Form 10-K405
period 1997-12-31
NRG ENERGY INC
filed 1998-03-30
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO________.

                          COMMISSION FILE NO. 333-33397

                                NRG ENERGY, INC.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            41-1724239
           --------                                            ----------
   (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       1221 NICOLLET MALL, SUITE 700
         MINNEAPOLIS, MINNESOTA                                 55403
         ----------------------                                 -----
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (612) 373-5300
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicated by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                                  ---    ---

     As of March 30, 1998, there were 1,000 shares of common stock, $1.00 par value, outstanding, all of which were owned by Northern States Power Company. No other voting or non-voting common equity is held by non-affiliates of the Registrant.

     The Registrant meets the conditions set forth in General Instruction I (1)
     (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     Documents Incorporated by Reference: None

INDEX
--------------------------------------------------------------------------------


                                                                        PAGE NO.
                                                                        --------
PART I

Item 1       Business                                                       1

Item 2       Properties                                                    14

Item 3       Legal Proceedings                                             19

Item 4       Submission of Matters to a Vote of Security Holders -          -
             Omitted per General Instruction I (2) (c)

PART II

Item 5       Market Price of & Dividends on the Registrant's
             Common Equity and Related Stockholder Matters                 20

Item 6       Selected Financial Data - Omitted per General
             Instruction I(2)(a)                                            -

Item 7       Management's Discussion and Analysis of Financial             21
             Condition and Results of Operations

Item 8       Financial Statements and Supplementary Data                   24

Item 9       Changes in & Disagreements with Accountants on                48
             Accounting and Financial Disclosure

PART III

Item 10      Directors and Executive Officers of the Registrant             -
             Omitted per General Instruction I (2)(c)

Item 11      Executive Compensation - Omitted per General                   -
             Instruction I (2)(c)

Item 12      Security Ownership of Certain Beneficial Owners and            -
             Management - Omitted per General Instruction I (2) (c)

Item 13      Certain Relationships and Related Transactions - Omitted       -
             per General Instruction I(2) (c)

PART IV

Item 14      Exhibits, Financial Statements Schedules and Reports          49
             On Form 8-K

SIGNATURES                                                                 51

PART I
ITEM 1 - BUSINESS
--------------------------------------------------------------------------------

GENERAL

         NRG Energy, Inc., ("NRG") is one of the leading participants in the independent power generation industry. Established in 1989 and wholly-owned by Northern States Power Company ("NSP"), NRG is principally engaged in the acquisition, development and operation of, and ownership of interests in, independent power production and co-generation facilities, thermal energy production and transmission facilities and resource recovery facilities. The power generation facilities in which NRG currently has interests (including those under construction) as of December 31, 1997 have a total design capacity of 8,516 megawatts ("MW"), of which NRG has or will have total or shared operational responsibility for 5,374 MW and net ownership of, or leasehold interests in 2,650 MW. In addition, NRG has substantial interests in district heating and cooling systems and steam generation and transmission operations. As of December 31, 1997, these thermal businesses had a steam capacity of approximately 3,550 million British thermal units ("mmBtus"). NRG's refuse-derived fuel ("RDF") plants processed more than 800,000 tons of municipal solid waste into approximately 650,000 tons of RDF during 1997.

         NRG has experienced significant growth in the last year, expanding from 1,353 MW of net ownership interests in power generation facilities (including those under construction) as of December 31, 1996 to 2,650 MW of net ownership interests as of December 31, 1997. This growth resulted primarily from a number of domestic and international investments and acquisitions. NRG's total operating revenues and equity in earnings of projects changed from $104.5 million and $32.8 million in 1996 to $118.3 million and $26.2 million, respectively, in 1997.

         NRG's headquarters and principal executive offices are located at 1221 Nicollet Mall, Suite 700, Minneapolis, Minnesota 55403. Its telephone number is (612) 373-5300.

STRATEGY

         NRG intends to continue to grow through a combination of acquisition and greenfield development of power generation and thermal energy production and transmission facilities and related assets in the United States and abroad. In the United States, NRG's near-term focus will be primarily on the acquisition of existing power generation capacity and thermal energy production and transmission facilities, particularly in situations in which its expertise can be applied to improve the operating and financial performance of the facilities. In the international market, NRG will continue to pursue development and acquisition opportunities in those countries in which it believes that the legal, political and economic environment is conducive to increased foreign investment.


SIGNIFICANT INVESTMENTS AND ACQUISITIONS IN 1997

         On February 11, 1997, NRG purchased 7.2% (4.5 million shares) of the common stock of Energy Developments Limited ("EDL"), an Australian Company, for AUS$9.9 million (US$7.9 million on that date). EDL is engaged in independent power generation from landfill gas, coal seam methane, and natural gas and owns approximately 184 MW of operating projects primarily in Australia. On September 24, 1997, NRG purchased an additional 10.1 million shares of common stock of EDL for an aggregate purchase price of AUS$22.2 million (US$16.1 million on that date), bringing NRG's ownership level to 19.97% of the outstanding shares of EDL. EDL's common stock is listed on the Australian Stock Exchange. Its share price as of December 31, 1997 was AUS$2.77 (US$2.08). In addition, NRG was granted an option to acquire 16.8 million convertible non-voting preference shares of EDL at AUS$2.20 per share. The preference shares do not become convertible into EDL's common stock unless a takeover bid is made for EDL by a person who is not an affiliate of the owner of the preference shares and such person is, or becomes, entitled to purchase more than 35% of EDL's outstanding common stock. In such event, if EDL fails to comply with an obligation to appoint directors nominated by the owner of the preference shares, the preference shares convert at the option of the owner to common shares of EDL on a share-for-share basis. NRG expects to exercise its option and acquire 16.8 million preference shares of EDL during the second quarter of 1998.

         In May 1997, NRG consummated the largest acquisition in its history, acquiring a 25.37% interest in the assets of a 2,000 MW brown coal fired thermal power station and adjacent coal mine located in Victoria, Australia and known as Loy Yang A ("Loy Yang"). The State of Victoria sold Loy Yang as part of its privatization program to a partnership formed by affiliates of NRG and of CMS Generation (a wholly-owned subsidiary of CMS Enterprises), together with Horizon Energy Investment Limited (an investment vehicle of Macquarie Bank), for a total price of approximately AUS$4.7 billion (or US$3.7 billion as of May 12, 1997). While most of the purchase price was raised through project-financed loans and leveraged leases that are non-recourse to the sponsors, NRG's equity investment was approximately US$257 million.

         In June 1997, NRG purchased the San Diego Power & Cooling Company ("SDPC"). The purchase price was $6.7 million, including a note to the seller for $2.7 million, payable over 72 months. The remaining amount, with the exception of a $50,000 contingency, was paid in cash. SDPC serves the cooling needs of thirteen major customers in the downtown San Diego central business district through an underground piping system. SDPC's chilled water capacity is 5,250 tons/hour.

         In June 1997, NRG and its partners closed the financing for the refurbishment and expansion of the Energy Center Kladno plant in Kladno, The Czech Republic. NRG owns a 34% interest in the existing 28 MW coal-fired project, which also supplies thermal energy. Non-recourse project financing was provided by a consortium of Czech banks, the International Finance Corporation, Nisshi Iwai and ABB. This financing will fund the refurbishment of the existing facility as well as the construction of a new 354 MW expansion project. NRG currently holds a 57.85% interest in the expansion project, and El Paso Energy International and Stredoceska Energeticka ("STE"), the regional Czech electric distribution company, hold the balance. NRG's total equity commitment in this project is approximately $46 million.(See "Item 2 - Properties for details on ownership.")

         On November 4, 1997, NRG acquired 100% of the outstanding shares of Pacific Generation Company ("PGC"), which was a wholly-owned indirect subsidiary of PacifiCorp, for a cash purchase price of approximately $148.8 million. PGC has ownership interests in 11 projects with a total capacity of 737 MW, of which PGC has operational responsibility for 312 MW and net ownership interest of 166 MW. In addition, PGC owns limited partnership interests in Energy Investors Funds, through which it owns an allocated share equal to 39MW of additional ownership interests. One of PGC's projects is located in Canada and the other ten are broadly distributed throughout the United States.

         On December 12, 1997, NRG and its partner, Indeck Energy Services (Europe), obtained financing commitments for the Enfield Energy Centre, a 396 MW gas-fired power project under construction in the North London borough of Enfield in the United Kingdom. NRG has a 50% interest in the project, which is planned to begin commercial operations at the end of 1999. NRG's total equity commitment to this project is approximately $28 million.

         In December 1997, through a consensual Chapter 11 bankruptcy, NRG acquired the assets of Mid-Continent Power Company, Inc. ("MCPC") in exchange for forgiveness of debt. The project is a gas-fired cogeneration plant with a rated capacity of 120 MW, located in Pryor, Oklahoma. Concurrently, with the asset acquisition, NRG reduced its interest in the project to 50% with Decker Energy International ("Decker") and its affiliate owning the remaining 50%. On December 31, 1997, NRG and Decker agreed to sell the facility to its major customer, Oklahoma Gas & Electric Company ("OG&E"), in order to settle outstanding disputes with OG&E relating to OG&E's obligation to purchase power from the facility. The sale price to OG&E is approximately $25.4 million. The sale has been approved by the Oklahoma Corporation Commission and is now awaiting approval from the Federal Energy Regulatory Commission. In January 1998, NRG received notice from its affiliate, NRG Generating (U.S.) Inc. ("NRGG"), that NRGG believed that it was entitled to purchase the MCPC facility under the terms of the Co-Investment Agreement between NRG and NRGG. (See "Significant Equity Investments - NRG Generating (U.S.) Inc." for a description of the Co-Investment Agreement). NRG and NRGG have submitted this issue to arbitration in accordance with the terms of the Co-Investment Agreement. (See "Item 3 - Legal Proceedings".)

SIGNIFICANT EQUITY INVESTMENTS
                                 LOY YANG POWER

         Loy Yang owns and operates a 2,000 MW brown coal fired thermal power station (the "Power Station") and the adjacent Loy Yang coal mine (the "Mine") located in the Latrobe Valley, Victoria, Australia. The Power Station has four generating units, each with a 500 MW boiler and turbo generator, which commenced commercial operation between July 1984 and December 1988. In addition, Loy Yang manages the common infrastructure facilities which are located on the Loy Yang site, which services not only the Power Station, but also the adjacent Loy Yang B 1000 MW power station ("Loy Yang B"), a pulverized dried brown coal plant, and several other nearby power stations.

         Loy Yang is required by law to sell its entire output of electricity (subject to certain narrow exemptions) through the competitive wholesale market for electricity operated and administered by the Victorian Power Exchange (the "Pool"). There are two components to the wholesale electricity market in Victoria. The first is the Pool. The second is the price hedging contracts, known as Contracts for Differences ("CFDs"), that are entered into between electricity sellers and buyers in lieu of traditional power purchase agreements, which are not available in Victoria because of the Pool system.

       Under the Victorian regulatory system, all electricity generated in Victoria must be sold and purchased through the Pool. All licensed generators and suppliers, including Loy Yang, are signatories to a pooling and settlement agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers. The Pool also provides centralized settlement of accounts and clearing. Prices for electricity are set by the Pool daily for each half-hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs. Under a new national electricity market, the grid in Victoria has been interconnected with that of New South Wales and limited trading is already taking place between those states. Over the long term, there are plans for the interconnection of the eastern seaboard states to establish what will be known as a national power pool.

         In a Pool system, it is not possible for a generator such as Loy Yang to enter into traditional power purchase agreements. In order to provide a hedge against Pool price volatility and also to support their financings, most of the Victorian generators have entered into CFDs with the Victorian distribution companies, Victorian government entities and industrial users ("customers"). These CFDs are financial hedging instruments which have the effect of fixing the price for a specified quantity of electricity for a particular seller and purchaser over a defined period. They establish a "strike price" for a certain volume of electricity purchased by the user during a specified period; differences between that "strike price" and the actual price set by the Pool give rise to "difference payments" between the parties at the end of the period. Even if Loy Yang is producing less than its contracted quantity it will still be required to make and will be entitled to receive difference payments for the amounts set forth in its CFDs.

         Loy Yang's current CFDs with the Victorian distribution companies and other Victorian government entities in respect of regulated customer load (which are called its "vesting contracts") cover approximately 73% of Loy Yang's forecast revenue from generation for the fiscal year ending June 30, 1998.

Loy Yang also enters into CFDs with its unregulated or "contestable" customers; these CFDs are known as "hedging contracts" and, together with the vesting contracts with the regulated customers, they cover approximately 93% of Loy Yang's forecast load through June 30, 1998. Each of the vesting contracts expires at the end of the franchise period (December 31, 2000), by which time all retail customers will have become "contestable customers" by operation of law. Loy Yang's hedging contracts are generally for a term of one to two years, and the volume of load covered by these contracts will increase as retail customers progressively become contestable. Loy Yang's goal is to cover 85% of its forecast load with hedging contracts.

         Loy Yang and the State Electricity Commission of Victoria (the "SECV") have been issued with a joint mining license for the Mine. Under the terms of the privatization, Loy Yang is required to mine coal to supply not only its own Power Station but also the neighboring Loy Yang B and an additional future power station that could be developed on a nearby site. This requirement extends to 2027, but may be extended for an additional 30 years at the SECV's option. Loy Yang receives a fixed capacity charge and a variable energy charge for these services, coupled with a system of initiatives and penalties. Loy Yang has over 70 years of economically viable coal supply at current usage rates within its mine license area, even assuming that it is required to continue supplying coal to the other parties beyond 2026.

                             GLADSTONE POWER STATION

         The Gladstone Power Station ("Gladstone") is a 1,680 MW coal-fired power generation facility located in Gladstone, Australia. NRG acquired a 37.5% ownership interest in Gladstone when the facility was privatized in March 1994. The other participants in this acquisition are subsidiaries or affiliates of Comalco Limited, Marubeni Corporation, Sumitomo Corporation and Sumitomo Light Metal Industries, Mitsubishi Corporation and Mitsubishi Materials Corporation, and Yoshida Kogyo (the "Participants"). NRG Gladstone Operating Services Pty. Ltd., a wholly-owned subsidiary of NRG ("NRG Gladstone"), operates Gladstone under an operations and maintenance agreement expiring in 2011.

         Gladstone sells electricity to the Queensland Transmission and Supply Corporation ("QTSC") and also to Boyne Smelters Limited located at Boyne Island, Queensland ("the Smelter"). Pursuant to an Interconnection and Power Pooling Agreement (the "IPPA"), the Participants have the right to interconnect Gladstone to the QTSC system and QTSC is obligated to accept all electricity generated by the facility (subject to merit order dispatch), for an initial term of 35 years. QTSC also has agreed under the IPPA to permit the Smelter to interconnect to the QTSC system and to provide sufficient generating capacity on its system in order to provide an uninterrupted supply of power to the Smelter in most circumstances. The Participants are obligated to maintain a 35% reserve margin for the Smelter design load, but the QTSC is obligated to provide capacity support to the Participants to make up any shortfall between the available capacity from Gladstone and the Smelter demand at any given time.

         The QTSC also entered into a 35-year Capacity Purchase Agreement (a "CPA") with each of the Participants for its percentage of the capacity of Gladstone, excluding that sold directly to the Smelter. Under the CPAs, the Participants are paid both a capacity and an energy charge by the QTSC. The capacity charge is designed to cover the projected fixed costs allocable to the QTSC, including debt service and an equity return, and is adjusted to reflect variations in interest rates. A capacity bonus is also available if the Equivalent Availability Factor exceeds 88% on a rolling average basis, and damages are payable by the Participants if it is less than 82% on that same basis. As of December 31, 1997, the two-year average Equivalent Availability Factor was 89.6%. The QTSC also pays an energy charge, which is intended to cover fuel costs.

         The owners of the Smelter ("BSL") have also entered into a Block A PPA and Block B PPA with each Participant, providing for the sale and purchase of such Participant's percentage share of capacity allocated to the existing Smelter. The term of each of these PPAs is 35 years. BSL is obligated to pay to each Participant a demand charge that is intended to cover the fixed costs of supplying capacity to the existing Smelter and the Smelter expansion, including debt service and return on equity. BSL also is obligated to pay an energy charge based on the fuel cost associated with the production of energy from the facility. NRG anticipates that the Smelter expansion will result in an increase in Gladstone capacity utilization from approximately 41% in 1994 to an estimated 60% in 1998 and 70% in 1999.

         NRG Gladstone is responsible for operation and maintenance of Gladstone pursuant to a 17-year Operation and Maintenance Agreement that commenced in 1994. NRG Gladstone is entitled to a base fee of AUS$1.25 million per year indexed in accordance with Australian CPI (approximately $.942 million, based on exchange rates and ACPI in effect at December 31, 1997), and an annual bonus based on the capacity bonuses to which the Participants are entitled under the CPAs. NRG Gladstone is obligated to pay liquidated damages for shortfalls in availability in an amount calculated by reference to the liquidated damages payable by the Participants under the CPAs and the PPAs. NRG Gladstone's obligations under the Operation and Maintenance Agreement are unconditionally guaranteed by NRG, subject to an aggregate liability cap of AUS$25 million indexed in accordance with ACPI (approximately $18.7 million, based on exchange rates and ACPI in effect at December 31, 1997).

                           COLLINSVILLE POWER STATION

         The Collinsville Power Station ("Collinsville") is a 189 MW coal-fired power generation facility located in Collinsville, Australia. In March 1996, NRG acquired a 50% ownership interest in Collinsville when it was privatized by the Queensland State government. NRG's partner in this acquisition is Transfield Holdings Pty Ltd ("Transfield"), an Australian infrastructure contractor, with which NRG formed an unincorporated joint venture to refurbish this plant. The joint venture contracted with an affiliate of Transfield to complete the refurbishment of the facility under a turn-key contract. The operation and maintenance of the facility will be undertaken by Collinsville Operations Pty Ltd, a 50% owned subsidiary of NRG which has entered into a technical services agreement with NRG for some staffing and assistance with certain operational and maintenance functions.

         The Collinsville facility failed to achieve its scheduled commercial operation date of March 1, 1998. NRG expects the commercial operation date to occur in May 1998. The joint venture is liable to QTSC under the PPA for liquidated damages of approximately AUS $27,000 per day until the facility achieves commercial operation. In addition, the joint venture is liable for further liquidated damages if the capacity of the refurbished plant is less than
177.25 MW. Total liquidated damages which NRG and Transfield can be required to pay to QTSC under the power purchase agreement with QTSC (the "Collinsville PPA") are limited to AUS $5 million (indexed in April 1995 dollars). In addition, the QTSC will have the right to terminate the Collinsville PPA if, among other things, the tested capacity of the facility is not at least 160 MW by September 1, 1998. The joint venture's remedies under the turn-key refurbishment contract with Transfield include a reduction in the contract price of AUS $110,000 per day from and after March 1, 1998, until the facility achieves a tested capacity of 160 MW. Transfield has indicated to NRG that it intends to dispute the price reduction. No assurance can be given with respect to the outcome of such dispute.

                             SCHKOPAU POWER STATION

         In 1993, NRG and PowerGen plc of the United Kingdom each acquired a 50% interest in a German limited liability company, Saale Energie GmbH ("Saale"). Saale then acquired a 41.1% interest in a 960 MW coal-fired power plant that was under construction in the city of Schkopau, which is located in the former East Germany. A German energy company, VEBA Kraftwerke Ruhr AG ("VKR"), owns the remaining 58.9% interest in Schkopau and operates the plant. The partnership of Saale and VKR that owns the plant is called Kraftwerk Schkopau GbR ("KS").

         The first 425 MW unit of the Schkopau plant began operation in January 1996, the 110 MW turbine went into commercial operation in February 1996, and the second 425 MW unit came on line in July 1996. Acceptance testing of all of the individual pieces of equipment has been completed.

         VKR operates and maintains the Schkopau facility under an operation and maintenance contract with Kraftwerk Schkopau Betriebsgesellschaft mbH, a German limited liability company ("KSB"), in which Saale and VKR hold interests of 44.4% and 55.6%, respectively, and which is responsible for the operation and maintenance of the facility pursuant to certain agreements with each of Saale and VKR. VKR is paid a management fee for such services made up of several variable components that will be adjusted according to changes in, among other things, labor costs, producer prices for light fuel oil and prices for electricity. Pursuant to the KSB partnership agreement between Saale and VKR and the Saale shareholders agreement between NRG and PowerGen, NRG has the right to participate in the oversight of facility operations and in the approval and oversight of facility budgets and policies. The plant is fueled by brown coal (lignite) which will be provided under a long-term contract by MIBRAG's Profen lignite mine.

         Pursuant to the KS partnership agreement between Saale and VKR, each partner has been allocated a share of capacity and energy generated by the facility. Saale sells its allocated 400 MW portion of the plant's capacity under a 25-year contract with VEAG, a major German utility which controls the high-voltage transmission of electricity in the former East Germany. VEAG pays a price that is made up of three components, the first of which is designed to recover installation and capital costs, the second to recover operating and other variable costs, and the third to cover fuel supply and transportation costs. NRG receives 50% of the net profits from these VEAG payments through its ownership interest in Saale.

                                     MIBRAG

         NRG owns an indirect 33-1/3% interest in the equity of Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG") which owns coal mining, power generation and associated operations, all of which are located south of Leipzig, Germany. MIBRAG is a corporation formed by the German government following the reunification of East and West Germany, to hold two open-cast brown coal (lignite) mining operations, a lease on an additional mine, three lignite-fired industrial cogeneration facilities and briquette manufacturing and coal dust plants, all located in the former East Germany. In connection with the acquisition, NRG and its partners agreed to invest (from cash flow from MIBRAG operations) in excess of DM 1 billion (US$556 million based on the exchange rate as of December 31, 1997) by December 31, 2004 to modernize the existing mines and power generation facilities and to develop new open-pit mines. The German government is obligated to provide certain guarantees of bank loans to MIBRAG relating to capital improvements to the Schleenhain mine. MIBRAG also agreed to operate the three power generation facilities until 2005, to operate the briquette plants in accordance with market demand until 2005, and to operate the lignite mines until continued operation of the mines is no longer economically justifiable. In addition, MIBRAG has made certain employee retention commitments until 2000. Under the provisions of the sale and purchase agreement, NRG and its partners agreed to make a deferred payment of DM 40 million to the German government in the year 2009. This obligation will be reduced by certain costs incurred by MIBRAG. The remaining obligation at December 31, 1997 was DM 15.7 million (or US$8.7 million based on the exchange rate on December 31, 1997). NRG expects the entire obligation will be offset by ongoing costs prior to the year 2009.

         MIBRAG's cogeneration operations consist of the 100 MW Mumsdorf facility, the 60 MW Deuben facility and the 40 MW Wahlitz facility. These facilities provide power and thermal energy for MIBRAG's coal mining operations and its briquette manufacturing plants. All power not consumed by MIBRAG's internal operations is sold under an eight-year power purchase agreement with Westsachsische Energie Aktiengesellschaft ("WESAG"), a recently privatized German electric utility. NRG and PowerGen jointly, through Saale, provide consulting services for a fee for the operation of the MIBRAG steam and power generation facilities, the associated electrical and thermal transmission and distribution system and the briquette manufacturing plants, under a power consultancy agreement with MIBRAG for the life of the facilities. After some retrofitting was completed by MIBRAG, NRG believes that all three of these cogeneration facilities now satisfy the current European Union environmental regulations. MIBRAG leases these cogeneration facilities under a 13-year lease pursuant to which MIBRAG has operating control of, and a 1% interest in, the facilities.

         MIBRAG's lignite mine operations include Profen, Zwenkau and Schleenhain (which is under construction but has not yet commenced operations), with total estimated reserves of 776 million metric tons. Morrison Knudsen, an international mining company, provides consulting services to mines under a consultancy agreement with MIBRAG for the life of the mines. In addition to providing approximately 3 million tons of lignite per year for MIBRAG's three cogeneration facilities and one briquette facility, output from these mines supplies lignite to the Schkopau power station and other facilities. The total output of the new Schleenhain mine will be dedicated to the new 1600 MW Lippendorf power station. MIBRAG is currently supplying coal for the existing Lippendorf and Thierbach power generation facilities, but they are expected to close in 1999 when the new Lippendorf facility is scheduled to commence operations.

                                      COBEE

         In December 1996, NRG acquired an interest in Compania Boliviana de Energia Electrica S.A.-Bolivian Power Company Limited ("COBEE"), the second largest generator of electricity in Bolivia. The acquisition was consummated through a Netherlands corporation, Tosli Investments B.V. ("Tosli"), which is 50% owned by subsidiaries of NRG and Vattenfall AB of Sweden ("Vattenfall"). On December 19, 1996, Tosli completed a successful tender offer for the shares of COBEE, which were listed on the New York Stock Exchange, acquiring 96.6% of COBEE's outstanding common shares for a total purchase price of $175 million. COBEE shares were delisted in January 1997. The COBEE board of directors consists of three designees of NRG, three designees of Vattenfall and three directors appointed jointly by NRG and Vattenfall. In addition, in December 1996, the Chief Executive Officer of NRG was elected as chairman of the board of directors of COBEE.

         COBEE has entered into an Electricity Supply Contract with Electricidad de La Paz S.A., a Bolivian distribution company ("Electropaz"), which provides that COBEE shall supply Electropaz with all of the electricity that COBEE can supply, up to the maximum amount of electricity required by Electropaz to supply the requirements of its distribution concession. This Electricity Supply Contract expires in December 2008. COBEE has entered into a substantially similar contract with Empresa de Luz Fuerza Electricade Oruro, S.A., another Bolivian distribution company, ("ELF"). Electropaz and ELF are both wholly-owned subsidiaries of Ibedrola S.A., a Spanish utility company. All payments by Electropaz and ELF are in local currency, tied to the value of the U.S. dollar.

         COBEE operates its electric generation business under a 40-year Concession granted by the Government of Bolivia in 1990, as most recently amended in March 1995. Under this Concession, COBEE is entitled to earn a return of 9% after all operating expenses, depreciation, taxes and interest expense, calculated on its U.S. dollar rate base, consisting of net fixed assets at historical cost in U.S. dollars and working capital and materials up to certain limits. The Bolivian Electricity Code also provides for the adjustment of rates to compensate COBEE for any shortfall or to recapture any excess in COBEE's actual rate of return during the previous year. COBEE periodically applies to the Superintendent of Electricity for rate increases sufficient to provide its 9% rate of return based on COBEE's current operating results and its projection of future revenues and expenses.

                           NRG GENERATING (U.S.) INC.

         On January 18, 1996, the U.S. Bankruptcy Court for the District of New Jersey awarded NRG the right to acquire a 41.86% equity interest in O'Brien Environmental Energy, Inc. ("O'Brien"), which emerged from bankruptcy on April 30, 1996 and was renamed "NRG Generating (U.S.) Inc." ("NRGG"). NRG currently holds 45.21% of the common stock of NRGG. The remaining 54.79% of the common stock is held publicly. NRGG has interests in four domestic operating projects with an aggregate capacity of approximately 346 MW. NRGG's principal operating projects include: (a) the 52 MW Newark Boxboard Project (which is owned 100% by a wholly-owned project subsidiary of NRGG), a gas-fired cogeneration facility that sells electricity to Jersey Central Power & Light Company ("JCP&L") and steam to Newark Group Industries, Inc.; (b) the 122 MW E.I. du Pont Parlin Project (which is owned 100% by a wholly-owned project subsidiary of NRGG), a gas-fired cogeneration facility that sells electricity to JCP&L and steam to E.I. du Pont de Nemours and Company; (c) an 83% interest in a 22 MW standby/peak sharing facility which provides electricity and standby capabilities for the Philadelphia Municipal Authority; and (d) a 33.33% interest in the 150 MW Grays Ferry project, a gas-fired cogeneration project located in Philadelphia, which sells electricity to PECO Energy Company ("PECO"). PECO recently attempted to terminate the PPA with respect to the Grays Ferry project. The Grays Ferry partnership in turn commenced litigation claiming there is not basis for termination of such agreement. (See "Item 3 - Legal Proceedings.")

         NRG provides NRGG with administrative services in connection with day-to-day operations. NRG employees serve as NRG's designees on the board of directors of NRGG. NRG and NRGG also entered into a "Co-Investment Agreement," pursuant to which NRG granted NRGG a right of first offer until May, 2003 to acquire from NRG each energy development project first developed or acquired by NRG for which a co-investor is required because of federal or state regulatory restrictions on NRG's ownership. In addition, NRG has agreed that, prior to May 1, 1999, a minimum of one or more such projects, having an aggregate equity value of at least $60 million or a minimum power generation capacity of 150 MW, will be so offered. To facilitate NRGG's ability to acquire projects under the Co-Investment Agreement, NRG is obligated to provide financing to NRGG (on commercially competitive terms) to the extent that NRGG is unable to obtain funds on comparable terms from other sources.

         Pursuant to the Co-Investment Agreement, NRGG acquired from NRG 100% of the membership interests in NRG (Morris) Cogen, LLC on December 30, 1997. NRG (Morris) Cogen has the exclusive right to build a 117 MW cogeneration plant that is presently under construction on the site of the Equistar Chemicals, LP manufacturing facility in Morris, Illinois. NRG has committed to finance the acquisition price pursuant to a loan agreement between NRG and NRGG. NRG has guaranteed the obligation of NRGG to invest equity into the project company to the lenders to the project company, for which The Chase Manhattan Bank is agent.

         NRG has also agreed to certain provisions designed to protect the rights of the holders of the equity in NRGG that is not owned by NRG. These provisions include super-majority voting requirements with respect to a merger or sale of all or substantially all of NRGG's assets and certain additional issuances of NRGG stock, the creation of an independent committee of the board of directors of NRGG with authority to, among other things, determine whether NRGG will exercise its right of first offer under the Co-Investment Agreement and a commitment that, for a seven-year period following NRG's investment in NRGG, NRG will not remove or vote against the re-election to NRGG's board of directors of any of the three directors who constitute the independent directors committee.

         NRGG and NRG have entered into various loan agreements. At December 31, 1997, the loan balance due to NRG was $2,624,204 with a maturity date of April 30, 2001.

         NRGG's shares are traded on The NASDAQ National Market under the symbol "NRGG". NRGG's closing share price as of December 31, 1997 was $19.875.

                                    SUNNYSIDE

         In 1994, NRG, through a wholly-owned subsidiary, purchased a 50 percent ownership interest in Sunnyside Cogeneration Associates, a Utah joint venture, which owns and operates a 58 MW waste coal plant in Utah. The waste coal plant is currently being operated by a partnership that is 50 percent owned by an NRG affiliate. As of year-end 1997, NRG and its partner's effort to restructure the debt of the Sunnyside project was not successful. Due to the lack of progress in restructuring the debt, NRG recorded a nonrecurring expense, as of December 31, 1997, of $8.9 million to write down its investment in the Sunnyside project.

SIGNIFICANT WHOLLY-OWNED OPERATIONS

                        MINNEAPOLIS ENERGY CENTER ("MEC")

         MEC provides steam and chilled water to customers in downtown Minneapolis, Minnesota. MEC currently provides 90 customers with 1.6 billion pounds of steam per year and 34 customers with 39.1 million ton hours of chilled water per year. NRG acquired MEC in August 1993 for approximately $110 million. MEC's assets include two combined steam and chilled water plants, three chilled water plants, two steam plants, six miles of steam and two miles of chilled water distribution lines. The MEC plants have a combined steam capacity of 1,323 mmBtus per hour (388 MWt) and cooling capacity of 35,550 tons per hour.

         MEC provides steam and chilled water to its customers pursuant to energy supply agreements which expire at varying dates from December 1998 to March 2018. Historically, MEC has renewed its energy supply agreements as they near expiration. With minor exceptions, these agreements are standard form contracts providing for a uniform rate structure consisting of three components: a demand charge designed to recover MEC's fixed capital costs, a consumption charge designed to provide a per unit margin, and an operating charge designed to pass through to customers all fuel, labor, maintenance, electricity and other operating costs. The demand and consumption charges are adjusted in accordance with the Consumer Price Index every five years.

                                    ROCK-TENN

         Rock-Tenn process steam operation, which is owned and operated by NRG, consists of a five-mile closed-loop steam/condensate line that delivers steam to the Rock-Tenn Company (formerly Waldorf Corporation), a paper manufacturer in St. Paul, Minnesota, and has a peak steam capacity of 430 mmBtus per hour (126
MWt). As a result of the settlement of a 1987 dispute between Waldorf and NORENCO Corporation (a predecessor of NRG), Waldorf prepaid revenues for future steam service. As of December 31, 1997, deferred revenues remaining were $4.7 million. Rock-Tenn's corrugated medium operations are on 24-hour a day, 7-day a week schedule. The corrugated medium operations represent approximately 40% of normal steam sales.

         NRG delivers steam to Rock-Tenn pursuant to a steam sales agreement which expires in 2007. Under the agreement Rock-Tenn is obligated to purchase its total energy needs for its St. Paul, Minnesota facility through June 30, 2007. The agreement does not obligate Rock-Tenn to purchase a minimum quantity of energy. Instead, Rock-Tenn's failure to acquire a certain quantity of energy during a given contract year triggers an NRG right to terminate the agreement, unless Rock-Tenn elects to compensate NRG for the deficit energy usage amount.

                                 NEO CORPORATION

         NEO is a wholly-owned project subsidiary of NRG that was formed to develop small power generation facilities, ranging in size from 1 to 50 MW, in the United States. NEO is currently focusing on the development and acquisition of landfill gas projects and the acquisition of hydroelectric projects.

         Through the investment vehicle Northbrook Energy, L.L.C. ("Northbrook"), NEO has a 50% interest in eighteen small operating hydroelectric projects, ranging in size from 1 MW to 6 MW and having a total capacity of 39.3 MW. As of December 31, 1997, NEO's total investment in these projects was $3.9 million. NEO also loaned $3.7 million to Omega Energy Partners, L.L.C. ("Omega") to fund Omega's 50% equity interest in Northbrook.

         NEO has a 50% interest in fourteen operating landfill gas projects, as of December 31, 1997, ranging in size from 1 MW to 10 MW. As of December 31, 1997, NEO's equity investment in these projects totaled $1.0 million and loans to fund development, construction and start-up amounted to $55 million. In addition, NEO has six landfill gas projects under construction. NEO expects its total funding requirements to be approximately $60 million, and total capacity of the portfolio is expected to reach 73 MW in 1998.

         On September 24, 1997, certain affiliates of NEO entered into a Construction, Acquisition and Term Loan Agreement with Lyon Credit Corporation ("Lyon") for $92 million to fund the construction of the landfill gas collection systems and generation facilities for certain NEO landfill gas projects in development. The construction loan for each project will convert to a term loan containing a maximum maturity date of ten (10) years. NRG has agreed to provide Lyon with a guarantee during the construction loan period. In addition, NRG has agreed to guarantee the monetization and use of the Section 29 tax credits generated from the landfill gas projects financed by Lyon through the year 2007.

         An important factor in the after tax return of the landfill gas projects is the eligibility of these projects for Section 29 tax credits. The
Section 29 tax credit is available only to projects that produce gas from biomass or synthetic fuels from coal. Landfill gas is produced from biomass for purposes of the Section 29 credit. To qualify for the credit, the facility for producing gas must be placed in service no later than June 30, 1998.

                          RESOURCE RECOVERY FACILITIES

         NRG's Newport resource recovery facility, located in Newport, Minnesota, can process over 1,500 tons of municipal solid waste, ("MSW") per day, 92% of which is recovered as RDF or other recycleables and reused in power generation facilities in Red Wing and Mankato, Minnesota. The Newport facility, which was originally constructed and operated by NSP, was transferred to NRG in 1994. NRG owns 100% of, and operates and maintains, the Newport facility.

         Pursuant to service agreements with Ramsey and Washington Counties
(the "Counties") which expire in 2007, NRG processes a minimum of 280,800 tons of MSW per year at the Newport facility and receives service fees based on the amount of waste processed, pass-through costs and certain other factors. NRG is also entitled to an operation and maintenance fee, which is designed to recover fixed costs and to provide NRG a guaranteed amount for operating and maintaining the Newport facility for the processing of 750 tons per day of MSW, whether or not the Counties deliver such waste for processing.

         Since 1989, NRG has operated the Elk River resource recovery facility located in Elk River, Minnesota, which can process over 1,500 tons of MSW per day, 90% of which is recovered as RDF or other recyclables and reused in power generation facilities in Elk River and Mankato, Minnesota. NSP owns 85% of the Elk River facility, and United Power Association owns the remaining 15%.

         Pursuant to service agreements between NSP and each of Anoka County, Hennepin County, Sherburne County in Minnesota and the Tri-County Solid Waste Management Commission in Minnesota (the "NSP Service Counties"), all of which expire in 2009, NSP is obligated to process a maximum of 450,000 tons of MSW per year and is entitled to receive service fees based on the amount of waste processed, pass-through costs, revenues credited to the NSP Service Counties and certain other factors. NSP is also entitled to an operation and maintenance fee, which is designed to recover fixed costs and to provide NSP a guaranteed amount for operating and maintaining the facility for the processing of 214,900 tons of waste, whether or not the NSP Service Counties deliver such waste for processing.

         NRG also provides ash storage and disposal for the Elk River facility at NSP's Becker ash disposal facility, an approved ash deposit site adjacent to NSP's Sherburne County generating facility near Becker, Minnesota. NRG operates the Becker facility on behalf of NSP. Pursuant to an ash management services agreement between NSP and the NSP Service Counties, the NSP Service Counties pay an ash disposal fee based on the amount of ash disposal, pass-through costs and certain other factors.

         RDF projects, such as NRG's Newport facility and NSP's Elk River facility, historically were assured adequate supply of waste through state and local flow control legislation, which directed that waste be disposed of in certain facilities. In May 1994, the United States Supreme Court held that such waste was a commodity in interstate commerce and, accordingly, that flow control legislation which prohibited shipment of waste out of state was unconstitutional. Since this ruling, the RDF facilities owned or operated by NRG have faced increased competition from landfills.

SIGNIFICANT PENDING ACQUISITIONS AND PROJECTS UNDER DEVELOPMENT

                                    WEST JAVA

         A joint venture among NRG, Ansaldo Energia SpA, a major Italian industrial company ("Ansaldo"), and P.T. Kiani Metra, an Indonesian industrial company ("PTKM"), is developing a 400 MW coal-fired power generation facility in West Java Indonesia through P.T. Dayalistrik Pratama ("PTDP"), a limited liability company created by the joint venturers. Each of NRG and Ansaldo has an ownership interest of 45% in PTDP and PTKM has an ownership interest of 10%.

         On November 13, 1996, PTDP signed a Power Purchase Agreement (the "West Java PPA") with P.T. PLN (Persero) ("P.T. PLN"), an instrumentality of the Government of Indonesia. Under the terms of the existing West Java PPA, PTDP was to have drawn and closed on construction financing for the project no later than January 12, 1998. However, the government of Indonesia issued Decree No. 39/1997 in September, 1997 which placed the West Java project on a list of Indonesian infrastructure projects to be halted and reviewed by the government before being allowed to proceed. There have been no communications from the Indonesian government regarding when the project may be reviewed or allowed to continue towards financial close and construction and operation. In addition, the significant decline of the Indonesian currency has placed the viability of the project and its related PPA in serious question.

         In February 1998, P.T. PLN announced that payments under existing and operating PPAs would be made in local currency terms (the rupiah) rather than the U.S. dollar terms dictated in the PPAs (including the West Java PPA). The payment has been fixed at the rate of 2450 rupiah to the dollar, which approximates the currency exchange rate in place at the time P.T. PLN signed most of the PPAs. However, since the October Asian crisis, the rupiah has severely devalued causing an average economic loss of 75% of the revenues under the PPAs.

         On January 9, 1998, PTDP filed a Notice of Force Majeure with the PLN informing them that due to the application of Decree No. 39/1997, PTDP has been prevented from satisfying certain of its obligations under the PPA, including the obligation to achieve the financing date by January 12, 1998. NRG believes that the filing of the Notice of Force Majeure preserves PTDP's rights under the West Java PPA.

         All development efforts on the project are temporarily halted until the economic issues of Indonesia are stabilized and the West Java project is allowed to proceed. As of December 31, 1997, NRG had infused $5.6 million of capital into the project (of which $3.8 million was used to acquire land) and had an additional $3.9 million of capitalized development costs. In addition, NRG has an interest rate hedge in place for a portion of the equity commitment to PTDP at December 31, 1997. The mark-to-market on the hedge if it were to be settled at December 31, 1997 would have been $4.3 million. As of March 30, 1998 the mark-to-market on the hedge was $4.0 million. If the project is not allowed to go forward, NRG will be required to write-off the majority of these costs.

                                     ESTONIA

         On December 20, 1996, representatives of the Estonian Government, the state-owned utility Eesti Energia ("EE"), and NRG signed a Development and Cooperation Agreement ("DCA"). The DCA defines the terms under which the parties are to establish a plan to develop and refurbish the Balti and Eesti Power Plants. Pursuant to the DCA, a business plan for the joint project was submitted in June 1997. NRG has stated its willingness to invest up to $67.25 million of equity into the project and to assist the joint project in obtaining non-recourse debt in an amount necessary to fund the required capital improvements to the Balti and Eesti Power Plants. Recently the Estonian government announced that it had rejected the business plan of NRG and EE. Early in 1998 the Estonian government and EE offered to work on a new plan with NRG. NRG has a policy of expensing all costs until there is a signed contract and Board of Directors approval. All such costs with respect to Estonia have been expensed. Discussions are continuing with the Estonian government as management continues to evaluate the Estonian situation as well as other opportunities around the world.

                                      CAJUN

         NRG, together with two other parties and the Chapter 11 trustees, have filed a plan with the United States Bankruptcy Court for the Middle District of Louisiana to acquire the fossil generating assets of Cajun Electric Power Cooperative of Baton Rouge, Louisiana ("Cajun") for approximately $1.1 billion. The NRG consortium has the support of the Chapter 11 trustee and Cajun's secured creditors. The Court has also received two other competing plans of reorganization for Cajun. All three plans of reorganization are the subject of a confirmation hearing which began in December, 1996. NRG expects the confirmation process to conclude in the second quarter of 1998. Under the plan filed with the Court, NRG would hold a 30% equity interest in Louisiana Generating LLC, which would acquire Cajun's 1706 MW, excluding nuclear generating assets.

                                   EL SEGUNDO

         On November 21, 1997, NRG signed an Asset Purchase Agreement to acquire a 50% interest in the El Segundo Generating Station, a 1,020 MW natural gas-fired project, from Southern California Edison Company ("SCE"). NRG and its partner Destec Energy, Inc. ("Destec"), a subsidiary of NGC Corporation ("NGC"), are jointly and severally liable under the agreement for the payment of the $87.75 million purchase price. Consummation of the transaction is expected to occur on or before March 31, 1998, but it is contingent on receipt of regulatory approvals and consents from a number of governmental and private parties. NRG will be the lead party on operations and Destec's parent, NGC, will be the lead party on fuel procurement and power marketing. SCE will provide operations and maintenance services for the first two years, in accordance with bid protocol and California regulation.

                                   LONG BEACH

         In January, 1998 NRG and Destec, signed an agreement with SCE to acquire SCE's Long Beach plant for approximately $29.8 million. The gas-fired plant has a summer capacity rating of 530 MW. The acquisition is contingent upon regulatory approval by the California Public Utility Commission and the Federal Trade Commission. NRG and Destec will each hold 50% ownership in the Long Beach plant. NRG will be the lead party on operations and NGC will be the lead party on fuel procurement and power marketing. SCE will provide operations and maintenance services for the first two years, in accordance with bid protocol and California regulation.

         Because of the many complexities inherent in the acquisition, development and financing of projects, there can be no assurance that any of NRG's pending acquisitions and projects under development, including those described above, will be consummated.

PROJECT AGREEMENTS

         In the past, virtually all of NRG's operating power generation facilities have sold electricity under long-term power purchase agreements. A facility's revenue from a power purchase agreement usually consists of two components: energy payments and capacity payments. Energy payments, which are intended to cover the variable costs of electric generation (such as fuel costs and variable operation and maintenance expense), are normally based on a facility's net electrical output measured in kilowatt hours, with payment rates either fixed or indexed to the fuel costs of the power purchaser. Capacity payments, which are generally intended to provide funds for the fixed costs incurred by the project subsidiary or project affiliate (such as debt service on the project financing and the equity return), are normally calculated based on the net electrical output or the declared capacity of a facility and its availability.

         A number of the more recent projects in which NRG has acquired or is acquiring an interest do not have long-term power purchase agreements. For example, Loy Yang does not have such agreements because under the new Australian regulatory scheme, all generators must sell their output to a grid, where the price is established by a neutral regulator based on the market prices during each defined period. The same will be true of Enfield, since the United Kingdom has adopted a similar regulatory scheme. Similarly, the El Segundo and Long Beach projects will be merchant plants, selling power through a newly established independent system operator. In the case of the Kladno project, where there is a long-term agreement, the energy price is tied to the market price of electricity rather than to the costs incurred by the project, so the contract does not provide the traditional level of certainty and protection. While these "merchant" projects introduce new risks and uncertainties and require careful advance analysis of the local power markets, NRG believes that they are becoming increasingly common in the independent power market.

REGULATION

         NRG is subject to a broad range of federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its United States and international projects. These laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that, after completion, the facility operate in compliance with their requirements. NRG strives to comply with the terms of all such laws, regulations, permits and licenses and believes that all of its operating plants are in material compliance with all such applicable requirements. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations complied with. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. Furthermore, there can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to NRG which would have an adverse impact on its operations.

EMPLOYEES

         At December 31, 1997, NRG employed 603 people, approximately 320 of whom are employed directly by NRG and approximately 283 of whom are employed by its wholly-owned subsidiaries.

ITEM 2 - PROPERTIES
------------------------------------------------------------------------------

Set forth in the two tables and the text below are descriptions of NRG's interests in facilities, operations or projects under construction as of December 31, 1997.

          INDEPENDENT POWER PRODUCTION AND COGENERATION FACILITIES (1)

NAME AND LOCATION OF FACILITY                       LATER OF DATE OF           DESIGN       NRG'S          POWER
                                                    ACQUISITION OR DATE        CAPACITY     PERCENTAGE     PURCHASER
                                                    OF COMMERCIAL              (MW)(2)      OWNERSHIP
                                                    OPERATION                               INTEREST
INTERNATIONAL PROJECTS:
Loy Yang Power (3), Australia                             1997                 2000         25.37          Victorian Pool

Gladstone Power Station, Australia                        1994                 1680         37.50          QTSC; BSL

Collinsville, Australia                                   1998                 189          50.00          QTSC

Energy Developments Limited, Australia                    1997                 237          19.97          Various

Kladno Czech Republic, existing project                   1994                 28           34.00          STE/Industrials

Kladno Czech Republic, expansion project                  1999                 354          (4)            STE

Schkopau Power Station, Germany                           1996                 960          20.55          VEAG

MIBRAG mbH(3), (Mumsdorf) Germany                         1994                 100          33.33          WESAG

MIBRAG mbH(3), (Deuben) Germany                           1994                 60           33.33          WESAG

MIBRAG mbH(3), (Wahlitz) Germany                          1994                 40           33.33          WESAG

COBEE, Bolivia                                            1996                 218 (5)      48.30          Electropaz/ELF

Latin Power (Mamonal), Colombia                           1994                 100          6.45           Proelectrica

Latin Power (Termovalle), Colombia                        1998                 199          4.88           EPSA

Latin Power (ELCOSA), Honduras                            1994                 80           7.65           Empresa Nacional de
                                                                                                           Energia Electrica

Latin Power (Dr. Bird), Jamaica                           1995                 74           8.78           Jamaica Public Service
                                                                                                           Company, Ltd.

Latin Power (Aguaytia), Peru                              1998                 155          3.28           Central Peruvian
                                                                                                           Electricity Grid

Enfield (London) UK                                       1999                 396          50.00          U.K. Electricity Grid

DOMESTIC PROJECTS:
Pacific Generation Company (6)                            1997                 737

     Camas Power                                          1997                 25 (7)       100.00         Steam Purchase by
                                                                                                           Fort James Corporation

     Crockett Cogeneration                                1997                 240          24.87          PG&E

     Curtis-Palmer Hydro                                  1997                 58           8.50           NIMO

     Kingston Cogeneration                                1997                 110          25.00          Ontario Hydro

     Maine Energy Recovery                                1997                 22           16.25          CMP

NAME AND LOCATION OF FACILITY                       LATER OF DATE OF           DESIGN       NRG'S          POWER
                                                    ACQUISITION OR DATE        CAPACITY     PERCENTAGE     PURCHASER
                                                    OF COMMERCIAL              (MW)(2)      OWNERSHIP
                                                    OPERATION                               INTEREST

     Penobscot Energy Recovery                            1997                 22           28.70          Bangor
                                                                                                           Hydroelectric
                                                                                                           Company

     Mt. Poso Cogeneration                                1997                 50           21.90          PG&E (8)

     PowerSmith Cogeneration                              1997                 110          8.75           Oklahoma Gas
                                                                                                           & Electric

     WindPower Partners 1987                              1997                 50           17.00          PG&E

     WindPower Partners 1988                              1997                 30           18.54          PG&E

     Turners Falls                                        1997                 20           8.9            Unitil Power
                                                                                                           Company(8)

NRGG (Parlin), New Jersey                                 1996                 122          45.21          Jersey Central
                                                                                                           Power & Light
                                                                                                           Company

NRGG (Newark), New Jersey                                 1996                 52           45.21          Jersey Central
                                                                                                           Power & Light
                                                                                                           Company

NRGG (Grays Ferry), Pennsylvania                          1998                 150          15.07          PECO
                                                                                                           Energy
                                                                                                           Company

NRGG (Philadelphia Cogen), Pennsylvania                   1996                 22           37.52          Philadelphia
                                                                                                           Municipal
                                                                                                           Authority

NRGG (Millennium), Illinois                               1998                 117          45.21          Millennium Petro
                                                                                                           Chemicals, Inc.

San Joaquin Valley (Madera),                              1992                 23           45.00          NA(9)(10)
 California

San Joaquin Valley (Chowchilla II),                       1992                 10           45.00          NA(9) (10)
 California

San Joaquin Valley (El Nido), California                  1992                 10           45.00          NA(9) (10)

Jackson Valley Energy Partners, California(11)            1991                 16           50.00          PG&E

Sunnyside Cogeneration Associates, Utah                   1994                 58           50.00          PacifiCorp

Artesia, California                                       1996                 34           2.96           Southern
                                                                                                           California
Cadillac Renewable Energy, Michigan                       1997                 34           50.00          Consumers
                                                                                                           Energy

Mid-Continent Power Company                               1997                 120          50.00          Oklahoma Gas & Electric

1. Does not include the small hydroelectric and landfill gas-fired power generation facilities owned by NEO with an aggregate capacity of 72 MW, of which NEO has net ownership of 35 MW. In addition, NEO has landfill gas projects under construction with an aggregate capacity of 23.5 MW, of which NEO has net ownership of 11.8 MW.

2.   Design capacity is without deduction for internally consumed power.

3. Each of Loy Yang and MIBRAG also owns coal mines which sell coal both to its respective power plant and to third parties.

4. The expansion project is held separately through ECK Generating ("ECKG"), a Czech limited liability company of which 89% is owned by a Netherlands company called Matra Powerplant Holding B.V. ("Matra") and 11% is owned by STE. NRG owns 65% of Matra and El Paso owns the remaining 35%. As a result, NRG has net temporary ownership interest in the expansion plant of 57.85%. Each of NRG and El Paso has granted Nations Energy (a subsidiary of Tucson Electric) an option to acquire 15% of Matra at any time before May 1998. On February 17, 1998, NRG received a letter of intent from Nations Energy to exercise its option to acquire the 15% of Matra. In addition, on February 19, 1998, NRG and El Paso signed an agreement pursuant to which El Paso committed that if Nations Energy does not exercise its option to purchase 15% of Matra, El Paso would purchase the additional 15%. In such case NRG and El Paso would each own 50% of Matra and 44.5% of the expansion project.

5.   Includes the Zongo 65 MW expansion which will be fully operational in 1999.

6. In addition to the projects listed, PGC owns limited partnership interests in Energy Investors Funds through which it owns an allocated share equal to another 39 MW.

7. The project does not generate electricity but its steam sales are the equivalent of 25 MW of electric power.

8. Operations of the project are currently suspended pursuant to an agreement with this power purchaser.

9. Operations suspended following buy-out of power purchase contracts and pending negotiation of new power purchase agreements or sale of such facilities.

10. PG&E has agreed to a buy-out of related power purchase agreements, but retains a right of first refusal with respect to output of facilities.

11. Operations were suspended during 1995 and 1996 pursuant to a restructuring of the power purchase agreement. Operations restarted on May 1, 1997.

              THERMAL ENERGY PRODUCTION AND TRANSMISSION FACILITIES
                        AND RESOURCE RECOVERY FACILITIES


NAME AND LOCATION                           DATE OF           DESIGN               NRG'S PERCENTAGE          THERMAL ENERGY
 OF FACILITY                                ACQUISITION       CAPACITY(1)          OWNERSHIP INTEREST        PURCHASER/MSW
                                                                                                             SUPPLIER
THERMAL ENERGY PRODUCTION AND TRANSMISSION
FACILITIES
Minneapolis Energy Center                   1993              Steam: 1,323                  100.00           Approximately 90 steam
(MEC), Minnesota                                              mmBtu/hr.                                      customers and 34
                                                              (388 MWt)                                      chilled water
                                                              Chilled water:                                 customers
                                                              35,550  tons/hr.

North American Thermal Systems (NATS),      1995              Pittsburgh: steam-             49.40           Approximately 24
Pennsylvania & California (2)                                 240 mmBtu/hr.                                  customers
                                                              (70 MWt) chilled                               in Pittsburgh and 210
                                                              water - 10,180                                 customers in San
                                                              tons/hr.                                       Francisco
                                                              San Francisco:
                                                              steam- 490
                                                              mmBtu/hr.
                                                              (144 MWt)

San Diego Power & Cooling, California       1997              Chilled Water: 5,250          100.00           Approximately 14
                                                              tons/hr.                                       customers
Rock-Tenn, Minnesota                        1992              Steam:                        100.00           Rock-Tenn Company
                                                              430 mmBtu/hr.
                                                              (126 MWt)

Washco, Minnesota                           1992              160 mmBtu/hr.                 100.00           Andersen Corporation
                                                              (47 MWt)                                       Minnesota Correctional
                                                                                                             Facility

Grand Forks Air Force Base, North Dakota    1992              105 mmBtu/hr.                 100.00           Grand Forks Air Force
                                                              (31 MWt)                                       Base

Energy Center Kladno, Czech Republic(3)     1994              512 mmBtu/hr.                  34.00           City of Kladno
                                                              (150 MWt)

RESOURCE RECOVERY FACILITIES

Newport, Minnesota                          1993              MSW: 1,500 tons/day           100.00           Ramsey and Washington
                                                                                                              Counties

Elk River, Minnesota                        (4)               MSW: 1,500 tons/day            0.00            Anoka, Hennepin, and
                                                                                                             Sherburne Counties;
                                                                                                             Tri-County Solid Waste
                                                                                                             Management Commission


(1) Thermal production and transmission capacity is based on 1,000 Btus per pound of steam production or transmission capacity. The unit mmBtu is equal to one million Btus.

(2)  Includes 0.5% general partnership interests in each of PTLP and SFTLP.

(3) Kladno also is included in the Independent Power Production and Cogeneration Facilities table on the preceding page. (4) NRG operates the Elk River resource recovery facility on behalf of NSP.

(4)  NRG operates the Elk River resource recovery facility on behalf of NSP.

OTHER PROPERTIES

     In addition to the above, NRG leases its offices at 1221 Nicollet Mall, Suite 700, Minneapolis, Minnesota 55403, under a five-year lease that expires in June 2002.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         There are no material legal proceedings pending, other than ordinary routine litigation incidental to NRG's business, to which NRG is a party, except as discussed below. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG or its subsidiaries. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG is or would be a party.

         The Grays Ferry partnership, along with subsidiaries of NRGG and Trigen Energy Corporation (which are two of its partners), recently commenced litigation, in federal court in Pennsylvania, seeking to enjoin PECO from terminating its power purchase agreements with the partnership and to compel PECO to pay the rates set forth in the existing agreements. Plaintiffs' position is that the actions of PECO, in unilaterally terminating the power purchase agreements with the Grays Ferry partnership, are without merit and that those agreements should be enforced. On March 19, the Federal Court in Pennsylvania dismissed Grays Ferry partnership's action for lack of jurisdiction. The Grays Ferry partnership is reviewing its options, which includes re-filing the action in State court in Pennsylvania.

         On January 30, 1998, NRGG gave notice that it intended to seek arbitration of its claim that NRG sold the MCPC facility to Oklahoma Gas & Electric in violation of its obligations to offer certain project investments to NRGG under the Co-Investment Agreement between NRG and NRGG. (See "Item 1 - Significant Investments and Acquisition in 1997 - NRG Generating (U.S.) Inc.") An arbitration panel is being formed to hear the proceedings. NRGG is seeking a ruling from the arbitration panel that NRG must sell the MCPC facility to NRGG. NRG believes that it had no obligation to offer the MCPC facility to NRGG.

PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     This is not applicable as the Company is a wholly owned subsidiary.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions I
(1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions I (2) (a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format). This analysis will primarily compare NRG's revenue and expense items for the year ended December 31, 1997 with the year ended December 31, 1996.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net income for the year ended December 31, 1997, was $22.0 million, an increase of $2.0 million or 10%, compared to net income of $20.0 million in the same period in 1996. This increase was due to the factors described below.

REVENUES

         For the year ended December 31, 1997, NRG had total revenues of $118.3 million, compared to $104.5 million for the year ended December 31, 1996, an increase of 13%. NRG's operating revenues from wholly-owned operations for the period ended December 31, 1997 were $92.1 million, an increase of $20.4 million, or 28%, over the same period in 1996. The increase was primarily attributable to increases in MEC sales volume, rates charged to customers and pass-through fuel costs, management fee and cost reimbursement revenues from NRG's wholly-owned service subsidiaries, and technical service fees. Revenues from the RDF business increased $4.0 million, due to increases in MSW deliveries at the Newport Facility. For the year ended December 31, 1997, revenues from wholly-owned operations consisted primarily of revenue from district heating and cooling (37%), resource recovery activities (30%), other thermal projects (17%), technical service fees (6%), management fees (8%), and NEO (2%).

EQUITY INCOME

         Equity in earnings of unconsolidated project affiliates was $26.2 million for the year ended December 31, 1997 compared to $32.8 million for the year ended December 31, 1996, a decline of 20.1%. Lower earnings in MIBRAG, Gladstone, Latin Power, and Kladno offset the new revenue sources for Loy Yang, PacGen, and COBEE.

OPERATING COSTS AND EXPENSES

         Cost of wholly-owned operations was $46.7 million for the year ended December 31, 1997, an increase of $10.1 million, or 28%, over the same period in 1996. The increase is due primarily to increased MEC sales volume, service labor costs and fuel costs. Cost of operations as a percentage of revenues from wholly-owned operations was 51% which is approximately equal to the same period in 1996.

         General, administrative and development costs were $43.1 million for the year ended December 31, 1997, compared to $39.2 million for the year ended December 31, 1996. The $3.9 million increase is due primarily to increased business development, associated legal, technical, and accounting expenses, headcount and equipment resulting from expanded operations. General, administrative and development costs as a percent of revenues from wholly-owned operations declined from 55% to 47%.

OTHER INCOME (EXPENSE)

         Other expense was $19.6 million for the year ended December 31, 1997 compared with $5.9 million for the year ended December 31, 1996. The increase is primarily due to interest expense which increased by $15.6 million, from $15.4 million in 1996 to $31.0 million in 1997. This increase was due to the issuance of the $250 million Senior

Notes at the end of June 1997, bridge financing prior to issuance of the Senior Notes and $1.8 million of interest on the Company's $175 million revolving line of credit.

         Also, 1997 includes a $8.9 million charge for the write-down of the Company's investment in the Sunnyside project and gains of $8.7 million on the sale of certain project investments.

INCOME TAX

         NRG has recognized an income tax benefit due to tax losses from domestic operations and due to the recognition of certain tax credits. The net income tax benefit for the year ended December 31, 1997 increased by $17.8 million as compared to the benefit for the year ended December 31, 1996 due to increased tax credits as shown in Note 9 to the financial statements, and higher interest expense.

YEAR 2000

         NRG is in the process of examining the year 2000 issue. NRG plans to update and/or replace all corporate systems where there is a year 2000 computing issue. In addition, NRG is evaluating the affect that the year 2000 may have on project systems.

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains statements that are forward-looking, such as statements relating to business development activities as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of NRG. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause NRG's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

      - Economic conditions including inflation rates and monetary fluctuations;

      - Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG has a financial interest;

      - Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

      - Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

      - Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, NRG or any of its subsidiaries; or security ratings;

      - Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

      - Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

      -  Increased competition in the power generation industry;

      - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

      - Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

      - Factors associated with various investments including conditions of final legal closing, foreign government actions, foreign economic and currency risks, political instability in foreign countries, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;

      - Limitations on NRG's ability to control the development or operation of projects in which NRG has less than 100% interest;

      - Other business or investment considerations that may be disclosed from time to time in NRG's Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG's Registration Statement No. 333-33397, as amended.

NRG undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------
                                                              PAGE NO.

     Report of Independent Accountant                           25

     Consolidated Statement of Income                           26

     Consolidated Statement of Cash Flows                       27

     Consolidated Balance Sheet                                 28

     Consolidated Statement of Stockholders' Equity             30

     Notes to Consolidated Financial Statements                 31

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholder
of NRG Energy, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of NRG Energy, Inc (a wholly-owned subsidiary of Northern States Power Company) and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







/s/ PRICE WATERHOUSE LLP


Price Waterhouse LLP
Minneapolis, Minnesota
March 19, 1998

NRG ENERGY, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME



                                                                      Year Ended December 31,
(Thousands of Dollars)                                             1997          1996        1995
----------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations                      $  92,052    $  71,649    $  64,180
      Equity in earnings of unconsolidated affiliates               26,200       32,815       23,639
----------------------------------------------------------------------------------------------------
            Total operating revenues                               118,252      104,464       87,819
----------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES

      Cost of wholly-owned operations                               46,717       36,562       32,535
      Depreciation and amortization                                 10,310        8,378        8,283
      General, administrative and development                       43,116       39,248       34,647
----------------------------------------------------------------------------------------------------
            Total operating costs and expenses                     100,143       84,188       75,465
----------------------------------------------------------------------------------------------------
OPERATING INCOME                                                    18,109       20,276       12,354
----------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)

      Minority interest in earnings of consolidated subsidiary        (131)        --           --
      Write-off of investment                                       (8,964)        --           --
      Equity in gain on project termination settlement                --           --         29,850
      Gain on sale of interest in projects                           8,702         --           --
      Other income, net                                             11,764        9,477        4,896
      Interest expense                                             (30,989)     (15,430)      (7,089)
----------------------------------------------------------------------------------------------------
            Total other income (expense)                           (19,618)      (5,953)      27,657
----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                   (1,509)      14,323       40,011
----------------------------------------------------------------------------------------------------
INCOME TAX (BENEFIT) EXPENSE                                       (23,491)      (5,655)       8,810
----------------------------------------------------------------------------------------------------
NET INCOME                                                       $  21,982    $  19,978    $  31,201
====================================================================================================


See notes to consolidated financial statements.

NRG ENERGY, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                    Year Ended December 31,
(Thousands of Dollars)                                                          1997          1996        1995
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                            $  21,982    $  19,978    $  31,201
      Adjustments to reconcile net income
        to net cash provided (used) by operating activities
            Undistributed equity in earnings of unconsolidated affiliates       6,481      (17,827)     (20,074)
            Depreciation and amortization                                      10,310        8,378        8,283
            Deferred income taxes and investment tax credits                    3,107         (776)      (2,608)
           Cash provided (used) by changes in certain working capital
           Items, net of acquisition effects
              Accounts receivable                                              (2,859)      (2,728)       1,102
              Accounts receivable-affiliates                                  (19,963)      (2,068)      (2,889)
              Other current assets                                                 (2)      (3,401)        (678)
              Accounts payable                                                  7,791          917       (2,028)
              Accrued salaries, benefits and related costs                      3,826        1,381        2,427
              Accrued interest                                                  1,215        3,902          553
              Accrued income taxes                                              1,762       (5,436)       9,808
              Other current liabilities                                         7,729        3,110          698
          Cash used by changes in other assets and liabilities                 (7,155)      (1,284)      (1,004)
          Equity in gain from project termination settlement                     --           --        (29,850)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               34,224        4,146       (5,059)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investments in projects                                                 (317,887)    (140,590)     (25,776)
      Acquisition, net of liabilities assumed                                (148,830)          --           --
      Increase in notes receivable                                            (37,431)     (36,617)     (35,411)
      Capital expenditures                                                    (26,936)     (24,588)     (11,036)
      Cash distribution from project termination settlement                      --         15,671       14,179
      Cash from sale of project investment                                     19,158         --           --
      Decrease (increase) in restricted cash                                   16,100       (7,915)       4,044
      Other, net                                                               10,114       (4,486)      (3,104)
---------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                        (485,712)    (198,525)     (57,104)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Revolving line of credit                                                122,000         --           --
      Capital contributions from parent                                        80,900       80,000       55,000
      Proceeds from issuance of long-term debt                                254,061      122,671         --
      Principal payments on long-term debt                                     (5,925)      (2,893)      (3,305)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     451,036      199,778       51,695
---------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (452)       5,399      (10,468)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 12,438        7,039       17,507
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  11,986    $  12,438    $   7,039
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid (net of amount capitalized)                             $  30,890    $  11,527    $   6,536
      Income taxes paid (benefits received), net                              (24,577)       1,164        1,447
===============================================================================================================


See notes to consolidated financial statements.

NRG ENERGY, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                           December 31,
(Thousands of Dollars)                                                                 1997           1996
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $    11,986    $    12,438
      Restricted cash                                                                 1,588         17,688
      Accounts receivable-trade, less allowance
            For doubtful accounts of $100 and $143                                   15,520         12,061
      Accounts receivable-affiliates                                                 29,162          6,708
      Current portion of notes receivable - affiliates                               48,816          3,601
      Current portion of notes receivable                                             3,729          5,985
      Inventory                                                                       2,619          2,312
      Prepayments and other current assets                                            5,002          4,644
----------------------------------------------------------------------------------------------------------
            Total current assets                                                    118,422         65,437
----------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
      In service                                                                    255,433        176,072
      Under construction                                                              9,758         24,683
----------------------------------------------------------------------------------------------------------
                                                                                    265,191        200,755
      Less accumulated depreciation                                                 (79,300)       (71,106)
----------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                       185,891        129,649
----------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Investments in projects                                                       694,655        365,749
      Capitalized project costs                                                      17,791          9,267
      Notes receivable, less current portion - affiliates                            71,759         58,169
      Notes receivable, less current portion                                          4,624          9,309
      Intangible assets, net of accumulated amortization of $2,012 and $2,036        21,414         11,987
      Debt issuance costs, net of accumulated amortization of $779 and $338           6,569          2,753
      Other assets, net of accumulated amortization of $4,782 and $3,611             46,977         28,489
----------------------------------------------------------------------------------------------------------
            Total other assets                                                      863,789        485,723
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 1,168,102    $   680,809
==========================================================================================================


See notes to consolidated financial statements.

NRG ENERGY, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                        December 31,
(Thousands of Dollars)                                              1997           1996
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt                      $     7,676    $     4,848
      Revolving line of credit                                   122,000           --
      Accounts payable-trade                                      16,101          4,443
      Note payable                                                    --          3,867
      Accrued income taxes                                         3,692          1,930
      Accrued property and sales taxes                             3,804          2,159
      Accrued salaries, benefits and related costs                10,998          6,559
      Accrued interest                                             6,310          4,726
      Other current liabilities                                   10,508          4,424
---------------------------------------------------------------------------------------
            Total current liabilities                            181,089         32,956

MINORITY INTEREST                                                 19,818           --

LONG-TERM DEBT, LESS CURRENT PORTION                             491,179        207,293

DEFERRED REVENUES                                                  9,577          6,340

DEFERRED INCOME TAXES                                             11,968          8,606

DEFERRED INVESTMENT TAX CREDITS                                    1,598          1,853

DEFERRED COMPENSATION                                              2,175          1,847
---------------------------------------------------------------------------------------
            Total liabilities                                    717,404        258,895
---------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
      Common stock; $1 par value; 1,000 shares authorized;
        1,000 shares issued and outstanding                            1              1
      Additional paid-in capital                                 431,913        351,013
      Retained earnings                                           88,283         66,301
      Currency translation adjustments                           (69,499)         4,599
---------------------------------------------------------------------------------------
      Total Stockholder's Equity                                 450,698        421,914
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 1,168,102    $   680,809
=======================================================================================

See notes to consolidated financial statements.

NRG ENERGY, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY


                                                  ADDITIONAL                CURRENCY       TOTAL
                                      COMMON       PAID-IN      RETAINED   TRANSLATION  STOCKHOLDER'S
(Thousands of Dollars)                STOCK        CAPITAL      EARNINGS   ADJUSTMENTS     EQUITY
----------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994       $       1    $ 216,013    $  15,122     $   3,586      $ 234,722

Net Income                                                       31,201                       31,201
Capital contributions from parent                   55,000                                    55,000
Currency translation adjustments                                               (1,159)        (1,159)
----------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995               1      271,013       46,323         2,427        319,764

Net Income                                                       19,978                       19,978
Capital contributions from parent                   80,000                                    80,000
Currency translation adjustments                                                2,172          2,172
----------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996               1      351,013       66,301         4,599        421,914

Net Income                                                       21,982                       21,982
Capital contributions from parent                   80,900                                    80,900
Currency translation adjustments                                              (74,098)       (74,098)
----------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997       $       1    $ 431,913    $  88,283     $ (69,499)     $ 450,698
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of Dollars)

NOTE 1-ORGANIZATION

NRG Energy, Inc. (the Company), a Delaware Corporation, was incorporated on May 29, 1992, as a wholly-owned subsidiary of Northern States Power Company (NSP). Beginning in 1989, the Company was doing business through its predecessor companies, NRG Energy, Inc. and NRG Group, Inc., Minnesota corporations which were merged into the Company subsequent to its incorporation. The Company and its subsidiaries and affiliates develop, build, acquire, own and operate non-regulated energy-related businesses.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries (referred to collectively herein as NRG). All significant intercompany transactions and balances have been eliminated in consolidation. As discussed in Note 5, NRG has investments in partnerships, joint ventures and projects for which the equity method of accounting is applied. Earnings from equity in international investments are recorded net of foreign income taxes.

CASH EQUIVALENTS
Cash equivalents include highly liquid investments (primarily commercial paper) with a remaining maturity of three months or less at the time of purchase.

RESTRICTED CASH
Restricted cash consists primarily of cash collateral for letters of credit issued in relation to project development activities.

INVENTORY
Inventory is valued at the lower of average cost or market and consists principally of spare parts and raw materials used to generate steam.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are capitalized at original cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

     Facilities and improvements                       20-45 years
     Machinery and equipment                           7-30 years
     Office furnishings and equipment                  3-5 years

CAPITALIZED INTEREST
Interest incurred on funds borrowed to finance projects expected to require more than three months to complete is capitalized. Capitalization of interest is discontinued when the project is completed and considered operational. Capitalized interest is amortized using the straight line method over the useful life of the related project. Capitalized interest was $98,000 and $364,000 in 1997 and 1996, respectively.

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEVELOPMENT COSTS AND CAPITALIZED PROJECT COSTS
These costs include professional services, dedicated employee salaries, permits, and other costs which are incurred incidental to a particular project. Such costs are expensed as incurred until a sales agreement or letter of intent is signed, and the project has been approved by NRG's Board of Directors. Additional costs incurred after this point are capitalized. When project operations begin, previously capitalized project costs are reclassified to investment in projects and amortized on a straight-line basis over the lesser of the life of the project's related assets or revenue contract period.

DEBT ISSUANCE COSTS
Costs to issue long-term debt have been capitalized and are being amortized over the terms of the related debt.

INTANGIBLES
Intangibles consist principally of the excess of the cost of investment in subsidiaries over the underlying fair value of the net assets acquired and are being amortized using the straight-line method over 10 to 40 years. The Company periodically evaluates the recovery of goodwill and other intangibles based on an analysis of estimated undiscounted future cash flows.

OTHER LONG TERM ASSETS
Other long-term assets consist primarily of service agreements and operating contracts. These assets are being amortized over the remaining terms of the individual contracts, which range from seven to twenty-eight years.

INCOME TAXES
The Company is included in the consolidated tax returns of NSP. NRG calculates its income tax provision on a separate return basis under a tax sharing agreement with NSP as discussed in Note 9. Current federal and state income taxes are payable to or receivable from NSP. NRG records income taxes using the liability method. Income taxes are deferred on all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities. Deferred taxes are recorded using the tax rates scheduled by law to be in effect when the temporary differences reverse. Investment tax credits are deferred and amortized over the estimated lives of the related property. NRG's policy for income taxes related to international operations is discussed in Note 9.

REVENUE RECOGNITION
Under fixed-price contracts, revenues are recognized as deliveries of products or services are made. Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred. Anticipated future losses on contracts are charged against income when identified.

FOREIGN CURRENCY TRANSLATION
The local currencies are generally the functional currency of NRG's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. The resulting currency adjustments are accumulated and reported as a separate component of stockholder's equity. Income, expense, and cash flows are translated at weighted-average rates of exchange for the period.

USE OF ESTIMATES
In recording transactions and balances resulting from business operations, NRG uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts and actuarially determined benefit costs. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS
Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. These reclassifications had no effect on net income or stockholder's equity as previously reported.

NOTE 3-BUSINESS ACQUISITIONS

In February 1997, NRG made an initial purchase of 7.2% of Energy Developments Limited (EDL). In September, 1997, NRG purchased additional common stock of EDL, bringing its ownership level to 19.97%. EDL, a publicly held Australian company, is engaged in independent power generation from landfill gas, coal seam methane, and natural gas. EDL, currently owns approximately 184 MW of operating projects and operates over 243 MW of generation capacity across five states and territories of Australia.

In May 1997, NRG acquired a 25.37% interest in the assets of Loy Yang A, a 2,000 MW brown coal thermal power station and adjacent coal mine located in Victoria, Australia. NRG's initial equity investment in this project was $257 million.

NRG purchased the San Diego Power & Cooling Company ("SDPC") in June 1997. SDPC serves the cooling needs of thirteen major customers in the downtown San Diego central business district through an underground piping system with chilled water capacity of 5,250 tons/hour.

In July 1997, NRG, together with its partner, Decker Energy International, Inc., acquired a 34 MW wood-fired steam turbine power plant, located in Cadillac, Michigan. NRG assumed on-going operation of the plant.

In November 1997, NRG acquired 100% of the outstanding shares of Pacific Generation Company ("PGC") a, wholly-owned subsidiary of PacifiCorp for $148.8 million. PGC has ownership interest in 11 projects with a total capacity of 737 MW, with operational responsibility for 312 MW and net ownership interest of 166 MW. The projects, which are located throughout the United States and Canada, are powered by natural gas, hydro, refuse-derived fuel, coal and wind.

The total acquisition investments in these projects through December 31, 1997, was approximately $437.8 million. The projects acquired in 1997 contributed $3.8 million to NRG's 1997 earnings.

NOTE 4-PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment at December 31 were as follows:

                                                              1997         1996
                                                              ----         ----
Facilities and equipment, including  construction work
   in progress of $9,758 and $24,683                     $ 250,358    $ 187,014
Land and improvements                                       10,397       10,397
Office furnishings and equipment                             4,436        3,344
                                                         ---------    ---------
    Total property, plant and equipment                    265,191      200,755
Accumulated depreciation                                   (79,300)     (71,106)
                                                         ---------    ---------

Net property, plant and equipment                        $ 185,891    $ 129,649
                                                         =========    =========

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

NRG has investments in various international and domestic energy projects. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents NRG from exercising a controlling influence over operating and financial policies of the projects. Under this method, equity in pretax income or losses of domestic partnerships and in the net income or losses of international projects are reflected as equity in earnings of unconsolidated affiliates.

A summary of NRG's significant equity-method investments which were in operation at December 31, 1997 is as follows:

                                              GEOGRAPHIC          ECONOMIC         PURCHASED OR PLACED
                    NAME                      AREA                INTEREST              IN SERVICE
-----------------------------------------------------------------------------------------------------------
Various Independent Power                     USA                 45%-50%          July 1991-
Production Facilities                                                              December 1997
-----------------------------------------------------------------------------------------------------------
Loy Yang A                                    Australia           25.37%           May 1997
-----------------------------------------------------------------------------------------------------------
Energy Developments Limited                   Australia           19.97%           February and
                                                                                   September 1997
-----------------------------------------------------------------------------------------------------------
Energy Center Kladno                          Czech Republic      34.0%            December 1994
-----------------------------------------------------------------------------------------------------------
Pacific Generation Company Projects           USA/Canada          8.5% - 28.7%     November 1997
-----------------------------------------------------------------------------------------------------------
MIBRAG mbH                                    Germany             33.3%            January 1994
-----------------------------------------------------------------------------------------------------------
Gladstone Power Station                       Australia           37.5%            March 1994
-----------------------------------------------------------------------------------------------------------
Schkopau Power Station                        Germany             20.6%            January and July 1996
-----------------------------------------------------------------------------------------------------------
Scudder Latin American Power Projects         Latin America       25.0%            June 1993
-----------------------------------------------------------------------------------------------------------
Bolivian Power Company (Cobee)                Bolivia             48.3%            December 1996
-----------------------------------------------------------------------------------------------------------
NRG Generating (U.S.) Inc. (NRGG)             USA                 45.2%            April 1996
-----------------------------------------------------------------------------------------------------------

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for investments in unconsolidated affiliates accounted for under the equity method as of and for the year ended December 31, is as follows:

(THOUSANDS OF DOLLARS)                  1997         1996        1995
                                        ----         ----        ----
Operating revenues                   $1,612,897   $  886,947   $  776,612
Costs and expenses                    1,522,727      794,255      615,696
-------------------------------------------------------------------------
      Net income                     $   90,170   $   92,692   $  160,916
-------------------------------------------------------------------------
Current assets                       $  713,390   $  647,213      757,124
Noncurrent assets                     7,733,886    3,420,950    2,557,992
-------------------------------------------------------------------------
      Total assets                   $8,447,276   $4,068,163   $3,315,116
-------------------------------------------------------------------------
Current liabilities                  $  472,980   $  365,905   $  290,805
Noncurrent liabilities                6,042,102    2,732,922    2,236,919
Equity                                1,932,194      969,336      787,392
-------------------------------------------------------------------------
      Total liabilities and equity   $8,447,276   $4,068,163   $3,315,116
-------------------------------------------------------------------------
NRG's share of equity                $  694,655   $  365,749   $  221,129
NRG's share of income                $   26,200   $   32,815   $   23,639

         In accordance with Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of," (SFAS 121), the Company reviews long lived assets, investments and certain intangibles for impairment whenever events or circumstances indicate the carrying amounts of an asset may not be recoverable. In December 1997, the Company reviewed the carrying amount of a project that failed to restructure its debt and recorded a charge of $8.9 million. The charge represents the difference between the carrying amount of the investment and the fair value of the asset. This charge is presented in Other Income (Expense) and is not part of the above information.

NOTE 6-RELATED PARTY TRANSACTIONS

SALE TO AFFILIATE
In December 1997, NRG sold its interest in the Millenium facility, a 117 MW cogeneration plant under construction near Morris, Illinois to NRG Generating (U.S.) Inc. for $4 million.

OPERATING AGREEMENTS
NRG has two agreements with NSP for the purchase of thermal energy. Under the terms of the agreements, NSP charges NRG for certain costs (fuel, labor, plant maintenance, and auxiliary power) incurred by NSP to produce the thermal energy. NRG paid NSP $4.6 million in 1997 and $6.0 million in 1996 under these agreements.

NRG has a renewable 10-year agreement with NSP, expiring on December 31, 2001, whereby NSP agrees to purchase refuse-derived fuel for use in certain of its boilers and NRG agrees to pay NSP a burn incentive. NRG has an agreement expiring in 2006 to sell wood by-products obtained from a Thermal customer to NSP for use as fuel. Under these two agreements, NRG received $1.3 million and $1.5 million from NSP, and paid $2.8 million and $2.2 million to NSP in 1997 and 1996, respectively.

ADMINISTRATIVE SERVICES AND OTHER COSTS
NRG and NSP have entered into an agreement to provide for the reimbursement of actual administrative services provided to each other, an allocation of NSP administrative costs and a working capital fee. Services provided by NSP to NRG are principally cash management, legal, accounting, employee relations, benefits administration and engineering support. In addition, NRG employees participate in

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain employee benefit plans of NSP as discussed in Note 10. During 1997 and 1996, NRG paid NSP $.7 million and $3.2 million, respectively, as reimbursement under this agreement.

In 1996, NRG and NSP entered into an agreement for NRG to provide operations and maintenance services for NSP's Elk River resource recovery facility and Becker ash landfill. During 1997 and 1996, NSP paid NRG $1.1 million and $1.5 million, respectively, as compensation under this agreement.

NOTE 7 - NOTES RECEIVABLE

Notes receivable consists primarily of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. The notes receivable at December 31, are as follows:

(Thousands of dollars)                                                          1997       1996
                                                                                ----       ----
-----------------------------------------------------------------------------------------------
NEO notes to various affiliates due primarily 1999, prime +2% to 12.5%      $ 49,921   $ 20,648

SMMPA note receivable due 2003, 7%                                             1,709      1,869

Various secured notes due 1999 and later, non-interest bearing                   724        720

TVI note due 1998, 11%                                                         1,500         --

Mid-Continent Power Notes., various notes due 1998, 12%                       18,820      9,309

NRG Generating US, Inc., note due 2001, 9.5%                                   2,624     14,932

Grays Ferry note due 2005, LIBOR plus 4.0%                                     1,900         --

Tosli, various notes due 1998, LIBOR plus 4.0%                                31,088         --

NRGenerating International BV notes to various affiliates,
 non-interest bearing (7.5% in 1996)                                           6,713     29,586

Pacific Generation, various notes due from 1998 to 2013, Prime +2% to 14%     13,929         --
-----------------------------------------------------------------------------------------------
Total Notes Receivable (Current and Long-Term)                              $128,928   $ 77,064
===============================================================================================

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8-LONG-TERM DEBT

Long-term debt consists of the following at December 31:

(THOUSANDS OF DOLLARS)                                                             1997              1996
                                                                                   ----              ----
-------------------------------------------------------------------------------------------------------------------
NRG Energy Center, Inc. senior secured notes
      due June 15, 2013, 7.31%                                                   $74,481           $76,986
Note payable to NSP, due December 1, 1995-2006
      5.40%-6.75%                                                                  7,811             8,405
NRG Sunnyside, Inc. note payable, due December 31, 1997
      10.00%                                                                          --             1,750
NRG Energy senior notes, due February 1, 2006
      7.625%                                                                     125,000           125,000
NRG Energy senior notes, due June 15, 2007
      7.50%                                                                      250,000                --
NRG San Diego, Inc. promissory note, due June 25, 2003
      8.0%                                                                         2,521                --
NEO Landfill Gas, Inc. term loan, due October 30, 2007
      9.35%                                                                        2,636                --
NEO Landfill Gas Inc. construction loan due October 30, 2007
      6.887%                                                                       2,982                --
Pacific Generation Co. senior secured notes, due December 31, 2000
      9.93%                                                                        2,636                --
Pacific Generation Co. revenue bonds, due August 1, 2007
      4.65%                                                                       11,855                --
Pacific Generation Co. unsecured term loan, due June 30, 2007
      7.65%                                                                       18,933                --
-------------------------------------------------------------------------------------------------------------------
                                                                                 498,855           212,141
Less current maturities                                                           (7,676)           (4,848)
-------------------------------------------------------------------------------------------------------------------
      Total                                                                     $491,179          $207,293
===================================================================================================================

The NRG Energy Center, Inc. notes are secured principally by long-term assets of the Minneapolis Energy Center (MEC). In accordance with the terms of the note agreement, MEC is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of MEC assets, and affiliate transactions. MEC was in compliance with these covenants at December 31, 1997.

The note payable to NSP relates to long-term debt assumed by the Company in connection with the transfer of ownership of an RDF processing plant by NSP to the Company in 1993.

The NRG Energy $125 million and $250 million senior notes are unsecured and are used to support equity requirements for projects acquired and in development. The interest is paid semi-annually and the ten-year senior notes mature in February 2006 and June 2007.

The NRG San Diego, Inc. promissory note is secured principally by long-term assets of the San Diego Power & Cooling Company.

The NEO Landfill Gas, Inc. notes are term and construction loans. The loans are secured principally by long-term assets of NEO Landfill Gas collection system. NEO Landfill Gas is required to maintain compliance with certain covenants primarily related to incurring debt, disposing of the NEO Landfill Gas

NRG ENERGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets, and affiliate transactions. NEO Landfill Gas was in compliance with these covenants at December 31, 1997.

The PGC notes are secured principally by long-term assets of certain PGC affiliates. In accordance with the terms of the note agreements, PGC is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of PGC assets, and affiliate transactions. PGC was in compliance with these covenants at December 31, 1997.

Annual maturities of long-term debt for the years ending after December 31, 1997 are as follows:

(Thousands of dollars)
--------------------------------------------------------------------------------
1998                                                       $    7,676
1999                                                            7,682
2000                                                            7,977
2001                                                            7,931
2002                                                            8,478
Thereafter                                                    459,111
--------------------------------------------------------------------------------
      Total                                                  $498,855
--------------------------------------------------------------------------------

The Company has a credit agreement for $175 million of which $122 million was outstanding at December 31, 1997. In addition, the Company has credit lines for issuance of letters of credit which may not exceed $57.5 million. There were $48.4 million and $18.4 million outstanding letters of credit under the credit lines at December 31, 1997 and 1996, respectively.

On March 17, 1998 NRG amended its existing 3-year, $175 million Revolving Credit facility to allow NRG additional borrowing capacity under its covenant ratios. Also on that date, NRG entered into an additional $75 million, 364-day facility with its existing bank group with ABN-AMRO as agent. The new facility will be used for general corporate purposes and for funding future growth opportunities. (See Exhibits 10.15 and 10.16)

NOTE 9-INCOME TAXES

NRG and its parent, NSP, have entered into a federal and state income tax sharing agreement relative to the filing of consolidated federal and state income tax returns. The agreement provides, among other things, that (1) if NRG, along with its subsidiaries, is in a taxable income position, NRG will be currently charged with an amount equivalent to its federal and state income tax computed as if the group had actually filed separate federal and state returns, and (2) if NRG, along with its subsidiaries, is in a tax loss position, NRG will be currently reimbursed to the extent its combined losses are utilized in a consolidated return, and (3) if NRG, along with its subsidiaries, generates tax credits, NRG will be currently reimbursed to the extent its tax credits are utilized in a consolidated return.

The provision for income taxes consists of the following:

(THOUSANDS OF DOLLARS)                   1997        1996         1995
                                         ----        ----         ----
----------------------------------------------------------------------------
Current
      Federal                        $ (8,516)   $    633     $  9,965
      State                            (1,274)        253        3,268
      Foreign                             236         616          233
----------------------------------------------------------------------------
                                       (9,554)      1,502       13,466
Deferred
      Foreign                          (2,703)         --           --
      Federal                            (958)     (3,655)      (1,592)
      State                              (439)     (1,498)      (1,012)
----------------------------------------------------------------------------
                                       (4,100)     (5,153)      (2,604)

Tax credits recognized                 (9,837)     (2,004)      (2,052)
----------------------------------------------------------------------------
Total income tax (benefit) expense   $(23,491)   $ (5,655)    $  8,810
============================================================================
Effective tax rate                    (1,557%)     (39.5%)       22.0%

----------------------------------------------------------------------------
The components of the net deferred income tax liability at December 31 were:

(THOUSANDS OF DOLLARS)                                                1997      1996
                                                                      ----      ----
--------------------------------------------------------------------------------------
Deferred tax liabilities
      Differences between book and tax bases of property           $16,999   $16,606
      Investments in projects                                       11,574     2,988
      Goodwill                                                         915     2,974
      Other                                                          5,396     2,646
--------------------------------------------------------------------------------------
        Total deferred tax liabilities                              34,884    25,214

Deferred tax assets
      Deferred revenue                                               1,963     3,043
      Deferred compensation, accrued vacation and other reserves     4,638     1,536
      Development costs                                              9,588     5,581
      Deferred investment tax credits                                  661       766
      Steam capacity rights                                            976     1,043
      Other                                                          5,090     4,639
--------------------------------------------------------------------------------------
      Total deferred tax assets                                     22,916    16,608
--------------------------------------------------------------------------------------
      Net deferred tax liability                                   $11,968   $ 8,606
======================================================================================


The effective income tax rate for the years 1997, 1996 and 1995 differs from the statutory federal income tax rate of 35% primarily due to income and expenses from foreign operations not subject to U.S. taxes (as discussed below) and due to state tax, foreign tax, and tax credits as shown above.

Income before income taxes includes equity in net foreign investment income of $27 million, $28 million and $32.0 million in 1997, 1996, and 1995 respectively. NRG's management intends to reinvest the earnings of foreign operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of foreign subsidiary companies. The cumulative amount of undistributed earnings of foreign subsidiaries upon which no U.S. income taxes or foreign withholding taxes have been provided is approximately $112 million at December 31, 1997. The additional U.S.

income tax and foreign withholding tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. Thus, it is impracticable to estimated the amount of tax that might be payable.

NOTE 10-BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

PENSION BENEFITS
NRG participates in NSP's noncontributory, defined benefit pension plan that covers substantially all employees. Benefits are based on a combination of years of service, the employee's highest average pay for 48 consecutive months, and Social Security benefits. Net annual periodic pension cost includes the following components:

(THOUSANDS OF DOLLARS)                                        1997              1996                1995
                                                              ----              ----                ----
-----------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period            $   1,127          $  1,115            $    688
Interest cost on projected benefit obligation                 1,187             1,013                 525
Actual return on assets                                      (3,756)           (1,983)             (1,542)
Net amortization and deferral                                 2,729             1,258               1,147
-----------------------------------------------------------------------------------------------------------
      Net periodic pension cost                           $   1,287          $  1,403             $   818
===========================================================================================================

NRG's funding policy is to contribute to NSP the full actuarial pension cost accrued, less future tax benefits to be realized from such costs. Plan assets consist principally of common stock of public companies, corporate bonds and U.S. government securities. The funded status of the pension plan in which NRG employees participate is as follows at December 31:

                                                                                    NSP PLAN--1997
(THOUSANDS OF DOLLARS)                                                          Total             NRG Portion
-------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation
      Vested                                                                  $  701,219        $    7,976
      Non-vested                                                                 165,004             4,265
-------------------------------------------------------------------------------------------------------------
      Accumulated benefit obligation                                          $  866,223         $  12,241
-------------------------------------------------------------------------------------------------------------

Projected benefit obligation                                                  $1,048,251         $  17,410
Plan assets at fair value                                                      1,978,538            18,795
-------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                           (930,287)           (1,385)
Unrecognized prior service cost                                                  (18,663)              (81)
Unrecognized net actuarial gain                                                  953,825             3,243
Unrecognized net transitional asset                                                  463                 -

-------------------------------------------------------------------------------------------------------------
      Net pension liability recorded                                         $     5,338         $   1,777
=============================================================================================================

                                                     NSP PLAN--1996
                                                     --------------
(THOUSANDS OF DOLLARS)                             Total      NRG Portion
---------------------------------------------------------------------------
Actuarial present value of benefit obligation
      Vested                                    $   660,920    $     6,464
      Nonvested                                     147,278          3,422
---------------------------------------------------------------------------
      Accumulated benefit obligation            $   808,198    $     9,886
---------------------------------------------------------------------------

Projected benefit obligation                    $   993,821    $    14,253
Plan assets at fair value                         1,634,696         12,986
---------------------------------------------------------------------------
Plan assets (in excess of)
  less than projected benefit obligation           (640,875)         1,267
Unrecognized prior service cost                     (19,734)           (86)
Unrecognized net actuarial gain                     651,368            256
Unrecognized net transitional asset                     539             --
---------------------------------------------------------------------------
      Net pension (asset) liability recorded    $    (8,702)   $     1,437
===========================================================================

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% for December 31, 1997 and 7.5% for December 31, 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the projected obligation was 5% in 1997 and 1996. The assumed long-term rate of return on assets used for cost determinations was 9% for 1997, 1996 and 1995. Assumption changes had an immaterial impact on benefit costs for the periods presented.

POSTRETIREMENT HEALTH CARE

NRG participates in NSP's contributory health and welfare benefit plan that provides health care and death benefits to substantially all employees after their retirement. The plan is intended to provide for sharing of costs of retiree health care between NRG and retirees. For employees retiring after January 1, 1994, a six-year cost-sharing strategy was implemented with retirees paying 15% of the total cost of health care in 1994, increasing to a total of 40% in 1999.

Postretirement health care benefits for NRG are determined and recorded under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the actuarially determined obligation for postretirement health care and death benefits to be fully accrued by the date employees attain full eligibility for such benefits, which is generally when they reach retirement age. In conjunction with the adoption of SFAS No. 106 in 1993, NRG elected to amortize on a straight-line basis over 20 years the unrecognized accumulated postretirement benefit obligation (APBO) of $1.4 million for current and future retirees.

Plan assets as of December 31, 1997 consisted of investments in equity mutual funds and cash equivalents. NRG's funding policy is to contribute to NSP benefits actually paid under the plan. The following table sets forth the funded status of the health care plan in which NRG employees participate at December 31:

                                              NSP PLAN--1997
                                         -------------------------
(THOUSANDS OF DOLLARS)                     TOTAL     NRG PORTION
------------------------------------------------------------------
APBO
      Retirees                           $ 149,081    $     346
      Fully eligible plan participants      21,245          746
      Other active plan participants       108,904        2,801
------------------------------------------------------------------
      Total APBO                           279,230        3,893
Plan assets at fair value                   19,784         --
------------------------------------------------------------------
APBO in excess of plan assets              259,446        3,893
Unrecognized net actuarial loss            (14,408)        (579)
Unrecognized net transition obligation    (161,700)      (1,063)
------------------------------------------------------------------
      Net benefit obligation recorded    $  83,338    $   2,251
==================================================================

                                              NSP PLAN--1996
                                              --------------
(THOUSANDS OF DOLLARS)                     TOTAL      NRG PORTION
-------------------------------------------------------------------
APBO
      Retirees                           $ 144,180    $     323
      Fully eligible plan participants      23,438          619
      Other active plan participants       101,065        2,269
-------------------------------------------------------------------
      Total APBO                           268,683        3,211
Plan assets at fair value                   15,514         --
-------------------------------------------------------------------
APBO in excess of plan assets              253,169        3,211
Unrecognized net actuarial loss            (12,467)        (366)
Unrecognized net transition obligation    (172,480)      (1,133)
-------------------------------------------------------------------
      Net benefit obligation recorded    $  68,222    $   1,712
===================================================================


The assumed health care cost trend rates used in measuring the APBO at December 31, 1997 and 1996, were 9.2% and 9.8% for those under age 65, and 6.8 % and 7.1% for those over age 65, respectively. The assumed cost trends are expected to decrease each year until they reach 5.5% for both age groups in the year 2004, after which they are assumed to remain constant. A one percent increase in the assumed health care cost trend rate for each year would increase the APBO by approximately 14.5% as of December 31, 1997. Service and interest cost components of the net periodic postretirement cost would increase by approximately 15.4% with a similar one percent increase in the assumed health care cost trend rate. The assumed discount rate used in determining the APBO was 7% for December 31, 1997 and 7.5% for December 31, 1996, compounded annually. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 106 was 8% for 1997, 1996 and 1995. Changes in actuarial assumptions had an immaterial impact on benefit costs.

The net annual periodic postretirement benefit cost recorded for 1997 and 1996 consists of the following components:

(THOUSANDS OF DOLLARS)                               1997   1996   1995
                                                     ----   ----   ----
-------------------------------------------------------------------------
Service cost-benefits earned during the year         $223   $257   $171
Interest cost on APBO                                 246    233    171
Amortization of transition obligation                  70     70     70
-------------------------------------------------------------------------
Net amortization and deferral                          --     26     --
-------------------------------------------------------------------------
    Net periodic postretirement health care cost     $539   $586   $412
=========================================================================

NRG EQUITY PLAN
Employees are eligible to participate in the NRG Equity Plan (the Plan). The Plan grants phantom equity units to employees based upon performance and job grade. NRG's equity units are valued based upon NRG's growth and financial performance. The primary financial measures used in determining the equity units' value are revenue growth, return on investment and cash flow from operations. The units are awarded to employees annually at the respective year's calculated share price (grant price). The Plan provides employees with a cash payout for the unit's appreciation in value over the vesting period. The Plan has a seven year vesting schedule with actual payments beginning after the end of the third year and continuing at 20% each year for the subsequent five years.

The Plan includes a change of control provision, which allow all shares to vest if the ownership of NRG were to change.

DEFERRED COMPENSATION

Certain employees of NRG are eligible to participate in a deferred compensation program. The employee can elect to defer a portion of their compensation until retirement. Earnings on the amounts deferred are equal to the return on the Fixed Income Option of the NSP Retirement Savings Plan. Earnings will be compounded annually and credited monthly. Payouts begin upon retirement with payments made over 180 equal monthly installments (or a minimum of $500 per month until the account balance is zero).

NOTE 11-SALES TO SIGNIFICANT CUSTOMERS

NRG and the Ramsey/Washington Resource Recovery Project have a service agreement for waste disposal which expires in 2006. Approximately 23.9% in 1997 and 29.1% in 1996 of NRG's operating revenues were recognized under this contract. In addition, sales to one thermal customer amounted to 9.9% of operating revenues in 1997 and 14.1% of operating revenues in 1996.

NOTE 12-FINANCIAL INSTRUMENTS

The estimated December 31 fair values of NRG's recorded financial instruments are as follows:

                                                      1997                1996
                                              -----------------------------------------
                                              Carrying     Fair    Carrying     Fair
(THOUSANDS OF DOLLARS)                         Amount      Value     Amount     Value
---------------------------------------------------------------------------------------
Cash and cash equivalents                     $ 11,986   $ 11,986   $ 12,438   $ 12,438
Restricted cash                                  1,588      1,588     17,688     17,688
Notes receivable, including current portion    129,687    129,687     77,064     77,064
Long-term debt, including current portion      498,855    489,332    212,141    200,875

For cash, cash equivalents and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of notes receivable is based on expected future cash flows discounted at market interest rates. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues.

DERIVATIVE FINANCIAL INSTRUMENTS

NRG's policy is to hedge known and anticipated foreign currency denominated cash flows, where appropriate hedging instruments are available, to preserve their U.S. dollar value. NRG has entered into currency hedging transactions through the use of forward foreign currency exchange agreements with terms of less than one to three years. Gains and losses on these agreements offset the effect of foreign currency exchange rate fluctuations on NRG's underlying exposures. Gains on agreements that hedge firm commitments of cash flows are deferred and included in the measurement of the related foreign currency transaction in the period the transaction occurs, and losses on these agreements are deferred in the same manner unless it is estimated that deferral would lead to recognizing losses in later periods. Gains and losses on agreements that hedge cash flows not meeting the criteria of a firm commitment are recorded in the current period in the statement of income. While NRG is not currently hedging foreign currency denominated investments, NRG has and will hedge such investments in the future when management believes that preserving the U.S. dollar value of the investment is appropriate.

NRG has entered into forward foreign currency exchange contracts with counterparties to hedge certain exposures to currency fluctuations. Pursuant to these contracts, transactions have been executed that are designed to protect the economic value in U.S. dollars of selected known and anticipated NRG cash flows denominated in Australian dollars and German deutsche marks. As of December 31, 1997, NRG had in place contracts with a notional value of $10 million to hedge foreign currency denominated known future cash flows. In addition, NRG has in place forward foreign currency exchange contracts with a net notional value of $8.6 million to hedge projected construction expenditures, which do not qualify for hedge accounting and consequently result in currency fluctuations that can affect earnings. The forward foreign currency exchange contracts terminate in 1998. If all of the contracts had been terminated at December 31, 1997, $1.0 million would have been payable by NRG for currency exchange rate changes to date. Management believes NRG's exposure to credit risk due to nonperformance by the counterparties to its forward exchange contracts is not significant, based on the investment grade rating of the counterparties.

Where appropriate, NRG also uses interest rate hedging instruments to protect against increases in the cost of borrowing at both the corporate and project level. Gains and losses on interest rate hedging instruments are deferred and included in the measurement of the underlying equity investment when made. NRG also has two agreements in place, with a notional amount of $80 million, to fix the interest rate (based on U.S. Treasury obligations) for known future borrowings related to project investment commitments. If the agreements had been terminated at December 31, 1997, $4.3 million would have been payable by NRG based on the underlying U.S. Treasury interest rate on that date.

NOTE 13-COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company leases certain of its facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2010. Rental expense under these operating leases was $1.2 million in 1997 and $.7 million in 1996. Future minimum lease commitments under these leases for the years ending after December 31, 1997 are as follows:

(Thousands of dollars)
--------------------------------------------------------------------------------
1998                                                           $1,372
1999                                                            1,254
2000                                                            1,282
2001                                                            1,215
2002                                                              823
Thereafter                                                      6,158
--------------------------------------------------------------------------------
      Total                                                   $12,104
================================================================================

CAPITAL COMMITMENTS - INTERNATIONAL

NRG signed a Joint Development Agreement for the acquisition, upgrading, expansion and development of Energy Center Kladno in Kladno, Czech Republic. The acquisition of the existing facility is the first phase of a development project that will include upgrading the existing plant and developing a new power generation facility. NRG has made a $46 million commitment for the additional facilities.

NRG together with its partners, signed a power contract with PT Perusahaan Listrik Negara, the state-owned Indonesian Electric Company, to build, own and operate a 400 MW, coal-fired power station in Cilegon, West Java, Indonesia. NRG has a $65 million commitment for the facility. This project is currently on hold.

NRG is contractually committed to additional equity investments of $8 million in the Scudder Latin American Power I and $7 million to Scudder Latin American Power II as of December 31, 1997.

NRG purchased a 50% equity interest in the Enfield Energy Centre, a 396 MW power project under development in the North London Borough of Enfield, England. NRG's has a $28 million outstanding commitment for the facility.

NRG and Transfield signed an agreement for the acquisition and refurbishment of the 189 MW Collinsville coal-fired power generation facility in Queensland, Australia. NRG has a $10 million commitment to the Collinsville project.

CAPITAL COMMITMENTS-DOMESTIC

In 1996, NRG provided a $10 million loan commitment to a wholly owned subsidiary of NRG Generating (U.S.) Inc. (NRGG). The purpose of the loan was to allow NRGG to fund its capital contribution to a cogeneration project that was under construction. During 1997, NRG lent $10 million to NRGG and $1.9 million remains outstanding as of December 31, 1997.

Also in 1996, NRG entered into an agreement requiring that it provide NRGG power generation investment opportunities in the United States over a period of seven years. During the first three years of the seven-year term, NRG is obligated to offer projects to NRGG having aggregate, equity value of at least $60 million or a minimum power generation capacity of 150 net megawatts. In addition, NRG has committed to finance these projects to the extent funds are not available to NRGG on comparable terms from other sources. During 1997, NRG provided NRGG with a 117 megawatt project and offered a 17 net MW project which NRGG did not purchase.

NRG and Destec Energy Inc. (Destec) signed agreements with Southern California Edison to acquire a 1020 MW facility in El Segundo, California and a 530 MW facility in Long Beach, California for $87.75 million and $29.8 million, respectively. NRG and Destec will each own a 50% interest in these facilities.

NRG has guaranteed the repayment of certain affiliate borrowings under a construction loan facility. The facility, which terminates in October 1998, will fund construction of landfill gas collection and electric generation projects. The loan facility commitment is $74.0 million. Accounts outstanding under the facility at December 31, 1997, which could be subject to the NRG guarantee if unpaid by affiliate, were $4.8 million.

NRG has contractually agreed to the monetization of certain tax credits generated from landfill gas sales through the year 2007.

Future capital commitments related to projects are as follows:

(Millions  of  dollars)
---------------------------------------------------------------------
1998                                                         $    111
1999                                                               77
2000                                                               32
2001                                                                3
2002                                                                2
---------------------------------------------------------------------
Total                                                          $  225
=====================================================================

CLAIMS AND LITIGATION

In the normal course of business, NRG is a party to routine claims and litigation arising from current and prior operations. NRG is actively defending these matters and does not feel the outcome of such matters would materially impact the results of operation.

NOTE 14-SEGMENT REPORTING

NRG conducts its business within one industry segment, independent power generation. Operations in the United States include wholly-owned operations and investments in various domestic energy projects. International operations include investments in various international energy projects. See Note 5 for significant equity method investments.

                                NORTH                         ASIA         OTHER            CORPORATE/
             1997               AMERICA       EUROPE          PACIFIC      AMERICAS         OTHER             TOTAL
             ----               -------       ------          -------      --------         -----             -----
                                                               (IN THOUSANDS)
Revenues from wholly-owned
   operations                   $   92,052             -               -            -                -      $   92,052
Equity in earnings
   (losses) of unconsolidated
   affiliates                       (2,093)       15,266           9,745        2,348              934          26,200
                                ----------    ----------      ----------   ----------       ----------      ----------
Total operating revenues            89,959        15,266           9,745        2,348              934         118,252

Net income                      $   32,932    $   15,266      $    9,745   $    2,348       $  (38,309)(1)  $   21,982

Assets reported on a
   Consolidated basis           $  209,032             -               -            -       $   28,501 (2)  $  237,533
Equity investments and loans
to affiliates                      384,864       116,729         317,660      111,316                -         930,569
                                ----------    ----------      ----------   ----------       ----------      ----------
Total assets                    $  593,896    $  116,729      $  317,660   $  111,316       $   28,501      $1,168,102




                                NORTH                   ASIA       OTHER       CORPORATE/
             1996               AMERICA     EUROPE      PACIFIC    AMERICAS    OTHER          TOTAL
             ----               -------     ------      -------    --------    -----          -----
                                                               (IN THOUSANDS)
Revenues from wholly-owned
   operations                   $ 71,649          -             -          -          -       $ 71,649
Equity in earnings
   (losses) of unconsolidated
   affiliates                      1,473     17,385        11,155        967      1,835         32,815
                                --------   --------      --------   --------   --------       --------
Total operating revenues          73,122     17,385        11,155        967      1,835        104,464

Net income                      $ 28,182   $ 17,385      $ 11,155   $    967   $(37,711)(1)   $ 19,978

Assets reported on a
   consolidated basis           $148,666          -             -          -   $ 32,892 (2)   $181,558

Equity investments and loans
to affiliates                    178,230    132,693        96,049     92,279          -        499,251
                                --------   --------      --------   --------   --------       --------

Total assets                    $326,896   $132,693      $ 96,049   $ 92,279   $ 32,892       $680,809

                                NORTH                       ASIA        OTHER       CORPORATE/
             1995               AMERICA      EUROPE         PACIFIC     AMERICAS    OTHER           TOTAL
             ----               -------      ------         -------     --------                    -----
                                                                (IN THOUSANDS)
Revenues from wholly-owned
   operations                   $  64,180            -              -           -           -       $  64,180
Equity in earnings
   (losses) of unconsolidated
   affiliates                      (2,398)      22,143         11,451          29      (7,586)         23,639
                                ---------    ---------      ---------   ---------   ---------       ---------
Total operating revenues           61,782       22,143         11,451          29      (7,586)         87,819

Net income                      $  50,813    $  22,143      $  11,451   $      29   $ (53,235)(1)   $  31,201

Assets reported on a
   consolidated basis           $ 124,807            -              -           -   $   4,034 (2)   $ 128,841

Equity investments and loans
to affiliates                     127,157      112,148         78,303       8,140           -         325,748
                                ---------    ---------      ---------   ---------   ---------       ---------

Total assets                    $ 251,964    $ 112,148      $  78,303   $   8,140   $   4,034       $ 454,589

-------------------------------------------------------------------------------------------------------------

(1) Includes all expenses not allocated to either consolidated operations or equity investments. This includes general, administrative and development expenses as well as other income (net), interest expense and taxes.
(2) Includes cash, debt issuance costs and other items not directly related to specific asset groups.




ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------
         None.

PART IV
-------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1)   Consolidated Financial Statements
         Included in Part II.

(a)(2)   Supplemental Financial Statement Schedules

                  Exhibit 99.1 contains the financial statements of Mitteldeutsche Braunkohlengesellschaft mbH
                  ("MIBRAG").

                  Exhibit 99.2 contains the financial statements of Saale Energie GmbH ("Saale").

                  Exhibit 99.3 contains the financial statements of Sunshine State Power BVI and Sunshine State Power BVII (the "Sunshines").

                  All other financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3)   Exhibits

  3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Registrants' Registration Statement of Form S-1, as amended, File No. 333-33397.)
  3.2 By-Laws. (Incorporated herein by reference to Exhibits 3.2 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397.)
  4.1 Indenture, dated as of June 1, 1997, between NRG and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  4.2 Form of Exchange Notes. (Incorporated herein by reference to Exhibit 4.2 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.1 Employment Contract, dated as of June 28, 1995, between NRG and David H. Peterson. (Incorporated herein by reference to Exhibit 10.1 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.2 Indenture, dated as of January 31, 1996, between NRG and Norwest Bank Minnesota, National Association, As Trustee. (Incorporated herein by reference to Exhibit 10.2 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.3 Revolving Credit Agreement, dated as of March 17, 1997, among NRG, the banks party thereto and ABN AMRO Bank, N.V.
           as Agent. (Incorporated herein by reference to Exhibit 10.3 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.4 Note Agreement, dated August 20, 1993, among NRG Energy Center, Inc. and each of the purchasers named therein. (Incorporated herein by reference to Exhibit 10.4 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.5     Master Shelf and Revolving Credit Agreement, dated August
           20, 1993 among NRG Energy Center, Inc., The Prudential Insurance Company of America and each Prudential
           Affiliate which becomes party thereto. (Incorporated herein by reference to Exhibit 10.5 to the Registrants'
           Registration Statement on Form S-1, as amended, File No.
           333-33397).
  10.6 Energy Agreement, dated February 12, 1988 between NRG (formerly known as Norenco Corporation) and Rock-Tenn Company (formerly Waldorf Corporation) (the "Energy Agreement"). (Incorporated herein by reference to Exhibit 10.6 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).

  10.7 First Amendment to the Energy Agreement, dated August 27, 1993. (Incorporated herein by reference to Exhibit 10.7 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.8 Second Amendment to the Energy Agreement, dated August 27, 1993. (Incorporated herein by reference to Exhibit 10.8 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.9 Third Amendment to the Energy Agreement, dated August 27, 1993. (Incorporated herein by reference to Exhibit 10.9 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.10 Construction, Acquisition, and Term Loan Agreement, dated September 2, 1997 by and among NEO Landfill Gas, Inc , as Borrower, the lenders named on the signature pages, Credit Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corporation as Term Agent. (Incorporated herein by reference to Exhibit 10.10 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.11 Guaranty, dated September 12, 1997 by NRG in favor of Credit Lyonnais New York Branch as agent for the Construction/Acquisition Lenders. (Incorporated herein by reference to Exhibit 10.11 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.12 Construction, Acquisition, and Term Loan Agreement, dated September 2, 1997 by and among Minnesota Methane LLC, as Borrower, the lenders named on the signature pages, Credit Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corporation as Term Agent. (Incorporated herein by reference to Exhibit 10.12 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.13 Guaranty, dated September 12, 1997 by NRG in favor of Credit Lyonnais New York Branch as agent for the Construction/Acquisition Lenders. (Incorporated herein by reference to Exhibit 10.14 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.14 Non Operating Interest Acquisition Agreement, dated as of September 12, 1997, by and among NRG and NEO Corporation. (Incorporated herein by reference to Exhibit 10.14 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397).
  10.15 First Amendment to Revolving Credit Agreement, dated as of March 17, 1998. (See 10.3 for detail)
  10.16 364-Day Revolving Credit Agreement, dated as of March 17, 1998, among NRG, the Banks Party thereto and ABN
           AMRO Bank N.V., as Agent.
  24       Power of Attorney (included on signature page).
  27       Financial Data Schedule.
  99.1     Financial Statements of "MIBRAG"
  99.2     Financial Statements of "Saale" (upon amendment)
  99.3     Financial Statements of "Sunshines" (upon amendment)
  (b)      Reports on Form 8-K
                The Registrant did not file any Current Reports on Form 8-K during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                    NRG ENERGY, INC.

                                    By: /s/ Leonard A. Bluhm
                                        ----------------------------------
                                                    Leonard A. Bluhm
                                        Executive Vice President and
                                        Chief Financial Officer

                        POWER OF ATTORNEY

          Each person whose signature appears below constitutes and appoints David H. Peterson and Leonard A. Bluhm, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 1998:


 SIGNATURE                                                     TITLE

  /s/ David H. Peterson               Chairman of the Board, President and
  -------------------------------     Chief Executive Officer (Principal
  David H. Peterson                   Executive Officer)


  /s/ Leonard A. Bluhm                Executive Vice President and Chief
  -------------------------------     Financial Officer
  Leonard A. Bluhm                    (Principal Financial Officer)


  /s/ David E. Ripka                  Controller (Principal Accounting Officer)
  -------------------------------
  David E. Ripka

  /s/ Gary R. Johnson                Director
  --------------------------------
  Gary R. Johnson

  /s/ Cynthia L. Lesher              Director
  --------------------------------
  Cynthia L. Lesher

  /s/ Edward J. McIntyre             Director
  --------------------------------
  Edward J. McIntyre

  /s/ John A. Noer                   Director
  --------------------------------
  John A. Noer




 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

 An annual report will be sent to security holders and will be supplementally filed with the Commission. Such annual report to security holders shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934. No proxy material will be sent to security holders.