Form 10-Q
period 1998-03-31
NRG ENERGY INC
filed 1998-05-13
CIK 1013871

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For Quarter Ended   March 31, 1998           Commission File Number   333-33397
                    --------------                                    ---------

                              NRG Energy, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Minnesota                                            41-1724239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall, Minneapolis, Minnesota                     55403
--------------------------------------------------------------------------------
(Address of principal executive officers)                    (Zip Code)

Registrant's telephone number, including area code        (612) 373-5300
                                                   -----------------------------

                                    None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                           Outstanding at May 1, 1998
     -----------------------------              --------------------------
     Common Stock, $1.00 par value                     1,000 Shares


     All outstanding common stock of NRG Energy, Inc., is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

     The Registrant meets the conditions set forth in general instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

                                                                     PAGE NO.
                                                                     --------
PART I



Item 1     Consolidated Financial Statements and Notes

           Consolidated Statements of Income                            1

           Consolidated Balance Sheets                                2-3

           Consolidated Statements of Stockholder's Equity              4

           Consolidated Statements of Cash Flows                        5

           Notes to Financial Statements                              6-7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8-10


PART II

Item 1     Legal Proceedings                                           11

Item 6     Exhibits, Financial Statements Schedules and Reports     12-13
           on Form 8-K





SIGNATURES                                                             14

PART I
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED STATEMENTS OF INCOME

NRG ENERGY, INC. AND SUBSIDIARIES


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
(Thousands of Dollars)                                                     1998          1997
------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
OPERATING REVENUES

   Revenues from wholly-owned operations                                $   24,522    $   21,665
   Equity in operating earnings of unconsolidated affiliates                16,081         8,492
------------------------------------------------------------------------------------------------
      Total operating revenues                                              40,603        30,157
------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES

   Cost of wholly-owned operations                                          13,646        12,222
   Depreciation and amortization                                             3,676         2,176
   General, administrative, and development                                 13,170         8,833
-------------------------------------------------------------------------------------------------
      Total operating costs and expenses                                    30,492        23,231
-------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            10,111         6,926
-------------------------------------------------------------------------------------------------
OTHER EXPENSE

   Minority interest in earnings of consolidated subsidiary                 (1,032)            -
   Other income, net                                                            57         2,018
   Interest expense                                                        (11,453)       (4,063)
-------------------------------------------------------------------------------------------------
     Total other expense                                                   (12,428)       (2,045)
-------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                           (2,317)        4,881

-------------------------------------------------------------------------------------------------
INCOME TAXES - BENEFIT                                                       8,406         1,922

-------------------------------------------------------------------------------------------------
NET INCOME                                                              $    6,089    $    6,803

=================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NRG ENERGY, INC. AND SUBSIDIARIES


                                                                             MARCH 31,      DECEMBER 31,
(Thousands of Dollars)                                                          1998           1997
--------------------------------------------------------------------------------------------------------
ASSETS                                                                      (UNAUDITED)
CURRENT ASSETS

   Cash and cash equivalents                                                $    6,396      $   11,986
   Restricted cash                                                               1,783           1,588
   Accounts receivable-trade, less allowance
      for doubtful accounts of $100                                             13,999          15,520
   Accounts receivable-affiliates                                               15,564          29,162
   Current portion of notes receivable - affiliates                             17,503          48,816
   Current portion of notes receivable                                           3,729           3,729
   Income taxes receivable                                                       2,663               -
   Inventory                                                                     2,619           2,619
   Prepayments and other current assets                                          3,048           5,002
--------------------------------------------------------------------------------------------------------
      Total current assets                                                      67,304         118,422
--------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

   In service                                                                  260,890         255,433
   Under construction                                                            7,835           9,758
--------------------------------------------------------------------------------------------------------
                                                                               268,725         265,191
   Less accumulated depreciation                                               (82,057)        (79,300)
--------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                         186,668         185,891
--------------------------------------------------------------------------------------------------------
OTHER ASSETS

   Investments in projects                                                     750,144         694,655
   Capitalized project costs                                                    17,246          17,791
   Notes receivable, less current portion - affiliates                          78,339          71,759
   Notes receivable, less current portion                                        4,624           4,624
   Intangible assets, net of accumulated amortization of $2,257 and $2,012      20,660          21,414
   Debt issuance costs, net of accumulated amortization of $1,038 and $779       6,330           6,569
   Other assets, net of accumulated amortization of $5,310 and $4,782           46,449          46,977
--------------------------------------------------------------------------------------------------------
      Total other assets                                                       923,792         863,789
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $1,177,764      $1,168,102
========================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NRG ENERGY, INC. AND SUBSIDIARIES


                                                                 MARCH 31,            DECEMBER 31,
(Thousands of Dollars)                                              1998                  1997
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY                            (UNAUDITED)
CURRENT LIABILITIES
   Current portion of long-term debt                           $     7,474           $     7,676
   Revolving line of credit                                        125,000               122,000
   Accounts payable-trade                                           12,605                16,101
   Accrued income taxes                                                  -                 3,692
   Accrued property and sales taxes                                  4,705                 3,804
   Accrued salaries, benefits and related costs                     10,542                10,998
   Accrued interest                                                  9,603                 6,310
   Other current liabilities                                         9,380                10,508
--------------------------------------------------------------------------------------------------
      Total current liabilities                                    179,309               181,089
--------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT PORTION                               496,863               491,179

DEFERRED REVENUES                                                    8,765                 9,577

DEFERRED INCOME TAXES                                                8,990                11,968

DEFERRED INVESTMENT TAX CREDITS                                      1,534                 1,598

DEFERRED COMPENSATION                                                2,029                 2,175

MINORITY INTEREST IN SUBSIDIARY                                     20,036                19,818
--------------------------------------------------------------------------------------------------
      Total liabilities                                            717,526               717,404
--------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY

   Common stock; $1 par value; 1,000 shares authorized;
    1,000 shares issued and outstanding                                  1                     1
   Additional paid-in capital                                      431,913               431,913
   Retained earnings                                                94,372                88,283
   Accumulated other comprehensive income                          (66,048)              (69,499)
--------------------------------------------------------------------------------------------------
   Total Stockholder's Equity                                      460,238               450,698
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 1,177,764           $ 1,168,102
==================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                                   Accumulated
                                                                 Additional                           Other                Total
                                                                  Paid-in        Retained         Comprehensive        Stockholder's
(Thousands of Dollars)                             Common Stock   Capital        Earnings             Income               Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1997                        $        1    $  351,013      $  66,301        $       4,599        $    421,914

Net Income                                                                           6,803                                    6,803
Foreign currency translation adjustments                                                                 (5,255)             (5,255)
                                                                                                                       ------------
Comprehensive income                                                                                                          1,548
Capital contributions from parent                                    20,000                                                  20,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1997                         $        1    $  371,013      $  73,104        $        (656)       $    443,462
                                                   ================================================================================

BALANCES AT JANUARY 1, 1998                        $        1       431,913      $  88,283        $     (69,499)       $    450,698
Net Income                                                                           6,089                                    6,089
Foreign currency translation adjustments                                                                  3,451               3,451
                                                                                                                       ------------
Comprehensive income                                                                                                          9,540
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1998                         $        1    $  431,913      $  94,372        $     (66,048)       $    460,238
                                                   ================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NRG ENERGY, INC. AND SUBSIDIARIES


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
(Thousands of Dollars)                                                             1998            1997
----------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                  $    6,089        $   6,803
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities
      Undistributed equity earnings of unconsolidated affiliates                  (12,541)          (6,713)
      Depreciation and amortization                                                 3,676            2,176
      Deferred income taxes and investment tax credits                             (3,042)           2,697
    Cash provided (used) by changes in certain working capital items, net of acquisition effects
        Accounts receivable                                                         1,521              288
        Accounts receivable-affiliates                                             13,598           (2,757)
        Accrued income taxes                                                       (6,355)          (1,760)
        Prepayments and other current assets                                        1,954            1,415
        Accounts payable-trade                                                     (3,496)          (1,550)
        Accrued interest                                                            3,293           (2,928)
        Other current liabilities                                                    (683)              73
    Cash used by changes in other assets and liabilities                             (335)            (268)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    3,679           (2,524)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in projects                                                        (38,952)         (13,815)
   Changes in notes receivable                                                     24,733           (6,688)
   Purchase of plant, property and equipment                                       (3,534)          (7,735)
   (Increase) decrease in restricted cash                                            (195)           6,901
   Cash distribution from project termination settlement                                -            6,724
   Other, net                                                                         218            1,106
----------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                             (17,730)         (13,507)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributions from parent                                                    -           20,000
   Borrowings under revolving line of credit                                        3,000                -
   Proceeds from issuance of long-term debt                                         7,670                -
   Principal payments on long-term debt                                            (2,209)            (605)
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           8,461           19,395
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                              (5,590)           3,364

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   11,986           12,438
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    6,396        $  15,802
==========================================================================================================

See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NRG Energy, Inc, (the Company) is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSP).

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 1997 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position, the results of operations, cash flows, and shareholders' equity of the Company for the three months ended March 31, 1998 and 1997.

1. BUSINESS ACQUISITIONS

   During March, the Company along with its 50% partner, NGC Corporation, concluded the acquisition of the Long Beach Generating Station, one of two Southern California Edison plants awarded to the NRG and NGC consortium. The Long Beach Station is a gas-fired plant comprised of seven 60 MW gas turbine generators and two steam turbines totaling 140 MW.

2. SUBSEQUENT EVENTS

   During April, the Company along with its 50% partner, NGC Corporation (NGC), concluded the acquisition of the El Segundo Generating Station. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020 MW.

   During April, the Company exercised its option to acquire 16.8 million convertible, non-voting preference shares of Energy Developments Limited
   (EDL) for $24.8 million, bringing the Company's total investment in EDL to $48.8 million or approximately a 35 percent ownership interest. EDL is a listed Australian company that owns 189 MW and operates 238 MW of generation throughout Australia and the United Kingdom.

   During April, the Court in the Cajun bankruptcy issued a scheduling order establishing the time for the parties to file post-confirmation hearing briefs. Final briefs must be filed by July 2, 1998 and the Court is expected to rule on confirmation of the proposed plans of reorganization this year.

3. COMMITMENTS AND CONTINGENT LIABILITIES

   In April, 1998, an employee of the Company was sued in Minnesota State Court by the estate of a former co-employee who died as a result of work-related injuries sustained in an incident which occurred in 1996. Under the Company's By-Laws, the Company is obligated to indemnify each employee against costs, expenses and judgments incurred in connection with litigation against such employee if such employee acted in good faith and in a manner reasonably believed to be in the best interests of the Company. Based thereon, the Company is advancing the expenses required for its employee to defend the wrongful death litigation pending in State Court. The Company has been denied insurance coverage for this claim under its General Liability Policy but is continuing to pursue this and other potential insurance coverage claims it may have for this case. At the present time, it is not possible to assess the potential exposure to the Company related to this litigation.

   On January 30, 1998, NRG's 45% owned affiliate, NRG Generating (U.S.) Inc.
   (NRGG) gave notice that it intended to seek arbitration of its claim that the Company sold the MCPC facility to Oklahoma Gas & Electric in violation of its obligation to offer certain project investments to NRGG under the Co-Investment Agreement between the Company and NRGG. (See "Form 10-K -
   Item 1 - Significant Investments and Acquisitions in 1997 - NRG Generating (U.S.) Inc.") An arbitration panel has been formed to hear the proceedings. NRGG is seeking a ruling from the arbitration panel that the Company must sell the MCPC facility to NRGG. The Company believes that it had no obligation to offer the MCPC facility to NRGG.

4. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

   The Company has 20-50% investments in three companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:




                                             THREE MONTHS ENDED
                                                  MARCH 31,
         (Thousands of Dollars)               1998         1997
                                           ----------------------
                                               (Unaudited)
         Net sales                         $  137,831  $  177,222
         Other income                           8,946       2,985
         Costs and expenses:
           Cost of sales                      117,824     146,717
           General and administrative           4,738       8,532
                                           ----------  ----------
                                              122,562     155,249
                                           ----------  ----------
         Income before income taxes            24,215      24,958
         Income taxes                           3,846       7,146
                                           ----------  ----------
         Net income                        $   20,369  $   17,812
                                           ==========  ==========
                                           ==========  ==========
         Company's share of net income     $    7,566  $    6,645
                                           ==========  ==========

5. NEW ACCOUNTING PRONOUNCEMENTS

   In 1998, the Company adopted Financial Accounting Standard Statement (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes rules for reporting comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholder's Equity. The adoption of SFAS No. 130 had no impact on total stockholder's equity. Certain reclassifications to prior year financial statements have been made in order to conform to the SFAS No. 130 requirements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the three months ended March 31, 1998 with the three months ended March 31, 1997.

                             RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1998 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1997

     Net income for the quarter ended March 31, 1998, was $6.1 million, a decrease of $0.7 million or 11%, compared to net income of $6.8 million in the same period in 1997. This decrease was primarily due to increased interest costs associated with the $250 million senior notes issued in mid-1997 and balances outstanding on its line of credit. Earnings, including tax credits, from interests in the Loy Yang project in Australia, Pacific Generation Company, Energy Developments Limited (EDL), and other new projects, all purchased after the first quarter of 1997, along with increased earnings from existing projects partially offset the decrease.

OPERATING REVENUES

     For the first quarter ended March 31, 1998, the Company had total revenues of $40.6 million, compared to $30.2 million for the quarter ended March 31, 1997, an increase of 35%.

WHOLLY-OWNED OPERATIONS

     The Company's operating revenues from wholly owned operations for the quarter ended March 31, 1998 were $24.5 million, an increase of $2.9 million, or 13%, over the same period in 1997. Revenues increased by approximately $4 million due to new projects, including San Diego Power and Cooling and certain Pacific Generation operations. This increase was partially offset by lower revenues from certain heating and cooling subsidiaries due to the unusually mild weather. For the quarter ended March 31, 1998, revenues from wholly owned operations consisted primarily of revenue from heating, cooling and thermal activities (52%), electrical generation (43%) and technical services (5%).

EQUITY IN OPERATING EARNINGS OF UNCONSOLIDATED AFFILIATES

     Equity in earnings of unconsolidated affiliates was $16.1 million for the quarter ended March 31, 1998, compared to $8.5 million for the quarter ended March 31, 1997, an increase of 89%. The increase was due to new projects including those acquired in the Pacific Generation transaction, the Company's acquisition of its interest in EDL as well as higher earnings from MIBRAG.

OPERATING COSTS AND EXPENSES

     Cost of wholly owned operations was $13.6 million for the quarter ended March 31, 1998, an increase of $1.4 million, or 12%, over the same period in 1997. The increase was due primarily to increased sales volume and labor costs. Cost of operations as a percentage of revenues from wholly owned operations was 55% which is 1% lower than the same period in 1997.

     Depreciation and amortization costs were $3.7 million for the quarter ended March 31, 1998, compared to $2.2 million for the quarter ended March 31, 1997. The $1.5 million increase was due primarily to increased amortization of intangible assets related to the Pacific Generation acquisition and additional NEO project depreciation.

     General, administrative and development costs were $13.2 million for the quarter ended March 31, 1998, compared to $8.8 million for the quarter ended March 31, 1997. The $4.4 million increase was due primarily to increased business development, associated legal, technical, and accounting expenses, headcount and equipment resulting from expanded operations.

OTHER EXPENSE

     Other expense was $12.4 million for the first quarter ended March 31, 1998, compared with $2.0 million for the quarter ended March 31, 1997. The $10.4 million increase was primarily due to interest expense, which increased by $7.4 million. This increase was due to the issuance of the $250 million Senior Notes at the end of June 1997 and interest on the Company's revolving line of credit. Also, the first quarter of 1998 included $1.0 million for minority interest in earnings of a consolidated subsidiary that the Company did not own during the same period in 1997. The remaining increase reflects a decline in interest income on cash investments.

INCOME TAX

     The Company has recognized an income tax benefit due to domestic tax losses and the recognition of certain tax credits. The net income tax benefit for the quarter ended March 31, 1998, increased by $6.5 million to $8.4 million as compared to $1.9 million for the same quarter one year earlier. This was due primarily to increased tax credits and tax effects of higher interest expense.

FORWARD-LOOKING STATEMENTS

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

       - Economic conditions including inflation rates and monetary fluctuations;
       - Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where the Company has a financial interest;
       - Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;
       - Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;
       -    Availability or cost of capital such as changes in:
            interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or security ratings;

       - Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
       - Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;
       -    Increased competition in the power generation industry;
       - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;
       - Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;
       - Factors associated with various investments including conditions of final legal closing, foreign government actions, foreign economic and currency risks, political instability in foreign countries, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;
       - Limitations on the Company's ability to control the development or operation of projects in which the Company has less than 100% interest;
       - Other business or investment considerations that may be disclosed from time to time in the Company's Securities and Exchange Commission filings or in other publicly disseminated written documents, including the Company's Registration Statement No. 333-33397, as amended.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive.

PART II
ITEM 1 - LEGAL PROCEEDINGS



In April, 1998, an employee of the Company was sued in Minnesota State Court by the estate of a former co-employee who died as a result of work-related injuries sustained in an incident which occurred in 1996. Under the Company's By-Laws, the Company is obligated to indemnify each employee against costs, expenses and judgments incurred in connection with litigation against such employee if such employee acted in good faith and in a manner reasonably believed to be in the best interests of the Company. Based thereon, the Company is advancing the expenses required for its employee to defend the wrongful death litigation pending in State Court. The Company has been denied insurance coverage for this claim under its General Liability Policy but is continuing to pursue this and other potential insurance coverage claims it may have for this case. At the present time, it is not possible to assess the potential exposure to the Company related to this litigation.

On January 30, 1998, the Company's 45% owned affiliate NRG Generating (U.S.) Inc., ("NRGG"), gave notice that it intended to seek arbitration of its claim that the Company sold the Mid-Continent Power Company ("MCPC") facility to Oklahoma Gas & Electric in violation of the Company's obligation to offer certain project investments to NRGG under the Co-Investment Agreement between the Company and NRGG. (See "Form 10-K, Item 1 - Significant Investments and Acquisitions in 1997 - NRG Generating (U.S.) Inc.") An arbitration panel has been formed and hearings are scheduled for June, 1998. NRGG is seeking a ruling from the arbitration panel that the Company must sell the MCPC facility to NRGG. The Company believes that it had no obligation to offer the MCPC facility to NRGG.

Other legal proceedings are set forth in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following exhibits are filed with this report:

      10.17 Employment Agreement dated as of April 15, 1998 between the Company and certain officers. The Employment Agreement between James J. Bender and the Company is filed with this report. Shown below is a schedule of each NRG officer who signed a substantially identical agreement dated as of April 15, 1998 and the title of such officer's position with the Company, as set forth in such agreement:


            Leonard A. Bluhm        Executive Vice President and Chief Financial
                                    Officer
            Craig A. Mataczynski    Vice President, U.S. Business Development
            Louise T. Routhe        Vice President, Human Resources and
                                    Administration
            Ronald J. Will          Vice President, Operations and Engineering

      27    Financial data schedule for the three month period ended
            March 31, 1998


(b)   Reports on Form 8-K

On January 16, 1998, NRG filed a Report on Form 8-K reporting under the following items:

            Item 2 - Acquisition or disposition of assets
            Item 7 - Financial Statements and Exhibits

      The following financial information was also filed with the Form 8-K:

      a.    Financial Statements of Businesses Acquired

      1.    Audited Consolidated Balance Sheets of Pacific Generation
            Company at December 31, 1996 and 1995 and the audited Consolidated Statements of Operations, Shareholders Equity and Cash flows for the years ended December 31, 1996 and 1995 and Independent Auditors Report.

      2. Unaudited Consolidated Balance Sheet at September 30, 1997 and Unaudited Consolidated Statement of Operations and Cash Flows for the period January 1, 1997 to September 30, 1997.

      3.    Reports of Other Independent Accountants.

      b.    Pro Forma Financial Information.

      1.    Introduction to the pro forma financial statements.

      2. A pro forma balance sheet at December 31, 1996, which combines the balance sheet of the Company and the balance sheet of Pacific Generation Company along with a description of material pro forma adjustments.

      3. A pro forma income statement which combines the results of the Company and the results of Pacific Generation Company, for the year ended December 31, 1996, along with a description of material pro forma adjustments.

      4. A pro forma balance sheet at September 30, 1997, which combines the balance sheet of the Company and the balance sheet of Pacific Generation Company along with a description of material pro forma adjustments.

      5. A pro forma income statement which combines the results of the Company and the results of Pacific Generation Company for nine months ended September 30, 1997, along with a description of material pro forma adjustments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NRG ENERGY, INC.
                                          ---------------------------
                                          (Registrant)


                                          /s/ Leonard A. Bluhm
                                          ---------------------------
                                          Leonard A. Bluhm
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                          /s/ David E. Ripka
                                          ---------------------------
                                          David E. Ripka
                                          Controller
                                          (Principal Accounting Officer)

Date:  May 13, 1998
     --------------------

                                EXHIBIT INDEX




EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
  10.17               From the Employment Agreement between
                      the Company and certain officers.

    27 Financial data schedule for the three months ended March 31, 1998.