Form 10-K405/A
period 1997-12-31
NRG ENERGY INC
filed 1998-06-29
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicated by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---   ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes X No
                                                      ---    ---

     As of June 29, 1998, there were 1,000 shares of common stock, $1.00 par value, outstanding, all of which were owned by Northern States Power Company. No other voting or non-voting common equity is held by non-affiliates of the Registrant.


     The Registrant meets the conditions set forth in General Instruction I (1)
     (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     Documents Incorporated by Reference: None

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 1998.


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


 An annual report has been sent to security holders and was supplementally filed with the Commission. Such annual report to security holders shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of
 Section 18 of the Securities Exchange Act of 1934. No proxy material will be sent to security holders.