Form 10-Q
period 1998-06-30
NRG ENERGY INC
filed 1998-08-12
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For Quarter Ended June 30, 1998             Commission File Number     333-33397
                  -------------                                        ---------

                                NRG Energy, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    41-1724239
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall, Minneapolis, Minnesota              55403
--------------------------------------------------------------------------------
(Address of principal executive officers)             (Zip Code)

Registrant's telephone number, including area code               (612) 373-5300
                                                     ---------------------------

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

                               Yes   X      No
                                   ------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at August 10, 1998
         -------------------------               ------------------------------
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

      INDEX
      --------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                        --------
      PART I


      Item 1    Consolidated Financial Statements and Notes

                Consolidated Statements of Income                           1

                Consolidated Balance Sheets                               2-3

                Consolidated Statements of Stockholder's Equity             4

                Consolidated Statements of Cash Flows                       5

                Notes to Financial Statements                             6-7

      Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8-10


      PART II

      Item 1    Legal Proceedings                                          11

      Item 6    Exhibits, Financial Statements Schedules and Reports       12
                on Form 8-K





      SIGNATURES                                                           13

PART I
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
(Thousands of Dollars)                                              1998           1997           1998            1997
-------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
      Revenues from wholly-owned operations                      $   25,260   $    21,020      $    49,782   $    42,685
      Equity in earnings of unconsolidated affiliates                13,102         5,354           29,183        13,846
-------------------------------------------------------------------------------------------------------------------------
            Total operating revenues                                 38,362        26,374           78,965        56,531
-------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
      Cost of wholly-owned operations                                12,659        10,474           26,305        22,696
      Depreciation and amortization                                   4,373         2,368            8,049         4,544
      General, administrative, and development                       11,210         9,206           24,380        18,039
-------------------------------------------------------------------------------------------------------------------------
            Total operating costs and expenses                       28,242        22,048           58,734        45,279
-------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                     10,120         4,326           20,231        11,252
-------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Minority interest in earnings of consolidated subsidiary         (128)            -           (1,160)            -
      Other income, net                                               1,842         4,249            1,899         6,267
      Interest expense                                              (12,798)       (7,119)         (24,251)      (11,182)
-------------------------------------------------------------------------------------------------------------------------
            Total other expense                                     (11,084)       (2,870)         (23,512)       (4,915)
-------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                    (  964)        1,456           (3,281)        6,337
INCOME TAXES - BENEFIT                                               (7,933)       (3,730)         (16,339)       (5,652)
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $    6,969    $    5,186      $    13,058    $   11,989
=========================================================================================================================



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                        JUNE 30,       DECEMBER 31,
(Thousands of Dollars)                                                                    1998             1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                        $      5,383      $     11,986
      Restricted cash                                                                         4,558             1,588
      Accounts receivable-trade, less allowance
            for doubtful accounts of $100                                                    17,565            15,520
      Accounts receivable-affiliates                                                         19,078            29,162
      Current portion of notes receivable - affiliates                                       20,004            48,816
      Current portion of notes receivable                                                     3,537             3,729
      Inventory                                                                               2,621             2,619
      Prepayments and other current assets                                                    3,840             5,002
-----------------------------------------------------------------------------------------------------------------------
            Total current assets                                                             76,586           118,422
-----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
      In service                                                                            271,129           255,433
      Under construction                                                                      8,382             9,758
-----------------------------------------------------------------------------------------------------------------------
                                                                                            279,511           265,191
      Less accumulated depreciation                                                         (85,561)          (79,300)
-----------------------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                               193,950           185,891
-----------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Investments in projects                                                               781,496           694,655
      Capitalized project costs                                                              20,454            17,791
      Notes receivable, less current portion - affiliates                                    62,282            71,759
      Notes receivable, less current portion                                                  3,744             4,624
      Intangible assets, net of accumulated amortization of $2,559 and $2,012                20,418            21,414
      Debt issuance costs, net of accumulated amortization of $1,201 and $779                 6,258             6,569
      Other assets, net of accumulated amortization of $5,824 and $4,782                     45,935            46,977
-----------------------------------------------------------------------------------------------------------------------
            Total other assets                                                              940,587           863,789
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $  1,211,123      $  1,168,102
=======================================================================================================================




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                      JUNE 30,      DECEMBER 31,
(Thousands of Dollars)                                                                  1998            1997
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
      Current portion of long-term debt                                            $      6,193    $      7,676
      Revolving line of credit                                                          175,000         122,000
      Accounts payable-trade                                                              6,835          16,101
      Accrued income taxes                                                                2,697           3,692
      Accrued property and sales taxes                                                    2,880           3,804
      Accrued salaries, benefits and related costs                                       10,941          10,998
      Accrued interest                                                                    8,183           6,310
      Other current liabilities                                                          10,970          10,508
------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                   223,699         181,089
------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT PORTION                                                    509,362         491,179
DEFERRED REVENUES                                                                         7,320           9,577
DEFERRED INCOME TAXES                                                                     6,976          11,968
DEFERRED INVESTMENT TAX CREDITS                                                           1,470           1,598
DEFERRED COMPENSATION                                                                     2,186           2,175
MINORITY INTEREST IN SUBSIDIARY                                                          12,813          19,818
------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                           763,826         717,404
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
      Common stock; $1 par value; 1,000 shares authorized;
        1,000 shares issued and outstanding                                                   1               1
      Additional paid-in capital                                                        431,913         431,913
      Retained earnings                                                                 101,341          88,283
      Accumulated other comprehensive income                                            (85,958)        (69,499)
------------------------------------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                                        447,297         450,698
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $  1,211,123    $  1,168,102
========================================================================================================================






See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                                   Accumulated
                                                              Additional                              Other            Total
                                                Common Stock     Paid-in          Retained        Comprehensive    Stockholder's
(Thousands of Dollars)                                           Capital          Earnings            Income           Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1997                          $ 1         $   351,013         $   66,301        $   4,599   $     421,914
Net Income                                                                               11,989                           11,989
Foreign currency translation adjustments                                                                 (18,444)        (18,444)
                                                                                                                   --------------
Comprehensive income                                                                                                      (6,455)
Capital contributions from parent                                     81,467                                              81,467
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1997                            $ 1         $   432,480         $   78,290        $ (13,845)  $     496,926

                                                ==================================================================================

BALANCES AT JANUARY 1, 1998                          $ 1             431,913         $   88,283        $ (69,499)  $     450,698
Net Income                                                                               13,058                           13,058
Foreign currency translation adjustments                                                                 (16,459)        (16,459)
                                                                                                                   ---------------
Comprehensive income                                                                                                      (3,401)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1998                            $ 1         $   431,913         $  101,341        $ (85,958)  $     447,297
                                                ==================================================================================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
(Thousands of Dollars)                                                                    1998            1997
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                     $   13,058     $     11,989
      Adjustments to reconcile net income to net cash
        provided (used) by operating activities
            Undistributed equity earnings of unconsolidated affiliates                  (16,210)         (12,957)

            Depreciation and amortization                                                 8,049            4,544
            Deferred income taxes and investment tax credits                             (5,120)           2,946
      Cash provided (used) by changes in certain working capital items, net of acquisition and divestiture effects
                Accounts receivable                                                      (2,045)         (13,951)
                Accounts receivable-affiliates                                            9,903            2,105
                Accrued income taxes                                                       (995)           8,790
                Prepayments and other current assets                                      1,162            2,092
                Accounts payable-trade                                                   (9,266)          (2,161)
                Accrued property and sales taxes                                           (924)              40
                Accrued salaried, benefits and related costs                                (57)             887
                Accrued interest                                                          1,585           (2,856)
                Other current liabilities                                                   462            1,213
           Cash (used) provided by changes in other assets and liabilities                  (62)           2,469
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                           (460)           5,150
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Investments in projects                                                           (94,194)        (298,517)
      Divestiture of projects                                                             9,219            6,724
      Changes in notes receivable                                                        32,255          (35,809)
      Capital expenditures                                                              (14,320)         (15,077)
      (Increase) decrease in restricted cash                                             (2,970)          17,341
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                   (70,010)        (325,338)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions from parent                                                       -           81,467
      Revolving line of credit                                                           53,000                -
      Minority Interest                                                                  (5,722)               -
      Proceeds from issuance of long-term debt                                           22,658          250,325
      Principal payments on long-term debt                                               (6,069)          (1,227)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                63,867          330,565
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                    (6,603)          10,377
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         11,986           12,438
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    5,383     $     22,815
====================================================================================================================


See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

The Company is a wholly owned subsidiary of Northern States Power Company (NSP), a Minnesota corporation. Additional information regarding the Company can be found in NSP's Form 10-Q for the six months ended June 30, 1998.

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

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and December 31, 1997, the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows and shareholders' equity for the six months ended June 30, 1998 and 1997.

1.   BUSINESS DEVELOPMENTS

     In April, the Company along with its 50% partner, Dynegy, concluded the acquisition of the El Segundo Generating Station. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020 MW.

     Also during April, the Company exercised its option to acquire 16.8 million convertible, non-voting preference shares of Energy Development Limited
     (EDL) for $24.8 million, bringing the Company's total investment in EDL to $48.8 million or approximately a 35 percent ownership interest. EDL is a listed Australian company that owns 189 MW and operates 238 MW of generation throughout Australia and the United Kingdom.

     In June, the Company sold two affiliates, Wind Power Partners 1987 LP and Wind Power Partners 1988 LP, for $9.2 million. These companies were acquired as part of the Pacific Generation acquisition. There was no gain or loss recorded from the sale.

     In 1996, the Company formed a joint venture with Ansaldo Energia SpA, a major Italian industrial company ("Ansaldo"), and P.T. Kiani Metra, an Indonesian industrial company ("PTKM") to develop a 400-megawatt coal-fired power generation facility in West Java, Indonesia, through P.T. Dayslistrik Pratama ("PTDP"), a limited liability company created by the joint venturers. The Company and Ansaldo each have an ownership interest of 45 percent in PTDP, and PTKM has an ownership interest of 10 percent. As a result of the political and economic instability in Indonesia, all development efforts have been temporarily halted and the viability of the project is uncertain. As of June 30, 1998, the Company had invested $9.9 million in the project, including land acquisition and capitalized development costs. In addition, the Company has an interest rate hedge in place for a portion of the equity commitment to PTDP. If the hedge was marked-to market as of June 30, 1998, the Company would incur a settlement obligation of $5.2 million. If the West Java projects does not go forward, the Company would write down the majority of these costs. However, at this time, management remains committed to the project. Consequently, no impairment loss has been recognized as of June 30, 1998.

2.   COMMITMENTS AND CONTINGENT LIABILITIES

     In April, 1998, an employee of the Company was sued in Minnesota State Court by the estate of a former co-employee who died as a result of work-related injuries sustained in an incident which occurred in 1996.

     On July 31, 1998, an arbitration panel required NRG to offer its interest in the Mid-Continent Power Company project to the Company's 45% owned affiliate, Cogeneration Corporation of America, formerly known as NRG Generating (U.S.) Inc. See Part II, Item 1 for further discussion of this matter.

     At the present time, it is not possible to assess the potential exposure to the Company related to these claims.

3.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 20-50% investments in three companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:


                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
           (Thousands of Dollars)                          1998               1997              1998           1997
                                                    ------------------------------------    -----------------------------
           Net sales                                        $   137,831     $   177,222     $  399,302       $   355,358
           Other income (expense)                                 8,946           2,985           (509)            2,932
           Costs and expenses:
              Cost of sales                                     117,824         146,717        229,953           287,211
              General and administrative                          4,738           8,532         12,320            20,036
                                                    ------------------------------------    -----------------------------
                                                                122,562         155,249        242,273           307,247
                                                    ------------------------------------    -----------------------------
           Income before income taxes                            24,215          24,958        156,520            51,043
           Income taxes                                           3,846           7,146          5,612            13,263
                                                    ------------------------------------    -----------------------------
           Net income                                       $    20,369     $    17,812     $  150,908       $    37,780
                                                    ====================================    =============================
           Company's share of net income                    $     7,566     $     6,645     $   13,395       $    14,334
                                                    ====================================    =============================


4.   NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Company adopted Financial Accounting Standard Statement (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes rules for reporting comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholder's Equity. Accumulated Other Comprehensive Income, as presented therein and on the Balance Sheet, consists solely of foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on total stockholder's equity. Certain reclassifications to prior year financial statements have been made in order to conform to the SFAS No. 130 requirements.

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements and requires that companies report selected information by operating segments in interim financial reports. The Company will be required to adopt this statement in its December 31, 1998 financial reports. The Company has not yet determined its reportable segments under the statement.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the Balance Sheet, and that changes in fair value be recognized either currently in earnings or deferred as a component of Other Comprehensive Income, depending on the intended use of derivative and the resulting designation (e.g., as a qualifying hedge). The Company will be required to adopt this statement in the third quarter of 1999, but can elect to adopt it in 1998. The Company has not yet determined the potential impacts of implementing this statement or the expected adoption date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the six month periods ended June 30, 1998 and June 30, 1997.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net income for the six months ended June 30, 1998, was $13.1 million, an increase of $1.1 million or 9%, compared to net income of $12.0 million for the same period in 1997. The Company reported a loss before taxes of $3.3 million in 1998 as compared to net income of $6.3 million during the same period one year earlier. The increase in net income was due to new projects and increased tax benefits, partially offset by increased interest expense on corporate debt.

OPERATING REVENUES

     For the six months ended June 30, 1998, the Company had total revenues of $79.0 million, compared to $56.5 million for the six months ended June 30, 1997, an increase of 40%.

     The Company's operating revenues from wholly owned operations for the six months ended June 30, 1998 were $49.8 million, an increase of $7.1 million, or 17%, over the same period in 1997. The increase in the six month revenues was due primarily to new projects, including San Diego Power and Cooling and certain Pacific Generation operations. This increase was partially offset by lower revenues from certain heating and cooling subsidiaries due to the unusually mild weather. For the six months ended June 30, 1998, revenues from wholly owned operations consisted primarily of revenue from heating, cooling and thermal activities (46%), electric generation (47%) and technical services (7%).

     Equity in earnings of unconsolidated affiliates was $29.2 million for the six months ended June 30, 1998, compared to $13.8 million for the six months ended June 30, 1997, an increase of 111%. The increase was due to new projects, including El Segundo and certain Pacific Generation operations, an increase in the Company's holdings in EDL and higher earnings from MIBRAG.

OPERATING COSTS AND EXPENSES

     Operating costs and expenses for the six months ended June 30, 1998, were $58.7 million, an increase of $13.4 million or 29.7%, compared to $45.3 million for the same period in 1997. As a percent of revenue, operating costs and expense were 74.4% as compared to 80.1% during the same period one year earlier.

     Costs of wholly-owned operations were $26.3 million for the six months ended June 30, 1998. This is an increase of $3.6 million or 16% over the same period in 1997. The increase was primarily due to new projects including certain Pacific Generation and NEO subsidiaries. Costs of wholly-owned operations as a percentage of revenues from wholly-owned operations for the six month period was 53%, approximately the same amount as for the same period in 1997.

     Depreciation and amortization costs were $8.0 million for the six months ended June 30, 1998, compared to $4.5 million for the six months ended June 30, 1997. The depreciation and amortization increase was due primarily to increased amortization of goodwill related to the Pacific Generation acquisition and additional depreciation from new NEO projects.

     General, administrative and development costs were $24.4 million for the six months ended June 30, 1998, compared to $18.0 million for the six months ended June 30, 1997. The increase was due primarily to increased business development activities and increased legal, technical, and accounting expenses resulting from expanded operations.

OTHER INCOME (EXPENSE)

     Other expense for the six months ended June 30, 1998, was $23.5 million, an increase of $18.6 million, compared to $4.9 million for the same period in 1997. As a percent of revenue, other expense for the six months was 29.8% as compared to 8.7% during the same period one year earlier.

     Minority interest in projects was $1.2 million for the six month period ended June 30, 1998, versus zero for the same period in 1997. Minority interest relates to the Pacific Generation acquisition that took place in the fourth quarter of 1997.

     Other income was $1.9 million for the six months ended June 30, 1998 compared with $6.3 million for the six months ended June 30, 1997. The decline was due primarily to a reduction in short term investments.

     Interest expense was $24.2 million for the six months ended June 30, 1998 compared with $11.2 million for the six months ended June 30, 1997. The increase in interest expense was due primarily to the issuance of the $250 million Senior Notes in June 1997, interest on the Company's revolving line of credit, new debt obtained for certain NEO projects and debt assumed as part of the Pacific Generation acquisition.

INCOME TAX

     The Company has recognized an income tax benefit due to domestic tax losses and the recognition of certain tax credits. The net income tax benefit for the six months ended June 30, 1998, increased by $10.7 million to $16.3 million as compared to the same period one year earlier. The increase in tax benefits was due to increased interest expense on corporate debt, an increase in Section 29 energy credits, and foreign tax benefits associated with the Loy Yang project.

YEAR 2000 ISSUE

     NRG is in the process of examining year 2000 issues and is partnering with its parent, NSP, in employing a systematic approach to deal with the Year 2000 issue. The Company expects to be well along in the process of completing its analysis by the end of 1998. As part of the process, the Company is verifying that all critical hardware and software systems within the corporate, subsidiary and affiliate operations will not incur year 2000 issues. Additionally, the Company, in conjunction with NSP, is working with its significant suppliers to identify and eliminate any business interruptions due to year 2000 issues in the suppliers' business processes. The cost to address the Year 2000 issues has not yet been fully determined. Despite these efforts, there can be no assurances that every year 2000 related issue will be identified and addressed beforehand.

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

     PART II
     ITEM 1 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


     On July 31, 1998, an arbitration panel ordered the Company to offer its interest in the Mid-Continent Power Company ("MCPC") facility to the Company's 45% owned affiliate Cogeneration Corporation of America ("CogenAmerica") (formerly known as NRG Generating (U.S.) Inc.) and enjoined the Company's pending sale of the MCPC facility to a wholly-owned subsidiary of OGE Energy Corp. ("OGE Energy"). In accordance with the arbitration panel's order, on August 4, 1998 the Company offered is interest in the MCPC facility to CogenAmerica on the same terms as it had agreed to sell to OGE Energy. Under the order, CogenAmerica has 30 days from such date in which to accept the Company's offer, and if the offer is not accepted in that time period, the Company has the right to request that the arbitration panel lift the injunction. Finally, if CogenAmerica accepts the offer, the Company will be required to finance the purchase price of approximately $25 million in the event that other financing is not commercially available to CogenAmerica.

     Other legal proceedings are set forth in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1997 and in Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 1998.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)       Exhibits

          27       Financial data schedule for the six month period ended
                   June 30, 1998

(b)       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NRG ENERGY, INC.
                                ----------------
                                (Registrant)


                                ---------------------------------
                                Leonard A. Bluhm
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer)


                                ------------------------------------
                                David E. Ripka
                                Controller
                                (Principal Accounting Officer)

Date:  August 12, 1998
       ---------------