Form 10-Q
period 1998-09-30
NRG ENERGY INC
filed 1998-11-12
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934


       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For Quarter Ended September 30, 1998    Commission File Number     333-33397
                  ------------------                               ---------

                                NRG Energy, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    41-1724239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall, Minneapolis, Minnesota                       55403
--------------------------------------------------------------------------------
(Address of principal executive officers)                      (Zip Code)

Registrant's telephone number, including area code             (612) 373-5300
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

                             Yes    X    No
                                  -----     -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at November 1, 1998
       -----------------------------          -------------------------------
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

INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                       --------

PART I
------


Item 1    Consolidated Financial Statements and Notes

          Consolidated Statements of Income                               1

          Consolidated Balance Sheets                                   2-3

          Consolidated Statements of Stockholder's Equity                 4

          Consolidated Statements of Cash Flows                           5

          Notes to Financial Statements                                 6-7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9-11


PART II
-------

Item 1    Legal Proceedings                                              12

Item 6    Exhibits, Financial Statement Schedules, and Reports           13
          on Form 8-K





SIGNATURES                                                               14

PART I
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)*



                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
(Thousands of Dollars)                                            1998          1997            1998         1997
----------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
  Revenues from wholly-owned operations                          $  25,047    $  22,396         $   74,829   $  65,081
  Equity in earnings of unconsolidated affiliates                   29,249        3,913             58,432      17,759
----------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                       54,296       26,309            133,261      82,840

----------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
  Cost of wholly-owned operations                                   13,079       10,167             39,384      32,863
  Depreciation and amortization                                      4,511        2,552             12,560       7,096
  General, administrative, and development                          15,201       10,363             39,581      28,402
----------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                             32,791       23,082             91,525      68,361
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                    21,505        3,227             41,736      14,479
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Minority interest in earnings of consolidated subsidiary            (492)           -             (1,652)          -
  Write-down of investment in projects                             (23,410)           -            (23,410)          -
  Other income, net                                                  1,206        2,343              3,105       8,610
  Interest expense                                                 (13,598)      (8,633)           (37,849)    (19,815)
----------------------------------------------------------------------------------------------------------------------
     Total other expense                                           (36,294)      (6,290)           (59,806)    (11,205)
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                  (14,789)      (3,063)           (18,070)      3,274
INCOME TAXES - BENEFIT                                             (10,014)      (5,488)           (26,353)    (11,140)
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                $  (4,775)     $ 2,425         $    8,283   $  14,414
======================================================================================================================


* See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)*



                                                                                SEPTEMBER 30,     DECEMBER 31,
(Thousands of Dollars)                                                              1998              1997
---------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $    13,972      $    11,986
  Restricted cash                                                                     3,929            1,588
  Accounts receivable-trade, less allowance
     for doubtful accounts of $100                                                   15,717           15,520
  Accounts receivable-affiliates                                                     15,047           29,162
  Current portion of notes receivable - affiliates                                   19,359           48,816
  Current portion of notes receivable                                                 3,537            3,729
  Inventory                                                                           2,757            2,619
  Prepayments and other current assets                                                7,907            5,002
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                            82,225          118,422
---------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
  In service                                                                        279,335          255,433
  Under construction                                                                  9,121            9,758
---------------------------------------------------------------------------------------------------------------
                                                                                    288,456          265,191
  Less accumulated depreciation                                                     (89,185)         (79,300)
---------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                              199,271          185,891
---------------------------------------------------------------------------------------------------------------
OTHER ASSETS
  Investments in projects                                                           793,500          694,655
  Capitalized project costs                                                          17,341           17,791
  Notes receivable, less current portion - affiliates                                74,264           71,759
  Notes receivable, less current portion                                              3,744            4,624
  Intangible assets, net of accumulated amortization of $2,806 and $2,012            20,144           21,414
  Debt issuance costs, net of accumulated amortization of $1,414 and $779             6,044            6,569
  Other assets, net of accumulated amortization of $6,338 and $4,782                 45,421           46,977
---------------------------------------------------------------------------------------------------------------
     Total other assets                                                             960,458          863,789
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 1,241,954      $ 1,168,102
===============================================================================================================



* See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)*



                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1998           1997
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                             $     5,957     $     7,676
  Revolving line of credit                                          225,000         122,000
  Accounts payable-trade                                              7,465          16,101
  Accrued income taxes                                                    -           3,692
  Accrued property and sales taxes                                    3,292           3,804
  Accrued salaries, benefits and related costs                       12,272          10,998
  Accrued interest                                                   11,028           6,310
  Other current liabilities                                          12,250          10,508
---------------------------------------------------------------------------------------------
     Total current liabilities                                      277,264         181,089
---------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT PORTION                                497,480         491,179

DEFERRED REVENUES                                                     9,637           9,577

DEFERRED INCOME TAXES                                                 4,558          11,968

DEFERRED INVESTMENT TAX CREDITS                                       1,407           1,598

DEFERRED COMPENSATION                                                 2,472           2,175

MINORITY INTEREST IN SUBSIDIARY                                      13,305          19,818
---------------------------------------------------------------------------------------------
     Total liabilities                                              806,123         717,404
---------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
  Common stock; $1 par value; 1,000 shares authorized;
   1,000 shares issued and outstanding                                    1               1
  Additional paid-in capital                                        431,913         431,913
  Retained earnings                                                  96,566          88,283
  Accumulated other comprehensive income                            (92,649)        (69,499)
---------------------------------------------------------------------------------------------
  Total Stockholder's Equity                                        435,831         450,698
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 1,241,954     $ 1,168,102
---------------------------------------------------------------------------------------------



* See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)*



                                                                                                Accumulated
                                                           Additional                             Other            Total
                                                Common        Paid-in          Retained        Comprehensive    Stockholder's
(Thousands of Dollars)                           Stock        Capital          Earnings           Income           Equity
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1997                       $ 1         $  351,013          $  66,301       $   4,599     $  421,914

Net Income                                                                           14,414                         14,414
Foreign currency translation adjustments                                                            (35,410)       (35,410)
                                                                                                                -------------
Comprehensive income                                                                                               (20,996)
Capital contributions from parent                                 80,361                                            80,361
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1997                    $ 1         $  431,374          $  80,715       $ (30,811)    $  481,279
                                                =============================================================================

BALANCES AT JANUARY 1, 1998                       $ 1         $  431,913          $  88,283       $ (69,499)    $  450,698

Net Income                                                                            8,283                          8,283
Foreign currency translation adjustments                                                            (23,150)       (23,150)
                                                                                                                -------------
Comprehensive income                                                                                               (14,867)
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1998                    $ 1         $  431,913          $  96,566       $ (92,649)    $  435,831

                                                =============================================================================




* See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)*



                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
(Thousands of Dollars)                                                                 1998         1997
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $    8,283         $    14,414
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities
     Undistributed equity earnings of unconsolidated affiliates                    (29,873)             (2,662)
     Depreciation and amortization                                                  12,560               7,096
     Deferred income taxes and investment tax credits                               (7,601)              7,245
     Write-down of investment in projects                                           23,410                   -
  Cash provided (used) by changes in certain working capital items, net of divestiture and write-down effects
         Accounts receivable                                                          (197)            (14,138)
         Accounts receivable-affiliates                                             13,934               7,105
         Accrued income taxes                                                       (3,692)              1,777
         Prepayments and other current assets                                       (3,043)               (640)
         Accounts payable-trade                                                     (8,636)             (1,602)
         Accrued property and sales taxes                                             (512)                802
         Accrued salaried, benefits and related costs                                1,274               2,432
         Accrued interest                                                            4,430                 745
         Other current liabilities                                                   1,742               1,163
         Cash provided by changes in other assets and liabilities                    2,808               3,711
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           14,887              27,448
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in projects                                                        (124,903)           (326,288)
   Divestiture of projects                                                           9,219               6,655
   Changes in notes receivable (net)                                                20,918             (59,195)
   Capital expenditures                                                            (23,265)            (41,062)
   (Increase) decrease in restricted cash                                           (2,341)             17,341
---------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                             (120,372)           (402,549)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributions from parent                                                     -              80,361
   Revolving line of credit borrowings (net)                                       103,000                   -
   Proceeds from issuance of long-term debt                                         22,658             303,511
   Principal payments on long-term debt                                            (18,187)             (1,915)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          107,471             381,957

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            1,986               6,856

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    11,986              12,438
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   13,972         $    19,294
---------------------------------------------------------------------------------------------------------------



* See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NRG Energy, Inc., (the Company) is a wholly owned subsidiary of Northern States Power Company (NSP), a Minnesota corporation. Additional information regarding the Company can be found in NSP's Form 10-Q for the nine months ended September 30, 1998.

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

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows and shareholders' equity for the nine months ended September 30, 1998 and 1997.

1.   BUSINESS DEVELOPMENTS

     In April, the Company along with its 50% partner, Dynegy, acquired the El Segundo Generating Station from Southern California Edison Company for $87.8 million. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020 MW.

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

     In 1996, the Company formed a joint venture with Ansaldo Energia SpA, a major Italian industrial company ("Ansaldo"), and P.T. Kiani Metra, an Indonesian industrial company ("PTKM") to develop a 400-megawatt coal-fired power generation facility in West Java, Indonesia, through P.T. Dayslistrik Pratama (PTDP"), a limited liability company created by the joint venturers. The Company and Ansaldo each have an ownership interest of 45 percent in PTDP, with the remaining 10% held by PTKM. During the third quarter of 1998, the Company recorded a $20 million write-down of its investment in the West Java project due to the continuing political and economic instability in Indonesia.

     During October 1998, the Company executed a binding agreement to purchase the Somerset power station for approximately $55 million from Eastern Utilities Association (EUA). The Somerset station, located in Somerset, Massachusetts, includes two coal-fired generating facilities supplying a total of 181 megawatts and two aeroderivative combustion turbine peaking units supplying a total of 48 megawatts. In addition, a total of 69 megawatts is on deactivated reserve. The Company will hold a 100 percent interest in the project and will own, operate and maintain the units. The project's financial close is expected to occur in the first quarter of 1999.

     During October 1998, the Company sold its interest in the Mid-Continent Power Company facility (MCPC) to Cogeneration Corporation of American (CogenAmerica). Pursuant to the Co-investment Agreement the Company loaned CogenAmerica approximately $24 million to finance the transaction. The MCPC facility is a 110-megwatt, gas-fired power generation station located near Pryor, Oklahoma. NRG is the beneficial owner of approximately 47 percent of the outstanding stock of CogenAmerica.

     In September 1998, Enron Capital & Trade Corp. (Enron) withdrew from the Cajun Electric Power Cooperative, Inc. (Cajun) bankruptcy proceedings. Enron's withdrawal leaves the bankruptcy court with two competing plans offered by Louisiana Generating LLC, which includes NRG and two other partners, and Southwestern Electric Power Co. In March 1998, Louisiana Generating LLC filed its final proposal for acquiring the fossil generating assets of Cajun. The final offer increased the acquisition price to $1.2 billion while keeping proposed electricity prices 10 percent below Cajun's current prices. Under the plan, the Company would hold a 30 percent equity interest in the partnership, which would own Cajun's 1,706 megawatts, excluding nuclear generating assets.

     In September 1998, the Company filed preliminary proxy materials and a revised schedule 13D with the Securities and Exchange Commission to seek a special meeting of the shareholders of CogenAmerica for the purpose of removing Robert T. Sherman, president and chief executive officer of CogenAmerica, from his position as a director of CogenAmerica. In October 1998, the Company delivered to CogenAmerica written consents from a majority of CogenAmerica's shareholders in favor of the removal of Robert Sherman as a director of CogenAmerica. At a regularly scheduled board meeting, following the delivery of the consents, the board of directors of CogenAmerica terminated Robert Sherman's employment agreement and appointed Julie A. Jorgenson, senior counsel and corporate secretary of NRG and a director of CogenAmerica, interim president and chief executive officer of CogenAmerica. The Company is continuing to actively solicit proxies for the Nov. 12, 1998 special meeting of CogenAmerica's shareholders. The Company expects that it will be necessary to proceed with the special meeting, since Robert Sherman continues to challenge the ability of a majority of shareholders to act via written consent.

     In September 1998, the Company announced plans to start direct negotiations with the government of Estonia to form a joint venture with Eesti Energia for ownership of two of Estonia's largest power plants (Narva Power). Eesti Energia is Estonia's national electricity generator and distributor.

     In August 1998, the Collinsville Power Station entered into commercial operation. The Collinsville Power Station, located in Queensland, Australia, has been idle since 1988. In 1996, the Company acquired 50% of the plant from the Queensland State government. The remaining 50% is owned by Transfield Collinsville Pty. Ltd.

2.   COMMITMENTS AND CONTINGENT LIABILITIES

     In late October, 1998, Robert Sherman sued the Company and several individual employees of the Company who are on the board of CogenAmerica in Federal District Court in Minnesota. Sherman's suit requests an order enjoining his removal from the board of CogenAmerica, enjoining his termination as President and CEO of CogenAmerica, enjoining the November 12, 1998 CogenAmerica shareholder's meeting and enjoining NRG from voting the proxies it received with respect to such meeting. In addition, Sherman sought a preliminary injunction on these claims and on November 10, 1998, the Federal District Court denied Sherman's motion for a preliminary injunction in its entirety.

3.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 20-50% investments in three companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:




                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
           (Thousands of Dollars)                          1998               1997               1998           1997
                                                    -------------------- ----------------    ------------- --------------
           Net sales                                          $ 137,334       $  154,802     $ 421,005        $  510,160
           Other income (expense)                                   632             (116)          123             2,816
           Costs and expenses:
            Cost of sales                                       120,563          128,664       350,516           415,875
            General and administrative                            5,194            2,412        17,514            22,448
                                                    -------------------- ----------------    ------------- --------------
                                                                125,757          131,076       368,030           438,323
                                                    -------------------- ----------------    ------------- --------------
           Income before income taxes                            12,209           23,610        53,098            74,653
           Income taxes                                           1,988            3,876         7,600            17,139
                                                    -------------------- ----------------    ------------- --------------
           Net income                                         $  10,221       $   19,734     $  45,498        $   57,514
                                                    ==================== ================    ============= ==============
           Company's share of net income                      $   4,219       $    8,089     $  17,614        $   22,423
                                                    ==================== ================    ============= ==============



4.   PENSION COSTS

     During 1998 NSP changed its method of allocating pension trust assets to its individual subsidiaries as part of the calculation of pension costs under SFAS No. 87. The new method was adopted to better match pension plan assets with the individual participants' benefit obligations for which funding has been established. The effect of this change is a decrease in the Company's pension costs of approximately $2.9 million for the full year 1998, including $1.3 million related to periods prior to the change.

5.   SUBSEQUENT EVENTS

     On October 30, 1998, the Company received a $100 million equity contribution from NSP. These funds were used to partially pay down the outstanding balance on the Company's revolving line of credit.

6.   NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the Balance Sheet, and that changes in fair value be recognized either currently in earnings or deferred as a component of Other Comprehensive Income, depending on the intended use of derivative and the resulting designation (e.g., as a qualifying hedge). The Company will be required to adopt this statement in 2000, but can elect to adopt it in 1998 or 1999. The Company has not yet determined the potential impacts of implementing this statement or the expected adoption date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the nine months ended September 30, 1998 with the nine months ended September 30, 1997.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net income for the nine months ended September 30, 1998, was $8.3 million compared to $14.4 million for the same period in 1997. The decrease in net income of $6.1 million was due mainly to a $15.3 million after tax write-down of investment in projects. Without this nonrecurring charge, net income would have been $23.6 million, an increase of 64% (or $9.2 million) for the nine month period. The increase in net income from on-going operations (excluding the non-recurring charge) was due to new projects and increased tax benefits, partially offset by increased interest expense on corporate debt.

OPERATING REVENUES

         For the nine months ended September 30, 1998, the Company had total revenues of $133.3 million, compared to $82.8 million for the nine months ended September 30, 1997, an increase of 61%.

         The Company's operating revenues from wholly owned operations for the nine months ended September 30, 1998 were $74.8 million, an increase of $9.7 million, or 15%, over the same period in 1997. The increase in revenues was due primarily to new projects, including San Diego Power and Cooling and certain Pacific Generation operations. This increase was partially offset by lower revenues from heating and cooling subsidiaries due to the unusually mild weather. For the nine months ended September 30, 1998, revenues from wholly owned operations consisted of revenue from heating, cooling and thermal activities (46%), electrical generation (47%) and technical services (7%).

         Equity in earnings of unconsolidated affiliates was $58.4 million for the nine months ended September 30, 1998, compared to $17.8 million for the nine months ended September 30, 1997, an increase of 229%. The increase was due to new projects including El Segundo, Long Beach and certain Pacific Generation operations, an increase in the Company's holdings in EDL as well as higher earnings from MIBRAG.

OPERATING COSTS AND EXPENSES

         Operating costs and expenses for the nine months ended September 30, 1998, were $91.5 million, an increase of $23.1 million or 33.9%, compared to $68.4 million for the same period in 1997. As a percent of revenue, operating costs and expenses for the nine months were 68.7% as compared to 82.5% during the same period one year earlier.

         Cost of wholly owned operations was $39.4 million for the nine months ended September 30. This is an increase of $6.5 million or 20% over the same period in 1997. The increase was due primarily to new projects. Cost of operations, as a percentage of revenues from wholly owned operations for the nine month period, was 53% which is 2% higher than the same period in 1997. The increase in cost of operations was due to new NEO projects.

         Depreciation and amortization costs were $12.6 million for the nine months ended September 30, 1998, compared to $7.1 million for the nine months ended September 30, 1997. The depreciation and amortization increase was due primarily to increased amortization of intangible assets related to the Pacific Generation acquisition and additional NEO project depreciation.

         General, administrative and development costs were $39.6 million for the nine months ended September 30, 1998, compared to $28.4 million for the nine months ended September 30, 1997. The increase was due primarily to increased business development activities and increased legal, technical, and accounting expenses resulting from expanded operations. As a percent of revenues, administrative and general expenses declined to 30% from 34% during the same period one year earlier.

OTHER INCOME (EXPENSE)

         Other expense for the nine months ended September 30, 1998, was $59.8 million, an increase of $48.6 million, compared to $11.2 million for the same period in 1997. Other expense before the write-down of investments was $36.4 million in 1998. As a percent of revenue, other expenses (net) before the write-down of investments were 27.3% for the nine months ended September 30, 1998, as compared to 13.5% during the same period one year earlier.

         Minority interest in projects was $1.7 million for the nine months period compared to zero for the same period in 1997. Minority interest relates to one of the Pacific Generation projects acquired during the fourth quarter of 1997.

         Write down of investments was $23.4 million ($15.3 million after tax). The Company wrote down its accumulated project development expenditures of $20.1 million for the West Java, Indonesia, project due to the uncertainties surrounding all infrastructure projects in Indonesia. The Company also reviewed all international projects in development and has created a reserve of $3.3 million for other project write-downs that may be required. As of the end of September 1998, the Company's investment portfolio was weighted as follows:
United States 39%, Australia 36%, Germany 12%, South America 10%, Canada 1%, the Czech Republic 1% and Other Countries 1%.

         Other income was $3.1 million for the nine months ended September 30, 1998 compared with $8.6 million for the nine months ended September 30, 1997. The decline was due primarily to a lower amount of short-term investments in 1998.

         Interest expense was $37.8 million for the nine months ended September 30, 1998 compared with $19.8 million for the nine months ended September 30, 1997. The increase in interest expense was due primarily to the issuance of the $250 million Senior Notes at the end of June 1997, interest on the Company's revolving line of credit, new debt obtained for certain NEO projects and debt from the purchase of Pacific Generation.

INCOME TAX

         The Company has recorded an income tax benefit due to domestic tax losses and the recognition of certain tax credits. The net income tax benefit for the nine months ended September 30, 1998, increased by $15.2 million to $26.4 million as compared to the same period one year earlier. The increase in tax benefits for the nine month period reflects tax effects of increased interest expense on corporate debt and investment write downs as well as an increase in Section 29 credits.

YEAR 2000 ISSUE

         NRG is in the process of examining year 2000 issues and is partnering with its parent, NSP, in employing a systematic approach to deal with the Year 2000 issue. NRG's year 2000 program covers not only NRG's corporate computer applications but also the hardware and embedded system components in use throughout NRG operations. Embedded systems perform mission-critical functions in all parts of operations including power generation, distribution, communications and business operations. The Company expects to be well along in the process of completing its analysis by the end of 1998 and 1999. A committee made up of senior management is leading NRG's initiatives to identify year 2000 related issues and remediate business processes as necessary in 1998. As part of the process, the Company is verifying that all critical hardware and software systems within the corporate, subsidiary and affiliate operations will not be subject to year 2000 issues. Additionally, the Company, in conjunction with NSP, is working with its significant suppliers to identify and minimize any business interruptions due to year 2000 issues in the suppliers' business processes. The cost to address the Year 2000 issue has not yet been fully determined, but, based on the analysis to date, is not expected to materially effect the Company's earnings or financial condition. Despite these efforts, there can be no assurances that every material year 2000 related issue will be identified and addressed beforehand. An unexpected failure regarding a year 2000 issue could result in an interruption in certain normal business activities or operations. However, NRG believes that with the completion of its year 2000 project, significant interruptions are unlikely.

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

PART II
ITEM 1 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


On July 31, 1998, an arbitration panel ordered the Company to offer its interest in the Mid-Continent Power Company ("MCPC") facility to the Company's 45% owned affiliate Cogeneration Corporation of America ("CogenAmerica") (formerly known as NRG Generating (U.S.) Inc.) and enjoined the Company's pending sale of the MCPC facility to a wholly-owned subsidiary of OGE Energy Corp. The arbitration panel's order ultimately led to a negotiated sale of the MCPC facility to CogenAmerica which closed on October 9, 1998. As a result, the arbitration has concluded.

Other legal proceedings are set forth in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1997 and in Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) EXHIBITS
    27 FINANCIAL DATA SCHEDULE FOR THE PERIOD ENDED SEPTEMBER 30, 1998.

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed either during the three months ended Sept. 30, 1998, or between Sept. 30, 1998 and the date of this report.

    Oct. 6, 1998 (Filed Oct. 6, 1998) - Item 5 Other Events. Re: Disclosure of NRG's $23 million pretax write-down of investments in Indonesia and other projects against third quarter 1998 earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NRG ENERGY, INC.
                                   ------------------------
                                   (REGISTRANT)

                                   ---------------------------------------------
                                   LEONARD A. BLUHM
                                   EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                    OFFICER
                                   (PRINCIPAL FINANCIAL OFFICER)


                                   ---------------------------------------------
                                   DAVID RIPKA
                                   CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

DATE:  NOVEMBER 11, 1998