Form 10-K405
period 1998-12-31
NRG ENERGY INC
filed 1999-03-26
CIK 1013871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO              .
                      COMMISSION FILE NO. 333-33397

                                NRG ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                      41-1724239
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)

     1221 NICOLLET MALL, SUITE 700               55403
         MINNEAPOLIS, MINNESOTA               (Zip Code)
(Address of principal executive offices)

                                 (612) 373-5300
              (Registrant's telephone number, including area code)

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

                         Yes  X                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                         Yes  X                No ____

As of March 26, 1999, there were 1,000 shares of common stock, $1.00 par value, outstanding, all of which were owned by Northern States Power Company. No other voting or non-voting common equity is held by non-affiliates of the Registrant.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format. Documents Incorporated by Reference: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

                       NRG ENERGY, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I
Item 1     Business....................................................        1
Item 2     Properties..................................................       13
Item 3     Legal Proceedings...........................................       16
Item 4     Submission of Matters to a Vote of Security
             Holders -- Omitted per General Instruction I(2)(c)........       --
PART II
Item 5     Market Price of & Dividends on the Registrant's Common
             Equity and Related Stockholder Matters....................       17
Item 6     Selected Financial Data -- Omitted per General Instruction
             I(2)(a)...................................................       --
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       18
Item 8     Financial Statements and Supplementary Data.................       22
Item 9     Changes in & Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       45
PART
  III
Item 10    Directors and Executive Officers of the Registrant Omitted
             per General Instruction I(2)(c)...........................       --
Item 11    Executive Compensation -- Omitted per General Instruction
             I(2)(c)...................................................       --
Item 12    Security Ownership of Certain Beneficial Owners and
             Management -- Omitted per General Instruction I(2)(c).....       --
Item 13    Certain Relationships and Related Transactions -- Omitted
             per General Instruction I(2)(c)...........................       --
PART IV
Item 14    Exhibits, Financial Statements Schedules and Reports On Form
             8-K.......................................................       46
SIGNATURES.............................................................       48

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     NRG Energy, Inc. (NRG) is one of the leading participants in the independent power generation industry. Established in 1989 and wholly-owned by Northern States Power Company (NSP), NRG is principally engaged in the acquisition, development and operation of, and ownership of interests in, independent power production and co-generation facilities, thermal energy production and transmission facilities and resource recovery facilities. The power generation facilities in which NRG has interests (including those under construction) as of December 31, 1998 have a total design capacity of 10,605 megawatts (MW), of which NRG has or will have total or shared operational responsibility for 6,966 MW, and net ownership of, or leasehold interests in 3,300 MW. In addition, NRG has substantial interests in district heating and cooling systems and steam generation and transmission operations. As of December 31, 1998, these thermal businesses had a steam capacity of approximately 3,750 million British thermal units (mmBtus). NRG's refuse-derived fuel (RDF) plants processed more than 1.35 million tons of municipal solid waste into approximately 1.1 million tons of RDF during 1998.

     NRG has experienced significant growth in the last year, expanding from 2,650 MW of net ownership interests in power generation facilities (including those under construction) as of December 31, 1997 to 3,300 MW of net ownership interests as of December 31, 1998. This growth resulted primarily from a number of domestic and international investments and acquisitions. NRG's total operating revenues and equity in earnings of projects changed from $118.3 million and $26.2 million, respectively, in 1997 to $182.1 million and $81.7 million, respectively, in 1998.

     NRG's headquarters and principal executive offices are located at 1221 Nicollet Mall, Suite 700, Minneapolis, Minnesota 55403. Its telephone number is
(612) 373-5300.

STRATEGY

     NRG intends to continue to grow through a combination of acquisition and greenfield development of power generation and thermal energy production and transmission facilities and related assets in the United States and abroad. In the United States, NRG's near-term focus will be primarily on the acquisition of existing power generation capacity and thermal energy production and transmission facilities, particularly in situations in which its expertise can be applied to improve the operating and financial performance of the facilities. In the international market, NRG will continue to pursue greenfield development and acquisition opportunities in those countries in which it believes that the legal, political and economic environment is conducive to increased foreign investment. In addition to acquiring and developing power production, thermal and RDF projects, NRG continually monitors the performance and strategic fit of its growing portfolio of projects and, based thereon, expects that it will decrease its ownership interest in projects from time to time, including the complete divestiture of its interests in projects where appropriate.

RECENT EVENTS -- PROPOSED MERGER

     On March 24, 1999, Northern States Power Company (NSP), NRG's parent company, and New Century Energies, Inc., a Delaware corporation (NCE), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a strategic business combination of NCE and NSP. Pursuant to the Merger Agreement, NCE will be merged with and into NSP with NSP as the surviving corporation in the Merger. Subject to the terms of the Merger Agreement, at the time of the Merger, each share of NCE common stock, par value $1.00 per share ("NCE Common Stock"), (other than certain shares to be canceled) together with any associated purchase rights, will be converted into the right to receive 1.55 shares of NSP common stock, par value $2.50 per share ("NSP Common Stock"). Cash will be paid in lieu of any fractional shares of NSP Common Stock which holders of NCE Common Stock would otherwise receive. The Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling of interests.

     Consummation of the Merger is subject to certain closing conditions, including, among others, approval by the shareholders of NSP and NCE, approval or regulatory review by certain state utilities regulators, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each of NCE and NSP have agreed to certain undertakings and limitations regarding the conduct of their businesses prior to the closing of the transaction. The Merger is expected to take from 12 to 18 months to complete.

SIGNIFICANT INVESTMENTS, ACQUISITIONS AND DIVESTITURES IN 1998

     In March 1998, NRG together with its 50% partner, Dynegy, Inc. (Dynegy) acquired the Long Beach Generating Station from Southern California Edison for $29.8 million. The Long Beach Station is a gas-fired plant comprised of seven gas turbine generators and two steam turbines totaling 530 MW in the aggregate.

     In April 1998, NRG together with its 50% partner, Dynegy, acquired the El Segundo Generating Station from Southern California Edison Company for $87.8 million. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020 MW.

     Also during April 1998, NRG exercised its option to acquire 16.8 million convertible, non-voting preference shares of Energy Development Limited (EDL) for AUS $37.0 million (U.S. $24.8 million), bringing NRG's total investment in EDL to $44.5 million or approximately a 34 percent ownership interest. The preference shares do not become convertible into EDL's common stock unless a takeover bid is made for EDL by a person who is not an affiliate of the owner of the preference shares and such person is, or becomes, entitled to purchase more than 35% of EDL's outstanding common stock. In such event, if EDL fails to comply with an obligation to appoint directors nominated by the owner of the preference shares, the preference shares convert at the option of the owner to common shares of EDL on a share-for-share basis. EDL is a publicly traded company listed on the Australian Stock Exchange that owns and operates 262 MW of generation throughout Australia and the United Kingdom. Its closing share price as of March 23, 1999 was AUS$ 3.59.

     In June 1998, NRG sold its interest in Wind Power Partners 1987 LP and Wind Power Partners 1988 LP for $9.2 million. These companies were acquired as a part of NRG's November 1997 acquisition of the Pacific Generation Company from Pacificorp, Inc. There was no gain or loss recorded from the sale.

     In August 1998, NRG commenced plans to sell-down its ownership in the Enfield Energy Center project located in North London, England. Discussions with potential partners took place in September and October 1998 culminating in the sale in late December of one half of NRG's 50% interest in the project to an affiliate of El Paso International for a $26.2 million gain. NRG continues to own 25% of the Enfield project.

     In October 1998, NRG sold its remaining 50% interest in Mid-Continent Power Company, a facility in Pryor Oklahoma, to Cogeneration Corporation of America, an affiliate of NRG, for a $2.1 million gain, after elimination of affiliate interest. Also in October, 1998, NRG sold a 13.35% interest in ECK Generating for a gain of $1.6 million. NRG continues to own 44.5% of the ECK Generating project.

SIGNIFICANT EQUITY INVESTMENTS

LOY YANG POWER

     NRG has a 25.4% interest in Loy Yang Power (Loy Yang) which owns and operates a 2,000 MW brown coal fired thermal power station (the Power Station) and the adjacent Loy Yang coal mine (the Mine) located in Victoria, Australia. The Power Station has four generating units, each with a 500 MW boiler and turbo generator, which commenced commercial operation between July 1984 and December 1988. In addition, Loy Yang manages the common infrastructure facilities which are located on the Loy Yang site, which services not only the Power Station, but also the adjacent Loy Yang B 1000 MW power station (Loy Yang B), a pulverized dried brown coal plant, and several other nearby power stations.

     Loy Yang is required by law to sell its entire output of electricity (subject to certain narrow exemptions, including output used in the Power Station and the Mine) through the competitive wholesale market for electricity operated and administered by the Victorian Power Exchange (the Pool). There are two components to the wholesale electricity market in Victoria. The first is the Pool. The second is the price hedging contracts, known as Contracts for Differences (or CFDs), that are entered into between electricity sellers and buyers in lieu of traditional power purchase agreements, which are not available in Victoria because of the Pool system.

     Under the Victorian regulatory system, all electricity generated in Victoria must be sold and purchased through the Pool. All licensed generators and suppliers, including Loy Yang, are signatories to a pooling and settlement agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers. The Pool also provides centralized settlement of accounts and clearing. Prices for electricity are set by the Pool daily for each half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs. Under a new national electricity market, the grid in Victoria has been interconnected with that of New South Wales and limited trading is already taking place between those states. Over the long term, there are plans for the interconnection of the eastern seaboard states to establish what will be known as a national power pool.

     In a Pool system, it is not possible for a generator such as Loy Yang to enter into traditional power purchase agreements. In order to provide a hedge against Pool price volatility and to support their financings, most of the Victorian generators have entered into CFDs with the Victorian distribution companies, Victorian government entities and industrial users (customers). These CFDs are financial hedging instruments, which have the effect of fixing the price for a specified quantity of electricity for a particular seller and purchaser over a defined period. They establish a "strike price" for a certain volume of electricity purchased by the user during a specified period; differences between that "strike price" and the actual price set by the Pool give rise to "difference payments" between the parties at the end of the period. Even if Loy Yang is producing less than its contracted quantity it will still be required to make and will be entitled to receive difference payments for the amounts set forth in its CFDs.

     Loy Yang's current CFDs with the Victorian distribution companies and other Victorian government entities in respect of regulated customer load (which are called vesting contracts) cover approximately 61% of Loy Yang's forecast revenue from generation, thus providing considerable stability in its income over that period. Loy Yang also enters into CFDs with its unregulated or contestable customers; these CFDs are known as hedging contracts and, together with the vesting contracts with the regulated customers, they cover approximately 86% of Loy Yang's forecast load at December 31, 1998. Each of the vesting contracts expires at the end of the franchise period (December 31, 2000), by which time all retail customers will have become contestable customers by operation of law. Loy Yang's hedging contracts are generally for a term of one to two years, and the volume of load covered by these contracts will increase as retail customers progressively become contestable. Loy Yang's goal is to cover 85% of its forecast load with hedging contracts.

     Loy Yang and the State Electricity Commission of Victoria (SECV) have been issued a joint mining license for the Mine. Under the terms of the privatization, Loy Yang is required to mine coal to supply not only its own Power Station but also the neighboring Loy Yang B, a nearby plant, and an additional future power station that could be developed on a nearby site. This requirement extends to 2027, but may be extended for an additional 30 years at the SECV's option. Loy Yang receives a fixed capacity charge and a variable energy charge for these services, coupled with a system of initiatives and penalties. Loy Yang has over 70 years of economically viable coal supply at current usage rates within its mine license area, even assuming that it is required to continue supplying coal to the other parties beyond 2026.

     On the basis of historical Australian power pool prices, absent project debt restructuring, the Loy Yang project company will experience difficulty in servicing its long-term debt obligations. This, in turn, could trigger a senior debt default under the loan documents on or about June 2002.

GLADSTONE POWER STATION

     The Gladstone Power Station (Gladstone) is a 1,680 MW coal-fired power generation facility located in Gladstone, Australia. NRG acquired a 37.5% ownership interest in Gladstone when the facility was privatized in March 1994. The other participants in this acquisition are subsidiaries or affiliates of Comalco Limited, Marubeni Corporation, Sumitomo Corporation and Sumitomo Light Metal Industries, Mitsubishi Corporation and Mitsubishi Materials Corporation, and Yoshida Kogyo (the Participants). NRG Gladstone Operating Services Pty. Ltd., a wholly-owned subsidiary of NRG (NRG Gladstone), operates Gladstone under an operations and maintenance agreement expiring in 2011.

     Gladstone sells electricity to the Queensland Power Trading Corporation ("QPTC") and also to Boyne Smelters Limited located at Boyne Island, Queensland (the Smelter). Pursuant to an Interconnection and Power Pooling Agreement (the
IPPA), the Participants have the right to interconnect Gladstone to the QPTC system and QPTC is obligated to accept all electricity generated by the facility (subject to merit order dispatch), for an initial term of 35 years. QPTC also has agreed under the IPPA to permit the Smelter to interconnect to the QPTC system and to provide sufficient generating capacity on its system in order to provide an uninterrupted supply of power to the Smelter in most circumstances. The Participants are obligated to maintain a 35% reserve margin for the Smelter design load, but the QPTC is obligated to provide capacity support to the Participants to make up any shortfall between the available capacity from Gladstone and the Smelter demand at any given time.

     The QPTC also entered into a 35 year Capacity Purchase Agreement (CPA) with each of the Participants for its percentage of the capacity of Gladstone, excluding that sold directly to the Smelter. Under the CPAs, the Participants are paid both a capacity and an energy charge by the QPTC. The capacity charge is designed to cover the projected fixed costs allocable to the QPTC, including debt service and an equity return, and is adjusted to reflect variations in interest rates. A capacity bonus is also available if the equivalent availability factor exceeds 88% on a rolling average basis, and damages are payable by the Participants if it is less than 82% on that same basis. As of December 31, 1998, the two-year average equivalent availability factor was 90.1%. The QPTC also pays an energy charge, which is intended to cover fuel costs.

     The owners of the Smelter (BSL) have also entered into a Block A Power Purchase Agreement (PPA) and Block B PPA with each Participant, providing for the sale and purchase of such Participant's percentage share of capacity allocated to the existing Smelter. The term of each of these PPAs is 35 years. BSL is obligated to pay to each Participant a demand charge that is intended to cover the fixed costs of supplying capacity to the existing Smelter and the Smelter expansion, including debt service and return on equity. BSL also is obligated to pay an energy charge based on the fuel cost associated with the production of energy from the facility. The Smelter expansion resulted in an increase in Gladstone capacity utilization from approximately 41% in 1994 to 65% in 1998. NRG anticipates that the capacity utilization will increase to 71% in 1999 when the Smelter expansion is completed.

     NRG Gladstone is responsible for operation and maintenance of Gladstone pursuant to a 17 year operation and maintenance agreement that commenced in 1994. NRG Gladstone is entitled to a base fee of AUS$ 1.25 million per year indexed in accordance with the Australian Consumer Price Index (ACPI) (approximately U.S. $.850 million, based on exchange rates and ACPI in effect at December 31, 1998), and an annual bonus based on the capacity bonuses to which the Participants are entitled under the CPAs. NRG Gladstone is obligated to pay liquidated damages for shortfalls in availability in an amount calculated by reference to the liquidated damages payable by the Participants under the CPAs and the PPAs. NRG Gladstone's obligations under the operation and maintenance agreement are unconditionally guaranteed by NRG, subject to an aggregate liability cap of AUS$ 25 million indexed in accordance with ACPI (approximately U.S. $15.3 million, based on exchange rates and ACPI in effect at December 31,
1998).

COLLINSVILLE POWER STATION

     The Collinsville Power Station (Collinsville) is a 189 MW coal-fired power generation facility located in Collinsville, Australia. In March 1996, NRG acquired a 50% ownership interest in Collinsville when it was privatized by the Queensland State government. NRG's partner in this acquisition is Transfield Holdings Pty

Ltd (Transfield), an Australian infrastructure contractor, with which NRG formed an unincorporated joint venture to refurbish this plant. The joint venture contracted with an affiliate of Transfield to complete the refurbishment of the facility under a turn-key contract. The operation and maintenance of the facility will be undertaken by Collinsville Operations Pty Ltd. (COPL), a 50% owned subsidiary of NRG. COPL has entered into a maintenance contract with Transfield to perform required maintenance on the facility and a technical services agreement with NRG for staffing and assistance with certain operational functions.

     Collinsville Power Station commenced operations on August 11, 1998. NRG and Transfield have entered into an 18 year Power Purchase Agreement (PPA) with QPTC. Under this agreement QPTC will pay both a capacity and an energy charge to the participants. The capacity charge is designed to cover the projected fixed costs allocable to QPTC, including debt service and equity return. The energy charge is based on the fuel costs associated with the production of energy from the facility.

     The Collinsville Power Station failed to achieve its scheduled commercial operation date of March 1, 1998. The joint venture is liable to QPTC under the PPA for liquidated damages of approximately AUS $27,000 per day until the commercial operation date of August 11, 1998 up to a maximum of AUS$ 5 million (indexed in April 1995 dollars). In late 1998 the joint venture settled the liquidated damages with QPTC for AUS$ 4.57 million. The joint venture's remedies under the turn-key refurbishment contract with Transfield's affiliate included a reduction in the contract price of AUS$ 110,000 per day from March 1, 1998 to August 11, 1998. In late 1998, NRG negotiated a settlement with Transfield, pursuant to which Transfield agreed to pay AUS$ 12.24 million for liquidated damages relating to the late commencement date of operations.

MIBRAG

     NRG owns an indirect 33 1/3% interest in the equity of Mitteldeutsche Braunkohlengesellschaft mbH (MIBRAG) which owns coal mining, power generation and associated operations, all of which are located south of Leipzig, Germany. MIBRAG is a corporation formed by the German government following the reunification of East and West Germany, to hold two open-cast brown coal (lignite) mining operations, a lease on an additional mine, three lignite-fired industrial cogeneration facilities and briquette manufacturing and coal dust plants, all located in the former East Germany. In connection with the acquisition, NRG and its partners agreed to invest (from cash flow from MIBRAG operations) in excess of DM 1 billion (US $599.3 million based on the exchange rate as of December 31, 1998) by December 31, 2004 to modernize the existing mines and power generation facilities and to develop new open-pit mines. The German government is obligated to provide certain guarantees of bank loans to MIBRAG relating to capital improvements to the Schleenhain mine. MIBRAG also agreed to operate the three power generation facilities until 2005, to operate the briquette plants in accordance with market demand until 2005, and to operate the lignite mines until continued operation of the mines is no longer economically justifiable. In addition, MIBRAG has made certain employee retention commitments until 2000. Under the provisions of the sale and purchase agreement, NRG and its partners agreed to make a deferred payment of DM 40 million to the German government in the year 2009. Under the terms of the agreement, the obligation will be reduced by certain transportation costs incurred by MIBRAG. As of December 31, 1998 MIBRAG had accumulated transportation costs which fully offset the DM 40 million.

     MIBRAG's cogeneration operations consist of the 110 MW Mumsdorf facility, the 86 MW Deuben facility and the 37 MW Wahlitz facility. These facilities provide power and thermal energy for MIBRAG's coal mining operations and its briquette manufacturing plants. All power not consumed by MIBRAG's internal operations is sold under an eight-year power purchase agreement with Westsachsische Energie Aktiengesellschaft (WESAG), a recently privatized German electric utility. NRG and PowerGen jointly, through Saale Energie Services GmbH, provide consulting services for a fee for the operation of the MIBRAG steam and power generation facilities, the associated electrical and thermal transmission and distribution system and the briquette manufacturing plants, under a power consultancy agreement with MIBRAG for the life of the facilities. After some retrofitting was completed by MIBRAG, NRG believes that all three of these cogeneration facilities now satisfy the current European Union environmental regulations. MIBRAG leases these cogeneration facilities under a 13-year lease pursuant to which MIBRAG has operating control of, and a 1% interest, in the facilities.

     MIBRAG's lignite mine operations include Profen, Zwenkau and Schleenhain (which is under construction but has not yet commenced operations), with total estimated reserves of 776 million metric tons. Morrison Knudsen, an international mining company, provides consulting services to the mines under a consultancy agreement with MIBRAG for the life of the mines. In addition to providing approximately 3 million tons of lignite per year for MIBRAG's three cogeneration facilities and one briquette facility, output from these mines supplies lignite to the Schkopau power station and other facilities. The total output of the new Schleenhain mine will be dedicated to the new 1730 MW Lippendorf power station. MIBRAG is currently supplying coal for the existing Lippendorf and Thierbach power generation facilities, which are expected to close at the end of 1999. The first unit of the new Lippendorf facility is scheduled to commence initial operation in May of 2000.

SCHKOPAU POWER STATION

     In 1993, NRG and PowerGen plc of the United Kingdom each acquired a 50% interest in a German limited liability company, Saale Energie GmbH (Saale). Saale then acquired a 41.9% interest in a 960 MW coal-fired power plant that was under construction in the city of Schkopau, which is located in the former East Germany. PreussenElecktra Kraftwerke Ag (PE), a German energy company, owns the remaining 58.1% interest in Schkopau and operates the plant. The partnership of Saale and PE that owns the plant is called Kraftwerk Schkopau GbR (KS).

     The first 425 MW unit of the Schkopau plant began operation in January 1996, the 110 MW turbine went into commercial operation in February 1996, and the second 425 MW unit came on line in July 1996. Acceptance testing of all of the individual pieces of equipment has been completed.

     PE operates and maintains the Schkopau facility under an operation and maintenance contract with Kraftwerk Schkopau Betriebsgesellschaft mbH, a German limited liability company (KSB), in which Saale and PE hold interests of 44.4% and 55.6% respectively, and which is responsible for the operation and maintenance of the facility pursuant to certain agreements with each of Saale and PE. PE is paid a management fee made up of several variable components that will be adjusted according to changes in, among other things, labor costs, producer prices for light fuel oil and prices for electricity. Pursuant to the KSB partnership agreement between Saale and PE and the Saale shareholders agreement between NRG and PowerGen, NRG has the right to participate in the oversight of facility operations and in the approval and oversight of facility budgets and policies. The plant is fueled by brown coal which will be provided under a long-term contract by MIBRAG's Profen lignite mine.

     Pursuant to the KS partnership agreement between Saale and PE, each partner has been allocated a share of capacity and energy generated by the facility. Saale sells its allocated 400 MW portion of the plant's capacity under a 25-year contract with VEAG, a major German utility which controls the high-voltage transmission of electricity in the former East Germany. VEAG pays a price that is made up of three components, the first of which is designed to recover installation and capital costs, the second to recover operating and other variable costs, and the third to cover fuel supply and transportation costs. NRG receives 50% of the net profits from these VEAG payments through its ownership interest in Saale.

COBEE

     In December 1996, NRG acquired an interest in Compania Boliviana de Energia Electrica S.A.-Bolivian Power Company Limited (COBEE), the second largest generator of electricity in Bolivia. The acquisition was consummated through a Netherlands corporation, Tosli Investments B.V. (Tosli), which is equally owned by subsidiaries of NRG and Vattenfall AB of Sweden (Vattenfall). In December 1996, Tosli completed a successful tender offer for the shares of COBEE, which were listed on the New York Stock Exchange, acquiring 96.6% of COBEE's outstanding common shares for a total purchase price of $175 million. COBEE shares were delisted in January 1997. The COBEE board of directors consists of three designees of NRG, three designees of Vattenfall and three directors appointed jointly by NRG and Vattenfall.

     COBEE has entered into an electricity supply contract with Electricidad de La Paz S.A., a Bolivian distribution company, (Electropaz) which provides that COBEE shall supply Electropaz with all of the electricity that COBEE can supply, up to the maximum amount of electricity required by Electropaz to supply the requirements of its distribution concession. This electricity supply contract expires in December 2008. COBEE has entered into a substantially similar contract with Empresa de Luz Fuerza Electricade Oruro, another Bolivian distribution company, S.A. (ELF). All payments by Electropaz and ELF are in local currency, tied to the value of the U.S. dollar.

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

COGENERATION CORPORATION OF AMERICA

     On January 18, 1996, the U.S. Bankruptcy Court for the District of New Jersey awarded NRG the right to acquire a 41.86% equity interest in O'Brien Environmental Energy, Inc. (O'Brien), which emerged from bankruptcy on April 30, 1996 and was renamed "NRG Generating (U.S.) Inc." (NRGG). On July 20, 1998, NRGG's name was changed to Cogeneration Corporation of America (CogenAmerica). NRG currently holds 45.21% of the common stock of CogenAmerica. The remaining 54.79% of the common stock is held publicly. CogenAmerica has interests in six domestic operating projects with an aggregate capacity of approximately 575 MW. CogenAmerica's principal operating projects include: (a) the 54 MW Newark Boxboard Project (which is owned 100% by a wholly-owned project subsidiary of CogenAmerica), a gas-fired cogeneration facility that sells electricity to Jersey Central Power & Light (JCP&L) and steam to Newark Group Industries, Inc.;
(b) the 122 MW E.I. du Pont Parlin Project (which is owned 100% by a wholly-owned project subsidiary of CogenAmerica), a gas-fired cogeneration facility that sells electricity to JCP&L and steam to E.I. du Pont de Nemours and Company; (c) an 83% interest in a 22 MW standby/peak sharing facility which provides electricity and standby capabilities for the Philadelphia Municipal Authority; (d) a 33.33% interest in the 150 MW Grays Ferry project, a gas-fired cogeneration project located in Philadelphia, Pennsylvania, which sells electricity to Philadelphia Electricity Company (PECO). PECO recently attempted to terminate the PPA with respect to the Grays Ferry project. The Grays Ferry partnership in turn commenced litigation claiming there is no basis for termination of such agreement. (See "Item 3 -- Legal Proceedings."); (e) the 117 MW Morris project, a gas-fired cogeneration project located in Morris, Illinois, which sells electricity and steam to Equistar Chemicals; (f) the 110 MW MCPC project, a gas-fired cogeneration project located in Pryor, Oklahoma, which sells electricity to Oklahoma Gas and Electric and steam to a number of industrial users.

     On October 9, 1998, CogenAmerica acquired NRG's 50% interest in MCPC, a 110 MW cogeneration project located in Pryor, Oklahoma. CogenAmerica also acquired the remaining 50% interest in this project from Decker Energy International. Inc., and associated entities. The project sells electricity to Oklahoma Gas and Electric and steam to a number of industrial users. The purchase price was approximately $23.9 million. NRG loaned CogenAmerica approximately $23.9 million to finance the acquisition. The loan is a six-year term facility requiring interest and variable principal and interest payments on a quarterly basis, based on project cash flows.

     On December 30, 1997 CogenAmerica acquired from NRG 100% of the membership interests in NRG (Morris) Cogen, LLC which was building a 117 MW cogeneration plant on the site of the Equistar Chemicals, LP (Equistar) manufacturing facility in Morris, Illinois. In connection with the sale, NRG committed to finance the acquisition price pursuant to a loan agreement between NRG and CogenAmerica and NRG guaranteed the obligation of CogenAmerica to invest equity into the project company. At December 31, 1998, CogenAmerica had borrowed $12 million from NRG to partially fund its equity investment for the project.

     CogenAmerica's Morris facility experienced two unscheduled outages in January 1999, which resulted in service and business interruptions to Equistar. NRG, as a provider of construction management services and operation and maintenance services to the Morris facility has participated with CogenAmerica and Equistar in an investigation into this matter. This investigation, which includes an examination of the respective rights and obligations of the parties with respect to one another and with respect to potentially responsible third parties, including insurers, is continuing. Although it is not possible at the present time to assess NRG's potential exposure related to the two outages, NRG does not believe that any claims which may be brought against it will have a material financial impact on NRG.

     NRG employees serve as NRG's designees on the board of directors of CogenAmerica. NRG and CogenAmerica also entered into a "Co-Investment Agreement", pursuant to which NRG granted CogenAmerica a right of first offer until April 30, 2003 to acquire from NRG each energy development project first developed or acquired by NRG for which a co-investor is required because of federal or state regulatory restrictions on NRG's ownership. In addition, NRG has agreed that, prior to May 1, 1999, a minimum of one or more such projects, having an aggregate equity value of at least $60 million or a minimum power generation capacity of 150 MW, will be so offered. NRG has fulfilled the minimum requirements of the Co-Investment Agreement. To facilitate CogenAmerica's ability to acquire projects under the Co-Investment Agreement, NRG is obligated to provide financing on Co-Investment projects to CogenAmerica to the extent that they are unable to obtain funds on comparable terms from other sources.

     NRG has also agreed to certain provisions designed to protect the rights of the holders of the equity in CogenAmerica that is not owned by NRG. These provisions include super-majority voting requirements with respect to a merger or sale of all or substantially all of CogenAmerica's assets and certain additional issuances of CogenAmerica stock, the creation of an independent committee of the board of directors of CogenAmerica with authority to, among other things, determine whether CogenAmerica will exercise its right of first offer under the Co-Investment Agreement and a commitment that, for a seven-year period following NRG's investment in CogenAmerica, NRG will not remove or vote down the re-election to CogenAmerica's board of directors of any of the three directors who constitute the independent directors committee.

     During the third quarter of 1998, NRG solicited proxies and written consents in favor of the removal of Mr. Robert Sherman as a member of the Board of Directors of CogenAmerica. On October 26, 1998, NRG delivered consents for the holders of more than 50% of CogenAmerica's shares in favor of removing Mr. Sherman from the CogenAmerica Board. At a CogenAmerica Board meeting held on October 27, 1998, Michael O'Sullivan, an employee of NRG, was appointed to fill the vacancy created by the removal of Mr. Sherman. At the same meeting, Julie A. Jorgensen, also an employee of NRG, was elected as Interim President and CEO of CogenAmerica, replacing Mr. Sherman. At a Special Meeting of the CogenAmerica stockholders held on November 12, 1998, the stockholders approved the removal of Mr. Sherman as a director of CogenAmerica, with 77.3% of the outstanding shares voting in favor of such removal. On the same day, the CogenAmerica Board confirmed the appointment of Mr. O'Sullivan to fill the vacancy created by the removal of Mr. Sherman. A search for a permanent President and CEO for CogenAmerica is ongoing.

     CogenAmerica and NRG have entered into various loan agreements. At December 31, 1998, the loan balance due to NRG was $40.4 million with a maturity dates from 2001 to 2005.

     CogenAmerica's shares are traded on The NASDAQ National Market under the symbol "CGCA". CogenAmerica's closing share price as of March 23, 1999 was $8.25.

SIGNIFICANT WHOLLY-OWNED OPERATIONS

MINNEAPOLIS ENERGY CENTER (MEC)

     MEC provides steam and chilled water to customers in downtown Minneapolis, Minnesota. MEC currently provides 91 customers with 1.6 billion pounds of steam per year and 37 customers with 43.5 million ton hours of chilled water per year. NRG acquired MEC in August 1993 for approximately $110 million. MEC's assets include two combined steam and chilled water plants, three chilled water plants, two steam plants, six miles of steam and two miles of chilled water distribution lines. The MEC plants have a combined steam capacity of 1,323 mmBtus per hour (388 MWt) and cooling capacity of 35,550 tons per hour.

     MEC provides steam and chilled water to its customers pursuant to energy supply agreements, which expire at varying dates from December 1998 to March 2018. Historically, MEC has renewed its energy supply agreements as they near expiration. With minor exceptions, these agreements are standard form contracts providing for a uniform rate structure consisting of three components: a demand charge designed to recover MEC's fixed capital costs, a consumption charge designed to provide a per unit margin, and an operating charge designed to pass through to customers all fuel, labor, maintenance, electricity and other operating costs. The demand and consumption charges are adjusted in accordance with the Consumer Price Index every five years.

ROCK-TENN

     The Rock-Tenn process steam operation, which is owned and operated by NRG, consists of a five-mile closed-loop steam/condensate line that delivers steam to the Rock-Tenn Company (RTC) (formerly Waldorf Corporation), a paper manufacturer in St. Paul, Minnesota, and has a peak steam capacity of 430 mmBtus per hour (126 MWt). As a result of the settlement of a 1987 dispute between RTC and NORENCO Corporation (a predecessor of NRG), RTC prepaid revenues for future steam service. As of December 31, 1998, deferred revenues remaining were $3.4 million.

     NRG delivers steam to RTC under a steam sales agreement, pursuant to which RTC is obligated to purchase its total energy needs for its St. Paul, Minnesota facility through June 30, 2007. The agreement does not obligate RTC to purchase a minimum quantity of energy. Instead, RTC failure to acquire a certain quantity of energy during a given contract year triggers an NRG right to terminate the agreement, unless RTC elects to compensate NRG for the deficit energy usage amount.

NEO CORPORATION (NEO)

     NEO is a wholly-owned project subsidiary of NRG that was formed to develop small power generation facilities, ranging in size from 1 to 50 MW, in the United States. NEO is currently focusing on the development and acquisition of landfill gas projects and the acquisition of small hydroelectric projects.

     Through the investment vehicle Northbrook Energy, L.L.C. (Northbrook), NEO has a 50% interest in eighteen small operating hydroelectric projects, ranging in size from 1 MW to 6 MW and having a total capacity of 39.3 MW. As of December 31, 1998, NEO's total investment in these projects was $3.6 million.

     NEO has a 50% interest in 21 operating landfill gas projects, as of December 31, 1998, ranging in size from 1 MW to 11 MW. As of December 31, 1998, NEO's equity investment in these projects totaled $7.7 million and loans to fund development, construction and start-up amounted to $23.7 million. In addition, NEO has 11 landfill gas projects under construction. NEO expects its total funding requirements to be approximately $136 million and total capacity of the portfolio is expected to reach 100 MW in 1999.

     On September 24, 1997, certain affiliates of NEO entered into a Construction, Acquisition and Term Loan Agreement with Lyon Credit Corporation
(Lyon) for $92 million to fund the construction of the landfill gas collection systems and generation facilities for certain NEO landfill gas projects in development. The construction loan for each project will convert to a term loan containing a maximum maturity date of ten years. NRG has agreed to provide Lyon with a guarantee during the construction loan period. In addition, NRG has agreed to guarantee the monetization and use of the Section 29 tax credits generated from the landfill gas projects financed by Lyon through the year 2007.

     An important factor in the after tax return of the landfill gas projects is the eligibility of these projects for Section 29 tax credits. The Section 29 tax credit is available only to projects that produce "qualified fuels". Landfill gas is a qualified fuel for purposes of the Section 29 credit. To qualify for the credit, the facility for producing gas must have been placed in service no later than June 30, 1998. Congress has not renewed the Section 29 credit for new landfill gas projects.

RESOURCE RECOVERY FACILITIES

     NRG's Newport resource recovery facility, located in Newport, Minnesota, can process over 1,500 tons of Municipal Solid Water, (MSW) per day, 92% of which is recovered as refuse derived fuel (RDF) or other recyclables and reused in power generation facilities in Red Wing and Mankato, Minnesota. The Newport facility, which was originally constructed and operated by NSP, was transferred to NRG in 1993. NRG owns 100% of and operates and maintains the Newport facility.

     Pursuant to service agreements with Ramsey and Washington Counties, (Counties), which expire in 2007, NRG processes a minimum of 280,800 tons of MSW per year at the Newport facility and receives service fees based on the amount of waste processed, pass-through costs and certain other factors. NRG is also entitled to an operation and maintenance fee, which is designed to recover fixed costs and to provide NRG a guaranteed amount for operating and maintaining the Newport facility for the processing of 750 tons per day of MSW, whether or not the Counties deliver such waste for processing.

     Since 1989, NRG has operated the Elk River resource recovery facility located in Elk River, Minnesota, which can process over 1,500 tons of MSW per day, 90% of which is recovered as RDF or other recyclables and reused in power generation facilities in Elk River and Mankato, Minnesota. NSP owns 85% of the Elk River facility, and United Power Association owns the remaining 15%.

     NRG also provides ash storage and disposal for the Elk River facility at NSP's Becker ash disposal facility, an approved ash deposit site adjacent to NSP's Sherburne County generating facility near Becker, Minnesota. NRG operates the Becker facility on behalf of NSP. Pursuant to an ash management services agreement between NSP and the NSP Service Counties, NSP receives an ash disposal fee based on the amount of ash disposal, pass-through costs and certain other factors.

     RDF projects, such as NRG's Newport facility and NSP's Elk River facility, historically were assured adequate supply of waste through state and local flow control legislation, which directed that waste be disposed of in certain facilities. In May 1994, the United States Supreme Court held that such waste was a commodity in interstate commerce and, accordingly, that flow control legislation that prohibited shipment of waste out of state was unconstitutional. Since this ruling, the RDF facilities have faced increased competition from landfills in surrounding states in obtaining MSW; however, this has not impacted NRG's MSW volumes to date.

SIGNIFICANT PENDING ACQUISITIONS, DISPOSITIONS AND PROJECTS UNDER DEVELOPMENT

     In October 1998, the Company executed a binding agreement to purchase the Somerset power station for approximately $55 million from Eastern Utilities Association (EUA). The Somerset station located in Somerset, Massachusetts, includes two coal-fired generating facilities supplying a total of 181 megawatts and two aeroderivative combustion turbine peaking units supplying a total of 48 megawatts. In addition, a total of 69 megawatts is on deactivated reserve. The Company will hold a 100% interest in the project and will own, operate and maintain the units. Consummation of the transaction is expected to occur on or before March 31, 1999, but is contingent on receipt of regulatory approvals and consents from a number of governmental and private parties. There can be no assurances that these approvals and consents will be received.

     In December 1998, NRG and Dynegy signed agreements with San Diego Gas & Electric Company to jointly acquire 1,218 megawatts of power generation facilities located near Carlsbad and San Diego California for $356 million. NRG and Dynegy will each own 50% interest in these facilities. This transaction is expected to close in second quarter of 1999 pending regulatory approval.

     In December 1998, NRG signed agreements with Niagara Mohawk Power to purchase two coal fired power generation facilities located near Buffalo with a combined summer capacity rating of 1,360 MW for $355 million. This transaction is expected to close in the second quarter of 1999 pending regulatory approval.

     In January 1999, NRG executed a binding agreement with Consolidated Edison Company of New York (ConEdison) to acquire the Astoria gas turbines facility and the Arthur Kill Generating Station for $505 million. These facilities, which are located in New York, have a combined summer capacity rating of 1,456 MW. This transaction is expected to close in the second quarter of 1999 pending regulatory approval.

     In February 1999, NRG purchased from Thermal Ventures, Inc. (TVI) the remaining 50.1% limited partnership interests held by TVI in San Francisco Thermal Limited Partnership and Pittsburgh Thermal Limited Partnership for $12.3 million. In addition, upon receipt of California and Pennsylvania regulatory approval, NRG will acquire TVI's 50% member interest in North America Thermal Systems, LLC (the entity holding the general partnership interest in the San Francisco and Pittsburgh partnerships) for $500,000.

ENFIELD

     In December 1996, NRG reached an agreement with Indeck Energy Services (Europe) (Indeck) to sell a 50% interest in the Enfield Energy Center, a 350 MW gas-fired project in the North London borough of Enfield. The power station is scheduled to begin commercial operations in late 1999. In December 1998, NRG sold one-half of its 50% interest in the Enfield project to an affiliate of El Paso International.

ESTONIA

     In December 1996, representatives of the Estonian Government, the state-owned Eesti Energia ("EE"), and NRG signed a development and cooperation agreement (DCA). The DCA defines the terms under which the parties are to establish a plan to develop and refurbish the Balti and Eesti Power Plants. Pursuant to the DCA, a business plan for the joint project was submitted in June 1997. In September 1997, the Estonian Government rejected NRG's business plan. However, early in 1998 the Estonian Government and EE agreed to work on a new business plan with NRG, which was submitted in May 1998. NRG has stated its willingness to invest up to $67.25 million of equity into the project and to assist the joint project in obtaining non-recourse debt to fund the required capital improvements to the Balti and Eesti Power Plants. A commission has been established to negotiate all terms and agreements between NRG, EE and the Estonian Government relating to the purchase of the Balti and Eesti Power Plants. The negotiation process is expected to be complete by late 1999.

     NRG has a policy of expensing all costs until there is a signed contract and Board of Directors approval. All such costs with respect to Estonia have been expensed.

CAJUN

     NRG, together with two other parties and the Chapter 11 Trustee, have filed a reorganization plan with the United States Bankruptcy Court for the Middle District of Louisiana to acquire the fossil generating assets of Cajun Electric Power Cooperative of Baton Rouge, Louisiana (Cajun) for approximately $1.2 billion. The NRG consortium has the support of the Chapter 11 trustee and Cajun's secured creditors. On February 11, 1999, the Court issued an order denying confirmation of NRG's plan and the reorganization plan proposed by a competing bidder. NRG along with its partners and the Trustee are contemplating submitting a revised plan on April 16, 1999 to accommodate the issues raised in the Court's February 11, 1999 decision. The court has scheduled hearings and activities to review the new plans in May and June of 1999.

SUNNYSIDE

     In 1994, NRG, through a wholly-owned subsidiary, purchased a 50% ownership interest in Sunnyside Cogeneration Associates, a Utah joint venture, which owns and operates a 58 MW waste coal plant in Utah. The waste coal plant is currently being operated by a partnership that is 50% owned by an NRG affiliate. NRG and its partner's effort to restructure the debt of the Sunnyside project have not been successful. Due to the lack of progress in restructuring the debt, NRG wrote down its investment in the Sunnyside project by $8.9 million in 1997 and wrote off the $1.9 million balance of its investment in 1998. In March 1999, NRG and its partner executed an agreement to sell the Sunnyside project to an affiliate of Baltimore Gas & Electric for a purchase price of $2.0 million. The sale is expected to close during the second quarter of 1999.

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

     A number of the more recent projects in which NRG has acquired or is acquiring an interest do not have long-term power purchase agreements. For example, Loy Yang does not have such agreements because under the new Australian regulatory process, all generators must sell their output to a grid, where the price is established by a neutral regulator based on the market prices during each defined period. The same will be true of Enfield, since the United Kingdom has adopted a similar regulatory process. Similarly, the El Segundo and Long Beach projects are merchant plants, selling power through a newly established independent system operator. In the case of the Kladno project, where there is a long-term agreement, the energy price is tied to the market price of electricity rather than to the costs incurred by the project, so the contract does not provide the traditional level of certainty and protection. While these "merchant" projects introduce new risks and uncertainties, and require careful advance analysis of the local power markets, NRG believes that merchant projects are becoming increasingly accepted in the independent power market.

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

EMPLOYEES

     At December 31, 1998, NRG had 439 employees, approximately 341 of whom are employed directly by NRG and approximately 98 of whom are employed by its wholly-owned subsidiaries.

ITEM 2 -- PROPERTIES

     Listed below are descriptions of NRG's interests in facilities, operations or projects under construction as of December 31, 1998.

          INDEPENDENT POWER PRODUCTION AND COGENERATION FACILITIES (1)

                              LATER OF DATE OF
                               ACQUISITION OR                 NRG'S
                                  DATE OF                   PERCENTAGE
                                 COMMERCIAL      CAPACITY   OWNERSHIP
NAME AND LOCATION OF FACILITY    OPERATION       (MW)(2)     INTEREST                   POWER PURCHASER
----------------------------- ----------------   --------   ----------                  ---------------
INTERNATIONAL PROJECTS:
Loy Yang Power (3),
  Australia.................  1997                2,000        25.37     Victorian Pool
Gladstone Power Station,
  Australia.................  1994                1,680        37.50     QTSC; BSL
Collinsville, Australia.....  1998                  189        50.00     QTSC
Energy Developments Limited,
  Australia.................  1997                  262        33.97     Various
Kladno Czech Republic,
  existing project..........  1994                   28        36.32     STE/Industrials
Kladno Czech Republic,
  expansion project.........  1999                  345         44.5     STE
Schkopau Power Station,
  Germany...................  1996                  960        20.95     VEAG
MIBRAG mbH(3), (Mumsdorf)
  Germany...................  1994                  110        33.33     WESAG
MIBRAG mbH(3), (Deuben)
  Germany...................  1994                   86        33.33     WESAG
MIBRAG mbH(3), (Wahlitz)
  Germany...................  1994                   37        33.33     WESAG
COBEE, Bolivia..............  1996                  217(4)     48.30     Electropaz/ELF
Latin Power (Mamonal),
  Colombia..................  1994                   90         6.45     Proelectrica
Latin Power (Termovalle),
  Colombia..................  1998                  199         4.88     EPSA
Latin Power (Termotasajero),
  Columbia..................  1998                  150         7.93     Columbia Grid
Latin Power (ELCOSA),
  Honduras..................  1994                   80         7.65     Empresa Nacional de Energia Electrica
Latin Power (Dr. Bird),
  Jamaica...................  1995                   74         8.78     Jamaica Public Service Company, Ltd.
Latin Power (Orzumil),
  Guatemala.................  1999                   24        12.25     INDE
Latin Power (Aguaytia),
  Peru......................  1998                  155         3.28     Central Peruvian Electricity Grid
Enfield (London) UK.........  1999                  396        25.00     U.K. Electricity Grid
DOMESTIC PROJECTS:
Energy Investors Fund, 1 and
  3.........................  1997                  436         3.69     Various
El Segundo Power............  1998                1,020        50.00     California ISO
Long Beach Generating.......  1998                  530        50.00     California ISO
Camas Power.................  1997                   25(5)    100.00     Ref Steam Purchase by Fort James Corporation
Crockett Cogeneration.......  1997                  240        24.87     PG&E
Curtis-Palmer Hydro.........  1997                   58         8.50     NIMO
Kingston Cogeneration.......  1997                  110        25.00     Ontario Hydro
Mt. Poso Cogeneration.......  1997/1998              50        39.10     PG&E(6)

                              LATER OF DATE OF
                               ACQUISITION OR                 NRG'S
                                  DATE OF                   PERCENTAGE
                                 COMMERCIAL      CAPACITY   OWNERSHIP
NAME AND LOCATION OF FACILITY    OPERATION       (MW)(2)     INTEREST                   POWER PURCHASER
----------------------------- ----------------   --------   ----------                  ---------------
PowerSmith Cogeneration.....  1997                  110         8.75     Oklahoma Gas & Electric
Turners Falls...............  1997                   20          8.9     Unitil Power Company
COGENERATION CORPORATION OF
  AMERICA:
CogenAmerica (Parlin), New
  Jersey....................  1996                  122        45.21     Jersey Central Power & Light Company
CogenAmerica (Newark), New
  Jersey....................  1996                   54        45.21     Jersey Central Power & Light Company
CogenAmerica (Grays Ferry),
  Pennsylvania..............  1996                  150        15.07     PECO Energy Company
CogenAmerica (Philadelphia
  Cogen), Pennsylvania......  1996                   22        37.52     Philadelphia Municipal Authority
CogenAmerica (Morris),
  Illinois..................  1998                  117        45.21     Equistar Petro Chemicals, Inc.
CogenAmerica (Pryor),
  Oklahoma..................  1997                  110        45.21     Oklahoma Gas & Electric
San Joaquin Valley (Madera),
  California................  1992                   23        45.00     NA(7)
San Joaquin Valley
  (Chowchilla II),
  California................  1992                   10        45.00     NA(7)
San Joaquin Valley (El Nido),
  California................  1992                   10        45.00     NA(7)
Jackson Valley Energy
  Partners, California......  1991                   16        50.00     PG&E
Sunnyside Cogeneration
  Associates, Utah..........  1994                   58        50.00     PacifiCorp
Artesia, California.........  1996                   34         2.96     Southern California Edison
Cadillac Renewable Energy,
  Michigan..................  1997                   38        50.00     Consumers Power Co.

---------------
(1) Does not include the small hydroelectric and landfill gas-fired power generation facilities owned by NEO with an aggregate capacity of 110 MW, of which NEO has net ownership of 58 MW. In addition, NEO has landfill gas projects under construction with an aggregate capacity of 28 MW, of which NEO has net ownership of 14 MW.

(2) Capacity shown is without deduction for internally consumed power.

(3) Each of Loy Yang and MIBRAG also owns coal mines which sell coal both to its respective power plant and to third parties.

(4) Includes the Huaji (29 MW) expansion project which is expected to be fully operational in 1999.

(5) The project does not generate electricity but its steam sales are the equivalent of 25 MW of electric power.

(6) Operations of the project are currently suspended pursuant to an agreement with this power purchaser.

(7) Operations suspended following buy-out of power purchase contracts and pending negotiation of new power purchase agreements or sale of such facilities. PG&E has agreed to a buy-out of related power purchase agreements, but retains a right of first refusal with respect to output of facilities.

             THERMAL ENERGY PRODUCTION AND TRANSMISSION FACILITIES
                        AND RESOURCE RECOVERY FACILITIES

                                                                               NRG'S
                                                                             PERCENTAGE         THERMAL ENERGY
                                      DATE OF                                OWNERSHIP          PURCHASER/MSW
 NAME AND LOCATION OF FACILITY      ACQUISITION         CAPACITY(1)           INTEREST             SUPPLIER
 -----------------------------      -----------         -----------          ----------         --------------
THERMAL ENERGY PRODUCTION AND
TRANSMISSION FACILITIES
Minneapolis Energy Center
(MEC), Minnesota................       1993        Steam: 1,323 mmBtu/hr.      100.00      Approximately 91 steam
                                                   (388 MWt) Chilled                       customers and 37 chilled
                                                   water: 35,550 tons/hr.                  water customers
North American Thermal Systems
(NATS), Pennsylvania &
California(2)...................       1995        Pittsburgh: steam-240        49.40      Approximately 23
                                                   mmBtu/hr. (70 MWt)                      customers in Pittsburgh
                                                   chilled water-10,180                    and 158 customers in San
                                                   tons/hr. San                            Francisco
                                                   Francisco: steam-490
                                                   mmBtu/hr. (144 MWt)
San Diego Power & Cooling,
California......................       1997        Chilled Water: 5,250        100.00      Approximately 13
                                                   tons/hr.                                customers
Rock-Tenn, Minnesota............       1992        Steam: 430 mmBtu/hr.        100.00      Rock-Tenn Company
                                                   (126 MWt)
Washco, Minnesota...............       1992        160 mmBtu/hr. (47 MWt)      100.00      Andersen Corporation
                                                                                           Minnesota Correctional
                                                                                           Facility
Grand Forks Air Force Base,
North Dakota....................       1992        105 mmBtu/hr. (31 MWt)      100.00      Grand Forks Air Force
                                                                                           Base
Energy Center Kladno, Czech
Republic(3).....................       1994        512 mmBtu/hr. (150           36.32      City of Kladno
                                                   MWt)
RESOURCE RECOVERY FACILITIES
Newport, Minnesota..............       1993        MSW: 1,500 tons/day         100.00      Ramsey and Washington
                                                                                           Counties
Elk River, Minnesota............         (4)       MSW: 1,500 tons/day           0.00      Anoka, Hennepin, and
                                                                                           Sherburne Counties;
                                                                                           Tri-County Solid Waste
                                                                                           Management Commission
Penobscot Energy Recovery,
Maine...........................       1997        MSW: 800 tons/day            28.71      Bangor Hydroelectric
                                                                                           Company
Maine Energy Recovery, Maine....       1997        MSW: 680 tons/day            16.25      CMP

---------------
(1) Thermal production and transmission capacity is based on 1,000 Btus per pound of steam production or transmission capacity. The unit mmBtu is equal to one million Btus.

(2) Includes 0.5% general partnership interests in each of PTLP and SFTLP. In January 1999, the Company signed a purchase agreement to acquire the remaining interest in the projects.

(3) Kladno also is included in the Independent Power Production and Cogeneration Facilities table on the preceding page.

(4) NRG operates the Elk River resource recovery facility on behalf of NSP.

OTHER PROPERTIES

     In addition to the above, NRG leases its offices at 1221 Nicollet Mall, Suite 700, Minneapolis, Minnesota 55403, under a five-year lease that expires in June 2002.

ITEM 3 -- LEGAL PROCEEDINGS

     There are no material legal proceedings pending, other than ordinary routine litigation incidental to NRG's business, to which NRG is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG or its subsidiaries. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG is or would be a party.

                                    PART II

ITEM 5 -- MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     This is not applicable as the Company is a wholly-owned subsidiary of Northern States Power Company.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions I (1)
(a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions I (2) (a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format). This analysis will primarily compare NRG's revenue and expense items for the year ended December 31, 1998 with the year ended December 31, 1997.

                             RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
1997

     Net income for the year ended December 31, 1998, was $41.7 million, an increase of $19.7 million or 90%, compared to net income of $22.0 million in the same period in 1997. This increase was due to the factors described below.

REVENUES

     For the year ended December 31, 1998, NRG had total revenues of $182.1 million, compared to $118.3 million for the year ended December 31, 1997, an increase of $63.8 million or 54%. NRG's operating revenues from wholly owned operations for the twelve months ended December 31, 1998 were $100.4 million, an increase of $8.4 million, or 9.1%, over the same period in 1997. The increase in revenues was due primarily to new projects, including certain Pacific Generation operations. This increase was partially offset by lower revenues from certain heating and cooling subsidiaries due to the unusually mild weather. For the twelve months ended December 31, 1998, revenues from wholly owned operations consisted primarily of revenue from heating, cooling and thermal activities (46.0%), electrical generation (46.2%) and technical services (7.8%).

     Equity in earnings of unconsolidated affiliates was $81.7 million for the year ended December 31, 1998, compared to $26.2 million for the year ended December 31, 1997, an increase of $55.5 million or 212%. The increase was due to new projects including El Segundo, Long Beach and certain Pacific Generation operations, an increase in the Company's holdings in EDL as well as improved performance from Loy Yang. Since the increase in revenues is primarily the result of new projects, the rate of revenue increase may not be sustained unless new projects are acquired at the same rate.

OPERATING COSTS AND EXPENSES

     Cost of wholly owned operations was $52.4 million for the year ended December 31, 1998. This is an increase of $5.7 million or 12% over the same period in 1997. The increase was due primarily to new projects. Cost of operations, as a percentage of revenues from wholly owned operations for the year, was 52% which is 1% higher than the same period in 1997. The increase in cost of operations was due to new NEO projects and Thermal fixed expenses that could not be recovered due to the mild weather conditions.

     Depreciation and amortization costs were $16.3 million for the year ended December 31, 1998, compared to $10.3 million for the year ended December 31, 1997. The depreciation and amortization increase was due primarily to increased amortization of intangible assets related to the Pacific Generation acquisition and additional NEO project depreciation.

     General, administrative and development costs were $56.4 million for the year ended December 31, 1998, compared to $43.1 million for the year ended December 31, 1997. The increase was due primarily to increased business development activities and increased legal, technical, and accounting expenses resulting from expanded operations. As a percent of total revenues, administrative and general expenses declined to 31% from 36% during the same period one-year earlier.

OTHER INCOME (EXPENSE)

     Minority interest in projects was $2.3 million for the twelve month period compared to $.1 million for the same period in 1997. Minority interest relates to certain Pacific Generation projects that were acquired in November 1997.

     NRG recorded a total gain of $29.9 million in 1998 related to project sales. In October, NRG sold its 50% owned 110 MW Mid-Continent Power Company facility in Oklahoma to Cogeneration Corporation of America (CogenAmerica), an affiliate of NRG for a $2.1 million gain. Also in October, NRG sold 13.35% of its interest in ECK Generating for a gain of $1.6 million. NRG continues to own 44.5% of the ECK Generating project. In December, NRG sold one-half of its 50% interest in its Enfield project to an affiliate of El Paso International for a $26.2 million gain. Additionally, NRG sold Wind Power Partners 1987 LP and Wind Power Partners 1988 LP for $9.2 million. There was no gain or loss recorded from the sale of the Wind Power projects which were acquired as part of the Pacific Generation acquisition.

     NRG recorded $26.7 million in total project write-downs during the year. In September, NRG recorded a $20.1 million charge to write-down its West Java, Indonesia project due to uncertainties surrounding all infrastructure projects in Indonesia. NRG recorded an additional $1.9 million charge in December to bring its remaining investment in the project to zero. In addition, NRG wrote off its $1.9 million investment in the Sunnyside project (U.S.) and $2.8 million of accumulated project development expenditures related to the Alto Cachopoal project (Chile).

     Other income was $8.4 million for the twelve months ended December 31, 1998 compared with $11.8 million for the twelve months ended December 31, 1997. The $3.4 million decline was due primarily to a reduction in interest income from loans to affiliates.

     Interest expense was $50.3 million for the twelve months ended December 31, 1998 compared with $31.0 million for the twelve months ended December 31, 1997. The increase in interest expense was due primarily to the issuance of the $250 million Senior Notes at the end of June 1997, interest on NRG's revolving line of credit, new debt obtained for certain NEO projects and the purchase of Pacific Generation.

INCOME TAX

     NRG has recognized an income tax benefit due to the recognition of certain tax credits. The net income tax benefit for the year ended December 31, 1998, increased by $2.2 million to $25.7 million as compared to $23.5 million in the same period one year earlier. The increase in tax benefits for the twelve months period was due to increased interest expense on corporate debt and an $8.3 million increase in Section 29 credits, which was partially offset by higher earnings.

YEAR 2000

     To the extent allowed, the information in the following section is designated as a "Year 2000 Readiness Disclosure." NRG is incurring costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond. A committee made up of senior management is leading NRG's initiatives to identify Y2K related issues and remediate business processes as necessary. NRG is also partnering with its parent, NSP, to ensure a consistent overall company process in addressing the Y2K issue.

     NRG Y2K programs cover not only NRG's internal computer applications, but also the thousands of hardware and embedded system components in use at NRG's projects throughout the world. Embedded systems perform mission-critical functions in all parts of operations, including power generation, transmission, distribution, communications and business operations. NRG has implemented a methodology consistent with NSP that includes state-of-the-art best practices and standards within the energy industry. This seven-step process includes:

     - Discovery of possible date-related logic in components, systems and processes

     - Assessment of potential problems

     - Development of a plan to address the problem

     - Attempt to resolve the problem

     - Testing to verify that the solutions are workable

     - Implementation of the solution to production

     - Closure through re-testing and documentation and review by the Y2K senior committee.

     NRG's timetable for Y2K completion is:

     - Assessment/discovery -- November 1, 1998

     - Analysis/testing -- May 1, 1999

     - Y2K Ready -- July 1, 1999

     NRG is communicating with its key suppliers and business partners regarding their Y2K progress, particularly in software and embedded components areas, to determine the areas in which NRG's operations may be vulnerable to those parties' failure to complete their redemption efforts. NRG is currently evaluating and initiating follow-up actions regarding the responses from these parties as appropriate.

     NRG has made significant progress implementing its Y2K plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its redemption plan, NRG does not anticipate significant business disruptions from its internal systems due to the Y2K issue. However, NRG may possibly experience limited interruptions to some aspects of its activities, relating to information technology, operations and administrative functions. NRG is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

     In addition, risk exists regarding the noncompliance of third parties with key business or operational importance to NRG. Y2K problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunication providers or financial institutions could result in lost power or gas sales, reduction in power production or transmission, or internal functional and administrative difficulties on the part of NRG. NRG is not presently aware of any such situations; however occurrences of this type, if severe, could have a material adverse impact upon the business, operating results or financial condition of NRG. Consequently, there can be no assurance that NRG will be able to identify and correct all aspects of the Y2K problem that affect it in sufficient time, or that the costs of achieving Y2K readiness will not be material.

     NRG is currently updating contingency plans for all material Y2K risk and is on track to meet the contingency planning schedule set forth by NSP. Among the areas contingency planning will address are delays in completion of NRG's remediation plans, failure or incomplete remediation results and failure of key third party contracts to be Y2K compliant.

     Through 1998, NRG had spent approximately $5.8 million for Y2K efforts, including NRG's share of costs incurred by unconsolidated affiliates. These costs were primarily expensed as incurred. The additional development and remediation costs necessary for NRG and its affiliates to prepare for Y2K is estimated to be approximately $3.2 million.

FORWARD-LOOKING STATEMENTS

     In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements contained in this Form 10-K, factors that could cause NRG's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

     NRG undertakes no obligation or publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE NO.
                                                                --------
Report of Independent Accountants...........................       23
Consolidated Statement of Income............................       24
Consolidated Statement of Cash Flows........................       25
Consolidated Balance Sheet..................................       26
Consolidated Statement of Stockholders' Equity..............       27
Notes to Consolidated Financial Statements..................       28

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder
of NRG Energy, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of NRG Energy, Inc (a wholly-owned subsidiary of Northern States Power Company) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 19, 1999

                       NRG ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (THOUSANDS OF DOLLARS)
OPERATING REVENUES
  Revenues from wholly-owned operations.....................    $100,424    $ 92,052    $ 71,649
  Equity in earnings of unconsolidated affiliates...........      81,706      26,200      32,815
                                                                --------    --------    --------
     Total operating revenues...............................     182,130     118,252     104,464
                                                                --------    --------    --------
OPERATING COSTS AND EXPENSES
  Cost of wholly-owned operations...........................      52,413      46,717      36,562
  Depreciation and amortization.............................      16,320      10,310       8,378
  General, administrative and development...................      56,385      43,116      39,248
                                                                --------    --------    --------
     Total operating costs and expenses.....................     125,118     100,143      84,188
                                                                --------    --------    --------
OPERATING INCOME............................................      57,012      18,109      20,276
                                                                --------    --------    --------
OTHER INCOME (EXPENSE)
  Minority interest in earnings of consolidated
     subsidiary.............................................      (2,251)       (131)         --
  Gain on sale of interest in projects......................      29,950       8,702          --
  Write-off of project investments..........................     (26,740)     (8,964)         --
  Other income, net.........................................       8,420      11,764       9,477
  Interest expense..........................................     (50,313)    (30,989)    (15,430)
                                                                --------    --------    --------
     Total other income (expense)...........................     (40,934)    (19,618)     (5,953)
                                                                --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...........................      16,078      (1,509)     14,323
INCOME TAX (BENEFIT)........................................     (25,654)    (23,491)     (5,655)
                                                                --------    --------    --------
NET INCOME..................................................    $ 41,732    $ 21,982    $ 19,978
                                                                ========    ========    ========

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1998         1997         1996
                                                                 ----         ----         ----
                                                                     (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................    $  41,732    $  21,982    $  19,978
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Undistributed equity in earnings of unconsolidated
       affiliates..........................................      (23,391)       6,481      (17,827)
     Depreciation and amortization.........................       16,320       10,310        8,378
     Deferred income taxes and investment tax credits......        7,618        3,107         (776)
     Minority interest.....................................       (5,019)          --           --
     Investment write-downs................................       26,740        8,964        1,500
     Gain on sale of investments...........................      (29,950)      (8,702)          --
     Cash provided (used) by changes in certain working
       capital Items, net of effects from acquisitions and
       dispositions
       Accounts receivable.................................          297       (2,859)      (2,728)
       Accounts receivable-affiliates......................       21,657      (19,963)      (2,068)
       Accrued income taxes................................      (24,861)       1,762       (5,436)
       Other current assets................................          441           (2)      (3,401)
       Accounts payable....................................       (8,082)       7,791          917
       Accrued salaries, benefits, and related costs.......        4,735        3,826        1,381
       Accrued interest....................................        1,050        1,215        3,902
       Other current liabilities...........................       (2,219)       7,729        3,110
       Cash used by changes in other assets and
          liabilities......................................       (5,070)      (7,155)      (1,284)
                                                               ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................       21,998       34,486        5,646
                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investments in projects...............................     (132,379)    (318,149)    (142,090)
     Acquisition, net of liabilities assumed...............           --     (148,830)          --
     Cash from sale of project investment..................       18,053       19,158           --
     Decrease (increase) in notes receivable...............       16,858      (37,431)     (36,617)
     Capital expenditures..................................      (31,719)     (26,936)     (24,588)
     Cash distribution from project termination
       settlement..........................................           --           --       15,671
     (Increase) decrease in restricted cash................       (2,433)      16,100       (7,915)
     Other, net............................................           --       10,114       (4,486)
                                                               ---------    ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES......................     (131,620)    (485,974)    (200,025)
                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under line of credit agreement.........        2,000      122,000           --
     Capital contributions from parent.....................      100,000       80,900       80,000
     Proceeds from issuance of long-term debt..............       23,169      254,061      122,671
     Principal payments on long-term debt..................      (21,152)      (5,925)      (2,893)
                                                               ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................      104,017      451,036      199,778
                                                               ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......       (5,605)        (452)       5,399
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............       11,986       12,438        7,039
                                                               =========    =========    =========
CASH AND CASH EQUIVALENTS AT END OF YEAR...................    $   6,381    $  11,986    $  12,438
                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid (net of amount capitalized).............    $  49,089    $  30,890    $  11,527
     Income taxes paid (benefits received), net............       (6,797)     (24,577)       1,164

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                   ----          ----
                                                                 (THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $    6,381    $   11,986
  Restricted cash...........................................         4,021         1,588
  Accounts receivable-trade, less allowance For doubtful
    accounts of $100........................................        15,223        15,520
  Accounts receivable-affiliates............................         7,324        29,162
  Taxes Receivable..........................................        21,169            --
  Current portion of notes receivable -- affiliates.........         4,460        48,816
  Current portion of notes receivable.......................        26,200         3,729
  Inventory.................................................         2,647         2,619
  Prepayments and other current assets......................         4,533         5,002
                                                                ----------    ----------
    Total current assets....................................        91,958       118,422
                                                                ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
  In service................................................       291,558       255,433
  Under construction........................................         5,352         9,758
                                                                ----------    ----------
    Total property, plant and equipment.....................       296,910       265,191
  Less accumulated depreciation.............................       (92,181)      (79,300)
                                                                ----------    ----------
    Net property, plant and equipment.......................       204,729       185,891
                                                                ----------    ----------
OTHER ASSETS
  Investments in projects...................................       800,924       694,655
  Capitalized project costs.................................        13,685        17,791
  Notes receivable, less current portion -- affiliates......       101,887        71,759
  Notes receivable, less current portion....................         3,744         4,624
  Intangible assets, net of accumulated amortization of
    $2,984 and $2,012.......................................        22,507        21,414
  Debt issuance costs, net of accumulated amortization of
    $1,675 and $779.........................................         7,276         6,569
  Other assets, net of accumulated amortization of $7,350
    and $4,782..............................................        46,716        46,977
                                                                ----------    ----------
    Total other assets......................................       996,739       863,789
                                                                ----------    ----------
TOTAL ASSETS................................................    $1,293,426    $1,168,102
                                                                ----------    ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................    $    8,258    $    7,676
  Accounts payable-trade....................................         7,371        16,101
  Accrued income taxes......................................            --         3,692
  Accrued property and sales taxes..........................         3,251         3,804
  Accrued salaries, benefits and related costs..............        15,733        10,998
  Accrued interest..........................................         7,648         6,310
  Other current liabilities.................................         8,289        10,508
                                                                ----------    ----------
    Total current liabilities...............................        50,550        59,089
OTHER LIABILITIES:
  Minority interest.........................................        13,516        19,818
  Revolving line of credit..................................       124,000       122,000
  Consolidated project-level, long-term, non-recourse
    debt....................................................       113,437       113,473
  Corporate level long-term debt, less current portion......       380,781       377,706
  Deferred Revenues.........................................         7,748         9,577
  Deferred Income Taxes.....................................        19,841        11,968
  Deferred Investment Tax Credits...........................         1,343         1,598
  Deferred Compensation.....................................         2,878         2,175
                                                                ----------    ----------
    Total liabilities.......................................       714,094       717,404
                                                                ----------    ----------
STOCKHOLDER'S EQUITY
  Common stock; $1 par value; 1,000 shares authorized; 1,000
    shares issued and outstanding...........................             1             1
  Additional paid-in capital................................       531,913       431,913
  Retained earnings.........................................       130,015        88,283
  Accumulated other comprehensive income....................       (82,597)      (69,499)
                                                                ----------    ----------
    Total Stockholder's Equity..............................       579,332       450,698
                                                                ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................    $1,293,426    $1,168,102
                                                                ==========    ==========

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                ACCUMULATED
                                                     ADDITIONAL                    OTHER            TOTAL
                                           COMMON     PAID-IN      RETAINED    COMPREHENSIVE    STOCKHOLDER'S
                                           STOCK      CAPITAL      EARNINGS       INCOME           EQUITY
                                           ------    ----------    --------    -------------    -------------
                                                                 (THOUSANDS OF DOLLARS)
BALANCES AT DECEMBER 31, 1995..........      $1       $271,013     $ 46,323      $  2,427         $319,764
                                             ==       ========     ========      ========         ========
Net Income.............................                              19,978                         19,978
Currency translation adjustments.......                                             2,172            2,172
                                                                                                  --------
Comprehensive income for 1996..........                                                             22,150
Capital contributions from parent......                 80,000                                      80,000
                                             --       --------     --------      --------         --------
BALANCES AT DECEMBER 31, 1996..........      $1       $351,013     $ 66,301      $  4,599         $421,914
                                             ==       ========     ========      ========         ========
Net Income.............................                              21,982                         21,982
Currency translation adjustments.......                                           (74,098)         (74,098)
                                                                                                  --------
Comprehensive income for 1997..........                                                            (52,116)
Capital contributions from parent......                 80,900                                      80,900
                                             --       --------     --------      --------         --------
BALANCES AT DECEMBER 31, 1997..........      $1       $431,913     $ 88,283      $(69,499)        $450,698
                                             ==       ========     ========      ========         ========
Net Income.............................                              41,732                         41,732
Currency translation adjustments.......                                           (13,098)         (13,098)
                                                                                                  --------
Comprehensive income for 1998..........                                                             28,634
Capital contributions from parent......                100,000                                     100,000
                                             --       --------     --------      --------         --------
BALANCES AT DECEMBER 31, 1998..........      $1       $531,913     $130,015      $(82,597)        $579,332
                                             ==       ========     ========      ========         ========

     Other comprehensive income is shown net of tax expenses (benefits) which were $0 in 1998, $5.9 million in 1997 and ($1.0) million in 1996.

                See notes to consolidated financial statements.

NOTE 1 -- ORGANIZATION

     NRG Energy, Inc. (the Company), a Delaware Corporation, was incorporated on May 29, 1992, as a wholly owned subsidiary of Northern States Power Company
(NSP). Beginning in 1989, the Company was doing business through its predecessor companies, NRG Energy, Inc. and NRG Group, Inc., Minnesota corporations which were merged into the Company subsequent to its incorporation. The Company and its subsidiaries and affiliates develop, build, acquire, own and operate non-regulated energy-related businesses.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTRICTED CASH

     Restricted cash consists primarily of cash collateral for letters of credit issued in relation to project development activities and funds held in trust accounts to satisfy the requirements of certain debt agreements.

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

Facilities and improvements.................................  10-45 years
Machinery and equipment.....................................  7-30 years
Office furnishings and equipment............................  3-5 years

CAPITALIZED INTEREST

     Interest incurred on funds borrowed to finance projects expected to require more than three months to complete is capitalized. Capitalization of interest is discontinued when the project is completed and considered operational. Capitalized interest is amortized using the straight line method over the useful life of the related project. Capitalized interest was $172,000 and $98,000 in 1998 and 1997, respectively.

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

INTANGIBLES

     Intangibles consist principally of the excess of the cost of investment in subsidiaries over the underlying fair value of the net assets acquired and are being amortized using the straight-line method over 20 to 30 years. The Company periodically evaluates the recovery of goodwill and other intangibles based on an analysis of estimated undiscounted future cash flows.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income or stockholder's equity as previously reported.

NOTE 3 -- BUSINESS ACQUISITIONS AND DIVESTITURES

     In March 1998, the Company along with its 50% partner, Dynegy, Inc. (Dynegy) acquired the Long Beach Generating Station from Southern California Edison for $29.8 million. The Long Beach Station is a gas-fired plant comprised of seven gas turbine generators and two steam turbines totaling 530 megawatts
(MW) in the aggregate.

     In April 1998, the Company along with its 50% partner, Dynegy, acquired the El Segundo Generating Station from Southern California Edison Company for $87.8 million. The El Segundo Generating Station is a gas-fired plant with a capacity rating of 1,020 MW.

     In April 1998, the Company exercised its option to acquire 16.8 million convertible, non-voting preference shares of Energy Development Limited (EDL) for $24.8 million, bringing the Company's total investment in EDL to $44.5 million or approximately a 34 percent ownership interest. EDL is a listed Australian company that owns and operates 262 MW of generation throughout Australia and the United Kingdom.

     In June 1998, the Company sold its interest in Wind Power Partners 1987 LP and Wind Power Partners 1988 LP for $9.2 million. These companies were acquired as part of the Pacific Generation acquisition. There was no gain or loss recorded from the sale.

     In 1996, the Company formed a joint venture with Ansaldo Energia SpA, a major Italian industrial company ("Ansaldo"), and P.T. Kiani Metra, an Indonesian industrial company ("PTKM") to develop a 400-megawatt coal-fired power generation facility in West Java, Indonesia, through P.T. Dayslistrik Pratama ("PTDP"), a limited liability company created by the joint venturers. The Company and Ansaldo each have an ownership interest of 45 percent in PTDP, with the remaining 10% held in PTKM. During 1998, the Company recorded a $22.0 million write-down of its investment in the West Java project due to the continuing political and economic instability in Indonesia.

     In September 1998, the Company announced plans to start direct negotiations with the government of Estonia to form a joint venture with Eesti Energia for ownership of two of Estonia's largest power plants (Narva Power). Eesti Energia is Estonia's national electricity generator and distributor.

     In October 1998, the Company executed a binding agreement to purchase the Somerset power station for approximately $55 million from Eastern Utilities Association (EUA). The Somerset station, located in Somerset, Massachusetts, includes two coal-fired generating facilities and two aeroderivative combustion turbine peaking units supplying 229 MW in aggregate, of which 69 MW is on deactivated reserve. The project's financial close is expected to occur in the first quarter of 1999, pending regulatory approval.

     In October 1998, the Company sold its interest in the Mid-Continent Power Company (MCPC) to Cogeneration Corporation of America (CogenAmerica) for a $2.1 million gain after elimination of affiliate interest. The MCPC facility is a 110-MW, gas-fired power generation station located near Pryor, Oklahoma. NRG owns 45.21 percent of the outstanding stock of CogenAmerica.

     In December 1998, NRG and Dynegy signed agreements with San Diego Gas & Electric Company to jointly acquire 1,218 MW of power generation facilities located near Carlsbad and San Diego California for $356 million. NRG and Dynegy will each own a 50% interest in these facilities. These transactions are expected to close in the second quarter of 1999, pending regulatory approval.

     In December 1998, NRG signed agreements with Niagara Mohawk Power to purchase two coal fired power generation facilities located near Buffalo with a combined summer capacity rating of 1,360 MW for $355 million. This transaction is expected to close in the second quarter of 1999 pending regulatory approval.

     In December 1998, the Company sold one half of its 50% interest in Enfield Energy Center Limited (EECL) to El Paso International for $26.2 million resulting in an after tax gain of $16.6 million. The Company continues to hold a 25% interest in EECL.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment at December 31 were as follows:

                                                             1998           1997
                                                             ----           ----
Facilities and equipment, including construction work
  in progress of $5,352 and $9,758.....................    $280,876       $250,358
Land and improvements..................................      10,397         10,397
Office furnishings and equipment.......................       5,637          4,436
                                                           --------       --------
     Total property, plant and equipment...............     296,910        265,191
Accumulated depreciation...............................     (92,181)       (79,300)
                                                           --------       --------
Net property, plant and equipment......................    $204,729       $185,891
                                                           ========       ========

NOTE 5 -- INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

     NRG has investments in various international and domestic energy projects. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents NRG from exercising a controlling influence over operating and financial policies of the projects. Under this method, equity in pretax income or losses of domestic partnerships and, generally, in the net income or losses of international projects are reflected as equity in earnings of unconsolidated affiliates.

     A summary of NRG's significant equity-method investments which were in operation at December 31, 1998 is as follows:

                                                              ECONOMIC         PURCHASED OR
NAME                                       GEOGRAPHIC AREA    INTEREST       PLACED IN SERVICE
----                                       ---------------    --------       -----------------
Loy Yang A...............................  Australia              25.37%   May 1997
Energy Developments Limited..............  Australia              33.97%   February 1997
ECK Generating...........................  CzechRepublic           44.5%   December 1994
Pacific Generation Company Projects......  USA/Canada       3.7% - 39.1%   November 1997
MIBRAG mbH...............................  Germany                 33.3%   January 1994
Gladstone Power Station..................  Australia               37.5%   March 1994
Schkopau Power Station...................  Germany                20.55%   January and July 1996
Scudder Latin American Projects..........  Latin America           25.0%   June 1993
Long Beach Generating....................  USA                    50.00%   April 1998
El Segundo Power.........................  USA                    50.00%   April 1998
Bolivian Power Company (Cobee)...........  Bolivia                 48.3%   December 1996
Cogeneration Corp. of America............  USA                    45.21%   April 1996

     Summarized financial information for investments in unconsolidated affiliates accounted for under the equity method as of and for the year ended December 31, is as follows:

                                                                1998          1997          1996
                                                                ----          ----          ----
                                                                     (THOUSANDS OF DOLLARS)
Operating revenues.......................................    $1,491,197    $1,612,897    $  886,947
Costs and expenses.......................................     1,346,569     1,522,727       794,255
                                                             ----------    ----------    ----------
  Net income.............................................    $  144,628    $   90,170    $   92,692
                                                             ----------    ----------    ----------
Current assets...........................................    $  710,159    $  713,390    $  647,213
Noncurrent assets........................................     7,938,841     7,733,886     3,420,950
                                                             ----------    ----------    ----------
  Total assets...........................................    $8,649,000    $8,447,276    $4,068,163
                                                             ----------    ----------    ----------
Current liabilities......................................    $  527,196    $  472,980    $  365,905
Noncurrent liabilities...................................     5,854,284     6,042,102     2,732,922
Equity...................................................     2,267,520     1,932,194       969,336
                                                             ----------    ----------    ----------
  Total liabilities and equity...........................    $8,649,000    $8,447,276    $4,068,163
NRG's share of equity....................................    $  800,924    $  694,655    $  365,749
NRG's share of income....................................        81,706        26,200        32,815

     In accordance with Financial Accounting Standards No. 121 "Accounting for Impairment of Long-lived Assets to be Disposed of," (SFAS 121), the Company reviews long lived assets, investments and certain intangibles for impairment whenever events or circumstances indicate the carrying amounts of an asset may not be recoverable. During 1998, the Company wrote down accumulated project development expenditures of $26.7 million. The Company's West Java, Indonesia, project totaling $22.0 million was written off due to the uncertainties surrounding all infrastructure projects in Indonesia. Also during 1998, the Company wrote off its $1.9 million investment in the Sunnyside project and its $2.8 million investment in Alto Cachopoal. The charge represents the difference between the carrying amount of the investment and the fair value of the asset, determined using discounted cash flow model. In December 1997, the Company reviewed the carrying amount of the Sunnyside project that failed to restructure its debt and recorded a charge of $8.9 million. The charge represents the difference between the carrying amount of the investment and the fair value of the asset, determined using a discounted cash flow model.

NOTE 6 -- RELATED PARTY TRANSACTIONS

SALE TO AFFILIATE

     During October 1998, the Company sold its interest in the MCPC facility to CogenAmerica for a $2.1 million gain after elimination of affiliate interest. The MCPC facility is a 110 MW, gas-fired generation station located near Pryor, Oklahoma. NRG owns 45.21 percent of the outstanding stock of CogenAmerica.

     During December 1997, the Company sold its interest in the Millenium facility, a 117 MW cogeneration plant under construction near Morris, Illinois to CogenAmerica for $4.0 million.

OPERATING AGREEMENTS

     NRG has two agreements with NSP for the purchase of thermal energy. Under the terms of the agreements, NSP charges NRG for certain costs (fuel, labor, plant maintenance, and auxiliary power) incurred by NSP to produce the thermal energy. NRG paid NSP $5.1 million in 1998 and $4.6 million in 1997 under these agreements.

     NRG has a renewable 10-year agreement with NSP, expiring on December 31, 2001, whereby NSP agrees to purchase refuse-derived fuel for use in certain of its boilers and NRG agrees to pay NSP a burn incentive. Under this agreement, NRG received $1.4 million and $1.3 million from NSP, and paid $3.1 million and $2.8 million to NSP in 1998 and 1997, respectively.

ADMINISTRATIVE SERVICES AND OTHER COSTS

     NRG and NSP have entered into an agreement to provide for the reimbursement of actual administrative services provided to each other, an allocation of NSP administrative costs and a working capital fee. Services provided by NSP to NRG are principally cash management, legal, accounting, employee relations, benefits administration and engineering support. In addition, NRG employees participate in certain employee benefit plans of NSP as discussed in Note 10. During 1998 and 1997, NRG paid NSP $5.2 million and $.7 million, respectively, as reimbursement under this agreement.

     In 1996, NRG and NSP entered into an agreement for NRG to provide operations and maintenance services for NSP's Elk River resource recovery facility and Becker ash landfill. During 1998 and 1997, NSP paid NRG $1.7 million and $1.1 million, respectively, as compensation under this agreement.

NOTE 7 -- NOTES RECEIVABLE

     Notes receivable consists primarily of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. The notes receivable at December 31, are as follows:

                                                                  1998         1997
                                                                  ----         ----
                                                                (THOUSANDS OF DOLLARS)
NEO notes to various affiliates due primarily 1999, prime
  +2% to 12.5%..............................................    $ 27,445     $ 49,921
Southern MN Municipal Power Association note receivable due
  2003, 7%..................................................       1,441        1,709
Various secured notes due 1999 and later, non-interest
  bearing...................................................         723          724
Thermal Ventures, Inc. note due 1999, 11%...................       1,500        1,500
Mid-Continent Power Notes., various notes due 1998, 12%.....          --       18,820
COGENERATION CORPORATION OF AMERICA:
  Note due 2001, 9.5%.......................................       2,539        2,624
  Grays Ferry note due 2005, LIBOR plus 4.0%
     (9.31%@12/98)..........................................       1,900        1,900
  Morris note due 2004, prime + 3.5% (11.25%@12/98).........      12,027           --
  MCPC note due 2004, prime +3.5% (11.25%@12/98)............      23,947           --
TOSLI, various notes due 1998, LIBOR plus 4.0%
  (9.31%@12/98).............................................         132       31,088
NRGenerating International BV notes to various affiliates,
  non-interest bearing......................................      34,234        6,713
El Paso note, due January 1999, non interest bearing........      26,200           --
Pacific Generation, various notes, prime +2% to 14%.........          --        4,434
Maine Energy Recovery note due 2008, 12%....................       4,203        9,495
                                                                --------     --------
       Total................................................    $136,291     $128,928
                                                                ========     ========

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                  1998           1997
                                                                  ----           ----
                                                                (THOUSANDS OF DOLLARS)
NRG Energy Center, Inc. senior secured notes due June 15,
  2013, 7.31%...............................................    $ 71,783       $ 74,481
Note payable to NSP, due December 1, 1995-2006
  5.40%-6.75%...............................................       7,174          7,811
NRG Energy senior notes, due February 1, 2006 7.625%........     125,000        125,000
NRG Energy senior notes, due June 15, 2007 7.50%............     250,000        250,000
NRG San Diego, Inc. promissory note, due June 25, 2003
  8.0%......................................................       2,141          2,521
NEO Landfill Gas, Inc. term loan, due October 30, 2007
  9.35%.....................................................       9,847          2,636
NEO Landfill Gas Inc. construction loan due October 30, 2007
  LIBOR + 1% (6.31 @ 12/98).................................       6,550          2,982
NEO Landfill Gas, Inc. City of L.A. term loan, due December
  2019 non-interest bearing.................................       1,395             --
Pacific Generation Co. senior secured notes, due December
  31, 2000 9.93%............................................          --          2,636
Camas Power Boiler LP, revenue bonds, due August 1, 2007
  4.65%.....................................................      11,010         11,855
Camas Power Boiler LP, unsecured term loan, due June 30,
  2007 7.65%................................................      17,576         18,933
                                                                --------       --------
                                                                 502,476        498,855
Less current maturities.....................................      (8,258)        (7,676)
                                                                --------       --------
       Total................................................    $494,218       $491,179
                                                                ========       ========

     The NRG Energy Center, Inc. notes are secured principally by long-term assets of the Minneapolis Energy Center (MEC). In accordance with the terms of the note agreement, MEC is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of MEC assets, and affiliate transactions. MEC was in compliance with these covenants at December 31, 1998.

     The note payable to NSP relates to long-term debt assumed by the Company in connection with the transfer of ownership of a RDF processing plant by NSP to the Company in 1993.

     The NRG Energy $125 million and $250 million senior notes are unsecured and are used to support equity requirements for projects acquired and in development. The interest is paid semi-annually and the ten-year senior notes mature in February 2006 and June 2007.

     The NRG San Diego, Inc. promissory note is secured principally by long-term assets of the San Diego Power & Cooling Company.

     The NEO Landfill Gas, Inc. notes are term and construction loans. The loans are secured principally by long-term assets of NEO Landfill Gas collection system. NEO Landfill Gas is required to maintain compliance with certain covenants primarily related to incurring debt, disposing of the NEO Landfill Gas assets, and affiliate transactions. NEO Landfill Gas was in compliance with these covenants at December 31, 1998.

     The Camas Power Boiler LP notes are secured principally by long-term assets. In accordance with the terms of the note agreements, Camas Power Boiler LP is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of assets, and affiliate transactions. Camas Power Boiler was in compliance with these covenants at December 31, 1998.

     Annual maturities of long-term debt for the years ending after December 31, 1998 are as follows:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
1998......................................................           $  8,258
1999......................................................              9,063
2000......................................................              9,699
2001......................................................             10,390
2002......................................................              9,980
Thereafter................................................            455,086
                                                                     --------
     Total................................................           $502,476
                                                                     ========

     The Company has a credit agreement for $250 million of which $124 million was outstanding at December 31, 1998. On March 17, 1998 NRG amended its existing 3-year, $175 million Revolving Credit facility to allow NRG additional borrowing capacity under its covenant ratios. Also on that date, NRG entered into an additional $75 million, 364-day facility with its existing bank group with ABN as agent. The new facility is being used for general corporate purposes and for funding future growth opportunities.

     The Company had $33.6 million and $48.4 million in outstanding letters of credit as of December 31, 1998 and 1997, respectively.

     In March 1999, NRG filed a shelf registration with the SEC for up to $500 million in debt securities. The net proceeds will be used for general corporate purposes, which may include financing the development and construction of new facilities, working capital, debt reduction and pending or potential acquisitions.

NOTE 9 -- INCOME TAXES

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

     The provision for income taxes consists of the following:

                                                                  1998        1997       1996
                                                                  ----        ----       ----
                                                                    (THOUSANDS OF DOLLARS)
Current
  Federal...................................................    $(10,773)   $ (8,516)   $   633
  State.....................................................      (3,940)     (1,274)       253
  Foreign...................................................       2,358         236        616
                                                                --------    --------    -------
                                                                 (12,355)     (9,554)     1,502
Deferred
  Foreign...................................................      (7,736)     (2,703)        --
  Federal...................................................       8,828        (958)    (3,655)
  State.....................................................       1,541        (439)    (1,498)
                                                                --------    --------    -------
                                                                   2,633      (4,100)    (5,153)
Tax credits recognized......................................     (15,932)     (9,837)    (2,004)
                                                                --------    --------    -------
       Total income tax (benefit)...........................    $(25,654)   $(23,491)   $(5,655)
                                                                ========    ========    =======
Effective tax rate..........................................        (160)%    (1,557)%    (39.5)%

     The components of the net deferred income tax liability at Decemner 31 were:

                                                                 1998       1997
                                                                 ----       ----
                                                                  (THOUSANDS OF
                                                                     DOLLARS)
Deferred tax liabilities
  Differences between book and tax basis of property........    $29,712    $24,623
  Investments in projects...................................     14,911     11,574
  Goodwill..................................................        978        915
  Other.....................................................      6,212      5,396
                                                                -------    -------
       Total deferred tax liabilities.......................     51,813     42,508
Deferred tax assets
  Deferred revenue..........................................      1,402      1,963
  Deferred compensation, accrued vacation and other
     reserves...............................................      6,514      4,638
  Development costs.........................................      9,241     17,213
  Deferred investment tax credits...........................        661        661
  Steam capacity rights.....................................        910        976
  Foreign tax benefit.......................................     12,425      4,233
  Other.....................................................        819        856
                                                                -------    -------
       Total deferred tax assets............................     31,972     30,540
                                                                -------    -------
       Net deferred tax liability...........................    $19,841    $11,968
                                                                =======    =======

     The effective income tax rate for the years 1998, 1997 and 1996 differs from the statutory federal income tax rate of 35% primarily due to income and expenses from foreign operations not subject to U.S. taxes (as discussed below) and due to state tax, foreign tax, and tax credits as shown above.

     Income before income taxes includes equity in net foreign investment income of $29 million, $27 million and $28.0 million in 1998, 1997, and 1996 respectively. NRG's management intends to reinvest the earnings of foreign operations indefinitely. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on the earnings of foreign subsidiary companies. The cumulative amount of undistributed earnings of foreign subsidiaries upon which no U.S. income taxes or foreign withholding taxes have been provided is approximately $158 million at December 31, 1998. The additional U.S. income tax and foreign withholding tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. Thus, it is impracticable to estimate the amount of tax that might be payable.

NOTE 10 -- BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

PENSION BENEFITS

     NRG participates in NSP's noncontributory, defined benefit pension plan that covers substantially all employees. Benefits are based on a combination of years of service, the employee's highest average pay for 48 consecutive months, and Social Security benefits. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. NRG's net annual periodic pension cost includes the following components:

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                 1998       1997       1996
                                                                 ----       ----       ----
                                                                   (THOUSANDS OF DOLLARS)
Service cost benefits earned................................    $ 1,303    $ 1,127    $1,115
Interest cost on benefit obligation.........................      1,417      1,187     1,013
Expected return on plan assets..............................     (2,226)    (1,029)     (764)
Amortization of prior service cost..........................        172          5         5
Recognized actuarial (gain) loss............................     (1,878)        (3)       34
                                                                -------    -------    ------
  Net periodic benefit cost.................................    $(1,212)   $ 1,287    $1,403
                                                                =======    =======    ======

     NRG discontinued funding its pension costs in 1998 due to the effects of funding limitations from employee benefit and tax laws on NSP's plan. Plan assets consist principally of common stock of public companies, corporate bonds and U.S. government securities. The funded status of the pension plan in which NRG employees participate is as follows at December 31:

RECONCILIATION OF FUNDED STATUS

                                                            1998                         1997
                                                 --------------------------    -------------------------
                                                  NSP PLAN      NRG PORTION     NSP PLAN     NRG PORTION
                                                  --------      -----------     --------     -----------
                                                                 (THOUSANDS OF DOLLARS)
Benefit obligation at Jan. 1.................    $ 1,048,251     $ 17,410      $  993,821      $14,253
Service cost.................................         31,643        1,303          27,680        1,127
Interest cost................................         78,839        1,417          72,651        1,187
Plan amendments..............................        102,315        3,045              --           --
Actuarial (gain) loss........................        (41,635)      (2,278)         30,431        1,204
Benefit payments.............................        (75,949)        (785)        (76,332)        (361)
                                                 -----------     --------      ----------      -------
  Benefit obligation at Dec. 31..............    $ 1,143,464     $ 20,112      $1,048,251      $17,410
                                                 ===========     ========      ==========      =======
Fair value of plan assets at Jan. 1..........    $ 1,978,538     $ 18,795      $1,634,696      $12,986
Actual return on plan assets.................        319,230       21,069         420,174        6,170
Benefit payments.............................        (75,949)        (785)        (76,332)        (361)
                                                 -----------     --------      ----------      -------
  Fair value of plan assets at Dec. 31.......    $ 2,221,819     $ 39,079      $1,978,538      $18,795
                                                 ===========     ========      ==========      =======
Funded status at Dec. 31 -- excess of assets
  over obligation............................    $ 1,078,355     $ 18,967      $  930,287      $ 1,385
Unrecognized transition (asset) obligation...           (387)          --            (463)          --
Unrecognized prior service cost..............        114,305        2,954          18,663           81
Unrecognized net (gain) loss.................     (1,167,340)     (22,486)       (953,825)      (3,243)
                                                 -----------     --------      ----------      -------
Accrued (prepaid) benefit obligation at Dec.
  31.........................................    $    24,933     $   (565)     $   (5,338)     $(1,777)
                                                 ===========     ========      ==========      =======

AMOUNT RECOGNIZED IN THE BALANCE SHEET

                                                              1998                       1997
                                                     -----------------------    -----------------------
                                                     NSP PLAN    NRG PORTION    NSP PLAN    NRG PORTION
                                                     --------    -----------    --------    -----------
                                                                   (THOUSANDS OF DOLLARS)
Prepaid benefit cost.............................    $24,933        $  --       $    --       $    --
Accrued benefit liability........................         --         (565)       (5,338)       (1,777)
                                                     -------        -----       -------       -------
     Net amount recognized -- asset
       (liability)...............................    $24,933        $(565)      $(5,338)      $(1,777)
                                                     =======        =====       =======       =======

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% for December 31, 1998 and 7.0% for December 31, 1997. The rate of increase in future compensation levels used in determining the actuarial present value of the projected obligation was 4.5% in 1998 and 5.0% in 1997. The assumed long-term rate of return on assets used for cost determinations was 8.5% for 1998 and 9.0% for 1997 and 1996.

     Effective Jan. 1, 1998, NSP changed its method of accounting for subsidiary pension costs under SFAS No. 87. The new method, which now allocates plan assets based on subsidiary benefit obligations, was adopted to better match earnings on total plan assets with the corresponding subsidiary benefit obligations. The effect of this change decreased periodic pension costs by $2.9 million in 1998 from 1997 levels, including $1.3 million related to periods prior to the change. The effects of this change have not been reported separately on the income statement and prior periods have not been restated due to immateriality.

POSTRETIREMENT HEALTH CARE

     NRG participates in NSP's contributory health and welfare benefit plan that provides health care and death benefits to substantially all employees after their retirement. The plan, which will terminate for nonbargaining employees after 1998, is intended to provide for sharing of costs of retiree health care between NRG and retirees. In 1994, NSP implemented a cost-sharing strategy, with 1997 and 1998 nonbargaining retirees paying 40 percent of total health care costs. Cost-sharing for bargaining employees is governed by the terms of the collective bargaining agreement.

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

     NRG's net annual periodic benefit cost under SFAS No. 106 includes the following components:

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                1998     1997     1996
                                                                ----     ----     ----
                                                                (THOUSANDS OF DOLLARS)
Service cost benefits earned................................    $165     $223     $257
Interest cost on benefit obligation.........................     145      246      233
Amortization of transition (asset) obligation...............      17       70       --
Amortization of prior service cost..........................     (40)      --       70
Recognized actuarial (gain) loss............................       2       --       26
                                                                ----     ----     ----
  Net periodic benefit cost.................................    $289     $539     $586
                                                                ====     ====     ====

     Plan assets as of December 31, 1998 consisted of investments in equity mutual funds and cash equivalents. NRG's funding policy is to contribute to NSP benefits actually paid under the plan.

     The following table sets forth the funded status of the health care plan in which NRG employees participate at December 31:

RECONCILIATION OF FUNDED STATUS

                                                             1998                        1997
                                                   ------------------------    ------------------------
                                                   NSP PLAN     NRG PORTION    NSP PLAN     NRG PORTION
                                                   --------     -----------    --------     -----------
                                                                  (THOUSANDS OF DOLLARS)
Benefit obligation at Jan. 1...................    $ 279,230      $ 3,893      $ 268,683      $ 3,211
Service cost...................................        3,247          165          5,095          223
Interest cost..................................       15,896          145         18,872          246
Plan amendments................................      (51,456)      (1,872)            --           --
Actuarial (gain) loss..........................       (9,732)        (814)         2,164          213
Benefit payments...............................      (17,423)          --        (15,584)          --
                                                   ---------      -------      ---------      -------
     Benefit obligation at Dec. 31.............    $ 219,762      $ 1,517      $ 279,230      $ 3,893
                                                   =========      =======      =========      =======
Fair Value of plan assets at Jan. 1............    $  19,783      $    --      $  15,514      $    --
Actual return on plan assets...................        2,471           --          1,461           --
Employer contributions.........................       29,683           --         18,392           --
Benefit payments...............................      (17,423)          --        (15,584)          --
                                                   ---------      -------      ---------      -------
     Fair value of plan assets at Dec. 31......    $  34,514      $    --      $  19,783      $    --
                                                   =========      =======      =========      =======
Funded status at Dec. 31 -- unfunded
  obligation...................................    $ 185,248      $ 1,517      $ 259,447      $ 3,893
Unrecognized transition obligation.............     (104,482)          --       (161,700)      (1,063)
Unrecognized prior service cost................        2,399          786             --           --
Unrecognized net gain (loss)...................       (3,790)         237        (14,406)        (579)
                                                   ---------      -------      ---------      -------
Accrued benefit liability recorded at Dec.
  31...........................................    $  79,375      $ 2,540      $  83,341      $ 2,251
                                                   =========      =======      =========      =======

     The assumed health care cost trend rates used in measuring the accumulated projected benefit obligation (APBO) at December 31, 1998 and 1997, were 8.1% and 9.2% for those under age 65, and 6.1 % and 6.8% for those over age 65, respectively. The assumed cost trends are expected to decrease each year until they reach 5.0% for both age groups in the year 2004, after which they are assumed to remain constant. A one percent increase in the assumed health care cost trend rate would increase the APBO by approximately $357 thousand as of December 31, 1998. Service and interest cost components of the net periodic postretirement cost would increase by approximately $78 thousand with a similar one percent increase in the assumed health care cost trend rate. The assumed discount rate used in determining the APBO was 6.5% for December 31, 1998 and 7.0% for December 31, 1997, compounded annually. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 106 was 8% for 1998, 1997 and 1996.

NRG EQUITY PLAN

     Employees are eligible to participate in the NRG Equity Plan (the Plan). The Plan grants phantom equity units to employees based upon performance and job grade. NRG's equity units are valued based upon NRG's growth and financial performance. The primary financial measures used in determining the equity units' value are revenue growth, return on investment and cash flow from operations. The units are awarded to employees annually at the respective year's calculated share price (grant price). The Plan provides employees with a cash pay out for the unit's appreciation in value over the vesting period. The Plan has a seven year vesting schedule with actual payments beginning after the end of the third year and continuing at 20% each year for the subsequent five years.

     The Plan includes a change of control provision, which allow all shares to vest if the ownership of NRG were to change.

NOTE 11 -- SALES TO SIGNIFICANT CUSTOMERS

     NRG and the Ramsey/Washington Resource Recovery Project have a service agreement for waste disposal, which expires in 2006. Approximately 26.5% in 1998 and 23.9% in 1997 of NRG's operating revenues were recognized under this contract. In addition, sales to one thermal customer amounted to 10.3% of operating revenues in 1998 and 9.9% of operating revenues in 1997.

NOTE 12 -- FINANCIAL INSTRUMENTS

     The estimated December 31 fair values of NRG's recorded financial instruments are as follows:

                                                                1998                    1997
                                                        --------------------    --------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                        --------     -----      --------     -----
                                                                   (THOUSANDS OF DOLLARS)
Cash and cash equivalents...........................    $  6,381    $  6,381    $ 11,986    $ 11,986
Restricted cash.....................................       4,021       4,021       1,588       1,588
Notes receivable, including current portion.........     136,291     136,291     129,687     129,687
Long-term debt, including current portion...........     502,476     519,418     498,855     489,332

     For cash, cash equivalents and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of notes receivable is based on expected future cash flows discounted at market interest rates. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues.

DERIVATIVE FINANCIAL INSTRUMENTS

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG hedges, or protects, those cash flows if appropriate foreign hedging instruments are available. NRG hedges foreign currency transactions by using forward foreign currency exchange agreements with terms of less than one to three years. The gains and losses on those agreements offset the effect of exchange rate fluctuations on NRG's known cash flows and anticipated cash flows. NRG defers gains on agreement that hedge firm commitments of cash flows, and accounts for them as part of the relevant foreign currency transaction when the transaction occurs. NRG defers losses on these agreements the same way, unless it appears that the deferral would result in recognizing a loss later.

     While NRG is not currently hedging investments involving foreign currency, NRG will hedge such investments when it believes that preserving the U.S. dollar value of the investment is appropriate. NRG is not hedging currency translation adjustments related to future operating results. NRG does not speculate in foreign currencies. Before July 1997, NRG hedged investments involving foreign currency as they were made to preserve their U.S. dollar value. Gains and losses on those agreements offset the effects of exchange rate fluctuations on the value of the investments underlying the hedges. Hedging gains and losses on those agreements were reported, net of income tax effects, with other currency translation adjustments as a separate component of stockholders' equity.

     From time to time NRG also uses interest rate hedging instruments to protect against increases in the cost of borrowing at both the corporate and project level. NRG defers gains and losses on interest rate hedging instruments, which are included and reported as part of the underlying equity investments.

     As of December 31, 1998, NRG had one contract with a notional value of $2.8 million to hedge, or protect, foreign currency denominated future cash flows. The effect of this contract on 1998 earnings was immaterial. This foreign currency exchange contract expires in 1999. Management believes that NRG's exposure to credit risk due to nonperformance by the counterparties to its forward exchange contracts is insignificant, based on the investment grade rating of the counterparties.

     NRG has one interest rate swap agreement with a notional amount of $17.5 million. This swap was entered into with an existing variable rate debt issue. The swap effectively converts the variable rate debt into fixed rate debt at
7.65 percent. If the swap had been discontinued on December 31, 1998, NRG would have had to pay the counterparty approximately $0.9 million. The swap expires on September 30, 2002.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

CONTINGENT REVENUES

     NRG and its partner Dynegy each own a 50% interest in the Long Beach and El Segundo generating stations ("California Projects"). During 1998, the first year of deregulation of the state of California power industry, the California Projects accrued certain receivables related to contingent revenues. These revenues have been deferred pending resolution of the contingency. Such amounts relate to items that are subject to contract interpretations, compliance with processes and filed market disputes. The California Projects are actively pursuing resolution and/or collection of these amounts, which totaled approximately $60 million (NRG's share approximates $30 million) as of December 31, 1998. Upon any final resolution and/or collection of these amounts, such deferred revenues will be recognized in NRG's equity income.

OPERATING LEASE COMMITMENTS

     The Company leases certain of its facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2010. Rental expense under these operating leases was $1.7 million in 1998 and $1.2 million in 1997. Future minimum lease commitments under these leases for the years ending after December 31, 1998 are as follows:

                                                                   (THOUSANDS OF
                                                                      DOLLARS)
                                                                   -------------
1999.......................................................           $ 1,807
2000.......................................................             1,693
2001.......................................................             1,631
2002.......................................................             1,097
2003.......................................................               652
Thereafter.................................................             6,791
                                                                      -------
  Total....................................................           $13,671
                                                                      =======

CAPITAL COMMITMENTS -- INTERNATIONAL

     NRG signed a Joint Development Agreement for the acquisition, upgrading, expansion and development of Energy Center Kladno in Kladno, Czech Republic. The acquisition of the existing facility is the first phase of a development project that will include upgrading the existing plant and developing a new power generation facility. NRG has made a $7.4 million commitment for the additional facilities.

     NRG is contractually committed to an additional equity investment of $7 million to Scudder Latin American Power II as of December 31, 1998.

     NRG has a $10.6 million outstanding equity commitment for the Enfield Energy Centre, a 396 MW power project under development in the North London Borough of Enfield, England.

CAPITAL COMMITMENTS -- DOMESTIC

     In 1998, NEO entered into Site Development and Coordination (SOC) Agreements with a 50% owned affiliate. The SOC agreements provide for NEO to pay the affiliate a flat, quarterly fee for operation, maintenance and development support. Variable incentive payments based upon project performance are also provided. The agreements are typically twenty years in duration with the bulk of the payments for services being made prior to 2008. Total commitments under SOC agreements amount to $36.5 million as of December 31, 1998.

     In 1998, NEO entered into a Construction Management Services Agreement with an affiliate. The agreement provides for NEO to manage the construction and/or acquisition of nineteen electric generation facilities in the U.S. The agreement provides for the payment of a management fee to NEO based upon the anticipated future cash flows from the completed projects. If a project does not meet certain performance criteria, NEO will be required to purchase the project from the affiliate at an agreed upon price. The total capital cost of the nineteen projects is expected to be $127 million. As of December 31, 1998, ten of the projects with a capital cost of $74 million had been completed and accepted by the affiliate. The remaining projects are scheduled for completion in 1999.

     In October 1998, NRG executed a binding purchase and sale agreement for $55 million with Eastern Utilities Associates to purchase the 229 MW Somerset Station, of which 69 MW is on deactivated reserve. The project is expected to financially close in the first quarter of 1999.

     In February 1999, NRG purchased from Thermal Ventures, Inc. (TVI) the remaining 50.1% limited partnership interests held by TVI in San Francisco Thermal Limited Partnership and Pittsburgh Thermal Limited Partnership for $12.3 million. In addition, upon receipt of California and Pennsylvania regulatory approval, NRG will acquire TVI's 50% member interest in North American Thermal Systems LLC (the entity holding the general partnership interest in the San Francisco and Pittsburgh partnerships) for $500,000.

     NRG, together with two other parties and the Chapter 11 Trustee, have filed a reorganization plan with the United States Bankruptcy Court to acquire the fossil generating assets of Cajun Electric Power Cooperative of Baton Rouge, Louisiana (Cajun) for approximately $1.2 billion. On February 11, 1999, the Court issued an order denying confirmation of NRG's plan and the reorganization plan proposed by a competing bidder. NRG along with its partners and the Trustee are contemplating submitting a revised plan on April 16, 1999 to accommodate the issues raised in the Court's February 11, 1999 decision. The Court has scheduled hearings and activities to review the new plans in May and June 1999.

     In December 1998, NRG and Dynegy signed agreements with San Diego Gas & Electric Company to jointly acquire 1,218 megawatts of power generation facilities located near Carlsbad and San Diego California for $356 million. NRG and Dynegy will each own 50% interest in these facilities. This transaction is expected to close in the first quarter of 1999.

     In December 1998, NRG signed agreements with Niagara Mohawk Power to purchase two coal fired power generation facilities located near Buffalo with a combined summer capacity rating of 1,360 MW for $355 million. This transaction is expected to close in the second quarter of 1999.

     In January 1999, NRG executed a binding agreement with Consolidated Edison Company of New York (ConEdison) to acquire the Astoria gas turbines facility and the Arthur Kill Generating Station for $505 million. These facilities, which are located in New York, have a combined summer capacity rating of 1,456 MW. This transaction is expected to close in the second quarter of 1999.

     In December 1997, NRG entered into a supplemental loan agreement to provide up to $22.0 million to CogenAmerica to fund its capital contribution to a project that was under construction. During 1998, NRG provided $12.0 million under this agreement and expects to fund the remaining $10.0 million in 1999.

     Also in 1996, NRG entered into an agreement requiring that it provide CogenAmerica power generation investment opportunities in the United States over a period of seven years. During the first three years of the seven-year term, NRG is obligated to offer projects to CogenAmerica having aggregate, equity value of at least $60 million or a minimum power generation capacity of 150 net megawatts. In addition, NRG has committed to finance these "Co-Investment Agreement" projects to the extent funds are not available to CogenAmerica on comparable terms from other sources. During 1997, NRG provided CogenAmerica with a 117 MW project and offered a 17 net MW project that CogenAmerica did not purchase. During 1998 NRG provided CogenAmerica with a 110 MW project; thus fulfilling the minimum requirements of the agreement.

     NRG has guaranteed the repayment of certain affiliate borrowings under a construction loan facility. The facility, which terminates in February 1999, will fund construction of landfill gas collection and electric generation projects. The loan facility commitment is $74.0 million. Accounts outstanding under the facility at December 31, 1998, which could be subject to the NRG guarantee if unpaid by affiliate, were $17.8 million.

     NRG has contractually agreed to the monetization of certain tax credits generated from landfill gas sales through the year 2007.

     Future capital commitments related to projects are as follows:

                                                                (MILLIONS OF DOLLARS)
1999........................................................           $1,264
2000........................................................                2
2001........................................................                2
2002........................................................                2
2003........................................................               --
                                                                       ------
     Total..................................................           $1,270
                                                                       ======

SOURCE OF CAPITAL

     NRG anticipates funding its ongoing capital commitments through the issuance of debt, additional equity from NSP, and operating cash flows.

CLAIMS AND LITIGATION

     In the normal course of business, NRG is a party to routine claims and litigation arising from current and prior operations. NRG is actively defending these matters and does not feel the outcome of such matters would materially impact the results of operation.

NOTE 14 -- SEGMENT REPORTING

     Effective December 31, 1998, NRG adopted SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information. NRG conducts its business within three segments: Independent Power Generation, Alternative Energy (Resource Recovery and Landfill Gas) and Thermal projects. These segments are distinct components of NRG with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges that have not been allocated to the operating segments.

                                                 INDEPENDENT
                                                    POWER      ALTERNATIVE
                                                 GENERATION      ENERGY      THERMAL     OTHER       TOTAL
                                                 -----------   -----------   -------     -----       -----
                                                                   (THOUSANDS OF DOLLARS)
1998
OPERATING REVENUES
  Revenues from wholly-owned operations(a).....   $  8,185       $30,143     $52,699    $  7,660    $98,687
  Intersegment revenues........................         --         1,737          --          --      1,737
  Equity in earnings of unconsolidated
    affiliates(b)..............................     81,948        (1,314)      1,215        (143)    81,706
                                                  --------       -------     -------    --------    -------
         Total operating revenues..............     90,133        30,566      53,914       7,517    182,130
                                                  --------       -------     -------    --------    -------
OPERATING COSTS AND EXPENSES
  Cost of wholly-owned operations..............      7,097        20,980      24,665        (329)    52,413
  Depreciation and amortization................        980         5,590       9,258         492     16,320
  General, administrative, and development.....     (7,099)        7,776       3,298      52,410     56,385
                                                  --------       -------     -------    --------    -------
         Total operating costs and expenses....        978        34,346      37,221      52,573    125,118
                                                  --------       -------     -------    --------    -------
OPERATING INCOME...............................     89,155        (3,780)     16,693     (45,056)    57,012
                                                  --------       -------     -------    --------    -------
OTHER INCOME (EXPENSE)
  Minority interest in earnings of consolidated
    Subsidiary.................................     (2,251)           --          --          --     (2,251)
  Write-off of investment......................    (26,740)           --          --          --    (26,740)
  Gain on sale of interest in projects.........     29,950            --          --          --     29,950
  Other income, net............................      2,482         2,683         118       3,137      8,420
  Interest expense.............................       (586)       (1,921)     (7,359)    (40,447)   (50,313)
                                                  --------       -------     -------    --------    -------
         Total other income (expense)..........      2,855           762      (7,241)    (37,310)   (40,934)
                                                  --------       -------     -------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES..............     92,010        (3,018)      9,452     (82,366)    16,078
INCOME TAX (BENEFIT)...........................     18,605       (16,445)      2,852     (30,666)   (25,654)
                                                  --------       -------     -------    --------    -------
NET INCOME.....................................   $ 73,405       $13,427     $ 6,600    $(51,700)   $41,732

                                                 INDEPENDENT
                                                    POWER      ALTERNATIVE
                                                 GENERATION      ENERGY      THERMAL     OTHER       TOTAL
                                                 -----------   -----------   -------     -----       -----
                                                                   (THOUSANDS OF DOLLARS)
1997
OPERATING REVENUES
  Revenues from wholly-owned operations(a).....   $  5,339       $27,257     $48,604    $  9,926    $91,126
  Intersegment revenues........................         --           926          --          --        926
  Equity in earnings of unconsolidated
    affiliates(b)..............................     26,206          (192)        186          --     26,200
                                                  --------       -------     -------    --------    -------
         Total operating revenues..............     31,545        27,991      48,790       9,926    118,252
                                                  --------       -------     -------    --------    -------
OPERATING COSTS AND EXPENSES
  Cost of wholly-owned operations..............      1,693        17,730      24,902       2,392     46,717
  Depreciation and amortization................        483         2,842       6,623         362     10,310
  General, administrative, and development.....      8,186         6,111       2,403      26,416     43,116
                                                  --------       -------     -------    --------    -------
         Total operating costs and expenses....     10,362        26,683      33,928      29,170    100,143
                                                  --------       -------     -------    --------    -------
OPERATING INCOME...............................     21,183         1,308      14,862     (19,244)    18,109
                                                  --------       -------     -------    --------    -------
OTHER INCOME (EXPENSE)
  Minority interest in earnings of consolidated
    Subsidiary.................................       (131)           --          --          --       (131)
  Write-off of investment......................     (8,964)           --          --          --     (8,964)
  Gain on sale of interest in projects.........      1,559            --          --       7,143      8,702
  Other income, net............................      5,888         2,618         (14)      3,272     11,764
  Interest expense.............................       (653)         (529)     (5,958)    (23,849)   (30,989)
                                                  --------       -------     -------    --------    -------
         Total other income (expense)..........     (2,301)        2,089      (5,972)    (13,434)   (19,618)
                                                  --------       -------     -------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES..............     18,882         3,397       8,890     (32,678)    (1,509)
INCOME TAX (BENEFIT)...........................     (6,502)       (4,888)      3,165     (15,266)   (23,491)
                                                  --------       -------     -------    --------    -------
NET INCOME.....................................   $ 25,384       $ 8,285     $ 5,725    $(17,412)   $21,982
1996
OPERATING REVENUES
  Revenues from wholly-owned operations(a).....   $    111       $26,195     $42,721    $  1,077    $70,104
  Intersegment revenues........................         --         1,545          --          --      1,545
  Equity in earnings of unconsolidated
    affiliates(b)..............................     32,657           207         (41)         (8)    32,815
                                                  --------       -------     -------    --------    -------
         Total operating revenues..............     32,768        27,947      42,680       1,069    104,464
                                                  --------       -------     -------    --------    -------
OPERATING COSTS AND EXPENSES
  Cost of wholly-owned operations..............        396        12,893      23,251          22     36,562
  Depreciation and amortization................         22         1,983       5,848         525      8,378
  General, administrative, and development.....      6,093         8,158       2,083      22,614     39,248
                                                  --------       -------     -------    --------    -------
         Total operating costs and expenses....      6,511        23,334      31,182      23,161     84,188
                                                  --------       -------     -------    --------    -------
OPERATING INCOME...............................     26,257         4,613      11,498     (22,092)    20,276
                                                  --------       -------     -------    --------    -------
OTHER INCOME (EXPENSE)
  Other income, net............................      3,474           644          --       5,359      9,477
  Interest expense.............................        951          (336)     (5,792)    (10,253)   (15,430)
                                                  --------       -------     -------    --------    -------
         Total other income (expense)..........      4,425           308      (5,792)     (4,894)    (5,953)
                                                  --------       -------     -------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES..............     30,682         4,921       5,706     (26,986)    14,323
INCOME TAX (BENEFIT)...........................         91         2,106       2,360     (10,212)    (5,655)
                                                  --------       -------     -------    --------    -------
NET INCOME.....................................   $ 30,591       $ 2,815     $ 3,346    $(16,774)   $19,978

---------------
(a) Revenues from wholly-owned operations are from external customers located in the United States.

(b) NRG has significant equity investments for non-regulated projects outside of the United States. Equity earnings of consolidated affiliates, primarily independent power projects, includes $29.3 million in 1998, $27.1 million in 1997 and $29.5 million in 1996 from non-regulated projects located outside of United States. NRG's equity investments in projects outside of the United States were $591 million in 1998, $517 million in 1997 and $295 million in 1996.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements
        Included in Part II.

(a)(2)  Supplemental Financial Statement Schedules

            Exhibit 99.1 contains the financial statements of Mitteldeutsche Braunkohlengesell Schaft mbH ("MIBRAG").

            Exhibit 99.2 contains the financial statements of Saale Energie GmbH ("Saale").

            Exhibit 99.3 contains the financial statements of Sunshine State Power BVI and Sunshine State Power BVII (the "Sunshines").

            Exhibit 99.4 contains the financial statements of El Segundo Power LLC.

            All other financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3)  Exhibits

  3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Registrants' Registration Statement on Form S-1, as amended, File No. 333-33397.) ("Form S-1")
  3.2 By-Laws. (Incorporated herein by reference to Exhibits 3.2 to the Form S-1.)
  4.1 Indenture, dated as of June 1, 1997, between NRG and Norwest Bank Minnesota, National Association. (Incorporated herein by reference to Exhibit 4.1 to the Form S-1).
  4.2 Form of Exchange Notes. (Incorporated herein by reference to Exhibit 4.2 to the Form S-1).
 10.1 Employment Contract, dated as of June 28, 1995, between NRG and David H. Peterson. (Incorporated herein by reference to Exhibit 10.1 to the Form S-1.)
 10.2 Indenture, dated as of January 31, 1996, between NRG and Norwest Bank Minnesota, National Association, As Trustee. (Incorporated herein by reference to Exhibit 10.2 to the Form S-1).
 10.3 Revolving Credit Agreement, dated as of March 17, 1997, ("ABN Credit Agreement") among NRG, the banks party thereto and ABN AMRO Bank, N.V. as Agent. (Incorporated herein by reference to Exhibit 10.3 to the Form S-1).
 10.4 Note Agreement, dated August 20, 1993, among NRG Energy Center, Inc. and each of the purchasers named therein. (Incorporated herein by reference to Exhibit 10.4 to the Form S-1).
 10.5 Master Shelf and Revolving Credit Agreement, dated August 20, 1993 among NRG Energy Center, Inc., The Prudential insurance Registrants of America and each Prudential Affiliate which becomes party thereto. (Incorporated herein by reference to Exhibit 10.5 to the Form S-1).
 10.6 Energy Agreement, dated February 12, 1988 between NRG (formerly known as Norenco Corporation) and Waldorf Corporation (the "Energy Agreement"). (Incorporated herein by reference to Exhibit 10.6 to the Form S-1).
 10.7 First Amendment to the Energy Agreement, dated August 27, 1993. (Incorporated herein by reference to Exhibit 10.7 to the Form S-1)
 10.8 Second Amendment to the Energy Agreement, dated August 27, 1993. (Incorporated herein by reference to Exhibit 10.8 to the Form S-1).
 10.9 Third Amendment to the Energy Agreement, dated August 27, 1993. (Incorporated herein by reference to Exhibit 10.9 to the Form S-1).
 10.10 Construction, Acquisition, and Term Loan Agreement, dated September 2, 1997 by and among NEO Landfill Gas, Inc , as Borrower, the lenders named on the signature pages, Credit Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corporation as Term Agent. (Incorporated herein by reference to Exhibit 10.10 to the Form S-1).

    10.11  Guaranty, dated September 12, 1997 by NRG in favor of Credit Lyonnais New York Branch as agent for the
           Construction/Acquisition Lenders. (Incorporated herein by reference to Exhibit 10.11 to the Form S-1).
    10.12  Construction, Acquisition, and Term Loan Agreement, dated September 2, 1997 by and among Minnesota
           Methane LLC, as Borrower, the lenders named on the signature pages, Credit Lyonnais New York Branch, as
           Construction/Acquisition Agent and Lyon Credit Corporation as Term Agent. (Incorporated herein by reference to Exhibit 10.12 to the Form S-1).
    10.13  Guaranty, dated September 12, 1997 by NRG in favor of Credit Lyonnais New York Branch as agent for the
           Construction/Acquisition Lenders. (Incorporated herein by reference to Exhibit 10.14 to the Form S-1).
    10.14  Non Operating Interest Acquisition Agreement dated as of September 12, 1997, by and among NRG and NEO
           Corporation. (Incorporated herein by reference to Exhibit 10.14 to the Form S-1).
    10.15  First Amendment to ABN Credit Agreement, dated as of March 17, 1998. (Incorporated by reference to
           Exhibit 10.15 of Form 10-K for the year ended December 31, 1997).
    10.16  364-Day Revolving Credit Agreement dated as of March 17, 1998, among NRG Energy, Inc., the Banks party thereto and ABN AMRO Bank N.V. as Agent. (Incorporated by reference to Exhibit 10.16 of Form-10K for the year ended December 31, 1997).
    10.17  Employment Agreements between the Company and certain officers dated as of April 15, 1998. (Incorporated herein by reference to Exhibit 10.17 on Form 10-Q for the quarter ended March 31, 1998).
    23.1   Consent of PricewaterhouseCoopers LLP.
    24     Power of Attorney (included on signature page).
    27     Financial Data Schedule.
    99.1   Financial Statements of "MIBRAG".
    99.2   Financial Statements of "Saale" (upon amendment).
    99.3   Financial Statements of "Sunshines" (upon amendment).
    99.4   Financial Statements of "El Segundo".

   (b)  Reports on Form 8-K

        On October 6, 1998, NRG filed a Form-8K reporting under Item 5 -- Other Events. NRG announced that it will write down its $20.0 million pre-tax accumulated project development expenditures for its West Java, Indonesia project due to the uncertainties surrounding all infrastructure projects in Indonesia.

        On December 22, 1999, NRG filed a Form 8-K reporting under Item
        5 -- Other Events. NRG announced that it sold one-half of its interest in Enfield Energy Centre Ltd. project resulting in a pre-tax gain of approximately $26.2 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                                         NRG ENERGY, INC.

                                         By:    /s/
                                            ------------------------------------
                                                     Leonard A. Bluhm
                                             Executive Vice President and Chief
                                                    Financial Officer

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

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 25, 1999:

                  SIGNATURE                                              TITLE
                  ---------                                              -----

          /s/                                    Chairman of the Board, President and Chief Executive
---------------------------------------------    Officer (Principal Executive Officer)
              David H. Peterson

          /s/                                    Executive Vice President and Chief Financial Officer
---------------------------------------------    (Principal Financial Officer)
              Leonard A. Bluhm

          /s/                                    Controller (Principal Accounting Officer)
---------------------------------------------
               David E. Ripka

          /s/                                    Director
---------------------------------------------
               Gary R. Johnson

          /s/                                    Director
---------------------------------------------
              Cynthia L. Lesher

          /s/                                    Director
---------------------------------------------
             Edward J. McIntyre

          /s/                                    Director
---------------------------------------------
                John A. Noer

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     An annual report will be sent to security holders and will be supplementally filed with the Commission. Such annual report to security holders shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934. No proxy material will be sent to security holders.