Form 10-Q
period 1999-03-31
NRG ENERGY INC
filed 1999-05-12
CIK 1013871

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934


      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For Quarter Ended  March 31, 1999          Commission File Number     333-33397
                   --------------                                     ---------

                                NRG Energy, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      41-1724239
--------------------------------------------------------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall, Minneapolis, Minnesota                 55403
--------------------------------------------------------------------------------
(Address of principal executive officers)                (Zip Code)

Registrant's telephone number, including area code      (612) 373-5300
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

                               Yes  X    No
                                   ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at May 12, 1999
         -----------------------------             ---------------------------
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

INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                       --------

PART I


Item 1       Consolidated Financial Statements and Notes

             Consolidated Statements of Income                                1

             Consolidated Balance Sheets                                    2-3

             Consolidated Statements of Stockholder's Equity                  4

             Consolidated Statements of Cash Flows                            5

             Notes to Financial Statements                                  6-8

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-11


PART II


Item 6       Exhibits, Financial Statement Schedules, and Reports            12
             on Form 8-K





SIGNATURES                                                                   13

PART I
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
(Thousands of Dollars)                                          1999                               1998
---------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations                  $ 37,847                            $ 24,522
      Equity in earnings of unconsolidated affiliates           8,667                              16,081

---------------------------------------------------------------------------------------------------------
            Total operating revenues                           46,514                              40,603
---------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
      Cost of wholly-owned operations                          27,940                              13,646
      Depreciation and amortization                             4,734                               3,676
      General, administrative, and development                 15,985                              13,170
---------------------------------------------------------------------------------------------------------
            Total operating costs and expenses                 48,659                              30,492
---------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                        (2,145)                             10,111
---------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Minority interest in earnings of consolidated subsidiary   (464)                             (1,032)
      Other income, net                                           734                                  57
      Interest expense                                        (11,059)                            (11,453)
---------------------------------------------------------------------------------------------------------
            Total other expense                               (10,789)                            (12,428)
---------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                      (12,934)                             (2,317)
INCOME TAXES - BENEFIT                                         11,994                               8,406
---------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                            $   (940)                           $  6,089
=========================================================================================================




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                          MARCH 31,         DECEMBER 31,
(Thousands of Dollars)                                                                      1999               1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                        $    12,468         $     6,381
      Restricted cash                                                                        2,137               4,021
      Accounts receivable-trade, less allowance
            for doubtful accounts of $100                                                   16,868              15,223
      Accounts receivable-affiliates                                                        18,606               7,324
      Current portion of notes receivable - affiliates                                       2,959               4,460
      Current portion of notes receivable                                                        -              26,200
      Income taxes receivable                                                                7,605              21,169
      Inventory                                                                              4,286               2,647
      Prepayments and other current assets                                                   3,787               4,533
----------------------------------------------------------------------------------------------------------------------
            Total current assets                                                            68,716              91,958
----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
      In service                                                                           295,977             291,558
      Under construction                                                                     7,264               5,352
----------------------------------------------------------------------------------------------------------------------
                                                                                           303,241             296,910
      Less accumulated depreciation                                                        (95,768)            (92,181)
----------------------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                              207,473             204,729
----------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Investments in projects                                                              814,807             800,924
      Capitalized project costs                                                             15,171              13,685
      Notes receivable, less current portion - affiliates                                  111,150             101,887
      Notes receivable, less current portion                                                 3,744               3,744
      Intangible assets, net of accumulated amortization of $3,334 and $2,984               22,203              22,507
      Debt issuance costs, net of accumulated amortization of $1,910 and $1,675              7,879               7,276
      Other assets, net of accumulated amortization of $7,366 and $7,350                    47,536              46,716
----------------------------------------------------------------------------------------------------------------------
            Total other assets                                                           1,022,490             996,739
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 1,298,679         $ 1,293,426
======================================================================================================================





See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                      MARCH 31,        DECEMBER 31,
                                                                        1999              1998
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
      Current portion of long-term debt                           $     7,602         $     8,258
      Revolving line of credit                                         30,000                   -
      Accounts payable-trade                                           12,746               7,371
      Accrued property and sales taxes                                  5,049               3,251
      Accrued salaries, benefits and related costs                      5,111               7,551
      Accrued interest                                                  9,119               7,648
      Other current liabilities                                         5,489               8,289
-------------------------------------------------------------------------------------------------
            Total current liabilities                                  75,116              42,368
-------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                      12,982              13,516
CONSOLIDATED PROJECT-LEVEL, LONG TERM, NONRECOURSE DEBT               115,417             113,437
CORPORATE LEVEL LONG-TERM DEBT, LESS CURRENT PORTION                  375,000             504,781
DEFERRED REVENUES                                                       8,161               7,748
DEFERRED INCOME TAXES                                                  20,368              19,841
DEFERRED INVESTMENT TAX CREDITS                                         1,279               1,343
POSTRETIREMENT AND OTHER BENEFIT OBLIGATIONS                           10,339              11,060
-------------------------------------------------------------------------------------------------
            Total liabilities                                         618,662             714,094
-------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
      Common stock; $1 par value; 1,000 shares authorized;
        1,000 shares issued and outstanding                                 1                   1
      Additional paid-in capital                                      631,913             531,913
      Retained earnings                                               129,075             130,015
      Accumulated other comprehensive income                          (80,972)            (82,597)
-------------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                      680,017             579,332
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $ 1,298,679         $ 1,293,426
=================================================================================================






See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                            Accumulated
                                                           Additional                          Other           Total
                                               Common       Paid-in         Retained        Comprehensive  Stockholder's
(Thousands of Dollars)                         Stock        Capital         Earnings            Income         Equity
------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1998                     $  1        $431,913        $  88,283         $(69,499)        $ 450,698
Net Income                                                                      6,089                              6,089
Foreign currency translation adjustments                                                         3,451             3,451
                                                                                                         ---------------
Comprehensive income                                                                                               9,540
                                      ----------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1998                      $  1        $431,913        $  94,372         $(66,048)        $ 460,238
                                      ----------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                     $  1        $531,913        $ 130,015         $(82,597)        $ 579,332
Net Loss                                                                         (940)                              (940)
Foreign currency translation adjustments                                                         1,625             1,625
                                                                                                         ---------------
Comprehensive income                                                                                                 685
Capital Contribution from parent                             100,000                                             100,000
------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1999                      $  1        $631,913        $ 129,075         $(80,972)        $ 680,017
                                      ----------------------------------------------------------------------------------
                                      ----------------------------------------------------------------------------------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
(Thousands of Dollars)                                                              1999            1998
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) income                                                         $    (940)        $  6,089

      Adjustments to reconcile net (loss) income to net cash
        provided by operating activities
            Undistributed equity earnings of unconsolidated affiliates              2,427          (12,541)
            Depreciation and amortization                                           4,734            3,676
            Deferred income taxes and investment tax credits                          463           (3,042)
            Minority interest                                                        (534)             218
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
                Accounts receivable                                                (1,645)           1,521
                Accounts receivable-affiliates                                    (11,282)          13,598
                Accrued income taxes                                               13,564           (6,355)
                Prepayments and other current assets                                 (893)           1,954
                Accounts payable-trade                                              5,375           (3,496)
                Accrued property and sales tax                                      1,798              901
                Accrued salaries, benefits and related costs                       (2,440)            (456)
                Accrued interest                                                    1,471            3,293
                Other current liabilities                                          (2,800)          (1,128)
                Cash provided by changes in other assets and liabilities           (1,641)            (335)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           7,657            3,897
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Investments in projects                                                     (16,267)         (38,952)
      Changes in notes receivable (net)                                            18,438           24,733
      Purchase of plant, property and equipment                                    (6,331)          (3,534)
      Decrease (increase) in restricted cash                                        1,884             (195)
----------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                              (2,276)         (17,948)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions from parent                                           100,000                -
      Proceeds from issuance of long-term debt                                          -           10,670
      Principal payments on long-term debt                                        (99,294)          (2,209)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             706            8,461
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,087           (5,590)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,381           11,986
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  12,468         $  6,396
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

The Company is a wholly owned subsidiary of Northern States Power Company (NSP), a Minnesota corporation. Additional information regarding the Company can be found in NSP's Form 10-Q for the three months ended March 31, 1999.

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and December 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998, and its cash flows and stockholders' equity for the three months ended March 31, 1999 and 1998.

1.   BUSINESS DEVELOPMENTS

     In October 1998, the Company executed a binding agreement to purchase the Somerset power station for approximately $55 million from the Eastern Utilities Association (EUA). The Somerset station, located in Somerset, Massachusetts, includes two coal-fired generating facilities and two aeroderivative combustion turbine peaking units supplying 229 MW in aggregate, of which 69 MW is on deactivated reserve. The project reached financial close in April 1999.

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

     In January 1999, NRG reached agreement to purchase the Arthur Kill generating station and the Astoria gas turbine site for $505 million from Consolidated Edison Company. These facilities, which are located in New York, have a combined summer capacity rating of 1,456 MW. The acquisition is expected to close in the second quarter of 1999, pending regulatory approvals.

     In February 1999, NRG purchased from Thermal Ventures, Inc. (TVI) the remaining 50.1% limited partnership interests held by TVI in San Francisco Thermal Limited Partnership and Pittsburgh Thermal Limited Partnership for $12.3 million. In April 1999, NRG acquired TVI's 50% member interest in North American Thermal Systems LLC (the entity holding the general partnership interest in the San Francisco and Pittsburgh partnerships) for $500,000.

     In April 1999, NRG reached agreement to purchase the 1,700 MW oil/gas-fired Oswego generating station for $91 million from Niagara Mohawk Power and Rochester Gas and Electric. This facility is located in New York. The acquisition is expected to close in the fourth quarter of 1999, pending regulatory approvals.

     NRG, together with two other parties and the Chapter 11 trustees, filed a plan with the United States Bankruptcy Court for the Middle District of Louisiana to acquire 1,706 MW of fossil generating assets from Cajun electric Power Cooperative of Baton Rouge, La., (Cajun) for approximately $1.0 billion. In addition to the NRG plan, the bankruptcy court was considering one other plan submitted by Southwestern Electric Power Co. In February 1999, the bankruptcy court refused to confirm either of the proposed plans. NRG, its partner and the Trustee, have submitted a revised plan and a confirmation hearing has been scheduled for June of 1999.

2.   CONTINGENT REVENUES

     NRG and its partner Dynegy each own a 50% interest in the Long Beach and El Segundo generating stations ("California Projects"). During 1998, the first year of deregulation of the state of California power industry, the California Projects accrued certain receivables related to contingent revenues. These revenues have been deferred pending resolution of the contingency. Such amounts relate to items that are subject to contract interpretations, compliance with processes and filed market disputes. The California Projects are actively pursuing resolution and/or collection of these amounts, which totaled approximately $60 million (NRG's share approximates $30 million) as of March 31, 1999. Upon any final resolution and/or collection of these amounts, such deferred revenues will be recognized in NRG's equity income.

3.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 20-50% investments in four companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:

                                        THREE MONTHS ENDED
                                             MARCH 31,
(Thousands of Dollars)                 1999            1998
                                     ------------------------
Net sales                            $154,345        $137,831
Other income                              124           8,946
Costs and expenses:
   Cost of sales                      127,116         117,824
   General and administrative           7,677           4,738
                                     ------------------------
                                      134,793         122,562
                                     ------------------------
Income before income taxes             19,676          24,215
Income taxes                            5,705           3,846
                                     ------------------------
Net income                           $ 13,971        $ 20,369
                                     ========================
Company's share of net income        $  5,511        $  7,566
                                     ========================

4.   LONG TERM DEBT

     In March 1999, NRG filed a shelf registration with the SEC for up to $500 million in debt securities. The net proceeds will be used to finance our equity investment in connection with pending acquisitions and for general corporate purposes which may include financing the development and construction of new facilities, working capital, debt reduction, capital expenditures and potential acquisitions. NRG plans to issue approximately $300 million in debt securities during the second quarter of 1999. In anticipation of this transaction, NRG executed $100 million in 10-year treasury locks at 5.10% interest with an effective yield of 5.19%.

5.   SEGMENT REPORTING

     NRG conducts its business within three segments: Independent Power Generation, Alternative Energy (Resource Recovery and Landfill Gas) and Thermal projects. These segments are distinct components of NRG with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges that have not been allocated to the operating segments. Segment information for the quarter ended March 31, 1999 and 1998 is as follows:



THREE MONTHS ENDED
MARCH 31, 1999                                       INDEPENDENT
(Thousands of Dollars)                                  POWER       ALTERNATIVE
                                                     GENERATION        ENERGY       THERMAL       OTHER             TOTAL
                                                     ----------------------------------------------------------------------
OPERATING REVENUES
  Revenues from wholly-owned operations                $13,063        $6,280        $15,145        $ 3,035         $ 37,523
  Intersegment revenues                                      -           324              -              -              324
  Equity in earnings of unconsolidated affiliates        7,830           249          1,162           (574)           8,667
                                                       --------------------------------------------------------------------
     Total operating revenues                           20,893         6,853         16,307          2,461           46,514
                                                       --------------------------------------------------------------------
  NET INCOME                                           $   949        $3,513        $ 2,162        $(7,564)        $   (940)


THREE MONTHS ENDED
MARCH 31, 1998                                       INDEPENDENT
(Thousands of Dollars)                                  POWER       ALTERNATIVE
                                                     GENERATION        ENERGY       THERMAL          OTHER           TOTAL
                                                     ----------------------------------------------------------------------
OPERATING REVENUES
  Revenues from wholly-owned operations                $   400        $6,809        $14,417        $  2,544         $24,170
  Intersegment revenues                                      -           353              -               -             353
  Equity in earnings of unconsolidated affiliates       15,659           387            153            (119)         16,080
                                                       --------------------------------------------------------------------
     Total operating revenues                           16,059         7,549         14,570           2,425          40,603
                                                       --------------------------------------------------------------------
  NET INCOME                                           $12,462        $3,724        $ 1,716        $(11,813)        $ 6,089

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the Balance Sheet, and that changes in fair value be recognized either currently in earnings or deferred as a component of Other Comprehensive Income, depending on the intended use of derivative and the resulting designation (e.g., as a qualifying hedge). The Company will be required to adopt this statement in 2000, but can elect to adopt it in 1999. The Company has not yet determined the potential impacts of implementing this statement or the expected adoption date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------




                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions H
(1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare NRG's revenue and expense items for the three months ended March 31, 1999 with the three months ended March 31, 1998.

                              RESULTS OF OPERATIONS

              FOR THE QUARTER ENDED MARCH 31, 1999 COMPARED TO THE
                          QUARTER ENDED MARCH 31, 1998

         Net loss for the quarter ended March 31, 1999, was $.9 million, a decrease of $7 million compared to net income of $6.1 million in the same period in 1998. This decrease was due to the factors described below.

OPERATING REVENUES

         For the quarter ended March 31, 1999, revenues from wholly-owned operations were $37.8 million, compared to $24.5 million for the quarter ended March 31, 1998, an increase of $13.3 million or 54%. The increase resulted from energy sales to Eastern Utilities Association (EUA) under an agreement that went into effect on January 1, 1999 in anticipation of NRG's acquisition of the Somerset facility, which was completed in April 1999. Under the terms of the agreement, NRG will provide various entities within EUA with a fixed percentage of their energy needs for a period of 6.2 to 11 years. For the quarter ended March 31, 1999, revenues from wholly owned operations consisted primarily of revenue from heating, cooling and thermal activities (38%), electrical generation (56%) and technical services (6%).

         Equity in earnings of unconsolidated project affiliates was $8.7 million for the quarter ended March 31, 1999, compared to $16.1 million for the quarter ended March 31, 1998, an decrease of 46%. Approximately $4.5 million of the decrease is due to transaction adjustment related to the Kladno Project. A portion of the Kladno project's debt is denominated in U.S. dollars and German deutsche marks, which strengthened against the Czech koruna in the first quarter of 1999. Under the provisions of SFAS No. 52, the Kladno project records foreign currency gains and losses through the income statement. If the value of the Czech koruna increases, Kladno will record a corresponding gain in future periods. In addition to the currency transaction loss, NRG experienced lower earnings from the MIBRAG project.

OPERATING COSTS AND EXPENSES

         Cost of wholly owned operations was $27.9 million for the first quarter ended March 31, 1999, an increase of $14.2 million, or 104.7%, over the same period in 1998. The increase is primarily due to energy purchases made to satisfy the EUA power sales agreement. In addition, there were approximately $1.1 million of additional fixed costs at NEO and the Thermal projects.

         Depreciation and amortization costs were $4.7 million for the quarter ended March 31, 1999 compared to $3.7 million for the quarter ended March 31, 1998. The depreciation and amortization increase was due primarily to new NEO projects.

         General, administrative and development costs were $16.0 million for the first quarter ended March 31, 1999, compared to $13.2 million for the quarter ended March 31, 1998. The $2.8 million increase is due primarily to increased business development, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and preparation for several pending acquisitions later in 1999.

OTHER INCOME (EXPENSE)

         Other expense was $10.8 million for the first quarter ended March 31, 1999, compared with $12.4 million for the quarter ended March 31, 1998. The decrease is due to a reduction in interest expense from lower outstanding balances on the Company's revolving line of credit and increased interest income from loans to affiliates.

INCOME TAX

         We recognized an income tax benefit due to tax losses from domestic operations and due to the recognition of certain tax credits. The net income tax benefit for the first quarter ended March 31, 1999, increased by $3.6 million to $12.0 million as compared to $8.4 million for the same quarter one year earlier primarily due to an increase in Section 29 tax credits from NEO operations and higher domestic losses.

YEAR 2000 (Y2K) READINESS

         To the extent allowed, the information in the following section is designated as a "Year 2000 Readiness Disclosure." NRG is incurring costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond. A committee made up of senior management is leading NRG's initiatives to identify Y2K related issues and remediate business processes as necessary. NRG is also partnering with its parent, NSP, to ensure a consistent overall company process in addressing the Y2K issue, as discussed in NRG's 1998 Form 10-K.

NRG's is on schedule for completion of its Y2K project based on the following timetable:

     -   Assessment/discovery - Completed November 1, 1998

     -   Analysis/testing - Completed May 1, 1999

     -   Y2K Ready - July 1, 1999

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
27       Financial Data Schedule for the period ended March 31, 1999.

(b)      REPORTS ON FORM 8-K:
         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NRG ENERGY, INC.
                                      ------------------------------------
                                      (Registrant)

                                      /s/ Leonard A. Blum
                                      ------------------------------------
                                      Leonard A. Blum
                                      Executive Vice  President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

                                      /s/ David E. Ripka
                                      ------------------------------------
                                      David E. Ripka
                                      Controller
                                      (Principal Accounting Officer)

Date:  May 12, 1999