Form 10-K405/A
period 1998-12-31
NRG ENERGY INC
filed 1999-06-23
CIK 1013871

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


     As of June 23, 1999, there were 1,000 shares of common stock, $1.00 par value, outstanding, all of which were owned by Northern States Power Company. No other voting or non-voting common equity is held by non-affiliates of the Registrant.


     The Registrant meets the conditions set forth in General Instruction I (1)
     (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     Documents Incorporated by Reference: None

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 1999.



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