Form 10-Q
period 1999-06-30
NRG ENERGY INC
filed 1999-08-16
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934


       Transition report pursuant to Section 13 or 15(d) of the ----- Securities Exchange Act of 1934

For Quarter Ended  June 30, 1999           Commission File Number   333-33397
                   ------------------------                         ---------

                                NRG Energy, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    41-1724239
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall, Minneapolis, Minnesota                  55403
-------------------------------------------------------------------------------
(Address of principal executive officers)                 (Zip Code)

Registrant's telephone number, including area code        (612) 373-5300
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

                               Yes  X   No
                                  ------  ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at August 16, 1999
      --------------------------------           ------------------------------
         Common Stock, $1.00 par value                    1,000 Shares

         All outstanding common stock of NRG Energy, Inc., is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

         The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.



         INDEX

                                                                                                      PAGE NO.
                                                                                                      -------
         PART I


         Item 1       Consolidated Financial Statements and Notes

                      Consolidated Statements of Income                                                  1

                      Consolidated Balance Sheets                                                      2-3

                      Consolidated Statements of Stockholder's Equity                                    4

                      Consolidated Statements of Cash Flows                                              5

                      Notes to Financial Statements                                                    6-8

         Item 2       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                             9-11


         PART II

         Item 1       Legal Proceedings                                                                 13

         Item 6       Exhibits, Financial Statement Schedules, and Reports                           14-15
                      on Form 8-K




         SIGNATURES                                                                                     16


CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)



                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
(Thousands of Dollars)                                              1999            1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES

      Revenues from wholly-owned operations                      $  60,034        $  25,260         $ 97,881         $ 49,782
      Equity in earnings of unconsolidated affiliates                6,625           13,102           15,292           29,183
-----------------------------------------------------------------------------------------------------------------------------------
         Total operating revenues                                   66,659           38,362          113,173           78,965
===================================================================================================================================
OPERATING COSTS AND EXPENSES

      Cost of wholly-owned operations                               41,124           12,659           69,064           26,305
      Depreciation and amortization                                  6,291            4,373           11,025            8,049
      General, administrative, and development                      16,288           11,210           32,273           24,380
-----------------------------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses                         63,703           28,242          112,362           58,734
===================================================================================================================================
OPERATING INCOME                                                     2,956           10,120              811           20,231
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)

      Minority interest in earnings of consolidated
      subsidiaries                                                    (691)            (128)          (1,155)          (1,160)
      Other income, net                                              2,574            1,842            3,308            1,899
      Interest expense                                             (15,788)         (12,798)         (26,847)         (24,251)
-----------------------------------------------------------------------------------------------------------------------------------
         Total other expense                                       (13,905)         (11,084)         (24,694)         (23,512)
===================================================================================================================================
LOSS BEFORE INCOME TAXES                                           (10,949)            (964)         (23,883)          (3,281)

INCOME TAXES - BENEFIT                                             (13,290)          (7,933)         (25,284)         (16,339)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $   2,341        $   6,969         $  1,401         $ 13,058
===================================================================================================================================




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                        JUNE 30,           DECEMBER 31,
(Thousands of Dollars)                                                                   1999                 1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                    $    65,962           $   6,381
      Restricted cash                                                                    2,452               4,021
      Accounts receivable-trade, less allowance
        for doubtful accounts of $118 and $100                                          39,314              15,223
      Accounts receivable-affiliates                                                    16,751               7,324
      Current portion of notes receivable - affiliates                                  11,895               4,460
      Current portion of notes receivable                                                   --              26,200
      Income taxes receivable                                                            6,623              21,169
      Inventory                                                                         48,028               2,647
      Prepayments and other current assets                                              18,504               4,533
--------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                           209,529              91,958
==========================================================================================================================
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

      In service                                                                     1,198,607             291,558
      Under construction                                                                33,309               5,352
--------------------------------------------------------------------------------------------------------------------------
                                                                                     1,231,916             296,910
      Less accumulated depreciation                                                   (104,713)            (92,181)
--------------------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                            1,127,203             204,729
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS

      Investments in projects                                                          811,491             800,924
      Capitalized project costs                                                         31,622              13,685
      Notes receivable, less current portion - affiliates                              108,332             101,887
      Notes receivable, less current portion                                             3,791               3,744
      Intangible assets, net of accumulated amortization of $3,896 and $2,984           45,190              22,507
      Debt issuance costs, net of accumulated amortization of $2,502 and $1,675         16,492               7,276
      Other assets, net of accumulated amortization of $7,835 and $7,350                48,112              46,716
--------------------------------------------------------------------------------------------------------------------------
        Total other asset                                                            1,065,030             996,739
==========================================================================================================================
TOTAL ASSETS                                                                       $ 2,401,762         $ 1,293,426
==========================================================================================================================



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)



                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 1999           1998
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

      Current portion of long-term debt                                                    $     7,747     $    8,258
      Revolving line of credit                                                                 221,267             --
      Consolidated project-level, non-recourse debt                                            539,965             --
      Accounts payable-trade                                                                    36,936          7,371
      Accrued property and sales taxes                                                           4,538          3,251
      Accrued salaries, benefits and related costs                                               6,646          7,551
      Accrued interest                                                                          11,117          7,648
      Other current liabilities                                                                 25,078          8,289
---------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                              853,294         42,368
===========================================================================================================================
MINORITY INTEREST                                                                               12,941         13,516

CONSOLIDATED PROJECT-LEVEL, LONG TERM, NONRECOURSE DEBT                                        126,914        113,437

CORPORATE LEVEL LONG-TERM DEBT, LESS CURRENT PORTION                                           675,000        504,781

DEFERRED INCOME TAXES                                                                           10,998         19,841

DEFERRED INVESTMENT TAX CREDITS                                                                  1,215          1,343

POSTRETIREMENT AND OTHER BENEFIT OBLIGATIONS                                                    11,113         11,060

DEFERRED INCOME AND OTHER LONG-TERM OBLIGATIONS                                                 11,761          7,748
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                    1,703,236        714,094
===========================================================================================================================
STOCKHOLDER'S EQUITY
      Common stock; $1 par value; 1,000 shares authorized;
       1,000 shares issued and outstanding                                                           1              1
      Additional paid-in capital                                                               631,913        531,913
      Retained earnings                                                                        131,416        130,015
      Accumulated other comprehensive income                                                   (64,804)       (82,597)
---------------------------------------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                                               698,526        579,332
===========================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                 $ 2,401,762     $1,293,426
===========================================================================================================================







See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                                   Accumulated
                                                                  Additional                          Other            Total
                                                Common Stock      Paid-in         Retained        Comprehensive    Stockholder's
(Thousands of Dollars)                                            Capital         Earnings            Income           Equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1998                       $     1            $ 431,913    $ 88,283        $ (69,499)        $ 450,698

Net Income                                                                          13,058                             13,058
Foreign currency translation adjustments                                                            (16,459)          (16,459)
                                                                                                                    ---------
Comprehensive income                                                                                                   (3,401)
                                                  ---------------------------------------------------------------------------
BALANCES AT JUNE 30, 1998                         $     1            $ 431,913    $101,341        $ (85,958)        $ 447,297
                                                  ==============================================================================

BALANCES AT JANUARY 1, 1999                       $     1            $ 531,913    $130,015        $ (82,597)        $ 579,332

Net Income                                                                           1,401                              1,401
Foreign currency translation adjustments                                                             17,793            17,793
                                                                                                                    ---------
Comprehensive income                                                                                                   19,194
Capital Contribution from parent                                       100,000                                        100,000
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1999                         $     1            $ 631,913    $ 131,416       $ (64,804)        $ 698,526
                                                  ==============================================================================





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
(Thousands of Dollars)                                                                   1999           1998
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                     $   1,401       $ 13,058
      Adjustments to reconcile net income to net cash
        provided (used) by operating activities
            Undistributed equity earnings of unconsolidated affiliates                  26,141        (16,210)
            Depreciation and amortization                                               11,025          8,049
            Deferred income taxes and investment tax credits                            (8,971)        (5,120)
            Minority interest                                                             (575)        (5,722)
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
              Accounts receivable                                                      (22,551)        (2,045)
              Accounts receivable-affiliates                                            (9,427)          9,903
              Accrued income taxes                                                      14,546            (995)
              Inventory                                                                 (5,438)             --
              Prepayments and other current assets                                     (13,971)          1,162
              Accounts payable-trade                                                    29,565          (9,266)
              Accrued property and sales tax                                             1,287            (924)
              Accrued salaries, benefits and related costs                              (1,047)            (57)
              Accrued interest                                                           3,469           1,585
              Other current liabilities                                                  4,676             462
              Cash used by changes in other assets and liabilities                     (11,313)            (62)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        18,817          (6,182)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions, net of liabilities assumed                                        (930,185)             --
      Investments in projects                                                          (37,167)        (94,194)
      Divestiture of projects                                                            1,000           9,219
      Changes in notes receivable (net)                                                 12,273          32,255
      Purchase of plant, property and equipment                                        (47,760)        (14,320)
      Decrease (increase) in restricted cash                                             1,569          (2,970)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                               (1,000,270)        (70,010)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions from parent                                                100,000              --
      Revolving line of credit                                                          97,267          53,000
      Proceeds from issuance of note                                                   539,965              --
      Proceeds from issuance of long-term debt                                         310,294          22,658
      Principal payments on long-term debt                                              (6,492)         (6,069)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,041,034          69,589
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    59,581          (6,603)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         6,381          11,986
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  65,962       $   5,383
====================================================================================================================



See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

The Company is a wholly-owned subsidiary of Northern States Power Company (NSP), a Minnesota corporation. Additional information regarding the Company can be found in NSP's Form 10-Q for the six months ended June 30, 1999.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and December 31, 1998, the results of its operations for the three months and six months ended June 30, 1999 and 1998, and its cash flows and stockholders' equity for the six months ended June 30, 1999 and 1998.

1.   BUSINESS DEVELOPMENTS

     In February 1999, NRG purchased from certain affiliates of Thermal Ventures, Inc. (TVI) the remaining 50.1% limited partnership interests held by the TVI affiliates in San Francisco Thermal Limited Partnership and Pittsburgh Thermal Limited Partnership for $12.3 million. In April 1999, NRG acquired TVI's 50% member interest in North American Thermal Systems LLC (the entity holding the general partnership interest in the San Francisco and Pittsburgh partnerships) for $500,000.

     In April 1999, the Company completed the acquisition of the Somerset power station for approximately $55 million from the Eastern Utilities Association (EUA). The Somerset station, located in Somerset, Massachusetts, includes two coal-fired generating facilities and two aeroderivative combustion turbine peaking units supplying 229 MW in aggregate, of which 69 MW is on deactivated reserve.

     In April 1999, NRG reached agreement to purchase the 1,700 MW oil and gas-fired Oswego generating station for $91 million from Niagara Mohawk Power Corporation and Rochester Gas and Electric Corporation. The facility is located in Oswego, New York. The acquisition is expected to close in the fourth quarter of 1999, pending regulatory approvals and resolution of certain litigation.

     In May 1999, NRG and Dynegy completed the acquisition of the Encina generating station and 17 combustion turbines for $356 million from San Diego Gas & Electric Company. The facilities, which have a combined capacity of 1,218 MW, are located near Carlsbad and San Diego California. NRG and Dynegy will each own a 50% interest in these facilities.

     In June 1999, NRG completed its acquisition of the Huntley and Dunkirk generating stations from Niagara Mohawk Power Corporation for $355 million. The two coal-fired power generation facilities are located near Buffalo, New York, and have a combined summer capacity rating of 1,360 MW.

     In June 1999, NRG completed its acquisition of the Arthur Kill generating station and the Astoria gas turbine site for $505 million from the Consolidated Edison Company of New York, Inc. These facilities, which are located in Staten Island and Queens, New York, have a combined summer capacity rating of 1,456 MW.

     In July 1999, NRG executed a binding agreement to purchase four fossil fuel electric generating stations and numerous remote gas turbines totaling 2,235 MW from Connecticut Light & Power Company for $460 million.

     These facilities are located throughout Connecticut. The acquisition is expected to close in the fourth quarter of 1999, pending regulatory approvals.

     In June 1999, NRG sold its interest in the Sunnyside project for book value. The underlying assets were previously written down in accordance with Financial Accounting Standards No. 121.

     NRG, together with its partner, filed a plan with the United States Bankruptcy Court for the Middle District of Louisiana to acquire 1,708 MW of fossil generating assets from Cajun Electric Power Cooperative of Baton Rouge, La., for approximately $1.0 billion. A second plan was submitted by Southwestern Electric Power Co. In June 1999, the bankruptcy court completed confirmation hearings on the two competing plans. NRG and its partner are awaiting a final confirmation decision by the court, which is expected in the third quarter.

2.   CONTINGENT REVENUES

     NRG and its partner Dynegy each own a 50% interest in the Long Beach and El Segundo generating stations ("California Projects"). During 1998, the first year of deregulation of the state of California power industry, the California Projects accrued certain receivables related to contingent revenues. These revenues have been deferred pending resolution of the contingency. Such amounts relate to items that are subject to contract interpretations, compliance with processes and filed market disputes. The California Projects are actively pursuing resolution and/or collection of these amounts, which totaled approximately $53 million (NRG's share approximates $26.5 million) as of June 30, 1999. Upon any final resolution and/or collection of these amounts, such deferred revenues will be recognized in NRG's equity income.

3.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 20-50% investments in four companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:



                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
         (Thousands of Dollars)                          1999              1998              1999               1998
                                                    -----------------------------------------------------------------------
         Net sales                                        $ 166,076     $ 261,471        $ 320,421           $ 399,302
         Other income (expense)                              12,876        (9,455)          13,000                (509)
         Costs and expenses:
            Cost of sales                                   110,287       112,129          237,403             229,953
            General and administrative                       41,895         7,582           49,572              12,320
                                                    -----------------------------------------------------------------------
                                                            152,182       119,711          286,975             242,273
                                                    =======================================================================
         Income before income taxes                          26,770       132,305           46,446             156,520
         Income taxes                                         6,131         1,766           11,836               5,612
                                                    -----------------------------------------------------------------------
         Net income                                        $ 20,639     $ 130,539        $  34,610           $ 150,908
                                                    =======================================================================
         Company's share of net income                     $  9,084     $   5,829        $  14,595           $  13,395
                                                    =======================================================================

4.   SHORT TERM BORROWINGS

     At June 30, 1999, the Company had $539.9 million in short-term project level borrowings at an average interest rate of 6.35% (LIBOR + 125 basis points) used for project acquisitions. The Company has $686.6 million of available borrowing under this credit facility. The Company plans to refinance its short-term project-level borrowings with long-term project-level debt later this year.

     As of June 30, 1999, the Company had $350 million in revolving credit facilities under a commitment fee arrangement. These facilities provide short-term financing in the form of bank loans and letters of credit. At June 30,1999, the Company had $221 million outstanding under its revolving credit agreements.

5.   LONG TERM DEBT

     In March 1999, NRG filed a shelf registration with the SEC for up to $500 million in debt securities. The net proceeds will be used to finance NRG's equity investment in connection with pending acquisitions and for general corporate purposes, which may include financing the development and construction of new facilities, working capital, debt reduction, capital expenditures and potential acquisitions. In May, 1999, NRG issued $300 million of 7.5% senior notes due in 2009 under this registration. In anticipation of this transaction, NRG executed $175 million in 10-year treasury locks with an effective yield of 5.26%.

6.   SEGMENT REPORTING

     NRG conducts its business within three segments: Independent Power Generation, Alternative Energy (Resource Recovery and Landfill Gas) and Thermal projects. These segments are distinct components of NRG with separate operating results and management structures in place. The `Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges that have not been allocated to the operating segments. Segment information for the second quarter and six months ended periods of 1999 and 1998 are as follows:



     THREE MONTHS ENDED
     JUNE 30, 1999                                     INDEPENDENT
     (Thousands of Dollars)                               POWER       ALTERNATIVE
                                                       GENERATION       ENERGY         THERMAL      OTHER       TOTAL
                                                      ------------------------------------------------------------------
     OPERATING REVENUES
          Revenues from wholly-owned operations       $  28,068       $  8,862        $ 21,410    $  1,270   $ 59,610
          Intersegment revenues                              --            424              --          --        424
          Equity in earnings of unconsolidated
          affiliates                                     12,297          1,087             (79)     (6,680)     6,625
                                                      ------------------------------------------------------------------
               Total operating revenues                  40,365         10,373          21,331      (5,410)    66,659
                                                      ==================================================================
          NET INCOME (LOSS)                           $   6,578       $  2,651        $  1,022    $ (7,910)  $  2,341


     THREE MONTHS ENDED
     JUNE 30, 1998                                     INDEPENDENT
     (Thousands of Dollars)                               POWER       ALTERNATIVE
                                                       GENERATION       ENERGY         THERMAL      OTHER       TOTAL
                                                      ------------------------------------------------------------------
     OPERATING REVENUES
          Revenues from wholly-owned operations       $     458       $  8,544        $ 12,235    $  3,694   $ 24,931
          Intersegment revenues                              --            329              --          --        329
          Equity in earnings of unconsolidated
          affiliates                                     13,292            (12)             82        (260)    13,102
                                                      ------------------------------------------------------------------
               Total operating revenues                  13,750          8,861          12,317       3,434     38,362
                                                      ==================================================================
          NET INCOME (LOSS)                           $   8,784       $  5,123        $  1,221    $ (8,159)  $  6,969


     SIX MONTHS ENDED
     JUNE 30, 1999                                     INDEPENDENT
     (Thousands of Dollars)                               POWER       ALTERNATIVE
                                                       GENERATION       ENERGY        THERMAL       OTHER       TOTAL
                                                      ------------------------------------------------------------------
     OPERATING REVENUES
          Revenues from wholly-owned operations       $  41,132       $ 15,142        $ 36,555    $  4,304   $ 97,133
          Intersegment revenues                              --            748              --          --        748
          Equity in earnings of unconsolidated
          affiliates                                     20,126          1,336           1,083      (7,253)    15,292
                                                      ------------------------------------------------------------------
               Total operating revenues                  61,258         17,226          37,638      (2,949)   113,173
                                                      ==================================================================
          NET INCOME (LOSS)                           $   7,527       $  6,164        $  3,184    $(15,474)  $  1,401




     SIX MONTHS ENDED
     JUNE 30, 1998                                     INDEPENDENT
     (Thousands of Dollars)                               POWER       ALTERNATIVE
                                                       GENERATION       ENERGY        THERMAL       OTHER       TOTAL
                                                      ------------------------------------------------------------------
     OPERATING REVENUES
          Revenues from wholly-owned operations       $     858       $ 15,352        $ 26,653    $  6,238    $ 49,101
          Intersegment revenues                              --            681              --          --         681
          Equity in earnings of unconsolidated
          affiliates                                     28,952            375             236        (380)     29,183
                                                      ------------------------------------------------------------------
               Total operating revenues                  29,810         16,408          26,889       5,858      78,965
                                                      ==================================================================
          NET INCOME (LOSS)                           $  21,246       $  8,848        $  2,937    $(19,973)   $ 13,058


     7.   NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the Balance Sheet, and that changes in fair value be recognized either currently in earnings or deferred as a component of Other Comprehensive Income, depending on the intended use of derivative, its resulting designation and its effectiveness. The Company plans to adopt this standard in 2001, as required. The potential impact of implementing this statement has not yet been determined.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS





                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H(1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions H(2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare the Company's revenue and expense items for the six months ended June 30, 1999 with the six months ended June 30, 1998.

                              RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net income for the six months ended June 30, 1999, was $1.4 million compared to $13.1 million for the same period in 1998. The decrease in net income of $11.7 million was due to the factors described below.

OPERATING REVENUES

         For the six months ended June 30, 1999, revenues were $113.2 million, an increase of $34.2 million, or 43% over the same period in 1998.

         The operating revenues from wholly owned operations for the six months ended June 30, 1999 were $97.9 million, an increase of $48.1 million, or 97%, over the same period in 1998. Approximately $26.0 million of the increase relates to energy sales to Eastern Utilities Association (EUA) under an agreement that went into effect on January 1, 1999. Under the terms of the agreement, NRG will provide various entities within EUA with a fixed percentage of their energy needs for a period of 6.2 to 11 years. In addition, NRG purchased the remaining 50% interest in the Pittsburgh and San Francisco thermal operations resulting in $10 million of additional revenues in 1999. The remaining increase relates to the Dunkirk, Huntley, Astoria and Arthur Kill facilities that were acquired in June 1999. For the six months ended June 30, 1999, revenues from wholly owned operations consisted primarily of revenue from electrical generation (57%) heating, cooling and thermal activities (39%) and technical services (4%).

         Equity in earnings of unconsolidated affiliates was $15.3 million for the six months ended June 30, 1999, compared to $29.2 million for the six months ended June 30, 1998, a decrease of $13.9 million, or 48%. The decrease was due to several factors, including a $6.5 million reduction in earnings from the Mt. Poso project primarily due to curtailment revenues that were recorded in 1998, a $2.5 million decrease in earnings due to cooler weather conditions at the El Segundo, Long Beach and Encina facilities and a $1.5 million decrease in earnings from NEO affiliates. In addition, there was a $3.7 million decrease in equity earnings due to the transaction adjustment related to the Kladno Project. A portion of the Kladno project's debt is denominated in U.S. dollars and German deutsche marks, which strengthened against the Czech koruna in the first six months of 1999. Under SFAS No. 52, the Kladno project records foreign currency gains and losses through the income statement.

OPERATING COSTS AND EXPENSES

         Cost of wholly owned operations was $69.1 million for the six months ended June 30, 1999. This is an increase of $42.8 million or 163% over the same period in 1998. The increase is due primarily to energy purchases made to satisfy the EUA power sales agreement and increased operating costs from new acquisitions.

         Depreciation and amortization costs were $11.0 million for the six months ended June 30, 1999, compared to $8.0 million for the six months ended June 30, 1998. The depreciation and amortization increase was due primarily to new projects, including the Somerset, Dunkirk, Huntley, Astoria and Arthur Kill facilities and depreciation from the Pittsburgh and San Francisco thermal facilities that were previously recorded on the equity method of accounting.

         General, administrative and development costs were $32.3 million for the six months ended June 30, 1999, compared to $24.4 million for the six months ended June 30, 1998. The $7.9 million increase is due primarily to increased business development activities, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and pending acquisitions. The Company's asset base increased from $1.2 billion to $2.4 billion during the first six months of 1999.

OTHER INCOME (EXPENSE)

         Other expense for the six months ended June 30, 1999, is $24.7 million, an increase of $1.2 million, compared to $23.5 million for the same period in 1998. The increase in expenses is due primarily to interest costs related to a new $300 Senior Note issuance and approximately $540 million of new short-term debt which is partially offset by increased interest income from loans to affiliates.

INCOME TAX

         The Company recognized an income tax benefit due to a pre-tax loss from domestic operations and due to the recognition of certain tax credits. The net income tax benefit for the six months ended June 30, 1999, increased by $9.0 million to $25.3 million as compared to $16.3 million for the same period one year earlier. The increase in tax benefits for the six months period was due primarily to an increase in Section 29 credits from NEO operations and higher domestic pre-tax losses.

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

NRG's is on schedule for completion of its Y2K project based on the following revised timetable.

-        Assessment/discovery/analysis - Completed
-        Final testing - October 31, 1999
-        Y2K Ready - November 15, 1999

         NRG is currently updating contingency plans for all material Y2K risk and is on track to meet the contingency planning schedule that has been established. In addition to Y2K readiness, NRG's contingency planning addresses the failure of key third party contracts to be Y2K compliant. A Y2K readiness plan is obtained as part of all new acquisitions.

FORWARD-LOOKING STATEMENTS

         In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

      - Economic conditions including inflation rates and monetary fluctuations;
      - Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

      - Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;
      - Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;
      - Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or security ratings;
      - Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
      - Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;
      -  Increased competition in the power generation industry;
      - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;
      - Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;
      - Factors associated with various investments including conditions of final legal closing, foreign government actions, foreign economic and currency risks, political instability in foreign countries, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;
      - Limitations on our ability to control the development or operation of projects in which the Company has less than 100% interest;
      - Other business or investment considerations that may be disclosed from time to time in the Company's Securities and Exchange Commission filings or in other publicly disseminated written documents, including the Company's Registration Statement No. 333-33397, as amended.

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive.

PART II

ITEM 1. LEGAL PROCEEDINGS

On or about July 12, 1999, Fortistar Capital, Inc. ("Fortistar") commenced an action against NRG Energy, Inc. ("NRG") in Hennepin County (Minnesota) District Court, seeking damages in excess of $100 million and an order restraining NRG from consummating the acquisition of Niagara Mohawk's Power Corporation's Oswego generating station. Fortistar's motion for a temporary restraining order was denied and a temporary injunction hearing has been scheduled for September 27, 1999. NRG intends to vigorously defend the suit and believes Fortistar's claims to be without merit. NRG has asserted numerous counterclaims against Fortistar. NRG expects to close the Oswego acquisition in the fourth quarter of 1999, pending regulatory approvals and resolution of this lawsuit.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

      4.3 Loan Agreement, dated June 4, 1999 between NRG Northeast Generating LLC, Chase Manhattan Bank and Citibank, N.A.

      4.4 Indenture between the Company and Norwest Bank Minnesota, National Association, as Trustee dated as of May 25, 1999 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 25, 1999 and filed on May 27, 1999).

      10.18  Wholesale Standard Offer Service Agreement between Blackstone
             Valley Electric Company, Eastern Edison Company, Newport Electric
             Corporation and NRG Power Marketing, Inc., dated October 13, 1998.
      10.19  Asset Sales Agreement by and between Niagara Mohawk Power
             Corporation and NRG Energy, Inc., dated December 23, 1998.
      10.20  First Amendment to Wholesale Standard Offer Service Agreement
             between Blackstone Valley Electric Company, Eastern Edison Company,
             Newport Electric Corporation and NRG Power Marketing, Inc., dated
             January 15, 1999.
      10.21  Generating Plant and Gas Turbine Asset Purchase and Sale Agreement
             for the Arthur Kill generating plants and Astoria gas turbines by and between Consolidated Edison Company of New York, Inc., and NRG
             Energy, Inc., dated January 27, 1999.
      10.22  Transition Energy Sales Agreement between Arthur Kill Power LLC and
             Consolidated Edison Company of New York, Inc., dated June 1, 1999.
      10.23  Transition Energy Sales Agreement between Astoria Gas Turbine
             Power LLC and Consolidated Edison Company of New York, Inc., dated
             June 1, 1999.
      10.24  Transition Power Purchase Agreement between Niagara Mohawk Power
             Corporation and Huntley Power LLC, dated June 11, 1999.
      10.25  Transition Power Purchase Agreement between Niagara Mohawk Power
             Corporation and Dunkirk Power LLC, dated June 11, 1999.
      10.26  Power Purchase Agreement between Niagara Mohawk Power Corporation and Dunkirk Power LLC, dated June 11, 1999.
      10.27  Power Purchase Agreement between Niagara Mohawk Power Corporation and Huntley Power LLC, dated June 11, 1999.
      10.28  Amendment to the Asset Sales Agreement by and between Niagara
             Mohawk Power Corporation and NRG Energy, Inc., dated June 11, 1999.
      10.29  Transition Capacity Agreement between Astoria Gas Turbine Power LLC and Consolidated Edison Company of New York, Inc., dated June 25,
             1999.
      10.30  Transition Capacity Agreement between Arthur Kill Power LLC and
             Consolidated Edison Company of New York, Inc., dated June 25, 1999.
      27     Financial Data Schedule for the period ended June 30, 1999.

(b)  REPORTS ON FORM 8-K:

     On May 24, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG filed certain exhibits relating to the offering of $300,000,000 principal amount of the Company's 7.5% Senior Notes due 2009.

     On May 27, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced that the $300,000,000 Senior Note offering was completed.

     On June 28, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced its acquisition of the Dunkirk and Huntley stations from Niagara Mohawk Power Corporation.

     On July 8, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced its acquisition of the Arthur Kill and Astoria generating assets from the Consolidated Edison Company of New York, Inc.

     On July 16, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced that earnings for the six months ended June 30, 1999 would be below expectation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NRG ENERGY, INC.
                                            -----------------------------------
                                            (Registrant)


                                            /s/
                                              ---------------------------------
                                             Leonard A. Bluhm
                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)



                                            /s/
                                              ---------------------------------
                                             David E. Ripka
                                             Vice President and Controller
                                             (Principal Accounting Officer)

Date:  August 16, 1999
     --------------------