Form 10-Q
period 1999-09-30
NRG ENERGY INC
filed 1999-11-12
CIK 1013871

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

For Quarter Ended   September 30, 1999  Commission File Number  333-33397
                    -------------------                         ---------

                                NRG Energy, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     41-1724239
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall, Minneapolis, Minnesota                     55403
--------------------------------------------------------------------------------
(Address of principal executive officers)                    (Zip Code)

Registrant's telephone number, including area code           (612) 373-5300
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

                               Yes   X      No
                                    ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at November 11, 1999
         ----------------------                 --------------------------------
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

  INDEX


                                                                        PAGE NO.
                                                                        --------
  PART I
  ------
  Item 1       Consolidated Financial Statements and Notes

               Consolidated Statements of Income                           1

               Consolidated Balance Sheets                               2-3

               Consolidated Statements of Stockholder's Equity             4

               Consolidated Statements of Cash Flows                       5

               Notes to Consolidated Financial Statements                6-9

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     10-12


  PART II
  -------

  Item 1       Legal Proceedings                                          13

  Item 6       Exhibits, Financial Statement Schedules, and Reports       14
               on Form 8-K



  SIGNATURES                                                              15

CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
(Thousands of Dollars)                                                  1999          1998           1999           1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations                          $ 139,974      $  25,047      $ 237,855      $  74,829
      Equity in earnings of unconsolidated affiliates                   30,434         29,249         45,726         58,432
----------------------------------------------------------------------------------------------------------------------------
            Total operating revenues                                   170,408         54,296        283,581        133,261
----------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
      Cost of wholly-owned operations                                   79,147         13,079        148,211         39,384

      Depreciation and amortization                                     12,663          4,511         23,688         12,560

      General, administrative, and development                          20,650         15,201         52,923         39,581
----------------------------------------------------------------------------------------------------------------------------
            Total operating costs and expenses                         112,460         32,791        224,822         91,525
----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        57,948         21,505         58,759         41,736
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)

      Minority interest in earnings of consolidated subsidiaries          (382)          (492)        (1,537)        (1,652)

      Write-down of investment in projects                                   -        (23,410)             -        (23,410)

      Other income, net                                                  2,196          1,206          5,504          3,105

      Interest expense                                                 (30,760)       (13,598)       (57,607)       (37,849)
----------------------------------------------------------------------------------------------------------------------------
            Total other expense                                        (28,946)       (36,294)       (53,640)       (59,806)
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                       29,002        (14,789)         5,119        (18,070)

INCOME TAX EXPENSE (BENEFIT)                                             1,395        (10,014)       (23,889)       (26,353)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $  27,607      $  (4,775)     $  29,008      $   8,283
----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
(Thousands of Dollars)                                                                 1999             1998
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                     $    25,236      $     6,381
      Restricted cash                                                                     2,122            4,021
      Accounts receivable-trade, less allowance
            for doubtful accounts of $110 and $100                                       84,721           15,223
      Accounts receivable-affiliates                                                     33,879            7,324
      Current portion of notes receivable - affiliates                                   11,461            4,460
      Current portion of notes receivable                                                     -           26,200
      Income taxes receivable                                                                 -           21,169
      Inventory                                                                          59,535            2,647
      Prepayments and other current assets                                               15,086            4,533
------------------------------------------------------------------------------------------------------------------
            Total current assets                                                        232,040           91,958

------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

      In service                                                                      1,229,082          291,558
      Under construction                                                                 17,173            5,352
------------------------------------------------------------------------------------------------------------------
                                                                                      1,246,255          296,910
      Less accumulated depreciation                                                    (116,019)         (92,181)
------------------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                         1,130,236          204,729

------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Investments in projects                                                           894,106          800,924
      Capitalized project costs                                                          53,475           13,685
      Notes receivable, less current portion - affiliates                                96,589          101,887
      Notes receivable, less current portion                                              5,324            3,744
      Intangible assets, net of accumulated amortization of $4,292 and $2,984            49,743           22,507
      Debt issuance costs, net of accumulated amortization of $4,545 and $1,675          15,543            7,276
      Other assets, net of accumulated amortization of $8,395 and $7,350                 49,305           46,716
------------------------------------------------------------------------------------------------------------------
            Total other assets                                                        1,164,085          996,739
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 2,526,361      $ 1,293,426
==================================================================================================================



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1999             1998
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
      Current portion of long-term debt                        $    26,707      $     8,258
      Revolving line of credit                                     208,000                -
      Consolidated project-level, non-recourse debt                613,890                -
      Accounts payable-trade                                        46,094            7,371
      Income taxes payable                                          11,356                -
      Accrued property and sales taxes                               6,006            3,251
      Accrued salaries, benefits and related costs                   6,836            7,551
      Accrued interest                                              18,202            7,648
      Other current liabilities                                     22,662            8,289
--------------------------------------------------------------------------------------------
            Total current liabilities                              959,753           42,368
--------------------------------------------------------------------------------------------
MINORITY INTEREST                                                   12,998           13,516
CONSOLIDATED PROJECT-LEVEL, LONG TERM, NONRECOURSE DEBT            122,348          113,437
CORPORATE LEVEL LONG-TERM DEBT, LESS CURRENT PORTION               675,000          504,781
DEFERRED INCOME TAXES                                                6,282           19,841
DEFERRED INVESTMENT TAX CREDITS                                      1,152            1,343
POSTRETIREMENT AND OTHER BENEFIT OBLIGATIONS                        16,078           11,060
DEFERRED INCOME AND OTHER LONG-TERM OBLIGATIONS                     10,507            7,748
--------------------------------------------------------------------------------------------
            Total liabilities                                    1,804,118          714,094
--------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
      Common stock; $1 par value; 1,000 shares authorized;
        1,000 shares issued and outstanding                              1                1
      Additional paid-in capital                                   631,913          531,913
      Retained earnings                                            159,023          130,015
      Accumulated other comprehensive income                       (68,694)         (82,597)
--------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                   722,243          579,332
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 2,526,361      $ 1,293,426
--------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                                Accumulated
                                                          Additional                               Other               Total
                                            Common         Paid-in           Retained           Comprehensive      Stockholder's
(Thousands of Dollars)                       Stock         Capital           Earnings             Income              Equity
                                          --------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1998                    $ 1       $ 431,913            $ 88,283          $  (69,499)       $    450,698
Net Income                                                                       8,283                                   8,283
Foreign currency translation adjustments                                                           (23,150)            (23,150)
                                                                                                                  --------------
Comprehensive income                                                                                                   (14,867)
                                          --------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1998                 $ 1       $ 431,913            $ 96,566          $  (92,649)       $    435,831

                                          --------------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1999                    $ 1       $ 531,913            $130,015          $  (82,597)       $    579,332
Net Income                                                                      29,008                                  29,008
Foreign currency translation adjustments                                                            13,903              13,903
                                                                                                                  --------------
Comprehensive income                                                                                                    42,911
Capital Contribution from parent                           100,000                                                     100,000
                                          --------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1999                 $ 1       $ 631,913            $159,023          $  (68,694)       $    722,243
                                          --------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
(Thousands of Dollars)                                                          1999             1998
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                            $    29,008      $     8,283
      Adjustments to reconcile net income to net cash
        provided (used) by operating activities
            Undistributed equity earnings of unconsolidated affiliates           (1,363)         (29,873)
            Depreciation and amortization                                        23,688           12,560
            Deferred income taxes and investment tax credits                    (13,750)          (7,601)
            Minority interest                                                      (518)              -
            Write-down of investment in projects                                     -            23,410
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
                Accounts receivable                                             (67,958)            (197)
                Accounts receivable-affiliates                                  (26,555)          13,934
                Income tax receivable                                            21,169           (3,692)
                Inventory                                                       (16,945)              -
                Prepayments and other current assets                            (10,553)          (3,043)
                Accounts payable-trade                                           38,723           (8,636)
                Income taxes payable                                             11,356               -
                Accrued property and sales tax                                    2,755             (512)
                Accrued salaries, benefits and related costs                       (857)           1,274
                Accrued interest                                                 10,554            4,430
                Other current liabilities                                         2,260            1,742
                Cash used by changes in other assets and liabilities            (12,451)           2,808
----------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                               (11,437)          14,887
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions, net of liabilities assumed                                 (930,185)              -
      Investments in projects                                                  (118,231)        (124,903)
      Divestiture of projects                                                     1,000            9,219
      Changes in notes receivable (net)                                          22,917           20,918
      Purchase of plant, property and equipment                                 (62,099)         (23,265)
      Decrease (increase) in restricted cash                                      1,899           (2,341)
----------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                        (1,084,699)        (120,372)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions from parent                                         100,000               -
      Revolving line of credit                                                   84,000          103,000
      Proceeds from issuance of note                                            613,890               -
      Proceeds from issuance of long-term debt                                  326,713           22,658
      Principal payments on long-term debt                                       (9,612)         (18,187)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,114,991          107,471
----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        18,855            1,986
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,381           11,986
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    25,236      $    13,972
----------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a wholly owned subsidiary of Northern States Power Company (NSP), a Minnesota corporation. Additional information regarding the Company can be found in NSP's Form 10-Q for the nine months ended September 30, 1999.

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

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows and stockholders' equity for the nine months ended September 30, 1999 and 1998.

1.   BUSINESS DEVELOPMENTS

     In February 1999, the Company purchased from Thermal Ventures, Inc. (TVI) the remaining 50.1% limited partnership interests held by TVI in San Francisco Thermal Limited Partnership and Pittsburgh Thermal Limited Partnership for $12.3 million. In April 1999, NRG acquired TVI's 50% member interest in North American Thermal Systems LLC (the entity holding the general partnership interest in the San Francisco and Pittsburgh partnerships) for $500,000.

     In April 1999, the Company completed the acquisition of the Somerset power station for approximately $55 million from the Eastern Utilities Association (EUA). The Somerset station, located in Somerset, Massachusetts, includes two coal-fired generating facilities and two aeroderivative combustion turbine peaking units with a nominal capacity rating of 160 MW.

     In May 1999, the Company and Dynegy, through West Coast Power LLC, completed the acquisition of the Encina generating station and 17 combustion turbines for approximately $356 million from San Diego Gas & Electric Company. The facilities, which have a combined nominal capacity rating of 1,218 MW, are located near Carlsbad and San Diego, California. The Company and Dynegy each own a 50% interest in these facilities.

     In June 1999, the Company completed its acquisition of the Huntley and Dunkirk generating stations from Niagara Mohawk Power Corporation (NIMO) for approximately $355 million. The two coal-fired power generation facilities are located near Buffalo, New York, and have a combined summer capacity rating of 1,360 MW.

     In June 1999, the Company completed its acquisition of the Arthur Kill generating station and the Astoria gas turbine site from Consolidated Edison Company of New York, Inc. for approximately $505 million. These facilities, which are located in the New York City area, have a combined nominal capacity rating of 1,456 MW.

     The Company, together with its partner and the Creditor's committee, filed a plan with the United States Bankruptcy Court for the Middle District of Louisiana to acquire 1,708 MW of fossil generating assets from Cajun Electric Power Cooperative of Baton Rouge, Louisiana (Cajun) for approximately $1.0 billion. During the third quarter, the U.S. Bankruptcy Judge confirmed the Company's Plan of Reorganization and the Company exercised an option to purchase its partner's 50-percent interest in the project. The Company expects to close the acquisition of the Cajun assets at the end of the first quarter of 2000.

     In August, the Company agreed to sell all but a 20 percent ownership interest in Cogeneration Corporation of America (CogenAmerica) to Calpine Corporation in connection with Calpine's acquisition of the remaining shares of CogenAmerica. The Company currently owns approximately 45 percent of CogenAmerica and upon the closing of the proposed transaction, all outstanding shares of CogenAmerica common stock (other than those to be retained by the Company) will be acquired by Calpine for a cash purchase price of $25.00 per share. The Company will retain a 20-percent ownership interest in CogenAmerica. The transaction is expected to close during the fourth quarter of 1999.

     In October 1999, the Company completed its acquisition of the Oswego generating station from NIMO and Rochester Gas and Electric for approximately $85 million. The oil and gas-fired power generating facility, which has a nominal capacity rating of 1,700 MW is located on a 93-acre site in Oswego, New York.

     In October 1999, the Company entered into a Standard Offer Service Wholesale Sales Agreement with Connecticut Light And Power Company (CL&P) pursuant to which the Company will supply CL&P with 35% of its standard offer service load during 2000, 40% during 2001 and 2002 and 45% during 2003. In July 1999, the Company executed an agreement to acquire four fossil fuel generating stations and numerous remote gas turbines from CL&P for approximately $460 million. These facilities have a combined nominal capacity rating of 2,235 MW. The Company expects the transaction to close during the fourth quarter of 1999.

2.   CONTINGENT REVENUES

     The Company and its partner Dynegy each own a 50% interest in the Long Beach and El Segundo generating stations ("California Projects"). During 1998, the first year of deregulation of the state of California power industry, the California Projects accrued certain receivables related to contingent revenues. These revenues have been deferred pending resolution of the contingency. Such amounts relate to items that are subject to contract interpretations, compliance with processes and filed market disputes. The California Projects are actively pursuing resolution and/or collection of these amounts, which totaled approximately $40 million (the Company's share approximates $20 million) as of September 30, 1999. No assurance can be given that any of these deferred revenues will be collected, however, if collected, such deferred revenues will be recognized in the Company's equity income.

3.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 20-50% investments in four companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
(Thousands of Dollars)                  1999           1998         1999          1998
                                     ------------------------     -----------------------
Net sales                            $ 186,573      $ 209,035     $ 506,994     $ 516,588
Other income (expense)                 (13,000)           712             -           179

Costs and expenses:
   Cost of sales                       143,674        146,539       381,077       390,340
   Depreciation and amortization         7,785          2,049         7,785         4,079
   General and administrative          (31,745)         5,416        17,827        17,964
                                     ------------------------     -----------------------

                                       119,714        154,004       406,689       412,383
                                     ------------------------     -----------------------
Income before income taxes              53,859         55,743       100,305       104,384
Income taxes                             9,903         19,998        21,739        28,817
                                     ------------------------     -----------------------
Net income                           $  43,956      $  35,745     $  78,566     $  75,567
                                     ========================     =======================
Company's share of net income        $  16,572      $  16,981     $  31,167     $  32,648
                                     ========================     =======================

4.   SHORT TERM BORROWINGS

     At September 30, 1999, the Company had $613.9 million in short-term project level borrowings at an average interest rate of 6.62% used for project acquisitions. The Company has $686.6 million of available borrowing under this credit facility. The Company plans to refinance this short-term project-level borrowing with long-term project-level debt later this year.

     As of September 30, 1999, the Company had $350 million in revolving credit facilities under a commitment fee arrangement. These facilities provide short-term financing in the form of bank loans and letters of credit. At September 30, 1999, the Company has $208 million outstanding under its revolving credit agreements.

5.   LONG TERM DEBT

     In March 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission for up to $500 million in debt securities. The net proceeds will be used to finance the Company's equity investments in connection with pending acquisitions and for general corporate purposes, which may include financing the development and construction of new facilities, working capital, debt reduction and capital expenditures. In May 1999, the Company issued $300 million of 7.5% senior notes due in 2009 under this registration statement. In September 1999, the Company entered into a $200 million swap agreement effectively converting the 7.5% fixed rate on these senior notes to a variable rate based on LIBOR. In November 1999, the Company issued $240 million of Remarketable or Redeemable Securities (ROARS) with an 8 percent coupon, a re-marketing date of November 2003 and a final maturity of November 2013.

     During the third quarter of 1999 NRG Northeast Generating LLC (N.E. Generating), a wholly owned subsidiary of the Company, entered into $600 million of treasury locks at various interest rates. These treasury locks, which expire in February of 2000, are an interest rate hedge of N.E. Generating's anticipated bond offering in the first quarter of 2000. The proceeds of any such bond offering will be used to pay off N.E. Generating's currently existing short-term credit facility.

6.   SEGMENT REPORTING

     The Company conducts its business within three segments: Independent Power Generation, Alternative Energy (Resource Recovery and Landfill Gas) and Thermal projects. These segments are distinct components of the Company with separate operating results and management structures in place. The `Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges that have not been allocated to the operating segments. Segment information for the three and nine months ended September 30, 1999 and 1998 are as follows:

   THREE MONTHS ENDED
   SEPTEMBER 30, 1999                           INDEPENDENT
   (Thousands of Dollars)                         POWER     ALTERNATIVE
                                                GENERATION     ENERGY      THERMAL      OTHER         TOTAL
                                               ----------------------------------------------------------------
   OPERATING REVENUES
     Revenues from wholly-owned operations     $ 115,447    $   5,356     $  18,450    $     506     $ 139,759

     Intersegment revenues                             -          215             -            -           215

     Equity in earnings of unconsolidated
       affiliates                                 30,744       (3,365)          588        2,467        30,434
                                               ----------------------------------------------------------------
          Total operating revenues               146,191        2,206        19,038        2,973       170,408
                                               ----------------------------------------------------------------
     NET INCOME (LOSS)                         $  48,272    $     683     $   1,498    $ (22,846)    $  27,607

   THREE MONTHS ENDED
   SEPTEMBER 30, 1998                           INDEPENDENT
   (Thousands of Dollars)                         POWER     ALTERNATIVE
                                                GENERATION    ENERGY      THERMAL       OTHER        TOTAL
                                               -----------------------------------------------------------------
   OPERATING REVENUES
     Revenues from wholly-owned operations     $    307     $  7,642      $ 13,293     $  3,446      $ 24,688
     Intersegment revenues                            -          359             -            -           359
     Equity in earnings of unconsolidated
       affiliates                                29,678         (361)           58         (126)       29,249
                                               -----------------------------------------------------------------
          Total operating revenues               29,985        7,640        13,351        3,320        54,296
                                               -----------------------------------------------------------------
     NET INCOME (LOSS)                         $ 14,077     $  3,247      $  1,553     $(23,653)     $ (4,776)


   NINE MONTHS ENDED
   SEPTEMBER 30, 1999                          INDEPENDENT
   (Thousands of Dollars)                        POWER      ALTERNATIVE
                                               GENERATION     ENERGY      THERMAL       OTHER        TOTAL
                                               -----------------------------------------------------------------
   OPERATING REVENUES
     Revenues from wholly-owned operations     $156,579     $ 20,498      $ 55,005     $  4,810      $236,892
     Intersegment revenues                            -          963             -            -           963
     Equity in earnings of unconsolidated
       affiliates                                50,871       (2,029)        1,671       (4,787)       45,726
                                               -----------------------------------------------------------------
          Total operating revenues              207,450       19,432        56,676           23       283,581
                                               -----------------------------------------------------------------
     NET INCOME (LOSS)                         $ 55,799     $  6,847      $  4,682     $(38,320)     $ 29,008


   NINE MONTHS ENDED
   SEPTEMBER 30, 1998                          INDEPENDENT
   (Thousands of Dollars)                        POWER      ALTERNATIVE
                                               GENERATION      ENERGY     THERMAL       OTHER        TOTAL
                                               -----------------------------------------------------------------
OPERATING REVENUES
     Revenues from wholly-owned operations     $  1,165     $ 22,994     $ 39,946     $  9,683      $ 73,788
     Intersegment revenues                            -        1,041            -            -         1,041
     Equity in earnings of unconsolidated
       affiliates                                58,629           13          294         (504)       58,432
                                               -----------------------------------------------------------------
          Total operating revenues               59,794       24,048       40,240        9,179       133,261
                                               -----------------------------------------------------------------
 NET INCOME (LOSS)                             $ 35,324     $ 12,095     $  4,490     $(43,626)     $  8,283

7.   FINANCIAL INSTRUMENTS

     During the first quarter of 1999, the Company entered into a forward contract to exchange approximately $10.5 million of U.S. dollars for British pounds. This foreign exchange contract, which expires in December, 1999 is a hedge of the Company's equity commitment to the Enfield project currently under construction in England.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the Balance Sheet, and that changes in fair value be recognized either currently in earnings or deferred as a component of Other Comprehensive Income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Company plans to adopt this standard in 2001, as required. The Company has not determined the potential impact of implementing this statement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as permitted by General Instructions H (2)
(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis compares the Company's revenue and expense items for the nine months ended September 30, 1999 with the nine months ended September 30, 1998.

                              RESULTS OF OPERATIONS

          NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 1998

          Net income for the nine months ended September 30, 1999, was $29.0 million compared to $8.3 million for the same period in 1998. The increase in net income of $20.7 million was due to the factors described below.

OPERATING REVENUES

         For the nine months ended September 30, 1999, revenues were $283.6 million, an increase of $150.3 million, or 113%, over the same period in 1998.

         The operating revenues from wholly owned operations for the nine months ended September 30, 1999 were $237.9 million, an increase of $163.0 million, or 218%, over the same period in 1998. Approximately $115.5 million of the increase relates to the Dunkirk, Huntley, Somerset, Astoria and Arthur Kill facilities that were acquired during the second quarter of 1999. Approximately $41.3 million of the increase is from energy sales to Eastern Utilities Association
(EUA) under an agreement that went into effect on January 1, 1999. Under the terms of the power sales agreement, the Company will provide various affiliates of EUA with a fixed percentage of their energy needs for a period of 6.2 to 11 years. In addition, approximately $15.5 million of the increased revenues relates to the Company's increased ownership in the Pittsburgh and San Francisco Thermal operations as a result of the acquisition of the remaining 50% interest in these projects in April, 1999. For the nine months ended September 30, 1999, revenues from wholly owned operations consisted of revenue from electrical generation (77%), heating, cooling and thermal activities (20%) and technical services (3%).

         Equity in earnings of unconsolidated affiliates was $45.7 million for the nine months ended September 30, 1999, compared to $58.4 million for the nine months ended September 30, 1998, a decrease of $12.7 million, or 22%. The decrease was due to several factors, including a $6.8 million reduction in earnings from the Mt. Poso project primarily due to curtailment revenues that were recorded in 1998, a $3.9 million decrease in earnings from West Coast Power LLC due to cooler weather conditions partially offset by earnings from the Encina facility which was acquired during the second quarter of 1999. In addition, there was a $2.1 million net decrease in equity earnings due to a transaction adjustment related to the Kladno Project. A portion of the Kladno project's debt is denominated in U.S. dollars and German deutsche marks, which strengthened against the Czech koruna in the first six months of 1999. Under SFAS No. 52, Foreign Currency Translation, the Kladno project records foreign currency gains and losses through the income statement.

OPERATING COSTS AND EXPENSES

         Cost of wholly owned operations was $148.2 million for the nine months ended September 30, 1999. This is an increase of $108.8 million, or 276%, over the same period in 1998. The increase is due to increased operating costs from new acquisitions and energy purchases made to satisfy the EUA power sales agreement.

         Depreciation and amortization costs were $23.7 million for the nine months ended September 30, 1999, compared to $12.6 million for the nine months ended September 30, 1998. The depreciation and amortization increase was due primarily to the acquisition of new projects, including the Somerset, Dunkirk, Huntley, Astoria and Arthur Kill facilities and depreciation from the Pittsburgh and San Francisco thermal facilities that were previously recorded on the equity method of accounting.

         General, administrative and development costs were $52.9 million for the nine months ended September 30, 1999, compared to $39.6 million for the nine months ended September 30, 1998. The $13.3 million increase was due primarily to increased business development activities, associated legal, technical, and accounting expenses, labor and other costs resulting from expanded operations and pending acquisitions. The Company's total assets increased from approximately $1.3 billion to approximately $2.5 billion during the first nine months of 1999.

OTHER INCOME (EXPENSE)

         Other expense for the nine months ended September 30, 1999, was $53.6 million, a decrease of $6.2 million from $59.8 million for the same period in 1998. The decrease was due to a $23.4 million write-down that was recorded in the third quarter of 1998 related to the West Java project in Indonesia and other projects. This amount was partially offset by $19.8 million of additional interest costs in 1999 related to the issuance of $300 million of 7.5% senior notes in May 1999 and approximately $540 million of additional short-term debt.

INCOME TAX

         The Company recognized an income tax benefit due to a pre-tax loss from domestic operations and due to the recognition of certain tax credits. The net income tax benefit for the nine months ended September 30, 1999, decreased by $2.5 million to $23.9 million as compared to $26.4 million for the same period during 1998. The decrease in tax benefits for the nine month period was due primarily to increased earnings from domestic operations.

YEAR 2000 (Y2K) READINESS

         To the extent allowed, the information in the following section is designated as a "Year 2000 Readiness Disclosure." The Company continues to incur costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond. A committee made up of senior management is leading the Company's initiatives to identify Y2K related issues and remediate business processes as necessary. The Company is also partnering with its parent, Northern States Power Company, to ensure a consistent overall company process in addressing the Y2K issue, as discussed in the Company's 1998 Form 10-K.

The Company is on schedule for completion of its Y2K project based on the following revised timetable.

-        Assessment/discovery/analysis - Completed
-        Final testing - Completed
-        Y2K Ready - November 15, 1999

         The Company is currently updating contingency plans for all material Y2K risks and is on track to meet the contingency planning schedule that has been established. In addition to Y2K readiness, the Company's contingency planning addresses the failure of key third party contracts to be Y2K compliant. A Y2K readiness plan is obtained as part of all new acquisitions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "possible," "potential" and similar expressions. Without limitation, forward-looking statements are contained under the heading "business developments". In addition to any assumptions and other factors referred to specifically in connection with such forward looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include among others the following: the failure to timely satisfy the closing conditions contained in definitive agreements for transactions not yet closed, including obtaining all necessary regulatory approvals, many of which are beyond the Company's control; limitations on the Company's ability to control projects or transactions in which the Company has less than 100% interest; and other business or investment considerations that may be disclosed from time to time in the Company's Securities and Exchange Commission filings and in other publicly disseminated written documents, including the Company's registration statement number 333-74519, as amended, and all supplements thereto.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

     PART II

     ITEM 1.  LEGAL PROCEEDINGS

     On or about July 12, 1999, Fortistar Capital, Inc. ("Fortistar") commenced an action against the Company in Hennepin County (Minnesota) District Court, seeking damages in excess of $100 million and an order restraining the Company from consummating the acquisition of NIMO's Oswego generating station. Fortistar's motion for a temporary restraining order was denied and a temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego generating station was closed on October 22, 1999 following notification to the Court of the closing date. The Company intends to continue to vigorously defend the suit and believes Fortistar's claims to be without merit. The Company has asserted numerous counterclaims against Fortistar.

     PART II

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBITS

         10.31 First Amendment to the Employment Agreement of David H. Peterson, dated June 27, 1999.
         10.32 Second Amendment to the Employment Agreement of David H. Peterson, dated August 26, 1999.
         10.33 Third Amendment to the Employment Agreement of David H. Peterson, dated October 20, 1999.
         10.34 [Swap] Master Agreement between Niagara Mohawk Power Corporation and NRG Power Marketing, Inc., dated
                    June 11, 1999.
         10.35 Standard Offer Service Wholesale Sales Agreement between the Connecticut Light And Power Company and NRG Power Marketing, Inc., dated October 29, 1999.
         27 Financial data schedule for the period ended September 30, 1999.

(B)      REPORTS ON FORM 8-K:

         On July 8, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced its acquisition of the Arthur Kill and Astoria generating assets from the Consolidated Edison Company of New York, Inc.

         On July 16, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced that earnings for the six months ended June 30, 1999 would be below expectations.

         On September 14, 1999 NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced forecasted earnings for the twelve months ending December 31, 1999 and 2000.

         On October 14, 1999, NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG announced earnings for the nine months ended September 30, 1999 and reduced its forecast for the twelve months ending December 31, 1999.

         On November 3, 1999 NRG filed a Form 8-K reporting under Item 5 - Other Events. NRG filed certain exhibits relating to the offering of $240 million principal amount of the Company's 8.0% Remarketable or Redeemable Securities (ROARS) due November 1, 2013 (Remarketing date November 1, 2003).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NRG ENERGY, INC.
                                     (Registrant)

                                     /s/ Leonard A. Bluhm
                                     ----------------------------------
                                     Leonard A. Bluhm
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


                                     /s/ David E. Ripka
                                     ----------------------------------
                                     David E. Ripka
                                     Vice President and Controller
                                     (Principal Accounting Officer)

Date:  November 12, 1999
      ------------------------