Form 10-Q
period 2000-03-31
NRG ENERGY INC
filed 2000-05-12
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the
-----    Securities Exchange Act of 1934


         Transition report pursuant to Section 13 or 15(d) of the
-----    Securities Exchange Act of 1934

For Quarter Ended   March 31, 2000        Commission File Number   333-33397
                    ---------------------                          ---------

                                NRG Energy, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         41-1724239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall, Minneapolis, Minnesota                       55403
--------------------------------------------------------------------------------
(Address of principal executive officers)                     (Zip Code)

Registrant's telephone number, including area code          (612) 373-5300
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

                               Yes     X    No
                                    -------   -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                          Outstanding at May 4, 2000
       -----------------------------              --------------------------
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

INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I


Item 1       Consolidated Financial Statements and Notes

             Consolidated Statements of Income                             1

             Consolidated Balance Sheets                                 2-3

             Consolidated Statements of Stockholder's Equity               4

             Consolidated Statements of Cash Flows                         5

             Notes to Financial Statements                              6-10

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11-13


PART II

Item 1       Legal Proceedings                                            14


Item 6       Exhibits, Financial Statement Schedules, and Reports         15
             on Form 8-K



SIGNATURES                                                                16

PART I
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
(Thousands of Dollars except per share amounts)                   2000          1999
---------------------------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations                      $ 332,671    $  37,847
      Equity (loss) in earnings of unconsolidated affiliates        (9,644)       8,667
---------------------------------------------------------------------------------------
            Total operating revenues                               323,027       46,514
=======================================================================================
OPERATING COSTS AND EXPENSES
      Cost of wholly-owned operations                              214,923       27,940
      Depreciation and amortization                                 19,987        4,734
      General, administrative and development                       25,180       15,985
---------------------------------------------------------------------------------------
            Total operating costs and expenses                     260,090       48,659
=======================================================================================
OPERATING INCOME (LOSS)                                             62,937       (2,145)
=======================================================================================
OTHER INCOME (EXPENSE)
      Minority interest in earnings of consolidated subsidiary      (1,798)        (464)
      Other income, net                                              1,531          734
      Interest expense                                             (52,317)     (11,059)
---------------------------------------------------------------------------------------
            Total other expense                                    (52,584)     (10,789)
=======================================================================================
INCOME (LOSS) BEFORE INCOME TAXES                                   10,353      (12,934)

INCOME TAXES - EXPENSE (BENEFIT)                                     1,607      (11,994)

---------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                $   8,746    $    (940)
=======================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED            147,605      147,605

EARNINGS PER SHARE - BASIC AND DILUTED                           $     .06    $    (.01)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                     MARCH 31,        DECEMBER 31,
(Thousands of Dollars)                                                                 2000               1999
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                    $   137,923    $    31,483
      Restricted cash                                                                   14,985         17,441
      Accounts receivable-trade, less allowance
            for doubtful accounts of $1,392 and $186                                   146,030        126,376
      Income taxes receivable                                                            7,819           --
      Inventory                                                                        165,501        119,181
      Prepayments and other current assets                                              31,854         29,202
      Current portion of notes receivable - affiliates                                     287            287
-------------------------------------------------------------------------------------------------------------------
            Total current assets                                                       504,399        323,970

===================================================================================================================
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
      In service                                                                     3,759,856      2,078,804
      Under construction                                                                86,681         53,448
-------------------------------------------------------------------------------------------------------------------
                                                                                     3,846,537      2,132,252
      Less accumulated depreciation                                                   (176,883)      (156,849)
-------------------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                        3,669,654      1,975,403

-------------------------------------------------------------------------------------------------------------------
OTHER ASSETS

      Investments in projects                                                          893,303        932,591
      Capitalized project costs                                                         12,558          2,592
      Notes receivable, less current portion - affiliates                               65,193         65,494
      Notes receivable                                                                   5,795          5,787
      Intangible assets, net of accumulated amortization of $4,828 and $4,308           56,072         55,586
      Debt issuance costs, net of accumulated amortization of $10,093 and $6,640        36,260         20,081
      Other assets, net of accumulated amortization of $9,444 and $8,909                50,574         50,180
-------------------------------------------------------------------------------------------------------------------
            Total other assets                                                       1,119,755      1,132,311

===================================================================================================================
TOTAL ASSETS                                                                       $ 5,293,808    $ 3,431,684

===================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                          MARCH 31,    DECEMBER 31,
                                                                             2000         1999
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
      Current portion of long-term debt                                  $    24,789    $    30,462
      Revolving line of credit                                               304,000        340,000
      Consolidated project level, non-recourse debt                             --           35,766
      Corporate level, recourse debt                                         300,000           --
      Accounts payable-trade                                                 115,837         61,211
      Accounts payable-affiliate                                               3,202          6,404
      Accrued income taxes                                                      --            4,730
      Accrued property and sales taxes                                         7,173          4,998
      Accrued salaries, benefits and related costs                             5,542          9,648
      Accrued interest                                                        33,768         13,479
      Other current liabilities                                               12,996         17,657
---------------------------------------------------------------------------------------------------
            Total current liabilities                                        807,307        524,355

===================================================================================================
MINORITY INTEREST                                                             12,679         14,373

CONSOLIDATED PROJECT-LEVEL, LONG TERM, NON-RECOURSE DEBT                   2,300,888      1,026,398

CORPORATE LEVEL LONG-TERM, RECOURSE DEBT, LESS CURRENT PORTION             1,169,608        915,000

DEFERRED INCOME TAXES                                                         27,910         16,940

DEFERRED INVESTMENT TAX CREDITS                                                1,024          1,088

POSTRETIREMENT AND OTHER BENEFIT OBLIGATIONS                                  38,373         24,613

OTHER LONG-TERM OBLIGATIONS AND DEFERRED INCOME                               63,899         15,263

---------------------------------------------------------------------------------------------------
            Total liabilities                                              4,421,688      2,538,030

===================================================================================================
STOCKHOLDER'S EQUITY
      Class A common stock; $.01 par value; 250,000 shares authorized;
        147,605 shares issued and outstanding                                  1,476          1,476
      Additional paid-in capital                                             780,438        780,438
      Retained earnings                                                      195,956        187,210
      Accumulated other comprehensive income                                (105,750)       (75,470)
---------------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                             872,120        893,654

===================================================================================================
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 5,293,808    $ 3,431,684
===================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                                   Accumulated
                                                  Class A       Additional                          Other            Total
                                                  Common         Paid-in          Retained        Comprehensive    Stockholder's
(Thousands of Dollars)                             Stock         Capital          Earnings            Income           Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                     $   1,476      $   530,438       $   130,015      $     (82,597)   $     579,332

Net (Loss) Income                                                                       (940)                               (940)
Foreign currency translation adjustments                                                                  1,625            1,625
                                                                                                                   ---------------
Comprehensive income                                                                                                         685
Capital Contribution from parent                                   100,000                                               100,000
                                                ----------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1999                      $   1,476      $   630,438       $   129,075      $     (80,972)   $     680,017
                                                ----------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 2000                     $   1,476      $   780,438       $   187,210      $     (75,470)   $     893,654

Net Income                                                                             8,746                               8,746
Foreign currency translation adjustments                                                                (30,280)         (30,280)
                                                                                                                   ---------------
Comprehensive income                                                                                                    (21,534)
                                                ----------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2000                      $   1,476      $   780,438       $   195,956      $    (105,750)   $     872,120

                                                ----------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
(Thousands of Dollars)                                                        2000           1999
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                                   $     8,746    $      (940)

      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
            Undistributed equity earnings of unconsolidated affiliates         17,145          2,427
            Depreciation and amortization                                      19,987          4,734
            Deferred income taxes and investment tax credits                   10,906            463
            Minority interest                                                  (1,694)          (534)
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
                Accounts receivable                                             4,401         (1,645)
                Accounts receivable-affiliates                                   --          (11,282)
                Accrued income taxes                                          (13,793)        13,564
                Inventory                                                      10,450         (1,639)
                Prepayments and other current assets                           (2,652)           746
                Accounts payable-trade                                         28,778          5,375
                Accounts payable-affililates                                   (3,202)          --
                Accrued property and sales tax                                  2,175          1,798
                Accrued salaries, benefits and related costs                   (4,106)        (2,440)
                Accrued interest                                               20,289          1,471
                Other current liabilities                                      (5,937)        (2,800)
            Cash provided by changes in other assets and liabilities           65,317         (1,641)
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     156,810          7,657
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions, net of liabilities assumed                             (1,723,158)          --
      Investments in projects                                                 (17,933)       (16,267)
      Changes in notes receivable (net)                                           293         18,438
      Capital expenditures                                                    (43,390)        (6,331)
      Decrease in restricted cash                                               2,456          1,884
----------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                      (1,781,732)        (2,276)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions from parent                                          --          100,000
      Proceeds from issuance of long-term debt                              2,482,853           --
      Revolving line of credit                                                (36,000)          --
      Principal payments on long-term debt                                   (715,491)       (99,294)
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,731,362            706
====================================================================================================
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     106,440          6,087

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               31,483          6,381
====================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   137,923    $    12,468
====================================================================================================

See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

The Company is a wholly owned subsidiary of Northern States Power Company (NSP), a Minnesota corporation. Additional information regarding the Company can be found in NSP's Form 10-Q for the three months ended March 31, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and December 31, 1999, the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows and stockholders' equity for the three months ended March 31, 2000 and 1999. Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or stockholders equity as previously reported.

1.   BUSINESS DEVELOPMENTS

     In February 2000, the Company executed a memorandum of understanding with GE Power Systems, a division of General Electric Company, to purchase 11 gas turbine generators and five steam turbine generators, with an option to purchase additional units. The purchases will take place over the next five years with the first delivery scheduled to be made in 2002. The 16 turbines have an equivalent generation output of approximately 3,000 MW and an acquisition cost of approximately $500 million.

     In March 2000, the Company entered into an agreement with Great River Energy under which Great River assigned to the Company all of its rights and obligations with respect to two 135 MW turbines being built for it by Siemens Westinghouse. The Company's total cost for the turbines, which are scheduled for delivery in the first and second quarter of 2001, will be approximately $43 million.

     In March 2000, the Company acquired the Killingholme A generation facility from National Power plc for (pound)390 million (approximately $615 million at the time of acquisition), subject to post-closing adjustments. Killingholme is a combined cycle gas-fired baseload facility located in North Lincolnshire, England. The facility comprises three units with a total generating capacity of 680 MW. The Company owns and operates the facility, which sells its power into the wholesale electricity market of England and Wales.

     In March 2000, the Company acquired 1,708 MW of coal and gas-fired generation assets in Louisiana for approximately $1,026 million. These assets were formally owned by Cajun Electric Power Cooperative, Inc. The Company sells a significant amount of the energy and capacity of the Cajun facilities to 11 of Cajun Electric's former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with the Company, and four have entered into two to four year power purchase agreements. In addition, the Company sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric. The Company estimates that payments under the contracts with the 11 cooperatives will account for approximately 72% of the Cajun facilities' projected 2001 revenues, and that payments under the contracts with the municipal power authorities and the investor-owned utility will account for approximately an additional 7% of such revenues.

2.       SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 20-50% investments in four companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
         (Thousands of Dollars)                            2000               1999
                                                    -------------------------------------
         Net sales                                            $ 185,771        $ 154,389
         Other income                                               696            2,056
         Costs and expenses:
            Cost of sales                                       169,521          129,846
            Interest expense                                      6,470              294
            General and administrative                            6,012            6,354
            Other                                                   195            1,422
                                                    -------------------------------------
                                                                182,198          137,916
                                                    -------------------------------------
         Income before income taxes                               4,269           18,529
         Income taxes                                             5,801            5,033
                                                    -------------------------------------
         Net (loss) income                                    $ (1,532)         $ 13,496
                                                    =====================================
         Company's share of net (loss) income                 $ (2,871)          $ 5,275
                                                    =====================================

3.   SHORT TERM DEBT

     The Company has a $500 million revolving credit facility under a commitment fee arrangement that matures in March 9, 2001. This facility provides short-term financing in the form of bank loans. At March 31, 2000 the Company had $304 million outstanding under this facility.

     In March 2000, the Company borrowed $300 million under a short-term bridge facility that expires on August 31, 2000 and bears interest at a floating rate, which was 6.43% at March 31, 2000. Proceeds from this loan were used to fund the acquisition of the Cajun facilities. In connection with the extension of this bridge facility, NSP provided a support agreement on the Company's behalf to the lender. The Company plans to refinance this short-term corporate level borrowing with more permanent equity financing later this year.

4.   LONG TERM DEBT

     In February 2000, NRG Northeast Generating LLC issued $750 million of senior secured bonds to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065 percent due in 2004, $130 million with an interest rate of 8.842 percent due in 2015 and $300 million with an interest rate of 9.292 percent due in 2024.

     In March 2000, the Company issued (pound)160 million (approximately $250 million at the time of issuance) of 7.97% reset senior notes due 2020, principally to finance our equity investment in the Killingholme facility. On March 15, 2005, these senior notes may be remarketed by Bank of America, N.A. at a fixed rate of interest through the maturity date or, at a floating rate of interest for up to one year and then at a fixed rate of interest through 2020. Interest is payable semi-annually on these securities beginning September 15, 2000 through March 15, 2005, and then at intervals and interest rates established in the remarketing process.

     In March 2000, NRG South Central Generating LLC, a subsidiary of the Company, issued $800 million of senior secured bonds in a two-part offering. The first tranche was for $500 million with a coupon of 8.962 percent and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479 percent and a maturity of 2024. During March 2000, the proceeds were used to finance the Company's investment in the Cajun generating facilities.

     In March 2000, three of the Company's foreign subsidiaries entered into a (pound)335 million ($533 million at March 31, 2000) secured borrowing facility agreement with Bank of America International Limited, as arranger. Under this facility, the financial institutions have made available to our subsidiaries various term loans totaling (pound)235 million ($374 million at March 31, 2000) for the purpose of financing the acquisition of the Killingholme facility and (pound)100 million ($159 million at March 31, 2000) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

     GUARANTEES

     The Company may be directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. As of March 31, 2000, the Company's obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $504 million.

5.   FINANCIAL INSTRUMENTS

     As of March 31, 2000, the Company had four-interest rate swap agreements with notional amounts totaling approximately $692 million. If the swaps had been discontinued on March 31, 2000, the Company could have owed the counter-parties approximately $2 million. Based on the investment grade rating of the counter-parties, the Company believes that its exposure to credit risk due to nonperformance by the counter-parties to our hedging contracts is insignificant.

         - The Company entered into a swap agreement effectively converting the 7.5% fixed rate on $200 million of our Senior Notes due 2007 to a variable rate based on the London Interbank Offered Rate. The swap expires on June 1, 2009.

         - A second swap effectively converts a $16 million issue of non-recourse variable rate debt into a fixed rate debt. The swap expires on September 30, 2002 and is secured by the Camas Power Boiler assets.

         - A third swap converts $177 million of non-recourse variable rate debt into fixed rate debt. The swap expires on December 17, 2014 and is secured by the Crockett Cogeneration assets.

         - A fourth swap converts (pound)188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

6.   SEGMENT REPORTING

     NRG conducts its business within three segments: Independent Power Generation, Alternative Energy (Resource Recovery and Landfill Gas) and Thermal projects. These segments are distinct components of NRG with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges that have not been allocated to the operating segments. Segment information for the quarter ended March 31, 2000 and 1999 is as follows:

     THREE MONTHS ENDED
     MARCH 31, 2000                                         INDEPENDENT
     (Thousands of Dollars)                                    POWER      ALTERNATIVE
                                                            GENERATION      ENERGY      THERMAL      OTHER       TOTAL
                                                            ------------------------------------------------------------
     OPERATING REVENUES
          Revenues from wholly-owned operations             $ 300,063    $   7,017    $  21,575   $   3,716    $ 332,371
          Intersegment revenues                                  --            300         --          --            300
          Equity in earnings of unconsolidated affiliates      (7,151)      (2,498)           5        --         (9,644)
                                                            ------------------------------------------------------------
               Total operating revenues                       292,912        4,819       21,580       3,716      323,027
                                                            ------------------------------------------------------------
          NET INCOME (LOSS)                                 $  25,680    $   3,373    $   2,003   $ (22,310)   $   8,746

     THREE MONTHS ENDED
     MARCH 31, 1999                                         INDEPENDENT
     (Thousands of Dollars)                                   POWER      ALTERNATIVE
                                                            GENERATION     ENERGY      THERMAL    OTHER       TOTAL
                                                            ---------------------------------------------------------
     OPERATING REVENUES
          Revenues from wholly-owned operations             $ 13,064     $  6,280     $ 15,145   $  3,034    $ 37,523
          Intersegment revenues                                 --            324         --         --           324
          Equity in earnings of unconsolidated affiliates      7,830          249        1,162       (574)      8,667
                                                            ---------------------------------------------------------
               Total operating revenues                       20,894        6,853       16,307      2,460      46,514
                                                            ---------------------------------------------------------
          NET INCOME (LOSS)                                 $    949     $  3,513     $  2,163   $ (7,565)   $   (940)



7.   COMMITMENTS AND CONTINGENCIES

     In March 2000, the Company entered into an agreement with Great River Energy under which Great River assigned to the Company, all of its rights and obligations with respect to two 135 MW turbines being built for it by Siemens Westinghouse. The Company's total cost for the turbines, which are scheduled for delivery in the first or second quarter of 2001, will be $43 million. The Company expects to install these turbines at either existing plant sites in the United States or new greenfield sites.

     In April 2000, the Company announced an agreement with Statoil Energy, Inc. to acquire Harrisburg Steam Works and Statoil Energy Power/Paxton L.P. (Statoil) located in Harrisburg, Pennsylvania for approximately $11 million. Harrisburg Steam Works provides steam to more then 300 residential, commercial and industrial customers, including the City of Harrisburg and the Commonwealth of Pennsylvania. Statoil is a cogeneration facility capable of supplying nearly 30 percent of the steam requirements for Harrisburg Steam Works and a chiller plant that serves the Harrisburg hospital. Statoil also operates a nationwide diesel engine service business.

     On March 30, 2000 the Company received notification from the New York Independent System Operator (NYISO) of their petition to the Federal Energy Regulatory Commission (FERC) to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000.

     Noting that FERC orders have not, to date, adjusted rates retroactively to address market operations or market power concerns, in the context of an independent system operator or otherwise, our internal legal counsel have no reason to believe that the Company will not ultimately collect all of the amounts due from the NYISO for ancillary services provided in March 2000.

     If the FERC authorizes the NYISO to impose the market cap on a retroactive basis, the Company would record an $8.2 million pretax reduction in earnings.

8.   EARNINGS PER SHARE

     On April 19, 2000, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of up to 18 percent of its common stock. Since the Company expects to complete the public offering it has included earnings per share data on the Consolidated Statements of Income. Earnings per share is calculated by dividing Net Income (Loss) by the Weighted average shares outstanding.

9.   PRO FORMA RESULTS OF OPERATIONS - CAJUN ACQUISITION

     During March 2000, the Company completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1.026 billion. The following information summarizes the pro forma results of operations as if the acquisition had occurred as of the beginning of the three-month period ended March 31, 2000 and 1999. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or financial position or of what the earnings and financial position would have been had the acquisition of the Cajun Electric Facilities been consummated at the beginning of the respective periods or as of the date for which pro forma financial information is presented.

                                                              Pro Forma            Pro Forma
                                                           3 Months Ended        3 Months Ended
    (In Thousands)                                         March 31, 2000        March 31, 1999
                                                           ------------------------------------
    OPERATING REVENUES
         Revenues from wholly-owned operations             $ 412,653            $   116,450
         Equity in earnings of unconsolidated affiliates      (9,644)                 8,667
                                                           ------------------------------------
    TOTAL OPERATING REVENUES                                 403,009                125,117
    Total operating costs and expenses                       328,198                114,729
                                                           ------------------------------------
    OPERATING INCOME                                          74,811                 10,388
    Other income (expense)                                   (70,375)               (28,885)
                                                           ------------------------------------
    INCOME (LOSS) BEFORE INCOME TAXES                          4,436                (18,497)
    Income tax (benefit) expense                                (841)               (14,296)
                                                           ------------------------------------
    NET INCOME (LOSS)                                      $   5,277            $    (4,201)
                                                           ------------------------------------

10.  INVENTORY

     At March 31, 2000, inventory, which is stated at the lower of weighted average cost or market, consisted of:

                               (IN THOUSANDS)
                              ------------------
    Fuel oil                           $ 40,342
    Spare parts                          86,274
    Coal                                 37,486
    Kerosene                                841
    Other                                   558
                              ------------------
        TOTAL                          $165,501
                              ==================



11.  SUBSEQUENT EVENT

     On May 5, 2000, the Board of Directors approved a conversion of the 1,000 shares of common stock outstanding into 147,604,500 shares of Class A common stock, par value $.01. In addition, the Board of Directors approved the amendment of the Company's certificate of incorporation to include, among other things, the authorization of 250,000,000 shares of Class A common stock, par value $.01, 550,000,000 shares of common stock, par value $.01, and 200,000,000 shares of preferred stock. Shares of Class A common stock have identical rights to common stock except they have ten votes per share. All share and per share data included in the financial statements have been restated to reflect the exchange and reclassification.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions H
(1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare NRG's revenue and expense items for the three months ended March 31, 2000 with the three months ended March 31, 1999.

                              RESULTS OF OPERATIONS
                              ---------------------

                      FOR THE QUARTER ENDED MARCH 31, 2000
                  COMPARED TO THE QUARTER ENDED MARCH 31, 1999

         Net income for the quarter ended March 31, 2000, was $8.7 million, an increase of $9.7 million compared to a net loss of $0.9 million in the same period in 1999. This increase was due to the factors described below.

         The independent system operator for the New York Power Pool has recently sought authority from FERC to adjust the market clearing prices for certain ancillary services on a retroactive basis beginning January 29, 2000. The Company and several other independent power producers are challenging this action. If the independent system operator prevails, the Company's revenues from ancillary services sold in the New York Power Pool could be substantially reduced. Although the Company would attempt to adjust its business operations to mitigate the future impacts of such a ruling, the potential negative impacts on the Company's revenues for the first quarter of 2000 would include the potential refund of approximately $8.0 million of revenues collected in February 2000 and the inability to collect approximately $8.2 million included in revenues, but not yet collected, for March 2000. At this time the Company cannot predict the outcome of this action.

OPERATING REVENUES

         For the quarter ended March 31, 2000, the Company had total revenues of $323.0 million, which includes operating revenues and equity in earnings of unconsolidated affiliates, compared to $46.5 million for the quarter ended March 31, 1999, an increase of $276.5 million or 594.5%. The Company's operating revenues from wholly-owned operations were $332.7 million, an increase of $294.8 million or 780%, over the same period in 1999. Revenues from the Company's Northeast assets that were acquired during 1999 accounted for approximately $228.0 million of this increase. Approximately $35.8 million of the increase was due to a tolling agreement related to the Killingholme facility, which was in effect from January 1, 2000 to the date of the Company's acquisition of this facility, March 29, 2000. Also, the acquisition of additional ownership interests in, and the resulting consolidation of, the Company's Pittsburgh and San Francisco thermal operations together with the consolidation of Crockett Cogeneration accounted for approximately $25.5 million of the increase in revenues. For the quarter ended March 31, 2000, revenues from wholly owned operations consisted of revenue from electrical generation (92.4%), heating, cooling and thermal activities (6.5%) and technical services (1.1%).

         Equity in losses of unconsolidated project affiliates was $9.6 million for the quarter ended March 31, 2000, compared to earnings of $8.7 million for the quarter ended March 31, 1999, a decrease of 211%. Reduced earnings from the Company's investment in West Coast Power LLC accounted for $11.1 million of the decrease. The West Coast Power LLC results were down due to interest on project level debt that was issued in June 1999, a favorable business interruption insurance settlement that was recorded in the first quarter of 1999, and costs associated with the Encina facility and the San Diego combustion turbines which are summer peaking facilities that were acquired in May 1999. In addition, equity earnings from NEO decreased by $2.4 million primarily due to operating losses from a project that was acquired in October 1999. This project produces a net profit for the Company after consideration of Section 29 credits, which are included in income taxes. Equity earnings from the Loy Yang project decreased by $2.4 million due to a change in accounting for tax benefits associated with the project. Equity earnings were also reduced by the consolidation of the Company's Pittsburgh and San Francisco thermal operations and Crockett Cogeneration subsidiaries during 1999.

OPERATING COSTS AND EXPENSES

         Cost of wholly owned operations was $214.9 million for the quarter, an increase of $187.0 million, or 669.2%, over the same period in 1999. Approximately $146 million of the increase was due to the acquisition of the Northeast assets during 1999. The remaining increase was primarily due to the consolidation of Crockett Cogeneration and the Pittsburgh and San Francisco thermal operations. Cost of operations, as a percentage of revenues from wholly-owned operations for the period, was 64.6% which is 12.6% less then the prior year period.

         Depreciation and amortization costs were $20.0 million for the quarter ended March 31, 2000, compared to $4.7 million for the quarter ended March 31, 1999. The increase resulted primarily from the addition of the Northeast assets during 1999 and the acquisition of additional ownership interests in and the resulting consolidation of the Company's Pittsburgh and San Francisco thermal operations, together with the consolidation of Crockett Cogeneration, which contributed to the increase in depreciation and amortization.

         General, administrative and development costs were $25.2 million for the quarter ended March 31, 2000, compared to $16.0 million for the quarter ended March 31, 1999. The $9.2 million increase is due primarily to increased business development, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and preparation for several acquisitions that took place in 1999 and during the first quarter of 2000. As a percent of total revenues, administrative and general expenses declined to 7.8% from 34.4% during the same period one-year earlier.

OTHER (EXPENSE) INCOME

         Other expense was $52.6 million for the quarter, compared with $10.8 million for the same period in 1999. The increase in other expense was primarily due to an increase in interest expense, which was $52.3 million for the quarter, compared to $11.0 million for the quarter ended March 31, 1999. The Company added $750 million of project level debt related to the Northeast asset acquisitions resulting in $18.2 million of incremental interest expense. In addition, the Company issued $300 million of senior notes in June 1999 and $240 million of senior notes in November 1999. Also, a higher average outstanding balance of the Company's revolving line of credit and the consolidation of Crockett Cogeneration and the Company's Pittsburgh and San Francisco thermal operations contributed to higher interest expense.

INCOME TAX

         Because the Company is included in the consolidated federal income tax return of Northern States Power (NSP), the Company pays to and is paid by NSP on a dollar-for-dollar basis for the increase or reduction, respectively, of NSP's taxes attributable to the respective tax liabilities or benefits the Company creates. Income tax expense was $1.6 million for the quarter ended March 31, 2000 compared to an income tax benefit of $12.0 million for the quarter ended March 31, 1999. The increase in income tax expense was primarily due to higher United States taxable income versus foreign taxable income. In addition, the Company no longer recognized the tax benefits related to the losses generated by the Loy Yang facility. This increase in tax expense was partially offset by additional Section 29 tax credits generated by growth in NEO's portfolio of landfill gas projects.

YEAR 2000 (Y2K) READINESS

         Although it appears that the Company successfully transitioned into the year 2000 with no Y2K disruptions to customers or to internal operations, there are no guarantees that a Y2K related problem will not surface at a later date. The Company is not presently aware of any such situations; however, occurences of this type could adversely affect the Company's business, operating results or financial condition.

ACCOUNTING CHANGE

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Company plans to adopt this Statement in 2001, as required. The Company has not determined the potential impact of implementing this Statement.

FILING OF REGISTRATION STATEMENT

          On April 19, 2000, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of up to 18 percent of its common stock. The Company will receive all proceeds from the offering. Approximately $300 million of the proceeds are expected to be used to repay the short-term bridge loan, which matures in August 2000 and was used to finance the acquisition of the Cajun facilities. Any remaining net proceeds are expected to be used for general corporate purposes, which may include funding of capital expenditures and potential acquisitions, the development and construction of new facilities and additions to working capital. Funds not immediately required for such purposes may be used to temporarily reduce any outstanding balances under the Company's revolving credit facility.

     PART II

     ITEM 1.  LEGAL PROCEEDINGS

     On or about July 12, 1999, Fortistar Capital, Inc., a Delaware Corporation, filed a complaint in the Fourth Judicial District, Hennepin County, Minnesota against the Company, asserting claims for injunctive relief and for damages as a result of our alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility. The Company disputed Fortistar's allegations and has asserted numerous counterclaims. The Company has counterclaimed against Fortistar for breach of contract, fraud and negligent misrepresentations and omissions, tortuous interference with contract, prospective business opportunities and prospective contractual relationships, unfair competition and breach of covenant of good faith and fair dealing. The Company seeks, among other things, dismissal of Fortistar's complaint with prejudice and rescission of the letter agreement.

     A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of the Company's and Niagara Mohawk Power Corporation's intention to close on that date. On January 14, 2000, the court denied Fortistar's request for a temporary injunction. The Company intends to continue to vigorously defend the suit and believe Fortistar's complaint to be without merit. No trial date has been set.

     On October 12, 1999, the Company received a letter from the Office of the Attorney General of the State of New York alleging that based on a preliminary analysis, it believes that major modifications were made to the Company's Huntley and Dunkirk facilities during prior ownership of those facilities without the required permits having been obtained. The Company believes that the Attorney General sent identical letters to the owners and operators of all of the coal-fired utility plants in New York. On January 12, 2000, the Company received a formal request from the New York Department of Environmental Conservation seeking documents relating to the matters covered by the Attorney General's letter. The Company understands that this request supersedes the Attorney General's request. While the Company does not have knowledge at this time that the previous owner of the Huntley and Dunkirk facilities did not comply with the preconstruction permit requirement, the Company cannot predict the outcome of the state's investigation, as the Company has only owned these facilities since June 1999. Although, the Company has a right to indemnification by the previous owner for penalties resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, the Company could be required, among other things, to install specified pollution control technology to further reduce pollutant emissions from the Dunkirk and Huntley facilities, and the Company could become subject to fines and penalties associated with the period of time it has operated the facilities.

     The independent system operator for the New York Power Pool has recently imposed price limitations on certain ancillary services sold in this market, and, together with several New York utilities, has sought authority from FERC to adjust the market clearing prices for 10 minute reserve services on a retroactive basis. The Company has joined several other independent power producers in New York in filing a claim with FERC challenging these actions. If the independent system operator prevails, the Company's revenues for ancillary services sold in the New York Power Pool could be substantially reduced. Although the Company would attempt to adjust its business operations to mitigate the future impact of such a ruling, the potential negative impact on the Company's revenues for the first quarter of 2000 would include the potential refund of approximately $8.0 million collected in February 2000 and the inability to collect approximately $8.2 million included in revenues, but not collected, for March 2000. At this time the Company cannot predict the outcome of this action.

     There are no other material legal proceedings pending, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to the Company or its subsidiaries. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

     PART II

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     27   Financial Data Schedule for the period ended March 31, 2000.

     (B)  REPORTS ON FORM 8-K:

         On April 8, 2000, the Company filed a Form 8-K reporting under Item 5 - Other Events.

             The Company announced that on March 29, 2000, it completed the acquisition, from National Power plc, of the 680 MW gas-fired Killingholme A combined-cycle, gas-turbine power station.

         On April 8, 2000, the Company filed a Form 8-K reporting under Item 5 - Other Events.

             The Company announced that on March 31, 2000, it completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc.

         On April 19, 2000, the Company filed a Form 8-K reporting under Item 5
         - Other Events.

             The Company announced that on April 19, 2000, it filed a registration statement with the Securities and Exchange Commission for an initial public offering of up to 18 percent of its common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NRG ENERGY, INC.
                            (Registrant)

                            /s/    Leonard A. Bluhm
                               ---------------------
                            Leonard A. Bluhm
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)


                            /s/    David E. Ripka
                               ---------------------
                            David E. Ripka
                            Vice President and Controller
                            (Principal Accounting Officer)

Date:  May 11, 2000
      -------------
                                       16