Form 10-K405/A
period 1999-12-31
NRG ENERGY INC
filed 2000-06-05
CIK 1013871

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
                          COMMISSION FILE NO. 333-33397

                                NRG ENERGY, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                         41-1724239
              --------                                         ----------
    (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

   1221 NICOLLET MALL, SUITE 700

       MINNEAPOLIS, MINNESOTA                                    55403
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

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

     Yes    X      No
         ------      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Yes   X       No
        -------      -----

     As of May 30, 2000, there were 147,604,500 shares of Class A - common stock, $.01 par value, outstanding, all of which were owned by Northern States Power Company. No other voting or non-voting common equity is held by non-affiliates of the Registrant.

     The Registrant meets the conditions set forth in General Instruction I (1)
     (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format. Documents Incorporated by Reference: None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 5, 2000.

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