Form 10-Q
period 2000-06-30
NRG ENERGY INC
filed 2000-08-14
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
------ Exchange Act of 1934


       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934


For the Quarter Ended:  JUNE 30, 2000       Commission File Number:    000-25569

                                NRG ENERGY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        41-1724239
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Nicollet Mall
Minneapolis, Minnesota                                             55403
----------------------------------------                         ----------
(Address of principal executive officers)                        (Zip Code)

Registrant's telephone number, including area code:             (612) 373-5300

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

                               Yes  X     No
                                  -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                     Outstanding at August 11, 2000
         --------------------------------------   ------------------------------
         Class A - Common Stock, $.01 par value          147,604,500 Shares
         Common Stock, $.01 par value                     32,395,500 Shares

INDEX

                                                                                                     PAGE NO.

         PART I - FINANCIAL INFORMATION

         Item 1.      Consolidated Financial Statements and Notes

                      Consolidated Statements of Income                                                  1

                      Consolidated Balance Sheets                                                      2-3

                      Consolidated Statements of Stockholders' Equity                                    4

                      Consolidated Statements of Cash Flows                                              5

                      Notes to Financial Statements                                                   6-14

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                            15-19

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk                        20


         PART II - OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                 22

         Item 2.      Changes in Securities and Use of Proceeds                                         22

         Item 5.      Other                                                                             23

         Item 6.      Exhibits, Financial Statement Schedules, and Reports                              24
                      on Form 8-K




         SIGNATURES                                                                                     25

                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,

(In thousands, except per share data)                              2000           1999           2000            1999
---------------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
      Revenues from wholly-owned operations                     $ 473,836       $  60,034    $  806,507       $  97,881
      Equity in earnings of unconsolidated affiliates              48,173           6,625        38,529          15,292
---------------------------------------------------------------------------------------------------------------------------------
            Total operating revenues                              522,009          66,659       845,036         113,173
---------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
      Cost of wholly-owned operations                             305,908          41,124       520,831          69,064
      Depreciation and amortization                                30,865           6,291        50,852          11,025
      General, administrative, and development                     31,108          16,288        56,288          32,273
---------------------------------------------------------------------------------------------------------------------------------
            Total operating costs and expenses                    367,881          63,703       627,971         112,362
---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                  154,128           2,956       217,065             811
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Minority interest in earnings of consolidated subsidiaries  (2,283)            (691)       (4,081)         (1,155)
      Other income, net                                               34            2,574         1,565           3,308
      Interest expense                                           (81,858)         (15,788)     (134,175)        (26,847)
---------------------------------------------------------------------------------------------------------------------------------
            Total other expense                                  (84,107)         (13,905)     (136,691)        (24,694)
---------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                 70,021          (10,949)       80,374         (23,883)
INCOME TAXES - EXPENSE (BENEFIT)                                  26,440          (13,290)       28,047         (25,284)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 43,581        $   2,341    $   52,327       $   1,401
---------------------------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC              155,529          147,605       151,567         147,605

EARNINGS PER AVERAGE COMMON SHARE - BASIC                          $0.28            $0.02         $0.35           $0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED            156,191          147,605       151,898         147,605

EARNINGS PER AVERAGE COMMON SHARE - DILUTED
                                                                   $0.28            $0.02         $0.34           $0.01


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                          JUNE 30,        DECEMBER 31,
(In thousands)                                                                              2000             1999
--------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                     $     70,840      $     31,483
      Restricted cash                                                                     21,061            17,441
      Accounts receivable-trade, less allowance
            for doubtful accounts of $946 and $186                                       254,237           126,376
      Accounts receivable-affiliates                                                      10,595                 -
      Inventory                                                                          198,464           119,181
      Prepayments and other current assets                                                31,036            29,202
      Current portion of notes receivable - affiliates                                     1,207               287
--------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                         587,440           323,970
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

      In service                                                                       3,825,030         2,078,804
      Under construction                                                                  71,637            53,448

--------------------------------------------------------------------------------------------------------------------------
                                                                                       3,896,667         2,132,252
      Less accumulated depreciation                                                     (205,810)         (156,849)
--------------------------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                          3,690,857         1,975,403
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS

      Investments in projects                                                            949,129           932,591
      Capitalized project costs                                                           35,194             2,592
      Notes receivable, less current portion - affiliates                                 66,464            65,494
      Notes receivable                                                                     5,805             5,787
      Intangible assets, net of accumulated amortization of $5,598 and $4,308             57,238            55,586
      Debt issuance costs, net of accumulated amortization of $11,370 and $6,640          39,104            20,081
      Other assets, net of accumulated amortization of $9,964 and $8,909                  58,725            50,180
--------------------------------------------------------------------------------------------------------------------------
            Total other assets                                                         1,211,659         1,132,311
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $  5,489,956      $  3,431,684
==========================================================================================================================





See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                        JUNE 30,      DECEMBER 31,
(In thousands)                                                                           2000            1999
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Current portion of long-term debt                                               $    140,341   $     30,462
      Revolving line of credit                                                             166,000        340,000
      Revolving line of credit, non-recourse                                                     -         35,766
      Accounts payable-trade                                                               159,530         61,211
      Accounts payable-affiliates                                                                -          6,404
      Accrued income taxes                                                                  22,631          4,730
      Accrued property and sales taxes                                                       7,299          4,998
      Accrued salaries, benefits and related costs                                           8,210          9,648
      Accrued interest                                                                      49,145         13,479
      Other current liabilities                                                             15,685         17,657
---------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                      568,841        524,355
---------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                           12,205         14,373

Consolidated Project-Level, Long Term, Non-recourse Debt                                 2,161,595      1,026,398

Corporate Level Long-Term, Recourse Debt                                                 1,157,768        915,000

Deferred Income Taxes                                                                      109,283         16,940

Deferred Investment Tax Credits                                                                960          1,088

Postretirement and Other Benefit Obligations                                                48,090         24,613

Deferred Income and Other Long-Term Obligations                                             70,300         15,263
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                            4,129,042      2,538,030
---------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Class A - common stock; $.01 par value; 250,000 shares authorized;
        147,605 shares issued and outstanding                                                1,476          1,476
      Common stock; $.01 par value; 550,000 shares authorized;
        32,396 shares issued and outstanding                                                   324              -
      Additional paid-in capital                                                         1,233,833        780,438
      Retained earnings                                                                    239,537        187,210
      Accumulated other comprehensive income                                              (114,256)       (75,470)
---------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                         1,360,914        893,654
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  5,489,956   $  3,431,684
===========================================================================================================================





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                                    Accumulated
                                              Class A                 Additional                       Other           Total
                                              Common      Common       Paid-in       Retained      Comprehensive    Stockholders'
(In thousands)                                 Stock       Stock       Capital       Earnings          Income           Equity
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1999                   $ 1,476       $ -       $   530,438     $  130,015     $  (82,597)   $      579,332

Net Income                                                                                 1,401                            1,401
Foreign currency translation adjustments                                                                 17,793            17,793
                                                                                                                       ------------
Comprehensive income                                                                                                       19,194
Capital Contribution from parent                                          100,000                                         100,000
                                            ---------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1999                     $ 1,476       $ -       $   630,438     $  131,416     $  (64,804)   $      698,526
                                            =======================================================================================

BALANCES AT JANUARY 1, 2000                   $ 1,476       $ -       $   780,438     $  187,210     $  (75,470)   $      893,654

Net Income                                                                                52,327                           52,327
Foreign currency translation adjustments                                                                (38,786)          (38,786)
                                                                                                                    ---------------
Comprehensive income                                                                                                       13,541
Capital stock activity:
Issuance of Common Stock                                    324           453,395                                         453,719
                                            ---------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 2000                     $ 1,476     $ 324       $ 1,233,833     $  239,537     $ (114,256)   $    1,360,914
                                            =======================================================================================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
(In thousands)                                                                        2000           1999
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                 $   52,327    $     1,401

      Adjustments to reconcile net income to net cash
        provided (used) by operating activities
            Undistributed equity earnings of unconsolidated affiliates              (24,021)        26,141
            Depreciation and amortization                                            50,852         11,025
            Deferred income taxes and investment tax credits                         92,215         (8,971)
            Minority interest                                                        (2,168)          (575)
      Cash provided (used) by changes in certain  working capital items,  net of acquisition effects:
                Accounts receivable                                                (103,807)       (22,551)
                Accounts receivable-affiliates                                      (16,999)        (9,427)
                Accrued income taxes                                                 16,657         14,546
                Inventory                                                           (22,514)        (5,438)
                Prepayments and other current assets                                 (1,834)       (13,971)
                Accounts payable-trade                                               72,471         29,565
                Accrued property and sales tax                                        2,301          1,287
                Accrued salaries, benefits and related costs                         (1,438)        (1,047)
                Accrued interest                                                     35,666          3,469
                Other current liabilities                                            (3,244)         4,676
             Cash provided (used) by changes in other assets and liabilities          72,040        (11,313)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           218,504         18,817
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions, net of liabilities assumed                                   (1,723,158)      (930,185)
      Investments in projects                                                        (8,238)       (37,167)
      Divestiture of projects                                                             -          1,000
      Changes in notes receivable (net)                                              (1,908)        12,273
      Capital expenditures                                                         (149,600)       (47,760)
     (Increase) decrease in restricted cash                                          (3,620)         1,569
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                            (1,886,524)    (1,000,270)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions from parent                                                   -        100,000
      Proceeds from issuance of stock                                               453,719              -
      Revolving line of credit                                                     (174,000)        97,267
      Proceeds from issuance of note                                                      -        539,965
      Proceeds from issuance of long-term debt                                    2,508,688        310,294
      Principal payments on long-term debt                                       (1,081,030)        (6,492)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,707,377      1,041,034
--------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            39,357         59,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     31,483          6,381
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   70,840    $    65,962
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NRG Energy, Inc. (the Company or NRG) is a majority-owned subsidiary of Northern States Power Company (NSP), a Minnesota corporation. Additional information regarding the Company can be found in NSP's Form 10-Q for the six months ended June 30, 2000.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and December 31, 1999, the results of its operations for the three months and six months ended June 30, 2000 and 1999, and its cash flows and stockholders' equity for the six months ended June 30, 2000 and 1999.

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or stockholders' equity as previously reported.

1.   BUSINESS DEVELOPMENTS

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

     In March 2000, the Company entered into an agreement with Great River Energy under which Great River assigned to the Company all of its rights and obligations with respect to two 135 MW turbines being built for it by Siemens Westinghouse. The Company's total cost for the turbines, which are scheduled for delivery in the first or second quarter of 2001, will be approximately $43 million.

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

     In March 2000, the Company acquired 1,708 MW of coal and gas-fired generation assets in Louisiana for approximately $1,026 million (the Cajun facilities). These assets were formally owned by Cajun Electric Power Cooperative, Inc. (Cajun Electric). The Company sells a significant amount of the energy and capacity of the Cajun facilities to 11 of Cajun Electric's former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with the Company, and four have entered into two to four year power purchase agreements. In addition, the Company sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric. The Company estimates that payments under the contracts with the 11 cooperatives will account for approximately 72% of the Cajun facilities' projected 2001 revenues, and that payments under the contracts with the municipal power authorities and the investor-owned utility will account for approximately an additional 7% of such revenues. See Note 10 of Notes to the Financial Statements for pro forma results of operations as if the acquisition of the Cajun facilities had occurred at the beginning of the periods disclosed.

     In June 2000, the Company successfully completed the initial public offering of 32,395,500 shares of its common stock.

     Gross proceeds raised from the offering, including exercise of the over-allotment option, were approximately $485.9 million. The shares sold in the offering represent approximately 18 percent of the common equity of the Company. NSP owns 147,604,500 shares of the Company's Class A common stock which represents an 82% interest in the Company.

     In June 2000, the Estonian cabinet approved the terms under which the Company may proceed to purchase a 49% interest in Narva Power, which owns approximately 3,000 MW of oil shale-fired generation plants and a 51% interest in state-owned oil shale mines. A government-owned entity, Eesti-Energia, will retain 51% ownership of Narva Power. The terms of the Company's purchase include a commitment by Narva Power to invest approximately $361 million for reconstructing and refurbishing the generation plants and making environmental improvements. The Company will make an initial $65-70 million equity commitment. Narva Power's two stations, Balti and Eestia, currently supply more than 90% of Estonia's electricity. Narva Power will enter into a 15-year power purchase agreement with Eesti Energia.

     In July 2000, the Company and Dynegy Inc., completed a 100 MW expansion of the Rocky Road Power Plant, a natural gas fired simple cycle peaking facility in East Dundee, Illiniois. The installation of the additional 100 MW natural gas fired combustion turbine increases that facility's generating capacity to 350 MW. The Company acquired a 50% interest in the Rocky Road Power Plant in December 1999.

     In July 2000, the Company completed its $11.7 million purchase of Harrisburg Steam Works and Statoil Energy Power/Paxton L.P. located in Harrisburg, PA from Statoil Energy Inc. Harrisburg Steam Works provides steam to more than 300 residential, commercial and industrial customers, including the City of Harrisburg, Pennsylvania and the Commonwealth of Pennsylvania. Statoil Energy Power/Paxton L.P. is a cogeneration facility capable of producing 12 MW of electrical power while supplying nearly 30% of the steam requirements for Harrisburg Steam Works. Also included in the purchase was a nationwide diesel engine service business and a chiller plant that serves the Harrisburg Hospital.

     In July 2000, the Company signed a purchase agreement with Statoil Energy, Inc. to acquire a 190,000 pounds of steam per hour, 18 MW coal fired cogeneration facility that provides steam and electricity to a major manufacturing facility located in Dover, Delaware. Excess electrical energy is sold through the Dover municipal electric utility. In a separate purchase agreement, the Company agreed to purchase Statoil's Distributed Generation and Engineering Services Group, which consists of three generation projects totaling 6.2 MW as well as a diesel-services group. The Company expects to complete the acquisition of these facilities in the third quarter of 2000.

     During August 2000, the Company was named the successful bidder in the South Australian Government's electricity privatization auction for Flinders Power, South Australian's final generation company to be privatized. The Company agreed to pay AUS $313 million ($180 million US as of August 2000) for a 100 year lease of the Flinders Power assets. Flinders Power includes two power stations totaling 760 MW, the Leigh Creek coal mine and a dedicated rail line. The lease agreement also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station. The transaction is expected to close in the third quarter of 2000.

2.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 20-50% investments in the four companies reported in Part IV - Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K of Form 10-K that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:


                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
         (In thousands)                                  2000              1999               2000               1999
                                                    ---------------- ----------------- ------------------ -----------------

         Net sales                                        $ 302,500      $ 185,174          $ 488,271         $ 339,563
         Other income                                         6,529         10,001              7,225            12,057

         Costs and expenses:
            Cost of sales                                   188,123        132,961            357,644           262,807
            General and administrative                        9,128         12,501             15,140            18,855
            Other                                             5,362         29,170             12,027            30,886
                                                    ---------------- ----------------- ------------------ -----------------
         Total Costs and expenses                           202,613        174,632            384,811           312,548
                                                    ---------------- ----------------- ------------------ -----------------
         Income before income taxes                         106,416         20,543            110,685            39,072
         Income taxes                                         5,599          6,803             11,400            11,836
                                                    ---------------- ----------------- ------------------ -----------------
         Net income                                        $100,817       $ 13,740           $ 99,285         $  27,236
                                                    ================ ================= ================== =================
         Company's share of net income                     $ 49,188       $  5,633           $ 46,317         $  10,908
                                                    ================ ================= ================== =================

3.   SHORT TERM BORROWINGS

     The Company has a $500 million revolving credit facility under a commitment fee arrangement that matures in March 9, 2001. This facility provides short-term financing in the form of bank loans. At June 30, 2000 the Company had $166 million outstanding under this facility, which had a weighted average interest rate of 7.7% during the six month period.

     In March 2000, the Company borrowed $300 million under a short-term bridge facility that was terminated in June, 2000, bore interest at a floating rate, and had a weighted average interest rate of 6.5% for the period ended June 30, 2000. Proceeds from this loan were used to fund the acquisition of the Cajun facilities. In June 2000, a portion of the proceeds raised by the Company's initial public offering of its common stock were used to pay off and terminate this short-term bridge facility.

4.   LONG TERM DEBT

     In February 2000, NRG Northeast Generating LLC, an indirect wholly-owned subsidiary of the Company, issued $750 million of senior secured bonds to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004, $130 million with an interest rate of 8.842% due in 2015 and $300 million with an interest rate of 9.292% due in 2024.

     In March 2000, the Company issued (pound)160 million (approximately $250 million at the time of issuance) of 7.97% reset senior notes due 2020, principally to finance its equity investment in the Killingholme facility. On March 15, 2005, these senior notes may be remarketed by Bank of America, N.A. at a fixed rate of interest through the maturity date or at a floating rate of interest for up to one year and then at a fixed rate of interest through 2020. Interest is payable semi-annually on these securities beginning September 15, 2000 through March 15, 2005, and then at intervals and interest rates established in the remarketing process.

     In March 2000, NRG South Central Generating LLC, a subsidiary of the Company, issued $800 million of senior secured bonds in a two-part offering. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. During March 2000, the proceeds from these bonds were used to finance the Company's investment in the Cajun generating facilities.

     In March 2000, three of the Company's foreign subsidiaries entered into a (pound)325 million (approximately $493 million at June 30, 2000) secured borrowing facility agreement with Bank of America International Limited, as arranger. Under this facility, the financial institutions have made available to the Company's subsidiaries various term loans totaling (pound)235 million (approximately $357 million at June 30, 2000) for the purpose of financing the acquisition of the Killingholme facility and (pound)90 million ($137 million at June 30, 2000) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

     GUARANTEES

     The Company may become directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. As of June 30, 2000, the Company's obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $379.5 million.

5.   FINANCIAL INSTRUMENTS

     As of June 30, 2000, the Company had outstanding seven interest rate swap agreements with notional amounts totaling approximately $880 million. If the swaps had been discontinued on June 30, 2000, the Company would have owed the counter-parties approximately $4.4 million. Based on the investment grade rating of the counter-parties, the Company believes that its exposure to credit risk due to nonperformance by the counter-parties to our hedging contracts is insignificant.

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

         - The Company entered into three additional forward swap agreements to hedge against interest rate risk associated with future corporate bond offerings. These swaps expire on December 31, 2000.

6.   SEGMENT REPORTING

     NRG conducts its business within three segments: Independent Power Generation, Alternative Energy (Resource Recovery and Landfill Gas) and Thermal projects. These segments are distinct components of NRG with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges that have not been allocated to the operating segments. Segment information for the three and six months ended June 30, 2000 and 1999 are as follows:



                                                       INDEPENDENT
     FOR THE THREE MONTHS ENDED JUNE 30, 2000             POWER       ALTERNATIVE
     (In thousands)                                    GENERATION       ENERGY        THERMAL      OTHER        TOTAL
                                                      -------------- -------------- ------------ -----------  -----------

     OPERATING REVENUES
          Revenues from wholly-owned operations           $ 442,513       $  8,221      $18,833   $   3,969   $  473,536
          Intersegment revenues                                   -            300            -           -          300
          Equity in earnings of unconsolidated
               affiliates                                    52,163         (3,995)           5           -       48,173
                                                      -------------- -------------- ------------ -----------  ----------
               Total operating revenues                     494,676          4,526       18,838       3,969      522,009
                                                      -------------- -------------- ------------ -----------  ----------
          NET INCOME (LOSS)                               $  65,374       $  4,459      $ 1,228   $ (27,480)  $   43,581

     FOR THE THREE MONTHS ENDED JUNE 30, 1999
     (In thousands)                                    INDEPENDENT
                                                          POWER       ALTERNATIVE
                                                       GENERATION       ENERGY        THERMAL      OTHER        TOTAL
                                                      -------------- -------------- ------------ -----------  ----------
     OPERATING REVENUES
          Revenues from wholly-owned operations           $  28,068       $  8,862      $21,410   $   1,270    $  59,610
          Intersegment revenues                                   -            424            -           -          424
          Equity in earnings of unconsolidated
               affiliates                                    12,297          1,087          (79)     (6,680)       6,625
                                                          ---------       --------      -------   ---------    ---------
               Total operating revenues                      40,365         10,373       21,331      (5,410)      66,659
                                                          ---------       --------      -------   ---------    ---------
          NET INCOME (LOSS)                               $   6,578       $  2,651      $ 1,022   $  (7,910)   $   2,341


     FOR THE SIX MONTHS ENDED JUNE 30, 2000
     (In thousands)                                     INDEPENDENT
                                                          POWER       ALTERNATIVE
                                                       GENERATION       ENERGY        THERMAL      OTHER        TOTAL
                                                      -------------- -------------- ------------ -----------  ----------
     OPERATING REVENUES
          Revenues from wholly-owned operations           $ 742,575       $ 15,238      $40,408   $   7,685    $ 805,906
          Intersegment revenues                                   -            601            -           -          601
          Equity in earnings of unconsolidated
               affiliates                                    45,012         (6,493)          10           -       38,529
                                                          ---------       --------      -------   ---------    ---------
               Total operating revenues                     787,587          9,346       40,418       7,685      845,036
                                                          ---------       --------      -------   ---------    ---------
          NET INCOME (LOSS)                               $  91,054       $  7,833      $ 3,231   $ (49,791)   $  52,327

     FOR THE SIX MONTHS ENDED JUNE 30, 1999
     (In thousands)                                    INDEPENDENT
                                                          POWER       ALTERNATIVE
                                                       GENERATION       ENERGY        THERMAL      OTHER        TOTAL
                                                      -------------- -------------- ------------ ----------- ----------
     OPERATING REVENUES
          Revenues from wholly-owned operations           $  41,132       $ 15,142      $36,555   $   4,304    $  97,133
          Intersegment revenues                                   -            748            -           -          748
          Equity in earnings of unconsolidated
               affiliates                                    20,126          1,336        1,083      (7,253)      15,292
                                                          ---------       --------      -------   ---------    ---------
               Total operating revenues                      61,258         17,226       37,638      (2,949)     113,173
                                                          ---------       --------      -------   ---------    ---------
          NET INCOME (LOSS)                               $   7,527       $  6,164      $ 3,184   $ (15,474)   $   1,401

     The Company is a leading global energy company primarily engaged in the construction, development, acquisition, ownership and operation of power generation facilities and the sale of energy, capacity and related products. The following geographic information for the three and six months ended June 30, 2000 and 1999 presents the Company's results of operations on a geographic basis:

                                                                                  ASIA        OTHER
FOR THE THREE MONTHS ENDED JUNE 30, 2000
(In thousands)                                       U.S.          EUROPE       PACIFIC     AMERICAS        TOTAL

                                                 -----------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations      $ 431,354         $  41,800     $   355    $    27        $  473,536
      Intersegment Revenues                            300                 -           -          -               300
      Equity in earnings of unconsolidated
           affiliates                               41,594               821       2,823      2,935            48,173
                                                 -----------------------------------------------------------------------
            Total operating revenues               473,248            42,621       3,178      2,962           522,009
                                                 -----------------------------------------------------------------------
NET INCOME                                       $  38,031         $   2,205     $   955    $ 2,390        $   43,581
                                                 -----------------------------------------------------------------------

                                                                                  ASIA         OTHER
FOR THE THREE MONTHS ENDED JUNE 30, 1999
(In thousands)                                        U.S.          EUROPE       PACIFIC     AMERICAS        TOTAL
                                                 -----------------------------------------------------------------------
OPERATING REVENUES

      Revenues from wholly-owned operations      $  59,079         $     147     $   384    $     -        $   59,610
      Intersegment Revenues                            424                 -           -          -              424
      Equity in earnings of unconsolidated
           affiliates                                1,678             5,409        (623)       161             6,625
                                                 -----------------------------------------------------------------------
            Total operating revenues                61,181             5,556        (239)       161            66,659
                                                 -----------------------------------------------------------------------
NET INCOME (LOSS)                                $  (6,025)        $   3,422     $ 2,299    $ 2,645        $    2,341
                                                 -----------------------------------------------------------------------

                                                                                  ASIA         OTHER
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(In thousands)                                        U.S.          EUROPE       PACIFIC     AMERICAS        TOTAL
                                                 -----------------------------------------------------------------------
OPERATING REVENUES
      Revenues from wholly-owned operations      $  726,657        $  78,505     $   648    $    96        $  805,906
      Intersegment Revenues                             601                -           -          -               601
      Equity in earnings of unconsolidated
           affiliates                                29,592            2,686       1,585      4,666            38,529
                                                 -----------------------------------------------------------------------
            Total operating revenues                756,850           81,191       2,233      4,762           845,036
                                                 -----------------------------------------------------------------------
NET INCOME (LOSS)                                $   44,630        $   5,802     $(1,462)   $ 3,357        $   52,327
                                                 -----------------------------------------------------------------------

                                                                                  ASIA         OTHER
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(In thousands)                                        U.S.          EUROPE       PACIFIC     AMERICAS        TOTAL
                                                 -----------------------------------------------------------------------
OPERATING REVENUES
     Revenues from wholly-owned operations       $   96,112        $     204     $   817    $     -        $   97,133
      Intersegment Revenues                             748                -           -          -               748
      Equity in earnings of unconsolidated
           affiliates                                 8,143            6,024          42      1,083            15,292
                                                 -----------------------------------------------------------------------
            Total operating revenues                105,003            6,228         859      1,083           113,173
                                                 -----------------------------------------------------------------------
NET INCOME (LOSS)                                $  (10,399)       $   2,075     $ 5,380    $ 4,345        $    1,401
                                                 -----------------------------------------------------------------------

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

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." This Statement amends SFAS No. 133 in four areas, normal purchases and sales contracts, definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities and hedging foreign currency risk and intercompany derivatives. The Company plans to adopt the standard, as required. The potential impact of implementing this standard has not been determined.

8.   COMMITMENTS AND CONTINGENCIES

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

     In March 2000, the Company entered into an agreement with Great River Energy under which Great River assigned to the Company all of its rights and obligations with respect to two 135 MW turbines being built for it by Siemens Westinghouse. The Company's total cost for the turbines, which are scheduled for delivery in the first or second quarter of 2001, will be approximately $43 million. The Company expects to install these turbines at either existing plant sites in the United States or new greenfield sites.

     In July 2000, the Company completed its $11.7 million purchase of Harrisburg Steam Works and Statoil Energy Power/Paxton L.P. located in Harrisburg, PA from Statoil Energy Inc. Harrisburg Steam Works provides steam to more than 300 residential, commercial and industrial customers including the City of Harrisburg, Pennsylvania and the Commonwealth of Pennsylvania. Statoil Energy Power/Paxton L.P. is a cogeneration facility capable of producing 12 MW of electrical power while supplying nearly 30% of the steam requirements for Harrisburg Steam Works. Also included in the purchase was a nationwide diesel engine service business and a chiller plant that serves the Harrisburg Hospital.

     In July 2000, the Company signed a purchase agreement with Statoil Energy, Inc. to acquire 190,000 pounds of steam per hour, 18 MW coal fired cogeneration facility that provides steam and electricity to a major manufacturing facility located in Dover, Delaware. Excess electrical energy is sold through the Dover municipal electric utility. In a separate purchase agreement, the Company agreed to purchase Statoil's Distributed Generation and Engineering Services Group, which consists of three generation projects totaling 6.2 MW as well as a diesel-services group. The Company expects to complete the acquisition of these facilities in the third quarter of 2000.

     In August 2000, the Company was named the successful bidder in the South Australian Government's electricity privatization auction for
     Flinders Power, South Australian's final generation company to be privatized. The Company agreed to pay AUS $313 million ($180 million US as of August 2000) for a 100 year lease of the Flinders Power assets. Flinders Power includes two power stations totaling 760 MW, the

   Leigh Creek coal mine and a dedicated rail line. The lease agreement also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station. The transaction is expected to close in the third quarter of 2000.

   Regulatory Issue

   On March 30, 2000 the Company received notification from the New York Independent System Operator (NYISO) of their petition to the Federal Energy Regulatory Commission (FERC) to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000.

   On May 31, 2000, the FERC approved the NYISO's request to impose price limitations on one ancillary service, Ten Minute Non-Synchronized Reserves (TMNSR) on a prospective basis only, effective March 28, 2000. The FERC rejected the NYISO's request for authority to adjust the market-clearing prices for TMNSR on a retroactive basis. As a result of the FERC order (unless the NYISO or other party successfully appeals the order), the Company will retain the approximately $8.0 million of revenues collected in February 2000 and approximately $8.2 million included in revenues, but not yet collected for March 2000. On June 30, 2000, the NYISO sought reconsideration of the FERC order.

   The Company plans to adjust its business operations to mitigate any future impact of the order.

   Disputed Revenues

   During the six month period ended June 30, 2000, the Company had claims related to certain revenues earned prior to May 31, 2000. The Company is actively pursuing resolution and/or collection of these amounts, which totaled approximately $41.7 million. The contingent revenues relate to the interpretation of certain transition power sales agreements and to sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. The Company anticipates that these disputes will be resolved during the third and fourth quarter of 2000.

9. EARNINGS PER SHARE

   In June 2000, the Company successfully completed the initial public offering of 32,395,500 shares of its common stock (including 4,225,500 shares sold upon the exercise of the underwriters over-allotment option).

   Diluted earnings per average common share is calculated by dividing Net Income by the weighted average shares of common stock outstanding including stock options outstanding under the Company's stock option plans considered to be common stock equivalents. The following table shows the effect of those stock options on the weighted average number of shares outstanding used in calculating diluted earnings per average common share.

                                                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                                    ------------- ----------- ----------- ----------
     (In thousands)                                                      2000         1999        2000       1999
                                                                    ------------- ----------- ----------- ----------
     Average Common Shares Outstanding                                155,529       147,605     151,567    147,605
     Assumed Conversion of Stock Options                                  662             -         331          -
                                                                    ------------- ----------- ----------- ----------
     Potential Average Diluted Common Shares Outstanding              156,191       147,605     151,898    147,605
                                                                    ------------- ----------- ----------- ----------

10. PRO FORMA RESULTS OF OPERATIONS - CAJUN ACQUISITION

    During March 2000, the Company completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1,026 million. The following information summarizes actual results for the three months ended June 30, 2000, and the pro forma results of operations as if the acquisition had occurred as of the beginning of the three and six month periods ended June 30, 2000 and 1999. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or financial position or of what the earnings and financial position would have been had the acquisition of the Cajun facilities been consummated at the beginning of the respective periods or as of the date for which pro forma financial information is presented.


                                                                  ACTUAL                   PRO FORMA
                                                            THREE MONTHS ENDED         THREE MONTHS ENDED
    (In thousands except per share amounts)                    JUNE 30, 2000             JUNE 30, 1999
                                                               -------------             -------------

    OPERATING REVENUES
         Revenues from wholly-owned operations                     $ 473,836                $ 154,825
         Equity in earnings of unconsolidated
    affiliates                                                        48,173                    6,625
                                                         --------------------------- ------------------------
    TOTAL OPERATING REVENUES                                         522,009                  161,450
    Total operating costs and expenses                               367,881                  138,382
                                                         --------------------------- ------------------------
    OPERATING INCOME                                                 154,128                   23,068
    Other expense                                                    (84,107)                 (32,987)
                                                         --------------------------- ------------------------
    INCOME (LOSS) BEFORE INCOME TAXES                                 70,021                   (9,919)
    Income tax expense (benefit)                                      26,440                  (12,864)
                                                         --------------------------- ------------------------
    NET INCOME                                                      $ 43,581                  $ 2,945
                                                         --------------------------- ------------------------
    EARNINGS PER AVERAGE COMMON SHARE - DILUTED                        $0.28                    $0.02

                                                                       PRO FORMA             PRO FORMA
                                                                   SIX MONTHS ENDED       SIX MONTHS ENDED
    (In thousands except for per share amounts)                      JUNE 30, 2000         JUNE 30, 1999
                                                                     -------------         -------------

    OPERATING REVENUES
         Revenues from wholly-owned operations                         $ 886,489             $ 271,275
         Equity in earnings of unconsolidated affiliates                  38,529                15,292
                                                                  --------------------- ----------------------
    TOTAL OPERATING REVENUES                                             925,018               286,567
    Total operating costs and expenses                                   696,079               252,762
                                                                  --------------------- ----------------------
    OPERATING INCOME                                                     228,939                33,805
    Other expense                                                       (154,482)              (62,862)
                                                                  --------------------- ----------------------
    INCOME (LOSS) BEFORE INCOME TAXES                                     74,457               (29,057)
    Income tax expense (benefit)                                          25,599               (27,425)
                                                                  --------------------- ----------------------
    NET INCOME (LOSS)                                                  $  48,858             $  (1,632)
                                                                  --------------------- ----------------------
    EARNINGS (LOSS) PER AVERAGE COMMON SHARE - DILUTED                     $0.32               $ (0.01)

11. INVENTORY

    At June 30, 2000, inventory, which is stated at the lower of weighted average cost or market, consisted of:


                                           (In Thousands)
                                          -----------------


                Fuel oil                          $ 58,023
                Spare parts                         81,713
                Coal                                39,672
                Kerosene                             1,182
                Other                               17,874
                                          -----------------
                    Total                         $198,464
                                          -----------------



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                              RESULTS OF OPERATIONS


The following table shows each revenue and expense category as a percentage of total operating revenues :

   QUARTER ENDED JUNE 30,                                                          SIX MONTHS ENDED JUNE 30,
     2000           1999                                                               2000           1999
     ----           ----                                                               ----           ----

                              OPERATING REVENUES
      91%            90%      Revenues from wholly-owned operations                     95%            86%
       9%            10%      Equity in earnings of unconsolidated affiliates            5%            14%
---------------- ------------ ---------------------------------------------------- -------------- --------------
     100%           100%      TOTAL OPERATING REVENUES                                 100%           100%
---------------- ------------ ---------------------------------------------------- -------------- --------------
                              OPERATING COSTS AND EXPENSES
      58%            63%      Cost of wholly-owned operations                           61%            61%
       6%             9%      Depreciation and amortization                              6%            10%
       6%            24%      General, administrative and development                    7%            28%
---------------- ------------ ---------------------------------------------------- -------------- --------------
      70%            96%      TOTAL OPERATING COSTS AND EXPENSES                        74%            99%
---------------- ------------ ---------------------------------------------------- -------------- --------------
      30%             4%      OPERATING INCOME                                          26%             1%
---------------- ------------ ---------------------------------------------------- -------------- --------------
                              OTHER INCOME AND (EXPENSE)
      (1%)           (1%)     Minority interest in earnings of consolidated              -             (1%)
                                 subsidiary
       -              4%      Other income, net                                          -              3%
     (16%)          (24%)     Interest expense                                         (16%)          (24%)
---------------- ------------ ---------------------------------------------------- -------------- --------------
     (17%)          (21%)     TOTAL OTHER EXPENSE                                      (16%)          (22%)
---------------- ------------ ---------------------------------------------------- -------------- --------------
      13%           (17%)     INCOME (LOSS) BEFORE INCOME TAXES                         10%           (21%)
       5%           (20%)     INCOME TAX EXPENSE (BENEFIT)                               4%           (22%)
---------------- ------------ ---------------------------------------------------- -------------- --------------
       8%             3%      NET INCOME                                                 6%             1%
---------------- ------------ ---------------------------------------------------- -------------- --------------

       Net income for the three and six months ended June 30, 2000, was $43.6 million and $52.3 million, respectively, compared to $2.3 million and $1.4 million, for the same periods in 1999. The increases of $41.3 million and $50.9 million, respectively, were due to the following factors described below.

OPERATING REVENUES

       For the three and six months ended June 30, 2000, total operating revenues were $522.0 million and $845.0 million, respectively, an increase of $455.4 million and $731.9 million over the same periods in 1999. For the three and six months ended June 30, 2000 and 1999, revenues from wholly-owned operations contributed approximately 91% and 95% to total operating revenues, compared to 90% and 86% for the same periods in 1999. For the three and six months ended June 30, 2000, Equity in operating earnings of unconsolidated affiliates contributed approximately 9% and 5% to total operating revenues compared to 10% and 14% for the same periods in 1999.

       Revenues from wholly-owned operations, for the three and six months ended June 30, 2000 were $473.8 million and $806.5 million, respectively, compared to $60.0 million and $97.9 million for the same periods in 1999. Revenues from wholly-owned operations for the three and six months ended June 30, 2000 increased $413.8 million and $708.6 million, respectively, compared to the same periods in 1999.

       The increases of $413.8 million and $708.6 million for the three and six months ended June 30, 2000 as compared to the same periods in 1999 are due primarily to the Company's acquisitions of electric generating assets during the later portion of 1999 and the first quarter of 2000. During the later portion of 1999, the Company acquired certain electric generating facilities from Niagara Mohawk Power Corporation (NIMO), Consolidated Edison Company of New York, Inc. (ConEd) and Connecticut Light and Power Company (CL&P). In addition, the Company acquired electric generating facilities from Cajun Electric Power Cooperative, Inc. (Cajun Electric) and National Power plc at the end of the first quarter of 2000. These newly acquired generating facilities have contributed significantly to the Company's growth in revenues during these periods as compared to the same periods in 1999. In addition, overall revenues increased due to warmer weather conditions in the northeastern portion of the United States as compared to the same period in 1999.

     Equity in earnings of affiliates, for the three and six months ended June 30, 2000 was $48.2 million and $38.5 million, respectively, compared to $6.6 million and $15.3 million for the same periods in 1999. Revenues from wholly-owned operations for the three and six months ended June 30, 2000 increased $41.6 million and $23.2 million, respectively, compared to the same periods in 1999.

     The increases of $41.6 million and $23.2 million, for the three and six months ended June 30, 2000 as compared to the same period in 1999 are due primarily to increased earnings from the Company's investment in West Coast Power LLC due to warmer weather conditions experienced in the western portion of the United States in 2000. These increases were partially offset by increased operating losses attributable to NEO Corporation which derives a significant portion of its net income from Section 29 tax credits.

OPERATING COSTS AND EXPENSES

     Cost of wholly owned operations for the three and six months ended June
30, 2000, was $305.9 million and $520.8 million, respectively. These are increases of $264.8 million and $451.8 million, over the same periods in 1999. Cost of wholly owned operations for the three and six months ended June 30, 2000 represented 58% and 61% of total operating revenues, respectively, and represented 63% and 61% for the same periods in 1999.

     The increases of $264.8 million and $451.8 million for the three and six months ended June 30, 2000 as compared to the same periods in 1999 are due to the Company's acquisitions of electric generating assets during the later portion of 1999 and the first quarter of 2000. During the later portion of 1999, the Company acquired certain electric generating facilities from NIMO, ConEd and CL&P. In addition, the Company acquired electric generating facilities from Cajun Electric and National Power plc at the end of the first quarter of 2000. The addition of these generating facilities and their respective costs of operations, including fuel and other operating and maintenance costs, have contributed significantly to the increase in the cost of wholly owned operations.

     Depreciation and amortization costs for the three and six months ended June 30, 2000 were $30.9 million and $50.9 million, respectively, representing increases of $24.6 million and $39.8 million, over the same periods in 1999. Depreciation and amortization costs represented 6% of total operating revenues for both the three and six months ended June 30, 2000 and 9% and 10%, for the same periods in 1999.

     The increases of $24.6 million and $39.8 million for the three and six months ended June 30, 2000 as compared to the same periods in 1999, are due primarily to the addition of property, plant and equipment related to the Company's recently completed acquisitions of electric generating facilities. For the three and six months ended June 30, 2000 as compared to the same periods in 1999, $10.6 million and $22.9 million of the respective increases relate to the generating facilities acquired in the northeastern portion of the United States, $6.9 million of the increase for both periods relates to the generating facilities acquired in the southern portion of the United States, $4.3 million of the increase for both periods relates to the Killingholme generating facility and $2.3 million and $4.6 million of the respective increases relate to the increase in the Company's ownership in the Crockett Cogeneration project.

     General, administrative and development costs for the three and six months ended June 30, 2000 were $31.1 million and $56.3 million, respectively, representing increases of $14.8 million and $24.0 million, over the same periods in 1999. General, administrative and development costs represented 6% and 7% of total operating revenues for the three and six months ended June 30, 2000 and 24% and 28%, respectively, for the same periods in 1999.

     The increases of $14.8 million and $24.0 million for the three and six months ended June 30, 2000 as compared to the same periods in 1999 are due to increased business development activities, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and pending acquisitions. The Company's asset base increased from $3.4 billion to $5.5 billion during the first six months of 2000.

OTHER INCOME (EXPENSE)

     Total other expense for the three and six months ended June 30, 2000 was $84.1 million and $136.7 million, respectively. These are increases of $70.2 million and $112.0 million compared to the same periods in 1999. Total other expense represented 17% and 16% of total operating revenues for the three and six months ended June 30, 2000, and 21% and 22%, respectively, for the same periods in 1999.

     The increase in total other expense of $70.2 million and $112.0 million for the three and six months ended June 30, 2000, respectively as compared to the same period in 1999 consisted primarily of interest expense, minority interest in earnings of consolidated subsidiaries, and other income, net.

     Interest expense for the three and six months ended June 30, 2000 was $81.9 million and $134.2 million, respectively, compared to $15.8 million and $26.9 million for the same periods in 1999, increases of $66.1 million and $107.3 million. Interest expense represented 16% of total operating revenues, for both the three and six months ended June 30, 2000 and 24% for the same periods in 1999. The increases of $66.1 million and $107.3 million were due to increased corporate and project level debt issued during the three and six months ended June 30, 2000 as compared to the same periods in 1999. During the later portion of 1999, the Company acquired significant electric generating facilities that were financed, in part, through a combination of corporate level long term debt issuances, short term credit facilities, proceeds from the Company's initial public offering and equity infusions from NSP.

     Minority interest in earnings of consolidated subsidiaries for the three and six months ended June 30, 2000 was $2.3 million and $4.1 million, respectively, compared to $0.7 million and $1.2 million for the same periods in 1999, increases of $1.6 million and $2.9 million. Minority interest in earnings of consolidated subsidiaries represented 1% of total operating revenues for the three months ended June 30, 2000 and 1999, respectively. The increase of $1.6 million and $2.9 million for the three and six months ended June 30, 2000 is primarily due to the Company's increased ownership interest in the Crockett Cogeneration project.

     Other income, net for the three and six months ended June 30, 2000, was $0.03 million and $1.6 million, respectively, compared to $2.6 million and $3.3 million for the same periods in 1999, decreases of $2.5 million and $1.7 million. Other income, net represented less than 1% and 4% and less than 1% and 3 % of total operating revenues for the three and six months ended June 30, 2000 and 1999, respectively. Other income, net consists primarily of interest income on loans to affiliates and miscellaneous other items including the income statement impact of certain foreign currency translation adjustments. During the six months ended June 30, 2000 interest income decreased approximately $1.2 million as compared to the same period in 1999, primarily due to a reduction in loans to unconsolidated affiliates.

INCOME TAX

     Income tax expense for the three and six months ended June 30, 2000 was $26.4 million and $28.0 million respectively. These are increases of $39.7 million and $53.3 million compared to the same periods in 1999. Income tax expense represented 5% and 4% of total operating revenues for the three and six months ended June 30, 2000 and (20%) and (22%), respectively, for the same periods in 1999.

     The increases in income tax expense of $39.7 million and $53.3 million for the three and six months ended June 30, 2000 as compared to the same periods in 1999 were due primarily to higher domestic taxable income verses foreign taxable income. In addition, the Company no longer recognizes tax benefits related to the losses generated by the Loy Yang facility. These increases were partially offset by additional Section 29 tax credits generated by the growth of NEO Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, the Company's cash balance increased $39.4 million to $70.8 million. During this period, the Company's financing activities have provided cash totaling $1.7 billion. The Company's financing activities raised $2.5 billion of gross proceeds from the issuance of long-term debt partially offset by $1.1 billion of principal repayments and $0.2 billion of reductions in the Company's revolving line of credit balance. The Company also raised $453.7 million of net proceeds through its initial public offering of 32,395,500 shares of common stock.

In addition to the Company's financing activities, the Company generated $0.2 billion in cash from operations. The Company utilized $1.9 billion of cash to complete the acquisition of the Killingholme A and Cajun Electric Power Cooperative, Inc. electric generating assets and to fund other capital expenditures.

       During the six month period ended June 30, 2000, the Company and its subsidiaries completed the following long term financing activities, for a discussion of short term borrowings, see Note 3 to the Financial Statements:

       - In February 2000, NRG Northeast Generating LLC, a subsidiary of the Company, issued $750 million of senior secured bonds to refinance short-term project borrowings and for general funding purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004, $130 million with an interest rate of 8.842% due in 2015 and $300 million with an interest rate of 9.292% due in 2024.

       - In March 2000, the Company issued (pound)160 million (approximately $250 million at the time of issuance) of 7.97% reset senior notes due 2020, principally to finance its equity investment in the Killingholme facility. On March 15, 2005, these senior notes may be remarketed by Bank of America, N.A. at a fixed rate of interest through the maturity date or, at a floating rate of interest for up to one year and then at a fixed rate of interest through 2020. Interest is payable semi-annually on these securities beginning September 15, 2000 through March 15, 2005, and then at intervals and interest rates established in the remarketing process.

       - In March 2000, NRG South Central Generating LLC, a subsidiary of the Company, issued $800 million of senior secured bonds in a two-part offering. The first tranche was for $500 million with a coupon of 8.962 percent and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479 percent and a maturity of 2024. The proceeds of these bonds were used to finance the Company's investment in the Cajun generating facilities.

       - In March 2000, three of the Company's foreign subsidiaries entered into a (pound)325 million (approximately $493 million at June 30, 2000) secured borrowing facility agreement with Bank of America International Limited, as arranger. Under this facility, the financial institutions made available to our subsidiaries various term loans totaling (pound)235 million (approximately $357 million at June 30, 2000) for the purpose of financing the acquisition of the Killingholme facility and (pound)90 million ($137 million at June 30, 2000) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

       - During the second quarter of 2000, the Company completed an initial public offering of 32,395,500 shares of its Common Stock priced at $15 per share. The net proceeds were $453.7 million. $300 million of the proceeds were used to repay the Company's short-term bridge loan that was used to finance a portion of the acquisition of the Cajun facilities. The remaining proceeds were used for general corporate purposes including the reduction of the outstanding balance of the Company's revolving line of credit.

       The Company has committed to purchasing the Conectiv assets for approximately $800 million in late 2000 and intends to finance this purchase with a combination of project-level and corporate level debt. Additionally, the Company has contracted to purchase 16 turbine generators from General Electric for approximately $500 million, payable over five years, as well as two turbines from Great River Energy for approximately $43 million and certain thermal and cogeneration facilities from Statoil Energy, Inc. for $11.7 million. The
Company is also expected to purchase from Statoil Energy, Inc., First State Power Management, Inc. and its Distributed Generation and Engineering Services Group's three generation projects and diesel-services group. The Company has also agreed to enter into a 100 year lease for AUS $313 million ($180 million
US as of August 2000) the Flinders Power assets which includes two power stations totaling 760 MW.

       The Company expects to finance its future capital requirements with a combination of project-level debt, internally generated funds, corporate level debt and additional equity. The Company's ability to arrange future financing is dependent on a number of factors. To the extent the Company is unable to raise additional capital on attractive terms either at the corporate level or on a non-recourse project level, it would have a material adverse affect on the Company's ability to grow.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the Balance Sheet, and that changes in fair value be recognized either currently in earnings or deferred as a component of Other Comprehensive Income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Company plans to adopt this standard in 2001, as required. The potential impact of implementing this statement has not yet been determined

       In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." This Statement amends SFAS No. 133 in four areas, normal purchases and sales contracts, definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities and hedging foreign currency risk and intercompany derivatives. The Company plans to adopt the standard, as required. The potential impact of implementing this standard has not been determined.

ENVIRONMENTAL AND OTHER CONTINGENCIES

       The Commonwealth of Massachusetts is seeking additional emissions reductions beyond current requirements. The Massachusetts Department of Environmental Protection has issued proposed regulations that would require significant emissions reductions from certain coal-fired power plants in the state, including the Company's Somerset facility. The Massachusetts Department of Environmental Protection has proposed that such facilities comply with stringent limits on emissions of nitrogen oxides by December 1, 2003; on emissions of sulfur dioxides commencing on December 1, 2003, with further reductions required by December 1, 2005; and on emissions of carbon dioxide by December 1, 2005. In addition to output based limits (that is, a standard which limits emissions to a certain rate per net megawatt hour), the proposed regulations also would limit by December 1, 2003 the total emissions of nitrogen oxides and sulfur dioxide at the Somerset facility to no more than 75% of the average annual emissions from the Somerset facility for 1997-1999. Finally, the proposed regulations require the Massachusetts Department of Environmental Protection to evaluate, by December 1, 2002, the technical and economic feasibility of controlling or eliminating mercury emissions by the year 2010, and to propose mercury emission standards within 18 months of completion of the feasibility evaluation. Compliance with these proposed regulations, if such regulations become effective, could have a material impact on the operation of the Company's Somerset facility. The Company believes that the annual average carbon dioxide emission rate identified in the draft regulations cannot be met by the Somerset facility.

REGULATORY ISSUE

       The independent system operators who oversee most of the wholesale power markets in which the Company operates have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. These types of price limitations and other mechanisms may adversely impact the profitability of our generation facilities that sell energy into the wholesale power markets. Given the extreme volatility and lack of meaningful long-term price history in many of these markets, the Company cannot quantify the impact on profitability with any certainty. The Company will attempt to adjust its business operations to mitigate the future impact of such limitations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company uses derivative financial instruments to mitigate the impact of changes in foreign currency exchange rates on its international project cash flows, electricity and fuel prices on margins and interest rates on the cost of borrowing.

       The fair value of the Company's interest rate hedging contracts is sensitive to changes in interest rates. As of June 30, 2000 a 10 percent increase in interest rates from then prevailing market rates would have increased the market value of the Company's interest rate hedging contracts by approximately $23 million. Conversely, a 10 percent decrease in interest rates from the prevailing market rates would have decreased the market value by approximately $23 million. See Note 5 to the Financial Statements under Item 1 for further discussion of this matter.

       - The Company entered into a swap agreement effectively converting the 7.5% fixed rate on $200 million of our Senior Notes due 2007 to a variable rate based on the London Interbank Offered Rate. The swap expires on June 1, 2009.
       - A second swap effectively converts a $16 million issue of non-recourse variable rate debt into a fixed rate debt. The swap expires on
         September 30, 2002 and is secured by the Camas Power Boiler assets.
       - A third swap converts $177 million of non-recourse variable rate debt into fixed rate debt. The swap expires on December 17, 2014 and is secured by the Crockett Cogeneration assets.
       - A fourth swap converts (pound)188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.
       - The Company entered into three additional forward swap agreements to hedge against interest rate risk associated with future corporate bond offerings. The swaps expire on December 31, 2000.

       The Company has an investment in the Kladno project in the Czech Republic. Statement of Financial Accounting Standard (SFAS) No. 52, Foreign Currency Translation, requires foreign currency gains and losses to flow through the income statement if settlement of an obligation is in a currency other than the local currency of the entity. A portion of the Kladno project debt is in a non-local currency (U.S. dollars and German deutsche marks). As of June 30, 2000, if the value of the Czech koruna decreases by 10 percent in relation to the U.S. dollar and the German deutsche mark, the Company would record a $4.9 million loss (after tax) on the currency transaction adjustment. If the value of the Czech koruna increased by 10 percent, the Company would record a $4.9 million gain (after tax) on the currency transaction adjustment. These currency fluctuations are inherent to the debt structure of the project and not indicative of the long-term earnings potential of the investment. Kladno is the only project the Company has at this time with this type of debt structure.

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

       - Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
       - Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;
       - Increased competition in the power generation industry;
       - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;
       - Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;
       - Factors associated with various investments including conditions of final legal closing, foreign government actions, foreign economic and currency risks, political instability in foreign countries, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;
       - Limitations on our ability to control the development or operation of projects in which the Company has less than 100% interest;
       - Other business or investment considerations that may be disclosed from time to time in the Company's Securities and Exchange Commission filings or in other publicly disseminated written documents, including the Company's Registration Statement No. 333-93055, as amended.

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 12, 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against the Company asserting claims for injunctive relief and for damages as a result of the Company's alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility.

The Company disputed Fortistar's allegations and has asserted numerous counterclaims. The Company has counterclaimed against Fortistar for breach of contract, fraud and negligent misrepresentations and omissions, unfair competition and breach of the covenant of good faith and fair dealing. The Company seeks, among other things, dismissal of Fortistar's complaint with prejudice and rescission of the letter agreement.

A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power LLC's and NIMO's intention to close on that date. On January 14, 2000, the court denied Fortistar's request for a temporary injunction. In April 2000, the Company filed a summary judgement motion to dispose of the litigation. A hearing on this motion has not yet been scheduled. The Company intends to continue to vigorously defend the suit and believes Fortistar's complaint to be with out merit. A trial date has been set for March 2, 2001.

On May 25, 2000 the New York Department of Environmental Conservation issued a Notice of Violation to the Company and the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to our assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although the Company has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, the Company could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and the Company could become subject to fines and penalties associated with the current and prior operation of the facilities.

On May 31, 2000, FERC approved a request of the New York Independent System Operator, to impose price limitations on one ancillary service, Ten Minute Non-synchronize Reserves, on a prospective basis only, effective March 28, 2000; the date the NYISO began capping bids for that service. FERC rejected the NYISO's request for authority to adjust the market clearing prices for that service on a retroactive basis. As a result of the FERC order (unless the NYISO or another party successfully appeals the order), the Company will retain the approximately $8.0 million of revenues collected in February 2000 and approximately $8.2 million included in revenues, but not collected, for March 2000. The NYISO sought reconsideration of the FERC order on June 30, 2000. The Company will attempt to adjust its business operations to mitigate the future impact of the order.

There are no other material legal proceedings pending, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to the Company or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company is or would be a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's registration statement for the sale of its common stock (SEC File No. 333-35096) was declared effective by the SEC on May 30, 2000. On May 31, 2000, the Company began the initial public offering of 28,170,000 shares of its common stock for an initial price of $15.00 per share. Salomon Smith Barney acted as the managing underwriter for the offering. The offering was completed with all shares of common stock having been sold on June 5, 2000. Subsequently, the underwriters exercised an option to purchase from the Company an additional 4,225,500 shares of common stock at the initial offering price of $15.00 per share. This transaction was completed on June 26, 2000, whereupon, the Company received an additional $59.6 million in net proceeds for a total net proceeds of approximately $453.7 million. Underwriter commissions and

                          PART II - OTHER INFORMATION


miscellaneous other expenses were estimated to be approximately $29.2 million and $1.6 million, respectively. As described in the Company's prospectus dated May 30, 2000, the net proceeds of the offering were used to repay the Company's $300 million bridge loan that was due in August 2000, remaining proceeds were used for general corporate purposes including the reduction of the outstanding balance of the Company's revolving line of credit.

ITEM 5. OTHER

As previously reported in the Company's 1999 Form 10-K, on March 24, 1999 Northern States Power Company (NSP) and New Century Energies, Inc., agreed to merge. Following the merger, NSP's utility assets will be held in a subsidiary of the surviving corporation in the merger which will be renamed "Xcel Energy, Inc." and the shares of the Company's Class A Common Stock that were owned by NSP will be transferred to a wholly-owned subsidiary of Xcel Energy, Inc. The merger has been approved by all the required states, the Federal Energy Regulatory Commission, the US Justice Department and the Nuclear Regulatory Commission. The merger is expected to be approved during the third quarter by the Securities and Exchange Commission and the Federal Communications Commission.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) EXHIBITS

    27   Financial Data Schedule for the period ended June 30, 2000.

(b) REPORTS ON FORM 8-K:

    On June 21, 2000, the Company filed a Form 8-K reporting under Item 5 - Other Events.

         The Company announced its election of six new members to its Board of Directors - bringing the total number of members to ten.

    On June 28, 2000, the Company filed a Form 8-K reporting under Item 5 - Other Events.

         The Company announced that the underwriters of its recently completed initial public offering purchased an additional 4,225,500 shares of common stock at $15 per share pursuant to an over allotment option granted in connection with the offering.

    On July 18, 2000, the Company filed a Form 8-K reporting under Item 5 - Other Events.

         The Company reported its financial results for the quarter and six months ended June 30, 2000.

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


                            /s/    William T. Pieper
                            --------------------------------
                            William T. Pieper
                            Controller
                            (Principal Accounting Officer)


Date:  August 14, 2000