Form 10-Q
period 2000-09-30
NRG ENERGY INC
filed 2000-11-14
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended:  SEPTEMBER 30, 2000     Commission File Number: 000-25569

                                NRG ENERGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      41-1724239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

901 Marquette Avenue, Suite 2300
Minneapolis, Minnesota                                                  55402
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (612) 373-5300

          1221 Nicollet Mall, Suite 700, Minneapolis, Minnesota 55403
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at November 13, 2000
     --------------------------------------     --------------------------------
     Class A - Common Stock, $.01 par value          147,604,500 Shares
     Common Stock, $.01 par value                     32,395,500 Shares

INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements and Notes

        Consolidated Statements of Income                                      1

        Consolidated Balance Sheets                                          2-3

        Consolidated Statements of Stockholders' Equity                        4

        Consolidated Statements of Cash Flows                                  5

        Notes to Financial Statements                                       6-15

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                16-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk            22


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     24

Item 5. Other                                                                 25

Item 6. Exhibits, Financial Statement Schedules, and Reports                  26
        on Form 8-K


SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED STATEMENTS OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
(In thousands, except per share data)                               2000             1999           2000              1999
---------------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
      Revenues from wholly-owned operations                     $ 533,156         $ 139,974      $1,339,663        $ 237,855
      Equity in earnings of unconsolidated affiliates              91,642            30,434         130,171           45,726
---------------------------------------------------------------------------------------------------------------------------------
            Total operating revenues                              624,798           170,408       1,469,834          283,581
---------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES

      Cost of wholly-owned operations                             319,438            79,147         840,269          148,211
      Depreciation and amortization                                36,424            12,663          87,276           23,688
      General, administrative, and development                     41,727            20,650          98,015           52,923
---------------------------------------------------------------------------------------------------------------------------------
            Total operating costs and expenses                    397,589           112,460       1,025,560          224,822
---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                  227,209            57,948         444,274           58,759
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)

      Minority interest in earnings of consolidated subsidiaries   (3,077)             (382)         (7,158)          (1,537)
      Other income, net                                               346             2,196           1,911            5,504
      Interest expense                                            (81,250)          (30,760)       (215,425)         (57,607)
---------------------------------------------------------------------------------------------------------------------------------
            Total other expense                                   (83,981)          (28,946)       (220,672)         (53,640)
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        143,228            29,002         223,602            5,119
INCOME TAXES - EXPENSE (BENEFIT)                                   54,624             1,395          82,671          (23,889)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $  88,604         $  27,607      $  140,931        $  29,008
---------------------------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  - BASIC              180,000           147,605         161,114          147,605

EARNINGS PER AVERAGE COMMON SHARE - BASIC                           $0.49             $0.19           $0.87            $0.20

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  -DILUTED             182,683           147,605         162,242          147,605

EARNINGS PER AVERAGE COMMON SHARE - DILUTED                         $0.49             $0.19           $0.87            $0.20


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                   SEPTEMBER 30,            DECEMBER 31,
(In thousands)                                                                          2000                    1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

      Cash and cash equivalents                                                    $  165,403               $  31,483
      Restricted cash                                                                  32,784                  17,441
      Accounts receivable-trade, less allowance
            for doubtful accounts of $867 and $186                                    266,532                 126,376
      Accounts receivable-affiliates                                                    4,858                       -
      Inventory                                                                       212,943                 119,181
      Prepayments and other current assets                                             37,613                  29,202
      Current portion of notes receivable - affiliates                                    207                     287
--------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                      720,340                 323,970
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

      In service                                                                    4,125,719               2,078,804
      Under construction                                                              114,705                  53,448
--------------------------------------------------------------------------------------------------------------------------
                                                                                    4,240,424               2,132,252
      Less accumulated depreciation                                                  (237,456)               (156,849)
--------------------------------------------------------------------------------------------------------------------------
            Net property, plant and equipment                                       4,002,968               1,975,403
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS

      Investments in projects                                                       1,010,168                 932,591
      Capitalized project costs                                                         7,687                   2,592
      Notes receivable, less current portion - affiliates                              70,212                  65,494
      Notes receivable                                                                  5,815                   5,787
      Decommissioning fund investments                                                  3,672                       -
      Intangible assets, net of accumulated amortization of $6,530 and $4,308          56,004                  55,586
      Debt issuance costs, net of accumulated amortization of $5,740 and $6,640        42,711                  20,081
      Other assets, net of accumulated amortization of $10,475 and $8,909              62,458                  50,180
--------------------------------------------------------------------------------------------------------------------------
            Total other assets                                                      1,258,727               1,132,311
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $5,982,035              $3,431,684
--------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                   SEPTEMBER 30,            DECEMBER 31,
(In thousands)                                                                          2000                    1999
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current portion of long-term debt                                            $  133,973              $   30,462
      Revolving line of credit                                                              -                 340,000
      Revolving line of credit, non-recourse                                           40,000                  35,766
      Accounts payable-trade                                                          203,101                  61,211
      Accounts payable-affiliates                                                           -                   6,404
      Accrued income taxes                                                             41,463                   4,730
      Accrued property and sales taxes                                                 16,876                   4,998
      Accrued salaries, benefits and related costs                                     15,839                   9,648
      Accrued interest                                                                 55,939                  13,479
      Other current liabilities                                                        18,885                  17,657
---------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                 526,076                 524,355
---------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      14,955                  14,373
Consolidated Project-Level, Long Term, Non-recourse Debt                            2,211,629               1,026,398
Corporate Level Long-Term, Recourse Debt                                            1,500,968                 915,000
Deferred Income Taxes                                                                  53,812                  16,940
Deferred Investment Tax Credits                                                           896                   1,088
Postretirement and Other Benefit Obligations                                           70,003                  24,613
Deferred Income and Other Long-Term Obligations                                       199,497                  15,263
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                       4,577,836               2,538,030
---------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Class A - common stock; $.01 par value; 250,000 shares authorized;
        147,605 shares issued and outstanding                                           1,476                   1,476
      Common stock; $.01 par value; 550,000 shares authorized;
        32,396 shares issued and outstanding                                              324                       -
      Additional paid-in capital                                                    1,233,833                 780,438
      Retained earnings                                                               328,141                 187,210
      Accumulated other comprehensive income                                         (159,575)                (75,470)
---------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                    1,404,199                 893,654
---------------------------------------------------------------------------------------------------------------------------
 Commitments and Contingencies
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $5,982,035              $3,431,684
---------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                                      Accumulated
                                              Class A                  Additional                        Other            Total
                                              Common      Common        Paid-in        Retained      Comprehensive    Stockholders'
(In thousands)                                 Stock       Stock        Capital        Earnings          Income           Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                   $ 1,476       $  -       $  530,438      $130,015       $ (82,597)       $  579,332

Net Income                                                                               29,008                            29,008
Foreign currency translation adjustments                                                                 13,903            13,903
                                                                                                                    ---------------
Comprehensive income                                                                                                       42,911
Capital Contribution from parent                                          100,000                                         100,000
                                            ---------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1999                $ 1,476       $  -       $  630,438      $159,023       $ (68,694)       $  722,243
                                            =======================================================================================

BALANCES AT JANUARY 1, 2000                   $ 1,476       $  -       $  780,438      $187,210       $ (75,470)       $  893,654

Net Income                                                                              140,931                           140,931
Foreign currency translation adjustments                                                                (84,105)          (84,105)
                                                                                                                    ---------------
Comprehensive income                                                                                                       56,826
Capital stock activity:
Issuance of Common Stock                                     324          453,395                                         453,719
                                            ---------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000                $ 1,476       $324       $1,233,833      $328,141       $(159,575)       $1,404,199
                                            =======================================================================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER, 30,
(In thousands)                                                                       2000               1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                  $   140,931      $    29,008
      Adjustments to reconcile net income to net cash
        Provided (used) by operating activities
            Undistributed equity earnings of unconsolidated affiliates                (92,807)          (1,363)
            Depreciation and amortization                                              87,276           23,688
            Deferred income taxes and investment tax credits                           36,680          (13,750)
            Minority interest                                                             582             (518)
      Cash provided (used) by changes in certain working capital items, net of acquisition effects:
                Accounts receivable                                                   (97,647)         (67,958)
                Accounts receivable-affiliates                                        (11,262)         (26,555)
                Accrued income taxes                                                   35,489           11,356
                Income tax receivable                                                       -           21,169
                Inventory                                                             (32,337)         (16,945)
                Prepayments and other current assets                                   (7,606)         (10,553)
                Accounts payable-trade                                                105,318           38,723
                Accrued property and sales tax                                         11,728            2,755
                Accrued salaries, benefits and related costs                           (7,304)            (857)
                Accrued interest                                                       42,460           10,554
                Other current liabilities                                                 838            2,260
             Cash provided (used) by changes in other assets and liabilities           29,772          (12,451)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      242,111          (11,437)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions, net of liabilities assumed                                     (1,940,642)        (930,185)
      Investments in projects                                                         (18,477)        (118,231)
      Proceeds from sale of property                                                    9,785                -
      Divestiture of projects                                                               -            1,000
      Changes in notes receivable (net)                                                (4,664)          22,917
      Capital expenditures                                                           (102,169)         (62,099)
      Investment in decommissioning fund                                                 (115)               -
     (Increase) decrease in restricted cash                                           (15,343)           1,899
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                              (2,071,625)      (1,084,699)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Capital contributions from parent                                                     -          100,000
      Proceeds from issuance of stock                                                 453,719                -
      Proceeds from (payments on) Revolving line of credit                           (340,000)          84,000
      Proceeds from issuance of note                                                        -          613,890
      Proceeds from issuance of long-term debt                                      2,985,316          326,713
      Principal payments on long-term debt                                         (1,135,601)          (9,612)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,963,434        1,114,991
--------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             133,920           18,855
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       31,483            6,381
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   165,403      $    25,236
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                                NRG ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NRG Energy, Inc. (the Company or NRG) is an indirect majority-owned subsidiary of Xcel Energy, Inc. (Xcel), a Delaware corporation. Additional information regarding the Company can be found in Xcel's Form 10-Q for the nine months ended September 30, 2000.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and December 31, 1999, the results of its operations for the three months and nine months ended September 30, 2000 and 1999, and its cash flows and stockholders' equity for the nine months ended September 30, 2000 and 1999.

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

     In March 2000, the Company acquired 1,708 MW of coal and gas-fired generation assets in Louisiana for approximately $1,055.9 million (the Cajun facilities). These assets were formally owned by Cajun Electric Power Cooperative, Inc. (Cajun Electric). The Company sells a significant amount of the energy and capacity of the Cajun facilities to 11 of Cajun Electric's former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with the Company, and four have entered into two to four year power purchase agreements. In addition, the Company sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric. The Company estimates that payments under the contracts with the 11 cooperatives will account for approximately 72% of the Cajun facilities' projected 2001 revenues, and that payments under the contracts with the municipal power authorities and the investor-owned utility will account for approximately an additional 7% of such revenues.

     See Note 9 of Notes to the Financial Statements for pro forma results of operations as if the acquisition of the Cajun facilities had occurred at the beginning of the periods disclosed.

     In June 2000, the Company successfully completed the initial public offering of 32,395,500 shares of its common stock. Gross proceeds raised from the offering, including exercise of the over-allotment option, were approximately $485.9 million. The shares sold in the offering represent approximately 18 percent of the common equity of the Company. Xcel owns 147,604,500 shares of the Company's Class A common stock which represents an 82% interest in the Company.

     In June 2000, the Estonian cabinet approved the terms under which the Company may proceed to purchase a 49% interest in Narva Power, which owns approximately 3,000 MW of oil shale-fired generation plants and a 51% interest in state-owned oil shale mines. A government-owned entity, Eesti-Energia, will retain 51% ownership of Narva Power. The terms of the Company's purchase include a commitment by Narva Power to invest approximately $361 million for reconstructing and refurbishing the generation plants and making environmental improvements. The Company will make an initial $65-70 million equity commitment. Narva Power's two stations, Balti and Eestia, currently supply more than 90% of Estonia's electricity. Narva Power expects to enter into a 15-year power purchase agreement with Eesti Energia.

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

     In August 2000, the Company completed its $11.7 million purchase of Harrisburg Steam Works and Statoil Energy Power/Paxton L.P. located in Harrisburg, PA from Statoil Energy Inc. Harrisburg Steam Works provides steam to more than 300 residential, commercial and industrial customers, including the City of Harrisburg, Pennsylvania and the Commonwealth of Pennsylvania. Statoil Energy Power/Paxton L.P. is a cogeneration facility capable of producing 12 MW of electrical power while supplying nearly 30% of the steam requirements for Harrisburg Steam Works. Also included in the purchase were a nationwide diesel engine service business and a chiller plant that serves the Harrisburg Hospital.

     In August 2000, the Company completed the acquisition from Statoil Energy, Inc. of an 18 MW coal fired cogeneration facility that provides steam and electricity to a major manufacturing facility located in Dover, Delaware. The Company paid approximately $35 million for this facility. Excess electrical energy is sold through the Dover municipal electric utility. In a separate purchase agreement, the Company also acquired Statoil's Distributed Generation and Engineering Services Group, which consists of three-generation projects totaling 6.2 MW as well as a diesel-services group for $2.5 million.

     In August 2000, the Company completed the acquisition of the Koch Power Louisiana Sterlington Project from Koch Power Inc. Koch Power Louisiana consists of four generating units totaling 75 MW of summer capacity located in Sterlington, Louisiana.

     In September 2000, the Company entered into a Turbine Purchase Master Agreement with General Electric Company (GE) providing for the purchase by the Company from GE of thirteen gas turbine generators and six steam turbine generators. The Turbine Purchase Master Agreement replaces the Memorandum of Understanding entered into between the parties in January 2000. The turbine purchases will take place over the next five years with the first delivery scheduled to be made in 2002. The turbines have an equivalent generation output of approximately 4,400 MW and an acquisition cost of approximately $700 million.

     In September 2000, the Company completed the acquisition of approximately 24.4% of the common shares of Itiquira Energetica S.A. - owner of a 156 MW hydroelectric power generation facility located in the state of Mato Grosso in southwestern Brazil for approximately 14.5 million Brazilian reals (approximately $7.9 million U.S. as of September 2000).

     In September 2000, the Company completed the acquisition of Flinders Power in South Australia. The Company paid approximately AUD $314.4 million ($180 million US as of August 2000) for a 100 year lease of the Flinders Power assets. Flinders Power includes two power stations totaling 760 MW; the Leigh Creek coal mine and a dedicated rail line. The lease agreement also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station.

     In October 2000, the Company announced that it signed an asset purchase agreement for a 50% interest in the 522 MW coal-fired North Valmy Generating Station located in Valmy, Nevada and a 100% interest in 25 MW of peaking units near Valmy Station. The Valmy assets are currently owned by Sierra Pacific Resources subsidiary, Sierra Pacific Power Company. The Company's acquisition is subject to Idaho Power's, the other 50% owner of the Station, non-exercise of its

     180-day right of first refusal on purchasing Sierra Pacific Resource's 50% interest. The Company will pay approximately $273.3 million, net of a transition power purchase agreement and subject to other adjustments. The acquisition is expected to be completed in the first quarter of 2001.

     In November 2000, the Company announced it has signed a purchase agreement to acquire a 5,691 MW portfolio of operating projects and projects in construction and advanced development from LS Power, LLC for $658 million, subject to purchase price adjustments. The acquisition is expected to close in the first quarter of 2001. Additionally, until December 31, 2005 NRG has the opportunity to acquire ownership interests in the next 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

     In November 2000, the Company announced the formation of a partnership with Avista-STEAG LLC to build, operate and manage a 633 MW natural gas-fired merchant power plant. The Brazos Valley project is located in Fort Bend County, Texas - 30 miles west of Houston, Texas. Avista-STEAG LLC will retain a 51% ownership in the project while the Company will own the remaining 49%. Construction is scheduled to begin in early 2001 with commercial operation expected in January 2003.

2.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     The Company has 33-1/3-50% investments in the four companies reported in
     Part IV - Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K of Form 10-K that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
         (In thousands)                                  2000              1999              2000               1999
                                                    ---------------- ----------------- ------------------ -----------------
         Net sales                                     $ 443,945         $ 257,621         $ 932,216         $ 597,184
         Other income (expense)                          (15,153)          (18,420)           (7,928)           (6,363)
         Costs and expenses:
            Cost of sales                                240,005           220,471           597,649           483,278
            General and administrative                     5,338            (1,052)           20,478            17,803
            Other                                         (9,829)          (28,861)            2,198             2,025
                                                    ---------------- ----------------- ------------------ -----------------
          Total Costs and expenses                       235,514           190,558           620,325           503,106
                                                    ---------------- ----------------- ------------------ -----------------
         Income before income taxes                      193,278            48,643           303,963            87,715
         Income taxes                                      7,996               277            19,396            12,113
                                                    ---------------- ----------------- ------------------ -----------------
         Net income                                    $ 185,282         $  48,366         $ 284,567          $ 75,602
                                                    ================ ================= ================== =================
         Company's share of net income                 $  90,598         $  21,379         $ 136,915          $ 32,287
                                                    ================ ================= ================== =================

3.   SHORT TERM BORROWINGS

     The Company has a $500 million revolving credit facility under a commitment fee arrangement that matures on March 9, 2001. This facility provides short-term financing in the form of bank loans. At September 30, 2000 the Company had no amounts outstanding under this facility.

     In March 2000, the Company borrowed $300 million under a short-term bridge facility that was terminated in June 2000, and bore interest at a floating rate, and had a weighted average interest rate of 6.5% for the period ended June 30, 2000. Proceeds from this loan were used to fund the acquisition of the Cajun facilities. In June 2000, a portion of the proceeds raised by the Company's initial public offering of its common stock were used to pay off and terminate this short-term bridge facility.

     The Company borrowed $40 million under a floating rate working capital facility which NRG South Central Generating LLC, an indirect wholly owned subsidiary of the Company, entered into in April 2000; the facility terminates in March 2001. The working capital facility allows the Company to choose between the lender's prime rate or LIBOR in determining an interest rate. As of September 30, 2000, the weighted average interest rate was 9.5%.

4.   LONG TERM DEBT

     In February 2000, NRG Northeast Generating LLC, an indirect wholly-owned subsidiary of the Company, issued $750 million of senior secured bonds, non-recourse to the Company, to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004, $130 million with an interest rate of 8.842% due in 2015 and $300 million with an interest rate of 9.292% due in 2024. In October 2000, NRG Northeast Generating LLC filed with the Securities and Exchange Commission and went effective with an exchange offer registration statement concerning these bonds. The exchange offer will remove certain restrictions surrounding the resale of these bonds.

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

     In March 2000, NRG South Central Generating LLC, a subsidiary of the Company, issued $800 million of senior secured bonds, non-recourse to the Company, in a two-part offering. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. During March 2000, the proceeds from these bonds were used to finance the Company's investment in the Cajun generating facilities.

     In March 2000, three of the Company's foreign subsidiaries entered into a (pound)325 million (approximately $471.2 million at October 31, 2000) secured borrowing facility agreement with Bank of America International Limited, as arranger. Under this facility, the financial institutions have made available to the Company's subsidiaries various term loans totaling (pound)235 million (approximately $340.7 million at October 31, 2000) for the purpose of financing the acquisition of the Killingholme facility and (pound)90 million ($130.5 million at October 31, 2000) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

     In September 2000, the Company issued $350 million of senior secured bonds, with an interest rate of 8.25% due in 2010. Interest is payable semi-annually on the securities beginning March 15, 2001. The proceeds from these bonds were used for repayment of short-term indebtedness incurred to fund acquisitions, primarily Flinders Power, and for investments and general corporate purposes.

     GUARANTEES

     The Company may become directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. As of September 30, 2000, the Company's obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $414.7 million.

5.   FINANCIAL INSTRUMENTS

     As of September 30, 2000, the Company had outstanding five interest rate swap agreements with notional amounts totaling approximately $725.0 million. If the swaps had been discontinued on September 30, 2000, the Company would have owed the counter-parties approximately $8.0 million. Based on the investment grade rating of the counter-parties, the Company believes that its exposure to credit risk due to nonperformance by the counter-parties to our hedging contracts is insignificant.

          O The Company entered into a swap agreement effectively converting the 7.5% fixed rate on $200 million of our Senior Notes due 2007 to a variable rate based on the London Interbank Offered Rate. The swap expires on June 1, 2009.

          O A second swap effectively converts a $16 million issue of non-recourse variable rate debt into a fixed rate debt. The swap expires on September 30, 2002 and is secured by the Camas Power Boiler assets.

          O A third swap converts $177 million of non-recourse variable rate debt into fixed rate debt. The swap expires on December 17, 2014 and is secured by the Crockett Cogeneration assets.

          O A fourth swap converts (pound)188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

          O A fifth swap converts AUD 105 million of non-recourse variable rate debt into fixed rate debt. The swap expires on September 8, 2012 and is secured by the Flinders Power assets.

6.   SEGMENT REPORTING

     NRG conducts its business within three segments: Independent Power Generation, Alternative Energy (Resource Recovery and Landfill Gas) and Thermal projects. These segments are distinct components of NRG with separate operating results and management structures. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges that have not been allocated to the operating segments. Segment information for the three and nine months ended September 30, 2000 and 1999 are as follows:


FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000                                     INDEPENDENT
(In thousands)                                            POWER       ALTERNATIVE
                                                       GENERATION        ENERGY        THERMAL      OTHER       TOTAL
                                                      -------------- -------------- ------------ ----------- -----------
OPERATING REVENUES
     Revenues from wholly-owned operations              $  498,045      $  7,684      $23,187    $  3,939    $  532,855
     Intersegment revenues                                       -           301            -           -           301
     Equity in earnings of unconsolidated                   98,479        (6,842)           5           -        91,642
                                                      -------------- -------------- ------------ ----------- -----------
               Total operating revenues                    596,524         1,143       23,192       3,939       624,798
                                                      -------------- -------------- ------------ ----------- -----------
     NET INCOME (LOSS)                                  $  113,675      $  3,744      $ 1,287    $(30,102)   $   88,604


FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999                                     INDEPENDENT
(In thousands)                                            POWER       ALTERNATIVE
                                                       GENERATION        ENERGY        THERMAL      OTHER       TOTAL
                                                      -------------- -------------- ------------ ----------- -----------
OPERATING REVENUES
     Revenues from wholly-owned operations              $  115,447      $  5,356      $18,450    $    506    $  139,759
     Intersegment revenues                                       -           215            -           -           215
     Equity in earnings of unconsolidated                   30,744        (3,365)         588       2,467        30,434
                                                      -------------- -------------- ------------ ----------- -----------
               Total operating revenues                    146,191         2,206       19,038       2,973       170,408
                                                      -------------- -------------- ------------ ----------- -----------
     NET INCOME (LOSS)                                  $   48,272      $    683      $ 1,498    $(22,846)   $   27,607


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                       INDEPENDENT
(In thousands)                                            POWER       ALTERNATIVE
                                                       GENERATION        ENERGY        THERMAL      OTHER       TOTAL
                                                      -------------- -------------- ------------ ----------- -----------
OPERATING REVENUES
     Revenues from wholly-owned operations              $1,240,619      $ 22,923      $63,595    $ 11,624    $1,338,761
     Intersegment revenues                                       -           902            -           -           902
     Equity in earnings of unconsolidated                  143,491       (13,336)          16           -       130,171
                                                      -------------- -------------- ------------ ----------- -----------
               Total operating revenues                  1,384,110        10,489       63,611      11,624     1,469,834
                                                      -------------- -------------- ------------ ----------- -----------
     NET INCOME (LOSS)                                  $  204,729      $ 11,576      $ 4,518    $(79,892)   $  140,931


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       INDEPENDENT
(In thousands)                                            POWER       ALTERNATIVE
                                                       GENERATION        ENERGY        THERMAL      OTHER       TOTAL
                                                      -------------- -------------- ------------ ----------- -----------
OPERATING REVENUES
     Revenues from wholly-owned operations              $  156,579      $ 20,498      $55,005    $  4,810    $  236,892
     Intersegment revenues                                       -           963            -           -           963
     Equity in earnings of unconsolidated affiliates        50,871        (2,029)       1,671      (4,787)       45,726
                                                      -------------- -------------- ------------ ----------- -----------
               Total operating revenues                    207,450        19,432       56,676          23       283,581
                                                      -------------- -------------- ------------ ----------- -----------
     NET INCOME (LOSS)                                  $   55,799      $  6,847      $ 4,683    $ (38,321)  $   29,008

     The Company is a leading global energy company primarily engaged in the construction, development, acquisition, ownership and operation of power generation facilities and the sale of energy, capacity and related products. The following geographic information for the three and nine months ended September 30, 2000 and 1999 presents the Company's results of operations on a geographic basis:

                                                                                ASIA        OTHER
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands)                                        U.S.        EUROPE       PACIFIC     AMERICAS        TOTAL
                                                 -----------------------------------------------------------------------
OPERATING REVENUES
 Revenues from wholly-owned operations           $  454,732      $ 42,674      $35,329     $    120      $  532,855
 Intersegment Revenues                                  301             -            -            -             301
 Equity in earnings of unconsolidated affiliates     86,283         1,149        4,428         (218)         91,642
                                                 -----------------------------------------------------------------------
            Total operating revenues                541,316        43,823       39,757          (98)        624,798
                                                 -----------------------------------------------------------------------
NET INCOME                                       $   82,432      $    390      $ 6,477     $   (696)     $   88,603
                                                 -----------------------------------------------------------------------

                                                                                ASIA        OTHER
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
(In thousands)                                        U.S.        EUROPE       PACIFIC     AMERICAS        TOTAL
                                                 -----------------------------------------------------------------------
OPERATING REVENUES

 Revenues from wholly-owned operations           $  139,242      $     80      $   437     $       -     $  139,759
 Intersegment Revenues                                  215             -            -             -            215
 Equity in earnings of unconsolidated affiliates     17,233         7,368        3,817         2,016         30,434
                                                 -----------------------------------------------------------------------
            Total operating revenues                156,690         7,448        4,254         2,016        170,408
                                                 -----------------------------------------------------------------------
NET INCOME (LOSS)                                $   25,037      $    (89)     $ 3,218     $    (559)    $   27,607
                                                 -----------------------------------------------------------------------

                                                                                ASIA        OTHER
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands)                                        U.S.        EUROPE       PACIFIC     AMERICAS        TOTAL
                                                 -----------------------------------------------------------------------
OPERATING REVENUES
 Revenues from wholly-owned operations           $1,181,389      $121,179      $35,976     $     217     $1,338,761
 Intersegment Revenues                                  902             -            -             -            902
 Equity in earnings of unconsolidated affiliates    115,875         3,835        6,014         4,447        130,171
                                                 -----------------------------------------------------------------------
            Total operating revenues              1,298,166       125,014       41,990         4,664      1,469,834
                                                 -----------------------------------------------------------------------
NET INCOME (LOSS)                                $  127,063      $  6,192      $ 5,015     $   2,661     $  140,931
                                                 -----------------------------------------------------------------------

                                                                                ASIA        OTHER
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(In thousands)                                        U.S.        EUROPE       PACIFIC     AMERICAS        TOTAL
                                                 -----------------------------------------------------------------------
OPERATING REVENUES

 Revenues from wholly-owned operations           $  235,354      $    284      $ 1,254             -     $  236,892
 Intersegment Revenues                                  963             -            -             -            963
 Equity in earnings of unconsolidated affiliates     25,376        13,392        3,859         3,099         45,726
                                                 -----------------------------------------------------------------------
            Total operating revenues                261,693        13,676        5,113         3,099        283,581
                                                 -----------------------------------------------------------------------
NET INCOME (LOSS)                                $   14,638      $  1,986      $ 8,598     $   3,786     $   29,008
                                                 -----------------------------------------------------------------------

7.   COMMITMENTS AND CONTINGENCIES

     In January 2000, the Company entered into agreements for the purchase of 1,875 MW of fossil-fueled electric generating capacity and other assets from Conectiv of Wilmington, Delaware for approximately $800 million. The transaction is subject to the receipt of required regulatory approvals and satisfaction of other closing conditions, the transaction is expected to close in early 2001.

     In September 2000, the Company entered into a Turbine Purchase Master Agreement with General Electric Company, to purchase 13 gas turbine generators and six steam turbine generators. The purchases will take place over the next five years with the first delivery scheduled to be made in 2002. The turbines have an equivalent generation output of approximately 4,400 MW and an acquisition cost of approximately $700 million.

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

     In October 2000, the Company announced that it signed an asset purchase agreement for a 50% interest in the 522 MW coal-fired North Valmy Generating Station located in Valmy, Nevada and a 100% interest in 25 MW of peaking units near Valmy Station. The Valmy assets are currently owned by Sierra Pacific Resource's subsidiary, Sierra Pacific Power Company. The Company's acquisition is subject to Idaho Power's, the other 50% owner of the Station, non-exercise of its 180-day right of first refusal on purchasing Sierra Pacific Resource's 50% interest. The Company will pay approximately $273.3 million, net of a transition power purchase agreement and subject to other adjustments. The acquisition is expected to be completed in the first quarter of 2001.

     In November 2000, the Company announced it has signed a purchase agreement to acquire a 5,691 MW portfolio of operating projects and projects in construction and advanced development from LS Power, LLC for $658 million, subject to purchase price adjustments. The acquisition is expected to close in the first quarter of 2001. Additionally, the Company has the opportunity to acquire ownership interests in the next 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

     In November 2000, the Company announced the formation of a partnership with Avista-STEAG LLC to build, operate and manage a 633 MW natural gas-fired merchant power plant. The Brazos Valley project is located in Fort Bend County, Texas -- 30 miles west of Houston, Texas. Avista-STEAG LLC will retain a 51% ownership in the project while the Company will own the remaining 49%. Construction is scheduled to begin in early 2001 with commercial operation expected in January 2003.

       Regulatory Issue

     On March 30, 2000 the Company received notification from the New York Independent System Operator (NYISO) of its petition to the Federal Energy Regulatory Commission (FERC) to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000.

     On May 31, 2000, the FERC approved the NYISO's request to impose price limitations on one ancillary service, Ten Minute Non-Synchronized Reserves (TMNSR) on a prospective basis only, effective March 28, 2000. The FERC rejected the NYISO's request for authority to adjust the market-clearing prices for TMNSR on a retroactive basis. As a result of the FERC order (unless the NYISO or other party successfully appeals the order), the Company will retain the approximately $8.0 million of revenues collected in February 2000 and approximately $8.2 million included in revenues, but not yet collected for March 2000. The NYISO has requested the FERC to reconsider the order.

     On October 16, 2000, Morgan Stanley Capital Group, Inc. filed a complaint with the FERC against PJM Interconnection, L.L.C. seeking to remove the $1,000 price cap in the PJM energy market and to eliminate PJM's installed capability market. NRG Energy, Inc., NRG Thermal Corporation and NRG Power Marketing, Inc. filed a motion to invervene, comment and protest, protesting Morgan Stanley's filing with respect to the installed capability market, but supporting the elimination of the $1,000 price cap on energy. The FERC has not yet placed the complaint on any agenda for a Commission hearing.

       Disputed Revenues

     As of June 30, 2000, disputed revenues totaled $41.7 million, related to certain revenues earned prior to May 31, 2000. The Company is actively pursuing resolution and/or collection of these amounts. The contingent revenues relate to the interpretation of certain transmission power sales agreements and to sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. During the third quarter of 2000, the Company collected and recognized approximately $23.6 million of disputed revenues. As of September 30, 2000, disputed revenues of approximately $24.7 million remained.

8.   EARNINGS PER SHARE

     In June 2000, the Company successfully completed the initial public offering of 32,395,500 shares of its common stock (including 4,225,500 shares sold upon the exercise of the underwriters' over-allotment option).

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

                                                                         FOR THE THREE            FOR THE NINE
                                                                          MONTHS ENDED            MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ------------------------- ----------------------
        (In thousands)                                                  2000         1999        2000       1999
                                                                    ------------- ----------- ----------- ----------
        Average Common Shares Outstanding                                180,000     147,605     161,114    147,605
        Assumed Conversion of Stock Options                                2,683           -       1,128          -
                                                                    ------------- ----------- ----------- ----------
        Potential Average Diluted Common Shares Outstanding              182,683     147,605     162,242    147,605
                                                                    ------------- ----------- ----------- ----------

     9.  PRO FORMA RESULTS OF OPERATIONS - CAJUN ACQUISITION

         During March 2000, the Company completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1,055.9 million. The following information summarizes actual results for the three months ended September 30, 2000, and the pro forma results of operations as if the acquisition had occurred as of the beginning of the three and nine month periods ended September 30, 2000 and 1999. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or financial position or of what the earnings and financial position would have been had the acquisition of the Cajun facilities been consummated at the beginning of the respective periods or as of the date for which pro forma financial information is presented.

                                                                         ACTUAL                   PRO FORMA
                                                                   THREE MONTHS ENDED        THREE MONTHS ENDED
    (In thousands except per share amounts)                        SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                                   ------------------        ------------------
    OPERATING REVENUES
         Revenues from wholly-owned operations                         $  533,156                 $ 254,428
         Equity in earnings of unconsolidated affiliates                   91,642                    30,434
                                                                   ------------------        ------------------
    TOTAL OPERATING REVENUES                                              624,798                   284,862
    Total operating costs and expenses                                    397,589                   192,787
                                                                   ------------------        ------------------
    OPERATING INCOME                                                      227,209                    92,075
    Other expense                                                         (83,981)                  (47,032)
                                                                   ------------------        ------------------
    INCOME BEFORE INCOME TAXES                                            143,228                    45,043
    Income tax  expense                                                    54,624                     8,031
                                                                   ------------------        ------------------
    NET INCOME                                                         $   88,604                 $  37,012
                                                                   ------------------        ------------------
    EARNINGS PER AVERAGE COMMON SHARE - DILUTED                             $0.49                     $0.25

                                                                        PRO FORMA                 PRO FORMA
                                                                    NINE MONTHS ENDED         NINE MONTHS ENDED
    (In thousands except for per share amounts)                    SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                                   ------------------        ------------------
    OPERATING REVENUES
         Revenues from wholly-owned operations                         $1,419,645                 $ 525,703
         Equity in earnings of unconsolidated affiliates                  130,171                    45,726
                                                                   ------------------        ------------------
    TOTAL OPERATING REVENUES                                            1,549,816                   571,429
    Total operating costs and expenses                                  1,093,668                   445,549
                                                                   ------------------        ------------------
    OPERATING INCOME                                                      456,148                   125,880
    Other expense                                                        (238,463)                 (109,894)
                                                                   ------------------        ------------------
    INCOME  BEFORE INCOME TAXES                                           217,685                    15,986
    Income tax expense (benefit)                                           80,223                   (19,393)
                                                                   ------------------        ------------------
    NET INCOME                                                         $  137,462                 $  35,379
                                                                   ------------------        ------------------
    EARNINGS PER AVERAGE COMMON SHARE - DILUTED                             $0.85                     $0.24

10.  INVENTORY

     At September 30, 2000, inventory, which is stated at the lower of weighted average cost or market, consisted of:

                                           (IN THOUSANDS)
                                          -----------------
                Fuel oil                          $ 79,481
                Spare parts                         87,809
                Coal                                30,267
                Kerosene                               628
                Other                               14,758
                                          -----------------
                    TOTAL                         $212,943
                                          -----------------

11.  DECOMMISSIONING FUND

     The Company is required by the State of Louisiana Department of Environmental Quality (DEQ) to rehabilitate its Big Cajun II ash and wastewater impoundment areas upon removal from service of the Big Cajun II facilities. On July 1, 1989, a guarantor trust fund (the "Solid Waste Disposal Trust Fund") was established to accumulate the estimated funds necessary for such purpose. NRG South Central Generating LLC's predecessor deposited $1.06 million in the Solid Waste Disposal Trust Fund in 1989, and funded $116,000 annually thereafter, based upon an estimated future rehabilitation cost (in 1989 dollars) of approximately $3.5 million and the remaining estimated useful life of the Big Cajun II facilities. Cumulative contributions to the Solid Waste Disposal Trust Fund and earnings on the investments therein are accrued as a decommissioning liability. At September 30, 2000, the carrying value of the trust fund investments and the related accrued decommissioning liability was approximately $3.7 million. The trust fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table shows each revenue and expense category as a percentage of total operating revenues:

       QUARTER ENDED                                                               NINE MONTHS ENDED SEPTEMBER
       SEPTEMBER 30,                                                                           30,
       -------------                                                               ---------------------------
     2000           1999                                                               2000           1999
     ----           ----                                                               ----           ----
                              OPERATING REVENUES
      85%            82%      Revenues from wholly-owned operations                     91%            84%
      15%            18%      Equity in earnings of unconsolidated affiliates            9%            16%
---------------- ------------ ---------------------------------------------------- -------------- --------------
     100%           100%      TOTAL OPERATING REVENUES                                 100%           100%
---------------- ------------ ---------------------------------------------------- -------------- --------------
                              OPERATING COSTS AND EXPENSES
      51%            47%      Cost of wholly-owned operations                           57%            52%
       6%             7%      Depreciation and amortization                              6%             8%
       7%            12%      General, administrative, and development                   7%            19%
---------------- ------------ ---------------------------------------------------- -------------- --------------
      64%            66%      TOTAL OPERATING COSTS AND EXPENSES                        70%            79%
---------------- ------------ ---------------------------------------------------- -------------- --------------
      36%            34%      OPERATING INCOME                                          30%            21%
---------------- ------------ ---------------------------------------------------- -------------- --------------
                              OTHER INCOME (EXPENSE)
       -              -       Minority interest in earnings of consolidated              -             (1%)
                                 Subsidiaries
       -              1%      Other income, net                                          -              2%
     (13%)          (18%)     Interest expense                                         (15%)          (20%)
---------------- ------------ ---------------------------------------------------- -------------- --------------
     (13%)          (17%)     TOTAL OTHER EXPENSE                                      (15%)          (19%)
---------------- ------------ ---------------------------------------------------- -------------- --------------
      23%            17%      INCOME BEFORE INCOME TAXES                                15%             2%
       9%             1%      INCOME TAX EXPENSE                                         6%             8%
---------------- ------------ ---------------------------------------------------- -------------- --------------
      14%            16%      NET INCOME                                                 9%            10%
---------------- ------------ ---------------------------------------------------- -------------- --------------

     Net income for the three and nine months ended September 30, 2000, was $88.6 million and $140.9 million, respectively, compared to $27.6 million and $29.0 million, for the same periods in 1999. The increases of $61.0 million and $111.9 million, respectively, were due to the factors described below.

OPERATING REVENUES

     For the three and nine months ended September 30, 2000, total operating revenues were $624.8 million and $1,469.8 million, respectively, an increase of $454.4 million and $1,186.3 million over the same periods in 1999. For the three and nine months ended September 30, 2000, revenues from wholly-owned operations contributed approximately 85% and 91% to total operating revenues, compared to 82% and 84% for the same periods in 1999. For the three and nine months ended September 30, 2000, Equity in earnings of unconsolidated affiliates contributed approximately 15% and 9% to total operating revenues compared to 18% and 16% for the same periods in 1999.

     Revenues from wholly-owned operations, for the three and nine months ended September 30, 2000 were $533.2 million and $1,339.7 million, respectively, compared to $139.9 million and $237.9 million for the same periods in 1999. Revenues from wholly-owned operations for the three and nine months ended September 30, 2000 increased $393.2 million and $1,101.8 million, respectively, compared to the same periods in 1999.

     The increases of $393.2 million and $1,101.8 million for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 are due primarily to the Company's acquisitions of electric generating assets during the later portion of 1999 and the first and third quarter of 2000. During the later portion of 1999, the Company acquired certain electric generating facilities in the northeastern region of the United States (Arthur Kill Station,

Astoria Gas Turbine Station, Connecticut Remote Jet Station, Devon Station, Dunkirk Station, Huntley Station, Middletown Station, Montville Station, Norwalk Harbor Station, Oswego Harbor Station). In addition, the Company acquired certain electric generating facilities located in Louisiana and in England, Louisiana Generating LLC and Killingholme Power Ltd, respectively at the end of the first quarter of 2000. During the third quarter of 2000 the Company acquired Flinders Power and the thermal operations, Harrisburg Steam Works and Statoil Energy Power/Paxton L.P. These newly acquired generating facilities have contributed significantly to the Company's growth in revenues during these periods as compared to the same periods in 1999.

     Equity in earnings of unconsolidated affiliates, for the three and nine months ended September 30, 2000 was $91.6 million and $130.2 million, respectively, compared to $30.4 million and $45.7 million for the same periods in 1999. Revenues from equity in the earnings of unconsolidated affiliates for the three and nine months ended September 30, 2000 increased $61.2 million and $84.4 million, respectively, compared to the same periods in 1999.

     The increases of $61.2 million and $84.4 million, for the three and nine months ended September 30, 2000 as compared to the same period in 1999 are due primarily to increased earnings from the Company's investment in West Coast Power LLC and NRG Rocky Road LLC due to favorable weather conditions experienced in the western portion of the United States in 2000. These increases were partially offset by increased operating losses attributable to NEO Corporation which derives a significant portion of its net income from Section 29 tax credits.

OPERATING COSTS AND EXPENSES

     Cost of wholly owned operations for the three and nine months ended September 30, 2000, was $319.4 million and $840.3 million, respectively. These are increases of $240.3 million and $692.1 million, over the same periods in 1999. Cost of wholly owned operations for the three and nine months ended September 30, 2000 represented 51% and 57% of total operating revenues, respectively, and represented 47% and 52% for the same periods in 1999.

     The increases of $240.3 million and $692.1 million for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 are due to the Company's acquisitions of electric generating assets during the later portion of 1999 and the first and third quarters of 2000. During the later portion of 1999, the Company acquired certain electric generating facilities in the northeastern region of the United States (Arthur Kill Station, Astoria Gas Turbine Station, Connecticut Remote Jet Station, Devon Station, Dunkirk Station, Huntley Station, Middletown Station, Montville Station, Norwalk Harbor Station, Oswego Harbor Station). In addition, the Company acquired certain electric generating facilities located in Louisiana and in England, Louisiana Generating LLC and Killingholme Power Ltd, respectively at the end of the first quarter of 2000. During the third quarter of 2000 the Company acquired Flinders Power and the thermal operations, Harrisburg Steam Works and Statoil Energy Power/Paxton L.P. The addition of these generating facilities and their respective costs of operations, including fuel and other operating and maintenance costs, have contributed significantly to the increase in the cost of wholly owned operations.

     Depreciation and amortization costs for the three and nine months ended September 30, 2000 were $36.4 million and $87.3 million, respectively, representing increases of $23.8 million and $63.6 million, over the same periods in 1999. Depreciation and amortization costs represented 6% of total operating revenues for both the three and nine months ended September 30, 2000 and 7% and 8%, for the same periods in 1999.

     The increases of $23.8 million and $63.6 million for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, are due primarily to the addition of property, plant and equipment related to the Company's recently completed acquisitions of electric generating facilities. For the three and nine months ended September 30, 2000 as compared to the same periods in 1999, $5.0 million and $27.9 million of the increases relate to the generating facilities acquired in the northeastern portion of the United States, $6.8 million and 14.0 million of the increases relate to the generating facilities acquired in the southern portion of the United States, $6.4 million and 10.8 million of the increases relate to the Killingholme generating facility and $2.8 million and $10.3 million of the respective increases relate to the fourth quarter of 1999 increase in the Company's ownership in the Crockett Cogeneration project.

     General, administrative and development costs for the three and nine months ended September 30, 2000 were $41.7 million and $98.0 million, respectively, representing increases of $21.1 million and $45.1 million, over the same periods in 1999. General, administrative and development costs represented 7% of total operating revenues for both the three and nine months ended September 30, 2000 and 12% and 19%, respectively, for the same periods in 1999.

     The increases of $21.1 million and $45.1 million for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 are due to increased business development activities, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and pending acquisitions. The Company's asset base increased from $3.4 billion to $6.1 billion during the first nine months of 2000.

OTHER INCOME (EXPENSE)

     Total other expense for the three and nine months ended September 30, 2000 was $84.0 million and $220.7 million, respectively. These are increases of $55.0 million and $167.0 million compared to the same periods in 1999. Total other expense represented 13% and 15% of total operating revenues for the three and nine months ended September 30, 2000, and 17% and 19%, respectively, for the same periods in 1999.

     The increase in total other expense of $55.0 million and $167.0 million for the three and nine months ended September 30, 2000, respectively as compared to the same period in 1999 consisted primarily of interest expense, minority interest in earnings of consolidated subsidiaries, and other income, net.

     Interest expense for the three and nine months ended September 30, 2000 was $81.3 million and $215.4 million respectively, compared to $30.8 million and $57.6 million for the same periods in 1999, increases of $50.5 million and $157.8 million. Interest expense represented 13% and 15% of total operating revenues, for the three and nine months ended September 30, 2000 and 18% and 20% for the same periods in 1999. The increases of $50.5 million and $157.8 million were due to increased corporate and project level debt issued during the three and nine months ended September 30, 2000 as compared to the same periods in 1999. During the later portion of 1999, the Company acquired significant electric generating facilities that were financed, in part, through a combination of corporate level long term debt issuances and short term credit facilities and from proceeds of the Company's initial public offering.

     Minority interest in earnings of consolidated subsidiaries for the three and nine months ended September 30, 2000 was $(3.1) million and $(7.2) million, respectively, compared to $(0.4) million and $(1.5) million for the same periods in 1999, increases of $2.7 million and $5.6 million. Minority interest in earnings of consolidated subsidiaries represented less than 1% of total operating revenues for the three and nine months ended September 30, 2000 and 1999, respectively. The increase of $2.7 million and $5.6 million for the three and nine months ended September 30, 2000 is primarily due to the Company's increased ownership interest in the Crockett Cogeneration project.

     Other income, net for the three and nine months ended September 30, 2000, was $0.03 million and $1.9 million, respectively, compared to $2.2 million and $5.5 million for the same periods in 1999, decreases of $1.9 million and $3.6 million. Other income, net represented less than 1% for both, and 1% and 2% of total operating revenues for the three and nine months ended September 30, 2000 and 1999, respectively. Other income, net consists primarily of interest income on loans to affiliates and miscellaneous other items including the income statement impact of certain foreign currency translation adjustments and the income statement impacts of project write downs and gains and losses on the disposition of investments. During the three and nine months ended September 30, 2000, other income decreased approximately $1.9 million and $3.6 million, respectively as compared to the same period in 1999, primarily due to the recognition of a gain on the disposition of a partnership interest in the third quarter of 1999.

INCOME TAX

     Income tax expense for the three and nine months ended September 30, 2000 was $54.6 million and $82.7 million respectively. These are increases of $56.0 million and $106.6 million compared to the same periods in 1999. The increases in income tax expense of $56.0 million and $106.6 million for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 were due primarily to higher domestic taxable income. These increases were partially offset by additional Section 29 energy credits.

For the nine months ended September 30, 2000, the Company's overall effective income tax rate was approximately 37.0%, after recognition of certain tax credits (primarily Section 29 energy credits) which account for an income tax benefit of approximately 10.5%. The Company's effective tax rate before Section 29 energy credits is 47.5%. This rate is higher than a combined federal and Minnesota statutory rate because a significant portion of the Company's income is generated in New York City, an area with very high state and local tax rates. In addition, the Company has recorded a valuation allowance on certain state and foreign tax losses, also increasing the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, the Company's cash balance increased $133.9 million to $165.4 million. During this period, the Company's financing activities have provided cash totaling $2.0 billion. The Company's financing activities raised $3.0 billion of gross proceeds from the issuance of long-term debt partially offset by $1.1 billion of principal repayments and $0.3 billion of reductions in the Company's revolving line of credit balance. The Company also raised $453.7 million of net proceeds through its initial public offering of 32,395,500 shares of common stock. In addition to the Company's financing activities, the Company generated $0.3 billion in cash from operations. The Company utilized $1.9 billion of cash to complete the acquisition of the Killingholme A and Cajun Electric Power Cooperative, Inc., Flinders Power electric generating assets, the recently acquired thermal operations and to fund other capital expenditures.

     During the nine month period ended September 30, 2000, the Company and its subsidiaries completed the following long term financing activities. For a discussion of short term borrowings, see Note 3 to the Financial Statements:

     o In February 2000, NRG Northeast Generating LLC, a subsidiary of the Company, issued $750 million of senior secured bonds to refinance short-term project borrowings and for general funding purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004, $130 million with an interest rate of 8.842% due in 2015 and $300 million with an interest rate of 9.292% due in 2024.

     o In March 2000, the Company issued (pound)160 million (approximately $250 million at the time of issuance) of 7.97% reset senior notes due 2020, principally to finance its equity investment in the Killingholme facility. On March 15, 2005, these senior notes may be remarketed by Bank of America, N.A. at a fixed rate of interest through the maturity date or, at a floating rate of interest for up to one year and then at a fixed rate of interest through 2020. Interest is payable semi-annually on these securities beginning September 15, 2000 through March 15, 2005, and then at intervals and interest rates established in the remarketing process.

     o In March 2000, NRG South Central Generating LLC, a subsidiary of the Company, issued $800 million of senior secured bonds in a two-part offering. The first tranche was for $500 million with a coupon of
          8.962 percent and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479 percent and a maturity of 2024. The proceeds of these bonds were used to finance the Company's investment in the Cajun generating facilities.

     o In March 2000, three of the Company's foreign subsidiaries entered into a (pound)325 million (approximately $471.2 million at October 31, 2000) secured borrowing facility agreement with Bank of America International Limited, as arranger. Under this facility, the financial institutions made available to our subsidiaries various term loans totaling (pound)235 million (approximately $340.7 million at October 31, 2000) for the purpose of financing the acquisition of the Killingholme facility and (pound)90 million ($130.5 million at October 31, 2000) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

     o During the second quarter of 2000, the Company completed an initial public offering of 32,395,500 shares of its common stock priced at $15 per share. The net proceeds were $453.7 million. $300 million of the proceeds were used to repay the Company's short-term bridge loan that was used to finance a portion of the acquisition of the Cajun facilities. The remaining proceeds were used for general corporate purposes including the reduction of the outstanding balance of the Company's revolving line of credit.

     In September 2000, the Company issued $350 million of senior secured bonds, with an interest rate of 8.25% due in 2010. Interest is payable semi-annually on these securities beginning March 15, 2001. The proceeds from these bonds were used for repayment of short-term indebtedness incurred to fund acquisitions, primarily Flinders Power and for investments and general corporate purpose.

     The Company borrowed $40 million under a floating rate working capital facility in which NRG South Central Generating LLC, an indirect wholly owned subsidiary of the Company entered into in April 2000, the facility terminates in March 2001.

     The Company has entered into agreements for the purchase of certain generating assets from Conectiv for approximately $800 million. Subject to receipt of required regulatory approvals and satisfaction of other closing conditions, this transaction is expected to close in early 2001. The Company intends to finance this purchase with a combination of project-level and corporate level debt. The Company has contracted to purchase 19 turbine generators from General Electric for approximately $700 million, payable over five years, as well as two turbines from Great River Energy for approximately $43 million. In addition, the Company has signed a purchase agreement for a 50% interest in the 522 MW coal-fired North Valmy Generating Station in Valmy, Nevada and a 100% interest in 25 MW of peaking units near Valmy Station for approximately $273.3 million in the first quarter of 2001. The Company also signed a purchase agreement to acquire a 5,691 MW portfolio of operating projects and projects in construction and advanced development from LS Power, LLC for approximately $658 million during the first quarter of 2001.

     The Company expects to finance its future capital requirements with a combination of project-level debt, internally generated funds, corporate level debt and additional equity. The Company's ability to arrange future financing is dependent on a number of factors. To the extent the Company is unable to raise additional capital on attractive terms either at the corporate level or on a non-recourse project level, it would have a material adverse effect of the Company's ability to grow.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138 was issued which includes several amendments to SFAS No. 133. This new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt this standard effective January 1, 2001, as required.

     The new standard requires that all derivatives be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     The Company has entered into certain transactions in accordance with its risk management policy to mitigate the variability of its earnings. The Company's risk management policy specifies that no more than 50% of the uncommitted energy or capacity of any facility will be sold forward without appropriate approvals. In accordance with its risk management policy, the Company has entered into long-term contracts of more than one-year including: power purchase agreements with utilities and other third parties, standard offer agreements to provide load serving entities with a percentage of their requirements and transition power purchase agreements with the former owners of acquired facilities. The Company also enters into short-term contracts or other commitments of one year or less and spot sales including: spot market and other sales into various wholesale power markets and bilateral contracts with third parties. In addition to energy and capacity sales agreements the Company enters into transactions for the physical delivery of commodities used to generate electricity. These physical delivery transactions may take the form of fixed price, floating price or indexed sales or purchases and options on physical transactions such as puts, calls, basis transactions and swaps. Contracts for the transmission and transportation of these commodities are also entered into as needed to meet physical delivery requirements and obligations.

     The Company may also use derivative financial instruments to mitigate the impact of changes in foreign currency exchange rates on its international project cash flows and the impact of changes in interest rates on its cost of borrowing.

     The Company has identified certain of these transactions as potentially being derivatives under SFAS No. 133. However, due to the uncertainties involved in the interpretation of the application of SFAS No. 133, as amended by SFAS No. 138, the Company has not yet determined what the impact might be of the adoption of the standard on the Company's results of operations and statement of financial position as of and for the period ended September 30, 2000. The Company believes that once additional clarifying guidance is made available to the industry the potential impact of adopting the standard will be more readily determinable.

ENVIRONMENTAL AND OTHER CONTINGENCIES

     Air quality in the northeastern region of the United States is affected by air pollution transported within and into the region by prevailing winds. In September 1994, 11 Northeastern states and the District of Columbia signed a memorandum of understanding (the MOU) establishing a regional plan for reducing NOx emissions from utility and large industrial boilers. NOx contributes to the formation of ozone. The 12 jurisdictions signing this MOU fall within the Ozone Transport Region (the OTR), created under the Clean Air Act in recognition of the regional ozone problem facing the northeastern United States. In addition to the MOU, the EPA has issued a regulation requiring 22 states in the eastern half of the United States to make significant NOx emission reductions by May 1, 2003, and to subsequently cap those emissions (the SIP Call). The NOx emissions reductions required by the SIP Call are comparable to the reductions required by the MOU. By order of the United States Court of Appeals for the District of Columbia Circuit, the compliance date for the SIP Call has been extended until May 31, 2004.

     NOx regulations for New York, Massachusetts and Connecticut to implement the MOU have been promulgated through the year 2002, New York, Massachusetts and Connecticut have also promulgated regulations to implement the SIP Call and the MOU for the years 2003 and beyond. Consistent with the MOU and the SIP Call, emissions reductions are to be achieved through a cap on ozone season NOx emissions from the largest sources of NOx, including our facilities. Under formulas established in the regulations, each source will be allocated a number of "allowances," with each allowance representing one ton of NO that the source is allowed to emit. The allowances can be bought and sold through regional trading.

     The Commonwealth of Massachusetts is seeking additional emissions reductions beyond current requirements. The Massachusetts Department of Environmental Protection has issued proposed regulations that would require significant emissions reductions from certain coal-fired power plants in the state, including the Company's Somerset facility. The Massachusetts Department of Environmental Protection has proposed that such facilities comply with stringent limits on emissions of nitrogen oxides by December 1, 2003; on emissions of sulfur dioxides commencing on December 1, 2003, with further reductions required by December 1, 2005; and on emissions of carbon dioxide by December 1, 2005. In addition to output based limits (that is, a standard which limits emissions to a certain rate per net megawatt hour), the proposed regulations also would limit by December 1, 2005 the total emissions of nitrogen oxides and sulfur dioxide at the Somerset facility to no more than 75% of the average annual emissions from the Somerset facility for 1997-1999. Finally, the proposed regulations require the Massachusetts Department of Environmental Protection to evaluate, by December 31, 2002, the technical and economic feasibility of controlling or eliminating mercury emissions by the year 2010, and to propose mercury emission standards within 18 months of completion of the feasibility evaluation. Compliance with these proposed regulations, if such regulations become effective, could have a material impact on the operation of the Company's Somerset facility. The Company believes that the annual average carbon dioxide emission rate identified in the draft regulations cannot be met by the Somerset facility. The public comment period for these rules closed in August 2000. While we participated in this public process and provided comments on August 4, 2000, there is no assurance that our positions will be adopted.

     On May 17, 2000, Governor Rowland of Connecticut issued an Executive Order to the Connecticut Department of Environmental Protection (CDEP) that requires the CDEP to develop regulations, applicable to power plants and other major sources of air pollution, to further reduce emissions of nitrogen oxides and sulfur dioxides by May 2003. The Executive Order requires reductions of sulfur dioxides by an amount that is 30% to 50% greater than current commitments and reductions of nitrogen oxides that are 20% to 30% greater than current commitments. The Executive Order provides that the CDEP should use market-based incentives and a system of creditable emissions allowances or credits to foster cost effective reductions. In August 2000, the CDEP issued proposed regulations to implement the Executive Order. Although we are actively participating in the CDEP's rulemaking process, there is no assurance that our positions will be adopted.

REGULATORY ISSUES

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

     On November 1, 2000, the FERC issued an order resulting from its investigation of Summer 2000 wholesale markets in California (Docket EL00-95). As part of the order, the FERC made certain jurisdictional wholesale sales made under market-based rate authority subject to possible refund for a period of up to 24 months. The Company owns all or portions of certain generating plants in California which make wholesale sales at market-based rates subject to FERC jurisdiction, and could be affected by the refund condition. The FERC order, which is subject to potential requests for rehearing or appeals, thus could affect future revenues and margins from wholesale sales into the California market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses derivative financial instruments to mitigate the impact of changes in foreign currency exchange rates on its international project cash flows, electricity and fuel prices on margins and interest rates on the cost of borrowing.

     The fair value of the Company's interest rate hedging contracts is sensitive to changes in interest rates. As of September 30, 2000 a 10 percent increase in interest rates from then prevailing market rates would have increased the market value of the Company's interest rate hedging contracts by approximately $22.3 million. Conversely, a 10 percent decrease in interest rates from the prevailing market rates would have decreased the market value by approximately $24.5 million. See Note 5 to the Financial Statements under Item 1 for further discussion of this matter.

     O The Company entered into a swap agreement effectively converting the 7.5% fixed rate on $200 million of our Senior Notes due 2007 to a variable rate based on the London Interbank Offered Rate. The swap expires on June 1, 2009.

     O A second swap effectively converts a $16 million issue of non-recourse variable rate debt into a fixed rate debt. The swap expires on September 30, 2002 and is secured by the Camas Power Boiler assets.

     O A third swap converts $177 million of non-recourse variable rate debt into fixed rate debt. The swap expires on December 17, 2014 and is secured by the Crockett Cogeneration assets.

     O A fourth swap converts (pound)188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

     O A fifth swap converts AUD 105 million of non-recourse variable rate debt into fixed rate debt. The swap expires on September 8, 2012 and is secured by the Flinders Power assets.

     The Company has an investment in the Kladno project in the Czech Republic. Statement of Financial Accounting Standard (SFAS) No. 52, Foreign Currency Translation, requires foreign currency gains and losses to flow through the income statement if settlement of an obligation is in a currency other than the local currency of the entity. A portion of the Kladno project debt is in a non-local currency (U.S. dollars and German deutsche marks). As of September 30, 2000, if the value of the Czech koruna decreases by 10 percent in relation to the U.S. dollar and the German deutsche mark, the Company would record a $4.9 million loss (after tax) on the currency transaction adjustment. If the value of the Czech koruna increased by 10 percent, the Company would record a $4.9 million gain (after tax) on the currency transaction adjustment. These currency fluctuations are inherent to the debt structure of the project and not indicative of the long-term earnings potential of the investment. Kladno is the only project the Company has at this time with this type of debt structure.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, it can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

     o Economic conditions including inflation rates and monetary fluctuations;

     o Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

     o Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

     o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

     o Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or security ratings;

     o Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

     o Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

     o    Increased competition in the power generation industry;

     o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

     o Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

     o Factors associated with various investments including conditions of final legal closing, foreign government actions, foreign economic and currency risks, political instability in foreign countries, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;

     o Limitations on our ability to control the development or operation of projects in which the Company has less than 100% interest;

     o Other business or investment considerations that may be disclosed from time to time in the Company's Securities and Exchange Commission filings or in other publicly disseminated written documents, including the Company's Registration Statement No. 333-35096, as amended.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included in this quarterly report should not be construed as exhaustive.

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

A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power LLC's and Niagara Mohawk Power Corporation's intention to close on that date. On January 14, 2000, the court denied Fortistar's request for a temporary injunction. In April 2000, the Company filed a summary judgement motion to dispose of the litigation. A hearing on this motion has not yet been scheduled. The Company intends to continue to vigorously defend the suit and believes Fortistar's complaint to be with out merit. No trial date has been set.

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

On May 31, 2000, FERC approved a request of the New York Independent System Operator, to impose price limitations on one ancillary service, Ten Minute Non-synchronized Reserves, on a prospective basis only, effective March 28, 2000; the date the NYISO began capping bids for that service. FERC rejected the NYISO's request for authority to adjust the market clearing prices for that service on a retroactive basis. As a result of the FERC order (unless the NYISO or another party successfully appeals the order), the Company will retain the approximately $8.0 million of revenues collected in February 2000 and approximately $8.2 million included in revenues, but not collected, for March 2000. The NYISO sought reconsideration of the FERC order on June 30, 2000.

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

ITEM 5. OTHER

As of September 30, 2000, Minnesota Methane LLC, a 50% owned equity investment and NEO Landfill Gas Inc., a wholly owned subsidiary of the Company, were in technical default of certain debt covenants under two separate loan agreements with United Capital, a division of Hudson United Bank. There have been no financial ratios or payment defaults. As of September 30, 2000, Minnesota Methane and NEO Landfill Gas owe $50.7 million and $26.7 million, respectively, under these loan agreements. On October 5, 2000 and November 6, 2000, Minnesota Methane and NEO Landfill Gas received waivers of default. These waivers are effective as long as Minnesota Methane and NEO Landfill Gas continue to use their best efforts to achieve compliance with the terms of the waivers.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)  EXHIBITS

     27   Financial Data Schedule for the period ended September 30, 2000.

(B)  REPORTS ON FORM 8-K:

     On September 7, 2000, the Company filed a Form 8-K reporting under Item 5. Other Events.

          The Company filed certain exhibits relating to its September 7, 2000 prospectus supplement dated September 6, 2000 related to the offering of $350 million principal amount of the Company's 8.25% Senior notes due 2010.

     On September 13, 2000, the Company filed a Form 8-K reporting under Item 5. Other Events.

          The Company filed certain exhibits relating to the completion of its offering $350 million principal amount of the Company's 8.25% Senior notes due 2010.

     On September 25, 2000, the Company filed a Form 8-K reporting under Item 5. Other Events.

          The Company announced acquisition of the Flinders Power assets.

     On September 27, 2000, the Company filed a Form 8-K reporting under Item 5. Other Events.

          The Company announced that it expected earnings for the third quarter of 2000 to be approximately 45 cents per share and expects calendar year earnings to be $1.00 per share.

     On October 31, 2000, the Company filed a Form 8-K reporting under Item 5. Other Events.

          The Company reported its financial results for the three and nine months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NRG ENERGY, INC.
                                       (Registrant)

                                       /s/ Leonard A. Bluhm
                                       -----------------------------------------
                                       Leonard A. Bluhm
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                       /s/ William T. Pieper
                                       -----------------------------------------
                                       William T. Pieper
                                       Controller
                                       (Principal Accounting Officer)

Date: November 14, 2000