Form 10-K405
period 2000-12-31
NRG ENERGY INC
filed 2001-03-29
CIK 1013871

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

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO                 .
COMMISSION FILE NO. 000-25569

                                NRG ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                      41-1724239
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)

          901 MARQUETTE AVENUE                   55402
         MINNEAPOLIS, MINNESOTA               (Zip Code)
(Address of principal executive offices)

                                 (612) 373-5300
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     Common stock -- $.01 par value (Listed on the New York Stock Exchange) Corporate Units -- (Listed on the New York Stock Exchange)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,523,732,734 AT MARCH 15, 2001.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

                CLASS                            OUTSTANDING AT MARCH 15, 2001
--------------------------------------       --------------------------------------
Class A - Common Stock, $0.01 par
  value                                                147,604,500 shares
Common Stock, $0.01 par value                          50,858,903 shares

Documents Incorporated by Reference: With respect to Part III (Items 10, 11, 12 and 13), Notice and Proxy Statement for the 2001 Annual Meeting of Shareholders will be filed not later than 120 days after December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NRG ENERGY, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I
Item 1     Business....................................................        1
Item 2     Properties..................................................       23
Item 3     Legal Proceedings...........................................       26
Item 4     Submission of Matters to a Vote of Security Holders.........       27

PART II
Item 5     Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................       27
Item 6     Selected Financial Data.....................................       28
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       28
Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk......................................................       36
Item 8     Financial Statements and Supplementary Data.................       38
Item 9     Changes in & Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       74
PART III
Item 10    Directors and Executive Officers of the Registrant..........       74
Item 11    Executive Compensation......................................       74
Item 12    Security Ownership of Certain Beneficial Owners and
             Management................................................       74
Item 13    Certain Relationships and Related Transactions..............       74

PART IV
Item 14    Exhibits, Financial Statements Schedules and Reports On Form
             8-K.......................................................       75
SIGNATURES.............................................................       80

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     NRG Energy, Inc. (NRG Energy or the Company) is a leading global energy company, primarily engaged in the acquisition, development, ownership, and operation of power generation facilities and the sale of energy, capacity and related products. NRG Energy was incorporated as a Delaware corporation on May 29, 1992. As of December 31, 2000, NRG Energy had interests in power generation facilities (including those under construction) having a total design capacity of 25,059 megawatts (MW), of which NRG Energy has or will have total or shared operational responsibility for 13,784 MW, and net ownership of, or leasehold interests in, 15,007 MW.

     On June 5, 2000, NRG Energy completed its initial public offering. Prior to its initial public offering, NRG Energy was a wholly-owned subsidiary of Northern States Power (NSP). In August 2000, NSP merged with New Century Energies, Inc. (NCE), a Colorado-based public utility holding company. The surviving corporation in the merger was renamed Xcel Energy Inc. (Xcel), and the shares of NRG Energy's class A common stock previously owned by NSP are now owned by a wholly-owned subsidiary of Xcel. As of December 31, 2000, Xcel owned an 82% interest in NRG Energy's outstanding common and class A common stock, representing 98% of the total voting power of NRG Energy's common stock and class A common stock. Xcel is one of the ten largest electricity and natural gas companies in the United States. Xcel has six public utility subsidiaries that collectively serve approximately 3.1 million electricity customers and 1.5 million gas customers in twelve states and has numerous non-utility subsidiaries, including NRG Energy, which are engaged in energy related businesses.

     In March 2001, NRG Energy completed a public offering of 18.4 million shares of its common stock. Following this offering, Xcel owns approximately 74% interest in NRG Energy's common stock and Class A common stock, representing 96.7% of the total voting power of NRG Energy's common stock and Class A common stock.

     NRG Energy has experienced significant growth in the last year, expanding from 10,990 MW of net ownership interests in power generation facilities (including those under construction) as of December 31, 1999, to 15,007 MW of net ownership interests as of December 31, 2000. This growth resulted primarily from a number of domestic and international acquisitions, notably the acquisition of Big Cajun I and II from Cajun Electric Power Cooperative, Inc. (Cajun Electric), the Killingholme A generating facility from National Power plc and the acquisition of Flinders Power in South Australia.

     In addition to NRG Energy's power generation projects, NRG Energy also has interests in district heating and cooling systems and steam transmission operations. As of December 31, 2000, NRG Energy's thermal and chilled water businesses had a steam and chilled water capacity equivalent to approximately 1,506 MW, of which its net ownership interest was 1,379 MW. NRG Energy believes that through its subsidiary NEO Corporation (NEO), it is one of the largest landfill gas generation companies in the United States, extracting methane from landfills to generate electricity. NEO owns 33 landfill gas collection systems and has 46 MW of net ownership interests in related electric generation facilities. NEO also has 58 MW of net ownership interests in 19 small hydroelectric facilities and 6 MW of net ownership interest in three small distributed generation facilities.

     NRG Energy intends to continue its growth through a combination of targeted acquisitions in selected core markets, the expansion or repowering of existing facilities and the development of new greenfield projects. NRG Energy has signed agreements to acquire an additional 5,704 MW of net ownership interest in existing generation projects and has acquired or has expansion plans for 5,515 MW of net ownership interest in expansion, repowering and greenfield generation projects. To prepare for these expansion, repowering and greenfield development opportunities, NRG Energy has agreed to purchase 22 turbine generators from General Electric Company and two turbine generators from Seimens Westinghouse over a five-year period commencing in 2002. These new turbines, which NRG Energy expects to install at domestic facilities, will have a combined nominal generating capacity of approximately 4,640 MW. In addition, NRG Energy has on order three General Electric turbines with a combined nominal capacity of approximately 740 MW scheduled for delivery in January 2002, which are expected to be installed in facilities outside the United States. NRG Energy has also acquired the right to purchase an additional 24 General Electric turbines and an additional three Siemens Westinghouse turbines through its acquisition of assets from LS Power, LLC. These turbines have a combined generating capacity of approximately 4,306 MW. All but 1,993 MW of the turbines NRG Energy has on order have been allocated to NRG Energy's current, identified expansion, repowering or greenfield development projects.

     NRG Energy has also expanded its power marketing activities, which allow NRG Energy to optimize the value of its power generation assets and enable it to better meet its customers' energy requirements and improve its power marketing and risk management expertise. NRG Energy believes that it has secured and will continue to secure favorable pricing for its fuel purchases and power sales.

     NRG Energy's headquarters and principal executive offices are located at 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402. NRG Energy's telephone number is (612) 373-5300.

MARKET OPPORTUNITY

     The power industry is one of the largest industries in the world, accounting for approximately $220 billion in annual revenues and approximately 810,000 MW of installed generating capacity in the United States alone. The generation segment of the industry historically has been characterized by regulated electric utilities producing and selling electricity to a captive customer base. However, the power generation market has been evolving from a regulated market based on cost of service pricing to a competitive market. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted to increase competition in the power industry. NRG Energy believes that the power generation industry in the United States will experience MW growth of approximately 2% per year through 2008.

     NRG Energy believes that increasing demand and the need to replace old and inefficient generation facilities will create a significant need for additional power generating capacity throughout the United States and the world. In NRG Energy's view, these factors combined with recent restructuring legislation provide an attractive domestic environment for a competitive power producer like NRG Energy with a history of successfully developing, acquiring and operating power generation facilities.

     Outside of the United States, many governments in developed economies are privatizing their utilities and developing regulatory structures that are expected to encourage competition in the electricity sector, having realized that their energy assets can be sold to raise capital without hindering system reliability. In developing countries, the demand for electricity is expected to grow rapidly. In order to satisfy this anticipated increase in demand, many countries have adopted active government programs designed to encourage private investment in power generation facilities. NRG Energy believes that these market trends will continue to create opportunities to acquire and develop power generation facilities globally.

STRATEGY

     NRG Energy's vision is to be a well-positioned, top three generator of power in selected core markets. Central to this vision is the pursuit of a well-balanced generation business that is diversified in terms of geographic location, fuel type and dispatch level. Currently, approximately 79% of NRG Energy's net MW of generation in operation and under construction is located in the United States in four core markets: our Northeast, South Central and West Coast regions and the recently added North Central region. The North Central Region was added to manage a newly acquired portfolio of operating projects and projects in construction and advanced development. Upon completion of NRG Energy's pending project acquisitions from Conectiv, NRG Energy intends to add a Mid-Atlantic region as a fifth core market. With NRG Energy's diversified asset base, NRG Energy seeks to have generating capacity available to back up any given facility during its outages, whether planned or unplanned, while having ample resources to take advantage of peak power market price opportunities.

     NRG Energy's strategy is to capitalize on its acquisition, development, construction and operating skills to build a balanced, global portfolio of power generation assets. NRG Energy intends to implement this strategy by continuing an aggressive acquisition program and accelerating its development of existing site expansion projects and greenfield projects. NRG Energy believes that its operational skills and experience give it a strong competitive position in the unregulated generation marketplace.

NORTH AMERICAN POWER GENERATION

     The North American power generation market is evolving from a regulated, utility dominated market based upon cost-of-service pricing to an independent power generation market based on competitive market pricing. While most domestic generation capacity is still utility owned and subject to cost-of-service regulation, NRG Energy expects the evolution to continue as regulated utility power generation assets are divested to non-regulated generators. In addition, NRG Energy expects that a significant share of the new generation capacity that is built to serve increasing demand and to replace less efficient facilities will be developed and owned by competitive power producers.

     Most of NRG Energy's North American projects are grouped under regional holding companies corresponding to their domestic core markets. In order to better manage NRG Energy's North American projects and to develop new projects in these regions more effectively, NRG Energy has established regional offices in Pittsburgh, Pennsylvania (Northeast region), Baton Rouge, Louisiana (South Central region) and San Diego, California (West Coast region). NRG Energy's recently added North Central region is managed from its Minneapolis headquarters. Upon completion of NRG Energy's pending project acquisitions from Conectiv, NRG Energy intends to add a Mid-Atlantic region, which will be managed from its Wilmington, Delaware office.

     NRG Energy operates its generation facilities within each region as a separate operating unit within its power generation business. This regional portfolio structure allows NRG Energy to coordinate the operations of its assets to take advantage of regional opportunities, reduce risks related to outages, whether planned or unplanned, and pursue expansion plans on regional basis.

NORTHEAST REGION

     As of December 31, 2000, NRG Energy owned approximately 7,104 MW of net generating capacity (including projects under construction) in the Northeast United States, primarily in New York, New Jersey, Connecticut and Massachusetts. These generation facilities are well diversified in terms of dispatch level (base-load, intermediate and peaking), fuel type (coal, natural gas and oil) and customers. In addition, NRG Energy believes certain of its facilities and facility sites in the Northeast provide opportunities for repowering or expanding existing generating capacity.

     NRG Energy's Northeast facilities are generally competitively positioned within their respective market dispatch levels with favorable market dynamics and locations close to the major load centers in the New York Power Pool (NYPP) and NEPOOL.

SOUTH CENTRAL REGION

     As of December 31, 2000, NRG Energy owned approximately 2,413 MW of net generating capacity (including projects under construction) in the South Central United States, primarily in Louisiana. NRG Energy's South Central generating assets consist primarily of its net ownership of 1,708 MW of power generation facilities in New Roads, Louisiana (which are referred to as the Cajun facilities) that were acquired in March 2000. NRG Energy believes that the Cajun facilities and related infrastructure provide significant opportunities for expanding its generating capacity in the region.

WEST COAST REGION

     As of December 31, 2000, NRG Energy owned approximately 1,570 MW of net generating capacity (including projects under construction) on the West Coast of the United States. NRG Energy's West Coast generation assets consist primarily of a 50% interest in West Coast Power LLC (West Coast Power) and a 58% interest in the Crockett Cogeneration facility. In May 1999, Dynegy Power Corporation (Dynegy) and

NRG Energy formed West Coast Power to serve as the holding company for a portfolio of operating companies that own generation assets in Southern California. This portfolio currently comprises the El Segundo Generating Station, the Long Beach Generating Station, the Encina Generating Station and 17 combustion turbines in the San Diego area. Dynegy provides power marketing and fuel procurement services to West Coast Power, and NRG Energy provides operations and management services. NRG Energy believes certain of its facilities and facility sites on the West Coast provide opportunities for repowering or expanding generating capacity, and NRG Energy has submitted permit applications to expand its El Segundo facility.

NORTH CENTRAL REGION

     As of December 31, 2000, NRG Energy owned approximately 175 MW of net generating capacity in the north central United States, primarily Illinois. In January 2001, NRG Energy completed its project acquisition from LS Power, LLC of approximately 5,633 MW of operating projects and projects in construction and advanced development, 1,697 MW of which are currently in operation, or under construction.

MID-ATLANTIC REGION

     NRG Energy plans to add a Mid-Atlantic region upon the completion of its acquisition of approximately 1,875 MW of net ownership interests in generation facilities from subsidiaries of Conectiv. The Mid-Atlantic region will contain facilities located primarily in Pennsylvania, Maryland, Delaware and New Jersey.

COMPETITIVE POWER GENERATION -- INTERNATIONAL

     Historically, the majority of power generating capacity outside of the United States has been owned and controlled by governments. During the past decade, however, many foreign governments have moved to privatize power generation plant ownership through sales to third parties and by encouraging new capacity development and refurbishment of existing assets by independent power developers. Governments have taken a variety of approaches to encourage the development of competitive power markets, from awarding long-term contracts for energy and capacity to purchasers of power generation to creating competitive wholesale markets for selling and trading energy, capacity and related products.

     NRG Energy believes that there will be significant opportunities to invest in attractive projects in international markets. Based upon NRG Energy's assessment of market opportunities and its portfolio risk management criteria, NRG Energy intends to leverage its reputation, experience and expertise in order to acquire foreign assets in selected countries. As market opportunities develop, NRG Energy expects that its international strategy will be consistent with its domestic core market strategy in terms of geographic, fuel and dispatch diversification. NRG Energy believes operating and asset diversity will allow it to reduce business and market risks, while positioning it to take advantage of market opportunities, including peak power market price opportunities and periods of constrained availability of generating capacity, fuels and transmission.

     To manage NRG Energy's international asset portfolio risks, NRG Energy utilizes a portfolio risk management discipline based upon country risk, as identified by an independent, internationally recognized organization. This portfolio tool, which has been endorsed by NRG Energy's board of directors, requires that it manage its entire portfolio of generation capacity to maintain a high quality, weighted average, equivalent country risk. Using this tool, NRG Energy is able to monitor the exposure it is taking in emerging markets to maintain an appropriate balance in its asset portfolio. NRG Energy's international power generation projects are managed as three distinct markets, Asia Pacific, Europe and Other Americas.

     NRG Energy is presently focusing its international development in Europe, Australia and Latin America. In the future, NRG Energy will consider international projects outside of these markets if it believes that an opportunity exists to create a new core market or that the expected returns from a particular project warrant an investment.

ASIA PACIFIC

     NRG Energy is one of the largest competitive power producers in Australia with a net ownership interest of 2,083 MW. As of December 31, 2000, in power generation facilities (including projects under construction). NRG Energy intends to maintain its position in this market through additional acquisitions and development of new projects. NRG Energy will also look for opportunities in selected countries in the Asia Pacific region to become established within the region.

EUROPE

     NRG Energy has been a significant participant in the competitive power generation markets in Germany and the Czech Republic since its entry into those markets. NRG Energy's growth in Europe was augmented in early 2000 with the acquisition of the Killingholme facility and will expand further with the expected mid-2001 commencement of commercial operations at the Enfield facility, both of which are located in the United Kingdom. NRG Energy intends to continue its growth efforts in these countries and to develop projects in selected countries. As of December 31, 2000, NRG Energy has a net ownership interest of 1,223 MW in power generation facilities (including projects under construction) in Europe.

OTHER AMERICAS

     NRG Energy has pursued acquisition and development opportunities in Latin America since the mid-1990s. Initially, NRG Energy participated as one of four original sponsors of the Latin Power fund, a private equity investment fund managed by Scudder. More recently, NRG Energy acquired a 49% interest in the second largest generator of electricity in Bolivia, Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited (COBEE). NRG Energy plans to target new opportunities in selected countries, primarily Brazil and Argentina, where NRG Energy believes more attractive acquisition and greenfield opportunities exist. As of December 31, 2000, NRG Energy has a net ownership interest of 225 MW in power generation facilities (including projects under construction) in Latin America.

ALTERNATIVE ENERGY

     NRG Energy provides alternative energy through NEO, one of the largest landfill gas generation companies in the United States, and resource recovery, which processes municipal solid waste as fuel used to generate power.

NEO CORPORATION

     NEO is a wholly-owned subsidiary of NRG Energy's that was formed to develop small power generation facilities, ranging in size from 1 to 50 MW, in the United States. NEO is currently focusing on the development and acquisition of landfill gas projects and the acquisition of small hydroelectric projects. NEO owns 33 landfill gas collection systems and has 46 MW of net ownership interests in related electric generation facilities. NEO also has 58 MW of net ownership interests in 19 small hydroelectric facilities and 6 MW of net ownership interests in three small distributed generation facilities. NEO derives a substantial portion of its income as a result of the generation of Section 29 tax credits, which, for 2000, totaled $33.8 million. The existing tax law authorizing these credits is scheduled to expire in 2007.

RESOURCE RECOVERY FACILITIES

     NRG Energy's Newport, Minnesota, resource recovery facility can process over 1,500 tons of municipal solid waste per day, 90% of which is used as fuel in power generation facilities in Red Wing and Mankato, Minnesota. Pursuant to service agreements with Ramsey and Washington Counties, Minnesota, which expire in 2007, NRG Energy processes a minimum of 280,800 tons of municipal solid waste per year at the Newport facility and receives service fees based on the amount of waste processed, pass-through costs and certain other factors. NRG Energy is also entitled to an operation and maintenance fee, which is designed to recover fixed costs and to provide NRG Energy with a guaranteed amount for operating and maintaining the Newport facility for the processing of 750 tons per day of municipal solid waste, whether or not such waste is delivered for processing.

     Since 1989, NRG Energy has operated the Elk River resource recovery facility located in Elk River, Minnesota, which can process over 1,500 tons of municipal solid waste per day, 90% of which is recovered and used in power generation facilities in Elk River and Mankato, Minnesota. Xcel owns 85% of the Elk River facility and United Power Association owns the remaining 15%. NRG Energy also manages and operates an ash storage and disposal facility for the Elk River facility at Xcel's Becker ash disposal facility, an approved ash deposit site near Becker, Minnesota. NRG Energy operates the Becker facility on behalf of Xcel.

THERMAL

     NRG Energy has interests in district heating and cooling systems and steam transmission operations. NRG Energy's thermal and chilled water businesses have a steam and chilled water capacity equivalent to approximately of 1,506 MW, of which its net ownership interest is 1,379 MW.

     NRG Energy owns and operates, through its holding company NRG Thermal Corporation, five district heating and cooling systems in Minneapolis, San Francisco, Pittsburgh, Harrisburg and San Diego. These systems provide steam heating to approximately 600 customers and chilled water to 81 customers. In addition, NRG Energy's thermal division operates five projects that serve industrial/government customers with high-pressure steam and hot water.

POWER MARKETING

     NRG Energy's energy marketing subsidiary, NRG Power Marketing, Inc. (NRG Power Marketing), began operations in 1998 to maximize the utilization of and return from its domestic generation assets and to mitigate the risks associated with those assets. This subsidiary purchases and markets energy and energy related commodities, including electricity, natural gas, oil, coal and emission allowances. By using internal resources to acquire fuel for and to market electricity generated by its domestic facilities, NRG Energy believes that it can secure the best pricing available in the markets in which it sells power and enhance its ability to compete. NRG Power Marketing provides a full range of energy management services for NRG Energy's generation facilities in its Northeast, South Central and North Central regions. These services are provided under power sales and agency agreements pursuant to which NRG Power Marketing manages the sales and marketing of energy, capacity and ancillary services from these facilities and also manages the purchase and sale of fuel and emission allowances needed to operate these facilities.

     NRG Power Marketing conducts its activities in accordance with risk management guidelines approved by the NRG Power Marketing board of directors, which has primary responsibility for oversight of NRG Power Marketing activities. NRG Energy's risk management guidelines require that its treasury department perform a credit review and approve all counter parties and credit limits prior to NRG Power Marketing entering into a transaction with such counter parties. NRG Energy does not engage in speculative trading, thus transactions are primarily for physical delivery of the particular commodity for the specified period. These physical delivery transactions may take the form of fixed price, floating price or indexed sales or purchases, and options on physical transactions, such as puts, calls, basis transactions and swaps, are also permitted. Contracts for the transmission and transportation of these commodities are also authorized, as necessary, in order to meet physical delivery requirements and obligations. All forward sales and purchases of electricity and fuel are reported to the board of directors of NRG Power Marketing and to our Financial Risk Management Committee. In accordance with the risk management guidelines, no more than 50% of the uncommitted energy or capacity of any facility will be sold forward without the approval of the board of directors of NRG Power Marketing. Violation by any employee of any of the risk management guidelines is grounds for immediate termination of employment.

     NRG Power Marketing handles fuel procurement and trading of emissions allowances in order to support NRG Energy's overall needs. Generally, NRG Energy seeks to hedge prices for 50% to 70% of its expected fuel requirements during the succeeding 12 to 24 month period. This provides NRG Energy with certainty as to a portion of its fuel costs while allowing it to maintain flexibility to address lower than expected dispatch rates and to take advantage of the dual fuel capabilities at many of its facilities.

HOW NRG ENERGY SELLS ITS GENERATING CAPACITY AND ENERGY

     NRG Energy's operating revenues are derived primarily from the sale of electrical energy, capacity and other energy products from its power generation facilities. Revenues from these facilities are received pursuant to:

     - long-term contracts of more than one year including:

          - power purchase agreements with utilities and other third parties (generally 2-25 years);

          - standard offer agreements to provide load serving entities with a percentage of their requirements (generally 4-9 years); and

          - "transition" power purchase agreements with the former owners of acquired facilities (generally 3-5 years).

     - short-term contracts or other commitments of one year or less and spot sales including:

          - spot market and other sales into various wholesale power markets;
            and

          - bilateral contracts with third parties.

     NRG Energy's objective is to mitigate variability in its earnings by having approximately 50% of its capacity contracted for under contracts greater than one year, generally seeking to enter into contracts with lengths of 1-5 years, selling half of its remaining capacity (25%) in the forward market for 30-365 days, and selling the other half of its remaining capacity (25%) in the spot market to capture opportunities in the market when prices are higher. By following this strategy, NRG Energy seeks to achieve positive, stable returns while retaining the flexibility to capture premium returns when available.

     During 2000, NRG Energy derived approximately 34.4% of its 2000 revenues from majority owned operations from two customers: New York Independent System Operator (22.2%) and Connecticut Light and Power Company (12.2%). During 1999, NRG Energy derived approximately 51.2% of total revenues from wholly owned operations from three customers: Niagara Mohawk Power Corporation (21%), Consolidated Edison Company of New York, Inc. (19.7%) and Eastern Utilities Associates (10.5%).

GEOGRAPHICAL INFORMATION

     For financial information on NRG Energy's operations on a geographical basis, see Item 8 -- Note 18 to the financial statements.

PLANT OPERATIONS

     NRG Energy's success depends on its ability to achieve operational efficiencies and high availability at its generation facilities. In the new unregulated energy industry, minimizing operating costs without compromising safety or environmental standards while maximizing plant flexibility and maintaining high reliability is critical to maximizing profit margins. NRG Energy's operations and maintenance practices are designed to achieve these goals.

     NRG Energy's overall corporate strategy of establishing a top three presence in certain core markets is in part driven by its operational strategy. While NRG Energy's approach to plant management emphasizes the operational autonomy of its individual plant managers and staff to identify and resolve operations and maintenance issues at their respective facilities, NRG Energy has also implemented a regional shared practices system in order to facilitate the exchange of information and best practices among the plants in its various regions. NRG Energy has organized its operations geographically such that inventories, maintenance, backup and other operational functions are pooled within a region. This approach enables NRG Energy to realize cost savings and enhances its ability to meet its facility availability goals. Plant supervisors and staff within core markets and across the company typically participate in weekly conference calls in order to discuss operational issues and share best practices.

SIGNIFICANT ASSET AND BUSINESS ACQUISITIONS

     In March 2000, NRG Energy acquired the assets of the Killingholme A generation facility from National Power plc for L390 million (approximately $615 million at the date of acquisition), subject to post-closing adjustments. Killingholme is a combined cycle gas-fired baseload facility located in North Lincolnshire, England. The facility comprises three units with a total generating capacity of 680 MW. NRG Energy owns and operates the facility, which sells its power into the wholesale electricity market of England and Wales.

     In March 2000, NRG Energy acquired the Cajun facilities, 1,708 MW of coal and gas-fired generation assets in Louisiana, for approximately $1,055.9 million (the Cajun facilities). These assets were formerly owned by Cajun Electric. NRG Energy acquired these assets as a result of a competitive bidding process following the Chapter 11 bankruptcy of Cajun Electric.

     In September 2000, NRG Energy completed the acquisition of Flinders Power in South Australia. NRG Energy paid approximately AUD $314.4 million (U.S. $180 million at the date of acquisition) for a 100-year lease of the Flinders Power assets. Flinders Power includes two power stations totaling 760 MW. In addition, NRG Energy received a 20-year lease, renewable for additional 10-year terms, of the Leigh Creek coal mine and a dedicated rail line. The 100-year lease also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station.

     In January 2001, NRG Energy completed the acquisition of a 5,633 MW portfolio of operating projects and projects in construction and advanced development that are located primarily in the north central and south central United States, from LS Power for $708 million. Approximately 1,697 MW are currently in operation or under construction, and NRG Energy expects that an additional $1,850 million will be required to complete projects currently under construction or about to commence construction. Each facility employs natural gas-fired, combined-cycle technology. Through December 31, 2005, NRG Energy also has the opportunity to acquire ownership interests in an additional 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

SIGNIFICANT EQUITY INVESTMENTS

     The following are significant equity investments included in NRG Energy's Independent Power Generation Segment.

                                 LOY YANG POWER

     NRG Energy has a 25.4% interest in Loy Yang Power, which owns and operates the 2,000 MW Loy Yang A brown coal fired thermal power station and the adjacent Loy Yang coal mine located in Victoria, Australia. This interest was purchased for AUD $340 million (approximately US $264.3 million at the time of the acquisition) in 1997. The power station has four units, each with a 500 MW boiler and turbo generator, which commenced commercial operation between July 1984 and December 1988. In addition, Loy Yang manages the common infrastructure facilities that are located on the Loy Yang site, which service not only the Loy Yang A facility, but also the adjacent Loy Yang B 1,000 MW power station, a pulverized dried brown coal plant, and several other nearby power stations.

     The wholesale electricity market in Australia is regulated under the National Electricity Law, which provides for a legally enforceable National Electricity Code, which defines the market rules. The code also makes provision for the establishment of the National Electricity Market Management Company to manage the power system, maintain system security and administer the spot market. Under the rules of the National Electricity Market, the Loy Yang facility is required to sell all of its output of electricity through the competitive wholesale market for electricity operated and administered by the National Electricity Market.

     Loy Yang Power is subject to a number of senior debt lending covenants. From 1997 through 1999, energy prices received by Loy Yang were lower than NRG Energy expected when the assets were purchased. As a result, during 2000, the company projected that during 2001 it would breach the loan covenants permitting equity distributions to the project owners. Based upon current forecasts incorporating improve-ments in the electricity market, indications are that possible future senior debt covenant breaches forecast in earlier financial reports will not occur. In the event that the forecast improvements are not achieved, a breach of these covenants could occur. While Loy Yang Power would still expect to fully service all of its senior debt payment obligations, senior lenders might exercise their rights to enforce their securities at that time. NRG Energy could be required to write-off all or a significant portion of its current $250 million investment in this project as a result of such enforcement, a determination by the project company that a write-down of its assets is required or NRG Energy's determination that it would not be able to recover its investment in this project.

     Junior debt interest payments to the value of AUD $33.9 (approximately US $18.9 million ) were accumulated during 2000 and, of this, a payment of $7.8 million (approximately US $4.4 million) was made. Deferred/Accrued Junior debt interest payments as of December 31, 2000, totaled AUD $36.9 million (approximately US $20.6 million). Based on current cash forecasts it is possible that further interest payments on the Junior Debt Facility may also be deferred, all deferred interest will be paid at a later time as permitted under the workings of the project financing arrangements.

     In the National Electricity Market power pool system, it is not possible for a generator such as Loy Yang to enter into traditional power purchase agreements. In order to provide a hedge against pool price volatility, generators have entered into "contracts for differences" with distribution companies, electricity retailers and industrial customers. These contracts for differences are financial hedging instruments, which have the effect of fixing the price for a specified quantity of electricity for a particular seller and purchaser over a defined period.

     In February 2000, CMS Energy announced its intention to divest its 49.6% ownership in the Loy Yang project but has established no deadline for completion of the sale. CMS Energy indicated that it intended to sell its interest because the project was no longer of strategic value to its portfolio and had not met its financial expectations. Under certain circumstances CMS will require the approval of Loy Yang Power's lenders and other parties to enable the sale to proceed. The impact (if any) of the proposed sale on NRG's existing investment in Loy Yang Power is not known at the date of this report.

                                     MIBRAG

     NRG Energy indirectly purchased a 33 1/3% interest in the equity of Mitteldeutsche Braunkohlengesellschaft mbH (MIBRAG) in 1994 for $10.6 million. MIBRAG owns coal mining, power generation and associated operations, all of which are located south of Leipzig, Germany. MIBRAG was formed by the German government following the reunification of East and West Germany to hold two open-cast brown coal (lignite) mining operations, a lease on an additional mine, three lignite-fired industrial cogeneration facilities and briquette manufacturing and coal dust plants, all located in the former East Germany. MIBRAG's cogeneration operations consist of the 110 MW Mumsdorf facility, the 86 MW Deuben facility and the 37 MW Wahlitz facility. These facilities provide power and thermal energy for MIBRAG's coal mining operations and its briquette manufacturing plants. All power not consumed by MIBRAG's internal operations is sold under an eight-year power purchase agreement with Westsachsische Energie Aktiengesellschaft, a recently privatized German electric utility. MIBRAG's lignite mine operations include Profen, Zwenkau and Schleenhain with total estimated reserves of 776 million metric tons, which are expected to last for more than 40 years. A dispute has arisen as to coal transportation compensation payments to be made to MIBRAG pursuant to the acquisition agreement by Bundesanstalt fur vereinigungsbedingte Sonderaufgaben (BvS), a German governmental entity that facilitated the privatization of MIBRAG. The size of the annual coal transportation compensation payments fluctuates based on the volume of coal transported to the Schkopau facility. The payment due for 2000 was approximately 59 million deutsche marks (approximately U.S. $28 million) and has been received by MIBRAG. However, BvS disputes its obligation to make any future compensation payments. MIBRAG and BvS are engaged in active discussions to resolve this disagreement. Although MIBRAG believes that a satisfactory resolution can be negotiated, if that did not occur and BvS ceased to make any further annual transportation compensation payments to MIBRAG, but MIBRAG were nevertheless required to continue to transport coal to the Schkopau facility without the benefit of these transportation compensation payments at the prices agreed in 1993 when the compensation and acquisition agreements were negotiated, it would have a material adverse effect on MIBRAG.

                                     COBEE

     In December 1996, NRG Energy acquired for $81.8 million a 49.1% interest in COBEE, the second largest generator of electricity in Bolivia. COBEE has entered into contracts, which expire in 2008, with two Bolivian distribution companies pursuant to which COBEE supplies electricity. All payments under these contracts are made in United States dollars.

     COBEE operates its electric generation business under a 40-year concession granted by the Bolivian government in 1990. Under this concession, COBEE is entitled to earn a return of 9.0% on assets within its rate base. The Bolivian Electricity Code also provides for the adjustment of rates to compensate COBEE for any shortfall or to recapture any excess in COBEE's actual rate of return during the previous year. COBEE periodically applies to the Superintendent of Electricity for rate increases sufficient to provide its 9.0% rate of return based on COBEE's current operating results and its projection of future revenues and expenses. Under COBEE's concession, COBEE's assets are required to be removed from the rate base in 2008.

                            GLADSTONE POWER STATION

     The Gladstone facility is a 1,680 MW coal-fired power generation facility located in Gladstone, Australia. NRG Energy acquired a 37.5% ownership interest in the Gladstone facility for $64.9 million when the facility was privatized in March 1994.

     NRG Energy is responsible for the operation and maintenance of the Gladstone facility pursuant to a 17-year operation and maintenance agreement that commenced in 1994, which includes an annual bonus based on availability targets. The Gladstone facility sells electricity to the Queensland Power Trading Corporation and also to Boyne Smelters Limited. Pursuant to an interconnection and power pooling agreement, Queensland Power is obligated to accept all electricity generated by the facility, subject to merit order dispatch, for an initial term of 35 years.

     Queensland Power also entered into a 35-year capacity purchase agreement with each of the project's owners for such owner's percentage of the capacity of the Gladstone facility, excluding that sold directly to Boyne Smelters. Under the capacity purchase agreements, Queensland Power pays the facility owners both a capacity and an energy charge. The capacity charge is designed to cover the projected fixed costs allocable to Queensland Power, including debt service and an equity return, and is adjusted to reflect variations in interest rates.

     The owners of Boyne Smelters have also entered into a power purchase agreement with each of the project's owners, providing for the sale and purchase of such owner's percentage share of capacity allocated to Boyne Smelters. The term of each of these power purchase agreements is 35 years. The owners of Boyne Smelters is obligated to pay to each of the project's owners a demand charge that is intended to cover the fixed costs of supplying capacity to Boyne Smelters, including debt service and return on equity. The owners of Boyne Smelters are also obligated to pay an energy charge based on the fuel cost associated with the production of energy from the Gladstone facility.

                             SCHKOPAU POWER STATION

     In 1993, NRG Energy acquired for $18.2 million an indirect 50% interest in a German limited liability company, Saale Energie GmbH, which then acquired a 41.9% interest in a 960 MW coal-fired power plant that was under construction in the East German city of Schkopau. The first 425 MW unit of the Schkopau plant began operation in January 1996, the 110 MW turbine in February 1996, and the second 425 MW unit in July 1996. The coal is provided under a long-term contract by MIBRAG's Profen lignite mine.

     Saale Energie sells its allocated 400 MW portion of the plant's capacity under a 25-year contract with VEAG, a major German utility that controls the high-voltage transmission of electricity in the former East Germany. VEAG pays a price that is made up of three components, the first of which is designed to recover installation and capital costs, the second to recover operating and other variable costs, and the third to cover fuel supply and transportation costs. NRG Energy receives 50% of the net profits from these VEAG payments through its ownership interest in Saale Energie.

                           COLLINSVILLE POWER STATION

     The Collinsville Power Station is a 192 MW coal-fired power generation facility located in Collinsville, Australia. In March 1996, NRG Energy acquired a 50% ownership interest in the idled Collinsville facility for $11.9 million when the Queensland State government privatized it. The Collinsville facility was recommissioned and commenced operations on August 11, 1998. Transfield Holdings Pty Ltd, the project's other 50% owner, and NRG Energy have entered into an 18-year power purchase agreement with Queensland Power under which Queensland Power will pay both a capacity and an energy charge to the project's owners. The capacity charge is designed to cover the projected fixed costs allocable to Queensland Power, including debt service and an equity return. The energy charge is based on the fuel costs associated with the production of energy from the facility.

                              ENERGY CENTER KLADNO

     The Energy Center Kladno project, located in Kladno, the Czech Republic consists of two distinct phases. In 1994, NRG Energy acquired an interest in the existing coal-fired electricity and thermal energy facility that can supply 28 MW of electrical energy and 150 MW equivalent of steam and heated water. This facility historically supplied electrical energy to a nearby industrial complex. The second phase was the expansion of the existing facility, which was completed in January 2000, by the addition of 345 MW of new capacity, 271 MW of which is coal-fired and 74 MW of which is gas-fired. The original project is owned by Energy Center Kladno, a Czech limited liability company in which NRG Energy owns a 44.26% interest. The expansion is held separately through ECK Generating, a Czech limited liability company in which NRG Energy owns a 44.50% interest.

                            ENERGY DEVELOPMENTS LTD

     Energy Developments Limited, a publicly traded company listed on the Australian Stock Exchange, owns and operates approximately 274 MW of generation primarily in Australia. Between February 1997 and April 1998, NRG Energy acquired a total of 14,609,670 common shares and 16,800,000 convertible, non-voting preference shares of Energy Developments. NRG Energy paid a total of approximately AUD$69.1 million (US$44.5 million at the time of acquisition), or AUD$2.20 (US$1.42) per share, for the shares, which represent approximately a 29.1% ownership interest in Energy Developments. NRG Energy has agreed to restrictions on its ability to purchase more shares or to dispose of any existing shares of Energy Developments. The preference shares do not become convertible into common shares unless a takeover bid is made for Energy Developments. In such event, if Energy Developments fails to comply with an obligation to appoint directors nominated by the owner of the preference shares, the preference shares can be converted at the option of the owner to common shares on a share-for-share basis.

                                WEST COAST POWER

     In May 1999, Dynegy and NRG Energy formed West Coast Power, 50% owned by affiliates of each sponsor. West Coast Power serves as the holding company for a portfolio of operating companies that own generating assets in Southern California. These assets are currently comprised of the El Segundo Generating Station, the Long Beach Generating Station, the Encina Generating Station and 17 Combustion Turbines in the San Diego area (the Encina Combustion Turbines).

     El Segundo Generating Station: The El Segundo Generating Station is a 1,020 MW plant consisting of four units: two units at 175 MW each and two units at 335 MW each. El Segundo was purchased from the Southern California Edison Company through a competitive bid process for $88.3 million during April 1998.

     Long Beach Generating Station: The Long Beach Generating Station is a 560 MW plant with seven 60 MW gas turbine generators and two 70 MW steam turbine units. The Long Beach plant was purchased from Southern California Edison Company during March 1998 through a competitive bid process for $29.9 million.

     Encina Generating Station: The Encina Generating Station is located in Carlsbad, California and consists of five steam-electric generating units and one combustion turbine with net generating capacity of 965 MW. Encina was purchased from San Diego Gas & Electric during May 1999, at a purchase price of $283.2 million.

     Encina Combustion Turbines: The Encina Combustion Turbine assets consist of 17 combustion turbine generator sets (the CT's) with an aggregate capacity of 253 MW, located on seven different sites in San Diego County. During May 1999, Dynegy and NRG Energy purchased the CT's from San Diego Gas & Electric through a competitive bid process. The CT's acquisition had a purchase price of $69.1 million. The CT's have the ability to provide spinning reserve, black start capability, quick start capability, voltage support and quick load capability for the ancillary services market.

     In December 2000, NRG Energy and its partner submitted permit applications in respect of a planned repowering of the jointly-owned El Segundo station. The planned repowering will add approximately 621 MW of generating capacity to the facility at a cost of approximately $368 million. Prior to the repowering, approximately 350 MW at the El Segundo Station will be decommissioned. The repowering project has a targeted operation date of June 2003.

     For additional information regarding California's liquidity crisis see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- California Liquidity Crisis.

SIGNIFICANT MAJORITY- AND WHOLLY-OWNED OPERATIONS

     The following are significant majority- and wholly-owned operations included in NRG Energy's Independent Power Generation segment.

                             CROCKETT COGENERATION

     Pacific Crockett Energy, Inc., an indirect, wholly-owned subsidiary of NRG Energy's, is the general partner of the Crockett Cogeneration Project (Crockett). Crockett, a 240 MW gas fired plant, began operations in May 1996. Pacific Generation Company, another wholly-owned subsidiary of the Company, owns a 56.67 percent limited partnership interest in Crockett through ENI Crockett LP (ENI Crockett). ENI Crockett is a limited partnership in which Pacific Generation Company is the general partner and Dynegy is a limited partner. The project sells 240 MW of capacity and energy to Pacific Gas & Electric Company under a modified Standard Offer No. 4 Purchase Power Agreement (PPA) extending to 2026. The PPA provides for a fixed capacity payment and a variable energy payment based on the market price of gas. In addition, Crockett provides up to 450,000 lbs/hr of steam to the adjacent C&H Sugar refinery under a steam sales agreement that expires in 2026. Natural gas is supplied to the project by BP Canada Energy Marketing. ESOCO operates the project under a renewable 15 year contract that provides for reimbursement of all costs within an approved budget, plus a fee and provision for a performance bonus. Other limited partners include Energy Investors Fund LP and Energy Investors Fund II, LP and a subsidiary of Tomen Power Corp. Crockett was originally financed with a $260 million construction and term loan facility provided by a commercial bank syndicate led by ABN-AMRO. On December 15, 1999, Crockett was refinanced with a $255 million term loan facility provided by a commercial bank syndicate led by ABN-AMRO, maturing in December 31, 2014.

                          NRG NORTHEAST GENERATING LLC

     NRG Energy has acquired, through subsidiaries, in five separate transactions, certain generating assets from Niagara Mohawk Power Corporation
(NIMO), Consolidated Edison Company of New York (ConEd), Montaup Electric Company (MEC), a wholly owned subsidiary of Eastern Utilities Association (EUA), and Connecticut Light & Power Company (CL&P) for a total cost of approximately $1.5 billion. NRG Energy has aggregated these assets into a regional generating company, NRG Northeast Generating LLC (NRG Northeast); (collectively, the NRG Northeast assets).

     The NRG Northeast assets represent competitive, low cost units with favorable market dynamics and locations close to major load centers in the NYPP and NEPOOL.

     Huntley and Dunkirk: In June 1999, NRG Energy completed the acquisition of the Huntley and Dunkirk generating stations from NIMO for $355 million. The two coal-fired power generation facilities are located near Buffalo, New York and have a combined capacity rating of 1,360 MW. In connection with this acquisition, NRG Energy entered into a 4-year agreement with NIMO that requires NRG Energy to provide to NIMO pursuant to a predetermined schedule fixed quantities of energy and capacity at a fixed price.

     Oswego: In October 1999, NRG Energy completed the acquisition of the 1,700 MW oil and gas fired Oswego generating station for approximately $85 million from NIMO and Rochester Gas and Electric Corporation.

     Astoria Gas Turbines and Arthur Kill: In June 1999, NRG Energy completed the acquisition of the Astoria gas turbine facility and the Arthur Kill Generating Station from ConEd for $505 million. These facilities, which are located in the New York City area, have a combined capacity rating of 1,456 MW.

     Somerset: In April 1999, NRG Energy completed the acquisition of the Somerset power station for approximately $55 million from MEC. The Somerset station includes two coal fired base-load generating facilities supplying a total of 181 MW and two aeroderivative combustion turbine peaking units supplying a total of 48 MW, includes 69 MW on deactivated reserve. It is located on the west bank of the Taunton River in Somerset, Massachusetts and is interconnected with the NEPOOL market.

     Connecticut stations: In December 1999, NRG Energy completed the acquisition of four fossil fuel electric generating stations and six remote gas turbines totaling 2,235 MW from CL&P for $460 million, plus adjustments for working capital. The assets acquired from CL&P (CL&P Assets) are comprised of the Middletown, Montville, Devon and Norwalk Harbor gas- and oil-fired steam generating stations totaling 2,108 MW and 127 MW of remote gas turbines at Branford, Torrington and Cos Cob, Connecticut. NRG Energy also entered into a 4-year standard offer agreement that requires NRG Energy to provide to CL&P a portion of its load requirements through the year 2003 at a substantially fixed price.

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

                        NRG SOUTH CENTRAL GENERATING LLC

     In March 2000, the Cajun facilities were acquired in a competitive bidding process following a Chapter 11 bankruptcy filing by their former owner, Cajun Electric. NRG Energy paid approximately $1,055.9 million for these facilities. The Cajun facilities consist of 100% of two gas-fired intermediate/peaking power generation units with a total capacity of 220 MW, which NRG Energy collectively refers to as Big Cajun I, and two coal-fired, base-load power generation units with a total capacity of 1,150 MW, and a 58% interest in a third coal-fired, base load unit with a total capacity of 575 MW, which NRG Energy refers to collectively as Big Cajun II.

     NRG Energy believes the bankruptcy of Cajun Electric resulted from Cajun Electric's inability to service approximately $2,200 million in secured debt provided in part by the Rural Utilities Service of the United States Department of Agriculture, most of which was incurred as a result of the purchase by Cajun Electric of a 30% interest in the River Bend Nuclear Station Unit 1, a nuclear power generation facility located in Saint Francisville, Louisiana. Cajun Electric's 30% interest in the River Bend nuclear facility was transferred to Entergy Gulf States in December 1997. NRG Energy has no ownership interest in the River Bend nuclear facility or responsibility for any indebtedness of Cajun Electric to the Rural Utilities Service or otherwise.

     NRG Energy sells most of the energy and capacity of the Cajun facilities to 11 of Cajun Electric's former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with NRG Energy, and four have entered into two to four year power purchase agreements. In addition, NRG Energy sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric.

                                  KILLINGHOLME

     In March 2000, NRG Energy acquired the 680 MW gas-fired Killingholme combined cycle, baseload facility in North Lincolnshire, England from National Power plc. The purchase price was (pounds)390 million (approximately U.S. $615.0 million at the time of acquisition), subject to post closing adjustments. NRG Energy financed the acquisition with a 19-year non-recourse credit facility that provides for (pounds)235 million (approximately U.S. $374 million at the time of acquisition) for the costs of the acquisition and (pounds)90 million (approximately U.S. $143 million at the time of acquisition) for letters of credit and working capital needs. NRG Energy sells power from the facility into the wholesale electricity market of England and Wales. The facility has a ten and one half year contract to purchase up to 70% of its natural gas requirements from a subsidiary of Centrica plc. From January 1, 2000 through the date of the acquisition, NRG Energy entered into a tolling agreement with National Power pursuant to which NRG Energy received revenues based on the prevailing market prices for electricity in exchange for payments to National Power based on the incremental operating costs of the facility.

     NRG Energy anticipates that prices for power in the wholesale electricity market of England and Wales will decrease over the short term due to new trading rules that are expected to come into effect and increase competition in this market. This expected market trend was taken into account when NRG Energy bid to acquire this facility. NRG Energy has entered into short-term agreements to sell a portion of the output of the Killingholme facility, and, in the future, NRG Energy intends to enter into similar short-term and long-term agreements that will provide a degree of stability to its revenues from the facility.

                                 FLINDERS POWER

     In September 2000, NRG Energy completed the acquisition of Flinders Power, South Australia's final generation company to be privatized. NRG Energy paid approximately AUD $314.4 million (approximately U.S. $180 million at the date of acquisition) for a 100-year lease of certain Flinders Power assets, including two power stations totaling 760 MW. In addition, NRG Energy received a 20-year lease, renewable for additional 10-year terms, for the Leigh Creek coal mine and a dedicated rail line. The 100-year lease agreement also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station.

                               LS POWER PROJECTS

     In January 2001, NRG Energy completed the acquisition of a 5,633 MW portfolio of operating projects and projects in construction and advanced development from LS Power, LLC for approximately $708 million, subject to purchase price adjustments. Approximately 1,697 MW are currently in operation or under construction, and NRG Energy expects that an additional $1,850 million will be required to complete construction of the projects currently under construction or about to commence construction. Each facility employs natural gas-fired combined cycle technology. Through 2005, NRG has the opportunity to acquire ownership interests in an additional 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

SIGNIFICANT PENDING ACQUISITIONS AND PROJECTS UNDER DEVELOPMENT

     Due to the many complexities inherent in the acquisition, development and financing of projects, there can be no assurance that any of NRG Energy's pending acquisitions and projects under development, including those described below, will be consummated.

                                     TURKEY

     In 1999, NRG Energy and its partners were selected as the winning bidder for the 600 MW Seyitomer Power Station and related lignite mine in Kuthya, Turkey. Seyitomer is NRG Energy's second successful bid in Turkey. In 1998, also with partners, NRG Energy won a bid to acquire the 450 MW coal-fired Kangal plant and lignite mine in central Turkey. A law has been introduced in the Turkish parliament that would require these projects, among others, to close by June 30, 2001 or be cancelled. NRG Energy is working to meet this deadline.

                                    ESTONIA

     In June 2000, the Estonian cabinet approved the terms under which NRG Energy may proceed to purchase a 49% interest in Narva Power, which owns approximately 3,000 MW of oil shale-fired generation plants and a 51% interest in state-owned oil shale mines. In August 2000, NRG Energy signed a Heads of Terms Agreement with Eesti Energia, the Estonian state-owned electric utility, providing for the purchase, for approximately $65.5 million, of a 49% stake in Narva Power, the owner-operator of the oil shale fired Eesti and Balti power plants located near Narva, Estonia. A government-owned entity, Eesti-Energia, will retain 51% ownership of Narva Power. Narva Power's two stations, Balti and Eestia, currently supply more than 90% of Estonia's electricity, and have a combined capacity of approximately 2,700 MW. NRG Energy is working to close the acquisition in the second quarter of 2001.

                                CONECTIV ASSETS

     In January 2000, NRG Energy executed purchase agreements with Conectiv to acquire 1,875 MW of coal, gas and oil fired electric generating capacity and other assets located in New Jersey, Delaware, Maryland and Pennsylvania. NRG Energy will pay approximately $800 million for the assets. The fossil-fueled generating facilities consist of Conectiv's wholly owned BL England, Deepwater, Indian River and Vienna steam stations plus Conectiv's interest in the Conemaugh (7.55%)and Keystone (6.17%) steam stations in Pennsylvania. Other assets in the purchase are the 241-acre Dorchester site located in Dorchester County, Maryland, certain Merrill Creek Reservoir entitlements in Harmony Township, New Jersey and certain excess emission allowances. NRG Energy will sell 500 MW of capacity and associated energy to Delmarva (a subsidiary of Conectiv) under a five-year power purchase agreement commencing upon the closing of the acquisition. The remaining energy and capacity will be sold in PJM and neighboring markets. Closing of the acquisition has been delayed pending receipt of required regulatory approvals. NRG Energy expects to close the acquisition in the second quarter of 2001.

     The BL England Steam Station is a 447 MW coal and oil-fired generating facility in Beesley's Point, New Jersey. The Deepwater steam station is a 239 MW gas, oil and coal facility near Pensville, New Jersey. The Indian River Steam Station is a 784 MW coal fired facility near Millboro, Delaware. The Vienna Steam Station is a 170 MW oil-fired generating station located in the town of Vienna, Maryland. Of the 1,711 MW coal-fired Conemaugh Steam Station, located near Pittsburgh, Pennsylvania, NRG Energy will acquire a 7.55% ownership or 129 MW of generation. NRG Energy will also acquire a 6.17% ownership or 106 MW in the 1,711 MW coal-fired Keystone Steam Station also located near Pittsburgh, Pennsylvania.

                       PARTNERSHIP WITH AVISTA-STEAG LLC

     In November 2000, NRG Energy agreed to form a partnership with Avista-STEAG LLC to build, operate and manage a 633 MW natural gas-fired power plant in Fort Bend County, Texas. NRG Energy expects to own 50% of the project. NRG Energy's investment in the project is expected to total approximately $163 million. Construction is scheduled to begin in early 2001, with commercial operation expected in February 2003.

                        BRIDGEPORT AND NEW HAVEN HARBOR

     In December 2000, NRG Energy signed asset purchase agreements to acquire the 585 MW coal fired Bridgeport Harbor Station and the 466 MW oil and gas fired New Haven Harbor Station in Connecticut from Wisconsin Energy Corporation for $325 million, subject to purchase price adjustments. The acquisition is subject to regulatory and other conditions and is expected to close during the second quarter of 2001.

                   REID GARDNER AND CLARK GENERATING STATIONS

     In November 2000, Dynegy Inc. and NRG Energy executed asset purchase agreements to acquire the 740 MW gas fired Clark Generating Station and 445 MW of the 605 MW coal-fired Reid Gardner Generating Station, both of which are near Las Vegas, Nevada. The purchase price is approximately $634 million, subject to purchase price adjustments. The acquisition is subject to regulatory and other conditions. Although NRG Energy is working to close the acquisition during the second quarter of 2001, legislation has been recently introduced in the Nevada legislature that, if passed as introduced, would prohibit the sale of the Reid Gardner and Clark stations. In addition, the Public Utilities Commission of Nevada has commenced a proceeding that could reverse its original requirement that these plants be sold. Finally, NRG Energy and Dynegy are negotiating to acquire an additional 145 MW of the Reid Gardner Station.

                                  NORTH VALMY

     In October 2000, NRG Energy signed an asset purchase agreement to acquire from Sierra Pacific Resources its 50% interest in the 522 MW coal fired North Valmy Generating Station located in Valmy, Nevada, and a 100% interest in 25 MW of peaking units near the North Valmy Station. Idaho Power, the other 50% owner of the North Valmy Station, has a 180-day right of first refusal on purchasing this 50% interest. The right of first refusal expires in May 2001. In addition, the California legislature recently enacted legislation prohibiting any public utility subject to regulation by the California Public Utilities Commsion from selling any generating asset until 2006. This law applies to Sierra Pacific Resources because approximately 10% of its rate payers are located in California. NRG Energy is working to have legislation introduced to exempt the North Valmy Station and the peaking units from application of this law.

                                    MERIDEN

     In December 2000, NRG Energy signed a purchase agreement to acquire a 540 MW natural gas fired generation facility being developed in Meriden, Connecticut, for a purchase price of approximately $25 million. NRG Energy expects to close the acquisition during the second quarter of 2001. NRG Energy estimates the costs to complete construction of the plant to be approximately $384 million, which has a planned commercial operation date of June 2003.

                                    AUDRAIN

     In February 2001, NRG Energy signed a purchase agreement to acquire an approximately 640 MW natural gas fired power plant currently under construction in Audrain County, Missouri, from Duke Energy North America LLC. NRG Energy expects the acquisition to close during the second quarter of 2001, with commercial operation of the plant commencing in June 2001.

REGULATION

     NRG Energy is subject to a broad range of federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its United States and international projects. These laws and regulations generally require that a number of permits and approvals be obtained before construction or operation of a power plant commences and that, after completion, the facility operate in compliance with local requirements. NRG Energy strives to comply with the terms of all such laws, regulations, permits and licenses and believes that all of its operating plants are in material compliance with all such applicable requirements. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations complied with. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. Furthermore, there can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to NRG Energy which would have an adverse impact on its operations.

     In particular, the competitive power markets in the United States, United Kingdom, Australia and other countries are dependent on the existing regulatory structure, and while NRG Energy strives to take advantage of the opportunities created by regulatory changes, it is impossible to predict the impact of regulatory changes on its operations. Further, NRG Energy believes that the level of environmental awareness and enforcement is growing in most countries, including most of the countries in which NRG Energy intends to develop and operate new projects. Based on current trends, NRG Energy believes that the nature and level of environmental regulation to which it is subject will become more stringent. NRG Energy's policy is therefore to operate its projects in accordance with applicable local law or relevant environmental guidelines adopted by the World Bank, whichever reflects the more stringent level of control.

COMPETITION

     The independent power industry is characterized by numerous strong and capable competitors, some of which may have more extensive operating experience, more extensive experience in the acquisition and development of power generation facilities, larger staffs or greater financial resources than NRG Energy does. Many of NRG Energy's competitors also are seeking attractive power generation opportunities, both in the Untied States and abroad. This competition may adversely affect NRG Energy's ability to make investments or acquisitions. In recent years, the independent power industry has been characterized by increased competition for asset purchases and development opportunities.

     In addition, regulatory changes have also been proposed to increase access to transmission grids by utility and non-utility purchasers and sellers of electricity. Industry deregulation may encourage the disaggregation of vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, significant additional competitors could become active in the generation segment of the industry.

     The United States electric utility industry is currently experiencing increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas-fired generation that is more efficient than NRG Energy's generation facilities and other factors. The Federal Energy Regulatory Commission (FERC) has implemented and continues to propose regulatory changes to increase access to the nationwide transmission grid by utility and non-utility purchasers and sellers of electricity. In addition, a number of states are considering or implementing methods to introduce and promote retail competition. Recently, some utilities have brought litigation aimed at forcing the renegotiation or termination of power purchase agreements requiring payments to owners of QF projects based upon past estimates of avoided cost that are now substantially in excess of market prices. In the future, utilities, with the approval of state public utility commissions, could seek to abrogate their existing power purchase agreements.

     Proposals have been introduced in Congress to repeal PURPA and PUHCA, and FERC has publicly indicated support for the PUHCA repeal effort. If the repeal of PURPA or PUHCA occurs, either separately or as part of legislation designed to encourage the broader introduction of wholesale and retail competition, the significant competitive advantages that independent power producers currently enjoy over certain regulated utility companies would be eliminated or sharply curtailed, and the ability of regulated utility companies to compete more directly with independent power companies would be increased. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of domestic independent power generation projects may come under increasing pressure. Deregulation may not only continue to fuel the current trend toward consolidation among domestic utilities, but may also encourage the disaggregation of vertically-integrated utilities into separate generation, transmission and distribution businesses.

     In addition, the independent system operators who oversee most of the wholesale power markets have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. For example, the independent system operator for the New York power Pool and the California independent system operator have recently imposed price limitations. These types of price limitations and other mechanisms in New York, California, the New England Power Pool and elsewhere may adversely impact the profitability of NRG Energy's generation facilities that sell energy into the wholesale power markets. Finally, the regulatory and legislative changes that have recently been enacted in a number of states in an effort to promote competition are novel and untested in many respects. These new approaches to the sale of electric power have very short operating histories, and it is not yet clear how they will operate in times of market stress or pressure. Given the extreme volatility and lack of meaningful long-term price history in many of these markets and the imposition of price limitations by independent system operators.

ENVIRONMENTAL MATTERS

     The construction and operation of power projects are subject to extensive environmental protection and land use regulation in the United States. These laws and regulations often require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and NRG Energy's facilities are not grandfathered, extensive modifications to project technologies and facilities could be required.

     Most of the foreign countries in which NRG Energy owns or may acquire or develop independent power projects have laws or regulations relating to the ownership or operation of electric power generation facilities. These laws and regulations are typically significant for independent power producers because they are still changing and evolving in many countries.

     NRG Energy retains appropriate advisors in foreign countries and seeks to design its international development and acquisition strategy to comply with and take advantage of opportunities presented by each country's energy laws and regulations. There can be no assurance that changes in such laws or regulations could not adversely affect NRG Energy's international operations.

     NRG Energy and its subsidiaries continue to strive to achieve compliance with all environmental regulations currently applicable to their operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon NRG Energy's operations. For more information on Environmental Matters see Note 17 to the Financial Statements under Item 8.

EMPLOYEES

     At December 31, 2000, NRG Energy had 2,934 employees, approximately 424 of whom are employed directly by NRG Energy and approximately 2,510 of whom are employed by its wholly owned subsidiaries and affiliates. Approximately 1,496 employees are covered by bargaining agreements. NRG Energy has experienced no significant labor stoppages or labor disputes at its facilities.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, NRG Energy can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements contained in this Form 10-K, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

     - Economic conditions including inflation rates and monetary or currency exchange rate fluctuations;

     - Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Energy has a financial interest;

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

     - Limitations on NRG Energy's ability to control the development or operation of projects in which the Company has less than 100% interest;

     - The lack of operating history at development projects, the lack of NRG Energy's operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

     - Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Energy's control;

     - The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Energy's control;

     - Factors challenging the successful integration of projects not previously owned or operated by NRG Energy, including the ability to obtain operating synergies;

     - Factors associated with operating in foreign countries including: delays in permitting and licensing, construction delays and interruption of business, political instability, risk of war, expropriation, nationalization, renegotiation, or nullification of existing contracts, changes in law, and the ability to convert foreign currency into United States dollars;

     - Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could result in NRG Energy's failure to obtain regulatory approvals required to close project acquisitions, and which could adversely affect the continued deregulation of the electric industry;

     - Other business or investment considerations that may be disclosed from time to time in NRG Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy's Registration Statement No. 333-52508, as amended, and all supplements therein.

     NRG Energy undertakes no obligation or publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-K should not be construed as exhaustive.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

     The name, age and title of each of the executive officers and directors of NRG as of March 27, 2001 are as set forth below:

        NAME             AGE                               TITLE
        ----             ---                               -----
David H. Peterson        59     Chairman of the Board, President, Chief Executive Officer
                                 and Director
James J. Bender          44     Vice President and General Counsel and Corporate Secretary
Brian B. Bird            38     Vice President and Treasurer
Leonard A. Bluhm         55     Executive Vice President and Chief Financial Officer
W. Mark Hart             50     Senior Vice President, NRG Energy, Inc. and President NRG
                                 Europe and Latin America
Roy R. Hewitt            55     Vice President, Administrative Services
Keith G. Hilless         62     Senior Vice President, Asia Pacific
Craig A. Mataczynski     40     Senior Vice President, North America
John A. Noer             54     Senior Vice President, NRG Energy Inc. and President, NRG
                                 Worldwide Operations
William T. Pieper        35     Controller
Ronald J. Will           60     Senior Vice President, Europe
Wayne H. Brunetti        58     Director, President and CEO Xcel Energy Inc.
Luella G. Goldberg       64     Director, Former Acting President and Chair of the Board of
                                 Trustees Wellesley College
Pierson M. Grieve        73     Director, Retired Chairman and CEO Ecolab, Inc.
William A. Hodder        69     Director, Retired Chairman and CEO Donaldson Company Inc.
James J. Howard          65     Director, Chairman of the Board Xcel Energy, Inc.
Gary R. Johnson          54     Director, Vice President and General Counsel Xcel Energy
                                 Inc.
Richard C. Kelly         54     Director, President-Enterprises Xcel Energy Inc.
Edward J. McIntyre       50     Director, Vice President and CFO Xcel Energy Inc.

     David H. Peterson has been Chairman of the Board of NRG Energy since January 1994, Chief Executive Officer since November 1993, President since 1989 and a Director since 1989. Mr. Peterson was also Chief

Operating Officer of NRG Energy from June 1992 to November 1993. Prior to joining NRG Energy, Mr. Peterson was Vice President, Non-Regulated Generation for Northern States Power, and he has served in various other management positions with Northern States Power during the last 20 years.

     James J. Bender has been Vice President, General Counsel and Secretary of NRG since June 1997. He served as the General Counsel of the Polymers Division of Allied Signal Inc. from May 1996 until June 1997. From June 1994 to May 1996, Mr. Bender was employed at NRG Energy, acting as Senior Counsel until December 1994 and as Assistant General Counsel and Corporate Secretary from December 1994 to May 1996.

     Brian B. Bird has been Vice President and Treasurer of NRG Energy since June 1999 and Treasurer since June 1997, prior to which he was Director of Corporate Finance and Treasury for Deluxe Corporation in Shoreview, Minnesota from September 1994 to May 1997. Mr. Bird was Manager of Finance for the Minnesota Vikings professional football team from March 1993 to September 1994. Mr. Bird held several financial management positions with Northwest Airlines in Minneapolis, Minnesota from 1988 to March 1993.

     Leonard A. Bluhm has been Executive Vice President and Chief Financial Officer of NRG Energy since January 1997. Immediately prior to that, he served as the first President and Chief Executive Officer of Cogeneration Corporation of America. Mr. Bluhm was Vice President, Finance of NRG Energy from January 1993 through April 1996. Mr. Bluhm was Chief Financial Officer of Cypress Energy Partners, a wholly-owned project subsidiary of NRG Energy, from April 1992 to January 1993, prior to which he was Director, International Operations and Manager, Acquisitions and Special Projects of NRG Energy from 1991. Mr. Bluhm previously served for 20 years in various financial positions with Northern States Power.

     W. Mark Hart is Senior Vice President, Europe and Latin America of NRG Energy. Prior to joining NRG, Hart was vice president of Canadian Operations at Newmont Mining Company and vice president of Business Processes and Operations for Europe, South America and Asia. Before that he managed mining operations, engineering and machinery with Cyprus Amax Minerals Company where he served as senior vice president of U.S. Operations and president and chief executive officer of Australia. He has also worked for American Electric Power Fuel Supply, Standard Oil Company's minerals division and Consolidated Coal Company.

     Roy R. Hewitt has been Vice President, Administrative Services at NRG Energy since February 1999. He has over 30 years experience in the power industry including 24 years with Northern States Power and seven years with NRG Energy. Mr. Hewitt joined NRG Energy in 1994 as a member of the senior management team with NRG's Gladstone Power Station project in Queensland, Australia. In 1996, he returned to NRG Energy's corporate headquarters as Executive Director, Human Resources. In 1997, Mr. Hewitt returned to Australia as Managing Director of the Gladstone Project and later served as Executive Director, Operations and Engineering for NRG Energy's Asia-Pacific region headquartered in Brisbane, Australia.

     Keith G. Hilless has been Senior Vice President, Asia Pacific of NRG Energy and Managing Director of NRG Asia Pacific since July 1998, prior to which he was a senior executive since August 1997. Prior to joining NRG Energy, Mr. Hilless was Chief Executive Officer of the Queensland Transmission and Supply Corporation where he had served since January 1995. From 1993 to January 1995, Mr. Hilless served as the Queensland Electricity Commissioner.

     Craig A. Mataczynski has been Senior Vice President, North America of NRG Energy and President and Chief Executive Officer of NRG North America, since July 1998. From December 1994 until July 1998, Mr. Mataczynski served as Vice President, U.S. Business Development of NRG. From May 1993 to January 1995, Mr. Mataczynski served as President of NEO Corporation, NRG Energy's wholly-owned subsidiary that develops small electric generation projects within the United States. Prior to joining NRG Energy, Mr. Mataczynski worked for Northern States Power from 1982 to 1994 in various positions, including Director, Strategy and Business Development and Director, Power Supply Finance.

     John A. Noer has been Senior Vice President of NRG Energy and President of NRG Worldwide Operations since January 1, 2000. Immediately prior to that he served as President-NSP Combustion and

Hydro Generation for Northern States Power Company and as a director of NRG since June 1997. He was President and CEO of Northern States Power Wisconsin, a wholly-owned subsidiary of Northern States Power, since January 1993. Prior to joining Northern States Power Wisconsin, Mr. Noer was President of Cypress Energy Partners, a project subsidiary of NRG Energy, from March 1992 to January 1993. Prior to joining Cypress Energy Partners, Mr. Noer held various management positions with Northern States Power since joining the company in September 1968.

     William T. Pieper has been Controller of NRG Energy since May 2000. He has also held the positions of Assistant Controller and Manager of International Accounting since joining NRG Energy in March 1995. Prior to joining NRG Energy, Mr. Pieper practiced as a Certified Public Accountant for six years with the firm of KPMG.

     Ronald J. Will has been Senior Vice President, Europe of NRG Energy and President and Chief Executive Officer of NRG Europe since July 1998. From March 1994 until July 1998, Mr. Will served as Vice President, Operations and Engineering of NRG Energy, prior to which he served as Vice President, Operations from June 1992. Prior to joining NRG, he served as President and Chief Executive Officer of NRG Thermal from February 1991 to June 1993. Prior to February 1991, Mr. Will served in a variety of positions with Norenco, a wholly-owned thermal services subsidiary of NRG, including Vice President and General Manager from August 1989 to February 1991.

     Wayne H. Brunetti is president and CEO of Xcel Energy Inc. Prior to assuming his current position in August, 2000, Brunetti was vice chairman, president and chief executive officer of NCE. He was vice chairman, president and chief operating officer of Public Service Company of Colorado before it merged with Southwestern Public Service Company to form NCE. He joined Public Service Company of Colorado as president and chief operating officer in 1994.

     Luella G. Goldberg is a member of the boards of directors of TCF Financial, ReliaStar Financial and Hormel Foods Corporations. From 1985 to 1993, Goldberg served as chair of the Wellesley College Board of Trustees. She served as acting president of the college from July 1993 to October 1993 and is now a Trustee Emerita.

     Pierson M. (Sandy) Grieve is a member of the boards of directors of The St. Paul Companies, Inc., Media One Group, Inc., Reliant Energy Minnegasco, Guide Corporation, Mesaba Aviation and Bank of Naples. Grieve served as chairman and CEO of Ecolab, Inc. from 1983 to 1995 after moving from his position as president and CEO of Questor Corp.

     William A. Hodder is a member of the boards of directors of Musicland Stores Corp., ReliaStar Financial Corp., SUPERVALU, Inc., Wells Fargo & Co, and the University of Minnesota, Carlson School of Management (Board of Overseers). Hodder served as chairman and CEO of Donaldson Company, Inc. from 1994 to 1996 and chairman, president and CEO from 1985 to 1994. Hodder joined Donaldson as president in 1973.

     James J. Howard is chairman, of Xcel Energy. He served as chairman, President and CEO of Northern States Power from 1994 until August 2000. He joined NSP as president and CEO in 1987. Before joining NSP, Howard was president and chief operating officer of Ameritech. Howard is also chairman of the Federal Reserve Bank of Minneapolis, a director of Ecolab Inc., Honeywell International Inc. and Walgreen Co.

     Gary R. Johnson has been a Director of NRG Energy since 1993 and has been Vice President and General Counsel of Xcel since August 2000. He served as Vice President and General Counsel of Northern States Power from November 1991 to August 2000. Prior to November 1991, Mr. Johnson was Vice President-Law of Northern States Power from January 1989, acting Vice President from September 1988 and Director of Law from February 1987, and he has served in various management positions with Northern States Power during the last 20 years.

     Richard C. Kelly has been a Director of NRG Energy since August 2000. He is President -- Enterprises of Xcel, and was formerly executive vice president, financial and support services, and chief financial officer for

NCE. Before that, Kelly was senior vice president of finance, treasurer and chief financial officer for Public Service Company of Colorado, which he joined in 1968.

     Edward J. McIntyre has been a Director of NRG Energy since 1993. He has been Vice President and Chief Financial Officer of Xcel Energy since August 2000, and prior to that was Vice President and Chief Financial Officer of Northern States Power from January 1993. Mr. McIntyre served as President and Chief Executive Officer of Northern States Power-Wisconsin, a wholly-owned subsidiary of Northern States Power, from July 1990 to December 1992, as Vice President Gas Utility from November 1985 to June 1990, and he has served in various other management positions since joining Northern States Power in 1973.

ITEM 2 -- PROPERTIES

     Listed below are descriptions of NRG Energy's interests in facilities, operations and/or projects under construction as of December 31, 2000.

            INDEPENDENT POWER PRODUCTION AND COGENERATION FACILITIES

                                                                             NRG'S
                                                                  NET      PERCENTAGE
                                                                CAPACITY   OWNERSHIP
NAME AND LOCATION OF FACILITY       PURCHASER/POWER MARKET      (MW)(2)     INTEREST       FUEL TYPE
-----------------------------       ----------------------      --------   ----------      ---------
NORTHEAST REGION:
Oswego, New York...............  Niagara Mohawk/NYISO            1,700         100%     Oil/Gas
Huntley, New York..............  Niagara Mohawk/NYISO              760         100%     Coal
Dunkirk, New York..............  Niagara Mohawk/NYISO              600         100%     Coal
Arthur Kill, New York..........  Con Ed/NYISO                      842         100%     Gas
Astoria Gas Turbines, New
  York.........................  Con Ed/NYISO                      614         100%     Gas
Somerset, Massachusetts........  NEPOOL/ISO-NE                     229         100%     Coal/Oil
Middletown, Connecticut........  NEPOOL/NYPP/ISO-NE                856         100%     Oil/Gas
Montville, Connecticut.........  NEPOOL/NYPP/ISO-NE                498         100%     Gas/Oil
Norwalk, Connecticut...........  NEPOOL/NYPP/ISO-NE                353         100%     Oil
Connecticut Remote Jets,
  Connecticut..................  NEPOOL/NYPP/IOS-NE                127         100%     Oil
Devon, Connecticut.............  NEPOOL/NYPP/IOS-NE                401         100%     Gas/Oil
Other -- 10 projects...........  Various                           124      Various     Various
SOUTH CENTRAL REGION:
Big Cajun I, Louisiana
  Unit 1.......................  Cooperatives/SERC/Municipals      110         100%     Gas
  Unit 2.......................  Cooperatives/SERC/Municipals      110         100%     Gas
Big Cajun I expansion,
  Louisiana....................  Cooperatives/SERC/Municipals      238         100%     Gas
Big Cajun II, Louisiana
  Unit 1.......................  Cooperatives/SERC/Municipals      575         100%     Coal
  Unit 2.......................  Cooperatives/SERC/Municipals      575         100%     Coal
  Unit 3.......................  Cooperatives/SERC/Municipals      338          58%     Coal
Sterlington, Louisiana.........  SERC/Various                      130         100%     Gas
Sterlington expansion,
  Louisiana....................  SERC/Various                       72         100%     Gas
Sabine River Works, Texas......  Dupont/ERCOT                      210          50%     Gas
Other -- 3 projects............  Various                            55      Various     Various
WEST COAST REGION:
El Segundo Power, California...  Cal PX                            510          50%     Gas
Encina, California.............  Cal PX/Must-run                   483          50%     Gas/Oil
Long Beach Generating,
  California...................  Cal PX                            265          50%     Gas
San Diego Combustion Turbines,
  California...................  Cal PX/Must-run                   127          50%     Gas/Oil
Crockett Cogeneration,
  California...................  PG&E                              138       57.67%     Gas
Mt. Poso Cogeneration,
  California...................  PG&E                               20       39.50%     Coal
Other -- 4 projects............  Various                            27      Various     Various
NORTH CENTRAL REGION:
Rocky Road Power, Illinois.....  ECAR/MAIN                         175          50%     Gas

                                                                             NRG'S
                                                                  NET      PERCENTAGE
                                                                CAPACITY   OWNERSHIP
NAME AND LOCATION OF FACILITY       PURCHASER/POWER MARKET      (MW)(2)     INTEREST       FUEL TYPE
-----------------------------       ----------------------      --------   ----------      ---------
MID-ATLANTIC REGION:
Dover, Delaware................  Conectiv/PJM                       18         100%     Gas
Dover expansion, Delaware......  Conectiv/PJM                       88         100%     Gas
INTERNATIONAL PROJECTS:
Australia:
Flinders, South Australia......  National Electricity Market       760         100%     Coal
Gladstone Power Station,
  Queensland...................  QPTC; Boyne Smelter               630       37.50%     Coal
Loy Yang Power A, Victoria.....  Victorian Pool                    507       25.37%     Coal
Collinsville, Collinsville
  Australia....................  QPTC                               96          50%     Coal
Energy Investors Funds,
  Various......................  Various                             2        0.25%     Coal
Energy Developments Limited,
  Various......................  Various                            88       26.59%     LFG/Methane
Europe:
Killingholm, UK................  UK Electricity Grid               680         100%     Gas
Enfield, UK....................  UK Electricity Grid                99          25%     Gas
Schkopau Power Station,
  Germany......................  VEAG                              200       20.95%     Coal
MIBRAG mbH, Germany............  WESAG/MIBRAG                       78       33.33%     Coal
Energy Center Kladno, (ECK)/
  ECKG.........................  STE/Industrials                   166          44%     Coal
Latin America:
COBEE, Bolivia.................  Electropaz/ELF                    108       49.45%     Hydro/Gas
Bulo Bulo, Bolivia.............  Bolivian Grid                      26          30%     Gas
Itiquira Energetica S.A.,
  Brazil.......................                                     38       25.05%     Hydro
Latin Power, Various...........  Various                            53      Various     Gas/Coal/Oil/Geo
OTHER NORTH AMERICA
NEO Corporation................  Various                            97      Various     Various
Energy Investors funds (1&3)...  Various                            11      Various     Various

             THERMAL ENERGY PRODUCTION AND TRANSMISSION FACILITIES
                        AND RESOURCE RECOVERY FACILITIES

                                                                               NRG'S
                                                                             PERCENTAGE         THERMAL ENERGY
                                      DATE OF                                OWNERSHIP          PURCHASER/MSW
 NAME AND LOCATION OF FACILITY      ACQUISITION    NET EQUITY CAPACITY(1)     INTEREST             SUPPLIER
 -----------------------------      -----------    ----------------------    ----------         --------------
San Francisco Thermal LLC,
  California....................       1995        Steam; 490 mmBtu/hr           100.00    Approximately 185
                                                                                           customers
(Purchased remaining 51%).......       1999        (144 MWt)
San Diego Power & Cooling,
  California....................       1997        Chilled Water: 8,000          100.00    Approximately 19
                                                   tons/hr.                                customers
Camas Power Boiler,
  Washington....................       1997        200mmBtu/hr (59 MWt)          100.00    Fort James Corp.
NRG Minneapolis Energy Center
  (MEC), Minnesota..............       1993        Steam: 1,408 mmBtu/hr.        100.00    Approximately 92 steam
                                                   (413 MWt)                               customers and 39 chilled
                                                                                           water customers
                                                   Chilled water: 40,750
                                                   tons/hr.
Hennepin Co. Energy Center,
  Minn..........................        NA         140 mmBtu/hr (81 MWt)             --    MEC Customers
Rock-Tenn, Minnesota............       1992        Steam: 430 mmBtu/hr.          100.00    Rock-Tenn Company
                                                   (12 MWt)
Washco, Minnesota...............       1992        160 mmBtu/hr. (47 MWt)        100.00    Andersen Corporation
                                                                                           Minnesota Correctional
                                                                                           Facility
Pittsburgh Thermal LLC,
  Pennsylvania..................       1995        Steam; 240 mmBtu/hr           100.00    Approximately 29 steam
                                                                                           customers and 27 chilled
                                                                                           water customers
(Purchased remaining 51%).......       1999        (70 MWt) Chilled Water
                                                   10,180 tons
Energy Center Kladno, Czech
  Republic (2)..................       1994        227 mmBtu/hr. (150             44.26    City of Kladno
                                                   MWt)
NRG Energy Center Harrisburg....       2000        Steam -- 490 mmBtu/hr.        100.00    City of Harrisburg and
                                                   Chilled Water 1,800                     Commonwealth of
                                                   tons                                    Pennsylvania
NRG Energy Center Dover.........       2000        190 mmBtu/hr.                 100.00    Local manufacturing
                                                                                           corporation and Dover
                                                                                           municipal electric
                                                                                           utility
RESOURCE RECOVERY FACILITIES
Newport, Minnesota..............       1993        MSW: 1,500 tons/day           100.00    Ramsey and Washington
                                                                                           Counties
Elk River, Minnesota............       NA(3)       MSW: 0 tons/day                   --    Anoka, Hennepin, and
                                                                                           Sherburne Counties;
                                                                                           Tri-County Solid Waste
                                                                                           Management Commission
Penobscot Energy Recovery,
  Maine.........................       1997        MSW: 209 tons/day              26.12    Bangor Hydroelectric
                                                                                           Company
Maine Energy Recovery, Maine....       1997        MSW: 111 tons/day              16.25    Central Maine Power

---------------
(1) Thermal production and transmission capacity is based on 1,000 Btus per pound of steam production or transmission capacity. The unit mmBtu is equal to one million Btus.

(2) Kladno also is included in the Independent Power Production and Cogeneration Facilities table on the preceding page.

(3) NRG Energy operates the Elk River resource recovery facility on behalf of Xcel.

OTHER PROPERTIES

     In addition to the above, NRG Energy leases its corporate offices at 901 Marquette, Suite 2300, Minneapolis, Minnesota 55402 and various other office spaces.

ITEM 3 -- LEGAL PROCEEDINGS

FORTISTAR CAPITAL V. NRG ENERGY

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility.

     NRG Energy disputed Fortistar's allegations and has asserted numerous counterclaims. NRG Energy has counterclaimed against Fortistar for breach of contract, fraud and negligent misrepresentations and omissions, unfair competition and breach of the covenant of good faith and fair dealing. NRG Energy seeks, among other things, dismissal of Fortistar's complaint with prejudice and rescission of the letter agreement.

     A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power LLC's and Niagara Mohawk Power Corporation's intention to close on that date. On January 14, 2000, the court denied Fortistar's request for a temporary injunction. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in January 2001. A ruling on these motions has not yet been issued. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's complaint to be without merit. No trial date has been set.

NEW YORK DEPARTMENT OF ENVIRONMENTAL CONSERVATION NOTICE OF VIOLATION

     On May 25, 2000 the New York Department of Environmental Conservation issued a Notice of Violation to NRG Energy and the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to our assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, NRG Energy could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and NRG Energy could become subject to fines and penalties associated with the current and prior operation of the facilities. NRG Energy is currently in settlement discussions with the Department of Environmental Conservation and the State Attorney General's office.

CALIFORNIA LITIGATION

     NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in San Diego, California on November 27, 2000 (Pamela R. Gorden v. Reliant Enegy, Inc., et al.) and November 29, 2000 (Ruth Hendricks v. Dynegy Power Marketing Inc., et al.), and in the Superior Court of the State of California, City and County of San Francisco (Pier 23 Restaurant v. PG&E Energy Trading, et al., filed January 16, 2001 in the Superior Court of the State of California for the County of San Diego, brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy Inc., et al.), and in a suit filed on January 18, 2001 in Superior Court of the State of California, County of San Francisco, brought by the San Francisco City Attorney on behalf of the People of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.). Although the complaints contain a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Systems Coordinating Council and otherwise.

The complaints allege that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. While these cases are in too preliminary a stage to speculate on their outcome, if they were ultimately resolved adversely to the defendants it could have a material adverse effect on NRG Energy's results of operations and financial condition.

     There are no other material legal proceedings pending to which NRG Energy is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG Energy or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG Energy is or would be a party.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were considered during the fourth quarter of 2000.

                                    PART II

ITEM 5 -- MARKET PRICE FOR THE REGISTRANT'S
          COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK DATA

     NRG Energy's common stock is traded principally on the New York Stock Exchange (the Exchange). The common stock was first traded on the Exchange on June 5, 2000, concurrent with the underwritten initial public offering of shares of NRG Energy's common stock at an initial price to the public of $15.00 per share. The following table reflects the range of high and low selling prices of NRG Energy's common stock by quarter from June 5, 2000 through December 31, 2000. This information is based on selling prices as reported by the New York Stock Exchange.

                                                                 2000              1999
                                                           ----------------    ------------
                                                            HIGH      LOW      HIGH    LOW
                                                            ----      ---      ----    ---
First Quarter..........................................       N.A      N.A.    N.A.    N.A.
Second Quarter.........................................    $18.15    $16.25    N.A..   N.A.
Third Quarter..........................................    $36.50    $18.15    N.A..   N.A.
Fourth Quarter.........................................    $36.50    $22.50    N.A..   N.A.

N.A. -- Not available -- stock not publicly traded

HOLDERS

     At March 15, 2001, there were approximately 98 holders of record of common stock and 1 holder of Class A common stock.

DIVIDENDS

     NRG Energy has not paid and does not currently intend to distribute any earnings as dividends.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table presents selected financial data of NRG Energy, Inc. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                                             YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                             2000          1999         1998         1997         1996
(In thousands, except per share data.)    ----------    ----------    --------    ----------    --------
Total operating revenues..............    $2,157,986    $  500,018    $182,130    $  118,252    $104,464
Total operating costs and expenses....     1,584,913       390,498     125,118       100,143      84,188
Net Income............................       182,935        57,195      41,732        21,982      19,978
Weighted Average Number of Common
  Shares Outstanding -- Basic.........       165,861       147,605     147,605       147,605     147,605
Weighted Average Number of Common
  Shares Outstanding -- Diluted.......       166,989       147,605     147,605       147,605     147,605
Earnings per Weighted Average Common
  Share -- Basic......................    $     1.10    $      .39    $    .28    $      .15    $    .14
Earnings per Weighted Average Common
  Share -- Diluted....................          1.10           .39         .28           .15         .14
Total Assets..........................     5,978,992     3,431,684    1,293426     1,168,102     680,809
Long-term debt, including current
  maturities..........................     3,797,318     1,971,860     626,476       620,855     212,141

-------------------------
* Earnings Per Share amounts for the years 1999 and earlier have been restated to reflect the issuance of Class A common stock.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations.....................     94%       87%       55%
Equity in earnings of unconsolidated affiliates.............      6%       13%       45%
                                                                ---       ---       ---
TOTAL OPERATING REVENUES AND EQUITY EARNINGS................    100%      100%      100%
                                                                ---       ---       ---
OPERATING COSTS AND EXPENSES
Cost of majority-owned operations...........................     59%       54%       29%
Depreciation and amortization...............................      6%        7%        9%
General, administrative, and development....................      8%       17%       31%
                                                                ---       ---       ---
TOTAL OPERATING COSTS AND EXPENSES..........................     73%       78%       69%
                                                                ---       ---       ---
OPERATING INCOME............................................     27%       22%       31%
                                                                ---       ---       ---
OTHER INCOME (EXPENSE)
Minority interest in earnings of consolidated
  Subsidiaries..............................................     (1%)      --        (1%)
Other income, net...........................................     --         3%        6%
Interest expense............................................    (13%)     (19%)     (27%)
                                                                ---       ---       ---
TOTAL OTHER EXPENSE.........................................    (14%)     (16%)     (22%)
                                                                ---       ---       ---
INCOME BEFORE INCOME TAXES..................................     13%        6%        9%
INCOME TAX EXPENSE (BENEFIT)................................      4%       (5%)     (14%)
                                                                ---       ---       ---
NET INCOME..................................................      9%       11%       23%
                                                                ===       ===       ===

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

     For the year ended December 31, 2000, net income was $182.9 million compared to $57.2 million for 1999, an increase of $125.7 million or 219.8%. This increase was due to the factors described below.

REVENUES AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     For the year ended December 31, 2000, NRG Energy had total revenues and equity earnings of $2,157.9 million, compared to $500.0 million for the year ended December 31, 1999, an increase of $1,657.9 million or 331.6%. NRG Energy's operating revenues from majority-owned operations were $2,018.6 million compared to $432.5 million, an increase of $1,586.1 million or 366.7%. The increase in revenues from majority-owned operations is primarily due to increased sales resulting from recently completed acquisitions of electric generating facilities, primarily during the later portion of 1999 and the first and third quarters of 2000. During the later portion of 1999, NRG Energy acquired certain electric generating facilities in the northeastern region of the United States. In addition, NRG Energy acquired certain electric generating facilities located in Louisiana and the United Kingdom at the end of the first quarter of 2000. During the third quarter of 2000, NRG Energy acquired Flinders Power and certain thermal operations. In addition, NRG Energy's increased ownership in Crockett Cogeneration has contributed significantly to its revenue growth during 2000, as compared to 1999.

     For the year ended December 31, 2000, NRG Energy had equity in earnings of unconsolidated affiliates of $139.4 million, compared to $67.5 million for the year ended December 31, 1999, an increase of $71.9 million or 106.5%. The increase in equity earnings of unconsolidated affiliates is due primarily to NRG Energy's investment in West Coast Power LLC, which benefited from favorable market conditions in California. In addition, NRG Energy's investment in Rocky Road LLC, in the fourth quarter of 1999, also contributed favorably to the increase in equity earnings, compared to the prior year. These increases were partially offset by reductions in the earnings attributable to NRG Energy's international equity investments and its investment in NEO Corporation. NEO Corporation derives a significant portion of its net income from Section 29 tax credits. NRG Energy does not expect its investment in West Coast Power LLC to generate similar earnings in the year 2001.

OPERATING COSTS AND EXPENSES

     For the year ended December 31, 2000, cost of majority-owned operations, was $1,289.5 million, compared to $269.9 million, an increase of $1,019.6 million or 377.8%. For the year ended December 31, 2000 and 1999, cost of majority-owned operations represented 59.8% and 54.0% of total operating revenues and equity earnings, respectively.

     For the year ended December 31, 2000, the increase of $1,019.6 million is primarily due to NRG Energy's recent acquisitions of electric generating facilities during the later portion of 1999 and primarily the first and third quarters of 2000. During the later portion of 1999, NRG Energy acquired certain electric generating facilities in the northeastern region of the United States. In addition, NRG Energy acquired certain electric generating facilities located in Louisiana and the United at the end of the first quarter of 2000. During the third quarter of 2000, NRG Energy acquired Flinders Power and certain thermal operations. In addition, NRG Energy's ownership in Crockett Cogeneration has contributed significantly to the growth the cost of majority-owned operations during 2000, as compared to 1999.

DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 2000, depreciation and amortization was $122.9 million, compared to $37.0 million for the year ended December 31, 1999, an increase of $85.9 million or 232.1%. This increase is primarily due to the addition of property, plant and equipment related to NRG Energy's recently completed acquisitions of electric generating facilities during the later portion of 1999 and primarily the first and third quarters of 2000. In addition the consolidation of NRG Energy's investment in Crockett Cogeneration at the end of 1999 also contributed to the increase in depreciation and amortization during 2000. Through these acquisitions NRG Energy's net property, plant and equipment balance has grown to $4,041.7 million at the end of 2000 from $1,975.4 million at the end of 1999, an increase of $2,066.3 million or 104.6%.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT

     For the year ended December 31, 2000, general, administrative and development costs were $172.5 million, compared to $83.6 million, an increase of $88.9 million or 106.4%. This increase is primarily due to increased business development activities, associated legal, technical and accounting expenses, employees and equipment resulting from expanded operations and pending acquisitions. NRG Energy's asset base has grown to $5,978.9 million at the end of 2000, compared to $3,431.7 million at the end of 1999, an increase of $2,547.2 million or 74.2%. NRG Energy expects this trend to continue as it continues to be successful in expanding its operations through closure of its pending acquisitions and business development activities.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 2000, total other expense was $297.4 million, compared to $78.4 million for the year ended December 31, 1999, an increase of $219.0 million or 279.3%.

     The increase in total other expense of $219.0 million, as compared to 1999, consisted primarily of an increase in Interest expense and Minority interest in earnings of consolidated subsidiary. These increases were partially offset by decreases in other income, net and gain on sale of interest in projects, in comparison to 1999.

     For the year ended December 31, 2000, interest expense (which includes both corporate and project level interest expense) was $293.9 million, as compared to $93.4 million in 1999, an increase of $200.5 million or 214.8%. This increase is due to increased corporate and project level debt issued during 2000 as compared to 1999. During 2000, NRG Energy issued substantial amounts of long term debt at both the corporate level (recourse debt) and project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short term bridge loans incurred to finance such acquisitions. NRG Energy's outstanding long-term debt balances have grown to $3,797.3 million at the end of 2000 from $1,971.9 million at the end of 1999. The growth of such outstanding debt balances has contributed directly to the growth in interest expense during 2000 as compared to 1999.

     For the year ended December 31, 2000, minority interest in earnings of consolidated subsidiaries was $11.3 million, compared to $2.5 million, an increase of $8.8 million or 361.5% as compared to 1999. The increase is due to the consolidation of NRG Energy's 58% interest in Crockett Cogeneration at the end of 1999 and the recognition of the minority interest in the project.

     For the year ended December 31, 2000, NRG Energy did not recognize any gains on the sale of any project interests. During 1999 NRG Energy recognized a gain of $11.0 million related to the reduction in its ownership of Cogeneration Corporation of America (CogenAmerica). For the year ended December 31, 2000, other income, net, was $7.9 million, as compared to $6.4 million, for the year ended December 31, 1999, an increase of $1.5 million, or 22.2%. Other income, net consists primarily of interest income on loans to affiliates, and miscellaneous other items, including the income statement impact of certain foreign currency translation adjustments and the impact of project write-downs and gains and losses on the dispositions of investments. The increase of $1.5 million is primarily due to an increase in interest income in 2000.

INCOME TAX

     For the year ended December 31, 2000, income tax expense was $92.7 million, compared to an income tax benefit of $26.1 million, an increase of $118.8 million or 455.6%, compared to 1999. The increase in tax expense in 2000 compared to 1999 is due primarily to higher domestic taxable income. This increase was partially offset by additional IRC Section 29 energy credits. For the year ended December 31, 2000, NRG Energy's overall effective income tax rate was approximately 34%. NRG Energy's effective income tax rate before recognition of tax credits is 46%. This rate is higher than a combined federal and Minnesota statutory rate because a significant portion of NRG Energy's income is generated in New York City, an area with high state and local tax rates. In addition, NRG Energy has recorded a valuation allowance on certain state and foreign tax losses, also increasing the effective tax rate.

FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
1998

     Net income for the year ended December 31, 1999, was $57.2 million, an increase of $15.5 million or 37.1%, compared to net income of $41.7 million in the same period in 1998. This increase was due to the factors described below.

REVENUES AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     For the year ended December 31, 1999, NRG Energy had total revenues of $500.0 million, compared to $182.1 million for the year ended December 31, 1998, an increase of $317.9 million or 174.5%. NRG Energy's operating revenues from wholly owned operations for the twelve months ended December 31, 1999 were $432.5 million, an increase of $332.1 million, or 330.7%, over the same period in 1998. Approximately $303.6 million of the increase in revenues was due to the acquisition of the NRG Northeast assets during 1999. Approximately $29.1 million of the increase is due to increased revenues due to the consolidation of Pittsburgh and San Francisco Thermal and the consolidation of Crockett Cogeneration during 1999. These increases in revenues were partially offset by a drop in the processing rates received by NRG Energy's resource recovery operations. For the twelve months ended December 31, 1999, revenues from wholly owned operations consisted primarily of revenue from electrical generation (78.3%), heating, cooling and thermal activities (17.6%) and technical services (4.1%).

     Equity in earnings of unconsolidated affiliates was $67.5 million for the year ended December 31, 1999, compared to $81.7 million for the year ended December 31, 1998, a decrease of $14.2 million or 17.4%. The decrease was due to a $12.8 million reduction in earnings for NRG Energy's interest in the West Coast power generation facilities resulting from unfavorable weather conditions during the summer of 1999 compared to the summer of 1998, which was more favorable than normal. In addition, the results of operations of the West Coast facilities were adversely impacted by project level debt that was issued during the year. Equity earnings were also reduced by lower earnings at Mt. Poso, by the consolidation of NRG Energy's Thermal operations and Crockett Cogeneration subsidiaries during 1999 and by an unfavorable currency translation adjustment relating to the Kladno project. These reductions were partially offset by a favorable legal settlement at CogenAmerica and increased earnings from MIBRAG.

OPERATING COSTS AND EXPENSES

     Cost of wholly owned operations was $269.9 million for the year ended December 31, 1999. This is an increase of $217.5 million or 414.9% over the same period in 1998. Approximately $194.9 million of this increase was due to the acquisition of the NRG Northeast assets during 1999. The remaining increase was due to the consolidation of NRG Energy's Thermal operations and the addition of new projects during 1999 by NRG Energy's NEO subsidiary. Cost of operations, as a percentage of revenues from wholly owned operations for the year, was 62.4%, which is 10.2 percentage points higher than the same period in 1998.

     Depreciation and amortization costs were $37.0 million for the year ended December 31, 1999, compared to $16.3 million for the year ended December 31, 1998. The increase in depreciation and amortization was due primarily to the addition of the NRG Northeast assets and the addition of new projects by NRG Energy's NEO subsidiary during 1999. In addition, depreciation and amortization also increased due to the consolidation of NRG Energy's Thermal operations and Crockett Cogeneration in 1999.

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

     In December 1999, NRG Energy sold a portion of its interest in CogenAmerica, an affiliate of NRG Energy, for a pretax gain of approximately $11.0 million ($4.1 million after-tax) to Calpine. NRG Energy retained a 20% interest in CogenAmerica.

     Interest expense was $93.4 million for the twelve months ended December 31, 1999 compared with $50.3 million for the twelve months ended December 31, 1998. The increase in interest expense was due primarily to the acquisition of the NRG Northeast assets and the incremental interest expense resulting from the $686.5 million of project level debt issued by NRG Northeast Generating LLC and to the issuance by NRG Energy of $300 million and $240 million of senior notes in June 1999 and November 1999, respectively. Additionally, a higher average outstanding balance of NRG Energy's revolving line of credit and the consolidation of Crockett Cogeneration and NRG Energy's Thermal operations contributed to higher interest expense.

INCOME TAX

     NRG Energy has recognized an income tax benefit due to the recognition of certain tax credits. The net income tax benefit for the year ended December 31, 1999, increased by $0.4 million to $26.1 million as compared to $25.7 million in the same period one year earlier. The increase in tax benefits for the twelve month period was due to increased interest expense on domestic debt, project write downs and an increase in Section 29 credits related to NRG Energy's NEO subsidiary operations and foreign tax benefits associated with the Loy Yang project, which was substantially offset by higher overall earnings.

LIQUIDITY AND CAPITAL RESOURCES

     To date, NRG Energy and its subsidiaries have obtained cash from operations, issuance of debt and equity securities, borrowings under credit facilities, capital contributions from Xcel, reimbursement by Xcel of tax benefits pursuant to a tax sharing agreement and proceeds from non-recourse project financings. NRG Energy has used these funds to finance operations, service debt obligations, fund the acquisition, development and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs.

CASH FLOWS

                                                                  2000        1999       1998
                                                                  ----        ----       ----
Net cash provided by (used in) operating activities (in
  thousands)................................................    $361,984    ($11,380)   $21,998

     Net cash provided by operating activities increased during 2000 compared with 1999, primarily due to increased earnings during the year, increased depreciation and amortization and deferred income tax and investment tax credits, non-cash reductions in earnings and improved working capital. Cash provided by operating activities in 1999 decreased compared to 1998, primarily due to a decrease in working capital due to a timing of cash flows.

                                                               2000           1999          1998
                                                               ----           ----          ----
Net cash used in investing activities (in thousands)....    ($2,204,454)   ($1,668,613)   ($131,620)

     Net cash used in investing activities increased in 2000, compared with 1999, primarily due to acquisitions of electric generating facilities and increased capital expenditures and project investments. Net cash used in investing activities also increased in 1999 compared to 1998, primarily due to the acquisition of electric generating facilities.

                                                                  2000          1999         1998
                                                                  ----          ----         ----
Net cash provided by financing activities (in thousands)...    $1,905,870    $1,705,095    $104,017

     Net cash provided by financing activities during 2000 increased, compared to 1999, primarily due to the issuance of debt and equity securities to finance asset acquisitions. Net cash provided by financing activities during 1999 increased, compared to 1998, primarily due to the issuance of debt and capital contributions from NRG Energy's parent to finance asset acquisitions.

PROSPECTIVE CAPITAL REQUIREMENTS

     As of December 31, 2000, NRG Energy estimates its capital expenditure program to be approximately $6,500 million for the period 2001 - 2005. NRG Energy expects to spend approximately $3,138 million in 2001, $1,341 million in 2002 and $1,517 million in 2003. These estimated expenditures are primarily for NRG Energy's project acquisition and development program. For 2001, NRG Energy's capital requirements reflect the expected acquisition of existing generating facilities, including the Conectiv assets, North Valmy, LS Power, Reid Gardner and Clark assets and the Bridgeport and New Haven Harbor facilities as well as certain other projects under construction.

     NRG Energy's capital expenditure program is subject to continuing review and modification. Actual expenditures may differ significantly depending upon such factors as the success, timing of and the level of involvement in projects under consideration.

CAPITAL SOURCES

     NRG Energy expects to meet its future financing requirements through a combination of internally generated cash, corporate and project level long term and short term debt, equity securities and equity like securities. NRG Energy has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its project's cash flows, which are typically secured by the plant's physical assets and equity interests in the project company.

     Financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the capital requirements of NRG Energy and its subsidiaries.

     During the second quarter of 2000, NRG Energy completed its initial public offering of 32.4 million shares priced at $15 per share. Upon completion of the offering, Xcel owned approximately 147.6 million Class A common shares or 82% of NRG Energy's outstanding common shares. The net proceeds of approximately $453.7 million were used primarily to repay short-term debt and for general corporate purposes.

     During March of 2001, NRG Energy raised net proceeds of approximately $473.9 million through a second common stock offering of 18.4 million shares of common stock. In addition, approximately $278.4 million of net proceeds was raised through the issuance of 11.5 million equity units. Each equity unit initially comprises a $25 principal amount of NRG Energy's senior debentures and an obligation to acquire shares of NRG Energy's common stock no later then May 18, 2004. A portion of the combined net proceeds were used to repay a $600 million bridge credit agreement entered into in January 2001 to acquire certain generating facilities and projects from LS Power; the remaining net proceeds will be used for general corporate purposes.

NRG REVOLVING CREDIT FACILITY

     NRG Energy is in the process of structuring and marketing an up to $2.5 billion revolving funding program, which will be used to finance a significant portion of its U.S. acquisitions and development projects over the next five years. This revolving credit facility will allow NRG Energy to procure temporary funding for both the non-recourse debt portion as well as equity contributions for new projects through an expedient and simplified review and approval process. NRG Energy is permitted under the revolver to repay borrowed funds, thus making them available to be borrowed again. NRG Energy plans to do that by refinancing projects in the long-term capital or bank markets when construction projects reach commercial operation or when market conditions are favorable. Any unutilized borrowing capacity may be deployed for future projects.

REGISTRATION STATEMENT

     In December 2000, NRG Energy filed a universal shelf registration statement with the SEC. Based on this registration, NRG Energy can issue up to $1,650 million of debt securities, preferred stock, common stock, depositary shares, warrants and convertible securities. This registration statement includes $150 million of securities that are being carried forward from a previous shelf registration. During March 2001, NRG Energy issued 18.4 million shares of common stock and 11.5 million corporate units under this shelf registration.

SHORT TERM BORROWING ARRANGEMENT

     For information on NRG Energy's short term borrowing arrangements, see Item 8 -- Note 9 to the Financial Statements.

ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

     SFAS No. 133 will apply to NRG Energy's energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS No. 133 will also apply to various interest rate swaps used to mitigate the risks associated with movements in interest rates.

     NRG Energy has adopted SFAS No. 133 effective January 1, 2001. The effect of adopting SFAS No. 133 was as follows:

     - A one-time after-tax unrealized loss of $22.6 million recorded to other accumulated comprehensive income related to the initial adoption of SFAS No. 133 during the quarter ended March 31, 2001, and

     - Increased volatility in future earnings is possible due to the impact of market fluctuations on derivative instruments used by NRG Energy.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-A Replacement of FASB Statement No. 125 (SFAS No. 140). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for NRG Energy's fiscal year ending December 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant impact on NRG Energy's consolidated financial position or results of operations.

CALIFORNIA LIQUIDITY CRISIS

     NRG Energy owns approximately 1,569 MW of net generating capacity in California, which represented approximately 11% of its net MW of operating projects and projects under construction as of December 31, 2000. Due to the acquisition and construction of projects outside of California, NRG Energy expects that by December 31, 2001, this percentage will decrease to approximately 7% of its net MW of operating projects and projects under construction. Net income from NRG Energy's California assets represented approximately 33% of its net income in 2000. Due both to the acquisition and construction of projects outside of California and to an expected decrease in earnings from NRG Energy's California assets, NRG Energy expects this percentage will decrease to approximately 14% of its net income in 2001.

     NRG Energy's California generation assets consist primarily of interests in the Crockett and Mt. Poso facilities and a 50% interest in West Coast Power LLC, formed in 1999 with Dynegy Inc. Through the California Power Exchange (PX) and the California Independent System Operator (ISO), the West Coast Power facilities sell power to Pacific Gas and Electric Company (PG&E), Southern California Edison Company (SCE), and San Diego Gas and Electric Company (SDG&E), the three major California investor-owned utilities. Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E, SCE and SDG&E. The liquidity crisis faced by both PG&E and SCE, as a result of tight electricity supplies, rising wholesale electric prices and caps on the rates that PG&E and SCE may charge their retail customers, has caused both PG&E and SCE to partially suspend payments to the California PX and the California ISO.

     NRG Energy's share of the total amounts owed to its California affiliates by the California PX, the California ISO, and the three major California utilities totaled approximately $303 million as of February 28, 2001, based upon financial information provided to NRG Energy by such affiliates. This total amount consists of NRG Energy share of (a) accounts receivable, which constituted a majority of such total amount, and (b) amounts that are currently treated as "disputed revenues" and are not recorded as accounts receivable in the financial statements of NRG Energy's California affiliates. In March 2001, certain affiliates of West Coast Power entered into an agreement with the California Department of Water Resources pursuant to which these affiliates have agreed to sell up to 1,000 MW to CDWR for the remainder of 2001 and up to 2,300 MW from January 1, 2002 through December 31,2004.

     NRG Energy believes at this time that the amounts that have been recorded as accounts receivable will ultimately be collected in full; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of these receivables will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO imposing various revenue caps on the wholesale price of electricity. None of these disputed revenues will be recorded in the financial statements of NRG Energy's California affiliates until after the particular issue that caused them to be excluded from the financial statements is resolved.

     The FERC has jurisdiction over sales for resale of electricity in the California wholesale power markets. In March 2001, FERC issued orders that presumptively approved prices up to $273/MWh during January 2001 and $430/MWh during February 2001. The orders direct electricity suppliers to either refund a portion of their January and February sales or justify prices charged above these approved prices. The orders, if finalized, could require West Coast Power to refund approximately $45 million in revenues from January and February, of which NRG Energy's share would be approximately $22.5 million. Dynegy Power Marketing, Inc., as the power marketer for West Coast Power, has submitted notice of its intent to submit information justifying each component of the prices charged.

     The delayed collection of receivables owed to West Coast Power resulted in a covenant default under its credit agreement. West Coast Power is working with its lenders to secure their agreement to forbear exercising their remedies under the credit agreement with respect to such covenant default. While a similar covenant default could be called under NRG Energy's Crockett facilities credit agreement, NRG Energy is working with the lenders under that agreement to avert a default. Defaults under the Crockett and West Coast Power credit agreements do not trigger defaults under any of NRG Energy corporate-level financing facilities.

     Various legislative, regulatory and legal remedies to the liquidity crisis faced by PG&E and SCE have been implemented or are being pursued. Assembly Bill 1X,which authorizes the California Department of Water Resources to enter into contracts for the purchase of electric power through January 1, 2003 and to issue revenue bonds to fund such purchases, was signed into law by the Governor of California on February 1, 2001. Assembly Bill 18X, which provides a framework for the recovery of PG&E and SCE's uncollected expenses for purchasing power for delivery to their retail customers, is currently under consideration in the California legislature. Additionally, on March 27, the California Public Utilities Commission (PUC) approved an approximately 40% increase in the energy component of the retail electric rates paid by certain

California rate payers. This proposed increase would be in addition to the 9% increase approved in January and a 10% increase expected to take effect next year. The PUC also ordered the utilities to pay qualifying facilities for power delivered on a go-forward basis. However, the order did not address repayment of amounts already owed for past deliveries.

ITEM 7 A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NRG Energy uses a variety of financial instruments to manage its exposure to fluctuations in foreign currency exchange rates on its international project cash flows, interest rates on its cost of borrowing and energy and energy related commodities prices.

CURRENCY EXCHANGE RISK

     NRG Energy has an investment in the Kladno project in the Czech Republic. Statement of Financial Accounting Standard (SFAS) No. 52, Foreign Currency Translation, requires foreign currency gains and losses to flow through the income statement if settlement of an obligation is in a currency other than the local currency of the entity. A portion of the Kladno project debt is in a non-local currency (U.S. dollars and German deutsche marks). As of December 31, 2000, if the value of the Czech koruna decreases by 10 percent in relation to the U.S. dollar and the German deutsche mark, NRG Energy would record a $3.6 million loss (after tax) on the currency transaction adjustment. If the value of the Czech koruna increased by 10 percent, NRG Energy would record a $3.6 million gain (after tax) on the currency transaction adjustment. These currency fluctuations are inherent to the debt structure of the project and not indicative of the long-term earnings potential of the investment. Kladno is the only project NRG Energy has at this time with this type of debt structure.

INTEREST RATE RISK

     NRG Energy has historically used interest rate hedging contracts to mitigate the risks associated with movements in interest rates and, when deemed appropriate, has entered into swap agreements effectively converting floating rate obligations into fixed rate obligations. As of December 31, 2000, NRG energy had four-interest rate swap agreements with notional amounts totaling approximately $530 million. If the swaps had been discontinued on December 31, 2000, NRG Energy would have owed the counter parties approximately $28.9 million. Based on the investment grade rating of the counter parties, NRG Energy believes that its exposure to credit risk due to nonperformance by the counter parties to its hedging contracts is insignificant.

     - NRG Energy entered into a swap agreement effectively converting 6.96% floating rate on AUD$105 million debt into fixed rate debt. The swap expires on September 8, 2012.

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

     - A fourth swap converts (pounds) 188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

     NRG Energy and its subsidiaries have both long and short term-debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2000, NRG Energy does not have a material interest rate exposure as a result of interest rate swaps, which convert floating rate debt into fixed rate debt.

COMMODITY PRICE RISK

     NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. To manage earnings volatility associated with these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.

     NRG Energy utilizes a "Value-at-Risk" (VAR) model to determine the maximum potential three-day loss in the fair value of the commodity price related financial instruments. Various modeling techniques can be used in VAR computations. The VAR for NRG Energy assumes a 95% confidence interval and reflects NRG Energy's merchant strategy, the generation assets, load obligations and bilateral physical and financial transactions of NRG Energy. The volatility estimate is based on a lognormal calculation of closing prices for the latest 30 days for forward markets where NRG Energy has exposure. This model encompasses the following generating regions, Entergy, NEPOOL and NYPP. NRG Energy is in the process of expanding the model into other geographic areas.

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is as follows:

                                                                (IN MILLIONS)
                                                                -------------
Year end December 31, 2000..................................       $116.0
Average.....................................................         80.0
High........................................................        125.0
Low.........................................................         50.0

CREDIT RISK

     NRG Energy is exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counter party of its contractual obligations. NRG Energy maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes in scope of operations. NRG Energy conducts standard credit reviews for all of its counter parties.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of NRG Energy, Inc. as of December 31, 2000 and 1999, and for the years then ended together with the Report of Independent Accountants are included in this Form 10-K on the pages indicated below.

                                                                PAGE NO.
                                                                --------
Report of Independent Accountants...........................       39
Consolidated Statement of Income............................       40
Consolidated Statement of Cash Flows........................       41
Consolidated Balance Sheet..................................       42
Consolidated Statement of Stockholders' Equity..............       43
Notes to Consolidated Financial Statements..................       44
Schedule II. Valuation and Qualifying Accounts..............       73

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NRG Energy, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NRG Energy, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 2, 2001

                       NRG ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               2000            1999           1998
                                                               ----            ----           ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES AND EQUITY EARNINGS
  Revenues from majority-owned operations...............    $2,018,622       $432,518       $100,424
  Equity in earnings of unconsolidated affiliates.......       139,364         67,500         81,706
                                                            ----------       --------       --------
       Total operating revenues and equity earnings.....     2,157,986        500,018        182,130
                                                            ----------       --------       --------
OPERATING COSTS AND EXPENSES
  Cost of majority-owned operations.....................     1,289,471        269,900         52,413
  Depreciation and amortization.........................       122,953         37,026         16,320
  General, administrative and development...............       172,489         83,572         56,385
                                                            ----------       --------       --------
       Total operating costs and expenses...............     1,584,913        390,498        125,118
                                                            ----------       --------       --------
OPERATING INCOME........................................       573,073        109,520         57,012
                                                            ----------       --------       --------
OTHER INCOME (EXPENSE)
  Minority interest in earnings of consolidated
     subsidiaries.......................................       (11,335)        (2,456)        (2,251)
  Gain on sale of interest in projects..................            --         10,994         29,950
  Write-off of project investments......................            --             --        (26,740)
  Other income, net.....................................         7,857          6,432          8,420
  Interest expense......................................      (293,922)       (93,376)       (50,313)
                                                            ----------       --------       --------
     Total other expense................................      (297,400)       (78,406)       (40,934)
                                                            ----------       --------       --------
INCOME BEFORE INCOME TAXES..............................       275,673         31,114         16,078
INCOME TAX EXPENSE (BENEFIT)............................        92,738        (26,081)       (25,654)
                                                            ----------       --------       --------
NET INCOME..............................................    $  182,935       $ 57,195       $ 41,732
                                                            ==========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC...................................       165,861        147,605        147,605
EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - BASIC......    $     1.10       $   0.39       $   0.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED.................................       166,989        147,605        147,605
EARNINGS PER WEIGHTED AVERAGE COMMON SHARES - DILUTED...    $     1.10       $   0.39       $   0.28

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                               2000           1999          1998
                                                               ----           ----          ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................................   $   182,935    $    57,195    $  41,732
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
  Undistributed equity in earnings of unconsolidated
     affiliates..........................................       (43,258)       (27,181)     (23,391)
     Depreciation and amortization.......................       122,953         37,026       16,320
     Deferred income taxes and investment tax credits....        38,458         (3,401)       7,618
     Minority interest...................................         4,993            857       (5,019)
     Investment write-downs..............................            --             --       26,740
     Gain on sale of investments.........................            --        (10,994)     (29,950)
     Cash provided by (used in) changes in certain
       working
       capital items, net of effects from acquisitions
       and dispositions
       Accounts receivable...............................      (198,091)       (99,608)         297
       Accounts receivable-affiliates....................        10,703          9,964       21,657
       Inventory.........................................       (12,316)       (17,287)         (28)
       Prepayments and other current assets..............          (608)       (13,433)         469
       Accounts payable..................................       143,045         40,616       (8,082)
       Accrued income taxes..............................        39,137         25,834      (24,861)
       Accrued property and sales taxes..................         3,743          1,740         (553)
       Accrued salaries, benefits, and related costs.....        (8,153)         1,955        4,735
       Accrued interest..................................        38,479          5,192        1,050
       Other current liabilities.........................        (5,136)        (3,533)      (2,219)
     Cash provided by (used by) changes in other assets
       and liabilities...................................        45,100        (16,322)      (4,517)
                                                            -----------    -----------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......       361,984        (11,380)      21,998
                                                            -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Businesses and assets acquired, net of liabilities
     assumed.............................................    (1,912,957)    (1,519,365)          --
  Consolidation of equity subsidiaries...................            --         20,181           --
  Cash from sale of investments..........................         8,917         43,500       18,053
  Decrease /(increase) in restricted cash................         5,306        (13,067)      (2,433)
  (Increase)/decrease in notes receivable................        (5,444)        58,331       16,858
  Capital expenditures...................................      (223,560)       (94,853)     (31,719)
  Proceeds from sale of property.........................         9,785             --           --
  Investment in decommissioning fund.....................          (306)            --           --
  Investments in projects................................       (86,195)      (163,340)    (132,379)
                                                            -----------    -----------    ---------
NET CASH USED BY INVESTING ACTIVITIES....................    (2,204,454)    (1,668,613)    (131,620)
                                                            -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments)/borrowings under line of credit
     agreement...........................................      (367,766)       216,000        2,000
  Proceeds from issuance of stock........................       453,719             --           --
  Capital contributions from parent......................            --        250,000      100,000
  Proceeds from issuance of long-term debt...............     3,034,909        575,633       23,169
  Proceeds from issuance of note.........................            --        682,096           --
  Principal payments on long-term debt...................    (1,214,992)       (18,634)     (21,152)
                                                            -----------    -----------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES................     1,905,870      1,705,095      104,017
                                                            -----------    -----------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS............................................           360             --           --
                                                            -----------    -----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....        63,760         25,102       (5,605)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........        31,483          6,381       11,986
                                                            ===========    ===========    =========
CASH AND CASH EQUIVALENTS AT END OF YEAR.................   $    95,243    $    31,483    $   6,381
                                                            ===========    ===========    =========

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   2000          1999
                                                                   ----          ----
                                                                     (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $   95,243    $   31,483
  Restricted cash...........................................        12,135        17,441
  Accounts receivable-trade, less allowance for doubtful
    accounts of $21,199 and $186............................       360,075       126,376
  Inventory.................................................       174,864       119,181
  Current portion of notes receivable.......................           267           287
  Prepayments and other current assets......................        30,074        29,202
                                                                ----------    ----------
    Total current assets....................................       672,658       323,970
                                                                ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
  In service................................................     4,106,653     2,078,804
  Under construction........................................       206,992        53,448
                                                                ----------    ----------
    Total property, plant and equipment.....................     4,313,645     2,132,252
  Less accumulated depreciation.............................      (271,977)     (156,849)
                                                                ----------    ----------
    Net property, plant and equipment.......................     4,041,668     1,975,403
                                                                ----------    ----------
OTHER ASSETS
  Investments in projects...................................       973,261       932,591
  Capitalized project costs.................................        10,262         2,592
  Notes receivable, less current portion....................        76,745        71,281
  Decommissioning fund investments..........................         3,863            --
  Intangible assets, net of accumulated amortization of
    $6,770 and $4,308.......................................        61,352        55,586
  Debt issuance costs, net of accumulated amortization of
    $6,443 and $6,640.......................................        48,773        20,081
  Other assets, net of accumulated amortization of $12,809
    and $8,909..............................................        90,410        50,180
                                                                ----------    ----------
    Total other assets......................................     1,264,666     1,132,311
                                                                ----------    ----------
TOTAL ASSETS................................................    $5,978,992    $3,431,684
                                                                ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................    $  146,469    $   30,462
  Revolving line of credit..................................         8,000       340,000
  Revolving line of credit, non-recourse....................            --        35,766
  Accounts payable-trade....................................       255,917        61,211
  Accounts payable-affiliate................................         7,191         6,404
  Accrued income taxes......................................        43,870         4,730
  Accrued property and sales taxes..........................        10,531         4,998
  Accrued salaries, benefits and related costs..............        24,830         9,648
  Accrued interest..........................................        51,962        13,479
  Other current liabilities.................................        14,220        17,657
                                                                ----------    ----------
    Total current liabilities...............................       562,990       524,355
OTHER LIABILITIES
  Consolidated project-level, long-term, non-recourse
    debt....................................................     2,146,953     1,026,398
  Corporate level long-term, recourse debt..................     1,503,896       915,000
  Deferred income taxes.....................................        55,642        16,940
  Postretirement and other benefit obligations..............        83,098        24,613
  Other long-term obligations and deferred income...........       149,640        16,351
  Minority interest.........................................        14,685        14,373
                                                                ----------    ----------
    Total liabilities.......................................     4,516,904     2,538,030
                                                                ----------    ----------
STOCKHOLDERS' EQUITY
  Class A - Common stock; $.01 par value; 250,000 shares
    authorized; 147,605 shares issued and outstanding.......         1,476         1,476
  Common stock; $.01 par value; 550,000 shares authorized;
    32,396 shares issued and outstanding....................           324            --
  Additional paid-in capital................................     1,233,833       780,438
  Retained earnings.........................................       370,145       187,210
  Accumulated other comprehensive income....................      (143,690)      (75,470)
                                                                ----------    ----------
    Total Stockholders' Equity..............................     1,462,088       893,654
                                                                ----------    ----------
    Commitments and Contingencies
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $5,978,992    $3,431,684
                                                                ==========    ==========

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       CLASS A                                                   ACCUMULATED
                                        COMMON            COMMON        ADDITIONAL                  OTHER           TOTAL
                                   ----------------   ---------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                   STOCK    SHARES    STOCK    SHARES    CAPITAL     EARNINGS      INCOME          EQUITY
                                   -----    ------    -----    ------   ----------   --------   -------------   -------------
                                                                         (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1997....  $1,476   147,605   $   --       --   $  430,438   $ 88,283     $ (69,499)     $  450,698
                                   ------   -------   ------   ------   ----------   --------     ---------      ----------
  Net Income.....................                                                      41,732                        41,732
    Foreign currency translation
      adjustments................                                                                   (13,098)        (13,098)
                                                                                                                 ----------
    Comprehensive income for
      1998.......................                                                                                    28,634
    Capital contribution from
      parent.....................                                          100,000                                  100,000
                                   ------   -------   ------   ------   ----------   --------     ---------      ----------
BALANCES AT DECEMBER 31, 1998....  $1,476   147,605   $   --       --   $  530,438   $130,015     $ (82,597)     $  579,332
                                   ======   =======   ======   ======   ==========   ========     =========      ==========
  Net Income.....................                                                      57,195                        57,195
    Foreign currency translation
      adjustments................                                                                     7,127           7,127
                                                                                                                 ----------
    Comprehensive income for
      1999.......................                                                                                    64,322
    Capital contribution from
      parent.....................                                          250,000                                  250,000
                                   ------   -------   ------   ------   ----------   --------     ---------      ----------
BALANCES AT DECEMBER 31, 1999....  $1,476   147,605   $   --       --   $  780,438   $187,210     $ (75,470)     $  893,654
                                   ======   =======   ======   ======   ==========   ========     =========      ==========
  Net Income.....................                                                     182,935                       182,935
    Foreign currency translation
      adjustments................                                                                   (68,220)        (68,220)
                                                                                                                 ----------
    Comprehensive income for
      2000.......................                                                                                   114,715
    Issuance of Common stock, net
      of issuance costs of $32.2
      million....................                        324   32,396      453,395                                  453,719
                                   ------   -------   ------   ------   ----------   --------     ---------      ----------
BALANCES AT DECEMBER 31, 2000....  $1,476   147,605   $  324   32,396   $1,233,833   $370,145     $(143,690)     $1,462,088
                                   ======   =======   ======   ======   ==========   ========     =========      ==========

                See notes to consolidated financial statements.

NOTE 1 -- ORGANIZATION

     NRG Energy, Inc., (NRG Energy), was incorporated as a Delaware Corporation on May 29, 1992. Beginning in 1989, NRG Energy conducted business through its predecessor companies, NRG Energy, Inc. and NRG Group, Inc., Minnesota corporations, which were merged into NRG Energy subsequent to its incorporation. NRG Energy and its wholly owned subsidiaries and affiliates are principally engaged in the acquisition, development, construction, ownership, operation and maintenance of power generation facilities and the sale of energy, capacity and related products.

     On June 5, 2000, NRG Energy completed its initial public offering. Prior to completing its initial public offering, NRG Energy was a wholly owned subsidiary of Northern States Power Company (NSP). During August 2000, NSP and New Century Energies, Inc. completed their merger. The surviving company operates under the new name Xcel Energy, Inc. (Xcel). The shares of NRG Energy's class A common stock previously held by NSP are now owned by Xcel. As of December 31, 2000, Xcel owned an 82% interest in NRG Energy's outstanding common and class A common stock, representing 98% of the total voting power of NRG Energy's common stock and class A common stock.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include NRG Energy's accounts and those of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounting policies for all of NRG Energy's operations are in accordance with accounting principles generally accepted in the United States of America. As discussed in Note 6, NRG Energy has investments in partnerships, joint ventures and projects for which the equity method of accounting is applied. Earnings from equity in international investments are recorded net of foreign income taxes.

CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid investments (primarily commercial paper) with an original maturity of three months or less at the time of purchase.

RESTRICTED CASH

     Restricted cash consists primarily of cash collateral for letters of credit issued in relation to project development activities and funds held in trust accounts to satisfy the requirements of certain debt agreements.

INVENTORY

     Inventory is valued at the lower of average cost or market and consists principally of fuel oil, spare parts, coal, kerosene and raw materials used to generate steam.

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

     The assets and related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations. NRG Energy analyzes property, plant and equipment quarterly for potential impairment, assessing the appropriateness of lives and recoverability of net balances in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121).

     Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

CAPITALIZED INTEREST

     Interest incurred on funds borrowed to finance projects expected to require more than three months to complete is capitalized. Capitalization of interest is discontinued when the project is completed and considered operational. Capitalized interest is amortized using the straight-line method over the useful life of the related project. Capitalized interest was approximately $2,667,000, $287,000, and $172,000 in 2000, 1999 and 1998, respectively.

DEVELOPMENT COSTS AND CAPITALIZED PROJECT COSTS

     Development costs and capitalized project costs include third party professional services, permits, and other costs which are incurred incidental to a particular project. Such costs are expensed as incurred until an acquisition agreement or letter of intent is signed, and the project has been approved by NRG Energy's Board of Directors. Additional costs incurred after this point are capitalized. When project operations begin, previously capitalized project costs are reclassified to investment in projects and amortized on a straight-line basis over the lesser of the life of the project's related assets or revenue contract period.

DEBT ISSUANCE COSTS

     Costs to issue long-term debt are capitalized and amortized over the terms of the related debt.

INTANGIBLES

     Intangibles consist principally of the excess of the cost of investment in subsidiaries over the underlying fair value of the net assets acquired and are amortized using the straight-line method over 20 to 30 years. NRG Energy evaluates the recovery of goodwill and other intangibles quarterly, based on an analysis of estimated undiscounted future cash flows.

OTHER LONG TERM ASSETS

     Other long-term assets consist primarily of service agreements and operating contracts. These assets are being amortized over the remaining terms of the individual contracts, which range from seven to thirty years.

INCOME TAXES

     NRG Energy is included in the consolidated tax returns of Xcel. NRG Energy calculates its income tax provision on a separate return basis under a tax sharing agreement with Xcel as discussed in Note 10. Current federal and state income taxes are payable to or receivable from Xcel. NRG Energy records income taxes using the liability method. Income taxes are deferred on all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities.

     Deferred taxes are recorded using the tax rates scheduled by law to be in effect when the temporary differences reverse. NRG Energy's policy for income taxes related to international operations is discussed in Note 10.

REVENUE RECOGNITION

     Revenues from the sale of electricity and steam are recorded based upon the output delivered and capacity provided at rates as specified under contract terms or prevailing market rates. Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred. Anticipated future losses on contracts are charged against income when identified. Several of NRG Energy's power plants rely on one power sales contract with a single customer for the majority of the plant's revenues. The prolonged failure of any of these customers to fulfill contractual obligations or make required payments could have a substantial negative impact on NRG Energy's results of operations.

     NRG Energy enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories to minimize the risk of market fluctuations. Gains and losses on these hedge transactions are recognized into income in the periods for which the underlying commodity is hedged.

FOREIGN CURRENCY TRANSLATION

     The local currencies are generally the functional currency of NRG Energy's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses and cashflows are translated at weighted-average rates of exchange for the period. The resulting currency adjustments are accumulated and reported as a separate component of stockholders' equity.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject NRG Energy to concentrations of credit risk consist primarily of cash, accounts receivable, and notes receivable. Cash accounts are generally held in federally insured banks. Accounts receivable and notes receivable are concentrated within entities engaged in the energy industry. These industry concentrations may impact NRG Energy's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, NRG Energy believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base. See Note 17.

DERIVATIVE FINANCIAL INSTRUMENTS

     In the normal course of business, NRG Energy employs a variety of off-balance sheet instruments to manage its exposure to fluctuations in foreign currency exchange rates, interest rates and energy and energy related commodities prices. NRG Energy does not enter into transactions for speculative purposes. Accordingly, NRG Energy classifies its derivative financial instruments as held or issued for purposes other than trading.

Foreign currency exchange rates

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect, those cash flows if appropriate foreign hedging instruments are available. The gains and losses on those agreements offset the effect of exchange rate fluctuations on NRG Energy's known and anticipated cash flows. NRG Energy defers gains on agreements that hedge firm commitments of cash flows, and accounts for them as part of the relevant foreign currency transaction when the transaction occurs. NRG Energy defers expected losses on these agreements, unless it appears that the deferral would result in recognizing a loss later.

Interest rates

     From time to time NRG Energy uses interest rate hedging instruments to protect it from an increase in the cost of borrowing. Gains and losses on interest rate hedging instruments are reported as part of the asset for Investment In Projects when the hedging instrument relates to a project that has financial statements that are not consolidated into NRG Energy's financial statements. Otherwise, these gains and losses are reported as part of debt.

Energy and energy related commodities

     NRG Energy is exposed to commodity price variability in electricity, emission allowances, natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into transactions for physical delivery of particular commodities for a specific period. These financial instruments are used to hedge physical deliveries, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. These transactions are utilized to:

     - Manage and hedge fixed-price purchase and sales commitments;

     - Reduce exposure to the volatility of spot market prices;

     - Hedge fuel requirements at generation facilities; and

     - Protect investment in fuel inventories.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     In recording transactions and balances resulting from business operations, NRG Energy uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts and actuarially determined benefit costs, among others. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

     SFAS No. 133 will apply to NRG Energy's energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS No. 133 will also apply to various interest rate swaps used to mitigate the risks associated with movements in interest rates.

     NRG Energy has adopted SFAS No. 133 effective January 1, 2001. The effect of adopting SFAS No. 133 was as follows:

     - A one-time after-tax unrealized loss of approximately $22.6 million recorded to other accumulated comprehensive income related to the initial adoption of SFAS No. 133 during the quarter ended March 31, 2001; and

     - Increased volatility in future earnings is possible due to the impact of market fluctuations on derivative instruments used by NRG Energy.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125 (SFAS

No. 140). SFAS No. 140 revises the standards for accounting for securizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for NRG Energy's fiscal year ending December 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant impact on NRG Energy's consolidated financial position or results of operations.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total stockholders' equity as previously reported.

NOTE 3 -- ASSET ACQUISITIONS AND DIVESTITURES

     In March 2000, NRG Energy acquired the assets of the Killingholme A generation facility from National Power plc for (pound)390 million (approximately $615 million at the time of acquisition), subject to post-closing adjustments. Killingholme is a combined cycle gas-fired baseload facility located in North Lincolnshire, England. The facility comprises three units with a total generating capacity of 680 megawatts (MW). NRG Energy owns and operates the facility, which sells power into the wholesale electricity market of England and Wales.

     In March 2000, NRG Energy acquired 1,708 MW of coal and gas-fired generation assets in Louisiana for approximately $1,055.9 million (the Cajun facilities). These assets were formally owned by Cajun Electric Power Cooperative, Inc. (Cajun Electric). NRG Energy sells a significant amount of the energy and capacity of the Cajun facilities to 11 of Cajun Electric's former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with NRG Energy, and four have entered into two to four year power purchase agreements. In addition, NRG Energy sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric. See Note 21 for unaudited pro forma results of operations as if the acquisition of the Cajun facilities had occurred at the beginning of the periods disclosed.

     In September 2000, NRG Energy completed the acquisition of Flinders Power in South Australia. NRG Energy paid approximately AUD $314.4 million (U.S.$180 million as of the date of the acquisition) for a 100-year lease of the Flinders Power assets. Flinders Power includes two power stations totaling 760 MW: the Leigh Creek coal mine and a dedicated rail line. The lease agreement also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment at December 31 were as follows:

                                                           2000             1999
                                                           ----             ----
                                                              (IN THOUSANDS)
Facilities and equipment............................    $4,009,244       $2,003,173
Land and improvements...............................        79,190           64,330
Office furnishings and equipment....................        18,219           11,301
Construction in Progress............................       206,992           53,448
                                                        ----------       ----------
     Total property, plant and equipment............     4,313,645        2,123,252
Accumulated depreciation                                  (271,977)        (156,849)
                                                        ----------       ----------
Net property, plant and equipment...................    $4,041,668       $1,975,403
                                                        ==========       ==========

NOTE 5 -- INVENTORY

     Inventory, which is stated at the lower of weighted average cost or market, at December 31, consists of:

                                                             2000           1999
                                                             ----           ----
                                                               (IN THOUSANDS)
Fuel oil...............................................    $ 48,541       $ 35,987
Coal...................................................      17,439         16,404
Kerosene...............................................       1,524          1,395
Spare parts............................................      85,136         56,766
Other..................................................      22,224          8,629
                                                           --------       --------
       Total Inventory.................................    $174,864       $119,181
                                                           ========       ========

NOTE 6 -- INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

     NRG Energy has investments in various international and domestic energy projects. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents NRG Energy from exercising a controlling influence over operating and financial policies of the projects. Under this method, equity in pretax income or losses of domestic partnerships and, generally, in the net income or losses of international projects are reflected as equity in earnings of unconsolidated affiliates.

     A summary of NRG Energy's significant equity-method investments which were in operation at December 31, 2000 is as follows:

                                                                  GEOGRAPHIC      ECONOMIC
                            NAME                                     AREA         INTEREST
                            ----                                --------------    --------
Loy Yang Power A............................................    Australia         25.37%
Enfield Energy Center.......................................    Europe            25.00%
Gladstone Power Station.....................................    Australia         37.50%
COBEE (Bolivian Power Co. Ltd.).............................    South America     49.10%
ECK Generating..............................................    Czech Republic    44.50%
MIBRAG GmbH.................................................    Europe            33.33%
Cogeneration Corp. of America...............................    USA               20.00%
Schkopau Power Station......................................    Europe            20.95%
Long Beach Generating.......................................    USA               50.00%
El Segundo Generating.......................................    USA               50.00%
Encina......................................................    USA               50.00%
San Diego Combustion Turbines...............................    USA               50.00%
Energy Developments Limited.................................    Australia         29.14%
Scudder Latin American Power................................    Latin America      6.63%

     Summarized financial information for investments in unconsolidated affiliates accounted for under the equity method as of and for the year ended December 31, is as follows:

                                                                2000          1999          1998
                                                                ----          ----          ----
                                                                     (THOUSANDS OF DOLLARS)
Operating revenues.......................................    $2,349,108    $1,732,521    $1,491,197
Costs and expenses.......................................     1,991,086     1,531,958     1,346,569
                                                             ----------    ----------    ----------
     Net income..........................................    $  358,022    $  200,563    $  144,628
                                                             ----------    ----------    ----------
Current assets...........................................    $1,000,670    $  742,674    $  710,159
Noncurrent assets........................................     7,470,766     7,322,219     7,938,841
                                                             ----------    ----------    ----------
     Total assets........................................    $8,471,436    $8,064,893    $8,649,000
                                                             ----------    ----------    ----------
Current liabilities......................................    $1,094,304    $  708,114    $  527,196
Noncurrent liabilities...................................     4,306,142     5,168,893     5,854,284
Equity...................................................     3,070,990     2,187,886     2,267,520
                                                             ----------    ----------    ----------
     Total liabilities and equity........................    $8,471,436    $8,064,893    $8,649,000
NRG's share of equity....................................    $  973,261    $  932,591    $  800,924
NRG's share of income....................................    $  139,364    $   67,500    $   81,706

     In accordance with SFAS No. 121, NRG Energy reviews long lived assets, investments and certain intangibles for impairment whenever events or circumstances indicate the carrying amounts of an asset may not be recoverable. During 1998, NRG Energy wrote down accumulated project development expenditures of $26.7 million. NRG Energy's West Java, Indonesia, project totaling $22.0 million was written off due to the uncertainties surrounding infrastructure projects in Indonesia. Also during 1998, NRG Energy wrote off its $1.9 million investment in the Sunnyside project and its $2.8 million investment in Alto Cachopoal. The charge represents the difference between the carrying amount of the investment and the fair value of the asset, determined using a cash flow model.

NOTE 7 -- RELATED PARTY TRANSACTIONS

OPERATING AGREEMENTS

     NRG Energy has two agreements with Xcel for the purchase of thermal energy. Under the terms of the agreements, Xcel charges NRG Energy for certain costs (fuel, labor, plant maintenance, and auxiliary power) incurred by Xcel to produce the thermal energy. NRG Energy paid Xcel $5.5 million, $4.4 million and $5.1 million in 2000, 1999 and 1998, respectively under these agreements.

     NRG Energy has a renewable 10-year agreement with Xcel, expiring on December 31, 2001, whereby Xcel agrees to purchase refuse-derived fuel for use in certain of its boilers and NRG Energy agrees to pay Xcel a burn incentive. Under this agreement, NRG Energy received $1.5 million, $1.4 million and $1.4 million from Xcel, and paid $2.8 million, $2.7 million and $3.1 million to Xcel in 2000, 1999 and 1998, respectively.

ADMINISTRATIVE SERVICES AND OTHER COSTS

     NRG Energy has an administrative services agreement in place with Xcel. Under this agreement NRG Energy reimburses Xcel for certain overhead and administrative costs, including benefits administration, engineering support, accounting, and other shared services as requested by NRG Energy. In addition, NRG Energy employees participate in certain employee benefit plans of Xcel as discussed in Note 11. NRG Energy received services from Xcel of $4.7 million, $6.4 million and $5.2 million, during 2000, 1999 and 1998, respectively under this agreement.

NOTE 8 -- NOTES RECEIVABLE

     Notes receivable consists primarily of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. The notes receivable at December 31, are as follows:

                                                                  2000           1999
                                                                  ----           ----
                                                                (THOUSANDS OF DOLLARS)
Central Texas Commercial Air Conditioning & Heating, Inc.,
  due July 10, 2001, 10%....................................    $    60        $    --
O'Brien Cogen II note, due 2008, non-interest bearing.......        513            465
Southern Minnesota-Praireland Solid Waste, note due 2003,
  7%........................................................         34             44
Omega Energy, LLC, due 2004, 12.5%..........................      3,745          3,745
Omega Energy, LLC, due 2009, 11%............................      1,533          1,533
                                                                -------        -------
  Notes receivable - non-affiliates.........................      5,885          5,787
Various secured notes due 2000 and later, non-interest and
  interest bearing..........................................         --            224
NEO notes to various affiliates due primarily 2012, prime
  +2%.......................................................     23,277         21,572
TOSLI, various notes due 2000, LIBOR plus 4.0%, 6.56% at
  December 31, 2000.........................................        207            207
Pacific Generation, various notes, prime +2% to 12%.........      3,368          3,368
NRGenerating International BV notes to various affiliates,
  non-interest bearing......................................     44,275         40,410
                                                                -------        -------
  Notes receivable - affiliates.............................     71,127         65,781
                                                                -------        -------
      Total.................................................    $77,012        $71,568
                                                                =======        =======

NOTE 9 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   2000          1999
                                                                   ----          ----
                                                                 (THOUSANDS OF DOLLARS)
COBEE, due upon demand, non-interest bearing................            69         5,761
O'Brien Cogen II due August 31, 2000, 9.5%..................            --         2,893
NRG San Diego, Inc. promissory note, due June 25, 2003,
  8.0%......................................................         1,283         1,729
Pittsburgh Thermal LP -- Credit Line, due 2004,
  LIBOR+4.25%...............................................            --         1,100
San Francisco Thermal LP -- Credit Line, due 2004,
  LIBOR+4.25%...............................................            --           900
Pittsburgh Thermal LP, due 2002-2004, 10.61%-10.73%.........         5,525         6,800
San Francisco Thermal LP, October 5, 2004, 10.61%...........         4,984         5,905
NRG Energy senior notes, due February 1, 2006, 7.625%.......       125,000       125,000
Note payable to Xcel, due December 1, 1995-2006,
  5.40%-6.75%...............................................            --         6,495
NRG Energy senior notes, due June 15, 2007, 7.50%...........       250,000       250,000
Camas Power Boiler LP, unsecured term loan, due June 30,
  2007, 7.65%...............................................        14,526        17,087
Camas Power Boiler LP, revenue bonds, due August 1, 2007,
  4.65%.....................................................         9,130         9,130
Various NEO debt due 2005-2008, 9.35%.......................        27,186        28,615
NRG Energy senior notes, due June 1, 2009, 7.50%............       300,000       300,000
NRG Energy senior notes, due September 15, 2010, 8.25%......       350,000            --
Flinders Power Finance Pty, due September 2012, 7.58%.......        83,820            --
NRG Energy Center, Inc. senior secured notes due June 15,
  2013,7.31%................................................        65,762        68,881
NRG Energy senior notes, due Nov. 1, 2013, 8.00%............       240,000       240,000
Crockett Corp. LLP, due December 31, 2014, 8.13%............       245,229       255,000
NRG Northeast Generating LLC term loan......................            --       646,564
NRG Northeast Generating LLC senior bonds,due various dates
  through December 15, 2024, various interest rates.........       700,000            --
NRG South Central Generating LLC senior bonds, due various
  dates through September 15, 2024, various interest
  rates.....................................................       788,750            --
NRG Energy ROARS, due March 15, 2005, 7.97%.................       239,386            --
Sterling Luxemburg #3, term loan due June 30, 2019,
  7.86%,....................................................                          --
  LIBOR+1.31%...............................................       346,668            --
                                                                ----------    ----------
                                                                 3,797,318     1,971,860
Less current maturities.....................................      (146,469)      (30,462)
                                                                ----------    ----------
      Total.................................................    $3,650,849    $1,941,398
                                                                ==========    ==========

     As of December 31, 2000, NRG Energy had a $500 million revolving credit facility under a commitment fee arrangement that matures in March of 2001. This facility provides short-term financing in the form of bank loans. At December 31, 2000, NRG Energy had $8 million outstanding under this facility. In March 2001, the revolving credit facility will terminate and be replaced with a substantially similar facility, terminating in March 2002. During the period ended December 31, 2000 the facility bore interest at a floating rate of 9.5% and had a weighted average interest rate of 7.986%.

     As of December 31, 1999, NRG Energy had $550 million in revolving credit facilities under a commitment fee arrangement. These facilities provide short-term financing in the form of bank loans and letters of credit. At December 31, 1999, NRG Energy had $340.0 million outstanding under this revolving credit agreement.

     NRG Energy had $63.0 million and $116.0 million in outstanding letters of credit as of December 31, 2000 and 1999, respectively.

     The NRG Energy Center, Inc. notes are secured principally by long-term assets of the Minneapolis Energy Center (MEC). In accordance with the terms of the note agreement, MEC is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of MEC assets, and affiliate transactions. MEC was in compliance with these covenants at December 31, 2000.

     The NRG Energy $125 million, $250 million, $300 million, $240 million and $350 million senior notes are unsecured and are used to support equity requirements for projects acquired and in development. The interest is generally paid semi-annually.

     The $240 million NRG Energy Senior notes due November 1, 2013 are remarketable or redeemable Security (ROARS). November 1, 2003 is the first remarketing date for these notes. Interest is payable semi-annually on May 1, and November 1, of each year through 2003, and then at intervals and interest rates as discussed in the indenture. On the remarketing date, the notes will either be mandatorily tendered to and purchased by Credit Suisse Financial Products or mandatorily redeemed by NRG Energy at prices discussed in the indenture. The notes are unsecured debt that rank senior to all of NRG Energy's existing and future subordinated indebtedness.

     The various NEO notes are term loans. The loans are secured principally by long-term assets of NEO Landfill Gas collection system. NEO Landfill Gas is required to maintain compliance with certain covenants primarily related to incurring debt, disposing of the NEO Landfill Gas assets, and affiliate transactions. NEO was in compliance with these covenants at December 31, 2000.

     The Camas Power Boiler LP notes are secured principally by its long-term assets. In accordance with the terms of the note agreements, Camas Power Boiler LP is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of assets, and affiliate transactions. Camas Power Boiler was in compliance with these covenants at December 31, 2000.

     The Crockett Corporation term loan is secured by primarily the long-term assets of the Crockett Cogeneration project.

     On February 22, 2000, NRG Northeast Generating LLC, an indirect, wholly-owned subsidiary of NRG Energy issued $750 million of project level senior secured bonds, to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004, $130 million with an interest rate of 8.842% due in 2015 and $300 million with an interest rate of 9.292% due in 2024. The bonds are jointly and severally guaranteed by each of NRG Northeast's existing and future subsidiaries. The bonds are secured by a security interest in NRG Northeast's membership or other ownership interests in the guarantors and its rights under all intercompany notes between NRG Northeast and the guarantors. Approximately $646.6 million of the proceeds from these bonds were used to repay short-term borrowings outstanding at December 31, 1999; accordingly, $646.6 million of short-term debt was re-classified as long-term debt, based on this refinancing. In December, 2000, NRG Northeast Generating LLC exchanged all of its outstanding bonds for bonds registered under the Securities Act of 1933. As of December 31, 2000, there remains $700 million of outstanding bonds.

     In March 2000, NRG Energy issued $250 million of 8.70% ROARS due March 15, 2005. Each security represents a fractional interest in the assets of an unconsolidated grantor trust that pays interest semi-annually on March 15, and September 15, of each year through 2005. The sole assets of the Trust consists of (pound)160 million of Reset senior notes due March 15, 2020 issued by NRG Energy pursuant to the Indenture and certain other defined rights. The Reset senior notes were used principally to finance NRG Energy's acquisition of the Killingholme facility. On March 15, 2005, these senior notes may be remarketed by Bank of America, N.A. at a fixed rate of interest through the maturity date or, at a floating rate of interest for up to one year and then at a fixed rate of interest through 2020. Interest is payable semi-annually on these securities beginning September 15, 2000 through March 15, 2005, and then at intervals and interest rates established in the remarketing process.

     Additionally, three of NRG Energy's foreign subsidiaries entered into a (pounds) 325 million (US $517 million at March 31, 2000) secured borrowing facility agreement with Bank of America International Limited. Under this facility, the financial institutions have made available to our subsidiaries various term loans totaling (pounds)235 million (US $374 million at March 31, 2000) for purposes of financing the acquisition of the Killingholme facility and (pounds)90 million (US $143 million at March 31, 2000) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

     In March 2000, NRG South Central Generating LLC, an indirect wholly-owned subsidiary of NRG Energy issued $800 million of senior secured bonds in a two-part offering, to finance its acquisition of the Cajun generating facilities. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. The bonds are secured by a security interest in NRG Central U.S. LLC's and South Central Generating Holding LLC's membership interests in NRG South Central and NRG South Central's membership interests in Louisiana Generating and all of the assets related to the Cajun facilities including its rights under a guarantor loan agreement and all intercompany notes between it and Louisiana Generating and a revenue account and a debt service reserve account. In January 2001, NRG South Central Generating LLC exchanged all of its outstanding bonds for bonds registered under the Securities Act of 1933.

     In September 2000, Flinders Power Finance Pty, an Australian wholly owned subsidiary, entered into a twelve year AUD $150 million promissory note (US $81.4 million at September 2000). The interest has a fixed and variable component. At December 31, 2000, the effective interest rate was 8.25% and is paid semi annually.

     In December 1999, NRG Energy filed a shelf registration statement with the SEC to issue up to $500 million of unsecured debt securities. During 2000, NRG Energy issued $350 million of debt under this shelf for general corporate purposes, which includes financing, development and construction of new facilities, additions to working capital and financing capital expenditures and pending or potential acquisitions. The remaining $150 million was combined with NRG Energy's recently filed shelf registration made in December 2000.

     In December 2000, NRG Energy filed a shelf registration with the SEC to issue up to $1,650.0 million of an indeterminate amount of debt securities, preferred stock, common stock, depository shares, debt warrants, stock purchase contracts, stock purchase units and hybrid securities. This shelf registration includes $150 million of securities that are being carried forward from NRG Energy's previous shelf registration filed in December 1999.

     Annual maturities of long-term debt for the years ending after December 31, 2000 are as follows:

                                                               (THOUSANDS OF DOLLARS)
                                                               ----------------------
2001.......................................................          $  146,469
2002.......................................................             166,075
2003.......................................................              98,269
2004.......................................................              91,324
2005.......................................................              51,332
Thereafter.................................................           3,243,849
                                                                     ----------
     Total.................................................          $3,797,318
                                                                     ==========

GUARANTEES

     NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy's generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of December 31, 2000, NRG Energy's obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $493 million.

NOTE 10 -- INCOME TAXES

     NRG Energy and its parent, Xcel, have entered into a federal and state income tax sharing agreement relative to the filing of consolidated federal and state income tax returns. The agreement provides, among other things, that (1) if NRG Energy, along with its subsidiaries, is in a taxable income position, NRG Energy will be currently charged with an amount equivalent to its federal and state income tax computed as if the group had actually filed separate federal and state returns, and (2) if NRG Energy, along with its subsidiaries, is in a tax loss position, NRG Energy will be currently reimbursed to the extent its combined losses are utilized in a consolidated return, and (3) if NRG Energy, along with its subsidiaries, generates tax credits, NRG Energy will be currently reimbursed to the extent its tax credits are utilized in a consolidated return. The provision (benefit) for income taxes consists of the following:

                                                               2000           1999           1998
                                                               ----           ----           ----
                                                                     (THOUSANDS OF DOLLARS)
Current
  Federal................................................    $ 49,048       $  3,620       $(10,773)
  State..................................................      39,972          1,041         (3,940)
  Foreign................................................        (614)         4,040          2,358
                                                             --------       --------       --------
                                                               88,406          8,701        (12,355)
Deferred
  Federal................................................      25,836         (2,792)         8,828
  State..................................................       5,475         (3,901)         1,541
  Foreign................................................       7,104         (7,668)        (7,736)
                                                             --------       --------       --------
                                                               38,415        (14,361)         2,633
Tax credits recognized...................................     (34,083)       (20,421)       (15,932)
                                                             --------       --------       --------
     Total income tax (benefit)..........................    $ 92,738       $(26,081)      $(25,654)
                                                             ========       ========       ========
Effective tax rate.......................................      34%           (84)%          (160)%

     The components of the net deferred income tax liability at December 31 were:

                                                                2000         1999
                                                                ----         ----
                                                              (THOUSANDS OF DOLLARS)
Deferred tax liabilities
  Differences between book and tax basis of property........   $82,392      $37,713
  Investments in projects...................................    29,475       17,308
  Goodwill..................................................     2,015        1,117
  Other.....................................................    10,546        5,544
                                                               -------      -------
  Total deferred tax liabilities............................   124,428       61,682
Deferred tax assets
  Deferred revenue..........................................       280          841
  Deferred compensation, accrued vacation and other
     reserves...............................................    23,703       10,996
  Development costs.........................................    13,891        6,768
  Deferred investment tax credits...........................       345          450
  Steam capacity rights.....................................       778          844
  Foreign tax loss carryforwards............................    25,063       20,919
  Other.....................................................     4,726        3,924
                                                               -------      -------
  Total deferred tax assets.................................    68,786       44,742
                                                               -------      -------
  Net deferred tax liability................................   $55,642      $16,940
                                                               =======      =======

     The effective income tax rate for 2000 differs from the statutory federal income tax rate of 35% as follows:

Net Income before income taxes.................    $275,673
Tax at 35%.....................................      96,486      35.00%
State taxes (net of federal benefit)...........      29,541      10.72%
Foreign operations.............................     (10,692)    (3.88)%
Tax credits....................................     (34,083)   (12.36)%
Permanent differences, reserves and other......      11,486       4.16%
                                                   --------    --------
Income tax expense.............................    $ 92,738      33.64%
                                                   ========    ========

     For the year ended December 31, 2000, income tax expense was $92.7 million, compared to an income tax benefit of $26.1 million for the year ended December 31, 1999, an increase of $118.8 million. The increase in tax expense compared to 1999 is due primarily to higher domestic taxable income. This increase was partially offset by additional IRC Section 29 energy tax credits. For the year ended December 31, 2000, NRG Energy's overall effective income tax rate was approximately 34%. NRG Energy's effective income tax rate before recognition of tax credits was approximately 46%. This rate is higher than a combined federal and Minnesota statutory rate because a significant portion of NRG Energy's income is generated in New York City, an area with high state and local tax rates. In addition, NRG Energy has recorded a valuation allowance on certain state and foreign tax losses, also increasing the effective tax rate.

     The effective income tax rate for the years 1999 and 1998 differs from the statutory federal income tax rate of 35% primarily due to state tax, foreign tax and tax credits as shown above. Income and expenses from foreign operations are not subject to U.S. taxes (as discussed below).

     NRG Energy intends to reinvest the earnings of foreign operations except to the extent the earnings are subject to current U.S. income taxes. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on a cumulative amount of unremitted earnings of foreign subsidiaries of approximately $232 million and $195 million at December 31, 2000 and 1999. The additional U.S. income tax and foreign withholding tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. Thus, it is not practicable to estimate the amount of tax that might be payable.

NOTE 11 -- BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS PENSION BENEFITS

PENSION BENEFITS

     NRG Energy participates in the portion of Xcel's noncontributory, defined benefit pension plan which was formerly administered by NSP, and covers substantially all of NRG's employees. Benefits are based on a combination of years of service, and in most cases the employee's highest average pay. Some formulas also take into account Social Security benefits. During 2000, the pension benefits attributable to NRG Energy's 1999 acquisitions were combined with Xcel's plan. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. NRG Energy's net annual periodic pension cost includes the following components:

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                  2000       1999       1998
                                                                  ----       ----       ----
                                                                    (THOUSANDS OF DOLLARS)
Service cost benefits earned................................    $  5,769    $ 1,602    $ 1,303
Interest cost on benefit obligation.........................       6,728      1,739      1,417
Expected return on plan assets..............................     (11,227)    (2,866)    (2,226)
Amortization of prior service cost..........................         394        393        172
Recognized actuarial gain...................................      (5,355)    (2,053)    (1,878)
                                                                --------    -------    -------
  Net periodic benefit credit...............................    $ (3,691)   $(1,185)   $(1,212)
                                                                ========    =======    =======

     The funded status of the pension plan in which NRG Energy employees participate is as follows at December 31:

RECONCILIATION OF FUNDED STATUS

                                                             2000                          1999
                                                  --------------------------    --------------------------
                                                   XCEL PLAN     NRG PORTION     XCEL PLAN     NRG PORTION
                                                   ---------     -----------     ---------     -----------
                                                  (UNAUDITED)                   (UNAUDITED)
                                                                   (THOUSANDS OF DOLLARS)
Benefit obligation at Jan. 1..................    $1,247,849      $ 24,289      $1,143,464       $20,112
Service cost..................................        36,895         5,769          36,421         1,602
Interest cost.................................        99,254         6,728          86,429         1,739
Plan amendments...............................         1,925            --         184,255         2,214
Actuarial (gain)/loss.........................       (27,446)        5,357        (105,634)         (178)
Acquisitions..................................        52,800        52,800              --            --
     Benefit payments.........................      (135,462)       (4,371)        (97,086)       (1,200)
                                                  ----------      --------      ----------       -------
     Benefit obligation at Dec. 31............    $1,275,815      $ 90,572      $1,247,849       $24,289
                                                  ==========      ========      ==========       =======
Fair value of plan assets at Jan. 1...........    $2,418,637      $ 47,078      $2,221,819        39,079
Actual return on plan assets..................        89,651        90,058         293,904         9,199
Benefit payments..............................      (135,462)       (4,371)        (97,086)       (1,200)
Acquisitions..................................        38,412        38,412              --            --
                                                  ----------      --------      ----------       -------
     Fair value of plan assets at Dec. 31.....    $2,411,238      $171,177      $2,418,637       $47,078
                                                  ==========      ========      ==========       =======
Funded status at Dec. 31 - excess of assets
  over obligation.............................    $1,135,423      $ 80,605      $1,170,788       $22,789
Unrecognized transition asset.................          (235)           --            (311)           --
Unrecognized prior service cost...............       254,798         4,381         277,350         4,775
Unrecognized net gain.........................    (1,276,435)      (98,874)     (1,381,889)      (26,944)
                                                  ----------      --------      ----------       -------
     Accrued asset (liability) at Dec. 31.....    $  113,551      $(13,888)     $   65,938       $   620
                                                  ==========      ========      ==========       =======

AMOUNT RECOGNIZED IN THE BALANCE SHEET

                                                                2000                          1999
                                                     --------------------------    --------------------------
                                                      XCEL PLAN     NRG PORTION     XCEL PLAN     NRG PORTION
                                                      ---------     -----------     ---------     -----------
                                                     (UNAUDITED)                   (UNAUDITED)
                                                                      (THOUSANDS OF DOLLARS)
Prepaid benefit cost.............................      $128,034      $     --        $65,938         $ 868
Accrued benefit liability........................       (14,483)      (13,888)            --          (248)
                                                       --------      --------        -------         -----
  Net amount recognized -- asset (liability).....      $113,551      $(13,888)       $65,938         $ 620
                                                       ========      ========        =======         =====

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% for December 31, 2000 and 1999. The rate of increase in future compensation levels used in determining the actuarial present value of the projected obligation was 4.5% in 2000 and 1999. The assumed long-term rate of return on assets used for cost determinations was 8.5% for 2000 and 1999.

     NRG Energy participates in Xcel's defined contribution 401(K) savings plan, as well as sponsoring several of its own defined contribution savings plans as a result of its 1999 and 2000 acquisition activity. Substantially all employees are covered by one of these plans. Total contributions to the plan were approximately $2.2 million, $0.5 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NRG EQUITY PLAN

     During 1998 and 1999, NRG Energy's employees were eligible to participate in its Equity Plan (the Plan). The Plan granted, to employees, phantom equity units that were intended to simulate Stock options. Grant size was based on the participant's position in the Company and base salary. Equity unit valuations were performed annually by an outside valuation firm. The value of an equity unit was the approximate value per share of NRG Energy's stockholder equity as of the valuation date, less the value of Xcel's (formerly NSP) equity investments. The units were awarded to employees annually at the respective year's calculated share price (grant price). The Plan provided employees with a cash pay out for the unit's appreciation in value over the vesting period. The Plan had a seven year vesting schedule with actual payments beginning after the end of the third year and continuing at 20% each year for the subsequent five years. During 2000, 1999 and 1998, NRG Energy recorded compensation expense of approximately $6.0 million, $13.0 million and $2.6 million, respectively, for the Plan.

     The Plan included a change of control provision, which allowed all shares to vest if NRG Energy's ownership were to change. Subsequent to the completion of NRG Energy's initial public offering in June 2000, the Plan was converted to a new stock option plan; see Note 14.

POSTRETIREMENT HEALTH CARE

     NRG Energy participates in Xcel's contributory health and welfare benefit plan which was formerly administered by NSP, and provides health care and death benefits to substantially all NRG Energy retirees. The legacy Xcel plan was terminated for nonbargaining employees retiring after 1998 and for bargaining employees retiring after 1999. For covered retirees, the plan enables NRG Energy to share the cost of retiree health costs. Cost-sharing for bargaining employees is governed by the terms of the collective bargaining agreement.

     NRG Energy also provides postretirement health and welfare benefits for substantially all of its employees associated with the 1999 acquisition activity. The plan administered by NRG Energy provides eligible retirees with both health care and death benefits. Cost sharing varies by acquisition group and the terms of the collective bargaining agreements. The cost of these benefits was reported in the Xcel plan costs in 2000.

     Postretirement health care benefits for NRG Energy are determined and recorded under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the actuarially determined obligation for postretirement health care and death benefits to be fully accrued by the date employees attain full eligibility for such benefits, which is generally when they reach retirement age.

     NRG Energy's net annual periodic benefit cost under SFAS No. 106 includes the following components:

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                 2000     1999     1998
                                                                 ----     ----     ----
                                                                (THOUSANDS OF DOLLARS)
Service cost benefits earned................................    $  833    $   9    $165
Interest cost on benefit obligation.........................     1,270       24     145
Amortization of transition asset............................        --       --      17
Amortization of prior service cost..........................      (104)    (104)    (40)
Recognized actuarial (gain)/loss............................       (28)     (34)      2
                                                                ------    -----    ----
  Net periodic benefit cost (credit)........................    $1,971    $(105)   $289
                                                                ======    =====    ====

     Plan assets as of December 31, 2000 consisted of investments in equity mutual funds, fixed income securities and cash equivalents. NRG Energy's funding policy is to contribute to Xcel's benefits actually paid under the plan.

     The following table sets forth the funded status of the health care plan in which NRG Energy's employees participate at December 31:

RECONCILIATION OF FUNDED STATUS

                                                                2000                          1999
                                                     --------------------------    --------------------------
                                                      XCEL PLAN     NRG PORTION     XCEL PLAN     NRG PORTION
                                                      ---------     -----------     ---------     -----------
                                                     (UNAUDITED)                   (UNAUDITED)
                                                                      (THOUSANDS OF DOLLARS)
Benefit obligation at Jan. 1.....................      $139,934       $   421        $219,762       $1,517
Service cost.....................................           997           833             196            9
Interest cost....................................        12,576         1,270           9,184           24
Employee contributions...........................         2,338             6              --           --
Plan amendments..................................            --            --         (80,840)        (770)
Actuarial loss/(gain)............................        18,782          (755)          3,269         (359)
Acquisitions.....................................        16,445        16,445              --           --
Benefit payments.................................       (20,140)         (_26)        (16,637)          --
                                                       --------       -------        --------       ------
  Benefit obligation at Dec. 31..................      $170,932       $18,194        $134,934       $  421
                                                       ========       =======        ========       ======
Fair Value of plan assets at Jan. 1..............      $ 35,198       $    --        $ 34,514       $   --
Actual return on plan assets.....................           527            --           3,982           --
Employee contributions...........................         2,338             6              --           --
Employer contributions...........................        14,204            20          13,339           --
Benefit payments.................................       (20,140)          (26)        (16,637)          --
                                                       --------       -------        --------       ------
  Fair value of plan assets at Dec. 31...........      $ 32,127       $    --        $ 35,198       $   --
                                                       ========       =======        ========       ======
Funded status at Dec. 31-unfunded obligation.....      $138,805       $18,194        $104,736       $  421
Unrecognized transition obligation...............       (20,376)           --         (22,073)          --
Unrecognized prior service cost..................         2,637         1,348           2,926        1,452
Unrecognized net (gain)/loss.....................       (29,901)        2,106         (10,580)         562
                                                       --------       -------        --------       ------
Accrued liability recorded at Dec. 31............      $ 91,165       $21,648        $ 75,009       $2,435
                                                       ========       =======        ========       ======

     The assumed health care cost trend rates used in measuring the accumulated projected benefit obligation (APBO) at both December 31, 2000 and 1999, were 8.1% for those under age 65, and 6.1 % for those over age

65. The assumed cost trends are expected to decrease each year until they reach 5.5% for both age groups in the year 2004, after which they are assumed to remain constant. A one percent increase in the assumed health care cost trend rate would increase the APBO by approximately $1.8 million as of December 31, 2000. Service and interest cost components of the net periodic postretirement cost would increase by approximately $230,000 with a similar one percent increase in the assumed health care cost trend rate. A one percent decrease in the assumed health care cost trend rate would decrease the APBO by approximately $1.4 million as of December 31, 2000. Service and interest cost components of the net periodic post retirement cost would decrease by approximately $175,000 with a similar one percent decrease in the assumed health care cost trend rate. The assumed discount rate used in determining the APBO was 7.75% for both December 31, 2000 and 1999, compounded annually. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 106 was 8% for 2000, 1999 and 1998.

PENSION AND OTHER BENEFITS -- 1999 ACQUISITIONS

     During 1999, NRG Energy acquired several generating assets and assumed benefit obligations for a number of employees associated with those acquisitions. The plans assumed included noncontributory defined benefit pension formulas, matched 401(k) savings plans, and contributory post-retirement welfare plans. Of the 1999 acquisitions where these obligations were assumed approximately 66 percent of such employees are represented by seven local labor unions under collective bargaining agreements, which expire between 2001 and 2003.

     For these employees, NRG Energy sponsored one noncontributory, defined benefit pension plan that covered most of the employees associated with the 1999 acquisitions. Generally, the benefits are based on a combination of years of service and in most cases the employee's highest average pay. Some formulas also take into account Social Security benefits. During the year 2000, the pension benefit attributable to NRG Energy's 1999 acquisitions were combined with Xcel's plan. The pension formulas remained unchanged.

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                       1999
                                                                       ----
                                                              (THOUSANDS OF DOLLARS)
Service cost benefits earned..............................           $   968
Interest cost on benefit obligation.......................             1,115
Expected return on plan assets............................            (1,193)
                                                                     -------
  Net periodic (benefit) cost.............................           $   890
                                                                     =======

RECONCILIATION OF FUNDED STATUS

                                                                       1999
                                                                       ----
                                                              (THOUSANDS OF DOLLARS)
Benefit obligation at beginning of year...................           $ 24,954
Additional Acquisitions during the year...................             27,330
Service cost..............................................                968
Interest cost.............................................              1,115
Plan amendments...........................................                 --
Actuarial gain............................................             (1,098)
Benefit payments..........................................               (403)
                                                                     --------
     Benefit obligation at Dec. 31........................           $ 52,866
                                                                     ========
Fair value of plan assets at beginning of year............           $ 24,905
Additional assets transferred.............................             10,070
Actual return on plan assets..............................              3,091
Benefit payments..........................................               (403)
                                                                     --------
     Fair value of plan assets at Dec. 31.................           $ 37,663
                                                                     ========
Funded status at Dec. 31- unfunded obligation.............           $(15,203)
Unrecognized transition (asset) obligation................                 --
Unrecognized prior service cost...........................                 --
Unrecognized net gain.....................................             (2,996)
                                                                     --------
     Accrued benefit obligation at Dec. 31................           $(18,199)

AMOUNT RECOGNIZED IN THE BALANCE SHEET

                                                                       1999
                                                                       ----
                                                              (THOUSANDS OF DOLLARS)
Prepaid benefit cost......................................           $     --
Accrued benefit liability.................................            (18,199)
                                                                     --------
  Net amount recognized -- (liability)....................           $(18,199)
                                                                     --------

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

POSTRETIREMENT HEALTH CARE

     NRG Energy has also assumed post retirement health care benefits for some of its employees associated with the 1999 acquisitions. The plan enables NRG Energy and the retirees to share the costs of retiree health care. The cost sharing varies by acquisition group and collective bargaining agreements. There are no existing retirees under these plans as of December 31, 1999. The estimated net periodic postretirement benefit cost for 1999 is $0.85 million. The estimated accumulated post-retirement benefit obligation is $16 million at December 31, 1999.

     During the year 2000, the postretirement health care benefit obligations attributable to NRG Energy's 1999 acquisitions were combined with Xcel's plan.

401(K) PLANS

     NRG Energy also assumed several contributory, defined contribution employee savings plans as a result of its 1999 acquisition activity. These plans comply with Section 401(k) of the Internal Revenue Code and cover substantially all of our employees who are not covered by Xcel's 401(k) Plan. NRG Energy matches specified amounts of employee contributions to the plan. Employer contributions made to these plans were approximately $0.31 million in 1999, respectively.

PENSION AND OTHER BENEFITS -- 2000 ACQUISITIONS

Flinders Power, South Australia

     Flinders Power participates with other companies in the electric generation industry in South Australia, in making payments to pension funds, which are not administered by Flinders Power. Pension costs relating to multi-employer plans were approximately $1.3 million for the period ended August 3, 2000 (date of acquisition), to December 31, 2000.

NOTE 12 -- SALES TO SIGNIFICANT CUSTOMERS

     During 2000, sales to two customers accounted for 22.2% and 12.2% of total revenues from majority owned operations in 2000. Sales to three customers accounted for 21.0%, 19.7% and 10.5% of total revenues from wholly owned operations in 1999.

     NRG Energy and the Ramsey/Washington Resource Recovery Project have a service agreement for waste disposal, which expires in 2006. In 1998, approximately 26.5% of NRG Energy's operating revenues were recognized under this contract. In addition, sales to one thermal customer amounted to 10.3% of operating revenues in 1998.

NOTE 13 -- FINANCIAL INSTRUMENTS

     The estimated December 31 fair values of NRG Energy's recorded financial instruments are as follows:

                                                            2000                        1999
                                                  ------------------------    ------------------------
                                                   CARRYING        FAIR        CARRYING        FAIR
                                                    AMOUNT        VALUE         AMOUNT        VALUE
                                                   --------       -----        --------       -----
                                                                 (THOUSANDS OF DOLLARS)
Cash and cash equivalents.....................    $   95,243    $   95,243    $   31,483    $   31,483
Restricted cash...............................        12,135        12,135        17,441        17,441
Notes receivable, including current portion...        77,012        77,012        71,568        71,568
Long-term debt, including current portion.....     3,797,318     3,838,627     1,971,860     1,931,969

     For cash and cash equivalents and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of notes receivable is based on expected future cash flows discounted at market interest rates. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues.

DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency exchange rates

     In the third quarter of 2000, NRG Energy entered into a contract with a notional amount of approximately $8.8 million to hedge or protect foreign currency denominated cash flows. This foreign currency exchange instrument was a hedge of a Killingholme project distribution and expired in January 2001. If this hedge had been discontinued on December 31, 2000, NRG Energy would have owed the counterparty approximately $700,000.

Interest rates

     As of December 31, 2000, NRG Energy has four interest rate swap agreements with notional amounts totaling approximately $530 million. The contracts are used to manage NRG Energy's exposure to changes in interest rates. If the swaps had been discontinued on December 31, 2000, NRG Energy would have owed the counterparties approximately $28.9 million.

Energy and energy related commodities

     As discussed in Note 2, NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. At December 31, 2000 and 1999, the net notional amount of such transactions was approximately $309 million and $207 million. If these contracts were terminated at December 31, 2000 and 1999, the Company would have received approximately $52.8 and $12 million based on price fluctuations to date.

CREDIT RISK

     Management believes that NRG Energy's exposure to credit risk due to nonperformance by the counterparties to its hedging contracts is insignificant, based on the investment grade rating of the counterparties. Counterparties consist principally of financial institutions and major energy companies.

NOTE 14 -- CAPITAL STOCK

SALE OF STOCK

     In June 2000, NRG Energy sold 32.4 million shares of common stock at $15.00 per share. Net proceeds from the offering were $453.7 million. NRG Energy has authorized capital stock consisting of 550,000,000 shares of common stock, and 250,000,000 shares of Class A common stock. At December 31, 2000, there were approximately 32,396,000 shares of common stock, and 147,605,000 shares of Class A common stock issued and outstanding.

INCENTIVE COMPENSATION PLAN

     In June 2000, NRG Energy adopted a new incentive compensation plan (the New Stock Plan), which will be administered by the Board of Directors, or a committee appointed by the Board of Directors. The New Stock Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock, performance units, performance shares, or cash based awards as determined by the Board of Directors. All officers, certain other employees, and non-employee directors are eligible to participate in the plan. Nine million shares of common stock are authorized for issuance under the Stock Plan. Initially, only stock option grants will be made to certain officers and employees under the plan.

STOCK OPTIONS

     Each new option granted is valued at the fair market value per share at date of grant. The difference between the option price and the fair market value, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. Options granted vest over a period of five years, with 25% vesting in each of the years two through five and generally expire ten years from the date of grant. The average exercise price of vested options at December 31, 2000 was $9.51 all of which were granted in replacement of units previously outstanding under the equity plan. Compensation expense related to options granted totaled $7.2 million, for the year ended December 31, 2000.

     At December 31, 2000, no employee stock options were exercisable. Other options currently granted under the equity plan will fully vest periodically and become exercisable through the year 2005 at prices ranging from $5.75 to $17.25. Stock option transactions for 2000 were (shares in thousands):

                                                                      YEAR ENDED
                                                                  DECEMBER 31, 2000
                                                                ----------------------
                                                                            WEIGHTED
                                                                            AVERAGE
                                                                SHARES    OPTION PRICE
                                                                ------    ------------
Outstanding at beginning of period..........................        --       $  --
Granted.....................................................     4,304        9.51
Exercised...................................................        --          --
Canceled or expired.........................................        --          --
Other, contingent share issuance............................        --          --
                                                                ------       -----
Outstanding at end of period................................     4,304       $9.51
                                                                ------       -----
Exercisable at end of period................................        --       $  --
                                                                ------       -----

     The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands of shares):

                                                                OPTIONS OUTSTANDING         OPTIONS EXERCISED
                                                               ----------------------    -----------------------
                                                                WEIGHTED
                                                                AVERAGE      WEIGHTED                   WEIGHTED
                                                               REMAINING     AVERAGE                    AVERAGE
                                                   TOTAL          LIFE       EXERCISE       TOTAL       EXERCISE
          RANGE OF EXERCISE PRICES              OUTSTANDING    (IN YEARS)     PRICE      EXERCISABLE     PRICE
          ------------------------              -----------    ----------    --------    -----------    --------
$5.13 - $7.67...............................       1,340          3.1         $6.31             --         $--
$7.68 - $10.25..............................       1,894          6.9          8.57             --         --
$10.26 - $15.38.............................       1,032          9.4         15.00             --         --
$15.39 - $17.94.............................          19          7.3         17.25             --         --
$17.95 - $23.06.............................          16          9.9         22.50             --         --
$23.07 - $25.63.............................           3          9.3         25.63             --         --
                                                   -----          ---         -----       --------         --
  Total.....................................       4,304          6.3         $9.51             --         $--
                                                   =====          ===         =====       ========         ==

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2000.

                                              2000
                                              ----
Dividends per year........................       --
Expected volatility.......................    50.26
Risk-free interest rate...................     5.01
Expected life (years).....................        7

     Using the Black-Scholes option-pricing model, the weighted average fair value of NRG Energy's stock options granted for 2000 is $14.38.

     NRG Energy accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock-Based

Compensation (SFAS No. 123), NRG Energy's net income and per share amounts would have approximated the following pro forma amounts for the year ended December 31, 2000.

                                                              2000
                                                              ----
Net income...............................    As reported    $182,935
                                               Pro Forma     182,279
Earnings per share data:
Basic earnings per share.................    As reported    $   1.10
                                               Pro Forma        1.10
Diluted earnings per share...............    As reported        1.10
                                               Pro Forma        1.09

NOTE 15 -- EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. NRG Energy's only common equivalent shares are those that result from dilutive common stock options. The reconciliation of basic earnings per common share to diluted earnings per share is shown in the following table (in thousands, except per share data):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------------------------
                                          2000                            1999                            1998
                             ------------------------------   -----------------------------   -----------------------------
                                                  PER SHARE                       PER SHARE                       PER SHARE
                              INCOME    SHARES     AMOUNT     INCOME    SHARES     AMOUNT     INCOME    SHARES     AMOUNT
                              ------    ------    ---------   ------    ------    ---------   ------    ------    ---------
Basic earnings per share
  Income before
    extraordinary items....  $182,935   165,861     $1.10     $57,195   147,605     $.39      $41,732   147,605     $.28
  Effect of dilutive
    securities Stock
    options................        --     1,128        --          --        --       --           --        --       --
                             --------   -------     -----     -------   -------     ----      -------   -------     ----
Diluted earnings per
  share....................  $182,935   166,989     $1.10     $57,195   147,605     $.39      $41,732   147,605     $.28
                             ========   =======     =====     =======   =======     ====      =======   =======     ====

     As of December 31, 2000, 2,700 options have been excluded from the dilutive calculation above as their exercise price exceeded the average fair market value of NRG Energy's common stock.

NOTE 16 -- CASHFLOW INFORMATION

     Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                                   2000          1999        1998
                                                                   ----          ----        ----
                                                                      (THOUSANDS OF DOLLARS)
Interest paid (net of amount capitalized)...................    $  352,813    $   82,891    $49,089
                                                                ----------    ----------    -------
Taxes paid/(refunds)........................................    $   20,923    $  (54,384)   $(6,797)
                                                                ----------    ----------    -------
Detail of businesses and assets acquired:
  Current assets and other..................................    $   97,970    $  110,821    $    --
  Fair value of non-current assets..........................     1,896,113     1,433,370         --
  Liabilities assumed, including deferred taxes.............       (81,126)      (24,826)        --
                                                                ----------    ----------    -------
  Cash paid net of cash acquired............................    $1,912,957    $1,519,365    $    --
                                                                ==========    ==========    =======

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     NRG Energy leases certain of its facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2010. Rental expense under these operating leases was

$2.3 million, $2.2 million and $1.7 million in 2000, 1999 and 1998, respectively. Future minimum lease commitments under these leases for the years ending after December 31, 2000 are as follows:

                                                                (THOUSANDS OF
                                                                  DOLLARS)
                                                                -------------
2001........................................................       $ 3,254
2002........................................................         2,962
2003........................................................         2,878
2004........................................................         2,743
2005........................................................         2,365
Thereafter..................................................        11,434
                                                                   -------
  Total.....................................................       $25,636
                                                                   =======

CAPITAL COMMITMENTS

     NRG Energy's management expects future capital expenditures related to projects listed below, as well as construction and the purchase of turbines, to total approximately $6,500 million in the years 2001 through 2005. NRG Energy anticipates funding its ongoing capital requirements through the issuance of debt, equity and equity like instruments, preferred stock and operating cash flows.

     NRG Energy has contractually agreed to the monetization of certain tax credits generated from landfill gas sales through the year 2007.

     In 1999, NRG Energy and its partners were selected as winning bidder to enter into a 20-year lease of the 600 MW Seyitomer Power Station and related lignite mine located in Kuthya, Turkey. In 1998, also with partners, NRG Energy won a bid to enter into a 20-year lease of the 457 MW coal-fired Kangal plant in central Turkey. A law has been introduced in the Turkish parliament that would require these projects, among others, to close by June 30, 2001 or be cancelled, and NRG Energy is working to meet this deadline.

     In January 2000, NRG Energy executed purchase agreements with subsidiaries of Conectiv to acquire 1,875 MW of coal, gas and oil-fired electric generating capacity and other assets in New Jersey, Delaware, Maryland and Pennsylvania. NRG Energy will pay approximately $800 million for the assets. NRG Energy expects the acquisition to close in the second quarter of 2001.

     In August 2000, NRG Energy signed a Heads of Terms Agreement with Eesti Energia, the Estonian state-owned electric utility, providing for the purchase for approximately $65.5 million of a 49% stake in Narva Power, the owner and operator of the oil shale-fired Eesti and Balti power plants, located near Narva, Estonia. The plants have a combined capacity of approximately 2,700 MW. NRG Energy expects the acquisition to close in the second quarter of 2001.

     In October 2000, NRG Energy signed an asset purchase agreement to acquire from Sierra Pacific Resources its 50% interest in the 522 MW coal-fired North Valmy Station located in Valmy, Nevada, and a 100% interest in 25 MW of peaking units near the North Valmy Station, for a purchase price of approximately $273 million. Idaho Power, the other 50% owner of the North Valmy Station, has a 180-day right of first refusal to purchase this 50%. The right of first refusal expires in May 2001. In addition, the California legislature recently enacted legislation prohibiting any public utility from selling any generation asset until 2006. This law applies to Sierra Pacific Resources because approximately 10% of its ratepayers are located in California. NRG Energy is working to have legislation introduced to exempt the North Valmy Station and the peaking units from the application of this law.

     In November 2000, NRG Energy agreed to form a partnership with Avista-STEAG LLC to build, operate and manage a 633 MW natural gas-fired power plant in Fort Bend County, Texas. NRG Energy expects to own 50% of the project. NRG Energy estimates that its investment in the project will total approximately $163 million. Construction of the plant is expected to begin in early 2001, with commercial operation expected in February 2003.

     In November 2000, NRG Energy in conjunction with its partner Dynegy Inc., executed asset purchase agreements to acquire the 740 MW gas-fired Clark Station and 445 MW of the 605 MW coal-fired Reid Gardner Station, both located near Las Vegas, Nevada. The purchase price is approximately $634 million. NRG Energy expects to close the acquisition during the second quarter of 2001. In addition, NRG Energy and Dynegy are negotiating to acquire an additional 145 MW of the Reid Gardner Station.

     In December 2000, NRG Energy signed asset purchase agreements to acquire the 585 MW coal-fired Bridgeport Harbor Station and the 466 MW oil and gas-fired New Haven Harbor Station in Connecticut for approximately $325 million. NRG Energy expects the acquisition to close during the second quarter of 2001.

     In December 2000, NRG Energy and its partner, Dynegy Inc., submitted permit applications in respect of a planned repowering of our jointly-owned El Segundo Station in El Segundo, California. The planned repowering would add approximately 621 MW of generating capacity to the facility at a cost of approximately $368 million. Prior to the repowering, approximately 350 MW at the El Segundo Station will be decommissioned. The repowering project has a targeted operation date of June 2003.

     In December 2000, NRG Energy signed a purchase agreement to acquire a 540 MW natural gas-fired generation facility being developed in Meriden, Connecticut, for a purchase price of approximately $25 million. NRG Energy expects to close the acquisition in the first quarter of 2001. NRG Energy estimates costs of approximately $384 million to complete construction of the plant, which has a planned commercial operation date of June 2003.

CONTINGENT REVENUES

Regulatory Issue

     On March 30, 2000, NRG Energy received notification from the New York Independent System Operator (NYISO) of its petition to the Federal Energy Regulatory Commission (FERC) to place a $2.52 per megawatt hour market cap on ancillary service revenues. The NYISO also requested authority to impose this cap on a retroactive basis to March 1, 2000.

     On May 31, 2000, the FERC approved the NYISO's request to impose price limitations on one ancillary service, Ten Minute Non-Synchronized Reserves (TMNSR) on a prospective basis only, effective March 28, 2000. The FERC rejected the NYISO's request for authority to adjust the market-clearing prices for TMNSR on a retroactive basis. As a result of the FERC order, (unless the NYISO or other party successfully appeals the order), NRG Energy will retain approximately $8.0 million of revenues collected in February 2000. NRG Energy has included in revenues, but has not yet collected for March 2000, approximately $8.2 million, which has been fully reserved for as of December 31, 2000.

Disputed Revenues

     As of December 31, 2000, NRG Energy had disputed revenues totaling $13.1 million relating to the interpretation of certain transmission power sales agreements and to sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. NRG Energy is actively pursuing resolution and/or collection of these amounts. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured.

     As of December 31, 2000, NRG Energy's portion of disputed revenues of its California affiliates totaled $17.4 million. These amounts relate to disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO imposing various revenue caps on the wholesale price of electricity. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured.

California Liquidity Crisis

     NRG Energy owns approximately 1,569 MW of net generating capacity in California, which represented approximately 11% of its net MW of operating projects and projects under construction as of December 31, 2000.

     NRG Energy's California generation assets consist primarily of interests in the Crockett and Mt. Poso facilities and a 50% interest in West Coast Power LLC, formed in 1999 with Dynegy, Inc. Through the California Power Exchange (PX) and the California Independent System Operator (ISO), the West Coast Power facilities sell power to Pacific Gas and Electric Company (PG&E), Southern California Edison Company (SCE) and San Diego Gas and Electric Company (SDG&E), the three major California investor owned utilities. Crockett, Mt. Poso, and certain of NRG Energy's other California facilities also sell directly to PG&E, SCE and SDG&E. The liquidity crisis faced by both PG&E and SCE, as a result of tight electricity supplies, rising wholesale electric prices and caps on the rates that PG&E and SCE may charge their retail customers, has caused both PG&E and SCE to partially suspend payments to the California PX and the California ISO.

     NRG Energy's share of the accounts receivable owed to its California operations by the California PX, the California ISO and the three major California utilities totaled approximately $105 million as of December 31, 2000. NRG Energy believes that the amounts that have been recorded as accounts receivable will ultimately be collected in full; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of these receivables will become more questionable in terms of both timing and amount.

CONTRACTUAL COMMITMENTS

     In connection with the recent acquisition of certain generating facilities NRG Energy has entered into various long-term transition agreements and standard offer agreements that obligated NRG Energy to provide its customers, primarily the previous owners of the acquired facilities, with a certain portion of the energy and capacity output of the acquired facilities.

     During 1999, NRG Energy acquired the Huntley and Dunkirk generating facilities from Niagara Mohawk Power Corporation (NiMo). In connection with this acquisition, NRG Energy entered into a 4-year agreement with NiMo that requires NRG Energy to provide to NiMo pursuant to a predetermined schedule fixed quantities of energy and capacity at a fixed price.

     During 1999, NRG Energy acquired certain generating facilities from Connecticut Light and Power Company (CL&P). NRG also entered into a 4-year standard offer agreement that requires NRG Energy to provide to CL&P a portion of its load requirements through the year 2003 at a substantially fixed rate.

     During 2000, NRG Energy acquired the non-nuclear generating assets of Cajun Electric. Upon acquisition of the facilities, NRG Energy entered into various long-term power purchase agreements with the former customers of Cajun Electric, primarily distribution cooperatives and municipalities. These agreements specify that NRG Energy provide these customers with all requirements necessary to satisfy the energy and capacity needs of their retail load.

     Also during 2000, NRG Energy acquired the Killingholme generating facilities from National Power plc. In connection with this acquisition, NRG Energy entered into certain agreements to provide the natural gas to operate the facility which generally sells its power into the spot market. NRG Energy has entered into two gas purchase agreements, the first being a 5-year agreement that provides approximately 30% of the generating facilities natural gas requirements and the second agreement being a 10-year agreement that provides approximately 70% of the generating facilities natural gas requirements. NRG Energy has also entered into a 5-year fixed price agreement to resell up to 15% of the gas it has contracted for at a slightly higher price.

     Also during 2000, NRG Energy acquired the Flinders Power operations in South Australia. Upon the closing of the acquisition, NRG Energy assumed a gas purchase and sales agreement relating to the Osborne generating plant with a remaining life of 18-years. These agreements require NRG Energy to purchase a specified quantity of natural gas from a third party supplier at a fixed price for 18-years and resell the natural gas to Osborne at a fixed price for 13-years. The sales price is substantially lower than the purchase price. NRG Energy has recorded the loss associated with this out of the market contract on its balance sheet. In addition, NRG Energy has entered into a contract for differences agreement which provides for the sale of energy into the South Australian power pool through the year 2002. The agreement provides for a swap of the variable market price to a fixed price.

ENVIRONMENTAL REGULATIONS

     NRG Energy, like most industrial enterprises, is subject to regulation with respect to the environmental impact of its operations, including air, water and land, limitations on land use, disposal of waste, aesthetics and other matters.

     Environmental laws and/or regulations derived therefrom generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, with regard to fault, on entities responsible for certain releases of hazardous substances to manage such materials properly and to clean up property affected by their production and discharge. NRG Energy expects to spend approximately $60 million for capital expenditures between 2001 and 2005 for environmental compliance, which includes the possible installation of Nitrogen oxides (NOx) control technology at the Somerset facility, resolution of consent orders for remediation at the Arthur Kill and Astoria facilities, the resolution of a consent order for water intake at the Arthur Kill facility, and completing remediation-related requirements under the Connecticut Transfer Act. During the years 2000, 1999 and 1998, NRG Energy recorded approximately $3.4 million, $0.3 million and $0 of expenditures related to environmental matters.

     In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. As of December 31, 2000, NRG Energy has established such accruals in the amount of approximately $6.0 million. Such accruals primarily include estimated costs associated with remediation. NRG Energy has not used discounting in determining its accrued liabilities for environmental remediation and no claims for possible recovery from third party issuers or other parties related to environmental costs have been recognized in NRG Energy's consolidated financial statements. NRG Energy adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimatable, or when current remediation estimates are adjusted to reflect new information.

NOTE 18 -- SEGMENT REPORTING

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Independent Power Generation outside North America (Europe, Asia Pacific and Other Americas regions), Alternative Energy and Thermal projects. NRG Energy's Revenues from wholly owned operations attributable to Europe and Asia Pacific primarily relate to operations in the United Kingdom and Australia, respectively. These segments are distinct components with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments.

                                                               POWER GENERATION
                                             -----------------------------------------------------
                                                                                           OTHER
                                             NORTH AMERICA     EUROPE     ASIA PACIFIC    AMERICAS
                                             -------------     ------     ------------    --------
                                                            (THOUSANDS OF DOLLARS)
2000
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned
  operations.............................     $1,578,706      $197,718     $  94,681      $    291
Inter-segment Revenues...................             --            --            --            --
Equity in earnings of unconsolidated
  Affiliates.............................        138,655         9,098         3,456         5,704
                                              ----------      --------     ---------      --------
Total operating revenues and equity
  earnings...............................      1,717,361       206,816        98,137         5,995
                                              ----------      --------     ---------      --------
Operating Income.........................        596,919        32,573         6,297         2,268
                                              ----------      --------     ---------      --------
Net Income...............................     $  241,846      $  9,706     $   9,343      $  3,607
                                              ==========      ========     =========      ========

                                             ALTERNATIVE
                                               ENERGY        THERMAL        OTHER          TOTAL
                                             -----------     -------        -----          -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned
  Operations............................     $   39,379      $ 87,802     $  17,789      $2,016,366
Inter-segment Revenues..................          2,256            --            --           2,256
Equity in earnings of unconsolidated
  Affiliates............................        (17,300)         (249)           --         139,364
                                             ----------      --------     ---------      ----------
Total operating revenues and equity
  earnings..............................         24,335        87,553        17,789       2,157,986
                                             ----------      --------     ---------      ----------
Operating (Loss) Income.................        (28,898)       20,303       (56,389)        573,073
                                             ----------      --------     ---------      ----------
Net Income (Loss).......................     $   14,637      $  7,590     $(103,794)     $  182,935
                                             ==========      ========     =========      ==========

     Total assets as of December 31, 2000, for North America, Europe, Asia Pacific and Other Americas total $4,411 million, $828 million, $599 million and $141 million, respectively.

                                                               POWER GENERATION
                                             -----------------------------------------------------
                                                                                           OTHER
                                             NORTH AMERICA     EUROPE     ASIA PACIFIC    AMERICAS
                                             -------------     ------     ------------    --------
                                                            (THOUSANDS OF DOLLARS)
1999
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned
  operations.............................     $  319,598      $     --     $   3,155      $    189
Inter-segment Revenues...................             --            --            --            --
Equity in earnings of unconsolidated
  Affiliates.............................         31,052        22,840         9,915         5,879
                                              ----------      --------     ---------      --------
Total operating revenues and equity
  earnings...............................        350,650        22,840        13,070         6,068
                                              ----------      --------     ---------      --------
Operating Income.........................        114,628         9,168         7,901         2,916
                                              ----------      --------     ---------      --------
Net Income...............................     $   71,850      $  9,509     $  15,028      $  3,502
                                              ==========      ========     =========      ========

                                              ALTERNATIVE
                                                ENERGY        THERMAL        OTHER         TOTAL
                                              -----------     -------        -----         -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned
  operations.............................     $   26,934      $ 76,277     $   5,402      $431,555
Inter-segment Revenues...................            963            --            --           963
Equity in earnings of unconsolidated
  Affiliates.............................         (2,205)           19            --        67,500
                                              ----------      --------     ---------      --------
Total operating revenues and equity
  Earnings...............................         25,692        76,296         5,402       500,018
                                              ----------      --------     ---------      --------
Operating Income (Loss)..................        (13,288)       18,746       (30,551)      109,520
                                              ----------      --------     ---------      --------
Net Income (Loss)........................     $   10,243      $  6,506     $ (59,443)     $ 57,195
                                              ==========      ========     =========      ========

     Total assets as of December 31, 1999, for North America, Europe, Asia Pacific and Other Americas total $2,789 million, $179 million, $346 million and $117 million, respectively.

                                                               POWER GENERATION
                                             -----------------------------------------------------
                                                                                           OTHER
                                             NORTH AMERICA     EUROPE     ASIA PACIFIC    AMERICAS
                                             -------------     ------     ------------    --------
                                                            (THOUSANDS OF DOLLARS)
1998
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned
  operations.............................     $    8,185      $     --     $      --      $     --
Intersegment Revenues....................             --            --            --            --
Equity in earnings of unconsolidated
  Affiliates.............................         49,354        13,561        17,264         1,769
                                              ----------      --------     ---------      --------
Total operating revenues and equity
  Earnings...............................         57,539        13,561        17,264         1,769
                                              ----------      --------     ---------      --------
Operating Income.........................         56,561        13,561        17,264         1,769
                                              ----------      --------     ---------      --------
Change of interest in projects...........            231        27,819       (22,023)       (2,816)
                                              ----------      --------     ---------      --------
Net Income (Loss)........................     $   40,103      $ 31,160     $   2,025      $    118
                                              ==========      ========     =========      ========

                                              ALTERNATIVE
                                                ENERGY        THERMAL        OTHER         TOTAL
                                              -----------     -------        -----         -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned
  operations.............................     $   30,143      $ 52,699     $   7,660      $ 98,687
Intersegment Revenues....................          1,737            --            --         1,737
Equity in earnings of unconsolidated
  Affiliates.............................         (1,314)        1,215          (143)       81,706
                                              ----------      --------     ---------      --------
Total operating revenues and equity
  earnings...............................         30,566        53,914         7,517       182,130
                                              ----------      --------     ---------      --------
Operating Income.........................         (3,780)       16,693       (45,056)       57,012
                                              ----------      --------     ---------      --------
Change of interest in projects...........             --            --            --         3,211
                                              ----------      --------     ---------      --------
Net Income (Loss)........................     $   13,427      $  6,600     $ (51,701)     $ 41,732
                                              ==========      ========     =========      ========

     Total assets as of December 31, 1998, for North America, Europe, Asia Pacific and Other Americas total $702 million, $168 million, $328 million and $95 million, respectively.

NOTE 19 -- JOINTLY OWNED PLANT

     On March 31, 2000, NRG Energy acquired a 58% interest in the Big Cajun II, Unit 3 generation plant. Entergy Gulf States owns the remaining 42%. Big Cajun II, Unit 3 is operated and maintained by Louisiana Generating pursuant to a joint ownership participation and operating agreement. Under this agreement, Louisiana Generating and Entergy Gulf States are each entitled to their ownership percentage of the hourly net electrical output of Big Cajun II, Unit
3. All fixed costs are shared in proportion to the ownership interests. Fixed costs include the cost of operating common facilities. All variable costs are incurred in proportion to the energy delivered to the owners. NRG Energy's income statement includes our share of all fixed and variable costs of operating the unit. NRG Energy's 58% share of the original cost included in Plant, Property and Equipment at December 31, 2000 was $179.1 million. The corresponding accumulated depreciation and amortization was $3.4 million.

NOTE 20 -- DECOMMISSIONING FUNDS

     NRG Energy is required by the State of Louisiana Department of Environmental Quality ("DEQ") to rehabilitate NRG Energy's Big Cajun II ash and wastewater impoundment areas, subsequent to the Big Cajun II facilities' removal from service. On July 1, 1989, a guarantor trust fund (the "Solid Waste Disposal Trust Fund") was established to accumulate the estimated funds necessary for such purpose. NRG Energy's predecessor deposited $1.06 million in the Solid Waste Disposal Trust Fund in 1989, and funded $116,000 annually thereafter, based upon an estimated future rehabilitation cost (in 1989 dollars) of approximately $3.5 million and the remaining estimated useful life of the Big Cajun II facilities. Cumulative contributions to the Solid Waste Disposal Trust Fund and earnings on the investments therein are accrued as a decommissioning liability. At December 31, 2000, the carrying value of the trust fund investments and the related accrued decommissioning liability was approximately $3.9 million. The trust fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value.

NOTE 21 -- UNAUDITED PRO FORMA RESULTS OF OPERATIONS -- CAJUN ACQUISITION

     During March 2000, NRG Energy completed its acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1,056 million. The following information summarizes the unaudited pro forma results of operations as if the acquisition had occurred as of the beginning of the twelve-month period ended December 31, 2000 and 1999. The unaudited pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or financial position or of what the earnings and financial position would have been had the acquisition of the Cajun facilities been consummated at the beginning of the respective periods or as of the date for which unaudited pro forma financial information is presented.

                                                                  PRO FORMA        PRO FORMA
                                                                   TWELVE           TWELVE
                                                                   MONTHS           MONTHS
                                                                    ENDED            ENDED
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2000             1999
                                                                ------------     ------------
                                                                (THOUSANDS OF DOLLARS, EXCEPT
                                                                      PER SHARE AMOUNTS)
OPERATING REVENUES AND EQUITY EARNINGS
  Revenues from majority-owned operations...................     $2,098,604        $801,080
  Equity in earnings of unconsolidated affiliates...........        139,364          67,500
                                                                 ----------        --------
TOTAL OPERATING REVENUES AND EQUITY EARNINGS................      2,237,968         868,580
Total operating costs and expenses..........................      1,653,021         678,915
                                                                 ----------        --------
OPERATING INCOME............................................        584,947         189,665
Other expense...............................................        315,191         153,524
                                                                 ----------        --------
INCOME BEFORE INCOME TAXES..................................        269,756          36,141
Income tax expense (benefit)................................         90,290         (24,001)
                                                                 ----------        --------
NET INCOME..................................................     $  179,466        $ 60,142
                                                                 ==========        ========
EARNINGS PER AVERAGE COMMON SHARE -- DILUTED................     $     1.07        $   0.41

NOTE 22 -- SUBSEQUENT EVENTS

LS Power Acquisition

     In January 2001, NRG Energy completed the acquisition of a 5,691 MW portfolio of operating projects and projects in construction and advanced development from LS Power, LLC for $708 million, subject to purchase price adjustments. Additionally, until December 31, 2005, NRG Energy has the opportunity to acquire ownership interests in the next 3,000 MW of generation projects developed and offered for sale by LS Power and its partners. This acquisition was initially financed in part by a $600 million bridge credit agreement which has a maturity date of December 31, 2001. At January 31, 2001, the weighted average interest rate was 6.425%.

California Liquidity Crisis

     With respect to the liquidity crisis in California discussed in Note 17, various legislative, regulatory and legal remedies to the liquidity crisis faced by PG&E and SCE have been implemented or are being pursued. Assembly Bill 1X, which authorizes the California Department of Water Resources to enter into contracts for the purchase of electric power through January 1, 2003 and to issue revenue bonds to fund such purchases, was signed into law by the Governor of California on February 1, 2001. Assembly Bill 18X, which provides a framework for the recovery of PG&E and SCE's uncollected expenses for purchasing power for delivery to their retail customers, is currently under consideration in the California legislature.

     The delayed collection of receivables owed to West Coast Power resulted in a covenant default under its credit agreement. West Coast Power is working with its lenders to secure their agreement to forebear exercising their remedies under the credit agreement.

NOTE 23 -- UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly unaudited financial data is as follows:

                                                                 QUARTER ENDED 2000
                                            -------------------------------------------------------------
                                             MAR 31     JUNE 30     SEPT 30      DEC 31     TOTAL YEAR(1)
                                             ------     -------     -------      ------     -------------
                                                   (THOUSANDS OF DOLLARS,EXCEPT PER SHARE AMOUNTS)
Revenues and equity earnings............    $323,027    $522,009    $624,798    $688,152     $2,157,986
Operating Income........................      62,937     154,128     227,209     128,799        573,073
Net income..............................       8,746      43,581      88,604      42,004        182,935
Earnings per share:
  Basic.................................    $    .06    $    .28    $    .49    $    .23     $     1.10
  Diluted...............................         .06         .28         .49         .23           1.10

                                                                 QUARTER ENDED 1999
                                            -------------------------------------------------------------
                                             MAR 31     JUNE 30     SEPT 30      DEC 31     TOTAL YEAR(1)
                                             ------     -------     -------      ------     -------------
                                                   (THOUSANDS OF DOLLARS,EXCEPT PER SHARE AMOUNTS)
Revenues and equity earnings............    $ 46,514    $ 66,659    $170,408    $216,437     $  500,018
Operating (loss) income.................      (2,145)      2,956      57,948      50,761        109,520
Net (loss) income.......................        (940)      2,341      27,607      28,187         57,195
Earnings per share:
  Basic.................................    $   (.01)   $    .02    $    .19    $    .19     $      .39
  Diluted...............................        (.01)        .02         .19         .19            .39

---------------
(1) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

                                NRG ENERGY, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

               COLUMN A                     COLUMN B              COLUMN C              COLUMN D        COLUMN E
--------------------------------------    ------------    ------------------------    -------------    ----------
                                                                 ADDITIONS
                                                          ------------------------
                                           BALANCE AT     CHARGED TO    CHARGED TO                     BALANCE AT
                                          BEGINNING OF    COSTS AND       OTHER                          END OF
             DESCRIPTION                     PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS(1)      PERIOD
             -----------                  ------------    ----------    ----------    -------------    ----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheet:
  2000................................        $186         $25,885                       $(4,872)       $21,199
  1999................................         100             116                           (30)           186
  1998................................         100              --            --              --            100

---------------

Note:

(1) Amounts deemed to be uncollectible, Net of recoveries.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers required by this Item is set forth as Part I Item 1 Business (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in NRG Energy's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     Information required by this Item will be contained in NRG Energy's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information required by this Item will be contained in NRG Energy's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be contained in NRG Energy's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           PENDING COMPLETION

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

            Exhibit 99.2 contains the financial statements of Saale Energie GmbH ("Saale").

            Exhibit 99.3 contains the financial statements of Sunshine State Power BVI and Sunshine State Power BVII (the "Sunshines").

            Exhibit 99.4 contains the financial statements of West Coast Power LLC ("West Coast Power").

            All other financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3)  Exhibits

 3.1     Amended and Restated Certificate of Incorporation.(9)
 3.2     By-Laws.(9)
 4.1 Indenture, dated as of January 31, 1996, between the Company and Norwest Bank Minnesota, National Association, As
         Trustee.(1)
 4.2 Indenture, dated as of June 1, 1997, between the Company and Norwest Bank Minnesota, National Association.(1)
 4.3     Form of Exchange Notes.(1)
 4.4     Indenture between the Company and Norwest Bank Minnesota,
         National Association, as Trustee dated as of May 25,
         1999.(4)
 4.5 Indenture, dated as of November 8, 1999, between the Company and Norwest Bank Minnesota, National Association as
         Trustee.(7)
 4.6 Indenture, dated as of February 22, 2000, between the Company, NRG Northeast Generating LLC and Chase Manhattan
         Bank, as Trustee.(8)
 4.7     NRG Energy Pass-Through Trust 2000-1, $250,000,000 8.70%
         Remarketable or Redeemable Securities ("ROARS") due March
         15, 2005.(8)
 4.8 Trust Agreement, dated March 20, 2000, between the Company and The Bank of New York, as Trustee.(8)
 4.9     Indenture, dated March 20, 2000, between the Company and The
         Bank of New York, as Trustee, 160,000,000 pounds sterling
         Reset Senior Notes due March 15, 2020.(8)
 4.10    Form of Common Stock Certificate.(9)
 4.11    Indenture, dated September 11, 2000, between the Company and
         Wells Fargo Bank Minnesota, National Association, as
         Trustee.(10)
 4.12 Form of Supplemental Indenture to be used in connection with the issuance of Debentures.(11)
 4.13    Form of Indenture.(11)
 4.14 Form of Purchase Contract Agreement between the Company and the Purchase Contract Agent to be named therein.(11)

 4.15    Form of Corporate Unit Certificate.(11)
 4.16    Form of Pledge Agreement among the Company, the Collateral
         Agent and the Unit Agent, each to be named therein.(11)
 4.17    Form of Remarketing Agreement among the Company, the
         Purchase Contract Agent and the Remarketing Agent, each to be named therein.(11)
 4.18    Indenture, dated March 13, 2001, between the Company and The
         Bank of New York, a New York banking corporation, as Trustee.(12)
 4.19 First Supplement Indenture, dated March 13, 2001, between the Company and The Bank of New York, a New York banking corporation, as Trustee.(12)
10.1     Employment Contract, dated as of June 28, 1995, between the
         Company and David H. Peterson.(1)
10.2     Note Agreement, dated August 20, 1993, between the Company,
         Energy Center, Inc. and each of the purchasers named therein.(1)
10.3     Master Shelf and Revolving Credit Agreement, dated August
         20, 1993, between the Company, Energy Center, Inc., The
         Prudential Insurance Registrants of America and each
         Prudential Affiliate, which becomes party thereto.(1)
10.4     Energy Agreement, dated February 12, 1988, between the
         Company (formerly known as Norenco Corporation) and Waldorf
         Corporation (the "Energy Agreement").(1)
10.5     First Amendment to the Energy Agreement, dated August 27,
         1993.(1)
10.6     Second Amendment to the Energy Agreement, dated January 31,
         1996.(1)
10.7     Third Amendment to the Energy Agreement, dated August 25,
         1997.(1)
10.8     Construction, Acquisition and Term Loan Agreement, dated
         September 2, 1997, between NEO Landfill Gas, Inc, as
         Borrower, the lenders named on the signature pages, Credit
         Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corporation, as Term Agent.(1)
10.9 Guaranty, dated September 12, 1997, by the Company in favor of Credit Lyonnais New York Branch, as agent for the Construction/Acquisition Lenders.(1)
10.10    Construction, Acquisition and Term Loan Agreement, dated
         September 2, 1997, between Minnesota Methane LLC, as
         Borrower, the lenders named on the signature pages, Credit
         Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corporation, as Term Agent.(1)
10.11 Guaranty, dated September 12, 1997, by the Company in favor of Credit Lyonnais New York Branch, as agent for the Construction/Acquisition Lenders.(1)
10.12    Non Operating Interest Acquisition Agreement dated as of
         September 12, 1997, between the Company and NEO
         Corporation.(1)
10.13    Employment Agreements, dated April 15, 1998, between the
         Company and certain officers.(3)
10.14    Wholesale Standard Offer Service Agreement, dated October
         13, 1998, between Blackstone Valley Electric Company,
         Eastern Edison Company, Newport Electric Corporation and NRG
         Power Marketing, Inc.(5)
10.15    Asset Sales Agreement, dated December 23, 1998, between the
         Company and Niagara Mohawk Power Corporation.(5)
10.16    First Amendment to Wholesale Standard Offer Service
         Agreement, dated January 15, 1999, between Blackstone Valley
         Electric Company, Eastern Edison Company, Newport Electric
         Corporation and NRG Power Marketing, Inc.(5)
10.17    Generating Plant and Gas Turbine Asset Purchase and Sale
         Agreement for the Arthur Kill generating plants and Astoria gas turbines, dated January 27, 1999, between the Company and Consolidated Edison Company of New York, Inc.(5)

10.18    Transition Energy Sales Agreement, dated June 1, 1999,
         between Arthur Kill Power LLC and Consolidated Edison
         Company of New York, Inc.(5)
10.19    Transition Power Purchase Agreement, dated June 1, 1999,
         between Astoria Gas Turbine Power LLC and Consolidated
         Edison Company of New York, Inc.(5)
10.20    Transition Power Purchase Agreement, dated June 11, 1999,
         between Niagara Mohawk Power Corporation and Huntley Power
         LLC.(5)
10.21    Transition Power Purchase Agreement, dated June 11, 1999,
         between Niagara Mohawk Power Corporation and Dunkirk Power
         LLC.(5)
10.22    Power Purchase Agreement, dated June 11, 1999, between
         Niagara Mohawk Power Corporation and Dunkirk Power LLC.(5)
10.23    Power Purchase Agreement, dated June 11, 1999, between
         Niagara Mohawk Power Corporation and Huntley Power LLC.(5)
10.24    Amendment to the Asset Sales Agreement, dated June 11, 1999, between the Company and Niagara Mohawk Power Corporation.(5)
10.25    Transition Capacity Agreement, dated June 25, 1999, between
         Astoria Gas Turbine Power LLC and Consolidated Edison
         Company of New York, Inc.(5)
10.26    Transition Capacity Agreement, dated June 25, 1999, between
         Arthur Kill Power LLC and Consolidated Edison Company of New
         York, Inc.(5)
10.27    First Amendment to the Employment Agreement of David H.
         Peterson, dated June 27, 1999.(6)
10.28    Second Amendment to the Employment Agreement of David H.
         Peterson, dated August 26, 1999.(6)
10.29    Third Amendment to the Employment Agreement of David H.
         Peterson, dated October 20, 1999.(6)
10.30    [Swap] Master Agreement, dated June 11, 1999, between
         Niagara Mohawk Power Corporation and NRG Power Marketing,
         Inc.(6)
10.31    Standard Offer Service Wholesale Sales Agreement, dated
         October 29, 1999, between the Connecticut Light And Power
         Company and NRG Power Marketing, Inc.(6)
10.32    Amended Agreement for the Sale of Thermal Energy, dated
         January 1, 1983, between the Company (formerly known as
         Norenco Corporation) and Northern States Power and Norenco
         Corporation.(9)
10.33    Operations and Maintenance Agreement, dated November 1,
         1996, between the Company and Northern States Power.(9)
10.34    Agreement for the Sale of Thermal Energy and Wood Byproduct,
         dated December 1, 1986, between Northern States Power and
         Norenco Corporation.(9)
10.35    Federal and State Income Tax Sharing Agreement, dated April
         4, 1991, between Northern States Power Company and NRG
         Group, Inc.(9)
10.36    Support Agreement, dated March 27, 2000, between Northern
         States Power Company and CitiCorp USA Inc.(9)
10.37    Administrative Services Agreement, dated January 1, 1992,
         between Northern States Power Company and NRG Thermal
         Corporation.(9)
10.38    Form of Option Agreement with Northern States Power
         Company.(9)
10.39    Form of Registration Rights Agreement with Northern States
         Power Company.(9)
10.40    Form of Indemnification Agreement.(9)
10.41    364 Day Revolving Credit Agreement dated as of March 9,
         2001, among NRG Energy, Inc., The Financial Institutions
         Party Hereto and ABN AMRO Bank N.V. as agent.
21       Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP.
99.1     Financial Statements of "MIBRAG."
99.2     Financial Statements of "Saale" (upon amendment).
99.3     Financial Statements of "Sunshines."
99.4     Financial Statements of "West Coast Power."

---------------

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-33397.

 (2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.

 (3) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

 (4) Incorporated herein by reference to the Company's current report on Form 8-K filed on May 27, 1999.

 (5) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

 (6) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 31, 1999.

 (7) Incorporated herein by reference to the Company's current report on Form 8-K filed on November 16, 1999.

 (8) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.

 (9) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-35096.

(10) Incorporated herein by reference to the Company's current report on Form 8-K filed on September 13, 2000.

(11) Incorporated herein by reference to the Company's Registration Statement on Form S-3, as amended, Registration No. 333-52508.

(12) Incorporated herein by reference to the Company's current report on Form 8-K filed on March 15, 2001.

    (b)      Reports on Form 8-K

             On October 31, 2000, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events.

                  NRG Energy reported its financial results for the quarter ended September 30, 2000

             On November 22, 2000, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events.

                  NRG Energy announced that its pending acquisition in conjunction with Dynegy Inc., of 1,330 megawatts of power generation facilities from Sierra Pacific Resources will be accretive to earnings upon closing.

             On December 28, 2000, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events.

                  NRG Energy announced that it signed an asset purchase agreement to acquire the Bridgeport and New
                  Haven Harbor Stations in Connecticut from Wisconsin Energy Corp. for $325 million, subject to normal purchase price adjustments.

             On February 1, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events.

                  NRG Energy reported its financial results for the year ended December 31, 2000.

             On February 9, 2001, NRG Energy filed a Form 8-K reporting under Item 2 - Acquisition or Disposition of
             Assets.

                  NRG Energy announced the closing of its acquisition of a 5,633 megawatt portfolio of operating projects and projects in construction and advanced development from LS Power, LLC and its partners.

             On March 5, 2001, NRG Energy filed a Form 8-K reporting under Item 5-Other Events.

                  NRG Energy filed as exhibit 99.1 the audited financial statements of NRG Energy Inc. for the year ended December 31, 2000.

             On March 9, 2001, NRG Energy filed a Form 8-K reporting under Item 7. Exhibits.

                  NRG Energy filed an opinion of Gibson, Dunn & Gutcher LLP regarding certain tax matters in connection with its Form S-3 Registration Statement No. 333-52508.

             On March 15, 2001, NRG Energy filed a Form 8-K reporting under Item 5. Other Events.

                  NRG Energy filed certain exhibits under Item 7. Exhibits in connection with its Registration
                  Statement No. 333-52508.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NRG ENERGY, INC.

March 27, 2001                            By:     /s/ LEONARD A. BLUHM
                                            ------------------------------------
                                                      Leonard A. Bluhm
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated :

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
            /s/ DAVID H. PETERSON                Chairman of the Board, President and   March 27, 2001
---------------------------------------------    Chief Executive Officer (Principal
              David H. Peterson                  Executive Officer)

            /s/ LEONARD A. BLUHM                 Executive Vice President and Chief     March 27, 2001
---------------------------------------------    Financial Officer (Principal
              Leonard A. Bluhm                   Financial Officer)

            /s/ WILLIAM T. PIEPER                Controller (Principal Accounting       March 27, 2001
---------------------------------------------    Officer)
              William T. Pieper

            /s/ WAYNE H. BRUNETTI                Director                               March 27, 2001
---------------------------------------------
              Wayne H. Brunetti

           /s/ LUELLA G. GOLDBERG                Director                               March 27, 2001
---------------------------------------------
             Luella G. Goldberg

            /s/ PIERSON M. GRIEVE                Director                               March 27, 2001
---------------------------------------------
              Pierson M. Grieve

            /s/ WILLIAM A. HODDER                Director                               March 27, 2001
---------------------------------------------
              William A. Hodder

             /s/ JAMES J. HOWARD                 Director                               March 27, 2001
---------------------------------------------
               James J. Howard

             /s/ GARY R. JOHNSON                 Director                               March 27, 2001
---------------------------------------------
               Gary R. Johnson

            /s/ RICHARD C. KELLY                 Director                               March 27, 2001
---------------------------------------------
              Richard C. Kelly

           /s/ EDWARD J. MCINTYRE                Director                               March 27, 2001
---------------------------------------------
             Edward J. McIntyre