Form 10-Q
period 2001-03-31
NRG ENERGY INC
filed 2001-05-15
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

       Transition report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

For the Quarter Ended:  MARCH 31, 2001         Commission File Number: 001-15891

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes     X     No
                                    --------    -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Class                   Outstanding at April 26, 2001
         --------------------------------------    -----------------------------
         Class A - Common Stock, $.01 par value        147,604,500 Shares
         Common Stock, $.01 par value                   50,897,097 Shares

INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements and Notes

          Consolidated Statement of Income                                   1

          Consolidated Balance Sheet                                       2-3

          Consolidated Statement of Stockholders' Equity                     4

          Consolidated Statement of Cash Flows                               5

          Notes to Financial Statements                                   6-15

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            16-23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        23


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 25

Item 2.   Changes in Securities and Use of Proceeds                         26

Item 6.   Exhibits, Financial Statement Schedules, and Reports              27
          on Form 8-K


SIGNATURES                                                                  28

                         PART I - FINANCIAL INFORMATION
              ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED STATEMENT OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,

(In thousands, except per share amounts)                                           2001           2000
----------------------------------------                                        -------------------------
OPERATING REVENUES AND EQUITY EARNINGS
      Revenues from majority-owned operations                                   $ 624,262       $ 332,671
      Equity (loss) in earnings of unconsolidated affiliates                       18,904          (9,644)
                                                                                -------------------------
            Total operating revenues and equity earnings                          643,166         323,027
                                                                                -------------------------
OPERATING COSTS AND EXPENSES
      Cost of majority-owned operations                                           423,859         214,923
      Depreciation and amortization                                                38,092          19,987
      General, administrative and development                                      54,191          25,180
                                                                                -------------------------
            Total operating costs and expenses                                    516,142         260,090
                                                                                -------------------------
OPERATING INCOME                                                                  127,024          62,937
                                                                                -------------------------
OTHER INCOME (EXPENSE)
      Minority interest in earnings of consolidated subsidiaries                   (2,059)         (1,798)
      Other income, net                                                             2,082           1,531
      Interest expense                                                            (86,992)        (52,317)
                                                                                -------------------------
             Total other expense                                                  (86,969)        (52,584)
                                                                                -------------------------

INCOME BEFORE INCOME TAXES                                                         40,055          10,353
INCOME TAX EXPENSE                                                                  4,877           1,607
                                                                                -------------------------

NET INCOME                                                                      $  35,178       $   8,746
                                                                                =========================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                      183,925         147,605

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - BASIC                              $    0.19       $    0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                    185,878         147,605

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - DILUTED                            $    0.19       $    0.06


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
NRG ENERGY, INC. AND SUBSIDIARIES


                                                                                           MARCH 31,       DECEMBER 31,
(In thousands)                                                                               2001             2000
--------------                                                                           ------------------------------
ASSETS                                                                                   (UNAUDITED)
CURRENT ASSETS
      Cash and cash equivalents                                                          $   126,588        $    95,243
      Restricted cash                                                                         91,785             12,135
      Accounts receivable-trade, less allowance
            for doubtful accounts of $34,660 and $21,199                                     293,945            360,075
      Accounts receivable-affiliates                                                         118,787                 --
      Inventory                                                                              213,382            174,864
      Current portion of notes receivable                                                      1,690                267
      Prepayments and other current assets                                                    93,757             30,074
                                                                                         ------------------------------
            Total current assets                                                             939,934            672,658
                                                                                         ------------------------------

PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

      In service                                                                           4,494,023          4,106,653
      Under construction                                                                   1,133,829            206,992
                                                                                         ------------------------------
                                                                                           5,627,852          4,313,645
      Less accumulated depreciation                                                         (305,088)          (271,977)
                                                                                         ------------------------------
            Net property, plant and equipment                                              5,322,764          4,041,668
                                                                                         ------------------------------

OTHER ASSETS

      Equity investments in affiliates                                                       909,236            973,261
      Capitalized project costs                                                               24,773             10,262
      Notes receivable, less current portion                                                  86,517             76,745
      Decommissioning fund investments                                                         3,937              3,863
      Intangible assets, net of accumulated amortization of $7,738 and $6,770                 59,406             61,352
      Debt issuance costs, net of accumulated amortization of $14,437 and $6,443              65,130             48,773
      Other assets, net of accumulated amortization of $14,681 and $12,809                   243,776             90,410
                                                                                         ------------------------------
            Total other assets                                                             1,392,775          1,264,666
                                                                                         ------------------------------
TOTAL ASSETS                                                                             $ 7,655,473        $ 5,978,992
                                                                                         ==============================



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                  MARCH 31,         DECEMBER 31,
                                                                                     2001              2000
(In thousands)                                                                 -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                             (UNAUDITED)

CURRENT LIABILITIES
      Current portion of long-term debt                                         $   375,803         $   146,469
      Revolving line of credit                                                      467,000               8,000
      Revolving line of credit, non-recourse                                         40,000                  --
      Accounts payable-trade                                                        239,559             255,917
      Accounts payable-affiliate                                                         --               7,191
      Accrued income taxes                                                           31,260              43,870
      Accrued property and sales taxes                                               12,672              10,531
      Accrued salaries, benefits and related costs                                   15,532              24,830
      Accrued interest                                                               60,112              51,962
      Other current liabilities                                                      50,688              14,220
                                                                                -------------------------------
            Total current liabilities                                             1,292,626             562,990
                                                                                ===============================

OTHER LIABILITIES

Consolidated project-level, long term, non-recourse debt                          2,233,792           2,146,953
Corporate level, long-term, recourse debt                                         1,775,023           1,503,896
Deferred income taxes                                                               141,175              55,642
Postretirement and other benefit obligations                                         78,988              83,098
Other long-term obligations and deferred income                                     167,024             149,640
Minority Interest                                                                    36,455              14,685
                                                                                -------------------------------
            Total liabilities                                                     5,725,083           4,516,904
                                                                                ===============================

STOCKHOLDERS' EQUITY
      Class A - common stock; $.01 par value; 250,000 shares authorized;
      147,605 shares issued and outstanding                                           1,476               1,476
      Common stock; $.01 par value; 550,000 shares authorized;
      50,889 shares at March 31, 2001 and 32,396 shares at December 31, 2000
      issued and outstanding                                                            509                 324
      Additional paid-in capital                                                  1,712,945           1,233,833
      Retained earnings                                                             405,323             370,145
      Accumulated other comprehensive loss                                         (189,863)           (143,690)
                                                                                -------------------------------
      Total stockholders' equity                                                  1,930,390           1,462,088

COMMITMENTS AND CONTINGENCIES
                                                                                ===============================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 7,655,473         $ 5,978,992
                                                                                ===============================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)



                                                Class A                                                  Accumulated
                                                Common              Common        Additional                Other         Total
                                          -------------------------------------    Paid-in    Retained  Comprehensive  Stockholders'
(In thousands)                             Stock    Shares     Stock     Shares    Capital    Earnings      Income        Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999             $ 1,476   147,605        --        --  $  780,438  $  187,210  $  (75,470)   $  893,654
Net Income                                                                                        8,746                     8,746
Foreign currency translation adjustments                                                                    (30,280)      (30,280)
                                                                                                                       ----------
Comprehensive income                                                                                                      (21,534)
                                          =======================================================================================
BALANCES AT MARCH 31, 2000                $ 1,476   147,605        --        --  $  780,438  $  195,956  $ (105,750)   $  872,120
                                          =======================================================================================

BALANCES AT DECEMBER 31, 2000             $ 1,476   147,605  $    324    32,396  $1,233,833  $  370,145  $ (143,690)   $1,462,088
Net Income                                                                                       35,178                    35,178
Foreign currency translation adjustments                                                                    (66,899)      (66,899)
Cumulative effect of SFAS No. 133                                                                           (22,631)      (22,631)
Current period impact of SFAS No. 133                                                                        43,357        43,357
                                                                                                                       ----------
Comprehensive income                                                                                                      (10,995)
Issuance of common stock, net                                     185    18,493     475,032                               475,217
Issuance of corporate units                                                           4,080                                 4,080
                                          =======================================================================================
BALANCES AT MARCH 31, 2001                $ 1,476   147,605  $    509    50,889  $1,712,945  $  405,323  $ (189,863)   $1,930,390
                                          =======================================================================================




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
(Thousands of Dollars)                                                               2001           2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                 $    35,178    $     8,746
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities
            Undistributed equity in (earnings)/losses of unconsolidated
              affiliates                                                             (17,744)        17,145
            Depreciation and amortization                                             38,092         19,987
            Deferred income taxes and investment tax credits                          10,429         10,906
            Minority interest                                                          2,059         (1,694)
            Unrealized gains on energy contracts                                     (20,171)            --
            Loss on disposition of project                                             2,274             --
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
                Accounts receivable                                                   81,474          4,401
                Accounts receivable-affiliates                                      (109,582)            --
                Inventory                                                            (31,475)        10,450
                Prepayments and other current assets                                  (1,215)        (2,652)
                Accounts payable-trade                                               (36,017)        28,778
                Accounts payable-affiliates                                           (8,237)        (3,202)
                Accrued income taxes                                                 (12,036)       (13,793)
                Accrued property and sales taxes                                       2,141          2,175
                Accrued salaries, benefits and related costs                         (13,856)        (4,106)
                Accrued interest                                                       2,920         20,289
                Other current liabilities                                              3,676         (5,937)
            Cash (used in) provided by changes in other assets and liabilities        (4,384)        65,317
-----------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (76,474)       156,810
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Businesses and assets acquired, net of liabilities assumed                    (832,725)    (1,723,158)
      Proceeds from sale of investments                                                4,063             --
      Investments in projects                                                        (38,173)       (17,933)
      Changes in notes receivable (net)                                                3,540            293
      Capital expenditures                                                          (177,852)       (43,390)
      (Increase)/decrease in restricted cash                                         (79,650)         2,456
-----------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                             (1,120,797)    (1,781,732)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of stock, net                                           475,217             --
      Proceeds from issuance of corporate units                                        4,080             --
      Proceeds from issuance of long-term debt and term loans                        873,141      2,482,853
      Net borrowings/(payments) under line of credit agreements                      499,000        (36,000)
      Principal payments on long-term debt                                          (618,436)      (715,491)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,233,002      1,731,362
-----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (4,386)            --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             31,345        106,440

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      95,243         31,483
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   126,588    $   137,923
===========================================================================================================


See notes to consolidated financial statements.

                                NRG ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NRG Energy, Inc. (NRG Energy or the Company) is a leading global energy company primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products.

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by NRG Energy are set forth in Note 1 to the company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of March 31, 2001 and December 31, 2000, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows and stockholders' equity for the three months ended March 31, 2001 and 2000. Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or stockholders equity as previously reported.

1.   BUSINESS DEVELOPMENTS

     In January 2001, NRG Energy purchased a 5,633 MW portfolio of operating projects and projects in construction and advanced development that are located primarily in the north central and south central United States from LS Power LLC, for approximately $777 million. Approximately 1,697 MW are currently in operation or under construction, and NRG Energy expects that an additional $1,850 million will be required to complete construction of the projects currently under construction or about to commence construction. Each facility employs natural gas-fired, combined cycle technology. Through December 31, 2005, NRG Energy also has the opportunity to acquire ownership interests in an additional 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

     In March 2001, NRG Energy purchased from Cogentrix the remaining 430 MW, or 51.37% interest, in a 873 MW operating natural gas-fired combined-cycle plant in Batesville, Mississippi for $64 million. NRG Energy acquired 48.63% of the plant in January 2001, from LS Power. NRG Energy expects to expand the capacity of the plant by 292 MW. The expansion is expected to begin commercial operations in 2002.

     During March 2001, NRG Energy increased its ownership interest in Penobscot Energy Recovery Company (PERC) from 26.12% to 59% for an acquisition cost of $17.5 million. The increased ownership percentage required NRG Energy to consolidate the operations of PERC as a consolidated entity.

     During May 2001, NRG Energy purchased from Duke Energy North America LLC for approximately $325 million a 720 MW winter rated/640 MW summer rated simple-cycle plant. The project is under construction on a greenfield site near St. Louis, Missouri in Audrain County. The project consists of eight simple-cycle combustion turbine generators that use natural gas as the primary fuel. Construction began in May 2000 and the facility is expected to enter into commercial operation by June 2001.

2.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     NRG Energy has investments in four companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
         (In thousands)                                    2001           2000
                                                        ------------------------
         Net sales                                      $ 671,713      $ 185,771
         Other income                                       2,120            696
         Costs and expenses:
            Cost of sales                                 610,595        169,521
            Interest expense                                9,134          6,470
            General and administrative                     11,733          6,012
            Other                                            (263)           195
                                                        ------------------------
         Total costs and expenses                         631,199        182,198
                                                        ------------------------
         Income before income taxes                        42,634          4,269
         Income taxes                                       2,642          5,801
                                                        ------------------------
         Net (loss) income                              $  39,992      $  (1,532)
                                                        ========================
         Company's share of net (loss) income           $  18,121      $  (2,871)
                                                        ========================

3.   SHORT TERM DEBT

     NRG Energy has a $500 million revolving credit facility under a commitment fee arrangement that matures in March 2002. This facility provides short-term financing in the form of bank loans. At March 31, 2001
     NRG Energy had $467 million outstanding under this facility. At March 31, 2001, the weighted average interest rate of such outstanding advances was 6.97% per year.

     In January 2001, NRG Energy entered into a bridge credit agreement, with a final maturity date of December 31, 2001. Approximately $600 million was borrowed under this facility to partially finance NRG Energy's acquisition of the LS Power generation assets. In March 2001, the bridge credit facility was repaid with proceeds from NRG Energy's offering of common stock and equity units.

     As of March 31, 2001, NRG Energy's wholly owned subsidiary, NRG South Central Generating LLC, had outstanding approximately $40 million under a project level, non-recourse revolving credit agreement which matures in March 2002. At March 31, 2001, the weighted average interest rate of such outstanding advances was 8.0% per year. The maximum amount available under this facility is $40 million.


4.   LONG TERM DEBT

     CORPORATE LEVEL - RECOURSE
     On March 13, 2001, NRG Energy completed the sale of 11.5 million equity units for an initial price of $25 per unit. The 11.5 million equity units sold included 1.5 million units sold pursuant to the underwriters' over-allotment option. NRG Energy received gross proceeds from the issuance of $287.5 million. Net proceeds from this issuance were $278.4 million after deducting underwriting discounts, commissions and estimated offering expenses. Each equity unit initially consists of a corporate unit comprising a $25 principal amount of NRG Energy's senior debentures and an obligation to acquire shares of NRG Energy common stock no later than May 18, 2004 at a price ranging from between $27.00 and $32.94. Approximately $4.1 million of the gross proceeds has been recorded as additional paid in capital to reflect the value of the obligation to purchase NRG Energy's common stock. Interest payments will be payable on the debentures quarterly in arrears on each February 16, May 16, August 16 and November 16, commencing May 16, 2001. Interest will be payable initially at an annual rate of 6.50% of the principal amount of $25 per debenture to, but excluding, February 17, 2004, or May 18, 2004 if the interest rate is not reset three business days prior to February 17, 2004 or three business days prior to May 18, 2004, the debentures will bear interest from February 17, 2004, or May 18, 2004, as applicable, at the reset rate to, but excluding, May 16, 2006. In addition, original issued discount will accrue on the debentures. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's short term bridge credit agreement which was used to finance in part NRG Energy's acquisition of LS Power generation assets.

     In April 2001, NRG Energy issued $690 million of senior notes in two tranches. The first tranche of $350 million matures in April 2011 and bears an interest rate of 7.75%. The second tranche of $340 million matures in April

     2031 and bears an interest rate of 8.625%. Interest on the notes is due semi-annually each April and October. The net proceeds of the issuance were used for repayment of short-term indebtedness incurred to fund acquisitions, for investments, general corporate purposes and to provide capital for future planned acquisitions.

     PROJECT LEVEL - NON-RECOURSE
     Upon the acquisition of the LS Power assets, NRG Energy assumed approximately $326 million of outstanding bonds originally issued to finance the construction of the Batesville generation plant. In May 1999, LSP Energy Limited Partnership (Partnership) and LSP Batesville Funding Corporation (Funding) issued two series of Senior Secured Bonds (Bonds) in the following total principle amounts: $150 million 7.16% Series A Senior Secured Bonds due 2014 and $176 million 8.160% Series B Senior Secured Bonds due 2025. Interest is payable semiannually on each January 15 and July 15. In March 2000, a registration statement was filed by Partnership and Funding and became effective. The registration statement was filed to allow the exchange of the Bonds for two series of debt securities (Exchange Bonds), which are in all material respects substantially identical to the Bonds. The Exchange Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. The Exchange Bonds are redeemable, at the option of Partnership and Funding, at any time in whole or from time to time in part, on not less than 30 nor more than 60 days prior notice to the holders of that series of Exchange Bonds, on any date prior to their maturity at a redemption price equal to 100% of the outstanding principal amount of the Exchange Bonds being redeemed and a make whole premium. In no event will the redemption price ever be less than 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest thereon. Principal payments are payable on each January 15 and July 15 beginning July 15, 2001. Scheduled maturities are as follows, in thousands:



         2001            $  4,125
         2002               7,575
         2003               7,125
         2004               7,575
         2005               9,600
         Thereafter       290,000
                         --------
         Total           $326,000
                         --------

     In March 2001, NRG Energy increased its ownership interest in PERC, which resulted in the consolidation of its equity investment in PERC. As a result, the assets and liabilities of PERC became part of the assets and liabilities of NRG Energy. Upon completion of the transaction, NRG Energy recorded approximately $37.9 million of outstanding Financial Authority of Maine (FAME) Electric Rate Stabilization Revenue Refunding Bonds Series 1998 (FAME bonds) which were issued on PERC's behalf by FAME in June 1998. The face amount of the bonds that was initially issued were approximately $44.9 million and was used to repay the Floating Rate Demand Resource Revenue Bonds issued by the Town of Orrington, Maine on behalf of PERC. The FAME bonds are fixed rate bonds with yields ranging from 3.75% to 5.2%. The weighted average yield on the FAME bonds is approximately 5.1%. The FAME bonds are subject to mandatory redemption in annual installments of varying amounts through July 1, 2018. Beginning July 1, 2008 the FAME bonds are subject to redemption at the option of PERC at a redemption price equal to 102% through June 30, 2009, 101% for the period July 1, 2009 to June 30, 2010 and 100% thereafter, of the principal amount outstanding, plus accrued interest. The loan agreement with FAME contains certain restrictive covenants relating to the FAME bonds, which restrict PERC's ability to incur additional indebtedness, and restricts the ability of the general partners to sell, assign or transfer their general partner interests. The bonds are collateralized by liens on substantially all of PERC's assets. Aggregate principle maturities as of December 31, 2000 for the next five years and thereafter are as follows, in thousands:


         2001            $ 1,535
         2002              1,600
         2003              1,670
         2004              1,735
         2005              1,820
         Thereafter       29,625
                         -------
         Total           $37,985
                         -------

     GUARANTEES

     NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy's generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of March 31, 2001, NRG Energy's obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $514.2 million.

5.   FINANCIAL INSTRUMENTS

     As of March 31, 2001, NRG Energy had eleven interest rate swap agreements with notional amounts totaling approximately $918 million, as described below. NRG Energy also has one foreign currency swap with a notional amount of approximately $9.2 million or (pound)6.4 million. If the swaps had been discontinued on March 31, 2001, NRG Energy would have owed the counter-parties approximately $36 million. Based on the investment grade rating of the counter-parties, NRG Energy believes that its exposure to credit risk due to nonperformance by the counter-parties to its hedging contracts is insignificant.

         - NRG Energy entered into a swap agreement effectively converting the 6.96% floating rate on AUD$105 million debt into fixed rate debt. The swap expires on September 8, 2012.

         - A second swap effectively converts a $16 million issue of non-recourse variable rate debt into fixed rate debt. The swap expires on September 30, 2002 and is secured by the Camas Power Boiler assets.

         - A third swap converts $177 million of non-recourse variable rate debt into fixed rate debt. The swap expires on December 17, 2014 and is secured by the Crockett Cogeneration assets.

         - A fourth swap converts (pound)188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

         - During March 2000, NRG Energy entered into approximately $400 million of forward starting interest rate swaps to partially hedge the risk of rising interest rates for NRG Energy's corporate debt issuance. The swaps terminated on April 2, 2001.

         - NRG Energy also entered into a foreign currency swap with a notional amount of approximately (pound)6.4 million or $9.2 million to hedge or protect foreign currency denominated cash flows. The swap expires on July 31, 2001.


6.   SEGMENT REPORTING

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, and Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the quarter ended March 31, 2001 and 2000 is as follows:


                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                                            POWER GENERATION
                                                       --------------------------------------------------------
    (IN THOUSANDS)                                      NORTH                           ASIA           OTHER
    --------------                                     AMERICA          EUROPE         PACIFIC        AMERICAS
                                                       -------          ------         -------        --------
     OPERATING REVENUES AND EQUITY EARNINGS
     Revenues from majority-owned operations           $416,268        $ 68,708        $ 88,277       $     96
     Inter-segment Revenues                                  --              --              --             --
     Equity in earnings of unconsolidated
          Affiliates                                     12,461           5,986           4,097           2,195
                                                       --------        --------        --------        --------
     Total operating revenues and
          equity earnings                               428,729          74,694          92,374           2,291
                                                       --------        --------        --------        --------
     Net Income                                        $ 37,059        $ 11,968        $ 16,614        $    944
                                                       ========        ========        ========        ========


                                                     ALTERNATIVE
                                                        ENERGY          THERMAL         OTHER            TOTAL
                                                        ------          -------         -----            -----
     Operating Revenues and Equity Earnings
     Revenues from majority-owned Operations           $  9,886        $ 32,474        $  7,907        $623,616
     Inter-segment Revenues                                 646              --              --             646
     Equity in earnings of unconsolidated
          Affiliates                                     (5,840)              5              --          18,904
                                                       --------        --------        --------        --------
     Total operating revenues and
          equity earnings                                 4,692          32,479           7,907         643,166
                                                       --------        --------        --------        --------
     Net Income (Loss)                                 $  3,171        $  2,241        $(36,819)       $ 35,178
                                                       ========        ========        ========        ========

    Total assets as of March 31, 2001 for North America, Europe, Asia Pacific and Other Americas total $5,999 million, $884 million, $626 million and $146 million, respectively.


                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                          POWER GENERATION
                                                       -------------------------------------------------------
    (IN THOUSANDS)                                      NORTH                           ASIA           OTHER
    --------------                                     AMERICA          EUROPE         PACIFIC        AMERICAS
                                                       -------          ------         -------        --------
     OPERATING REVENUES AND EQUITY EARNINGS
     Revenues from majority-owned operations           $263,370        $  36,622       $     --        $     71
     Inter-segment Revenues                                  --               --             --              --
     Equity in earnings of unconsolidated
          Affiliates                                     (9,509)           1,865         (1,237)          1,730
                                                       --------        ---------       --------        --------
     Total operating revenues and equity earnings       253,861           38,487         (1,237)          1,801
                                                       --------        ---------       --------        --------
     Net Income                                          22,827            4,302         (2,417)            967
                                                       --------        ---------       --------        --------


                                                     ALTERNATIVE
                                                        ENERGY          THERMAL         OTHER            TOTAL
                                                        ------          -------         -----            -----
     OPERATING REVENUES AND EQUITY EARNINGS
     Revenues from majority-owned operations           $  7,017        $  21,575       $  3,716        $332,371
     Inter-segment Revenues                                 300               --             --             300
     Equity in earnings of unconsolidated
             Affiliates                                  (2,498)               5             --          (9,644)
                                                       --------        ---------       --------        --------
     Total operating revenues and equity earnings         4,819           21,580          3,716         323,027
                                                       --------        ---------       --------        --------
     Net Income (Loss)                                    3,373            2,003        (22,309)          8,746
                                                       --------        ---------       --------        --------

     Total assets as of March 31, 2000 for North America, Europe, Asia Pacific and Other Americas total $3,954 million, $827 million, $394 million and $119 million, respectively.

7.   COMMITMENTS AND CONTINGENCIES

     DISPUTED REVENUES

     As of March 31, 2001, NRG Energy had approximately $10.5 million of disputed revenues in respect of certain wholly-owned subsidiaries, primarily NRG Northeast Generating LLC. NRG Energy is actively pursuing resolution and/or collection of these amounts. These disputed revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. As previously disclosed in its annual report on Form 10-K, NRG Energy had approximately $13.1 million of disputed revenues as of December 31, 2000. During the quarter ended March 31, 2001, $3.1 million of disputed revenues were resolved, and $0.5 million of new disputed revenues were added.

     CALIFORNIA LIQUIDITY CRISIS

     NRG Energy's California generation assets consist primarily of interests in the Crockett and Mt. Poso facilities and a 50% interest in West Coast Power LLC. Through the California Power Exchange (PX) and the California Independent System Operator (ISO), the West Coast Power facilities sell uncommitted power to Pacific Gas and Electric Company (PG&E), Southern California Edison Company (SCE) and San Diego Gas and Electric Company (SDG&E), the three major California investor owned utilities. Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E and SCE. The liquidity crisis faced by both PG&E and SCE, as a result of tight electricity supplies, rising wholesale electric prices and caps on the rates that PG&E and SCE may charge their retail customers, caused both PG&E and SCE to partially suspend payments to the California PX and the California ISO. In April 2001, PG&E filed for bankruptcy under Chapter 11 of the Bankruptcy Code. In March 2001, certain affiliates of West Coast Power entered into a four year contract with the California Department of Water Resources (CDWR) pursuant to which the affiliates have agreed to sell up to 1,000 MW to CDWR for the remainder of 2001 and up to 2,300 MW from January 1, 2002 through December 31, 2004.

     NRG Energy's share of the total net amounts owed to all of its California affiliates by the California PX, the California ISO, and the three major California utilities is approximately $217 million as of March 31, 2001, based upon unaudited financial information provided by such affiliates. This amount consists of NRG Energy's share of total accounts receivables of approximately $344 million, less approximately $127 million of reserves for credit issues and contingent revenues. Of the total accounts receivable amount, approximately $305 million represents NRG Energy's share of the receivables from the California ISO/PX at the end of March 2001. In addition to the amounts due from the California ISO/PX, NRG Energy's affiliates have approximately $39 million of direct exposure to Pacific Gas and Electric as a result of sales under QF contracts. NRG Energy believes that the amounts that have been recorded as accounts receivable will ultimately be collected in full; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of these receivables will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO imposing various revenue caps on the wholesale price of electricity. None of the disputed revenues will be recorded until after the particular issue that caused them to be excluded from the financial statements is resolved. Since the date of the PG&E bankruptcy filing, PG&E is paying Crockett and Mt. Poso on a current basis.

     The Federal Energy Regulatory Commission (FERC) has jurisdiction over sales for resale of electricity in the California wholesale power markets. In March 2001, FERC issued orders that presumptively approved prices up to $273/MWh during January 2001 and $430/MWh during February 2001. The orders direct electricity suppliers to either refund a portion of their January and February sales or justify prices charged above these approved prices. The orders, if finalized, could require West Coast Power to refund approximately $45 million in revenues from January and February, of which NRG Energy's share would be approximately $22.5 million. Dynegy Power Marketing, Inc., as the power marketer for West Coast Power, has submitted notice of its intent to submit information justifying each component of the prices charged.

     Various legislative, regulatory and legal remedies to the liquidity crisis faced by PG&E and SCE have been implemented or are being pursued. Assembly Bill 1X, which authorizes the California Department of Water Resources to enter into contracts for the purchase of electric power through January 1, 2003 and to issue revenue bonds to fund such purchases, was signed into law by the Governor of California on February 1, 2001. On May 11, 2001, the Governor of California signed SB 31X, which authorizes the issuance of $13.4 billion in revenue bonds to pay for power for customers of the state's three investor owned utilities. The bonds will repay the State general fund for $6.7 billion authorized for power buys since January and will finance future electricity purchases. Additionally, on March 27, 2001, the California Public Utilities Commission (PUC) approved an approximately 40% increase in the energy component of the retail electric rates paid by certain California ratepayers. This increase is in addition to the 9% increase approved in January and a 10% increase expected to take effect next year. The

     PUC also ordered the utilities to pay qualifying facilities for power delivered on a go-forward basis. However, the order did not address repayment of amounts owed for past deliveries.

     The delayed collection of receivables owed to West Coast Power resulted in a covenant default under its credit agreement. West Coast Power is working with its lenders to secure their agreement to forebear exercising their remedies under the credit agreement with respect to such covenant default. Crockett Cogeneration, a majority owned affiliate of NRG Energy, was recently notified by its lenders that it is in technical default under its loan agreement. As a result, NRG Energy has reclassified the long-term portion of the Crockett debt to current. Defaults under the Crockett and West Coast Power credit agreements do not trigger defaults under any of NRG Energy's corporate-level financing facilities.

     PENDING ACQUISITIONS

     PowerGen Acquisition

     In April 2001, NRG Energy announced that it had agreed to acquire PowerGen's interest in two energy businesses - Saale Energie GmbH (SEG) and MIBRAG mbH, and had agreed to acquire a third, Csepel I and II, for approximately $190 million.

     By acquiring PowerGen's interest in SEG, NRG Energy has increased its ownership of the Schkopau power station from 200 to 400 MW. Schkopau is a 960 MW lignite-fueled mid-merit power station commissioned in 1996 and located near Halle, Germany. It obtains lignite under a long-term contract from MIBRAG's Profen mine. SEG sells its output from the Schkopau station to VEAG under a 25-year contract.

     NRG Energy has also acquired PowerGen's interest in MIBRAG, an integrated energy business in eastern Germany, increasing its ownership from 33.3% to 66.7%. However, NRG Energy has granted an option to MIBRAG's other shareholder, the Washington Group International, Inc. to acquire 16.7% of NRG Energy's interest, bringing each partner's share to 50%. The Washington Group exercised its option to acquire the 16.7% interest in April 2001, and the parties expect to complete the transaction in June via a repurchase of Shares by MIBRAG.

     NRG Energy is also acquiring 100% of the Csepel power generation facilities in Budapest, Hungary. These power generation facilities, Csepel I, a 116 MW thermal plant, and Csepel II, a 389 MW gas turbine power station are both located on Csepel Island in Budapest. Csepel II reached commercial operation in November 2000 and is the primary facility. The acquisition is subject to Hungarian regulatory approval and is expected to be completed in July 2001.

     McClain Acquisition

     In May 2001, NRG Energy signed an asset purchase agreement with Duke Energy North America for its 77% interest in the McClain Energy Generating Facility located in McClain County, Oklahoma. The facility is a 520 MW winter rated (500 MW summer rated) combined-cycle, natural gas fired facility. The Oklahoma Municipal Power Authority owns the remaining 23% interest. The generation facility is in the final stages of construction on a greenfield site in Newcastle, Oklahoma, south of Oklahoma City. Construction began in March 2000, with commercial operations expected to commence during the summer of 2001. NRG Energy will operate the facility.


8.   EARNINGS PER SHARE

     Diluted earnings per average common share is calculated by dividing net income by the weighted average shares of common stock outstanding including stock options outstanding, under NRG Energy's stock option plans considered to be common stock equivalents. The following table shows the effect of those stock options on the weighted average number of shares outstanding used in calculating diluted earnings per average common share.


                                                                                    FOR THE THREE
                                                                                MONTHS ENDED MARCH 31,
                                                                               -----------------------
     (In thousands)                                                               2001         2000
                                                                               -----------------------
     Weighted Average Number of Common Shares Outstanding                         183,925      147,605
     Assumed Exercise of Dilutive Stock Options                                     1,953           --
                                                                               -----------------------
     Potential Weighted Average Diluted Common Shares Outstanding                 185,878      147,605
                                                                               -----------------------

9.   PRO FORMA RESULTS OF OPERATIONS - CAJUN ACQUISITION

     During March 2000, NRG Energy completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1,056 million. The following information summarizes the pro forma results of operations as if the acquisition had occurred as of the beginning of the three-month period ended March 31, 2000. Incremental tax expense (benefit) is based on a rate of 41.37%. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or financial position or of what the earnings and financial position would have been had the acquisition of the Cajun Electric Facilities been consummated at the beginning of the respective period or as of the date for which pro forma financial information is presented.


                                                             Pro Forma
                                                           3 Months Ended
    (In thousands)                                         March 31, 2000
                                                           --------------
     OPERATING REVENUES AND EQUITY EARNINGS
          Revenues from majority-owned operations            $ 410,077
          Equity in earnings of unconsolidated affiliates       (9,644)
                                                             ---------
     TOTAL OPERATING REVENUES AND EQUITY EARNINGS              400,433
     Total operating costs and expenses                        328,198
                                                             ---------
     OPERATING INCOME                                           72,235
     Other expense                                             (70,375)
                                                             ---------
     INCOME BEFORE INCOME TAXES                                  1,860
     Income tax benefit                                         (1,907)
                                                             ---------
     NET INCOME                                              $   3,767
                                                             ---------


10.  INVENTORY

     Inventory, which is stated at the lower of weighted average cost or market, consisted of:


    (In thousands)            MARCH 31, 2001      DECEMBER 31, 2000
                              -------------------------------------
     Fuel oil                    $ 57,253              $ 48,541
     Spare parts                   92,865                85,136
     Coal                          39,300                17,439
     Kerosene                       1,287                 1,524
     Other                         22,677                22,224
                                 ------------------------------
         TOTAL                   $213,382              $174,864
                                 ------------------------------

11.  COMMON STOCK OFFERING

     In March 2001, concurrently with the offering of 11.5 million equity units described above, NRG Energy completed the sale of 18.4 million shares of common stock for an initial price of $27 per share. The 18.4 million shares sold included 2.4 million shares sold pursuant to the underwriters' over-allotment option. NRG Energy received gross proceeds from the issuance of $496 million. Net proceeds from this issuance were $473.8 million after deducting underwriting discounts, commissions and estimated offering expenses. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's short term bridge credit agreement which was used to finance in part NRG Energy's acquisition of LS Power generation assets.

12.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On January 1, 2001, NRG Energy adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. NRG Energy also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, NRG Energy discontinues hedge accounting.

     The adoption of SFAS No. 133 on January 1, 2001, resulted in an after-tax unrealized loss of $22.6 million recorded to other accumulated comprehensive income (OCI). The impact to OCI is related to previously deferred net losses on derivatives designated as cash flow hedges. During the first quarter of 2001, NRG Energy recorded an after-tax gain of approximately $51.0 million in OCI. This gain related to favorable changes in fair values of the derivatives accounted for as hedges recorded on January 1, 2001. Also during the first quarter of 2001, NRG Energy reclassified from OCI into earnings $7.7 million of accumulated net derivative gains. The net balance in OCI relating to SFAS No. 133 as of March 31, 2001 was a gain of approximately $20.7 million. Unrealized gains and losses on derivatives are recorded in other current and long term assets and liabilities.

     NRG Energy's earnings for the first quarter of 2001 were increased by an unrealized gain of $20.2 million relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133 as follows:


     Gains/(Losses) in thousands
     Equity in earnings of unconsolidated affiliates         $  (1,887)
     Cost of majority-owned operations                          20,742
     Other income, net                                           1,316
                                                             ---------
     Total impact before income tax                          $  20,171
                                                             =========


     SFAS No. 133 applies to NRG Energy's energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates and foreign exchange contracts to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions.

     Energy and energy related commodities

     NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by NRG Energy are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated or fuel is consumed. No ineffectiveness was recognized on commodity cash flow hedges during the first quarter of 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At March 31, 2001, NRG Energy had various commodity related contracts extending through December 2003 and several fixed-price gas and electricity purchase contracts extending through 2005 to 2018. During the first quarter of 2001, NRG Energy reclassified from OCI into earnings $7.8 million of accumulated net derivative gains. NRG Energy expects to reclassify into earnings in cost of majority-owned operations and equity in earnings of unconsolidated affiliates during the next twelve months net gains/(losses) from OCI of approximately $30.0 million and $(7.3) million, respectively.

 NRG Energy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, within guidelines established by the board of directors and its Financial Risk Management Committee, NRG Energy does take certain market positions. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues from majority-owned operations and cost of majority-owned operations. Furthermore, for various commodity derivatives considered to be economic hedges, NRG Energy has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS No. 133. The changes in fair value of these derivatives resulted in earnings/(losses) for the first quarter of 2001 of $20.7 million and $(1.9) million reported in earnings in cost of majority-owned operations and equity in earnings of unconsolidated affiliates, respectively.

     Interest rates

     To manage interest rate risk, NRG Energy has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings as the underlying interest expense is incurred. No ineffectiveness was recognized on interest rate cash flow hedges during the first quarter of 2001. During the first quarter of 2001, NRG Energy reclassified from OCI into earnings $(0.1) million of accumulated net derivative losses. NRG Energy expects to reclassify into earnings in interest expense during the next twelve months net losses from OCI of approximately $(0.9) million.

     Foreign currency exchange rates

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect, those cash flows if appropriate foreign hedging instruments are available. During the first quarter of 2001, NRG Energy had various foreign currency exchange contracts not designated as accounting hedges. Accordingly, the changes in fair value of these derivatives, totalling $1.3 million for the first quarter of 2001, are reported in earnings in other income, net.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 2001, was $35.2 million, an increase of $26.4 million compared to $8.7 million in the same period in 2000, an increase of approximately 302%. This increase was due to the factors described below.

OPERATING REVENUES

         For the quarter ended March 31, 2001, NRG Energy had total revenues and equity earnings of $643.2 million, compared to $323.0 million for the quarter ended March 31, 2000, an increase of $320.1 million or approximately 99%. NRG Energy's revenues from majority-owned operations were $624.3 million, an increase of $291.6 million or approximately 88%, over the same period in 2000. The increase of approximately $291.6 million, over the same period in 2000 is primarily due to increased sales resulting from NRG Energy's recently completed acquisitions. Subsequent to March 30, 2000, NRG Energy completed the acquisition of the Cajun Facilities (March 31, 2000) in Louisiana, the Killingholme assets (March 30, 2000) in the United Kingdom and the Flinders Power facilities (September 8, 2000) in South Australia. Additionally, NRG Energy has recently acquired Entrade AG, an energy trading company active in Europe. Each of these recently completed acquisitions has significantly affected NRG Energy's revenues from majority-owned operations. In addition, the power generating facilities that NRG Energy acquired in 1999 also contributed significantly to the increase in revenues from majority-owned operations for the three months ended March 31, 2001 as compared to the same period in 2000.

         Equity in operating earnings of unconsolidated affiliates was $18.9 million for the quarter ended March 31, 2001, compared to a loss of $9.6 million for the quarter ended March 31, 2000, an increase of $28.5 million or 296%. The increase is primarily due to NRG Energy's investment in West Coast Power LLC and NRG Energy's international investments, primarily Loy Yang and MIBRAG, which have experienced favorable results of operations for the three months ended March 31, 2001 as compared to the same period in 2000. These increases were partially offset by increased losses from NEO Corporation. NEO Corporation derives a significant portion of its net income from Section 29 tax credits. In addition, the increase in equity in operating earnings of unconsolidated affiliates decreased by approximately $1.9 million due to the impact of SFAS No. 133 which was adopted on January 1, 2001. This amount reflects the impact of the mark-to-market of energy related contracts at certain of NRG Energy's affiliates, primarily Loy Yang.


OPERATING COSTS AND EXPENSES

         Cost of majority-owned operations was $423.9 million for the quarter, net of unrealized gains on energy contracts, an increase of $208.9 million, or approximately 97%, over the same period in 2000. Cost of majority-owned operations, as a percentage of operating revenues and equity earnings for the period, was 65.9% compared to 66.5% for the same period in 2000. The increase of $208.9 million is primarily a result of increased costs incurred as a result of NRG Energy's recently completed acquisitions described above, each of which has significantly affected NRG Energy's cost of majority-owned operations. The increase in cost of majority owned operations was partially offset by the recognition of a gain of approximately $20.7 million due to the impact of SFAS No. 133 which was adopted on January 1, 2001. This amount reflects the impact of the mark-to-market of certain energy related long-term contracts and short term positions that NRG Energy and its affiliates have entered into.

         Depreciation and amortization costs were $38.1 million for the quarter ended March 31, 2001, compared to $20.0 million for the quarter ended March 31, 2000, an increase of $18.1 million, or 90.6%. The increase resulted primarily from the addition of the Cajun and Killingholme facilities acquired in March 2000, and the acquisition of the Flinders Power assets in September 2000.

         General, administrative and development costs were $54.2 million for the quarter ended March 31, 2001, compared to $25.2 million for the quarter ended March 31, 2000. The $29.0 million, or 115% increase, is due primarily to increased business development, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and acquisitions that took place in 2000 and during the first quarter of 2001. As a percent of total operating revenues and equity earnings, administrative and general expenses increased to 8.4% from 7.8% during the same period in 2000. NRG Energy's asset base has grown to approximately $7,655 million at March 31, 2001 compared to approximately $5,294 million at March 31, 2000, an increase of approximately $2,361 million or 44.6%. NRG Energy expects this trend to continue as it expands its operations through closure of pending acquisitions and business development activities.

OTHER (EXPENSE) INCOME

         Other expense was $87.0 million for the quarter ended March 31, 2001, compared to $52.6 million for the same period in 2000, an increase of approximately $34.4 million or 65.4%. The increase in other expense was primarily due to an increase in interest expense of approximately $34.7 million. This increase was partially offset by the recognition of a gain of approximately $1.3 million recorded as other income, net due to the impact of SFAS No. 133 which was adopted on January 1, 2001. For the quarter ended March 31, 2001, interest expense was approximately $86.9 million compared to $52.3 million, an increase of $34.7 million or 66.3%. Interest expense includes both corporate and project level interest expense. The increase in interest expense of $34.7 million is due to increased corporate and project level debt issued and outstanding during 2000 as compared to 1999. During 2000, NRG Energy issued substantial amounts of long and short-term debt at both the corporate level (recourse debt) and the project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions. NRG Energy's outstanding long-term debt balances have grown to approximately $4,385 million at March 31, 2001 compared to $1,972 million at December 31, 1999 an increase of $2,413 million or 122.4%. The growth of such outstanding debt balances has contributed directly to the growth in interest expense during the quarter ended March 31, 2001 compared to the same period in 2000.

INCOME TAX

         For the quarter ended March 31, 2001, income tax expense was $4.9 million, compared to $1.6 million for the same period in 2000, an increase of $3.3 million, or 203%. The increase in income tax expense in 2001 compared to 2000 is due primarily to higher domestic taxable income and the impact of SFAS No. 133 for the first quarter 2001 activity. This increase was partially offset by additional IRC Section 29 energy credits. For the quarter ended March 31, 2001, NRG Energy's overall effect income tax rate was 12.2%, compared to an overall effective tax rate of 15.5% for the same period in 2000. NRG Energy's overall effective income tax rate before recognition of tax credits is 38.8%. NRG Energy's effective tax rate is lower than the combined federal and Minnesota statutory rate because of a lower effective rate on foreign earnings.


LIQUIDITY AND CAPITAL RESOURCES

         NRG Energy and its majority-owned subsidiaries have obtained cash from operations, issuance of debt and equity securities, borrowings under credit facilities, reimbursement by Xcel Energy of tax benefits pursuant to tax sharing agreements and proceeds from non-recourse project financings. NRG Energy has used these funds to finance operations, service debt obligations, fund the acquisition, development and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs.


CASH FLOWS
                                                                                   FOR THE QUARTER ENDED
                                                                              MARCH 31, 2001      MARCH 31, 2000

NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES (IN THOUSANDS)            $(76,474)            $156,810

         Net cash from operating activities decreased approximately $233.3 million for the following reasons: Net income excluding the approximately $20.7 million gain resulting from the mark-to-market of certain short and long-term energy contracts in accordance with SFAS No. 133 increased in comparison to the same period in 2000 thus benefiting operating cash flows in 2001. Depreciation and amortization expense also increased in comparison to the same period in 2000 also benefiting cash flows from operations. Net cash flows from operating activities for the three-month period decreased in comparison to the same period in 2000 due primarily to adverse changes in working capital. Outstanding accounts receivable balances increased during the period resulting in an adverse impact on cash flows from operations, these outstanding receivables are primarily related to NRG Energy's affiliates located in California. For additional information refer to the discussion under the California Liquidity Crisis section. In addition, the balances of prepayments also increased resulting in an adverse impact on cash flows from operations. NRG Energy's working capital position has also experienced significant reductions in the outstanding balances of certain payables and accrued expenses primarily accounts payable-trade, accounts payable-affiliates, accrued salaries, benefits and related costs and accrued interest. Changes in working capital such as these also adversely impact cash from operations. NRG Energy also increased its inventory balances, which also resulted in an adverse impact on cash flows from operations.


NET CASH (USED IN) INVESTING ACTIVITIES (IN THOUSANDS)                       $(1,120,797)        $(1,781,732)

         During the three months ended March 31, 2001, cash used by investing activities decreased approximately $660.9 million. During the three months ended March 31, 2001, NRG Energy invested approximately $1,121 million in the acquisition of newly acquired generating facilities such as the LS Power acquisition and the Cogentrix buyout, capital expenditures for its existing facilities and investments in unconsolidated projects. During the same period in 2000, NRG Energy invested approximately $1,782 million in primarily the Cajun and Killingholme facilities.


NET CASH  PROVIDED BY / (USED IN) FINANCING ACTIVITIES (IN THOUSANDS)         $1,233,002          $1,731,362

         During the three months ended March 31, 2001, NRG Energy generated a net amount of approximately $1,233 million of cash from financing activities. These cash flows resulted from the issuance of long and short-term debt securities and equity securities during the period. During the same period in 2000, NRG Energy generated a net amount of approximately $1,731 million of cash through its financing activities, primarily through long and short-term debt issuances. During both periods, NRG Energy used these amounts to finance recently acquired generating facilities and/or for general corporate purposes.

CAPITAL SOURCES

         NRG Energy expects to meet it future financing requirements through a combination of internally generated cash, corporate and project level short and long-term debt and equity securities. NRG Energy has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its project's cash flows, which are typically secured by the plant's physical assets and equity interests in the project company.

         During March 2001, NRG Energy completed the sale of 18.4 million shares of common stock for an initial price of $27 per share. The offering was completed with all 16 million shares of common stock being sold, including the over-allotment shares of 2.4 million. NRG Energy received gross proceeds from the issuance of $496 million. Net proceeds from this issuance were $473.8 million after deducting underwriting discounts, commissions and estimated offering expenses. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's short term bridge credit agreement which was used to finance in part NRG Energy's acquisition of LS Power generation assets.

         During March 2001, NRG Energy also completed the sale of 11.5 million equity units for an initial price of $25 per unit. NRG Energy received gross proceeds from the issuance of $287.5 million. Net proceeds from this issuance were $278.4 million after deducting underwriting discounts, commissions and estimated offering expenses. Each equity unit, initially consisting of corporate units, comprises a $25 principal amount of NRG Energy's senior debentures and an obligation to acquire shares of NRG Energy common stock no later than May 18, 2004. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's short term bridge credit agreement which was used to finance in part NRG Energy's acquisition of LS Power generation assets.

         Remaining net proceeds were used for general corporate purposes, such as the funding of capital expenditures and potential acquisitions, the development and construction of new facilities and additions to working capital.

         During April 2001, NRG Energy completed the sale of $690 million of Senior Notes. The Senior Notes were issued in two tranches, the first tranche of $350 million of 7.75% Senior Notes due April 1, 2011 and the second tranche of $340 million of 8.625% Senior Notes due April 1, 2031. NRG Energy received approximately $683.3 million in net proceeds after underwriting discounts, commissions and estimated offering expenses. The net proceeds were used to repay all amounts outstanding under NRG Energy's revolving credit facility and for investments, other general corporate purposes and to provide capital for planned acquisitions.

CAPITAL COMMITMENTS

         NRG Energy's capital expenditure program is subject to continuing review and modification. Actual expenditures may differ significantly depending upon factors as the success, timing of and level of involvement in projects under construction. NRG Energy has entered into the following acquisition agreements.

Audrain Acquisition

         During May 2001, NRG Energy purchased from Duke Energy North America LLC for approximately $325 million a 720 MW winter rated/640 MW summer rated simple-cycle plant that employs natural gas and has duel-fuel capability. The project is under construction on a greenfield site near St. Louis, Missouri in Audrain County. The project consists of eight simple-cycle combustion turbine generators that use natural gas as the primary fuel. Construction began in May 2000 and the facility is expected to enter into commercial operation by June 2001.

PowerGen Acquisition

         In April 2001, NRG Energy announced that it had agreed to acquire PowerGen's interest in two energy businesses - Saale Energie GmbH (SEG) and MIBRAG mbH, and had agreed to acquire a third, Csepel I and II, for approximately $190 million.

By acquiring PowerGen's interest in SEC, NRG Energy has increased its ownership of the Schkopau power station from 200 to 400 MW. Schkopau is a 960 MW lignite-fueled mid-merit power station commissioned in 1996 and located near Halle, Germany. It obtains lignite under a long-term contract from MIBRAG's Profen mine. SEG sells its output from the Schkopau station to VEAG under a 25-year contract.

         NRG Energy has also acquired PowerGen's interest in MIBRAG, an integrated energy business in eastern Germany, increasing its ownership from 33.3% to 66.7%. However, NRG Energy has granted an option to MIBRAG's other shareholder, the Washington Group International, Inc. to acquire 16.7% of NRG Energy's interest, bringing each partner's share to 50%. The Washington Group exercised its option to acquire the 16.7% interest in April 2001, and the parties expect to complete the transaction in June via a repurchase of shares by MIBRAG.

         NRG Energy is also acquiring 100% of the Csepel power generation facilities in Budapest, Hungary. These power generation facilities, Csepel I, a 116 MW thermal plant, and Csepel II, a 389 MW gas turbine power station are both located on Csepel Island in Budapest. Csepel II reached commercial operation in November 2000 and is the primary facility. The acquisition is subject to Hungarian regulatory approval and is expected to be completed by July 2001.

McClain Acquisition

         In May 2001, NRG Energy signed an asset purchase agreement with Duke Energy North America for its 77% interest in the McClain Energy Generating Facility located in McClain County, Oklahoma. The facility is a 520 MW winter rated (500 MW summer rated) combined-cycle, natural gas fired facility. The Oklahoma Municipal Power Authority owns the remaining 23% interest. The generation facility is in the final stages of construction on a greenfield site in Newcastle, Oklahoma, south of Oklahoma City. Construction began in March 2000, with commercial operations expected to commence during the summer of 2001. NRG Energy will operate the facility.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On January 1, 2001, NRG Energy adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. NRG Energy also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, NRG Energy discontinues hedge accounting.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in an after-tax unrealized loss of $22.6 million recorded to other accumulated comprehensive income (OCI). The impact to OCI is related to previously deferred net losses on derivatives designated as cash flow hedges. During the first quarter of 2001, NRG Energy recorded an after-tax gain of approximately $51.0 million in OCI. This gain related to favorable changes in fair values of the derivatives accounted for as hedges recorded on January 1, 2001. Also during the first quarter of 2001, NRG Energy reclassified from OCI into earnings $7.7 million of accumulated net derivative gains. The net balance in OCI relating to SFAS No. 133 as of March 31, 2001 was a gain of approximately $20.7 million. Unrealized gains and losses on derivatives are recorded in other current and long term assets and liabilities.

         NRG Energy's earnings for the first quarter of 2001 were increased by an unrealized gain of $20.2 million relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133 as follows:


     Gains/(Losses) in thousands
     Equity in earnings of unconsolidated affiliates         $   (1,887)
     Cost of majority-owned operations                           20,742
     Other income, net                                            1,316
                                                             ----------
     Total impact before income tax                          $   20,171
                                                             ==========


         SFAS No. 133 applies to NRG Energy's energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates and foreign exchange contracts to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions.

Energy and energy related commodities

         NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by NRG Energy are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated or fuel is consumed. No ineffectiveness was recognized on commodity cash flow hedges during the first quarter of 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At March 31, 2001, NRG Energy had various commodity related contracts extending through December 2003 and several fixed-price gas and electricity purchase contract extending through 2005 to 2018. During the first quarter of 2001, NRG Energy reclassified from OCI into earnings $7.8 million of accumulated net derivative gains. NRG Energy expects to reclassify into earnings in cost of majority-owned operations and equity in earnings of unconsolidated affiliates during the next twelve months net gains/(losses) from OCI of approximately $30.0 million and $(7.3) million, respectively.

         NRG Energy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, within guidelines established by the board of directors and its Financial Risk Management Committee, NRG Energy does take certain market positions. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues from majority-owned operations and cost of majority-owned operations. Furthermore, for various commodity derivatives considered to be economic hedges, NRG Energy has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS No. 133. The changes in fair value of these derivatives resulted in earnings/(losses) for the first quarter of 2001 of $20.7 million and $(1.9) million reported in earnings in cost of majority-owned operations and equity in earnings of unconsolidated affiliates, respectively.

Interest rates

         To manage interest rate risk, NRG Energy has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings as the underlying interest expense is incurred. No ineffectiveness was recognized on interest rate cash flow hedges during the first quarter of 2001. During the first quarter of 2001, NRG Energy reclassified from OCI into earnings $(0.1) million of accumulated net derivative losses. NRG Energy expects to reclassify into earnings in interest expense during the next twelve months net losses from OCI of approximately $(0.9) million.

Foreign currency exchange rates

         To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect, those cash flows if appropriate foreign hedging instruments are available. During the first quarter of 2001, NRG Energy had various foreign currency exchange contracts not designated as accounting hedges. Accordingly, the changes in fair value of these derivatives, totalling $1.3 million for the first quarter of 2001, are reported in earnings in other income, net.

         On a going forward basis, NRG Energy expects that the results of its operations will become significantly more volatile due to the impact of adopting SFAS No. 133. NRG Energy generally enters into various transactions to hedge and optimize the value of its investments. However, NRG Energy has taken certain market positions. Furthermore, for various commodity derivatives considered to be economic hedges, NRG Energy has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS No. 133. As a result, management expects that NRG Energy will experience significant mark-to-market adjustments that will impact its results of operations depending upon the movements of the markets in which it operates and has entered into market positions. Management is unable to determine the impact such volatility may have on NRG Energy's results of operations and financial position.

OTHER CONTINGENCIES

DISPUTED REVENUES

         As of March 31, 2001, NRG Energy had approximately $10.5 million of disputed revenues in respect of certain wholly-owned subsidiaries, primarily NRG Northeast Generating LLC. NRG Energy is actively pursuing resolution and/or collection of these amounts. These disputed revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. As previously disclosed in its annual report on Form 10-K, NRG Energy had approximately $13.1 million of disputed revenues as of December 31, 2000. During the quarter ended March 31, 2001, $3.1 million of disputed revenues were resolved, and $0.5 million of new disputed revenues were added.

CALIFORNIA LIQUIDITY CRISIS

         NRG Energy's California generation assets consist primarily of interests in the Crockett and Mt. Poso facilities and a 50% interest in West Coast Power LLC. Through the California Power Exchange (PX) and the California Independent System Operator (ISO), the West Coast Power facilities sell uncommitted power to Pacific Gas and Electric Company (PG&E), Southern California Edison Company (SCE) and San Diego Gas and Electric Company (SDG&E), the three major California investor owned utilities. Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E and SCE. The liquidity crisis faced by both PG&E and SCE, as a result of tight electricity supplies, rising wholesale electric prices and caps on the rates that PG&E and SCE may charge their retail customers, caused both PG&E and SCE to partially suspend payments to the California PX and the California ISO. In April 2001, PG&E filed for bankruptcy under Chapter 11 of the Bankruptcy Code. In March 2001, certain affiliates of West Coast Power entered into a four year contract with the California Department of Water Resources (CDWR) pursuant to which the affiliates have agreed to sell up to 1,000 MW to CDWR for the remainder of 2001 and up to 2,300 MW from January 1, 2002 through December 31, 2004.

         NRG Energy's share of the total net amounts owed to all of its California affiliates by the California PX, the California ISO, and the three major California utilities is approximately $217 million as of March 31, 2001, based upon unaudited financial information provided by such affiliates. This amount consists of NRG Energy's share of total accounts receivables of approximately $344 million, less approximately $127 million of reserves for credit issues and contingent revenues. Of the total accounts receivable amount, approximately $305 million represents NRG Energy's share of the receivables from the California ISO/PX at the end of March 2001. In addition to the amounts due from the California ISO/PX, NRG Energy's affiliates have approximately $39 million of direct exposure to Pacific Gas and Electric as a result of sales under QF contracts. NRG Energy believes that the amounts that have been recorded as accounts receivable will ultimately be collected in full; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of these receivables will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO imposing various revenue caps on the wholesale price of electricity. None of the disputed revenues will be recorded until after the particular issue that caused them to be excluded from the financial statements is resolved. Since the date of the PG&E bankruptcy filing, PG&E is paying Crockett and Mt. Poso on a current basis.

         The Federal Energy Regulatory Commission (FERC) has jurisdiction over sales for resale of electricity in the California wholesale power markets. In March 2001, FERC issued orders that presumptively approved prices up to $273/MWh during January 2001 and $430/MWh during February 2001. The orders direct electricity suppliers to either refund a portion of their January and February sales or justify prices charged above these approved prices. The orders, if finalized, could require West Coast Power to refund approximately $45 million in revenues from January and February, of which NRG Energy's share would be approximately $22.5 million. Dynegy Power Marketing, Inc., as the power marketer for West Coast Power, has submitted notice of its intent to submit information justifying each component of the prices charged.

         Various legislative, regulatory and legal remedies to the liquidity crisis faced by PG&E and SCE have been implemented or are being pursued. Assembly Bill 1X, which authorizes the California Department of Water Resources to enter into contracts for the purchase of electric power through January 1, 2003 and to issue revenue bonds to fund such purchases, was signed into law by the Governor of California on February 1, 2001. On May 11, 2001, the Governor of California signed SB 31X, which authorizes the issuance of $13.4 billion in revenue bonds to pay for power for customers of the state's three investor owned utilities. The bonds will repay the State general fund for $6.7 billion authorized for power buys since January and will finance future electricity purchases. Additionally, on March 27, 2001, the California Public Utilities Commission (PUC) approved an approximately 40% increase in the energy component of the retail electric rates paid by certain California ratepayers. This increase is in addition to the 9% increase approved in January and a 10% increase expected to take effect next year. The PUC also ordered the utilities to pay qualifying facilities for power delivered on a go-forward basis. However, the order did not address repayment of amounts owed for past deliveries.

         The delayed collection of receivables owed to West Coast Power resulted in a covenant default under its credit agreement. West Coast Power is working with its lenders to secure their agreement to forebear exercising their remedies under the credit agreement with respect to such covenant default. Crockett Cogeneration, a majority owned affiliate of NRG Energy, was recently notified by its lenders that it is in technical default under its loan agreement. As a result, NRG Energy has reclassified the long-term portion of the Crockett debt to current. Defaults under the Crockett and West Coast Power credit agreements do not trigger defaults under any of NRG Energy's corporate-level financing facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NRG Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management's Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2000. There have been no material changes, as of March 31, 2001, to the market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000.

FORWARD LOOKING STATEMENTS

         Certain statements included in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, NRG Energy can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements contained in this Form 10-Q, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

- Economic conditions including inflation rates and monetary or currency exchange rate fluctuations;
- Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Energy has a financial interest;
- Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;
- Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;
- Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or security ratings;
- Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
- Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;
-    Volatility of energy prices in a deregulated market environment;
-    Increased competition in the power generation industry;
- Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;
- Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;
- Factors associated with various investments including conditions of final legal closing, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;
- Limitations on NRG Energy's ability to control the development or operation of projects in which NRG Energy has less than 100% interest;
- The lack of operating history at development projects, the lack of NRG Energy's operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

- Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Energy's control;
- The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Energy's control;
- Factors challenging the successful integration of projects not previously owned or operated by NRG Energy, including the ability to obtain operating synergies;
- Factors associated with operating in foreign countries including: delays in permitting and licensing, construction delays and interruption of business, political instability, risk of war, expropriation, nationalization, renegotiation, or nullification of existing contracts, changes in law, and the ability to convert foreign currency into United States dollars;
- Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could result in NRG Energy's failure to obtain regulatory approvals required to close project acquisitions, and which could adversely affect the continued deregulation of the electric industry;
- Other business or investment considerations that may be disclosed from time to time in NRG Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy's Registration Statement No. 333-52508, as amended, and all supplements thereto.

         NRG Energy undertakes no obligation or publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-Q should not be construed as exhaustive.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

FORTISTAR CAPITAL V. NRG ENERGY

         In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the purchase of the Oswego facility from Niagara Mohawk Power Corporation (NiMo) and Rochester Gas and Electric Company.

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

         A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power LLC's and Niagara Mohawk Power Corporation's intention to close on that date. In January 2000, the court denied Fortistar's request for a temporary injunction. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in April 2001 and certain of Fortistar's claims were dismissed. No trial date has been set in respect of the remaining claims. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's complaint to be without merit.

NEW YORK DEPARTMENT OF ENVIRONMENTAL CONSERVATION NOTICE OF VIOLATION

         On May 25, 2000 the New York Department of Environmental Conservation issued a Notice of Violation to NRG Energy and the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to our assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, NRG Energy could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and NRG Energy could become subject to fines and penalties associated with the current and prior operation of the facilities. NRG Energy is currently in settlement discussions with the Department of Environmental Conservation and the State Attorney General's office. On May 14, 2001, NRG Energy received a Notice of Intent to Sue from the New York Attorney General, notifying NRG Energy pursuant to section 304 of the Clean Air Act (the "Act") of the State's intent to file suit against NRG Energy and Niagara Mohawk Power Corporation in federal district court for violations of the Act, unless a settlement is reached within 60 days. NRG Energy will continue its settlement discussions with the Attorney General's office and the Department of Environmental Conservation.

CALIFORNIA LITIGATION

         On May 2, 2001, certain partially-owned subsidiaries of NRG Energy, and other power generators and power traders, were named as defendants in a class action filed in the Superior Court of the States of California for the County of Los Angeles (Cruz M. Bustamante and Barbara Matthews v. Dynegy, Inc., et al.). The complaint alleges that defendants engaged in various anti-competitive, unlawful, fraudulent and unfair business practices and acts, and acted with the anti-competitive purpose of using economic and physical withholding of electricity from the California electric generation market in order to derive monopoly profits from the sale of their electricity in California. NRG Energy does not believe that its affiliates named in this lawsuit engaged in any illegal activities, and NRG Energy's affiliates intend to vigorously contest these allegations.

         Except as described above and in NRG Energy's Annual Report on Form 10-K for the fiscal years ended December 31, 2000 filed with the Securities and Exchange Commission, there are no other material legal proceedings pending to which NRG Energy is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG Energy or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies to which NRG Energy is or would be a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In December 2000, NRG Energy filed a universal shelf registration statement with the Securities and Exchange Commission. The registration statement (SEC File No. 333-52508) was declared effective on January 29, 2001. The registration statement initially allowed NRG Energy to issue up to $1.65 billion of debt securities, preferred stock, common stock, depositary shares, warrants and convertible securities. In March 2001, NRG Energy increased the amount of securities issuable under the registration statement to $1.77 billion.

         On March 13, 2001, NRG Energy completed the sale of 18.4 million shares of common stock for an initial price of $27 per share. Credit Suisse First Boston and Merrill Lynch & Co. acted as Joint Book-Running Managers with Goldman, Sachs & Co. and Saloman Smith Barney, Senior Co-Managers and ABN AMRO Rothschild LLC and Banc of America Securities LLC, Co-Managers. The offering was completed with all 18.4 million shares of common stock being sold, including over-allotment shares of 2.4 million. NRG Energy received gross proceeds from the issuance of $496 million. Net proceeds from this issuance were $473.8 million after deducting underwriting discounts, commissions and estimated offering expenses of approximately $22.2 million. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's short term bridge credit agreement which was used to finance in part NRG Energy's acquisition of LS Power generation assets.

         On March 13, 2001, NRG Energy completed the sale of 11.5 million equity units for an initial price of $25 per unit. Merrill Lynch & Co. and Credit Suisse First Boston acted as Joint Book-Running Managers. The offering was completed with all 11.5 million equity units being sold, including over-allotment units of 1.5 million. NRG Energy received gross proceeds from the issuance of $287.5 million. Net proceeds from this issuance were $278.4 million after deducting underwriting discounts, commissions and estimated offering expenses of approximately $9.1 million. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's short term bridge credit agreement which was used to finance in part NRG Energy's acquisition of LS Power generation assets.

         Remaining net proceeds were used for general corporate purposes, such as the funding of capital expenditures and potential acquisitions, the development and construction of new facilities and additions to working capital.

         On April 2, 2001, NRG Energy completed the sale of $690 million of Senior Notes. The Senior Notes were issued in two tranches, the first tranche of $350 million of 7.75% Senior Notes due April 1, 2011 and the second tranche of $340 million of 8.625% Senior Notes due April 1, 2031. Banc of America Securities LC and Solomon Smith Barney acted as Joint Book-Running Managers with ABN AMRO Incorporated and Deutsche Banc Alex. Brown, Senior Co-Managers. NRG Energy received approximately $683.3 million in net proceeds after underwriting discounts and commissions and estimated offering expenses. The net proceeds were used to repay all amounts outstanding under NRG Energy's revolving credit facility and for investments, other general corporate purposes and to provide capital for planned acquisitions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During May 2001, NRG Energy's affiliate Crockett Cogeneration became technically in default of its loan agreements. The default arose as a result of Crockett not making full payment of its fuel supply billings to BP Amoco because it was not receiving payment on its energy sales. No default in principal or interest payment has occurred. Crockett is current in its work-out payment arrangements with BP Amoco for its prior billings, and is current on new billings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         4.20 364-Day Revolving Credit Agreement dated as of March 9, 2001 among NRG Energy, Inc., The Financial Institutions Party Hereto, and ABN Amco Bank N.V. as agent.

(B)      REPORTS ON FORM 8-K:

         On February 2, 2001, NRG Energy filed a Form 8-K reporting under Item 5
         - Other Events.

                  NRG Energy reported its financial results for the year ended December 31, 2000.

         On February 12, 2001, NRG Energy filed a Form 8-K reporting under Item 2 - Acquisition or Disposition of Assets.

                  NRG Energy announced the closing of its acquisition of a 5,633 megawatt portfolio of operating projects and projects in construction and advanced development from LS Power, LLC and its partners.

         On March 1, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

                  NRG Energy filed certain exhibits relating to the offering of up to $230,000,000 of equity units.

         On March 5, 2001, NRG Energy filed a Form 8-K reporting under Item 5-Other Events.

                  NRG Energy filed as exhibit 99.1 the audited financial statements of NRG Energy Inc. for the year ended December 31, 2000.

         On March 9, 2001, NRG Energy filed a Form 8-K reporting under Item 7 - Exhibits.

                  NRG Energy filed an opinion of Gibson, Dunn & Gutcher LLP regarding certain tax matters in connection with its From S-3 Registration Statement No. 333-52508.

         On March 15, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

                  NRG Energy filed certain exhibits under Item 7 - Exhibits in connection with its Registration Statement No. 333-52508.

         On April 3, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

                  NRG Energy announced the On March 23, 2001, NRG Energy Inc. announced its appointment of W. Mark Hart to the position of Senior Vice President, NRG Energy and President, NRG Europe and Latin America.

         On April 10, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

                  On April 5, 2001, NRG Energy completed the offering of $350,000,000 of its 7.75% Senior Notes due 2011 and $340,000,000 of its 8.625% Senior Notes due 2031. In
                  connection with NRG Energy's December 2000 Registration Statement on Form S-3 (File No. 333-52508), NRG Energy filed certain exhibits under Item 7 - Exhibits.

         On April 30, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

                  On April 25, 2001, NRG Energy, Inc. reported its financial results for the three months ended March 31, 2001.

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

                                            NRG ENERGY, INC.
                                            ----------------
                                            (Registrant)

                                            /s/ Leonard A. Bluhm
                                            --------------------------------
                                            Leonard A. Bluhm
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                                            /s/ William T. Pieper
                                            --------------------------------
                                            William T. Pieper
                                            Controller
                                            (Principal Accounting Officer)


Date:  May 15, 2001
      -----------------