Form 10-K405/A
period 2000-12-31
NRG ENERGY INC
filed 2001-05-31
CIK 1013871

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO________.

                          COMMISSION FILE NO. 001-15891
                                              ---------

                                NRG ENERGY, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          41-1724239
   ---------------------------------                        --------------------
     (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       901 MARQUETTE AVENUE
       MINNEAPOLIS, MINNESOTA                                     55402
----------------------------------------                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (612) 373-5300
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Common stock - $.01 par value (Listed on the New York Stock Exchange)
            Corporate Units - (Listed on the New York Stock Exchange)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   YES  X     NO
                       ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,523,732,734 AT MARCH 15, 2001.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

                  CLASS                          OUTSTANDING AT MARCH 15, 2001
  ---------------------------------------        -----------------------------
  Class A - Common Stock, $0.01 par value               147,604,500 shares
  Common Stock, $0.01 par value                          50,858,903 shares

Documents Incorporated by Reference: With respect to Part III (Items 10, 11, 12 and 13), Notice and Proxy Statement for the 2001 Annual Meeting of Shareholders.


================================================================================

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NRG ENERGY, INC.


May 29, 2001                           By: /s/ Leonard A. Bluhm
                                          --------------------------------------
                                               Leonard A. Bluhm
                                               Executive Vice President and
                                               Chief Financial Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        SIGNATURE                           TITLE                               DATE
        ---------                           -----                               ----
/s/ David H. Peterson              Chairman of the Board,                   May 29, 2001
---------------------------        President and Chief Executive
David H. Peterson                  Officer (Principal Executive
                                   Officer)


/s/ Leonard A. Bluhm               Executive Vice President and             May 29, 2001
---------------------------        Chief Financial Officer
Leonard A. Bluhm                   (Principal Financial Officer)


/s/ William T. Pieper              Controller                               May 29, 2001
---------------------------        (Principal Accounting Officer)
William T. Pieper


/s/ Wayne H. Brunetti              Director                                 May 29, 2001
---------------------------
Wayne H. Brunetti


/s/ Luella G. Goldberg             Director                                 May 29, 2001
---------------------------
Luella G. Goldberg


/s/ Pierson M. Grieve              Director                                 May 29, 2001
---------------------------
Pierson M. Grieve


/s/ William A. Hodder              Director                                 May 29, 2001
---------------------------
William A. Hodder


/s/ James J. Howard                Director                                 May 29, 2001
---------------------------
James J. Howard


/s/ Gary R. Johnson                Director                                 May 29, 2001
---------------------------
Gary R. Johnson


/s/ Richard C. Kelly               Director                                 May 29, 2001
---------------------------
Richard C. Kelly


/s/ Edward J. McIntyre             Director                                 May 29, 2001
---------------------------
Edward J. McIntyre