Form 10-Q
period 2001-06-30
NRG ENERGY INC
filed 2001-08-14
CIK 1013871

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended:  JUNE 30, 2001      Commission File Number: 001-15891

                                NRG ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                41-1724239
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

   901 Marquette Avenue, Suite 2300
        Minneapolis, Minnesota                                     55402
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (612) 373-5300


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

                          Yes  X       No
                             -----        -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at August 6, 2001
   ------------------------------------          -----------------------------
   Class A - Common Stock, $.01 par value             147,604,500 Shares
   Common Stock, $.01 par value                        50,928,910 Shares


================================================================================

INDEX
--------------------------------------------------------------------------------

                                                                                  PAGE NO.
                                                                                  --------
        PART I - FINANCIAL INFORMATION


        Item 1.   Consolidated Financial Statements and Notes

                  Consolidated Statement of Income                                    1

                  Consolidated Balance Sheet                                        2-3

                  Consolidated Statement of Stockholders' Equity                      4

                  Consolidated Statement of Cash Flows                                5

                  Notes to Financial Statements                                    6-17

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             18-24

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk         24


        PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings                                                  25

        Item 3.   Defaults upon Senior Securities                                    26

        Item 4.   Submission of Matters to a Vote of Security Holders                26

        Item 6.   Exhibits, Financial Statement Schedules, and Reports               27
                  on Form 8-K

        Cautionary Statement Regarding Forward Looking Information                   28


        SIGNATURES                                                                   30

                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED STATEMENT OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      -----------------------   --------------------
(In thousands, except per share amounts)                 2001         2000        2001        2000
----------------------------------------             -----------------------------------------------
OPERATING REVENUES AND EQUITY EARNINGS
      Revenues from majority-owned operations        $  661,302   $  473,836  $1,285,564   $ 806,507
      Equity in earnings of unconsolidated
          affiliates                                     61,598       48,173      80,502      38,529
                                                     -----------------------------------------------
            Total operating revenues and equity
               earnings                                 722,900      522,009   1,366,066     845,036
                                                     -----------------------------------------------
OPERATING COSTS AND EXPENSES
      Cost of majority-owned operations                 479,282      305,908     903,141     520,831
      Depreciation and amortization                      45,600       30,865      83,692      50,852
      General, administrative and development            44,655       31,108      98,846      56,288
                                                     -----------------------------------------------
            Total operating costs and expenses          569,537      367,881   1,085,679     627,971
                                                     -----------------------------------------------
OPERATING INCOME                                        153,363      154,128     280,387     217,065
                                                     -----------------------------------------------
OTHER INCOME (EXPENSE)
      Minority interest in earnings of consolidated
         subsidiaries                                    (2,599)      (2,283)     (4,658)     (4,081)
      Other income, net                                  11,863           34      13,945       1,565
      Interest expense                                 (105,767)     (81,858)   (192,759)   (134,175)
                                                     -----------------------------------------------
            Total other expense                         (96,503)     (84,107)   (183,472)   (136,691)
                                                     -----------------------------------------------
INCOME BEFORE INCOME TAXES                               56,860       70,021      96,915      80,374

INCOME TAX EXPENSE                                        7,746       26,440      12,623      28,047
                                                     -----------------------------------------------
NET INCOME                                           $   49,114   $   43,581  $   84,292   $  52,327
                                                     ===============================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC                                     198,515      155,529     191,261     151,567

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - BASIC   $     0.25   $     0.28  $     0.44    $   0.35


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - DILUTED                                   200,277      156,191     193,994     151,898

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - DILUTED  $    0.25   $     0.28  $     0.43    $   0.34


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
NRG ENERGY, INC. AND SUBSIDIARIES

                                                                         JUNE 30    DECEMBER 31,
(In thousands)                                                             2001         2000
--------------                                                        --------------------------
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                       $  226,552  $     95,243
      Restricted cash                                                    157,243        12,135
      Accounts receivable-trade, less allowance
            for doubtful accounts of $41,889 and $21,199                 375,251       360,075
      Accounts receivable-affiliates                                     151,479            --
      Inventory                                                          293,698       174,864
      Current portion of notes receivable                                 25,533           267
      Prepayments and other current assets                               106,422        30,074
                                                                      ------------------------
            Total current assets                                       1,336,178       672,658
                                                                      ------------------------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

      In service                                                       5,885,812     4,106,653
      Under construction                                               1,968,610       206,992
                                                                      ------------------------
            Total property, plant and equipment                        7,854,422     4,313,645
      Less accumulated depreciation                                     (343,361)     (271,977)
                                                                      ------------------------
            Net property, plant and equipment                          7,511,061     4,041,668
                                                                      ------------------------
OTHER ASSETS

      Equity investments in affiliates                                 1,007,704       973,261
      Capitalized project costs                                           46,301        10,262
      Notes receivable, less current portion                             726,136        76,745
      Decommissioning fund investments                                     4,000         3,863
      Intangible assets, net of accumulated amortization of $8,680
         and $6,770                                                       63,340        61,352
      Debt issuance costs, net of accumulated amortization of
         $16,805 and $6,443                                              102,745        48,773
      Other assets, net of accumulated amortization of $15,694 and
         $12,809                                                         279,666        90,410
                                                                     -------------------------
            Total other assets                                         2,229,892     1,264,666
                                                                     -------------------------
TOTAL ASSETS                                                         $11,077,131  $  5,978,992
                                                                     =========================


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
NRG ENERGY, INC. AND SUBSIDIARIES

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2001           2000
                                                                  -----------------------------
(In thousands)                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Current portion of long-term debt                           $   402,861    $   146,469
      Revolving line of credit                                        293,000          8,000
      Revolving line of credit, non-recourse                           35,000             --
      Corporate level, recourse debt                                  600,000             --
      Accounts payable-trade                                          456,429        255,917
      Accounts payable-affiliate                                           --          7,191
      Accrued income taxes                                             53,208         43,870
      Accrued property and sales taxes                                 17,345         10,531
      Accrued salaries, benefits and related costs                     18,718         24,830
      Accrued interest                                                 88,192         51,962
      Other current liabilities                                        81,271         14,220
                                                                  --------------------------
            Total current liabilities                               2,046,024        562,990
                                                                  --------------------------
OTHER LIABILITIES
Consolidated project-level, long term, non-recourse debt            3,699,884      2,146,953
Corporate level, long-term, recourse debt                           2,464,283      1,503,896
Deferred income taxes                                                 368,479         55,642
Postretirement and other benefit obligations                           74,962         83,098
Other long-term obligations and deferred income                       329,095        149,640
Minority Interest                                                      44,908         14,685
                                                                  --------------------------
            Total liabilities                                       9,027,635      4,516,904
                                                                  --------------------------
STOCKHOLDERS' EQUITY
      Class A - common stock; $.01 par value; 250,000 shares
           authorized; 147,605 shares issued and outstanding            1,476          1,476
      Common stock; $.01 par value; 550,000 shares authorized;
           50,928 shares at June 30, 2001 and 32,396 shares at
           December 31, 2000 issued and outstanding                       509            324
      Additional paid-in capital                                    1,714,001      1,233,833
      Retained earnings                                               454,437        370,145
      Accumulated other comprehensive loss                           (120,927)      (143,690)
                                                                  --------------------------
      Total stockholders' equity                                    2,049,496      1,462,088

COMMITMENTS AND CONTINGENCIES
                                                                  ==========================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $11,077,131    $ 5,978,992
                                                                  ==========================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                          Class A                                            Accumulated
                                          Common           Common      Additional               Other          Total
                                      ---------------  --------------   Paid-in   Retained  Comprehensive  Stockholders'
(In thousands)                        Stock    Shares  Stock   Shares   Capital   Earnings     Income         Equity
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999       $  1,476  147,605  $  --      --  $  780,438 $ 187,210   $ (75,470)   $  893,654
Net Income                                                                          52,327                    52,327
Foreign currency translation
adjustments                                                                                    (38,786)      (38,786)
                                                                                                          ----------
Comprehensive income                                                                                          13,541
Issuance of common stock, net                            324  32,396     453,395                             453,719
                                    --------------------------------------------------------------------------------
BALANCES AT JUNE 30, 2000           $  1,476  147,605  $ 324  32,396  $1,233,833 $ 239,537   $(114,256)   $1,360,914
                                    ================================================================================

BALANCES AT DECEMBER 31, 2000       $  1,476  147,605  $ 324  32,396  $1,233,833 $ 370,145   $(143,690)   $1,462,088
Net Income                                                                          84,292                    84,292
Deferred net unrealized gains on
energy contracts                                                                                68,541        68,541
Foreign currency translation
adjustments                                                                                    (45,778)      (45,778)
                                                                                                          ----------
Comprehensive income *                                                                                       107,055
Issuance of common stock, net                            185  18,532     476,088                             476,273
Issuance of corporate units                                                4,080                               4,080
                                    --------------------------------------------------------------------------------
BALANCES AT JUNE 30, 2001           $  1,476  147,605  $ 509  50,928  $1,714,001 $ 454,437   $(120,927)   $2,049,496
                                    ================================================================================


( * ) Comprehensive income for the three months ended June 30, 2001 was $ 118,050.



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
(In thousands)                                                            2001         2000
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $    84,292   $   52,327
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities
            Undistributed equity in earnings of unconsolidated
                affiliates                                                (65,767)     (24,021)
            Depreciation and amortization                                  83,692       50,852
            Deferred income taxes and investment tax credits               17,148       92,215
            Minority interest                                                 300       (2,168)
            Unrealized gains on energy contracts                            3,289           --
            Investment write downs                                          2,274           --
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
                Accounts receivable-trade                                  28,457     (103,807)
                Accounts receivable-affiliates                           (155,650)     (16,999)
                Inventory                                                 (80,576)     (22,514)
                Prepayments and other current assets                      (17,538)      (1,834)
                Accounts payable-trade                                     (5,841)      72,471
                Accounts payable-affiliates                               (17,576)          --
                Accrued income taxes                                        8,295       16,657
                Accrued property and sales taxes                            6,814        2,301
                Accrued salaries, benefits and related costs              (14,247)      (1,438)
                Accrued interest                                           36,230       35,666
                Other current liabilities                                 (10,780)      (3,244)
            Cash provided by changes in other assets and liabilities       10,311       72,040
----------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (86,873)     218,504
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Businesses and assets acquired, net of liabilities assumed       (1,873,891)  (1,723,158)
      Proceeds from sale of investments                                     4,063           --
      Investments in projects                                              36,416       (8,238)
      Changes in notes receivable (net)                                    45,407       (1,908)
      Capital expenditures                                               (917,512)    (149,600)
      (Increase) in restricted cash                                      (145,108)      (3,620)
----------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                  (2,850,625)  (1,886,524)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of stock, net                                475,528      453,719
      Proceeds from issuance of corporate units                             4,080           --
      Proceeds from issuance of long-term debt and term loans           2,959,254    2,508,688
      Net borrowings/(payments) under line of credit agreements           320,000     (174,000)
      Principal payments on long-term debt                               (686,598)  (1,081,030)
----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,072,264    1,707,377
----------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               (3,457)          --
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 131,309       39,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           95,243       31,483
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   226,552   $   70,840
==============================================================================================

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

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows and stockholders' equity for the six months ended June 30, 2001 and 2000.

1.  BUSINESS DEVELOPMENTS

    During May 2001, NRG Energy purchased from Duke Energy North America LLC a 720 MW winter rated/640 MW summer rated simple-cycle plant. Operation of this facility has been suspended due to problems with the plant's transformers. The transformers are currently under repair. The transformers are under warranty from the manufacturer.

    In June 2001, NRG Energy closed on the construction financing for a 633 MW gas-fired power plant in Fort Bend County, Texas that will be built, operated and managed by NRG Energy. At the time of the closing, NRG Energy also became 100% owner of the project by purchasing STEAG Power LLC's 50% interest in the project. NRG Energy estimates that its investment will total approximately $170 million. The project is expected to begin commercial operation in February 2003.

    In June 2001, NRG Energy purchased 1,081 MW of interests in power generation plants from a subsidiary of Conectiv for approximately $644 million. NRG Energy acquired a 100% interest in the 784 MW coal-fired Indian River Generating Station located near Millsboro, Delaware and in the 170 MW oil-fired Vienna Generating Station located in Vienna, Maryland. In addition, NRG Energy acquired 64 MW of the 1,711 MW coal-fired Conemaugh Generating Station located approximately 60 miles east of Pittsburgh, Pennsylvania and 63 MW of the 1,711 MW coal-fired Keystone Generating Station located approximately 50 miles east of Pittsburgh, Pennsylvania.

    In June 2001, NRG Energy purchased a 389 MW gas-fired power plant and a 116 MW thermal power plant, both of which are located in Csepel Island in Budapest, Hungary from PowerGen PLC. In April NRG Energy also purchased from PowerGen its interest in Saale Energie GmbH and its 33.3% interest in MIBRAG BV. By acquiring PowerGen's interest in Saale Energie, NRG Energy increased its ownership interest in the 960 MW coal-fired Schkopau power station located near Halle, Germany from 200 MW to 400 MW. By acquiring PowerGen's interest in MIBRAG, an integrated energy business in eastern Germany consisting primarily of two lignite mines and three power stations, NRG Energy increased its ownership of MIBRAG from 33.3% to 66.7%; however, MIBRAG purchased the shares NRG Energy acquired from PowerGen, which resulted in The Washington Group International, Inc., MIBRAG's other shareholder, and NRG Energy, each owning 50% of MIBRAG. NRG Energy paid a total of approximately $190 million to PowerGen for all of these interests.

    In June 2001, NRG Energy acquired Vattenfall's interests in three South American projects, Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company Ltd. (COBEE) and Compania Electrica Central Bulo Bulo S.A., both in Bolivia and Itiquira Energetica S.A. in Brazil. In addition, NRG Energy has acquired the ownership interest of Inepar Energia S.A. (Inepar) in the Itiquira project. NRG Energy had been a 50% partner with Vattenfall in COBEE, Bulo Bulo and Itiquira. NRG Energy now owns 98.9% of COBEE, 60% of Bulo Bulo and 99% of the common shares of Itiquira. Pan American Energy LLC, a joint venture between BP-Amoco and Bridas Corporation an Argentine company owns the remaining 40% of Bulo Bulo. COBEE, with 220 MW of predominantly hydroelectric generation is the second largest electric generator in Bolivia. Bulo Bulo is an 88 MW natural gas-fired facility in Bolivia, and Itiquira is a 156 MW hydroelectric project in the advanced stage of construction in Brazil. Full commercial operation of Itiquira is expected in March 2002.

    In June 2001, NRG Energy completed an approximately 240 MW expansion project at the site of its Big Cajun I facility in New Roads, Louisiana. The expansion project cost approximately $69 million.

    In July 2001, NRG Energy announced that it acquired approximately 60% of Hsin Yu Energy Development Company Ltd, a Taiwan company that owns and develops power generation facilities. Hsin Yu currently owns a 170 MW combined cycle gas turbine cogeneration facility, Hsinchu Phase 1, located near Taipei. Hsin Yu is developing a 245 MW expansion of the Hsinchu facility and a new 490 MW greenfield project at the Tainan Science - based Industrial Park in southern Taiwan.

2.  SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

    NRG Energy has investments in four companies that are considered significant subsidiaries, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the income statements of these unconsolidated entities:


                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                  ---------------------- ----------------------
        (In thousands)                               2001       2000        2001       2000
                                                  ----------- ---------- ----------- ----------
        Net sales                                 $  498,694  $302,500   $1,170,407  $ 488,271
        Other income                                   2,591     6,529        4,711      7,225
        Costs and expenses:
           Cost of sales                             326,566   188,123      937,161    357,644
           Interest expense                           15,921     6,858       27,654     13,328
           General and administrative                 30,642     9,128       30,379     15,140
           Other                                      (5,277)   (1,496)       3,857     (1,301)
                                                  --------------------------------------------
      Total costs and expenses                       367,852   202,613      999,051    384,811
                                                  --------------------------------------------
        Income before income taxes                   133,433   106,416      176,067    110,685
        Income taxes                                   2,427     5,599        5,069     11,400
                                                  --------------------------------------------
        Net income                                $  131,006  $100,817   $  170,998  $  99,285
                                                  ============================================
        Company's share of net income             $   64,623  $ 49,188   $   82,744  $  46,317
                                                  ============================================


3.  SHORT TERM DEBT

    NRG Energy has a $500 million revolving credit facility under a commitment fee arrangement that matures in March 2002. This facility provides short-term financing in the form of bank loans. At June 30, 2001, the Company had $293 million outstanding under this facility. At June 30, 2001, the weighted average interest rate of such outstanding advances was 5.43% per year.

    As of June 30, 2001, NRG Energy, through its wholly owned subsidiary, NRG South Central Generating LLC, had outstanding approximately $35 million under a project level, non-recourse revolving credit agreement which matures in March 2002. At June 30, 2001, the weighted average interest rate of such outstanding advances was 5.65% per year. The maximum available under this facility is $40 million.

    In June 2001, NRG Energy entered into a $600 million term loan facility. The facility is unsecured and provides for borrowings of base rate loans and Eurocurrency loans. The facility terminates on June 21, 2002. The facility contains covenants that restricts NRG Energy's incurrence of liens and requires NRG Energy to maintain a net worth of at least $1.5 billion plus 25% of its net income from July 1, 2001 through the date of any determination thereof. In addition, the facility requires the maintenance of a debt to capitalization ratio of not more then 0.68 to 1.0 for any quarter or not more than 0.72 to 1.0 for any consecutive two months in any six-month period. An event of default under NRG Energy's existing corporate level revolving credit agreement is also an event of default under this facility. As of June 30, 2001, the aggregate amount outstanding under this facility was $600 million. At June 30, 2001 the weighted average interest rate of such outstanding advances was 4.97%.

4.  LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    On April 2, 2001, NRG Energy completed the sale of $690 million of unsecured senior notes. The senior notes were issued in two tranches, the first tranche of $350 million of 7.75% senior notes is due April 2011 and the second tranche of $340 million of 8.625% senior notes is due April 1, 2031. NRG Energy received approximately $683.3 million in net proceeds from the issuance of these notes. The net proceeds were primarily used to repay short-term borrowings, other general corporate purposes and to provide capital for planned acquisitions. Interest payments are due semi-annually, April 1 and October 1, beginning on October 1, 2001.

    In May 2001, NRG Energy's wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. The facility will be used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provides for borrowings of base rate loans and Eurocurrency loans and is secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guaranties from each such subsidiary or affiliate. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be reborrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2009. The facility is non-recourse to NRG Energy other that its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of June 30, 2001, the aggregate amount outstanding under this facility was $104 million. At June 30, 2001, the weighted average interest rate of such outstanding advances was 6.91%.

    On June 22, 2001, NRG Midatlantic Generating LLC (Midatlantic), a wholly owned subsidiary of NRG Energy, borrowed approximately $414.9 million under a five year term loan agreement (Agreement) to finance, in part, the acquisition of certain generating facilities from Conectiv. The Agreement terminates in November 2005 and provides for a total credit facility of $580 million. Interest is payable quarterly. The debt is guaranteed by Midatlantic and its wholly owned subsidiaries. The Agreement provides for a variable interest rate at either:

     o    The higher of the Prime rate or the Federal Funds rate plus 0.50%, or

     o    The London Interbank Offered Rate (LIBOR) of interest.

    As of June 30, 2001, the weighted average interest rate for amounts outstanding under the Agreement was 5.094%.

    Midatlantic is obligated to pay a commitment fee of 0.25% of the unused portion of the credit facility.

    The Agreement requires Midatlantic to comply with certain covenants concerning limitations on additional borrowings, sales of assets, capital expenditures, and payment of dividends or other distributions to shareholders.

    In June 2001, in connection with NRG Energy's acquisition of the Csepel facilities, NRG Energy assumed a non-recourse credit facility agreement that provides for borrowings of approximately $78.5 million and DEM 203.6 million. As of June 30, 2001, there exists an outstanding balance of approximately $166.2 million under this credit facility. The facility terminates in 2017 with principle payments due quarterly in varying amounts throughout the term of the agreement. Interest is payable quarterly at a variable rate.

    In connection with NRG Energy's acquisition of the COBEE facilities, NRG Energy recorded on its balance sheet approximately $56.3 million of non-recourse long-term debt that is due in 18 semi-annual installments of varying amounts beginning January 31, 1999 and ending July 31, 2007. The loan agreement provides an A Loan of up to $30 million and a B Loan of up to $45 million. Interest is payable semi-annual in arrears at a rate equal to 6-month LIBOR plus a margin of 4.5% on the A Loan and 6-month LIBOR plus a margin of 4.0% on the B Loan. The A Loan and the B Loan are collateralized by a mortgage on substantially all of COBEE's assets.

    As part of NRG Energy's acquisition of the LS Power assets in January 2001, NRG Energy through its wholly owned subsidiary, LSP Kendall Energy LLC, has acquired a $554.2 million credit facility. The facility is non-recourse to NRG Energy and consists of a construction and term loan, working capital and letter of credit facilities.

    As of June 30, 2001, there were borrowings totaling approximately $292.8 million outstanding under the facility at a weighted average annual interest rate of 5.0%.

    In connection with NRG Energy's acquisition of the Audrain facilities, NRG Energy has recognized a capital lease on its balance sheet within long-term debt in the amount of $259.3 million, as of June 30, 2001. The capital lease obligation is recorded at the net present value of the minimum lease obligation payable. The lease terminates in May 2021. NRG Energy expects to incur approximately $2.5 million, $5.4 million, $5.9 million, $6.4 million, $7.0 million and $7.6 million, for the years 2001, 2002, 2003, 2004, 2005 and 2006, respectively in principle payments and approximately $224.5 million over the remaining term of the lease. In addition, NRG Energy has recorded in Notes Receivable an amount of approximately $270 million which represents its investment in the bonds that the County of Audrain issued to finance the project.

    In connection with NRG Energy's purchase of PowerGen's interest in Saale Energie GmbH, NRG Energy has recognized a non-recourse capital lease on its balance sheet within long-term debt in the amount of $154.8 million, as of June 30, 2001. The capital lease obligation is recorded at the net present value of the minimum lease obligation payable over the lease's remaining period of 20 years. NRG Energy expects to incur approximately $21.4 million of principle payments each year for the remaining term of the lease. In addition, a direct financing lease was recorded in notes receivable.

    GUARANTEES

    NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy's generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of June 30, 2001, NRG Energy's obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $552 million.

5.  FINANCIAL INSTRUMENTS

    As of June 30, 2001, NRG Energy had twelve-interest rate swap agreements with notional amounts totaling approximately $976 million, as described below. NRG Energy also has one foreign currency swap with a notional amount of approximately $9.2 million or (pound)6.4 million. If the swaps had been discontinued on June 30, 2001, NRG Energy would have owed the counter-parties approximately $35.4 million. Based on the investment grade rating of the counter-parties, NRG Energy believes that its exposure to credit risk due to nonperformance by the counter-parties to its hedging contracts is insignificant.

     o NRG Energy entered into a swap agreement effectively converting the floating rate on AUD105 million debt into fixed rate debt. The swap expires on September 8, 2012 and is secured by the Flinders assets.

     o A second swap effectively converts a $15.7 million issue of non-recourse variable rate debt into fixed rate debt. The swap expires on September 30, 2002 and is secured by the Camas Power Boiler assets.

     o A third swap converts $140 million of non-recourse variable rate debt into fixed rate debt. The swap expires on December 17, 2014 and is secured by the Crockett Cogeneration assets.

     o A fourth swap converts (pound)188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

     o As of June 30, 2001 NRG Energy had in place swaps totaling approximately $498 million. These swaps covert the floating rate on the Kendall debt to fixed rates.

     o NRG Energy also entered into a foreign currency swap with a notional amount of approximately (pound)6.4 million or $9.2 million to hedge or protect foreign currency denominated cash flows. The swap expires on July 31, 2001.

6.  SEGMENT REPORTING

    NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                              POWER GENERATION
                                          -----------------------------------------------------------
(IN THOUSANDS)                            NORTH AMERICA      EUROPE     ASIA PACIFIC   OTHER AMERICAS
--------------                            -------------    ----------   ------------   --------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations   $  435,099       $   58,068    $ 101,765       $  3,676
Inter-segment Revenues                            --               --           --             --
Equity in earnings / (losses) of
     unconsolidated affiliates                51,186            8,786         7,942         1,696
                                          ----------       ----------    ----------      --------
Total operating revenues and
     equity earnings                         486,285           66,854       109,707         5,372
                                          ----------       ----------    ----------      --------
Net Income                                $   46,189       $   22,747    $    3,339      $    702
                                          ==========       ==========    ==========      ========



                                         ALTERNATIVE
                                            ENERGY          THERMAL         OTHER         TOTAL
                                         ------------      --------      ---------    -----------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned Operations  $  26,811         $ 25,153      $  9,683     $  660,255
Inter-segment Revenues                       1,047               --            --          1,047
Equity in earnings / (losses) of
     unconsolidated affiliates              (6,130)               6        (1,888)        61,598
                                         ---------         --------      --------     ----------
Total operating revenues and
     equity earnings                        21,728           25,159         7,795        722,900
                                         ---------         --------      --------     ----------
Net Income (Loss)                        $  12,460         $  1,148      $(37,471)    $   49,114
                                         =========         ========      ========     ==========

Total assets as of June 30, 2001 for North America, Europe, Asia Pacific and Other Americas total $8,359 million, $1,548 million, $710 million and $460 million, respectively.

                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                              POWER GENERATION
                                          ----------------------------------------------------------
(IN THOUSANDS)                            NORTH AMERICA       EUROPE    ASIA PACIFIC  OTHER AMERICAS
--------------                            -------------     ----------  ------------  --------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations   $  400,823       $   41,718    $      72    $        26
Inter-segment Revenues                            --               --           --             --
Equity in earnings / (losses) of
     unconsolidated affiliates                45,584              821        2,823          2,936
                                          ----------       ----------    ---------    -----------
Total operating revenues and
     equity earnings                         446,407           42,539        2,895          2,962
                                          ----------       ----------    ---------    -----------
Net Income                                $   58,547       $    3,481    $     955    $     2,390
                                          ==========       ==========    =========    ===========


                                          ALTERNATIVE
                                             ENERGY         THERMAL        OTHER         TOTAL
                                          ------------     --------      ---------    -----------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned Operations   $  8,220         $ 18,834      $  3,843     $   473,536
Inter-segment Revenues                         300               --            --             300
Equity in earnings / (losses) of
     unconsolidated affiliates              (3,996)               5            --          48,173
                                          --------         --------      --------     -----------
Total operating revenues and
     equity earnings                         4,524           18,839         3,843         522,009
                                          --------         --------      --------     -----------
Net Income (Loss)                         $  4,459         $  1,228      $(27,479)    $    43,581
                                          ========         ========      ========     ===========

Total assets as of June 30, 2000 for North America, Europe, Asia Pacific and Other Americas total $4,109 million, $885 million, $371 million and $125 million, respectively.

                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                               POWER GENERATION
                                           -----------------------------------------------------------
(IN THOUSANDS)                             NORTH AMERICA      EUROPE     ASIA PACIFIC   OTHER AMERICAS
--------------                             -------------   ----------    ------------   --------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations    $  851,367      $  126,777    $ 190,042       $   3,771
Inter-segment Revenues                             --              --           --              --
Equity in earnings of unconsolidated
     affiliates                                63,646          14,772       12,039           3,891
                                           ----------      ----------    ---------       ---------
Total operating revenues and equity
     earnings                                 915,013         141,549      202,081           7,662
                                           ----------      ----------    ---------       ---------
Net Income                                 $   83,248      $   34,716    $  19,953       $   1,647
                                           ==========      ==========    =========       =========


                                          ALTERNATIVE
                                             ENERGY          THERMAL        OTHER          TOTAL
                                          ------------     ----------    ----------    -----------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations    $   36,697      $  57,627     $  17,589     $ 1,283,870
Inter-segment Revenues                          1,694             --            --           1,694
Equity in earnings / (losses) of
     unconsolidated Affiliates                (11,970)            11        (1,887)         80,502
                                           ----------      ---------     ---------     -----------
Total operating revenues and equity
       earnings                                26,421         57,638        15,702       1,366,066
                                           ----------      ---------     ---------     -----------
Net Income (Loss)                          $   15,631      $   3,390     $ (74,293)    $    84,292
                                           ==========      =========     =========     ===========


                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                               POWER GENERATION
                                           -----------------------------------------------------------
(IN THOUSANDS)                             NORTH AMERICA      EUROPE     ASIA PACIFIC   OTHER AMERICAS
--------------                             -------------   ----------    ------------   --------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations    $  664,193      $   78,340    $      71       $      97
Inter-segment Revenues                             --              --           --              --
Equity in earnings of unconsolidated
     affiliates                                36,075           2,686        1,585           4,666
                                           ----------      ----------    ---------       ---------
Total operating revenues and equity
     earnings                                 700,268          81,026        1,656           4,763
                                           ----------      ----------    ---------       ---------
Net Income                                 $   81,375      $    7,784    $  (1,462)      $   3,357
                                           ==========      ==========    =========       =========

                                           ALTERNATIVE
                                              ENERGY          THERMAL        OTHER          TOTAL
                                           ------------    ----------     ---------       ---------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations    $   15,238      $   40,408     $   7,559       $ 805,906
Inter-segment Revenues                            601              --            --             601
Equity in earnings / (losses) of
     unconsolidated Affiliates                 (6,493)             10            --          38,529
                                           ----------      ----------     ---------       ---------
Total operating revenues and equity
     earnings                                   9,346          40,418         7,559         845,036
                                           ----------      ----------     ---------       ---------
Net Income (Loss)                          $    7,833      $    3,231     $ (49,791)      $  52,327
                                           ==========      ==========     =========       =========


7.  COMMITMENTS AND CONTINGENCIES

    DISPUTED REVENUES

    As of June 30, 2001, NRG Energy had approximately $10.5 million of disputed revenues in respect of certain wholly-owned subsidiaries, primarily NRG Northeast Generating LLC. NRG Energy is actively pursuing resolution and/or collection of these amounts. These disputed revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. As previously disclosed in its annual report on Form 10-K, NRG Energy had approximately $13.1 million of disputed revenues as of December 31, 2000. During the six months ended June 30, 2001, $3.1 million of disputed revenues were resolved, and $0.5 million of new disputed revenues were added.

    CALIFORNIA LIQUIDITY CRISIS

    NRG Energy's California generation assets consist primarily of interests in the Crockett and Mt. Poso facilities and a 50% interest in West Coast Power LLC, formed in 1999 with Dynegy, Inc. The West Coast Power facilities sold uncommitted power through the California Power Exchange (PX) and the California Independent System Operator (ISO) to Pacific Gas and Electric Company (PG&E), Southern California Edison Company (SCE) and San Diego Gas and Electric Company (SDG&E), the three major California investor owned utilities. Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E and SCE. Currently, the West Coast Power facilities sell uncommitted power through the California ISO to the California Department of Water Resources (the CDWR). Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E, SCE and SDG&E.

    The combination of rising wholesale electric prices, increases in the cost of natural gas, the scarcity of hydroelectric power and regulatory limitations on the rates that PG&E and SCE may charge their retail customers caused both PG&E and SCE to default in their payments to the California PX, the California ISO and other suppliers, including NRG Energy. In March 2001, the California PX filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, PG&E filed for bankruptcy under Chapter 11 of the Bankruptcy Code.

    In March 2001, certain affiliates of West Coast Power entered into a four year contract with the CDWR pursuant to which the affiliates agreed to sell up to 1,000 MW to the CDWR for the remainder of 2001 and up to 2,300 MW from January 1, 2002 through December 31, 2004, any of which may be resold by the CDWR to utilities such as SCE, PG&E and SDG&E. The ability of the CDWR to make future payments is subject to the CDWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE, PG&E and SDG&E for deliveries to their customers. As a result of the present situation in California, all of NRG Energy's interests in California are exposed to heightened risk of delayed payments and/or non-payment regardless of whether the sales are made directly to PG&E, SCE or SDG&E or to the California ISO or the CDWR.

    NRG Energy's share of the net amounts owed to its California affiliates by the California PX, the California ISO, and the three major California utilities totaled $218 million as of June 30, 2001, based upon unaudited financial information provided by such affiliates. This amount reflects NRG
    Energy's share of (a) total amounts owed to its California affiliates of $371 million, less (b) amounts that are currently treated as "disputed revenues" and are not recorded as accounts receivable in the financial statements of the California affiliates, and reserves taken against accounts receivable that have been recorded in such financial statements, both of which together totaled $153 million. NRG Energy believes that it will ultimately collect in full the net amount of $218 million owed to its California affiliates; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of this amount will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO and the Federal Energy Regulatory Commission (FERC) imposing various revenue caps on the wholesale price of electricity. None of the disputed revenues will be recorded until the particular issue that caused them to be excluded from the financial statements is resolved. Since the date of the PG&E bankruptcy filing, PG&E has been paying NRG Energy's Crockett and Mt. Poso affiliates on a current basis.

    Various legislative, regulatory and legal remedies to the liquidity crisis faced by PG&E and SCE have been implemented or are being pursued. Assembly Bill 1X, which authorizes the CDWR to enter into contracts for the purchase of electric power through January 1, 2003 and to issue revenue bonds to fund such purchases, was signed into law by the Governor of California in February 2001. In May 2001, the Governor of California signed Senate Bill 31X, which authorizes the issuance of $13.4 billion in revenue bonds for the costs incurred by the CDWR for the purchase and delivery of power for customers of PG&E, SCE and SDG&E. The bonds will repay $6.7 billion to the State of California's general fund for power purchases since January 2001 and will finance future power purchases, including those made by the CDWR. In addition, in March, the California Public Utilities Commission (PUC) approved an approximately 40% increase in the energy component of the retail electric rates paid by certain California ratepayers. This increase is in addition to the 9% increase approved in January 2001 and a 10% increase expected to take effect next year.

    The delayed collection of receivables owed to West Coast Power resulted in a covenant default under its credit agreement. West Coast Power has entered into a forbearance agreement with its lenders in connection with such covenant default. In addition, NRG Energy's Crockett affiliate was recently notified by its lenders that it has incurred a covenant default under its loan agreement. As a result, NRG Energy has reclassified the long-term portion of the Crockett debt to current. Defaults under the Crockett and West Coast Power credit agreements do not trigger defaults under any of NRG Energy's corporate-level financing debt securities or borrowing arrangements.

    FERC has jurisdiction over sales for resale of electricity in the California wholesale power markets. In March 2001, FERC issued orders that presumptively approved prices up to $273/MWh during January 2001 and $430/MWh during February 2001. The orders direct electricity suppliers either to refund a portion of their January and February sales or justify prices charged above these approved prices. The orders, if finalized, could require West Coast Power to refund approximately $45 million in revenues from January and February, of which NRG Energy's share would be approximately $22.5 million. Dynegy Power Marketing, Inc., as the power marketer for West Coast Power, has submitted information to justify each component of the prices it charged that were in excess of the presumptively approved prices.

    On June 19, 2001, FERC issued an order establishing a maximum pricing methodology for spot markets in California and throughout the Western Systems Coordinating Council (WSCC) region at times when reserves fall below 7% in California. The maximum prices for sales in the WSCC spot markets during those hours, called the "market clearing price," is derived from the costs of the least efficient provider based in California and selling through the California ISO. At all other times, this order establishes a maximum price equal to 85% of the last market-clearing price. This maximum price program will terminate on September 30, 2002. This order expands on a previous FERC order issued April 26, 2001.

    In its June order, FERC also mandated settlement negotiations among sellers and buyers in the California ISO markets in respect of the settlement of past accounts, refund issues related to periods after October 2, 2000 and the structuring of future arrangements for meeting California's energy requirements. The Settlement talks were overseen by an Administrative Law Judge (ALJ) and concluded without reaching a resolution on July 9, 2001. Accordingly, the ALJ made a recommendation to FERC on such resolution. The ALJ recommended that FERC hold a full evidentiary hearing to review his proposals before reaching any decision. The Commission issued its order on July 25, 2001 establishing evidentiary hearing procedures. At this early point in the proceedings, NRG Energy cannot predict what action FERC will take on any of the issues presented, including any refunds sought from the generators.

    The energy crisis in California has also resulted in the enactment of legislation in Nevada that prohibits the sale by Nevada Power Company of its Reid Gardner and Clark generating stations, located in Nevada, until July 2003. In November 2000, NRG Energy and its partner Dynegy, Inc. had executed asset purchase agreements with Nevada Power, a subsidiary of Sierra Pacific Resources, to acquire these stations. Additionally, the California legislature has enacted legislation, which prohibits the sale of Sierra Pacific's North Valmy generating station, also located in Nevada, until 2006. In October 2000, NRG Energy had signed an asset purchase agreement to acquire Sierra Pacific's 50% interest in the North Valmy station. NRG Energy continues to discuss with Sierra Pacific possible responses to this legislation.

    PENDING ACQUISITIONS

    Conectiv

    In June 2001, NRG Energy extended purchase agreements that were entered into with a subsidiary of Conectiv to acquire 794 MW of coal and oil-fired electric generating capacity and other assets in New Jersey and Pennsylvania, including an additional 66 MW of the Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. NRG Energy will pay approximately $180 million for the assets. NRG Energy expects the acquisition to close in the third quarter of 2001 following approval of the New Jersey Board of Public Utilities.

    Indeck

    In May 2001, NRG Energy signed a purchase agreement to acquire an approximately 2,255 MW portfolio of operating projects and projects in advanced development that are located in Illinois and upstate New York from Indeck Energy Services, Inc. Approximately 402 MW are currently in operation and NRG Energy expects that an additional $1.3 billion will be required to complete construction of the projects in advanced development. In addition, NRG Energy is obligated to loan Indeck the funds needed to service payments on the turbine orders for the plants prior to close, up to approximately $93 million, with the loan secured by the equipment and the equipment contracts. If the transaction does not close, Indeck has six months to repay the outstanding balance at an annual rate of 9.5%. The outstanding loan balance will be offset against the purchase price at closing. NRG Energy expects the acquisition to close in the third quarter of 2001.

    Narva Power

    In August 2000, we signed a Heads of Terms Agreement with Eesti Energia, the Estonian state-owned electric utility, providing for the purchase for approximately $65.5 million of a 49% stake in Narva Power, the owner and operator of the oil shale-fired Eesti and Balti power plants, located near Narva, Estonia. The plants have a combined capacity of approximately 2,700 MW. NRG Energy is working to close the acquisition in the third quarter of 2001.

    Bridgeport Harbor and New Haven Harbor

    In December 2000, NRG Energy signed asset purchase agreements to acquire the 585 MW coal-fired Bridgeport Harbor Station and the 466 MW oil and gas-fired New Haven Harbor station in Connecticut for approximately $325 million. The closing of this acquisition has been delayed as NRG Energy is addressing certain market power issues raised by the federal and state regulatory authorities. NRG Energy has submitted information to the Department of Justice, FERC and the Attorney General of the State of Connecticut, and is involved in ongoing discussions to resolve these issues.

    Meriden

    In December 2000, NRG Energy signed a purchase agreement to acquire a 540 MW natural gas fired generation facility being developed in Meriden, Connecticut, for a purchase price of approximately $25 million. NRG Energy expects to close the acquisition in the third quarter of 2001. NRG Energy estimates costs of approximately $384 million to complete construction of the plant, which has a commercial operation date of June 2003.

    McClain Acquisition

    In May 2001, NRG Energy signed a purchase agreement to acquire Duke Energy's 77% interest in the McClain Energy Generating Facility located near Oklahoma City, Oklahoma for approximately $283 million. The Oklahoma

    Municipal Power Authority owns the remaining 23% interest. The McClain facility is in the final stage of construction and will be an approximately 500 MW natural gas fired plant. The plant is expected to begin commercial operation during the third quarter of 2001 and the acquisition is expected to close in the third quarter of 2001.

    LEGAL ISSUES

    On July 13, 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC, to request a declaration by the Court that, pursuant to the terms of the Asset Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. Management believes that this lawsuit is premature, in the absence of action by the New York Department of Environmental Conservation and the New York Attorney General with respect to the Notice of Violation issued to NRG Energy.

8.  EARNINGS PER SHARE

    Diluted earnings per average common share is calculated by dividing net income by the weighted average shares of common stock outstanding including stock options outstanding under NRG Energy's stock option plans considered to be common stock equivalents. The following table shows the effect of those stock options on the weighted average number of shares outstanding used in calculating diluted earnings per average common share.

                                                              FOR THE THREE         FOR THE SIX
                                                               MONTHS ENDED         MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                           --------------------- ------------------
    (In thousands)                                            2001       2000       2001      2000
                                                           ---------- ---------- --------- --------
    Weighted Average Number of Common Shares Outstanding    198,515    155,529    191,261   151,567
    Assumed Exercise of Dilutive Stock Options                1,762        662      2,733       331
                                                           --------   --------   --------  --------
    Potential Weighted Average Diluted Common
    Shares Outstanding                                      200,277    156,191    193,994   151,898
                                                           --------   --------   --------  --------

    For the thee and six months ended June 30, 2001, 7,041 and 3,962 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. In addition, there was no effect on diluted earnings per share related to the forward contract to buy NRG Energy's common stock issued in connection with its recent issuance of Corporate Units.

9.  INVENTORY

    Inventory, which is stated at the lower of weighted average cost or market, consisted of:

   (In thousands)        JUNE 30, 2001  DECEMBER 31, 2000
                         -------------- -----------------
   Fuel oil              $   91,405       $  48,541
   Spare parts              110,334          85,136
   Coal                      69,715          17,439
   Kerosene                   1,273           1,524
   Other                     20,971          22,224
                         ----------       ---------
       TOTAL             $  293,698       $ 174,864
                         ----------       ---------



10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    On January 1, 2001, NRG Energy adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138.

    During the three and six month periods ended June 30, 2001, NRG Energy recorded an after-tax gain in Other comprehensive income (OCI) of approximately $51.2 million and $102.3 million, respectively. These gains related to favorable changes in fair values of the derivatives accounted for as hedges recorded on January 1, 2001. Also during the three and six month periods ended June 30, 2001, NRG Energy reclassified from OCI into earnings $3.4 million and $11.2 million, respectively, of accumulated net derivative gains. The net balance in OCI relating to SFAS No. 133 as of June 30, 2001 was a gain of approximately $68.5 million. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

    NRG Energy's pre-tax earnings for the three and six month periods ended June 30, 2001 were decreased by an unrealized loss of $(33.7) million and $(13.5) million, respectively, relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133 as follows:


    Gains/(Losses) in thousands                    Three Months           Six Months
    ---------------------------                 Ended June 30, 2001   Ended June 30, 2001
                                                -------------------   -------------------
    Revenue from majority-owned operations           $ (11,392)            $ (11,392)
    Equity in earnings of unconsolidated
       affiliates                                        2,730                   843
    Cost of majority-owned operations                  (25,871)               (5,129)
    Other income, net                                      856                 2,172
                                                     ---------             ---------
    Total impact before income tax                   $ (33,677)            $ (13,506)
                                                     =========             =========


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

    Energy and energy related commodities

    NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by NRG Energy are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings, i.e., when electricity is generated, fuel is consumed. During the three and six month periods ended June 30, 2001, NRG recognized a $14.9 million gain relating to ineffectiveness on commodity cash flow hedges. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At June 30, 2001, NRG Energy had various commodity related contracts extending through December 2003 and several fixed-price gas and electricity purchase contracts extending through 2005 to 2018. During the three and six month periods ended June 30, 2001, NRG Energy reclassified from OCI into earnings $6.1 million and $13.9 million, respectively, of accumulated net derivative gains. Furthermore, during the three and six month periods ended June 30, 2001, NRG Energy reclassified from OCI into equity in earnings of unconsolidated affiliates $2.5 million and $0, respectively, of accumulated net derivative losses. NRG Energy expects to reclassify into earnings during the next twelve months net gains from OCI of approximately $24.3 million.

    NRG Energy's pre-tax earnings for the three and six month periods ended June 30, 2001 were decreased by an unrealized loss of $(34.5) million and $(15.7) million, respectively, relating to energy and energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

    Interest rates

    To manage interest rate risk, NRG Energy has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings as the underlying interest expense is incurred. No ineffectiveness was recognized on interest rate cash flow hedges during the three and six-month periods ended June 30, 2001. During the three months ended June 30, 2001, NRG Energy reclassified from OCI into earnings $(0.2) million of accumulated net derivative losses. During the six months ended June 30, 2001, NRG Energy reclassified from OCI into earnings $(0.3) million of accumulated net derivative losses. NRG Energy expects to reclassify into earnings in interest expense during the next twelve months net losses from OCI of approximately ($0.9 million).

    Foreign currency exchange rates

    To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect, those cash flows if appropriate foreign hedging instruments are available. During the three and six month periods ended June 30, 2001, NRG Energy had various foreign currency exchange contracts not designated as accounting hedges. Accordingly, the changes in fair value of these derivatives, totaling $.9 million and $2.2 million, respectively, for the three and six-month periods ended June 30, 2001, are reported in earnings in other income, net.

11. NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. NRG Energy plans to adopt the provisions of Statement No. 141 and 142, effective July 1, 2001 and January 1, 2002, respectively. NRG Energy does not expect the implementation of these guidelines to have a material impact on its consolidated financial position or results of operations.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

        NRG Energy, Inc. (NRG Energy or the Company) is a leading global energy company primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products. NRG Energy believes that it is one of the three largest independent power generation companies in the United States and the fifth largest independent power generation company in the world, measured by net ownership interest in power generation facilities. NRG Energy is actively pursuing the acquisition and development of additional generation projects. NRG Energy intends to continue its growth through a combination of targeted acquisitions in selected core markets, the expansion or repowering of existing facilities and the development of new greenfield projects.


                              RESULTS OF OPERATIONS

        Net income for the three and six months ended June 30, 2001, was $49.1 million and $84.3 million, an increase of $5.5 million and $31.9 million compared to the same periods in 2000, representing increases of approximately 12.7% and 61.1%, respectively. These increases were due to the factors described below.

OPERATING REVENUES

        For the three months ended June 30, 2001, NRG Energy had total revenues and equity earnings of $722.9 million, compared to $522.0 million for the three months ended June 30, 2000, an increase of $200.9 million or approximately 38.5%. NRG Energy's revenues from majority-owned operations were $661.3 million, an increase of $187.5 million or approximately 39.6%, over the same period in 2000. The increase of approximately $187.5 million over the same period in 2000 is primarily due to increased sales resulting from NRG Energy's recently completed acquisitions.

        For the six months ended June 30, 2001, NRG Energy had total revenues and equity earnings of $1.4 billion, compared to $845.0 million for the six months ended June 30, 2000, an increase of $521.0 million or approximately 61.7%. NRG Energy's revenues from majority-owned operations were $1.3 billion, an increase of $479.1 million or approximately 59.4%, over the same period in 2000. The increase of approximately $479.1 million, over the same period in 2000 is primarily due to increased sales resulting from NRG Energy's recently completed acquisitions.

        Subsequent to June 30, 2000, NRG Energy completed the acquisition of the Flinders Power facilities (September 8, 2000) in South Australia, Entrade AG, an energy trading company active in Europe, the LS Power assets, certain Conectiv assets and the consolidation of Schkopau. Each of these recently completed acquisitions and others has significantly affected NRG Energy's revenues from majority-owned operations. In addition, the power generating facilities that NRG Energy acquired in 1999 and during the first quarter of 2000 also contributed to the increase in revenues from majority-owned operations for the three and six months ended June 30, 2001 as compared to the same periods in 2000. For the three and six months ended June 30, 2001, revenues from majority owned operations were adversely affected in the amount of $11.4 million by the impact of SFAS No. 133 which was adopted in January 1, 2001. This amount reflects the impact of mark-to-market of certain energy and energy related commodities financial instruments primarily related to NRG Energy's North American operations.

        Equity in operating earnings of unconsolidated affiliates was $61.6 million for the three months ended June 30, 2001, compared to $48.2 million for the three months ended June 30, 2000, an increase of $13.4 million or 27.9%. For the six months ended June 30, 2001, equity in operating earnings of unconsolidated affiliates was $80.5 million compared to $38.5 million for the six months ended June 30, 2000, an increase of $41.9 million, or 108.9%. These increases are primarily due to NRG Energy's investment in West Coast Power LLC and NRG Energy's international investments primarily Loy Yang and MIBRAG, which have experienced favorable results of operations for the three and six months ended June 30, 2001 as compared to the same periods in 2000. These increases were partially offset by increased losses from NEO Corporation. NEO Corporation derives a significant portion of its net income from IRC

Section 29 energy credits In addition; the increase in equity in operating earnings of unconsolidated affiliates was decreased by approximately $2.7 million and $0.9 million for the three and six months ended June 30, 2001, respectively, due to the impact of SFAS No. 133, which was adopted on January 1, 2001. These amounts reflect the impact of the mark-to-market of certain energy related contracts at certain of NRG Energy's affiliates, primarily Loy Yang.

OPERATING COSTS AND EXPENSES

        Cost of majority-owned operations was $479.3 million for the three months ended June 30, 2001, an increase of $173.4 million, or approximately 56.7%, over the same period in 2000. Cost of majority-owned operations, as a percentage of operating revenues and equity earnings for the period, was 66.3% compared to 58.6% for the same period in 2000. For the six months ended June 30, 2001,the cost of majority-owned operations was $903.1 million, an increase of $382.3 million, or approximately 73.4%, over the same period in 2000. Cost of majority-owned operations, as a percentage of operating revenues and equity earnings for the period, was 66.1% compared to 61.6% for the same period in 2000. The increases of $173.4 million and $382.3 million, for the three and six months ended June 30, 2001 as compared to the same periods in 2000, are primarily a result of increased costs incurred as a result of NRG Energy's recently completed acquisitions described above, each of which has significantly affected NRG Energy's cost of majority-owned operations. The increases in cost of majority owned operations were also partially caused by the recognition of a loss of approximately $25.9 million and $5.1 million, for the three and six months ended June 30, 2001, respectively, due to the impact of SFAS No. 133, which was adopted on January 1, 2001. These amounts reflect the impact of the mark-to-market of certain energy related long-term contracts and short term positions that NRG Energy and its affiliates have entered into.

        Depreciation and amortization costs were $45.6 million and $83.7 million for the three and six months ended June 30, 2001, compared to $30.9 million and $50.9 million for the same periods in 2000, representing increases of $14.7 million and $32.8 million, or 47.7% and 64.6%, respectively. The increases are primarily due to acquisitions of generating facilities and increased capital additions.

        General, administrative and development costs were $44.7 million and $98.8 million for the three and six months ended June 30, 2001, compared to $31.1 million and $56.3 million for the same periods in 2000, representing increases of $13.5 million and $42.6 million, or 43.5% and 75.6%, respectively. The increases are due primarily to increased business development, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and acquisitions that took place in 2001. As a percent of total operating revenues and equity earnings, administrative and general expenses increased for the three and six months ended June 30, 2001 to 6.2% and 7.2% from 6.0% and 6.7% during the same periods in 2000. NRG Energy's asset base has grown to approximately $11.1 billion at June 30, 2001 compared to approximately $5.5 billion at June 30, 2000, an increase of approximately $5.6 billion or 101.8%. NRG Energy expects this trend to continue as it expands its operations through closure of pending acquisitions and business development activities.

OTHER (EXPENSE) INCOME

        Other expense was $96.5 million and $183.5 million for the three and six months ended June 30, 2001, compared to $84.1 million and $136.7 million for the same period in 2000, increases of approximately $12.4 million and $46.8 million, or 14.7% and 34.2%, respectively. The increases in other expense was primarily due to increases in interest expense of approximately $23.4 million and $58.6 million, or 29.2% and 43.7%, respectively for the three and six months ended June 30, 2001 as compared to the same periods in 2000. Interest expense includes both corporate and project level interest expense. The increases in interest expense are due to increased corporate and project level debt issued and outstanding during 2001 as compared to 2000. During the later portion of the year 2000 and during the second quarter of 2001, NRG Energy issued substantial amounts of long and short-term debt at both the corporate level (recourse debt) and the project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions. The increases in other expense due to increased interest expense were partially offset by increases in other income, net of approximately $11.8 million and $12.4 million for the three and six months ended June 30, 2001, respectively. The increases in other income, net are primarily related to increases in interest income resulting from increased cash balances, notes receivables and miscellaneous gains and losses on project dispositions and write-downs.

INCOME TAX

        Income tax expense for the three and six months ended June 30, 2001 was $7.7 million and $12.6 million, compared to $26.4 million and $28.1 million for the same period in 2000, decreases of $18.7 million and $15.4 million, or (70.7%) and (55.0%), respectively. The decrease in income tax expense of $18.7 million for the three months ended June 30, 2001 as compared to the same period in 2000, is due primarily to decreased domestic taxable net income, increased foreign earnings which are taxed at a lower effective rate than domestic taxable net income and increased IRC Section 29 energy credits. For the three months ended June 30, 2001, NRG Energy's overall income tax rate was 13.6%, compared to an overall effective tax rate of 37.8% for the same period in 2000. For the three months ended June 30, 2001, NRG Energy's overall effective income tax rate before recognition of tax credits and the impact of SFAS No. 133 was 42.0% compared to 49.9%, for the same period in 2000.

        The decrease in income tax expense of $15.4 million for the six months ended June 30, 2001 as compared to the same period in 2000 is due primarily to increased foreign earnings, which are taxed at a lower effective rate than domestic earnings and increased IRC Section 29 energy credits. These amounts were partially offset by higher domestic taxable income as compared to the same period in 2000. For the six months ended June 30, 2001, NRG Energy's overall income tax rate was 13.0%, compared to an overall effective tax rate of 34.9% for the same period in 2000. For the six months ended June 30, 2001, NRG Energy's overall effective income tax rate before recognition of tax credits and the impact of SFAS No. 133 was 41.8% compared to 53.0%, for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        NRG Energy and its majority-owned subsidiaries have obtained cash from operations, issuance of debt and equity securities, borrowings under credit facilities, and the reimbursement by Xcel Energy of tax benefits pursuant to tax sharing agreements. NRG Energy has used these funds to finance operations, service debt obligations, fund the acquisition, development and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs.

CASH FLOWS

                                                                           FOR THE SIX MONTHS ENDED
                                                                         ------------------------------
                                                                         JUNE 30, 2001    JUNE 30, 2000
                                                                         -------------   --------------
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES (IN THOUSANDS)       $(86,873)        $218,504

        During the six months ended June 30, 2001, net cash from operating activities decreased approximately $305.4 million in comparison to the same period in 2000. The primary reasons for the net decrease are as follows: net income after adjustment for non-cash items such as undistributed equity in earnings of unconsolidated affiliates, depreciation and amortization, deferred income tax credits and other items decreased during 2001 as compared to the same period in 2000 thus resulting in an adverse impact on cash flows. In addition, net cash flows also decreased in 2001 due to adverse changes in working capital. Cash flows from working capital balances were adversely affected due to increased outstanding receivables primarily related to NRG Energy's affiliates located in California. For additional information refer to the discussion under the California Liquidity Crisis section below. In addition, the balances of inventory and prepayments also increased resulting in an adverse impact on cash flows from operations. NRG Energy's working capital position has also experienced reductions in the outstanding balances of accounts payables and accrued salaries, benefits and related costs. Partially offsetting these adverse working capital changes were favorable changes in the balances of accrued income and other taxes and accrued interest.

NET CASH USED BY INVESTING ACTIVITIES (IN THOUSANDS)                    $(2,850,625)    $(1,886,524)

        During the six months ended June 2001, cash used by investing activities increased by approximately $964.1 million. During the six months ended June 30, 2001, NRG Energy invested approximately $2.9 billion in the acquisition of newly acquired generating facilities such as the LS Power acquisition, the Conectiv acquisition, the Audrain acquisition, the PowerGen acquisitions, and the Vattenfall acquisitions as well as increased capital expenditures for its existing facilities, those under construction and additional investments in unconsolidated projects such as MIBRAG. In addition, NRG Energy also experienced increased balances in its restricted cash accounts. During the same period in 2000, NRG Energy invested approximately $1.7 billion primarily in the Cajun and Killingholme facilities.

NET CASH PROVIDED BY FINANCING ACTIVITIES (IN THOUSANDS)                  $3,072,264    $1,707,377

        During the six months ended June 30, 2001, NRG Energy generated a net amount of approximately $3.1 billion of cash from financing activities. These cash flows resulted from the issuance of long and short-term debt and equity securities during the period. During the same period in 2000, NRG Energy generated a net amount of approximately $1.7 billion of cash through its financing activities, primarily through long and short-term debt and equity issuances. During both periods, NRG Energy used these amounts to finance recently acquired generating facilities and/or for general corporate purposes.

CAPITAL SOURCES

        NRG Energy expects to meet it future financing requirements through a combination of internally generated cash, corporate and project level short and long-term debt and equity securities. NRG Energy has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its projects' cash flows, which are typically secured by the plant's physical assets and equity interests in the project company. See Notes 3 and 4 of the Financial Statements in this Form 10-Q for further discussion of the long and short-term debt issuances that NRG Energy has recently completed. Reference is also made to Note 9 of the Financial Statements in NRG Energy's Form 10-K for the year ended December 31, 2000.

CAPITAL COMMITMENTS

        NRG Energy's capital expenditure program is subject to continuing review and modification. Actual expenditures may differ significantly depending upon such factors as the success, timing of and level of involvement in projects under construction. NRG Energy has entered into the following acquisition agreements:

Conectiv

        In June 2001, NRG Energy extended purchase agreements that were entered into with a subsidiary of Conectiv to acquire 794 MW of coal and oil-fired electric generating capacity and other assets in New Jersey and Pennsylvania, including an additional 66 MW of the Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. NRG Energy will pay approximately $180 million for the assets. NRG Energy expects the acquisitions to close in the third quarter of 2001 following approval of the New Jersey Board of Public Utilities.

Indeck

        In May 2001, NRG Energy signed a purchase agreement to acquire an approximately 2,255 MW portfolio of operating projects and projects in advanced development that are located in Illinois and upstate New York from Indeck Energy Services, Inc. Approximately 402 MW are currently in operation and NRG Energy expects that an additional $1.3 billion will be required to complete construction of the projects in advanced development. In addition, NRG Energy is obligated to loan Indeck the funds needed to service payments on the turbine orders for the plants prior to close, up to approximately $93 million, with the loan secured by the equipment and the equipment contracts. If the transaction does not close, Indeck has six months to repay the outstanding balance at an annual rate of 9.5%. The outstanding loan balance will be offset against the purchase price at closing. NRG Energy expects the acquisition to close in the third quarter of 2001.

Narva Power

        In August 2000, NRG Energy signed a Heads of Terms Agreement with Eesti Energia, the Estonian state-owned electric utility, providing for the purchase for approximately $65.5 million of a 49% stake in Narva Power, the owner and operator of the oil shale-fired Eesti and Balti power plants, located near Narva, Estonia. The plants have a combined capacity of approximately 2,700 MW. NRG Energy is working to close the acquisition in the third quarter of 2001.

Bridgeport Harbor and New Haven Harbor

        In December 2000, NRG Energy signed asset purchase agreements to acquire the 585 MW coal-fired Bridgeport Harbor Station and the 466 MW oil and gas-fired New Haven Harbor station in Connecticut for approximately $325 million. The closing of this acquisition has been delayed as NRG Energy is addressing certain market power issues raised by the federal and state regulatory authorities. NRG Energy has submitted information to the Department of Justice, FERC and the Attorney General of the State of Connecticut, and is involved in ongoing discussions to resolve these issues.

Meriden

        In December 2000, NRG Energy signed a purchase agreement to acquire a 540 MW natural gas fired generation facility being developed in Meriden, Connecticut, for a purchase price of approximately $25 million. NRG Energy expects to close the acquisition in the third quarter of 2001. NRG Energy estimates costs of approximately $384 million to complete construction of the plant, which has a commercial operation date of June 2003.

McClain Acquisition

        In May 2001, NRG Energy signed a purchase agreement to acquire Duke Energy's 77% interest in the McClain Energy Generating Facility located near Oklahoma City, Oklahoma for approximately $283 million. The Oklahoma Municipal Power Authority owns the remaining 23% interest. The McClain facility is in the final stage of construction and will be an approximately 500 MW natural gas fired plant. The plant is expected to begin commercial operation during the third quarter of 2001 and the acquisition is expected to close in the third quarter of 2001.

OTHER CONTINGENCIES

DISPUTED REVENUES

        As of June 30, 2001, NRG Energy had approximately $10.5 million of disputed revenues in respect of certain wholly owned subsidiaries, primarily NRG Northeast Generating LLC. NRG Energy is actively pursuing resolution and/or collection of these amounts. These disputed revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. As previously disclosed in its annual report on Form 10-K, NRG Energy had approximately $13.1 million of disputed revenues as of December 31, 2000. During the six months ended June 30, 2001, $3.1 million of disputed revenues were resolved, and $0.5 million of new disputed revenues were added.

CALIFORNIA LIQUIDITY CRISIS

        NRG Energy's California generation assets consist primarily of interests in the Crockett and Mt. Poso facilities and a 50% interest in West Coast Power LLC, formed in 1999 with Dynegy, Inc. The West Coast Power facilities sold uncommitted power through the California Power Exchange (PX) and the California Independent System Operator (ISO) to Pacific Gas and Electric Company (PG&E), Southern California Edison Company (SCE) and San Diego Gas and Electric Company (SDG&E), the three major California investor owned utilities. Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E and SCE. Currently, the West Coast Power facilities sell uncommitted power through the California ISO to the California Department of Water Resources (the
CDWR). Crockett, Mt. Poso and certain of NRG Energy's other California facilities also sell directly to PG&E, SCE and SDG&E.

        The combination of rising wholesale electric prices, increases in the cost of natural gas, the scarcity of hydroelectric power and regulatory limitations on the rates that PG&E and SCE may charge their retail customers caused both PG&E and SCE to default in their payments to the California PX, the California ISO and other suppliers, including NRG Energy. In March 2001, the California PX filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, PG&E filed for bankruptcy under Chapter 11 of the Bankruptcy Code.

        In March 2001, certain affiliates of West Coast Power entered into a four year contract with the CDWR pursuant to which the affiliates agreed to sell up to 1,000 MW to the CDWR for the remainder of 2001 and up to 2,300 MW from January 1, 2002 through December 31, 2004, any of which may be resold by the CDWR to utilities such as SCE, PG&E and SDG&E. The ability of the CDWR to make future payments is subject to the CDWR having a continued source of funding, whether from legislative or other emergency appropriations, from a bond issuance or from amounts collected from SCE, PG&E and SDG&E for deliveries to their customers. As a result of the present situation in California, all of NRG Energy's interests in California are exposed to heightened risk of delayed payments and/or non-payment regardless of whether the sales are made directly to PG&E, SCE or SDG&E or to the California ISO or the CDWR.

        NRG Energy's share of the net amounts owed to its California affiliates by the California PX, the California ISO, and the three major California utilities totaled $218 million as of June 30, 2001, based upon unaudited financial information provided by such affiliates. This amount reflects NRG Energy's share of (a) total amounts owed to its California affiliates of $371 million, less (b) amounts that are currently treated as "disputed revenues" and are not recorded as accounts receivable in the financial statements of the California affiliates, and reserves taken against accounts receivable that have been recorded in such financial statements, both of which together totaled $153 million. NRG Energy believes that it will ultimately collect in full the net amount of $218 million owed to its California affiliates; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of this amount will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO and the Federal Energy Regulatory Commission (FERC) imposing various revenue caps on the wholesale price of electricity. None of the disputed revenues will be recorded until the particular issue that caused them to be excluded from the financial statements is resolved. Since the date of the PG&E bankruptcy filing, PG&E has been paying NRG Energy's Crockett and Mt. Poso affiliates on a current basis.

        On June 19, 2001, FERC issued an order establishing a maximum pricing methodology for spot markets in California and throughout the Western Systems Coordinating Council (WSCC) region at times when reserves fall below 7% in California. The maximum prices for sales in the WSCC spot markets during those hours, called the "market clearing prices," is derived from the costs of the least efficient provider based in California and selling through the California ISO. At all other times, this order establishes a maximum price equal to 85% of the last market-clearing price. This maximum price program will terminate on September 30, 2002. This order expands on a previous FERC order issued April 26, 2001.

        In its June order, FERC also mandated settlement negotiations among sellers and buyers in the California ISO markets in respect of the settlement of past accounts, refund issues related to periods after October 2, 2000 and the structuring of future arrangements for meeting California's energy requirements. The Settlement talks were overseen by Administrative Law Judge Curtis Wagner and concluded without reaching a resolution on July 9, 2001. Accordingly, Judge Wagner made a recommendation to FERC on such resolution. Judge Wagner recommended that FERC hold a full evidentiary hearing to review his proposals before reaching any decision. The Commission issued its order on July 25, 2001 establishing evidentiary hearing procedures. At this early point in the proceedings, NRG Energy cannot predict what action FERC will take on any of the issues presented, including any refunds sought from the generators.

        The energy crisis in California has also resulted in the enactment of legislation in Nevada that prohibits the sale by Nevada Power Company of its Reid Gardner and Clark generating stations, located in Nevada, until July 2003. In November 2000, NRG Energy and its partner Dynegy, Inc. had executed asset purchase agreements with Nevada Power, a subsidiary of Sierra Pacific Resources, to acquire these stations. Additionally, the California legislature has enacted legislation, which prohibits the sale of Sierra Pacific's North Valmy generating station, also located in Nevada, until 2006. In October 2000, NRG Energy had signed an asset purchase agreement to acquire Sierra Pacific's 50% interest in the North Valmy station. NRG Energy continues to discuss with Sierra Pacific possible responses to this legislation.

        For further information regarding the California Liquidity Crisis see
Note 7 to the financial statements included in this Form 10-Q.

ENVIRONMENTAL ISSUES

        The Massachusetts Department of Environmental Protection has recently finalized regulations requiring emissions reductions from certain coal-coal fired power plants in the state, including NRG Energy's Somerset facility. The new rules impose phased deadlines for achieving annual and monthly emission rate reductions of SO2 and nitrogen oxides (NOx). NRG Energy believes that the new regulations require it by October 1, 2006 to reduce annual SO2 emission rates by about 50% of its current emission rate; by October 1, 2008, NRG Energy would be required to reduced its annual emission rates by about 75% of its current emission rate. The new regulations allow flexibility in determining how to best meet such requirements. The new rules require that NRG Energy reduce by October 1, 2006 its annual NOx emission rate by about 60% of its current emission rate. In the case of NOx, NRG Energy does not anticipate having problems meeting monthly emission rate limits; however, to meet the monthly SO2 emission rate limits, NRG Energy will likely need to purchase more expensive fuel that has a lower sulfur content and make modifications to its facilities in order to burn such fuel. The new Massachusetts regulations starting in 2006 also cap annual emissions of Carbon dioxide (CO2) at historical levels and the rate at which CO2 is emitted; the new regulations allow flexibility in achieving compliance with the reductions required. The annual CO2 emission rate reduction required represents approximately a 20% decrease from current levels. NRG Energy is evaluating its compliance options under the new regulations. Such compliance could have a material adverse impact on its Massachusetts facilities.

        In May 2001, the South Coast Air Quality Management District of California (AQMD) amended existing rules that govern the operation of the Regional Clean Air Incentive Market (RECLAIM) program. Under the amendments, once NRG Energy's RECLAIM trading credit allocations are depleted, NRG Energy must pay the AQMD a mitigation fee of $7.50 per pound for any excess NOx emissions. The amendments may restrict NRG Energy's ability to purchase sufficient NOx emissions credits for its Long Beach and El Segundo plants. The price of power sold to the California Department of Water Resources (the CDWR) from NRG Energy's Long Beach and El Segundo plants will include excess emissions costs. NRG Energy and the CDWR are evaluating the compliance options under the amended rules, and such compliance could have a material adverse impact on those facilities.

NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. NRG Energy plans to adopt the provisions of Statement No. 141 and 142, effective July 1, 2001 and January 1, 2002, respectively. NRG Energy does not expect the implementation of these guidelines to have a material impact on its consolidated financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        NRG Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management's Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2000. There have been no material changes, as of June 30, 2001, to the market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000.

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

        A temporary injunction hearing was held on September 27, 1999. The acquisition of the Oswego facility was closed on October 22, 1999, following notification to the court of Oswego Power LLC's and Niagara Mohawk Power Corporation's intention to close on that date. In January 2000, the court denied Fortistar's request for a temporary injunction. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in April 2001 and certain of Fortistar's claims were dismissed. A trial date has been set in February 2002 in respect of the remaining claim. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's complaint to be without merit.

NEW YORK DEPARTMENT OF ENVIRONMENTAL CONSERVATION NOTICE OF VIOLATION

        On May 25, 2000 the New York Department of Environmental Conservation issued a Notice of Violation to NRG Energy and the prior owner of the Huntley and Dunkirk facilities relating to physical changes made at those facilities prior to our assumption of ownership. The Notice of Violation alleges that these changes represent major modifications undertaken without obtaining the required permits. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments, and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, if these facilities did not comply with the applicable permit requirements, NRG Energy could be required, among other things, to install specified pollution control technology to further reduce air emissions from the Dunkirk and Huntley facilities and NRG Energy could become subject to fines and penalties associated with the current and prior operation of the facilities. On May 14, 2001, NRG Energy received a Notice of Intent to sue from the New York Attorney General, notifying NRG Energy pursuant to Section 304 of the Clean Air Act (the "Act") of the States intent to file suit against NRG Energy and Niagara Mohawk Power corporation in federal district court for violations of the Act, unless a settlement is reached within 60 days. NRG Energy is currently in settlement discussions with the Department of Environmental Conservation and the State Attorney General's office and the state has not sued.

        On July 13, 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC, to request a declaration by the Court that, pursuant to the terms of the Asset Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants.

        Except as described above and in NRG Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission, and its quarterly report filed on Form 10-Q for the quarter ended March 31, 2001, there are no other material legal proceedings pending to which NRG Energy is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG Energy or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG Energy is or would be a party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        During May 2001, NRG Energy's affiliate Crockett Cogeneration became technically in default of its loan agreements. The default arose as a result of Crockett not making full payment of its fuel supply billings to BP Amoco because it was not receiving payment on its energy sales. No default in principal or interest payment has occurred. Crockett is current in its work-out payment arrangements with BP Amoco for its prior billings and is current on new billings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The NRG Energy Annual Meeting of Stockholders was held on June 20, 2001 (the Annual Meeting) in Minneapolis, Minnesota. At the Annual Meeting, the stockholders voted on the following matters: (i) to elect 9 Directors of NRG Energy to serve until the Annual Meeting of Stockholders in 2002; (ii) to approve the NRG Energy, Inc. 2000 Long-Term Incentive Compensation Plan; (iii) to approve the Annual Incentive Plan for Designated Corporate Officers; (iv) to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2001. The stockholders elected management's nominees as Directors, approved the 2000 Long-Term Incentive Compensation Plan, approved the Annual Incentive Plan for Designated Corporate Officers and ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2001, by the following votes, respectively:

     (i) Election of Directors to serve until the Annual Meeting of Stockholders in 2002:

              ------------------------------------ ----------------- ----------------
                                                         FOR            WITHHOLD
              ------------------------------------ ----------------- ----------------
              David H. Peterson                    1,515,033,219        8,197,604
              ------------------------------------ ----------------- ----------------
              Pierson M (Sandy) Grieve             1,522,775,103          455,720
              ------------------------------------ ----------------- ----------------
              Luella G. Goldberg                   1,522,805,025          425,798
              ------------------------------------ ----------------- ----------------
              William A Hodder                     1,522,809,853          420,970
              ------------------------------------ ----------------- ----------------
              Wayne H. Brunetti                    1,515,039,717        8,191,106
              ------------------------------------ ----------------- ----------------
              James J. Howard                      1,515,459,307        7,771,516
              ------------------------------------ ----------------- ----------------
              Gary R. Johnson                      1,515,019,938        8,210,885
              ------------------------------------ ----------------- ----------------
              Richard C. Kelly                     1,515,468,065        7,762,758
              ------------------------------------ ----------------- ----------------
              Edward J. McIntyre                   1,515,039,483        8,191,340
              ------------------------------------ ----------------- ----------------


     (ii) To approve the NRG Energy, Inc. 2000 Long-Term Incentive Compensation Plan, FOR - 1,508,709,446, AGAINST - 7,393,960, ABSTAIN - 79,173,
          BROKER NON-VOTE - 7,048,244.

     (iii) To approve the Annual Incentive Plan for Designated Corporate Officers, FOR - 1,513,095,902, AGAINST - 2,956,304, ABSTAIN - 130,373,
          BROKER NON-VOTE - 7,048,244.

     (iv) To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2001, FOR - 1,522,940,946, AGAINST - 229,239, ABSTAIN - 60,638, BROKER NON-VOTE -
          0.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)     EXHIBITS

     4.21 $2.0 billion credit agreement dated May 8, 2001 among NRG Finance Company I LLC and certain financial institutions named therein.

     4.22 $600 million credit agreement among NRG Energy and certain financial institutions named therein.

    10.42 Form of Severance Agreement entered into between NRG Energy and each of the following executive officers: James Bender, Leonard Bluhm, Craig Mataczynski and John Noer

(B)     REPORTS ON FORM 8-K:


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

        On April 30, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

               On April 25, 2001, NRG Energy, Inc. reported its financial results for the three months ended March 31, 2001.

        On June 18, 2001, NRG Energy filed a Form 8-K under Item 5 - Other
Events.

               On June 15, 2001, NRG Energy reported that it is on track to achieve its stated goal of increasing earnings and megawatt ownership.

        On July 2, 2001, NRG Energy filed a Form 8-K under Item 2 - Acquisition or Disposition of Assets.

               On June 22, 2001, NRG Energy reported that it acquired 1,081 megawatts of baseload electric generating plants from Delmarva Power and Light, a subsidiary of Wilmington, Delaware-based Conectiv.

        On July 18, 2001, NRG Energy filed a Form 8-K under Item 5 - Other
Events.

               On July 16, 2001, NRG Energy completed the offering of $340,000,000 of its 6.75% Senior Notes due 2006 and $160,000,000
               of its 8.625% Senior Notes due 2031. In this connection, NRG Energy filed certain exhibits.

        On July 30, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

               On July 25, 2001, NRG Energy, Inc. reported its financial results for the second quarter of 2001.

        On July 30, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

               On July 26, 2001, NRG Energy, Inc. (NRG) reported that the Federal Energy Regulatory Commission has instructed its staff to convene a technical conference to "further explore issues related to the competitive effects" resulting from NRG Energy's proposed acquisition of the Bridgeport and New Haven Harbor Stations in Connecticut. The action will result in the acquisition being delayed beyond its previously expected close in the third quarter of 2001.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

        The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These Statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:


o Economic conditions including inflation rates and monetary or currency exchange rate fluctuations;

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

o    Volatility of energy prices in a deregulated market environment;

o    Increased competition in the power generation industry;

o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

o Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

o Factors associated with various investments including conditions of final legal closing, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;

o Limitations on NRG Energy's ability to control the development or operation of projects in which NRG Energy has less than 100% interest;

o The lack of operating history at development projects, the lack of NRG Energy's operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

o Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Energy's control;

o The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Energy's control;

o Factors challenging the successful integration of projects not previously owned or operated by NRG Energy, including the ability to obtain operating synergies;

o Factors associated with operating in foreign countries including: delays in permitting and licensing, construction delays and interruption of business, political instability, risk of war, expropriation, nationalization, renegotiation, or nullification of existing contracts, changes in law, and the ability to convert foreign currency into United States dollars;

o Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could result in NRG Energy's failure to obtain regulatory approvals required to close project acquisitions, and which could adversely affect the continued deregulation of the electric industry;

o Other business or investment considerations that may be disclosed from time to time in NRG Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy's Registration Statement No. 333-62958, as amended, and all supplements thereto.

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


                                       /s/ William T. Pieper
                                       -----------------------------------------
                                           William T. Pieper
                                           Vice President and Controller
                                           (Principal Accounting Officer)


Date:  August 14, 2001
      -------------------