Form 10-Q
period 2001-09-30
NRG ENERGY INC
filed 2001-11-14
CIK 1013871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934


----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: SEPTEMBER 30, 2001      Commission File Number: 001-15891


                                NRG ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       41-1724239
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


901 Marquette Avenue, Suite 2300
Minneapolis, Minnesota                                               55402
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (612) 373-5300


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X     No
                               ------       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at November 2, 2001
--------------------------------------           -------------------------------
Class A - Common Stock, $.01 par value                  147,604,500 Shares
Common Stock, $.01 par value                             50,930,984 Shares

INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements and Notes

           Consolidated Statement of Income                                   1

           Consolidated Balance Sheet                                       2-3

           Consolidated Statement of Stockholders' Equity                     4

           Consolidated Statement of Cash Flows                               5

           Notes to Financial Statements                                   6-16

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            17-23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        24


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 25

Item 3.    Defaults upon Senior Securities                                   26

Item 6.    Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                       26

Cautionary Statement Regarding Forward Looking Information                   27


SIGNATURES                                                                   29

                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED STATEMENT OF INCOME
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
(In thousands, except per share amounts)                         2001         2000          2001          2000
----------------------------------------                      -----------------------------------------------------
OPERATING REVENUES AND EQUITY EARNINGS
      Revenues from majority-owned operations                 $  852,170     $533,156     $2,137,734     $1,339,663
      Equity in earnings of unconsolidated affiliates            111,132       91,642        191,634        130,171
                                                              -----------------------------------------------------
            Total operating revenues and equity earnings         963,302      624,798      2,329,368      1,469,834
                                                              ------------------------------------------------------
OPERATING COSTS AND EXPENSES
      Cost of majority-owned operations                          525,288      319,438      1,428,429        840,269
      Depreciation and amortization                               58,709       36,424        142,401         87,276
      General, administrative and development                     69,935       41,727        168,781         98,015
                                                              -----------------------------------------------------
            Total operating costs and expenses                   653,932      397,589      1,739,611      1,025,560
                                                              -----------------------------------------------------
OPERATING INCOME                                                 309,370      227,209        589,757        444,274
                                                              -----------------------------------------------------
OTHER INCOME (EXPENSE)
      Minority interest in earnings of consolidated
        subsidiaries                                              (3,380)      (3,077)        (8,038)        (7,158)
      Other income, net                                           23,172          346         37,117          1,911
      Interest expense                                          (130,249)     (81,250)      (323,008)      (215,425)
                                                              -----------------------------------------------------
            Total other expense                                 (110,457)     (83,981)      (293,929)      (220,672)
                                                              -----------------------------------------------------
INCOME BEFORE INCOME TAXES                                       198,913      143,228        295,828        223,602
INCOME TAX EXPENSE                                                57,333       54,624         69,956         82,671
                                                              -----------------------------------------------------
NET INCOME                                                    $  141,580     $ 88,604     $  225,872     $  140,931
                                                              =====================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC                                              198,534      180,000        193,712        161,114

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - BASIC            $     0.71     $   0.49      $    1.17      $    0.87

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - DILUTED                                            199,436      182,683        195,452        162,242

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - DILUTED          $     0.71     $   0.49      $    1.16      $    0.87


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                     SEPTEMBER 30,      DECEMBER 31,
(In thousands)                                                                           2001               2000
--------------                                                                      ----------------------------------
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                      $   188,984        $   95,243
      Restricted cash                                                                    136,663            12,135
      Accounts receivable -- trade, less allowance
            for doubtful accounts of $44,297 and $21,199                                 343,147           360,075
      Accounts receivable -- affiliates                                                   13,713                --
      Inventory                                                                          281,216           174,864
      Current portion of notes receivable                                                105,162               267
      Prepayments and other current assets                                               120,620            30,074
                                                                                     -------------------------------
            Total current assets                                                       1,189,505           672,658
                                                                                     ===============================
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST

      In service                                                                       6,701,618         4,106,653
      Under construction                                                               2,505,629           206,992
                                                                                     -------------------------------
            Total property, plant and equipment                                        9,207,247         4,313,645
      Less accumulated depreciation                                                     (400,024)         (271,977)
                                                                                     -------------------------------
            Net property, plant and equipment                                          8,807,223         4,041,668
                                                                                     ===============================
OTHER ASSETS

      Equity investments in affiliates                                                 1,127,136           973,261
      Capitalized project costs                                                           22,077            10,262
      Notes receivable, less current portion                                             760,240            76,745
      Decommissioning fund investments                                                     4,306             3,863
      Intangible assets, net of accumulated amortization of $9,783 and $6,770             60,786            61,352
      Debt issuance costs, net of accumulated amortization of $20,400 and $6,443         105,245            48,773
      Other assets, net of accumulated amortization of $16,756 and $12,809               259,672            90,410
                                                                                     -------------------------------
            Total other assets                                                         2,353,624         1,264,666
                                                                                     -------------------------------
TOTAL ASSETS                                                                         $12,350,352        $5,978,992
                                                                                     ===============================


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)


                                                                                     SEPTEMBER 30,     DECEMBER 31,
(In thousands)                                                                           2001              2000
                                                                                     ------------------------------
                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt                                              $   432,910        $ 146,469
      Revolving line of credit                                                                --            8,000
      Revolving line of credit, non-recourse                                             195,000               --
      Corporate level, recourse debt                                                     735,700               --
      Accounts payable-trade                                                             481,460          255,917
      Accounts payable-affiliate                                                              --            7,191
      Accrued income taxes                                                               100,301           43,870
      Accrued property and sales taxes                                                    24,582           10,531
      Accrued salaries, benefits and related costs                                        32,423           24,830
      Accrued interest                                                                   109,652           51,962
      Other current liabilities                                                           84,809           14,220
                                                                                     ------------------------------
            Total current liabilities                                                  2,196,837          562,990
                                                                                     ==============================
OTHER LIABILITIES

Consolidated project-level, long term, non-recourse debt                               4,170,428         2,146,953

Corporate level, long-term, recourse debt                                              2,974,163         1,503,896

Deferred income taxes                                                                    351,066            55,642

Postretirement and other benefit obligations                                              69,686            83,098

Other long-term obligations and deferred income                                          334,188           149,640

Minority Interest                                                                         80,780            14,685
                                                                                     ------------------------------
            Total liabilities                                                         10,177,148         4,516,904
                                                                                     ==============================
STOCKHOLDERS' EQUITY
      Class A - common stock; $.01 par value; 250,000 shares authorized;
           147,605 shares issued and outstanding                                           1,476             1,476
      Common stock;  $.01 par value; 550,000 shares authorized;
           50,931 shares at September 30, 2001 and 32,396 shares at
           December 31, 2000 issued and outstanding                                          509               324
      Additional paid-in capital                                                       1,714,152         1,233,833
      Retained earnings                                                                  596,017           370,145
      Accumulated other comprehensive loss                                              (138,950)         (143,690)
                                                                                     ------------------------------
      Total stockholders' equity                                                       2,173,204         1,462,088

COMMITMENTS AND CONTINGENCIES
                                                                                     ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $12,350,352        $5,978,992
                                                                                     ==============================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)



                                                Class A                                                 Accumulated
                                                Common            Common       Additional                  Other           Total
                                            --------------------------------     Paid-in    Retained   Comprehensive   Stockholders'
(In thousands)                              Stock     Shares   Stock  Shares     Capital    Earnings       Income          Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999              $1,476    147,605   $ --       --   $  780,438   $187,210     $ (75,470)      $  893,654
Net Income                                                                                   140,931                        140,931
Foreign currency translation adjustments                                                                   (84,105)         (84,105)
                                                                                                                         -----------
Comprehensive income*                                                                                                        56,826
Issuance of common stock, net                                   324   32,396      453,395                                   453,719
                                           -----------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000             $1,476    147,605   $324   32,396   $1,233,833   $328,141     $(159,575)      $1,404,199
                                           =========================================================================================


BALANCES AT DECEMBER 31, 2000              $1,476    147,605   $324   32,396   $1,233,833   $370,145     $(143,690)      $1,462,088
Net Income                                                                                   225,872                        225,872
Deferred net unrealized gains on energy
contracts                                                                                                   35,863           35,863
Foreign currency translation adjustments                                                                   (31,123)         (31,123)
                                                                                                                         -----------
Comprehensive income *                                                                                                      230,612
Issuance of common stock, net                                   185   18,535      476,239                                   476,424
Issuance of corporate units                                                         4,080                                     4,080
                                           -----------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001             $1,476    147,605   $509   50,931   $1,714,152   $596,017     $(138,950)      $2,173,204
                                           =========================================================================================


( * ) Comprehensive income for the three months ended September 30, 2001 and 2000 was
$123,557 and $43,285, respectively.



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG ENERGY, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(In thousands)                                                                             2001           2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                         $ 225,872     $   140,931
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities
            Undistributed equity in earnings of unconsolidated affiliates                 (160,464)        (92,807)
            Depreciation and amortization                                                  142,401          87,276
            Deferred income taxes and investment tax credits                                33,142          36,680
            Minority interest                                                                8,038             582
            Unrealized losses on energy contracts                                           17,786              --
            Investment write downs                                                           2,274              --
      Cash provided (used) by changes in certain working capital items, net of acquisition effects
                Accounts receivable -- trade                                                65,867         (97,647)
                Accounts receivable -- affiliates                                          (42,609)        (11,262)
                Accrued income taxes                                                        51,801          35,489
                Inventory                                                                  (63,973)        (32,337)
                Prepayments and other current assets                                       (34,244)         (7,606)
                Accounts payable -- trade                                                   23,547         105,318
                Accounts payable -- affiliates                                             (17,576)             --
                Accrued property and sales taxes                                            13,966          11,728
                Accrued salaries, benefits and related costs                                (6,372)         (7,304)
                Accrued interest                                                            57,605          42,460
                Other current liabilities                                                  (16,191)            838
            Cash provided by changes in other assets and liabilities                         1,824          29,657
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  302,694         241,996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Businesses and assets acquired, net of liabilities assumed                        (2,543,220)     (1,940,642)
      Proceeds from sale of investments                                                      4,063           9,785
      Investments in projects                                                              (74,665)        (18,477)
      Changes in notes receivable (net)                                                   (103,886)         (4,664)
      Capital expenditures                                                              (1,345,830)       (102,169)
      (Increase) in restricted cash                                                       (124,528)        (15,343)
------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                   (4,188,066)     (2,071,510)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of stock, net                                                 475,528         453,719
      Net borrowings/(payments) under line of credit agreements                            187,000        (340,000)
      Proceeds from issuance of corporate units                                              4,080              --
      Proceeds from issuance of long-term debt and term loans                            2,731,005       2,985,316
      Proceeds from issuance of short term debt                                          1,335,700              --
      Principal payments on long-term debt                                                (762,373)     (1,135,601)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                3,970,940       1,963,434
------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 8,173              --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   93,741         133,920

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            95,243          31,483
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 188,984     $   165,403
==================================================================================================================

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

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows and stockholders' equity for the nine months ended September 30, 2001 and 2000.

Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total stockholders' equity as previously reported.

1.   BUSINESS DEVELOPMENTS

     In July 2001, NRG Energy acquired approximately 60% of Hsin Yu Energy Development Company Ltd, a Taiwan company. Hsin Yu currently owns a 170 MW combined cycle gas turbine cogeneration facility, Hsinchu Phase 1, located near Taipei. Hsin Yu is developing a 245 MW expansion of the Hsinchu facility and a new 490 MW greenfield project at the Tainan Science - based Industrial Park in southern Taiwan.

     In July 2001, NRG Energy acquired a 30% ownership in the Kondapalli Power station from TXU. The 360 MW gas and oil-fired generating facility is located in India.

     In August 2001, NRG Energy acquired a 67% interest in the 13.8 MW Timber Energy Resources Inc. biomass fueled power plant and a wood processing facility located southwest of Telogia, Florida.

     In August 2001, NRG Energy acquired a 2,255 MW project portfolio from Indeck Energy Services, Inc. The projects in the portfolio are primarily located in the Chicago energy market. NRG Energy acquired full ownership of five projects in operation, construction, and advanced development. The portfolio includes combined-cycle and peaking power plants that employ, natural gas-fueled combustion technology. The projects acquired are:
     Rockford I Energy Center, a 342 MW gas-fired facility located in Rockford, Illinois; Rockford II Energy Center, a 171 MW gas-fired facility under construction in Rockford, Illinois; Bourbonnais I and II, a 1,682 MW gas-fired facility under development in Bourbonnais, Illinois; and Ilion Energy Center, a 60 MW co-generation facility in central up state New York.

     In August 2001, NRG Energy acquired Duke Energy North America LLC's 77% interest in the McClain Energy Generating Facility located near Oklahoma City, Oklahoma. The Oklahoma Municipal Power Authority owns the remaining 23% interest of the 520 MW gas-fired facility which became operational in August 2001.

     In September 2001, NRG Energy acquired a 50% interest in the Saguaro Generating Station from Edison Mission Energy. The Saguaro Generating Station located near Las Vegas, Nevada is a 105 MW combined cycle facility that provides electricity and steam to Nevada Power and two commercial operations. Magna Energy Systems and Enron own the other 50% of the project.

     In September 2001, NRG Energy acquired a 50% interest in Termorio SA a 1,040 MW gas-fired co-generation facility currently under construction from Petroleos Brasileiros SA located in Rio de Janeiro State, Brazil. Commercial operation is expected in March 2004.

2.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

     NRG Energy has investments in four companies that were considered significant subsidiaries as of December 31, 2000, as defined by applicable SEC regulations, and accounts for those investments using the equity method. The following summarizes the aggregate income statements of these unconsolidated entities:

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
(In thousands)                        2001        2000          2001         2000
                                   -------------------------------------------------
Net sales                           $579,862    $443,945     $1,750,269    $932,216
Other income                              (8)    (15,153)         4,703      (7,928)
Costs and expenses:
   Cost of sales                     371,317     240,005      1,308,478     597,649
   Interest expense                   12,032          --         39,686          --
   General and administrative          2,701       5,338         30,337      20,478
   Other                                 (42)     (9,829)         6,558       2,198
                                   -------------------------------------------------
Total costs and expenses             386,008     235,514      1,385,059     620,325
                                   -------------------------------------------------
Income before income taxes           193,846     193,278        369,913     303,963
Income taxes                           1,716       7,996          6,785      19,396
                                   -------------------------------------------------
Net income                          $192,130    $185,282     $  363,128    $284,567
                                   =================================================
Company's share of net income       $ 95,529    $ 90,598     $  178,273    $136,915
                                   =================================================

3.   SHORT TERM DEBT

     NRG Energy has a $500 million revolving credit facility under a commitment fee arrangement that matures in March 2002. This facility provides short-term financing in the form of bank loans. At September 30, 2001, the Company had no outstanding balance under this credit facility.

     As of September 30, 2001, NRG Energy, through its wholly owned subsidiary, NRG South Central Generating LLC, had outstanding approximately $40 million under a project level, non-recourse revolving credit agreement which matures in March 2002. At September 30, 2001, the weighted average interest rate of such outstanding advances was 4.547% per year. The maximum available under this facility is $40 million.

     In June 2001, NRG Energy entered into a $600 million term loan facility. The facility is unsecured and provides for borrowings of base rate loans and Eurocurrency loans. The facility terminates on June 21, 2002. As of September 30, 2001, the aggregate amount outstanding under this facility was $600 million. At September 30, 2001 the weighted average interest rate of such outstanding advances was 4.517%. NRG Energy intends to repay this facility from future issuances of equity or debt securities or through borrowings under new debt facilities.

     In August 2001, NRG Energy entered into a 364 day term loan of up to $296 million. The credit facility is structured as a senior unsecured loan and is partially non-recourse to NRG Energy. The proceeds were used to finance the McClain generating facility acquisition. As of September 30, 2001, there is approximately $290.7 million outstanding under this credit facility. The credit facility bears interest at a variable rate. As of September 30, 2001, the weighted average interest rate of such outstanding advances was 5.243%. NRG Energy intends to refinance this facility with long term project level financing.

4.   LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     In May 2001, NRG Energy's wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. The facility will be used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provides for borrowings of base rate loans and Eurocurrency loans and is secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guaranties from each such subsidiary or affiliate. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be re-borrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2009. The facility is non-recourse to NRG Energy other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of September 30, 2001, the aggregate amount outstanding under this facility was $292.6 million. At September 30, 2001, the weighted average interest rate of such outstanding advances was 5.574%.

     In June 2001, in connection with NRG Energy's acquisition of the Csepel facilities, NRG Energy assumed a non-recourse credit facility agreement that provides for borrowings of approximately $78.5 million and DEM 203.6 million. As of September 30, 2001, there exists an outstanding balance of approximately $173.1 million under this credit facility. The facility terminates in 2017 with principal payments due quarterly in varying amounts throughout the term of the agreement. Interest is payable quarterly at a variable rate.

     As part of NRG Energy's acquisition of the LS Power assets in January 2001, NRG Energy through its wholly owned subsidiary, LSP Kendall Energy LLC, has acquired a $554.2 million credit facility. The facility is non-recourse to NRG Energy and consists of a construction and term loan, working capital and letter of credit facilities. As of September 30, 2001, there were borrowings totaling approximately $468.6 million outstanding under the facility at a weighted average annual interest rate of 4.961%.

     In June 2001, NRG filed a shelf registration with the SEC to sell up to $2 billion in debt securities, common and preferred stock, warrants and other securities. NRG expects to use the net proceeds for general corporate purposes, which may include the financing and development of new facilities, working capital and debt reduction. In July 2001, NRG Energy completed the sale of $500 million of unsecured senior notes under this shelf registration. The senior notes were issued in two tranches, the first tranche of $340 million of 6.75% Senior Notes is due July 2006 and the second tranche of $160 million of 8.625% Senior Notes is due April 2031. Interest payments are due semi-annually on January 15 and July 15 until maturity for the Senior Notes due 2006 and April 1 and October 1 until maturity for the Senior Notes due 2031. NRG received net proceeds from the sale of both series of notes of approximately $505.2 million, including interest on the senior notes due 2031, accrued from April 5, 2001. The net proceeds were used to repay all amounts outstanding under NRG's revolving credit agreement and for investments and other general corporate purposes and to provide capital for planned acquisitions.

     In June 2001, NRG Energy through its wholly owned subsidiaries, Brazos Valley Energy LP and Brazos Valley Technology LP, entered into a $180 million non-recourse construction credit facility to fund the construction of the 600 MW Brazos Valley gas-fired combined cycle merchant generation facility located in Fort Bend County, Texas. As of September 30, 2001, there exists an outstanding balance of $115 million under this credit agreement. The weighted average interest rate as of September 30, 2001 was 5.17%, interest is payable quarterly.

     GUARANTEES

     NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy's generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of September 30, 2001, NRG Energy's obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $885.3 million.

5.   FINANCIAL INSTRUMENTS

     As of September 30, 2001, NRG Energy had seventeen interest rate swap agreements with notional amounts totaling approximately $1.6 billion, as described below. If the swaps had been discontinued on September 30, 2001, NRG Energy would have owed the counter-parties approximately $76.6 million. Based on the investment grade rating of the counter-parties, NRG Energy believes that its exposure to credit risk due to nonperformance by the counter-parties to its hedging contracts is insignificant.

         o NRG Energy entered into a swap agreement effectively converting the floating rate on AUD105 million debt into fixed rate debt. The swap expires on September 8, 2012 and is secured by the Flinders assets.

         o A second swap effectively converts a $19.6 million issue of non-recourse variable rate debt into fixed rate debt. The swap expires on September 30, 2002 and is secured by the Camas Power Boiler assets.

         o A third swap converts $137.6 million of non-recourse variable rate debt into fixed rate debt. The swap expires on December 17, 2014 and is secured by the Crockett Cogeneration assets.

         o A fourth swap converts (pound)188 million of non-recourse variable rate debt into fixed rate debt. The swap expires on June 30, 2019 and is secured by the Killingholme assets.

         o A fifth swap converts $250 million of construction revolver variable rate debt into fixed rate debt. The swap expires on December 31, 2002.

         o As of September 30, 2001 NRG Energy had in place swaps totaling approximately $522 million. These swaps convert the floating rate on the Kendall debt to fixed rates. The swaps expire at various times between June 2002 and September 2006 and are secured by the Kendall assets.

         o As of September 30, 2001, NRG Energy had in place swaps totaling approximately $224.2 million. These swaps convert the floating rate on the Brazos Valley debt to fixed rates. The swaps expire at various times between July 2003 and July 2008 and are secured by the Brazos Valley assets.

6.   SEGMENT REPORTING

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                               POWER GENERATION
                                                  ----------------------------------------------------------------------
(IN THOUSANDS)                                     NORTH AMERICA            EUROPE       ASIA PACIFIC     OTHER AMERICAS
--------------                                     --------------           ------       ------------     ---------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations           $       587,606        $     98,095    $    78,332      $      11,824
Inter-segment Revenues                                         --                  --             --                 --
Equity in earnings/(losses) of
     unconsolidated affiliates                            108,387               8,955          2,489               (775)
                                                  ---------------        ------------    -----------      --------------
Total operating revenues and equity earnings              695,993             107,050         80,821             11,049
                                                  ---------------        ------------         ------      -------------
Net Income (Loss)                                 $       154,959        $     11,107    $    (3,278)     $         403

                                                       ALTERNATIVE
                                                         ENERGY             THERMAL           OTHER              TOTAL
                                                         ------             -------           -----              -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned Operations           $        37,903        $    27,614     $    10,631      $      852,005
Inter-segment Revenues                                        165                --              --                  165
Equity in earnings/(losses) of
     unconsolidated affiliates                             (7,926)                 2             --              111,132
                                                  ----------------       -----------     -----------      --------------
Total operating revenues and equity earnings               30,142             27,616          10,631             963,302
                                                  ---------------        -----------     -----------      --------------
Net Income (Loss)                                 $         6,865        $     2,618     $   (31,094)     $      141,580

Total assets as of September 30, 2001 for North America, Europe, Asia Pacific and Other Americas total $9,388 million, $1,756 million, $710 million and $496 million, respectively.

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                               POWER GENERATION
                                                   ----------------------------------------------------------------------
(IN THOUSANDS)                                     NORTH AMERICA            EUROPE       ASIA PACIFIC     OTHER AMERICAS
--------------                                     -------------            ------       ------------     ---------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations           $       420,373        $     42,611    $    34,941      $         120
Inter-segment Revenues                                         --                  --             --                 --
Equity in earnings/(losses) of
     unconsolidated affiliates                             93,120               1,149          4,428               (218)
                                                  ---------------        ------------    -----------      --------------
Total operating revenues and equity earnings              513,493              43,760         39,369                (98)
                                                  ---------------        ------------    -----------      --------------
Net Income (Loss)                                 $       104,770        $      3,123    $     6,477      $        (695)


                                                       ALTERNATIVE
                                                         ENERGY             THERMAL           OTHER              TOTAL
                                                         ------             -------           -----              -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned Operations            $      7,684          $   23,187      $    3,939       $      532,855
Inter-segment Revenues                                      301                  --              --                  301
Equity in earnings/(losses) of
     unconsolidated affiliates                           (6,842)                  5              --               91,642
                                                   ------------          ----------      ----------       --------------
Total operating revenues and equity earnings              1,143              23,192           3,939              624,798
                                                   ------------          ----------      ----------       --------------
Net Income (Loss)                                  $      3,744          $    1,287      $   (30,102)     $       88,604
                                                   ============          ==========      ===========      ==============

Total assets as of September 30, 2000 for North America, Europe, Asia Pacific and Other Americas total $4,281 million, $935 million, $635 million and $131 million, respectively.

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                               POWER GENERATION
                                                   ----------------------------------------------------------------------

(IN THOUSANDS)                                      NORTH AMERICA            EUROPE       ASIA PACIFIC     OTHER AMERICAS
--------------                                      --------------           ------       ------------     ---------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations            $     1,438,973       $   224,872      $   268,375      $       15,595
Inter-segment Revenues                                                           --               --                   --
Equity in earnings of unconsolidated
     Affiliates                                            172,033            23,727           12,641               3,116
                                                   ---------------       -----------      -----------      --------------
Total operating revenues and equity earnings             1,611,006           248,599          281,016              18,711
                                                   ---------------       -----------      -----------      --------------
Net Income                                         $       238,206       $    45,822      $    16,675      $        2,050


                                                       ALTERNATIVE
                                                         ENERGY             THERMAL           OTHER              TOTAL
                                                         ------             -------           -----              -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations            $        74,600       $    85,241      $    28,219      $    2,135,875
Inter-segment Revenues                                       1,859                --               --               1,859
Equity in earnings/(losses) of
     unconsolidated Affiliates                             (19,896)               13               --             191,634
                                                   ----------------      -----------      -----------      --------------
Total operating revenues and equity earnings                56,563            85,254           28,219           2,329,368
                                                   ----------------      -----------      -----------      --------------
Net Income (Loss)                                  $        22,496       $     6,008      $  (105,385)     $      225,872


                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                               POWER GENERATION
                                                   ----------------------------------------------------------------------

(IN THOUSANDS)                                      NORTH AMERICA            EUROPE       ASIA PACIFIC     OTHER AMERICAS
--------------                                      --------------           ------       ------------     ---------------
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations            $     1,084,439       $   120,951      $    35,013      $          216
Inter-segment Revenues                                                            --               --                  --
Equity in earnings of unconsolidated
     Affiliates                                            129,195             3,835            6,014               4,447
                                                   ---------------       -----------      -----------      --------------
Total operating revenues and equity earnings             1,213,634           124,786           41,027               4,663
                                                   ---------------       -----------      -----------      --------------
Net Income                                         $       186,145       $    10,907      $     5,016      $        2,661

                                                       ALTERNATIVE
                                                         ENERGY             THERMAL           OTHER              TOTAL
                                                         ------             -------           -----              -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations            $        22,923       $    63,595      $    11,624      $    1,338,761
Inter-segment Revenues                                         902                --               --                 902
Equity in earnings/(losses) of
     unconsolidated Affiliates                             (13,336)               16               --             130,171
                                                   ---------------       -----------      -----------      --------------
Total operating revenues and equity earnings                10,489            63,611           11,624           1,469,834
                                                   ---------------       -----------      -----------      --------------
Net Income (Loss)                                  $        11,576       $     4,518      $   (79,892)     $      140,931
                                                   ===============       ===========      ===========      ==============


7.   COMMITMENTS AND CONTINGENCIES

     DISPUTED REVENUES

     As of September 30, 2001, NRG Energy had approximately $26 million of disputed revenues in respect of certain wholly-owned subsidiaries, primarily NRG Northeast Generating LLC. NRG Energy is actively pursuing resolution and/or collection of these amounts. These disputed revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. As previously disclosed in its annual report on Form 10-K, NRG Energy had approximately $13.1 million of disputed revenues as of December 31, 2000. During the nine months ended September 30, 2001, $3.1 million of disputed revenues were resolved, and $16 million of new disputed revenues were added.

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

     NRG Energy's share of the net amounts owed to its California affiliates by the California PX, the California ISO, and the three major California utilities totaled $230 million as of September 30, 2001, based upon unaudited financial information provided by such affiliates. This amount reflects NRG Energy's share of (a) total amounts owed to its California affiliates of $371 million, less (b) amounts that are currently treated as "disputed revenues" and are not recorded as accounts receivable in the financial statements of the California affiliates, and reserves taken against accounts receivable that have been recorded in such financial statements, both of which together totaled $141 million. NRG Energy believes that it will ultimately collect in full the net amount of $230 million owed to its California affiliates; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of this amount will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO and the Federal Energy Regulatory Commission (FERC) imposing various revenue caps on the wholesale price of electricity. None of the disputed revenues will be recorded until the particular issue that caused them to be excluded from the financial statements is resolved. Since the date of the PG&E bankruptcy filing, PG&E has been paying NRG Energy's Crockett and Mt. Poso affiliates on a current basis.

     The delayed collection of receivables owed to West Coast Power resulted in a covenant default under its credit agreement. West Coast Power has entered into a forbearance agreement with its lenders in connection with such covenant default. In addition, NRG Energy's Crockett affiliate was notified by its lenders that it has incurred a covenant default under its loan agreement. As a result, NRG Energy has reclassified the long-term portion of the Crockett debt to current. Defaults under the Crockett and West Coast Power credit agreements do not trigger defaults under any of NRG Energy's corporate-level financing debt securities or borrowing arrangements.

     FERC has jurisdiction over sales for resale of electricity in the California wholesale power markets. In March 2001, FERC issued orders that presumptively approved prices up to $273/MWh during January 2001 and $430/MWh during February 2001. The orders direct electricity suppliers either to refund a portion of their January and February sales or justify prices charged above these approved prices. The orders, if finalized, could require West Coast Power to refund approximately $45 million in revenues from January and February, of which NRG Energy's share would be approximately $22.5 million. Dynegy Power Marketing, Inc., as the power marketer for West Coast Power, has submitted information to justify each component of the prices it charged that were in excess of the presumptively approved prices, the FERC has rejected all of the generators' submissions for excess prices for April 2001 through June 2001 (currently under appeal).

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

     In its June order, FERC also mandated settlement negotiations among sellers and buyers in the California ISO markets in respect of the settlement of past accounts, refund issues related to periods after October 2, 2000 and the structuring of future arrangements for meeting California's energy requirements. The settlement talks were overseen by an Administrative Law Judge (ALJ) and concluded without reaching a resolution on July 9, 2001. Accordingly, the ALJ made a recommendation to FERC on such resolution. The ALJ recommended that FERC hold a full evidentiary hearing to review his proposals before reaching any decision. The Commission issued its order on July 25, 2001, establishing evidentiary hearing procedures. At this early point in the proceedings, NRG

     Energy cannot predict what action FERC will take on any of the issues presented, including any refunds sought from the generators.

     PENDING ACQUISITIONS

     Conectiv

     In June 2001, NRG Energy extended purchase agreements that were entered into with a subsidiary of Conectiv to acquire 794 MW of coal and oil-fired electric generating capacity and other assets in New Jersey and Pennsylvania, including an additional 66 MW of the Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. NRG Energy will pay approximately $180 million for the assets. NRG Energy expects the acquisition to close in the first quarter of 2002 following approval of the New Jersey Board of Public Utilities.

     Narva Power

     In August 2000, NRG Energy signed a Heads of Terms Agreement with Eesti Energia, the Estonian state-owned electric utility, providing for the purchase for approximately $72 million of a 49% stake in Narva Power, the owner and operator of the oil shale-fired Eesti and Balti power plants, located near Narva, Estonia. The plants have a combined capacity of approximately 2,700 MW. NRG Energy is working to close the acquisition in the first quarter of 2002.

     Edison Mission

     In August 2001, NRG Energy signed an agreement to acquire a 50% interest in the Commonwealth Atlantic 375 MW gas and oil-fired generating station from Edison Mission Energy. The Commonwealth Atlantic facility is located near Chesapeake, Virginia. In addition, NRG Energy will also acquire a 50% interest in the James River 110 MW coal-fired generating facility located in Hopewell, Virginia.

     InnCOGEN

     In October 2001, NRG Energy signed a purchase agreement to acquire from York Research Corporation 100% of the shares of InnCOGEN, LTD., which own a 225 MW gas-fired generating facility located in the Republic of Trinidad and Tobago.

     LEGAL ISSUES

     On July 13, 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC, to request a declaration by the Court that, pursuant to the terms of the Asset Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against, and has served discovery requests on, Niagara Mohawk Power Corporation. Management believes that this lawsuit is premature, in the absence of action by the New York Department of Environmental Conservation and the New York Attorney General with respect to the Notice of Violation issued to NRG Energy.

8.   EARNINGS PER SHARE

     Diluted earnings per average common share is calculated by dividing net income by the weighted average shares of common stock outstanding, including stock options outstanding under NRG Energy's stock option plans considered to be common stock equivalents. The following table shows the effect of those stock options on the weighted average number of shares outstanding used in calculating diluted earnings per average common share.


                                                                             FOR THE THREE             FOR THE NINE
                                                                              MONTHS ENDED             MONTHS ENDED
                                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                                        -------------------------------------------------
     (In thousands)                                                        2001         2000         2001        2000
                                                                        -------------------------------------------------
     Weighted Average Number of Common Shares Outstanding                 198,534     180,000      193,712     161,114
     Assumed Exercise of Dilutive Stock Options                               902       2,683        1,740       1,128
                                                                        -------------------------------------------------
     Potential Weighted Average Diluted Common
     Shares Outstanding                                                   199,436     182,683      195,452     162,242
                                                                        -------------------------------------------------


     For the three and nine months ended September 30, 2001, 2,173,438 and 62,500 stock options, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. In addition, there was no effect on diluted earnings per share related to the forward contract to buy NRG Energy's common stock issued in connection with NRG Energy's recent issuance in March 2001 of Corporate Units.

9.   INVENTORY

     Inventory, which is stated at the lower of weighted average cost or market, consisted of:


    (In thousands)            SEPTEMBER 30, 2001      DECEMBER 31, 2000
                              -----------------------------------------
    Fuel oil                      $   88,479            $    48,541
    Spare parts                      121,723                 85,136
    Coal                              52,330                 17,439
    Kerosene                             594                  1,524
    Other                             18,090                 22,224
                              -----------------------------------------
        TOTAL                     $  281,216            $   174,864
                              -----------------------------------------


10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On January 1, 2001, NRG Energy adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138.

     During the three and nine month periods ended September 30, 2001, NRG Energy recorded an after-tax loss in Other comprehensive income (OCI) of approximately $33.0 million and an after-tax gain of approximately $69.3 million, respectively. These gains and losses related to changes in fair values of the derivatives accounted for as hedges recorded on January 1, 2001. Also during the three and nine month periods ended September 30, 2001, NRG Energy reclassified from OCI into earnings $0.3 million of net derivative losses and $10.9 million of accumulated net derivative gains, respectively. The net balance in OCI relating to SFAS No. 133 as of September 30, 2001 was a gain of approximately $35.9 million. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

     NRG Energy's pre-tax earnings for the three and nine month periods ended September 30, 2001 were decreased by an unrealized loss of $21.7 million and $35.2 million, respectively, relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133 as follows:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
     Gains/(Losses) in thousands                        SEPTEMBER 30, 2001         SEPTEMBER 30, 2001
     ---------------------------                        ------------------         ------------------
     Revenue from majority-owned operations                   $ (10,212)                $ (21,604)
     Equity in earnings of unconsolidated affiliates             (1,720)                     (877)
     Cost of majority-owned operations                           (7,564)                  (12,693)
     Other income, net                                           (2,169)                        3
                                                              ---------                 ---------
     Total impact before income tax                           $ (21,665)                $ (35,171)
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

     Energy and energy related commodities

     NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by NRG Energy are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings, i.e., when electricity is generated, fuel is consumed. During the three and nine month periods ended September 30, 2001, NRG recognized a loss of $15.8 million and a loss of $0.9 million relating to the ineffectiveness on commodity cash flow hedges, respectively. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At September 30, 2001, NRG Energy had various commodity related contracts extending through December 2003 and several fixed-price gas and electricity purchase contracts extending through 2005 to 2018. During the three and nine month periods ended September 30, 2001, NRG Energy reclassified from OCI into earnings $0.1 million of accumulated net derivative losses and $13.8 million, of accumulated net derivative gains, respectively. Furthermore, during the three and nine month periods ended September 30, 2001, NRG Energy reclassified from OCI into equity in earnings of unconsolidated affiliates $1.7 million and $4.2 million, respectively, of accumulated net derivative losses. NRG Energy expects to reclassify into earnings during the next twelve months net gains from OCI of approximately $21.3 million.

     NRG Energy's pre-tax earnings for the three and nine month periods ended September 30, 2001 were decreased by an unrealized loss of $3.7 million and $34.3 million, respectively, relating to energy and energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     Interest rates

     To manage interest rate risk, NRG Energy has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings as the underlying interest expense is incurred. No ineffectiveness was recognized on interest rate cash flow hedges during the three and nine-month periods ended September 30, 2001. During the three months ended September 30, 2001, NRG Energy reclassified from OCI into earnings $0.2 million of accumulated net derivative losses. During the nine months ended September 30, 2001, NRG Energy reclassified from OCI into earnings $0.3 million of accumulated net derivative losses. NRG Energy expects to reclassify into earnings in interest expense during the next twelve months net losses from OCI of approximately $0.9 million.

     Foreign currency exchange rates

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect, those cash flows if appropriate foreign hedging instruments are available. During the three and nine month periods ended September 30, 2001, NRG Energy had various foreign currency exchange contracts not designated as accounting hedges. Accordingly, the changes in fair value of these derivatives, totaling a loss of $2.2 million and a gain of approximately $3,000, respectively, for the three and nine-month periods ended September 30, 2001, are reported in earnings in other income, net.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinate useful lives no longer be amortized but instead be tested for impairment at least annually. Intangible assets with definate useful lives will continue to be amortized over their respective estimated useful lives. NRG Energy, adopted the provisions of Statement No. 141 effective July 1, 2001 and plans to adopt the provisions of Statement No. 142 effective January 1, 2002. NRG Energy does not expect the implementation of these guidelines to have a material impact on its consolidated financial position or results of operations.

     In July 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Although NRG Energy has not completed its analysis of SFAS 143, it does not expect the impact to be significant.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. Although NRG Energy has not completed its analysis of SFAS No. 144, it does not expect the impact to be significant.

12.  ACQUISITIONS

     During the nine month period September 30, 2001, NRG Energy completed numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, these purchase prices have been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates will be adjusted based upon completion of certain procedures including third party valuations. Operations of the acquired entities have been included in the operations of NRG Energy since the date of the respective acquisitions.

     The respective purchase prices have been allocated to the net assets of the acquired entities as follows:

                                                NINE MONTHS ENDED
Amounts in thousands                           SEPTEMBER 30, 2001
--------------------                           ------------------
Current assets                                    $   232,957
Property plant and equipment                        3,473,480
Non-current portion of notes receivable               694,175
Current portion of long term debt assumed             (48,932)
Other current liabilities                            (256,977)
Long-term debt assumed                             (1,099,999)
Deferred income taxes                                (112,639)
Other long term liabilities                          (154,347)
Other non-current assets and liabilities              (58,916)
                                                  -----------
Total purchase price                                2,668,802
Less -- Cash balances acquired                        125,582
                                                  -----------
Net purchase price                                $ 2,543,220
                                                  ===========

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

         NRG Energy is a leading global energy company primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products. NRG Energy believes that it is one of the three largest independent power generation companies in the world, measured by net ownership interest in power generation facilities in operation or under construction. NRG Energy is actively pursuing the acquisition and development of additional generation projects. NRG Energy intends to continue its growth through a combination of targeted acquisitions in selected core markets, the expansion or re-powering of existing facilities and the development of new greenfield projects.


                              RESULTS OF OPERATIONS

         Net income for the three and nine months ended September 30, 2001, was $141.6 million and $225.9 million, an increase of $53.0 million and $84.9 million compared to the same periods in 2000, representing increases of approximately 59.8% and 60.3%, respectively. These increases were due to the factors described below.

OPERATING REVENUES

         For the three months ended September 30, 2001, NRG Energy had total revenues and equity earnings of $963.3 million, compared to $624.8 million for the three months ended September 30, 2000, an increase of $338.5 million or approximately 54.2%. NRG Energy's revenues from majority-owned operations were $852.2 million, an increase of $319.0 million or approximately 59.8%, over the same period in 2000. The increase of approximately $319.0 million over the same period in 2000 is primarily due to increased sales resulting from NRG Energy's recently completed acquisitions.

         For the nine months ended September 30, 2001, NRG Energy had total revenues and equity earnings of $2.3 billion, compared to $1.5 billion for the nine months ended September 30, 2000, an increase of $0.8 billion or approximately 58.5%. NRG Energy's revenues from majority-owned operations were $2.1 billion, an increase of $0.8 billion or approximately 59.6%, over the same period in 2000. The increase of approximately $0.8 billion, over the same period in 2000 is primarily due to increased sales resulting from NRG Energy's recently completed acquisitions.

         During the period of time subsequent to September 2000, NRG Energy successfully completed the acquisition of numerous operational projects that have contributed to the growth in NRG Energy's revenues from majority owned operations. Beginning in September 2000, NRG Energy completed the acquisition of the Flinders Power facilities in South Australia, Entrade AG, an energy trading company active in Europe, the LS Power assets, the Conectiv assets, the Csepel acquisition, the Hsin Yu acquisition, the Indeck acquisition, the McClain acquisition and the increased ownership and resulting consolidation of Schkopau and Cobee. Each of these recently completed acquisitions and others of less significance have contributed substantially to the growth of NRG Energy's revenues from majority-owned operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. In addition, the power generating facilities that NRG Energy acquired in 1999 and during the first two quarters of 2000, also contributed to the increase in revenues from majority-owned operations for the three and nine months ended September 30, 2001, as compared to the same periods in 2000.

         Equity in operating earnings of unconsolidated affiliates was $111.1 million for the three months ended September 30, 2001, compared to $91.6 million for the three months ended September 30, 2000, an increase of $19.5 million or 21.3%. For the nine months ended September 30, 2001, equity in operating earnings of unconsolidated affiliates was $191.6 million compared to $130.2 million for the nine months ended September 30, 2000, an increase of $61.4 million, or 47.2%. These increases are primarily due to NRG Energy's investment in West Coast Power LLC which has experienced favorable results of operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 and NRG Energy's increased ownership in MIBRAG. This increase was partially offset by increased losses from NEO Corporation which derives a significant portion of its net income from IRC Section 29 energy credits.

OPERATING COSTS AND EXPENSES

         Cost of majority-owned operations was $525.3 million for the three months ended September 30, 2001, an increase of $205.9 million, or approximately 64.4%, over the same period in 2000. Cost of majority-owned operations, as a percentage of operating revenues and equity earnings for the period, was 54.5% compared to 51.1% for the same period in 2000. For the nine months ended September 30, 2001,the cost of majority-owned operations was $1.4 billion, an increase of $0.6 billion, or approximately 70.0%, over the same period in 2000. Cost of majority-owned operations, as a percentage of operating revenues and equity earnings for the period, was 61.3% compared to 57.2% for the same period in 2000. The increases of $205.9 million and $0.6 billion, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000, are primarily a result of increased costs incurred as a result of NRG Energy's recently completed acquisitions referenced above, each of which has affected NRG Energy's cost of majority-owned operations.

         Depreciation and amortization costs were $58.7 million and $142.4 million for the three and nine months ended September 30, 2001, compared to $36.4 million and $87.3 million for the same periods in 2000, representing increases of $22.3 million and $55.1 million, or 61.2% and 63.2%, respectively. The increases are primarily due to acquisitions of generating facilities and capital additions to owned facilities.

         General, administrative and development costs were $69.9 million and $168.8 million for the three and nine months ended September 30, 2001, compared to $41.7 million and $98.0 million for the same periods in 2000, representing increases of $28.2 million and $70.8 million, or 67.6% and 72.2%, respectively. The increases are due primarily to increased business development, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and acquisitions that took place in 2001. As a percent of total operating revenues and equity earnings, administrative and general expenses increased for both the three and nine months ended September 30, 2001 to 7.3% from 6.7% during the same periods in 2000, respectively. NRG Energy's asset base has grown to approximately $12.4 billion at September 30, 2001 compared to approximately $5.9 billion at September 30, 2000, an increase of approximately $6.5 billion or 107%. NRG Energy expects this trend to continue as it expands its operations through acquisitions and business development activities.

OTHER (EXPENSE) INCOME

         Other expense was $110.5 million and $293.9 million for the three and nine months ended September 30, 2001, compared to $84.0 million and $220.7 million for the same period in 2000, increases of approximately $26.5 million and $73.2 million, or 31.5% and 33.2%, respectively. The increases in other expense was primarily due to increases in interest expense of approximately $49.0 million and $107.6 million, or 60.3% and 49.9%, respectively for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. Interest expense includes both corporate and project level interest expense. The increases in interest expense are due to increased corporate and project level debt issued and outstanding during 2001 as compared to 2000. During the later portion of the year 2000 and during the second quarter of 2001, NRG Energy issued substantial amounts of long and short-term debt at both the corporate level (recourse debt) and the project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions. The increases in other expense due to increased interest expense were partially offset by increases in other income, net of approximately $22.8 million and $35.2 million for the three and nine months ended September 30, 2001, respectively. The increases in other income, net are primarily related to increases in interest income resulting from cash balances, interest bearing accounts and notes receivables and miscellaneous gains and losses on project dispositions.

INCOME TAX

         Income tax expense for the three and nine months ended September 30, 2001 was $57.3 million and $69.9 million, compared to $54.6 million and $82.7 million for the same period in 2000, an increase of $2.7 million for the three months ended September 30, 2001 and a decrease of $12.8 million for the nine months ended September 30, 2001, or an increase of 5.0% and a decrease of 15.4%, respectively. The increase in income tax expense of $2.7 million for the three months ended September 30, 2001 as compared to the same period in 2000 is due primarily to increased domestic earnings. For the three months ended September 30, 2001, NRG Energy's overall effective tax rate was

28.8%, compared to 38.1% for the same period in 2000, this decrease is primarily due to increased foreign earnings which are taxed at a lower effective rate than domestic earnings and increased IRC Section 29 energy credits. For the three months ended September 30, 2001, NRG Energy's overall effective tax rate before recognition of tax credits and the impact of SFAS No. 133 was 34.8% compared to 44.5%, for the same period in 2000.

         The decrease in income tax expense of $12.8 million for the nine months ended September 30, 2001 as compared to the same period in 2000 is due primarily to increased foreign earnings, which are taxed at a lower effective rate than domestic earnings and increased IRC Section 29 energy credits. These amounts were partially offset by higher domestic earnings as compared to the same period in 2000. For the nine months ended September 30, 2001, NRG Energy's overall effective tax rate was 23.7%, compared to 37.0% for the same period in 2000. For the nine months ended September 30, 2001, NRG Energy's overall effective income tax rate before recognition of tax credits and the impact of SFAS No. 133 was 37.1% compared to 47.5%, for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         NRG Energy and its majority-owned subsidiaries have historically obtained cash from operations, issuance of debt and equity securities, borrowings under credit facilities, and the reimbursement by Xcel Energy of tax benefits pursuant to tax sharing agreements. NRG Energy has used these funds to finance operations, service debt obligations, fund the acquisition, development and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs.

         NRG Energy's strategy is to continue to grow through a combination of new acquisitions, the expansion or re-powering of existing facilities and the development of new greenfield projects. It is not expected that cash flow from operations alone will be sufficient to fund management's minimum growth plan through 2005. Therefore, NRG Energy expects to finance its growth through issuances of debt and equity securities and borrowings under credit facilities.

         NRG Energy has generally financed a significant portion of the acquisition and development of its projects under financing arrangements to be repaid solely from each of its projects' cash flows, which are typically secured by the plant's physical assets and equity interests in the project company. See Notes 3 and 4 of the Financial Statements in this Form 10-Q for further discussion of the long and short-term debt issuances that NRG Energy has recently completed. Reference is also made to Note 9 of the Financial Statements in NRG Energy's Form 10-K for the year ended December 31, 2000.

         As a majority-owned subsidiary of Xcel Energy, Inc., NRG Energy's financing activities are subject to the restrictions under the Public Utility Holding Company Act (PUHCA). NRG Energy's management is currently examining a variety of alternatives which would give NRG Energy increased flexibility under PUHCA in financing its future growth. Among other things, NRG Energy is exploring the use of lease financing for existing assets as well as potential issuances of equity securities.

         As discussed above, NRG Energy entered into a $600 million term loan facility which is due on June 21, 2002. If for any reason NRG Energy is not able to repay this facility in full when due, the lenders under the facility can require that NRG Energy issue debt securities in order to refinance the facility. Because any such debt issuance could have a negative impact on NRG Energy's credit rating, management intends to pursue other alternatives in order to raise the capital required to repay this facility, including the issuance of equity securities when market conditions permit.

         For further discussion of some of the factors impacting NRG Energy's ability to raise the significant amounts of capital required to meet its growth targets, see the Risk Factors included in NRG Energy's registration statement on Form S-3 filed with the Securities and Exchange Commission (Reg. No. 62958), in particular the discussions under the heading "We require significant amounts of capital to grow our business and our future access to such funds is uncertain" and "Our business is subject to substantial governmental regulation and permitting requirements and may be adversely affected by any future inability to comply with existing or future regulations or requirements."


CASH FLOWS

                                                                 FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                  2001              2000

NET CASH PROVIDED BY OPERATING ACTIVITIES (IN THOUSANDS)        $302,694          $241,996


         During the nine months ended September 30, 2001, net cash from operating activities increased approximately $60.7 million in comparison to the same period in 2000. The primary reason for the increase is increased earnings after adjustments for non-cash charges such as undistributed earnings of unconsolidated affiliates, depreciation and amortization, deferred income taxes and unrealized gains/losses on energy contracts. Partially offsetting these increases in operating cash flows was a reduction in cash provided by certain working capital items as compared to the same period in 2000. Reductions in the outstanding balances of accounts receivables including those from affiliates resulted in increased cash flows however reductions in outstanding payables served to partially reduce this increase in cash flows.

NET CASH USED BY INVESTING ACTIVITIES (IN THOUSANDS)         $(4,188,066)      $(2,071,625)

         During the nine months ended September 2001, cash used by investing activities increased by approximately $2.1 billion. During the nine months ended September 30, 2001, NRG Energy invested approximately $2.5 billion in the acquisition of newly acquired generating facilities such as the LS Power acquisition, the Conectiv acquisition, the Audrain acquisition, the PowerGen acquisitions, the Vattenfall acquisitions, Hsin Yu Energy Development Ltd, the McCain acquisition and the Indeck acquisition as well as ongoing capital expenditures for its existing facilities, those under construction and additional investments in unconsolidated projects such as MIBRAG. In addition, NRG Energy also experienced increased balances in its restricted cash accounts. During the same period in 2000, NRG Energy invested approximately $1.9 billion primarily in the Cajun, Killingholme facilities and Flinders Power assets.


NET CASH PROVIDED BY FINANCING ACTIVITIES (IN THOUSANDS)     $ 3,970,940        $ 1,963,434

         During the nine months ended September 30, 2001, NRG Energy generated a net amount of approximately $4.0 billion of cash from financing activities. These cash flows resulted from the issuance of long and short-term debt and equity securities during the period. During the same period in 2000, NRG Energy generated a net amount of approximately $2.0 billion of cash through its financing activities, primarily through long and short-term debt and equity issuances. During both periods, NRG Energy used these amounts to finance recently acquired generating facilities and/or for general corporate purposes.

CAPITAL COMMITMENTS

         NRG Energy's capital expenditure program is subject to continuing review and modification. Actual expenditures may differ significantly depending upon such factors as the success, timing of and level of involvement in projects under construction. NRG Energy has entered into the following acquisition agreements:

Conectiv

         In June 2001, NRG Energy extended purchase agreements that were entered into with a subsidiary of Conectiv to acquire 794 MW of coal and oil-fired electric generating capacity and other assets in New Jersey and Pennsylvania, including an additional 66 MW of the Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. NRG Energy will pay approximately $180 million for the assets. NRG Energy expects the acquisitions to close in the first quarter of 2002 following approval of the New Jersey Board of Public Utilities.

Narva Power

         In August 2000, NRG Energy signed a Heads of Terms Agreement with Eesti Energia, the Estonian state-owned electric utility, providing for the purchase for approximately $72 million of a 49% stake in Narva Power, the owner and operator of the oil shale-fired Eesti and Balti power plants, located near Narva, Estonia. The plants have a combined capacity of approximately 2,700 MW. NRG Energy is working to close the acquisition in the first quarter of 2002.

Edison Mission Energy

         In August 2001, NRG Energy signed an agreement to acquire a 50% interest in the Commonwealth Atlantic 375 MW gas and oil-fired generating station from Edison Mission Energy. The Commonwealth Atlantic facility is located near Chesapeake, Virginia. In addition, NRG Energy will also acquire a 50% interest in the James River 110 MW coal-fired generating facility located in Hopewell, Virginia.

InnCOGEN

         In October 2001, NRG Energy, signed a purchase agreement to acquire from York Research Corporation 100% of the shares of InnCOGEN, LTD., which owns a 225 MW gas-fired generating facility located in the Republic of Trinidad and Tobago.

OTHER CONTINGENCIES

DISPUTED REVENUES

         As of September 30, 2001, NRG Energy had approximately $26 million of disputed revenues in respect of certain wholly owned subsidiaries, primarily NRG Northeast Generating LLC. NRG Energy is actively pursuing resolution and/or collection of these amounts. These disputed revenues relate to the interpretation of certain transmission power sales agreements and certain sales to the New York Power Pool and New England Power Pool, conflicting meter readings, pricing of firm sales and other power pool reporting issues. These amounts have not been recorded in the financial statements and will not be recognized as income until disputes are resolved and collection is assured. As previously disclosed in its annual report on Form 10-K, NRG Energy had approximately $13.1 million of disputed revenues as of December 31, 2000. During the nine months ended September 30, 2001, $3.1 million of disputed revenues were resolved, and $16 million of new disputed revenues were added.

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

         NRG Energy's share of the net amounts owed to its California affiliates by the California PX, the California ISO, and the three major California utilities totaled $230 million as of September 30, 2001, based upon unaudited financial information provided by such affiliates. This amount reflects NRG Energy's share of (a) total amounts owed to its California affiliates of $371 million, less (b) amounts that are currently treated as "disputed revenues" and are not recorded as accounts receivable in the financial statements of the California affiliates, and reserves taken against accounts receivable that have been recorded in such financial statements, both of which together totaled $141 million. NRG Energy believes that it will ultimately collect in full the net amount of $230 million owed to its California affiliates; however, if some form of financial relief or support is not provided to PG&E and SCE, the collectibility of this amount will become more questionable in terms of both timing and amount. With respect to disputed revenues, these amounts relate to billing disputes arising in the ordinary course of business and to disputes that have arisen as a result of the California ISO and the Federal Energy Regulatory Commission (FERC) imposing various revenue caps on the wholesale price of electricity. None of the disputed revenues will be recorded until the particular issue that caused them to be excluded from the financial statements is resolved. Since the date of the PG&E bankruptcy filing, PG&E has been paying NRG Energy's Crockett and Mt. Poso affiliates on a current basis.

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

ENVIRONMENTAL ISSUES

         The Massachusetts Department of Environmental Protection registered on May 11, 2001 regulations requiring emissions reductions from certain coal fired power plants in the Commonwealth, including NRG Energy's Somerset facility. The new rules impose phased deadlines for achieving annual and monthly emission rate reductions of sulfer dioxide (SO2) and nitrogen oxides (NOx). NRG Energy believes that the new regulations require it by October 1, 2006 to reduce annual SO2 emission rates by about 50% of its current emission rate; by October 1, 2008, NRG Energy would be required to reduced its annual emission rates by about 75% of its current emission rate. The regulations allow flexibility in determining how to best meet these SO2 reductions. They also require that NRG Energy reduce by October 1, 2006 its annual NOx emission rate by about 60% of its current emission rate. In the case of NOx, NRG Energy anticipates the need to install additional equipment to meet the annual NOx limitations; once installed, there should be no problems meeting monthly emission rate limits. To meet the monthly SO2 emission rate limits, NRG Energy will likely need to purchase more expensive fuel that has a lower sulfur content and may need to make modifications to its facilities in order to burn such fuel. The new Massachusetts regulations starting in 2006 also cap annual emissions of Carbon dioxide (CO2) at historical levels and the rate at which CO2 is emitted; the new regulations allow flexibility in achieving compliance with the reductions required. The annual CO2 emission rate reduction required represents approximately a 20% decrease from current levels. Through August 1, 2002 the Somerset facility will undergo test to quantify the mercury and chlorine content in each shipment of coal and the concentration of mercury in the facility's stack emissions. The DEP will use these data to propose emission standards for mercury; the proposed compliance date is October 1, 2006. NRG Energy is evaluating its compliance options under the new regulations. Such compliance options could have a material adverse impact on the Somerset facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. NRG Energy adopted the provisions of Statement No. 141 effective July 1, 2001 and plans to adopt the provisions of Statement No. 142 effective January 1, 2002. NRG Energy does not expect the implementation of these guidelines to have a material impact on its consolidated financial position or results of operations.

In July 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Although NRG Energy has not completed its analysis of SFAS 143, it does not expect the impact to be significant.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. Although NRG Energy has not completed its analysis of SFAS No. 144, it does not expect the impact to be significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NRG Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management's Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2000. There have been no material changes, as of September 30, 2001, to the market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000.

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

         On July 13, 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC, to request a declaration by the Court that, pursuant to the terms of the Asset Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against, and has served discovery requests on, Niagara Mohawk Power Corporation.

CALIFORNIA LITIGATION

         The six civil actions brought against NRG Energy and other power generators and power traders in California have been consolidated and assigned to the Presiding Judge of the San Diego Superior court to determine the appropriate site and judge for the cases. In the meantime, NRG Energy and the other defendants have served and filed alternative motions to dismiss all claims, to strike Plaintiffs' damage claims, and to stay all proceedings pending rulings from the Federal Energy Regulatory Commission on issues before it. These motions will be heard after all the cases are assigned to one judge. For a summary description of these six civil actions, see NRG Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the 2000 10-K), and NRG Energy's quarterly report on Form 10-Q for the quarter ended March 31, 2001 filed with The Securities and Exchange Commission.

         Except as described above and in NRG Energy's 2000 10-K and its quarterly reports filed on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, there are no other material legal proceedings pending to which NRG Energy is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG Energy or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG Energy is or would be a party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During May 2001, NRG Energy's affiliate Crockett Cogeneration became technically in default of its loan agreement. The default arose as a result of Crockett not making full payment of its fuel supply billings to BP Amoco because Crockett was not receiving payment on its energy sales. No default in principal or interest payment has occurred. Crockett is current on all payments due BP Amoco. Due to ongoing credit concerns in respect of Crockett's customers, its lenders have not retracted their default letter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None.

(B)      REPORTS ON FORM 8-K:


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

         On September 21, 2001, NRG Energy filed a Form 8-K reporting under Item 5 - Other Events.

               On September 20, 2001, NRG Energy, Inc. reported that it is on target to reach its forecasted EPS of $1.35 and announced that it acquired a 50% interest in the Saguaro Station from Edison Mission Energy and further announced that it has decided to stop pursuing the acquisition of two Connecticut plants from Wisvest Connecticut LLC.

         On October 15, 2001, NRG Energy filed a Form 8-K reporting under Item 5
- Other Events.

               On October 11, 2001, NRG Energy, Inc. reported its financial results for the third quarter of 2001.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These Statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:


o General economic conditions including inflation rates and monetary or currency exchange rate fluctuations; the risk of a significant slowdown in growth in the U.S. economy or risk of delay in growth recovery in the U.S. as a consequence of the September 11, 2001 terrorist attacks and other factors;

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

o Factors affecting the availability or cost of capital, such as changes in interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or credit ratings;

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

                            NRG ENERGY, INC.
                            ----------------
                            (Registrant)

                            /s/ Leonard A. Bluhm
                            ------------------------------
                            Leonard A. Bluhm
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)


                            /s/ William T. Pieper
                            ------------------------------
                            William T. Pieper
                            Vice President and Controller
                            (Principal Accounting Officer)


Date: November 14, 2001