Form 10-K405
period 2001-12-31
NRG ENERGY INC
filed 2002-04-01
CIK 1013871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO                 .
                     COMMISSION FILE NO. 001-15891

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $659,505,775 AT MARCH 19, 2002.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

                 CLASS                             OUTSTANDING AT MARCH 19, 2002
----------------------------------------       --------------------------------------
Class A - Common Stock, $0.01 par value                  147,604,500 shares
Common Stock, $0.01 par value                            51,084,878 shares

Documents Incorporated by Reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NRG ENERGY, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I
Item 1     Business....................................................        1
Item 2     Properties..................................................       22
Item 3     Legal Proceedings...........................................       26
Item 4     Submission of Matters to a Vote of Security Holders.........       28

PART II
Item 5     Market Price for the Registrant's Common Equity and Related
             Stockholder Matters.......................................       28
Item 6     Selected Financial Data.....................................       29
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       30
Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk......................................................       49
Item 8     Financial Statements and Supplementary Data.................       50
Item 9     Changes in & Disagreements with Accountants on Accounting
             and Financial Disclosures.................................       94

PART III
Item 10    Directors and Executive Officers of the Registrant..........       94
Item 11    Executive Compensation......................................       97
Item 12    Security Ownership of Certain Beneficial Owners and
             Management................................................      108
Item 13    Certain Relationships and Related Transactions..............      109

PART IV
Item 14    Exhibits, Financial Statements Schedules and Reports on Form
             8-K.......................................................      112
SIGNATURES.............................................................      118

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     NRG Energy, Inc. (NRG Energy or the Company) is a leading global energy company, primarily engaged in the acquisition, development, ownership, and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally. NRG Energy believes it is one of the three largest independent power generation companies in the world, measured by its net ownership interest in power generation facilities. As of December 31, 2001, NRG Energy owned all or a portion of 76 generation projects, including projects under construction, that have a total generating capacity of 38,388 megawatts (MW). Its current net ownership interest in those projects is 24,357 MW, of which 19,077 MW are located in the United States.

     As the following table illustrates, NRG Energy has grown significantly during recent years, primarily as a result of its success in acquiring domestic power generation facilities:

                                               YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------
                                   1997      1998       1999       2000       2001     CAGR
                                  -------   -------   --------   --------   --------   ----
                                            (IN THOUSANDS, EXCEPT MW DATA)
Net Ownership Interest
(In MW at end of period)(1).....    2,637     3,300     10,990     15,007     24,357    74%
Operating Income................  $18,109   $57,012   $109,520   $573,073   $714,822   151%
EBITDA(2).......................  $39,790   $82,711   $161,516   $692,548   $954,835   121%
Net Income......................  $21,982   $41,732   $ 57,195   $182,935   $265,204    86%

---------------

(1) Includes projects under construction; MW under construction for the years 1997, 1998, 1999, 2000 and 2001 were 616, 284, 252, 747, and 4,775, respectively.

(2) EBITDA is the sum of income (loss) before income taxes, interest expense (net of capitalized interest) and depreciation and amortization expense. EBITDA is a measure of financial performance not defined under generally accepted accounting principles, which should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA as calculated by NRG Energy may not be comparable to similarly titled measures presented by other companies, and therefore could be misleading because all companies and analysts do not calculate it in the same fashion.

     NRG Energy has experienced significant growth in the last year, expanding from 15,007 MW of net ownership interests in power generation facilities (including those under construction) as of December 31, 2000, to 24,357 MW of net ownership interests as of December 31, 2001. NRG Energy has a well diversified portfolio in terms of location, fuel and dispatch mode.

     NRG Energy is organized into four regionally-based divisions: NRG North America, based in Minneapolis, Minnesota; NRG Europe, based in London; NRG Asia-Pacific based in Brisbane, Australia and NRG Latin America, based in Miami, Florida. Most of NRG Energy's North American projects are grouped under regional holding companies corresponding to their domestic core market. NRG Energy operates its generation facilities within each region as a separate operating unit within its power generation business. This regional portfolio structure allows NRG Energy to coordinate the operations of its assets to take advantage of regional opportunities, reduce risks related to outages, whether planned or unplanned, and pursue expansion plans on a regional basis.

     NRG Energy's international power generation projects are managed as three distinct markets, Asia-Pacific, Europe and Other Americas.

     In addition to NRG Energy's power generation projects, NRG Energy also has interests in district heating and cooling systems and steam transmission operations.

     NRG Energy intends to continue its growth through a combination of targeted acquisitions in selected core markets, the expansion or repowering of existing facilities and the development of new greenfield projects. However, in the short term, recognizing market conditions, NRG Energy anticipates that its growth level will be lower than in recent years. As of December 31, 2001, NRG Energy had signed agreements to acquire an additional 3,571 MW of net ownership interest in existing generation projects. Currently, NRG Energy has scheduled expansion, repowering or greenfield generation projects that would add 5,308 MW of net ownership interest.

     NRG Energy has also expanded its power marketing activities, which allow NRG Energy to optimize the value of its power generation assets and enable it to better meet its customers' energy requirements. By linking NRG Energy's capabilities and access to fuel supplies with its power marketing and risk management expertise, NRG Energy believes that it effectively manages risk, and has secured and will continue to secure favorable pricing for its fuel purchases and power sales.

     NRG Energy was incorporated as a Delaware corporation on May 29, 1992. Its headquarters and principal executive offices are located at 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402. NRG Energy's telephone number is (612) 373-5300.

     On June 5, 2000, NRG Energy completed its initial public offering. Prior to its initial public offering, NRG Energy was a wholly owned subsidiary of Northern States Power (NSP). In August 2000, NSP merged with New Century Energies, Inc. (NCE), a Colorado-based public utility holding company. The surviving corporation in the merger was renamed Xcel Energy Inc. (Xcel Energy), and the shares of NRG Energy's class A common stock previously owned by NSP are now owned by a wholly-owned subsidiary of Xcel Energy. As of December 31, 2000, Xcel Energy indirectly owned an 82% interest in NRG Energy's outstanding common and class A common stock, representing 98% of the total voting power of NRG Energy's common stock and class A common stock. Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. Xcel Energy also owns or has interest in a number of nonregulated businesses, the largest of which is NRG Energy.

     In March 2001, NRG Energy completed a public offering of 18.4 million shares of its common stock. Following this offering, Xcel Energy indirectly owns a 74% interest in NRG Energy's common stock and class A common stock, representing 96.7% of the total voting power of NRG Energy's common stock and class A common stock.

XCEL ENERGY EXCHANGE OFFER

     In February 2002, Xcel Energy announced its intention to commence an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. In its announcement, Xcel Energy stated its intention to close the transaction in April 2002, and stated that NRG Energy shareholders would receive 0.4846 shares of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG Energy common stock.

     After completion of the merger, NRG Energy would be an indirect, wholly owned subsidiary of Xcel Energy. NRG Energy's debt and other obligations will continue to be the sole obligation of NRG Energy.

     On March 13, 2002, Xcel Energy filed a registration statement on Form S-4 with the Securities and Exchange Commission and commenced the exchange offer. In its registration statement, Xcel Energy stated that, if the exchange offer and merger are completed, its plans for NRG Energy in 2002 include: infusing an additional $300 million of equity into NRG Energy, in addition to an initial loan of $300 million recently made to NRG Energy; slowing NRG Energy's growth in megawatt capacity and the possible sale of $1.9 billion of existing generating assets; canceling or deferring approximately $1.6 billion of planned projects; and beginning the process of selling unassigned turbines and deferring installment of additional unassigned turbines.

     In addition, Xcel Energy stated in its registration statement that if the offer and merger are completed and its plans for NRG Energy are implemented, it expects to reduce NRG Energy's business development activities and administrative and general costs, with annual estimated cost savings of approximately $45 million, and to capture infrastructure savings by consolidating trading and marketing organizations, where appropriate.

MARKET OPPORTUNITY

     The power industry is one of the largest industries in the world, accounting for approximately $225 billion in annual revenues and approximately 830,000 MW of installed generating capacity in the United States alone. The generation segment of the industry historically has been characterized by regulated electric utilities producing and selling electricity to a captive customer base. However, the power generation market has been evolving from a regulated market based on cost of service pricing to a competitive market. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted to increase competition in the power industry.

     Outside of the United States, governments in developed economies are privatizing their utilities and developing regulatory structures that are expected to encourage competition in the electricity sector, having realized that their energy assets can be sold to raise capital without hindering system reliability. In developing countries, the demand for electricity is expected to grow rapidly. In order to satisfy this anticipated increase in demand, many countries have adopted active government programs designed to encourage private investment in power generation facilities. NRG Energy believes that these market trends will continue to create opportunities to acquire and develop power generation facilities globally.

STRATEGY

     NRG Energy's vision has been to be a leading global generation company with a top three position in selected core markets, which provides superior performance to all stakeholders. Central to this vision is the development and management of diverse regional portfolios of competitive power generating facilities. This diversity incudes geographic location, fuel type and dispatch profile. Currently, approximately 78% of NRG Energy's net MW of generation in operation and under construction is located in the United States in five core markets: Northeast, South Central and West Coast regions and the recently added North Central and Mid Atlantic regions. With NRG Energy's diversified asset base, NRG Energy seeks to have generating capacity available to back up any given facility during its outages, whether planned or unplanned, while having ample resources to take advantage of peak power market price opportunities and periods of constrained availability of generating capacity, fuels and transmission. NRG Energy's primary focus has been on generation assets powered primarily by natural gas, coal, oil and to a lesser extent landfill gas, hydro, refuse derived fuel and biomass technologies.

     NRG Energy's strategy is to capitalize on its acquisition, development, construction and operating skills to build a balanced portfolio of power generation assets. NRG Energy intends to implement this strategy by continuing a disciplined acquisition program, recognizing current market conditions. NRG Energy believes that its facility operations and engineering expertise, fuel and environmental strategies, labor and governmental relations expertise, legal and financial skills give it a competitive advantage in the independent power market.

NORTH AMERICAN POWER GENERATION

     While NRG Energy expects the North American power generation market to continue to evolve from a regulated, utility dominated market based upon cost-of-service pricing to an independent power generation market based on competitive market pricing, the pace of this evolution slowed in 2001 as a result of the energy crisis in California, and more recently, the Enron bankruptcy. Most domestic generation capacity is still utility owned and subject to cost-of-service regulation. NRG Energy expects the evolution to continue as non-regulated power generators build new capacity to meet demand, but, in view of current market and forward prices, and the credit and liquidity constraints reported by many competitive power producers in recent months, NRG Energy expects such new capacity development to be less than has been forecast.

     Most of NRG Energy's North American projects are grouped under regional holding companies corresponding to their domestic core markets. In order to better manage NRG Energy's North American projects and to develop new projects in these regions more effectively, NRG Energy has established regional offices in Pittsburgh, Pennsylvania (Northeast region), Baton Rouge, Louisiana (South Central region) and San Diego, California (West Coast region). NRG Energy's recently added North Central and Mid Atlantic regions are managed from its Minneapolis headquarters and Wilmington, Delaware offices, respectively.

     NRG Energy operates its generation facilities within each region as a separate operating unit within its power generation business. This regional portfolio structure allows NRG Energy to coordinate the operations of its assets to take advantage of regional opportunities, reduce risks related to outages, whether planned or unplanned, and pursue expansion plans on a regional basis.

NORTHEAST REGION

     As of December 31, 2001, NRG Energy owned approximately 7,676 MW of net generating capacity (including projects under construction) in the Northeast United States and Canada, primarily in New York, Connecticut and Massachusetts. These generation facilities are well diversified in terms of dispatch level (base-load, intermediate and peaking), fuel type (coal, natural gas and oil) and customers. In addition, NRG Energy believes certain of its facilities and facility sites in the Northeast provide opportunities for repowering or expanding existing generating capacity.

     NRG Energy's Northeast facilities are generally competitively positioned within their respective market dispatch levels with favorable market dynamics and locations close to the major load centers in the New York Power Pool (NYPP) and New England Power Pool (NEPOOL).

SOUTH CENTRAL REGION

     As of December 31, 2001, NRG Energy owned approximately 4,716 MW of net generating capacity (including projects under construction) in the South Central United States, primarily in Louisiana, Oklahoma, Texas and Mississippi. NRG Energy's South Central generating assets consist primarily of its net ownership of 1,947 MW of power generation facilities in New Roads, Louisiana (which are referred to as the Cajun facilities) that were acquired in March 2000 and the recently completed Big Cajun Peakers (238 MW). The South Central region also includes the Sterlington (202 MW), McClain (400 MW), Batesville (837 MW), Mustang (122 MW), and Sabine River (210 MW) generating facilities. In addition, the Bayou Cove (320 MW) and Brazos Valley (633 MW) facilities are under construction. The construction of the following additional facilities with a net generating capacity of 2,680 MW is planned: Kaufman (545 MW), Batesville expansion (292 MW), Big Cajun II, Unit 4 (675 MW) and Pike (1,168 MW).

WEST COAST REGION

     As of December 31, 2001, NRG Energy owned approximately 1,596 MW of net generating capacity on the West Coast of the United States, primarily California and Nevada. NRG Energy's West Coast generation assets consist primarily of a 50% interest in West Coast Power LLC (West Coast Power), a 58% interest in the Crockett Cogeneration facility (138 MW)and a 50% interest in the Saguaro generation facility (53 MW). In May 1999, Dynegy Power Corporation (Dynegy) and NRG Energy formed West Coast Power to serve as the holding company for a portfolio of operating companies that own generation assets in Southern California. This portfolio currently is comprised of the El Segundo Generating Station (510 MW), the Long Beach Generating Station (265 MW), the Encina Generating Station (483 MW) and 17 combustion turbines in the San Diego area (127 MW). Dynegy provides power marketing and fuel procurement services to West Coast Power, and NRG Energy provides operations and management services. NRG Energy believes certain of its facilities and facility sites on the West Coast provide opportunities for repowering or expanding generating capacity.

NORTH CENTRAL REGION

     As of December 31, 2001, NRG Energy owned approximately 3,706 MW of net generating capacity in the north central United States, primarily in Illinois, Missouri and Michigan. NRG Energy's North Central portfolio includes the 640 MW simple cycle, gas-fired Audrain power generation facility, located in Vandalia, Missouri. In August 2001, NRG Energy purchased a project portfolio from Indeck Energy Services which includes the Rockford I (342 MW) and Rockford II (171 MW) Energy Centers, located 75 miles west of Rockford, Illinois. Rockford II is currently under construction with commercial operation expected in June 2002. Other North Central projects in operation include Rocky Road (175 MW), Morris Cogeneration (23 MW) and Cadillac Renewable Energy (19 MW). Two additional projects in Illinois currently under construction will add 1,168 MW each to NRG Energy's North Central portfolio. Kendall is estimated to be in commercial operation in May 2002, and Nelson in the third quarter of 2003.

MID-ATLANTIC REGION

     As of December 31, 2001, NRG Energy owned approximately 1,199 MW of net generating capacity in the Mid-Atlantic region of the United States, primarily Delaware, Maryland, Ohio and Pennsylvania. In June 2001, NRG Energy completed the acquisition of approximately 1,081 MW of operational generating facilities from Conectiv. In January 2002, NRG Energy closed the acquisition of the Commonwealth Atlantic generating facility (188 MW) and the James River generating facility (55 MW) from Edison Mission and expects to close on the FirstEnergy acquisition of approximately 2,535 MW of generating facilities during the second quarter of 2002.

COMPETITIVE POWER GENERATION -- INTERNATIONAL

     Historically, the majority of power generating capacity outside of the United States has been owned and controlled by governments. During the past decade, however, many foreign governments moved to privatize power generation plant ownership through sales to third parties and by encouraging new capacity development and refurbishment of existing assets by independent power developers. Governments have taken a variety of approaches to encourage the development of competitive power markets, from awarding long-term contracts for energy and capacity to purchasers of power generation to creating competitive wholesale markets for selling and trading energy, capacity and related products.

     NRG Energy has taken advantage of opportunities to invest in attractive projects in international markets. To manage NRG Energy's international asset portfolio risks, NRG Energy utilizes a portfolio risk management discipline based upon country risk, as identified by an independent, internationally recognized organization. Using this tool, NRG Energy is able to monitor the exposure it is taking in emerging markets to maintain an appropriate balance in its asset portfolio. NRG Energy's international power generation projects are managed as three distinct markets, Asia Pacific, Europe and Other Americas.

ASIA PACIFIC

     NRG Energy is one of the largest competitive power producers in Australia and, with its 2001 acquisitions in Taiwan and India, now has a net ownership interest of 2,297 MW, as of December 31, 2001, in power generation facilities.

EUROPE

     NRG Energy is a participant in the competitive power generation markets in Germany, the Czech Republic, the United Kingdom, and Hungary. As of December 31, 2001, NRG Energy has a net ownership interest of 1,854 MW in power generation facilities (including projects under construction) in Europe. During 2001, NRG Energy increased its ownership interest in the MIBRAG and Schkopau projects in April 2001, both of which are located in Germany and completed its acquisition of the Csepel facility located in Hungary in June 2001.

OTHER AMERICAS

     NRG Energy has pursued acquisition and development opportunities in Latin America since the mid-1990s. Initially, NRG Energy participated as one of four original sponsors of the Latin Power Fund, a private equity investment fund managed by Scudder. As of December 31, 2001, NRG Energy has ownership of 1,107 MW in Latin America. NRG Energy currently owns and operates 270 MW of hydro and thermal electric operating assets in Bolivia and is the second largest generator in that country. Similarly, NRG Energy owns and operates 111 MW of hydro and thermal electric operating assets in Peru. NRG Energy owns a 99% interest in a 156 MW hydro facility under construction in Brazil set to enter commercial operation in the third quarter 2002. In addition, NRG Energy recently formed a partnership venture with Petrobras Brazileros SA, the large state owned Brazilian oil company, to construct, own and operate a 1,040 MW gas-fired thermal facility in which it will own a 50% share. The TermoRio Project, currently under construction, is expected to enter full commercial operations in March 2004.

ALTERNATIVE ENERGY

     NRG Energy provides alternative energy through NEO Corporation (NEO), one of the largest landfill gas generation companies in the United States, and NRG Resource Recovery, which processes municipal solid waste as fuel used to generate power.

NEO CORPORATION

     NEO is a wholly owned subsidiary of NRG Energy that was formed to develop power generation facilities, ranging in size from 1 to 50 MW, in the United States. NEO is currently focusing on the development and acquisition of distributed generation and peaking facilities and the acquisition of small hydroelectric projects. NEO owns and operates 31 landfill gas collection systems and has 46 MW of net ownership interests in related electric generation facilities utilizing landfill gas as fuel. NEO also has 42 MW of net ownership interests in 18 hydroelectric facilities and 109 MW of net ownership interests in seven distributed generation facilities. The company's operations are located primarily in the east and west coast regions of the United States. NEO derives a substantial portion of its income as a result of the generation of Section 29 tax credits, which, for 2001, totaled $48.6 million. The existing tax law authorizing these credits is scheduled to expire after 2007.

RESOURCE RECOVERY FACILITIES

     NRG Energy's Resource Recovery business is focused on owning and operating alternative fuel/"green power" generation and fuels processing projects. The alternative fuels currently processed and combusted are municipal solid waste
(MSW), of which more than 90% is processed into refuse derived fuel (RDF), urban wood waste (pallets, clean construction debris, etc.), forest industry waste wood (bark, sawmill waste, tree trimmings, etc.), agricultural waste (walnut shells, olive pits, peanut shells, etc.), and non-recyclable waste paper and compost. Processing and recovery for generation into electricity and other products is an environmentally superior method of waste management when compared to adding to existing or creating new landfills. NRG Energy's Resource Recovery business has MSW processing capacity of over 4,000 tons per day and generation capacity of 35 MW, of which its net ownership interest is 26 MW.

     NRG Energy's Resource Recovery business owns and operates MSW processing and/or generation facilities in Maine and Minnesota. This business also owns and operates a biomass fired generation facility in Florida and a wood processing facility in Georgia, which supplies a portion of the biomass fuel to the power plant in Florida. In addition to the fuels processing and generation portfolio, Resource Recovery owns and operates several mono-ash landfills that receive ash from the biomass and waste-to-energy power plants that are owned and operated. Resource Recovery also owns and operates NRG Processing Solutions that includes thirteen composting and biomass fuel processing sites in Minnesota of which three sites are permitted to operate as MSW transfer stations. A majority of Resource Recovery's facilities are under long-term contract for either the fuel processing and/or its generation capacity.

THERMAL

     NRG Energy has interests in district heating and cooling systems and steam transmission operations. NRG Energy's thermal and chilled water businesses have a steam and chilled water capacity equivalent to approximately of 1,641 MWt, of which its net ownership interest is 1,514 MWt.

     NRG Energy owns and operates, through its holding company NRG Thermal Corporation, five district heating and cooling systems in Minneapolis, Minnesota, San Francisco, California, Pittsburgh, Pennsylvania, Harrisburg, Pennsylvania and San Diego, California. These systems provide steam heating to approximately 600 customers and chilled water to 90 customers. In addition, NRG Energy's thermal division operates five projects that serve industrial/government customers with high-pressure steam and hot water. NRG Thermal also owns and operates an 88 MW combustion turbine peaking generation facility and an 18 MW coal-fired cogeneration facility in Dover, Delaware.

POWER MARKETING

     NRG Energy's energy marketing subsidiary, NRG Power Marketing, Inc. (NRG Power Marketing), began operations in 1998 to maximize the utilization of and return from its domestic generation assets and to mitigate the risks associated with those assets. This subsidiary markets energy and energy related commodities, including electricity, natural gas, oil, coal and emission allowance credits. By using internal resources to acquire fuel and market electricity, NRG Energy believes it can secure the best pricing available in the markets in which it sells power and enhance its ability to compete. NRG Power Marketing provides a full range of energy management services for NRG Energy's generation facilities in its Northeast, South Central, North Central and Mid Atlantic regions. These services are provided under power sales and agency agreements pursuant to which NRG Power Marketing manages the sales and marketing of energy, capacity and ancillary services from these facilities and also manages the purchase and sale of fuel and emission allowance credits needed to operate these facilities.

     NRG Energy is very disciplined in its approach to power marketing risk management. NRG Power Marketing conducts its activities in accordance with risk management guidelines approved by the NRG Power Marketing Board of Directors, which has primary responsibility for oversight of NRG Power Marketing activities. Accordingly, NRG Energy has established counter-party concentration limits and portfolio VaR limits. NRG Energy's risk management guidelines require that its treasury department perform a credit review and approve all counter-parties and credit limits prior to NRG Power Marketing entering into a transaction with such counter-parties. NRG Energy attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations. However, uncovered market positions are taken within guidelines established by the board of directors of NRG Power Marketing. Contracts for the transmission and transportation of these commodities are also authorized, as necessary, in order to meet physical delivery requirements and obligations.

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

     NRG Energy strives to mitigate variability in its earnings by having approximately 50% of its capacity contracted for under contracts with lengths of greater than one year, generally seeking to enter into contracts with lengths of 1-5 years, selling half of its remaining capacity (25%) in the forward market for 30-365 days, and selling the other half of its remaining capacity (25%) in the spot market to capture opportunities in the market when prices are higher. By following this strategy, NRG Energy seeks to achieve positive, stable returns while retaining the flexibility to capture premium returns when available.

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

SIGNIFICANT CUSTOMERS

     During 2001, NRG Energy derived approximately 40.5% of its 2001 revenues from majority owned operations from two customers: New York Independent System Operator (26.7%) and Connecticut Light and Power Company (13.8%). During 2000, NRG Energy derived approximately 34.4% of its 2000 revenues from majority owned operations from two customers: New York Independent System Operator (22.2%) and Connecticut Light and Power Company (12.2%). During 1999, NRG Energy derived approximately 51.2% of total revenues from wholly owned operations from three customers: Niagara Mohawk Power Corporation (21%), Consolidated Edison Company of New York, Inc. (19.7%) and Eastern Utilities Associates (10.5%).

SEGMENT INFORMATION

     For financial information on NRG Energy's operations on a geographical and on a segment basis, see Item 8 -- Note 18 to the Consolidated Financial Statements.

PLANT OPERATIONS

     NRG Energy's success depends on its ability to achieve operational efficiencies and high availability at its generation facilities. In the new unregulated energy industries, minimizing operating costs without compromising safety or environmental standards while maximizing plant flexibility and maintaining high reliability is critical to maximizing profit margins. NRG Energy's operations and maintenance practices are designed to achieve these goals.

     NRG Energy's overall corporate strategy of establishing a top three presence in certain core markets is in part driven by its operational strategy. NRG Energy's approach to plant management emphasizes the operational autonomy of its individual plant managers and staff to identify and resolve operational and maintenance issues at their respective facilities. NRG Energy has also implemented a regional shared practices system in order to facilitate the exchange of information and best practices among the plants in its various regions. NRG Energy has organized its operations geographically such that inventories, maintenance, backup and other operational functions are pooled within a region. This approach enables NRG Energy to realize cost savings and enhances its ability to meet its facility availability goals.

SIGNIFICANT ASSET AND BUSINESS ACQUISITIONS

                             GRANITE POWER PARTNERS

     In January 2001, NRG Energy purchased from LS Power LLC a 5,339 MW portfolio of operating projects and projects in construction and advanced development that are located primarily in the north central and south central United States. Approximately 3,295 MW are currently in operation or under construction. Each facility employs natural gas-fired, combined-cycle technology. Through December 31, 2005, NRG Energy also has the opportunity to acquire ownership interests in an additional 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

                                   BATESVILLE

     In March 2001, NRG Energy purchased from Cogentrix the remaining 430 MW or 51.37% interest, in a 837 MW natural gas-fired combined-cycle plant in Batesville, Mississippi. NRG Energy acquired a 48.63% interest in the plant in January 2001 from LS Power.

                                    AUDRAIN

     In June 2001, NRG Energy purchased a 640 MW natural gas-fired power plant in Audrain County, Missouri from Duke Energy North America LLC.

                                 BRAZOS VALLEY

     In June 2001, NRG Energy closed on the construction financing for the Brazos Valley generating facility a 633 MW gas-fired power plant in Fort Bend County, Texas that NRG Energy will build, operate and manage. At the time of the closing, NRG Energy also became 100% owner of the project by purchasing STEAG Power LLC's 50% interest in the project. Commercial operation is expected in June 2003.

                                    CONECTIV

     In June 2001, NRG Energy purchased 1,081 MW of interests in power generation plants from a subsidiary of Conectiv. NRG Energy acquired a 100% interest in the 784 MW coal-fired Indian River Generating Station located near Millsboro, Delaware and in the 170 MW oil-fired Vienna Generating Station located in Vienna, Maryland. In addition, NRG Energy acquired 64 MW of the 1,711 MW coal-fired Conemaugh Generating Station located approximately 60 miles east of Pittsburgh, Pennsylvania and 63 MW of the 1,711 MW coal-fired Keystone Generating Station located approximately 50 miles east of Pittsburgh, Pennsylvania.

                                    POWERGEN

     In June 2001, NRG Energy purchased a 389 MW gas-fired power plant and a 116 MW thermal power plant, both of which are located on Csepel Island in Budapest, Hungary, from PowerGen. In April 2001, NRG Energy also purchased from PowerGen its interest in Saale Energie GmbH and its 33.3% interest in MIBRAG BV. By acquiring PowerGen's interest in Saale Energie, NRG Energy increased its ownership interest in the 960 MW coal-fired Schkopau power station located near Halle, Germany from 200 MW to 400 MW. By acquiring PowerGen's interest in MIBRAG, an integrated energy business in eastern Germany consisting primarily of two lignite mines and three power stations, and following MIBRAG's buy back of the shares NRG Energy acquired from PowerGen, NRG Energy increased its ownership of MIBRAG from 33.3% to 50%. The Washington Group International, Inc., MIBRAG's other shareholder, owns the remaining 50% of MIBRAG.

                                     INDECK

     In August 2001, NRG Energy acquired an approximately 2,255 MW portfolio of operating projects and projects in advanced development, including projects that NRG Energy intends to develop, that are located in Illinois and upstate New York from Indeck Energy Services, Inc. Approximately 402 MW are currently in operation.

                                    MCCLAIN

     In August 2001, NRG Energy acquired Duke Energy's 77% interest in the approximately 520 MW natural gas-fired McClain Energy Generating facility located near Oklahoma City, Oklahoma. The Oklahoma Municipal Power Authority owns the remaining 23% interest. The McClain facility became operational in June 2001.

                                    TERMORIO

     In September 2001, NRG Energy acquired a 50% interest in TermoRio SA, a 1,040 MW gas-fired cogeneration facility currently under construction in Rio de Janeiro State, Brazil from Petroleos Brazileiros SA. Commercial operation is expected to begin in March 2004. NRG Energy has the option to put its interest in the project back to Petrobras after March 2002 if by that time certain milestones have not been met, including final agreement on the terms of all project documents.

                                    MERIDEN

     In December 2001, NRG Energy acquired a 540 MW natural gas fired generation facility being developed in Meriden, Connecticut. The plant has a planned commercial operation date of August 2003.

                     COMMONWEALTH ATLANTIC AND JAMES RIVER

     In July 2001, NRG Energy signed agreements to acquire from Edison Mission Energy a 50% interest in the 375 MW Commonwealth Atlantic gas and oil-fired generating station located near Chesapeake, Virginia, and a 50% interest in the 110 MW James River coal-fired generating facility in Hopewell, Virginia. NRG Energy closed the acquisition of the Commonwealth Atlantic and James River generating facilities in January 2002.

                                 OTHER PROJECTS

     During fiscal year 2001, NRG Energy also acquired interests in projects in Taiwan, India, Peru and the State of Nevada.

SIGNIFICANT EQUITY INVESTMENTS

     The following are the more significant equity investments included in NRG Energy's Power Generation Segment.

                                     MIBRAG

     NRG Energy indirectly purchased a 33 1/3% interest in the equity of Mitteldeutsche Braunkohlengesellschaft mbH (MIBRAG) in 1994 for $10.6 million. In April 2001, NRG Energy purchased from PowerGen its 33.3% interest in MIBRAG Bv for $35.3 million which was repaid by the project company in June 2001. By acquiring PowerGen's interest in MIBRAG, and following MIBRAG's buy back of the shares, NRG Energy acquired from PowerGen, NRG Energy increased its ownership of MIBRAG from 33.3% to 50%. The Washington Group International, Inc., MIBRAG's other shareholder owns the remaining 50% of MIBRAG. MIBRAG owns coal mining, power generation and associated operations, all of which are located south of Leipzig, Germany. MIBRAG was formed by the German government following the reunification of East and West Germany to hold two open-cast brown coal (lignite) mining operations, a lease on an additional mine, three lignite-fired industrial cogeneration facilities and briquette manufacturing and coal dust plants, all located in the former East Germany. MIBRAG's cogeneration operations consist of the 115 MW Mumsdorf facility, the 86 MW Deuben facility and the 37 MW Wahlitz facility. These facilities provide power and thermal energy for MIBRAG's coal mining operations and its briquette manufacturing plants. All power not consumed by MIBRAG's internal operations is sold under an eight-year power purchase agreement with

ENVIA the regional energy provider. MIBRAG's lignite mine operations include Profen and Schleenhain with total estimated reserves of 776 million metric tons, which are expected to last for more than 40 years. A dispute has arisen as to coal transportation compensation payments to be made to MIBRAG pursuant to the acquisition agreement by Bundesanstalt fur vereinigungsbedingte Sonderaufgaben
(BvS), a German governmental entity that facilitated the privatization of MIBRAG. The size of the annual coal transportation compensation payments fluctuates based on the volume of coal transported to the Schkopau facility. The parties have reached a settlement, pending approval by the European Union. The settlement is not expected to have a material adverse impact on MIBRAG's operations.

                            GLADSTONE POWER STATION

     The Gladstone facility is a 1,680 MW coal-fired power generation facility located in Gladstone, Australia. NRG Energy acquired a 37.5% ownership interest in the Gladstone facility for $64.9 million when the facility was privatized in March 1994.

     NRG Energy is responsible for the operation and maintenance of the Gladstone facility pursuant to a 17-year operation and maintenance agreement that commenced in 1994, which includes an annual bonus based on availability targets. The Gladstone facility sells electricity to the Enertrade, a government owned entity, and to Boyne Smelters Limited. Pursuant to an interconnection and power pooling agreement, Enertrade is obligated to accept all electricity generated by the facility, subject to merit order dispatch, for an initial term of 35 years.

     Enertrade also entered into a 35-year capacity purchase agreement with each of the project's owners for such owner's percentage of the capacity of the Gladstone facility, excluding that sold directly to Boyne Smelters. Under the capacity purchase agreements, Enertrade pays the facility owners both a capacity and an energy charge. The capacity charge is designed to cover the projected fixed costs allocable to Enertrade, including debt service and an equity return, and is adjusted to reflect variations in interest rates.

     The owners of Boyne Smelters have also entered into a power purchase agreement with each of the project's owners, providing for the sale and purchase of such owner's percentage share of capacity allocated to Boyne Smelters. The term of each of these power purchase agreements is 35 years. The owners of Boyne Smelters are obligated to pay to each of the project's owners a demand charge that is intended to cover the fixed costs of supplying capacity to Boyne Smelters, including debt service and return on equity. The owners of Boyne Smelters are also obligated to pay an energy charge based on the fuel cost associated with the production of energy from the Gladstone facility.

                              ENERGY CENTER KLADNO

     The Energy Center Kladno project, located in Kladno, the Czech Republic consists of two phases. In 1994, NRG Energy acquired an interest in the existing coal-fired electricity and thermal energy facility that can supply 28 MW of electrical energy and 150 MW equivalent of steam and heated water. This facility historically supplied electrical and thermal energy to a nearby industrial complex and to a municipal heating company. The second phase was the expansion of the existing facility, which started commercial operation in January 2000, by the addition of 345 MW of new capacity, 271 MW of which is coal-fired and 74 MW of which is gas/oil-fired, facility acceptance was awarded in December 2001. The original project is owned by Energy Center Kladno, a Czech limited liability company in which NRG Energy owns a 44.5% interest. The expansion is held separately through ECK Generating, a Czech limited liability company in which NRG Energy owns a 44.5% interest.

                           COLLINSVILLE POWER STATION

     The Collinsville Power Station is a 192 MW coal-fired power generation facility located in Collinsville, Australia. In March 1996, NRG Energy acquired a 50% ownership interest in the idled Collinsville facility for $11.9 million when the Queensland State government privatized it. The Collinsville facility was recommis-sioned and commenced operations on August 11, 1998. Transfield Holdings Pty Ltd, the project's other 50% owner, and NRG Energy have entered into an 18-year power purchase agreement with Enertrade under which Enertrade will pay both a capacity and an energy charge to the project's owners. The capacity charge is designed to cover the projected fixed costs allocable to Enertrade, including debt service and an equity return. The energy charge is based on the fuel costs associated with the production of energy from the facility.

                            ENERGY DEVELOPMENTS LTD

     Energy Developments Limited, a publicly traded company listed on the Australian Stock Exchange, owns and operates approximately 357 MW of generation with 77% of that generation located in Australia. Between February 1997 and April 1998, NRG Energy acquired a total of 14,609,670 common shares and 16,800,000 convertible, non- voting preference shares of Energy Developments. NRG Energy paid a total of approximately AUD$69.1 million (US$44.5 million at the time of acquisition), or AUD$2.20 (US$1.42) per share, for the shares, which represented approximately 29.1% ownership interest in Energy Developments. Since the acquisition NRG Energy's holding has been diluted to 26.3%. NRG Energy has agreed to restrictions on its ability to purchase more shares or to dispose of any existing shares of Energy Developments. The preference shares do not become convertible into common shares unless a takeover bid is made for Energy Developments. In such event, if Energy Developments fails to comply with an obligation to appoint directors, NRG Energy is entitled to nominate under the terms of the agreement with Energy Developments. In either of those circumstances, the preference shares can be converted at the option of the owner to common shares on a share-for-share basis.

                                 LOY YANG POWER

     NRG Energy has a 25.4% interest in Loy Yang Power, which owns and operates the 2,000 MW Loy Yang A brown coal fired thermal power station and the adjacent Loy Yang coal mine located in Victoria, Australia. This interest was purchased for AUD $340 million (approximately US $264.3 million at the time of the acquisition) in 1997. The power station has four units, each with a 500 MW boiler and turbo generator, which commenced commercial operation between July 1984 and December 1988. In addition, Loy Yang manages the common infrastructure facilities that are located on the Loy Yang site, which service not only the Loy Yang A facility, but also non-NRG facilities such as the adjacent Loy Yang B 1,000 MW power station, a pulverized dried brown coal plant, and several other nearby power stations.

     The wholesale electricity market in Australia is regulated under the National Electricity Law, which provides for a legally enforceable National Electricity Code, which defines the market rules. The code also makes provision for the establishment of the National Electricity Market Management Company to manage the power system, maintain system security and administer the spot market. Under the rules of the National Electricity Market, the Loy Yang facility is required to sell all of its output of electricity through the competitive wholesale market for electricity operated and administered by the National Electricity Market. In the National Electricity Market power pool system, it is not possible for a generator such as Loy Yang to enter into traditional power purchase agreements. In order to provide a hedge against pool price volatility, generators have entered into "contracts for differences" with distribution companies, electricity retailers, industrial customers and other generators. These contracts for differences are financial hedging instruments, which have the effect of fixing the price for a specified quantity of electricity for a particular seller and purchaser over a defined period.

     Energy prices in the Victoria region of the National Electricity Market of Australia into which the Loy Yang facility sells its power have been significantly lower than NRG Energy expected when it acquired its interest in the facility. Prices improved during 2001 producing a 14% increase in revenue improvement over the prior year.

     Despite this improvement, a significant unplanned outage, beginning in late December 2001 and expected to last until April 2002, will result in a reduction in 2002 revenues and cash flows, and may cause the Loy Yang project company to fail its required coverage ratios under its loan agreements during the next 12 months, which would constitute an event of default. In the case of default, the project company's lenders would be allowed to accelerate the project company's indebtedness. The ultimate financial impact of the outage is subject to continuing investigation, and is also subject to several events including; the receipt and timing of insurance proceeds, the cost and timing of repairs to the damaged unit, the potential installation of a replacement unit while repairs are carried out to the original unit and electricity market conditions. Management is actively pursuing each of these options to mitigate the impact of the outage. However, in the event all factors are unfavorable, NRG Energy may be required to infuse equity or write-off all or a portion of its $250 million investment in this project as a result of such acceleration.

     In its current circumstances, Loy Yang Power is prohibited by its loan agreements from making equity distributions to the project owners.

     In February 2000, CMS Energy announced its intention to divest its 49.6% ownership in the Loy Yang project but has established no deadline for completion of the sale. CMS Energy indicated that it intended to sell its interest because the project was no longer of strategic value to its portfolio and had not met its financial expectations. Under certain circumstances CMS will require the approval of Loy Yang Power's lenders and other parties to enable the sale to proceed. The impact (if any) of the proposed sale on NRG Energy's existing investment in Loy Yang Power is not known at the date of this report.

                                WEST COAST POWER

     In May 1999, Dynegy and NRG Energy formed West Coast Power LLC (West Coast Power), 50% owned by affiliates of each sponsor. West Coast Power serves as the holding company for a portfolio of operating companies that own generating assets in Southern California. These assets are currently comprised of the El Segundo Generating Station, the Long Beach Generating Station, the Encina Generating Station and 17 Combustion Turbines in the San Diego area (the San Diego Combustion Turbines).

     El Segundo Generating Station: The El Segundo Generating Station is a 1,020 MW plant consisting of four units: two units at 175 MW each and two units at 335 MW each. El Segundo was purchased from the Southern California Edison Company through a competitive bid process for $88.3 million during April 1998.

     Long Beach Generating Station: The Long Beach Generating Station is a 530 MW combined cycle plant with seven 56 MW gas turbine generators and, one 80 MW steam turbine unit and one 58 MW steam turbine unit. The Long Beach plant was purchased from Southern California Edison Company during April 1998 through a competitive bid process for $29.9 million.

     Encina Generating Station: The Encina Generating Station is located in Carlsbad, California and consists of five steam-electric generating units and one combustion turbine with net generating capacity of 965 MW. The Encina Generating Station was purchased from San Diego Gas & Electric during May 1999, at a purchase price of $283.2 million.

     San Diego Combustion Turbines: The San Diego Combustion Turbine assets consist of 17 combustion turbine generator sets (the CT's) with an aggregate capacity of 253 MW, located on seven different sites in San Diego County. During May 1999, Dynegy and NRG Energy purchased the CT's from San Diego Gas & Electric through a competitive bid process. The CT's acquisition had a purchase price of $69.1 million. The CT's have the ability to provide spinning reserve, black start capability, quick start capability, voltage support and quick load capability for the ancillary services market.

     In December 2000, NRG Energy and its partner submitted permit applications in respect of a planned repowering of the jointly-owned El Segundo station. The planned repowering will add approximately 621 MW of generating capacity to the facility at a cost of approximately $368 million. Prior to the repowering, approximately 350 MW at the El Segundo Station will be decommissioned. The repowering project is expected to be permitted by the third quarter of 2003.

     For additional information regarding the California utility liquidity crisis see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- California Liquidity Crisis.

                                   KONDAPALLI

     During 2001, NRG Energy acquired a 30% interest in Lanco Kondapalli Power Private Limited and 100% of Eastern Generation Services (India) Private Limited for US $27 million. Kondapalli is a 355 MW combined cycle power plant located in Andhra Pradesh, India. Eastern Generation Services is the plant operator.

     Kondapalli earns revenue under a 15 year power purchase agreement with the state owned distributor and retailer Andhra Pradesh Transmission Corporation. The plant is natural gas fired and uses diesel/naptha as a backup fuel supply.

     NRG Energy is responsible for the operation and maintenance of the Kondapalli facility via Eastern Generation Services. The Operations and Management Agreement is a cost plus contract that provides financial incentives to ensure the plant is operated efficiently.

                             SAGUARO POWER COMPANY

     In September 2001, NRG Energy, acquired, for $66 million, a 50% interest in Saguaro Power Company, L.P. Other partners include Manga Energy Systems, Inc and Black Mountain Power Company, a wholly owned subsidiary of Boulder Power, LLC. The partnership owns a 105 MW natural gas fired cogeneration facility in Hendersen, Nevada, a suburb of Las Vegas. Nevada Power Company is obligated to purchase 90 MW per hour of electric energy under a long-term power purchase agreement. The facility is also capable of generating 50 to 160 thousand pounds per hour of export steam. Under long-term steam purchase and sales agreements, a combined total of 50 thousand pounds per hour of high-pressure steam is committed to be sold to both Pioneer Chlor Akali Company, Inc. and Ocean Spray Cranberries, Inc. Fuel gas requirements are provided to the facility under a long-term purchase agreement with Burlington.

SIGNIFICANT MAJORITY- AND WHOLLY-OWNED OPERATIONS

     The following are the more significant majority- and wholly-owned operations included in NRG Energy's Independent Power Generation segment.

                             CROCKETT COGENERATION

     Pacific Crockett Energy, Inc., an indirect, wholly owned subsidiary of NRG Energy, is the general partner of the Crockett Cogeneration Project (Crockett). Crockett, a 240 MW gas fired plant, began operations in May 1996. Pacific Generation Company, another wholly owned subsidiary of NRG Energy, owns a 56.67 percent limited partnership interest in Crockett through ENI Crockett LP (ENI Crockett). ENI Crockett is a limited partnership in which Pacific Generation Company is the general partner and El Paso Energy is a limited partner. The project sells 240 MW of capacity and energy to Pacific Gas & Electric Company under a modified Standard Offer No. 4 Purchase Power Agreement (PPA) extending to 2026. The PPA provides for a fixed capacity payment and a variable energy payment based on the market price of gas. In addition, Crockett provides up to 450,000 lbs/hr of steam to the adjacent C&H Sugar refinery under a steam sales agreement that expires in 2026. Natural gas is supplied to the project by BP Canada Energy Marketing. ESOCO operates the project under a renewable 15-year contract that provides for reimbursement of all costs within an approved budget, plus a fee and provision for a performance bonus. Other limited partners include Energy Investors Fund LP and Energy Investors Fund II, LP and a subsidiary of Tomen Power Corp. Crockett was originally financed with a $260 million construction and term loan facility provided by a commercial bank syndicate led by ABN-AMRO. On December 15, 1999, Crockett was refinanced with a $255 million term loan facility provided by a commercial bank syndicate led by ABN-AMRO, maturing in December 31, 2014.

                          NRG NORTHEAST GENERATING LLC

     NRG Energy has acquired, through subsidiaries, in five separate transactions, certain generating assets from Niagara Mohawk Power Corporation
(NIMO), Consolidated Edison Company of New York (ConEd), Montaup Electric Company (MEC), a wholly owned subsidiary of Eastern Utilities Association (EUA), and Connecticut Light & Power Company (CL&P) for a total cost of approximately $1.5 billion. NRG Energy has aggregated these assets into a regional generating company, NRG Northeast Generating LLC (NRG Northeast) (collectively, the NRG Northeast assets).

     The NRG Northeast assets represent competitive, low cost units with favorable market dynamics and locations close to major load centers in the NYPP and NEPOOL.

     Huntley and Dunkirk: In June 1999, NRG Energy completed the acquisition of the Huntley and Dunkirk generating stations from NIMO for $355 million. The two coal-fired power generation facilities are located near Buffalo, New York and have a combined capacity rating of 1,360 MW. In connection with this acquisition, NRG Energy entered into a 4-year agreement with NIMO that requires NRG Energy to provide to NIMO, pursuant to a predetermined schedule, fixed quantities of energy and capacity at a fixed price.

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

     Somerset: In April 1999, NRG Energy completed the acquisition of the Somerset power station for approximately $55 million from MEC. The Somerset station includes two coal fired base-load generating facilities supplying a total of 181 MW and two aeroderivative combustion turbine peaking units supplying a total of 48 MW, including 69 MW on deactivated reserve. It is located on the west bank of the Taunton River in Somerset, Massachusetts and is interconnected with the NEPOOL market.

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

     Middletown station, an 856 MW gas- and oil-fired plant, is located in Middletown, Connecticut. The 498 MW Montville Station in Uncasville, Connecticut is composed of one gas- or oil-fired unit, one oil-fired unit and two diesel generators. Norwalk Station, with 353 MW of capacity from two oil-fired units and one gas turbine, is located on Manresa Island at the mouth of Norwalk Harbor. Devon Station, consisting of 401 MW of generation capacity derived from two gas- or oil-fired units and five gas turbines, is located at Milford, Connecticut.

                        NRG SOUTH CENTRAL GENERATING LLC

     In March 2000, the South Central facilities were acquired in a competitive bidding process following a Chapter 11 bankruptcy filing by their former owner, Cajun Electric. NRG Energy paid approximately $1,055.9 million for these facilities. NRG South Central Generating LLC, an indirect wholly-owned subsidiary of NRG Energy, Inc, through its wholly-owned subsidiaries, Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holdings LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC (Big Cajun 1 Peakers), NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC and NRG Bayou Cove LLC owns approximately 2,679 MW of net electric generating capacity as of December 31, 2001 (including projects under construction).

     Through its subsidiaries, Louisiana Generating and Big Cajun 1 Peakers, NRG South Central owns the Big Cajun I and Big Cajun II generating facilities in New Roads, Louisiana (the Cajun facilities). The Cajun facilities consist of 100% ownership of four gas-fired intermediate/peaking power generation units which NRG Energy collectively refers to as Big Cajun I. Two of these units were completed and commenced commercial operation in May and June 2001. The Cajun facilities also include 100% interest of two coal-fired, base-load power generation units, and a 58% interest in a third coal-fired, base load unit, which NRG Energy refers to collectively as Big Cajun II. The Cajun facilities were acquired through a competitive bidding process following a Chapter 11 bankruptcy filing by Cajun Electric Power Cooperative, Inc., a non-profit Louisiana electric membership cooperative corporation. Cajun Electric sold wholesale energy and capacity generated by the Cajun facilities to its cooperative members for more than 20 years under long-term, all-requirements power supply agreements. NRG Energy sells most of the energy and capacity of the Cajun facilities to 11 of Cajun Electric's former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with NRG Energy, and four have entered into two to four year power purchase agreements. In addition, NRG Energy sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric.

     In March 2000, NRG South Central formed NRG New Roads Holdings LLC (New Roads) to hold certain assets that were acquired in conjunction with the purchase of the Cajun facilities but which are not necessary for the operation of the Cajun facilities. NRG Sterlington Power LLC (Sterlington), which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning and operating an approximately 202 MW simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating has a right of first refusal on any sale of capacity or energy by Sterlington. In December 2000, NRG Sabine River Works LP and NRG Sabine River Works GP acquired, respectively, a 49% limited partnership interest and a 1% general partnership interest in SRW Cogeneration Limited Partnership, that owns and operates an approximately 420 MW natural gas-fired cogeneration plant at the DuPont Company's Sabine River Works petrochemical facility near Orange, Texas. Subsidiaries of Conoco, Inc. own the other 50% interest in SRW Cogeneration Limited Partnership. Commercial operation of the plant commenced in November 2001.

                                  KILLINGHOLME

     In March 2000, NRG Energy acquired the 680 MW gas-fired Killingholme combined cycle, baseload facility in North Lincolnshire, England from National Power plc. The purchase price was L390 million (approximately U.S. $615.0 million at the time of acquisition), subject to post closing adjustments. NRG Energy financed the acquisition with a 19-year non-recourse credit facility that provides for L235 million (approximately U.S. $374 million at the time of acquisition) for the costs of the acquisition and L90 million (approximately U.S. $143 million at the time of acquisition) for letters of credit and working capital needs. NRG Energy sells power from the facility into the wholesale electricity market of England and Wales. The facility has a ten and one half year contract to purchase up to 70% of its natural gas requirements from a subsidiary of Centrica plc. From January 1, 2000 through the date of the acquisition, NRG Energy entered into a tolling agreement with National Power pursuant to which NRG Energy received revenues based on the prevailing market prices for electricity in exchange for payments to National Power based on the incremental operating costs of the facility.

     Prices for power in the wholesale electricity market of England and Wales have decreased since the acquisition date due to new trading rules that are expected to come into effect and increase competition in this market. NRG Energy has entered into short-term agreements to sell a portion of the output of the Killingholme facility, and, in the future, NRG Energy intends to enter into similar short-term and long-term agreements that will provide a degree of stability to its revenues from the facility.

                                 FLINDERS POWER

     In September 2000, NRG Energy completed the acquisition of Flinders Power, South Australia's final generation company to be privatized. NRG Energy paid approximately AUD $314.4 million (approximately

U.S. $180 million at the date of acquisition) for a 100-year lease of certain Flinders Power assets, including two power stations totaling 760 MW. In addition, NRG Energy received a 20-year lease, renewable for additional 10-year terms, for the Leigh Creek coal mine and a dedicated rail line. The 100-year lease agreement also includes managing the long-term fuel supply and power purchase agreement of the 180 MW Osborne Cogeneration Station. Since that original acquisition, NRG Energy has also announced that it will undertake a refurbishment of its 240 MW Playford Power Station, being one of the two coal-fired plants that form the central part of the Flinders business.

                             GRANITE POWER PARTNERS

     NRG Energy has acquired, in two separate transactions a 5,339 MW portfolio of operating projects and projects in construction and advanced development from LS Power, LLC and Cogentrix for a total cost of approximately $830 million. Through 2005, NRG has the opportunity to acquire ownership interests in an additional 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

     Batesville: NRG Energy, through subsidiaries acquired approximately 100% ownership of a natural gas-fired combined-cycle electric generating facility with a design capacity of approximately 837 megawatts located in Batesville, Mississippi. All of the electric power generation is sold under long-term tolling agreements with Virginia Electric and Power and Aquila. Additionally, a 292 MW expansion scheduled for operation in 2005 is currently in development.

     Mustang: NRG Energy acquired a 25% ownership interest in an approximately 122 MW electric generating facility located in Texas. The facility sells its energy under a long-term power purchase agreement.

     Kendall: Scheduled to be commercially operable in the second quarter 2002, the Kendall facility located just south of Chicago, Illinois will generate approximately 1,168 MW of electric power utilizing combined cycle gas turbines. Tolling agreements with Dynegy and Minnesota Power are in place for 870 MW with the remaining generation available for merchant markets. Additionally, a 584 MW expansion scheduled for operation in 2006 is currently in development.

     Pike: Construction began in February 2002 for a 1,168 MW natural gas fired facility located near McComb, Mississippi. This facility will use combined cycle gas turbines and is scheduled to be commercially operable in 2003.

     Nelson: Scheduled to be commercially operable in 2003, the Nelson facility to be located just west of Chicago, Illinois will generate approximately 1,168 MW of electric power utilizing combined cycle gas turbines.

                             SCHKOPAU POWER STATION

     In 1993, NRG Energy acquired for $18.2 million an indirect 50% interest in a German limited liability company, Saale Energie GmbH, which then acquired a 41.9% participation interest in a 960 MW coal-fired power plant that was under construction in the East German city of Schkopau. The first 425 MW unit of the Schkopau plant began operation in January 1996, the 110 MW turbine in February 1996, and the second 425 MW unit in July 1996. The coal is provided under a long-term contract by MIBRAG's Profen lignite mine.

     Saale Energie sells its allocated 400 MW portion of the plant's capacity under a 25-year contract with VEAG, a major German utility that controls the high-voltage transmission of electricity in the former East Germany. VEAG pays a price that is made up of three components, the first of which is designed to recover installation and capital costs, the second to recover operating and other variable costs, and the third to cover fuel supply and transportation costs. In April 2001, NRG Energy acquired the remaining 50% of Saale Energie GmbH for $37.3 million which effectively increased NRG Energy's participation interest in Schkopau to 41.9% totaling 400 MW.

                                     COBEE

     In December 1996, NRG Energy acquired for $81.8 million a 49.1% interest in COBEE, the second largest generator of electricity in Bolivia. In June 2001, NRG Energy increased its interest in COBEE as part of a large portfolio acquisition of assets. COBEE has entered into contracts, which expire in 2008, with two Bolivian distribution companies pursuant to which COBEE supplies electricity. All payments under these contracts are made in United States dollars.

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

                                     CSEPEL

     The Csepel facility is a 389 MW gas-fired power plant and a 116 MW thermal power plant, both of which are located on Csepel Island in Budapest, Hungary. In June 2001, NRG Energy acquired a 100% interest in the Csepel project for $111.4 million. The Csepel facility was the first new independent power station in Hungary. Csepel commenced operations in November 2000.

     The Csepel facility has a signed 20-year purchase power agreement with MVM, the Hungarian state owned utility. At commercial operation the purchase power agreement was replaced with an annual administrative price set by the Hungarian Energy office and approved by the Economic Ministry. Since commercial operation, the administrative price followed in line with the purchase power agreement pricing. In addition, the fuel is supplied to Csepel through a 20-year "back to back" gas supply agreement.

                                  MIDATLANTIC

     In June 2001 NRG Energy acquired 1,081 MW of baseload electric generating plants from Delmarva Power and Light, a subsidiary of Wilmington, Delaware-based Conectiv. As part of the agreement, NRG entered into both short- and long-term purchase power contracts with Delmarva Power to provide energy and capacity for the Delmarva Peninsula. Under the long-term agreement, Conectiv is obligated to purchase 500 MW through 2005 at contracted prices.

     The 784 MW coal-fired Indian River Generating Station is located on the Delmarva Peninsula near Millsboro, Delaware. The Vienna Generating Station is a 170 MW oil-fired generating station located along the Nanticoke River in the town of Vienna, Maryland. Of the 1,711 MW coal-fired Conemaugh Generating Station, NRG acquired 64 MW. The plant is located on the Conemaugh River, approximately 60 miles east of Pittsburgh, Pennsylvania. NRG Energy also acquired 63 MW of the 1,711 MW coal-fired Keystone Generating Station, located approximately 50 miles east of Pittsburgh, Pennsylvania.

                                     INDECK

     In August 2001, NRG Energy acquired a 2,255 MW project portfolio from Indeck Energy Services, Inc. The portfolio primarily serves the Chicago, Illinois energy market.

     NRG Energy acquired full ownership in five projects in operation, construction and advanced development. The portfolio includes combined-cycle and peaking power plants that employ natural gas-fueled combustion technology. Operational facilities include the Rockford I and Ilion Energy Centers. Projects under construction and development include the Rockford II Energy Center, Bourbonnais I and II Energy Centers.

     Rockford I is a 342 MW simple cycle power generation plant designed to produce peaking electricity located in Rockford, Illinois. Power is contracted to ComEd under a long-term power sales agreement. Under the agreement, ComEd delivers natural gas and the facility generates electricity to ComEd that amounts to a tolling arrangement. Ilion, located in central upstate New York, is a 60 MW combined cycle cogeneration plan. Ilion operates as a merchant power plant while selling its steam to Remington Arms Company. The Rockford II project is scheduled for commercial operation in 2002 while the Bourbonnais projects are planned for 2004 and 2005.

                     HSIN YU ENERGY DEVELOPMENT CO. LIMITED

     During 2001, NRG Energy acquired approximately 60% ownership in Hsin Yu Energy Development Co. LTD for NT $1.6 billion (approximately $46.7 million at the date of acquisition). Hsin Yu is a Taiwan company that owns a 170 MW cogeneration facility located near Taipei. Hsin Yu is developing a 245 MW expansion of the facility and has rights to develop a 490 MW Greenfield project near Tainan. Hsin Yu sells power to industrial customer under short-term power purchase agreements and sells residual power to Tai Power. Hsin Yu secures gas supply through a 12-year contract with China Petroleum Corp. the state owned gas supplier.

SIGNIFICANT PENDING ACQUISITIONS AND PROJECTS UNDER DEVELOPMENT

     Due to the many complexities inherent in the acquisition, development and financing of projects, there can be no assurance that any of NRG Energy's pending acquisitions and projects under development, including those described below, will be consummated.

                                  FIRSTENERGY

     In November 2001, NRG Energy signed purchase agreements to acquire or lease four coal-fired generating facilities totaling approximately 2,535 MW and two ash disposal sites from subsidiaries of FirstEnergy Corporation. The four generating facilities are located in Ohio, along the shore of Lake Erie, and the approximately 376 MW Ashtabula facility in Ashtabula, Ohio, the approximately 249 MW Lake Shore facility in downtown Cleveland, the approximately 1,262 MW Eastlake facility near Cleveland and the approximately 648 MW Bay Shore facility near Toledo. NRG Energy is also acquiring all of the equity interests in Bay Shore Power Company, which is a subsidiary of FirstEnergy and the owner of a 136 MW petroleum coke-fired steam generating project on the Bay Shore facility site. The acquisition is expected to close in the second quarter of 2002. In connection with the acquisition of these facilities, NRG Energy also entered into a Transition Power Purchase Agreement with FirstEnergy, pursuant to which NRG Energy will supply to FirstEnergy approximately 95% of the output from the facilities through 2005.

                                CONECTIV ASSETS

     In June and October 2001, NRG Energy extended purchase agreements that NRG Energy entered into with a subsidiary of Conectiv in January 2000 to acquire 794 MW of coal and oil-fired electric generating capacity and other assets in New Jersey and Pennsylvania, including an additional 66 MW of Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. By their terms these purchase agreements became terminable by either party after February 28, 2002, and on April 1, 2002 NRG Energy exercised its right to terminate the agreements.

REGULATION

     NRG Energy is subject to a broad range of federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its United States and international projects. These laws and regulations generally require that permits and approvals be obtained before siting a power plant, during the plants construction, and after it becomes fully operational. Throughout each phase of the project's implementation, all operations must be conducted in compliance with the terms specified in such permits and approvals.

     NRG Energy strives to comply with the terms of all applicable laws, regulations, permits and licenses and believes that all of its ongoing operations are in material compliance with all such requirements. Even so, due to the promulgation of increasingly stringent regulatory requirements and/or local opposition to its projects, NRG Energy cannot presently assure its ability to obtain all future permits and approvals nor guarantee 100% regulatory compliance. In order to approach such levels of regulatory certainty, prohibitive expenditures could force projects to be abandoned, create the risk of expensive delays or materially impair project values.

     In particular, the competitive power markets in the United States, United Kingdom, Australia and other countries are dependent on the existing regulatory structure, and while NRG Energy strives to take advantage of the opportunities created by regulatory changes, it is impossible to predict the impact of regulatory changes on its operations. The level of environmental awareness and enforcement is growing in most countries, including most of the countries in which NRG Energy intends to develop and operate new projects. Accompanying such awareness is the requirement to achieve stringent emission limitations. NRG Energy believes that the nature and level of environmental regulation to which it is subject will become more stringent. Therefore, NRG Energy's policy is to integrate the consideration of potential environmental impacts into every decision it makes, and by doing so strive to improve its competitive advantage by meeting or exceeding environmental requirements pertaining to the management and operation of its assets.

COMPETITION

     The independent power industry is characterized by numerous strong and capable competitors, some of which may have more extensive operating experience, more extensive experience in the acquisition and development of power generation facilities, larger staffs or greater financial resources than NRG Energy does. In recent years, the independent power industry has been characterized by increased competition for asset purchases and development opportunities. In recent months there have been announcements from several of NRG Energy's competitors that they will be scaling back their growth plans and delaying construction expenditures.

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

     In addition, the independent system operators who oversee most of the wholesale power markets have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. For example, the independent system operator for the New York power Pool and the California independent system operator have recently imposed price limitations. These types of price limitations and other mechanisms in New York, California, the New England Power Pool and elsewhere may adversely impact the profitability of NRG Energy's generation facilities that sell energy into the wholesale power markets. Finally, the regulatory and legislative changes that have recently been enacted in a number of states in an effort to promote competition are novel and untested in many respects. These new approaches to the sale of electric power have very short operating histories, and it is not yet clear how they will operate in times of market stress or pressure, given the extreme volatility and lack of meaningful long-term price history in many of these markets and the imposition of price limitations by independent system operators.

EMPLOYEES

     At December 31, 2001, NRG Energy had 3,888 employees, approximately 496 of whom are employed directly by NRG Energy and approximately 3,392 of whom are employed by its wholly owned subsidiaries and affiliates. Approximately 1,825 employees are covered by bargaining agreements. NRG Energy has experienced no significant labor stoppages or labor disputes at its facilities.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     The information presented in this annual report includes forward-looking statements in addition to historical information. These Statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

     - General economic conditions including inflation rates and monetary or currency exchange rate fluctuations; the risk of a significant slowdown in growth in the U.S. economy or risk of delay in growth recovery in the U.S. as a consequence of the September 11, 2001 terrorist attacks and other factors;

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

     - Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or credit ratings;

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

     - The completion of the Xcel Energy exchange offer transaction and the business plan Xcel Energy puts in place following such completion;

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

     - Other business or investment considerations that may be disclosed from time to time in NRG Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy's Registration Statement No. 333-62958, as amended, and all supplements therein.

     NRG Energy undertakes no obligation or publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this annual report should not be construed as exhaustive.

ITEM 2 -- PROPERTIES

     Listed below are descriptions of NRG Energy's interests in facilities, operations and/or projects under construction as of December 31, 2001.

            INDEPENDENT POWER PRODUCTION AND COGENERATION FACILITIES

                                                                         NET        NRG'S
                                                                        OWNED     PERCENTAGE
                                                                       CAPACITY   OWNERSHIP
NAME AND LOCATION OF FACILITY              PURCHASER/POWER MARKET        (MW)      INTEREST     FUEL TYPE
-----------------------------              ----------------------      --------   ----------    ---------
NORTHEAST REGION:
Oswego, New York.......................  Niagara Mohawk/NYISO           1,700         100%     Oil/Gas
Huntley, New York......................  Niagara Mohawk/NYISO             760         100%     Coal
Dunkirk, New York......................  Niagara Mohawk/NYISO             600         100%     Coal
Arthur Kill, New York..................  NYISO                            842         100%     Gas/Oil
Astoria Gas Turbines, New York.........  NYISO                            614         100%     Gas/Oil
Ilion, New York........................  NYISO                             60         100%     Gas/Oil
Somerset, Massachusetts................  Eastern Utilities                229         100%     Coal/Oil/Jet
                                         Associates
Middletown, Connecticut................  Connecticut Light & Power        856         100%     Oil/Gas/Jet
Meriden Power, Connecticut.............  ISO-NE                           540         100%     Gas/Oil
Montville, Connecticut.................  Connecticut Light & Power        498         100%     Oil/Gas
Devon, Connecticut.....................  Connecticut Light & Power        401         100%     Gas/Oil/Jet
Norwalk Harbor, Connecticut............  Connecticut Light & Power        353         100%     Oil
Connecticut Jet Power, Connecticut.....  Connecticut Light & Power        127         100%     Jet
Other -- 7 projects....................  Various                           96      Various     Various
SOUTH CENTRAL REGION:
Big Cajun II, Louisiana................  Cooperatives/SERC-Entergy      1,489       86.04%     Coal
Big Cajun I, Louisiana.................  Cooperatives/SERC-Entergy        458         100%     Gas
Bayou Cove, Louisiana..................  SERC-Entergy                     320         100%     Gas
Sterlington, Louisiana.................  Louisiana Generating             202         100%     Gas
Batesville, Mississippi................  SERC-TVA                         837         100%     Gas
McClain, Oklahoma......................  SPP-Southern                     400          77%     Gas
Brazos Valley, Texas...................  ERCOT                            633         100%     Gas
Sabine River Works, Texas..............  Dupont/SERC-Entergy              210          50%     Gas
Mustang, Texas.........................  Golden Spread Electric Coop      122          25%     Gas
Other -- 3 projects....................  Various                           45      Various     Various
WEST COAST REGION:
El Segundo Power, California...........  California DWR                   510          50%     Gas
Encina, California.....................  California DWR                   483          50%     Gas/Oil
Long Beach Generating, California......  California DWR                   265          50%     Gas
San Diego Combustion Turbines,                                                         50%
  California...........................  Cal ISO                          127                  Gas/Oil
Crockett Cogeneration, California......  PG&E                             138       57.67%     Gas
Mt. Poso Cogeneration, California......  PG&E                              20       39.50%     Coal
Saguaro Power Co., Nevada..............  Nevada Power                      53       50.00%     Gas/Oil
NORTH CENTRAL REGION:
Kendall, Illinois......................  MAIN                           1,168         100%     Gas
Nelson, Illinois.......................  MAIN                           1,168         100%     Gas
Rockford I, Illinois...................  ComEd                            342         100%     Gas
Rockford II, Illinois..................  MAIN                             171         100%     Gas
Rocky Road Power, Illinois.............  MAIN                             175          50%     Gas
Audrain, Missouri......................  MAIN/SERC-Entergy                640         100%     Gas
Other -- 2 projects....................  Various                           42      Various     Various
MID-ATLANTIC REGION:
Indian River, Delaware.................  Delmarva/PJM                     784         100%     Coal/Oil
Dover, Delaware........................  PJM                              106         100%     Gas/Coal
Vienna, Maryland.......................  Delmarva/PJM                     170         100%     Oil
Conemaugh, Pennsylvania................  PJM                               64        3.72%     Coal/Oil
Keystone, Pennsylvania.................  PJM                               63        3.70%     Coal/Oil
Paxton Creek Cogeneration,                                                            100%
  Pennsylvania.........................  Virginia Electric & Power         12                  Gas
OTHER NORTH AMERICA:
NEO Corporation, Various...............  Various                          197       71.57%     Various
Energy Investors Funds, Various........  Various                           11        0.73%     Various

                                                                         NET        NRG'S
                                                                        OWNED     PERCENTAGE
                                                                       CAPACITY   OWNERSHIP
NAME AND LOCATION OF FACILITY              PURCHASER/POWER MARKET        (MW)      INTEREST     FUEL TYPE
-----------------------------              ----------------------      --------   ----------    ---------
INTERNATIONAL PROJECTS:
Asia-Pacific:
Lanco Kondapalli Power, India..........  APTRANSCO                        107          30%     Gas/Oil
Hsinchu, Taiwan........................  Industrials                      102          60%     Gas
Australia:
Flinders, South Australia..............  South Australian Pool            760         100%     Coal
Gladstone Power Station, Queensland....  Enertrade/Boyne Smelters         630       37.50%     Coal
Loy Yang Power A, Victoria.............  Victorian Pool                   507       25.37%     Coal
Collinsville Power Station,                                                            50%
  Queensland...........................  Enertrade                         96                  Coal
Energy Developments Limited, Various...  Various                           95       25.10%     Various
Europe:
Killingholme Power A, UK...............  UK Electricity Grid              680         100%     Gas
Enfield Energy Centre, UK..............  UK Electricity Grid               99          25%     Gas/Oil
Schkopau Power Station, Germany........  VEAG/Industrials                 400       41.67%     Coal
MIBRAG mbH, Germany....................  ENVIA/MIBRAG Mines               119          50%     Coal
Csepel II, Hungary.....................  MVM                              389         100%     Gas/Oil
ECK Generating, Czech Republic.........  STE/Industrials                  166       44.50%     Coal/Gas/Oil
CEEP Fund, Poland......................  Industrials                        1        9.33%     Gas/Coal
Other Americas:
TermoRio, Brazil.......................  Petrobras                        520          50%     Gas/Oil
Itiquira Energetica, Brazil............  COPEL/Tradener                   154       98.73%     Hydro
COBEE, Bolivia.........................  Electropaz/ELF                   217       98.90%     Hydro/Gas
Bulo Bulo, Bolivia.....................  Bolivian Grid                     53          60%     Gas
Energia Pacasmayo, Peru................  Electroperu/Peruvian Grid         66         100%     Hydro/Oil
Cahua, Peru............................  Quimpac/Industrials               45         100%     Hydro
Latin Power, Various...................  Various                           52        6.75%     Various

             THERMAL ENERGY PRODUCTION AND TRANSMISSION FACILITIES
                        AND RESOURCE RECOVERY FACILITIES

                                                                               NRG'S
                                                                             PERCENTAGE         THERMAL ENERGY
                                      DATE OF                                OWNERSHIP          PURCHASER/MSW
NAME AND LOCATION OF FACILITY       ACQUISITION    NET OWNED CAPACITY(1)      INTEREST             SUPPLIER
-----------------------------       -----------    ---------------------     ----------         --------------
NRG Energy Center Minneapolis,
  Minnesota.....................       1993        Steam: 1,403 mmBtu/hr.        100%      Approximately 100 steam
                                                   (411 MWt)                               customers and 40 chilled
                                                   Chilled water: 42,450                   water customers
                                                   tons (149 MWt)
NRG Energy Center San Francisco,
  California....................       1999        Steam: 490 mmBtu/hr.          100%      Approximately 185 steam
                                                   (144 MWt)                               customers
NRG Energy Center Harrisburg,
  Pennsylvania..................       2000        Steam: 490 mmBtu/hr.          100%      Approximately 295 steam
                                                   (144 MWt)                               customers and 2 chilled
                                                   Chilled water: 1,800                    water customers
                                                   tons (6 MWt)
NRG Energy Center Pittsburgh,
  Pennsylvania..................       1999        Steam: 260 mmBtu/hr.          100%      Approximately 30 steam
                                                   (76 MWt)                                and 30 chilled water
                                                   Chilled water: 12,580                   customers
                                                   tons (44 MWt)
NRG Energy Center San Diego,
  California....................       1997        Chilled water: 8,000          100%      Approximately 20 chilled
                                                   tons (28 MWt)                           water customers
Hennepin Co. Energy Center,
  Minnesota.....................        N/A        Steam: 140 mmBtu/hr.           --       NRG Energy Center
                                                   (41 MWt)                                Minneapolis Customers

                                                                               NRG'S
                                                                             PERCENTAGE         THERMAL ENERGY
                                      DATE OF                                OWNERSHIP          PURCHASER/MSW
NAME AND LOCATION OF FACILITY       ACQUISITION    NET OWNED CAPACITY(1)      INTEREST             SUPPLIER
-----------------------------       -----------    ---------------------     ----------         --------------
NRG Energy Center Rock-Tenn,
  Minnesota.....................       1992        Steam: 430 mmBtu/hr.          100%      Rock-Tenn Company
                                                   (126 MWt)
Camas Power Boiler,
  Washington....................       1997        Steam: 200 mmBtu/hr.          100%      Georgia-Pacific Corp.
                                                   (59 MWt)
NRG Energy Center Dover,
  Delaware......................       2000        Steam: 190 mmBtu/hr.          100%      Kraft Foods Inc.
                                                   (56 MWt)
NRG Energy Center Washco,
  Minnesota.....................       1992        Steam: 160 mmBtu/hr.          100%      Andersen Corporation,
                                                   (47 MWt)                                Minnesota Correctional
                                                                                           Facility
Energy Center Kladno, Czech
  Republic (2)..................       1994        227 mmBtu/hr. (67 MWt)      44.40%      City of Kladno
Csepel I, Budapest, Hungary.....       2001        396 mmBtu/hr. (116            100%      Industrial customers
                                                   MWt)
RESOURCE RECOVERY FACILITIES
Newport, Minnesota..............       1993        MSW: 1,500 tons/day           100%      Ramsey and Washington
                                                                                           Counties
Elk River, Minnesota............       2001        MSW: 1,275 tons/day            85%      Anoka, Hennepin, and
                                                                                           Sherburne Counties;
                                                                                           Tri-County Solid Waste
                                                                                           Management Commission
Penobscot Energy Recovery,
  Maine.........................       1997        MSW: 590 tons/day              59%      Bangor Hydroelectric
                                                                                           Company

---------------
(1) Thermal production and transmission capacity is based on 1,000 Btus per pound of steam production or transmission capacity. The unit mmBtu is equal to one million Btus.

(2) Kladno also is included in the Independent Power Production and Cogeneration Facilities table on the preceding page, under the name ECK Generating.

OTHER PROPERTIES

     In addition to the above, NRG Energy leases its corporate offices at 901 Marquette, Suite 2300, Minneapolis, Minnesota 55402 and various other office spaces.

ITEM 3 -- LEGAL PROCEEDINGS

FORTISTAR CAPITAL V. NRG ENERGY

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy's alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar's allegations and asserted numerous counterclaims, and in October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar's claims were dismissed. NRG Energy intends to continue to vigorously defend the suit and believes Fortistar's claims to be without merit. A trial date of May 13, 2002 has been set in respect of the remaining claims.

NEW YORK ENVIRONMENTAL LITIGATION

     In January 2002 the New York Attorney General and the New York Department of Environmental Control (NYDEC) filed suit in the western district of New York against NRG Energy and Niagara Mohawk Power Corporation (Niagara Mohawk), the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements.

     In July 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC. Niagara Mohawk requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the
ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against Niagara Mohawk, and the parties have exchanged discovery requests.

NYDEC OPACITY NOTICE OF VIOLATION

     NRG Energy became part of an opacity consent order as a result of acquiring its Huntley, Dunkirk and Oswego plants from Niagara Mohawk. At the time of financial close on these assets, a consent order was being negotiated between Niagara Mohawk and the NYDEC; it required Niagara Mohawk to pay a stipulated penalty for each opacity event at these facilities. On January 14, 2002, the NYDEC issued NRG Energy Notices of Violations (NOV) for opacity events which had occurred since the time NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego generating stations. The NOVs allege that a total of 7,231 events had occurred where the average opacity during a six minute block of time had exceeded 20%. The NYDEC set the penalty associated with the NOVs at $900,000.

CALIFORNIA LITIGATION

     NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in San Diego, California in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks

v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the people of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy's West Coast power partnership with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

     Although the complaints contain a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Coordinating Council and otherwise. The complaints allege that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California have been consolidated and assigned to the presiding judge of the San Diego County Superior Court, and a pre-trial conference has been scheduled for March 2002. The plaintiffs in these six consolidated civil actions have filed a master amended complaint with the Superior Court of the State of California, County of San Diego. The plaintiffs reiterate the allegations contained in their complaints and allege that defendants' anti-competitive conduct damaged the general public and class members in an amount in excess of $1.0 billion.

     On March 20, 2002 the Attorney General of California filed at the Federal Energy Regulatory Commission a complaint against specific named generators and marketers (including Dynegy Power Marketing, Inc., which serves as the scheduling coordinator for certain NRG affiliates) and against "all other public utility sellers of energy and ancillary services into markets operated by the California Power Exchange and California Independent System Operator." The complaint alleges that defendants have violated FERC's grant of market-based rate authority by failing to file their rates, as required by Section 205(c) of the Federal Power Act and numerous FERC orders requiring the filing of transaction-specific information about defendants' sales and purchases at market-based rates. The plaintiff seeks injunctive relief to compel defendants' prospective compliance with Section 205 of the Federal Power Act, as well as refunds on behalf of California purchasers to the extent prior transactions are found to exceed just and reasonable price levels.

     On March 27, 2002, the Attorney General of California requested that Xcel, Inc., NRG Energy, Inc., Dynegy, Inc., Dynegy Power Marketing, Inc., and certain NRG affiliates agree to toll the statute of limitations for a threatened action under the Clayton Antitrust Act. The Attorney General has neither provided a draft complaint nor served an actual complaint, but the Company expects to see a draft complaint within the next several weeks.

SHAREHOLDER LITIGATION

     On February 15, 2002, Xcel Energy announced its intention to commence an exchange offer to acquire all of the outstanding publicly held shares of NRG Energy. Following this announcement, nine separate but similar civil actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by owners of NRG Energy common stock, against Xcel Energy, NRG Energy and NRG Energy's directors. The complaints contain a number of allegations, but the basic claim is that Xcel proposes to acquire the remaining ownership of NRG Energy for inadequate consideration and without full and complete disclosure of all material information, in breach of defendants' fiduciary duties. The complaints request the court to enjoin the proposed transaction and, in the event the exchange offer is consummated, to award damages to plaintiffs. An NRG Energy stockholder has also filed a class action complaint challenging the transaction in a Minnesota state court against Xcel Energy, NRG Energy, and seven of the nine NRG Energy directors, alleging essentially the same charges.

ANCILLARY SERVICES

     On March 11, 2002, the Attorney General of California filed a civil complaint against NRG Energy, certain NRG Energy affiliates, Xcel Energy, Dynegy, Inc. and Dynegy Power Marketing, Inc., alleging antitrust violations in the ancillary services market. The complaint alleges that defendants repeatedly sold electricity generating capacity to the California ISO for use as a reserve and subsequently, and impermissibly, sold the same capacity into the "spot" market for wholesale power, unlawfully collecting millions of dollars. Similar complaints were filed against other power generators. The plaintiff seeks an injunction against further similar acts by the defendants, and also seeks restitution, disgorgement of all proceeds, including profits, gained from these sales, and certain civil penalties.

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

     No matters were considered during the fourth quarter of 2001.

                                    PART II

ITEM 5 -- MARKET PRICE FOR THE REGISTRANT'S
          COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK DATA

     NRG Energy's common stock is traded principally on the New York Stock Exchange (the Exchange). The common stock was first traded on the Exchange on May 31, 2000, concurrent with the underwritten initial public offering of shares of NRG Energy's common stock at an initial price to the public of $15.00 per share. The following table reflects the range of high and low selling prices of NRG Energy's common stock by quarter from May 31, 2000 through December 31, 2001. This information is based on selling prices as reported by the New York Stock Exchange.

                                                              2001                2000
                                                        ----------------    ----------------
                                                         HIGH      LOW       HIGH      LOW
                                                        ------    ------    ------    ------
First Quarter.......................................    $36.40    $22.19      N.A.      N.A.
Second Quarter......................................    $35.75    $21.38    $18.15    $16.25
Third Quarter.......................................    $25.30    $13.72    $36.50    $18.15
Fourth Quarter......................................    $20.47    $12.24    $36.50    $22.50

N.A. -- Not available -- stock not publicly traded

HOLDERS

     At March 6, 2002, there were approximately 278 holders of record of common stock and 1 holder of Class A common stock.

DIVIDENDS ON COMMON STOCK

     NRG Energy has not paid and does not currently intend to distribute any earnings as dividends.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table presents selected financial data of NRG Energy. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------
                                             2001           2000          1999          1998          1997
(In thousands, except per share data.)    -----------    ----------    ----------    ----------    ----------
Total operating revenues and equity
  earnings..........................      $ 3,008,640    $2,157,986    $  500,018    $  182,130    $  118,252
Total operating costs and expenses...       2,293,818     1,584,913       390,498       125,118       100,143
Net Income..........................          265,204       182,935        57,195        41,732        21,982
Weighted Average Number of Common
  Shares Outstanding -- Basic.......          194,929       165,861       147,605       147,605       147,605
Weighted Average Number of Common
  Shares Outstanding -- Diluted.....          196,439       166,989       147,605       147,605       147,605
Earnings per Weighted Average Common
  Share -- Basic....................      $      1.36    $     1.10    $      .39    $      .28    $      .15
Earnings per Weighted Average Common
  Share -- Diluted..................             1.35          1.10           .39           .28           .15
Total Assets........................       12,894,545     5,978,992     3,431,684     1,293,426     1,168,102
Long-term debt, including current
  Maturities........................        8,343,986     3,797,318     1,971,860       626,476       620,855

---------------
* Earnings Per Share amounts for the years 1999 and earlier have been restated to reflect the issuance of Class A common stock.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

EARNINGS PER SHARE

     Earnings per share on a fully diluted basis for 2001 were $1.35, compared to $1.10 for 2000, an increase of $0.25 or approximately 22.7%. During the year 2001, earnings per share were adversely affected through additional dilution resulting from the issuance of 18.4 million shares of common stock in March 2001 and through the issuance and exercise of stock options throughout the year, as compared to 2000.

NET INCOME

     Net income for 2001 was $265.2 million, compared to $182.9 million for 2000, an increase of $82.3 million or approximately 45.0%. Net income for 2001 increased by $82.3 million due to the factors described below.

REVENUES AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     For the year ended December 31, 2001, NRG Energy had total revenues and equity earnings of $3.0 billion, compared to $2.2 billion for 2000, an increase of $850.7 million or approximately 39.4%.

REVENUES FROM MAJORITY-OWNED OPERATIONS

     NRG Energy's operating revenues from majority-owned operations were $2.8 billion compared to $2.0 billion, an increase of $780 million or approximately 38.6%. Revenues from majority-owned operations for the year ended December 31, 2001, consisted primarily of power generation revenues from domestic operations of approximately $1.8 billion, operations in Europe of $490.9 million, Asia-Pacific $239.1 million and Other Americas $34.7 million, resulting in increases of $256.5 million, $293.2 million, $144.4 million and $34.4 million compared to 2000, respectively. In addition, NRG Energy recognized revenues from majority-owned operations from its alternative energy, thermal and other operations of approximately $79.5 million, $108.3 million and $10.9 million respectively, resulting in increases of $37.9 million, $20.5 million and a decrease of $6.9 million compared to 2000, respectively.

     The increase of $256.5 million related to NRG Energy's domestic power generation operations is due primarily to additional sales at NRG Energy's Mid Atlantic region facilities which were acquired in June 2001 from Conectiv and increased sales at NRG Energy's South Central region facilities which were primarily acquired in March 2000 from Cajun Electric and expanded with the acquisition of the Batesville facility from LS Power in January 2001 and completion of the Sterlington and Big Cajun 1 peaking facilities in 2001.

     The increase of $293.2 million related to NRG Energy's Europe power generation operations is due primarily to operations at Entrade, the Csepel facility in Hungary and Saale Energia in Germany (SEG). Entrade was acquired in November 2000, Csepel was acquired in June 2001 and SEG through an increase in ownership became consolidated in March 2001.

     The increase of $144.4 million related to NRG Energy's Asia-Pacific's power generation operations is due primarily to a full year of operations at the Flinders Power facilities which was acquired in August 2000 and to a lesser degree the addition of the Hsin Yu Development Company facilities in July 2001.

     The increase of $34.4 million related to NRG Energy's Other America's power generation operations is due primarily to the consolidation in 2001 of the COBEE and Bulo Bulo facilities which were previously accounted for under the equity method.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     For the year ended December 31, 2001, NRG Energy had equity in earnings of unconsolidated affiliates of $210.0 million, compared to $139.4 million for 2000, an increase of $70.6 million or approximately 50.7%. The increase of $70.6 million is primarily comprised of favorable results from NRG Energy's domestic and international power generation equity investments. During 2001, NRG Energy's domestic power generation investment in West Coast Power contributed $41.0 million of this increase. NRG Energy's international power generation investments in MIBRAG, Loy Yang and Kladno (ECKG) also favorably contributed to equity in earnings for 2001 in comparison to 2000. MIBRAG favorably contributed $13.3 million, Loy Yang favorably contributed $11.7 million due to improved market prices in Australia, Kladno contributed $6.6 million, Enfield contributed $7.4 million and Kondapalli contributed $3.8 million. These increases were partially offset by unfavorable results at NRG Energy's other investments accounted for under the equity method and continued reductions in the equity earnings attributable to NEO Corporation. NEO Corporation derives a significant portion of its net income from Section 29 tax credits.

OPERATING COSTS AND EXPENSES

     For the year ended December 31, 2001, cost of majority-owned operations was $1.9 billion compared to $1.3 billion for 2000, an increase of $566.2 million or approximately 43.9%. For the years ended December 31, 2001 and 2000, cost of majority-owned operations represented approximately 66.3% and 63.9% of revenues from majority-owned operations, respectively. Cost of majority-owned operations consists primarily of cost of energy (primarily fuel costs), labor, operating and maintenance costs and non-income based taxes related to NRG Energy's majority-owned operations.

     Approximately 89% of the increase in operating costs and expenses for 2001 compared to 2000 of $566.2 million is primarily due to increased cost of energy incurred at NRG Energy's generating facilities.

     The majority of the growth in cost of majority owned operations was due to NRG Energy's recent international acquisitions. In the third and fourth quarters of 2000, NRG Energy completed the Flinders and Entrade acquisitions, during the second quarter of 2001, NRG Energy increased its ownership in the Schkopau, Cobee and Bulo Bulo projects as well as acquired the Csepel facility in Hungary. During the third quarter NRG Energy acquired a 60% interest in the Hsin Yu Energy Development Company. These recent acquisitions accounted for approximately $370.7 million of the increase in the cost of majority-owned operations the remaining increase is due primarily to increased operating costs at the South Central region generating facilities, the recently acquired Mid-Atlantic generating facilities and costs incurred by NRG Energy's power marketing operations.

DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 2001, depreciation and amortization was $212.5 million, compared to $122.9 million for the year ended December 31, 2000, an increase of $89.5 million or approximately 72.8%. This increase is primarily due to the addition of property, plant and equipment related to NRG Energy's recently completed acquisitions of electric generating facilities. Approximately $57.2 million of this increase is related to increased depreciable balances resulting from recently completed domestic acquisitions and the remainder is related to recently completed international acquisitions. Through primarily acquisitions NRG Energy's net property, plant and equipment balance has grown to $9.4 billion, at the end of 2001 from $4.0 billion, at the end of 2000, an increase of $5.4 billion, or approximately 133.4%.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT

     For the year ended December 31, 2001, general, administrative and development costs were $225.7 million, compared to $172.5 million, an increase of $53.2 million or approximately 30.8%. This increase is primarily due to increased business development activities, associated legal, technical and accounting expenses, employees and equipment resulting from expanded operations and pending acquisitions. This also includes a $10.3 million expense related to Enron's bankruptcy. This amount includes a pre-tax charge of $22.4 million to establish bad debt reserves, which was partially offset by a pre-tax gain of $12.1 million on a credit swap agreement entered into as part of the NRG Energy's credit risk management program.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 2001, total other expense was $416.2 million, compared to $297.4 million for the year ended December 31, 2000, an increase of $118.8 million or approximately 40.0%. The increase in total other expense of $118.8 million, from 2000, consisted primarily of an increase in interest expense that was partially offset by an increase in other income and a reduction in minority interest in earnings of consolidated subsidiaries.

     For the year ended December 31, 2001, interest expense (which includes both corporate and project level interest expense) was $443.7 million, compared to $293.9 million in 2000, an increase of $149.8 million or approximately 51.0%. This increase is due to increased corporate and project level debt issued during 2001. During 2001, NRG Energy issued substantial amounts of long-term debt at both the corporate level (recourse debt) and project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions. NRG Energy also completed its issuance of a $2 billion construction revolver during 2001 of which approximately $697.5 million is outstanding as of December 31, 2001. NRG Energy's outstanding debt balances has grown to $9.2 billion at the end of 2001 from $3.8 billion at the end of 2000. The growth in the outstanding debt balance has contributed directly to the growth in interest expense during 2001, as compared to 2000.

     For the year ended December 31, 2001, minority interest in earnings of consolidated subsidiaries was $6.6 million, compared to $11.3 million, a decrease of $4.7 million or approximately 42.1%, as compared to 2000. The decrease is primarily due to lower earnings from the Crockett Cogeneration project which resulted from bad debt reserves established in 2001.

     For the year ended December 31, 2001, other income, net, was $34.1 million, as compared to $7.9 million, for the year ended December 31, 2000, an increase of $26.2 million, or approximately 333.8%. Other income, net consists primarily of interest income on cash balances and loans to affiliates, and miscellaneous other items, including the income statement impact of certain foreign currency translation adjustments and the impact of gains and losses on the dispositions of investments. Approximately $18.0 million of the increase relates to interest on cash balances and loans to affiliates, primarily West Coast Power. The increase also includes gains on foreign currency translation adjustments and miscellaneous asset sales that were partially offset by a $3.8 million charge to write-off capitalized costs associated with the Estonia project.

INCOME TAX

     For the year ended December 31, 2001, income tax expense was $33.4 million, compared to an income tax expense of $92.7 million for the year ended December 31, 2000, a decrease of $59.3 million, or approximately 64.0%. Approximately $14.7 million of the decrease is attributed to additional IRC Section 29 energy credits that were recorded in 2001, as compared to the same period in 2000. NRG Energy reported a worldwide effective tax rate of approximately 27.5% (before tax credits) for the year ended December 31, 2001, compared to approximately 46.0% for the year ended December 31, 2000. The overall reduction in tax rates was primarily due to the implementation of state tax planning strategies and a higher percentage of NRG's overall earnings derived from foreign projects in lower tax jurisdictions.

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

     For the year ended December 31, 2000, net income was $182.9 million compared to $57.2 million for 1999, an increase of $125.7 million or 219.8%. This increase was due to the factors described below.

REVENUES AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     For the year ended December 31, 2000, NRG Energy had total revenues and equity earnings of $2.2 billion, compared to $500.0 million for the year ended December 31, 1999, an increase of $1.7 billion or approximately 331.6%. NRG Energy's operating revenues from majority-owned operations were $2.0 billion compared to $432.5 million, an increase of $1.6 billion or approximately 366.7%. The increase in revenues from majority-owned operations is primarily due to increased sales resulting from recently completed acquisitions of electric generating facilities, primarily during the later portion of 1999 and the first and third quarters of 2000. During the later portion of 1999, NRG Energy acquired certain electric generating facilities in the northeastern region of the United States. In addition, NRG Energy acquired certain electric generating facilities located in Louisiana and the United Kingdom at the end of the first quarter of 2000. During the third quarter of 2000, NRG Energy acquired Flinders Power and certain thermal operations. In addition, NRG Energy's increased ownership in Crockett Cogeneration has contributed significantly to its revenue growth during 2000, as compared to 1999.

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

OPERATING COSTS AND EXPENSES

     For the year ended December 31, 2000, cost of majority-owned operations, was $1.3 billion, compared to $269.9 million, an increase of $1.0 billion or approximately 377.8%. For the year ended December 31, 2000 and 1999, cost of majority-owned operations represented approximately 59.8% and 54.0% of total operating revenues and equity earnings, respectively.

     For the year ended December 31, 2000, the increase of $1.0 billion is primarily due to NRG Energy's recent acquisitions of electric generating facilities during the later portion of 1999 and primarily the first and third quarters of 2000. During the later portion of 1999, NRG Energy acquired certain electric generating facilities in the northeastern region of the United States. In addition, NRG Energy acquired certain electric generating facilities located in Louisiana and the United Kingdom at the end of the first quarter of 2000. During the third quarter of 2000, NRG Energy acquired Flinders Power and certain thermal operations. In addition, NRG Energy's ownership in Crockett Cogeneration has contributed significantly to the growth the cost of majority-owned operations during 2000, as compared to 1999.

DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 2000, depreciation and amortization was $122.9 million, compared to $37.0 million for the year ended December 31, 1999, an increase of $85.9 million or 232.1%. This increase is primarily due to the addition of property, plant and equipment related to NRG Energy's recently completed acquisitions of electric generating facilities during the later portion of 1999 and primarily the first and third quarters of 2000. In addition the consolidation of NRG Energy's investment in Crockett Cogeneration at the end of 1999 also contributed to the increase in depreciation and amortization during 2000. Through these acquisitions NRG Energy's net property, plant and equipment balance has grown to $4.0 billion at the end of 2000 from $2.0 billion at the end of 1999, an increase of $2.0 billion or approximately 104.6%.

GENERAL, ADMINISTRATIVE AND DEVELOPMENT

     For the year ended December 31, 2000, general, administrative and development costs were $172.5 million, compared to $83.6 million, an increase of $88.9 million or approximately 106.4%. This increase is primarily due to increased business development activities, associated legal, technical and accounting expenses, employees and equipment resulting from expanded operations and pending acquisitions. NRG Energy's asset base has grown to $6.0 billion at the end of 2000, compared to $3.4 billion at the end of 1999, an increase of $2.5 billion or approximately 74.2%. NRG Energy expects this trend to continue as it continues to be successful in expanding its operations through closure of its pending acquisitions and business development activities.

OTHER INCOME (EXPENSE)

     For the year ended December 31, 2000, total other expense was $297.4 million, compared to $78.4 million for the year ended December 31, 1999, an increase of $219.0 million or approximately 279.3%.

     The increase in total other expense of $219.0 million, as compared to 1999, consisted primarily of an increase in Interest expense and Minority interest in earnings of consolidated subsidiary. These increases were partially offset by decreases in other income, net and gain on sale of interest in projects, in comparison to 1999.

     For the year ended December 31, 2000, interest expense (which includes both corporate and project level interest expense) was $293.9 million, as compared to $93.4 million in 1999, an increase of $200.5 million or approximately 214.8%. This increase is due to increased corporate and project level debt issued during 2000 as compared to 1999. During 2000, NRG Energy issued substantial amounts of long term debt at both the corporate level (recourse debt) and project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short term bridge loans incurred to finance such acquisitions. NRG Energy's outstanding long-term debt balances have grown to $3.8 billion at the end of 2000 from $2.0 billion at the end of 1999. The growth of such outstanding debt balances has contributed directly to the growth in interest expense during 2000 as compared to 1999.

     For the year ended December 31, 2000, minority interest in earnings of consolidated subsidiaries was $11.3 million, compared to $2.5 million, an increase of $8.8 million or approximately 361.5% as compared to 1999. The increase is due to the consolidation of NRG Energy's 58% interest in Crockett Cogeneration at the end of 1999 and the recognition of the minority interest in the project.

     For the year ended December 31, 2000, NRG Energy did not recognize any gains on the sale of any project interests. During 1999 NRG Energy recognized a gain of $11.0 million related to the reduction in its ownership of Cogeneration Corporation of America (CogenAmerica). For the year ended December 31, 2000, other income, net, was $7.9 million, as compared to $6.4 million, for the year ended December 31, 1999, an increase of $1.5 million, or approximately 22.2%. Other income, net consists primarily of interest income on loans to affiliates, and miscellaneous other items, including the income statement impact of certain foreign currency translation adjustments and the impact of project write-downs and gains and losses on the dispositions of investments. The increase of $1.5 million is primarily due to an increase in interest income in 2000.

INCOME TAX

     For the year ended December 31, 2000, income tax expense was $92.7 million, compared to an income tax benefit of $26.1 million, an increase of $118.8 million or approximately 455.6%, compared to 1999. The increase in tax expense in 2000 compared to 1999 is due primarily to higher domestic taxable income. This increase was partially offset by additional IRC Section 29 energy credits. For the year ended December 31, 2000, NRG Energy's overall effective income tax rate was approximately 34%. NRG Energy's effective income tax rate before recognition of tax credits is 46%. This rate is higher than a combined federal and Minnesota statutory rate because a significant portion of NRG Energy's income is generated in New York City, an area with high state and local tax rates. In addition, NRG Energy has recorded a valuation allowance on certain state and foreign tax losses, also increasing the effective tax rate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     NRG Energy's discussion and analysis of its financial condition and results of operations are based upon NRG Energy's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles
(GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

     On an ongoing basis, NRG Energy, evaluates its estimates, utilizing historic experience, consultation with experts and other methods NRG Energy considers reasonable in particular circumstances. In any case, actual results may differ significantly from NRG Energy's estimates. Any effects on NRG Energy's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     NRG Energy's significant accounting policies are summarized in Item
8 -- Note 2 of the Consolidated Financial Statements. The following table identifies certain of the significant accounting policies listed in Item
8 -- Note 2 of the Consolidated Financial Statements. The table also identifies the judgments required and uncertainties involved in the application of each. These policies, along with the underlying assumptions and judgments made by NRG Energy's management in their application, have a significant impact on NRG Energy's consolidated financial statements. NRG Energy identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of NRG Energy's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.

ACCOUNTING POLICY                   JUDGMENTS/UNCERTAINTIES AFFECTING APPLICATION
-----------------                   ---------------------------------------------
Consolidation Policy                - Determination of control of investments with less than or equal to 50% interest
                                    - Consistent application of accounting policies of
                                    partnerships and joint ventures
Capitalization Practices            - Determination of beginning and ending of capitalization
                                      periods
Asset Valuation/Purchase            - Recoverability of investment through future operations
  Accounting                        - Regulatory and political environments and requirements
                                    - Estimated useful lives of assets
                                    - Allocation of purchase prices to identified assets
Revenue Recognition                 - Customer/counter-party dispute resolution practices
                                    - Market maturity and economic conditions
                                    - Contract interpretation
Uncollectible Receivables           - Economic conditions affecting customers, counter parties, suppliers and market prices
                                    - Regulatory environment and impact on customer financial
                                      condition
                                    - Outcome of litigation and bankruptcy proceedings
Derivative Financial Instruments    - Market conditions in the energy industry, especially the effects of price volatility on contractual commitments
                                    - Assumptions used in valuation models
                                    - Counter party credit risk
                                    - Market conditions in foreign countries
                                    - Regulatory and political environments and requirements
Environmental Issues                - Government regulations and standards
                                    - Results of ongoing research and development regarding
                                      environmental impacts
                                    - Cost of remediation
Benefit Plan Accounting             - Future rate of return on pension and other plan assets
                                    - Interest rates used in valuing benefit obligation

ACCOUNTING POLICY                   JUDGMENTS/UNCERTAINTIES AFFECTING APPLICATION
-----------------                   ---------------------------------------------
Income Tax Reserves                 - Application of tax statues and regulations to transactions
                                    - Anticipated future decisions of tax authorities
                                    - Ability of tax authority decisions/positions to withstand legal challenges and appeals
                                    - Ability to utilize tax benefits through future earnings

     Of all of the accounting policies identified in the above table, NRG Energy believes that the following policies and the application thereof to be those having the most direct impact on NRG Energy's financial position and results of operations.

CONSOLIDATION POLICY

     NRG Energy's consolidated financial statements include NRG Energy's accounts and those of its subsidiaries. The accounting policies for all of NRG Energy's operations are in accordance with accounting principles generally accepted in the United States. NRG Energy has investments in partnerships, joint ventures and projects, investments such as these in which NRG Energy does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

CAPITALIZATION PRACTICES, ASSET VALUATION AND PURCHASE ACCOUNTING

     As of December 31, 2001, NRG Energy has a carrying value of approximately $9.4 billion of net property, plant and equipment, $2.9 billion of which is under construction, representing approximately 73.1% and 22.8% of total assets, respectively. The majority of the carrying value of property, plant and equipment is the result of NRG Energy's recent asset acquisitions. These amounts represent the estimated fair values at the date of acquisition. These estimates may be adjusted based upon completion of certain procedures including third party valuations. For those assets that were or are being constructed by NRG Energy the carrying value reflects the application of NRG Energy's property, plant and equipment policies which incorporate estimates, assumptions and judgments by management relative to the capitalized costs and useful lives of NRG Energy's generating facilities. NRG Energy periodically evaluates the recoverability of the carrying value of its property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature highly subjective.

REVENUE RECOGNITION AND UNCOLLECTIBLE RECEIVABLES

     NRG Energy is primarily an electric generation company, operating a portfolio of majority-owned electric generating plants and certain plants in which its ownership is 50% or less which are accounted for under the equity method of accounting. NRG Energy also produces thermal energy for sale to customers and collects methane gas from landfill sites, which is then used for the generation of electricity. Both physical and financial transactions are entered into to optimize the financial performance of NRG Energy's generating facilities. Electric energy is recognized upon transmission to the customer. Capacity and ancillary revenue is recognized when contractually earned. Revenues from operations and maintenance services, is recognized when the services are performed. NRG Energy uses the equity method of accounting to recognize it's pro rata share of the net income or loss of its unconsolidated investments. NRG Energy continually assesses the collectibility of its receivables and in the event it believes a receivable to be uncollectible an allowance for doubtful accounts is recorded or in the event of a contractual dispute the receivable and corresponding revenue may be considered unlikely of recovery and not recorded in the financial statements until management is satisfied that it will be collected.

DERIVATIVE FINANCIAL INSTRUMENTS

     In January 2001, NRG Energy adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as hedges are either recognized in earnings as offset to the charges in the fair value of the related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. NRG Energy primarily applies SFAS No. 133 to long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to interest rate swaps and foreign currency exchange rate contracts. The application of SFAS No. 133 results in increased volatility in earnings due to the impact market prices have on the market positions and financial instruments that NRG Energy has entered into. In determining the fair value of these derivative/financial instruments NRG Energy uses estimates, various assumptions, judgement of management and when considered appropriate third party experts in determining the fair value of these derivatives.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, NRG Energy and its subsidiaries have obtained cash from operations, issuance of debt and equity securities, borrowings under credit facilities, capital contributions from Xcel Energy, reimbursement by Xcel Energy of tax benefits pursuant to a tax sharing agreement and proceeds from non-recourse project financings. NRG Energy has used these funds to finance operations, service debt obligations, fund the acquisition, development and construction of generation facilities, finance capital expenditures and meet other cash and liquidity needs.

     NRG Energy targets a financial strategy that sustains investment grade ratings and diversifies investment risk. Specifically, NRG Energy seeks to fund an average of 50% of its project investments with non-recourse project level debt, 20% with senior unsecured recourse debt, and 30% with equity and internal cash generation. The proportion of project financing varies depending on the dispatch and the quantity of revenues under contract so that base load or highly contracted plants will typically support greater than 50% non-recourse debt; whereas merchant or peaking assets will support less than 50% financing. When taken in total NRG Energy has and will continue to arrange 50% of its financing with non-recourse project level debt.

     Substantially all of NRG Energy's operations are conducted by project subsidiaries and project affiliates. NRG Energy's cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG Energy's projects and other subsidiaries. The debt agreements of NRG Energy's subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of December 31, 2001, six of NRG Energy's subsidiaries and project affiliates are restricted from making cash payments to NRG Energy. Loy Yang, Killingholme, Energy Center Kladno and Louisiana Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG Energy; Batesville is resolving equipment problems that will cause its debt service coverage ratio to fall below the minimum required for distribution, though, irrespective of the debt service coverage ratio, no distributions to NRG Energy were anticipated from Batesville in 2002; and Crockett Cogeneration is limited in its ability to make distributions to NRG Energy and the other partners.

     NRG Energy believes that the situations at Louisiana Generating, Energy Center Kladno, Batesville and Killingholme do not create an event of default and will not allow the lenders to accelerate the project financings. The forced outage of one 500 MW unit at Loy Yang combined with current market prices may lead to an event of default and the possible acceleration of the Loy Yang project debt in the fourth quarter of 2002, but if insurance claims are paid and budgeted revenues and costs are achieved, along with replacement of the damaged unit as scheduled, default will be avoided. Loy Yang then has an AUD $500 million repayment due in May 2003 that will need to be refinanced prior to maturity.

     The bankruptcy of PG&E creates the potential for a covenant default that would result in the acceleration of the debt at Crockett if not resolved with the lenders. Management has engaged in active discussions with the lenders to Crockett since PG&E filed for bankruptcy in April 2001, and Crockett is being paid each month by PG&E since the bankruptcy filing. Thus NRG Energy believes that an acceleration of the Crockett debt is unlikely. The U.S. Federal Bankruptcy Court recently approved the power purchase agreement thereby increasing the likelihood that Crockett soon will be permitted by the lenders to distribute any excess cash flows to the partners.

     In all of these cases NRG Energy's corporate-level financial obligations to project lenders is limited to no more than six-months debt service.

CASH FLOWS

                                                               2001        2000        1999
                                                               ----        ----        ----
Net cash provided by (used in) operating activities (in
  thousands)...............................................  $276,014    $361,678    ($11,380)

     Net cash provided by operating activities decreased during 2001 compared with 2000, primarily due to adverse changes to working capital and increased undistributed equity earnings from unconsolidated affiliates. These decreases to net cash were partially offset by increases in net income after non-cash adjustments for depreciation and amortization in 2001 as compared to 2000. The adverse changes to working capital are primarily due to increases in inventory balances, accrued income taxes receivables and changes in other long term assets and liabilities, partially offset by a favorable change in other current liabilities.

     Net cash provided by operating activities increased during 2000 compared with 1999, primarily due to increased earnings during the year, increased depreciation and amortization and deferred income tax and investment tax credits, non-cash reductions in earnings and improved working capital.

                                                         2001           2000           1999
                                                         ----           ----           ----
Net cash used in investing activities (in
  thousands)........................................  ($4,335,641)   ($2,204,148)   ($1,668,613)

     Net cash used in investing activities increased in 2001, compared with 2000, primarily due to additional acquisitions of electric generating facilities and increased capital expenditures and project investments. Net cash used in investing activities increased in 2000, compared with 1999, primarily due to acquisitions of electric generating facilities and increased capital expenditures and project investments.

                                                            2001          2000          1999
                                                            ----          ----          ----
Net cash provided by financing activities (in
  thousands)...........................................  $4,153,546    $1,905,870    $1,705,095

     Net cash provided by financing activities during 2001 increased, compared to 2000 due to the issuance of debt and equity securities to finance asset acquisitions. Net cash provided by financing activities during 2000 increased, compared to 1999, primarily due to the issuance of debt and equity securities to finance asset acquisitions.

PROSPECTIVE CAPITAL REQUIREMENTS

     In 2002, NRG Energy expects to complete the acquisition from FirstEnergy, for approximately $1.6 billion in cash and assumed debt, of a portfolio of assets. The FirstEnergy acquisition is expected to be financed with an $875 million lease with limited recourse to NRG Energy, the assumption of $145 million of municipal debt secured by the Bay Shore facility, and $575 million of capital raised directly by NRG Energy through internal cash flow and the sale of existing assets.

CONSTRUCTION PROGRAM REQUIREMENTS

     As of December 31, 2001, NRG Energy estimates its capital expenditure program to be approximately $7.5 billion for the period 2002 - 2006. NRG Energy expects to spend approximately $1.9 billion in 2002, $1.8 billion in 2003 and $1.6 billion in 2004. These estimated expenditures are primarily for NRG Energy's project development program. For 2002, NRG Energy's capital requirements reflect the expected construction costs for those projects currently under construction and those expected to begin construction in the near future. In January 2002, NRG Energy announced that it planned to scale back its previously announced acquisition and construction plans in order to enhance its financial position and improve liquidity in 2002. The above amounts reflect this previously announced scaled back construction schedule. In March 2002, Xcel Energy commenced an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. If successful, Xcel Energy has stated that it intends to delay or cancel $1.6 billion of planned projects, among other actions. The proposed delays or cancellations have not been factored into the above expected capital expenditures.

     NRG Energy's capital expenditure program is subject to continuing review and modification. Actual expenditures may differ significantly depending upon such factors as the success, timing of and the level of involvement in projects under consideration.

ACQUISITION AND CONSTRUCTION PROGRAM CAPITAL SOURCES

     NRG Energy has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its project's cash flows, which are typically secured by the plant's physical assets and equity interests in the project company.

     Financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the capital requirements of NRG Energy and its subsidiaries. During the year ended December 31, 2001, NRG Energy financed its acquisition program and construction activities through a combination of the following corporate level and project level financings and operating cash flows. The specifics of such financing arrangements are detailed below:

     As of December 31, 2001, NRG Energy had a $500 million recourse revolving credit facility under a commitment fee arrangement that matures in March of 2002. This facility provided short-term financing in the form of bank loans. At December 31, 2001, NRG Energy had $170 million outstanding under this facility. In March 2002, the revolving credit facility terminated and was replaced with a $1.0 billion 364-day corporate level unsecured revolving line of credit with ABN AMRO Bank, N.V. as Administrative Agent.

     NRG Energy's $1.0 billion 364-day revolving line of credit terminates on March 7, 2003. The facility is unsecured and provides for borrowings of "Base Rate Loans" and "Eurocurrency Loans". The Base Rate Loans bear interest at the greater of the Administrative Agent's prime rate or the sum of the prevailing per annum rates for overnight funds plus 0.5% per annum, plus an additional margin which varies based upon NRG Energy's utilization of the facility and its then-current senior debt credit rating. The Eurocurrency loans bear interest at an adjusted rate based on LIBOR plus an adjustment percentage which varies depending on NRG Energy's senior debt credit rating and the amount outstanding under the facility. The facility contains covenants that, among other things, restrict the incurrence of liens and require NRG Energy to maintain a net worth of at least $500 million plus 25% of NRG Energy's consolidated net income from January 1, 2002 through the determination date. In addition, NRG Energy must maintain a debt to capitalization ratio of not more than 0.68 to 1.00, and must maintain an interest coverage ratio of not less than 2.00 to 1.00, as determined at the end of each fiscal quarter. The failure to comply with any of these covenants would be an Event of Default under the terms of the credit agreement.

     In May 2001, NRG Energy's wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. The facility has been and will be used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provides for borrowings of base rate loans and Eurocurrency loans and is secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guaranties from each such subsidiary or affiliate. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be re-borrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2006. The facility is non-recourse to NRG Energy other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of December 31, 2001, the aggregate amount outstanding under this facility was $697.5 million.

     In January 2001, NRG Energy entered into a bridge credit agreement, with a final maturity date of December 31, 2001. Approximately $600 million was borrowed under this facility to partially finance NRG Energy's acquisition of the LS Power generation assets.

     During March of 2001, NRG Energy raised net proceeds of approximately $473.4 million through a second common stock offering of 18.4 million shares of common stock. In addition, approximately $278.4 million of net proceeds were raised through the issuance of 11.5 million equity units. Each equity unit initially comprises a $25 principal amount of NRG Energy's senior debentures and an obligation to acquire shares of NRG Energy's common stock no later then May 18, 2004. A portion of the combined net proceeds were used to repay a $600 million bridge credit agreement entered into in January 2001 to acquire certain generating facilities and projects from LS Power; the remaining net proceeds were used for general corporate purposes.

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

     In June 2001, NRG Energy entered into a $600 million term loan facility. The facility was unsecured and provided for borrowings of base rate loans and Eurocurrency loans. The facility had a termination date of June 21, 2002. As of December 31, 2001, the aggregate amount outstanding under this facility was $600 million. NRG Energy repaid this facility in March 2002 in conjunction with the closing of its new $1.0 billion unsecured corporate level revolving line of credit and the receipt of $300 million of cash from Xcel Energy.

     On June 22, 2001, NRG Mid Atlantic Generating LLC (Mid Atlantic), a wholly owned subsidiary of NRG Energy, borrowed approximately $420.9 million under a five year term loan agreement (Agreement) to finance, in part, the acquisition of certain generating facilities from Conectiv. The Agreement terminates in November 2005 and provides for a total credit facility of $580 million.

     In June 2001, NRG Energy through its wholly owned subsidiaries, Brazos Valley Energy LP and Brazos Valley Technology LP, entered into a $180 million non-recourse construction credit facility to fund the construction of the 600 MW Brazos Valley gas-fired combined cycle merchant generation facility located in Fort Bend County, Texas. As of December 31, 2001, there exists an outstanding balance of $159.8 million under this credit agreement.

     In connection with NRG Energy's acquisition of the Audrain facilities, NRG Energy has recognized a capital lease on its balance sheet in the amount of $239.9 million, as of December 31, 2001. The capital lease obligation is recorded at the net present value of the minimum lease obligation payable. The lease terminates in May 2023. In addition, approximately $326 million was drawn down on NRG Energy's construction revolver to refinance NRG Energy's investment in the Audrain County Municipal bonds originally issued to finance the construction of the Audrain generating facility.

     In July 2001, NRG Energy completed the sale of $500 million of unsecured senior notes. The senior notes were issued in two tranches, the first tranche of $340 million of 6.75% Senior Notes is due July 2006 and the second tranche of $160 million of 8.625% Senior Notes is due April 2031. NRG Energy received net proceeds from the sale of both series of notes of approximately $505.2 million, including interest on the senior notes due 2031, accrued from April 5, 2001. The net proceeds were used to repay all amounts outstanding under NRG Energy's revolving credit agreement and for investments, other general corporate purposes and to provide capital for planned acquisitions.

     In August 2001, NRG Energy entered into a 364-day term loan of up to $296 million. The credit facility was structured as a senior unsecured loan and was partially non-recourse to NRG Energy. The proceeds were used to finance the McClain generating facility acquisition. In November 2001 the credit facility was repaid from the proceeds of a $181.0 million term loan and $8.0 million working capital facility entered into by NRG McClain LLC, with Westdeutsche Landesbank Girozentrale, New York branch, as agent (Non-recourse to

NRG Energy). The final maturity date of the facility is November 30, 2006. As of December 31, 2001, the aggregate amount outstanding under this facility was $159.9 million.

REGISTRATION STATEMENTS

     In December 2000, NRG Energy filed a universal shelf registration statement with the SEC. Based on this registration, NRG Energy could issue up to $1.65 billion of debt securities, preferred stock, common stock, depositary shares, warrants and convertible securities. This registration statement included $150 million of securities that were carried forward from a previous shelf registration. During March 2001, NRG Energy issued 18.4 million shares of common stock and 11.5 million corporate units under this shelf registration. There are no remaining amounts available under this shelf registration as of December 31, 2001.

     In June 2001, NRG Energy filed a shelf registration with the SEC to sell up to $2 billion in debt securities, common and preferred stock, warrants and other securities. NRG Energy expects to use the net proceeds for general corporate purposes, which may include the financing and development of new facilities, working capital and debt reduction. In July 2001, NRG Energy completed the sale of $500 million of unsecured senior notes under this shelf registration, approximately $1.5 billion remains available under this facility at December 31, 2001.

PREVIOUSLY EXISTING DEBT AND DEBT ASSUMED UPON ACQUISITION

     For additional information on NRG Energy's short term and long term borrowing arrangements, see Item 8 -- Note 9 to the Consolidated Financial Statements.

PROJECTED FINANCING NEEDS

     NRG Energy expects to meet its future financing requirements through a combination of internally generated cash, corporate and project level long term and short term debt, equity securities and equity like securities. As outlined above, NRG Energy is expected to need approximately $7.5 billion during the period 2002 - 2006 in order to meet its planned construction schedule. NRG Energy plans to issue equity in the total amount of $1.1 billion during the period 2002 - 2006, and project level long term debt financing in the amount of $6.3 billion during this same period of time. If Xcel Energy successfully completes its tender offer, NRG Energy's equity capital requirements would come from cash infusions from Xcel Energy. NRG Energy believes it will be able to raise the necessary funding in the capital markets in the near term because most of the project level construction financing has already been committed either through the $2.0 billion construction revolver or project specific construction financings.

IMPACT OF A DOWNGRADE OF CREDIT RATING

     NRG Energy's unsecured credit rating is BBB- from Standard & Poors's and Baa3 from Moody's Investors Service. In December 2001, Moody's placed NRG Energy's credit rating on review for potential downgrade. NRG Energy's credit rating remains under review by Moody's for potential downgrade.

     As of December 31, 2001, NRG Energy's off-balance sheet obligations pursuant to its guarantees of performance, equity and indebtedness obligations of its subsidiaries totaled approximately $721.7 million. NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy's generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries.

     If Moody's or Standard & Poor's were to downgrade NRG Energy, many of the corporate guarantees and commitments currently in place would need to be supported with letters of credit or cash collateral within 5 to 30 days. As of December 31, 2001, the amount of collateral required, if NRG Energy were downgraded, was approximately $960 million, to satisfy certain of the above mentioned guarantees and obligations associated with the $2 billion construction/acquisition revolver. Of the $960 million in collateral that could be required, approximately $200 million relates to NRG Energy's guarantees of debt service reserve accounts required by some of its project-level financings; approximately $400 million relates to NRG Energy's power marketing activities; and $360 million would be required to support its Contingent Equity Guarantee associated with the $2 billion construction/acquisition revolver.

     Because NRG Energy limits the amount of the guarantees it issues to support NRG Power Marketing's activities, and because of the relatively small number of margin accounts in place, even very large changes in market conditions would not have a material impact on the $400 million of collateral that would be required for NRG Power Marketing in the event of a downgrade.

     In the event of a downgrade, NRG Energy would expect to meet its collateral obligations with cash on hand, available credit lines provided under its revolving line of credit potentially from, liquidity support from Xcel Energy and the issuance of debt into capital markets. Xcel Energy has stated its plan to infuse approximately $600 million of equity into NRG Energy in 2002 in connection with its exchange offer and merger. Of this amount, $300 million has already been provided in the form of a convertible subordinated note that Xcel Energy has said it will cancel if its exchange offer and merger are completed. If the offer and merger are not completed, Xcel Energy has said it will continue to evaluate the terms and timing of any additional investment in NRG Energy. In March 2002, NRG Energy successfully replaced its corporate level $500 million unsecured revolving line of credit facility with a new 364-day $1.0 billion corporate level unsecured revolving line of credit. In addition, NRG Energy will maintain its $125 million letter of credit facility and plans to secure an additional $125 million credit facility for total credit facilities of $1.25 billion to be available in 2002.

     The Contingent Equity Guarantee associated with NRG Energy's construction/acquisition revolver could increase to a maximum of $850 million by the end of 2002 as NRG Energy utilizes the capacity of the construction/acquisition revolver. Therefore, the amount of collateral required by the end of 2002 could increase to $1.45 billion.

ASSET SALES

     In January 2002, NRG Energy also announced that it has reviewed its portfolio of operating assets and has identified approximately 650 MW of less strategic facilities that it plans to put up for sale in the near term and expects to raise an additional $350-$400 million cash after paying off any project level debt.

OFF BALANCE-SHEET ITEMS

     As of December 31, 2001, NRG Energy does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk. However, as noted in Item 8 -- Note 9 to the Consolidated Financial Statements, NRG Energy issued $250 million of 8.70% ROARS due March 2020 through an unconsolidated guarantor trust. The sole assets of the trust consist of L160 million of Reset senior notes due March 2020. NRG Energy has numerous investments of generally less then 50% interests in numerous energy and energy related entities that are accounted for under the equity method of accounting as disclosed in Item
8 -- Note 6 to the Consolidated Financial Statements. NRG Energy's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $940 million as of December 31, 2001. In the normal course of business NRG Energy may be asked to loan funds to these entities on both a long and short-term basis. Such transactions are generally accounted for as accounts payables and receivables to/from affiliates and notes receivables from affiliates and if appropriate, bear market based interest rates. For additional information regarding amounts accounted for as notes receivables to affiliates see Item 8 -- Note 8 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     NRG Energy has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure programs. The following is a summarized table of contractual obligations. See additional discussion in Item 8 -- Notes 9 and 17 to the Consolidated Financial Statements.

                                   PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2001 (IN THOUSANDS)
                                   -------------------------------------------------------------
                                                                1-3         4-5         AFTER
CONTRACTUAL CASH OBLIGATIONS          TOTAL      SHORT TERM    YEARS       YEARS       5 YEARS
----------------------------       -----------   ----------   --------   ----------   ----------
Long term debt...................  $ 7,791,660   $  477,638   $274,914   $2,052,963   $4,986,145
Capital lease obligations........      552,326       22,516     45,010       45,010      439,790
Operating leases.................       87,779       10,742     19,111       16,311       41,615
Unconditional purchase
  obligations....................    1,900,000    1,900,000         --           --           --
Short term debt..................      832,156      832,156         --           --           --
                                   -----------   ----------   --------   ----------   ----------
Total contractual cash
  obligations....................  $11,163,921   $3,243,052   $339,035   $2,114,284   $5,467,550
                                   ===========   ==========   ========   ==========   ==========

                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  AS OF DECEMBER 31, 2001 (IN THOUSANDS)
                                         --------------------------------------------------------
                                           TOTAL
                                          AMOUNTS                    1-3       4-5       AFTER
OTHER COMMERCIAL COMMITMENTS             COMMITTED    SHORT TERM    YEARS     YEARS     5 YEARS
----------------------------             ----------   ----------   -------   -------   ----------
Lines of credit........................  $2,540,000    $540,000    $    --   $    --   $2,000,000
Stand by letters of credit.............     170,287     170,287         --        --           --
Guarantees.............................     721,730     149,450     37,300    19,000      515,980
Standby repurchase obligations.........          --          --         --        --           --
Other commercial commitments...........          --          --         --        --           --
                                         ----------    --------    -------   -------   ----------
Total commercial commitments...........  $3,432,017    $859,737    $37,300   $19,000   $2,515,980
                                         ==========    ========    =======   =======   ==========

INTERDEPENDENT RELATIONSHIPS

     NRG Energy does not have any significant interdependent relationships. Since it is a majority owned subsidiary of Xcel Energy there are certain related party transactions that take place in the normal course of business. For additional information regarding NRG Energy's related party transactions see
Item 8 -- Note 7 to the Consolidated Financial Statements and Item 13 -- Certain Relationships and Related Transactions.

DOMESTIC ENVIRONMENTAL MATTERS

     The construction and operation of power projects are subject to stringent environmental protection and land use regulation in the United States. These laws and regulations generally require lengthy and complex processes to obtain licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are tightened and NRG Energy's facilities are not exempted from coverage, extensive modifications to further reduce environmental impacts could be required.

     NRG Energy and its subsidiaries continue to strive to exceed compliance with all environmental regulations currently applicable to their operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon NRG Energy's operations. For more information on Environmental Matters see Item 8 -- Note 17 to the Consolidated Financial Statements.

FEDERAL INITIATIVES

     Numerous Federal and legislative initiatives are being undertaken to control pollutant emissions from fossil-fuel-fired combustion units. All of NRG Energy's power plants will be affected in some manner by changes that are expected to occur. In Congress, legislation is being proposed that would impose annual caps on U.S. power plant emissions of nitrogen oxide (NO(X)), sulfur dioxide (SO(2)), mercury, and, in some instances, carbon dioxide (CO(2)). NRG Energy is currently participating in the debates around such legislative proposals as a member of the Electric Power Supply Association. The U.S. Environmental Protection Agency (USEPA) is set to propose in December 2003 rules governing mercury emissions from power plants; these rules are set to be finalized on December 2004. In support of maintaining this schedule, a thorough review of existing power plant mercury emissions data is underway by USEPA and critical stakeholders.

     Federal rules governing ozone season NO(X) emissions across the eastern United States have been finalized and will now occur in two phases. The first phase of restrictions will occur in the Ozone Transport Commission region during the 2003 and subsequent ozone seasons; all of NRG Energy's existing, wholly owned generating units in the Northeast and Mid-Atlantic regions are included in this part of the program. The second phase of NO(X) reductions will extend to states within the ozone transport assessment region and restrict 2004 and subsequent ozone season NO(X) emissions in most states east of the Mississippi River.

     New rules governing cooling water intake structures at existing facilities are to be proposed during the first quarter of 2002 and finalized in August of 2003. These rules will specify rules governing the location, design, construction, and capacity of cooling water intake structures and reflect the best technology available for minimizing adverse environmental impact therewith.

     Other Federal initiatives that would govern regional haze and fine particulate matter are underway, but under extended compliance timeframes.

REGIONAL INITIATIVES

                               WEST COAST REGION

     The California Air Resources Board (CARB) is required under Senate Bill 28 (SB 28) to develop a schedule for retrofitting, by December 31, 2004, emission controls on existing power generation facilities. SB 28 requires that the emission control retrofit schedule be completed by CARB on or before July 1, 2002. CARB's current schedule for implementing the requirements of SB 28 show final rulemaking by spring of 2003. Because the SB 28 emission control retrofit requirements are not intended to change local or regional air quality control requirements, it is difficult to predict what, if any, additional emission controls would be required on NRG Energy's California assets.

     The El Segundo and Long Beach Generating Stations are both regulated by the South Coast Air Quality Management District's (SCAQMD) Regional Clean Air Incentives Market (RECLAIM) program. This program, which regulates NO(X) emissions in the Los Angeles area, was amended on May 11, 2001 and included major changes with respect to power generation facilities. New RECLAIM Rule 2009 requires all existing power generation facilities to meet Best Available Retrofit Control Technology (BARCT) for NO(X) emissions from all utility boilers by January 1, 2003, and for all gas turbine units by January 1, 2004. Under the new rule, existing power generation facilities were required to submit compliance plans by September 1, 2001, listing how each unit at the stations would meet BARCT by the deadlines. El Segundo's compliance plan did not plan for any additional NO(X) controls to meet BARCT since Units 3 & 4 are already equipped with SCR technology (first installed on Unit 4 in 1995 and on Unit 3 in 2001) and Units 1 & 2 are expected to be decommissioned in order to build a new 621 MW combined cycle plant. The SCAQMD denied the El Segundo Compliance Plan in late 2001, citing that the SCRs on Units 3 & 4 could be cost effectively modified to meet a lower NO(X) emission rate. El Segundo Power, LLC has appealed this denial because the SCAQMD criteria for cost effectiveness assumes the units operate at 100% capacity factor, which is not how they truly operate and is contradictory to SCAQMD rules. The appeal case is still pending. The Long Beach Generating Station's compliance plan demonstrated that SCR technology is neither technically feasible nor cost effective and called for approximately $1 million in modifications to the existing steam injection system to meet BARCT. This compliance plan is still pending a decision by SCAQMD.

                                NORTHEAST REGION

     Final rules implementing changes in air regulations in the states of Massachusetts and Connecticut were promulgated in 2000. The Connecticut rules required that existing facilities reduce their emissions of SO(2) in two steps, the first of which took place on January 1, 2002. The second milestone change is set to occur on January 1, 2003. NRG Energy is operating in full compliance with the first phase now and expects to comply with step phase changes in accordance with the established schedule. Connecticut's rules governing emissions of NO(X) were modified to restrict the average, non-ozone season NO(X) emission rate to
0.15 pound per million Btu heat input. NRG Energy will comply with the new NO(X) rules, in part, through selective firing of natural gas.

     The new Massachusetts rules set forth schedules under which six existing coal-fired power plants were required to meet stringent emission limits for NO(X), SO(2), mercury, and CO(2). Control of carbon monoxide and particulate matter emissions were reserved for future consideration. NRG Energy has submitted an Emission Control Plan (ECP) to the Massachusetts Department of Environmental Protection (MADEP) which identified natural gas reburn technology as an option for meeting the NO(X) and SO(2) limits specified in the new rule. NRG Energy is conducting ongoing discussions with MADEP with respect to finalizing its ECP. By December 1, 2002, MADEP is to complete an evaluation of the technological and economic feasibility of controlling and eliminating emissions of mercury from the combustion of solid fossil fuel in Massachusetts. Within six months of completing the feasibility evaluation, MADEP must propose emission standards for mercury, with a proposed compliance date of October 1, 2006. NRG Energy is still considering its options with respect to how it will address MADEP's CO(2) emission standards. Such options include filing a legal challenge with respect to MADEP's legal authority to regulate CO(2) emissions.

     New rules reducing allowable SO(2) and NO(X) emissions from large, fossil-fuel-fired combustion units in New York State were expected to be proposed in January 2002. No word has been released with regard to the reason the proposal of these rules has been delayed. NRG Energy has provided comments as part of New York State coalition of electricity producers on major conceptual flaws contained in pre-publication releases of the proposed rule.

                              SOUTH-CENTRAL REGION

     The Louisiana Department of Environmental Quality has promulgated State Implementation Plan revisions to bring the Baton Rouge ozone non-attainment area into compliance with National Ambient Air Quality Standards. NRG Energy participated in development of the revisions which require NO(X) emissions to be reduced at the Big Cajun II Power Station to 0.21 pounds per million Btu heat input. This revision of the Louisiana air rules would appear to constitute a change-in-law covered by agreement between Louisiana Generating LLC and the electric cooperatives allowing the costs of added controls to be passed through to the cooperatives.

                     MID-ATLANTIC AND NORTH-CENTRAL REGION

     No material impending rule changes affecting NRG Energy's existing facilities have been proposed in either of these regions.

INTERNATIONAL ENVIRONMENTAL MATTERS

     Most of the foreign countries in which NRG Energy owns or may acquire or develop independent power projects have laws or regulations relating to the ownership or operation of electric power generation facilities. These laws and regulations are typically significant for independent power producers because they are still changing and evolving.

     NRG Energy retains appropriate advisors in foreign countries and seeks to design its international development and acquisition strategy to comply with and take advantage of opportunities presented by each country's energy laws and regulations. There can be no assurance that changes in such laws or regulations could not adversely affect NRG Energy's international operations.

RECENT ACCOUNTING DEVELOPMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived assets and for Long-lived Assets to Be Disposed Of." Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted.

     NRG Energy and its subsidiaries, as required, adopted SFAS No. 142 on January 1, 2002. At December 31, 2001, NRG Energy had intangible assets of $97.1 million, including $56.6 million of goodwill. These amounts and all intangible assets and goodwill acquired in the future will be accounted for under the new accounting standard. The new accounting standard is expected to initially increase earnings by an immaterial amount due to the elimination of regular amortization expense, but occasionally cause reductions in earnings when impairment write-downs of goodwill and/or intangible assets are required. Expense recognized for amortization of goodwill in 2001 was $3.8 million. NRG Energy does not expect to recognize any asset impairments as a result of adopting SFAS No. 142 in the first quarter of 2002.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG Energy has not completed its analysis of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

CALIFORNIA LIQUIDITY CRISIS

     NRG Energy's California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

     In March 2001, the California PX filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, Pacific Gas & Electric Company (PG&E) also filed for bankruptcy under Chapter 11. PG&E's filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy's California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California Power Exchange's (PX) ability to repay its debt is dependent on the extent to which it receives payments from PG&E and SCE. On December 21, 2001, the California bankruptcy court affirmed the Mt. Poso and Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso's agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of all past due amounts totaling $49.6 million, plus interest. The first payment of $6.2 million, including accrued interest, was received on December 31, 2001.

     NRG Energy's share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $85.1 million as of December 31, 2001, compared to $101.8 million at December 31, 2000. These amounts reflect NRG Energy's share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributed to cash collections from the California ISO during the fourth quarter of 2001.

ENRON EXPOSURE

     During the fourth quarter of 2001, NRG Energy recorded a net after-tax expense of approximately $6.7 million related to Enron Corp.'s bankruptcy. This amount includes a $14.2 million after-tax charge to establish bad debt reserves, which was partially offset by a $7.5 million after-tax gain on a credit swap agreement entered into as part of NRG Energy's credit risk management program. NRG Energy has fully provided for its exposure to Enron; however, as with any receivable, NRG Energy will pursue collection of all amounts outstanding through the ordinary course of business.

     In addition, an Enron subsidiary, NEPCO, is serving as the construction contractor for two greenfield development projects, the Kendall and Nelson projects (2,336 MW combined) currently under construction in Illinois. Enron guaranteed NEPCO's obligations under the construction contracts. To date, the actual construction and engineering work on both projects has continued without disruption and NRG Energy expects the projects to achieve commercial operations on schedule. NRG Energy believes its overall construction costs for these two projects will increase by approximately $22 per kilowatt, as a result of the need to restructure the underlying construction contracts following the Enron bankruptcy.

CERTAIN TRADING ACTIVITIES

     The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at December 31, 2001 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at December 31, 2001.

TRADING ACTIVITY (Gains/(Losses), in thousands)

Fair Value of contracts outstanding at the beginning of the
  period....................................................  $(75,188)
Contracts realized or otherwise settled during the period...   (38,097)
Fair value of new contract when entered into during the
  period....................................................        --
Changes in fair values attributable to changes in valuation
  techniques................................................        --
Other changes in fair values................................   185,521
                                                              --------
Fair value of contracts outstanding at the end of the
  period....................................................  $ 72,236
                                                              ========

SOURCES OF FAIR VALUE (Gains/(Losses), in thousands)

                                                  FAIR VALUE OF CONTRACTS AT PERIOD-END
                                         -------------------------------------------------------
                                         MATURITY    MATURITY   MATURITY    MATURITY     TOTAL
                                         LESS THAN     1-3        4-5      IN EXCESS      FAIR
                                          1 YEAR      YEARS      YEARS     OF 5 YEARS    VALUE
                                         ---------   --------   --------   ----------   --------
Prices actively quoted.................  $(18,826)   $(18,553)  $  8,200   $   2,823    $(26,356)
Prices provided by other external
  sources..............................        --          --         --          --          --
Prices based on models & other
  valuation methods....................    58,890     156,326    (10,087)   (106,537)     98,592
                                         --------    --------   --------   ---------    --------
                                         $ 40,064    $137,773   $ (1,887)  $(103,714)   $ 72,236
                                         ========    ========   ========   =========    ========

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NRG Energy uses a variety of financial instruments to manage its exposure to fluctuations in foreign currency exchange rates on its international project cash flows, interest rates on its cost of borrowing and energy and energy related commodities prices.

CURRENCY EXCHANGE RISK

     NRG Energy has an investment in the Kladno project in the Czech Republic. Statement of Financial Accounting Standard (SFAS) No. 52, "Foreign Currency Translation," requires foreign currency gains and losses to flow through the income statement if settlement of an obligation is in a currency other than the local currency of the entity. A portion of the Kladno project debt is in a non-local currency (U.S. dollars and German deutsche marks). As of December 31, 2001, if the value of the Czech koruna decreases by 10% in relation to the U.S. dollar and the German deutsche mark, NRG Energy would record a $4.2 million loss (after tax) on the currency transaction adjustment. If the value of the Czech koruna increased by 10%, NRG Energy would record a $4.2 million gain (after tax) on the currency transaction adjustment. Additionally, NRG Energy has in investment in Hsin Yu in Taiwan which holds a payable denominated in U.S. Dollars. If the New Taiwan Dollar increased by 10%, NRG Energy would record a $0.8 million gain (after tax) on the currency adjustment. These currency fluctuations are inherent to the debt structure of the projects and not indicative of the long-term earnings potential of the investments.

     NRG Energy is also subject to currency risks associated with foreign denominated distributions from international investments. In the normal course of business NRG Energy receives distributions denominated in Australian Dollar, British Pound, Euro, Hungarian Forint and Czech Koruna. Upon completion of the Itiquira plant in Brazil, NRG Energy will also be subject to currency risk with the Brazilian Real. NRG Energy engages in a Board approved strategy of hedging foreign denominated cash flows through a program of matching currency inflows and outflows, and to the extent required, fixing the U.S. Dollar equivalent of net foreign denominated distributions with currency forward and swap agreements with highly credit worthy financial institutions.

     As of December 31, 2001, NRG Energy had two foreign currency exchange contracts with notional amounts of $46.3 million. If the contracts had been discontinued on December 31, 2001, NRG Energy would have owed the counter-parties approximately $2.4 million.

INTEREST RATE RISK

     In order to minimize NRG Energy's exposure to changes in interest rates, NRG Energy attempts to maintain 60-70% of its debt as fixed rate, which has proven historically to provide the lowest volatility and price, when calculated on an annual basis. When necessary, NRG Energy will employ the use of interest rate swaps with highly credit worthy counter-parties to maintain this mix of fixed and floating rates.

     As of December 31, 2001, NRG energy had various interest rate swap agreements with notional amounts totaling approximately $2.4 billion. If the swaps had been discontinued on December 31, 2001, NRG Energy would have owed the counter parties approximately $81.5 million. Based on the investment grade rating of the counter parties, NRG Energy believes that its exposure to credit risk due to nonperformance by the counter-parties to its hedging contracts is insignificant.

     NRG Energy and its subsidiaries have both long and short-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2001, a 100 basis point change in the benchmark rate on NRG Energy's variable rate debt would impact net income by approximately $16.6 million. As of December 31, 2000, NRG Energy did not have a material interest rate exposure as a result of interest rate swaps, which convert floating rate debt into fixed rate debt.

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

     NRG Energy utilizes a "Value-at-Risk" (VAR) model to estimate a maximum potential loss in the fair value of its commodity portfolio including generation assets, load obligations and bilateral physical and financial transactions. The key assumptions for the NRG Energy VaR model include (1) a lognormal distribution of price returns (2) three day holding period and (3) a 95% confidence interval. The volatility estimate is based on the implied volatility for at the money call options. This model encompasses the following generating regions: Entergy, NEPOOL, NYPP, PJM, WSCC, SPP and Main.

     The estimated maximum potential three-day loss in fair value of its commodity portfolio, calculated using the VAR model is as follows:

                                                                (IN MILLIONS)
                                                                -------------
Year end December 31, 2001..................................       $ 71.7
Average.....................................................         78.8
High........................................................        126.6
Low.........................................................         58.6
Year end December 31, 2000..................................       $116.0
Average.....................................................         80.0
High........................................................        125.0
Low.........................................................         50.0

CREDIT RISK

     NRG Energy is exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counter party of its contractual obligations. NRG Energy actively manages its counter-party credit risk. NRG Energy has an established credit policy in place to minimize overall credit risk. Important elements of this policy include ongoing financial reviews of all counter-parties, established credit limits, as well as monitoring, managing, and mitigating credit exposure.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of NRG Energy, Inc. as of December 31, 2001 and 2000, and for the years then ended together with the Report of Independent Accountants are included in this Form 10-K on the pages indicated below.

                                                                PAGE NO.
                                                                --------
Report of Independent Accountants...........................       51
Consolidated Statement of Income............................       52
Consolidated Statement of Cash Flows........................       53
Consolidated Balance Sheet..................................       54
Consolidated Statement of Stockholders' Equity..............       56
Notes to Consolidated Financial Statements..................       57
Schedule II. Valuation and Qualifying Accounts..............       93

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NRG Energy, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NRG Energy, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 21 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 21, 2002

                       NRG ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  2001           2000          1999
                                                              ------------   ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES AND EQUITY EARNINGS
  Revenues from majority-owned operations...................   $2,798,608     $2,018,622     $432,518
  Equity in earnings of unconsolidated affiliates...........      210,032        139,364       67,500
                                                               ----------     ----------     --------
       Total operating revenues and equity earnings.........    3,008,640      2,157,986      500,018
                                                               ----------     ----------     --------
OPERATING COSTS AND EXPENSES
  Cost of majority-owned operations.........................    1,855,631      1,289,471      269,900
  Depreciation and amortization.............................      212,493        122,953       37,026
  General, administrative and development...................      225,694        172,489       83,572
                                                               ----------     ----------     --------
       Total operating costs and expenses...................    2,293,818      1,584,913      390,498
                                                               ----------     ----------     --------
OPERATING INCOME............................................      714,822        573,073      109,520
                                                               ----------     ----------     --------
OTHER INCOME (EXPENSE)
  Minority interest in earnings of consolidated
     subsidiaries...........................................       (6,564)       (11,335)      (2,456)
  Gain on sale of interest in projects......................           --             --       10,994
  Other income, net.........................................       34,084          7,857        6,432
  Interest expense..........................................     (443,734)      (293,922)     (93,376)
                                                               ----------     ----------     --------
       Total other expense..................................     (416,214)      (297,400)     (78,406)
                                                               ----------     ----------     --------
INCOME BEFORE INCOME TAXES..................................      298,608        275,673       31,114
INCOME TAX EXPENSE (BENEFIT)................................       33,404         92,738      (26,081)
                                                               ----------     ----------     --------
NET INCOME..................................................   $  265,204     $  182,935     $ 57,195
                                                               ==========     ==========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC.......................................      194,929        165,861      147,605
EARNINGS PER WEIGHTED AVERAGE COMMON SHARE - BASIC..........   $     1.36     $     1.10     $   0.39
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED.....................................      196,439        166,989      147,605
EARNINGS PER WEIGHTED AVERAGE COMMON SHARES - DILUTED.......   $     1.35     $     1.10     $   0.39

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  2001           2000           1999
                                                               -----------    -----------    -----------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $   265,204    $   182,935    $    57,195
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
    Undistributed equity in earnings of unconsolidated
      affiliates............................................      (119,002)       (43,258)       (27,181)
    Depreciation and amortization...........................       212,493        122,953         37,026
    Deferred income taxes and investment tax credits........        45,556         38,458         (3,401)
    Unrealized (gains)/losses on energy contracts...........       (13,257)            --             --
    Minority interest.......................................         6,564          4,993            857
    Gain on sale of investments.............................            --             --        (10,994)
    Cash provided by (used in) changes in certain working
      capital items, net of effects from acquisitions and
      dispositions..........................................
      Accounts receivable...................................        89,523       (198,091)       (99,608)
      Accounts receivable-affiliates........................            --         10,703          9,964
      Inventory.............................................      (111,131)       (12,316)       (17,287)
      Prepayments and other current assets..................       (36,530)          (608)       (13,433)
      Accounts payable......................................        (4,512)       143,045         40,616
      Accounts payable-affiliates...........................         4,989             --             --
      Accrued income taxes..................................       (75,132)        39,137         25,834
      Accrued property and sales taxes......................         4,054          3,743          1,740
      Accrued salaries, benefits, and related costs.........        15,785         (8,153)         1,955
      Accrued interest......................................        35,637         38,479          5,192
      Other current liabilities.............................        37,675         (5,136)        (3,533)
    Cash provided by (used by) changes in other assets and
      liabilities...........................................       (81,902)        44,794        (16,322)
                                                               -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........       276,014        361,678        (11,380)
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of liabilities assumed..................    (2,813,117)    (1,912,957)    (1,519,365)
  Consolidation of equity subsidiaries......................            --             --         20,181
  Proceeds from sale of investments.........................         4,063          8,917         43,500
  Decrease/(increase) in restricted cash....................       (99,707)         5,306        (13,067)
  Decrease/(increase) in notes receivable...................        45,091         (5,444)        58,331
  Capital expenditures......................................    (1,322,130)      (223,560)       (94,853)
  Proceeds from sale of property............................            --          9,785             --
  Investments in projects...................................      (149,841)       (86,195)      (163,340)
                                                               -----------    -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES.......................    (4,335,641)    (2,204,148)    (1,668,613)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments)/borrowings under line of credit
    agreement...............................................       202,000       (367,766)       216,000
  Proceeds from issuance of stock...........................       475,464        453,719             --
  Proceeds from issuance of corporate units (warrants)......         4,080             --             --
  Proceeds from issuance of short term debt.................       622,156             --        682,096
  Capital contributions from parent.........................            --             --        250,000
  Proceeds from issuance of long-term debt..................     3,268,017      3,034,909        575,633
  Principal payments on long-term debt......................      (418,171)    (1,214,992)       (18,634)
                                                               -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     4,153,546      1,905,870      1,705,095
                                                               -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................        (3,055)           360             --
                                                               -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................        90,864         63,760         25,102
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............        95,243         31,483          6,381
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $   186,107    $    95,243    $    31,483
                                                               ===========    ===========    ===========

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                   2001           2000
                                                                -----------    ----------
                                                                     (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $   186,107    $   95,243
  Restricted cash...........................................        161,842        12,135
  Accounts receivable-trade, less allowance for doubtful
     accounts of $33,962 and $21,199........................        346,154       360,075
  Income tax receivable.....................................         28,118            --
  Inventory.................................................        331,323       174,864
  Current portion of notes receivable.......................            737           267
  Derivative instruments valuation -- at market.............         54,934            --
  Prepayments and other current assets......................         78,142        30,074
                                                                -----------    ----------
Total current assets........................................      1,187,357       672,658
                                                                -----------    ----------
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
  In service................................................      7,005,680     4,106,653
  Under construction........................................      2,942,993       206,992
                                                                -----------    ----------
Total property, plant and equipment.........................      9,948,673     4,313,645
  Less accumulated depreciation.............................       (516,454)     (271,977)
                                                                -----------    ----------
Net property, plant and equipment...........................      9,432,219     4,041,668
                                                                -----------    ----------
OTHER ASSETS
  Equity investments in affiliates..........................      1,050,510       973,261
  Capitalized project costs.................................          2,581        10,262
  Notes receivable, less current portion....................        775,865        76,745
  Decommissioning fund investments..........................          4,336         3,863
  Intangible assets, net of accumulated amortization of
     $15,311 and $8,951.....................................         97,133       101,570
  Debt issuance costs, net of accumulated amortization of
     $17,250 and $6,443.....................................        110,708        48,773
  Derivative instruments valuation -- at market.............        179,605            --
  Other assets, net of accumulated amortization of $13,323
     and $10,628............................................         54,231        50,192
                                                                -----------    ----------
Total other assets..........................................      2,274,969     1,264,666
                                                                -----------    ----------
TOTAL ASSETS................................................    $12,894,545    $5,978,992
                                                                ===========    ==========

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                   2001           2000
                                                                -----------    ----------
                                                                     (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of project level long-term debt...........    $   500,154    $  146,469
  Revolving line of credit..................................        170,000         8,000
  Revolving line of credit, non-recourse debt...............         40,000            --
  Project-level, non-recourse debt..........................         22,156            --
  Corporate level, recourse debt............................        600,000            --
  Accounts payable-trade....................................        330,471       255,917
  Accounts payable-affiliate................................         16,867         7,191
  Accrued income taxes......................................             --        43,870
  Accrued property, sales and other taxes...................         14,585        10,531
  Accrued salaries, benefits and related costs..............         40,043        24,830
  Accrued interest..........................................         96,479        51,962
  Derivative instruments valuation -- at market.............         21,910            --
  Other current liabilities.................................         97,939        14,220
                                                                -----------    ----------
Total current liabilities...................................      1,950,604       562,990
OTHER LIABILITIES
  Project-level, long-term, non-recourse debt...............      4,871,432     2,146,953
  Corporate level long-term, recourse debt..................      2,972,400     1,503,896
  Deferred Income Taxes.....................................        445,736        55,642
  Postretirement and other benefit obligations..............         75,455        83,098
  Derivative instruments valuation -- at market.............         51,520            --
  Other long-term obligations and deferred income...........        222,468       149,640
  Minority interest.........................................         67,801        14,685
                                                                -----------    ----------
Total liabilities...........................................     10,657,416     4,516,904
                                                                -----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Class A - Common stock; $.01 par value; 250,000,000 shares authorized; 147,604,500 shares issued and
     outstanding............................................          1,476         1,476
  Common stock; $.01 par value; 550,000,000 shares
     authorized; 50,939,875 shares and 32,395,500 shares
     issued and outstanding at December 31, 2001 and 2000...            509           324
  Additional paid-in capital................................      1,713,984     1,233,833
  Retained earnings.........................................        635,349       370,145
  Accumulated other comprehensive income....................       (114,189)     (143,690)
                                                                -----------    ----------
Total Stockholders' Equity..................................      2,237,129     1,462,088
                                                                -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $12,894,545    $5,978,992
                                                                ===========    ==========

                See notes to consolidated financial statements.

                       NRG ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           CLASS A                                                  ACCUMULATED
                                            COMMON            COMMON       ADDITIONAL                  OTHER           TOTAL
                                       ----------------   --------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                       STOCK    SHARES    STOCK   SHARES    CAPITAL     EARNINGS      INCOME          EQUITY
                                       -----    ------    -----   ------   ----------   --------   -------------   -------------
                                                                            (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1998........  $1,476   147,605   $ --        --   $  530,438   $130,015     $ (82,597)     $  579,332
                                       ------   -------   ----    ------   ----------   --------     ---------      ----------
  Net Income.........................                                                     57,195                        57,195
    Foreign currency translation
      adjustments....................                                                                    7,127           7,127
                                                                                                                    ----------
    Comprehensive income for 1999....                                                                                   64,322
    Capital contribution from
      parent.........................                                         250,000                                  250,000
                                       ------   -------   ----    ------   ----------   --------     ---------      ----------
BALANCES AT DECEMBER 31, 1999........  $1,476   147,605   $ --        --   $  780,438   $187,210     $ (75,470)     $  893,654
                                       ======   =======   ====    ======   ==========   ========     =========      ==========
  Net Income.........................                                                    182,935                       182,935
    Foreign currency translation
      adjustments....................                                                                  (68,220)        (68,220)
                                                                                                                    ----------
    Comprehensive income for 2000....                                                                                  114,715
    Issuance of common stock, net of
      issuance costs of $32.2
      million........................                      324    32,396      453,395                                  453,719
                                       ------   -------   ----    ------   ----------   --------     ---------      ----------
BALANCES AT DECEMBER 31, 2000........  $1,476   147,605   $324    32,396   $1,233,833   $370,145     $(143,690)     $1,462,088
                                       ======   =======   ====    ======   ==========   ========     =========      ==========
  Net Income.........................                                                    265,204                       265,204
    Foreign currency translation
      adjustments and other..........                                                                  (41,600)        (41,600)
    Deferred unrealized gains, net on
      derivatives....................                                                                   71,101          71,101
                                                                                                                    ----------
    Comprehensive income for 2001....                                                                                  294,705
    Capital stock activity:
    -Issuance of corporate units/
      warrant........................                                           4,080                                    4,080
    -Tax benefits of stock option
      issuance.......................                                             792                                      792
    -Issuance of common stock, net of
      issuance costs of $23.5
      million........................                      185    18,543      475,279                                  475,464
                                       ------   -------   ----    ------   ----------   --------     ---------      ----------
BALANCES AT DECEMBER 31, 2001........  $1,476   147,605   $509    50,939   $1,713,984   $635,349     $(114,189)     $2,237,129
                                       ======   =======   ====    ======   ==========   ========     =========      ==========

                See notes to consolidated financial statements.

NOTE 1 -- ORGANIZATION

     NRG Energy, Inc., (NRG Energy), was incorporated as a Delaware corporation on May 29, 1992. Beginning in 1989, NRG Energy conducted business through its predecessor companies, NRG Energy, Inc. and NRG Group, Inc., Minnesota corporations, which were merged into NRG Energy subsequent to its incorporation. NRG Energy, together with its majority owned subsidiaries and affiliates, is a leading global energy company primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products.

     On June 5, 2000, NRG Energy completed its initial public offering. Prior to completing its initial public offering, NRG Energy was a wholly owned subsidiary of Northern States Power Company (NSP). During August 2000, NSP and New Century Energies, Inc. completed their merger. The surviving company operates under the new name Xcel Energy, Inc. (Xcel Energy). The shares of NRG Energy's class A common stock previously held by NSP are now owned by Xcel Energy. As of December 31, 2001, Xcel Energy owned a 74% interest in NRG Energy's outstanding common and class A common stock, representing 97% of the total voting power of NRG Energy's common stock and class A common stock.

     In February 2002, Xcel Energy announced its intention to commence an exchange offer to acquire all of NRG Energy's outstanding common stock, and stated its intention to close this transaction in April 2002 (See Note 23).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include NRG Energy's accounts and those of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Accounting policies for all of NRG Energy's operations are in accordance with accounting principles generally accepted in the United States of America. As discussed in Note 6, NRG Energy has investments in partnerships, joint ventures and projects. Investments in such businesses in which NRG Energy does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Earnings from equity in international investments are recorded net of foreign income taxes.

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

INVENTORY

     Inventory is valued at the lower of weighted average cost or market and consists principally of fuel oil, spare parts, coal, kerosene, emission allowance credits and raw materials used to generate steam.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at original cost or the present value of minimum lease payments for assets under capital leases. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Facilities and improvements.................................    10-45 years
Machinery and equipment.....................................     7-30 years
Office furnishings and equipment............................      3-5 years

     The assets and related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations. NRG Energy analyzes property, plant and equipment quarterly for potential impairment, assessing the appropriateness of lives and recoverability of net balances in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

IMPAIRMENT OF LONG LIVED ASSETS

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

CAPITALIZED INTEREST

     Interest incurred on funds borrowed to finance projects expected to require more than three months to complete is capitalized. Capitalization of interest is discontinued when the asset under construction is ready for its intended use. Capitalized interest was approximately $27,175,000, $2,667,000, and $287,000 in 2001, 2000 and 1999, respectively.

CAPITALIZED PROJECT COSTS

     Development costs and capitalized project costs include third party professional services, permits, and other costs which are incurred incidental to a particular project. Such costs are expensed as incurred until an acquisition agreement or letter of intent is signed, and the project has been approved by NRG Energy's Board of Directors. Additional costs incurred after this point are capitalized. When a project begins operation, previously capitalized project costs are reclassified to equity investments in affiliates or property plant and equipment and amortized on a straight-line basis over the lesser of the life of the project's related assets or revenue contract period.

DEBT ISSUANCE COSTS

     Debt issuance costs are capitalized and amortized over the terms of the related debt.

INTANGIBLE ASSETS

     Goodwill results when NRG Energy purchases a business at a price higher than the underlying fair value of the net assets. Effective January 1, 2002, NRG Energy implemented SFAS No. 142, "Goodwill and Other Intangible Assets." (SFAS No. 142). At December 31, 2001, NRG Energy had intangible assets of $97.1 million including $56.6 million of goodwill. These amounts and all intangible assets and goodwill acquired in the future will be accounted for under the new accounting standard. The new accounting can be expected to initially increase earnings due to the elimination of regular amortization expense, but periodically cause reductions in earnings when impairment write-downs of goodwill and/or intangible assets are required.

INCOME TAXES

     In March 2001, NRG Energy was deconsolidated from Xcel Energy for Federal income tax purposes. Prior to March 13, 2001, NRG Energy was included in the consolidated tax returns of Xcel Energy. NRG Energy calculated its income tax provision on a separate return basis under a tax sharing agreement with Xcel Energy as discussed in Note 10. Current Federal and certain state income taxes were payable to or receivable from Xcel Energy.

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

REVENUE RECOGNITION

     NRG Energy is primarily an electric generation company, operating a portfolio of majority-owned electric generating plants and certain plants in which its ownership interest is 50% or less and which are accounted for under the equity method. In connection with its electric generation business, NRG Energy also produces thermal energy for sale to customers, principally through steam and chilled water facilities. NRG Energy also collects methane gas from landfill sites, which is then used for the generation of electricity. In addition, NRG Energy sells small amounts of natural gas and oil to third parties. NRG Energy's wholly owned subsidiary, NRG Power Marketing, Inc. enters into both physical and financial transactions on behalf of the entities which own the electric generating plants in order to optimize the financial performance of the plants.

     Electrical energy revenue is recognized upon transmission to the customer. Capacity and ancillary revenue is recognized when contractually earned. Disputed revenues are not recorded on the financial statements and will not be recognized as income until disputes are resolved and collection is assured.

     NRG Energy also performs operations and maintenance services for some of the projects in which it has an interest. Revenue is recognized as service contract revenue on these contracts when the services are performed.

     NRG Energy uses the equity method of accounting to recognize as revenue its pro rata share of the net income or loss of the unconsolidated investment until such time as the company's investment is reduced to zero, at which time equity income is generally recognized only upon receipt of cash distributions from the investee.

     NRG Energy recognizes other income for interest income on loans to affiliates as the interest is earned and realizable.

FOREIGN CURRENCY TRANSLATION

     The local currencies are generally the functional currency of NRG Energy's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses and cash flows are translated at weighted-average rates of exchange for the period. The resulting currency adjustments are accumulated and reported as a separate component of stockholders' equity and are not included in the determination of the results of operations.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject NRG Energy to concentrations of credit risk consist primarily of cash, accounts receivable, and notes receivable. Cash accounts are generally held in Federally insured banks. Accounts receivable, notes receivable and derivative instruments are concentrated within entities engaged in the energy industry. These industry concentrations may impact NRG Energy's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, NRG

Energy believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base. See Note 17.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, receivables, accounts payables, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximate fair value as the effective rates for these instruments are comparable to market rates at year end, including current portions. The carrying amount of long term debt was approximately $8.3 billion and $3.8 billion at December 31, 2001 and 2000, respectively. The estimated fair value of long-term debt is based on borrowing rates currently available with similar terms and average maturities.

STOCK BASED COMPENSATION

     In 1995, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation." NRG Energy has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, NRG Energy records expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options with a vesting period, the expense is recognized over the vesting period. NRG Energy has recognized approximately $1.9 million and $7.3 million of stock based compensation expense for the periods ended December 31, 2001 and 2000, respectively.

NET INCOME PER SHARE

     Basic net income per share is calculated based on the weighted average of common shares outstanding during the period. Net income per share, assuming dilution is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. NRG Energy's only common equivalent shares are those that result from dilutive common stock options and NRG Energy's Corporate Units (see Note 15).

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     In recording transactions and balances resulting from business operations, NRG Energy uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, un-collectible accounts and actuarially determined benefit costs and the valuation of long-term energy commodities contracts, among others. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived assets and for Long-lived Assets to Be Disposed Of." Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted.

     NRG Energy and its subsidiaries, as required, adopted SFAS No. 142 on January 1, 2002. At December 31, 2001, NRG Energy had intangible assets of $97.1 million, including $56.6 million of goodwill. These amounts and all intangible assets and goodwill acquired in the future will be accounted for under the new accounting standard. The new accounting standard is expected to initially increase earnings by an immaterial amount due to the elimination of regular amortization expense, but occasionally cause reductions in earnings when impairment write-downs of goodwill and/or intangible assets are required. Expense recognized for amortization of goodwill in 2001 was $3.8 million (pre-tax). NRG Energy does not expect to recognize any asset impairments as a result of adopting SFAS No. 142 in the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG Energy has not completed its analysis of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total stockholders' equity as previously reported.

NOTE 3 -- ASSET ACQUISITIONS

     During the year ended December 31, 2001, NRG Energy completed numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, these purchase prices have been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates may be adjusted based upon completion of certain procedures including third party valuations. Operations of the acquired companies have been included in the operations of NRG Energy since the date of the respective acquisitions.

     In January 2001, NRG Energy purchased from LS Power, LLC a 5,339 MW portfolio of operating projects and projects in construction and advanced development that are located primarily in the north central and south central United States. Each facility employs natural gas-fired, combined-cycle technology. Through December 31, 2005, NRG Energy also has the opportunity to acquire ownership interests in an additional 3,000 MW of generation projects developed and offered for sale by LS Power and its partners.

     In March 2001, NRG Energy purchased from Cogentrix the remaining 430 MW, or 51.37% interest, in an 837 MW natural gas-fired combined-cycle plant in Batesville, Mississippi. NRG Energy acquired a 48.63% interest in the plant in January 2001 from LS Power.

     In June 2001, NRG Energy purchased a 640 MW natural gas-fired power plant in Audrain County, Missouri from Duke Energy North America LLC.

     In June 2001, NRG Energy closed on the construction financing for the Brazos Valley generating facility, a 633 MW gas-fired power plant in Fort Bend County, Texas that NRG Energy will build, operate and manage. At the time of the closing, NRG Energy also became the 100% owner of the project by purchasing STEAG Power LLC's 50% interest in the project. NRG Energy expects the project to begin commercial operation in February 2003.

     In June 2001, NRG Energy purchased 1,081 MW of interests in power generation plants from a subsidiary of Conectiv. NRG Energy acquired a 100% interest in the 784 MW coal-fired Indian River Generating Station located near Millsboro, Delaware and in the 170 MW oil-fired Vienna Generating Station located in Vienna, Maryland. In addition, NRG Energy acquired 64 MW of the 1,711 MW coal-fired Conemaugh Generating Station located approximately 60 miles east of Pittsburgh, Pennsylvania and 63 MW of the 1,711 MW coal-fired Keystone Generating Station located approximately 50 miles east of Pittsburgh, Pennsylvania.

     In June 2001, NRG Energy purchased a 389 MW gas-fired power plant and a 116 MW thermal power plant, both of which are located on Csepel Island in Budapest, Hungary, from PowerGen. In April 2001, NRG Energy also purchased from PowerGen its interest in Saale Energie GmbH and its 33.3% interest in MIBRAG BV. By acquiring PowerGen's interest in Saale Energie, NRG Energy increased its ownership interest in the 960 MW coal-fired Schkopau power station located near Halle, Germany from 200 MW to 400 MW.

     By acquiring PowerGen's interest in MIBRAG, an integrated energy business in eastern Germany consisting primarily of two lignite mines and three power stations, and following MIBRAG's buy back of the shares NRG Energy acquired from PowerGen, NRG Energy increased its ownership of MIBRAG from 33.3% to 50%. The Washington Group International, Inc., owns the remaining 50% of MIBRAG.

     In August 2001, NRG Energy acquired an approximately 2,255 MW portfolio of operating projects and projects in advanced development, including projects that NRG Energy intends to develop, that are located in Illinois and upstate New York from Indeck Energy Services, Inc.

     In August 2001, NRG Energy acquired Duke Energy's 77% interest in the approximately 520 MW natural-gas fired McClain Energy Generating Facility located near Oklahoma City, Oklahoma. The Oklahoma Municipal Power Authority owns the remaining 23% interest. The McClain facility commenced operations in June 2001.

     In September 2001, NRG Energy acquired a 50% interest in TermoRio SA, a 1,040 MW gas-fired cogeneration facility currently under construction in Rio de Janeiro State, Brazil, from Petroleos Brasileiros SA (Petrobras). Commercial operation of the facility is expected to begin in March 2004. NRG Energy has the option to put its interest in the project back to Petrobras after March 2002 if by that time certain milestones have not been met, including final agreement on the terms of all project documents.

     During fiscal year 2001, NRG Energy also acquired other minor interests in projects in Taiwan, India, Peru and the State of Nevada.

     The respective purchase prices have been allocated to the net assets of the acquired entities as follows:

                                                              DECEMBER 31, 2001
                                                              -----------------
                                                               (IN THOUSANDS)
Current assets..............................................     $   307,654
Property plant and equipment................................       4,173,509
Non-current portion of notes receivable.....................         736,041
Current portion of long term debt assumed...................         (61,268)
Other current liabilities...................................         (99,666)
Long term debt assumed......................................      (1,586,501)
Deferred income taxes.......................................        (149,988)
Other long term liabilities.................................        (202,411)
Other non-current assets and liabilities....................        (181,473)
                                                                 -----------
     Total purchase price...................................       2,935,897
Less -- Cash balances acquired (excluding restricted
  cash).....................................................        (122,780)
                                                                 -----------
     Net purchase price.....................................     $ 2,813,117
                                                                 ===========

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment at December 31, were as follows:

                                                                   2001             2000
                                                                ----------       ----------
                                                                      (IN THOUSANDS)
Facilities and equipment....................................    $6,863,930       $4,009,244
Land and improvements.......................................       111,368           79,190
Office furnishings and equipment............................        30,382           18,219
Construction in Progress....................................     2,942,993          206,992
                                                                ----------       ----------
       Total property, plant and equipment..................     9,948,673        4,313,645
       Accumulated depreciation.............................      (516,454)        (271,977)
                                                                ----------       ----------
       Net property, plant and equipment....................    $9,432,219       $4,041,668
                                                                ==========       ==========

NOTE 5 -- INVENTORY

     Inventory, which is stated at the lower of weighted average cost or market, at December 31, consists of:

                                                                  2001           2000
                                                                --------       --------
                                                                    (IN THOUSANDS)
Fuel oil....................................................    $ 89,318       $ 48,541
Coal........................................................      96,193         17,439
Kerosene....................................................       1,267          1,524
Spare parts.................................................     121,622         85,136
Emission credits............................................      16,995            871
Natural gas.................................................       1,395             --
Other.......................................................       4,533         21,353
                                                                --------       --------
       Total Inventory......................................    $331,323       $174,864
                                                                ========       ========

NOTE 6 -- INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

     NRG Energy has investments in various international and domestic energy projects. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents NRG Energy from exercising a controlling influence over operating and financial policies of the projects. Under this method, equity in pretax income or losses of domestic partnerships and, generally, in the net income or losses of international projects, are reflected as equity in earnings of unconsolidated affiliates.

     A summary of NRG Energy's equity-method investments of 200 MW or more which were in operation at December 31, 2001 is as follows:

NAME                                                            GEOGRAPHIC AREA    ECONOMIC INTEREST
----                                                            ---------------    -----------------
Gladstone Power Station.....................................      Australia              37.50%
Loy Yang Power A............................................      Australia              25.37%
Lanco Kondapalli Power......................................        India                30.00%
MIBRAG GmbH.................................................        Europe               50.00%
ECK Generating (ECKG).......................................    Czech Republic           44.50%
Scudder Latin American Power................................    Latin America            25.00%
El Segundo Power............................................         USA                 50.00%
Long Beach Generating.......................................         USA                 50.00%
Encina......................................................         USA                 50.00%
San Diego Combustion Turbines...............................         USA                 50.00%
Rocky Road Power............................................         USA                 50.00%
Mustang.....................................................         USA                 25.00%
Sabine River Works Cogeneration.............................         USA                 50.00%
Cogeneration Corp. of America...............................         USA                 20.00%

     Summarized financial information for investments in unconsolidated affiliates accounted for under the equity method as of and for the year ended December 31, is as follows:

                                                                2001          2000          1999
                                                             ----------    ----------    ----------
                                                                         (IN THOUSANDS)
Operating revenues.......................................    $3,070,078    $2,349,108    $1,732,521
Costs and expenses.......................................     2,658,168     1,991,086     1,531,958
                                                             ----------    ----------    ----------
     Net income..........................................    $  411,910    $  358,022    $  200,563
                                                             ----------    ----------    ----------
Current assets...........................................    $1,425,175    $1,000,670    $  742,674
Noncurrent assets........................................     7,009,862     7,470,766     7,322,219
                                                             ----------    ----------    ----------
     Total assets........................................    $8,435,037    $8,471,436    $8,064,893
                                                             ----------    ----------    ----------
Current liabilities......................................    $1,192,630    $1,094,304    $  708,114
Noncurrent liabilities...................................     4,533,168     4,306,142     5,168,893
Equity...................................................     2,709,239     3,070,990     2,187,886
                                                             ----------    ----------    ----------
     Total liabilities and equity........................    $8,435,037    $8,471,436    $8,064,893
NRG's share of equity....................................    $1,050,510    $  973,261    $  932,591
NRG's share of net income................................    $  210,032    $  139,364    $   67,500

NOTE 7 -- RELATED PARTY TRANSACTIONS

     NRG Energy and Xcel Energy have entered into material transactions and agreements with one another and are expected to enter into material transactions and agreements from time to time in the future. Certain material agreements and transactions currently existing between NRG Energy and Xcel Energy are described below.

OPERATING AGREEMENTS

     NRG Energy has two agreements with Xcel Energy for the purchase of thermal energy. Under the terms of the agreements, Xcel Energy charges NRG Energy for certain costs (fuel, labor, plant maintenance, and auxiliary power) incurred by Xcel Energy to produce the thermal energy. NRG Energy paid Xcel Energy $7.1 million, $5.5 million and $4.4 million in 2001, 2000 and 1999, respectively, under these agreements. One of these agreements expires on December 31, 2002 and the other expires on December 31, 2006.

     NRG Energy has a renewable 10-year agreement with Xcel Energy, expiring on December 31, 2006, whereby Xcel Energy agreed to purchase refuse-derived fuel for use in certain of its boilers and NRG Energy agrees to pay Xcel Energy a burn incentive. Under this agreement, NRG Energy received $1.6 million, $1.5 million and $1.4 million from Xcel Energy, and paid $2.8 million, $2.8 million and $2.7 million to Xcel Energy in 2001, 2000 and 1999, respectively.

ADMINISTRATIVE SERVICES AND OTHER COSTS

     NRG Energy has an administrative services agreement in place with Xcel Energy. Under this agreement NRG Energy reimburses Xcel Energy for certain overhead and administrative costs, including benefits administration, engineering support, accounting, and other shared services as requested by NRG Energy. In addition, NRG Energy employees participate in certain employee benefit plans of Xcel Energy as discussed in Note 11. NRG Energy reimbursed Xcel Energy in the amounts of $12.2 million, $5.9 million and $6.4 million, during 2001, 2000 and 1999, respectively, under this agreement.

NOTE 8 -- NOTES RECEIVABLE

     Notes receivable consists primarily of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. The notes receivable as of December 31, are as follows:

                                                                  2001          2000
                                                                --------       -------
                                                                (THOUSANDS OF DOLLARS)
Central Texas Commercial Air Conditioning & Heating, Inc.,
  due July 10, 2001, 10%....................................    $     --       $    60
O'Brien Cogen II note, due 2008, non-interest bearing.......         553           513
Southern Minnesota-Praireland Solid Waste, note due 2003,
  7%........................................................          24            34
Omega Energy, LLC, due 2004, 12.5%..........................       4,095         3,745
Omega Energy, LLC, due 2009, 11%............................       1,533         1,533
Audrain County, due December 2023, 10%......................     239,930            --
Elk River -- GRE, due December 31, 2008, non-interest
  bearing...................................................       2,098            --
Bangor Hydro Electric, due October 1, 2002, 5.45%...........         737            --
SET PERC Investment, LLC, due December 31, 2005, 7%.........       2,497
SET Telogia Investment, LLC, due December 31, 2008, 7%......       3,775            --
                                                                --------       -------
  Notes receivable - non-affiliates.........................     255,242         5,885
NEO notes to various affiliates due primarily 2012, prime
  +2%.......................................................      21,087        23,277
TOSLI, various notes due 2000, LIBOR plus 4.0%, 6.56%
  December 31, 2000.........................................          --           207
Pacific Generation, various notes, prime +2% to 12%.........          --         3,368
Kladno Power (No. 2) B.V. notes to various affiliates,
  non-interest bearing......................................      46,635        44,275
Termo Rio (via NRGenerating Luxembourg (No. 2) S.a.r.L, due
  20 years after plant becomes operational, 19.5%...........      46,890            --
Saale Energie Gmbh, indefinite maturity date, 4.75%-7.79%...      79,476            --
Northbrook Texas LLC, due February 2024, 9.25%..............       8,323            --
                                                                --------       -------
  Notes receivable - affiliates.............................     202,411        71,127
Saale Energia GmbH, due August 31, 2021, 13.88% (direct
  financing lease)..........................................     318,949            --
                                                                --------       -------
      Total.................................................    $776,602       $77,012
                                                                ========       =======

     Saale Energie GmbH (SEG) has a long-term electricity supply contract with its sole customer, VEAG. SEG supplies its total available electricity capacity to VEAG. The contract has a term of 25 years. VEAG is obligated to pay on a monthly basis a price that covers 1) the availability of power supply capacity and 2) the operating costs incurred to produce electricity. During the nine months subsequent to NRG Energy's consolidation of SEG in March 2001, approximately $56.3 million was recognized as revenue under this agreement.

NOTE 9 -- DEBT AND CAPITAL LEASES

     Long-term debt and capital leases consist of the following:

                                                                   2001          2000
                                                                ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
NRG DEBT:
NRG Energy ROARS, due March 15, 2020, 7.97%.................    $  232,960    $  239,386
NRG Finance Company I LLC -- Construction revolver, due May
  2006, various interest rates..............................       697,500            --
NRG Energy senior debentures (corporate units), due May 16,
  2006, 6.5%................................................       284,440            --
NRG Energy senior notes:
  February 1, 2006, 7.625%..................................       125,000       125,000
  July 15, 2006, 6.75%......................................       340,000            --
  June 15, 2007, 7.50%......................................       250,000       250,000
  June 1, 2009, 7.50%.......................................       300,000       300,000
  September 15, 2010, 8.25%.................................       350,000       350,000
  April 1, 2011, 7.75%......................................       350,000            --
  Nov. 1, 2013, 8.00%.......................................       240,000       240,000
  April 1, 2031, 8.625%.....................................       500,000            --
NRG DEBT SECURED SOLELY BY PROJECT ASSETS:
COBEE, due upon demand, non-interest bearing................            --            69
San Francisco Capital lease, due September, 2002, 20.8%.....            11            --
Timber Energy Resources, Inc., due December 2002, 7%........         4,620            --
Entrade revolving line of credit, various interest rates....         8,485            --
Hsin Yu Energy -- Capital lease, due April, 2003, 10.25%....           518            --
NRG San Diego, Inc. promissory note, due June 25, 2003,
  8.0%......................................................           801         1,283
Pittsburgh Thermal LP, due 2002-2004, 10.61%-10.73%.........         4,400         5,525
San Francisco Thermal LP, October 5, 2004, 10.61%...........         3,761         4,984
Cahua SA, due various dates through November 2004, various
  interest rates............................................        29,106            --
Various NEO debt due 2005-2008, 9.35%.......................        23,956        27,186
LSP Kendall Energy LLC, due September 2005, 3.15%...........       499,500            --
MidAtlantic Generating LLC, due October 2005, 3.56%.........       420,892            --
NRG McClain due December 31, 2005, 3.43%....................       159,885            --
Camas Power Boiler LP, unsecured term loan, due June 30,
  2007, 7.65%...............................................        11,779        14,526
COBEE, due July 2007, various interest rates................        51,600            --
Camas Power Boiler LP, revenue bonds, due August 1, 2007,
  4.65%.....................................................         9,130         9,130
NRG Brazos Valley LLC, due June 30, 2008, 3.44%.............       159,750            --
Cementos Energia SA, due various dates through January 2011,
  various interest rates....................................        26,014            --
Hsin Yu Energy Development, due various dates through 2012,
  various interest rates....................................        89,964            --
Flinders Power Finance Pty, due September 2012, 8.56%.......        74,886        83,820
NRG Energy Center, Inc. senior secured notes due June 15,
  2013, 7.31%...............................................        62,408        65,762
LSP Energy LLC (Batesville), due 2014 and 2025,
  7.16%-8.16%...............................................       321,875            --
Crockett Cogeneration LLP, due December 31, 2014, 8.13%.....       234,497       245,229
PERC, due 2017 and 2018, 5.2%...............................        33,220            --
Csepeli Aramtermelo, due October 2017, 3.79%-4.85%..........       169,712            --
Sterling Luxembourg (No. 3) S.a.r.L., due June 30, 2019,
  7.86%, LIBOR+1.31%........................................       329,842       346,668
Saale Energie GmbH, Schkopau Capital lease, due 2021,
  various interest rates....................................       311,867            --
Audrain County, MO -- Capital lease, due December 2023,
  10%.......................................................       239,930            --

                                                                   2001          2000
                                                                ----------    ----------
                                                                 (THOUSANDS OF DOLLARS)
NRG South Central Generating LLC senior bonds, due various
  dates through September 15, 2024, various interest
  rates.....................................................       763,500       788,750
NRG Northeast Generating LLC senior bonds, due various dates
  through December 15, 2024, various interest rates.........       610,000       700,000
Bulo Bulo, indefinite lived, non-interest bearing...........        18,177            --
                                                                ----------    ----------
                                                                 8,343,986     3,797,318
Less current maturities.....................................       500,154       146,469
                                                                ----------    ----------
    Total...................................................    $7,843,832    $3,650,849
                                                                ==========    ==========

SHORT TERM DEBT

     As of December 31, 2001, NRG Energy had a $500 million recourse revolving credit facility under a commitment fee arrangement that matures in March of 2002. This facility provides short-term financing in the form of bank loans and replaced an earlier facility with substantially similar terms and conditions, that matured in March 2001. At December 31, 2001, NRG Energy had $170 million outstanding under this facility. In March 2002, the revolving credit facility was terminated and was replaced with a $1.0 billion 364-day corporate-level unsecured revolving line of credit with ABN AMRO Bank N.V. as Administrative Agent. During the period ended December 31, 2001 the facility bore interest at a floating rate based on LIBOR and Prime rates throughout the period and had a weighted average interest rate of 5.89%.

     As of December 31, 2001, NRG Energy, through its wholly owned subsidiary, NRG South Central Generating LLC, had outstanding approximately $40 million under a project level, non-recourse revolving credit agreement which matures in March 2002. During the period ended December 31, 2001, the weighted average interest rate of such outstanding advances was 4.46%. The maximum available under this facility is $40 million. NRG Energy intends to renew this facility with a facility having substantially similar terms and conditions.

     In January 2001, NRG Energy entered into a bridge credit agreement with a final maturity date of December 31, 2001. Approximately $600 million was borrowed under this facility to partially finance NRG Energy's acquisition of the LS Power generation assets. In March 2001, the bridge credit facility was repaid with proceeds from NRG Energy's offering of common stock and equity units.

     In June 2001, NRG Energy entered into a $600 million term loan facility. The facility is unsecured and provides for borrowings of base rate loans and Eurocurrency loans. The facility terminates on June 21, 2002. As of December 31, 2001, the aggregate amount outstanding under this facility was $600 million. During the period ended December 31, 2001 the weighted average interest rate of such outstanding advances was 3.94%. NRG Energy repaid this facility in March 2002, in connection with the closing of its new $1.0 billion unsecured corporate-level revolving line of credit and the receipt of $300 million of cash from Xcel Energy.

     NRG Energy had $170 million and $63 million in outstanding letters of credit as of December 31, 2001 and 2000, respectively.

LONG-TERM DEBT AND CAPITAL LEASES

     In May 2001, NRG Energy's wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. The facility will be used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provides for borrowings of base rate loans and Eurocurrency loans and is secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guaranties from each such subsidiary or affiliate. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be re-borrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2006. The facility is non-recourse to NRG Energy other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of December 31, 2001, the aggregate amount outstanding under this facility was $697.5 million. During the period ended December 31, 2001, the weighted average interest rate of such outstanding advances was 4.83%.

     As part of NRG Energy's acquisition of the LS Power assets in January 2001, NRG Energy, through its wholly owned subsidiary, LSP Kendall Energy LLC, has acquired a $554.2 million credit facility. The facility is non-recourse to NRG Energy and consists of a construction and term loan, working capital and letter of credit facilities. As of December 31, 2001, there were borrowings totaling approximately $499.5 million outstanding under the facility at a weighted average annual interest rate of 5.12%.

     Upon the acquisition of the LS Power assets, NRG Energy assumed approximately $326 million of bonds outstanding originally issued to finance the construction of the Batesville generation plant. In May 1999, LSP Energy Limited Partnership (Partnership) and LSP Batesville Funding Corporation (Funding) issued two series of Senior Secured Bonds (Bonds) in the following total principle amounts: $150 million 7.16% Series A Senior Secured Bonds due 2014 and $176 million 8.160% Series B Senior Secured Bonds due 2025. Interest is payable semiannually on each January 15 and July 15. In March 2000, a registration statement was filed by Partnership and Funding and became effective. The registration statement was filed to allow the exchange of the Bonds for two series of debt securities (Exchange Bonds), which are in all material respects substantially identical to the Bonds. The Exchange Bonds are secured by substantially all of the personal property and contract rights of the Partnership and Funding. The Exchange Bonds are redeemable, at the option of Partnership and Funding, at any time in whole or from time to time in part, on not less than 30 nor more than 60 days prior notice to the holders of that series of Exchange Bonds, on any date prior to their maturity at a redemption price equal to 100% of the outstanding principal amount of the Exchange Bonds being redeemed and a make whole premium. In no event will the redemption price ever be less than 100% of the principal amount of the Exchange Bonds being redeemed plus accrued and unpaid interest thereon. Principal payments are payable on each January 15 and July 15 beginning July 15, 2001.

     On March 13, 2001, NRG Energy completed the sale of 11.5 million equity units for an initial price of $25 per unit. The 11.5 million equity units sold included 1.5 million units sold pursuant to the underwriters' over-allotment option. NRG Energy received gross proceeds from the issuance of $287.5 million. Net proceeds from this issuance were $278.4 million after deducting underwriting discounts, commissions and estimated offering expenses. Each equity unit initially consists of a corporate unit comprising a $25 principal amount of NRG Energy's senior debentures and an obligation to acquire shares of NRG Energy common stock no later than May 18, 2004 at a price ranging from between $27.00 and $32.94. Approximately $4.1 million of the gross proceeds have been recorded as additional paid in capital to reflect the value of the obligation to purchase NRG Energy's common stock. Interest payments will be payable on the debentures quarterly in arrears on each February 16, May 16, August 16 and November 16, commencing May 16, 2001. Interest will be payable initially at an annual rate of 6.50% of the principal amount of $25 per debenture to, but excluding, February 17, 2004, or May 18, 2004 if the interest rate is not reset three business days prior to February 17, 2004 or three business days prior to May 18, 2004, the debentures will bear interest from February 17, 2004, or May 18, 2004, as applicable, at the reset rate to, but excluding, May 16, 2006. In addition, original issued discount will accrue on the debentures. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's $600 million short-term bridge credit agreement, which was used to finance in part NRG Energy's acquisition of LS Power generation assets.

     In March 2001, NRG Energy increased its ownership interest in PERC, which resulted in the consolidation of its equity investment in PERC. As a result, the assets and liabilities of PERC became part of the assets and liabilities of NRG Energy. Upon completion of the transaction, NRG Energy recorded approximately $37.9 million of outstanding Finance Authority of Maine (FAME) Electric Rate Stabilization Revenue Refunding Bonds Series 1998 (FAME bonds) which were issued on PERC's behalf by FAME in June 1998. The face amount of the bonds that were initially issued was approximately $44.9 million and was used to repay the Floating Rate Demand Resource Revenue Bonds issued by the Town of Orrington, Maine on behalf of PERC. The FAME bonds are fixed rate bonds with yields ranging from 3.75% to 5.2%. The weighted average yield on the FAME bonds is approximately 5.1%. The FAME bonds are subject to mandatory redemption in annual installments of varying amounts through July 1, 2018. Beginning July 1, 2008 the FAME bonds are subject to redemption at the option of PERC at a redemption price equal to 102% through June 30, 2009, 101% for the period July 1, 2009 to June 30, 2010 and 100% thereafter, of the principal amount outstanding, plus accrued interest. The loan agreement with FAME contains certain restrictive covenants relating to the FAME bonds, which restrict PERC's ability to incur additional indebtedness, and restricts the ability of the general partners to sell, assign or transfer their general partner interests. The bonds are collateralized by liens on substantially all of PERC's assets.

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

     On June 22, 2001, NRG MidAtlantic Generating LLC (MidAtlantic), a wholly owned subsidiary of NRG Energy, borrowed approximately $420.9 million under a five year term loan agreement (Agreement) to finance, in part, the acquisition of certain generating facilities from Conectiv. The Agreement terminates in November 2005 and provides for a total credit facility of $580 million. Interest is payable quarterly. The debt is guaranteed by MidAtlantic and its wholly owned subsidiaries. The Agreement provides for a variable interest rate at either the higher of the Prime rate or the Federal Funds rate plus 0.50%, or the London Interbank Offered Rate (LIBOR) of interest. During the period ended December 31, 2001, the weighted average interest rate for amounts outstanding under the Agreement was 4.56%. MidAtlantic is obligated to pay a commitment fee of 0.375% of the unused portion of the credit facility. The Agreement requires MidAtlantic to comply with certain covenants concerning limitations on additional borrowings, sales of assets, capital expenditures, and payment of dividends or other distributions to shareholders.

     In June 2001, in connection with NRG Energy's acquisition of the Csepel facilities, NRG Energy assumed a non-recourse credit facility agreement that provides for borrowings of approximately $78.5 million and DEM 203.6 million. As of December 31, 2001, there exists an outstanding balance of approximately $169.7 million under this credit facility. The facility terminates in 2017 with principle payments due quarterly in varying amounts throughout the term of the agreement. Interest is payable quarterly at a variable rate.

     In June 2001, NRG Energy through its wholly owned subsidiaries, Brazos Valley Energy LP and Brazos Valley Technology LP, entered into a $180 million non-recourse construction credit facility to fund the construction of the 600 MW Brazos Valley gas-fired combined cycle merchant generation facility located in Fort Bend County, Texas. As of December 31, 2001, there exists an outstanding balance of $159.8 million under this credit agreement. The weighted average interest rate as of December 31, 2001 was 4.61%, interest is payable quarterly.

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

     In August 2001, NRG Energy entered into a 364-day term loan of up to $296 million. The credit facility was structured as a senior unsecured loan and was partially non-recourse to NRG Energy. The proceeds were used to finance the McClain generating facility acquisition. In November 2001, the credit facility was repaid from the proceeds of a $181.0 million term loan and $8.0 million working capital facility entered into by NRG McClain LLC, with Westdeutsche Landesbank Girozentrale, New York branch, as agent (non-recourse to NRG Energy). The final maturity date of the facility is November 30, 2006. As of December 31, 2001, the aggregate amount outstanding under this facility was $159.9 million. During the period ended December 31, 2001, the weighted average interest rate of such outstanding borrowings was 5.07%.

     In connection with NRG Energy's acquisition of the Audrain facilities, NRG Energy has recognized a capital lease on its balance sheet within long-term debt in the amount of $239.9 million, as of December 31, 2001. The capital lease obligation is recorded at the net present value of the minimum lease obligation payable. The lease terminates in May 2023. NRG Energy will make interest payments only over the term of the lease and no principal payments until the end of the lease term. In addition, NRG Energy has recorded in notes receivable, an amount of approximately $239.9 million, which represents its investment in the bonds that the county of Audrain issued to finance the project.

     In connection with NRG Energy's purchase of PowerGen's interest in Saale Energie GmbH, NRG Energy has recognized a non-recourse capital lease on its balance sheet within long-term debt in the amount of $311.9 million, as of December 31, 2001. The capital lease obligation is recorded at the net present value of the minimum lease obligation payable over the lease's remaining period of 20 years. In addition, a direct financing lease was recorded in notes receivable in the amount of approximately $318.9 million.

     The NRG Energy Center, Inc. notes are secured principally by long-term assets of the Minneapolis Energy Center (MEC). In accordance with the terms of the note agreement, MEC is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of MEC assets, and affiliate transactions. MEC was in compliance with these covenants at December 31, 2001.

     The NRG Energy senior notes are unsecured and are used to support equity requirements for projects acquired and in development. Interest is paid semi-annually.

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

     The various NEO notes are term loans. The loans are secured principally by long-term assets of NEO Landfill Gas collection system. NEO Landfill Gas is required to maintain compliance with certain covenants primarily related to incurring debt, disposing of the NEO Landfill Gas assets, and affiliate transactions. NEO was in compliance with these covenants at December 31, 2001.

     The Camas Power Boiler LP notes are secured principally by its long-term assets. In accordance with the terms of the note agreements, Camas Power Boiler LP is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of assets, and affiliate transactions. Camas Power Boiler was in compliance with these covenants at December 31, 2001.

     The Crockett Corporation term loan is secured primarily by the long-term assets of the Crockett Cogeneration project. Crockett is required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of assets and complying with the terms of the contract to sell energy, capacity and steam to Pacific Gas & Electric and its other customer. Crockett was in compliance with these covenants at December 31, 2001, but the bankruptcy of Pacific Gas & Electric, the counterparty on a material contract that provides security to the lenders, gives rise to a situation that could result in the acceleration of the loan. The Crockett partnership has been working with the lenders to resolve this issue, and it is the view of NRG Energy management that the lenders will not exercise their right to accelerate this loan.

     On February 22, 2000, NRG Northeast Generating LLC, an indirect, wholly-owned subsidiary of NRG Energy, issued $750 million of project level senior secured bonds, to refinance short-term project borrowings and for certain other purposes. The bond offering included three tranches: $320 million with an interest rate of 8.065% due in 2004, $130 million with an interest rate of 8.842% due in 2015 and $300 million with an interest rate of 9.292% due in 2024. Interest and principal payments are due quarterly. The bonds are jointly and severally guaranteed by each of NRG Northeast's existing and future subsidiaries. The bonds are secured by a security interest in NRG Northeast's membership or other ownership interests in the guarantors and its rights under all inter-company notes between NRG Northeast and the guarantors. In December 2000, NRG Northeast Generating LLC exchanged all of its outstanding bonds for bonds registered under the Securities Act of 1933. As of December 31, 2001, there remains $610 million of outstanding bonds.

     In March 2000, NRG Energy issued $250 million of 8.70% ROARS due March 15, 2005. Each security represents a fractional interest in the assets of an unconsolidated grantor trust that pays interest semi-annually on March 15, and September 15, of each year through 2005. The sole assets of the Trust consists of (pounds)160 million of Reset senior notes due March 15, 2020 issued by NRG Energy pursuant to the Indenture and certain other defined rights. The Reset senior notes were used principally to finance NRG Energy's acquisition of the Killingholme facility. On March 15, 2005, these senior notes may be remarketed by Bank of America, N.A. at a fixed rate of interest through the maturity date or, at a floating rate of interest for up to one year and then at a fixed rate of interest through 2020, or redeemed by NRG Energy. Interest is payable semi-annually on these securities beginning September 15, 2000 through March 15, 2005, and then at intervals and interest rates established in the remarketing process.

     Additionally, three of NRG Energy's foreign subsidiaries entered into a (pounds)325 million (US $517 million at March 31, 2000) secured borrowing facility agreement with Bank of America International Limited. Under this facility, the financial institutions have made available to our subsidiaries various term loans totaling (pounds)235 million (US $374 million at March 31, 2000) for purposes of financing the acquisition of the Killingholme facility and (pounds)90 million (US $143 million at March 31, 2000) of revolving credit and letter of credit facilities to provide working capital for operating the Killingholme facility. The final maturity date of the facility is the earlier of June 30, 2019, or the date on which all borrowings and commitments under the largest tranche of the term facility have been repaid or cancelled.

     In March 2000, NRG South Central Generating LLC, an indirect wholly owned subsidiary of NRG Energy, issued $800 million of senior secured bonds in a two-part offering, to finance its acquisition of the Cajun generating facilities. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest and principal payments are due quarterly. The bonds are secured by a security interest in NRG Central U.S. LLC's and South Central Generating Holding LLC's membership interests in NRG South Central and NRG South Central's membership interests in Louisiana Generating and all of the assets related to the Cajun facilities including its rights under a guarantor loan agreement and all inter-company notes between it and Louisiana Generating, and a revenue account and a debt service reserve account. In January 2001, NRG South Central Generating LLC exchanged all of its outstanding bonds for bonds registered under the Securities Act of 1933. As of December 31, 2001, there remains $763.5 million of outstanding bonds.

     In September 2000, Flinders Power Finance Pty, an Australian wholly owned subsidiary, entered into a twelve year AUD $150 million promissory note (US $81.4 million at September 2000). The interest has a fixed and variable component. At December 31, 2001, the effective interest rate was 5.89% and is paid semi annually.

     In December 2000, NRG Energy filed a shelf registration with the SEC to issue up to $1,650.0 million of an indeterminate amount of debt securities, preferred stock, common stock, depository shares, debt warrants, stock purchase contracts, stock purchase units and hybrid securities. This shelf registration includes $150 million of securities that were carried forward from NRG Energy's previous shelf registration filed in December 1999.

     In June 2001, NRG filed a shelf registration with the SEC to sell up to $2 billion in debt securities, common and preferred stock, warrants and other securities. NRG expects to use the net proceeds of offering under the shelf for general corporate purposes, which may include the financing and development of new facilities, working capital and debt reduction. In July 2001, NRG Energy completed the sale of $500 million of unsecured senior notes under this shelf registration. The senior notes were issued in two tranches, the first tranche of $340 million of 6.75% Senior Notes is due July 2006 and the second tranche of $160 million of 8.625% Senior Notes is due April 2031. Interest payments are due semi-annually on January 15 and July 15 until maturity for the Senior Notes due 2006 and April 1 and October 1 until maturity for the Senior Notes due 2031. NRG received net proceeds from the sale of both series of notes of approximately $505.2 million, including interest on the senior notes due 2031, accrued from April 5, 2001. The net proceeds were used to repay all amounts outstanding under NRG's revolving credit agreement and for investments and other general corporate purposes and to provide capital for planned acquisitions.

     Annual maturities of long-term debt and capital leases for the years ending after December 31, 2001 are as follows:

(THOUSANDS OF DOLLARS)                                            TOTAL
----------------------                                          ----------
2002........................................................    $  500,154
2003........................................................       159,095
2004........................................................       160,829
2005........................................................       908,435
2006........................................................     1,189,538
Thereafter..................................................     5,425,935
                                                                ----------
     Total..................................................    $8,343,986

     Future minimum lease payments for capital leases included above at December 31, 2001 are as follows:

(THOUSANDS OF DOLLARS)
----------------------
2002........................................................    $   69,576
2003........................................................        67,775
2004........................................................        65,985
2005........................................................        64,195
2006........................................................        62,405
Thereafter..................................................       988,420
                                                                ----------
     Total minimum obligations..............................    $1,318,356
                                                                ==========
Interest....................................................    $ (766,030)
                                                                ----------
Present value of minimum obligations........................       552,326
                                                                ----------
Current Portion.............................................       (22,516)
                                                                ----------
Long-term obligations.......................................    $  529,810
                                                                ==========

     Total accumulated amortization related to the assets recorded with respect to NRG Energy's capital leases at December 31, 2001 was $0.

NRG ENERGY CREDIT RATING

     NRG Energy's unsecured credit rating is BBB- from Standard & Poor's and Baa3 from Moody's Investors Service. In December 2001, Moody's placed NRG Energy's credit rating on review for potential downgrade. NRG Energy's credit rating remains under review by Moody's for potential downgrade.

     As of December 31, 2001, and 2000, NRG Energy's off-balance sheet obligations pursuant to its guarantees of performance, equity and indebtedness obligations of its subsidiaries totaled approximately $721.7 million and $493 million, respectively. NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy's generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries.

     If Moody's or Standard & Poor's were to downgrade NRG Energy, many of the corporate guarantees and commitments currently in place would need to be supported with letters of credit or cash collateral within 5 to 30 days.

     As of December 31, 2001, the amount of collateral required, if NRG Energy were downgraded, was approximately $960 million to satisfy certain of the above mentioned guarantees and certain obligations associated with the $2 billion construction/acquisition revolver. Of the $960 million in collateral that could be required, approximately $200 million relates to NRG Energy's guarantees of debt service reserve accounts required by some of its project-level financings, approximately $400 million relates to NRG Energy's power marketing activities; and $360 million would be required to support its Contingent Equity Guarantee associated with the $2 billion Construction/Acquisition Revolver.

     Because NRG Energy places a maximum amount on its guarantees in place to support power marketing activities, and because of the relatively small number of margin accounts in place, even very large changes in market conditions would not have a material impact on the approximately $400 million of collateral that would be required for NRG Power Marketing in the event of a downgrade.

     In the event of a downgrade, NRG Energy would expect to meet its collateral obligations with cash on hand, available credit lines provided under its revolving line of credit, liquidity support from Xcel Energy and potentially from the issuance of debt into capital markets. Xcel Energy has stated its plan to infuse $600 million of equity into NRG Energy in 2002 in connection with its exchange offer and merger. Of this amount, $300 million has already been provided (March 2002) in the form of a convertible subordinated note that Xcel Energy has said it will cancel if its exchange offer and merger are completed. If the offer and merger are not completed, Xcel Energy has said it will continue to evaluate the terms and timing of any additional investment in NRG Energy. NRG Energy's revolving line of credit is expected to be increased from $500 million to $1 billion in March 2002. In addition, NRG Energy will maintain its $125 million letter of credit facility and plans to secure an additional $125 million credit facility for total credit facilities of $1.25 billion to be available in 2002.

     The Contingent Equity Guarantee associated with NRG Energy's construction revolver could increase to a maximum of $850 million by the end of 2002 as NRG Energy utilizes the capacity of the Construction/ Acquisition Revolver. Therefore, the amount of collateral required by the end of 2002 could increase to $1.45 billion.

NOTE 10 -- INCOME TAXES

     Through March 12, 2001, NRG Energy had a tax sharing agreement with its parent, Xcel Energy, that included the following significant provisions: (1) if NRG Energy, along with its subsidiaries, is in a taxable income position, NRG Energy will be currently charged with an amount equivalent to its federal income tax computed as if the group had actually filed a separate return, and (2) if NRG Energy, along with its subsidiaries, is in a tax loss position, NRG Energy will be currently reimbursed to the extent its combined losses are utilized in a consolidated return, and (3) NRG Energy will be currently reimbursed for the tax credits it generates to the extent its tax credits are utilized in a consolidated return.

     Due to the 2001 public equity offering, NRG Energy and its subsidiaries will file a federal income tax return separate from Xcel Energy for the period March 13, 2001 through December 31, 2001. This deconsolidation for tax purposes has had no material impact on current or deferred taxes recorded for NRG Energy. The provision (benefit) for income taxes for the years ended December 31, consists of the following:

                                                               2001           2000           1999
                                                             --------       --------       --------
                                                                     (THOUSANDS OF DOLLARS)
Current
  U.S....................................................    $ 29,301       $ 89,020       $  4,661
  Foreign................................................       7,149           (614)         4,040
                                                             --------       --------       --------
                                                               36,450         88,406          8,701
                                                             --------       --------       --------
Deferred
  U.S....................................................      31,773         31,311         (6,693)
  Foreign................................................      13,969          7,104         (7,668)
                                                             --------       --------       --------
                                                               45,742         38,415        (14,361)
Tax credits recognized...................................     (48,788)       (34,083)       (20,421)
                                                             --------       --------       --------
     Total income tax (benefit)..........................      33,404         92,738        (26,081)
                                                             --------       --------       --------
Effective tax rate.......................................        11.2%          33.6%         (84.0)%

     The components of the net deferred income tax liability at December 31 were:

                                                                2001         2000
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Deferred tax liabilities
  Differences between book and tax basis of property........  $491,633     $ 82,392
  Investments in projects...................................    30,036       29,475
  Goodwill..................................................     2,116        2,015
  Net unrealized gains on mark to market transactions.......    53,944           --
  Other.....................................................     8,845       10,546
                                                              --------     --------
  Total deferred tax liabilities............................  $586,574     $124,428
                                                              --------     --------
  Deferred tax assets
  Deferred compensation, accrued vacation and other
     reserves...............................................    23,555       23,703
  Development costs.........................................     5,741       13,891
  Foreign tax loss carryforwards............................    23,630       25,063
  Differences between book and tax basis of contracts.......    82,972           --
  Other.....................................................     4,940        6,129
                                                              --------     --------
  Total deferred tax assets.................................   140,838       68,786
                                                              ========     ========
  Net deferred tax liability................................  $445,736     $ 55,642
                                                              ========     ========

     The effective income tax rates for the years ended December 31, 2001 and 2000 differ from the statutory federal income tax rate of 35% as follows:

                                                              2001                    2000
                                                      --------------------    ---------------------
Income before income taxes........................    $298,608                $ 275,673
                                                      ========                =========
Tax at 35%........................................     104,512       35.0%       96,486         35%
State taxes (net of federal benefit)..............       7,576        2.5%       29,541      10.72%
Foreign operations................................     (29,386)     (9.8)%      (10,692)    (3.88)%
Tax credits.......................................     (48,788)    (16.3)%      (34,083)   (12.36)%
Permanent differences, reserves, other............        (510)     (0.2)%       11,486       4.16%
                                                      --------    --------    ---------    --------
Income Tax Expense................................    $ 33,404       11.2%    $  92,738      33.64%
                                                      ========    ========    =========    ========

     For the year ended December 31, 2001, income tax expense was $33.4 million, compared to an income tax expense of $92.7 million for the year ended December 31, 2000, a decrease of $59.3 million. The decrease in tax expense compared to 2000 was primarily due to increased IRC Section 29 energy credits, a reduction in the state effective tax rate, and a higher percentage of NRG's overall earnings derived from foreign projects in lower tax jurisdictions. For the year ended December 31, 2001, NRG Energy's overall effective tax rate was 11.2%, compared to 33.6% for the same period in 2000. For the year ended December 31, 2001, NRG Energy's overall effective income tax rate before recognition of tax credits was 27.5% compared to 46.0%, for the same period in 2000.

     The effective income tax rate for the year ended December 31, 2000 differs from the statutory federal income tax rate of 35% primarily due to state tax, foreign tax and tax credits as shown above.

     NRG Energy intends to reinvest the earnings of foreign operations except to the extent the earnings are subject to current U.S. income taxes. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on a cumulative amount of un-remitted earnings of foreign subsidiaries of approximately $346 million and $238 million at December 31, 2001 and 2000, respectively. The additional U.S. income tax and foreign withholding tax on the un-remitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. Thus, it is not practicable to estimate the amount of tax that might be payable.

NOTE 11 -- BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS PENSION BENEFITS

     Substantially all of NRG Energy's employees participate in defined benefit pension plans. The majority of the employees participate in Xcel Energy's noncontributory, defined benefit pension plan which was formerly sponsored by NSP. Other employees participate in noncontributory, defined benefit pension plans that are sponsored by NRG Energy or NRG Energy affiliates. Benefits are generally based on a combination of an employee's years of service and earnings. Some formulas also take into account Social Security benefits. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. In addition, NRG Energy provides postretirement health and welfare benefits (health care and death benefits) for certain groups of its employees. Generally, these are groups that were acquired in recent years and for whom prior benefits are being continued (at least for a certain period of time or as required by union contracts). Cost sharing provisions vary by acquisition group and terms of any applicable collective bargaining agreements. Certain former NRG retirees are covered under the legacy Xcel plan, which was terminated for non-bargaining employees retiring after 1998 and for bargaining employees retiring after 1999.

     Xcel's pension and other postretirement health and welfare benefit obligations and assets/(liability) at December 31, 2001 and 2000 were as follows:

                                                PENSION BENEFITS              OTHER BENEFITS
                                            ------------------------    --------------------------
                                               2001          2000         2001           2000
                                            ----------    ----------    --------    --------------
                                                            (THOUSANDS OF DOLLARS)
Benefit obligation at Dec. 31.............  $1,366,912    $1,275,815    $191,114       $170,932
Fair value of plan assets at Dec. 31......   2,090,846     2,411,238      30,767         32,127
Accrued asset (liability) at Dec. 31......     224,907       113,551     (90,566)       (91,165)

     NRG Energy's net annual periodic pension cost includes the following components:

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                   PENSION BENEFITS           OTHER BENEFITS
                                                 --------------------    ------------------------
                                                   2001        2000       2001          2000
                                                 --------    --------    ------    --------------
                                                              (THOUSANDS OF DOLLARS)
Service cost benefits earned...................  $  6,931    $  5,769    $  910        $  833
Interest cost on benefit obligation............     9,802       6,728     1,439         1,270
Amortization of prior service cost.............       427         394      (129)         (104)
Expected return on plan assets.................   (15,748)    (11,227)       --            --
Recognized actuarial (gain)/loss...............    (6,549)     (5,355)      (51)          (28)
                                                 --------    --------    ------        ------
     Net periodic benefit cost (credit)........  $ (5,137)   $ (3,691)   $2,169        $1,971
                                                 ========    ========    ======        ======

     A comparison of the pension benefit obligation and pension assets at December 31, 2001 and 2000 for all of NRG's plans on a combined basis is as follows:

RECONCILIATION OF FUNDED STATUS

                                                         PENSION BENEFITS          OTHER BENEFITS
                                                       ---------------------    --------------------
                                                         2001         2000        2001        2000
                                                       ---------    --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Benefit obligation at Jan. 1.......................    $  90,572    $ 24,289    $ 18,194    $    421
Service cost.......................................        6,931       5,769         910         833
Interest cost......................................        9,802       6,728       1,439       1,270
Employee contributions.............................          570          --           7           6
Plan amendments....................................        1,446          --        (278)         --
Actuarial (gain)/loss..............................        8,407       5,357       1,806        (755)
Acquisitions.......................................       31,404      52,800       3,212      16,445
Benefit payments...................................       (6,402)     (4,371)       (107)        (26)
                                                       ---------    --------    --------    --------
Benefit obligation at Dec. 31......................    $ 142,730    $ 90,572    $ 25,183    $ 18,194
                                                       =========    ========    ========    ========
Fair value of plan assets at Jan. 1................    $ 171,177    $ 47,078    $     --    $     --
Actual return on plan assets.......................       (4,424)     90,058          --          --
Employee contributions.............................           --          --           7           6
Employer contributions.............................           14          --         100          20
Benefit payments...................................       (6,402)     (4,371)       (107)        (26)
Acquisitions.......................................       17,334      38,412          --          --
                                                       ---------    --------    --------    --------
  Fair value of plan assets at Dec. 31.............    $ 177,699    $171,177    $     --    $     --
                                                       =========    ========    ========    ========
Funded status at Dec. 31 - excess of assets over
  obligation.......................................    $  35,376    $ 80,605    ($25,183)   ($18,194)
Unrecognized prior service cost....................        5,400       4,381      (1,497)     (1,348)
Unrecognized net gain..............................      (65,031)    (98,874)      1,419      (2,106)
                                                       ---------    --------    --------    --------
Accrued asset (liability) at Dec. 31...............    $ (24,255)   $(13,888)   ($25,261)   ($21,648)
                                                       =========    ========    ========    ========

AMOUNT RECOGNIZED IN THE BALANCE SHEET

                                                    PENSION BENEFITS         OTHER BENEFITS
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
                                                             (THOUSANDS OF DOLLARS)
Accrued benefit liability.....................    $(24,255)   $(13,888)   $(25,261)   $(18,199)
Intangible asset..............................      (1,121)         --          --          --
                                                  --------    --------    --------    --------
Net amount recognized -- asset (liability)....    $(25,376)   $(13,888)   $(25,261)   $(18,199)
                                                  ========    ========    ========    ========

                                                              PENSION BENEFITS    OTHER BENEFITS
                                                              ----------------    --------------
                                                               2001      2000     2001     2000
                                                              ------    ------    -----    -----
Weighted-average assumption as of December 31,
Discount Rate.............................................     7.25      7.75      7.25     7.75
Expected return on plan assets............................     9.50      8.50      9.00     8.00
Rate of compensation increase.............................     4.50      4.50        --       --

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                               1-PERCENTAGE-      1-PERCENTAGE-
                                                               POINT INCREASE     POINT DECREASE
                                                               --------------     --------------
Effect on total of service and interest cost components.....       $  304            $  (217)
Effect on postretirement benefit obligation.................        2,620             (2,086)

     NRG Energy participates in Xcel Energy's defined contribution 401(K) plan that covers substantially all employees. Total contributions to the plan were approximately $1.7 million, $1.1 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NRG EQUITY PLAN

     During 1998 and 1999, NRG Energy's employees were eligible to participate in its Equity Plan (the Plan). The Plan granted, to employees, phantom equity units that were intended to simulate Stock options. Grant size was based on the participant's position in NRG Energy and base salary. Equity unit valuations were performed annually by an outside valuation firm. The value of an equity unit was the approximate value per share of NRG Energy's stockholder equity as of the valuation date, less the value of Xcel Energy's (formerly NSP) equity investments. The units were awarded to employees annually at the respective year's calculated share price (grant price). The Plan provided employees with a cash pay out for the unit's appreciation in value over the vesting period. The Plan had a seven year vesting schedule with actual payments beginning after the end of the third year and continuing at 20% each year for the subsequent five years. During 2001, 2000 and 1999, NRG Energy recorded compensation expense of approximately $0, $6.0 million and $13.0 million, respectively, for the Plan.

     The Plan included a change of control provision, which allowed all shares to vest if NRG Energy's ownership were to change. Subsequent to the completion of NRG Energy's initial public offering in June 2000, the Plan was converted to a new stock option plan (see Note 14).

401(K) PLANS

     NRG Energy also assumed several contributory, defined contribution employee savings plans as a result of its 2000 and 1999 acquisition activity. These plans comply with Section 401(k) of the Internal Revenue Code and cover substantially all of our employees who are not covered by Xcel Energy's 401(k) Plan. NRG Energy matches specified amounts of employee contributions to the plan. Employer contributions made to these plans were approximately $1.5 million, $1.1 million and $0.3 million in 2001, 2000 and 1999, respectively.

PENSION AND OTHER BENEFITS -- 2001 ACQUISITIONS

     During 2001, NRG Energy acquired several generating assets and assumed benefit obligations for a number of employees associated with those acquisitions. The plans assumption included noncontributory defined benefit pension plans, matched 401(k) savings plans, and contributory post-retirement welfare plans. Of the 2001 acquisitions where these obligations were assumed, approximately 79% percent of such employees are represented by one local union under collective bargaining agreements, which expire on July 1, 2004. Plan liability and expense amounts for these acquisitions are included in the pension and postretirement health care amounts shown above.

PENSION AND OTHER BENEFITS

     NRG Energy assumed the Hsin Yu Energy Development Co., LTD. defined pension obligation upon NRG Energy's approximate 60% acquisition of Hsin Yu Development Co. LTD during fiscal year 2001. The approximate net periodic benefit cost for the year related to this plan was $0.07 million.

     NRG Energy also assumed the pension obligation related to Killingholme due to NRG Energy's acquisition of the gas-fired combined cycle, baseload facility in March of 2000. Pension costs relating to this plan for FY 2001 were approximately $0.5 million.

NOTE 12 -- SALES TO SIGNIFICANT CUSTOMERS

     During 2001, sales to two customers accounted for 26.7% and 13.8% of total revenues from majority owned operations in 2001. During 2000, sales to two customers accounted for 22.2% and 12.2% of total revenues from majority owned operations in 2000. Sales to three customers accounted for 21.0%, 19.7% and 10.5% of total revenues from majority owned operations in 1999.

NOTE 13 -- FINANCIAL INSTRUMENTS

     The estimated December 31 fair values of NRG Energy's recorded financial instruments are as follows:

                                                             2001                       2000
                                                   ------------------------    -----------------------
                                                    CARRYING        FAIR        CARRYING       FAIR
                                                     AMOUNT        VALUE         AMOUNT        VALUE
                                                   ----------    ----------    ----------    ---------
                                                                     (IN THOUSANDS)
Cash and Cash equivalents......................    $  186,107    $  186,107    $   95,243    $  95,243
Restricted cash................................       161,842       161,842        12,135       12,135
Notes receivable, including current portion....       777,602       777,602        77,012       77,012
Long-term debt, including current portion......     8,343,986     8,217,452     3,797,318    3,838,627

     For cash and cash equivalents and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of notes receivable is based on expected future cash flows discounted at market interest rates. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues.

DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency exchange rates

     At December 31, 2001 and 2000, NRG Energy had various foreign currency exchange instruments with combined notional amounts of $46.3 million and $8.8 million, respectively. These foreign currency exchange instruments were hedges of expected future cash flows. If the hedges had been terminated at December 31, 2001 and 2000, NRG Energy would have owed the counterparties $2.4 million and $0.7 million, respectively.

Interest rates

     At December 31, 2001 and 2000, NRG Energy had various interest-rate swap agreements with combined notional amounts of $2.4 billion and $530 million, respectively. These contracts are used to manage NRG Energy's exposure to changes in interest rates. If these swaps had been terminated at December 31, 2001 and 2000, NRG Energy would have owed the counterparties $81.5 million and $28.9 million, respectively.

Energy related commodities

     At December 31, 2001 and 2000 NRG Energy had various energy related commodities financial instruments with combined notional amounts of $1.0 billion and $309.0 million, respectively. These financial instruments take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. These contracts are used to manage NRG Energy's exposure to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. If these contracts were terminated at December 31, 2001 and 2000, NRG Energy would have received $224.1 million and $52.8 million from counterparties, respectively.

Credit Risk

     Management believes that NRG Energy's exposure to credit risk due to nonperformance by the counter-parties to its hedging contracts is insignificant, based on the investment grade rating of the counterparties. Counter-parties consist principally of financial institutions and major energy companies. NRG Energy actively manages its exposure to counter-party risk. NRG Energy has an established credit policy in place to minimize overall credit risk. Important elements of this policy include ongoing financial reviews of all counterparties, established credit limits, as well as monitoring, managing and mitigating credit exposure.

Enron Bankruptcy

     During the fourth quarter of 2001, NRG Energy recorded a net after-tax expense of approximately $6.7 million related to Enron Corp.'s bankruptcy. This amount includes a $14.2 million after-tax charge to establish bad debt reserves, which was partially offset by a $7.5 million after-tax gain on a credit swap agreement entered into as part of NRG Energy's credit risk management program. NRG Energy has fully provided for its exposure to Enron; however, as with any receivable, NRG Energy will pursue collection of all amounts outstanding through the ordinary course of business.

     In addition, an Enron subsidiary, NEPCO, is serving as the construction contractor for two greenfield development projects, the Kendall and Nelson projects (2,336 MW combined) currently under construction in Illinois. Enron guaranteed NEPCO's obligations under the construction contracts. To date, the actual construction and engineering work on both projects has continued without disruption and NRG Energy expects the projects to achieve commercial operations on schedule. NRG Energy believes its overall construction costs for these two projects will increase by approximately $22 per kilowatt, as a result of the need to restructure the underlying construction contracts following the Enron bankruptcy.

NOTE 14 -- CAPITAL STOCK

SALE OF STOCK

     In March 2001, NRG Energy completed the sale of 18.4 million shares of common stock for an initial price of $27 per share. The offering was completed with all 18.4 million shares of common stock being sold including the over-allotment shares of 2.4 million. NRG Energy received gross proceeds from the issuance of $496.6 million. Net proceeds from the issuance were $473.4 million after deducting underwriting discounts, commissions and estimated offering expenses. The net proceeds were used in part to reduce amounts outstanding under NRG Energy's short-term bridge credit agreement, which was used to finance in part NRG Energy's acquisition of the LS Power assets. At December 31, 2001, there were approximately 50,939,875 shares of common stock, and 147,605,000 shares of Class A common stock issued and outstanding.

     In June 2000, NRG Energy sold 32.4 million shares of common stock at $15 per share. Net proceeds from the offering were $453.7 million. NRG Energy has authorized capital stock consisting of 550,000,000 shares of common stock, and 250,000,000 shares of Class A common stock. At December 31, 2000, there were approximately 32,396,000 shares of common stock, and 147,605,000 shares of Class A common stock issued and outstanding.

INCENTIVE COMPENSATION PLAN

     In June 2000, NRG Energy adopted a new incentive compensation plan (the New Stock Plan), which was approved by shareholders in June 2001 and which will be administered by a committee appointed by the Board of Directors. The New Stock Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock, performance units, performance shares, or cash based awards as determined by the Board of Directors. All officers, certain other employees, and non-employee directors are eligible to participate in the plan. Nine million shares of common stock are authorized for issuance under the Stock Plan. Initially, only stock option grants will be made to certain officers, independent directors and employees under the plan.

     Each new option granted is valued at the fair market value per share at date of grant. The difference between the option price and the market value of the stock at the date of grant, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. Options granted prior to June 2001 vest over a period of five years, with 25% vesting in each of the years two through five and generally expire ten years from the date of grant. Options granted in June 2001 and subsequently, vest over a four year period, with 25% vesting each year and generally expire ten years from the date of grant. The board's independent directors' options vested immediately upon being granted. The average exercise price of vested options at December 31, 2001 and 2000 was $14.39 and $9.51, respectively, all of which were granted in replacement of units previously outstanding under the equity plan. Compensation expense related to options granted totaled $1.9 million and $7.3 million, for the year ended December 31, 2001 and 2000, respectively.

     At December 31, 2000, no employee stock options were exercisable. Other options currently granted under the equity plan will fully vest periodically and become exercisable through the year 2005 at prices ranging from $5.75 to $17.25. Stock option transactions were (shares in thousands):

                                                                            WEIGHTED-
                                                                             AVERAGE
                                                                             EXERCISE
                                                                SHARES        PRICE
                                                                ------      ---------
Outstanding at January 1, 2000..............................       --         $   --
Granted.....................................................    4,304           9.51
Exercised...................................................       --             --
Canceled or expired.........................................       --             --
Other, contingent share issuance............................       --             --
                                                                -----         ------
Outstanding at December 31, 2000............................    4,304           9.51
                                                                -----         ------
Exercisable December 31, 2000...............................       --         $   --
                                                                -----         ------
Outstanding at January 1, 2001..............................    4,304         $ 9.51
Granted.....................................................    3,437          20.19
Exercised...................................................     (145)          6.97
Canceled or expired.........................................     (169)         14.66
Other, contingent share issuance............................       --             --
                                                                -----         ------
Outstanding at December 31, 2001............................    7,427          14.39
                                                                -----         ------
Exercisable at December 31, 2001............................    1,368           7.45
                                                                -----         ------

     The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands of shares):

                                                               OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                                             -----------------------    ------------------------
                                                             WEIGHTED-
                                                              AVERAGE      WEIGHTED-                   WEIGHTED-
                                                             REMAINING      AVERAGE                     AVERAGE
                                                 TOTAL          LIFE       EXERCISE        TOTAL       EXERCISE
         RANGE OF EXERCISE PRICES             OUTSTANDING    (IN YEARS)      PRICE      EXERCISABLE      PRICE
         ------------------------             -----------    ----------    ---------    -----------    ---------
$ 3.18 - $ 6.36...........................         635          1.7         $ 5.75           329        $ 5.75
$ 6.36 - $ 9.54...........................       2,371          5.0           8.14         1,024          7.77
$ 9.54 - $15.90...........................       2,211          9.1          14.43            --            --
$15.90 - $19.08...........................          62          9.4          17.77            --            --
$19.08 - $22.26...........................          36          9.5          21.45            --            --
$22.26 - $25.44...........................       2,050          9.3          23.49            15         22.95
$25.44 - $28.62...........................           2          8.6          25.62            --            --
$28.62 - $31.80...........................          60          9.2          31.80            --            --
                                                 -----          ---         ------         -----        ------
  Total...................................       7,427          7.2         $14.39         1,368        $ 7.45
                                                 =====          ===         ======         =====        ======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2001 and 2000.

                                                                2001     2000
                                                                -----    -----
Dividends per year..........................................       --       --
Expected volatility.........................................    60.54    50.26
Risk-free interest rate.....................................     5.47     5.01
Expected life (years).......................................        7        7

     Using the Black-Scholes option-pricing model, the weighted-average fair value of NRG Energy's stock options granted for 2001 and 2000 is $13.26 and $14.38 per share, respectively.

     NRG Energy accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), NRG Energy's net income and per share amounts would have approximated the following pro forma amounts for the years ended December 31:

                                                                                 2001        2000
                                                                               --------    --------
Net income..................................................    As reported    $265,204    $182,935
                                                                  Pro Forma    $260,404     182,279
Earnings per share data:
Basic earnings per share....................................    As reported    $   1.36    $   1.10
                                                                  Pro Forma        1.34        1.10
Diluted earnings per share..................................    As reported        1.35        1.10
                                                                  Pro Forma        1.33        1.09

     The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for the years ended December 31, 2001 and 2000 are not likely to be representative of the pro forma effects on net income and earnings per share in future years for the following reasons: 1) the number of future shares to be issued under this plan is not known, 2) the effect of an additional year of vesting no options granted in prior years is not considered in the assumptions as of December 31, 2001 and 3) the assumptions used to determine the fair value can vary significantly.

NOTE 15 -- EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of Class A common stock and common stock shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the issuance of common stock in the future due to the outstanding warrants (11.5 million shares) to buy NRG Energy common stock issued in connection with NRG Energy's Corporate Units issuance in March 2001 is calculated using the treasury stock method. The reconciliation of basic earnings per common share to diluted earnings per share is shown in the following table (in thousands, except per share data):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------
                                         2001                             2000                            1999
                            ------------------------------   ------------------------------   -----------------------------
                                                 PER SHARE                        PER SHARE                       PER SHARE
                             INCOME    SHARES     AMOUNT      INCOME    SHARES     AMOUNT     INCOME    SHARES     AMOUNT
                             ------    ------    ---------    ------    ------    ---------   ------    ------    ---------
Basic earnings per share
  Income before
    extraordinary items...  $265,204   194,929    $ 1.36     $182,935   165,861     $1.10     $57,195   147,605     $.39
  Effect of dilutive
    securities:
Warrants (corporate
  units)..................        --        --        --           --        --        --          --        --       --
    Stock options.........        --     1,510    $(0.01)          --     1,128        --          --        --       --
                            --------   -------    ------     --------   -------     -----     -------   -------     ----
Diluted earnings per
  share...................  $265,204   196,439    $ 1.35     $182,935   166,989     $1.10     $57,195   147,605     $.39
                            ========   =======    ======     ========   =======     =====     =======   =======     ====

     As of December 31, 2001, 2000 and 1999, 2,077,180, 2,700 and 0 options, respectively, have been excluded from the dilutive calculation above as their exercise price exceeded the average fair market value of NRG Energy's common stock.

NOTE 16 -- CASH FLOW INFORMATION

     Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                               2001           2000          1999
                                                            -----------    ----------    ----------
                                                                    (THOUSANDS OF DOLLARS)
Interest paid (net of amount capitalized)...............    $   385,885    $  248,325    $   82,891
Taxes paid/(refunds)....................................    $    57,055    $   20,923    $  (54,384)
                                                            -----------    ----------    ----------
Detail of businesses and assets acquired:
  Current assets (including restricted cash)............    $   184,874    $   97,970    $  110,821
  Fair value of non-current assets......................      4,779,530     1,896,113     1,433,370
  Liabilities assumed, including deferred taxes.........     (2,151,287)      (81,126)      (24,826)
                                                            -----------    ----------    ----------
  Cash paid net of cash acquired........................    $ 2,813,117    $1,912,957    $1,519,365
                                                            ===========    ==========    ==========

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     NRG Energy leases certain of its facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2010. Rental expense under these operating leases was $9.7 million, $2.3 million and $2.2 million in 2001, 2000 and 1999, respectively. Future minimum lease commitments under these leases for the years ending after December 31, 2001 are as follows:

                                                                (THOUSANDS OF
                                                                  DOLLARS)
                                                                -------------
2002........................................................       $10,742
2003........................................................         9,844
2004........................................................         9,267
2005........................................................         8,355
2006........................................................         7,956
Thereafter..................................................        41,615
                                                                   -------
  Total.....................................................       $87,779
                                                                   =======

CAPITAL COMMITMENTS

     NRG Energy's management expects future capital expenditures related to projects listed below, as well as construction and the purchase of turbines, to total approximately $7.5 billion in the years 2002 through 2006. NRG Energy anticipates funding its ongoing capital requirements through the issuance of debt, equity and equity like instruments, preferred stock and operating cash flows.

     NRG Energy has contractually agreed to the monetization of certain tax credits generated from landfill gas sales through the year 2007.

     FirstEnergy. In November 2001, NRG Energy signed purchase agreements to acquire or lease four coal-fired generating facilities totaling approximately 2,535 MW and two ash disposal sites from subsidiaries of FirstEnergy Corporation. The four generating facilities are located in Ohio, along the shore of Lake Erie, and are the approximately 376 MW Ashtabula facility in Ashtabula, Ohio, the approximately 249 MW Lake Shore facility in downtown Cleveland, the approximately 1,262 MW Eastlake facility near Cleveland and the approximately 648 MW Bay Shore facility near Toledo. NRG Energy is also acquiring all of the equity interests in Bay Shore Power Company, which is a subsidiary of FirstEnergy and the owner of a 136 MW petroleum coke-fired steam generating project currently undergoing testing and commissioning on the Bay Shore facility site. NRG Energy is working to close these acquisitions in the second quarter of 2002. In connection with the acquisition of these facilities, NRG Energy is entering into a Transition Power Purchase Agreement with FirstEnergy, pursuant to which NRG Energy will supply to FirstEnergy approximately 95% of the output from the facilities through 2005.

     Conectiv. In June 2001, NRG Energy extended purchase agreements that were entered into with a subsidiary of Conectiv to acquire 794 MW of coal and oil-fired electric generating capacity and other assets in New Jersey and Pennsylvania, including an additional 66 MW of the Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. By their terms these purchase agreements became terminable by either party after February 28, 2002, and on April 1, 2002 NRG Energy exercised its right to terminate the agreements.

CALIFORNIA LIQUIDITY CRISIS

     NRG Energy's California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

     In March 2001, the California PX filed for bankruptcy under Chapter Eleven of the Bankruptcy Code, and in April 2001, Pacific Gas & Electric Company (PG&E) also filed for bankruptcy under Chapter Eleven. PG&E's filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy's California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California Power Exchange's (PX) ability to repay its debt is dependent on the extent to which it receives payments from PG&E and SCE. On December 21, 2001, the California bankruptcy court affirmed the Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso's agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of all past due amounts totaling $49.6 million, plus interest. The first payment of $6.2 million, including accrued interest, was received on December 31, 2001.

     NRG Energy's share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $85.1 million as of December 31, 2001 compared to $101.8 million at December 31, 2000. These amounts reflect NRG Energy's share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributed to cash collections from the California ISO during the fourth quarter of 2001.

CONTRACTUAL COMMITMENTS

     In connection with the acquisition of certain generating facilities NRG Energy entered into various long-term transition agreements and standard offer agreements that obligated NRG Energy to provide its customers, primarily the previous owners of the acquired facilities, with a certain portion of the energy and capacity output of the acquired facilities.

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

     Also during 2000, NRG Energy acquired the Flinders Power operations in South Australia. Upon the closing of the acquisition, NRG Energy assumed a gas purchase and sales agreement relating to the Osborne generating plant with a remaining life of 18-years. These agreements require NRG Energy to purchase a specified quantity of natural gas from a third party supplier at a fixed price for 18-years and resell the natural gas to Osborne at a fixed price for 13-years. The sales price is substantially lower than the purchase price. NRG Energy has recorded the liability associated with this out of the market contract in the amount of approximately $66 million in other long-term obligations and deferred income on its balance sheet. In addition, NRG Energy has entered into a contract for differences agreement which provides for the sale of energy into the South Australian power pool through the year 2002. The agreement provides for a swap of the variable market price to a fixed price.

     During 2001, NRG Energy acquired a portfolio of projects located in Delaware, Maryland and Pennsylvania from Conectiv. Upon closing of the acquisition, NRG Energy assumed a power purchase agreement. This agreement, which is not project specific, requires NRG Energy to deliver and Conectiv to purchase 500 MW of electric energy around the clock at a specified price through 2005. The sales price of the contracted electricity was substantially lower than the fair value that the electricity on the merchant market at the date of acquisition. NRG Energy has recorded the liability associated with the out of market contract on the balance sheet in the amount of approximately $89.4 million as of December 31, 2001. Approximately $45.1 million is recorded in other current liabilities and approximately $44.3 million in other long-term obligations and deferred income. The difference will be amortized into income over the life of the agreement.

ENVIRONMENTAL REGULATIONS

     As part of acquiring existing generating assets, NRG Energy has inherited environmental liabilities. Generally, potential liabilities are identified and researched during due diligence processes and funds are reserved in the financial pro forma to address them as circumstances dictate. Often, potential implementation plans are changed, delayed or abandoned due to one or more of the following conditions: (a) extended negotiations with regulatory agencies, (b) a delay in promulgating rules critical to dictating the design of expensive control systems, (c) changes in governmental/regulatory personnel, (d) changes in governmental priorities (i.e., events of September 11th, 2001), or (e) selection of a less expensive compliance option than originally envisioned. The following paragraphs present an update on capital investments associated with existing environmental liabilities.

                               WEST COAST REGION

     Environmental expenditures at the Encina Generating Station include the installation of Selective Catalytic Reduction (SCR) emission control technology on all five units. These SCRs are mandated by the San Diego County Air Pollution Control District Rule 69 and by the December 13, 2001 Rule 69 Regular Variance Order 3732. Units 4 & 5 were retrofit with SCRs beginning in late 2001 and scheduled to end in spring 2002. SCR emission control installations on Units 1, 2 & 3 are scheduled to be phased in beginning in fall 2002 and ending in spring 2003. The cost for all five SCR retrofits is estimated at approximately $39 million.

                                NORTHEAST REGION

     The total budgeted capital expenditures during the first 5 years of the Con-Ed, NIMO, Somerset and CLP assets acquired by NRG Energy were in the range of $60 million dollars. During the years 1999-2001, NRG Energy recorded approximately $4 million of expenditures on environmental matters related to inherited liabilities associated with these assets. These expenditures were incurred as a result of moving forward with efforts to address NRG Energy's inherited remedial obligations, studies related to establishing strategies for complying with the NO(X) budget program, and other matters required as part of consent orders transferred to NRG Energy as part of acquisition packages. As the company progresses in its negotiations to close out consent order issues, an increased rate of expenditure is anticipated. NRG Energy estimates approximately $7.5 million to close out the remaining issues associated with remedial investigations/clean-ups at Somerset, Arthur Kill, Astoria, Middletown, Norwalk Harbor, Devon, and Montville. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. As of December 31, 2001 and 2000, NRG Energy has established such accruals in the amount of approximately $5.0 million and $6.0 million, respectively. NRG Energy has not used discounting in determining its accrued liabilities for environmental remediation and no claims for possible recovery from third party issuers or other parties related to environmental costs have been recognized in NRG Energy's consolidated financial statements. NRG Energy adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information. During the years 2001, 2000 and 1999, NRG Energy recorded expenses of approximately $15.3 million, $3.4 million and $0.3 million of expenditures related to environmental matters, respectively.

     The balance of the estimated $60 million in capital expenditures over the next five years is most notably for landfill construction, installation of NO(X) controls, installation of best available technology for minimizing environmental impacts associated with impingement and entrainment of fish and larvae, particulate matter control improvements, and spill prevention controls.

                              MID-ATLANTIC REGION

     Capital expenditures over the next five years related to resolving environmental concerns at the Indian River Generating Station are centered around possible closure of the existing landfill and construction of a new cell(s) to replace it, possible addition of a cooling tower, and the addition of controls to reduce NO(X) emissions. Currently, cost estimates for addressing the first two items vary widely with NRG Energy's success in selling ash and in NRG Energy's negotiations with the Delaware Natural Resources and Environment Commission (DNREC). If ash sales are poor, it is estimated that NRG Energy could spend up to $11 million over the five-year timeframe to close/construct sections of the landfill; if sales are robust, expenditures related to closure/construction are expected to be minimal. In the unlikely event NRG Energy is unable reach agreement with DNREC on extension of a variance, NRG Energy estimates a $40 million cooling tower could be required; if negotiations are successful, a cooling tower can be avoided.

     NRG Energy has also budgeted funds for installation of NO(X) controls at both the Indian River and Vienna Generating Stations.

                              SOUTH CENTRAL REGION

     Approximately $35 million over the next five years has been budgeted for the addition of NO(X) controls to Units 1-3 at Big Cajun II; $5-10 million over the same time period is for NO(X) controls on the steam boilers at Big Cajun I. Approximately $4-5 million will be spent over the next two years to reduce particulate matter emissions during start-up of the Big Cajun II boilers and $3-5 million for expanding the existing bottom ash pond at the Big Cajun II plant site.

                              NORTH CENTRAL REGION

     No capital expenditures related to environmental liabilities have been budgeted at this time.

LEGAL ISSUES

New York Environmental Litigation

     In January 2002 the New York Attorney General and the New York Department of Environmental Control filed suit in the western district of New York against NRG Energy and Niagara Mohawk Power Corporation, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy's assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner's failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements.

     In July 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC. Niagara Mohawk Power Corporation requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against Niagara Mohawk Power Corporation, and the parties have exchanged discovery requests.

California Litigation

     NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in San Diego, California in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the people of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy's West Coast power partnership with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

     Although the complaints contain a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Coordinating Council and otherwise. The complaints allege that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California have been consolidated and assigned to the presiding judge of the San Diego County Superior Court, and a pretrial conference has been scheduled for March 2002. While these cases are in too preliminary a stage to speculate on their outcome, if they were ultimately resolved adversely to the defendants it could have a material adverse effect on NRG Energy's results of operations and financial condition.

Shareholder Litigation

     On February 15, 2002, Xcel Energy announced its intention to commence an exchange offer to acquire all of the outstanding publicly held shares of NRG Energy. On the same day, eight separate civil actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by owners of NRG common stock, against Xcel Energy, NRG Energy, and NRG Energy's directors. The complaints contain a number of allegations, but the basic claim is that Xcel proposes to acquire the remaining ownership of NRG for inadequate consideration and without full and complete disclosure of all material information, in breach of defendants' fiduciary duties. The complaints request the court to enjoin the proposed transaction and, in the event the exchange offer is consummated, to award damages to plaintiffs.

NOTE 18 -- SEGMENT REPORTING

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Independent Power Generation outside North America (Europe, Asia Pacific and Other Americas regions), Alternative Energy and Thermal projects. NRG Energy's Revenues from majority owned operations attributable to Europe and Asia Pacific primarily relate to operations in the United Kingdom and Australia, respectively. These segments are distinct components with separate operating results and management structures in place. The "Other" category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments.

                                                                        POWER GENERATION
                                                      ----------------------------------------------------
                                                                                                  OTHER
                                                      NORTH AMERICA    EUROPE    ASIA PACIFIC    AMERICAS
                                                      -------------    ------    ------------    --------
                                                                     (THOUSANDS OF DOLLARS)
2001
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations.............   $1,835,221     $490,885     $239,085     $   34,690
Inter-segment revenues..............................           --          --            --             --
Equity in earnings of unconsolidated affiliates.....      187,579      31,977        13,228          3,886
                                                       ----------     --------     --------     ----------
Total operating revenues and equity earnings........    2,022,800     522,862       252,313         38,576
                                                       ----------     --------     --------     ----------
Operating Income....................................      563,584     113,038        22,252         12,608
                                                       ----------     --------     --------     ----------
Net Income..........................................   $  261,317     $64,345      $ 12,427     $    1,381
                                                       ==========     ========     ========     ==========

                                                       ALTERNATIVE
                                                         ENERGY        THERMAL        OTHER         TOTAL
                                                       -----------     -------        -----         -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations.............   $   77,629     $  108,319    $   10,920    $2,796,749
Inter-segment revenues..............................        1,859             --            --         1,859
Equity in earnings of unconsolidated affiliates.....      (26,638)            --            --       210,032
                                                       ----------     ----------    ----------    ----------
Total operating revenues and equity earnings........       52,850        108,319        10,920     3,008,640
                                                       ----------     ----------    ----------    ----------
Operating Income....................................      (25,688)        18,666        10,362       714,822
                                                       ----------     ----------    ----------    ----------
Net Income (Loss)...................................   $   35,013     $   10,219    $ (119,498)   $  265,204
                                                       ==========     ==========    ==========    ==========

     Total assets as of December 31, 2001, for North America, Europe, Asia Pacific and Other Americas total $9.6 billion, $1.9 billion, $882 million and $508 million, respectively.

                                                                        POWER GENERATION
                                                     ------------------------------------------------------
                                                                                                   OTHER
                                                     NORTH AMERICA     EUROPE     ASIA PACIFIC    AMERICAS
                                                     -------------     ------     ------------    --------
                                                                     (THOUSANDS OF DOLLARS)
2000
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations............   $1,578,706     $  197,718    $   94,681    $      291
Inter-segment revenues.............................           --             --            --            --
Equity in earnings of unconsolidated affiliates....      138,655          9,098         3,456         5,704
                                                      ----------     ----------    ----------    ----------
Total operating revenues and equity earnings.......    1,717,361        206,816        98,137         5,995
                                                      ----------     ----------    ----------    ----------
Operating Income...................................      596,919         32,573         6,297         2,268
                                                      ----------     ----------    ----------    ----------
Net Income.........................................   $  241,846     $    9,706    $    9,343    $    3,607
                                                      ==========     ==========    ==========    ==========

                                                      ALTERNATIVE
                                                        ENERGY        THERMAL        OTHER         TOTAL
                                                      -----------     -------        -----         -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations............   $   39,379     $   87,802    $   17,789    $2,016,366
Inter-segment revenues.............................        2,256             --            --         2,256
Equity in earnings of unconsolidated affiliates....      (17,300)          (249)           --       139,364
                                                      ----------     ----------    ----------    ----------
Total operating revenues and equity earnings.......       24,335         87,553        17,789     2,157,986
                                                      ----------     ----------    ----------    ----------
Operating Income (Loss)............................      (28,898)        20,303       (56,389)      573,073
                                                      ----------     ----------    ----------    ----------
Net Income (Loss)..................................   $   14,637     $    7,590    $ (103,794)   $  182,935
                                                      ==========     ==========    ==========    ==========

     Total assets as of December 31, 2000, for North America, Europe, Asia Pacific and Other Americas total $4.4 billion, $828 million, $599 million and $141 million, respectively.

                                                                      POWER GENERATION
                                                      -------------------------------------------------
                                                                                                OTHER
                                                      NORTH AMERICA   EUROPE    ASIA PACIFIC   AMERICAS
                                                      -------------   ------    ------------   --------
                                                                   (THOUSANDS OF DOLLARS)
1999
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations.............    $319,598      $   --      $  3,155     $    189
Inter-segment revenues..............................          --          --            --           --
Equity in earnings of unconsolidated affiliates.....      31,052      22,840         9,915        5,879
                                                        --------      -------     --------     --------
Total operating revenues and equity earnings........     350,650      22,840        13,070        6,068
                                                        --------      -------     --------     --------
Operating Income....................................     114,628       9,168         7,901        2,916
                                                        --------      -------     --------     --------
Net Income (Loss)...................................    $ 71,850      $9,509      $ 15,028     $  3,502
                                                        ========      =======     ========     ========

                                                       ALTERNATIVE
                                                         ENERGY       THERMAL      OTHER        TOTAL
                                                       -----------    -------      -----        -----
OPERATING REVENUES AND EQUITY EARNINGS
Revenues from majority-owned operations.............    $ 26,934      $76,277     $  5,402     $431,555
Inter-segment revenues..............................         963          --            --          963
Equity in earnings of unconsolidated affiliates.....      (2,205)         19            --       67,500
                                                        --------      -------     --------     --------
Total operating revenues and equity earnings........      25,692      76,296         5,402      500,018
                                                        --------      -------     --------     --------
Operating Income (Loss).............................     (13,288)     18,746       (30,551)     109,520
                                                        --------      -------     --------     --------
Net Income (Loss)...................................    $ 10,243      $6,506      $(59,443)    $ 57,195
                                                        ========      =======     ========     ========

     All operating revenues are from external customers located in the United States except $764.7 million and $292 million of revenues in 2001 and 2000, respectively, which came from external customers outside of the United States. NRG Energy's equity in earnings of unconsolidated affiliates, primarily independent power projects, includes $54.1 million in 2001, $19.2 million in 2000 and $38.6 million in 1999 from non-regulated projects located outside of the United States. NRG Energy's investments in affiliates outside of the United States were $519 million in 2001, $566 million in 2000 and $606 million in 1999. In addition, NRG Energy's majority owned foreign assets of $2.8 billion in 2001 and $796 million in 2000, contributed earnings of $49.2 million in 2001, $30.1 million in 2000 and $0 in 1999.

     Total assets as of December 31, 1999, for North America, Europe, Asia Pacific and Other Americas total $2.8 billion, $179 million, $346 million and $117 million, respectively.

NOTE 19 -- JOINTLY OWNED PLANTS

     On March 31, 2000, NRG Energy acquired a 58% interest in the Big Cajun II, Unit 3 generation plant. Entergy Gulf States owns the remaining 42%. Big Cajun II, Unit 3 is operated and maintained by Louisiana Generating pursuant to a joint ownership participation and operating agreement. Under this agreement,

Louisiana Generating and Entergy Gulf States are each entitled to their ownership percentage of the hourly net electrical output of Big Cajun II, Unit
3. All fixed costs are shared in proportion to the ownership interests. Fixed costs include the cost of operating common facilities. All variable costs are incurred in proportion to the energy delivered to the owners. NRG Energy's income statement includes its share of all fixed and variable costs of operating the unit. NRG Energy's 58% share of the original cost included in Property, Plant and Equipment and construction in progress at December 31, 2001 and 2000, was $179.6 million and $179.1 million, respectively. The corresponding accumulated depreciation and amortization at December 31, 2001 and 2000, was $7.8 million and $3.4 million, respectively.

     In August 2001, NRG Energy completed the acquisition of a 77% interest in the 520 MW gas fired electric generating facility located in McClain County, Oklahoma from Duke energy North America LLC (McClain generating facility). The remaining 23% of the McClain generating facility is owned and operated by the Oklahoma Municipal Power Authority (OMPA) pursuant to a joint ownership and operating agreement. Under this agreement, NRG McClain LLC operates the facility and NRG Energy and OMPA are entitled to their ownership ratio of the net available output of the McClain facility. All fixed costs are shared in proportion to the ownership interests. All variable costs are incurred in proportion to the energy delivered to the owners. NRG Energy's income statement includes its share of all fixed and variable costs of operating the facilities. NRG Energy's 77% share of the original cost included in Property, Plant and Equipment and construction in progress at December 31, 2001 was $276.6 million. The corresponding accumulated depreciation and amortization at December 31, 2001, was $3.1 million.

     In June 2001, NRG Energy completed the acquisition of an approximately 3.7% interest in both the Keystone and Conemaugh coal-fired generating facilities. The Keystone and Conemaugh facilities are located near Pittsburgh, Pennsylvania and are jointly owned by a consortium of energy companies. NRG Energy purchase its interests from Conectiv, Inc. Keystone and Conemaugh are operated by GPU Generation, Inc. which sold its assets and operating responsibilities to Sithe Energies. Keystone and Conemaugh both consist of two operational coal-fired steam power units with a combined net output of 1,700 MW, four diesel units with a combined net output of 11 MW and an on-site landfill. The units are operated pursuant to a joint ownership participation and operating agreement. Under this agreement each joint owner is entitled to its ownership ratio of the net available output of the facility. All fixed costs are shared in proportion to the ownership interests. All variable costs are incurred in proportion to the energy delivered to the owners. NRG Energy's income statement includes its share of all fixed and variable costs of operating the facilities. NRG Energy's 3.70% and 3.72% share of the Keystone and Conemaugh facilities original cost included in Property, Plant and Equipment and construction in progress at December 31, 2001 was $52.9 million and $60.9 million, respectively. The corresponding accumulated depreciation and amortization at December 31, 2001, for Keystone and Conemaugh was $1.3 million and $1.5 million, respectively.

NOTE 20 -- DECOMMISSIONING FUNDS

     NRG Energy is required by the State of Louisiana Department of Environmental Quality ("DEQ") to rehabilitate NRG Energy's Big Cajun II ash and wastewater impoundment areas, subsequent to the Big Cajun II facilities' removal from service. On July 1, 1989, a guarantor trust fund (the "Solid Waste Disposal Trust Fund") was established to accumulate the estimated funds necessary for such purpose. Approximately $1.1 million was initially deposited in the Solid Waste Disposal Trust Fund in 1989, and $116,000 has been funded annually thereafter, based upon an estimated future rehabilitation cost (in 1989 dollars) of approximately $3.5 million and the remaining estimated useful life of the Big Cajun II facilities. Cumulative contributions to the Solid Waste Disposal Trust Fund and earnings on the investments therein are accrued as a decommissioning liability. At December 31, 2001 and 2000, the carrying value of the trust fund investments and the related accrued decommissioning liability was approximately $4.3 million and $3.9 million, respectively. The trust fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value.

NOTE 21 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     On January 1, 2001, NRG Energy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative instrument's change in fair value will be immediately recognized in earnings. NRG Energy also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative's gain or loss unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

     SFAS No. 133 applies to NRG Energy's long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates and foreign exchange contracts to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions. At December 31, 2001, NRG Energy had various commodity contracts extending through December 2003, and several fixed-price gas and electricity purchase contracts extending through 2018.

ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table summarizes the effects of SFAS No. 133 on NRG Energy's Other Comprehensive Income balance as of December 31, 2001:

                                                   ENERGY       INTEREST    FOREIGN
                                                 COMMODITIES      RATE      CURRENCY     TOTAL
                                                 -----------    --------    --------    --------
                                                         (GAINS/(LOSSES) IN $ THOUSANDS)
OCI balance at December 31, 2000.............     $     --      $    --     $    --     $     --
  Initial adoption of SFAS No. 133...........       (6,567)     (16,064)         --      (22,631)
  Unwound from OCI during period:
  - due to unwinding of previously deferred
    amounts..................................      (25,789)         662        (167)     (25,294)
  Mark to market of hedge contracts..........      167,224      (46,002)     (2,196)     119,026
                                                  --------      --------    -------     --------
OCI balance at December 31, 2001.............      134,868      (61,404)     (2,363)      71,101
                                                  ========      ========    =======     ========
Gains/(Losses) expected to unwind from OCI
  during next 12 months......................       24,157       (7,636)     (2,196)      14,325

     The adoption of SFAS No. 133 on January 1, 2001, resulted in an after-tax unrealized loss of $22.6 million recorded to OCI related to previously deferred net losses on derivatives designated as cash flow hedges. During the year ended December 31, 2001, NRG Energy reclassified gains of $25.3 million from OCI to current-period earnings. This amount is recorded on the same line in the statement of operations in which the hedged item is recorded. Also during the year ended December 31, 2001, NRG Energy recorded an after-tax gain in OCI of approximately $119.0 million related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of December 31, 2001 was an unrecognized gain of approximately $71.1 million. NRG Energy expects $14.3 million of the deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

STATEMENT OF OPERATIONS

     The following tables summarize the effects of SFAS No. 133 on NRG Energy's statement of operations for the period ended December 31, 2001:

                                                              ENERGY       FOREIGN
                                                            COMMODITIES    CURRENCY     TOTAL
                                                            -----------    --------    -------
                                                             (GAINS/(LOSSES) IN $ THOUSANDS)
Revenue from majority owned subsidiaries................      $(8,138)       $ --      $(8,138)
Equity in earnings of unconsolidated subsidiaries.......        4,662          --        4,662
Cost of operations......................................       17,556          --       17,556
Other income............................................           --         252          252
                                                              -------        ----      -------
     Total Statement of Operations impact before tax....      $14,080        $252      $14,332
                                                              =======        ====      =======

ENERGY RELATED COMMODITIES

     NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Certain of these transactions have been designated as cash flow hedges. NRG Energy has accounted for these derivatives by recording the effective portion of the cumulative gain or loss on the derivative instrument as a component of OCI in shareholders' equity. NRG Energy recognizes deferred gains and losses into earnings in the same period or periods during which the hedged transaction affects earnings. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

     No ineffectiveness was recognized on commodity cash flow hedges during the period ended December 31, 2001.

     NRG Energy's pre-tax earnings for the year ended December 31, 2001 were increased by an unrealized gain of $14.1 million associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the year ended December 31, 2001, NRG Energy reclassified gains of $25.8 million from OCI to current-period earnings and expects to reclassify an additional $24.2 million of deferred gains to earnings during the next twelve months on energy related derivative instruments accounted for as hedges.

INTEREST RATES

     To manage interest rate risk, NRG Energy has entered into interest-rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest-rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings as the underlying interest expense is incurred. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

     No ineffectiveness was recognized on interest rate cash flow hedges during the period ended December 31, 2001.

     During the year ended December 31, 2001, NRG Energy reclassified losses of $0.7 million from OCI to current-period earnings and expects to reclassify $7.6 million of deferred losses to earnings during the next twelve months on interest rate swaps accounted for as hedges.

FOREIGN CURRENCY EXCHANGE RATES

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

     No ineffectiveness was recognized on foreign currency cash flow hedges during the period ended December 31, 2001.

     NRG Energy's pre-tax earnings for the year ended December 31, 2001 were increased by an unrealized gain of $0.3 million associated with foreign currency hedging instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the year ended December 31, 2001, NRG Energy reclassified gains of $0.2 million from OCI to current period earnings and expects to reclassify $2.2 million of deferred losses to earnings during the next twelve months on foreign currency swaps accounted for as hedges.

NOTE 22 -- UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly unaudited financial data is as follows:

                                                                 QUARTER ENDED 2001
                                            -------------------------------------------------------------
                                             MAR 31     JUNE 30     SEPT 30      DEC 31     TOTAL YEAR(1)
                                            --------    --------    --------    --------    -------------
                                                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues and equity earnings............    $643,166    $722,900    $963,302    $679,272     $3,008,640
Operating Income........................     127,024     153,363     309,370     125,065        714,822
Net income..............................      35,178      49,114     141,580      39,332        265,204
Earnings per share:
  Basic.................................    $    .19    $    .25    $    .71    $    .20     $     1.36
  Diluted...............................         .19         .25         .71         .20           1.35

                                                                 QUARTER ENDED 2000
                                            -------------------------------------------------------------
                                             MAR 31     JUNE 30     SEPT 30      DEC 31     TOTAL YEAR(1)
                                            --------    --------    --------    --------    -------------
                                                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues and equity earnings............    $323,027    $522,009    $624,798    $688,152     $2,157,986
Operating income........................      62,937     154,128     227,209     128,799        573,073
Net income..............................       8,746      43,581      88,604      42,004        182,935
Earnings per share:
  Basic.................................    $    .06    $    .28    $    .49    $    .23     $     1.10
  Diluted...............................         .06         .28         .49         .23           1.10

---------------
(1) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

     During the fourth quarter of the year ended December 31, 2001, NRG Energy recorded a $24.5 million income tax benefit as a result of state income tax planning strategies and a higher percentage of NRG Energy's overall earnings derived from foreign projects in lower tax jurisdictions, than expected throughout the year. Also during the fourth quarter of 2001, NRG Energy recorded a net after-tax expense of $6.7 million related to Enron's bankruptcy. This amount includes a $14.2 million after-tax charge to establish bad debt reserves, which was partially offset by a $7.5 million after-tax gain on a credit swap agreement entered into as part of NRG's credit risk management program.

NOTE 23 -- SUBSEQUENT EVENT

     In February 2002, Xcel Energy announced its intention to commence an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. In the announcement Xcel Energy stated its intention to close this transaction in April 2002 and stated that in the offer, NRG Energy shareholders would receive 0.4846 shares of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG Energy common stock.

                                NRG ENERGY, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

               COLUMN A                     COLUMN B              COLUMN C              COLUMN D        COLUMN E
--------------------------------------    ------------    ------------------------    -------------    ----------
                                                                 ADDITIONS
                                                          ------------------------
                                           BALANCE AT     CHARGED TO    CHARGED TO                     BALANCE AT
                                          BEGINNING OF    COSTS AND       OTHER                          END OF
             DESCRIPTION                     PERIOD        EXPENSES      ACCOUNTS      DEDUCTIONS        PERIOD
             -----------                  ------------    ----------    ----------     ----------      ----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheet:
  2001................................      $21,199        $12,808            --         $   (45)       $33,962
  2000................................          186         25,885            --          (4,872)        21,199
  1999................................          100            116            --             (30)           186

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age and title of each of the executive officers and directors of NRG Energy as of March 6, 2002 are as set forth below:

NAME                     AGE                               TITLE
----                     ---                               -----
David H. Peterson        60     Chairman of the Board, President, Chief Executive Officer
                                 and Director
James J. Bender          45     Senior Vice President and General Counsel
Brian B. Bird            39     Vice President and Treasurer
Leonard A. Bluhm         56     Executive Vice President and Chief Financial Officer
Jay M. Carpenter         40     Senior Vice President, NRG Energy, Inc. Managing Director
                                 and Chief Executive Officer, Asia Pacific
W. Mark Hart             51     Senior Vice President, NRG Energy, Inc. and President NRG
                                 Europe and Latin America
Roy R. Hewitt            56     Vice President, Administrative Services
Craig A. Mataczynski     41     Senior Vice President, NRG Energy, Inc. President and Chief
                                 Executive Officer, NRG North America
John A. Noer             55     Senior Vice President, NRG Energy Inc. and President, NRG
                                 Worldwide Operations
William T. Pieper        36     Vice President and Controller
Renee Sass               36     Vice President, Strategic Planning and Portfolio Assessment
Wayne H. Brunetti        59     Director, President and CEO Xcel Energy Inc.
Luella G. Goldberg       65     Director, Former Acting President and Chair of the Board of
                                 Trustees Wellesley College
Pierson M. Grieve        73     Director, Retired Chairman and CEO Ecolab, Inc.
William A. Hodder        70     Director, Retired Chairman and CEO Donaldson Company Inc.
James J. Howard          66     Director, Retired Chairman of the Board Xcel Energy, Inc.
Gary R. Johnson          55     Director, Vice President and General Counsel Xcel Energy
                                 Inc.
Richard C. Kelly         55     Director, President-Enterprises Xcel Energy Inc.
Edward J. McIntyre       51     Director, Vice President and CFO Xcel Energy Inc.

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

     James J. Bender has been Senior Vice President and General Counsel of NRG Energy since June 2000, prior to which he had been Vice President, General Counsel and Secretary of NRG Energy since June 1997. He served as the General Counsel of the Polymers Division of Allied Signal Inc. from May 1996 until June 1997. From June 1994 to May 1996, Mr. Bender was employed at NRG Energy, acting as Senior Counsel until December 1994 and as Assistant General Counsel and Corporate Secretary from December 1994 to May 1996.

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

     Jay M. Carpenter was appointed Senior Vice President, Asia Pacific of NRG Energy and Managing Director and CEO of NRG Asia Pacific on January 1, 2002, following the retirement of Keith G. Hilless. Prior to that he was Executive Director, Business Development of NRG Asia Pacific since February 1999. Before joining NRG Energy Mr. Carpenter was Director of Special Projects for Epic Energy Pty Ltd, a natural gas transmission company located in Australia. Mr. Carpenter has over 15 years of experience in the energy industry.

     W. Mark Hart is Senior Vice President, Europe and Latin America of NRG Energy. Prior to joining NRG Energy, in March 2001, Mr. Hart was vice president of Canadian Operations at Newmont Mining Company and vice president of Business Processes and Operations for Europe, South America and Asia. Before that he managed mining operations, engineering and machinery with Cyprus Amax Minerals Company where he served as Senior Vice President of U.S. Operations and President and Chief Executive Officer of Australia. He has also worked for American Electric Power Fuel Supply, Standard Oil Company's minerals division and Consolidated Coal Company.

     Roy R. Hewitt has been Vice President, Administrative Services at NRG Energy since February 1999. He has over 30 years experience in the power industry including 24 years with Northern States Power and eight years with NRG Energy. Mr. Hewitt joined NRG Energy in 1994 as a member of the senior management team with NRG's Gladstone Power Station project in Queensland, Australia. In 1996, he returned to NRG Energy's corporate headquarters as Executive Director, Human Resources. In 1997, Mr. Hewitt returned to Australia as Managing Director of the Gladstone Project and later served as Executive Director, Operations and Engineering for NRG Energy's Asia-Pacific region headquartered in Brisbane, Australia.

     Craig A. Mataczynski has been Senior Vice President, North America of NRG Energy and President and Chief Executive Officer of NRG North America, since July 1998. From December 1994 until July 1998, Mr. Mataczynski served as Vice President, U.S. Business Development of NRG Energy. From May 1993 to January 1995, Mr. Mataczynski served as President of NEO Corporation, NRG Energy's wholly owned subsidiary that develops small electric generation projects within the United States. Prior to joining NRG Energy, Mr. Mataczynski worked for Northern States Power from 1982 to 1994 in various positions, including Director, Strategy and Business Development and Director, Power Supply Finance.

     John A. Noer has been Senior Vice President of NRG Energy and President of NRG Worldwide Operations since January 1, 2000. Immediately prior to that he served as President-NSP Combustion and Hydro Generation for Northern States Power Company and as a director of NRG Energy since June 1997. Mr. Noer was President and CEO of Northern States Power Wisconsin, a wholly owned subsidiary of Northern States Power, since January 1993. Prior to joining Northern States Power Wisconsin, Mr. Noer was President of Cypress Energy Partners, a project subsidiary of NRG Energy, from March 1992 to January 1993. Prior to joining Cypress Energy Partners, Mr. Noer held various management positions with Northern States Power since joining the company in September 1968.

     William T. Pieper has been Vice President and Controller of NRG Energy since June 2001. He has also held the positions of Controller, Assistant Controller and Manager of International Accounting since joining NRG Energy in March 1995. Prior to joining NRG Energy, Mr. Pieper practiced as a Certified Public Accountant for six years with the firm of KPMG.

     Renee J. Sass has been Vice President, Strategic Planning and Portfolio Assessment since June 2001, prior to which she was Executive Director, Finance and Assistant Treasurer. Mrs. Sass has been with NRG

Energy since 1991 holding a number of finance and business development positions. From 1988 to 1991, Ms. Sass was with Ernst & Young's Utility Consulting Group in Washington D.C.

     Wayne H. Brunetti has been President and CEO of Xcel Energy Inc. since August 2000. Prior to assuming his current position in August 2000, Mr. Brunetti was Vice Chairman, President and Chief Executive Officer of NCE. Mr. Brunetti was Vice Chairman, President and Chief Operating Officer of Public Service Company of Colorado before it merged with Southwestern Public Service Company to form NCE. Mr. Brunetti joined Public Service Company of Colorado as president and chief operating officer in 1994. Mr. Brunetti has been a Director of NRG Energy since August 2000.

     Luella G. Goldberg is a member of the boards of directors of TCF Financial, Hormel Foods Corporation, the ING Group, Communications Systems, Inc., and the University of Minnesota Carlson School of Management (Board of Overseers). From 1985 to 1993, Ms. Goldberg served as chair of the Wellesley College Board of Trustees. She served as acting president of the college from July 1993 to October 1993 and is now a Trustee Emerita. Ms. Goldberg is also a Trustee of the University of Minnesota Foundation, and served as a chair for the Foundation's Board of Trustees from 1996 to 1998. Ms. Goldberg has been a Director of NRG Energy since June 2000.

     Pierson M. (Sandy) Grieve is a member of the boards of directors of The St. Paul Companies, Inc., Mesaba Aviation and Bank of Naples. Mr. Grieve is a partner at Palladium Equity Partners, New York, New York. Mr. Grieve served as chairman and CEO of Ecolab, Inc. from 1983 to 1995 after moving to Minnesota from his position as President and CEO of Questor Corp., Toledo, Ohio. Mr. Grieve has been a Director of NRG Energy since June 2000.

     William A. Hodder is a member of the boards of directors of SUPERVALU, Inc. and the University of Minnesota Carlson School of Management (Board of Overseers). Mr. Hodder served as chairman and CEO of Donaldson Company, Inc. from 1994 to 1996 and Chairman, President and CEO from 1982 to 1994. Mr. Hodder joined Donaldson as President in 1973. Mr. Hodder has been a Director of NRG Energy since June 2000.

     James J. Howard was Chairman of Xcel Energy from August 2000 until his retirement in August 2001. Mr. Howard served as Chairman, President and CEO of Northern States Power from 1994 until August 2000. Mr. Howard joined NSP as President and CEO in 1987. Before joining NSP, Mr. Howard was President and Chief Operating Officer of Ameritech. Mr. Howard is also Chairman of the Federal Reserve Bank of Minneapolis, a Director of Ecolab Inc., Honeywell International Inc. and Walgreen Co. Mr. Howard has been a Director of NRG Energy since June 2000.

     Gary R. Johnson has been a Director of NRG Energy since 1993 and has been Vice President and General Counsel of Xcel Energy since August 2000. Mr. Johnson served as Vice President and General Counsel of Northern States Power from November 1991 to August 2000. Prior to November 1991, Mr. Johnson was Vice President-Law of Northern States Power from January 1989, acting Vice President from September 1988 and Director of Law from February 1987, and he has served in various management positions with Northern States Power during the last 20 years.

     Richard C. Kelly has been a Director of NRG Energy since August 2000. Mr. Kelly is President -- Enterprises of Xcel Energy, and was formerly Executive Vice President, financial and support services, and Chief Financial Officer for NCE from 1997 to August 2000. Before that, Mr. Kelly was Senior Vice President of Finance, Treasurer and Chief Financial Officer for Public Service Company of Colorado, which he joined in 1968.

     Edward J. McIntyre has been a Director of NRG Energy since 1993. Mr. McIntyre has been Vice President and Chief Financial Officer of Xcel Energy since August 2000, and prior to that was Vice President and Chief Financial Officer of Northern States Power from January 1993. Mr. McIntyre served as President and Chief Executive Officer of Northern States Power-Wisconsin, a wholly-owned subsidiary of Northern States Power, from July 1990 to December 1992, as Vice President Gas Utility from November 1985 to June 1990, and he has served in various other management positions since joining Northern States Power in 1973.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under federal securities laws, NRG Energy's directors and executive officers are required to report, within specified monthly and annual due dates, their initial ownership in NRG Energy's securities and subsequent acquisitions, dispositions or other transfers of interest in such securities. NRG Energy is required to disclose whether it has knowledge that any person required to file such a report may have failed to do so in a timely manner. To the knowledge of NRG Energy, all of its directors and officers subject to such reporting obligations have satisfied their reporting obligations in full for 2001.

ITEM 11 -- EXECUTIVE COMPENSATION

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

     The Compensation Committee of the Board of Directors (the "Committee") consists of four members, two of which are independent.

     The purpose of the Committee is to, on a regular basis, review, approve, and where applicable, make recommendations to the Board of Directors concerning executive officer compensation. The Committee's philosophy regarding executive compensation is that such compensation should be directly aligned with improvements in corporate performance and increased shareholder value. The Committee's guidelines, which are intended to reflect such philosophy, include:

          - Providing a competitive total compensation package that enables the Company to attract and retain key executive talent.

          - Aligning compensation with the Company's annual and long-term business strategies and objectives.

          - Providing variable compensation opportunities that are directly linked to the Company's performance and shareholder return.

     For the fiscal year 2001, the Compensation Committee evaluated the competitiveness of its executive compensation based on information obtained by assessing data contained in the proxy statements of similar competitive power production companies. The competitive comparisons were made against a peer group of ten power generation companies. In determining the peer group, emphasis was placed on companies with non-regulated power generation operations that are reasonably similar in size to that of NRG. The Committee utilized such information to assess the Company's position in each individual aspect of executive compensation, including base salary, annual incentive compensation and long-term incentive compensation.

ELEMENTS OF COMPENSATION

     Compensation for the Company's executive officers for the fiscal year 2001 consisted of the following elements: base salary, annual incentive compensation, and long-term incentive compensation.

     Base Salary. Annual base salary is designed to compensate executive officers for their sustained performance. For the fiscal year 2001, annual base salaries for executive officers were established by reviewing base pay levels for each executive's position in the peer group proxy analysis. The base salary recommendations also incorporate the executive officer's individual performance, the general contributions of the executive officer to overall corporate performance, and the level of achievement by the executive officer in respect to specific annual goals. In general, the 2001 base salary levels for executive officers, including the Chief Executive Officer, Mr. Peterson, were increased in accordance with comparable market data. The base salary amounts paid to the executive officers for the fiscal year 2001 are reflected in the salary column of the Summary Compensation Table.

     Annual Incentive Compensation. Annual incentive compensation is designed to compensate executive officers for satisfying certain Company goals and is determined as a percentage of each such executive officer's annual base salary. Annual incentive compensation for the executive officers for the fiscal year 2001 was determined in accordance with median levels of annual incentive awards for comparable positions, as set forth in the peer group proxy analysis. For the fiscal year 2001, the target incentive for annual incentive compensation for executive officers ranged from 55% to 75% of base salary, with Mr. Peterson's target incentive being 75% of base salary. Annual incentive payout opportunities range from 0% to 200% of the target incentive. Target incentives for the executive officers for the fiscal year 2001, were based on some or all of the following factors: net income, business development and safety goals. Mr. Peterson's target incentive was based on 95% net income and 5% of safety goal. Overall the Company achieved the maximum net income and safety goal for 2001 with a net income growth of 45% from the fiscal year ending December 31, 2000. As such, Mr. Peterson received the maximum payout available for his annual incentive compensation. The annual incentive compensation paid to the executive officers for the fiscal year 2001, is reflected in the bonus column of the Summary Compensation Table.

     Long-Term Incentive Compensation. Prior to the completion of the Company's initial public offering and the adoption of the NRG 2000 Long-Term Incentive Compensation Plan (the "2000 Plan"), each of which occurred in May 2000, the Company offered the NRG Equity Plan (the "Equity Plan") to its executive officers and other selected employees. The Equity Plan was established in 1993 to promote the achievement of long-term financial objectives by linking the long-term incentive compensation of the employees to the achievement of value creation, as well as to attract and retain employees of outstanding competence, encourage teamwork among employees and provide employees with an opportunity for long-term capital accumulation. Under the Equity Plan, the Company made grants of "equity units", which were intended to simulate stock options. Grants of equity units were made annually at the discretion of the Board of Directors with a grant price consistent with the most recent valuation of equity units.

     In connection with the Company's initial public offering, the Company established the 2000 Plan, the principal components of which are non-qualified stock options. As such, the Company discontinued the Equity Plan. All outstanding, non-vested equity units for active employee participants were terminated and replaced with a comparable stock option grant.

     Under the 2000 Plan the Incentive Plan Subcommittee will approve a target number of option shares for each executive officer, with such targets to be based in part on proxy information and a base salary multiple to determine the long-term incentive compensation. It is intended that NRG's CEO will make a recommendation to the Incentive Plan Subcommittee as to the number of options to be granted and the Incentive Plan Subcommittee will be responsible for reviewing and approving all such recommendations and stock option grants to executive officers. Options granted will have an exercise price equal to the fair market value of the common stock of the Company on the date of grant, and typically, will be exercisable over a four-year period in increments of 25% per year. Initial grants may include a one-year waiting period prior to the vesting of such options.

DISCUSSION OF COMPENSATION IN EXCESS OF $1 MILLION PER YEAR

     The Company has considered the implications of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), enacted under the Revenue Reconciliation Act of 1993, which precludes a public corporation from taking tax deduction for individual compensation in excess of $1 million for its Chief Executive Officer or any of its four other highest-paid officers. Additionally, the Company has considered the exemptions to such limitation, specifically for compensation that is performance based within the meaning of such Section, which are also provided in Section 162(m).

     In order to qualify compensation derived by executive officers from stock options as performance-based compensation, as contemplated by the Internal Revenue Service, the NRG Energy, Inc. 2000 Long-Term Incentive Compensation Plan was approved by the Board of Directors and the shareholders of the Company. Additionally, in order to qualify bonus payments to executives under Section 162(m) and preserve the deductibility of such payments, the Annual Incentive Plan for Designated Officers has been approved by the Committee, the Board, and the shareholders of the Company.

     Regardless, in the future, the Company may award compensation to its executive officers that may not qualify under Section 162(m) as deductible compensation. The Company will continue to consider all elements of expense in providing such compensation, including the impact of Section 162(m).

Chair              Member           Member             Member
Pierson M. Grieve  James J. Howard  William A. Hodder  Richard C. Kelly

DIRECTOR COMPENSATION

     NRG Energy does not award directors who are also employees of NRG Energy or employees of Xcel Energy any separate compensation or other consideration, direct or indirect, for service as a director. During 2001, directors not employed by NRG Energy or Xcel Energy ("Non-Employee Directors") received annual fees of $35,000 plus $1,000 for each Board of Directors meeting attended in person, $800 for each committee meeting attended in person and reasonable travel expenses. Committee chairs received an additional $200 per meeting attended in person. Non-Employee Directors participating in meetings of the Board of Directors or a committee by telephone received 50% of such meeting fees.

     In connection with NRG Energy's initial public offering, each of the Non-Employee Directors received a grant of stock options to purchase 5,000 shares of Common Stock pursuant to the 2000 Plan at an exercise price equal to $15, the initial public offering price of a share of Common Stock. Such options vest in four equal annual installments, beginning on the second anniversary of the date of each such grant. NRG Energy also granted stock options to each of the Non-Employee Directors in June 2001 for the purchase of 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of such grant, pursuant to the 2000 Plan.

     Each of the Non-Employee Directors participates in NRG Energy's Independent Director Deferral Plan (the "Deferral Plan"). The Deferral Plan allows Non-Employee Directors to defer all or a portion of his or her annual fees, meeting fees and other fees paid in connection with service on the Board of Directors to a cash deferral account, a stock unit account or a combination of such accounts. The Deferral Plan provides for a 20% premium on fees deferred into a stock unit account. Fees deferred under the Deferral Plan are paid out in cash upon the retirement of the Non-Employee Director from service on the Company's Board of Directors or upon two payout commencement dates other than retirement, as determined by the Non-Employee Director. Payout of fees deferred under the Deferral Plan are made in installments, with a minimum of two and maximum of ten such installments, or in a lump sum.

     Each of NRG Energy's directors has an indemnification agreement that entitles him or her to indemnification for claims asserted against them in their capacity as directors to the fullest extent NRG Energy's permitted by Delaware law.

                      TOTAL STOCKHOLDER RETURN COMPARISON

     The graph below compares the NRG Energy's cumulative total stockholder return on Common Stock with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index and an index of comparable peer issuers (the "Peer Group Index") from May 31, 2000, the first date on which the Common Stock began trading on the New York Stock Exchange, to December 31, 2001, NRG Energy's fiscal year end (assuming a $100 investment in each vehicle on May 31, 2000 and the reinvestment of all dividends).

     The Peer Group Index consists of the following publicly traded companies in the global power generation industry: AES Corp., Calpine Corp., Dynegy, Inc. and Mirant Corp. The former Peer Group consisted of the following publicly traded companies in the global power generation industry: AES Corp., Calpine Corp., Dynegy, Inc., Orion Power Holdings, Inc. and Mirant Corp. The former Peer Group differs from the current Peer Group because Orion Power Holdings, Inc. is no longer publically traded. In accordance with the rules of the SEC, the returns are indexed to a value of $100 at May 31, 2000, and the returns of each company in the Peer Group Index have been weighted according to their market capitalization at December 31, 2000.

                              [PERFORMANCE GRAPH]

                                                              TIME PERIOD
                       -----------------------------------------------------------------------------------------
                       5/31/00   6/30/00   8/31/00   10/31/00   12/31/00   2/28/01   4/30/01   6/29/01   8/31/01
                       -------   -------   -------   --------   --------   -------   -------   -------   -------
NRG..................  $100.00   $109.16   $157.89   $156.39    $167.29    $166.62   $215.04   $132.81   $110.68
Peer Group Index.....   100.00    105.02    148.03    141.65     152.56     140.88    169.08    135.58    114.53
S&P 500..............   100.00    102.47    107.13    101.04      93.53      87.28     87.95     86.19     79.80

                           TIME PERIOD
                       -------------------
                       10/31/01   12/31/01
                       --------   --------
NRG..................  $106.29     $93.23
Peer Group Index.....    83.99      62.33
S&P 500..............    74.60      80.82

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following tables set forth cash and non-cash compensation for each of the last three fiscal years ended December 31, for the individual who served as the Company's Chief Executive Officer during 2001 and each of the four next most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                  --------------------------------   -------------------------------------
                                                                             AWARDS              PAYOUTS
                                                                     -----------------------   -----------
(A)                        (B)       (C)          (D)                   (F)          (G)           (H)          (I)
                                                             (E)                  NUMBER OF
                                                            OTHER                 SECURITIES
                                                           ANNUAL                 UNDERLYING
                                                           COMPEN-   RESTRICTED    OPTIONS                   ALL OTHER
NAME AND                                                   SATION      STOCK       AND SARS       LTIP        COMPEN-
PRINCIPAL POSITION         YEAR   SALARY ($)   BONUS ($)   ($)(1)    AWARDS ($)      (#)       PAYOUTS ($)   SATION ($)
------------------         ----   ----------   ---------   -------   ----------   ----------   -----------   ----------
David H. Peterson.......   2001    $491,670    $750,000    $13,689      --         265,500             --     $ 9,902(8)
Chairman, President &      2000     397,340     474,000     28,678      --         120,000      1,212,067      22,923(3)
Chief Executive Officer    1999     367,992     192,970      6,131      --              --        155,995      33,201
Craig A. Mataczynski....   2001     316,680     321,038      7,752      --         105,000             --       8,125(9)
Senior Vice President-     2000     278,340     276,500      6,303      --          60,000        186,250       3,059(4)
North America              1999     246,250     150,000      4,706      --              --         15,533      15,251
John Noer(2)............   2001     270,009     297,000     12,663      --          78,000             --       4,649(10)
Senior Vice President-     2000     259,992     256,750      6,554      --          60,000             --       2,464(5)
Worldwide Operations       1999          --          --         --      --              --             --          --
James J. Bender.........   2001     287,510     319,000     13,110      --          84,000             --       6,815(11)
Senior Vice President &    2000     256,242     256,750      7,131      --          60,000        186,636       2,609(6)
General Counsel            1999     213,746     100,000      6,528      --              --         19,729       6,172
Leonard A. Bluhm........   2001     218,761     242,000      7,350      --          85,000             --       4,760(12)
Executive Vice             2000     204,175     202,438      8,508      --          60,000        391,887       2,467(7)
President & Chief          1999     194,590      72,150      5,265      --              --         50,489      12,814
Financial Officer

---------------
 (1) Represents amounts reimbursed during the fiscal year for the payment of taxes on fringe benefits.

 (2) Mr. Noer was hired on January 1, 2000. Prior to such date, Mr. Noer was employed by NSP.

 (3) Includes $7,000 of universal life insurance premiums; $13,478 of imputed income on life insurance; $1,279 of contributions to the Northern States Power Company Employee Stock Ownership Plan; $900 of matching contributions to the NSP Retirement Savings Plan; and $266 of deferred compensation excess. Does not include $5,789 of incentive pension make-up earned in 1999 and paid in 2000.

 (4) Includes $384 of term life insurance premiums; $1,226 of contributions to the Northern States Power Company Employee Stock Ownership Plan; $900 of matching contributions to the NSP Retirement Savings Plan; and $549 of deferred compensation excess. Does not include $4,500 for incentive pension make-up earned in 1999 and paid in 2000.

 (5) Includes $1,279 of contributions to the Northern States Power Company Employee Stock Ownership Plan; $900 of matching contributions to the NSP Retirement Savings Plan; and $2,464 of deferred compensation excess. Does not include $1,320 for incentive pension make-up earned in 1999 and paid in 2000.

 (6) Includes $318 of term life insurance premiums; $1,279 of contributions to the Northern States Power Company Employee Stock Ownership Plan; $900 of matching contributions to the NSP Retirement Savings Plan; and $112 of deferred compensation excess. Does not include $3,000 for incentive pension make-up earned in 1999 and paid in 2000.

 (7) Includes $288 of term life insurance premiums; $1,279 of contributions to the Northern States Power Company Employee Stock Ownership Plan; and $900 of matching contributions to the NSP Retirement Savings Plan. Does not include $2,165 for incentive pension make-up earned in 1999 and paid in 2000.

 (8) Includes $7,000 of universal life insurance premiums; $1,502 of Employee Stock Ownership Plan contributions; $1,400 of 401(k) Plan matching contributions.

 (9) Includes $1,502 of Employee Stock Ownership Plan contributions; $327 of term life insurance premiums; $5,297 of 401(k) Plan matching contributions and $999 of Deferred Compensation excess.

(10) Includes $1,502 of Employee Stock Ownership Plan contributions; $1,400 of 401(k) Plan matching contributions, and $1,747 of Deferred Compensation excess.

(11) Includes $1,502 of Employee Stock Ownership Plan contributions; $16 of term life insurance premiums; and $5,297 of 401(k) Plan matching contributions.

(12) Includes $1,502 of Employee Stock Ownership Plan contributions; $1,858 of term life insurance premiums and $1,400 of 401(k) Plan matching contributions.

                  OPTIONS AND STOCK APPRECIATION RIGHTS (SARS)

     The following table indicates for each of the Named Executive Officers the extent to which the Company used stock options and SARs for executive compensation purposes in 2001 and the potential value of such stock options and SARs as determined pursuant to the SEC rules.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                                                                       ANNUAL RATES OF
                                                                                                  STOCK PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                                               FOR OPTION TERM
-----------------------------------------------------------------------------------------------   -------------------------
         (A)                     (B)                    (C)                (D)          (E)           (F)           (G)
                              NUMBER OF              % OF TOTAL
                        SECURITIES UNDERLYING       OPTIONS/SARS       EXERCISE OR
                            OPTIONS/SARS        GRANTED TO EMPLOYEES   BASE PRICE    EXPIRATION
         NAME               GRANTED(#)(1)          IN FISCAL YEAR       ($/SHARE)       DATE       5%($)(2)      10%($)(2)
         ----           ---------------------   --------------------   -----------   ----------   -----------   -----------
David H. Peterson.....         177,000                 5.15%             $23.50       06/19/11    $2,644,719    $6,675,081
                                88,500                 2.58%             $13.96       12/21/11    $  775,533    $1,966,710
Craig A.
  Mataczynski.........          70,000                 2.04%             $23.50       06/19/11    $1,045,934    $2,639,863
                                35,000                 1.02%             $13.96       12/21/11    $  306,708    $  777,795
John A. Noer..........          52,000                 1.51%             $23.50       06/19/11    $  776,979    $1,961,041
                                26,000                 0.76%             $13.96       12/21/11    $  227,840    $  577,790
James J. Bender.......          56,000                 1.63%             $23.50       06/19/11    $  836,747    $2,111,890
                                28,000                 0.81%             $13.96       12/21/11    $  245,366    $  622,236
Leonard A. Bluhm......          55,000                 1.60%             $23.50       06/19/11    $  821,805    $2,074,178
                                30,000                 0.87%             $13.96       12/21/11    $  262,892    $  666,681

---------------
(1) Amounts shown represent stock options granted to the Named Executive Officers for compensation purposes in 2001 under the NRG Energy, Inc. 2000 Long-Term Incentive Compensation Plan and do not include options held by the Named Executive Officers to purchase shares of stock of Xcel Energy or stock options granted to the Named Executive Officers to replace equity units held under the NRG Equity Plan, which is described below in the Compensation Committee Report on Executive Compensation. The options set forth in the table above were granted with an exercise price equal to the Fair Market Value Closing Price of a share of NRG Energy common stock on the day of the grant and will vest and become fully exercisable on the fourth anniversary of the date of the grant. All options expire 10 years from the date of the grant.

(2) The hypothetical potential appreciation shown in columns (f) and (g) for the Named Executive Officers is required by the SEC rules. The amounts in these columns do not represent either the historical or anticipated future performance of the Company's Common Stock level of appreciation.

     The following table indicates for each of the Named Executive Officers the number and value of all exercisable and unexercisable options and SARs held by the Named Executive Officers as of December 31, 2001.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

          (A)                   (B)            (C)                     (D)                             (E)
                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED               IN-THE-MONEY
                              SHARES                               OPTIONS/SARS                    OPTIONS/SARS
                            ACQUIRED ON       VALUE                AT FY-END(#)                    AT FY-END($)
          NAME              EXERCISE(#)    REALIZED($)     EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(2)
          ----              -----------    ------------    ----------------------------    ----------------------------
David H. Peterson.......          --               --                308,415                        $2,542,754
                                                                     697,780                        $2,613,092
Craig A. Mataczynski....      13,074         $302,875                 44,294                        $  353,079
                                                                     246,961                        $  126,666
John A. Noer............          --               --                     --                        $       --
                                                                      60,000                        $   30,000
James J. Bender.........          --               --                 54,025                        $  436,933
                                                                     177,769                        $  492,348
Leonard A. Bluhm........          --               --                 43,690                        $  372,754
                                                                     193,601                        $1,111,298

---------------
(1) Includes stock options granted to the Named Executive Officers to replace equity units held under the NRG Equity Plan but does not include Xcel Energy options.

(2) Option values were calculated based on a $15.50 closing price of Common Stock, as reported on the New York Stock Exchange on December 31, 2001.

(3) Does not include 8,672 shares and 1,524 shares of NSP Nonqualified Stock Options having values of $15,192 and $3,146, respectively, sold by David H. Peterson in calendar year 2001.

                              PENSION PLAN TABLES

     NRG Energy participates in Xcel Energy's noncontributory, defined benefit pension plan. Such plan covers substantially all of NRG Energy's employees. As of January 1, 1999, the pension benefit formula that applies to the Named Executive Officers was changed and each Named Executive Officer, together with all other affected nonbargaining employees, was given an opportunity to choose between two retirement programs, the traditional program and the pension equity program. Messrs. Peterson, Bluhm and Noer have selected the traditional program and Messrs. Mataczynski and Bender have selected the pension equity program.

     Under the traditional program applicable to certain of the Named Executive Officers, the pension benefit is computed by taking the highest average compensation below the integration level times 1.1333% plus the highest average compensation above the integration level times 1.6333%. The result is multiplied by credited service. The integration level is one-third of the social security wage base. The annual compensation used to calculate average compensation is base salary for the year. After an employee has reached 30 years of service, no additional years of service are used in determining the pension benefit under the traditional program. The benefit amounts under the traditional program are computed in the form of a straight-life annuity.

     Under the pension equity program applicable to certain of the Named Executive Officers, the formula for determining the pension benefit is average compensation times credited years of service times 10%. The annual compensation used to calculate average compensation is base salary for the year plus bonus compensation paid in that same year. There is no maximum on the number of years of service used to determine the pension benefit. The benefit amounts under the pension equity program are computed in the form of a lump sum.

     Both programs feature a retirement spending account, which credits $1,400 plus interest annually. The opening balance as of January 1, 1999 was $1,400, multiplied by years of service.

     The employment agreement between Mr. Peterson and NRG Energy provides that Mr. Peterson will receive the accumulated value of his pension payments had he begun payments at his earliest retirement eligibility. Additionally, the employment agreement provides that, in the event that Mr. Peterson elects a lump sum payment, the value of his benefits will be calculated based on both his and his spouse's mortality, subject to certain financial performance measures. Such calculation of benefits is different from the single mortality basis used for other employees.

     The following table illustrates the approximate retirement benefits payable to employees retiring at the normal retirement age of 65 years under the traditional program applicable to certain of the Named Executive Officers:

                                               ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED
                                                                   YEARS OF SERVICE
AVERAGE COMPENSATION                 -----------------------------------------------------------------------------
   (LAST 4 YEARS)                       5            10            15            20            25            30
--------------------                 -------      --------      --------      --------      --------      --------
     $  50,000...................    $ 4,500      $  9,000      $ 13,500      $ 19,000      $ 25,000      $ 31,500
       100,000...................      8,500        17,000        25,500        35,000        45,500        56,000
       150,000...................     12,500        25,000        38,000        51,500        66,000        80,500
       200,000...................     16,500        33,500        50,000        68,000        86,500       105,000
       250,000...................     21,000        41,500        62,500        84,000       107,000       129,500
       300,000...................     25,000        49,500        74,500       100,500       127,500       154,000
       350,000...................     29,000        58,000        87,000       117,000       147,500       178,500
       400,000...................     33,000        66,000        99,000       133,000       168,000       203,000
       450,000...................     37,000        74,000       111,500       149,500       188,500       227,500
       500,000...................     41,000        82,500       123,500       166,000       209,000       252,000
       550,000...................     45,500        90,500       136,000       182,000       229,500       276,500
       600,000...................     49,500        98,500       148,000       198,500       250,000       301,000
       650,000...................     53,500       107,000       160,500       215,000       270,000       325,500
       700,000...................     57,500       115,000       172,500       231,000       290,500       350,000
       750,000...................     61,500       123,000       185,000       247,500       311,000       374,500
       800,000...................     65,500       131,500       197,000       264,000       331,500       399,000
       850,000...................     70,000       139,500       209,500       280,000       352,000       423,500
       900,000...................     74,000       147,500       221,500       296,500       372,500       448,000
       950,000...................     78,000       156,000       234,000       313,000       392,500       472,500
     1,000,000...................     82,000       164,000       246,000       329,000       413,000       497,000
     1,050,000...................     86,000       172,000       258,500       345,500       433,500       521,500
     1,100,000...................     90,000       180,500       270,500       362,000       454,000       546,000
     1,150,000...................     94,500       188,500       283,000       378,000       474,500       570,500
     1,200,000...................     98,500       196,500       295,000       394,500       495,000       595,000

     The following table illustrates the approximate retirement benefits payable to employees retiring at the normal retirement age of 65 years under the pension equity program applicable to certain of the Named Executive Officers if paid in the form of a straight-line annuity:

                                               ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED
                                                                   YEARS OF SERVICE
AVERAGE COMPENSATION                 -----------------------------------------------------------------------------
   (LAST 4 YEARS)                       5            10            15            20            25            30
--------------------                 -------      --------      --------      --------      --------      --------
     $  50,000...................    $ 3,500      $  7,000      $ 11,000      $ 15,500      $ 20,500      $ 26,500
       100,000...................      6,000        12,000        18,500        25,500        33,000        41,500
       150,000...................      8,500        17,000        26,000        35,500        46,000        57,000
       200,000...................     11,000        22,000        33,500        45,500        58,500        72,000
       250,000...................     13,500        27,000        41,500        56,000        71,000        87,000
       300,000...................     16,000        32,500        49,000        66,000        83,500       102,500
       350,000...................     18,500        37,500        56,500        76,000        96,500       117,500
       400,000...................     21,000        42,500        64,000        86,000       109,000       133,000
       450,000...................     23,500        47,500        71,500        96,500       121,500       148,000
       500,000...................     26,000        52,500        79,500       106,500       134,500       163,000
       550,000...................     28,500        57,500        87,000       116,500       147,000       178,500
       600,000...................     31,000        62,500        94,500       127,000       159,500       193,500
       650,000...................     33,500        67,500       102,000       137,000       172,500       208,500
       700,000...................     36,000        73,000       109,500       147,000       185,000       224,000
       750,000...................     39,000        78,000       117,000       157,000       197,500       239,000
       800,000...................     41,500        83,000       125,000       167,500       210,500       254,500
       850,000...................     44,000        88,000       132,500       177,500       223,000       269,500
       900,000...................     46,500        93,000       140,000       187,500       235,500       284,500
       950,000...................     49,000        98,000       147,500       197,500       248,500       300,000
     1,000,000...................     51,500       103,000       155,000       208,000       261,000       315,000
     1,050,000...................     54,000       108,000       163,000       218,000       273,500       330,500
     1,100,000...................     56,500       113,500       170,500       228,000       286,500       345,500
     1,150,000...................     59,000       118,500       178,000       238,000       299,000       360,500
     1,200,000...................     61,500       123,500       185,500       248,500       311,500       376,000

     The approximate credited years of service as of December 31, 2001, for the Named Executive Officers were as follows:


Mr. Peterson................................................    37.83
Mr. Mataczynski.............................................    19.42
Mr. Noer....................................................    32.67
Mr. Bender..................................................     6.33
Mr. Bluhm...................................................    30.42

                             EMPLOYMENT AGREEMENTS

DAVID H. PETERSON EMPLOYMENT AGREEMENT

     NRG Energy has entered into an employment agreement with Mr. Peterson which provides that Mr. Peterson will be employed as NRG Energy's highest level executive officer. The term of the agreement expires June 27, 2004. During the term of the agreement, Mr. Peterson's base salary will be reviewed at least annually by the Compensation Committee of the Board of Directors for possible increase. The agreement provides that Mr. Peterson will receive retirement and welfare benefits no less favorable than those provided to any other officer of NRG Energy. In addition, the agreement provides for participation in a supplemental executive retirement plan such that the aggregate value of the retirement benefits that Mr. Peterson and his spouse will receive at the end of the term of the agreement under all of NRG Energy's defined benefit pension plans and those of NRG Energy's affiliates will not be less than the aggregate value of the benefits he would have received had he continued, through the end of the term of the agreement, to participate in the NSP Deferred Compensation Plan, the NSP Excess Benefit Plan and the NSP Pension Plan. Such retirement benefits include amounts to compensate Mr. Peterson for the monthly defined benefit payments he would have received during the term of the agreement and prior to the date of his termination of employment if monthly benefit payments had commenced following the month in which he first became eligible for early retirement under the Xcel Energy Pension Plan.

     The agreement also provides for certain additional benefits to be paid upon Mr. Peterson's death. If Mr. Peterson's employment is terminated by NRG Energy without cause, or by Mr. Peterson with good reason, in each case as defined in the agreement, Mr. Peterson will continue to receive his salary, bonus at the greater of target bonus or actual bonus for the last plan year prior to termination, incentive compensation with cash replacing equity based awards and benefits under the agreement as if he had remained employed until the end of the term of the agreement and then retired, at which time he will be treated as eligible for retiree welfare benefits and other benefits provided to the retired senior executives. However, if the termination of employment is a result of a change of control, as defined in the Equity Plan, the compensation and benefits will be continued for the longer of 30 months or through the end of the employment period.

     In accordance with the terms of the agreement, Mr. Peterson has agreed not to compete with the business of NRG Energy during the period of his employment and for one year after his termination or resignation. Mr. Peterson has also agreed not to solicit any of NRG Energy's customers for any business purpose that competes with NRG Energy's business during the period of his employment or two years after his termination or resignation. Finally, during the period of his employment and for two years after his termination or resignation, Mr. Peterson has agreed not to disclose any of NRG Energy's confidential information to any person not authorized by NRG Energy to receive such confidential information.

JAMES J. BENDER, LEONARD A. BLUHM, CRAIG A. MATACZYNSKI AND JOHN A. NOER SEVERANCE AGREEMENTS

     Messrs. Bender, Bluhm, Mataczynski and Noer are participants in the Company's Executive officer and Key Personnel Severance Plan (the "Plan"). In June and July 2001, the Company executed severance plan agreements with Messrs. Bender, Bluhm, Mataczynski and Noer pursuant to the Plan. Each such agreement remains in effect until the third anniversary of its effective date. Each agreement has an effective date of May 31, 2001, except for the Company's agreement with Mr. Noer, which has an effective date of January 15, 2001. The severance agreements provide that if the employment of Messrs. Bender, Bluhm, Mataczynski, or Noer is terminated due to his death or disability, he will receive his base salary and accrued vacation through the date of termination or resignation. Each such agreement further provides that if any of Messrs. Bender, Bluhm, Mataczynski or Noer is terminated for cause, or if any of them voluntarily resigns without good cause, he will receive his base salary and accrued vacation through the date of termination or resignation, plus all other amounts to which he is entitled under any compensation plans of the Company, at the time such payments are due.

     Each such agreement further provides for the payment of severance benefits in the event that any of Messrs. Bender, Bluhm, Mataczynski or Noer is terminated by the Company without cause, or if any of them terminates his employment within three months of a material change or reduction in his job responsibilities with the Company or as a result of a material breach by the Company of the compensation or benefit terms of the severance agreement. The severance benefits payable include the payment of two times the participant's base salary, plus two times the participant's average annual bonus earned over the two full years prior to the date of termination, or two times the participant's target annual bonus established for the bonus plan year in which the participant's termination occurs, whichever is greater.

     Severance benefits are also payable to each of Messrs. Bender, Bluhm, Mataczynski and Noer if, within six months prior to, or twelve months after, the effective date of a Change in Control (as defined in the Company's Severance
Plan) of the Company, his employment with the Company ends as a result of either an involuntary termination of his employment by the Company for reasons other than cause, or by voluntary termination by him for cause. Whether or not a particular transaction constitutes a change of control is to be determined by the Board of Directors of the Company. In the event of a Change in Control of the Company, the severance benefits payable include the payment of three times the participant's base salary, plus three times the participant's average annual bonus earned over the two full years prior to the date of termination, or three times the participant's target annual bonus established for the bonus plan year in which the participant's termination occurs, whichever is greater.

     Under the terms of each such agreement, each of Messrs. Bender, Bluhm, Mataczynski and Noer has agreed not to compete with the Company's business during the course of his employment and for one year after his resignation or termination, unless there has been a Change of Control of the Company. Additionally, Messrs. Bender, Bluhm, Mataczynski and Noer have agreed not to disclose any of the Company's confidential and proprietary information. This description of the Plan is qualified in its entirety by reference to the form of the Plan, which is filed as Exhibit 10.41.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF SHARES OF COMMON STOCK
                                 AND CLASS A COMMON STOCK

     The following table lists the beneficial ownership of Common Stock and Class A Common Stock owned as of March 6, 2002, by (i) the directors and nominees of the Company, (ii) the executive officers named in the Summary Compensation Table that follows and (iii) all the directors and executive officers of the Company as a group. The following table also lists the beneficial ownership of Common Stock and Class A Common Stock owned as of March 6, 2002 by each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock and Class A Common Stock.

                                                                 NUMBER OF SHARES
      NAME OF BENEFICIAL OWNER            CLASS OF STOCK       BENEFICIALLY OWNED(1)    PERCENT OF CLASS
      ------------------------         --------------------    ---------------------    ----------------
David H. Peterson....................  Common Stock                     314,415(2)               *
Pierson M. Grieve....................  Common Stock                      55,000                  *
Luella G. Goldberg...................  Common Stock                      10,000                  *
William A. Hodder....................  Common Stock                      25,000                  *
Wayne H. Brunetti....................  Common Stock                       5,500                  *
James J. Howard......................  Common Stock                       3,000                  *
Gary R. Johnson......................  Common Stock                       1,000                  *
Richard C. Kelly.....................  Common Stock                       4,000                  *
Edward J. McIntyre...................  Common Stock                       1,000(12)              *
Craig A. Mataczynski.................  Common Stock                      46,294(3)               *
John A. Noer.........................  Common Stock                         600                  *
James J. Bender......................  Common Stock                      55,028(4)               *
Leonard A. Bluhm.....................  Common Stock                      93,365(5)               *
Xcel Energy Inc.(6)..................  Common Stock                          --(7)              --
                                       Class A Common Stock         147,604,500                100%(8)
Massachusetts Financial Services
  Company(9).........................  Common Stock                   2,885,772(10)            5.6%
Capital Group International, Inc.(14)
  and Capital Guardian Trust.........  Common Stock                   8,139,810(13)           16.0%
Directors and executive officers as a
  group..............................  Common Stock                     671,598(11)              *

---------------
 (1) The number of shares beneficially owned by each person or entity is determined under the rules of the Securities and Exchange Commission (the "SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each person or entity is considered the beneficial owner of any shares: (a) to which such person or entity has sole or shared voting power or investment power and (b) that such person or entity has the right to acquire within 60 days through the exercise of stock options or other similar rights. Unless otherwise indicated, each person or entity has sole investment and voting power (or such person shares such powers with his or her spouse) with respect to the shares set forth in the table above.

 (2) Includes 308,415 shares subject to options that are exercisable within 60 days.

 (3) Includes 44,294 shares subject to options that are exercisable within 60 days.

 (4) Includes 54,028 shares subject to options that are exercisable within 60 days, does not include 100 shares owned by Mr. Bender's wife. Mr. Bender disclaims beneficial ownership of the shares owned by his wife.

 (5) Includes 91,665 shares subject to options that are exercisable within 60 days.

 (6) The address for Xcel Energy Inc. is 800 Nicollet Mall, Suite 3000, Minneapolis, Minnesota, 55402-2023.

 (7) Pursuant to an option agreement, which is more fully described below under the heading "Relationships and Related Transactions," Xcel Energy and its affiliates have a continuing option to purchase shares of Common Stock to the extent necessary to maintain or restore an ownership percentage of 80% of the outstanding shares of Common Stock and Class A Common Stock on a combined basis.

 (8) Xcel Energy currently owns an approximate 74% interest in the Common Stock and Class A Common Stock of the Company on a combined basis, which represents 96.7% of the total voting power of the Common Stock and Class A Common Stock on a combined basis.

 (9) The address for Massachusetts Financial Services Company is 500 Boylston Street, Boston, Massachusetts, 02116.

(10) Based on the Schedule 13G filed with the SEC on February 12, 2002.

(11) Includes 568,005 shares subject to options that are exercisable within 60 days.

(12) Does not include 1,500 shares owned by Mr. McIntyre's wife.

(13) Based on Schedule 13G/A filed with the SEC on February 11, 2002.

(14) The address of Capital Group International is 11100 Santa Monica Blvd., Los Angeles, CA 90025.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          RELATIONSHIPS AND RELATED TRANSACTIONS

     NRG Energy was initially incorporated in Minnesota in 1989, and was reincorporated in Delaware in 1992, as a wholly owned subsidiary of NSP. The Company became publicly traded on May 31, 2000. In August 2000, NSP merged with NCE to form Xcel Energy. Following the completion in March 2001 of a public offering by NRG Energy of 18.4 million shares of Common Stock (the "March 2001 Offering"), Xcel Energy owns an approximate 74% interest in the Common Stock and Class A Common Stock of NRG Energy on a combined basis, representing 96.7% of the total voting power of the Common Stock and Class A Common Stock on a combined basis. In addition, 4 directors of NRG Energy are executive officers of Xcel Energy.

     NRG Energy and Xcel Energy have entered into material transactions and agreements with one another and are expected to enter into material transactions and agreements from time to time in the future. Material agreements and transactions currently existing or currently proposed between NRG Energy and Xcel Energy are described below.

OPERATING AGREEMENTS

     NRG Energy has two agreements with Xcel Energy for the purchase of thermal energy. Under the terms of the agreements, Xcel Energy charges NRG Energy for certain costs (fuel, labor, plant maintenance and auxiliary power) incurred by Xcel Energy to produce thermal energy. NRG Energy paid $7.1 million in 2001 under these agreements. One of the agreements expires on December 31, 2002, and the other expires on December 31, 2006. NRG Energy and Xcel Energy have executed a new agreement, expiring on December 31, 2010, to replace the agreement that would have expired on December 31, 2002; this new agreement will not become effective until it is approved by the Minnesota Public Utilities Commission.

     NRG Energy has a renewable 10-year agreement with Xcel Energy, expiring on December 31, 2006, under which Xcel Energy agrees to purchase refuse-derived fuel for use in certain of its boilers, and NRG Energy agrees to pay Xcel Energy a burn incentive. Under this agreement, NRG Energy received from Xcel Energy $1.6 million in 2001, and NRG Energy paid to Xcel Energy $2.8 million in 2001.

     NRG Energy has entered into an operation and maintenance agreement with Xcel Energy with respect to its Elk River and Becker Facilities, under which NRG Energy receives a base management fee and is reimbursed for costs it incurs. The operation and maintenance agreement also provides for a management incentive fee payable to NRG, based upon the financial performance of the facilities. NRG Energy earned a total management fee, in addition to reimbursed expenses, of $1.9 million in 2001. This agreement expires on December 31, 2003.

     NRG Energy and Xcel Energy have entered into an asset purchase agreement for the sale of Xcel Energy's Elk River and Becker Facilities to NRG Energy. The boards of directors of Xcel Energy and NRG have approved the transaction. The Minnesota Public Utilities Commission has approved Xcel Energy's request for the transfer of assets. Xcel Energy expects that the transaction will be completed by the second quarter of 2002.

REIMBURSEMENT FOR ADMINISTRATIVE SERVICES

     NRG Energy reimburses Xcel Energy for certain overhead and administrative costs, including benefits administration, engineering support, accounting, and other shared services. Employees of NRG Energy participate in certain employee benefit plans of Xcel Energy. NRG Energy paid Xcel Energy $12.2 million in 2001 as reimbursement for certain overhead costs and the cost of services provided.

TREECYCLE AGREEMENT

     In February 2001, a wholly-owned subsidiary of NRG Energy, NRG Processing Solutions LLC (NRG PS), entered into agreements with Xcel Energy to provide for the assignment by Xcel Energy to NRG PS of various leases and contracts with respect to Xcel Energy's Treecycle business unit. The Treecycle operation manages wood waste from Xcel Energy's line-clearance operations in the Minneapolis and St. Paul metropolitan area. In conjunction with this transfer, NRG Energy and Xcel Energy have also entered into a one-year processing agreement whereby NRG PS agreed to process Xcel Energy's wood waste until December 31, 2001, for a minimum fee of $500,000. Such agreements were approved by the Minnesota Public Utilities Commission in April 2001. The agreements were not renewed. During the year ended December 31, 2001, NRG Energy received the minimum fee of $500,000 from Xcel Energy.

CONSULTING SERVICES AGREEMENT

     NRG Energy has an agreement with Utility Engineering Corporation, a wholly owned subsidiary of Xcel Energy, under which Utility Engineering provides consulting services to NRG Energy. Consulting services are provided from time to time at NRG Energy's request. NRG Energy paid $1.4 million to Utility Engineering for consulting services in 2001.

TAX ALLOCATION AGREEMENT

     NRG Energy was formerly a member of Xcel Energy's consolidated tax group for United States federal income tax purposes. Following the completion of the March 2001 Offering, Xcel Energy owns equity securities representing less than 80% of NRG Energy's value and, accordingly, NRG Energy is no longer a member of Xcel Energy's consolidated tax group. The responsibility for payment of taxes and the allocation between Xcel Energy and NRG Energy of tax benefits and liabilities was previously governed by a tax sharing agreement between NRG Energy and Xcel Energy. Such tax sharing agreement was replaced by a tax allocation agreement, which became effective as of December 2000, that formalizes the various practices which arose under the previous tax sharing agreement and reflects the change in NRG Energy's status from a wholly-owned subsidiary of Xcel Energy to a majority-owned subsidiary.

OPTION AGREEMENT

     NRG Energy has entered into an option agreement with Xcel Energy under which NRG Energy has granted to Xcel Energy and its affiliates a continuing option to purchase additional shares of Common Stock. In the event that NRG Energy issues equity securities, Xcel Energy and its affiliates may exercise options to purchase shares of Common Stock to the extent necessary to maintain or restore an ownership percentage of 80% of the outstanding shares of Common Stock and Class A Common Stock on a combined basis. Such option agreement expires if and when Xcel Energy and its affiliates beneficially own less than 30% of the outstanding Common Stock and Class A Common Stock on a combined basis.

     Following the March 2001 Offering, Xcel Energy's ownership in NRG Energy was reduced to approximately 74% of the outstanding shares of Common Stock and Class A Common Stock on a combined basis. Xcel Energy waived its rights under such option agreement in connection with the March 2001 offering. This option agreement would terminate upon completion of Xcel Energy's exchange offer for NRG Energy common stock.

REGISTRATION RIGHTS AGREEMENT

     NRG Energy has entered into a registration rights agreement with Xcel Energy, under which NRG Energy has agreed to register the shares of Common Stock issuable upon conversion of shares of Class A Common Stock held by Xcel Energy and its affiliates under the following circumstances:

     - Demand Rights. Upon the written request of Xcel Energy, NRG Energy will register shares of Common Stock held by Xcel Energy and its affiliates specified in its request for resale under an appropriate registration statement filed and declared effective by the SEC. Xcel Energy may make a demand so long as:

      - it requests registration of shares with an anticipated aggregate offering price of at least $20 million;

      - it has made no more than four previous requests for the registration of common stock; and

      - NRG Energy has not completed a registered offering of Common Stock within the 180 day period before Xcel Energy's request.

     - Piggyback Rights. If at any time NRG Energy registers newly issued shares of Common Stock or registers outstanding shares of Common Stock for resale on behalf of any holder of Common Stock, Xcel Energy and its affiliates may elect to include in such registration any shares of Common Stock it holds. If the offering is an underwritten offering, the managing underwriter may exclude up to 75% of the shares of Xcel Energy and its affiliates if market factors dictate, but only if Xcel Energy and its affiliates is not exercising a demand right, described above, and only if all other shares being sold by other stockholders are excluded first.

     - Termination. The registration rights agreement will terminate upon the earlier of seven years from the date of the agreement or the date on which all remaining shares of Common Stock held by Xcel Energy and its affiliates, or issuable to Xcel Energy and its affiliates upon conversion of Class A Common Stock, may be sold in any 90-day period in compliance with Rule 144 under the Securities Act. This registration rights agreement will terminate upon the completion of Xcel Energy's tender offer for the exchange of NRG Energy's common stock.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements
        Included in Part II.

(a)(2)  Supplemental Financial Statement Schedules

            Exhibit 99.1 contains the financial statements of West Coast Power LLC.

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

 4.19 First Supplement Indenture, dated March 13, 2001, between the Company and The Bank of New York, a New York banking corporation, as Trustee.(12)
 4.20    364-Day Revolving Credit Agreement dated as of March 8,
         2002, among NRG Energy, Inc., The Financial Institutions
         Party hereto and ABN AMRO Bank N.V., as agent.
 4.21    $2.0 billion credit agreement dated May 8, 2001 among NRG
         Finance Company LLC and certain financial institutions named therein.(14)
 4.22 $600 million credit agreement among NRG Energy and certain financial institutions named therein.(14)
10.1     Employment Contract, dated as of June 28, 1995, between the
         Company and David H. Peterson.(1)
10.2     Note Agreement, dated August 20, 1993, between the Company,
         Energy Center, Inc. and each of the purchasers named therein.(1)
10.3     Master Shelf and Revolving Credit Agreement, dated August
         20, 1993, between the Company, Energy Center, Inc., The
         Prudential Insurance Registrants of America and each
         Prudential Affiliate, which becomes party thereto.(1)
10.4     Energy Agreement, dated February 12, 1988, between the
         Company (formerly known as Norenco Corporation) and Waldorf
         Corporation (the "Energy Agreement").(1)
10.5     First Amendment to the Energy Agreement, dated August 27,
         1993.(1)
10.6     Second Amendment to the Energy Agreement, dated January 31,
         1996.(1)
10.7     Third Amendment to the Energy Agreement, dated August 25,
         1997.(1)
10.8     Construction, Acquisition and Term Loan Agreement, dated
         September 2, 1997, between NEO Landfill Gas, Inc, as
         Borrower, the lenders named on the signature pages, Credit
         Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corporation, as Term Agent.(1)
10.9 Guaranty, dated September 12, 1997, by the Company in favor of Credit Lyonnais New York Branch, as agent for the Construction/Acquisition Lenders.(1)
10.10    Construction, Acquisition and Term Loan Agreement, dated
         September 2, 1997, between Minnesota Methane LLC, as
         Borrower, the lenders named on the signature pages, Credit
         Lyonnais New York Branch, as Construction/Acquisition Agent and Lyon Credit Corporation, as Term Agent.(1)
10.11 Guaranty, dated September 12, 1997, by the Company in favor of Credit Lyonnais New York Branch, as agent for the Construction/Acquisition Lenders.(1)
10.12    Non Operating Interest Acquisition Agreement dated as of
         September 12, 1997, between the Company and NEO
         Corporation.(1)
10.13    Employment Agreements, dated April 15, 1998, between the
         Company and certain officers.(3)
10.14    Wholesale Standard Offer Service Agreement, dated October
         13, 1998, between Blackstone Valley Electric Company,
         Eastern Edison Company, Newport Electric Corporation and NRG
         Power Marketing, Inc.(5)
10.15    Asset Sales Agreement, dated December 23, 1998, between the
         Company and Niagara Mohawk Power Corporation.(5)
10.16    First Amendment to Wholesale Standard Offer Service
         Agreement, dated January 15, 1999, between Blackstone Valley
         Electric Company, Eastern Edison Company, Newport Electric
         Corporation and NRG Power Marketing, Inc.(5)
10.17    Generating Plant and Gas Turbine Asset Purchase and Sale
         Agreement for the Arthur Kill generating plants and Astoria gas turbines, dated January 27, 1999, between the Company and Consolidated Edison Company of New York, Inc.(5)

10.18 Transition Energy Sales Agreement, dated June 1, 1999, between Arthur Kill Power LLC and Consolidated Edison
         Company of New York, Inc.(5)
10.19 Transition Power Purchase Agreement, dated June 1, 1999, between Astoria Gas Turbine Power LLC and Consolidated
         Edison Company of New York, Inc.(5)
10.20 Transition Power Purchase Agreement, dated June 11, 1999, between Niagara Mohawk Power Corporation and Huntley Power
         LLC.(5)
10.21 Transition Power Purchase Agreement, dated June 11, 1999, between Niagara Mohawk Power Corporation and Dunkirk Power
         LLC.(5)
10.22    Power Purchase Agreement, dated June 11, 1999, between
         Niagara Mohawk Power Corporation and Dunkirk Power LLC.(5)
10.23    Power Purchase Agreement, dated June 11, 1999, between
         Niagara Mohawk Power Corporation and Huntley Power LLC.(5)
10.24 Amendment to the Asset Sales Agreement, dated June 11, 1999, between the Company and Niagara Mohawk Power Corporation.(5)
10.25    Transition Capacity Agreement, dated June 25, 1999, between
         Astoria Gas Turbine Power LLC and Consolidated Edison
         Company of New York, Inc.(5)
10.26    Transition Capacity Agreement, dated June 25, 1999, between
         Arthur Kill Power LLC and Consolidated Edison Company of New
         York, Inc.(5)
10.27    First Amendment to the Employment Agreement of David H.
         Peterson, dated June 27, 1999.(6)
10.28    Second Amendment to the Employment Agreement of David H.
         Peterson, dated August 26, 1999.(6)
10.29    Third Amendment to the Employment Agreement of David H.
         Peterson, dated October 20, 1999.(6)
10.30    [Swap] Master Agreement, dated June 11, 1999, between
         Niagara Mohawk Power Corporation and NRG Power Marketing,
         Inc.(6)
10.31    Standard Offer Service Wholesale Sales Agreement, dated
         October 29, 1999, between the Connecticut Light And Power
         Company and NRG Power Marketing, Inc.(6)
10.32    Amended Agreement for the Sale of Thermal Energy, dated
         January 1, 1983, between the Company (formerly known as
         Norenco Corporation) and Northern States Power and Norenco
         Corporation.(9)
10.33    Operations and Maintenance Agreement, dated November 1,
         1996, between the Company and Northern States Power.(9)
10.34 Agreement for the Sale of Thermal Energy and Wood Byproduct, dated December 1, 1986, between Northern States Power and
         Norenco Corporation.(9)
10.35    Federal and State Income Tax Sharing Agreement, dated April
         4, 1991, between Northern States Power Company and NRG
         Group, Inc.(9)
10.36    Support Agreement, dated March 27, 2000, between Northern
         States Power Company and CitiCorp USA Inc.(9)
10.37 Administrative Services Agreement, dated January 1, 1992, between Northern States Power Company and NRG Thermal
         Corporation.(9)
10.38    Form of Option Agreement with Northern States Power
         Company.(9)
10.39    Form of Registration Rights Agreement with Northern States
         Power Company.(9)
10.40    Form of Indemnification Agreement.(9)
10.41 Form of Severance Agreement entered into between NRG Energy and each of the following executive officers; James Bender, Leonard Bluhm, Craig Mataczynski, and John Noer.(14)

21       Subsidiaries of the Company.
23.1     Consent of PricewaterhouseCoopers LLP.
99.1     Financial Statements of "West Coast Power"

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

(13) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001.

(14) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001.
(b)      Reports on Form 8-K



         On February 1, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events.

              NRG Energy reported its financial results for the year ended December 31, 2000.

         On February 9, 2001, NRG Energy filed a Form 8-K reporting under Item 2 -- Acquisition or Disposition of Assets.

              NRG Energy announced the closing of its acquisition of a 5,633 megawatt portfolio of operating projects and projects in construction and advanced development from LS Power, LLC and its partners.

         On March 5, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events.

              NRG Energy filed as exhibit 99.1 the audited financial statements of NRG Energy, Inc. for the year ended December 31, 2000.

         On March 9, 2001, NRG Energy filed a Form 8-K reporting under Item 7 -- Exhibits.

              NRG Energy filed an opinion of Gibson, Dunn & Gutcher LLP regarding certain tax matters in connection with its Form S-3 Registration Statement No. 333-52508.

         On March 15, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              NRG Energy filed certain exhibits under Item 7 -- Exhibits in connection with its Registration Statement No. 333-52508.

         On April 3, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              NRG Energy announced that on March 23, 2001, NRG Energy Inc. announced its appointment of W. Mark Hart to the position of Senior Vice President, NRG Energy and NRG Europe and Latin America.

         On April 10, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              On April 5, 2001, NRG Energy completed the offering of $350,000,000 of its 7.75% senior notes due 2011 and $340,000,000 of its 8.625% Senior Notes due 2031. In connection with NRG Energy's December 2000 Registration Statement on Form S-3 (file No. 333-52508), NRG Energy filed certain exhibits under Item
              7 -- Exhibits

         On April 30, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              On April 25, 2001, NRG Energy reported its financial results for the three months ended March 31, 2001

         On June 18, 2001, NRG Energy filed a Form 8-K under Item 5 -- Other Events

              On June 15, 2001, NRG Energy reported that it is on track to achieve its stated goal of increasing earnings and megawatt ownership

         On July 2, 2001, NRG Energy filed a Form 8-K under Item
         2 -- Acquisition or Disposition of assets

              On June 22, 2001, NRG Energy reported that it acquired 1,081 megawatts of baseload electric generating plants from Delmarva Power and Light a subsidiary of Wilmington, Delaware-based Conectiv

         On July 18, 2001, NRG Energy filed a Form 8-K under Item 5 -- Other Events

              On July 16, 2001, NRG Energy completed the offering of $340,000,000 of its 6.75% senior notes due 2006 and $160,000,000 of its 8.625% Senior Notes due 2031

         On July 30, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              On July 25, 2001, NRG Energy reported its financial results for the second quarter of 2001

         On July 30, 2001, NRG Energy filed a form 8-K reporting under Item 5 -- Other Events

              On July 26, 2001, NRG Energy reported that the Federal Energy Regulatory Commission has instructed its staff to convene a technical conference to "further explore issues related to the competitive effects" resulting from NRG Energy's proposed acquisition of the and New Haven Harbor stations in Connecticut. The action will result in the acquisition being delayed beyond its previously expected close in the third quarter of 2001

         On September 21, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              On September 20, 2001, NRG Energy reported that it is on target to reach its forecasted EPS of $1.35 and announced that it acquired a 50% interest in the Saguaro Station from Edison Mission Energy and further announced that it has decided to stop pursuing the acquisition of two Connecticut plants from Wisvest Connecticut LLC

         On October 15, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              On October 11, 2001, NRG Energy reported its financial results for the third quarter of 2001

         On December 3, 2001, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              On November 29, 2001, NRG Energy announced that it signed asset purchase and sale agreements with subsidiaries of First Energy Corporation to acquire a 2,535 MW portfolio of generating assets

         On January 31, 2002, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

              On January 29, 2002 NRG Energy reported its financial results for the year ended December 31, 2001

         On February 26, 2002, NRG Energy filed a Form 8-K reporting under Item 5 -- Other Events

           On February 26, 2002 NRG Energy filed its audited financial statements for the year ended December 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                                     NRG ENERGY, INC.

                                          By:     /s/ LEONARD A. BLUHM
                                            ------------------------------------
                                                      Leonard A. Bluhm
                                                Executive Vice President and
                                                  Chief Financial Officer

POWER OF ATTORNEY:

     Each person whose signature appears below constitutes and appoints David H. Peterson and Leonard A. Bluhm, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 28, 2002.

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----
            /s/ DAVID H. PETERSON                Chairman of the Board, President and     March 28, 2002
---------------------------------------------    Chief Executive Officer
              David H. Peterson                  (Principal Executive Officer)

            /s/ LEONARD A. BLUHM                 Executive Vice President and Chief       March 28, 2002
---------------------------------------------    Financial Officer
              Leonard A. Bluhm                   (Principal Financial Officer)

            /s/ WILLIAM T. PIEPER                Vice President and Controller            March 28, 2002
---------------------------------------------    (Principal Accounting Officer)
              William T. Pieper

            /s/ WAYNE H. BRUNETTI                Director                                 March 28, 2002
---------------------------------------------
              Wayne H. Brunetti

           /s/ LUELLA G. GOLDBERG                Director                                 March 28, 2002
---------------------------------------------
             Luella G. Goldberg

            /s/ PIERSON M. GRIEVE                Director                                 March 28, 2002
---------------------------------------------
              Pierson M. Grieve

            /s/ WILLIAM A. HODDER                Director                                 March 28, 2002
---------------------------------------------
              William A. Hodder

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----
             /s/ JAMES J. HOWARD                 Director                                 March 28, 2002
---------------------------------------------
               James J. Howard

             /s/ GARY R. JOHNSON                 Director                                 March 28, 2002
---------------------------------------------
               Gary R. Johnson

            /s/ RICHARD C. KELLY                 Director                                 March 28, 2002
---------------------------------------------
              Richard C. Kelly

           /s/ EDWARD J. MCINTYRE                Director                                 March 28, 2002
---------------------------------------------
             Edward J. McIntyre

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     An annual report will be sent to security holders and will be supplementally filed with the Commission. Such annual report to security holders will not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.