Form 10-Q
period 2002-03-31
NRG ENERGY INC
filed 2002-05-15
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2002	Commission File Number: 001-15891

NRG Energy, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

(612) 373-5300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2002

Class A — Common Stock, $.01 par value	147,604,500 Shares
Common Stock, $.01 par value	51,309,776 Shares

Index

		Page No.

Part I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes

	Consolidated Statement of Income	1

	Consolidated Balance Sheet	2-3

	Consolidated Statement of Stockholders’ Equity	4

	Consolidated Statement of Cash Flows	5

	Notes to Financial Statements	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	28

	Cautionary Statement Regarding Forward Looking Information	29

SIGNATURES		31

Part I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31,

(In thousands, except per share amounts)	2002	2001

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$658,826	$624,262
Equity in earnings of unconsolidated affiliates	18,284	18,904

Total operating revenues and equity earnings	677,110	643,166

Operating Costs and Expenses
Cost of majority-owned operations	474,090	423,859
Depreciation and amortization	66,611	38,092
General, administrative and development	68,107	54,191

Total operating costs and expenses	608,808	516,142

Operating Income	68,302	127,024

Other Income (Expense)
Minority interest in earnings of consolidated subsidiaries	(1,921)	(2,059)
Other income, net	(813)	2,082
Interest expense, net	(120,333)	(86,992)

Total other expense	(123,067)	(86,969)

(Loss) income before Income Taxes	(54,765)	40,055
Income Tax (Benefit) Expense	(28,302)	4,877

Net (Loss) Income	$(26,463)	$35,178

Weighted Average Number of Common Shares Outstanding — Basic	198,605	183,925
Earnings (Loss) per Weighted Average Common Share — Basic	$(0.13)	$0.19
Weighted Average Number of Common Shares Outstanding — Diluted	198,605	185,878
Earnings (Loss) per Weighted Average Common Share — Diluted	$(0.13)	$0.19

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
(In thousands)	2002	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$270,533	$186,107
Restricted cash	193,025	161,842
Accounts receivable — trade, less allowance for doubtful accounts of $29,879 and $33,962	374,757	346,154
Accounts receivable — affiliates	3,076	—
Income tax receivable	44,952	28,118
Inventory	334,508	331,323
Current portion of notes receivable	2,494	737
Derivative instruments valuation — at market	46,610	54,934
Prepayments and other current assets	110,947	78,142

Total current assets	1,380,902	1,187,357

Property, Plant and Equipment, at Original Cost
In service	7,563,596	7,005,680
Under construction	2,787,796	2,942,993

Total property, plant and equipment	10,351,392	9,948,673
Less accumulated depreciation	(577,243)	(516,454)

Net property, plant and equipment	9,774,149	9,432,219

Other Assets
Equity investments in affiliates	1,101,119	1,050,510
Capitalized project costs	1,280	2,581
Notes receivable, less current portion	787,837	775,865
Intangible assets, net of accumulated amortization of $26,834 and $15,311	110,881	97,133
Debt issuance costs, net of accumulated amortization of $23,958 and $17,250	116,717	110,708
Derivative instruments valuation — at market	180,691	179,605
Other assets, net of accumulated amortization of $3,299 and $13,323	37,268	58,567

Total other assets	2,335,793	2,274,969

Total Assets	$13,490,844	$12,894,545

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
(In thousands)	2002	2001

	(Unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of project level, long-term debt	$490,770	$500,154
Revolving line of credit	980,000	170,000
Revolving line of credit, non-recourse debt	40,000	40,000
Project-level, non-recourse debt	22,024	22,156
Corporate level, recourse debt	—	600,000
Note payable, affiliate	300,000	—
Accounts payable	353,864	330,471
Accounts payable-affiliate	—	16,867
Accrued property, sales and other taxes	33,538	14,585
Accrued salaries, benefits and related costs	23,200	40,043
Accrued interest	107,755	96,479
Derivative instruments valuation — at market	33,210	21,910
Other current liabilities	100,977	97,939

Total current liabilities	2,485,338	1,950,604

Other Liabilities
Project-level, long term, non-recourse debt	4,967,159	4,871,432
Corporate level, long-term, recourse debt	2,967,890	2,972,400
Deferred income taxes	429,389	445,736
Postretirement and other benefit obligations	76,245	75,455
Derivative instruments valuation — at market	54,512	51,520
Other long-term obligations and deferred income	207,242	222,468
Minority Interest	69,946	67,801

Total liabilities	11,257,721	10,657,416

Commitments and Contingencies
Stockholders’ Equity
Class A — common stock; $.01 par value; 250,000,000 shares authorized; 147,604,500 shares issued and outstanding	1,476	1,476
Common stock; $.01 par value; 550,000,000 shares authorized; 50,173,847 shares at March 31, 2002 and 50,939,875 shares at December 31, 2001 issued and outstanding	512	509
Additional paid-in capital	1,717,475	1,713,984
Retained earnings	608,886	635,349
Accumulated other comprehensive loss	(95,226)	(114,189)

Total stockholders’ equity	2,233,123	2,237,129

Total Liabilities and Stockholders’ Equity	$13,490,844	$12,894,545

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Shares	Stock	Shares	Capital	Earnings	Income	Equity

Balances at December 31, 2000	$1,476	147,605	$324	32,396	$1,233,833	$370,145	$(143,690)	$1,462,088
Net Income						35,178		35,178
Foreign currency translation adjustments							(66,899)	(66,899)
Cumulative effect of SFAS No. 133							(22,631)	(22,631)
Deferred unrealized gains, net on derivatives							43,357	43,357

Comprehensive income								(10,995)
Issuance of common stock, net			185	18,493	475,032			475,217
Issuance of corporate units					4,080			4,080

Balances at March 31, 2001	$1,476	147,605	$509	50,889	$1,712,945	$405,323	$(189,863)	$1,930,390

Balances at December 31, 2001	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129
Net Loss						(26,463)		(26,463)
Foreign currency translation adjustments and other							6,569	6,569
Deferred unrealized gains, net on derivatives							12,394	12,394

Comprehensive loss								(7,500)
Issuance of common stock, net			3	235	3,491			3,494

Balances at March 31, 2002	$1,476	147,605	$512	51,174	$1,717,475	$608,886	$(95,226)	$2,233,123

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2002	2001

Cash Flows from Operating Activities
Net (loss) income	$(26,463)	$35,178
Adjustments to reconcile net (loss) income to net cash used in operating activities
Undistributed equity in earnings of unconsolidated affiliates	9,345	(17,744)
Depreciation and amortization	66,611	38,092
Deferred income taxes and investment tax credits	6,707	10,429
Minority interest	1,921	2,059
Unrealized gains on energy contracts	(639)	(12,785)
Investment write downs	—	2,274
Amortization of assumed out of market power contracts	(15,324)	(875)
Cash provided (used) by changes in certain working capital items, net of acquisition effects
Accounts receivable	(28,887)	81,474
Accounts receivable — affiliates	(2,701)	(109,582)
Accrued income taxes	(16,601)	(12,036)
Inventory	(2,881)	(31,475)
Prepayments and other current assets	(33,925)	(1,215)
Accounts payable	23,360	(36,017)
Accounts payable — affiliates	(16,390)	(8,237)
Accrued property, sales and other taxes	18,953	2,141
Accrued salaries, benefits and related costs	(17,102)	(13,856)
Accrued interest	11,251	2,920
Other current liabilities	2,786	3,676
Cash used by changes in other assets and liabilities	(7,442)	(3,509)

Net Cash Used by Operating Activities	(27,421)	(69,088)

Cash Flows from Investing Activities
Acquisitions, net of liabilities assumed	—	(832,725)
Proceeds from sale of investments	—	4,063
Investments in equity method investments and projects	(27,941)	(38,173)
(Increase)/decrease in notes receivable (net)	(14,588)	3,540
Capital expenditures	(405,185)	(185,238)
Increase in restricted cash	(31,182)	(79,650)

Net Cash Used by Investing Activities	(478,896)	(1,128,183)

Cash Flows from Financing Activities
Proceeds from issuance of stock, net	3,494	475,217
Net borrowings under line of credit agreements	810,000	499,000
Proceeds from issuance of corporate units	—	4,080
Proceeds from issuance of long-term debt, net	131,023	873,141
Proceeds from issuance of note payable, affiliate	300,000	—
Principal payments on short and long-term debt	(651,671)	(618,436)

Net Cash Provided by Financing Activities	592,846	1,233,002

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,103)	(4,386)
Net Increase in Cash and Cash Equivalents	84,426	31,345
Cash and Cash Equivalents at Beginning of Period	186,107	95,243

Cash and Cash Equivalents at End of Period	$270,533	$126,588

See notes to consolidated financial statements.

NRG Energy, Inc.
NOTES TO FINANCIAL STATEMENTS

     NRG Energy, Inc. (NRG Energy or the Company) is a leading global energy company primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by NRG Energy are set forth in Note 2 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of March 31,2002 and December 31, 2001, the results of its operations for the three months ended March 31, 2002 and 2001, and its cash flows and stockholders’ equity for the three months ended March 31, 2002 and 2001.

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total stockholders’ equity as previously reported.

1. Business Developments

     In March 2002, Xcel Energy filed materials with the Securities and Exchange Commission (SEC) to commence an exchange offer under which Xcel Energy would acquire all of the publicly held outstanding common stock of NRG Energy. Xcel Energy now owns 74 percent of NRG Energy’s outstanding common stock and class A common stock, representing 97% of the total voting power of such stock. Under the terms of the offer, as revised in April 2002, each of NRG Energy’s public stockholders would receive 0.50 of a share of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG Energy common stock they hold.

     In April 2002, one of Xcel Energy’s shareholders asked the SEC to hold a hearing in connection with the exchange offer. The hearing was requested to consider issues related to the Public Utility Holding Company Act (PUHCA). The SEC has not yet responded to the request. In order to complete the offer, Xcel Energy must receive SEC approval under PUHCA.

     The SEC published a notice in April 2002, extending the earliest date by which the SEC could enter an order authorizing Xcel Energy to consummate the exchange offer under PUHCA to May 7, 2002. Xcel Energy to date has not received the required order from the SEC under PUHCA and has extended the exchange offer to May 17, 2002.

     In accordance with its previously stated intentions to infuse a total of $600 million of equity into NRG Energy prior to the consummation of the exchange offer, Xcel Energy has in the past several months provided approximately $470 million to NRG Energy. In respect of these funds, NRG Energy issued to Xcel Energy a $300 million subordinated convertible note in February 2002 and two additional $150 million subordinated convertible notes in April 2002 and May 2002, respectively. Xcel Energy has stated that it intends to cancel this debt if the exchange offer is completed, effectively making a capital contribution to NRG Energy. If the exchange offer is not completed, Xcel Energy intends to convert the notes into NRG Energy common stock.

     In July 2001, NRG Energy signed agreements to acquire from Edison Mission Energy a 50% interest in the 375 MW Commonwealth Atlantic gas and oil-fired generating station located near Chesapeake, Virginia, and a 50% interest in the 110 MW James River coal-fired generating facility in Hopewell, Virginia. NRG Energy closed the acquisition of the Commonwealth Atlantic and James River generating facilities in January 2002, for $11.2 million and $6.5 million, respectively.

     On April 1, 2002, NRG Energy terminated its purchase agreement with a subsidiary of Conectiv to acquire 794 MW of coal and oil-fired electric generating capacity and other assets in New Jersey and Pennsylvania, including an additional 66 MW of the Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. No incremental costs were incurred by NRG Energy related to the termination of this agreement.

     NRG Energy has retained financial advisors to market its international assets. The assets are being marketed in four regional bundles: Latin America, the United Kingdom, Europe and Asia-Pacific. The proceeds of any such future sales would be used to improve liquidity and reduce debt. NRG Energy is also evaluating the possible restructuring of its domestic portfolio, including the potential sale of a partial or entire interest in selected North America regions. NRG Energy is also considering the sale of its interests in landfill gas assets.

2. Summarized Income Statement Information of Affiliates

     NRG Energy has a 50% interest in one company (West Coast Power LLC) that was considered significant as of December 31, 2001, as defined by applicable SEC regulations, and accounts for its investment using the equity method.

West Coast Power LLC
Summarized Financial Information

     The following table summarizes financial information for West Coast Power LLC, including interests owned by NRG Energy and other parties for the periods shown below:

Results of Operations

	Three Months	Three Months	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	March 31,	December 31,	December 31,	December 31,
(In millions)	2002	2001	2001	2000	1999

Operating revenues	$162	$524	$1,562	$875	$279
Operating income	$31	$31	$345	$278	$43
Net income (pre-tax)	$30	$24	$326	$245	$29

Financial Position

	December 31,	December 31,
(In millions)	2001	2000

Current assets	$401	$322
Other assets	659	526

Total assets	$1,060	$848

Current liabilities	$138	$230
Other liabilities	269	194
Equity	653	424

Total liabilities and equity	$1,060	$848

NRG Energy’s share of undistributed retained earnings	$327	$212

3. Short Term Debt

     In March 2002, NRG Energy’s $500 million recourse revolving credit facility matured and was replaced with a $1.0 billion 364-day revolving line of credit, which terminates on March 7, 2003. The facility is unsecured and provides for borrowings of “Base Rate Loans” and “Eurocurrency Loans”. The Base Rate Loans bear interest at the greater of the Administrative Agent’s prime rate or the sum of the prevailing per annum rates for overnight funds plus 0.5% per annum, plus an additional margin which varies from 0.375% to 0.50% based upon NRG Energy’s utilization of the facility and its then-current senior debt credit rating. The Eurocurrency loans bear interest at an adjusted rate based on LIBOR plus an adjustment percentage, which varies depending on NRG Energy’s senior debt credit rating and the amount outstanding under the facility. The credit agreement for this facility was amended in April 2002 to revise the interest coverage ratio covenant. As amended, the covenant requires NRG Energy to maintain a minimum interest coverage ratio that varies throughout the year from 1.85 to 2.00, as determined at the end of each fiscal quarter. The facility contains additional covenants that, among other things, restrict the incurrence of liens and require NRG Energy to maintain a net worth of at least $1.5 billion plus 25% of NRG Energy’s consolidated net income from January 1, 2002 through the determination date. In addition, NRG Energy must maintain a debt to capitalization ratio of not more than 0.68 to 1.00. The failure to comply with any of these covenants would be an Event of Default under the terms of the credit agreement. At March 31, 2002, the Company had a $980 million outstanding balance under this credit facility. At March 31, 2002, the weighted average interest rate of such outstanding advances was 3.456% per year.

     NRG Energy's $125 million syndicated letter of credit facility contains terms, conditions and covenants that are substantially the same as those in NRG Energy's $1.0 billion 364-day revolving line of credit. NRG Energy is currently working with the agent bank to amend the letter of credit facility agreement to incorporate the same covenant revisions and other amendments that have been made to the terms and conditions of NRG Energy's $1.0 billion revolving credit facility, including the addition of an interest coverage ratio covenant, and revisions to clarify that the three subordinated convertible notes issued by NRG Energy to Xcel Energy to evidence Xcel Energy's provision of $600 million to NRG Energy shall be treated as equity for purposes of NRG Energy's calculation of indebtedness under the agreement. Based on conversations with the agent bank, NRG Energy does not anticipate any difficulty in finalizing this amendment.

     As of December 31, 2001, NRG Energy, through its wholly owned subsidiary, NRG South Central Generating LLC, had outstanding approximately $40 million under a project level, non-recourse revolving credit agreement scheduled to mature in March 2002. In March 2002, the facility was renewed for an additional 90 days, with substantially similar terms and conditions. At March 31, 2002, the weighted average interest rate of such outstanding advances was 2.884% per year. The maximum available under this facility is $40 million. The Company intends to renew this facility with a facility having substantially similar terms and conditions.

     As discussed above, in February 2002, NRG Energy, Inc. issued a $300 million subordinated convertible note to its majority shareholder, Xcel Energy, Inc., to evidence a loan from Xcel Energy to NRG Energy in the amount of $300 million. The $300 million subordinated convertible note bears interest at a per annum rate equal to 30-day LIBOR plus 0.90%. Payments on unpaid principal, together with interest, are due quarterly in arrears, NRG Energy will not make any payments of principal or interest on the note so long as NRG Energy has senior indebtedness outstanding. The note is subordinated to all of NRG Energy’s present and future secured and unsecured obligations for borrowed money or guarantees. Xcel Energy may, at its option, at any time so long as New York Stock Exchange rules do not require prior approval of NRG Energy shareholders, cause NRG Energy to convert the full amount of the note into an aggregate number of shares of NRG Energy’s common stock equal to the sum of the then outstanding principal amount of the note and all accrued but unpaid interest divided by the price per share on the date specified in Xcel Energy’s notice to convert. The price per share would be determined by the Independent Committee of the NRG Energy board of directors, and approved by the Finance Committee of the Xcel Energy board, but at a price per share not less than the average closing price for the NRG Energy common stock on the New York Stock Exchange during the five-trading day period prior to the date of conversion. Xcel Energy has confirmed to NRG Energy that it intends to cancel this debt if its currently pending exchange offer for NRG Energy’s outstanding common stock is successfully completed and it consummates a “short form” merger with NRG Energy, thereby effectively making a capital contribution to NRG Energy. If the offer and merger are not completed, Xcel Energy has said that it plans to convert the note into NRG Energy common stock. In each of April and May, respectively, NRG Energy issued an additional $150 million subordinated convertible note to Xcel Energy, to evidence further loans from Xcel Energy to NRG Energy in the amount of $300 million. The notes contain substantially the same terms and conditions as that issued in February 2002.

     In April 2002, NRG Energy discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG Energy’s Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made. NRG Energy has since made those filings and has discussed the situation with FERC and the SEC. While NRG Energy does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG Energy’s debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving line of credit. Accordingly, NRG Energy sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of Big Cajun Peaking Power’s failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility. While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG Energy did not borrow under either of these credit facilities. The waiver under the construction and acquisition facility continues indefinitely unless a default arising out of any possible PUHCA violation relating to Big Cajun's temporary failure to make these filings occurs.

4. Long Term Debt and Capital Lease Obligations

     In May 2001, NRG Energy’s wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. The facility will be used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provides for borrowings of base rate loans and Eurocurrency loans and is secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guaranties from each such subsidiary or affiliate. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be re-borrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2006. The facility is non-recourse to NRG Energy other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of March 31, 2002, the aggregate amount outstanding under this facility was $806.8 million. At March 31, 2002, the weighted average interest rate of such outstanding advances was 3.399%.

     Substantially all of NRG Energy’s operations are conducted by project subsidiaries and project affiliates. NRG Energy’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG Energy’s projects and other subsidiaries. The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of March 31, 2002, six of NRG Energy’s subsidiaries and project affiliates are restricted from making cash payments to NRG Energy. Loy Yang, Killingholme, Energy Center Kladno and Louisiana Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG Energy; LSP Energy (Batesville) is resolving equipment problems that will cause its debt service coverage ratio to fall below the minimum required for distribution, and Crockett Cogeneration is limited in its ability to make distributions to NRG Energy and its other partners.

     NRG Energy believes the situations at Louisiana Generating, Energy Center Kladno, Batesville and Killingholme do not create an event of default and will not allow the lenders to accelerate the project financings. The forced outage of one 500 MW unit at Loy Yang combined with current market prices may lead to an event of default and the possible acceleration of the Loy Yang project debt in the fourth quarter of 2002; however, if insurance claims are paid as NRG Energy expects and forecasted revenues and costs are achieved, along with replacement of the damaged unit as scheduled, default will be avoided.

     The bankruptcy of Pacific Gas & Electric (PG&E) creates the potential for a covenant default that would result in the acceleration of the debt at Crockett if not resolved with the lenders. Management has engaged in active discussions with the lenders of Crockett since PG&E filed for bankruptcy in April 2001; additionally, Crockett is being paid each month by PG&E since the bankruptcy filing. PG&E and the Bankruptcy Court have affirmed the long-term power purchase agreement and PG&E is paying down the outstanding receivable over a 12 month period ending December 1, 2002. Thus, NRG Energy believes that an acceleration of the Crockett debt is unlikely. However, as of March 31, 2002 and December 31, 2001, NRG Energy has reflected the entire balance of the Crockett debt as a current obligation in the amounts of $231.7 million and $234.5 million, respectively. For additional information regarding the California liquidity crisis see Note 6 — Commitments and Contingencies.

NRG Energy Credit Rating

     NRG Energy’s unsecured credit rating is BBB – from Standard & Poor’s and Baa3 from Moody’s Investor Service. In December 2001, Moody’s placed NRG Energy’s credit rating on review for potential downgrade. NRG Energy’s credit rating remains under review by Moody’s for potential downgrade.

     As of March 31, 2002 and December 31, 2001, NRG Energy’s off-balance sheet obligations pursuant to its guarantees of performance, equity and indebtedness obligations of its subsidiaries totaled approximately $736.8 million and $721.7 million, respectively. NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy’s generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries.

     If Moody’s or Standard & Poor’s were to downgrade NRG Energy, many of the corporate guarantees and commitments currently in place would need to be supported with letters of credit or cash collateral within 5 to 30 days.

     As of March 31, 2002 and December 31, 2001, the amount of collateral required, if NRG Energy were downgraded, was approximately $1.02 billion and $960 million, respectively, to satisfy certain of the above mentioned guarantees and certain obligations associated with the $2 billion construction/acquisition revolver. Of the $1.02 billion in collateral that could be required as of March 31, 2002, approximately $200 million relates to NRG Energy’s guarantees of debt service reserve accounts required by some of its project-level financings; approximately $400 million relates to NRG Energy’s power marketing activities; and approximately $420 million would be required to support its Contingent Equity Guarantee associated with the $2 billion construction/acquisition revolver.

     In the event of a downgrade, NRG Energy would expect to meet its collateral obligations with cash on hand; available credit lines provided under its revolving line of credit; potentially, and from liquidity support provided by Xcel Energy and the issuance of debt into capital markets.

5. Segment Reporting

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The “Other” category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three months ended March 31, 2002 and 2001 is as follows:

	For the Three Months Ended March 31, 2002 POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$349,793	$158,802	$75,850	$17,246
Equity in earnings / (losses) of unconsolidated affiliates	16,696	2,565	8,051	157

Total operating revenues and equity earnings	366,489	161,367	83,901	17,403

Net Income (Loss)	$(4,950)	$18,045	$5,861	$513

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned Operations	$21,654	$31,481	$4,000	$658,826
Equity in earnings / (losses) of unconsolidated affiliates	(9,185)	—	—	18,284

Total operating revenues and equity earnings	12,469	31,481	4,000	677,110

Net Income (Loss)	$2,025	$4,173	$(52,130)	$(26,463)

     Total assets as of March 31, 2002 for North America, Europe, Asia Pacific and Other Americas total $10.3 billion, $1.8 billion, $1.0 billion and $0.4 billion, respectively.

	For the Three Months Ended March 31, 2001 POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$416,268	$68,708	$88,277	$96
Equity in earnings / (losses) of unconsolidated affiliates	12,461	5,986	4,097	2,195

Total operating revenues and equity earnings	428,729	74,694	92,374	2,291

Net Income (Loss)	$35,932	$7,760	$9,932	$945

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned Operations	$10,532	$32,474	$7,907	$624,262
Equity in earnings / (losses) of unconsolidated affiliates	(5,840)	5	—	18,904

Total operating revenues and equity earnings	4,692	32,479	7,907	643,166

Net Income (Loss)	$3,171	$2,242	$(24,804)	$35,178

     Total assets as of March 31, 2001 for North America, Europe, Asia Pacific and Other Americas total $6.0 billion, $0.9 billion, $0.6 billion and $0.1 billion, respectively.

6. Commitments and Contingencies

California Liquidity Crisis

     NRG Energy’s California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

     In March 2001, the California Power Exchange (PX) filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, Pacific Gas & Electric Company (PG&E) also filed for bankruptcy under Chapter 11. PG&E’s filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy’s California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California PX’s ability to repay its debt is dependent on the extent to which it receives payments from PG&E and Southern California Edison (SCE). On December 21, 2001, the California bankruptcy court affirmed the Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso’s agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of past due amounts totaling $49.6 million, plus interest. The first payment of $6.2 million, including accrued interest, was received on December 31, 2001. Subsequent payments of $12.4 million were received during the first quarter of 2002. The net outstanding amount due from PG&E at March 31, 2002 is $37.2 million.

     NRG Energy’s share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $55.0 million as of March 31, 2002, compared to $85.1 million at December 31, 2001. These amounts reflect NRG Energy’s share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributable to cash collections from the California ISO during the first quarter of 2002.

Pending Acquisitions

     FirstEnergy. In November 2001, NRG Energy signed purchase agreements to acquire or lease for approximately $1.6 billion, in cash and assumed debt, a portfolio of four coal-fired generating facilities totaling approximately 2,535 MW and two ash disposal sites from subsidiaries of FirstEnergy Corporation. The four generating facilities are located in Ohio, along the shore of Lake Erie, and are the approximately 376 MW Ashtabula facility in Ashtabula, Ohio, the approximately 249 MW Lake Shore facility in downtown Cleveland, the approximately 1,262 MW Eastlake facility near Cleveland and the approximately 648 MW Bay Shore facility near Toledo. NRG Energy is also acquiring all of the equity interests in Bay Shore Power Company, which is a subsidiary of FirstEnergy and the owner of a 136 MW petroleum coke-fired steam generating project. NRG Energy is working to close these acquisitions in the second quarter of 2002. In connection with the acquisition of these facilities, NRG Energy is entering into a Transition Power Purchase Agreement with FirstEnergy, pursuant to which NRG Energy will supply to FirstEnergy approximately 95% of the output from the facilities through 2005.

Legal Issues

New York Environmental Litigation

     In January 2002 the New York Attorney General and the New York Department of Environmental Control filed suit in the western district of New York against NRG Energy and Niagara Mohawk Power Corporation, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. NRG Energy has filed a motion to dismiss the claims against it.

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

California Litigation

     NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in San Diego, California in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the people of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy’s West Coast power partnership with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

     Although the complaints contain a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Coordinating Council and otherwise. The complaints allege that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California have been consolidated and assigned to the presiding judge of the San Diego County Superior Court. While these cases are in too preliminary a stage to speculate on their outcome, if they were ultimately resolved adversely to the defendants it could have a material adverse effect on NRG Energy’s results of operations and financial condition.

FERC Investigation

     On May 8, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator or Power Exchange, including NRG Energy, to respond to data requests, including requests for admissions with respect to certain trading strategies. The investigation is in response to memoranda prepared by Enron corporation detailing Enron's use of those trading strategies during 2000 and 2001. NRG Energy must respond by May 22, 2002.

7. Earnings Per Share

     Basic earnings per common share were computed by dividing net income by the weighted average number of Class A common stock and common stock shares outstanding during each period. Shares issued during the period are weighted for the portion of the year that they were outstanding. Diluted earnings-per-share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the issuance of common stock in the future due to the outstanding warrants (11.5 million shares) to buy NRG Energy common stock issued in connection with NRG Energy’s Corporate Units issuance in March 2001 is also calculated using the treasury stock method. In February 2002, NRG Energy issued a $300 million note payable to Xcel Energy that is convertible into NRG Energy common stock at Xcel’s option. This convertible note payable is a common share equivalent. The dilutive effect of the convertible note payable is calculated on the if-converted method. The reconciliation of basic earnings per common share to diluted earnings per share is shown in the following table (in thousands, except per share data):

	For the Three Months Ended March 31, 2002			For the Three Months Ended March 31, 2001

			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic earnings per share
Income before extraordinary items	$(26,463)	198,605	$(0.13)	$35,178	183,925	$0.19
Effect of dilutive securities
Convertible note to affiliate	—	—	—	—	—	—
Warrants (corporate units)	—	—	—	—	—	—
Stock options	—	—	—	—	1,953	—

Diluted earnings per share	$(26,463)	198,605	$(0.13)	$35,178	185,878	$0.19

     For the three months ended March 31, 2002 and 2001, 4.3 million and 10,400 stock options, respectively, have been excluded from the dilutive calculation above as their exercise price exceeded the average fair market value of NRG Energy’s common stock. For the three months ended March 31, 2002 and 2001, there was no effect on diluted earnings per share related to the forward contract to buy NRG Energy’s common stock issued in connection with NRG Energy’s issuance of corporate units. The issuance of a convertible note to Xcel Energy in February 2002 was excluded from the calculation of diluted earnings per share, as its effect would be anti-dilutive.

8. Inventory

     Inventory, which is stated at the lower of weighted average cost or market, consisted of (in thousands):

	March 31,	December 31,
	2002	2001

Fuel oil	$77,023	$89,318
Coal	110,590	96,193
Kerosene	1,218	1,267
Spare parts	123,621	121,622
Emission credits	16,437	16,995
Natural gas	594	1,395
Other	5,025	4,533

Total Inventory	$334,508	$331,323

     9.     Property, Plant and Equipment

     The major classes of property, plant and equipment were as follows:

	March 31,	December 31,
	2002	2001

	(In thousands)
Facilities and equipment	$7,375,558	$6,863,930
Land and improvements	130,031	111,368
Office furnishings and equipment	41,530	30,382
Construction in Progress	2,787,796	2,942,993

Total property, plant and equipment	10,334,915	9,948,673
Accumulated depreciation	(577,243)	(516,454)

Net property, plant and equipment	$9,757,672	$9,432,219

10. Derivative Instruments and Hedging Activities

     On January 1, 2001, NRG Energy adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative instrument’s change in fair value will be immediately recognized in earnings. NRG Energy also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative’s gain or loss unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

     SFAS No. 133 applies to NRG Energy’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates and foreign exchange contracts to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions. At March 31, 2002, NRG Energy had various commodity contracts extending through December 2003, and several fixed-price gas and electricity purchase contracts extending through 2018.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on NRG Energy’s Other Comprehensive Income balance as of March 31, 2002:

	ENERGY	INTEREST	FOREIGN
(Gains/(Losses) in $ thousands)	COMMODITIES	RATE	CURRENCY	TOTAL

OCI balance at December 31, 2001	$134,868	$(61,404)	$(2,363)	$71,101
Unwound from OCI during period:
due to unwinding of previously deferred amounts	(3,396)	—	—	(3,396)
Mark to market of hedge contracts	(1,762)	15,206	2,346	15,790

OCI balance at March 31, 2002	$129,710	$(46,198)	$(17)	$83,495

Gains/(Losses) expected to unwind from OCI during next 12 months	$36,056	$(3,534)	—	$32,522

     During the three months ended March 31, 2002, NRG Energy reclassified gains of $3.4 million from OCI to current-period earnings. This amount is recorded on the same line in the statement of operations in which the hedged item is recorded. Also during the three months ended March 31, 2002, NRG Energy recorded an after-tax gain in OCI of approximately $15.8 million related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of March 31, 2002 was an unrecognized gain of approximately $83.5 million. NRG Energy expects $32.5 million of the deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

Statement of Operations

     The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended March 31, 2002:

	ENERGY	FOREIGN
(Gains/(losses) in thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$8,578	—	$8,578
Equity in earnings of unconsolidated subsidiaries	745	—	745
Cost of operations	(7,953)	—	(7,953)
Other income	—	76	76

Total Statement of Operations impact before tax	$1,370	$76	$1,446

     The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended March 31, 2001:

	ENERGY	FOREIGN
(Gains/(losses) in thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$—	—	$—
Equity in earnings of unconsolidated subsidiaries	(1,887)	—	(1,887)
Cost of operations	20,742	—	20,742
Other income		1,316	1,316

Total Statement of Operations impact before tax	$18,855	$1,316	$20,171

Energy related commodities

     NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Certain of these transactions have been designated as cash flow hedges. NRG Energy has accounted for these derivatives by recording the effective portion of the cumulative gain or loss on the derivative instrument as a component of OCI in shareholders’ equity. NRG Energy recognizes deferred gains and losses into earnings in the same period or periods during which the hedged transaction affects earnings. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

     No ineffectiveness was recognized on commodity cash flow hedges during the three months ended March 31, 2002 and 2001.

     NRG Energy’s pre-tax earnings for the three months ended March 31, 2002 and 2001 were increased by an unrealized gain of $1.4 million and $18.9 million, respectively, associated with changes in the fair value of non-hedge energy related derivative instruments.

     During the three months ended March 31, 2002, NRG Energy reclassified gains of $3.4 million from OCI to current-period earnings and expects to reclassify an additional $2.0 million of deferred gains to earnings during the next twelve months on energy related derivative instruments accounted for as hedges.

Interest rates

     In order to minimize NRG Energy’s exposure to changes in interest rates, NRG Energy attempts to maintain 60 – 70% of its debt as fixed rate, which has proven historically to provide the lowest volatility and price, when calculated on an annual basis. When necessary, NRG Energy will employ the use of interest rate swaps with highly credit worthy counter–parties to maintain this mix of fixed and floating rates. Interest-rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders’ equity and recognized into earnings as the underlying interest expense is incurred. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

     No ineffectiveness was recognized on interest rate cash flow hedges during the three months ended March 31, 2002 and 2001.

     During the three months ended March 2002, NRG Energy did not reclassify any amounts to current-period earnings and expects to reclassify $3.5 million of deferred losses to earnings during the next twelve months on interest rate swaps accounted for as hedges.

Foreign currency exchange rates

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

     No ineffectiveness was recognized on foreign currency cash flow hedges during the three months ended March 31, 2002.

     NRG Energy’s pre-tax earnings for the three months ended March 31, 2002 and 2001 were increased by an unrealized gain of $0.1 million and $1.3 million, respectively, associated with non-hedge foreign currency derivative instruments.

     During the three months ended March 31, 2002, NRG Energy did not reclassify any significant amounts from OCI to current period earnings and does not expect to reclassify any significant amounts to earnings during the next twelve months on foreign currency swaps accounted for as hedges.

11. New Accounting Pronouncements

     During the first quarter of 2002, NRG Energy adopted Statement of Financial Accounting Standard (SFAS) 142 — “Goodwill and Other Intangible Assets” (SFAS 142), which requires new accounting for intangible assets, including goodwill. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. Goodwill will no longer be amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value.

     NRG Energy had intangible assets of $39.4 million at March 31, 2002, which will not be amortized and consist primarily of goodwill. During the first six months of 2002, NRG Energy will perform impairment tests. To date, such tests completed have concluded that no write-down is necessary. Approximately $16.5 million of Goodwill was reclassified to Property, Plant and Equipment to comply with the provisions of SFAS No. 142.

     Aggregate amortization expense recognized in the first quarter of 2002 was approximately $1.0 million. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $3.4 million. Intangible assets consisted of the following (in thousands):

	At December 31, 2001		At March 31, 2002

Class of	Gross	Accumulated	Gross	Accumulated
Intangible Asset	Carrying Amount	Amortization	Carrying Amount	Amortization

Goodwill	$ 66,482	$ 10,288	$ 49,844	$ 10,428

Amortized: Service contracts	$ 77,524	$ 15,188	$ 87,871	$ 16,406

     The following table summarizes the pro forma impact of implementing SFAS 142 at Jan. 1, 2001 on the net income and earnings per share for the periods presented.

	Three Months Ended

(In thousands, except per share amounts)	March 31, 2002	March 31, 2001

Reported net (loss) income	$(26,463)	$35,178
Add back: Goodwill amortization (after tax)	—	706

Adjusted net (loss) income	$(26,463)	$34,472

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG Energy has not completed its analysis of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. On January 1, 2002, NRG Energy adopted SFAS No. 144. NRG Energy did not recognize any asset impairments as a result of the adoption. The method used in determining fair value was based on other valuation techniques, including the present value of future cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

     SFAS No.145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required.

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

     SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on NRG Energy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     NRG Energy is a leading global energy company primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally.

RESULTS OF OPERATIONS

Earnings Per Share

     For the three months ended March 31, 2002, NRG Energy’s fully diluted loss per share was $0.13 compared to earnings per share of $0.19 for the same period in 2001. The decrease in fully diluted earnings per share is due primarily to the $26.5 million loss that NRG Energy recognized during the three months ended March 31, 2002.

Net (Loss) Income

     NRG Energy recognized a loss of $26.5 million for the three months ended March 31, 2002. This loss represents a decrease in earnings of $61.7 million compared to the same period in 2001, or 175.2%. In general, NRG Energy’s earnings decreased for the three months ended March 31, 2002, due to mild weather in much of NRG Energy’s operating territory in the United States, which reduced energy sales. Lower power prices have reduced the profitability of NRG Energy’s sales. In addition, higher operating, depreciation and interest costs have resulted from project acquisitions since the first quarter of 2001. The decrease was also due in part to a smaller mark-to-market gain recorded under SFAS No. 133, “Accounting For Derivatives and Hedging Activities,” in the three months ended March 31, 2002 as compared to the same period in 2001. NRG Energy’s earnings in the first quarter have generally been lower then other quarters.

Operating Revenues and Equity Earnings

     For the three months ended March 31, 2002, NRG Energy had total operating revenues and equity earnings of $677.1 million, compared to $643.2 million, an increase of $33.9 million or approximately 5.3%.

Revenues from Majority Owned Operations

     Revenues from majority-owned operations for the three months ended March 31, 2002, consisted primarily of power generating revenues from domestic operations of approximately $349.8 million, operations in Europe of $158.8 million, Asia-Pacific $75.9 million and Other Americas $17.2 million resulting in increases of $90.1 million related to the Europe operations and $17.1 million related to Other Americas operations offset by decreases of $66.5 million related to North Americas operations and $12.4 million related to Asia — Pacific’s operations. In addition, NRG Energy recognized revenues from majority-owned operations from its Alternative Energy, Thermal and Other Operations of $21.7 million, $31.4 million and $4.0 million, respectively resulting in an increase of $11.2 million for the Alternative Energy operations and decreases of $1.1 million and $3.9 million for the Thermal and Other operations, respectively.

     The decrease in North America’s revenues from majority-owned operations of $66.5 million is primarily attributable to decreased sales resulting from mild weather experienced in most of NRG Energy’s domestic territory, as compared to the same period in 2001. In addition, lower power prices have reduced the revenues received on NRG Energy’s domestic merchant sales. Increased revenues for NRG Energy’s European and Other Americas operations are primarily the result of recently completed acquisitions, as compared to the same period in 2001. NRG Energy’s Alternative Energy operations also contributed favorably to revenues from majority-owned operations primarily due to recently completed facilities and recently completed acquisitions.

Equity in Operating Earnings of Unconsolidated Affiliates

     Equity in operating earnings of unconsolidated affiliates was $18.3 million for the three months ended March 31, 2002, compared to $18.9 million for the same period in 2001, a decrease of $0.6 million or 3.2%. The decrease in equity in earnings of unconsolidated affiliates is primarily due to the consolidation of Schkopau and COBEE during 2001 and lower earnings from Loy Yang, partially offset by recently completed acquisitions accounted for under the equity method.

Operating Costs and Expenses

     Cost of majority-owned operations was $474.1 million for the three months ended March 31, 2002, an increase of $50.2 million, or approximately 11.8%, over the same period in 2001. Cost of majority-owned operations, as a percentage of revenues from majority owned operations for the three months ended March 31, 2002, was 72.0% compared to 67.9% for the same period in 2001. The increase of $50.2 million, for the three months ended March 31, 2002, as compared to the same period in 2001. Cost of majority-owned operations includes cost of energy, primarily fuel costs, labor, outside services, operation and maintenance costs and non-income based taxes. During the three months ended March 31, 2002, NRG Energy incurred higher labor, outside services, operation and maintenance cost as compared to the same period in 2001. The primary reason for the increase in such costs is NRG Energy’s recently completed acquisitions. NRG Energy also experienced an adverse mark-to-market adjustment (SFAS No. 133) for its fuel related derivative transactions, offsetting these increased costs was a decrease in the overall cost of energy, primarily due to a reduction in demand resulting from unfavorable weather.

     Depreciation and amortization costs were $66.6 million and $38.1 million for the three months ended March 31, 2002, compared to $38.1 million for the same period in 2001, an increase of $28.5 million, or 74.8%. The increase is primarily due to an increased depreciable costs resulting from acquisitions of generating facilities and capital additions to owned facilities.

     General, administrative and development costs were $68.1 million for the three months ended March 31, 2002, compared to $54.2 million for the same periods in 2001, an increase of $13.9 million, or 25.6%. The increase is due primarily to increased business development, associated legal, technical, and accounting expenses, employees and equipment resulting from expanded operations and acquisitions that took place in 2000 and 2001. As a percent of revenues from majority owned operations, administrative and general expenses increased for both the three months ended March 31, 2002 to 10.3% from 8.7% during the same period in 2001.

Other (Expense) Income

     Other expense was $123.1 million for the three months ended March 31, 2002, compared to $87.0 million for the same period in 2001, an increase of approximately $36.1 million, or 41.5%. The increase in other expense was primarily due to an increase in interest expense of approximately $33.3 million, or 38.3%, for the three months ended March 31, 2002 as compared to the same period in 2001. Interest expense includes both corporate and project level interest expense. The increase in interest expense is primarily due to increases in the outstanding amounts of corporate and project level debt. During the later portion of the year 2000 and during the second quarter of 2001, NRG Energy issued substantial amounts of long and short-term debt at both the corporate level (recourse debt) and the project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions. NRG Energy also assumed significant amounts of project level debt upon completion of certain asset acquisitions, which also contributed to the increase in interest expense. Minority interest in earnings of consolidated subsidiaries primarily contains the minority interest in certain majority owned subsidiaries. During the three months ended March 31, 2002, minority interest in earnings of consolidated subsidiaries decreased by $0.2 million. The decrease of $0.2 million is due primarily to a loss experienced in NRG Energy’s investment in the Hsin Yu project. Other income, net contains primarily interest income on cash balances, realized and unrealized foreign currency exchange gains and losses resulting from NRG Energy’s Entrade operations that are not deferrable on the balance sheet.

Income Tax

     Income tax (benefit)/expense for the three months ended March 31, 2002, was a tax benefit of ($28.3) million, compared to a tax expense of $4.9 million for the same period in 2001, a decrease of $33.2 million, or 677.6%. The decrease in income tax expense of $33.2 million for the three months ended March 31, 2002 as compared to the same period in 2001 is due primarily to decreased domestic earnings. For the three months ended March 31, 2002, NRG Energy’s overall effective tax rate was 51.7%, compared to an effect tax rate of 12.2% for the same period in 2001. NRG Energy’s overall effective tax rate before the recognition of tax credits was 32.7% for the three months ended March 31, 2002, compared to 38.7% for the same period in 2001. This decrease is primarily due to a lower state effective tax rate for 2002 resulting from the implementation of state tax planning strategies.

Critical Accounting Policies and Estimates

     NRG Energy’s discussion and analysis of its financial condition and results of operations are based upon NRG Energy’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges. These judgments in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported thought the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

     On an ongoing basis, NRG Energy, evaluates its estimates, utilizing historic experience, consultation with experts and other methods NRG Energy considers reasonable in particular circumstances. In any case, actual results may differ significantly from NRG Energy’s estimates. Any effects on NRG Energy’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     Refer to Item 8 — Note 2 of the Consolidated financial statements of NRG Energy’s Form 10-K for the year ended December 31, 2001 for additional discussion regarding NRG Energy’s critical accounting policies and estimates.

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

     NRG Energy targets a financial strategy that sustains investment grade ratings and diversifies investment risk. Specifically, NRG Energy seeks to fund an average of 50% of its project investments with non-recourse project level debt, 20% with senior unsecured recourse debt, and 30% with equity and internal cash generation. See Part I — Item 1 — Notes 3 and 4 of the Consolidated Financial Statements in this Form 10-Q for further discussion of the long and short -term debt issuances that NRG Energy has recently completed. For additional information on NRG Energy’s debt issuances, reference is also made to Item 8 — Note 9 of the Consolidated Financial Statements of NRG Energy’s Form 10-K for the year ended December 31, 2001.

     Substantially all of NRG Energy’s operations are conducted by project subsidiaries and project affiliates, NRG Energy’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG Energy’s projects and other subsidiaries. The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of March 31, 2002, six of NRG Energy’s subsidiaries and project affiliates are restricted from making cash payments to NRG Energy. Loy Yang, Killingholme, Energy Center Kladno and Louisiana Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG Energy; LSP Energy (Batesville) is resolving equipment problems that will cause its debt service coverage ratio to fall below the minimum required for distribution, and Crockett Cogeneration is limited in its ability to make distributions to NRG Energy and its other partners.

     NRG Energy believes the situations at Louisiana Generating, Energy Center Kladno, Batesville and Killingholme do not create an event of default and will not allow the lenders to accelerate the project financings. The forced outage of one 500 MW unit at Loy Yang combined with current market prices may lead to an event of default and the possible acceleration of the Loy Yang project debt in the fourth quarter of 2002, but if insurance claims are paid and budgeted revenues and costs are achieved, along with replacement of the damaged unit as scheduled, default will be avoided.

     The bankruptcy of Pacific Gas & Electric creates the potential for a covenant default that would result in the acceleration of the debt at Crockett if not resolved with the lenders. Management has engaged in active discussions with the lenders of Crockett since PG&E filed for bankruptcy in April 2001, and Crockett is being paid each month by PG&E since the bankruptcy filing. Thus NRG Energy believes that an acceleration of the Crockett debt is unlikely. The U. S. Bankruptcy Court recently approved PG&E’s assumption of Crockett’s power purchase agreement and a payment schedule for certain past due amounts, thereby increasing the likelihood that Crockett soon will be permitted by the lenders to distribute any excess cash flows to the partners.

     In April 2002, NRG Energy discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG Energy’s Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made. NRG Energy has since made those filings and has discussed the situation with FERC and the SEC. While NRG Energy does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG Energy’s debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving line of credit. Accordingly, NRG Energy sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of Big Cajun Peaking Power’s failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility. While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG Energy did not borrow under either of these credit facilities. The waiver under the construction and acquisition facility continues indefinitely unless a default arising out of any possible PUHCA violation relating to Big Cajun's temporary failure to make these filings occur.

Cash Flows

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash used by operating activities (in thousands)	$(27,421)	$(69,088)

     Net cash used by operations decreased during the three months ended March 31, 2002 compared to the same period in 2001, primarily because of favorable changes in working capital items during the three months ended March 31, 2002 compared to the same period in 2001. The most significant change in working capital items related to the increase in accounts receivable — affiliates in 2001 which relates to NRG Energy’s loan to its West Coast Power affiliate during the California liquidity crisis. Net cash from operations for the three months ended March 31, 2002 as compared to the same period in 2001 was also positively impacted by increased cash distributions from equity investments and an increase in net earnings after adjustments for non-cash charges such as depreciation and amortization expense and deferred income taxes.

Net cash used by investing activities (in thousands)	$(478,896)	$(1,128,183)

     Net cash used by investing activities for the three months ended March 31, 2002 decreased in comparison to the same period in 2001. The decrease is primarily due to the completion of the LS Power acquisition and NRG Energy’s increased ownership in the Batesville facility (Cogentrix buyout) during January 2001 and March 2001, respectively. This decrease was partially offset by increased capital expenditures for NRG Energy’s ongoing construction program in the three months ended March 2002 and the completion of the Commonwealth Atlantic and James River acquisitions.

Net cash provided by financing activities (in thousands)	$592,846	$1,233,002

     Net cash provided by financing activities for the three months ended March 31, 2002 decreased compared to the same period in 2001, primarily due to lower capital requirements for investing activities. During the three months ended March 31, 2002, NRG Energy’s financing activities were limited primarily to the increase in the corporate revolving line of credit, which was primarily used to pay down a bridge loan of $600 million and the issuance of a $300 million convertible note to Xcel Energy. In comparison to the same period in 2001, NRG Energy issued significantly more amounts of long and short- term debt and equity securities to finance its acquisition program.

Capital Commitments

Prospective Capital Requirements

     FirstEnergy. In November 2001, NRG Energy signed purchase agreements to acquire or lease, for approximately $1.6 billion in cash and assumed debt, a portfolio of four coal-fired generating facilities totaling approximately 2,535 MW and two ash disposal sites from subsidiaries of FirstEnergy Corporation. The four generating facilities are located in Ohio, along the shore of Lake Erie, and are the approximately 376 MW Ashtabula facility in Ashtabula, Ohio, the approximately 249 MW Lake Shore facility in downtown Cleveland, the approximately 1,262 MW Eastlake facility near Cleveland and the approximately 648 MW Bay Shore facility near Toledo. NRG Energy is also acquiring all of the equity interests in Bay Shore Power Company, which is a subsidiary of FirstEnergy and the owner of a 136 MW petroleum coke-fired steam generating project currently undergoing testing and commissioning on the Bay Shore facility site. NRG Energy is working to close these acquisitions in the second quarter of 2002. In connection with the acquisition of these facilities, NRG Energy is entering into a Transition Power Purchase Agreement with FirstEnergy, pursuant to which NRG Energy will supply to FirstEnergy approximately 95% of the output from the facilities through 2005. The FirstEnergy acquisition is expected to be financed with an $825 million lease with limited recourse to NRG Energy, the assumption of $145 million of municipal debt secured by the Bay Shore facility, and $640 million of capital raised directly by NRG Energy through internal cash flows, proceeds from new project financings and capital contributions from Xcel Energy.

     As previously disclosed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of NRG Energy’s Form 10-K for the year ended December 31, 2001, NRG Energy announced that it planned to scale back its previously announced acquisition and construction plans in order to enhance its financial position and improve liquidity in 2002. In March 2002, Xcel Energy commenced an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. If successful, Xcel

Energy has stated that it intends to delay or cancel $1.6 billion of planned projects, among other actions. The proposed delays or cancellations were not factored into NRG Energy’s expected capital expenditures as disclosed in NRG Energy’s Form 10-K for the year ended December 31, 2001. As of March 31, 2002, NRG Energy has taken definitive steps to scale back and delay certain construction projects so as to enhance its financial position and improve liquidity in 2002. As a result NRG Energy now expects its capital expenditures, including major maintenance associated with operating assets, to be $3.9 billion in 2002 through 2006.

     NRG Energy’s capital expenditure program is subject to continuing review and modification. Actual expenditures may differ significantly depending upon such factors as the success, timing of and level of involvement in projects under construction.

Acquisition and Construction Program Sources

     NRG Energy has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its projects cash flows, which are typically secured by the plant’s physical assets and equity interests in the project company. Financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the capital requirements of NRG Energy and its subsidiaries. During the three months ended March 31, 2002, NRG Energy has financed its acquisition and construction activities through a combination of both short and long term corporate level and project level financings, cash infusions from Xcel Energy and to a limited extent operating cash flows. NRG Energy believes it will need $3.9 billion during the period 2002 — 2006 to finance its construction activities. For information regarding NRG Energy’s short and long-term financing activities see Item 1 — Notes 3 and 4 to the Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations and Commercial Commitments

     NRG Energy has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure programs. The following is a summarized table of contractual obligations.

	Payments due by period as of March 31, 2002 (In thousands)

			1-3	4-5	After
Contractual Cash Obligations	Total	Short Term	Years	Years	5 years

Long term debt	$7,868,188	$468,761	$274,914	$2,052,963	$5,071,550
Capital lease obligations	557,631	22,009	45,010	45,010	445,602
Operating leases	87,779	10,742	19,111	16,311	41,615
Unconditional purchase obligations — pending acquisition	1,600,000	1,600,000	—	—	—
Short term debt	1,342,024	1,342,024	—	—	—

Total contractual cash obligations	$11,455,622	$3,443,536	$339,035	$2,114,284	$5,558,767

	Amount of commitment expiration per period
	As of March 31, 2002 (In thousands)

	Total
	Amounts		1-3	4-5	After
Other Commercial Commitments	Committed	Short Term	Years	Years	5 years

Lines of credit	$3,040,000	$1,040,000	$—	$—	$2,000,000
Stand by letters of credit	178,739	178,739	—	—	—
Guarantees	736,787	149,450	37,300	19,000	531,037

Total commercial commitments	$3,955,526	$1,368,189	$37,300	$19,000	$2,531,037

Other Contingencies

California Liquidity Crisis

     NRG Energy’s California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

     In March 2001, the California Power Exchange (PX) filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, Pacific Gas & Electric Company (PG&E) also filed for bankruptcy under Chapter 11. PG&E’s filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy’s California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California Power Exchange PX’s ability to repay its debt is dependent on the extent to which it receives payments from PG&E and SCE. On December 21, 2001, the California bankruptcy court approved PG&E’s assumption of the Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso’s agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of past due amounts totaling $49.6 million, plus interest. The first payment of $6.2 million, including accrued interest, was received on December 31, 2001. Subsequent payments of $12.4 million were received during the first quarter of 2002. The net outstanding amount due from PG&E at March 31, 2002 is $37.2 million.

     NRG Energy’s share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $55.0 million as of March 31, 2002 compared to $85.1 million at December 31, 2001. These amounts reflect NRG Energy’s share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributed to cash collections from the California ISO during the first quarter of 2002.

Pending Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG Energy has not completed its analysis of SFAS No. 143.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

     SFAS No.145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required.

     In addition, SFAS No. 145 amends SFAS No. 13, Accounting for Leases, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

     SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on NRG Energy.

Derivative Instruments

     The tables below disclose the derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at March 31, 2002 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at March 31, 2002.

Derivative Activity (Gains/(Losses), in thousands)

Fair Value of contracts outstanding at the beginning of the period	$72,236
Contracts realized or otherwise settled during the period	(929)
Fair value of new contract when entered into during the period	—
Changes in fair values attributable to changes in valuation techniques	—
Other changes in fair values	71,842

Fair value of contracts outstanding at the end of the period	$143,149

Sources of Fair Value (Gains/(Losses), in thousands)

	Fair Value of Contracts at Period-End

	Maturity	Maturity	Maturity	Maturity	Total
	Less than	1-3	4-5	in excess	Fair
	1 Year	Years	Years	of 5 Years	Value

Prices actively quoted	$(7,175)	$8,974	$15,468	$—	$17,267
Prices provided by other external sources	—	—	—	—	—
Prices based on models & other valuation methods	106,148	123,383	(40,719)	(62,930)	125,882

	$98,973	$132,357	$(25,251)	$(62,930)	$143,149

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     NRG Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2001. There have been no material changes as of March 31, 2002, to the market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001 excepts as follows:

     Commodity Price: NRG Energy utilizes a “Value-at-Risk” (VAR) model to estimate a maximum potential loss in the fair value of its commodity portfolio including generation assets, load obligations and bilateral physical and financial transactions. The key assumptions for the NRG Energy VAR model include (1) a lognormal distribution of price returns (2) three day holding period and (3) a 95% confidence interval. The volatility estimate is based on the implied volatility for at the money call options. This model encompasses the following generating regions; Entergy, NEPOOL, NYPP, PJM, WSCC, SPP and Main. The estimated maximum potential three-day loss in fair value of NRG Energy’s commodity portfolio, calculated using the VAR model was $55.5 million and $71.7 million for March 31, 2002 and December 31, 2001, respectively.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Fortistar Capital v. NRG Energy

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar’s allegations and asserted numerous counterclaims. In October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar’s claims were dismissed. On May 8, 2002 the parties resolved the litigation, pending final agreement on the terms of the settlement. The settlement also encompasses litigation between the parties with respect to Minnesota Methane LLC.

New York Environmental Litigation

     In January 2002 the New York Attorney General and the New York Department of Environmental Control (NYDEC) filed suit in the western district of New York against NRG Energy and Niagara Mohawk Power Corporation (Niagara Mohawk), the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. NRG Energy has filed a motion to dismiss the claims against it.

     In July 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC. Niagara Mohawk requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement (ASA) under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against Niagara Mohawk, and the parties have exchanged discovery requests.

NYDEC Opacity Notice of Violation

     NRG Energy became part of an opacity consent order as a result of acquiring its Huntley, Dunkirk and Oswego plants from Niagara Mohawk. At the time of financial close on these assets, a consent order was being negotiated between Niagara Mohawk and the NYDEC; it required Niagara Mohawk to pay a stipulated penalty for each opacity event at these facilities. On January 14, 2002, the NYDEC issued NRG Energy Notices of Violations (NOV) for opacity events, which had occurred since the time NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego generating stations. The NOVs allege that a total of 7,231 events had occurred where the average opacity during a six-minute block of time had exceeded 20%. The NYDEC set the penalty associated with the NOVs at $900,000.

FERC Investigation

     On May 8, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator or Power Exchange, including NRG Energy, to respond to data requests, including requests for admissions with respect to certain trading strategies. The investigation is in response to memoranda prepared by Enron corporation detailing Enron's use of those trading strategies during 2000 and 2001. NRG Energy must respond by May 22, 2002.

California Litigation

     NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in San Diego, California in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the people of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy’s West Coast power partnership with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

     Although the complaints contain a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Coordinating Council and otherwise. The complaints allege that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California have been consolidated and assigned to the presiding judge of the San Diego County Superior Court, and a pre-trial conference has been scheduled for March 2002. The plaintiffs in these six consolidated civil actions have filed a master amended complaint with the Superior Court of the State of California, County of San Diego. The plaintiffs reiterate the allegations contained in their complaints and allege that defendants’ anti-competitive conduct damaged the general public and class members in an amount in excess of $1.0 billion.

     On March 20, 2002 the Attorney General of California filed at the Federal Energy Regulatory Commission a complaint against specific named generators and marketers (including Dynegy Power Marketing, Inc., which serves as the scheduling coordinator for certain NRG affiliates) and against “all other public utility sellers of energy and ancillary services into markets operated by the California Power Exchange and California Independent System Operator.” The complaint alleges that defendants have violated FERC’s grant of market-based rate authority by failing to file their rates, as required by Section 205(c) of the Federal Power Act and numerous FERC orders requiring the filing of transaction-specific information about defendants’ sales and purchases at market-based rates. The plaintiff seeks injunctive relief to compel defendants’ prospective compliance with Section 205 of the Federal Power Act, as well as refunds on behalf of California purchasers to the extent prior transactions are found to exceed just and reasonable price levels.

     On March 29, 2002, the Attorney General of California entered into an agreement to toll the statute of limitations for two threatened lawsuits against Xcel Energy, Inc., NRG Energy, Dynegy, Inc., Dynegy Power Marketing, Inc., and certain NRG Energy affiliates. The tolling agreement applies to threatened actions similar to two sets of cases filed in April 2002 by the Attorney General of California; one set, filed in federal court against Mirant and Reliant under Section 7 of the federal Clayton Act and Section 17200 (Unfair Competition Act) of the California Business and Professions Code, alleges that those companies acquired an excessive number of California power plants, which allowed them to illegally exercise market power, limit competition and raise prices. The other set of cases was filed in California state court against Reliant, Mirant, Williams, Powerex and Coral Power, alleging that these power companies made thousands of illegally priced energy sales, in violation of California's Unfair Competition Act, and seeking penalties of up to $2,500 per violation.

Shareholder Litigation

     In February 2002, individual stockholders of NRG Energy filed nine separate, but similar, class action complaints in the Delaware Court of Chancery against Xcel Energy, NRG Energy and the nine members of NRG Energy's board of directors. A similar class action lawsuit was filed in a Minnesota state court. Each of the actions challenged the offer and merger, which is discussed in Note 1 to the Financial Statement contained in Part 1, Item 1 of this quarterly report on Form 10-Q, and contained various allegations of wrongdoing on the part of the defendants in connection with the offer and the merger. As of April 3, 2002, counsel for the parties to the consolidated action in the Delaware Court of Chancery and the Minnesota action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on the increase by Xcel Energy of the exchange ratio in the offer and merger to 0.5000.

Ancillary Services

     On March 11, 2002, the Attorney General of California filed a civil complaint against NRG Energy, certain NRG Energy affiliates, Xcel Energy, Dynegy, Inc. and Dynegy Power Marketing, Inc., alleging antitrust violations in the ancillary services market. The complaint alleges that defendants repeatedly sold electricity-generating capacity to the California ISO for use as a reserve and subsequently, and impermissibly, sold the same capacity into the “spot” market for wholesale power, unlawfully collecting millions of dollars. Similar complaints were filed against other power generators. The plaintiff seeks an injunction against further similar acts by the defendants, and also seeks restitution, disgorgement of all proceeds, including profits, gained from these sales, and certain civil penalties.

     Except as described above and in NRG Energy’s 2001 Form 10-K there are no other material legal proceedings pending to which NRG Energy is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG Energy or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG Energy is or would be a party.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

            None.

     (b)  Reports on Form 8-K:

            On January 31, 2002, NRG Energy filed a Form 8-K reporting under Item 5 — Other Events

                  On January 29, 2002 NRG Energy reported its financial results for the year ended December 31, 2001.

            On February 26, 2002, NRG Energy filed a Form 8-K reporting under Item 5 — Other Events

                  On February 26, 2002 NRG Energy filed its audited financial statements for the year ended December 31, 2001.

            On April 16, 2002, NRG Energy filed a Form 8-K reporting under Item 5 — Other Events

                  On February 15, 2002 NRG Energy issued a $150 million subordinated convertible note to Xcel Energy, Inc. to evidence a loan from Xcel Energy to NRG Energy in the amount of $150 million.

            On April 25, 2002, NRG Energy filed a Form 8-K reporting under Item 5 — Other Events

                  On April 24, 2002 NRG Energy reported its financial results for the quarter ended March 31, 2002.

Cautionary Statement Regarding Forward Looking Information

     The information presented in this quarterly report includes forward-looking statements in addition to historical information. These Statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “believes,” and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	General economic conditions including inflation rates and monetary or currency exchange rate fluctuations; the risk of a significant slowdown in growth in the U.S. economy or risk of delay in growth recovery in the U.S. as a consequence of the September 11, 2001 terrorist attacks and other factors;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Energy has a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or credit ratings;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment;

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The completion of the Xcel Energy exchange offer transaction and the business plan Xcel Energy puts in place following such completion;

•	Factors associated with various investments including conditions of final legal closing, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;

•	Limitations on NRG Energy’s ability to control the development or operation of projects in which the Company has less than 100% interest;

•	The lack of operating history at development projects, the lack of NRG Energy’s operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Energy’s control;

•	The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Energy’s control;

•	Factors challenging the successful integration of projects not previously owned or operated by NRG Energy, including the ability to obtain operating synergies;

•	Factors associated with operating in foreign countries including: delays in permitting and licensing, construction delays and interruption of business, political instability, risk of war, expropriation, nationalization, renegotiation, or nullification of existing contracts, changes in law, and the ability to convert foreign currency into United States dollars;

•	Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could result in NRG Energy’s failure to obtain regulatory approvals required to close project acquisitions, and which could adversely affect the continued deregulation of the electric industry;

•	Other business or investment considerations that may be disclosed from time to time in NRG Energy’s Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy’s Registration Statement No. 333-62958, as amended, and all supplements therein.

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

NRG ENERGY, INC. (Registrant)

/s/ Leonard A. Bluhm Leonard A. Bluhm Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper Vice President and Controller (Principal Accounting Officer)

Date: May 15, 2002