Form 10-Q
period 2002-06-30
NRG ENERGY INC
filed 2002-08-14
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2002	Commission File Number: 001-15891

NRG Energy, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

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

Yes            No

The Registrant meets the conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Index

		Page No.

Part I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes

	Consolidated Statement of Income	3

	Consolidated Balance Sheet	4-5

	Consolidated Statement of Stockholder’s Equity	6-7

	Consolidated Statement of Cash Flows	8

	Notes to Financial Statements	9-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Omitted per General Instruction H (1) (a) and (b) of Form 10-Q)	37

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 6.	Exhibits and Reports on Form 8-K	40

	Cautionary Statement Regarding Forward Looking Information	40

SIGNATURES		42

Part I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$719,188	$660,229	$1,375,169	$1,284,406

Equity in earnings of unconsolidated affiliates	24,491	61,468	42,468	80,172

Total operating revenues and equity earnings	743,679	721,697	1,417,637	1,364,578

Operating Costs and Expenses

Cost of majority-owned operations	485,142	478,943	957,423	902,802

Depreciation and amortization	78,436	45,600	144,361	83,692

General, administrative and development	46,467	44,307	114,364	98,489

Special charges	56,365	—	56,365	—

Total operating costs and expenses	666,410	568,850	1,272,513	1,084,983

Operating Income	77,269	152,847	145,124	279,595

Other Income (Expense)

Minority interest in earnings of consolidated subsidiaries	(2,023)	(2,484)	(3,937)	(4,543)

Other income, net	6,915	11,863	6,244	13,945

Interest expense, net	(136,351)	(105,760)	(256,737)	(192,747)

Total other expense	(131,459)	(96,381)	(254,430)	(183,345)

Net (Loss)/Income From Continuing Operations Before Income Taxes	(54,190)	56,466	(109,306)	96,250

Income Tax (Benefit)/Expense	(26,349)	7,705	(54,667)	12,554

Net (Loss)/Income From Continuing Operations	(27,841)	48,761	(54,639)	83,696

Discontinued Operations
Net (Loss)/Income on Discontinued Operations, Net of Income Taxes	(13,511)	353	(13,176)	596

Net (Loss)/Income After Discontinued Operations	$(41,352)	$49,114	$(67,815)	$84,292

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
(In thousands)	2002	2001

Assets

Current Assets

Cash and cash equivalents	$368,559	$186,107

Restricted cash	233,135	161,842

Accounts receivable — trade, less allowance for doubtful accounts of $30,590 and $33,962	410,476	346,154

Accounts receivable — affiliates	1,001	—

Income tax receivable	90,858	28,118

Inventory	320,129	331,323

Current portion of notes receivable	2,250	737

Current portion of notes receivable — affiliate	10	—

Derivative instruments valuation — at market	58,725	54,934

Prepayments and other current assets	83,948	78,142

Current assets held for sale	14,325	—

Total current assets	1,583,416	1,187,357

Property, Plant and Equipment, at Original Cost

In service	8,182,283	7,005,680

Under construction	2,707,497	2,942,993

Total property, plant and equipment	10,889,780	9,948,673

Less accumulated depreciation	(660,819)	(516,454)

Net property, plant and equipment	10,228,961	9,432,219

Other Assets

Equity investments in affiliates	1,150,296	1,050,510

Capitalized project costs	2,818	2,581

Notes receivable	774,514	573,454

Notes receivable — affiliates	220,745	202,411

Intangible assets, net of accumulated amortization of $26,241 and $15,311	100,863	97,133

Debt issuance costs, net of accumulated amortization of $27,774 and $17,250	169,380	110,708

Derivative instruments valuation — at market	226,894	179,605

Other assets, net of accumulated amortization of $3,609 and $13,323	54,576	58,567

Non-current assets held for sale	29,822	—

Total other assets	2,729,908	2,274,969

Total Assets	$14,542,285	$12,894,545

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
(In thousands)	2002	2001

Liabilities and Stockholder’s Equity

Current Liabilities

Current portion of project level, long-term debt	$459,158	$500,154

Revolving line of credit	1,000,000	170,000

Revolving line of credit, non-recourse debt	—	40,000

Project-level, non-recourse debt	20,409	22,156

Corporate level, recourse debt	—	600,000

Long-term obligations potentially callable (Note 1)	4,394,440	—

Accounts payable	367,803	330,471

Accounts payable-affiliate	977	16,867

Accrued property, sales and other taxes	20,208	14,585

Accrued salaries, benefits and related costs	13,392	40,043

Accrued interest	101,715	96,479

Derivative instruments valuation — at market	35,212	21,910

Other current liabilities	101,895	97,939

Current liabilities held for sale	2,765	—

Total current liabilities	6,517,974	1,950,604

Other Liabilities

Project-level, long term, non-recourse debt	4,319,162	4,871,432

Corporate level, long term, recourse debt	—	2,972,400

Deferred income taxes	450,399	445,736

Postretirement and other benefit obligations	74,817	75,455

Derivative instruments valuation — at market	64,467	51,520

Other long-term obligations and deferred income	232,764	222,468

Minority interest	74,343	67,801

Non-current liabilities held for sale	22,439	—

Total liabilities	11,756,365	10,657,416

Commitments and Contingencies

Stockholder’s Equity

Class A — common stock; $.01 par value; 100 shares authorized; 3 shares at June 30, 2002 and 147,604,500 shares at December 31, 2001 issued and outstanding	—	1,476

Common stock; $.01 par value; 100 shares authorized; 1 share at June 30, 2002 and 50,939,875 shares at December 31, 2001 issued and outstanding	—	509

Additional paid-in capital	2,227,692	1,713,984

Retained earnings	567,534	635,349

Accumulated other comprehensive loss	(9,306)	(114,189)

Total stockholder’s equity	2,785,920	2,237,129

Total Liabilities and Stockholder’s Equity	$14,542,285	$12,894,545

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Equity
For the Three Months Ended June 30, 2002 and June 30, 2001
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder’s
(In thousands)	Stock	Shares	Stock	Shares	Capital	Earnings	Income (Loss)	Equity

Balances at March 31, 2001	$1,476	147,605	$509	50,889	$1,712,945	$405,323	$(189,863)	$1,930,390

Net Income						49,114		49,114

Foreign currency translation adjustments							21,121	21,121

Deferred unrealized gains on derivatives, net							47,815	47,815

Comprehensive income								118,050

Issuance of common stock				39	1,056			1,056

Balances at June 30, 2001	$1,476	147,605	$509	50,928	$1,714,001	$454,437	$(120,927)	$2,049,496

Balances at March 31, 2002	$1,476	147,605	$512	51,174	$1,717,475	$608,886	$(95,226)	$2,233,123

Net Loss						(41,352)		(41,352)

Foreign currency translation adjustments and other							81,333	81,333

Deferred unrealized gain on derivatives, net							4,587	4,587

Comprehensive income								44,568

Contribution from parent					502,874			502,874

Issuance of common stock			3	356	5,352			5,355

Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at June 30, 2002	$—	—	$—	—	$2,227,692	$567,534	$(9,306)	$2,785,920

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Equity
For the Six Months Ended June 30, 2002 and June 30, 2001
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder’s
(In thousands)	Stock	Shares	Stock	Shares	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2000	$1,476	147,605	$324	32,396	$1,233,833	$370,145	$(143,690)	$1,462,088

Net Income						84,292		84,292

Foreign currency translation adjustments							(45,778)	(45,778)

Cumulative effect of adopting SFAS No. 133							(22,631)	(22,631)

Deferred unrealized gains on derivatives, net							91,172	91,172

Comprehensive income								107,055

Issuance of corporate units					4,080			4,080

Issuance of common stock, net			185	18,532	476,088			476,273

Balances at June 30, 2001	$1,476	147,605	$509	50,928	$1,714,001	$454,437	$(120,927)	$2,049,496

Balances at December 31, 2001	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129

Net Loss						(67,815)		(67,815)

Foreign currency translation adjustments and other							88,236	88,236

Deferred unrealized gains on derivatives, net							16,647	16,647

Comprehensive income								37,068

Contribution from parent					502,874			502,874

Issuance of common stock, net			6	591	8,843			8,849

Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at June 30, 2002	$—	—	$—	—	$2,227,692	$567,534	$(9,306)	$2,785,920

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

(In thousands)	2002	2001

Cash Flows from Operating Activities

Net (loss)/income	$(67,815)	$84,292

Adjustments to reconcile net (loss) income to net cash used in operating activities
Undistributed equity in earnings of unconsolidated affiliates	(817)	(65,767)

Depreciation and amortization	144,361	83,692

Deferred income taxes and investment tax credits	14,370	17,148

Minority interest	3,937	300

Unrealized gains on energy contracts	(17,942)	3,289

Project write downs	38,945	2,274

Amortization of assumed out of market power contracts	(20,579)	(2,100)

Cash provided (used) by changes in certain working capital items, net of acquisition effects
Accounts receivable	(55,581)	28,457

Accounts receivable — affiliates	(685)	(155,650)

Accrued income taxes	(65,082)	8,295

Inventory	14,026	(80,576)

Prepayments and other current assets	(18,482)	(17,538)

Accounts payable	29,847	(5,841)

Accounts payable — affiliates	(17,480)	(17,576)

Accrued property, sales and other taxes	5,623	6,814

Accrued salaries, benefits and related costs	(27,274)	(14,247)

Accrued interest	8,110	36,230

Other current liabilities	5,561	(10,780)

Cash used by changes in other assets and liabilities	21,082	12,411

Net Cash Used by Operating Activities	(5,875)	(86,873)

Cash Flows from Investing Activities

Acquisitions, net of liabilities assumed	—	(1,873,891)

Proceeds from sale of investments	—	4,063

Investments in equity method investments and projects	(66,385)	36,416

(Increase)/decrease in notes receivable (net)	(135,378)	45,407

Capital expenditures	(850,353)	(917,512)

Increase in restricted cash	(71,280)	(145,108)

Net Cash Used by Investing Activities	(1,123,396)	(2,850,625)

Cash Flows from Financing Activities

Proceeds from issuance of stock, net	4,065	475,528

Net borrowings under line of credit agreements	790,000	320,000

Proceeds from issuance of corporate units	—	4,080

Proceeds from issuance of long-term debt, net	1,049,828	2,959,254

Capital contributions from parent	500,000	—

Principal payments on short and long-term debt	(1,043,610)	(686,598)

Net Cash Provided by Financing Activities	1,300,283	3,072,264

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11,440	(3,457)

Net Increase in Cash and Cash Equivalents	182,452	131,309

Cash and Cash Equivalents at Beginning of Period	186,107	95,243

Cash and Cash Equivalents at End of Period	$368,559	$226,552

See notes to consolidated financial statements.

NRG Energy, Inc.
NOTES TO FINANCIAL STATEMENTS

         NRG Energy, Inc. (NRG Energy or the Company), a wholly owned subsidiary of Xcel Energy, Inc., is primarily engaged in the development, ownership and operation of non-utility power generation facilities and the sale of energy, capacity and related products. NRG Energy’s focus is on the ownership and operation of regional portfolios of domestic generation assets diversified by dispatch and fuel type. This regional portfolio structure allows NRG Energy to coordinate the operations of its assets to take advantage of regional opportunities, and reduce risks related to outages, whether planned or unplanned. In the near-term, NRG Energy is engaged in an asset sale program to divest its international holdings and certain strategic domestic assets to reduce debt and focus on its business strategy.

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

         In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of June 30, 2002 and December 31, 2001, the results of its operations and stockholder’s equity for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

         Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on results of operations or total stockholder’s equity as previously reported.

1. Business Developments

Financial Improvement Plan

         In response to tightening credit standards experienced by NRG Energy and the independent power production sector, on February 17, 2002, Xcel Energy announced a financial improvement plan for NRG Energy. The announced plan included an initial step of acquiring 100% of NRG through a tender offer to exchange all of the outstanding shares of NRG Energy common stock with Xcel Energy common shares. In addition, the plan included:

•	financial support to NRG Energy from Xcel Energy;

•	marketing certain NRG Energy generating assets for possible sale;

•	canceling and deferring capital spending for NRG Energy projects; and

•	combining certain of NRG Energy’s functions with Xcel Energy’s system and organization.

         On June 3, 2002, Xcel Energy completed its exchange offer for the 26% of NRG Energy’s shares that had been previously publicly held. Xcel Energy offered NRG Energy shareholders 0.50 shares of Xcel Energy common stock for each outstanding share of NRG Energy common stock. As part of its exchange offer, Xcel Energy committed to take aggressive steps to strengthen NRG Energy’s balance sheet and eliminate overhead costs associated with running NRG Energy as an independent company. Through June 30, 2002, Xcel Energy has provided NRG Energy with $500 million of cash infusions. In May 2002, Xcel Energy and NRG Energy entered into a support and capital subscription agreement pursuant to which Xcel Energy agreed, under certain circumstances, to provide up to $300 million to NRG Energy. Xcel Energy has not, to date, provided funds to NRG Energy under this agreement. Under Public Utility Holding Company Act (PUHCA) limitations, Xcel Energy could invest an additional $400 million into NRG Energy. Xcel Energy currently is evaluating the circumstances under which it would make any further investment in NRG Energy.

         In the first quarter of 2002, management identified NRG Energy assets and groups of assets to be marketed for sale. The assets are being marketed in four regional bundles: Latin America, the United Kingdom, Continental Europe and Asia-Pacific. Select North American assets, including those in the South Central United States, have also been identified for potential sale.

         In the second quarter of 2002, invitations were sent to prospective bidders on such assets, with indicative bids due during June 2002. Xcel Energy management reviewed the results of the indicative bids received with the Xcel Energy board of directors and discussed the process by which assets would be considered, recommended, and approved for sale. The board determined that this approval was necessary for material asset sales.

         The remaining asset-marketing timetable for 2002 and 2003 is generally as follows:

•	Final bids are due in August;

•	Negotiation of sale and purchase agreements is expected in August-September; and

•	Financial close is expected to be completed in September-December, with financial close of some projects in the first half of 2003.

         Several projects have an accelerated sales timetable. At the Xcel Energy June board meeting, one material NRG Energy asset sale (Bulo Bulo) was approved. One additional project, which was not a material asset sale, was classified as held for sale in the second quarter of 2002. See discussion of the Discontinued Operations charge in Note 14. In addition, it is expected that several other sales of small NRG Energy assets will be completed during the third quarter of 2002, including EDL as discussed below.

         Indicative bids received and discussed with the Xcel Energy board in June 2002 for NRG Energy’s international projects, if ultimately proceeding to a sale at the bid price, would generate net proceeds of approximately $800 million to $1.3 billion of cash, compared with a book value (of equity investments in such projects) of approximately $1.5 billion resulting in material losses. While bids for certain NRG Energy domestic projects were not presented in detail to the Xcel Energy Board at their June meeting, management anticipates that bids on domestic projects could generate an additional $500 million to $900 million of cash from sale proceeds. Material losses could also result from the sale of domestic projects. Proceeds from asset sales are expected to be used to pay down debt at NRG Energy.

         Because it is not known at this time which sales of projects the Xcel Energy board will approve, nearly all NRG Energy assets being marketed are not currently considered “held for sale.” For projects ultimately determined to be held for sale, any excess of carrying value of the project assets over fair value would need to be recognized as a loss at the time the board commits to a plan to sell.

         In assessing any potential impairment issues associated with NRG Energy assets being marketed for sale, NRG Energy considered these assets to be held for use until final approval of the Xcel Energy Board of Directors is completed for the respective NRG Energy asset sales.

         Differences between indicative bids and the carrying value of the respective NRG Energy assets being marketed can be attributed to the economic downturn in the independent power market as well as other recent negative developments in the energy industry in general. These bids are not indicative of the fair value of the NRG Energy assets under a held for use model. Since the assets are considered held for use, NRG Energy has reviewed the carrying value of the assets being marketed for sale pursuant to the guidance in Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). That model compare expected undiscounted cash flows from operations of the assets to their carrying values. NRG Energy has concluded that no impairment losses should be recognized pursuant to SFAS No. 144.

         Capital Spending – NRG Energy has reviewed its construction program and significantly revised its capital expenditure forecast. The new forecast reflects a reduction in NRG Energy construction spending of approximately $1.0 billion in 2003 and $1.3 billion in 2004. In addition, NRG Energy’s acquisition expenditures are also expected to be reduced. The Conectiv acquisition originally scheduled for 2002 has been canceled. The FirstEnergy acquisition planned for 2002 has been canceled by FirstEnergy due to the alleged anticipatory breach of the related purchase agreement of NRG Energy.

         Other Activities – Management changes have occurred at NRG Energy. Xcel Energy and NRG Energy have begun to combine portions of NRG Energy’s energy marketing and power plant management functions with corresponding Xcel Energy functions. In addition, NRG Energy’s corporate and administrative support functions are also being combined into comparable areas of Xcel Energy. These processes are expected to reduce NRG Energy’s operating cost structure by $75 million to $100 million on an annual basis.

NRG Energy Credit Rating

         In December 2001, Moody’s placed NRG Energy’s long-term senior unsecured debt rating on review for downgrade. As of June 30, 2002 NRG Energy’s credit rating remained under review for potential downgrade. On July 26, 2002, Standard & Poor’s Ratings Services announced it had lowered NRG Energy’s corporate credit rating to BB. The secured NRG Northeast Generating LLC bonds and the NRG South Central Generating LLC bonds were also lowered to BB. The senior unsecured bonds of NRG Energy were lowered to B-plus. All of the NRG Energy debt issues and the corporate credit rating were placed on “credit watch” with negative implications. On July 29, 2002, Moody’s Investors Service lowered NRG Energy’s senior unsecured debt rating from Baa3 to B1 and assigned a Senior Implied rating of Ba3 to NRG Energy. On August 7, 2002, Standard & Poor’s Ratings Services lowered the corporate credit rating of NRG Energy to single “B” plus from double “B”, stating the rating now reflects NRG Energy’s stand-alone credit quality. NRG Energy’s rating remains on Credit Watch with negative implications pending the outcome of other negotiations, notably the construction facility banks concerning the $1.0 billion required collateral and with FirstEnergy Corp. concerning the acquisition of power generating plants.

Liquidity Issues

         Many of the corporate guarantees and commitments of NRG Energy and its subsidiaries currently require that they be supported with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade by Moody’s or Standard & Poor’s.

         As a result of the downgrades, NRG Energy estimates that it will be required to post collateral ranging from $1.1 billion to $1.3 billion. Of the collateral to be posted, approximately $215 million is required to fund debt service reserve and other guarantees at the project level, $10 million is required to fund trading operations, $75 million is required to fund remaining equity commitments to complete construction of the Brazos Valley plant in Texas; and between $825 million and $975 million is required to fund equity guarantees associated with the $2 billion construction and acquisition revolver depending on various options being pursued. NRG Energy is working with its lenders to obtain waivers to delay the posting of this collateral. NRG Energy continues to work with its lenders to obtain waivers to delay the posting of the remaining collateral. NRG Energy expects to be successful in working with its lenders concerning these issues.

         Prior to the ratings downgrade, NRG Energy had been expecting to meet the collateral requirements with available cash, operating cash flows, equity contributions from Xcel Energy, proceeds from asset sales and the issuance of bonds into the capital markets or as a private placement. As a result of the current environment in the capital markets, NRG Energy is most likely not able to access the capital markets in a sufficient amount or on a timely basis to meet the liquidity requirements in the near term. The failure to post the required collateral will result in a default on a majority of NRG Energy's project level debt unless waivers are obtained. If NRG Energy is unable to obtain waivers or modifications of these collateral requirements and the debt obligations are accelerated, NRG Energy would need to refinance or restructure its outside debt obligations, and, if unsuccessful in these efforts, to consider all other options, including a restructuring under the bankruptcy laws.

         In addition to the collateral requirements NRG Energy must continue to meet its ongoing operational and construction funding requirements. Since NRG Energy’s downgrade, its cost of borrowing and access to the capital markets has deteriorated significantly. As a consequence, NRG Energy is developing an updated business plan and evaluating its options with respect to the continuation and funding of its ongoing construction projects. NRG Energy is also continuously re-evaluating its asset sale program to maximize its net proceeds, given current market conditions. NRG Energy believes that its current funding requirements under its already reduced construction program may be unsustainable given the difficulties involved in raising cash through the capital markets and the uncertainties involved in obtaining additional equity funding from Xcel Energy. NRG Energy and Xcel Energy have retained financial advisors to help work through these liquidity issues in an effort to avoid defaults on NRG Energy debt issuances, and ultimately bankruptcy proceedings. Since only a short amount of time has passed since NRG was downgraded, NRG Energy is unsure as to the resolution of all issues. NRG Energy’s initial priorities are meeting its collateral calls and avoiding the acceleration of its debt obligations.

         The following is a table outlining the current status of the projects that NRG Energy has under construction and an estimate of the expected costs to be incurred during the period July 2002 through December 2004. As previously disclosed, NRG Energy is reevaluating its commitments under these agreements and over the course of the next few weeks will be making determinations as to which projects will be disposed of or abandoned.

	Forecasted
	Capital	Forecasted	Forecasted
	Expenditures	Capital	Capital
Project	7/1/02-	Expenditures	Expenditures
(In Millions)	12/31/02	2003	2004	Status

Bayou Cove	$15.3	$-	$-	3 of 4 units Complete; 1 unit in Construction
Brazos Valley	48.3	32.0	-	In Construction
Itiquira	26.4	-	-	In Construction
Kendall	35.4	-	-	Substantial Completion
Meriden	49.5	35.8	34.7	Suspended
Nelson	131.8	153.8	-	In Construction
Pike	75.8	-	-	Assumed to be Sold (If not sold will increase by $142 MM)
Playford (Flinders)	23.7	-	-	In Construction
Rockford II	11.4	-	-	Substantial Completion
Other Construction and Turbine Expenditures	126.6	143.4	84.8	N/A

Total	$544.2	$365.0	$119.5

      Assuming the waiver of cash collateral requirements and no new liquidity sources, other than expected proceeds from near term asset sales, coupled with aggressive cost management and deferrals of certain payments it is currently estimated that NRG could exhaust its existing liquidity resources during October 2002.

     Pending the resolution of NRG Energy credit and liquidity contingencies, and the timing of possible asset sales, a portion of NRG Energy’s long term debt obligations have been classified as a current liability on the accompanying balance sheets due to the possibility of lenders having the ability to call such debt within twelve months of the balance sheet date.

     In the event that NRG energy is unable to work through the issues as described above, and is unable to obtain adequate financing on terms acceptable to NRG Energy, there would be substantial doubt as to NRG Energy’s ability to continue as a going concern.

Acquisitions and Divestitures

FirstEnergy Assets — NRG Energy has signed purchase agreements to acquire or lease a portfolio of generating assets from FirstEnergy Corporation. Under the terms of the agreements, NRG Energy agreed to pay approximately $1.6 billion for four primarily coal-fueled generating stations.

     On July 2, 2002, the Federal Energy Regulatory Commission (FERC) issued an order approving the transfer of FirstEnergy generating assets to NRG Energy; however, FERC conditioned the approval on NRG Energy’s assumption of FirstEnergy’s obligations under a separate agreement between FirstEnergy and the City of Cleveland. These conditions require FirstEnergy to protect the City of Cleveland in the event the generating assets are taken out of service. On July 16, 2002, FERC clarified that the condition requires NRG Energy to provide notice to the City of Cleveland and FirstEnergy if the generating assets are taken out of service and that other obligations remain with FirstEnergy.

     On August 8, 2002, FirstEnergy notified NRG Energy that the agreements regarding the transfer of generating assets from FirstEnergy to NRG Energy had been cancelled. FirstEnergy cited the reason for canceling the agreements as an alleged anticipatory breach of certain obligations in the agreements by NRG Energy. FirstEnergy also notified NRG Energy that it is reserving the right to pursue legal action against NRG Energy and Xcel Energy for damages, based on the alleged anticipatory breach. NRG Energy continues to evaluate the implications of the cancellation and its potential exposure.

Energy Development Limited — On July 25, 2002, NRG Energy announced it had completed the sale of its ownership interests in an Australian energy company, Energy Development Limited (EDL). EDL is a listed Australian energy company engaged in the development and management of an international portfolio of projects with a particular focus on renewable and waste fuels. As a result of the sale, NRG Energy will receive proceeds of $78.5 million (AUS.), or approximately $43.9 million (U.S.), in exchange for its ownership interest in EDL. NRG Energy expects to recognize a loss on the sale of approximately $14.7 million (after-tax).

LSP Pike Energy, LLC — In response to its credit rating downgrade in July 2002, NRG Energy has been evaluating its ability and willingness to meet capital requirements for projects under construction given potentially limited financing capabilities.

     On August 4, 2002, The Shaw Group and NRG Energy tentatively entered into an agreement for the sale of NRG Energy’s interest in LSP Pike Energy, LLC (Pike) in exchange for $43 million of cash and the forgiveness of approximately $75 million owed to The Shaw Group as contractor for Pike. In addition to the cash received, the sale of the Pike project is expected to improve NRG Energy’s liquidity position by reducing its ongoing construction funding needs by approximately $142 million in 2002 through 2003.

     Assuming all required consents and approvals are received, completion of the sale to Shaw would result in an estimated pretax loss of approximately $500 million. In addition, NRG Energy is responsible for the repayment of related debt of $294 million and a turbine payment of approximately $50 million.

     The Pike project is a 1,200-megawatt combined cycle gas turbine plant currently under construction in Mississippi. Construction is approximately one-third completed. The sale of the Pike project to Shaw would include all assets, free of all liens, and would require the consent of all construction lenders and General Electric, which holds a lien against the turbines. In addition, the Xcel Energy board of directors must approve the transaction. None of these required approvals has yet been received.

     As of August 12, 2002, NRG Energy’s construction lenders have been unwilling to provide the consent required under the letter of intent. However, as they have not rejected the offer outright, NRG Energy has requested a 30-day extension under the terms of the letter of intent in order to secure lender approval.

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

West Coast Power LLC
Summarized Financial Information

         The following table summarizes financial information for West Coast Power LLC, including interests owned by NRG Energy and other parties for the periods shown below:

Results of Operations

	Three Months	Three Months	For the Six	For the Six
	Ended	Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2002	2001	2002	2001

Operating revenues	$238	$407	$400	$931

Operating income	$51	$127	$82	$158

Net income (pre-tax)	$44	$116	$74	$140

3. Short Term Debt

         In March 2002, NRG Energy’s $500 million recourse revolving credit facility matured and was replaced with a $1.0 billion 364-day revolving line of credit, which terminates on March 7, 2003. The facility is unsecured and provides for borrowings of “Base Rate Loans” and “Eurocurrency Loans”. The Base Rate Loans bear interest at the greater of the Administrative Agent’s prime rate or the sum of the prevailing per annum rates for overnight funds plus 0.5% per annum, plus an additional margin which varies from 0.375% to 0.50% based upon NRG Energy’s utilization of the facility and its then-current senior debt credit rating. The Eurocurrency loans bear interest at an adjusted rate based on LIBOR plus an adjustment percentage, which varies depending on NRG Energy’s senior debt credit rating and the amount outstanding under the facility. The credit agreement for this facility was amended in April 2002 to revise the interest coverage ratio covenant. As amended, the covenant requires NRG Energy to maintain a minimum interest coverage ratio of 1.75 to 1, as determined at the end of each fiscal quarter. The facility contains additional covenants that, among other things, restrict the incurrence of liens and require NRG Energy to maintain a net worth of at least $1.5 billion plus 25% of NRG Energy’s consolidated net income from January 1, 2002 through the determination date. In addition, NRG Energy must maintain a debt to capitalization ratio of not more than 0.68 to 1.00 as defined in the credit agreement. The failure to comply with any of these covenants would be an Event of Default under the terms of the credit agreement. Based on current forecasts, NRG Energy believes that, unless the covenant is waived, it is likely that the Company will breach the minimum interest coverage ratio when the September 30, 2002 calculation is performed. At June 30, 2002, NRG Energy had a $1.0 billion outstanding balance under this credit facility. As of June 30, 2002, the weighted average interest rate of such outstanding advances was 3.38% per year.

         NRG Energy’s $125 million syndicated letter of credit facility contains terms, conditions and covenants that are substantially the same as those in NRG Energy’s $1.0 billion 364-day revolving line of credit. During the 2nd quarter of 2002, the letter of credit facility agreement was amended to incorporate the same covenant revisions and other amendments that had previously been made to the terms and conditions of NRG Energy’s $1.0 billion revolving credit facility, including the addition of an interest coverage ratio covenant.

         As of December 31, 2001, NRG Energy, through its wholly owned subsidiary, NRG South Central Generating LLC, had outstanding approximately $40 million under a project level, non-recourse revolving credit agreement scheduled to mature in March 2002. In March 2002, the facility was renewed for an additional 90 days, with substantially similar terms and conditions. In June 2002, this facility was paid off and was not renewed.

         In February 2002, NRG Energy, Inc. issued a $300 million subordinated convertible note to its majority shareholder, Xcel Energy, Inc., to evidence a loan from Xcel Energy to NRG Energy in the amount of $300 million. The $300 million subordinated convertible note bore interest at a per annum rate equal to 30-day LIBOR plus 0.90%. Payments on unpaid principal, together with interest, were due quarterly in arrears, NRG Energy did not make any payments of principal or interest on the note. In April and May 2002, NRG Energy issued an additional $300 million of subordinated convertible notes to Xcel Energy, to evidence further loans from Xcel Energy to NRG Energy. As of June 30, 2002, NRG Energy has received $500 million under these loans. In June 2002, Xcel Energy cancelled these notes effectively converting them, including accrued interest into permanent equity.

         In April 2002, NRG Energy discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG Energy’s Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made. NRG Energy has since made those filings and has discussed the situation with FERC and the SEC. While NRG Energy does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG Energy’s debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving line of credit. Accordingly, NRG Energy sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of Big Cajun Peaking Power’s failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility. While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG Energy did not borrow under either of these credit facilities. The waiver under the construction and acquisition facility continues indefinitely unless a default arising out of any possible PUHCA violation relating to Big Cajun’s temporary failure to make these filings occurs. NRG Energy has filed a request with FERC for retroactive EWG status for the Big Cajun Peaking facility. No fines or refunds have been assumed against NRG Energy or any of its subsidiaries or affiliates by FERC as a result of these missed filings.

4. Long Term Debt and Capital Lease Obligations

         In May 2001, NRG Energy’s wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. The facility will be used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provides for borrowings of base rate loans and Eurocurrency loans and is secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guaranties from each such subsidiary or affiliate. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be re-borrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2006. The facility is non-recourse to NRG Energy other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of June 30, 2002, the aggregate amount outstanding under this facility was $1.1 billion. At June 30, 2002, the weighted average interest rate of such outstanding advances was 3.46%.

         Substantially all of NRG Energy’s operations are conducted by project subsidiaries and project affiliates. NRG Energy’s cash flow and its ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG Energy’s projects and other subsidiaries. The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of June 30, 2002, six of NRG Energy’s subsidiaries and project affiliates are restricted from making cash payments to NRG Energy. Loy Yang, Killingholme, Energy Center Kladno, LSP Energy (Batesville) and Louisiana Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG Energy; and Crockett Cogeneration is limited in its ability to make distributions to NRG Energy and its other partners.

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

         The bankruptcy of Pacific Gas & Electric (PG&E) creates the potential for a covenant default that would result in the acceleration of the debt at Crockett if not resolved with the lenders. Management has engaged in active discussions with the lenders of Crockett since PG&E filed for bankruptcy in April 2001; additionally, Crockett is being paid each month by PG&E since the bankruptcy filing. PG&E and the Bankruptcy Court have affirmed the long-term power purchase agreement and PG&E is paying down the outstanding receivable over a 12-month period ending December 1, 2002. Thus, NRG Energy believes that an acceleration of the Crockett debt is unlikely. However, as of June 30, 2002 and December 31, 2001, NRG Energy has reflected the entire balance of the Crockett debt as a current obligation in the amounts of $228.7 million and $234.5 million, respectively. For additional information regarding the California liquidity crisis see Note 6 — Commitments and Contingencies.

         In May 2002, NRG Energy’s indirect wholly-owned subsidiary, LSP-Kendall Energy, LLC, received a notice of default from Societe Generale, the administrative agent under LSP-Kendall’s Credit and Reimbursement Agreement dated November 12, 1999. The notice asserted that an event of default had occurred under the Credit and Reimbursement Agreement as a result of liens filed against the Kendall project by various subcontractors. In consideration of the Borrower’s implementation of a plan to remove the liens, and NRG Energy’s indemnification pursuant to an Indemnity Agreement dated as of June 28, 2002, of the lenders to the Kendall project from any claims or damages relating to these liens or any dispute or action involving the project’s EPC contractor, the administrative agent, with the consent of the Required Lenders under the Credit and Reimbursement Agreement, withdrew the notice of default and conditionally waived the default described therein.

         In June 2002, NRG Peaker Finance Company LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG Energy, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds due 2019. The bonds bear interest at a floating rate equal to three-months USD-LIBOR_BBA plus 1.07%. Interest on the bonds is payable on March 10, June 10, September 10 and December 10 of each year, commencing on September 10, 2002. Scheduled principal payments of $5.6 million, $8.0 million, $10.5 million, $4.3 million, $6.8 million, $11.2 million and $278.6 million are due on December 10 of 2002, 2003, 2004, 2005, 2006, 2007 and thereafter through June 2019, respectively. The final scheduled repayment of principal will be made on June 10, 2019. The bonds may be redeemed at any time prior to maturity at a price that, in certain circumstances, will include a redemption premium. The initial bond proceeds of $250 million were used to make loans to affiliates which own natural-gas fired “peaker” electric generating projects located in either Louisiana or Illinois. The project owners used the proceeds of the loans to (1) reimburse NRG Energy for construction and/or acquisition costs for the peaker projects previously paid by NRG Energy, (2) pay to XL Capital Assurance (XLCA) the premium for the Bond Policy, (3) provide funds to NRG Peaker to collateralize a portion of NRG Energy’s contingent guaranty obligations and (4) pay transaction costs incurred in connection with the offering of the bonds (including reimbursement of NRG Energy for the portion of such costs previously paid by NRG Energy). The Bond Policy is a financial guaranty insurance policy that unconditionally and irrevocably guaranties payment of scheduled principal and interest payments on the Bonds. The Bond Policy does not, however, guaranty the payment of principal of or interest on the bonds prior to the applicable scheduled payment dates, unless XLCA elects to make such payments. The bonds are secured by a pledge of membership interests in NRG Peaker and a security interest in all of its assets, which initially consist of notes evidencing loans to the affiliate project owners. The project owners’ jointly and severally guaranty the entire principal amount of the bonds and interest on such principal amount. The project owner guaranties are secured by a pledge of the membership interest in three of five project owners and a security interest in substantially all of the project owners’ assets related to the peaker projects, including equipment, real property rights, contracts and permits. NRG Energy has entered into a contingent guaranty agreement in favor of the collateral agent for the benefit of the secured parties, under which it agreed to make payments to cover scheduled principal and interest payments on the bonds and regularly scheduled payments under the interest rate swap agreement, to the extent that the net revenues from the peaker projects are insufficient to make such payments, in specified circumstances.

         NRG Peaker has also entered into an interest rate swap agreement pursuant to which it agreed to make fixed rate interest payments and receive floating rate interest payments. The interest rate swap counter-party will have a security interest in the collateral for the bonds and the collateral for the project owner guaranties. Net payments to be made by NRG Peaker under the interest rate swap agreement will be guaranteed pursuant to a separate financial guaranty insurance policy, the issuer of which will have a security interest in the collateral for the bonds and the collateral for the project owner guaranties.

         In July 2002, NRG Energy Center, an indirect wholly owned subsidiary of NRG Energy, entered into an agreement allowing it to issue senior secured promissory notes in the aggregate principal amount of up to $150 million. In July 2002, under this agreement, NRG Energy Center, Inc. issued $75 million of bonds in a private placement. Two series of notes were issued in July 2002, the $55 million Series A-Notes dated July 3, 2002, which matures on August 1, 2017 and bears an interest rate of 7.25% per annum and the $20 million Series B-Notes dated July 3, 2002, which matures on August 1, 2017 and bears an interest rate of 7.12% per annum. NRG Thermal Corporation, a wholly owned subsidiary of NRG Energy, which owns 100% of NRG Energy Center, pledged its interests in all of its district heating and cooling investments throughout the United States as collateral.

5. Segment Reporting

         NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The “Other” category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three and six months ended June 30, 2002 and 2001 is as follows:

	For the Three Months Ended June 30, 2002
		POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$433,562	$107,769	$105,618	$13,828

Equity in earnings / (losses) of unconsolidated affiliates	25,798	8,045	1,421	202

Total operating revenues and equity earnings	459,360	115,814	107,039	14,030

Net Income (Loss)	$35,067	$13,305	$(10,507)	$2,065

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned Operations	$28,484	$26,499	$3,428	$719,188

Equity in earnings /(losses) of unconsolidated affiliates	(10,975)	—	—	24,491

Total operating revenues and equity earnings	17,509	26,499	3,428	743,679

Net Income (Loss)	$7,124	$2,743	$(91,149)	$(41,352)

         Total assets as of June 30, 2002 for North America, Europe, Asia Pacific and Other Americas total $11.0 billion, $1.9 billion, $1.1 billion and $0.5 billion, respectively.

	For the Three Months Ended June 30, 2001
		POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$435,099	$58,068	$100,692	$3,676

Equity in earnings / (losses) of unconsolidated affiliates	51,186	8,786	7,812	1,696

Total operating revenues and equity earnings	486,285	66,854	108,504	5,372

Net Income (Loss)	$46,189	$22,747	$3,339	$702

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned Operations	$27,858	$25,153	$9,683	$660,229

Equity in earnings / (losses) of unconsolidated affiliates	(6,130)	6	(1,888)	61,468

Total operating revenues and equity earnings	21,728	25,159	7,795	721,697

Net Income (Loss)	$12,460	$1,148	$(37,471)	$49,114

         Total assets as of June 30, 2001 for North America, Europe, Asia Pacific and Other Americas total $8.5 billion, $1.5 billion, $0.7 billion and $0.4 billion, respectively.

	For the Six Months Ended June 30, 2002
		POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$783,355	$266,571	$178,623	$31,074

Equity in earnings / (losses) of unconsolidated affiliates	42,494	10,610	9,165	359

Total operating revenues and equity earnings	825,849	277,181	187,788	31,433

Net Income (Loss)	$33,137	$24,703	$(1,266)	$2,578

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned Operations	$50,138	$57,980	$7,428	$1,375,169

Equity in earnings / (losses) of unconsolidated affiliates	(20,160)	—	—	42,468

Total operating revenues and equity earnings	29,978	57,980	7,428	1,417,637

Net Income (Loss)	$9,149	$6,916	$(143,032)	$(67,815)

	For the Six Months Ended June 30, 2001
		POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$851,367	$126,777	$188,884	$3,771

Equity in earnings / (losses) of unconsolidated affiliates	63,647	14,772	11,709	3,891

Total operating revenues and equity earnings	915,014	141,549	200,593	7,662

Net Income (Loss)	$83,248	$34,716	$19,953	$1,647

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned Operations	$38,391	$57,627	$17,589	$1,284,406

Equity in earnings / (losses) of unconsolidated affiliates	(11,970)	11	(1,888)	80,172

Total operating revenues and equity earnings	26,421	57,638	15,701	1,364,578

Net Income (Loss)	$15,631	$3,390	$(74,293)	$84,292

6. Commitments and Contingencies

California Liquidity Crisis

         NRG Energy’s California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

         In March 2001, the California Power Exchange (PX) filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, Pacific Gas & Electric Company (PG&E) also filed for bankruptcy under Chapter 11. PG&E’s filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy’s California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California PX’s ability to repay its debt is dependent on the extent to which it receives payments from PG&E and Southern California Edison (SCE). On December 21, 2001, the California bankruptcy court affirmed the Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso’s agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of past due amounts totaling $49.6 million, plus interest. Through June 2002, Crockett received $24.8 million (excluding interest) from PG&E. The net outstanding amount due from PG&E at June 30, 2002 is $28.6 million.

         NRG Energy’s share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $58.2 million as of June 30, 2002, compared to $85.1 million at December 31, 2001. These amounts reflect NRG Energy’s share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributable to cash collections from the California ISO during the first and second quarter of 2002.

Legal Issues

New York Environmental Litigation

         In January 2002 the New York Attorney General and the New York Department of Environmental Conservation filed suit in the United States District Court, Western District of New York, against NRG Energy and Niagara Mohawk Power Corporation, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. NRG Energy has filed a motion to dismiss the claims against it which was heard in July 2002. The Court’s ruling on that motion is pending.

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

California Litigation

     NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in San Diego, California in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the People of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy’s West Coast Power joint venture with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

     Although the complaints contained a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Systems States Coordinating Council and otherwise. The complaints alleged that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California were consolidated in the San Diego County Superior Court, and the plaintiffs in these six consolidated civil actions filed a master amended complaint "?reiterating the allegations contained in their complaints and alleging that defendants’ anti-competitive conduct damaged the general public and class members in an amount in excess of $1.0 billion. Two of the defendants in these actions, Reliant and Duke, subsequently filed cross-complaints naming additional market participants, some of whom removed the actions to federal court. Now pending for hearing in September 2002 are the plaintiffs’ motion to remand the cases to state court and motions by the cross-defendants to dismiss the cases against them.

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

     On March 29, 2002, the Attorney General of California entered into an agreement to toll the statute of limitations for two threatened lawsuits against Xcel Energy, Inc., NRG Energy, Dynegy, Inc., Dynegy Power Marketing, Inc., and certain NRG Energy affiliates. The agreement applies to threatened actions similar to two sets of cases filed in April 2002 by the Attorney General of California; one set, filed in federal court against Mirant and Reliant under Section 7 of the federal Clayton Act and Section 17200 (Unfair Competition Act) of the California Business and Professions Code, alleges that those companies acquired an excessive number of California power plants, which allowed them to illegally exercise market power, limit competition and raise prices. The other set of cases was filed in California state court against Reliant, Mirant, Williams, Powerex and Coral Power, alleging that these power companies made thousands of illegally priced energy sales, in violation of California’s Unfair Competition Act, and seeking penalties of up to $2,500 per violation. The defendants removed these state court actions to federal court and filed motions to dismiss, while the Attorney General filed motions to remand the cases to state court.

     On March 11, 2002, the Attorney General of California filed a state court civil complaint against NRG Energy, certain NRG Energy affiliates, Xcel Energy, Dynegy, Inc. and Dynegy Power Marketing, Inc., alleging antitrust violations in the ancillary services market. The complaint alleges that defendants repeatedly sold electricity generating capacity to the California ISO for use as a reserve and subsequently, and impermissibly, sold the same capacity into the “spot” market for wholesale power, unlawfully collecting millions of dollars. Similar complaints were filed against other power generators. The plaintiff seeks an injunction against further similar acts by the defendants, and also seeks restitution, disgorgement of all proceeds, including profits, gained from these sales, and certain civil penalties. As in the above-described state court cases by the California Attorney General against other generators, the defendants removed the case to federal court and the Attorney General sought remand to state court. On August 6, 2002, the Federal District Court for the Northern District of California determined that all the cases brought by the Attorney General are properly in federal court, and the Court will soon rule on defendants’ motions to dismiss all the cases.

     In late April, 2002, a class action was instituted in the San Mateo County Superior Court in California against a group of generators, including the West Coast Power affiliates (T&E Pastorino Nursery, and Pastorino & Son Nursery v. Duke Energy Trading and Marketing, LLC, et al.). This case includes claims which mimic those in some of the previous class actions brought against NRG in California, and asserts violation of California Business & Professions Code Section 17200 based on alleged exercise of market power by defendants, violation of ancillary services agreements by various defendants, and market manipulation by defendants by means of their execution with the California Department of Water Resources of long term contracts, allegedly at supracompetitive “market” rates. In Mid-May, 2002, a similar action was instituted against the West Coast Power affiliates in the San Francisco County Superior Court (Century Theatres, Inc. v. Allegheny Energy Supply Company, LLC, et al.).

     On May 15, 2002, a class action lawsuit was filed in the San Mateo County Superior Court, California, by El Super Burrito, Inc. against certain specified electric power generators, including the West Coast Power affiliates, alleging that defendants engaged in unfair, unlawful and deceptive business practices in acquiring electrical generating plants in the State of California, and that such business practices had the purpose and effect of substantially lessening competition and allowing the defendants to exercise market power to withhold capacity and raise prices above competitive levels. On May 21, 2002, two additional class action lawsuits were filed in the San Mateo County Superior Court in California by L&M Karsant Family Ltd. Partnership and Leo’s Day and Night Pharmacy, respectively, against certain specified electric power generators, including the West Coast Power affiliates. The complaints allege that defendants manipulated the supply and price of electricity resulting in rolling blackouts and prices of almost four times the usual cost of electricity.

On May 24, 2002, a class action was instituted in San Francisco County Superior Court in California against a group of generators, including the West Coast Power affiliates (Bronco Don Holdings, LLP v. Duke Energy Trading and Marketing, LLC, et al.). This case essentially asserts the same claims set forth in the previously reported T&E Pastorino Nursery action, i.e., violation of California Business & Professions Code Section 17200 based on defendants’ alleged withholding of electricity from the market to artificially create a shortage, violation of ancillary services agreements by various defendants, and market manipulation by defendants by means of their execution with the California Department of Water Resources of long term contracts, allegedly at supracompetitive rates. Similarly, in mid-May, 2002, a class action was instituted in San Joaquin County Superior Court in California against energy suppliers, including the same Company affiliates (RDJ Farms, Inc., and Brittalia Ventures v. Allegheny Energy Supply Company, LLC, et al.). This case asserts violations of California Business and Professions Code Sections 16720 and 17200 again based on alleged exercise of market power by defendants, violation of ancillary services agreements by various defendants, and market manipulation by defendants by means of their execution with the California Department of Water Resources of long term contracts, allegedly at supracompetitive rates.

In mid-July, 2002, a Public Utility District in the State of Washington instituted an action in the United States District Court for the Central District of California against a group of generators and traders, including the Company (Public Utility District No. 1 of Snohomish County v. Dynegy Power Marketing, Inc., et al.). This action seeks injunctive and equitable relief, including restitution and disgorgement with respect to monetary injuries, for violations of California Business & Professions Code Sections 16720 and 17200 for alleged combining by the defendants to restrain the amount of energy available for sale through the California PX and ISO energy markets, conspiring to illegally obtain and trade information relating to energy supply, pricing and demand, and combining to raise the “market clearing bid” for electric energy on the PX wholesale markets, all of which allegedly raised prices for electricity to retail and wholesale consumers in the Pacific Northwest. The Company intends to file motions to dismiss the complaint and strike all damage claims.

All of the above-referenced state court cases have been removed to various federal courts. The defendants are now seeking to have all these removed cases treated as “related cases” before Judge Walker in San Francisco, and defendants will then seek to have the federal Multidistrict Litigation Panel assign these cases to Judge Whaley, sitting in San Diego.

FERC Investigation

         In May 2002, the FERC issued data requests to all sellers of wholesale electricity and/or ancillary services and Natural gas in the United States portion of the Western States Coordinating Circuit (WSCC) and/or Texas, requesting information in respect of such sellers use of certain trading strategies and transactions. The Company conducted an internal investigation in response to these data requests and filed its responses with the FERC. In the Company’s responses, NRG Energy denied engaging in any such trading activity to generate revenues without economic risk, to increase volume, or any other improper purposes.

Fortistar Capital v. NRG Energy

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar’s allegations and asserted numerous counterclaims. In October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar’s claims were dismissed. On May 8, 2002 the parties entered into a binding, conditional settlement of the litigation, pending certain approvals and final agreement on the terms of the settlement. The settlement also encompasses litigation between the parties with respect to Minnesota Methane LLC. (See Note 13).

NYDEC Opacity Notice of Violation

     NRG Energy became part of an opacity consent order as a result of acquiring its Huntley, Dunkirk and Oswego plants from Niagara Mohawk. At the time of financial close on these assets, a consent order was being negotiated between Niagara Mohawk and the NYDEC; it required Niagara Mohawk to pay a stipulated penalty for each opacity event at these facilities. On January 14, 2002, the NYDEC issued NRG Energy Notices of Violations (NOV) for opacity events, which had occurred since the time NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego generating stations. The NOVs allege that a total of 7,231 events had occurred where the average opacity during a six-minute block of time had exceeded 20%. The NYDEC proposed a penalty associated with the NOVs at $900,000.

Shareholder Litigation

     In February 2002, individual stockholders of NRG Energy filed nine separate, but similar, class action complaints in the Delaware Court of Chancery against Xcel Energy, NRG Energy and the nine members of NRG Energy’s board of directors. A similar class action lawsuit was filed in a Minnesota state court. Each of the actions challenged the offer and merger, which is discussed in Note 1, and contained various allegations of wrongdoing on the part of the defendants in connection with the offer and the merger. As of April 3, 2002, counsel for the parties to the consolidated action in the Delaware Court of Chancery and the Minnesota action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on the increase by Xcel Energy of the exchange ratio in the offer and merger to 0.5000.

7. Inventory

         Inventory, which is stated at the lower of weighted average cost or market, consisted of (in thousands):

	June 30,	December 31,
	2002	2001

Fuel oil	$67,086	$89,318

Coal	104,666	96,193

Kerosene	609	1,267

Spare parts	128,439	121,622

Emission credits	13,426	16,995

Natural gas	414	1,395

Other	5,489	4,533

Total Inventory	$320,129	$331,323

8. Property, Plant and Equipment

         The major classes of property, plant and equipment were as follows (in thousands):

	June 30,	December 31,
	2002	2001

Facilities and equipment	$7,987,010	$6,863,930

Land and improvements	133,276	111,368

Office furnishings and equipment	61,997	30,382

Construction in progress	2,707,497	2,942,993

Total property, plant and equipment	10,889,780	9,948,673

Accumulated depreciation	(660,819)	(516,454)

Net property, plant and equipment	$10,228,961	$9,432,219

9. Derivative Instruments and Hedging Activities

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

         SFAS No. 133 applies to NRG Energy’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates and foreign exchange contracts to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions. At June 30, 2002, NRG Energy had various commodity contracts extending through December 2003, and several fixed-price gas and electricity purchase contracts extending through 2018.

Accumulated Other Comprehensive Income

         The following table summarizes the effects of SFAS No. 133 on NRG Energy’s Other Comprehensive Income balance as of June 30, 2002:

	Six Months	Three Months
	Ended	Ended
(Gains/(Losses) in $ thousands)	June 30, 2002	June 30, 2002

OCI balance at December 31, 2001	$71,101	$83,161

Previously deferred amounts unwound from OCI	14,645	18,375

Mark to market of hedge contracts	2,002	(13,788)

OCI balance at June 30, 2002	$87,748	$87,748

Gains expected to unwind from OCI during next 12 months	$17,047	$17,047

         During the three and six months ended June 30, 2002, NRG Energy reclassified gains of $18.0 million and $14.6 million, respectively from OCI to current-period earnings. This amount is recorded on the same line in the statement of operations in which the hedged item is recorded. Also during the three and six months ended June 30, 2002, NRG Energy recorded an after-tax loss in OCI of approximately $13.8 million and an after-tax gain in OCI of approximately $2.0 million related to changes in the fair values of derivatives accounted for as hedges, respectively. The net balance in OCI relating to SFAS No. 133 as of June 30, 2002 was an unrecognized gain of approximately $87.7 million. NRG Energy expects $17.0 million of the deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

Statement of Operations

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended June 30, 2002:

	ENERGY	FOREIGN
(Gains/(losses) in thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$27,732	—	$27,732

Equity in earnings of unconsolidated subsidiaries	(3,448)	—	(3,448)

Cost of operations	8,159	—	8,159

Other income	—	(260)	(260)

Total Statement of Operations impact before tax	$32,443	$(260)	$32,183

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended June 30, 2001:

	ENERGY	FOREIGN
(Gains/(losses) in thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$(11,392)	—	$(11,392)

Equity in earnings of unconsolidated subsidiaries	2,730	—	2,730

Cost of operations	(25,871)	—	(25,871)

Other income		856	856

Total Statement of Operations impact before tax	$(34,533)	$856	$(33,677)

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the six months ended June 30, 2002:

	ENERGY	FOREIGN
(Gains/(losses) in thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$36,310	—	$36,310

Equity in earnings of unconsolidated subsidiaries	(2,703)	—	(2,703)

Cost of operations	206	—	206

Other income	—	(184)	(184)

Total Statement of Operations impact before tax	$33,813	$(184)	$33,629

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the six months ended June 30, 2001:

	ENERGY	FOREIGN
(Gains/(losses) in thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$(11,392)	—	$(11,392)

Equity in earnings of unconsolidated subsidiaries	843	—	843

Cost of operations	(5,129)	—	(5,129)

Other income	—	2,172	2,172

Total Statement of Operations impact before tax	$(15,678)	$2,172	$(13,506)

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

         No ineffectiveness was recognized on commodity cash flow hedges during the three and six months ended June 30, 2002 and 2001.

         NRG Energy’s pre-tax earnings for the three and six months ended June 30, 2002 were increased by an unrealized gain of $32.2 million, and $33.6 million, respectively, associated with changes in the fair value of non-hedge energy related derivative instruments. NRG Energy’s pre-tax earnings for the three and six months ended June 30, 2001 were decreased by an unrealized loss of $33.7 million, and $13.5 million, respectively, associated with changes in the fair value of non-hedge energy related derivative instruments.

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

         No ineffectiveness was recognized on interest rate cash flow hedges during the three and six months ended June 30, 2002 and 2001.

Foreign currency exchange rates

         To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

         No ineffectiveness was recognized on foreign currency cash flow hedges during the three and six months ended June 30, 2002.

         NRG Energy’s pre-tax earnings for the three and six months ended June 30, 2002 were decreased by an unrealized loss of $0.3 million and $0.2 million, respectively, associated with non-hedge foreign currency derivative instruments. NRG Energy’s pre-tax earnings for the three and six months ended March 31, 2001 were increased by an unrealized gain of $0.9 million and $2.2 million, respectively, associated with non-hedge foreign currency derivative instruments.

10. New Accounting Pronouncements

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

         NRG Energy had intangible assets of $38.6 million at June 30, 2002, which will not be amortized and consist primarily of goodwill. During the first six months of 2002, NRG Energy performed impairment tests. To date, such tests completed have concluded that no write-down is necessary. Approximately $18 million of Goodwill was reclassified to Property, Plant and Equipment to comply with the provisions of SFAS No. 142.

         Aggregate amortization expense recognized for the three and six months ended June 30, 2002 was approximately $1.0 million and $2.0 million. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $3.4 million. Intangible assets consisted of the following (in thousands):

	At December 31, 2001		At June 30, 2002

Class of	Gross	Accumulated	Gross	Accumulated
Intangible Asset	Carrying Amount	Amortization	Carrying Amount	Amortization

Goodwill	$66,482	$10,288	$47,579	$9,032

Amortized:

Service contracts	$77,524	$15,188	$79,525	$17,209

         The following table summarizes the pro forma impact of implementing SFAS 142 at Jan. 1, 2001 on the net income for the periods presented.

	Three Months Ended

(In thousands)	June 30, 2002	June 30, 2001

Reported net (loss) income	$(41,352)	$49,114

Add back: Goodwill amortization (after tax)	—	700

Adjusted net (loss) income	$(41,352)	$49,814

	Six Months Ended

(In thousands, except per share amounts)	June 30, 2002	June 30, 2001

Reported net (loss) income	$(67,815)	$84,292

Add back: Goodwill amortization (after tax)	—	1,408

Adjusted net (loss) income	$(67,815)	$85,700

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

         SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Principles Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required.

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

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146), SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

11. Discontinued Operations

         As disclosed in Note 1, NRG Energy is in the process of marketing certain assets for sale. As of June 30, 2002, two international projects had been classified as held for sale (Bulo Bulo and Collinsville). The assets and liabilities of these two projects have been reclassified to the held for sale category on the balance sheet. The estimated after-tax loss on disposal for these projects of $13.8 million (net of $0 taxes) has been separately classified and reported as discontinued operations in the accompanying statements of income. Operating results of these two projects have also been reclassified to discontinued operations. The after-tax charge of $13.8 million relates to the writing down to the expected realizable value of these projects.

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2002	Ended June 30, 2002	Ended June 30, 2001	Ended June 30, 2001

Operating revenues	$2,983	$6,135	$1,203	$1,488

Operating & other expenses	(2,615)	(5,416)	(809)	(823)

Estimated loss on disposal	(13,842)	(13,842)	—	—

Income (loss) before taxes	(13,474)	(13,123)	394	665

Income taxes (benefit)	37	53	41	69

Net income (loss) from discontinued operations	(13,511)	(13,176)	353	596

         At June 30, 2002, NRG Energy applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, to Net Assets Held for Sale,” to these entities. SFAS No. 144 requires that assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions NRG Energy management considered primarily bids and offers, related to those businesses. As a result, NRG Energy recorded a pre-tax loss of $13.8 million on assets held for sale. This amount is shown as loss from discontinued operations in the accompanying Statement of Income. In accordance with the provisions of SFAS No. 144, the assets included in Net Assets Held for Sale will not be depreciated commencing July 1, 2002.

12. Severance Charge

         During the second quarter to 2002, NRG Energy expensed a pre-tax charge of $20.5 million for expected severance costs associated with the combining of various functions of NRG Energy and, of this amount $0.2 million of cash was paid as of June 30, 2002. In addition, $2.5 million of the charge is non-cash. Through June 30, 2002, severance costs have been recognized for only those employees who have been terminated as of that date. Approximately $4.3 million of the accrual is reported in the June 30, 2002 balance sheet as part of other long term obligations, the remaining amount is recorded as accrued salary, benefits and related costs. Additional, similar charges are expected to be expensed in the future, as further actions are taken, but are not determinable at this time.

         The following table summarizes the activity related to accrued severance costs for the six months ended June 30, 2002 (in thousands):

	Dec. 31, 2001	Accrual	Payments	June 30, 2002
	Liability	Adjustments Expensed	Against Liability	Liability

Employee severance and related costs	$—	$18,012	$(183)	$17,829

Total accrued integration charges	$—	$18,012	$(183)	$17,829

13. NEO Project Charges

         During the second quarter of 2002, NRG Energy expensed a pre-tax charge of $36 million related to its NEO Corporation landfill gas operations. The charge was related largely to asset impairments based on a revised project outlook. It also reflects the accrued impact of a dispute settlement with Fortistar, a partner with NEO in the landfill gas operations.

14. Subsequent Events

Sale of Energy Development Limited (EDL)

         On July 25, 2002, NRG Energy announced it had completed the sale of its ownership interest in an Australian energy company, Energy Development Limited (EDL). EDL is a listed Australian energy company engaged in the development and management of an international portfolio of projects with a particular focus on renewable and waste fuels. As a result of the sale, NRG Energy will receive proceeds of $78.5 million (AUS), or approximately $43.9 million (US), in exchange for its ownership interest in EDL. NRG Energy expects to recognize a loss on the sale of approximately $14.7 million (after-tax).

Sale of LSP Pike Energy, LLC

         On August 4, 2002, The Shaw Group and NRG Energy tentatively entered into an agreement for the sale of NRG Energy’s interest in LSP Pike Energy, LLC (Pike) in exchange for $43 million of cash and the forgiveness of approximately $75 million owed to The Shaw Group as contractor for Pike. In addition to the cash received, the sale of the Pike project is expected to improve NRG Energy’s liquidity position by reducing its ongoing construction funding needs by approximately $142 million in 2002 through 2003.

         Assuming all required consents and approvals are received, completion of the sale to Shaw would result in an estimated pre-tax loss of approximately $500 million. In addition, NRG Energy is responsible for the repayment of related debt of $294 million and a turbine payment of approximately $50 million.

         The Pike project is a 1,200-megawatt combined cycle gas turbine plant currently under construction in Mississippi. Construction is approximately one-third completed. The sale of the Pike project to Shaw will include all assets, free of all liens, and would require the consent of the construction lenders and General Electric, which holds a lien against the turbines. In addition, the Xcel Energy board of directors must approve the transaction. None of these required approvals has yet been received.

         As of August 12, 2002, NRG Energy’s bank group has been unwilling to provide the consent required under the letter of intent. However, as the have not rejected the offer outright, NRG Energy has requested a 30-day extension under the terms of the letter of intent in order to secure bank approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         NRG Energy is a leading global energy company primarily engaged in the development, ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally.

RESULTS OF OPERATIONS

Net (Loss)/Income

         NRG Energy recognized losses after discontinued operations of $41.4 million and $67.8 million, for the three and six months ended June 30, 2002, respectively. These losses represent decreases of $90.5 million and $152.1 million compared to the same periods in 2001.

         NRG Energy recognized losses from continuing operations of $27.8 million and $54.6 million for the three and six months ended June 30, 2002, respectively. These losses represent decreases of $76.6 million and $138.3 million, compared to the same periods in 2001. The decrease for the three months ended June 30, 2002 compared to the same period in 2001 is due primarily to lower power prices and generation in the Northeast and Central regions of the United States and favorably priced contracts for West Coast Power in 2001. In addition, higher operating, depreciation and interest costs have resulted from project acquisitions since the second quarter of 2001. Additionally, NRG Energy recorded certain significant charges during the three months ended June 30, 2002, such as an accrual for severance benefits for separated employees of approximately $20 million and an approximately $36 million combined charge related to the impairment of NRG Energy’s investment in NEO Landfill gas and the settlement of certain outstanding litigation. NRG Energy also recorded an approximately $13.8 million loss on discontinued operations to write down the assets and investments in two projects classified as held for sale. The decreased earnings during the three months ended June 30, 2002, compared to the same period in 2001 was partially offset by a mark to market gain of approximately $17 million (after-tax) under SFAS No. 133 compared to a loss of approximately $16 million (after-tax) in 2001.

         The decrease for the six months ended June 30, 2002 compared to the same period in 2001 is due primarily to lower power prices and generation in the Northeast and Central regions of the United States, lower revenues from power marketing activities and favorably priced contracts for West Coast Power in 2001. In addition, higher operating, depreciation and interest costs have resulted from project acquisitions since the second quarter of 2001. Additionally, NRG Energy recorded certain significant charges during the six months ended June 30, 2002, such as an accrual for severance benefits for separated employees of approximately $20 million and an approximately $36 million combined charge related to the impairment of NRG Energy’s investment in NEO Landfill gas and the settlement of certain outstanding litigation. NRG Energy also recorded an approximately $13.8 million loss on discontinued operations to write down the assets and investments in two projects classified as held for sale. The decreased earnings during the six months ended June 30, 2002, compared to the same period in 2001 were partially offset by a mark to market gain of approximately $18 million (after-tax) under SFAS No. 133 compared to a loss of approximately $3 million (after-tax) in 2001.

Operating Revenues and Equity Earnings

         For the three and six months ended June 30, 2002, NRG Energy had total operating revenues and equity earnings from continuing operations of $743.7 million and $1.4 billion, compared to $721.7 million and $1.4 billion for the same periods in 2001, respectively.

Revenues from Majority Owned Operations

         During the three and six months ended, NRG Energy and its majority owned subsidiaries recorded revenues of $719.2 million and $1.4 billion, compared to $660.2 million and $1.3 billion for the same periods in 2001, respectively. These amounts represent increases of $59 million and $0.1 billion for the three and six months ended June 30, 2002 compared to the same periods in 2001.

         Revenues from majority-owned operations for the three months ended June 30, 2002, consisted primarily of power generating revenues from domestic operations of approximately $433.6 million, operations in Europe of $107.8 million, Asia-Pacific $105.6 million and Other Americas $13.8 million. Revenues from majority-owned operations for the three months ended June 30, 2002, as compared to the same period in 2001, represent a decrease of $1.5 million, an increase of $49.7 million, an increase of $4.9 million and an increase of $10.2 million, respectively. In addition, NRG Energy recognized revenues from majority-owned operations from its Alternative Energy, Thermal and Other Operations of $28.5 million, $26.5 million and $3.4 million, respectively resulting in an increase of $0.6 million and $1.3 million for the Alternative Energy and Thermal operations and a decrease of $6.2 million for Other operations, respectively.

         Revenues from majority-owned operations for the six months ended June 30, 2002, consisted primarily of power generating revenues from domestic operations of approximately $783.4 million, operations in Europe of $266.6 million, Asia-Pacific $178.6 million and Other Americas $31.1 million. Revenues from majority-owned operations for the six months ended June 30, 2002, as compared to the same period in 2001, represent a decrease of $68.1 million, an increase of $139.8 million, an increase of $10.3 million and an increase of $27.3 million, respectively. In addition, NRG Energy recognized revenues from majority-owned operations from its Alternative Energy, Thermal and Other Operations of $50.1 million, $58.0 million and $7.4 million, respectively resulting in an increase of $11.7 million and $0.4 million for the Alternative Energy and Thermal operations and a decrease of $10.2 million for Other operations, respectively.

Equity in Operating Earnings of Unconsolidated Affiliates

         Equity in operating earnings of unconsolidated affiliates for the three and six months ended June 30, 2002, were $24.5 million and $42.5 million, compared to $61.5 million and $80.2 million for the same periods in 2001, representing decreases of $37.0 million and $37.7 million or decreases of 60.2% and 47.0%, respectively. For the three months ended June 30, 2002 the decrease of $37.0 million is due primarily to decreased results at West Coast Power as compared to the same period in 2001, resulting from favorably priced contracts in 2001 as compared to 2002. In addition to the decreased results at West Coast Power, continued losses at NEO Corporation and reduced results at Loy Yang also contributed to the decline in equity earnings. For the six months ended June 30, 2002, the decrease of $37.7 million is due primarily to decreased results at West Coast Power, as compared to the same period in 2001, resulting from favorable priced contracts in 2001, as compared to the same period in 2001. In addition to the decreased results at West Coast Power, continued losses at NEO Corporation and reduced results at Loy Yang also contributed to the decrease. These decreases were partially offset by favorable results at the Kondapoli, Mibrag, Kladno, Saguaro and Rocky Road projects.

Operating Costs and Expenses

         Cost of majority-owned operations was $485.1 million for the three months ended June 30, 2002, an increase of $6.2 million, or approximately 1.3%, over the same period in 2001. Cost of majority-owned operations, as a percentage of revenues from majority owned operations for the three months ended June 30, 2002, was 67.5% compared to 72.5% for the same period in 2001. The increase of $6.2 million, for the three months ended June 30, 2002, as compared to the same period in 2001 is due largely to increased fuel and energy costs and operation and maintenance costs, partially offset by a favorable mark to market adjustment during the three months ended June 30, 2002 under SFAS No. 133 and a reduction in non-income based taxes.

         Cost of majority-owned operations was $957.4 million for the six months ended June 30, 2002, an increase of $54.6 million, or approximately 6.0%, over the same period in 2001. Cost of majority-owned operations, as a percentage of revenues from majority owned operations for the six months ended June 30, 2002, was 69.6% compared to 70.3% for the same period in 2001. The increase of $54.6 million, for the six months ended June 30, 2002, as compared to the same period in 2001 is due largely to increased fuel and energy costs and operation and maintenance costs, partially offset by a favorable mark to market adjustment during the six months ended June 30, 2002 under SFAS No. 133 and a reduction in non-income based taxes.

         Depreciation and amortization costs were $78.4 million and $144.4 million for the three and six months ended June 30, 2002, compared to $46.6 million and $83.7 million for the same periods in 2001, increases of $32.8 million and $60.7 million, or 72.0% and 72.5%. The increases are primarily due to an increased depreciable costs resulting from acquisitions of generating facilities and capital additions to owned facilities.

         General, administrative and development costs were $46.5 million and $114.4 million for the three and six months ended June 30, 2002, compared to $44.3 million and $98.5 million, for the same periods in 2001, increases of $2.2 million and $15.9 million, or 5.0% and 13.9%, respectively. As a percent of revenues from majority owned operations, administrative and general expenses decreased to 6.5% for the three months ended June 30, 2002 from 6.7% for the three months ended June 30, 2001. As a percent of revenues from majority owned operations, administrative and general expenses increased to 8.3% for the six months ended June 30, 2002 from 7.7% for the six months ended June 30, 2001. The increases for the three and six months ended June 30, 2002 as compared to the same periods in 2001 are due primarily to increased legal, technical and accounting expenses, employees and equipment resulting from expanded operations and acquisitions that took place in 2001. These increases in 2002 were partially offset with bad-debt expense recorded at the Crockett project in 2001.

Special Charges

         During the three and six months ended June 30, 2002, NRG Energy recorded approximately $20.4 million (pre-tax) of accrued severance costs for separated employees resulting from the completion of Xcel Energy’s successful exchange offer, see Item 1 — Note 1 to the Condensed financial statements and notes of this Form 10-Q for additional information. In addition, NRG Energy also recorded a pre-tax charge of $35.8 million related to its NEO Corp. landfill gas operations. See Item 1 – Note 13 to the Condensed financial statements and notes of this Form 10-Q for additional information.

Other (Expense) Income

         Other expense for the three and six months ended June 30, 2002, was $131.5 million and $254.4 million compared to $96.4 million and $183.3 million, for the same periods in 2001, increases of approximately $35.1 million and $71.1 million, or 36.4% and 38.8% respectively. The increase in other expense for the three and six months ended June 30, 2002 compared to the same periods in 2001 was primarily due to increases in interest expense of approximately $33.3 million and $64 million, or 28.9% and 33.2%, for the three and six months ended June 30, 2002 as compared to the same periods in 2001. Interest expense includes both corporate and project level interest expense. The increase in interest expense is primarily due to increases in the outstanding amounts of corporate and project level debt. NRG Energy has issued substantial amounts of long and short-term debt at both the corporate level (recourse debt) and the project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions. NRG Energy also assumed significant amounts of project level debt upon completion of certain asset acquisitions, which also contributed to the increase in interest expense. Minority interest in earnings of consolidated subsidiaries primarily contains the minority interest in certain majority owned subsidiaries. During the three and six months ended June 30, 2002, minority interest in earnings of consolidated subsidiaries decreased by $0.5 million and $0.6 million, respectively. Other income, net contains primarily interest income on cash balances, realized and unrealized foreign currency exchange gains and losses resulting from NRG Energy’s Entrade operations that are not deferrable on the balance sheet.

Income Tax

         Income tax (benefit)/expense for the three and six months ended June 30, 2002 was a tax benefit of $26.3 million and $54.7 million compared to tax expense of $7.7 million and $12.6 million for the same period in 2001, decreases of $34 million and $67.3 million, respectively. The decrease in income tax expense of $34 million for the three months ended June 30, 2002 as compared to the same period in 2001 is due primarily to decreased earnings.

         For the three months ended June 30, 2002, NRG Energy’s overall effective tax rate was a benefit of 48.9%, compared to an effective tax rate of 13.6% for the same period in 2001. NRG Energy’s overall effective tax rate before the recognition of tax credits was 25.2% for the three months ended June 30, 2002, compared to 35.9% for the same period in 2001. This decrease is primarily due to a lower state effective tax rate for 2002 resulting from the implementation of state tax planning strategies.

         For the six months ended June 30, 2002, NRG Energy’s overall effective tax rate was a benefit of 50.3%, compared to an effective tax rate of 13.0% for the same period in 2001. NRG Energy’s overall effective tax rate before the recognition of tax credits was 29.0% for the three months ended June 30, 2002, compared to 37.1% for the same period in 2001. This decrease is primarily due to a lower state effective tax rate for 2002 resulting from the implementation of state tax planning strategies.

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

         On an ongoing basis, NRG Energy evaluates its estimates, utilizing historic experience, consultation with experts and other methods NRG Energy considers reasonable in particular circumstances. In any case, actual results may differ significantly from NRG Energy’s estimates. Any effects on NRG Energy’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

         NRG Energy has historically targeted a financial strategy that sustains investment grade ratings and diversifies investment risk. Specifically, NRG Energy seeks to fund an average of 50% of its project investments with non-recourse project level debt, 20% with senior unsecured recourse debt, and 30% with equity and internal cash generation. See Part I — Item 1 — Notes 3 and 4 of the Consolidated Financial Statements in this Form 10-Q for further discussion of the long and short -term debt issuances that NRG Energy has recently completed. For additional information on NRG Energy’s debt issuances, reference is also made to Item 8 — Note 9 of the Consolidated Financial Statements of NRG Energy’s Form 10-K for the year ended December 31, 2001.

         Substantially all of NRG Energy’s operations are conducted by project subsidiaries and project affiliates. NRG Energy’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG Energy’s projects and other subsidiaries. The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of June 30, 2002, six of NRG Energy’s subsidiaries and project affiliates are restricted from making cash payments to NRG Energy. Loy Yang, Killingholme, Energy Center Kladno, LSP Energy (Batesville) and Louisiana Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG Energy; and Crockett Cogeneration is limited in its ability to make distributions to NRG Energy and its other partners.

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

         In April 2002, NRG Energy discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG Energy’s Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made. NRG Energy has since made those filings and has discussed the situation with FERC and the SEC. While NRG Energy does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG Energy’s debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving line of credit. Accordingly, NRG Energy sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of Big Cajun Peaking Power’s failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility. While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG Energy did not borrow under either of these credit facilities. The waiver under the construction and acquisition facility continues indefinitely unless a default arising out of any possible PUHCA violation relating to Big Cajun’s temporary failure to make these filings occur.

Cash Flows

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash used by operating activities (in thousands)	$(5,875)	$(86,873)

         Net cash used by operations decreased during the six months ended June 30, 2002 compared to the same period in 2001, primarily because of favorable changes in working capital items during the six months ended June 30, 2002 compared to the same period in 2001. The most significant changes in working capital items related to the increase in accounts receivable — affiliates in 2001, and a reduction in fuel inventories during 2002. The receivable relates to NRG Energy’s loan to its West Coast power affiliate during the California liquidity crisis, and was repaid in the later portion of 2001. Net cash from operations for the six months ended June 30, 2002 as compared to the same period in 2001 was also positively impacted by increased cash distributions from equity investments, adjustments to net income(loss) for non-cash charges such as depreciation and amortization expense and deferred income taxes, non-cash charges for asset impairments and project write-downs. However, these favorable adjustments were offset by unfavorable adjustments for items such as the non-cash gain related to SFAS No. 133 and the adjustment related to the amortization of assumed out of market power contracts as compared to the prior period.

Net cash used by investing activities (in thousands)	$(1,123,396)	$(2,850,625)

         Net cash used by investing activities for the six months ended June 30, 2002 decreased in comparison to the same period in 2001. The decrease is directly related to the overall reduction in expenditures during the six months ended June 30, 2002 for acquisitions and capital expenditures.

Net cash provided by financing activities (in thousands)	$1,300,283	$3,072,264

         Net cash provided by financing activities for the six months ended June 30, 2002 decreased compared to the same period in 2001, primarily due to lower capital requirements for investing activities. During the six months ended June 30, 2002, NRG Energy’s financing activities were limited primarily to the increase in the corporate revolving line of credit, which was primarily used to pay down a bridge loan of $600 million, additional draw downs on the construction revolver facility, the issuance of $500 million of convertible notes to Xcel Energy which were subsequently converted to permanent equity and completion of the $325 million peaker financing transaction. In comparison to the same period in 2001, NRG Energy issued significantly more amounts of long and short-term debt and equity securities to finance its acquisition program.

Capital Commitments

Prospective Capital Requirements

         As previously disclosed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of NRG Energy’s Form 10-K for the year ended December 31, 2001, NRG Energy announced that it planned to scale back its previously announced acquisition and construction plans in order to enhance its financial position and improve liquidity in 2002. In March 2002, Xcel Energy commenced an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. In June 2002, Xcel Energy successfully completed an exchange offer of 0.50 shares of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG Energy common stock. Xcel Energy has taken steps to delay or cancel $1.6 billion of planned projects, among other actions. The proposed delays or cancellations were not factored into NRG Energy’s expected capital expenditures as disclosed in NRG Energy’s Form 10-K for the year ended December 31, 2001. As of June 30, 2002, NRG Energy has taken definitive steps to scale back and delay certain construction projects so as to enhance its financial position and improve liquidity in 2002. As a result NRG Energy now expects its capital expenditures, including major maintenance associated with operating assets, to be $1.7 billion in 2002 through 2006.

         NRG Energy’s capital expenditure program is subject to continuing review and modification. Actual expenditures may differ significantly depending upon such factors as the success, timing of and level of involvement in projects under construction.

Acquisition and Construction Program Sources

         NRG Energy has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its projects cash flows, which are typically secured by the plant’s physical assets and equity interests in the project company. Financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the capital requirements of NRG Energy and its subsidiaries. During the six months ended June 30, 2002, NRG Energy has financed its acquisition and construction activities through a combination of both short and long term corporate level and project level financings, cash infusions from Xcel Energy and to a limited extent operating cash flows. NRG Energy believes it will need $1.5 billion during the period 2002 — 2006 to finance its construction activities. For information regarding NRG Energy’s short and long-term financing activities see Item 1 — Notes 3 and 4 to the Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations and Commercial Commitments

         NRG Energy has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure programs. The following is a summarized table of contractual obligations.

	Payments due by period as of June 30, 2002 (In thousands)

			1-3	4-5	After
Contractual Cash Obligations	Total	Short Term	Years	Years	5 years

Long term debt	$8,156,346	$459,158	$274,914	$2,052,963	$5,369,311

Capital lease obligations	557,256	25,031	45,010	45,010	442,205

Operating leases	87,779	10,742	19,111	16,311	41,615

Short term debt	1,020,409	1,020,409	—	—	—

Total contractual cash obligations	$9,821,790	$1,515,340	$339,035	$2,114,284	$5,853,131

	Amount of commitment expiration per period
	As of June 30, 2002 (In thousands)

	Total
	Amounts		1-3	4-5	After
Other Commercial Commitments	Committed	Short Term	Years	Years	5 years

Lines of credit	$2,075,100	$1,000,000	$—	$—	$1,075,100

Stand by letters of credit	179,759	179,759	—	—	—

Guarantees	805,406	210,390	89,803	105,593	399,620

Total commercial commitments	$3,060,265	$1,390,149	$89,803	$105,593	$1,474,720

Other Contingencies

California Liquidity Crisis

         NRG Energy’s California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

         In March 2001, the California Power Exchange (PX) filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, Pacific Gas & Electric Company (PG&E) also filed for bankruptcy under Chapter 11. PG&E’s filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy’s California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California Power Exchange PX’s ability to repay its debt is dependent on the extent to which it receives payments from PG&E and SCE. On December 21, 2001, the California bankruptcy court approved PG&E’s assumption of the Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso’s agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of past due amounts totaling $49.6 million, plus interest. Through June 2002, Crockett received $24.8 million (excluding interest) from PG&E. The net outstanding amount due from PG&E at June 30, 2002 is $28.6 million.

         NRG Energy’s share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $58.2 million as of June 30, 2002 compared to $85.1 million at December 31, 2001. These amounts reflect NRG Energy’s share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributed to cash collections from the California ISO during the first and second quarter of 2002.

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

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146), SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

Derivative Instruments

         The tables below disclose the derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at June 30, 2002 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at June 30, 2002.

Derivative Activity (Gains/(Losses), in thousands)

Fair Value of contracts outstanding at the beginning of the period	$72,236

Contracts realized or otherwise settled during the period	1,942

Fair value of new contract when entered into during the period	5,579

Changes in fair values attributable to changes in valuation techniques	—

Other changes in fair values	29,317

Fair value of contracts outstanding at the end of the period	$109,074

Sources of Fair Value (Gains/(Losses), in thousands)

	Fair Value of Contracts at Period-End

	Maturity	Maturity	Maturity	Maturity	Total
	Less than	1-3	4-5	in excess	Fair
	1 Year	Years	Years	of 5 Years	Value

Prices actively quoted	$30,222	$19,039	$10,000	$22	$59,283

Prices provided by other external sources	—	—	—	—	—

Prices based on models & other valuation methods	54,726	118,291	(28,432)	(94,794)	49,791

	$84,948	$137,330	$(18,432)	$(94,772)	$109,074

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted per General Instruction H(1) (a) and (b) of Form 10-Q.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

New York Environmental Litigation

     In January 2002 the New York Attorney General and the New York Department of Environmental Conservation filed suit in the United States District Court, Western District of New York against, NRG Energy and Niagara Mohawk Power Corporation, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. NRG Energy has filed a motion to dismiss the claims against it which was heard in July 2002. The Court’s ruling on that motion is pending.

     In July 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC. Niagara Mohawk Power Corporation requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against Niagara Mohawk Power Corporation, and the parties have exchanged discovery.

California Litigation

     NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in San Diego, California in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the People of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy’s West Coast Power joint venture with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

     Although the complaints contained a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western Systems States Coordinating Council and otherwise. The complaints alleged that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and intends to vigorously defend these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California were consolidated in the San Diego County Superior Court, and the plaintiffs in these six consolidated civil actions filed a master amended complaint reiterating the allegations contained in their complaints and alleging that defendants’ anti-competitive conduct damaged the general public and class members in an amount in excess of $1.0 billion. Two of the defendants in these actions, Reliant and Duke, subsequently filed cross-complaints naming additional market participants, some of whom removed the actions to federal court. Now pending for hearing in September 2002 are the plaintiffs’ motion to remand the cases to state court and motions by the cross-defendants to dismiss the cases against them.

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

     On March 29, 2002, the Attorney General of California entered into an agreement to toll the statute of limitations for two threatened lawsuits against Xcel Energy, Inc., NRG Energy, Dynegy, Inc., Dynegy Power Marketing, Inc., and certain NRG Energy affiliates. The tolling agreement applies to threatened actions similar to two sets of cases filed in April 2002 by the Attorney General of California; one set, filed in federal court against Mirant and Reliant under Section 7 of the federal Clayton Act and Section 17200 (Unfair Competition Act) of the California Business and Professions Code, alleges that those companies acquired an excessive number of California power plants, which allowed them to illegally exercise market power, limit competition and raise prices. The other set of cases was filed in California state court against Reliant, Mirant, Williams, Powerex and Coral Power, alleging that these power companies made thousands of illegally priced energy sales, in violation of California’s Unfair Competition Act, and seeking penalties of up to $2,500 per violation. The defendants removed these state court actions to federal court and filed motions to dismiss, while the Attorney General filed motions to remand the cases to state court.

     On March 11, 2002, the Attorney General of California filed a state court civil complaint against NRG Energy, certain NRG Energy affiliates, Xcel Energy, Dynegy, Inc. and Dynegy Power Marketing, Inc., alleging antitrust violations in the ancillary services market. The complaint alleges that defendants repeatedly sold electricity-generating capacity to the California ISO for use as a reserve and subsequently, and impermissibly, sold the same capacity into the “spot” market for wholesale power, unlawfully collecting millions of dollars. Similar complaints were filed against other power generators. The plaintiff seeks an injunction against further similar acts by the defendants, and also seeks restitution, disgorgement of all proceeds, including profits, gained from these sales, and certain civil penalties. As in the above-described state court cases by the California Attorney General against other generators, the defendants removed the case to federal court and the Attorney General sought remand to state court. On August 6, 2002, the Federal District Court for the Northern District of California determined that all the cases brought by the Attorney General are properly in federal court, and the Court will soon rule on defendants’ motions to dismiss all the cases.

     In late April, 2002, a class action was instituted in the San Mateo County Superior Court in California against a group of generators, including the West Coast Power affiliates (T&E Pastorino Nursery, and Pastorino & Son Nursery v. Duke Energy Trading and Marketing, LLC, et al.). This case includes claims which mimic those in some of the previous class actions brought against NRG in California, and asserts violation of California Business & Professions Code Section 17200 based on alleged exercise of market power by defendants, violation of ancillary services agreements by various defendants, and market manipulation by defendants by means of their execution with the California Department of Water Resources of long term contracts, allegedly at supracompetitive “market” rates. In Mid-May, 2002, a similar action was instituted against the West Coast Power affiliates in the San Francisco County Superior Court (Century Theatres, Inc. v. Allegheny Energy Supply Company, LLC, et al.).

     On May 15, 2002, a class action lawsuit was filed in the San Mateo County Superior Court, California, by El Super Burrito, Inc. against certain specified electric power generators, including the West Coast Power affiliates, alleging that defendants engaged in unfair, unlawful and deceptive business practices in acquiring electrical generating plants in the State of California, and that such business practices had the purpose and effect of substantially lessening competition and allowing the defendants to exercise market power to withhold capacity and raise prices above competitive levels. On May 21, 2002, two additional class action lawsuits were filed in the San Mateo County Superior Court in California by L&M Karsant Family Ltd. Partnership and Leo’s Day and Night Pharmacy, respectively, against certain specified electric power generators, including the West Coast Power affiliates. The complaints allege that defendants manipulated the supply and price of electricity resulting in rolling blackouts and prices of almost four times the usual cost of electricity.

     On May 24, 2002, a class action was instituted in San Francisco County Superior Court in California against a group of generators, including the West Coast Power affiliates (Bronco Don Holdings, LLP v. Duke Energy Trading and Marketing, LLC, et al.). This case essentially asserts the same claims set forth in the previously reported T&E Pastorino Nursery action, i.e., violation of California Business & Professions Code Section 17200 based on defendants’ alleged withholding of electricity from the market to artificially create a shortage, violation of ancillary services agreements by various defendants, and market manipulation by defendants by means of their execution with the California Department of Water Resources of long term contracts, allegedly at supracompetitive rates. Similarly, in mid-May, 2002, a class action was instituted in San Joaquin County Superior Court in California against energy suppliers, including the same Company affiliates (RDJ Farms, Inc., and Brittalia Ventures v. Allegheny Energy Supply Company, LLC, et al.). This case asserts violations of California Business and Professions Code Sections 16720 and 17200 again based on alleged exercise of market power by defendants, violation of ancillary services agreements by various defendants, and market manipulation by defendants by means of their execution with the California Department of Water Resources of long term contracts, allegedly at supracompetitive rates.

     In mid-July, 2002, a Public Utility District in the State of Washington instituted an action in the United States District Court for the Central District of California against a group of generators and traders, including the Company (Public Utility District No. 1 of Snohomish County v. Dynegy Power Marketing, Inc., et al.). This action seeks injunctive and equitable relief, including restitution and disgorgement with respect to monetary injuries, for violations of California Business & Professions Code Sections 16720 and 17200 for alleged combining by the defendants to restrain the amount of energy available for sale through the California PX and ISO energy markets, conspiring to illegally obtain and trade information relating to energy supply, pricing and demand, and combining to raise the “market clearing bid” for electric energy on the PX wholesale markets, all of which allegedly raised prices for electricity to retail and wholesale consumers in the Pacific Northwest. The Company intends to file motions to dismiss the complaint and strike all damage claims.

     All of the above-referenced state court cases have been removed to various federal courts. The defendants are now seeking to have all these removed cases treated as “related cases” before Judge Walker in San Francisco, and defendants will then seek to have the federal Multidistrict Litigation Panel assign these cases to Judge Whaley, sitting in San Diego.

FERC Investigation

     In May 2002, the FERC issued data requests to all sellers of wholesale electricity and/or ancillary services and natural gas in the United States portion of the Western States Coordinating Council (WSCC) and/or Texas, requesting information in respect of such seller's use of certain trading strategies and transactions. The Company conducted an internal investigation in response to these data requests and filed its responses with the FERC. In the Company’s responses, NRG Energy denied engaging in any such trading activity to generate revenues without economic risk, to increase volume, or any other improper purposes.

Fortistar Capital v. NRG Energy

     In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar’s allegations and asserted numerous counterclaims. In October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar’s claims were dismissed. On May 8, 2002 the parties entered into a binding, conditional settlement of the litigation, pending certain approvals and final agreement on the terms of the settlement. The settlement also encompasses litigation between the parties with respect to Minnesota Methane LLC.

NYDEC Opacity Notice of Violation

     NRG Energy became part of an opacity consent order as a result of acquiring its Huntley, Dunkirk and Oswego plants from Niagara Mohawk. At the time of financial close on these assets, a consent order was being negotiated between Niagara Mohawk and the NYDEC; it required Niagara Mohawk to pay a stipulated penalty for each opacity event at these facilities. On January 14, 2002, the NYDEC issued NRG Energy Notices of Violations (NOV) for opacity events, which had occurred since the time NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego generating stations. The NOVs allege that a total of 7,231 events had occurred where the average opacity during a six-minute block of time had exceeded 20%. The NYDEC proposed a penalty associated with the NOVs at $900,000.

Shareholder Litigation

     In February 2002, individual stockholders of NRG Energy filed nine separate, but similar, class action complaints in the Delaware Court of Chancery against Xcel Energy, NRG Energy and the nine members of NRG Energy’s board of directors. A similar class action lawsuit was filed in a Minnesota state court. Each of the actions challenged the offer and merger, which is discussed in Note 1 to the Financial Statement contained in Part 1, Item 1 of this quarterly report on Form 10-Q, and contained various allegations of wrongdoing on the part of the defendants in connection with the offer and the merger. As of April 3, 2002, counsel for the parties to the consolidated action in the Delaware Court of Chancery and the Minnesota action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on the increase by Xcel Energy of the exchange ratio in the offer and merger to 0.5000.

     Except as described above and in NRG Energy’s 2001 Form 10-K there are no other material legal proceedings pending to which NRG Energy is a party. There are no material legal proceedings to which an officer or director has a material interest adverse to NRG Energy or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG Energy is or would be a party.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.42 Support and Capital Subscription Agreement

(b)	Reports on Form 8-K:

On June 19, 2002, NRG Energy filed a Form 8-K reporting under Item 5 — Other Events.

On June 17, 2002, NRG Energy announced that the Department of Public Utility Control ruled that NRG Energy and Connecticut Light and Power (CL&P) were not entitled to a previously requested rate increase.

On August 1, 2002, NRG Energy filed a Form 8-K reporting under Item 5 — Other Events.

On July 26, 2002, Standard & Poor’s Rating Services announced that it had lowered NRG Energy’s corporate credit ratings. On July 29, 2002, Moody’s Investor Service lowered the senior unsecured debt rating of NRG Energy. NRG Energy also announced that it had reached a tentative agreement with CL&P that would increase compensation to NRG Energy, a supplier of CL&P’s wholesale supply agreement.

Cautionary Statement Regarding Forward Looking Information

         The information presented in this quarterly report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “believes,” and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The Company’s ability to reach agreements with its lenders and creditors to restructure debt and delay the funding of collateral required following the Company’s ratings downgrades by Moody’s and Standard & Poor’s;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	The Company's ability to sell assets in the amounts and on the time table assumed;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Energy has a financial interest;

•	The implementation of the business plan Xcel Energy put in place for NRG Energy following completion of the Xcel Energy exchange offer transaction;

•	General economic conditions including inflation rates and monetary or currency exchange rate fluctuations; the risk of a significant slowdown in growth in the U.S. economy or risk of delay in growth recovery in the U.S. as a consequence of the September 11, 2001 terrorist attacks and other factors;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or credit ratings;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment;

•	Increased competition in the power generation industry;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Factors associated with various investments including conditions of final legal closing, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;

•	Limitations on NRG Energy’s ability to control the development or operation of projects in which the Company has less than 100% interest;

•	The lack of operating history at development projects, the lack of NRG Energy’s operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Energy’s control;

•	The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Energy’s control;

•	Factors challenging the successful integration of projects not previously owned or operated by NRG Energy, including the ability to obtain operating synergies;

•	Factors associated with operating in foreign countries including: delays in permitting and licensing, construction delays and interruption of business, political instability, risk of war, expropriation, nationalization, renegotiation, or nullification of existing contracts, changes in law, and the ability to convert foreign currency into United States dollars;

•	Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could adversely affect the continued deregulation of the electric industry;

•	Other business or investment considerations that may be disclosed from time to time in NRG Energy’s Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy’s Registration Statement No. 333-62958, as amended, and all supplements therein.

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

NRG ENERGY, INC. (Registrant)

/s/ Edward J. McIntyre Edward J. McIntyre Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper Vice President and Controller (Principal Accounting Officer)

Date: August 14, 2002

         Each of the undersigned hereby certifies in his capacity as an officer of NRG Energy, Inc., (“the Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

NRG ENERGY, INC. (Registrant)

/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

/s/ WAYNE H. BRUNETTI Wayne H. Brunetti President and Chief Executive Officer

Date: August 14, 2002