Form 10-Q
period 2002-09-30
NRG ENERGY INC
filed 2002-11-18
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2002	Commission File Number: 001-15891

NRG Energy, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

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

Yes  ☑            No  ☐

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

Yes  ☐           No  ☑

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         As of October 31, 2002, there were 3 shares of Class A common stock and 1 share of Common stock outstanding, all of which were owned by Xcel Energy Wholesale Group Inc.

Index

		Page No.

Part I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes	3

	Consolidated Statement of Operations	3

	Consolidated Balance Sheet	4-5

	Consolidated Statement of Stockholder’s Deficit	6-7

	Consolidated Statement of Cash Flows	8

	Notes to Financial Statements	9-33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 3.	Defaults Upon Senior Securities	47

Item 6.	Exhibits and Reports on Form 8-K	49

	Cautionary Statement Regarding Forward Looking Information	51-52

SIGNATURES		53

CERTIFICATIONS		54-55

Part I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2002	2001	2002	2001

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$729,451	$749,071	$1,859,123	1,855,290

Equity in earnings of unconsolidated affiliates	25,920	111,130	68,916	193,874

Total operating revenues and equity earnings	755,371	860,201	1,928,039	2,049,164

Operating Costs and Expenses

Cost of majority-owned operations	508,986	449,208	1,291,693	1,209,169

Depreciation and amortization	74,530	55,506	207,751	132,834

General, administrative and development	66,799	63,188	176,049	143,107

Write down and losses on equity method investments	117,868	—	122,037	—

Special charges	2,908,551	—	2,964,917	—

Total operating costs and expenses	3,676,734	567,902	4,762,447	1,485,110

Operating (Loss)/Income	(2,921,363)	292,299	(2,834,408)	564,054

Other Income (Expense)

Minority interest in losses/(earnings) of consolidated subsidiaries	26,403	(892)	26,791	(6,886)

Other income, net	8,277	15,101	16,139	25,958

Interest expense, net	(138,392)	(123,450)	(380,606)	(304,085)

Total other expense	(103,712)	(109,241)	(337,676)	(285,013)

Net (Loss)/Income From Continuing Operations Before Income Taxes	(3,025,075)	183,058	(3,172,084)	279,041

Income Tax (Benefit)/Expense	(106,516)	55,562	(161,130)	68,151

Net (Loss)/Income From Continuing Operations	(2,918,559)	127,496	(3,010,954)	210,890

Net (Loss)/Income on Discontinued Operations	(6,755)	14,084	17,825	14,982

Net (Loss)/Income	$(2,925,314)	$141,580	$(2,993,129)	$225,872

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
(In thousands)	2002	2001

Assets

Current Assets

Cash and cash equivalents	$347,654	$122,153

Restricted cash	208,277	143,009

Accounts receivable — trade, less allowance for doubtful accounts of $26,033 and $22,962	349,952	245,441

Accounts receivable — affiliates	8,503	1,571

Income tax receivable	2,758	29,894

Inventory	262,225	324,465

Current portion of notes receivable	3,000	737

Derivative instruments — at market	71,639	54,934

Prepayments and other current assets	119,869	67,873

Current assets held for sale	192,135	180,413

Total current assets	1,566,012	1,170,490

Property, Plant and Equipment, at Original Cost

In service	7,162,125	6,401,413

Under construction	595,218	2,942,979

Total property, plant and equipment	7,757,343	9,344,392

Less accumulated depreciation	(584,992)	(458,533)

Net property, plant and equipment	7,172,351	8,885,859

Other Assets

Equity investments in affiliates	1,023,632	1,050,510

Notes receivable	606,527	573,454

Notes receivable — affiliates	201,268	202,411

Intangible assets, net of accumulated amortization of $22,941 and $20,860	83,323	84,170

Debt issuance costs, net of accumulated amortization of $26,624 and $17,250	159,652	107,661

Derivative instruments — at market	255,415	179,605

Other assets, net of accumulated amortization of $3,919 and $2,979	55,383	39,307

Non-current assets held for sale	550,888	584,211

Total other assets	2,936,088	2,821,329

Total Assets	$11,674,451	$12,877,678

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
(In thousands)	2002	2001

Liabilities and Stockholder’s Deficit

Current Liabilities

Current portion of long-term debt	6,989,468	$237,282

Revolving line of credit	1,000,000	170,000

Revolving line of credit, non-recourse debt	—	40,000

Project-level, non-recourse debt	14,871	22,156

Corporate level, recourse debt	—	600,000

Accounts payable	576,463	288,897

Accrued property, sales and other taxes	20,319	14,585

Accrued salaries, benefits and related costs	11,776	38,913

Accrued interest	167,542	95,010

Derivative instruments — at market	38,066	21,910

Other current liabilities	119,547	94,174

Current liabilities held for sale	296,929	310,810

Total current liabilities	9,234,981	1,933,737

Other Liabilities

Project-level, long-term, non-recourse debt	1,659,396	4,643,334

Corporate level, long-term, recourse debt	—	2,972,400

Deferred income taxes	249,500	427,040

Postretirement and other benefit obligations	71,523	75,455

Derivative instruments — at market	104,786	36,389

Other long-term obligations and deferred income	217,515	222,468

Minority interest	30,822	49,978

Non-current liabilities held for sale	240,895	279,748

Total liabilities	11,809,418	10,640,549

Commitments and Contingencies

Stockholder’s Deficit

Class A — common stock; $.01 par value; 100 shares authorized; 3 shares at September 30, 2002 and 147,604,500 shares at December 31, 2001 issued and outstanding	—	1,476

Common stock; $.01 par value; 100 shares authorized; 1 share at September 30, 2002 and 50,939,875 shares at December 31, 2001 issued and outstanding	—	509

Additional paid-in capital	2,227,692	1,713,984

Retained (deficit)/earnings	(2,357,780)	635,349

Accumulated other comprehensive loss	(4,879)	(114,189)

Total stockholder’s (deficit)/equity	(134,967)	2,237,129

Total Liabilities and Stockholder’s Deficit	$11,674,451	$12,877,678

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Deficit
For the Three Months Ended September 30, 2002 and September 30, 2001
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder's
(In thousands)	Stock	Shares	Stock	Shares	Capital	Deficit	Income (Loss)	Deficit

Balances at June 30, 2001	$1,476	147,605	$509	50,928	$1,714,001	$454,437	$(120,927)	$2,049,496

Net Income						141,580		141,580

Foreign currency translation adjustments							14,655	14,655

Deferred unrealized losses on derivatives, net							(32,678)	(32,678)

Comprehensive income								123,557

Issuance of common stock				3	151			151

Balances at September 30, 2001	$1,476	147,605	$509	50,931	$1,714,152	$596,017	$(138,950)	$2,173,204

Balances at June 30, 2002	$—	—	$—	—	$2,227,692	$567,534	$(9,306)	$2,785,920

Net Loss						(2,925,314)		(2,925,314)

Foreign currency translation adjustments and other							(34,598)	(34,598)

Deferred unrealized gain on derivatives, net							39,025	39,025

Comprehensive loss								(2,920,887)

Balances at September 30, 2002	$—	—	$—	—	$2,227,692	$(2,357,780)	$(4,879)	$(134,967)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Deficit
For the Nine Months Ended September 30, 2002 and September 30, 2001
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder's
(In thousands)	Stock	Shares	Stock	Shares	Capital	Deficit	Income (Loss)	Deficit

Balances at December 31, 2000	$1,476	147,605	$324	32,396	$1,233,833	$370,145	$(143,690)	$1,462,088

Net Income						225,872		225,872

Foreign currency translation adjustments							(31,123)	(31,123)

Cumulative effect of adopting SFAS No. 133							(22,631)	(22,631)

Deferred unrealized loss on derivatives, net							58,494	58,494

Comprehensive income								230,612

Issuance of corporate units					4,080			4,080

Issuance of common stock, net			185	18,535	476,239			476,424

Balances at September 30, 2001	$1,476	147,605	$509	50,931	$1,714,152	$596,017	$(138,950)	$2,173,204

Balances at December 31, 2001	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129

Net Loss						(2,993,129)		(2,993,129)

Foreign currency translation adjustments and other							53,304	53,304

Deferred unrealized gains on derivatives, net							56,006	56,006

Comprehensive loss								(2,883,819)

Contribution from parent					502,874			502,874

Issuance of common stock, Net			6	591	8,843			8,849

Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at September 30, 2002	$—	—	$—	—	$2,227,692	$(2,357,780)	$(4,879)	$(134,967)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2002	2001

Cash Flows from Operating Activities

Net (loss)/income	$(2,993,129)	$225,872

Adjustments to reconcile net (loss) income to net cash provided by operating activities

Undistributed equity in earnings of unconsolidated affiliates	(15,344)	(160,464)

Depreciation and amortization	207,751	142,401

Deferred income taxes	(186,300)	33,142

Minority interest	(26,791)	8,038

Unrealized loss on energy contracts	13,866	17,786

Project write downs	122,037	2,274

Asset impairments	2,964,917	—

Amortization of deferred financing costs	20,463	6,506

Amortization of assumed out-of-market power contracts	(34,949)	(39,797)

Loss on sale of discontinued operations	17,099	—

Cash provided (used) by changes in certain working capital items, net of acquisition effects

Accounts receivable	(96,779)	65,867

Accounts receivable — affiliates	(8,478)	(42,609)

Accrued income taxes	24,510	51,801

Inventory	64,965	(63,973)

Prepayments and other current assets	(50,280)	(34,244)

Accounts payable	281,102	23,547

Accounts payable — affiliates	—	(17,576)

Accrued property, sales and other taxes	4,708	13,966

Accrued salaries, benefits and related costs	(32,257)	(6,372)

Accrued interest	75,266	57,605

Other current liabilities	24,041	(16,191)

Assets and liabilities held for sale	24,498	—

Cash used by changes in other assets and liabilities	10,920	35,115

Net Cash Provided by Operating Activities	411,836	302,694

Cash Flows from Investing Activities

Acquisitions, net of liabilities assumed	—	(2,543,220)

Proceeds from sale of investments	29,313	4,063

Investments in equity method investments and projects	(35,402)	(74,665)

Increase in notes receivable (net)	(34,221)	(103,886)

Capital expenditures	(1,391,019)	(1,345,830)

Increase in restricted cash	(65,316)	(124,528)

Net Cash Used by Investing Activities	(1,496,645)	(4,188,066)

Cash Flows from Financing Activities

Proceeds from issuance of stock, net	4,065	475,528

Net borrowings under line of credit agreements	790,000	187,000

Proceeds from issuance of corporate units	—	4,080

Proceeds from issuance of long-term debt	1,096,053	2,731,005

Proceeds from issuance of short-term debt	—	1,335,700

Capital contributions from parent	500,000	—

Principal payments on short and long-term debt	(1,111,621)	(762,373)

Net Cash Provided by Financing Activities	1,278,497	3,970,940

Effect of Exchange Rate Changes on Cash and Cash Equivalents	31,813	8,173

Net Increase in Cash and Cash Equivalents	225,501	93,741

Cash and Cash Equivalents at Beginning of Period	122,153	95,243

Cash and Cash Equivalents at End of Period	347,654	188,984

See notes to consolidated financial statements.

NRG Energy, Inc.
NOTES TO FINANCIAL STATEMENTS

         NRG Energy, Inc. (NRG Energy or the Company), a wholly owned subsidiary of Xcel Energy Inc., is primarily engaged in the ownership and operation of non-utility power generation facilities and the sale of energy, capacity and related products. NRG Energy’s focus is on the ownership and operation of regional portfolios of domestic generation assets diversified by dispatch and fuel type. This regional portfolio structure allows NRG Energy to coordinate the operations of its assets to take advantage of regional opportunities, and reduce risks related to plant outages, whether planned or unplanned. In the near-term, NRG Energy is engaged in an asset sale program to divest certain of its international and domestic assets to reduce debt and focus on its business strategy and is engaged in restructuring talks with its lenders. See Note 1 for additional discussion regarding NRG Energy’s restructuring plan. It is not currently NRG Energy’s strategy to sell assets or investments at less than their carrying values, unless it is forced to do so by its creditors through a bankruptcy proceeding.

         The accompanying financial statements have been prepared assuming that NRG Energy will continue as a going concern. NRG Energy is experiencing credit and liquidity constraints in 2002 that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by NRG Energy are set forth in Note 2 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of September 30, 2002 and December 31, 2001, the results of its operations and stockholder’s deficit for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

         Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on results of operations or total stockholder’s deficit as previously reported.

1.	Recent Developments

         In December 2001, Moody’s Investor Service (Moody’s) placed NRG Energy’s long-term senior unsecured debt rating on review for possible downgrade. In response to this threat to NRG Energy’s investment grade rating, on February 17, 2002, Xcel Energy announced a financial improvement plan for NRG Energy, which included an initial step of acquiring 100% of NRG Energy through a tender offer to exchange all of the outstanding shares of NRG Energy common stock for Xcel Energy common shares. In addition, the plan included financial support to NRG Energy from Xcel Energy; marketing certain NRG Energy generating assets for possible sale; canceling and deferring capital spending for NRG Energy projects; and combining certain of NRG Energy’s functions with Xcel Energy’s system and organization. On June 3, 2002, Xcel Energy completed its exchange offer for the 26% of NRG Energy’s shares that had been previously publicly held. Xcel Energy offered NRG Energy shareholders 0.50 shares of Xcel Energy common stock for each outstanding share of NRG Energy common stock, representing a $650 million purchase price. During 2002, Xcel Energy provided NRG Energy with $500 million of cash infusions. Throughout this period of time, Xcel Energy was in discussions with credit agencies and believed that its actions would be sufficient to avoid a downgrade of NRG Energy’s credit rating.

         However, even with NRG Energy’s efforts to avoid a downgrade, unexpectedly on July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating below investment grade. Over the next few months NRG senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds, were downgraded multiple times. After NRG Energy failed to make the payment obligations due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P lowered their ratings on NRG Energy’s unsecured bonds once again. Currently, unsecured bond obligations carry a rating of between CCC and D, depending on both the specific debt issue and the rating agency rating system.

         Many of the corporate guarantees and commitments of NRG Energy and its subsidiaries require that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26 and July 29, NRG Energy estimated that it would be required to post collateral ranging from $1.1 billion to $1.3 billion. Although the credit rating downgrades were not expected to occur, NRG Energy believed that it could meet the collateral requirements that would result from such an occurrence with available cash, operating cash flows, equity contributions from Xcel Energy, proceeds from asset sales and the issuance of bonds into the capital markets or as a private placement.

         On August 19, 2002, NRG Energy executed a Collateral Call Extension Letter (CCEL) with various secured project lender groups in which the banks agreed to extend until September 13, 2002, the deadline by which NRG Energy was to post its approximately $1.0 billion of cash collateral in connection with certain bank loan agreements.

         Subsequently, and effective as of September 13, 2002, NRG Energy and these various secured project lenders entered into a Second Collateral Call Extension Letter (Second CCEL) that extended until November 15, 2002, the deadline for NRG Energy to post such collateral. Under the Second CCEL, NRG Energy agreed to submit to the lenders a comprehensive restructuring plan. NRG Energy submitted this plan on November 4, 2002 and is working with the lenders on an overall restructuring of its debt (see further discussion below). The extension agreements did not, however, waive other events of default, including failure to make principal and/or interest payments when due or failure to comply with financial covenants. Nor did the extension agreements waive the rights of the bank groups or bondholders to pursue any rights and remedies in respect of such other defaults. The November 15, 2002, deadline of the second CCEL has passed and NRG Energy has not posted the required collateral. Because NRG Energy has failed to make principal and interest payments when due, and is in breach of other covenants in various financing agreements, NRG Energy is in default of various debt instruments. By reason of these defaults, the lenders are able, if they so choose, to seek to enforce their remedies, which would likely lead to a bankruptcy filing by NRG Energy.

         Starting in August 2002, NRG Energy engaged in the preparation of a comprehensive business plan and forecast. The business plan detailed the strategic merits and financial value of NRG Energy’s projects and operations. It also anticipates that NRG Energy will function independently from Xcel Energy and thus all plans and efforts to combine certain functions of the companies were terminated. NRG Energy utilized independent electric revenue forecasts from an outside energy markets consulting firm to develop forecasted cash flow information included in the business plan. Management concluded that the forecasted free cash flow available to NRG Energy after servicing project-level obligations will be insufficient to service recourse debt obligations. Based on this information and in consultation with Xcel Energy and its financial advisor, NRG Energy prepared and submitted a restructuring plan on November 4, 2002 to various lenders, bondholders and other creditor groups (collectively, “NRG Energy’s Creditors”) of NRG Energy and its subsidiaries. The restructuring plan is expected to serve as a basis for negotiations with NRG Energy’s Creditors in a financially-restructured NRG Energy and, among other things, proposes (i) holders of secured (project-level) debt would either (a) have their debt reinstated with agreed modifications or (b) receive the collateral securing such debt and a claim or claims to the extent such debt is under-secured; (ii) holders of unsecured debt, holders of secured recourse claims against NRG Energy, and holders of other general unsecured claims against NRG Energy would receive a pro rata share of (a) an aggregate of $500 million of junior secured debt of reorganized NRG Energy and (b) 95% of the common equity of reorganized NRG Energy; and (iii) holders of project-level general unsecured claims that are non-recourse to NRG Energy would receive a pro rata share of the remaining 5% of the common equity of a reorganized NRG Energy.

         On November 6, 2002, lenders to NRG Energy accelerated approximately $1.1 billion of NRG Energy’s debt under a construction revolver financing facility, rendering the debt immediately due and payable. This action terminated the Second CCEL in effect between NRG Energy and its major lenders. The extension letter was previously scheduled to expire November 15, 2002. Based on discussions with the construction revolver lenders it is NRG Energy’s understanding that the administrative agent, Credit Suisse First Boston, issued the acceleration notice to preserve certain rights under the construction revolver financing agreements. NRG Energy believes that the administrative agent intends to forbear in the immediate exercise of any rights and remedies against the Company.

         The restructuring plan also includes a proposal by Xcel Energy that in return for a release of any and all claims against Xcel Energy, upon consummation of the restructuring, Xcel Energy would pay $300 million to NRG Energy and surrender its equity ownership of NRG Energy. The plan does not contemplate any sharing by Xcel Energy with NRG Energy’s Creditors of any benefits Xcel Energy might receive in connection with the tax matters described below.

         If an agreement were reached with NRG Energy’s Creditors on a restructuring plan, it would most likely lead to NRG Energy commencing a Chapter 11 bankruptcy case and immediately seeking approval of a prenegotiated plan of reorganization. The absence of an agreement will increase the possibility of NRG Energy seeking protection under the bankruptcy laws.

         Throughout the restructuring process, NRG Energy seeks to operate the business in a manner that management believes will offer to creditors similar protection as would be offered by a bankruptcy court. NRG Energy attempts to preserve the enterprise value of the business and to treat creditors within each creditor class without preference, unless otherwise agreed to by advisors to all potentially affected creditors. By operating the Company within this framework, NRG Energy desires to mitigate the risk that creditors will pursue involuntary bankruptcy proceedings against NRG Energy or its material subsidiaries.

         Following the acquisition of 100% ownership of NRG Energy in June 2002, Xcel Energy has been operating under the following assumptions related to income tax attributes assignable to NRG Energy: (a) NRG Energy is a going concern; (b) Xcel Energy retains a controlling interest in NRG Energy; and (c) NRG Energy will rejoin Xcel Energy’s consolidated group for federal income tax purposes effective June 2002 and will again become a party to Xcel Energy’s Tax Allocation Agreement. To date, no formal election has been made by Xcel Energy to reconsolidate NRG Energy for federal income tax purposes. Consistent with the foregoing assumptions, Xcel Energy included NRG Energy in its third quarter 2002 estimated income tax payment calculation as if it were included in Xcel Energy’s consolidated federal income tax group for 2002. In addition, Xcel Energy made a cash payment of $24 million (recorded as a reduction to Accounts Receivable – Affiliate at September 30, 2002) to NRG Energy in September 2002 for tax benefits expected to be provided by NRG Energy to the Xcel Energy consolidated tax group for the period from and after the acquisition of 100% ownership of NRG Energy in June 2002. Based on changed circumstances subsequent to September 30, 2002, it is likely (though not certain) that Xcel Energy will eventually decide not to consolidate NRG Energy for income tax purposes for 2002 when Xcel Energy files its consolidated income tax returns in 2003. Xcel Energy’s decision in this regard will turn on a variety of factors, including the outcome of ongoing negotiations with NRG Energy’s Creditors. If Xcel Energy does not consolidate NRG Energy into its 2002 federal income tax return, such action may be contested by NRG Energy’s Creditors.

         As a result of management’s expectation that NRG Energy would not be reconsolidated into the Xcel Energy’s 2002 tax return, NRG Energy has recorded its provision for the three and nine months ended September 30, 2002, as if it is a stand-alone tax paying filer for the 2002 tax period. For additional information, see Note 6.

         Pending the resolution of NRG Energy credit and liquidity contingencies, and the timing of possible asset sales, a portion of NRG Energy’s long-term debt has been classified as a current liability on the accompanying balance sheets due to the possibility of the lenders having the ability to call such debt within twelve months of the balance sheet date. As of September 30, 2002, NRG Energy has reclassified $3.7 billion of project level non-recourse debt from long term to current and $3.0 billion of corporate level recourse debt from long-term to current. The remaining amount of $1.6 billion of long-term project level debt primarily relates to international and domestic project level long term debt and capital lease obligations. These debt obligations have not been reclassified because there are no default conditions at these projects and it is not likely that any will exist within the near term.

         The credit rating downgrades, defaults under certain agreements, increased collateral requirements, the special charges described in Note 5, creditor’s actions and reduced liquidity that have occurred during the quarter ended September 30, 2002 have created substantial doubt as to NRG Energy’s ability to continue as a going concern. The absence of a restructuring agreement will increase the possibility of NRG Energy seeking protection under the bankruptcy laws.

Acquisitions and Divestitures

Conectiv – In April 2002, NRG Energy terminated its purchase agreement with a subsidiary of Conectiv to acquire 794 MW of generating capacity and other assets, including an additional 66 MW of the Conemaugh Generating Station and an additional 42 MW of the Keystone Generating Station. The purchase price for these assets was approximately $230 million. No incremental costs were incurred by NRG Energy related to the termination of this agreement.

FirstEnergy Assets — In November 2001, NRG Energy signed purchase agreements to acquire or lease a portfolio of generating assets from FirstEnergy Corporation. Under the terms of the agreements, NRG Energy agreed to pay approximately $1.6 billion for four primarily coal-fueled generating stations.

         On July 2, 2002, the Federal Energy Regulatory Commission (FERC) issued an order approving the transfer of FirstEnergy generating assets to NRG Energy; however, the FERC conditioned the approval on NRG Energy’s assumption of FirstEnergy’s obligations under a separate agreement between FirstEnergy and the City of Cleveland. These conditions required FirstEnergy to protect the City of Cleveland in the event the generating assets are taken out of service. On July 16, 2002, FERC clarified that the condition would require NRG Energy to provide notice to the City of Cleveland and FirstEnergy if the generating assets were taken out of service and that other obligations remain with FirstEnergy.

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

LSP Pike Energy, LLC - In August 2002, The Shaw Group (Shaw) and NRG Energy tentatively entered into an agreement to transfer NRG Energy’s interest in the assets in LSP Pike Energy, LLC (Pike) to Shaw. Pike is a 1,200-megawatt combined cycle gas turbine plant under construction in Mississippi, which is approximately one-third completed. The agreement was subject to approval by the NRG board of directors and lenders. Pike, NRG Energy and the Pike project lenders have not approved the agreement and are not expected to in the near term.

         On October 17, 2002, Shaw filed an involuntary petition for liquidation of Pike under Chapter 7 of the U.S. Bankruptcy Code. Shaw also filed suit against Xcel Energy, NRG Energy, certain NRG Energy subsidiaries, and two executive officers of the Company. The suit seeks recovery of approximately $130 million as a result of what Shaw alleges are multiple breaches of contract and asserts that the corporate veils between Xcel Energy, NRG Energy and Pike should be ignored. Defendants expect to challenge the allegations vigorously and believe Shaw’s claims regarding the Pike project do not give Shaw any recourse against NRG Energy, Xcel Energy or any individuals. The carrying value of Pike’s assets have been reduced substantially as a result of the asset impairments. See discussion in Note 5.

Discontinued Operations and Assets Held for Sale – See Note 2 for discussion of other divestitures that are reported as discontinued operations or assets held for sale as of September 30, 2002.

2.	Discontinued Operations and Assets and Investments Held for Sale

         Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NRG Energy has classified and is accounting for certain of its assets as held-for-sale at September 30, 2002. SFAS No. 144 requires that assets held for sale be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions NRG Energy’s management considered cash flow analyses, bids and offers related to those assets and businesses. As a result, NRG Energy recorded estimated losses on assets held for sale of $7.4 million and $17.1 million for the quarter and nine months ended September 30, 2002, respectively. This amount is included in Loss from discontinued operations in the accompanying Statement of Operations. In accordance with the provisions of SFAS No. 144, assets held for sale will not be depreciated commencing with its classification as such.

Discontinued Operations

         NRG Energy has agreed to sell certain assets and has entered into purchase and sale agreements. As of September 30, 2002, three international projects (Bulo Bulo, Csepel and Entrade) and one domestic project (Crockett Cogeneration) had been classified as held-for-sale. The assets and liabilities of these four projects have been reclassified to the held-for-sale category on the balance sheet and meet the requirements of SFAS No. 144, for discontinued operations reporting. Accordingly, operating results and estimated losses on disposal of these four projects have been reclassified to discontinued operations.

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
(In thousands)	2002	2001	2002	2001

Operating revenues	$121,976	$103,100	$373,080	$280,203

Operating & other expenses	121,308	87,247	338,158	263,416

Estimated loss on disposal	(7,423)	—	(17,097)	—

Income (loss) before taxes	(6,755)	15,853	17,825	16,787

Income taxes (benefit)	—	1,769	—	1,805

Net income (loss) from discontinued operations	$(6,755)	$14,084	$17,825	$14,982

Bulo Bulo – In June 2002, NRG Energy began negotiations to sell its 60% interest in Compania Electrica Central Bulo Bulo S.A. (Bulo Bulo), a Bolivian corporation. During the second quarter of 2002, NRG Energy classified the Bulo Bulo project as held-for-sale and recognized an estimated loss on disposal of approximately $9.7 million in discontinued operations. The transaction is expected to reach financial close in the fourth quarter of 2002. NRG Energy accounted for the results of operations of Bulo Bulo as part of its power generation segment within the Other Americas region.

Crockett Cogeneration Project – In September 2002, NRG Energy announced that it had reached an agreement to sell its 57.7% interest in the Crockett Cogeneration Project, a 240 MW natural gas fueled cogeneration plant near San Francisco, California, to an undisclosed buyer. NRG Energy will realize net cash proceeds of approximately $70 million and will reduce balance sheet debt and credit obligations by approximately $240 million. Crockett has been classified as held-for-sale and an estimated loss on disposal of approximately $7.4 million has been included in discontinued operations for the quarter ended September 30, 2002. NRG Energy accounted for the results of operations of Crockett Cogeneration as part of its power generation segment within North America.

Hungarian and Czech Assets – In September 2002, NRG Energy announced that it had reached agreement to sell its Csepel power generating facilities, its 44.5% interest in the ECKG power station and its interest in Entrade, an electricity trading business, to Atel, an independent energy group headquartered in Switzerland. These businesses have been accounted for as discontinued operations. NRG Energy will realize net cash proceeds of approximately $193 million from the sale. The transaction, which requires approval by competition authorities, is expected to close before year-end and will result in a gain, net of transaction fees of approximately $24 million, which will be recorded when the transaction closes. NRG Energy accounted for the results of operations of Csepel, ECKG and Entrade as part of its power generation segment within Europe.

         Located on Csepel Island in Budapest, Hungary, Csepel I is a 116 MW thermal plant and Csepel II is a 389 MW gas turbine power generating station. ECKG, a 343 MW coal and gas-fueled power station and a 173 MW thermal plant is located in Kladno, Czech Republic. Based in Prague Czech Republic, Entrade markets and trades electricity in Central and Eastern Europe.

Equity Investments Held for Sale

         As of September 30, 2002, five equity investment projects (Collinsville, ECKG, Energy Development Limited, SRW Cogeneration and Mt. Poso) have been approved by the NRG Board of Directors as held for sale with the Company entering into sale agreements for all investments. In the accompanying financial statements, the operating results of these projects are classified in revenue as Equity in earnings from unconsolidated investments, and write-downs of the carrying amount of the investments and losses on disposal have been classified and reported as a component of Write-downs and losses of equity method investments. During the third quarter of 2002, NRG Energy recorded write-downs and losses on disposal of $117.9 million of equity investments.

Energy Development Limited — On July 25, 2002, NRG Energy announced it had completed the sale of its ownership interests in an Australian energy company, Energy Development Limited (EDL). EDL is a listed Australian energy company engaged in the development and management of an international portfolio of projects with a particular focus on renewable and waste fuels. In October 2002, NRG Energy received proceeds of $78.5 million (AUS), or approximately $43.9 million (U.S.), in exchange for its ownership interest in EDL with the closing of the transaction. During the second quarter of 2002, NRG Energy recorded a write-down of the investment of approximately $14.3 million to write down the carrying value of its equity investment due to the pending sale. NRG Energy accounted for the results of operations of its investment in EDL as part of its power generation segment within the Asia Pacific region.

Collinsville Power Station – In August 2002, NRG Energy announced that it had entered into an agreement for the sale of its 50% interest in the 192 MW Collinsville Power Station in Australia, to its partner, a subsidiary of Transfield Services Limited for $8.6 million (AUS), or approximately $4.8 million (USD). NRG Energy recorded a charge of approximately $4.1 million (USD) during the second quarter of 2002 to write down the carrying value of its equity investment due to the pending sale. NRG Energy accounted for the results of operations of its investment in Collinsville Power Station as part of its power generation segment within the Asia Pacific region.

ECKG – In September 2002, NRG Energy announced that it had reached agreement to sell its 44.5% interest in the ECKG power station in connection with its Csepel power generating facilities, and its interest in Entrade, an electricity trading business, to Atel, an independent energy group headquartered in Switzerland. The transaction, which requires approval by competition authorities, is expected to close before year-end and will result in a gain, net of transaction fees. NRG Energy accounted for the results of operations of its investment in ECKG as part of its power generation segment within Europe.

Sabine River – In September 2002, NRG Energy agreed to transfer its indirect 50% interest in SRW Cogeneration LP (SRW) to its partner in SRW, Conoco, Inc. in consideration for Conoco’s agreement to terminate or assume all of the obligations of NRG Energy in relation to SRW. SRW owns a cogeneration facility in Orange County, Texas. NRG Energy recorded a charge of approximately $49 million during the quarter ended September 30, 2002 to write down the carrying value of its investment due to the pending sale. The sale closed on November 5, 2002. NRG Energy accounted for the results of operations of its investment in SRW as part of its power generation segment within North America.

Mt. Poso – In September 2002, NRG Energy agreed to sell its 39.5% indirect partnership interest in the Mt. Poso Cogeneration Company, a California limited partnership (Mt. Poso) for approximately $10 million. Mt. Poso owns a 49.5 MW coal-fired cogeneration power plant and thermally enhanced oil recovery facility located 20 miles north of Bakersfield, California, to Red Hawk Energy, LLC. NRG Energy recorded a charge of approximately $400,000 during the quarter ended September 30, 2002 to write down the carrying value of its investment due to the pending sale. This sale is expected to close in November 2002. NRG Energy accounted for the results of operations of its investment in Mt. Poso as part of its power generation segment within North

America.

Loy Yang — The Loy Yang project is an equity method investment, not subject to SFAS No. 144 impairment provisions. In the second quarter of 2002, NRG Energy began marketing this investment for sale with the condition that it would only sell the investment if it could recover its current carrying value. Based on market appraisals and bids received in the second and third quarters, it was determined in the third quarter of 2002 that there has been a decline in Loy Yang’s fair value that is considered by the Company to be other than temporary. Accordingly, an impairment charge has been recognized at September 30, 2002 of approximately $54 million. Since the Company has not received an offer to recover its carrying amount, NRG Energy will continue to hold its investment as long as it has the capability to do so. However, if NRG Energy had elected to sell this investment as of September 30, 2002, it would be required under generally accepted accounting principles to recognize any foreign currency adjustments recorded as a component of accumulated other comprehensive income into income rather than as a component of equity. As of September 30, 2002, foreign currency adjustments of $89 million were deferred in OCI that would be recognized as a loss if the Company had elected to sell this investment.

3.	Severance and Other Charges

         During the second and third quarter of 2002, NRG Energy recorded severance charges of $26.2 million including a non-cash charge of approximately $2.5 million that is related to the accelerated vesting of stock options held by severed executives. Through September 30, 2002, severance costs have been recognized for only those employees who have been terminated as of that date and $18.8 million remains accrued. Approximately $2.5 million of the accrual is reported in the September 30, 2002 balance sheet as part of other long-term obligations, the remaining amount is recorded as accrued salary, benefits and related costs. Similar charges are expected to be expensed in the future, as further actions are taken, but are not determinable at this time.

         The following table summarizes the activity related to accrued severance costs for the nine months ended September 30, 2002:

(In thousands)	Severance Costs

Balance at December 31, 2001	$—

Accruals	18,012

Payments	(183)

Balance at June 30, 2002	17,829

Accruals	5,657

Payments	(4,676)

Balance at September 30, 2002	$18,810

         In addition to severance costs, NRG Energy has incurred other costs in the third quarter of 2002, totaling $12.5 million, for financial advisors, legal advisors and consultants.

4.	NEO Project Charges

         During the second quarter of 2002, NRG Energy expensed a pre-tax charge of $36 million related to its NEO Corporation landfill gas operations. The charge was related largely to asset impairments based on a revised project outlook. It also reflects the accrued impact of a dispute settlement with Fortistar, a partner with NEO in the landfill gas operations. The charge of $36 million is included as a component of the Special charges line of the accompanying Statement of Operations for the nine months ended September 30, 2002.

5.	Special Charges

Special charges included in Operating Expenses include the following:

	3 Months Ended		9 Months Ended

(In millions)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Asset Impairments	$2,891	$—	$2,891	$—

Severance, NEO and other charges (see Notes 3 and 4)	18		74

Total Special Charges	$2,909	$—	$2,965	$—

         During the third quarter of 2002, NRG Energy experienced credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity. At September 30, 2002, NRG Energy applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to its construction and operational projects. As of September 30, 2002, NRG Energy completed an analysis as of the recoverability of the asset carrying values of its projects factoring in the probability weighting of different courses of action available to NRG Energy given its financial position and liquidity constraints significantly affected by NRG Energy’s credit rating downgrade at the end of July 2002. This approach was applied consistently to asset groups with similar uncertainties and cash flow streams. As a result, NRG Energy determined that many of its construction projects and its operational projects became impaired during the third quarter of 2002 and should be written down to fair market value. In applying those provisions NRG Energy management considered cash flow analyses, bids and offers related to those projects. The impairments of several of NRG Energy assets were recognized as Special Charges in the third quarter of 2002 consolidated statement of operations, as follows:

(In millions)
Projects Under Construction or
Development	Project Status	Pre-tax Charge	Fair Value Basis

Nelson	Terminated	$620	Similar asset prices

Pike	Terminated in bankruptcy	529	Similar asset prices

Bourbonnais	Terminated	270	Similar asset prices

Meriden	Terminated	180	Similar asset prices

Brazos Valley Kendall, Batesville & other expansion projects	Foreclosure in process Terminated	103 147	Projected cash flows Similar asset prices

Langage (UK)	Terminated	44	Estimated market price

Turbines & other costs	Equipment being sold	309	Similar asset prices

Subtotal		$2,202

Operating projects

Killingholme (UK)	Foreclosure in process	$478	Projected cash flows

Audrain	Operating at a loss	66	Projected cash flows

Hsin Yu (Taiwan)	Funding discontinued; Operating at a loss	122	Projected cash flows

Other	Operating at a loss	23	Projected cash flows

Subtotal		$689

Total Impairment Charges		$2,891

         All of these impairment charges relate to assets considered held for use under SFAS No. 144. Fair values determined by similar asset prices reflect NRG Energy’s current estimate of recoverability from expected marketing of project assets. Fair values determined by estimated market price represents a market bid or appraisal received that NRG Energy believes is best reflective of value. For fair values determined by projected cash flows, the fair value represents a discounted cash flow amount over the remaining life of each project that reflects project-specific assumptions for long-term power pool prices, escalated future project operating costs, and expected plant operation given assumed market conditions.

         Additional asset impairments may be recorded by NRG Energy in periods subsequent to September 30, 2002, given the changing business conditions and the resolution of the pending restructuring plan. Management is unable to determine the possible magnitude of any additional asset impairments, but it could be material.

6.	Income Taxes

         As discussed in Note 1, prior to reporting third quarter results for 2002, the likely tax filing status of NRG for 2002 has changed from being included as part of Xcel Energy’s consolidated federal income tax group to filing on a stand-alone basis. On a stand-alone basis, NRG Energy does not have the ability to recognize all tax benefits that may ultimately accrue from losses occurring in 2002. Consequently, current income taxes have been recorded only for refunds actually expected from filing amended returns to carry back 2002 losses to earlier periods, and deferred tax benefits have been recorded only to the extent a tax valuation allowance was not considered necessary.

         NRG Energy’s current income tax benefit recognized for the third quarter and nine months ended Sept. 30, 2002 does not include the impact of net pretax operating loss carryforwards of $1.094 billion. In addition, NRG Energy’s deferred tax benefit recognized for the third quarter and nine months ended September 30, 2002 is net of a valuation allowance of $402.7 million.

         The commencement of a loss carryforward position for NRG Energy in the third quarter of 2002 limits the availability of energy tax credits to NRG Energy in 2002, and such credits cannot be carried forward. Accordingly, in third quarter NRG reversed $23 million of 2002 energy tax credits that had previously been recorded through June 30, 2002.

7.	Summarized Income Statement Information of Affiliates

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

West Coast Power LLC Summarized Financial Information

         The following table summarizes financial information for West Coast Power LLC, including interests owned by NRG Energy and other parties for the periods shown below:

Results of Operations

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2002	2001	2002	2001

Operating revenues	$288	$467	$688	$1,398

Operating income	23	181	105	339

Net income (pre-tax)	24	174	98	314

Financial Position

	September 30,	December 31,
(In millions)	2002	2001

Current assets	$580	$401

Other assets	516	659

Total assets	$1,096	$1,060

Current liabilities	$375	$138

Other liabilities	—	269

Equity	721	653

Total liabilities and equity	$1,096	$1,060

8.	Short Term Debt and Long Term Debt

         In March 2002, NRG Energy’s $500 million recourse revolving credit facility matured and was replaced with a $1.0 billion 364-day revolving line of credit, which terminates on March 7, 2003. The facility is unsecured and provides for borrowings of “Base Rate Loans” and “Eurocurrency Loans”. The Base Rate Loans bear interest at the greater of the Administrative Agent’s prime rate or the sum of the prevailing per annum rates for overnight funds plus 0.5% per annum, plus an additional margin which varies from 0.375% to 0.50% based upon NRG Energy’s utilization of the facility and its then-current senior debt credit rating. The Eurocurrency loans bear interest at an adjusted rate based on LIBOR plus an adjustment percentage, which varies depending on NRG Energy’s senior debt credit rating and the amount outstanding under the facility. The credit agreement for this facility was amended in April 2002 to revise the interest coverage ratio covenant. As amended, the covenant requires NRG Energy to maintain a minimum interest coverage ratio of 1.75 to 1, as determined at the end of each fiscal quarter. The facility contains additional covenants that, among other things, restrict the incurrence of liens and require NRG Energy to maintain a net worth of at least $1.5 billion plus 25% of NRG Energy’s consolidated net income from January 1, 2002 through the determination date. In addition, NRG Energy must maintain a debt to capitalization ratio of not more than 0.68 to 1.00 as defined in the credit agreement. The failure to comply with any of these covenants would be an Event of Default under the terms of the credit agreement. At September 30, 2002, NRG Energy had a $1.0 billion outstanding balance under this credit facility. As of September 30, 2002, the weighted average interest rate of such outstanding advances was 7.7% per year. NRG Energy missed a $7.6 million interest payment due on September 30, 2002, and as of that date, NRG Energy violated both the minimum net worth covenant and the minimum interest coverage ratio. Accordingly, the facility is in default.

         NRG Energy’s $125 million syndicated letter of credit facility contains terms, conditions and covenants that are substantially the same as those in NRG Energy’s $1.0 billion 364-day revolving line of credit. During the second quarter of 2002, the letter of credit facility agreement was amended to incorporate the same covenant revisions and other amendments that had previously been made to the terms and conditions of NRG Energy’s $1.0 billion revolving credit facility, including the addition of an interest coverage ratio covenant. As of September 30, 2002, NRG Energy violated both the minimum net worth covenant and the minimum interest coverage ratio. Accordingly, the facility is in default.

During the first and second quarters of 2002, Xcel Energy provided NRG Energy with $500 million of cash through Subordinated Convertible Notes, which were converted to permanent equity in June 2002.

         In April 2002, NRG Energy discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG Energy’s Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made. NRG Energy has since made those filings and has discussed the situation with the FERC and the SEC. Although, NRG Energy does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG Energy’s debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving line of credit. Accordingly, NRG Energy sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of the failure of Big Cajun Peaking Power’s (Big Cajun Peaking) failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility. While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG Energy did not borrow under either of these credit facilities. The waiver under the construction and acquisition facility continues indefinitely unless a default arising out of any possible PUHCA violation relating to Big Cajun Peaking’s temporary failure to make these filings occurs. NRG Energy filed and subsequently withdrew its request with the FERC for retroactive “Exempt Wholesale Generator” status for the Big Cajun Peaking facility. As such Big Cajun Peaking was granted “Exempt Wholesale Generator” status effective April 17, 2001, the date it first made its original filings. No fines or refunds have been assumed against NRG Energy or any of its subsidiaries or affiliates by the FERC as a result of these missed filings.

         Substantially all of NRG Energy’s operations are conducted by project subsidiaries and project affiliates. The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of September 30, 2002, seven of NRG Energy’s subsidiaries and project affiliates are restricted from making cash payments to NRG Energy: Loy Yang, Killingholme, Energy Center Kladno, LSP Energy (Batesville), NRG South Central and NRG Northeast Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG Energy; additionally, Crockett Cogeneration is limited in its ability to make distributions to NRG Energy and its other partners. Killingholme, Crockett Cogeneration, NRG South Central, and NRG Northeast Generating are in default on their credit agreements. NRG Energy believes the situations at Energy Center Kladno, Loy Yang, and Batesville do not create an event of default and will not allow the lenders to accelerate the project financings, thus these entities are not currently in default.

Defaults Upon Senior Securities

         On September 16, 2002 NRG Energy failed to make a $14.4 million interest payment due on $350 million of 8.25% senior unsecured notes due in 2010 and a $10.9 million interest payment due on a $250 million bond issued by NRG Pass-Through Trust I trust, which is a wholly-owned special financing entity that is effectively a senior unsecured obligation of NRG Energy with an interest rate of 8.70% that matures in 2005. The 30-day grace period to make payment ended October 16, 2002 and NRG Energy did not make the required payments. As a result, NRG Energy is in default on these bonds.

         On October 1, 2002 NRG Energy failed to make a $13.6 million interest payment due on $350 million of 7.75% senior unsecured notes due in 2011 and a $21.6 million interest payment due on $500 million of 8.625% senior unsecured notes due in 2031. The 30-day grace period to make payment ended October 31, 2002 and NRG Energy did not make the required payments. As a result, NRG Energy is in default on these bonds.

         On November 1, 2002 NRG Energy failed to make a $9.6 million interest payment due on $240 million of 8.00% senior unsecured notes due in 2013. The 30-day grace period to make payment ends December 1, 2002 and if NRG Energy does not make the required payments NRG Energy will be in default on these bonds.

         In addition, if certain creditors exercise rights of acceleration against $20 million or $50 million of senior indebtedness, depending on the governing indenture, cross-default provisions place the following senior unsecured debt in default: $300 million of 7.50% senior due 2009 (with a $11.3 million interest payment due on December 1, 2002); $250 million of 7.50% senior notes due 2007 (with a $9.4 million interest payment due on December 15, 2002); $340 million of 6.75% senior notes due 2006 (with a $11.5 million interest payment due on January 15, 2003); $125 million of a 7.625% due 2006 (with an interest payment of $4.8 million due February 1, 2003).

         On March 13, 2001, NRG Energy completed the sale of 11.5 million equity units (NRZ) for an initial price of $25 per unit. Net proceeds from this issuance were $278.4 million after deducting underwriting discounts, commissions and estimated offering expenses. Each equity unit initially consists of a corporate unit comprising a $25 principal amount of NRG Energy’s senior debentures and an obligation to acquire shares of Xcel Energy common stock no later than May 18, 2004. Interest payments are payable on the debentures quarterly in arrears on each February 16, May 16, August 16 and November 16. Interest is payable initially at an annual rate of 6.5% of the principal amount of $25 per debenture. On October 29, 2002, NRG Energy announced it would not make the November 16, 2002 quarterly interest payment on the NRG Energy 6.50% senior unsecured debentures due in 2006, which trade with the associated purchase contracts as NRG corporate units (NRZ). The 30-day grace period to make payment ends December 16, 2002, and if NRG Energy does not make payment to the NRZ holders this issue will be in default. In the event of an NRG Energy bankruptcy, the obligation to purchase shares of Xcel Energy stock terminates.

Defaults Upon Project Debt

         Many of the debt agreements of NRG Energy’s subsidiaries and project affiliates require the funding of debt service reserve accounts. Prior to the NRG Energy downgrades, certain debt service reserve accounts funding requirements were satisfied by provision of a guarantee from NRG Energy. Following the downgrade, those guarantees no longer qualified as acceptable credit support and the accounts were required to be funded with cash by NRG Energy. The accounts were not funded with cash from NRG Energy, and, after allowing for applicable cure periods, events of default were triggered under such project financings that allow the lenders to accelerate the project debt. NRG South Central Generating, NRG McClain, NRG MidAtlantic, Flinders, NRG Northeast Generating and Enfield are precluded from making payments to NRG Energy due to unfunded debt service reserve accounts. NRG Energy expects that the Killingholme and Brazos Valley projects will be foreclosed upon by the lenders.

         In May 2001, NRG Energy’s wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. The facility has been used to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provides for borrowings of base rate loans and Eurocurrency loans and is secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guarantees from each such subsidiary or affiliate. Provided that certain conditions are met that assure the lenders that sufficient security remains for the remaining outstanding loans, the borrower may repay loans relating to one project and have the liens relating to that project released. Loans that have been repaid may be re-borrowed, as permitted by the terms of the facility. The facility terminates on May 8, 2006. The facility is non-recourse to NRG Energy other than its obligation to contribute equity at certain times in respect of projects and turbines financed under the facility. As of September 30, 2002, the aggregate amount outstanding under this facility was $1.1 billion, and NRG Energy estimates the obligation to contribute equity to be approximately $819 million. At September 30, 2002, the weighted average interest rate of such outstanding advances was 7.6%. Interest and fees due in September 2002, were not paid and NRG Energy has suspended required equity contributions to the project. Supporting construction and other contracts associated with NRG Energy’s Pike and Nelson projects were violated by NRG Energy in September and October 2002, respectively. Thus, this facility is currently in default.

         On November 6, 2002, lenders to NRG Energy accelerated approximately $1.1 billion of NRG Energy’s debt under the construction revolver financing facility, rendering the debt immediately due and payable. This action terminated the Second CCEL in effect between NRG Energy and its major lenders. The extension letter was previously scheduled to expire November 15, 2002. Based on discussions with the construction revolver lenders it is NRG Energy’s understanding that the administrative agent, Credit Suisse First Boston, issued the acceleration notice to preserve certain rights under the construction revolver financing agreements. NRG Energy believes that the administrative agent intends to forbear in the immediate exercise of any rights and remedies against the Company.

         In June 2002, NRG Peaker Finance Company LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG Energy, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds due 2019. The bonds bear interest at a floating rate equal to three-months USD-LIBOR_BBA plus 1.07%. The final scheduled repayment of principal will be made on June 10, 2019. The bonds may be redeemed at any time prior to maturity at a price that, in certain circumstances, will include a redemption premium. The initial net bond proceeds of $250 million were used to make loans to affiliates which own natural-gas fired “peaker” electric generating projects located in either Louisiana or Illinois. The project owners used the gross proceeds of the loans to (1) reimburse NRG Energy for construction and/or acquisition costs for the peaker projects previously paid by NRG Energy, (2) pay to XL Capital Assurance (XLCA) the premium for the Bond Policy, (3) provide funds to NRG Peaker to collateralize a portion of NRG Energy’s contingent guaranty obligations and (4) pay transaction costs incurred in connection with the offering of the bonds (including reimbursement of NRG Energy for the portion of such costs previously paid by NRG Energy). The Bond Policy is a financial guaranty insurance policy that unconditionally and irrevocably guaranties payment of scheduled principal and interest payments on the Bonds. The Bond Policy does not, however, guaranty the payment of principal of or interest on the bonds prior to the applicable scheduled payment dates, unless XLCA elects to make such payments. The bonds are secured by a pledge of membership interests in NRG Peaker and a security interest in all of its assets, which initially consisted of notes evidencing loans to the affiliate project owners. The project owners’ jointly and severally guaranteed the entire principal amount of the bonds and interest on such principal amount. The project owner guarantees are secured by a pledge of the membership interest in three of five project owners and a security interest in substantially all of the project owners’ assets related to the peaker projects, including equipment, real property rights, contracts and permits. NRG Energy has entered into a contingent guaranty agreement in favor of the collateral agent for the benefit of the secured parties, under which it agreed to make payments to cover scheduled principal and interest payments on the bonds and regularly scheduled payments under the interest rate swap agreement, to the extent that the net revenues from the peaker projects are insufficient to make such payments, in specified circumstances. This financing contains a cross-default provision related to the failure by NRG Energy to make payment of principal, interest or other amounts due on debt for borrowed money in excess of $50 million, a covenant that was violated in October 2002. In addition, liens were placed against the Bayou Cove facility resulting in an additional default. As a result of these issues, this facility is in default.

         NRG Peaker also entered into an interest rate swap agreement pursuant to which it agreed to make fixed rate interest payments and receive floating rate interest payments. The interest rate swap counterparty will have a security interest in the collateral for the bonds and the collateral for the project owner guaranties. Net payments to be made by NRG Peaker under the interest rate swap agreement are guaranteed pursuant to a separate financial guaranty insurance policy, the issuer of which has a security interest in the collateral for the bonds and the collateral for the project owner guaranties.

         On September 16, 2002, NRG South Central Generating LLC, a wholly-owned indirect subsidiary of NRG Energy, failed to make approximately $47 million in combined principal and interest payments on the 8.962% Series A-1 senior secured bonds due 2016 and 9.479% Series B-1 senior secured bonds due 2024. NRG South Central had 15 days to make principal and interest payments to the bondholders to avoid an event of default on these bonds. The fifteen-day grace period to make payments ended October 1, 2002 and NRG South Central Generating did not make the required payments. As a result NRG South Central is in default on these bonds.

         The bankruptcy of the Pacific Gas & Electric Company (PG&E) creates the potential for a covenant default that would result in the acceleration of the debt at Crockett if not resolved with the lenders. Management has engaged in active discussions with the lenders of Crockett since PG&E filed for bankruptcy in April 2001; additionally, Crockett is being paid each month by PG&E since the bankruptcy filing. PG&E and the Bankruptcy Court have affirmed the long-term power purchase agreement and PG&E is paying down the outstanding receivable over a 12 month period ending December 1, 2002. Thus, NRG Energy believes that an acceleration of the Crockett debt is unlikely. However, as of December 31, 2001, NRG Energy has reflected the entire balance of the Crockett debt as a current obligation in the amount of $234.5 million. As of September 30, 2002, the outstanding balance of the Crockett debt has been reclassified as a current liability held for sale due to the pending sale of NRG Energy’s interest in the project. For additional information regarding the California liquidity crisis see Note 10 — Commitments and Contingencies. For additional information regarding the pending sale of NRG Energy’s interest in Crockett Cogeneration see Note 2 – Discontinued Operations and Assets and Investments Held for Sale.

         In May 2002, NRG Energy’s indirect wholly-owned subsidiary, LSP-Kendall Energy, LLC, received a notice of default from Societe Generale, the administrative agent under LSP-Kendall’s Credit and Reimbursement Agreement dated November 12, 1999. The notice asserted that an event of default had occurred under the Credit and Reimbursement Agreement as a result of liens filed against the Kendall project by various subcontractors. In consideration of the Borrower’s implementation of a plan to remove the liens, and NRG Energy’s indemnification, pursuant to an Indemnity Agreement dated as of June 28, 2002, of the lenders to the Kendall project from any claims or damages relating to these liens or any dispute or action involving the project’s EPC contractor, the administrative agent, with the consent of the Required Lenders under the Credit and Reimbursement Agreement, withdrew the notice of default and conditionally waived the default described therein. Discussions with the administrative agent regarding the liens continue.

         On September 17, 2002, NRG McClain LLC, an indirect wholly-owned subsidiary of NRG Energy, received notice from its agent bank that the project loan was in default as a result of the downgrade of NRG Energy and defaults on material obligations under the Energy Management Services Agreement.

         Brazos Valley Energy, LP an indirect wholly-owned subsidiary of NRG Energy, is party to a credit facility that provides for borrowings of base rate loans and Eurocurrency loans that are secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, and pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects. On September 30, 2002, Brazos Valley failed to make approximately $1.2 million in interest payments on the facility. Brazos Valley had five days to make interest payments to the lenders to avoid an event of default on the facility. The five-day grace period to make payment expired and Brazos Valley did not make the required payments. In addition,

NRG Energy has suspended required equity contributions to the project. As a result Brazos Valley is in default on this loan.

         On October 30, 2002 NRG Energy, Inc. failed to make $3.1 million in payments under certain Non-Operating Interest Acquisition agreements. As a result, NEO Landfill Gas, Inc., an indirect wholly-owned subsidiary of NRG Energy, failed to make approximately $1.4 million in payments under the Amended and Restated Construction, Acquisition and Term Loan Agreement dated July 6, 1998, and the subsidiaries of NEO Landfill Gas, Inc. failed to make approximately $2 million in payments pursuant to various Site Development and Operations Coordination Agreements. NRG Energy received an extension until November 19, 2002 to make payment under such agreements. If NRG Energy does not perform certain requirements during the extension period, NRG Energy will be in default under the Non-Operating Interest Acquisition Agreements, and NEO Landfill Gas, Inc. will be in default under the Amended and Restated Construction, Acquisition and Term Loan Agreement dated July 6, 1998, and the Site Development and Operations Coordination Agreements.

         As a consequence of NRG Energy’s credit and liquidity contingencies, and the timing of possible asset sales, a portion of NRG Energy’s long term debt obligations have been classified as a current liability on the accompanying balance sheets due to the possibility of lenders having the ability to call such debt within twelve months of the balance sheet date. As of September 30, 2002, approximately $6.7 billion of long term debt has been reclassified to current from long term. The remaining $1.6 billion of project level debt has not been directly affected by NRG Energy’s liquidity issues nor does it have similar cross default provisions that cause defaults at this time. As of September 30, 2002, approximately $4.8 billion of debt is in default.

Recently Issued Debt

         In July 2002, NRG Energy Center Minneapolis LLC (NRG Energy Center), an indirect wholly-owned subsidiary of NRG Energy, entered into an agreement allowing it to issue senior secured promissory notes in the aggregate principal amount of up to $150 million. In July 2002, under this agreement, NRG Energy Center issued $75 million of bonds in a private placement. Two series of notes were issued in July 2002, the $55 million Series A Notes dated July 3, 2002, which mature on August 1, 2017 and bear an interest rate of 7.25% per annum and the $20 million Series B Notes dated July 3, 2002, which mature on August 1, 2017 and bear an interest rate of 7.12% per annum. NRG Thermal Corporation (NRG Thermal), a wholly-owned subsidiary of NRG Energy, which owns 100% of NRG Energy Center, pledged its interests in all of its subsidiaries (which own district heating and cooling investments throughout the United States and a power plant in Delaware) as collateral. A covenant within this facility requires that Xcel Energy maintain no less than 50% indirect ownership interest in NRG Thermal.

Guarantees

         NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. In addition, in connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy’s generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries. As of September 30, 2002, NRG Energy’s obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries totaled approximately $687.9 million.

9.	Segment Reporting

         NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The “Other” category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows:

	For the Three Months Ended September 30, 2002
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$527,058	$29,434	$93,593	$13,464

Equity in earnings / (losses) of unconsolidated affiliates	30,401	912	7,933	248

Total operating revenues and equity earnings	557,459	30,346	101,526	13,712

Special charges	2,227,772	520,176	121,864	—

Net Income (Loss)	$(2,035,483)	$(546,411)	$(311,693)	$(1,503)

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$35,985	$26,185	$3,732	$729,451

Equity in earnings / (losses) of unconsolidated affiliates	(13,574)	—	—	25,920

Total operating revenues and equity earnings	22,411	26,185	3,732	755,371

Special charges	19,015	—	19,724	2,908,551

Net Income (Loss)	$(43,315)	$5,123	$7,968	$(2,925,314)

         Total assets as of September 30, 2002 for North America, Europe, Asia Pacific and Other Americas total $9.4 billion, $1.3 billion, $0.6 billion and $0.4 billion, respectively. Included in North America is $269.1 million of total assets related to Thermal and $113.6 million of total assets related to Alternative Energy. Total assets of discontinued operations as of September 30, 2002 for North America, Europe and Other Americas total $327 million, $369 million and $47 million, respectively.

	For the Three Months Ended September 30, 2001
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$567,912	$30,495	$83,518	$8,939

Equity in earnings / (losses) of unconsolidated affiliates	108,388	4,051	7,393	(775)

Total operating revenues and equity earnings	676,300	34,546	90,911	8,164

Special charges	—	—	—	—

Net Income (Loss)	$154,958	$11,106	$(3,278)	$403

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$29,059	$25,847	$3,301	$749,071

Equity in earnings / (losses) of unconsolidated affiliates	(7,927)	—	—	111,130

Total operating revenues and equity earnings	21,132	25,847	3,301	860,201

Special charges	—	—	—	—

Net Income (Loss)	$6,865	$2,618	$(31,092)	$141,580

         Total assets as of September 30, 2001 for North America, Europe, Asia Pacific and Other Americas total $9.4 billion, $1.8 billion, $0.7 billion and $0.5 billion, respectively. Included in North America is $284.0 million of total assets related to Thermal and $209.0 million of total assets related to Alternative Energy. Total assets of discontinued operations as of September 30, 2001 for North America, Europe and Other Americas total $330 million, $461 million and $122 million, respectively.

	For the Nine Months Ended September 30, 2002
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$1,248,182	$112,649	$272,306	$44,538

Equity in earnings / (losses) of unconsolidated affiliates	72,895	11,521	17,627	607

Total operating revenues and equity earnings	1,321,077	124,170	289,933	45,145

Special charges	2,227,772	522,157	121,864	—

Net Income (Loss)	$(2,002,346)	$(521,708)	$(312,959)	$1,075

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$86,123	$84,165	$11,160	$1,859,123

Equity in earnings / (losses) of unconsolidated affiliates	(33,734)	—	—	68,916

Total operating revenues and equity earnings	52,389	84,165	11,160	1,928,039

Special charges	54,901	—	38,223	2,964,917

Net Income (Loss)	$(34,166)	$12,039	$(135,064)	$(2,993,129)

	For the Nine Months Ended September 30, 2001
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$1,345,009	$72,186	$282,125	$11,703

Equity in earnings / (losses) of unconsolidated affiliates	172,400	18,823	19,432	3,116

Total operating revenues and equity earnings	1,517,409	91,009	301,557	14,819

Special charges	—	—	—	—

Net Income (Loss)	$238,206	$45,822	$16,675	$2,050

	ALTERNATIVE
	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$56,560	$79,929	$7,778	$1,855,290

Equity in earnings / (losses) of unconsolidated affiliates	(19,897)	—	—	193,874

Total operating revenues and equity earnings	36,663	79,929	7,778	2,049,164

Special charges	—	—	—	—

Net Income (Loss)	$22,496	$6,008	$(105,385)	$225,872

10.	Commitments and Contingencies

California Liquidity Crisis

         NRG Energy’s California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

         In March 2001, the California Power Exchange (PX) filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, the Pacific Gas & Electric Company (PG&E) also filed for bankruptcy under Chapter 11. PG&E’s filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy’s California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California PX’s ability to repay its debt is dependent on the extent to which it receives payments from PG&E and Southern California Edison Company (SCE). On December 21, 2001, the California bankruptcy court affirmed the Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso’s agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of past due amounts totaling $49.6 million, plus interest. Through September 30 2002, Crockett received $41.3 million (excluding interest) from PG&E. The net outstanding amount due from PG&E at September 30, 2002 is $8.3 million. For additional information regarding the pending sale of NRG Energy’s interest in Crockett Cogeneration and Mt. Poso see Note 2 – Discontinued

Operations and Assets and Investments Held for Sale.

         NRG Energy’s share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $55.1 million as of September 30, 2002, compared to $85.1 million at December 31, 2001. These amounts reflect NRG Energy’s share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributable to cash collections from the California ISO.

NYISO Claims

         In November 2002, the NYISO notified NRG Energy of claims related to New York City mitigation adjustments, general NYISO billing adjustments and other miscellaneous charges related to sales between November 2000 and October 2002. NRG Energy contests both the validity and calculation of the claims and is currently negotiating with the NYISO over the ultimate disposition. Due to the uncertainty of the final adjustment, an estimate of the final amount has not been recorded in the results of operations for the quarter ended September 30, 2002.

Conectiv Agreement Termination

         On November 8, 2002 Conectiv provided NRG Energy with a Notice of Termination of Transaction under the Master Power Purchase and Sale Agreement (Master PPA) dated June 21, 2001. Under the Master PPA, which was assumed by NRG Energy in its acquisition of various assets from Conectiv, NRG Energy had been required to deliver 500 MW of electrical energy around the clock at a specified price through 2005. In connection with the Conectiv acquisition, NRG Energy recorded as an out-of-market contract obligation for this contract. As a result of the cancellation, NRG Energy will lose approximately $402 million in future contracted revenues. Also, in conjunction with the terms of the Master PPA, NRG Energy will receive from Conectiv a termination payment in the amount of $955,000. At September 30, 2002, the balance of the contract obligation was approximately $54 million. Management is currently evaluating the impact of the Notice of Termination of the Master PPA.

Legal Issues

New York Environmental Litigation

         In January 2002 the New York Attorney General and the New York Department of Environmental Conservation filed suit in the United States District Court, Western District of New York, against NRG Energy and Niagara Mohawk Power Corporation, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained and seeks a judgement requiring NRG Energy and/or Niagara Mohawk to install emissions control equipment to reduce emissions of Nitrogen oxides (Nox) and Sulfur dioxides (SO2). Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. In addition, NRG Energy could be required to bear the costs of installing emissions controls. NRG Energy filed a motion to dismiss the claims against it which was heard in July 2002. The Court’s ruling on that motion is still pending.

         In July 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC. Niagara Mohawk Power Corporation requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against Niagara Mohawk Power Corporation, and the parties have exchanged discovery materials.

California Litigation

         NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the People of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy’s West Coast Power joint venture with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

         Although the complaints contained a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western States Coordinating Council and otherwise. The complaints alleged that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities and is vigorously defending these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California were consolidated in the San Diego County Superior Court, and the plaintiffs in these six consolidated civil actions filed a master amended complaint reiterating the allegations contained in their complaints and alleging that defendants’ anti-competitive conduct damaged the general public and class members in an amount in excess of $1.0 billion. Two of the defendants in these actions, Reliant and Duke, subsequently filed cross-complaints naming additional market participants, some of whom removed the actions to the United States District Court for the Southern District of California federal court. Now under advisement in that court are the plaintiffs’ motion to remand the cases to state court and motions by the cross-defendants to dismiss the cases against them.

         On March 20, 2002 the Attorney General of California filed at the FERC a complaint against specific named generators and marketers (including Dynegy Power Marketing, Inc., which serves as the scheduling coordinator for certain NRG affiliates) and against “all other public utility sellers of energy and ancillary services into markets operated by the California Power Exchange and California Independent System Operator.” The complaint alleged that defendants violated the FERC’s grant of market-based rate authority by failing to file their rates, as required by Section 205(c) of the Federal Power Act and numerous FERC orders requiring the filing of transaction-specific information about defendants’ sales and purchases at market-based rates. The plaintiff sought injunctive relief to compel defendants’ prospective compliance with Section 205 of the Federal Power Act, as well as refunds on behalf of California purchasers to the extent prior transactions are found to exceed just and reasonable price levels. The FERC dismissed the complaint and the Attorney General has now sought review of that decision by the Ninth Circuit Court of Appeals.

         On March 29, 2002, the Attorney General of California entered into an agreement to toll the statute of limitations for two threatened lawsuits against Xcel Energy Inc., NRG Energy, Dynegy, Inc., Dynegy Power Marketing, Inc., and certain NRG Energy affiliates. The agreement applies to threatened actions similar to two sets of cases filed in April 2002 by the Attorney General of California; one set, filed in federal court against Mirant and Reliant under Section 7 of the federal Clayton Act and Section 17200 (Unfair Competition Act) of the California Business and Professions Code, alleges that those companies acquired an excessive number of California power plants, which allowed them to illegally exercise market power, limit competition and raise prices. The other set of cases was filed in California state court against Reliant, Mirant, Williams, Powerex and Coral Power, alleging that these power companies made thousands of illegally priced energy sales, in violation of California’s Unfair Competition Act, and seeking penalties of up to $2,500 per violation. The defendants removed these state court actions to federal court and filed motions to dismiss, while the Attorney General filed motions to remand the cases to state court on August 6, 2002. The United States District Court for the Northern District of California denied the Attorney General’s remand motion and now the Company is waiting for the Court’s ruling on the defendants’ motion to dismiss.

         On March 11, 2002, the Attorney General of California filed a state court civil complaint against NRG Energy, certain NRG Energy affiliates, Xcel Energy, Dynegy, Inc. and Dynegy Power Marketing, Inc., alleging antitrust violations in the ancillary services market. The complaint alleges that defendants repeatedly sold electricity generating capacity to the California ISO for use as a reserve and subsequently, and impermissibly, sold the same capacity into the “spot” market for wholesale power, unlawfully collecting millions of dollars. Similar complaints were filed against other power generators. The plaintiff seeks an injunction against further similar acts by the defendants, and also seeks restitution, disgorgement of all proceeds, including profits, gained from these sales, and certain civil penalties. As in the above-described state court cases by the California Attorney General against other generators, the defendants removed the case to the United States District Court for the Northern District of California and the Attorney General sought remand to state court. As noted above, the Court determined that all the cases brought by the Attorney General are properly in federal court, and the Court will soon rule on defendants’ motions to dismiss all the cases.

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

         In mid-July, 2002, a Public Utility District in the State of Washington instituted an action in the United States District Court for the Central District of California against a group of generators and traders, including the Company (Public Utility District No. 1 of Snohomish County v. Dynegy Power Marketing, Inc., et al.). This action seeks injunctive and equitable relief, including restitution and disgorgement with respect to monetary injuries, for violations of California Business & Professions Code Sections 16720 and 17200 for alleged combining by the defendants to restrain the amount of energy available for sale through the California PX and ISO energy markets, conspiring to illegally obtain and trade information relating to energy supply, pricing and demand, and combining to raise the “market clearing bid” for electric energy on the PX wholesale markets, all of which allegedly raised prices for electricity to retail and wholesale consumers in the Pacific Northwest. This case is now before Federal District Judge Whaley, sitting in San Diego, and the Company intends to file motions to dismiss the complaint and strike all damage claims.

FERC Investigation

         In May 2002, the FERC issued data requests to all sellers of wholesale electricity and/or ancillary services and natural gas in the United States portion of the Western States Coordinating Circuit and/or Texas, requesting information in respect of such sellers use of certain trading strategies and transactions. The Company conducted an internal investigation in response to these data requests and filed its responses with the FERC. In the Company’s responses, NRG Energy denied engaging in any such trading activity to generate revenues without economic risk, to increase volume, or any other improper purposes.

Fortistar Capital v. NRG Energy

         In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar’s allegations and asserted numerous counterclaims. In October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar’s claims were dismissed. On May 8, 2002 the parties entered into a binding, conditional settlement of the litigation, pending certain approvals and final agreement on the terms of the settlement. The settlement also encompassed litigation between parties with respect to Minnesota Methane LLC. At the end of August, 2002, NRG Energy asserted that conditions for consummation of the settlement had not been met, while Fortistar moved the court to enter judgment against NRG Energy to enforce the settlement. At the Court’s encouragement, the parties are now engaged in further settlement efforts to resolve all outstanding issues between them.

         During the second quarter of 2002, NRG Energy expensed a pre-tax charge of $36 million related to its NEO Corporation landfill gas operations, as discussed in Note 4– NEO Project Charges. The charge related largely to asset impairments based on a revised project outlook developed in 2002. It also reflects the accrued impact of the 2002 dispute settlement with Fortistar, a partner with NEO in the Minnesota Methane LLC landfill gas operations.

NYDEC Opacity Notice of Violation

         NRG Energy became part of an opacity consent order as a result of acquiring its Huntley, Dunkirk and Oswego plants from Niagara Mohawk. At the time of financial close on these assets, a consent order was being negotiated between Niagara Mohawk and the NYDEC; it required Niagara Mohawk to pay a stipulated penalty for each opacity event at these facilities. On January 14, 2002, the NYDEC issued NRG Energy Notices of Violations (NOV) for opacity events, which had occurred since the time NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego generating stations. The NOVs allege that a total of 7,231 events had occurred where the average opacity during a six-minute block of time had exceeded 20%. The NYDEC proposed a penalty associated with the NOVs of $900,000. NRG Energy is in negotiations with the NYDEC to settle the dispute.

Shareholder Litigation

         In February 2002, individual stockholders of NRG Energy filed nine separate, but similar, class action complaints in the Delaware Court of Chancery against Xcel Energy, NRG Energy and the nine members of NRG Energy’s board of directors. A similar class action lawsuit was filed in a Minnesota state court. Each of the actions challenged the offer and merger, which is discussed in Note 1, and contained various allegations of wrongdoing on the part of the defendants in connection with the offer and the merger. As of April 3, 2002, counsel for the parties to the consolidated action in the Delaware Court of Chancery and the Minnesota action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on the increase by Xcel Energy of the exchange ratio in the offer and merger to 0.50.

Stone & Webster, Inc. and Shaw Constructors, Inc. v. Xcel Energy Inc. NRG Energy, Inc., et al.

         In late October 2002, an action commenced in the Federal District Court for the Southern District of Mississippi. Plaintiffs seek recovery of $130.2 million plus applicable fees, costs of demobilization, cancellation costs and punitive damages against Xcel Energy, NRG Energy, certain affiliates of NRG Energy and individual executives of NRG Energy. The claims relate to sums allegedly owed on Plaintiffs’ turnkey contract with NRG Energy’s affiliate, NRG Pike Energy, LLC (Pike) to construct a gas-fired combined cycle power plant in Pike County, Mississippi. Plaintiffs allege that NRG Energy and the other named Defendants are control persons and alter egos of Pike and the guarantor of its contractual performance. Responses to the complaint are now due in December 2002.

Potential NRG Energy Bankruptcy

         NRG Energy continues to work with its lenders on a comprehensive restructuring plan that would contain waivers and/or modifications of its collateral requirements and other obligations. Absent an agreement on this restructuring plan, NRG Energy will be in default under its debt and other obligations because it does not have sufficient liquidity to meet the requirements and obligations. If NRG Energy were unable to successfully restructure its debt obligations NRG Energy would likely need to restructure under the bankruptcy laws. See Note 1 for additional discussion. The accompanying financial statements do not reflect any conditions or matters that would arise if NRG Energy was in bankruptcy.

11.	Inventory

         Inventory, which is stated at the lower of weighted average cost or market, consisted of:

	September 30,	December 31,
(In thousands)	2002	2001

Fuel oil	$48,968	$89,274

Coal	77,220	96,193

Kerosene	712	1,267

Spare parts	121,194	114,764

Emission credits	8,909	16,995

Natural gas	235	1,395

Other	4,987	4,577

Total Inventory	$262,225	$324,465

12.	Property, Plant and Equipment

         The major classes of property, plant and equipment were as follows:

	September 30,	December 31,
(In thousands)	2002	2001

Facilities and equipment	$6,988,868	$6,259,663

Land and improvements	106,039	111,368

Office furnishings and equipment	67,218	30,382

Construction in progress	595,218	2,942,979

Total property, plant and equipment	7,757,343	9,344,392

Accumulated depreciation	(584,992)	(458,533)

Net property, plant and equipment	$7,172,351	$8,885,859

13.     Derivative Instruments and Hedging Activities

         On January 1, 2001, NRG Energy adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG Energy to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative instrument’s change in fair value will be immediately recognized in earnings. NRG Energy also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative’s gain or loss unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

         SFAS No. 133 applies to NRG Energy’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates and foreign exchange contracts to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions. At September 30, 2002, NRG Energy had various commodity contracts extending through December 2003, and several fixed-price gas and electricity purchase contracts extending through 2018. At September 30, 2002, NRG Energy had also entered into various interest rate swap and foreign exchange rate contracts.

Accumulated Other Comprehensive Income

         The following table summarizes the effects of SFAS No. 133 on NRG Energy’s OCI balance as of September 30, 2002:

	Three Months	Nine Months
Gains/(Losses)	Ended	Ended
(In thousands)	September 30, 2002	September 30, 2002

Beginning balance of OCI	$87,748	$71,101

Previously deferred amounts unwound from OCI	(34,364)	(19,719)

Mark to market of hedge contracts	73,723	75,725

OCI balance at September 30, 2002	$127,107	$127,107

Gains expected to unwind from OCI during next 12 months	$118,820

         During the three and nine months ended September 30, 2002, NRG Energy reclassified gains of $34.4 million and $19.7 million, respectively from OCI to current-period earnings. This amount is recorded on the same line in the statement of operations in which the hedged item is recorded. Also during the three and nine months ended September 30, 2002, NRG Energy recorded a pre-tax gain in OCI of approximately $73.7 million and $75.7 million related to changes in the fair values of derivatives accounted for as hedges, respectively. The net balance in OCI relating to SFAS No. 133 as of September 30, 2002 was an unrecognized gain of approximately $127.1 million. Approximately $102.3 million of this gain relates to the fair value of interest rate swaps accounted for as cash flow hedges. NRG Energy expects $118.8 million of the deferred net gains on derivative instruments accumulated in OCI to be recognized as earnings during the next twelve months.

Statement of Operations

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended September 30, 2002:

Gains/(Losses)	ENERGY	FOREIGN
(In thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$(33,846)	$—	$(33,846)

Equity in earnings of unconsolidated subsidiaries	1,778	—	1,778

Cost of operations	(21,271)	—	(21,271)

Other income	—	(640)	(640)

Total Statement of Operations impact before tax	$(53,339)	$(640)	$(53,979)

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended September 30, 2001:

Gains/(Losses)	ENERGY	FOREIGN
(In thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$(10,212)	$—	$(10,212)

Equity in earnings of unconsolidated subsidiaries	(1,720)	—	(1,720)

Cost of operations	(7,564)	—	(7,564)

Other income	—	(2,169)	(2,169)

Total Statement of Operations impact before tax	$(19,496)	$(2,169)	$(21,665)

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the nine months ended September 30, 2002:

Gains/(Losses)	ENERGY	FOREIGN
(In thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$2,464	—	$2,464

Equity in earnings of unconsolidated subsidiaries	(925)	—	(925)

Cost of operations	(21,065)	—	(21,065)

Other income	—	(824)	(824)

Total Statement of Operations impact before tax	$(19,526)	$(824)	$(20,350)

         The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the nine months ended September 30, 2001:

Gains/(Losses)	ENERGY	FOREIGN
(In thousands)	COMMODITIES	CURRENCY	TOTAL

Revenue from majority owned subsidiaries	$(21,604)	—	$(21,604)

Equity in earnings of unconsolidated subsidiaries	(877)	—	(877)

Cost of operations	(12,693)	—	(12,693)

Other income	—	3	3

Total Statement of Operations impact before tax	$(35,174)	$3	$(35,171)

Energy related commodities

         NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Certain of these transactions have been designated as cash flow hedges. NRG Energy has accounted for these derivatives by recording the effective portion of the cumulative gain or loss on the derivative instrument as a component of OCI in shareholders’ deficit. NRG Energy recognizes deferred gains and losses into earnings in the same period or periods during which the hedged transaction affects earnings. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

         No ineffectiveness was recognized on commodity cash flow hedges during the three and nine months ended September 30, 2002 and 2001.

         NRG Energy’s pre-tax earnings for the three and nine months ended September 30, 2002 were decreased by unrealized losses of $53.3 million and $19.5 million, respectively, associated with changes in the fair value of non-hedge energy related derivative instruments. NRG Energy’s pre-tax earnings for the three and nine months ended September 30, 2001 were decreased by unrealized losses of $19.5 million, and $35.2 million, respectively, associated with changes in the fair value of non-hedge energy related derivative instruments.

Interest rates

         In order to minimize NRG Energy’s exposure to changes in interest rates, NRG Energy attempts to maintain 60% to 70% of its debt as fixed rate, which has proven historically to provide the lowest volatility and price, when calculated on an annual basis. Historically, NRG Energy employed the use of interest rate swaps with highly credit worthy counterparties to maintain this mix of fixed and floating rates. Interest-rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders’ deficit and recognized into earnings as the underlying interest expense is incurred. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

         As a result of various defaults under certain loan agreements, NRG Energy’s counterparties have terminated interest rate swaps with NRG Energy, Brazos Valley LP and NRG Finance Company I LLC. As a result of the interest rate swap agreement terminations, the amounts recorded for them as cash flow hedges in OCI are expected to be relieved from the OCI account over the remaining period of the debt. Until NRG Energy successfully restructures outstanding debt and returns to credit quality, the Company will not seek to manage interest rate risk through the use of financial derivatives.

         No ineffectiveness was recognized on interest rate cash flow hedges during the three and nine months ended September 30, 2002 and 2001.

Foreign currency exchange rates

         To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

         No ineffectiveness was recognized on foreign currency cash flow hedges during the three and nine months ended September 30, 2002.

         NRG Energy’s pre-tax earnings for the three and nine months ended September 30, 2002 were decreased by unrealized losses of $0.6 million and $0.8 million, respectively, associated with non-hedge foreign currency derivative instruments. NRG Energy’s pre-tax earnings for the three and nine months ended September 30, 2001 were decreased by an unrealized loss of $2.2 million and an unrealized gain of $3,000, respectively, associated with non-hedge foreign currency derivative instruments.

14.	Goodwill and Other Intangible Assets

         During the first quarter of 2002, NRG Energy adopted SFAS No. 142 — “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires new accounting for intangible assets, including goodwill. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. Goodwill will no longer be amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value.

         NRG Energy had intangible assets of $39.6 million at September 30, 2002, which will not be amortized and consist primarily of goodwill. During the first nine months of 2002, NRG Energy performed impairment tests. To date, such tests completed have concluded that no write-down is necessary primarily because the majority of the goodwill that NRG Energy has recorded relates to its Thermal operations which have not experienced any impairments.

         Aggregate amortization expense recognized for the three and nine months ended September 30, 2002 was approximately $0.7 million and $2.1 million. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $2.8 million. Intangible assets consisted of the following:

(In thousands)	At September 30, 2002		At December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Class of Intangible Asset	Amount	Amortization	Amount	Amortization

Goodwill	$39,589	$7,168	$39,589	$7,168

Amortized:

Service contracts	$66,675	$15,773	$65,441	$13,692

         The following table summarizes the pro forma impact of implementing SFAS No. 142 at January 1, 2001 on the net income for the periods presented.

	Three Months Ended

(In thousands)	September 30, 2002	September 30, 2001

Reported net (loss) income	$(2,925,314)	$141,580

Add back: Goodwill amortization (after tax)	—	833

Adjusted net (loss) income	$(2,925,314)	$142,413

	Nine Months Ended

(In thousands)	September 30, 2002	September 30, 2001

Reported net (loss) income	$(2,993,129)	$225,872

Add back: Goodwill amortization (after tax)	—	2,241

Adjusted net (loss) income	$(2,993,129)	$228,113

15.	New Accounting Pronouncements

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

         In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases”. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         NRG Energy is a leading global energy company primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally.

RESULTS OF OPERATIONS

Net (Loss)/Income

         NRG Energy recognized losses after discontinued operations of $2,925.3 million and $2,993.1 million, for the three and nine months ended September 30, 2002, respectively. These losses represent decreases of $3,066.9 million and $3,219.0 million compared to the same periods in 2001.

         NRG Energy recognized losses from continuing operations of $2,918.6 million and $3,011.0 million for the three and nine months ended September 30, 2002, respectively. These losses represent decreases of $3,046.1 million and $3,221.9 million, compared to the same periods in 2001. The decrease for the three months ended September 30, 2002 compared to the same period in 2001 is due primarily to certain significant charges recorded during the three and nine months ended September 30, 2002, as follows:

•	During the third quarter of 2002, an impairment of various construction and operational projects of $2,891 million, was recorded.

•	During the second and third quarters of 2002, severance benefits for separated employees of approximately $20.5 million and $5.7 million, respectively, were recorded.

•	During the second quarter of 2002, a pre-tax charge of $36 million related to the NEO Corporation landfill gas operations was recorded. The charge was related largely to asset impairments based on a revised project outlook. It also reflects the settlement of certain outstanding litigation.

•	During the second and third quarters of 2002, the write down of various equity investments was also recorded in the amounts of $4.1 million and $117.9 million.

         In addition, lower prices and generation in the Northeast and Central regions of the United States and favorably priced contracts for West Coast Power in 2001 also contributed to the decrease. NRG Energy incurred higher operating, depreciation and interest costs resulting from project acquisitions since the third quarter of 2001.

         NRG Energy is in the process of marketing certain assets for sale and would consider the sale of such assets if the sales price would exceed the carrying amount. During the third quarter, three international projects (Bulo Bulo, Csepel and Entrade) and one domestic project (Crockett Cogeneration) have been classified as held-for-sale. NRG Energy recognized estimated losses on disposal of discontinued operations of $7.4 million and $17.1 million for the three and nine months ended September 30, 2002, respectively. The estimated losses on disposal for these projects has been separately classified and reported as discontinued operations.

Operating Revenues and Equity Earnings

         For the three and nine months ended September 30, 2002, NRG Energy had total operating revenues and equity earnings from continuing operations of $755.4 million and $1,928.0 million, compared to $860.2 million and $2,049.2 million for the same periods in 2001, respectively, decreases of $104.8 million and $121.2 million, or 12% and 6%, respectively.

Revenues from Majority Owned Operations

         During the three and nine months ended, NRG Energy and its majority owned subsidiaries recorded revenues of $729.5 million and $1,859.1 million, compared to $749.1 million and $1,855.3 million for the same periods in 2001, respectively. These amounts represent decreases of $19.6 million and $3.8 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001, respectively, or 3% and 0%.

         Revenues from majority-owned operations for the three months ended September 30, 2002, consisted primarily of power generating revenues from domestic operations of approximately $527.1 million, operations in Europe of $29.4 million, Asia-Pacific $93.6 million and Other Americas $13.5 million. Revenues from majority-owned operations for the three months ended September 30, 2002, as compared to the same period in 2001, represent a decrease of $40.8 million, a decrease of $1.1 million, an increase of $10.1 million and an increase of $4.5 million, respectively. In addition, NRG Energy recognized revenues from majority-owned operations from its Alternative Energy, Thermal and Other Operations of $36.0 million, $26.2 million and $3.7 million, respectively resulting in an increase of $6.9 million, $0.4 million and $0.4 million, respectively.

         Revenues from majority-owned operations for the nine months ended September 30, 2002, consisted primarily of power generating revenues from domestic operations of approximately $1,248.2 million, operations in Europe of $112.6 million, Asia-Pacific $272.3 million and Other Americas $44.5 million. Revenues from majority-owned operations for the nine months ended September 30, 2002, as compared to the same period in 2001, decreased $96.8 million, increased $40.4 million, decreased $9.8 million and increased $32.8 million, respectively. In addition, NRG Energy recognized revenues from majority-owned operations from its Alternative Energy, Thermal and Other Operations of $86.1 million, $84.2 million and $11.2 million, respectively resulting in an increase of $29.5 million, $4.3 million and $3.4 million, respectively.

Equity in Operating Earnings of Unconsolidated Affiliates

         Equity in operating earnings of unconsolidated affiliates for the three and nine months ended September 30, 2002, were $25.9 million and $68.9 million, compared to $111.1 million and $193.9 million for the same periods in 2001, representing decreases of $85.2 million and $125.0 million or decreases of 77% and 64%, respectively. For the three and nine months ended September 30, 2002 the decreases are due primarily to decreased results at West Coast Power as compared to the same period in 2001, resulting from favorably priced contracts in 2001 as compared to 2002.

Operating Costs and Expenses

         Cost of majority-owned operations was $509.0 million for the three months ended September 30, 2002, an increase of $59.8 million, or approximately 13%, over the same period in 2001. Cost of majority-owned operations, as a percentage of revenues from majority owned operations for the three months ended September 30, 2002, was 70% compared to 60% for the same period in 2001. The increase of $59.8 million, for the three months ended September 30, 2002, as compared to the same period in 2001 is due largely to increased fuel and energy costs, operation and maintenance costs and an unfavorable mark to market adjustment during the three months ended September 30, 2002 under SFAS No. 133 and partially offset by a reduction in non-income based taxes.

         Cost of majority-owned operations was $1,291.7 million for the nine months ended September 30, 2002, an increase of $82.5 million, or approximately 7%, over the same period in 2001. Cost of majority-owned operations, as a percentage of revenues from majority owned operations for the nine months ended September 30, 2002, was 70% compared to 65% for the same period in 2001. The increase of $82.5 million, for the nine months ended September 30, 2002, as compared to the same period in 2001 is due largely to increased fuel and energy costs, operation and maintenance costs and an unfavorable mark to market adjustment during the nine months ended September 30, 2002 under SFAS No. 133, and partially offset by a reduction in non-income based taxes.

         Depreciation and amortization costs were $74.5 million and $207.8 million for the three and nine months ended September 30, 2002, compared to $55.5 million and $132.8 million for the same periods in 2001, increases of $19.0 million and $75.0 million, or 34% and 56%. The increases are primarily due to increased depreciable costs resulting from acquisitions of generating facilities and capital additions to owned facilities.

         General, administrative and development costs were $66.8 million and $176.0 million for the three and nine months ended September 30, 2002, compared to $63.2 million and $143.1 million, for the same periods in 2001, an increase of $3.6 million and $32.9 million, or 6% and 23%, respectively. As a percent of revenues from majority owned operations, administrative and general expenses increased to 9% for the three months ended September 30, 2002 from 8% for the three months ended September 30, 2001. As a percent of revenues from majority owned operations, administrative and general expenses increased to 10% for the nine months ended September 30, 2002 from 8% for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 are due primarily to increased legal, technical and accounting expenses, employees and equipment resulting from expanded operations and acquisitions that took place in 2001. These increases in 2002 were partially offset with bad debt expense recorded at the Crockett project in 2001.

Special Charges

         During the third quarter of 2002, NRG Energy experienced credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity. NRG Energy applied the provisions of SFAS No. 144, to its construction and operational projects. NRG Energy completed an analysis of the recoverability of the asset carrying values of its projects factoring in the probability of different courses of action available to NRG Energy given its financial position and liquidity constraints significantly affected by NRG

Energy’s downgrade at the end of July 2002. As a result, NRG Energy determined that many of its construction projects and its operational projects became impaired during the third quarter of 2002 and should be written down to fair market value. In applying those provisions NRG Energy management considered cash flow analyses, bids and offers related to those projects. These impairments of several of NRG Energy assets were recognized as Special Charges in the third quarter of 2002 statement of operations. During the second and third quarters of 2002, NRG Energy recorded Special Charges of $56.4 million and $2,908.6 million, respectively. See Item 1 — Note 5 to the Consolidated financial statements and notes of this Form 10-Q for additional information.

         NRG Energy may be subject to additional charges and expenses related to the termination of construction and development projects which have not been recorded as of September 30, 2002. Such amounts will be recorded by NRG Energy as they are known and represent a valid claim against NRG Energy. NRG Energy is unable to determine the magnitude of these possible charges at this time. Additional asset impairments may be recorded by NRG Energy in periods subsequent to September 30, 2002, given the changing business conditions and the resolution of the pending restructuring plan. Management is unable to determine the possible magnitude of any additional asset impairments.

         During the second and third quarter of 2002, NRG Energy expensed charges of $20.5 million and $5.7 million, respectively, for expected severance costs associated with the combining of various functions of NRG Energy and, of this amount $4.9 million of cash was paid as of September 30, 2002. $2.5 million of the severance costs is a non-cash charge and is related to the accelerated vesting of stock options held by severed executives.

Other (Expense) Income

         Other expense for the three and nine months ended September 30, 2002, was $103.7 million and $337.7 million compared to $109.2 million and $285.0 million, for the same periods in 2001, a decrease of $5.5 million and an increase of $52.7 million, or 5% and 18% respectively. The decrease and increase in other expense for the three and nine months ended September 30, 2002, respectively compared to the same periods in 2001 was primarily due to increases in interest expense of approximately $14.9 million and $76.5 million, or 12% and 25%, for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. Interest expense includes both corporate and project level interest expense. The increase in interest expense is primarily due to increases in the outstanding amounts of corporate and project level debt. NRG Energy has issued substantial amounts of long and short-term debt at both the corporate level (recourse debt) and the project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions. NRG Energy also assumed significant amounts of project level debt upon completion of certain asset acquisitions, which also contributed to the increase in interest expense. During the three and nine months ended September 30, 2002, minority interest in earnings of consolidated subsidiaries decreased by $27.3 million and $33.7 million, respectively. The decrease is due primarily to the adverse impact on certain minority interest holders involved in those projects that were adversely affected by the write-downs of certain majority-owned projects. Other income, net contains primarily interest income on cash balances and realized and unrealized foreign currency exchange gains and losses resulting from operations that are not deferrable on the balance sheet.

Income Tax

         Income taxes for the three and nine months ended September 30, 2002 was a tax benefit of $106.5 million and $161.1 million compared to tax expense of $55.6 million and $68.2 million for the same period in 2001, decreases of $162.1 million and $229.3 million, respectively. The decrease in income tax expense of $162.1 million for the three months ended September 30, 2002 as compared to the same period in 2001 is due primarily to decreased earnings and asset impairment charges.

         Income taxes have been recorded on the basis that Xcel Energy will not include NRG Energy in its consolidated federal income tax return. It is uncertain if NRG Energy would be able to fully realize tax benefits on the asset impairments on a stand-alone basis.

         For the nine months ended September 30, 2002, NRG Energy’s overall effective tax rate was 5.1%, compared to an overall effective tax rate of 23.7% for the same period in 2001. This decrease is due to reduced current tax benefits on a stand-alone basis and a deferred tax valuation allowance. NRG Energy’s current income tax benefit recognized for the nine months ended September 30, 2002 does not include the impact of net pre-tax estimated operating losses of $681.2 million. The deferred tax benefit recognized for the nine months ended September 30, 2002 is net of a valuation allowance of $402.7 million.

         The tax benefit from Section 29 energy credits of $23 million recorded through June 30, 2002 has been reversed in the third quarter. On a stand-alone basis, NRG Energy will not have sufficient taxable income to claim such tax credits.

Critical Accounting Policies and Estimates

         NRG Energy’s discussion and analysis of its financial condition and results of operations are based upon NRG Energy’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges. These judgments in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported thought the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

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

         During the third quarter of 2002, NRG Energy recorded significant asset impairment charges under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as previously disclosed in Item 1 — Notes 2, 4, and 5 of the Consolidated Financial Statements of this Form 10-Q. In applying these accounting standards, NRG Energy’s management has determined that as of the balance sheet date certain events have taken place that warranted an analysis of the recoverability of certain of its project assets and investments. These events are primarily comprised of the general economic downturn and the recent downgrade of NRG Energy’s credit ratings. In doing such, management has consulted with experts, performed numerous calculations based on numerous assumptions and concluded that these assets have been permanently impaired resulting in the write-down through a charge to expense. These analyses were performed utilizing fair value estimates and discounted and undiscounted estimates of future cash flows and recently obtain bids believed to be good indications of fair value. Due to the nature of these valuations, calculations and the imposition of management’s judgment in determining these write-downs, the resulting asset values are subjective in nature.

         Refer to Item 8 — Note 2 of the Consolidated financial statements of NRG Energy’s Form 10-K for the year ended December 31, 2001 for additional discussion regarding all of NRG Energy’s accounting policies and estimates.

Liquidity and Capital Resources

         As discussed earlier, NRG Energy is not making any payments of principal and interest on its corporate level debt and neither NRG Energy nor certain of its subsidiaries are making payment of principal and interest on publicly held bonds and certain project level credit facilities. This failure to pay, coupled with past and anticipated proceeds from the sales of projects, has provided NRG Energy with adequate liquidity to meet its day-to-day operating costs. However, there can be no assurance that holders of NRG Energy indebtedness on which interest and principal are not being paid will not seek to enforce their remedies, which would likely lead to NRG Energy seeking relief under bankruptcy laws.

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

         NRG Energy has historically targeted a financial strategy that sustains investment grade ratings and diversifies investment risk. The recent downturn in the merchant energy markets has prompted a review of the capital structure, and as part of the restructuring NRG Energy will seek a capital structure that restores NRG Energy’s credit ratings to investment grade. See Part I — Item 1 — Note 8 of the Consolidated Financial Statements in this Form 10-Q for further discussion of the long and short -term debt issuances that NRG Energy has recently completed. For additional information on NRG Energy’s debt issuances, reference is also made to Item 8 — Note 9 of the Consolidated Financial Statements of NRG Energy’s Form 10-K for the year ended December 31, 2001.

In December 2001, Moody’s placed NRG Energy’s long-term senior unsecured debt rating on review for downgrade. In response to this threat to NRG Energy’s investment grade rating, on February 17, 2002, Xcel Energy announced a financial improvement plan for NRG Energy, which included an initial step of acquiring 100% of NRG through a tender offer to exchange all of the outstanding shares of NRG Energy common stock for Xcel Energy common shares. In addition, the plan included financial support to NRG Energy from Xcel Energy; marketing certain NRG Energy generating assets for possible sale; canceling and deferring capital spending for NRG Energy projects; and combining certain of NRG Energy’s functions with Xcel Energy’s system and organization. On June 3, 2002, Xcel Energy completed its exchange offer for the 26% of NRG Energy’s shares that had been previously publicly held. Xcel Energy offered NRG Energy shareholders 0.50 shares of Xcel Energy common stock for each outstanding share of NRG Energy common stock, representing a $650 million purchase price. During 2002, Xcel Energy has provided NRG Energy with $500 million of cash infusions. Throughout this period of time, Xcel Energy was in discussions with credit agencies and believed that its actions would be sufficient to avoid a downgrade of NRG Energy’s credit rating.

         However, even with NRG Energy’s efforts to avoid a downgrade, unexpectedly on July 26, 2002, Standard & Poors’ downgraded NRG Energy’s senior unsecured bonds below investment grade, and three days later Moody’s Investors’ Services also downgraded NRG Energy’s senior unsecured debt rating below investment grade. Over the next few months NRG senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds, were downgraded multiple times. After NRG Energy failed to make the payment obligations due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P lowered their ratings on NRG Energy’s unsecured bonds once again. Currently, unsecured bond obligations carry a rating of between CCC and D, depending on both the specific debt issue and the rating agency rating system.

         Substantially all of NRG Energy’s operations are conducted by project subsidiaries and project affiliates. NRG Energy’s cash flow and ability to service corporate-level indebtedness when due is dependent upon receipt of cash dividends and distributions or other transfers from NRG Energy’s projects and other subsidiaries. The debt agreements of NRG Energy’s subsidiaries and project affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of September 30, 2002, the following NRG Energy’s subsidiaries and project affiliates are restricted from making cash payments to NRG Energy: Loy Yang, Killingholme, Energy Center Kladno, LSP Energy (Batesville), NRG South Central and NRG Northeast Generating do not currently meet the minimum debt service coverage ratios required for these projects to make payments to NRG Energy; additionally, Crockett Cogeneration is limited in its ability to make distributions to NRG Energy and its other partners. Killingholme, Crockett Cogeneration, NRG South Central and NRG Northeast Generating are in default on their credit agreements. NRG Energy believes the situations at Energy Center Kladno, Loy Yang, and LSP Energy (Batesville) do not create an event of default and will not allow the lenders to accelerate the project financings thus these entities are not currently in default.

         NRG South Central Generating, NRG McClain, MidAtlantic, Flinders, NRG Northeast Generating, Killingholme and Enfield are also precluded from making payments to NRG Energy due to unfunded debt service reserve accounts. Prior to the NRG Energy downgrades, the debt service reserve accounts were funded with letters of guarantee from the parent company. Following the downgrade, these accounts were required to be funded with cash within five to thirty days following the downgrade. The accounts were not funded with cash from NRG Energy, and after allowing for respective cure periods, as such create an event of default and allows the lenders to accelerate the project financing.

         Starting in August 2002, NRG Energy engaged in the preparation of a comprehensive business plan and forecast. The business plan detailed the strategic merits and financial value of NRG Energy’s projects and operations. It also anticipates that NRG Energy will function independently from Xcel Energy and thus all plans and efforts to combine certain functions of the companies were terminated. NRG Energy utilized independent electric revenue forecasts from an outside energy markets consulting firm to develop forecasted cash flow included in the business plan. Management concluded that the forecasted free cash flow available to NRG Energy after servicing project-level obligations will be insufficient to service recourse debt obligations. Based on this information and in consultation with Xcel Energy and its financial advisor, NRG Energy prepared and submitted a restructuring plan on November 4, 2002 to various lenders, bondholders and other creditor groups (collectively, “NRG Energy’s Creditors”) of NRG Energy and its subsidiaries. The restructuring plan is expected to serve as a basis for negotiations with NRG Energy’s Creditors in a financially-restructured NRG Energy and, among other things, proposes (i) holders of secured (project-level) debt would either (a) have their debt reinstated with agreed modifications or (b) receive the collateral securing such debt and a claim or claims to the extent such debt is under-secured; (ii) holders of unsecured debt, holders of secured recourse claims against NRG Energy, and holders of other general unsecured claims against NRG Energy would receive a pro rata share of (a) an aggregate of $500 million of junior secured debt of reorganized NRG Energy and (b) 95% of the common equity of reorganized NRG Energy; and (iii) holders of project-level general unsecured claims that are non-recourse to NRG Energy would receive a pro rata share of the remaining 5% of the common equity of reorganized NRG Energy.

         Under the proposed plan, owned assets with unfunded debt service reserve accounts would be funded at the project level over time with operating cash from the projects as it becomes available. The following lists amounts currently required to fund such accounts:

NRG Northeast Generating LLC	$78.3 million

NRG Peaker Finance Co	$78.7 million

NRG South Central Generating LLC	$46.6 million

Mid-Atlantic Generating	$23.4 million

Flinders Power Finance Pty	$20.3 million

NRG McClain	$7.4 million*

Enfield	$3.4 million

*	Includes both a debt service reserve and maintenance reserve fund.

         NRG Energy estimates that approximately $75 million will be required for general corporate purposes through December 31, 2002. This amount includes funds for direct corporate obligations and net requirements for continuing operations.

         NRG Energy plans to fund these liquidity needs with cash on hand and cash proceeds from asset sales. As of September 30, 2002, NRG Energy had $347 million of cash on hand, which includes approximately $245 million available for general corporate purposes.

         Going forward, NRG Energy estimates $125 to $150 million for capital spending in 2003. This amount includes capital improvements, minor refurbishments, and extensions of projects in operation.

         NRG Energy plans to fund these liquidity needs with cash on hand, operating cash from generating assets, a $300 million infusion from Xcel Energy, and the issuance of project level debt. NRG Energy’s current financial plan estimates cash from operations of approximately $350 million for 2003.

         During 2002, Xcel Energy has provided NRG Energy with $500 million of cash infusions. In May 2002, Xcel Energy and NRG Energy entered into a support and capital subscription agreement pursuant to which Xcel Energy agreed, under certain circumstances, to provide an additional $300 million to NRG Energy. Xcel Energy has not, to date, provided funds to NRG Energy under this agreement, however, Xcel Energy is willing to make this contribution if the restructuring plan discussed earlier is approved by the creditors.

         In the second-quarter 2002, NRG Energy announced it had completed the sale of its ownership interests in an Australian energy company, Energy Development Limited (EDL) and its 50% interest in Collinsville Power Station in Australia. NRG Energy received proceeds of approximately $45 million in exchange for its ownership interest in these two assets.

         NRG Energy plans to sell its 60% interest in Compania Electrica Central Bulo Bulo S.A. (Bulo Bulo), a Bolivian corporation, and its 50% interest in Termorio S.A., a Brazilian corporation that owns a thermal generation project under construction in Brazil. NRG Energy also has announced the transfer of its indirect 50% interest in SRW Cogeneration LP (SRW), which owns a cogeneration facility in Orange County, Texas; the sale of its 57.7% interest in the Crockett Cogeneration Project and the sale of its 39.5% indirect partnership interest in the Mt. Poso Cogeneration Company, a California limited partnership (Mt. Poso), in California. These transactions are expected to reach financial close in the fourth quarter of 2002 and the company expects to realize net cash proceeds in the amount of approximately $160 million.

         As of September 30, 2002, NRG Energy also announced the sales of its Csepel power generating facilities, its 44.5% interest in the ECKG power station and its interest in Entrade, an electricity trading business. These transactions are expected to reach financial close in the first quarter of 2003 and the company expects to realize cash proceeds of approximately $193 million. For additional information regarding assets held for sale see Item 1 — Note 2 of the Consolidated financial statements.

         For additional information regarding NRG Energy’s subsidiaries and project affiliates that are restricted from making cash distributions to NRG Energy given certain events of default see Item 1 — Note 8 of the Consolidated financial statements.

Cash Flows

	For the Nine Months Ended

	September 30,	September 30,
(In thousands)	2002	2001

Net cash provided by operating activities	$411,836	$302,694

         Net cash provided by operations increased during the nine months ended September 30, 2002 compared to the same period in 2001, primarily because of favorable changes in working capital items during the nine months ended September 30, 2002 compared to the same period in 2001. The most significant changes in working capital items related to the increase in accounts payable during 2002. This increase is related to NRG Energy’s recently implemented cash management procedures. Due to NRG Energy’s current liquidity concerns, payment of certain items has been temporarily suspended, pending the completion of the comprehensive restructuring plan. Net cash from operations for the nine months ended September 30, 2002 as compared to the same period in 2001 was also positively impacted adjustments to net income (loss) for non-cash charges such as depreciation and amortization expense and non-cash charges for asset impairments and project write-downs. However, these favorable adjustments were offset by unfavorable adjustments for items such as the non-cash gain related to deferred income taxes and the adjustment related to the amortization of assumed out of market power contracts as compared to the prior period.

Net cash used by investing activities	$(1,496,645)	$(4,188,066)

         Net cash used by investing activities for the nine months ended September 30, 2002 decreased in comparison to the same period in 2001. The decrease is directly related to the overall reduction in expenditures for acquisitions and capital projects during the nine months ended September 30, 2002 for acquisitions and capital expenditures.

Net cash provided by financing activities	$1,278,497	$3,970,940

         Net cash provided by financing activities for the nine months ended September 30, 2002 decreased compared to the same period in 2001, primarily due to lower capital requirements for investing activities. During the nine months ended September 30, 2002, NRG Energy’s financing activities were limited primarily to the increase in the corporate revolving line of credit, which was primarily used to pay down a bridge loan of $600 million, additional draw downs on the construction revolver facility, the issuance of $500 million of convertible notes to Xcel Energy which were subsequently converted to permanent equity and completion of the $325 million peaker financing transaction. During the same period in 2001, NRG Energy issued significantly more amounts of long and short-term debt and equity securities to finance its acquisition program.

Capital Commitments

Construction Program Sources

         NRG Energy has generally financed the acquisition and development of its projects under financing arrangements to be repaid solely from each of its projects cash flows, which are typically secured by the plant’s physical assets and equity interests in the project company. Financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the capital requirements of NRG Energy and its subsidiaries. During the nine months ended September 30, 2002, NRG Energy has financed its acquisition and construction activities through a combination of both short and long term corporate level and project level financings, cash infusions from Xcel Energy and to a limited extent operating cash flows. Additional financing sources include cash proceeds from asset sales. For information regarding NRG Energy’s short and long-term financing activities see Item 1 — Note 8 to the Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations and Commercial Commitments

         NRG Energy has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure programs. The credit rating downgrades, defaults under certain agreements increased collateral requirements, the special charges described in Item 1 — Note 5 of the consolidated financial statements and reduced liquidity that have occurred during the quarter ended September 30, 2002, have caused approximately $6.7 billion of long-term debt to be classified as a current liability. The impact of the classifications are reflected in the tables. The following are summarized tables of contractual obligations.

	Payments due by period as of September 30, 2002

(In thousands)		Short	1-3	4-5	After
Contractual Cash Obligations	Total	Term	Years	Years	5 years

Long term debt	$8,098,739	$6,964,535	$111,838	$565,823	$456,543

Capital lease obligations	550,125	24,933	41,010	41,010	443,172

Operating leases	87,779	10,742	19,111	16,311	41,615

Short term debt	1,014,871	1,014,871	—	—	—

Total contractual cash obligations	$9,751,514	$8,015,081	$171,959	$623,144	$941,330

	Amount of commitment expiration per period
	As of September 30, 2002

(In thousands)		Short	1-3	4-5	After
Other Commercial Commitments	Total	Term	Years	Years	5 years

Lines of credit	$2,081,000	$1,000,000	—	—	$1,081,000

Stand by letters of credit	179,083	179,083	—	—	—

Guarantees	687,861	192,990	90,803	62,000	342,068

Total commercial commitments	$2,947,944	$1,372,073	$90,803	$62,000	$1,423,068

Other Contingencies

California Liquidity Crisis

         NRG Energy’s California generation assets include a 57.67% interest in Crockett Cogeneration, a 39.5% interest in the Mt. Poso facility and a 50% interest in the West Coast Power partnership with Dynegy.

         In March 2001, the California Power Exchange (PX) filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and in April 2001, PG&E also filed for bankruptcy under Chapter 11. PG&E’s filing delayed collection of receivables owed to the Crockett facility. In September 2001, PG&E filed a proposed plan of reorganization. Under the terms of the proposed plan, which is subject to challenge by interested parties, unsecured creditors such as NRG Energy’s California affiliates would receive 60% of the amounts owed upon approval of the plan. The remaining 40% would be paid in negotiable debt with terms from 10 to 30 years. The California Power Exchange PX’s ability to repay its debt is dependent on the extent to which it receives payments from PG&E and SCE. On December 21, 2001, the California bankruptcy court approved PG&E’s assumption of the Crockett Power Purchase Agreement (it had previously affirmed Mt. Poso’s agreement) with PG&E and, in respect of the Crockett Power Purchase Agreement, approved a twelve-month repayment schedule of past due amounts totaling $49.6 million, plus interest. Through September 2002, Crockett received $41.3 million (excluding interest) from PG&E. The net outstanding amount due from PG&E at September 30, 2002 is $8.3 million.

         NRG Energy’s share of the net amounts owed to West Coast Power by the California ISO and PX totaled approximately $55.1 million as of September 30, 2002 compared to $85.1 million at December 31, 2001. These amounts reflect NRG Energy’s share of (a) total amounts owed to West Coast Power less (b) amounts that are currently treated as disputed revenues and are not recorded as accounts receivable in the financial statements of West Coast Power LLC, and reserves taken against accounts receivable that have been recorded in the financial statements. The decrease is primarily attributed to cash collections from the California ISO.

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

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

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

         In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases", as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases”. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

         SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on NRG Energy.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146), SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

Derivative Instruments

         The tables below disclose the derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at September 30, 2002 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at September 30, 2002.

Derivative Activity

Gains/(Losses)
(In thousands)

Fair Value of contracts outstanding at the beginning of the period	$(6,900)

Contracts realized or otherwise settled during the period	(5,367)

Fair value of new contracts when entered into during the period	—

Changes in fair values attributable to changes in valuation techniques	—

Other changes in fair values	(117,224)

Fair value of contracts outstanding at the end of the period	$(129,491)

Sources of Fair Value

	Fair Value of Contracts at Period End

	Maturity	Maturity	Maturity	Maturity	Total
Gains/(Losses)	Less than	1-3	4-5	in excess	Fair
(In thousands)	1 Year	Years	Years	of 5 Years	Value

Prices actively quoted	$(7,703)	$(3,567)	$1,043	$540	$(9,687)

Prices provided by other external sources	—	—	—	—	—

Prices based on models & other valuation methods	22,405	(104,220)	14,010	(51,999)	(119,804)

	$14,702	$(107,787)	$15,053	$(51,459)	$(129,491)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         NRG Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2001. There have been no material changes as of September 30, 2002, to the market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001 except as follows:

         Interest rates: As a result of various defaults under certain loan agreements, NRG Energy’s counterparties have terminated interest rate swaps with NRG Energy, Brazos Valley LP and NRG Finance Company I LLC. As a result of the interest rate swap agreement terminations, the amounts recorded for them as cash flow hedges in Other Comprehensive Income are expected to be relieved from the Other Comprehensive Income account over the remaining period of the debt. Until NRG Energy successfully restructures outstanding debt and returns to credit quality, the company will not seek to manage interest rate risk through the use of financial derivatives.

         Commodity Price: NRG Energy utilizes an undiversified “Value-at-Risk” (VAR) model to estimate a maximum potential loss in the fair value of its commodity portfolio including generation assets, load obligations and bilateral physical and financial transactions. The key assumptions for the NRG Energy VAR model include (1) a lognormal distribution of price returns (2) three day holding period and (3) a 95% confidence interval. The volatility estimate is based on the implied volatility for at the money call options. This model encompasses the following generating regions: Entergy, NEPOOL, NYPP, PJM, WSCC, SPP and Main. The estimated maximum potential three-day loss in fair value of NRG Energy’s commodity portfolio, calculated using the VAR model was $91.6 million and $71.7 million for September 30, 2002 and December 31, 2001, respectively.

Item 4. Controls and Procedures

         NRG Energy maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

         Since the Evaluation Date, there have not been any significant changes in NRG Energy’s internal controls or in other factors that could significantly affect such controls. However, a number of employees have left, which jeopardize the maintenance of the control structure.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

New York Environmental Litigation

         In January 2002 the New York Attorney General and the New York Department of Environmental Conservation filed suit in the United States District Court, Western District of New York against, NRG Energy and Niagara Mohawk Power Corporation, the prior owner of the Huntley and Dunkirk facilities in New York. The lawsuit relates to physical changes made at those facilities prior to NRG Energy’s assumption of ownership. The complaint alleges that these changes represent major modifications undertaken without the required permits having been obtained. Although NRG Energy has a right to indemnification by the previous owner for fines, penalties, assessments and related losses resulting from the previous owner’s failure to comply with environmental laws and regulations, NRG Energy could be enjoined from operating the facilities if the facilities are found not to comply with applicable permit requirements. NRG Energy filed a motion to dismiss the claims against it which was heard in July 2002. The Court’s ruling on that motion is still pending.

         In July 2001, Niagara Mohawk Power Corporation filed a declaratory judgment action in the Supreme Court for the State of New York, County of Onondaga, against NRG Energy and its wholly-owned subsidiaries, Huntley Power LLC and Dunkirk Power LLC. Niagara Mohawk Power Corporation requests a declaration by the Court that, pursuant to the terms of the Assets Sales Agreement under which NRG Energy purchased the Huntley and Dunkirk generating facilities from Niagara Mohawk (the ASA), defendants have assumed liability for any costs for the installation of emissions controls or other modifications to or related to the Huntley or Dunkirk plants imposed as a result of violations or alleged violations of environmental law. Niagara Mohawk Power Corporation also requests a declaration by the Court that, pursuant to the ASA, defendants have assumed all liabilities, including liabilities for natural resource damages, arising from emissions or releases of pollutants from the Huntley and Dunkirk plants, without regard to whether such emissions or releases occurred before, on or after the closing date for the purchase of the Huntley and Dunkirk plants. NRG Energy has counterclaimed against Niagara Mohawk Power Corporation, and the parties have exchanged materials.

California Litigation

         NRG Energy and other power generators and power traders have been named as defendants in certain private plaintiff class actions filed in the Superior Court of the State of California for the County of San Diego in November 2000 (Pamela R. Gordon v. Reliant Energy, Inc., et al. and Ruth Hendricks v. Dynegy Power Marketing Inc., et al). NRG Energy has also been named in another suit filed in January 2001 in San Diego County and brought by three California water districts, as consumers of electricity (Sweetwater Authority v. Dynegy, Inc., et al.), and in two suits filed in San Francisco County, one brought by the San Francisco City Attorney on behalf of the People of the State of California (The People of the State of California v. Dynegy Power Marketing, Inc., et al.) and one brought by Pier 23 Restaurant as a class action (Pier 23 Restaurant v. PG&E Energy Trading, et al.). Certain NRG Energy affiliates in NRG Energy’s West Coast Power joint venture with Dynegy (Cabrillo I and II, Long Beach Generation and El Segundo Power) have been named as defendants in a state court action in Los Angeles County (Bustamonte v. Dynegy, Inc., et al.).

         Although the complaints contained a number of allegations, the basic claim is that, by underbidding forward contracts and exporting electricity to surrounding markets, the defendants, acting in collusion, were able to drive up wholesale prices on the Real Time and Replacement Reserve markets, through the Western States Coordinating Council and otherwise. The complaints alleged that the conduct violated California antitrust and unfair competition laws. NRG Energy does not believe that it has engaged in any illegal activities, and is vigorously defending these lawsuits. These six civil actions brought against NRG Energy and other power generators and power traders in California were consolidated in the San Diego County Superior Court, and the plaintiffs in these six consolidated civil actions filed a master amended complaint reiterating the allegations contained in their complaints and alleging that defendants’ anti-competitive conduct damaged the general public and class members in an amount in excess of $1.0 billion. Two of the defendants in these actions, Reliant and Duke, subsequently filed cross-complaints naming additional market participants, some of whom removed the actions to the United States District Court for the Southern District of California federal court. Now under advisement in that court are the plaintiffs’ motion to remand the cases to state court and motions by the cross-defendants to dismiss the cases against them.

         On March 20, 2002 the Attorney General of California filed at the FERC a complaint against specific named generators and marketers (including Dynegy Power Marketing, Inc., which serves as the scheduling coordinator for certain NRG affiliates) and against “all other public utility sellers of energy and ancillary services into markets operated by the California Power Exchange and California Independent System Operator.” The complaint alleged that defendants violated the FERC’s grant of market-based rate authority by failing to file their rates, as required by Section 205(c) of the Federal Power Act and numerous FERC orders requiring the filing of transaction-specific information about defendants’ sales and purchases at market-based rates. The plaintiff sought injunctive relief to compel defendants’ prospective compliance with Section 205 of the Federal Power Act, as well as refunds on behalf of California purchasers to the extent prior transactions are found to exceed just and reasonable price levels. The FERC dismissed the complaint and the Attorney General has now sought review of that decision by the Ninth Circuit Court of Appeals.

         On March 29, 2002, the Attorney General of California entered into an agreement to toll the statute of limitations for two threatened lawsuits against Xcel Energy, Inc., NRG Energy, Dynegy, Inc., Dynegy Power Marketing, Inc., and certain NRG Energy affiliates. The tolling agreement applies to threatened actions similar to two sets of cases filed in April 2002 by the Attorney General of California; one set, filed in federal court against Mirant and Reliant under Section 7 of the federal Clayton Act and Section 17200 (Unfair Competition Act) of the California Business and Professions Code, alleges that those companies acquired an excessive number of California power plants, which allowed them to illegally exercise market power, limit competition and raise prices. The other set of cases was filed in California state court against Reliant, Mirant, Williams, Powerex and Coral Power, alleging that these power companies made thousands of illegally priced energy sales, in violation of California’s Unfair Competition Act, and seeking penalties of up to $2,500 per violation. The defendants removed these state court actions to federal court and filed motions to dismiss, while the Attorney General filed motions to remand the cases to state court On August 6, 2002, the United States District Court for the Northern District of California denied the Attorney General’s remand motion and we await the Court’s ruling on the defendants motion to dismiss.

         On March 11, 2002, the Attorney General of California filed a state court civil complaint against NRG Energy, certain NRG Energy affiliates, Xcel Energy, Dynegy, Inc. and Dynegy Power Marketing, Inc., alleging antitrust violations in the ancillary services market. The complaint alleges that defendants repeatedly sold electricity-generating capacity to the California ISO for use as a reserve and subsequently, and impermissibly, sold the same capacity into the “spot” market for wholesale power, unlawfully collecting millions of dollars. Similar complaints were filed against other power generators. The plaintiff seeks an injunction against further similar acts by the defendants, and also seeks restitution, disgorgement of all proceeds, including profits, gained from these sales, and certain civil penalties. As in the above-described state court cases by the California Attorney General against other generators, the defendants removed the case to the United States District Court for the Northern District of California and the Attorney General sought remand to state court. As noted above, the determined that all the cases brought by the Attorney General are properly in federal court, and the Court will soon rule on defendants’ motions to dismiss all the cases.

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

         In mid-July, 2002, a Public Utility District in the State of Washington instituted an action in the United States District Court for the Central District of California against a group of generators and traders, including the Company (Public Utility District No. 1 of Snohomish County v. Dynegy Power Marketing, Inc., et al.). This action seeks injunctive and equitable relief, including restitution and disgorgement with respect to monetary injuries, for violations of California Business & Professions Code Sections 16720 and 17200 for alleged combining by the defendants to restrain the amount of energy available for sale through the California PX and ISO energy markets, conspiring to illegally obtain and trade information relating to energy supply, pricing and demand, and combining to raise the “market clearing bid” for electric energy on the PX wholesale markets, all of which allegedly raised prices for electricity to retail and wholesale consumers in the Pacific Northwest. This case is now before Federal

District Judge Whaley, sitting in San Diego, and the Company intends to file motions to dismiss the complaint and strike all damage claims.

FERC Investigation

         In May 2002, the FERC issued data requests to all sellers of wholesale electricity and/or ancillary services and natural gas in the United States portion of the Western States Coordinating Council (WSCC) and/or Texas, requesting information in respect of such seller’s use of certain trading strategies and transactions. The Company conducted an internal investigation in response to these data requests and filed its responses with the FERC. In the Company’s responses, NRG Energy denied engaging in any such trading activity to generate revenues without economic risk, to increase volume, or any other improper purposes.

Fortistar Capital v. NRG Energy

         In July 1999, Fortistar Capital Inc., a Delaware corporation, filed a complaint in District Court (Fourth Judicial District, Hennepin County) in Minnesota against NRG Energy asserting claims for injunctive relief and for damages as a result of NRG Energy’s alleged breach of a confidentiality letter agreement with Fortistar relating to the Oswego facility in New York. NRG Energy disputed Fortistar’s allegations and asserted numerous counterclaims. In October 1999, NRG Energy, through a wholly-owned subsidiary, closed on the acquisition of the Oswego facility. In April and December 2000, NRG Energy filed summary judgment motions to dispose of the litigation. A hearing on these motions was held in February 2001 and certain of Fortistar’s claims were dismissed. On May 8, 2002 the parties entered into a binding, conditional settlement of the litigation, pending certain approvals and final agreement on the terms of the settlement. The settlement also encompassed litigation between the parties with respect to Minnesota Methane LLC. At the end of August, 2002, NRG Energy asserted that conditions for consummation of the settlement had not been met, while Fortistar moved the Court to enter judgment against NRG Energy to enforce the settlement. At the Court’s encouragement, the parties are now engaged in further settlement efforts to resolve all outstanding issues between them.

NYDEC Opacity Notice of Violation

         NRG Energy became part of an opacity consent order as a result of acquiring its Huntley, Dunkirk and Oswego plants from Niagara Mohawk. At the time of financial close on these assets, a consent order was being negotiated between Niagara Mohawk and the NYDEC; it required Niagara Mohawk to pay a stipulated penalty for each opacity event at these facilities. On January 14, 2002, the NYDEC issued NRG Energy Notices of Violations (NOV) for opacity events, which had occurred since the time NRG Energy assumed ownership of the Huntley, Dunkirk and Oswego generating stations. The NOVs allege that a total of 7,231 events had occurred where the average opacity during a six-minute block of time had exceeded 20%. The NYDEC proposed a penalty associated with the NOVs of $900,000. NRG Energy is in negotiations with the NYDEC to settle the dispute.

Shareholder Litigation

         In February 2002, individual stockholders of NRG Energy filed nine separate, but similar, class action complaints in the Delaware Court of Chancery against Xcel Energy, NRG Energy and the nine members of NRG Energy’s board of directors. A similar class action lawsuit was filed in a Minnesota state court. Each of the actions challenged the offer and merger, which is discussed in Note 1 to the Financial Statement contained in Part 1, Item 1 of this quarterly report on Form 10-Q, and contained various allegations of wrongdoing on the part of the defendants in connection with the offer and the merger. As of April 3, 2002, counsel for the parties to the consolidated action in the Delaware Court of Chancery and the Minnesota action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on the increase by Xcel Energy of the exchange ratio in the offer and merger to 0.50. That understanding awaits finalization.

Stone & Webster, Inc. and Shaw Constructors, Inc. v. Xcel Energy, Inc., NRG Energy, Inc., et al.

         In late October 2002, an action commenced in the Federal District Court for the Southern District of Mississippi. Plaintiffs seek recovery of $130.2 million plus applicable fees, costs of demobilization, cancellation costs and punitive damages against Xcel Energy, NRG Energy, certain affiliates of NRG Energy and individual executives of NRG Energy. The claims relate to sums allegedly owed on Plaintiffs’ turnkey contract with NRG Energy’s affiliate, NRG Pike Energy, LLC (Pike) to construct a gas-fired combined cycle power plant in Pike County, Mississippi. Plaintiffs allege that NRG Energy and the other named Defendants are control persons and alter egos of Pike and the guarantor of its contractual performance. Responses to the complaint are now due in December 2002.

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

Item 3. Defaults Upon Senior Securities

         The Company has identified the following material defaults with respect to the indebtedness of the Company and its significant subsidiaries:

$350 million 8.25% Senior Unsecured Notes due 2010 issued by NRG Energy

•	Failure to make $14.4 million interest payment

$250 million 8.7% Remarketable or Redeemable Securities due 2005 issued by NRG Energy Pass-Through Trust 2000-1

•	Failure to make $10.9 million interest payment

$240 million 8% Remarketable or Redeemable Securities due 2013 issued by NRG Energy

•	Failure to make $9.6 million interest payment

$350 million 7.75% Senior Unsecured Notes due 2011 issued by NRG Energy

•	Failure to make $13.6 million interest payment

$500 million of 8.625% Senior Unsecured Notes due 2031 issued by NRG Energy

•	Failure to make $21.6 million interest payment

$1.0 billion 364-Day Revolving Credit Agreement dated March 8, 2002, among NRG Energy ABN Amro Bank NV, as Administrative Agent and the other parties

•	Failure to make $7.6 million interest payment

•	Missed minimum interest coverage ratio of 1.75x

•	Violated minimum net tangible worth of $1.5 billion

$125 million Standby Letter of Credit Facility dated November 30, 1999, among NRG Energy, Australia and New Zealand Banking Group Limited, as Administrative Agent, and the other parties thereto

•	Missed minimum interest coverage ratio of 1.75x

•	Violated minimum net tangible worth of $1.5 billion

•	Cross default to $1.0 billion revolving line of credit agreement

$2.0 billion Credit Agreement, dated May 8, 2001 among NRG Finance Company I LLC, Credit Suisse First Boston as Administrative Agents, and the other parties thereto

•	Failure to make $267,000 interest payment

•	Failure to make $2.9 million interest payment

•	Failure to make $5.4 million interest and fees payment

•	Failure to fund equity obligations for construction

•	Failure to post collateral requirements due under equity support agreement

$325 million Series A floating rate Senior Secured Bonds due 2019 issued by NRG Peaker Finance Company LLC

•	Failure to remove liens placed on one of the project company assets

•	A cross default resulting from failure by NRG Energy to make payments of principal, interest and other amounts due on NRG Energy’s debt for borrowed money in excess of $50 million in the aggregate

$500 million of 8.962% Series A-1 Senior Secured Notes due 2016 issued by NRG South Central Generating LLC

•	Failure to make $20.2 million interest and $12.75 million principal payment

•	Failure to fund debt service reserve account

$300 million 9.479% Series B-1 Senior Secured bonds due 2024 issued by NRG South Central Generating LLC

•	Failure to make $14.2 million interest payment

•	Failure to fund debt service reserve account

$320 million of 8.065% Series A Senior Secured Bonds due 2004 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$130 million of 8.824% Series B Senior Secured Bonds due 2015 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$300 million of 9.29% Series C Senior Secured Bonds due 2024 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$580 million Loan Agreement dated June 25, 2001, as amended, among MidAtlantic Generating LLC, JP Morgan Chase Bank, as Administrative Agent, and the other parties thereto

•	Failure to fund the debt service reserve account

$554 million, Credit and Reimbursement Agreement dated November 12, 1999, as amended, among, LSP Kendall Energy LLC, Societe General, as Administrative Agent and the other parties thereto

•	Liens placed against project assets

£325 million Amended and Restated Facility Agreement dated, September 5, 2001, among Sterling Luxembourg (no. 3) S.A.R.L., Killingholme Power Limited, Banc of America Securities Limited, as Administrative Agent, and the other parties thereto

•	Failure to fund the debt service reserve account

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Officer Certification

(b)	Reports on Form 8-K:

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

On September 16, 2002, NRG Energy filed a Form 8-K reporting under Item 5 – Other Events.

In connection with the filing of NRG Energy’s parent company financial statements and to reflect events since the time of the original filing, NRG Energy reissued its audited financial statements for 2000 and 2001.

On September 24, 2002, NRG Energy filed a Form 8-K reporting under Item 5 – Other Events.

On Monday, September 16, 2002, Xcel Energy announced that NRG Energy, Inc. (a wholly owned subsidiary) did not make payments on four debt issues due September 16, 2002.

On October 4, 2002, NRG Energy filed a Form 8-K reporting under Item 5 – Other Events.

On October 1, 2002, NRG Energy announced the end of the fifteen-day grace period for payment of $47 million in combined principal and interest payments on the NRG South Central LLC (a wholly owned subsidiary of NRG Energy) 8.962 percent, series A-1 senior secured bonds due 2016 and 9.479% series B-1 senior secured bonds due 2024.

On October 24, 2002, NRG Energy filed a Form 8-K reporting under Item 5 – Other Events.

On October 18, 2002, NRG Energy announced that it had reached an agreement with certain of its bank lenders to extend until November 15, the deadline by which it must post approximately $1 billion of cash collateral in connection with certain bank loan agreements. NRG Energy also announced the filing by The Shaw Group Inc. of an involuntary petition for liquidation of LSP-Pike Energy, LLC under Chapter 7 of the U.S. Bankruptcy Code. Shaw, the contractor for NRG Energy’s Pike power plant construction project in Holmesville, Mississippi, also filed suit against NRG Energy and Xcel Energy alleging claims connected with the Pike project.

On October 30, 2002, NRG Energy filed a Form 8-K reporting under Item 5 – Other Events.

On October 29, 2002, NRG Energy announced that it will not make the quarterly interest payment on the NRG 6.50% senior debentures due May 16, 2006 which trade with the associated purchase contracts as NRG corporate units (NYSE: NRZ).

On November 5, 2002, NRG Energy filed a Form 8-K reporting under Item 5 – Other Events.

On November 1, 2002, NRG Energy announced it will not make a $9.6 million interest payment due on November 1, 2002 on $240 million in eight percent senior unsecured notes. NRG has until December 1, 2002 to make payment on the corporate level bond to avoid default.

Cautionary Statement Regarding Forward Looking Information

         The information presented in this quarterly report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “believes,” and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The Company’s ability to reach agreements with its lenders and creditors to restructure debt and delay the funding of collateral required following the Company’s ratings downgrades by Moody’s and Standard & Poor’s;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	The Company’s ability to sell assets in the amounts and on the time table assumed;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Energy has a financial interest;

•	General economic conditions including inflation rates and monetary or currency exchange rate fluctuations; the risk of a significant slowdown in growth in the U.S. economy or risk of delay in growth recovery in the U.S. as a consequence of the September 11, 2001 terrorist attacks and other factors;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or credit ratings;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment;

•	Increased competition in the power generation industry;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Factors associated with various investments including conditions of final legal closing, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations;

•	Limitations on NRG Energy’s ability to control the development or operation of projects in which the Company has less than 100% interest;

•	The lack of operating history at development projects, the lack of NRG Energy’s operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive contracts, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Energy’s control;

•	The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Energy’s control;

•	Factors challenging the successful integration of projects not previously owned or operated by NRG Energy, including the ability to obtain operating synergies;

•	Factors associated with operating in foreign countries including: delays in permitting and licensing, construction delays and interruption of business, political instability, risk of war, expropriation, nationalization, renegotiation, or nullification of existing contracts, changes in law, and the ability to convert foreign currency into United States dollars;

•	Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis, which could adversely affect the continued deregulation of the electric industry;

•	Other business or investment considerations that may be disclosed from time to time in NRG Energy’s Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy’s Registration Statement No. 333-62958, as amended, and all supplements therein.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC.

(Registrant)

/S/ C. ADAM CARTE

C. Adam Carte

Chief Financial Officer, Vice President and Treasurer

(Principal Financial Officer)

/S/ WILLIAM T. PIEPER

William T. Pieper

Vice President and Controller

(Principal Accounting Officer)

Date: November 18, 2002

CERTIFICATIONS

I, C. Adam Carte, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NRG Energy, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/S/ C. ADAM CARTE

C. Adam Carte

Chief Financial Officer, Vice President and Treasurer

I, Wayne H. Brunetti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NRG Energy, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/S/ WAYNE H. BRUNETTI

Wayne H. Brunetti

Chairman and Chief Executive Officer