Form 10-Q
period 2003-03-31
NRG ENERGY INC
filed 2003-05-20
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2003	Commission File Number: 001-15891

NRG Energy, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	41-1724239 (I.R.S. Employer Identification No.) 55402 (Zip Code)

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

Yes [X]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

Yes [ ]	No [X]

     As of May 15, 2003, there were 3 shares of Class A common stock and 1 share of Common stock outstanding, all of which were owned by Xcel Energy Wholesale Group Inc.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]	No [ ]

Part I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2003	2002

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$533,640	$464,485
Equity in earnings of unconsolidated affiliates	45,629	18,284

Total operating revenues and equity earnings	579,269	482,769

Operating Costs and Expenses
Cost of majority-owned operations	395,696	324,057
Depreciation and amortization	70,194	54,060
General, administrative and development	50,814	65,292
Write downs on equity method investments	16,591	—
Special charges	45,759	—

Total operating costs and expenses	579,054	443,409

Operating Income	215	39,360

Other Income (Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	53	(325)
Other income, net	11,759	2,609
Interest expense, net	(181,268)	(105,706)

Total other expense	(169,456)	(103,422)

Loss From Continuing Operations Before Income Taxes	(169,241)	(64,062)
Income Tax Expense/(Benefit)	34,573	(28,024)

Loss from Continuing Operations	(203,814)	$(36,038)
Income on Discontinued Operations, net of Income Taxes	191,182	9,575

Net Loss	$(12,632)	$(26,463)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
(In thousands)	2003	2002

Assets
Current Assets
Cash and cash equivalents	$333,092	$385,055
Restricted cash	272,181	282,583
Accounts receivable — trade, less allowance for doubtful accounts of $74,813 and $67,530	347,736	283,591
Current portion of notes receivable — affiliates	—	2,442
Current portion of notes receivable	3,197	3,000
Income tax receivable	13,522	4,486
Inventory	235,260	267,923
Derivative instruments valuation	21,890	28,791
Prepayments and other current assets	204,460	139,293
Current assets held for sale	17,178	101,950

Total current assets	1,448,516	1,499,114

Property, Plant and Equipment, at Original Cost
In service	6,824,921	6,799,878
Under construction	420,682	623,750

Total property, plant and equipment	7,245,603	7,423,628
Less accumulated depreciation	(695,765)	(625,706)

Net property, plant and equipment	6,549,838	6,797,922

Other Assets
Equity investments in affiliates	917,027	884,263
Notes receivable, less current portion — affiliates	162,402	206,308
Notes receivable, less current portion	789,209	778,945
Intangible assets, net of accumulated amortization of $23,121 and $22,869	75,563	77,979
Debt issuance costs, net of accumulated amortization of $55,358 and $50,382	133,825	141,706
Derivative instruments valuation	80,427	90,766
Other assets, net of accumulated amortization of $4,539 and $4,229	22,429	39,783
Non-current assets held for sale	53,257	379,772

Total other assets	2,234,139	2,599,522

Total Assets	$10,232,493	$10,896,558

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
(In thousands)	2003	2002

Liabilities and Stockholder’s Deficit
Current Liabilities
Current portion of long-term debt	$6,994,578	$7,193,237
Revolving line of credit	1,000,000	1,000,000
Project-level, non-recourse debt	30,959	30,064
Accounts payable — trade	534,755	573,716
Accounts payable — affiliate	67,921	56,610
Accrued property, sales and other taxes	39,174	27,677
Accrued salaries, benefits and related costs	21,184	21,137
Accrued interest	340,038	289,815
Derivative instruments valuation	18,314	13,439
Other current liabilities	156,649	111,447
Current liabilities held for sale	105,339	515,161

Total current liabilities	9,308,911	9,832,303

Other Liabilities
Long-term debt	1,183,116	1,184,287
Deferred income taxes	126,021	89,532
Postretirement and other benefit obligations	62,945	67,495
Derivative instruments valuation	106,746	91,039
Other long-term obligations	149,435	143,943
Minority interest	29,815	29,841
Non-current liabilities held for sale	18,381	154,317

Total liabilities	10,985,370	11,592,757

Commitments and Contingencies
Stockholder’s Deficit
Class A — common stock; $.01 par value; 100 shares authorized; 3 shares at March 31, 2003 and at December 31, 2002 issued and outstanding	—	—
Common stock; $.01 par value; 100 shares authorized, 1 share at March 31, 2003 and at December 31, 2002 issued and outstanding	—	—
Additional paid-in capital	2,227,692	2,227,692
Retained deficit	(2,841,565)	(2,828,933)
Accumulated other comprehensive loss	(139,004)	(94,958)

Total stockholder’s deficit	(752,877)	(696,199)

Total Liabilities and Stockholder’s Deficit	$10,232,493	$10,896,558

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Deficit
For the Three Months Ended March 31, 2003 and March 31, 2002
(Unaudited)

	Class A
	Common		Common				Accumulated
					Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder's
(In thousands)	Stock	Shares	Stock	Shares	Capital	Equity/(Deficit)	(Loss)/Income	Equity/(Deficit)

Balances at December 31, 2001	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129
Net Loss						(26,463)		(26,463)
Foreign currency translation adjustments and Other							6,569	6,569
Deferred unrealized Gains on derivatives, net							12,394	12,394

Comprehensive loss for three months ended March 31, 2002								(7,500)
Issuance of common Stock			3	235	3,491			3,494

Balances at March 31, 2002	$1,476	147,605	$512	51,174	$1,717,475	$608,886	$(95,226)	$2,233,123

Balances at December 31, 2002	$—	—	$—	—	$2,227,692	$(2,828,933)	$(94,958)	$(696,199)

Net Loss						(12,632)		(12,632)
Foreign currency translation adjustments and Other							13,090	13,090
Deferred unrealized loss on derivatives, net							(57,136)	(57,136)

Comprehensive loss for three months ended March 31, 2003								(56,678)

Balances at March 31, 2003	$—	—	$—	—	$2,227,692	$(2,841,565)	$(139,004)	$(752,877)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,

(In thousands)	2003	2002

Cash Flows from Operating Activities
Net (loss)/income	$(12,632)	$(26,463)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Undistributed equity in earnings of unconsolidated affiliates	(16,897)	9,345
Depreciation and amortization	70,900	66,611
Deferred income taxes	35,300	6,707
Minority interest	(217)	1,921
Unrealized (gains)/loss on energy contracts	23,801	(639)
Write-downs on equity method investments	16,591	—
Asset impairments	24,289	—
Amortization of deferred financing costs	6,812	5,438
Amortization of assumed out-of-market power contracts	—	(15,324)
Gain on sale of discontinued operations	(220,602)	—
Cash provided (used) by changes in certain working capital items, net of acquisition effects
Accounts receivable	(60,191)	(28,887)
Accounts receivable — affiliates	—	(2,701)
Accrued income taxes	(8,835)	(16,601)
Inventory	33,436	(2,881)
Prepayments and other current assets	(59,538)	(33,925)
Accounts payable	4,378	23,360
Accounts payable — affiliates	2,237	(16,390)
Accrued property, sales and other taxes	10,542	18,953
Accrued salaries, benefits and related costs	(4,978)	(17,102)
Accrued interest	58,971	11,251
Other current liabilities	371	2,786
Cash used by changes in other assets and liabilities	7,792	(12,880)

Net Cash Used by Operating Activities	(88,470)	(27,421)

Cash Flows from Investing Activities
Investments in equity method investments and projects	(224)	(27,941)
Decrease/(Increase) in notes receivable (net)	3,949	(14,588)
Proceeds on sale of equity method investments	65,280	—
Capital expenditures	(16,488)	(405,185)
Decrease/(Increase) in restricted cash	11,688	(31,182)

Net Cash Provided (Used) by Investing Activities	64,205	(478,896)

Cash Flows from Financing Activities
Proceeds from issuance of stock, net	—	3,494
Net borrowings under line of credit agreements	—	810,000
Proceeds from issuance of long-term debt	3,822	131,023
Proceeds from issuance of notes payable — affiliates	—	300,000
Principal payments on short and long-term debt	(27,580)	(651,671)

Net Cash (Used) Provided by Financing Activities	(23,758)	592,846

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(27,044)	(2,103)
Change in Cash from Discontinued Operations	23,104	(23,253)
Net (Decrease) Increase in Cash and Cash Equivalents	(51,963)	61,173
Cash and Cash Equivalents at Beginning of Period	385,055	106,102

Cash and Cash Equivalents at End of Period	$333,092	$167,275

See notes to consolidated financial statements.

NRG Energy, Inc.

NOTES TO FINANCIAL STATEMENTS

     NRG Energy Inc. (NRG Energy) is an energy company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally. NRG Energy is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. Xcel Energy also owns or has an interest in a number of non-regulated businesses, the largest of which is NRG Energy.

     Since the early 1990’s, NRG Energy pursued a strategy of growth through acquisitions. Starting in 2000 NRG Energy added the development of new construction projects to this strategy. This strategy required significant capital, much of which was satisfied primarily with third party debt. As of December 31, 2002, NRG Energy had approximately $9.4 billion of debt on its balance sheet at the corporate and project levels. Due to a number of reasons, including the overall down-turn in the energy industry, NRG Energy’s financial condition has deteriorated significantly. As a direct consequence, in 2002 NRG Energy entered into discussions with its creditors in anticipation of a comprehensive restructuring in order to become a more stable and conservatively capitalized company. NRG Energy is working toward this goal by selective divestiture of non-core assets, consolidation of management, reorganization and redirection of power marketing philosophy and activities and an overall financial restructuring that will improve liquidity and reduce debt. In connection with its restructuring efforts, on May 14, 2003 NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003 and Form 8-K filed by NRG Energy on May 16, 2003.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by NRG Energy are set forth in Note 2 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2002 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of March 31, 2003 and December 31, 2002, the results of its operations and stockholder’s deficit for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002.

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and between Ca and C at Moody’s, depending on the specific debt issue.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. Accordingly, these facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB — by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG

Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continue to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

      On May 14, 2003 NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     The accompanying financial statements have been prepared assuming NRG Energy will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Discontinued Operations and Assets and Investments Held for Sale

     Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NRG Energy has classified and is accounting for certain of its assets as held-for-sale at March 31, 2003. SFAS No. 144 requires that assets held for sale be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions NRG Energy’s management considered cash flow analyses, bids and offers related to those assets and businesses. NRG Energy recorded a net gain on assets held for sale of approximately $191.2 million for the three months ended March 31, 2003 resulting from the release of debt obligations upon the sale of Killingholme. This amount is included in income on discontinued operations in the accompanying Statement of Operations.

Discontinued Operations

     During 2002, NRG Energy entered into agreements to dispose of four consolidated international projects and one consolidated domestic project. Sales of four of the projects closed during 2002 (Bulo Bulo, Csepel, Entrade and Crockett Cogeneration) and one project (Killingholme) was sold in January 2003. In addition, during 2002 NRG Energy committed to a plan to sell a sixth project (Hsin Yu). Sale of this project is expected to be completed in 2003.

     Summarized results of operations of the discontinued operations were as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
(In thousands)	2003	2002

Operating revenues	$31,034	$194,341
Operating & other expenses	31,662	185,044

Pre-tax (loss)/gain from discontinued operations	(628)	9,297
Pre-tax gain on disposal of discontinued operations	190,794	—
Income taxes (benefit)	(1,016)	(278)

Net income from discontinued operations	$191,182	$9,575

     The assets and liabilities of the discontinued operations are reported in the balance sheets as held for sale. The major classes of assets and liabilities held for sale by geographic area are as follows:

	Power Generation

	Asia
March 31, 2003	Pacific	Total

	(Thousands of dollars)
Cash	$804	$804
Receivables, net	10,774	10,774
Inventory	2,448	2,448
Other current assets	3,152	3,152

Current assets held for sale	$17,178	$17,178

PP&E, net	$43,121	$43,121
Equity method investments	7,421	7,421
Other non-current assets	2,715	2,715

Non-current assets held for sale	$53,257	$53,257

Current portion of long-term debt	$82,139	$82,139
Accounts payable — trade	22,559	22,559
Other current liabilities	641	641

Current liabilities held for sale	$105,339	$105,339

Long-term debt	$586	$586
Deferred income tax	4,198	4,198
Long term payables	7,560	7,560
Other accrueds	4,566	4,566
Other non-current liabilities	1,471	1,471

Non-current liabilities held for sale	$18,381	$18,381

	Power Generation

		Asia
December 31, 2002	Europe	Pacific	Total

	(Thousands of dollars)
Cash	$23,172	$739	$23,911
Receivables, net	19,869	3,315	23,184
Derivative instruments valuation	29,795	—	29,795
Other current assets	16,835	8,225	25,060

Current assets held for sale	$89,671	$12,279	$101,950

PP&E, net	$231,048	$43,496	$274,544
Derivative instruments valuation	87,803	—	87,803
Other non-current assets	6,984	10,441	17,425

Non-current assets held for sale	$325,835	$53,937	$379,772

Current portion of long-term debt	$360,122	$85,534	$445,656
Accounts payable — trade	35,310	15,457	50,767
Other current liabilities	18,120	618	18,738

Current liabilities held for sale	$413,552	$101,609	$515,161

Long-term debt	$—	$73	$73
Deferred income tax	123,632	4,363	127,995
Derivative instruments valuation	12,302	—	12,302
Other non-current liabilities	—	13,947	13,947

Non-current liabilities held for sale	$135,934	$18,383	$154,317

     Killingholme — During third quarter 2002 NRG Energy recorded an impairment charge of $477.9 million. In January 2003, NRG Energy completed the sale of its interest in the Killingholme project to its lenders for a nominal value and forgiveness of outstanding debt with a carrying value of approximately $360.1 million at December 31, 2002. The sale of NRG Energy’s interest in the Killingholme project and the release of debt obligations resulted in a pre-tax gain on sale in the first quarter of 2003 of approximately $191.2 million. The gain results from the write-down of the project’s assets in the third quarter of 2002 below the carrying value of the related debt. NRG Energy accounted for the results of operations of Killingholme as part of its power generation segment within Europe

     Hsin Yu — During 2002 NRG Energy committed to sell its ownership interest in Hsin Yu located in Taiwan. During the third quarter of 2002, NRG Energy recorded an impairment charge of approximately $121.8 million for the Hsin Yu project. NRG Energy owns 60% with one other party owning the remaining minority interest. At the present time, NRG Energy is negotiating to sell its interest in the project to the minority owners for a nominal value plus assumption of its future funding obligations. No assurance can be provided that the negotiations will be successful and, if not, NRG Energy is committed to pursue other sales alternatives. NRG Energy accounted for the results of operations of Hsin Yu as part of its power generation segment within Asia Pacific.

     Brazos Valley — In January 2003, the project lenders foreclosed on NRG Energy’s ownership interests in NRG Brazos Valley GP, LLC, NRG Brazos Valley LP, LLC, NRG Brazos Valley Technology LP, LLC and NRG Brazos Valley Energy, LP, and the lenders thereby acquired all of the assets of the Brazos Valley project, a 633 MW project under construction near Houston, TX. NRG Energy agreed to the consensual foreclosure of the companies. As of December 31, 2002, NRG Energy recorded $24.0 million for the potential obligation to infuse additional amounts of capital to fund a debt service reserve account and the potential obligation to satisfy a contingent equity agreement. The consensual foreclosure in the first quarter of 2003 resulted in a pre-tax gain on sale of approximately $20 million. This gain resulted from the write-down of the project’s assets in the third quarter of 2002 below the carrying value of the related debt. The gain was offset in full by the recognition of an additional $20 million obligation to satisfy the contingent equity agreement, resulting in a total obligation recorded of $44 million as of March 31, 2003.

Equity Investments Held for Sale

     Kondapalli — On January 30, 2003, NRG Energy signed a sale agreement with the Genting Group of Malaysia (Genting) to sell NRG Energy’s 30% interest in Lanco Kondapalli Power Pvt Ltd (Kondapalli) and a 74% interest in Eastern Generation Services (India) Pvt Ltd (the O&M company). Kondapalli is based in Hyderabad, Andhra Pradesh, India, and is the owner of a 368 MW natural gas fired combined cycle gas turbine. The sale is expected to close during the second quarter of 2003. In the first quarter of 2003, NRG Energy wrote down its investment in Kondapalli by $1.2 million due to recent developments related to the sale which indicate an impairment of its book value that is considered by NRG Energy to be other than temporary.

3. Special Charges and Write Downs of Equity Method Investments

     As a result of the changing operational and financial conditions impacting NRG Energy on a ongoing basis, the Company reviews the recoverability of its long-lived assets in accordance with the guidelines of SFAS No. 144. As a result of this review, NRG Energy recorded asset impairment charges during the first quarter of 2003 totaling $24.3 million for various projects, as shown in the table below.

     To determine whether an asset was impaired, NRG Energy compared asset carrying values to total future estimated undiscounted cash flows. Separate analyses were completed for assets or groups of assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. The estimates of future cash flows included only future cash flows, net of associated cash outflows, directly associated with and expected to arise as a result of NRG Energy’s assumed use and eventual disposition of the asset. Cash flow estimates associated with assets in service were based on the asset’s existing service potential, whereas assets under construction were based on expected service potential when complete. The cash flow estimates included probability weightings to consider possible alternative courses of action and outcomes, given NRG Energy’s financial position and liquidity constraints.

     If an asset was determined to be impaired based on the cash flow testing performed, an impairment loss was recorded to write down the asset to its fair value. Estimates of fair value were based on prices for similar assets and present value techniques. Fair values determined by similar asset prices reflect NRG Energy’s current estimate of recoverability from expected marketing of project assets. For fair values determined by projected cash flows, the fair value represents a discounted cash flow amount over the remaining life of each project that reflects project-specific assumptions for long-term power pool prices, escalated future project operating costs, and expected plant operation given assumed market conditions.

     Special charges from continuing operations included in operating expenses in the Consolidated Statement of Operations include the following:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2003	2002

	(In thousands)
Asset impairments	$24,289	$—
Severance and other charges (see Note 4)	21,470	—

Total special charges	$45,759	$—

     Special Charges included the following asset impairments for the three months ended March 31, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)
NEO Corporation	Foreclosure	$23,623	Projected cash flows
Other	Terminated	666

Total Impairment Charges		$24,289

     Write downs of equity method investments recorded in operating expenses in the consolidated statement of operations includes the following:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2003	2002

	(In thousands)
Write downs of equity method investments	$15,746	$—
Losses on sales of equity method investments	845	—

Total write downs on equity method investments	$16,591	$—

      NEO Corporation – During the quarter ended March 31, 2003, NRG Energy recorded impairment charges of $23.6 million related to subsidiaries of NEO Landfill Gas, Inc., an indirect wholly owned subsidiary of NRG Energy, and a charge of $14.5 million to write off its 50% investment in Minnesota Methane, LLC. Through April 30, 2003, NRG Energy and NEO Landfill Gas, Inc. failed to make certain payments causing a default under NEO Landfill Gas, Inc.’s term loan agreements. In May 2003 the project lender foreclosed on the term loan collateral, consisting of all membership interests in the wholly owned operating subsidiaries of NEO Landfill Gas, Inc. and NRG Energy’s 50% interest in Minnesota Methane, LLC. The foreclosure will be recorded in the second quarter of 2003 with no material gain or loss expected. However, NRG Energy may be contingently liable for up to approximately $50 million of future tax-related payments through 2007 to the transferred subsidiaries to the extent they generate Section 29 tax credits from future operations and the new project owner is unable to utilize such credits. NRG Energy is presently unable to determine the likelihood or amount of such possible future payments and no amount has been accrued as of March 31, 2003. During 2002 the tax-related payment obligations were approximately $10.2 million.

     ECKG – In September 2002, NRG Energy announced that it had reached agreement to sell its 44.5% interest in the ECKG power station in connection with its Csepel power generating facilities, and its interest in Entrade, an electricity trading business, to Atel, an independent energy group headquartered in Switzerland. The transaction, closed in January 2003, resulting in cash proceeds of $65.3 million and the Company realized a net loss of less than $1 million.

4. Severance and Other Charges

     Severance costs have been recognized for only those employees who have been terminated as of March 31, 2003 and $17.0 million remains accrued as of that date. This accrual is reported in the March 31, 2003 balance sheet as part of other long-term obligations. Similar charges are to be expected in the future, as further actions are taken, but are not determinable at this time.

     The following table summarizes the activity related to accrued severance costs for the three months ended March 31, 2003:

(In thousands)	Severance Costs

Balance at December 31, 2002	$18,364
Accruals *	(254)
Payments	(1,126)

Balance at March 31, 2003	$16,984

     *Approximately $2.1 million of previously accrued amounts were reclassified to the postretirement and other benefit obligations classification on the balance sheet. NRG Energy incurred approximately $1.8 million in severance expense in the first quarter 2003.

     In addition, NRG Energy has incurred other costs in the first quarter of 2003, totaling $19.7 million, for financial advisors, legal advisors and consultants.

5. Income Taxes

     The income tax provisions for the three months ended March 31, 2003 and March 31, 2002 have been recorded on the basis that NRG Energy and its subsidiaries will file separate federal income tax returns for 2003 and will file a consolidated federal income tax return for the period January 1 to June 3, 2002.

     Income taxes for the three months ended March 31, 2003 was a tax expense of $34.6 million compared to tax benefit of $28.0 million for the same period in 2002. During 2003 an additional valuation allowance was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a disregarded entity for federal income tax purposes. Subsequent to the conversion, NRG West Coast will no longer be taxed as an entity separate from NRG Energy.

     The effective income tax rate for the period ended March 31, 2003 differs from the statutory federal income tax rate of 35% primarily due to limitation on tax benefits. The effective income tax rate for the period ended March 31, 2002 differs from the statutory federal income tax rate of 35% primarily due to state tax, foreign tax and tax credits.

     As of March 31, 2003, NRG Energy provided a valuation allowance of approximately $492.0 million to account for potential limitations on utilization of U.S. and Foreign net operating loss carryforwards. The net operating loss carryforwards expire between 2003 and 2021. NRG Energy also provided a valuation allowance for other U.S. and Foreign deferred income tax assets of approximately $611.1 million.

6. Summarized Financial Information of Affiliates

     NRG Energy has a 50% interest in one company (West Coast Power LLC) that was considered significant as of March 31, 2003, as defined by applicable SEC regulations, and accounts for its investment using the equity method.

West Coast Power LLC Summarized Financial Information

     The following table summarizes financial information for West Coast Power LLC, including interests owned by NRG Energy and other parties for the periods shown below:

Results of Operations

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
(In millions)	2003	2002

Operating revenues	$259	$162
Operating income	60	31
Net income (pre-tax)	59	30

Financial Position

	March 31,	December 31,
(In millions)	2003	2002

Current assets	$259	$255
Other assets	503	532

Total assets	$762	$787

Current liabilities	$62	$112
Other liabilities	—	34
Equity	700	641

Total liabilities and Equity	$762	$787

7. Short Term Debt and Long Term Debt

     As of March 31, 2003, NRG Energy has failed to make scheduled payments of interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.1 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. As a result, the lenders will be able, if they so choose, to seek to enforce their remedies at any time, which would likely lead to a bankruptcy filing by NRG Energy. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan, or that, in the interim, NRG Energy’s lenders and bondholders will continue to forbear from exercising any or all of the remedies available to them, including acceleration of NRG Energy’s indebtedness, commencement of an involuntary proceeding in bankruptcy and, in the case of certain lenders, realization on the collateral for their indebtedness. See Note 1 for discussion of NRG Energy’s restructuring efforts.

     Pending the resolution of NRG Energy’s credit contingencies, NRG Energy has classified as current liabilities those long-term debt obligations that lenders have the ability to accelerate within twelve months of the balance sheet date.

NRG Energy Bank Debt

     NRG Energy has a $1.0 billion unsecured 364-day revolving line of credit. As of March 31, 2003 the outstanding balance was $1.0 billion, unchanged from the December 31, 2002 balance. As of March 31, 2003, the weighted average interest rate of such outstanding advances was 7.25% per year. The credit facility matured fully drawn on March 7, 2003. NRG Energy failed to make a first-quarter payment of $19.1 million relating to interest and fees on the facility.

     NRG Energy’s $125 million syndicated letter of credit facility contains terms, conditions and covenants that are substantially the same as those in NRG Energy’s $1.0 billion 364-day revolving line of credit. NRG Energy had $98.6 million and $110.7 million in outstanding letters of credit as of Mach 31, 2003 and December 31, 2002, respectively.

Senior Notes

     Between 1996 and 2001, NRG Energy issued the following series of senior notes: $125 million of 7.625% senior notes due February 1, 2006; $250 million of 7.5% senior notes due June 15, 2007; $300 million of 7.5% senior notes due June 1, 2009; $350 million of 8.25% senior notes due September 15, 2010; $350 million of 7.75% senior notes due April 1, 2011; $500 million of 8.625% senior notes due April 1, 2031; $340 million of 6.75% senior notes due July 15, 2006; and £160 million of 7.97% senior reset notes due March 15, 2020. The entire principal amount issued for each note was outstanding as of March 31, 2003 and December 31, 2002, respectively.

     Since March 31, 2003, NRG Energy failed to make a $13.6 million interest payment on the $350 million of 7.75% senior unsecured notes due 2011 and a $21.6 million interest payment on the $500 million of 8.625% senior unsecured notes due 2031.

Remarketable or Redeemable Securities

     On November 8, 1999, NRG Energy issued $240 million of 8.0% Remarketable or Redeemable Securities due November 1, 2013. The outstanding principal amount was $240 million as of both March 31, 2003 and December 31, 2002.

     Since March 31, 2003, NRG Energy failed to make a $9.6 million interest payment on the $240 million of 8.0% senior unsecured notes due 2013.

     On March 20, 2000, NRG Energy Pass-Through Trust 2000-1 issued $250 million of 8.70% Remarketable or Redeemable Securities due March 15, 2005. The outstanding principal amount was $250 million as of both March 31, 2003 and December 31, 2002.

Equity Units

     On March 13, 2001, NRG Energy completed the sale of 11.5 million equity units (symbol: NRZ) for an initial price of $25 per unit. Each equity unit consists of a corporate unit comprising a $25 principal amount of NRG Energy’s senior debentures and an obligation to acquire shares of Xcel Energy common stock. In the event of an NRG Energy bankruptcy, the obligation to purchase shares of Xcel Energy stock terminates. As of both March 31, 2003 and December 31, 2002 the outstanding principal amount was $285.7 million.

Defaults Upon Project Debt

     In May 2001, NRG Energy’s wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. As of March 31, 2003, the outstanding amount under this facility was $1.1 billion, unchanged from December 31, 2002. During the period ended March 31, 2003, the weighted average interest rate of such outstanding advances was 7.1% per year.

     As part of NRG Energy’s acquisition of the LS Power assets in January 2001, NRG Energy, through its wholly owned subsidiary, LSP Kendall Energy LLC, acquired a $554.2 million credit facility. The facility is non-recourse to NRG Energy and consists of a construction and term loan, working capital and letter of credit facilities. As of March 31, 2003 and December 31, 2002, there were borrowings totaling approximately $493.6 million and $495.8 million, respectively, outstanding. The facility’s weighted average interest rate was 2.75% per year for the period ended March 31, 2003.

     On November 28, 2001, NRG McClain LLC entered into a credit agreement with Westdeutsche Landsebank Girozentrale, New York Branch and various other lending institutions for a $181.0 million secured term loan (the “McClain Secured Term Loan”) and an $8.0 million working capital facility. As of March 31, 2003 and December 31, 2002, the outstanding amount under this facility was $156.5 million and $157.3 million, respectively. During the period ended March 31, 2003, the weighted average interest rate of such outstanding borrowings was 6.75% per year.

     In June 2002, NRG Peaker Finance Company LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG Energy, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds due 2019. The bonds bear interest at a floating rate equal to three-months USD-LIBOR — BBA plus 1.07%. As of March 31, 2003 the outstanding amount on this facility was $319.4 million, unchanged from December 31, 2002. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the debt issued by NRG Peaker, rendering the debt immediately due and payable.

8. Guarantees

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

     NRG Energy’s obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries were as follows:

March 31,
Description	2003

(In thousands)
Guarantees of subsidiaries	$920,087
Cash collateral calls	1,185,200
Standby letters of credit	98,622

Total guarantees (excludes indeterminate amounts)	$2,203,909

     As of March 31, 2003, the nature and details of NRG Energy’s guarantees and cash collateral calls were as follows:

Guarantee/ Maximum
Project/Subsidiary	Exposure (in thousands)	Nature of Guarantee	Expiration Date	Triggering Event

Able Acquisition Co. (First Energy Acquisition)	Indeterminate	Asset Sales Agreement	None stated	Non performance

	Guarantee/ Maximum
Project/Subsidiary	Exposure (in thousands)	Nature of Guarantee	Expiration Date	Triggering Event

Astoria/Arthur Kill	Indeterminate	Performance	None stated	Nonperformance
Bourbonnais	$44,100	Purchase of turbines	None stated	Nonperformance
		Obligations under
Brazos Valley	$7,300	Interconnection Agreement	None stated	Nonpayment
		Obligations under
Brazos Valley	$300	Interconnection Agreement	None stated	Nonpayment
		Obligations under Share		Nonperformance of
Bulo Bulo	$8,000	Purchase Agreement	December 1, 2007	subsidiary obligations
Cahua S.A. and Energia Pacasmayo		Obligations under Credit		Credit Agreement
S.R.L	$5,258	Agreement	None stated	default
Commonwealth Atlantic Limited Partnership	$2,000	Invoice payment	April 1, 2003	Nonpayment
		Closure and post-closure care		Subsidiary failure to
Conectiv	$2,400	of landfill	None stated	maintain landfill
		Obligations under Share		Nonperformance of
Csepel	$50,000	Purchase Agreement	December 13, 2007	subsidiary obligations
		Obligations under Share		Nonperformance of
ECKG	$17,355	Purchase Agreement	December 31, 2003	subsidiary obligations
		Operations and Maintenance		Nonperformance of
ECKG	$4,500	Agreement	November 30, 2010	subsidiary obligations
Elk River Resource Recovery	$17,000	Defaults on bond payments	January 1, 2006	NSP default on bond payments
		Obligations under Credit		Credit Agreement
Enfield	$3,555	Agreement	None stated	default
		Obligations under Share		Nonperformance of
Entrade	$8,000	Purchase Agreement	December 13, 2007	subsidiary obligations
NRG Finance Company I LLC	Indeterminate	Obligations under Construction Revolver Credit Agreement	May 8, 2006	Failure of project subsidiary guarantee
		Employee separation packages,
		superannuation and retention
Flinders	$44,491	payments	None stated	Nonpayment
				Failure to meet
Flinders	$44,733	Post lease obligations	None stated	obligations
Flinders (Flinders Osborne Trading)	$80,549	Obligation to Purchase Gas	December 31, 2018	Failure to meet obligations
Flinders (Flinders Osborne Trading)	$153,042	Direct gas payments	December 31, 2018	Nonpayment
Flinders (Flinders Osborne Trading)	Indeterminate	Performance	December 31, 2018	Nonperformance
				Failure to meet
Flinders	$4,800	Obligation to Purchase Gas	December 31, 2010	obligations
		Extraordinary operational
Gladstone	$18,445	breach	None stated	Nonperformance
		Obligations under Share
Hsin Yu	$34,460	Purchase Agreement	None stated	Nonperformance
Ilion	$12,028	Payment under lease agreement	March 25, 2004	Nonpayment
		Obligations under Mutual
		Covenants and Options		Credit Agreement
Killingholme	$131,140	Agreement	November 1, 2006	default
		Operations and Maintenance
Kondapalli	$1,875	Agreement	July 1, 2003	Nonperformance
		Equity funding understakings
Kondapalli	Indeterminate	of project subsidiary	July 1, 2003	Nonperformance
		Warranties given share
Kondapalli	$27,580	purchaser	July 1, 2007	Nonperformance

	Guarantee/ Maximum
Project/Subsidiary	Exposure (in thousands)	Nature of Guarantee	Expiration Date	Triggering Event

MIBRAG	$—	Performance	None stated	Nonperformance
NRG McClain LLC	Indeterminate	GE obligations under LTSA	2015	Nonperformance of of LTSA provider
LSP Nelson LLC	$30,670	Obligations under Construction Revolver Credit Agreement	May 8, 2006	Failure of EPC contractor to make liquidated damage payments
LSP Nelson LLC	Indeterminate	Obligations under Construction Revolver Credit Agreement	May 8, 2006	Cost-overruns under EPC contract resulting from contractor bankruptcy
NEO California Power LLC	$5,831	Reliability Agreement	None stated	Nonperformance
Northeast Generating LLC	$—	Performance (Niagara Mohawk Swaption)	June 12, 2003	Nonperformance
LSP Pike Energy LLC	$8,800	Obligations under Construction Revolver Credit Agreement	May 8, 2006	Failure of EPC contractor to make liquidated damage payments
LSP Pike Energy LLC	Indeterminate	Obligations under Construction Revolver Credit Agreement	May 8, 2006	Nonperformance of EPC contractor
		Obligations under onstruction		Unpaid cost-overruns on
LSP Pike Energy LLC	Indeterminate	Revolver Credit Agreement	May 8, 2006	construction
		Obligations under Construction		Unpaid cost-overruns
LSP Pike Energy LLC	Indeterminate	Revolver Credit Agreement	May 8, 2006	from water plan
Power Marketing Inc.	$146,125	Performance	None stated	Nonperformance
West Coast LLC	$750	Performance	None stated	Nonperformance
West Coast LLC	$5,000	Invoice payment	None stated	Nonpayment
West Coast LLC (CP I)	Indeterminate	Asset Sales Agreement	None stated	Nonperformance
West Coast LLC (CP II)	Indeterminate	Asset Sales Agreement	None stated	Nonperformance

Project/Subsidiary	Cash Collateral Amount	Nature of Collateral Call	Expiration Date	Triggering Event

Brazos Valley	$72,600	Equity Infusion	December 1, 2006	Nonpayment
NRG Finance Company I LLC	Indeterminate	Obligations under Construction Revolver Credit Agreement	May 8, 2006	Nonpayment
Flinders	$9,068	Superannuation reserve	September 7, 2005	Credit Agreement default
Flinders	$32,642	Debt service reserve guarantee	None stated	Credit Agreement default
McClain LLC	$4,744	Debt service reserve guarantee	November 1, 2006	Credit Agreement default
Mid-Atlantic (Conectiv)	$23,013	Debt service reserve guarantee	November 13, 2005	Credit Agreement default
Northeast Generating LLC(*)	$40,129	Debt service reserve guarantee	December 15, 2024	Credit Agreement default
NRG Finance Company I LLC	$819,000	Equity Infusion	None stated	Nonpayment
Peaker Finance Co	$34,500	Guarantee for early termination	June 18, 2019	Nonperformance
Peaker Finance Co	$30,380	Experience account shortfall	June 18, 2019	Nonperformance
Peaker Finance Co	$7,500	Project completion	December 31, 2003	Nonperformance
South Central Generating LLC(**)	$46,024	Debt service reserve guarantee	September 15, 2024	Credit Agreement default
NRG Turbines LLC	$56,600	Equity Infusion	May 8, 2006	Credit Agreement default
West Coast LLC	$9,000	Equity Infusion	None stated	Nonpayment

     Recourse provisions for each of the guarantees above are to the extent of their respective liability. Absent an explicit cap per the respective guarantee, maximum exposure amounts project potential maximum exposure. Indeterminate amounts reflect those guarantees with no explicit cap amount. Additionally, no assets are held as collateral for any of the above guarantees.

     *The cash collateral amount for NRG Northeast Generating LLC reflects the six-month forward principal and interest payment due on June 16, 2003 per the bond indenture. This amount excludes the outstanding principal payment of $53.5 million that was due on December 16, 2002. Further, this amount excludes any adjustments to interest related to the missed principal payment.

     **The cash collateral amount for NRG South Central Generating LLC reflects the six-month forward principal and interest payment due on September 15, 2003 per the bond indenture. This amount excludes the outstanding principal payment of $12.8 million that was due on September 16, 2002 as well as the outstanding principal payment of $12.8 million that was due on March 17, 2003. Further, this amount excludes any adjustments to interest related to the missed principal payments.

9. Segment Reporting

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The “Other” category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three months ended March 31, 2003 and 2002 is as follows:

	For the Three Months Ended March 31, 2003
	POWER GENERATION

	NORTH		ASIA	OTHER
(in thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS
Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$384,864	$29,884	$48,479	$18,217
Equity in earnings / (losses) of unconsolidated affiliates	28,572	7,875	8,478	370

Total operating revenues and equity earnings	413,436	37,759	56,957	18,587

Net Income (Loss) from continuing operations	(65,263)	14,838	8,465	4,203
Net Income (Loss) from discontinued operations	—	199,907	429	—
Net Income (Loss)	(65,263)	214,745	8,894	4,203

Balance Sheet
Total assets	$7,205,678	$701,028	$795,804	$425,166

	For the Three Months Ended March 31, 2003

	ALTERNATIVE
(in thousands)	ENERGY	THERMAL	OTHER	TOTAL
Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$16,372	$33,934	$1,890	$533,640
Equity in earnings / (losses) of unconsolidated affiliates	340	—	(6)	45,629

Total operating revenues and equity earnings	16,712	33,934	1,884	579,269

Net Income (Loss) from continuing operations	(42,200)	4,040	(127,897)	(203,814)
Net Income (Loss) from discontinued operations	—	—	(9,154)	191,182
Net Income (Loss)	(42,200)	4,040	(137,051)	(12,632)

Balance Sheet
Total assets	$158,272	$295,680	$650,865	$10,232,493

	For the Three Months Ended March 31, 2002
	POWER GENERATION

	NORTH		ASIA	OTHER
(in thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$324,640	$24,852	$45,483	$14,445
Equity in earnings / (losses) of unconsolidated affiliates	16,788	2,403	8,213	157

Total operating revenues and equity earnings	341,428	27,255	53,696	14,602

Net Income (Loss) from continuing operations	6,949	7,478	10,781	1,289
Net Income (Loss) from discontinued operations	3,104	7,496	(1,033)	8
Net Income (Loss)	10,053	14,974	9,748	1,297

Balance Sheet
Total assets	$7,909,276	$1,788,394	$866,052	$450,344

	For the Three Months Ended March 31, 2002

	ALTERNATIVE
(in thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$21,654	$31,481	$1,930	$464,485
Equity in earnings / (losses) of unconsolidated affiliates	(9,184)	—	(93)	18,284

Total operating revenues and equity earnings	12,470	31,481	1,837	482,769

Net Income (Loss) from continuing operations	1,793	3,811	(68,139)	(36,038)
Net Income (Loss) from discontinued operations	—	—	—	9,575
Net Income (Loss)	1,793	3,811	(68,139)	(26,463)

Balance Sheet
Total assets	$200,374	$256,300	$2,057,696	$13,528,436

10. Commitments and Contingencies

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

     The Attorney General filed motions to remand, which the defendants opposed in July of 2002. In an Order filed in early September 2002, Judge Walker denied the remand motions. The Attorney General has appealed that decision to the United States Court of Appeal for the Ninth Circuit, and the appeal remains pending. The Attorney General also sought a stay of proceedings in the district court pending the appeal, and this request was also denied. A “Notice of Bankruptcy Filing” respecting NRG Energy was filed in the Ninth Circuit and in the District Court in mid-December 2002. The Attorney General filed a paper asserting that the “police power” exception to the automatic stay is applicable here. Judge Walker agreed with the Attorney General on this issue. In a lengthy opinion filed March 25, 2003, Judge Walker dismissed the Attorney General’s action against NRG and Dynegy with prejudice, finding it was barred by the filed rate doctrine and preempted by federal law. The Attorney General has filed a Notice of Appeal. NRG Energy is unable at this time to accurately estimate the damages sought by the Attorney General against NRG Energy and its affiliates, or predict the outcome of the case.

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

     The action was transferred from Los Angeles to the United States District Court in San Diego and was made a part of the Multi-District Litigation proceeding described below. All defendants filed motions to dismiss and to strike in the fall of 2002. In an Order dated January 6, 2003, the Honorable Robert Whaley, a federal judge from Spokane sitting in the United States District Court in San Diego, pursuant to the Order of the MDL Panel, granted the motions to dismiss on the grounds of federal preemption and filed-rate doctrine. The plaintiffs have filed a notice of appeal, and the appeal is pending.

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

     These cases were all filed in late 2000 and 2001 in various state courts throughout California. They allege unfair competition, market manipulation, and price fixing. All the cases were removed to the appropriate United States District Courts, and were thereafter made the subject of a petition to the Multi-District Litigation Panel (Case No. MDL 1405). The cases were ultimately assigned to Judge Whaley. Judge Whaley entered an order in 2001 remanding the cases to state court, and thereafter the cases were coordinated pursuant to state court coordination proceedings before a single judge in San Diego Superior Court. Thereafter, Reliant and Duke filed cross-complaints naming various Canadian, Mexican and United States government entities. Some of these defendants once again removed the cases to federal court, where they were ultimately again assigned to Judge Whaley. The defendants filed motions to dismiss and to strike under the filed-rate and federal preemption theories, and the plaintiffs challenged the district court’s jurisdiction and sought to have the cases remanded to state court. In December 2002, Judge Whaley issued an opinion finding that federal jurisdiction was absent in the district court, and remanding the cases to state court. Duke Energy and Reliant Energy have filed a notice of appeal with the Ninth Circuit, and also sought a stay of the remand pending appeal. The stay request was denied by Judge Whaley. On February 20, 2003, however, the Ninth Circuit stayed the remand order and accepted jurisdiction to hear the appeal of Reliant Energy and Duke Energy on the remand order. The Company anticipates that filed-rate/federal preemption pleading challenges will once again be filed once the remand appeal is decided. A “Notice of Bankruptcy Filing” respecting NRG Energy has also been filed in this action, providing notice of the involuntary petition.

     “Northern California” cases against various market participants, not including NRG Energy (part of MDL 1405). These include the Millar, Pastorino, RDJ Farms, Century Theatres, EI Super Burrito, Leo’s, J&M Karsant, and the Bronco Don cases. NRG Energy was not named in any of these cases, but in virtually all of them, either West Coast Power or one or more of the operating LLC’s with which NRG Energy is indirectly affiliated is named as a defendant. These cases all allege violation of Business & Professions Code § 17200, and are similar to the various allegations made by the Attorney General. Dynegy is named as a defendant in all these actions, and Dynegy’s outside counsel is representing both Dynegy and the West Coast Power entities in each of these cases.

     “Pacific Northwest” cases: Symonds v. Dynegy Power Marketing et al., United States District Court, Western District of Washington, Case No. CV02-2552; Lodewick v. Dynegy Power Marketing et al., Oregon Circuit Court Case No. 0212-12771. These cases were just recently asserted and contain similar claims to those found in the California cases described above. There has been little activity in either case, and we have just received notice that the plaintiffs in both actions are now seeking voluntary dismissal of their lawsuits..

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

     Jerry Egger, et al. v. Dynegy Inc., et al., Case No. 809822, Superior Court of California, San Diego County (filed May 1, 2003). We have just learned of the filing of this class action Complaint alleging violations of California’s Antitrust Law, Business and Professional Code, and unlawful and unfair business practices. The named defendants include “West Coast Power, Cabrillo II, El Segundo Power, Long Beach Generation.” No further information on this is presently available.

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

     California Attorney General

     In addition to the litigation it has undertaken described above, the California Attorney General has undertaken an investigation entitled In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California. In this connection, the Attorney General has issued subpoenas to Dynegy, served interrogatories on Dynegy and NRG Energy, and informally requested documents and interviews from Dynegy and Dynegy employees as well as NRG Energy and NRG Energy employees. NRG Energy responded to the interrogatories last summer, with the final set of responses being served on September 3, 2002. NRG Energy has also produced a large volume of documentation relating to the West Coast Power plants. In addition, NRG Energy employees in California have sat for informal interviews with representatives of the Attorney General’s office. Dynegy employees have also been interviewed.

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

     The Minnesota Involuntary Bankruptcy Case

      On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

      The New York Voluntary Bankruptcy Case

      On May 14, 2003 NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) In re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     Fortistar Capital Inc. v. NRG Energy, Inc., Hennepin County District Court.

     On July 12, 1999, Fortistar Capital Inc. (Fortistar) sued NRG Energy in Minnesota state court. The complaint sought injunctive relief and damages of over $50 million resulting from NRG Energy’s alleged breach of a letter agreement with Fortistar relating to the Oswego power plant. NRG Energy asserted counterclaims. After considerable litigation, the parties entered into a conditional, confidential settlement agreement, which was subject to necessary board and lender approvals. NRG Energy was unable to obtain necessary approvals. Fortistar has moved the court to enforce the settlement, seeking damages in excess of $35 million plus interest and attorneys’ fees. NRG Energy is opposing Fortistar’s motion on the grounds that conditions to contract performance have not been satisfied. No decision has been made on the pending motion, and NRG Energy cannot predict the outcome of this dispute.

     Fortistar RICO Claims/Indemnity Requests

     On Feb. 26, 2003, Fortistar Capital, Inc. and Fortistar Methane, LLC filed a lawsuit in the Federal District Court for the Northern District of New York against Xcel Energy and five present or former NRG Energy or NEO Corporation (NEO) officers and employees. NRG Energy is a wholly owned subsidiary of Xcel Energy, and NEO is a wholly owned subsidiary of NRG Energy. In the lawsuit, Fortistar claims that the defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud by engaging in a pattern of negotiating and executing agreements “they intended not to comply with” and “made false statements later to conceal their fraudulent promises.” The plaintiffs allege damages of some $350 million and also assert entitlement to a trebling of these damages under the provisions of the RICO Act. The present and former NRG Energy and NEO officers and employees have requested indemnity from NRG Energy, which requests NRG Energy is now examining. NRG Energy cannot at this time estimate the likelihood of an unfavorable outcome to the defendants in this lawsuit.

     NEO Corporation, a Minnesota Corporation on Behalf of Itself and on Behalf of Minnesota Methane, LLC, a Delaware Limited Liability Company v. Fortistar Methane, LLC, a Delaware Limited Liability Company, Hennepin County District Court

     NEO Corporation, a wholly owned subsidiary of NRG Energy, brought this lawsuit in January of 2001. NEO asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, fraudulent misrepresentations and omissions, defamation, business disparagement and derivative claims. Fortistar Methane, LLC denied NEO’s claims and counterclaimed alleging breach of contract, fraud, negligent misrepresentation and breach of warranty. NEO denied Fortistar Methane’s claims. Discovery has not been conducted. The parties entered into a conditional, confidential settlement of this matter and the Fortistar Capital action, described above. The agreement, however, was subject to necessary board and lender approvals. NEO was unable to obtain necessary approvals. Fortistar Methane has moved to enforce the settlement, seeking damages against NRG Energy in excess of $35 million plus interest and attorneys’ fees. NRG Energy and NEO are opposing Fortistar’s motion on the grounds that conditions to contract performance were not met. No decision has been rendered on the pending motion. NRG Energy cannot predict the likelihood of an unfavorable outcome.

     Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by Connecticut Light & Power Company (CL&P) for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing filed a response on March 21, 2003. CL&P has offset approximately $30 million from amounts owed to NRG Power Marketing, claiming that it has the right to offset those amounts under the contract. NRG Power Marketing, has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. On May 14, 2003, NRG Power Marketing provided notice to CL&P of termination of the contract effective May 19, 2003. Pursuant to the request of the Attorney General of Connecticut and the Connecticut Department of Public Utility Control. On May 16, 2003, the Federal Energy Regulatory Commission (FERC) issued an Order directing NRG Power Marketing to continue to provide service to CL&P under the contract, pending further order by FERC. NRG Power Marketing cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract. Although the outcome of this litigation may have an affect on NRG Northeast, NRG Northeast is not a party to this litigation.

     The State of New York and Erin M. Crotty, as Commissioner of the New York State Department of Environmental Conservation v. Niagara Mohawk Power Corporation et al., United States District Court for the Western District of New York, Civil Action No. 02-CV-002S

     In January, 2002, NRG Energy and Niagara Mohawk Power Corporation (NiMo) were sued by the New York Department of Environmental Conservation in federal court in New York. The complaint asserted that projects undertaken at NRG Energy’s Huntley and Dunkirk plants by NiMo, the former owner of the facilities, required preconstruction permits pursuant to the Clean Air Act and that the failure to obtain these permits violated federal and state laws. In July, 2002, NRG Energy filed a motion to dismiss. On March 27, 2003 the court dismissed the complaint against NRG Energy with prejudice as to the federal claims and without prejudice as to the state claims. It is possible the state will appeal this dismissal to the Second Circuit Court of Appeals. In the meantime, on April 25, 2003, the state provided to NRG Energy notice of intent to again sue NRG Energy and various affiliates by filing a second amended complaint in this same action in the federal court in New York, asserting against the NRG Energy Defendants violations of operating permits and deficient operating permits at the Huntley and Dunkirk plants. If the case ultimately is litigated to a judgment and there is an unfavorable outcome that could not be addressed through use of compliant fuels and/or a plantwide applicability limit, NRG Energy has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period, and NRG Energy may be responsible for payment of certain penalties and fines.

     Niagara Mohawk Power Corporation v. NRG Energy, Inc., Huntley Power, LLC, and Dunkirk Power, LLC, Supreme Court, State of New York, County of Onondaga, Case No. 2001-4372

     NRG Energy has asserted that NiMo is obligated to indemnify it for any related compliance costs associated with resolution of the enforcement action. NiMo has filed suit in state court in New York seeking a declaratory judgment with respect to its obligations to indemnify NRG Energy under the asset sales agreement. NRG Energy has pending a summary judgment motion on its entitlement to be reimbursed by NiMo for the attorneys’ fees NRG Energy has incurred in the enforcement action, and that motion should be heard within the next 60 days.

     Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC

     All three of these facilities have been issued Notices of Violation with respect to opacity exceedances. NRG Energy has been engaged in consent order negotiations with the New York State Department of Environmental Conservation (DEC) relative to opacity issues affecting all three facilities periodically since 1999. One proposed consent order was forwarded by DEC under cover of a letter dated January 22, 2002, which makes reference to 7,890 violations at the three facilities and contains a proposed payable penalty for such violations of $900,000. On February 5, 2003, DEC sent to NRG Energy a proposed Schedule of Compliance and asserted that it is to be used in conjunction with newly-drafted consent orders. NRG Energy has not yet received the consent orders although NRG Energy has been told by DEC that DEC is now seeking a penalty in excess of that cited in its January 22, 2002 letter. NRG Energy expects to continue negotiations with DEC regarding the proposed consent orders, including the Schedule of Compliance and the penalty amount. NRG Energy cannot predict whether those discussions with the DEC will result in a settlement and, if they do, what sanctions will be imposed. In the event that the consent order negotiations are unsuccessful, NRG Energy does not know what relief DEC will seek through an enforcement action and what the result of such action will be.

     Niagara Mohawk Power Corporation v. Dunkirk Power LLC, et al., Supreme Court, Erie County, Index No. 1-2000-8681

     On October 2, 2000, plaintiff NiMo commenced this action against NRG Energy to recover damages plus late fees, less payments received through the date of judgment, as well as any additional amounts due and owing, for electric service provided to the Dunkirk Plant after September 18, 2000. Plaintiff NiMo claims that NRG Energy has failed to pay retail tariff amounts for utility services commencing on or about June 11, 1999 and continuing to September 18, 2000 and thereafter. Plaintiff has alleged breach of contract, suit on account, violation of statutory duty, and unjust enrichment claims. On or about October 23, 2000, NRG Energy served an answer denying liability and asserting affirmative defenses.

     After proceeding through discovery, and prior to trial, the parties and the court entered into a stipulation and order filed August 9, 2002 consolidating this action with two other actions against NRG Northeast’s Huntley and Oswego subsidiaries, both of which cases assert the same claims and legal theories for failure to pay retail tariffs for utility services.

     On October 8, 2002, a Stipulation and Order was filed in the Erie County Clerk’s Office staying this action pending submission of some or all of the disputes in the action to the FERC. NRG Energy cannot make an evaluation of the likelihood of an unfavorable outcome. The cumulative potential loss could exceed $35 million.

     Niagara Mohawk Power Corporation v. Huntley Power LLC, NRG Huntley Operations, Inc., NRG Dunkirk Operations, Inc., Dunkirk Power LLC, Oswego Harbor Power LLC, and NRG Oswego Operations, Inc., Case Filed November 26, 2002 in Federal Energy Regulatory Commission Docket No. EL 03-27-000.

     This is the companion action filed by NiMo at FERC, similarly asserting that NiMo is entitled to receive retail tariff amounts for electric service provided to the Huntley, Dunkirk and Oswego plants. The parties are currently engaged in settlement negotiations in an attempt to resolve both this FERC action and the above-referenced state court proceedings respecting amounts owing for electrical service provided to these three plants. At this stage of the proceedings, NRG Energy cannot estimate the likelihood of an adverse determination. As noted above, the cumulative potential loss could exceed $35 million.

     Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

     On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (DEQ) revisions to the Baton Rouge State Implementation Plan (SIP). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a sixty (60) day stay of this proceeding on February 25, 2003 to allow the parties to conduct settlement discussions, which has now been further extended to August 26, 2003, while the parties continue their settlement efforts. At this time, NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which NRG Energy may be subject.

     In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law.

     During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NOx, based on the application of Best Available Control Technology (BACT). The BACT limitation for NOx was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

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

     FERC Investigation of Saguaro Power Company

     On February 24, 2003, FERC initiated an investigation into whether Saguaro Power Company (Saguaro) satisfied or currently satisfies the statutory and regulatory requirements for a qualifying facility under the Public Utility Regulatory Policies Act of 1978 (PURPA). PURPA provides special benefits for qualifying facilities regarding their rights to sell the electrical output of generation projects to electric utilities and exempts qualifying facilities from certain state and federal regulation. NRG Energy’s wholly-owned subsidiary, Eastern Sierra Power Company, owns a 49% general partnership interest and a 1% limited partnership interest in Saguaro. The FERC Order initiating the investigation notes that certain financing arrangements between Enron North America and Boulder Power LLC, an indirect owner of a 14% general partnership interest and a 1% limited partnership interest in Saguaro, may have caused Saguaro not to meet the limitations on electric utility ownership applicable to qualifying facilities under PURPA and FERC regulations. At this time, NRG Energy is unable to predict the likelihood of an unfavorable outcome of this matter or the remedies that the FERC would impose in the event it found that Sagauro did not or does not satisfy the requirements for a qualifying facility.

     Stone & Webster, Inc. and Shaw Constructors, Inc. v. NRG Energy, Inc. et al.

     On October 17, 2002, Stone & Webster, Inc. and Shaw Constructors, Inc. filed a lawsuit in the United States District Court, Southern District of Mississippi, against NRG Energy, Xcel Energy, Inc., NRG Granite Acquisition LLC, Granite Power Partners II LP and two of Xcel Energy’s executives relating to the construction of a power plant in Pike County, Mississippi. Plaintiffs generally allege that they were not paid for work performed to construct the power plant, and have sued the parent entities of the company with which they contracted to build the plant in order to recover amounts allegedly owing. Plaintiffs assert claims for breach of fiduciary duty, piercing the corporate veil, breach of contract, tortious interference with contract, enforcement of the NRG Energy guaranty, detrimental reliance, negligent or intentional misrepresentation, conspiracy, and aiding and abetting. On December 23, 2002, NRG Energy moved to dismiss the complaint in its entirety for failure to state a claim upon which relief can be granted. The parties have exchanged briefs on this motion and no trial date has yet been set in this matter. NRG Energy cannot presently predict the outcome of the dispute.

     The Mississippi Involuntary Case

     On October 17, 2002, a petition commencing an involuntary bankruptcy proceeding pursuant to Chapter 7 of the Bankruptcy Code was filed against LSP-Pike Energy, LLC, a subsidiary of NRG Energy, by Stone & Webster, Inc. and Shaw Constructors, Inc. — the joining petitioners in the Minnesota involuntary case described above — in the United States Bankruptcy Court for the Southern District of Mississippi. In their petition filed with the Mississippi Bankruptcy Court, the joining petitioners sought recovery of allegedly unpaid contractual construction-related obligations in an aggregate amount of $73.8 million, which amount LSP-Pike Energy, LLC has disputed. LSP-Pike Energy, LLC filed an answer to the petition in the Mississippi involuntary case and served various interrogatory and deposition discovery requests on the joining petitioners. The Mississippi Bankruptcy Court has not entered any order for relief in the Mississippi involuntary case.

     FirstEnergy Arbitration Claim

     On November 29, 2001, The Cleveland Electric Illuminating Company, The Toledo Edison Company and FirstEnergy Ventures (Sellers) entered into Purchase and Sale Agreements with NRG Able Acquisition LLC, which were guaranteed by NRG Energy (collectively, Purchasers), for the purchase of certain power plants for approximately $1.5 billion. On August 8, 2002, Sellers terminated the agreements and asserted that Purchasers were liable for anticipatory breach of the Purchase and Sale Agreements on the grounds that they could not finance the purchases. On August 8, 2002, Purchasers provided notice that they disagreed with Sellers’ assertion. After Sellers filed a motion seeking a waiver of the automatic stay of Section 362(a) of the Bankruptcy Code, on February 21, 2003, Sellers, NRG Energy, and NRG Northern Ohio Generating LLC, f/k/a/ NRG Able, stipulated to the United States Bankruptcy Court, District of Minnesota, that they would agree to a waiver of the automatic stay, thereby allowing Sellers to commence arbitration against Purchasers regarding their dispute. The collection of any award, however, would remain fully subject to NRG Energy’s automatic stay. The Bankruptcy Court approved the stipulation. On February 26, 2003, Sellers commenced arbitration proceedings against Purchasers, and the parties are now proceeding to select the arbitration panel. Sellers have yet to quantify their damage claim, though Sellers have stated publicly that they will seek an arbitration award of several hundred million dollars. NRG Energy cannot presently predict the outcome of this dispute.

     General Electric Company and Siemens Westinghouse Turbine Purchase Disputes

     NRG Energy and/or its affiliates have entered into several turbine purchase agreements with affiliates of General Electric Company (GE) and Siemens Westinghouse Power Corporation (Siemens). GE and Siemens have notified NRG Energy that it is in default under certain of those contracts, terminated such contracts, and demanded that NRG Energy pay the termination fees set forth in such contracts. GE’s claim amounts to $120 million and Siemens’ approximately $45 million in cumulative termination charges. NRG Energy has recorded a liability for the amounts they believe they owe under the contracts and termination provisions. NRG Energy cannot estimate the likelihood of unfavorable outcomes in these disputes.

     Itiquira Energetica, S.A.

     NRG Energy’s indirectly controlled Brazilian project company, Itiquira Energetica S.A., the owner of a 156 MW hydro project in Brazil, is currently in arbitration with the former EPC contractor for the project, Inepar Industria e Construcoes (Inepar). The dispute was commenced by Itiquira in September, 2002 and pertains to certain matters arising under the former EPC contract. Itiquira principally asserts that Inepar breached the contract and caused damages to Itiquira by (i) failing to meet milestones for substantial completion; (ii) failing to provide adequate resources to meet such milestones; (iii) failing to pay subcontractors amounts due; and (iv) being insolvent. Itiquira’s arbitration claim is for approximately US $40 million. Inepar has asserted in the arbitration that Itiquira breached the contact and caused damages to Inepar by failing to recognize events of force majeure as grounds for excused delay and extensions of scope of services and material under the contract. Inepar’s damage claim is for approximately US $10 million. The parties submitted their respective statements of claims, counterclaims and responses, and a preliminary arbitration hearing was held on March 21, 2003. If the parties do not settle their disputes in the interim, NRG Energy anticipate that the court of arbitration will proceed with an evidentiary hearing this summer. In the meantime, on April 25, 2003 (with notice to the parties on May 7, 2003), this court of arbitration ruled that Itiquira may collect immediately the total amount of the performance bond (approximately US $5 million). NRG Energy cannot estimate the likelihood of an unfavorable outcome in this dispute.

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

     11.     Inventory

     Inventory, which is stated at the lower of weighted average cost or market, consisted of:

	March 31,	December 31,
(In thousands)	2003	2002

Fuel oil	$36,486	$51,442
Coal	67,779	84,542
Kerosene	1,739	2,852
Spare parts	107,730	107,641
Emission credits	14,217	14,742
Natural gas	295	293
Other	7,014	6,411

Total Inventory	$235,260	$267,923

12. Property, Plant and Equipment

The major classes of property, plant and equipment were as follows:

	March 31,	December 31,
(In thousands)	2003	2002

Facilities and equipment	$6,643,868	$6,623,479
Land and improvements	108,651	109,306
Office furnishings and equipment	72,402	67,093
Construction in progress (1)	420,682	623,750

Total property, plant and equipment	7,245,603	7,423,628
Accumulated depreciation	(695,765)	(625,706)

Net property, plant and equipment	$6,549,838	$6,797,922

     In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, NRG Energy reassessed the asset lives for the Connecticut facilities. The shorter depreciable lives resulted in an increase in depreciation of approximately $6.0 million for the three months ended March 31, 2003.

(1) Included in construction in progress is approximately $248.9 million related to turbines associated with cancelled projects as of March 31, 2003 and December 31, 2002, respectively.

13. Derivative Instruments and Hedging Activities

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

     SFAS No. 133 applies to NRG Energy’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates, foreign exchange contracts used to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions. At March 31, 2003, NRG Energy had various commodity contracts extending through December 2003, and several fixed-price gas and electricity purchase contracts extending through 2018.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on NRG Energy’s OCI balance as of March 31, 2003:

	Energy	Interest	Foreign
	Commodities	Rate	Currency	Total

	(Gains/(Losses) in thousands)
Accum. OCI balance at December 31, 2002	$97,724	$(71,185)	$(261)	$26,278
Unwound from OCI during period:		—
- due to forecasted transactions probable of no longer occurring	—	—	—	—
- due to unwinding of previously deferred amounts	(18,361)	(76)	261	(18,176)
Mark to market of hedge contracts	(25,924)	(13,036)	—	(38,960)

Accum. OCI balance at March 31, 2003	$53,439	$(84,297)	$—	$(30,858)

Gains/(Losses) expected to unwind from OCI during next 12 months	$(8,494)	$954	$—	$(7,540)

     Gains of $18.2 million were reclassified from OCI to current period earnings during the three months ended March 31, 2003 due to the unwinding of previously deferred amounts. These amounts are recorded on the same line in the statement of operations in which the hedged items are recorded. Also during the three months ended March 31, 2003 NRG Energy recorded a loss in OCI of approximately $39.0 million related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of March 31, 2003 was an unrecognized loss of approximately $30.9 million. NRG Energy expects $7.5 million of deferred net losses on derivative instruments accumulated in OCI to be recognized in earnings during the next twelve months.

Statement of Operations

     The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended March 31, 2003:

	Energy		Foreign
	Commodities	Interest Rate	Currency	Total

	(Gains/(Losses) in thousands)
Revenue from majority owned subsidiaries	$(2,429)	$—	$—	$(2,429)
Equity in earnings of unconsolidated subsidiaries	1,507	(222)	—	1,285
Cost of operations	(11,778)	—		(11,778)
Other income	—	—	92	92
Interest expense	—	(12,239)	—	(12,239)

Total Statement of Operations impact before tax	$(12,700)	$(12,461)	$92	$(25,069)

Energy related commodities

     NRG Energy is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, NRG Energy enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Certain of these transactions have been designated as cash flow hedges. NRG Energy has accounted for these derivatives by recording the effective portion of the cumulative gain or loss on the derivative instrument as a component of OCI in stockholder’s deficit. NRG Energy recognizes deferred gains and losses into earnings in the same period or periods during which the hedged transaction affects earnings. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

     No ineffectiveness was recognized on commodity cash flow hedges during the three months ended March 31, 2003.

     NRG Energy’s pre-tax earnings for the three months ended March 31, 2003 were decreased by an unrealized loss of $12.7 million, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three months ended March 31, 2003, NRG Energy reclassified gains of $18.4 million from OCI to current-period earnings and expects to reclassify an additional $8.5 million of deferred losses to earnings during the next twelve months on energy related derivative instruments accounted for as hedges.

Interest rates

     To manage interest rate risk, NRG Energy has entered into interest-rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Qualifying interest-rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders’ equity and recognized into earnings as the underlying interest expense is incurred. Such reclassifications are included on the same line of the statement of operations in which the hedged item is recorded.

     No ineffectiveness was recognized on interest rate cash flow hedges during three months ended March 31, 2003.

     NRG Energy’s pre-tax earnings for the three months ended March 31, 2003 were decreased by an unrealized loss of $12.5 million, associated with changes in the fair value of interest rate derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     During three months ended March 31, 2003, NRG Energy reclassified gains of $0.1 million OCI to current-period earnings and expects to reclassify $1.0 million of deferred gains to earnings during the next twelve months on interest rate swaps accounted for as hedges.

Foreign currency exchange rates

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

     No ineffectiveness was recognized on foreign currency cash flow hedges during the three months ended March 31, 2003.

     NRG Energy’s pre-tax earnings for the three months ended March 31, 2003 were increased by an unrealized gain of $92,000 associated with foreign currency hedging instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three months ended March 31, 2003, NRG Energy reclassified losses of $261,000 from OCI to current period earnings and does not expect to reclassify any deferred gains/losses to earnings during the next twelve months on foreign currency swaps accounted for as hedges.

14. Goodwill and Other Intangible Assets

     During the first quarter of 2002, NRG Energy adopted SFAS No. 142 — “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires new accounting for intangible assets, including goodwill. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. Goodwill will no longer be amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. NRG Energy had intangible assets of $33.0 million at March 31, 2003, which will not be amortized and consist primarily of goodwill. Effective March 31,2003, NRG Energy performed impairment tests of its goodwill and other intangible balances. Such tests concluded that there was no impairment.

     Aggregate amortization expense recognized for the three months ended March 31, 2003 and 2002 was approximately $1.1 million and $0.7 million, respectively. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $4.2 million in year one, $4.1 million in each of years two and three, and $4.0 million in years four and five. The estimated useful lives of these amortizable intangibles was reduced effective January 1, 2003 from a range of 3 to 40 years to a range of 3 to 30 years. Intangible assets consisted of the following:

(In thousands)	At March 31, 2003		At December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Class of Intangible Asset	Amount	Amortization	Amount	Amortization

Goodwill	$32,958	$6,124	$34,208	$6,399
Amortized:
Service contracts	$65,726	$16,997	$66,640	$16,470

15. Regulatory Issues

     NRG Energy is impacted by rule/tariff changes that occur in the existing ISOs. On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). On February 26, 2003, NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003. The cost of service filing was made notwithstanding the impending implementation of Standard Market Design in New England, including the adoption of Locational Marginal Pricing. Even though NRG Energy views this change as a significant improvement to the existing market design, NRG Energy still considered the energy market within New England as insufficient to allow for NRG Energy to recover its reasonable costs and earn a reasonable return on investment.

     On March 25, 2003, FERC issued an order (the March Order) approving the NRG Subsidiaries’ spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. In the March Order, FERC also required the establishment of an escrow account for the payment of the maintenance expenses and that ISO New England would act as the escrow agent.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreement, including the monthly cost-based payment. Rather, FERC authorized NRG Energy to recover its other fixed costs by including fixed costs in its energy market bids until ISO New England implements locational or deliverability capacity or resource adequacy requirements, which should be no later than June 1, 2004. Specifically, FERC authorized any generating facility located in a “designated congestion area,” such as Connecticut, with a capacity factor of ten percent or less in 2002 to include fixed costs in its energy market bids. The April Order was unclear whether the ten percent test would be done on a station or unit basis. If the test were done on a station basis all of the NRG Energy Subsidiaries would satisfy the test. Under a unit basis, the following facilities would not qualify: Devon 12, Middletown 2 and 3, and Norwalk 2. However, under the ten percent test, NRG Energy’s other Connecticut facilities such as Cos Cob and the remote jets would qualify. In the April Order, FERC also approved fixed costs for the NRG Energy Subsidiaries in the amount of $103.4 million. In the April Order, FERC stated that an expedited procedure would be developed for the paying entities to examine the fixed costs of the NRG Energy Subsidiaries but that any changes in the approved fixed costs would have only a prospective effect.

     Until the impact of the rate structure change on future cash flows of each affected NRG Energy facility can be estimated, it is not determinable whether there are any recoverability issues for a portion of the approximately $400 million of related plant assets for these facilities. If the rates approved by FERC for NRG Energy’s Connecticut generating facilities are insufficient to provide future cost recovery, additional asset impairment charges could be forth coming. NRG Energy is filing with FERC for additional clarification of the April Order.

16. Asset Retirement Obligation

     Effective January 1, 2003, NRG Energy adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     NRG Energy has identified certain retirement obligations within its power generation operations related to its North America projects in the South Central region, the Northeast region and the Mid Atlantic region, its Alternative Energy projects and its Thermal projects. These asset retirement obligations are related primarily to the future dismantlement of equipment on leased property and environment obligations related to ash disposal site closures. NRG Energy has also identified other asset retirement obligations that could not be calculated because the assets associated with the retirement obligations were determined to have an indeterminate life. The adoption of SFAS No. 143 resulted in recording a $2.6 million increase to property, plant and equipment and a $4.2 million increase to other long-term obligations. The cumulative effect of adopting SFAS No. 143 was a $0.6 million increase to depreciation expense and a $1.6 million increase to interest expense.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the three months ended March 31, 2003, which are included in other long-term obligations in our consolidated balance sheet:

(In thousands)
	Beginning	Accretion in	Ending
	Balance	Quarter Ended	Balance
Description	Jan. 1, 2003	March 31, 2003	March 31, 2003

South Central Region	$396	$15	$411
Northeast Region	313	10	323
Mid Atlantic Region	1,732	60	1,792
Alternative Energy	629	20	649
Thermal	1,171	24	1,195

Total	$4,241	$129	$4,370

     The following represents the pro-forma effect on NRG Energy’s net income for the three months ended March 31, 2002, as if NRG Energy had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended
March 31, 2002
(In thousands)

Loss from continuing operations as reported	$(36,038)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,642)

Pro-forma loss from continuing operations	$(37,680)
Net loss as reported	$(26,463)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,642)

Pro-forma net loss	$(28,105)

17. Recent Accounting Pronouncements

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

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases ”. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

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

Industry Dynamics

     An unregulated merchant power company in the United States can be characterized in two ways, as a generator or as an energy merchant, with some companies having characteristics of both. In the United States generators are either outgrowths of regulated utilities, developers or independent aggregators of plants divested by utilities. Generators have grown through acquisitions or the construction of new power plants. Energy merchants have emphasized risk management and trading skills over the ownership of physical assets. Energy deregulation paved the way for development of these companies, with utilities in some regions forced to sell off some of their generating capacity and buy electricity on the wholesale market or through power procurement agreements.

     Both generators and energy merchants prospered in the late 1990’s. Starting in 1999, however, a number of factors began to arise which had a negative effect on the business model for merchant power companies. These factors included:

     California — When California restructured its electricity industry in the mid-1990’s, it required utilities to sell generation assets and buy electricity on the wholesale spot market, without the stability of long-term contracts. At the time, California had adequate supplies of power, but the State of California was experiencing unusually high electricity demand growth while new capacity additions were not keeping pace. Supply began to lag behind demand, and previously moderate weather gave way to dryer conditions, reducing hydroelectric supply. Shortages and blackouts ensued in 1999 and 2000. Meanwhile, as wholesale electricity prices moved higher, utilities were not allowed to pass higher costs on to consumers under California’s regulatory regime. Utilities were unable to bear the financial burden, PG&E sought Chapter 11 protection, and California took over the role of procuring electricity for the utilities. Politicians have criticized the electricity generators and the energy merchants, accusing them of improperly manipulating supply, demand and prices. Merchant power companies in California are now embroiled in protracted litigation with California and private parties, which is discouraging new investment.

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

     Weather — On the whole, the summer of 2001, the winter of 2001/2002 and the summer of 2002 were mild in the United States. This together with oversupply of new capacity in many markets has driven down energy prices significantly.

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

Results of Operations

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002

Revenues from majority owned operations

     During the three months ended, NRG Energy and its majority owned subsidiaries recorded revenues of $533.6 million compared to $464.5 million for the same period in 2002. This amount represents an increase of $69.1 million for the three months ended March 31, 2003 compared to the same periods in 2002, or 14.9%. The increase in revenues from majority owned operations for the three months ended March 31, 2003 as compared to the same period in 2002, is due to an increase in revenues attributable to NRG Energy’s North American operations and to a lesser degree revenues from NRG Energy’s international operations, within the Asia Pacific region. The increase in NRG Energy’s revenues attributable to its North American operations was related to its Northeast regional operations as well as its Mid Atlantic and South Central operations. The overall primary driver of the increased revenues is due to an increase in market prices in 2003 compared to the same period in 2002. Partially offsetting this increase was an unfavorable mark-to-market during 2003 as compared to 2002 due to an increase in fuel and electricity prices in 2003. The increase in NRG Energy’s international operations was related to favorable variances in the exchange rate.

Equity in operating earnings of unconsolidated affiliates

     Equity in operating earnings of unconsolidated affiliates for the three months ended March 31, 2003, were $45.6 million, compared to $18.3 million for the same periods in 2002, representing an increase of $27.3 million or 149.2%. For the three months ended March 31, 2003 the increase is due to favorable results at West Coast Power as compared to the same period in 2002, resulting from lower fuel costs relative to the fixed price energy portion of the California Department of Water Resources (CDWR) contract in 2003 as compared to 2002. The termination of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003 as compared to 2002. In addition, NRG Energy’s international equity method investments, primarily Mibrag and Gladstone also contributed favorably to the variance in 2003 as compared to 2002. The primary drivers for these favorable variances were due to favorable foreign exchange rates and cost reductions.

Operating costs and expenses

     Cost of majority-owned operations was $395.7 million for the three months ended March 31, 2003 compared to $324.1 million for the same period in 2002, an increase of $71.6 million, or approximately 22.1%, over the same period in 2002. Cost of majority-owned operations, as a percentage of revenues from majority owned operations for the three months ended March 31, 2003, was 74% compared to 70% for the same period in 2002. Cost of majority owned operations includes fuel and related costs, operation and maintenance costs, property taxes and the mark-to-market of fuel and emission credits. The increase in cost of operations for 2003 as compared to 2002 is due to an increase in costs within NRG Energy’s North American operations. Cost of energy increased approximately $47 million, operation and maintenance costs increased $6 million, property taxes increased approximately $5 million and an unfavorable mark-to-market of approximately $5 million, adversely affected cost of majority owned operations in 2003 as compared to 2002. The increase in the cost of energy is a result of increased generation within the Northeast and Mid Atlantic regions, partially offset by decreased generation within NRG Energy’s Central region in 2003 as compared to 2002. Cost of energy was favorably impacted as compared to 2002 as a result of reduced trading and hedging activity resulting from NRG Energy’s reduction in power marketing activities. Cost of majority owned operations for NRG Energy’s international operations increased $11 million as compared to 2002 due to an unfavorable movement in foreign exchange rates and continued unfavorable mark-to-market of the Osborne contract at the Flinders operations resulting from lower pool prices.

Depreciation and amortization

     Depreciation and amortization costs were $70.2 million for the three months ended March 31, 2003, compared to $54.1 million for the same periods in 2002, an increase of $16.1 million, or 29.8%. The increase was due primarily to increased depreciable costs resulting from recently completed construction projects and the shortening of depreciable lives of certain of NRG Energy’s facilities in the Northeast region, effective in 2003.

General, administrative and development

     General, administrative and development costs were $50.8 million for the three months ended March 31, 2003, compared to $65.3 million for the same period in 2002, a decrease of $14.5 million, or 22.2%. As a percent of revenues from majority owned operations, administrative and general expenses decreased to 9.5% for the three months March 31, 2003 from 14.1% for the three months ended March 31, 2002. This decrease for 2003 as compared to the same period in 2002 is due to decreased costs related to work force reduction efforts, cost reductions due to the closure of certain international offices and reduced legal costs charged herein. Partially offsetting these favorable variances was an increase in bad debt expense within NRG Energy’s North American operations.

Special charges and write downs of equity method investments

     During the three months ended March 31, 2003, NRG Energy recorded special charges of $45.8 million and write downs of equity method investments of $16.6 million. Included in special charges is $21.5 million related to financial restructuring activities and severance costs and $24.3 million of impairment charges primarily related to NEO Corporation. In addition, the write downs of equity method investments relates primarily to NRG Energy’s investment in Minnesota Methane LLC.

     In May 2003, the project lenders to the indirect wholly-owned subsidiaries of NEO Landfill Gas, Inc. and Minnesota Methane LLC foreclosed on NRG Energy’s membership interest in the NEO Landfill Gas, Inc. subsidiaries and NRG Energy’s equity interest in Minnesota Methane LLC. The foreclosure will be recorded in the second quarter of 2003 with no material gain or loss expected. However, NRG Energy may be contingently liable for up to approximately $50 million of future tax-related payments through 2007 to the transferred subsidiaries to the extent they generate Section 29 tax credits from future operations and the new project owner is unable to utilize such credits. NRG Energy is presently unable to determine the likelihood or amount of such possible future payments and no amount has been accrued as of March 31, 2003. During the tax-related payment obligations were approximately $10.2 million.

Regulatory Issue

     NRG Energy is impacted by rule/tariff changes that occur in the existing ISOs. On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). On February 26, 2003, NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003. The cost of service filing was made notwithstanding the impending implementation of Standard Market Design in New England, including the adoption of Locational Marginal Pricing. Even though NRG Energy views this change as a significant improvement to the existing market design, NRG Energy still considered the energy market within New England as insufficient to allow for NRG Energy to recover its reasonable costs and earn a reasonable return on investment.

     On March 25, 2003, FERC issued an order (the March Order) approving the NRG Subsidiaries’ spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. In the March Order, FERC also required the establishment of an escrow account for the payment of the maintenance expenses and that ISO New England would act as the escrow agent.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreement, including the monthly cost-based payment. Rather, FERC authorized NRG Energy to recover its other fixed costs by including fixed costs in its energy market bids until ISO New England implements locational or deliverability capacity or resource adequacy requirements, which should be no later than June 1, 2004. Specifically, FERC authorized any generating facility located in a “designated congestion area,” such as Connecticut, with a capacity factor of ten percent or less in 2002 to include fixed costs in its energy market bids. The April Order was unclear whether the ten percent test would be done on a station or unit basis. If the test were done on a station basis all of the NRG Subsidiaries would satisfy the test. Under a unit basis, the following facilities would not qualify: Devon 12, Middletown 2 and 3, and Norwalk 2. However, under the ten percent test, NRG Energy’s other Connecticut facilities such as Cos Cob and the remote jets would qualify. In the April Order, FERC also approved fixed costs for the NRG Subsidiaries in the amount of $103.4 million. In the April Order, FERC stated that an expedited procedure would be developed for the paying entities to examine the fixed costs of the NRG Subsidiaries but that any changes in the approved fixed costs would have only a prospective effect.

     Until the impact of the rate structure change on future cash flows of each affected NRG Energy facility can be estimated, it is not determinable whether there are any recoverability issues for a portion of the approximately $400 million of related plant assets for these facilities. If the rates approved by FERC for NRG Energy’s Connecticut generating facilities are insufficient to provide future cost recovery, additional asset impairment charges could be forth coming. NRG Energy is filing with FERC for additional clarification of the April Order.

Other (Expense) Income

     Other expense for the three months ended March 31, 2003, was $169.5 million compared to $103.4 million, for the same period in 2002, an increase of $66.1 million, or 63.9%. The increase in other expense for the three months ended March 31, 2003 compared to the same period in 2002 was due to an increase in interest expense of approximately $75.6 million, or 71.5%, for 2003, as compared to 2002. Interest expense includes both corporate and project level interest expense. The increase in interest expense is due to increased debt balances and the completion of certain construction projects and the resulting reduction in the amount of capitalized interest in 2003 compared to 2002. In addition, interest expense was adversely affected in 2003 due to an unfavorable mark-to-market on certain interest rate swaps not accounted for as cash flow hedges. The increase in other income, net is due to the favorable mark-to-market of the £160 million corporate level debt in 2003 as compared to 2002. During 2002 the mark-to-market of the £160 million corporate level debt was offset by a foreign currency swap that was terminated in 2003.

Income Tax

     Income taxes for the three months ended March 31, 2003 was a tax expense of $34.6 million compared to a tax benefit of $28.0 million for the same period in 2002, an increase in expense of $62.6 million. The increase in income tax expense for 2003 as compared to 2002 was primarily due to the establishment of and increase in a valuation allowance against net operating losses and deferred income tax assets. Additional valuation allowance was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a disregarded entity for federal income tax purposes.

     Income taxes have been recorded on the basis that Xcel Energy will not include NRG Energy in its consolidated federal income tax return. It is uncertain if NRG Energy would be able to fully realize benefits on net operating losses and deferred tax assets on a stand-alone basis.

Income from discontinued operations, net

     As of March 31, 2003, NRG Energy has classified the operations and gain/losses recognized on the sales of certain entities as discontinued operations. Discontinued operations consist of the historical operations related to its Crockett Cogeneration, Entrade, Killingholme, Csepel, Hsin Yu and Bulo Bulo projects that were sold in 2002 or were deemed to have met the criteria required for such classification pending final disposition. For the three months ended March 31, 2003, the amounts included in Income from Discontinued Operations, Net consists primarily of the gain on sale of NRG Energy’s investment in the Killingholme project.

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

     Refer to Item 15 — Note 2 of the Consolidated financial statements of NRG Energy’s Form 10-K for the year ended December 31, 2002 for additional discussion regarding all of NRG Energy’s accounting policies and estimates.

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and between Ca and C at Moody’s, depending on the specific debt issue.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. These facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB— by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors

Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

      On May 14, 2003 NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et al., Case No. 03-13024(PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     On May 15, 2003, NRG announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy's corporate units that trade under the ticket symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff's decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy's announcement that it and certain of its U.S. affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Cash Flows

	For the Three Months Ended

	March 31,	March 31,
(In thousands)	2003	2002

Net cash used by operating activities	$(88,470)	$(27,421)

     Net cash used by operating activities increased for the three months ended March 31, 2003 compared to the same period in 2002. Due to a number of reasons, including the overall down-turn in the energy industry, NRG Energy’s financial condition has deteriorated. As a result of deteriorating credit, NRG Energy has been required to prepay and provide deposits for certain operation expenses. Other factors affecting working capital include an increase in accounts receivable, primarily related to increased energy prices, offset by an increase in accrued interest, due to NRG Energy not making scheduled interest payments.

Net cash provided (used) by investing activities	$64,205	$(478,896)

     Net cash provided by investing activities increased for the three months ended March 31, 2003 compared to the same period in 2002, due to reduced capital expenditures and increased proceeds from the sale of projects.

Net cash (used) provided by financing activities	$(23,758)	$592,846

     Net cash used by financing activities increased for the three months ended March 31, 2003 compared to the same period in 2002 due to constraints on NRG Energy’s ability to access the capital markets and the cancellation and termination of construction projects reducing the need for capital.

Off Balance-Sheet Items

     As of March 31, 2003, NRG Energy does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

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

     NRG Energy has numerous investments of generally less then 50% interests in energy and energy related entities that are accounted for under the equity method of accounting as disclosed in Item 15 — Note 10 to the Consolidated Financial Statements of NRG Energy’s Form 10-K for the year ended December 31, 2002. In the normal course of business NRG Energy may be asked to loan funds to these entities on both a long and short-term basis. Such transactions are generally accounted for as accounts payables and receivables to/from affiliates and notes receivables from affiliates and if appropriate, bear market-based interest rates. For additional information regarding amounts accounted for as notes receivables to affiliates see Item 15 — Note 12 to the Consolidated Financial Statements of NRG Energy’s Form 10-K for the year ended December 31, 2002.

Contractual Obligations and Commercial Commitments

     NRG Energy has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure programs. The following is a summarized table of contractual obligations. See additional discussion in Item 15 — Notes 13, 14 and 22 to the Consolidated Financial Statements of NRG Energy’s Form 10-K for the year ended December 31, 2002.

	Payments Due by Period as of March 31, 2003

					After
Contractual Cash Obligations	Total	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long term debt	$7,634,988	$6,996,761	$92,678	$90,205	$455,344
Capital lease obligations	573,665	28,086	55,027	55,027	435,525
Operating leases	80,556	11,514	21,067	18,030	29,945

Total contractual cash obligations	$8,289,209	$7,036,361	$168,772	$163,262	$920,814

	Amount of Commitment Expiration per Period as of March 31, 2003

	Total
	Amounts				After
Other Commercial Commitments	Committed	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Lines of credit	$1,000,000	$1,000,000	—	—	—
Stand by letters of credit	98,622	98,622	—	—	—
Cash collateral calls	1,185,200	826,500	79,613	128,054	151,033
Guarantees of subsidiaries	920,087	178,065	140,198	72,000	529,824

Total commercial commitments	$3,203,909	$2,103,187	$219,811	$200,054	$680,857

Recent Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Effective January 1, 2003, NRG Energy adopted SFAS No. 143, as required. Accordingly, NRG Energy identified certain retirement obligations related to the future dismantlement of equipment at leased property and environmental obligations related to ash disposal site closures. The adoption of SFAS No. 143 resulted in NRG Energy recording a $2.6 million increase in property, plant and equipment and a $4.2 million increase in other long-term obligations. The cumulative effect of adopting SFAS No. 143 was a $0.6 million increase in depreciation expense and a $1.6 million increase in interest expense.

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

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases ”. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

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

Derivative Instruments

     The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at March 31, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at March 31, 2003.

Trading Activity (Gains/(Losses), in thousands)

Fair Value of contracts outstanding at the beginning of the period	$30,640
Contracts realized or otherwise settled during the period	(116,265)
Other changes in fair values	(37,252)

Fair value of contracts outstanding at the end of the period	$(122,877)

Sources of Fair Value (Gains/(Losses), in thousands)

	Fair Value of Contracts at Period-End

	Maturity			Maturity	Total
	Less than	Maturity	Maturity	in excess	Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value

Prices actively quoted	$(6,692)	$(9,855)	$(1,795)	—	$(18,342)
Prices based on models & other valuation methods	30,111	111	(44,306)	(90,451)	(104,535)

	$23,419	$(9,744)	$(46,101)	$(90,451)	$(122,877)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     NRG Energy has £160 million in long-term debt due 2020, which is subject to market fluctuations. If the value of the British Pound Sterling decreases by 10% in relation to the U.S. dollar, NRG Energy would expect to record a loss of approximately $25.3 million.

     As of March 31, 2003, NRG Energy had no foreign currency exchange contracts outstanding.

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

     As of March 31, 2003, NRG Energy had various interest rate swap agreements with notional amounts totaling approximately $1.2 billion. If the swaps had been discontinued on March 31, 2003, NRG Energy would have owed the counter parties approximately $57.3 million.

     NRG Energy and its subsidiaries have both long and short-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2003, a 100 basis point change in the benchmark rate on NRG Energy’s variable rate debt would impact net income by approximately $37.0 million.

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

     The estimated maximum potential three-day loss in fair value of its commodity portfolio, calculated using the VAR model is as follows:

(In millions)

March 31, 2003	$207.2
Average	167.6
High	253.9
Low	117.7
March 31, 2002	55.5
Average	51.0
High	66.3
Low	42.0

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

Item 4. Controls and Procedures

     The Chairman, Senior Vice President, General Counsel, Vice President and Treasurer and Vice President and Controller (the Certifying Officers) have evaluated NRG Energy’s disclosure controls and procedures as defined in the rules of the SEC within 90 days of the filing date of this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG Energy in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG Energy caused by NRG Energy’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management positions and a diversion of NRG Energy financial and management resources to restructuring efforts. These circumstances detracted from NRG Energy’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG Energy has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG Energy as of, and for the periods presented in this report.

     NRG Energy’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which, subject to the disclosure in the foregoing paragraph, they believe are adequate to provide reasonable assurance that NRG Energy assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

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

     The Attorney General filed motions to remand, which the defendants opposed in July of 2002. In an Order filed in early September 2002, Judge Walker denied the remand motions. The Attorney General has appealed that decision to the United States Court of Appeal for the Ninth Circuit, and the appeal remains pending. The Attorney General also sought a stay of proceedings in the district court pending the appeal, and this request was also denied. A “Notice of Bankruptcy Filing” respecting NRG Energy was filed in the Ninth Circuit and in the District Court in mid-December 2002. The Attorney General filed a paper asserting that the “police power” exception to the automatic stay is applicable here. Judge Walker agreed with the Attorney General on this issue. In a lengthy opinion filed March 25, 2003, Judge Walker dismissed the Attorney General’s action against NRG and Dynegy with prejudice, finding it was barred by the filed rate doctrine and preempted by federal law. The Attorney General has filed a Notice of Appeal. NRG Energy is unable at this time to accurately estimate the damages sought by the Attorney General against NRG Energy and its affiliates, or predict the outcome of the case.

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

     The action was transferred from Los Angeles to the United States District Court in San Diego and was made a part of the Multi-District Litigation proceeding described below. All defendants filed motions to dismiss and to strike in the fall of 2002. In an Order dated January 6, 2003, the Honorable Robert Whaley, a federal judge from Spokane sitting in the United States District Court in San Diego, pursuant to the Order of the MDL Panel, granted the motions to dismiss on the grounds of federal preemption and filed-rate doctrine. The plaintiffs have filed a notice of appeal, and the appeal is pending.

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

     These cases were all filed in late 2000 and 2001 in various state courts throughout California. They allege unfair competition, market manipulation, and price fixing. All the cases were removed to the appropriate United States District Courts, and were thereafter made the subject of a petition to the Multi-District Litigation Panel (Case No. MDL 1405). The cases were ultimately assigned to Judge Whaley. Judge Whaley entered an order in 2001 remanding the cases to state court, and thereafter the cases were coordinated pursuant to state court coordination proceedings before a single judge in San Diego Superior Court. Thereafter, Reliant and Duke filed cross-complaints naming various Canadian, Mexican and United States government entities. Some of these defendants once again removed the cases to federal court, where they were ultimately again assigned to Judge Whaley. The defendants filed motions to dismiss and to strike under the filed-rate and federal preemption theories, and the plaintiffs challenged the district court’s jurisdiction and sought to have the cases remanded to state court. In December 2002, Judge Whaley issued an opinion finding that federal jurisdiction was absent in the district court, and remanding the cases to state court. Duke Energy and Reliant Energy have filed a notice of appeal with the Ninth Circuit, and also sought a stay of the remand pending appeal. The stay request was denied by Judge Whaley. On February 20, 2003, however, the Ninth Circuit stayed the remand order and accepted jurisdiction to hear the appeal of Reliant Energy and Duke Energy on the remand order. The Company anticipates that filed-rate/federal preemption pleading challenges will once again be filed once the remand appeal is decided. A “Notice of Bankruptcy Filing” respecting NRG Energy has also been filed in this action, providing notice of the involuntary petition.

     “Northern California” cases against various market participants, not including NRG Energy (part of MDL 1405). These include the Millar, Pastorino, RDJ Farms, Century Theatres, EI Super Burrito, Leo’s, J&M Karsant, and the Bronco Don cases. NRG Energy was not named in any of these cases, but in virtually all of them, either West Coast Power or one or more of the operating LLC’s with which NRG Energy is indirectly affiliated is named as a defendant. These cases all allege violation of Business & Professions Code § 17200, and are similar to the various allegations made by the Attorney General. Dynegy is named as a defendant in all these actions, and Dynegy’s outside counsel is representing both Dynegy and the West Coast Power entities in each of these cases.

     “Pacific Northwest” cases: Symonds v. Dynegy Power Marketing et al., United States District Court, Western District of Washington, Case No. CV02-2552; Lodewick v. Dynegy Power Marketing et al., Oregon Circuit Court Case No. 0212-12771. These cases were just recently asserted and contain similar claims to those found in the California cases described above. There has been little activity in either case, and we have just received notice that the plaintiffs in both actions are now seeking voluntary dismissal of their lawsuits..

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

     Jerry Egger, et al. v. Dynegy Inc., et al., Case No. 809822, Superior Court of California, San Diego County (filed May 1, 2003). We have just learned of the filing of this class action Complaint alleging violations of California’s Antitrust Law, Business and Professional Code, and unlawful and unfair business practices. The named defendants include “West Coast Power, Cabrillo II, El Segundo Power, Long Beach Generation.” No further information on this is presently available.

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

     California Attorney General

     In addition to the litigation it has undertaken described above, the California Attorney General has undertaken an investigation entitled In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California. In this connection, the Attorney General has issued subpoenas to Dynegy, served interrogatories on Dynegy and NRG Energy, and informally requested documents and interviews from Dynegy and Dynegy employees as well as NRG Energy and NRG Energy employees. NRG Energy responded to the interrogatories last summer, with the final set of responses being served on September 3, 2002. NRG Energy has also produced a large volume of documentation relating to the West Coast Power plants. In addition, NRG Energy employees in California have sat for informal interviews with representatives of the Attorney General’s office. Dynegy employees have also been interviewed.

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

     The Minnesota Involuntary Bankruptcy Case

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     The New York Voluntary Bankruptcy Case

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     Fortistar Capital Inc. v. NRG Energy, Inc., Hennepin County District Court.

     On July 12, 1999, Fortistar Capital Inc. (Fortistar) sued NRG Energy in Minnesota state court. The complaint sought injunctive relief and damages of over $50 million resulting from NRG Energy’s alleged breach of a letter agreement with Fortistar relating to the Oswego power plant. NRG Energy asserted counterclaims. After considerable litigation, the parties entered into a conditional, confidential settlement agreement, which was subject to necessary board and lender approvals. NRG Energy was unable to obtain necessary approvals. Fortistar has moved the court to enforce the settlement, seeking damages in excess of $35 million plus interest and attorneys’ fees. NRG Energy is opposing Fortistar’s motion on the grounds that conditions to contract performance have not been satisfied. No decision has been made on the pending motion, and NRG Energy cannot predict the outcome of this dispute.

     Fortistar RICO Claims/Indemnity Requests

     On Feb. 26, 2003, Fortistar Capital, Inc. and Fortistar Methane, LLC filed a lawsuit in the Federal District Court for the Northern District of New York against Xcel Energy and five present or former NRG Energy or NEO Corporation (NEO) officers and employees. NRG Energy is a wholly owned subsidiary of Xcel Energy, and NEO is a wholly owned subsidiary of NRG Energy. In the lawsuit, Fortistar claims that the defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud by engaging in a pattern of negotiating and executing agreements “they intended not to comply with” and “made false statements later to conceal their fraudulent promises.” The plaintiffs allege damages of some $350 million and also assert entitlement to a trebling of these damages under the provisions of the RICO Act. The present and former NRG Energy and NEO officers and employees have requested indemnity from NRG Energy, which requests NRG Energy is now examining. NRG Energy cannot at this time estimate the likelihood of an unfavorable outcome to the defendants in this lawsuit.

     NEO Corporation, a Minnesota Corporation on Behalf of Itself and on Behalf of Minnesota Methane, LLC, a Delaware Limited Liability Company v. Fortistar Methane, LLC, a Delaware Limited Liability Company, Hennepin County District Court

     NEO Corporation, a wholly owned subsidiary of NRG Energy, brought this lawsuit in January of 2001. NEO asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, fraudulent misrepresentations and omissions, defamation, business disparagement and derivative claims. Fortistar Methane, LLC denied NEO’s claims and counterclaimed alleging breach of contract, fraud, negligent misrepresentation and breach of warranty. NEO denied Fortistar Methane’s claims. Discovery has not been conducted. The parties entered into a conditional, confidential settlement of this matter and the Fortistar Capital action, described above. The agreement, however, was subject to necessary board and lender approvals. NEO was unable to obtain necessary approvals. Fortistar Methane has moved to enforce the settlement, seeking damages against NRG Energy in excess of $35 million plus interest and attorneys’ fees. NRG Energy and NEO are opposing Fortistar’s motion on the grounds that conditions to contract performance were not met. No decision has been rendered on the pending motion. NRG Energy cannot predict the likelihood of an unfavorable outcome.

     Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by Connecticut Light & Power Company (CL&P) for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing filed a response on March 21, 2003. CL&P has offset approximately $30 million from amounts owed to NRG Power Marketing, claiming that it has the right to offset those amounts under the contract. NRG Power Marketing, has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. On May 14, 2003, NRG Power Marketing provided notice to CL&P of termination of the contract effective May 19, 2003. Pursuant to the request of the Attorney General of Connecticut and the Connecticut Department of Public Utility Control, on May 16, 2003, the Federal Energy Regulatory Commission (FERC) issued an order directing NRG Power Marketing to continue to provide service to CL&P under the contract, pending further order by FERC. NRG Power Marketing cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract. Although the outcome of this litigation may have an affect on NRG Northeast, NRG Northeast is not a party to this litigation.

     The State of New York and Erin M. Crotty, as Commissioner of the New York State Department of Environmental Conservation v. Niagara Mohawk Power Corporation et al., United States District Court for the Western District of New York, Civil Action No. 02-CV-002S

     In January, 2002, NRG Energy and Niagara Mohawk Power Corporation (NiMo) were sued by the New York Department of Environmental Conservation in federal court in New York. The complaint asserted that projects undertaken at NRG Energy’s Huntley and Dunkirk plants by NiMo, the former owner of the facilities, required preconstruction permits pursuant to the Clean Air Act and that the failure to obtain these permits violated federal and state laws. In July, 2002, NRG Energy filed a motion to dismiss. On March 27, 2003 the court dismissed the complaint against NRG Energy with prejudice as to the federal claims and without prejudice as to the state claims. It is possible the state will appeal this dismissal to the Second Circuit Court of Appeals. In the meantime, on April 25, 2003, the state provided to NRG Energy notice of intent to again sue NRG Energy and various affiliates by filing a second amended complaint in this same action in the federal court in New York, asserting against the NRG Energy Defendants violations of operating permits and deficient operating permits at the Huntley and Dunkirk plants. If the case ultimately is litigated to a judgment and there is an unfavorable outcome that could not be addressed through use of compliant fuels and/or a plantwide applicability limit, NRG Energy has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period, and NRG Energy may be responsible for payment of certain penalties and fines.

     Niagara Mohawk Power Corporation v. NRG Energy, Inc., Huntley Power, LLC, and Dunkirk Power, LLC, Supreme Court, State of New York, County of Onondaga, Case No. 2001-4372

     NRG Energy has asserted that NiMo is obligated to indemnify it for any related compliance costs associated with resolution of the enforcement action. NiMo has filed suit in state court in New York seeking a declaratory judgment with respect to its obligations to indemnify NRG Energy under the asset sales agreement. NRG Energy has pending a summary judgment motion on its entitlement to be reimbursed by NiMo for the attorneys’ fees NRG Energy has incurred in the enforcement action, and that motion should be heard within the next 60 days.

     Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC

     All three of these facilities have been issued Notices of Violation with respect to opacity exceedances. NRG Energy has been engaged in consent order negotiations with the New York State Department of Environmental Conservation (DEC) relative to opacity issues affecting all three facilities periodically since 1999. One proposed consent order was forwarded by DEC under cover of a letter dated January 22, 2002, which makes reference to 7,890 violations at the three facilities and contains a proposed payable penalty for such violations of $900,000. On February 5, 2003, DEC sent to NRG Energy a proposed Schedule of Compliance and asserted that it is to be used in conjunction with newly-drafted consent orders. NRG Energy has not yet received the consent orders although NRG Energy has been told by DEC that DEC is now seeking a penalty in excess of that cited in its January 22, 2002 letter. NRG Energy expects to continue negotiations with DEC regarding the proposed consent orders, including the Schedule of Compliance and the penalty amount. NRG Energy cannot predict whether those discussions with the DEC will result in a settlement and, if they do, what sanctions will be imposed. In the event that the consent order negotiations are unsuccessful, NRG Energy does not know what relief DEC will seek through an enforcement action and what the result of such action will be.

     Niagara Mohawk Power Corporation v. Dunkirk Power LLC, et al., Supreme Court, Erie County, Index No. 1-2000-8681

     On October 2, 2000, plaintiff NiMo commenced this action against NRG Energy to recover damages plus late fees, less payments received through the date of judgment, as well as any additional amounts due and owing, for electric service provided to the Dunkirk Plant after September 18, 2000. Plaintiff NiMo claims that NRG Energy has failed to pay retail tariff amounts for utility services commencing on or about June 11, 1999 and continuing to September 18, 2000 and thereafter. Plaintiff has alleged breach of contract, suit on account, violation of statutory duty, and unjust enrichment claims. On or about October 23, 2000, NRG Energy served an answer denying liability and asserting affirmative defenses.

     After proceeding through discovery, and prior to trial, the parties and the court entered into a stipulation and order filed August 9, 2002 consolidating this action with two other actions against NRG Northeast’s Huntley and Oswego subsidiaries, both of which cases assert the same claims and legal theories for failure to pay retail tariffs for utility services.

     On October 8, 2002, a Stipulation and Order was filed in the Erie County Clerk’s Office staying this action pending submission of some or all of the disputes in the action to the FERC. NRG Energy cannot make an evaluation of the likelihood of an unfavorable outcome. The cumulative potential loss could exceed $35 million.

     Niagara Mohawk Power Corporation v. Huntley Power LLC, NRG Huntley Operations, Inc., NRG Dunkirk Operations, Inc., Dunkirk Power LLC, Oswego Harbor Power LLC, and NRG Oswego Operations, Inc., Case Filed November 26, 2002 in Federal Energy Regulatory Commission Docket No. EL 03-27-000.

     This is the companion action filed by NiMo at FERC, similarly asserting that NiMo is entitled to receive retail tariff amounts for electric service provided to the Huntley, Dunkirk and Oswego plants. The parties are currently engaged in settlement negotiations in an attempt to resolve both this FERC action and the above-referenced state court proceedings respecting amounts owing for electrical service provided to these three plants. At this stage of the proceedings, NRG Energy cannot estimate the likelihood of an adverse determination. As noted above, the cumulative potential loss could exceed $35 million.

     Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

     On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (DEQ) revisions to the Baton Rouge State Implementation Plan (SIP). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a sixty (60) day stay of this proceeding on February 25, 2003 to allow the parties to conduct settlement discussions, which has now been further extended to August 26, 2003, while the parties continue their settlement efforts. At this time, NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which NRG Energy may be subject.

     In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law.

     During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NOx, based on the application of Best Available Control Technology (BACT). The BACT limitation for NOx was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

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

     FERC Investigation of Saguaro Power Company

     On February 24, 2003, FERC initiated an investigation into whether Saguaro Power Company (Saguaro) satisfied or currently satisfies the statutory and regulatory requirements for a qualifying facility under the Public Utility Regulatory Policies Act of 1978 (PURPA). PURPA provides special benefits for qualifying facilities regarding their rights to sell the electrical output of generation projects to electric utilities and exempts qualifying facilities from certain state and federal regulation. NRG Energy’s wholly-owned subsidiary, Eastern Sierra Power Company, owns a 49% general partnership interest and a 1% limited partnership interest in Saguaro. The FERC Order initiating the investigation notes that certain financing arrangements between Enron North America and Boulder Power LLC, an indirect owner of a 14% general partnership interest and a 1% limited partnership interest in Saguaro, may have caused Saguaro not to meet the limitations on electric utility ownership applicable to qualifying facilities under PURPA and FERC regulations. At this time, NRG Energy is unable to predict the likelihood of an unfavorable outcome of this matter or the remedies that the FERC would impose in the event it found that Sagauro did not or does not satisfy the requirements for a qualifying facility.

     Stone & Webster, Inc. and Shaw Constructors, Inc. v. NRG Energy, Inc. et al.

     On October 17, 2002, Stone & Webster, Inc. and Shaw Constructors, Inc. filed a lawsuit in the United States District Court, Southern District of Mississippi, against NRG Energy, Xcel Energy, Inc., NRG Granite Acquisition LLC, Granite Power Partners II LP and two of Xcel Energy’s executives relating to the construction of a power plant in Pike County, Mississippi. Plaintiffs generally allege that they were not paid for work performed to construct the power plant, and have sued the parent entities of the company with which they contracted to build the plant in order to recover amounts allegedly owing. Plaintiffs assert claims for breach of fiduciary duty, piercing the corporate veil, breach of contract, tortious interference with contract, enforcement of the NRG Energy guaranty, detrimental reliance, negligent or intentional misrepresentation, conspiracy, and aiding and abetting. On December 23, 2002, NRG Energy moved to dismiss the complaint in its entirety for failure to state a claim upon which relief can be granted. The parties have exchanged briefs on this motion and no trial date has yet been set in this matter. NRG Energy cannot presently predict the outcome of the dispute.

     The Mississippi Involuntary Case

     On October 17, 2002, a petition commencing an involuntary bankruptcy proceeding pursuant to Chapter 7 of the Bankruptcy Code was filed against LSP-Pike Energy, LLC, a subsidiary of NRG Energy, by Stone & Webster, Inc. and Shaw Constructors, Inc. — the joining petitioners in the Minnesota involuntary case described above — in the United States Bankruptcy Court for the Southern District of Mississippi. In their petition filed with the Mississippi Bankruptcy Court, the joining petitioners sought recovery of allegedly unpaid contractual construction-related obligations in an aggregate amount of $73.8 million which amount LSP-Pike Energy, LLC has disputed. LSP-Pike Energy, LLC filed an answer to the petition in the Mississippi involuntary case and served various interrogatory and deposition discovery requests on the joining petitioners. The Mississippi Bankruptcy Court has not entered any order for relief in the Mississippi involuntary case.

     FirstEnergy Arbitration Claim

     On November 29, 2001, The Cleveland Electric Illuminating Company, The Toledo Edison Company and FirstEnergy Ventures (Sellers) entered into Purchase and Sale Agreements with NRG Able Acquisition LLC, which were guaranteed by NRG Energy (collectively, Purchasers), for the purchase of certain power plants for approximately $1.5 billion. On August 8, 2002, Sellers terminated the agreements and asserted that Purchasers were liable for anticipatory breach of the Purchase and Sale Agreements on the grounds that they could not finance the purchases. On August 8, 2002, Purchasers provided notice that they disagreed with Sellers’ assertion. After Sellers filed a motion seeking a waiver of the automatic stay of Section 362(a) of the Bankruptcy Code, on February 21, 2003, Sellers, NRG Energy, and NRG Northern Ohio Generating LLC, f/k/a/ NRG Able, stipulated to the United States Bankruptcy Court, District of Minnesota, that they would agree to a waiver of the automatic stay, thereby allowing Sellers to commence arbitration against Purchasers regarding their dispute. The collection of any award, however, would remain fully subject to NRG Energy’s automatic stay. The Bankruptcy Court approved the stipulation. On February 26, 2003, Sellers commenced arbitration proceedings against Purchasers, and the parties are now proceeding to select the arbitration panel. Sellers have yet to quantify their damage claim, though Sellers have stated publicly that they will seek an arbitration award of several hundred million dollars. NRG Energy cannot presently predict the outcome of this dispute.

     General Electric Company and Siemens Westinghouse Turbine Purchase Disputes

     NRG Energy and/or its affiliates have entered into several turbine purchase agreements with affiliates of General Electric Company (GE)and Siemens Westinghouse Power Corporation (Siemens). GE and Siemens have notified NRG Energy that it is in default under certain of those contracts, terminated such contracts, and demanded that NRG Energy pay the termination fees set forth in such contracts. GE’s claim amounts to $120 million and Siemens’ approximately $45 million in cumulative termination charges. NRG Energy has recorded a liability for the amounts they believe they owe under the contracts and termination provisions. NRG Energy cannot estimate the likelihood of unfavorable outcomes in these disputes.

     Itiquira Energetica, S.A.

     NRG Energy’s indirectly controlled Brazilian project company, Itiquira Energetica S.A., the owner of a 156MW hydro project in Brazil, is currently in arbitration with the former EPC contractor for the project, Inepar Industria e Construcoes (Inepar). The dispute was commenced by Itiquira in September, 2002 and pertains to certain matters arising under the former EPC contract. Itiquira principally asserts that Inepar breached the contract and caused damages to Itiquira by (i) failing to meet milestones for substantial completion; (ii) failing to provide adequate resources to meet such milestones; (iii) failing to pay subcontractors amounts due; and (iv) being insolvent. Itiquira’s arbitration claim is for approximately US$40 million. Inepar has asserted in the arbitration that Itiquira breached the contact and caused damages to Inepar by failing to recognize events of force majeure as grounds for excused delay and extensions of scope of services and material under the contract. Inepar’s damage claim is for approximately US $10 million. The parties submitted their respective statements of claims, counterclaims and responses, and a preliminary arbitration hearing was held on March 21, 2003. If the parties do not settle their disputes in the interim, NRG Energy anticipate that the court of arbitration will proceed with an evidentiary hearing this summer. In the meantime, on April 25, 2003 (with notice to the parties on May 7, 2003), this court of arbitration ruled that Itiquira may collect immediately the total amount of the performance bond (approximately US $5 million). NRG Energy cannot estimate the likelihood of an unfavorable outcome in this dispute.

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

Item 3. Defaults Upon Senior Securities

     The Company has identified the following material defaults with respect to the indebtedness of the Company and its significant subsidiaries:

$350 million 8.25% Senior Unsecured Notes due 2010 issued by NRG Energy

•	Failure to make $14.4 million interest payment due on September 16, 2002

•	Failure to make $14.4 million interest payment due on March 17, 2003

$250 million 8.70% Remarketable or Redeemable Securities due 2005 issued by NRG Energy Pass-Through Trust 2000-1

•	Failure to make $10.9 million interest payment due on September 16, 2002

•	Failure to make $10.9 million interest payment due on March 17, 2003

$240 million 8.0% Remarketable or Redeemable Securities due 2013 issued by NRG Energy

•	Failure to make $9.6 million interest payment due on November 1, 2002

•	Failure to make $9.6 million interest payment due on May 1, 2003

$350 million 7.75% Senior Unsecured Notes due 2011 issued by NRG Energy

•	Failure to make $13.6 million interest payment due on October 1, 2002

•	Failure to make $13.6 million interest payment due on April 1, 2003

$500 million of 8.625% Senior Unsecured Notes due 2031 issued by NRG Energy

•	Failure to make $21.6 million interest payment due on October 1, 2002

•	Failure to make $21.6 million interest payment due on April 1, 2003

$300 million of 7.50% Senior Unsecured Notes due 2009 issued by NRG Energy

•	Failure to make $11.3 million interest payment due on December 1, 2002

$250 million of 7.50% Senior Unsecured Notes due 2007 issued by NRG Energy

•	Failure to make $9.4 million interest payment due on December 15, 2002

$340 million of 6.75% Senior Unsecured Notes due 2006 issued by NRG Energy

•	Failure to make $11.5 million interest payment due on January 15, 2003

$125 million of 7.625% Senior Unsecured Notes due 2006 issued by NRG Energy

•	Failure to make $4.8 million interest payment due on February 1, 2003

NRG Equity Units (NRZ) and related 6.50% Senior Unsecured Debentures due 2006 issued by NRG Energy

•	Failure to make $4.7 million interest payment due on November 16, 2002

•	Failure to make $4.7 million interest payment due on February 17, 2003

$1.0 billion 364-Day Revolving Credit Agreement dated March 8, 2002, among NRG Energy ABN Amro Bank NV, as Administrative Agent and the other parties

•	Failure to make $6.5 million interest payment due on September 30, 2002

•	Failure to make $18.6 million interest payment due on December 31, 2002

•	Failure to make $17.8 million interest payment due on March 31, 2003

•	Missed minimum interest coverage ratio of 1.75x

•	Violated minimum net tangible worth of $1.5 billion

•	Notice of default issued on February 27, 2003, rendering the debt immediately due and payable

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

•	Failure to make $46.9 million in combined interest payments as of March 31, 2003

•	Failure to fund equity obligations for construction

•	Failure to post collateral requirements due under equity support agreement

•	Acceleration of debt on November 6, 2002, rendering the debt immediately due and payable

$325 million Series A floating rate Senior Secured Bonds due 2019 issued by NRG Peaker Finance Company LLC

•	Failure to remove liens placed on one of the project company assets

•	A cross default resulting from failure by NRG Energy to make payments of principal, interest and other amounts due on NRG Energy’s debt for borrowed money in excess of $50 million in the aggregate

•	Notice of default issued on October 22, 2002

•	Acceleration of debt on May 13, 2003, rendering the debt immediately due and payable

$500 million of 8.962% Series A-1 Senior Secured Notes due 2016 issued by NRG South Central Generating LLC

•	Failure to make $20.2 million interest and $12.8 million principal payment due on September 16, 2002

•	Failure to make $12.8 million principal payment due on March 17, 2003

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$300 million 9.479% Series B-1 Senior Secured bonds due 2024 issued by NRG South Central Generating LLC

•	Failure to make $14.2 million interest payment due on September 16, 2002

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$320 million of 8.065% Series A Senior Secured Bonds due 2004 issued by NRG Northeast Generating LLC

•	Failure to make $53.5 million principal payment on December 15, 2002

•	Failure to fund debt service reserve account

$130 million of 8.824% Series B Senior Secured Bonds due 2015 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$300 million of 9.29% Series C Senior Secured Bonds due 2024 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

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

•	Liens placed against project assets

$181 million Loan Agreement dated November 30, 2001, as amended, among McClain LLC and Westdeutsche Landesbank Girozentrale, as Administrative Agent

•	Failure to fund the debt service reserve account

•	Failure to comply with revenue allocation procedures under Article 3 of the Energy Management Services Agreement

     In addition to the foregoing, there maybe additional technical defaults with respect to these or other NRG Energy debt instruments. Further, defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Energy debt instruments.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Officer Certification

(b)	Reports on Form 8-K:

NRG Energy filed reports on Form 8-k on the following dates during the quarter ended March 31, 2003:

February 21, 2003 and March 6, 2003.

Cautionary Statement Regarding Forward Looking Information

     The information presented in this annual report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, NRG Energy can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The impact of NRG Energy’s Chapter 11 bankruptcy filing in the United States Bankruptcy Court for the Southern District of New York, including the actions and decisions of creditors of NRG Energy and/or interested third parties, the various instructions, orders and decisions of the Bankruptcy Court and the possibility of a bankruptcy filing by additional NRG Energy Subsidiaries;

•	NRG Energy’s ability or the ability of any of its subsidiaries to reach agreements with its lenders, creditors and other stakeholders regarding a comprehensive restructuring of NRG Energy;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	NRG Energy’s ability to sell assets in the amounts and on the timetable assumed;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Energy has a financial interest;

•	General economic conditions including inflation rates and monetary or currency exchange rate fluctuations;

•	The effect on the U.S. economy as a consequence of the invasion of Iraq and other potential actions relating to the U.S. government’s efforts to suppress terrorism;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services and solvency;

•	Supplier financial condition, including solvency and the ability to deliver procured commodities and services as required and directed;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related or other damage to facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including the hiring and retention of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment;

•	Increased competition in the power generation industry;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Factors associated with various investments including conditions of final legal closing, partnership actions, competition, operating risks, dependence on certain suppliers and customers and domestic and foreign environmental and energy regulations;

•	Limitations on NRG Energy’s ability to control projects in which NRG Energy has less than 100% interest;

•	Limited operating history at recently acquired or constructed projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive commercial agreements, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG Energy’s control;

•	Failure to timely satisfy the closing conditions contained in the definitive agreements for the sale of projects subject to definitive agreements but not yet closed, many of which are beyond NRG Energy’s control;

•	Factors challenging the successful integration of projects not previously owned or operated by NRG Energy, including the ability to obtain operating synergies;

•	Factors associated with operating in foreign countries including: delays in permitting and licensing, construction delays and interruption of business, political instability, taxing regimes, risk of war, expropriation, nationalization, renegotiation, or nullification of existing contracts, changes in law, and the ability to convert foreign currency into United States dollars;

•	Changes in government regulation or the implementation of new government regulations, including pending changes within or outside of California as a result of the California energy crisis, or the outcome of litigation pending in California and other western states, which could adversely affect the continued deregulation of the electric industry;

•	Changes in market design or implementation of rules that affect NRG Energy’s ability to transmit or sell power in any market, including, without limitation, the failure of the NEPOOL market to allow NRG Energy to recover all of its fixed costs through the FERC authorized bidding procedure on certain Connecticut generation facilities;

•	Other business or investment considerations that may be disclosed from time to time in NRG Energy’s Securities and Exchange Commission filings or in other publicly disseminated written documents, including NRG Energy’s Registration Statement No. 333-62958, as amended, and all supplements therein.

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

NRG ENERGY, INC.

(Registrant)

/S/ Scott J. Davido

Scott J. Davido, Chairman, Senior Vice President, General Counsel (Principal Executive Officer)

/S/ George P. Schaefer

George P. Schaefer, Vice President and Treasurer (Principal Financial Officer)

/S/ William T. Pieper

William T. Pieper, Vice President and Controller (Principal Accounting Officer)

Date: May 20, 2003

I, Scott J. Davido, certify that:

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

Date: May 20, 2003

/S/ Scott J. Davido

Scott J. Davido, Chairman, Senior Vice President, General Counsel (Principal Executive Officer)

I, George P. Schaefer, certify that:

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

Date: May 20, 2003

/S/ George P. Schaefer

George P. Schaefer, Vice President and Treasurer (Principal Financial Officer)

I, William T. Pieper, certify that:

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

Date: May 20, 2003

/S/ William T. Pieper

William T. Pieper, Vice President and Controller (Principal Accounting Officer)