Form 10-K/A
period 2002-12-31
NRG ENERGY INC
filed 2003-07-09
CIK 1013871

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
None

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Act. Yes [ ] No [X]

     As of the last business day of the most recently completed first fiscal quarter, there were 3 shares of Class A Common Stock and 1 share of Common Stock outstanding, all of which were owned by Xcel Energy Wholesale Group Inc.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2003

Class A — Common Stock, $0.01 par value	3 shares
Common Stock, $0.01 par value	1 share

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Documents Incorporated by Reference:
None.

     The purpose of this amendment to NRG Energy, Inc.’s Annual Report on Form10-K for the year ended December 31, 2002, is to file the financial statements of West Coast Power LLC, an entity in which NRG Energy Inc. owns an indirect, 50% interest.

SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-99.1 Officer Certification
EX-99.2 Financial Statements of West Coast Power

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 9, 2003.

NRG ENERGY, INC.

/s/ GEORGE P. SCHAEFER

George P. Schaefer It’s Vice President and Treasurer

2

CERTIFICATIONS

I, Scott J. Davido, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of NRG Energy, Inc.;

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

/s/ SCOTT J. DAVIDO Scott J. Davido Chairman, Senior Vice President and General Counsel

Date: July 9, 2003

I, George P. Schaefer, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of NRG Energy, Inc.;

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

Date: July 9, 2003

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

/s/ WILLIAM T. PIEPER William T. Pieper Vice President and Controller

Date: July 9, 2003

EXHIBIT INDEX

99.1	Officer Certification
99.2	Financial statements of “West Coast Power” (filed herein).