Form 10-Q
period 2003-06-30
NRG ENERGY INC
filed 2003-08-14
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2003	Commission File Number: 001-15891

NRG Energy, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	41-1724239 (I.R.S. Employer Identification No.) 55402 (Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]	No [ ]

     As of August 12, 2003, there were 3 shares of Class A common stock and 1 share of Common stock outstanding, all of which were owned by Xcel Energy Wholesale Group Inc.

Part I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2003	2002	2003	2002

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$488,673	$557,697	$1,028,150	$1,021,863
Equity in earnings of unconsolidated affiliates	46,857	24,712	92,486	42,996

Total operating revenues and equity earnings	535,530	582,409	1,120,636	1,064,859

Operating Costs and Expenses
Cost of majority-owned operations	401,084	364,581	801,229	686,858
Depreciation and amortization	73,645	64,954	143,223	117,664
General, administrative and development	41,814	42,257	92,578	107,481
Write downs on equity method investments	132,250	9,846	148,841	9,846
Restructuring professional fees and expenses	6,334	—	6,334	—
Asset impairments and restructuring charges	370,315	45,924	392,451	45,924

Total operating costs and expenses	1,025,442	527,562	1,584,656	967,773

Operating(Loss)/Income	(489,912)	54,847	(464,020)	97,086

Other Income (Expense)
Minority interest in earnings of consolidated subsidiaries	(1,228)	(424)	(1,175)	(749)
Other income (expense), net	(10,423)	4,563	1,336	7,171
Restructuring interest income	130	—	130	—
Interest expense	(100,199)	(121,001)	(281,294)	(226,478)

Total other expense	(111,720)	(116,862)	(281,003)	(220,056)

Loss From Continuing Operations Before
Income Taxes	(601,632)	(62,015)	(745,023)	(122,970)
Income Tax Expense (Benefit)	5,295	(26,697)	39,868	(53,768)

Loss From Continuing Operations	(606,927)	(35,318)	(784,891)	(69,202)
(Loss)/Income on Discontinued Operations, Net of Income Taxes	(1,474)	(6,034)	163,858	1,387

Net Loss	$(608,401)	$(41,352)	$(621,033)	$(67,815)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands)	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$332,702	$385,055
Restricted cash	300,996	282,583
Accounts receivable — trade, less allowance for doubtful accounts of $32,699 and $18,163	320,774	283,577
Current portion of notes receivable — affiliates	—	2,442
Current portion of notes receivable	1,660	3,000
Income tax receivable	20,907	4,486
Inventory	261,429	267,923
Derivative instruments valuation	18,922	28,791
Prepayments and other current assets	211,577	139,082
Current assets — discontinued operations	26,685	100,513

Total current assets	1,495,652	1,497,452

Property, Plant and Equipment, at Original Cost
In service	6,516,074	6,778,500
Under construction	446,764	623,750

Total property, plant and equipment	6,962,838	7,402,250
Less accumulated depreciation	(709,647)	(615,063)

Net property, plant and equipment	6,253,191	6,787,187

Other Assets
Equity investments in affiliates	900,420	884,263
Notes receivable, less current portion — affiliates	166,995	206,308
Notes receivable, less current portion	811,985	778,945
Intangible assets, net of accumulated amortization of $24,114 and $22,110	73,436	76,639
Debt issuance costs, net of accumulated amortization of $59,635 and $50,382	136,284	139,650
Derivative instruments valuation	85,115	90,766
Other assets, net of accumulated amortization of $3,982 and $4,229	37,704	24,647
Non-current assets — discontinued operations	50,260	409,039

Total other assets	2,262,199	2,610,257

Total Assets	$10,011,042	$10,894,896

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands)	2003	2002

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities not subject to compromise
Current Liabilities
Current portion of long-term debt	$1,599,781	$7,185,579
Revolving line of credit	—	1,000,000
Project-level, non-recourse debt	19,360	30,064
Accounts payable — trade	295,410	573,164
Accounts payable — affiliate	20,508	54,948
Accrued property, sales and other taxes	30,087	27,677
Accrued salaries, benefits and related costs	23,623	21,137
Accrued interest	4,429	289,714
Derivative instruments valuation	2,706	13,439
Other current liabilities	82,772	111,447
Current liabilities — discontinued operations	107,823	523,472

Total current liabilities	2,186,499	9,830,641

Other Liabilities
Long-term debt	1,173,783	1,184,287
Deferred income taxes	177,373	89,532
Postretirement and other benefit obligations	46,022	67,495
Derivative instruments valuation	102,981	91,039
Other long-term obligations	120,154	143,943
Minority interest	31,140	29,841
Non-current liabilities — discontinued operations	21,857	154,317

Total liabilities not subject to compromise	3,859,809	11,591,095

Liabilities subject to compromise
Financing debt	6,408,604	—
Accounts payable — trade	166,869	—
Accounts payable — affiliate	42,277	—
Accrued liabilities	742,642	—
Other liabilities	69,187	—

Total liabilities subject to compromise	7,429,579	—

Commitments and Contingencies
Stockholder’s Deficit
Class A — common stock; $.01 par value; 100 shares authorized; 3 shares at June 30, 2003 and at December 31, 2002 issued and outstanding	—	—
Common stock; $.01 par value; 100 shares authorized, 1 share at June 30, 2003 and at December 31, 2002 issued and outstanding	—	—
Additional paid-in capital	2,227,692	2,227,692
Retained deficit	(3,449,966)	(2,828,933)
Accumulated other comprehensive loss	(56,072)	(94,958)

Total stockholder’s deficit	(1,278,346)	(696,199)

Total Liabilities and Stockholder’s Deficit	$10,011,042	$10,894,896

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s (Deficit)/Equity
For the Three Months Ended June 30, 2003 and June 30, 2002
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder's
(In thousands)	Stock	Shares	Stock	Shares	Capital	(Deficit)/Earnings	Income (Loss)	(Deficit)/Equity

Balances at March 31, 2002	$1,476	147,605	$512	51,174	$1,717,475	$608,886	$(95,226)	$2,233,123
Net Loss						(41,352)		(41,352)
Foreign currency translation adjustments and other							81,333	81,333
Deferred unrealized gain on derivatives, net							4,587	4,587

Comprehensive income for the three months ended June 30, 2002								44,568
Contribution from parent					502,874			502,874
Issuance of common stock			3	356	5,352			5,355
Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at June 30, 2002	$—	—	$—	—	$2,227,692	$567,534	$(9,306)	$2,785,920

Balances at March 31, 2003	$—	—	$—	—	$2,227,692	$(2,841,565)	$(139,004)	$(752,877)

Net Loss						(608,401)		(608,401)
Foreign currency translation adjustments and other							77,777	77,777
Deferred unrealized gain on derivatives, net							5,155	5,155

Comprehensive loss for three months ended June 30, 2003								(525,469)

Balances at June 30, 2003	$—	—	$—	—	$2,227,692	$(3,449,966)	$(56,072)	$(1,278,346)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s (Deficit)/Equity
For the Six Months Ended June 30, 2003 and June 30, 2002
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder’s
(In thousands)	Stock	Shares	Stock	Shares	Capital	(Deficit)/Earnings	Income (Loss)	(Deficit)/Equity

Balances at December 31, 2001	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129
Net Loss						(67,815)		(67,815)
Foreign currency translation adjustments and other							88,236	88,236
Deferred unrealized gains on derivatives, net							16,647	16,647

Comprehensive income for the six months ended June 30, 2002								37,068
Contribution from parent					502,874			502,874
Issuance of common stock, Net			6	591	8,843			8,849
Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at June 30, 2002	$—	—	$—	—	$2,227,692	$567,534	$(9,306)	$2,785,920

Balances at December 31, 2002	$—	—	$—	—	$2,227,692	$(2,828,933)	$(94,958)	$(696,199)

Net Loss						(621,033)		(621,033)
Foreign currency translation adjustments and other							90,867	90,867
Deferred unrealized loss on derivatives, net							(51,981)	(51,981)

Comprehensive loss for six months ended June 30, 2003								(582,147)

Balances at June 30, 2003	$—	—	$—	—	$2,227,692	$(3,449,966)	$(56,072)	$(1,278,346)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

(In thousands)	2003	2002

Cash Flows from Operating Activities
Net loss	$(621,033)	$(67,815)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Undistributed equity in earnings of unconsolidated affiliates	(23,943)	(817)
Depreciation and amortization	145,221	144,361
Amortization of deferred financing costs	11,090	10,524
Deferred income taxes and investment tax credits	36,525	14,370
Minority interest	466	3,937
Unrealized losses (gains) on energy contracts	17,796	(17,942)
Asset impairment	347,913	38,945
Write down and loss on sale of equity method investments	148,841	—
Gain on sale of discontinued operations	(218,536)	—
Amortization of assumed out of market power contracts	—	(20,579)
Cash provided (used) by changes in certain working capital items, net of acquisition effects
Accounts receivable	(43,608)	(55,581)
Accounts receivable — affiliates	—	(685)
Accrued income taxes	(18,603)	(65,082)
Inventory	13,550	14,026
Prepayments and other current assets	(74,262)	(18,482)
Accounts payable	264,106	29,847
Accounts payable — affiliates	4,788	(17,480)
Accrued property, sales and other taxes	5,398	5,623
Accrued salaries, benefits and related costs	(3,769)	(27,274)
Accrued interest	126,578	8,110
Other current liabilities	(117,355)	5,561
Cash used by changes in other assets and liabilities	22,869	10,558

Net Cash Provided (Used) by Operating Activities	24,032	(5,875)

Cash Flows from Investing Activities
Proceeds from sale of equity method investments	89,223	—
Investments in equity method investments and projects	(369)	(66,385)
(Increase)/decrease in notes receivable (net)	9,405	(135,378)
Capital expenditures	(56,605)	(850,353)
Increase in restricted cash	(14,137)	(71,280)

Net Cash Provided (Used) by Investing Activities	27,517	(1,123,396)

Cash Flows from Financing Activities
Proceeds from issuance of stock, net	—	4,065
Net borrowings under line of credit agreements	—	790,000
Proceeds from issuance of corporate units	—	—
Proceeds from issuance of long-term debt, net	5,342	1,049,828
Deferred debt issuance costs	(7,474)	—
Capital contributions from parent	—	500,000
Principal payments on short and long-term debt	(31,390)	(1,043,610)

Net Cash (Used) Provided by Financing Activities	(33,522)	1,300,283

Cash from Discontinued Operations	22,783	25,544
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(93,163)	11,440
Net (Decrease) Increase in Cash and Cash Equivalents	(52,353)	207,996
Cash and Cash Equivalents at Beginning of Period	385,055	106,102

Cash and Cash Equivalents at End of Period	$332,702	$314,098

See notes to consolidated financial statements.

NRG Energy, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     NRG Energy Inc. (NRG Energy or the Company) is an energy company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally. NRG Energy is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. Xcel Energy also owns or has an interest in a number of non-regulated businesses, the largest of which is NRG Energy.

     In the 1990’s, NRG Energy pursued a strategy of growth through acquisitions. Starting in 2000, NRG Energy added the development of new construction projects to this strategy. This strategy required significant capital, much of which was satisfied primarily with third party debt. As of December 31, 2002, NRG Energy had approximately $9.4 billion of debt on its balance sheet at the corporate and project levels. Due to a number of reasons, including the overall down-turn in the energy industry, NRG Energy’s financial condition has deteriorated significantly. As a direct consequence, in 2002 NRG Energy entered into discussions with its creditors in anticipation of a comprehensive restructuring in order to become a more stable and appropriately capitalized company. NRG Energy is working toward this goal by selective divestiture of non-core assets, consolidation of management, reorganization and redirection of power marketing philosophy and activities and an overall financial restructuring that will improve liquidity and reduce debt. In connection with its restructuring efforts, on May 14, 2003 NRG Energy and 26 of its U.S. affiliates (the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003 and Form 10-Q filed by NRG Energy on May 20, 2003.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s (SEC) regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by NRG Energy are set forth in Note 2 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2002 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     The Financial Statements have been prepared on a “going concern” basis in accordance with GAAP. The “going concern” basis of presentation assumes that NRG Energy will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, NRG Energy’s ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, NRG Energy’s ability to comply with the terms of, and if necessary renew at its expiry in May 2004, the Debtor in Possession Credit Facility, and NRG Energy’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurance that this can be accomplished and if it were not, NRG Energy’s ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     The Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Interest expense is reported only to the extent that it will be paid or that it is probable that it will be an allowed claim.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

     The Company is in the process of reconciling recorded prepetion liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process will be recorded as adjustments to prepetition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of June 30, 2003 and December 31, 2002, the results of its operations and stockholder’s (deficit)/equity for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

     Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on results of operations or total stockholder’s (deficit)/equity as previously reported.

1. Restructuring Activities

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy also recorded asset impairment charges of approximately $3.1 billion during 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

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

     NRG Energy failed to make a second quarter payment of $18.0 million due on June 30, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $11.3 million interest payment due on June 1, 2003 on the $300 million of 7.50% senior unsecured notes maturing 2009; and a $9.4 million interest payment due on June 15, 2003 on the $250 million of 7.50% senior unsecured notes due 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to working towards establishing a comprehensive plan of restructuring.

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

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court). On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Minnesota Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The settlement was subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement called for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continue to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003, NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, in re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). See Note 2 for a complete list of debtors. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc., NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan).

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday July 28, 2003. The Plan Debtors will not be able to solicit acceptance or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

     On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

2. Debtors’ Statements

     As stated above, NRG Energy and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on May 14, 2003 and June 5, 2003. As of the bankruptcy filing date, the Debtor’s financial records were closed for the Prepetition Period. As required by SOP 90-7 “Financial Report by Entities in Reorganization under the Bankruptcy Code”, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filings (the Debtors’ Statements). The Debtors’ Statements consist of the following entities: Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Berrians I Gas Turbine Power, LLC, Big Cajun II Unit 4 LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Louisiana Generating LLC, NRG Nelson Turbines LLC, LSP-Nelson Energy LLC, Middletown Power LLC, Montville Power LLC, Northeast Generation Holding LLC, Norwalk Power LLC, NRG Capital LLC, NRG Central US LLC, NRG Eastern LLC, NRG Energy, Inc., NRG Finance Company I LLC, NRG New Roads Holdings LLC, NRG Northeast Generating LLC, NRG Power Marketing Inc., NRG South Central Generating LLC, NRGenerating Holdings No. 23 B.V., Oswego Harbor Power LLC, Somerset Power LLC, and South Central Generation

Holding LLC. The Debtors’ Statements have been prepared on the same basis as NRG Energy’s Consolidated Financial Statements.

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

For the Period from
May 15, 2003 to
(In thousands)	June 30, 2003

Operating revenue	$188,068
Operating costs and expenses	210,817
Restructuring professional fees and expenses	6,334

Operating loss	(29,083)
Equity in losses of non-Debtor subsidiaries	(211,059)
Other income	4,398

Pretax loss	(235,744)
Income tax expense	1,166

Net loss	$(236,910)

DEBTORS’ CONDENSED COMBINED BALANCE SHEET

(In thousands)	June 30, 2003

ASSETS
Cash	$181,802
Receivables, net	214,563
Receivables, non-Debtor affiliates	242,139
Current portion of notes receivable	493,681
Other current assets	572,641

Total current assets	1,704,826
Property, plant and equipment, net	2,290,071
Investment in non-Debtors	2,241,137
Notes receivable, less current portion	157,320
Other assets	148,740

Total assets	$6,542,094

LIABILITIES AND STOCKHOLDER’S DEFICIT
Other current liabilities	$46,189
Other long-term obligations	1,932
Liabilities subject to compromise	7,429,579
Total stockholder’s deficit	(935,606)

Total Liabilities and Stockholder’s Deficit	$6,542,094

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the Period from
May 15, 2003 to
(In thousands)	June 30, 2003

Net cash provided by operating activities	$133,541
Net cash used by investing activities	(70,064)
Net cash used by financing activities	—

Net increase in cash and cash equivalents	63,477
Cash and cash equivalents at beginning of period	118,325

Cash and cash equivalents at end of period	$181,802

3. Discontinued Operations

     Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NRG Energy has classified and is accounting for certain of its assets as held-for-sale at June 30, 2003. SFAS No. 144 requires that assets held for sale be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions NRG Energy’s management considered cash flow analyses, bids and offers related to those assets and businesses.

     During 2002, NRG Energy entered into agreements to dispose of four consolidated international projects and one consolidated domestic project. Sales of four of the projects closed during 2002 (Bulo Bulo, Csepel, Entrade and Crockett Cogeneration) and one project (Killingholme) was sold in January 2003. In addition, during 2002 NRG Energy committed to a plan to sell a sixth project (Hsin Yu). In May 2003 the project lender foreclosed on NRG Energy’s ownership interests in the wholly owned operating subsidiaries of NEO Landfill Gas, Inc.

     Summarized results of operations of the discontinued operations were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Operating revenue	$13,517	$164,253	$44,837	$358,913
Operating & other expenses	12,646	160,228	70,444	348,698

Pretax income/(loss) from operations of discontinued components	871	4,025	(25,607)	10,215
Income tax expense / (benefit)	279	385	(737)	(846)

Income / (loss) from operations of discontinued components	592	3,640	(24,870)	11,061
Disposal of discontinued components gain (loss) – net of income taxes	(2,066)	(9,674)	188,728	(9,674)

Net income (loss) on discontinued operations	(1,474)	$(6,034)	$163,858	$1,387

     The assets and liabilities of the discontinued operations are reported in the balance sheets as held for sale. The major classes of assets and liabilities held for sale by geographic area are as follows:

	Power Generation

	Asia
June 30, 2003	Pacific	Total

	(In thousands)
Cash	$1,125	$1,125
Receivables, net	12,850	12,850
Inventory	2,568	2,568
Prepaid and deposits	6,048	6,048
Other current assets	4,094	4,094

Current assets — discontinued operations	$26,685	$26,685

PP&E, net	$40,137	$40,137
Investment in projects	7,452	7,452
Other non-current assets	2,671	2,671

	Power Generation

	Asia
June 30, 2003	Pacific	Total

Non-current assets — discontinued operations	$50,260	$50,260

Current portion of long-term debt	$84,679	$84,679
Accounts payable — trade	22,784	22,784
Other current liabilities	360	360

Current liabilities — discontinued operations	$107,823	$107,823

Long-term debt	$1,482	$1,482
Deferred income tax	4,470	4,470
Payable to contractors	6,020	6,020
Other accrued expenses	4,044	4,044
Other non-current liabilities	5,841	5,841

Non-current liabilities — discontinued operations	$21,857	$21,857

The disclosure below has been updated to reflect discontinued components as of June 30, 2003

	Power Generation

		Asia
December 31, 2002	Europe	Pacific	Alt-Energy	Total

	(In thousands)
Cash	$23,172	$739	$—	$23,911
Receivables, net	19,869	3,315	14	23,198
Derivative instruments valuation	29,795	—	—	29,795
Other current assets	16,834	8,226	(1,451)	23,609

Current assets — discontinued operations	$89,670	$12,280	$(1,437)	$100,513

PP&E, net	$231,048	$43,496	$10,735	$285,279
Derivative instruments valuation	87,803	—	—	87,803
Other non-current assets	6,984	10,441	18,532	35,957

Non-current assets — discontinued operations	$325,835	$53,937	$29,267	$409,039

Current portion of long-term debt	$360,122	$85,534	$7,658	$453,314
Accounts payable — trade	35,310	15,457	552	51,319
Other current liabilities	18,120	618	101	18,839

Current liabilities — discontinued operations	$413,552	$101,609	$8,311	$523,472

Long-term debt	$—	$73	$—	$73
Deferred income tax	123,632	4,363	—	127,995
Derivative instruments valuation	12,302	—	—	12,302
Other non-current liabilities	—	13,947	—	13,947

Non-current liabilities — discontinued operations	$135,934	$18,383	$—	$154,317

     Killingholme — During third quarter 2002 NRG Energy recorded an impairment charge of $477.9 million. In January 2003, NRG Energy completed the sale of its interest in the Killingholme project to its lenders for a nominal value and forgiveness of outstanding debt with a carrying value of approximately $360.1 million at December 31, 2002. The sale of NRG Energy’s interest in the Killingholme project and the release of debt obligations resulted in a pre-tax gain on sale in the first quarter of

2003 of approximately $191.2 million resulting from the release of debt obligations in excess of the carrying value of the assets. NRG Energy accounted for the results of operations of Killingholme as part of its power generation segment within Europe.

     Hsin Yu — During 2002 NRG Energy committed to sell its ownership interest in Hsin Yu located in Taiwan. During the third quarter of 2002, NRG Energy recorded an impairment charge of approximately $121.8 million for the Hsin Yu project. NRG Energy owns 60% with one other party owning the remaining minority interest. NRG Energy was negotiating to sell its interest in the project to the minority owners for a nominal value plus assumption of its future funding obligations. As of July 4, 2003, the minority owners withdrew from the negotiation process. NRG Energy is committed to pursue other sales alternatives. NRG Energy accounted for the results of operations of Hsin Yu as part of its power generation segment within Asia Pacific.

     NEO Corporation — During the second quarter of 2002, NRG Energy recorded an impairment charge of $4.8 million related to subsidiaries of NEO Landfill Gas, Inc., an indirect wholly owned subsidiary of NRG Energy. The charge was related largely to asset impairments based on a revised project outlook. During the quarter ended March 31, 2003, NRG Energy recorded impairment charges of $23.6 million related to subsidiaries of NEO Landfill Gas, Inc. and a charge of $14.5 million to write off its 50% investment in Minnesota Methane, LLC. Through April 30, 2003, NRG Energy and NEO Landfill Gas, Inc. failed to make certain payments causing a default under NEO Landfill Gas, Inc.’s term loan agreements. In May 2003, the project lenders to the wholly-owned subsidiaries of NEO Landfill Gas, Inc. and Minnesota Methane LLC foreclosed on NRG Energy’s membership interest in the NEO Landfill Gas Inc. subsidiaries and NRG Energy’s equity interest in Minnesota Methane LLC. There was no material gain or loss recognized as a result of the foreclosure.

     NRG Energy may be contingently liable for up to approximately $50 million of future tax-related payments through 2007 to the owners of NEO Landfill Gas, Inc. to the extent they generate Section 29 tax credits from future operations and the new project owner is unable to utilize such credits. Such obligations do not exist until the Section 29 tax credits are generated from ongoing operations. NRG Energy recorded a Section 29 tax credit obligation of approximately $6.5 million in connection with the foreclosure that represents the amount owed by NRG Energy for the tax credits generated by NEO Landfill Gas, Inc. prior to the change in ownership. As a result of the change in ownership, NRG Energy is unable to estimate the total possible obligation or determine the probability of making such payments. NRG Energy accounts for the results of operations of NEO Corporation as part of its power generation segment within Alternative Energy.

4. Asset Impairments and Restructuring Charges

     NRG Energy reviews the recoverability of its long-lived assets in accordance with the guidelines of SFAS No. 144. As a result of this review, NRG Energy recorded asset impairment charges of $323.6 million and $324.3 million for the three and six months ended June 30, 2003, respectively, as shown in the table below.

     To determine whether an asset was impaired, NRG Energy compared asset carrying values to total future estimated undiscounted cash flows. Separate analyses were completed for assets or groups of assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. The estimates of future cash flows included only future cash flows, net of associated cash outflows, directly associated with and expected to arise as a result of NRG Energy’s assumed use and eventual disposition of the asset. Cash flow estimates associated with assets in service were based on the asset’s existing service potential. The cash flow estimates may include probability weightings to consider possible alternative courses of action and outcomes, given the uncertainty of available information and prospective market conditions.

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

     Asset impairments and restructuring charges from continuing operations included in operating expenses in the Consolidated Statement of Operations include the following:

	Three Months	Three Months	Six Months	Six Months
(In thousands)	Ended June 30, 2003	Ended June 30, 2002	Ended June 30, 2003	Ended June 30, 2002

Asset impairments	$323,624	$25,444	$324,290	$25,444
Severance and other charges	46,691	20,480	68,161	20,480

Total	$370,315	$45,924	$392,451	$45,924

Asset Impairments

     Asset impairments included the following for the three months ended June 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)
Devon Power LLC	Operating at a loss	$64,198	Projected cash flows
Middletown Power LLC	Operating at a loss	157,323	Projected cash flows
NRG McClain LLC	Operating at a loss	101,803	Projected cash flows/estimated fair value
Other	Terminated	300

Total Impairment Charges		$323,624

     Asset impairments included the following for the six months ended June 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)
Devon Power LLC	Operating at a loss	$64,198	Projected cash flows
Middletown Power LLC	Operating at a loss	157,323	Projected cash flows
McClain LLC	Operating at a loss	101,803	Projected cash flows
Other	Terminated	966

Total Impairment Charges		$324,290

     Connecticut Facilities — NRG Energy reviewed cash flow models for its Connecticut generating facilities at December 31, 2002. No impairment was required based on the pricing and cost recovery assumptions at December 31, 2002. On February 26, 2003 NRG Energy filed a proposed cost of service agreement for the following Connecticut facilities with the Federal Energy Regulatory Commission (FERC) Devon 11-14, Middletown station, Montville station, Norwalk Harbor station. On April 25, 2003, the FERC issued an order that rejected NRG Energy's proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. FERC instead directed NRG Energy to recover its fixed and variable costs under interim bidding rules for generators located in constrained areas, the so-called Peaking Unit Safe Harbor (PUSH) mechanism. The PUSH bidding rules would apply to all of NRG Energy's Connecticut facilities that filed the proposed cost of service agreements, with the exception of Middletown Units 2 and 3, until June 1, 2004. The following quick start facilities, located in Connecticut also have the option of submitting PUSH bids: Cos Cob, Franklin Drive and Torrington. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut, the Independent System Operator for New England (ISO-NE) and the New England Power Pool (NEPOOL), modify the New England market rules to establish and implement locational capacity or deliverability requirements no later than June 1, 2004. In late May and June 2003, ISO-NE revised its market pricing rules to facilitate FERC's mandated PUSH mechanism, but has not yet proposed the market modifications required to implement locational capacity or deliverability requirements. In June 2003 NRG Energy filed for rehearing of several elements of FERC's April 25, 2003 order. In response, on July 25, 2003, FERC re-affirmed the PUSH interim pricing mechanism.

     The existing reliability must run agreement (RMR) between ISO-NE and NRG Energy covering Devon 7 and 8 will terminate on September 30, 2003. At this point it is not clear what mechanism will replace and RMR after September 30, 2003. Several parties have filed rehearing requests concerning the existing RMR and FERC has not yet issued an order covering these rehearing requests.

     As a result of these regulatory developments and changing circumstances in the second quarter, NRG Energy deemed it necessary to review the Connecticut facilities’ cash flow models incorporate changes to reflect the impact of the April 25, 2003 FERC’s orders on PUSH pricing, the pending termination of the RMR, and update the estimated impact of future locational capacity or deliverability requirements. These revised cash flow models determined that the new estimates of pricing and cost recover levels were not projected to return sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, during the second quarter of 2003 NRG Energy recorded a $64.2 million and $157.3 million impairment at Devon Power LLC and Middletown Power LLC, respectively. NRG Energy accounts for the results of operations of the Connecticut Facilities as part of its power generation segment within North America.

     NRG McClain LLC — In April 2003, NRG Energy entered into sales discussions with a third party. NRG reviewed the recoverability of its McClain assets pursuant to SFAS No. 144 and recorded a charge of $101.8 million in the second quarter of 2003.

     NEO Corporation — During the second quarter of 2002, NRG Energy expensed a pre-tax charge of $25.4 million related to NEO Corporation’s landfill gas operations. The charge was related largely to asset impairments based on a revised project outlook. It also reflected the accrued impact of a disputed settlement with Fortistar, a partner with NEO Corporation in the landfill gas operations.

Severance and Other Charges

     Severance accruals have been recorded based on certain contractual agreements and benefits offered by NRG Energy to its employees. Severance costs have been recognized for only those employees who have been terminated as of June 30, 2003. The severance accrual was $1.8 million and $18.4 million as of June 30, 2003 and December 31, 2002, respectively. During second quarter of 2003, a settlement agreement with former NRG Energy executives was accepted that resulted in a lower severance cost relating to the executives. As a result, approximately $8.4 million was reversed out of the severance accrual during the second quarter of 2003. Similar charges are to be expected in the future, as further actions are taken, but are not determinable at this time.

     NRG Energy incurred $19.7 million and $41.2 million of restructuring costs for the three and six months ended June 30, 2003, which includes $6.3 million of restructuring costs for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003. These costs consist of employee separation costs and advisor fees. NRG Energy incurred $20.5 million of restructuring costs for the three and six months ended June 30, 2002.

     Brazos Valley — In January 2003, the project lenders foreclosed on NRG Energy’s ownership interests in NRG Brazos Valley GP, LLC, NRG Brazos Valley LP, LLC, NRG Brazos Valley Technology LP, LLC and NRG Brazos Valley Energy, LP, and the lenders thereby acquired all of the assets of the Brazos Valley project, a 633 MW project under construction near Houston, TX. NRG Energy agreed to the consensual foreclosure of the companies including a possible obligation of $75 million under a contingent equity agreement if the project assets were not sufficient to cover the outstanding obligations to the lender. As of December 31, 2002, NRG Energy recorded a total of $24.0 million for the potential obligation to infuse additional amounts of capital to fund a debt service reserve account ($9.8 million) and the potential obligation to satisfy a contingent equity agreement. The consensual foreclosure in the first quarter of 2003 resulted in a pre-tax gain on sale of approximately $20 million. This gain resulted from the debt extinguishment. The gain was offset in full by the recognition of an additional $20 million obligation to satisfy the contingent equity agreement, resulting in a contingent equity total obligation recorded of $34.2 million as of March 31, 2003. In June 2003, the lenders entered into a sales agreement whereby they agreed to sell the Brazos Valley project to a third party for a lower sale price then originally estimated. As a result of the lower sales price, in the second quarter of 2003, NRG Energy recorded an additional $41.7 million contingent equity obligation, which is included in special charges. As of June 30, 2003, approximately $75.9 million of contingent equity obligation was recorded.

5. Write Downs of Equity Method Investments

     Write downs of equity method investments recorded in operating expenses in the consolidated statement of operations includes the following:

	(Income)/Loss	(Income)/Loss	(Income)/Loss	(Income)/Loss
	Three Months	Three Months	Six Months	Six Months
(In thousands)	Ended June 30, 2003	Ended June 30, 2002	Ended June 30, 2003	Ended June 30, 2002

NEO Corporation — Minnesota Methane	$(2,196)	$5,678	$12,257	$5,678
Kondapalli	(1,812)	—	(519)	—
ECKG	(3,714)	—	(2,869)	—
Loy Yang	139,972	—	139,972	—
Collinsville Power Station	—	4,168	—	4,168

Total write downs on equity method investments	$132,250	$9,846	$148,841	$9,846

     NEO Corporation — Minnesota Methane — During the second quarter of 2002, NRG Energy recorded a write down of its investment in Minnesota Methane LLC of $5.7 million. The charge was related largely to a revised project outlook and management’s belief that the decline in fair value of the investment was other than temporary. During the quarter ended March 31, 2003, NRG Energy recorded a charge of $14.5 million to write off its 50% investment in Minnesota Methane, LLC. Through April 30, 2003, NRG Energy and NEO Landfill Gas, Inc. failed to make certain payments causing a default under NEO Landfill Gas, Inc.’s term loan agreements. In May 2003, the project lenders to the wholly-owned subsidiaries of NEO Landfill Gas, Inc. and Minnesota Methane LLC foreclosed on NRG Energy’s membership interest in the NEO Landfill Gas Inc. subsidiaries and NRG Energy’s equity interest in Minnesota Methane LLC. There was no material gain or loss recognized as a result of the foreclosure.

     Kondapalli — On January 30, 2003, NRG Energy signed a sale agreement with the Genting Group of Malaysia (Genting) to sell NRG Energy’s 30% interest in Lanco Kondapalli Power Pvt Ltd (Kondapalli) and a 74% interest in Eastern Generation Services (India) Pvt Ltd (the O&M company). Kondapalli is based in Hyderabad, Andhra Pradesh, India, and is the owner of a 368 MW natural gas fired combined cycle gas turbine. In the first quarter of 2003, NRG Energy wrote down its investment in Kondapalli by $1.3 million due to developments related to the sale that indicated an impairment of its book value that was considered to be other than temporary. The sale closed on May 30, 2003 resulting in net cash proceeds of approximately $24 million and a gain of approximately $1.8 million. The gain resulted from incurring lower selling costs then estimated as part of the first quarter impairment. NRG Energy accounted for the results of operations of Kondapalli as part of its power generation segment within the Asia Pacific Region.

     ECKG — In September 2002, NRG Energy announced that it had reached agreement to sell its 44.5% interest in the ECKG power station in connection with its Csepel power generating facilities, and its interest in Entrade, and electricity trading business, to Atel, an independent energy group headquartered in Switzerland. The transaction closed in January 2003 and resulted in cash proceeds of $65.3 million and a net loss of less than $1 million. In accordance with the purchase agreement, NRG Energy was to receive additional consideration if Atel purchased shares held by NRG Energy’s partner. During the second quarter of 2003, NRG Energy received approximately $3.7 million of additional consideration. NRG Energy accounted for the results of operations of its investment in ECKG as part of its power generation segment within the Europe Region.

     Loy Yang — Based on a third party market valuation and bids received in response to marketing Loy Yang for possible sale, NRG Energy recorded a write down of its investment of approximately $111.4 million during 2002. This write-down reflected management’s belief that the decline in fair value of the investment was other than temporary. Accumulated other comprehensive loss at December 31, 2002 included foreign currency translation losses of approximately $76.7 million related to Loy Yang. The foreign currency translation losses were to remain as a component of accumulated other comprehensive (loss) until completion of the sale as required by FASB Statement No. 52 “Foreign Currency Translation” (FASB No. 52).

     In May 2003, NRG Energy and it partners entered into negotiations that culminated into the completion of a Share Purchase Agreement to sell 100% of the project. Completion of the sale is subject to various conditions. Upon completion, the sale will result in proceeds of approximately $25.0 million to $31.0 million to NRG Energy. Consequently, NRG Energy recorded an impairment charge of approximately $140.0 million during the quarter ended June 30, 2003, which includes a charge of approximately $61.0 million of foreign currency translation losses related to the investment in Loy Yang as in accordance with EITF Issue No 01-05 “Application of FASB Statement No.  52 to an Investment Being Evaluated for Impairment that will be Disposed of.” In accordance with FASB No. 52, accumulated other comprehensive loss at June 30, 2003 included foreign currency translation losses of approximately $61.0 million related to Loy Yang. NRG Energy accounts for the results of operations of its investment in Loy Yang as part of its power generation segment within the Asia Pacific region.

     Collinsville Power Station — Based on third party market valuation and bids received in response to marketing the investment for possible sale, NRG Energy recorded a write down of its investment of approximately $4.1 million during the second quarter of 2002. In August 2002, NRG Energy announced that it had completed the sale of its 50% interest in the 192 MW Collinsville Power Station in Australia, to its partner, a subsidiary of Transfield Services Limited for $8.6 million (AUS), or approximately $4.8 million (USD). NRG Energy’s ultimate loss on the sale of Collinsville Power Station was approximately $3.6 million. NRG Energy accounted for the results of operations of its investment in Collinsville Power Station as part of its power generation segment within the Asia Pacific region.

     Mustang Station — On July 7, 2003 NRG Energy completed the sale of its 50% interest in Mustang Station, a 483 MW gas-fired combined cycle power generating plant located in Denver City, Texas, to its partner Denver City Energy Associates, L.P. The sale resulted in net cash proceeds of approximately $13.3 million and a net gain of approximately $12.3 million. NRG Energy expects to recognize the net gain on sale during the third quarter of 2003.

6. Income Taxes

     The income tax provisions for the six months ended June 30, 2003 and June 30, 2002 have been recorded on the basis that NRG Energy and its subsidiaries will file separate federal income tax returns for 2003 and were expecting to file consolidated federal income tax returns for 2002.

     Income taxes for the three and six months ended June 30, 2003 were tax expense of $5.3 million and $39.9 million, respectively, compared to tax benefits of $26.7 million and $53.8 million, respectively, for the same periods in 2002. The tax expense for the six month ended June 30, 2003 includes $32.3 million and $7.6 million of U.S. and foreign taxes, respectively. During 2003 an additional valuation allowance of $33 million was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a disregarded entity for federal income tax purposes. Subsequent to the conversion, NRG West Coast will no longer be taxed as an entity separate from NRG Energy.

     The effective income tax rate for the three and six months ended June 30, 2003 differs from the statutory federal income tax rate of 35% primarily due to limitation on tax benefits. The effective income tax rate for the three and six months ended June 30, 2002 differs from the statutory federal income tax rate of 35% primarily due to state tax, foreign tax and tax credits.

     As of June 30, 2003, NRG Energy provided a valuation allowance of approximately $741.1 million to account for potential limitations on utilization of U.S. and Foreign net operating loss carryforwards. The net operating loss carryforwards expire between 2003 and 2021. NRG Energy also provided a valuation allowance for other U.S. and Foreign deferred income tax assets of approximately $693.4 million.

7. Summarized Financial Information of Affiliates

     NRG Energy has a 50% interest in one company (West Coast Power LLC) that was considered significant, as defined by applicable SEC regulations, and accounts for its investment using the equity method.

West Coast Power LLC Summarized Financial Information

     The following table summarizes financial information for West Coast Power LLC, including interests owned by NRG Energy and other parties for the periods shown below:

Results of Operations

	Three Months	Three Months	For the Six	For the Six
	Ended	Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2003	2002	2003	2002

Operating revenues	$267	$238	$526	$400
Operating income	$77	$51	$137	$82
Net income (pre-tax)	$72	$44	$131	$74

Financial Position

	June 30,	December 31,
(In millions)	2003	2002

Current assets	$217	$255
Other assets	502	532

Total assets	$719	$787

Current liabilities	$43	$112
Other liabilities	—	34
Equity	676	641

Total liabilities and Equity	$719	$787

8. Short Term Debt and Long Term Debt

     As of June 30, 2003, NRG Energy has failed to make scheduled payments of interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and its subsidiaries. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default on approximately $1.2 billion principally to fund a $842.5 million guarantee associated with its construction revolver financing facility to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations until its restructuring plan is approved and emerges from bankruptcy, because it does not have sufficient funds to meet such debt and other obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept the reorganization plan that NRG Energy will submit for approval as part of its Chapter 11 reorganization. See Note 1 for discussion of NRG Energy’s restructuring efforts.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified its corporate level debt as a prepetition obligation subject to compromise and has ceased recording accrued interest as it is not probable of being paid. The contractual interest requirement for such corporate level debt is $40.0 million for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003.

NRG Energy Bank Debt

     NRG Energy has a $1.0 billion unsecured 364-day revolving line of credit. As of June 30, 2003 the outstanding balance was $1.0 billion, unchanged from the December 31, 2002 balance. As of June 30 2003, the interest rate on such outstanding advances was 7.0% per year. The credit facility matured fully drawn on March 7, 2003. NRG Energy failed to make a first-quarter payment of $19.3 million, and failed to make a second quarter payment of $18.0 million, relating to interest and fees on the facility.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the revolving line of credit as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. Contractual interest requirement for the revolving line of credit is $9.9 million for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003.

     NRG Energy has in place a syndicated letter of credit facility that contains terms, conditions and covenants that are substantially the same as those in NRG Energy’s $1.0 billion 364-day revolving line of credit. The original amount of the letter of credit facility was $125 million, but the amount has been reduced to the amount outstanding. NRG Energy had $103.0 million and $110.7 million in outstanding letters of credit under the facility as of June 30, 2003 and December 31, 2002, respectively. Of the $103.0 million outstanding at June 30, 2003, $89 million was in the form of standby letters of credit, and $14 million was drawn.

Debtor-in-Possession Facility

     NRG Energy and certain of its subsidiaries have negotiated a Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement (the DIP Agreement) with General Electric Capital Corporation (GECC), which was executed following the filing of the petition in NRG Energy’s Chapter 11 bankruptcy case. Under the DIP Agreement, GECC will make up to $250 million (the DIP Facility) available for working capital and general corporate needs of the debtors that comprise NRG’s Northeast generating facilities (the DIP Borrowers). The DIP Facility will be secured by a first priority lien on substantially all of the assets of and equity interest in the DIP Borrowers, plus the assets of Power Marketing, Inc. that relate to the revenues of the DIP Borrowers.

     The DIP Facility bears an interest rate of 2.00% over the prime rate or 3.50% over the LIBOR rate and is currently set to expire on May 13, 2004. NRG Energy does not currently anticipate the DIP Facility to be outstanding for one year. However, should the DIP Facility extend for more than one year, approval of such financing by New York Public Service Commission will be required as certain NRG Energy assets securing the loan are located in New York. Should such approval be necessary, NRG Energy intends to make a timely application for the approval.

     The amount available under the DIP Facility may vary from time to time, depending on valuations of the collateral securing the DIP Facility and GECC’s right to set aside certain reserves. The DIP Facility permits the DIP Borrowers to borrow up to $210 million upon entry of a final order approving the DIP Facility. The total availability may increase to $250 million upon the occurrence of certain subsequent events. A final order approving the DIP Facility was entered by the Bankruptcy Court on July 24, 2003. Such order provides, among other things, that the borrowers may not use DIP funds or cash collateral to make disbursements to, or for the benefit of the Connecticut Light and Power Company, unless further agreed to by GECC, the DIP lender, the Official Committee of Unsecured Creditors of NRG Energy, Inc. et al. and the informal committee of holders of the three series of Senior Secured Bonds issued by NRG Northeast Generating LLC, or further order of the Bankruptcy Court

     The DIP Facility had a zero balance as of June 30, 2003.

Senior Notes

     Between 1996 and 2001, NRG Energy issued the following series of senior notes: $125 million of 7.625% senior notes due February 1, 2006; $250 million of 7.5% senior notes due June 15, 2007; $300 million of 7.5% senior notes due June 1, 2009; $350 million of 8.25% senior notes due September 15, 2010; $350 million of 7.75% senior notes due April 1, 2011; $500 million of 8.625% senior notes due April 1, 2031; $340 million of 6.75% senior notes due July 15, 2006; and £160 million of 7.97% senior reset notes due March 15, 2020. The entire principal amount issued for each note was outstanding as of June 30, 2003 and December 31, 2002, respectively.

     Since June 30, 2003, NRG Energy failed to make a $11.5 million interest payment on the $340 million of 6.75% senior unsecured notes due July 15, 2006.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the senior notes as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. The contractual interest requirements for the Senior notes is $21.9 million for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003.

Remarketable or Redeemable Securities

     On November 8, 1999, NRG Energy issued $240 million of 8.0% Remarketable or Redeemable Securities due November 1, 2013. The outstanding principal amount was $240 million as of both June 30, 2003 and December 31, 2002.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the remarketable or redeemable securities as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. The contractual interest requirements for the remarketable or redeemable securities is $2.5 million for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003.

Equity Units

     On March 13, 2001, NRG Energy completed the sale of 11.5 million equity units (symbol: NRZ) for an initial price of $25 per unit. Each equity unit consisted of a corporate unit comprising a $25 principal amount of NRG Energy’s senior debentures and an obligation to acquire shares of Xcel Energy common stock. When NRG Energy filed for bankruptcy, the obligation to purchase shares of Xcel Energy stock terminated. As of both June 30, 2003 and December 31, 2002 the outstanding principal amount of the senior debentures was $285.7 million. Pursuant to an order of the Bankruptcy Court dated July 16, 2003 NRG Energy was directed to instruct the collateral agent to release the debentures pledged in connection with the NRZs.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the Equity Units outstanding amount as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. The contractual interest requirement for the Equity Units is $2.4 million for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003.

Project Debt Defaults

     In May 2001, NRG Energy’s indirect wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. As of June 30, 2003, the outstanding amount under this facility was $1.1 billion, unchanged from December 31, 2002. As of June 30, 2003, the interest rate on such outstanding advances was 6.85% per year.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the revolving credit facility as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. Contractual interest requirement for the revolving credit facility is $9.6 million for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003.

     As part of NRG Energy’s acquisition of the LS Power assets in January 2001, NRG Energy, through its indirect wholly owned subsidiary, LSP Kendall Energy LLC, acquired a $554.2 million credit facility. The facility is non-recourse to NRG Energy and consists of a construction and term loan, working capital and letter of credit facility. As of June 30, 2003 and December 31, 2002, there were borrowings totaling approximately $491.4 million and $495.8 million, respectively, outstanding. The facility’s interest rate was 2.45% as of June 30, 2003.

     On November 28, 2001, NRG McClain LLC entered into a credit agreement with Westdeutsche Landsebank Girozentrale, New York Branch and various other lending institutions for a $181.0 million secured term loan (the “McClain Secured Term Loan”) and an $8.0 million working capital facility. As of June 30, 2003 and December 31, 2002, the outstanding amount under this facility was $156.5 million and $157.3 million, respectively. As of June 30, 2003, the interest rate on such outstanding borrowings was 6.5%.

     In June 2002, NRG Peaker Finance Company LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG Energy, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds due 2019. The bonds bear interest at a floating rate equal to three-months USD-LIBOR — BBA plus 1.07%. NRG Peaker entered into an interest rate swap by which NRG Peaker pays a fixed rate of 6.667% through the final maturity of the bonds. As of June 30, 2003 the outstanding amount on this facility was $319.4 million, unchanged from December 31, 2002. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the debt issued by NRG Peaker, rendering the debt immediately due and payable.

9. Guarantees

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

     NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. As of June 30, 2003, NRG Energy had extended approximately 38 guarantees, which are listed below. For 25 of these 38 guarantees, the maximum exposure can be quantified, and totals approximately $765 million. The maximum exposure under the remaining 13 guarantees is indeterminate.

     In connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy’s generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries. For these purposes, NRG Energy, Inc. guarantees the obligations of its wholly owned subsidiary, NRG Power Marketing, Inc (NRG PMI). As of June 30, 2003, NRG Energy guarantees of NRG PMI obligations to approximately 16 counter-parties totaled approximately $84 million.

     As a result of the downgrades of NRG Energy’s unsecured debt ratings, NRG Energy has been required to post cash collateral with respect to 11 separate transactions. The cash collateral requirement for the 11 transactions totals approximately $1.2 billion. NRG Energy’s cash collateral obligations are listed below. As of June 30, 2003, NRG Energy has been unable to provide any of the required cash collateral.

     NRG Energy’s obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries are summarized as follows:

NRG Energy, Inc.’s Guarantee and Cash Collateral Obligations as of June 30, 2003
(includes only quantifiable amounts)

June 30,
Description	2003

(In thousands)
Guarantees of subsidiaries	$765,035
Guarantees of NRG PMI obligations	84,000
Cash collateral calls	1,165,284

Total guarantees	$2,014,319

     As of June 30, 2003, the nature and details of NRG Energy’s guarantees and cash collateral calls were as follows:

NRG Energy Inc. Guarantee Obligations as of June 30, 2003

	Guarantee/Maximum
Project/Subsidiary	Exposure (In thousands)	Nature of Guarantee	Expiration Date	Triggering Event

Able Acquisition Co. (First Energy Acquisition)	Indeterminate	Performance Under Asset Sales Agreement	None stated	Non performance
Astoria/Arthur Kill	Indeterminate	Performance Under Swaption Agreement	None stated	Nonperformance
Audrain	Indeterminate	Payment Obligations of Municipal Bonds	December 1, 2023	Non-Payment
Bourbonnais	$35,025	Turbine Purchase Obligation	October 1, 2007	Nonperformance
Brazos Valley	$7,600	Interconnection Agreement Obligation	Upon Completion of the Interconnect	Nonpayment
Bulo Bulo	$8,000	Obligations Under Share Purchase Agreement	December 1, 2007	Non-performance of Subsidiary Obligations
Cahua S.A.	$5,258	Obligations Under Three Separate Credit Agreement	Undetermined	Default Under Terms of Credit Agreement
CL&P SOS	$37,000	Obligation Under Standard Offer Service Agreement	December 2003	Non-performance
Csepel	$50,000	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
ECKG	$22,500	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
Enfield	$3,555	Guarantee of Debt Service Reserve Amount	December 13, 2007	Non-payment
Entrade	$8,000	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
Flinders	$9,750	Fund Superannuation (pension) reserve	September 7, 2005	Credit Agreement default
Flinders	$45,500	Debt service reserve guarantee	None stated	Credit Agreement default
Flinders	$45,029	Plant Removal and Site Remediation Obligation	Undetermined, at end of site lease	Non-performance
Flinders	$44,786	Guarantee of Employee Separation Benefits	None stated	Non-payment
Flinders (Flinders Osborne Trading)	$173,422	Guarantee of Obligation to Purchase Gas	None stated	Non-payment
Flinders (Flinders Osborne Trading)	Indeterminate	Indemnification of Government Entity for Payment for Power and Fuel	Fourth Quarter 2018	Non-payment

	Guarantee/Maximum
Project/Subsidiary	Exposure (In thousands)	Nature of Guarantee	Expiration Date	Triggering Event

Gladstone	$18,444	Payment of Penalties in the Event of an Extraordinary Operational Breach	None stated	Non-performance
Hsin Yu	$34,460	Obligations Under Share Purchase Agreement	None stated	Non-performance
Ilion	$11,079	Lease Payments	March 25, 2004	Non-payment
Killingholme	$131,140	Guarantees and Indemnifications Associated with Purchase of the Project	November 1, 2006	Default Under Terms of Credit Agreement
Killingholme	$24,160	Guarantee of Debt Service Reserve	None Stated	Non-Payment
Kondapalli	$1,875	Guarantee of Performance of O&M Subsidiary	January 1, 2012	Non-performance
NRG McClain LLC	Indeterminate	Payments Due Under Turbine Service Agreement	2015	Cancellation of turbine Service Agreement
MIBRAG	Indeterminate	Guarantee of Share Purchase Agreement	None Stated	Non-Performance
Mid-Atlantic (Conectiv)	$2,400	Site Remediation Obligation	None Stated	Non-Performance
LSP Nelson LLC	$30,670	Obligation to Fund Liquidated Damages no Paid by EPC Contractor	May 8, 2006 (Expiration of Construction Revolver	Non-Payment
LSP Nelson LLC	Indeterminate	Payment of Cost Overruns Caused by Force Majeur During Construction	May 8, 2006 (Expiration of Construction Revolver)	Non-Payment
NEO California Power LLC	$5,832	Guarantee of Power Delivery Obligations	None stated	Non-performance
NRG Finance Co.	Indeterminate	Interest Payments to Lenders if Borrower has Insufficient Funds to Pay Current Interest	May 8, 2006 (Expiration of Construction Revolver)	Non-Payment
		Guarantee of Payment of	May 8, 2006 (Expiration of Construction
LSP Pike Energy LLC	$8,800	Liquidated Damages	Revolver)	Non-Payment

Guarantee/Maximum
Project/Subsidiary	Exposure (In thousands)	Nature of Guarantee	Expiration Date	Triggering Event

LSP Pike Energy LLC	Indeterminate	Guarantee of Performance of EPC Contractor	May 8, 2006 (Expiration of Construction Revolver)	Non-Payment
LSP Pike Energy LLC	Indeterminate	Guarantee of Payment of Cost Overruns	May 8, 2006 (Expiration of Construction Revolver)	Non-Payment
LSP Pike Energy LLC	Indeterminate	Guarantee of Payments for Cost Overruns Under the Water Plan	May 8, 2006 (Expiration of Construction Revolver)	Non-Payment
SLAP I	Indeterminate	Guarantee of Subscription Agreement in Favor of Scudder Latin American Power I-P LDC	None stated	Non-performance
West Coast LLC	$750	Guarantee of Environmental Clean Up Costs	None stated	Non-performance
West Coast LLC (CP I)	Indeterminate	Continuing Obligations Under Asset Sales Agreement and Related Contracts (shared with Dynegy)	None stated	Non-performance

NRG Energy, Inc.’s Cash Collateral Obligations as of June 30, 2003

	Cash Collateral
Project/Subsidiary	Amount(In thousands)	Nature of Collateral Call	Expiration Date	Triggering Event

Brazos Valley	$72,600	Equity Infusion	December 1, 2006	Nonpayment
McClain LLC	$4,744	Debt service reserve guarantee	November 1, 2006	Credit Agreement default
Mid-Atlantic (Conectiv)	$23,013	Debt service reserve guarantee	November 13, 2005	Credit Agreement default
Northeast Generating LLC(*)	$39,423	Debt service reserve guarantee	2004, 2015, 2024 Upon Bond Repayments	Credit Agreement default
NRG Finance Company I LLC	$842,500	Obligation to Make Equity Infusion	None stated	Non-payment
Peaker Finance Co	$34,500	Penalty for Early Termination	June 18, 2019	Non-performance
Peaker Finance Co	$30,380	Shortfall in Revenue	June 18, 2019	Non-performance
Peaker Finance Co	$6,500	Late Completion of a Project	December 31, 2003	Non-performance

	Cash Collateral
Project/Subsidiary	Amount	Nature of Collateral Call	Expiration Date	Triggering Event

South Central Generating LLC(**)	$46,024	Fund Debt Service Reserve in the Event of Payment Default	2016 and 2024 Upon Bond Repayment	Credit Agreement Default
NRG Turbines LLC	$56,600	If Insufficient Funds in Construction Revolver, NRG Energy Must Fund all Remaining Turbine Payments	May 8, 2006 (Expiration of Construction Revolver)	Credit Agreement Default
West Coast LLC	$9,000	Obligation to Make Equity Infusion	None stated	Non-payment

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

10. Segment Reporting

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The “Other” category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the Three Months Ended June 30, 2003
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS
Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$347,372	$33,972	$34,537	$19,392
Equity in earnings / (losses) of unconsolidated affiliates	40,014	7,585	347	1,199

Total operating revenues and equity earnings	387,386	41,557	34,884	20,591

Write downs on equity method investments	—	(3,714)	138,160	—
Special Charges	326,757	131	999	(906)
Net Income (Loss) from continuing operations	(387,934)	16,690	(145,319)	683
Net Income (Loss) from discontinued operations	—	158	1,645	—
Net Income (Loss)	(387,934)	16,848	(143,674)	683
Balance Sheet
Total assets	$6,910,198	$700,655	$834,243	$472,671

	For the Three Months Ended June 30, 2003

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$24,620	$26,754	$2,026	$488,673
Equity in earnings / (losses) of unconsolidated affiliates	(1,717)	—	(571)	46,857

Total operating revenues and equity earnings	22,903	26,754	1,455	535,530

Write downs on equity method investments	(2,196)	—	—	132,250
Special Charges	—	—	43,334	370,315
Net Income (Loss) from continuing operations	5,814	2,686	(99,547)	(606,927)
Net Income (Loss) from discontinued operations	3,230	—	(6,507)	(1,474)
Net Income (Loss)	9,044	2,686	(106,054)	(608,401)
Balance Sheet
Total assets	$146,193	$292,306	$654,776	$10,011,042

	For the Three Months Ended June 30, 2002
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$407,233	$24,276	$53,061	$16,629
Equity in earnings / (losses) of unconsolidated affiliates	26,162	7,814	1,873	202

Total operating revenues and equity earnings	433,395	32,090	54,934	16,831

Write downs on equity method investments	—	—	4,168	—
Special Charges	—	1,050	—	—
Net Income (Loss) from continuing operations	68,586	7,497	(14,297)	2,037
Net Income (Loss) from discontinued operations	2,804	9,220	(734)	(9,605)
Net Income (Loss)	71,390	16,717	(15,031)	(7,568)
Balance Sheet
Total assets	$8,286,997	$1,921,732	$996,669	$470,719

	For the Three Months Ended June 30, 2002

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$28,183	$26,499	$1,816	$557,697
Equity in earnings / (losses) of unconsolidated affiliates	(10,976)	—	(363)	24,712

Total operating revenues and equity earnings	17,207	26,499	1,453	582,409

Write downs on equity method investments	5,678	—	—	9,846
Special Charges	25,444	—	19,430	45,924
Net Income (Loss) from continuing operations	(9,171)	2,393	(92,363)	(35,318)
Net Income (Loss) from discontinued operations	(7,719)	—	—	(6,034)
Net Income (Loss)	(16,890)	2,393	(92,363)	(41,352)
Balance Sheet
Total assets	$180,779	$256,801	$2,467,468	$14,581,165

	For the Six Months Ended June 30, 2003
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$738,359	$63,856	$83,016	$37,609
Equity in earnings / (losses) of unconsolidated affiliates	68,586	15,460	8,825	1,569

Total operating revenues and equity earnings	806,945	79,316	91,841	39,178

Write downs on equity method investments	—	(2,870)	139,454	—
Special Charges	328,559	(4,199)	1,712	(809)
Net Income (Loss) from continuing operations	(453,197)	31,525	(136,854)	4,886
Net Income (Loss) from discontinued operations	—	200,068	2,074	—
Net Income (Loss)	(453,197)	231,593	(134,780)	4,886

	For the Six Months Ended June 30, 2003

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL
Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$40,706	$60,688	$3,916	$1,028,150
Equity in earnings / (losses) of unconsolidated affiliates	(1,377)	—	(577)	92,486

Total operating revenues and equity earnings	39,329	60,688	3,339	1,120,636

Write downs on equity method investments	12,257	—	—	148,841
Special Charges	—	16	67,172	392,451
Net Income (Loss) from continuing operations	(10,533)	6,726	(227,444)	(784,891)
Net Income (Loss) from discontinued operations	(22,623)	—	(15,661)	163,858
Net Income (Loss)	(33,156)	6,726	(243,105)	(621,033)

	For the Six Months Ended June 30, 2002
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$731,873	$49,128	$98,544	$31,074
Equity in earnings / (losses) of unconsolidated affiliates	42,950	10,217	10,086	359

Total operating revenues and equity earnings	774,823	59,345	108,630	31,433

Write downs on equity method investments	—	—	4,168	—
Special Charges	—	1,050	—	—
Net Income (Loss) from continuing operations	75,535	14,972	(3,516)	3,326
Net Income (Loss) from discontinued operations	5,908	16,719	(1,767)	(9,597)
Net Income (Loss)	81,443	31,691	(5,283)	(6,271)

	For the Six Months Ended June 30, 2002

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$49,518	$57,980	$3,746	$1,021,863
Equity in earnings / (losses) of unconsolidated affiliates	(20,160)	—	(456)	42,996

Total operating revenues and equity earnings	29,358	57,980	3,290	1,064,859

Write down on equity method investments	5,678	—	—	9,846
Special Charges	25,444	—	19,430	45,924
Net Income (Loss) from continuing operations	(5,221)	6,204	(160,502)	(69,202)
Net Income (Loss) from discontinued operations	(9,876)	—	—	1,387
Net Income (Loss)	(15,097)	6,204	(160,502)	(67,815)

11. Commitments and Contingencies

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

     The Attorney General filed motions to remand, which the defendants opposed in July of 2002. In an Order filed in early September 2002, Judge Walker denied the remand motions. The Attorney General has appealed that decision to the United States Court of Appeal for the Ninth Circuit, and the appeal remains pending. The Attorney General also sought a stay of proceedings in the district court pending the appeal, and this request was also denied. A “Notice of Bankruptcy Filing” respecting NRG Energy was filed in the Ninth Circuit and in the District Court in mid-December 2002. The Attorney General filed a paper asserting that the “police power” exception to the automatic stay is applicable here. Judge Walker agreed with the Attorney General on this issue. In a lengthy opinion filed March 25, 2003, Judge Walker dismissed the Attorney General’s action against NRG Energy and Dynegy with prejudice, finding it was barred by the filed rate doctrine and preempted by federal law. The Attorney General has filed a Notice of Appeal, and a brief was filed on behalf of respondents (including NRG Energy) on June 6, 2003. The appeal is set for oral argument in August, 2003. NRG Energy also filed a “Notice of Bankruptcy Filing” in the Ninth Circuit shortly after its Chapter 11 filing, and the Ninth Circuit issued a stay as to NRG Energy. NRG Energy is unable at this time to accurately estimate the damages sought by the Attorney General against NRG Energy and its affiliates, or predict the outcome of the case.

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

     The action was transferred from Los Angeles to the United States District Court in San Diego and was made a part of the Multi-District Litigation (MDL) proceeding described below. All defendants filed motions to dismiss and to strike in the fall of 2002. In an Order dated January 6, 2003, the Honorable Robert Whaley, a federal judge from Spokane sitting in the United States District Court in San Diego, pursuant to the Order of the MDL Panel, granted the motions to dismiss on the grounds of federal preemption and filed-rate doctrine. The plaintiffs have filed a notice of appeal, and the appeal is pending.

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

     These cases were all filed in late 2000 and 2001 in various state courts throughout California. They allege unfair competition, market manipulation, and price fixing. All the cases were removed to the appropriate United States District Courts, and were thereafter made the subject of a petition to the Multi-District Litigation Panel (Case No. MDL 1405). The cases were ultimately assigned to Judge Whaley. Judge Whaley entered an order in 2001 remanding the cases to state court, and thereafter the cases were coordinated pursuant to state court coordination proceedings before a single judge in San Diego Superior Court. Thereafter, Reliant Energy and Duke Energy filed cross-complaints naming various Canadian, Mexican and United States government entities. Some of these defendants once again removed the cases to federal court, where they were again assigned to Judge Whaley. The defendants filed motions to dismiss and to strike under the filed-rate and federal preemption theories, and the plaintiffs challenged the district court’s jurisdiction and sought to have the cases remanded to state court. In December 2002, Judge Whaley issued an opinion finding that federal jurisdiction was absent in the district court, and remanding the cases to state court. Duke Energy and Reliant Energy have filed a notice of appeal with the Ninth Circuit, and also sought a stay of the remand pending appeal. The stay request was denied by Judge Whaley. On February 20, 2003, however, the Ninth Circuit stayed the remand order and accepted jurisdiction to hear the appeal of Reliant Energy and Duke Energy on the remand order. NRG Energy anticipates that filed-rate/federal preemption pleading challenges will be renewed once the remand appeal is decided. A “Notice of Bankruptcy Filing” respecting NRG Energy has also been filed in this action

     “Northern California” cases against various market participants, not including NRG Energy (part of MDL 1405). These include the Millar, Pastorino, RDJ Farms, Century Theatres, EI Super Burrito, Leo’s, J&M Karsant, and the Bronco Don cases. NRG Energy was not named in any of these cases, but in virtually all of them, either West Coast Power (WCP) or one or more of the operating LLC’s with which NRG Energy is indirectly affiliated is named as a defendant. These cases all allege violation of Business & Professions Code § 17200, and are similar to the various allegations made by the Attorney General. Dynegy is named as a defendant in all these actions, and Dynegy’s outside counsel is representing both Dynegy and the West Coast Power entities in each of these cases.

     Bustamante v. McGraw-Hill Companies Inc., et al., No. BC 235598, California Superior Court, Los Angeles County.

     This putative class action lawsuit was filed on November 20, 2002. In addition to naming WCP-related entities as defendants, numerous industry participants are named in this lawsuit that are unrelated to WCP or NRG Energy. The Complaint generally alleges that the defendants attempted to manipulate gas indexes by reporting false and fraudulent trades. Named defendants in the suit are the LLCs established by WCP for each of its four plants: El Segundo Power, LLC; Long Beach Generation, LLC; Cabrillo Power I LLC; and Cabrillo Power II LLC, NRG Energy affiliates. NRG Energy is not named as a defendant. The complaint seeks restitution and disgorgement of “ill-gotten gains”, civil fines, compensatory and punitive damages, attorneys’ fees, and declaratory and injunctive relief.

     Jerry Egger, et al. v. Dynegy Inc., et al., Case No. 809822, Superior Court of California, San Diego County (filed May 1, 2003). This class action Complaint alleges violations of California’s Antitrust Law, Business and Professional Code, and unlawful and unfair business practices. The named defendants include “West Coast Power, Cabrillo II, El Segundo Power, Long Beach Generation, NRG Energy Affiliates.” NRG Energy is not named. This case now has been removed to the U.S. District Court for the Southern District of California.

Investigations

FERC — California Market Manipulation

     The Federal Energy Regulatory Commission (FERC) has an ongoing “Investigation of Potential Manipulation of Electric and Natural Gas Prices,” which involves hundreds of parties (including NRG Energy affiliate, West Coast Power) and substantial discovery. In June, 2001, FERC initiated proceedings related to California’s demand for $8.9 billion in refunds from power sellers who allegedly inflated wholesale prices during the energy crisis. Hearings have been conducted before an administrative law judge who issued an opinion in late 2002. The administrative law judge stated that after assessing a refund of $1.8 billion for “unjust and unreasonable” power prices between October 2, 2000 and June 20, 2001, power suppliers were owed $1.2 billion because the State was holding funds owed to suppliers.

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

     On December 12, 2002, FERC Administrative Law Judge Birchman issued a Certification of Proposed Findings on California Refund Liability in Docket No. EL00-95-045 et al., which determined the method for calculating the mitigated energy market clearing price during each hour of the refund period. On March 26, 2003, FERC issued an Order on Proposed Findings on Refund Liability in Docket No. EL00-95-045 (Refund Order), adopting, in part, and modifying, in part, the Proposed Findings issued by Judge Birchman on December 12, 2002. In the Refund Order, FERC adopted the refund methodology in the Staff Final Report on Price Manipulation in Western Markets issued contemporaneously with the Refund Order in Docket No. PA02-2-000. This refund calculation methodology makes certain changes to Judge Birchman’s methodology, because of FERC Staff’s findings of manipulation in gas index prices. This could materially increase the estimated refund liability. The Refund Order directed generators wanting to recover any fuel costs above the mitigated market clearing price during the refund period to submit cost information justifying such recovery within forty (40) days of the issuance of the Refund Order. West Coast Power has submitted such cost information. FERC announced in the Refund Order that it expects that refunds will be paid by suppliers by the end of summer 2003.

California Attorney General

     In addition to the litigation it has undertaken described above, the California Attorney General has undertaken an investigation entitled “In the Matter of the Investigation of Possibly Unlawful, Unfair, or Anti-Competitive Behavior Affecting Electricity Prices in California.” In this connection, the Attorney General has issued subpoenas to Dynegy, served interrogatories on Dynegy and NRG Energy, and informally requested documents and interviews from Dynegy and Dynegy employees as well as NRG Energy and NRG Energy employees. NRG Energy responded to the interrogatories last summer, with the final set of responses being served on September 3, 2002. NRG Energy has also produced a large volume of documentation relating to the West Coast Power plants. In addition, NRG Energy employees in California have sat for informal interviews with representatives of the Attorney General’s office. Dynegy employees have also been interviewed.

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

The New York Voluntary Bankruptcy Case

     On May 14, 2003, NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Fortistar Capital Inc. v. NRG Energy, Inc., Hennepin County District Court.

     On July 12, 1999, Fortistar Capital Inc. (Fortistar) sued NRG Energy in Minnesota state court. The complaint sought injunctive relief and damages of over $50 million resulting from NRG Energy’s alleged breach of a letter agreement with Fortistar relating to the Oswego power plant. NRG Energy asserted counterclaims. After considerable litigation, the parties entered into a conditional, confidential settlement agreement, which was subject to necessary board and lender approvals. NRG Energy was unable to obtain necessary approvals. Fortistar initially moved the court to enforce the settlement, seeking damages in excess of $35 million plus interest and attorneys’ fees. NRG Energy opposed Fortistar’s motion on the grounds that conditions to contract performance had not been satisfied. In July, 2003, Fortistar purported to withdraw its motion without prejudice and sought relief from stay at the Bankruptcy Court to liquidate its bankruptcy claim by trying the action in the Minnesota State Court. The Bankruptcy Court denied Fortistar’s relief from stay motion. NRG Energy cannot predict the outcome of this dispute.

Fortistar RICO Claims/Indemnity Requests

     On Feb. 26, 2003, Fortistar Capital, Inc. and Fortistar Methane, LLC filed a lawsuit in the Federal District Court for the Northern District of New York against Xcel Energy and five present or former NRG Energy or NEO Corporation officers and employees. NRG Energy is a wholly owned subsidiary of Xcel Energy, and NEO Corporation is a wholly owned subsidiary of NRG Energy. In the lawsuit, Fortistar claims that the defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud by engaging in a pattern of negotiating and executing agreements “they intended not to comply with” and “made false statements later to conceal their fraudulent promises.” The plaintiffs allege damages of some $350 million and also assert entitlement to a trebling of these damages under the provisions of the RICO Act. The present and former NRG Energy and NEO Corporation officers and employees have requested indemnity from NRG Energy, which requests NRG Energy is now examining. NRG Energy cannot at this time estimate the likelihood of an unfavorable outcome to the defendants in this lawsuit.

NEO Corporation, a Minnesota Corporation on Behalf of Itself and on Behalf of Minnesota Methane, LLC, a Delaware Limited Liability Company v. Fortistar Methane, LLC, a Delaware Limited Liability Company, Hennepin County District Court

     NEO Corporation, a wholly owned subsidiary of NRG Energy, brought this lawsuit in January of 2001. NEO Corporation asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, fraudulent misrepresentations and omissions, defamation, business disparagement and derivative claims. Fortistar Methane, LLC denied NEO Corporation’s claims and counterclaimed alleging breach of contract, fraud, negligent misrepresentation and breach of warranty. NEO Corporation denied Fortistar Methane’s claims. Discovery has not been conducted. The parties entered into a conditional, confidential settlement of this matter and the Fortistar Capital action, described above. The agreement, however, was subject to necessary board and lender approvals. NEO Corporation was unable to obtain necessary approvals. Fortistar Methane initially moved to enforce the settlement, seeking damages against NRG Energy in excess of $35 million plus interest and attorneys’ fees. NRG

Energy and NEO Corporation opposed Fortistar’s motion on the grounds that conditions to contract performance were not met. NRG Energy cannot predict the likelihood of an unfavorable outcome.

Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by The Connecticut Light & Power Company (CL&P) for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing Inc. (NRG PMI) filed a response on March 21, 2003. CL&P has offset approximately $30 million from amounts owed to NRG PMI, claiming that it has the right to offset those amounts under the contract. NRG PMI has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. On May 14, 2003, NRG PMI provided notice to CL&P of termination of the contract effective May 19, 2003. Pursuant to the request of the Attorney General of Connecticut and the Connecticut Department of Public Utility Control, on May 16, 2003, the FERC issued an Order directing NRG PMI to continue to provide service to CL&P under the contract, pending further order by FERC. On May 19, 2003, NRG PMI withdrew its notice of termination of the contract. On June 25, 2003, FERC issued an Order directing NRG PMI to continue to provide service to CL&P under the contract, pending further notice by FERC. NRG PMI cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract.

Connecticut Light & Power — Related Proceedings at the Federal Energy Regulatory Commission, the United States District Court for the Southern District of New York, and the United States Court of Appeals for the D.C. Circuit and the Second Circuit.

     In May, 2003, when NRG PMI took steps to terminate or reject in bankruptcy the subject Standard Offer Services contract with CL&P (CL&P Contract), the Connecticut Attorney General and the Connecticut Department of Public Utility Control (DPUC) sought and obtained from FERC its above-referenced May 16, 2003 Order temporarily requiring NRG PMI to continue to comply with the terms of the CL&P Contract, pending further notice from FERC. Thereafter, On June 2, 2003, the United States Bankruptcy Court for the Southern District of New York issued its Order specifically authorizing NRG PMI’s rejection of the CL&P Contract, and by Order dated June 12, 2003, the United States District Court for the Southern District of New York granted NRG PMI’s motion for a temporary restraining order staying all actions by CL&P, the Connecticut Attorney General and the DPUC to enforce or apply the above-referenced FERC Order and affording NRG PMI leave to cease its performance under the CL&P Contract, effective retroactive to June 2, 2003. FERC then issued an order on June 25, 2003, that again commanded NRG PMI’s continued performance regardless of any contrary ruling by the Bankruptcy Court and the District Court’s temporary restraining order. By order dated June 30, 2003, the District Court dismissed NRG PMI’s motion for preliminary injunction for lack of subject matter jurisdiction. On July 1, 2003, NRG PMI resumed performance under the CL&P Contract. On July 3, 2003, NRG PMI requested of FERC a stay of the June 25 order which request was denied. On July 8, 2003, NRG PMI requested an emergency stay of FERC’s June 25 order pending petition for review from the United States Court of Appeals for the District of Columbia Circuit. On July 16, 2003, the D.C. Circuit denied NRG PMI’s request for a stay of the June 25 order. On July 17, 2003, NRG PMI appealed to the Second Circuit respecting the District Court’s refusal to enjoin FERC and maintain the restraining order. On July 18, 2003, NRG PMI requested emergency injunctive relief with respect to performance under the CL&P Contract and an expedited briefing schedule on the appeal. NRG Energy awaits the Second Circuit’s decision on the above appeal as well as a permanent order by FERC with respect to NRG PMI’s continued performance under the CL&P Contract. Should NRG PMI have to perform for the duration of the CL&P Contract, this could have an adverse financial consequence approaching $100 million.

The State of New York and Erin M. Crotty, as Commissioner of the New York State Department of Environmental Conservation v. Niagara Mohawk Power Corporation et al., United States District Court for the Western District of New York, Civil Action No. 02-CV-002S

     In January, 2002, NRG Energy and Niagara Mohawk Power Corporation (NiMo) were sued by the New York Department of Environmental Conservation in federal court in New York. The complaint asserted that projects undertaken at NRG Energy’s Huntley and Dunkirk plants by NiMo, the former owner of the facilities, required preconstruction permits pursuant to the Clean Air Act and that the failure to obtain these permits violated federal and state laws. In July, 2002, NRG Energy filed a motion to dismiss. On March 27, 2003 the court dismissed the complaint against NRG Energy with prejudice as to the federal claims and without prejudice as to the state claims. It is possible the state will appeal this dismissal to the Second Circuit Court of Appeals. In the meantime, on April 25, 2003, the state provided to NRG Energy notice of intent to again sue NRG Energy and various affiliates by filing a second amended complaint in this same action in the federal court in New York, asserting against NRG Energy Defendants violations of operating permits and deficient operating permits at the Huntley and Dunkirk plants. If the case ultimately is litigated to a judgment and there is an unfavorable outcome that could not be addressed through use of compliant fuels and/or a plantwide applicability limit, NRG Energy has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period, and NRG Energy may be responsible for payment of certain penalties and fines.

Niagara Mohawk Power Corporation v. NRG Energy, Inc., Huntley Power, LLC, and Dunkirk Power, LLC, Supreme Court, State of New York, County of Onondaga, Case No. 2001-4372

     NRG Energy has asserted that NiMo is obligated to indemnify it for any related compliance costs associated with resolution of the above enforcement action. NiMo has filed suit in state court in New York seeking a declaratory judgment with respect to its obligations to indemnify NRG Energy under the asset sales agreement. NRG Energy has pending a summary judgment motion on its entitlement to be reimbursed by NiMo for the attorneys’ fees NRG Energy has incurred in the enforcement action.

Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC

     All three of these facilities have been issued Notices of Violation with respect to opacity exceedances. NRG Energy has been engaged in consent order negotiations with the New York State Department of Environmental Conservation (DEC) relative to opacity issues affecting all three facilities periodically since 1999. One proposed consent order was forwarded by DEC under cover of a letter dated January 22, 2002, which makes reference to 7,890 violations at the three facilities and contains a proposed payable penalty for such violations of $900,000. On February 5, 2003, DEC sent to NRG Energy a proposed Schedule of Compliance and asserted that it is to be used in conjunction with newly-drafted consent orders. NRG Energy has not yet received the consent orders although NRG Energy has been told by DEC that DEC is now seeking a penalty in excess of that cited in its January 22, 2002 letter. NRG Energy expects to continue negotiations with DEC regarding the proposed consent orders, including the Schedule of Compliance and the penalty amount. NRG Energy cannot predict whether those discussions with the DEC will result in a settlement, and if they do, what sanctions will be imposed. In the event that the consent order negotiations are unsuccessful, NRG Energy does not know what relief DEC will seek through an enforcement action and what the result of such action will be.

Huntley Power LLC

     On April 30, 2003, the Huntley Station submitted a self-disclosure letter to the DEC reporting violations of applicable sulfur in fuel limits which had occurred during 6 days in March, 2003 at the chimney stack serving Huntley Units 63-66. The Huntley Station self-disclosed that the average sulfur emissions rates for those days had been 1.8 lbs/mm BTU, rather than the maximum allowance of 1.7 lbs/mm BTU. NRG Huntley Operations discontinued use of Unit 65 (the only unit utilizing the subject stack at the time) and has kept the remaining 3 units off line until adherence with the applicable standard is assured. On May 19, 2003, the DEC issued Huntley Power LLC a Notice of Violation. NRG Energy has met with the DEC to discuss the circumstances surrounding the event and the appropriate means of resolving the matter. NRG Energy does not know what relief the DEC will seek through an enforcement action. Under applicable provisions of the Environmental Conservation Law, the DEC asserts that it may impose a civil penalty up to $10,000, plus an additional penalty not to exceed $10,000 for each day that a violation continues and may enjoin continuing violations.

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

     On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s (EPA) approval of the Louisiana Department of Environmental Quality’s (DEQ) revisions to the Baton Rouge State Implementation Plan (SIP). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations, which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a sixty (60) day stay of this proceeding on February 25, 2003 to allow the parties to conduct settlement discussions, which has now been further extended to August 26, 2003, while the parties continue their settlement efforts. At this time, NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which NRG Energy may be subject.

In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law.

     During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NOx, based on the application of Best Available Control Technology (BACT). The BACT limitation for NOx was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. The extension of an amended BACT analysis has been granted until December 31, 2003. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which NRG Energy may be subject.

NRG Sterlington Power, LLC

     During 2002, NRG Sterlington conducted a review of the Sterlington Power Facility’s Part 70 Air Permit obtained by the facility’s former owner and operator, Koch Power, Inc. Koch had outlined a plan to install eight 25 megawatt (MW) turbines to reach a 200 MW limit in the permit. Due to the inability of several units to reach their nameplate capacity, Koch determined that it would need additional units to reach the electric output target. In August 2000, NRG Sterlington acquired the remaining interests in the facility not originally held on a passive basis and sought the transfer of the Part 70 Air Permit along with a modification to incorporate two 17.5 MW turbines installed by Koch and to increase the total number of turbines to ten. The permit modification was issued February 13, 2002. During further review, NRG Sterlington determined that a ninth unit had been installed prior to issuance of the permit modification. In keeping with its environmental policy, it disclosed this matter to DEQ during April, 2002. Additional information was provided during July 2002. As DEQ has not acted to date to institute an enforcement proceeding, NRG Energy suspects that it may not. However, as it is not time barred from doing so, NRG Energy is unable at this time to predict the eventual outcome or potential loss contingencies, if any, to which NRG Energy may be subject.

FERC Investigation of Saguaro Power Company

     On February 24, 2003, FERC initiated an investigation into whether Saguaro Power Company (Saguaro) satisfied or currently satisfies the statutory and regulatory requirements for a qualifying facility under the Public Utility Regulatory Policies Act of 1978 (PURPA). PURPA provides special benefits for qualifying facilities regarding their rights to sell the electrical output of generation projects to electric utilities and exempts qualifying facilities from certain state and federal regulation. NRG Energy’s wholly-owned subsidiary, Eastern Sierra Power Company, owns a 49% general partnership interest and a 1% limited partnership interest in Saguaro. The FERC Order initiating the investigation noted that certain financing arrangements between Enron North America and Boulder Power LLC, an indirect owner of a 14% general partnership interest and a 1% limited partnership interest in Saguaro, may have caused Saguaro not to meet the limitations on electric utility ownership applicable to qualifying facilities under PURPA and FERC regulations. After receiving evidence on the issues, the Administrative Law Judge assigned to review the matter has certified to the Commission for its approval a Consent Agreement establishing that Saguaro does in fact satisfy the requirements for a qualifying facility. NRG Energy awaits the Commission’s ruling.

Stone & Webster, Inc. and Shaw Constructors, Inc. v. NRG Energy, Inc. et al.

     On October 17, 2002, Stone & Webster, Inc. and Shaw Constructors, Inc. filed a lawsuit in the United States District Court, Southern District of Mississippi, against NRG Energy, Xcel Energy, Inc., NRG Energy Granite Acquisition LLC, Granite Power Partners II LP and two of Xcel Energy’s executives relating to the construction of a power plant in Pike County, Mississippi. Plaintiffs generally alleged that they were not paid for work performed to construct the power plant, and sued the parent entities of the company with which they contracted to build the plant in order to recover amounts allegedly owing. Plaintiffs asserted claims for breach of fiduciary duty, piercing the corporate veil, breach of contract, tortious interference with contract, enforcement of the NRG Energy guaranty, detrimental reliance, negligent or intentional misrepresentation, conspiracy, and aiding and abetting. The court has now agreed to stay the proceeding while the parties engage in global settlement discussions regarding this lawsuit and the Mississippi Involuntary Case, described below.

The Mississippi Involuntary Case

     On October 17, 2002, a petition commencing an involuntary bankruptcy proceeding pursuant to Chapter 7 of the Bankruptcy Code was filed against LSP-Pike Energy, LLC, a subsidiary of NRG Energy, by Stone & Webster, Inc. and Shaw Constructors, Inc. in the United States Bankruptcy Court for the Southern District of Mississippi. In their petition filed with the Mississippi Bankruptcy Court, the petitioners sought recovery of allegedly unpaid contractual construction-related obligations in an aggregate amount of $73.8 million, which amount LSP-Pike Energy, LLC disputed. As described above, Parties are now engaged in global settlement discussions respecting this bankruptcy case.

FirstEnergy Arbitration Claim

     On November 29, 2001, The Cleveland Electric Illuminating Company, The Toledo Edison Company and FirstEnergy Ventures (Sellers) entered into Purchase and Sale Agreements with NRG Able Acquisition LLC, which were guaranteed by NRG Energy (collectively, Purchasers), for the purchase of certain power plants for approximately $1.5 billion. On August 8, 2002, Sellers terminated the agreements and asserted that Purchasers were liable for anticipatory breach of the Purchase and Sale Agreements on the grounds that they could not finance the purchases. On August 8, 2002, Purchasers provided notice that they disagreed with Sellers’ assertion. After Sellers filed a motion seeking a waiver of the automatic stay of Section 362(a) of the Bankruptcy Code respecting NRG Energy’s then-existing involuntary bankruptcy, on February 21, 2003, Sellers, NRG Energy, and NRG Northern Ohio Generating LLC, f/k/a/ NRG Able Acquisition LLC, stipulated to the United States Bankruptcy Court, District of Minnesota, that they would agree to a waiver of the automatic stay, thereby allowing Sellers to commence arbitration against Purchasers regarding their dispute. The collection of any award, however, would remain fully subject to NRG Energy’s automatic stay. That bankruptcy court approved the stipulation. On February 26, 2003, Sellers commenced arbitration proceedings against Purchasers. The parties have selected the arbitration panel, and NRG Energy anticipates the grant of relief from stay respecting the present Chapter 11 Bankruptcy. Sellers have yet to quantify their damage claim, though Sellers have stated publicly that they will seek an arbitration award of several hundred million dollars. NRG Energy cannot presently predict the outcome of this dispute.

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

Itiquira Energetica, S.A.

     NRG Energy’s indirectly controlled Brazilian project company, Itiquira Energetica S.A. (Itiquira), the owner of a 156 MW hydro project in Brazil, is currently in arbitration with the former EPC contractor for the project, Inepar Industria e Construcoes (Inepar). The dispute was commenced by Itiquira in September, 2002 and pertains to certain matters arising under the former EPC contract. Itiquira principally asserts that Inepar breached the contract and caused damages to Itiquira by (i) failing to meet milestones for substantial completion; (ii) failing to provide adequate resources to meet such milestones; (iii) failing to pay subcontractors amounts due; and (iv) being insolvent. Itiquira’s arbitration claim is for approximately US $40 million. Inepar has asserted in the arbitration that Itiquira breached the contact and caused damages to Inepar by failing to recognize events of force majeure as grounds for excused delay and extensions of scope of services and material under the contract. Inepar’s damage claim is for approximately $10 million. The parties submitted their respective statements of claims, counterclaims and responses, and a preliminary arbitration hearing was held on March 21, 2003. In lieu of taking expert testimony at hearing, the court of arbitration has ordered an expert investigation process to cover technical and accounting issues. If the court of arbitration determines that the final report from the expert investigation process is inconclusive, it may then require expert testimony. NRG Energy anticipates that the expert investigation process will be completed by late October, 2003. NRG Energy cannot estimate the likelihood of an unfavorable outcome in this dispute.

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

12. Inventory

     Inventory, which is stated at the lower of weighted average cost or market, consisted of:

	June 30,	December 31,
(In thousands)	2003	2002

Fuel oil	$42,524	$51,442
Coal	84,338	84,542
Kerosene	3,182	2,852
Spare parts	112,217	107,641
Emission credits	10,902	14,742
Natural gas	679	293
Other	7,587	6,411

Total Inventory	$261,429	$267,923

13. Property, Plant and Equipment

     The major classes of property, plant and equipment were as follows:

	June 30,	December 31,
(In thousands)	2003	2002

Facilities and equipment	$6,346,566	$6,602,101
Land and improvements	100,762	109,306
Office furnishings and equipment	68,746	67,093
Construction in progress(1)	446,764	623,750

Total property, plant and equipment	6,962,838	7,402,250
Accumulated depreciation	(709,647)	(615,063)

Net property, plant and equipment	$6,253,191	$6,787,187

     In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, NRG Energy reassessed the asset lives for the Connecticut facilities. The shorter depreciable lives resulted in an increase in depreciation of approximately $6.3 million and $13.2 million for the three and six months ended June 30, 2003.

(1)  Included in construction in progress is approximately $248.9 million related to turbines associated with cancelled projects as of June 30, 2003 and December 31, 2002, respectively.

14. Derivative Instruments and Hedging Activities

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

     SFAS No. 133 applies to NRG Energy’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates, foreign exchange contracts used to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions. At June 30, 2003, NRG Energy had various commodity contracts extending through December 2003, and several fixed-price gas and electricity purchase contracts extending through 2018.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on NRG Energy’s OCI balance for the three months ended June 30, 2003:

	Energy	Interest	Foreign
(Gains/(Losses) In thousands)	Commodities	Rate	Currency	Total

Accum. OCI balance at March 31, 2003	$53,439	$(84,297)	$—	$(30,858)
Unwound from OCI during period:
- due to unwinding of previously deferred amounts	(13,881)	(1)	—	(13,882)
Mark to market of hedge contracts	(7,515)	26,552	—	19,037

Accum. OCI balance at June 30, 2003	$32,043	$(57,746)	$—	$(25,703)

The following table summarizes the effects of SFAS No. 133 on NRG Energy’s OCI balance for the six months ended June 30, 2003:

	Energy	Interest	Foreign
(Gains/(Losses) In thousands)	Commodities	Rate	Currency	Total

Accum. OCI balance at December 31, 2002	$97,724	$(71,185)	$(261)	$26,278
Unwound from OCI during period:
- due to unwinding of previously deferred amounts	(32,242)	(77)	261	(32,058)
Mark to market of hedge contracts	(33,439)	13,516	—	(19,923)

Accum. OCI balance at June 30, 2003	$32,043	$(57,746)	$—	$(25,703)

Gains/(Losses) expected to unwind from OCI during next 12 months	$36,880	$4	$—	$36,884

     Gains of $13.9 million and $32.1 million were reclassified from OCI to current period earnings during the three and six months ended June 30, 2003 due to the unwinding of previously deferred amounts. These amounts are recorded on the same line in the statement of operations in which the hedged items are recorded. Also during the three and six months ended June 30, 2003 NRG Energy recorded a gain in OCI of approximately $19.0 million and a loss of $19.9 million, respectively, related to changes in the fair values of derivatives accounted for as hedges. The net balance in OCI relating to SFAS No. 133 as of June 30, 2003 was an unrecognized loss of approximately $25.7 million. NRG Energy expects $36.9 million of deferred net gains on derivative instruments accumulated in OCI to be recognized in earnings during the next twelve months.

Statement of Operations

     The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended June 30, 2003:

	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total

Revenue from majority owned subsidiaries	$35,722	$—	$—	$35,722
Equity in earnings of unconsolidated subsidiaries	2,158	—	—	2,158
Cost of operations	2,623	—	—	2,623
Interest expense	—	(33,369)	—	(33,369)

Total Statement of Operations impact before tax	$40,503	$(33,369)	$—	$7,134

The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the six months ended June 30, 2003:

	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total

Revenue from majority owned subsidiaries	$33,293	$—	$—	$33,293
Equity in earnings of unconsolidated subsidiaries	3,665	(222)	—	3,443
Cost of operations	(9,155)	—	—	(9,155)
Other income	—	—	92	92
Interest expense	—	(45,608)	—	(45,608)

Total Statement of Operations impact before tax	$27,803	$(45,830)	$92	$(17,935)

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

     No ineffectiveness was recognized on commodity cash flow hedges during the three and six months ended June 30, 2003.

     NRG Energy’s pre-tax earnings for the three and six months ended June 30, 2003 were increased by an unrealized gain of $40.5 million and $27.8 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three and six months ended June 30, 2003, NRG Energy reclassified gains of $13.9 million and $32.2 million, respectively, from OCI to current-period earnings and expects to reclassify an additional $36.9 million of deferred gains to earnings during the next twelve months on energy related derivative instruments accounted for as hedges.

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

     No ineffectiveness was recognized on interest rate cash flow hedges during the three and six months ended June 30, 2003.

     NRG Energy’s pre-tax earnings for the three and six months ended June 30, 2003 were decreased by an unrealized loss of $33.4 million and $45.8 million, respectively, associated with changes in the fair value of interest rate derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three and six months ended June 30, 2003, NRG Energy reclassified gains of $1,000 and $77,000 from OCI to current-period earnings and expects to reclassify $4,000 of deferred gains to earnings during the next twelve months on interest rate swaps accounted for as hedges.

Foreign currency exchange rates

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

     No ineffectiveness was recognized on foreign currency cash flow hedges during the three and six months ended June 30, 2003.

     NRG Energy’s pre-tax earnings for the three and six months ended June 30, 2003 were increased by an unrealized gain of $0 and $92,000 associated with foreign currency hedging instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three months ended June 30, 2003, NRG Energy reclassified losses of $0 and $261,000 from OCI to current period earnings and does not expect to reclassify any deferred gains/losses to earnings during the next twelve months on foreign currency swaps accounted for as hedges.

15. Goodwill and Other Intangible Assets

     During the first quarter of 2002, NRG Energy adopted SFAS No. 142 — “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires new accounting for intangible assets, including goodwill. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. Goodwill will no longer be amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. NRG Energy had intangible assets with a net carrying value of $26.8 million at June 30, 2003, which will not be amortized and consist primarily of goodwill. The majority of NRG Energy’s goodwill and other intangible assets is located within its Thermal operations which are not subject to NRG Energy’s bankruptcy filing. The Thermal operations have historically demonstrated adequate cash flows t justify the existence of such balances.

     Aggregate amortization expense recognized for the three months ended June 30, 2003 and 2002 was approximately $1.0 million and $0.7 million, respectively. Aggregate amortization expense recognized for the six months ended June 30, 2003 and 2002 was approximately $2.1 million and $1.4 million, respectively. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $4.1 million in each of years one and two, $4.0 million in year three and $3.9 million in each of years four and five. The estimated useful lives of these amortizable intangibles was reduced effective January 1, 2003 from a range of 3 to 40 years to a range of 3 to 30 years.

Intangible assets consisted of the following:

(In thousands)	At June 30, 2003		At December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Class of Intangible Asset	Amount	Amortization	Amount	Amortization

Goodwill	$32,958	$6,124	$32,958	$6,124
Amortized:
Service contracts	$64,592	$17,990	$65,791	$15,986

16. Regulatory Issues

     NRG Energy is impacted by market rule and tariff changes in the existing Independent System operators (ISOs) and Regional Transmission Organizations (RTOs), On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). On February 26, 2003, NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003. The cost of service filing was made notwithstanding the impending implementation of Standard Market Design in New England, including the adoption of Locational Marginal Pricing. While the Standard Market Design represents a significant improvement to the existing market design, NRG Energy still considered the market insufficient to allow NRG Energy to recover its reasonable costs and earn a reasonable return on investment.

     On March 25, 2003, FERC issued an order (the March Order) approving the NRG Subsidiaries’ spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. In the March Order, FERC also permitted ISO New England, via an escrow account, to start collecting the amount of the maintenance expenses in order to ensure the availability of the NRG Energy units for the summer 2003 peak season. To the extent that NRG Energy incurs maintenance related expenses and submits such expenses to the ISO for reimbursement, NRG Energy will recognize the expenses in the period incurred. Upon reimbursement from the ISO for maintenance related expenses, NRG Energy will recognize revenue. FERC did not rule on the remainder of the issues to allow further time to consider protests.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreements including the monthly cost-based payment. Rather, FERC instructed ISO New England to establish temporary bidding rules that would permit selected peaking units (units with capacity factors of 10 percent or less during 2002), operating within “designated congestion areas” (such as Connecticut) to raise their bids to allow them the opportunity to recover their fixed and variable costs through the market. This temporary bidding rule would remain in place until ISO New England implements locational installed capacity requirements, which should be no later than June 1, 2004. In the July 24 Order on Rehearing (the July Order), FERC clarified that the capacity factor of 10 percent or less applies to units rather than complexes. On a unit basis, all the NRG Energy facilities qualify to bid under the temporary rules except Middletown 2 and 3. For additional information regarding the impact that the April 25, 2003 FERC order and other regulatory developments had on NRG Energy’s results of operations, see Note 4.

17. Asset Retirement Obligation

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

     NRG Energy has identified certain retirement obligations within its power generation operations related to its North America projects in the South Central region, the Northeast region and the Mid Atlantic region, its Alternative Energy projects and its Thermal projects. These asset retirement obligations are related primarily to the future dismantlement of equipment on leased property and environment obligations related to ash disposal site closures. NRG Energy has also identified other asset retirement obligations that could not be calculated because the assets associated with the retirement obligations were determined to have an indeterminate life. The adoption of SFAS No. 143 resulted in recording a $2.6 million increase to property, plant and equipment and a $4.2 million increase to other long-term obligations. The cumulative effect of adopting SFAS No. 143 was a $0.6 million increase to depreciation expense and a $1.6 million increase to cost of majority-owned operations.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the six months ended June 30, 2003, which is included in other long-term obligations in the consolidated balance sheet:

(In thousands)
		Accretion for
	Beginning Balance	Six Month Ended	Ending Balance
Description	Jan. 1, 2003	June 30, 2003	June 30, 2003

South Central Region	$396	$30	$426
Northeast Region	313	21	334
Mid Atlantic Region	1,732	122	1,854
Alternative Energy	629	40	669
Thermal	1,171	49	1,220

Total	$4,241	$262	$4,503

     The following represents the pro-forma effect on NRG Energy’s net income for the three and six months ended June 30, 2002, as if NRG Energy had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended
June 30, 2002
(In thousands)

Loss from continuing operations as reported	$(35,318)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(168)

Pro-forma loss from continuing operations	$(35,486)
Net loss as reported	$(41,352)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(168)

Pro-forma net loss	$(41,520)

Six Months Ended
June 30, 2002
(In thousands)

Loss from continuing operations as reported	$(69,202)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,810)

Pro-forma loss from continuing operations	$(71,012)
Net loss as reported	$(67,815)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,810)

Pro-forma net loss	$(69,625)

19. Other Income (Expense)

     Included in other income (expense) is the mark-to-market of the British Pound Sterling 160 million corporate level debt and interest income earned on affiliate notes receivable.

20. Recent Accounting Pronouncements

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 will be applied as required and is not expected to have a material impact on NRG Energy.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an impact on NRG Energy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Due to the factors discussed below, as well as other matters discussed herein, NRG Energy does not contemplate that it will have sufficient funds to make required principal and interest payments on its corporate debt, which means that NRG Energy will remain in default of the various corporate level debt obligations discussed more fully herein.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

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

     Weather — On the whole, both the summer and winter seasons have been mild in the United States. This together with oversupply of new capacity in many markets has driven down energy prices significantly.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002

Net (Loss)/Income

     NRG Energy recognized losses after discontinued operations of $608.4 million and $621.0 million, for the three and six months ended June 30, 2003, respectively. These losses represent decreases of $567.0 million and $553.2 million compared to the same periods in 2002. NRG Energy recognized losses from continuing operations of $606.9 million and $784.9 million for the three and six months ended June 30, 2003, respectively. These losses represent decreases of $571.6 million and $715.7 million, compared to the same periods in 2002.

     The decrease for the three and six months ended June 30, 2003 compared to the same period in 2002 is due primarily to the changing operational and financial conditions impacting NRG Energy on an ongoing basis. NRG Energy incurred asset impairments of $323.6 million and $324.3 million for the three and six months ended June 30, 2003 compared to $25.4 million for the same periods in 2002. This increase is primarily due to receiving unfavorable FERC orders related to NRG Energy’s Connecticut facilities and due to receiving lower bids in response to marketing NRG McClain LLC for possible sale. In addition, NRG Energy incurred write-downs of equity method investments of $132.3 million and $148.9 million for the three and six months ended June 30, 2003 compared to $9.8 million for the same periods in 2002. This increase is primarily due to completing negotiations and entering into a Share Purchase Agreement to sell NRG Energy’s interest in the Loy Yang project. NRG Energy recorded an impairment charge related to the Loy Yang project of approximately $140.0 million during the quarter ended June 30, 2003. This charge included approximately $61 million related to unfavorable cumulative translation adjustments.

Operating Revenues and Equity Earnings

     For the three and six months ended June 30, 2003, NRG Energy had total operating revenues and equity earnings from continuing operations of $535.5 million and $1.1 billion, compared to $582.4 million and $1.1 billion for the same periods in 2002, respectively.

Revenues from Majority Owned Operations

     During the three and six months ended June 30, 2003, NRG Energy and its majority owned subsidiaries recorded revenues from majority owned operations of $488.7 million and $1.0 billion, compared to $557.7 million and $1.0 billion for the same periods in 2002, respectively. Revenues from majority-owned operations for the three months ended June 30, 2003, consisted primarily of power generating revenues from domestic operations of approximately $347.4 million, Europe operations of $34.0 million, Asia-Pacific $34.5 million and Other Americas $19.4 million. In addition, NRG Energy recognized revenues from majority-owned operations from its Alternative Energy, Thermal and Other Operations of $24.6 million, $26.8 million and $2.0 million, respectively. Revenues from majority-owned operations for the six months ended June 30, 2003, consisted primarily of power generating revenues from domestic operations of approximately $738.4 million, operations in Europe of $63.9 million, Asia-Pacific $83.0 million and Other Americas $37.6 million. In addition, NRG Energy recognized revenues from majority-owned operations from its Alternative Energy, Thermal and Other Operations of $40.7 million, $60.7 million and $3.9 million, respectively.

     Revenues from majority owned operations of $488.7 million for the three months ended June 30, 2003 includes $184.7 million of energy revenues, $170.1 million of capacity revenues, $49.6 million of alternative and thermal revenues, $35.7 million of FAS 133 revenue, $3.4 million of operating and maintenance fees, and $45.2 million of other revenues, which include financial and physical gas sales, sales from NRG Energy’s Schkopau facility and New England Power Pool reimbursements. Revenues from majority owned operations decreased $69.0 million or 12.4% compared to the same period in 2002. This decrease is primarily due to lower energy revenues and other revenues. Energy revenues decreased primarily due to losses incurred on the Connecticut Standard Offer contracts due to increased market prices in addition to a 20% decrease in generation. Other revenues decreased due to lower sales of natural gas. These decreases were offset by increased capacity revenue and FAS 133 revenue. Capacity revenue increased due to additional projects becoming operational in the later part of

2002 and higher sales in New York. FAS 133 revenue was favorable due to termination of unfavorable financial transactions in 2003.

     Revenues from majority owned operations of $1.0 billion for the six months ended June 30, 2003 includes $477.2 million of energy revenues, $316.2 million of capacity revenues, $98.0 million of alternative and thermal revenues, $33.3 million of FAS 133 revenues, $7.4 million of operating and maintenance fees, and $96.0 million of other revenues. Revenues from majority owned operations increased $6.3 million or 1%. This increase is primarily due to increased energy revenues. This increase was due to higher market prices driven by higher natural gas prices during the first quarter of 2003, as compared to the same period in 2002, attributable to NRG Energy’s North America operations. The increase was offset by decreases in energy revenues related to losses incurred on the Connecticut Standard Offer contracts due to increased market prices.

Equity in Operating Earnings of Unconsolidated Affiliates

     Equity in operating earnings of unconsolidated affiliates for the three and six months ended June 30, 2003, were $46.9 million and $92.5 million, compared to $24.7 million and $43.0 million for the same periods in 2002.

     Equity in operating earnings of unconsolidated affiliates of $46.9 million for the three months ended June 30, 2003 includes $38.0 million from the domestic portfolio and $9.0 million from the international portfolio. Equity in operating earnings of unconsolidated affiliates for the three months ended June 30, 2003 increased $22.2 million or 89.9%. This increase is due to favorable results at West Coast Power as compared to the same period in 2002, resulting from increased ancillary and Reliability Must Run (RMR) contract revenues. The sale of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial losses.

     Equity in operating earnings of unconsolidated affiliates of $92.5 million for the six months ended June 30, 2003 includes $68.2 million from the domestic portfolio and $24.3 million from the international portfolio. Equity in operating earnings of unconsolidated affiliates for the six months ended June 30, 2003 increased $49.5 million or 115.1%. This increase is due to favorable results at West Coast Power as compared to the same period in 2002, resulting from increased ancillary and Reliability Must Run (RMR) contract revenues. The sale of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial losses in the prior years.

Cost of Majority-Owned Operations

     Cost of majority-owned operations was $401.1 million and $801.2 million for the three and six months ended June 30, 2003, compared to $364.6 and $686.9 million for the same periods in 2002. Costs of majority-owned operations include fuel and related costs, operation and maintenance costs (O&M), property taxes and the mark-to-market of fuel and emission credits.

     Cost of majority-owned operations for the three months ended June 30, 2003 increased $36.5 million, or approximately 10.0%, over the same period in 2002. Cost of majority-owned operations, as a percentage of revenue from majority owned operations for the three months ended June 30, 2002, was 82.1% compared to 65.4% for the same period in 2002. This increase is primarily due to contract terminations and liquidated damages of approximately $71.0 million triggered by NRG Energy’s financial condition. The contract terminations and liquidated damages are related to electricity and fuel transactions. O&M expenses also increased due to increased maintenance to improve plant availability and to ensure emission compliance. These increases were offset by decreased costs of fuel and transmission, which is lower than the same period in 2003 and represents a reduction in generation levels of approximately 20% for the three months ended June 30, 2003 as compared to the same period in 2002.

     Cost of majority-owned operations for the six months ended June 30, 2003 increased $114.3 million, or approximately 16.6%, over the same period in 2002. Cost of majority-owned operations, as a percentage of revenue from majority owned operations for the six months ended June 30, 2003, was 77.9% compared to 67.2% for the same period in 2002. This increase is primarily due to contract terminations and liquidated damages of approximately $63.0 million triggered by NRG Energy’s financial condition. The contract terminations and liquidated damages are related to electricity and fuel transactions. In addition, the overall cost of fuel and transmission increased, which reflects a 3% increase in generation levels and increased fuel prices. O&M expenses also increased due to increased maintenance to improve plant availability and to ensure emission compliance.

Depreciation

     Depreciation and amortization costs were $73.6 million and $143.2 million for the three and six months ended June 30, 2003, compared to $65.0 million and $117.7 million for the same periods in 2002.

     Depreciation and amortization costs for the three months ended June 30, 2003 increased $8.7 million or 13.4%. This increase was primarily due to a reduction in the depreciable lives for certain Connecticut assets, which increased depreciation expense by $6.3 million over the same period in 2002. In addition, depreciation expense increased due to completed construction projects being placed in service. Certain capitalized development costs were written-off in connection with the Loy Yang project resulting in increased expense. Depreciation expense decreased due to reduced depreciable asset values based on NRG Energy’s impairment analysis.

     Depreciation and amortization costs for the six months ended June 30, 2003 increased $25.6 million or 21.8%. This increase was primarily due to reducing the depreciable lives for certain Connecticut assets, which increased the depreciation expense by $13.2 million over the same period in 2002. In addition, depreciation expense increased due to completed construction projects being placed in service. Certain capitalized development costs were written-off in connection with the Loy Yang project resulting in increased expense. Amortization expense increased due to reducing the life of certain software costs. Depreciation expense decreased due to reduced asset values based on NRG Energy’s impairment analysis.

General, Administrative and Development

     General, administrative and development costs were $41.8 million and $92.6 million for the three and six months ended June 30, 2003, compared to $42.3 million and $107.5 million, for the same periods in 2002. General, Administrative and Development costs include non-operation labor and other employee related costs, as well as outside services, insurance, office expenses and administrative support.

     General, administrative and development costs for the three months ended June 30, 2003 decreased less than $1 million over the same period in 2002. General, administrative and development costs, as a percentage of revenue from majority owned operations for the three months ended June 30, 2003, was 8.6% compared to 7.6% for the same period in 2002. This decrease is due to reduced employee and office expenses related to work force reduction efforts and the closure of certain international offices. This decrease is offset by an increase increase in bad debt expense within NRG Energy’ International operations.

     General, administrative and development costs for the six months ended June 30 2003 decreased $14.9 million or 13.9% over the same period in 2002. General, administrative and development costs, as a percentage of revenue from majority owned operations for the six months ended June 30, 2003, was 9.0% compared to 10.5% for the same period in 2002 This decrease is due to decreased costs related to work force reduction efforts, costs reductions due to the closure of certain international offices and reduced legal costs. Partially offsetting these favorable variances was an increase in bad debt expense within NRG Energy’s domestic and International operations.

Write downs and losses on equity method investments

     Write downs and losses on equity method investments was $132.3 million and $148.8 million for the three and six months ended June 30, 2003 compared to $9.8 million for each of the same periods in 2002.

     Write downs and losses on equity method investments for the three and six month periods ended June 30, 2003 consisted primarily of NRG Energy’s Loy Yang project. In May 2003, NRG Energy and its partners completed negotiations which culminated into a Share Purchase Agreement to sell the project on July 3, 2003. This sale will result in proceeds of approximately $25.0 million to NRG Energy. Consequently, NRG Energy recorded an impairment charge of approximately $140.0 million during the quarter ended June 30, 2003. This charge included approximately $61 million in cumulative translation adjustments in accordance with EITF Issue No. 01-05. Offsetting this charge are final results relating to the sale of Kondapalli and NRG Energy’s 44.5% interest in ECKG power station. Kondapalli’s sale closed on May 30, 2003 resulting in net cash proceeds of approximately $24 million and a gain of approximately $1.8 million. The gain resulted from incurring lower selling costs then estimated as part of the first quarter impairment. In accordance with the purchase agreement with Atel for NRG Energy’s 44.5% interest in ECKG power station, NRG Energy was to receive additional consideration if Atel purchased shares held by NRG Energy’s partner. During the second quarter of 2003, NRG Energy received approximately $3.6 million of additional consideration.

     Write-downs and losses on equity method investments for the three and six month periods ended June 30, 2002 consisted of Minnesota Methane LLC and Collinsville Power Station.

     During the second quarter of 2002, NRG Energy recorded a write down of its investment in Minnesota Methane LLC of $5.7 million. The charge was related largely to a revised project outlook and management’s belief that the decline in fair value of the investment was other than temporary. During the quarter ended March 31, 2003, NRG Energy recorded a charge of $14.5 million to write off its 50% investment in Minnesota Methane, LLC. Through April 30, 2003, NRG Energy and NEO Landfill Gas, Inc. failed to make certain payments causing a default under NEO Landfill Gas, Inc.’s term loan agreements. In May 2003, the project lenders to the wholly-owned subsidiaries of NEO Landfill Gas, Inc. and Minnesota Methane LLC foreclosed on NRG Energy’s membership interest in the NEO Landfill Gas Inc. subsidiaries and NRG Energy’s equity interest in Minnesota Methane LLC. There was no material gain or loss recognized as a result of the foreclosure.

     Based on third party market valuation and bids received in response to marketing the investment for possible sale, NRG Energy recorded a write down of its investment I Collinsville Power Station of approximately $4.1 million during the second quarter of 2002. In August 2002, NRG Energy announced that it had completed the sale of its 50% interest in the 192 MW Collinsville Power Station in Australia, to its partner, a subsidiary of Transfield Services Limited for $8.6 million (AUS), or approximately $4.8 million (USD). NRG Energy’s ultimate loss on the sale of Collinsville Power Station was approximately $3.6 million.

Asset Impairments and Restructuring Charges

     Asset impairments and restructuring charges was $370.3 million and $392.5 million for the three and six months ended June 30, 2003 compared to $45.9 million for each of the same periods in 2002. Asset impairment charges were $323.6 million and $324.3 million for the three and six months ended June 30, 2003 compared to $25.4 million for each of the three and six months ended June 30, 2002. Restructuring costs were $46.7 million and $68.2 million for the three and six months ended June 30, 2003 compared to $20.5 million for each of the three and six months ended June 30, 2002.

     Asset impairments for the three and six month periods ended June 30, 2003 consisted primarily of Devon Power LLC, Middletown Power LLC and NRG McClain, LLC. In connection with the Devon 11-14 and Middletown station, on February 26, 2003 NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC). On April 25, 2003, the FERC issued an order that rejected the proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. Considering those policy concerns, the FERC instead directed NRG Energy to recover its fixed and variable costs under a new Peaking Unit Safe Harbor (PUSH) methodology, rather than through a fixed monthly charge, for the remainder of 2003 through June 2004. Under the PUSH rules proscribed by FERC Middletown 2 and 3 could not submit PUSH bids. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut file with FERC locational capacity or deliverability requirements by March 2004 for implementation by June 1, 2004. Such agencies have not formally responded to FERC with a recommended location capacity or deliverability proposal for use after the PUSH mechanism expires on May 31, 2004.

     The existing reliability must run agreement (RMR) between ISO-NE and NRG covering Devon 7 and 8 will terminate on September 30, 2003. At this point it is not clear what mechanism will replace the RMR after September 30, 2003. Several parties have filed rehearing requests with with concerning the existing RMR and FERC has not yet issued an order covering these rehearing requests.

     As a result of these and other regulatory developments and changing circumstances in the second quarter, as discussed further in Note 4 to the financial statements, NRG Energy deemed it necessary to review the Connecticut facilities’ cash flow models to incorporate changes to reflect the impact of FERC’s April 25, 2003 orders on PUSH pricing and update the estimated impact of future locational pricing. These revised cash flow models determined that the new estimates of pricing and cost recovery levels were not projected to provide sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, at June 30, 2003, NRG Energy recorded a $221.5 million impairment charge for Devon and Middletown. In connection with NRG McClain, LLC, in April 2003, NRG Energy entered into sales discussions with a third party. NRG reviewed the recoverability of its McClain assets pursuant to SFAS No. 144 and recorded an impairment of $101.8 million in the second quarter of 2003.

     Asset impairments for the three and six month periods ended June 30, 2002 consisted primarily of NEO Corporation. During the second quarter of 2002, NRG Energy expensed a pre-tax charge of $20.5 million related to NEO Corporation’s landfill gas operations. The charge was related largely to asset impairments based on a revised project outlook. It also reflected the accrued impact of a disputed settlement with Fortistar, a partner with NEO Corporation in the landfill gas operations.

     Restructuring costs for the three and six month periods ended June 30, 2003 were $19.7 million and $41.2 million, respectively, which consisted of employee separation costs and advisor fees. During second quarter of 2003, a settlement agreement with former NRG Energy executives was accepted that resulted in a lower severance cost relating to the executives. As a result, approximately $8.4 million was reversed out of the severance accrual during second quarter 2003. In addition to amounts recorded as special charges, NRG Energy incurred $6.3 million related to restructuring professional fees and expenses for the three and six month periods ended June 30, 2002. NRG Energy also recorded $41.7 million of contingent equity obligation in connection with Brazos Valley as a result of the project ledgers entering into a sales agreement whereby they agreed to sell the Brazos Valley project for a lower sale price then originally estimated.

     During second quarter of 2002, NRG Energy expensed a pre-tax charge of $20.5 million for expected severance costs associated with the combining of various functions of NRG Energy. During second quarter of 2003, a settlement agreement with former NRG Energy executives was accepted that resulted in a lower severance cost relating to the executives. As a result, approximately $8.4 million was reversed out of the severance accrual during second quarter 2003.

Other (Expense) Income

     Other expense for the three and six months ended June 30, 2003 was $111.7 million and $281.0 million compared to $116.9 million and $220.1 million, for the same periods in 2002.

     Other expense for the three months ended June 30, 2003 decreased $5.1 million or 4.4% over the same period in 2002. The primary reason for the decrease in other expense is due to reduced interest expense. As a result of NRG Energy’s bankruptcy filing, NRG Energy has ceased recording interest expense on debt where it is probable that such interest would not be paid, such as the NRG Corporate level debt (primarily bonds) and NRG Finance Company debt (construction revolver). Other expense was adversely affected due to an unfavorable mark-to-market on certain interest rate swaps not accounted for as cash flow hedges and an unfavorable mark-to-market of the British pound sterling 160 million corporate level debt.

     Other expense for the six months ended June 30, 2002 increased $60.9 million or 27.7% over the same period in 2002. This increase was primarily due to an increase in interest expense, including both corporate and project level interest expense. The increase in interest expense is due to increased debt balances and the completion of certain construction projects, which resulted in a reduction in the amount of capitalized interest in 2003 compared to 2002. Other expense was also adversely affected due to an unfavorable mark-to-market on certain interest rate swaps not accounted for as cash flow hedges and an unfavorable mark-to-market of the British pound sterling 160 million corporate level debt.

Income Tax

     Income tax (benefit)/expense for the three and six months ended June 30 2003 was a tax expense of $5.3 million and $39.9 million compared to tax benefit of ($26.7) million and ($53.8) million for the same period in 2002, increases of $32.0 million and $93.7 million, respectively. The increase in income tax expense for 2003 as compared to 2002 was primarily due to the establishment of and increase in a valuation allowance against net operating losses and deferred income tax assets. Additional valuation allowance of $33 million was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a disregarded entity for federal income tax purposes.

     Income taxes have been recorded on the basis that Xcel Energy will not include NRG Energy in its consolidated federal income tax return. It is uncertain if NRG Energy would be able to fully realize benefits on net operating losses and deferred tax assets on a stand-alone basis. If not included in the Xcel Energy consolidated tax group, each U.S. subsidiary of NRG Energy which is classified as a corporation for tax purposes, must file a separate federal income tax return. A tax saving strategy has been implemented to reduce the current taxes due for those subsidiaries with taxable income for 2003. As part of this strategy, NRG West Coast was converted to a disregarded entity so its taxable income will flow up and be offset by NRG Energy’s tax losses. This conversion resulted in the additional deferred tax expense identified above, but significantly reduced current year tax payments.

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

     NRG Energy classifies its long-lived assets (disposal group) to be sold as held for sale in the period in which the following criteria are met: 1) Management approves the action and commits to a plan to sell the asset. This is generally evidenced by the signing of a asset sales agreement, Board of Directors approval, creditor committee approval and Bankruptcy court approval. 2) The long-lived asset (disposal group) is generally deemed to be available for immediate sale and its condition is subject only to the terms and conditions customary for the sale of such assets. 3) Management has actively engaged in a program to locate a buyer and has initiated other such actions required to complete the plan to sell the asset. 4) The sale is probable and transfer of the asset is expected to be completed with one year. 5) The asset is being marketed at a price that is believed to be reasonable in relation to its current fair value. 6) Management believes that it is unlikely, that significant changes to the plan to sell that asset will be made or that the plan will be withdrawn

     Refer to Item 15 — Note 2 of the Consolidated financial statements of NRG Energy’s Form 10-K for the year ended December 31, 2002 for additional discussion regarding all of NRG Energy’s accounting policies and estimates.

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

     NRG Energy failed to make a second quarter payment of $18.0 million due on June 30, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $11.3 million interest payment due on June 1, 2003 on the $300 million of 7.50% senior unsecured notes maturing 2009; and a $9.4 million interest payment due on June 15, 2003 on the $250 million of 7.50% senior unsecured notes due 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

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

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court) related to claims for unpaid severence. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Minnesota Bankruptcy Court issued an order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003, NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York , in re: NRG ENERGY, INC., et al., Case No. 03-13024(PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary (NEG) and some NEG subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticket symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc., NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors). filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on

June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan). See Note 2 for a complete list of the Debtors.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday July 28, 2003. The Plan Debtors will not be able to solicit acceptance or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

Cash Flows

	For the Six Months Ended

	June 30,	June 30,
(In thousands)	2003	2002

Net cash provided (used) by operating activities	$24,032	$(5,875)

     Net cash provided by operating activities for the six months ended June 30, 2003 of $24.0 million resulted from increased operating results and favorable changes in working capital items, as compared to the same period in 2002.

Net cash provided (used) by investing activities	$27,517	$(1,123,396)

     Net cash provided by investing activities for the six months ended June 30, 2003 of $27.5 million was positively affected by cash proceeds received upon the sale of equity method investments and reduced capital expenditures as compared to the same period in 2002.

Net cash (used) provided by financing activities	$(33,522)	$1,300,283

     Net cash used by financing activities increased for the six months ended June 30, 2003 compared to the same period in 2002. During the six months ended June 30, 2003, NRG Energy borrowed less money than it did in the same period in 2002. Additionally, NRG Energy made less principal payments in 2003 as compared to the same period in 2002 due to its deteriorating financial condition.

Off Balance-Sheet Arrangements

     As of June 30, 2003, NRG Energy does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

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

	Payments Due by Period as of June 30, 2003

					After
Contractual Cash Obligations	Total	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long term debt	$8,642,858	$7,998,336	$98,782	$93,586	$452,154
Capital lease obligations	558,670	29,409	58,289	58,136	412,836
Operating leases	80,556	11,514	21,067	18,030	29,945

Total contractual cash obligations	$9,282,084	$8,039,259	$178,138	$169,752	$894,935

	Amount of Commitment Expiration per Period as of June 30, 2003

	Total
	Amounts				After
Other Commercial Commitments	Committed	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Lines of credit	$1,000,000	$1,000,000	—	—	—
Stand by letters of credit	88,711	88,711	—	—	—
Cash collateral calls	1,165,284	1,165,284	—	—	—
Guarantees of subsidiaries	765,035	37,000	60,299	258,220	409,516

Total commercial commitments	$3,019,030	$2,290,995	$60,299	$258,220	$409,516

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 will be applied as required and is not expected to have a material impact on NRG Energy.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an impact on NRG Energy.

Derivative Instruments

     The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at June 30, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at June 30, 2003.

Trading Activity (Gains/(Losses), In thousands)

Fair value of contracts outstanding at December 31, 2002	$30,640
Contracts realized or otherwise settled during the period	(129,505)
Other changes in fair values	(1,772)

Fair value of contracts outstanding at June 30, 2003	$(100,637)

Fair value of contracts outstanding at March 31, 2003	$(122,877)
Contracts realized or otherwise settled during the period	(24,743)
Other changes in fair values	46,983

Fair value of contracts outstanding at June 30, 2003	$(100,637)

Sources of Fair Value (Gains/(Losses), In thousands)

	Fair Value of Contracts at Period-End

	Maturity			Maturity	Total
	Less than	Maturity	Maturity	in excess	Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value

Prices actively quoted	$3,477	$12,716	—	—	$16,193
Prices based on models & other valuation methods	20,100	3,752	(44,622)	(96,060)	(116,830)

	$23,577	$16,468	$(44,622)	$(96,060)	$(100,637)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     NRG Energy uses a variety of financial instruments to manage its exposure to fluctuations in foreign currency exchange rates on its international project cash flows, interest rates on its cost of borrowing and energy and energy related commodities prices.

Currency Exchange Risk

     NRG Energy is also subject to currency risks associated with foreign denominated distributions from international investments. In the normal course of business, NRG Energy receives distributions denominated in Australian Dollar, British Pound, Euro and Brazilian Real. NRG Energy engages in a strategy of hedging foreign denominated cash flows through a program of matching currency inflows and outflows, and to the extent required, fixing the U.S. Dollar equivalent of net foreign denominated distributions with currency forward and swap agreements with highly credit worthy financial institutions.

     NRG Energy has £160 million in long-term debt due 2020, which is subject to market fluctuations. If the value of the British Pound Sterling increases by 10% in relation to the U.S. dollar, NRG Energy would expect to record a loss of approximately $25.3 million. If the value of the British Pound Sterling decreases by 10% in relation to the U.S. dollar, NRG Energy would expect to record a gain of approximately $25.3 million.

     As of June 30, 2003, NRG Energy had no foreign currency exchange contracts outstanding.

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

     During 2002, as a result of the various defaults under certain loan agreements, NRG Energy’s counter-parties have terminated interest rate swaps with NRG Energy, and NRG Finance Company I LLC. Until NRG Energy successfully restructures outstanding debt and returns to credit quality, NRG Energy will not seek to manage interest rate risk through the use of financial derivatives.

     As of June 30, 2003, NRG Energy had various interest rate swap agreements with notional amounts totaling approximately $700 million. If the swaps had been discontinued on June 30, 2003, NRG Energy would have owed the counter parties approximately $81.4 million.

     NRG Energy and its subsidiaries have both long and short-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2003, a 100 basis point change in the benchmark rate on NRG Energy’s variable rate debt would increase contractual interest expense by approximately $37.0 million.

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

     The estimated maximum potential three-day loss in fair value of its commodity portfolio, calculated using the VAR model is as follows:

(In millions)

June 30, 2003	$194.5
Average	199.7
High	282.9
Low	119.5
June 30, 2002	93.4
Average	59.5
High	108.9
Low	42.0

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

Item 4. Controls and Procedures

     The Chairman, Senior Vice President, General Counsel, Vice President and Treasurer and Vice President and Controller (the Certifying Officers) have evaluated NRG Energy’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG Energy in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG Energy caused by NRG Energy’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management positions and a diversion of NRG Energy financial and management resources to restructuring efforts. These circumstances detracted from NRG Energy’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG Energy has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG Energy as of, and for the periods presented in this report.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of material legal proceedings in which NRG Energy was involved through June 30,2002, see Note 11 “Commitments and Contingencies” to NRG energy’s consolidated financial statements contained in part I, Item 1 of this Form 10-Q.

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

Failure to make $11.3 million interest payment due on June 1, 2003

$250 million of 7.50% Senior Unsecured Notes due 2007 issued by NRG Energy

•	Failure to make $9.4 million interest payment due on December 15, 2002

Failure to make $9.4 million interest payment due on June 15, 2003

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

Failure to make $18.0 million interest payment due on June 30, 2003

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

Availability reduced to the amount outstanding, which was $103 million as of June 30, 2003

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

     In addition to the foregoing, there maybe technical defaults with respect to these or other NRG Energy debt instruments. Further, defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Energy debt instruments.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Section 302 Certifications

32	Section 906 Certification

(b)	Reports on Form 8-K:

NRG Energy filed reports on Form 8-k on the following dates during the quarter ended June 30, 2003: May 16, 2003.

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

Date: August 13, 2003