Form 10-Q
period 2003-09-30
NRG ENERGY INC
filed 2003-11-13
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2003	Commission File Number: 001-15891

NRG Energy, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐     No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒     No ☐

     As of November 13, 2003, there were 3 shares of Class A common stock and 1 share of Common stock outstanding, all of which were owned by Xcel Energy Wholesale Group Inc.

Part I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2003	2002	2003	2002
		(Restated)		(Restated)

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$608,009	$627,352	$1,616,869	$1,602,859
Equity in earnings of unconsolidated affiliates	63,272	25,920	155,758	68,916

Total operating revenues and equity earnings	671,281	653,272	1,772,627	1,671,775

Operating Costs and Expenses
Cost of majority-owned operations	401,290	424,251	1,186,241	1,064,021
Depreciation and amortization	64,476	64,141	203,050	176,686
General, administrative and development	36,609	65,463	128,010	171,855
Write downs and (gains) losses on sales of equity method investments	(12,310)	117,869	136,717	127,715
Restructuring professional fees and expenses	416,698	—	423,032	—
Restructuring and impairment charges	6,252	2,487,746	298,019	2,533,670

Total operating costs and expenses	913,015	3,159,470	2,375,069	4,073,947

Operating (Loss)	(241,734)	(2,506,198)	(602,442)	(2,402,172)

Other Income (Expense)
Minority interest in earnings of consolidated subsidiaries	(1,166)	(637)	(2,415)	(1,317)
Other income (expense), net	6,090	7,464	7,316	14,441
Restructuring interest income	478	—	608	—
Interest expense	(42,367)	(66,470)	(317,984)	(289,346)

Total other expense	(36,965)	(59,643)	(312,475)	(276,222)

Loss From Continuing Operations Before Income Taxes	(278,699)	(2,565,841)	(914,917)	(2,678,394)
Income Tax Expense (Benefit)	4,991	(96,905)	44,864	(150,755)

Loss From Continuing Operations	(283,690)	(2,468,936)	(959,781)	(2,527,639)
(Loss)/Income on Discontinued Operations, Net of Income Taxes	(1,104)	(586,458)	53,954	(595,570)

Net Loss	$(284,794)	$(3,055,394)	$(905,827)	$(3,123,209)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands)	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$292,644	$381,514
Restricted cash	487,644	277,489
Accounts receivable — trade, less allowance for doubtful accounts of $11,069 and $18,163	383,631	273,944
Current portion of notes receivable — affiliates	—	2,442
Current portion of notes receivable	1,639	3,000
Income tax receivable	19,092	4,320
Inventory	255,803	265,585
Derivative instruments valuation	543	28,791
Prepayments and other current assets	166,952	138,567
Current assets — discontinued operations	35,842	119,509

Total current assets	1,643,790	1,495,161

Property, Plant and Equipment
In service	6,364,407	6,499,685
Under construction	460,989	623,750

Total property, plant and equipment	6,825,396	7,123,435
Less accumulated depreciation	(771,613)	(602,712)

Net property, plant and equipment	6,053,783	6,520,723

Other Assets
Equity investments in affiliates	954,602	884,263
Notes receivable, less current portion — affiliates	168,185	206,308
Notes receivable, less current portion	813,006	778,945
Intangible assets, net of accumulated amortization of $25,126 and $22,110	72,424	76,639
Debt issuance costs, net of accumulated amortization of $62,143 and $50,382	140,119	136,346
Derivative instruments valuation	80,543	90,766
Other assets, net of accumulated amortization of $4,095 and $4,229	34,866	24,810
Non-current assets — discontinued operations	213,454	678,822

Total other assets	2,477,199	2,876,899

Total Assets	$10,174,772	$10,892,783

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands)	2003	2002

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities Not Subject to Compromise
Current Liabilities
Current portion of long-term debt	$1,444,450	$7,026,771
Revolving line of credit	—	1,000,000
Project-level, non-recourse debt	18,991	30,064
Accounts payable — trade	307,641	556,712
Accounts payable — affiliate	28,948	50,659
Accrued property, sales and other taxes	27,227	24,420
Accrued salaries, benefits and related costs	20,768	21,018
Accrued interest	46,103	289,553
Derivative instruments valuation	649	13,439
Other current liabilities	81,190	110,645
Current liabilities — discontinued operations	113,339	694,464

Total current liabilities	2,089,306	9,817,745

Other Liabilities
Long-term debt	1,188,599	1,184,287
Deferred income taxes	178,197	91,634
Postretirement and other benefit obligations	45,852	67,495
Derivative instruments valuation	69,731	91,039
Other long-term obligations	143,053	154,710
Minority interest	32,151	29,625
Non-current liabilities — discontinued operations	22,773	152,447

Total liabilities not subject to compromise	3,769,662	11,588,982

Liabilities Subject to Compromise
Financing debt	6,409,964	—
Accounts payable — trade	157,855	—
Accounts payable — affiliate	68,989	—
Accrued liabilities	1,071,527	—
Other liabilities	68,882	—
Liabilities — discontinued operations	159,110	—

Total liabilities subject to compromise	7,936,327	—

Commitments and Contingencies
Stockholder’s Deficit
Class A — common stock; $.01 par value; 100 shares authorized; 3 shares at September 30, 2003 and at December 31, 2002 issued and outstanding	—	—
Common stock; $.01 par value; 100 shares authorized, 1 share at September 30, 2003 and at December 31, 2002 issued and outstanding	—	—
Additional paid-in capital	2,227,692	2,227,692
Retained deficit	(3,734,760)	(2,828,933)
Accumulated other comprehensive loss	(24,149)	(94,958)

Total stockholder’s deficit	(1,531,217)	(696,199)

Total Liabilities and Stockholder’s Deficit	$10,174,772	$10,892,783

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s (Deficit)/Equity
For the Three Months Ended September 30, 2003 and September 30, 2002
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder’s
(In thousands)	Stock	Shares	Stock	Shares	Capital	(Deficit)/Earnings	Income (Loss)	Deficit

Balances at June 30, 2002	$—	—	$—	—	$2,227,692	$567,534	$(9,306)	$2,785,920
Net Loss						(3,055,394)		(3,055,394)
Foreign currency translation adjustments and other							(34,598)	(34,598)
Deferred unrealized loss on derivatives, net							(22,588)	(22,588)

Comprehensive loss for the three months ended September 30, 2002								(3,112,580)

Balances at September 30, 2002, as restated	$—	—	$—	—	$2,227,692	$(2,487,860)	$(66,492)	$(326,660)

Balances at June 30, 2003	$—	—	$—	—	$2,227,692	$(3,449,966)	$(56,072)	$(1,278,346)

Net Loss						(284,794)		(284,794
Foreign currency translation adjustments and other							(3,133)	(3,133)
Deferred unrealized gain on derivatives, net							35,056	35,056

Comprehensive loss for the three months ended September 30, 2003								(252,871)

Balances at September 30, 2003	$—	—	$—	—	$2,227,692	$(3,734,760)	$(24,149)	$(1,531,217)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s (Deficit)/Equity
For the Nine Months Ended September 30, 2003 and September 30, 2002
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional		Other	Total
					Paid-in	Retained	Comprehensive	Stockholder's
(In thousands)	Stock	Shares	Stock	Shares	Capital	(Deficit)/Earnings	Income (Loss)	Deficit

Balances at December 31, 2001	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129
Net Loss						(3,123,209)		(3,123,209)
Foreign currency translation adjustments and other							53,304	53,304
Deferred unrealized loss on derivatives, net							(5,607)	(5,607)

Comprehensive loss for the nine months ended September 30, 2002								(3,075,512)
Contribution from parent					502,874			502,874
Issuance of common stock, net			6	591	8,843			8,849
Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at September 30, 2002, as restated	$—	—	$—	—	$2,227,692	$(2,487,860)	$(66,492)	$(326,660)

Balances at December 31, 2002	$—	—	$—	—	$2,227,692	$(2,828,933)	$(94,958)	$(696,199)

Net Loss						(905,827)		(905,827)
Foreign currency translation adjustments and other							87,734	87,734
Deferred unrealized loss on derivatives, net							(16,925)	(16,925)
Comprehensive loss for the nine months ended September 30, 2003								(835,018)

Balances at September 30, 2003	$—	—	$—	—	$2,227,692	$(3,734,760)	$(24,149)	$(1,531,217)

See notes to consolidated financial statements.

NRG Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2003	2002
		(Restated)

Cash Flows from Operating Activities
Net loss	$(905,827)	$(3,123,209)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Undistributed equity in earnings of unconsolidated affiliates	(47,500)	(15,344)
Depreciation and amortization	211,201	207,751
Amortization of deferred financing costs	14,306	20,463
Deferred income taxes and investment tax credits	18,502	(186,300)
Minority interest	2,010	(26,791)
Unrealized gains on energy contracts	(12,500)	(47,747)
Asset impairment	353,871	3,156,610
Write down and (gains)/loss on sale of equity method investments	136,531	122,037
(Gain)/loss on sale of discontinued operations	(217,920)	17,099
Amortization of assumed out of market power contracts	—	(34,949)
Cash provided (used) by changes in certain working capital items, net of acquisition effects
Accounts receivable	(103,377)	(96,779)
Accounts receivable — affiliates	—	(8,478)
Accrued income taxes	(16,495)	24,510
Inventory	12,314	64,965
Prepayments and other current assets	(28,748)	(50,280)
Accounts payable	618,099	281,102
Accounts payable — affiliates	36,571	—
Accrued property, sales and other taxes	1,733	4,708
Accrued salaries, benefits and related costs	(10,605)	(32,257)
Accrued interest	129,585	75,266
Other current liabilities	(118,365)	24,041
Cash used by changes in other assets and liabilities	47,929	12,089

Net Cash Provided by Operating Activities	121,315	388,507

Cash Flows from Investing Activities
Proceeds on sale of discontinued operations	1,011	—
Proceeds from sale of equity method investments	102,546	29,313
Proceeds on sale of subsidiaries	1,000	—
Investments in equity method investments and projects	(369)	(35,402)
Decrease/(increase) in notes receivable (net)	9,450	(189,698)
Capital expenditures	(85,635)	(1,391,019)
Increase in restricted cash	(188,127)	(65,316)

Net Cash Used by Investing Activities	(160,124)	(1,652,122)

Cash Flows from Financing Activities
Proceeds from issuance of stock, net	—	4,065
Net borrowings under line of credit agreements	—	790,000
Proceeds from issuance of long-term debt, net	43,797	1,251,530
Deferred debt issuance costs	(17,843)	—
Capital contributions from parent	—	500,000
Principal payments on short and long-term debt	(50,073)	(1,111,621)

Net Cash (Used) Provided by Financing Activities	(24,119)	1,433,974

Change in Cash from Discontinued Operations	26,595	18,325
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(52,537)	31,813
Net (Decrease) Increase in Cash and Cash Equivalents	(88,870)	220,497
Cash and Cash Equivalents at Beginning of Period	381,514	105,405

Cash and Cash Equivalents at End of Period	$292,644	$325,902

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

     On May 14, 2003 (the Petition Date) NRG Energy and 26 of its affiliates (the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) in re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB) (such proceedings, the Chapter 11 Cases). See Note 2 for a complete list of debtors. It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. Since the Petition Date, three additional subsidiaries have filed for reorganization under Chapter 11 of the Bankruptcy Code. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Form 10-Q’s filed by NRG Energy on May 20, 2003 and August 14, 2003.

     The consolidated financial statements have been prepared on a “going concern” basis in accordance with GAAP. The “going concern” basis of presentation assumes that NRG Energy will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, NRG Energy’s ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, NRG Energy’s ability to comply with the terms of, and if necessary renew at its expiry in May 2004, the Debtor in Possession Credit Facility, and NRG Energy’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurance that this can be accomplished and if it were not, NRG Energy’s ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the financial statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     The consolidated financial statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Accordingly, all prepetition liabilities believed to be subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Interest expense is reported only to the extent that it will be paid or that it is probable that it will be an allowed claim.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of NRG Energy as of September 30, 2003 and December 31, 2002, the results of its operations and stockholder’s deficit for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

     Certain prior-year amounts have been reclassified for comparative purposes. As previously disclosed in NRG Energy’s 10-K filed on March 31, 2003, NRG Energy’s results of operations for the three and nine months ended September 30, 2002 have been restated to reflect the impairment of Somerset Power and Bayou Cove Peaking Power. The effect of these restatements are disclosed in Note 20.

1. Restructuring Activities

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

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary ( NRG Northeast) and certain NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003, NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (NRG PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan was November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast Generating LLC (NRG Northeast) and NRG South Central Generating LLC (NRG South Central) and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

     The Company is in the process of reconciling recorded prepetition liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process will be recorded as adjustments to prepetition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments.

2. Debtors’ Statements

     As stated above, NRG Energy and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on May 14, 2003, June 5, 2003, and August 19, 2003. As of the respective bankruptcy filing dates, the Debtors’ financial records were closed for the Prepetition Period. As required by SOP 90-7 “Financial Report by Entities in Reorganization under the Bankruptcy Code”, below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filings (the Debtors’ Statements). The Debtors’ Statements consist of the following entities: Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Berrians I Gas Turbine Power, LLC, Big Cajun II Unit 4 LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Louisiana Generating LLC, NRG Nelson Turbines LLC, LSP-Nelson Energy LLC, Middletown Power LLC, Montville Power LLC, Northeast Generation Holding LLC, Norwalk Power LLC, NRG Capital LLC, NRG

Central US LLC, NRG Eastern LLC, NRG Energy, Inc., NRG Finance Company I LLC, NRG McClain LLC, NRG New Roads Holdings LLC, NRG Northeast Generating LLC, NRG Power Marketing Inc., NRG South Central Generating LLC, NRGenerating Holdings No. 23 B.V., Oswego Harbor Power LLC, Somerset Power LLC, and South Central Generation Holding LLC. The Debtors’ Statements have been prepared on the same basis as NRG Energy’s Consolidated Financial Statements.

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

	For the	For the Period from
	three months ended	May 15, 2003 to
(In thousands)	September 30, 2003	September 30, 2003

Operating revenue	$335,344	$523,412
Operating costs and expenses	357,979	568,796
Restructuring professional fees and expenses	416,299	422,633

Operating loss	(438,934)	(468,017)
Equity in income (losses) of non-Debtor subsidiaries	170,959	(40,100)
Restructuring interest income	478	608
Other Expense	(16,608)	(12,340)

Pretax loss	(284,105)	(519,849)
Income tax (benefit) expense	(545)	621

Loss from continuing operations	(283,560)	(520,470)
Loss from discontinued operations, net of tax	(301)	(301)

Net loss	$(283,861)	$(520,771)

DEBTORS’ CONDENSED COMBINED BALANCE SHEET

(In thousands)	September 30, 2003

ASSETS
Cash	$66,288
Receivables, net	289,551
Receivables, non-Debtor affiliates	147,234
Current portion of notes receivable	493,681
Other current assets	699,297

Total current assets	1,696,051
Property, plant and equipment, net	2,260,644
Investment in non-Debtors	2,087,593
Notes receivable, less current portion	157,317
Other assets	346,595

Total assets	$6,548,200

LIABILITIES AND STOCKHOLDER’S DEFICIT
Other current liabilities	$140,584
Other long-term obligations	2,506
Liabilities subject to compromise	7,936,327
Total stockholder’s deficit	(1,531,217)

Total liabilities and stockholder’s deficit	$6,548,200

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the Period from
May 15, 2003 to
(In thousands)	September 30, 2003

Net cash provided by operating activities	$144,342
Net cash used by investing activities	(196,379)
Net cash used by financing activities	—

Net increase in cash and cash equivalents	(52,037)
Cash and cash equivalents at beginning of period	118,325

Cash and cash equivalents at end of period	$66,288

3. Discontinued Operations

     Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NRG Energy has classified and is accounting for certain of its assets as held-for-sale at September 30, 2003. SFAS No. 144 requires that assets held for sale be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions NRG Energy’s management considered projected cash flows, bids and offers related to those assets and businesses.

     Discontinued operations consist of the historical operations and net gains/losses related to our Crockett Cogeneration, Entrade, Killingholme, Csepel, Hsin Yu, Bulo Bulo, McClain, NEO Landfill Gas, Inc. (NLGI) and Timber Energy Resources, Inc. (TERI) projects that were sold or have met the required criteria for such classification pending final disposition. Sales of four of the projects closed during 2002 (Bulo Bulo, Csepel, Entrade and Crockett Cogeneration). One project, Killingholme, was sold in January 2003. During 2003, NRG Energy committed to a plan to sell McClain and closed on the sale of TERI. In addition, in May 2003 the project lender foreclosed on NRG Energy’s ownership interests in the wholly owned operating subsidiaries of NLGI.

     The financial results for all of these businesses have been accounted for as discontinued operations. Accordingly, operating results of 2003 and of prior periods have been restated to report the operations as discontinued.

     Summarized results of operations of the discontinued operations are presented in the following table. The three months ended September 2003 results of operations include the Hsin Yu, McClain, and TERI projects. The nine months ended September 2003 results of operations include the Killingholme, Hsin Yu, McClain, NLGI, and TERI projects. The three and nine months ended September 2002 results of operations include the Crockett Cogeneration, Entrade, Killingholme, Csepel, Hsin Yu, Bulo Bulo, McClain, NLGI, and TERI projects.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Operating revenue	$38,817	$224,075	$102,944	$629,344
Operating & other expenses	38,969	812,721	237,508	1,218,192

Pretax loss from operations of discontinued components	(152)	(588,646)	(134,564)	(588,848)
Income tax expense / (benefit)	328	(3,024)	(414)	(3,788)

Loss from operations of discontinued components	(480)	(585,622)	(134,150)	(585,060)
Disposal of discontinued components gain (loss) — net of income taxes	(624)	(836)	188,104	(10,510)

Net income (loss) on discontinued operations	(1,104)	$(586,458)	$53,954	$(595,570)

     The assets and liabilities of the discontinued operations are reported in the balance sheets as of September 30, 2003 as held for sale. The major classes of assets and liabilities held for sale by geographic area are presented in the following table. The North America segment includes the McClain project. The Asia Pacific segment includes the Hsin Yu project.

	Power Generation

	North	Asia
September 30, 2003	America	Pacific	Total

	(In thousands)
Cash	$201	$653	$854
Restricted cash	1,821	444	2,265
Receivables, net	412	16,572	16,984
Inventory	2,109	2,581	4,690
Prepaids and deposits	462	7,894	8,356
Other current assets	731	1,962	2,693

Current assets — discontinued operations	$5,736	$30,106	$35,842

PP&E, net	$159,176	$41,301	$200,477
Other non-current assets	2,687	10,290	12,977

Non-current assets — discontinued operations	$161,863	$51,591	$213,454

Current portion of long-term debt	$—	$86,546	$86,546
Accounts payable — trade	155	25,413	25,568
Other current liabilities	857	368	1,225

Current liabilities — discontinued operations	$1,012	$112,327	$113,339

Long-term debt	$—	$3,883	$3,883
Deferred income tax	—	4,909	4,909
Payable to contractors	—	4,389	4,389
Other accrued liabilities	—	4,400	4,400
Other non-current liabilities	—	5,192	5,192

Non-current liabilities — discontinued operations	$—	$22,773	$22,773

Financing debt — subject to compromise	$156,509	$—	$156,509
Other liabilities — subject to compromise	2,601	—	2,601

Liabilities — discontinued operations — subject to compromise	$159,110	$—	$159,110

The disclosure below has been updated to reflect discontinued components as of September 30, 2003. The North America segment includes the McClain project. The Europe segment includes the Killingholme projects. The Asia Pacific segment includes the Hsin Yu Project. The Alternative Energy segment includes the NLGI and TERI projects.

	Power Generation

	North		Asia
December 31, 2002	America	Europe	Pacific	Alt-Energy	Total

	(In thousands)
Cash	$3,111	$23,173	$736	$430	$27,450
Restricted cash	5,094	—	3	—	5,097
Receivables, net	7,857	19,869	3,315	269	31,310
Derivative instruments valuation	—	29,795	—	—	29,795
Other current assets	2,329	14,768	8,203	557	25,857

Current assets — discontinued operations	$18,391	$87,605	$12,257	$1,256	$119,509

PP&E, net	$265,236	$231,048	$43,496	$11,962	$551,742
Derivative instruments valuation	—	87,804	—	—	87,804
Other non-current assets	3,320	6,983	10,441	18,532	39,276

Non-current assets — discontinued operations	$268,556	$325,835	$53,937	$30,494	$678,822

Current portion of long-term debt	$157,288	$360,122	$85,534	$7,658	$610,602
Accounts payable — trade	5,362	35,310	15,457	859	56,988
Other current liabilities	6,426	16,054	596	3,798	26,874

Current liabilities — discontinued operations	$169,076	$411,486	$101,587	$12,315	$694,464

Long-term debt	$—	$—	$72	$—	$72
Deferred income tax	(1)	123,632	4,364	(2,102)	125,893
Derivative instruments valuation	—	12,302	—	—	12,302
Other non-current liabilities	16	—	13,947	217	14,180

Non-current liabilities — discontinued operations	$15	$135,934	$18,383	$(1,885)	$152,447

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

     Killingholme — During third quarter 2002 NRG Energy recorded an impairment charge of $477.9 million. In January 2003, NRG Energy completed the sale of its interest in the Killingholme project to its lenders for a nominal value and forgiveness of outstanding debt with a carrying value of approximately $360.1 million at December 31, 2002. The sale of NRG Energy’s interest in the Killingholme project and the release of debt obligations resulted in a gain on sale in the first quarter of 2003 of approximately $191.2 million. The gain results from the write-down of the project’s assets in the third quarter of 2002 below the carrying value of the related debt. NRG Energy accounted for the results of operations of Killingholme as part of its power generation segment within Europe.

     Hsin Yu — During the third quarter of 2002, NRG Energy committed to sell its ownership interest in Hsin Yu located in Taiwan and recorded an impairment charge of approximately $121.8 million for the project. NRG Energy owns 60% with one other party owning the remaining minority interest. NRG Energy was negotiating to sell its interest in the project to the minority owner for a nominal value plus assumption of its future funding obligations. As of July 4, 2003, the minority owners withdrew from the negotiation process. NRG Energy continues to pursue other sales alternatives. NRG Energy accounts for the results of operations of Hsin Yu as part of its power generation segment within Asia Pacific.

     NLGI — During 2002, NRG Energy recorded an impairment charge of $12.4 million related to subsidiaries of NLGI, an indirect wholly owned subsidiary of NRG Energy. The charge was based on a revised project outlook. During the quarter ended March 31, 2003, NRG Energy recorded impairment charges of $23.6 million related to subsidiaries of NLGI and a charge of $14.5 million to write off its 50% investment in Minnesota Methane, LLC. Through April 30, 2003, NRG Energy and NLGI failed to make certain payments causing a default under NLGI’s term loan agreements. In May 2003, the project lenders to the wholly-owned subsidiaries of NLGI and Minnesota Methane LLC foreclosed on NRG Energy’s membership interest in the NLGI subsidiaries and NRG Energy’s equity interest in Minnesota Methane LLC. There was no material gain or loss recognized as a result of the foreclosure.

     NRG Energy may be contingently liable for up to approximately $50 million of future tax-related payments through 2007 to the owners of NLGI. NRG Energy recorded a Section 29 tax credit obligation of approximately $6.5 million in connection with the foreclosure that represents the amount owed by NRG Energy for the tax credits generated by NLGI prior to the change in ownership. Additional obligations do not exist until the Section 29 tax credits are generated from ongoing operations and the new project owner is unable to utilize such credits.

     McClain — During second quarter of 2003, NRG reviewed the recoverability of its McClain assets pursuant to SFAS No. 144 and recorded an impairment charge of $101.8. In August 2003, NRG Energy announced that it had reached an agreement to sell its 77% interest in McClain Generating Station, a 520 MW combined-cycle, natural gas-fired facility located in Newcastle, Oklahoma to Oklahoma Gas & Electric Company. As part of the sales process, the project company NRG McClain LLC, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Upon completion, the sale will result in proceeds of approximately $160 million. No material gain or loss is expected on the sale.

     TERI — During 2002, NRG Energy recorded an impairment charge of $11.7 million based on a revised project outlook. In September 2003, NRG Energy completed the sale of its controlling interest in TERI, a biomass waste-fuel power plant located in Florida and a wood processing facility located in Georgia, to DG Telogia Power, LLC. The sale resulted in net proceeds of approximately $1.0 million and an additional net loss of approximately $0.6 million at closing.

4. Restructuring and Impairment Charges

     NRG Energy reviews the recoverability of its long-lived assets in accordance with the guidelines of SFAS No. 144. As a result of this review, NRG Energy recorded impairment charges of $6.0 million and $229.6 million for the three and nine months ended September 30, 2003, respectively and $2.5 billion for the three and nine months ended September 30, 2002, as shown in the table below.

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

     Restructuring and impairment charges from continuing operations included in operating expenses in the Consolidated Statement of Operations include the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Impairment charges	$5,958	$2,470,656	$229,564	$2,496,001
*Restructuring charges	416,992	17,090	491,487	37,669

Total	$422,950	$2,487,746	$721,051	$2,533,670

*	Includes Restructuring Professional Fees and Expense.

Impairment Charges

     Impairment charges included the following for the three months ended September 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

	(In thousands)
Arthur Kill Power, LLC	Terminated	$9,049	Projected cash flows
Langage (UK)	Sold	(3,091)	Realized gain upon sale

Total Impairment Charges		$5,958

     Impairment charges included the following for the nine months ended September 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

	(In thousands)
Devon Power LLC	Operating at a loss	$64,198	Projected cash flows
Middletown Power LLC	Operating at a loss	157,323	Projected cash flows
Arthur Kill Power, LLC	Terminated	9,049	Projected cash flows
Langage (UK)	Terminated	(3,091)	Realized gain
Other	Terminated	2,085

Total Impairment Charges		$229,564

Impairment charges included the following for the three months ended September 30, 2002:

Project Name	Project Status	Pre-tax Charge	Fair Value Basis

	(In thousands)
Nelson	Terminated	$619,768	Similar asset prices
Pike	Terminated in bankruptcy	528,654	Similar asset prices
Bourbonnais	Terminated	269,649	Similar asset prices
Meriden	On hold	180,318	Similar asset prices
Brazos Valley	Foreclosure	102,900	Projected cash flows
Kendall, Batesville & other expansion projects	Terminated	147,053	Similar asset prices
Langage (UK)	Terminated	43,828	Estimated market price
Turbines & other costs	Construction on hold	308,651	Similar asset prices
Audrain	Operating at a loss	66,142	Projected cash flows
Bayou Cove	Operating at a loss	126,528	Projected cash flows
Somerset	Operating at a loss	49,289	Projected cash flows
Other	Operating at a loss	27,876	Projected cash flows

Total Impairment Charges		$2,470,656

Impairment charges included the following for the nine months ended September 30, 2002:

Project Name	Project Status	Pre-tax Charge	Fair Value Basis

	(In thousands)
Nelson	Terminated	$619,768	Similar asset prices
Pike	Terminated	528,654	Similar asset prices
Bourbonnais	Terminated	269,649	Similar asset prices
Meriden	On hold	180,318	Similar asset prices
Brazos Valley	Foreclosure in process	102,900	Projected cash flows
Kendall, Batesville & other expansion projects	Terminated	147,053	Similar asset prices
Langage (UK)	Terminated	43,828	Estimated market price
Turbines & other costs	Construction on hold	308,651	Similar asset prices
Audrain	Operating at a loss	66,142	Projected cash flows
Bayou Cove	Operating at a loss	126,528	Projected cash flow
Somerset	Operating at a loss	49,289	Projected cash flow
Other	Operating at a loss	53,221	Projected cash flows

Total Impairment Charges		$2,496,001

     Connecticut Facilities — NRG Energy reviewed cash flow models for its Connecticut generating facilities at December 31, 2002. No impairment was required based on the pricing and cost recovery assumptions at December 31, 2002. On February 26, 2003 NRG Energy filed a proposed cost of service agreement for the following Connecticut facilities with the Federal Energy Regulatory Commission (FERC) Devon 11-14, Middletown station, Montville station, Norwalk Harbor station. On April 25, 2003, the FERC issued an order that rejected NRG Energy’s proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. FERC instead directed NRG Energy to recover its fixed and variable costs under interim bidding rules for generators located in constrained areas, the so-called Peaking Unit Safe Harbor (PUSH) mechanism. The PUSH bidding rules would apply to all of NRG Energy’s Connecticut facilities that filed the proposed cost of service agreements, with the exception of Middletown Units 2 and 3, until June 1, 2004. The following quick start facilities, located in Connecticut also have submitted PUSH bids that have been approved by FERC: Cos Cob, Franklin Drive, Branford and Torrington. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut, the Independent System Operator for New England (ISO-NE) and the New England Power Pool (NEPOOL), modify the New England market rules to establish and implement locational capacity or deliverability requirements no later than June 1, 2004. In late May and June 2003, ISO-NE revised its market pricing rules to facilitate FERC’s mandated PUSH mechanism, but has not yet proposed the market modifications required to implement locational capacity or deliverability requirements. In June 2003 NRG Energy filed for rehearing of several elements of FERC’s April 25, 2003 order. In response, on July 25, 2003, FERC re-affirmed the PUSH interim pricing mechanism.

     The existing RMR between ISO-NE and NRG Energy covering Devon 7 and 8 terminated on September 30, 2003. On October 2, 2003, NRG filed to extend the existing RMR agreements. A number of protests have been filed and FERC has yet to act on the request to extend the agreements.

     As a result of these regulatory developments and changing circumstances in the second quarter of 2003, NRG Energy updated the facilities’ cash flow models to incorporate changes to reflect the impact of the April 25, 2003 FERC’s orders on PUSH pricing, the pending termination of the RMR, and to update the estimated impact of future locational capacity or deliverability requirements. Based on these revised cash flow models, management determined that the new estimates of pricing and cost recovery levels were not projected to return sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, during the second quarter of 2003 NRG Energy recorded a $64.2 million and $157.3 million impairment at Devon Power LLC and Middletown Power LLC, respectively. NRG Energy accounts for the results of operations of the Connecticut Facilities as part of its power generation segment within North America.

     Langage (UK) — During the third quarter of 2002, NRG Energy reviewed the recoverability of its Langage assets pursuant to SFAS No. 144 and recorded a charge of $43.8 million. In August 2003 NRG Energy closed on the sale of Langage to Carlton Power Limited resulting in net cash proceeds of approximately $1.0 million and a net gain of approximately $3.1 million.

     Arthur Kill Power, LLC — During the third quarter of 2003 NRG Energy cancelled its plans to re-establish fuel oil capacity at its Arthur Kill plant. This resulted in a charge of approximately $9.0 million to write-off assets under development.

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and its operational projects were impaired during the third quarter of 2002 and should be written down to fair market value.

     Turbines — In October 2003, NRG Energy closed on the sale of three turbines and related equipment. During second quarter of 2002, NRG Energy recorded an impairment charge of $52.8 million related to these turbines. The sale resulted in net cash proceeds of $70.7 million and a gain of approximately $21.9 million.

Restructuring Charges

     NRG Energy incurred total restructuring charges of approximately $416.9 million and $491.5 million for the three and nine months ended September 30, 2003. NRG Energy incurred total restructuring costs of approximately $17.1 million and $37.7 million for the three and nine months ended September 30, 2002. These charges are discussed in the following paragraphs.

     NRG Energy incurred approximately $21.0 million and $62.2 million of restructuring costs for the three and nine months ended September 30, 2003, respectively. NRG Energy incurred approximately $17.1 and $37.7 million of restructuring costs for the same periods in 2002. These costs consist of employee separation costs and advisor fees.

     Severance accruals have been recorded based on certain contractual agreements and benefits offered by NRG Energy to its employees. Severance costs have been recognized for only those employees who have been terminated as of September 30, 2003. The severance accrual was $1.9 million and $18.4 million as of September 30, 2003 and December 31, 2002, respectively. During the second quarter of 2003, a settlement agreement was reached with former NRG Energy executives resulting in a lower severance cost than previously recorded. As a result, approximately $8.4 million was reversed out of the severance accrual into income during the second quarter of 2003.

     Brazos Valley — In January 2003, the project lenders foreclosed on NRG Energy’s ownership interests in NRG Brazos Valley GP, LLC, NRG Brazos Valley LP, LLC, NRG Brazos Valley Technology LP, LLC and NRG Brazos Valley Energy, LP, and the lenders thereby acquired all of the assets of the Brazos Valley project, a 633 MW project under construction near Houston, TX. NRG Energy agreed to the consensual foreclosure of the companies including a possible obligation of approximately $75.0 million under a contingent equity agreement if the project assets were not sufficient to cover the outstanding obligations to the lender. As of December 31, 2002, NRG Energy recorded approximately $24.0 million for the potential obligation to infuse additional amounts of capital to fund a debt service reserve account (approximately $10.0 million) and the potential obligation to satisfy a contingent equity agreement. The consensual foreclosure in the first quarter of 2003 resulted in a pre-tax gain on sale of approximately $20.0 million. This gain resulted from the debt extinguishment. The gain was offset in full by the recognition of an additional $20.0 million obligation to satisfy the contingent equity agreement, resulting in a contingent equity total obligation recorded of approximately $34.0 million as of March 31, 2003. In June 2003, the lenders entered into a sales agreement whereby they agreed to sell the Brazos Valley project to a third party for a lower sale price then originally estimated. As a result of the lower sales price, in the second quarter of 2003, NRG Energy recorded an additional $42.0 million of contingent equity obligation, which is included in restructuring charges. As of September 30, 2003, approximately $76.0 million of contingent equity obligation was recorded.

     FirstEnergy — During the third quarter of 2003, NRG Energy recorded $396.0 million in connection with the resolution of the FirstEnergy Arbitration Claim. As a result of this resolution, FirstEnergy will retain ownership of the Lake Plant Assets and will receive an allowed general unsecured claim of $396 million under NRG Energy’s Plan of Reorganization submitted to the Bankruptcy Court. In accordance with SOP 90-7, this amount is recorded on the balance sheet as a prepetition liability.

5. Write Downs and (Gains) Losses on Sales of Equity Method Investments

     Write downs and (gains) losses on sales of equity method investments recorded in operating expenses in the consolidated statement of operations includes the following:

	(Income)/Loss	(Income)/Loss	(Income)/Loss	(Income)/Loss
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

NEO Corporation — Minnesota Methane	$—	$—	$12,257	$5,678
Kondapalli	—	—	(519)	—
ECKG	—	—	(2,869)	—
Loy Yang	—	53,590	139,972	53,590
Mustang	(12,310)		(12,124)
Energy Development Limited (EDL)		14,287		14,287
Sabine River Works		49,392		49,392
Mt. Poso		600		600
Collinsville Power Station	—	—	—	4,168

Total write downs and (gains) losses of equity method investments	$(12,310)	$117,869	$136,717	$127,715

     NEO Corporation — Minnesota Methane — NRG Energy recorded an impairment charge of $5.6 million during the second quarter of 2002 to write-down its 50% investment in Minnesota Methane. NRG Energy recorded an additional impairment charge of $14.5 million during the first quarter of 2003. These charges were related to revised project outlook and management’s belief that the decline in fair value was other than temporary. Through April 30, 2003, NRG Energy and NEO Landfill Gas, Inc. failed to make certain payments causing a default under NEO Landfill Gas, Inc.’s term loan agreements. In May 2003, the project lenders to the wholly-owned subsidiaries of NEO Landfill Gas, Inc. and Minnesota Methane LLC foreclosed on NRG Energy’s membership interest in the NEO Landfill Gas Inc. subsidiaries and NRG Energy’s equity interest in Minnesota Methane LLC. Upon completion of the foreclosure, NRG Energy recorded a gain of $2.2 million. This gain resulted from the release of certain obligations. NRG Energy accounts for the results of operations of NEO Corporation — Minnesota Methane as part of its power generation segment within Alternative Energy.

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

     ECKG — In September 2002, NRG Energy announced that it had reached agreement to sell its 44.5% interest in the ECKG power station in connection with its Csepel power generating facilities, and its interest in Entrade, an electricity trading business, to Atel, an independent energy group headquartered in Switzerland. The transaction closed in January 2003 and resulted in cash proceeds of $65.3 million and a net loss of less than $1.0 million. In accordance with the purchase agreement, NRG Energy was to receive additional consideration if Atel purchased shares held by NRG Energy’s partner. During the second quarter of 2003, NRG Energy received approximately $3.7 million of additional consideration. NRG Energy accounted for the results of operations of its investment in ECKG as part of its power generation segment within the Europe Region.

     Loy Yang — Based on a third party market valuation and bids received in response to marketing Loy Yang for possible sale, NRG Energy recorded a write down of its investment of approximately $111.4 million during 2002 ($53.6 during the third quarter and an additional $57.8 million during the fourth quarter). This write-down reflected management’s belief that the decline in fair value of the investment was other than temporary. Accumulated other comprehensive loss at December 31, 2002 included foreign currency translation losses of approximately $76.7 million related to Loy Yang. The foreign currency translation losses were to remain as a component of accumulated other comprehensive loss until completion of the sale as required by FASB Statement No. 52 “Foreign Currency Translation” (FASB No. 52).

     In May 2003, NRG Energy and it partners entered into negotiations that culminated in the completion of a Share Purchase Agreement to sell 100% of the Loy Yang project. Completion of the sale is subject to various conditions. Upon completion, the sale will result in proceeds of approximately $25.0 million to $31.0 million to NRG Energy. Consequently, NRG Energy recorded an additional impairment charge of approximately $140.0 million during the quarter ended June 30, 2003, which includes a charge of approximately $61.0 million of foreign currency translation losses related to the investment in Loy Yang in accordance with EITF Issue No 01-05 “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that will be Disposed of.” In accordance with FASB No. 52, accumulated other comprehensive loss at June 30, 2003 included foreign currency translation losses of approximately $61.0 million related to Loy Yang. NRG Energy accounts for the results of operations of its investment in Loy Yang as part of its power generation segment within the Asia Pacific region.

     Mustang Station — On July 7, 2003, NRG Energy completed the sale of its 50% interest in Mustang Station, a 483 MW gas-fired combined cycle power generating plant located in Denver City, Texas, to EIF Mustang Holdings I, LLC. The sale resulted in net cash proceeds of approximately $13.3 million and a net gain of approximately $12.1 million.

     Energy Development Limited — On July 25, 2002, NRG Energy announced it had completed the sale of its ownership interests in an Australian energy company, Energy Development Limited (EDL). EDL is a listed Australian energy company engaged in the development and management of an international portfolio of projects with a particular focus on renewable and waste fuels. In October 2002, NRG Energy received proceeds of $78.5 million (AUS), or approximately $43.9 million (U.S.), in exchange for its ownership interest in EDL with the closing of the transaction. During the third quarter of 2002, NRG Energy recorded a write-down of the investment of approximately $14.3 million to write down the carrying value of its equity investment due to the pending sale. NRG Energy accounted for the results of operations of its investment in EDL as part of its power generation segment within the Asia Pacific region.

     Sabine River — In September 2002, NRG Energy agreed to transfer its indirect 50% interest in SRW Cogeneration LP (SRW) to its partner in SRW, Conoco, Inc. in consideration for Conoco’s agreement to terminate or assume all of the obligations of NRG Energy in relation to SRW. SRW owns a cogeneration facility in Orange County, Texas. NRG Energy recorded a charge of approximately $49.4 million during the quarter ended September 30, 2002 to write down the carrying value of its investment due to the pending sale. The transaction closed on November 5, 2002. NRG Energy accounted for the results of operations of its investment in SRW as part of its power generation segment within North America.

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

6. Income Taxes

     The income tax provision for the nine months ended September 30, 2003 has been recorded on the basis that NRG Energy and each of its subsidiaries will file separate federal income tax returns. The income tax provision for the nine months ended September 30, 2002 has been recorded on the basis that NRG Energy and its subsidiaries filed a consolidated federal income tax return for the period January 1 through June 3, 2002, and NRG Energy and each of its subsidiaries filed separate federal income tax returns for the remainder of 2002.

     Following Xcel Energy’s acquisition of NRG Energy’s public shares on June 3, 2002, Xcel Energy decided not to include NRG Energy in its consolidated federal income tax return. Consequently, NRG Energy and each of its subsidiaries are required to file separate federal income tax returns.

     For the nine months ended September 30, 2003 income tax expense on continuing operations was $44.9 million compared to a tax benefit of $150.8 million for the same period in 2002. The tax expense for the nine months ended September 30, 2003 includes $36.1 million and $8.8 million of U.S. and foreign taxes, respectively. During 2003, an additional valuation allowance of $33 million was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a disregarded entity for federal income tax purposes. Subsequent to the conversion, NRG West Coast will no longer be taxed as an entity separate from NRG Energy. This conversion was completed to reduce current tax payments for 2003.

     The tax benefit for the nine months ended September 30, 2002 resulted from the recognition of deferred tax assets related to asset impairments recorded for financial reporting purposes. It is uncertain if NRG Energy will be able to fully realize tax benefits on net operating losses and deferred tax assets. Consequently, a valuation allowance was recorded against the deferred tax assets for net operating loss carryforwards and for other deferred tax assets in excess of previously-recognized deferred tax liabilities.

     The effective income tax rate for the periods ended September 30, 2003 and September 30, 2002 differs from the statutory federal income tax rate of 35% primarily due to limitation on tax benefits and lower foreign statutory rates.

     As of September 30, 2003, NRG Energy provided a valuation allowance of approximately $701.6 million to account for potential limitations on utilization of U.S. and Foreign net operating loss carryforwards compared to a valuation allowance of $281.8 for the same period in 2002. The net operating loss carryforwards expire between 2003 and 2021. NRG Energy also provided a valuation allowance for other U.S. and Foreign deferred income tax assets of approximately $846.7 million for the period ending September 30, 2003 compared to $402.7 million for the same period in 2002.

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

West Coast Power LLC Summarized Financial Information

     The following table summarizes financial information for West Coast Power LLC, including interests owned by NRG Energy and other parties for the periods shown below:

Results of Operations

	Three Months	Three Months	For the Nine	For the Nine
	Ended	Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2003	2002	2003	2002

Operating revenues	$308	$288	$834	$688
Operating income	$67	$38	$204	$119
Net income (pre-tax)	$74	$24	$205	$98

Financial Position

	September 30,	December 31,
(In millions)	2003	2002

Current assets	$236	$255
Other assets	497	532

Total assets	$733	$787

Current liabilities	$54	$112
Other liabilities	—	34
Equity	679	641

Total liabilities and equity	$733	$787

8. Short Term Debt and Long Term Debt

     As of September 30, 2003, NRG Energy has failed to make scheduled payments of interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and its subsidiaries. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default on approximately $1.2 billion of cash collateral obligations principally to fund a $842.5 million guarantee associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects, and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations until its restructuring plan is approved and emerges from bankruptcy, because it does not have sufficient funds to meet such debt and other obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept the reorganization plan that NRG Energy will submitted for approval as part of its Chapter 11 reorganization. See Note 1 for discussion of NRG Energy’s restructuring efforts.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified its corporate level debt as a prepetition obligation subject to compromise and has ceased recording accrued interest as it is not probable of being paid. The contractual interest requirement for such corporate level debt is $78.4 million and $118.6 million for the three months ended September 30, 2003, and for the period May 14, 2003 (the date of the bankruptcy petition) to September 30, 2003, respectively.

NRG Energy Bank Debt

     NRG Energy has a $1.0 billion unsecured 364-day revolving line of credit. As of September 30, 2003 the outstanding balance was $1.0 billion, unchanged from the December 31, 2002 balance. As of September 30 2003, the interest rate on such outstanding advances was 7.0% plus a 0.5% facility fee per year. The credit facility matured fully drawn on March 7, 2003. NRG Energy failed to make a first-quarter payment of $19.3 million, failed to make a second quarter payment of $18.0 million and failed to make a third quarter payment of $18.9 million relating to interest and fees on the facility.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the revolving line of credit as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. Contractual interest requirement for the revolving line of credit is $18.9 million and $28.6 million for the three months ended September 30, 2003, and for the period May 14, 2003 (the date of the bankruptcy petition) to September 30, 2003, respectively.

     NRG Energy has in place a syndicated letter of credit facility that contains terms, conditions and covenants that are substantially the same as those in NRG Energy’s $1.0 billion 364-day revolving line of credit. The original amount of the letter of credit facility was $125 million, but the amount has been reduced to the amount outstanding. NRG Energy had $103.0 million and $110.7 million in outstanding letters of credit under the facility as of September 30, 2003 and December 31, 2002, respectively. Of the $103.0 million outstanding at September 30, 2003, $88.8 million was in the form of standby letters of credit, and $14.2 million was drawn.

Debtor-in-Possession Facility

     NRG Energy and certain of its subsidiaries have negotiated a Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement (the DIP Agreement) with General Electric Capital Corporation (GECC), which was executed following the filing of the petition in NRG Energy’s Chapter 11 bankruptcy case. Under the DIP Agreement, GECC has agreed to make up to $250 million (the DIP Facility) available for working capital and general corporate needs of the debtors that comprise NRG’s Northeast generating facilities (the DIP Borrowers). The DIP Facility is secured by a first priority lien on substantially all of the assets of and equity interest in the DIP Borrowers, plus the assets of Power Marketing, Inc. that relate to the revenues of the DIP Borrowers.

     The DIP Facility bears an interest rate of 2.00% over the prime rate or 3.50% over the LIBOR rate and is currently set to expire on May 13, 2004. NRG Energy does not currently anticipate that it will seek to extend the DIP Facility beyond May 13, 2004. However, should the DIP Facility be extended for more than one year, approval of such financing by New York Public Service Commission will be required as certain NRG Energy assets securing the loan are located in New York. Should such approval be necessary, NRG Energy intends to make a timely application for the approval.

     The amount available under the DIP Facility may vary from time to time, depending on valuations of the collateral securing the DIP Facility and GECC’s right to set aside certain reserves. The DIP Facility currently permits the DIP Borrowers to borrow up to $210 million. The total availability may increase to $250 million upon the occurrence of certain subsequent events. A final order approving the DIP Facility was entered by the Bankruptcy Court on July 24, 2003. Such order provides, among other things, that the borrowers may not use DIP funds or cash collateral to make disbursements to, or for the benefit of the Connecticut Light and Power Company, unless further agreed to by GECC, the DIP lender, the Official Committee of Unsecured Creditors of NRG Energy, Inc. et al. and the informal committee of holders of the three series of Senior Secured Bonds issued by NRG Northeast Generating LLC, or further order of the Bankruptcy Court

     As of September 30, 2003, there was no amount outstanding under the DIP Facility. As of September 30, 2003, under the DIP Facility, the Company paid a facility fee of approximately $0.9 million. In addition, the Company pays a commitment fee based on utilization of the facility of between 0.5% and 1.0% of the unused commitments of $210.0 million.

     The DIP Facility contains covenants which restrict mergers and acquisitions, the incurrence of additional debt, the creation of liens, sale of stock and assets, sale-leasebacks, cancellation of indebtedness constituting collateral or subordinated debt, restricted payments, speculative transactions, maximum annual capital expenditures and minimum quarterly earnings as outlined in the DIP Agreement.

     In addition, the DIP Facility includes the following reporting covenants: provide monthly financial statements and operating reports within 30 days, provide quarterly financial statements and operating reports within 45 days, provide annual audited financial statements within 90 days of the end of the Company’s fiscal year; provide an operating plan within 30 days of the fiscal year end, provide management letter and notices described in the DIP Agreement when available or as reasonably requested by the DIP Lenders.

Senior Notes

     Between 1996 and 2001, NRG Energy issued the following series of senior notes: $125 million of 7.625% senior notes due February 1, 2006; $250 million of 7.5% senior notes due June 15, 2007; $300 million of 7.5% senior notes due June 1, 2009; $350 million of 8.25% senior notes due September 15, 2010; $350 million of 7.75% senior notes due April 1, 2011; $500 million of 8.625% senior notes due April 1, 2031; $340 million of 6.75% senior notes due July 15, 2006; and £160 million of 7.97% senior reset notes due March 15, 2020. The entire principal amount issued for each note was outstanding as of September 30, 2003 and December 31, 2002, respectively.

     During the third quarter of 2003, NRG failed to make a $11.5 million interest payment due on July 15, 2003 on $340 million of 6.75% senior notes maturing July 15, 2006; a $4.8 million interest payment due on August 1, 2003, on $125 million of 7.625% senior notes maturing on February 1, 2006; a $4.7 million interest payment due August 16, 2003 on $287.5 million of 6.5% senior debentures maturing on May 16, 2004; a $10.9 million interest payment due on September 15, 2003, on £160 million of 7.97% Remarketable or Redeemable securities maturing March 15, 2005; and a $14.4 million interest payment due on September 15, 2003 on $350 million 8.250% senior notes maturing on September 15, 2010.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the senior notes as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. The contractual interest requirements for the Senior notes is $49.3 million and $74.4 million for the three months ended September 30, 2003, and for the period May 14, 2003 (the date of the bankruptcy petition) to September 30, 2003, respectively.

Remarketable or Redeemable Securities

     On November 8, 1999, NRG Energy issued $240 million of 8.0% Remarketable or Redeemable Securities due November 1, 2013. The outstanding principal amount was $240 million as of both September 30, 2003 and December 31, 2002.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the remarketable or redeemable securities as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. The contractual interest requirements for the remarketable or redeemable securities is $4.8 million and $7.4 million for the three months ended September 30, 2003, and for the period May 14, 2003 (the date of the bankruptcy petition) to September 30, 2003.

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

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     As of both September 30, 2003 and December 31, 2002, the outstanding principal amount of the senior debentures was $287.5 million. Pursuant to an order of the Bankruptcy Court dated July 16, 2003, NRG Energy was directed to instruct the collateral agent to release the debentures pledged in connection with the NRZs.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the Equity Units outstanding amount as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. The contractual interest requirement for the Equity Units is $4.7 million and $7.2 million for the three months ended September 30, 2003, and for the period May 14, 2003 (the date of the bankruptcy petition) to September 30, 2003, respectively.

Project Debt Defaults

     In May 2001, NRG Energy’s indirect wholly-owned subsidiary, NRG Finance Company I LLC, entered into a $2 billion revolving credit facility. As of September 30, 2003, the outstanding amount under this facility was $1.1 billion, unchanged from December 31, 2002. As of September 30, 2003, the interest rate on such outstanding advances was 6.85% per year.

     As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the revolving credit facility as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable of being paid. Contractual interest requirement for the revolving credit facility is $18.9 million and $28.6 million for the three months ended September 30, 2003, and for the period May 14, 2003 (the date of the bankruptcy petition) to September 30, 2003, respectively.

     As part of NRG Energy’s acquisition of the LS Power assets in January 2001, NRG Energy, through its indirect wholly owned subsidiary, LSP Kendall Energy LLC, acquired a $554.2 million credit facility. The facility is non-recourse to NRG Energy and consists of a construction and term loan, working capital and letter of credit facility. As of September 30, 2003 and December 31, 2002, there were borrowings totaling approximately $489.2 million and $495.8 million, respectively, outstanding. The facility’s interest rate was 2.49% as of September 30, 2003.

     On November 28, 2001, NRG McClain LLC entered into a credit agreement with Westdeutsche Landesbank Girozentrale, New York Branch and various other lending institutions for a $181.0 million secured term loan (the McClain Secured Term Loan) and an $8.0 million working capital facility. As of September 30, 2003 and December 31, 2002, the outstanding amount under this facility was $156.5 million and $157.3 million, respectively. As of September 30, 2003, the interest rate on such outstanding borrowings was 4.5%. On August 19, 2003, NRG announced an agreement to sell its interest in McClain to Oklahoma Gas and Electric Company.

     In June 2002, NRG Peaker Finance Company LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG Energy, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds due 2019. The bonds bear interest at a floating rate equal to three-months USD-LIBOR — BBA plus 1.07%. NRG Peaker entered into an interest rate swap by which NRG Peaker pays a fixed rate of 6.667% through the final maturity of the bonds. As of September 30, 2003 the outstanding amount on this facility was $319.4 million, unchanged from December 31, 2002. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the debt issued by NRG Peaker, rendering the debt immediately due and payable.

     On September 18, 2003, NRG Energy, NRG Peaker and certain other affiliated entities entered into a Restructuring Agreement with XL Capital Assurance providing, among other things, NRG Energy will post a Letter of Credit for the benefit of the secured parties in the peaker financing in an amount equal to the termination payment (plus interest) under NRG Energy’s contingent guarantee multiplied by the percentage recovery for such secured parties’ creditor class in the NRG Energy bankruptcy. The Letter of Credit will be drawn down to pay the principal and interest payments on the bonds to the extent net revenues from the peaker projects are insufficient to make such payments. Pursuant to the terms of the Restructuring Agreement, all defaults arising under the original financing shall either be cured or waived by XL Capital Assurance and each of the parties to the Restructuring Agreement will provide mutual releases. The Restructuring Agreement will allow the peaker projects to continue their operations without interruption.

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

     NRG Energy is directly liable for the obligations of certain of its project affiliates and other subsidiaries pursuant to guarantees relating to certain of their indebtedness, equity and operating obligations. As of September 30, 2003, NRG Energy had extended approximately 39 guarantees, which are listed below. For 25 of these 39 guarantees, the maximum exposure can be quantified, and totals approximately $800 million. The maximum exposure under the remaining 14 guarantees is indeterminate.

     In connection with the purchase and sale of fuel, emission credits and power generation products to and from third parties with respect to the operation of some of NRG Energy’s generation facilities in the United States, NRG Energy may be required to guarantee a portion of the obligations of certain of its subsidiaries. For these purposes, NRG Energy, Inc. guarantees the obligations of its wholly owned subsidiary, NRG Power Marketing, Inc (NRG PMI). As of September 30, 2003, NRG Energy guarantees of NRG PMI obligations to approximately 23 counter-parties totaled approximately $154 million.

     As a result of the downgrades of NRG Energy’s unsecured debt ratings, NRG Energy has been required to post cash collateral with respect to 11 separate transactions. The cash collateral requirement for the 11 transactions totals approximately $1.2 billion. NRG Energy’s cash collateral obligations are listed below. As of September 30, 2003, NRG Energy has been unable to provide any of the required cash collateral.

     NRG Energy’s obligations pursuant to its guarantees of the performance, equity and indebtedness obligations of its subsidiaries are summarized as follows:

NRG Energy, Inc.’s Guarantee and Cash Collateral Obligations as of September 30, 2003
(includes only quantifiable amounts)

Description	September 30, 2003

(In thousands)
Guarantees of subsidiaries	$799,636
Guarantees of NRG PMI obligations	154,295
Cash collateral calls	1,177,545

Total guarantees	$2,131,476

     As of September 30, 2003, the nature and details of NRG Energy’s subsidiary guarantees, excluding guarantees of NRG PMI obligations and cash collateral calls were as follows:

NRG Energy Inc. Guarantee Obligations as of September 30, 2003

	Guarantee/Maximum
	Exposure (In
Project/Subsidiary	thousands)	Nature of Guarantee	Expiration Date	Triggering Event

Able Acquisition Co. (First Energy Acquisition)	Indeterminate	Performance Under Asset Sales Agreement	None stated	Non-performance
Astoria/Arthur Kill	Indeterminate	Performance Under Swaption Agreement	None stated	Non-performance
Audrain	Indeterminate	Payment Obligations of Municipal Bonds	December 1, 2023	Non-payment
Bourbonnais/Hardee	$44,125	Turbine Purchase Obligation	October 1, 2007	Non-performance
Brazos Valley	$7,600	Interconnection Agreement Obligation	Upon Completion of the Interconnect	Non-performance of Subsidiary Obligations
Bulo Bulo	$8,000	Obligations Under Share Purchase Agreement	December 1, 2007	Non-performance of Subsidiary Obligations
Cahua S.A.	$5,258	Obligations Under Three Separate Credit Agreement	Undetermined	Default Under Terms of Credit Agreement
CL&P SOS	$37,000	Obligation Under Standard Offer Service Agreement	December 2003	Non-performance
Csepel	$50,000	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
ECKG	$22,250	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
Elk River/Newport	$25,790	Obligation Under Bond Arrangement with NSP	Undetermined	Non-payment of Affiliate Obligation
Enfield	$3,751	Guarantee of Debt Service Reserve Amount	December 13, 2007	Non-performance of Subsidiary Obligations
Entrade	$8,000	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
Flinders	$8,257	Fund Superannuation (pension) reserve	September 8, 2012	Credit Agreement default
Flinders	$47,691	Debt service reserve guarantee	September 8, 2012	Credit Agreement default
Flinders	$51,098	Plant Removal and Site Remediation Obligation	Undetermined, at end of site lease	Non-performance
Flinders	$50,144	Guarantee of Employee Separation Benefits	None stated	Non-payment
Flinders (Flinders Osborne Trading)	$173,422	Guarantee of Obligation to Purchase Gas	None stated	Non-payment
Flinders (Flinders Osborne Trading)	Indeterminate	Indemnification of Government Entity for Payment for Power and Fuel	Fourth Quarter 2018	Non-payment
Gladstone	$21,923	Payment of Penalties in the Event of an Extraordinary Operational Breach	None stated	Non-performance
Gladstone	Indeterminate	Obligations Under Credit Agreement	March 31, 2009	Non-performance
Hsin Yu	$34,460	Obligations Under Share Purchase Agreement	None stated	Non-performance
Ilion	$13,200	Lease Payments	March 25, 2011	Non-payment
Killingholme	$134,087	Guarantees and Indemnifications Associated with Purchase of the Project	November 1, 2006	Credit Agreement default
NRG McClain LLC	Indeterminate	Payments Due Under Turbine Service Agreement	2015	Cancellation of turbine Service Agreement
MIBRAG	Indeterminate	Guarantee of Share Purchase Agreement	None stated	Non-performance

Mid-Atlantic (Conectiv)	$2,400	Site Remediation Obligation	None stated	Non-performance
LSP Nelson LLC	$30,670	Obligation to Fund Liquidated Damages no Paid by EPC Contractor	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Nelson LLC	Indeterminate	Payment of Cost Overruns Caused by Force Majeur During Construction	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
NEO California Power LLC	$10,206	Guarantee of Power Delivery Obligations	None stated	Non-performance
NRG Finance Co.	Indeterminate	Interest Payments to Lenders if Borrower has Insufficient Funds to Pay Current Interest	May 8, 2006 (Expiration of Construction Revolver) May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Pike Energy LLC	$8,800	Liquidated Damages	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Pike Energy LLC	Indeterminate	Guarantee of Performance of EPC Contractor	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Pike Energy LLC	Indeterminate	Guarantee of Payment of Cost Overruns	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Pike Energy LLC	Indeterminate	Guarantee of Payments for Cost Overruns Under the Water Plan	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
Saguaro	$754	Guarantee of Tax Indemnity Payments	Undetermined	Non-payment
SLAP I	Indeterminate	Guarantee of Subscription Agreement in Favor of Scudder Latin American Power I-P LDC & I-C LDC	None stated	Non-performance
West Coast LLC	$750	Guarantee of Environmental Clean Up Costs Continuing Obligations Under Asset	None stated	Non-performance
West Coast LLC(CP I)	Indeterminate	Sales Agreement and Related Contracts (shared with Dynegy)	None stated	Non-performance

NRG Energy, Inc.’s Cash Collateral Obligations as of September 30, 2003

	Cash Collateral
Project/Subsidiary	Amount (In thousands)	Nature of Collateral Call	Expiration Date	Triggering Event

Brazos Valley	$75,527	Equity Infusion	December 1, 2006	Non-payment
Killingholme	$24,160	Debt Service Reserve Guarantee	None Stated	Non-payment
McClain LLC	$4,589	Debt service reserve guarantee	November 1, 2006	Credit Agreement default
Mid-Atlantic (Conectiv)	$23,163	Debt service reserve guarantee	November 13, 2005	Credit Agreement default
Northeast Generating LLC(*)	$39,423	Debt service reserve guarantee	2004, 2015, 2024 Upon Bond Repayments	Credit Agreement default
NRG Finance Company I LLC	$842,500	Obligation to Make Equity Infusion	None stated	Non-payment
Peaker Finance Co	$34,500	Penalty for Early Termination	June 18, 2019	Non-performance
Peaker Finance Co	$30,380	Shortfall in Revenue	June 18, 2019	Non-performance
Peaker Finance Co	$6,500	Late Completion of a Project	December 31, 2003	Non-performance
South Central Generating LLC(**)	$40,203	Fund Debt Service Reserve in the Event of Payment Default	2016 and 2024 Upon Bond Repayment	Credit Agreement default
NRG Turbines LLC	$56,600	If Insufficient Funds in Construction Revolver, NRG Energy Must Fund all Remaining Turbine Payments	May 8, 2006 (Expiration of Construction Revolver)	Credit Agreement default

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

10. Segment Reporting

     NRG Energy conducts its business within six segments: Independent Power Generation in North America, Europe, Asia Pacific and Other Americas regions, Alternative Energy and Thermal projects. These segments are distinct components of NRG Energy with separate operating results and management structures in place. The “Other” category includes operations that do not meet the threshold for separate disclosure and corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the Three Months Ended September 30, 2003
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$450,219	$32,462	$48,170	$19,397
Equity in earnings/(losses) of unconsolidated affiliates	46,225	8,181	8,407	593

Total operating revenues and equity earnings	496,444	40,643	56,577	19,990

Write downs and (gains)/losses on equity method investments	(12,310)	—	—	—
Restructuring professional fees and expenses	1,266	—	—	—
Restructuring and impairment charges	8,622	(3,311)	(685)	906
Net Income (Loss) from continuing operations	67,070	19,623	9,732	2,616
Net Income (Loss) from discontinued operations	(1,084)	1	604	—
Net Income (Loss)	65,986	19,624	10,336	2,616
Balance Sheet
Total assets	$6,990,454	$757,483	$846,416	$504,289

	For the Three Months Ended September 30, 2003

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$30,076	$26,981	$704	$608,009
Equity in earnings/(losses) of unconsolidated affiliates	330	—	(464)	63,272

Total operating revenues and equity earnings	30,406	26,981	240	671,281

Write downs and (gains)/losses on equity method investments	—	—	—	(12,310)
Restructuring professional fees and expenses	—	—	415,432	416,698
Restructuring and impairment charges	(1)	—	721	6,252
Net Income (Loss) from continuing operations	4,504	1,889	(389,124)	(283,690)
Net Income (Loss) from discontinued operations	(625)	—	—	(1,104)
Net Income (Loss)	3,879	1,889	(389,124)	(284,794)
Balance Sheet
Total assets	$126,483	$275,029	$674,618	$10,174,772

	For the Three Months Ended September 30, 2002
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$486,444	$27,943	$39,067	$13,790
Equity in earnings / (losses) of unconsolidated affiliates	29,813	628	8,217	248

Total operating revenues and equity earnings	516,257	28,571	47,284	14,038

Write downs and (gains)/losses on equity method investments	49,992	—	67,877	—
Restructuring and impairment charges	2,068,740	43,628	(1,476)	147
Net Income (Loss) from continuing operations	(1,874,229)	(42,440)	(58,192)	2,955
Net Income (Loss) from discontinued operations	(458)	(478,916)	(100,248)	(36)
Net Income (Loss)	(1,874,687)	(521,356)	(158,440)	2,919
Balance Sheet
Total assets	$7,068,073	$1,277,484	$850,868	$498,574

	For the Three Months Ended September 30, 2002

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$34,423	$26,185	$(500)	$627,352
Equity in earnings / (losses) of unconsolidated affiliates	(13,574)	—	588	25,920

Total operating revenues and equity earnings	20,849	26,185	88	653,272

Write downs and (gains)/losses on equity method investments	—	—	—	117,869
Restructuring and impairment charges	260	47	376,400	2,487,746
Net Income (Loss) from continuing operations	(21,193)	1,942	(477,779)	(2,468,936)
Net Income (Loss) from discontinued operations	(6,800)	—	—	(586,458)
Net Income (Loss)	(27,993)	1,942	(477,779)	(3,055,394)
Balance Sheet
Total assets	$149,813	$259,196	$1,584,405	$11,688,413

	For the Nine Months Ended September 30, 2003
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$1,171,718	$96,318	$131,186	$57,006
Equity in earnings / (losses) of Unconsolidated affiliates	114,811	23,641	17,232	2,162

Total operating revenues and equity earnings	1,286,529	119,959	148,418	59,168

Write downs and (gains)/losses on equity method investments	(12,124)	(2,870)	139,454	—
Restructuring professional fees and expenses	2,718	—	—	—
Restructuring and impairment charges	236,497	(7,510)	1,027	97
Net Income (Loss) from continuing operations	(277,401)	51,148	(127,122)	7,502
Net Income (Loss) from discontinued operations	(109,810)	200,069	2,678	—
Net Income (Loss)	(387,211)	251,217	(124,444)	7,502

	For the Nine Months Ended September 30, 2003

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$68,352	$87,669	$4,620	$1,616,869
Equity in earnings / (losses) of Unconsolidated affiliates	(1,047)	—	(1,041)	155,758

Total operating revenues and equity earnings	67,305	87,669	3,579	1,772,627

Write downs and (gains)/losses on equity method investments	12,257	—	—	136,717
Restructuring professional fees and expenses	—	—	420,314	423,032
Restructuring and impairment charges	(1)	16	67,893	298,019
Net Income (Loss) from continuing operations	(5,955)	8,615	(616,568)	(959,781)
Net Income (Loss) from discontinued operations	(23,322)	—	(15,661)	53,954
Net Income (Loss)	(29,277)	8,615	(632,229)	(905,827)

	For the Nine Months Ended September 30, 2002
	POWER GENERATION

	NORTH		ASIA	OTHER
(In thousands)	AMERICA	EUROPE	PACIFIC	AMERICAS

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$1,174,645	$77,071	$137,611	$44,864
Equity in earnings / (losses) of unconsolidated affiliates	72,763	10,845	18,303	607

Total operating revenues and equity earnings	1,247,408	87,916	155,914	45,471

Write downs and (gains)/losses on equity method investments	49,992	—	72,045	—
Restructuring and impairment charges	2,068,740	44,678	(1,476)	147
Net Income (Loss) from continuing operations	(1,788,088)	(27,468)	(61,708)	6,281
Net Income (Loss) from discontinued operations	(5,156)	(462,197)	(102,015)	(9,633)
Net Income (Loss)	(1,793,244)	(489,665)	(163,723)	(3,352)

	For the Nine Months Ended September 30, 2002

	ALTERNATIVE
(In thousands)	ENERGY	THERMAL	OTHER	TOTAL

Operating Revenues and Equity Earnings
Revenues from majority-owned operations	$81,257	$84,165	$3,246	$1,602,859
Equity in earnings / (losses) of unconsolidated affiliates	(33,734)	—	132	68,916

Total operating revenues and equity earnings	47,523	84,165	3,378	1,671,775

Write down and (gains)/losses on equity method investments	5,678	—	—	127,715
Restructuring and impairment charges	25,704	47	395,830	2,533,670
Net Income (Loss) from continuing operations	(26,521)	8,146	(638,281)	(2,527,639)
Net Income (Loss) from discontinued operations	(16,569)	—	—	(595,570)
Net Income (Loss)	(43,090)	8,146	(638,281)	(3,123,209)

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

     The Attorney General filed motions to remand, which the defendants opposed in July of 2002. In an Order filed in early September 2002, Judge Walker denied the remand motions. The Attorney General has appealed that decision to the United States Court of Appeal for the Ninth Circuit, and the appeal is pending. The Attorney General also sought a stay of proceedings in the district court pending the appeal, and this request was also denied. A “Notice of Bankruptcy Filing” respecting NRG Energy was filed in the Ninth Circuit and in the District Court in mid-December 2002. The Attorney General filed a paper asserting that the “police power” exception to the automatic stay is applicable here. Judge Walker agreed with the Attorney General on this issue. In a lengthy opinion filed March 25,

2003, Judge Walker dismissed the Attorney General’s action against NRG and Dynegy with prejudice, finding it was barred by the filed rate doctrine and preempted by federal law. The Attorney General filed a Notice of Appeal, and the appeal was argued in August 2003 and also is pending. NRG Energy also filed a “Notice of Bankruptcy Filing” in the Ninth Circuit shortly after its Chapter 11 filing, and the Ninth Circuit issued a stay as to NRG Energy. NRG Energy is unable at this time to accurately estimate the damages sought by the Attorney General against NRG Energy and its affiliates, or predict the outcome of the case.

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

     These cases were all filed in late 2000 and 2001 in various state courts throughout California. They allege unfair competition, market manipulation, and price fixing. All the cases were removed to the appropriate United States District Courts, and were thereafter made the subject of a petition to the Multi-District Litigation Panel (Case No. MDL 1405). The cases were ultimately assigned to Judge Whaley. Judge Whaley entered an order in 2001 remanding the cases to state court, and thereafter the cases were coordinated pursuant to state court coordination proceedings before a single judge in San Diego Superior Court. Thereafter, Reliant Energy and Duke Energy filed cross-complaints naming various Canadian, Mexican and United States government entities. Some of these defendants once again removed the cases to federal court, where they were again assigned to Judge Whaley. The defendants filed motions to dismiss and to strike under the filed-rate and federal preemption theories, and the plaintiffs challenged the district court’s jurisdiction and sought to have the cases remanded to state court. In December 2002, Judge Whaley issued an opinion finding that federal jurisdiction was absent in the district court, and remanding the cases to state court. Duke Energy and Reliant Energy then filed a notice of appeal with the Ninth Circuit, and also sought a stay of the remand pending appeal. The stay request was denied by Judge Whaley. On February 20, 2003, however, the Ninth Circuit stayed the remand order and accepted jurisdiction to hear the appeal of Reliant Energy and Duke Energy on the remand order. The Company anticipates that filed-rate/federal preemption pleading challenges will be renewed once the remand appeal is decided. A “Notice of Bankruptcy Filing” respecting NRG Energy has also been filed in this action. We are not active in the appeal, which remains pending.

     “Northern California” cases against various market participants, not including NRG Energy (part of MDL 1405). These include the Millar, Pastorino, RDJ Farms, Century Theatres, EI Super Burrito, Leo’s, J&M Karsant, and the Bronco Don cases. NRG Energy was not named in any of these cases, but in virtually all of them, either West Coast Power or one or more of the operating LLC’s with which NRG Energy is indirectly affiliated is named as a defendant. These cases all allege violation of Business & Professions Code § 17200, and are similar to the various allegations made by the Attorney General. Dynegy is named as a defendant in all these actions, and Dynegy’s outside counsel is representing both Dynegy and the West Coast Power entities in each of these cases. These cases all were removed to federal court, made part of the Multi-District Litigation, and denied remand to state court. In late August 2003, Judge Whaley granted the defendants’ motions to dismiss in these various cases.

     Bustamante v. McGraw-Hill Companies Inc., et al., No. BC 235598, California Superior Court, Los Angeles County. This putative class action lawsuit was filed on November 20, 2002. In addition to naming WCP-related entities as defendants, numerous industry participants are named in this lawsuit that are unrelated to WCP or NRG Energy. The Complaint generally alleges that the defendants attempted to manipulate gas indexes by reporting false and fraudulent trades. Named defendants in the suit are the LLCs established by WCP for each of its four plants: El Segundo Power, LLC; Long Beach Generation, LLC; Cabrillo Power I LLC; and Cabrillo Power II LLC. NRG Energy is not named as a defendant. The complaint seeks restitution and disgorgement of “ill-gotten gains”, civil fines, compensatory and punitive damages, attorneys’ fees, and declaratory and injunctive relief. The plaintiff recently filed an amended complaint.

     Jerry Egger, et al. v. Dynegy Inc., et al., Case No. 809822, Superior Court of California, San Diego County (filed May 1, 2003). This class action Complaint alleges violations of California’s Antitrust Law, Business and Professional Code, and unlawful and unfair business practices. The named defendants include “West Coast Power, Cabrillo II, El Segundo Power, Long Beach Generation.” NRG Energy is not named. This case now has been removed to the U.S. District Court, and the defendants have moved to have this case included as Multi-District Litigation along with the above referenced cases before Judge Walker. Plaintiffs have stated an intention to file a motion to remand to state court. Plaintiffs filed an amended complaint in federal court in October, 2003. Egger essentially replaces the “Pacific Northwest” cases referenced below. This case is the subject of an MDL petition.

     “Pacific Northwest” cases: Symonds v. Dynegy Power Marketing, NRG Energy, Inc., Xcel Energy, Inc., West Coast Power LLC, et al., United States District Court, Western District of Washington, Case No. CV02-2552; Lodewick v. Dynegy Power Marketing, NRG Energy, Inc., Xcel Energy, Inc., West Coast Power LLC, et al., Oregon Circuit Court Case No. 0212-12771. NRG Energy is represented in these matters by Thomas Nelson of Portland. Lodewick was removed to federal court, and both cases were briefly the subject of MDL 1533. In early May, plaintiffs in both cases requested voluntary dismissal of the actions.

Investigations

FERC — California Market Manipulation

     The Federal Energy Regulatory Commission has an ongoing “Investigation of Potential Manipulation of Electric and Natural Gas Prices,” which involves hundreds of parties (including NRG Energy affiliate, West Coast Power) and substantial discovery. In June 2001, FERC initiated proceedings related to California’s demand for $8.9 billion in refunds from power sellers who allegedly inflated wholesale prices during the energy crisis. Hearings have been conducted before an administrative law judge who issued an opinion in late 2002. The administrative law judge stated that after assessing a refund of $1.8 billion for “unjust and unreasonable” power prices between October 2, 2000 and June 20, 2001, power suppliers were owed $1.2 billion because the State was holding funds owed to suppliers.

     In August 2002, the 9th U.S. Circuit Court of Appeals granted a request by the Electricity Oversight Board, the California Public Utilities Commission, and others, to seek out and introduce to FERC additional evidence of market manipulation by wholesale sellers. This decision resulted in FERC ordering an additional 100 days of discovery in the refund proceeding, and also allowing the relevant time period for potential refund liability to extend back an additional nine months, to January 1, 2000.

     On December 12, 2002, FERC Administrative Law Judge Birchman issued a Certification of Proposed Findings on California Refund Liability in Docket No. EL00-95-045 et al., which determined the method for calculating the mitigated energy market clearing price during each hour of the refund period. On March 26, 2003, FERC issued an Order on Proposed Findings on Refund Liability in Docket No. EL00-95-045 (Refund Order), adopting, in part, and modifying, in part, the Proposed Findings issued by Judge Birchman on December 12, 2002. In the Refund Order, FERC adopted the refund methodology in the Staff Final Report on Price Manipulation in Western Markets issued contemporaneously with the Refund Order in Docket No. PA02-2-000. This refund calculation methodology makes certain changes to Judge Birchman’s methodology, because of FERC Staff’s findings of manipulation in gas index prices. This could materially increase the estimated refund liability. The Refund Order directed generators wanting to recover any fuel costs above the mitigated market clearing price during the refund period to submit cost information justifying such recovery within forty (40) days of the issuance of the Refund Order, which West Coast Power did. FERC announced in the Refund Order that it expects that refunds will be paid by suppliers by the end of fall 2003.

CFTC — Dynegy/West Coast Power Natural Gas Futures Index Manipulation

     Through its subsidiary NRG West Coast Inc., NRG Energy is essentially a joint venturer with Dynegy, Inc. in West Coast Power LLC (WCP), which owns, operates, and markets the power of California plants. Dynegy and its affiliates and subsidiaries are responsible for gas procurement and marketing and trading activities on behalf of the joint venture. On December 18, 2002, a Dynegy subsidiary, Dynegy Marketing & Trade (DMT), and West Coast Power LLC (Respondents), entered into a consent Offer of Settlement and Order (Consent Order) with the Commodity Futures and Trading Commission (CFTC). The action is captioned In re Dynegy Marketing & Trade and West Coast Power LLC, CFTC Docket No. 03-03. The CFTC asserted various violations of the Commodity Exchange Act, as well as CFTC regulations.

     The CFTC alleged in the Consent Order that DMT natural gas traders reported false natural gas trading information, including price and volume information, to certain industry publications that establish and publish indexes for natural gas prices. The CFTC alleged that DMT submitted the false information in an attempt to manipulate the indexes for DMT’s benefit. The CFTC further alleged that DMT traders directed other Dynegy personnel to report each of the same false trades in the name of West Coast Power, as counterparty, in an effort to lend credence to the trades’ validity. The Respondents to the Consent Order did not admit or deny the allegations or findings made by the CFTC, but agreed to an Offer of Settlement, and agreed to pay a civil monetary fine of $5 million. The Respondents also agreed to undertakings regarding further cooperation with the CFTC and public statements concerning the Consent Order. Dynegy agreed to pay and be entirely responsible for the $5 million fine imposed by the CFTC.

U.S. Attorney — Houston

     The U.S. Attorney indicted two fired Dynegy traders in connection with the index reporting scheme, and is reportedly investigating other Dynegy activity and employees.

U.S. Attorney — San Francisco

     According to press reports, the U.S. Attorney in San Francisco has assembled an “energy crisis” task force. While Dynegy received a grand jury subpoena in November 2002, the scope and targets of this investigation are unknown to us. NRG did not receive a subpoena.

California State Senate Select Committee

     This Committee, chaired by Senator Dunn, subpoenaed records from NRG Energy during the Summer of 2001. NRG Energy produced about 5,000 pages of documents; Dynegy produced a much larger volume of documents. The Committee is scheduled to sunset later this year.

California PUC

     The PUC continues to request data and documents in several settings. First, it is one of the parties in the FERC proceeding mentioned above. Second, inspectors have visited WCP plants, usually unannounced and usually immediately following an unplanned outage. They have demanded documentation concerning the reason for the outage. Third, the PUC has demanded documents to allow it to prepare “reports,” one of which was issued last fall and another of which was issued January 30, 2003. The FERC’s above-referenced March 26 Refund Order undercut the accuracy and reliability of these CPUC reports. Dynegy has made extensive productions to the CPUC of plant-related materials as well as trading data.

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

Fortistar Capital Inc. v. NRG Energy, Inc., Hennepin County District Court.

     On July 12, 1999, Fortistar Capital Inc. (Fortistar) sued NRG Energy in Minnesota state court. The complaint sought injunctive relief and damages of over $50 million resulting from NRG Energy’s alleged breach of a letter agreement with Fortistar relating to the Oswego power plant. NRG Energy asserted counterclaims. After considerable litigation, the parties entered into a conditional, confidential settlement agreement, which was subject to necessary board and lender approvals. NRG Energy was unable to obtain necessary approvals. Fortistar initially moved the court to enforce the settlement, seeking damages in excess of $35 million plus interest and attorneys’ fees. NRG Energy opposed Fortistar’s motion on the grounds that conditions to contract performance had not been satisfied. In July 2003, Fortistar purported to withdraw its motion without prejudice and sought relief from stay at the Bankruptcy Court to liquidate its bankruptcy claim by trying the action in the Minnesota State Court. The Bankruptcy Court denied Fortistar’s relief from stay motion and Fortistar is now seeking relief and review at the United States District Court for the Southern District of New York. NRG Energy cannot predict the outcome of this dispute.

Fortistar RICO Claims/Indemnity Requests

     On February 26, 2003, Fortistar Capital, Inc. and Fortistar Methane, LLC filed a lawsuit in the Federal District Court for the Northern District of New York against Xcel Energy and five present or former NRG Energy or NEO Corporation (NEO) officers and employees. NRG Energy is a wholly owned subsidiary of Xcel Energy, and NEO is a wholly owned subsidiary of NRG Energy. In the lawsuit, Fortistar claims that the defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud by engaging in a pattern of negotiating and executing agreements “they intended not to comply with” and “made false statements later to conceal their fraudulent promises.” The plaintiffs allege damages of some $350 million and also assert entitlement to a trebling of these damages under the provisions of the RICO Act. The present and former NRG Energy and NEO officers and employees have requested indemnity from NRG Energy and NEO, and NEO is indemnifying its respective agents. NRG Energy cannot at this time estimate the likelihood of an unfavorable outcome to the defendants in this lawsuit.

NEO Corporation, a Minnesota Corporation on Behalf of Itself and on Behalf of Minnesota Methane, LLC, a Delaware Limited Liability Company v. Fortistar Methane, LLC, a Delaware Limited Liability Company, Hennepin County District Court

     NEO Corporation, a wholly owned subsidiary of NRG Energy, brought this lawsuit in January of 2001. NEO asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, fraudulent misrepresentations and omissions, defamation, business disparagement and derivative claims. Fortistar Methane, LLC denied NEO’s claims and counterclaimed alleging breach of contract, fraud, negligent misrepresentation and breach of warranty. NEO denied Fortistar Methane’s claims. Discovery has not been conducted. The parties entered into a conditional, confidential settlement of this matter and the Fortistar Capital action, described above. The agreement, however, was subject to necessary board and lender approvals. NEO was unable to obtain necessary approvals. Fortistar Methane initially moved to enforce the settlement, seeking damages against NRG Energy in excess of $35 million plus interest and attorneys’ fees. NRG Energy and NEO opposed Fortistar’s motion on the grounds that conditions to contract performance were not met. NRG Energy cannot predict the likelihood of an unfavorable outcome.

Connecticut Light & Power Company v. NRG Power Marketing Inc., Docket No. 3:01-CV-2373 (A WT), pending in the United States District Court, District of Connecticut

     This matter involves a claim by Connecticut Light & Power Company for recovery of amounts it claims are owing for congestion charges under the terms of a Standard Offer Services contract between the parties, dated October 29, 1999. CL&P has served and filed its motion for summary judgment to which NRG Power Marketing Inc. (NRG PMI) filed a response on March 21, 2003. CL&P has withheld approximately $30 million from amounts owed to NRG PMI, claiming that it has the right to offset those amounts under the contract. NRG PMI has counterclaimed seeking to recover those amounts, arguing among other things that CL&P has no rights under the contract to offset them. By reason of the bankruptcy stay, the court has not ruled on the pending motion. On November 6, 2003, the parties filed a joint stipulation for relief from the automatic stay in order to allow the proceeding to go forward. NRG PMI cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for congestion charges for the full term of the contract.

Connecticut Light & Power Company, Docket No. EL03-135, pending at the Federal Energy Regulatory Commission

     This matter involves a dispute between CL&P and NRG PMI concerning which of those parties is responsible, under the terms of the October 29, 1999 Standard Offer Services contract, for costs related to congestion and losses associated with the implementation of standard market design (SMD-Related Costs). CL&P has withheld, beyond the $30 million discussed above, an additional approximately $70 million from amounts owed to NRG PMI, claiming that it is entitled under the contract to offset those additional amounts for SMD-Related Costs. NRG PMI cannot estimate at this time the likelihood of an unfavorable outcome in this matter, or the overall exposure for SMD-Related Costs for the full term of the contract.

Connecticut Light & Power — Related Proceedings at the Federal Energy Regulatory Commission, the United States District Court for the Southern District of New York, and the United States Court of Appeals for the D.C. Circuit and the Second Circuit.

     In May 2003, NRG PMI took steps to terminate or reject in bankruptcy the subject Standard Offer Services contract. CL&P, the Connecticut Attorney General and the Connecticut Department of Public Utility Control (DPUC) sought and obtained from FERC an Order dated May 16, 2003, temporarily requiring NRG PMI to continue to comply with the terms of the contract, pending further notice from FERC. Thereafter, On June 2, 2003, the United States Bankruptcy Court for the Southern District of New York issued its Order specifically authorizing NRG PMI’s rejection of the contract, and by Order dated June 12, 2003, the United States District Court for the Southern District of New York granted NRG PMI’s motion for a temporary restraining order staying all actions by CL&P, the Connecticut Attorney General and the DPUC to enforce or apply the above-referenced FERC Order and affording NRG PMI leave to cease its performance under the contract, effective retroactive to June 2, 2003. FERC then issued an order on June 25, 2003 (June 25 Order), that again commanded NRG PMI’s continued performance regardless of any contrary ruling by the Bankruptcy Court and the District Court’s temporary restraining order. By order dated June 30, 2003, the District Court reversed itself and dismissed NRG PMI’s motion for preliminary injunction for lack of subject matter jurisdiction. On July 18, 2003, NRG PMI appealed to the Second Circuit respecting the District Court’s refusal to enjoin FERC. On August 15, 2003, FERC issued orders denying rehearing of the June 25 Order and requiring NRG PMI to continue to perform under the Standard Offer Services contract (the June 25 Order, together with the August 15 Orders, the Commission Orders). NRG PMI filed a request for rehearing with FERC and a petition for review in the United States Court of Appeals for the District of Columbia Circuit in Case No. 03-1346 relating to the Commission Orders. On November 4, 2003, the parties reached a settlement under which the Second Circuit and D.C. Circuit litigation respecting the above matters will be dismissed, while preserving the parties’ rights to litigate those matters which are before the United States District Court for the District of Connecticut and FERC, as previously discussed. The settlement does not affect issues between CL&P and NRG Energy, Inc., related to station service, described hereafter, which will be separately arbitrated. The settlement is subject to regulatory and legal approvals, including approval from FERC and the United States Bankruptcy Court for the Southern District of New York.

The State of New York and Erin M. Crotty, as Commissioner of the New York State Department of Environmental Conservation v. Niagara Mohawk Power Corporation et al., United States District Court for the Western District of New York, Civil Action No. 02-CV-002S

     In January 2002, NRG Energy and Niagara Mohawk Power Corporation (NiMo) were sued by the New York Department of Environmental Conservation in federal court in New York. The complaint asserted that projects undertaken at NRG Energy’s Huntley and Dunkirk plants by NiMo, the former owner of the facilities, required preconstruction permits pursuant to the Clean Air Act and that the failure to obtain these permits violated federal and state laws. In July 2002, NRG Energy filed a motion to dismiss. On March 27, 2003 the court dismissed the complaint against NRG Energy with prejudice as to the federal claims and without prejudice as to the state claims. It is possible the state will appeal this dismissal to the Second Circuit Court of Appeals. In the meantime, on April 25, 2003, the state provided to NRG Energy notice of intent to again sue the Company and various affiliates by filing a second amended complaint in this same action in the federal court in New York, asserting against the NRG Defendants violations of operating permits and deficient operating permits at the Huntley and Dunkirk plants. The NRG Defendants have moved to dismiss the second amended complaint, and that motion is now under advisement. If the case ultimately is litigated to a judgment and there is an unfavorable outcome that could not be addressed otherwise, NRG Energy has estimated that the total investment that would be required to install pollution control devices could be as high as $300 million over a ten to twelve-year period.

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

Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC

     All three of these facilities have been issued Notices of Violation with respect to opacity exceedances. The above entities have been engaged in consent order negotiations with the New York State Department of Environmental Conservation (DEC) relative to opacity issues affecting all three facilities since the plants were acquired. It appears that by year-end, the parties will finalize the terms of a consent order, which will quantify the number of opacity exceedances at the three facilities through the second quarter of 2003 and set a cumulative penalty, presently anticipated to be some $1 million. In the event that the consent order negotiations prove unsuccessful, it is not known what relief the DEC will seek through an enforcement action and what the result of such action will be.

Huntley Power LLC

     On April 30, 2003, the Huntley Station submitted a self-disclosure letter to the New York Department of Environmental Conservation (DEC) reporting violations of applicable sulfur in fuel limits, which had occurred during 6 days in March 2003 at the chimney stack serving Huntley Units 63-66. The Huntley Station self-disclosed that the average sulfur emissions rates for those days had been 1.8 lbs/mm BTU, rather than the maximum allowance of 1.7 lbs/mm BTU. NRG Huntley Operations discontinued use of Unit 65 (the only unit utilizing the subject stack at the time) and has kept the remaining 3 units off line until adherence with the applicable standard is assured. On May 19, 2003, the DEC issued Huntley Power LLC a Notice of Violation. The Company has met with the DEC to discuss the circumstances surrounding the event and the appropriate means of resolving the matter. The Company does not know what relief the DEC will seek through an enforcement action. Under applicable provisions of the Environmental Conservation Law, the DEC asserts that it may impose a civil penalty up to $10,000, plus an additional penalty not to exceed $10,000 for each day that a violation continues and may enjoin continuing violations.

Niagara Mohawk Power Corporation v. Dunkirk Power LLC, NRG Dunkirk Operations, Inc., Huntley Power LLC, NRG Huntley Operations, Inc., Oswego Power LLC and NRG Oswego Operations, Inc., Supreme Court, Erie County, Index No. 1-2000-8681 — Station Service Dispute.

     On October 2, 2000, plaintiff Niagara Mohawk Power Corporation commenced this action against NRG Energy to recover damages plus late fees, less payments received through the date of judgment, as well as any additional amounts due and owing, for electric service provided to the Dunkirk Plant after September 18, 2000. Plaintiff Niagara Mohawk claims that NRG Energy has failed to pay retail tariff amounts for utility services commencing on or about June 11, 1999 and continuing to September 18, 2000 and thereafter. Plaintiff has alleged breach of contract, suit on account, violation of statutory duty, and unjust enrichment claims. On or about October 23, 2000, NRG Energy served an answer denying liability and asserting affirmative defenses.

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

     This is the companion action filed by Niagara Mohawk at FERC, similarly asserting that Niagara Mohawk is entitled to receive retail tariff amounts for electric service provided to the Huntley, Dunkirk and Oswego plants. On October 31, 2003, the FERC Trial Staff, a party to the proceedings, filed a reply brief in which they supported and agreed with each position taken by the NRG Generators in their initial brief. In short, the staff argued that the NRG Generators: (1) self-supply station power under the NYISO tariff (which took effect on April 1, 2003), in any month during which they produce more energy than they consume and, as such should not be assessed a retail rate; (2) are connected only to transmission facilities and as such, at most should only pay NiMo a FERC-approved transmission rate; and (3) should be allowed to net consumption and output even if power is injected into the grid at a different point from which it is drawn off. The parties are currently engaged in settlement negotiations which, should they prove successful, will resolve both this FERC action and the above-referenced state court proceedings respecting amounts owing for electrical service provided to these three plants. At this stage of the proceedings, we cannot estimate the likelihood of an adverse determination. As noted above, the cumulative potential loss could exceed $35 million.

Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

     On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (DEQ) revisions to the Baton Rouge State Implementation Plan (SIP). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations, which prohibit EPA from approving a SIP not prepared in accordance with state law. The action is currently stayed by the United States Fifth Circuit Court of Appeals in response to the filing of the Suggestion of Bankruptcy, and the parties have been engaged in settlement discussions in the meantime. EPA has just served notice that it intends to withdraw its approval of DEQ’s Attainment Demonstration and will thereupon move to voluntarily dismiss the action as moot.

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

NRG Sterlington Power, LLC

     During 2002, NRG Sterlington conducted a review of the Sterlington Power Facility’s Part 70 Air Permit obtained by the facility’s former owner and operator, Koch Power, Inc. Koch had outlined a plan to install eight 25 megawatt (MW) turbines to reach a 200 MW limit in the permit. Due to the inability of several units to reach their nameplate capacity, Koch determined that it would need additional units to reach the electric output target. In August 2000, NRG Sterlington acquired the remaining interests in the facility not originally held on a passive basis and sought the transfer of the Part 70 Air Permit along with a modification to incorporate two 17.5 MW turbines installed by Koch and to increase the total number of turbines to ten. The permit modification was issued February 13, 2002. During further review, NRG Sterlington determined that a ninth unit had been installed prior to issuance of the permit modification. In keeping with its environmental policy, it disclosed this matter to DEQ in April 2002. NRG Sterlington provided to DEQ additional information during July 2002. A Consolidated Compliance Order & Notice of Potential Penalty, No. AE-CN-01-0393, was issued by DEQ on September 10, 2003, wherein DEQ formally alleged that NRG Sterlington did not complete all certification requirements, and installed a ninth unit prior to issuance of its permit modification. A meeting with DEQ is scheduled for November 19, 2003 to discuss mitigating circumstances and to seek to resolve all matters. NRG Energy is unable at this time to predict the eventual outcome or potential loss contingencies, if any, to which the Company may be subject.

Commission for its approval a Consent Agreement establishing that Saguaro does in fact satisfy the requirements for a qualifying facility. NRG Energy awaits the Commission’s ruling.

Stone & Webster, Inc. and Shaw Constructors, Inc. v. NRG Energy, Inc. et al.

     On October 17, 2002, Stone & Webster, Inc. and Shaw Constructors, Inc. filed a lawsuit in the United States District Court, Southern District of Mississippi, against NRG Energy, Xcel Energy, Inc., NRG Granite Acquisition LLC, Granite Power Partners II LP and two of Xcel Energy’s executives relating to the construction of a power plant in Pike County, Mississippi. Plaintiffs generally alleged that they were not paid for work performed to construct the power plant, and sued the parent entities of the company with which they contracted to build the plant in order to recover amounts allegedly owing. Plaintiffs asserted claims for breach of fiduciary duty, piercing the corporate veil, breach of contract, tortious interference with contract, enforcement of the NRG Energy guaranty, detrimental reliance, negligent or intentional misrepresentation, conspiracy, and aiding and abetting. The parties have entered into a global settlement respecting this lawsuit and the dismissal of the Mississippi Involuntary Case, described below, and have executed a settlement agreement, which must be approved by the United States Bankruptcy Courts for the Southern District of New York and Southern District of Mississippi.

The Mississippi Involuntary Case

     On October 17, 2002, a petition commencing an involuntary bankruptcy proceeding pursuant to Chapter 7 of the Bankruptcy Code was filed against LSP-Pike Energy, LLC, a subsidiary of NRG Energy, by Stone & Webster, Inc. and Shaw Constructors, Inc. in the United States Bankruptcy Court for the Southern District of Mississippi. In their petition filed with the Mississippi Bankruptcy Court, the petitioners sought recovery of allegedly unpaid contractual construction-related obligations in an aggregate amount of $73.8 million, which amount LSP-Pike Energy, LLC disputed. As set forth above, the parties have reached a global settlement respecting this matter.

FirstEnergy Arbitration Claim

     On November 29, 2001, The Cleveland Electric Illuminating Company, The Toledo Edison Company and FirstEnergy Ventures (Sellers) entered into Purchase and Sale Agreements with NRG Able Acquisition LLC, which were guaranteed by NRG Energy (collectively, Purchasers), for the purchase of certain power plants for approximately $1.5 billion. On August 8, 2002, Sellers terminated the agreements and asserted that Purchasers were liable for anticipatory breach of the Purchase and Sale Agreements on the grounds that they could not finance the purchases. On August 8, 2002, Purchasers provided notice that they disagreed with Sellers’ assertion. After Sellers filed a motion seeking a waiver of the automatic stay of Section 362(a) of the Bankruptcy Code respecting NRG Energy’s then-existing involuntary bankruptcy, the parties stipulated to a waiver of that automatic stay, thereby allowing Sellers to proceed with arbitration, but only for the purpose of liquidating the dollar amount of Sellers’ claim. The collection of any award, however, was to remain fully subject to NRG Energy’s automatic stay. The parties thereafter obtained relief from stay respecting the present Chapter 11 Bankruptcy, so as to continue the arbitration. The parties have now reached an agreement in principle, which, if consummated and approved by regulators and the United States Bankruptcy Court for the Southern District of New York, will liquidate Sellers’ bankruptcy claim at $396 million.

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

Itiquira Energetica, S.A.

     NRG Energy’s indirectly controlled Brazilian project company, Itiquira Energetica S.A., the owner of a 156 MW hydro project in Brazil, is currently in arbitration with the former EPC contractor for the project, Inepar Industria e Construcoes (Inepar). The dispute was commenced by Itiquira in September, 2002 and pertains to certain matters arising under the former EPC contract. Itiquira principally asserts that Inepar breached the contract and caused damages to Itiquira by (i) failing to meet milestones for substantial completion; (ii) failing to provide adequate resources to meet such milestones; (iii) failing to pay subcontractors amounts due; and

(iv) being insolvent. Itiquira’s arbitration claim is for approximately US $40 million. Inepar has asserted in the arbitration that Itiquira breached the contact and caused damages to Inepar by failing to recognize events of force majeure as grounds for excused delay and extensions of scope of services and material under the contract. Inepar’s damage claim is for approximately US $10 million. The parties submitted their respective statements of claims, counterclaims and responses, and a preliminary arbitration hearing was held on March 21, 2003. In lieu of taking expert testimony at hearing, the court of arbitration has ordered an expert investigation process to cover technical and accounting issues. If the court of arbitration determines that the final report from the expert investigation process is inconclusive, it may then require expert testimony. NRG Energy anticipates that the expert investigation process will not be completed sooner than February 2004. NRG Energy cannot estimate the likelihood of an unfavorable outcome in this dispute.

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

12. Inventory

     Inventory, which is stated at the lower of weighted average cost or market, consisted of:

	September 30,	December 31,
(In thousands)	2003	2002

Fuel oil	$68,740	$51,442
Coal	64,273	82,554
Kerosene	2,624	2,852
Spare parts	102,661	107,542
Emission credits	9,180	14,742
Natural gas	364	153
Other	7,961	6,300

Total Inventory	$255,803	$265,585

13. Property, Plant and Equipment

     The major classes of property, plant and equipment were as follows:

	September 30,	December 31,
(In thousands)	2003	2002

Facilities and equipment	$6,194,512	$6,324,358
Land and improvements	100,884	108,241
Office furnishings and equipment	69,011	67,086
Construction in progress (1)	460,989	623,750

Total property, plant and equipment	6,825,396	7,123,435
Accumulated depreciation	(771,613)	(602,712)

Net property, plant and equipment	$6,053,783	$6,520,723

     In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, NRG Energy reassessed the asset lives for the Connecticut facilities. The shorter depreciable lives resulted in an increase in depreciation of approximately $0.7 million and $13.9 million for the three and nine months ended September 30, 2003.

     (1) Included in construction in progress is approximately $248.9 million related to turbines associated with cancelled projects as of September 30, 2003 and December 31, 2002, respectively.

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

     SFAS No. 133 applies to NRG Energy’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates, foreign exchange contracts used to reduce the effect of fluctuating foreign currencies on foreign denominated investments and other transactions. At September 30, 2003, NRG Energy had various commodity contracts extending through December 2003, and several fixed-price gas and electricity purchase contracts extending through 2018.

Accumulated Other Comprehensive Income

     The following table summarizes the effects of SFAS No. 133 on NRG Energy’s OCI balance for the three months ended September 30, 2003:

	Energy	Interest	Foreign
(Gains/(Losses) In thousands)	Commodities	Rate	Currency	Total

Accumulated OCI balance at June 30, 2003	$52,595	$(78,298)	$—	$(25,703)
Unwound from OCI during period:
— Due to unwinding of previously deferred amounts	(11,303)	100	—	(11,203)
— Mark to market of hedge contracts	39,123	7,136	—	46,259

Accumulated OCI balance at September 30, 2003	$80,415	$(71,062)	$—	$9,353

The following table summarizes the effects of SFAS No. 133 on NRG Energy’s OCI balance for the nine months ended September 30, 2003:

	Energy	Interest	Foreign
(Gains/(Losses) In thousands)	Commodities	Rate	Currency	Total

Accumulated OCI balance at December 31, 2002	$129,496	$(102,957)	$(261)	$26,278
Unwound from OCI during period:
— Rolloff of forecasted transactions no longer being probable	—	32,025	—	32,025
— Due to unwinding of previously deferred amounts	(100,333)	5,750	261	(94,322)
— Mark to market of hedge contracts	51,252	(5,880)	—	45,372

Accumulated OCI balance at September 30, 2003	$80,415	$(71,062)	$—	$9,353

Gains/(Losses) expected to unwind from OCI during next 12 months	$46,630	$(359)	$—	$46,271

     Losses of $0 and $32 million were reclassified from OCI to current period earnings during the three and nine months ended September 30, 2003 due to forecasted transactions no longer being probable. Gains of $11.2 million and $94.3 million were reclassified from OCI to current period earnings during the three and nine months ended September 30, 2003, respectively, due to the unwinding of previously deferred amounts. These amounts are recorded on the same line in the statement of operations in which the hedged items are recorded. Also during the three and nine months ended September 30, 2003, NRG Energy recorded gains in OCI of approximately $46.3 million $45.4 million, respectively, related to changes in the fair values of derivatives accounted for as hedges.

The net balance in OCI relating to SFAS No. 133 as of September 30, 2003 was an unrecognized gain of approximately $9.4 million. NRG Energy expects $46.3 million of deferred net gains on derivative instruments accumulated in OCI to be recognized in earnings during the next twelve months.

Statement of Operations

     The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the three months ended September 30, 2003:

	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total

Revenue from majority owned subsidiaries	$(3,448)	$—	$—	$(3,448)
Equity in earnings of unconsolidated subsidiaries	7,901	—	—	7,901
Cost of operations	1,769	—	—	1,769
Interest expense	—	24,638	—	24,638

Total Statement of Operations impact before tax	$6,222	$24,638	$—	$30,860

The following tables summarize the pre-tax effects of SFAS No. 133 on NRG Energy’s statement of operations for the nine months ended September 30, 2003:

	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total

Revenue from majority owned subsidiaries	$29,845	$—	$—	$29,845
Equity in earnings of unconsolidated subsidiaries	11,567	(222)	—	11,345
Cost of operations	(7,386)	—	—	(7,386)
Other income	—	—	92	92
Interest expense	—	(20,970)	—	(20,970)

Total Statement of Operations impact before tax	$34,026	$(21,192)	$92	$12,926

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

     No ineffectiveness was recognized on commodity cash flow hedges during the three and nine months ended September 30, 2003.

     NRG Energy’s pre-tax earnings for the three and nine months ended September 30, 2003 were increased by an unrealized gain of $6.2 million and $34.0 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three and nine months ended September 30, 2003, NRG Energy reclassified gains of $11.3 million and $100.3 million, respectively, from OCI to current-period earnings and expects to reclassify an additional $46.6 million of deferred gains to earnings during the next twelve months on energy related derivative instruments accounted for as hedges.

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

     No ineffectiveness was recognized on interest rate cash flow hedges during the three and nine months ended September 30, 2003.

     NRG Energy’s pre-tax earnings for the three and nine months ended September 30, 2003 were increased by an unrealized gain of $24.6 million and decreased by an unrealized loss $21.2 million, respectively, associated with changes in the fair value of interest rate derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three and nine months ended September 30, 2003, NRG Energy reclassified losses of $100,000 and $5.8 million from OCI to current-period earnings and expects to reclassify $359,000 of deferred losses to earnings during the next twelve months on interest rate swaps accounted for as hedges.

Foreign currency exchange rates

     To preserve the U.S. dollar value of projected foreign currency cash flows, NRG Energy may hedge, or protect those cash flows if appropriate foreign hedging instruments are available.

     No ineffectiveness was recognized on foreign currency cash flow hedges during the three and nine months ended September 30, 2003.

     NRG Energy’s pre-tax earnings for the three and nine months ended September 30, 2003 were increased by an unrealized gain of $0 and $92,000 associated with foreign currency hedging instruments not accounted for as hedges in accordance with SFAS No. 133.

     During the three and nine months ended September 30, 2003, NRG Energy reclassified losses of $0 and $261,000 from OCI to current period earnings and does not expect to reclassify any deferred gains/losses to earnings during the next twelve months on foreign currency swaps accounted for as hedges.

15. Goodwill and Other Intangible Assets

     During the first quarter of 2002, NRG Energy adopted SFAS No. 142 - "Goodwill and Other Intangible Assets” (SFAS No. 142), which requires new accounting for intangible assets, including goodwill. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. Goodwill will no longer be amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. NRG Energy had intangible assets with a net carrying value of $26.8 million at September 30, 2003, which will not be amortized and consists of goodwill. The majority of NRG Energy’s goodwill and other intangible assets are attributable to NRG Energy’s Thermal operations which are not subject to NRG Energy’s bankruptcy filing. The Thermal operations have historically demonstrated adequate cash flows to justify the existence of such balances.

     Aggregate amortization expense recognized for the three months ended September 30, 2003 and 2002 was approximately $1.0 million and $0.7 million, respectively. Aggregate amortization expense recognized for the nine months ended September 30, 2003 and 2002 was approximately $3.1 million and $2.1 million, respectively. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $4.0 million in each of years one, two and three and $3.9 million in each of years four and five. The estimated useful lives of these amortizable intangibles were reduced effective January 1, 2003 from a range of 3 to 40 years to a range of 3 to 30 years.

Intangible assets consisted of the following:

(In thousands)	At September 30, 2003		At December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Class of Intangible Asset	Amount	Amortization	Amount	Amortization

Goodwill	$32,958	$6,124	$32,958	$6,124
Amortized:
Service contracts	$64,592	$19,002	$65,791	$15,986

16. Regulatory Issues

     NRG Energy is impacted by market rule and tariff changes in the existing markets operated by Independent System Operators (ISOs) and Regional Transmission Organizations (RTOs).

     On March 1, 2003, ISO-New England implemented its version of Standard Market Design. This change dramatically modifies the New England market structure by incorporating Locational Marginal Pricing (pricing by location rather than on a New England wide basis). While the ISO-New England Standard Market Design represents a significant improvement to the existing market design, NRG Energy still considered the market insufficient to allow NRG Energy to recover its reasonable costs and earn a reasonable return on investment. Therefore, and notwithstanding the impending implementation of Locational Marginal Pricing, on February 26, 2003, NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC) for the following Connecticut facilities: Middletown Power LLC, Montville Power LLC, Norwalk Power LLC and Devon Power LLC units 11-14 (collectively the NRG Subsidiaries). In the filing, NRG Energy requested that major and minor maintenance expenses of the NRG Subsidiaries be paid for through a tracking mechanism that would insure that NRG Energy receives compensation only for actual maintenance expenses. Under the proposed cost of service agreement, the other NRG Energy costs would be paid through a monthly cost-based payment. NRG Energy requested an effective date of February 27, 2003.

     On March 25, 2003, FERC issued an order (the March Order) approving the recovery of the NRG Subsidiaries’ Spring 2003 maintenance expenses, subject to refund and authorized an effective date of February 27, 2003. FERC did not rule on the remainder of the issues to allow further time to consider protests.

     On April 25, 2003, the FERC issued an order (the April Order) rejecting the remaining part of the proposed cost of service agreements including the monthly cost-based payment. Rather, FERC instructed ISO New England to establish temporary bidding rules that would permit selected peaking units (units with capacity factors of 10 percent or less during 2002), operating within “designated congestion areas” (such as Connecticut) to raise their bids to allow them the opportunity to recover their fixed and variable costs through the market. This temporary bidding rule would remain in place until ISO New England implements locational installed capacity requirements, which should be no later than June 1, 2004. In the July 24 Order on Rehearing (the July Order), FERC clarified that the capacity factor of 10 percent or less applies to units rather than complexes. On a unit basis, all the NRG Energy facilities qualify to bid under the temporary rules except Middletown 2 and 3, and Devon 7 and 8. The existing RMR agreement between ISO New England and NRG Energy covering Devon 7 and 8 terminated on September 30, 2003. On October 2, 2003, NRG Energy filed to extend the existing RMR agreement. FERC has yet to act on the request to extend the agreement. For additional information regarding the impact that the April 25, 2003 FERC order and other regulatory developments had on NRG Energy’s results of operations, See Note 4.

     On October 17, 2003, the Midwest Independent Transmission Operator, Inc. (MISO) filed a motion to withdraw its Open Access Transmission and Energy Market’s Tariff (TEMT), purportedly to allow more time to develop stakeholder consensus on critical outstanding issues relating to market features such as Fixed Transmission Rights, market monitoring and resource adequacy. Post-blackout reliability concerns were also a stated factor for the withdrawal. On October 29, 2003, FERC granted the MISO’s motion. The MISO had planned to phase-in its energy markets during 2004. The withdrawal of the market tariff means that the market will be delayed for an undetermined period of time. The delay will have the potential to impact NRG Energy’s Illinois generating facilities.

     On October 28, 2003, FERC issued an order conceptually approving the proposed re-design of the California ISO market, which has the potential to impact NRG Energy’s California interests.

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

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003, which is included in other long-term obligations in the consolidated balance sheet:

(In thousands)		Accretion for
	Beginning Balance	Nine Month Ended	Ending Balance
Description	Jan. 1, 2003	September 30, 2003	September 30, 2003

South Central Region	$396	$45	$441
Northeast Region	313	32	345
Mid Atlantic Region	1,732	186	1,918
Alternative Energy	629	59	688
Thermal	1,171	75	1,246

Total	$4,241	$397	$4,638

     The following represents the pro-forma effect on NRG Energy’s net income for the three and nine months ended September 30, 2002, as if NRG Energy had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended
(In thousands)	September 30, 2002

Loss from continuing operations as reported	$(2,468,936)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(171)

Pro-forma loss from continuing operations	$(2,469,107)
Net loss as reported	$(3,055,394)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(171)

Pro-forma net loss	$(3,055,565)

Nine Months Ended
(In thousands)	September 30, 2002

Loss from continuing operations as reported	$(2,527,639)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,980)

Pro-forma loss from continuing operations	$(2,529,619)
Net loss as reported	$(3,123,209)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,980)

Pro-forma net loss	$(3,125,189)

18. Recent Accounting Pronouncements

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

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases". These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amounts of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. FIN No. 46 will be applied as required and is not expected to have a material impact on NRG Energy.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on NRG Energy.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on NRG Energy.

20. Adjustments to Previously Issued Financial Statements

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

     In connection with NRG Energy’s 2002 year-end audit, two additional items were found to be inappropriately recorded as of September 30, 2002. These items included the inappropriate treatment of interest rate swap transactions as cash flow hedges and the decrease in the value of a bond remarketing option from the original price paid by NRG Energy. The error correction for the interest rate swaps resulted in the recording of additional income of $61.6 million as of September 30, 2002. The recognition of the decrease in the value of the remarketing option resulted in a charge to income of $15.9 million as of September 30, 2002.

     A summary of the significant effects of the restatement on our consolidated statements of operations for the three and nine months ended September 30, 2002 is as follows:

	Previously Reported**		As Restated

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended

(In thousands)
Consolidated Statements of Operations:
Revenue and equity earnings	$653,272	$1,671,775	$653,272	$1,671,775
Operating income	(2,314,505)	(2,210,479)	(2,506,198)	(2,402,172)
Net loss from continuing operations	(2,338,856)	(2,397,559)	(2,468,936)	(2,527,639)
Net loss from discontinued operations	(586,458)	(595,570)	(586,458)	(595,570)
Net loss	(2,925,314)	(2,993,129)	(3,055,394)	(3,123,209)

**	As reclassified for discontinued operations

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     NRG Energy is a leading independent power production company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States. While NRG Energy is currently an indirect, wholly owned subsidiary of Xcel Energy, it will be an independent public company upon its emergence from bankruptcy and will no longer have any material affiliation or relationship with Xcel Energy. NRG Energy has a diverse generation portfolio in terms of geography, fuel type and dispatch levels. NRG Energy believes this diversity helps balance risk and increase profits. As part of NRG Energy’s strategy, NRG Energy intends to maximize operating income through the efficient procurement and management of fuel supplies, transportation and maintenance services, and the sale of energy, capacity and ancillary services into attractive spot, intermediate and long-term markets.

     NRG Energy does not anticipate any significant new acquisitions or construction in the near future, and instead will focus on operational performance, asset management and debt reduction. NRG Energy has already made significant reductions in capital expenditures, business development activities and personnel. Power sales, fuel procurement and risk management will remain a key strategic element of NRG Energy’s operations. NRG Energy’s objective will be to optimize the operating income of its facilities within an appropriate risk and liquidity profile.

     Industry Trends. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” management discusses NRG Energy’s historical results of operations. During 2003, the following factors, among others, have negatively affected NRG Energy’s results of operations:

•	Weak markets for electric energy, capacity and ancillary services;

•	a narrowing of the “spark spread” (the difference between power prices and fuel costs) in most regions of the United States in which NRG Energy’s operates power generation facilities;

•	mild weather during peak seasons in regions where NRG Energy has significant merchant capacity;

•	reduced liquidity in the energy trading markets as a result of fewer participants trading lower volumes;

•	the imposition of price caps and other market mitigation in markets where NRG Energy has significant merchant capacity;

•	regulatory and market frameworks in certain markets where NRG Energy operates that prevents NRG Energy from charging prices that will enable NRG Energy to recover its operating costs and to earn acceptable returns on capital;

•	the obligation to perform under certain long-term contracts that are not profitable;

•	physical, regulatory and market constraints on transmission facilities in certain regions that limit or prevents NRG Energy from selling power generated by certain of its facilities;

•	limited access to capital due to NRG Energy’s financial condition since July 2002, and the resulting contraction of NRG Energy’s ability to conduct business in the merchant energy markets; and

•	changes and turnover in senior and middle management since June 2002 in connection with NRG Energy’s restructuring.

     NRG Energy expects that weak market conditions will continue through 2003 and 2004, and into 2005 in some markets. Historically, NRG Energy believed that, as supply surpluses begin to tighten and as market rules and regulatory conditions stabilize, prices will improve for energy, capacity and ancillary services. This view is consistent with NRG Energy’s belief that in the long run market prices will support an adequate rate of return on the construction of new power generation assets needed to meet increasing demand. This view is currently being challenged in certain markets as regulatory actions and market rules unfold that limit the ability of merchant power companies to earn favorable returns on existing and new investments. To the extent unfavorable regulatory and market conditions exist in the long term, NRG Energy could have significant impairments of property, plant and equipment and goodwill which, in turn, could have a material adverse effect on results of operations.

     Asset Sales. As part of NRG Energy’s strategy, NRG Energy plans to continue the selective divestment of non-core assets to further reduce indebtedness. Since April 2002 NRG Energy has sold or made arrangements to sell a number of assets and equity investments in an effort to raise cash and reduce its debt. In addition, NRG Energy is currently marketing its interest in several non-core assets.

     Discontinued Operations. NRG Energy has classified certain business operations, and gains/losses recognized on sale, as discontinued operations for projects that were sold or have met the required criteria for such classification pending final disposition. Accounting regulations require that continuing operations be reported separately in the income statement from discontinued operations, and that any gain or loss on the disposition of any such business be reported along with the operating results of such business. Assets classified as “discontinued operations” on our balance sheet as of September 30, 2003 include McClain and Hsin Yu. The nine months ended September 30, 2003 discontinued results of operations include our Killingholm, Hsin Yu, McClain, NLGI, and TERI projects.

     New Management. On October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. Before joining NRG Energy, Mr. Crane served as the Chief Executive Officer of London-based International Power and has over 12 years of energy industry experience. During 2003, NRG Energy also hired several key senior and middle management positions. Currently it is conducting a search for a new Chief Financial Officer and anticipates the position will be filled in the months following its emergence from bankruptcy. Upon emergence from bankruptcy, NRG Energy’s board of directors will consist of Mr. Crane and ten other individuals, six of whom will initially be designated by the members of the noteholder group serving on the creditors’ committee and four of whom will initially be designated by representatives of NRG Energy’s bank creditors.

     Independent Public Accountants; Audit Committee. PricewaterhouseCoopers LLP have been NRG Energy’s independent auditors since 1995. In connection with the appointment of a new board of directors upon emergence from bankruptcy, NRG Energy will have an audit committee consisting of independent directors. The committee will oversee NRG Energy’s independent auditor relationship and will evaluate from time to time whether NRG Energy will be best served by a change in independent auditors. The audit committee’s evaluation process is intended to ensure that NRG Energy will continue to have high-quality, cost-efficient independent auditing services.

RESULTS OF OPERATIONS

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net (Loss)/Income

     For the three months ended September 30, 2003, NRG Energy recognized a net loss after discontinued operations of $284.8 million compared to a net loss after discontinued operations of $3.1 billion for the same period in 2002.

     NRG Energy incurred impairment charges of $6.0 million for the three months ended September 30, 2003 and $2.5 billion for the same period in 2002. During the third quarter of 2003 NRG Energy cancelled its plans to re-establish fuel oil capacity at its Arthur Kill plant, which resulted in a charge of approximately $9.0 million to write-off assets under development. Offsetting this charge was a net gain of approximately $3.1 million relating to the sale of the Langage project. Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and its operational projects were impaired during the third quarter of 2002 and should be written down to fair market value. NRG Energy incurred a gain on the sale of equity method investments of $12.3 million for the three months ended September 30, 2003 resulting from the sale of its 50% interest in Mustang Station. NRG Energy incurred a write-down of equity method investments of $117.9 million for the same period in 2002. This write down was primarily due to updated market values received in response to marketing Loy Yang for possible sale and the transfer of its indirect 50% interest in SRW Cogeneration LP (SRW) to its partner in SRW, Conoco, Inc. During the three months ended September 30, 2003, NRG Energy incurred restructuring charges of $417.0 million, which primarily consisted of a $396.0 million charge recorded in connection with the resolution of the FirstEnergy Arbitration Claim. For the same period ended September 30, 2002, NRG Energy incurred restructuring charges of $17.1 million, which consisted of employee separation costs and advisor fees.

     NRG Energy incurred net income before impairment and restructuring charges and write downs of equity method investments of $125.8 million for the three months ended September 30, 2003 compared to a net loss of $449.8 million for the same period in 2002, representing an increase of $575.6 million. Equity in operating earnings of unconsolidated affiliates increased for the three months ended September 30, 2003 compared to the same period in 2002 due to favorable results at West Coast Power resulting from increased ancillary, RMR contract revenues and other revenues. The sale of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial equity losses in the prior years. NRG Energy also incurred lower interest expense. As a result of it’s bankruptcy filing, NRG Energy has ceased recording interest expense on debt where it is probable that such interest would not be paid, such as the NRG Corporate level debt (primarily bonds) and NRG Finance Company debt (construction revolver). In addition, NRG Energy reduced employee and office expenses related to work force reduction efforts, both domestically and internationally and the closure of certain offices. Outside services was lower compared to the same period in 2002 due to lower non-restructuring legal activities and reduced bad debt expense. These favorable items were offset by losses incurred on the Connecticut Standard Offer contracts due to increased market prices, contract terminations and liquidated damages triggered by NRG Energy’s financial condition and additional restructuring charges.

Operating Revenues and Equity Earnings

     For the three months ended September 30, 2003, NRG Energy had total operating revenues and equity earnings from continuing operations of $671.3 million compared to $653.3 million for the same period in 2002.

Revenues from Majority Owned Operations

     During the three months ended September 30, 2003, NRG Energy and its majority owned subsidiaries recorded revenues from majority owned operations of $608.0 million compared to $627.4 million for the same period in 2002. Revenues from majority-owned operations for the three months ended September 30, 2003, consisted primarily of power generating revenues from domestic operations of approximately $450.2 million, European operations of $32.4 million, Asia-Pacific operations of $48.2 million and Other Americas $19.4 million. In addition, NRG Energy recognized revenues from majority-owned operations from Alternative Energy, Thermal and Other Operations of $30.1 million, $27.0 million and $0.7 million, respectively.

     Revenues from majority owned operations of $608.0 million for the three months ended September 30, 2003 includes $328.1 million of energy revenues, $188.5 million of capacity revenues, $48.0 million of revenues from the alternative and thermal portfolios, $3.5 million of operating and maintenance fees, and $43.3 million of other revenues, which include financial and physical gas sales, sales from NRG Energy’s Schkopau facility and New England Power Pool reimbursements. Revenues were offset by $3.4 million of unrealized losses on derivatives. Revenues from majority owned operations decreased $19.3 million or 3.1% compared to the same period in 2002. This decrease is primarily due to lower energy revenues. Energy revenues decreased due to losses incurred on the Connecticut Standard Offer contracts as a result of increased market prices, as well as the cancellation of certain contracts in 2002. Energy revenues also decreased due to lower overall generation. Such decreases were partially offset by increased market prices and reduced unrealized losses on derivatives. The impact on revenue related to the change in the fair value of derivatives was favorable due to termination of unfavorable financial transactions in 2003.

Equity in Operating Earnings of Unconsolidated Affiliates

     Equity in operating earnings of unconsolidated affiliates for the three months ended September 30, 2003, were $63.3 million compared to $25.9 million for the same period in 2002.

     Equity in operating earnings of unconsolidated affiliates of $63.3 million for the three months ended September 30, 2003 includes $46.1 million from the domestic portfolio and $17.2 million from the international portfolio, offset by equity losses in the Other Operations portfolio. Equity in operating earnings of unconsolidated affiliates for the three months ended September 30, 2003 increased $37.4 million or 144.4%. This increase is due to favorable results at West Coast Power as compared to the same period in 2002, resulting from increased ancillary and RMR contract revenues. The sale of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial losses.

Cost of Majority-Owned Operations

     Cost of majority-owned operations was $401.3 million for the three months ended September 30, 2003, compared to $424.3 for the same period in 2002. Costs of majority-owned operations include fuel and related costs, operation and maintenance costs (O&M), property taxes and the mark-to-market of fuel and emission credits.

     Cost of majority-owned operations for the three months ended September 30, 2003 decreased $23.0 million, or approximately 5.4%, over the same period in 2002. Cost of majority-owned operations, as a percentage of revenue from majority owned operations for the three months ended September 30, 2002, was 66.0% compared to 67.6% for the same period in 2002. This decrease in expense is primarily due to decreased costs of fuel and transmission and represents a reduction in generation levels for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease in fuel and transmission expense was offset by expense related to contract terminations and liquidated damages of approximately $14.5 million triggered by NRG Energy’s financial condition. The contract terminations and liquidated damages are related to electricity and fuel transactions. Offsetting this expense was a favorable change in the fair value of NRG Energy’s energy related derivatives directly resulting from the termination of contracts. O&M expenses also increased due to increased maintenance to improve plant availability and to ensure emission compliance.

Depreciation

     Depreciation and amortization costs were $64.5 million for the three months ended September 30, 2003, compared to $64.1 million for the same period in 2002. Depreciation and amortization costs for the three months ended September 30, 2003 increased $0.4 million or 0.6%. Depreciation expense increased during 2003 primarily due to a reduction in the depreciable lives for certain Connecticut assets. The increase was offset by reduced depreciable asset values based on NRG Energy’s impairment analysis.

General, Administrative and Development

     General, administrative and development costs were $36.6 million for the three months ended September 30, 2003, compared to $65.5 million for the same period in 2002. General, administrative and development costs include non-operational labor and other employee related costs, as well as outside services, insurance, office expenses, bad debt expense and administrative support.

     General, administrative and development costs for the three months ended September 30, 2003 decreased $28.9 million or 44.1% over the same period in 2002. General, administrative and development costs, as a percentage of revenue from majority owned operations for the three months ended September 30, 2003, was 6.0% compared to 10.4% for the same period in 2002. This decrease is due to reduced employee and office expenses related to work force reduction efforts, both domestically and internationally and the closure of certain offices. In addition, outside support was lower for the three months ended September 30, 2003 as compared to the same period in 2002 due to reduced non-restructuring legal activities and lower bad debt expense. This decrease is offset by an increased property and casualty insurance costs due to increased rates.

Write Downs and (Gains)/Losses on Equity Method Investments

     Write downs and (gains)/losses on equity method investments was a gain of $12.3 million for the three months ended September 30, 2003 compared to a loss of $117.9 million for the same period in 2002.

     Write downs and (gains)/losses on equity method investments for the three month periods ended September 30, 2003 consisted primarily of the sale of Mustang Station. On July 7, 2003 NRG Energy completed the sale of its 50% interest in Mustang Station. The sale resulted in net cash proceeds of approximately $13.3 million and a net gain of approximately $12.3 million.

     Write-downs and (gains)/losses on equity method investments for the three month periods ended September 30, 2002 consisted primarily of NRG Energy’s Loy Yang project and SRW Cogeneration LP project.

     Based on a third party market valuation and bids received in response to marketing Loy Yang for possible sale, NRG Energy recorded a write down of its investment of approximately $53.6 during the third quarter of 2002. This write-down reflected management’s belief that the decline in fair value of the investment was other than temporary.

     In September 2002, NRG Energy agreed to transfer its indirect 50% interest in SRW Cogeneration LP (SRW) to its partner in SRW, Conoco, Inc. in consideration for Conoco’s agreement to terminate or assume all of the obligations of NRG Energy in relation to SRW. NRG Energy recorded a charge of approximately $49.4 million during the quarter ended September 30, 2002 to write down the carrying value of its investment due to the pending sale. The transaction closed on November 5, 2002.

Restructuring and Impairment Charges

     Restructuring and impairment charges were $423.0 million for the three months ended September 30, 2003 compared to $2.5 billion for the same period in 2002. Asset impairment charges were $6.0 million for the three months ended September 30, 2003 compared to $2.5 billion for the three months ended September 30, 2002. Restructuring costs were $417.0 million for the three months ended September 30, 2003 compared to $17.1 million for the three months ended September 30, 2002.

     Impairment charges for the three month period ended September 30, 2003 consisted of terminated construction projects and the Langage project. During the third quarter of 2003, NRG Energy cancelled its plans to re-establish fuel oil capacity at its Arthur Kill plant. This resulted in a charge of approximately $9.0 million to write-off assets under development. Offsetting this charge was the final results relating to the sale of Langage. In August 2003, NRG Energy closed on the sale of Langage to Carlton Power Limited resulting in cash proceeds of approximately $1.0 million and a net gain of approximately $3.1 million.

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and its operational projects were impaired during the third quarter of 2002 and should be written down to fair market value. NRG Energy management considered cash flow analyses, bids and offers related to those projects. These impairments of several of NRG Energy assets were recognized as impairment charges in the third quarter of 2002 Statements of Operations. See Item 1 — Note 4 to the consolidated financial statements and notes of this Form 10-Q for additional information.

     NRG Energy incurred $417.0 million of restructuring costs for the three months ended September 30, 2003 compared to $17.1 million for the same period in 2002. During the third quarter of 2003, NRG Energy recorded $396.0 million in connection with the resolution of the FirstEnergy Arbitration Claim. As a result of this resolution, FirstEnergy will retain ownership of the Lake Plant Assets and will receive an allowed general unsecured claim of $396.0 million under NRG Energy’s Plan of Reorganization submitted to the Bankruptcy Court. In accordance with SOP 90-7, this amount is recorded on the balance sheet as a prepetition liability. The remaining $21.0 million of charges incurred during the three months ended September 30, 2003 and the $17.1 million incurred during the same period in 2002 consisted primarily of employee separation costs and advisor fees.

Other (Expense) Income

     Other expense for the three months ended September 30, 2003 was $37.0 million compared to $59.6 million for the same period in 2002. Other expense for the three months ended September 30, 2003 decreased $22.6 million or 37.9% over the same period in 2002. The primary reason for the decrease in other expense is due to reduced interest expense. As a result of NRG Energy’s bankruptcy filing, NRG Energy has ceased recording interest expense on debt where it is probable that such interest would not be paid, such as the NRG Corporate level debt (primarily bonds) and NRG Finance Company debt (construction revolver).

Income Tax

     Income tax benefit/expense for the three months ended September 30, 2003 was a tax expense of $5.0 million compared to tax benefit of $96.9 million for the same period in 2002. The income tax expense for 2003 was primarily due to separate company tax liabilities. The income tax benefit for 2002 was primarily due to the increase in deferred tax assets relating to impairments recognized for financial reporting purposes. A valuation allowance was established limiting the recognition of deferred tax assets to the extent of previously-recorded deferred tax liabilities.

     Income taxes have been recorded on the basis that Xcel Energy will not be including NRG Energy in its consolidated federal income tax return following Xcel Energy’s acquisition of NRG Energy’s public shares on June 3, 2002. Since Xcel Energy has decided not to include NRG Energy in its consolidated federal income tax return, NRG Energy and each of its subsidiaries must file a separate federal income tax return. It is uncertain if NRG Energy will be able to fully realize tax benefits on net operating losses and deferred tax assets on a stand-alone basis. Consequently, a total valuation allowance of $1,384.5 million has been recorded as of September 30, 2003.

For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Net (Loss)/Income

     For the nine months ended September 30, 2003, NRG Energy recognized a net loss after discontinued operations of $905.8 million compared to a net loss after discontinued operations of $3.1 billion for the same period in 2002.

     NRG Energy incurred impairment charges of $230.0 million for the nine months ended September 30, 2003 and $2.5 billion for the same period in 2002. During second quarter of 2003, NRG Energy received unfavorable FERC orders related to NRG Energy’s Connecticut facilities, which resulted in an impairment charge of $221.5 million. Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and its operational projects were impaired during the third quarter of 2002 and should be written down to fair market value. NRG Energy incurred write downs of equity method investments of $136.7 million for the nine months ended September 30, 2003 and $127.7 million for the same period in 2002. The write downs for the nine months ended September 30, 2003 and 2002 consisted primarily of NRG Energy’s Loy Yang project and SRW Cogeneration LP project and were based on a third party market valuation and updated market values received in response to marketing Loy Yang for possible sale. During the nine months ended September 30, 2003, NRG Energy incurred restructuring charges of $491.5 million, which primarily consisted of a $396.0 million charge recorded in connection with the resolution of the FirstEnergy Arbitration Claim. For the same period ended September 30, 2002, NRG Energy incurred restructuring charges of $37.7, which consisted of employee separation costs and advisor fees.

     NRG Energy incurred a net loss before impairment and restructuring charges and write downs of equity method investments of $48.1 million for the nine months ended September 30, 2003 compared to $461.8 million for the same period in 2002, representing a decreased loss of $413.7 million. The lower net loss for 2003 is attributed to increased revenues from majority owned operations for the nine months ended September 30, 2003 compared to the same period 2002 due to higher market prices driven by higher natural gas prices and due to an increase in capacity revenues due to additional projects becoming operational in the mid part of 2002 and higher sales in New York. In addition, equity in operating earnings of unconsolidated affiliates increased for the nine months ended September 30, 2003 compared to the same period in 2002 due to favorable results at West Coast Power resulting from increased ancillary and RMR contract revenues. The sale of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial equity losses in the prior years. These favorable items were offset by losses incurred on the Connecticut Standard Offer contracts due to increased market prices, increased operating expenses, contract terminations and liquidated damages triggered by NRG Energy’s financial condition and additional restructuring charges.

Operating Revenues and Equity Earnings

     For the nine months ended September 30, 2003, NRG Energy had total operating revenues and equity earnings from continuing operations of $1.8 billion, compared to $1.7 billion for the same period in 2002.

Revenues from Majority Owned Operations

     During the nine months ended September 30, 2003, NRG Energy and its majority owned subsidiaries recorded revenues from majority owned operations of $1.6 billion, compared to $1.6 billion for the same period in 2002. Revenues from majority-owned operations for the nine months ended September 30, 2003, consisted primarily of power generating revenues from domestic operations of approximately $1.2 billion, European operations of $96.3 million, Asia-Pacific operations of $131.2 million and Other Americas $57.0 million. In addition, NRG Energy recognized revenues from majority-owned operations from Alternative Energy, Thermal and Other Operations of $68.4 million, $87.7 million and $4.6 million, respectively.

     Revenues from majority owned operations of $1.6 billion for the nine months ended September 30, 2003 includes $788.5 million of energy revenues, $504.7 million of capacity revenues, $143.6 million of alternative and thermal revenues, $29.8 million of FAS 133 revenues, $10.9 million of operating and maintenance fees, and $139.3 million of other revenues, which include financial and physical gas sales, sales from NRG Energy’s Schkopau facility and New England Power Pool expense reimbursements. Revenues from majority owned operations increased $14.0 million or 1%. This increase is due to energy revenues, capacity revenues and FAS 133 revenues. Energy revenues increased due to higher market prices driven by higher natural gas prices during the first quarter of 2003, as compared to the same period in 2002, attributable to NRG Energy’s North America operations. Capacity revenues increased due to additional projects becoming operational in the later part of 2002 and higher sales in New York. FAS 133 revenue was favorable due to termination of unfavorable financial transactions in 2003. This increase was offset by losses incurred on the Connecticut Standard Offer contracts due to increased market prices and decreased other revenues due to lower sales of natural gas.

Equity in Operating Earnings of Unconsolidated Affiliates

     Equity in operating earnings of unconsolidated affiliates for the nine months ended September 30, 2003, were $155.8 million, compared to $68.9 million for the same period in 2002.

     Equity in operating earnings of unconsolidated affiliates of $155.8 million for the nine months ended September 30, 2003 includes $114.8 million from the domestic portfolio and $43.0 million from the international portfolio, offset by equity losses in the Alternative Energy portfolio. Equity in operating earnings of unconsolidated affiliates for the nine months ended September 30, 2003 increased $86.8 million or 126% compared to the same period in 2002. This increase is due to favorable results at West Coast Power as compared to the same period in 2002, resulting from increased ancillary and RMR contract revenues and other revenues. The sale of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial losses in the prior years.

Cost of Majority-Owned Operations

     Cost of majority-owned operations was $1.2 billion for the nine months ended September 30, 2003, compared to $1.1 billion for the same period in 2002. Costs of majority-owned operations include fuel and related costs, operation and maintenance costs (O&M), property taxes and the mark-to-market of fuel and emission credits.

     Cost of majority-owned operations for the nine months ended September 30, 2003 increased $122.2 million, or approximately 11.5%, over the same period in 2002. Cost of majority-owned operations, as a percentage of revenue from majority owned operations for the nine months ended September 30, 2003, was 73.4% compared to 66.4% for the same period in 2002. This increase in expense is primarily due to contract terminations and liquidated damages of approximately $72.0 million triggered by NRG Energy’s financial condition. The contract terminations and liquidated damages are related to electricity and fuel transactions. Offsetting this expense was a favorable change in the fair value of the Company’s energy related derivatives directly resulting from the termination of these contracts. In addition, the overall cost of fuel and transmission increased as compared to the same period in 2002 due to increased fuel prices. The increase in fuel and transmission expense was offset by a decrease in generation levels. O&M expenses also increased due to increased maintenance to improve plant availability and to ensure emission compliance. Property tax expense increased due to assessments related to assets placed in service during mid 2002 and higher assessments by taxing authorities.

Depreciation

     Depreciation and amortization costs were $203.1 million for the nine months ended September 30, 2003, compared to $176.7 million for the same period in 2002, an increase of $26.4 million or 14.9%. This increase was primarily due to reducing the depreciable lives for certain Connecticut assets, which increased the depreciation expense by $13.9 million over the same period in 2002. In addition, depreciation expense increased due to completed construction projects being placed in service. Certain capitalized development costs were written-off in connection with the Loy Yang project resulting in increased expense. Amortization expense increased due to reducing the life of certain software costs. The increase in depreciation expense was partially offset due to reduced asset values based on NRG Energy’s impairment analysis.

General, Administrative and Development

     General, administrative and development costs were $128.0 million for the nine months ended September 30, 2003, compared to $171.9 million, for the same period in 2002. General, administrative and development costs include non-operational labor and other employee related costs, as well as outside services, insurance, office expenses and administrative support.

     General, administrative and development costs for the nine months ended September 30, 2003 decreased $43.9 million or 25.5% over the same period in 2002. General, administrative and development costs, as a percentage of revenue from majority owned operations for the nine months ended September 30, 2003, was 7.9% compared to 10.7% for the same period in 2002. This decrease is due to decreased costs related to work force reduction efforts, cost reductions due to the closure of certain international offices and reduced legal costs. Outside services also decreased due to less non-restructuring legal activities. Partially offsetting these favorable variances was an increase in bad debt expense within NRG Energy’s domestic and international operations.

Write Downs and (Gains)/Losses on Equity Method Investments

     Write downs and (gains)/losses on equity method investments was $136.7 million for the nine months ended September 30, 2003 compared to $127.7 million for the same period in 2002.

     Write downs and (gains)/losses on equity method investments for the nine month period ended September 30, 2003 consisted primarily of NRG Energy’s Loy Yang project. In May 2003, NRG Energy and its partners completed negotiations, which culminated into the completion of a Share Purchase Agreement to sell 100% of the project. Completion of the sale is subject to various conditions. Upon completion, the sale will result in proceeds of approximately $25.0 million to $31.0 million to NRG Energy. Consequently, NRG Energy recorded an impairment charge of approximately $140.0 million during the quarter ended June 30, 2003. This charge included approximately $61.0 million of foreign currency translation losses related to the investment in Loy Yang, as in accordance with EITF Issue No. 01-05 “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that will be Disposed of.” Offsetting this charge is a net gain of approximately $12.1 million relating to the sale of Mustang Station.

     Write-downs and (gains)/losses on equity method investments for the nine month period ended September 30, 2002 consisted primarily of NRG Energy’s Loy Yang project and SRW Cogeneration LP project.

     Based on a third party market valuation and bids received in response to marketing Loy Yang for possible sale, NRG Energy recorded a write down of its investment of approximately $53.6 during the third quarter of 2002 and an additional $57.8 million during the fourth quarter of 2002. This write-down reflected management’s belief that the decline in fair value of the investment was other than temporary.

     In September 2002, NRG Energy agreed to transfer its indirect 50% interest in SRW Cogeneration LP (SRW) to its partner in SRW, Conoco, Inc. in consideration for Conoco’s agreement to terminate or assume all of the obligations of NRG Energy in relation to SRW. NRG Energy recorded a charge of approximately $49.4 million during the quarter ended September 30, 2002 to write down the carrying value of its investment due to the pending sale. The transaction closed on November 5, 2002.

Restructuring and Impairment Charges

     Restructuring and impairment charges were $721.1 million for the nine months ended September 30, 2003 compared to $2.5 billion for the same period in 2002. Asset impairment charges were $229.6 million for the nine months ended September 30, 2003 compared to $2.5 billion for the nine months ended September 30, 2002. Restructuring costs were $491.5 million for the nine months ended September 30, 2003 compared to $37.7 million for the nine months ended September 30, 2002.

     Impairment charges for the nine month period ended September 30, 2003 consisted primarily of Devon Power LLC and Middletown Power LLC. On February 26, 2003 NRG Energy filed a proposed cost of service agreement with the Federal Energy Regulatory Commission (FERC). On April 25, 2003, the FERC issued an order that rejected the proposed fixed monthly charges, citing certain policy determinations regarding cost-of-service agreements. Considering those policy concerns, the FERC instead directed NRG Energy to recover its fixed and variable costs under a new Peaking Unit Safe Harbor (PUSH) methodology, rather than through a fixed monthly charge, for the remainder of 2003 through June 2004. Under the PUSH rules proscribed by FERC Middletown 2 and 3 could not submit PUSH bids. FERC also ordered that the regional power agencies overseeing the energy markets in Connecticut file with FERC locational capacity or deliverability requirements by March 2004 for implementation by June 1, 2004. Such agencies have not formally responded to FERC with a recommended locational capacity or deliverability proposal for use after the PUSH mechanism expires on May 31, 2004.

     The existing RMR between ISO-NE and NRG Energy covering Devon 7 and 8 terminated on September 30, 2003. On October 2, 2003, NRG filed to extend the existing RMR agreements. A number of protests have been filed and FERC has yet to act on the request to extend the agreements.

     As a result of these and other regulatory developments and changing circumstances in the second quarter, as discussed further in Item 1 — Note 4 to the consolidated financial statements of the Form 10-Q, NRG Energy deemed it necessary to review the Connecticut facilities’ cash flow models to incorporate changes to reflect the impact of FERC’s April 25, 2003 orders on PUSH pricing and update the estimated impact of future locational pricing. These revised cash flow models determined that the new estimates of pricing and cost recovery levels were not projected to provide sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, at June 30, 2003, NRG Energy recorded a $221.5 million impairment charge for Devon and Middletown.

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and its operational projects were impaired during the third quarter of 2002 and should be written down to fair market value. NRG Energy management considered cash flow analyses, bids and offers related to those projects. These impairments of several of NRG Energy assets were recognized as impairment charges in the third quarter of 2002 Statements of Operations. See Item 1 — Note 4 to the consolidated financial statements and notes of this Form 10-Q for additional information.

     NRG Energy incurred $491.5 million of restructuring costs for the nine months ended September 30, 2003. During the third quarter of 2002, NRG Energy recorded $396.0 million in connection with the resolution of the FirstEnergy Arbitration Claim. As a result of this resolution, First Energy will retain ownership of the Lake Plant Assets and will receive an allowed general unsecured claim of $396.0 million under NRG Energy’s Plan of Reorganization submitted to the Bankruptcy Court. In accordance with SOP 90-7, this amount is recorded on the balance sheet as a prepetition liability. NRG Energy also recorded approximately $42.0 million of contingent equity obligation in connection with Brazos Valley as a result of the project lenders entering into a sales agreement whereby they agreed to sell the Brazos Valley project for a lower sale price then originally estimated. This contingent equity obligation is recorded as restructuring charges. The remaining charges consisted primarily of employee separation costs and advisor fees. During second quarter of 2003, a settlement agreement with former NRG Energy executives was accepted that resulted in a lower severance cost relating to the executives. As a result, approximately $8.4 million was reversed out of the severance accrual during second quarter 2003.

     NRG Energy incurred $37.7 million of restructuring costs for the nine months ended September 30, 2002. These costs consist primarily of employee separation costs and advisor fees. During second and third quarter of 2002, NRG Energy expensed a pre-tax charge of $20.5 million and $5.7 million for expected severance costs associated with the combining of various functions of NRG Energy.

Other (Expense) Income

     Other expense for the nine months ended September 30, 2003 was $312.5 million compared to $276.2 million, for the same period in 2002. Other expense for the nine months ended September 30, 2003 increased $36.3 million or 13.1% over the same period in 2002. This increase was primarily due to an increase in interest expense, including both corporate and project level interest expense. The increase in interest expense is due to increased debt balances and the completion of certain construction projects, which resulted in a reduction in the amount of capitalized interest in 2003 compared to 2002. This increase was partially offset by ceasing to record interest expense or debt where it is probable that such interest would not be paid, such as the NRG Corporate level debt (primarily bonds) and NRG Finance Company debt (construction revolver) due to NRG Energy’s bankruptcy filing. Other expense was also adversely affected due to an unfavorable mark-to-market on certain interest rate swaps not accounted for as cash flow hedges and an unfavorable mark-to-market of the British pound sterling 160 million corporate level debt.

Income Tax

     Income tax benefit/expense for the nine months ended September 30, 2003 was a tax expense of $44.9 million compared to tax benefit of $150.8 million for the same period in 2002. The income tax expense for 2003 was primarily due to separate company tax liabilities and an increase in the valuation allowance against the deferred tax assets. An additional valuation allowance of $33 million was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a disregarded entity for federal income tax purposes. The income tax benefit for 2002 was primarily due to the increase in deferred tax assets relating to impairments recognized for financial reporting purposes. A valuation allowance was established limiting the recognition of deferred tax assets to the extent of previously-recorded deferred tax liabilities.

     Income taxes have been recorded on the basis that Xcel Energy will not be including NRG Energy in its consolidated federal income tax return following Xcel Energy’s acquisition of NRG Energy’s public shares on June 3, 2002. Since Xcel Energy has decided not to include NRG Energy in its consolidated federal income tax return, NRG Energy and each of its subsidiaries must file a separate federal income tax return. A tax saving strategy has been implemented to reduce the current taxes due for those subsidiaries with taxable income for 2003. As part of this strategy, NRG West Coast was converted to a disregarded entity so its taxable income will flow up and be offset by NRG Energy’s tax losses. This conversion was completed to reduce current tax payments for 2003. It is uncertain if NRG Energy will be able to fully realize tax benefits on net operating losses and deferred tax assets. Consequently, a valuation allowance of $1,384.5 million has been recorded as of September 30, 2003.

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

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG

Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary ( NRG Northeast) and some NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (NRG PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan is November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast Generating LLC (NRG Northeast) and NRG South Central Generating LLC (NRG South Central) and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

     The Company is in the process of reconciling recorded pre-petition liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process will be recorded as adjustments to pre-petition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments.

Cash Flows

	For the Nine Months Ended

	September 30,	June 30,
(In thousands)	2003	2002

Net cash provided by operating activities	$121,315	$388,507

     Net cash provided by operating activities for the nine months ended September 30, 2003 resulted from unfavorable operating results offset by favorable changes in working capital items, as compared to the same period in 2002. The favorable changes in working capital was due to increased accounts payable.

Net cash used by investing activities	$(160,124)	$(1,652,122)

     Net cash used by investing activities for the nine months ended September 30, 2003 was positively affected by cash proceeds received upon the sale of equity method investments and reduced capital expenditures as compared to the same period in 2002.

Net cash (used) provided by financing activities	$(24,119)	$1,433,974

     Net cash used by financing activities increased for the nine months ended September 30, 2003 compared to the same period in 2002. During the nine months ended September 30, 2003, NRG Energy borrowed less money than it did in the same period in 2002. Offsetting, NRG Energy made less principal payments in 2003 as compared to the same period in 2002 due to its deteriorating financial condition.

Off Balance-Sheet Arrangements

     As of September 30, 2003, NRG Energy does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

     In March 2000, a NRG Energy sponsored non-consolidated pass through trust issued $250 million of 8.70% certificates due March 15, 2005. Each certificate represents a fractional undivided beneficial interest in the assets of the trust. Interest is payable on the certificates semi-annually on March 15 and September 15 of each year through 2005. The sole assets of the trust consist of £160 million principal amount 7.97% Reset Senior Notes due March 15, 2020 issued by NRG Energy. Interest is payable semi-annually on the Reset Senior Notes on March 15 and September 15 through March 15, 2005, and then at intervals and interest rates established in a remarketing process. If the Reset Senior Notes are not remarketed on March 15, 2005, they must be mandatorily redeemed by NRG Energy on such date.

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

	Payments Due by Period as of September 30, 2003

					After
Contractual Cash Obligations	Total	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt	$8,506,395	$7,843,609	$103,821	$91,873	$467,092
Capital lease obligations	555,609	29,796	50,061	50,000	425,752
Operating leases	80,556	11,514	21,067	18,030	29,945

Total contractual cash obligations	$9,142,560	$7,884,919	$174,949	$159,903	$922,789

	Amount of Commitment Expiration per Period as of September 30, 2003

	Total
Other Commercial	Amounts				After
Commitments	Committed	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Lines of credit	$1,000,000	$1,000,000	—	—	—
Stand by letters of credit	88,773	88,773	—	—	—
Cash collateral calls	1,177,545	1,177,545	—	—	—
Guarantees of subsidiaries	799,636	37,000	173,557	136,126	452,953
Guarantees of NRG PMI	154,295	63,963	5,000	—	85,332

Total commercial commitments	$3,220,249	$2,367,281	$178,557	$136,126	$538,285

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships, but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new rule applies. Any difference between the net amounts of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. FIN No. 46 will be applied as required and is not expected to have a material impact on NRG Energy.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 relating to SFAS Statement No. 133 Implementation Issues and effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on NRG Energy.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on NRG Energy.

Derivative Instruments

     The tables below disclose the trading activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at September 30, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at September 30, 2003.

Trading Activity (Gains/(Losses), In thousands)

Fair value of contracts outstanding at December 31, 2002	$30,640
Contracts realized or otherwise settled during the period	(137,955)
Other changes in fair values	12,862

Fair value of contracts outstanding at September 30, 2003	$(94,453)

Fair value of contracts outstanding at June 30, 2003	$(100,637)
Contracts realized or otherwise settled during the period	(8,450)
Other changes in fair values	14,634

Fair value of contracts outstanding at September 30, 2003	$(94,453)

Sources of Fair Value (Gains/(Losses), In thousands)

	Fair Value of Contracts at Period-End

	Maturity			Maturity	Total
	Less than	Maturity	Maturity	in excess	Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value

Prices actively quoted	$(173)	$67	$—	$—	$(106)
Prices based on models & other valuation methods	4,360	(2,200)	(7,115)	(89,392)	(94,347)

	$4,187	$(2,133)	$(7,115)	$(89,392)	$(94,453)

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

     As of September 30, 2003, NRG Energy had no foreign currency exchange contracts outstanding.

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

     As of September 30, 2003, NRG Energy had no interest rate swaps outstanding.

     NRG Energy and its subsidiaries have both long and short-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2003, a 100 basis point change in the benchmark rate on NRG Energy’s variable rate debt would increase contractual interest expense by approximately $37.0 million.

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

     The estimated maximum potential three-day loss in fair value of its commodity portfolio, calculated using the VAR model is as follows:

(In millions)
September 30, 2003	$124.6
Average	153.5
High	181.5
Low	124.6
September 30, 2002	93.3
Average	78.1
High	94.1
Low	66.4

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

Item 4. Controls and Procedures

     The Chairman, Senior Vice President, General Counsel, Vice President and Treasurer and Vice President and Controller (the Certifying Officers) have evaluated NRG Energy’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG Energy in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG Energy caused by NRG Energy’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management positions and a diversion of NRG Energy financial and management resources to restructuring efforts. These circumstances detracted from NRG Energy’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. During 2003 NRG Energy has dedicated significant resources to make corrections to those control deficiencies, including hiring several key senior and middle management positions, hiring an outside consultant to review, document and suggest improvements to controls, and the implementation of new controls and procedures. NRG Energy will continue to dedicate resources to this effort over the next few months. In addition, on October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. NRG Energy is currently conducting a search for a new Chief Financial Officer and anticipates the position will be filled in the months following its emergence from bankruptcy. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG Energy as of, and for the periods presented in this report.

     NRG Energy’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures, which, subject to the disclosure in the foregoing paragraph, they believe, are adequate to provide reasonable assurance that NRG Energy assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of material legal proceedings in which NRG Energy was involved through September 30,2002, see Note 11 “Commitments and Contingencies” to NRG energy’s consolidated financial statements contained in part I, Item 1 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

     The Company has identified the following material defaults with respect to the indebtedness of the Company and its significant subsidiaries:

$350 million 8.25% Senior Unsecured Notes due 2010 issued by NRG Energy

•	Failure to make $14.4 million interest payment due on September 16, 2002

•	Failure to make $14.4 million interest payment due on March 17, 2003

•	Failure to make $14.4 million interest payment due on September 16, 2003

$250 million 8.70% Remarketable or Redeemable Securities due 2005 issued by NRG Energy Pass-Through Trust 2000-1

•	Failure to make $10.9 million interest payment due on September 16, 2002

•	Failure to make $10.9 million interest payment due on March 17, 2003

•	Failure to make $10.9 million interest payment due on September 15, 2003

$240 million 8.0% Remarketable or Redeemable Securities due 2013 issued by NRG Energy

•	Failure to make $9.6 million interest payment due on November 1, 2002

•	Failure to make $9.6 million interest payment due on May 1, 2003

$350 million 7.75% Senior Unsecured Notes due 2011 issued by NRG Energy

•	Failure to make $13.6 million interest payment due on October 1, 2002

•	Failure to make $13.6 million interest payment due on April 1, 2003

$500 million of 8.625% Senior Unsecured Notes due 2031 issued by NRG Energy

•	Failure to make $21.6 million interest payment due on October 1, 2002

•	Failure to make $21.6 million interest payment due on April 1, 2003

$300 million of 7.50% Senior Unsecured Notes due 2009 issued by NRG Energy

•	Failure to make $11.3 million interest payment due on December 1, 2002

Failure to make $11.3 million interest payment due on June 1, 2003

$250 million of 7.50% Senior Unsecured Notes due 2007 issued by NRG Energy

•	Failure to make $9.4 million interest payment due on December 15, 2002

Failure to make $9.4 million interest payment due on June 15, 2003

$340 million of 6.75% Senior Unsecured Notes due 2006 issued by NRG Energy

•	Failure to make $11.5 million interest payment due on January 15, 2003

•	Failure to make $11.5 million interest payment due on July 15, 2003

$125 million of 7.625% Senior Unsecured Notes due 2006 issued by NRG Energy

•	Failure to make $4.8 million interest payment due on February 1, 2003

•	Failure to make $4.8 million interest payment due on August 1, 2003

NRG Equity Units (NRZ) and related 6.50% Senior Unsecured Debentures due 2006 issued by NRG Energy

•	Failure to make $4.7 million interest payment due on November 16, 2002

•	Failure to make $4.7 million interest payment due on February 17, 2003

•	Failure to make $4.7 million interest payment due on May 16, 2003

•	Failure to make $4.7 million interest payment due on August 16, 2003

$1.0 billion 364-Day Revolving Credit Agreement dated March 8, 2002, among NRG Energy ABN Amro Bank NV, as Administrative Agent and the other parties

•	Failure to make $6.5 million interest payment due on September 30, 2002

•	Failure to make $18.6 million interest payment due on December 31, 2002

•	Failure to make $17.8 million interest payment due on March 31, 2003

•	Failure to make $18.0 million interest payment due on June 30, 2003

•	Failure to make $18.9 million interest payment due on September 30, 2003

•	Missed minimum interest coverage ratio of 1.75x

•	Violated minimum net tangible worth of $1.5 billion

•	Notice of default issued on February 27, 2003, rendering the debt immediately due and payable

$125 million Standby Letter of Credit Facility dated November 30, 1999, among NRG Energy, Australia and New Zealand Banking Group Limited, as Administrative Agent, and the other parties thereto

•	Missed minimum interest coverage ratio of 1.75x

•	Violated minimum net tangible worth of $1.5 billion

•	Cross default to $1.0 billion revolving line of credit agreement

•	Availability reduced to the amount outstanding, which was $103 million as of June 30, 2003

•	Failure to make $417,558 payment of LoC fees due July 31, 2003

•	Failure to make $218,000 interest payment on drawn amount due July 1, 2003

$2.0 billion Credit Agreement, dated May 8, 2001 among NRG Finance Company I LLC, Credit Suisse First Boston as Administrative Agents, and the other parties thereto

•	Failure to make $46.9 million in combined interest payments as of March 31, 2003

•	Failure to fund equity obligations for construction

•	Failure to post collateral requirements due under equity support agreement

•	Acceleration of debt on November 6, 2002, rendering the debt immediately due and payable

$325 million Series A floating rate Senior Secured Bonds due 2019 issued by NRG Peaker Finance Company LLC

•	Failure to remove liens placed on one of the project company assets

•	A cross default resulting from failure by NRG Energy to make payments of principal, interest and other amounts due on NRG Energy’s debt for borrowed money in excess of $50 million in the aggregate

•	Notice of default issued on October 22, 2002

•	Acceleration of debt on May 13, 2003, rendering the debt immediately due and payable

$500 million of 8.962% Series A-1 Senior Secured Notes due 2016 issued by NRG South Central Generating LLC

•	Failure to make $20.2 million interest and $12.8 million principal payment due on September 16, 2002

•	Failure to make $12.8 million principal payment due on March 17, 2003

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$300 million 9.479% Series B-1 Senior Secured bonds due 2024 issued by NRG South Central Generating LLC

•	Failure to make $14.2 million interest payment due on September 16, 2002

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$320 million of 8.065% Series A Senior Secured Bonds due 2004 issued by NRG Northeast Generating LLC

•	Failure to make $53.5 million principal payment on December 15, 2002

•	Failure to fund debt service reserve account

•	Failure to make $17.5 million principal payment due June 15, 2003

$130 million of 8.824% Series B Senior Secured Bonds due 2015 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$300 million of 9.29% Series C Senior Secured Bonds due 2024 issued by NRG Northeast Generating LLC

•	Failure to fund debt service reserve account

$580 million Loan Agreement dated June 25, 2001, as amended, among MidAtlantic Generating LLC, JP Morgan Chase Bank, as Administrative Agent, and the other parties thereto

•	Failure to fund the debt service reserve account

$554 million, Credit and Reimbursement Agreement dated November 12, 1999, as amended, between, LSP Kendall Energy LLC, Societe General, as Administrative Agent and the other parties thereto

•	Liens placed against project assets

$181 million Loan Agreement dated November 30, 2001, as amended, between McClain LLC and Westdeutsche Landesbank Girozentrale, as Administrative Agent

•	Failure to fund the debt service reserve account

•	Failure to comply with revenue allocation procedures under Article 3 of the Energy Management Services Agreement

     In addition to the foregoing, there may be technical defaults with respect to these or other NRG Energy debt instruments. Further, defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Energy debt instruments.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Amended and Restated Key Executive Retention, Restructuring Bonus and Severance Agreement between NRG Energy and Scott J. Davido.

31	Section 302 Certifications

32	Section 906 Certification

     (b) Reports on Form 8-K:

     NRG Energy filed reports on Form 8-k on the following dates during the quarter ended September 30, 2003: August 27, 2003

Cautionary Statement Regarding Forward Looking Information

     The information presented in this annual report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG Energy believes that the expectations expressed in such forward-looking statements are reasonable, NRG Energy can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	NRG Energy’s ability to borrow additional funds and access capital markets;

•	NRG Energy’s substantial indebtedness and the possibility that NRG Energy may incur additional indebtedness going forward;

•	Restrictions on the ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy contained in the debt agreements of certain of NRG Energy’s subsidiaries and project affiliates generally;

•	Volatility of energy and fuel prices and the possibility that NRG Energy will not have sufficient working capital and collateral to post performance guarantees or margin calls to mitigate such risks or manage such volatility;

•	Reduced competition in the power generation industry as regulators in certain markets advocate and allow utilities and utility holding companies to transfer unprofitable generation assets from non-utility entities to regulated utility entities (where costs can be recovered through regulated cost-of-serve rates);

•	Certain of NRG Energy’s prepetition creditors may receive NRG Energy common stock upon NRG Energy’s emergence from bankruptcy and will have the right to select NRG Energy’s board members and influence certain aspects of NRG Energy’s business operations;

•	The condition of the capital markets generally, which will be effected by interest rates, foreign currency fluctuations and general economic conditions;

•	Changes in the wholesale power market, including reduced liquidity which may limit opportunities to capitalize on short-term price volatility;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG Energy has a financial interest;

•	Changes in government regulation, including but not limited to pending changes of market rules, market structures, rates, tariffs, environmental regulations, and regulatory compliance requirements imposed by the Federal Energy Regulatory Commission (FERC), state commissions, other state regulatory agencies, the Environmental Protection Agency (EPA), the National Electric Reliability Council (NERC) or other regulatory or industry bodies;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including claims which are not discharged in the bankruptcy proceedings and claims arising after the date of NRG Energy’s bankruptcy filing;

•	The impact of the bankruptcy proceedings on NRG Energy’s operations going forward, including the impact on NRG Energy’s ability to negotiate favorable terms with suppliers, customers, landlords and others.

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, or “FASB,” the SEC, the FERC and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related or other damage to facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Large energy blackouts, such as the blackout that impacted parts of the northeastern United States and Canada during the middle of August 2003, which have the potential to reduce NRG Energy’s revenue collection, increase NRG Energy’s costs and engender enhanced federal and state regulatory requirements;

•	NRG Energy’s inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to NRG Energy;

•	Failure of customers and suppliers to perform under agreements, including failure to deliver procured commodities and services and failure to remit payment as required and directed, especially in instances where NRG Energy is relying on single suppliers or single customers at a particular facility;

•	Employee workforce factors including the hiring and retention of key executives, including NRG Energy’s new CEO, collective bargaining agreements with union employees, or work stoppages;

•	Factors associated with various investments including partnership actions, competition, operating risks, dependence on certain suppliers and customers and domestic and foreign environmental and energy regulations;

•	Limitations on NRG Energy’s ability to control projects in which NRG Energy has less than 100% interest;

•	Uncertainties affecting the financial projections prepared in connection with the bankruptcy;

•	Risks associated with timely completion of capital improvement and re-powering projects, including supply interruptions, work stoppages, labor disputes, social unrest, weather interferences, unforeseen engineering, environmental or geological problems and unanticipated cost overruns;

•	Failure to sell certain assets in the amounts and on the timetable assumed, including failure to timely satisfy the closing conditions contained in the definitive agreements for the sale of projects but not yet closed, many of which are beyond NRG Energy’s control;

•	Effects of political, regulatory and legal conditions on our international operations;

•	Acts of terrorism both in the United States and internationally; and

•	Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents.

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

Date: November 13, 2003