Form 10-Q/A
period 2003-09-30
NRG ENERGY INC
filed 2003-12-10
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

TABLE OF CONTENTS

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003 to reclassify out of reorganization items to legal settlement a $396 million charge recorded during the third quarter of 2003 in the Consolidated Statements of Operations related to the resolution of the FirstEnergy Arbitration Claim.

Additional disclosure changes have also been made to reflect the corresponding changes that result from the above noted reclassification adjustment. The adjustment is a reclassification only and has no effect on the results of operations or total stockholders deficit as previously reported. Additionally, Note 20 has been included to provide disclosures regarding NRG Energy’s bankruptcy proceedings through the date of the filing of this Form 10-Q/A.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)

	(In thousands)

Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$608,009	$627,352	$1,616,869	$1,602,859

Equity in earnings of unconsolidated affiliates	63,272	25,920	155,758	68,916

Total operating revenues and equity earnings	671,281	653,272	1,772,627	1,671,775

Operating Costs and Expenses

Cost of majority-owned operations	401,290	424,251	1,186,241	1,064,021

Depreciation and amortization	64,476	64,141	203,050	176,686

General, administrative and development	36,609	65,463	128,010	171,855

Write downs and (gains) losses on sales of equity method investments	(12,310)	117,869	136,717	127,715

Legal settlement	396,000	—	396,000	—

Reorganization items	20,698	—	27,032	—

Restructuring and impairment charges	6,252	2,487,746	298,019	2,533,670

Total operating costs and expenses	913,015	3,159,470	2,375,069	4,073,947

Operating (Loss)	(241,734)	(2,506,198)	(602,442)	(2,402,172)

Other Income (Expense)

Minority interest in earnings of consolidated subsidiaries	(1,166)	(637)	(2,415)	(1,317)

Other income (expense), net	6,090	7,464	7,316	14,441

Restructuring interest income	478	—	608	—

Interest expense	(42,367)	(66,470)	(317,984)	(289,346)

Total other expense	(36,965)	(59,643)	(312,475)	(276,222)

Loss From Continuing Operations Before Income Taxes	(278,699)	(2,565,841)	(914,917)	(2,678,394)

Income Tax Expense (Benefit)	4,991	(96,905)	44,864	(150,755)

Loss From Continuing Operations	(283,690)	(2,468,936)	(959,781)	(2,527,639)

(Loss)/ Income on Discontinued Operations, Net of Income Taxes	(1,104)	(586,458)	53,954	(595,570)

Net Loss	$(284,794)	$(3,055,394)	$(905,827)	$(3,123,209)

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002

	(In thousands)

ASSETS

Current Assets

Cash and cash equivalents	$292,644	$381,514

Restricted cash	487,644	277,489

Accounts receivable — trade, less allowance for doubtful accounts of $11,069 and $18,163	383,631	273,944

Current portion of notes receivable — affiliates	—	2,442

Current portion of notes receivable	1,639	3,000

Income tax receivable	19,092	4,320

Inventory	255,803	265,585

Derivative instruments valuation	543	28,791

Prepayments and other current assets	166,952	138,567

Current assets — discontinued operations	35,842	119,509

Total current assets	1,643,790	1,495,161

Property, Plant and Equipment

In service	6,364,407	6,499,685

Under construction	460,989	623,750

Total property, plant and equipment	6,825,396	7,123,435

Less accumulated depreciation	(771,613)	(602,712)

Net property, plant and equipment	6,053,783	6,520,723

Other Assets

Equity investments in affiliates	954,602	884,263

Notes receivable, less current portion — affiliates	168,185	206,308

Notes receivable, less current portion	813,006	778,945

Intangible assets, net of accumulated amortization of $25,126 and $22,110	72,424	76,639

Debt issuance costs, net of accumulated amortization of $62,143 and $49,670	140,119	136,346

Derivative instruments valuation	80,543	90,766

Other assets, net of accumulated amortization of $4,095 and $4,250	34,866	24,810

Non-current assets — discontinued operations	213,454	678,822

Total other assets	2,477,199	2,876,899

Total Assets	$10,174,772	$10,892,783

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

(Unaudited)

	September 30,	December 31,
	2003	2002

	(In thousands)

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

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT)/ EQUITY

For the Three Months Ended September 30, 2003 and September 30, 2002
(Unaudited)

							Accumulated
	Class A						Other
	Common		Common		Additional		Comprehensive	Total
					Paid-in	Retained	Income	Stockholder’s
	Stock	Shares	Stock	Shares	Capital	(Deficit)/Earnings	(Loss)	Deficit

	(In thousands)

Balances at June 30, 2002	$—	—	$—	—	$2,227,692	$567,534	$(9,306)	$2,785,920

Net Loss						(3,055,394)		(3,055,394)

Foreign currency translation adjustments and other							(34,598)	(34,598)

Deferred unrealized loss on derivatives, net							(22,588)	(22,588)

Comprehensive loss for the three months ended September 30, 2002								(3,112,580)

Balances at September 30, 2002, as restated	$—	—	$—	—	$2,227,692	$(2,487,860)	$(66,492)	$(326,660)

Balances at June 30, 2003	$—	—	$—	—	$2,227,692	$(3,449,966)	$(56,072)	$(1,278,346)

Net Loss						(284,794)		(284,794)

Foreign currency translation adjustments and other							(3,133)	(3,133)

Deferred unrealized gain on derivatives, net							35,056	35,056

Comprehensive loss for the three months ended September 30, 2003								(252,871)

Balances at September 30, 2003	$—	—	$—	—	$2,227,692	$(3,734,760)	$(24,149)	$(1,531,217)

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT)/ EQUITY

For the Nine Months Ended September 30, 2003 and September 30, 2002
(Unaudited)

	Class A						Accumulated
	Common		Common		Additional	Retained	Other	Total
					Paid-in	(Deficit)/	Comprehensive	Stockholder’s
	Stock	Shares	Stock	Shares	Capital	Earnings	Income (Loss)	Deficit

	(In thousands)

Balances at December 31, 2001	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129

Net Loss						(3,123,209)		(3,123,209)

Foreign currency translation adjustments and other							53,304	53,304

Deferred unrealized loss on derivatives, net							(5,607)	(5,607)

Comprehensive loss for the nine months ended September 30, 2002								(3,075,512)

Contribution from parent					502,874			502,874

Issuance of common stock, net			6	591	8,843			8,849

Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991

Balances at September 30, 2002, as restated	$—	—	$—	—	$2,227,692	$(2,487,860)	$(66,492)	$(326,660)

Balances at December 31, 2002	$—	—	$—	—	$2,227,692	$(2,828,933)	$(94,958)	$(696,199)

Net Loss						(905,827)		(905,827)

Foreign currency translation adjustments and other							87,734	87,734

Deferred unrealized loss on derivatives, net							(16,925)	(16,925)

Comprehensive loss for the nine months ended September 30, 2003								(835,018)

Balances at September 30, 2003	$—	—	$—	—	$2,227,692	$(3,734,760)	$(24,149)	$(1,531,217)

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

		2002
	2003	(Restated)

	(In thousands)

Cash Flows from Operating Activities

Net loss	$(905,827)	$(3,123,209)
Adjustments to reconcile net loss to net cash provided (used) by operating activities

Undistributed equity in earnings of unconsolidated affiliates	(47,500)	(15,344)

Depreciation and amortization	211,201	207,751

Amortization of deferred financing costs	14,306	20,463

Deferred income taxes and investment tax credits	18,502	(186,300)

Minority interest	2,010	(26,791)

Unrealized gains on energy contracts	(12,500)	(47,747)

Asset impairment	353,871	3,156,610

Write down and (gains)/loss on sale of equity method investments	136,531	122,037

(Gain)/loss on sale of discontinued operations	(217,920)	17,099

Amortization of assumed out of market power contracts	—	(34,949)
Cash provided (used) by changes in certain working capital items, net of acquisition effects

Accounts receivable	(103,377)	(96,779)

Accounts receivable — affiliates	—	(8,478)

Accrued income taxes	(16,495)	24,510

Inventory	12,314	64,965

Prepayments and other current assets	(28,748)	(50,280)

Accounts payable	618,099	281,102

Accounts payable — affiliates	36,571	—

Accrued property, sales and other taxes	1,733	4,708

Accrued salaries, benefits and related costs	(10,605)	(32,257)

Accrued interest	129,585	75,266

Other current liabilities	(118,365)	24,041

Cash used by changes in other assets and liabilities	47,929	12,089

Net Cash Provided by Operating Activities	121,315	388,507

Cash Flows from Investing Activities

Proceeds on sale of discontinued operations	1,011	—

Proceeds from sale of equity method investments	102,546	29,313

Proceeds on sale of subsidiaries	1,000	—

Investments in equity method investments and projects	(369)	(35,402)

Decrease/(increase) in notes receivable (net)	9,450	(189,698)

Capital expenditures	(85,635)	(1,391,019)

Increase in restricted cash	(188,127)	(65,316)

Net Cash Used by Investing Activities	(160,124)	(1,652,122)

Cash Flows from Financing Activities

Proceeds from issuance of stock, net	—	4,065

Net borrowings under line of credit agreements	—	790,000

Proceeds from issuance of long-term debt, net	43,797	1,251,530

Deferred debt issuance costs	(17,843)	—

Capital contributions from parent	—	500,000

Principal payments on short and long-term debt	(50,073)	(1,111,621)

Net Cash (Used) Provided by Financing Activities	(24,119)	1,433,974

Change in Cash from Discontinued Operations	26,595	18,325

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(52,537)	31,813

Net (Decrease) Increase in Cash and Cash Equivalents	(88,870)	220,497

Cash and Cash Equivalents at Beginning of Period	381,514	105,405

Cash and Cash Equivalents at End of Period	$292,644	$325,902

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Certain prior-year amounts have been reclassified for comparative purposes. As previously disclosed in NRG Energy’s 10-K filed on March 31, 2003, NRG Energy’s results of operations for the three and nine months ended September 30, 2002 have been restated to reflect the impairment of Somerset Power and Bayou Cove Peaking Power. The effect of these restatements are disclosed in Note 20. In addition, NRG Energy’s results of operations for the three and nine months ended September 30, 2003 have been restated to reclassify $396 million from reorganization items to legal settlement in the consolidated statements of operations.

1.	Restructuring Activities

      During 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poor’s (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca at Moody’s.

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Debtors’ Condensed Combined Statement of Operations

	For the Three	For the Period from
	Months Ended	May 15, 2003 to
	September 30, 2003	September 30, 2003
	(Restated)	(Restated)

	(In thousands)

Operating revenue	$335,344	$523,412

Operating costs and expenses	753,979	964,796

Reorganization items	20,299	26,633

Operating loss	(438,934)	(468,017)

Equity in income (losses) of non-Debtor subsidiaries	170,959	(40,100)

Restructuring interest income	478	608

Other Expense	(16,608)	(12,340)

Pretax loss	(284,105)	(519,849)

Income tax (benefit) expense	(545)	621

Loss from continuing operations	(283,560)	(520,470)

Loss from discontinued operations, net of tax	(301)	(301)

Net loss	$(283,861)	$(520,771)

Debtors’ Condensed Combined Balance Sheet

September 30, 2003

(In thousands)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Debtors’ Condensed Combined Statement of Cash Flows

For the Period from
May 15, 2003 to
September 30, 2003

(In thousands)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(In thousands)

Operating revenue	$38,817	$224,075	$102,944	$629,344

Operating & other expenses	38,969	812,721	237,508	1,218,192

Pretax loss from operations of discontinued components	(152)	(588,646)	(134,564)	(588,848)

Income tax expense/(benefit)	328	(3,024)	(414)	(3,788)

Loss from operations of discontinued components	(480)	(585,622)	(134,150)	(585,060)

Disposal of discontinued components gain (loss) — net of income taxes	(624)	(836)	188,104	(10,510)

Net income (loss) on discontinued operations	$(1,104)	$(586,458)	$53,954	$(595,570)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Power Generation

	North	Asia
September 30, 2003	America	Pacific	Total

	(In thousands)

Current portion of long-term debt	$—	$86,546	$86,546

Accounts payable — trade	155	25,413	25,568

Other current liabilities	857	368	1,225

Current liabilities — discontinued operations	$1,012	$112,327	$113,339

Long-term debt	$—	$3,883	$3,883

Deferred income tax	—	4,909	4,909

Payable to contractors	—	4,389	4,389

Other accrued liabilities	—	4,400	4,400

Other non-current liabilities	—	5,192	5,192

Non-current liabilities — discontinued operations	$—	$22,773	$22,773

Financing debt — subject to compromise	$156,509	$—	$156,509

Other liabilities — subject to compromise	2,601	—	2,601

Liabilities — discontinued operations — subject to compromise	$159,110	$—	$159,110

The disclosure below has been updated to reflect discontinued components as of September 30, 2003. The North America segment includes the McClain project. The Europe segment includes the Killingholme

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.	Restructuring and Impairment Charges and Legal Settlement

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

      Restructuring and impairment charges and legal settlement costs included in operating expenses in the Consolidated Statement of Operations include the following:

	Three Months Ended		Nine Months Ended
	September 30, 2003	Three Months Ended	September 30, 2003	Nine Months Ended
	Restated	September 30, 2002	Restated	September 30, 2002

	(In thousands)
Impairment charges	$5,958	$2,470,656	$229,564	$2,496,001
Legal settlement	396,000	—	396,000	—
*Reorganization items	20,698	—	27,032	—
*Restructuring charges	294	17,090	68,455	37,669

Total	$422,950	$2,487,746	$721,051	$2,533,670

*Total reorganization items and restructuring charges for periods indicated	$20,992	$17,090	$95,487	$37,669

Impairment Charges

      Impairment charges included the following for the three months ended September 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

	(In thousands)
Arthur Kill Power, LLC	Terminated	$9,049	Projected cash flows
Langage (UK)	Sold	(3,091)	Realized gain upon sale

Total Impairment Charges		$5,958

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Impairment charges included the following for the nine months ended September 30, 2003:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

	(In thousands)

Devon Power LLC	Operating at a loss	$64,198	Projected cash flows

Middletown Power LLC	Operating at a loss	157,323	Projected cash flows

Arthur Kill Power, LLC	Terminated	9,049	Projected cash flows

Langage (UK)	Terminated	(3,091)	Realized gain

Other	Terminated	2,085

Total Impairment Charges		$229,564

      Impairment charges included the following for the three months ended September 30, 2002:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)

Nelson	Terminated	$619,768	Similar asset prices

Pike	Terminated in bankruptcy	528,654	Similar asset prices

Bourbonnais	Terminated	269,649	Similar asset prices

Meriden	On hold	180,318	Similar asset prices

Brazos Valley	Foreclosure	102,900	Projected cash flows

Kendall, Batesville & other expansion projects	Terminated	147,053	Similar asset prices

Langage (UK)	Terminated	43,828	Estimated market price

Turbines & other costs	Construction on hold	308,651	Similar asset prices

Audrain	Operating at a loss	66,142	Projected cash flows

Bayou Cove	Operating at a loss	126,528	Projected cash flows

Somerset	Operating at a loss	49,289	Projected cash flows

Other	Operating at a loss	27,876	Projected cash flows

Total Impairment Charges		$2,470,656

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Impairment charges included the following for the nine months ended September 30, 2002:

		Pre-tax
Project Name	Project Status	Charge	Fair Value Basis

		(In thousands)

Nelson	Terminated	$619,768	Similar asset prices

Pike	Terminated	528,654	Similar asset prices

Bourbonnais	Terminated	269,649	Similar asset prices

Meriden	On hold	180,318	Similar asset prices

Brazos Valley	Foreclosure in process	102,900	Projected cash flows

Kendall, Batesville & other expansion projects	Terminated	147,053	Similar asset prices

Langage (UK)	Terminated	43,828	Estimated market price

Turbines & other costs	Construction on hold	308,651	Similar asset prices

Audrain	Operating at a loss	66,142	Projected cash flows

Bayou Cove	Operating at a loss	126,528	Projected cash flow

Somerset	Operating at a loss	49,289	Projected cash flow

Other	Operating at a loss	53,221	Projected cash flows

Total Impairment Charges		$2,496,001

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Restructuring Charges

      NRG Energy incurred total restructuring charges of approximately $0.3 million and $68.5 million for the three and nine months ended September 30, 2003. NRG Energy incurred total restructuring costs of approximately $17.1 million and $37.7 million for the three and nine months ended September 30, 2002. These costs consist of employee separation costs and advisor fees..

      NRG Energy incurred approximately $20.7 million and $27.0 million of reorganization items related to professional and advisors fees for the three and nine months ended September 30, 2003, respectively.

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Legal Settlement

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

5.	Write Downs and (Gains) Losses on Sales of Equity Method Investments

      Write downs and (gains) losses on sales of equity method investments recorded in operating expenses in the consolidated statement of operations includes the following:

	(Income)/Loss	(Income)/Loss	(Income)/Loss	(Income)/Loss
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In thousands)

NEO Corporation — Minnesota Methane	$—	$—	$12,257	$5,678

Kondapalli	—	—	(519)	—

ECKG	—	—	(2,869)	—

Loy Yang	—	53,590	139,972	53,590

Mustang	(12,310)		(12,124)

Energy Development Limited (EDL)		14,287		14,287

Sabine River Works		49,392		49,392

Mt. Poso		600		600

Collinsville Power Station	—	—	—	4,168

Total write downs and (gains) losses of equity method investments	$(12,310)	$117,869	$136,717	$127,715

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

West Coast Power LLC Summarized Financial Information

      The following table summarizes financial information for West Coast Power LLC, including interests owned by NRG Energy and other parties for the periods shown below:

Results of Operations

	Three	Three	For the	For the
	Months	Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In millions)

Operating revenues	$308	$288	$834	$688

Operating income	$67	$38	$204	$119

Net income (pre-tax)	$74	$24	$205	$98

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Financial Position

	September 30,	December 31,
	2003	2002

	(In millions)

Current assets	$236	$255

Other assets	497	532

Total assets	$733	$787

Current liabilities	$54	$112

Other liabilities	—	34

Equity	679	641

Total liabilities and equity	$733	$787

8.	Short Term Debt and Long Term Debt

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

     NRG Energy Bank Debt

      NRG Energy has a $1.0 billion unsecured 364-day revolving line of credit. As of September 30, 2003 the outstanding balance was $1.0 billion, unchanged from the December 31, 2002 balance. As of September 30, 2003, the interest rate on such outstanding advances was 7.0% plus a 0.5% facility fee per year. The credit facility matured fully drawn on March 7, 2003. NRG Energy failed to make a first-quarter payment of $19.3 million, failed to make a second quarter payment of $18.0 million and failed to make a third quarter payment of $18.9 million relating to interest and fees on the facility.

      As a result of NRG Energy’s bankruptcy filing, NRG Energy has classified the revolving line of credit as a prepetition obligation subject to compromise and has ceased recording accrued interest, as it is not probable

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      The amount available under the DIP Facility may vary from time to time, depending on valuations of the collateral securing the DIP Facility and GECC’s right to set aside certain reserves. The DIP Facility currently permits the DIP Borrowers to borrow up to $210 million. The total availability may increase to $250 million upon the occurrence of certain subsequent events. A final order approving the DIP Facility was entered by the Bankruptcy Court on July 24, 2003. Such order provides, among other things, that the borrowers may not use DIP funds or cash collateral to make disbursements to, or for the benefit of the Connecticut Light and Power Company, unless further agreed to by GECC, the DIP lender, the Official Committee of Unsecured Creditors of NRG Energy, Inc. et al. and the informal committee of holders of the three series of Senior Secured Bonds issued by NRG Northeast Generating LLC, or further order of the Bankruptcy Court.

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      As of September 30, 2003, the nature and details of NRG Energy’s subsidiary guarantees, excluding guarantees of NRG PMI obligations and cash collateral calls were as follows:

NRG Energy Inc. Guarantee Obligations as of September 30, 2003

	Guarantee/Maximum
Project/Subsidiary	Exposure	Nature of Guarantee	Expiration Date	Triggering Event

	(In thousands)
Able Acquisition Co.	Indeterminate	Performance Under	None stated	Non-performance
(First Energy Acquisition)		Asset Sales Agreement
Astoria/ Arthur Kill	Indeterminate	Performance Under Swaption Agreement	None stated	Non-performance
Audrain	Indeterminate	Payment Obligations of Municipal Bonds	December 1, 2023	Non-payment
Bourbonnais/ Hardee	$44,125	Turbine Purchase Obligation	October 1, 2007	Non-performance
Brazos Valley	$7,600	Interconnection Agreement Obligation	Upon Completion of the Interconnect	Non-performance of Subsidiary Obligations
Bulo Bulo	$8,000	Obligations Under Share Purchase Agreement	December 1, 2007	Non-performance of Subsidiary Obligations
Cahua S.A.	$5,258	Obligations Under Three Separate Credit Agreement	Undetermined	Default Under Terms of Credit Agreement
CL&P SOS	$37,000	Obligation Under Standard Offer Service Agreement	December 2003	Non-performance
Csepel	$50,000	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
ECKG	$22,250	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations
Elk River/ Newport	$25,790	Obligation Under Bond Arrangement with NSP	Undetermined	Non-payment of Affiliate Obligation
Enfield	$3,751	Guarantee of Debt Service Reserve Amount	December 13, 2007	Non-performance of Subsidiary Obligations
Entrade	$8,000	Obligations Under Share Purchase Agreement	December 13, 2007	Non-performance of Subsidiary Obligations

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Guarantee/Maximum
Project/Subsidiary	Exposure	Nature of Guarantee	Expiration Date	Triggering Event

	(In thousands)
Flinders	$8,257	Fund Superannuation (pension) reserve	September 8, 2012	Credit Agreement default
Flinders	$47,691	Debt service reserve guarantee	September 8, 2012	Credit Agreement default
Flinders	$51,098	Plant Removal and Site Remediation Obligation	Undetermined, at end of site lease	Non-performance
Flinders	$50,144	Guarantee of Employee Separation Benefits	None stated	Non-payment
Flinders (Flinders Osborne Trading)	$173,422	Guarantee of Obligation to Purchase Gas	None stated	Non-payment
Flinders (Flinders Osborne Trading)	Indeterminate	Indemnification of Government Entity for Payment for Power and Fuel	Fourth Quarter 2018	Non-payment
Gladstone	$21,923	Payment of Penalties in the Event of an Extraordinary Operational Breach	None stated	Non-performance
Gladstone	Indeterminate	Obligations Under Credit Agreement	March 31, 2009	Non-performance
Hsin Yu	$34,460	Obligations Under Share Purchase Agreement	None stated	Non-performance
Ilion	$13,200	Lease Payments	March 25, 2011	Non-payment
Killingholme	$134,087	Guarantees and Indemnifications Associated with Purchase of the Project	November 1, 2006	Credit Agreement default
NRG McClain LLC	Indeterminate	Payments Due Under Turbine Service Agreement	2015	Cancellation of Turbine Service Agreement
MIBRAG	Indeterminate	Guarantee of Share Purchase Agreement	None stated	Non-performance
Mid-Atlantic (Conectiv)	$2,400	Site Remediation Obligation	None stated	Non-performance
LSP Nelson LLC	$30,670	Obligation to Fund Liquidated Damages no Paid by EPC Contractor	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Nelson LLC	Indeterminate	Payment of Cost Overruns Caused by Force Majeure During Construction	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
NEO California Power LLC	$10,206	Guarantee of Power Delivery Obligations	None stated	Non-performance
NRG Finance Co.	Indeterminate	Interest Payments to Lenders if Borrower has Insufficient Funds to Pay Current Interest	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Pike Energy LLC	$8,800	Liquidated Damages	May 8, 2006 (Expiration of Construction Revolver)	Non-payment

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Guarantee/Maximum
Project/Subsidiary	Exposure	Nature of Guarantee	Expiration Date	Triggering Event

(In thousands)
LSP Pike Energy LLC	Indeterminate	Guarantee of Performance of EPC Contractor	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Pike Energy LLC	Indeterminate	Guarantee of Payment of Cost Overruns	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
LSP Pike Energy LLC	Indeterminate	Guarantee of Payments for Cost Overruns Under the Water Plan	May 8, 2006 (Expiration of Construction Revolver)	Non-payment
Saguaro	$754	Guarantee of Tax Indemnity Payments	Undetermined	Non-payment
SLAP I	Indeterminate	Guarantee of Subscription Agreement in Favor of Scudder Latin American Power I-P LDC & I-C LDC	None stated	Non-performance
West Coast LLC	$750	Guarantee of Environmental Clean Up Costs Continuing Obligations Under Asset	None stated	Non-performance
West Coast LLC (CP I)	Indeterminate	Sales Agreement and Related Contracts (shared with Dynegy)	None stated	Non-performance

NRG Energy, Inc.’s Cash Collateral Obligations as of September 30, 2003

	Cash Collateral	Nature of
Project/Subsidiary	Amount	Collateral Call	Expiration Date	Triggering Event

	(In thousands)
Brazos Valley	$75,527	Equity Infusion	December 1, 2006	Non-payment
Killingholme	$24,160	Debt Service Reserve Guarantee	None Stated	Non-payment
McClain LLC	$4,589	Debt service reserve guarantee	November 1, 2006	Credit Agreement default
Mid-Atlantic (Conectiv)	$23,163	Debt service reserve guarantee	November 13, 2005	Credit Agreement default
Northeast Generating LLC(*)	$39,423	Debt service reserve guarantee	2004, 2015, 2024 Upon Bond Repayments	Credit Agreement default
NRG Finance Company I LLC	$842,500	Obligation to Make Equity Infusion	None stated	Non-payment
Peaker Finance Co	$34,500	Penalty for Early Termination	June 18, 2019	Non-performance
Peaker Finance Co	$30,380	Shortfall in Revenue	June 18, 2019	Non-performance

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Cash Collateral	Nature of
Project/Subsidiary	Amount	Collateral Call	Expiration Date	Triggering Event

	(In thousands)
Peaker Finance Co	$6,500	Late Completion of a Project	December 31, 2003	Non-performance
South Central Generating LLC(**)	$40,203	Fund Debt Service Reserve in the Event of Payment Default	2016 and 2024 Upon Bond Repayment	Credit Agreement default
RG Turbines LLC	$56,600	If Insufficient Funds in Construction Revolver, NRG Energy Must Fund all Remaining Turbine Payments	May 8, 2006 (Expiration of Construction Revolver)	Credit Agreement default

      Recourse provisions for each of the guarantees above are to the extent of their respective liability. Absent an explicit cap per the respective guarantee, maximum exposure amounts project potential maximum exposure. Indeterminate amounts reflect those guarantees with no explicit cap amount. Additionally, no assets are held as collateral for any of the above guarantees.

*	The cash collateral amount for NRG Northeast Generating LLC reflects the six-month forward principal and interest payment due on June 16, 2003 per the bond indenture. This amount excludes the outstanding principal payment of $53.5 million that was due on December 16, 2002. Further, this amount excludes any adjustments to interest related to the missed principal payment.

**	The cash collateral amount for NRG South Central Generating LLC reflects the six-month forward principal and interest payment due on September 15, 2003 per the bond indenture. This amount excludes the outstanding principal payment of $12.8 million that was due on September 16, 2002 as well as the outstanding principal payment of $12.8 million that was due on March 17, 2003. Further, this amount excludes any adjustments to interest related to the missed principal payments.

10.	Segment Reporting

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

corporate charges (primarily interest expense) that have not been allocated to the operating segments. Segment information for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the Three Months Ended September 30, 2003
	Power Generation

	North		Asia	Other
	America	Europe	Pacific	Americas

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$450,219	$32,462	$48,170	$19,397

Equity in earnings/(losses) of unconsolidated affiliates	46,225	8,181	8,407	593

Total operating revenues and equity earnings	496,444	40,643	56,577	19,990

Write downs and (gains)/losses on equity method investments	(12,310)	—	—	—

Reorganization items	1,266	—	—	—

Legal settlement	—	—	—	—

Restructuring and impairment charges	8,622	(3,311)	(685)	906

Net Income (Loss) from continuing operations	67,070	19,623	9,732	2,616

Net Income (Loss) from discontinued operations	(1,084)	1	604	—

Net Income (Loss)	65,986	19,624	10,336	2,616

Balance Sheet Total assets	$6,990,454	$757,483	$846,416	$504,289

	For the Three Months Ended September 30, 2003

	Alternative
	Energy	Thermal	Other	Total

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$30,076	$26,981	$704	$608,009

Equity in earnings/(losses) of unconsolidated affiliates	330	—	(464)	63,272

Total operating revenues and equity earnings	30,406	26,981	240	671,281

Write downs and (gains)/losses on equity method investments	—	—	—	(12,310)

Reorganization items	—	—	19,432	20,698

Legal settlement	—	—	396,000	396,000

Restructuring and impairment charges	(1)	—	721	6,252

Net Income (Loss) from continuing operations	4,504	1,889	(389,124)	(283,690)

Net Income (Loss) from discontinued operations	(625)	—	—	(1,104)

Net Income (Loss)	3,879	1,889	(389,124)	(284,794)

Balance Sheet Total assets	$126,483	$275,029	$674,618	$10,174,772

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the Three Months Ended September 30, 2002
	Power Generation

	North		Asia	Other
	America	Europe	Pacific	Americas

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$486,444	$27,943	$39,067	$13,790

Equity in earnings/ (losses) of unconsolidated affiliates	29,813	628	8,217	248

Total operating revenues and equity earnings	516,257	28,571	47,284	14,038

Write downs and (gains)/losses on equity method investments	49,992	—	67,877	—

Restructuring and impairment charges	2,068,740	43,628	(1,476)	147

Net Income (Loss) from continuing operations	(1,874,229)	(42,440)	(58,192)	2,955

Net Income (Loss) from discontinued operations	(458)	(478,916)	(100,248)	(36)

Net Income (Loss)	(1,874,687)	(521,356)	(158,440)	2,919

Balance Sheet Total assets	$7,068,073	$1,277,484	$850,868	$498,574

	For the Three Months Ended September 30, 2002

	Alternative
	Energy	Thermal	Other	Total

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$34,423	$26,185	$(500)	$627,352

Equity in earnings/ (losses) of unconsolidated affiliates	(13,574)	—	588	25,920

Total operating revenues and equity earnings	20,849	26,185	88	653,272

Write downs and (gains)/losses on equity method investments	—	—	—	117,869

Restructuring and impairment charges	260	47	376,400	2,487,746

Net Income (Loss) from continuing operations	(21,193)	1,942	(477,779)	(2,468,936)

Net Income (Loss) from discontinued operations	(6,800)	—	—	(586,458)

Net Income (Loss)	(27,993)	1,942	(477,779)	(3,055,394)

Balance Sheet Total assets	$149,813	$259,196	$1,584,405	$11,688,413

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the Nine Months Ended September 30, 2003
	Power Generation

	North		Asia	Other
	America	Europe	Pacific	Americas

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$1,171,718	$96,318	$131,186	$57,006

Equity in earnings/ (losses) of Unconsolidated affiliates	114,811	23,641	17,232	2,162

Total operating revenues and equity earnings	1,286,529	119,959	148,418	59,168

Write downs and (gains)/losses on equity method investments	(12,124)	(2,870)	139,454	—

Reorganization items	2,718	—	—	—

Legal settlement	—	—	—	—

Restructuring and impairment charges	236,497	(7,510)	1,027	97

Net Income (Loss) from continuing operations	(277,401)	51,148	(127,122)	7,502

Net Income (Loss) from discontinued operations	(109,810)	200,069	2,678	—

Net Income (Loss)	(387,211)	251,217	(124,444)	7,502

	For the Nine Months Ended September 30, 2003

	Alternative
	Energy	Thermal	Other	Total

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$68,352	$87,669	$4,620	$1,616,869

Equity in earnings/ (losses) of Unconsolidated affiliates	(1,047)	—	(1,041)	155,758

Total operating revenues and equity earnings	67,305	87,669	3,579	1,772,627

Write downs and (gains)/losses on equity method investments	12,257	—	—	136,717

Reorganization items	—	—	24,314	27,032

Legal settlement	—	—	396,000	396,000

Restructuring and impairment charges	(1)	16	67,893	298,019

Net Income (Loss) from continuing operations	(5,955)	8,615	(616,568)	(959,781)

Net Income (Loss) from discontinued operations	(23,322)	—	(15,661)	53,954

Net Income (Loss)	(29,277)	8,615	(632,229)	(905,827)

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the Nine Months Ended September 30, 2002
	Power Generation

	North		Asia	Other
	America	Europe	Pacific	Americas

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$1,174,645	$77,071	$137,611	$44,864

Equity in earnings/ (losses) of unconsolidated affiliates	72,763	10,845	18,303	607

Total operating revenues and equity earnings	1,247,408	87,916	155,914	45,471

Write downs and (gains)/losses on equity method investments	49,992	—	72,045	—

Restructuring and impairment charges	2,068,740	44,678	(1,476)	147

Net Income (Loss) from continuing operations	(1,788,088)	(27,468)	(61,708)	6,281

Net Income (Loss) from discontinued operations	(5,156)	(462,197)	(102,015)	(9,633)

Net Income (Loss)	(1,793,244)	(489,665)	(163,723)	(3,352)

	For the Nine Months Ended September 30, 2002

	Alternative
	Energy	Thermal	Other	Total

	(In thousands)
Operating Revenues and Equity Earnings

Revenues from majority-owned operations	$81,257	$84,165	$3,246	$1,602,859

Equity in earnings/ (losses) of unconsolidated affiliates	(33,734)	—	132	68,916

Total operating revenues and equity earnings	47,523	84,165	3,378	1,671,775

Write down and (gains)/losses on equity method investments	5,678	—	—	127,715

Restructuring and impairment charges	25,704	47	395,830	2,533,670

Net Income (Loss) from continuing operations	(26,521)	8,146	(638,281)	(2,527,639)

Net Income (Loss) from discontinued operations	(16,569)	—	—	(595,570)

Net Income (Loss)	(43,090)	8,146	(638,281)	(3,123,209)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Pamela R. Gordon, on Behalf of Herself and All Others Similarly Situated v. Reliant Energy, Inc. et al., Case No. 758487, Superior Court of the State of California, County of San Diego (filed on November 27, 2000).

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Sweetwater Authority, et al. v. Dynegy Inc. et al., Case No. 760743, Superior Court of California, San Diego County (filed January 16, 2001).

      Cruz M. Bustamante, individually, and Barbara Matthews, individually, and on behalf of the general public and as a representative taxpayer suit, v. Dynegy Inc. et al., inclusive. Case No. BC249705, Superior Court of California, Los Angeles County (filed May 2, 2001).

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

CFTC — Dynegy/ West Coast Power Natural Gas Futures Index Manipulation

      Through its subsidiary NRG West Coast Inc., NRG Energy is essentially a joint venturer with Dynegy, Inc. in West Coast Power LLC (WCP), which owns, operates, and markets the power of California plants. Dynegy and its affiliates and subsidiaries are responsible for gas procurement and marketing and trading

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

     Fortistar Capital Inc. v. NRG Energy, Inc., Hennepin County District Court

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

12.	Inventory

      Inventory, which is stated at the lower of weighted average cost or market, consisted of:

	September 30,	December 31,
	2003	2002

	(In thousands)

Fuel oil	$68,740	$51,442

Coal	64,273	82,554

Kerosene	2,624	2,852

Spare parts	102,661	107,542

Emission credits	9,180	14,742

Natural gas	364	153

Other	7,961	6,300

Total Inventory	$255,803	$265,585

13.	Property, Plant and Equipment

      The major classes of property, plant and equipment were as follows:

	September 30,	December 31,
	2003	2002

	(In thousands)

Facilities and equipment	$6,194,512	$6,324,358

Land and improvements	100,884	108,241

Office furnishings and equipment	69,011	67,086

Construction in progress(1)	460,989	623,750

Total property, plant and equipment	6,825,396	7,123,435

Accumulated depreciation	(771,613)	(602,712)

Net property, plant and equipment	$6,053,783	$6,520,723

      In light of economic developments related to the Connecticut assets and the FERC issued order regarding cost of service reimbursements, NRG Energy reassessed the asset lives for the Connecticut

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Intangible assets consisted of the following:

	At September 30, 2003		At December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Class of Intangible Asset	Amount	Amortization	Amount	Amortization

	(In thousands)

Goodwill	$32,958	$6,124	$32,958	$6,124

Amortized:

Service contracts	$64,592	$19,002	$65,791	$15,986

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

16.	Regulatory Issues

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003, which is included in other long-term obligations in the consolidated balance sheet:

		Accretion for Nine
	Beginning Balance	Month Ended	Ending Balance
Description	Jan. 1, 2003	September 30, 2003	September 30, 2003

	(In thousands)

South Central Region	$396	$45	$441

Northeast Region	313	32	345

Mid Atlantic Region	1,732	186	1,918

Alternative Energy	629	59	688

Thermal	1,171	75	1,246

Total	$4,241	$397	$4,638

      The following represents the pro-forma effect on NRG Energy’s net income for the three and nine months ended September 30, 2002, as if NRG Energy had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended
September 30, 2002

(In thousands)

Loss from continuing operations as reported	$(2,468,936)

Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(171)

Pro-forma loss from continuing operations	$(2,469,107)

Net loss as reported	$(3,055,394)

Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(171)

Pro-forma net loss	$(3,055,565)

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Nine Months Ended
September 30, 2002

(In thousands)

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

19.     Adjustments to Previously Issued Financial Statements

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

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

recording of additional income of $61.6 million as of September 30, 2002. The recognition of the decrease in the value of the remarketing option resulted in a charge to income of $15.9 million as of September 30, 2002.

      A summary of the significant effects of the restatement on our consolidated statements of operations for the three and nine months ended September 30, 2002 is as follows:

	Previously Reported**		As Restated

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended

	(In thousands)

Consolidated Statements of Operations:

Revenue and equity earnings	$653,272	$1,671,775	$653,272	$1,671,775

Operating income	(2,314,505)	(2,210,479)	(2,506,198)	(2,402,172)

Net loss from continuing operations	(2,338,856)	(2,397,559)	(2,468,936)	(2,527,639)

Net loss from discontinued operations	(586,458)	(595,570)	(586,458)	(595,570)

Net loss	(2,925,314)	(2,993,129)	(3,055,394)	(3,123,209)

**	As reclassified for discontinued operations.

      In addition, the restatement for Bayou Cove Peaking LLC and Somerset Power LLC impairments reduced the previously reported net property, plant and equipment balance by $175.8 million. The restatement for the interest rate swaps had no impact on total shareholder’s equity and the restatement for the remarketing option reduced other assets by $15.9 million.

20.     Subsequent Event— NRG Energy Bankruptcy Filing

      On May 14, 2003, NRG and 25 of its direct and indirect wholly owned subsidiaries commenced voluntary petitions under chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Southern District of New York. On that date, we filed a plan of reorganization providing for the reorganization of five of the debtors: NRG Energy, Inc., NRG Power Marketing Inc., NRG Capital LLC, NRG Finance Company I LLC (NRG FinCo) and NRGenerating Holdings (No. 23) B.V. (collectively the NRG Plan Debtors). No NRG Energy international operations were included in the filing. The plan of reorganization for the NRG Plan Debtors (the NRG plan of reorganization) generally provides for the elimination of approximately $5.2 billion of corporate level bank and bond debt and approximately $1.3 billion of additional claims and disputes by distributing a combination of equity, up to $540.0 million in cash and $500.0 million of new debt among our unsecured creditors.

      On September 17, 2003, a plan of reorganization was filed for (i) NRG Northeast Generating LLC and its debtor subsidiaries (collectively NRG Northeast) (ii) NRG South Central Generating LLC and its debtor subsidiaries (collectively NRG South Central) and (iii) Berrians I Gas Turbine Power LLC (Berrians and, collectively with NRG Northeast and NRG South Central the Northeast/ South Central Debtors). The plan of reorganization for the Northeast/ South Central Debtors (the Northeast/ South Central plan of reorganization) generally provides for payment in full to holders of allowed secured claims in cash on or around the effective date of the Northeast/ South Central plan of reorganization. Holders of allowed general unsecured claims will receive either (i) cash equal to the unpaid portion of their allowed unsecured claim, (ii) treatment that leaves unaltered the legal, equitable and contractual rights to which such unsecured claim entitles the holder of such claim, (iii) treatment that otherwise renders such unsecured claim unimpaired pursuant to section 1124 of the bankruptcy code or (iv) such other, less favorable treatment that is confirmed in writing as being acceptable to such holder and to the applicable debtor.

      An order confirming the NRG plan of reorganization was entered by the bankruptcy court on November 24, 2003 and NRG Energy anticipates the plan will become effective on or about December 5,

NRG ENERGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2003. On November 25, 2003, an order confirming the Northeast/ South Central plan of reorganization was entered by the bankruptcy court and NRG Energy anticipates that the Northeast/ South Central plan of reorganization will become effective in late 2003 or early 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      NRG Energy is a wholesale power generation company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally. NRG Energy has a diverse portfolio of electric generation facilities in terms of geography, fuel type and dispatch levels, which helps it mitigate risk. NRG Energy intends to maximize operating income through the efficient procurement and management of fuel supplies and maintenance services, and the sale of energy, capacity and ancillary services into attractive spot, intermediate and long-term markets.

      NRG Energy does not anticipate any significant new acquisitions or construction in the near future, and instead will focus on operational performance, asset management and debt reduction. NRG Energy has already made significant reductions in capital expenditures, business development activities and personnel. Power sales, fuel procurement and risk management will remain a key strategic element of our operations. NRG Energy’s objective will be to optimize the operating income of our facilities within an appropriate risk and liquidity profile.

      Industry Trends. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” NRG Energy will discuss its historical results of operations. During 2003, the following factors, among others, have negatively affected NRG Energy’s results of operations:

•	weak markets for electric energy, capacity and ancillary services;

•	a narrowing of the “spark spread” (the difference between power prices and fuel costs) in most regions of the United States in which NRG Energy operates power generation facilities;

•	mild weather during peak seasons in regions where NRG Energy has significant merchant capacity;

•	reduced liquidity in the energy trading markets as a result of fewer participants trading lower volumes;

•	the imposition of price caps and other market mitigation in markets where NRG Energy has significant merchant capacity;

•	regulatory and market frameworks in certain regions where NRG Energy operates that prevent it from charging prices that will enable NRG Energy to recover its operating costs and to earn acceptable returns on capital;

•	the obligation to perform under certain long-term contracts that are not profitable;

•	physical, regulatory and market constraints on transmission facilities in certain regions that limit or prevent NRG Energy from selling power generated by certain of our facilities;

•	limited access to capital due to our financial condition since July 2002 and the resulting contraction of NRG Energy’s ability to conduct business in the merchant energy markets; and

•	changes and turnover in senior and middle management since June 2002 in connection with NRG Energy’s restructuring.

      NRG Energy expects that these generally weak market conditions will continue for the foreseeable future in some markets. Historically, NRG Energy has believed that, as supply surpluses begin to tighten and as market rules and regulatory conditions stabilize, prices will improve for energy, capacity and ancillary services. This view is consistent with NRG Energy’s belief that in the long run market prices will support an adequate rate of return on the construction of new power generation assets needed to meet increasing demand. This view is currently being challenged in certain markets as regulatory actions and market rules unfold that limit the ability of merchant power companies to earn favorable returns on existing and new investments. To the extent unfavorable regulatory and market conditions exist in the long term, NRG Energy could have significant impairments of its property, plant and equipment and goodwill which, in turn, could have a material adverse effect on our results of operations. Further, this could lead to NRG Energy closing certain of its facilities resulting in additional economic losses and liabilities.

      Asset Sales. As part of NRG Energy’s strategy, NRG Energy plans to continue the selective divestment of certain assets to further reduce indebtedness. Since July 2002 NRG Energy has sold or made arrangements to sell a number of assets and equity investments in an effort to raise cash and reduce our debt. In addition, NRG Energy is currently marketing its interest in several other assets.

      Discontinued Operations. NRG Energy has classified certain business operations, and gains/losses recognized on sale, as discontinued operations for projects that were sold or have met the required criteria for such classification pending final disposition. Accounting regulations require that continuing operations be reported separately in the income statement from discontinued operations, and that any gain or loss on the disposition of any such business be reported along with the operating results of such business. Assets classified as “discontinued operations” on NRG Energy’s balance sheet as of September 30, 2003 include McClain and Hsin Yu. For the nine months ended September 30, 2003, discontinued results of operations include our Killingholme, Hsin Yu, McClain, NEO Landfill Gas, Inc., (NLGI) and Timber Energy Resources, Inc., (TERI) projects.

      New Management. On October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. Before joining NRG Energy, Mr. Crane served as the Chief Executive Officer of London-based International Power PLC and has over 12 years of energy industry experience. NRG Energy is currently conducting a search for a new Chief Financial Officer. NRG Energy anticipates the position will be filled in the months following its emergence from bankruptcy. In addition, NRG Energy has filled several other senior and middle management positions over the last 12 months. Upon emergence from bankruptcy, NRG Energy’s board of directors will consist of Mr. Crane and ten other individuals, three of whom have been designated by MattinPatterson, and seven of whom are independent.

      Independent Public Accountants; Audit Committee. PricewaterhouseCoopers LLP has been NRG Energy’s independent auditors since 1995. In connection with the appointment of a new board of directors upon NRG Energy’s emergence from bankruptcy, NRG Energy will have an audit committee consisting entirely of independent directors. The operations of the audit committee will be governed by a charter. Pursuant to the charter, the committee will oversee NRG Energy’s independent auditor relationship and determine whether its best interest would be served by a change in independent auditors. The audit committee’s evaluation process is intended to ensure that NRG Energy will continue to have high-quality, cost-efficient independent auditing services.

      Fresh-Start Reporting. Upon emergence from bankruptcy and completion of the restructuring, NRG Energy will implement fresh-start reporting. Under fresh-start reporting, a new reporting entity is considered to be created and its reorganizational value will be allocated to its assets based on their respective fair values in conformity with the purchase method of accounting for business combinations, and NRG Energy’s assets’ recorded values will be adjusted to reflect their estimated fair values at the date fresh-start reporting is applied. Any portion of NRG Energy’s reorganization value not attributable to specific assets will be an indefinite-lived intangible asset referred to as “reorganization value in excess of value of identifiable assets” and reported as goodwill. Any excess fair value of assets and liabilities over confirmed enterprise value will be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the assets except financial assets other than investments accounted for by the equity method, assets to be disposed of by sale, deferred tax assets, prepaid assets relating to pension or other postretirement benefit plans and any other current assets. As a result of adopting fresh-start reporting and emerging from bankruptcy, historical financial information will not be comparable to financial information for future periods after our emergence from bankruptcy.

RESULTS OF OPERATIONS

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net (Loss)/Income

     For the three months ended September 30, 2003, NRG Energy recognized a net loss after discontinued operations of $284.8 million compared to a net loss after discontinued operations of $3.1 billion for the same period in 2002.

     NRG Energy incurred impairment charges of $6.0 million for the three months ended September 30, 2003 and $2.5 billion for the same period in 2002. During the third quarter of 2003 NRG Energy cancelled its plans to re-establish fuel oil capacity at its Arthur Kill plant, which resulted in a charge of approximately $9.0 million to write-off assets under development. Offsetting this charge was a net gain of approximately $3.1 million relating to the sale of the Langage project. Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and its operational projects were impaired during the third quarter of 2002 and should be written down to fair market value. NRG Energy incurred a gain on the sale of equity method investments of $12.3 million for the three months ended September 30, 2003 resulting from the sale of its 50% interest in Mustang Station. NRG Energy incurred a write-down of equity method investments of $117.9 million for the same period in 2002. This write down was primarily due to updated market values received in response to marketing Loy Yang for possible sale and the transfer of its indirect 50% interest in SRW Cogeneration LP (SRW) to its partner in SRW, Conoco, Inc. During the three months ended September 30, 2003, NRG Energy incurred reorganizational and restructuring charges of $21.0 million, which primarily consisted of employee separation costs, advisor and other professional fees. For the same period ended September 30, 2002, NRG Energy incurred restructuring charges of $17.1 million, which consisted of employee separation costs and advisor fees. During the third quarter of 2003, NRG Energy recorded a $396 million charge in connection with the resolution of the First Energy Arbitration Claim. This amount is recorded on the balance sheet as a prepetition Liability.

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

Restructuring and Impairment Charges and Legal Settlement Costs

     Restructuring and impairment charges and legal settlement costs were $423.0 million for the three months ended September 30, 2003 compared to $2.5 billion for the same period in 2002. Asset impairment charges were $6.0 million for the three months ended September 30, 2003 compared to $2.5 billion for the three months ended September 30, 2002. Reorganizational and restructuring costs were $21.0 million for the three months ended September 30, 2003 compared to $17.1 million for the three months ended September 30, 2002. NRG Energy recorded a charge of $396 million in the third quarter ended September 30, 2003 in connection with the resolution of the First Energy Arbitration Claims.

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

     During the third quarter of 2003, NRG Energy recorded $396.0 million in connection with the resolution of the FirstEnergy Arbitration Claim. As a result of this resolution, FirstEnergy will retain ownership of the Lake Plant Assets and will receive an allowed general unsecured claim of $396.0 million under NRG Energy’s Plan of Reorganization submitted to the Bankruptcy Court. In accordance with SOP 90-7, this amount is recorded on the balance sheet as a prepetition liability. The remaining $21.0 million of charges incurred during the three months ended September 30, 2003 and the $17.1 million incurred during the same period in 2002 consisted primarily of employee separation costs, advisor fees and other professional fees.

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

Net (Loss)/ Income

      For the nine months ended September 30, 2003, NRG Energy recognized a net loss after discontinued operations of $905.8 million compared to a net loss after discontinued operations of $3.1 billion for the same period in 2002.

      NRG Energy incurred impairment charges of $229.6 million for the nine months ended September 30, 2003 and $2.5 billion for the same period in 2002. During second quarter of 2003, NRG Energy received unfavorable FERC orders related to its Connecticut facilities, which resulted in an impairment charge of $221.5 million. Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of NRG Energy’s long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and certain of its operational projects were impaired during the third quarter of 2002 and were written down to fair market value. NRG Energy incurred write downs of equity method investments of $136.7 million for the nine months ended September 30, 2003 and $127.7 million for the same period in 2002. The write downs for the nine months ended September 30, 2003 and 2002 consisted primarily of permanent reductions in the value of NRG Energy’s Loy Yang project and SRW Cogeneration LP project and were based on a third party market valuation and updated market values received in response to marketing Loy Yang for possible sale. During the nine months ended September 30, 2003, NRG Energy incurred reorganizational and restructuring charges of $95.5 million, which primarily consisted of employee separation costs, advisor and other professional fees. For the same period ended September 30, 2002, NRG Energy incurred restructuring charges of $37.7 million, which consisted of employee separation costs and advisor fees. During the third quarter of 2003, NRG Energy recorded a $396.0 million charge in connection with the resolution of the FirstEnergy Arbitration Claim. This amount is recorded on the balance sheet as a prepetition liability.

      NRG Energy incurred a net loss before impairment and restructuring charges, write downs of equity method investments of equity method investments and a loss on legal settlement of $48.0 million for the nine months ended September 30, 2003 compared to $461.8 million for the same period in 2002, representing a decreased loss of $413.7 million. The lower net loss for 2003 is attributed to increased revenues from majority-owned operations for the nine months ended September 30, 2003 compared to the same period in 2002 due to higher market prices driven by higher natural gas prices and due to an increase in capacity revenues due to additional projects becoming operational in the middle of 2002 and higher sales in New York. In addition, equity in operating earnings of unconsolidated affiliates increased for the nine months ended September 30, 2003 compared to the same period in 2002 due to favorable results at West Coast Power project resulting from increased ancillary and RMR contract revenues. The sale of NRG Energy investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial equity losses in the prior year. These favorable items were offset by losses incurred on the Connecticut Standard Offer contracts due to increased market prices, increased operating expenses, contract terminations and liquidated damages triggered by our financial condition and additional restructuring charges.

Operating Revenues and Equity Earnings

      For the nine months ended September 30, 2003, NRG Energy had total operating revenues and equity earnings from continuing operations of $1.8 billion, compared to $1.7 billion for the same period in 2002.

Revenues from Majority-Owned Operations

      During the nine months ended September 30, 2003, NRG Energy recorded revenues from majority-owned operations of $1.6 billion, compared to $1.6 billion for the same period in 2002. Revenues from majority-owned operations for the nine months ended September 30, 2003, consisted primarily of power generating revenues from domestic operations of approximately $1.2 billion, European operations of $96.3 million, Asia-

Pacific operations of $131.2 million and Latin American operations of $57.0 million. In addition, NRG Energy recognized revenues from majority-owned operations from Alternative Energy, Thermal and Other Operations of $68.4 million, $87.7 million and $4.6 million, respectively.

      Revenues from majority-owned operations of $1.6 billion for the nine months ended September 30, 2003 includes $788.5 million of energy revenues, $504.7 million of capacity revenues, $143.6 million of alternative and thermal revenues, $29.8 million of changes in the fair market value of derivatives calculated in accordance with FAS No. 133, $10.9 million of operating and maintenance fees and $139.3 million of other revenues, which include financial and physical gas sales, sales from NRG Energy’s Schkopau facility and New England Power Pool (NEPOOL) expense reimbursements. Revenues from majority-owned operations increased $14.0 million, or 1% from the prior period. This increase is due to energy revenues, capacity revenues and changes in the fair market value of derivatives calculated in accordance with FAS No. 133. Energy revenues increased due to higher market prices driven by higher natural gas prices during the first quarter of 2003, as compared to the same period in 2002, attributable to NRG Energy’s North America operations. Capacity revenues increased due to additional projects becoming operational in the later part of 2002 and higher sales in New York. FAS No. 133 revenue was favorable due to termination of unfavorable financial transactions in 2003. These increases were offset by losses incurred on the Connecticut Standard Offer contracts due to increased market prices and a reduction in other revenues due to lower sales of natural gas.

Equity in Operating Earnings of Unconsolidated Affiliates

      Equity in operating earnings of unconsolidated affiliates for the nine months ended September 30, 2003 was $155.8 million compared to $68.9 million for the same period in 2002.

      Equity in operating earnings of unconsolidated affiliates of $155.8 million for the nine months ended September 30, 2003 includes $114.8 million from the domestic portfolio and $43.0 million from the international portfolio, offset by 2.0 million of equity losses in the Alternative Energy portfolio. Equity in operating earnings of unconsolidated affiliates for the nine months ended September 30, 2003 increased $86.8 million, or 126%, compared to the same period in 2002. This increase is due to favorable results at West Coast Power as compared to the same period in 2002, resulting from increased ancillary and RMR contract revenues and other revenues. The sale of NRG Energy’s investment in MESI in 2002 also resulted in a favorable impact in 2003, as MESI generated substantial losses in the prior years.

Cost of Majority-Owned Operations

      Cost of majority-owned operations was $1.2 billion for the nine months ended September 30, 2003, compared to $1.1 billion for the same period in 2002. Costs of majority-owned operations include fuel and related costs, operation and maintenance costs, or “O&M,” property taxes and the mark-to-market of certain fuel contracts and emission credits.

      Cost of majority-owned operations for the nine months ended September 30, 2003 increased $122.2 million, or approximately 11.5%, over the same period in 2002. Cost of majority-owned operations, as a percentage of revenue from majority-owned operations for the nine months ended September 30, 2003, was 73.4% compared to 66.4% for the same period in 2002. This increase in expense is primarily due to contract terminations and liquidated damages of approximately $72.0 million triggered by NRG Energy’s financial condition. The contract terminations and liquidated damages are related to long-term electricity and fuel transactions. Offsetting this expense was a favorable change in the fair value of NRG Energy’s energy related derivatives directly resulting from the termination of these contracts. In addition, the overall cost of fuel and transmission increased as compared to the same period in 2002 due to increased fuel prices. The increase in fuel and transmission expense was offset by a decrease in generation levels. O&M expenses also increased due to increased maintenance to improve plant availability and to ensure emission compliance. Property tax expense increased due to assessments related to assets placed in service during mid-2002 and higher assessments by taxing authorities.

Depreciation and Amortization

      Depreciation and amortization costs were $203.1 million for the nine months ended September 30, 2003, compared to $176.7 million for the same period in 2002, an increase of $26.4 million, or 14.9%. This increase was primarily due to reducing the depreciable lives for certain Connecticut assets, which increased the depreciation expense by $13.9 million over the same period in 2002. In addition, depreciation expense increased due to completed construction projects being placed in service. Certain capitalized development costs were written-off in connection with the Loy Yang project resulting in increased expense. Amortization expense increased due to reducing the life of certain software costs. The increase in depreciation expense was partially offset due to reduced asset values based on NRG Energy’s impairment analysis.

General, Administrative and Development Expense

      General, administrative and development costs were $128.0 million for the nine months ended September 30, 2003, compared to $171.9 million for the same period in 2002. General, administrative and development costs include non-operational labor and other employee related costs, as well as outside services, insurance, office expenses and administrative support.

      General, administrative and development costs for the nine months ended September 30, 2003 decreased $43.9 million, or 25.5%, over the same period in 2002. General, administrative and development costs, as a percentage of revenue from majority-owned operations for the nine months ended September 30, 2003, was 7.9% compared to 10.7% for the same period in 2002. This decrease is due to decreased costs related to work force reduction efforts, cost reductions due to the closure of certain international offices and reduced legal costs. Outside services also decreased due to less non-restructuring related legal activities. Partially offsetting these favorable variances was an increase in bad debt expense at both our domestic and international operations.

Write Downs and (Gains)/ Losses on Equity Method Investments

      Write downs and (gains)/losses on equity method investments was $136.7 million for the nine months ended September 30, 2003 compared to $127.7 million for the same period in 2002.

      Write downs and (gains)/losses on equity method investments for the nine month period ended September 30, 2003 consisted primarily of permanent reductions in the value of NRG Energy’s Loy Yang project. In May 2003, NRG Energy and its partners completed negotiations, which culminated into the completion of a share purchase agreement to sell 100% of the project. Completion of the sale is subject to various conditions. Upon completion, the sale will result in proceeds of approximately $25.0 million to $31.0 million to NRG Energy. Consequently, NRG Energy recorded an impairment charge of approximately $140.0 million during the quarter ended June 30, 2003. This charge included approximately $61.0 million of foreign currency translation losses related to the investment in Loy Yang, in accordance with EITF Issue No. 01-05 “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that will be Disposed of.” Offsetting this charge is a net gain of approximately $12.1 million relating to the sale of NRG Energy’s interest in Mustang Station.

      Write-downs and (gains)/losses on equity method investments for the nine month period ended September 30, 2002 consisted primarily of NRG Energy’s Loy Yang project and SRW Cogeneration LP project.

      Based on a third party market valuation and bids received in response to marketing Loy Yang for possible sale, NRG Energy recorded a write down of its investment of approximately $53.6 million during the third quarter of 2002 and an additional $57.8 million during the fourth quarter of 2002. This write-down reflected management’s belief that the decline in fair value of the investment was other than temporary.

      In September 2002, NRG Energy agreed to transfer its indirect 50% interest in SRW Cogeneration LP, or “SRW,” to NRG Energy’s partner in SRW, Conoco, Inc. in consideration for Conoco’s agreement to terminate or assume all of NRG Energy’s obligations in relation to SRW. NRG Energy recorded a charge of approximately $49.4 million during the quarter ended September 30, 2002 to write down the carrying value of its investment due to the pending sale. The transaction closed on November 5, 2002.

     Restructuring and Impairment Charges and Legal Settlement Costs

      Restructuring and impairment charges and legal settlement costs were $721.1 million for the nine months ended September 30, 2003 compared to $2.5 billion for the same period in 2002. Asset impairment charges were $229.6 million for the nine months ended September 30, 2003 compared to $2.5 billion for the nine months ended September 30, 2002. Reorganizational and restructuring costs were $95.5 million for the nine months ended September 30, 2003 compared to $37.7 million for the nine months ended September 30, 2002. NRG Energy recorded a charge of $396.0 million in the third quarter ended September 30, 2003 in connection with resolution of FirstEnergy Arbitration Claim.

      Impairment charges for the nine month period ended September 30, 2003 consisted of charges taken primarily at Devon Power LLC and Middletown Power LLC. As a result of the implementation of PUSH bidding at NRG Energy’s Connecticut facilities and other regulatory developments and changing circumstances in the second quarter, as discussed further in Item 1 — Note 4 to the consolidated financial statements NRG Energy deemed it necessary to review the Connecticut facilities’ cash flow models to incorporate changes to reflect the impact of FERC’s April 25, 2003 orders on PUSH pricing and update the estimated impact of future locational pricing. These revised cash flow models determined that the new estimates of pricing and cost recovery levels were not projected to provide sufficient revenue to cover the fixed costs at Devon Power LLC and Middletown Power LLC. As a consequence, at June 30, 2003, NRG Energy recorded a $221.5 million impairment charge at Devon and Middletown Power LLC.

      Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG Energy’s during the third quarter of 2002 were “triggering events” which required NRG Energy to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. Consequently, NRG Energy determined that many of its construction projects and its operational projects were impaired during the third quarter of 2002 and should be written down to fair market value. NRG Energy’s management considered cash flow analyses, bids and offers related to those projects. These impairments of several of NRG Energy’s assets were recognized as impairment charges in the third quarter of 2002. See Item 1 — Note 4 to the consolidated financial statements of the Form 10-Q for additional information.

      During the third quarter of 2003, NRG Energy recorded $396.0 million in connection with the resolution of the FirstEnergy Arbitration Claim. As a result of this resolution, FirstEnergy will retain ownership of the Lake Plant Assets and will receive an allowed general unsecured claim of $396.0 million under its plan of reorganization submitted to the bankruptcy court. In accordance with SOP 90-7, this amount is recorded on the balance sheet as a pre-petition liability. NRG Energy also recorded approximately $42.0 million of a contingent equity obligation in connection with its Brazos Valley Project as a result of the project lenders entering into a sales agreement whereby they agreed to sell the Brazos Valley project for a lower sale price than originally estimated. This contingent equity obligation is recorded as a restructuring charge. The remaining charges consisted primarily of employee separation costs, advisor fees and other Professional fees. During the second quarter of 2003, a settlement agreement with former NRG executives was accepted that resulted in a lower severance cost relating to the executives. As a result, approximately $8.4 million was reversed out of the severance accrual during second quarter 2003.

      NRG Energy incurred $37.7 million of restructuring costs for the nine months ended September 30, 2002. These costs consist primarily of employee separation costs and advisor fees. During second and third quarter of 2002, NRG Energy expensed a pre-tax charge of $20.5 million and $5.7 million for expected severance costs associated with its combining of various functions.

Other (Expense) Income

      Other expense for the nine months ended September 30, 2003 was $312.5 million compared to $276.2 million, for the same period in 2002. Other expense for the nine months ended September 30, 2003 increased $36.3 million or 13.1% over the same period in 2002. This increase was primarily due to an increase in interest expense, including both corporate and project level interest expense. The increase in interest expense is due to increased debt balances and the completion of certain construction projects, which resulted in a reduction in the amount of capitalized interest in 2003 compared to 2002. This increase was partially offset by ceasing to record interest expense on debt, such as certain NRG Energy corporate level debt and NRG FinCo debt, where it was determined that such interest would not be paid due to NRG Energy’s bankruptcy filing. Other expense was also adversely affected due to an unfavorable mark-to-market on certain interest rate swaps not accounted for as cash flow hedges and an unfavorable mark-to-market of the British pound sterling 160 million corporate level debt.

Income Tax

      Income tax benefit/expense for the nine months ended September 30, 2003 was a tax expense of $44.9 million compared to a tax benefit of $150.8 million for the same period in 2002. The income tax expense for 2003 was primarily due to separate company tax liabilities and an increase in the valuation allowance against the deferred tax assets. An additional valuation allowance of $33.0 million was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a disregarded entity for federal income tax purposes. The income tax benefit for 2002 was primarily due to the increase in deferred tax assets relating to impairments recognized for financial reporting purposes. A valuation allowance was established limiting the recognition of deferred tax assets to the extent of previously-recorded deferred tax liabilities.

      Income taxes have been recorded on the basis that Xcel Energy will not be including NRG Energy in its consolidated federal income tax return following Xcel Energy’s acquisition of NRG Energy’s public shares on June 3, 2002. Since Xcel Energy has decided not to include NRG Energy in its consolidated federal income tax return, NRG Energy and each of its subsidiaries must file separate federal income tax returns. A tax saving strategy has been implemented to reduce the current taxes due for those subsidiaries with taxable income for 2003. As part of this strategy, NRG West Coast was converted to a disregarded entity so its taxable income will flow up and be offset by NRG Energy’s tax losses. This conversion was completed to reduce current tax payments for 2003. It is uncertain if NRG Energy will be able to fully realize tax benefits on net operating losses and deferred tax assets. Consequently, a valuation allowance of approximately $1.4 billion has been recorded as of September 30, 2003.

Discontinued Operations

      As of September 30, 2003, NRG Energy classified as discontinued operations the operations and gains/losses recognized on the sales of projects that were sold or were deemed to have met the required criteria for such classification pending final disposition. For the nine months ended September 30, 2003, discontinued operations consist of the historical operations and net gains/losses related to NRG Energy’s Killingholme, Hsin Yu, McClain, NLGI, and TERI projects. Discontinued operations for the same period in 2002 consist of NRG Energy’s Crockett Cogeneration, Entrade, Killingholme, Csepel, Hsin Yu, Bulo Bulo, McClain, NLGI and TERI projects.

      For the nine months ended September 30, 2003, the results of operations related to such discontinued operations was a net gain of $54.0 million compared to a net loss of $595.6 million for the same period in 2002. The primary reason for the gain recognized during 2003 was the completion of the sale of NRG Energy’s interest in Killingholme resulting in a net gain of $191.2 million, offset by impairment charges recorded at McClain and NLGI. The primary reason for the loss recognized during 2002 was due to asset impairments recorded at Killingholme, Hsin Yu, NLGI and TERI projects.

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

     NRG Energy classifies its long-lived assets (disposal group) to be sold as held for sale in the period in which the following criteria are met: 1) Management approves the action and commits to a plan to sell the asset. This is generally evidenced by the signing of an asset sales agreement, Board of Directors approval, creditor committee approval and Bankruptcy court approval. 2) The long-lived asset (disposal group) is generally deemed to be available for immediate sale and NRG Energy’s condition is subject only to the terms and conditions customary for the sale of such assets. 3) Management has actively engaged in a program to locate a buyer and has initiated other such actions required to complete the plan to sell the asset. 4) The sale is probable and transfer of the asset is expected to be completed with one year. 5) The asset is being marketed at a price that is believed to be reasonable in relation to its current fair value. 6) Management believes that it is unlikely, that significant changes to the plan to sell that asset will be made or that the plan will be withdrawn

     Refer to Item 15 — Note 2 of the Consolidated financial statements of NRG Energy’s Form 10-K for the year ended December 31, 2002 for additional discussion regarding all of NRG Energy’s accounting policies and estimates.

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

/s/ David W. Crane

David W. Crane,
Chief Executive Officer
(Principal Executive Officer)

/s/ George P. Schaefer

George P. Schaefer,
Vice President and Treasurer
(Principal Financial Officer)

/s/ William T. Pieper

William T. Pieper,
Vice President and Controller
(Principal Accounting Officer)

Date: December 8, 2003