Form 10-K/A
period 2003-12-31
NRG ENERGY INC
filed 2004-04-29
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission File No. 001-15891

NRG Energy, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

(612) 373-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None

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

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 20, 2004

Common Stock, par value $0.01 per share	100,004,612

DOCUMENTS INCORPORATED BY REFERENCE:

None

NRG ENERGY, INC. AND SUBSIDIARIES

INDEX

		Page
		No.

PART III
Item 10	Directors and Executive Officers of the Registrant	2
Item 11	Executive Compensation	7
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13	Certain Relationships and Related Transactions	13
Item 14	Principal Accountants Fees and Services	13
Signatures		15
Rule 13a-14(a) 15d-14(a) Certification-D Crane
Rule 13a-14(a) 15d-14(a) Certification-R Flexon
Rule 13a-14(a) 15d-14(a) Certification-T Pieper

EXPLANATORY NOTE

      NRG Energy, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 16, 2004. The purpose of this Amendment is to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K that was to be incorporated by reference from NRG’s proxy statement for its 2004 annual meeting of stockholders. The complete text of Items 10, 11, 12, 13 and 14 of Part III is set forth below.

PART III

Item 10 —	Directors and Executive Officers of the Registrant

Board of Directors

      NRG Energy became an independent public company upon its emergence from bankruptcy on December 5, 2003. The implementation of NRG Energy’s plan of reorganization resulted in the establishment of an entirely new board of directors, effective December 5, 2003.

      Our board of directors is divided into three classes serving staggered three-year terms. Directors for each class are elected at our annual meeting of stockholders held in the year in which the term for their class expires.

      The terms of the four Class I directors will expire at our 2004 annual meeting. The Class I directors elected at our 2004 annual meeting will hold office for a three-year term expiring at our annual meeting in 2007 (or until their respective successors are elected and qualified, or until their earlier death, resignation or removal). There are no family relationships among our executive officers and directors.

Class I Directors

Ramon Betolaza

Age 34

      Mr. Betolaza has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. He has been a partner of MatlinPatterson Global Opportunities Partners L.P. (“MatlinPatterson”) since July 2002. Prior to July 2002, Mr. Betolaza was a member of the Distressed Group (the predecessor to MatlinPatterson) of Credit Suisse First Boston Corporation, an investment banking firm, in London, which he joined in 1997. Mr. Betolaza is also a director of Opus Energy LLC and Polymer Group, Inc.

David Crane

Age 45

      Mr. Crane has been the President, Chief Executive Officer and a director of NRG Energy since December 2003. Prior to joining NRG Energy, Mr. Crane served as Chief Executive Officer of International Power PLC, a UK-domiciled wholesale power generation company, from January 2003 to November 2003, and as Chief Operating Officer from March 2000 to December 2002. Mr. Crane was Senior Vice President — Global Power New York at Lehman Brothers Inc., an investment banking firm, from January 1999 to February 2000, where he was responsible for Lehman Brothers’ global power business in emerging markets, and was Senior Vice President — Global Power Group, Asia (Hong Kong) at Lehman Brothers from June 1996 to January 1999.

Stephen L. Cropper

Age 54

      Mr. Cropper has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. Mr. Cropper spent 25 years with The Williams Companies, an energy company,

before retiring in 1998, as President and Chief Executive Officer of Williams Energy Services. Mr. Cropper is a director of Rental Car Finance Corporation, a subsidiary of Dollar Thrifty Automotive Group. He is a director of Berry Petroleum Company, Sun Logistics Partners L.P. and QuikTrip Corporation. Mr. Cropper has also served as a director of Energy Transfer Partners, L.P. (formerly Heritage Propane Partners, L.P.), since April 2000.

Thomas H. Weidemeyer

Age 56

      Mr. Weidemeyer has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. Until his retirement in December 2003, Mr. Weidemeyer served as Senior Vice President and Chief Operating Officer of United Parcel Service, Inc., the world’s largest transportation company, since January 2001 and President of UPS Airlines since June 1994. Mr. Weidemeyer became Manager of the Americas International Operation in 1989, and in that capacity directed the development of the UPS delivery network throughout Central and South America. In 1990, Mr. Weidemeyer became Vice President and Airline Manager of UPS Airlines and in 1994 was elected its President and Chief Operating Officer. Mr. Weidemeyer became Manager of the Air Group and a member of the Management Committee that same year, and he became Chief Operating Officer of United Parcel Service, Inc. in 2001.

Class II Directors (Terms expire in 2005)

Lawrence S. Coben

Age 45

      Mr. Coben has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. He is Chairman and CEO of Tremisis Energy Acquisition Corporation. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners, a private equity firm. From 1997 to 2001, Mr. Coben was an independent consultant. From 1994 to 1996, Mr. Coben was Chief Executive Officer of Bolivian Power Company. Mr. Coben is also a director of Prisma Energy.

Frank S. Plimpton

Age 50

      Mr. Plimpton has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. He has been a partner of MatlinPatterson since July 2002. Prior to July 2002, Mr. Plimpton was a member of the Distressed Group (the predecessor to MatlinPatterson) of Credit Suisse First Boston Corporation, an investment banking firm, which he joined in April 1998. Before joining CSFB, Mr. Plimpton held several positions as an investment manager for distressed situations, including Senior Vice President at Wexford Management LLC from 1996 to 1998, consultant to Pegasus Financial LLC from 1995 to 1996, and Director of Research at Smith Managements Company from 1991 to 1995. Mr. Plimpton also held positions as an investment banker specializing in reorganizations, mergers and acquisitions, including Vice President at Salomon Brothers Inc. from 1989 to 1990 and First Vice President at PaineWebber Inc. from 1984 to 1989. Mr. Plimpton also practiced bankruptcy law for three years at Milbank, Tweed, Hadley & McCloy from 1981 to 1984. Mr. Plimpton is also a director of Oxford Automotive.

Herbert H. Tate

Age 51

      Mr. Tate has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. He has been Of Counsel of Wolf & Samson P.C., a law firm, since September 2002. Mr. Tate was Research Professor of Energy Policy Studies at the New Jersey Institute of Technology from April 2001 to September 2002 and President of New Jersey Board of Public Utilities from 1994 to March 2001. Mr. Tate is also a director of IDT Solutions and Winstar Telecommunications.

Walter R. Young

Age 59

      Mr. Young has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. Mr. Young was Chairman, Chief Executive Officer and President of Champion Enterprises, Inc., an assembler and manufacturer of manufactured homes, from May 1990 to June 2003. Mr. Young has held senior management positions with The Henley Group, The Budd Company and BFGoodrich.

Class III Directors (Terms expire in 2006)

John F. Chlebowski

Age 58

      Mr. Chlebowski has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. Mr. Chlebowski has served as the President and Chief Executive Officer of Lakeshore Operating Partners, LLC, a bulk liquid distribution firm, since March 2000. From July 1999 until March 2000, Mr. Chlebowski was a senior executive and cofounder of Lakeshore Liquids Operating Partners, LLC, a private venture firm in the bulk liquid distribution and logistics business, and from January 1998 until July 1999, he was a private investor and consultant in bulk liquid distribution. Prior to that, he was employed by GATX Terminals Corporation, a subsidiary of GATX Corporation, as President and Chief Executive Officer from 1994 until 1997. Mr. Chlebowski is a director of Laidlaw International Inc. and PRP-GP LLC.

Howard E. Cosgrove

Age 60

      Mr. Cosgrove has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization, and Chairman of the Board since December 2003. He was Chairman and Chief Executive Officer of Conectiv and its predecessor Delmarva Power and Light from December 1992 to August 2002. Prior to December 1992, Mr. Cosgrove held various positions with Delmarva Power and Light including Chief Operating Officer and Chief Financial Officer. Mr. Cosgrove serves as Chairman of the Board of Trustees at the University of Delaware, and he also serves on the board of Henlopen Mutual Fund.

Mark R. Patterson

Age 52

      Mr. Patterson has been a director of NRG Energy since December 2003, pursuant to the NRG Energy plan of reorganization. He has served as the Chairman of MatlinPatterson since July 2002. Prior to July 2002, Mr. Patterson served as Vice Chairman of Credit Suisse First Boston Corporation, an investment banking firm, which he joined in March 1994. Mr. Patterson was Managing Director at BT Securities from 1990 to 1994, serving as head of Leveraged Finance. Mr. Patterson was Managing Director at BT Securities from 1990 to 1994, serving as head of Leveraged Finance. Mr. Patterson was a partner at Scully Brothers & Foss L.P., an investment advisory boutique, from 1988 to 1990, Director at Salomon Brothers Inc., an investment banking firm, from 1983 to 1988 and Managing Director at Bankers Trust Company from 1977 to 1983, primarily focused on the leveraged finance, capital markets and private equity businesses. Mr. Patterson is also a director of Oxford Automotive and Eon Labs, Inc.

Director Compensation and Stock Ownership Guidelines

      Nonmanagement directors receive 60 percent of their compensation in the form of a cash retainer and the remaining 40 percent in the form of equity, which they may elect to receive as restricted stock or deferred stock units. Nonmanagement directors other than the nonexecutive Chairman receive total annual compensation of $110,000. Members of the audit committee receive an additional $5,000 per year and the chair of the audit committee receives an additional $50,000 per year. The nonexecutive Chairman receives

$270,000 in annual compensation. Generally, no additional fees are paid to directors for attendance at board of director and committee meetings. David Crane, our President and Chief Executive Officer, does not receive separate compensation for service on our board of directors.

      Our Corporate Governance Guidelines provide that directors must own a meaningful amount of NRG Energy stock, as specified in our director compensation program. Directors are required to retain all stock received as compensation for the duration of their service on the board of directors, although they may sell shares as necessary to cover tax liability associated with the conversion of deferred stock units. Exceptions to these requirements may be made by the board of directors under special circumstances.

Executive Officers

      Our executive officers are elected by our board of directors annually to hold office until their successors are elected and qualified.

David Crane

Age 45
President and Chief Executive Officer

      For biographical information for David Crane, see “Board of Directors” above.

Scott J. Davido

Age 42
Executive Vice President and Regional President, Northeast Region

      Mr. Davido has been Executive Vice President and Regional President, Northeast Region of NRG Energy since March 2004 and served as Senior Vice President, General Counsel and Secretary from October 2002 to March 2004. Mr. Davido also served as Chairman of the Board from May 2003 to December 2003, the period in which NRG Energy was reorganizing under chapter 11 of the bankruptcy code. He served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of The Elder-Beerman Stores Corp., a department store retailer, from March 1999 to May 2002 and Senior Vice President, General Counsel from January 1998 to March 1999. Mr. Davido was a Partner, Business Practice Group with Jones, Day, Reavis & Pogue, a law firm, in Pittsburgh, Pennsylvania, from January 1997 to December 1997 and an Associate, Business Practice Group from September 1987 to December 1996.

Ershel C. Redd Jr.

Age 56
Executive Vice President, Commercial Operations and Regional President, Western Region

      Mr. Redd has been Regional President, Western Region of NRG Energy since March 2004, and Senior Vice President, Commercial Operations since October 2002. He has been advising NRG Energy’s senior management group with regards to power marketing operations since June 2002. Mr. Redd also served as a director of NRG Energy from May 2003 to December 2003, the period in which NRG Energy was reorganizing under chapter 11 of the bankruptcy code. Previously, Mr. Redd served as Vice President of Business Development for Xcel Energy Markets, Xcel Energy from January 2000 to October 2002. Prior to that time, he served as Vice President of e Prime, Inc., Xcel Energy from July 1999 to August 15, 2000. Mr. Redd served as President and Chief Operating Officer of Texas Ohio Gas, Inc., New Century Energy, Inc. (predecessor to Xcel Energy), from January 1997 to July 1999. He has more than 30 years of management experience in multiple areas of the energy industry.

John P. Brewster

Age 50
Executive Vice President, Corporate Operations and Regional President, South Central Region

      Mr. Brewster has been Executive Vice President, Corporate Operations and Regional President, South Central Region of NRG Energy since March 2004. From June 2002 to March 2004, he served as Vice President, Worldwide Operations of NRG Energy. From July 2001 through June 2002, Mr. Brewster served as Vice President, North American Operations of NRG Energy. From April 2000 through July 2001, he served as Vice President of Production for NRG Louisiana Generating Inc. From April 1995 to April 2000, Mr. Brewster served as Vice President of Production for Cajun Electric Power Cooperative.

Timothy W. J. O’Brien

Age 45
Vice President, General Counsel and Secretary

      Mr. O’Brien has been Vice President, General Counsel and Secretary of NRG Energy since April 2004. He served as Deputy General Counsel of NRG Energy from 2000 to 2004 and Assistant General Counsel from 1996 to 2000.

George P. Schaefer

Age 53
Vice President and Treasurer

      Mr. Schaefer has been Vice President and Treasurer of NRG Energy since December 2002. Prior to December 2002, Mr. Schaefer served as Senior Vice President, Finance and Treasurer for PSEG Global, Inc., an operator of power plants and utilities, for one year, Vice President of Enron North America in its independent energy unit from June 2000 to April 2001 and Vice President and Treasurer of Reliant Energy International, an operator of power plants and utilities, from 1995 to June 2000. Mr. Schaefer was the Vice president, Business Development for Entergy Power Group from 1993 through 1995 and held the Senior Vice President, Structured Finance Group position with General Electric Capital Corporation from 1982 through 1993.

William T. Pieper

Age 38
Vice President and Controller

      Mr. Pieper has been Vice President and Controller of NRG Energy since June 2001. He has also held the positions of Assistant Controller and Manager of International Accounting since joining NRG Energy in March 1995. Prior to joining NRG Energy, Mr. Pieper practiced as a Certified Public Accountant for six years with the firm of KPMG, a public accounting and auditing firm.

Robert C. Flexon

Age 45
Executive Vice President and Chief Financial Officer

      Mr. Flexon has been Executive Vice President and Chief Financial Officer of NRG Energy since March 2004. He served as Vice President, Work Processes and Corporate Resources and Development of Hercules Inc. from June 2002 to March 2004. Prior to that, Mr. Flexon had been Vice President, Corporate Affairs, Strategic Planning and Work Processes of Hercules Inc. from February 2002 to June 2002, Vice President, Work Processes from June 2001 to February 2002, and Vice President, Business Analysis and Controller from 2000 to June 2001. Previously, he was with Atlantic Richfield Company for more than ten years, serving in several capacities that included: General Auditor, ARCO, from 1998 to 2000; Franchise Manager, ARCO Products Company, from 1996 to 1998; and Controller, ARCO Products Company, from 1995 to 1996.

Audit Committee

      We have a standing audit committee, which is composed of John F. Chlebowski (committee chair), Howard E. Cosgrove, and Walter R. Young. Our board of directors has determined that all audit committee members are independent under the New York Stock Exchange definition of independence for directors and audit committee members, and that all members of the audit committee are financially literate. In addition, our board of directors has determined that each member of the audit committee qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file with the SEC reports regarding their ownership and changes in ownership of our stock. Based on a review of these reports and the written representations of its directors and executive officers, NRG Energy believes that during 2003, its directors and executive officers complied with all Section 16(a) filing requirements.

Code of Ethics

      NRG Energy is in the process of finalizing a code of conduct in connection with its emergence from bankruptcy. The code of conduct will apply to all of NRG Energy’s directors, officers and employees, including NRG Energy’s President and Chief Executive Officer, Chief Financial Officer and Controller.

Item 11 — Executive Compensation

Summary Compensation Table

      The following table sets forth certain compensation information for the Chief Executive Officer and the four other executive officers of NRG Energy who, based on their salary and bonus compensation, were the most highly compensated for 2003. All information set forth in this table reflects compensation earned by these individuals for services in 2003, as well as their compensation in 2002 and 2001.

							Long Term Compensation

							Awards		Payouts

		Annual Compensation						Securities
							Restricted	Underlying
						Other Annual	Stock	Options/	LTIP	All Other
		Salary		Bonus		Compensation	Award(s)	SARs	Payouts	Compensation
Name and Principal Position	Year	($)		($)		($)	($)	(#)	($)	($)

(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)
David Crane	2003	33,654	(1)	1,750,000	(2)	0	4,166,658 (3)	632,751	0	8,000	(4)
President and Chief Executive Officer

Scott J. Davido	2003	376,149		905,000	(6)	0	0	0	0	0
Executive Vice President and Regional President, Northeast Region	2002	68,269	(5)	0		0	0	0	0	0

Ershel C. Redd Jr.	2003	225,958		188,000	(8)	0	0	0	0	6,705	(4)
Executive Vice President, Commercial Operations and Regional President, Western Region	2002	51,670	(7)	0		0	0	0	0	0

John P. Brewster	2003	192,305		160,000	(8)	0	0	0	0	5,968	(4)
Executive Vice President,	2002	189,503		0		0	0	0	0	11,253	(4)
Corporate Operations and Regional President, South Central Region	2001	155,317		102,552			0	0	0	4,660	(4)

George P. Schaefer	2003	178,615		144,000	(8)	0	0	0	0	7,934	(4)
Vice President & Treasurer

(1)	Represents partial year earnings; hired December 1, 2003.

(2)	Hiring bonus.

(3)	Represents value of 173,394 restricted stock units. The number and value of the aggregate restricted stock units held as of December 31, 2003, were 173,394 and $3,797,328, respectively. The restricted stock units vest on December 1, 2006. Accumulated dividends with respect to the common stock underlying the restricted stock units will be paid at the end of the vesting period, unless the restricted stock units are converted into deferred stock units, in which case the accumulated dividends will be paid at the time of conversion.

(4)	Represents 401(k) matching contributions paid by NRG Energy on behalf of the named executive officers.

(5)	Represents partial year earnings, hired October 7, 2002.

(6)	Restructuring bonus and relocation bonus.

(7)	Represents partial year earnings, hired October 16, 2002.

(8)	Retention bonus.

Option Grants in Last Fiscal Year

      The following table shows all grants of options to acquire shares of NRG Energy common stock granted in 2003 to the named executive officers. Mr. Crane was the only executive officer who received options in 2003.

Individual Grants
Potential Realizable Value at
		Percent of Total			Assumed Annual Rates of Stock
	Number of Securities	Options Granted	Exercise or		Price Appreciation for Option Term
	Underlying Options	to Employees in	Base Price
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date	5% ($)(1)	10% ($)(1)

(a)	(b)	(c)	(d)	(e)	(f)	(g)
David Crane	632,751 (2)	78%	$24.03	December 5, 2013	9,562,347	24,232,865
	173,394 (3)	22%	$24.03	December 1, 2006	4,823,427 (4)	5,545,821 (4)

(1)	The hypothetical potential appreciation shown in columns (f) and (g) for the named executive officers is required by the SEC rules. The amounts in these columns do not represent either the historical or anticipated future performance of NRG Energy’s common stock level of appreciation.

(2)	Includes 632,571 nonqualified stock options. The options will vest and become exercisable as follows: 33 1/3 percent on December 1, 2004; 33 1/3 percent on December 1, 2005; and 33 1/3 percent on December 1, 2006, subject to acceleration under certain circumstances as set forth in the Grant Agreement by and between NRG Energy and David Crane.

(3)	Includes 173,394 restricted stock units.

(4)	The hypothetical potential appreciation for restricted stock units is based on three years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides information on options exercised during 2003 and the value of unexercised options at the end of 2003 for the named executive officers.

			Number of Securities	Value of Unexercised
	Shares		Underlying	In-The-Money
	Acquired on	Value	Unexercised	Options/SARs at Fiscal
	Exercise	Realized	Options/SARs at	Year-End ($)
Name	(#)	($)	Fiscal Year-End	Exercisable/Unexercisable

(a)	(b)	(c)	(d)	(e)
David Crane	0	$0	632,751	$0/$0

Equity Compensation Plan Information

      The following table provides information regarding common stock authorized for issuance under NRG Energy’s equity compensation plans as of December 31, 2003.

Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	632,751	$24.03	3,367,249(1)
Total	632,751	$24.03	3,367,249(1)

(1)	Includes securities issuable pursuant to the Long-Term Incentive Plan that was approved by the bankruptcy court and is subject to approval at our 2004 annual meeting. Securities available for issuance under the Long-Term Incentive Plan may also be issued as restricted stock and pursuant to other stock-based awards.

Employment Contracts, Termination of Employment, and Change-In-Control Arrangements

      David Crane is party to an employment agreement with NRG Energy dated as of November 10, 2003 that was approved by the bankruptcy court on November 21, 2003. The employment agreement provides that Mr. Crane will serve as President and Chief Executive Officer of NRG Energy until December 1, 2006, unless otherwise terminated pursuant to the terms of the agreement.

      The employment agreement provides for an annual base salary of $875,000 through December 31, 2004. For each one-year period thereafter, Mr. Crane’s base salary will be determined by our board of directors. In addition to his base salary, Mr. Crane received a one-time signing bonus of $1.75 million upon acceptance of the employment agreement by the bankruptcy court (provided, however, that in the event Mr. Crane leaves NRG Energy within one year of receiving the signing bonus, Mr. Crane must repay a pro rata portion of the signing bonus based on the number of days remaining in such one-year period). In addition, Mr. Crane is entitled to an annual bonus of up to 100 percent of his base salary based upon NRG Energy achieving certain performance criteria as determined by our board of directors (provided that Mr. Crane will not receive less than 75 percent of his base salary for fiscal year 2004). Further, Mr. Crane may be entitled to an annual “stretch bonus” of up to 50 percent of his base salary upon NRG Energy’s achievement of certain criteria determined by our board of directors.

      In addition to salary and bonuses, upon emergence from bankruptcy, NRG Energy provided Mr. Crane with a combination of restricted stock and stock options pursuant to our Long-Term Incentive Plan. The aggregate value of such restricted stock and stock options is limited to $12.5 million and shall vest at a time and pursuant to the vesting provisions set forth in separate stock subscription and stock option agreements. Mr. Crane is also entitled to health, welfare and retirement benefits, term life insurance of $7.75 million, five weeks paid vacation, coverage under our director and officer liability insurance coverage and reimbursement of moving expenses. In addition, NRG Energy has agreed to use reasonable efforts to nominate and cause the election of Mr. Crane to our board of directors.

      In the event Mr. Crane’s employment with NRG Energy is terminated by NRG Energy “without cause” or by Mr. Crane for “good reason” (including a reduction in his base salary) after the effective date of the NRG Energy plan of reorganization, Mr. Crane will be entitled to two times his base salary (without regard for any reduction in base salary); 50 percent of the target annual bonus (75 percent in 2004), prorated for the number of days he was employed with NRG Energy in the year of termination; immediate vesting of all restricted stock and stock options; continuing medical and dental coverage for six months plus a lump sum payment equal to the cost under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) of family coverage under NRG Energy’s health plans for 18 months; and earned but unpaid base salary, bonuses, deferred compensation, vacation pay and retirement benefits. In the event Mr. Crane’s employment with NRG Energy is terminated by NRG Energy for cause or by Mr. Crane without good reason, Mr. Crane will be entitled to earned but unpaid base salary, bonuses, deferred compensation, vacation pay and retirement benefits; and treatment of restricted stock and stock options in accordance with the terms of the stock subscription and stock option agreements. In the event Mr. Crane’s employment with NRG Energy is terminated due to his death or disability, Mr. Crane (or his estate) will be entitled to: 50 percent of the target annual bonus (75 percent in 2004), prorated for the number of days he was employed with NRG Energy in the year of termination; pro rata vesting of all restricted stock and stock options; and earned but unpaid base salary, bonuses, deferred compensation, vacation pay and retirement benefits.

      In the event that the payments under Mr. Crane’s employment agreement subject him to an excise tax under Section 4999 of the Internal Revenue Code, he will be entitled to a “gross-up payment” so that the net amount received by Mr. Crane after imposition of the excise tax equals the amount he would have received under the employment agreement absent the imposition of the excise tax. In addition, under the employment agreement, NRG Energy has agreed to indemnify Mr. Crane against any claims arising as a result of his position with NRG Energy to the maximum extent permitted by law.

      Under the employment agreement, Mr. Crane agrees not to divulge confidential information or, during and for a period of one year after the termination of the employment agreement, compete with, or solicit the customers or employees of, NRG Energy.

      Each of: (a) Scott J. Davido, Executive Vice President and Regional President, Northeast Region; (b) Ershel C. Redd Jr., Executive Vice President, Commercial Operations and Regional President, Western Region; and (c) John P. Brewster, Executive Vice President, Corporate Operations and Regional President, South Central Region is party to a substantially similar letter agreement with NRG Energy dated as of March 5, 2004. Under the respective agreements, Messrs. Davido, Redd and Brewster are entitled to an annual base salary of $300,000 and are eligible to participate in NRG Energy’s Annual Incentive Plan and NRG Energy’s Long-Term Incentive Plan. For 2004, the agreements establish the maximum target incentive for annual incentive compensation at 50 percent of base salary and provide an additional stretch incentive opportunity of 25 percent of base salary. Any target incentive payout received will be delivered 50 percent in cash and 50 percent in deferred stock units, and any payout received for obtaining the stretch goal will be delivered 35 percent in cash and 65 percent in deferred stock units. The 2004 grant under the Long-Term Incentive Plan consists of 27,000 nonqualified stock options granted at an exercise price of $19.90 and 7,500 restricted stock units. The options vest in increments of one third beginning on the anniversary date of the grant, and the restricted stock units vest on the third anniversary of the grant date.

      The agreements also provide for a general severance benefit of 1.5 times base salary and a change-in-control benefit equal to 2.99 times base salary plus maximum target annual incentive. The change-in-control benefit is payable upon the occurrence of: (a) both a change in control and the involuntary termination of employment with NRG Energy; or (b) both a change in control and the voluntary termination of employment with NRG Energy for good reason, including diminution of duties. For purposes of calculating the incentive component of the change-in-control benefit, for 2004 the incentive consists of the maximum target, for 2005 it consists of the average maximum target plus the actual 2004 incentive payout, and thereafter is based on a three-year average incentive payout. The agreements also provide for relocation benefits in connection with the relocation from Minnesota to New Jersey of NRG Energy’s corporate headquarters.

      George P. Schaefer, Vice President & Treasurer, is party to a letter agreement with NRG Energy dated as of December 18, 2002, which provides Mr. Schaefer certain severance benefits in the event his employment with NRG Energy is terminated. Specifically, in the event Mr. Schaefer’s employment is terminated without cause or Mr. Schaefer resigns for good reason, he is entitled to a lump sum payment equal to his annual base salary and a lump sum payment for all costs associated with health benefits under COBRA for a period of 12 months.

Retirement Benefits

      The following table illustrates the approximate retirement benefits payable to employees retiring at the normal retirement age of 65 years under the pension equity program applicable to the named executive officers if paid in the form of a straight life annuity.

Pension Benefit Table for Pension Equity Plan

	Estimated Annual Benefit for Years of Service Indicated:
Average
Compensation	5	10	15	20	25	30

$50,000	$2,300	$4,600	$6,900	$9,200	$11,500	$13,800
$100,000	$4,600	$9,200	$13,800	$18,400	$23,000	$27,600
$150,000	$6,900	$13,800	$20,700	$27,600	$34,500	$41,400
$200,000 and above	$9,200	$18,400	$27,600	$36,800	$46,000	$55,200

      Compensation covered under the pension equity program includes salary, incentive pay, bonuses and other similar compensation. Covered compensation excludes overtime pay, commissions, benefit contributions, expense allowances, deferred compensation, severance payments and other payments of similar nature. As of December 31, 2003, the named executive officers have credited service under the pension equity program as follows: (a) David Crane, 0 years; (b) Scott J. Davido, 1.17 years; (c) Ershel C. Redd Jr., 3.42 years; (d) John P. Brewster, 2.08 years; and (e) George P. Schaefer, 1.00 years. The benefits listed in the table above are not subject to any deduction for Social Security or other offset amounts.

Compensation Committee Interlocks and Insider Participation

      None of NRG Energy’s executive officers serves as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity that has one or more of its executive officers who serves as a member of NRG Energy’s compensation committee or board of directors.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information concerning beneficial ownership of our common stock as of April 27, 2004, for: (a) each director; (b) each named executive officers set forth in the Summary Compensation Table; (c) the directors and named executive officers as a group; and (d) each person known to us to own more than 5 percent of our common stock, except that the information for MatlinPatterson Global Opportunities Partners L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P., and the information in the “Common Stock” column for Mark R. Patterson (other than as noted in footnote four) is based on the Schedule 13D/A dated January 5, 2004. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares set forth in the following table.

      Except as noted below, the address of the beneficial owners is NRG Energy, Inc., 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402.

	Percent of			Deferred Stock
Name of Beneficial Owner	Class	Common Stock(1)		Units(1)	Total

David Crane		0		0	0
Scott J. Davido		0		0	0
Ershel C. Redd Jr.		0		0	0
John P. Brewster		0		0	0
George P. Schaefer	*	1,000		0	1,000
Howard E. Cosgrove	*	19,889	(2)	0	19,889
John F. Chlebowski	*	6,417	(3)	0	6,417
Walter R. Young	*	14,612		0	14,612
Mark R. Patterson	21.5%	21,511,111	(4)(8)	0	21,511,111
Thomas H. Weidemeyer	*	4,412	(3)	0	4,412
Lawrence S. Coben	*	6,067	(3)	0	6,067
Stephen L. Cropper	*	4,412	(3)	0	4,412
Ramon Betolaza(5)	*	6,067	(8)	0	6,067
Herbert H. Tate	*	0		4,412 (9)	4,412
Frank S. Plimpton(5)	*	6,067	(8)	0	6,067
All Directors and Executive Officers	21.6%	21,580,054		4,412	21,584,466
MatlinPatterson Global Opportunities Partners L.P.	15.9%	15,947,947	(6)		15,947,947
c/o MatlinPatterson Global Advisers LLC 520 Madison Avenue New York, NY 10022
MatlinPatterson Global Opportunities Partners (Bermuda) L.P.	5.6%	5,557,097	(7)		5,557,097
c/o MatlinPatterson Global Advisers LLC 520 Madison Avenue New York, NY 10022

*	Less than one percent of outstanding common stock.

(1)	The number of shares beneficially owned by each person or entity is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each person or entity is considered the beneficial owner of any: (a) shares to which such person or entity has sole or shared voting power or investment power and (b) shares that such person or entity has the right to acquire within 60 days through the exercise of stock options or similar rights. Unless otherwise indicated, each person or entity has sole investment and voting power

(or such person shares such powers with his or her spouse) with respect to the shares set forth in the table above.

(2)	Includes 14,889 deferred stock units payable in the event Mr. Cosgrove ceases to be a member of our board of directors.

(3)	Represents deferred stock units payable in the event the director ceases to be a member of our board of directors.

(4)	Includes 6,067 deferred stock units granted in March 2004 that are payable in the event Mr. Patterson ceases to be a member of our board of directors. Mr. Patterson is the holder of membership interests in MatlinPatterson LLC, the ultimate parent of MatlinPatterson Global Partners LLC, and MatlinPatterson Global Advisers LLC, which in turn are the general partner and the investment adviser respectively, of MatlinPatterson Global Opportunities Partners L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P. (collectively, the “MatlinPatterson Funds”). By reason of such relationship, Mr. Patterson may be deemed to share voting and dispositive power over the 21,505,044 shares beneficially owned by the MatlinPatterson Funds.

(5)	The director does not directly own any common stock in NRG Energy, but is rather an employee of MatlinPatterson Global Advisers LLC, the investment adviser of the MatlinPatterson Funds. However, this director does have a pecuniary interest in shares of common stock beneficially owned by the MatlinPatterson Funds because he holds an indirect interest in the Special Limited Partner of the MatlinPatterson Funds, the limited partnership through which he has an indirect investment interest and a carried interest in the MatlinPatterson Funds’ investments, including the investment in NRG Energy. The exact pecuniary interest therein is not readily determinable because it is subject to several variables, including without limitation, the internal rates of return of each of the MatlinPatterson Funds overall and with respect to their investments in NRG Energy. Such director is not deemed to have voting or investment power with respect to these shares.

(6)	MatlinPatterson Global Opportunities Partners L.P. has shared voting and investment power with respect to these shares.

(7)	MatlinPatterson Global Opportunities Partners (Bermuda) L.P. has shared voting and investment power with respect to these shares.

(8)	Each of these directors is obligated, under the terms of his employment with MatlinPatterson Global Advisers LLC, to transfer to the MatlinPatterson Funds any stocks or options received as remuneration for serving on a board of directors. Therefore, the MatlinPatterson Funds are the ultimate beneficial owner of any shares resulting from the deferred stock units. The directors do not have the authority to exercise voting or investment power with respect to these shares, except as provided for in footnote four above.

(9)	Represents deferred stock units payable to Mr. Tate on the following schedule: (i) 25% (1,103 units) on January 1, 2005; (ii) 25% (1,103 units) on January 1, 2006; (iii) 25% (1,103 units) on January 1, 2007; and (iv) 25% (1,103 units) on January 1, 2008.

Item 13 — Certain Relationships and Related Transactions

      None.

Item 14 — Principal Accountant Fees and Services

Audit and Nonaudit Fees

      The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of NRG Energy’s annual financial statements for the years ended December 31, 2003, and December 31, 2002, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	Year Ended December 31

	2002	2003

	(In millions)
Audit Fees	$2,186,942	$4,245,934	(1)
Audit Related Fees(2)	588,598	229,185	(1)
Tax Fees(3)	1,147,452	455,852	(1)

Total	$3,922,992	$4,930,971

(1)	Includes fees (as set forth in the table below) paid prior to May 14, 2003, the date on which NRG Energy commenced a voluntary petition under chapter 11 of the bankruptcy code, and fees paid between May 14, 2003 and December 5, 2003, during which time NRG Energy operated as a debtor-in-possession until emerging from bankruptcy on December 5, 2003.

	Fees Billed	Fees Billed	Fees Billed
	During the Period	During the Period	During the Period
	January 1, 2003-	May 14, 2003-	December 6, 2003-	Total Fees
	May 13, 2003	December 5, 2003	December 31, 2003	Billed in 2003

Audit Fees	$2,360,778	$1,432,594	$452,562	$4,245,934
Audit Related Fees(2)	125,899	98,636	4,650	229,185
Tax Fees(3)	154,534	89,865	211,453	455,852

Total	$2,641,211	$1,621,095	$668,665	$4,930,971

(2)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of NRG Energy’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of NRG Energy’s benefit plans, due diligence related to mergers, acquisitions, and investments or audit of NRG Energy’s financial statements, and accounting consultations regarding the application of GAAP to proposed transactions.

(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning (domestic and international).

Policy on Audit Committee Preapproval of Audit and Permissible Nonaudit Services of Independent Auditors

      The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditors. The audit committee has established a policy regarding preapproval of all audit and permissible nonaudit services provided by the independent auditors.

      The audit committee will annually review and preapprove services that are expected to be provided by the independent auditors. The term of the preapproval will be 12 months from the date of the preapproval, unless the audit committee approves a shorter time period. The audit committee may periodically amend and/or supplement the preapproved services based on subsequent determinations.

      Unless the audit committee has preapproved audit services or a specified category of nonaudit services, any engagement to provide such services must be preapproved by the audit committee if it is to be provided by the independent auditors. The audit committee must also preapprove any proposed services exceeding the preapproved budgeted fee levels for a specified type of service.

      The audit committee has authorized its chair to pre-approve services in amounts up to $500,000 per engagement. Engagements exceeding $500,000 must be approved by the full audit committee. Engagements pre-approved by the chair are reported to the audit committee at its next scheduled meeting.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC.
(Registrant)

/s/ DAVID CRANE

David Crane,
Chief Executive Officer

Date: April 29, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(2)
3.2		Amended and Restated By-Laws.(2)
4.1		Indenture dated as of December 23, 2003 by and among NRG Energy, Inc., certain subsidiaries of NRG Energy, Inc. and Law Debenture Trust Company of New York, as Trustee, re: NRG Energy, Inc.’s 8% Second Priority Senior Secured Notes due 2013.(2)
4.2		Purchase Agreement dated as of December 17, 2003 by and among NRG Energy, Inc., as Issuer, certain subsidiaries of NRG Energy, Inc., as guarantors, and Lehman Brothers, Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Initial Purchasers, re: $1,250,000,000 8% Second Priority Senior Secured Notes due 2013.(2)
4.3		Registration Rights Agreement dated as of December 23, 2003 by and among NRG Energy, Inc, as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Lehman Brothers Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Initial Purchasers.(2)
4.4		Purchase Agreement dated as of January 21, 2003 by and among NRG Energy, as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Credit Suisse First Boston LLC and Lehman Brothers, Inc., as Initial Purchasers, re: $475,000,000 8% Second Priority Senior Secured Notes due 2013.(2)
4.5		Registration Rights Agreement dated as of January 28, 2004 by and among NRG Energy, Inc., as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Credit Suisse First Boston LLC and Lehman Brothers, Inc., as Initial Purchasers.(2)
4.6		$1,450,000 Credit Agreement dated as of December 23, 2003 among NRG Energy, NRG Power Marketing, Inc., the Lenders party thereto, and Credit Suisse First Boston, acting through its Cayman Islands Branch, and Lehman Brothers Inc., as joint lead book runners and joint lead arrangers, Credit Suisse First Boston, acting though its Cayman Islands Branch, as administrative agent, General Electric Capital Corporation, as revolver agent, and Lehman Commercial Paper Inc., as syndication agent.(2)
4.7		Guarantee and Collateral Agreement made by NRG Energy, Inc., NRG Power Marketing, Inc. and certain of the subsidiaries of NRG Energy, Inc. in favor of Deutsche Bank Trust Company Americas, as Collateral Trustee, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and Law Debenture Trust Company of New York, as Trustee.(2)
4.8		Collateral Trust Agreement dated as of December 23, 2003 among NRG Energy, Inc., NRG Power Marketing, Inc., the Guarantors from time to time party hereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Trustee.
4.9		Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.(2)
4.10		Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.(2)
4.11		NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.(2)
4.12		Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.(3)
10	.1*	Employment Agreement dated November 10, 2003 between NRG Energy, Inc. and David Crane.(2)

Exhibit
Number		Description

10.2		Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.(4)
10.3		Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.(4)
10.4		Asset Sales Agreement, dated December 23, 1998, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(5)
10.5		Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for the Arthur Kill generating plants and Astoria gas turbines, dated January 27, 1999, between NRG Energy and Consolidated Edison Company of New York, Inc.(5)
10.6		Amendment to the Asset Sales Agreement, dated June 11, 1999, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(5)
10.7		Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.(6)
10.8		First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.(6)
10	.9*	Key Executive Retention, Restructuring Bonus and Severance Agreement between NRG Energy, Inc. and Scott J. Davido dated July 1, 2003.(2)
10	.10*	Severance Agreement between NRG Energy, Inc. and Ershel Redd Jr. dated January 30, 2003.(3)
10	.11*	Severance Agreement between NRG Energy and William Pieper dated March 1, 2003.(2)
10	.12*	Severance Agreement between NRG Energy, Inc. and George Schaefer dated December 18, 2002.(3)
10	.13*	Severance Agreement between NRG Energy and John P. Brewster dated July 23, 2003.(2)
21		Subsidiaries of NRG Energy, Inc.(2)
31.1		Rule 13a-14(a)/15d-14(a) certification of David Crane(2)
31.2		Rule 13a-14(a)/15d-14(a) certification of George P. Schaefer(2)
31.3		Rule 13a-14(a)/15d-14(a) certification of William T. Pieper(2)
31.4		Rule 13a-14(a)/15d-14(a) certification of David Crane(1)
31.5		Rule 13a-14(a)/15d-14(a) certification of Robert C. Flexon(1)
31.6		Rule 13a-14(a)/15d-14(a) certification of William T. Pieper(1)
32		Section 1350 Certification.(2)
99.1		Financial Statements of “West Coast Power.”(2)

*	Exhibit relates to compensation arrangements.

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(4)	Incorporated herein by reference to NRG Energy’s Registration Statement on Form S-1, as amended, Registration No. 333-33397.

(5)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(6)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 19, 2003.