Form 10-K/A
period 2003-12-31
NRG ENERGY INC
filed 2004-11-03
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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
Common Stock, par value $0.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Act. Yes [X] No [   ]

     As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,943,806,466.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 29, 2004

Common Stock, par value $0.01 per share	100,008,053

Documents Incorporated by Reference:
None

NRG ENERGY, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART II
Item 6	Selected Financial Data	4
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
	PART IV
Item 15	Exhibits, Financial Statements Schedules and Reports on Form 8-K	33
Signatures		145
Registration Rights Agreement
Consent of PricewaterhouseCoopers LLP
Certification of David Crane
Certification of Robert Flexon
Certification of James Ingoldsby
Section 1350 Certification
Financial Statements/Louisiana Generating LLC
Financial Statements/NRG Northeast Generating
Financial Statements/Indian River Power LLC
Financial Statements/NRG Mid-Atlantic Generating
Financial Statements/NRG South Central Generating
Financial Statements/NRG Eastern LLC
Financial Statements/NRG Northeast Generation
Financial Statements/NRG International LLC

In connection with the upcoming registration of our 8% Second Priority Senior Notes due December 15, 2013 issued on December 17, 2003 and January 28, 2004, we are reissuing our audited financial statements for the year ended December 31, 2003 as Amendment No. 2 on Form 10-K/A. The updated information includes 2004 discontinued operations as described in Note 6 and consolidating financial statements as required by Rule 3-10 of Regulation S-X as described in Note 30. Discontinued operations have been updated to include the addition of entities related to the sale of our interests in Penobscot Energy Recovery Company, Compania Boliviana De Energia Electrica S.A. – Bolivian Power Company Limited, LSP Energy and Hsin Yu. Our segment reporting disclosures, as shown in Note 20, have been restated to be consistent with the realignment of our management team and our segment disclosures included in our quarterly financials included in our Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004. In addition, we have attached to this Form 10-K/A exhibits 99.2 through 99.9, the audited financial statements of eight significant guarantor subsidiaries as required by Rule 3-16 of Regulation S-X.

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

						Reorganized
	Predecessor Company					NRG
	Year Ended December 31,				January 1 -	December 6 -
					December 5,	December 31,
	1999	2000	2001	2002	2003	2003
		(In thousands, except per share amounts)
Revenues from majority- owned operations	$418,888	$1,665,257	$2,085,597	$1,938,549	$1,798,614	$138,507
Legal settlement	—	—	—	—	462,631	—
Fresh start reporting Adjustments	—	—	—	—	(4,118,636)	—
Reorganization, restructuring and impairment charges	—	—	—	2,563,060	435,400	2,461
Total operating costs and Expenses	371,104	1,311,219	1,706,478	4,324,386	(1,473,481)	122,412
Write downs and losses on equity method investments	—	—	—	(200,472)	(147,124)	—
Income/(loss) from continuing operations	53,457	149,665	210,049	(2,791,200)	2,947,262	11,337
Income/(loss) from discontinued operations, net	3,738	33,270	55,155	(673,082)	(180,817)	(312)
Net income/(loss)	57,195	182,935	265,204	(3,464,282)	2,766,445	11,025
Net income per weighted Average share — basic						$.11
Net income per weighted Average share — diluted						$.11
Total assets	3,435,304	5,978,992	12,922,385	10,896,851	N/A	9,244,987
Long-term debt, including current maturities	$1,705,634	$3,194,340	$6,857,055	$7,782,648	N/A	$4,129,011

N/A — Not Applicable.

     The following table provides the detail of our revenues from majority-owned operations:

						Reorganized
	Predecessor Company					NRG
	Year Ended December 31,				January 1 -	December 6 -
					December 5,	December 31,
	1999	2000	2001	2002	2003	2003
			(In thousands)
Energy and energy related	$3,292	$1,091,115	$1,376,044	$1,183,514	$992,626	$78,018
Capacity	4,288	405,697	490,315	553,321	565,965	39,955
Alternative energy	83,343	92,671	161,845	97,712	115,911	12,064
O&M Fees	9,502	10,073	15,789	14,413	12,942	1,135
Other	318,463	65,701	41,604	89,589	111,170	7,335

Total revenues from majority- owned operations	$418,888	$1,665,257	$2,085,597	$1,938,549	$1,798,614	$138,507

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

     Alternative energy revenue consists of revenues received from the sale of steam, hot and chilled water generally produced at a central district energy plant and sold to commercial, governmental and residential buildings for space heating, domestic hot water heating and air conditioning. Alternative energy revenue includes the sale of high-pressure steam produced and delivered to industrial customers that is used as part of an industrial process. In addition, alternative revenue includes revenues received from the processing of municipal solid waste into refuse derived fuel that is sold to a third party to be used as fuel in the generation of electricity.

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

     Industry Trends. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we discuss our historical results of operations and expected financial condition. During 2002 and 2003, the following factors, among others, have negatively affected our results of operations:

•	weak markets for electric energy, capacity and ancillary services;

•	a narrowing of the “spark spread” (the difference between power prices and fuel costs) in most regions of the United States in which we operate power generation facilities offset by our coal-fired assets, which gain a competitive advantage when gas prices rise;

•	mild weather during peak seasons in regions where we have significant merchant capacity;

•	reduced liquidity in the energy trading markets as a result of fewer participants trading lower volumes;

•	the imposition of price caps and other market mitigation in markets where we have significant merchant capacity;

•	regulatory and market frameworks in certain regions where we operate that prevent us from charging prices that will enable us to recover our operating costs and to earn acceptable returns on capital; however, we benefited from the FERC acceptance of certain RMR agreements subject to refund;

•	the obligation through 2003 to perform under certain long-term contracts that are not profitable;

•	physical, regulatory and market constraints on transmission facilities in certain regions that limit or prevent us from selling power generated by certain of our facilities;

•	limited access to capital due to our financial condition since July 2002 and the resulting contraction of our ability to conduct business in the merchant energy markets; and

•	changes and turnover in senior and middle management since June 2002 in connection with our restructuring.

     We expect that these generally weak market conditions will continue for the foreseeable future in some markets. Historically, we have believed that, as supply surpluses begin to tighten and as market rules and regulatory conditions stabilize, prices will improve for energy, capacity and ancillary services. This view is consistent with our belief that in the long run market prices will support an adequate rate of return on the construction of new power generation assets needed to meet increasing demand. This view is currently being challenged in certain markets as regulatory actions and market rules unfold that limit the ability of merchant power companies to earn favorable returns on existing and new investments. To the extent unfavorable regulatory and market conditions exist in the long term; we could have significant impairments of our property, plant and equipment, which, in turn, could have a material adverse effect on our results of operations. Further, this could lead to us closing certain of our facilities resulting in additional economic losses and liabilities.

     Asset Sales. As part of our strategy, we plan to continue the selective divestment of certain assets. Since July 2002, we have sold or made arrangements to sell a number of assets and equity investments. In addition, we are currently marketing our interest in certain other non-strategic assets.

     Discontinued Operations. We have classified certain business operations, and gains/losses recognized on sale, as discontinued operations for projects that were sold or have met the required criteria for such classification pending final disposition. Accounting regulations require that continuing operations are reported separately in the income statement from discontinued operations, and that any gain or loss on the disposition of any such business be reported along with the operating results of such business. Assets classified as “discontinued operations” on our balance sheet as of December 31, 2003 include McClain, Penobscot Energy Recovery Company (PERC), Compania Boliviana De Energia Electrica S.A. Bolivian Power Company Limited, or “Cobee”, LSP Energy and Hsin Yu projects. For the periods January 1, 2003 through December 5, 2003, discontinued results of operations include our McClain, PERC, Cobee, Killingholme, NEO Landfill Gas, Inc., or “NLGI”, three NEO Corporation projects (NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC), Timber Energy Resources, Inc., or “TERI”, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu projects. For the period December 6, 2003 through December 31, 2003, discontinued results of operations included McClain, PERC, Cobee, LSP Energy and Hsin Yu. All prior periods presented have been restated accordingly.

The following table summarizes our discontinued operations for all periods presented in our consolidated financial statements:

Discontinued Operations

Initial
	Discontinued Operations	Disposal
Projects	Treatment	Date
Bulo Bulo	Second Quarter 2002	Fourth Quarter 2002
Crockett Cogeneration Project	Third Quarter 2002	Fourth Quarter 2002
Csepel and Entrade	Third Quarter 2002	Fourth Quarter 2002
Killingholme	Fourth Quarter 2002	First Quarter 2003
NLGI	Second Quarter 2003	Second Quarter 2003
NEO Corp. projects	Fourth Quarter 2003	Fourth Quarter 2003
TERI	Third Quarter 2003	Third Quarter 2003
Cahua and Pacasmayo	Fourth Quarter 2003	Fourth Quarter 2003
McClain	Third Quarter 2003	Third Quarter 2004
PERC	First Quarter 2004	Second Quarter 2004
Cobee	First Quarter 2004	Second Quarter 2004
LSP Energy	Second Quarter 2004	Third Quarter 2004
Hsin Yu	Second Quarter 2004	Second Quarter 2004

     New Management. On October 21, 2003, we announced the appointment of David Crane as our President and Chief Executive Officer, effective December 1, 2003. Before joining us, Mr. Crane served as the Chief Executive Officer of London-based International Power PLC and has over 12 years of energy industry experience. On March 11, 2004 we announced the appointment of Robert Flexon as Executive Vice President and Chief Financial Officer, effective March 29, 2004. Before joining us Mr. Flexon served as Vice President, Work Processes, Corporate Resources and Development at Hercules, Inc. In addition, we have filled several other senior and middle management positions over the last 12 months. Our board of directors currently is comprised of Mr. Crane and ten independent individuals, three of whom have been designated by MatlinPatterson, a significant holder of NRG common stock.

     Independent Registered Public Accounting Firm; Audit Committee. On May 3, 2004, we announced that we had initiated a search for a new independent auditor because PricewaterhouseCoopers LLP, our previous auditor, informed us that they would not be standing for re-election as our independent auditor for the year ended December 31, 2004. For each of the two fiscal years ended December 31, 2002 and 2003 and for the period from January 1, 2004 through April 27, 2004, there had been no disagreements with

PricewaterhouseCoopers on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On May 25, 2004, we announced that the audit committee of our board of directors had engaged KPMG LLP to serve as our independent auditor, effective immediately. On August 4, 2004, our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm at our 2004 annual meeting of stockholders. KPMG’s engagement with us commenced with its review of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

     Reorganized NRG’s revenues from majority-owned operations, operating costs and expenses and general, administrative and development expenses, were not significantly affected by the adoption of Fresh Start. Therefore, the Predecessor Company’s 2003 amounts have been combined with Reorganized NRG’s 2003 amounts for comparison and analysis purposes herein.

	Predecessor Company			Reorganized NRG
			For the Period	For the Period
	Year Ended December 31,		January 1 -	December 6 -
			December 5,	December 31,
	2001	2002	2003	2003	Total 2003
		(In thousands)
Revenues from majority- owned operations	$2,085,597	$1,938,549	$1,798,614	$138,507	$1,937,121
Cost of majority-owned operations	1,377,093	1,334,263	1,357,531	95,602	1,453,133
General, administrative and development	187,302	218,914	170,392	12,541	182,933

     Reorganized NRG’s net loss, equity in earnings of unconsolidated affiliates, depreciation and amortization, other income (expense), other charges, income taxes and discontinued operations were affected by the adoption of Fresh Start. Therefore, the Predecessor Company’s 2003 and the Reorganized NRG’s 2003 amounts are discussed separately for comparison and analysis purposes herein.

				Reorganized
	Predecessor Company			NRG
			For the Period	For the Period
	Year Ended December 31		January 1 -	December 6 -
			December 5,	December 31,
	2001	2002	2003	2003
		(In thousands)
Net income/(loss)	$265,204	$(3,464,282)	$2,766,445	$11,025
Depreciation and amortization	142,083	208,149	219,201	11,808
Other income/(expense)	(131,096)	(572,230)	(286,904)	(5,419)
Other charges/(credits)	—	2,563,060	(3,220,605)	2,461
Income tax expense/(benefit)	37,974	(166,867)	37,929	(661)
Income/(loss) from discontinued operations	55,155	(673,082)	(180,817)	(312)

For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Net Income

     Predecessor Company

     During the period January 1, 2003 through December 5, 2003, we recorded net income of $2.8 billion. Net income for the period is directly attributable to our emerging from bankruptcy and adopting the Fresh Start provisions of SOP 90-7. Upon the confirmation of our Plan of Reorganization and our emergence from bankruptcy we were able to remove significant amounts of long-term debt and other prepetition obligations from our balance sheet. Accordingly, as part of net income from continuing operations, we recorded a net gain of $4.1 billion as the impact of our adopting Fresh Start in our statement of operations, $6.0 billion of this amount is directly related to the forgiveness of debt and settlement of substantial amounts of our pre-petition obligations upon our emergence from bankruptcy. In addition to the removal of substantial amounts of pre-petition debt and other obligations from our balance sheet, we have also revalued our assets and liabilities to fair value, accordingly we have substantially written down the value of our fixed assets. We have recorded a net $1.7 billion charge related to the revaluation of our assets and liabilities within the Fresh Start Reporting adjustment line of our consolidated statement of operations. In addition to our recording adjustments related to our emergence from bankruptcy, we also recorded substantial charges related to other items such as the settlement of certain outstanding litigation in the amount of $462.6 million, write downs and losses on the sale of equity investments of $147.1 million, advisor cost and legal fees directly attributable to our being in bankruptcy of $197.8 million and $237.6 million of other asset impairment and restructuring costs incurred prior to our filing for bankruptcy. Net income for the period January 1, 2003 through December 5, 2003 was also favorably impacted by our not recording interest expense on substantial amounts of corporate level debt while we were in bankruptcy and by the continued favorable results experienced by our equity investments.

     During the year ended December 31, 2002, we recognized a net loss of $3.5 billion. The loss from continuing operations incurred during 2002 primarily consisted of $2.6 billion of other charges consisting primarily of asset impairments.

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

     Revenues from Majority Owned Operations

     Our operating revenues from majority owned operations were $1.9 billion in 2003, compared to $1.9 billion in the prior year, a decrease of $1.4 million or less than 1%.

     Revenues from majority owned operations of $1.9 billion for the year 2003, includes $1.1 billion of energy revenues, $605.9 million of capacity revenues, $128.0 million of alternative energy, $14.1 million of O&M fees and $118.5 million of other revenues which include financial and physical gas sales, sales from our Schkopau facility and NEPOOL expense reimbursements. The decrease of $1.4 million is due to increased capacity revenues resulting from additional projects becoming operational in the later part of 2002, higher sales in New York, and by our recognizing, as additional revenues, the fair value of the out-of-market CL&P contract upon our emergence from bankruptcy. Offsetting these increases, we continued to recognize losses on the CL&P contract throughout 2003 resulting from higher market prices and lower generation.

     Cost of Majority-Owned Operations

     Our cost of majority owned operations related to continuing operations was $1.5 billion in 2003, compared to $1.3 billion for 2002, an increase of $118.9 million or 8.9%. For 2003 and 2002, cost of majority owned operations represented 75.0% and 68.8% of revenues from majority owned operations, respectively. Cost of majority owned operations, consists primarily of cost of energy (primarily fuel costs), labor, operating and maintenance costs and non income based taxes related to our majority owned operations.

     For the year 2003, cost of energy was $902.4 million compared to $900.9 million for 2002, representing an increase of $1.5 million. As a percent of revenue from majority owned operations, cost of energy was 46.6% and 46.5%, for 2003 and 2002, respectively. Cost of energy was directly affected by an overall decrease in the cost of fuel during 2003 and a favorable change in the fair value of our energy related derivatives resulting from contract terminations. Offsetting this decrease are liquidated damages of $72.9 million triggered from our financial condition.

     Depreciation and Amortization

     Predecessor Company

     Our depreciation and amortization expense related to continuing operations was $219.2 million for the period January 1, 2003 through December 5, 2003 and $208.1 million for the year ended December 31, 2002. Depreciation and amortization consists of the allocation of our historical depreciable fixed asset costs over the remaining lives of such property as well as the amortization of certain contract based intangible assets.

     Reorganized NRG

     Our depreciation and amortization expense related to continuing operations was $11.8 million for the period December 6, 2003 through December 31, 2003. Depreciation and amortization consists of the allocation of our newly valued basis in our fixed assets over newly determined remaining fixed asset lives. As part of adopting the Fresh Start concepts of SOP 90-7 our tangible fixed assets were recorded at fair value as determined by a third party valuation expert who we also consulted with in determining the appropriate remaining lives for our tangible depreciable property. Depreciation expense for this period was based on preliminary depreciable lives and asset balances.

     General, Administrative and Development

     Our general, administrative and development costs for 2003 were $182.9 million compared to $218.9 million for 2002, a decrease of $36.0 million or 16.4%. For 2003 and 2002, general, administrative and development costs represent 9.4% and 11.3% of revenues from majority owned operations, respectively. This decrease is due to decreased costs related to work force reduction efforts, cost reductions due to the closure of certain international offices and reduced legal costs. Outside services also decreased, due to less non-restructuring legal activities.

     Other Charges (Credits)

     During the period January 1, 2003 to December 5, 2003, we recorded other credits of $3.2 billion, which consisted primarily of $228.9 million related to asset impairments, $462.6 million related to legal settlements and $197.8 million related to reorganization charges and $8.7 million related to restructuring charges. We also incurred a $4.1 billion credit related to Fresh Start adjustments. During 2002, we recorded other charges of $2.6 billion, which consisted primarily of $2.5 billion related to asset impairments and $111.3 million related to restructuring charges.

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

				Reorganized
		Predecessor Company		NRG
			For the Period	For the Period
		Year Ended	January 1 -	December 6 -
		December 31,	December 5,	December 31,
Project Name	Project Status	2002	2003	2003	Fair Value Basis
Devon Power LLC	Operating at a loss	$—	$64,198	$—	Projected cash flows
Middletown Power LLC	Operating at a loss	—	157,323	—	Projected cash flows
Arthur Kill Power, LLC	Terminated construction	—	9,049	—	Projected cash flows
	project
Langage (UK)	Terminated	42,333	(3,091)	—	Estimated market
					price/Realized gain
Turbine	Sold	—	(21,910)	—	Realized gain
Berrians Project	Terminated	—	14,310	—	Realized loss
Termo Rio	Terminated	—	6,400	—	Realized loss
Nelson	Terminated	467,523	—	—	Similar asset prices
Pike	Terminated	402,355	—	—	Similar asset prices
Bourbonnais	Terminated	264,640	—	—	Similar asset prices
Meriden	Terminated	144,431	—	—	Similar asset prices
Brazos Valley	Foreclosure completed	102,900	—	—	Projected cash flows
	in January 2003
Kendall and other expansion Projects	Terminated	55,300	—	—	Projected cash flows
Turbines & other costs	Equipment being	701,573	—	—	Similar asset prices
	marketed
Audrain	Operating at a loss	66,022	—	—	Projected cash flows
Somerset	Operating at a loss	49,289	—	—	Projected cash flows
Bayou Cove	Operating at a loss	126,528	—	—	Projected cash flows
Other		28,851	2,617	—

Total impairment charges (credits)		$2,451,745	$228,896	$—

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

     In August of 1995, we entered into a Marketing, Development and Joint Proposing Agreement or “the Marketing Agreement”, with Cambrian Energy Development LLC, or “Cambrian.” Various claims had arisen in connection with this Marketing Agreement. In November 2003, we entered into a Settlement Agreement with Cambrian where we agreed to transfer our 100% interest in three gasco projects (NEO Ft. Smith, NEO Phoenix and NEO Woodville) and our 50% interest in two genco projects (MM Phoenix and MM Woodville) to Cambrian. In addition, we agreed to pay approximately $1.8 million in settlement of royalties incurred in connection with the Marketing Agreement. We had previously recorded a liability for royalties owed to Cambrian; therefore, we recorded an additional $1.4 million during November 2003.

     In November 2003, we settled our dispute with Dick Corporation in connection with Meriden Gas Turbines, which resulted in our recording an additional liability of $8.0 million in November 2003.

     Fresh Start Adjustments

     During the fourth quarter of 2003, we recorded a credit of $4.1 billion in connection with fresh start adjustments as discussed in Item 15 — Note 3. Following is a summary of the significant effects of the reorganization and Fresh Start:

(In millions)
Discharge of corporate level debt	$5,162
Discharge of other liabilities	811
Establishment of creditor pool	(1,040)
Receivable from Xcel	640
Revaluation of fixed assets	(1,392)
Revaluation of equity investments	(207)
Valuation of SO(2) emission credits	374
Valuation of out of market contracts, net	(400)
Fair market valuation of debt	108
Valuation of pension liabilities	(61)
Other valuation adjustments	(100)

Total Fresh Start adjustments	3,895
Less discontinued operations	224

Total Fresh Start adjustments – continuing operations	$4,119

     Other Income (Expense)

     Predecessor Company

     During the period January 1, 2003 through December 5, 2003, we recorded other expense of $286.9 million. Other expense consisted primarily of $329.9 million of interest expense and $147.1 million of write downs and losses on sales of equity method investments, partially offset by equity in earnings of unconsolidated affiliates of $170.9 million and $19.2 million of other income.

     For the year ended December 31, 2002, other expenses was $572.2 million, which consisted primarily of $452.2 million of interest expense and $200.5 million of write downs and losses on sales of equity method investments.

     Interest expense for the period January 1, 2003 through December 5, 2003 of $329.9 million consisted of interest expense on both our project and corporate level interest bearing debt. In addition, interest expense includes the amortization of debt issuance costs and any interest rate swap termination costs. Subsequent to our entering into bankruptcy we ceased the recording of interest expense on our corporate level debt as these prepetition claims were deemed to be impaired and subject to compromise. We did not however cease to record interest expense on the project level debt outstanding at our Northeast Generating and South Central Generating facilities even though these entities were also in bankruptcy as these claims were deemed to be most likely not impaired and not subject to compromise. We also recorded substantial amounts of fees and costs related to our acquiring a debtor in possession financing arrangement while we were in bankruptcy. In addition, upon our emergence from bankruptcy we wrote off any remaining deferred finance costs related to our corporate and project level debt including our Northeast and South Central project level debt as it was probable that they would be refinanced upon our emergence from bankruptcy.

     Reorganized NRG

     Other income (expense) for the period December 6, 2003 through December 31, 2003, was an expense of $5.4 million and consisted primarily of $18.9 million of interest expense, partially offset by $13.5 million of equity earnings from unconsolidated subsidiaries.

     Interest expense for the period December 6, 2003 through December 31, 2003 of $18.9 million consists primarily of interest expense at the corporate level, primarily related to the newly issued high yield notes, term loan facility and revolving line of credit used to refinance certain project level financings. In addition, interest expense includes the amortization of deferred financing costs incurred as a result of our refinancing efforts and the amortization of discounts and premiums recorded upon the marking of our debt to fair value upon our adoption of the Fresh Start provision of SOP 90-7.

     Minority Interest in Earnings of Consolidated Subsidiaries

     For the period December 6, 2003 through December 31, 2003, minority interest in earnings of consolidated subsidiaries was $134,000 and relates primarily to Northbrook New York and Northbrook Energy.

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

     Discontinued Operations

      During the first quarter of 2004, we determined that two additional projects had met the necessary criteria for discontinued operations treatment, Penobscot Energy Recovery Company , or “PERC ” and Compania Boliviana De Energia Electrica S.A. Bolivian Power Company Limited, or “Cobee” accordingly, all periods presented have been restated to reflect the addition of these projects as discontinued operations.

      During the second quarter of 2004, we determined that two more projects had met the necessary criteria for discontinued operations treatment, LSP Energy and Hsin Yu. Accordingly, all periods presented have been restated to reflect the addition of these projects as discontinued operations.

     Predecessor Company

     As of December 5, 2003, we classified as discontinued operations the operations and gains/losses recognized on the sales of projects that were sold or were deemed to have met the required criteria for such classification pending final disposition. For the period January 1, 2003 through December 5, 2003, discontinued operations consist of the historical operations and net gains/losses related to our Killingholme, McClain, PERC, Cobee, NLGI, NEO Corporation projects, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu projects. Discontinued operations for the year ended December 31, 2002 consisted of our Crockett Cogeneration, Entrade, Killingholme, Csepel, Bulo Bulo, McClain, PERC, Cobee, NLGI, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu projects.

     For the period January 1, 2003 through December 5, 2003, the results of operations related to such discontinued operations was a net loss of $180.8 million due to a loss on the sale of our Peru projects, impairment charges recorded at McClain and NLGI and fresh start adjustment at LSP Energy.

     During 2002 we recognized a loss on discontinued operations of $673.1 million due to asset impairments recorded at Killingholme, NLGI, TERI, LSP Energy and Hsin Yu projects.

     Reorganized NRG

     Discontinued operations for the period December 6, 2003 through December 31, 2003 is comprised of a loss of $0.3 million attributable to the on going operations of our McClain, PERC, Cobee, LSP Energy and Hsin Yu projects.

     Income Tax

     Predecessor Company

     Income tax benefit/expense for the period January 1, 2003 through December 5, 2003 was a tax expense of $37.9 million as compared to a tax benefit of $166.9 million for the year ended December 31, 2002. The income tax expense for the period ended December 5, 2003 was primarily due to separate company income tax liabilities and an increase in the valuation allowance against deferred tax assets. An additional valuation allowance of $33 million was recorded against deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a single member limited liability company (a disregarded entity for federal income tax purposes).

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

     Income taxes have been recorded on the basis that our U.S. subsidiaries and we will file separate federal income tax returns for the period January 1, 2003 through December 5, 2003. Since our U.S. subsidiaries and we will not be included in the Xcel Energy consolidated tax group, each of our U.S. subsidiaries that is classified, as a corporation for U.S. income tax purposes must file a separate federal income tax return. It is uncertain if, on a stand-alone basis, we would be able to fully realize deferred tax assets related to net operating losses and other temporary differences, therefore a full valuation allowance has been established.

     Reorganized NRG

     Income tax benefit/expense for the period December 6, 2003 through December 31, 2003 was a tax benefit of $0.7 million which consists of a U.S. tax benefit of $1.5 million and foreign tax expense of $0.8 million. The foreign tax expense for the period is due to earnings in the foreign jurisdictions.

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

     For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Net Income/(Loss)

     During the year ended December 31, 2002, we recognized a net loss of $3.5 billion. This loss represented a decrease in earnings of $3.7 billion compared to net income of $265.2 million for the same period in 2001. Our loss from continuing operations was $2.8 billion for the year ended December 31, 2002 compared to net income of $210.0 million from continuing operations for the same period in 2001. The loss from continuing operations incurred during 2002 primarily consists of $2.6 billion of other charges consisting primarily of asset impairments.

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

     During the third quarter of 2002, we experienced credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity. These events led to impairments of a number of our assets, resulting in pre-tax charges related to continuing operations of approximately $2.5 billion during 2002. In addition, approximately $200.5 million of net losses on sales and write-downs of equity method investments were recorded in 2002.

     Operating results of majority-owned projects that were sold or have met the criteria to be considered as held-for-sale have been classified as discontinued operations. The period ended December 31, 2002, consisted of the historical operations and net gains/losses related to our Crockett Cogeneration, Entrade, Killingholme, Csepel, Bulo Bulo, McClain, PERC, Cobee, NLGI, NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu Projects.

     During 2002, we expensed approximately $111.3 million for costs related to our financial restructuring. These costs include expenses for financial and legal advisors, contract termination costs, employee separation and other restructuring activities.

     Revenues from Majority-Owned Operations

     Our operating revenues from majority-owned operations were $1.9 billion in 2002 compared to $2.1 billion in the prior year, a decrease of $147.0 million or approximately 7.1%. Revenues from majority-owned operations for the year ended December 31, 2002, consisted primarily of power generation revenues from domestic operations of approximately $1.5 billion in 2002 compared with $1.6 billion in 2001, a decrease of $158.1 million. This decrease in domestic generation revenue is due to reductions in energy and capacity sales and an overall decrease in power pool prices.

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

     Our International revenues from majority-owned operations decreased by $6.9 million or 2.4% from 2001 to 2002. The Australia region reported a reduction in revenues of $42.5 million while increases were reported from the Other International region of $35.6 million. The reduction in Australia revenue is primarily due to a decline in energy prices and the loss of a significant contract at Flinders. The increase in Other International revenue is primarily due to a full year of operations for acquisitions made in 2001.

     Operating Costs and Expenses

     For the year ended December 31, 2002, cost of majority-owned operations related to continuing operations was $1.3 billion compared to $1.4 billion for 2001, a decrease of $42.8 million or approximately 3.1%. For the years ended December 31, 2002 and 2001, cost of majority-owned operations represented approximately 68.8% and 66.0% of revenues from majority-owned operations, respectively. Cost of majority-owned operations consists primarily of cost of energy (primarily fuel costs), labor, operating and maintenance costs and non-income based taxes related to our majority-owned operations.

     For the year ended December 31, 2002, cost of energy was $900.9 million compared to $971.4 million for the year ended December 31, 2001. This represents a decrease of $70.5 million or 7.3%. As a percent of revenue from majority-owned operations cost of energy was 46.5% and 46.6% for the years ended December 31, 2002 and 2001, respectively.

     For the year ended December 31, 2002, operating and maintenance costs were $361.4 million compared to $321.1 million for the year ended December 31, 2001. This represents an increase of $40.3 million or 12.6%. As a percent of revenue from majority-owned operations, operating and maintenance costs represented 18.6% and 15.4%, for the years ended December 31, 2002 and 2001, respectively. The increase in operating and maintenance expense is primarily due to a full year of expense in 2002 related to assets acquired during 2001.

     Depreciation and Amortization

     For the year ended December 31, 2002, depreciation and amortization related to continuing operations was $208.1 million, compared to $142.1 million for the year ended December 31, 2001, an increase of $66.0 million or approximately 46.5%. This increase is primarily due to the addition of property, plant and equipment related to our acquisitions of electric generating facilities completed during 2002.

     General, Administrative and Development

     For the year ended December 31, 2002, general, administrative and development costs were $218.9 million, compared to $187.3 million for the year ended December 31, 2001, an increase of $31.6 million or approximately 16.9%. For the year ended December 31, 2002 and 2001, general, administrative and development costs represent 11.3% and 9.0% of revenues from majority-owned operations, respectively. This increase is primarily due to an increase in bad debt expense. Additionally there was an increase in other general administrative expenses due to 2001 acquisitions and newly constructed facilities coming on line. These increases were partially offset by decreases in business development expenses and other reductions to costs previously incurred to support international and expanded operations.

     Other Charges

     During the third quarter of 2002, we experienced credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity. We applied the provisions of SFAS No. 144 to our construction and operational projects. We completed an analysis of the recoverability of the asset carrying values of our projects factoring in the probability of different courses of action available to us given our financial position and liquidity constraints. As a result, we determined during the third quarter that many of our construction projects and certain operational projects were impaired and should be written down to fair market value. To estimate fair value, our management considered discounted cash flow analyses, bids and offers related to those projects and prices of similar assets. During 2002, we recorded asset impairment and other special charges related to continuing operations of $2.6 billion. See Item 15 — Note 8 to the Consolidated Financial Statements for additional information.

     Other Income (Expense)

     For the year ended December 31, 2002, total other expense was $572.2 million, compared to $131.1 million for the year ended December 31, 2001, an increase of $441.1 million or approximately 336.5%. The increase in total other expense from 2001 consisted primarily of an increase in interest expense and $200.5 million of write downs and losses on sales of equity method investments combined with lower equity earnings of unconsolidated affiliates.

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

     For the year ended December 31, 2002, interest expense (which includes both corporate and project level interest expense) was $452.2 million, compared to $364.1 million in 2001, an increase of $88.1 million or approximately 24.2%. This increase is due primarily to increased corporate and project level debt. We issued substantial amounts of long-term debt at both the corporate level (recourse debt) and project level (non-recourse debt) to either directly finance the acquisition of electric generating facilities or refinance short-term bridge loans incurred to finance such acquisitions.

     Other income was a gain of $11.4 million, as compared to $23.0 million for the year ended December 31, 2001, a decrease of $11.6 million, or approximately 50.3%. Other income consists primarily of interest income on cash balances and realized and unrealized foreign currency exchange gains and losses. Interest income was lower during 2002 due to lower interest from affiliates, primarily related to West Coast Power. In addition, there were significant foreign currency exchange losses during 2002.

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

     Income Tax

     Income tax benefit/expense for the year ended December 31, 2002 was a tax benefit of $166.9 million as compared to a tax expense of $38.0 million for the year ended December 31, 2001. The income tax benefit for the year ended December 31, 2002 was primarily due to the increase in deferred tax assets relating to impairments recognized for financial reporting purposes. A valuation allowance was increased limiting the recognition of deferred tax assets to the extent of previously recorded deferred tax liabilities. The income tax expense for the year ended December 31, 2001 was primarily due to U.S. and foreign operating earnings reduced by tax credits of $37.2 million.

     For 2002, income taxes were recorded on the basis that Xcel Energy would not include us in its consolidated federal income tax return following Xcel Energy’s acquisition of our public shares on June 3, 2002. Since Xcel Energy did not include us in its consolidated federal income tax return, we and each of our U.S. subsidiaries that is classified as a corporation for U.S. income tax purposes must file separate federal income tax returns. It is uncertain if, on a stand-alone basis, we will be able to fully realize deferred tax assets related to net operating losses and other temporary differences, consequently, a valuation allowance of $1.1 billion was recorded as of December 31, 2002.

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

     Discontinued Operations

     Subsequent to December 31, 2002, we determined that additional projects had met the necessary criteria for discontinued operations treatment, McClain, PERC, Cobee, NLGI, NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu, accordingly, we have restated all periods presented to reflect the addition of these projects as discontinued operations.

     As of December 31, 2002, we classified the operations and gains/losses recognized on the sales of certain entities as discontinued operations. Discontinued operations consist of the historical operations and net gains/losses related to our Crockett Cogeneration, Entrade, Killingholme, Csepel, Bulo Bulo, McClain, PERC, Cobee, NLGI, NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu that were sold in 2002 or were deemed to have met the required criteria for such classification pending final disposition. For 2002, the results of operations related to such discontinued operations was a net loss of $673.1 million as compared to a gain of $55.2 million for the same period in 2001. The primary reason for the loss recognized in 2002 is due to asset impairments recorded at Killingholme, TERI, NLGI, LSP Energy and Hsin Yu.

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

     On November 24, 2003, the bankruptcy court issued an order confirming the NRG plan of reorganization, and the plan became effective on December 5, 2003. On September 17, 2003, the Northeast/South Central plan of reorganization was proposed after we secured the necessary financing commitments. On November 25, 2003, the bankruptcy court issued an order confirming the Northeast/South Central plan of reorganization and the plan became effective on December 23, 2003.

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

     Under the requirements of Fresh Start, we have adjusted our assets and liabilities, other than deferred income taxes, to their estimated fair values as of December 5, 2003. As a result of marking our assets and liabilities to their estimated fair values, we determined that there was no excess reorganization value that was reallocated back to our tangible and intangible assets. Deferred taxes were determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” The net effect of all Fresh Start adjustments resulted in a gain of $4.1 billion, which is reflected in the Predecessor Company’s results of operations for the period January 1, 2003 through December 5, 2003. The application of the Fresh Start provisions of SOP 90-7 created a new reporting entity having no retained earnings or accumulated deficit.

     As part of the bankruptcy process we engaged an independent financial advisor to assist in the determination of our reorganized enterprise value. The fair value calculation was based on management’s forecast of expected cash flows from our core assets. Management’s forecast incorporated forward commodity market prices obtained from a third party consulting firm. A discounted cash flow calculation was used to develop the enterprise value of Reorganized NRG, determined in part by calculating the weighted average cost of capital of the Reorganized NRG. The Discounted Cash Flow, or “DCF”, valuation methodology equates the value of an asset or business to the present value of expected future economic benefits to be generated by that asset or business. The DCF methodology is a “forward looking” approach that discounts expected future economic benefits by a theoretical or observed discount rate. The independent financial advisors prepared a 30-year cash flow forecast using a discount rate of approximately 11%. The resulting reorganization enterprise value as included in the Disclosure Statement ranged from $5.5 billion to $5.7 billion. The independent financial advisor then subtracted our project level debt and made several other adjustments to reflect the values of assets held for sale, excess cash and collateral requirements to estimate a range of Reorganized NRG equity value of between $2.2 billion and $2.6 billion.

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

     We recorded approximately $4.1 billion of net reorganization income in the Predecessor Company’s statement of operations for 2003, which includes the gain on the restructuring of equity and the discharge of obligations subject to compromise for less than recorded amounts, as well as adjustments to the historical carrying values of our assets and liabilities to fair market value.

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

	Predecessor											Reorganized
	Company	Debt Discharge										NRG
	December 5,	and Exchange										December 6,
	2003	of Stock		Fresh Start Adjustments						Consolidation		2003
				(In thousands)
Current Assets
Cash and cash equivalents	$396,018	$(1,728	)(B)	$			$			$1,692	(T)	$395,982
Restricted cash	489,383	1,732	(B)							1,932	(T)	493,047
Accounts receivable — trade	208,677				(2	)(B)		3,627	(J)	1,177	(T)	213,479
Accounts receivable — affiliates	41,259				819	(B)		(42,078	)(J)			—
Xcel Energy settlement receivable		640,000	(A)									640,000
Current portion of notes receivable	66,628											66,628
Inventory	233,185				(25,945	)(K)		(11,004	)(L)			196,236
Derivative instruments valuation	161											161
Prepayments and other current assets	156,841	(25,855	)(B)		(7,309	)(M)		85,873	(J)	1,047	(T)	210,597

	Predecessor									Reorganized
	Company	Debt Discharge								NRG
	December 5,	and Exchange								December 6,
	2003	of Stock		Fresh Start Adjustments				Consolidation		2003
				(In thousands)
Current assets — discontinued operations	126,132			(1,241	)(K)	1,629	(J)			126,520

Total current assets	1,718,284	614,149		(33,678)		38,047		5,848		2,342,650

Property, Plant and Equipment
Net property, plant and equipment	5,247,375			(1,153,101	)(I)	(132,128	)(J)	46,652	(T)	4,008,798

Other Assets
Equity investments in affiliates	956,757			(216,029	)(C)	14	(J)	(6,880	)(T)	733,862
Notes receivable, less current portion — affiliates	164,987			(39,336	)(P)					125,651
Notes receivable, less current portion	752,847	(155,477	)(D)	77,862	(P)			(301	)(T)	674,931
Decommissioning fund investments	4,787									4,787
Intangible assets, net	70,275			437,222	(O)	(22,829	)(I)			484,668
Debt issuance cost, net	67,045			(67,045	)(P)					—
Derivative instruments valuation	66,442									66,442
Other assets, net	18,268			(37,891	)(P)	98,857	(J)	2,170	(T)	112,890
						31,486	(J)
Non-current assets — discontinued operations	822,569			(209,919	)(P)					612,650

Total other assets	2,923,977	(155,477)		(55,136)		107,528		(5,011)		2,815,881

Total Assets	$9,889,636	$458,672		$(1,241,915)		$13,447		$47,489		$9,167,329

Current Liabilities
Current portion of long-term debt	$1,433,551	$(155,477	)(D)	$(89,182	)(P)	$1,307,249	(Q)	$613	(T)	$2,496,754
Short-term debt				18,645	(P)					18,645
Accounts payable — trade	299,409	(101,632	)(E)	(805	)(N)	5,499	(J)			202,471
Accounts payable — affiliates	21,457	(2,308	)(B)	(5,192	)(N)	2,995	(J)	36	(T)	16,988
Accrued income tax	19,303			(7,127	)(M)	4,255	(J)			16,431
Accrued property, sales and other taxes	30,200			(5,942	)(B)	3,556	(J)			27,814
Accrued salaries, benefits and related costs	14,195					2,519	(J)	5	(T)	16,719
Accrued interest	76,485	(2,464	)(B)			1,631	(J)	121	(T)	75,773
Derivative instruments valuation	95									95
Creditor pool obligation		1,040,000	(F)							1,040,000
Other bankruptcy settlement		220,000	(F)							220,000
Other current liabilities	135,275	57	(F)	11,800	(O)	(10,770	)(J)	413	(T)	136,775
Current liabilities — discontinued operations	160,648			(51,679	)(J)	6	(J)			108,975

Total Current Liabilities	2,190,618	998,176		(129,482)		1,316,940		1,188		4,377,440

Other Liabilities
Long-term debt	849,192	10,000	(G)	(21,869	)(P)	303	(J)	42,060	(T)	879,686
Deferred income taxes	146,120			(13,973	)(M)	12,541	(J)			144,688
Postretirement and other benefit obligations	44,601	(1,118	)(B)	64,067	(R)	(2,838	)(J)			104,712
Derivative instruments valuation	53,082					102,627	(J)			155,709
Other long-term obligations	146,761	763	(B)	488,218	(O)	(99,060	)(J)			536,682
Non-current liabilities — Discontinued operations	558,194			1,366	(M)					559,560

Total non-current liabilities	1,797,950	9,645		517,809		13,573		42,060		2,381,037

Total liabilities not subject to compromise	3,988,568	1,007,821		388,327		1,330,513		43,248		6,758,477
Total liabilities subject to compromise	7,658,071	(6,278,547	)(H)	(1,367	)(J)	(1,378,157	)(Q)			—

Total liabilities	11,646,639	(5,270,726)		386,960		(47,644)		43,248		6,758,477
Stockholders’ Equity/(Deficit)
Minority interest	611							4,241	(T)	4,852
Commitments and Contingencies
Class A — Common stock; $.01 par value; 100 shares authorized in 2002; 3 shares issued and outstanding at December 31, 2002	1	(1	)(S)							—
Common stock; $.01 par value; 100 authorized in 2002; 1 share issued and outstanding at December 31, 2002	—									—

	Predecessor								Reorganized
	Company	Debt Discharge							NRG
	December 5,	and Exchange							December 6,
	2003	of Stock		Fresh Start Adjustments				Consolidation	2003
				(In thousands)
Common stock; $.01 par value; 500,000,000 authorized in 2003; 100,000,000 shares issued and outstanding at December 6, 2003	—	1,000	(H)						1,000
Additional paid-in capital	2,227,691	2,403,000	(H)	(2,227,691)	(S)				2,403,000
Retained earnings/(deficit)	(3,986,739)			3,924,215	(S)	62,524	(S)		—
Accumulated other comprehensive income	1,433					(1,433)	(S)		—

Total Stockholders’ equity/ (deficit)	(1,757,614)	2,403,999		1,696,524		61,091			2,404,000

Total Liabilities and Stockholders’ Equity/ (Deficit)	$9,889,636	$(2,866,727)		$2,083,484		$13,447		$47,489	$9,167,329

(A)	Represents a $640.0 million receivable from Xcel Energy that relates to the Xcel Energy Settlement Agreement. $288.0 million was paid on February 20, 2004 in cash and $352.0 million will be paid on April 30, 2004.

(B)	Adjustments to assets and liabilities resulting from the NRG Energy bankruptcy settlement.

(C)	Includes the adjustment of carrying amount of Investments in Projects to fair market value as determined by independent appraisers.

(D)	The NRG Energy bankruptcy settlement included the liquidation of NRG FinCo. As a result, the NRG FinCo creditors obtained a perfected first priority security interest in all of LSP Pike Energy LLC assets, making the Mississippi Industrial Revenue Bonds owed by LSP Pike Energy LLC worthless.

(E)	Includes $103.0 million discharge of obligations related to LSP Pike Energy LLC settlement with Shaw Constructors, Inc.

(F)	Includes the establishment of a creditor’s pool and the FinCo lender settlement (in millions):

Creditor installment payments	$515.0
Establishment of Plan of reorganization liability	500.0
Contingency payment	25.0
FinCo lender settlement (see Note 24)	220.0

Total other current liabilities	$1,260.0

(G)	Represents NRG Energy Promissory Note owed to Xcel Energy, due June 5, 2006 with a stated interest rate of 3.0%

(H)	Represents the elimination of approximately $5.2 billion of corporate level bank and bond debt and approximately $1.1 billion of additional claims and disputes by distributing a combination of equity and up to $1.04 billion in cash among our unsecured creditors. Upon reorganization we issued 100 million shares of NRG common stock at $24.04 per share.

(I)	Result of allocating the reorganization value in conformity with the purchase method of accounting for business combinations. These allocations were based on valuations obtained from independent appraisers.

(J)	Adoption of Fresh Start Reporting and reinstatement of miscellaneous liabilities subject to compromise.

(K)	Accounting policy change upon adoption of fresh start reporting. Consumables are no longer included as inventory and are expensed as incurred.

(L)	Accounting policy change upon adoption of fresh start reporting. Capital spares were reclassified from inventory to Property Plant and Equipment.

(M)	Records income taxes of the Company based on the guidance provided in the Statement of Financial Accounting Standards No. 109 and SOP 90-7.

(N)	Adjust assets and liabilities to reflect management’s estimate, with the assistance of independent specialists, of the fair value.

(O)	Reflects management’s estimate, with the assistance of independent appraisers, of the fair value of power purchase agreements and SO(2) emission credits. Management identified certain power purchase agreements that were either significantly valuable or significantly burdensome as compared to our market expectations. The predecessor goodwill and intangibles were written off. Our guarantees were reviewed for the requirement to recognize a liability at inception. As a result, we recorded a $15.0 million liability. In addition, our Asset Retirement Obligation or “ARO” was revalued.

(In millions)
SO(2) emission credits	$373.5
Valuable contracts	111.2
Predecessor intangible	(47.5)

Total intangible	$437.2

Burdensome contracts	$15.1
Other valuations adjustments	(3.3)

Total other current liabilities	$11.8

Burdensome contracts	$467.2
Other valuations adjustments	21.0

Total other long-term obligations	$488.2

(P)	Reflects management’s estimate, based on current market interest rates as of December 5, 2003, of the fair value of notes receivable, notes payable and other debt instruments.

(Q)	Reclassification of subject to compromise liabilities due to emergence from bankruptcy consists primarily of the debt held at our Northeast and South Central subsidiaries of $1.3 billion. The remaining amounts were reclassified to current liabilities.

(R)	Adjustment to post-retirement and other benefit obligations in order to reflect the accumulated benefit obligation liability based on independent actuarial reports. The pension and welfare plans were assumed from Xcel Energy without the transfer of assets.

(S)	Reflects the cancellation of the Predecessor Company’s common stock and the elimination of the retained deficit and the accumulated other comprehensive loss.

(T)	As required by SOP 90-7, we have adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” or “FIN 46,” as of the adoption of Fresh Start. The adoption of FIN 46 resulted in the consolidation of Northbrook New York, LLC and Northbrook Energy, LLC.

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

	Predecessor Company			Reorganized NRG
	Year Ended December 31,		For the Period January 1 - December 5,	For the Period December 6 - December 31,
	2001	2002	2003	2003
	(In thousands)
Net cash provided (used) by operating activities	$276,014	$430,042	$238,509	$(588,875)
Net cash (used) provided by investing activities	(4,335,641)	(1,681,467)	(185,679)	363,372
Net cash provided (used) by financing activities	4,153,546	1,449,330	(29,944)	393,273

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

     Project Finance Requirements. We are a holding company and conduct our operations through subsidiaries. Historically, we have utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct our power plants and related assets. Consistent with our strategy, we may seek, where available on commercially reasonable terms, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. Non- recourse borrowings are substantially non-recourse to other subsidiaries, affiliates and us, and are generally secured by the capital stock, physical assets, contracts and cash flow of the related project subsidiary or affiliate. Some of these project financings require us to post collateral in the form of cash or an acceptable letter of credit.

     Principal on short-term debt, long-term debt and capital leases as of December 31, 2003 are due and payable in the following periods (in thousands):

Subsidiary/Description	Total	2004	2005	2006	2007	2008	Thereafter
$250 Million Revolver Due Dec 2007	$—	$—	$—	$—	$—	$—	$—
Xcel Energy Note	10,000	—	—	10,000		—	—
Credit Facility Due June 2010	1,200,000	12,000	12,000	12,000	12,000	12,000	1,140,000
8% Senior Secured Notes due Dec. 2013	1,250,000	—	—	—	—	—	1,250,000
MEC Corp.	126,279	7,329	7,876	8,465	9,097	9,777	83,735
NRG Peaker Finance Co LLC	311,373	311,373	—	—	—	—	—
LSP — Kendall Energy	487,013	487,013	—	—	—	—	—
Flinders Power Finance Pty	187,668	—	9,292	12,436	13,538	14,737	137,665
Pittsburgh Thermal LP	1,550	1,550	—	—	—	—	—
San Francisco Thermal LP	860	729	31	34	37	29	—
Meridan	500	500	—	—	—	—	—
Camas Pwr BLR LP Bank facility	8,628	2,352	2,443	2,533	1,300	—	—
Camas Pwr BLR LP Bonds	5,765	1,290	1,385	1,485	1,605	—	—
Northbrook New York	17,199	300	500	600	700	800	14,299
Northbrook Carolina	2,475	100	100	100	150	150	1,875
Northbrook STS HydroPower	24,506	436	477	523	572	627	21,871

Subtotal Debt, Bonds and Notes	3,633,816	824,972	34,104	48,176	38,999	38,120	2,649,445

Saale Energie GmbH, Schkopau (capital lease)	342,469	75,944	78,580	43,858	33,075	27,039	83,973
Audrain Generating (capital lease)	239,930	—	—	—	—	—	239,930
NRG Processing Solutions, LLC (capital lease)	326	326	—	—	—	—	—

Subtotal Capital Leases	582,725	76,270	78,580	43,858	33,075	27,039	323,903

Itiquira	19,019	19,019	—	—	—	—	—
Discontinued Operations
LSP Energy LP (Batesville)	307,175	7,575	9,600	11,925	12,525	12,825	252,725
Hsin Yu Energy Development	85,300	85,300	—	—	—	—	—
PERC (Bonds)	26,265	1,735	1,820	1,910	2,005	2,110	16,685
Cobee	31,800	11,025	11,535	4,620	4,620	—	—
McClain	156,509	156,509	—	—	—	—	—

Subtotal Discontinued Operations	607,049	262,144	22,955	18,455	19,150	14,935	269,410

Total Debt	$4,842,609	$1,182,405	$135,639	$110,489	$91,224	$80,094	$3,242,758

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

     If we decide not to provide any additional funding or credit support to our subsidiaries, the inability of any of our subsidiaries that are under construction or that have near-term debt payment obligations to obtain non- recourse project financing may result in such subsidiary’s insolvency and the loss of our investment in such subsidiary. Additionally, the loss of a significant customer at any of our subsidiaries may result in the need to restructure the non-recourse project financing at that subsidiary, and the inability to successfully complete a restructuring of the non-recourse project financing may result in a loss of our investment in such subsidiary. Certain of our projects are subject to restrictions regarding the movement of cash. For additional information see Item 15 — Note 17 to the Consolidated Financial Statements.

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

Net Operating Loss Carryforwards

     During 2002 and 2003 we generated a net operating loss carryforward of $1.0 billion which will expire in 2023. We have assessed the likelihood that a substantial portion of the deferred tax assets relating to the net operating loss carryforwards would not be realized. This assessment included consideration of positive and negative factors, including our current financial position and results of operations, projected future taxable income, including projected operating and capital gains, and available tax planning strategies. As a result of such assessment, we determined that it was more likely than not that the deferred tax assets related to our domestic net operating loss carryforwards would not be realized. Accordingly, a full valuation allowance was recorded against the net deferred tax assets including net operating loss carryforwards. We also determined that it is more likely than not that a substantial portion of the net operating loss generated in 2002 and 2003 could be determined to be capital in nature. Given that capital losses are of a different character than ordinary losses the likelihood of capital losses expiring unutilized is greater than that of ordinary net operating losses.

     In addition, the conversion of ordinary losses to capital losses, to the extent that the amount exceeds our existing net operating loss, results in a corresponding reduction to the tax basis of our fixed assets. The consequence of which is a reduction to expected depreciation in future years.

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

	Payments Due by Period as of December 31, 2003
					After
Contractual Cash Obligations	Total	Short Term	1-3 Years	4-5 Years	5 Years
	(In thousands)
Long-term debt **	$3,633,816	$824,972	$82,280	$77,119	$2,649,445
Capital lease obligations	582,725	76,270	122,438	60,114	323,903
Operating leases***	45,625	8,760	14,799	7,132	14,934
Creditor payments*	540,000	540,000	—	—	—

Total contractual cash obligations	$4,802,166	$1,450,002	$219,517	$144,365	$2,988,282

*	These amounts represent creditor payments under NRG’s plan of reorganization. Additionally, payments of up to $275 million will be required pursuant to security interests held in certain assets by creditors when the related assets are sold.

**	Long-term debt excludes debt recorded at our McClain, PERC, Cobee, LSP and Hsin Yu projects in the amounts of $156.5 million, $26.3 million, $31.8 million, $307.2 million and $85.3 million, respectively, which have been reclassified as discontinued operations.

***	Operating leases excludes obligations for operating leases at our Hsin Yu and Cobee projects in the amounts of $1.8 million and $0.1 million, respectively.

	Amount of Commitment Expiration per Period as of
	December 31, 2003
	Total
	Amounts				After
Other Commercial Commitments	Committed	Short Term	1-3 Years	4-5 Years	5 Years
	(In thousands)
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	92,050	92,050	—	—	—
Cash collateral calls	71,472	71,472	—	—	—
Guarantees of Subsidiaries	506,935	—	19,490	778	486,667
Guarantees of PMI	57,179	5,000	52,179	—	—

Total commercial commitments	$727,636	$168,522	$71,669	$778	$486,667

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

Derivative Instruments

     We may enter into long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect fuel inventories.

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

     Our significant accounting policies are summarized in Item 15 — Note 2 to the Consolidated Financial Statements. The following table identifies certain of the significant accounting policies listed in Item 15 — Note 2 to the Consolidated Financial Statements. The table also identifies the judgments required, uncertainties involved in the application of each and estimates that may have a material impact on our results of operations and statement of financial position. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.

Accounting Policy	Judgments/ Uncertainties Affecting Application
Fresh Start Reporting	•	The determination of the enterprise value and the allocation to the underlying assets and liabilities are based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies

Accounting Policy	Judgments/ Uncertainties Affecting Application
	•	Determination of enterprise value

	•	Determination of Fresh Start date

	•	Consolidation of entities remaining in bankruptcy

	•	Valuation of emission credit allowances and power sales contracts

	•	Valuation of debt instruments

	•	Valuation of equity investments

Capitalization Practices/Purchase Accounting	•	Determination of beginning and ending of capitalization periods

	•	Allocation of purchase prices to identified assets

Asset Valuation and Impairment	•	Recoverability of investment through future operations

	•	Regulatory and political environments and requirements

	•	Estimated useful lives of assets

	•	Environmental obligations and operational limitations

	•	Estimates of future cash flows

	•	Estimates of fair value (fresh start)

	•	Judgment about triggering events

Inventory	•	Valuation of inventory balances

Foreign Currency Translation	•	Recognition of changes in foreign currencies.

Revenue Recognition	•	Customer/counter-party dispute resolution practices

	•	Market maturity and economic conditions

	•	Contract interpretation

Uncollectible Receivables	•	Economic conditions affecting customers, counter parties, suppliers and market prices

	•	Regulatory environment and impact on customer financial condition

	•	Outcome of litigation and bankruptcy proceedings

Derivative Financial Instruments	•	Market conditions in the energy industry, especially the effects of price volatility on contractual commitments

	•	Assumptions used in valuation models

	•	Counter party credit risk

	•	Market conditions in foreign countries

	•	Regulatory and political environments and requirements

Litigation Claims and Assessments	•	Impacts of court decisions

	•	Estimates of ultimate liabilities arising from legal claims

Income Taxes and Valuation Allowance for Deferred Tax Assets	•	Ability of tax authority decisions to withstand legal challenges or appeals

	•	Anticipated future decisions of tax authorities

	•	Application of tax statutes and regulations to transactions.

	•	Ability to utilize tax benefits through carrybacks to prior periods and carryforwards to future periods.

Discontinued Operations	•	Consistent application

	•	Determination of fair value (recoverability)

	•	Recognition of expected gain or loss prior to disposition

Pension	•	Accuracy of management assumptions

	•	Accuracy of actuarial consultant assumptions

Accounting Policy	Judgments/ Uncertainties Affecting Application
Stock-Based Compensation	•	Accuracy of management assumptions used to determine the fair value of the stock options

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

     A separate plan of reorganization was filed for our Northeast Generating and South Central Generating entities that was confirmed by the bankruptcy court on November 25, 2003, and became effective on December 23, 2003, when the final conditions of the plan were completed. In connection with Fresh Start on December 5, 2003, we have accounted for these entities as if they had emerged from bankruptcy at the same time that we emerged, as we believe that we continued to maintain control over the Northeast Generating and South Central Generating facilities throughout the bankruptcy process.

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

     Discontinued Operations

     We classify our results of operations that either have been disposed of or are classified as held for sale as discontinued operations if both of the following conditions are met: (a) the operations and cash flows have been (or will be) eliminated from our ongoing operations as a result of the disposal transaction and (b) we will not have any significant continuing involvement in the operations of the component after the disposal transaction. Prior periods are restated to report the operations as discontinued.

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

     Consolidated Statements of Stockholder’s (Deficit)/Equity — Years ended December 31, 2001 and 2002 and for the period January 1, 2003 to December 5, 2003 (Predecessor Company)
       and the period December 6, 2003 to December 31, 2003 (Reorganized NRG)

     Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

     The following Consolidated Financial Statement Schedule of NRG Energy is filed as part of Item 15(d) of this report and should be read in conjunction with the Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

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

(b) Reports on Form 8-K. We filed reports on Form 8-K on the following dates over the last fiscal year:

     February 21, 2003, March 6, 2003, May 16, 2003, August 27, 2003, October 22, 2003, November 7, 2003, November 19, 2003, December 9, 2003, December 19, 2003, December 24, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
of NRG Energy, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) present fairly, in all material respects, the financial position of NRG Energy, Inc. and its subsidiaries (Predecessor Company) at December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 to December 5, 2003, and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note 6 to the consolidated financial statements, during the first quarter of 2004, PERC and Cobee met the criteria for discontinued operations, and during the second quarter of 2004, LSP Energy and Hsin Yu met the criteria for discontinued operations. Accordingly, all periods presented have been restated to present PERC, Cobee, LSP Energy and Hsin Yu as discontinued operations.

     As discussed in Note 20 to the consolidated financial statements, the Company revised its segment reporting in 2004 to reflect the realignment of their management team. As a result of these changes, prior period segment disclosures have been recast in a consistent manner.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 10, 2004, except as to Notes 6, 20, 30, and 31, which are as of October 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of NRG Energy, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of NRG Energy, Inc. and its subsidiaries (Reorganized NRG) at December 6, 2003 and December 31, 2003 and the results of their operations and their cash flows for the period from December 6, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note 6 to the consolidated financial statements, during the first quarter of 2004, PERC and Cobee met the criteria for discontinued operations, and during the second quarter of 2004, LSP Energy and Hsin Yu met the criteria for discontinued operations. Accordingly, all periods presented have been restated to present PERC, Cobee, LSP Energy and Hsin Yu as discontinued operations.

     As discussed in Note 20 to the consolidated financial statements, the Company revised its segment reporting in 2004 to reflect the realignment of their management team. As a result of these changes, prior period segment disclosures have been recast in a consistent manner.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 10, 2004, except as to Notes 6, 20, 30, and 31, which are as of October 29, 2004

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor Company			Reorganized NRG
	Year Ended December 31,		January 1, 2003	December 6, 2003
			Through	Through
	2001	2002	December 5, 2003	December 31, 2003
	(In thousands, except per share amounts)
Operating Revenues
Revenues from majority-owned operations	$2,085,597	$1,938,549	$1,798,614	$138,507

Operating Costs and Expenses
Cost of majority-owned operations	1,377,093	1,334,263	1,357,531	95,602
Depreciation and amortization	142,083	208,149	219,201	11,808
General, administrative and development	187,302	218,914	170,392	12,541
Other charges (credits)
Legal settlement	—	—	462,631	—
Fresh start reporting adjustments	—	—	(4,118,636)	—
Reorganization items	—	—	197,825	2,461
Restructuring and impairment charges	—	2,563,060	237,575	—

Total operating costs and expenses	1,706,478	4,324,386	(1,473,481)	122,412

Operating Income/(Loss)	379,119	(2,385,837)	3,272,095	16,095

Other Income/(Expense)
Minority interest in earnings of consolidated subsidiaries	—	—	—	(134)
Equity in earnings of unconsolidated affiliates	210,032	68,996	170,901	13,521
Write downs and losses on sales of equity method investments	—	(200,472)	(147,124)	—
Other income, net	22,983	11,430	19,208	96
Interest expense	(364,111)	(452,184)	(329,889)	(18,902)

Total other expense	(131,096)	(572,230)	(286,904)	(5,419)

Income/(Loss) From Continuing Operations Before Income Taxes	248,023	(2,958,067)	2,985,191	10,676
Income Tax Expense/(Benefit)	37,974	(166,867)	37,929	(661)

Income/(Loss) From Continuing Operations	210,049	(2,791,200)	2,947,262	11,337
Income/(Loss) on Discontinued Operations, net of Income Taxes	55,155	(673,082)	(180,817)	(312)

Net Income/(Loss)	$265,204	$(3,464,282)	$2,766,445	$11,025

Weighted Average Number of Common Shares Outstanding — Basic				100,000
Income From Continuing Operations per Weighted Average Common Share — Basic				$0.11
Loss From Discontinued Operations per Weighted Average Common Share — Basic				—
Net Income per Weighted Average Common Share — Basic				$0.11
Weighted Average Number of Common Shares Outstanding — Diluted				100,060
Income From Continuing Operations per Weighted Average Common Share — Diluted				$0.11
Loss From Discontinued Operations per Weighted Average Common Share — Diluted				—
Net Income per Weighted Average Common Shares — Diluted				$0.11

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Predecessor Company	Reorganized NRG
	December 31,	December 6,	December 31,
	2002	2003	2003
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$360,860	$395,982	$551,223
Restricted cash	211,966	493,047	116,067
Accounts receivable-trade, less allowance for doubtful accounts of $18,163, $0 and $0	257,620	213,479	201,921
Xcel Energy settlement receivable	—	640,000	640,000
Current portion of notes receivable — affiliates	2,442	—	200
Current portion of notes receivable	52,269	66,628	65,141
Income tax receivable	8,388	—	—
Inventory	254,012	196,236	194,926
Derivative instruments valuation	28,791	161	772
Prepayments and other current assets	133,717	210,597	222,178
Current deferred income tax	—	—	1,850
Current assets — discontinued operations	238,432	126,520	119,561

Total current assets	1,548,497	2,342,650	2,113,839

Property, Plant and Equipment
In service	5,693,984	3,876,795	3,885,465
Under construction	611,177	132,003	139,171

Total property, plant and equipment	6,305,161	4,008,798	4,024,636
Less accumulated depreciation	(501,961)	—	(11,800)

Net property, plant and equipment	5,803,200	4,008,798	4,012,836

Other Assets
Equity investments in affiliates	884,263	733,862	737,998
Notes receivable, less current portion — affiliates	151,552	125,651	130,152
Notes receivable, less current portion	784,432	674,931	691,444
Decommissioning fund investments	4,617	4,787	4,809
Intangible assets, net of accumulated amortization of $21,618, $0 and $5,212	75,131	484,668	432,361
Debt issuance costs, net of accumulated amortization of $42,411, $0 and $454	129,160	—	74,337
Derivative instruments valuation	90,766	66,442	59,907
Funded letter of credit	—	—	250,000
Other assets	17,499	112,890	118,336
Non-current assets — discontinued operations	1,407,734	612,650	618,968

Total other assets	3,545,154	2,815,881	3,118,312

Total Assets	$10,896,851	$9,167,329	$9,244,987

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)

	Predecessor Company	Reorganized NRG
	December 31,	December 6,	December 31,
	2002	2003	2003
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$7,001,134	$2,496,754	$801,229
Revolving line of credit	1,000,000	—	—
Short-term debt	30,064	18,645	19,019
Accounts payable — trade	540,171	202,471	158,683
Accounts payable — affiliates	57,961	16,988	7,053
Accrued income tax	—	16,431	16,095
Accrued property, sales and other taxes	24,271	27,814	22,322
Accrued salaries, benefits and related costs	16,844	16,719	19,331
Accrued interest	277,116	75,773	8,982
Derivative instruments valuation	13,439	95	429
Creditor pool obligation	—	1,040,000	540,000
Other bankruptcy settlement	—	220,000	220,000
Other current liabilities	105,341	136,775	102,861
Current liabilities — discontinued operations	763,070	108,975	110,177

Total current liabilities	9,829,411	4,377,440	2,026,181
Other Liabilities
Long-term debt	781,514	879,686	3,327,782
Deferred income taxes	74,886	144,688	149,493
Postretirement and other benefit obligations	67,495	104,712	105,946
Derivative instruments valuation	91,039	155,709	153,503
Other long-term obligations	145,594	536,682	480,938
Non-current liabilities — discontinued operations	602,600	559,560	558,884

Total non-current liabilities	1,763,128	2,381,037	4,776,546

Total liabilities	11,592,539	6,758,477	6,802,727

Minority interest	511	4,852	5,004
Commitments and Contingencies
Stockholders’ Equity/(Deficit)
Class A — Common stock; $.01 par value; 100 shares authorized in 2002; 3 shares issued and outstanding at December 31, 2002	—	—	—
Common stock; $.01 par value; 100 shares authorized in 2002; 1 share issued and outstanding at December 31, 2002	—	—	—
Common stock; $.01 par value; 500,000,000 shares authorized in 2003; 100,000,000 shares issued and outstanding at December 6, 2003 and December 31, 2003	—	1,000	1,000
Additional paid-in capital	2,227,692	2,403,000	2,403,429
Retained earnings/(deficit)	(2,828,933)	—	11,025
Accumulated other comprehensive income (loss)	(94,958)	—	21,802

Total stockholders’ equity/(deficit)	(696,199)	2,404,000	2,437,256

Total Liabilities and Stockholders’ Equity/(Deficit)	$10,896,851	$9,167,329	$9,244,987

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor Company			Reorganized NRG
	Year Ended December 31		January 1, 2003	December 6, 2003
			Through	Through
	2001	2002	December 5, 2003	December 31, 2003
	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$265,204	$(3,464,282)	$2,766,445	$11,025
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	(119,002)	(22,252)	(41,472)	2,229
Depreciation and amortization	212,493	286,623	256,700	13,041
Amortization of deferred financing costs	10,668	28,367	17,640	517
Amortization of debt discount/(premium)	—	—	—	1,725
Write downs and losses on sales of equity method investments	—	196,192	146,938	—
Deferred income taxes and investment tax credits	45,556	(230,134)	(1,893)	(3,262)
Unrealized (gains)/losses on derivatives	(13,257)	(2,743)	(34,616)	3,774
Minority interest	6,564	(19,325)	2,177	204
Amortization of out of market power contracts	(54,963)	(89,415)	—	(13,431)
Restructuring & impairment charges	—	3,144,509	408,377	—
Fresh start reporting adjustments	—	—	(3,895,541)	—
Gain on sale of discontinued operations	—	(2,814)	(186,331)	—
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	89,523	(15,487)	28,261	18,030
Accounts receivable-affiliates	—	2,271	—	—
Inventory	(111,131)	42,596	14,128	11,054
Prepayments and other current assets	(36,530)	(58,368)	(36,812)	(9,504)
Accounts payable	(4,512)	278,900	693,663	(40,927)
Accounts payable-affiliates	4,989	47,049	(45,017)	832
Accrued income taxes	(75,132)	44,137	21,244	(1,207)
Accrued property and sales taxes	4,054	27,481	(3,159)	(4,590)
Accrued salaries, benefits, and related costs	15,785	(24,912)	40,690	3,150
Accrued interest	35,637	203,234	158,581	(64,026)
Other current liabilities	82,754	47,692	(22,797)	(510,867)
Other assets and liabilities	(82,686)	10,723	(48,697)	(6,642)

Net Cash Provided (Used) by Operating Activities	276,014	430,042	238,509	(588,875)

Cash Flows from Investing Activities
Acquisitions, net of liabilities assumed	(2,813,117)	—	—	—
Proceeds from sale of discontinued operations	—	160,791	18,612	—
Proceeds from sale of investments	4,063	68,517	107,174	—
Proceeds from sale of turbines	—	—	70,717	—
(Increase) in trust funds	—	—	(13,971)	—
Decrease/(increase) in restricted cash	(99,707)	(197,802)	(252,495)	375,272
Decrease/(increase) in notes receivable	45,091	(209,244)	(1,653)	1,182
Capital expenditures	(1,322,130)	(1,439,733)	(113,502)	(10,560)
Investments in projects	(149,841)	(63,996)	(561)	(2,522)

Net Cash Provided (Used) by Investing Activities	(4,335,641)	(1,681,467)	(185,679)	363,372

Cash Flows from Financing Activities
Net borrowings under line of credit agreement	202,000	790,000	—	—
Proceeds from issuance of stock	475,464	4,065	—	—
Proceeds from issuance of corporate units (warrants)	4,080	—	—	—
Proceeds from issuance of short term debt	622,156	—	—	—

	Predecessor Company			Reorganized NRG
	Year Ended December 31		January 1, 2003	December 6, 2003
			Through	Through
	2001	2002	December 5, 2003	December 31, 2003
	(In thousands)
Capital contributions from parent	—	500,000	—	—
Proceeds from issuance of long-term debt	3,268,017	1,086,770	39,988	2,450,000
Deferred debt issuance costs	—	—	(18,540)	(74,795)
Funded letter of credit	—	—	—	(250,000)
Principal payments on long-term debt	(418,171)	(931,505)	(51,392)	(1,731,932)

Net Cash Provided (Used) by Financing Activities	4,153,546	1,449,330	(29,944)	393,273

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,055)	24,950	(22,276)	(13,562)
Change in Cash from Discontinued Operations	(40,873)	51,267	34,512	1,033

Net Increase in Cash and Cash Equivalents	49,991	274,122	35,122	155,241
Cash and Cash Equivalents at Beginning of Period	36,747	86,738	360,860	395,982

Cash and Cash Equivalents at End of Period	$86,738	$360,860	$395,982	$551,223

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

							Accumulated	Total
	Class A Common		Common		Additional	Retained	Other	Stockholders’
					Paid-in	Earnings/	Comprehensive	Equity/
	Stock	Shares	Stock	Shares	Capital	(Deficit)	Income/(Loss)	(Deficit)
	(In thousands)
Balances at December 31, 2000 (Predecessor Company)	$1,476	147,605	$324	32,396	$1,233,833	$370,145	$(143,690)	$1,462,088

Net income						265,204		265,204
Foreign currency translation adjustments and other							(41,600)	(41,600)
Deferred unrealized gains, net on derivatives							71,101	71,101

Comprehensive income for 2001								294,705
Capital stock activity:
Issuance of corporate units/ warrant					4,080			4,080
Tax benefits of stock option exercise					792			792
Issuance of common stock, net of issuance costs of $23.5 million			185	18,543	475,279			475,464

Balances at December 31, 2001 (Predecessor Company)	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129

Net loss						(3,464,282)		(3,464,282)
Foreign currency translation adjustments and other							64,054	64,054
Deferred unrealized loss, net on derivatives							(44,823)	(44,823)

Comprehensive loss for 2002								(3,445,051)
Contribution from parent					502,874			502,874
Issuance of common stock			6	591	8,843			8,849
Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at December 31, 2002 (Predecessor Company)	$—	—	$—	—	$2,227,692	$(2,828,933)	$(94,958)	$(696,199)

Net income						2,766,445		2,766,445
Foreign currency translation adjustments and other							127,754	127,754
Deferred unrealized loss, net on derivatives							(31,363)	(31,363)

Comprehensive income for the period from January 1, 2003 through December 5, 2003								2,862,836
Effects of reorganization					(2,227,692)	62,488	(1,433)	(2,166,637)
Issuance of common stock			1,000	100,000	2,403,000			2,404,000

Balances at December 5, 2003 (Predecessor Company)	$—	—	$1,000	100,000	$2,403,000	$—	$—	$2,404,000

Net income						11,025		11,025
Foreign currency translation adjustments and other							22,325	22,325
Deferred unrealized loss, net on derivatives							(523)	(523)

Comprehensive income for the period from December 6, 2003 through December 31, 2003								32,827
Compensation expense related to stock option plan					429			429

Balances at December 31, 2003 (Reorganized NRG)	$—	—	$1,000	100,000	$2,403,429	$11,025	$21,802	$2,437,256

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

     Events Leading to the Commencement of the Chapter 11 Filing

     Since the 1990’s, we pursued a strategy of growth through acquisitions and later the development of new construction projects. This strategy required significant capital, much of which was satisfied primarily with third party debt. Due to a number of reasons, particularly our aggressive pricing of acquisitions and the overall downturn in the power generation industry, our financial condition deteriorated significantly starting in 2001. During 2002, our senior unsecured debt and our project-level secured debt were downgraded multiple times by rating agencies. In September 2002, we failed to make payments due under certain unsecured bond obligations, which resulted in further downgrades.

     As a result of the downgrades, the debt load incurred during the course of acquiring assets, declining power prices, increasing fuel prices, the overall downturn in the power generation industry and the overall downturn in the economy, we experienced severe financial difficulties. These difficulties caused us to, among other things, miss scheduled principal and interest payments due to our corporate lenders and bondholders, be required to prepay for fuel and other related delivery and transportation services and be required to provide performance collateral in certain instances. We also recorded asset impairment charges of approximately $3.1 billion during 2002, while we were a wholly-owned subsidiary of Xcel Energy, related to various operating projects as well as for projects that were under construction which we had stopped funding and turbines we had purchased for which we no longer had a use.

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

     We filed two plans of reorganization in connection with our restructuring efforts. The first, filed on May 14, 2003, and referred to as the NRG plan of reorganization, relates to us and the other NRG plan debtors. The second plan, relating to our Northeast and South Central subsidiaries, which we refer to as the Northeast/South Central plan of reorganization, was filed on September 17, 2003. On November 25, 2003, the bankruptcy court entered an order confirming the Northeast/South Central plan of reorganization and the plan became effective on December 23, 2003.

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

     The following description of the material terms of the NRG plan of reorganization and the Northeast/ South Central plan of reorganization is subject to, and qualified in its entirety by, reference to the detailed provisions of the NRG plan of reorganization and NRG disclosure statement, and the Northeast/South Central plan of reorganization and Northeast/South Central disclosure statement, all of which are available for review upon request.

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

     Northeast/South Central Plan of Reorganization

     The Northeast/South Central plan of reorganization was proposed on September 17, 2003 after we secured the necessary financing commitments. On November 25, 2003, the bankruptcy court issued an order confirming the Northeast/South Central plan of reorganization and the plan became effective on December 23, 2003. In connection with the order confirming the Northeast/South Central plan of reorganization, the court entered a separate order which provides that the allowed amount of the bondholders’ claims shall equal in the aggregate the sum of (i) $1.3 billion plus (ii) any accrued and unpaid interest at the applicable contract rates through the date of payment to the indenture trustee plus (iii) the reasonable fees, costs or expenses of the collateral agent and indenture trustee (other than reasonable professional fees incurred from October 1, 2003) plus (iv) $19.6 million, ratably, for each holder of bonds based upon the current outstanding principal amount of the bonds and irrespective of (a) the date of maturity of the bonds, (b) the interest rate applicable to such bonds and (c) the issuer of the bonds. The settlement further provides that the Northeast/South Central debtors shall reimburse the informal committee of secured bondholders, the indenture trustee, the collateral agent, and two additional bondholder groups, for any reasonable professional fees, costs or expenses incurred from October 1, 2003 through January 31, 2004 up to a maximum amount of $2.5 million (including in such amount any post-October 1, 2003 fees already reimbursed), with the exception that the parties to the settlement reserved their respective rights with respect to any additional reasonable fees, costs or expenses incurred subsequent to November 25, 2003 related to matters not reasonably contemplated by the implementation of the settlement of the Northeast/South Central plan of reorganization.

     The creditors of Northeast and South Central subsidiaries are unimpaired by the Northeast/South Central plan of reorganization. This means that holders of allowed general unsecured claims were paid in cash, in full on the effective date of the Northeast/South Central plan of reorganization. Holders of allowed secured claims will receive or have received either (i) cash equal to the unpaid portion of their allowed unsecured claim, (ii) treatment that leaves unaltered the legal, equitable and contractual rights to which such unsecured claim entitles the holder of such claim, (iii) treatment that otherwise renders such unsecured claim unimpaired pursuant to section 1124 of the bankruptcy code or (iv) such other, less favorable treatment that is confirmed in writing as being acceptable to such holder and to the applicable debtor.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or “FIN No. 46.” FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46, the voting interest approach is not the approach used to identify the controlling financial interest. The new rule requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amounts of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. In December 2003, the FASB has published a revision to Interpretation 46, or “FIN 46R”, to clarify some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. As required by SOP 90-7, we have adopted FIN No. 46R as of the adoption of Fresh Start. In connection with the adoption of FIN No. 46R, we have recorded total assets of $54.7 million and total liabilities of $47.5 million as of December 6, 2003 that were previously recorded through equity method investments. The nature of the operations consolidated consisted of hydro power facilities on the East Coast.

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

     As part of the bankruptcy process we engaged an independent financial advisor to assist in the determination of our reorganized enterprise value. The fair value calculation was based on management’s forecast of expected cash flows from our core assets. Management’s forecast incorporated forward commodity market prices obtained from a third party consulting firm. A discounted cash flow calculation was used to develop the enterprise value of Reorganized NRG, determined in part by calculating the weighted average cost of capital of the Reorganized NRG. The Discounted Cash Flow, or “DCF”, valuation methodology equates the value of an asset or business to the present value of expected future economic benefits to be generated by that asset or business. The DCF methodology is a “forward looking” approach that discounts expected future economic benefits by a theoretical or observed discount rate. The independent financial advisor prepared a 30-year cash flow forecast using a discount rate of approximately 11%. The resulting reorganization enterprise value as included in the Disclosure Statement ranged from $5.5 billion to $5.7 billion. The independent financial advisor then subtracted our project level debt and made several other adjustments to reflect the values of assets held for sale, excess cash and collateral requirements to estimate a range of Reorganized NRG equity value of between $2.2 billion and $2.6 billion.

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

     A separate plan of reorganization was filed for our Northeast Generating and South Central Generating entities that was confirmed by the bankruptcy court on November 25, 2003, and became effective on December 23, 2003, when the final conditions of the plan were completed. In connection with Fresh Start on December 5, 2003, we continued to consolidate our Northeast Generating and South Central Generating entities, as we believe that we continued to maintain control over the Northeast Generating and South Central Generating facilities through out the bankruptcy process. As previously stated, the Northeast Generating and South Central Generating entities emerged from bankruptcy on December 23, 2003. However, since the creditors received full recovery, the liabilities are not recorded as subject to compromise in the December 6, 2003 balance sheet.

     Due to the adoption of the Fresh Start upon our emergence from bankruptcy, the Reorganized NRG balance sheet, statement of operations and statement of cash flows have not been prepared on a consistent basis with the Predecessor Company’s financial statements and are therefore not comparable to the financial statements prior to the application of Fresh Start.

     Nature of Operations

     We are a wholesale power generation company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally. We have a diverse portfolio of electric generation facilities in terms of geography, fuel type, and dispatch levels, which help us, mitigate risk. We seek to maximize operating income through the efficient procurement and management of fuel supplies and maintenance services, and the sale of energy, capacity and ancillary services into attractive spot, intermediate and long-term markets.

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

     Goodwill and Intangible Assets

     Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Effective January 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets” or “SFAS No. 142.” Pursuant to SFAS No. 142, goodwill is not amortized but is subject to periodic impairment testing. Prior to 2002, goodwill was amortized on a straight-line basis over 20 to 30 years.

     Intangible assets represent contractual rights held by us. Intangible assets are amortized over their economic useful life and reviewed for impairment on a periodic basis. Non-amortized intangible assets, including goodwill, are tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of that asset.

     Income Taxes

     The Predecessor Company’s income tax provision for the period January 1, 2003 through December 5, 2003 has been recorded on the basis that separate federal income tax returns will be filed. The Reorganized NRG’s income tax provision for the period December 6, 2003 through December 31, 2003 has been recorded on the basis that we and our U.S. subsidiaries will reconsolidate for federal income tax purposes as of December 6, 2003. The income tax provision for the year ended December 31, 2002 has been recorded on the basis that we and our U.S. subsidiaries have filed a consolidated federal income tax return for the period January 1, 2002 through June 3, 2002 and filed separate federal income tax returns for the remainder of 2002.

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

     Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized.

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

     Foreign Currency Translation and Transaction Gains and Losses

     The local currencies are generally the functional currency of our foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses and cash flows are translated at weighted-average rates of exchange for the period. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders’ equity and are not included in the determination of the results of operations. Foreign currency transaction gains or losses are reported in results of operations. We recognized foreign currency transaction gains (losses) of $1.8 million, $(10.4) million, $(19.8) million and $0.4 million in 2001, 2002, 2003 Predecessor Company and 2003 Reorganized NRG, respectively.

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

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, receivables, accounts payables, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximate fair value, as the effective rates for these instruments are comparable to market rates at year-end, including current portions. The fair value of long-term debt is estimated based on quoted market prices for those instruments which are traded or on a present value method using current interest rates for similar instruments with equivalent credit quality.

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

     In recording transactions and balances resulting from business operations, we use estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, un- collectible accounts, actuarially determined benefit costs and the valuation of long-term energy commodities contracts, among others. In addition, estimates are used to test long-lived assets for impairment and to determine fair value of impaired assets. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

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

     In constructing our Fresh Start balance sheet using our reorganization value upon our emergence from bankruptcy we used a reorganization equity value of approximately $2.4 billion, as we believe this value to be the best indication of the value of the ownership distributed to the new equity owners. Accordingly, our reorganization value of $9.1 billion was determined by adding our reorganized equity value of $2.4 billion, $3.7 billion of interest bearing debt and our other liabilities of $3.0 billion. This value is consistent with the voting creditors and Court’s approval of the Plan of Reorganization.

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

	Predecessor											Reorganized
	Company	Debt Discharge										NRG
	December 5,	and Exchange of										December 6,
	2003	Stock		Fresh Start Adjustments						Consolidation		2003
Current Assets
Cash and cash equivalents	$396,018	$(1,728	)(B)	$			$			$1,692	(T)	$395,982
Restricted cash	489,383	1,732	(B)							1,932	(T)	493,047
Accounts receivable — trade, net	208,677				(2	)(B)		3,627	(J)	1,177	(T)	213,479
Accounts receivable — affiliates	41,259				819	(B)		(42,078	)(J)			—
Xcel Energy settlement receivable		640,000	(A)									640,000
Current portion of notes receivable	66,628											66,628
Inventory	233,185				(25,945	)(K)		(11,004	)(L)			196,236
Derivative instruments valuation	161											161
Prepayments and other current assets	156,841	(25,855	)(B)		(7,309	)(M)		85,873	(J)	1,047	(T)	210,597
Current assets — discontinued operations	126,132				(1,241	)(K)		1,629	(J)			126,520

Total current assets	1,718,284	614,149			(33,678)			38,047		5,848		2,342,650

Property, Plant and Equipment
Net property, plant and equipment	5,247,375				(1,153,101	)(I)		(132,128	)(J)	46,652	(T)	4,008,798

Other Assets
Equity investments in affiliates	956,757				(216,029	)(C)		14	(J)	(6,880	)(T)	733,862
Notes receivable, less current portion — affiliates	164,987				(39,336	)(P)						125,651
Notes receivable, less current portion	752,847	(155,477	)(D)		77,862	(P)				(301	)(T)	674,931
Decommissioning fund investments	4,787											4,787
Intangible assets, net	70,275				437,222	(O)		(22,829	)(I)			484,668
Debt issuance costs, net	67,045				(67,045	)(P)						—
Derivative instruments valuation	66,442											66,442
Other assets	18,268				(37,891	)(P)		98,857	(J)	2,170	(T)	112,890
								31,486	(J)
Non-current assets — discontinued operations	822,569				(209,919	)(P)						612,650

Total other assets	2,923,977	(155,477)			(55,136)			107,528		(5,011)		2,815,881

Total Assets	$9,889,636	$458,672			$(1,241,915)			$13,447		$47,489		$9,167,329

	Predecessor									Reorganized
	Company	Debt Discharge								NRG
	December 5,	and Exchange of								December 6,
	2003	Stock		Fresh Start Adjustments				Consolidation		2003
Current Liabilities
Current portion of long-term debt	$1,433,551	$(155,477	)(D)	$(89,182	)(P)	$1,307,249	(Q)	$613	(T)	$2,496,754
Short-term debt				18,645	(P)					18,645
Accounts payable — trade	299,409	(101,632	)(E)	(805	)(N)	5,499	(J)			202,471
Accounts payable — affiliates	21,457	(2,308	)(B)	(5,192	)(N)	2,995	(J)	36	(T)	16,988
Accrued income tax	19,303			(7,127	)(M)	4,255	(J)			16,431
Accrued property, sales and other taxes	30,200			(5,942	)(B)	3,556	(J)			27,814
Accrued salaries, benefits and related costs	14,195					2,519	(J)	5	(T)	16,719
Accrued interest	76,485	(2,464	)(B)			1,631	(J)	121	(T)	75,773
Derivative instruments valuation	95									95
Creditor pool obligation		1,040,000	(F)							1,040,000
Other bankruptcy settlement		220,000	(F)							220,000
Other current liabilities	135,275	57	(F)	11,800	(O)	(10,770	)(J)	413	(T)	136,775
Current liabilities — discontinued operations	160,648			(51,679	)(J)	6	(J)			108,975

Total current liabilities	2,190,618	998,176		(129,482)		1,316,940		1,188		4,377,440

Other Liabilities
Long-term debt	849,192	10,000	(G)	(21,869	)(P)	303	(J)	42,060	(T)	879,686
Deferred income taxes	146,120			(13,973	)(M)	12,541	(J)			144,688
Postretirement and other benefit obligations	44,601	(1,118	)(B)	64,067	(R)	(2,838	)(J)			104,712
Derivative instruments valuation	53,082					102,627	(J)			155,709
Other long-term obligations	146,761	763	(B)	488,218	(O)	(99,060	)(J)			536,682
Non-current liabilities — discontinued operations	558,194			1,366	(M)					559,560

Total non-current liabilities	1,797,950	9,645		517,809		13,573		42,060		2,381,037

Total liabilities not subject to compromise	3,988,568	1,007,821		388,327		1,330,513		43,248		6,758,477
Total liabilities subject to compromise	7,658,071	(6,278,547	)(H)	(1,367	)(J)	(1,378,157	)(Q)			—

Total liabilities	11,646,639	(5,270,726)		386,960		(47,644)		43,248		6,758,477
Minority interest	611							4,241	(T)	4,852
Commitments and Contingencies
Stockholders’ Equity/Deficit
Class A — Common stock; $.01 par value; 100 shares authorized in 2002; 3 shares issued and outstanding at December 31, 2002	1	(1	)(S)							—
Common stock; $.01 par value; 100 authorized in 2002; 1 share issued and outstanding at December 31, 2002	—									—
Common stock; $.01 par value; 500,000,000 authorized in 2003; 100,000,000 shares issued and outstanding at December 6, 2003	—	1,000	(H)							1,000
Additional paid-in capital	2,227,691	2,403,000	(H)	(2,227,691	)(S)					2,403,000
Retained earnings/deficit	(3,986,739)			3,924,215	(S)	62,524	(S)			—
Accumulated other comprehensive income (loss)	1,433					(1,433	)(S)			—

Total stockholders’ equity/(deficit)	(1,757,614)	2,403,999		1,696,524		61,091		—		2,404,000

Total Liabilities and Stockholders’ Equity/Deficit	$9,889,636	$(2,866,727)		$2,083,484		$13,447		$47,489		$9,167,329

(A)	Represents a $640.0 million receivable from Xcel Energy that relates to the Xcel Energy Settlement Agreement. $288.0 million was paid on February 20, 2004 in cash and $352.0 million will be paid on April 30, 2004.

(B)	Adjustments to assets and liabilities resulting from the NRG Energy bankruptcy settlement.

(C)	Includes the adjustment of carrying amount of Investments in Projects to fair market value as determined by independent appraisers.

(D)	The NRG Energy bankruptcy settlement included the liquidation of NRG FinCo. As a result, the NRG FinCo creditors obtained a perfected first priority security interest in all of LSP Pike Energy LLC assets, making the Mississippi Industrial Revenue Bonds owed by LSP Pike Energy LLC worthless.

(E)	Includes $103.0 million discharge of obligations related to LSP Pike Energy LLC settlement with Shaw Constructors, Inc.

(F)	Includes the establishment of a creditor’s pool and the FinCo lender settlement:

Creditor installment payments	$515.0
Establishment of plan of reorganization liability	500.0
Contingency payment	25.0
FinCo lender settlement (see note 24)	220.0

Total other current liabilities	$1,260.0

(G)	Represents NRG Energy Promissory Note owed to Xcel Energy, due June 5, 2006 with a stated interest rate of 3.0%

(H)	Represents the elimination of approximately $5.2 billion of corporate level bank and bond debt and approximately $1.1 billion of additional claims and disputes by distributing a combination of equity and up to $1.04 billion in cash among our unsecured creditors. Upon reorganization we issued 100 million shares of NRG common stock at $24.04 per share.

(I)	Result of allocating the reorganization value in conformity with the purchase method of accounting for business combinations. These allocations were based on valuations obtained from independent appraisers.

(J)	Adoption of Fresh Start Reporting and reinstatement of miscellaneous liabilities subject to compromise.

(K)	Accounting policy change upon adoption of fresh start reporting. Consumables are no longer included as inventory and are expensed as incurred.

(L)	Accounting policy change upon adoption of fresh start reporting. Capital spares were reclassified from inventory to Property Plant and Equipment.

(M)	Records income taxes of the Company based on the guidance provided in the Statement of Financial Accounting Standards No. 109 and SOP 90-7.

(N)	Adjust assets and liabilities to reflect management’s estimate, with the assistance of independent specialists, of the fair value.

(O)	Reflects management’s estimate, with the assistance of independent appraisers, of the fair value of power purchase agreements and SO(2) emission credits. Management identified certain power purchase agreements that were either significantly valuable or significantly burdensome as compared to our market expectations. The predecessor goodwill and intangibles were written off. Our guarantees were reviewed for the requirement to recognize a liability at inception. As a result, we recorded a $15.0 million liability. In addition, our Asset Retirement Obligation or “ARO” was revalued.

SO(2) emission credits	$373.5
Valuable contracts	111.2
Predecessor intangible	(47.5)

Total Intangible	$437.2

Burdensome contracts	$15.1
Other valuations adjustments	(3.3)

Total other current liabilities	$11.8

Burdensome contracts	$467.2
Other valuations adjustments	21.0

Total other long-term obligations	$488.2

(P)	Reflects management’s estimate, based on current market interest rates as of December 5, 2003, of the fair value of notes receivable, notes payable and other debt instruments.

(Q)	Reclassification of subject to compromise liabilities due to emergence from bankruptcy consists primarily of the debt held at our Northeast and South Central subsidiaries of $1.3 billion. The remaining amounts were reclassified to current liabilities.

(R)	Adjustment to post-retirement and other benefit obligations in order to reflect the accumulated benefit obligation liability based on independent actuarial reports. The pension and welfare plans were assumed from Xcel Energy without the transfer of assets.

(S)	Reflects the cancellation of the Predecessor Company’s common stock and the elimination of the retained deficit and the accumulated other comprehensive loss.

(T)	As required by SOP 90-7, we have adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” or “FIN 46,” as of the adoption of Fresh Start. The adoption of FIN 46 resulted in the consolidation of Northbrook New York, LLC and Northbrook Energy, LLC.

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

Note 4 — Financial Instruments

     The estimated fair values of our recorded financial instruments are as follows:

	Predecessor Company		Reorganized NRG
	December 31, 2002		December 6, 2003		December 31, 2003
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$360,860	$360,860	$395,982	$395,982	$551,223	$551,223
Restricted cash	211,966	211,966	493,047	493,047	116,067	116,067
Notes receivable, including current portion	990,695	990,695	867,210	867,210	886,937	886,937
Long-term debt, including current portion	7,782,648	5,491,081	3,376,440	3,376,440	4,129,011	4,186,136

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

Note 5 — Debtors’ Statements

     As stated above, we and certain of our subsidiaries filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code during 2003. On December 5, 2003, we and five of our subsidiaries emerged from bankruptcy. As of the respective bankruptcy filing dates, the Debtors’ financial records were closed for the Prepetition Period. As required by SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, below are the condensed combined financial statements of our remaining Debtors since the date of the bankruptcy filings, “the Debtors’ Statements.”

     The Debtors’ Statements consist of the following wholly-owned consolidated entities which remained in bankruptcy as of December 6, 2003: Arthur Kill Power LLC, Astoria Gas Turbine Power LLC, Berrians I Gas Turbine Power, LLC, Big Cajun II Unit 4 LLC, Connecticut Jet Power LLC, Devon Power LLC, Dunkirk Power LLC, Huntley Power LLC, Louisiana Generating LLC, LSP-Nelson Energy LLC, Middletown Power LLC, Montville Power LLC, Northeast Generation Holding LLC, Norwalk Power LLC, NRG Central US LLC, NRG Eastern LLC, NRG McClain LLC, NRG Nelson Energy LLC, NRG New Roads Holdings LLC, NRG Northeast Generating LLC, NRG South Central Generating LLC, Oswego Harbor Power LLC, Somerset Power LLC, and South Central Generation Holding LLC. As of December 31, 2003, three entities remain in bankruptcy. Two entities have been deconsolidated and accounted for under the cost method because we have effectively lost control of those entities including NRG Nelson Turbine, LLC and LSP-Nelson Energy LLC. The other entity, NRG McClain LLC, is shown as a discontinued operation since it was held for sale prior to filing for bankruptcy.

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

Debtors’ Condensed Combined Balance Sheet

December 6,
2003
(In thousands)
ASSETS
Cash	$16,421
Accounts receivables-trade	38,018
Accounts receivables, non-Debtor affiliates	31,019
Inventory	150,618
Current portion of notes receivable	1,500
Other current assets	183,433

Total current assets	421,009
Property, plant and equipment, net	1,829,118
Investment in non-Debtors	573
Intangible assets, net	335,851
Other assets	191,257

Total assets	$2,777,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable-trade	$18,809
Debt Obligation	1,307,250
Other current liabilities	74,143

Total current liabilities	1,400,202
Other long-term obligations	715,454
Total stockholders’ equity	662,152

Total liabilities and stockholders’ equity	$2,777,808

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

Note 6 — Discontinued Operations

     SFAS No. 144 requires that discontinued operations be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions our management considered cash flow analyses, bids and offers related to those assets and businesses. This amount is included in income/(loss) on discontinued operations, net of income taxes in the accompanying Statement of Operations. In accordance with the provisions of SFAS No. 144, assets held for sale will not be depreciated commencing with their classification as such.

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

     Summarized results of operations of the discontinued operations were as follows. For the years ended December 31, 2001 and December 31, 2002, discontinued results of operations included our Crockett Cogeneration, Bulo Bulo, Csepel, Entrade, Killingholme, NLGI, McClain, TERI, NEO Corporation projects, Cahua, Energia Pacasmayo, PERC, Cobee, LSP Energy and Hsin Yu. For the period from January 1, 2003 to December 5, 2003, discontinued results of operations include our Killingholme, McClain, NLGI, NEO Corporation projects, TERI, Cahua, Energia Pacasmayo, PERC, Cobee, LSP Energy and Hsin Yu projects. For the period December 6, 2003 to December 31, 2003, discontinued results of operations include our McClain, PERC, Cobee, LSP Energy and Hsin Yu projects. During the first quarter 2004 we determined that PERC and Cobee met the criteria for discontinued operations, accordingly all periods presented have been restated. During the second quarter 2004 we determined that LSP Energy and Hsin Yu met the criteria for discontinued operations, accordingly all periods presented have been restated.

	Predecessor Company			Reorganized NRG
			For the Period	For the Period
	Year Ended December 31,		January 1 - December 5,	December 6 - December 31,
Description	2001	2002	2003	2003
		(In thousands)
Operating revenues	$713,011	$982,007	$263,177	$19,178
Operating and other expenses	662,425	1,667,705	617,671	19,480

Pre-tax income/(loss) from operations of discontinued components	50,586	(685,698)	(354,494)	(302)
Income tax expense/(benefit)	(4,569)	(6,810)	(21,868)	10

Income/(loss) from operations of discontinued components	55,155	(678,888)	(332,626)	(312)
Disposal of discontinued components — pre-tax gain (net)	—	2,814	151,809	—
Income tax benefit	—	(2,992)	—	—

Disposal of discontinued components — gain (net)	—	5,806	151,809	—

Net income/(loss) on discontinued operations	$55,155	$(673,082)	$(180,817)	$(312)

     Operating and other expenses for 2001 and 2002 shown in the table above included asset impairment charges of $0 and approximately $502.0 million, respectively. The 2002 charges are comprised of approximately $477.9 million for the Killingholme project, $121.9 million for the Hsin Yu project, $64.7 million for the Batesville turbine project, $12.4 million for the NEO Landfill Gas, Inc. project and $11.7 million for the TERI project. Operating and other expenses for 2003 include asset impairment charges of approximately $124.3 million, comprised of approximately $100.7 million for McClain and $23.6 million for NLGI.

     The components of income tax benefit attributable to discontinued operations were as follows:

	Predecessor Company			Reorganized NRG
			For the Period	For the Period
	Year Ended December 31,		January 1 - December 5,	December 6 - December 31,
Discontinued Operations:	2001	2002	2003	2003
	(In thousands)
Current
U.S	$509	$935	$(6)	$—
Foreign	(2,876)	(5,126)	(831)	10

	(2,367)	(4,191)	(837)	10
Deferred
U.S	(45)	(1,947)	—	—
Foreign	9,439	(672)	(21,031)	—

	9,394	(2,619)	(21,031)	—
Section 29 tax credits	(11,596)	—	—	—

	(4,569)	(6,810)	(21,868)	10

Disposal of discontinued components — gain (net)
U.S	—	(2,992)	—	—
Foreign	—	—	—	—

	—	(2,992)	—	—

Total income tax expense/(benefit)	$(4,569)	$(9,802)	$(21,868)	$10

     The assets and liabilities of the discontinued operations are reported in the December 31, 2003, December 6, 2003 and December 31, 2002 balance sheets as discontinued operations. The major classes of assets and liabilities are presented by geographic area in the following table. As of December 6, 2003 and December 31, 2003, within our Power Generation segment, the PERC, McClain and LSP Energy projects are included in the Other North America classification and the Cobee and Hsin Yu projects are included in the Other International classification. As of December 31, 2002, within our power generation segment, the PERC, McClain and LSP Energy projects are included in the Other North America classification and the Killingholme, Cahua, Pacasmayo, Cobee and Hsin Yu projects are included in the Other International classification. The NEO and TERI projects are included in the Alternative Energy classification.

	Reorganized NRG
	Power Generation
	December 6, 2003			December 31, 2003
	Other			Other
	North	Other		North	Other
	America	International	Total	America	International	Total
	(In thousands)
Cash and cash equivalents	$4,994	$8,597	$13,591	$4,292	$8,264	$12,556
Restricted cash	56,848	—	56,848	60,292	—	60,292
Receivables, net	13,193	13,111	26,304	12,676	11,259	23,935
Inventory	14,997	4,359	19,356	8,722	3,538	12,260
Other current assets	3,979	6,442	10,421	3,731	6,787	10,518

Current assets — discontinued operations	$94,011	$32,509	$126,520	$89,713	$29,848	$119,561

Property, plant and equipment, net	$481,929	$74,714	$556,643	$487,753	$75,250	$563,003
Deferred income taxes	—	31,486	31,486	—	31,469	31,469
Other non-current assets	14,842	9,679	24,521	14,765	9,731	24,496

Non-current assets — discontinued operations	$496,771	$115,879	$612,650	$502,518	$116,450	$618,968

Current portion of long-term debt	$5,945	$48,973	$54,918	$6,206	$49,744	$55,950
Accounts payable — trade	9,237	24,715	33,952	3,057	23,037	26,094
Accrued interest	11,383	608	11,991	13,182	757	13,939
Other current liabilities	2,157	5,957	8,114	8,248	5,946	14,194

Current liabilities — discontinued operations	$28,722	$80,253	$108,975	$30,693	$79,484	$110,177

Long-term debt	$313,738	$19,779	$333,517	$313,738	$19,779	$333,517
Minority interest	31,640	422	32,062	31,879	406	32,285
Other non-current liabilities	184,779	9,202	193,981	184,972	8,110	193,082

Non-current liabilities — discontinued operations	$530,157	$29,403	$559,560	$530,589	$28,295	$558,884

	Predecessor Company
	Power Generation December 31, 2002
	Other
	North	Other	Alternative
	America	International	Energy	Total
	(In thousands)
Cash and cash equivalents	$6,933	$40,740	$430	$48,103
Restricted cash	69,224	1,396	—	70,620
Receivables, net	17,645	29,693	296	47,634
Inventory	11,980	17,072	301	29,353
Derivative instruments valuation	—	29,795	—	29,795
Other current assets	2,107	10,526	294	12,927

Current assets — discontinued operations	$107,889	$129,222	$1,321	$238,432

Property, plant and equipment, net	$720,458	$535,695	$13,114	$1,269,267
Derivative instruments valuation	—	87,803	—	87,803
Other non-current assets	12,015	20,118	18,531	50,664

Non-current assets — discontinued operations	$732,473	$643,616	$31,645	$1,407,734

Current portion of long-term debt	$166,083	$462,570	$7,658	$636,311
Accounts payable — trade	19,321	47,359	966	67,646
Accrued income tax	4	22,422	(166)	22,260
Other current liabilities	18,201	14,689	3,963	36,853

Current liabilities — discontinued operations	$203,609	$547,040	$12,421	$763,070

Long-term debt	$334,200	$68,572	$—	$402,772
Deferred income taxes	121	113,035	(2,102)	111,054
Derivative instruments valuation	—	43,891	—	43,891
Minority interest	28,791	1,344	216	30,351
Other non-current liabilities	769	13,763	—	14,532

Non-current liabilities — discontinued operations	$363,881	$240,605	$(1,886)	$602,600

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

     Hsin Yu — During the second quarter of 2004, we entered into an agreement for the sale of our interest in our Hsin Yu project to a minority interest shareholder, Asia Pacific Energy Development Company Ltd., which reached financial closing in May 2004. Upon completion of the transaction, we received net proceeds of $1.0 million, resulting in a gain of approximately $10.3 million, resulting from our negative equity in the project. In addition, although we have no continuing involvement in the project, we retained the prospect of receiving an additional $1.0 million in additional proceeds upon final closing of Phase II of the project.

Note 7 — Write Downs and (Gains)/Losses on Sales of Equity Method Investments

     Investments accounted for by the equity method are reviewed for impairment in accordance with APB Opinion No. 18. APB Opinion 18 requires that a loss in value of an investment that is other than a temporary decline should be recognized. Gains are recognized on completion of the sale. Write downs and (gains)/ losses on sales of equity method investments recorded in operating expenses in the consolidated statement of operations includes the following:

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

Note 8 — Other Charges (Credits)

     Restructuring, impairment charges, legal settlement costs and fresh start adjustments included in operating expenses in the Consolidated Statement of Operations include the following:

			Reorganized
	Predecessor Company		NRG
		For the Period	For the Period
	Year Ended	January 1 -	December 6 -
	December 31,	December 5,	December 31,
	2002	2003	2003
	(In thousands)
Impairment charges	$2,638,315	$228,896	$—
Reorganization items	—	197,825	2,461
Restructuring charges	111,315	8,679	—
Legal settlement	—	462,631	—
Fresh Start adjustments	—	(3,895,541)	—

Total	$2,749,630	$(2,997,510)	$2,461
Less discontinued operations	186,570 (1)	223,095 (2)	—

Total – continuing operations	$2,563,060	$(3,220,605)	$2,461

(1)	Consists of impairment charges.

(2)	Consists of Fresh Start adjustments.

     Impairment Charges

     We review the recoverability of our long-lived assets in accordance with the guidelines of SFAS No. 144. As a result of this review, we recorded impairment charges of $2.5 billion and $228.9 million for the year ended December 31, 2002 and the period from January 1, 2003 through December 5, 2003 respectively, as shown in the table below.

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

     Impairment charges (credits) included the following asset impairments (realized gains) for the year ended December 31, 2002 and for the period January 1, 2002 to December 5, 2003:

		Predecessor Company
			For the Period
		Year Ended	January 1 -
		December 31,	December 5,
Project Name	Project Status	2002	2003	Fair Value Basis
	(In thousands)
Devon Power LLC	Operating at a loss	$—	$64,198	Projected cash flows
Middletown Power LLC	Operating at a loss	—	157,323	Projected cash flows
Arthur Kill Power, LLC	Terminated construction project	—	9,049	Projected cash flows
Langage (UK)	Terminated	42,333	(3,091)	Estimated market price/Realized gain
Turbine	Sold	—	(21,910)	Realized gain
Berrians Project	Terminated	—	14,310	Realized loss
Termo Rio	Terminated	—	6,400	Realized loss
Nelson	Terminated	467,523	—	Similar asset prices
Pike	Terminated	402,355	—	Similar asset prices
Bourbonnais	Terminated	264,640	—	Similar asset prices
Meriden	Terminated	144,431	—	Similar asset prices
Brazos Valley	Foreclosure completed in January 2003	102,900	—	Projected cash flows
Kendall, Batesville & other expansion projects	Terminated	120,006	—	Projected cash flows
Turbines & equipment	Equipment being marketed	701,573	—	Similar asset prices
Audrain	Operating at a loss	66,022	—	Projected cash flows
Somerset	Operating at a loss	49,289	—	Projected cash flows
Bayou Cove	Operating at a loss	126,528	—	Projected cash flows
Hsin Yu	Operating at a loss	121,864	—	Projected cash flows
Other		28,851	2,617

Total impairment charges (credits)		2,638,315	228,896
Less Discontinued Operations

Hsin Yu		121,864	—	Projected cash flows
Batesville		64,706	—	Projected cash flows

Impairment charges		$2,451,745	$228,896

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

     In November 2003, we settled our dispute with Dick Corporation in connection with Meriden Gas Turbines, which resulted in our recording an additional liability of $8.0 million in November 2003.

     Fresh Start Adjustments

     During the fourth quarter of 2003, we recorded a credit of $4.1 billion in connection with fresh start adjustments as discussed in Note 3. Following is a summary of the significant effects of the reorganization and Fresh Start:

(In millions)
Discharge of corporate level debt	$5,162
Discharge of other liabilities	811
Establishment of creditor pool	(1,040)
Receivable from Xcel	640
Revaluation of fixed assets	(1,392)
Revaluation of equity investments	(207)
Valuation of SO(2) emission credits	374
Valuation of out of market contracts, net	(400)
Fair market valuation of debt	108
Valuation of pension liabilities	(61)
Other valuation adjustments	(100)

Total Fresh Start adjustments	3,895
Less discontinued operations	224

Total Fresh Start adjustments – continuing operations	$4,119

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

     The following represents the pro-forma effect on our net income for the twelve months ended December 31, 2001 and 2002, as if we had adopted SFAS No. 143 as of January 1, 2001:

	Predecessor Company
	Twelve Months	Twelve Months	For the Period
	Ended	Ended	January 1 —
	December 31,	December 31,	December 5,
	2001	2002	2003
	(In thousands)
Income (loss) from continuing operations as reported	$210,049	$(2,791,200)	$2,947,262
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,564)	(677)	2,154

Pro-forma income (loss) from continuing operations	$208,485	$(2,791,877)	$2,949,416

Net income (loss) as reported	$265,204	$(3,464,282)	$2,766,445
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,564)	(677)	2,154

Pro-forma net income (loss)	$263,640	$(3,464,959)	$2,768,599

     On a pro forma basis an Asset Retirement obligation of $8.4 million and $10.1 million would have been recorded as an other long-term obligation as of January 1, 2002 and December 31, 2002, based on similar assumptions used to determine the amounts on our balance sheet as of December 6, 2003 and December 31, 2003.

Note 10 — Inventory

     Inventory, which is stated at the lower of weighted average cost or market consists of:

	Predecessor
	Company	Reorganized NRG
	December 31,	December 6,	December 31,
	2002	2003	2003
	(In thousands)
Fuel oil	$51,443	$69,799	$71,861
Coal	82,554	63,641	59,555
Natural gas	153	377	856
Other fuels	2,852	9,874	10,156
Spare parts	109,311	66,024	58,863
Emission credits	14,742	4,478	4,478
Other	6,301	203	207

Total inventory	267,356	214,396	205,976
Less discontinued operations	13,344	18,160	11,050

Total inventory – continuing operations	$254,012	$196,236	$194,926

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

Note 12 — Property, Plant and Equipment

     The major classes of property, plant and equipment were as follows:

		Predecessor
		Company	Reorganized NRG		Average
					Remaining
	Depreciable	December 31,	December 6,	December 31,	Useful
	Lives	2002	2003	2003	Life
	(In thousands)
Facilities and equipment	10-60 Years	$6,258,744	$4,125,308	$4,141,711	26
Land and improvements		102,624	101,577	101,577
Office furnishings and equipment	3-15 Years	67,030	34,676	34,673	3
Construction in progress		633,307	144,426	151,467

Total property, plant and equipment		7,061,705	4,405,987	4,429,428
Accumulated depreciation		(596,403)	—	(13,041)

Net property, plant and equipment		6,465,302	4,405,987	4,416,387
Less discontinued operations		662,102	397,189	403,551

Net property, plant and equipment		$5,803,200	$4,008,798	$4,012,836

     Included in construction in progress at December 31, 2002 is approximately $248.9 million related to turbines associated with cancelled projects. As of December 5, 2003 and December 31, 2003, $88.6 million of turbine cost associated with cancelled projects has been reclassified to the other asset line in the accompanying balance sheet.

Note 13 — Investments Accounted for by the Equity Method

     We had investments in various international and domestic energy projects. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents us from exercising a controlling influence over operating and financial policies of the projects. Under this method, equity in pretax income or losses of domestic partnerships and, generally, in the net income or losses of international projects, are reflected as equity in earnings of unconsolidated affiliates.

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

Results of Operations

	Year Ended		For the Period	For the Period
	December 31,		January 1 - December 5,	December 6 - December 31,
	2001	2002	2003	2003
	(In millions)
Operating revenues	$1,562	$585	$643	$53
Operating income	345	48	201	31
Net income (pre-tax)	326	34	202	31

Financial Position

	December 31,	December 6,	December 31,
	2002	2003	2003
	(In millions)
Current assets	$255	$247	$257
Other assets	532	454	454

Total assets	$787	$701	$711

Current liabilities	$112	$58	$55
Other liabilities	34	1	8
Equity	641	642	648

Total liabilities and equity	$787	$701	$711

Note 14 — Decommissioning Funds

     We are required by the State of Louisiana Department of Environmental Quality, or “DEQ”, to rehabilitate our Big Cajun II ash and wastewater impoundment areas, subsequent to the Big Cajun II facilities’ removal from service. On July 1, 1989, a guarantor trust fund, or “the Solid Waste Disposal Trust Fund”, was established to accumulate the estimated funds necessary for such purpose. Approximately $1.1 million was initially deposited in the Solid Waste Disposal Trust Fund in 1989, and $116,000 has been funded annually thereafter, based upon an estimated future rehabilitation cost (in 1989 dollars) of approximately $3.5 million and the remaining estimated useful life of the Big Cajun II facilities. At December 31, 2002, December 6, 2003 and December 31, 2003, the carrying value of the trust fund investments was approximately $4.6 million, $4.8 million and $4.8 million, respectively. The trust fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value. The amounts required to be deposited in this trust fund are separate from our calculation of the asset retirement obligation recorded for the Big Cajun II ash and wastewater impoundment areas discussed in Note No. 9.

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

     Predecessor Company

     We had intangible assets with a net carrying value of $75.1 million at December 31, 2002. The Aggregate amortization expense recognized for the years ended December 31, 2002 and 2001 was approximately $2.7 million and $4.1 million, respectively. The amortization expense for the period January 1, 2003 through December 5, 2003 was $3.8 million.

     Reorganized NRG

     We had intangible assets with a net carrying value of $484.7 million and $432.4 million at December 6, 2003 and December 31, 2003. The power purchase agreements will be amortized as a reduction to revenue over the terms and conditions of each contract. The weighted average amortization period is 7 years for the power purchase agreements. Emission allowances will be amortized as additional fuel expense based upon the actual level of emissions from the respective plant through 2023. The amortization expense for the period December 6, 2003 through December 31, 2003 was $5.2 million related to power purchase agreements. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $57.2 million in year one, $37.2 million in year two, $30.0 million in years three and four, and $23.1 million in year five for both the power purchase agreements and emission allowances. Intangible assets consisted of the following:

	Predecessor Company		Reorganized NRG
	At December 31, 2002		At December 6, 2003		At December 31, 2003
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
Description	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
Goodwill*	$32,958	$6,123	$—	$—	$—	$—

Intangibles:
Service contracts*	65,791	15,987	—	—	—	—
Less discontinued operations	2,000	492
	63,791	15,495

Power purchase agreements			113,209	—	66,114	5,230
Less discontinued operations	—	—	2,059	—	2,059	18
			111,150		64,055	5,212
Emission allowances**	—	—	373,518	—	373,518	—

Total intangibles	$63,791	$15,495	$484,668	$—	$437,573	$5,212

*	Written off as part of Fresh Start since service contracts determined to be at current market rates.

**	No amortization recorded in 2003 as this balance includes only emission allowances for 2004 and beyond. All emission allowances for 2003 were used prior to December 5, 2003.

     The following table summarizes the pro forma impact of implementing SFAS No. 142 at January 1, 2001 on net income (loss) for the periods presented.

	Predecessor Company
			For the Period
	Year Ended December 31,		January 1 -
			December 5,
	2001	2002	2003
	(In thousands)
Reported income/(loss) from continuing operations	$210,049	$(2,791,200)	$2,947,262
Add back: Goodwill amortization (after-tax)	923	—	—
Less discontinued operations	(95)	—	—

Adjusted income/(loss) from continuing operations	$210,877	$(2,791,200)	$2,947,262

Reported net income/(loss)	$265,204	$(3,464,282)	$2,766,445
Add back: Goodwill amortization (after-tax)	2,919	—	—

Adjusted net income/(loss)	$268,123	$(3,464,282)	$2,766,445

Note 16 — Accounting for Derivative Instruments and Hedging Activities

     We have adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” or “SFAS No. 133”, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. SFAS No. 133 requires us to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. The criteria used to determine if hedge accounting treatment is appropriate are a) the designation of the hedge to an underlying exposure, b) whether or not the overall risk is being reduced and c) if there is a high degree of correlation between the value of the derivative instrument and the underlying obligation. Formal documentation of the hedging relationship, the nature of the underlying risk, the risk management objective, and the means by which effectiveness will be assessed is created at the inception of the hedge. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income, or “OCI”, until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative instrument’s change in fair value will be immediately recognized in earnings. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative’s gain or loss unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

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

     No ineffectiveness was recognized on interest rate cash flow hedges during the years ended December 31, 2001 and December 31, 2002 or during the periods January 1, 2003 through December 5, 2003 and December 6, 2003 through December 31, 2003.

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

     During the year ended December 31, 2002, we reclassified gains of $0.9 million from OCI to current-period earnings. During the periods January 1, 2003 through December 5, 2003 and December 6, 2003 through December 31, 2003 losses of $29.7 and $0 million, respectively, were reclassified from OCI to current-period earnings. Our plan of reorganization became effective December 5, 2003 and, accordingly, we made adjustments for Fresh Start in accordance with SOP 90-7. These Fresh Start adjustments resulted in a write-off of net losses recorded in OCI of $65.9 million on interest rate swaps accounted for as hedges. We expect to reclassify an additional $0.7 million of deferred gains to earnings during the next twelve months on interest rate swaps accounted for as hedges.

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

     During the year ended December 31, 2002, we reclassified losses of $2.1 million from OCI to current period earnings. During the periods January 1, 2003 through December 5, 2003 and December 6, 2003 through December 31, 2003 losses of $0 and $0 million, respectively, were reclassified from OCI to current- period earnings. Our plan of reorganization became effective December 5, 2003 and, accordingly, we made adjustments for Fresh Start in accordance with SOP 90-7. These Fresh Start adjustments resulted in a write-off of net losses recorded in OCI of $0.2 million on foreign currency swaps accounted for as hedges. We do not expect to reclassify any deferred gains or losses to earnings during the next twelve months on foreign currency swaps accounted for as hedges.

Note 17 — Debt and Capital Leases

     Long-term debt and capital leases consist of the following:

	Predecessor Company				Reorganized NRG
						Fair Value		Fair Value
					Principal	Adjustment	Principal	Adjustment
				Principal	December 6,		December 31,
	Stated	Effective		December 31,
	Rate	Rate		2002	2003	2003	2003	2003
	(Percent)				(In thousands)
NRG Recourse Debt:
NRG New Credit Facility, due June 23, 2010	(2)	—		$—	$—	$—	$1,200,000	$—
NRG Energy Promissory Note, Xcel Energy, due June 5, 2006	3.00	9.00		—	10,000	(1,349)	10,000	(1,310)
NRG Energy ROARS, due March 15, 2020	7.97	—		257,552	—	—	—	—
NRG Energy senior debentures (corporate units), due May 16, 2006	6.50	—		285,728	—	—	—	—
NRG Energy senior notes:
December 15, 2013	8.00	—		—			1,250,000
February 1, 2006	7.625	—		125,000	—	—	—	—
July 15, 2006	6.75	—		340,000	—	—	—	—
June 15, 2007	7.50	—		250,000	—	—	—	—
June 1, 2009	7.50	—		300,000	—	—	—	—
September 15, 2010	8.25	—		350,000	—	—	—	—
April 1, 2011	7.75	—		350,000	—	—	—	—
November 1, 2003	8.00	—		240,000	—	—	—	—
April 1, 2031	8.625	—		340,000	—	—	—	—
April 1, 2031	8.625	—		160,000	—	—	—	—
NRG Project — Level, Non — Recourse Debt:
NRG Finance Company I LLC — construction revolver, May 2006	(2)	—		1,081,000	—	—	—	—
NRG Processing Solutions, capital lease, due November 2004	9.00	A+ 2	(3)	676	355	12	326	10
NRG Pike Energy LLC, due 2010		—		155,477	—	—	—	—
NRG Energy Center San Diego, LLC promissory note, due June 2003	8.00	—		278	—	—	—	—
NRG Energy Center Pittsburgh LLC, due November 2004	10.61	A+ 2	(3)	3,050	1,550	74	1,550	66

	Predecessor Company				Reorganized NRG
						Fair Value		Fair Value
					Principal	Adjustment	Principal	Adjustment
				Principal	December 6,		December 31,
	Stated	Effective		December 31,
	Rate	Rate		2002	2003	2003	2003	2003
	(Percent)				(In thousands)
NRG Energy Center San Francisco LLC, senior secured notes, due November 2004	10.61	A+ 2	(3)	2,310	860	45	860	41
Meriden due May 14, 2003	10.00	—		—	500	—	500	—
LSP Kendall Energy LLC, due September 2005(1)(5)	2.65	A+3.5	(4)	495,754	489,198	(31,160)	487,013	(30,370)
MidAtlantic Generating LLC, due October 2005(5)	4.625	—		409,201	406,560	—	—	—
Camas Power Boiler LP, unsecured term loan, due June 30, 2007	3.65	A+ 2	(3)	10,896	9,202	(286)	8,628	(277)
COBEE, due July 2007(6)	(2)	15.00		42,150	31,800	(3,028)	31,800	(2,815)
Camas Power Boiler LP, revenue bonds, due August 1, 2007	3.38	A+ 2	(3)	6,965	5,765	(115)	5,765	(108)
NRG Brazos Valley LLC, due June 30, 2008	6.75	—		194,362	—	—	—	—
Flinders Power Finance Pty, due September 2012, 6.14%-6.49%	(2)	6.00		99,175	185,825	10,434	187,668	10,632
Hsin Yu(6)	(2)	—		85,607	84,980	(45,000)	85,300	(44,480)
NRG Energy Center Minneapolis LLC senior secured notes due 2013 and 2017, 7.12%-7.31%	(2)	A+ 2	(3)	133,099	127,275	7,112	126,279	7,030
LSP Energy LLC (Batesville), due 2014 and 2025, 7.16%-8.16%(6)	(2)	8.23-9.31		314,300	307,175	(12,528)	307,175	(12,292)
PERC, due 2017 and 2018(6)	6.75	A+ 2	(3)	28,695	26,265	(1,228)	26,265	(1,203)
Northbrook New York	4.10	4.42		—	17,223	(319)	17,199	(315)
Northbrook Carolina	5.10	6.42		—	2,500	(178)	2,475	(177)
Northbrook STS HydroPower	9.13	9.70		—	24,374	(927)	24,506	(930)
Saale Energie GmbH, Schkopau Capital lease, due 2021	(2)	—		325,583	318,025	—	342,469	—
Audrain County, MO — Capital lease, due December 2023	10.00	—		239,930	239,930	—	239,930	—
NRG South Central Generating LLC senior bonds, due various dates through September 15, 2024(5)	(2)	—		750,750	750,750	—	—	—
NRG Northeast Generating LLC senior bonds, due various dates through December 15, 2024(5)	(2)	—		556,500	556,500	—	—	—
NRG Peaker Finance Co. LLC (1)(5)		A+3.5	(4)	319,362	319,362	(72,657)	311,373	(72,105)

Subtotal				8,253,400	3,915,974	(151,098)	4,667,081	(148,603)
Less discontinued operations				470,752	450,220	(61,784)	450,540	(61,073)
Less current maturities				7,001,134	2,598,288	(101,534)	901,242	(100,013)

Total				$781,514	$867,466	$12,220	$3,315,299	$12,483

(1)	We have reclassified the long-term portions of these debt issuances to current as they were callable within one year from December 31, 2003.

(2)	Distinguishes debt with various interest rates.

(3)	A+2 equals Libor plus 2%

(4)	A+ 3.5 equals Libor plus 3.5%

(5)	We have reclassified the long-term portions of these debt issuances to current, as they were callable within one year from December 6, 2003.

(6)	Discontinued operations

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

Project Financings

     For discussion of NRG FinCo, the Audrain capital lease and LSP Pike Energy LLC see Note 24.

     The LSP Kendall Energy LLC credit facility is non-recourse to us and consists of a construction and term loan, working capital and letter of credit facilities. As of December 31, 2002, December 6, 2003 and December 31, 2003, there were borrowings totaling approximately $495.8 million, $489.2 million and $487.0 million, respectively, outstanding under the facility at a weighted average annual interest rate of 3.15%, 2.58% and 2.58%, respectively. In May 2002, LSP-Kendall Energy, LLC received a notice of default from Societe Generale, the administrative agent under LSP-Kendall’s Credit and Reimbursement Agreement dated November 12, 1999. The notice asserted that an event of default had occurred under the Credit and Reimbursement Agreement as a result of liens filed against the Kendall project by various subcontractors. In consideration of the borrower’s implementation of a plan to remove the liens, and our indemnification pursuant to an Indemnity Agreement dated June 28, 2002, of the lenders to the Kendall project from any claims or damages relating to these liens or any dispute or action involving the project’s EPC contractor, the administrative agent, with the consent of the required lenders under the Credit and Reimbursement Agreement, withdrew the notice of default and conditionally waived any default or event of default described therein. Discussions with the administrative agent regarding the liens continue. On August 25, 2003, LSP- Kendall Energy LLC entered into a Completion Extension and Amendment Agreement with the lenders and Societe Generale whereby certain extensions were granted in respect of project construction, lien removal and other items. The Completion Extension and Amendment Agreement prohibits LSP-Kendall Energy LLC from making any distributions to equity owners until January 1, 2005, and thereafter only when certain conditions are met. LSP-Kendall Energy LLC continues to be in default with respect to certain covenants, however, and is in discussions with the lenders regarding restructuring its indebtedness.

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

     In July 2002, NRG Energy Center Minneapolis LLC, or “MEC”, an indirect wholly owned subsidiary, entered into an agreement allowing it to issue senior secured promissory notes in the aggregate principal amount of up to $150 million. In July 2002, under this agreement, MEC issued $75 million of bonds in a private placement. Two series of notes were issued in July 2002, the $55 million

Series A-Notes dated July 3, 2002, which matures on August 1, 2017 and bears an interest rate of 7.25% per annum and the $20 million Series B-Notes dated July 3, 2002, which matures on August 1, 2017 and bears an interest rate of 7.12% per annum. NRG Thermal LLC, a directly held, wholly-owned subsidiary, which owns 100% of MEC, pledged its interests in all of its district heating and cooling investments throughout the United States as collateral. NRG Thermal and MEC are required to maintain compliance with certain financial covenants primarily related to incurring debt, disposing of assets, and affiliate transactions. In August 1993, MEC issued $84 million of 7.31% senior secured notes, due June 15, 2013. The three MEC notes contain a covenant providing the lender the option to choose prepayment of the notes if, among other things, Xcel Energy no longer directly or indirectly owns a controlling interest in NRG Thermal. Xcel Energy no longer owns a controlling interest in NRG Thermal as a result of our emergence from bankruptcy. In anticipation of the change in control, NRG Thermal has entered into a forbearance agreement with the lender to allow time to negotiate a modified loan covenant package that would enable the lender to choose not to exercise its change in control option. Until a new loan covenant package has been developed, terms of the forbearance agreement prevent MEC or its subsidiaries from making distributions to us. The forbearance agreement expires June 1, 2004. As a result of the forbearance agreement, NRG Thermal and MEC were in compliance with their credit covenants at December 31, 2003.

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

     In March 2002, Flinders Power entered into a 10 year AUD$165 million (US$85.4 million at March 2002) floating rate loan facility for the purpose of refurbishing the Flinders Playford generating station. As of December 31, 2002 and 2003, the Company had drawn AUD$33.3 million (US$18.7 million) and AUD$114.3 million (US$86.0 million), respectively, of this facility. The interest rate has fixed and variable components. The interest rate at December 31, 2002 and 2003 was 6.14% and 7.03%, and is paid semi-annually. Principal payments for the refurbishment facility commence in 2005. Upon our downgrades in 2002, there existed a potential default under these facility agreements related to the funding of reserve accounts. On May 13, 2003, Flinders Power and its lenders entered into a Second Supplemental Deed, which resolved these potential defaults. As part of the terms of that Second Supplemental Deed, part of the refurbishment facility was voluntarily cancelled by Flinders Power so as to reduce the total available commitment from AUD$165 million to AUD$137 million (US$103.1 million).

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

     In connection with our purchase of PowerGen’s interest in Saale Energie GmbH, we have recognized a non-recourse capital lease on our balance sheet in the amount of $325.6 million and $342.5 million, as of December 31, 2002 and 2003, respectively. The capital lease obligation is recorded at the net present value of the minimum lease obligation payable over the lease’s remaining period of 19 years. In addition, a direct financing lease was recorded in notes receivable in the amount of approximately $366.4 million, $435.0 million and $451.4 million, as of December 31, 2002, December 6, 2003 and December 31, 2003, respectively.

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

     Annual maturities of long-term debt and capital leases for the years ending after December 31, 2003 are as follows:

	Discontinued	Continuing
	Operations	Operations	Total
	(In thousands)
2004	$105,635	$901,242	$1,006,877
2005	22,955	112,684	135,639
2006	18,455	92,034	110,489
2007	19,150	72,074	91,224
2008	14,935	65,159	80,094
Thereafter	269,410	2,973,348	3,242,758

Total	$450,540	$4,216,541	$4,667,081

     Future minimum lease payments for capital leases included above at December 31, 2003 are as follows:

(In thousands)
2004	$125,020
2005	127,608
2006	89,875
2007	76,647
2008	68,940
Thereafter	689,165

Total minimum obligations	1,177,255

Interest	594,519

Present value of minimum obligations	582,736
Current portion	76,280

Long-term obligations	$506,456

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

     In addition to our issuance of new common stock, on December 23, 2003, we completed a note offering consisting of $1.25 billion of 8% Second Priority Senior Secured Notes due 2013, and we entered into a new credit facility consisting of a $950.0 term loan facility, a $250.0 million funded letter of credit facility and a $250 million revolving credit facility. We used the proceeds of these offerings to retire certain project level debt, pay certain unsecured creditors and relieve associated cash traps. In January of 2004, we completed a supplementary note offering whereby we issued an additional $475 million of 8% Second Priority Senior Secured Notes due 2013 at a premium and used the proceeds there from to repay a portion of the $950.0 million term loan. As of March 1, 2004, the outstanding principal balance on the notes was $1.725 billion, the principal amount outstanding under the term loan was $446.5 million and $147.5 million remains available under the funded letter of credit facility. As of March 1, 2004, we had not drawn down on our revolving credit facility. Finally, in connection with the consummation of our plan of reorganization, we issued to Xcel Energy a $10.0 million non-amortizing promissory note, which will accrue interest at a rate of 3% per annum and mature 2.5 years after the effective date of our plan of reorganization.

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

     During 2003, we recognized approximately $540,000 of stock based compensation expense under the Long-Term Incentive Plan, approximately $424,000 related to stock options and approximately $116,000 related to restricted stock. In December 2003, we adopted a new long-term incentive plan, or “the Long-Term Incentive Plan”, which is described below.

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

     Performance Awards. Under the long-term incentive plan, the compensation committee may grant performance awards contingent upon achievement by the grantee, us or any of our divisions of specified performance criteria, such as return on equity, over a specified performance cycle, as determined by the compensation committee. Performance awards may include specific dollar-value target awards; performance units, the value of which will be determined by the compensation committee at the time of issuance; and/or performance shares, the value of which will be equal to the fair market value of common stock. The value of a performance award may be fixed or may fluctuate based on specified performance criteria. A performance award may be paid out in cash, shares of our common stock or our other securities.

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

     Amendment and Termination of the Long-Term Incentive Plan. The board of directors or the compensation committee may amend or terminate the long-term incentive plan in its discretion, except that no amendment will become effective without prior approval of our stockholders if approval is required by applicable law or regulations, including any NASDAQ or stock exchange listing requirements, if the amendment would remove a provision of the long-term incentive plan which, without giving effect to the amendment, is subject to shareholder approval or if the amendment would directly or indirectly increase the share limit of 4,000,000 shares. If not otherwise terminated, the long-term incentive plan will terminate on the tenth anniversary of the effective date of our plan of reorganization, which was December 5, 2003.

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

     In December 2003, we issued 173,394 restricted stock units under the Long-Term Incentive Plan. These units will fully vest in December 2006. Total compensation expense under the restricted stock grant is approximately $4.2 million. Compensation expense for the year ended December 31, 2003 was approximately $0.1 million. Compensation expense for the years ended December 31, 2004, December 31, 2005 and December 31, 2006 will be approximately $1.4 million, $1.4 million and $1.3 million, respectively. The weighted-average fair value of our restricted stock units for 2003 is $24.03.

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

Reorganized NRG
For the Period
December 6 -
December 31, 2003
(In thousands,
except per share data)
Basic earnings per share
Numerator:
Income from continuing operations	$11,337
Discontinued operations, net of tax	(312)

Net income	$11,025

Denominator:
Weighted average number of common shares outstanding	100,000
Income from continuing operations	$0.11
Discontinued operations, net of tax	—

Net income	$0.11

Diluted earnings per share
Numerator
Income from continuing operations	$11,337
Discontinued operations, net of tax	(312)

Net income	$11,025

Denominator:
Weighted average number of common shares outstanding	100,000
Incremental shares attributable to the assumed exercise of outstanding stock options (treasury stock method)	—
Incremental shares attributable to the issuance of unvested stock grants (treasury stock method)	60

Total dilutive shares	100,060

Income from continuing operations	$0.11
Discontinued operations, net of tax	—

Net income	$0.11

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

We conduct the majority of our business within five reportable operating segments. All of our other operations are presented under the “All Other” category. Our reportable operating segments consist of Wholesale Power Generation — Northeast, Wholesale Power Generation — South Central, Wholesale Power Generation — West Coast, Wholesale Power Generation — Other North America and Wholesale Power Generation — Australia. These reportable segments are distinct components with separate operating results and management structures in place. Included in the All Other category are our Wholesale Power Generation — Other International operations, our Alternative Energy operations, our Non-Generation operations and an Other component which includes primarily our corporate charges (primarily interest expense) that have not been allocated to the reportable segments and the remainder of our operations which are not significant. We have presented this detail within the All Other category as we believe that this information is important to a full understanding of our business.

	Reorganized NRG December 6, 2003 Through December 31, 2003
	Wholesale Power Generation
		South		Other North
	Northeast	Central	West Coast	America	Australia
	(In thousands)
Operations
Operating Revenues	$69,191	$26,609	$(268)	$5,377	$11,947
Depreciation and amortization	4,604	2,561	58	1,639	1,475
Reorganization items	241	27	—	—	—
Operating Income/(Loss)	11,330	4,530	(445)	948	87
Minority interest in earnings of consolidated subsidiaries	—	—	—	(134)	—
Equity in earnings of unconsolidated affiliates	—	—	9,979	1,836	997
Other income (expense), net	(267)	99	—	162	274
Interest expense	(2,976)	(4,133)	—	(3,643)	(707)
Income/(Loss) From Continuing Operations Before Income Taxes	8,087	496	9,534	(831)	651
Income Tax Expense/(Benefit)	—	—	—	357	(298)
Income/(Loss) from Continuing Operations	8,087	496	9,534	(1,188)	949
Income/(Loss) on Discontinued Operations, net of Income Taxes	—	—	—	(248)	—
Net Income/(Loss)	8,087	496	9,534	(1,436)	949
Balance Sheet
Equity investments in affiliates	1,281	—	304,267	96,249	136,129
Total Assets	$2,178,681	$1,128,404	$355,184	$2,052,100	$945,096

	Reorganized NRG December 6, 2003 Through December 31, 2003
	All Other
	Wholesale Power
	Generation
	Other	Alternative	Non-
	International	Energy	Generation	Other	Total
	(In thousands)
Operations
Operating Revenues	$13,082	$3,869	$9,860	$(1,160)	$138,507
Depreciation and amortization	212	324	497	438	11,808
Reorganization items	1	—	—	2,192	2,461
Operating Income/(Loss)	2,071	36	1,514	(3,976)	16,095
Minority interest in earnings of consolidated subsidiaries	—	—	—	—	(134)
Equity in earnings of unconsolidated affiliates	709	—	—	—	13,521
Other income (expense), net	905	151	77	(1,305)	96
Interest expense	(420)	(1)	(619)	(6,403)	(18,902)
Income/(Loss) From Continuing Operations Before Income Taxes	3,265	186	972	(11,684)	10,676
Income Tax Expense/(Benefit)	1,045	—	45	(1,810)	(661)
Income/(Loss) from Continuing Operations	2,220	186	927	(9,874)	11,337
Income/(Loss) on Discontinued Operations, net of Income Taxes	(64)	—	—	—	(312)
Net Income/(Loss)	2,156	186	927	(9,874)	11,025
Balance Sheet
Equity investments in affiliates	196,488	458	—	3,126	737,998
Total Assets	$1,058,072	$71,886	$334,663	$1,120,901	$9,244,987

	Reorganized NRG January 1, 2003 through December 5, 2003
	Wholesale Power Generation
		South		Other North
	Northeast	Central	West Coast	America	Australia
	(In thousands)
Operations
Operating Revenues	$861,452	$356,534	$23,956	$85,388	$151,494
Depreciation and amortization	90,132	33,987	10,750	38,046	17,114
Legal settlement	—	—	—	4,000	—
Fresh start reporting adjustments	1,067,783	428,823	106,523	515,166	77,593
Reorganization items	1,813	28,769	—	41,717	—
Restructuring and impairment charges	232,170	1,574	—	17,994	5
Operating Income/(Loss)	(1,330,587)	(383,527)	(101,366)	(577,190)	(68,030)
Equity in earnings of unconsolidated affiliates	—	—	102,681	7,260	30,364
Write downs and losses on sales of equity method investments	—	—	—	12,125	(146,354)
Other income (expense), net	2,308	699	8	2,832	(934)
Interest expense	(69,663)	(73,968)	—	(92,031)	(4,176)
Income/(Loss) From Continuing Operations Before Income Taxes	(1,397,942)	(456,796)	1,323	(647,004)	(189,130)
Income Tax Expense/(Benefit)	—	—	35,746	5,440	15,155
Income/(Loss) from Continuing Operations	(1,397,942)	(456,796)	(34,423)	(652,444)	(204,285)
Income/(Loss) on Discontinued Operations, net of Income Taxes	—	—	—	(279,639)	—
Net Income/(Loss)	(1,397,942)	(456,796)	(34,423)	(932,083)	(204,285)
Balance Sheet
Equity investments in affiliates	1,281	—	309,900	92,965	131,864
Total Assets	$2,264,007	$1,328,663	$363,691	$2,051,790	$942,397

	Reorganized NRG January 1, 2003 Through December 5, 2003
	All Other
	Wholesale Power
	Generation
	Other	Alternative	Non-
	International	Energy	Generation	Other	Total
	(In thousands)
Operations
Operating Revenues	$137,384	$61,098	$129,063	$(7,755)	$1,798,614
Depreciation and amortization	3,550	4,960	11,870	8,792	219,201
Legal settlement	—	(9,369)	—	468,000	462,631
Fresh start reporting adjustments	(10,676)	50,290	181,459	(6,535,597)	(4,118,636)
Reorganization items	—	—	—	125,526	197,825
Restructuring and impairment charges	133	1,067	26	(15,394)	237,575
Operating Income/(Loss)	33,345	(39,894)	(150,779)	5,890,123	3,272,095
Equity in earnings of unconsolidated affiliates	31,536	(940)	—	—	170,901
Write downs and losses on sales of equity method investments	3,389	(16,284)	—	—	(147,124)
Other income (expense), net	12,647	2,521	75	(948)	19,208
Interest expense	(7,896)	(153)	(9,805)	(72,197)	(329,889)
Income/(Loss) From Continuing Operations Before Income Taxes	73,021	(54,750)	(160,509)	5,816,978	2,985,191
Income Tax Expense/(Benefit)	16,843	1,597	395	(37,247)	37,929
Income/(Loss) from Continuing Operations	56,178	(56,347)	(160,904)	5,854,225	2,947,262
Income/(Loss) on Discontinued Operations, net of Income Taxes	137,819	(23,307)	—	(15,690)	(180,817)
Net Income/(Loss)	193,997	(79,654)	(160,904)	5,838,535	2,766,445
Balance Sheet
Equity investments in affiliates	194,880	458	—	2,514	733,862
Total Assets	$926,103	$73,048	$329,597	$888,033	$9,167,329

	Reorganized NRG Year Ended December 31, 2002
	Wholesale Power Generation
		South		Other North
	Northeast	Central	West Coast	America	Australia
	(In thousands)
Operations
Operating Revenues	$964,196	$388,023	$30,796	$81,521	$170,761
Depreciation and amortization	83,757	35,965	11,243	34,338	14,849
Restructuring and impairment charges	51,130	139,929	—	1,840,652	(16,265)
Operating Income/(Loss)	116,189	(46,836)	16,795	(1,857,128)	14,383
Equity in earnings of unconsolidated affiliates	—	(3,146)	24,012	23,287	15,680
Write downs and losses on sales of equity method investments	—	(48,375)	—	5,386	(129,190)
Other income (expense), net	5,822	922	—	1,359	(1,423)
Interest expense	(67,820)	(74,940)	(160)	(88,192)	(4,212)
Income/(Loss) From Continuing Operations Before Income Taxes	54,191	(172,375)	40,647	(1,915,288)	(104,762)
Income Tax Expense/(Benefit)	—	—	5,843	8,848	(3,033)
Income/(Loss) from Continuing Operations	54,191	(172,375)	34,804	(1,924,136)	(101,729)
Income/(Loss) on Discontinued Operations, net of Income Taxes	—	—	—	(93,755)	—
Net Income/(Loss)	54,191	(172,375)	34,804	(2,017,891)	(101,729)
Balance Sheet
Equity investments in affiliates	—	—	398,786	122,007	110,123
Total Assets	$2,672,514	$1,393,012	$442,227	$3,028,444	$397,895

	Reorganized NRG Year Ended December 31, 2002
	All Other
	Wholesale Power
	Generation
	Other		Non-
	International	Alternative Energy	Generation	Other	Total
	(In thousands)
Operations
Operating Revenues	$108,379	$69,286	$135,403	$(9,816)	$1,938,549
Depreciation and amortization	1,242	6,563	12,584	7,608	208,149
Restructuring and impairment charges	71,108	27,893	31	448,582	2,563,060
Operating Income/(Loss)	(60,536)	(35,505)	41,831	(575,030)	(2,385,837)
Equity in earnings of unconsolidated affiliates	33,617	(24,454)	—	—	68,996
Write downs and losses on sales of equity method investments	(12,751)	(15,542)	—	—	(200,472)
Other income (expense), net	10,680	1,502	(142)	(7,290)	11,430
Interest expense	(3,030)	(3,668)	(8,946)	(201,216)	(452,184)
Income/(Loss) From Continuing Operations Before Income Taxes	(32,020)	(77,667)	32,743	(783,536)	(2,958,067)
Income Tax Expense/(Benefit)	14,982	(16,943)	11,654	(188,218)	(166,867)
Income/(Loss) from Continuing Operations	(47,002)	(60,724)	21,089	(595,318)	(2,791,200)
Income/(Loss) on Discontinued Operations, net of Income Taxes	(550,877)	(28,451)	—	1	(673,082)
Net Income/(Loss)	(597,879)	(89,175)	21,089	(595,317)	(3,464,282)
Balance Sheet
Equity investments in affiliates	201,007	21,942	—	30,398	884,263
Total Assets	$1,973,089	$128,010	$312,994	$548,666	$10,896,851

	Reorganized NRG Year Ended December 31, 2001
	Wholesale Power Generation
		South		Other North
	Northeast	Central	West Coast	America	Australia
	(In thousands)
Operations
Operating Revenues	$1,206,611	$401,519	$23,201	$(8,686)	$213,287
Depreciation and amortization	63,908	29,427	9,941	1,931	14,570
Operating Income/(Loss)	340,675	85,931	13,183	(7,947)	15,321
Equity in earnings of unconsolidated affiliates	—	(2,435)	162,560	17,353	7,543
Other income (expense), net	4,760	(190)	6,325	2,944	(2,286)
Interest expense	(70,483)	(72,101)	(64)	1,275	(3,856)
Income/(Loss) From Continuing Operations Before Income Taxes	274,952	11,205	182,004	13,625	16,722
Income Tax Expense/(Benefit)	(4,894)	—	70,044	8,998	6,472
Income/(Loss) from Continuing Operations	279,846	11,205	111,960	4,627	10,250
Income/(Loss) on Discontinued Operations, net of Income Taxes	—	—	—	9,692	—
Net Income/(Loss)	$279,846	$11,205	$111,960	$14,319	$10,250

	Reorganized NRG Year Ended December 31, 2001
	All Other
	Wholesale Power
	Generation
	Other	Alternative	Non-
	International	Energy	Generation	Other	Total
			(In thousands)
Operations
Operating Revenues	$72,757	$53,282	$127,898	$(4,272)	$2,085,597
Depreciation and amortization	417	5,485	13,197	3,207	142,083
Operating Income/(Loss)	(4,678)	(1,255)	34,228	(96,339)	379,119
Equity in earnings of unconsolidated affiliates	51,258	(26,236)	(11)	—	210,032
Other income (expense), net	8,039	477	214	2,700	22,983
Interest expense	(4,895)	(1,725)	(7,021)	(205,241)	(364,111)
Income/(Loss) From Continuing Operations Before Income Taxes	49,724	(28,739)	27,410	(298,880)	248,023
Income Tax Expense/(Benefit)	6,709	(46,866)	10,161	(12,650)	37,974
Income/(Loss) from Continuing Operations	43,015	18,127	17,249	(286,230)	210,049
Income/(Loss) on Discontinued Operations, net of Income Taxes	44,661	802	—	—	55,155
Net Income/(Loss)	$87,676	$18,929	$17,249	$(286,230)	$265,204

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

     The provision (benefit) for income taxes consists of the following:

	Predecessor Company			Reorganized NRG
			For the Period	For the Period
	Year Ended December 31,		January 1 - December 5,	December 6 - December 31,
	2001	2002	2003	2003
		(In thousands)
Current
U.S.	$28,792	$10,409	$2,231	$(1,513)
Foreign	10,025	17,160	15,630	1,184

	38,817	27,569	17,861	(329)
Deferred
U.S.	31,820	(191,447)	3,292	59
Foreign	4,529	(2,989)	16,776	(391)

	36,349	(194,436)	20,068	(332)
Tax credits recognized	(37,192)	—	—	—

Total income tax (benefit)	$37,974	$(166,867)	$37,929	$(661)

Effective tax rate	15.3%	5.6%	1.3%	(6.2)%

     The pre-tax income (loss) from U.S. and foreign entities was as follows:

	Predecessor Company			Reorganized NRG
			For the Period	For the Period
	Year Ended December 31,		January 1 - December 5,	December 6 - December 31,
	2001	2002	2003	2003
		(In thousands)
U.S.	$181,560	$(2,821,285)	$3,101,301	$6,760
Foreign	66,463	(136,782)	(116,110)	3,916

	$248,023	$(2,958,067)	$2,985,191	$10,676

     The components of the net deferred income tax liability were:

	Predecessor
	Company	Reorganized NRG
	December 31,	December 6,	December 31,
	2002	2003	2003
		(In thousands)
Deferred tax liabilities:
Difference between book and tax basis of property	$368,712	$—	$—
Discount/premium on notes	—	34,602	34,136
Emissions credits	—	147,811	147,811
Net unrealized gains on mark to market transactions	37,800	14,868	12,461
Other	9,167	988	988

Total deferred tax liabilities	$415,679	$198,269	$195,396
Deferred tax assets:
Deferred compensation, accrued vacation and other reserves	53,907	55,734	55,063
Development costs	11,079	3,017	2,999
Foreign tax loss carryforwards	231,668	341,991	342,017
Differences between book and tax basis of contracts	24,155	222,655	199,940
Difference between book and tax basis of property	702,905	72,820	79,070
Intangibles amortization (other than goodwill)	—	13,191	13,053
Restructuring costs	—	20,462	20,468
U.S. tax loss carry forwards	456,460	389,020	402,940
Investments in projects	7,967	164,343	159,370
Other	22,953	11,964	13,934

Total deferred tax assets (before valuation allowance)	1,511,094	1,295,197	1,288,854
Valuation allowance	(1,170,301)	(1,241,616)	(1,241,101)

Net deferred tax assets	340,793	53,581	47,753

Net deferred tax liability	$74,886	$144,688	$147,643

     The net deferred tax liability consists of:

	Predecessor
	Company	Reorganized NRG
	December 31,	December 6,	December 31,
	2002	2003	2003
		(In thousands)
Current deferred tax asset	$—	$—	$1,850
Non-current deferred tax liability	74,886	144,688	149,493

Net deferred tax liability	$74,886	$144,688	$147,643

     As of December 31, 2003, we provided a valuation allowance of approximately $556.6 million to account for potential limitations on utilization of U.S. and foreign net operating loss carryforwards. If unused, the U.S. net operating loss carryforward of $1.0 billion generated in 2002 and 2003, will expire by 2023. Net operating loss carryforwards for foreign tax purposes have no expiration date. We also have a valuation allowance for other U.S. and foreign deferred income tax assets of approximately $684.5 million as of December 31, 2003.

     We assessed the likelihood that a substantial portion of our deferred tax assets relating to the net operating loss carryforwards would not be realized. This assessment included consideration of positive and negative factors, including our current financial position and results of operations, projected future taxable income, including projected operating and capital gains, and available tax planning strategies. As a result of such assessment, we determined that it was more likely than not that the deferred tax assets related to our domestic net operating loss carryforwards would not be realized. As noted above, a full valuation allowance was recorded against the net deferred tax assets including net operating loss carryforwards. We also determined that it is more likely than not that a substantial portion of the net operating loss generated in 2002 and 2003 could be determined to be capital in nature. Given that capital losses are of a different character than ordinary losses the likelihood of capital losses expiring unutilized is greater than that of ordinary net operating losses.

     In addition, the conversion of ordinary losses to capital losses, to the extent that amount exceeds our existing net operating loss, results in a corresponding reduction to the tax basis of our fixed assets. The consequence of which is a reduction to expected tax depreciation expense in future years.

     As of December 5, 2003, we provided a valuation allowance of approximately $542.0 million to account for potential limitations on utilization of U.S. and foreign net operating loss carryforwards compared to a valuation allowance of $494.5 million for the same period in 2002. We also provided a valuation allowance for other U.S. and foreign deferred income tax assets of approximately $699.7 million for the period ended December 5, 2003 compared to $578.7 million for the same period in 2002.

The effective income tax rates of continuing operations for the years ended December 31, 2001, 2002 and 2003 differ from the statutory federal income tax rate of 35% as follows:

	Predecessor Company						Reorganized NRG
	Year Ended December 31,				For the Period		For the Period
					January 1 - December 5,		December 6 - December 31,
	2001		2002		2003		2003
Income/(Loss) From Continuing Operations Before Income Taxes	$248,023		($2,958,067)		$2,985,191		$10,676
Tax at 35%	86,808	35.0%	(1,035,323)	35.0%	1,044,817	35.0%	3,737	35.0%
State taxes, (net of federal benefit)	7,428	3.0%	(167,405)	5.7%	254,112	8.5%	(1,834)	(17.2)%
Foreign operations	(29,125)	(11.7)%	(18,522)	0.6%	15,001	0.5%	(1,265)	(11.8)%
Fresh Start accounting adjustments	—	—	—	—	(1,383,334)	(46.3)%	—	—
Tax credits	(37,192)	(15.0)%	—	—	—	—	—	—
Valuation allowance	21,389	8.6%	1,006,540	(34.0)%	71,315	2.3%	(515)	(4.8)%
Change in tax rate	—	—	—	—	36,018	1.3%	—	—
Permanent differences, reserves, other	(11,334)	(4.6)%	47,843	(1.7)%	—	—	(784)	(7.4)%

Income Tax Expense/(Benefit)	$37,974	15.3%	($166,867)	5.6%	$37,929	1.3%	($661)	(6.2)%

     Income tax benefit/expense for the period December 6, 2003 through December 31, 2003 was a tax benefit of $0.7 million which includes $1.5 million benefit and $0.8 million expense of U.S. and foreign taxes, respectively. The U.S. tax benefit recorded for this period is the result of a state tax refund received from Xcel Energy pursuant to the tax matters agreement. The foreign tax expense for the period is due to earnings in the foreign jurisdictions.

     The income tax benefit/expense for the period January 1, 2003 through December 5, 2003 was a tax expense of $37.9 million compared to a tax benefit of $166.9 million for the year ended December 31, 2002. During 2003, an additional valuation allowance of $33 million was recorded against the deferred tax assets of NRG West Coast as a result of its conversion from a corporation to a single member limited liability company (a disregarded entity for federal income tax purposes). Subsequent to the conversion, NRG West Coast will no longer be taxed as an entity separate from us.

     As of December 31, 2003, our management intends to indefinitely reinvest the earnings from our foreign operations. Accordingly, U.S. income taxes and foreign withholding taxes were not provided on the earnings from our foreign subsidiaries. As of December 31, 2003, December 5, 2003, and December 31, 2002 no U.S. income tax benefit was provided on the cumulative amount of losses from our foreign subsidiaries of $387.5 million, $438.4 million, and $341.7 million, respectively.

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

Amounts owed to Xcel Energy

     Included in accounts payable affiliate is approximately $42.9 million of amounts owed to Xcel Energy at December 31, 2002. While we were an indirect, wholly owned subsidiary of Xcel Energy, we became an independent public company upon our emergence from bankruptcy on December 5, 2003. As part of our restructuring, amounts owed to Xcel Energy were forgiven and replaced by a $10.0 million promissory note, which was outstanding as of December 6, 2003 and December 31, 2003.

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

NRG Pension and Postretirement Medical Plans

Components of Net Periodic Benefit Cost

     The net annual periodic pension cost related to all of our plans, include the following components:

	Pension Benefits				Other Benefits
				Reorganized				Reorganized
	Predecessor Company			NRG	Predecessor Company			NRG
			For the	For the			For the	For the
	Year Ended		Period	Period	Year Ended		Period	Period
	December 31,		January 1 - December 5,	December 6 - December 31,	December 31,		January 1 - December 5,	December 6 - December 31,
	2001	2002	2003	2003	2001	2002	2003	2003
	(In thousands)				In thousands)
Service cost benefits earned	$—	$—	$—	$800	$902	$1,206	$1,220	$130
Interest cost on benefit obligation	—	—	—	205	1,402	1,831	1,900	180
Amortization of prior service cost	—	—	—	—	(25)	(24)	(22)	—
Expected return on plan assets	—	—	—	—	—	—	—	—
Recognized actuarial (gain)/loss	—	—	—		(56)	5	178	—

Net periodic benefit cost	$—	$—	$—	$1,005	$2,223	$3,018	$3,276	$310

Reconciliation of Funded Status

     A comparison of the pension benefit obligation and pension assets at December 6, 2003 and December 31, 2003 for all of our plans on a combined basis is as follows:

	Pension Benefits		Other Benefits
Reorganized NRG	December 6, 2003	December 31, 2003	December 6, 2003	December 31, 2003
		(In thousands)
Benefit obligation at Jan. 1/Dec. 6	$—	$47,950	$31,584	$41,900
Service cost	—	800	1,220	130
Interest cost	—	205	1,900	180
Plan initiation	$47,950	—	—	—
Employee contributions	—	—	—	—
Plan amendments	—	—	2,100	—
Actuarial (gain)/loss	—	—	5,396	—
Benefit payments	—	—	(300)	(40)
Foreign currency translation	—	—	—	—

Benefit obligation at Dec. 5/ Dec. 31	$47,950	$48,955	$41,900	$42,170

Fair value of plan assets at Jan. 1/ Dec 6	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employee contributions	—	—	—	—
Employer contributions	—	—	300	40
Benefit payments	—	—	(300)	(40)
Foreign currency translation	—	—	—	—

Fair value of plan assets at Dec. 5/ Dec. 31	$—	$—	$—	$—

Funded status at Dec. 5/Dec. 31 — excess of obligation over assets	$(47,950)	$(48,955)	$(41,900)	$(42,170)
Unrecognized prior service cost	—	—	—	—
Unrecognized net (gain) loss	—	—	—	—

Accrued benefit liability recognized on the consolidated balance sheet at Dec. 5/Dec. 31	$(47,950)	$(48,955)	$(41,900)	$(42,170)

     A comparison of the pension benefit obligation and pension assets at December 31, 2002 for all of our plans on a combined basis is as follows:

	Pension Benefits	Other Benefits
Predecessor Company	2002	2002
	(In thousands)
Benefit obligation at Jan. 1	$—	$24,602
Service cost	—	1,206
Interest cost	—	1,831
Plan initiation	—	—
Employee contributions	—	—
Plan amendments	—	—
Actuarial (gain)/loss	—	4,101
Acquisitions (transfers)	—	—
Benefit payments	—	(156)
Foreign currency translation	—	—

Benefit obligation at Dec. 31	$—	$31,584

Fair value of plan assets at Jan. 1	$—	$—
Actual return on plan assets	—	—
Employee contributions	—	—
Employer contributions	—	156
Benefit payments	—	(156)
Foreign currency translation	—	—

Fair value of plan assets at Dec. 31	$—	$—

Funded status at Dec. 31 — excess of obligation over assets	$—	$(31,584)
Unrecognized prior service cost	—	(229)
Unrecognized net (gain) loss	—	5,967

Accrued benefit liability recognized on the consolidated balance sheet at Dec. 31	$—	$(25,846)

     The following table presents significant assumptions used:

	Pension
	Benefits		Other Benefits
	2002	2003	2002	2003
Weighted-average assumption as of December 31,
Discount rate	—	6.00%	6.75%	6.00%
Expected return on plan assets	—	NA*	—	—
Rate of compensation increase	—	4.50	3.50-4.50	4.50

*	We did not determine an expected return on plan assets for the NRG pension plan, as there are no plan assets at December 31, 2003.

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

2003 Medicare Legislation

     On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, or “the Act.” The Act expanded Medicare to include, for the first time, coverage for prescription drugs. This coverage is generally effective January 1, 2006. The execution of this new legislation had no significant impact on our statement of financial position or results of operation as of December 31, 2003 and for the period December 6, 2003 through December 31, 2003. Any future impact will be recognized as incurred.

Note 24 — Commitments and Contingencies

Operating Lease Commitments

     We lease certain of our facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2023. Rental expense under these operating leases was $10.0 million, and $13.4 million for the years ended December 31, 2001 and 2002, respectively and $12.2 million and $0.7 million for the periods January 1, 2003 through December 5, 2003 and December 6, 2003 through December 31, 2003, respectively. Future minimum lease commitments under these leases for the years ending after December 31, 2003 are as follows:

	Continuing	Discontinued
	Operations	Operations	Total
	(In thousands)
2004	$8,760	$464	$9,224
2005	7,770	363	8,133
2006	7,029	362	7,391
2007	3,971	343	4,314
2008	3,161	365	3,526
Thereafter	14,934	—	14,934

Total	$45,625	$1,897	$47,522

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

NRG FinCo Settlement

     In May 2001, our wholly-owned subsidiary, NRG FinCo, entered into a $2.0 billion revolving credit facility. The facility was established to finance the acquisition, development and construction of power generating plants located in the United States and to finance the acquisition of turbines for such facilities. The facility provided for borrowings of base rate loans and Eurocurrency loans and was secured by mortgages and security agreements in respect of the assets of the projects financed under the facility, pledges of the equity interests in the subsidiaries or affiliates of the borrower that own such projects, and by guaranties from each such subsidiary or affiliate. The NRG FinCo secured revolver was initially scheduled to mature on May 8, 2006; however, due to defaults hereunder by NRG FinCo and applicable guarantors, the lenders accelerated all outstanding obligations on November 6, 2002. As of our emergence, $1.1 billion was outstanding under the facility, and there was an aggregate of approximately $58 million of accrued but unpaid interest and commitment fees. Of this, $842.0 million was allowed in unsecured claims under NRG plan of reorganization, and was settled at the time of our emergence. The remaining balance will be satisfied when the NRG FinCo lenders exercise their perfected security interests in our Nelson, Audrain and Pike projects. These project companies hold assets with estimated fair market values of approximately $55.2 million, $172.0 million and $48.0 million, respectively. The amount of $55.2 million for Nelson consists of a partially completed project. Since the Nelson entity is currently in bankruptcy, we are recording the entity as a cost method investment with the fair value of the assets equaling the fair value of the obligation to the NRG FinCo lenders. The Audrain project cost of $172.0 million represents the fair value of the operating assets consisting of property plant and equipment. An offsetting liability of $172.0 million was recorded as of Fresh Start to the NRG FinCo lenders. The Pike entity holds a turbine with an estimated fair value of approximately $48.0 million. Additionally, we also recorded an equal liability of $48.0 million to the NRG FinCo lenders. The obligations of Audrain and Pike totaling $220.0 million is reflected on the balance sheet as other bankruptcy settlement. We are in the process of marketing for sale each of the Audrain, Pike, and Nelson projects on behalf of the NRG FinCo lenders. The NRG FinCo lenders have authority under their perfected security interest to accept or reject all offers. As a result these entities are not reflected as a discontinued operations. We believe we have no additional risk of loss related to these entities.

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

     Historical clean-up liabilities were inherited as a part of acquiring the Somerset, Devon, Middletown, Montville, Norwalk Harbor, Arthur Kill and Astoria Generating Stations. We have recently satisfied clean-up obligations associated with the Ledge Road property (inherited as part of the Somerset acquisition). Site contamination liabilities arising under the Connecticut Transfer Act at the Devon, Middletown, Montville and Norwalk Harbor Stations have been identified and are currently being refined as part of on-going site investigations. We do not expect to incur material costs associated with completing the investigations at these Stations or future work to cover and monitor ash management areas pursuant to the Connecticut requirements. Remedial liabilities at the Arthur Kill Generating Station have been established in discussions between us and the New York State DEC and are expected to cost on the order of $1.0 million. Remedial investigations are on-going at the Astoria Generating Station. At this time, our long-term cleanup liability at this site is not expected to exceed $1.5 million.

     We estimate that we will incur total environmental capital expenditures of $79.7 million during 2004 through 2008 for the facilities in New York, Connecticut and Massachusetts. These expenditures will be primarily related to changes required to accommodate Power River Basin coal at selected plants, landfill construction, installation of NO(x) controls, installation of the best technology available for minimizing environmental impacts associated with impingement and entrainment of fish and larvae, particulate matter control improvements, spill prevention controls, and undertaking remedial actions. NRG Energy estimates that it will incur in 2004 at all of its plants in the Northeast Region approximately $23 million in capital expenditures for plant modifications and upgrades required to comply with environmental regulations.

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

     We estimate that we will incur capital expenditures of approximately $14.7 million during the years 2004 through 2008 related to resolving environmental concerns at the Indian River Generating Station. These concerns include the expected closure of the existing ash landfill, the construction of a new ash landfill nearby, the addition of controls to reduce NO(x) emissions, fuel yard modifications, and electrostatic precipitator refurbishments to reduce opacity.

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

     We estimate approximately $18 million of capital expenditures will be incurred during the period 2004 through 2008 for the addition of NO(x) controls on Units 1 and 2 of Big Cajun II. In addition, NRG Energy estimates that it would incur up to $5 million to reduce particulate matter emissions during start-up of Units 1 and 2 at Big Cajun II.

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

     Texas-Ohio Energy, Inc., on behalf of Itself and all others similarly situated v. Dynegy, Inc. Holding Co., West Coast Power, LLC, et al., Case No. CIV.S-03-2346 DFL GGH. This putative class action was filed on November 10, 2003, in the United States District Court for the Eastern District of California. The complaint alleges violations of the federal Sherman and Clayton Acts and California’s Cartwright Act and Business and Professions Code. In addition to naming West Coast Power and Dynegy the complaint names numerous industry participants, as well as “unnamed co-conspirators.” The complaint alleges that defendants conspired to manipulate the spot price and basis differential of natural gas with respect to the California market allegedly enabling defendants to reap exorbitant and illicit profits by gouging natural gas purchasers. Specifically, the complaint alleges that defendants and their co-

conspirators employed a variety of false reporting techniques to manipulate the published natural gas price indices. The complaint seeks unspecified amounts of damages, including a trebling of plaintiff’s and the putative class’s actual damages. We are unable at this time to predict the outcome of this dispute or the ultimate liability, if any, of West Coast Power.

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

In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law

     During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 120 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NO(x), based on the application of Best Available Control Technology, or “BACT.” The BACT limitation for NO(x) was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NO(x) emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NO(x). An initial status conference was held with the Administrative Law Judge and quarterly reports are being submitted to that judge to describe progress, including settlement and amendment of the limit. In late February 2004, we timely submitted to the DEQ an amended BACT analysis and amended Prevention of Significant Deterioration and Title V permit application to amend the NO(x) limit. In addition, Louisiana Generating may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time we are unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which we may be subject.

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

     In conjunction with confirmation of the NRG plan of reorganization, we reached an agreement with the Attorney General and the State of California that limits the potential maximum amount of its claims, if any. Under the NRG plan of reorganization, the liquidated amount of any allowed claims shall not exceed $1.35 billion in total. The agreement neither affects our right to object to these claims on any grounds nor admits any liability. We further agreed to waive any objection to the liquidation of these claims in a non-bankruptcy forum having proper jurisdiction. Although we cannot make at this time any evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss in the private actions and various investigations, we know of no evidence implicating us in the various private plaintiffs’ allegations of collusion. We cannot predict the outcome of these cases and investigations at this time.

Note 25 — Cash Flow Information

     Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

				Reorganized
	Predecessor Company			NRG
			For the Period	For the Period
	Year Ended December 31,		January 1 - December 5,	December 6 - December 31,
	2001	2002	2003	2003
		(In thousands)
Interest paid (net of amount capitalized)	$385,885	$331,679	$182,355	$86,874
Income taxes paid/(refunds)	$57,055	$(17,406)	$27,064	$1,726

Detail of businesses and assets acquired:
Current assets (including restricted cash)	$184,874	$—	$—	$—
Fair value of non-current assets	4,779,530	—	—	—
Liabilities assumed, including deferred taxes	(2,151,287)	—	—	—

Cash paid net of cash acquired	$2,813,117	$—	$—	$—

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

     As of December 31, 2002, December 6, 2003 and December 31, 2003, our obligations pursuant to our guarantees of the performance, equity and indebtedness obligations of our subsidiaries were as follows:

	Predecessor
	Company	Reorganized NRG
	December 31	December 6	December 31
Description	2002	2003	2003
		(In thousands)
Guarantees of subsidiaries	$1,587,022	$601,859	$564,114
Standby letters of credit	110,676	90,360	92,050

Total guarantees	$1,697,698	$692,219	$656,164

As of December 6, 2003 and December 31, 2003, the nature and details of our guarantees were as follows:

	Maximum	Maximum
	Amount	Amount
Project or	(Dec. 6, 2003)	(Dec. 31, 2003)
Subsidiary	(In thousands)	(In thousands)	Nature of Guarantee	Expiration Date	Triggering Event
Astoria/Arthur	Indeterminate	Indeterminate	Performance under	None stated	Non-performance
Kill			Purchase and Sale
			Agreement
Cadillac	$773	$778	Obligation under	April 15, 2007	Non-payment
			Promissory Note
Elk River	$14,090	$11,990	Obligation under	Undetermined	Non-payment of
			Bond Arrangement		Obligation
			with NSP
Flinders	$9,244	$9,125	Superannuation	September 8,	Credit Agreement
			(pension) Reserve	2012	Default
Flinders	$51,555	$52,703	Debt Service Reserve	September 8,	Credit Agreement
			Guarantee	2012	Default
Flinders	$59,964	$61,601	Plant Removal and	Undetermined,	Non-performance
			Site Remediation	at end of site
			Obligation	lease
Flinders	$73,650	$75,290	Guarantee of	None stated	Non-payment
			Employee Separation
			Benefits
Flinders (Flinders	$249,281	$252,487	Guarantee of	None stated	Non-payment
Osborne Trading)			Obligation to
			Purchase Gas
Flinders (Flinders	Indeterminate	Indeterminate	Indemnification of	Fourth quarter	Non-payment
Osborne Trading)			Government Entity	2018
			for Payment for
			Power and Fuel
Gladstone	$23,699	$24,346	Payment of Penalties	None stated	Non-performance
			in the Event of an
			Extraordinary
			Operational Breach
Gladstone	Indeterminate	Indeterminate	Obligations under	March 31, 2009	Non-performance
			Credit Agreement
McClain	$1,015	$1,015	Obligation to Fund	None stated	Non-payment of
			Debt Service Reserve		Subsidiary
			Shortfall		Obligation
MIBRAG	$8,296	$8,601	Guarantee of Share	None stated	Non-performance
			Purchase Agreement
Newport	$9,700	$7,500	Obligation under	Undetermined	Non-payment of
			Bond Arrangement		Obligation
			with NSP
PMI	$99,093	$57,179	Guarantees of NRG	Various	Non-performance
			Energy, Inc. on
			behalf of NRG Power
			Marketing Inc. for
			various projects
Saguaro	$754	$754	Guarantee of Tax	Undetermined	Non-payment
			Indemnity Payments
SLAP I	Indeterminate	Indeterminate	Guarantee of	None stated	Non-performance
			Subscription
			Agreement in Favor
			of Scudder Latin
			American Power I-P
			LDC and I-C LDC
West Coast LLC	$744	$744	Guarantee of	None stated	Non-performance
			Environmental Clean-
			up Costs
West Coast LLC	Indeterminate	Indeterminate	Continuing	None stated	Non-performance
			Obligations Under
			Asset Sales
			Agreement and
			Related Contracts
			(shared with Dynegy)

     Recourse provisions for each of the guarantees above are to the extent of their respective liability. Additionally, no assets are held as collateral for any of the above guarantees.

     As of December 6, 2003 and December 31, 2003, the nature and details of our unmet cash collateral obligations were as follows:

	Maximum	Maximum
	Amount	Amount
	(Dec. 6, 2003)	(Dec. 31, 2003)	Nature of Collateral
Project	(In thousands)	(In thousands)	Call	Expiration Date	Triggering Event
NRG Peaker Finance	$71,472	$71,472	Penalty for Early	June 18, 2019	Non-performance
Company LLC			Termination

Note 27 — Sales to Significant Customers

Reorganized NRG

     For the period from December 6, 2003 through December 31, 2003, we derived approximately 39.1% of our total revenues from majority-owned operations from two customers: NYISO (26.5%) and ISO New England (12.6%).

Predecessor Company

     For the period from January 1, 2003 through December 5, 2003, sales to one customer (NYISO) accounted for 33.4% of our total revenues from majority owned operations. During 2002, sales to one customer (NYISO) accounted for 26.0% of our total revenues from majority owned operations in 2002. During 2001, sales to two customers accounted for 35.6% (NYISO) and 18.5% (Connecticut Light and Power Co.) of our total revenues from majority owned operations in 2001.

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

Note 29 — Unaudited Quarterly Financial Data

     Summarized quarterly unaudited financial data is as follows:

     Summarized quarterly unaudited financial data is as follows:

						Reorganized
	Predecessor Company					NRG
				Period		Period Ended
	Quarter Ended 2003			Ended 2003 October 1 -	Total through	2003 December 6 -
	March 31	June 30	September 30	December 5	December 5, 2003	December 31
	(In thousands)
Operating Revenues	$495,010	$441,599	$570,760	$291,245	$1,798,614	$138,507
Operating Income/(Loss)	(12,367)	(319,126)	(328,112)	3,931,700	3,272,095	16,095
Income/(Loss) From Continuing Operations	(173,545)	(509,050)	(285,090)	3,914,947	2,947,262	11,337
Income/(Loss) on Discontinued Operations net of Income Taxes	160,913	(99,351)	296	(242,675)	(180,817)	(312)
Net Income/(Loss)	(12,632)	(608,401)	(284,794)	3,672,272	2,766,445	11,025
Weighted Average Number of Common Shares Outstanding — Basic						100,000
Income From Continuing Operations per Weighted Average Common Share — Basic						$0.11
Income From Discontinued Operations per Weighted Average Common Share — Basic						$—
Net Income per Weighted Average Common Share — Basic						$0.11
Weighted Average Number of Common Shares Outstanding — Diluted						100,060
Income From Continuing Operations per Weighted Average Common Share — Diluted						$0.11
Income From Discontinued Operations per Weighted Average Common Share — Diluted						$—
Net Income per Weighted Average Common Share — Diluted						$0.11

	Predecessor Company
	Quarter Ended 2002
	March 31	June 30	September 30	December 31	Total Year
			(In thousands)
Operating Revenues	$403,394	$492,085	$591,671	$451,399	$1,938,549
Operating Income/(Loss)	15,179	23,590	(2,484,572)	59,966	(2,385,837)
Loss From Continuing Operations	(31,036)	(29,289)	(2,409,772)	(321,103)	(2,791,200)
Income/(Loss) on Discontinued Operations net of Income Taxes	4,573	(12,063)	(645,622)	(19,970)	(673,082)
Net Loss	(26,463)	(41,352)	(3,055,394)	(341,073)	(3,464,282)

Note 30 – Condensed Consolidating Financial Information

     On December 17, 2003 and January 28, 2004, we issued $1.2 billion and $475.0 million, respectively, of 8% Second Priority Senior Secured Notes due on December 15, 2013 (the “Notes”). These notes are guaranteed by each of our current and future wholly owned domestic subsidiaries, or “Guarantor Subsidiaries.” Each of the following Guarantor Subsidiaries fully and unconditionally guarantee the Notes.

Arthur Kill Power LLC	NRG Cabrillo Power Operations Inc.
Astoria Gas Turbine Power LLC	NRG Cadillac Operations Inc.
Berrians I Gas Turbine Power LLC	NRG California Peaker Operations LLC
Big Cajun II Unit 4 LLC	NRG Central U.S. LLC
Capistrano Cogeneration Company	NRG Connecticut Affiliate Services Inc.
Chickahominy River Energy Corp.	NRG Devon Operations Inc.
Cobee Energy Development LLC	NRG Dunkirk Operations Inc.
Commonwealth Atlantic Power LLC	NRG Eastern LLC
Conemaugh Power LLC	NRG El Segundo Operations Inc.
Connecticut Jet Power LLC	NRG Huntley Operations Inc.
Devon Power LLC	NRG International LLC
Dunkirk Power LLC	NRG Kaufman LLC
Eastern Sierra Energy Company	NRG Mesquite LLC
El Segundo Power II LLC	NRG MidAtlantic Affiliate Services Inc.
Hanover Energy Company	NRG MidAtlantic Generating LLC
Huntley Power LLC .	NRG MidAtlantic LLC
Indian River Operations Inc.	NRG Middletown Operations Inc.
Indian River Power LLC	NRG Montville Operations Inc.
James River Power LLC	NRG New Jersey Energy Sales LLC
Kaufman Cogen LP	NRG New Roads Holdings LLC
Keystone Power LLC	NRG North Central Operations Inc.
Louisiana Generating LLC	NRG Northeast Affiliate Services Inc.
MidAtlantic Generation Holding LLC	NRG Northeast Generating LLC
Middletown Power LLC	NRG Norwalk Harbor Operations Inc.
Montville Power LLC	NRG Operating Services, Inc.
NEO California Power LLC	NRG Oswego Harbor Power Operations Inc.
NEO Chester-Gen LLC	NRG Power Marketing Inc.
NEO Corporation	NRG Rocky Road LLC
NEO Freehold-Gen LLC	NRG Saguaro Operations Inc.
NEO Landfill Gas Holdings Inc.	NRG South Central Affiliate Services Inc.
NEO Landfill Gas Inc.	NRG South Central Generating LLC
NEO Nashville LLC	NRG South Central Operations Inc.
NEO Power Services Inc.	NRG West Coast LLC
NEO Tajiguas LLC	NRG Western Affiliate Services Inc.
Northeast Generation Holding LLC	Oswego Harbor Power LLC
Norwalk Power LLC	Saguaro Power LLC
NRG Affiliate Services Inc.	Somerset Operations Inc.
NRG Arthur Kill Operations Inc.	Somerset Power LLC
NRG Asia-Pacific, Ltd.	South Central Generation Holding LLC
NRG Astoria Gas Turbine Operations ,Inc.	Vienna Operations Inc.
NRG Bayou Cove LLC	Vienna Power LLC

     The non-guarantor subsidiaries, or “Non-Guarantor Subsidiaries,” include all of our foreign subsidiaries and certain domestic subsidiaries. We conduct much of our business through and derive much of our income from our subsidiaries. Therefore, our ability to make required payments with respect to our indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. Except for NRG Bayou Cove, LLC, which is subject to certain restrictions under our Peaker financing agreements, there are no restrictions on the ability of any of the Guarantor Subsidiaries to transfer funds to us. In addition, there may be restrictions for certain Non-Guarantor Subsidiaries.

     The following condensed consolidating financial information presents the financial information of NRG Energy, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries in accordance with Rule 3-10 under the Securities and Exchange Commission’s

Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

     In this presentation, NRG Energy consists of parent company operations. Guarantor Subsidiaries and Non-Guarantor Subsidiaries of NRG Energy are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a “push-down” accounting basis.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Period December 6, 2003 Through December 31, 2003
Reorganized NRG

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Operating Revenues
Revenues from majority-owned operations	$94,459	$40,754	$3,353	$(59)	$138,507

Operating Costs and Expenses
Cost of majority-owned operations	64,521	28,793	2,347	(59)	95,602
Depreciation and amortization	7,118	3,931	759	—	11,808
General, administrative and development	7,171	2,820	2,550	—	12,541
Other charges (credits)
Reorganization items	269	—	2,192	—	2,461

Total operating costs and expenses	79,079	35,544	7,848	(59)	122,412

Operating Income/(Loss)	15,380	5,210	(4,495)	—	16,095

Other Income/(Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	—	(134)	—	—	(134)
Equity in earnings of consolidated subsidiaries	3,266	143	16,482	(19,891)	—
Equity in earnings of unconsolidated affiliates	11,007	1,463	1,051	—	13,521
Other income, net	43	(24)	114	(37)	96
Interest expense	(6,417)	(4,719)	(7,803)	37	(18,902)

Total other income/(expense)	7,899	(3,271)	9,844	(19,891)	(5,419)

Income/(Loss) From Continuing Operations Before Income Taxes	23,279	1,939	5,349	(19,891)	10,676
Income Tax Expense/(Benefit)	3,653	1,362	(5,676)	—	(661)

Income/(Loss) From Continuing Operations	19,626	577	11,025	(19,891)	11,337
Income/(Loss) on Discontinued Operations, net of Income Taxes	—	(312)	—	—	(312)

Net Income/(Loss)	$19,626	$265	$11,025	$(19,891)	$11,025

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2003
Reorganized NRG

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$295,509	$160,434	$95,280	$—	$551,223
Restricted cash	4,298	111,769	—	—	116,067
Accounts receivable-trade, net	120,411	68,151	13,359	—	201,921
Xcel Energy settlement receivable	—	—	640,000	—	640,000
Current portion of notes receivable — affiliates	—	—	31,170	(30,970)	200
Current portion of notes receivable	—	64,854	287	—	65,141
Inventory	164,853	28,839	1,234	—	194,926
Derivative instruments valuation	772	—	—	—	772
Prepayments and other current assets	86,671	58,200	78,263	(956)	222,178
Current deferred income tax	—	2,998	—	(1,148)	1,850
Current assets — discontinued operations	—	119,561	—	—	119,561

Total current assets	672,514	614,806	859,593	(33,074)	2,113,839

Property, Plant and Equipment
In service	2,288,280	1,562,048	35,137	—	3,885,465
Under construction	20,600	118,433	138	—	139,171

Total property, plant and equipment	2,308,880	1,680,481	35,275	—	4,024,636
Less accumulated depreciation	(7,118)	(3,923)	(759)	—	(11,800)

Net property, plant and equipment	2,301,762	1,676,558	34,516	—	4,012,836

Other Assets
Investment in subsidiaries	626,979	—	4,090,996	(4,717,975)	—
Equity investments in affiliates	403,606	322,279	12,113	—	737,998
Notes receivable, less current portion — affiliates	389,257	120,733	—	(379,838)	130,152
Notes receivable, less current portion	5,678	684,489	1,277	—	691,444
Decommissioning fund investments	4,809	—	—	—	4,809
Intangible assets, net	411,540	20,821	—	—	432,361
Debt issuance costs, net	—	—	74,337	—	74,337
Derivative instruments valuation	—	59,907	—	—	59,907
Non current deferred income tax	58,586	—	—	(58,586)	—
Funded letter of credit	—	—	250,000	—	250,000
Other assets	31,220	30,612	56,504	—	118,336
Non-current assets — discontinued operations	—	618,968	—	—	618,968

Total other assets	1,931,675	1,857,809	4,485,227	(5,156,399)	3,118,312

Total Assets	$4,905,951	$4,149,173	$5,379,336	$(5,189,473)	$9,244,987

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets — (Continued)
December 31, 2003
Reorganized NRG

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$30,121	$790,078	$12,000	$(30,970)	$801,229
Short-term debt	—	19,019	—	—	19,019
Accounts payable — trade	39,378	104,916	14,389	—	158,683
Accounts payable — affiliate	333,722	(217,207)	(102,094)	(7,368)	7,053
Accrued income tax	—	—	(74)	16,169	16,095
Accrued property, sales and other taxes	7,232	13,156	1,934	—	22,322
Accrued salaries, benefits and related costs	9,295	8,949	1,087	—	19,331
Accrued interest	2,557	2,880	4,501	(956)	8,982
Derivative instruments valuation	429	—	—	—	429
Creditor pool obligation	—	—	540,000	—	540,000
Other bankruptcy settlement	—	220,000	—	—	220,000
Current deferred income taxes	509	—	—	(509)	—
Other current liabilities	70,251	13,639	18,971	—	102,861
Current liabilities — discontinued operations	—	110,177	—	—	110,177

Total current liabilities	493,494	1,065,607	490,714	(23,634)	2,026,181
Other Liabilities
Long-term debt	10,999	1,333,931	2,446,690	(463,838)	3,327,782
Deferred income taxes	—	152,392	(22,514)	19,615	149,493
Postretirement and other benefit obligations	80,720	13,425	11,801	—	105,946
Derivative instruments valuation	—	153,503	—	—	153,503
Other long-term obligations	399,353	66,196	15,389	—	480,938
Non-current liabilities — discontinued operations	—	558,884	—	—	558,884

Total non-current liabilities	491,072	2,278,331	2,451,366	(444,223)	4,776,546

Total liabilities	984,566	3,343,938	2,942,080	(467,857)	6,802,727

Minority interest	—	5,004	—	—	5,004
Commitments and Contingencies
Stockholders’ Equity/(Deficit)	3,921,385	800,231	2,437,256	(4,721,616)	2,437,256

Total Liabilities and Stockholders’ Equity/(Deficit)	$4,905,951	$4,149,173	$5,379,336	$(5,189,473)	$9,244,987

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Period December 6, 2003 Through December 31, 2003
Reorganized NRG

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$19,626	$265	$11,025	$(19,891)	$11,025
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	1,764	(1,894)	(17,532)	19,891	2,229
Depreciation and amortization	8,255	4,027	759	—	13,041
Amortization of deferred financing costs	—	64	453	—	517
Amortization of debt discount/(premium)	182	1,504	39	—	1,725
Deferred income taxes and investment tax credits	(487)	(212)	(4,117)	1,554	(3,262)
Current tax expense — non cash contribution from members	4,125	(2,901)	—	(1,224)	—
Unrealized (gains)/losses on derivatives	(126)	4,960	(1,060)	—	3,774
Minority interest	134	70	—	—	204
Amortization of out of market power contracts	(16,401)	2,970	—	—	(13,431)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	12,769	5,040	221	—	18,030
Inventory	3,073	8,041	(60)	—	11,054
Prepayments and other current assets	1,783	1,755	(13,079)	37	(9,504)
Accounts payable	(31,810)	8,672	(17,789)	—	(40,927)
Accounts payable-affiliates	(1,697)	(165)	2,694	—	832
Accrued income taxes	—	—	(877)	(330)	(1,207)
Accrued property and sales taxes	(5,258)	622	46	—	(4,590)
Accrued salaries, benefits, and related costs	2,135	3,511	(2,496)	—	3,150
Accrued interest	(42,350)	(26,140)	4,501	(37)	(64,026)
Other current liabilities	(10,814)	5,635	(505,688)	—	(510,867)
Other assets and liabilities	(162)	(6,911)	431	—	(6,642)

Net Cash Provided (Used) by Operating Activities	(55,259)	8,913	(542,529)	—	(588,875)

Cash Flows from Investing Activities
Investments in subsidiaries	—	—	(1,530,536)	1,530,536	—
Decrease/(increase) in restricted cash	343,725	31,547	—	—	375,272
Decrease/(increase) in notes receivable	1,501	(11,118)	(1,170)	11,969	1,182
Capital expenditures	(2,977)	(7,583)	—	—	(10,560)
Investments in projects	(2,522)	—	—	—	(2,522)

Net Cash Provided (Used) by Investing Activities	339,727	12,846	(1,531,706)	1,542,505	363,372

Cash Flows from Financing Activities
Capital contributions from parent	1,530,536	—	—	(1,530,536)	—
Proceeds from issuance of long-term debt	—	—	2,450,000	—	2,450,000
Deferred debt issuance costs	—	(5)	(74,790)	—	(74,795)
Funded letter of credit	—	—	(250,000)	—	(250,000)
Principal payments on long-term debt	(1,713,871)	(6,092)	—	(11,969)	(1,731,932)

Net Cash Provided (Used) by Financing Activities	(183,335)	(6,097)	2,125,210	(1,542,505)	393,273

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(13,562)	—	—	(13,562)

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Change in Cash from Discontinued Operations	—	1,033	—	—	1,033

Net Increase in Cash and Cash Equivalents	101,133	3,133	50,975	—	155,241
Cash and Cash Equivalents at Beginning of Period	194,376	157,301	44,305	—	395,982

Cash and Cash Equivalents at End of Period	$295,509	$160,434	$95,280	$—	$551,223

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Period January 1, 2003 Through December 5, 2003
Predecessor Company

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Operating Revenues
Revenues from majority-owned operations	$1,230,353	$522,632	$47,054	$(1,425)	$1,798,614

Operating Costs and Expenses
Cost of majority-owned operations	991,550	334,167	33,239	(1,425)	1,357,531
Depreciation and amortization	130,607	75,087	13,507	—	219,201
General, administrative and development	65,768	28,860	75,764	—	170,392
Other charges (credits)
Legal settlement	(9,369)	4,000	468,000	—	462,631
Fresh start reporting adjustments	—	—	(6,570,912)	2,452,276	(4,118,636)
Fresh start reporting adjustments — subsidiaries	—	—	2,452,276	(2,452,276)	—
Reorganization items	30,582	16,644	150,599	—	197,825
Restructuring and impairment charges	247,560	(121,604)	111,619	—	237,575

Total operating costs and expenses	1,456,698	337,154	(3,265,908)	(1,425)	(1,473,481)

Operating Income/(Loss)	(226,345)	185,478	3,312,962	—	3,272,095

Other Income (Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	—	—	—	—	—
Equity in earnings of consolidated subsidiaries	104,905	—	(18,356)	(86,549)	—
Equity in earnings of unconsolidated affiliates	107,254	64,850	(1,203)	—	170,901
Write downs and losses on sales of equity method investments	(16,285)	(125,945)	(4,894)	—	(147,124)
Other income, net	5,087	30,469	(15,429)	(919)	19,208
Interest expense	(135,837)	(83,135)	(111,836)	919	(329,889)

Total other income/(expense)	65,124	(113,761)	(151,718)	(86,549)	(286,904)

Income/(Loss) From Continuing Operations Before Income Taxes	(161,221)	71,717	3,161,244	(86,549)	2,985,191
Income Tax Expense/(Benefit)	(107,292)	(10,791)	156,012	—	37,929

Income/(Loss) From Continuing Operations	(53,929)	82,508	3,005,232	(86,549)	2,947,262
Income/(Loss) on Discontinued Operations, net of Income Taxes	(25,536)	83,506	(238,787)	—	(180,817)

Net Income/(Loss)	$(79,465)	$166,014	$2,766,445	$(86,549)	$2,766,445

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets
December 6, 2003
Reorganized Company

			NRG Energy,
	Guarantor	Non- Guarantor	Inc. (Note	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	Issuer)	(1)	Balance
			(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$194,376	$157,301	$44,305	$—	$395,982
Restricted cash	348,023	145,024	—	—	493,047
Accounts receivable-trade, net	133,180	66,719	13,580	—	213,479
Xcel Energy settlement receivable	—	—	640,000	—	640,000
Current portion of notes receivable	1,500	311,559	30,274	(276,705)	66,628
Inventory	167,926	27,136	1,174	—	196,236
Derivative instruments valuation	161	—	—	—	161
Prepayments and other current assets	88,454	57,878	65,184	(919)	210,597
Current deferred income tax	—	2,822	—	(2,822)	—
Current assets — discontinued operations	(1,075)	129,003	(1,408)	—	126,520

Total current assets	932,545	897,442	793,109	(280,446)	2,342,650

Property, Plant and Equipment
In service	2,288,119	1,553,540	35,136	—	3,876,795
Under construction	17,888	113,977	138	—	132,003

Total property, plant and equipment	2,306,007	1,667,517	35,274	—	4,008,798
Less accumulated depreciation	—	—	—	—	—

Net property, plant and equipment	2,306,007	1,667,517	35,274	—	4,008,798

Other Assets
Investment in subsidiaries	604,809	—	2,327,927	(2,932,736)	—
Equity investments in affiliates	405,860	316,509	11,493	—	733,862
Notes receivable, less current portion — affiliates	9,419	322,366	—	(206,134)	125,651
Notes receivable, less current portion	385,517	204,124	1,290	84,000	674,931
Decommissioning fund investments	4,787	—	—	—	4,787
Deferred income taxes	57,887	—	—	(57,887)	—
Intangible assets, net	414,258	70,410	—	—	484,668
Derivative instruments valuation	—	66,442	—	—	66,442
Other assets	31,215	25,171	56,504	—	112,890
Non-current assets — discontinued operations	—	612,650	—	—	612,650

Total other assets	1,913,752	1,617,672	2,397,214	(3,112,757)	2,815,881

Total Assets	$5,152,304	$4,182,631	$3,225,597	$(3,393,203)	$9,167,329

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets — (Continued)
December 6, 2003
Reorganized Company

			NRG Energy,
	Guarantor	Non- Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$1,743,810	$782,944	$—	$(30,000)	$2,496,754
Short-term debt	—	18,645	—	—	18,645
Accounts payable — trade	71,188	99,105	32,178	—	202,471
Accounts payable — affiliate	334,354	(204,841)	(105,157)	(7,368)	16,988
Accrued income tax	—	—	803	15,628	16,431
Accrued property, sales and other taxes	12,490	13,436	1,888	—	27,814
Accrued salaries, benefits and related costs	8,209	4,587	3,923	—	16,719
Accrued interest	44,907	31,785	—	(919)	75,773
Derivative instruments valuation	95	—	—	—	95
Creditor pool obligation	3,360	—	1,036,640	—	1,040,000
Other bankruptcy settlement	—	220,000	—	—	220,000
Current deferred income taxes	498	—	—	(498)	—
Other current liabilities	92,805	15,951	28,019	—	136,775
Current liabilities — discontinued operations	—	108,975	—	—	108,975

Total current liabilities	2,311,716	1,090,587	998,294	(23,157)	4,377,440
Other Liabilities
Long-term debt	10,999	1,312,875	8,651	(452,839)	879,686
Deferred income taxes	—	149,172	(212,196)	207,712	144,688
Postretirement and other benefit obligations	79,671	13,580	11,461	—	104,712
Derivative instruments valuation	—	155,709	—	—	155,709
Other long-term obligations	402,362	118,933	15,387	—	536,682
Non-current liabilities — discontinued operations	—	559,560	—	—	559,560

Total non-current liabilities	493,032	2,309,829	(176,697)	(245,127)	2,381,037

Total liabilities	2,804,748	3,400,416	821,597	(268,284)	6,758,477

Minority interest	—	4,852	—	—	4,852
Commitments and Contingencies
Stockholders’ Equity/(Deficit)	2,347,556	777,363	2,404,000	(3,124,919)	2,404,000

Total Liabilities and Stockholders’ Equity/(Deficit)	$5,152,304	$4,182,631	$3,225,597	$(3,393,203)	$9,167,329

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Cash Flow
For the Period January 1, 2003 Through December 5, 2003
Predecessor Company

			NRG Energy,
	Guarantor	Non- Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$(79,465)	$166,014	$2,766,445	$(86,549)	$2,766,445
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	(95,360)	(53,400)	20,739	86,549	(41,472)
Depreciation and amortization	131,399	111,794	13,507	—	256,700
Amortization of deferred financing costs	6,676	7,016	3,948	—	17,640
Write downs and losses on sales of equity method investments	16,284	130,654	—	—	146,938
Deferred income taxes and investment tax credits	(123,237)	(36,015)	181,544	(24,185)	(1,893)
Current tax expense — non cash contribution from members	(17,149)	(54,148)	—	71,297	—
Unrealized (gains)/losses on derivatives	(12,246)	(75,310)	29,540	23,400	(34,616)
Minority interest	—	2,177	—	—	2,177
Restructuring & impairment charges	273,138	93,516	41,723	—	408,377
Fresh start reporting adjustments	—	—	(3,895,541)	—	(3,895,541)
Gain on sale of discontinued operations	3,180	(198,666)	9,155	—	(186,331)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	59,168	(5,552)	(25,355)	—	28,261
Inventory	25,713	(14,512)	2,927	—	14,128
Prepayments and other current assets	(30,388)	8,599	(15,942)	919	(36,812)
Accounts payable	116,452	(57,004)	634,215	—	693,663
Accounts payable-affiliates	189,204	(52,324)	(20,346)	(161,551)	(45,017)
Accrued income taxes	—	—	68,356	(47,112)	21,244
Accrued property and sales taxes	(2,015)	(625)	(519)	—	(3,159)
Accrued salaries, benefits, and related costs	(41,037)	92,331	(10,604)	—	40,690
Accrued interest	(14,865)	54,773	119,592	(919)	158,581
Other current liabilities	29,631	46,438	(98,866)	—	(22,797)
Other assets and liabilities	15,940	(68,051)	3,414	—	(48,697)

Net Cash Provided (Used) by Operating Activities	451,023	97,705	(172,068)	(138,151)	238,509

Cash Flows from Investing Activities
Investment in subsidiaries	—	—	129,351	(129,351)	—
Proceeds from sale of discontinued operations	—	18,612	—	—	18,612
Proceeds from sale of investments	—	107,174	—	—	107,174
Proceeds from sale of turbines	—	—	70,717	—	70,717
(Increase) in trust funds	(13,971)	—	—	—	(13,971)
Decrease/(increase) in restricted cash	(197,692)	(54,803)	—	—	(252,495)
Decrease/(increase) in notes receivable	98,064	42,493	285	(142,495)	(1,653)
Capital expenditures	(55,833)	(6,450)	(51,219)	—	(113,502)
Investments in projects	(3,672)	(5,259)	8,370	—	(561)

Net Cash Provided (Used) by Investing Activities	(173,104)	101,767	157,504	(271,846)	(185,679)

Cash Flows from Financing Activities
Capital contributions from parent	(135,251)	(132,251)	—	267,502	—
Proceeds from issuance of long-term debt	—	39,988	—	—	39,988

			NRG Energy,
	Guarantor	Non- Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Deferred debt issuance costs	(7,640)	(447)	(10,453)	—	(18,540)
Principal payments on long-term debt	(4,055)	(189,832)	—	142,495	(51,392)

Net Cash Provided (Used) by Financing Activities	(146,946)	(282,542)	(10,453)	409,997	(29,944)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(22,276)	—	—	(22,276)
Change in Cash from Discontinued Operations	—	34,512	—	—	34,512

Net Increase in Cash and Cash Equivalents	130,973	(70,834)	(25,017)	—	35,122
Cash and Cash Equivalents at Beginning of Period	63,403	228,135	69,322	—	360,860

Cash and Cash Equivalents at End of Period	$194,376	$157,301	$44,305	$—	$395,982

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Year Ended December 31, 2002
Predecessor Company

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Operating Revenues
Revenues from majority-owned operations	$1,376,657	$510,619	$55,492	$(4,219)	$1,938,549

Operating Costs and Expenses
Cost of majority-owned operations	919,292	346,599	72,750	(4,378)	1,334,263
Depreciation and amortization	126,625	70,267	11,257	—	208,149
General, administrative and development	49,772	53,301	115,682	159	218,914
Other charges (credits)
Restructuring and impairment charges	108,236	2,091,845	362,979	—	2,563,060

Total operating costs and expenses	1,203,925	2,562,012	562,668	(4,219)	4,324,386

Operating Income/(Loss)	172,732	(2,051,393)	(507,176)	—	(2,385,837)

Other Income (Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	—	—	—	—	—
Equity in earnings of consolidated subsidiaries	(690,627)	(454)	(2,944,968)	3,636,049	—
Equity in earnings of unconsolidated affiliates	17,786	50,398	812	—	68,996
Write downs and losses on sales of equity method investments	(16,255)	(182,035)	(2,182)	—	(200,472)
Other income, net	9,648	9,220	(4,127)	(3,311)	11,430
Interest expense	(142,775)	(115,743)	(196,977)	3,311	(452,184)

Total other income/(expense)	(822,223)	(238,614)	(3,147,442)	3,636,049	(572,230)

Income/(Loss) From Continuing Operations Before Income Taxes	(649,491)	(2,290,007)	(3,654,618)	3,636,049	(2,958,067)
Income Tax Expense/(Benefit)	(1,905)	25,374	(190,336)	—	(166,867)

Income/(Loss) From Continuing Operations	(647,586)	(2,315,381)	(3,464,282)	3,636,049	(2,791,200)
Income/(Loss) on Discontinued
Operations, net of Income Taxes	(24,668)	(648,414)	—	—	(673,082)

Net Income/(Loss)	$(672,254)	$(2,963,795)	$(3,464,282)	$3,636,049	$(3,464,282)

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2002
Predecessor Company

			NRG Energy,
	Guarantor	Non- Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$63,403	$228,136	$69,322	$—	$360,861
Restricted cash	150,331	61,635	—	—	211,966
Accounts receivable-trade, net	192,060	60,108	5,452	—	257,620
Current portion of notes receivable — affiliates	—	2,442	—	—	2,442
Current portion of notes receivable	479,284	84,319	—	(511,334)	52,269
Income tax receivable	—	—	68,356	(59,968)	8,388
Inventory	226,951	22,485	4,576	—	254,012
Derivative instruments valuation	28,761	—	30	—	28,791
Prepayments and other current assets	76,664	27,112	29,940	—	133,716
Current deferred income tax	12,359	(2,557)	—	(9,802)	—
Current assets — discontinued operations	(1,370)	239,802	—	—	238,432

Total current assets	1,228,443	723,482	177,676	(581,104)	1,548,497

Property, Plant and Equipment
In service	3,417,066	2,184,612	92,306	—	5,693,984
Under construction	64,393	486,560	60,224	—	611,177

Total property, plant and equipment	3,481,459	2,671,172	152,530	—	6,305,161
Less accumulated depreciation	(288,456)	(168,902)	(44,603)	—	(501,961)

Net property, plant and equipment	3,193,003	2,502,270	107,927	—	5,803,200

Other Assets
Investment in subsidiaries	111,400	—	2,535,759	(2,647,159)	—
Equity investments in affiliates	530,829	320,716	32,718	—	884,263
Notes receivable, less current portion — affiliates	9,538	142,014	—	—	151,552
Notes receivable, less current portion	5,678	776,905	31,849	(30,000)	784,432
Decommissioning fund investments	4,617	—	—	—	4,617
Intangible assets, net	25,349	48,634	1,148	—	75,131
Debt issuance costs, net	24,582	81,582	22,996	—	129,160
Derivative instruments valuation	9,601	48,460	32,705	—	90,766
Other assets	4,893	4,087	8,519	—	17,499
Non-current assets — discontinued operations	30,421	1,377,313	—	—	1,407,734

Total other assets	756,908	2,799,711	2,665,694	(2,677,159)	3,545,154

Total Assets	$5,178,354	$6,025,463	$2,951,297	$(3,258,263)	$10,896,851

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets — (Continued)
December 31, 2002
Predecessor Company

			NRG Energy,
	Guarantor	Non- Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$1,716,451	$2,286,403	$2,998,280	$—	$7,001,134
Revolving line of credit	—	—	1,000,000	—	1,000,000
Short-term debt	—	15,849	14,215	—	30,064
Accounts payable — trade	85,438	301,040	153,693	—	540,171
Accounts payable — affiliate	486,161	411,099	(831,931)	(7,368)	57,961
Accrued income tax	—	—	—	—	—
Accrued property, sales and other taxes	2,015	21,737	519	—	24,271
Accrued salaries, benefits and related costs	5,709	7,950	3,185	—	16,844
Accrued interest	59,674	37,261	180,181	—	277,116
Derivative instruments valuation	13,334	13	92	—	13,439
Current deferred income taxes	—	—	—	—	—
Other current liabilities	8,737	12,876	83,728	—	105,341
Current liabilities — discontinued operations	8,417	754,653	—	—	763,070

Total current liabilities	2,385,936	3,848,881	3,601,962	(7,368)	9,829,411
Other Liabilities
Long-term debt	65,050	1,341,798	—	(625,334)	781,514
Deferred income taxes	(137,308)	(111,446)	(4,424)	328,064	74,886
Postretirement and other benefit obligations	35,678	11,479	20,338	—	67,495
Derivative instruments valuation	9,467	81,311	261	—	91,039
Other long-term obligations	38,208	78,027	29,359	—	145,594
Non-current liabilities — discontinued operations	—	602,600	—	—	602,600

Total non-current liabilities	11,095	2,003,769	45,534	(297,270)	1,763,128

Total liabilities	2,397,031	5,852,650	3,647,496	(304,638)	11,592,539

Minority interest	—	511	—	—	511

Commitments and Contingencies
Stockholders’ Equity/(Deficit)	2,781,323	172,302	(696,199)	(2,953,625)	(696,199)

Total Liabilities and Stockholders’ Equity/(Deficit)	$5,178,354	$6,025,463	$2,951,297	$(3,258,263)	$10,896,851

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2002
Predecessor Company

			NRG Energy,
	Guarantor	Non- Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$(672,254)	$(2,963,795)	$(3,464,282)	$3,636,049	$(3,464,282)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	689,451	(19,810)	2,944,156	(3,636,049)	(22,252)
Depreciation and amortization	131,876	143,491	11,256	—	286,623
Amortization of deferred financing costs	3,450	13,046	11,871	—	28,367
Write downs and losses on sales of equity method Investments	11,975	182,035	2,182	—	196,192
Deferred income taxes and investment tax credits	(44,442)	(9,847)	(130,273)	(45,572)	(230,134)
Current tax expense — non cash contribution from members	3,874	(27,477)	—	23,603	—
Unrealized (gains)/losses on derivatives	(18,439)	47,422	(31,726)	—	(2,743)
Minority interest	—	(19,325)	—	—	(19,325)
Amortization of out of market power contracts	(89,415)	—	—	—	(89,415)
Restructuring & impairment charges	109,207	2,760,390	274,912	—	3,144,509
Gain on sale of discontinued operations	—	(2,814)	—	—	(2,814)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	(72,106)	29,883	26,736	—	(15,487)
Accounts receivable-affiliates	1,100	1,171	—	—	2,271
Inventory	49,795	(7,185)	(14)	—	42,596
Prepayments and other current assets	(44,999)	13,412	(26,781)	—	(58,368)
Accounts payable	(38,789)	180,682	137,007	—	278,900
Accounts payable-affiliates	358,032	417,072	(728,193)	138	47,049
Accrued income taxes	—	—	22,168	21,969	44,137
Accrued property and sales taxes	(7,678)	34,634	525	—	27,481
Accrued salaries, benefits, and related costs	(8,253)	2,708	(19,367)	—	(24,912)
Accrued interest	33,985	40,488	128,761	—	203,234
Other current liabilities	7,516	(8,560)	48,736	—	47,692
Other assets and liabilities	(4,428)	10,818	4,333	—	10,723

Net Cash Provided (Used) by Operating Activities	399,458	818,439	(787,993)	138	430,042

Cash Flows from Investing Activities
Acquisitions, net of liabilities assumed	—	—	—	—	—
Proceeds from sale of discontinued operations	—	160,791	—	—	160,791
Proceeds from sale of investments	—	68,517	—	—	68,517
Proceeds from sale of turbines	—	—	—	—	—
(Increase) in trust funds	—	—	—	—	—
Decrease/(increase) in restricted cash	(138,798)	(109,004)	50,000	—	(197,802)
Decrease/(increase) in notes receivable	(28,247)	(230,733)	(29,728)	79,464	(209,244)
Capital expenditures	(92,003)	(1,349,163)	1,433	—	(1,439,733)
Investments in projects	(36,047)	(25,896)	(2,053)	—	(63,996)
Investment in subsidiaries	(27,967)	—	(145,732)	173,699	—
Distributions from subsidiaries	—	—	216,751	(216,751)	—

Net Cash Provided (Used) by Investing Activities	(323,062)	(1,485,488)	90,671	36,412	(1,681,467)

			NRG Energy,
	Guarantor	Non- Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Cash Flows from Financing Activities
Net borrowings under line of credit agreement	(40,000)	—	830,000	—	790,000
Proceeds from issuance of stock	—	—	4,065	—	4,065
Proceeds from issuance of corporate units (warrants)	—	—	—	—	—
Proceeds from issuance of short term debt	—	—	—	—	—
Capital contributions from parent	81,427	92,487	500,000	(173,914)	500,000
Distributions to parent	—	(216,751)	—	216,751	—
Proceeds from issuance of long-term debt	37,869	963,000	165,288	(79,387)	1,086,770
Principal payments on long-term debt	(99,331)	(92,174)	(740,000)	—	(931,505)

Net Cash Provided (Used) by Financing Activities	(20,035)	746,562	759,353	(36,550)	1,449,330

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,092)	20,426	5,616	—	24,950
Change in Cash from Discontinued Operations	—	51,267	—	—	51,267

Net Increase in Cash and Cash Equivalents	55,269	151,206	67,647	—	274,122
Cash and Cash Equivalents at Beginning of Period	8,134	76,929	1,675	—	86,738

Cash and Cash Equivalents at End of Period	$63,403	$228,135	$69,322	$—	$360,860

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Year Ended December 31, 2001
Predecessor Company

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Operating Revenues
Revenues from majority-owned operations	$1,639,653	$416,205	$39,525	$(9,786)	$2,085,597

Operating Costs and Expenses
Cost of majority-owned operations	1,066,404	320,448	125	(9,884)	1,377,093
Depreciation and amortization	103,192	33,315	5,576	—	142,083
General, administrative and development	44,199	33,236	109,769	98	187,302

Total operating costs and expenses	1,213,795	386,999	115,470	(9,786)	1,706,478

Operating Income/(Loss)	425,858	29,206	(75,945)	—	379,119

Other Income (Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	—	—	—	—	—
Equity earnings in consolidated subsidiaries	100,330	(323)	409,872	(509,879)	—
Equity in earnings of unconsolidated affiliates	143,141	68,117	(1,226)	—	210,032
Write downs and losses on sales of equity method investments	—	—	—	—	—
Other income, net	16,718	5,753	3,349	(2,837)	22,983
Interest expense	(144,897)	(20,622)	(201,429)	2,837	(364,111)

Total other income/(expense)	115,292	52,925	210,566	(509,879)	(131,096)

Income/(Loss) From Continuing Operations Before Income Taxes	541,150	82,131	134,621	(509,879)	248,023
Income Tax Expense/(Benefit)	140,153	28,404	(130,583)	—	37,974

Income/(Loss) From Continuing Operations	400,997	53,727	265,204	(509,879)	210,049
Income/(Loss) on Discontinued Operations, net of Income Taxes	307	54,848	—	—	55,155

Net Income/(Loss)	$401,304	$108,575	$265,204	$(509,879)	$265,204

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2001
Predecessor Company

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.	Eliminations	Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Balance
			(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$401,304	$108,575	$265,204	$(509,879)	$265,204
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	(100,199)	(119,002)	(271,447)	371,646	(119,002)
Depreciation and amortization	106,995	99,922	5,576	—	212,493
Amortization of deferred financing costs	1,571	2,140	6,957	—	10,668
Deferred income taxes and investment tax credits	24,908	8,379	(57,717)	69,986	45,556
Current tax expense — non cash contribution from members	99,022	(12,221)	—	(86,801)	—
Unrealized (gains)/losses on derivatives	31,711	(3,218)	(41,750)	—	(13,257)
Minority interest	—	6,564	—	—	6,564
Amortization of out of market power contracts	(54,963)	—	—	—	(54,963)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	98,003	1,506	(9,986)	—	89,523
Inventory	(102,424)	(6,146)	(2,561)	—	(111,131)
Prepayments and other current assets	(5,593)	(29,040)	(1,897)	—	(36,530)
Accounts payable	3,086	(12,374)	4,776	—	(4,512)
Accounts payable-affiliates	(119,294)	(213,323)	132,946	204,660	4,989
Accrued income taxes	—	—	(91,947)	16,815	(75,132)
Accrued property and sales taxes	5,128	(1,061)	(13)	—	4,054
Accrued salaries, benefits, and related costs	7,388	3,598	4,799	—	15,785
Accrued interest	1,276	6,299	28,062	—	35,637
Other current liabilities	46,796	10,153	25,805	—	82,754
Other assets and liabilities	(49,596)	(25,093)	(7,997)	—	(82,686)

Net Cash Provided (Used) by Operating Activities	395,119	(174,342)	(11,190)	66,427	276,014

Cash Flows from Investing Activities
Acquisitions, net of liabilities assumed	(649,538)	—	(2,163,579)	—	(2,813,117)
Proceeds from sale of investments	—	4,063	—	—	4,063
Decrease/(increase) in restricted cash	(5,037)	(44,670)	(50,000)	—	(99,707)
Decrease/(increase) in notes receivable	36,073	16,769	506	(8,257)	45,091
Capital expenditures	(124,175)	(928,495)	(269,460)	—	(1,322,130)
Investments in projects	(124,850)	34,412	6,947	(66,350)	(149,841)
Investments in subsidiaries	(24,050)	—	(626,436)	650,486	—
Distributions from subsidiaries	—	—	418,000	(418,000)	—

Net Cash Provided (Used) by Investing Activities	(891,577)	(917,921)	(2,684,022)	157,879	(4,335,641)

Cash Flows from Financing Activities
Net borrowings under line of credit agreement	40,000	—	162,000	—	202,000
Proceeds from issuance of stock	—	—	475,464	—	475,464
Proceeds from issuance of corporate units (warrants)	—	—	4,080	—	4,080
Proceeds from issuance of short term debt	—	22,156	600,000	—	622,156
Capital contributions from parent	551,424	99,062	—	(650,486)	—
Distributions to parent	(418,000)	—	—	418,000	—
Proceeds from issuance of long-term debt	445,397	1,342,166	1,472,274	8,180	3,268,017
Principal payments on long-term debt	(118,480)	(279,736)	(19,955)	—	(418,171)

Net Cash Provided (Used) by Financing Activities	500,341	1,183,648	2,693,863	(224,306)	4,153,546

Effect of Exchange Rate Changes on Cash and Cash Equivalents	922	(3,977)	—	—	(3,055)
Change in Cash from Discontinued Operations	—	(40,873)	—	—	(40,873)

Net Increase (Decrease) in Cash and Cash Equivalents	4,805	46,535	(1,349)	—	49,991
Cash and Cash Equivalents at Beginning of Period	3,329	30,394	3,024	—	36,747

Cash and Cash Equivalents at End of Period	$8,134	$76,929	$1,675	$—	$86,738

(1) All significant intercompany transactions have been eliminated in consolidation.

Note 31—Subsequent Event

    On May 13, 2004 we completed the sale of our 63% interest in Hsin Yu to Asia Pacific Energy Development Co., Ltd or “APED,” which resulted in net cash proceeds of approximately $1.0 million and a net gain of approximately $10.0 million.

    LSP Energy—Batesville—In August, 2004 we completed the sale of our 100 percent interest in an 837 megawatt generating plant in Batesville, Mississippi to Complete Energy Partners, LLC. We realized cash proceeds of $27.6 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Stockholders of NRG Energy, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 , except as to Notes 6, 20, 30 and 31, which are as of October 29, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K Amendment No. 2. In our opinion, this financial statement schedule for the period from December 6, 2003 to December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 10, 2004, except as to Notes 6, 20, 30 and 31, which are as of October 29, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Stockholders of NRG Energy, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 , except as to Notes 6, 20, 30 and 31, which are as of October 29, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K Amendment No. 2. In our opinion, this financial statement schedule for the period from January 1, 2003 to December 5, 2003 and for the two years ended December 31, 2002, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 10, 2004, except as to Notes 6, 20, 30 and 31, which are as of October 29, 2004.

NRG ENERGY, INC.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
			(In thousands)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Predecessor Company
Year ended December 31, 2001	$21,199	$—	$—	$(7,565)	$13,634
Year ended December 31, 2002	13,634	4,529	—	—	18,163
January 1 - December 5, 2003	18,163	15,576	—	(33,739)	— *
Reorganized NRG
December 6 - December 31, 2003	$—	$—	$—	$—	$—

*	December 6, 2003 — Fresh Start Balance

		Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to		End of
Description	Period	Expenses	Other	Deductions	Period
			(In thousands)
Income tax valuation allowance, deducted from deferred tax assets in the balance sheet:
Predecessor Company
Year ended December 31, 2001	$50,057	$21,389	$—	$—	$71,446
Year ended December 31, 2002	71,446	1,006,540	92,315	—	1,170,301
January 1 - December 5, 2003	1,170,301	71,315	—	—	1,241,616 *
Reorganized NRG
December 6 - December 31, 2003	$1,241,616	$(515)	$—	$—	$1,241,101

*	December 6, 2003 — Fresh Start Balance

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC.
(Registrant)

/s/ DAVID CRANE

David Crane,
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2004

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated By-Laws.(7)
4.1	Indenture dated as of December 23, 2003 by and among NRG Energy, Inc., certain subsidiaries of NRG Energy, Inc. and Law Debenture Trust Company of New York, as Trustee, re: NRG Energy, Inc.’s 8% Second Priority Senior Secured Notes due 2013.(2)
4.2	Purchase Agreement dated as of December 17, 2003 by and among NRG Energy, Inc., as Issuer, certain subsidiaries of NRG Energy, Inc., as guarantors, and Lehman Brothers, Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Initial Purchasers, re: $1,250,000,000 8% Second Priority Senior Secured Notes due 2013.(2)
4.3	Registration Rights Agreement dated as of December 23, 2003 by and among NRG Energy, Inc,.as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Lehman Brothers Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Initial Purchasers.(2)
4.4	Purchase Agreement dated as of January 21, 2003 by and among NRG Energy, as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Credit Suisse First Boston LLC and Lehman Brothers, Inc., as Initial Purchasers, re:
$475,000,000 8% Second Priority Senior Secured Notes due 2013.(2)
4.5	Registration Rights Agreement dated as of January 28, 2004 by and among NRG Energy, Inc., as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Credit Suisse First Boston LLC and Lehman Brothers, Inc., as Initial Purchasers.(2)
4.6	$1,450,000,000 Credit Agreement dated as of December 23, 2003 among NRG Energy, Inc. NRG Power Marketing, Inc., the Lenders party thereto, and Credit Suisse First Boston, acting through its Cayman Islands Branch, and Lehman Brothers Inc., as joint lead book runners and joint lead arrangers, Credit Suisse First Boston, acting though its Cayman Islands Branch, as administrative agent, General Electric Capital Corporation, as revolver agent, and Lehman Commercial Paper Inc., as syndication agent.(2)
4.7	Guarantee and Collateral Agreement made by NRG Energy, Inc., NRG Power Marketing, Inc. and certain of the subsidiaries of NRG Energy, Inc. in favor of Deutsche Bank Trust Company Americas, as Collateral Trustee, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and Law Debenture Trust Company of New York, as Trustee.(2)
4.8	Collateral Trust Agreement dated as of December 23, 2003 among NRG Energy, Inc., NRG Power Marketing, Inc., the Guarantors from time to time party hereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Trustee.(2)
4.9	Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative

Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.(2)
4.10		Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.(2)
4.11		NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.(2)
4.12		Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.(3)
10.1	*	Employment Agreement dated November 10, 2003 between NRG Energy, Inc. and David Crane.(2)
10.2		Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.(4)
10.3		Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.(4)
10.4		Asset Sales Agreement, dated December 23, 1998, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(5)
10.5		Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for the Arthur Kill generating plants and Astoria gas turbines, dated January 27, 1999, between NRG Energy and Consolidated Edison Company of New York, Inc.(5)
10.6		Amendment to the Asset Sales Agreement, dated June 11, 1999, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(5)
10.7		Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.(6)
10.8		First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.(6)
10.9	*	Key Executive Retention, Restructuring Bonus and Severance Agreement between NRG Energy, Inc. and Scott J. Davido dated July 1, 2003.(2)
10.10	*	Severance Agreement between NRG Energy, Inc. and Ershel Redd Jr. dated January 30, 2003.(3)
10.11	*	Severance Agreement between NRG Energy and William Pieper dated March 1, 2003.(2)
10.12	*	Severance Agreement between NRG Energy, Inc. and George Schaefer dated December 18, 2002.(3)
10.13	*	Severance Agreement between NRG Energy and John P. Brewster dated July 23, 2003.(2)
10.14		Registration Rights Agreement, dated December 5, 2003, among NRG Energy, Inc. and the holders of NRG Energy, Inc. common stock named therein.(1)
21		Subsidiaries of NRG Energy. Inc.(2)
23.1		Consent of PricewaterhouseCoopers LLP.(1)
31.1		Rule 13a-14(a)/15d-14(a) certification of David Crane.(1)
31.2		Rule 13a-14(a)/15d-14(a) certification of Robert Flexon.(1)
31.3		Rule 13a-14(a)/15d-14(a) certification of James Ingoldsby.(1)
32		Section 1350 Certification.(1)
99.1		Financial Statements of “West Coast Power.”(2)
99.2		Financial Statements of Louisiana Generating LLC for the year ended December 31, 2003.(1)
99.3		Financial Statements of NRG Northeast Generating LLC for the year ended December 31, 2003.(1)
99.4		Financial Statements of Indian River Power LLC for the year ended December 31, 2003.(1)
99.5		Financial Statements of NRG MidAtlantic Generating LLC for the year ended December 31, 2003.(1)
99.6		Financial Statements of NRG South Central Generating LLC for the year ended December 31, 2003.(1)
99.7		Financial Statements of NRG Eastern LLC for the year ended December 31, 2003.(1)
99.8		Financial Statements of Northeast Generation Holding LLC for the year ended December 31, 2003.(1)
99.9		Financial Statements of NRG International LLC for the year ended December 31, 2003.(1)

*	Exhibit relates to compensation arrangements.

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 16, 2004.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 31, 2003.

(4)	Incorporated herein by reference to NRG Energy’s Registration Statement on Form S-1, as amended, Registration No. 333-33397.

(5)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(6)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 19, 2003.

(7)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.