Form 10-Q/A
period 2004-06-30
NRG ENERGY INC
filed 2004-11-03
CIK 1013871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☒    No ☐

     As of October 29, 2004, there were 100,008,053 shares of common stock outstanding.

Index

Page No.
Part I — FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements and Notes
Notes to Consolidated Financial Statements	3-55
Part II — OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K	56
SIGNATURES	57
EXHIBIT INDEX	58
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of VP and Controller Pursuant to Section 302
Certification of CEO, CFO and Controller Pursuant to Section 906
Financial Statements of Louisiana Generating LLC
Financial Statements of NRG Northeast Generating LLC
Financial Statements of Indian River Power LLC
Financial Statements of NRG MidAtlantic Generating LLC
Financial Statements of NRG South Central Generating LLC
Financial Statements of NRG Eastern LLC
Financial Statements of Northeast Generation Holding LLC
Financial Statements of NRG International LLC

EXPLANATORY NOTE

In connection with the registration of our 8% Second Priority Senior Notes due December 15, 2013 issued on December 17, 2003 and January 28, 2004, we are reissuing our quarterly report for the quarter ended June 30, 2004 as amendment No. 1 on Form 10-Q/A. The updated information includes consolidating financial statements as required by Rule 3-10 of Regulation S-X as described in Note 22. In addition, we have attached to this Form 10-Q/A as exhibits 99.1 through 99.8 the unaudited quarterly financial statements of eight significant guarantor subsidiaries as required by Rule 3-16 of Regulation S-X.

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

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (REORGANIZED COMPANY)

(Unaudited)

	June 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$820,876	$551,223
Restricted cash	151,673	116,067
Accounts receivable — trade, less allowance for doubtful accounts of $322 and $0	313,649	201,921
Xcel Energy settlement receivable	—	640,000
Current portion of notes receivable — affiliates	1,917	200
Current portion of notes receivable	123,060	65,141
Taxes receivable	14,824	—
Inventory	203,672	194,926
Derivative instruments valuation	11,670	772
Prepayments and other current assets	229,961	222,178
Current deferred income taxes	961	1,850
Current assets — discontinued operations	56,955	119,561

Total current assets	1,929,218	2,113,839

Property, Plant and Equipment
In service	3,935,915	3,885,465
Under construction	104,794	139,171

Total property, plant and equipment	4,040,709	4,024,636
Less accumulated depreciation	(119,487)	(11,800)

Net property, plant and equipment	3,921,222	4,012,836

Other Assets
Equity investments in affiliates	677,684	737,998
Notes receivable, less current portion — affiliates	122,539	130,152
Notes receivable, less current portion	612,118	691,444
Intangible assets, net of accumulated amortization of $34,404 and $5,212	356,068	432,361
Debt issuance costs, net of accumulated amortization of $4,992 and $454	63,038	74,337
Derivative instruments valuation	53,474	59,907
Funded letter of credit	250,000	250,000
Other assets	116,129	123,145
Non-current assets — discontinued operations	451,785	618,968

Total other assets	2,702,835	3,118,312

Total Assets	$8,553,275	$9,244,987

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (REORGANIZED COMPANY)
(Unaudited)

	June 30,	December 31,
	2004	2003
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$96,385	$801,229
Short-term debt	17,826	19,019
Accounts payable — trade	137,033	158,683
Accounts payable — affiliates	6,372	7,053
Accrued taxes	—	16,095
Accrued property, sales and other taxes	16,136	22,322
Accrued salaries, benefits and related costs	33,072	19,331
Accrued interest	20,038	8,982
Derivative instruments valuation	20,979	429
Creditor pool obligation	25,000	540,000
Other bankruptcy settlement	221,283	220,000
Other current liabilities	113,773	102,861
Current liabilities — discontinued operations	23,121	110,177

Total current liabilities	731,018	2,026,181

Other Liabilities
Long-term debt and capital leases	3,922,417	3,327,782
Deferred income taxes	144,522	149,493
Postretirement and other benefit obligations	110,842	105,946
Derivative instruments valuation	159,567	153,503
Other long-term obligations	473,247	480,938
Non-current liabilities — discontinued operations	469,911	558,884

Total non-current liabilities	5,280,506	4,776,546

Total Liabilities	6,011,524	6,802,727

Minority Interest	5,673	5,004
Commitments and Contingencies
Stockholders’ Equity
Serial Preferred Stock; 10,000,000 shares authorized, none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock; $.01 par value; 500,000,000 shares authorized; 100,006,798 shares at June 30, 2004 and 100,000,000 shares at December 31, 2003 issued and outstanding	1,000	1,000
Additional paid-in capital	2,410,751	2,403,429
Retained earnings	124,284	11,025
Accumulated other comprehensive income	43	21,802

Total stockholders’ equity	2,536,078	2,437,256

Total Liabilities and Stockholders’ Equity	$8,553,275	$9,244,987

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

Statement of Operations

     The following tables summarize the pre-tax effects of non-hedge derivatives and derivatives that no longer qualify as hedges on our statement of operations for the three months ended June 30, 2004:

	Reorganized NRG
	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total
Revenue from majority-owned subsidiaries	$6,572	$—	$—	$6,572
Equity in earnings of unconsolidated subsidiaries	9,733	560	—	10,293
Cost of operations	(1,129)	—	—	(1,129)

Total statement of operations impact before tax	$15,176	$560	$—	$15,736

     The following tables summarize the pre-tax effects of non-hedge derivatives and derivatives that no longer qualify as hedges on our statement of operations for the six months ended June 30, 2004:

	Reorganized NRG
	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total
Revenue from majority-owned subsidiaries	$7,468	$—	$—	$7,468
Equity in earnings of unconsolidated subsidiaries	8,506	629	—	9,135
Cost of operations	(1,632)	—	—	(1,632)
Interest expense	—	411	—	411

Total statement of operations impact before tax	$14,342	$1,040	$—	$15,382

     The following tables summarize the pre-tax effects of non-hedge derivatives and derivatives that no longer qualify as hedges on our statement of operations for the three months ended June 30, 2003:

	Predecessor NRG
	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total
Revenue from majority-owned subsidiaries	$35,722	$—	$—	$35,722
Equity in earnings of unconsolidated subsidiaries	2,187	(29)	—	2,158
Cost of operations	2,623	—	—	2,623
Interest expense	—	(33,369)	—	(33,369)

Total statement of operations impact before tax	$40,532	$(33,398)	$—	$7,134

     The following tables summarize the pre-tax effects of non-hedge derivatives and derivatives that no longer qualify as hedges on our statement of operations for the six months ended June 30, 2003:

	Predecessor NRG
	Energy		Foreign
(Gains/(Losses) In thousands)	Commodities	Interest Rate	Currency	Total
Revenue from majority-owned subsidiaries	$33,293	$—	$—	$33,293
Equity in earnings of unconsolidated subsidiaries	3,731	(288)	—	3,443
Cost of operations	(9,155)	—	—	(9,155)
Other income	—	—	92	92
Interest expense	—	(45,608)	—	(45,608)

Total statement of operations impact before tax	$27,869	$(45,896)	$92	$(17,935)

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

     We conduct the majority of our business within five reportable operating segments all of our other operations are presented under the “All Other” category. Our reportable operating segments consist of Wholesale Power Generation — Northeast, Wholesale Power Generation — South Central, Wholesale Power Generation — West Coast, Wholesale Power Generation — Other North America and Wholesale Power Generation — Australia. These reportable segments are distinct components with separate operating results and management structures in place. Included in the All Other category are our Wholesale Power Generation — Other International operations, our Alternative Energy operations, our Non — Generation operations and an Other component which includes primarily our corporate charges (primarily interest expense) that have not been allocated to the reportable segments and the remainder of our operations which are not significant. We have presented this detail within the All Other category as we believe that this information is important to a full understanding of our business. Segment information for the three and six months ended June 30, 2004 and 2003 is as follows:

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

	Reorganized NRG
	Three Months Ended June 30, 2004
	(In thousands)

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

	Predecessor Company
	Three Months Ended June 30, 2003
	(In thousands)

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

	Reorganized NRG
	Six Months Ended June 30, 2004
	(In thousands)

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
	(In thousands)

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

     The Attorney General filed motions to remand, which the defendants opposed in July of 2002. In an Order filed in early September 2002, Judge Walker denied the remand motions. The Attorney General appealed that decision to the United States Court of Appeal for the Ninth Circuit. The Attorney General also sought a stay of proceedings in the district court pending the appeal, and this request was also denied. In a lengthy opinion filed March 25, 2003, Judge Walker dismissed the Attorney General’s action against Dynegy and us with prejudice, finding it was barred by the filed-rate doctrine and preempted by federal law. The Attorney General filed a Notice of Appeal respecting that decision, and the two appeals were consolidated. On July 6, 2004, the Ninth Circuit rejected the Attorney General’s appeals and affirmed both decisions of the district court, including the dismissal of all the Attorney General’s substantive claims. On October 29, 2004, the Ninth Circuit denied the Attorney General’s petitions for rehearing.

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

     The action was transferred from Los Angeles to the United States District Court in San Diego and was made a part of the Multi-District Litigation proceeding described below. All defendants filed motions to dismiss and to strike in the fall of 2002. In an Order dated January 6, 2003, Judge Robert Whaley, a federal judge from Spokane sitting in the United States District Court in San Diego, pursuant to the Order of the Multi-District Litigation Panel, granted the motions to dismiss on the grounds of federal preemption and filed-rate doctrine. The plaintiff filed a notice of appeal, and the appeal was argued in June, 2004. Consistent with its July, 2004 decision in People of the State of California ex. rel. Bill Lockyer, described above, the Ninth Circuit on September 10, 2004 rejected plaintiff's appeal, holding that plaintiff's claims are banned by federal preemption and the filed-rate doctrine.

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

Older v. Sempra Energy, et al., San Diego County Superior Court

     This putative class action lawsuit was filed in late September, 2004 in California state court. The complaint names West Coast Power and various Dynegy entities among the numerous defendants. The complaint alleges violation of California Business & Professions Code § 16720 (the Cartwright Act) and Business & Professions Code § 17200, based on defendants' alleged efforts to fix, raise, stabilize, maintain and manipulate retail natural gas prices in California at supra-competitive levels. The complaint seeks a determination of class action status, a trebling of unspecified damages, restitution, disgorgement and costs and attorneys' fees. We cannot predict the likelihood of an unfavorable outcome at this time.

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

     Dynegy, we and the West Coast Power entities have been engaged in extensive settlement negotiations with FERC Staff; the People of the State of California ex rel. Bill Lockyer, Attorney General; the California Public Utility Commission, or CPUC, staff; the California Department of Water Resources acting through its Electric Power Fund, the California Electricity Oversight Board, PG&E; Southern California Edison Company; and San Diego Gas and Electric Company. The parties have now entered into a definitive, comprehensive settlement, which FERC approved on October 25, 2004.

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

Note 21 — Condensed Consolidating Financial Information

     On December 17, 2003 and January 28, 2004, we issued $1.2 billion and $475.0 million, respectively, of 8% Second Priority Senior Secured Notes due on December 15, 2013, or the Notes. These Notes are guaranteed by each of our current and future wholly owned domestic subsidiaries, or Guarantor Subsidiaries. Each of the following Guarantor Subsidiaries fully and unconditionally guarantee the Notes.

Arthur Kill Power LLC	NRG Cabrillo Power Operations Inc.
Astoria Gas Turbine Power LLC	NRG Cadillac Operations Inc.
Berrians I Gas Turbine Power LLC	NRG California Peaker Operations LLC
Big Cajun II Unit 4 LLC	NRG Central U.S. LLC
Capistrano Cogeneration Company	NRG Connecticut Affiliate Services Inc.
Chickahominy River Energy Corp.	NRG Devon Operations Inc.
Commonwealth Atlantic Power LLC	NRG Dunkirk Operations Inc.
Conemaugh Power LLC	NRG Eastern LLC
Connecticut Jet Power LLC	NRG El Segundo Operations Inc.
Devon Power LLC	NRG Huntley Operations Inc.
Dunkirk Power LLC	NRG International LLC
Eastern Sierra Energy Company	NRG Kaufman LLC
El Segundo Power II LLC	NRG Mesquite LLC
Hanover Energy Company	NRG MidAtlantic Affiliate Services Inc.
Huntley Power LLC.	NRG MidAtlantic Generating LLC
Indian River Operations Inc.	NRG MidAtlantic LLC
Indian River Power LLC	NRG Middletown Operations Inc.
James River Power LLC	NRG Montville Operations Inc.
Kaufman Cogen LP	NRG New Jersey Energy Sales LLC
Keystone Power LLC	NRG New Roads Holdings LLC
Louisiana Generating LLC	NRG North Central Operations Inc.
MidAtlantic Generation Holding LLC	NRG Northeast Affiliate Services Inc.
Middletown Power LLC	NRG Northeast Generating LLC
Montville Power LLC	NRG Norwalk Harbor Operations Inc.
NEO California Power LLC	NRG Operating Services, Inc.
NEO Chester-Gen LLC	NRG Oswego Harbor Power Operations Inc.
NEO Corporation	NRG Power Marketing Inc.
NEO Freehold-Gen LLC	NRG Rocky Road LLC
NEO Landfill Gas Holdings Inc.	NRG Saguaro Operations Inc.
NEO Power Services Inc.	NRG South Central Affiliate Services Inc.
Northeast Generation Holding LLC	NRG South Central Generating LLC
Norwalk Power LLC	NRG South Central Operations Inc.
NRG Affiliate Services Inc.	NRG West Coast LLC
NRG Arthur Kill Operations Inc.	NRG Western Affiliate Services Inc.
NRG Asia-Pacific, Ltd.	Oswego Harbor Power LLC
NRG Astoria Gas Turbine Operations ,Inc.	Saguaro Power LLC
NRG Bayou Cove LLC	Somerset Operations Inc.
Somerset Power LLC
South Central Generation Holding LLC
Vienna Operations Inc.
Vienna Power LLC

     The non-guarantor subsidiaries, or Non-Guarantor Subsidiaries, include all of our foreign subsidiaries and certain domestic subsidiaries. We conduct much of our business through and derive much of our income from our subsidiaries. Therefore, our ability to make required payments with respect to our indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. Except for NRG Bayou Cove LLC, which is subject to certain restrictions under our Peaker financing agreements, there are no restrictions on the ability of any of the Guarantor Subsidiaries to transfer funds to us. In addition, there may be restrictions for certain Non-Guarantor Subsidiaries.

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

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Six Months Ended June 30, 2004
Reorganized NRG
(Unaudited)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	NRG Energy, Inc.	Eliminations (1)	Consolidated Balance
			(In thousands)
Operating Revenues
Revenues from majority-owned operations	$848,258	$303,458	$26,026	$(3,750)	$1,173,992

Operating Costs and Expenses
Cost of majority-owned operations	520,126	204,139	15,286	(3,750)	735,801
Depreciation and amortization	66,389	35,284	6,501	—	108,174
General, administrative and development	46,391	14,925	21,013	—	82,329
Corporate relocation charges	—	—	6,761	—	6,761
Reorganization items	874	151	2,564	—	3,589

Restructuring and impairment charges	1,965	—	(289)	—	1,676

Total operating costs and expenses	635,745	254,499	51,836	(3,750)	938,330

Operating Income/(Loss)	212,513	48,959	(25,810)	—	235,662

Other Income (Expense)
Minority interest in earnings of consolidated subsidiaries	—	(709)	—	—	(709)
Equity in earnings of consolidated subsidiaries	46,941	—	155,365	(202,306)	—
Equity in earnings/(losses) of unconsolidated affiliates	34,556	30,066	(808)	—	63,814
Write downs and gains/(losses) on sales of equity method investments	—	(1,271)	738	—	(533)
Other income, net	3,660	12,357	2,713	(7,022)	11,708
Interest expense	587	(48,252)	(118,728)	7,022	(159,371)

Total other income/(expense)	85,744	(7,809)	39,280	(202,306)	(85,091)

Income From Continuing Operations Before Income Taxes	298,257	41,150	13,470	(202,306)	150,571
Income Tax Expense (Benefit)	139,481	10,910	(99,789)	—	50,602

Income/(Loss) From Continuing Operations	158,776	30,240	113,259	(202,306)	99,969
Income/(Loss) on Discontinued Operations, net of Income Taxes	(2)	13,292	—	—	13,290

Net Income	$158,774	$43,532	$113,259	$(202,306)	$113,259

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended June 30, 2004
Reorganized NRG
(Unaudited)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	NRG Energy, Inc.	Eliminations (1)	Consolidated Balance
			(In thousands)
Operating Revenues
Revenues from majority-owned operations	$421,748	$139,985	$14,019	$(2,078)	$573,674

Operating Costs and Expenses
Cost of majority-owned operations	248,080	100,127	7,621	(2,078)	353,750
Depreciation and amortization	31,493	17,866	3,809	—	53,168
General, administrative and development	26,543	9,217	10,077	—	45,837
Corporate relocation charges	—	—	5,645	—	5,645
Reorganization items	(859)	1	(1,803)	—	(2,661)

Restructuring and impairment charges	1,967	(3)	(288)	—	1,676

Total operating costs and expenses	307,224	127,208	25,061	(2,078)	457,415

Operating Income/(Loss)	114,524	12,777	(11,042)	—	116,259

Other Income (Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	(508)	307	—	—	(201)
Equity in earnings of consolidated subsidiaries	25,165	—	99,404	(124,569)	—
Equity in earnings/(losses) of unconsolidated affiliates	26,672	19,412	17	—	46,101
Gains on sales of equity method investments	—	702	503	—	1,205
Other income, net	3,467	9,580	1,935	(6,930)	8,052
Interest expense	(132)	(28,001)	(45,022)	6,930	(66,225)

Total other income (expense)	54,664	2,000	56,837	(124,569)	(11,068)

Income From Continuing Operations Before Income Taxes	169,188	14,777	45,795	(124,569)	105,191
Income Tax Expense (Benefit)	68,514	5,037	(37,229)	—	36,322

Income From Continuing Operations	100,674	9,740	83,024	(124,569)	68,869
Income/(Loss) on Discontinued Operations, net of Income Taxes	(2)	14,157	—	—	14,155

Net Income/(Loss)	$100,672	$23,897	$83,024	$(124,569)	$83,024

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets
at June 30, 2004
Reorganized NRG
(Unaudited)

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
			(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$267,405	$202,187	$351,284	$—	$820,876
Restricted cash	15,673	136,000	—	—	151,673
Accounts receivable trade, net	219,394	79,816	14,439	—	313,649
Current portion of notes receivable — affiliates	700	3,053	8,874	(10,710)	1,917
Current portion of notes receivable	—	122,773	287	—	123,060
Taxes receivable	—	—	35	14,789	14,824
Inventory	173,713	28,631	1,328	—	203,672
Derivative instruments valuation	11,670	—	—	—	11,670
Prepayments and other current assets	129,468	100,142	33,506	(33,155)	229,961
Current deferred income taxes	(506)	2,900	—	(1,433)	961
Current assets — discontinued operations	—	56,955	—	—	56,955

Total current assets	817,517	732,457	409,753	(30,509)	1,929,218

Property, Plant and Equipment
In service	2,288,658	1,611,832	35,425	—	3,935,915
Under construction	64,105	39,897	792	—	104,794

Total property, plant and equipment	2,352,763	1,651,729	36,217	—	4,040,709
Less accumulated depreciation	(73,508)	(38,732)	(7,247)	—	(119,487)

Net property, plant and equipment	2,279,255	1,612,997	28,970	—	3,921,222
Other Assets
Investments in subsidiaries	652,395	—	4,223,083	(4,875,478)	—
Equity investments in affiliates	360,345	316,950	389	—	677,684
Notes receivable, less current portion — affiliates	14,710	347,892	—	(240,063)	122,539
Notes receivable, less current portion	379,838	197,003	1,277	34,000	612,118
Intangible assets, net	301,791	54,277	—	—	356,068
Debt issuance costs, net	—	—	63,038	—	63,038
Derivative instruments valuation	1,724	46,070	5,680	—	53,474
Deferred income tax	179,525	—	158,274	(337,799)	—
Funded letter of credit	—	—	250,000	—	250,000
Other assets	34,738	25,880	55,511	—	116,129
Non-current assets — discontinued operations	—	451,785	—	—	451,785

Total other assets	1,925,066	1,439,857	4,757,252	(5,419,340)	2,702,835

Total Assets	$5,021,838	$3,785,311	$5,195,975	$(5,449,849)	$8,553,275

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets
at June 30, 2004
Reorganized NRG
(Unaudited)

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
			(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$2,449	$94,795	$9,851	$(10,710)	$96,385
Short-term debt	—	17,826	—	—	17,826
Accounts payable — trade	43,627	86,128	7,278	—	137,033
Accounts payable — affiliates	105,689	(201,737)	109,788	(7,368)	6,372
Accrued property, sales and other taxes	4,048	10,951	1,137	—	16,136
Accrued salaries, benefits and related costs	18,056	11,112	3,904	—	33,072
Accrued interest	3	46,262	6,928	(33,155)	20,038
Derivative instruments valuation	20,979	—	—	—	20,979
Creditor pool obligation	—	—	25,000	—	25,000
Other bankruptcy settlement	—	221,283	—	—	221,283
Other current liabilities	77,637	15,210	23,576	(2,650)	113,773
Current liabilities — discontinued operations	—	23,121	—	—	23,121

Total current liabilities	272,488	324,951	187,462	(53,883)	731,018

Other Liabilities
Long term debt and capital leases	10,664	1,739,059	2,412,757	(240,063)	3,922,417
Non-current deferred income tax liability	—	147,051	—	(2,529)	144,522
Postretirement and other benefit obligations	84,452	13,788	12,602	—	110,842
Derivative instruments valuation	—	127,894	31,673	—	159,567
Other long-term obligations	348,833	109,011	15,403	—	473,247
Non-current liabilities — discontinued operations	—	469,911	—	—	469,911

Total non-current liabilities	443,949	2,606,714	2,472,435	(242,592)	5,280,506

Total Liabilities	716,437	2,931,665	2,659,897	(296,475)	6,011,524

Minority Interest	—	5,673	—	—	5,673
Commitments and Contingencies
Stockholders’ Equity	4,305,401	847,973	2,536,078	(5,153,374)	2,536,078

Total Liabilities and Stockholders’ Equity	$5,021,838	$3,785,311	$5,195,975	$(5,449,849)	$8,553,275

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2004
Reorganized NRG
(Unaudited)

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
			(In thousands)
Cash Flows from Operating Activities
Net income	$158,774	$43,532	$113,259	$(202,306)	$113,259
Adjustments to reconcile net income to net cash provided (used) by operating activities
Distributions in excess of (less than) equity in earnings of unconsolidated affiliates	(16,936)	(26,176)	(147,171)	195,034	4,751
Depreciation and amortization	66,389	40,609	6,501	—	113,499
Amortization of debt issuance costs	—	211	19,849	—	20,060
Amortization of debt discount	(27,672)	21,356	(2,149)	20,260	11,795
Deferred income taxes	(6,799)	1,828	(139,625)	193,980	49,384
Non-cash contribution from members — current taxes	119,312	40,721	—	(160,033)	—
Minority interest	—	2,089	—	—	2,089
Unrealized (gains)/losses on derivatives	(32,122)	(46,084)	4,049	52,699	(21,458)
Asset impairment	1,676	—	—	—	1,676
Write downs and (gains)/losses on sales of equity method investments	—	1,268	(735)	—	533
Gain on sale of discontinued operations	—	(13,012)	—	—	(13,012)
Amortization of power contracts and emission credits	11,705	22,812	—	—	34,517
Cash provided (used) by changes in certain working capital items, net of acquisition affects
Accounts receivable	(98,983)	(10,991)	(1,080)	—	(111,054)
Xcel Energy settlement receivable	—	—	640,000	—	640,000
Accrued taxes	—	—	39	(29,324)	(29,285)
Inventory	(8,860)	515	(94)	—	(8,439)
Prepayments and other current assets	(42,797)	(36,224)	44,757	32,199	(2,065)
Accounts payable	4,249	(24,764)	(7,111)	—	(27,626)
Accounts payable — affiliates	(340,305)	1,514	209,251	129,753	213
Accrued property, sales and other taxes	(3,184)	(3,084)	(797)	—	(7,065)
Accrued salaries, benefits and related costs	12,492	4,082	3,618	—	20,192
Accrued interest	(2,554)	47,209	2,427	(32,199)	14,883
Other current liabilities	7,386	(709)	(513,045)	—	(506,368)
Cash (provided)/used by changes in other assets and liabilities	46,045	(6,182)	103,297	(126,282)	16,878

Net Cash Provided (Used) by Operating Activities	(152,184)	60,520	335,240	73,781	317,357

Cash Flows from Investing Activities

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
			(In thousands)
Proceeds on sale of equity method investments	—	26,693	3,000	—	29,693
Proceeds on sale of discontinued operations	—	59,190	—	—	59,190
Investments in subsidiaries	(17,642)	48,979	(256,230)	224,893	—
Investments in equity method investments and projects	55,573	(64,861)	287,136	(278,414)	(566)
Decrease in notes receivable, net	49,687	187,260	22,296	(244,035)	15,208
Capital expenditures	(43,882)	(19,839)	(955)	—	(64,676)
Increase in restricted cash and trust funds	(11,375)	(25,916)	—	—	(37,291)

Net Cash Provided by Investing Activities	32,361	211,506	55,247	(297,556)	1,558

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt, net	(335)	301,124	(33,933)	223,775	490,631
Capital contribution from parent to subsidiary	92,000	—	(92,000)	—	—
Deferred debt issuance costs	—	53	(8,550)	—	(8,497)
Principal payments on short and long-term debt	—	(567,806)	—	—	(567,806)

Net Cash Provided (Used) by Financing Activities	91,665	(266,629)	(134,483)	223,775	(85,672)

Change in Cash from Discontinued Operations	—	10,822	—	—	10,822
Effect of Exchange Rate Changes on Cash and Cash Equivalents	54	25,534	—	—	25,588

Net Increase (Decrease) in Cash and Cash Equivalents	(28,104)	41,753	256,004	—	269,653
Cash and Cash Equivalents at Beginning of Period	295,509	160,434	95,280	—	551,223

Cash and Cash Equivalents at End of Period	$267,405	$202,187	$351,284	$—	$820,876

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Six Months Ended June 30, 2003
Predecessor Company
(Unaudited)

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
			(In thousands)
Operating Revenues
Revenues from majority-owned operations	$639,588	$272,335	$25,598	$(912)	$936,609

Operating Costs and Expenses
Cost of majority-owned operations	555,459	187,938	16,947	(912)	759,432
Depreciation and amortization	74,320	40,831	7,755	—	122,906
General, administrative and development	26,456	24,908	36,299	—	87,663
Reorganization items	1,452	—	4,882	—	6,334
Restructuring and impairment charges	227,437	(136,007)	200,337	—	291,767

Total operating costs and expenses	885,124	117,670	266,220	(912)	1,268,102

Operating Income/(Loss)	(245,536)	154,665	(240,622)	—	(331,493)

Other Income (Expense)

Equity in earnings of consolidated subsidiaries	104,375	1,476	(135,648)	29,797	—
Equity in earnings/(losses) of unconsolidated affiliates	66,437	26,527	(478)	—	92,486
Write downs and losses on sales of equity method investments	(12,257)	(136,770)	—	—	(149,027)
Other income, net	3,092	6,311	(4,019)	(1,842)	3,542
Interest expense	(70,848)	(80,164)	(111,591)	1,842	(260,761)

Total other income (expense)	90,799	(182,620)	(251,736)	29,797	(313,760)

Loss From Continuing Operations Before Income Taxes	(154,737)	(27,955)	(492,358)	29,797	(645,253)
Income Tax Expense (Benefit)	(78,855)	3,183	113,014	—	37,342

Loss From Continuing Operations	(75,882)	(31,138)	(605,372)	29,797	(682,595)

Income (Loss) on Discontinued Operations, net of Income Taxes	(22,881)	100,104	(15,661)	—	61,562

Net Income/(Loss)	$(98,763)	$68,966	$(621,033)	$29,797	$(621,033)

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended June 30, 2003
Predecessor Company
(Unaudited)

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
	(In thousands)
Operating Revenues
Revenues from majority-owned operations	$297,161	$131,345	$13,663	$(570)	$441,599

Operating Costs and Expenses
Cost of majority-owned operations	286,838	86,403	9,174	(570)	381,845
Depreciation and amortization	38,420	20,951	4,397	—	63,768
General, administrative and development	10,301	15,290	13,556	—	39,147
Reorganization items	1,452	—	4,882	—	6,334
Restructuring and impairment charges	225,295	(107)	44,443	—	269,631

Total operating costs and expenses	562,306	122,537	76,452	(570)	760,725

Operating Income/(Loss)	(265,145)	8,808	(62,789)	—	(319,126)

Other Income (Expense)

Equity in earnings of consolidated subsidiaries	(121,396)	1,476	(408,376)	528,296	—
Equity in earnings/(losses) of unconsolidated affiliates	38,647	8,705	(495)	—	46,857
Write downs and gains/(losses) on sales of equity method investments	2,196	(134,632)	—	—	(132,436)
Other income, net	1,416	4,003	(11,530)	(1,842)	(7,953)
Interest expense	(35,066)	(42,468)	(16,395)	1,842	(92,087)

Total other income (expense)	(114,203)	(162,916)	(436,796)	528,296	(185,619)

Loss From Continuing Operations Before Income Taxes	(379,348)	(154,108)	(499,585)	528,296	(504,745)
Income Tax Expense (Benefit)	(95,557)	(2,447)	102,309	—	4,305

Loss From Continuing Operations	(283,791)	(151,661)	(601,894)	528,296	(509,050)

Income (Loss) on Discontinued Operations, net of Income Taxes	3,056	(95,900)	(6,507)	—	(99,351)

Net Loss	$(280,735)	$(247,561)	$(608,401)	$528,296	$(608,401)

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets
at December 31, 2003
Reorganized NRG

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Consolidated Balance
			(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$295,509	$160,434	$95,280	$—	$551,223
Restricted cash	4,298	111,769	—	—	116,067
Accounts receivable-trade, net	120,411	68,151	13,359	—	201,921
Xcel Energy settlement receivable	—	—	640,000	—	640,000
Current portion of notes receivable — affiliates	—	—	31,170	(30,970)	200
Current portion of notes receivable	—	64,854	287	—	65,141
Inventory	164,853	28,839	1,234	—	194,926
Derivative instruments valuation	772	—	—	—	772
Prepayments and other current assets	86,671	58,200	78,263	(956)	222,178
Current deferred income taxes	—	2,998	—	(1,148)	1,850
Current assets — discontinued operations	—	119,561	—	—	119,561

Total current assets	672,514	614,806	859,593	(33,074)	2,113,839

Property, Plant and Equipment
In service	2,288,280	1,562,048	35,137	—	3,885,465
Under construction	20,600	118,433	138	—	139,171

Total property, plant and equipment	2,308,880	1,680,481	35,275	—	4,024,636
Less accumulated depreciation	(7,118)	(3,923)	(759)	—	(11,800)

Net property, plant and equipment	2,301,762	1,676,558	34,516	—	4,012,836
Other Assets
Investment in subsidiaries	626,979	—	4,090,996	(4,717,975)	—
Equity investments in affiliates	403,606	322,279	12,113	—	737,998
Notes receivable, less current portion — affiliates	389,257	120,733	—	(379,838)	130,152
Notes receivable, less current portion	5,678	684,489	1,277	—	691,444
Intangible assets, net	411,540	20,821	—	—	432,361
Debt issuance costs, net	—	—	74,337	—	74,337
Derivative instruments valuation	—	59,907	—	—	59,907
Non-current deferred income tax	58,586	—	—	(58,586)	—
Funded letter of credit	—	—	250,000	—	250,000
Other assets	36,029	30,612	56,504	—	123,145
Non-current assets — discontinued operations	—	618,968	—	—	618,968

Total other assets	1,931,675	1,857,809	4,485,227	(5,156,399)	3,118,312

Total Assets	$4,905,951	$4,149,173	$5,379,336	$(5,189,473)	$9,244,987

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Balance Sheets — (Continued)
at December 31, 2003
Reorganized NRG

	Guarantor	Non- Guarantor	NRG Energy, Inc.	Eliminations
	Subsidiaries	Subsidiaries	(Note Issuer)	(1)	Consolidated Balance
			(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$30,121	$790,078	$12,000	$(30,970)	$801,229
Short-term debt	—	19,019	—	—	19,019
Accounts payable — trade	39,378	104,916	14,389	—	158,683
Accounts payable — affiliates	333,722	(217,207)	(102,094)	(7,368)	7,053
Accrued taxes	—	—	(74)	16,169	16,095
Accrued property, sales and other taxes	7,232	13,156	1,934	—	22,322
Accrued salaries, benefits and related costs	9,295	8,949	1,087	—	19,331
Accrued interest	2,557	2,880	4,501	(956)	8,982
Derivative instruments valuation	429	—	—	—	429
Creditor pool obligation	—	—	540,000	—	540,000
Other bankruptcy settlement	—	220,000	—	—	220,000
Current deferred income tax	509	—	—	(509)	—
Other current liabilities	70,251	13,639	18,971	—	102,861
Current liabilities — discontinued operations	—	110,177	—	—	110,177

Total current liabilities	493,494	1,065,607	490,714	(23,634)	2,026,181

Other Liabilities
Long-term debt and capital leases	10,999	1,333,931	2,446,690	(463,838)	3,327,782
Deferred income taxes	—	152,392	(22,514)	19,615	149,493
Postretirement and other benefit obligations	80,720	13,425	11,801	—	105,946
Derivative instruments valuation	—	153,503	—	—	153,503
Other long-term obligations	399,353	66,196	15,389	—	480,938
Non-current liabilities — discontinued operations	—	558,884	—	—	558,884

Total non-current liabilities	491,072	2,278,331	2,451,366	(444,223)	4,776,546

Total Liabilities	984,566	3,343,938	2,942,080	(467,857)	6,802,727

Minority Interest	—	5,004	—	—	5,004
Commitments and Contingencies
Stockholders’ Equity	3,921,385	800,231	2,437,256	(4,721,616)	2,437,256

Total Liabilities and Stockholders’ Equity	$4,905,951	$4,149,173	$5,379,336	$(5,189,473)	$9,244,987

(1) All significant intercompany transactions have been eliminated in consolidation.

NRG Energy, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2003
Predecessor Company
(Unaudited)

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
			(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$(98,763)	$68,966	$(621,033)	$29,797	$(621,033)
Adjustments to reconcile net income/(loss) to net cash provided (used) by operating activities
Distributions in excess of (less than) equity in earnings of unconsolidated affiliates	(108,670)	(21,602)	136,126	(29,797)	(23,943)
Depreciation and amortization	75,020	62,446	7,755	—	145,221
Amortization of debt issuance costs	2,095	5,047	3,948	—	11,090
Deferred income taxes	(132,854)	3,966	134,322	31,091	36,525
Non-cash contribution from members-current taxes	24,558	(38,008)		13,450	—
Minority interest	—	466	—	—	466
Unrealized (gains)/losses on derivatives	(29,524)	(5,576)	52,896	—	17,796
Asset impairment	245,437	101,344	1,132	—	347,913
Write downs and losses on sales of equity method investments	11,313	134,951	2,577	—	148,841
(Gain)/loss on sale of discontinued operations	2,224	(245,633)	24,873	—	(218,536)
Cash provided (used) by changes in certain working capital items, net of acquisition affects
Accounts receivable	35,646	16,806	(96,060)	—	(43,608)
Accrued taxes	—	—	25,938	(44,541)	(18,603)
Inventory	14,413	(3,474)	2,611	—	13,550
Prepayments and other current assets	(77,604)	17,599	(14,257)	—	(74,262)
Accounts payable	102,070	(12,954)	174,990	—	264,106
Accounts payable — affiliates	99,780	(157,343)	62,351	—	4,788
Accrued property, sales and other taxes	2,126	3,264	8	—	5,398
Accrued salaries, benefits and related costs	5,963	(2,953)	(6,779)	—	(3,769)
Accrued interest	(35,309)	43,244	118,643	—	126,578
Other current liabilities	5,596	16,782	(139,733)	—	(117,355)
Cash (provided)/used by changes in other assets and liabilities	(16,881)	11,884	27,866	—	22,869

Net Cash Provided (Used) by Operating Activities	126,636	(778)	(101,826)	—	24,032

Cash Flows from Investing Activities
Proceeds on sale of equity method investments	—	89,223	—	—	89,223

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (1)	Consolidated Balance
			(In thousands)
Investment in subsidiaries	—	—	135,252	(135,252)	—
Investments in equity method investments and projects	(250)	(119)	—	—	(369)
Decrease in note receivable, net	78,855	7,784	6	(77,240)	9,405
Capital expenditures	(10,953)	(45,041)	(611)	—	(56,605)
Increase in restricted cash and trust funds	(4,366)	(9,771)	—	—	(14,137)

Net Cash Provided by Investing Activities	63,286	42,076	134,647	(212,492)	27,517

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt, net	—	5,342	—	—	5,342
Deferred debt issuance costs	(7,428)	(46)	—	—	(7,474)
Capital contributions from parent	(135,252)	—	—	135,252	—
Principal payments on short and long-term debt	(3,106)	(105,524)	—	77,240	(31,390)

Net Cash Used by Financing Activities	(145,786)	(100,228)	—	212,492	(33,522)

Change in Cash from Discontinued Operations	—	24,062	—	—	24,062
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,287	(95,450)	—	—	(93,163)

Net Increase (Decrease) in Cash and Cash Equivalents	46,423	(130,318)	32,821	—	(51,074)
Cash and Cash Equivalents at Beginning of Period	63,403	228,135	69,322	—	360,860

Cash and Cash Equivalents at End of Period	$109,826	$97,817	$102,143	$—	$309,786

(1) All significant intercompany transactions have been eliminated in consolidation.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.2	Amended and Restated By-laws.(2)

14	Code of Conduct. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certification of Chief Executive Officer, Chief Financial Officer and Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)

99.1	Financial Statements of Louisiana Generating LLC for the six months ended June 30, 2004.(1)

99.2	Financial Statements of NRG Northeast Generating LLC for the six months ended June 30, 2004.(1)

99.3	Financial Statements of Indian River Power LLC for the six months ended June 30, 2004.(1)

99.4	Financial Statements of NRG MidAtlantic Generating LLC for the six months ended June 30, 2004.(1)

99.5	Financial Statements of NRG South Central Generating LLC for the six months ended June 30, 2004.(1)

99.6	Financial Statements of NRG Eastern LLC for the six months ended June 30, 2004.(1)

99.7	Financial Statements of Northeast Generation Holding LLC for the six months ended June 30, 2004.(1)

99.8	Financial Statements of NRG International LLC for the six months ended June 30, 2004.(1)

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004.

(b)	Reports on Form 8-K:

NRG Energy filed or furnished reports on Form 8-K on the following dates during the quarter ended June 30, 2004:

Form 8-K, filed on May 3, 2004, to provide information under Item 7 regarding an amendment to the credit agreement dated as of December 23, 2003.

Form 8-K, filed on May 3, 2004, to provide information under Item 4 that PricewaterhouseCoopers LLP would decline to stand for re-election as the company's independent auditors.

Form 8-K, filed on May 3, 2004, to provide information under Item 5 that we initiated a search for a new independent auditor.

Form 8-K, filed on May 7, 2004, to provide under Item 5 notice of our entering into an agreement to sell our interest in a generating plant located in Batesville, Mississippi.

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

NRG ENERGY, INC. (Registrant)
/s/ DAVID CRANE
David Crane,
Chief Executive Officer

Date: November 2, 2004

EXHIBIT INDEX

3.2	Amended and Restated By-Laws. (2)

14	Code of Conduct. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certification of Chief Executive Officer, Chief Financial Officer and Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)

99.1	Financial Statements of Louisiana Generating LLC for the six months ended June 30, 2004.(1)

99.2	Financial Statements of NRG Northeast Generating LLC for the six months ended June 30, 2004.(1)

99.3	Financial Statements of Indian River Power LLC for the six months ended June 30, 2004.(1)

99.4	Financial Statements of NRG MidAtlantic Generating LLC for the six months ended June 30, 2004.(1)

99.5	Financial Statements of NRG South Central Generating LLC for the six months ended June 30, 2004.(1)

99.6	Financial Statements of NRG Eastern LLC for the six months ended June 30, 2004.(1)

99.7	Financial Statements of Northeast Generation Holding LLC for the six months ended June 30, 2004.(1)

99.8	Financial Statements of NRG International LLC for the six months ended June 30, 2004.(1)

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004.