Form 10-K/A
period 2003-12-31
NRG ENERGY, INC.
filed 2004-12-07
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

Amendment No. 3

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission File No. 001-15891

NRG Energy, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	41-1724239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
211 Carnegie Center Princeton, New Jersey	08540 (Zip Code)
(Address of principal executive offices)

(609) 524-4500

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 3, 2004

Common Stock, par value $0.01 per share	100,008,053

Documents Incorporated by Reference:

None

NRG ENERGY, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART II
Item 6	Selected Financial Data	2
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
PART IV
Item 15	Exhibits, Financial Statements Schedules and Reports on Form 8-K	37
Signatures		165
Consent of PricewaterhouseCoopers LLP
Rule 13a-14(a)/15d-14(a) Certification of David Crane
Rule 13a-14(a)/15d-14(a) Certification of Robert Flexon
Rule 13a-14(a)/15d-14(a) Certificaion of James Ingoldsby
Section 1350 Certification

      We are reissuing our audited financial statements for the year ended December 31, 2003 as Amendment No. 3 on Form 10-K/A. The updated information includes 2004 discontinued operations as described in Note 6. Discontinued operations have been updated to include four NEO Corporation projects (NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC). These are in addition to the entities included in Amendment No. 2, filed on November 3, 2004, which relate to the sale of our interests in Penobscot Energy Recovery Company, Compania Boliviana De Energia Electrica S.A. — Bolivian Power Company Limited, LSP Energy and Hsin Yu.

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

						Reorganized
	Predecessor Company					NRG

	Year Ended December 31,				January 1 -	December 6 -
					December 5,	December 31,
	1999	2000	2001	2002	2003	2003

	(In thousands, except per share amounts)
Revenues from majority-owned operations	$418,590	$1,664,980	$2,085,350	$1,938,293	$1,798,387	$138,490
Legal settlement	—	—	—	—	462,631	—
Fresh start reporting
Adjustments	—	—	—	—	(4,118,636)	—
Reorganization, restructuring and impairment charges	—	—	—	2,563,060	435,400	2,461
Total operating costs and Expenses	368,714	1,308,589	1,703,531	4,321,385	(1,475,523)	122,328
Write downs and losses on equity method investments	—	—	—	(200,472)	(147,124)	—
Income/(loss) from continuing operations	52,960	149,729	210,502	(2,788,452)	2,949,078	11,405
Income/(loss) from discontinued operations, net	4,235	33,206	54,702	(675,830)	(182,633)	(380)
Net income/(loss)	57,195	182,935	265,204	(3,464,282)	2,766,445	11,025
Net income per weighted Average share—basic						$.11
Net income per weighted Average share—diluted						$.11
Total assets	3,435,304	5,986,401	12,922,385	10,896,851	N/A	9,244,987
Long-term debt, including current maturities	$1,705,634	$3,194,322	$6,857,055	$7,782,648	N/A	$4,129,011

N/A — Not Applicable.

      The following table provides the detail of our revenues from majority-owned operations:

						Reorganized
	Predecessor Company					NRG

	Year Ended December 31,				January 1 -	December 6 -
					December 5,	December 31,
	1999	2000	2001	2002	2003	2003

	(In thousands, except per share amounts)
Energy and energy related	$3,292	$1,091,115	$1,376,044	$1,183,514	$992,626	$78,018
Capacity	4,288	405,697	490,315	553,321	565,965	39,955
Alternative energy	83,343	92,671	161,845	97,712	115,911	12,064
O&M Fees	9,502	10,073	15,789	14,413	12,942	1,135
Other	318,165	65,424	41,357	89,333	110,943	7,318

Total revenues from majority-owned operations	$418,590	$1,664,980	$2,085,350	$1,938,293	$1,798,387	$138,490

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

      Discontinued Operations. We have classified certain business operations, and gains/ losses recognized on sale, as discontinued operations for projects that were sold or have met the required criteria for such classification pending final disposition. Accounting regulations require that continuing operations are reported separately in the income statement from discontinued operations, and that any gain or loss on the disposition of any such business be reported along with the operating results of such business. Assets classified as “discontinued operations” on our balance sheet as of December 31, 2003 include McClain, Penobscot Energy

Recovery Company (PERC), Compania Boliviana De Energia Electrica S.A. Bolivian Power Company Limited, or “Cobee”, LSP Energy, Hsin Yu and four NEO Corporation projects (NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC). For the periods January 1, 2003 through December 5, 2003, discontinued results of operations include our McClain, PERC, Cobee, Killingholme, NEO Landfill Gas, Inc., or “NLGI”, seven NEO Corporation projects (NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC, NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC), Timber Energy Resources, Inc., or “TERI”, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu projects. For the period December 6, 2003 through December 31, 2003, discontinued results of operations included McClain, PERC, Cobee, LSP Energy, Hsin Yu and four NEO Corporation projects (NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC). All prior periods presented have been restated accordingly.

      The following table summarizes our discontinued operations for all periods presented in our consolidated financial statements:

Discontinued Operations

Initial
Discontinued Operations
Projects	Treatment	Disposal Date

Bulo Bulo	Second Quarter 2002	Fourth Quarter 2002
Crockett Cogeneration Project	Third Quarter 2002	Fourth Quarter 2002
Csepel and Entrade	Third Quarter 2002	Fourth Quarter 2002
Killingholme	Fourth Quarter 2002	First Quarter 2003
NLGI	Second Quarter 2003	Second Quarter 2003
NEO Corp. projects (NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC)	Fourth Quarter 2003	Fourth Quarter 2003
TERI	Third Quarter 2003	Third Quarter 2003
Cahua and Pacasmayo	Fourth Quarter 2003	Fourth Quarter 2003
McClain	Third Quarter 2003	Third Quarter 2004
PERC	First Quarter 2004	Second Quarter 2004
Cobee	First Quarter 2004	Second Quarter 2004
LSP Energy	Second Quarter 2004	Third Quarter 2004
Hsin Yu	Second Quarter 2004	Second Quarter 2004
NEO Corp. projects (NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC)	Third Quarter 2004	Third Quarter 2004

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

	Predecessor Company			Reorganized NRG

			For the Period	For the Period
	Year Ended December 31,		January 1 -	December 6 -
			December 5,	December 31,
	2001	2002	2003	2003	Total 2003

	(In thousands)
Revenues from majority-owned operations	$2,085,350	$1,938,293	$1,798,387	$138,490	$1,936,877
Cost of majority-owned operations	1,375,390	1,332,446	1,355,909	95,541	1,451,450
General, administrative and development	187,165	218,852	170,330	12,518	182,848

      Reorganized NRG’s net loss, equity in earnings of unconsolidated affiliates, depreciation and amortization, other income (expense), other charges, income taxes and discontinued operations were affected by the adoption of Fresh Start. Therefore, the Predecessor Company’s 2003 and the Reorganized NRG’s 2003 amounts are discussed separately for comparison and analysis purposes herein.

				Reorganized
	Predecessor Company			NRG

			For the Period	For the Period
	Year Ended December 31		January 1 -	December 6 -
			December 5,	December 31,
	2001	2002	2003	2003

	(In thousands)
Net income/(loss)	$265,204	$(3,464,282)	$2,766,445	$11,025
Depreciation and amortization	140,976	207,027	218,843	11,808
Other expense	(131,096)	(572,227)	(286,903)	(5,418)
Other charges/(credits)	—	2,563,060	(3,220,605)	2,461
Income tax expense/(benefit)	40,221	(166,867)	37,929	(661)
Income/(loss) from discontinued operations	54,702	(675,830)	(182,633)	(380)

For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net Income

Predecessor Company

      During the period January 1, 2003 through December 5, 2003, we recorded net income of $2.8 billion. Net income for the period is directly attributable to our emerging from bankruptcy and adopting the Fresh Start provisions of SOP 90-7. Upon the confirmation of our Plan of Reorganization and our emergence from bankruptcy we were able to remove significant amounts of long-term debt and other prepetition obligations from our balance sheet. Accordingly, as part of net income, we recorded a net gain of $3.9 billion (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations) as the impact of our adopting Fresh Start in our statement of operations, $6.0 billion of this amount is directly related to the forgiveness of debt and settlement of substantial amounts of our pre-petition obligations upon our emergence from bankruptcy. In addition to the removal of substantial amounts of pre-petition debt and other obligations from our balance sheet, we have also revalued our assets and liabilities to fair value, accordingly we have substantially written down the value of our fixed assets. We have recorded a net $1.7 billion charge related to the revaluation of our assets and liabilities within the Fresh Start Reporting adjustment line of our consolidated statement of operations. In addition to our recording adjustments related to our emergence from bankruptcy, we also recorded substantial charges related to other items such as the settlement of certain outstanding litigation in the amount of $462.6 million, write downs and losses on the sale of equity investments of $147.1 million, advisor cost and legal fees directly attributable to our being in bankruptcy of $197.8 million and $237.6 million of other asset impairment and restructuring costs incurred prior to our filing for bankruptcy. Net income for the period January 1, 2003 through December 5, 2003 was also favorably impacted by our not recording interest expense on substantial amounts of corporate level debt while we were in bankruptcy and by the continued favorable results experienced by our equity investments.

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

Revenues from Majority Owned Operations

      Our operating revenues from majority owned operations were $1.9 billion in 2003, compared to $1.9 billion in the prior year, a decrease of $1.4 million or less than 0.1%.

      Revenues from majority owned operations of $1.9 billion for the year 2003, includes $1.1 billion of energy revenues, $605.9 million of capacity revenues, $128.0 million of alternative energy, $14.1 million of O&M fees and $118.3 million of other revenues which include financial and physical gas sales, sales from our Schkopau facility and NEPOOL expense reimbursements. The decrease of $1.4 million is due to increased capacity revenues resulting from additional projects becoming operational in the later part of 2002, higher sales in New

York, and by our recognizing, as additional revenues, the fair value of the out-of-market CL&P contract upon our emergence from bankruptcy. Offsetting these increases, we continued to recognize losses on the CL&P contract throughout 2003 resulting from higher market prices and lower generation.

Cost of Majority-Owned Operations

      Our cost of majority owned operations related to continuing operations was $1.5 billion in 2003, compared to $1.3 billion for 2002, an increase of $119.0 million or 8.9%. For 2003 and 2002, cost of majority owned operations represented 74.9% and 68.7% of revenues from majority owned operations, respectively. Cost of majority owned operations, consists primarily of cost of energy (primarily fuel costs), labor, operating and maintenance costs and non income based taxes related to our majority owned operations.

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

Depreciation and Amortization

Predecessor Company

      Our depreciation and amortization expense related to continuing operations was $218.8 million for the period January 1, 2003 through December 5, 2003 and $207.0 million for the year ended December 31, 2002. Depreciation and amortization consists of the allocation of our historical depreciable fixed asset costs over the remaining lives of such property as well as the amortization of certain contract based intangible assets.

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

				Reorganized
		Predecessor Company		NRG

			For the Period	For the Period
		Year Ended	January 1 –	December 6 –
		December 31,	December 5,	December 31,
Project Name	Project Status	2002	2003	2003	Fair Value Basis

Devon Power LLC	Operating at a loss	$—	$64,198	$—	Projected cash flows
Middletown Power LLC	Operating at a loss	—	157,323	—	Projected cash flows
Arthur Kill Power, LLC	Terminated construction project	—	9,049	—	Projected cash flows
Langage (UK)	Terminated	42,333	(3,091)	—	Estimated market price/Realized gain
Turbine	Sold	—	(21,910)	—	Realized gain
Berrians Project	Terminated	—	14,310	—	Realized loss
Termo Rio	Terminated	—	6,400	—	Realized loss
Nelson	Terminated	467,523	—	—	Similar asset prices
Pike	Terminated	402,355	—	—	Similar asset prices
Bourbonnais	Terminated	264,640	—	—	Similar asset prices
Meriden	Terminated	144,431	—	—	Similar asset prices
Brazos Valley	Foreclosure completed in January 2003	102,900	—	—	Projected cash flows
Kendall and other expansion Projects	Terminated	55,300	—	—	Projected cash flows
Turbines & other costs	Equipment being marketed	701,573	—	—	Similar asset prices
Audrain	Operating at a loss	66,022	—	—	Projected cash flows
Somerset	Operating at a loss	49,289	—	—	Projected cash flows
Bayou Cove	Operating at a loss	126,528	—	—	Projected cash flows
Other		28,851	2,617	—

Total impairment charges (credits)		$2,451,745	$228,896	$—

Reorganization Items

      For the period from January 1, 2003 to December 5, 2003, we incurred $197.8 million in reorganization costs and for the period from December 6, 2003 to December 31, 2003 we incurred $2.5 million in reorganization costs. All reorganization costs have been incurred since we filed for bankruptcy in May 2003. The following table provides the detail of the types of costs incurred (in thousands):

	Predecessor	Reorganized
	Company	NRG

	For the Period	For the Period
	January 1 –	December 6 –
	December 5,	December 31,
	2003	2003

Reorganization items
Professional fees	$82,186	$2,461
Deferred financing costs	55,374	—
Pre-payment settlement	19,609	—
Interest earned on accumulated cash	(1,059)	—
Contingent equity obligation	41,715	—

Total reorganization items	$197,825	$2,461

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

Fresh Start Adjustments

      During the fourth quarter of 2003, we recorded a net credit of $3.9 billion (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations) in connection with fresh start adjustments as discussed in Item 15 — Note 3. Following is a summary of the significant effects of the reorganization and Fresh Start:

(In millions)
Discharge of corporate level debt	$5,162
Discharge of other liabilities	811
Establishment of creditor pool	(1,040)
Receivable from Xcel	640
Revaluation of fixed assets	(1,392)
Revaluation of equity investments	(207)
Valuation of SO(2) emission credits	374
Valuation of out of market contracts, net	(400)
Fair market valuation of debt	108
Valuation of pension liabilities	(61)
Other valuation adjustments	(100)

Total Fresh Start adjustments	3,895
Less discontinued operations	224

Total Fresh Start adjustments — continuing operations	$4,119

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

Discontinued Operations

      During the first quarter of 2004, we determined that two additional projects had met the necessary criteria for discontinued operations treatment, Penobscot Energy Recovery Company, or “PERC “and Compania Boliviana De Energia Electrica S.A. Bolivian Power Company Limited, or “Cobee” accordingly, all periods presented have been restated to reflect the addition of these projects as discontinued operations.

      During the second quarter of 2004, we determined that two more projects had met the necessary criteria for discontinued operations treatment, LSP Energy and Hsin Yu. Accordingly, all periods presented have been restated to reflect the addition of these projects as discontinued operations.

      During the third quarter of 2004, we determined that four NEO Corporation projects had met the necessary criteria for discontinued operations treatment. Accordingly, all periods presented have been restated to reflect the addition of these projects as discontinued operations.

Predecessor Company

      As of December 5, 2003, we classified as discontinued operations the operations and gains/losses recognized on the sales of projects that were sold or were deemed to have met the required criteria for such classification pending final disposition. For the period January 1, 2003 through December 5, 2003, discontinued operations consist of the historical operations and net gains/losses related to our Killingholme, McClain, PERC, Cobee, NLGI, NEO Corporation projects, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu projects. Discontinued operations for the year ended December 31, 2002 consisted of our Crockett Cogeneration, Entrade, Killingholme, Csepel, Bulo Bulo, McClain, PERC, Cobee, NLGI, NEO Corporation projects, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu projects.

      For the period January 1, 2003 through December 5, 2003, the results of operations related to such discontinued operations was a net loss of $182.6 million due to a loss on the sale of our Peru projects, impairment charges recorded at McClain and NLGI and fresh start adjustments at LSP Energy.

      During 2002 we recognized a loss on discontinued operations of $675.8 million due to asset impairments recorded at Killingholme, NLGI, TERI, LSP Energy and Hsin Yu projects.

Reorganized NRG

      Discontinued operations for the period December 6, 2003 through December 31, 2003 is comprised of a loss of $0.4 million attributable to the on going operations of our McClain, PERC, Cobee, LSP Energy, Hsin Yu and four NEO Corporation projects (NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC).

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

For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net Income/(Loss)

      During the year ended December 31, 2002, we recognized a net loss of $3.5 billion. This loss represented a decrease in earnings of $3.7 billion compared to net income of $265.2 million for the same period in 2001. Our loss from continuing operations was $2.8 billion for the year ended December 31, 2002 compared to net income of $210.5 million from continuing operations for the same period in 2001. The loss from continuing operations incurred during 2002 primarily consists of $2.6 billion of other charges consisting primarily of asset impairments.

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

      Operating results of majority-owned projects that were sold or have met the criteria to be considered as held-for-sale have been classified as discontinued operations. The period ended December 31, 2002, consisted of the historical operations and net gains/losses related to our Crockett Cogeneration, Entrade, Killingholme, Csepel, Bulo Bulo, McClain, PERC, Cobee, NLGI, NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC, NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC, NEO Tajiguas LLC, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu Projects.

      During 2002, we expensed approximately $111.3 million for costs related to our financial restructuring. These costs include expenses for financial and legal advisors, contract termination costs, employee separation and other restructuring activities.

Revenues from Majority-Owned Operations

      Our operating revenues from majority-owned operations were $1.9 billion in 2002 compared to $2.1 billion in the prior year, a decrease of $147.1 million or approximately 7.1%. Revenues from majority-owned operations for the year ended December 31, 2002, consisted primarily of power generation revenues from domestic operations of approximately $1.5 billion in 2002 compared with $1.6 billion in 2001, a decrease of $158.1 million. This decrease in domestic generation revenue is due to reductions in energy and capacity sales and an overall decrease in power pool prices.

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

Operating Costs and Expenses

      For the year ended December 31, 2002, cost of majority-owned operations related to continuing operations was $1.3 billion compared to $1.4 billion for 2001, a decrease of $42.9 million or approximately 3.1%. For the years ended December 31, 2002 and 2001, cost of majority-owned operations represented approximately 68.7% and 66.0% of revenues from majority-owned operations, respectively. Cost of majority-owned operations consists primarily of cost of energy (primarily fuel costs), labor, operating and maintenance costs and non-income based taxes related to our majority-owned operations.

      For the year ended December 31, 2002, cost of energy was $900.9 million compared to $971.4 million for the year ended December 31, 2001. This represents a decrease of $70.5 million or 7.3%. As a percent of revenue from majority-owned operations cost of energy was 46.5% and 46.6% for the years ended December 31, 2002 and 2001, respectively.

      For the year ended December 31, 2002, operating and maintenance costs were $359.8 million compared to $319.5 million for the year ended December 31, 2001. This represents an increase of $40.3 million or 12.6%. As a percent of revenue from majority-owned operations, operating and maintenance costs represented 18.6% and 15.3%, for the years ended December 31, 2002 and 2001, respectively. The increase in operating and maintenance expense is primarily due to a full year of expense in 2002 related to assets acquired during 2001.

Depreciation and Amortization

      For the year ended December 31, 2002, depreciation and amortization related to continuing operations was $207.0 million, compared to $141.0 million for the year ended December 31, 2001, an increase of

$66.0 million or approximately 46.8%. This increase is primarily due to the addition of property, plant and equipment related to our acquisitions of electric generating facilities completed during 2002.

General, Administrative and Development

      For the year ended December 31, 2002, general, administrative and development costs were $218.9 million, compared to $187.2 million for the year ended December 31, 2001, an increase of $31.7 million or approximately 16.9%. For the year ended December 31, 2002 and 2001, general, administrative and development costs represent 11.3% and 9.0% of revenues from majority-owned operations, respectively. This increase is primarily due to an increase in bad debt expense. Additionally there was an increase in other general administrative expenses due to 2001 acquisitions and newly constructed facilities coming on line. These increases were partially offset by decreases in business development expenses and other reductions to costs previously incurred to support international and expanded operations.

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

Income Tax

      Income tax benefit/expense for the year ended December 31, 2002 was a tax benefit of $166.9 million as compared to a tax expense of $40.2 million for the year ended December 31, 2001. The income tax benefit for the year ended December 31, 2002 was primarily due to the increase in deferred tax assets relating to impairments recognized for financial reporting purposes. A valuation allowance was increased limiting the recognition of deferred tax assets to the extent of previously recorded deferred tax liabilities. The income tax expense for the year ended December 31, 2001 was primarily due to U.S. and foreign operating earnings reduced by tax credits of $35.0 million.

      For 2002, income taxes were recorded on the basis that Xcel Energy would not include us in its consolidated federal income tax return following Xcel Energy’s acquisition of our public shares on June 3, 2002. Since Xcel Energy did not include us in its consolidated federal income tax return, we and each of our U.S. subsidiaries that is classified as a corporation for U.S. income tax purposes must file separate federal income tax returns. It is uncertain if, on a stand-alone basis, we will be able to fully realize deferred tax assets related to net operating losses and other temporary differences, consequently, a valuation allowance of $1.2 billion was recorded as of December 31, 2002.

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

Discontinued Operations

      Subsequent to December 31, 2002, we determined that additional projects had met the necessary criteria for discontinued operations treatment, McClain, PERC, Cobee, NLGI, NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC, NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC, NEO Tajiguas LLC, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu. Accordingly, we have restated all periods presented to reflect the addition of these projects as discontinued operations.

      As of December 31, 2002, we classified the operations and gains/losses recognized on the sales of certain entities as discontinued operations. Discontinued operations consist of the historical operations and net gains/losses related to our Crockett Cogeneration, Entrade, Killingholme, Csepel, Bulo Bulo, McClain, PERC, Cobee, NLGI, NEO Fort Smith LLC, NEO Woodville LLC, NEO Phoenix LLC, NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC, NEO Tajiguas LLC, TERI, Cahua, Energia Pacasmayo, LSP Energy and Hsin Yu that were sold in 2002 or were deemed to have met the required criteria for such classification pending final disposition. For 2002, the results of operations related to such discontinued operations was a net loss of $675.8 million as compared to a gain of $54.7 million for the same period in 2001. The primary reason for the loss recognized in 2002 is due to asset impairments recorded at Killingholme, TERI, NLGI, LSP Energy and Hsin Yu.

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

      For financial reporting purposes, the close of business on December 5, 2003, represents the date of emergence from bankruptcy. As used herein, the following terms refer to the Company and its operations:

“Predecessor Company”	The Company, pre-emergence from bankruptcy The Company’s operations, January 1, 2001 – December 5, 2003
“Reorganized NRG”	The Company, post-emergence from bankruptcy The Company’s operations, December 6, 2003 – December 31, 2003

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

      Under the requirements of Fresh Start, we have adjusted our assets and liabilities, other than deferred income taxes, to their estimated fair values as of December 5, 2003. As a result of marking our assets and liabilities to their estimated fair values, we determined that there was no excess reorganization value that was reallocated back to our tangible and intangible assets. Deferred taxes were determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” The net effect of all Fresh Start adjustments resulted in a gain of $3.9 billion (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations), which is reflected in the Predecessor Company’s results of operations for the period January 1, 2003 through December 5, 2003. The application of the Fresh Start provisions of SOP 90-7 created a new reporting entity having no retained earnings or accumulated deficit.

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

      We recorded approximately $3.9 billion of net reorganization income (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations) in the Predecessor Company’s statement of operations for 2003, which includes the gain on the restructuring of equity and the discharge of obligations subject to compromise for less than recorded amounts, as well as adjustments to the historical carrying values of our assets and liabilities to fair market value.

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

	Predecessor											Reorganized
	Company	Debt Discharge										NRG
	December 5,	and Exchange of										December 6,
	2003	Stock		Fresh Start Adjustments						Consolidation		2003

	(In thousands)
Current Assets
Cash and cash equivalents	$396,018	$(1,728	)(B)	$			$			$1,692	(T)	$395,982
Restricted cash	489,383	1,732	(B)							1,932	(T)	493,047
Accounts receivable — trade	208,677				(2	)(B)		3,627	(J)	1,177	(T)	213,479
Accounts receivable — affiliates	41,259				819	(B)		(42,078	)(J)			—
Xcel Energy settlement receivable		640,000	(A)									640,000
Current portion of notes receivable	66,628											66,628
Inventory	233,185				(25,945	)(K)		(11,004	)(L)			196,236
Derivative instruments valuation	161											161
Prepayments and other current assets	156,785	(25,855	)(B)		(7,309	)(M)		85,873	(J)	1,047	(T)	210,541
Current assets — discontinued operations	126,188				(1,241	)(K)		1,629	(J)			126,576

Total current assets	1,718,284	614,149			(33,678)			38,047		5,848		2,342,650

Property, Plant and Equipment
Net property, plant and equipment	5,247,375				(1,153,101	)(I)		(132,128	)(J)	46,652	(T)	4,008,798

	Predecessor									Reorganized
	Company	Debt Discharge								NRG
	December 5,	and Exchange of								December 6,
	2003	Stock		Fresh Start Adjustments				Consolidation		2003

	(In thousands)
Other Assets
Equity investments in affiliates	956,757			(216,029	)(C)	14	(J)	(6,880	)(T)	733,862
Notes receivable, less current portion — affiliates	164,987			(39,336	)(P)					125,651
Notes receivable, less current portion	752,847	(155,477	)(D)	77,862	(P)			(301	)(T)	674,931
Decommissioning fund investments	4,787									4,787
Intangible assets, net	70,275			437,222	(O)	(22,829	)(I)			484,668
Debt issuance cost, net	67,045			(67,045	)(P)					—
Derivative instruments valuation	66,442									66,442
Other assets, net	14,122			(37,891	)(P)	98,857	(J)	2,170	(T)	108,744
						31,486	(J)
Non-current assets — discontinued operations	826,715			(209,919	)(P)					616,796

Total other assets	2,923,977	(155,477)		(55,136)		107,528		(5,011)		2,815,881

Total Assets	$9,889,636	$458,672		$(1,241,915)		$13,447		$47,489		$9,167,329

Current Liabilities
Current portion of long-term debt	$1,433,551	$(155,477	)(D)	$(89,182	)(P)	$1,307,249	(Q)	$613	(T)	$2,496,754
Short-term debt				18,645	(P)					18,645
Accounts payable — trade	299,340	(101,632	)(E)	(805	)(N)	5,499	(J)			202,402
Accounts payable — affiliates	17,834	(2,308	)(B)	(5,192	)(N)	2,995	(J)	36	(T)	13,365
Accrued income tax	19,303			(7,127	)(M)	4,255	(J)			16,431
Accrued property, sales and other taxes	30,180			(5,942	)(B)	3,556	(J)			27,794
Accrued salaries, benefits and related costs	14,194					2,519	(J)	5	(T)	16,718
Accrued interest	76,485	(2,464	)(B)			1,631	(J)	121	(T)	75,773
Derivative instruments valuation	95									95
Creditor pool obligation		1,040,000	(F)							1,040,000
Other bankruptcy settlement		220,000	(F)							220,000
Other current liabilities	135,274	57	(F)	11,800	(O)	(10,770	)(J)	413	(T)	136,774
Current liabilities — discontinued operations	164,362			(51,679	)(J)	6	(J)			112,689

Total Current Liabilities	2,190,618	998,176		(129,482)		1,316,940		1,188		4,377,440

Other Liabilities
Long-term debt	849,192	10,000	(G)	(21,869	)(P)	303	(J)	42,060	(T)	879,686
Deferred income taxes	146,120			(13,973	)(M)	12,541	(J)			144,688
Postretirement and other benefit obligations	44,601	(1,118	)(B)	64,067	(R)	(2,838	)(J)			104,712
Derivative instruments valuation	53,082					102,627	(J)			155,709
Other long-term obligations	146,761	763	(B)	488,218	(O)	(99,060	)(J)			536,682
Non-current liabilities — Discontinued operations	558,194			1,366	(M)					559,560

Total non-current liabilities	1,797,950	9,645		517,809		13,573		42,060		2,381,037

Total liabilities not subject to compromise	3,988,568	1,007,821		388,327		1,330,513		43,248		6,758,477

Total liabilities subject to compromise	7,658,071	(6,278,547	)(H)	(1,367	)(J)	(1,378,157	)(Q)			—

Total liabilities	11,646,639	(5,270,726)		386,960		(47,644)		43,248		6,758,477
Stockholders’ Equity/(Deficit) Minority interest	611							4,241	(T)	4,852

	Predecessor								Reorganized
	Company	Debt Discharge							NRG
	December 5,	and Exchange of							December 6,
	2003	Stock		Fresh Start Adjustments				Consolidation	2003

	(In thousands)
Commitments and Contingencies
Class A — Common stock; $.01 par value; 100 shares authorized in 2002; 3 shares issued and outstanding at December 31, 2002	1	(1	)(S)						—
Common stock; $.01 par value; 100 authorized in 2002; 1 share issued and outstanding at December 31, 2002	—								—
Common stock; $.01 par value; 500,000,000 authorized in 2003; 100,000,000 shares issued and outstanding at December 6, 2003	—	1,000	(H)						1,000
Additional paid-in capital	2,227,691	2,403,000	(H)	(2,227,691	)(S)				2,403,000
Retained earnings/(deficit)	(3,986,739)			3,924,215	(S)	62,524	(S)		—
Accumulated other comprehensive income	1,433					(1,433	)(S)		—

Total Stockholders’ equity/ (deficit)	(1,757,614)	2,403,999		1,696,524		61,091			2,404,000

Total Liabilities and Stockholders’ Equity/ (Deficit)	$9,889,636	$(2,866,727)		$2,083,484		$13,447		$47,489	$9,167,329

(A)	Represents a $640.0 million receivable from Xcel Energy that relates to the Xcel Energy Settlement Agreement. $288.0 million was paid on February 20, 2004 in cash and $352.0 million will be paid on April 30, 2004.

(B)	Adjustments to assets and liabilities resulting from the NRG Energy bankruptcy settlement.

(C)	Includes the adjustment of carrying amount of Investments in Projects to fair market value as determined by independent appraisers.

(D)	The NRG Energy bankruptcy settlement included the liquidation of NRG FinCo. As a result, the NRG FinCo creditors obtained a perfected first priority security interest in all of LSP Pike Energy LLC assets, making the Mississippi Industrial Revenue Bonds owed by LSP Pike Energy LLC worthless.

(E)	Includes $103.0 million discharge of obligations related to LSP Pike Energy LLC settlement with Shaw Constructors, Inc.

(F)	Includes the establishment of a creditor’s pool and the FinCo lender settlement (in millions):

Creditor installment payments	$515.0
Establishment of Plan of reorganization liability	500.0
Contingency payment	25.0
FinCo lender settlement (see Note 24)	220.0

Total other current liabilities	$1,260.0

(G)	Represents NRG Energy Promissory Note owed to Xcel Energy, due June 5, 2006 with a stated interest rate of 3.0%

(H)	Represents the elimination of approximately $5.2 billion of corporate level bank and bond debt and approximately $1.1 billion of additional claims and disputes by distributing a combination of equity and up to $1.04 billion in cash among our unsecured creditors. Upon reorganization we issued 100 million shares of NRG common stock at $24.04 per share.

(I)	Result of allocating the reorganization value in conformity with the purchase method of accounting for business combinations. These allocations were based on valuations obtained from independent appraisers.

(J)	Adoption of Fresh Start Reporting and reinstatement of miscellaneous liabilities subject to compromise.

(K)	Accounting policy change upon adoption of fresh start reporting. Consumables are no longer included as inventory and are expensed as incurred.

(L)	Accounting policy change upon adoption of fresh start reporting. Capital spares were reclassified from inventory to Property Plant and Equipment.

(M)	Records income taxes of the Company based on the guidance provided in the Statement of Financial Accounting Standards No. 109 and SOP 90-7.

(N)	Adjust assets and liabilities to reflect management’s estimate, with the assistance of independent specialists, of the fair value.

(O)	Reflects management’s estimate, with the assistance of independent appraisers, of the fair value of power purchase agreements and SO(2) emission credits. Management identified certain power purchase agreements that were either significantly valuable or significantly burdensome as compared to our market expectations. The predecessor goodwill and intangibles were written off. Our guarantees were reviewed for the requirement to recognize a liability at inception. As a result, we recorded a $15.0 million liability. In addition, our Asset Retirement Obligation or “ARO” was revalued.

(In millions)
SO(2) emission credits	$373.5
Valuable contracts	111.2
Predecessor intangible	(47.5)

Total intangible	$437.2

Burdensome contracts	$15.1
Other valuations adjustments	(3.3)

Total other current liabilities	$11.8

Burdensome contracts	$467.2
Other valuations adjustments	21.0

Total other long-term obligations	$488.2

(P)	Reflects management’s estimate, based on current market interest rates as of December 5, 2003, of the fair value of notes receivable, notes payable and other debt instruments.

(Q)	Reclassification of subject to compromise liabilities due to emergence from bankruptcy consists primarily of the debt held at our Northeast and South Central subsidiaries of $1.3 billion. The remaining amounts were reclassified to current liabilities.

(R)	Adjustment to post-retirement and other benefit obligations in order to reflect the accumulated benefit obligation liability based on independent actuarial reports. The pension and welfare plans were assumed from Xcel Energy without the transfer of assets.

(S)	Reflects the cancellation of the Predecessor Company’s common stock and the elimination of the retained deficit and the accumulated other comprehensive loss.

(T)	As required by SOP 90-7, we have adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” or “FIN 46,” as of the adoption of Fresh Start. The adoption of FIN 46 resulted in the consolidation of Northbrook New York, LLC and Northbrook Energy, LLC.

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

	Predecessor Company			Reorganized NRG

			For the Period	For the Period
	Year Ended December 31,		January 1 —	December 6 —
			December 5,	December 31,
	2001	2002	2003	2003

	(In thousands)
Net cash provided (used) by operating activities	$276,014	$430,042	$238,509	$(588,875)
Net cash (used) provided by investing activities	(4,335,641)	(1,681,467)	(185,679)	363,372
Net cash provided (used) by financing activities	4,153,546	1,449,330	(29,944)	393,273

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

      Upon completion of the refinancing transactions, we, among other things: (i) repaid the Northeast Generating LLC Notes, or “Northeast Notes”, the South Central Generating LLC Notes, or “South Central Notes”, and the Mid-Atlantic Generating LLC Obligations; (ii) paid a settlement amount associated with the repayment of the Northeast Notes and the South Central Notes; (iii) paid $500.0 million in lieu of 10% NRG Energy senior notes to former unsecured creditors pursuant to the NRG plan of reorganization, the “POR Notes”, (see the discussion of Senior Securities under Item 15 — Note 17 to the Consolidated Financial Statements); (iv) pre-funded a letter of credit sub-facility under the New Credit Facility in the amount of $250.0 million; and (v) paid fees and expenses related to the offering of notes and the New Credit Facility in the amount of $74.8 million.

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

      Principal on short-term debt, long-term debt and capital leases as of December 31, 2003 are due and payable in the following periods (in thousands):

Subsidiary/Description	Total	2004	2005	2006	2007	2008	Thereafter

$250 Million Revolver Due Dec 2007	$—	$—	$—	$—	$—	$—	$—
Xcel Energy Note	10,000	—	—	10,000		—	—
Credit Facility Due June 2010	1,200,000	12,000	12,000	12,000	12,000	12,000	1,140,000
8% Senior Secured Notes due Dec. 2013	1,250,000	—	—	—	—	—	1,250,000
MEC Corp.	126,279	7,329	7,876	8,465	9,097	9,777	83,735
NRG Peaker Finance Co LLC	311,373	311,373	—	—	—	—	—
LSP — Kendall Energy	487,013	487,013	—	—	—	—	—
Flinders Power Finance Pty	187,668	—	9,292	12,436	13,538	14,737	137,665
Pittsburgh Thermal LP	1,550	1,550	—	—	—	—	—
San Francisco Thermal LP	860	729	31	34	37	29	—
Meridan	500	500	—	—	—	—	—
Camas Pwr BLR LP Bank facility	8,628	2,352	2,443	2,533	1,300	—	—
Camas Pwr BLR LP Bonds	5,765	1,290	1,385	1,485	1,605	—	—
Northbrook New York	17,199	300	500	600	700	800	14,299
Northbrook Carolina	2,475	100	100	100	150	150	1,875
Northbrook STS HydroPower	24,506	436	477	523	572	627	21,871

Subtotal Debt, Bonds and Notes	3,633,816	824,972	34,104	48,176	38,999	38,120	2,649,445

Subsidiary/Description	Total	2004	2005	2006	2007	2008	Thereafter

Saale Energie GmbH, Schkopau (capital lease)	342,469	75,944	78,580	43,858	33,075	27,039	83,973
Audrain Generating (capital lease)	239,930	—	—	—	—	—	239,930
NRG Processing Solutions, LLC (capital lease)	326	326	—	—	—	—	—

Subtotal Capital Leases	582,725	76,270	78,580	43,858	33,075	27,039	323,903

Itiquira	19,019	19,019	—	—	—	—	—
Discontinued Operations
LSP Energy LP (Batesville)	307,175	7,575	9,600	11,925	12,525	12,825	252,725
Hsin Yu Energy Development	85,300	85,300	—	—	—	—	—
PERC (Bonds)	26,265	1,735	1,820	1,910	2,005	2,110	16,685
Cobee	31,800	11,025	11,535	4,620	4,620	—	—
McClain	156,509	156,509	—	—	—	—	—

Subtotal Discontinued Operations	607,049	262,144	22,955	18,455	19,150	14,935	269,410

Total Debt	$4,842,609	$1,182,405	$135,639	$110,489	$91,224	$80,094	$3,242,758

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

	Payments Due by Period as of December 31, 2003

					After
Contractual Cash Obligations	Total	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt**	$3,633,816	$824,972	$82,280	$77,119	$2,649,445
Capital lease obligations	582,725	76,270	122,438	60,114	323,903
Operating leases***	45,625	8,760	14,799	7,132	14,934
Creditor payments*	540,000	540,000	—	—	—

Total contractual cash obligations	$4,802,166	$1,450,002	$219,517	$144,365	$2,988,282

*	These amounts represent creditor payments under NRG’s plan of reorganization. Additionally, payments of up to $275 million will be required pursuant to security interests held in certain assets by creditors when the related assets are sold.

**	Long-term debt excludes debt recorded at our McClain, PERC, Cobee, LSP and Hsin Yu projects in the amounts of $156.5 million, $26.3 million, $31.8 million, $307.2 million and $85.3 million, respectively, which have been reclassified as discontinued operations.

***	Operating leases excludes obligations for operating leases at our Hsin Yu and Cobee projects in the amounts of $1.8 million and $0.1 million, respectively.

	Amount of Commitment Expiration per Period as of
	December 31, 2003

	Total
	Amounts				After
Other Commercial Commitments	Committed	Short Term	1-3 Years	4-5 Years	5 Years

	(In thousands)
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	92,050	92,050	—	—	—
Cash collateral calls	71,472	71,472	—	—	—
Guarantees of Subsidiaries	506,935	—	19,490	778	486,667
Guarantees of PMI	57,179	5,000	52,179	—	—

Total commercial commitments	$727,636	$168,522	$71,669	$778	$486,667

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

Accounting Policy

Judgments/ Uncertainties Affecting Application

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

      Under the requirements of Fresh Start, we have adjusted our assets and liabilities, other than deferred income taxes, to their estimated fair values as of December 5, 2003. As a result of marking our assets and liabilities to their estimated fair values, we determined that there was no excess reorganization value to recognize as an intangible asset. Deferred taxes were determined in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The net effect of all Fresh Start adjustments resulted in a gain of $3.9 billion (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations), which is reflected in the Predecessor Company’s results for the period January 1, 2003 through December 5, 2003. The application of the Fresh Start provisions of SOP 90-7 created a new reporting entity having no retained earnings or accumulated deficit.

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

      As discussed in Note 6 to the consolidated financial statements, during the first quarter of 2004, PERC and Cobee met the criteria for discontinued operations, during the second quarter of 2004, LSP Energy and Hsin Yu met the criteria for discontinued operations and during the third quarter of 2004, NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC met the criteria for discontinued operations. Accordingly, all periods presented have been restated to present PERC, Cobee, LSP Energy, Hsin Yu and the four NEO Corporation projects as discontinued operations.

      As discussed in Note 20 to the consolidated financial statements, the Company revised its segment reporting in 2004 to reflect the realignment of their management team. As a result of these changes, prior period segment disclosures have been recast in a consistent manner.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

March 10, 2004, except as to Notes 6, 20, 30, and 31, which are as of December 6, 2004

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

      As discussed in Note 6 to the consolidated financial statements, during the first quarter of 2004, PERC and Cobee met the criteria for discontinued operations, during the second quarter of 2004, LSP Energy and Hsin Yu met the criteria for discontinued operations and during the third quarter of 2004, NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC met the criteria for discontinued operations. Accordingly, all periods presented have been restated to present PERC, Cobee, LSP Energy, Hsin Yu and the four NEO Corporation projects as discontinued operations.

      As discussed in Note 20 to the consolidated financial statements, the Company revised its segment reporting in 2004 to reflect the realignment of their management team. As a result of these changes, prior period segment disclosures have been recast in a consistent manner.

/S/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

March 10, 2004, except as to Notes 6, 20, 30, and 31, which are as of December 6, 2004

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor Company			Reorganized NRG

	Year Ended December 31,		January 1, 2003	December 6, 2003
			Through	Through
	2001	2002	December 5, 2003	December 31, 2003

	(In thousands, except per share amounts)
Operating Revenues
Revenues from majority-owned operations	$2,085,350	$1,938,293	$1,798,387	$138,490

Operating Costs and Expenses
Cost of majority-owned operations	1,375,390	1,332,446	1,355,909	95,541
Depreciation and amortization	140,976	207,027	218,843	11,808
General, administrative and development	187,165	218,852	170,330	12,518
Other charges (credits)
Legal settlement	—	—	462,631	—
Fresh start reporting adjustments	—	—	(4,118,636)	—
Reorganization items	—	—	197,825	2,461
Restructuring and impairment charges	—	2,563,060	237,575	—

Total operating costs and expenses	1,703,531	4,321,385	(1,475,523)	122,328

Operating Income/(Loss)	381,819	(2,383,092)	3,273,910	16,162

Other Income/(Expense)
Minority interest in earnings of consolidated subsidiaries	—	—	—	(134)
Equity in earnings of unconsolidated affiliates	210,032	68,996	170,901	13,521
Write downs and losses on sales of equity method investments	—	(200,472)	(147,124)	—
Other income, net	22,983	11,431	19,209	97
Interest expense	(364,111)	(452,182)	(329,889)	(18,902)

Total other expense	(131,096)	(572,227)	(286,903)	(5,418)

Income/(Loss) From Continuing
Operations Before Income Taxes	250,723	(2,955,319)	2,987,007	10,744
Income Tax Expense/(Benefit)	40,221	(166,867)	37,929	(661)

Income/(Loss) From Continuing Operations	210,502	(2,788,452)	2,949,078	11,405
Income/(Loss) on Discontinued Operations, net of Income Taxes	54,702	(675,830)	(182,633)	(380)

Net Income/(Loss)	$265,204	$(3,464,282)	$2,766,445	$11,025

Weighted Average Number of Common Shares Outstanding — Basic				100,000
Income From Continuing Operations per Weighted Average Common Share — Basic				$0.11
Loss From Discontinued Operations per Weighted Average Common Share — Basic				—
Net Income per Weighted Average Common Share — Basic				$0.11
Weighted Average Number of Common Shares Outstanding — Diluted				100,060
Income From Continuing Operations per Weighted Average Common Share — Diluted				$0.11
Loss From Discontinued Operations per Weighted Average Common Share — Diluted				—
Net Income per Weighted Average Common Shares — Diluted				$0.11

See notes to consolidated financial statements.

(This page intentionally left blank)

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Predecessor
	Company	Reorganized NRG

	December 31,	December 6,	December 31,
	2002	2003	2003

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$360,860	$395,982	$551,223
Restricted cash	211,966	493,047	116,067
Accounts receivable-trade, less allowance for doubtful accounts of $18,163, $0 and $0	257,620	213,479	201,921
Xcel Energy settlement receivable	—	640,000	640,000
Current portion of notes receivable — affiliates	2,442	—	200
Current portion of notes receivable	52,269	66,628	65,141
Income tax receivable	8,388	—	—
Inventory	254,012	196,236	194,926
Derivative instruments valuation	28,791	161	772
Prepayments and other current assets	133,635	210,541	222,138
Current deferred income tax	—	—	1,850
Current assets — discontinued operations	238,514	126,576	119,601

Total current assets	1,548,497	2,342,650	2,113,839

Property, Plant and Equipment
In service	5,692,019	3,876,795	3,885,465
Under construction	611,191	132,003	139,171

Total property, plant and equipment	6,303,210	4,008,798	4,024,636
Less accumulated depreciation	(501,935)	—	(11,800)

Net property, plant and equipment	5,801,275	4,008,798	4,012,836

Other Assets
Equity investments in affiliates	884,263	733,862	737,998
Notes receivable, less current portion — affiliates	151,552	125,651	130,152
Notes receivable, less current portion	784,432	674,931	691,444
Decommissioning fund investments	4,617	4,787	4,809
Intangible assets, net of accumulated amortization of $21,618, $0 and $5,212	75,131	484,668	432,361
Debt issuance costs, net of accumulated amortization of $42,411, $0 and $454	129,160	—	74,337
Derivative instruments valuation	90,766	66,442	59,907
Funded letter of credit	—	—	250,000
Other assets	14,164	108,744	114,131
Non-current assets — discontinued operations	1,412,994	616,796	623,173

Total other assets	3,547,079	2,815,881	3,118,312

Total Assets	$10,896,851	$9,167,329	$9,244,987

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	Predecessor
	Company	Reorganized NRG

	December 31,	December 6,	December 31,
	2002	2003	2003

	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$7,001,134	$2,496,754	$801,229
Revolving line of credit	1,000,000	—	—
Short-term debt	30,064	18,645	19,019
Accounts payable — trade	539,996	202,402	158,646
Accounts payable — affiliates	55,585	13,365	3,092
Accrued income tax	—	16,431	16,095
Accrued property, sales and other taxes	24,271	27,794	22,301
Accrued salaries, benefits and related costs	16,844	16,718	19,330
Accrued interest	277,116	75,773	8,982
Derivative instruments valuation	13,439	95	429
Creditor pool obligation	—	1,040,000	540,000
Other bankruptcy settlement	—	220,000	220,000
Other current liabilities	105,341	136,775	102,861
Current liabilities — discontinued operations	765,621	112,688	114,197

Total current liabilities	9,829,411	4,377,440	2,026,181
Other Liabilities
Long-term debt	781,514	879,686	3,327,782
Deferred income taxes	74,886	144,688	149,493
Postretirement and other benefit obligations	67,495	104,712	105,946
Derivative instruments valuation	91,039	155,709	153,503
Other long-term obligations	145,594	536,682	480,938
Non-current liabilities — discontinued operations	602,600	559,560	558,884

Total non-current liabilities	1,763,128	2,381,037	4,776,546

Total liabilities	11,592,539	6,758,477	6,802,727

Minority interest	511	4,852	5,004
Commitments and Contingencies Stockholders’ Equity/(Deficit)
Class A — Common stock; $.01 par value; 100 shares authorized in 2002; 3 shares issued and outstanding at December 31, 2002	—	—	—
Common stock; $.01 par value; 100 shares authorized in 2002; 1 share issued and outstanding at December 31, 2002	—	—	—
Common stock; $.01 par value; 500,000,000 shares authorized in 2003; 100,000,000 shares issued and outstanding at December 6, 2003 and December 31, 2003	—	1,000	1,000
Additional paid-in capital	2,227,692	2,403,000	2,403,429
Retained earnings/(deficit)	(2,828,933)	—	11,025
Accumulated other comprehensive income (loss)	(94,958)	—	21,802

Total stockholders’ equity/(deficit)	(696,199)	2,404,000	2,437,256

Total Liabilities and Stockholders’ Equity/(Deficit)	$10,896,851	$9,167,329	$9,244,987

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor Company			Reorganized NRG

	Year Ended December 31		January 1, 2003	December 6, 2003
			Through	Through
	2001	2002	December 5, 2003	December 31, 2003

	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$265,204	$(3,464,282)	$2,766,445	$11,025
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	(119,002)	(22,252)	(41,472)	2,229
Depreciation and amortization	212,493	286,623	256,700	13,041
Amortization of deferred financing costs	10,668	28,367	17,640	517
Amortization of debt discount/(premium)	—	—	—	1,725
Write downs and losses on sales of equity method investments	—	196,192	146,938	—
Deferred income taxes and investment tax credits	45,556	(230,134)	(1,893)	(3,262)
Unrealized (gains)/losses on derivatives	(13,257)	(2,743)	(34,616)	3,774
Minority interest	6,564	(19,325)	2,177	204
Amortization of out of market power contracts	(54,963)	(89,415)	—	(13,431)
Restructuring & impairment charges	—	3,144,509	408,377	—
Fresh start reporting adjustments	—	—	(3,895,541)	—
Gain on sale of discontinued operations	—	(2,814)	(186,331)	—
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	89,523	(15,487)	28,261	18,030
Accounts receivable-affiliates	—	2,271	—	—
Inventory	(111,131)	42,596	14,128	11,054
Prepayments and other current assets	(36,530)	(58,368)	(36,812)	(9,504)
Accounts payable	(4,512)	278,900	693,663	(40,927)
Accounts payable-affiliates	4,989	47,049	(45,017)	832
Accrued income taxes	(75,132)	44,137	21,244	(1,207)
Accrued property and sales taxes	4,054	27,481	(3,159)	(4,590)
Accrued salaries, benefits, and related costs	15,785	(24,912)	40,690	3,150
Accrued interest	35,637	203,234	158,581	(64,026)
Other current liabilities	82,754	47,692	(22,797)	(510,867)
Other assets and liabilities	(82,686)	10,723	(48,697)	(6,642)

Net Cash Provided (Used) by Operating Activities	276,014	430,042	238,509	(588,875)

Cash Flows from Investing Activities
Acquisitions, net of liabilities assumed	(2,813,117)	—	—	—
Proceeds from sale of discontinued operations	—	160,791	18,612	—
Proceeds from sale of investments	4,063	68,517	107,174	—
Proceeds from sale of turbines	—	—	70,717	—
(Increase) in trust funds	—	—	(13,971)	—
Decrease/(increase) in restricted cash	(99,707)	(197,802)	(252,495)	375,272
Decrease/(increase) in notes receivable	45,091	(209,244)	(1,653)	1,182
Capital expenditures	(1,322,130)	(1,439,733)	(113,502)	(10,560)
Investments in projects	(149,841)	(63,996)	(561)	(2,522)

Net Cash Provided (Used) by Investing Activities	(4,335,641)	(1,681,467)	(185,679)	363,372

Cash Flows from Financing Activities
Net borrowings under line of credit agreement	202,000	790,000	—	—
Proceeds from issuance of stock	475,464	4,065	—	—
Proceeds from issuance of corporate units (warrants)	4,080	—	—	—
Proceeds from issuance of short term debt	622,156	—	—	—
Capital contributions from parent	—	500,000	—	—
Proceeds from issuance of long-term debt	3,268,017	1,086,770	39,988	2,450,000
Deferred debt issuance costs	—	—	(18,540)	(74,795)
Funded letter of credit	—	—	—	(250,000)
Principal payments on long-term debt	(418,171)	(931,505)	(51,392)	(1,731,932)

Net Cash Provided (Used) by Financing Activities	4,153,546	1,449,330	(29,944)	393,273

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,055)	24,950	(22,276)	(13,562)
Change in Cash from Discontinued Operations	(40,873)	51,267	34,512	1,033

Net Increase in Cash and Cash Equivalents	49,991	274,122	35,122	155,241
Cash and Cash Equivalents at Beginning of Period	36,747	86,738	360,860	395,982

Cash and Cash Equivalents at End of Period	$86,738	$360,860	$395,982	$551,223

See notes to consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

							Accumulated	Total
	Class A Common		Common		Additional	Retained	Other	Stockholders’
					Paid-In	Earnings/	Comprehensive	Equity/
	Stock	Shares	Stock	Shares	Capital	(Deficit)	Income/(Loss)	(Deficit)

	(In thousands)
Balances at December 31, 2000 (Predecessor Company)	$1,476	147,605	$324	32,396	$1,233,833	$370,145	$(143,690)	$1,462,088

Net income						265,204		265,204
Foreign currency translation adjustments and other							(41,600)	(41,600)
Deferred unrealized gains, net on derivatives							71,101	71,101

Comprehensive income for 2001								294,705
Capital stock activity:
Issuance of corporate units/ warrant					4,080			4,080
Tax benefits of stock option exercise					792			792
Issuance of common stock, net of issuance costs of $23.5 million			185	18,543	475,279			475,464

Balances at December 31, 2001 (Predecessor Company)	$1,476	147,605	$509	50,939	$1,713,984	$635,349	$(114,189)	$2,237,129

Net loss						(3,464,282)		(3,464,282)
Foreign currency translation adjustments and other							64,054	64,054
Deferred unrealized loss, net on derivatives							(44,823)	(44,823)

Comprehensive loss for 2002								(3,445,051)
Contribution from parent					502,874			502,874
Issuance of common stock			6	591	8,843			8,849
Impact of exchange offer	(1,476)	(147,605)	(515)	(51,530)	1,991			—

Balances at December 31, 2002 (Predecessor Company)	$—	—	$—	—	$2,227,692	$(2,828,933)	$(94,958)	$(696,199)

Net income						2,766,445		2,766,445
Foreign currency translation adjustments and other							127,754	127,754
Deferred unrealized loss, net on derivatives							(31,363)	(31,363)

Comprehensive income for the period from January 1, 2003 through December 5, 2003								2,862,836
Effects of reorganization					(2,227,692)	62,488	(1,433)	(2,166,637)
Issuance of common stock			1,000	100,000	2,403,000			2,404,000

Balances at December 5, 2003 (Predecessor Company)	$—	—	$1,000	100,000	$2,403,000	$—	$—	$2,404,000

Net income						11,025		11,025
Foreign currency translation adjustments and other							22,325	22,325
Deferred unrealized loss, net on derivatives							(523)	(523)

Comprehensive income for the period from December 6, 2003 through December 31, 2003								32,827
Compensation expense related to stock option plan					429			429

Balances at December 31, 2003 (Reorganized NRG)	$—	—	$1,000	100,000	$2,403,429	$11,025	$21,802	$2,437,256

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

      We filed two plans of reorganization in connection with our restructuring efforts. The first, filed on May 14, 2003, and referred to as the NRG plan of reorganization, relates to us and the other NRG plan debtors. The second plan, relating to our Northeast and South Central subsidiaries, which we refer to as the Northeast/ South Central plan of reorganization, was filed on September 17, 2003. On November 25, 2003,

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the bankruptcy court entered an order confirming the Northeast/ South Central plan of reorganization and the plan became effective on December 23, 2003.

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
The Company’s operations, January 1, 2001 – December 5, 2003
“Reorganized NRG”	The Company, post-emergence from bankruptcy
The Company’s operations, December 6, 2003 – December 31, 2003

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

      Under the requirements of Fresh Start, we have adjusted our assets and liabilities, other than deferred income taxes, to their estimated fair values as of December 5, 2003. As a result of marking our assets and liabilities to their estimated fair values, we determined that there was a negative reorganization value that was reallocated back to our tangible and intangible assets. Deferred taxes were determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” The net effect of all Fresh Start adjustments resulted in a

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

gain of $3.9 billion (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations), which is reflected in the Predecessor Company’s results for the period January 1, 2003 through December 5, 2003. The application of the Fresh Start provisions of SOP 90-7 created a new reporting entity having no retained earnings or accumulated deficit.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      We recorded approximately $3.9 billion of net reorganization income (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations) in the Predecessor Company’s statement of operations for 2003, which includes the gain on the restructuring of debt and equity and the discharge of obligations subject to compromise for less than recorded amounts, as well as adjustments to the historical carrying values of our assets and liabilities to fair market value.

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

	Predecessor											Reorganized
	Company	Debt Discharge										NRG
	December 5,	and Exchange of										December 6,
	2003	Stock		Fresh Start Adjustments						Consolidation		2003

Current Assets
Cash and cash equivalents	$396,018	$(1,728	)(B)	$			$			$1,692	(T)	$395,982
Restricted cash	489,383	1,732	(B)							1,932	(T)	493,047
Accounts receivable — trade, net	208,677				(2	)(B)		3,627	(J)	1,177	(T)	213,479
Accounts receivable — affiliates	41,259				819	(B)		(42,078	)(J)			—
Xcel Energy settlement receivable		640,000	(A)									640,000
Current portion of notes receivable	66,628											66,628
Inventory	233,185				(25,945	)(K)		(11,004	)(L)			196,236
Derivative instruments valuation	161											161
Prepayments and other current assets	156,785	(25,855	)(B)		(7,309	)(M)		85,873	(J)	1,047	(T)	210,541
Current assets — discontinued operations	126,188				(1,241	)(K)		1,629	(J)			126,576

Total current assets	1,718,284	614,149			(33,678)			38,047		5,848		2,342,650

Property, Plant and Equipment
Net property, plant and equipment	5,247,375				(1,153,101	)(I)		(132,128	)(J)	46,652	(T)	4,008,798

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor									Reorganized
	Company	Debt Discharge								NRG
	December 5,	and Exchange of								December 6,
	2003	Stock		Fresh Start Adjustments				Consolidation		2003

Other Assets
Equity investments in affiliates	956,757			(216,029	)(C)	14	(J)	(6,880	)(T)	733,862
Notes receivable, less current portion — affiliates	164,987			(39,336	)(P)					125,651
Notes receivable, less current portion	752,847	(155,477	)(D)	77,862	(P)			(301	)(T)	674,931
Decommissioning fund investments	4,787									4,787
Intangible assets, net	70,275			437,222	(O)	(22,829	)(I)			484,668
Debt issuance costs, net	67,045			(67,045	)(P)					—
Derivative instruments valuation	66,442									66,442
Other assets	14,122			(37,891	)(P)	98,857	(J)	2,170	(T)	108,744
						31,486	(J)
Non-current assets — discontinued operations	826,715			(209,919	)(P)					616,796

Total other assets	2,923,977	(155,477)		(55,136)		107,528		(5,011)		2,815,881

Total Assets	$9,889,636	$458,672		$(1,241,915)		$13,447		$47,489		$9,167,329

Current Liabilities
Current portion of long-term debt	$1,433,551	$(155,477	)(D)	$(89,182	)(P)	$1,307,249	(Q)	$613	(T)	$2,496,754
Short-term debt				18,645	(P)					18,645
Accounts payable — trade	299,340	(101,632	)(E)	(805	)(N)	5,499	(J)			202,402
Accounts payable — affiliates	17,834	(2,308	)(B)	(5,192	)(N)	2,995	(J)	36	(T)	13,365
Accrued income tax	19,303			(7,127	)(M)	4,255	(J)			16,431
Accrued property, sales and other taxes	30,180			(5,942	)(B)	3,556	(J)			27,794
Accrued salaries, benefits and related costs	14,194					2,519	(J)	5	(T)	16,718
Accrued interest	76,485	(2,464	)(B)			1,631	(J)	121	(T)	75,773
Derivative instruments valuation	95									95
Creditor pool obligation		1,040,000	(F)							1,040,000
Other bankruptcy settlement		220,000	(F)							220,000
Other current liabilities	135,274	57	(F)	11,800	(O)	(10,770	)(J)	413	(T)	136,774
Current liabilities — discontinued operations	164,362			(51,679	)(J)	6	(J)			112,689

Total current liabilities	2,190,618	998,176		(129,482)		1,316,940		1,188		4,377,440

Other Liabilities
Long-term debt	849,192	10,000	(G)	(21,869	)(P)	303	(J)	42,060	(T)	879,686
Deferred income taxes	146,120			(13,973	)(M)	12,541	(J)			144,688
Postretirement and other benefit obligations	44,601	(1,118	)(B)	64,067	(R)	(2,838	)(J)			104,712
Derivative instruments valuation	53,082					102,627	(J)			155,709
Other long-term obligations	146,761	763	(B)	488,218	(O)	(99,060	)(J)			536,682
Non-current liabilities — discontinued operations	558,194			1,366	(M)					559,560

Total non-current liabilities	1,797,950	9,645		517,809		13,573		42,060		2,381,037

Total liabilities not subject to compromise	3,988,568	1,007,821		388,327		1,330,513		43,248		6,758,477
Total liabilities subject to compromise	7,658,071	(6,278,547	)(H)	(1,367	)(J)	(1,378,157	)(Q)			—

Total liabilities	11,646,639	(5,270,726)		386,960		(47,644)		43,248		6,758,477
Minority interest	611							4,241	(T)	4,852

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor								Reorganized
	Company	Debt Discharge							NRG
	December 5,	and Exchange of							December 6,
	2003	Stock		Fresh Start Adjustments				Consolidation	2003

Commitments and Contingencies
Stockholders’ Equity/ Deficit
Class A — Common stock; $.01 par value; 100 shares authorized in 2002; 3 shares issued and outstanding at December 31, 2002	1	(1	)(S)						—
Common stock; $.01 par value; 100 authorized in 2002; 1 share issued and outstanding at December 31, 2002	—								—
Common stock; $.01 par value; 500,000,000 authorized in 2003; 100,000,000 shares issued and outstanding at December 6, 2003	—	1,000	(H)						1,000
Additional paid-in capital	2,227,691	2,403,000	(H)	(2,227,691	)(S)				2,403,000
Retained earnings/deficit	(3,986,739)			3,924,215	(S)	62,524	(S)		—
Accumulated other comprehensive income (loss)	1,433					(1,433	)(S)		—

Total stockholders’ equity/(deficit)	(1,757,614)	2,403,999		1,696,524		61,091		—	2,404,000

Total Liabilities and Stockholders’ Equity/ Deficit	$9,889,636	$(2,866,727)		$2,083,484		$13,447		$47,489	$9,167,329

(A)	Represents a $640.0 million receivable from Xcel Energy that relates to the Xcel Energy Settlement Agreement. $288.0 million was paid on February 20, 2004 in cash and $352.0 million will be paid on April 30, 2004.

(B)	Adjustments to assets and liabilities resulting from the NRG Energy bankruptcy settlement.

(C)	Includes the adjustment of carrying amount of Investments in Projects to fair market value as determined by independent appraisers.

(D)	The NRG Energy bankruptcy settlement included the liquidation of NRG FinCo. As a result, the NRG FinCo creditors obtained a perfected first priority security interest in all of LSP Pike Energy LLC assets, making the Mississippi Industrial Revenue Bonds owed by LSP Pike Energy LLC worthless.

(E)	Includes $103.0 million discharge of obligations related to LSP Pike Energy LLC settlement with Shaw Constructors, Inc.

(F)	Includes the establishment of a creditor’s pool and the FinCo lender settlement:

Creditor installment payments	$515.0
Establishment of plan of reorganization liability	500.0
Contingency payment	25.0
FinCo lender settlement (see note 24)	220.0

Total other current liabilities	$1,260.0

(G)	Represents NRG Energy Promissory Note owed to Xcel Energy, due June 5, 2006 with a stated interest rate of 3.0%

(H)	Represents the elimination of approximately $5.2 billion of corporate level bank and bond debt and approximately $1.1 billion of additional claims and disputes by distributing a combination of equity and up to $1.04 billion in cash among our unsecured creditors. Upon reorganization we issued 100 million shares of NRG common stock at $24.04 per share.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(I)	Result of allocating the reorganization value in conformity with the purchase method of accounting for business combinations. These allocations were based on valuations obtained from independent appraisers.

(J)	Adoption of Fresh Start Reporting and reinstatement of miscellaneous liabilities subject to compromise.

(K)	Accounting policy change upon adoption of fresh start reporting. Consumables are no longer included as inventory and are expensed as incurred.

(L)	Accounting policy change upon adoption of fresh start reporting. Capital spares were reclassified from inventory to Property Plant and Equipment.

(M)	Records income taxes of the Company based on the guidance provided in the Statement of Financial Accounting Standards No. 109 and SOP 90-7.

(N)	Adjust assets and liabilities to reflect management’s estimate, with the assistance of independent specialists, of the fair value.

(O)	Reflects management’s estimate, with the assistance of independent appraisers, of the fair value of power purchase agreements and SO(2) emission credits. Management identified certain power purchase agreements that were either significantly valuable or significantly burdensome as compared to our market expectations. The predecessor goodwill and intangibles were written off. Our guarantees were reviewed for the requirement to recognize a liability at inception. As a result, we recorded a $15.0 million liability. In addition, our Asset Retirement Obligation or “ARO” was revalued.

SO(2) emission credits	$373.5
Valuable contracts	111.2
Predecessor intangible	(47.5)

Total Intangible	$437.2

Burdensome contracts	$15.1
Other valuations adjustments	(3.3)

Total other current liabilities	$11.8

Burdensome contracts	$467.2
Other valuations adjustments	21.0

Total other long-term obligations	$488.2

(P)	Reflects management’s estimate, based on current market interest rates as of December 5, 2003, of the fair value of notes receivable, notes payable and other debt instruments.

(Q)	Reclassification of subject to compromise liabilities due to emergence from bankruptcy consists primarily of the debt held at our Northeast and South Central subsidiaries of $1.3 billion. The remaining amounts were reclassified to current liabilities.

(R)	Adjustment to post-retirement and other benefit obligations in order to reflect the accumulated benefit obligation liability based on independent actuarial reports. The pension and welfare plans were assumed from Xcel Energy without the transfer of assets.

(S)	Reflects the cancellation of the Predecessor Company’s common stock and the elimination of the retained deficit and the accumulated other comprehensive loss.

(T)	As required by SOP 90-7, we have adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” or “FIN 46,” as of the adoption of Fresh Start. The adoption of FIN 46 resulted in the consolidation of Northbrook New York, LLC and Northbrook Energy, LLC.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Debtors’ Condensed Combined Statement of Operations

For the Period
May 15, 2003 –
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
May 15, 2003 –
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

      Summarized results of operations of the discontinued operations were as follows. For the years ended December 31, 2001 and December 31, 2002, discontinued results of operations included our Crockett Cogeneration, Bulo Bulo, Csepel, Entrade, Killingholme, NLGI, McClain, TERI, NEO Corporation projects, Cahua, Energia Pacasmayo, PERC, Cobee, LSP Energy and Hsin Yu. For the period from January 1, 2003 to December 5, 2003, discontinued results of operations include our Killingholme, McClain, NLGI, NEO Corporation projects, TERI, Cahua, Energia Pacasmayo, PERC, Cobee, LSP Energy and Hsin Yu projects. For the period December 6, 2003 to December 31, 2003, discontinued results of operations include our McClain, PERC, Cobee, LSP Energy and Hsin Yu projects. During the first quarter 2004 we determined that PERC and Cobee met the criteria for discontinued operations, accordingly all periods presented have been restated. During the second quarter 2004 we determined that LSP Energy and Hsin Yu met the criteria for discontinued operations, accordingly all periods presented have been restated. During the third quarter of 2004 we determined that NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Tajiguas LLC met the criteria for discontinued operations, accordingly all periods presented have been restated.

	Predecessor Company		Reorganized NRG

			For the Period	For the Period
	Year Ended December 31,		January 1 –	December 6 –
			December 5,	December 31,
Description	2001	2002	2003	2003

	(In thousands)
Operating revenues	$713,258	$982,263	$263,404	$19,195
Operating and other expenses	665,372	1,670,709	619,714	19,565

Pre-tax income/(loss) from operations of discontinued components	47,886	(688,446)	(356,310)	(370)
Income tax expense/(benefit)	(6,816)	(6,810)	(21,868)	10

Income/(loss) from operations of discontinued components	54,702	(681,636)	(334,442)	(380)
Disposal of discontinued components — pre-tax gain (net)	—	2,814	151,809	—
Income tax benefit	—	(2,992)	—	—

Disposal of discontinued components — gain (net)	—	5,806	151,809	—

Net income/(loss) on discontinued operations	$54,702	$(675,830)	$(182,633)	$(380)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The components of income tax benefit attributable to discontinued operations were as follows:

				Reorganized
	Predecessor Company			NRG

	Year Ended		For the Period	For the Period
	December 31,		January 1 –	December 6 –
			December 5,	December 31,
Discontinued Operations:	2001	2002	2003	2003

	(In thousands)
Current
U.S.	$509	$935	$(6)	$—
Foreign	(2,876)	(5,126)	(831)	10

	(2,367)	(4,191)	(837)	10
Deferred
U.S.	(45)	(1,947)	—	—
Foreign	9,439	(672)	(21,031)	—

	9,394	(2,619)	(21,031)	—
Section 29 tax credits	(13,843)	—	—	—

	(6,816)	(6,810)	(21,868)	10

Disposal of discontinued components — gain (net)
U.S.	—	(2,992)	—	—
Foreign	—	—	—	—

	—	(2,992)	—	—

Total income tax expense/(benefit)	$(6,816)	$(9,802)	$(21,868)	$10

      The assets and liabilities of the discontinued operations are reported in the December 31, 2003, December 6, 2003 and December 31, 2002 balance sheets as discontinued operations. The major classes of assets and liabilities are presented by geographic area in the following table. As of December 6, 2003 and December 31, 2003, within our Wholesale Power Generation — Other North America segment, the PERC, McClain and LSP Energy projects are included, the Cobee and Hsin Yu projects are included in the All Other Wholesale Power Generation Other International category and the NEO Corporation projects are included in the All Other Alternative Energy category. As of December 31, 2002, within our Wholesale Power Generation Other North America segment, the PERC, McClain and LSP Energy projects are included, the Killingholme, Cahua, Pacasmayo, Cobee and Hsin Yu projects are included in the All Other Wholesale Power Generation

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Other International category and the NEO Corporation and TERI projects are included in the All Other Alternative Energy category.

	Reorganized NRG

	December 6, 2003				December 31, 2003

	Wholesale				Wholesale
	Power				Power
	Generation	All Other			Generation	All Other

		Wholesale				Wholesale
		Power				Power
		Generation				Generation
	Other				Other
	North	Other	Alternative		North	Other	Alternative
	America	International	Energy	Total	America	International	Energy	Total

	(In thousands)
Cash and cash equivalents	$4,994	$8,597	$—	$13,591	$4,292	$8,264	$—	$12,556
Restricted cash	56,848	—	—	56,848	60,292	—	—	60,292
Receivables, net	13,193	13,111	—	26,304	12,676	11,259	—	23,935
Inventory	14,997	4,359	—	19,356	8,722	3,538	—	12,260
Other current assets	3,979	6,442	56	10,477	3,731	6,787	40	10,558

Current assets — discontinued operations	$94,011	$32,509	$56	$126,576	$89,713	$29,848	$40	$119,601

Property, plant and equipment, net	$481,929	$74,714	$—	$556,643	$487,753	$75,250	$—	$563,003
Deferred income taxes	—	31,486	—	31,486	—	31,469	—	31,469
Other non-current assets	14,842	9,679	4,146	28,667	14,765	9,731	4,205	28,701

Non-current assets — discontinued operations	$496,771	$115,879	$4,146	$616,796	$502,518	$116,450	$4,205	$623,173

Current portion of long-term debt	$5,945	$48,973	$—	$54,918	$6,206	$49,744	$—	$55,950
Accounts payable — trade	9,237	24,715	3,692	37,644	3,057	23,037	3,998	30,092
Accrued interest	11,383	608	—	11,991	13,182	757	—	13,939
Other current liabilities	2,157	5,957	21	8,135	8,248	5,946	22	14,216

Current liabilities — discontinued operations	$28,722	$80,253	$3,713	$112,688	$30,693	$79,484	$4,020	$114,197

Long-term debt	$313,738	$19,779	$—	$333,517	$313,738	$19,779	$—	$333,517
Minority interest	31,640	422	—	32,062	31,879	406	—	32,285
Other non-current liabilities	184,779	9,202	—	193,981	184,972	8,110	—	193,082

Non-current liabilities — discontinued operations	$530,157	$29,403	$—	$559,560	$530,589	$28,295	$—	$558,884

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor Company

	December 31, 2002

	Wholesale
	Power
	Generation	All Other

		Wholesale
		Power
		Generation
	Other
	North	Other	Alternative
	America	International	Energy	Total

	(In thousands)
Cash and cash equivalents	$6,933	$40,740	$430	$48,103
Restricted cash	69,224	1,396	—	70,620
Receivables, net	17,645	29,693	296	47,634
Inventory	11,980	17,072	301	29,353
Derivative instruments valuation	—	29,795	—	29,795
Other current assets	2,107	10,526	376	13,009

Current assets — discontinued operations	$107,889	$129,222	$1,403	$238,514

Property, plant and equipment, net	$720,458	$535,695	$15,039	$1,271,192
Derivative instruments valuation	—	87,803	—	87,803
Other non-current assets	12,015	20,118	21,866	53,999

Non-current assets — discontinued operations	$732,473	$643,616	$36,905	$1,412,994

Current portion of long-term debt	$166,083	$462,570	$7,658	$636,311
Accounts payable — trade	19,321	47,359	1,141	67,821
Accrued income tax	4	22,422	(166)	22,260
Other current liabilities	18,201	14,689	6,339	39,229

Current liabilities — discontinued operations	$203,609	$547,040	$14,972	$765,621

Long-term debt	$334,200	$68,572	$—	$402,772
Deferred income taxes	121	113,035	(2,102)	111,054
Derivative instruments valuation	—	43,891	—	43,891
Minority interest	28,791	1,344	216	30,351
Other non-current liabilities	769	13,763	—	14,532

Non-current liabilities — discontinued operations	$363,881	$240,605	$(1,886)	$602,600

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      NEO Corporation — In August of 1995, we entered into a Marketing, Development and Joint Proposing Agreement, or “the Marketing Agreement”, with Cambrian Energy Development LLC, or “Cambrian.” Various claims had arisen in connection with this Marketing Agreement. In November 2003, we entered into a Settlement Agreement with Cambrian where we agreed to transfer our 100% interest in three gasco projects (NEO Ft. Smith, NEO Phoenix and NEO Woodville). During the third quarter of 2004, we completed the sale of four wholly owned entities — NEO Nashville LLC, NEO Hackensack LLC, NEO Prima Deshecha LLC and NEO Tajiguas LLC, as well as the sale of several NEO investments — Four Hills LLC, Minnesota Methane II LLC, NEO Montauk Genco LLC and NEO Montauk Gasco LLC to Algonquin Power of Canada. Upon completion of the transaction, we received cash proceeds of $5.8 million, resulting in a $6.0 million gain associated with the four wholly owned entities sold and received cash proceeds of $6.1 million resulting in a loss of approximately $3.8 million attributable to the equity investments sold. The sale of these equity investments do not qualify for reporting purposes as discontinued operations.

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

Note 7 —	Write Downs and (Gains)/ Losses on Sales of Equity Method Investments

      Investments accounted for by the equity method are reviewed for impairment in accordance with APB Opinion No. 18. APB Opinion 18 requires that a loss in value of an investment that is other than a temporary decline should be recognized. Gains are recognized on completion of the sale. Write downs and (gains)/

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

losses on sales of equity method investments recorded in operating expenses in the consolidated statement of operations includes the following:

	Predecessor Company

		For the Period
	Year Ended	January 1 –
	December 31,	December 5,
	2002	2003

	(In thousands)
NEO Corporation — Minnesota Methane	$12,292	$12,257
NEO Corporation — MM Biogas	3,251	2,613
Kondapalli	12,751	(519)
ECKG	—	(2,871)
Loy Yang	111,383	146,354
Mustang	—	(12,124)
Energy Development Limited (EDL)	14,220	—
Sabine River Works	48,375	—
Kingston	(9,876)	—
Mt. Poso	1,049	—
Powersmith	3,441	—
Collinsville Power Station	3,586	—
Other	—	1,414

Total write downs and (gains) losses of equity method investments	$200,472	$147,124

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      Restructuring, impairment charges, legal settlement costs and fresh start adjustments included in operating expenses in the Consolidated Statement of Operations include the following:

			Reorganized
	Predecessor Company		NRG

		For the Period	For the Period
	Year Ended	January 1 –	December 6 –
	December 31,	December 5,	December 31,
	2002	2003	2003

	(In thousands)
Impairment charges	$2,638,315	$228,896	$—
Reorganization items	—	197,825	2,461
Restructuring charges	111,315	8,679	—
Legal settlement	—	462,631	—
Fresh Start adjustments	—	(3,895,541)	—

Total	$2,749,630	$(2,997,510)	$2,461
Less discontinued operations	186,570 (1)	223,095 (2)	—

Total — continuing operations	$2,563,060	$(3,220,605)	$2,461

(1)	Consists of impairment charges.

(2)	Consists of Fresh Start adjustments.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

	Predecessor	Reorganized
	Company	NRG

	For the Period	For the Period
	January 1-	December 6-
	December 5,	December 31,
	2003	2003

	(In thousands)
Reorganization items
Professional fees	$82,186	$2,461
Deferred financing costs	55,374	—
Pre-payment settlement	19,609	—
Interest earned on accumulated cash	(1,059)	—
Contingent equity obligation	41,715	—

Total reorganization items	$197,825	$2,461

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Fresh Start Adjustments

      During the fourth quarter of 2003, we recorded a net credit of $3.9 billion (comprised of a $4.1 billion gain from continuing operations and a $0.2 billion loss from discontinued operations) in connection with fresh start adjustments as discussed in Note 3. Following is a summary of the significant effects of the reorganization and Fresh Start:

(In millions)

Discharge of corporate level debt	$5,162
Discharge of other liabilities	811
Establishment of creditor pool	(1,040)
Receivable from Xcel	640
Revaluation of fixed assets	(1,392)
Revaluation of equity investments	(207)
Valuation of SO(2) emission credits	374
Valuation of out of market contracts, net	(400)
Fair market valuation of debt	108
Valuation of pension liabilities	(61)
Other valuation adjustments	(100)

Total Fresh Start adjustments	3,895
Less discontinued operations	224

Total Fresh Start adjustments — continuing operations	$4,119

Note 9 —	Asset Retirement Obligation

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

						Reorganized NRG
	Predecessor Company
							Accretion for
	Beginning		Accretion for		Ending	Beginning	Period	Ending
	Balance		Period Ended	Adjustment for	Balance	Balance	December 6 -	Balance
	January 1,	Revisions	December 5,	Fresh Start	December 5,	December 6,	December 31,	December 31,
Description	2003	to Estimate	2003	Reporting	2003	2003	2003	2003

	(In thousands)
South Central Region	$396	$—	$57	$2,170	$2,623	$2,623	$15	$2,638
Northeast Region	2,045	4,034	634	4,978	11,691	11,691	59	11,750
Australia	5,834	—	3,282	—	9,116	9,116	322	9,438
Alternative Energy	629	—	73	128	830	830	5	835
Thermal	1,171	9	93	53	1,326	1,326	7	1,333

Total asset retirement obligation	$10,075	$4,043	$4,139	$7,329	$25,586	$25,586	$408	$25,994

      The following represents the pro-forma effect on our net income for the twelve months ended December 31, 2001 and 2002, as if we had adopted SFAS No. 143 as of January 1, 2001:

	Predecessor Company

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	January 1 -
	December 31,	December 31,	December 5,
	2001	2002	2003

	(In thousands)
Income (loss) from continuing operations as reported	$210,502	$(2,788,452)	$2,949,078
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,564)	(677)	2,154

Pro-forma income (loss) from continuing operations	$208,938	$(2,789,129)	$2,951,232

Net income (loss) as reported	$265,204	$(3,464,282)	$2,766,445
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(1,564)	(677)	2,154

Pro-forma net income (loss)	$263,640	$(3,464,959)	$2,768,599

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 10 — Inventory

      Inventory, which is stated at the lower of weighted average cost or market consists of:

	Predecessor
	Company	Reorganized NRG

	December 31,	December 6,	December 31,
	2002	2003	2003

	(In thousands)
Fuel oil	$51,443	$69,799	$71,861
Coal	82,554	63,641	59,555
Natural gas	153	377	856
Other fuels	2,852	9,874	10,156
Spare parts	109,311	66,024	58,863
Emission credits	14,742	4,478	4,478
Other	6,301	203	207

Total inventory	267,356	214,396	205,976
Less discontinued operations	13,344	18,160	11,050

Total inventory — continuing operations	$254,012	$196,236	$194,926

Note 11 —	Notes Receivable

      Notes receivable consists primarily of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. The notes receivable are as follows:

	Predecessor
	Company	Reorganized NRG

	December 31,	December 6,	December 31,
	2002	2003	2003

	(In thousands)
Investment in Bonds
Audrain County, due December 2023, 10%	$239,930	$239,930	$239,930
NRG Pike LLC Mississippi Industrial Revenue Bonds due May 2010, 7.1%	155,477	—	—

Investment in bonds	395,407	239,930	239,930

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor
	Company	Reorganized NRG

	December 31,	December 6,	December 31,
	2002	2003	2003

	(In thousands)
Notes Receivables
Triton Coal Co., note due December 2003, non-interest bearing	3,000	1,500	—
O’Brien Cogen II note, due 2008, non-interest bearing	627	686	692
Southern Minnesota-Prairieland Solid Waste, note due 2003, 7%	12	—	—
Omega Energy, LLC, due 2004, 12.5%	4,145	3,708	3,708
Omega Energy, LLC, due 2009, 11%	1,533	1,583	1,583
Northbrook Carolina Hydro II, LLC, due November 2005, 8.5%	—	86	84
Elk River — GRE, due December 31, 2008, non-interest bearing	1,837	1,564	1,564
NRG Processing Solutions	—	134	134
Audrain Generating LLC	—	—	118
Termo Rio (via NRGenerating Luxembourg (No. 2) S.a.r.l, due 20 years after plant becomes operational, 19.5%	63,723	57,323	57,323
SET PERC Investment, LLC, due December 31, 2005, 7%	7,320	—	—

Notes receivables and bonds — non-affiliates	477,604	306,514	305,136

NEO notes to various affiliates due primarily 2012, prime +2%	9,538	9,419	9,419
NRG (LSP Nelson)	—	—	200
Kladno Power (No. 1) B.V.	2,442	—	—
Kladno Power (No. 2) B.V. notes to various affiliates, non-interest bearing	46,801	—	—
Saale Energie Gmbh, indefinite maturity date, 4.75%-7.79%	86,246	107,391	111,892
Northbrook Texas LLC, due February 2024, 9.25%	8,967	8,841	8,841

Notes receivable — affiliates	153,994	125,651	130,352
Reserve for Uncollectible Notes Receivable	(7,320)	—	—

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor
	Company	Reorganized NRG

	December 31,	December 6,	December 31,
	2002	2003	2003

	(In thousands)
Other
Saale Energia GmbH, due August 31, 2021, 13.88% (direct financing lease)	366,417	435,045	451,449

Subtotal	990,695	867,210	886,937
Less current maturities	54,711	66,628	65,341

Total	$935,984	$800,582	$821,596

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

Note 12 —	Property, Plant and Equipment

      The major classes of property, plant and equipment were as follows:

		Predecessor
		Company	Reorganized NRG		Average
					Remaining
	Depreciable	December 31,	December 6,	December 31,	Useful
	Lives	2002	2003	2003	Life

	(In thousands)
Facilities and equipment	10-60 Years	$6,258,744	$4,125,308	$4,141,711	26
Land and improvements		102,624	101,577	101,577
Office furnishings and equipment	3-15 Years	67,030	34,676	34,673	3
Construction in progress		633,307	144,426	151,467

Total property, plant and equipment		7,061,705	4,405,987	4,429,428
Accumulated depreciation		(596,403)	—	(13,041)

Net property, plant and equipment		6,465,302	4,405,987	4,416,387
Less discontinued operations		664,027	397,189	403,551

Net property, plant and equipment		$5,801,275	$4,008,798	$4,012,836

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Summarized financial information for investments in unconsolidated affiliates accounted for under the equity method is as follows:

				Reorganized
	Predecessor Company			NRG

			For the Period	For the Period
	Year Ended December 31,		January 1 –	December 6 –
			December 5,	December 31,
	2001	2002	2003	2003

	(In thousands)
Operating revenues	$3,070,078	$2,394,256	$2,212,280	$268,348
Costs and expenses	2,658,168	2,284,582	2,035,812	202,725

Net income	$411,910	$109,674	$176,468	$65,623

Current assets	$1,425,175	$1,069,239	$783,669	$829,525
Noncurrent assets	7,009,862	6,853,250	6,452,014	6,541,003

Total assets	$8,435,037	$7,922,489	$7,235,683	$7,370,528

Current liabilities	$1,192,630	$1,075,785	$1,215,827	$1,275,724
Noncurrent liabilities	4,533,168	3,861,285	3,528,600	3,592,342
Equity	2,709,239	2,985,419	2,491,256	2,502,462

Total liabilities and equity	$8,435,037	$7,922,489	$7,235,683	$7,370,528

NRG’s share of equity	$1,050,510	$1,171,726	$1,079,336	$1,051,959
NRG’s share of net income	$210,032	$68,996	$170,901	$13,521

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

financial information for West Coast Power LLC, including interests owned by us and other parties for the periods shown below:

Results of Operations

	Year Ended		For the Period	For the Period
	December 31,		January 1 –	December 6 –
			December 5,	December 31,
	2001	2002	2003	2003

	(In millions)
Operating revenues	$1,562	$585	$643	$53
Operating income	345	48	201	31
Net income (pre-tax)	326	34	202	31

Financial Position

	December 31,	December 6,	December 31,
	2002	2003	2003

	(In millions)
Current assets	$255	$247	$257
Other assets	532	454	454

Total assets	$787	$701	$711

Current liabilities	$112	$58	$55
Other liabilities	34	1	8
Equity	641	642	648

Total liabilities and equity	$787	$701	$711

Note 14 —	Decommissioning Funds

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

	Predecessor Company		Reorganized NRG

	At December 31, 2002		At December 6, 2003		At December 31, 2003

	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Amortization
Description	Amount	Amortization	Amount	Amortization	Amount	Accumulated

	(In thousands)
Goodwill*	$32,958	$6,123	$—	—	$—	$—

Intangibles:
Service contracts*	65,791	15,987	—	—	—	—
Less discontinued operations	2,000	492

	63,791	15,495
Power purchase agreements			113,209	—	66,114	5,230
Less discontinued operations	—	—	2,059	—	2,059	18

			111,150		64,055	5,212
Emission allowances**	—	—	373,518	—	373,518	—

Total intangibles	$63,791	$15,495	$484,668	$—	$437,573	$5,212

*	Written off as part of Fresh Start since service contracts determined to be at current market rates.

**	No amortization recorded in 2003 as this balance includes only emission allowances for 2004 and beyond. All emission allowances for 2003 were used prior to December 5, 2003.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Note 17 —	Debt and Capital Leases

      Long-term debt and capital leases consist of the following:

	Predecessor Company			Reorganized NRG

					Fair Value		Fair Value
				Principal	Adjustment	Principal	Adjustment

			Principal	December 6,		December 31,

	Stated	Effective	December 31,
	Rate	Rate	2002	2003	2003	2003	2003

	(Percent)			(In thousands)
NRG Recourse Debt:
NRG New Credit Facility, due June 23, 2010	(2)	—	$—	$—	$—	$1,200,000	$—
NRG Energy Promissory Note, Xcel Energy, due June 5, 2006	3.00	9.00	—	10,000	(1,349)	10,000	(1,310)
NRG Energy ROARS, due March 15, 2020	7.97	—	257,552	—	—	—	—
NRG Energy senior debentures (corporate units), due May 16, 2006	6.50	—	285,728	—	—	—	—

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor Company				Reorganized NRG

						Fair Value		Fair Value
					Principal	Adjustment	Principal	Adjustment

				Principal	December 6,		December 31,

	Stated	Effective		December 31,
	Rate	Rate		2002	2003	2003	2003	2003

	(Percent)				(In thousands)
NRG Energy senior notes:
December 15, 2013	8.00	—		—	1,250,000
February 1, 2006	7.625	—		125,000	—	—	—	—
July 15, 2006	6.75	—		340,000	—	—	—	—
June 15, 2007	7.50	—		250,000	—	—	—	—
June 1, 2009	7.50	—		300,000	—	—	—	—
September 15, 2010	8.25	—		350,000	—	—	—	—
April 1, 2011	7.75	—		350,000	—	—	—	—
November 1, 2003	8.00	—		240,000	—	—	—	—
April 1, 2031	8.625	—		340,000	—	—	—	—
April 1, 2031	8.625	—		160,000	—	—	—	—
NRG Project — Level, Non — Recourse Debt:
NRG Finance Company I LLC — construction revolver, May 2006	(2)	—		1,081,000	—	—	—	—
NRG Processing Solutions, capital lease, due November 2004	9.00	A+2	(3)	676	355	12	326	10
NRG Pike Energy LLC, due 2010		—		155,477	—	—	—	—
NRG Energy Center San Diego, LLC promissory note, due June 2003	8.00	—		278	—	—	—	—
NRG Energy Center Pittsburgh LLC, due November 2004	10.61	A+2	(3)	3,050	1,550	74	1,550	66
NRG Energy Center San Francisco LLC, senior secured notes, due November 2004	10.61	A+2	(3)	2,310	860	45	860	41
Meriden due May 14, 2003	10.00	—		—	500	—	500	—
LSP Kendall Energy LLC, due September 2005(1)(5)	2.65	A+3.5	(4)	495,754	489,198	(31,160)	487,013	(30,370)
MidAtlantic Generating LLC, due October 2005(5)	4.625	—		409,201	406,560	—	—	—
Camas Power Boiler LP, unsecured term loan, due June 30, 2007	3.65	A+2	(3)	10,896	9,202	(286)	8,628	(277)
COBEE, due July 2007(6)	(2)	15.00		42,150	31,800	(3,028)	31,800	(2,815)
Camas Power Boiler LP, revenue bonds, due August 1, 2007	3.38	A+2	(3)	6,965	5,765	(115)	5,765	(108)
NRG Brazos Valley LLC, due June 30, 2008	6.75	—		194,362	—	—	—	—
Flinders Power Finance Pty, due September 2012, 6.14%-6.49%	(2)	6.00		99,175	185,825	10,434	187,668	10,632
Hsin Yu(6)	(2)	—		85,607	84,980	(45,000)	85,300	(44,480)
NRG Energy Center Minneapolis LLC senior secured notes due 2013 and 2017, 7.12%-7.31%	(2)	A+2	(3)	133,099	127,275	7,112	126,279	7,030

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor Company				Reorganized NRG

						Fair Value		Fair Value
					Principal	Adjustment	Principal	Adjustment

				Principal	December 6,		December 31,

	Stated	Effective		December 31,
	Rate	Rate		2002	2003	2003	2003	2003

	(Percent)				(In thousands)
LSP Energy LLC (Batesville), due 2014 and 2025, 7.16%-8.16%(6)	(2)	8.23- 9.31		314,300	307,175	(12,528)	307,175	(12,292)
PERC, due 2017 and 2018(6)	6.75	A+2	(3)	28,695	26,265	(1,228)	26,265	(1,203)
Northbrook New York	4.10	4.42		—	17,223	(319)	17,199	(315)
Northbrook Carolina	5.10	6.42		—	2,500	(178)	2,475	(177)
Northbrook STS HydroPower	9.13	9.70		—	24,374	(927)	24,506	(930)
Saale Energie GmbH, Schkopau Capital lease, due 2021	(2)	—		325,583	318,025	—	342,469	—
Audrain County, MO — Capital lease, due December 2023	10.00	—		239,930	239,930	—	239,930	—
NRG South Central Generating LLC senior bonds, due various dates through September 15, 2024(5)	(2)	—		750,750	750,750	—	—	—
NRG Northeast Generating LLC senior bonds, due various dates through December 15, 2024(5)	(2)	—		556,500	556,500	—	—	—
NRG Peaker Finance Co. LLC(1)(5)		A+3.5	(4)	319,362	319,362	(72,657)	311,373	(72,105)

Subtotal				8,253,400	3,915,974	(151,098)	4,667,081	(148,603)
Less discontinued operations				470,752	450,220	(61,784)	450,540	(61,073)
Less current maturities				7,001,134	2,598,288	(101,534)	901,242	(100,013)

Total				$781,514	$867,466	$12,220	$3,315,299	$12,483

(1)	We have reclassified the long-term portions of these debt issuances to current as they were callable within one year from December 31, 2003.

(2)	Distinguishes debt with various interest rates.

(3)	A+2 equals Libor plus 2%

(4)	A+3.5 equals Libor plus 3.5%

(5)	We have reclassified the long-term portions of these debt issuances to current, as they were callable within one year from December 6, 2003.

(6)	Discontinued operations

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Reorganized NRG
For the Period
December 6 -
December 31, 2003

(In thousands,
except per share data)
Basic earnings per share
Numerator:
Income from continuing operations	$11,405
Discontinued operations, net of tax	(380)

Net income	$11,025

Denominator:
Weighted average number of common shares outstanding	100,000
Income from continuing operations	$0.11
Discontinued operations, net of tax	—

Net income	$0.11

Diluted earnings per share
Numerator
Income from continuing operations	$11,405
Discontinued operations, net of tax	(380)

Net income	$11,025

Denominator:
Weighted average number of common shares outstanding	100,000
Incremental shares attributable to the assumed exercise of outstanding stock options (treasury stock method)	—
Incremental shares attributable to the issuance of unvested stock grants (treasury stock method)	60

Total dilutive shares	100,060

Income from continuing operations	$0.11
Discontinued operations, net of tax	—

Net income	$0.11

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Reorganized NRG
	December 6, 2003 Through December 31, 2003

	All Other

	Wholesale
	Power
	Generation

	Other	Alternative	Non-
	International	Energy	Generation	Other	Total

	(In thousands)
Operations
Operating Revenues	$13,082	$3,852	$9,860	$(1,160)	$138,490
Depreciation and amortization	212	324	497	438	11,808
Reorganization items	1	—	—	2,192	2,461
Operating Income/(Loss)	2,071	103	1,514	(3,976)	16,162
Minority interest in earnings of consolidated subsidiaries	—	—	—	—	(134)
Equity in earnings of unconsolidated affiliates	709	—	—	—	13,521
Other income (expense), net	905	152	77	(1,305)	97
Interest expense	(420)	(1)	(619)	(6,403)	(18,902)
Income/(Loss) From Continuing Operations Before Income Taxes	3,265	254	972	(11,684)	10,744
Income Tax Expense/(Benefit)	1,045	—	45	(1,810)	(661)
Income/(Loss) from Continuing Operations	2,220	254	927	(9,874)	11,405
Income/(Loss) on Discontinued Operations, net of Income Taxes	(64)	(68)	—	—	(380)
Net Income/(Loss)	2,156	186	927	(9,874)	11,025
Balance Sheet
Equity investments in affiliates	196,488	458	—	3,126	737,998
Total Assets	$1,058,072	$71,886	$334,663	$1,120,901	$9,244,987

	Predecessor Company
	January 1, 2003 through December 5, 2003
	Wholesale Power Generation

		South		Other North
	Northeast	Central	West Coast	America	Australia

	(In thousands)
Operations
Operating Revenues	$861,452	$356,534	$23,956	$85,388	$151,494
Depreciation and amortization	90,132	33,987	10,750	38,046	17,114
Legal settlement	—	—	—	4,000	—
Fresh start reporting adjustments	1,067,783	428,823	106,523	515,166	77,593
Reorganization items	1,813	28,769	—	41,717	—
Restructuring and impairment charges	232,170	1,574	—	17,994	5
Operating Income/(Loss)	(1,330,587)	(383,527)	(101,366)	(577,190)	(68,030)
Equity in earnings of unconsolidated affiliates	—	—	102,681	7,260	30,364

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

	Predecessor Company
	January 1, 2003 Through December 5, 2003

	All Other

	Wholesale
	Power
	Generation

	Other	Alternative	Non-
	International	Energy	Generation	Other	Total

	(In thousands)
Operations
Operating Revenues	$137,384	$60,871	$129,063	$(7,755)	$1,798,387
Depreciation and amortization	3,550	4,602	11,870	8,792	218,843
Legal settlement	—	(9,369)	—	468,000	462,631
Fresh start reporting adjustments	(10,676)	50,290	181,459	(6,535,597)	(4,118,636)
Reorganization items	—	—	—	125,526	197,825
Restructuring and impairment charges	133	1,067	26	(15,394)	237,575
Operating Income/(Loss)	33,345	(38,079)	(150,779)	5,890,123	3,273,910
Equity in earnings of unconsolidated affiliates	31,536	(940)	—	—	170,901
Write downs and losses on sales of equity method investments	3,389	(16,284)	—	—	(147,124)
Other income (expense), net	12,647	2,522	75	(948)	19,209
Interest expense	(7,896)	(153)	(9,805)	(72,197)	(329,889)
Income/(Loss) From Continuing Operations Before Income Taxes	73,021	(52,934)	(160,509)	5,816,978	2,987,007
Income Tax Expense/(Benefit)	16,843	1,597	395	(37,247)	37,929

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor Company
	January 1, 2003 Through December 5, 2003

	All Other

	Wholesale
	Power
	Generation

	Other	Alternative	Non-
	International	Energy	Generation	Other	Total

	(In thousands)
Income/(Loss) from Continuing Operations	56,178	(54,531)	(160,904)	5,854,225	2,949,078
Income/(Loss) on Discontinued Operations, net of Income Taxes	137,819	(25,123)	—	(15,690)	(182,633)
Net Income/(Loss)	193,997	(79,654)	(160,904)	5,838,535	2,766,445
Balance Sheet
Equity investments in affiliates	194,880	458	—	2,514	733,862
Total Assets	$926,103	$73,048	$329,597	$888,033	$9,167,329

	Predecessor Company
	Year Ended December 31, 2002
	Wholesale Power Generation

		South		Other North
	Northeast	Central	West Coast	America	Australia

	(In thousands)
Operations
Operating Revenues	$964,196	$388,023	$30,796	$81,521	$170,761
Depreciation and amortization	83,757	35,965	11,243	34,338	14,849
Restructuring and impairment charges	51,130	139,929	—	1,840,652	(16,265)
Operating Income/(Loss)	116,189	(46,836)	16,795	(1,857,128)	14,383
Equity in earnings of unconsolidated affiliates	—	(3,146)	24,012	23,287	15,680
Write downs and losses on sales of equity method investments	—	(48,375)	—	5,386	(129,190)
Other income (expense), net	5,822	922	—	1,359	(1,423)
Interest expense	(67,820)	(74,940)	(160)	(88,192)	(4,212)
Income/(Loss) From Continuing Operations Before Income Taxes	54,191	(172,375)	40,647	(1,915,288)	(104,762)
Income Tax Expense/(Benefit)	—	—	5,843	8,848	(3,033)
Income/(Loss) from Continuing Operations	54,191	(172,375)	34,804	(1,924,136)	(101,729)
Income/(Loss) on Discontinued Operations, net of Income Taxes	—	—	—	(93,755)	—
Net Income/(Loss)	54,191	(172,375)	34,804	(2,017,891)	(101,729)
Balance Sheet
Equity investments in affiliates	—	—	398,786	122,007	110,123
Total Assets	$2,672,514	$1,393,012	$442,227	$3,028,444	$397,895

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor Company
	Year Ended December 31, 2002

	All Other

	Wholesale
	Power
	Generation

	Other		Non-
	International	Alternative Energy	Generation	Other	Total

	(In thousands)
Operations
Operating Revenues	$108,379	$69,030	$135,403	$(9,816)	$1,938,293
Depreciation and amortization	1,242	5,441	12,584	7,608	207,027
Restructuring and impairment charges	71,108	27,893	31	448,582	2,563,060
Operating Income/(Loss)	(60,536)	(32,760)	41,831	(575,030)	(2,383,092)
Equity in earnings of unconsolidated affiliates	33,617	(24,454)	—	—	68,996
Write downs and losses on sales of equity method investments	(12,751)	(15,542)	—	—	(200,472)
Other income (expense), net	10,680	1,503	(142)	(7,290)	11,431
Interest expense	(3,030)	(3,666)	(8,946)	(201,216)	(452,182)
Income/(Loss) From Continuing Operations Before Income Taxes	(32,020)	(74,919)	32,743	(783,536)	(2,955,319)
Income Tax Expense/(Benefit)	14,982	(16,943)	11,654	(188,218)	(166,867)
Income/(Loss) from Continuing Operations	(47,002)	(57,976)	21,089	(595,318)	(2,788,452)
Income/(Loss) on Discontinued Operations, net of Income Taxes	(550,877)	(31,199)	—	1	(675,830)
Net Income/(Loss)	(597,879)	(89,175)	21,089	(595,317)	(3,464,282)
Balance Sheet
Equity investments in affiliates	201,007	21,942	—	30,398	884,263
Total Assets	$1,973,089	$128,010	$312,994	$548,666	$10,896,851

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor Company
	Year Ended December 31, 2001
	Wholesale Power Generation

		South		Other North
	Northeast	Central	West Coast	America	Australia

	(In thousands)
Operations
Operating Revenues	$1,206,611	$401,519	$23,201	$(8,686)	$213,287
Depreciation and amortization	63,908	29,427	9,941	1,931	14,570
Operating Income/(Loss)	340,675	85,931	13,183	(7,947)	15,321
Equity in earnings of unconsolidated affiliates	—	(2,435)	162,560	18,000	7,543
Other income (expense), net	4,760	(190)	6,325	2,944	(2,286)
Interest expense	(70,483)	(72,101)	(64)	1,275	(3,856)
Income/(Loss) From Continuing Operations Before Income Taxes	274,952	11,205	182,004	14,272	16,722
Income Tax Expense/(Benefit)	(4,894)	—	70,044	8,998	6,472
Income/(Loss) from Continuing Operations	279,846	11,205	111,960	5,274	10,250
Income/(Loss) on Discontinued Operations, net of Income Taxes	—	—	—	9,692	—
Net Income/(Loss)	$279,846	$11,205	$111,960	$14,966	$10,250

	Predecessor Company
	Year Ended December 31, 2001

	All Other

	Wholesale
	Power
	Generation

	Other	Alternative	Non-
	International	Energy	Generation	Other	Total

	(In thousands)
Operations
Operating Revenues	$72,757	$53,035	$127,898	$(4,272)	$2,085,350
Depreciation and amortization	417	4,378	13,197	3,207	140,976
Operating Income/(Loss)	(4,678)	1,445	34,228	(96,339)	381,819
Equity in earnings of unconsolidated affiliates	51,258	(26,883)	(11)	—	210,032
Other income (expense), net	8,039	477	214	2,700	22,983
Interest expense	(4,895)	(1,725)	(7,021)	(205,241)	(364,111)
Income/(Loss) From Continuing Operations Before Income Taxes	49,724	(26,686)	27,410	(298,880)	250,723
Income Tax Expense/(Benefit)	6,709	(44,619)	10,161	(12,650)	40,221
Income/(Loss) from Continuing Operations	43,015	17,933	17,249	(286,230)	210,502
Income/(Loss) on Discontinued Operations, net of Income Taxes	44,661	349	—	—	54,702
Net Income/(Loss)	$87,676	$18,282	$17,249	$(286,230)	$265,204

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

      The provision (benefit) for income taxes consists of the following:

	Predecessor Company			Reorganized NRG

			For the Period	For the Period
	Year Ended December 31,		January 1 —	December 6 —
			December 5,	December 31,
	2001	2002	2003	2003

	(In thousands)
Current
U.S.	$28,792	$10,409	$2,231	$(1,513)
Foreign	10,025	17,160	15,630	1,184

	38,817	27,569	17,861	(329)
Deferred
U.S.	31,820	(191,447)	3,292	59
Foreign	4,529	(2,989)	16,776	(391)

	36,349	(194,436)	20,068	(332)
Tax credits recognized	(34,945)	—	—	—

Total income tax (benefit)	$40,221	$(166,867)	$37,929	$(661)

Effective tax rate	16.0%	5.6%	1.3%	(6.2)%

      The pre-tax income (loss) from U.S. and foreign entities was as follows:

	Predecessor Company			Reorganized NRG

			For the Period	For the Period
	Year Ended December 31,		January 1 —	December 6 —
			December 5,	December 31,
	2001	2002	2003	2003

	(In thousands)
U.S.	$184,260	$(2,818,537)	$3,103,117	$6,828
Foreign	66,463	(136,782)	(116,110)	3,916

	$250,723	$(2,955,319)	$2,987,007	$10,744

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

      The effective income tax rates of continuing operations for the years ended December 31, 2001, 2002 and 2003 differ from the statutory federal income tax rate of 35% as follows:

	Predecessor Company						Reorganized NRG

	Year Ended December 31,						For the Period
					For the Period		December 6 –
					January 1 – December 5,		December 31,
	2001		2002		2003		2003

Income/ (Loss) From Continuing Operations Before Income Taxes	$250,723		$(2,955,319)		$2,987,007		$10,744
Tax at 35%	87,753	35.0%	(1,034,362)	35.0%	1,045,452	35.0%	3,760	35.0%
State taxes, (net of federal benefit)	7,428	2.9%	(167,405)	5.7%	254,112	8.5%	(1,834)	(17.1)%
Foreign operations	(29,125)	(11.6)%	(18,522)	0.6%	15,001	0.5%	(1,265)	(11.8)%
Fresh Start accounting adjustments	—	—	—	—	(1,383,334)	(46.3)%	—	—
Tax credits	(34,945)	(13.9)%	—	—	—	—	—	—
Valuation allowance	21,389	8.5%	1,006,540	(34.1)%	71,315	2.4%	(515)	(4.8)%
Change in tax rate	—	—	—	—	36,018	1.2%	—	—
Permanent differences, reserves, other	(12,279)	(4.9)%	46,882	(1.6)%	(635)	—	(807)	(7.5)%

Income Tax Expense/ (Benefit)	$40,221	16.0%	$(166,867)	5.6%	$37,929	1.3%	$(661)	(6.2)%

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

NRG Pension and Postretirement Medical Plans

Components of Net Periodic Benefit Cost

      The net annual periodic pension cost related to all of our plans, include the following components:

	Pension Benefits				Other Benefits

				Reorganized				Reorganized
	Predecessor Company			NRG	Predecessor Company			NRG

			For the	For the			For the	For the
	Year Ended		Period	Period	Year Ended		Period	Period
	December 31,		January 1 –	December 6 –	December 31,		January 1 –	December 6 –
			December 5,	December 31,			December 5,	December 31,
	2001	2002	2003	2003	2001	2002	2003	2003

	(In thousands)				(In thousands)
Service cost benefits earned	$—	$—	$—	$800	$902	$1,206	$1,220	$130
Interest cost on benefit obligation	—	—	—	205	1,402	1,831	1,900	180
Amortization of prior service cost	—	—	—	—	(25)	(24)	(22)	—
Expected return on plan assets	—	—	—	—	—	—	—	—
Recognized actuarial (gain)/loss	—	—	—		(56)	5	178	—

Net periodic benefit cost	$—	$—	$—	$1,005	$2,223	$3,018	$3,276	$310

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Reconciliation of Funded Status

      A comparison of the pension benefit obligation and pension assets at December 6, 2003 and December 31, 2003 for all of our plans on a combined basis is as follows:

	Pension Benefits		Other Benefits

	December 6,	December 31,	December 6,	December 31,
Reorganized NRG	2003	2003	2003	2003

	(In thousands)
Benefit obligation at Jan. 1/Dec. 6	$—	$47,950	$31,584	$41,900
Service cost	—	800	1,220	130
Interest cost	—	205	1,900	180
Plan initiation	47,950	—	—	—
Employee contributions	—	—	—	—
Plan amendments	—	—	2,100	—
Actuarial (gain)/loss	—	—	5,396	—
Benefit payments	—	—	(300)	(40)
Foreign currency translation	—	—	—	—

Benefit obligation at Dec. 5/Dec. 31	$47,950	$48,955	$41,900	$42,170

Fair value of plan assets at Jan. 1/Dec. 6	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employee contributions	—	—	—	—
Employer contributions	—	—	300	40
Benefit payments	—	—	(300)	(40)
Foreign currency translation	—	—	—	—

Fair value of plan assets at Dec. 5/Dec. 31	$—	$—	$—	$—

Funded status at Dec. 5/Dec. 31 — excess of obligation over assets	$(47,950)	$(48,955)	$(41,900)	$(42,170)
Unrecognized prior service cost	—	—	—	—
Unrecognized net (gain) loss	—	—	—	—

Accrued benefit liability recognized on the consolidated balance sheet at Dec. 5/Dec. 31	$(47,950)	$(48,955)	$(41,900)	$(42,170)

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A comparison of the pension benefit obligation and pension assets at December 31, 2002 for all of our plans on a combined basis is as follows:

	Pension Benefits	Other Benefits
Predecessor Company	2002	2002

	(In thousands)
Benefit obligation at Jan. 1	$—	$24,602
Service cost	—	1,206
Interest cost	—	1,831
Plan initiation	—	—
Employee contributions	—	—
Plan amendments	—	—
Actuarial (gain)/loss	—	4,101
Acquisitions (transfers)	—	—
Benefit payments	—	(156)
Foreign currency translation	—	—

Benefit obligation at Dec. 31	$—	$31,584

Fair value of plan assets at Jan. 1	$—	$—
Actual return on plan assets	—	—
Employee contributions	—	—
Employer contributions	—	156
Benefit payments	—	(156)
Foreign currency translation	—	—

Fair value of plan assets at Dec. 31	$—	$—

Funded status at Dec. 31 — excess of obligation over assets	$—	$(31,584)
Unrecognized prior service cost	—	(229)
Unrecognized net (gain) loss	—	5,967

Accrued benefit liability recognized on the consolidated balance sheet at Dec. 31	$—	$(25,846)

      The following table presents significant assumptions used:

	Pension
	Benefits			Other Benefits

	2002	2003		2002	2003

Weighted-average assumption as of December 31,
Discount rate	—	6.00%		6.75%	6.00%
Expected return on plan assets	—	NA	*	—	—
Rate of compensation increase	—	4.50		3.50-4.50	4.50

*	We did not determine an expected return on plan assets for the NRG pension plan, as there are no plan assets at December 31, 2003.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Note 25 — Cash Flow Information

      Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

				Reorganized
	Predecessor Company			NRG

			For the Period	For the Period
	Year Ended December 31,		January 1–	December 6–
			December 5,	December 31,
	2001	2002	2003	2003

	(In thousands)
Interest paid (net of amount capitalized)	$385,885	$331,679	$182,355	$86,874
Income taxes paid/(refunds)	$57,055	$(17,406)	$27,064	$1,726

Detail of businesses and assets acquired:
Current assets (including restricted cash)	$184,874	$—	$—	$—
Fair value of non-current assets	4,779,530	—	—	—
Liabilities assumed, including deferred taxes	(2,151,287)	—	—	—

Cash paid net of cash acquired	$2,813,117	$—	$—	$—

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

      As of December 31, 2002, December 6, 2003 and December 31, 2003, our obligations pursuant to our guarantees of the performance, equity and indebtedness obligations of our subsidiaries were as follows:

	Predecessor
	Company	Reorganized NRG

	December 31	December 6	December 31
Description	2002	2003	2003

	(In thousands)
Guarantees of subsidiaries	$1,587,022	$601,859	$564,114
Standby letters of credit	110,676	90,360	92,050

Total guarantees	$1,697,698	$692,219	$656,164

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      As of December 6, 2003 and December 31, 2003, the nature and details of our guarantees were as follows:

	Maximum	Maximum
	Amount	Amount		Expiration
Project or Subsidiary	(Dec. 6, 2003)	(Dec. 31, 2003)	Nature of Guarantee	Date	Triggering Event

	(In thousands)	(In thousands)
Astoria/ Arthur Kill	Indeterminate	Indeterminate	Performance under Purchase and Sale Agreement	None stated	Non-performance
Cadillac	$773	$778	Obligation under Promissory Note	April 15, 2007	Non-payment
Elk River	$14,090	$11,990	Obligation under Bond Arrangement with NSP	Undetermined	Non-payment of Obligation
Flinders	$9,244	$9,125	Superannuation (pension) Reserve	September 8, 2012	Credit Agreement Default
Flinders	$51,555	$52,703	Debt Service Reserve Guarantee	September 8, 2012	Credit Agreement Default
Flinders	$59,964	$61,601	Plant Removal and Site Remediation Obligation	Undetermined, at end of site lease	Non-performance
Flinders	$73,650	$75,290	Guarantee of Employee Separation Benefits	None stated	Non-payment
Flinders (Flinders Osborne Trading)	$249,281	$252,487	Guarantee of Obligation to Purchase Gas	None stated	Non-payment
Flinders (Flinders Osborne Trading)	Indeterminate	Indeterminate	Indemnification of Government Entity for Payment for Power and Fuel	Fourth quarter 2018	Non-payment
Gladstone	$23,699	$24,346	Payment of Penalties in the Event of an Extraordinary Operational Breach	None stated	Non-performance
Gladstone	Indeterminate	Indeterminate	Obligations under Credit Agreement	March 31, 2009	Non-performance
McClain	$1,015	$1,015	Obligation to Fund Debt Service Reserve Shortfall	None stated	Non-payment of Subsidiary Obligation
MIBRAG	$8,296	$8,601	Guarantee of Share Purchase Agreement	None stated	Non-performance
Newport	$9,700	$7,500	Obligation under Bond Arrangement with NSP	Undetermined	Non-payment of Obligation
PMI	$99,093	$57,179	Guarantees of NRG Energy, Inc. on behalf of NRG Power Marketing Inc. for various projects	Various	Non-performance
Saguaro	$754	$754	Guarantee of Tax Indemnity Payments	Undetermined	Non-payment
SLAP I	Indeterminate	Indeterminate	Guarantee of Subscription Agreement in Favor of Scudder Latin American Power I-P LDC and I-C LDC	None stated	Non-performance

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Maximum	Maximum
	Amount	Amount		Expiration
Project or Subsidiary	(Dec. 6, 2003)	(Dec. 31, 2003)	Nature of Guarantee	Date	Triggering Event

	(In thousands)	(In thousands)
West Coast LLC	$744	$744	Guarantee of Environmental Clean-up Costs	None stated	Non-performance
West Coast LLC	Indeterminate	Indeterminate	Continuing Obligations Under Asset Sales Agreement and Related Contracts (shared with Dynegy)	None stated	Non-performance

      Recourse provisions for each of the guarantees above are to the extent of their respective liability. Additionally, no assets are held as collateral for any of the above guarantees.

      As of December 6, 2003 and December 31, 2003, the nature and details of our unmet cash collateral obligations were as follows:

	Maximum	Maximum
	Amount	Amount	Nature of Collateral
Project	(Dec. 6, 2003)	(Dec. 31, 2003)	Call	Expiration Date	Triggering Event

	(In thousands)	(In thousands)
NRG Peaker Finance Company LLC	$71,472	$71,472	Penalty for Early Termination	June 18, 2019	Non-performance

Note 27 — Sales to Significant Customers

Reorganized NRG

      For the period from December 6, 2003 through December 31, 2003, we derived approximately 39.0% of our total revenues from majority-owned operations from two customers: NYISO (26.5%) and ISO New England (12.5%).

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 29 — Unaudited Quarterly Financial Data

      Summarized quarterly unaudited financial data is as follows:

						Reorganized
	Predecessor Company					NRG

				Period Ended		Period Ended
	Quarter Ended 2003			2003		2003
				October 1–	Total through	December 6–
	March 31	June 30	September 30	December 5	December 5, 2003	December 31

	(In thousands)
Operating Revenues	$494,947	$441,538	$570,701	$291,201	$1,798,387	$138,490
Operating Income/(Loss)	(11,958)	(318,595)	(327,565)	3,932,028	3,273,910	16,162
Income/(Loss) From Continuing Operations	(173,136)	(508,518)	(284,544)	3,915,276	2,949,078	11,405
Income/(Loss) on Discontinued Operations net of Income Taxes	160,504	(99,883)	(250)	(243,004)	(182,633)	(380)
Net Income/(Loss)	(12,632)	(608,401)	(284,794)	3,672,272	2,766,445	11,025
Weighted Average Number of Common Shares Outstanding — Basic						100,000
Income From Continuing Operations per Weighted Average Common Share — Basic						$0.11
Income From Discontinued Operations per Weighted Average Common Share — Basic						$—
Net Income per Weighted Average Common Share — Basic						$0.11
Weighted Average Number of Common Shares Outstanding — Diluted						100,060
Income From Continuing Operations per Weighted Average Common Share — Diluted						$0.11
Income From Discontinued Operations per Weighted Average Common Share — Diluted						$—
Net Income per Weighted Average Common Share — Diluted						$0.11

	Predecessor Company

	Quarter Ended 2002

	March 31	June 30	September 30	December 31	Total Year

	(In thousands)
Operating Revenues	$403,333	$492,023	$591,606	$451,331	$1,938,293
Operating Income/(Loss)	16,025	34,192	(2,365,956)	(67,353)	(2,383,092)
Loss From Continuing Operations	(30,373)	(28,549)	(2,408,852)	(320,678)	(2,788,452)
Income/(Loss) on Discontinued Operations net of Income Taxes	3,910	(12,803)	(646,542)	(20,395)	(675,830)
Net Loss	(26,463)	(41,352)	(3,055,394)	(341,073)	(3,464,282)

Note 30 — Condensed Consolidating Financial Information

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

Arthur Kill Power LLC
Astoria Gas Turbine Power LLC
Berrians I Gas Turbine Power LLC
Big Cajun II Unit 4 LLC
Capistrano Cogeneration Company
Chickahominy River Energy Corp.
Cobee Energy Development LLC
Commonwealth Atlantic Power LLC
Conemaugh Power LLC
Connecticut Jet Power LLC
Devon Power LLC
Dunkirk Power LLC
Eastern Sierra Energy Company
El Segundo Power II LLC
Hanover Energy Company
Huntley Power LLC
Indian River Operations Inc.
Indian River Power LLC
James River Power LLC
Kaufman Cogen LP
Keystone Power LLC
Louisiana Generating LLC
MidAtlantic Generation Holding LLC
Middletown Power LLC
Montville Power LLC
NEO California Power LLC
NEO Chester-Gen LLC
NEO Corporation
NEO Freehold-Gen LLC
NEO Landfill Gas Holdings Inc.
NEO Landfill Gas Inc.
NEO Power Services Inc.
Northeast Generation Holding LLC
Norwalk Power LLC
NRG Affiliate Services Inc.
NRG Arthur Kill Operations Inc.
NRG Asia-Pacific, Ltd.
NRG Astoria Gas Turbine Operations, Inc.
NRG Bayou Cove LLC
NRG Cabrillo Power Operations Inc.	NRG Cadillac Operations Inc.
NRG California Peaker Operations LLC
NRG Central U.S. LLC
NRG Connecticut Affiliate Services Inc.
NRG Devon Operations Inc.
NRG Dunkirk Operations Inc.
NRG Eastern LLC
NRG El Segundo Operations Inc.
NRG Huntley Operations Inc.
NRG International LLC
NRG Kaufman LLC
NRG Mesquite LLC
NRG MidAtlantic Affiliate Services Inc.
NRG MidAtlantic Generating LLC
NRG MidAtlantic LLC
NRG Middletown Operations Inc.
NRG Montville Operations Inc.
NRG New Jersey Energy Sales LLC
NRG New Roads Holdings LLC
NRG North Central Operations Inc.
NRG Northeast Affiliate Services Inc.
NRG Northeast Generating LLC
NRG Norwalk Harbor Operations Inc.
NRG Operating Services, Inc.
NRG Oswego Harbor Power Operations Inc.
NRG Power Marketing Inc.
NRG Rocky Road LLC
NRG Saguaro Operations Inc.
NRG South Central Affiliate Services Inc.
NRG South Central Generating LLC
NRG South Central Operations Inc.
NRG West Coast LLC
NRG Western Affiliate Services Inc.
Oswego Harbor Power LLC
Saguaro Power LLC
Somerset Operations Inc.
Somerset Power LLC
South Central Generation Holding LLC
Vienna Operations Inc.
Vienna Power LLC

      The non-guarantor subsidiaries, or “Non-Guarantor Subsidiaries,” include all of our foreign subsidiaries and certain domestic subsidiaries. We conduct much of our business through and derive much of our income

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period December 6, 2003 Through December 31, 2003
Reorganized NRG

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Operating Revenues
Revenues from majority-owned operations	$94,455	$40,741	$3,353	$(59)	$138,490

Operating Costs and Expenses
Cost of majority-owned operations	64,519	28,734	2,347	(59)	95,541
Depreciation and amortization	7,118	3,931	759	—	11,808
General, administrative and development	7,165	2,803	2,550	—	12,518
Other charges (credits) Reorganization items	269	—	2,192	—	2,461

Total operating costs and expenses	79,071	35,468	7,848	(59)	122,328

Operating Income/(Loss)	15,384	5,273	(4,495)	—	16,162

Other Income/(Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	—	(134)	—	—	(134)
Equity in earnings of consolidated subsidiaries	3,266	143	16,482	(19,891)	—
Equity in earnings of unconsolidated affiliates	11,007	1,463	1,051	—	13,521
Other income, net	43	(23)	114	(37)	97
Interest expense	(6,417)	(4,719)	(7,803)	37	(18,902)

Total other income/(expense)	7,899	(3,270)	9,844	(19,891)	(5,418)

Income/(Loss) From Continuing Operations Before Income Taxes	23,283	2,003	5,349	(19,891)	10,744
Income Tax Expense/(Benefit)	3,653	1,362	(5,676)	—	(661)

Income/(Loss) From Continuing Operations	19,630	641	11,025	(19,891)	11,405
Income/(Loss) on Discontinued Operations, net of Income Taxes	(4)	(376)	—	—	(380)

Net Income/(Loss)	$19,626	$265	$11,025	$(19,891)	$11,025

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING BALANCE SHEETS

December 31, 2003
Reorganized NRG

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$295,509	$160,434	$95,280	$—	$551,223
Restricted cash	4,298	111,769	—	—	116,067
Accounts receivable-trade, net	120,411	68,151	13,359	—	201,921
Xcel Energy settlement receivable	—	—	640,000	—	640,000
Current portion of notes receivable — affiliates	—	—	31,170	(30,970)	200
Current portion of notes receivable	—	64,854	287	—	65,141
Inventory	164,853	28,839	1,234	—	194,926
Derivative instruments valuation	772	—	—	—	772
Prepayments and other current assets	86,656	58,175	78,263	(956)	222,138
Current deferred income tax	—	2,998	—	(1,148)	1,850
Current assets — discontinued operations	15	119,586	—	—	119,601

Total current assets	672,514	614,806	859,593	(33,074)	2,113,839

Property, Plant and Equipment
In service	2,288,280	1,562,048	35,137	—	3,885,465
Under construction	20,600	118,433	138	—	139,171

Total property, plant and equipment	2,308,880	1,680,481	35,275	—	4,024,636
Less accumulated depreciation	(7,118)	(3,923)	(759)	—	(11,800)

Net property, plant and equipment	2,301,762	1,676,558	34,516	—	4,012,836

Other Assets
Investment in subsidiaries	626,979	—	4,090,996	(4,717,975)	—
Equity investments in affiliates	403,606	322,279	12,113	—	737,998
Notes receivable, less current portion — affiliates	389,257	120,733	—	(379,838)	130,152
Notes receivable, less current portion	5,678	684,489	1,277	—	691,444
Decommissioning fund investments	4,809	—	—	—	4,809
Intangible assets, net	411,540	20,821	—	—	432,361
Debt issuance costs, net	—	—	74,337	—	74,337
Derivative instruments valuation	—	59,907	—	—	59,907
Non current deferred income tax	58,586	—	—	(58,586)	—
Funded letter of credit	—	—	250,000	—	250,000
Other assets	31,220	26,407	56,504	—	114,131
Non-current assets — discontinued operations	—	623,173	—	—	623,173

Total other assets	1,931,675	1,857,809	4,485,227	(5,156,399)	3,118,312

Total Assets	$4,905,951	$4,149,173	$5,379,336	$(5,189,473)	$9,244,987

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING BALANCE SHEETS — (Continued)

December 31, 2003
Reorganized NRG

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$30,121	$790,078	$12,000	$(30,970)	$801,229
Short-term debt	—	19,019	—	—	19,019
Accounts payable — trade	39,369	104,888	14,389	—	158,646
Accounts payable — affiliate	333,722	(221,168)	(102,094)	(7,368)	3,092
Accrued income tax	—	—	(74)	16,169	16,095
Accrued property, sales and other taxes	7,211	13,156	1,934	—	22,301
Accrued salaries, benefits and related costs	9,294	8,949	1,087	—	19,330
Accrued interest	2,557	2,880	4,501	(956)	8,982
Derivative instruments valuation	429	—	—	—	429
Creditor pool obligation	—	—	540,000	—	540,000
Other bankruptcy settlement	—	220,000	—	—	220,000
Current deferred income taxes	509	—	—	(509)	—
Other current liabilities	70,251	13,639	18,971	—	102,861
Current liabilities — discontinued operations	31	114,166	—	—	114,197

Total current liabilities	493,494	1,065,607	490,714	(23,634)	2,026,181
Other Liabilities
Long-term debt	10,999	1,333,931	2,446,690	(463,838)	3,327,782
Deferred income taxes	—	152,392	(22,514)	19,615	149,493
Postretirement and other benefit obligations	80,720	13,425	11,801	—	105,946
Derivative instruments valuation	—	153,503	—	—	153,503
Other long-term obligations	399,353	66,196	15,389	—	480,938
Non-current liabilities — discontinued operations	—	558,884	—	—	558,884

Total non-current liabilities	491,072	2,278,331	2,451,366	(444,223)	4,776,546

Total liabilities	984,566	3,343,938	2,942,080	(467,857)	6,802,727

Minority interest	—	5,004	—	—	5,004
Commitments and Contingencies
Stockholders’ Equity/(Deficit)	3,921,385	800,231	2,437,256	(4,721,616)	2,437,256

Total Liabilities and Stockholders’ Equity/(Deficit)	$4,905,951	$4,149,173	$5,379,336	$(5,189,473)	$9,244,987

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Period December 6, 2003 Through December 31, 2003
Reorganized NRG

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$19,626	$265	$11,025	$(19,891)	$11,025
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	1,764	(1,894)	(17,532)	19,891	2,229
Depreciation and amortization	8,255	4,027	759	—	13,041
Amortization of deferred financing costs	—	64	453	—	517
Amortization of debt discount/(premium)	182	1,504	39	—	1,725
Deferred income taxes and investment tax credits	(487)	(212)	(4,117)	1,554	(3,262)
Current tax expense — non cash contribution from members	4,125	(2,901)	—	(1,224)	—
Unrealized (gains)/losses on derivatives	(126)	4,960	(1,060)	—	3,774
Minority interest	134	70	—	—	204
Amortization of out of market power contracts	(16,401)	2,970	—	—	(13,431)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	12,769	5,040	221	—	18,030
Inventory	3,073	8,041	(60)	—	11,054
Prepayments and other current assets	1,783	1,755	(13,079)	37	(9,504)
Accounts payable	(31,810)	8,672	(17,789)	—	(40,927)
Accounts payable-affiliates	(1,697)	(165)	2,694	—	832
Accrued income taxes	—	—	(877)	(330)	(1,207)
Accrued property and sales taxes	(5,258)	622	46	—	(4,590)
Accrued salaries, benefits, and related costs	2,135	3,511	(2,496)	—	3,150
Accrued interest	(42,350)	(26,140)	4,501	(37)	(64,026)
Other current liabilities	(10,814)	5,635	(505,688)	—	(510,867)
Other assets and liabilities	(162)	(6,911)	431	—	(6,642)

Net Cash Provided (Used) by Operating Activities	(55,259)	8,913	(542,529)	—	(588,875)

Cash Flows from Investing Activities
Investments in subsidiaries	—	—	(1,530,536)	1,530,536	—
Decrease/(increase) in restricted cash	343,725	31,547	—	—	375,272
Decrease/(increase) in notes receivable	1,501	(11,118)	(1,170)	11,969	1,182
Capital expenditures	(2,977)	(7,583)	—	—	(10,560)
Investments in projects	(2,522)	—	—	—	(2,522)

Net Cash Provided (Used) by Investing Activities	339,727	12,846	(1,531,706)	1,542,505	363,372

Cash Flows from Financing Activities
Capital contributions from parent	1,530,536	—	—	(1,530,536)	—
Proceeds from issuance of long-term debt	—	—	2,450,000	—	2,450,000
Deferred debt issuance costs	—	(5)	(74,790)	—	(74,795)
Funded letter of credit	—	—	(250,000)	—	(250,000)
Principal payments on long-term debt	(1,713,871)	(6,092)	—	(11,969)	(1,731,932)

Net Cash Provided (Used) by Financing Activities	(183,335)	(6,097)	2,125,210	(1,542,505)	393,273

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(13,562)	—	—	(13,562)
Change in Cash from Discontinued Operations	—	1,033	—	—	1,033

Net Increase in Cash and Cash Equivalents	101,133	3,133	50,975	—	155,241
Cash and Cash Equivalents at Beginning of Period	194,376	157,301	44,305	—	395,982

Cash and Cash Equivalents at End of Period	$295,509	$160,434	$95,280	$—	$551,223

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Period January 1, 2003 Through December 5, 2003
Predecessor Company

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Operating Revenues
Revenues from majority-owned operations	$1,230,291	$522,467	$47,054	$(1,425)	$1,798,387

Operating Costs and Expenses
Cost of majority-owned operations	991,237	332,858	33,239	(1,425)	1,355,909
Depreciation and amortization	130,491	74,845	13,507	—	218,843
General, administrative and development	65,751	28,815	75,764	—	170,330
Other charges (credits)
Legal settlement	(9,369)	4,000	468,000	—	462,631
Fresh start reporting adjustments	—	—	(6,570,912)	2,452,276	(4,118,636)
Fresh start reporting adjustments — subsidiaries	—	—	2,452,276	(2,452,276)	—
Reorganization items	30,582	16,644	150,599	—	197,825
Restructuring and impairment charges	247,560	(121,604)	111,619	—	237,575

Total operating costs and expenses	1,456,252	335,558	(3,265,908)	(1,425)	(1,475,523)

Operating Income/(Loss)	(225,961)	186,909	3,312,962	—	3,273,910

Other Income (Expense)
Minority interest in (earnings)/losses of consolidated subsidiaries	—	—	—	—	—
Equity in earnings of consolidated subsidiaries	104,905	—	(18,356)	(86,549)	—
Equity in earnings of unconsolidated affiliates	107,254	64,850	(1,203)	—	170,901
Write downs and losses on sales of equity method investments	(16,285)	(125,945)	(4,894)	—	(147,124)
Other income, net	5,087	30,470	(15,429)	(919)	19,209
Interest expense	(135,837)	(83,135)	(111,836)	919	(329,889)

Total other income/(expense)	65,124	(113,760)	(151,718)	(86,549)	(286,903)

Income/(Loss) From Continuing Operations Before Income Taxes	(160,837)	73,149	3,161,244	(86,549)	2,987,007
Income Tax Expense/(Benefit)	(107,292)	(10,791)	156,012	—	37,929

Income/(Loss) From Continuing Operations	(53,545)	83,940	3,005,232	(86,549)	2,949,078
Income/(Loss) on Discontinued Operations, net of Income Taxes	(25,920)	82,074	(238,787)	—	(182,633)

Net Income/(Loss)	$(79,465)	$166,014	$2,766,445	$(86,549)	$2,766,445

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING BALANCE SHEETS

December 6, 2003
Reorganized Company

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$194,376	$157,301	$44,305	$—	$395,982
Restricted cash	348,023	145,024	—	—	493,047
Accounts receivable-trade, net	133,180	66,719	13,580	—	213,479
Xcel Energy settlement receivable	—	—	640,000	—	640,000
Current portion of notes receivable	1,500	311,559	30,274	(276,705)	66,628
Inventory	167,926	27,136	1,174	—	196,236
Derivative instruments valuation	161	—	—	—	161
Prepayments and other current assets	88,437	57,839	65,184	(919)	210,541
Current deferred income tax	—	2,822	—	(2,822)	—
Current assets — discontinued operations	(1,058)	129,042	(1,408)	—	126,576

Total current assets	932,545	897,442	793,109	(280,446)	2,342,650

Property, Plant and Equipment
In service	2,288,119	1,553,540	35,136	—	3,876,795
Under construction	17,888	113,977	138	—	132,003

Total property, plant and equipment	2,306,007	1,667,517	35,274	—	4,008,798
Less accumulated depreciation	—	—	—	—	—

Net property, plant and equipment	2,306,007	1,667,517	35,274	—	4,008,798

Other Assets
Investment in subsidiaries	604,809	—	2,327,927	(2,932,736)	—
Equity investments in affiliates	405,860	316,509	11,493	—	733,862
Notes receivable, less current portion — affiliates	9,419	322,366	—	(206,134)	125,651
Notes receivable, less current portion	385,517	204,124	1,290	84,000	674,931
Decommissioning fund investments	4,787	—	—	—	4,787
Deferred income taxes	57,887	—	—	(57,887)	—
Intangible assets, net	414,258	70,410	—	—	484,668
Derivative instruments valuation	—	66,442	—	—	66,442
Other assets	31,215	21,025	56,504	—	108,744
Non-current assets — discontinued operations	—	616,796	—	—	616,796

Total other assets	1,913,752	1,617,672	2,397,214	(3,112,757)	2,815,881

Total Assets	$5,152,304	$4,182,631	$3,225,597	$(3,393,203)	$9,167,329

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING BALANCE SHEETS — (Continued)

December 6, 2003
Reorganized Company

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$1,743,810	$782,944	—	$(30,000)	$2,496,754
Short-term debt	—	18,645	—	—	18,645
Accounts payable — trade	71,163	99,061	32,178	—	202,402
Accounts payable — affiliate	334,354	(208,464)	(105,157)	(7,368)	13,365
Accrued income tax	—	—	803	15,628	16,431
Accrued property, sales and other taxes	12,470	13,436	1,888	—	27,794
Accrued salaries, benefits and related costs	8,208	4,587	3,923	—	16,718
Accrued interest	44,907	31,785	—	(919)	75,773
Derivative instruments valuation	95	—	—	—	95
Creditor pool obligation	3,360	—	1,036,640	—	1,040,000
Other bankruptcy settlement	—	220,000	—	—	220,000
Current deferred income taxes	498	—	—	(498)	—
Other current liabilities	92,805	15,951	28,019	—	136,775
Current liabilities — discontinued operations	46	112,642	—	—	112,688

Total current liabilities	2,311,716	1,090,587	998,294	(23,157)	4,377,440
Other Liabilities
Long-term debt	10,999	1,312,875	8,651	(452,839)	879,686
Deferred income taxes	—	149,172	(212,196)	207,712	144,688
Postretirement and other benefit obligations	79,671	13,580	11,461	—	104,712
Derivative instruments valuation	—	155,709	—	—	155,709
Other long-term obligations	402,362	118,933	15,387	—	536,682
Non-current liabilities — discontinued operations	—	559,560	—	—	559,560

Total non-current liabilities	493,032	2,309,829	(176,697)	(245,127)	2,381,037

Total liabilities	2,804,748	3,400,416	821,597	(268,284)	6,758,477

Minority interest	—	4,852	—	—	4,852
Commitments and Contingencies
Stockholders’ Equity/(Deficit)	2,347,556	777,363	2,404,000	(3,124,919)	2,404,000

Total Liabilities and Stockholders’ Equity/(Deficit)	$5,152,304	$4,182,631	$3,225,597	$(3,393,203)	$9,167,329

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOW

For the Period January 1, 2003 Through December 5, 2003
Predecessor Company

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$(79,465)	$166,014	$2,766,445	$(86,549)	$2,766,445
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	(95,360)	(53,400)	20,739	86,549	(41,472)
Depreciation and amortization	131,399	111,794	13,507	—	256,700
Amortization of deferred financing costs	6,676	7,016	3,948	—	17,640
Write downs and losses on sales of equity method investments	16,284	130,654	—	—	146,938
Deferred income taxes and investment tax credits	(123,237)	(36,015)	181,544	(24,185)	(1,893)
Current tax expense — non cash contribution from members	(17,149)	(54,148)	—	71,297	—
Unrealized (gains)/losses on derivatives	(12,246)	(75,310)	29,540	23,400	(34,616)
Minority interest	—	2,177	—	—	2,177
Restructuring & impairment charges	273,138	93,516	41,723	—	408,377
Fresh start reporting adjustments	—	—	(3,895,541)	—	(3,895,541)
Gain on sale of discontinued operations	3,180	(198,666)	9,155	—	(186,331)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	59,168	(5,552)	(25,355)	—	28,261
Inventory	25,713	(14,512)	2,927	—	14,128
Prepayments and other current assets	(30,388)	8,599	(15,942)	919	(36,812)
Accounts payable	116,452	(57,004)	634,215	—	693,663
Accounts payable-affiliates	189,204	(52,324)	(20,346)	(161,551)	(45,017)
Accrued income taxes	—	—	68,356	(47,112)	21,244
Accrued property and sales taxes	(2,015)	(625)	(519)	—	(3,159)
Accrued salaries, benefits, and related costs	(41,037)	92,331	(10,604)	—	40,690
Accrued interest	(14,865)	54,773	119,592	(919)	158,581
Other current liabilities	29,631	46,438	(98,866)	—	(22,797)
Other assets and liabilities	15,940	(68,051)	3,414	—	(48,697)

Net Cash Provided (Used) by Operating Activities	451,023	97,705	(172,068)	(138,151)	238,509

Cash Flows from Investing Activities
Investment in subsidiaries	—	—	129,351	(129,351)	—
Proceeds from sale of discontinued operations	—	18,612	—	—	18,612
Proceeds from sale of investments	—	107,174	—	—	107,174
Proceeds from sale of turbines	—	—	70,717	—	70,717
(Increase) in trust funds	(13,971)	—	—	—	(13,971)
Decrease/(increase) in restricted cash	(197,692)	(54,803)	—	—	(252,495)
Decrease/(increase) in notes receivable	98,064	42,493	285	(142,495)	(1,653)
Capital expenditures	(55,833)	(6,450)	(51,219)	—	(113,502)
Investments in projects	(3,672)	(5,259)	8,370	—	(561)

Net Cash Provided (Used) by Investing Activities	(173,104)	101,767	157,504	(271,846)	(185,679)

Cash Flows from Financing Activities
Capital contributions from parent	(135,251)	(132,251)	—	267,502	—
Proceeds from issuance of long-term debt	—	39,988	—	—	39,988
Deferred debt issuance costs	(7,640)	(447)	(10,453)	—	(18,540)
Principal payments on long-term debt	(4,055)	(189,832)	—	142,495	(51,392)

Net Cash Provided (Used) by Financing Activities	(146,946)	(282,542)	(10,453)	409,997	(29,944)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(22,276)	—	—	(22,276)
Change in Cash from Discontinued Operations	—	34,512	—	—	34,512

Net Increase in Cash and Cash Equivalents	130,973	(70,834)	(25,017)	—	35,122
Cash and Cash Equivalents at Beginning of Period	63,403	228,135	69,322	—	360,860

Cash and Cash Equivalents at End of Period	$194,376	$157,301	$44,305	$—	$395,982

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002
Predecessor Company

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Operating Revenues
Revenues from majority-owned operations	$1,376,586	$510,434	$55,492	$(4,219)	$1,938,293

Operating Costs and Expenses
Cost of majority-owned operations	918,941	345,133	72,750	(4,378)	1,332,446
Depreciation and amortization	126,258	69,512	11,257	—	207,027
General, administrative and development	49,759	53,252	115,682	159	218,852
Other charges (credits) Restructuring and impairment charges	108,236	2,091,845	362,979	—	2,563,060

Total operating costs and expenses	1,203,194	2,559,742	562,668	(4,219)	4,321,385

Operating Income/ (Loss)	173,392	(2,049,308)	(507,176)	—	(2,383,092)

Other Income (Expense)
Minority interest in (earnings)/ losses of consolidated subsidiaries	—	—	—	—	—
Equity in earnings of consolidated subsidiaries	(690,627)	(454)	(2,944,968)	3,636,049	—
Equity in earnings of unconsolidated affiliates	17,786	50,398	812	—	68,996
Write downs and losses on sales of equity method investments	(16,255)	(182,035)	(2,182)	—	(200,472)
Other income, net	9,648	9,221	(4,127)	(3,311)	11,431
Interest expense	(142,775)	(115,741)	(196,977)	3,311	(452,182)

Total other income/ (expense)	(822,223)	(238,611)	(3,147,442)	3,636,049	(572,227)

Income/ (Loss) From Continuing Operations Before Income Taxes	(648,831)	(2,287,919)	(3,654,618)	3,636,049	(2,955,319)
Income Tax Expense/ (Benefit)	(1,905)	25,374	(190,336)	—	(166,867)

Income/ (Loss) From Continuing Operations	(646,926)	(2,313,293)	(3,464,282)	3,636,049	(2,788,452)
Income/ (Loss) on Discontinued Operations, net of Income Taxes	(25,328)	(650,502)	—	—	(675,830)

Net Income/ (Loss)	$(672,254)	$(2,963,795)	$(3,464,282)	$3,636,049	$(3,464,282)

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING BALANCE SHEETS

December 31, 2002
Predecessor Company

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$63,403	$228,135	$69,322	$—	$360,860
Restricted cash	150,331	61,635	—	—	211,966
Accounts receivable-trade, net	192,060	60,108	5,452	—	257,620
Current portion of notes receivable — affiliates	—	2,442	—	—	2,442
Current portion of notes receivable	479,284	84,319	—	(511,334)	52,269
Income tax receivable	—	—	68,356	(59,968)	8,388
Inventory	226,951	22,485	4,576	—	254,012
Derivative instruments valuation	28,761	—	30	—	28,791
Prepayments and other current assets	76,643	27,052	29,940	—	133,635
Current deferred income tax	12,359	(2,557)	—	(9,802)	—
Current assets — discontinued operations	(1,349)	239,863	—	—	238,514

Total current assets	1,228,443	723,482	177,676	(581,104)	1,548,497

Property, Plant and Equipment
In service	3,416,388	2,183,325	92,306	—	5,692,019
Under construction	64,407	486,560	60,224	—	611,191

Total property, plant and equipment	3,480,795	2,669,885	152,530	—	6,303,210
Less accumulated depreciation	(288,456)	(168,876)	(44,603)	—	(501,935)

Net property, plant and equipment	3,192,339	2,501,009	107,927	—	5,801,275

Other Assets
Investment in subsidiaries	111,400	—	2,535,759	(2,647,159)	—
Equity investments in affiliates	530,829	320,716	32,718	—	884,263
Notes receivable, less current portion — affiliates	9,538	142,014	—	—	151,552
Notes receivable, less current portion	5,678	776,905	31,849	(30,000)	784,432
Decommissioning fund investments	4,617	—	—	—	4,617
Intangible assets, net	25,349	48,634	1,148	—	75,131
Debt issuance costs, net	24,582	81,582	22,996	—	129,160
Derivative instruments valuation	9,601	48,460	32,705	—	90,766
Other assets	4,893	752	8,519	—	14,164
Non-current assets — discontinued operations	31,085	1,381,909	—	—	1,412,994

Total other assets	757,572	2,800,972	2,665,694	(2,677,159)	3,547,079

Total Assets	$5,178,354	$6,025,463	$2,951,297	$(3,258,263)	$10,896,851

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING BALANCE SHEETS — (Continued)

December 31, 2002
Predecessor Company

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Current portion of long-term debt	$1,716,451	$2,286,403	$2,998,280	$—	$7,001,134
Revolving line of credit	—	—	1,000,000	—	1,000,000
Short-term debt	—	15,849	14,215	—	30,064
Accounts payable — trade	85,343	300,960	153,693	—	539,996
Accounts payable — affiliate	486,161	408,723	(831,931)	(7,368)	55,585
Accrued income tax	—	—	—	—	—
Accrued property, sales and other taxes	2,015	21,737	519	—	24,271
Accrued salaries, benefits and related costs	5,709	7,950	3,185	—	16,844
Accrued interest	59,674	37,261	180,181	—	277,116
Derivative instruments valuation	13,334	13	92	—	13,439
Current deferred income taxes	—	—	—	—	—
Other current liabilities	8,737	12,876	83,728	—	105,341
Current liabilities — discontinued operations	8,512	757,109	—	—	765,621

Total current liabilities	2,385,936	3,848,881	3,601,962	(7,368)	9,829,411
Other Liabilities
Long-term debt	65,050	1,341,798	—	(625,334)	781,514
Deferred income taxes	(137,308)	(111,446)	(4,424)	328,064	74,886
Postretirement and other benefit obligations	35,678	11,479	20,338	—	67,495
Derivative instruments valuation	9,467	81,311	261	—	91,039
Other long-term obligations	38,208	78,027	29,359	—	145,594
Non-current liabilities — discontinued operations	—	602,600	—	—	602,600

Total non-current liabilities	11,095	2,003,769	45,534	(297,270)	1,763,128

Total liabilities	2,397,031	5,852,650	3,647,496	(304,638)	11,592,539

Minority interest	—	511	—	—	511
Commitments and Contingencies Stockholders’ Equity/(Deficit)	2,781,323	172,302	(696,199)	(2,953,625)	(696,199)

Total Liabilities and Stockholders’ Equity/(Deficit)	$5,178,354	$6,025,463	$2,951,297	$(3,258,263)	$10,896,851

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002
Predecessor Company

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$(672,254)	$(2,963,795)	$(3,464,282)	$3,636,049	$(3,464,282)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	689,451	(19,810)	2,944,156	(3,636,049)	(22,252)
Depreciation and amortization	131,876	143,491	11,256	—	286,623
Amortization of deferred financing costs	3,450	13,046	11,871	—	28,367
Write downs and losses on sales of equity method Investments	11,975	182,035	2,182	—	196,192
Deferred income taxes and investment tax credits	(44,442)	(9,847)	(130,273)	(45,572)	(230,134)
Current tax expense — non cash contribution from members	3,874	(27,477)	—	23,603	—
Unrealized (gains)/losses on derivatives	(18,439)	47,422	(31,726)	—	(2,743)
Minority interest	—	(19,325)	—	—	(19,325)
Amortization of out of market power contracts	(89,415)	—	—	—	(89,415)
Restructuring & impairment charges	109,207	2,760,390	274,912	—	3,144,509
Gain on sale of discontinued operations	—	(2,814)	—	—	(2,814)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	(72,106)	29,883	26,736	—	(15,487)
Accounts receivable-affiliates	1,100	1,171	—	—	2,271
Inventory	49,795	(7,185)	(14)	—	42,596
Prepayments and other current assets	(44,999)	13,412	(26,781)	—	(58,368)
Accounts payable	(38,789)	180,682	137,007	—	278,900
Accounts payable-affiliates	358,032	417,072	(728,193)	138	47,049
Accrued income taxes	—	—	22,168	21,969	44,137
Accrued property and sales taxes	(7,678)	34,634	525	—	27,481
Accrued salaries, benefits, and related costs	(8,253)	2,708	(19,367)	—	(24,912)
Accrued interest	33,985	40,488	128,761	—	203,234
Other current liabilities	7,516	(8,560)	48,736	—	47,692
Other assets and liabilities	(4,428)	10,818	4,333	—	10,723

Net Cash Provided (Used) by Operating Activities	399,458	818,439	(787,993)	138	430,042

Cash Flows from Investing Activities
Acquisitions, net of liabilities assumed	—	—	—	—	—
Proceeds from sale of discontinued operations	—	160,791	—	—	160,791
Proceeds from sale of investments	—	68,517	—	—	68,517
Proceeds from sale of turbines	—	—	—	—	—
(Increase) in trust funds	—	—	—	—	—
Decrease/(increase) in restricted cash	(138,798)	(109,004)	50,000	—	(197,802)
Decrease/(increase) in notes receivable	(28,247)	(230,733)	(29,728)	79,464	(209,244)
Capital expenditures	(92,003)	(1,349,163)	1,433	—	(1,439,733)
Investments in projects	(36,047)	(25,896)	(2,053)	—	(63,996)
Investment in subsidiaries	(27,967)	—	(145,732)	173,699	—
Distributions from subsidiaries	—	—	216,751	(216,751)	—

Net Cash Provided (Used) by Investing Activities	(323,062)	(1,485,488)	90,671	36,412	(1,681,467)

Cash Flows from Financing Activities
Net borrowings under line of credit agreement	(40,000)	—	830,000	—	790,000
Proceeds from issuance of stock	—	—	4,065	—	4,065
Proceeds from issuance of corporate units (warrants)	—	—	—	—	—
Proceeds from issuance of short term debt	—	—	—	—	—
Capital contributions from parent	81,427	92,487	500,000	(173,914)	500,000
Distributions to parent	—	(216,751)	—	216,751	—
Proceeds from issuance of long-term debt	37,869	963,000	165,288	(79,387)	1,086,770
Principal payments on long-term debt	(99,331)	(92,174)	(740,000)	—	(931,505)

Net Cash Provided (Used) by Financing Activities	(20,035)	746,562	759,353	(36,550)	1,449,330

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,092)	20,426	5,616	—	24,950
Change in Cash from Discontinued Operations	—	51,267	—	—	51,267

Net Increase in Cash and Cash Equivalents	55,269	151,206	67,647	—	274,122
Cash and Cash Equivalents at Beginning of Period	8,134	76,929	1,675	—	86,738

Cash and Cash Equivalents at End of Period	$63,403	$228,135	$69,322	$—	$360,860

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001
Predecessor Company

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Operating Revenues
Revenues from majority-owned operations	$1,639,596	$416,015	$39,525	$(9,786)	$2,085,350

Operating Costs and Expenses
Cost of majority-owned operations	1,066,107	319,042	125	(9,884)	1,375,390
Depreciation and amortization	102,823	32,577	5,576	—	140,976
General, administrative and development	44,083	33,215	109,769	98	187,165

Total operating costs and expenses	1,213,013	384,834	115,470	(9,786)	1,703,531

Operating Income/ (Loss)	426,583	31,181	(75,945)	—	381,819

Other Income (Expense)
Minority interest in (earnings)/ losses of consolidated subsidiaries	—	—	—	—	—
Equity earnings in consolidated subsidiaries	100,330	(323)	409,872	(509,879)	—
Equity in earnings of unconsolidated affiliates	143,141	68,117	(1,226)	—	210,032
Write downs and losses on sales of equity method investments	—	—	—	—	—
Other income, net	16,718	5,753	3,349	(2,837)	22,983
Interest expense	(144,897)	(20,622)	(201,429)	2,837	(364,111)

Total other income/(expense)	115,292	52,925	210,566	(509,879)	(131,096)

Income/ (Loss) From Continuing Operations Before Income Taxes	541,875	84,106	134,621	(509,879)	250,723
Income Tax Expense/(Benefit)	140,691	30,113	(130,583)	—	40,221

Income/ (Loss) From Continuing Operations	401,184	53,993	265,204	(509,879)	210,502

Income/ (Loss) on Discontinued Operations, net of Income Taxes	120	54,582	—	—	54,702

Net Income/(Loss)	$401,304	$108,575	$265,204	$(509,879)	$265,204

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001
Predecessor Company

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(1)	Balance

	(In thousands)
Cash Flows from Operating Activities
Net income/(loss)	$401,304	$108,575	$265,204	$(509,879)	$265,204
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Distributions in excess of (less than) equity earnings of unconsolidated affiliates	(100,199)	(119,002)	(271,447)	371,646	(119,002)
Depreciation and amortization	106,995	99,922	5,576	—	212,493
Amortization of deferred financing costs	1,571	2,140	6,957	—	10,668
Deferred income taxes and investment tax credits	24,908	8,379	(57,717)	69,986	45,556
Current tax expense — non cash contribution from members	99,022	(12,221)	—	(86,801)	—
Unrealized (gains)/losses on derivatives	31,711	(3,218)	(41,750)	—	(13,257)
Minority interest	—	6,564	—	—	6,564
Amortization of out of market power contracts	(54,963)	—	—	—	(54,963)
Cash provided by (used in) changes in certain working capital items, net of effects from acquisitions and dispositions
Accounts receivable, net	98,003	1,506	(9,986)	—	89,523
Inventory	(102,424)	(6,146)	(2,561)	—	(111,131)
Prepayments and other current assets	(5,593)	(29,040)	(1,897)	—	(36,530)
Accounts payable	3,086	(12,374)	4,776	—	(4,512)
Accounts payable-affiliates	(119,294)	(213,323)	132,946	204,660	4,989
Accrued income taxes	—	—	(91,947)	16,815	(75,132)
Accrued property and sales taxes	5,128	(1,061)	(13)	—	4,054
Accrued salaries, benefits, and related costs	7,388	3,598	4,799	—	15,785
Accrued interest	1,276	6,299	28,062	—	35,637
Other current liabilities	46,796	10,153	25,805	—	82,754
Other assets and liabilities	(49,596)	(25,093)	(7,997)	—	(82,686)

Net Cash Provided (Used) by Operating Activities	395,119	(174,342)	(11,190)	66,427	276,014

Cash Flows from Investing Activities
Acquisitions, net of liabilities assumed	(649,538)	—	(2,163,579)	—	(2,813,117)
Proceeds from sale of investments	—	4,063	—	—	4,063
Decrease/(increase) in restricted cash	(5,037)	(44,670)	(50,000)	—	(99,707)
Decrease/(increase) in notes receivable	36,073	16,769	506	(8,257)	45,091
Capital expenditures	(124,175)	(928,495)	(269,460)	—	(1,322,130)
Investments in projects	(124,850)	34,412	6,947	(66,350)	(149,841)
Investments in subsidiaries	(24,050)	—	(626,436)	650,486	—
Distributions from subsidiaries	—	—	418,000	(418,000)	—

Net Cash Provided (Used) by Investing Activities	(891,577)	(917,921)	(2,684,022)	157,879	(4,335,641)

Cash Flows from Financing Activities
Net borrowings under line of credit agreement	40,000	—	162,000	—	202,000
Proceeds from issuance of stock	—	—	475,464	—	475,464
Proceeds from issuance of corporate units (warrants)	—	—	4,080	—	4,080
Proceeds from issuance of short term debt	—	22,156	600,000	—	622,156
Capital contributions from parent	551,424	99,062	—	(650,486)	—
Distributions to parent	(418,000)	—	—	418,000	—
Proceeds from issuance of long-term debt	445,397	1,342,166	1,472,274	8,180	3,268,017
Principal payments on long-term debt	(118,480)	(279,736)	(19,955)	—	(418,171)

Net Cash Provided (Used) by Financing Activities	500,341	1,183,648	2,693,863	(224,306)	4,153,546

Effect of Exchange Rate Changes on Cash and Cash Equivalents	922	(3,977)	—	—	(3,055)
Change in Cash from Discontinued Operations	—	(40,873)	—	—	(40,873)

Net Increase (Decrease) in Cash and Cash Equivalents	4,805	46,535	(1,349)	—	49,991
Cash and Cash Equivalents at Beginning of Period	3,329	30,394	3,024	—	36,747

Cash and Cash Equivalents at End of Period	$8,134	$76,929	$1,675	$—	$86,738

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 31 — Subsequent Event

      On May 13, 2004 we completed the sale of our 63% interest in Hsin Yu to Asia Pacific Energy Development Co., Ltd or “APED,” which resulted in net cash proceeds of approximately $1.0 million and a net gain of approximately $10.0 million.

      LSP Energy — Batesville — In August, 2004 we completed the sale of our 100 percent interest in an 837 megawatt generating plant in Batesville, Mississippi to Complete Energy Partners, LLC. We realized cash proceeds of $27.6 million.

      Kendall — In December, 2004 we completed the sale of Kendall, a 1,160 megawatt generating plant to an affiliate of LS Power Associates, L.P. We have the right to reacquire a 40% interest in the plant within a 10-year period, for a nominal amount, therefore the transaction is being treated as a partial sale for accounting purposes. We realized cash proceeds of $1.0 million and a net loss of approximately $24.5 million, which was recorded in the third quarter of 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of NRG Energy, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated March 10, 2004, except as to Notes 6, 20, 30 and 31, which are as of December 6, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K Amendment No. 3. In our opinion, this financial statement schedule for the period from December 6, 2003 to December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 10, 2004, except as to
Notes 6, 20, 30 and 31,
which are as of December 6, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of NRG Energy, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated March 10, 2004, except as to Notes 6, 20, 30 and 31, which are as of December 6, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K Amendment No. 3. In our opinion, this financial statement schedule for the period from January 1, 2003 to December 5, 2003 and for the two years ended December 31, 2002, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 10, 2004, except as to
Notes 6, 20, 30 and 31,
which are as of December 6, 2004.

NRG ENERGY, INC.

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(In thousands)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Predecessor Company
Year ended December 31, 2001	$21,199	$—	$—	$(7,565)	$13,634
Year ended December 31, 2002	13,634	4,529	—	—	18,163
January 1 — December 5, 2003	18,163	15,576	—	(33,739)	— *
Reorganized NRG December 6 — December 31, 2003	$—	$—	$—	$—	$—

*	December 6, 2003 — Fresh Start Balance

		Additions

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to		End of
Description	Period	Expenses	Other	Deductions	Period

	(In thousands)
Income tax valuation allowance, deducted from deferred tax assets in the balance sheet:
Predecessor Company
Year ended December 31, 2001	$50,057	$21,389	$—	$—	$71,446
Year ended December 31, 2002	71,446	1,006,540	92,315	—	1,170,301
January 1 — December 5, 2003	1,170,301	71,315	—	—	1,241,616 *
Reorganized NRG December 6 — December 31, 2003	$1,241,616	$(515)	$—	$—	$1,241,101

*	December 6, 2003 — Fresh Start Balance

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC.
(Registrant)

/s/ DAVID CRANE

David Crane,

Chief Executive Officer

Date: December 7, 2004

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation.(2)
3.2		Amended and Restated By-Laws.(8)
4.1		Indenture dated as of December 23, 2003 by and among NRG Energy, Inc., certain subsidiaries of NRG Energy, Inc. and Law Debenture Trust Company of New York, as Trustee, re: NRG Energy, Inc.’s 8% Second Priority Senior Secured Notes due 2013.(2)
4.2		Purchase Agreement dated as of December 17, 2003 by and among NRG Energy, Inc., as Issuer, certain subsidiaries of NRG Energy, Inc., as guarantors, and Lehman Brothers, Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Initial Purchasers, re: $1,250,000,000 8% Second Priority Senior Secured Notes due 2013.(2)
4.3		Registration Rights Agreement dated as of December 23, 2003 by and among NRG Energy, Inc,.as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Lehman Brothers Inc., Credit Suisse First Boston LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Initial Purchasers.(2)
4.4		Purchase Agreement dated as of January 21, 2003 by and among NRG Energy, as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Credit Suisse First Boston LLC and Lehman Brothers, Inc., as Initial Purchasers, re: $475,000,000 8% Second Priority Senior Secured Notes due 2013.(2)
4.5		Registration Rights Agreement dated as of January 28, 2004 by and among NRG Energy, Inc., as Issuer, certain subsidiaries of NRG Energy, Inc., as Guarantors, and Credit Suisse First Boston LLC and Lehman Brothers, Inc., as Initial Purchasers.(2)
4.6		$1,450,000,000 Credit Agreement dated as of December 23, 2003 among NRG Energy, Inc. NRG Power Marketing, Inc., the Lenders party thereto, and Credit Suisse First Boston, acting through its Cayman Islands Branch, and Lehman Brothers Inc., as joint lead book runners and joint lead arrangers, Credit Suisse First Boston, acting though its Cayman Islands Branch, as administrative agent, General Electric Capital Corporation, as revolver agent, and Lehman Commercial Paper Inc., as syndication agent.(2)
4.7		Guarantee and Collateral Agreement made by NRG Energy, Inc., NRG Power Marketing, Inc. and certain of the subsidiaries of NRG Energy, Inc. in favor of Deutsche Bank Trust Company Americas, as Collateral Trustee, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, and Law Debenture Trust Company of New York, as Trustee.(2)
4.8		Collateral Trust Agreement dated as of December 23, 2003 among NRG Energy, Inc., NRG Power Marketing, Inc., the Guarantors from time to time party hereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, Law Debenture Trust Company of New York, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Trustee.(2)
4.9		Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.(2)
4.10		Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.(2)
4.11		NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.(2)
4.12		Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.(4)
10	.1*	Employment Agreement dated November 10, 2003 between NRG Energy, Inc. and David Crane.(2)

10.2		Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.(5)
10.3		Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.(5)
10.4		Asset Sales Agreement, dated December 23, 1998, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(6)
10.5		Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for the Arthur Kill generating plants and Astoria gas turbines, dated January 27, 1999, between NRG Energy and Consolidated Edison Company of New York, Inc.(6)
10.6		Amendment to the Asset Sales Agreement, dated June 11, 1999, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(6)
10.7		Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.(7)
10.8		First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.(7)
10	.9*	Key Executive Retention, Restructuring Bonus and Severance Agreement between NRG Energy, Inc. and Scott J. Davido dated July 1, 2003.(2)
10	.10*	Severance Agreement between NRG Energy, Inc. and Ershel Redd Jr. dated January 30, 2003.(4)
10	.11*	Severance Agreement between NRG Energy and William Pieper dated March 1, 2003.(2)
10	.12*	Severance Agreement between NRG Energy, Inc. and George Schaefer dated December 18, 2002.(4)
10	.13*	Severance Agreement between NRG Energy and John P. Brewster dated July 23, 2003.(2)
10.14		Registration Rights Agreement, dated December 5, 2003, among NRG Energy, Inc. and the holders of NRG Energy, Inc. common stock named therein.(3)
21		Subsidiaries of NRG Energy. Inc.(2)
23.1		Consent of PricewaterhouseCoopers LLP.(1)
31.1		Rule 13a-14(a)/15d-14(a) certification of David Crane.(1)
31.2		Rule 13a-14(a)/15d-14(a) certification of Robert Flexon.(1)
31.3		Rule 13a-14(a)/15d-14(a) certification of James Ingoldsby.(1)
32		Section 1350 Certification.(1)
99.1		Financial Statements of “West Coast Power.”(2)
99.2		Financial Statements of Louisiana Generating LLC for the year ended December 31, 2003.(3)
99.3		Financial Statements of NRG Northeast Generating LLC for the year ended December 31, 2003.(3)
99.4		Financial Statements of Indian River Power LLC for the year ended December 31, 2003.(3)
99.5		Financial Statements of NRG MidAtlantic Generating LLC for the year ended December 31, 2003.(3)
99.6		Financial Statements of NRG South Central Generating LLC for the year ended December 31, 2003.(3)

99.7	Financial Statements of NRG Eastern LLC for the year ended December 31, 2003.(3)
99.8	Financial Statements of Northeast Generation Holding LLC for the year ended December 31, 2003.(3)
99.9	Financial Statements of NRG International LLC for the year ended December 31, 2003.(3)

*	Exhibit relates to compensation arrangements.

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 16, 2004.

(3)	Incorporated herein by reference to NRG Energy Inc.’s Amendment No. 2 to its annual report on Form 10-K filed on November 3, 2004.

(4)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 31, 2003.

(5)	Incorporated herein by reference to NRG Energy’s Registration Statement on Form S-1, as amended, Registration No. 333-33397.

(6)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 19, 2003.

(8)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.