Form 10-K/A
period 2005-12-31
NRG ENERGY, INC.
filed 2006-03-27
CIK 1013871

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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 21, 2006
Common Stock, par value $0.01 per share	136,975,275

NRG ENERGY, INC. AND SUBSIDIARIES
INDEX

Page No.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
SIGNATURES	4
EXHIBIT INDEX	5
EX-23.3: CONSENT OF PRICEWATERHOUSECOOPERS LLP.
EX-23.4: CONSENT OF DELOITTE & TOUCHE GMBH
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32: CERTIFICATION
EX-99.1: FINANCIAL STATEMENTS OF WEST COAST POWER LLC
EX-99.2: FINANCIAL STATEMENTS OF MITTELDEUTSCHE BRAUNKOHLENGESELLSCHAFT MBH

We are amending our Form 10-K as filed on March 7, 2006 in order to file certain financial statements as exhibits, pursuant to Rule 3-09 of Regulation S-X. We have attached to this Form 10-K/A exhibits 99.1 and 99.2 the audited financial statements of two equity investments in unconsolidated affiliates which are considered significant (as defined by Rule 3-09). These affiliates are:
1.	West Coast Power LLC (exhibit 99.1)

2.	Mitteldeutsche Braunkohlengesellschaft mbH (exhibit 99.2)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC.
(Registrant)

/s/ DAVID W. CRANE

David W. Crane,
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT C. FLEXON

Robert C. Flexon,
Chief Financial Officer
(Principal Financial Officer)

/s/ JAMES J. INGOLDSBY

James J. Ingoldsby,
Controller
(Principal Accounting Officer)
Date: March 27, 2006

EXHIBIT INDEX

2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.(7)
2.2	First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.(7)
2.3	Acquisition Agreement, dated as of September 30, 2005, by and among NRG Energy, Inc., Texas Genco LLC and the Direct and Indirect Owners of Texas Genco LLC.(16)
3.1	Amended and Restated Certificate of Incorporation.(21)
3.2	Amended and Restated By-Laws.(8)
3.3	Certificate of Designation of 4.0% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 20, 2004.(10)
3.4	Certificate of Designations of 3.625% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 11, 2005. (22)
3.5	Certificate of Designations of 5.75% Mandatory Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 27, 2006. (24)
4.1	Supplemental Indenture dated as of December 30, 2005, among NRG Energy, Inc., the subsidiary guarantors named on Schedule A thereto and Law Debenture Trust Company of New York, as trustee. (18)
4.2	Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.(2)
4.3	Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.(2)
4.4	NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.(2)
4.5	Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.(4)
4.6	Registration Rights Agreement, dated December 21, 2004, by and among NRG Energy, Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.(9)
4.7	Specimen of Certificate representing common stock of NRG Energy, Inc.(25)
4.8	Indenture, dated February 2, 2006, among NRG Energy, Inc. and Law Debenture Trust Company of New York.(26)
4.9	First Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014. (26)
4.10	Second Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016. (26)
4.11	Form of 7.250% Senior Note due 2014.(26)
4.12	Form of 7.375% Senior Note due 2016.(26)
10.1*	Employment Agreement, dated November 10, 2003, between NRG Energy, Inc. and David Crane.(2)
10.2	Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.(5)
10.3	Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.(5)
10.4	Asset Sales Agreement, dated December 23, 1998, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(6)
10.5	Amendment to the Asset Sales Agreement, dated June 11, 1999, between NRG Energy, Inc., and Niagara Mohawk Power Corporation.(6)
10.6*	Severance Agreement between NRG Energy, Inc. and George Schaefer dated December 18, 2002.(4)
10.7*	Severance Agreement between NRG Energy, Inc. and John P. Brewster dated July 23, 2003.(2)
10.8	Stock Purchase Agreement dated December 13, 2004, by and among NRG Energy, Inc. and MatlinPatterson Global Advisers LLC, MatlinPatterson Global Opportunities Partners, L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P.(11)
10.9*	NEO 2004 AIP Payout and 2005 Base Salary Table.(8)
10.10*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Officers and Key Management.(20)

10.11*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.(20)
10.12*	NRG Energy, Inc. Long-Term Incentive Plan.(15)
10.13*	Form of NRG Energy, Inc. Long-Term Incentive Plan Non-Qualified Stock Option Agreement.(12)
10.14*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.(12)
10.15*	Form of NRG Energy, Inc. Long Term Incentive Plan Performance Unit Agreement. (17)
10.16*	Annual Incentive Plan for Designated Corporate Officers.(13)
10.17*	Letter Agreement, dated March 5, 2004, between NRG Energy, Inc. and John P. Brewster.(14)
10.18*	Letter Agreement, dated March 5, 2004, between NRG Energy, Inc. and Timothy W. O’Brien.(14)
10.19*	Letter Agreement, dated February 19, 2004, between NRG Energy, Inc. and Robert C. Flexon.(14)
10.20	Railroad Car Full Service Master Leasing Agreement, dated as of February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.(20)
10.21	Commitment Letter, dated February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.(20)
10.22*	Summary of Director Compensation.(20)
10.23	Purchase Agreement (West Coast Power) dated as of December 27, 2005, by and among NRG Energy, Inc., NRG West Coast LLC (Buyer), DPC II Inc. (Seller) and Dynegy, Inc.(19)
10.24	Purchase Agreement (Rocky Road Power), dated as of December 27, 2005, by and among Termo Santander Holding, L.L.C. (Buyer), Dynegy, Inc., NRG Rocky Road LLC (Seller) and NRG Energy, Inc.(19)
10.25*	August 1, 2005 Executive Officer Grant Table.(23)
10.26*	Letter Agreement, dated June 21, 2005, between NRG Energy, Inc. and Kevin T. Howell. (23)
10.27	Stock Purchase Agreement, dated as of August 10, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(22)
10.28	Accelerated Share Repurchase Agreement, dated as of August 11, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(22)
10.29	Credit Agreement, dated February 2, 2006, among NRG, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc., as joint lead Book Runners, Joint Lead Arrangers and Co-Documentation Agents, Morgan Stanley & Co. Incorporated, as Collateral Agent, and Citigroup Global Markets Inc., as Syndication Agent.(26)
10.30	Investor Rights Agreement, dated as of February 2, 2006, by and among NRG Energy, Inc. and Certain Stockholders of NRG Energy, Inc. set forth therein.(27)
10.31	Amended and Restated Master Power Purchase and Sale Agreement, dated February 2, 2006, by and between J. Aron & Company and Texas Genco II, LP (including the cover sheet and confirmation letter thereto) (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).(1)
10.32	Terms and Conditions of Sale, dated as of October 5, 2005, between Texas Genco II LP and FreightCar America, Inc., (including the Proposal Letter and Amendment thereto) (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).(1)
10.33*	Employment Agreement, dated March 3, 2006, between NRG Energy, Inc. and David Crane.(1)
10.34*	NEO 2005 AIP Payout and 2006 Base Salary Table. (1)
21	Subsidiaries of NRG Energy, Inc. (1)
23.1	Consent of KPMG LLP. (28)
23.2	Consent of PricewaterhouseCoopers LLP. (28)
23.3	Consent of PricewaterhouseCoopers LLP. (with respect to West Coast Power LLC) (29)
23.4	Consent of Deloitte & Touche GmbH. (with respect to Mitteldeutsche Braunkohlengesellschaft mbH) (29)
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane. (29)
31.2	Rule 13a-14(a)/15d-14(a) certification of Robert C. Flexon. (29)
31.3	Rule 13a-14(a)/15d-14(a) certification of James J. Ingoldsby. (29)
32	Section 1350 Certification. (29)
99.1	Financial Statements of West Coast Power LLC. (29)
99.2	Financial Statements of Mitteldeutsche Braunkohlengesellschaft mbH. (29)

*	Exhibit relates to compensation arrangements.

(1)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 7, 2006.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 16, 2004.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s Amendment No. 2 to its annual report on Form 10-K filed on November 3, 2004.

(4)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 31, 2003.

(5)	Incorporated herein by reference to NRG Energy, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-33397.

(6)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 19, 2003.

(8)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on March 3, 2005.

(9)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 27, 2004.

(10)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 27, 2004.

(11)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K/ A filed on December 14, 2004.

(12)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated herein by reference to NRG Energy, Inc.’s 2004 proxy statement on Schedule 14A filed on July 12, 2004.

(14)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

(15)	Incorporated herein by reference to NRG Energy, Inc.’s Registration Statement on Form S-8, Registration No. 333-114007.

(16)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 3, 2005.

(17)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

(18)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on January 4, 2006.

(19)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 28, 2005.

(20)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 30, 2005.

(21)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 24, 2005.

(22)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 11, 2005.

(23)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 3, 2005.

(24)	Incorporated herein by reference to NRG Energy, Inc.’s Form 8-A filed on January 27, 2006.

(25)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on January 27, 2006.

(26)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 6, 2006.

(27)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 8, 2006.

(28)	Filed with NRG Energy, Inc.’s Annual Report on Form 10-K filed on March 7, 2006.

(29)	Filed herewith.