Form 10-K
period 2007-12-31
NRG ENERGY, INC.
filed 2008-02-28
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007.
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
(Registrant’s telephone number, including area code:)

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $9,869,468,545 based on the closing sale price of $41.57 as reported on the New York Stock Exchange.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 25, 2008

Common Stock, par value $0.01 per share	236,442,274

Documents Incorporated by Reference:

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 14, 2008

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Acquisition	February 2, 2006 acquisition of Texas Genco LLC, now referred to as the Company’s Texas region

AMA	Administrative Management Agreement between NRG Development Company, Inc. and West Coast Power, LLC

APB	Accounting Principles Board

APB 18	APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”

Average gross heat rate	The product of dividing (a) fuel consumed in BTU’s by (b) KWh generated

BART	Best Available Retrofit Technology

Baseload capacity	Electric power generation capacity normally expected to serve loads on an around-the-clock basis throughout the calendar year

BTA	Best Technology Available

BTU	British Thermal Unit

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAISO	California Independent System Operator

CAMR	Clean Air Mercury Rule

Capacity factor	The ratio of the actual net electricity generated to the energy that could have been generated at continuous full-power operation during the year

Capital Allocation Program	Share repurchase program announced in August 2006

CDWR	California Department of Water Resources

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act

CL&P	Connecticut Light & Power

CO2	Carbon dioxide

COLA	Combined Construction and Operating License Application

CPUC	California Public Utilities Commission

DNREC	Delaware Department of Natural Resources and Environmental Control

DPUC	Department of Public Utility Control

EAF	Measures the percentage of maximum generation available over time as the fraction of net maximum generation that could be provided over a defined period of time after all types of outages and deratings, including seasonal deratings, are taken into account

EFOR	Equivalent Forced Outage Rates — considers the equivalent impact that forced de-ratings have in addition to full forced outages

EITF	Emerging Issues Task Force

EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”

EPAct of 2005	Energy Policy Act of 2005

EPC	Engineering, Procurement and Construction

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERO	Energy Reliability Organization

EWG	Exempt Wholesale Generator

Expected annual baseload generation	The net baseload capacity limited by economic factors (relationship between cost of generation and market price) and reliability factors (scheduled and unplanned outages)

FASB	Financial Accounting Standards Board, the designated organization for establishing standards for financial accounting and reporting

FCM	Forward Capacity Market

FERC	Federal Energy Regulatory Commission

FIN	FASB Interpretation

FIN 45	FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

FIP	Federal Implementation Plan

Fresh Start	Reporting requirements as defined by SOP 90-7

GHG	Greenhouse Gases

Hedge Reset	Net settlement of long-term power contracts and gas swaps by negotiating prices to current market completed in November 2006

ICT	Independent Coordinator of Transmission

IGCC	Integrated Gasification Combined Cycle

IRS	Internal Revenue Service

ISO	Independent System Operator, also referred to as Regional Transmission Organizations, or RTO

ISO-NE	ISO New England, Inc.

ITISA	Itiquira Energetica S.A.

kW	Kilowatts

kWh	Kilowatt-hours

LFRM	Locational Forward Reserve Market

LIBOR	London Inter-Bank Offer Rate

LMP	Locational Marginal Prices

MADEP	Massachusetts Department of Environmental Protection

Merit Order	A term used for the ranking of power stations in order of ascending marginal cost

MIBRAG	Mitteldeutsche Braunkohlengesellschaft mbH

Moody’s	Moody’s Investors Services, Inc., a credit rating agency

MMBtu	Million British Thermal Units

MRTU	Market Redesign and Technology Upgrade

MW	Megawatts

MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours

NAAQS	National Ambient Air Quality Standards

Net baseload capacity	Nominal summer net megawatt capacity of power generation adjusted for ownership and parasitic load, and excluding capacity from mothballed units as of December 31, 2007

Net Capacity Factor	Net actual generation divided by net maximum capacity for the period hours

Net Generating Capacity	Nominal summer capacity, net of auxiliary power

New York Rest of State	New York State excluding New York City

NiMo	Niagara Mohawk Power Corporation

NOx	Nitrogen oxide

NOL	Net Operating Loss

NOV	Notice of Violation

NRC	United States Nuclear Regulatory Commission

NSR	New Source Review

NYPA	New York Power Authority

NYISO	New York Independent System Operator

NYSDEC	New York Department of Environmental Conservation

OCI	Other Comprehensive Income

OTC	Ozone Transport Commission

Phase II 316(b) Rule	A section of the Clean Water Act regulating cooling water intake structures

PJM	PJM Interconnection, LLC

PJM Market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

PMI	NRG Power Marketing, LLC, a wholly-owned subsidiary of NRG which procures transportation and fuel for the Company’s generation facilities, sells the power from these facilities, and manages all commodity trading and hedging for NRG

Powder River Basin, or PRB, Coal	Coal produced in the northeastern Wyoming and southeastern Montana, which has low sulfur content

PPA	Power Purchase Agreement

PSD	Prevention of Significant Deterioration

PUCT	Public Utility Commission of Texas

PUHCA	Public Utility Holding Company Act of 2005

PURPA	Public Utility Regulatory Policy Act of 2005

Repowering	Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency

RepoweringNRG	NRG’s program designed to develop, finance, construct and operate new, highly efficient, environmentally responsible capacity over the next decade

RFP	Request for proposal

RGGI	Regional Greenhouse Gas Initiative

RMR	Reliability Must-Run

ROIC	Return on invested capital

RTO	Regional Transmission Organization, also referred to as an ISO

S&P	Standard & Poor’s, a credit rating agency

SARA	Superfund Amendments and Reauthorization Act of 1986

Sarbanes-Oxley	Sarbanes — Oxley Act of 2002

Schkopau	Kraftwerk Schkopau Betriebsgesellschaft mbH, an entity in which NRG has a 41.9% interest

SCR	Selective Catalytic Reduction

SEC	United States Securities and Exchange Commission

SERC	Southeastern Electric Reliability Council/Entergy

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 157	SFAS No. 157, “Fair Value Measurement”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”

SO2	Sulfur dioxide

SOP	Statement of Position issued by the American Institute of Certified Public Accountants

SOP 90-7	Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”

STP	South Texas Project — Nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest

STPNOC	South Texas Project Nuclear Operating Company

TCEQ	Texas Commission on Environmental Quality

Texas Genco	Texas Genco LLC, now referred to as the Company’s Texas region

Tonnes	Metric tonnes, which are units of mass or weight in the metric system each equal to 2,205 lbs and are the global measurement for GHG

Uprate	A sustainable increase in the electrical rating of a generating facility

US	United States of America

USEPA	United States Environmental Protection Agency

U.S. GAAP	Accounting principles generally accepted in the United States

VAR	Value at Risk

VOC	Volatile Organic Carbon

WCP	WCP (Generation) Holdings, Inc.

PART I

Item 1 —	Business

General

NRG Energy, Inc., or NRG or the Company, is a wholesale power generation company with a significant presence in major competitive power markets in the United States. NRG is engaged in the ownership, development, construction and operation of power generation facilities, the transacting in and trading of fuel and transportation services, and the trading of energy, capacity and related products in the United States and select international markets. As of December 31, 2007, NRG had a total global portfolio of 191 active operating generation units at 49 power generation plants, with an aggregate generation capacity of approximately 24,115 MW, and approximately 740 MW under construction which includes partners’ interests. Within the United States, NRG has one of the largest and most diversified power generation portfolios in terms of geography, fuel-type and dispatch levels, with approximately 22,880 MW of generation capacity in 175 active generating units at 43 plants. These power generation facilities are primarily located in Texas (approximately 10,805 MW), the Northeast (approximately 6,980 MW), South Central (approximately 2,850 MW), and West (approximately 2,130 MW) regions of the United States, with approximately 115 MW of additional generation capacity from the Company’s thermal assets. NRG’s principal domestic power plants consist of a mix of natural gas-, coal-, oil-fired and nuclear facilities, representing approximately 46%, 33%, 16% and 5% of the Company’s total domestic generation capacity, respectively. In addition, 15% of NRG’s domestic generating facilities have dual or multiple fuel capacity, which allows plants to dispatch with the lowest cost fuel option. NRG’s domestic generation facilities consist of baseload, intermediate and peaking power generation facilities, the ranking of which is referred to as Merit Order, and include thermal energy production plants. The sale of capacity and power from baseload generation facilities accounts for the majority of the Company’s revenues and provides a stable source of cash flow. In addition, NRG’s generation portfolio provides the Company with opportunities to capture additional revenues by selling power during periods of peak demand, offering capacity or similar products to retail electric providers and others, and providing ancillary services to support system reliability.

NRG’s Major Initiatives

The Company’s strategy is reflected in its five major initiatives, four of which were announced and began implementation in 2006. The fifth, “Focus on ROIC @NRG”, or FORNRG, successfully concluded its third year in 2007. NRG’s five major initiatives, described below, are designed to enhance the Company’s competitive advantages of the opportunities and surmount the challenges faced by the power industry.

I.	FORNRG is a companywide effort, introduced in 2005, and is designed to increase the return on invested capital, or ROIC, through operational performance improvements to the Company’s asset fleet, along with a range of initiatives at plants and at corporate offices to reduce costs or, in some cases, generate revenue. The FORNRG earnings accomplishments disclosed in NRG’s SEC filings and press releases include both recurring and one time improvements measured from a 2004 baseline, with the exception of the Texas region where benefits are measured using 2005 as the base year. For plant operations, the program measures cumulative current year benefits using current gross margins times the change in baseline levels of certain key performance indicators. The plant performance benefits include both positive and negative results for plant reliability, capacity, heat rate and station service. FORNRG contributed $39 million to pre-tax earnings in 2005 and $144 million were achieved through the end of 2006. For 2007, the Company attained its previously announced target of $220 million which includes $11 million of one-time benefits.

lI.	RepoweringNRG is a comprehensive portfolio redevelopment program designed to develop, construct and operate new multi-fuel, multi-technology, highly efficient and environmentally responsible generation capacity over the next decade. Through this initiative, the Company anticipates retiring certain existing units and adding new generation to meet growing demand in the Company’s core markets, with an emphasis on new baseload capacity that is expected to be supported by long-term power purchase agreements, or PPAs, and financed with limited or non-recourse project financing.

llI.	econrg represents NRG’s commitment to environmentally responsible power generation. econrg seeks to find ways to meet the challenges of climate change, clean air and water, and protecting our natural resources while taking advantage of business opportunities. This initiative builds upon its foundation in environmental compliance and embraces environmental initiatives for the benefit of our communities, employees and shareholders, such as encouraging investment in new environmental technologies, pursuing activities that preserve and protect the environment and encouraging changes in the daily lives of our employees.

IV.	Future NRG is the Company’s workforce planning and development initiative and represents NRG’s strong commitment to planning for future staffing requirements to meet the on-going needs of the Company’s current operations in addition to the Company’s RepoweringNRG initiatives. Future NRG encompasses analyzing the demographics, skill set and size of the Company’s workforce in addition to the organizational structure with a focus on succession planning requirements, training, development, staffing and recruiting needs. Included under the Future NRG umbrella is NRG University, which develops leadership, managerial, supervisory and technical training programs and includes individual skill development courses.

V.	NRG Global Giving - Respect for the community is one of NRG’s core values. NRG’s Global Giving Program invests the Company’s resources to strengthen the communities where NRG does business and seeks to make investments in four focus areas: community and economic development, education, environment and human welfare.

Business Strategy

NRG’s strategy is to optimize the value of the Company’s generation assets while using its asset base as a platform for growth and enhanced financial performance which can be sustained and expanded upon in the years to come. NRG plans to maintain and enhance the Company’s position as a leading wholesale power generation company in the United States in a cost-effective and risk-mitigating manner in order to serve the bulk power requirements of NRG’s existing customer base and other entities that offer load or otherwise consume wholesale electricity products and services in bulk. NRG’s strategy includes the following principles:

Increase value from existing assets — NRG has a highly diversified portfolio of power generation assets in terms of region, fuel-type and dispatch levels. Through the FORNRG initiative, NRG will continue to focus on extracting value from its portfolio by improving plant performance, reducing costs and harnessing the Company’s advantages of scale in the procurement of fuels and other commodities, parts and services, and in doing so improving the Company’s ROIC.

Reduce the volatility of the Company’s cash flows through asset-based commodity hedging activities — NRG will continue to execute asset-based risk management, hedging, marketing and trading strategies within well-defined risk and liquidity guidelines in order to manage the value of the Company’s physical and contractual assets. The Company’s marketing and hedging philosophy is centered on generating stable returns from its portfolio of baseload power generation assets while preserving an ability to capitalize on strong spot market conditions and to capture the extrinsic value of the Company’s intermediate and peaking facilities and portions of its baseload fleet. NRG believes that it can successfully execute this strategy by leveraging its (i) expertise in marketing power and ancillary services, (ii) its knowledge of markets, (iii) its balanced financial structure and (iv) its diverse portfolio of power generation assets.

Pursue additional growth opportunities at existing sites — NRG is favorably positioned to pursue growth opportunities through expansion of its existing generating capacity and development of new generating capacity at its existing facilities. NRG intends to invest in its existing assets through plant improvements, repowerings, brownfield development and site expansions to meet anticipated requirements for additional capacity in NRG’s core markets. Through the RepoweringNRG initiative, NRG will continue to develop, construct and operate new and enhanced power generation facilities at its existing sites, with an emphasis on new baseload capacity that is supported by long-term power sales agreements and financed with limited or non-recourse project financing. NRG expects that these efforts will provide one or more of the following benefits: improved heat rates; lower delivered costs; expanded electricity production capability; an improved ability to dispatch economically across the regional general portfolio; increased technological and fuel diversity; and reduced environmental impacts, including facilities that either have near zero greenhouse gas, or GHG, emissions or can be equipped to capture and sequester GHG emissions.

Reduce carbon intensity of portfolio while taking advantage of carbon-driven business opportunities — NRG continues to actively pursue investments in new generating facilities and technologies that will be highly efficient and will employ no and low carbon technologies to limit CO2 emissions and other air emission. Through the RepoweringNRG and econrg initiatives, NRG is focused on the development of low or no GHG emitting energy generating sources, such as nuclear, wind, ’clean’ coal and gas, and the employment of post-combustion capture technologies, which represent significant commercial opportunities.

Maintain financial strength and flexibility — NRG remains focused on cash flow and maintaining appropriate levels of liquidity, debt and equity in order to ensure continued access to capital for investment, to enhance risk-adjusted returns and to provide flexibility in executing NRG’s business strategy. NRG will continue to focus on maintaining operational and financial controls designed to ensure that the Company’s financial position remains strong. At the same time, the Company’s ongoing capital allocation objective includes scheduled repayment of debt based on the amount of cash flow by the Company each year, as well as an annual return of capital to shareholders, targeted at an average rate of 3% of market capitalization, of approximately $250 million to $300 million per year.

Pursue strategic acquisitions and divestures — NRG will continue to pursue selective acquisitions, joint ventures and divestitures to enhance its asset mix and competitive position in the Company’s core markets. NRG intends to concentrate on opportunities that present attractive risk-adjusted returns. NRG will also opportunistically pursue other strategic transactions, including mergers, acquisitions or divestitures.

Competition and Competitive Strengths

Competition — Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NRG competes on the basis of the location of its plants and ownership of multiple plants in various regions, which increases the stability and reliability of its energy supply. Wholesale power generation is basically a local business that is currently highly fragmented relative to other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NRG competes with depending on the market.

Scale and diversity of assets — NRG has one of the largest and most diversified power generation portfolios in the United States, with approximately 22,880 MW of generation capacity in 175 active generating units at 43 plants as of December 31, 2007. The Company’s power generation assets are diversified by fuel-type, dispatch level and region, which help mitigate the risks associated with fuel price volatility and market demand cycles. NRG’s U.S. baseload facilities, which consist of approximately 8,700 MW of generation capacity measured as of December 31, 2007, provide the Company with a significant source of stable cash flow, while its intermediate and peaking facilities, with approximately 14,180 MW of generation capacity as of December 31, 2007, provide NRG with opportunities to capture the significant upside potential that can arise from time to time during periods of high demand. In addition, approximately 15% of the Company’s domestic generation facilities have dual or multiple fuel capability, which allows most of these plants to dispatch with the lowest cost fuel option.

The following chart demonstrates the diversification of NRG’s domestic power generation assets as of December 31, 2007:

Reliability of future cash flows — NRG has sold forward or otherwise hedged a significant portion of its expected baseload generation capacity through 2013. The Company has the capacity and intent to enter into additional hedges in later years when market conditions are favorable. In addition, as of December 31, 2007, the Company had purchased forward under fixed price contracts (with contractually-specified price escalators) to provide fuel for approximately 59% of its expected baseload coal generation output from 2008 to 2013. The hedge percentage is reflective of the current agreement of the Jewett mine in which NRG has the contractual ability to adjust volumes in future years. These forward positions provide a stable and reliable source of future cash flow for NRG’s investors, while preserving a portion of its generation portfolio for opportunistic sales to take advantage of market dynamics.

Favorable cost dynamics for baseload power plants — In 2007, approximately 87% of the Company’s domestic generation output was from plants fueled by coal or nuclear fuel. In many of the competitive markets where NRG operates, the price of power is typically set by the marginal costs of natural gas-fired and oil-fired power plants that currently have substantially higher variable costs than solid fuel baseload power plants. As a result of NRG’s lower marginal cost for baseload coal and nuclear generation assets, the Company expects the baseload assets in ERCOT to generate power nearly 100% of the time they are available.

Locational advantages — Many of NRG’s generation assets are located within densely populated areas that are characterized by significant constraints on the transmission of power from generators outside the particular region. Consequently, these assets are able to benefit from the higher prices that prevail for energy in these markets during periods of transmission constraints. NRG has generation assets located within New York City, southwestern Connecticut, Houston and the Los Angeles and San Diego load basins; all areas with constraints on the transmission of electricity. This gives the Company the opportunity to capture additional revenues by offering capacity to retail electric providers and others, selling power at prevailing market prices during periods of peak demand and providing ancillary services in support of system reliability. These facilities also are often ideally situated for repowering or the addition of new capacity, because their location and existing infrastructure give them significant advantages over newly developed sites in their regions.

Performance Metrics

The following table contains a summary of NRG’s operating revenues by segment for the year ended December 31, 2007 as discussed in Item 15 — Note 17, Segment Reporting, to the Consolidated Financial Statements.

			Risk				Total
	Energy	Capacity	Management	Contract	Thermal	Other	Operating
Region	Revenues	Revenues	Activities	Amortization	Revenues	Revenues	Revenues
	(In millions)

Texas	$2,698	$363	$(33)	$219	$—	$40	$3,287
Northeast	1,104	402	27	—	—	72	1,605
South Central	404	221	10	23	—	—	658
West	4	122	—	—	—	1	127
International	42	83	—	—	—	15	140
Thermal	13	5	—	—	125	16	159
Corporate/Eliminations	—	—	—	—	—	13	13

Total	$4,265	$1,196	$4	$242	$125	$157	$5,989

In understanding NRG’s business, the Company believes that certain performance metrics are particularly important. These are industry statistics defined by the North American Electric Reliability Council and are more fully described below:

Annual Equivalent Availability Factor, or EAF: — Measures the percentage of maximum generation available over time as the fraction of net maximum generation that could be provided over a defined period of time after all types of outages and deratings, including seasonal deratings, are taken into account.

Gross heat rate: — NRG calculates the gross heat rate for the Company’s fossil-fired power plants by dividing the average amount of fuel in BTUs required to generate one kWh of electricity by the generator output.

Net Capacity Factor: — The net amount of electricity that a generating unit produces over a period of time divided by the net amount of electricity it could have produced if it had run at full power over that time period. The net amount of electricity produced is the total amount of electricity generated minus the amount of electricity used during generation.

The tables below present the North American power generation performance metrics for the Company’s power plants discussed above for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
			Annual
		Net	Equivalent	Average Net
	Net Owned	Generation	Availability	Heat Rate	Net Capacity
Region	Capacity (MW)	(MWh)	Factor	Btu/kWh	Factor
	(In thousands of MWh)

Texas	10,805	47,779	87.6%	10,300	50.7%
Northeast(a)	6,980	14,163	83.6	10,900	21.2
South Central	2,850	10,930	89.0	10,200	46.1
West	2,130	1,246	89.9%	11,200	9.3%

	Year Ended December 31, 2006
			Annual
		Net	Equivalent	Average Net
	Net Owned	Generation	Availability	Heat Rate	Net Capacity
Region	Capacity (MW)	(MWh)	Factor	Btu/kWh	Factor
	(In thousands of MWh)

Texas(b)	10,760	44,910	91.0%	10,300	41.0%
Northeast(a)	7,240	13,309	85.8	10,900	18.8
South Central	2,850	11,036	94.3	10,400	47.2
West(c)	1,965	1,901	89.1%	11,400	15.1%

(a)	Factor data and heat rate does not include the Keystone and Conemaugh facilities.

(b)	For the period February 2, 2006 through December 31, 2006.

(c)	Includes fully consolidated results of WCP for the period April 1, 2006 — December 31, 2006.

Employees

As of December 31, 2007, NRG had 3,412 employees, approximately 1,639 of whom were covered by U.S. bargaining agreements. During 2007, the Company did not experience any labor stoppages or labor disputes at any of its facilities.

Generation Asset Overview

NRG has a significant power generation presence in major competitive power markets of the United States as set forth in the map below:

(1)	Includes 115 MW as part of NRG’s Thermal assets. For combined scale, approximately 3,450 MW is dual-fuel capable. Reflects only domestic generation capacity as of December 31, 2007.

As of December 31, 2007, the Company’s power generation assets consisted of approximately 10,490 MW of gas-fired; 7,525 MW of coal-fired; 3,690 MW of oil-fired and 1,175 MW of nuclear generating capacity in the United States. In addition, NRG also owns approximately 115 MW of thermal capacity domestically as well as 1,235 MW of power generation capacity overseas. The Company’s North American power generation portfolio by dispatch level is comprised of approximately 38% baseload, 37% intermediate and 25% of peaking units. NRG uses hedging strategies which may include power and natural gas forward sales contracts to manage the commodity price risk associated with the Company’s generation assets, and are primarily around the Company’s baseload generation assets. In addition, these hedging strategies also provide for stable cash flow and earnings predictability.

The following table summarizes NRG’s North American baseload capacity and the corresponding revenues and average natural gas prices resulting from baseload hedge agreements extending beyond December 31, 2007 and through 2013:

							Annual
							Average for
	2008	2009	2010	2011	2012	2013	2008-2013
	(In millions unless otherwise stated)

Net Baseload Capacity (MW)	8,685	8,685	8,523	8,443	8,416	8,416	8,528
Forecasted Baseload Capacity (MW)	7,497	7,387	7,335	7,241	7,331	7,309	7,350
Total Baseload Sales (MW)(a)	7,390	5,416	4,066	4,206	1,543	1,005	3,938
Percentage Baseload Capacity Sold Forward(b)	99%	73%	55%	58%	21%	14%	54%
Total Forward Hedged Revenues(c)(d)	$3,701	$2,735	$2,000	$1,959	$644	$392	$1,905
Weighted Average Hedged Price ($ per MWh)(c)	$57	$58	$56	$53	$47	$45	$53
Weighted Average Hedged Price ($ per MWh) excluding South Central region(d)	$60	$61	$60	$56	$54	$—	$58
Average Equivalent Natural Gas Price ($ per MMBtu)(e)	$7.30	$7.43	$7.27	$6.84	$6.33	$6.10	$6.88
Average Equivalent Natural Gas Price ($ per MMBtu) excluding South Central region(e)	$7.50	$7.70	$7.49	$7.03	$6.70	$—	$6.07

(a)	Includes amounts under fixed price power sales contracts and amounts financially hedged under natural gas contracts. The forward natural gas quantities are reflected in equivalent MWh and are derived by first dividing the quantity of MMBtu of natural gas hedged by the forward market implied heat rate as of December 31, 2007 to arrive at the equivalent MWh hedged which is then divided by 8,760 hours (total hours in a year) to arrive at MW hedged.

(b)	Percentage hedged is based on total MW sold as power and natural gas converted using the method as described in (a) above divided by the forecasted baseload capacity.

(c)	Represents all North American baseload sales including power contract prices in the Texas and South Central regions which are comprised of a fixed demand charge exclusive of a fixed energy charge, with the transaction price related to these contracts being the sum of both charges.

(d)	The South Central region’s weighted average hedged prices ranges from $40/MWh — $45/MWh due to legacy cooperative load contracts entered into at prices significantly below current market levels. These prices include a fixed capacity charge and an estimated energy charge.

(e)	The weighted average hedged price in natural gas equivalents is derived by first multiplying the quantity of MWh of power hedged by the forward market implied heat rate as of December 31, 2007 to arrive at the equivalent MMBtu hedged which is then added with the financially hedged gas quantity. This total quantity in MMBtu is then used to divide the total revenues from all baseload sales to arrive at the weighted average hedged price in natural gas equivalents.

The following is a discussion of NRG’s generation assets by segment for the year ended December 31, 2007.

Texas Region — As of December 31, 2007, NRG’s generation assets in the Texas region consisted of approximately 5,325 MW of baseload generation assets and approximately 5,480 MW of intermediate and peaking natural gas-fired assets. NRG realizes a substantial portion of its revenue and cash flow from the sale of power from the Company’s three baseload power plants located in the ERCOT market that use solid fuel: W.A. Parish which uses coal, Limestone which uses lignite and coal, and an undivided 44% interest in two nuclear generating units at South Texas Project, or STP, which uses nuclear fuel. Power plants are generally dispatched in order of lowest operating cost and as of December 31, 2007, approximately 72% of the net generation capacity in the ERCOT market was natural gas-fired. In the current natural gas price environment, NRG’s three baseload facilities have significantly lower operating costs than gas plants. NRG expects these three facilities to operate nearly 100% of the time when available, subject to planned and forced outages.

Northeast Region — As of December 31, 2007, NRG generation assets in the Northeast region of the United States consisted of approximately 6,980 MW generation capacity from the Company’s power plants within the control areas of the New York Independent System Operator, or NYISO, the Independent System Operator — New England, or ISO-NE, and the PJM Interconnection LLC, or PJM. Certain of these assets are located in transmission constrained areas, including approximately 1,415 MW of in-city New York City generation capacity and approximately 535 MW of southwest Connecticut generation capacity. As of December 31, 2007, NRG’s generation assets in the Northeast region consisted of approximately 1,870 MW of baseload generation assets and approximately 5,110 MW of intermediate and peaking assets.

South Central Region — As of December 31, 2007, NRG generation assets in the South Central region of the United States consisted of approximately 2,405 MW of generation capacity, making NRG the third largest generator in the Southeastern Electric Reliability Council/Entergy, or SERC-Entergy, region. The Company’s generation assets in the South Central region consists of its primary asset, Big Cajun II, a coal-fired plant located near Baton Rouge, Louisiana which has approximately 1,490 MW of baseload generation assets and 1,360 MW of intermediate and peaking assets. A significant portion of the region’s generation capacity has been sold to eleven cooperatives within the region through 2025. In addition, the region also operates 445 MW of peaking generation in Rockford, Illinois under the PJM region.

West Region — As of December 31, 2007, NRG generation assets in the West region of the United States consisted of approximately 2,130 MW. On January 3, 2007, NRG completed the sale of the Red Bluff and Chowchilla II power plants with a combined generation capacity of approximately 95 MW to an entity controlled by Wayzata Investment Partners LLC. On August 1, 2007, the Company successfully completed and commissioned the repowering of 260 MW of new gas-fired generating capacity at its Long Beach Generating Station.

International Region — As of December 31, 2007, NRG had net ownership in approximately 1,235 MW of power generating capacity outside the United States in Australia, Brazil, and Germany. In addition to traditional power generation facilities, NRG also owns equity interests in certain coal mines in Germany. On December 18, 2007, NRG entered into a sale and purchase agreement to sell its 100% interest in Tosli Acquisition B.V., which holds all of NRG’s interest in ITISA, to Brookfield Asset Management Inc. for the purchase price of $288 million, plus the assumption of approximately $60 million in debt. NRG anticipates the completion of the sale transaction during the first half 2008.

Thermal — NRG owns thermal and chilled water businesses that generate approximately 1,040 MW thermal equivalents. In addition, NRG’s thermal segment owns certain power plants with approximately 116 MW of power generating capacity located in Delaware and in Pennsylvania.

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

NRG enters into power sales and hedging arrangements via a wide range of products and contracts, including power purchase agreements, fuel supply contracts, capacity auctions, natural gas swap agreements and other financial instruments. The power purchase agreements that NRG enters into require the Company to deliver MWh of power to its counterparties. In addition, because changes in power prices in the markets where NRG operates are generally correlated to changes in natural gas prices, the Company hedges a portion of its generation portfolio power using natural gas swaps and other financial instruments.

Fuel Supply and Transportation

NRG’s fuel requirements consist primarily of nuclear fuel and various forms of fossil fuel including oil, natural gas and coal, including lignite. The prices of oil, natural gas and coal are subject to macro- and micro-economic forces that can change dramatically in both the short- and long-term. The Company obtains its oil, natural gas and coal from multiple suppliers and transportation sources. Although availability is generally not an issue, localized shortages, transportation availability and supplier financial stability issues can and do occur. Issues related to the sources and availability of raw materials are fairly uniform across the Company’s business segments.

Coal  The Company is largely hedged for its domestic coal consumption over the next few years. Coal hedging is dynamic, and is based on forecasted generation and market volatility. As of December 31, 2007, NRG had purchased forward contracts to provide fuel for approximately 59% of the Company’s requirement from 2008 through 2013. NRG arranges for the purchase, transportation and delivery of coal for the Company’s baseload coal plants via a variety of coal purchase agreements, rail transportation agreements and rail car lease arrangements. The Company purchased approximately 38 million tons of coal in 2007, and is one of the largest coal purchasers in the United States.

The following table shows the percentage of the Company’s coal and lignite requirements from 2008 through 2013 that have been purchased forward:

Percentage of
Company’s
Requirement(1)

2008	99%
2009	86%
2010	58%
2011	52%
2012	45%
2013	15%

(1)	The hedge percentages reflect the current plan for the Jewett mine. NRG has the contractual ability to change volumes and may do so in the future.

As of December 31, 2007, NRG had approximately 7,600 privately leased or owned rail cars in the Company’s transportation fleet. NRG has entered into rail transportation agreements with varying tenures that provide for substantially all of the Company’s rail transportation requirements through the end of the decade.

Natural Gas  NRG operates a fleet of natural gas plants in the Texas, Northeast, South Central and West regions which are primarily comprised of peaking assets that run in times of high power demand. Due to the uncertainty of their dispatch, the fuel needs are managed on a spot basis as it is not prudent to forward purchase fixed price natural gas on units that may not run. The Company contracts for natural gas storage services as well as natural gas transportation services to ensure delivery of natural gas when needed.

Nuclear Fuel  STP’s owners satisfy STP’s fuel supply requirements by (i) acquiring uranium concentrates and contracting for conversion of the uranium concentrates into uranium hexafluoride, (ii) contracting for enrichment of uranium hexafluoride and (iii) contracting for fabrication of nuclear fuel assemblies. NRG is party to a number of long-term forward purchase contracts with many of the world’s largest suppliers covering STP requirements for uranium and conversion services for the next five years, and with substantial portions of STP’s requirements procured through the end of the next decade. NRG is party to long term contracts to procure STP’s requirements for enrichment services and fuel fabrication for the life of the operating license.

Seasonality and Price Volatility

Annual and quarterly operating results can be significantly affected by weather and energy commodity price volatility. Significant other events, such as the demand for natural gas, interruptions in fuel supply infrastructure and relative levels of hydroelectric capacity can increase seasonal fuel and power price volatility. NRG derives a majority of its annual revenues in the months of May through September, when demand for electricity is at its highest in the Company’s core domestic markets. Further, power price volatility is generally higher in the summer months, traditionally NRG’s most important season. The Company’s second most important season is the winter months of December through March when volatility and price spikes in underlying fuel prices have tended to drive seasonal electricity prices. Issues related to seasonality and price volatility are fairly uniform across the Company’s business segments.

Operations Overview

NRG provides support services to the Company’s generation facilities to ensure that high-level performance goals are developed, best practices are shared and resources are appropriately balanced and allocated to maximize results for the Company. NRG sets performance goals for equivalent forced outage rates, or EFOR, availability, procurement costs, operating costs, safety and environmental compliance.

Support services include safety, security, and systems. These services also include operations planning and the development and dissemination of consistent policies and practices relating to plant operations.

To support RepoweringNRG initiatives, the Company has organized its project execution process into one centralized group consisting of engineering, procurement and construction, or EPC. This group combines regional engineering functions with corporate project engineering, project management, procurement and construction functions to provide a consistent and standardized execution of the repowering initiative. This has enabled NRG to leverage both the procurement of major equipment as well as outside engineering resources through standardized work processes and work packaging. This process has led to identifying commonality in major equipment that can be procured from Original Equipment Manufacturers, or OEMs, as well as design processes. As a result, NRG expects to achieve cost savings by minimizing the number of outside engineering and construction resources, which provide detailed design and construction services required to complete projects, in addition to and by ensuring a consistent engineering and construction approach across all projects.

Environmental Capital Expenditures

Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred from 2008 through 2012 to meet NRG’s environmental commitments will be between $1.0 billion and $1.4 billion. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with Clean Air Interstate Rule, or CAIR, the Clean Air Mercury Rule, or CAMR, and related state requirements as well as installation of Best Technology Available under the Phase II 316(b) rule. NRG continues to explore cost effective alternatives that can achieve desired results. The range reflects alternative strategies available with respect to the Company’s Indian River plant.

The following table summarizes the upper end of the estimated range for major environmental capital expenditures for the referenced periods by region:

	Texas	Northeast	South Central	Total
		(In millions)

2008	$3	$223	$133	$359
2009	5	192	211	408
2010	24	178	117	319
2011	28	112	53	193
2012	11	66	15	92

Total	$71	$771	$529	$1,371

NRG plans to reduce the impact of a portion of the above environmental capital expenditures. NRG has the ability to monetize a portion of the Company’s excess allowances over the 2008 through 2012 timeframe and still hold sufficient allowances to operate the fleet with proposed controls through at least 2020. In addition, NRG’s current contracts with the Company’s rural electrical customers in the South Central region allow for recovery of a significant portion of the capital costs, along with a capital return incurred by complying with new laws, including interest over the asset life of the required expenditures. Actual recoveries will depend, among other things, on the duration of the contracts and the treatment of these expenditures.

Carbon Update

There is a growing consensus in the U.S. and globally that GHG emissions are a major cause of global warming. At the national level and at various regional and state levels, policies are under development to regulate GHG emissions, thereby effectively putting a cost on such emissions in order to create financial incentive to reduce them. In addition, earlier this year, the U.S. Supreme Court found that CO2, the most common GHG, could be regulated as a pollutant and that the USEPA should regulate CO2 emissions from mobile sources. Since power plants, particularly coal-fired plants, are a significant source of GHG emissions both in the United States and globally, it is almost certain that GHG regulatory actions will encompass power plants as well as other GHG emitting stationary sources. In 2007, in the course of producing approximately 80 million MWh of electricity, NRG’s power plants emitted 68 million tonnes of CO2, of which 61 million tonnes were emitted in the United States, 3 million tonnes in Australia and 4 million tonnes in Germany.

Federal, state or regional regulation of GHG emissions could have a material impact on the Company’s financial performance. The actual impact on the Company’s financial performance will depend on a number of factors, including the overall level of GHG reductions required under any such regulations, the price and availability of offsets, and the extent to which NRG would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market. For example, the U.S. Senate is currently considering climate change legislation sponsored by Senators Lieberman and Warner. If legislation with the same level of allocations to existing generation resources and emissions reductions as those contained in the current version of the Lieberman-Warner legislation were enacted, NRG expects that the legislation will have a minimal impact on the Company’s financial performance through the next decade. Thereafter, under such legislation, the impact on NRG would depend on the Company’s level of success in developing and deploying low and no carbon technologies being pursued as part of our RepoweringNRG and econrg initiatives. Additionally, NRG’s current contracts with its South Central region’s cooperative customers allows for the recovery of emission-based costs.

State and regional initiatives such as the Regional Greenhouse Gas Initiative, or RGGI, in the Northeast, and the Western Climate Initiative, or WCI, are developing market-based programs to counteract climate change. The RGGI states are in the process of promulgating state regulations needed for implementation with six of the ten states issuing drafts for comment. With state legislation and regulation in place, the first regional auction of RGGI allowances needed by power generators could be held as early as the summer of 2008. WCI is in the formative stages of the regional effort. California has enacted Assembly Bill 32 — California Global Warming Solutions Act of 2006, or AB32, which requires the California Air Resources Board to develop a GHG reduction program to reduce emissions to 1990 levels by 2020, a reduction of approximately 25%. This reduction program will be phased in beginning 2012 pursuant to regulations to be adopted by 2011.

NRG does not expect that implementation of AB32 in California will have a significant adverse financial impact on the Company for a variety of reasons, including the fact that NRG’s California portfolio consists of natural gas-fired peaking facilities and will likely be able to pass through any costs of purchasing allowances in power prices. However, of the approximately 61 million tonnes of CO2 emitted by NRG in the United States in 2007, approximately 12 million tonnes were emitted from the Company’s generating units in Connecticut, Delaware, Maryland, Massachusetts and New York that will likely be subject to RGGI in 2009. The impact of RGGI on power prices (and thus on the Company’s financial performance), indirectly through generators seeking to pass through the cost of their CO2 emissions, cannot be predicted. However, NRG believes that due to the absence of any significant allowance allocations under RGGI, the direct financial impact on NRG is likely to be negative as the Company will incur costs in the course of securing the necessary allowances and offsets at auction and in the market.

In this regard, the Company has a multifold strategy with respect to climate change and related GHG regulation. First, the Company is seeking to influence public policy as it emerges at various levels of government in order to ensure that such legislation is fair and effective in reducing GHG emissions. To ensure such effectiveness, NRG believes it is particularly important that legislation be supportive of the research, development, demonstration and deployment of low and no carbon power generation technologies. The Company is carrying out its efforts to influence public policy on its own and as part of two collective efforts. In July 2007, NRG joined the United States Climate Action Partnership, or USCAP, an alliance of major businesses and leading climate and environmental groups which are calling for federal legislation requiring significant reductions of GHG emissions. Also in January 2007, the Company joined with 46 other global business leaders to support a new initiative, Combating Climate Change, or 3C. This initiative calls for the global business community to take a leadership role in designing the road map to a low carbon society.

Second, the Company is actively pursuing investments in new generating facilities and technologies that will be highly efficient and will employ no and low carbon technologies to limit CO2 emissions and other air emissions through its RepoweringNRG program. The Company anticipates that these investments will result in long-term GHG intensity reductions in its generating portfolio. The most notable of these projects in terms of the potential impact on the GHG intensity of the Company’s portfolio is the 2,700 MW (gross) STP units 3 and 4 nuclear project in Texas. In addition to the nuclear development project, the Company has other low and no GHG emitting wind, ’clean’ coal and gas projects under active development. The extent to which these projects, and our remaining coal projects under development, impact our overall carbon exposure will depend on our ability to complete development of these projects, the nature and geographic reach of any GHG regulation which goes into effect and the extent to which the carbon risk associated with our development projects are allocated between the Company and any offtakers under power purchase agreements or similar arrangements.

Third, the Company is seeking to demonstrate through its econrg program the large scale viability of post-combustion carbon capture technologies. For example, NRG is working with Powerspan Corp, or Powerspan, to deploy a scaled up demonstration of their ammonium-based ECO2tm carbon capture technology at the Company’s W.A. Parish facility in Texas. The captured CO2 would be either sequestered or used in enhanced oil recovery operations. The Company believes that there may be significant commercial opportunity in participating in such a project.

Fourth, the Company is preparing for the commercial operations activities which will be required as part of any climate change regulatory scheme that is implemented. In May 2007, the Company joined the Chicago Climate Exchange, a GHG emissions reduction, registry and trading system, as part of the Company’s ongoing program to increase its climate change awareness, track its CO2 emissions and address climate change proactively.

Fifth, and finally, the Company has for the past year, and will going forward, factor into its capital investment decision making process assumptions regarding the costs of complying with anticipated GHG regulations. As a result, all decisions with respect to acquisitions, repowerings, project development and further investment in our existing facilities will be made on the assumption that there will be a cost associated with GHG emissions in the future.

FORNRG Update

For 2007, NRG attained its previously announced target of $220 million which includes $11 million of one-time benefits. The 2007 results were largely driven by corporate initiatives and improved performance of the generating fleet particularly in the area of generating capacity, heat rate and station service. During 2007, the Company announced the acceleration and planned conclusion of the FORNRG 1.0 program by bringing forward the previously announced 2009 target of $250 million in pre tax income improvements to 2008. During 2008, the Company will launch the next phase of the program under the banner FORNRG 2.0.

RepoweringNRG Update

In 2006, NRG announced a comprehensive portfolio redevelopment program, referred to as RepoweringNRG, which involves the development, construction and operation of new multi-fuel, multi-technology generation capacity at NRG’s existing domestic sites to meet the growing demand in the Company’s core markets. Through this initiative, the Company anticipates retiring certain existing units and adding new generation, with an emphasis on new baseload capacity that is expected to be supported by long-term power purchase agreements, or PPAs, and financed with limited or non-recourse project financing. NRG continues to expect that these repowering investments will provide one or more of the following benefits: improved heat rates; lower delivered costs; expanded electricity production capability; an improved ability to dispatch economically across the Merit Order; increased technological and fuel diversity; and reduced environmental impacts. The Company anticipates that the RepoweringNRG program will also result in indirect benefits, including the continuation of operations and retention of key personnel at its existing facilities.

A critical aspect of the RepoweringNRG program is the extent to which the Company is actively pursuing investments in new generating facilities that will be highly efficient and will employ no and/or low carbon technologies to limit CO2 emissions and other air emissions. The Company anticipates that these investments will result in long-term GHG intensity reductions in its generating portfolio.

Although NRG believes it is unlikely that the program will be fully implemented as originally proposed, the Company expects that the overall capital expenditures in connection with the program will be substantial. The Company plans to mitigate the capital cost of the program through equity partnerships and public-private partnerships, as well as through the reimbursement of development fees for certain projects. To further mitigate the investment risks, NRG anticipates entering into long-term PPAs and engineering, procurement and construction, or EPC, contracts. In addition, the proposed increase in generation capacity and capital costs resulting from RepoweringNRG could change as proposed projects are included or removed from the program due to a number of factors, including successfully obtaining required permits, long-term PPAs, availability of financing on favorable terms, and achieving targeted project returns. The projects that have been identified as part of the RepoweringNRG program are also subject to change as NRG refines the program to take into account the success rate for completion of projects, changes in the targeted minimum return thresholds, and evolving market dynamics.

The following is a summary of repowering projects that have either been completed and are operating, under construction or in certain stages of development. In addition, NRG continues to participate in active bids in response to requests for proposals in markets in which it operates, particularly in the West and Northeast regions.

Plants Completed and Operating

Long Beach — On August 1, 2007, the Company successfully completed and commissioned the repowering of 260 MW of new gas-fired generating capacity at its Long Beach Generating Station. This new generation will provide needed support for the summer peak demand to Southern California Edison, or SCE, and California Independent System Operator, or CAISO. This project is backed by a 10-year PPA executed with SCE in November 2006. The total incremental capital cost for the project was approximately $78 million.

Plants under Construction

Cedar Bayou Generating Station — In August 2007, NRG Cedar Bayou Development Company LLC, or NRG Cedar Bayou, a subsidiary of NRG Energy, Inc., and EnergyCo Cedar Bayou 4, LLC, or EnergyCo Cedar Bayou, a subsidiary of EnergyCo, LLC, which is a joint venture between PNM Resources Inc. and a subsidiary of Cascade Investment, LLC, agreed to jointly develop, construct, operate and own, on a 50/50 undivided interest basis, a new 550 MW combined cycle natural gas turbine generating plant at NRG’s Cedar Bayou Generating Station in Chambers County, Texas.

NRG will also provide various ongoing services related to construction management, plant operations and maintenance, and use of existing NRG facilities in return for a fixed fee plus reimbursement of the Company’s costs.

On July 26, 2007, the Texas Commission on Environmental Air Quality, or TCEQ, granted an air permit required for construction and operation of the new plant, and on August 1, 2007, NRG Cedar Bayou and EnergyCo Cedar Bayou entered into an EPC agreement with Zachry Construction Corporation to construct the plant which is expected to be completed in 2009.

Sherbino Wind Farm — On February 1, 2008, NRG, through its wholly owned subsidiary, Padoma Wind Power LLC., entered into a fifty percent partnership with BP Alternative Energy North America Inc. to build the first phase of the Sherbino Wind Farm, a 150 MW wind project. The Sherbino I Wind Farm will be located on a more than 9,000 acre mesa with an elevation of approximately 3,000 feet above sea level, approximately 40 miles east of Fort Stockton in Pecos County, Texas. Initial construction of the Sherbino I Wind Farm commenced in November 2007 and will utilize 50 Vestas V90 3 MW wind turbine generators. The project is scheduled to reach commercial operations by the end of 2008 with NRG’s 50 percent ownership providing a net capacity of 75 MW or the equivalent of 25 generators.

Cos Cob — The Company continues to proceed with the repowering project at its Cos Cob site in Connecticut, with the construction of 40 MW of peaking capacity following the receipt of the siting and air permits. The Company anticipates completion and commissioning of the unit in the summer of 2008.

Plants under Development

STP Units 3 and 4 — On November 30, 2007, the Nuclear Regulatory Commission, or NRC, accepted the Company’s Combined Construction and Operating License Application, or COLA, which was filed September 24, 2007, together with San Antonio’s CPS Energy and South Texas Project Nuclear Operating Company, or STPNOC, to build and operate two new nuclear units at the STP nuclear power station site. The total rated capacity of the new units, STP units 3 and 4, will equal or exceed 2,700 MW. The acceptance review confirms that the application, the first to be filed with the NRC in 29 years, is technically complete and sufficiently addresses all necessary subject areas. With the COLA accepted or docketed, the NRC begins a comprehensive and detailed review process that includes requests for additional information, site visits, responses from NRG, public hearings, NRC Environmental Impact Statements and NRC Safety Evaluation Reports. The Company expects to achieve commercial operation for Unit 3 approximately 48 months after issuance of the COLA, and commercial operation for Units 4 approximately 12 months thereafter.

On October 29, 2007, NRG and the City of San Antonio, acting through the City Public Service Board of San Antonio, or CPS Energy, entered into an agreement whereby the parties agreed to be equal partners in the development of the two new units, and, in the event either party chooses at any time not to proceed, gives the other party the right to proceed with the project on its own. The agreement provides for CPS Energy, based on its ownership percentage, to reimburse NRG for a pro rata share of project costs NRG has incurred, and to pay a pro rata share of future development costs.

The Company and STPNOC have also signed a project services agreement with Toshiba Corporation, a diversified major Japanese manufacturer. Under this agreement, Toshiba will support NRG in the design, engineering, construction, and procurement of two nuclear reactors. STPNOC and NRG are engaged in continuing negotiations with Toshiba and its potential consortium members about a definitive EPC agreement. In addition, NRG has also reserved for major, long-lead components for the STP expansion projects, including the first reactor pressure vessel.

Huntley IGCC — In December 2006, NRG won a conditional award of a power purchase agreement in support of the construction of a 600MW IGCC plant in a competitive bid process with the New York Power Authority, or NYPA. This plant would be built at the Company’s existing Huntley facility. The bid included selling capacity and energy to NYPA under a long-term PPA. As part of the conditional award, NYPA entered into a strategic alliance with NRG to pursue support from federal, state and local programs in order to close the perceived pricing gap between NRG’s proposal and NYPA’s requirements, while preserving the material benefits of NRG’s proposal relating to innovative clean coal power generation, including CO2 capture and geologic sequestration plans which the State of New York subsequently required as part of the overall award.

Since the announcement of the conditional award, NRG has worked with Mitsubishi Heavy Industries, or MHI, as a technology provider for this project. To date the initial engineering, or feasibility study has been completed for the project. The next phase includes front-end engineering design, or FEED. During this phase, NRG will determine specific design requirements and costing for the project, including CO2 capture. At the same time, NRG and MHI would negotiate the form of an EPC agreement. NRG has also completed its detailed geological assessment of target sequestration sites which indicates that no fatal flaws exist for the long term injection and storage of the captured CO2. NRG is working with the State of New York to build the legal and regulatory infrastructure for the injection of the CO2 and the future responsibility for sequestered carbon.

With respect to the price gap closure initiative, the Company has identified existing local and state incentives and programs that can effectively close the price gap. It has submitted these initiatives to the State, where analysis against the State’s budget has begun. NRG expects the State to formally respond to the price gap analysis during the first half of 2008. Any remaining price gaps will need to be closed through federal initiatives and the Company has a federal outreach effort in place to address these initiatives in Washington D.C.

The next significant phase of this project, particularly the FEED work, will require monthly spending at a level that could not be a supported without the State formally approving the award. NRG is working with NYPA and the Governor’s staff to secure this award before moving to the next phase of the project.

Big Cajun I — NRG is continuing its development efforts to repower the Big Cajun I site with a 207 net MW circulating fluidized bed boiler, or CFB. NRG has signed a memorandum of understanding with potential co-owners for approximately 50% of the plants’ capacity and has also signed term sheets for long-term PPAs for the remaining 50%. In January 2008, the Company received the Title V air permit for the project from the Louisiana Department of Environmental Quality, or LDEQ, however in February 2008, certain environmental advocacy groups initiated a state court proceeding to challenge of the LDEQ’s decision to issue the air permit and stay the effectiveness of the air permit. NRG believes that claims of the environmental advocacy groups are without merit, and NRG plans to intervene in the state court proceedings. Subject to the favorable resolution of the state court proceedings, the project timeline anticipates an engineering and construction start date in late 2008.

Connecticut Peakers — In 2007, the Connecticut legislature passed a law that required state utilities, and permitted others, to submit plans for new peaking generation facilities in Connecticut subject to a regulated long-term contract. In the fall of 2007, NRG and United Illuminating Company, or UI, a wholly-owned subsidiary of UIL Holding Corporation, announced a joint venture to respond to this procurement process. NRG and UI subsequently formed GenConn Energy LLC as their joint venture vehicle and submitted a joint qualification package, as required, on February 1, 2008 with the Department of Public Utility Control, or DPUC. UI and NRG are evaluating the optimal combination of project size and locations that might be offered into their proposal. Binding bids are due March 3, 2008, with a final decision anticipated by June 2008.

econrg Update

econrg is a complementary program to RepoweringNRG. econrg seeks to reduce the Company’s carbon intensity through the implementation of low and no carbon repowering projects and through the investment in and demonstration of carbon capture and other environmentally advanced technologies. econrg is also focused on increasing environmental awareness, the advocacy of sound environmental policy and reducing the environmental footprint of the Company, its assets and its employees. The following is a summary of the Company’s econrg projects.

Commercial Scale Carbon Capture and Sequestration Demonstration

On November 2, 2007, NRG signed a memorandum of understanding with Powerspan Corp., or Powerspan, to jointly design, construct, and operate a demonstration facility that will be among the largest carbon capture and sequestration projects in the world and may be the first to achieve commercial scale from an existing coal-fueled power plant. The project will be constructed at NRG’s W.A. Parish plant near Sugar Land, Texas, and is designed to capture and sequester up to 90% of the carbon dioxide from flue gas equal in quantity to that from a 125 MW unit using Powerspan’s proprietary ECO2tm technology, a post-combustion, regenerative process which uses an ammonia-based solution to capture CO2 from the flue gas and release it in a form that is ready for safe transportation and permanent geological storage. The CO2 from the process would either be sequestered or sold for use in enhanced oil recovery projects. The project, which is expected to be operational in 2012, will be funded by NRG, potential partners and federal and state grants.

Plasma Gasification Technology

On April 3, 2007, NRG purchased approximately 2.2 million shares at CAD$2.25 per share for a 6% interest in Alter Nrg Corporation, a Canadian company that provides alternative energy solutions using plasma gasification, a process that converts carbon-containing materials into synthetic gas. As part of the transaction NRG has been granted an exclusive license to use Alter Nrg Corporation’s plasma torch technology to (i) gasify fossil fuel and biomass in power projects in the United States, and (ii) develop other gasification projects in the vicinity of existing NRG plants. In January 2008, the Company received a qualified approval from the Massachusetts Department of Environmental Protection to convert the Somerset, MA facility to a coal and biomass gasification power facility.

Regional Business Descriptions

NRG is organized into business units, with each of the Company’s core regions operating as a separate business segment as discussed below.

TEXAS

NRG’s largest business segment is located in Texas and is comprised of investments in generation facilities located in the physical control areas of the ERCOT market. These assets were acquired on February 2, 2006, as part of the acquisition of Texas Genco LLC.

Operating Strategy

The Company’s business in Texas is comprised of two sets of assets: a set of three large solid-fuel baseload plants and a set of gas-fired plants located in and around Houston. NRG’s operating strategy to maximize value and opportunity across these assets is to (i) ensure the availability of the baseload plants to fulfill their commercial obligations under long-term forward sales contracts already in place, (ii) manage the natural gas assets for profitability while ensuring the reliability and flexibility of power supply to the Houston market, (iii) take advantage of the skill sets and market/regulatory knowledge to grow the business through incremental capacity uprates and repowering development of solid-fuel baseload and gas-fired units, and (iv) play a leading role in the development of the ERCOT market by active membership and participation in market and regulatory issues.

NRG’s strategy is to sell forward a majority of its solid-fuel baseload capacity in the ERCOT market under long-term contracts or to enter into hedges by using natural gas as a proxy for power prices. Accordingly, the Company’s primary focus will be to keep these solid-fuel baseload units running efficiently. With respect to gas-fired assets, NRG will continue contracting forward a significant portion of gas-fired capacity one to two years out while holding a portion for back-up in case there is an operational issue with one of the baseload units and to provide upside for expanding heat rates. For the gas-fired capacity sold forward, the Company will offer a range of products tailored to our customers needs. For the gas-fired capacity that NRG will continue to sell commercially into the market, the Company will focus on making this capacity available to the market whenever it is economical to run.

The generation performance by fuel-type for the recent three-year period is as shown below:

	Net Generation
	2007	2006	2005
	(In thousands of MWh)

Coal	32,648	31,371	31,299
Gas	5,407	7,983	6,806
Nuclear(a)	9,724	9,385	6,412

Total	47,779	48,739	44,517

(a)	MWh information reflects the undivided interest in total MWh generated by STP. On May 19, 2005, Texas Genco LLC increased its undivided interest in STP from 30.8% to 44.0%.

Generation Facilities

As of December 31, 2007, NRG’s generation facilities in Texas consisted of approximately 10,805 MW of generation capacity. The following table describes NRG’s electric power generation plants and generation capacity as of December 31, 2007:

			Net
			Generation
			Capacity	Primary
Plant	Location	% Owned	(MW)(c)	Fuel-type

Solid Fuel Baseload Units:
W. A. Parish(a)	Thompsons, TX	100.0	2,460	Coal
Limestone	Jewett, TX	100.0	1,690	Lignite/Coal
South Texas Project(b)	Bay City, TX	44.0	1,175	Nuclear

Total Solid Fuel Baseload			5,325
Operating Natural Gas-Fired Units:
Cedar Bayou	Baytown, TX	100.0	1,500	Natural Gas
T. H. Wharton	Houston, TX	100.0	1,025	Natural Gas
W. A. Parish(a)	Thompsons, TX	100.0	1,190	Natural Gas
S. R. Bertron	Deer Park, TX	100.0	840	Natural Gas
Greens Bayou	Houston, TX	100.0	760	Natural Gas
San Jacinto	LaPorte, TX	100.0	165	Natural Gas

Total Operating Natural Gas-Fired			5,480

Total Operating Capacity			10,805

(a)	W. A. Parish has nine units, four of which are baseload coal-fired units and five of which are natural gas-fired units.

(b)	Generation capacity figure consists of the Company’s 44.0% undivided interest in the two units at STP.

(c)	Actual capacity can vary depending on factors including weather conditions, operational conditions and other factors. ERCOT requires periodic demonstration of capability, and the capacity may vary individually and in the aggregate from time to time. Excludes 2,200 MW of mothballed capacity available for redevelopment.

The following is a description of NRG’s most significant revenue generating plants in the Texas region:

W.A. Parish — NRG’s W.A. Parish plant is one of the largest fossil-fired plants in the United States based on total MWs of generation capacity. This plant’s power generation units include four coal-fired steam generation units with an aggregate generation capacity of 2,460 MW as of December 31, 2007. Two of these units are 645/650 MW steam units that were placed in commercial service in December 1977 and December 1978, respectively. The other two units are 565 MW and 600 MW steam units that were placed in commercial service in June 1980 and December 1982, respectively. All four units are serviced by two competing railroads that diversify NRG’s coal transportation options at competitive prices. Each of the four coal-fired units have low-NOx burners and Selective Catalytic Reductions, or SCRs, installed to reduce NOx emissions and baghouses to reduce particulates. In addition, W.A. Parish Unit 8 has a scrubber installed to reduce SO2 emissions.

Limestone — NRG’s Limestone plant is a lignite and coal-fired plant located approximately 140 miles northwest of Houston. This plant includes two steam generation units with an aggregate generation capacity of 1,690 MW as of December 31, 2007. The first unit is an 830 MW steam unit that was placed in commercial service in December 1985. The second unit is an 860 MW steam unit that was placed in commercial service in December 1986. Limestone burns lignite from an adjacent mine, but also burns low sulfur coal and petroleum coke. This serves to lower average fuel costs by eliminating fuel transportation costs, which can represent up to two-thirds of delivered fuel costs for plants of this type. Both units have installed low-NOx burners to reduce NOx emissions and scrubbers to reduce SO2 emissions.

NRG owns the mining equipment and facilities and a portion of the lignite reserves located at the adjacent mine. Mining operations are conducted by Texas Westmoreland Coal Co., a single purpose, wholly-owned subsidiary of Westmoreland Coal Company and the owner of a substantial portion of the remaining lignite reserves. The contract, entered into August 1999, ended December 31, 2007. Effective January 1, 2008, NRG entered into an agreement with Texas Westmoreland Coal Co. to continue to supply lignite from the same surface mine adjacent to the facility for a nominal term of ten years with an option for future year supply purchases. This is a “cost-plus” arrangement under which NRG will pay all of Westmoreland’s agreed upon production costs, capital expenditures, and a per ton mark up. The annual volume demand is determined by NRG. The agreement ensures lignite supply to NRG and confirms NRG’s responsibility for the final reclamation at the mine.

South Texas Project Electric Generating Station — STP is one of the newest and largest nuclear-powered generation plants in the United States based on total megawatts of generation capacity. This plant is located approximately 90 miles south of downtown Houston, near Bay City, Texas and consists of two generation units each representing approximately 1,335 MW of generation capacity. STP’s two generation units commenced operations in August 1988 and June 1989, respectively. For the year ended December 31, 2007, STP had a zero percent forced outage rate and a 97% net capacity factor.

STP is currently owned as a tenancy in common between NRG and two other co-owners. NRG owns a 44%, or approximately 1,175 MW, interest in STP, the City of San Antonio owns a 40% interest and the City of Austin owns the remaining 16% interest. Each co-owner retains its undivided ownership interest in the two nuclear-fueled generation units and the electrical output from those units. Except for certain plant shutdown and decommissioning costs and NRC licensing liabilities, NRG is severally liable, but not jointly liable, for the expenses and liabilities of STP. The four original co-owners of STP organized South Texas Project Nuclear Operating Company, or STPNOC, to operate and maintain STP. STPNOC is managed by a board of directors composed of one director appointed by each of the three co-owners, along with the chief executive officer of STPNOC. STPNOC is the NRC-licensed operator of STP. No single owner controls STPNOC and most significant commercial as well as asset investment decisions for the existing units must be approved by two or more owners who collectively control more than 60% of the interests.

The two STP generation units operate under licenses granted by the NRC that expire in 2027 and 2028, respectively. These licenses may be extended for additional 20-year terms if the project satisfies NRC requirements. Adequate provisions exist for long-term on-site storage of spent nuclear fuel throughout the remaining life of the existing STP plant licenses.

Market Framework

The ERCOT market is one of the nation’s largest and fastest growing power markets. It represents approximately 85% of the demand for power in Texas and covers the whole state, with the exception of the far west (El Paso), a large part of the Texas Panhandle and two small areas in the eastern part of the state. For the past ten years, peak hourly demand in the ERCOT market grew at a compound annual rate of 2.5%, compared to a compound annual rate of growth of 2.1% in the United States for the same period. For 2007, hourly demand ranged from a low of 21,790 MW to a high of 62,188 MW. ERCOT has limited interconnections compared to other markets in the United States — currently limited to 1,106 MW of generation capacity, and wholesale transactions within the ERCOT market are not subject to regulation by the Federal Energy Regulatory Commission, or FERC. Any wholesale producer of power that qualifies as a power generation company under the Texas electric restructuring law and that accesses the ERCOT electric power grid is allowed to sell power in the ERCOT market at unregulated rates.

The ERCOT market experienced significant construction of new generation plants, with over 29,000 MW of new generation capacity added to the market since 1996. As of December 31, 2007, aggregate net generation capacity of approximately 76,800 MW existed in the ERCOT market, of which 71.7% was natural gas-fired. Approximately 20,600 MW, or 26.9%, was lower marginal cost generation capacity such as coal, lignite and nuclear plants. NRG’s coal and nuclear fuel baseload plants represent approximately 5,325 MW gross, or 25.9%, of the total solid fuel baseload net generation capacity in the ERCOT market. ERCOT has established a target equilibrium reserve margin level of approximately 12.5%. The reserve margin for 2007 was 14.6% forecast to drop to 13.1% for 2008 per ERCOT’s latest Capacity Demand and Reserve Report. With the exception of wind generation units, there has been very little generation that has come online since 2004, and ERCOT projects reserve margins to decrease in

2009 primarily due to load growth. Several new projects have been announced or are under construction for 2010 and beyond, and there are currently plans being considered by the PUCT to build a significant amount of transmission from west Texas and continuing across the state to enable wind generation to reach load. The ultimate impact on the reserve margin and wholesale dynamics from these plans are unknown.

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

The ERCOT market is currently divided into four regions or congestion zones, namely: North, Houston, South and West, which reflect transmission constraints that are commercially significant and which have limits as to the amount of power that can flow across zones. NRG’s W.A. Parish plant, STP, and all its natural gas-fired plants are located in the Houston zone. NRG’s Limestone plant is located in the North zone.

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

The PUCT has adopted a rule directing ERCOT to develop and implement a wholesale market design that, among other things, includes a day-ahead energy market and replaces the existing zonal wholesale market design with a nodal market design that is based on locational marginal prices for power. See also, Regional Regulatory Developments — Texas Region. One of the stated purposes of the proposed market restructuring is to reduce local (intra-zonal) transmission congestion costs. The market redesign project is expected to take effect in December 2008. NRG expects that implementation of any new market design will require modifications to its existing procedures and systems. Although NRG does not expect the Company’s competitive position in the ERCOT market to be materially adversely affected by the proposed market restructuring, the Company does not know for certain how the planned market restructuring will affect its revenues, and some of NRG’s plants in ERCOT may experience adverse pricing effects due to their location on the transmission grid.

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

The generation performance by fuel-type for the recent three-year period is as shown below:

	Net Generation
	2007	2006	2005
	(In thousands of MWh)

Coal	11,527	11,042	11,363
Oil	1,169	1,217	3,148
Gas	1,467	1,050	1,735

Total	14,163	13,309	16,246

NRG’s Northeast region assets are located in or near load centers and inside chronic transmission constraints such as New York City, Southwest Connecticut and the Delmarva Peninsula. Assets in these areas tend to attract higher capacity revenues and higher energy revenues and thus present opportunities for repowering these sites. The Company seeks to enhance the value of these sites primarily through the advocacy of capacity market reforms that better reflect their locational value. Over the past year, the Company has benefited from the introduction of more robust capacity market reforms in both the New England Power Pool, or NEPOOL, and PJM. The Locational Forward Reserve Markets, or LFRM, in the NEPOOL, was effective October 1, 2006, and the transition capacity payments were effective December 1, 2006 with an initial price of $3.05/kw month. In all three LFRM auctions to date, the market has cleared at the administratively set price of $14/kw month reflecting the shortage of peaking generation especially in the Connecticut zone. These relatively new markets serve as a prelude to the full implementation of the Forward Capacity Market, or FCM, which begins June 1, 2010, and for which the first auction was conducted in February 2008. PJM’s reliability pricing model, or RPM, was effective June 1, 2007 and the Company has participated in auctions providing capacity price certainty through May 2011.

RMR Agreements — Several of the Northeast region’s Connecticut assets are located in transmission-constrained load pockets and have been designated as required to be available to ISO-NE to ensure reliability. These assets are subject to reliability must-run, or RMR, agreements, which are contracts under which NRG agrees to maintain its facilities to be available to run when needed, and are paid to provide these capability services based on the Company’s costs. During 2007, Middletown and Montville were covered by an RMR agreement. Unless terminated earlier, these agreements will terminate on June 1, 2010 which coincides with the commencement of the FCM in NEPOOL. On July 16, 2007, FERC conditionally accepted, subject to refund, the Company’s RMR filing for its Norwalk plant. This RMR was retroactive to June 19, 2007, which coincides with the FERC decision to eliminate PUSH bidding. The Company is engaged in settlement discussions with FERC to determine the actual value of the RMR payment this plant should receive. In the recently-concluded FCM auction for delivery year 2010/2011, the Company sought to de-list Norwalk’s units 1 and 2. ISO-NE declined to accept that de-list bid on the grounds these units were needed for reliability. Norwalk will likely operate pursuant to an RMR agreement after June 1, 2010.

Generation Facilities

As of December 31, 2007, NRG’s generation facilities in the Northeast region consisted of approximately 6,980 MW of generation capacity, including assets located in transmission constrained areas, such as New York City — 1,415 MW, and Southwest Connecticut — 535 MW.

The Northeast region power generation assets are summarized in the table below:

			Net
			Generation
			Capacity	Primary
Plant	Location	% Owned	(MW)	Fuel-type

Oswego	Oswego, NY	100.0	1,635	Oil
Arthur Kill	Staten Island, NY	100.0	865	Natural Gas
Middletown	Middletown, CT	100.0	770	Oil
Indian River	Millsboro, DE	100.0	740	Coal
Astoria Gas Turbines	Queens, NY	100.0	550	Natural Gas
Huntley	Tonawanda, NY	100.0	380	Coal
Dunkirk	Dunkirk, NY	100.0	530	Coal
Montville	Uncasville, CT	100.0	500	Oil
Norwalk Harbor	So. Norwalk, CT	100.0	340	Oil
Devon	Milford, CT	100.0	140	Natural Gas
Vienna	Vienna, MD	100.0	170	Oil
Somerset Power	Somerset, MA	100.0	125	Coal
Connecticut Remote Turbines	Four locations in CT	100.0	105	Oil
Conemaugh	New Florence, PA	3.7	65	Coal
Keystone	Shelocta, PA	3.7	65	Coal

Total Northeast Region			6,980

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

Astoria Gas Turbine — Located in Astoria, Queens, New York, the NRG Astoria Gas Turbine facility occupies approximately 15 acres within the greater Astoria Generating complex which includes several competing generating facilities. NRG’s Astoria Gas Turbine facility has an aggregate generation capacity of approximately 550 MW from 19 operational combustion turbine generators classified into three types of turbines. The first group consists of 12 gas-fired Pratt & Whitney GG-4 Twin Packs in Buildings 2, 3 and 4, which have a net generation capacity of 145 MW per building. The second group consists of Westinghouse Industrial Combustion Turbines #191A in Buildings 5, 7 and 8 that fire on liquid distillate with a net generation capacity of approximately 12 MW per building. The third group consists of Westinghouse Industrial Gas Turbines #251GG located in Buildings 10, 11, 12 and 13 and fired on liquid distillate with a net generation capacity of 20 MW per building. The Astoria units also supply Black Start Service to the NYISO. The site also contains tankage for distillate fuel with a capacity of 86,000 barrels.

Dunkirk — The Dunkirk plant is a coal-fired plant located on Lake Erie in Dunkirk, New York. This plant produces an aggregate generation capacity of 530 MW from four baseload units. Units 1 and 2 produce up to 75 MW each and were put in service in 1950, and Units 3 and 4 produce approximately 190 MW each and were put in service in 1959 and 1960, respectively. In the spring of 2006, the plant completed changes to switch from eastern bituminous coal to low sulfur PRB coal in order to comply with various federal and state emissions standards, as well as the New York Department of Environmental Conservation, or NYSDEC, settlement referred to in the following paragraph.

Huntley — The Huntley plant is a coal-fired plant consisting of six units and is located in Tonawanda, New York, approximately three miles north of Buffalo. The plant has a net generation capacity of 380 MW from two baseload units (Units 67 and 68). Units 67 and 68 generate a net capacity of approximately 190 MW each, and were put in service in 1957 and 1958, respectively. Units 63 and 64 are inactive and were officially retired in May 2006. NRG retired Units 65 and 66 effective June 3, 2007 pursuant to a settlement agreement reached with NYSDEC in January 2005. Per that agreement, NRG will reduce NOx and SO2 emissions from the Company’s Huntley and Dunkirk plants through 2013 in the aggregate by over 8,090 lbs and 8,690 lbs, respectively. A large portion of these reductions will be achieved through the use of low sulfur PRB coal and through installation of back end control facilities referred to as baghouses. Construction of the back end control facilities commenced in 2007 and is anticipated to be completed in fall of 2008 for the Huntley facility and fall of 2009 for the Dunkirk facility.

Indian River — The Indian River Power plant is a coal-fired plant located in southern Delaware on a 1,170 acre site. The plant consists of four coal-fired electric steam units, Units 1 through 4 and one 15 MW combustion turbine, bringing total plant capacity to approximately 740 MW. Units 1 and 2 are each 80 MW of capacity and were placed in service in 1957 and 1959, respectively. Unit 3 is 155 MW of capacity and was placed in service in 1970, while Unit 4 is 410 MW of capacity and was placed in service in 1980. Units 3 and 4 are equipped with selective non-catalytic reduction systems, for the reduction of NOx emissions. All four units are equipped with electrostatic precipitators to remove fly ash from the flue gases as well as low NOx burners with over fired air to control NOx emissions. Units 1, 2 and 3 combust eastern bituminous coal, while Unit 4 is fueled with low sulfur compliance coal. Pursuant to a consent order dated September 25, 2007, between NRG and DNREC, NRG agreed to operate the units in a manner that would limit the emissions of NOx, SO2 and mercury. Further, the Company agreed to mothball unit 2 by May 1, 2010, and unit 1 by May 1, 2011, and has notified PJM of the plan to mothball these units. In the absence of the appropriate control technology installed at this facility, Units 3 and 4 totaling approximately 565 MW, could not operate beyond December 31, 2011, per terms of the consent order.

Market Framework

Although each of the three Northeast ISOs and their respective energy markets are functionally, administratively and operationally independent, they all follow, to a certain extent, similar market designs. Each ISO dispatches power plants to meet system energy and reliability needs, and settles physical power deliveries at Locational Marginal Prices, or LMPs, which reflect the value of energy at a specific location at the specific time it is delivered. This value is determined by an ISO-administered auction process, which evaluates and selects the least costly supplier offers or bids to create a reliable and least-cost dispatch. The ISO-sponsored LMP energy markets consist of two separate and characteristically distinct settlement time frames. The first is a financially firm, day-ahead unit commitment market. The second is a financially settled, real-time dispatch and balancing market. Prices paid in these LMP energy markets, however, are affected by, among other things, market mitigation measures, which can result in lower prices associated with certain generating units that are mitigated because they are deemed to have locational market power, and by $1,000/MWh energy market price caps that are in place in all three Northeast ISOs.

SOUTH CENTRAL

As of December 31, 2007, NRG owned approximately 2,850 MW of generating capacity in the South Central region of the United States. The region lacks a regional transmission organization or ISO and, therefore, remains a bilateral market, making it less efficient than a region with an ISO-administered energy market using large scale economic dispatch, such as the Northeast region. NRG operates the LaGen Control Area which encompasses the generating facilities and the Company’s cooperative load. As a result, the LaGen control area is capable of providing control area services, in addition to wholesale power, that allows NRG to provide full requirement services to load-serving entities, thus making the LaGen Control Area a competitive alternative to the integrated utilities operating in the region.

Operating Strategy

NRG’s South Central region seeks to capitalize on three factors: (1) its position as a significant coal-fired generator in a market that is highly dependent on natural gas for power generation, (2) its long-term contractual and historical service relationship with eleven rural cooperatives around Louisiana, and (3) its ability to make incremental wholesale energy sales during periods when its coal-fired capacity exceeds the cooperative contract requirements. The South Central region works with its cooperative customers to expand their and the Company’s customer bases on terms advantageous to all parties. The Company also works within the confines of the Entergy Transmission System to obtain paths for these incremental sales as well as secure transmission service for long-term sales or expansions.

The generation performance by fuel-type for the recent three-year period is as shown below:

	Net Generation
	2007	2006	2005
	(In thousands of MWh)

Coal	10,812	10,968	9,924
Gas	118	68	85

Total	10,930	11,036	10,009

Generation Facilities

NRG’s generating assets in the South Central region consist primarily of its net ownership of power generation facilities in New Roads, Louisiana, which is referred to as Big Cajun II, and also includes the Sterlington, Rockford, Bayou Cove and Big Cajun peaking facilities.

NRG’s power generation assets in the South Central region as of December 31, 2007 are summarized in the table below:

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

Big Cajun II — NRG’s Big Cajun II plant is a coal-fired, sub-critical baseload plant located along the banks of the Mississippi River, near Baton Rouge, Louisiana. This plant includes three coal-fired generation units (Units 1, 2 and 3) with an aggregate generation capacity of 1,730 MW as of December 31, 2007, and generation capacity per unit of 580 MW, 575 MW and 575 MW, respectively. The plant uses coal supplied from the Powder River Basin and was commissioned between 1981 and 1983. NRG owns 100% of Units 1 and 2 and a 58% undivided interest in Unit 3 for an aggregate owned capacity of 1,490 MW of the plant. All three units have been upgraded with advanced low-NOx burners and overfire air systems. The generators on Units 1 and 3 have been rewound, and the turbine controls on these units have been replaced with a modern digital control system. Unit 2 is scheduled for a generator rewind and turbine controls replacement in future years. Additionally, the turbine high and intermediate pressure steam path on Unit 3 was replaced with a high-efficiency design. Units 1 and 2 are scheduled for similar upgrades in future years. These improvements are expected to cost approximately $28 million. As part of future CAIR and CAMR emission reductions, work is being finalized in the evaluation of installation of new environmental equipment and/or participation in Cap and Trade as allowed in Louisiana’s implementation plan.

Market Framework

NRG’s assets in the South Central region are located within the franchise territories of vertically integrated utilities, primarily Entergy Corp., or Entergy. In the South Central region, all power sales and purchases are consummated bilaterally between individual counterparties. Transacting counterparties are required to procure transmission service from the relevant transmission owners at their FERC-approved tariff rates.

As of December 31, 2007, NRG had long-term all-requirements contracts with eleven Louisiana distribution cooperatives with initial terms ranging from five to twenty-five years. The South Central region has seven contracts in the region that expire in 2025, with the remaining four contracts expiring between 2009 and 2014. In addition, NRG also has certain long-term contracts with the Municipal Energy Authority of Mississippi, South Mississippi Electric Power Association, and Southwestern Electric Power Company, which collectively comprise an additional 13% of the region’s contract load requirement.

During limited peak demand periods, the load requirements of these contract customers exceed the baseload capacity of NRG’s coal-fired Big Cajun II plant. During such peak demand periods, NRG typically employs its own gas-fired assets, or alternatively purchases power from external sources frequently at higher prices than can be recovered under the Company’s contracts. As the load of the region’s customers grows, the Company can expect this imbalance to worsen, unless NRG is successful in renegotiating the terms of these long-term contracts or purchasing other low-cost generation to meet demand. NRG has been successful in negotiating contract modifications with several of the region’s long-term cooperative customers, which has prevented the addition of large industrial or municipal loads at the contract rates. Also, to minimize this risk during the peak summer and winter seasons, the Company has been successful in entering into structured agreements to reduce or eliminate the need for spot market purchases.

WEST

NRG’s portfolio in the West region currently consists of the Long Beach Generating Station, the El Segundo Generating Station, the Encina Generating Station and Cabrillo II, which consists of 12 combustion turbines located in San Diego county. In addition, NRG owns a 50% interest in the Saguaro power plant located in Nevada. On March 31, 2006, NRG purchased Dynegy Inc’s 50% ownership interest in WCP and became the sole owner of the WCP assets. On January 3, 2007, NRG sold the Red Bluff and the Chowchilla II power plants to Wayzata Investment Partners LLC.

Operating Strategy

NRG’s West region strategy is focused on maximizing the cash flow and value associated with its generating plants and the development of repowering projects that leverage off of existing assets and sites, and the preservation of the commercial value of the underlying real estate. There are three principal components to this strategy: (1) responding to expected market demand, initially in load serving entity RFPs and eventually into a capacity market, and (2) using existing emission allowances to permit new, more efficient generating units at existing sites or siting plants at less valuable property and (3) optimizing the value of the region’s coastal property for other purposes.

The Company’s Encina Generating Station has sold all energy and capacity, 965 MW, in the aggregate, to a load-serving entity through 2009, on a tolling basis, and recovers its operating costs plus a capacity payment. The tolling agreement includes the sale of Resource Adequacy, or RA, capacity and consequently the RMR contract with the CAISO on the Encina units has been terminated effective December 31, 2007. CAISO and Cabrillo Power I, LLC, Encina’s owner, entered into dual fuel and black start agreements to supplement the availability obligations to the CAISO provided for under the tolling agreements. The El Segundo Station has sold all energy and capacity, 670 MW, in the aggregate, to a load-serving entity through April 30, 2008, on a tolling basis, and recovers its operating costs plus a capacity payment. For calendar year 2008, the El Segundo station has entered into Resource Adequacy, or RA, contracts with multiple load-serving entities or power marketers, and a tolling agreement with a power marketer for the period May 1, 2008 through December 31, 2008, covering 387 MW of the available 670 MW. Cabrillo II sold 28 MW of RA capacity for 2008 and 88 MW of RA capacity from January 1, 2009 through November 30, 2013. To the extent not covered by an RA agreement, Cabrillo II’s cost of operations including a return on investment is covered by an RMR agreement that extends through December 31, 2008. It is expected that Cabrillo II’s RMR status will be renewed in 2009.

The Saguaro power plant is located in Henderson, Nevada, and is contracted to Nevada Power and two steam hosts. The Saguaro plant is contracted to Nevada Power through 2022, one steam host, referred to as Olin (formerly known as Pioneer), whose contract was extended in 2007 for an additional two years, and a steam off taker, Ocean Spray, whose contract runs through 2015. Saguaro Power Company, LP, the project company, procures fuel in the open market. NRG manages its share of any fuel price risk through NRG’s commodity price risk strategy.

Generation Facilities

NRG’s power generation assets in the West region as of December 31, 2007 are summarized in the table below:

			Net
			Generation
			Capacity	Primary
Plant	Location	% Owned	(MW)	Fuel-type

Encina	Carlsbad, CA	100.0	965	Natural Gas
El Segundo	El Segundo, CA	100.0	670	Natural Gas
Long Beach	Long Beach, CA	100.0	260	Natural Gas
Cabrillo II	San Diego, CA	100.0	190	Natural Gas
Saguaro	Henderson, NV	50.0	45	Natural Gas

Total West Region			2,130

The following are descriptions of the Company’s most significant revenue generating plants in the West region:

Encina — The Encina Station is located in Carlsbad, California and has a combined generating capacity of 965 MW from five fossil-fuel steam-electric generating units and one combustion turbine. The five fossil-fuel steam-electric units provide intermediate load services and primarily use natural gas but also maintain dual fuel capability for use only during gas supply force majeure conditions. Also located at the Encina Station is a combustion turbine that provides peaking services of 15 MW. Units 1, 2 and 3 each have a generation capacity of approximately 107 MW and were installed in 1954, 1956 and 1958, respectively. Units 4 and 5 have a generation capacity of approximately 300 MW and 330 MW respectively, and were installed in 1973 and 1978. The combustion turbine was installed in 1966. Units 1, 2 and 3 are projected to be retired after 2010. Low NOx burner modifications and SCR equipment have been installed on Units 1, 2, 3, 4 and 5.

El Segundo — The El Segundo plant is located in El Segundo, California and produces an aggregate generation capacity of 670 MW from two gas-fired intermediate load units (Units 3 and 4). These units, which have a generation capacity of 335 MW each, were installed in 1964 and 1965, respectively. SCR equipment has been installed on Units 3 and 4.

Long Beach — On August 1, 2007, the Company successfully completed and commissioned the repowering of 260 MW of new gas-fired generating capacity at its Long Beach Generating Station. This new generation provides needed support for the summer peak demand to Southern California Edison, or SCE, and California Independent System Operator systems. This project is backed by a 10-year PPA executed with SCE in November 2006. Total capital spending for the project was approximately $78 million.

Cabrillo II — Cabrillo II consists of 12 combustion turbines located on 4 sites throughout San Diego county with an aggregate generating capacity of 190 MW. The combustion turbines were installed between 1968 and 1972 and are operated under a license agreement with SDG&E through 2013. The combustion turbines provide peaking services and serve a reliability function for the CAISO.

Market Framework

NRG’s assets in the West region primarily consist of older, higher heat rate, natural gas-fired plants in southern California. These plants, while older and less efficient than newer combined cycle plants, provide an important reliability function and were under tolling agreements for 2007. CAISO has designated all of the units comprising El Segundo, Encina and Cabrillo II to be capacity that meets the local capacity procurement requirements of the local load-serving entities. At times, all of the plants have been designated as RMR, which entitles designated plants to certain fixed-cost payments from the CAISO for the right to dispatch those units during periods of locational constraints. Although CAISO retains the option of renewing units as RMR, the current market framework obligates Load Serving Entities to buy a portion of their capacity requirements in the local areas where their load resides. This local procurement obligation drives in part demand for RA or tolling agreements on the units.

California’s investor-owned utilities are sponsoring competitive solicitations for new fossil and renewable generating capacity. NRG has submitted offers for new generation capacity to be constructed at the El Segundo and Encina sites. The new projects are in the process of siting permit review by the California Energy Commission and their respective regional air districts, and are supported by air emissions credits that have been banked after the retirement of older generating units. While neither project will be constructed without a long-term off-take agreement with a credit worthy counter-party, both projects have cost and location advantages that enhance their competitive prospects.

INTERNATIONAL

As of December 31, 2007, NRG, through certain foreign subsidiaries, had investments in power generation projects located in Australia, Germany and Brazil with approximately 1,235 MW of generation capacity. In addition, NRG owns interests in coal mines located in Germany. The Company’s strategy is to maximize its return on investment and therefore concentrates on contract management; monitoring of its facility operators to ensure safe, profitable and sustainable operations; management of cash flow and finances; and growth of its businesses through investments in projects related to current businesses.

NRG’s international power generation assets as of December 31, 2007, are summarized in the table below:

			Net
			Generation
			Capacity	Primary
Plant	Location	% Owned	(MW)	Fuel-type

Gladstone	Australia	37.5	605	Coal
Schkopau	Germany	41.9	400	Lignite
MIBRAG	Germany	50.0	75	Lignite
ITISA(a)	Brazil	99.2	155	Hydro

Total International			1,235

(a)	NRG entered into an agreement to sell ITISA on December 18, 2007. The sale is subject to regulatory and customary closing conditions.

Australia — On June 8, 2006, NRG announced the sale of the Company’s 37.5% equity interest in the Gladstone power station, Gladstone, and NRG subsidiary, Gladstone Operating Services, to Transfield Services — an Australia-based company, for a purchase price of approximately $209 million (AU$239 million), subject to customary purchase price adjustments. The members of the Gladstone joint venture have withheld consent to NRG’s sale of its equity interest in the venture and the transfer of NRG’s rights and obligations in the operation and maintenance contract. NRG will continue to seek to close the transaction in 2008 as agreed or on alternative terms.

Germany — NRG’s interests in Germany include a 50% equity interest in MIBRAG, which mines approximately 16 million metric tonnes of lignite per year and owns 150 MW of electric generation capacity, and a 41.9% interest in Schkopau, a 900 MW generating plant fueled with lignite from MIBRAG. NRG does not have direct operational control of either of these facilities.

Approximately 84% of MIBRAG’s revenues is generated from lignite sales. MIBRAG’s generation capacity comprises three plants, 33% of their output is used to power MIBRAG’s mining operations and the balance is sold, either under a contract or at spot, primarily to EnviaM, the local distribution utility. NRG, through its wholly-owned subsidiary Saale Energie GmbH, or SEG, owns 400 MW of the Schkopau plant’s electric capacity which is sold under a long-term contract to Vattenfall Europe Generation, AG.

Brazil — Through its wholly-owned subsidiary Tosli Acquisition B.V., or Tosli, a Netherlands private limited liability company, NRG owns a 99.2% voting equity interest in a 156 MW hydroelectric power plant through Itiquira Energetica S.A., or ITISA, which is located in the state of Mato Grosso, Brazil. On December 18, 2007, NRG entered into a sale and purchase agreement to sell its 100% interest in Tosli to Brookfield Power Inc., a wholly-owned subsidiary of Brookfield Asset Management Inc., a Canadian asset management company, focused on property, power and infrastructure assets, for a purchase price of approximately $288 million, plus the assumption of approximately $60 million in debt. The sale is subject to the receipt of regulatory approval and other customary closing conditions. NRG anticipates completion of the sale transaction during first half 2008 and as discussed in Item 3 — Note 3, Discontinued Operations, the activities of Tosli and ITISA have been classified as discontinued operations.

THERMAL

Through its wholly-owned subsidiary, NRG Thermal LLC, or NRG Thermal, the Company owns thermal and chilled water businesses that have a steam and chilled water capacity of approximately 1,040 megawatts thermal equivalent, or MWt. As of December 31, 2007, NRG Thermal provided steam heating to approximately 525 customers and chilled water to 100 customers in five cities in the United States. The Company’s thermal businesses in Pittsburgh, Harrisburg and San Francisco are regulated by their respective state Public Utility Commission. The other thermal businesses are subject to contract terms with their customers. In addition, NRG Thermal owns and operates a thermal project that serves an industrial customer with high-pressure steam. NRG Thermal also owns an 88 MW combustion turbine peaking generation facility and a 16 MW coal-fired cogeneration facility in Dover, Delaware as well as a 12 MW gas-fired project in Harrisburg, Pennsylvania. Approximately 36% of NRG Thermal’s revenues are derived from its district heating and chilled water business in Minneapolis, Minnesota.

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

The operations of, and wholesale electric sales from, NRG’s Texas region are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. As discussed below, these operations are subject to regulation by PUCT, as well as to regulation by the NRC with respect to the Company’s ownership interest in STP.

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

Federal Power Act — The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce. Under the FPA, FERC, with certain exceptions, regulates the owners of facilities used for the wholesale sale of electricity or transmission in interstate commerce as public utilities. The FPA also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities. NRG’s QFs are currently exempt from FERC’s rate regulation under Sections 205 and 206 of the FPA to the extent that sales are made pursuant to a state regulatory authority’s implementation of PURPA.

Public utilities under the FPA are required to obtain FERC’s acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. All of NRG’s non-QF generating and power marketing companies in the United States make sales of electricity pursuant to market-based rates authorized by FERC. FERC’s orders that grant NRG’s generating and power marketing companies market-based rate authority reserve the right to revoke or revise that authority if FERC subsequently determines that NRG can exercise market power, create barriers to entry, or engage in abusive affiliate transactions. In addition, NRG’s market-based sales are subject to certain market behavior rules and, if any of its generating or power marketing companies were deemed to have violated any one of those rules, they would be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of their market-based rate authority, as well as criminal and civil penalties. As a condition to the orders granting NRG market-based rate authority, every three years NRG is required to file a market update to demonstrate that it continues to meet FERC’s standards with respect to generating market power and other criteria used to evaluate whether its entities qualify for market-based rates. NRG is also required to report to FERC any material changes in status that would reflect a departure from the characteristics that FERC relied upon when granting NRG’s various generating and power marketing companies market-based rates. If NRG’s generating and power marketing companies were to lose their market-based rate authority, such companies would be required to obtain FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules.

NRG filed the most recent triennial update of its market power analysis on March 26, 2007, and this filing was accepted by FERC on August 9, 2007. On June 21, 2007, FERC issued its long-awaited final rule on market-based rates for wholesale sales of electric energy, capacity, and ancillary services. Of particular note to NRG, the new rule now requires applicants to use submarkets within an RTO region as the relevant geographic market, specifically identifying Southwest Connecticut (and the Connecticut Import interface), New York City, and PJM East as such submarkets. The impact of this rule, and any additional mitigation that may be imposed by FERC as a result of a determination of market power in a submarket, cannot be determined at this time.

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

In compliance with Section 215 of the Energy Policy Act of 2005, or EPAct of 2005, FERC has approved the North American Electric Reliability Corporation, or NERC, as the National Energy Reliability Organization, or ERO. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. NRG is responsible for complying with the standards in the regions in which it operates. As the ERO, NERC has the ability to assess financial penalties for non-compliance. In addition to complying with NERC requirements, each NRG entity must comply with the requirements of the regional reliability council for the region in which it is located.

Public Utility Holding Company Act of 2005 — PUHCA of 2005 provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs, QFs, and Foreign Utility Companies, or FUCOs. NRG is a public utility holding company, but because all of the Company’s generating facilities have QF status or are owned through EWGs, it is exempt from the accounting, record retention, and reporting requirements of PUHCA.

Public Utility Regulatory Policies Act — PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. PURPA created QFs to further both goals, and FERC is primarily charged with administering PURPA as it applies to QFs. As discussed above, under current law, some categories of QFs may be exempt from regulation under the FPA as public utilities. PURPA incentives also initially included a requirement that utilities must buy and sell power to QFs. Among other things, EPAct of 2005 provides for the elimination of the obligation imposed on certain utilities to purchase power from QFs at an avoided cost rate under certain conditions. However, the purchase obligation is only eliminated if FERC first finds that a QF has non-discriminatory access to wholesale energy markets having certain characteristics, including nondiscriminatory transmission and interconnection services provided by a regional transmission entity in certain circumstances. Existing contracts entered into under PURPA are not expected to be impacted. NRG currently owns only one QF, Saguaro Power Company, a Limited Partnership, which is interconnected to and has a contact with Nevada Power Company. Nevada Power Company is not located in a region with an ISO market.

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

Decommissioning Trusts − Upon expiration of the operation licenses for the two generating units at STP, currently scheduled for 2027 and 2028, the co-owners of STP are required under federal law to decontaminate and decommission the STP facility. Under NRC regulations, a power reactor licensee generally must pre-fund the full amount of its estimated NRC decommissioning obligations unless it is a rate-regulated utility, or a state or municipal entity that sets its own rates, or has the benefit of a state-mandated non-bypassable charge available to periodically fund the decommissioning trust such that the trust, plus allowable earnings, will equal the estimated decommissioning obligations by the time the decommissioning is expected to begin.

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

In the event that the funds from the trusts are ultimately determined to be inadequate to decommission the STP facilities, the original owners of the Company’s STP interests, CenterPoint and AEP, each will be required to collect, through their PUCT-authorized non-bypassable rates or other charges to customers, additional amounts required to fund NRG’s obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trusts, those excesses will be refunded to the respective rate payers of CenterPoint or AEP, or their successors.

Public Utility Commission of Texas, or PUCT

NRG’s Texas generation subsidiaries are registered as power generation companies with PUCT. The companies within the Texas region are also regulated as a Qualified Scheduling Entity. PUCT also has jurisdiction over power generation companies with regard to their sales in the wholesale markets, the implementation of measures to address undue market power or price volatility, and the administration of nuclear decommissioning trusts. The PUCT exercises its jurisdiction both directly, and indirectly, through its oversight of ERCOT, the regional transmission organization. NRG Power Marketing LLC, or PMI, is registered as a power marketer with the PUCT and thus is also subject to the jurisdiction of the PUCT with respect to its sales in ERCOT.

Regional Regulatory Developments

In New England, New York, the Mid-Atlantic region, the Midwest and California, FERC has approved regional transmission organizations, also commonly referred to as independent system operators, or ISOs. Most of these ISOs administer a wholesale centralized bid-based spot market in their regions pursuant to tariffs approved by FERC and associated ISO market rules. These tariffs/market rules dictate how the capacity and energy markets operate, how market participants may make bilateral sales with one another, and how entities with market-based rates are compensated within those markets. The ISOs in these regions also control access to and the operation of the transmission grid within their regions. In Texas, pursuant to a 1999 restructuring statute, the PUCT granted similar responsibilities to ERCOT.

NRG is affected by rule/tariff changes that occur in the ISO regions. The ISOs that oversee most of the wholesale power markets have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address market power or volatility in these markets. These types of price limitations and other regulatory mechanisms may adversely affect the profitability of NRG’s generation facilities that sell capacity and energy into the wholesale power markets. In addition, new approaches to the sale of electric power are being implemented, and it is not clear whether they will operate effectively or whether they will provide adequate compensation to generators over the long-term.

Texas Region

ERCOT has adopted “Texas Nodal Protocols” that will revise the wholesale market design to incorporate locational marginal pricing (in place of the current ERCOT zonal market). Major elements of the Texas Nodal Protocols include the continued capability for bilateral contracting of energy and ancillary services, a financially binding day-ahead market, resource-specific energy and ancillary service bid curves, the direct assignment of all congestion rents, nodal energy prices for resources, aggregation of nodal to zonal energy prices for loads, congestion revenue rights (including pre-assignment for public power entities), and pricing safeguards. The PUCT approved the Texas Nodal Protocols on April 5, 2006, and full implementation of the new market design is expected in December 2008. In other rulemakings, the PUCT has expanded its enforcement policy, increased market oversight, and established market and generator-specific data disclosure requirements designed to increase market transparency.

Northeast Region

New England — NRG’s Middletown and Montville facilities continue to be operated pursuant to RMR agreements that were accepted by the Commission on February 1, 2006 (effective January 1, 2006). Unless terminated earlier, the Middletown and Montville RMR agreements will terminate upon the commencement of the Forward Capacity Market, or FCM, as discussed below. The Devon RMR Agreement terminated on December 31, 2006. On July 16, 2007, FERC conditionally accepted, subject to refund, an RMR agreement filed on April 26, 2007 by Norwalk Power for its units 1 and 2, specifying a June 19, 2007 effective date. Norwalk’s RMR rate, as well as its eligibility for the RMR agreement determined based upon the facility’s projected market revenues and costs, are subject to further proceedings. Norwalk filed for the RMR agreement in response to FERC’s order eliminating the Peaking Unit Safe Harbor bidding mechanism which took effect on June 19, 2007. In the recently-concluded FCM auction for delivery year 2010/2011, the Company sought to de-list Norwalk’s units 1 and 2. ISO-NE declined to accept that de-list bid on the grounds these units were needed for reliability. Norwalk will likely operate pursuant to an RMR agreement after June 1, 2010.

On December 28, 2006, the Attorneys General of the State of Connecticut and Commonwealth of Massachusetts filed in the U.S. Court of Appeals for the D.C. Circuit an appeal of the FERC orders accepting the settlement of the New England capacity market design. The settlement, filed March 7, 2006, by a broad group of New England market participants, provides for interim capacity transition payments for all generators in New England for the period starting December 1, 2006 through May 31, 2010, and the establishment of a FCM commencing May 31, 2010. On June 16, 2006, FERC issued an order accepting the settlement, which was reaffirmed on rehearing by order dated October 31, 2006. Interim capacity transition payments provided for under the FCM settlement commenced December 1, 2006, as scheduled. The first FCM auction for the 2010/2011 delivery year was concluded on February 6, 2008, and bidding reached the minimum floor price of $4.50 per kW-month. A successful appeal by the Attorneys General could disturb the settlement and create a refund obligation of interim capacity transition payments. Oral arguments were held on February 14, 2008.

New York — On July 6, 2007, FERC issued an order establishing an approximately six-month paper hearing process to address reforms to the in-city Installed Capacity, or ICAP, market and to formulate comprehensive solutions. On October 4, 2007, the NYISO filed its proposal for revisions to the ICAP market for the New York City zone. While the NYISO’s proposal will retain the existing ICAP market structure, it will impose additional market power mitigation on the current owners of Consolidated Edison’s divested generation units in New York City (which include NRG’s Arthur Kill and Astoria facilities) who are deemed to be pivotal suppliers. Specifically, the NYISO proposal will impose a reference price on pivotal suppliers and require bids to be submitted at or below the reference price. The reference price will be the expected clearing price based upon the intersection of the supply curve and the ICAP Demand Curve if all suppliers bid as price-takers. The NYISO proposal is expected to result in a significant decrease in the clearing price for New York City ICAP. Earlier this year, FERC had rejected proposed mitigation that would have effectively lowered the capacity offer cap for those units from $105/kW-year to $82/kW-year. Although that proposal was rejected on March 6, 2007, FERC initiated an investigation to determine the justness and reasonableness of the NYISO’s in-city installed capacity market, setting a refund effective date of May 12, 2007. The NYISO’s October 4, 2007, filing proposes that any market reforms should be implemented only prospectively and that no refunds should be required.

The state-wide Installed Reserve Margin, or IRM, is set annually by the New York State Reliability Council, or NYSRC, and affects the overall demand for capacity in the New York market. On December 14, 2007, the NYSRC approved a 2008 IRM of 15%, which is a reduction of 1.5% from last year’s requirement and effectively offsets any increased demand for capacity that would have occurred due to load growth. Additionally, on January 29, 2008, FERC accepted the NYISO’s installed capacity demand curves for 2008/2009, 2009/2010, and 2010/2011. The demand curves serve as a critical determinant of capacity market prices, and if approved, would potentially increase prices slightly in the rest-of-state market while reducing prices below their current levels in the New York City market for the next two years, all other factors remaining constant.

PJM — On December 22, 2006, FERC issued an order approving the settlement agreement filed September 29, 2006, in the Reliability Pricing Model, or RPM, proceeding establishing a new capacity market mechanism, the key components of which include the determination of capacity prices through use of a downward-sloping demand curve, locational pricing, and a forward capacity market. PJM has conducted the RPM auctions for the 2007/2008, 2008/2009, 2009/2010, and 2010/2011 delivery years, and has been operating under the RPM since June 1, 2007. Several parties, however, have appealed the FERC’s order accepting the settlement. A successful appeal could potentially disrupt RPM implementation and create a refund obligation. On January 31, 2008, PJM submitted to FERC a proposal to increase its Cost of New Entry, which is a critical component of the demand curve in the RPM market, for the 2011/2012 delivery year. PJM’s proposed increase is opposed by consumer interests.

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

Entergy’s ICT proposal will impact the region’s existing operations by revising the manner in which transmission service is obtained. Compounding the uncertainty caused by the transition to the ICT, FERC has promulgated new regulations with respect to its pro-forma open access transmission tariff, referred to as Order No. 890, that may affect South Central’s ability to transmit, and thus buy and sell, power.

West Region

California has transitioned to a market structure where load-serving entities, or LSEs, have an obligation to procure a portion of their Resource Adequacy, or RA, capacity requirements in transmission-constrained areas. All of NRG’s California assets operate in one or more of these constrained areas. This local procurement obligation is leading to a phase-out of RMR agreements with the CAISO, although CAISO retains the option of renewing RMR agreements as necessary to maintain local reliability. During 2008, only Cabrillo Power II LLC will be operating under an RMR agreement, and only for ten of its twelve peaking units. Cabrillo Power I LLC’s Encina facility terminated its RMR agreement with CAISO effective December 31, 2007. Please see the Regional Business Description for a discussion of the contracting activities that have occurred on the units pursuant to the state’s RA program.

There is no organized capacity market in California. As noted above, the CPUC has imposed local capacity requirements on load-serving entities but the application of this Resource Adequacy Capacity Product obligation is uneven. On December 20, 2007, FERC ordered the CAISO to extend its Reliability Capacity Services Tariff, which was set to expire on December 31, 2007, until the implementation of the CAISO’s Market Redesign and Technology Upgrade, or MRTU, or an alternate backstop capacity procurement mechanism, and initiated an investigation into the justness and reasonableness of the existing capacity procurement process. It is unclear what compensation will be provided to generators needed for reliability purposes. In addition, several generators, including El Segundo Power, LLC, filed a complaint at FERC on November 30, 2007, similarly seeking just and reasonable compensation for the value of capacity-related reliability services.

On September 21, 2006, FERC conditionally accepted the MRTU proposal which is currently scheduled to go into effect during 2008. Significant components of the MRTU include (i) locational marginal pricing of energy; (ii) a more effective congestion management system; (iii) a day-ahead market; and (iv) an increase to the existing bid caps. NRG considers these market reforms to be a positive development for its assets in the region. Several parties have appealed FERC’s orders accepting the MRTU proposal, seeking to materially modify the proposal and/or delay its implementation.

See also Item 15 — Note 22, Regulatory Matters, to the Consolidated Financial Statements for a further discussion.

Environmental Matters

NRG is subject to a wide range of environmental regulations across a broad number of jurisdictions in the development, ownership, construction and operation of domestic and international projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent in recent years, especially around the regulation of air emissions from power generators. Such laws generally require regular capital expenditures for power plant upgrades, modifications and the installation of certain pollution control equipment. In general, future laws and regulations are expected to require the addition of emission controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Company’s facilities. NRG expects that future liability under, or compliance with, environmental requirements could have a material effect on the Company’s operations or competitive position.

Federal Environmental Initiatives

Air — On May 18, 2005, the U.S Environmental Protection Authority, or USEPA, published the Clean Air Mercury Rule, or CAMR, to permanently cap and reduce mercury emissions from coal-fired power plants. CAMR imposes limits on mercury emissions from new and existing coal-fired plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases, 2010 and 2018. The rule was challenged by New Jersey and ten other states. On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated USEPA’s rule delisting coal- and oil-fired electric generating units from regulation under CAA §112 (the “Delisting Rule”) and CAMR. More specifically, cap and trade, allowing power plants to meet emission targets by buying credits, was struck. The three-judge panel agreed with the states that challenged the rule that the USEPA did not have the authority to exempt power plants. Certain states in which NRG operates coal plants, such as Delaware, Massachusetts and New York adopted state implementation plans which did not permit trading in lieu of the CAMR federal implementation plan. Texas and Louisiana adopted the federal CAMR through the state implementation plan, or SIP process. USEPA has already approved the Louisiana SIP, but Texas has not yet been approved. At this time, it is unclear how programs in these states will be affected by the Court’s actions.

On May 12, 2005, the USEPA published the Clean Air Interstate Rule, or CAIR. This rule applies to 28 eastern states and the District of Columbia, or D.C., and caps both SO2 and NOx emissions from power plants in two phases; 2010 and 2015 for SO2 and 2009 and 2015 for NOx. CAIR will apply to some of the Company’s power plants in New York, Massachusetts, Connecticut, Delaware, Louisiana, Illinois, Pennsylvania, Maryland and Texas. On August 24, 2005, the USEPA published a proposed FIP to ensure that generators affected by CAIR reduce emissions on schedule. Furthermore: (i) on December 20, 2005, the USEPA signed proposed revisions to address attainment for fine particulates, or NAAQS for PM2.5, which will require affected states to implement further rules to address SO2 and NOx emissions; and (ii) on November 9, 2005, the USEPA proposed the second phase of the 8-hour ozone NAAQS rule relating to NOx emissions. A number of environmental groups, states and industry organizations challenged aspects of CAIR. The challenges were consolidated into South Coast Air Quality Management District v. EPA. In a ruling on December 22, 2006, the D.C. Circuit overturned portions of USEPA’s Phase I implementation rule for the new 8-hour ozone standard. Specifically, the court ruled that USEPA could revoke the 1-hour standard as long as there was no backsliding from more stringent control measures. This ruling could result in the imposition of fees under Section 185 of the Clean Air Act, or the CAA, on volatile organic carbon, or VOC, and NOx emissions in severe non-attainment areas. The fees could be as high as $7,700/ton for emissions above 80% of baseline emissions levels. Depending on the determination of baseline emission levels, this could materially impact NRG’s operations in California, New York City and Texas.

The clean air visibility rule was published by the USEPA on July 6, 2005. The rule requires regional haze controls by targeting SO2 and NOx emissions from sources including power plants of a certain vintage through the installation of Best Available Retrofit Technology, or BART, in certain cases. States were required to develop implementation plans by December 2007. Most of the Company’s facilities will likely be able to satisfy their obligations under the BART rule through compliance with the more stringent CAIR. Accordingly, no material additional expenditures are anticipated by the Company beyond those required by CAIR.

In the 1990s, the USEPA commenced an industry-wide investigation of coal-fired electric generators to determine compliance with environmental requirements under the CAA associated with repairs, maintenance, modifications and operational changes made to facilities over the years. As a result, the USEPA and several states filed suits against a number of coal-fired power plants in mid-western and southern states alleging violations of the CAA New Source Review, or NSR, and Prevention of Significant Deterioration, or PSD, requirements. The USEPA has issued an NOV against NRG’s Big Cajun II plant alleging that NRG’s predecessors had undertaken projects that triggered requirements under the PSD program, including the installation of emission controls. NRG has evaluated the claims and believes they have no merit. Nonetheless, NRG has had discussions with the USEPA about resolving the claims. See the South Central region below for a further discussion.

There is a growing consensus in the U.S. and globally that GHG emissions are a major cause of global warming. At the national level and at various regional and state levels, policies are under development to regulate GHG emissions, thereby effectively putting a cost on such emissions in order to create financial incentives to reduce them. In addition, earlier this year, the U.S. Supreme Court found that CO2, the most common GHG, could be regulated as a pollutant and that the USEPA should regulate CO2 emissions from mobile sources. Since power plants, particularly coal-fired plants, are a significant source of GHG emissions both in the United States and globally, it is almost certain that GHG regulatory actions will encompass power plants as well as other GHG emitting stationary sources. In 2007, in the course of producing approximately 80 million MWh of electricity,

NRG’s power plants emitted 68 million tonnes of CO2, of which 61 million tonnes were emitted in the United States, 3 million tonnes in Australia and 4 million tonnes in Germany.

Federal, state or regional regulation of GHG emissions could have a material impact on the Company’s financial performance. The actual impact on the Company’s financial performance will depend on a number of factors, including the overall level of GHG reductions required under any such regulations, the price and availability of offsets, and the extent to which NRG would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market. For example, the U.S. Senate is currently considering climate change legislation sponsored by Senators Lieberman and Warner. If legislation with the same level of allocations to existing generation resources and emissions reductions as those contained in the current version of the Lieberman-Warner legislation were enacted, NRG expects that the legislation will have minimal impact on the Company’s financial performance through the next decade. Thereafter, under such legislation as currently drafted, the impact on NRG would depend on the Company’s level of success in developing and deploying low and no carbon technologies being pursued as part of our RepoweringNRG and econrg initiatives.

Water — In July 2004, the USEPA published rules governing cooling water intake structures at existing power facilities commonly referred to as the Phase II 316(b) rules. These rules specify standards for cooling water intake structures at existing power plants using the largest amounts of cooling water. These rules will require implementation of the Best Technology Available, or BTA, for minimizing adverse environmental impacts unless a facility shows that such standards would result in very high costs or little environmental benefit. On January 25, 2007, the 2nd Circuit Court of Appeals made its decision in the Riverkeeper vs. USEPA appeal over the Phase II 316(b) regulation. Riverkeeper prevailed on nearly all issues and the decision essentially remands all of the important aspects of the rule back to the USEPA for reconsideration and restricted their ability to allow generators to substitute mitigation for aquatic specie losses through habitat restoration or other measures. In July 2007, the USEPA suspended the rule, except for the requirement that permitting agencies develop best professional judgment controls for existing facility cooling water intake structures that reflect the best technology available for minimizing adverse environmental impact. The Phase II 316(b) rule affects a number of NRG’s plants, specifically those with once-through cooling systems. While NRG has included the capital costs associated with the rule within the Company’s estimated environmental capital expenditures based on good faith estimates, until consultations on the plans have occurred with USEPA or its delegated state or regional agencies, and the USEPA has concluded its reconsideration of the Phase II 316(b) rules, it is not possible to estimate with certainty the capital costs that will be required for compliance with the Phase II 316(b) rules.

Nuclear Waste — Under the U.S. Nuclear Waste Policy Act of 1982, the federal government must remove and ultimately dispose of spent nuclear fuel and high-level radioactive waste from nuclear plants. Consistent with the Act, owners of nuclear plants, including the owners of STP, entered into contracts setting out the obligations of the owners and the U.S. Department of Energy, or DOE, including the fees to be paid by the owners for DOE’s services. Since 1998, the DOE has been in default on its obligations to begin removing spent nuclear fuel and high-level radioactive waste from reactors. On January 28, 2004, the owners of STP filed a breach of contract suit against the DOE in order to protect against the running of a statute of limitations.

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

Regional U.S. Environmental Initiatives

Northeast Region

NRG’s facilities in the eastern U.S. are subject to a cap-and-trade program governing NOx emissions during the ozone season, which typically begins May 1 and lasts through September 30. These rules essentially require that one NOx allowance be held for each ton of NOx emitted. Each of NRG’s facilities that are subject to these rules have been allocated NOx emission allowances. NRG currently estimates that its total NOx emission allowances is sufficient to generally cover operations at these facilities through 2009, reflecting the fact that NOx allowances are allocated on a three-year, look-back basis. However, if at any point the Company’s NOx emission allowances are insufficient for the anticipated operation of each of these facilities, NRG must purchase NOx allowances. Any obligation to purchase a substantial number of additional NOx emission allowances could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

The Ozone Transport Commission, or OTC, was established by Congress and governs ozone and the NOx budget program in certain eastern states, including Massachusetts, Connecticut, New York and Delaware. The OTC proposes to implement a regional plan containing emission reduction targets for power plants that exceed those under CAIR. The OTC targets and timelines are implemented on a state by state basis. Current attention is focused on NOx emissions from units run primarily on High Energy Demand Days, or HEDD, of which NRG owns facilities in Connecticut, Delaware and New York. NRG continues to be actively engaged in the OTC stakeholder process including providing technical expertise to improve policy decision making. While it is not possible to predict the outcome of this regional effort, to the extent that the OTC is successful in implementing emission requirements that are more stringent than existing regimes, NRG could be materially impacted.

On December 20, 2005, several northeastern states entered into a Memorandum of Understanding, or MOU, to create a RGGI to establish a cap-and-trade GHG program for electric generators. The RGGI states are now in the process of promulgating state regulations needed for implementation. To date, all declared states have selected, with the exception of specific set asides, to auction all of the allowances. With state legislation and regulation in place, the first regional auction of RGGI allowances needed by power generators could be held as early as the summer of 2008. Approximately 12 million tonnes of CO2 were emitted from the Company’s generating units in Connecticut, Delaware, Maryland, Massachusetts and New York that will likely be subject to RGGI in 2009. The impact of RGGI on power prices (and thus on the Company’s financial performance), indirectly through generators seeking to pass through the cost of their CO2 emissions, cannot be predicted. However, NRG believes that due to the absence of allowance allocations under RGGI, the direct financial impact on NRG is likely to be negative as the Company will incur costs in the course of securing the necessary allowances and offsets at auction and in the market.

New England — Massachusetts air regulations prescribe schedules under which six existing coal-fired power plants in-state are required to meet stringent emission limits for NOx, SO2, mercury, and CO2. NRG’s Somerset plant is subject to these regulations. NRG has installed natural gas reburn technology to meet the NOx and SO2 limits. On June 4, 2004, the Massachusetts Department of Environmental Protection, or MADEP, issued its regulation on the control of mercury emissions. The effect of this regulation is that starting October 1, 2006, Somerset will be capped at 13.1 lbs/year of mercury as of January 1, 2008 and must achieve a reduction in its mercury inlet-to-outlet concentration of 85%. NRG plans to meet the requirements through the management of its fuels and the use of early and off-site reduction credits. Additionally, NRG has entered into an agreement with MADEP to retire or repower the Somerset station by the end of 2009. A permit for repowering the facility was approved by the MADEP in 2007.

The Massachusetts carbon regulation 310 CMR 7.29 Emissions Standards for Power Plants requires coal-fired generation located within the state to comply with CO2 emissions restrictions. A carbon emissions rate requirement will apply in 2008. It is expected that Somerset will purchase offsets to comply.

New York — NRG’s Huntley Power LLC, Dunkirk Power LLC and Oswego Power LLC entered into a Consent Order with the New York State Department of Environmental Conservation, or NYSDEC, effective March 31, 2004, regarding certain alleged opacity exceedances. The Order stipulates penalties for future violations of opacity requirements and compliance will be achieved with the installation of baghouses to further control particulates at the Huntley and Dunkirk facilities in 2008 and 2009, respectively. In 2007, NRG accrued amounts payable to NYSDEC of $0.3 million to cover the stipulated penalty payments.

Delaware — In November 2006, the Delaware Department of Natural Resources and Environmental Control, or DNREC, promulgated Regulation No. 1146, or Reg 1146, Electric Generating Unit Multi-Pollutant Regulation and Section 111(d) of the State Plan for the Control of Mercury Emissions from Coal-Fired Electric Steam Generating Units. These regulations govern the control of SO2, NOx, and mercury emissions from electric generating units. NRG’s plan to install controls at the Company’s Indian River facility, while on an accelerated basis, was unable to meet certain deadlines, taking into account the time required, as a practical matter, to design, install and commission the necessary equipment. NRG filed a challenge to Reg 1146 with the Environmental Appeals Board, or EAB, on December 6, 2006. In addition, NRG also filed a protective appeal with the Delaware Superior Court on December 29, 2006. This challenge was settled when DNREC and NRG signed a Consent Order on September 25, 2007, and filed that document with the Delaware Superior Court thereby ending the case. Under this agreement, continued operations at the Company’s Indian River Generating Station are conditioned upon installation of controls on Units 1 and 2 by May 1, 2008, to reduce NOx; installation of controls on Units 1-4 by January 1, 2009 to meet mercury requirements; mothball of Units 1 and 2 by May 1, 2011, and May 1, 2010, respectively; and installation of advanced controls on Units 3 and 4 in 2011 to further reduce NOx and SO2. If the plant emits NOx in excess of 1,700 tons in any given ozone season, it will be subject to a graduated scale of stipulated penalties, up to a maximum $2,500/ton. The capital costs associated with this settlement are included in the Company’s estimated environmental capital expenditures. In the absence of the appropriate control technology installed at this facility, Units 3 and 4 totaling approximately 565 MW, could not operate beyond December 31, 2011, per terms of the consent order.

West Region

On September 27, 2006, Governor Arnold Schwarzenegger signed Assembly Bill 32, or AB32, California Global Warming Solutions Act of 2006. AB 32 requires the California Air Resources Board, or CARB, to develop a GHG reduction program to reduce emissions to 1990 levels by 2020, a reduction of approximately 25%. The reductions are to be phased in beginning 2012 pursuant to regulations to be adopted by 2011. NRG does not expect that implementation of AB32 in California will have a significant adverse financial impact on the Company for a variety of reasons, including the fact that NRG’s California portfolio consists of natural gas-fired peaking facilities and will likely be able to pass through any costs of purchasing allowances in power prices.

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

Nuclear Insurance

STPNOC purchases insurance coverage on behalf of NRG and the other owners of STP. STP maintains property, decontamination liability and nuclear hazard liability insurance coverage as required by law and periodically reviews available limits and coverage for additional protection. Currently, STP has a $2.75 billion limit in property and decontamination liability insurance coverage, which is above the legally required minimum of $1.06 billion. The $2.75 billion includes $1 billion excess blanket coverage that is shared with two other nuclear power plants, namely Diablo Canyon and D.C. Cook. The deductible for property damage is $2.5 million. STP also carries a primary accidental outage policy, which allows for six weeks of indemnity at $3.5 million per week after a 17 week deductible is met. The $3.5 million weekly indemnity would be allocated between the three owners of STP according to their ownership percentages. NRG has purchased additional accidental outage coverage for its 44% ownership stake in STP. This policy provides coverage after the six week indemnity period has been paid under the primary policy, and will provide NRG $1.98 million weekly indemnity per unit for 52 weeks and $1.58 million per week for the next 71 weeks. If both units at STP are affected by an outage arising out of the same accident, weekly indemnity per unit is limited to 80% of the single unit recovery. There is no coverage for partial outages, and the outage must be the result of a property damage caused by a sudden and fortuitous event.

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

In January 2006, NRG’s Indian River Operations, Inc. received a letter of informal notification from DNREC stating that it may be a potentially responsible party with respect to a historic captive landfill. On October 1, 2007, NRG filed a Facility Evaluation with DNREC, through the Voluntary Clean-up Program to investigate the site. DNREC responded to the Facility Evaluation on February 4, 2008 finding no further action is required in relation to surface water and that a previously planned shoreline stabilization project would adequately address shore line erosion. The landfill itself will require a further Remedial Investigation and Feasibility Study to determine the type and scope of any additional work required. Until the Remedial Investigation and Feasibility Study is completed, the Company is unable to predict the impact of any required remediation.

Further details regarding the Company’s Domestic Site Remediation obligations can be found in Item 15 — Note 22, Regulatory Matters, to the Consolidated Financial Statements.

International Environmental Matters

Most of the foreign countries in which NRG owns or may acquire or develop independent power projects have environmental and safety laws or regulations relating to the ownership or operation of electric power generation facilities. These laws and regulations, like those in the U.S., are constantly evolving and have a significant impact on international wholesale power producers. In particular, NRG’s international power generation facilities will likely be affected by emissions limitations and operational requirements imposed by the Kyoto Protocol, an international treaty related to greenhouse gas emissions enacted on February 16, 2005, as well as country-based restrictions pertaining to global climate change concerns.

NRG retains appropriate advisors in foreign countries and seeks to design its international asset management strategy to comply with each country’s environmental and safety laws and regulations. There can be no assurance that changes in such laws or regulations will not adversely affect the Company’s international operations.

MIBRAG/Schkopau, Germany — On June 22, 2007, Germany enacted the German National CO2 Allocation Plan 2008 — 2012, in which MIBRAG was granted CO2 allocations that are less than the needs of its three generating plants. The financial impact of this regulation on MIBRAG’s results is not yet clear and management of MIBRAG is implementing a number of options to minimize any adverse impact. MIBRAG has also submitted an application under the hardship clause of the law to receive a higher allocation of the CO2 allowances. The cost of compliance with the CO2 regulation for NRG’s Schkopau plant is expected to be passed through to its off-taker of energy under its existing PPA.

Gladstone, Australia — On December 3, 2007, Australia ratified the Kyoto Protocol that commits to targets for GHG reductions. Australia also set a target to reduce greenhouse gas emissions to 60% of 2000 levels by 2050. The government is establishing a single national system for reporting of GHG, abatement actions, and energy consumption and generation starting July 1, 2008. This will underpin the Australian Emissions Trading Scheme, currently in the early stages of design that will be operational no later than 2010.

Available Information

NRG’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company’s website, www.nrgenergy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A —	Risk Factors Related to NRG Energy, Inc.

Many of NRG’s power generation facilities operate, wholly or partially, without long-term power sale agreements.

Many of NRG’s facilities operate as “merchant” facilities without long-term power sales agreements for some or all of their generating capacity and output, and therefore are exposed to market fluctuations. Without the benefit of long-term power sales agreements for these assets, NRG cannot be sure that it will be able to sell any or all of the power generated by these facilities at commercially attractive rates or that these facilities will be able to operate profitably. This could lead to future impairments of the Company’s property, plant and equipment or to the closing of certain of its facilities, resulting in economic losses and liabilities, which could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

In addition, because changes in power prices in the markets where NRG operates are generally correlated with changes in natural gas prices, NRG’s hedging portfolio includes natural gas derivative instruments to hedge power prices for its baseload generation. If this correlation between power prices and natural gas prices is not maintained and a change in gas prices is not proportionately offset by a change in power prices, the Company’s natural gas hedges may not fully cover this differential. This could have a material adverse impact on the Company’s cash flow and financial position.

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

A substantial portion of the output from NRG’s baseload facilities has been sold forward under fixed price power sales contracts through 2013, and the Company also sells forward the output from its intermediate and peaking facilities when its deems it commercially advantageous to do so. Because the obligations under most of these agreements are not contingent on a unit being available to generate power, NRG is generally required to deliver power to the buyer, even in the event of a plant outage, fuel supply disruption or a reduction in the available capacity of the unit. To the extent that the Company does not have sufficient lower cost capacity to meet its commitments under its forward sale obligations, the Company would be required to supply replacement power either by running its other, higher cost power plants or by obtaining power from third-party sources at market prices that could substantially exceed the contract price. If NRG fails to deliver the contracted power, it would be required to pay the difference between the market price at the delivery point and the contract price, and the amount of such payments could be substantial.

In the South Central region, NRG has long-term contracts with rural cooperatives that require it to serve all of the cooperatives’ requirements at prices that generally reflect the costs of coal-fired generation. At times, the output from NRG’s coal-fired Big Cajun II facility has been and will continue to be inadequate to serve these obligations, and when that happens the Company has typically purchased power from other power producers, often at a loss. NRG’s financial returns from its South Central region are likely to deteriorate over time as the rural cooperatives grow their customer base, unless the Company is able to amend or renegotiate its contracts with the cooperatives or add generating capacity.

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

NRG generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivatives are accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133, which requires the Company to record all derivatives on the balance sheet at fair value with changes in the fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings, unless the derivative qualifies for cash flow hedge accounting treatment. Whether a derivative qualifies for cash flow hedge accounting treatment depends upon it meeting specific criteria used to determine if the cash flow hedge is and will remain appropriate for the term of the derivative. Economic hedges will not necessarily qualify for cash flow hedge accounting treatment. As a result, the Company may be unable to accurately predict the impact that its risk management decisions may have on its quarterly and annual operating results.

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

The Company may incur additional costs or delays in the construction and operation of new plants, improvements to existing plants, or the implementation of environmental control equipment at existing plants and may not be able to recover their investment or complete the project.

The Company is in the process of constructing new generation facilities, improving its existing facilities and adding environmental controls to its existing facilities. The construction, expansion, modification and refurbishment of power generation facilities involve many additional risks, including:

•	delays in obtaining necessary permits and licenses;

•	environmental remediation of soil or groundwater at contaminated sites;

•	interruptions to dispatch at the Company’s facilities;

•	supply interruptions;

•	work stoppages;

•	labor disputes;

•	weather interferences;

•	unforeseen engineering, environmental and geological problems;

•	unanticipated cost overruns;

•	exchange rate risks; and

•	performance risks.

Any of these risks could cause NRG’s financial returns on new investments to be lower than expected, or could cause the Company to operate below expected capacity or availability levels, which could result in lost revenues, increased expenses, higher maintenance costs and penalties. Insurance is maintained to protect against these risks, warranties are generally obtained for limited periods relating to the construction of each project and its equipment in varying degrees, and contractors and equipment suppliers are obligated to meet certain performance levels. The insurance, warranties or performance guarantees, however, may not be adequate to cover increased expenses. As a result, a project may cost more than projected and may be unable to fund principal and interest payments under its construction financing obligations, if any. A default under such a financing obligation could result in losing the Company’s interest in a power generation facility.

If the Company is unable to complete the development or construction of a facility or environmental control, or decides to delay or cancel such project, it may not be able to recover its investment in that facility or environmental control. Furthermore, if construction projects are not completed according to specification, the Company may incur liabilities and suffer reduced plant efficiency, higher operating costs and reduced net income.

The Company’s RepoweringNRG program is subject to financing risks that could adversely impact NRG’s financial performance.

While NRG currently intends to develop and finance the more capital intensive, solid fuel-fired projects included in the RepoweringNRG program on a non-recourse or limited recourse basis through separate project financed entities, and intends to seek additional investments in most of these projects from third parties, NRG anticipates that it will need to make significant equity investments in these projects. NRG may also decide to develop and finance some of the projects, such as smaller gas-fired and renewable projects, using corporate financial resources rather than non-recourse debt, which could subject NRG to significant capital expenditure requirements and to risks inherent in the development and construction of new generation facilities. In addition to providing some or all of the equity required to develop and build the proposed projects, NRG’s ability to finance these projects on a non-recourse basis is contingent upon a number of factors, including the terms of the EPC contracts, construction costs, PPAs and fuel procurement contracts, capital markets conditions, the availability of tax credits and other government incentives for certain new technologies. To the extent NRG is not able to obtain non-recourse financing for any project or should the credit rating agencies attribute a material amount of the project finance debt to NRG’s credit, the financing of the RepoweringNRG projects could have a negative impact on the credit ratings of NRG.

As part of the RepoweringNRG program, NRG may also choose to undertake the repowering, refurbishment or upgrade of current facilities based on the Company’s assessment that such activity will provide adequate financial returns. Such projects often require several years of development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future fuel and power prices.

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

Under the Atomic Energy Act of 1954, as amended, or AEA, operation of STP, of which NRG indirectly owns a 44.0% interest, is subject to regulation by the Nuclear Regulatory Commission, or NRC. Such regulation includes licensing, inspection, enforcement, testing, evaluation and modification of all aspects of nuclear reactor power plant design and operation, environmental and safety performance, technical and financial qualifications, decommissioning funding assurance and transfer and foreign ownership restrictions. NRG’s 44% share of the output of STP represents approximately 1,175 MW of generation capacity.

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

NRG’s business is subject to the environmental laws and regulations of foreign, federal, state and local authorities. The Company must comply with numerous environmental laws and regulations and obtain numerous governmental permits and approvals to operate the Company’s plants. Should NRG fail to comply with any environmental requirements that apply to its operations, the Company could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail the Company’s operations. In addition, when new requirements take effect or when existing environmental requirements are revised, reinterpreted or subject to changing enforcement policies, NRG’s business, results of operations, financial condition and cash flows could be adversely affected.

Environmental laws and regulations have generally become more stringent over time, and the Company expects this trend to continue. Future federally imposed changes in the National Ambient Air Quality Standard for ozone could result in additional reduction of NOx limits or reduced compliance flexibility for power generating units. Challenges to CAMR, if successful, could result in a unit by unit command and control approach to mercury resulting in additional controls to NRG coal facilities in Louisiana and Texas.

Furthermore, certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. The Company is generally responsible for all liabilities associated with the environmental condition of its power generation plants, including any soil or groundwater contamination that may be present, regardless of when the liabilities arose and whether the liabilities are known or unknown, or arose from the activities of predecessors or third parties.

Policies at the national, regional and state levels to regulate GHG emissions could adversely impact NRG’s result of operations, financial condition and cash flows.

There is a growing consensus in the U.S. and globally that GHG emissions are a major cause of global warming. At the national level and at various regional and state levels, policies are under development to regulate GHG emissions, thereby effectively putting a cost on such emissions in order to create financial incentive to reduce them. Earlier this year, the U.S. Supreme Court found that CO2, the most common GHG, could be regulated as a pollutant and that the USEPA should regulate CO2 emissions from mobile sources. Since power plants, particularly coal-fired plants, are a significant source of GHG emissions both in the United States and globally, it is almost certain that GHG regulatory actions will encompass power plants as well as other GHG emitting stationary sources. In 2007, in the course of producing approximately 80 million MWh of electricity, NRG’s power plants emitted 68 million tonnes of CO2, of which 61 million tonnes were emitted in the United States, 3 million tonnes in Australia and 4 million tonnes in Germany.

Federal, state or regional regulation of GHG emissions could have a material impact on the Company’s financial performance. The actual impact on the Company’s financial performance will depend on a number of factors, including the overall level of GHG reductions required under any such regulations, the price and availability of offsets, and the extent to which NRG would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market.

State and regional initiatives such as the RGGI, in the Northeast, and the Western Climate Initiative, or WCI, are developing market based programs to counteract climate change. The RGGI states are in the process of promulgating state regulations needed for implementation with six of the ten states issuing drafts for comment. With state legislation and regulation in place, the first regional auction of RGGI allowances needed by power generators could be held as early as the summer of 2008.

However, of the approximately 61 million tonnes of CO2 emitted by NRG in the United States in 2007, approximately 12 million tonnes were emitted from the Company’s generating units in Connecticut, Delaware, Maryland, Massachusetts and New York that will likely be subject to RGGI in 2009. The impact of RGGI on power prices (and thus on the Company’s financial performance), indirectly through generators seeking to pass through the cost of their CO2 emissions, cannot be predicted. However, NRG believes that due to the absence of allowance allocations under RGGI, the direct financial impact on NRG is likely to be negative as the Company will incur costs in the course of securing the necessary allowances and offsets at auction and in the market.

NRG’s business, financial condition and results of operations could be adversely impacted by strikes or work stoppages by its unionized employees or inability to replace employees as they retire.

As of December 31, 2007, approximately 66% of NRG’s employees at its U.S. generation plants were covered by collective bargaining agreements. In the event that the Company’s union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, NRG would be responsible for procuring replacement labor or the Company could experience reduced power generation or outages. NRG’s ability to procure such labor is uncertain. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, a number of our employees at our plants are close to retirement. Our inability to replace those workers could create potential knowledge and expertise gaps as those workers retire.

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

NRG has investments in power projects in Australia, Germany and Brazil. International investments are subject to risks and uncertainties relating to the political, social and economic structures of the countries in which it invests. The likelihood of such occurances and their overall effect upon NRG may vary greatly from country to country and are not predictable. Risks specifically related to our investments in international projects may include:

•	fluctuations in currency valuation;

•	currency inconvertibility;

•	expropriation and confiscatory taxation;

•	restrictions on the repatriation of capital; and

•	approval requirements and governmental policies limiting returns to foreign investors.

NRG’s level of indebtedness could adversely affect its ability to raise additional capital to fund its operations, or return capital to stockholders. It could also expose it to the risk of increased interest rates and limit its ability to react to changes in the economy or its industry.

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

The indentures for NRG’s notes and senior secured credit facility contain financial and other restrictive covenants that may limit the Company’s ability to return capital to stockholders or otherwise engage in activities that may be in its long-term best interests. NRG’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness.

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

Cautionary Statement Regarding Forward Looking Information

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “projects”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause

NRG Energy, Inc.’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Risks Related to NRG in Item 1A of NRG’s 2007 Annual Report on Form 10-K and the following:

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Hazards customary to the power production industry and power generation operations such as fuel and electricity price volatility, unusual weather conditions, catastrophic weather-related or other damage to facilities, unscheduled generation outages, maintenance or repairs, unanticipated changes to fuel supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints and the possibility that NRG may not have adequate insurance to cover losses as a result of such hazards;

•	The effectiveness of NRG’s risk management policies and procedures, and the ability of NRG’s counterparties to satisfy their financial commitments;

•	Counterparties’ collateral demands and other factors affecting NRG’s liquidity position and financial condition;

•	NRG’s ability to operate its businesses efficiently, manage capital expenditures and costs tightly (including general and administrative expenses), and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;

•	NRG’s potential inability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws and increased regulation of carbon dioxide and other greenhouse gas emissions;

•	Price mitigation strategies and other market structures employed by independent system operators, or ISOs, or regional transmission organizations, or RTOs, that result in a failure to adequately compensate NRG’s generation units for all of its costs;

•	NRG’s ability to borrow additional funds and access capital markets, as well as NRG’s substantial indebtedness and the possibility that NRG may incur additional indebtedness going forward;

•	Operating and financial restrictions placed on NRG contained in the indentures governing NRG’s outstanding notes in NRG’s senior credit facility and in debt and other agreements of certain of NRG subsidiaries and project affiliates generally;

•	NRG’s ability to implement its RepoweringNRG strategy of developing and building new power generation facilities, including new nuclear units and Integrated Gasification Combined Cycle, or IGCC, units;

•	NRG’s ability to implement its econrg strategy of finding ways to meet the challenges of climate change, clean air and protecting our natural resources while taking advantage of business opportunities; and

•	NRG’s ability to achieve its strategy of regularly returning capital to shareholders.

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

Listed below are descriptions of NRG’s interests in facilities, operations and/or projects owned as of December 31, 2007. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company’s ownership position excluding capacity from inactive/mothballed units as of December 31, 2007. The following table summarizes NRG’s power production and cogeneration facilities by region:

			Net
	Power		Generation
Name and Location of Facility	Market	% Owned	Capacity(MW)	Primary Fuel-type

Texas Region:
W. A. Parish, Thompsons, Texas	ERCOT	100.0	2,460	Coal
Limestone, Jewett, Texas	ERCOT	100.0	1,690	Lignite/Coal
South Texas Project, Bay City, Texas(a)	ERCOT	44.0	1,175	Nuclear
Cedar Bayou, Baytown, Texas	ERCOT	100.0	1,500	Natural Gas
T. H. Wharton, Houston, Texas	ERCOT	100.0	1,025	Natural Gas
W. A. Parish, Thompsons, Texas	ERCOT	100.0	1,190	Natural Gas
S. R. Bertron, Deer Park, Texas	ERCOT	100.0	840	Natural Gas
Greens Bayou, Houston, Texas	ERCOT	100.0	760	Natural Gas
San Jacinto, LaPorte, Texas	ERCOT	100.0	165	Natural Gas
Northeast Region:
Oswego, New York	NYISO	100.0	1,635	Oil
Arthur Kill, Staten Island, New York	NYISO	100.0	865	Natural Gas
Middletown, Connecticut	ISO-NE	100.0	770	Oil
Indian River, Millsboro, Delaware	PJM	100.0	740	Coal
Astoria Gas Turbines, Queens, New York	NYISO	100.0	550	Natural Gas
Dunkirk, New York	NYISO	100.0	530	Coal
Huntley, Tonawanda, New York	NYISO	100.0	380	Coal
Montville, Uncasville, Connecticut	ISO-NE	100.0	500	Oil
Norwalk Harbor, So. Norwalk, Connecticut	ISO-NE	100.0	340	Oil
Devon, Milford, Connecticut	ISO-NE	100.0	140	Natural Gas
Vienna, Maryland	PJM	100.0	170	Oil
Somerset, Massachusetts	ISO-NE	100.0	125	Coal

			Net
	Power		Generation
Name and Location of Facility	Market	% Owned	Capacity(MW)	Primary Fuel-type

Connecticut Jet Power, Connecticut (four sites)	ISO-NE	100.0	105	Oil
Conemaugh, New Florence, Pennsylvania	PJM	3.7	65	Coal
Keystone, Shelocta, Pennsylvania	PJM	3.7	65	Coal
South Central Region:
Big Cajun II, New Roads, Louisiana(b)	SERC-Entergy	86.0	1,490	Coal
Bayou Cove, Jennings, Louisiana	SERC-Entergy	100.0	300	Natural Gas
Big Cajun I, Jarreau, Louisiana	SERC-Entergy	100.0	210	Natural Gas
Big Cajun I, Jarreau, Louisiana	SERC-Entergy	100.0	220	Natural Gas/Oil
Rockford I, Illinois	PJM	100.0	300	Natural Gas
Rockford II, Illinois	PJM	100.0	145	Natural Gas
Sterlington, Louisiana	SERC-Entergy	100.0	185	Natural Gas
West Region:
Encina, Carlsbad, California	Cal ISO	100.0	965	Natural Gas
El Segundo Power, California	Cal ISO	100.0	670	Natural Gas
San Diego Combustion Turbines, California (three sites)	Cal ISO	100.0	190	Natural Gas
Saguaro Power Co., Henderson, Nevada	WECC	50.0	45	Natural Gas
Long Beach, California	CAISO	100.0	260	Natural Gas
International Region:
Gladstone Power	Enertrade/Boyne
Station, Queensland, Australia	Smelters	37.5	605	Coal
Schkopau Power Station, Germany	Vattenfall Europe	41.9	400	Lignite
MIBRAG, Germany(c)	Schkopau & Lippendorf/ ENVIA	50.0	75	Lignite
ITISA, Brazil(d)	COPEL	99.2	155	Hydro

(a)	For the nature of NRG’s interest and various limitations on the Company’s interest, please read Item 1 — Business — Texas — Generation Facilities section

(b)	Units 1 and 2 owned 100.0%, Unit 3 owned 58.0%

(c)	Primarily a coal mining facility

(d)	On December 18, 2007, NRG entered into a sale and purchase agreement to sell its interest in ITISA to Brookfield Power, a wholly-owned subsidiary of Brookfield Asset Management Inc., for a purchase price of approximately $288 million, plus the assumption of approximately $60 million in debt, subject to regulatory approvals and other closing conditions. NRG anticipates completion of the sale transactions during the first half 2008 as discussed in Item 15 — Note 3, Discontinued Operations, Business Acquisitions and Dispositions.

The following table summarizes NRG’s thermal facilities as of December 31, 2007:

		%
		Ownership
Name and Location of Facility	Thermal Energy Purchaser	Interest	Generating Capacity

NRG Energy Center Minneapolis, Minnesota	Approx. 100 steam customers and 50 chilled water customers	100.0	Steam: 1,203 MMBtu/hr. (353 MWt) Chilled Water: 42,630 tons (150 MWt)
NRG Energy Center San Francisco, California	Approx. 170 steam customers	100.0	Steam: 454 MMBtu/Hr. (133 MWt)
NRG Energy Center Harrisburg, Pennsylvania	Approx. 230 steam customers and 3 chilled water customers	100.0	Steam: 440 MMBtu/hr. (129 MWt) Chilled water: 2,400 tons (8 MWt)
NRG Energy Center Pittsburgh, Pennsylvania	Approx. 25 steam and 25 chilled water customers	100.0	Steam: 266 MMBtu/hr. (78 MWt) Chilled water: 12,920 tons (45 MWt)
NRG Energy Center San Diego, California	Approx. 20 chilled water customers	100.0	Chilled water: 7,425 tons (26 MWt)
Camas Power Boiler Camas, Washington	Georgia-Pacific Corp.	100.0	Steam: 200 MMBtu/hr. (59 MWt)
NRG Energy Center Dover, Delaware	Kraft Foods Inc.	100.0	Steam: 190 MMBtu/hr. (56 MWt)
Paxton Creek Cogeneration, Harrisburg, Pennsylvania	PJM	100.0	12 MW — Natural Gas
Dover Cogeneration, Delaware	PJM	100.0	104 MW — Natural Gas/Coal

Other Properties

In addition, NRG owns several real property and facilities relating to its generation assets, other vacant real property unrelated to the Company’s generation assets, interest in a construction project, and properties not used for operational purposes. NRG believes it has satisfactory title to its plants and facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions that, in the Company’s opinion, would not have a material adverse effect on the use or value of its portfolio.

NRG leases its corporate offices at 211 Carnegie Center, Princeton, New Jersey 08540 and various other office space.

Item 3 —	Legal Proceedings

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

The defendants in all of the above referenced cases include WCP and various Dynegy entities. NRG is not a defendant. The Complaints allege that defendants attempted to manipulate natural gas prices in California, and allege violations of California’s antitrust law, conspiracy, and unjust enrichment. The relief sought in all of these cases includes treble damages, restitution and injunctive relief. Defendants’ motion to dismiss was denied by the Court on June 22, 2005, and the cases are in discovery. Dynegy is defending WCP pursuant to an indemnification agreement. In October 2007 Dynegy reached a tentative agreement with plaintiffs to settle these cases. Such settlement requires court approval and proceedings seeking court approval are ongoing. If such settlement was approved, WCP would pay no funds towards that settlement as Dynegy is defending and indemnifying WCP.

California Electricity and Related Litigation Indemnification — In the above cases relating to natural gas, Dynegy’s counsel is defending WCP and/or its subsidiaries and will be the responsible party for any loss. There are no further cases relating to electricity, but should any such new cases arise, Dynegy’s counsel would represent it and WCP and/or its subsidiaries with Dynegy and WCP each responsible for half of the costs and each party responsible for half of any loss.

Public Utilities Commission of the State of California et al. v. Federal Energy Regulatory Commission, Nos. 03-74246 and 03-74207, FERC Nos. EL 02-60-000, EL 02-60, and EL 02-62 (filed December 19, 2006) — The U.S. Court of Appeals for the Ninth Circuit reversed FERC and remanded the case to FERC for further proceedings consistent with the decision. This matter concerns, among other contracts and other defendants, the California Department of Water Resources, or CDWR, and its wholesale power contract with subsidiaries of WCP. The case originated with a February 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. With respect to WCP, the complaint demanded that FERC abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, FERC rejected this demand, denied rehearing, and the case was appealed to the Ninth Circuit where oral argument was held December 8, 2004. The Ninth Circuit held that in FERC’s review of the contracts at issue, FERC could not rely on the Mobile-Sierra standard presumption of just and reasonable rates, as such contracts were not reviewed by FERC with full knowledge of the then-existing market conditions. On May 3, 2007, WCP and the other defendants filed separate petitions for certiorari seeking review by the U.S. Supreme Court and on September 25, 2007, the Court agreed to hear two of the filed petitions. Although WCP’s petition was not selected for review, the Court’s ultimate decision with respect to the other defendants’ petitions will apply equally to WCP. Briefs on behalf of the petitioners, the United States, and friends of the Court were filed in November 2007. Oral argument took place on February 19, 2008, with a decision expected by the end of the year. At this time, while NRG cannot predict with certainty whether WCP will be required to make refunds for rates collected under the CDWR contract or estimate the range of any such possible refunds, a reconsideration of the CDWR contract by FERC with a resulting order mandating significant refunds could have a material adverse impact on NRG’s financial condition, results of operations, and statement of cash flows. As part of the 2006 acquisition of Dynegy’s share of the WCP assets, WCP and NRG assumed responsibility for any risk of loss arising from this case unless any such loss is deemed to have resulted from certain acts of gross negligence or willful misconduct on the part of Dynegy, in which case any such loss would be shared equally by WCP and Dynegy.

Connecticut Light & Power Company v. NRG Energy, Inc., Federal Energy Regulatory Commission Docket No. EL03-10-000-Station Service Dispute (filed October 9, 2002); Binding Arbitration — On July 1, 1999, Connecticut Light & Power Company, or CL&P, and the Company agreed that we would purchase certain CL&P generating facilities. The transaction closed on December 14, 1999, whereupon NRG took ownership of the facilities. CL&P began billing NRG for station service power and delivery services provided to the facilities and NRG refused to pay, asserting that the facilities self-supplied their station service needs. On October 9, 2002, Northeast Utilities Services Company, on behalf of itself and CL&P, filed a complaint at FERC seeking an order requiring NRG Energy to pay for station service and delivery services. On December 20, 2002, FERC issued an Order finding that at times when NRG is not able to self-supply its station power needs, there is a sale of station power from a third-party and retail charges apply. CL&P renewed its demand for payment which was again refused by NRG. In August 2003, the parties agreed to submit the dispute to binding arbitration. In July and August 2006, the parties submitted their respective statements to the three member arbitration panel. On September 11, 2007, the parties argued the dispute before a three judge arbitration panel. On February 19, 2008, the parties executed a settlement agreement ending the arbitration. A component of the settlement requires approval from ISO-NE.

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

Niagara Mohawk Power Corporation v. Huntley Power LLC, NRG Huntley Operations, Inc., NRG Dunkirk Operations, Inc., Dunkirk Power LLC, Oswego Harbor Power LLC, and NRG Oswego Operations, Inc., Federal Energy Regulatory Commission Docket No. EL 03-27-000 (filed November 26, 2002) — This is the companion action to the above referenced action filed by NiMo at FERC asserting the same claims and legal theories. On November 19, 2004, FERC denied NiMo’s petition and ruled that the Huntley, Dunkirk and Oswego plants could net their service station obligations over a 30 calendar day period from the day NRG Energy acquired the facilities. In addition, FERC ruled that neither NiMo nor the New York Public Service Commission could impose a retail delivery charge on the NRG facilities because they are interconnected to transmission and not to distribution. On April 22, 2005, FERC denied NiMo’s motion for rehearing and on October 23, 2006, the U.S. Court of Appeals for the D.C. Circuit denied rehearing. On April 30, 2007, the U.S. Supreme Court denied NiMo’s request for review of the D.C. Circuit decision thus ending further avenues to appeal FERC’s ruling in this matter. NRG believes it is adequately reserved.

Spring Creek Coal Company v. NRG Texas LP, NRG South Texas Power LP, NRG Texas Power LLC, NRG Texas LLC,, and NRG Energy, Inc. Case No. 2:07-cv-00168-CAB, U.S. District Court for the District of Wyoming-Cheyenne Division (filed July 30, 2007, amended compliant filed December 3, 2007) — The complaint alleges multiple breaches in 2007 of a 1978 coal supply agreement as amended by a later 1987 agreement, which plaintiff alleges is a “take or pay” contract. Plaintiff is seeking damages of approximately $18 million. Certain of the defendants filed a motion to dismiss for lack of personal jurisdiction and certain other defendants filed a motion to dismiss for lack of a case in controversy. The court will hear oral argument on these and other motions on July 11, 2008. The trial has been scheduled to begin on September 8, 2008.

Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et. al, U.S. District Court for the Northern District of California (filed February 26, 2008) — Numerous electric generating companies and oil and gas companies have been named as defendants in this complaint, which has been filed but not yet served on NRG. Damages of up to $400 million have been asserted. The complaint alleges that the carbon dioxide emissions of defendants contribute to global climate change which has harmed the plaintiffs. The complaint is filed on behalf of an Alaskan town made up of native tribes and seeks damages associated with those tribes having to relocate from the northern coast of Alaska, purportedly because of the effects of global warming.

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

Disputed Claims Reserve — As part of NRG’s plan of reorganization, NRG funded a disputed claims reserve for the satisfaction of certain general unsecured claims that were disputed claims as of the effective date of the plan. Under the terms of the plan, as such claims are resolved, the claimants are paid from the reserve on the same basis as if they had been paid out in the bankruptcy. To the extent the aggregate amount required to be paid on the disputed claims exceeds the amount remaining in the funded claims reserve, NRG will be obligated to provide additional cash and common stock to satisfy the claims. Any excess funds in the disputed claims reserve will be reallocated to the creditor pool for the pro rata benefit of all allowed claims. The contributed common stock and cash in the reserves are held by an escrow agent to complete the distribution and settlement process. Since NRG has surrendered control over the common stock and cash provided to the disputed claims reserve, NRG recognized the issuance of the common stock as of December 6, 2003, and removed the cash amounts from the Company’s balance sheets. Similarly, NRG removed the obligations relevant to the claims from the balance sheets when the common stock was issued and cash contributed.

On April 3, 2006, the Company made a supplemental distribution to creditors under the Company’s Chapter 11 bankruptcy plan totaling $25 million in cash and 5,082,000 shares of common stock. As of February 7, 2008, the reserve held approximately $10 million in cash and approximately 1,317,138 shares of common stock. NRG believes the cash and stock together represent sufficient funds to satisfy all remaining disputed claims.

Item 4 —	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

NRG’s authorized capital stock consists of 500,000,000 shares of NRG common stock and 10,000,000 shares of preferred stock. A total of 16,000,000 shares of the Company’s common stock are available for issuance under NRG’s Long-Term Incentive Plan. NRG has also filed with the Secretary of State of Delaware a Certificate of Designation for each of the following shares of the Company’s preferred stock: (i) 4% Redeemable Perpetual Preferred Stock, (ii) 3.625% Convertible Perpetual Preferred Stock, and (iii) 5.75% Mandatory Convertible Preferred Stock.

On April 25, 2007, NRG’s Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock which was effected through a stock dividend. The stock split entitled each stockholder of record at the close of business on May 22, 2007 to receive one additional share for every outstanding share of common stock held. The additional shares resulting from the stock split were distributed by the Company’s transfer agent on May 31, 2007. All share and per share amounts within this Form 10-K retroactively reflect the effect of the stock split.

NRG’s common stock is listed on the New York Stock Exchange and has been assigned the symbol: NRG. NRG has submitted to the New York Stock Exchange its annual certificate from its Chief Executive Officer certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. The high and low sales prices, as well as the closing price for the Company’s common stock on a per share basis for 2007 and 2006 are set forth below:

	Fourth	Third	Second	First	Fourth	Third	Second	First
Common Stock	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Price	2007	2007	2007	2007	2006	2006	2006	2006

High	$47.19	$45.08	$45.93	$37.10	$29.74	$25.58	$26.31	$24.73
Low	38.79	34.76	35.98	$27.22	22.14	22.13	21.22	20.90
Closing	$43.34	$42.29	$41.57	$36.02	$28.00	$22.65	$24.09	$22.61

NRG had 236,734,929 shares outstanding as of December 31, 2007, and as of February 25, 2008, there were 236,442,274 shares outstanding. As of February 25, 2008, there were approximately 58,900 common stockholders of record.

Dividends

NRG has not declared or paid dividends on its common stock and the amount available for dividends is currently limited by the Company’s senior secured credit agreements and high yield note indentures.

Repurchase of equity securities

NRG’s repurchases of equity securities for the year ended December 31, 2007, were as follows:

			Total Number
			of Shares
			Purchased as	Dollar Value of
			Part of Publicly	Shares that may be
	Total Number of	Average Price	Announced Plans	Purchased Under the
For the Year Ended December 31, 2007	Shares Purchased	Paid per Share	or Programs	Plans or Programs

First quarter	3,000,000	$34.38	3,000,000	$165,160,714
Second quarter	2,669,200	42.16	2,669,200	52,613,935
Third quarter	1,337,500	39.38	1,337,500	—
Fourth quarter	2,037,700	41.82	—	—

Total for 2007	9,044,400	$39.09	7,006,700

On November 3, 2006, as part of Phase II of the Company’s Capital Allocation Program discussed in Item 15 — Note 13, Capital Structure, NRG announced an increase to the share repurchase program to a $500 million stock buyback. As originally announced on August 1, 2006, Phase II was only to be a $250 million stock buyback. NRG completed Phase II during the third quarter 2007.

As part of the Company’s ongoing Capital Allocation Program, the Company initiated its 2008 program in December 2007. The Company repurchased 2,037,700 shares of NRG common stock during that month in the open market for approximately $85 million. In January 2008, the Company repurchased an additional 344,000 shares of NRG common stock on the open market for approximately $15 million.

Securities Authorized for Issuance under Equity Compensation Plans

(c)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued Upon	Weighted-Average Exercise	Under Compensation
	Exercise of	Price of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants and	Securities Reflected
Plan Category	Warrants and Rights	Rights	in Column(a)

Equity compensation plans approved by security holders	7,180,589	$19.98	7,941,758	(a)
Equity compensation plans not approved by security holders	—	N/A	—

Total	7,180,589	$19.98	7,941,758	(a)

(a)	NRG Energy, Inc.’s Long-Term Incentive Plan, or the LTIP, became effective upon the Company’s emergence from bankruptcy. The LTIP was subsequently approved by the Company’s stockholders on August 4, 2004 and was amended on April 28, 2006 to increase the number of shares available for issuance to 16,000,000, on a post-split basis, and again on December 8, 2006 to make technical and administrative changes. The LTIP provides for grants of stock options, stock appreciation rights, restricted stock, performance units, deferred stock units and dividend equivalent rights. NRG’s directors, officers and employees, as well as other individuals performing services for, or to whom an offer of employment has been extended by the Company, are eligible to receive grants under the LTIP. The purpose of the LTIP is to promote the Company’s long-term growth and profitability by providing these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee of the Board of Directors administers the LTIP. There were 7,941,758 and 8,602,978 shares of common stock remaining available for grants of awards under NRG’s LTIP as of December 31, 2007 and 2006, respectively.

Stock Performance Graph

The performance graph below compares NRG’s cumulative total shareholder return on the Company’s common stock for the period January 2, 2004, through December 31, 2007 with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY. Upon the Company’s emergence from bankruptcy on December 5, 2003 until March 24, 2004 NRG’s common stock traded on the Over-The-Counter Bulletin Board. On March 25, 2004, NRG’s common stock commenced trading on the New York Stock Exchange under the symbol “NRG”.

The performance graph shown below is being provided as furnished and compares each period assuming that $100 was invested on January 2, 2004 in each of the common stock of NRG, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.

Comparison of Cumulative Total Return

	Jan-2004	Dec-2004	Dec-2005	Dec-2006	Dec-2007
NRG Energy, Inc.	$100.00	$160.58	$209.89	$249.49	$386.10
S&P 500	100.00	111.22	116.68	135.11	142.53
UTY	$100.00	$126.23	$149.50	$179.67	$213.76

Item 6 —	Selected Financial Data

The following table presents NRG’s historical selected financial data. The data included in the following table has been restated to reflect the assets, liabilities and results of operations of certain projects that have met the criteria for treatment as discontinued operations. For additional information refer to Item 15 — Note 3, Discontinued Operations, to the Consolidated Financial Statements.

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

In addition, on April 25, 2007, NRG’s Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock which was effected through a stock dividend. The stock split entitled each stockholder of record at the close of business on May 22, 2007 to receive one additional share for every outstanding share of common stock held. The additional shares resulting from the stock split were distributed by the Company’s transfer agent on May 31, 2007. All share and per share amounts within this Form 10-K retroactively reflect the effect of the stock split.

	Reorganized NRG					Predecessor Company
					December 6 –	January 1 –
	Year Ended December 31,				December 31,	December 5,
	2007	2006	2005	2004	2003	2003
	(In millions except ratio and per share data)

Statement of income data:
Total operating revenues	$5,989	$5,585	$2,400	$2,080	$120	$1,570
Total operating costs and expenses	5,060	4,720	2,290	1,848	109	(1,671)
Income from continuing operations, net	569	543	68	157	12	3,180
Income/(loss) from discontinued operations, net	17	78	16	29	(1)	(414)
Net income	586	621	84	186	11	2,766
Common share data:
Basic shares outstanding — average	240	258	169	199	200
Diluted shares outstanding — average	288	301	171	201	200
Shares outstanding — end of year	237	245	161	174	200
Per share data:
Income from continuing operations — basic	2.14	1.90	0.28	0.78	0.06
Income from continuing operations — diluted	1.95	1.78	0.28	0.78	0.06
Net income — basic	2.21	2.21	0.38	0.93	0.06
Net income — diluted	2.01	2.04	0.38	0.93	0.06
Book value	19.48	19.48	11.31	13.14	12.19
Business metrics:
Cash flow from operations	1,517	408	68	645	(589)	238
Liquidity position	$2,715	$2,227	$758	$1,600	$1,545	N/A
Ratio of earnings to fixed charges	2.28	2.38	1.48	1.93	1.76	11.92
Ratio of earnings to fixed charges and preference dividends	2.03	2.09	1.30	1.92	1.76	11.92
Return on equity	10.65	10.98	3.77	6.91	N/A	N/A
Ratio of debt to total capitalization	55.70	57.38	44.91	44.57	56.14	N/A
Balance sheet data:
Current assets	$3,562	$3,083	$2,197	$2,119	$2,183	N/A
Current liabilities	2,277	2,032	1,357	1,090	2,096	N/A
Property, plant and equipment, net	11,320	11,546	2,559	2,639	3,271	N/A
Total assets	19,274	19,436	7,467	7,906	9,336	N/A
Long-term debt, including current maturities and capital leases	8,361	8,726	2,456	3,220	3,648	N/A
Total stockholders’ equity	$5,504	$5,658	$2,231	$2,692	$2,437	N/A

N/A not applicable

The following table provides the details of NRG’s operating revenues:

	Reorganized NRG					Predecessor Company
					December 6 –	January 1 –
	Year Ended December 31,				December 31,	December 5,
	2007	2006	2005	2004	2003	2003
	(In millions except ratio and per share data)

Energy	$4,265	$3,155	$1,840	$1,181	$52	$769
Capacity	1,196	1,516	563	612	37	566
Risk management activities	4	124	(292)	61	—	19
Contract amortization	242	628	9	(6)	13	—
Thermal	125	124	124	112	9	24
Hedge Reset	—	(129)	—	—	—	—
Other	157	167	156	120	9	192

Total operating revenues	$5,989	$5,585	$2,400	$2,080	$120	$1,570

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

Hedge Reset is the impact from the net settlement of long-term power contracts and gas swaps by negotiating prices to current market. This transaction was completed in November 2006. Also see Item 15 — Note 5, Accounting for Derivatives and Hedging Activities, to the Consolidated Financial Statements for a further discussion.

Other revenue primarily consists of operations and maintenance fees, or O&M fees, sale of natural gas and emission allowances, and revenue from ancillary services. O&M fees consist of revenues received from providing certain unconsolidated affiliates with services under long-term operating agreements. Ancillary services are comprised of the sale of energy-related products associated with the generation of electrical energy such as spinning reserves, reactive power and other similar products.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion and analysis, the Company discusses and explains the financial condition and the results of operations for NRG for the year ended December 31, 2007, that will include the points below:

•	Factors which affect NRG’s business;

•	NRG’s earnings and costs in the periods presented;

•	Changes in earnings and costs between periods;

•	Impact of these factors on NRG’s overall financial condition;

•	A discussion of new and ongoing initiatives that may affect NRG’s future results of operations and financial condition;

•	Expected future expenditures for capital projects; and

•	Expected sources of cash for future operations and capital expenditures.

As you read this discussion and analysis, refer to NRG’s Consolidated Statements of Operations, which present the results of the Company’s operations for the years ended December 31, 2007, 2006 and 2005. The Company analyzes and explains the differences between the periods in the specific line items of NRG’s Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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

Executive Summary

Overview

NRG Energy, Inc., or NRG or the Company, is a wholesale power generation company with a significant presence in major competitive power markets in the United States. NRG is engaged in the ownership, development, construction and operation of power generation facilities, the transacting in and trading of fuel and transportation services, and the trading of energy, capacity and related products in the United States and select international markets. As of December 31, 2007, NRG had a total global portfolio of 191 active operating generation units at 49 power generation plants, with an aggregate generation capacity of approximately 24,115 MW and approximately 740 MW under construction which includes partnership interests. Within the United States, NRG has one of the largest and most diversified power generation portfolios in terms of geography, fuel-type and dispatch levels, with approximately 22,880 MW of generation capacity in 175 active generating units at 43 plants. These power generation facilities are primarily located in Texas (approximately 10,805 MW), the Northeast (approximately 6,980 MW), South Central (approximately 2,850 MW), and West (approximately 2,130 MW) regions of the United States, with approximately 115 MW of additional generation capacity from the Company’s thermal assets. NRG’s principal domestic power plants consist of a mix of natural gas-, coal-, oil-fired and nuclear facilities, representing approximately 46%, 33%, 16% and 5% of the Company’s total domestic generation capacity, respectively. In addition, 15% of NRG’s domestic generating facilities have dual or multiple fuel capacity, which allows plants to dispatch with the lowest cost fuel option. NRG’s domestic generation facilities consist of baseload, intermediate and peaking power generation facilities, the ranking of which is referred to as Merit Order, and include thermal energy production plants. The sale of capacity and power from baseload generation facilities accounts for the majority of the Company’s revenues and provides a stable source of cash flow. In addition, NRG’s generation portfolio provides the Company with opportunities to capture additional revenues by selling power during periods of peak demand, offering capacity or similar products to retail electric providers and others, and providing ancillary services to support system reliability.

Business Strategy

NRG’s strategy is to optimize the value of the Company’s generation assets while using its asset base as a platform for growth and enhanced financial performance which can be sustained and expanded upon in the years to come. NRG plans to maintain and enhance the Company’s position as a leading wholesale power generation company in the United States in a cost-effective and risk-mitigating manner in order to serve the bulk power requirements of NRG’s existing customer base and other entities that offer load or otherwise consume wholesale electricity products and services in bulk. NRG’s strategy includes the following principles:

Increase value from existing assets — NRG has a highly diversified portfolio of power generation assets in terms of region, fuel-type and dispatch levels. Through the FORNRG initiative, NRG will continue to focus on extracting value from its portfolio by improving plant performance, reducing costs and harnessing the Company’s advantages of scale in the procurement of fuels and other commodities, parts and services, and in doing so improving the Company’s return on invested capital, or ROIC.

Reduce the volatility of the Company’s cash flows through asset-based commodity hedging activities — NRG will continue to execute asset-based risk management, hedging, marketing and trading strategies within well-defined risk and liquidity guidelines in order to manage the value of the Company’s physical and contractual assets. The Company’s marketing and hedging philosophy is centered on generating stable returns from its portfolio of baseload power generation assets while preserving an ability to capitalize on strong spot market conditions and to capture the extrinsic value of the Company’s intermediate and peaking facilities and portions of its baseload fleet. NRG believes that it can successfully execute this strategy by (i) leveraging its expertise in marketing power and ancillary services, (ii) its knowledge of markets, (iii) its balanced financial structure and (iv) its diverse portfolio of power generation assets.

Pursue additional growth opportunities at existing sites — NRG is favorably positioned to pursue growth opportunities through expansion of its existing generating capacity and development of new generating capacity at its existing facilities. NRG intends to invest in its existing assets through plant improvements, repowerings, brownfield development and site expansions to meet anticipated requirements for additional capacity in NRG’s core markets. Through the RepoweringNRG initiative, NRG will continue to develop, construct and operate new and enhanced power generation facilities at its existing sites, with an emphasis on new baseload capacity that is supported by long-term power sales agreements and financed with limited or non-recourse project financing. NRG expects that these efforts will provide one or more of the following benefits: improved heat rates; lower delivered costs; expanded electricity production capability; an improved ability to dispatch economically across the Merit Order; increased technological and fuel diversity; and reduced environmental impacts, including facilities that either have near zero GHG, emissions or can be equipped to capture and sequester GHG emissions.

Reduce carbon intensity of portfolio while taking advantage of carbon-driven business opportunities — NRG continues to actively pursue investments in new generating facilities and technologies that will be highly efficient and will employ no and low carbon technologies to limit CO2 emissions and other air emission. Through the RepoweringNRG and econrg initiatives, NRG is focused on the development of low or no GHG emitting energy generating sources, such as nuclear, wind, ‘clean’ coal and gas, and the employment of post-combustion capture technologies, which represents significant commercial opportunities.

Maintain financial strength and flexibility — NRG remains focused on cash flow and maintaining appropriate levels of liquidity, debt and equity in order to ensure continued access to capital for investment, to enhance risk-adjusted returns and to provide flexibility in executing NRG’s business strategy. NRG will continue to focus on maintaining operational and financial controls designed to ensure that the Company’s financial position remains strong. At the same time, the Company’s ongoing capital allocation objective includes scheduled repayment of debt based on the amount of cash flow by the Company each year, as well as an annual return of capital to shareholders, targeted at an average rate of 3% of market capitalization, of approximately $250 million to $300 million per year.

Pursue strategic acquisitions and divestures — NRG will continue to pursue selective acquisitions, joint ventures and divestitures to enhance its asset mix and competitive position in the Company’s core markets. NRG intends to concentrate on opportunities that present attractive risk-adjusted returns. NRG will also opportunistically pursue other strategic transactions, including mergers, acquisitions or divestitures.

Business Environment

General Industry — Emerging trends impacting the power industry include (a) increased regulatory and political scrutiny, (b) financial credit market disruptions triggered by sub-prime investment losses which may have, in part, contributed to current recessionary pressures, and (c) the development of power capacity markets intended to induce new investment in order to address tightening reserve margins. The industry dynamics and external influences that will affect the Company and the power generation industry in 2008 and for the medium term include:

Carbon — At the national level and at various regional and state levels, policies are under development to regulate GHG emissions, including CO2, the most common pollutant, thereby effectively putting a cost on such emissions in order to create financial incentive to reduce them. It is almost certain that GHG regulatory schemes will encompass power plants, with the impact on the Company’s financial performance depending on a number of factors, including the overall level of GHG reductions required under any such regulation, the price and availability of offsets, and the extent to which NRG would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market. While the passing and timing of legislation remains uncertain, the Company expects that the impact of such legislation on the Company’s financial performance, as such legislation is currently proposed, to have a minimal impact through the next decade. Thereafter, the impact would depend on the level of success of the Company’s multifold strategy, which includes (a) shaping public policy with the objective being constructive and effective federal GHG regulatory policy, and (b) pursuing its RepoweringNRG and econrg programs. The Company’s multifold strategy is discussed in greater detail in Item 1, Business under Carbon Update.

Financial Credit Market Availability and Domestic Recessionary Pressures.  Triggered largely by the decay in sub-prime credit markets, the cost of credit has sharply increased while credit availability has declined. Capital intensive generators rely on the credit markets for liquidity and for the financing of power generation investments. Concurrently, economic indicators are pointing towards a potential slowdown in the United States economy. A sharp downturn in U.S. housing, the tighter credit conditions, and disappointing employment numbers, amongst other data have highlighted the risk of economic recession. Historically, an economic recession results in lower power demand and power prices. If an economic recession does occur in the near term it is unlikely to have a material impact on the Company due to the hedged position of its portfolio.

Consolidation — Over the long-term, industry consolidation is expected to occur, with mergers and acquisitions activity in the power generation sector likely to involve utility-merchant or merchant-merchant combinations. There may also be interest by foreign power companies, particularly European utilities, in the American power generation sector. However, for the near-term, and particularly in the coming year, given the current financial market environment along with the uncertainty surrounding domestic carbon legislation, consolidation is less likely.

Infrastructure Development — In response to record peak power demand, tightening reserve margins, and volatile natural gas prices, the power generation industry has announced significant expansion plans for both transmission and generation. In addition to traditional gas-fired capacity, much of the new generation announced would be from non-gas fuel sources, including nuclear and renewable sources. During 2007, 18 gigawatts of previously announced pulverized coal generation projects were canceled due to increasing public and political concern regarding carbon emissions. The Energy Policy Act of 2005 created financial incentives for non-traditional baseload generation, such as advance nuclear and “clean coal” technologies in order to reduce reliance on the more traditional pulverized coal technologies. Depending on the timing and location of this new construction, as well as the construction activity in the oil and petrochemical sectors, access to experienced engineers, skilled operators, and maintenance workers could impact the timing and costs of these projects.

Market Developments — A number of the markets NRG serves are currently undergoing changes. NE-ISO held its first auction in February 2008 for 2010 capacity commitments as part of its FCM, while in California, MRTU is scheduled to go into effect on April 1, 2008. PJM completed its first RPM auctions during 2007. The primary objective of these market re-designs are to provide timely and accurate market signals to encourage new investment in transmission and new generation in the locations where the new investment is needed. In addition to these capacity market developments, in December 2008, ERCOT is expected to fully implement the “Texas Nodal Protocols,” which will revise the wholesale market design to incorporate locational marginal pricing, replacing the existing zonal wholesale market design. The ERCOT market design is expected to reduce local transmission congestion costs, with impacts on pricing uncertain at this time.

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

Stock Split

On April 25, 2007, NRG’s Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock which was effected through a stock dividend. The stock split entitled each stockholder of record at the close of business on May 22, 2007 to receive one additional share for every outstanding share of common stock held. The additional shares resulting from the stock split were distributed by the Company’s transfer agent on May 31, 2007. All share and per share amounts within this Form 10-K retroactively reflect the effect of the stock split.

Environmental Matters, Regulatory Matters and Legal Proceedings

NRG discusses details of its other environmental matters in Item 15 — Note 23, Environmental Matters, to its Consolidated Financial Statements and Item 1, Business — Environmental Matters, section. NRG discusses details of its regulatory matters in Item 15 — Note 22, Regulatory Matters, to its Consolidated Financial Statements and Item 1, Business — Environmental Matters, section. NRG discusses details of its legal proceedings in Item 15 — Note 21, Commitments and Contingencies, to its Consolidated Financial Statements. Some of this information is about costs that may be material to the Company’s financial results.

Impact of inflation on NRG’s results

Unless discussed specifically in the relevant segment, for the years ended December 31, 2007, 2006 and 2005, the impact of inflation and changing prices (due to changes in exchange rates) on NRG’s revenues and income from continuing operations was immaterial.

Capital Allocation Strategy

NRG’s capital allocation philosophy includes reinvestment in its core facilities, maintenance of prudent debt levels and interest coverage, the regular return of capital to shareholders and investment in repowering opportunities. Each of these components are described further as follows:

•	Reinvestment in existing assets — Opportunities to invest in the existing business, including maintenance and environmental capital expenditures that improve operational performance, ensure compliance with environmental laws and regulations, and expansion projects.

•	Management of debt levels — The Company uses several metrics to measure the efficiency of its capital structure and debt balances, including the Company’s targeted net debt to total capital ratio range of 45% to 60% and certain cash flow and interest coverage ratios. The Company intends in the normal course of business to continue to manage its debt levels towards the lower end of the range and may, from time to time, pay down its debt balances for a variety of reasons.

•	Return of capital to shareholders — The Company’s debt instruments include restrictions on the amount of capital that can be returned to shareholders. The Company has in the past returned capital to shareholders while maintaining compliance with existing debt agreements and indentures. The Company expects to regularly return capital to shareholders through opportunistic share repurchases, while exploring other prospects to increase its flexibility under restrictive debt covenants.

•	Repowering, econrg and new build opportunities — The Company intends to pursue repowering initiatives that enhance and diversify its portfolio and provide a targeted economic return to the Company.

Significant events during the year ended December 31, 2007

Results of Operations

•	Impact of Hedge Reset — in November 2006, the Company reset legacy Texas hedges which resulted in an increase in energy revenue of $449 million as the period’s average contract prices increased by approximately $13 per MWh as compared to the 2006 average contract prices.

•	Development costs — NRG incurred $101 million in net development costs primarily due to required engineering studies to obtain the Combined Construction and Operating License Application, or COLA, as well as development costs for other RepoweringNRG projects. On September 24, 2007, NRG filed a COLA with the NRC to build and operate two new nuclear units at the STP site. Effective October 29, 2007, the City of San Antonio agreed to partner with NRG in the development and ownership of these new units, to reimburse NRG for a pro rata share of certain project costs NRG had incurred, and to pay a pro rata share of future development costs. NRG was reimbursed $42 million for costs incurred to develop STP 3 and 4 through October 31, 2007; $39 million of the total $42 million was recorded as a reduction to development costs.

•	Acquisition of Texas and WCP — the inclusion of a full year of activity for the Texas region and WCP in 2007, contributed to an increase in operating income of approximately $76 million, compared to 2006.

•	New capacity markets — the introduction of the Locational Forward Reserve Market, or LFRM, the Reliability Pricing Model market, or RPM, and transition capacity payment markets, increased capacity revenues in the Northeast region by $78 million.

•	Refinancing expense — the Company recognized a $35 million write-off of previously deferred financing cost due to the refinancing of the Company’s Senior Credit Facility.

•	Interest expense — the increase in debt due to the acquisition of Texas Genco LLC, Hedge Reset transaction and the Capital Allocation Program increased interest expense by approximately $99 million.

•	Sale of ITISA — on December 18, 2007, NRG entered into a sale and purchase agreement to sell its 100% interest in Tosli, which holds all of NRG’s interest in ITISA, to Brookfield Asset Management Inc. for the purchase price of $288 million, plus the assumption of approximately $60 million in debt. NRG anticipates the completion of the sale transaction during the first half of 2008. As discussed in Note 3 — Discontinued Operations, Business Acquisitions and Dispositions the activities of Tosli and ITISA have been classified in discontinued operations.

Other

•	STP Repowerings — The NRC docketed the Company’s COLA on November 30, 2007, signaling the beginning of their comprehensive and detailed review process. The Company expects to achieve commercial operation for Unit 3 approximately 48 months after issuance of the COLA, and commercial operation for Unit 4 approximately 12 months thereafter.

•	Cedar Bayou Generating Station — on August 1, 2007, NRG and a partner entered into definitive agreements pursuant to which the two parties will jointly develop, construct, operate and own, on a 50/50 undivided interest basis, a new 550 MW combined cycle natural gas turbine generating plant at NRG’s Cedar Bayou Generating Station in Chambers County, Texas. In exchange for a 50% undivided interest in certain tangible and intangible assets and rights to use facilities owned by NRG, the partner agreed to pay NRG $45 million during a 24-month period.

•	Long Beach — on August 1, 2007, the Company successfully completed and commissioned the repowering of 260 MW of new gas-fired generating capacity at its Long Beach Generating Station. This project is supported by a 10-year PPA.

Consolidated Results of Operations

2007 compared to 2006

The following table provides selected financial information for NRG Energy, Inc., for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change %
	(In millions except otherwise noted)

Operating Revenues
Energy revenue	$4,265	$3,155	35%
Capacity revenue	1,196	1,516	(21)
Risk management activities	4	124	N/A
Contract amortization	242	628	(61)
Thermal revenue	125	124	1
Hedge Reset	—	(129)	N/A
Other revenues	157	167	(6)

Total operating revenues	5,989	5,585	7
Operating Costs and Expenses
Cost of operations	3,378	3,265	3
Depreciation and amortization	658	590	12
General and administrative	309	276	12
Development costs	101	36	181

Total operating costs and expenses	4,446	4,167	7
Gain on sale of assets	17	—	N/A

Operating Income	1,560	1,418	10
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	54	60	(10)
Gains on sales of equity method investments	1	8	(88)
Other income, net	55	156	(65)
Refinancing expenses	(35)	(187)	(81)
Interest expense	(689)	(590)	17

Total other expenses	(614)	(553)	11
Income from Continuing Operations before income tax expense	946	865	9
Income tax expense	377	322	17

Income from Continuing Operations	569	543	5
Income from discontinued operations, net of income tax expense	17	78	(78)

Net Income	$586	$621	(6)

Business Metrics
Average natural gas price — Henry Hub ($/MMbtu)	7.12	6.99	2%

N/A-Not applicable

Operating Revenues

Operating revenues increased by $404 million for the year ended December 31, 2007, compared to 2006. This was due to:

•	Energy revenues — energy revenues increased by $1.1 billion for the year ended December 31, 2007, compared to 2006:

•	Texas — energy revenues increased by $972 million of which $217 million was due to the inclusion of twelve months activity in 2007 compared to eleven months in 2006. Of the remaining $755 million increase, $449 million was due to the Hedge Reset transaction which resulted in higher 2007 average contracted prices of approximately $13 per MWh. In addition, revenues from 8.8 million MWh of generation moved from capacity revenue to energy revenue. Prior to the Acquisition, PUCT regulations required that Texas sell 15% of its capacity by auction at reduced rates. In March 2006, the PUCT accepted NRG’s request to no longer participate in these auctions and that capacity is now being sold in the merchant market. These favorable results were partially offset by lower sales from the region’s natural gas-fired units due to a cooler summer which resulted in lower generation of approximately 2.7 million MWh.

•	Northeast — energy revenues increased by approximately $138 million, of which $61 million was due to a 6% increase in generation, primarily driven by increases at the region’s Arthur Kill, Oswego and Indian River plants. The Arthur Kill plant increased generation by 448 thousand MWh due to transmission constraints around New York City, the Oswego plants’ generation increased by 127 thousand MWh due to a colder winter during 2007 compared to 2006, and the Indian River plants’ generation increased by 418 thousand MWh due to stronger pricing and fewer outages in the second half of 2007 compared to the second half of 2006.

•	South Central — energy revenues increased by approximately $70 million, due to a new contract which increased contract sales volume by approximately 1.3 million MWh and energy revenues by $69 million. Following a contractual fuel adjustment charge, energy revenues increased by $11 million from the region’s cooperative customers. This was offset by a $12 million decrease in merchant energy revenue.

•	West — energy revenues decreased by approximately $72 million, excluding the first quarter 2007, due to the tolling agreement at the Encina plant that has resulted in the receipt of fixed monthly capacity payment in return for the right to schedule and dispatch from the plant. The Encina tolling agreement replaced an RMR agreement under which the plant was called upon to generate and earn energy revenues for such dispatch.

•	Capacity revenues — capacity revenues decreased by $320 million for the year ended December 31, 2007, compared to 2006, due to a decrease in Texas capacity revenues that were partially offset by increases in capacity revenues in the Northeast, South Central and West regions:

•	Texas — capacity revenues decreased by $486 million due to a reduction of capacity auction sales mandated by the PUCT in prior years as previously discussed.

•	Northeast — capacity revenues increased by $81 million of which $39 million of the increase was from the region’s NEPOOL assets and $36 million was from the region’s PJM assets. The NEPOOL assets benefited from the new LFRM market and transition capacity market, both introduced in the fourth quarter 2006. Capacity revenues increased by $24 million from the LFRM market and $18 million from transition capacity payments, which was offset by a $3 million reduction in capacity payments due to the expiration of the Devon plant’s RMR agreement on December 31, 2006. On June 1, 2007, the new RPM capacity market became effective in PJM increasing capacity revenues by $36 million as compared to 2006.

•	South Central — capacity revenues increased by approximately $22 million. Of this increase, $15 million was due to higher billing rates as a result of the region’s market setting new summer peaks hit in 2006 and 2007, $6 million was due to higher contractual transmission pass-though costs to the region’s cooperative customers and $3 million was due to improved market conditions at the region’s Rockford plants. In

August 2007, the region set a new system peak of 2,123 MW which will continue to impact capacity revenue in the first half of 2008.

•	West — capacity revenues increased by approximately $54 million, of which $26 million was related to the inclusion of the first quarter 2007 compared to 2006. New tolling agreements at the region’s Encina and Long Beach plants accounted for the remaining difference, with the Encina facility contributing approximately $15 million and the newly-repowered Long Beach facility contributing approximately $13 million.

•	Contract amortization — revenues from contract amortization decreased by $386 million for the year ended December 31, 2007, compared to 2006, as a result of the November 2006 Hedge Reset transaction, which resulted in a write-off of a large portion of the Company’s out-of-market power contracts during the fourth quarter 2006.

•	Other revenues — other revenues decreased by $10 million for the year ended December 31, 2007, compared to 2006 due to:

•	Sale of emission allowances — net sales of SO2 emission allowances decreased by approximately $33 million. In 2006, we sold emissions in lieu of generation due to an unseasonably warm first quarter. Since that time the average market price for SO2 allowances decreased by 28%.

•	Physical gas sales — decreased by $7 million due to the lower sales of excess natural gas.

•	Ancillary revenues — ancillary services revenue increased by approximately $27 million due to a change in strategy to actively provide ancillary services in the Texas region which increased revenues by $33 million. This was partially offset by a $4 million reduction in ancillary services in the Northeast region due to higher transmission costs following transmission constraints in the New York City area.

•	Risk management activities — gains/losses from risk management activities include all derivative activity that do not qualify for hedge accounting as well as the ineffective portion associated with hedged transactions. Such gains were $4 million for the year ended December 31, 2007. The breakdown of changes by region are as follows:

	Year Ended December 31, 2007
	Texas	Northeast	South Central	Total
	(In millions)

Net gains on settled positions, or financial revenues	$33	$43	$5	$81

Mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	(83)	(45)	—	(128)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	(12)	(19)	(32)
Net unrealized gains on open positions related to economic hedges	19	15	—	34
Net unrealized gains/(losses) on open positions related to trading activity	(1)	26	24	49

Subtotal mark-to-market results	(66)	(16)	5	(77)

Total derivative gains/(losses)	$(33)	$27	$10	$4

Risk management activities that did not qualify for hedge accounting treatment resulted in a total derivative gain of approximately $4 million for the year ended December 31, 2007 compared to a $124 million gain for the year ended December 31, 2006. NRG’s 2007 derivative gain was comprised of $77 million mark-to-market losses and $81 million in settled gains, or financial revenue. Of the $77 million of mark-to-market losses, $128 million represents the reversal of mark-to-market gains previously recognized on economic hedges and $32 million from the reversal of mark-to-market gains previously recognized on trading activity. Both of these losses ultimately settled as financial revenues during 2007. The $34 million gain from economic hedge positions was comprised of a

$20 million increase in the value of forward sales of electricity and fuel due to favorable power and gas prices and a $14 million gain from hedge accounting ineffectiveness. This ineffectiveness was primarily related to gas swaps and collars in the Texas region due to a change in the correlation between natural gas and power prices. NRG also recognized a $49 million unrealized gain associated with the Company’s trading activity.

Since these hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on energy revenues. In late 2006 and during the course of 2007, NRG hedged a portion of the Company’s 2007 and 2008 generation. Since that time, the settled and forward prices of electricity and natural gas have decreased, resulting in the recognition of unrealized mark-to-market forward gains and the settlement of realized positions at a gain. In 2006, NRG recognized forward mark-to-market gains as forward prices of electricity decreased relative to its positions forward; settled loss positions were driven by the out-of-market gas swaps acquired with the Texas Genco purchase.

Cost of Operations

Cost of operations for the year ended December 31, 2007, increased by $113 million compared to 2006, but as a percentage of revenues it was 56% for 2007 compared to 58% for 2006.

•	Cost of energy — cost of energy decreased by approximately $24 million, to $2,428 million, for the year ended December 31, 2007, compared to 2006, and as a percentage of revenue it decreased from 44% for the year ended December 31, 2006, to 41% for the year ended December 31, 2007. This decrease was due to:

•	Texas — decreased by $95 million for the year ended December 31, 2007, compared to 2006. This included an additional month’s expense of $96 million in 2007, without which cost of energy would have decreased by $191 million. This decrease was due to a reduction in natural gas expense and fuel contract amortization, partially offset by increased ancillary service expense.

—	Fuel expense and purchased power expense — Natural gas expense decreased by $170 million, which excludes January 2007 natural gas expense of $27 million. This was due to a decrease of 2.7 million MWh in gas-fired generation as a result of cooler summer weather, coupled with greater economic purchases from ERCOT and increased baseload generation. Despite higher coal-fired generation at the region’s W.A. Parish and Limestone plants, the region’s coal expenses, excluding January 2007, decreased by $13 million due to a 9% reduction in average contracted coal prices.

—	Fuel contract amortization — decreased by approximately $43 million, excluding January 2007, due to declining forward fuel price curves below the contracted prices used at Acquisition.

—	Purchased ancillary service expense — increased by approximately $34 million due to favorable market prices in purchasing this service in the market compared to providing the service from internal resources.

•	Northeast — cost of energy increased by $26 million primarily due to $30 million in higher natural gas costs related to increased generation at the region’s Arthur Kill plant due to its locational advantage to New York City following transmission constraints during the last three quarters of 2007.

•	South Central — Cost of energy increased by $104 million due to increases in purchased energy, coal costs and transmission costs.

—	Purchased energy — increased by approximately $69 million due to increased market purchases following increased cooperative load requirements and planned maintenance at the region’s Big Cajun II facility.

—	Coal costs — increased by approximately $17 million, of which $11 million was related to a 9% increase in coal prices and $7 million due to higher coal transportation costs.

—	Transmission costs — increased by approximately $16 million of which $6 million was due to contractual increases related to network transmission service. Point-to-point transmission costs also increased by $10 million reflecting more off-system sales.

•	West — Cost of energy decreased by approximately $76 million, excluding the first quarter 2007, due to new tolling agreement entered into at the Encina plant in 2007, which requires the counterparty to supply their own fuel. Under the previous arrangement in 2006, the plant supplied the fuel.

•	Other operating costs — Other operating costs which includes operations and maintenance expenses, or O&M, increased by $137 million, to $950 million, for the year ended December 31, 2007, compared to 2006. This increase was due to:

•	Texas — other operating costs increased by $75 million, after excluding January 2007 expense of $39 million, other operating costs increased by $36 million. This $36 million increase was due to $25 million in higher O&M expense as a result of increased maintenance associated with planned outages and fuel handling at the W.A. Parish facility and $10 million in higher property tax expenses following an increased valuation after the Acquisition.

•	Northeast — other operating costs increased by $18 million due to increased staffing costs and higher maintenance costs.

•	South Central — other operating costs increased by approximately $28 million, $19 million of which was due to increased maintenance expense primarily related to planned outages. Additionally, the region disposed of $4 million in assets in conjunction with the outage.

•	Acquisition of WCP — these results include $15 million of WCP expenses that were not included in the Company’s results in 2006.

Depreciation and Amortization

NRG’s depreciation and amortization expense for the year ended December 31, 2007, increased by $68 million compared to 2006. This increase was due to:

•	Texas acquisition — the inclusion of Texas results for twelve months in 2007 compared to eleven months in 2006 resulted in an increase of approximately $38 million.

•	Impact of new environmental legislation — due to new and more restrictive environmental legislation, the useful life of certain pollution control equipment has been reduced. The Company accelerated depreciation on certain equipment in its Northeast region to reflect the remaining useful life, resulting in increased depreciation of approximately $13 million.

General and Administrative

NRG’s G&A costs for the year ended December 31, 2007, increased by $33 million compared to 2006, and as a percentage of revenues was 5% in both 2007 and 2006. This increase was due to:

•	Texas and WCP acquisitions — the inclusion of Texas results for twelve months in 2007 compared to eleven months in 2006 and the consolidation of WCP for the last three quarters of 2006 resulted in an increase of approximately $9 million.

•	Wage and benefit costs — due to the expansion of the Company, including RepoweringNRG initiatives, wages and related benefits costs resulted in a $28 million increase in G&A. Additionally, information technology and other office services to support this expansion increased by $8 million.

•	Franchise tax — the Company’s Louisiana state franchise tax increased by approximately $6 million. This was because the state’s franchise tax is assessed based on the Company’s total debt and equity that increased significantly following the acquisition of Texas Genco LLC.

•	Non-recurring expenses during 2006 — for the year ended December 31, 2006, G&A included non-recurring fees of $20 million of which $6 million were related to the unsolicited takeover attempt by Mirant Corporation and $14 million associated with the Texas integration efforts.

Development Costs

NRG’s development costs for the year ended December 31, 2007, increased by $65 million. These costs were due to the Company’s RepoweringNRG projects:

•	Texas — on September 24, 2007, NRG filed a COLA with the NRC to build and operate two new nuclear units at the STP site. During the period, NRG incurred $91 million in development costs related to STP units 3 and 4 project in 2007. These development costs were reduced by a $39 million reimbursement related to a partnership agreement signed during the fourth quarter 2007.

•	Wind projects — approximately $13 million in development costs related to wind projects primarily in Texas.

•	Other project — approximately $4 million in development costs related to other RepoweringNRG projects in the West region.

Gain on Sale of Assets

NRG’s net gain on sale of assets for the year ended December 31, 2007, was approximately $17 million. On January 3, 2007, NRG completed the sale of the Company’s Red Bluff and Chowchilla II power plants resulting in a pre-tax gain of approximately $18 million.

Equity in Earnings of Unconsolidated Affiliates

NRG’s equity earnings from unconsolidated affiliates for the year ended December 31, 2007, decreased by $6 million compared to 2006. This decrease was due to the sale of multiple equity investments from which the Company earned $8 million for the year ended December 31, 2006.

Other Income, Net

NRG’s other income for the year ended December 31, 2007, decreased by $101 million compared to 2006. This decrease was due to the non-cash settlement during the first quarter 2006 where NRG recorded $67 million of other income associated with a settlement with an equipment manufacturer related to turbine purchase agreements entered into in 1999 and 2001. The settlement resulted in the reversal of accounts payable totaling $35 million resulting from the discharge of the previously recorded liability, and an adjustment to write up the value of the equipment received to its fair value, resulting in income of approximately $32 million. Additionally, in 2006, other income was favorably impacted by a $13 million non-cash gain associated with the discharge of liabilities upon dissolution of an inactive legal entity and a $5 million non-cash gain due to a favorable settlement with respect to post closing adjustments on the acquisition of the Company’s western New York plants.

During 2007, the Company recorded an $11 million impairment charge in the fourth quarter related to an investment in commercial paper reducing its carrying value to approximately $32 million. The Company earned $10 million less in interest income in 2007 compared to 2006, due to lower average cash balances.

Interest Expense

NRG’s interest expense for the year ended December 31, 2007, increased by $99 million compared to 2006. This increase was due to:

•	Refinancing for the acquisition of Texas Genco LLC in February 2006 — the Company significantly increased its corporate debt facilities from approximately $2 billion as of December 31, 2005, to approximately $7 billion as of February 2, 2006. This increased interest expense by approximately $12 million compared to 2006.

•	Increase of $1.1 billion in debt for Hedge Reset — the Company issued $1.1 billion in Senior Notes due 2017 in November 2006 related to the Hedge Reset, which increased interest expense by approximately $72 million.

•	Capital Allocation Program — the Company issued a total of $330 million of debt to fund Phase I of the Capital Allocation Program during the second half of 2006. This increased interest expense by $20 million compared to 2006.

In the first quarter 2006, NRG entered into interest rate swaps with the objective of fixing the interest rate on a portion of NRG’s Senior Credit Facility. These swaps were designated as cash flow hedges under SFAS 133, and the impact associated with ineffectiveness was immaterial to NRG financial results. For the year ended December 31, 2007, NRG had a deferred loss of $31 million in other comprehensive income compared to deferred gains of $16 million in 2006.

Refinancing Expense

Refinancing expense decreased by $152 million for the year ended December 31, 2007, compared to 2006, due to higher expense for the refinancing of the Company’s corporate debt for the acquisition of Texas Genco LLC on February 2, 2006, compared to the refinancing of the Company’s Senior Credit Facility during 2007.

On June 8, 2007, NRG completed a $4.4 billion refinancing of the Company’s Senior Credit Facility previously announced on May 2, 2007. The transaction resulted in a 0.25% reduction on the spread that the Company pays on its term loan and Synthetic Letter of Credit facility, a $200 million reduction in the Synthetic Letter of Credit Facility to $1.3 billion, and various amendments to provide improved flexibility, efficiency for returning capital to shareholders, asset repowering and investment opportunities. The pricing on the Company’s term loan and Synthetic Letter of Credit are also subject to further reductions upon the achievement of certain financial ratios. The refinancing resulted in a charge of approximately $35 million to the Company’s results of operations that were primarily related to the write-off of deferred financing costs as the lenders for approximately 45% of the Term B loan either exited the financing or reduced their holdings and were replaced by other institutions.

Income Tax Expense

Income tax expense increased by $55 million for the year ended December 31, 2007, compared to 2006. The effective tax rate was 39.9% and 37.2% for the year ended December 31, 2007 and 2006, respectively.

	Year Ended December 31,
	2007	2006
	(In millions
	except otherwise stated)

Income from continuing operations before income taxes	$946	$865
Tax at 35%	331	303
State taxes, net of federal benefit	46	34
Foreign operations	(13)	(21)
Subpart F taxable income	—	11
Valuation allowance, including change in state effective rate	6	(10)
Change in state effective tax rate	—	21
Claimant reserve settlements	—	(28)
Change in local German effective tax rates	(29)	—
Foreign dividends	26	1
Non-deductible interest	10	3
Permanent differences, reserves, other	—	8

Income tax expense	$377	$322

Effective income tax rate	39.9%	37.2%

The increase in income tax expense was primarily due to:

•	Increase in profits — income before tax increased by $81 million, with a corresponding increase of approximately $32 million in income tax expense.

•	Permanent differences — the Company’s effective tax rate differs from the US statutory rate of 35% due to:

•	Change in German tax rate — due to a reduction in the German statutory and resulting effective tax rate, income tax expense benefited by $29 million for the year-ended 2007.

•	Taxable dividends from foreign subsidiaries — in January 2007, the Company transferred the proceeds from the sale of its Flinders assets to the U.S. creating additional income tax expense of approximately $25 million.

•	Lower tax rates in foreign jurisdictions — lower income tax rates at the Company’s foreign locations resulted in additional income tax expense during 2007 compared to 2006 of $8 million.

•	Non-deductible interest — interest expense from the stock buybacks from Phase I of the Company’s Capital Allocation Program were non-deductible for income tax purposes, thus increasing income tax expense by approximately $7 million.

•	Change in state effective tax rate — the state effective tax rate remains unchanged for 2007. This resulted in a net decrease in income tax expense of approximately $5 million as compared to 2006, after taking into account the movement in valuation allowance as a result of the change in rate from 2005 to 2006.

•	Subpart F taxable income — a dividend was declared and paid in 2007 by NRGenerating International B.V. As result of this dividend, there was no Subpart F income compared to 2006. This resulted in a decrease to income tax expense of approximately $11 million.

•	Disputed claims reserve — During 2007 as compared to 2006, the Company made no distribution from its disputed claims reserve, this increased income tax expense by approximately $28 million.

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

Income from Discontinued Operations, Net of Income Tax Expense

NRG classifies as discontinued operations the income from operations and gains/losses recognized on the sale of projects that were sold or were deemed to have met the required criteria for such classification pending final disposition. For the years ended December 31, 2007 and 2006, NRG recorded income from discontinued operations, net of income tax expense of $17 million and $78 million, respectively. Discontinued operations for the year ended December 31, 2007 were comprised of the results of ITISA. Discontinued operations for the year ended December 31, 2006 were comprised of the results of ITISA, Flinders, Audrain and Resource Recovery. NRG closed on the sale of Flinders during the third quarter 2006 and recognized an after-tax gain of approximately $60 million from the sale.

2006 compared to 2005

The following table provides selected financial information for NRG Energy, Inc., for the years ended December 31, 2006 and 2005:

	Year Ended December 31
	2006	2005	Change %
	(In millions
	except otherwise noted)

Operating Revenues
Energy revenue	$3,155	$1,840	71%
Capacity revenue	1,516	563	169
Risk management activities	124	(292)	NA
Contract amortization	628	9	NA
Thermal revenue	124	124	—
Hedge Reset	(129)	—	NA
Other revenues	167	156	7

Total operating revenues	5,585	2,400	133

Operating Costs and Expenses
Cost of operations	3,265	1,829	79
Depreciation and amortization	590	158	273
General and administrative	276	176	57
Development costs	36	—	NA
Other charges	—	12	NA

Total operating costs and expenses	4,167	2,175	92

Operating Income	1,418	225	530
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	60	104	(42)
Write downs and gains/(losses) on sales of equity method investments	8	(31)	NA
Other income, net	156	54	189
Refinancing expenses	(187)	(65)	188
Interest expense	(590)	(177)	233

Total other expenses	(553)	(115)	381

Income from Continuing Operations before income tax expense	865	110	686
Income tax expense	322	42	667

Income from Continuing Operations	543	68	699
Income from discontinued operations, net of income tax expense	78	16	388

Net Income	$621	$84	639

Business Metrics
Average natural gas price — Henry Hub ($/MMbtu)	6.99	8.89	(21)%

N/A — Not applicable

For the benefit of the following discussions, the table below represents the results of NRG excluding the impact of the Company’s Texas region, the Hedge Reset and WCP:

	Year Ended December 31,
	2006
				Total excluding	2005
	Consolidated	Texas Region	WCP	Texas Region/WCP	Consolidated
	(In millions)

Energy revenue	$3,155	$1,726	$72	$1,357	$1,840
Capacity revenue	1,516	849	64	603	563
Risk management activities	124	(30)	—	154	(292)
Contract amortization	628	609	—	19	9
Thermal revenue	124	—	—	124	124
Hedge Reset	(129)	(129)	—	—	—
Other revenues	167	63	5	99	156

Total Operating revenues	5,585	3,088	141	2,356	2,400

Cost of operations	3,265	1,669	112	1,484	1,829
Depreciation and amortization	590	413	2	175	158
General and administrative	276	111	6	159	176
Development costs	36	14	4	18	—
Other charges	—	—	—	—	12

Total operating costs and expenses	4,167	2,207	124	1,836	2,175

Operating Income	$1,418	$881	$17	$520	$225

Operating revenues increased by $3,185 million for the year ended December 31, 2006, compared to 2005. However, excluding the Company’s Texas region, the Hedge Reset transaction and WCP, total operating revenues decreased by approximately $44 million.

•	Energy revenues — energy revenues increased by $1,315 million for the year ended December 31, 2006, compared to 2005 with 50% contracted in 2006 compared to 13% in 2005. Excluding the Texas region and WCP, energy revenues decreased by approximately $483 million or 26%.

•	Texas — The acquisitions of Texas Genco LLC now referred to as the Company’s Texas region, contributed $3,088 million to operating revenues including $1,726 million of energy revenues.

•	West — The acquisition of Dynegy’s 50% interest in WCP contributed $72 million to total energy revenues.

•	Northeast — generation demand for the Northeast region’s intermediate and peaking plants declined by 54%, accompanied by a 19% to 23% year over year decline in power prices in the Northeast region’s three major markets.

•	Capacity revenues — capacity revenues were $1,516 million for the year ended December 31, 2006 compared to $563 million for the year ended December 31, 2005, an increase of $953 million. This was due to:

•	Texas — the acquisitions of Texas Genco LLC now referred to as the Company’s Texas region, contributed $3,088 million to operating revenues including $849 million of capacity revenues.

•	West — The acquisition of Dynegy’s 50% interest in WCP contributed $64 million to total capacity revenues.

•	Northeast — Higher capacity prices for the New York Rest of State market, led to a $30 million increase in the Northeast region’s 2006 capacity revenues.

•	South Central — The region’s capacity revenues also grew by $9 million as pricing increased due to increased peak demand.

Hedge Reset — In November 2006, NRG executed a series of transactions designed to both extend and strengthen the Company’s baseload hedging positions and to enable further optimization of the Company’s ongoing Capital Allocation Program. It involved net settling legacy Texas region long-term power contracts and gas swaps by negotiating prices to current market levels with certain counterparties. This resulted in the accelerated amortization of approximately $1,073 million of out-of-market power contracts and $145 million of gas swaps derivative liability offset by a payment of approximately $1,347 million to the counterparties, for a net reduction of approximately $129 million in the Company’s total operating revenues. In addition, as part of NRG’s Hedge Reset transactions, the Company recorded $6 million of costs related to the transaction.

Risk Management Activity — The following table shows NRG’s risk management activities that do not qualify for hedge accounting treatment for the year ended December 31, 2006.

	Year Ended December 31, 2006
			South
	Texas	Northeast	Central	Other	Total
	(In millions)

Net losses on settled positions, or financial revenues	$(152)	$(10)	$(6)	$(3)	$(171)

Mark-to-market results
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	—	115	1	—	116
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(25)	(1)	—	(26)
Net unrealized gains on open positions related to economic hedges	122	50	—	—	172
Net unrealized gains on open positions related to trading activity	—	14	19	—	33

Subtotal mark-to-market results	122	154	19	—	295
Total derivative gains/(losses)	$(30)	$144	$13	$(3)	$124

Risk management activities that do not qualify for hedge accounting treatment resulted in a total derivative gain of approximately $124 million for the year ended December 31, 2006 compared to a $292 million loss for the year ended December 31, 2005. These losses were comprised of $171 million in settled financial revenue losses and $295 million of mark-to-market gains. The $171 million loss in financial revenues represents the settled value for financial instruments that do not qualify for hedge accounting treatment and were primarily related to $152 million in losses of gas swaps acquired with the purchase of Texas Genco LLC. Of the $295 million in mark-to-market gains, $172 million represents the change in the fair value of forward sales of electricity and fuel, including $28 million of hedge accounting ineffectiveness related to hedge contracts in the Company’s Texas region due to a decline in the correlation between natural gas and power prices. In addition, $90 million of the $295 million mark-to-market gains represents the reversal of mark-to-market losses, which ultimately settled as financial revenues. NRG also recognized a $33 million unrealized gain associated with the Company’s trading activity.

Since NRG’s risk management activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in these results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on energy revenues (which are recorded net of financial instrument hedges that qualify for hedge accounting treatment). In late 2005 and during the course of 2006, NRG hedged a portion of the Company’s 2007 generation. After entering into those transactions the forward prices of electricity decreased, mainly due to mild weather for much of the year in the Northeast region and the downward trend in natural gas prices in 2006. While settled prices also decreased, the Company’s 2007 settled loss position was driven by the out-of-market gas swaps acquired with the Texas Genco purchase. In 2005, forward mark-to-market losses and the settlement of positions at losses was related to the run-up in natural gas prices which occurred in the wake of hurricane Katrina and Rita resulting in the recognition of mark-to-market forward sales as gains.

Cost of Operations

Cost of operations includes cost of energy, operating and maintenance expenses, and non-income tax expenses. For the year ended December 31, 2006, cost of operations was $3,265 million or 58% of total operating revenues compared to $1,829 million, or 76%, of total operating revenues for 2005, an increase of $1,436 million. This increase in absolute terms, but decrease in relative percentage terms, was primarily due to the acquisition of the Company’s Texas region which incurred costs of $1,669 million. Cost of energy which includes fuels, purchased power, and cost contract amortization increased from $1,427 million for 2005 to $2,452 million in 2006. The increase of $1,025 million was primarily due to:

•	Texas — The acquisitions of Texas Genco LLC now referred to as the Company’s Texas region, increased cost of energy by approximately $1,276 million.

•	West — The acquisition of Dynegy’s 50% interest in WCP increased cost of energy by approximately $79 million.

This was partially offset by lower cost of energy in the:

•	Northeast — cost of energy decreased by $254 million, due to $143 million lower oil costs and $101 million in lower gas fuel costs as a result of lower generation from oil- and gas-fired assets of approximately 70% and 45%, respectively.

•	South Central — cost of energy decreased by $66 million in 2006, as higher coal plant availability and increased utilization of the region’s tolling agreements reduced the need to purchase energy to support contract load requirements.

Other operating costs increased in 2006 by $411 million to $813 million, $393 million related to the acquisition of the Company’s Texas region and $33 million for WCP. Excluding the impact of NRG Texas and WCP, other operating costs were $15 million lower than last year primarily due to lower operating and maintenance costs, which benefited in the second quarter 2006 from an accrual reversal of $18 million related to a favorable court decision in a station service dispute at NRG’s Western New York plants. In addition, as part of NRG’s Hedge Reset transactions, the Company recorded $6 million of costs related to the transaction.

Depreciation and Amortization

NRG’s annual depreciation and amortization expense for 2006 and 2005 was $590 million and $158 million, respectively. The Texas region’s depreciation and amortization comprised $413 million of the $432 million year-over-year increase.

General and Administrative

•	NRG’s G&A costs for 2006 were $276 million compared to $176 million in the previous year. Corporate costs represented $143 million, or 3% of 2006 total operating revenues and $112 million, or 5% of the Company’s 2005 total operating revenues. Excluding WCP and the Company’s Texas region G&A was lower by $17 million, despite having been adversely impacted by $6 million of costs associated with the unsolicited acquisition offer by Mirant Corporation and approximately $14 million of NRG Texas integration costs.

Development Costs

NRG incurred approximately $36 million in development expenses in 2006 to support its RepoweringNRG program.

Equity in Earnings of Unconsolidated Affiliates

Equity earnings from NRG’s investments in unconsolidated affiliates were $60 million for the year ended December 31, 2006, compared to $104 million for the year ended December 31, 2005, a decline of approximately 42%. The decline in earnings was primarily due to:

•	Purchase of remaining 50% interest in WCP — NRG’s purchase of the remaining 50% interest in WCP accounted for $21 million of the decline, as the results of WCP were fully consolidated as of March 31, 2006. As part of that transaction, NRG sold its 50% interest in the Rocky Road investment, which accounted for $7 million of the decline in total equity earnings.

•	Sale of Non-Core Assets — NRG’s Enfield investment, which was sold on April 1, 2005, earned $16 million during 2005. Sales of other equity investments in 2006 included James River, Cadillac and certain Latin American power funds.

This was partially offset by a $4 million improvement in equity income from the Company’s MIBRAG investment which experienced improved results compared to 2005 as a result of fewer customer outages.

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

Other Income, Net

Other income increased by $102 million for the year ended December 31, 2006 to $156 million compared to the same period in 2005. Other income in 2006 was favorably impacted by $67 million of income associated with a non-cash settlement with an equipment manufacturer related to turbine purchase agreements entered into in 1999 and 2001, a $13 million non-cash gain associated with the discharge of liabilities upon dissolution of an inactive legal entity, and $5 million from the favorable settlement with respect to post closing adjustments on the acquisition of the Company’s western New York plants in 1998 and 1999. Other income was also favorably impacted in 2006 by $25 million of higher interest income related to higher levels of cash and more efficient management of cash balances.

Refinancing Expenses

Refinancing expenses incurred in 2006 and 2005 were $187 million and $65 million, respectively. In the first quarter 2006, this was due to:

•	Refinancing for the acquisition of Texas Genco LLC — NRG partially financed the acquisition of Texas Genco LLC through borrowings under new debt facilities and repaid and terminated previous debt facilities. As a result of this financing, the Company incurred $178 million of refinancing expenses: $127 million was related to the premium paid to NRG’s previous debt holders, $34 million for the amortization of the remaining balance of a bridge loan commitment entered into on September 30, 2005, and $31 million related to write-offs of deferred financing costs associated with NRG’s previous debt, and a credit of $14 million related to a debt premium write-off.

•	Redemption of Second Priority Notes — In 2005, NRG redeemed and purchased a total of approximately $645 million of the Company’s second priority notes. As a result of the redemption and purchases, NRG incurred approximately $54 million in premiums and write-offs of deferred financing costs. NRG also incurred an additional $11 million in refinancing fees during the fourth quarter of 2005 related to the amortization of a bridge loan commitment fee that the Company paid related to acquisition financing.

Interest Expense

Interest expense for the year ended December 31, 2006 was $590 million compared to $177 million for the year ended December 31, 2005. The increase in interest expense was primarily due to:

•	Financing for the acquisition of Texas Genco LLC — interest on new debt issued to finance the acquisition of Texas Genco LLC. See Item 15 — Note 3, Discontinued Operations, Business Acquisitions and Dispositions, and Note 11, Debt and Capital Leases, to the consolidated financial statements for a further discussion of the acquisition and the related financing. As part of the refinancing, NRG replaced its previous senior secured term loan with a new $3.575 billion senior secured term loan. In addition, NRG retired $1.1 billion of its 8% second priority notes and issued $3.6 billion in senior unsecured notes with a weighted average interest rate of 7.33%.

In the first quarter 2006, NRG entered into interest rate swaps with the objective of fixing the interest rate on a portion of the Company’s new Senior Credit Facility. These swaps were designated as cash flow hedges under FAS 133, and any impact associated with ineffectiveness was immaterial to NRG’s financial results. For the year ended December 31, 2006, NRG had deferred gains of $16 million in other comprehensive income associated with these swaps. See also Item 15 — Note 11, Debt and Capital Leases, to the consolidated financial statements for a further discussion on these interest rate swaps. In addition, NRG designated an existing fixed-to-floating interest rate swap, previously as a hedge of NRG’s 8% second priority notes, into a fair value hedge of the Senior Notes, which NRG closed on February 2, 2006.

Income Tax Expense

Income tax expense increased by $280 million for the year ended December 31, 2006, compared to 2005. The effective tax rate was 37.2% and 38.2% for the year ended December 31, 2006 and 2005, respectively.

	Year Ended December 31,
	2006	2005
	(In millions except otherwise stated)

Income from continuing operations before income taxes	$865	$110
Tax at 35%	303	39
State taxes, net of federal benefit	34	(1)
Foreign operations	(21)	(18)
2005 Section 965 taxable dividend	—	5
Subpart F taxable income	11	19
Valuation allowance, including change in state effective rate	(10)	22
Change in state effective tax rate	21	(22)
Claimant reserve settlements	(28)	—
Foreign dividends	1	—
Non-deductible interest	3	—
Permanent differences, reserves, other	8	(2)

Income tax expense	$322	$42

Effective income tax rate	37.2%	38.2%

The increase in income tax expense was primarily due to an increase in income.

•	Increase in profits — income before tax increased by $755 million, with a corresponding increase of approximately $299 million in tax expense.

•	Permanent differences — the Company’s effective tax rate differs from the US statutory rate of 35% due to:

•	Change in state effective tax rate — the state effective tax rate was changed which resulted in a net increase to income tax expense of approximately $11 million, as compared to 2005, inclusive of the movement in valuation allowance resulting from the change in state effective tax rate.

•	Disputed claims reserve — during 2006, the Company made distributions from its disputed claims reserve decreasing 2006 income tax expense by approximately $28 million.

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

Income from Discontinued Operations, Net of Income Tax Expense

NRG classifies as discontinued operations the income from operations and gains/losses recognized on the sale of projects that were sold or were deemed to have met the required criteria for such classification pending final disposition. For the years ended December 31, 2006 and 2005, NRG recorded income from discontinued operations, net of income tax expense of $78 million and $16 million, respectively. Discontinued operations for the year ended December 31, 2006 were comprised of the results of ITISA, Flinders, Audrain and Resource Recovery. Discontinued operations for 2005 consisted of the results of ITISA, Flinders, Audrain, Resource Recovery, Northbrook New York LLC, Northbrook Energy LLC and NRG McClain LLC. NRG closed on the sale of Flinders during the third quarter 2006 and recognized an after-tax gain of approximately $60 million from the sale. Discontinued operations for the full year 2005 included an $11 million gain on the disposition of NRG’s Northbrook New York and Northbrook Energy operations.

Results of Operations — Regional Discussions

Texas Region

The following table provides selected financial information for the Texas region for the year ended December 31, 2007, and the period ended December 31, 2006.

	Year Ended December 31,
	2007	2006(b)	Change %
	(In millions except
	otherwise noted)

Operating Revenues
Energy revenue	$2,698	$1,726	56%
Capacity revenue	363	849	(57)
Risk management activities	(33)	(30)	10
Contract amortization	219	609	(64)
Hedge Reset	—	(129)	N/A
Other revenues	40	63	(37)

Total operating revenues	3,287	3,088	6

Operating Costs and Expenses
Cost of energy	1,181	1,276	(7)
Depreciation and amortization	469	413	14
Other operating expenses	668	518	29

Operating Income	$969	$881	10

MWh sold (in thousands)	49,220	46,361	6
MWh generated (in thousands)	47,779	44,910	6
Business Metrics
Average on-peak market power prices ($/MWh)	$62.00	$63.07	(2)
Cooling Degree Days, or CDDs(a)	2,707	3,108	(13)
CDD’s 30 year rolling average	2,647	2,647	—
Heating Degree Days, or HDDs(a)	1,949	1,533	27%
HDD’s 30 year rolling average	1,997	1,997	—

(a)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

(b)	For the period February 2, 2006 to December 31, 2006 only.

Operating Income

For the year ended December 31, 2007, operating income increased by $88 million compared to 2006, however excluding January 2007 results, operating income increased by $21 million. The primary drivers were:

•	Energy Revenues — for eleven months of 2007 compared to the same period in 2006 were up by $755 million, $449 million of which was due to the Hedge Reset transaction, as the average price of the underlying power contracts increased by $13 per MWh compared to average contract prices prior to the hedge reset. The balance of the increase in energy revenues was due to the sale of additional output as energy rather than under PUCT mandated capacity auctions.

This favorable result was offset by:

•	Capacity Revenues — reduction in capacity auction sales reduced capacity revenues by approximately $517 million, excluding January 2007.

•	Contract Amortization — the Hedge Reset transaction decreased contract amortization by approximately $498 million, excluding January 2007.

•	Gas-fired Generation — lower natural gas-fired generation of approximately 2.7 million MWh, for the comparable eleven month period in 2007, was a result of cooler summer weather coupled with increased economic purchases of energy and ancillary services from ERCOT. Lower sales revenue for the eleven months was offset by natural lower natural gas fuel costs of $170 million and cash flow economic hedge improvements.

•	Development Costs — increased by $44 million in 2007 compared to 2006 largely due to the development of STP nuclear units 3 and 4 project, including $2 million of expenses in January 2007. The $44 million increase also includes $39 million in reimbursements from a partnership agreement signed in the fourth quarter 2007.

Operating Revenues

Total operating revenues from the Texas region increased by $199 million during the year ended December 31, 2007, compared to 2006. Excluding January 2007, operating revenues decreased by $56 million. This decrease was due to:

•	Energy revenues — energy revenues increased by $972 million of which $217 million was due to the inclusion of twelve months activity in 2007 compared to eleven months in 2006. Of the remaining $755 million increase, $449 million was due to the Hedge Reset transaction which resulted in higher 2007 average contracted prices of approximately $13 per MWh. In addition, revenues from 8.8 million MWh of generation moved from capacity revenue to energy revenue. Prior to the Acquisition, PUCT regulations required that NRG Texas sell 15% of its capacity by auction at reduced rates. In March 2006, the PUCT accepted NRG’s request to no longer participate in these auctions and that capacity is now being sold in the merchant market. These favorable results were partially offset by lower sales from natural gas-fired units due to a cooler summer which resulted in lower natural gas-fired generation of approximately 2.7 million MWh.

•	Other revenues — the region’s other revenues decreased by $27 million for the eleven months of 2007 compared to 2006. This was due to a decrease in intercompany emission allowance sales of $40 million and a $19 million decrease in physical gas sales. This $59 million decrease was offset by a $33 million increase in ancillary services revenue due to a change in strategy to more actively provide ancillary services in the Texas region.

•	Capacity revenues — capacity revenues decreased by $517 million, excluding $31 million incurred in January 2007. This decrease was due to the reduction of capacity auction sales mandated by the PUCT in prior years as described above.

•	Contract amortization — revenues from contract amortization excluding January 2007 decreased by $405 million primarily due to the write-off of out-of-market power contracts during the fourth quarter 2006 related to the Hedge Reset transaction.

Risk management activities — The Texas region recorded a total of $33 million in derivative losses for the year ended December 31, 2007, compared to a $30 million loss for the year ended December 31, 2006. The Texas region’s 2007 derivative loss was comprised of $66 million of mark-to-market losses and $33 million in settled gains, or financial revenue. Of the $66 million of mark-to-market losses, $83 million represents the reversal of mark-to-market gains previously recognized on economic hedges and $1 million from the reversal of mark-to-market gains previously recognized on trading activity. Both of these losses ultimately settled as financial revenues during 2007. The $19 million gain from economic hedge positions was comprised of an $8 million increase in the value of forward sales of electricity and fuel due to favorable power and natural gas prices and a $11 million gain from hedge accounting ineffectiveness. This ineffectiveness was primarily related to gas swaps and collars due to a change in the correlation between natural gas and power prices.

Cost of Energy

Cost of energy for the Texas region decreased by $95 million for the year ended December 31, 2007, compared to 2006. This included an additional month’s expense for January 2007 of $96 million, without which cost of energy would have decreased by $191 million. This was due to:

•	Fuel expense — natural gas expense decreased by $170 million, excluding the January 2007 expense of $27 million, due to a decrease of 2.7 million MWh in natural gas-fired generation as a result of cooler summer weather, coupled with greater economic purchases of energy and ancillary services from ERCOT and increased baseload generation. Coal expenses, excluding January 2007, decreased by $13 million due to an 9% reduction in average contracted coal prices in 2007, despite a 1.1 million MWh increase in coal-fired generation at the region’s W.A. Parish and Limestone plants.

•	Purchased ancillary service — increased by approximately $34 million due to the favorable market prices in purchasing this service in the market compared to providing the service from internal resources causing an associated decrease in natural gas expense.

•	Fuel contract Amortization — decreased by approximately $43 million, excluding January 2007, due to declining forward fuel price curves below the contracted prices used at acquisition in February 2006.

Other Operating Expenses

Other operating expenses for the Texas region increased by $150 million for the year ended December 31, 2007 compared to 2006. This included an additional month’s expense for January 2007, of $53 million, without which other operating expenses would have increased by $97 million. This was due to:

•	Development costs — on September 24, 2007, NRG filed a COLA with the NRC. The Company incurred $91 million in development costs related to STP nuclear unit 3 and 4 project in 2007, including $2 million in January 2007, compared to development costs of $14 million in 2006. Of the $91 million incurred this year, $39 million was reimbursed through a partnership agreement in the fourth quarter 2007. Fossil development costs was $6 million in 2007.

•	Plant O&M expense — increased by $25 million, excluding January 2007, due to increased maintenance associated with planned outages and fuel handling at W.A. Parish, increased maintenance related to higher utilization in 2006 of the region’s natural gas fleet, and retirement of older assets.

•	Corporate allocations — were higher by approximately $16 million.

•	Property tax expense — increased by approximately $10 million related to the Texas acquisition.

Northeast Region

2007 compared to 2006

The following table provides selected financial information for the Northeast region for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change %
	(In millions except otherwise noted)

Operating Revenues
Energy revenue	$1,104	$966	14%
Capacity revenue	402	321	25
Risk management activities	27	144	(81)
Other revenues	72	112	(36)

Total operating revenues	1,605	1,543	4

Operating Costs and Expenses
Cost of energy	641	615	4
Depreciation and amortization	102	89	15
Other operating expenses	404	378	7

Operating Income	$458	$461	(1)

MWh sold (in thousands)	14,163	13,309	6
MWh generated (in thousands)	14,163	13,309	6
Business Metrics
Average on-peak market power prices ($/MWh)	$76.37	$67.73	13
Cooling Degree Days, or CDDs(a)	702	653	8
CDD’s 30 year rolling average	537	537	—
Heating Degree Days, or HDDs(a)	6,074	5,417	12%
HDD’s 30 year rolling average	6,261	6,261	—

(a)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

Operating Income

Operating income decreased by $3 million for the year ended December 31, 2007, compared to 2006, due to:

•	Cost of energy — increased by approximately $26 million due to a 6% increase in generation at the region’s coal and natural gas-fired plants.

•	Other operating expenses — increased by $26 million primarily due to increased maintenance and staffing costs combined with higher property tax.

•	Depreciation — increased by $13 million reflecting the additional depreciation expense following the reduction in estimated useful lives of certain components of the region’s power plants as a result of new environmental regulation.

•	Offset by higher operating revenues — of approximately $62 million due to increased generation, favorable pricing and the favorable impact from new capacity markets. This was partially offset by lower gains in the region’s risk management activities and lower sales of emission allowances due to a 28% reduction in market prices.

Operating Revenues

Operating revenues increased by $62 million for the year ended December 31, 2007, compared to 2006, due to:

•	Energy revenues — increased by approximately $138 million, of which $61 million was due to increased generation, and $88 million due to a 9% increase in average realized market prices partially offset by an $11 million reduction in contracted bilateral energy revenues.

•	Generation — increased by 6%, primarily driven by increases at the region’s Arthur Kill, Oswego and Indian River plants. The Arthur Kill plant increased generation by 448 thousand MWh due to transmission constraints around New York City, the Oswego plants’ generation increased by 127 thousand MWh due to a colder winter during 2007 compared to 2006, and Indian River plants’ generation increased by 418 thousand MWh due to stronger pricing and fewer outages.

•	Price — on average, realized prices in the Northeast increased by 9% due to a mix of higher priced New York City generation coupled with improved economic energy hedge trading resulting in a $37 million increase in energy revenues.

•	Capacity revenues — increased by $81 million, of which $39 million was from the region’s NEPOOL assets, $36 million from the region’s PJM assets and $6 million from the region’s New York Rest of State assets.

•	NEPOOL — The region’s NEPOOL assets benefited from the new LFRM market and transition capacity market, both of which were introduced in the fourth quarter 2006. Capacity revenues increased by $24 million from the LFRM market and $18 million from transition capacity payments, which were partially offset by a $3 million reduction due to the expiration of an RMR agreement for the region’s Devon plant on December 31, 2006 and by RMR payments from the region’s Norwalk plant which began in the third quarter 2007.

•	PJM — On June 1, 2007, the new RPM capacity market became effective in PJM increasing capacity revenues by approximately $36 million.

•	NYISO — New York Rest of State capacity prices increased by 75% as load requirement growth increased demand for capacity. This was coupled with the impact from the new capacity markets in NEPOOL which reduced exported supply into the New York market that further improved the supply/demand dynamics.

These were partially offset by:

•	Risk management activities — The Northeast region recorded $27 million in derivative gain for the year ended December 31, 2007 compared to a $144 million gain for the year ended December 31, 2006. The region’s 2007 derivative gain was comprised of $16 million of mark-to-market losses and $43 million in settled gains, or financial revenue. Of the $16 million of mark-to-market losses, $45 million represents the reversal of mark-to-market gains previously recognized on economic hedges and $12 million from the reversal of mark-to-market gains previously recognized on trading activity. Both of these losses ultimately settled as financial revenues during 2007. The region also recognized a $15 million unrealized gain from economic hedge positions which was comprised primarily of a $13 million increase in the value of forward sales of electricity and fuel due to favorable power and gas prices. The region also recognized a $26 million unrealized gain associated with the Company’s trading activity. The $144 million derivative gain for the year ended December 31, 2006 was comprised of a $154 million unrealized mark-to-market gain and $10 million in settled losses. Most of these unrealized gains reversed out in 2007.

•	Other revenues — decreased by $40 million, of which approximately $48 million was due to reduced activity in the trading of emission allowances following both an increase in generation and a 28% decrease in market prices. This decrease was partially offset by an $11 million increase in physical gas sales to third parties due to favorable trading opportunities in the market.

Cost of Energy

•	Cost of energy increased by $26 million for the year ended December 31, 2007, compared to 2006, primarily due to $30 million in higher natural gas costs related to increased generation at the region’s Arthur Kill plant due to its locational advantage to New York City following transmission constraints during the last three quarters of 2007.

Other Operating Expenses

Other operating expenses increased by $26 million for the year ended December 31, 2007, compared to 2006, due to:

•	Plant O&M spending — of $15 million due to increased plant staffing costs of $7 million, increased maintenance costs of $6 million and increased environmental remediation costs of $2 million.

•	Property tax — increased by approximately $3 million due to a favorable tax decision in 2006 related to NYC assets of $10 million partially offset by a tax law change the same year that resulted in a reduction of property tax receivable of $5 million in 2006 and a $2 million reduction in property taxes at the New England plants in 2007.

•	Regional G&A expenditures — Regional staffing and benefits increased by $3 million primarily related to the region’s RepoweringNRG development efforts while corporate allocations increased by $5 million.

2006 compared to 2005

The following table provides selected financial information for the Northeast region for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Change %
	(In millions except otherwise noted)

Operating Revenues
Energy revenue	$966	$1,444	(33)%
Capacity revenue	321	291	10
Risk management activities	144	(285)	N/A
Other revenues	112	104	8

Total operating revenues	1,543	1,554	(1)

Operating Costs and Expenses
Cost of energy	615	869	(29)
Depreciation and amortization	89	74	20
Other operating expenses	$378	$393	(4)

Operating Income	461	218	111

MWh sold (in thousands)	13,309	16,246	(18)
MWh generated (in thousands)	13,309	16,246	(18)
Business Metrics
Average on-peak market power prices ($/MWh)	$67.73	$91.98	(26)
Cooling Degree Days, or CDDs(a)	653	801	(18)
CDD’s 30 year rolling average	537	537	—
Heating Degree Days, or HDDs(a)	5,417	6,162	(12)%
HDD’s 30 year rolling average	6,261	6,261	—

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

Operating Income

For the year ended December 31, 2006, operating income for the Northeast region was $461 million, compared to $218 million for the same period in 2005, an increase of $243 million. This was due to:

•	Risk management activities — of $144 million in mark-to-market gains from risk management activities, compared to a $285 million loss for the year ended December 31, 2005. The favorable gain from risk management activities was largely due to weak forward power prices, which resulted in substantial unrealized gains in the region’s forward positions for the year ended December 31, 2006. In 2005, forward mark-to-market losses and settlement of positions at losses was related to the run-up in natural gas prices which occurred in the wake of hurricanes Katrina and Rita.

•	Natural gas costs — mild weather reduced demand for natural gas, with average prices falling as much as 22% year over year. Falling natural gas prices reduced annual average power prices in the New York, NEPOOL and PJM markets by 23%, 20% and 19%, respectively.

This was partially offset by:

•	Generation — mild weather also led to an 18% decline in power generation for the Company’s Northeast region to 13.3 million MWh in 2006, compared to 16.2 million MWh in 2005. Generation from the region’s oil-fired assets declined by nearly 2 million MWh, representing 66% of the overall Northeast region’s generation decrease. Half of this decline was attributable to the region’s Western New York plants, which had more run time in 2005 due to that year’s cold January winter.

Total Operating Revenues

Total operating revenues from NRG’s Northeast region totaled $1,543 million for the year ended December 31, 2006, compared to $1,554 million for the same period in 2005, a decrease of $11 million.

•	Energy revenues — decreased by $478 million to $966 million due to lower generation from the region’s Oswego plant and lower realized price from generation from the region’s baseload coal plants which reduced energy revenues by $318 million. In addition, the region had $23 million of adjustments in 2005 relating to prior year NYISO settlements and a $6 million reversal of a reserve due to a favorable court decision regarding spinning reserve payments.

•	Capacity revenues — increased to $321 million, compared to $291 million for the same period in 2005. Of this increase, $28 million was due to higher capacity revenues in the New York State market. New York capacity revenues outside of New York City drove the increase in 2006, as increased demand for capacity, coupled with a decline in imports of capacity into the market, pushed clearing prices higher. Capacity prices were also favorably impacted in the region’s New England market by $16 million due to the new LFRM market and the new transition capacity market. The Northeast region also earned $9 million more in RMR payments in 2006 with the approval of new RMR agreements. These were partially offset by $23 million of reserve reversals in 2005 following the settlement of prior year RMR agreements.

•	Other revenues — which include emission allowance sales, natural gas sales, and expense recovery revenues, totaled $112 million for the year ended December 31, 2006, compared to $104 million in the same period in 2005, an increase of $8 million. This increase was primarily related to $17 million in higher emission allowance sales as the Company sold emission allowances in lieu of generation during the first quarter 2006. Higher emission allowance revenues were partially offset by lower gas sales of $2 million, lower ancillary revenues of $3 million and lack of cost recovery revenues of $5 million related to the 2005 RMR agreements.

•	Risk management activity — The total derivative gain for the year was $144 million, comprised of $10 million in financial revenue losses and $154 million of unrealized mark-to-market gains. The $10 million loss of financial revenues represents the settled value for the year of all financial instruments, including financial swaps and options on power. Of the $154 million of mark-to-market gains, $50 million represented the fair value of forward sales of electricity and fuel transactions to support the region’s physical asset position, with $14 million of mark-to-market losses related to trading activity. In addition, $90 million represented the reversal of mark-to-market losses, which ultimately settled as financial revenues. In 2005, the total derivative loss was $285 million, comprised of $132 million in financial revenue losses and $153 million mark-to-market losses.

Cost of Energy

•	Cost of energy — decreased by $254 million to $615 million for the year ended December 31, 2006 due to 18% lower generation from the region’s generation assets which resulted in a $143 million decrease in oil fuel costs, as lower oil-fired generation accounted for 66% of the total decline in generation volume. Gas fuel costs for the Northeast region decreased by $101 million. Coal costs increased by $11 million, despite slightly lower generation, primarily due to higher rail transportation costs. Emission allowance amortization costs declined in 2006 by $18 million, primarily due to lower generation, which resulted in lower consumption of emission allowances.

Other Operating Expenses

Other operating expenses for the Northeast region were $378 million for the year ended December 31, 2006, a decrease of $15 million compared to the same period in 2005. This was due to:

•	Plant utilities — decreased by $20 million. This was primarily due to a favorable court decision in the second quarter 2006 that allowed the Northeast region to reverse into earnings $18 million of previously accrued station power expense.

•	Insurance costs — decreased by $8 million due to favorable renewals.

•	Corporate allocations — decreased by $14 million due to the inclusion of the Texas region in our allocation methodology.

Offsetting these decreases were:

•	Maintenance expense — increased by $15 million in 2006 primarily due to more extensive boiler tube work at the region’s Dunkirk and Arthur Kill plants to reduce forced outage hours, additional turbine maintenance and oil tank repair costs at the region’s Oswego facility.

•	Development costs — increased by $8 million to advance the region’s RepoweringNRG efforts.

South Central Region

2007 compared to 2006

The following table provides selected financial information for the South Central region for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change %
	(In millions except
	otherwise noted)

Operating Revenues
Energy revenue	$404	$334	21%
Capacity revenue	221	199	11
Risk management activities	10	13	(23)
Contract amortization	23	19	21
Other revenues	—	5	N/A

Total operating revenues	658	570	15

Operating Costs and Expenses
Cost of energy	412	308	34
Depreciation and amortization	68	68	—
Other operating expenses	121	89	36

Operating Income	$57	$105	(46)

MWh sold (in thousands)	12,452	11,845	5
MWh generated (in thousands)	10,930	11,036	(1)
Business Metrics
Average on-peak market power prices ($/MWh)	$59.62	$56.18	6
Cooling Degree Days, or CDDs(a)	1,963	1,797	9
CDD’s 30 year rolling average	1,547	1,547	—
Heating Degree Days, or HDDs(a)	3,236	3,169	2%
HDD’s 30 year rolling average	3,604	3,604	—

(a)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

Operating Income

Operating income for the region declined by $48 million for the year ended December 31, 2007, compared to 2006, due to higher operating expenses, despite a 1% decrease in generation at the region’s Big Cajun II plant.

Operating Revenues

Operating revenues increased by $88 million for the year ended December 31, 2007, compared to 2006, due to:

•	Energy revenues — increased by approximately $70 million due to a new contract which contributed $69 million in contract energy revenues, increasing contract sales volume by approximately 1.3 million MWh. A contractual change in the fuel adjustment charge for the region’s cooperative customers increased energy revenues by an additional $11 million. This was offset by a $12 million decrease in merchant energy revenue as a result of satisfying increasing load requirement from the new contract.

•	Capacity revenues — increased by approximately $22 million, of which $15 million was due to higher rates as a result of the region setting new summer peaks in 2006 and 2007; the new system peak of 2,123 MW set in August 2007 will continue to impact capacity revenue in the first half of 2008. Higher network transmission costs, which are passed through to the region’s cooperative customers, also increased capacity revenues by $6 million. Improved market conditions in PJM resulted in an increase of $3 million in merchant capacity revenue from the Rockford plants.

Cost of Energy

Cost of energy increased by $104 million for the year ended December 31, 2007, compared to 2006, due to:

•	Purchased energy — increased by approximately $69 million as planned and maintenance outage hours at the region’s Big Cajun II facility increased by 1,209 hours, primarily due to the planned turbine/generator outage at the Big Cajun II Unit 3 facility in the fourth quarter 2007. These increases were offset by a drop of $2.53/MWh in realized purchased power prices.

•	Coal costs — increased by approximately $17 million, of which approximately $11 million was due to a 9% increase in coal prices and $7 million due to higher coal transportation costs.

•	Transmission costs — increased by approximately $16 million. Network transmission costs, which are passed-through to the region’s cooperative customers, increased by $6 million due to load growth and increased utilization of the Entergy transmission system. Point-to-point transmission costs to support off-system sales increased by $10 million.

Other Operating Expenses

Other operating expenses increased by approximately $32 million for the year ended December 31, 2007, compared to 2006, due to:

•	Maintenance expense — increased by approximately $19 million as the scope of work on planned outages were more extensive in 2007. The Big Cajun II Unit 3 facility incurred a major planned outage in the fourth quarter 2007, during which the generator was rewound, turbine controls were replaced with a modern digital control system, and the turbine steam path was replaced with a high-efficiency design. Asset disposals in conjunction with the outage added $4 million.

•	Franchise tax — Louisiana state franchise tax increased by approximately $6 million due to an increased assessment based on the Company’s total debt and equity. The Company’s total debt and equity increased significantly following the acquisition of Texas Genco LLC.

2006 compared to 2005

The following table provides selected financial information for the South Central region for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Change %
	(In millions except
	otherwise noted)

Operating Revenues
Energy revenue	$334	$339	(1)%
Capacity revenue	199	190	5
Risk management activities	13	(2)	N/A
Contract amortization	19	9	111
Other revenues	5	24	(79)

Total operating revenues	570	560	2

Operating Costs and Expenses
Cost of energy	308	374	(18)
Depreciation and amortization	68	67	1
Other operating expenses	89	111	(20)

Operating Income	$105	$8	N/A

MWh sold (in thousands)	11,845	11,771	1
MWh generated (in thousands)	11,036	10,009	10
Business Metrics
Average on-peak market power prices ($/MWh)	$56.18	$69.96	(20)
Cooling Degree Days, or CDDs(a)	1,797	1,811	(1)
CDD’s 30 year rolling average	1,547	1,547	—
Heating Degree Days, or HDDs(a)	3,169	3,366	(6)%
HDD’s 30 year rolling average	3,604	3,604	—

(a)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

Operating Income

The South Central region realized operating income of $105 million for the year ended December 31, 2006 compared to operating income of $8 million for the same period in 2005, an increase of $97 million. This was due to:

•	Better plant availability — due to lower planned and forced outages in 2006, which resulted in 11% higher coal generation in 2006 than 2005. The Big Cajun II facility achieved an EFOR of 3.13% in 2006 compared to 6.56% in 2005, resulting in 907 fewer forced outage hours in 2006.

•	Lower outages — In addition, the Big Cajun II coal units experienced 826 less planned outage hours in 2006 than in 2005. The forced outages in 2005 occurred primarily during the peak summer months when contract load is highest, requiring increased energy purchases than in 2006. These fewer planned outages in 2006 also resulted in $12 million of lower major maintenance expense, which benefited operating income.

•	Favorable price spreads — allowed for resale of power received from the region’s tolling agreements, providing additional margins.

Total Operating Revenues

Operating revenues increased by $10 million in 2006 compared to 2005. This was due to:

•	Energy revenues — increased sales to the region’s contract customers were offset by lower sales in the merchant market.

•	Capacity revenues — were $9 million higher for the year ended December 31, 2006 than in the same period for 2005, as the peak of 2011 MW set by the region’s cooperative customers in August 2006 impacted capacity revenue in the latter half of 2006.

•	Risk management activities — The region recognized $13 million from risk management activities in 2006.

•	Contract amortization — increased by $10 million due to increased megawatt hour sales to contract customers and the expiration of the Rockford contract in 2005.

•	Other revenues — decreased by $19 million from 2005 levels, primarily due to $23 million in lower gas sales relating to the region’s tolling agreements.

Cost of Energy

Cost of energy for the South Central region was $308 million for the year ended December 31, 2006, compared to $374 million for the same period in 2005, a decrease of $66 million. This was due to:

•	Lower purchased power — the cost of purchased power, including the costs of the region’s tolling agreements, was $74 million in 2006, a decrease of $71 million from 2005. This decrease was primarily due to fewer forced outages at the region’s baseload coal plants in 2006 and the impact of netting energy purchases and resale. A drop in average purchased power prices by $9/MWh from 2005 to 2006 also contributed to the reduction in purchased power costs. As a result of improved plant availability, energy purchased by the South Central region to support load contracts dropped 16%. The South Central region increased its use of generation from tolled facilities in 2006; tolled combined cycle plants contributed 1,451,758 MWh to the region’s energy resources in 2006 compared to 474,386 MWh in 2005. The tolling agreements further contributed to the region’s results as the spread between gas costs and energy costs widened in the summer of 2006.

This was partially offset by:

•	Transmission costs — increased by $7 million due to a combination of contractual increases in network transmission rates and higher peaks in 2006.

•	Coal costs — increased by $25 million, reflecting contractual increases in coal commodity costs and higher plant availability in 2006.

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

West Region

2007 compared to 2006

The following table provides selected financial information for the West region for the years ended December 31, 2007, and 2006:

	Year Ended December 31,
	2007	2006	Change %
	(In millions except
	otherwise noted)

Operating Revenues
Energy revenue	$4	$75	(95)%
Capacity revenue	122	68	79
Risk management activities	—	(3)	N/A
Other revenues	1	6	(83)

Total operating revenues	127	146	(13)

Operating Costs and Expenses
Cost of energy	5	80	(94)
Depreciation and amortization	3	3	—
Other operating expenses	80	55	45

Operating Income	$39	$8	388

MWh sold (in thousands)	1,246	1,901	(34)
MWh generated (in thousands)	1,246	1,901	(34)
Business Metrics
Average on-peak market power prices ($/MWh)	$66.52	$61.54	8
Cooling Degree Days, or CDDs(a)	785	926	(15)
CDD’s 30 year rolling average	704	704	—
Heating Degree Days, or HDDs(a)	3,048	3,001	2%
HDD’s 30 year rolling average	3,228	3,228	—

(a)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

Operating Income

Operating income increased by $31 million for the year ended December 31, 2007, compared to 2006. Excluding the consolidation of WCP’s results following the acquisition of Dynegy’s 50% interest on March 31, 2006, operating income increased by $24 million, due to:

•	Capacity revenues — increased by approximately $28 million, excluding the first quarter 2007, due to new tolling agreements at the region’s Encina and Long Beach plants:

•	Encina — In January 2007, NRG signed a new tolling agreement for the region’s Encina plant which contributed $15 million in capacity revenues for the year ended December 31, 2007.

•	Long Beach — On August 1, 2007, NRG successfully completed the repowering of a 260 MW natural gas-fueled generating plant at its Long Beach generating facility, which contributed approximately $13 million in capacity revenues for the year ended December 31, 2007.

•	Cost of energy — decreased by $76 million, excluding the first quarter 2007, due to the new tolling agreement entered into at the Encina plant in 2007, which required the counterparty to supply their own fuel. Under the previous arrangement in 2006, the plant supplied the fuel.

This increase was offset by:

•	Energy revenues — decreased by approximately $72 million, excluding the first quarter 2007, primarily due to the tolling agreement at the Encina plant that has resulted in the receipt of fixed monthly capacity payment in return for the right to schedule and dispatch from the plant. The Encina tolling agreement replaced the RMR agreement under which the plant was called upon to generate revenues for such dispatch.

•	O&M expense — increased by approximately $6 million, excluding the first quarter 2007, primarily due to increases in labor costs, major maintenance and auxiliary power.

•	Development expenses — increased by $4 million, reflecting RepoweringNRG initiatives at the region’s El Segundo and Encina sites.

•	Other revenues — decreased ancillary service revenue of $3 million at the Encina plant due to the new tolling agreement that consigns ancillary service revenue to the counterparty in exchange for a fixed monthly capacity payment.

2006 compared to 2005

The following table provides selected financial information for the West region for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Change %
	(In millions except
	otherwise noted)

Operating Revenues
Energy revenue	$75	$1	N/A
Capacity revenue	68	—	N/A
Risk management activities	(3)	—	N/A
Other revenues	6	3	100

Total operating revenues	146	4	N/A

Operating Costs and Expenses
Cost of energy	80	1	N/A
Depreciation and amortization	3	1	200
Other operating expenses	55	8	588

Operating Income/(loss)	$8	$(6)	N/A

MWh sold (in thousands)	1,901	6	N/A
MWh generated (in thousands)	1,901	6	N/A
Business Metrics
Average on-peak market power prices ($/MWh)	$61.54	$71.06	(13)
Cooling Degree Days, or CDDs(a)	926	775	19
CDD’s 30 year rolling average	704	704	—
Heating Degree Days, or HDDs(a)	3,001	2,842	6%
HDD’s 30 year rolling average	3,228	3,228	—

(a)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

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

Cost of Energy

Cost of energy for the year ended December 31, 2006, was approximately $80 million, consisting primarily of gas costs. For the year ended December 31, 2005, cost of energy for the West region was $1 million.

Other Operating Expenses

Operating expenses for the West region for the year ended December 31, 2006 were $55 million, or 38% of the region’s total operating revenues. These costs included $32 million in operating and maintenance costs, of which $10 million was related to normal maintenance expenses associated with outage work. The region also incurred approximately $19 million in G&A expenses, of which $4 million was related to development costs associated with the Company’s RepoweringNRG program and approximately $3 million in corporate allocations. The increase was primarily due to the consolidation of WCP, development spending, and NRG cost allocations. This compares to $8 million for the year ended December 31, 2005.

Liquidity and Capital Resources

Liquidity Position

As of December 31, 2007 and 2006, NRG’s liquidity was approximately $2.7 billion and $2.2 billion, respectively, comprised of the following:

As of December 31,	2007	2006
	(In millions)

Cash and cash equivalents	$1,132	$795
Restricted cash	29	44

Total cash	1,161	839

Synthetic letter of credit availability	557	533
Revolver credit facility availability	997	855

Total liquidity	$2,715	$2,227

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

Credit Ratings

Credit-rating agencies rate a firm’s public debt securities. These ratings are utilized by the debt markets in evaluating a firm’s credit risk. Ratings influence the price paid to issue new debt securities by indicating to the market the Company’s ability to pay principal, interest, and preferred dividends. Rating agencies evaluate a firm’s industry, cash flow, leverage, liquidity, and hedge profile, among other factors, in their credit analysis of a firm’s credit risk.

The following table summarizes the credit ratings for NRG Energy, Inc., its term loan and its senior notes as of December 31, 2007:

	S&P	Moody’s	Fitch

NRG Energy, Inc.	B+	Ba3	B
7.375% Senior Notes, due 2016, 2017	B	B1	B+
7.25% Senior Notes due 2014	B	B1	B+
Term Loan	BB	Ba1	BB

SOURCES OF FUNDS

The principal sources of liquidity for NRG’s future operating and capital expenditures are expected to be derived from new and existing financing arrangements, asset sales, existing cash on hand and cash flows from operations.

Financing Arrangements

Senior Credit Facility Amendment

On June 8, 2007, NRG completed a $4.4 billion refinancing of the Company’s then existing Senior Credit Facility which comprised a senior first priority secured term loan, or the Term Loan Facility, a $1.0 billion senior first priority secured revolving credit facility, or the Revolving Credit Facility, and a senior first priority secured synthetic letter of credit facility, or the Letter of Credit Facility. The refinancing resulted in a 0.25% reduction on the spread that the Company pays on its Term B loan and Synthetic Letter of Credit Facility, a $200 million reduction in the Synthetic Letter of Credit Facility to $1.3 billion, and various amendments to provide improved flexibility, efficiency for returning capital to shareholders, asset repowering and investment opportunities. The pricing on the Company’s Term B loan and Synthetic Letters of Credit Facility was also subject to further reductions upon the achievement of certain financial ratios. The refinancing resulted in a charge of approximately $35 million to the Company’s results of operations for the year ended December 31, 2007, which was primarily related to the write-off of previously deferred financing costs.

On August 6, 2007, NRG entered into an agreement with BNP Paribas, or BNP, whereby BNP has agreed to be an issuing bank under the revolver portion of the Company’s Senior Credit Facility. BNP has agreed to issue up to $350 million in letters of credit under the revolver. In addition, on January 30, 2008, NRG entered into an agreement with Bank of America, whereby Bank of America has also agreed to be an issuing bank under the revolver portion of the Company’s Senior Credit Facility. Bank of America has agreed to issue up to $250 million of letter of credit under the revolver. This increases the amount of unfunded letters of credit the Company can issue under its Revolving Credit Facility to $900 million. In addition, NRG is permitted to issue additional letters of credit of up to $100 million under the Senior Credit Facility through other financial institutions.

On December 31, 2007, the Company used cash on hand to prepay, without penalty, $300 million of its Term B loan under the Senior Credit Facility. With this prepayment, the Company has achieved a 3.5:1 threshold for its corporate leverage ratio as defined by its credit agreement, which would result in a 0.25% reduction in the interest rate on both its Term loan B and Synthetic Letter of Credit Facility which is expected to result in approximately $8 million in pre-tax interest savings during 2008. The prepayment will be credited against the Company’s mandatory annual prepayment which is required in March 2008 under the Senior Credit Facility. Beginning 2008, NRG must offer a portion of its excess cash flow (as defined in the Senior Credit Facility) to its first lien lenders under the Term B loan. The percentage of excess cash flow offered to these lenders is dependent upon the Company’s consolidated leverage ratio (as defined in the Senior Credit Facility) at the end of the preceding year. Of the amount the Company is required to offer, the first lien lenders must accept 50% while the remaining 50% may either be accepted or rejected at the lenders’ option.

Based on current credit market conditions the Company expects that its lenders will accept in full the mandatory offer required in March 2008, and, as such, the Company has reclassified approximately $146 million of Term Loan B maturity from a non-current to a current liability as of December 31, 2007.

Holdco Credit Facility

During 2007, the Company initiated a capital allocation strategy that contemplated NRG becoming a wholly owned operating subsidiary of a newly created holding company, NRG Holdings, Inc. or Holdco, with the stockholders of NRG becoming stockholders of Holdco. On June 8, 2007, NRG executed a Holdco Credit Facility, a delayed-draw credit facility that expired December 28, 2007, that provided for the funding of $1 billion in term loan financing to Holdco which was intended for Holdco to make a capital contribution to NRG in the amount of $1 billion, to be used to prepay a portion of NRG’s existing Term B loan. As part of the commitment, NRG agreed to pay a fee equal to 0.5% of the facility for the first 180 days and 0.75% thereafter.

In November 2007, NRG exercised its right to provide its Senior Note holders with a conditional change of control notice, and related offer to purchase the Company’s Senior Notes at 101% of par, prior to the actual formation of the Holdco structure. Concurrently, NRG also sought consent from its Senior Note holders to either waive the change of control or permit additional restricted payments under the indentures. In December 2007, the conditional tender offers and concurrent consent solicitations expired with no tendered Senior Notes accepted for payment and without receipt of the requisite consents to amend the indentures for the Senior Notes. Consequently, the Company decided not to move forward and form the Holdco structure.

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

As part of NRG’s amended and restated credit agreement signed June 8, 2007, the Company obtained the ability to move its current second lien counterparty exposure to the first lien, on a pari passu basis with the Company’s existing first lien lenders. In exchange for moving some second lien holders to a pari passu basis with the Company’s first lien lenders, the counterparties agreed to relinquish letters of credit issued by NRG which they held as a part of their collateral package.

On October 30, 2007, NRG successfully moved certain second lien holders to a pari passu basis with the Company’s first lien lenders effectively releasing $557 million of letters of credit. With the movement to the first lien structure, the Company has significantly reduced its outstanding letter of credit exposure and thereby increased its liquidity. As of December 31, 2007, and February 1, 2008, the net discounted exposure on the agreements and hedges that were subject to the first and second lien structure were approximately $425 million and $340 million, respectively.

In addition, on February 7, 2008, the Company moved an additional counterparty to the first lien position that resulted in an additional return of approximately $65 million in letters of credit.

The following table summarizes the amount of MWs hedged against the Company’s baseload assets and as a percentage relative to the Company’s forecasted baseload capacity under the first and second lien structure as of February 1, 2008:

Equivalent Net Sales Secured by First and Second Lien Structure(a)	2008	2009	2010	2011	2012

In MW(b)	3,283	3,811	3,050	3,264	572
As a percentage of total forecasted baseload capacity	57%	55%	45%	48%	9%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2008 MW value consists of March through December positions only.

Common Stock Finance I Debt Extension

On February 27, 2008, the Company entered into an arrangement with Credit Suisse that allows the Company, at the Company’s option and subject to customary closing conditions, to extend the $220 million notes and preferred interest maturities of CSF I from October 2008 to June 2010. In addition, the previous settlement date for any share price appreciation beyond a 20% compound annual growth rate since the original date of purchase by CSF I, may be extended 30 days to early December 2008. As part of this extension arrangement, the Company intends to contribute to CSF I additional collateral in the form of treasury shares to maintain a blended interest rate of CSF I facility of approximately 7.5%. The Company expects to implement this extension arrangement by March 17, 2008.

Asset Sales

ITISA

On December 18, 2007, NRG entered into a sale and purchase agreement to sell its 100% interest in Tosli, which holds all NRG’s interest in ITISA, to Brookfield Power Inc., a wholly-owned subsidiary of Brookfield Asset Management Inc., a Canadian asset management company, focused on property, power and infrastructure assets, for a purchase price of approximately $288 million, plus the assumption of approximately $60 million in debt, subject to purchase price adjustments, the receipt of regulatory approval and other customary closing conditions. NRG anticipates completion of the sale transaction during first half of 2008. As discussed in Note 3, Discontinued Operations, Business Acquisitions and Dispositions, the activities of Tosli and ITISA have been classified as discontinued operations.

USES OF FUNDS

The Company’s requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (1) commercial operations activities; (2) capital expenditures including RepoweringNRG project deposits; (3) corporate financial transactions; and (4) debt service obligations.

Commercial Operations

NRG’s commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by (i) margin and collateral posted with counterparties; (ii) initial collateral required to establish trading relationships; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of December 31, 2007, commercial operations had total cash collateral outstanding of $85 million, and $556 million outstanding in letters of credit to third parties primarily to support its economic hedging activities.

Future liquidity requirements may change based on the Company’s hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG’s credit ratings and general perception of its creditworthiness.

Capital Expenditures

The Company’s capital expenditures for the year ended December 31, 2007, increased by approximately $260 million, to $481 million, primarily due to expenditures on RepoweringNRG projects. The following table summarizes the Company’s capital expenditures for the year ended December 31, 2007, and estimated capital expenditures for 2008:

	Maintenance	Environmental	Repowering	Total
	(In millions)

Northeast	$28	$71	$7	$106
Texas	143	2	45	190
South Central	29	1	—	30
West	4	—	76	80
Wind	—	—	69	69
Other	6	—	—	6

Total	$210	$74	$197	$481

Estimated capital expenditures for 2008	$234	$359	$603	$1,196

Repowering capital expenditures — RepoweringNRG project capital expenditures consisted of approximately $76 million for the repowered Long Beach generating station and $67 million in deposits for wind turbines related to certain wind farms under development. In addition, the Company’s RepoweringNRG capital expenditures included $7 million for the Cos Cob facility and $45 million for Cedar Bayou Unit 4.

Major maintenance and environmental capital expenditures — In 2007, the Company initiated a baghouse project at the Huntley and Dunkirk plants which increased capital expenditures by approximately $71 million. Other capital expenditures included $60 million for STP fuel and maintenance, rotor work of $18 million for the W.A. Parish facility and $7 million related to the Limestone unit 2 facility, $5 million for Indian River unit 4 reheater, Oswego and Arthur Kill spare transformers of $4 million, LaGen Creole Station line rebuild of $4 million and Huntley Unit 67 Boiler replacement of $3 million.

The Company’s estimated repowering capital expenditures for 2008 primarily consists of approximately $327 million related to wind farm projects and approximately $172 million related to STP nuclear units 3 and 4. In addition, the Company expects to contribute approximately $83 million in equity towards its joint partnership with BP Alternative Energy North America for the construction of the Sherbino Wind Farm project in Texas.

NRG anticipates funding these maintenance capital projects primarily with funds generated from operating activities. The Company is also pursuing funding for certain environmental expenditures in the Northeast through Solid Waste Disposal Bonds utilizing tax exempt financing, and expects to draw upon such funds during 2008 and 2009.

Environmental Capital Expenditures

Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred from 2008 through 2012 to meet NRG’s environmental commitments will be between $1.0 billion and $1.4 billion. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with Clean Air Interstate Rule, or CAIR, the Clean Air Mercury Rule, or CAMR, and related state requirements as well as installation of Best Technology Available under the Phase II 316(b) rule. NRG continues to explore cost effective alternatives that can achieve desired results. The range reflects alternative strategies available with respect to the Company’s Indian River plant.

The following table summarizes the upper end of the estimated range for major environmental capital expenditures for the referenced periods by region:

	Texas	Northeast	South Central	Total
	(In millions)

2008	$3	$223	$133	$359
2009	5	192	211	408
2010	24	178	117	319
2011	28	112	53	193
2012	11	66	15	92

Total	$71	$771	$529	$1,371

NRG plans to reduce the impact of a portion of the above environmental capital expenditures. NRG has the ability to monetize a portion of the Company’s excess allowances over the 2008 through 2012 timeframe and still hold sufficient allowances to operate the fleet with proposed controls through at least 2020. Second, NRG’s current contracts with the Company’s rural electrical customers in the South Central region allow for recovery of a significant portion of the capital costs, along with a capital return incurred by complying with new laws, including interest over the asset life of the required expenditures. Actual recoveries will depend, among other things, on the duration of the contracts and the treatment of these expenditures.

Share Repurchases

For the year ended December 31, 2007, NRG repurchased 9,044,400 shares of the Company’s common stock for approximately $353 million. Of these shares repurchased, 7,006,700 shares of NRG common stock for approximately $268 million were associated with Phase II of the Company’s previously announced Capital Allocation Program, which was completed during the third quarter 2007.

In December 2007, the Company initiated its 2008 Capital Allocation Program with the repurchase of 2,037,700 shares of NRG common stock for approximately $85 million. This was followed in January 2008 with the repurchase of 344,000 shares of NRG common stock for approximately $15 million. In February 2008, the Company’s Board of Directors authorized an additional $200 million in common share repurchases that would raise the 2008 Capital Allocation Program to approximately $300 million.

RepoweringNRG Project Deposits

NRG has made non-refundable deposits relating to RepoweringNRG initiatives totaling approximately $71 million primarily towards the procurement of wind turbines. The Company believes that these deposits are necessary for the timely and successful execution of these projects. The deposits are in support of expected deliveries of wind turbines and other equipment totaling approximately $409 million through 2009. Although NRG is committed to their successful implementation, the Company may decide not to take delivery of the equipment and thus terminate the projects. This would result in the Company expensing the deposits it already has made.

On February 4, 2008, NRG through its wholly owned subsidiary, Padoma Wind Power LLC, had entered into a 50-50 joint venture with BP Alternative Energy North America Inc. to build the first phase of the Sherbino Wind Farm. The Sherbino I Wind Farm will be a 150-megawatt (MW) wind project, consisting of 50 Vestas 3 MW wind turbine generators, located approximately 40 miles east of Fort Stockton in Pecos County, Texas. NRG expects to contribute approximately $83 million in equity to the joint venture in 2008 and has posted a letter of credit in that amount.

Preferred Stock Dividend Payments

For the year ended December 31, 2007, NRG paid approximately $28.8 million, $16.8 million and $9.0 million in dividend payments to holders of the Company’s 5.75%, 4% and 3.625% Preferred Stock.

Debt Service Obligations

On December 31, 2007, the Company used cash on hand to prepay, without penalty, $300 million of its Term B loan under the Senior Credit Facility. With this prepayment, the Company has met a financial ratio by the end of 2007 that would result in a 0.25% reduction in the interest rate on both its Term B loan and Synthetic Letter of Credit Facility which is expected to result in approximately $8 million in pre-tax interest savings during 2008. This prepayment will be credited against the Company’s mandatory annual prepayment which is required in March 2008 under the Senior Credit Facility.

As of December 31, 2007, NRG had approximately $4.7 billion in aggregate principal amount of unsecured high yield notes or Senior Notes and approximately $2.8 billion in principal amount outstanding under a Term B loan and had issued $743 million of letters of credit under the Company’s $1.3 billion Letter of Credit Facility, leaving $557 million available for future issuances. Under the Company’s $1.0 billion Revolving Facility, as of December 31, 2007, NRG had issued $3 million in letters of credit, leaving $997 million available for borrowings, of which approximately $647 million could be used to issue additional letters of credit. As of February 15, 2008, $518 million of undrawn letters of credit remain available under the funded letter of credit facility, $897 million of undrawn letters of credit remain available under the revolving credit facility, and NRG had no borrowings on the Company’s revolving credit facility.

In November 2007 NRG made a payment of $11 million on a revolving note after Merrill Lynch put the note back to the Company.

Principal payments on debt and capital leases as of December 31, 2007 are due in the following periods:

Subsidiary/Description	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Debt:
7.375% Notes due 2017	$—	$—	$—	$—	$—	$1,100	$1,100
7.25% Notes due 2014	—	—	—	—	—	1,200	1,200
7.375% Notes due 2016	—	—	—	—	—	2,400	2,400
Term Loan, due 2013	184	31	32	31	31	2,506	2,815
CSF Non-Recourse Obligations	190	143	—	—	—	—	333
NRG Energy Center Minneapolis, due 2013 and 2017	10	11	11	12	13	37	94
NRG Peaker Finance Co LLC	13	15	20	21	22	188	279

Subtotal Debt, Bonds and Notes	397	200	63	64	66	7,431	8,221
Capital Lease:
Saale Energie GmbH, Schkopau	75	26	12	6	5	57	181

Total Payments and Capital Leases	$472	$226	$75	$70	$71	$7,488	$8,402

Cash Flow Discussion

NRG obtains cash from operations, proceeds from the sale of assets as well as proceeds from the issuance of notes and preferred stock. NRG uses these funds to finance operations, make interest payments, repurchase its common stock, service debt obligations, finance capital expenditures, and meet other cash and liquidity needs.

2007 compared to 2006

The following table reflects the changes in cash flows for the comparative years; all cash flow categories include the cash flows from both continuing operations and discontinued operations:

Year Ended December 31,	2007	2006	Change
	(In millions)

Net cash provided by operating activities	$1,517	$408	$1,109
Net cash provided/(used) by investing activities	(327)	(4,176)	3,849
Net cash provided/(used) by financing activities	(814)	4,053	(4,867)

Net Cash Provided By Operating Activities

For the year ended December 31, 2007, net cash provided by operating activities increased by $1.1 billion compared to the same period in 2006. This was due to:

•	Hedge Reset and derivative activity — this increase was primarily due to the write off of power contracts of $1.1 billion in the fourth quarter of 2006 and a corresponding $339 million reduction in contract amortization during 2007 compared to 2006 as a result of the Hedge Reset transaction. In addition, net income increased $226 million as a result of adjustments for derivative activity.

•	Collateral deposits — following an upward shift of the forward price curves, NRG’s net collateral deposits in support of derivative contracts increased by $125 million for the year ended December 31, 2007, compared to a decrease of $454 million during the same period in 2006, a difference of $579 million. As of December 31, 2007, NRG had net cash collateral deposit of $85 million.

Net Cash Used in Investing Activities

For the year ended December 31, 2007, net cash used in investing activities was approximately $3.9 billion less than the same period in 2006. This reduction in investing activities was due to:

•	Texas acquisition — that occurred during the first quarter 2006. NRG acquired Texas Genco LLC for approximately $6.2 billion that included the issuance of common stock at a value of $1.7 billion and a net cash payment of approximately $4.3 billion;

•	Capital expenditures — NRG’s capital expenditures increased by $260 million due to expenditures of approximately $197 million for RepoweringNRG projects, primarily related to $76 million for the Long Beach plant and $67 million in deposits for wind turbines. In addition, the Company initiated a baghouse project at the Huntley and Dunkirk plants which also increased capital expenditures by approximately $71 million.

•	Discontinued Operations and Asset Sales — In 2006 NRG received proceeds of $261 million from the sale of Flinders, Audrain, and Resource Recovery. The sale of the Company’s Red Bluff and Chowchilla plants and equipment resulted in increased proceeds from asset sales by approximately $57 million for 2007.

Net Cash Provided/(Used) in Financing Activities

For the year ended December 31, 2007, net cash used in financing activities decreased by approximately $4.9 billion compared to 2006, due to:

•	During the first quarter 2006, NRG acquired Texas Genco LLC. As part of the acquisition, NRG refinanced the Company’s outstanding debt as well as Texas Genco LLC’s outstanding debt, and also issued new debt, preferred stock and common stock to fund the acquisition:

•	Total debt repayments were $4.6 billion — $1.9 billion of NRG debt and $2.7 billion of Texas Genco LLC debt.

•	Total proceeds from debt issued were $7.2 billion — $3.6 billion from unsecured notes and $3.6 billion from a senior secured facility, including a $1.0 billion Revolving Credit Facility, and a $1.5 billion Synthetic Letter of Credit Facility.

•	Total proceeds from stock issued of approximately $1.5 billion - net proceeds of $986 million from issuing approximately 21 million shares of common stock and net proceeds of $486 million from issuing 2 million shares of the Company’s 5.75% Preferred Stock.

•	For the year ended December 31, 2007, NRG repurchased 9,049,400 shares of the Company’s common stock for approximately $353 million. For the year ended December 31, 2006, NRG repurchased 29,601,162 shares for $732 million. The Company also used cash on hand to repay, without penalty, $300 million of its Term B loan under the Senior Credit Facility.

NOL’s, Deferred Tax Assets and FIN 48 Implications

As of December 31, 2007, the Company had generated total domestic pretax book income of $860 million which fully utilized domestic NOL in the amount of $245 million. In addition, NRG has cumulative foreign NOL carryforwards of $288 million, of which $72 million will expire starting in 2011 through 2016 and of which $216 million do not have an expiration date.

In addition to these amounts, the Company has $683 million of tax effected unrecognized tax benefits which relate primarily to net operating losses for tax return purposes but have been classified as capital loss carryforwards for financial statements purposes and for which a full valuation allowance has been established. As a result of the Company’s tax position, and based on current forecasts, future U.S. domestic income tax payments will be minimal through mid-year 2009 as these unrecognized tax benefits will be utilized for tax return purposes.

However, as the position remains uncertain, of the $683 million of tax effected unrecognized tax benefits, the Company has recorded a non-current tax liability of $7 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority.

On July 6, 2007, the German government passed the Tax Reform Act of 2008, which reduces the German statutory and resulting effective tax rates on earnings from approximately 36% to approximately 27% effective January 1, 2008. Due to this reduction in the statutory and resulting effective tax rate in 2007, NRG recognized a $29 million tax benefit and as of December 31, 2007, NRG had a German net deferred tax liability of approximately $84 million which includes the impact of this tax rate change.

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

Derivative Instrument obligations

On August 11, 2005, NRG issued 3.625% Preferred Stock that includes a feature which is considered an embedded derivative per SFAS 133. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of SFAS 133. As of December 31, 2007, based on the Company’s stock price, the redemption value of this embedded derivative was approximately $151 million.

On October 13, 2006, NRG through its unrestricted wholly-owned subsidiaries NRG Common Stock Fund I and NRG Common Stock Fund II, issued notes and preferred interests for the repurchase of NRG’s common stock. Included in the agreement is a feature which is considered an embedded derivative per SFAS 133. Although it is considered a derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of SFAS 133. As of December 31, 2007, based on the Company’s stock price, the redemption value of this embedded derivative was approximately $87 million.

Obligations Arising Out of a Variable Interest in an Unconsolidated Entity

Variable interest in Equity investments — As of December 31, 2007, NRG had not entered into any financing structure that was designed to be off-balance sheet that would create liquidity, financing or incremental market risk or credit risk to the Company. However, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. NRG’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $122 million as of December 31, 2007. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG.

Synthetic Letter of Credit Facility and Revolver Facility — Under NRG’s amended Senior Credit Facility which the company entered in to on June 8, 2007, the Company has a $1.3 billion synthetic Letter of Credit Facility which is secured by a $1.3 billion cash deposit at Deutsche Bank AG, New York Branch, the Issuing Bank. This deposit was funded using proceeds from the Term B loan investors who participated in the facility syndication. Under the Synthetic Letter of Credit Facility, NRG is allowed to issue letters of credit for general corporate purposes including posting collateral to support the Company’s commercial operations activities. On August 6, 2007, NRG entered into an agreement with BNP Paribas, or BNP, whereby BNP has agreed to be an issuing bank under the revolver portion of the Company’s Senior Credit Facility. BNP has agreed to issue up to $350 million of letters of credit. In addition, on January 30, 2008, NRG entered into an agreement with Bank of America, whereby Bank of America has also agreed to be an issuing bank under the revolver portion of the Company’s Senior Credit Facility. Bank of America has agreed to issue up to $250 million of letters of credit under the revolver. This increases the amount of unfunded letters of credit the Company can issue under its Revolving Credit Facility to $900 million for ongoing working capital requirements and for general corporate purposes, including acquisitions that are permitted under the Senior Credit Facility. In addition, NRG is permitted to issue additional letters of credit of up $100 million under the Senior Credit facility through other financial institutions.

As of December 31, 2007, the Company had issued $743 million in letters of credit under the Synthetic Letter of Credit Facility. In addition, as of December 31, 2007, the Company had issued $3 million in letters of credit under the Revolving Credit Facility. A portion of these letters of credit supports non-commercial letter of credit obligations.

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

	By Remaining Maturity at December 31,
	2007
	Under			Over		2006
Contractual Cash Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total	Total
	(In millions)

Long-term debt (including estimated interest)	$1,010	$1,407	$1,263	$8,621	$12,301	$13,348
Capital lease obligations (including estimated interest)	93	66	28	203	390	403
Operating leases	40	73	64	243	420	427
Fuel purchase and transportation obligations(a)	1,614	1,059	299	231	3,203	3,646

Total contractual cash obligations	$2,757	$2,605	$1,654	$9,298	$16,314	$17,824

(a)	Includes only those coal transportation commitments for 2008 as no other nominations were made as of December 31, 2007.

	By Remaining Maturity at December 31,
	2007
	Under			Over		2006
Guarantees	1 Year	1-3 Years	3-5 Years	5 Years	Total	Total
			(In millions)

Synthetic letters of credit	$475	$268	$—	$—	$743	$967
Unfunded standby letters of credit and surety bonds	8	—	—	—	8	153
Asset sales guarantee obligations	13	—	113	22	148	144
Commodity sales guarantee obligations	93	134	—	564	791	604
Other guarantees	—	—	—	32	32	29

Total guarantees	$589	$402	$113	$618	$1,722	$1,897

NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs. See Item 15 — Note 21, Commitments and Contingencies, to the Consolidated Financial Statements for a discussion of commitments and contingencies that also include contractual obligations and commercial commitments that occurred during 2007.

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

The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at December 31, 2007, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at December 31, 2007.

Derivative Activity Gains/(Losses)

Derivative Activity Gains/(Losses)	(In millions)

Fair value of contracts as of December 31, 2006	$354
Contracts realized or otherwise settled during the period	(292)
Changes in fair value	(554)

Fair value of contracts as of December 31, 2007	$(492)

	Fair Value of Contracts as of December 31, 2007
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
Sources of Fair Value Gains/(Losses)	1 Year	1-3 Years	4-5 Years	4-5 Years	Value
	(In millions)

Prices actively quoted	$4	$2	$—	$—	$6
Prices provided by other external sources	89	(198)	(394)	(22)	(525)
Prices provided by models and other valuation methods	23	2	2	—	27

Total	$116	$(194)	$(392)	$(22)	$(492)

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

Accounting Policy		Judgments/Uncertainties Affecting Application

Derivative Financial Instruments	•	Assumptions used in valuation techniques
	•	Assumptions used in forecasting generation
	•	Market maturity and economic conditions
	•	Contract interpretation
	•	Market conditions in the energy industry, especially the effects of price volatility on contractual commitments
	•	Regulatory and political environments and requirements
Income Taxes and Valuation Allowance for Deferred Tax Assets	•	Ability of tax authority decisions to withstand legal challenges or appeals
	•	Anticipated future decisions of tax authorities
	•	Application of tax statutes and regulations to transactions
	•	Ability to utilize tax benefits through carrybacks to prior periods and carryforwards to future periods
Impairment of Long Lived Assets	•	Recoverability of investment through future operations
	•	Regulatory and political environments and requirements
	•	Estimated useful lives of assets
	•	Environmental obligations and operational limitations

Accounting Policy		Judgments/Uncertainties Affecting Application

	•	Estimates of future cash flows
	•	Estimates of fair value (fresh start)
	•	Judgment about triggering events
Goodwill and Other Intangible Assets	•	Estimated useful lives for finite-lived intangible assets
	•	Judgment about impairment triggering events
	•	Estimates of reporting unit’s fair value
	•	Fair value estimate of certain power sales and fuel contracts using forward pricing curves as of the closing date over the life of each contract
Contingencies	•	Estimated financial impact of event(s)
	•	Judgment about likelihood of event(s) occurring

Derivative Financial Instruments

The Company follows the guidance of SFAS 133, to account for derivative financial instruments. SFAS 133 requires the Company to mark-to-market all derivative instruments on the balance sheet, and recognize changes in the fair value of non-hedge derivative instruments immediately in earnings. In certain cases, NRG may apply hedge accounting to the Company’s derivative instruments. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure, (ii) whether the overall risk is being reduced; and (iii) if there is a correlation between the fair value of the derivative instrument and the underlying hedged item. Changes in the fair value of derivatives instruments accounted for as hedges are either recognized in earnings as an offset to the changes in the fair value of the related hedged item, or deferred and recorded as a component of OCI, and subsequently recognized in earnings when the hedged transactions occur.

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

Income Taxes and Valuation Allowance for Deferred Tax Assets

As of December 31, 2007, NRG had a valuation allowance of approximately $539 million. This amount is comprised of U.S. domestic capital loss carryforwards and non-depreciable property of approximately $458 million, foreign net operating loss carryforwards of approximately $80 million and foreign capital loss carryforwards of approximately $1 million. In assessing the recoverability of NRG’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon projected capital gains and available tax planning strategies.

As of December 31, 2007, NRG had fully utilized $245 million of cumulative U.S. federal and state net operating loss for financial reporting purposes. The utilization of the Company’s NOLs depends on several factors, such as NRG’s ability to utilize tax benefits through carryforwards to future periods, the application of tax statutes and regulations to transactions.

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

Evaluation of Assets for Impairment and Other Than Temporary Decline in Value

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, NRG evaluates property, plant and equipment and certain intangible assets for impairment whenever indicators of impairment exist. Examples of such indicators or events are:

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

NRG is also required to evaluate its equity-method and cost-method investments to determine whether or not they are impaired. Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, or APB18, provides the accounting requirements for these investments. The standard for determining whether an impairment must be recorded under APB 18 is whether the value is considered an “other than a temporary” decline in value. The evaluation and measurement of impairments under APB 18 involves the same uncertainties as described for long-lived assets that the Company owns directly and accounts for in accordance with SFAS 144. Similarly, the estimates that NRG makes with respect to its equity and cost-method investments are subjective, and the impact of variations in these estimates could be material. Additionally, if the projects in which the Company holds these investments recognize an impairment under the provisions of SFAS 144, NRG would record its proportionate share of that impairment loss and would evaluate its investment for an other than temporary decline in value under APB 18.

For the year ended December 31, 2007, there was a reduction of $11 million in income from continuing operation due to an impairment of an investment in commercial paper which has been subsequently reclassified from cash equivalents to non-current assets. The Company recorded this impairment as a reduction to interest income. For the year ended 2006, there was no reduction in income from continuing operation due to any impairment. For the year ended December 31, 2005, income from continuing operations was reduced by $6 million due to an impairment.

Goodwill and Other Intangible Assets

As part of the acquisition of Texas Genco LLC, NRG recorded intangible assets and goodwill. The Company applied SFAS No. 141, Business Combinations, or SFAS 141, and SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, to account for these intangibles. Under these standards, the Company amortizes all finite-lived intangible assets over their respective estimated weighted-average useful lives, while goodwill has an indefinite life and is not amortized. However, goodwill and all intangible assets not subject to amortization will be tested for impairments whenever an event occurs that indicates that an impairment may have occurred, or at a minimum, on an annual basis. Where necessary, the Company’s goodwill and/or intangible asset with indefinite lives will be impaired at that time.

In connection with the Texas Genco acquisition, the Company recognized the estimated fair value of certain power sale contracts and fuel contracts acquired. NRG estimated their fair value using forward pricing curves as of the closing date of the acquisition over the life of each contract. These contracts had net negative fair values at the closing date of the acquisition and were reflected as assumed contracts in the consolidated balance sheets. Assumed contracts are amortized to revenues and fuel expense as applicable based on the estimated realization of the fair value established on the closing date over the contractual lives.

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

Recent Accounting Developments

See Item 15 — Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting developments.

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

NRG uses a diversified VAR model to calculate an estimate of the potential loss in the fair value of the Company’s energy assets and liabilities, which includes generation assets, load obligations, and bilateral physical and financial transactions. The key assumptions for the Company’s diversified model include: (1) a lognormal distribution of prices, (2) one-day holding period, (3) a 95% confidence interval, (4) a rolling 36-month forward looking period, and (5) market implied volatilities and historical price correlations.

As of December 31, 2007, the VAR for NRG’s commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the diversified VAR model was $64 million.

The following table summarizes average, maximum and minimum VAR for NRG for the year ended December 31, 2007 and 2006:

VAR	In millions

As of December 31, 2007(b)	$64
Average	28
Maximum	64
Minimum	14

As of December 31, 2006	$18
Average(a)	39
Maximum(a)	67
Minimum(a)	17

(a)	Includes Texas region portfolio beginning the third quarter 2006.

(b)	Prior to December 4, 2007, NRG’s VAR measurement was based on a rolling 24-month forward looking period

Due to the inherent limitations of statistical measures such as VAR, the evolving nature of the competitive markets for electricity and related derivatives, and the seasonality of changes in market prices, the VAR calculation may not capture the full extent of commodity price exposure. As a result, actual changes in the fair value of mark-to-market energy assets and liabilities could differ from the calculated VAR, and such changes could have a material impact on the Company’s financial results.

In order to provide additional information for comparative purposes to NRG’s peers, the Company also uses VAR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VAR for the derivative financial instruments calculated using the diversified VAR model as of December 31, 2007, for the entire term of these instruments entered into for both asset management and trading was approximately $17 million.

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

In January 2006, the Company entered into a series of new interest rate swaps. These interest rate swaps became effective on February 15, 2006, and are intended to hedge the risk associated with floating interest rates. For each of the interest rate swaps, NRG pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives the equivalent of a floating interest payment based on a 3-month LIBOR rate calculated on the same notional value. All interest rate swap payments by NRG and its counterparties are made quarterly, and the LIBOR is determined in advance of each interest period. While the notional value of each of the swaps does not vary over time, the swaps are designed to mature sequentially. The total notional amount of these swaps as of December 31, 2007 was $2.03 billion.

The notional amounts and maturities of each tranche of these swaps are as follows:

Period of Swap	Notional Value	Maturity

2 - year	$140 million	March 31, 2008
3 - year	$150 million	March 31, 2009
4 - year	$190 million	March 31, 2010
5 - year	$1.55 billion	March 31, 2011

As of December 31, 2007, the Company had various interest rate swap agreements, including those listed above, with notional amounts totaling approximately $2.7 billion. If the swaps had been discontinued on December 31, 2007, the Company would have owed the counter-parties approximately $69 million. Based on the investment grade rating of the counter-parties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.

NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of December 31, 2007, a 100 basis point change in interest rates would result in a $16 million change in interest expense on a rolling twelve month basis.

As of December 31, 2007, the Company’s long-term debt fair value was $8.1 billion and the carrying amount was $8.4 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt by $471 million.

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

Based on a sensitivity analysis, a $1 per MWh increase or decrease in electricity prices across the term of the marginable contracts would cause a change in margin collateral outstanding of approximately $15 million as of December 31, 2007. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of December 31, 2007.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages the credit risk of NRG and its subsidiaries through credit policies that include (i) an established credit approval process, (ii) a daily monitoring of counter-party credit limits, (iii) the use of credit mitigation measures such as margin, collateral, credit derivatives or prepayment arrangements, (iv) the use of payment netting agreements, and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company has credit protection within various agreements to call on additional collateral support if and when necessary. As of December 31, 2007, NRG held net collateral of approximately $147 million from counterparties.

A portion of NRG’s credit risk is related to transactions that are recorded in the Company’s consolidated Balance Sheets. These transactions primarily consist of open positions from the Company’s marketing and risk management operation that are accounted for using mark-to-market accounting, as well as amounts owed by counterparties for transactions that settled but have not yet been paid.

The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of December 31, 2007:

	Exposure
	Before		Net
Credit Exposure	Collateral	Collateral	Exposure
	(In millions, except ratios)

Investment grade	$1,446	$464	$982
Non-investment grade	39	9	30
Not rated	171	11	160

Total	$1,656	$484	$1,172
Investment grade	87%	96%	84%
Non-investment grade	2%	2%	3%
Not rated	10%	2%	14%

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

NRG’s exposure to significant counterparties greater than 10% of the net exposure of approximately $1.2 billion, was $923 million as of December 31, 2007. NRG does not anticipate any material adverse effect on the Company’s financial position or results of operations as a result of nonperformance by any of NRG’s counterparties.

Currency Exchange Risk

NRG may be subject to foreign currency risk as a result of the Company entering into purchase commitments with foreign vendors for the purchase of major equipment associated with RepoweringNRG initiatives. To reduce the risks to such foreign currency exposure, the Company may enter into transactions to hedge its foreign currency exposure using currency options and forward contracts. At December 31, 2007, no foreign currency options and forward contracts were outstanding. As a result of the Company’s limited foreign currency exposure to date, the effect of foreign currency fluctuations has not been material to the Company’s results of operations, financial position and cash flows.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2007 levels against all other currencies of countries in which the Company has continuing operations would result in an immaterial impact to NRG’s consolidated statements of operations. However, NRG’s consolidated financial position would also have been negatively affected by approximately $55 million, due to currency translation adjustments recorded in OCI.

Item 8 —	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A —	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of NRG’s management, including its principal executive officer, principal financial officer and principal accounting officer, NRG conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management’s report on the Company’s internal control over financial reporting and the report of the Company’s independent registered public accounting firm are incorporated under the caption “Management’s Report on Internal Control over Financial Reporting” and under the caption “Report of Independent Registered Public Accounting Firm,” of the Company’s 2007 Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management Restructuring — Having experienced significant financial, organizational and operational growth since emerging from bankruptcy in 2003, NRG will implement several enhancements to the Company’s management structure in order to better position the Company to capitalize on gains made already through initiatives such as RepoweringNRG and FORNRG and to support the future growth of the Company. These developments, effective as of March 1, are as follows:

Robert Flexon has been promoted to the newly created position of Chief Operating Officer. Mr. Flexon will now oversee NRG’s Plant Operations, Commercial Operations, Environmental Compliance and Risk teams, as well as the Engineering, Procurement and Construction division. Since March 2004, he has served as the Company’s Chief Financial Officer. Prior to joining NRG, from June 2000 to March 2004, Mr. Flexon was Vice President, Corporate Development & Work Process and Vice President, Business Analysis and Controller of Hercules, Inc.

Clint Freeland, NRG’s Treasurer since April 2006, has been promoted to Chief Financial Officer. Mr. Freeland will now manage the Company’s corporate financial and control functions including Treasury, Accounting, Tax and Insurance programs. Mr. Freeland joined NRG in July, 2004 as Director, Finance, following over 10 years in key financial roles within the energy sector for such Houston-based companies as Enron, Coral Energy and ABN AMRO Bank, N.V.

In addition, Kevin Howell has been promoted to NRG’s Chief Administrative Officer. In this position, Mr. Howell will oversee several critical corporate functions including Communications, Investor Relations, Human Resources and Information Technology. Previously, Mr. Howell led NRG’s Commercial Operations group, a position he held since August 2005. Prior to joining NRG, he served as President of Dominion Energy Clearinghouse since 2001.

Mauricio Gutierrez will be promoted and will succeed Mr. Howell as Senior Vice President, Commercial Operations. Mr. Gutierrez currently serves as Vice President, Commercial Operations Trading where he is responsible for the trading operations and will now expand his responsibilities to include the real time operations, origination and structuring for the Company. Mr. Gutierrez joined NRG in August 2004.

In addition, Carolyn Burke, Vice President and Controller, will be resigning from the Company effective March 14, 2008. James Ingoldsby, currently serving as Vice President, Financial Planning and Analysis, will assume Ms. Burke’s responsibilities in his new position as Vice President and Chief Accounting Officer effective March 1, 2008. In this role, Mr. Ingoldsby is responsible for directing NRG’s financial accounting and reporting activities, as well as the financial planning and analysis function. Since August 2006, Mr. Ingoldsby served as Vice President, Financial Planning and Analysis. From May 2004 to July 2006, Mr. Ingoldsby served as NRG’s Vice President and Controller. Mr. Ingoldsby, who led the Sarbanes-Oxley implementation at chemical company Hercules, Inc., previously held various executive positions at GE Betz, formerly BetzDearborn from 1993 to 2003, including serving as Controller, and Director of Business Analysis and Director of Financial Reporting. He also held various staff and managerial accounting and auditing positions at Mack Trucks, Inc. from 1982 to 1993. Mr. Ingoldsby began his career with Deloitte and Touche.

The compensation arrangements for the Company’s named executive officers, as well as Mr. Freeland, are filed as Exhibit 10.33 to this Form 10-K and incorporated herein by reference.

Amendment to Bylaws — On February 26, 2008, the Board of Directors of the Company unanimously approved an amendment to Article VI, Sections 1 and 2, of NRG’s Amended and Restated Bylaws effective immediately. The amended provision allows the Board, by resolution, to provide for uncertificated shares of common stock to be evidenced by a book-entry system, as well as other conforming changes. The Board also approved amendments to Article V to clarify that employees of NRG who serve as officers or directors of joint ventures are entitled to the same indemnification rights as officers or directors of wholly-owned NRG subsidiaries. A complete copy of the Amended and Restated Bylaws is filed as Exhibit 3.2 to this Form 10-K and incorporated herein by reference.

CSF I Extension — On February 27, 2008, NRG Common Stock Finance I LLC, or CSF I, a wholly owned subsidiary of the Company, entered into an amendment to the Note Purchase Agreement by and among CSF I, Credit Suisse International and Credit Suisse Securities (USA) LLC, as agent, dated August 4, 2006 and an amendment to the Preferred Interest Agreement by and among CSF I, Credit Suisse International and Credit Suisse Securities (USA) LLC, as agent, dated August 4, 2006. The arrangement with Credit Suisse allows the Company, at the Company’s option and subject to customary closing conditions, to extend the $220 million notes and preferred interest maturities of CSF I from October 2008 to June 2010. In addition, the previous settlement date for any share price appreciation beyond a 20% compound annual growth rate since the original date of purchase by CSF I, may be extended 30 days to early December 2008. As part of this extension arrangement, the Company intends to contribute to CSF I additional collateral in the form of treasury shares to maintain a blended interest rate of CSF I facility of approximately 7.5%. The Company expects to implement this extension arrangement by March 17, 2008.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

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

Other information required by this Item will be incorporated by reference to the similarly named section of NRG’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held May 14, 2008.

Item 11 —	Executive Compensation

Other information required by this Item will be incorporated by reference to the similarly named section of NRG’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held May 14, 2008.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other information required by this Item will be incorporated by reference to the similarly named section of NRG’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held May 14, 2008.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

Other information required by this Item will be incorporated by reference to the similarly named section of NRG’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held May 14, 2008.

Item 14 —	Principal Accountant Fees and Services

Other information required by this Item will be incorporated by reference to the similarly named section of NRG’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held May 14, 2008.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of NRG Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP are included herein:

Consolidated Statement of Operations — Years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheet — December 31, 2007 and 2006

Consolidated Statement of Cash Flows — Years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Stockholders’ Equity and Comprehensive Income/(Loss) — Years ended December 31, 2007, 2006 and 2005

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NRG Energy Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NRG Energy, Inc.:

We have audited NRG Energy Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NRG Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NRG Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NRG Energy, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the years in the three year period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Philadelphia, Pennsylvania
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NRG Energy, Inc.:

We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NRG Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payments, and related interpretations on January 1, 2006. As discussed in Note 2 to the consolidated financial statements, the Company also adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106, and 132(R), effective December 31, 2006. As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NRG Energy, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Philadelphia, Pennsylvania
February 28, 2008

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions except per share amounts)

Operating Revenues
Total operating revenues	$5,989	$5,585	$2,400

Operating Costs and Expenses
Cost of operations	3,378	3,265	1,829
Depreciation and amortization	658	590	158
General and administrative	309	276	176
Development costs	101	36	—
Other charges	—	—	12

Total operating costs and expenses	4,446	4,167	2,175
Gain on sale of assets	17	—	—

Operating Income	1,560	1,418	225

Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	54	60	104
Write downs and gains/(losses) on sales of equity method investments	1	8	(31)
Other income, net	55	156	54
Refinancing expenses	(35)	(187)	(65)
Interest expense	(689)	(590)	(177)

Total other expenses	(614)	(553)	(115)

Income From Continuing Operations Before Income Taxes	946	865	110
Income tax expense	377	322	42

Income From Continuing Operations	569	543	68
Income from discontinued operations, net of income taxes	17	78	16

Net Income	586	621	84
Preference stock dividends	55	50	20

Income Available for Common Stockholders	$531	$571	$64

Weighted average number of common shares outstanding — basic	240	258	169
Income from continuing operations per weighted average common share — basic	$2.14	$1.90	$0.28
Income from discontinued operations per weighted average common share — basic	0.07	0.31	0.10

Net Income per Weighted Average Common Share — Basic	$2.21	$2.21	$0.38

Weighted average number of common shares outstanding — diluted	288	301	171
Income from continuing operations per weighted average common share — diluted	$1.95	$1.78	$0.28
Income from discontinued operations per weighted average common share — diluted	0.06	0.26	0.10

Net Income per Weighted Average Common Share — Diluted	$2.01	$2.04	$0.38

See notes to Consolidated Financial Statements

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$1,132	$777
Restricted cash	29	41
Accounts receivable — trade, less allowance for doubtful accounts of $1 and $1	482	369
Current portion of capital lease	30	27
Taxes receivable	58	63
Inventory	451	420
Derivative instruments valuation	1,034	1,230
Deferred income taxes	124	—
Collateral on deposits in support of energy risk management activities	85	27
Prepayments and other current assets	86	105
Current assets — discontinued operations	51	24

Total current assets	3,562	3,083

Property, Plant and Equipment
In service	12,678	12,433
Under construction	337	87

Total property, plant and equipment	13,015	12,520
Less accumulated depreciation	(1,695)	(974)

Net property, plant and equipment	11,320	11,546

Other Assets
Equity investments in affiliates	425	344
Note receivable — affiliates	126	114
Capital lease, less current portion	365	365
Goodwill	1,786	1,789
Intangible assets, net of accumulated amortization of $372 and $259	873	981
Nuclear decommissioning trust fund	384	352
Derivative instruments valuation	150	439
Other non-current assets	176	262
Intangible assets held-for-sale	14	79
Non-current assets — discontinued operations	93	82

Total other assets	4,392	4,807

Total Assets	$19,274	$19,436

See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$466	$123
Accounts payable — trade	381	327
Accounts payable — affiliates	3	2
Derivative instruments valuation	917	964
Deferred income taxes	—	164
Accrued interest expense	185	131
Other accrued expenses	189	130
Other current liabilities	99	163
Current liabilities — discontinued operations	37	28

Total current liabilities	2,277	2,032

Other Liabilities
Long-term debt and capital leases	7,895	8,603
Nuclear decommissioning reserve	307	289
Nuclear decommissioning trust liability	326	324
Postretirement and other benefit obligations	263	301
Deferred income taxes	843	554
Derivative instruments valuation	759	351
Out-of-market contracts	628	897
Other non-current liabilities	149	116
Non-current liabilities — discontinued operations	76	64

Total non-current liabilities	11,246	11,499

Total Liabilities	13,523	13,531

3.625% convertible perpetual preferred stock; $0.01 par value; 250,000 shares issued and outstanding (at liquidation value of $250, net of issuance costs)	247	247
Commitments and Contingencies
Stockholders’ Equity
4% convertible perpetual preferred stock; $0.01 par value; 420,000 shares issued and outstanding (at liquidation value of $420, net of issuance costs)	406	406
5.75% convertible perpetual preferred stock; $0.01 par value, 2,000,000 shares issued and outstanding (at liquidation value of $500, net of issuance costs)	486	486
Common Stock; $0.01 par value; 500,000,000 shares authorized; 261,285,529 and 274,248,264 shares issued and 236,734,929 and 244,647,102 outstanding at December 31, 2007 and 2006	3	3
Additional paid-in-capital	4,092	4,474
Retained earnings	1,270	739
Less treasury stock, at cost — 24,550,600 and 29,601,162 shares at December 31, 2007 and 2006	(638)	(732)
Accumulated other comprehensive (loss)/income	(115)	282

Total Stockholders’ Equity	5,504	5,658

Total Liabilities and Stockholders’ Equity	$19,274	$19,436

See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)

								Accumulated
					Additional			Other	Total
	Serial Preferred		Common		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Shares	Stock	Shares	Capital	Earnings	Stock	Income/(Loss)	Equity
	(In millions)

Balances at December 31, 2004	$406	0.4	$3	174	$2,415	$197	$(405)	$76	$2,692
Net income						84			84
Foreign currency translation adjustments								(72)	(72)
Unrealized loss on derivatives								(203)	(203)
Minimum pension liability, net of $3 tax								(6)	(6)

Comprehensive loss for 2005									(197)
Equity-based compensation					14				14
Preferred stock dividends						(20)			(20)
Purchase of treasury stock				(13)			(258)		(258)

Balances at December 31, 2005	$406	0.4	$3	161	$2,429	$261	$(663)	$(205)	$2,231
Net income						621			621
Foreign currency translation adjustments								60	60
Unrealized gain on derivatives, net of $135 tax								405	405
Minimum pension liability, net of $3 tax								7	7

Comprehensive income for 2006									1,093
Impact upon adoption of SFAS 158, net of $10 tax								15	15
Reduction to tax valuation allowance					17				17
Impact upon adoption of EITF 04-6						(93)			(93)
Equity-based compensation					14				14
Issuance of common stock to the public				42	986				986
Issuance of preferred stock	486	2.0							486
Issuance of common and treasury stock to the shareholders of Texas Genco LLC				71	1,028		663		1,691
Preferred stock dividends						(50)			(50)
Purchase of treasury stock				(29)			(732)		(732)

Balances at December 31, 2006	$892	2.4	$3	245	$4,474	$739	$(732)	$282	$5,658
Net income						586			586
Foreign currency translation adjustments								73	73
Unrealized loss on derivatives, net of $310 tax benefit								(474)	(474)
Available-for-sale securities, net of $1 tax								2	2
Defined benefit plan — prior service cost of $4 and net loss of $(2), net of $2 tax								2	2

Comprehensive income for 2007									189
Equity-based compensation				1	9				9
Reduction to tax valuation allowance					56				56
Preferred stock dividends						(55)			(55)
Purchase of treasury stock				(9)			(353)		(353)
Retirement of treasury stock					(447)		447		—

Balances at December 31, 2007	$892	2.4	$3	237	$4,092	$1,270	$(638)	$(115)	$5,504

See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Cash Flows from Operating Activities
Net income	$586	$621	$84
Adjustments to reconcile net income to net cash provided by operating activities
Distributions less than equity in earnings of unconsolidated affiliates	(33)	(33)	(8)
Depreciation and amortization of nuclear fuel	719	654	195
Amortization and write-off of deferred financing costs and debt discount/premiums	66	79	14
Amortization of intangibles and out-of-market contracts	(156)	(490)	17
Amortization of equity-based compensation	19	14	12
Write down and (gains)/losses on sale of equity method investments	(1)	(8)	31
(Gain)/loss on sale and disposal of equipment	(17)	10	4
Impairment charges and asset write downs	20	—	6
Changes in derivatives	77	(149)	143
Changes in deferred income taxes	352	327	2
Gain on legal settlement	—	(67)	(14)
Gain on sale of discontinued operations	—	(76)	(6)
Gain on sale of emission allowances	(31)	(64)	—
Change in nuclear decommissioning trust liability	32	12	—
Changes in collateral deposits supporting energy risk management activities	(125)	454	(405)
Settlement of out-of-market power contracts	—	(1,073)	—
Cash provided by changes in other working capital, net of acquisition and disposition effects
Accounts receivable, net	(102)	87	(8)
Inventory	(38)	(50)	(14)
Prepayments and other current assets	22	43	(35)
Accounts payable	49	(73)	57
Accrued expenses and other current liabilities	106	133	(16)
Other assets and liabilities	(28)	57	9

Net Cash Provided by Operating Activities	1,517	408	68

Cash Flows from Investing Activities
Acquisition of Texas Genco LLC, WCP and Padoma , net of cash acquired	—	(4,333)	(5)
Capital expenditures	(481)	(221)	(106)
Decrease in restricted cash, net	12	6	45
Decrease in notes receivable	34	27	107
Decrease in trust fund balances	19	—	—
Purchases of emission allowances	(161)	(135)	—
Proceeds from sale of emission allowances	272	146	—
Investments in nuclear decommissioning trust fund securities	(265)	(227)	—
Proceeds from sales of nuclear decommissioning trust fund securities	233	214	—
Proceeds from sale of investments and equipment	2	86	79
Purchases of securities	(49)	—	—
Proceeds from sale of discontinued operations and assets	57	260	36
Return of capital from equity method investments	—	1	2

Net Cash Provided/(Used) by Investing Activities	(327)	(4,176)	158

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	(55)	(50)	(20)
Payment of financing element of acquired derivatives	—	(296)	—
Payment for treasury stock	(353)	(732)	(250)
Payment of minority interest obligations	—	—	(4)
Funded letter of credit	—	350	—
Proceeds from issuance of common stock, net of issuance costs	7	986	—
Proceeds from issuance of preferred shares, net of issuance costs	—	486	246
Proceeds from issuance of long-term debt	1,411	8,619	249
Payment of deferred debt issuance costs	(5)	(199)	(46)
Payments for short and long-term debt	(1,819)	(5,111)	(1,005)

Net Cash Provided/(Used) by Financing Activities	(814)	4,053	(830)

Change in cash from discontinued operations	(25)	2	37
Effect of exchange rate changes on cash and cash equivalents	4	4	(2)

Net Increase/(Decrease) in Cash and Cash Equivalents	355	291	(569)
Cash and Cash Equivalents at Beginning of Period	777	486	1,055

Cash and Cash Equivalents at End of Period	$1,132	$777	$486

See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business

General

NRG Energy, Inc., NRG, or the Company, is a wholesale power generation company with a significant presence in major competitive power markets in the United States. NRG is engaged in the ownership, development, construction and operation of power generation facilities, the transacting in and trading of fuel and transportation services, and the trading of energy, capacity and related products in the United States and select international markets.

As of December 31, 2007, NRG had a total portfolio of 191 active operating generation units at 49 power generation plants, with an aggregate generation capacity of approximately 24,115 MW. Within the United States, NRG has a power generation portfolio of approximately 22,880 MW of generation capacity in 175 active generating units at 43 plants, primarily located in the Texas or ERCOT region (approximately 10,805 MW), the Northeast (approximately 6,980 MW), South Central (approximately 2,850 MW), and West (approximately 2,130 MW) regions of the United States, with approximately 115 MW of additional generation capacity from the Company’s thermal assets.

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

As such, NRG applies the guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46R, to consolidate variable interest entities, or VIE’s, for which the Company is the primary beneficiary. FIN 46R requires a variable interest holder to consolidate a VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. Conversely, NRG will not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. In determining the primary beneficiary, NRG thoroughly evaluates the VIEs design, capital structure, and relationships among variable interest holders. If a primary beneficiary cannot be determined by a qualitative analysis, a quantitative analysis of allocating the expected cash flows among the variable interest holders is used in the determination.

As discussed in Note 14, Investments Accounted for by the Equity Method, NRG also has investments in partnerships, joint ventures and projects.

Accounting policies for all of NRG’s operations are in accordance with accounting principles generally accepted in the United States of America. Upon its emergence from bankruptcy on December 5, 2003, the Company qualified for and adopted fresh start reporting, or Fresh Start, under Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase.

Restricted Cash

Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company’s projects that are restricted in their use. These funds are used to pay for current operating expenses and current debt service payments, per the restrictions of the debt agreements.

Inventory

Inventory is valued at the lower of weighted average cost or market and consists principally of fuel oil, coal and raw materials used to generate steam. Spare parts inventory is valued at a weighted average cost, since the Company expects to recover these costs in the ordinary course of business. Sales of inventory are classified as an operating activity in the consolidated statements of cash flows.

Property, Plant and Equipment

Property, plant and equipment are stated at cost however impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. NRG also classifies nuclear fuel related to the Company’s 44% ownership interest in STP as part of the Company’s property, plant, and equipment. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation other than nuclear fuel is computed using the straight-line method, while nuclear fuel is amortized based on units of production over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in other income/(expense) in the consolidated statements of operations.

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

Discontinued Operations

Long-lived assets or disposal groups are classified as discontinued operations when all of the required criteria specified in SFAS 144 are met. These criteria include, among others, existence of a qualified plan to dispose of an asset or disposal group, an assessment that completion of a sale within one year is probable and approval of the appropriate level of management. In addition, upon completion of the transaction, the operations and cash flows of the disposal group must be eliminated from ongoing operations of the Company, and the disposal group must not

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have any significant continuing involvement with the Company. Discontinued operations are reported at the lower of the asset’s carrying amount or fair value less cost to sell.

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

Intangible assets determined to have indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that such acquired intangible assets have been determined to have finite lives and should now be amortized over their useful lives. NRG had no intangible assets with indefinite lives recorded as of December 31, 2007.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, the Company recognizes goodwill for the excess cost of an acquired entity over the net value assigned to assets acquired and liabilities assumed.

NRG performs goodwill impairment tests annually, typically during the fourth quarter and when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill impairment is determined using a two step process:

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

NRG accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, which requires that the Company use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.

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

In January 2007, the Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 requires a new evaluation process for all tax positions taken, recognizing tax benefits when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

Revenue Recognition

NRG is primarily a power generation company, operating a portfolio of majority-owned electric generating plants and certain plants in which the Company’s ownership interest is 50% or less, which are accounted for under the equity method of accounting. NRG also produces thermal energy for sale to customers, principally through steam and chilled water facilities.

Energy — Both physical and financial transactions are entered into to optimize the financial performance of NRG’s generating facilities. Electric energy revenue is recognized upon transmission to the customer. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in the Company’s consolidated statements of operations. Financial transactions, or the buying and selling of energy for trading purposes, are recorded net within operating revenues in the consolidated statements of operations in accordance with EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, or EITF 02-3.

Capacity — Capacity revenues are recognized when contractually earned, and consist of revenues received from a third party at either the market or a negotiated contract price for making installed generation capacity available in order to satisfy system integrity and reliability requirements.

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

Derivative Financial Instruments

NRG accounts for derivative financial instruments under SFAS 133. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value unless they qualify for a Normal Purchase or Normal Sale, or NPNS, exception. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as hedges are either:

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

Effective July, 1, 2007, the Company adopted the Emerging Issues Task Force, or EITF, Topic D-109, Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133. This Topic conveys the SEC staff’s views on determining whether the characteristics of a host contract in a hybrid financial instruments issued in the form of a share is more like debt or equity. The SEC staff believes that in evaluating an embedded derivative feature for separation under FASB Statement 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. The adoption of Topic D-109 did not have an impact on the Company’s, results of operations, financial position or cash flows.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation and Transaction Gains and Losses

The local currencies are generally the functional currency of NRG’s foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted-average rates of exchange for the period. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders’ equity and are not included in the determination of the Company’s statements of operations. Foreign currency transaction gains or losses are reported within other income/(expense) in the Company’s statements of operations. For the years ended December 31, 2007, 2006 and 2005, amounts recognized as foreign currency transaction gains (losses) were immaterial.

Concentrations of Credit Risk

Financial instruments, which potentially subject NRG to concentrations of credit risk, consist primarily of cash, trust funds, accounts receivable, notes receivable, and investments in debt securities. Cash and cash equivalents are held at financial institutions with high credit ratings. Trust funds are held in accounts managed by experienced investment advisors. Accounts receivable, notes receivable, and derivative instruments are concentrated within entities engaged in the energy industry. These industry concentrations may impact the Company’s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, NRG believes that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Company’s customer base.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trust funds, receivables, accounts payables, and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The carrying amounts of long-term receivables usually approximate fair value, as the effective rates for these instruments are comparable to market rates at year-end, including current portions. Any differences are disclosed in Note 4, Financial Instruments. The fair value of long-term debt is based on quoted market prices for those instruments that are publicly traded, or estimated based on the income approach valuation technique for non-publicly traded debt. During the fourth quarter 2007, the Company recorded an $11 million impairment charge related to an investment in commercial paper reducing its carrying value to approximately $32 million.

Asset Retirement Obligations

NRG has adopted SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS 143, which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period, while the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. In addition, NRG has also identified conditional asset retirement obligations for asbestos removal and disposal, which are specific to certain power generation operations. Under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47, a conditional asset retirement obligation is reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique.

These asset retirement obligations are primarily related to the future dismantlement of equipment on leased property and environment obligations related to nuclear decommissioning, ash disposal site closures, and fuel

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

storage facilities. See Note 6, Nuclear Decommissioning Trust Fund, for a further discussion of NRG’s nuclear decommissioning obligations.

The following table represents the balances of the asset retirement obligation as of December 31, 2007 and 2006, along with the additions, reductions and accretion related to the Company’s asset retirement obligation for the year ended December 31, 2007:

Total
(In millions)

Balance as of December 31, 2006	$381
Additions	4
Reduction	(1)
Accretion — Expense	7
Accretion — Other	18

Balance as of December 31, 2007	$409

Pensions

NRG offers pension benefits through either a defined benefit pension plan or a cash balance plan. In addition, the Company provides postretirement health and welfare benefits for certain groups of employees. Effective December 31, 2006, NRG accounts for pension and other postretirement benefits in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), or SFAS 158. NRG recognizes the funded status of the Company’s defined benefit plans in the statement of financial position and records an offset to other comprehensive income. In addition, NRG also recognizes on an after tax basis, as a component of other comprehensive income, gains and losses as well as all prior service costs that have not been included as part of the Company’s net periodic benefit cost. The determination of NRG’s obligation and expenses for pension benefits is dependent on the selection of certain assumptions. These assumptions determined by management include the discount rate, the expected rate of return on plan assets and the rate of future compensation increases. NRG’s actuarial consultants use assumptions for such items as retirement age. The assumptions used may differ materially from actual results, which may result in a significant impact to the amount of pension obligation or expense recorded by the Company.

Stock-Based Compensation

On January 1, 2006, NRG transitioned from SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and adopted SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective method. Under the modified prospective method, NRG applied the provisions of SFAS 123(R) to new awards of stock-based compensation and to awards modified, repurchased, or cancelled after the required effective date. SFAS 123(R) requires that NRG apply a forfeiture rate to existing awards and apply the standard’s fair value recognition provisions. The fair value of the Company’s non-qualified stock options and performance units are estimated on the date of grant using the Black-Scholes option-pricing model and the Monte Carlo valuation model, respectively. NRG uses the Company’s common stock price on the date of grant as the fair value of the Company’s restricted stock units and deferred stock units. Forfeiture rates are estimated based on an analysis of NRG’s historical forfeitures, employment turnover, and expected future behavior. The Company recognizes compensation expense for both graded and cliff vesting awards on a straight-line basis over the requisite service period for the entire award.

Investments Accounted for by the Equity Method

NRG has investments in various international and domestic energy projects. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2006, NRG adopted EITF Issue No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features (such as terms specified in Altersteilzeit Early Retirement Arrangements), or EITF 05-5. The Altersteilzeit, or ATZ, arrangement is a voluntary early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from employment into retirement before their legal retirement age. If certain criteria are met by the employer, the German government provides to the employer a subsidy for bonuses paid to the employee and the additional contributions paid by the employer into the German government pension plan under an ATZ arrangement for a maximum of six years. Upon adoption of EITF 05-5 on January 1, 2006, NRG recognized additional equity in earnings of unconsolidated affiliates of approximately $2 million, after- tax, from the Company’s MIBRAG interest. This amount reflects the cumulative effect of the adoption of EITF 05-5, and did not materially affect NRG’s consolidated financial position, results of operations, or statement of cash flows for the year ended December 31, 2006.

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

Stock Split

On April 25, 2007, NRG’s Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock which was effected through a stock dividend. The stock split entitled each

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholder of record at the close of business on May 22, 2007 to receive one additional share for every outstanding share of common stock held. The additional shares resulting from the stock split were distributed by the Company’s transfer agent on May 31, 2007. All share and per share amounts within this document retroactively reflect the effect of the stock split.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB also issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which permitted delayed application of this statement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. NRG partially adopted SFAS 157 on January 1, 2008, delaying application for nonfinancial assets and nonfinancial liabilities as permitted. This partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, statement of operations, and cash flows. The Company is currently evaluating the impact of the deferred portion of SFAS 157 on the Company’s consolidated financial position, statement of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, or SFAS 159. This statement provides entities with an option to measure and report selected financial assets and liabilities at fair value. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. As of the January 1, 2008 effective date, the Company elected not to apply this standard to any of its existing eligible assets or liabilities; therefore there was no impact on NRG’s consolidated financial position, results of operations, or cash flows.

In April 2007, FASB issued its Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1, which amends FIN 39, Offsetting of Amounts Related to Certain Contracts. FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions. Under the guidance in this new FSP, entities may choose to offset derivative positions in the financial statements against the fair value of amounts recognized as cash collateral paid or received under those arrangements. As of the January 1, 2008 effective date, the Company elected not to apply this FSP to any of its existing eligible derivative positions; therefore there was no impact on NRG’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). This statement applies prospectively to all business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008. The statement establishes principles and requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any minority interest in the acquiree at fair value. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. NRG is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flows.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, Consolidated Financial Statements, or SFAS 160. This Statement amends ARB No. 51 to establish accounting and reporting standards for the minority interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This Statement shall be effective and applied prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively. NRG is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flows.

NRG has non-qualified stock options for which it estimates the expected term using the simplified method allowed under Staff Accounting Bulletin (SAB) No. 107, Share Based Payment, or SAB 107. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods, which eliminates the December 31, 2007 expiration of SAB 107’s permission to use this simplified method. NRG will therefore continue to use this simplified method after December 31, 2007, for as long as the Company deems it to be the most appropriate method.

Note 3 — Discontinued Operations, Business Acquisitions and Dispositions

Discontinued Operations

NRG has classified material business operations, and gains/(losses) recognized on sales, as discontinued operations for projects that were sold or have met the required criteria for such classification. The financial results for the affected businesses have been accounted for as discontinued operations.

SFAS 144 requires that discontinued operations be valued on an asset-by-asset basis at the lower of carrying amount or fair value, less costs to sell. In applying the provisions of SFAS 144, the Company’s management considers cash flow analyses, bids, and offers related to those assets and businesses. In accordance with the provisions of SFAS 144, discontinued operations are not depreciated commencing with their classification as such. The assets and liabilities of the discontinued operations are reported in NRG’s balance sheets as discontinued operations.

The following table summarizes NRG’s discontinued operations for all periods presented in the Company’s consolidated financial statements:

Initial Discontinued
Operations
Project	Segment	Treatment Date	Disposal Date

Northbrook New York and Northbrook Energy	Corporate	Third Quarter 2005	Third Quarter 2005
Audrain	Corporate	Fourth Quarter 2005	Second Quarter 2006
Flinders	International	Second Quarter 2006	Third Quarter 2006
Resource Recovery	Corporate	Third Quarter 2006	Fourth Quarter 2006
ITISA	International	Fourth Quarter 2007	First Half 2008(a)

(a)	Estimated sale date.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of December 31, 2007 and 2006.

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

Cash and cash equivalents	$43	$18
Restricted cash	4	3
Receivables, net	4	3

Current assets — discontinued operations	51	24

Property, plant and equipment, net	61	54
Other non-current assets	32	28

Non-current assets — discontinued operations	93	82

Current portion of long-term debt	10	8
Accounts payable — trade	4	3
Other current liabilities	23	17

Current liabilities — discontinued operations	37	28

Long-term debt	51	44
Minority interest	1	1
Other non-current liabilities	24	19

Non-current liabilities — discontinued operations	$76	$64

Summarized results of discontinued operations for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Operating revenues	$50	$227	$323
Operating costs and other expenses	27	224	311

Pre-tax income from operations of discontinued components	23	3	12
Income tax expense	6	1	2

Income from operations of discontinued components	17	2	10

Disposal of discontinued components — pre-tax gain	—	80	13
Income tax expense	—	4	7

Gain on disposal of discontinued components, net of income taxes	—	76	6

Income from discontinued operations, net of income taxes	$17	$78	$16

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no pre-tax gains or losses on disposals of the Company’s discontinued operations for the year ended December 31, 2007. The pre-tax gain on disposal of the Company’s discontinued operations for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005	Segment
	(In millions)

Resource Recovery	$5	$—	Corporate
Flinders	60	—	International
Audrain	15	—	Corporate
Northbrook New York and Northbrook Energy	—	12	Corporate
Other	—	1	Corporate

Total pre-tax gain on disposal of discontinued operations	$80	$13

ITISA — On December 18, 2007, NRG entered into a sale and purchase agreement to sell 100% interest in Tosli, which holds all NRG’s interest in ITISA, to Brookfield Power Inc., a wholly-owned subsidiary of Brookfield Asset Management Inc., for a purchase price of approximately $288 million, plus the assumption of approximately $60 million in debt. The transaction, which is subject to the receipt of regulatory approval and other customary closing conditions, is expected to close during the first half of 2008.

Resource Recovery — In 2006, NRG completed the sale of the Company’s Newport and Elk River Resource Recovery facilities, Becker Ash Disposal facility as well as the Company’s ownership interest in NRG Processing Solutions LLC, to Resource Recovery Technologies, LLC for total proceeds of approximately $22 million.

Flinders — In 2006, NRG completed the sale of the Company’s 100% owned Flinders power station and related assets, or Flinders, located near Port Augusta, Australia, which consisted of two coal-fueled plants — Northern and Playford, with a combined generation capacity of approximately 760 MW, to Babcock & Brown Power Pty, a subsidiary of Babcock & Brown. Proceeds from the sale were approximately $242 million (AU$317 million). The sale resulted in the elimination of approximately $370 million (AU$485 million) of consolidated liabilities, including approximately $183 million (AU$240 million) of non-recourse debt obligations and approximately $92 million (AU$121 million) in non-current liabilities related to obligations for the purchase of electricity and the supply of fuel to the Osborne power station that were guaranteed by NRG.

Audrain — In 2006, NRG completed the sale of Audrain generating station, a gas-fired peaking facility in Vandalia, Missouri, to AmerenUE, a subsidiary of Ameren Corporation. The proceeds from the sale were $115 million, plus AmerenUE’s assumption of $240 million of non-recourse capital lease obligations and assignment of a $240 million note receivable. Of the $115 million in cash proceeds, approximately $20 million was paid to NRG and the balance was paid to the lenders of NRG Financial I LLC.

Northbrook New York LLC and Northbrook Energy LLC — In 2005, NRG completed the sale of Northbrook New York LLC and Northbrook Energy LLC. In exchange for the sale, NRG received net cash proceeds of $36 million and paid off Northbrook New York LLC’s third party debt of $17 million.

Acquisition of Texas Genco LLC

On February 2, 2006, NRG acquired Texas Genco LLC, which subsequently is being managed and accounted for as a separate business segment referred to as NRG’s Texas region. As such, the results of Texas Genco LLC have been included in NRG’s consolidated financial statements since February 2, 2006. The purchase price of approximately $6.2 billion consisted of approximately $4.4 billion in cash, the issuance of approximately 71 million shares of NRG’s common stock valued at approximately $1.7 billion, and acquisition costs of approximately

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 billion. The value of NRG’s common stock issued to the sellers was based on NRG’s average stock price immediately before and after the closing date of February 2, 2006. The acquisition also included the assumption of approximately $2.7 billion of Texas Genco LLC debt.

The acquisition of Texas Genco LLC was funded at closing with a combination of: (i) cash proceeds received upon the issuance and sale in a public offering of approximately 42 million shares of NRG’s common stock at a price of $24.38 per share; (ii) cash proceeds received upon the issuance and sale of $1.2 billion aggregate principal amount of 7.25% Senior Notes due 2014 and $2.4 billion aggregate principal amount of 7.375% Senior Notes due 2016; (iii) cash proceeds received upon the issuance and sale in a public offering of 2,000,000 shares of mandatory convertible preferred stock at a price of $250 per share; (iv) funds borrowed under a new senior secured credit facility consisting of a $3.6 billion term loan facility, a $1.0 billion revolving credit facility, and a $1.0 billion synthetic letter of credit facility; and (v) cash on hand.

The acquisition of Texas Genco LLC was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities as of February 2, 2006. The excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired was recorded as goodwill. The allocation of the purchase price may be adjusted if additional information for certain income tax items becomes available through December 31, 2008 pursuant to SFAS 141(R).

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

Acquisition of Remaining 50% interest in WCP

On March 31, 2006, NRG completed a purchase and sale agreement for projects co-owned with Dynegy, Inc. Under the agreements, NRG acquired Dynegy’s 50% ownership interest in WCP (Generation) Holdings, Inc., or WCP, for $205 million in cash and the assumption of a $1 million liability, with NRG becoming the sole owner of WCP’s 1,825 MW of generation capacity in Southern California. In addition, NRG sold to Dynegy the Company’s 50% ownership interest in Rocky Road Power LLC, or Rocky Road, a 330 MW gas-fueled, simple cycle peaking plant located in Dundee, Illinois. NRG sold Rocky Road for a fair value sale price of $45 million, paying Dynegy a net purchase price of $160 million at closing. Prior to the purchase, NRG had an existing investment in WCP accounted for as an equity method investment, or Original Investment.

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

	Year Ended December 31,
	2006	2005
	(In millions)

Operating revenues	$5,884	$5,891
Net income	399	296
Earnings per share — Basic	1.30	0.87
Earnings per share — Diluted	1.27	0.86
Weighted average number of shares outstanding — Basic	267.8	281.6
Weighted average number of shares outstanding — Diluted	288	304

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

Note 4 — Financial Instruments

The estimated carrying values and fair values of NRG’s recorded financial instruments related to continuing operations are as follows:

	Carrying Amount		Fair Value
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(In millions)

Cash and cash equivalents	$1,132	$777	$1,132	$777
Restricted cash	29	41	29	41
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	32	—	32	—
Marketable equity securities	7	—	7	—
Trust fund investments	390	377	390	377
Notes receivable	126	114	138	126
Long-term debt, including current portion	8,180	8,525	8,164	8,628

For cash and cash equivalents and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of marketable securities is based on quoted market prices for those instruments. Trust fund investments are comprised of various U.S. debt and equity securities carried at fair market value.

The fair value of notes receivable, debt securities and certain long-term debt are based on expected future cash flows discounted at market interest rates. The fair value of NRG’s traded long-term debt is estimated based on quoted market prices for those instruments that are traded or on a present value method using current interest rates for similar instruments with equivalent credit quality.

Note 5 — Accounting for Derivative Instruments and Hedging Activities

SFAS 133, requires NRG to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. If certain conditions are met, NRG may be able to designate certain derivatives as cash flow hedges and defer the effective portion of the change in fair value of the derivatives to OCI and subsequently recognized in earnings when the hedged transaction occurs. The ineffective portion of a cash flow hedge is immediately recognized in earnings.

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

As the Company engages principally in the trading and marketing of its generation assets, most of NRG’s commercial activities qualify for hedge accounting under the requirements of SFAS 133. In order to so qualify, the physical generation and sale of electricity should be highly probable at inception of the trade and throughout the period it is held, as is the case with the Company’s baseload plants. For this reason, the majority of trades in support of NRG’s baseload units normally qualify for NPNS or cash flow hedge accounting treatment, and trades in support of NRG’s peaking units will generally not qualify for hedge accounting treatment, with any changes in fair value likely to be reflected on a mark-to-market basis in the statement of operations. All of NRG’s hedging and trading activities are in accordance with the Company’s risk management policy.

Derivative Financial Instruments

Energy-Related Commodities

To manage the commodity price risk associated with the Company’s competitive supply activities and the price risk associated with power sales from the Company’s electric generation facilities, NRG may enter into a variety of derivative and non-derivative hedging instruments, utilizing the following:

•	Forward contracts, which commit NRG to sell energy commodities or purchase fuels in the future.

•	Futures contracts, which are exchange-traded standardized commitments to purchase or sell a commodity or financial instrument.

•	Swap agreements, which require payments to or from counter-parties based upon the differential between two prices for a predetermined contractual, or notional, quantity.

•	Option contracts, which convey the right or obligation to buy or sell a commodity.

The objectives for entering into derivative contracts designated as hedges include:

•	Fixing the price for a portion of anticipated future electricity sales through the use of various derivative instruments including gas collars and swaps at a level that provides an acceptable return on the Company’s electric generation operations.

•	Fixing the price of a portion of anticipated fuel purchases for the operation of NRG’s power plants.

•	Fixing the price of a portion of anticipated energy purchases to supply NRG’s load-serving customers.

As of December 31, 2007, NRG had hedge and non-hedge energy-related derivative financial instruments, and other energy-related contracts that did not qualify as derivative financial instruments extending through December 2026. As of December 31, 2007, NRG’s derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the sale of electricity and related products economically hedging NRG’s generation assets’ forecasted output through 2014.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of NRG’s generation assets into 2017.

Also, as of December 31, 2007, NRG had other energy-related contracts that qualified for the NPNS exception and were therefore exempt from fair value accounting treatment under the guidelines established by SFAS 133 as follows:

•	Power sales and capacity contracts extending to 2025.

•	Coal purchase contracts extending through 2012 designated as normal purchases and disclosed as part of NRG’s contractual cash obligations. See Note 21, Commitments and Contingencies, for further discussion.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, as of December 31, 2007, NRG had other energy-related contracts that did not qualify as derivatives under the guidelines established by SFAS 133 as follows:

•	Load-following forward electric sale contracts extending through 2026.

•	Power Tolling contracts through 2017.

•	Lignite purchase contract through 2018.

•	Power transmission contracts through 2009.

•	Natural gas transportation contracts and storage agreements through 2018.

•	Coal transportation contracts through 2015.

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

As of December 31, 2007, all of NRG’s interest rate swap arrangements had been designated as either cash flow or fair value hedges. As of December 31, 2007, NRG had interest rate derivative instruments extending through June 2019.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of SFAS 133, on NRG’s accumulated other comprehensive income balance attributable to hedged derivatives for the years ended December 31, 2007, 2006 and 2005, net of tax:

	Energy-Related
	Commodities	Interest Rate		Total
	(In millions)

Accumulated OCI balance at December 31, 2004	$5		$2	$7
Realized from OCI during period — due to unwinding of previously deferred amounts	132		(2)	130
Changes in fair value of hedge contracts — gains/(losses)	(341)		8	(333)

Accumulated OCI balance at December 31, 2005	$(204)		$8	$(196)
Realized from OCI during period: — due to unwinding of previously deferred amounts	6		(2)	4
Changes in fair value of hedge contracts — gains	391		10	401

Accumulated OCI balance at December 31, 2006	$193		$16	$209

Realized from OCI during period — due to unwinding of previously deferred amounts	(50)		(2)	(52)
Changes in fair value of hedge contracts — losses	(377)		(45)	(422)

Accumulated OCI balance at December 31, 2007	$(234)	$	’ (31)	$(265)

Gains expected to unwind from OCI during next 12 months, net of $26 tax	$41		$—	$41

As of December 31, 2007, the net balance in OCI relating to SFAS 133 was an unrecognized loss of approximately $265 million, which is net of $175 million in income taxes. NRG expects $41 million of net deferred gains on derivative instruments accumulated in OCI to be recognized in earnings during the next twelve months.

Statement of Operations

In accordance with SFAS 133, unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives and ineffectiveness of hedge derivatives are reflected in current period earnings.

The following table summarizes the pre-tax effects of non-hedge derivatives, derivatives that do not qualify as hedges, and ineffectiveness of hedge derivatives on NRG’s statement of operations for the years ended December 31, 2007, 2006 and 2005:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Revenue from operations — energy commodities	$(77)	$295	$(154)
Cost of operations	—	—	2
Equity in earnings of unconsolidated subsidiaries	—	—	12
Interest expense — interest rate swaps	—	(3)	—

Total impact to statement of operations	$(77)	$292	$(140)

For the year ended December 31, 2007, the unrealized loss associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $77 million is comprised of $34 million of fair value increases in forward sales of electricity and fuel, $160 million loss from the reversal of mark-to-market gains,

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which ultimately settled as financial revenues, and $49 million of gains associated with our trading activity. The $34 million of fair value increases in forward sales of electricity and fuel includes approximately $14 million due to the ineffectiveness associated with financial forward contracted electric and gas sales.

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

For the year ended December 31, 2005, the unrealized loss associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $154 million is comprised of $122 million of fair value decreases in forward sales of electricity and fuel, $59 million from the reversal of mark-to-market gains, which ultimately settled as financial revenues, and $27 million of gains associated with our trading activity. The impact of hedge ineffectiveness associated with financial forward contracted electric sales was immaterial.

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

Note 6 — Nuclear Decommissioning Trust Fund

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Should there be a shortfall in the value of the assets in the trust relative to the estimated liability, NRG has the ability to file a rate case with the PUCT to increase decommissioning reimbursements over time from retail customers. As of December 31, 2007, NRG believes the trust funds are adequately funded.

The following table summarizes the fair values of the securities held in the trust funds as of December 31, 2007 and 2006:

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

Cash and cash equivalents	$4	$7
U.S. government and federal agency obligations	21	29
Federal agency mortgage-backed securities	59	41
Commercial mortgage-backed securities	22	16
Corporate debt securities	44	43
Marketable equity securities	234	216

Total	$384	$352

Note 7 — Inventory

Inventory, which is stated at the lower of weighted average cost or market, consists of:

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

Fuel oil	$140	$162
Coal/Lignite	174	118
Natural gas	16	12
Spare parts	121	128

Total Inventory	$451	$420

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Capital Lease and Notes Receivable

Notes receivable primarily consists of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. NRG’s notes receivable and capital lease as of December 31, 2007 and 2006 were as follows:

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

Capital Lease Receivable — non-affiliate
VEAG Vereinigte Energiewerke AG, due August 31, 2021, 11.00%(a)	$395	$392

Capital Lease — non-affiliates	395	392
Less current maturities	30	27

Total	365	365

Note Receivable — affiliates
Kraftwerke Schkopau GBR, indefinite maturity date, 5.89%-7.00%(b)	126	114

Notes receivable — affiliates	$126	$114

(a)	Saale Energie GmbH, or SEG, has sold 100% of its share of capacity from the Schkopau power plant to VEAG Vereinigte Energiewerke AG under a 25-year contract, which is more than 83% of the useful life of the plant. This direct financing lease receivable amount was calculated based on the present value of the income to be received over the life of the contract.

(b)	SEG entered into a note receivable with Kraftwerke Schkopau GBR, a partnership between Saale and E.On Kraftwerke GmbH. The note was used to fund SEG’s initial capital contribution to the partnership and to cover project liquidity shortfalls during construction of the Schkopau power plant. The note is subject to repayment upon the disposition of the Schkopau plant.

Note 9 — Property, Plant, and Equipment

NRG’s major classes of property, plant, and equipment as of December 31, 2007 and 2006 were as follows:

	As of	As of
	December 31,	December 31,	Depreciable
	2007	2006	Lives
	(In millions)

Facilities and equipment	$11,829	$11,636	5-40 Years
Land and improvements	584	559
Nuclear fuel	181	159	5 Years
Office furnishings and equipment	84	79	3-10 Years
Construction in progress	337	87

Total property, plant and equipment	13,015	12,520
Accumulated depreciation	(1,695)	(974)

Net property, plant and equipment	$11,320	$11,546

Note 10 — Goodwill and Other Intangibles

Goodwill  — In connection with the acquisitions of Texas Genco LLC and Padoma Wind Power, LLC, NRG has recorded goodwill in the amount of approximately $1.8 billion. Goodwill is not amortized but instead tested for impairment in accordance with SFAS 142 at the reporting-unit level. Goodwill is tested annually, typically during

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fourth quarter, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be an impairment. As of December 31, 2007, there was no impairment to goodwill. As of December 31, 2007, NRG had approximately $851 million of goodwill that is deductible for U.S. income tax purposes in future periods.

Intangible Assets — NRG acquired intangible assets as part of the Company’s acquisition of Texas Genco LLC and established intangible assets upon adoption of Fresh Start reporting. These intangible assets include SO2 and NOx emission allowances and certain in-market power, fuel (coal, gas, and nuclear) and water contracts. The emission allowances are amortized and recorded as part of the cost of operations, with NOx emission allowances amortized on a straight line basis and SO2 emission allowances amortized based on units of production. The power contracts are amortized based on contracted volumes over the life of each contract and the fuel contracts are amortized over expected volumes over the life of each contract. The power contracts are amortized and recorded as part of revenues, while fuel and water contracts are amortized and recorded as part of the cost of operations.

NRG actively trades portions of the Company’s emission allowances as part of the Company’s asset optimization strategy, with their respective costs expensed when sold. Emission allowances that the Company designates for such trading are reclassified to intangible assets held-for-sale on the balance sheet and are not amortized.

The following tables summarize the components of NRG’s intangible assets subject to amortization for the years ended December 2007 and 2006:

	Emission	Contracts
As of December 31, 2007	Allowances	Power	Fuel	Water	Other	Total
	(In millions)

January 1, 2007	$913	$92	$171	$64	$—	$1,240
Acquisitions	5	—	—	—	2	7
Sales	(1)	—	—	—	—	(1)
Transfer to held for sale	(1)	—	—	—	—	(1)

Adjusted gross amount	916	92	171	64	2	1,245
Less accumulated amortization	(114)	(92)	(102)	(64)	—	(372)

Net carrying amount	$802	$—	$69	$—	$2	$873

	Emission	Contracts
As of December 31, 2006	Allowances	Power	Fuel	Water	Total
	(In millions)

January 1, 2006	$280	$56	$—	$—	$336
Acquisitions	894	39	171	64	1,168
Transfer to held for sale	(23)	—	—	—	(23)
Tax adjustments	(238)	(3)	—	—	(241)

Adjusted gross amount	913	92	171	64	1,240
Less accumulated amortization	(74)	(92)	(65)	(28)	(259)

Net carrying amount	$839	$—	$106	$36	$981

In accordance with SOP 90-7, any future income tax benefits realized from reducing the valuation allowance should first reduce intangible assets until exhausted, and thereafter be recorded as a direct addition to paid-in capital. For the year ended December 31, 2006, NRG reduced its valuation allowance by approximately

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$231 million and reduced a related deferred tax liability by $10 million, offset against the Company’s intangible assets, in accordance with SOP 90-7.

The following table presents NRG’s amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005:

Amortization	2007	2006	2005
	(In millions)

Emission allowances	$40	$44	$12
Fuel contracts	37	65	—
Water contracts	36	28	—

Total amortization in cost of operations	$113	$137	$12

Power contract amortization recorded as a reduction to operating revenues	$—	$43	$12

The following table presents estimated amortization related to NRG’s emission allowances and in-market contracts:

	Emission
Year Ended December 31,	Allowances	Fuel	Total
	(In millions)

2008	$41	$21	$62
2009	41	26	67
2010	55	6	61
2011	54	2	56
2012	45	2	47

The weighted average remaining amortization period is 3.3 years for fuel contracts. Emission allowances are amortized based on a mix of a straight line and actual emissions emitted from the respective plants.

Intangible assets held for sale — NRG records the Company’s bank of emission allowances as part of the Company’s intangible assets. From time to time, management may authorize the transfer from the Company’s emission bank to intangible assets held-for-sale as part of the Company’s asset optimization strategy. As of December 31, 2007, the value of emission allowances held-for-sale is $14 million and is managed within the Corporate segment. Once transferred to held-for-sale, these emission allowances transferred are prohibited from moving back to held-for-use.

Out-of-market contracts — Due to Fresh Start accounting, as well as the acquisition of Texas Genco LLC, NRG acquired certain out-of-market contracts. These are primarily power, gas swaps, and certain coal contracts and are classified as non-current liabilities on NRG’s consolidated balance sheet. Both the gas swap and power contracts are amortized to revenues, while the coal contracts are amortized to cost of operations.

The following table summarizes the estimated amortization related to NRG’s out-of-market contracts:

Year Ended December 31,	Coal	Gas Swaps	Power Contracts	Total

2008	$33	$11	$279	$323
2009	19	34	82	135
2010	6	28	32	66
2011	—	—	22	22
2012	—	—	22	22

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Debt and Capital Leases

Long-term debt and capital leases consist of the following:

			Interest
As of December 31,	2007	2006	Rate
	(In millions except rates)

NRG Recourse Debt:
Senior notes due 2017	$1,100	$1,100	7.375
Senior notes due 2016	2,400	2,400	7.375
Senior notes due 2014(a)	1,199	1,183	7.25
ML note payable	—	11	L+1.9	(e)
Term loan B due 2013	2,816	3,148	L+1.75/L+2.0	(e)
NRG Non-Recourse Debt:
CSF non-recourse obligations due 2008 and 2009	333	333	5.45-13.23
NRG Peaker Finance Co. LLC, due June 2019(b)	235	240	L+1.07	(e)
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013 and 2017(c)	97	107	7.12-7.31
Camas Power Boiler LP, unsecured term loan, due June 2007	—	1	L+0.69	(e)
Camas Power Boiler LP, revenue bonds, due August 2007	—	2	3.38

Subtotal long term debt	8,180	8,525

Capital leases:
Saale Energie GmbH, Schkopau capital lease, due 2021	181	199
Other	—	2

Subtotal	8,361	8,726
Less current maturities(d)	466	123

Total	$7,895	$8,603

(a)	Includes fair value adjustment as of December 31 2007 and 2006, reflects $(1) million and $(17) million, respectively, reduction for an interest rate swap. The swap was re-designated from the retired 2nd priority note to this note as part of the financing related to the Texas Genco LLC acquisition.

(b)	Includes discount of $(43) million and $(50) million as of December 31, 2007 and 2006, respectively.

(c)	Includes premium of $3 million and $4 million as of December 31, 2007 and 2006, respectively.

(d)	Includes premium of $7 million on the NRG Peaker Finance debt and a discount of $1 million on NRG Energy Center Minneapolis debt as of December 31, 2007 and 2006.

(e)	L+ equals LIBOR plus x%

NRG Recourse Debt

Senior Notes

NRG has three outstanding issuances of senior notes, or Senior Notes, under an Indenture, dated February 2, 2006, or the Indenture, between NRG and Law Debenture Trust Company of New York, as trustee:

(i) 7.25% senior notes, issued February 2, 2006 and due February 1, 2014, or the 2014 Senior Notes;

(ii) 7.375% senior notes issued February 2, 2006 and due February 1, 2016, or the 2016 Senior Notes;

(iii) 7.375% Senior Notes issued November 21, 2006 and due January 15, 2017, or the 2017 Senior Notes.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental indentures to the series of notes have been issued to add newly formed or acquired subsidiaries as guarantors.

The Indentures and the form of notes provide, among other things, that the Senior Notes will be senior unsecured obligations of NRG. The Indentures also provide for customary events of default, which include, among others: nonpayment of principal or interest; breach of other agreements in the Indentures; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against NRG and its subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs, the Trustee or the Holders of at least 25% in principal amount of the then outstanding series of Senior Notes may declare all of the Senior Notes of such series to be due and payable immediately.

The terms of the Indentures, among other things, limit NRG’s ability and certain of its subsidiaries’ ability to:

•	return capital to shareholders;

•	grant liens on assets to lenders; and

•	incur additional debt.

Interest is payable semi-annually on the Senior Notes until their maturity dates.

At any time prior to February 1, 2009, NRG may redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes and the 2016 Senior Notes with the net proceeds of certain equity offerings, at a redemption price of 107.25% of the principal amount, in the case of the 2014 Senior Notes, and 107.375% of the principal amount, in the case of the 2016 Senior Notes. In addition, NRG may redeem the 2014 Senior Notes and 2016 Senior Notes at the redemption prices expressed as a percentage of the principal amount redeemed set forth below, plus accrued and unpaid interest on the notes redeemed.

Prior to February 1, 2010, for the 2014 Senior Notes, or the First Applicable 7.25% Redemption Date, NRG may redeem all or a portion of the 2014 Senior Notes at a price equal to 100% of the principal amount plus a premium and accrued interest. The premium is the greater of (i) 1% of the principal amount of the note, or (ii) the excess of the principal amount of the note over the following: the present value of 103.625% of the note, plus interest payments due on the note from the date of redemption through the First Applicable 7.25% Redemption Date, discounted at a treasury rate plus 0.50%.

The following table sets forth the premium upon redemption after February 1, 2010, for the 2014 Senior Notes:

Premium as
Redemption Period	Defined Above

February 1, 2010 to February 1, 2011	103.625%
February 1, 2011 to February 1, 2012	101.813%
February 1, 2012 and thereafter	100.000%

Prior to February 1, 2011, for the 2016 Senior Notes, or the First Applicable 7.375% Redemption Date, NRG may redeem all or a portion of the 7.375% Notes at a price equal to 100% of the principal amount plus a premium and accrued interest. The premium is the greater of (i) 1% of the principal amount of the note, or (ii) the excess of the principal amount of the note over the following: the present value of 103.688% of the note, plus interest

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments due on the note from the date of redemption through the First Applicable 7.375% Redemption Date, discounted at a Treasury rate plus 0.50%.

The following table sets forth the premium upon redemption after February 1, 2011, for the 2016 Senior Notes:

Premium as
Redemption Period	Defined Above

February 1, 2011 to February 1, 2012	103.688%
February 1, 2012 to February 1, 2013	102.458%
February 1, 2013 to February 1, 2014	101.229%
February 1, 2014 and thereafter	100.000%

Prior to January 15, 2012, NRG may redeem up to 35% of the 2017 Senior Notes with net cash proceeds of certain equity offerings at a price of 107.375%, provided at least 65% of the aggregate principal amount of the notes issued remain outstanding after the redemption. Prior to January 15, 2012, NRG may redeem all or a portion of the Senior Notes at a price equal to 100% of the principal amount of the notes redeemed, plus a premium and any accrued and unpaid interest. In addition, on or after January 15, 2012, NRG may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth below, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption date of February 1, 2012.

The following table sets forth the premium upon redemption after February 1, 2012, for the 2017 Senior Notes:

Premium as
Redemption Period	Defined Above

February 1, 2012 to February 1, 2013	103.688%
February 1, 2013 to February 1, 2014	102.458%
February 1, 2014 to February 1, 2015	101.229%
February 1, 2015 and thereafter	100.000%

In November 2007, NRG made a repayment of $11 million on a revolving note after Merrill Lynch put the note back to the Company.

Senior Credit Facility

2007 Activity — On June 8, 2007, NRG completed a $4.4 billion refinancing of the Company’s then existing senior credit facility which was comprised of a senior first priority secured term loan, or the Term Loan Facility, a $1.0 billion senior first priority secured revolving credit facility, or the Revolving Credit Facility, and a senior first priority secured synthetic letter of credit facility, or the Letter of Credit Facility. The refinancing resulted in a 0.25% reduction on the spread that the Company pays on its Term B loan and Synthetic Letter of Credit Facility, a $200 million reduction in the Synthetic Letter of Credit Facility from $1.5 billion to $1.3 billion, and various amendments to provide improved flexibility, efficiency for returning capital to shareholders, asset repowering and investment opportunities. The pricing on the Company’s Term B loan and Synthetic Letter of Credit Facility is also subject to further reductions upon the achievement of certain financial ratios. The refinancing resulted in a charge of approximately $35 million to the Company’s results of operations for the year ended December 31, 2007, which was primarily related to the write-off of previously deferred financing costs.

On August 6, 2007, NRG entered into an agreement with BNP Paribas, or BNP, whereby BNP has agreed to be an issuing bank under the revolver portion of the Company’s Senior Credit Facility. BNP has agreed to issue up to $350 million of letters of credit under the revolver. This increased the amount of unfunded letters of credit the Company can issue under its Revolving Credit Facility to $650 million. As of December 31, 2007, NRG was permitted to issue additional letters of credit of up to $350 million under the Senior Credit Facility through other financial institutions.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2007, the Company used cash on hand to prepay, without penalty, $300 million of its Term B loan under the Senior Credit Facility. With this prepayment, the Company has met a financial ratio by the end of 2007 that would result in a 0.25% reduction in the interest rate on both its Term B loan and Synthetic Letter of Credit Facility. The prepayment will be credited against the Company’s mandatory annual prepayment which is required in March 2008 under the Senior Credit Facility.

Significant terms — The Term Loan Facility matures on February 1, 2013, and amortizes in 27 consecutive equal quarterly installments of 0.25% term loan commitments, beginning June 30, 2006, with the balance payable on the seventh anniversary thereof. The full amount of the Revolving Credit Facility will mature on February 2, 2011. The Synthetic Letter of Credit Facility will mature on February 1, 2013, and no amortization will be required in respect thereof. As of December 31, 2007, NRG had issued $743 million under the Company’s Synthetic Letter of Credit Facility and $3 million in letters of credit under the Company’s Revolving Credit Facility. NRG has the option to prepay the Senior Credit Facility in whole or in part at any time.

Beginning 2008, NRG must offer a portion of its excess cash flow, an amount which approximates the Company’s free cash flow for the prior year, to its first lien lenders. The percentage of the excess cash flow offered to these lenders is dependent upon the Company’s consolidated leverage ratio at the end of the preceding year. Of the amount offered, the first lien lenders must accept 50%, while the remaining 50% may either be accepted or rejected at the lenders’ option. Based on current credit market conditions the Company expects that its lenders will accept in full the mandatory offer required in March 2008, and, as such, the Company has reclassified approximately $146 million of Term Loan B maturity from a non-current to a current liability as of December 31, 2007.

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

Interest Rate Swaps — In connection with the Senior Credit Facility, NRG entered into a series of forward-setting interest rate swaps in 2006 which are intended to hedge the risks associated with floating interest rates. For each of the interest rate swaps, the Company pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives quarterly the equivalent of a floating interest payment based on a 3-month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparties are made quarterly, and the LIBOR is determined in advance of each interest period. While the notional value of each of the swaps does not vary over time, the swaps are designed to mature sequentially.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amounts and maturities of each tranche of these swaps as of December 31, 2007 are as follows:

Maturity	Notional Value

March 31, 2008	$140 million
March 31, 2009	$150 million
March 31, 2010	$190 million
March 31, 2011	$1.55 billion

Holdco Credit Facility

During 2007, the Company initiated a capital allocation strategy that contemplated NRG becoming a wholly-owned operating subsidiary of a newly created holding company, NRG Holdings, Inc. or Holdco, with the stockholders of NRG becoming stockholders of Holdco. On June 8, 2007, NRG executed a Holdco Credit Facility, a delayed-draw credit facility that expired December 28, 2007 that provided for the funding of $1 billion in term loan financing to Holdco which was intended for Holdco to make a capital contribution to NRG in the amount of $1 billion, to be used to prepay a portion of NRG’s existing Term B loan. As part of the commitment NRG agreed to pay a fee equal to 0.5% of the facility for the first 180 days and 0.75% thereafter.

In November 2007, NRG exercised its right to provide its Senior Note holders with a conditional change of control notice, and related offer to purchase the Company’s Senior Notes at 101% of par, prior to the actual formation of the Holdco structure. Concurrently, NRG also sought consent from its Senior Note holders to either waive the change of control or permit additional restricted payments under the indentures. In December 2007, the conditional tender offers and concurrent consent solicitations expired with no tendered Senior Notes accepted for payment and without receipt of the requisite consents to amend the indentures for the Senior Notes. Consequently, the Company decided not to move forward and form the Holdco structure.

NRG Non-Recourse Debt

Debt Related to Capital Allocation Program

During the third quarter 2006, the Company formed two wholly-owned unrestricted subsidiaries, NRG Common Stock Finance I, LLC, or CSF I, and NRG Common Stock Finance II, LLC, or CSF II, that are both consolidated by NRG. Their purpose was to repurchase $500 million shares of NRG’s common stock in the public markets or in privately negotiated transactions in connection with the Company’s Capital Allocation Program. These subsidiaries were funded with a combination of cash from NRG and a mix of notes and preferred interests issued to Credit Suisse. Both the notes and the preferred interests are non-recourse debt to NRG or any of its restricted subsidiaries, with the notes collateralized by the NRG common stock repurchased by these two wholly-owned unrestricted subsidiaries that are consolidated in the Company’s statement of financial position. In addition, the assets of these two subsidiaries are not available to the creditors of NRG or the Company’s other subsidiaries.

These notes and preferred interests contain a feature considered an embedded derivative, which requires NRG to pay to Credit Suisse at maturity, either in cash or stock, the excess of NRG’s then current stock price over a Reference Price. This Reference Price is the price of NRG’s stock in excess of a compound annual growth rate, or CAGR, of 20% beyond the volume-weighted average share price of the stock at the time of repurchase. Although this feature is considered a derivative, it is exempt from derivative accounting under the guidance in paragraph 11(a) of SFAS 133, and will only be recognized upon settlement with a corresponding impact to Additional Paid-In Capital if settled in stock.

Notes — As of December 31, 2007, CSF I and CSF II issued a total of $249 million in notes in connection with Phase I of the Capital Allocation Program that mature in two tranches: $137 million in October 2008, plus accrued interest at an annual rate of 5.45%, and the balance of $112 million in October 2009, plus accrued interest at an annual rate of 6.11%.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Interests — As of December 31, 2007, total preferred interests issued and outstanding by CSF I and CSF II were approximately $84 million to Credit Suisse. These preferred interests are classified as a liability per SFAS 150, because they embody a fixed unconditional obligation that these two unrestricted subsidiaries must settle. The preferred interests also mature in two tranches: $53 million in October 2008, plus accrued interest at an annual rate of 12.65%, and $31 million in October 2009, plus accrued interest at an annual rate of 13.23%.

CSF I Extension — On February 27, 2008, the Company entered into an arrangement with Credit Suisse that allows the Company, at the Company’s option and subject to customary closing conditions, to extend the $220 million notes and preferred interest maturities of CSF I from October 2008 to June 2010. In addition, the previous settlement date for any share price appreciation beyond a 20% compound annual growth rate since the original date of purchase by CSF I, may be extended 30 days to early December 2008. As part of this extension arrangement, the Company intends to contribute to CSF I additional collateral in the form of treasury shares to maintain a blended interest rate of CSF I facility of approximately 7.5%. The Company expects to implement this extension arrangement by March 17, 2008.

Project Financings

The following are descriptions of certain indebtedness of NRG’s project subsidiaries that remain outstanding as of December 31, 2007. The indebtedness described below is non-recourse to NRG, unless otherwise noted.

Peakers

In June 2002, NRG Peaker Financing LLC, or Peakers, an indirect wholly-owned subsidiary, issued $325 million in floating rate bonds due June 2019. Peakers subsequently swapped such floating rate debt for fixed rate debt at an all-in cost of 6.67% per annum. Principal, interest, and swap payments are guaranteed by XL Capital Assurance, through a financial guaranty insurance policy. These notes are also secured by, among other things, substantially all of the assets of and membership interests in Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Sterlington Power LLC, NRG Rockford LLC, NRG Rockford II LLC, and NRG Rockford Equipment LLC. As of December 31, 2007, approximately $279 million in principal remained outstanding on these bonds. Upon emergence from bankruptcy, NRG issued a $36 million letter of credit to the Peakers’ Collateral Agent. The letter of credit may be drawn if the project is unable to meet principal or interest payments. There are no provisions requiring NRG to replenish the letter of credit if it is drawn.

NRG Thermal

NRG owns and operates its thermal business through a wholly-owned subsidiary holding company, NRG Thermal LLC, or NRG Thermal. In August 1993, the predecessor entity to NRG Thermal’s largest subsidiary, NRG Energy Center Minneapolis LLC, or NRG Thermal Minneapolis, issued $84 million of 7.31% senior secured notes due June 2013, of which approximately $36 million remained outstanding as of December 31, 2007. In July 2002, NRG Thermal Minneapolis issued an additional $55 million of 7.25% Series A notes due August 2017, of which approximately $42 million remained outstanding as of December 31, 2007, and $20 million of 7.12% Series B notes due August 2017, of which approximately $15 million remained outstanding as of December 31, 2007. This indebtedness is secured by substantially all of the assets of NRG Thermal Minneapolis. NRG Thermal has guaranteed the indebtedness, and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal’s subsidiaries.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Related to Discontinued Operations

As discussed in Note 3, Discontinued Operations, Business Acquisitions and Dispositions, on December 18, 2007, NRG entered into a sale and purchase agreement to sell its interest in ITISA, and consequently all ITISA debt, approximately $60 million at December 31, 2007, has been classified as discontinued operations.

Capital Leases

Saale Energie GmbH

Saale Energie GmbH, or SEG, an NRG wholly-owned subsidiary, has a 41.9% participation in the Schkopau Power Plant, or Schkopau, through NRG’s interest in the Kraftwerke Schkopau GbR, or KSGbR, partnership. Under the terms of a Use and Benefit Fee Agreement, SEG and the other partner to the project, E.ON Kraftwerke GmbH, are required to fund debt service and certain other costs resulting from the construction and financing of Schkopau. The Use and Benefit Fee Agreement is treated as a capital lease under U.S. GAAP. Calls for funds are made to the partners based on their participation interest as cash is needed. The KSGbR issued debt to fund Schkopau pursuant to multiple facilities totaling approximately €785 million (approximately $1.1 billion). As of December 31, 2007, approximately €239 million (approximately $349 million) remained outstanding at Schkopau. Interests on the individual loans accrue at fixed rates averaging 5.47% per annum, with maturities occurring between 2008 and 2015. The lenders to the project rely almost exclusively on the creditworthiness of E.ON Kraftwerke GmbH. SEG remains liable to the lenders as a partner in KSGbR, but there is no recourse to NRG. As of December 31, 2007, the capital lease obligation at SEG was approximately $181 million.

Consolidated Annual Maturities and Future Minimum Lease Payments

Annual payments based on the maturities of NRG’s long-term debt and capital leases for the years ending after December 31, 2007 are as follows:

(In millions)

2008	$472
2009	226
2010	75
2011	70
2012	71
Thereafter	7,488

Total	$8,402

NRG’s future minimum lease payments for capital leases included above as of December 31, 2007 are as follows:

(In millions)

2008	$93
2009	42
2010	24
2011	15
2012	13
Thereafter	203

Total minimum obligations	390
Interest	209

Present value of minimum obligations	181
Current portion	75

Long-term obligations	$106

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Benefit Plans and Other Postretirement Benefits

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

NRG sponsors and operates three defined benefit pension and other postretirement plans. The NRG Plan for Bargained Employees and the NRG Plan for Non-bargained Employees are maintained solely for eligible legacy NRG participants. A third plan, the Texas Genco Retirement Plan, is maintained for participation solely by eligible Texas based employees. NRG expects to contribute approximately $87 million to the Company’s three pension plans in 2008.

NRG Plans for Bargained and Non-bargained Employees —  Substantially all employees hired prior to December 5, 2003 were eligible to participate in NRG’s legacy defined benefit pension plans. The Company initiated a noncontributory, defined benefit pension plan effective January 1, 2004, with credit for service from December 5, 2003. In addition, the Company provides postretirement health and welfare benefits for certain groups of employees. Generally, these are groups that were acquired prior to 2004 and for whom prior benefits are being continued (at least for a certain period of time or as required by union contracts). Cost sharing provisions vary by acquisition group and terms of any applicable collective bargaining agreements.

Texas Genco Retirement Plan — The Texas region’s pension plan is a noncontributory defined benefit pension plan that provides a final average pay benefit or cash balance benefit, where the participant receives the more favorable of the two formulas, based on all years of service. In addition, employees who were hired prior to 1999 are also eligible for grandfathered benefits under a final average pay formula. In most cases, the benefits under the grandfathered formula will be frozen on December 31, 2008. NRG’s Texas region employees are also covered under an unfunded postretirement health and welfare plan. Each year, employees receive a fixed credit of $750 to their account plus interest. Certain grandfathered employees will receive additional credits through 2008. At retirement, the employees may use their accounts to purchase retiree medical and dental benefits from NRG. NRG’s costs are limited to the amounts earned in the employee’s account; all other costs are paid by the participant.

NRG Defined Benefit Plans

The net annual periodic pension cost related to NRG domestic pension and other postretirement benefit plans include the following components:

	Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Service cost benefits earned	$15	$17	$11
Interest cost on benefit obligation	17	15	4
Expected return on plan assets	(11)	(7)	—

Net periodic benefit cost	$21	$25	$15

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Service cost benefits earned	$2	$3	$2
Interest cost on benefit obligation	5	4	3

Net periodic benefit cost	$7	$7	$5

A comparison of the pension benefit obligation, other post retirement benefit obligations, and related plan assets as of December 31, 2007 and 2006 for NRG’s plans on a combined basis is as follows:

	Pension Benefits		Other Postretirement Benefits
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(In millions)

Benefit obligation at January 1	$294	$318	$80	$80
Service cost	15	17	2	3
Interest cost	17	15	5	4
Plan amendments	(4)	—	—	—
Actuarial (gain)/loss	(13)	(29)	(2)	(6)
Benefit payments	(19)	(27)	(2)	(1)

Benefit obligation at December 31	$290	$294	$83	$80

Fair value of plan assets at January 1	123	86	—	—
Actual return on plan assets	7	14	—	—
Employer contributions	58	51	1	1
Benefit payments	(20)	(28)	(1)	(1)

Fair value of plan assets at December 31	$168	$123	$—	$—

Funded status at December 31 — excess of obligation over assets	$(122)	$(171)	$(83)	$(80)

Amounts recognized in NRG’s balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
(In millions)

Assets	$—	$—	$—	$—
Current liabilities	—	—	—	—
Non-current liabilities	122	171	83	80

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in NRG’s accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(In millions)

Unrecognized (gain)/loss	$(36)	$(27)	$1	$1
Prior service credit	$(3)	$—	$—	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
As of December 31,	2007
	(In millions)

Net gain	$(8)	$(2)
Prior service credit	$(4)	$—

Total recognized in other comprehensive income	$(12)	$(2)

Total recognized in net periodic pension cost and other comprehensive income	$9	$5

The Company’s estimated net gain for NRG’s domestic pension plan that will be amortized from the accumulated other comprehensive income to net periodic cost over the next fiscal year is $1 million.

The following table presents the balances of significant components of NRG’s domestic pension plan:

	Pension Benefits
	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

Projected benefit obligation	$290	$294
Accumulated benefit obligation	236	226
Fair value of plan assets	168	123

The following table presents the significant assumptions used to calculate NRG’s benefit obligations:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions	2007	2006	2007	2006

Discount rate	6.56%	5.92%	6.56%	5.92%
Rate of compensation increase	4.00-4.50%	4.00-4.50%
Health care trend rate	—	—	9.5% grading to 5.5% in 2016	10.5% grading to 5.5% in 2012

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the significant assumptions used to calculate NRG’s benefit expense:

	As of December 31,
	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions	2007	2006	2005	2007	2006	2005

Discount rate	5.92%	5.50%	5.75%	5.92%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.00-4.50%	4.00-4.50%	4.00-4.50%	—	—	—
Health care trend rate	—	—	—	10.5% grading	11.5% grading	9% grading
				to 5.5% in 2012	to 5.5% in 2012	to 5.5% in 2012

NRG uses December 31 of each respective year as the measurement date for the Company’s pension and other postretirement benefit plans. The Company sets the discount rate assumptions on an annual basis for each of NRG’s retirement related benefit plans at their respective measurement date. This rate is determined by NRG’s Investment Committee based on information provided by the Company’s actuary. The discount rate assumptions reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The discount rate assumptions used to determine future pension obligations as of December 31, 2007 and 2006 were based on the Hewitt Yield Curve, or HYC, which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HYC is a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Prior to using the HYC rates, the discount rate assumptions for pension expense in 2006 and 2005 were based on investment yields available on AA rated long-term corporate bonds.

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

NRG’s pension plan assets weighted average allocation as of December 31, 2007 and 2006 were as follows:

	As of	As of
	December 31,	December 31,
	2007	2006

US Equity	50-55%	55%
International Equity	15%	17%
US Fixed Income	30-35%	28%

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NRG’s expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

		Other Postretirement Benefit
	Pension		Medicare Prescription
	Benefit Payments	Benefit Payments	Drug Reimbursements
	(In millions)

2008	$13	$2	$—
2009	14	2	—
2010	16	3	—
2011	17	3	—
2012	19	4	—
2013-2017	$126	$25	$1

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In millions)

Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	7	(5)

STP Defined Benefit Plans

NRG has a 44% undivided ownership interest in STP, as discussed further in Note 26, Jointly Owned Plants. STPNOC, who operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. For the period ending December 31, 2007 and 2006, NRG reimbursed STPNOC approximately $12 million and $4 million, respectively, towards its defined benefit plans. In 2008, NRG expects to reimburse STPNOC approximately $6 million for its contributions towards the plans.

The Company has recognized the following in its statement of financial position and accumulated other comprehensive income related to its 44% interest in STP:

	Pension Benefits		Other Postretirement Benefits
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(In millions)

Funded status — STPNOC benefit plans	$(20)	$(27)	$(22)	$(16)
Net periodic pension costs	4	5	3	3
Other changes in plan assets and benefit obligations recognized in other comprehensive income	$4	$1	$4	$—

Defined Contribution Plans

NRG’s employees have also been eligible to participate in defined contribution 401(K) plans. The Company’s contributions to these plans were approximately $16 million, $15 million, and $5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The following table reflects the changes in NRG’s common stock issued and outstanding for the year ended December 31, 2007 and 2006:

	Authorized	Issued	Treasury	Outstanding

Balance as of December 31, 2005	500,000,000	200,097,352	(38,693,576)	161,403,776
Shares issued January 2006	—	41,710,114	—	41,710,114
Acquisition of Texas Genco LLC	—	32,119,008	38,693,576	70,812,584
Capital Allocation Program — Phase I and II during 2006	—	—	(29,601,162)	(29,601,162)
Shares issued from LTIP through December 31, 2006	—	321,790	—	321,790

Balance as of December 31, 2006	500,000,000	274,248,264	(29,601,162)	244,647,102
Capital Allocation Program — Phase II during 2007	—	—	(7,006,700)	(7,006,700)
Additional Share Repurchases — December 2007	—	—	(2,037,700)	(2,037,700)
Shares issued from LTIP through December 31, 2007	—	1,132,227	—	1,132,227
Retirement of shares through December 31, 2007	—	(14,094,962)	14,094,962	—

Balance as of December 31, 2007	500,000,000	261,285,529	(24,550,600)	236,734,929

Common Stock

NRG’s authorized common stock consists of 500 million shares of NRG stock. Common stock issued as of December 31, 2007 and 2006 was 261,285,529 and 274,248,264 shares, respectively, at a par value of $0.01 per share. Common stock issued and outstanding as of December 31, 2007 and 2006 were 236,734,929 and 244,647,102, respectively.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes NRG’s common stock reserved for the maximum number of shares potentially issuable based on the conversion and redemption features of outstanding equity instruments and the long term incentive plan as of December 31, 2007:

Common Stock
Equity Instrument	Reserve Balance

4% Convertible perpetual preferred	26,151,972
3.625% Redeemable perpetual preferred	16,000,000
5.75% Mandatory convertible preferred	20,520,000
Long term incentive plan	14,565,741

Total	77,237,713

Treasury Stock

As of December 31, 2007 and 2006, NRG had repurchased 24,550,600 shares and 29,601,162 shares, respectively at a cost of approximately $638 million and $732 million, respectively, of the Company’s common stock.

In 2006, NRG initiated a Capital Allocation Program to be executed in two phases. Phase I, completed in the fourth quarter 2006, resulted in the repurchase of 21,175,400 shares of the Company’s common stock for approximately $500 million. Phase II, also a $500 million share buyback program, began in the fourth quarter 2006 with the repurchase of 8,425,762 shares of NRG common stock for approximately $232 million. NRG completed Phase II in the third quarter 2007. The Company has thus repurchased 7,006,700 shares of NRG common stock for approximately $268 million relating to Phase II of the Capital Allocation Program for the year ended December 31, 2007.

In December 2007, the Company repurchased 2,037,700 shares of NRG common stock for approximately $85 million. In January 2008, the Company repurchased an additional 344,000 shares of NRG common stock for approximately $15 million.

Retirement of Treasury Stock

On May 22, 2007, NRG retired 14,094,962 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $447 million. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Preferred Stock

As of December 31, 2007, the Company had 10,000,000 shares of preferred stock authorized. As of December 31, 2007, the Company’s preferred stock consisted of three series, the 5.75% Mandatory Convertible Preferred Stock, or 5.75% Preferred Stock, the 4% Convertible Perpetual Preferred Stock, or 4% Preferred Stock, and the 3.625% Convertible Perpetual Preferred Stock, which is treated as Redeemable Preferred Stock, or 3.625% Preferred Stock.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

automatically convert into common stock on March 16, 2009, or the Conversion Date, at a rate that is dependent upon the applicable market value of NRG’s common stock.

Included in the agreement is a call option which allows that at any time prior to March 16, 2009, should the price of NRG’s common stock exceed $45.375, for at least 20 trading days within a period of 30 consecutive trading days, NRG may elect to cause the conversion of all, but not less than all, of its 5.75% Preferred Stock outstanding at the minimum conversion rate of 8.2712 shares of the Company’s common stock for each share of the 5.75% Preferred Stock. However, NRG can cause conversion only if it pays the holders in cash an amount equal to any accrued, accumulated and unpaid dividends on the outstanding 5.75% Preferred Stock declared and not declared plus the present value of all remaining future dividends through March 16, 2009.

Also included is an early conversion feature by the holders which is contingent upon a cash acquisition of NRG on or prior to March 16, 2009. This feature requires paying converting holders an amount equal to the sum of any accumulated and unpaid dividends, the present value of all remaining dividend payments through and including March 16, 2009, and a specified conversion rate determined by reference to the price per share of the Company’s common stock paid in such acquisition for each share of the outstanding 5.75% Preferred Stock. However, should such a transaction be consummated by a public acquirer, in lieu of providing for conversion and paying the dividend amount, the Company may adjust its conversion obligation such that upon conversion of the outstanding 5.75% Preferred Stock, NRG will deliver the acquirer’s common stock.

The following table illustrates the conversion rate per share of the 5.75% Preferred Stock:

Applicable Market Value on Conversion Date	Conversion Rate

equal to or greater than $30.23	8.2712
less than $30.23 but greater than $24.38	8.2712 to 10.2564
less than or equal to $24.38	10.2564

4% Preferred Stock

As of December 31, 2007 and 2006, 420,000 shares of the Company’s 4% Preferred Stock were issued and outstanding at a liquidation value, net of issuance costs, of $406 million. Holders of the 4% Preferred Stock are entitled to receive, when declared by NRG’s Board of Directors, cash dividends at the rate of 4% per annum, or $40.00 per share per year, payable quarterly in arrears commencing on March 15, 2005. The 4% Preferred Stock is convertible, at the option of the holder, at any time into shares of NRG’s common stock at an initial conversion price of $20.00 per share. On or after December 20, 2009, NRG may redeem, subject to certain limitations, some or all of the 4% Preferred Stock with cash at a redemption price equal to 100% of the liquidation preference, plus accumulated but unpaid dividends, including liquidated damages, if any, to the redemption date.

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

Redeemable Preferred Stock

3.625% Preferred Stock

On August 11, 2005, NRG issued 250,000 shares of 3.625% Preferred Stock, which is treated as Redeemable Preferred Stock, to Credit Suisse in a private placement. As of December 31, 2007, 250,000 shares of the 3.625% Preferred Stock were issued and outstanding at a liquidation value, net of issuance costs, of $247 million. The 3.625% Preferred Stock amount is located after the Liabilities but before the Stockholders’ Equity section on the Balance Sheet, due to the fact that the preferred shares can be redeemed in cash by the shareholder.

The 3.625% Preferred Stock has a liquidation preference of $1,000 per share. Holders of the 3.625% Preferred Stock are entitled to receive, out of legally available funds, cash dividends at the rate of 3.625% per annum, or $36.25 per share per year, payable in cash quarterly in arrears commencing on December 15, 2005. Each share of the 3.625% Preferred Stock is convertible during the 90-day period beginning August 11, 2015 at the option of NRG or the holder. Holders tendering the 3.625% Preferred Stock for conversion shall be entitled to receive, for each share of 3.625% Preferred Stock converted, $1,000 in cash and a number of shares of NRG common stock equal to the product of (a) the greater of (i) the difference between the average closing share price of NRG common stock on each of the 20 consecutive scheduled trading days starting on the date 30 exchange business days immediately prior to the conversion date, or the Market Price, and $29.54 and (ii) zero, times (b) 50.77. The number of NRG common stock to be delivered under the conversion feature is limited to 16,000,000 shares. If upon conversion, the Market Price is less than $19.69, then the Holder will deliver to NRG cash or a number of shares of NRG common stock equal in value to the product of (i) $19.69 minus the Market Price, times (ii) 50.77. NRG may elect to make a cash payment in lieu of delivering shares of NRG common stock in connection with such conversion, and NRG may elect to receive cash in lieu of shares of common stock, if any, from the Holder in connection with such conversion. If a fundamental change occurs, the holders will have the right to require NRG to repurchase all or a portion of the 3.625% Preferred Stock for a period of time after the fundamental change at a purchase price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends. The 3.625% Preferred Stock is senior to all classes of common stock, on a parity with the Company’s 4% Preferred Stock, and junior to all of the Company’s existing and future debt obligations and all of NRG subsidiaries’ existing and future liabilities and capital stock held by persons other than NRG or its subsidiaries.

Note 14 — Investments Accounted for by the Equity Method

NRG accounts for the company’s significant investments using the equity method of accounting. NRG’s carrying value of equity investments can be impacted by impairments, unrealized gains and losses on derivatives and movements in foreign currency exchange rates, as well as other adjustments.

The following table summarizes NRG’s significant equity method investments, which were in operation as of December 31, 2007:

		Economic
Name	Geographic Area	Interest

MIBRAG	Germany	50.0%
Saguaro Power Company, or Saguaro	USA	50.0%
Gladstone Power Station, or Gladstone	Australia	37.5%

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for investments in unconsolidated affiliates accounted for under the equity method for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Summarized Statements of Operations
Operating revenues	$871	$910	$1,300
Costs and expenses	748	770	1,107

Net income	123	140	193

Summarized Balance Sheets
Current assets	268	223
Non-current assets	1,808	1,697

Total assets	2,076	1,920

Current liabilities	88	53
Non-current liabilities	950	1,021
Equity	1,038	846

Total liabilities and equity	2,076	1,920

NRG’s share of equity and net income
NRG’s share of equity	425	344
NRG’s share of net income	$54	$60	$104

MIBRAG — NRG owns a 50% interest in MIBRAG.  Located near Leipzig, Germany, MIBRAG owns and manages a coal mining operation, three lignite fueled power generation facilities and other related businesses. Approximately 40% of the power generated by MIBRAG is used to support its mining operations, with the remainder sold to a German utility company. A portion of the coal from MIBRAG’s mining operation is used to fuel the power generation facilities, but a majority of the mined coal is sold primarily to two major customers, including Schkopau, an affiliate of NRG. A significant portion of MIBRAG’s sales are made pursuant to long-term coal and energy supply contracts. For the years ended December 31, 2007, 2006 and 2005, NRG’s equity earnings from MIBRAG were approximately $36 million, $30 million and $26 million, respectively.

As discussed in Note 2, Summary of Significant Accounting Policies, the Company’s MIBRAG equity investment was negatively affected by the adoption of EITF 04-6. Upon adoption of EITF 04-6 on January 1, 2006, NRG’s investment in MIBRAG was reduced by approximately $93 million, with an offsetting charge to retained earnings.

Saguaro Power Company — NRG owns a 50% interest in the Saguaro plant, a cogeneration plant with dual-fuel capability, natural gas and oil. For the year ended December 31, 2007, NRG’s equity loss from Saguaro was $3 million and a loss of approximately $1 million for the year ended December 31, 2006. NRG had no equity earnings in 2005 from Saguaro. However, at the end of 2005, NRG determined that it had a permanent decline in value of its 50% interest and recorded a write down of the Company’s equity investment in Saguaro by approximately $27 million.

Gladstone — NRG owns a 37.5% interest in Gladstone, an unincorporated joint venture, or UJV, which operates a 1,613 megawatt coal-fueled power generation facility in Queensland, Australia. The power generation facility is managed by the joint venture participants and the facility is operated by NRG. Operating expenses incurred in connection with the operation of the facility are funded by each of the participants in proportion to their ownership interests. Coal is sourced from a mining operation owned and operated by certain joint venture partners

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other investors under a long-term supply agreement. NRG and the joint venture participants receive a majority of their respective share of revenues directly from customers and are directly responsible and liable for project-related debt, all in proportion to the ownership interests in the UJV. Power generated by the facility is primarily sold to an adjacent aluminum smelter, with excess power sold on the national market. For the years ended December 31, 2007, 2006 and 2005, NRG’s equity earnings from Gladstone were approximately $21 million, $25 million and $24 million, respectively.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005	Segment
	(In millions)

Powersmith Cogeneration	$1	$—	$—	Corporate
Latin American Funds	—	3	—	International
James River Power LLC	—	(6)	—	Corporate
Cadillac	—	11	—	Corporate
Saguaro	—	—	(27)	West
Rocky Road	—	—	(20)	Corporate
Kendall	—	—	4	Corporate
Enfield	—	—	12	International

Total write downs and gains/(losses) on sales of equity method investments	$1	$8	$(31)

Latin American Funds — On June 30, 2006, NRG, through its wholly-owned entities NRG Caymans-C and NRG Caymans-P, completed the sale of the entities remaining interests in various Latin American power funds to a subsidiary of Australia Post. Total proceeds received were approximately $23 million and a pre-tax gain of approximately $3 million was recognized in the second quarter 2006.

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

Dilutive effect for other equity instruments — NRG’s outstanding 4% Preferred Stock and 5.75% Preferred Stock are not considered outstanding for purposes of computing basic earnings per share. However, these instruments are considered for inclusion in the denominator for purposes of computing diluted earnings per share under the if-converted method. The Company’s 3.625% Preferred Stock and preferred interests and notes issued by CSF I and CSF II include conversion features that, if dilutive, are calculated using the if-converted method as well.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of NRG’s basic earnings per common share to diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 is shown in the following table:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Basic earnings per share
Numerator:
Income from continuing operations	$569	$543	$68
Deduct preferred stock dividends	(55)	(52)	(20)

Income available to common stockholders from continuing operations	514	491	48
Discontinued operations, net of tax	17	78	16

Net income available to common stockholders	$531	$569	$64
Denominator:
Weighted average number of common shares outstanding	240.2	258.0	169.2
Basic earnings per share:
Income from continuing operations	$2.14	$1.90	$0.28
Discontinued operations, net of tax	0.07	0.31	0.10

Net income	$2.21	$2.21	$0.38

Diluted earnings per share
Numerator:
Income available to common stockholders from continuing operations	514	491	48
Add preferred stock dividends for dilutive preferred stock	46	43	—

Adjusted income from continuing operations	560	534	48
Discontinued operations, net of tax	17	78	16

Net income available to common stockholders	$577	$612	$64
Denominator:
Weighted average number of common shares outstanding	240.2	258.0	169.2
Incremental shares attributable to the issuance of stock-based compensation (treasury stock method)	3.8	2.8	1.4
Incremental shares attributable to embedded derivatives of certain financial instruments (if-converted method)	6.0	—	—
Incremental shares attributable to the assumed conversion features of outstanding preferred stock (if-converted method)	37.5	39.8	—

Total dilutive shares	287.5	300.6	170.6
Diluted earnings per share:
Income from continuing operations	$1.95	$1.78	$0.28
Discontinued operations, net of tax	0.06	0.26	0.10

Net income	$2.01	$2.04	$0.38

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions of shares)

Equity compensation — NQSO’s and PU’s	0.1	0.7	0.4
Convertible preferred stock	—	—	21.0
Embedded derivative of 3.625% redeemable perpetual preferred stock	12.2	16.0	16.0
Embedded derivative of preferred interests and notes issued by CSF I and CSF II	16.1	18.3	—

Total	28.4	35.0	37.4

Note 17 — Segment Reporting

NRG’s segment structure reflects core areas of operation which are primarily the geographic regions of the Company’s wholesale power generation, thermal and chilled water business, and corporate activities. Within NRG’s wholesale power generation operations, there are distinct components with separate operating results and management structures for the following regions: Texas, Northeast, South Central, West and International.

The following table summarizes customers from whom NRG derived more than 10% of the Company’s consolidated revenues for the years ended December 31, 2007, 2006 and 2005:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Customer A — Northeast region	—%	10%	40%
Customer B — Northeast region	—	—	17
Customer C — Texas region	27	—	—

Total	27%	10%	57%

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Wholesale Power Generation
			South
	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total
	(In millions)

Operating revenues	$3,287	$1,605	$658	$127	$140	$159	$30	$(17)	$5,989
Operating expenses	1,849	1,045	533	85	112	125	47	(8)	3,788
Depreciation and amortization	469	102	68	3	—	11	5	—	658
Gain/(loss) on sale of assets	—	—	—	—	—	18	(1)	—	17

Operating income/(loss)	969	458	57	39	28	41	(23)	(9)	1,560
Equity in earnings/(loss) of unconsolidated affiliates	—	—	—	(3)	57	—	—	—	54
Write downs and gain on sales of equity method investments	—	—	—	—	—	—	1	—	1
Other income, net	7	—	—	—	8	1	58	(19)	55
Refinancing expenses	—	—	—	—	—	—	(35)	—	(35)
Interest expense	(164)	(57)	(53)	—	(5)	(6)	(423)	19	(689)

Income/(loss) from continuing operations before income taxes	812	401	4	36	88	36	(422)	(9)	946
Income tax expense/(benefit)	327	—	—	—	(12)	—	62	—	377
Income/(loss) from continuing operations	485	401	4	36	100	36	(484)	(9)	569
Income on discontinued operations, net of income taxes	—	—	—	—	17	—	—	—	17

Net income/(loss)	$485	$401	$4	$36	$117	$36	$(484)	$(9)	$586
Balance sheet
Equity investments in affiliates	—	1	—	27	397	—	—	—	425
Capital expenditures	190	106	30	80	—	6	69	—	481
Goodwill	1,781	—	—	—	—	—	5	—	1,786
Total assets	$12,165	$1,572	$995	$246	$1,169	$211	$12,847	$(9,931)	$19,274

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Wholesale Power Generation
			South
	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total
	(In millions)

Operating revenues	$3,088	$1,543	$570	$146	$135	$152	$12	$(61)	$5,585
Operating expenses	1,794	993	397	135	110	121	30	(3)	3,577
Depreciation and amortization	413	89	68	3	—	12	5	—	590

Operating income/(loss)	881	461	105	8	25	19	(23)	(58)	1,418
Equity in earnings of unconsolidated affiliates	—	—	—	1	57	—	2	—	60
Write downs and gain on sales of equity method investments	—	—	—	—	3	—	5	—	8
Other income, net	9	6	—	1	7	1	152	(20)	156
Refinancing expenses	—	—	—	—	—	—	(187)	—	(187)
Interest expense	(138)	(63)	(57)	—	(1)	(7)	(344)	20	(590)

Income/(loss) from continuing operations before income taxes	752	404	48	10	91	13	(395)	(58)	865
Income tax expense/(benefit)	23	—	—	(2)	23	—	278	—	322

Income/(loss) from continuing operations	729	404	48	12	68	13	(673)	(58)	543
Income on discontinued operations, net of income taxes	—	—	—	—	61	—	17	—	78

Net income/(loss)	$729	$404	$48	$12	$129	$13	$(656)	$(58)	$621

Balance sheet
Equity investments in affiliates	—	1	—	29	312	—	2	—	344
Capital expenditures	125	49	11	7	5	12	12	—	221
Goodwill	1,782	—	—	—	—	—	7	—	1,789
Total assets	$12,980	$1,583	$1,029	$176	$1,293	$251	$12,608	$(10,484)	$19,436

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Wholesale Power Generation
		South
	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total
	(In millions)

Operating revenues	$1,554	$560	$4	$135	$150	$6	$(9)	$2,400
Operating expenses	1,262	485	9	107	118	35	(11)	2,005
Depreciation and amortization	74	67	1	—	11	5	—	158
Corporate relocation charges	—	—	—	—	—	6	—	6
Restructuring and impairment charges	—	—	—	—	—	6	—	6

Operating income/(loss)	218	8	(6)	28	21	(46)	2	225
Equity in earnings of unconsolidated affiliates	—	—	22	69	—	13	—	104
Write downs and gain/(loss) on sales of equity method investments	—	—	(27)	12	—	(16)	—	(31)
Other income, net	4	—	1	17	2	51	(21)	54
Refinancing expenses	—	—	—	—	—	(65)	—	(65)
Interest expense	—	(27)	—	(1)	(8)	(162)	21	(177)

Income/(loss) from continuing operations before income taxes	222	(19)	(10)	125	15	(225)	2	110
Income tax expense	—	—	—	21	4	17	—	42

Income/(loss) from continuing operations	222	(19)	(10)	104	11	(242)	2	68
Income on discontinued operations, net of income taxes	—	—	—	2	4	10	—	16

Net income/(loss)	$222	$(19)	$(10)	$106	$15	$(232)	$2	$84

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Income Taxes

The income tax provision from continuing operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Current
U.S	$(7)	$(27)	$19
Foreign	20	19	15

	13	(8)	34
Deferred
U.S	394	326	2
Foreign	(30)	4	6

	364	330	8

Total income tax	$377	$322	$42

Effective tax rate	39.9%	37.2%	38.2%

The following represents the domestic and foreign components of income from continuing operations before income tax expense for the years ended December 31, 2007, 2006 and 2005:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

U.S.	$860	$767	$(11)
Foreign	86	98	121

Total	$946	$865	$110

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory rate of 35% to NRG’s effective rate from continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions, except percentages)

Income from continuing operations before income taxes	$946	$865	$110

Tax at 35%	331	303	39
State taxes, net of federal benefit	46	34	(1)
Foreign operations	(13)	(21)	(18)
2005 Section 965 taxable dividend	—	—	5
Subpart F taxable income	—	11	19
Valuation allowance, including change in state effective rate	6	(10)	22
Change in state effective tax rate	—	21	(22)
Claimant reserve settlements	—	(28)	—
Change in local German effective tax rates	(29)	—	—
Foreign dividends	26	1	—
Non-deductible interest	10	3	—
Permanent differences, reserves, other	—	8	(2)

Income tax expense	$377	$322	$42

Effective income tax rate	39.9%	37.2%	38.2%

The effective income tax rate for the year ended December 31, 2007 differs from the U.S. statutory rate of 35% primarily due to a taxable dividend from foreign operations and non-deductible interest, offset by earnings in foreign jurisdictions taxed at rates lower than the U.S. statutory rate including the impact of a law change that reduced the German tax rate.

For the year ended December 31, 2007, NRG’s state effective income tax rate has remained at 7%, which is consistent with its 2006 rate. For the year ended December 31, 2006, the Company decreased the estimated state effective income tax rate to 7% from the prior year state income tax rate of 9%. This decrease was due to the acquisition of Texas Genco LLC, which operates in the state of Texas where there was no state income tax as of December 31, 2006. A decrease to the net deferred tax asset balance of approximately $24 million, of which $21 million is derived from continuing operations and $3 million is from discontinued operations, has been recorded for this change during 2006. In addition, a reduction of $22 million, of which $19 million is generated from continuing operations and $3 million is from discontinued operations, reflected in our domestic valuation allowance, was recorded due to a change in our estimated state effective income tax rate during 2006.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The temporary differences, which gave rise to the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006, consisted of the following:

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

Deferred tax liabilities:
Discount/premium on notes	$23	$25
Emissions allowances	109	83
Difference between book and tax basis of property	1,568	1,579
Derivative asset, net	—	216
Goodwill	45	51
Investment in projects	6	—

Total deferred tax liabilities	1,751	1,954
Deferred tax assets:
Deferred compensation, pension, accrued vacation and other reserves	129	133
Derivative liability, net	125	—
Differences between book and tax basis of contracts	577	890
Non-depreciable property	19	21
Intangibles amortization (excluding goodwill)	152	145
Equity compensation	15	16
Claimants reserve	7	8
U.S. net operating loss carry forwards	—	27
U.S. capital loss carryforwards	439	485
Foreign net operating loss carryforwards	80	74
Foreign capital loss carryforwards	1	—
Investments in projects	—	6
Deferred financing costs	12	—
Other	15	12

Total deferred tax assets	1,571	1,817
Valuation allowance	(539)	(581)

Net deferred tax assets	1,032	1,236

Net deferred tax liability	$719	$718

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes NRG’s net deferred tax position as of December 31, 2007 and 2006:

	As of	As of
	December 31,	December 31,
	2007	2006
	(In millions)

Current deferred tax asset	$124	$—
Current deferred tax liability	—	164
Non-current deferred tax liability	843	554

Net deferred tax liability	$719	$718

The effective income tax rate for the year ended December 31, 2007 differs from the U.S. statutory rate of 35% due to a taxable dividend from foreign operations and non-deductible interest, offset by earnings in foreign jurisdictions that are taxed at rates lower than the U.S. statutory rate including the impact of a law change that reduced the German tax rate. For the year ended December 31, 2006, the effective tax rate differs from the U.S. statutory rate of 35% due to settlements paid from a claimant reserve established at bankruptcy as well as earnings in foreign jurisdictions that are taxed at rates lower than the U.S. statutory rate.

Deferred tax assets and valuation allowance

Net deferred tax balance — As of December 31, 2007, NRG recorded a net deferred tax liability of $180 million. Due to an assessment of positive and negative evidence, related to projected capital gains and available tax planning strategies, NRG believes that it is more likely than not that a benefit will not be realized on $539 million of tax assets, thus a valuation allowance has remained, resulting in a net deferred tax liability of $719 million. NRG believes it is more likely than not that future earnings will be sufficient to utilize the Company’s deferred tax assets, net of the existing valuation allowances at December 31, 2007.

NOL carryforwards — As of December 31, 2007, the Company had generated total domestic pretax book income of $860 million which fully utilized cumulative domestic net operating loss, or NOL, in the amount of $245 million. In addition, as of December 31, 2007, NRG has cumulative foreign NOL carryforwards of $288 million of which $72 million will expire starting 2011 through 2016 and of which $216 million do not have an expiration date.

Valuation allowance — As of December 31, 2007, the Company’s valuation allowance and other deferred tax items were reduced as a result of the reduction in NRG’s net deferred tax assets. In accordance with SOP 90-7, these movements resulted in an increase in Additional Paid in Capital of approximately $56 million.

As of December 31, 2006, these movements resulted in the reduction of intangibles by $241 million, an increase in Additional Paid in Capital of $17 million and reduced tax expense by approximately $22 million (of which $3 million was reflected in discontinued operations).

Any future reductions to valuation allowance will be recorded to Additional Paid-in-Capital with the exception of $14 million which will be recorded to income tax expense.

APB Opinion 23

To the extent that NRG does not provide deferred income taxes for unremitted earnings, it is management’s intent to permanently reinvest those earnings overseas in accordance with APB Opinion No. 23 Accounting for Income Taxes-Special Areas, or APB 23. If NRG does not permanently reinvest earnings then deferred taxes of approximately $39 million would be recognized for the cumulative translation adjustment as of December 31, 2007.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repatriation of foreign funds pursuant to the American Jobs Creation Act of 2004

Pursuant to the Jobs Act, during 2005, NRG elected to deduct 85% of certain eligible dividends received from non-U.S. subsidiaries from its taxable income before the end of 2005 as those dividends were reinvested in the U.S. for eligible purposes. NRG repatriated approximately $298 million of accumulated foreign earnings. Only a portion of this amount represents the cumulative earnings and profits which resulted in approximately $5 million of tax expense. The remaining amounts transferred are considered a return of capital.

Tax Holidays

During 2005, the “Amazon Development Agency” granted an income tax holiday to our subsidiary ITISA pertaining to the local tax liability resulting from ITISA’s operating income for Brazilian tax purposes, applicable retroactively to January 1, 2005. The tax holiday program reduced the effective income tax rate to 15.25% from a statutory income tax rate of 34% resulting in a decrease in tax expense, recognized within discontinued operations, of approximately $5 and $3 million in 2007 and 2006 respectively. This tax holiday will expire in December 31, 2013.

Uncertain tax benefits

NRG has identified certain unrecognized tax benefits whose after-tax value was $683 million, of which $19 million would impact the Company’s effective tax rate if recognized. Of the $683 million in unrecognized tax benefits, $664 million relates to periods prior to the Company’s emergence from bankruptcy. In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and the application of fresh start accounting, recognition of previously unrecognized tax benefits existing pre-emergence would not impact the Company’s effective tax rate but would increase Additional Paid in Capital. As of December 31, 2007, NRG has recorded a $7 million non-current tax liability for unrecognized tax benefits. This amount was recorded after utilization in 2007 of the cumulative domestic NOL. In accordance with SFAS 141(R), any changes to our uncertain tax benefits occurring after 1/1/2009, will be credited to income tax expense rather than APIC.

NRG has accrued interest and penalties related to these unrecognized tax benefits of approximately $4 million as of the adoption of FIN 48 by the Company on January 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2007, the Company incurred an immaterial amount of interest and penalties related to its unrecognized tax benefits.

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

Sale of ITISA — On December 18, 2007, NRG entered into a sale and purchase agreement to sell 100% interest in Tosli, which holds all NRG’s interest in ITISA, to Brookfield Power Inc., a wholly-owned subsidiary of Brookfield Asset Management Inc., for a purchase price of approximately $288 million, plus the assumption of approximately $60 million in debt. The transaction, which is subject to the receipt of regulatory approval and other customary closing conditions, is expected to close during the first half of 2008. We expect a portion of this sale to result in capital gain, which will further reduce our uncertain tax benefits.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of
December 31,
2007
(In millions)

Balance as of January 1	$712
Increase due to current year positions	76
Decrease due to current year positions	(105)
Increase due to prior year positions	—
Decrease due to prior year positions	—
Decrease due to settlements and payments	—
Decrease due to statute expirations	—

Unrecognized tax benefits as of December 31	$683

German Tax Reform Act 2008

On July 6, 2007, the German government passed the Tax Reform Act of 2008, which reduces the German statutory and resulting effective tax rates on earnings from approximately 36% to approximately 27% effective January 1, 2008. Due to this reduction in the statutory and resulting effective tax rate in 2007, NRG recognized a $29 million tax benefit and as of December 31, 2007, NRG had a German net deferred tax liability of approximately $84 million which includes the impact of this tax rate change.

Note 19 — Stock-Based Compensation

In 2004, the FASB issued SFAS No. 123(R), a revision to SFAS 123, which required NRG to modify the recognition of expense for stock-based compensation in the statements of operations. NRG adopted the requirements of SFAS 123(R) effective January 1, 2006 using the modified prospective method. The provisions of SFAS 123(R) did not result in a significant change in NRG’s compensation expense because the Company previously recognized compensation expense in the statements of operations under SFAS 123. In accordance with SFAS 123(R), NRG estimated a forfeiture rate for each of the Company’s awards based on the number of instruments expected to vest rather than recording the actual forfeitures as they occur. The elimination of unearned compensation and amounts previously recognized in income related to the application of the new forfeiture rate to outstanding instruments as of January 1, 2006 were immaterial to NRG’s consolidated statements of operations.

Long-Term Incentive Plan, or LTIP

As of December 31, 2007, a total of 16,000,000 shares of NRG common stock were authorized for issuance under the LTIP, subject to adjustments in the event of a reorganization, recapitalization, stock split, reverse stock split, stock dividend, and a combination of shares, merger or similar change in NRG’s structure or outstanding shares of common stock. It is NRG’s policy to issue treasury shares upon exercise of a LTIP award. If there are no treasury shares available, new shares of common stock will be issued. There were 7,941,758 shares of common stock remaining available for grants under NRG’s LTIP as of December 31, 2007.

Non-Qualified Stock Options, or NQSO’s

NQSO’s granted under the LTIP typically have a three-year graded vesting schedule beginning on the grant date and become exercisable at the end of the requisite service period. As provided for by SFAS 123(R), for share options with graded vesting issued after January 1, 2006, NRG recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The maximum contractual term is ten years for approximately 1.3 million of NRG’s outstanding NQSO’s, and six years for the remaining 2.3 million NQSO’s.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s NQSO activity as of December 31, 2007 and changes during the year then ended:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(In millions)
		(In whole, except weighted average data)

Outstanding at December 31, 2006	3,411,072	$17.59
Granted	784,350	28.63
Forfeited	(180,673)	24.29
Exercised	(434,974)	15.09

Outstanding at December 31, 2007	3,579,775	$19.98	5	$84
Exercisable at December 31, 2007	1,917,722	$14.57	6	$55

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $8.28, $7.26 and $6.62, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $11 million and $1 million, respectively and cash received from the exercise of these options was $7 million and $1 million, respectively. There were no NQSO’s exercised during 2005.

The fair value of the Company’s NQSO’s is estimated on the date of grant using the Black-Scholes option-pricing model. Significant assumptions used in the fair value model for the years ended December 31, 2007, 2006 and 2005 with respect to the Company’s NQSO’s are summarized below:

	2007	2006	2005

Expected volatility	25.88%-27.28%	27.95%-29.64%	29.75%
Expected dividend yield	—	—	—
Expected term (in years)	4	4-6	5
Risk free rate	4.58%-4.68%	4.30%-5.05%	4.16%

For 2005 and 2006, expected volatility was calculated based on a blended average of NRG and NRG’s industry peers’ historical two-year stock price volatility data. For 2007, as more historical NRG data has become available, expected volatility is calculated based on NRG’s historical stock price volatility data over the period commensurate with the expected term of the stock option. Typically, the expected term for the Company’s NQSO’s is based on the simple average of the contractual term and vesting term.

Restricted Stock Units, or RSU’s

Typically, RSU’s granted under the Company’s LTIP fully vest three years from the date of issuance. Fair value of the RSU’s is based on the closing price of NRG common stock on the date of grant. The following table

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the Company’s non-vested RSU awards as of December 31, 2007 and changes during the year then ended:

		Weighted Average
		Grant-Date Fair
	Units	Value per Unit
	(In whole except weighted average data)

Non-vested at December 31, 2006	2,277,186	$15.74
Granted	568,580	38.61
Forfeited	(115,150)	23.29
Vested	(1,142,300)	10.74

Non-vested at December 31, 2007	1,588,316	$26.99

The total fair value of RSU’s vested during the years ended December 31, 2007 and 2006, was $40 million and $11 million, respectively. The total fair value of RSU’s vested during the year ended December 31, 2005 was immaterial.

Deferred Stock Units, or DSU’s

DSU’s represent the right of a participant to be paid one share of NRG common stock at the end of a deferral period established under the terms of the award. DSU’s granted under the Company’s LTIP are fully vested at the date of issuance. Fair value of the DSU’s, which is based on the closing price of NRG common stock on the date of grant, is recorded as compensation expense in the period of grant.

The following table summarizes the Company’s outstanding DSU awards as of December 31, 2007 and changes during the year then ended:

		Weighted Average
		Grant-Date Fair
	Units	Value per Unit
	(In whole except weighted average data)

Outstanding at December 31, 2006	280,840	$16.19
Granted	22,289	44.43
Conversions	(34,135)	19.86

Outstanding at December 31, 2007	268,994	$18.06

The aggregate intrinsic values for DSU’s outstanding as of December 31, 2007, 2006 and 2005 were approximately $12 million, $8 million and $6 million, respectively. The aggregate intrinsic values for DSU’s converted to common stock for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $.4 million and $.3 million, respectively.

Performance Units, or PU’s

PU’s granted under the Company’s LTIP fully vest three to five years from the date of issuance. PU’s are paid out upon vesting if the average closing price of NRG’s common stock for the ten trading days prior to the vesting date, or the Measurement Price, is equal to or greater than the Target Price. A Target Price and Maximum Price are determined on the date of issuance. The payout for each PU will be equal to: (i) one share of common stock, if the Measurement Price equals the Target Price; (ii) a pro-rata amount between one and two shares of common stock, if the Measurement Price is greater than the Target Price but less than the Maximum Price; and (iii) two shares of common stock, if the Measurement Price is equal to, or greater than, the Maximum Price.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s non-vested PU awards as of December 31, 2007 and changes during the year then ended:

		Weighted Average
	Outstanding	Grant-Date Fair
	Units	Value per Unit
	(In whole except weighted average data)

Non-vested at December 31, 2006	410,664	$18.86
Granted	189,300	22.43
Forfeited	(63,200)	18.35

Non-vested at December 31, 2007	536,764	$20.18

The weighted average grant date fair value of PU’s granted during the years ended December 31, 2007, 2006 and 2005 was $22.43, $17.62 and $14.94, respectively. No PU’s have vested under the program as of December 31, 2007.

The fair value of PU’s is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model for the years ended December 31, 2007, 2006 and 2005 with respect to the Company’s PU’s are summarized below:

	2007	2006	2005

Expected volatility	25.91%-27.28%	27.95%-29.64%	29.75%
Expected dividend payment (in dollars)	—	—	—
Expected term (in years)	3	3-5	3
Risk free rate	4.54%-4.69%	4.30%-5.04%	4.09%

For 2005 and 2006, expected volatility was calculated based on a blended average of NRG and NRG’s industry peers’ historical two-year stock price volatility data. For 2007, as more historical NRG data has become available, expected volatility is calculated based on NRG’s historical stock price volatility data over the period commensurate with the expected term of the PU, which equals the vesting period.

Supplemental Information

The following table summarizes NRG’s total compensation expense recognized in accordance with SFAS 123(R) for the years ended December 31, 2007 and 2006, and in accordance with SFAS 123 for the year ended 2005, for each of the four types of awards issued under the Company’s LTIP, as well as total non-vested compensation costs not yet recognized and the period over which this expense is expected to be recognized as of December 31, 2007. Minimum tax withholdings of $17 million and $5 million paid by the Company during 2007

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2006 are reflected as a reduction to additional paid in capital on the Company’s statement of financial position, and are reflected as operating activities on the Company’s statement of cash flows.

				Total Non-Vested	Weighted Average
				Compensation Cost	Life Remaining
	Compensation Expense			Not Yet Recognized	(In years)
	Year Ended December 31			As of December 31
Award	2007	2006	2005	2007	2007
	(In millions, except weighted average data)

NQSO’s	$5	$5	$4	$8	0.9
RSU’s	10	10	8	27	1.4
DSU’s	1	1	3	—	—
PU’s	3	2	—	5	1.4

Total	$19	$18	$15	$40

Tax benefit recognized	$8	$7	$6

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

These fees and expenses are included in the Company’s operating revenues and operating costs in the consolidated statements of operations and consisted of the following:

Related Party Transactions with Equity Investments

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Revenues from Related Parties Included in Operating Revenues
WCP(a)
O&M fees	$—	$1	$6
AMA fees	—	—	2
Gladstone
O&M fees	1	2	3
MIBRAG
Consulting fees	4	4	4

Total	$5	$7	$15

Expenses from Related Parties Included in Cost of Operations
MIBRAG
Cost of purchased coal	$43	$43	$41

(a)	For the period January 1, 2006 to March 31, 2006

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Commitments and Contingencies

Operating Lease Commitments

NRG leases certain Company facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2023. Certain operating lease agreements over their lease term include provisions such as scheduled rent increases, leasehold incentives, and rent concessions. The Company recognizes the effects of these scheduled rent increases, leasehold incentives, and rent concessions on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Rental expense under operating leases was approximately $40 million, $37 million and $9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease commitments under operating leases for the years ending after December 31, 2007 are as follows:

Period	(In millions)

2008	$40
2009	38
2010	35
2011	33
2012	31
Thereafter	243

Total	$420

Coal, Gas and Transportation Commitments

NRG has entered into long-term contractual arrangements to procure fuel and transportation services for the Company’s generation assets and for the years ended December 31, 2007, 2006, and 2005, the Company purchased approximately $1.7 billion, $1.8 billion and $0.7 billion, respectively, under such arrangements.

As of December 31, 2007, the Company’s commitments under such outstanding agreements are estimated as follows:

Period	(In millions)

2008	$1,614
2009	795
2010	264
2011	150
2012	149
Thereafter	231

Total(a)	$3,203

(a)	Includes only those coal transportation commitments for 2008 as no other nominations were made as of December 31, 2007.

Lignite Contract with Texas Westmoreland Coal Co.

The lignite used to fuel the Texas region’s Limestone facility is obtained from a surface mine, or the Jewett mine, adjacent to the facility under an amended long-term contract with TWCC, originally entered into in 1979. In June 2007, TWCC notified NRG of their election to deliver zero tons of lignite from the Jewett Mine for 2008,

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effectively ending TWCC’s rights to deliver lignite from the Jewett Mine per the long-term contract after December 31, 2007. During the third quarter of 2007, NRG and TWCC renegotiated a long-term contract that has significantly changed the contractual structure as well as extended the mining period. The new contract is based on a cost-plus arrangement with incentives and penalties to ensure proper management of the mine. NRG has flexibility to increase or decrease lignite purchases from the mine within certain ranges, including the ability to suspend or terminate lignite purchases with adequate notice. The mining period has been extended through 2018 with an option to extend the mining period by two five-year intervals.

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

The Railroad Commission of Texas has imposed a bond obligation of approximately $83 million on TWCC for the reclamation of this lignite mine. Pursuant to the contract with TWCC, an affiliate of CenterPoint Energy, Inc. has guaranteed $50 million of this obligation. The remaining sum of approximately $33 million has been bonded by the mine operator, TWCC. Approximately $7 million of such amount is supported by a letter of credit posted by NRG. Under the terms of the new cost plus agreement with TWCC, NRG is required to maintain a corporate guarantee of TWCC’s bond obligation in the amount of $50 million if CenterPoint Energy, Inc.’s obligation lapses, or pay the costs of obtaining replacement performance assurance. Additionally, NRG is required to provide additional performance assurance over TWCC’s current bond obligations if required by the Commission.

International Commitments

Two of the Company’s wholly-owned, indirect subsidiaries are severally responsible for the pro rata payments of principal, interest and related costs incurred in connection with the financing of NRG’s equity investment in the unincorporated joint venture Gladstone Power Station. At December 31, 2007, the Company was obligated for the loan of AUD 42 million (approximately US $37 million) in principal. This loan is scheduled to be fully repaid on March 31, 2009.

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

As part of NRG’s amended and restated credit agreement signed June 8, 2007, the Company obtained the ability to move its current second lien counterparty exposure to the first lien, on a pari passu basis with the Company’s existing first lien lenders. In exchange for moving some second lien holders to a pari passu basis with the Company’s first lien lenders, the counterparties relinquished letters of credit issued by NRG which they held as a part of their collateral package.

On October 30, 2007, NRG successfully moved certain second lien holders to a pari passu basis with the Company’s first lien lenders effectively releasing $557 million of letters of credit. With the movement to the first lien structure, the Company has significantly reduced its outstanding letter of credit exposure and thereby increased its liquidity. As of December 31, 2007, the net discounted exposure on the agreements and hedges that were subject to the first and second lien structure was approximately $425 million.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RepoweringNRG Project Deposit

NRG has made non-refundable deposits relating to RepoweringNRG initiatives totaling approximately $71 million primarily towards the procurement of wind turbines. The Company believes that these deposits are necessary for the timely and successful execution of these projects. The deposits are in support of expected deliveries of wind turbines and other equipment totaling approximately $409 million through 2009. Although NRG is committed to their successful implementation, the Company may decide not to take delivery of the equipment and thus terminate the projects. This would result in the Company expensing the deposits it already has made.

On February 4, 2008, NRG through its wholly owned subsidiary, Padoma Wind Power LLC, had entered into a 50-50 joint venture with BP Alternative Energy North America Inc. to build the first phase of the Sherbino Wind Farm. The Sherbino I Wind Farm will be a 150-megawatt (MW) wind project, consisting of 50 Vestas 3 MW wind turbine generators, located approximately 40 miles east of Fort Stockton in Pecos County, Texas. NRG expects to contribute approximately $83 million in equity to the joint venture in 2008 and has posted a letter of credit in that amount.

Contingencies

Set forth below is a description of the Company’s material legal proceedings. Pursuant to the requirements of SFAS No. 5, Accounting for Contingencies, or SFAS 5, and related guidance, NRG records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments could occur, there can be no certainty that NRG may not ultimately incur charges in excess of presently recorded reserves. A future adverse ruling or unfavorable development could result in future charges, which could have a materially adverse effect on NRG’s consolidated financial position, results of operations, or cash flows.

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

California Electricity and Related Litigation

NRG, WCP, WCP’s four operating subsidiaries, Dynegy, Inc., and numerous other unrelated parties are the subject of lawsuits that arose based on events that occurred in the California power market in 2000 and 2001. The

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaints primarily allege that the defendants engaged in unfair business practices, price fixing, antitrust violations, and other market gaming activities. Other cases, including putative class actions, have been filed in state and federal court on behalf of business and residential consumers that name WCP and/or subsidiaries of WCP, in addition to numerous other defendants. These complaints allege the defendants attempted to manipulate gas indexes by reporting false and fraudulent trades, and violated California’s antitrust law and unfair business practices law. The complaints seek restitution and disgorgement, civil fines, compensatory and punitive damages, attorneys’ fees, and declaratory and injunctive relief. Discovery is proceeding in these cases. In October 2007, Dynegy reached a tentative settlement of all remaining coordinated natural gas index cases pending in state court in San Diego. The settlement has yet to be funded by Dynegy and requires court approval which is underway. If approved, neither WCP and its subsidiaries nor NRG would pay any settlement costs as Dynegy owed and continues to provide a complete defense and indemnification.

In cases relating to natural gas, Dynegy is defending WCP and/or its subsidiaries pursuant to an indemnification agreement and will be the responsible party for any loss. There are no further cases related to electricity, but should any new cases arise, Dynegy’s counsel would represent it and WCP and/or its subsidiaries, with each party responsible for half of the costs and each party responsible for half of any loss.

California Department of Water Resources

On December 19, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the Federal Energy Regulatory Commission’s, or FERC’s, prior determinations regarding the enforceability of certain wholesale power contracts and remanded the case to FERC for further proceedings consistent with the decision. One of these contracts was the wholesale power contract between the California Department of Water Resources, or CDWR, and subsidiaries of WCP. This case originated with a February 2002 complaint filed at FERC by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that FERC abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, FERC rejected this complaint, denied rehearing, and the case was appealed to the Ninth Circuit where oral argument was held on December 8, 2004. On December 19, 2006, the Court decided that in FERC’s review of the contracts at issue, FERC could not rely on the Mobile-Sierra standard presumption of just and reasonable rates, where such contracts were not reviewed by FERC with full knowledge of the then existing market conditions. On May 3, 2007, WCP and the other defendants filed separate petitions for certiorari seeking review by the U.S. Supreme Court and on September 25, 2007, the Court agreed to hear two of the filed petitions. Although WCP’s petition was not selected for review, the Court’s ultimate decision with respect to the other defendants’ petitions will apply equally to WCP. Oral argument occurred on February 19, 2008, and a decision is expected from the Court by the end of 2008. At this time, while NRG cannot predict with certainty whether WCP will be required to make refunds for rates collected under the CDWR contract or estimate the range of any such possible refunds, a reconsideration of the CDWR contract by FERC with a resulting order mandating significant refunds could have a material adverse impact on NRG’s financial position, statement of operations, and statement of cash flows. As part of the 2006 acquisition of Dynegy’s 50% ownership interest in WCP, WCP and NRG assumed responsibility for any risk of loss arising from this case, unless any such loss was deemed to have resulted from certain acts of gross negligence or willful misconduct on the part of Dynegy, in which case any such loss would be shared equally between WCP and Dynegy.

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

On December 14, 1999, NRG acquired certain generating facilities from CL&P. A dispute arose over station service power and delivery services provided to the facilities. On December 20, 2002, as a result of a petition filed at FERC by Northeast Utilities Services Company on behalf of itself and CL&P, FERC issued an order finding that, at times when NRG is not able to self-supply its station power needs, there is a sale of station power from a third-party and retail charges apply. In August 2003, the parties agreed to submit the dispute to binding arbitration. On September 11, 2007, the parties argued the dispute before a three judge arbitration panel. On February 19, 2008, the parties executed a settlement agreement ending the arbitration. A component of the settlement requires approval from ISO-NE. Our accrual was reversed into income consistent with the settlement.

Spring Creek Coal Company

In August 2007, Spring Creek Coal Company filed a complaint against NRG Texas LP, NRG South Texas LP, NRG Texas Power LLC, NRG Texas LLC, and NRG Energy, Inc. in the U.S. District Court for the federal district of Wyoming. The complaint alleges multiple breaches in 2007 of a 1978 coal supply agreement as amended by a later 1987 agreement, which plaintiff alleges is a “take or pay” contract. Damages of approximately $18 million are being sought. Certain of the defendants have filed a motion to dismiss for lack of personal jurisdiction and certain other defendants have filed a motion to dismiss for lack of a case in controversy. The court will hear these and other motions on July 11, 2008. The trial is scheduled to begin on September 8, 2008.

Native Village of Kivalina and City of Kivalina

Numerous electric generating companies and oil and gas companies have been named as defendants in this complaint, which has been filed but not yet served on NRG. Damages of up to $400 million have been asserted. The complaint alleges that the carbon dioxide emissions of defendants contribute to global climate change which has harmed the plaintiffs. The complaint is filed on behalf of an Alaskan town made up of native tribes and seeks damages associated with those tribes having to relocate from the northern coast of Alaska, purportedly because of the effects of global warming.

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

On April 3, 2006, the Company made a supplemental distribution to creditors under the Company’s Chapter 11 bankruptcy plan, totaling $25 million in cash and 5,082,000 shares of common stock. As of February 7, 2008, the

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserve held approximately $10 million in cash and approximately 1,317,138 shares of common stock on a post-stock split basis. NRG believes the cash and stock together represent sufficient funds to satisfy all remaining disputed claims.

Note 22 — Regulatory Matters

NRG operates in a highly regulated industry and the Company is subject to regulation by various federal and state agencies. As such, NRG is affected by regulatory developments at both the federal and state levels and in the regions in which NRG operates. In addition, NRG is subject to the market rules, procedures, and protocols of the various ISO markets in which NRG participates. These wholesale power markets are subject to ongoing legislative and regulatory changes.

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

On December 28, 2006, the Attorney General of the State of Connecticut and Commonwealth of Massachusetts filed an appeal of the FERC orders accepting the settlement of the New England capacity market design with the U.S. Court of Appeals for the D.C. Circuit. The settlement, filed with FERC on March 7, 2006, by a broad group of New England market participants, provides for interim capacity transition payments for all generators in New England for the period starting December 1, 2006 through May 31, 2010, and the establishment of a FCM commencing May 31, 2010. On June 16, 2006, FERC issued an order accepting the settlement, which was reaffirmed on rehearing by order dated October 31, 2006. Interim capacity transition payments provided for under the FCM settlement commenced December 1, 2006, as scheduled. A successful appeal by the Attorneys General could disturb the settlement and create a refund obligation of interim capacity transition payments. Oral argument was held on February 14, 2008.

New York — On July 6, 2007, FERC issued an order establishing an approximately six-month paper hearing process to address reforms to the in-city Installed Capacity, or ICAP, market and to formulate comprehensive solutions. On October 4, 2007, the NYISO filed its proposal for revisions to the ICAP market for the New York City zone. While the NYISO’s proposal will retain the existing ICAP market structure, it will impose additional market power mitigation on the current owners of Consolidated Edison’s divested generation units in New York City (which include NRG’s Arthur Kill and Astoria facilities) who are deemed to be pivotal suppliers. Specifically, the NYISO proposal will impose a reference price on pivotal suppliers and require bids to be submitted at or below the reference price. The reference price will be the expected clearing price based upon the intersection of the supply curve and the ICAP Demand Curve if all suppliers bid as price-takers. The NYISO proposal, if accepted by FERC, would result in a significant decrease in the clearing price for New York City capacity. Earlier this year, FERC had rejected proposed mitigation that would have effectively lowered the capacity offer cap for those units from $105/kW-year to $82/kW-year. Although that proposal was rejected on March 6, 2007, FERC initiated an investigation to determine the justness and reasonableness of the NYISO’s in-city installed capacity market, setting a refund effective date of May 12, 2007. The NYISO’s October 4, 2007 filing proposes that any market reforms should be implemented only prospectively and that no refunds should be required.

On December 18, 2007, the U.S. Court of Appeals for the D.C. Circuit denied the appeals relating to the high prices for spinning reserves, or SR, and non-spinning reserves, or NSR, in the NYISO-administered markets during the period from January 29, 2000 to March 27, 2000. Certain entities had argued that the NYISO acted unreasonably in declining to invoke Temporary Extraordinary Operating Procedures, or TEP, to recalculate prices

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and that the markets should be resettled for various reasons. In a series of orders, FERC had declined to grant the requested relief, explaining that (i) the NYISO acted reasonably in not invoking TEP, (ii) NYISO did not violate its tariff, and (iii) refunds should not be granted as they would be disruptive to settled market expectations. The Court’s December 18, 2007 order is expected to conclude this matter.

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

PJM — On August 23, 2007, several entities, including the New Jersey Board of Public Utilities, the District of Columbia Office of the People’s Counsel, and the Maryland Office of People’s Counsel, filed appeals of the FERC orders accepting the settlement of the locational capacity market for PJM Interconnection, LLC. The settlement, filed at FERC on September 29, 2006, provides for a capacity market mechanism known as the Reliability Pricing Model, or RPM, which is designed to provide a long-term price signal through competitive forward auctions. On December 22, 2006, FERC issued an order accepting the settlement, which was reaffirmed on rehearing by order dated June 25, 2007. The RPM auction period for delivery year June 1, 2007 through May 31, 2008 was conducted earlier this year, and capacity payments pursuant to the RPM mechanism have commenced. A successful appeal by the appellants could disturb the settlement and create a refund obligation of capacity payments.

On January 15, 2008, the Maryland Public Service Commission, or MDPSC, filed at FERC a complaint against PJM claiming that PJM had failed to adequately mitigate certain generation resources, due to exemptions for resources used to relieve reactive limits on interfaces or that were constructed during certain periods after 1999. In addition to seeking an order eliminating the exemptions and a refund effective date as of the date of the complaint, the MDPSC is also seeking an investigation of periods prior to the complaint that could lead to disgorgement by certain entities, and possibly a resettlement of the market back to September 8, 2006. The principal impacts on NRG would occur as a resettlement of the LMPs, which is not viewed as likely at this time, and going-forward in the form of lower LMPs. In addition, NRG’s peaking units at its energy center in Dover, Delaware were built in 2001 and utilize the post-1999 bidding exemption.

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

Environmental Capital Expenditures

Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred from 2008 through 2012 to meet NRG’s environmental commitments will be between $1.0 billion and $1.4 billion. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with Clean Air Interstate Rule, or CAIR, the Clean Air Mercury Rule, or CAMR, and related state requirements as well as installation of Best Technology Available under the Phase II 316(b) rule. NRG continues to explore cost effective alternatives that can achieve desired results. The range reflects alternative strategies available with respect to the Company’s Indian River plant.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Northeast Region

In January 2006, NRG’s Indian River Operations, Inc. received a letter of informal notification from DNREC stating that it may be a potentially responsible party with respect to a historic captive landfill. On October 1, 2007, NRG filed a Facility Evaluation with DNREC, through the Voluntary Clean-up Program to investigate the site. DNREC responded to the Facility Evaluation on February 4, 2008 finding no further action is required in relation to surface water and that a previously planned shoreline stabilization project would adequately address shore line erosion. The landfill itself will require a further Remedial Investigation and Feasibility Study to determine the type and scope of any additional work required. Until the Remedial Investigation and Feasibility Study is completed, the Company is unable to predict the impact of any required remediation.

In November 2006, DNREC, promulgated Regulation No. 1146, or Reg 1146, Electric Generating Unit Multi-Pollutant Regulation and Section 111(d) of the State Plan for the Control of Mercury Emissions from Coal-Fired Electric Steam Generating Units. These regulations govern the control of SO2, NOx, and mercury emissions from electric generating units. NRG’s plan to install controls at the Company’s Indian River facility, while on an accelerated basis, was unable to meet certain deadlines, taking into account the time required, as a practical matter, to design, install and commission the necessary equipment. NRG filed a challenge to Reg 1146 with the Environmental Appeals Board, or EAB, on December 6, 2006. In addition, NRG also filed a protective appeal with the Delaware Superior Court on December 29, 2006. This challenge was settled when DNREC and NRG signed a Consent Order on September 25, 2007, and filed that document with the Delaware Superior Court thereby ending the case. Under this agreement, continued operations at the Company’s Indian River Generating Station are conditioned upon installation of controls on Units 1 and 2 by May 1, 2008, to reduce NOx; installation of controls on Units 1-4 by January 1, 2009 to meet mercury requirements; mothball of Units 1 and 2 by May 1, 2011, and May 1, 2010, respectively; and installation of advanced controls on Units 3 and 4 in 2011 to further reduce NOx and SO2. If the plant emits NOx in excess of 1,700 tons in any given ozone season, it will be subject to a graduated scale of stipulated penalties, up to a maximum $2,500/ton. The capital costs associated with this settlement are included in the Company’s estimated environmental capital expenditures. In the absence of the appropriate control technology installed at this facility, Units 3 and 4 totaling approximately 565 MW, could not operate beyond December 31, 2011, per terms of the Consent Order.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Cash Flow Information

Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In millions)

Interest paid, net of amount capitalized	$598	$450	$257
Income taxes paid(a)	22	18	21

Non-cash investing and financing activities:
Addition to fixed assets due to asset retirement obligations	7	15	4
Addition to treasury stock for the maximum purchase price adjustment	—	—	8

(a)	2007 income taxes paid is net of $6 million federal tax refund received.

Note 25 — Guarantees

NRG and its subsidiaries enter into various contracts that include indemnification and guarantee provisions as a routine part of the Company’s business activities. Examples of these contracts include asset purchase and sale agreements, commodity sale and purchase agreements, joint venture agreements, operations and maintenance agreements, service agreements, settlement agreements, and other types of contractual agreements with vendors and other third parties. These contracts generally indemnify the counter-party for tax, environmental liability, litigation, and other matters, as well as breaches of representations, warranties, and covenants set forth in the agreements. In many cases, the Company’s maximum potential liability cannot be estimated, since some of the underlying agreements contain no limits on potential liability. In accordance with FIN 45, NRG has estimated that the current fair value for issuing these guarantees was approximately $9 million as of December 31, 2007, and the liability in this amount is included in the Company’s non-current liabilities.

The following table summarizes NRG’s estimated guarantees, indemnity, and other contingent liability obligations by maturity:

	By Remaining Maturity at December 31,
	2007
	Under			Over		2006
Guarantees	1 Year	1-3 Years	3-5 Years	5 Years	Total	Total
			(In millions)

Synthetic letters of credit	$475	$268	$—	$—	$743	$967
Unfunded letters of credit and surety bonds	8	—	—	—	8	153
Asset sales guarantee obligations	13	—	113	22	148	144
Commercial sales arrangements	93	134	—	564	791	604
Other guarantees	—	—	—	32	32	29

Total guarantees	$589	$402	$113	$618	$1,722	$1,897

Letters of credit and surety bonds — As of December 31, 2007, NRG and its consolidated subsidiaries were contingently obligated for a total of approximately $751 million under letters of credit and surety bonds. Most of these letters of credit and surety bonds are issued in support of the Company’s obligations to perform under commodity agreements, financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 18, 2007, NRG entered into a share and purchase agreement to sell its 100% interest in Tosli to Brookfield Power Inc. NRG has guaranteed the payment and performance of its wholly owned subsidiary’s Sterling Luxemburg (No. 4) obligations under the share and purchase agreement. The maximum liability of NRG is limited to the sale price of $288 million.

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

Other guarantees — NRG has issued guarantees of obligations that its subsidiaries may incur as a provision for environmental site remediation, payment of debt obligations, rail car leases, performance under purchase, EPC and operating and maintenance agreements. In 2007, NRG executed a guarantee related to its obligations as construction manager under its agreements related to a wind farm project. In addition, NRG entered into a guarantee under an EPC contract related to a repowering project. The Company does not believe that it will be required to perform under this guarantee.

The material indemnities, within the scope of FIN 45, are as follows:

Asset purchases and divestitures — The purchase and sale agreements, which govern NRG’s asset or share investments and divestitures, customarily contain indemnifications of the transaction to third parties. The contracts indemnify the parties for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party, or as a result of a change in tax laws. These obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or estimate at the time of the transaction. In several cases, the contract limits the liability of the indemnifier. For those indemnities in which liability is capped, the minimum exposures range from $1 million to $288 million. NRG has no reason to believe that the Company currently has any material liability relating to such routine indemnification obligations.

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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26 — Jointly Owned Plants

Certain NRG subsidiaries own undivided interests in certain jointly-owned plants, described below. These plants are maintained and operated pursuant to their joint ownership participation and operating agreements. NRG is responsible for its subsidiaries’ share of operating costs and direct expense and includes its proportionate share of the facilities and related revenues and direct expenses in these jointly-owned plants in the corresponding balance sheet, and income statement captions of the Company’s consolidated financial statements.

The following table summarizes NRG’s proportionate ownership interest in the Company’s jointly-owned facilities as of December 31, 2007:

	Ownership	Property, Plant &	Accumulated	Construction in
As of December 31, 2007	Interest	Equipment	Depreciation	Progress
	(In millions unless otherwise stated)

South Texas Project Units 1 and 2, Bay City, TX	44.00%	$2,914	$(345)	$19
Big Cajun II Unit 3, New Roads, LA	58.00	173	(39)	10
Cedar Bayou Unit 4, Baytown, TX	50.00	—	—	71
Keystone, Shelocta, PA	3.70	61	(12)	6
Conemaugh, New Florence, PA	3.72	72	(15)	1

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27 — Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarter Ended 2007
	December 31	September 30	June 30	March 31
	(In millions, except per share data)

Operating revenues	$1,382	$1,772	$1,536	$1,299
Operating income	320	546	427	267
Income from continuing operations, net of income taxes	100	265	143	61
Income from discontinued operations, net of income taxes	4	3	6	4
Net income	$104	$268	$149	$65
Weighted average number of common shares outstanding — basic	239	239	240	244
Income from continuing operations per weighted average common share — basic	$0.36	$1.06	$0.54	$0.19
Income from discontinued operations per weighted average common share — basic	$0.02	$0.01	$0.02	$0.02
Net income per weighted average common share — basic	$0.38	$1.07	$0.56	$0.21
Weighted average number of common shares outstanding — diluted	270	285	288	271
Income from continuing operations per weighted average common share — diluted	$0.34	$0.92	$0.49	$0.19
Income from discontinued operations per weighted average common share — diluted	0.01	0.01	0.02	0.01
Net income per weighted average common share — diluted	$0.35	$0.93	$0.51	$0.20

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended 2006
	December 31	September 30	June 30	March 31
	(In millions, except per share data)

Operating revenues	$1,135	$1,932	$1,492	$1,026
Operating income	96	713	404	205
Income/(loss) from continuing operations, net of income taxes	(35)	367	198	13
Income from discontinued operations, net of income taxes	5	55	5	13
Net income/(loss)	$(30)	$422	$203	$26
Weighted average number of common shares outstanding — basic	250	272	274	235
Income/(loss) from continuing operations per weighted average common share — basic	$(0.19)	$1.30	$0.67	$0.01
Income/(loss) from discontinued operations per weighted average common share — basic	0.02	0.20	0.02	0.05
Net income/(loss) per weighted average common share — basic	$(0.17)	$1.50	$0.69	$0.06
Weighted average number of common shares outstanding — diluted	250	317	319	238
Income/(loss) from continuing operations per weighted average common share — diluted	$(0.19)	$1.15	$0.61	$0.01
Income from discontinued operations per weighted average common share — diluted	0.02	0.17	0.02	0.05
Net income/(loss) per weighted average common share — diluted	$(0.17)	$1.32	$0.63	$0.06

Note 28 — Condensed Consolidating Financial Information

As of December 31, 2007, the Company had $1.2 billion of 7.25% Senior Notes due 2014, $2.4 billion of 7.375% Senior Notes due 2016 and $1.1 billion Senior Notes due 2017 outstanding. These notes are guaranteed by certain of NRG’s current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries.

Each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of December 31, 2007:

Arthur Kill Power LLC	NRG Construction LLC
Astoria Gas Turbine Power LLC	NRG Devon Operations Inc.
Berrians I Gas Turbine Power LLC	NRG Dunkirk Operations Inc.
Big Cajun II Unit 4 LLC	NRG El Segundo Operations Inc.
Cabrillo Power I LLC	NRG Generation Holdings, Inc.
Cabrillo Power II LLC	NRG Huntley Operations Inc.
Chickahominy River Energy Corp.	NRG International LLC
Commonwealth Atlantic Power LLC	NRG Kaufman LLC
Conemaugh Power LLC	NRG Mesquite LLC
Connecticut Jet Power LLC	NRG MidAtlantic Affiliate Services Inc.
Devon Power LLC	NRG Middletown Operations Inc.
Dunkirk Power LLC	NRG Montville Operations Inc.
Eastern Sierra Energy Company	NRG New Jersey Energy Sales LLC

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

El Segundo Power, LLC	NRG New Roads Holdings LLC
El Segundo Power II LLC	NRG North Central Operations Inc.
GCP Funding Company, LLC	NRG Northeast Affiliate Services Inc.
Hanover Energy Company	NRG Norwalk Harbor Operations Inc.
Hoffman Summit Wind Project, LLC	NRG Operating Services, Inc.
Huntley IGCC LLC	NRG Oswego Harbor Power Operations Inc.
Huntley Power LLC	NRG Power Marketing LLC
Indian River IGCC LLC	NRG Rocky Road LLC
Indian River Operations Inc.	NRG Saguaro Operations Inc.
Indian River Power LLC	NRG South Central Affiliate Services Inc.
James River Power LLC	NRG South Central Generating LLC
Kaufman Cogen LP	NRG South Central Operations Inc.
Keystone Power LLC	NRG South Texas LP
Lake Erie Properties Inc.	NRG Texas LLC
Louisiana Generating LLC	NRG Texas Power LLC
Middletown Power LLC	NRG West Coast LLC
Montville IGCC LLC	NRG Western Affiliate Services Inc.
Montville Power LLC	Oswego Harbor Power LLC
NEO Chester-Gen LLC	Padoma Wind Power, LLC
NEO Corporation	Saguaro Power LLC
NEO Freehold-Gen LLC	San Juan Mesa Wind Project II, LLC
NEO Power Services Inc.	Somerset Operations Inc.
New Genco GP, LLC	Somerset Power LLC
Norwalk Power LLC	Texas Genco Financing Corp.
NRG Affiliate Services Inc.	Texas Genco GP, LLC
NRG Arthur Kill Operations Inc.	Texas Genco Holdings, Inc.
NRG Asia-Pacific, Ltd.	Texas Genco LP, LLC
NRG Astoria Gas Turbine Operations Inc.	Texas Genco Operating Services, LLC
NRG Bayou Cove LLC	Texas Genco Services, LP
NRG Cabrillo Power Operations Inc.	Vienna Operations Inc.
NRG Cadillac Operations Inc.	Vienna Power LLC
NRG California Peaker Operations LLC	WCP (Generation) Holdings LLC
NRG Cedar Bayou Development Company, LLC	West Coast Power LLC
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

NRG ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007

	Guarantor	Non-Guarantor			Consolidated
	Subsidiaries	Subsidiaries	NRG Energy, Inc.	Eliminations(a)	Balance
	(In millions)

Operating Revenues
Total operating revenues	$5,614	$375	$—	$—	$5,989

Operating Costs and Expenses
Cost of operations	3,131	247	—	—	3,378
Depreciation and amortization	630	24	4	—	658
General and administrative	101	19	189	—	309
Development costs	66	2	33	—	101

Total operating costs and expenses	3,928	292	226	—	4,446

Gain/(loss) on sale of assets	18	—	(1)	—	17

Operating Income/(Loss)	1,704	83	(227)	—	1,560

Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	204	—	986	(1,190)	—
Equity in earnings of unconsolidated affiliates	(3)	57	—	—	54
Gain on sale of equity method investments	—	1	—	—	1
Other income, net	9	13	33	—	55
Refinancing expenses	—	—	(35)	—	(35)
Interest expense	(250)	(64)	(375)	—	(689)

Total other income/(expense)	(40)	7	609	(1,190)	(614)

Income From Continuing Operations Before Income Taxes	1,664	90	382	(1,190)	946
Income tax expense/(benefit)	576	5	(204)	—	377

Income From Continuing Operations	1,088	85	586	(1,190)	569
Income from discontinued operations, net of income taxes	—	17	—	—	17

Net Income	$1,088	$102	$586	$(1,190)	$586

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS
December 31, 2007

	Guarantor	Non-Guarantor			Consolidated
	Subsidiaries	Subsidiaries	NRG Energy Inc.	Eliminations(a)	Balance
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$(4)	$124	$1,012	$—	$1,132
Restricted cash	1	28	—	—	29
Accounts receivable-trade, net	445	37	—	—	482
Inventory	439	12	—	—	451
Deferred income taxes	139	(18)	3	—	124
Derivative instruments valuation	1,034	—	—	—	1,034
Collateral on deposit in support of energy risk management activities	85	—	—	—	85
Prepayments and other current assets	96	35	195	(152)	174
Current assets — discontinued operations	—	51	—	—	51

Total current assets	2,235	269	1,210	(152)	3,562

Net Property, Plant and Equipment	10,828	470	22	—	11,320

Other Assets
Investment in subsidiaries	610	—	9,787	(10,397)	—
Equity investments in affiliates	28	397	—	—	425
Notes receivable	360	126	3,779	(4,139)	126
Capital lease, less current portion	—	365	—	—	365
Goodwill	1,786	—	—	—	1,786
Intangible assets, net	859	14	—	—	873
Intangible assets held-for-sale	14	—	—	—	14
Nuclear decommissioning trust fund	384	—	—	—	384
Derivative instruments valuation	150	—	—	—	150
Other non-current assets	11	1	164	—	176
Non-current assets — discontinued operations	—	93	—	—	93

Total other assets	4,202	996	13,730	(14,536)	4,392

Total Assets	$17,265	$1,735	$14,962	$(14,688)	$19,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$83	$282	$184	$(83)	$466
Accounts payable — trade	(699)	352	731	—	384
Derivative instruments valuation	916	1	—	—	917
Accrued expenses and other current liabilities	335	62	145	(69)	473
Current liabilities — discontinued operations	—	37	—	—	37

Total current liabilities	635	734	1,060	(152)	2,277

Other Liabilities
Long-term debt and capital leases	3,773	571	7,690	(4,139)	7,895
Nuclear decommissioning reserve	307	—	—	—	307
Nuclear decommissioning trust liability	326	—	—	—	326
Deferred income taxes	598	(138)	383	—	843
Derivative instruments valuation	690	16	53	—	759
Non-current out-of-market contracts	628	—	—	—	628
Other non-current liabilities	377	10	25	—	412
Non-current liabilities — discontinued operations	—	76	—	—	76

Total non-current liabilities	6,699	535	8,151	(4,139)	11,246

Total liabilities	7,334	1,269	9,211	(4,291)	13,523

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	9,931	466	5,504	(10,397)	5,504

Total Liabilities and Stockholders’ Equity	$17,265	$1,735	$14,962	$(14,688)	$19,274

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2007

		Non-
	Guarantor	Guarantor	NRG Energy,		Consolidated
	Subsidiaries	Subsidiaries	Inc.	Eliminations(a)	Balance
			(In millions)

Cash Flows from Operating Activities
Net income	$1,088	$102	$586	$(1,190)	$586
Adjustments to reconcile net income to net cash provided/(used) by operating activities
Distributions in excess/(less than) equity in earnings of unconsolidated affiliates	101	(36)	(684)	586	(33)
Depreciation and amortization of nuclear fuel	688	27	4	—	719
Amortization and write-of of deferred financing costs and debt discount/premiums	—	6	60	—	66
Amortization of intangibles and out-of-market contracts	(160)	4	—	—	(156)
Amortization of unearned equity compensation	—	—	19	—	19
Gains on sale of equity method investments	—	(1)	—	—	(1)
(Gain)/loss on sale assets	(18)	—	1	—	(17)
Impairment charges and asset write downs	9	—	11	—	20
Changes in derivatives	77	—	—	—	77
Changes in deferred income taxes	112	(31)	271	—	352
Gain on sale of emission allowances	(30)	(1)	—	—	(31)
Change in nuclear decommissioning trust liability	32	—	—	—	32
Changes in collateral deposits supporting energy risk management activities	(125)	—	—	—	(125)
Cash provided/(used) by changes in other working capital, net of disposition affects	214	100	(305)	—	9

Net Cash Provided by Operating Activities	1,988	170	(37)	(604)	1,517

Cash Flows from Investing Activities
Intercompany loans to subsidiaries	655	—	2,109	(2,764)	—
Capital expenditures	(389)	(84)	(8)	—	(481)
Decrease in restricted cash, net	—	12	—	—	12
Decrease in notes receivable	—	34	—	—	34
Decrease in trust fund balances	19	—	—	—	19
Purchases of emission allowances	(161)	—	—	—	(161)
Proceeds from sale of emission allowances	271	1	—	—	272
Investments in nuclear decommissioning trust fund securities	(265)	—	—	—	(265)
Proceeds from sales of nuclear decommissioning trust fund securities	233	—	—	—	233
Proceeds from sale of investment and equipment	—	2	—	—	2
Purchase of securities	—	—	(49)	—	(49)
Proceeds from sale of discontinued operations and assets	29	—	28	—	57

Net Cash Provided/(Used) by Investing Activities	392	(35)	2,080	(2,764)	(327)

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	—	—	(55)	—	(55)
Payment for treasury stock	—	—	(353)	—	(353)
Payments from intercompany loans	(2,101)	(38)	(625)	2,764	—
Payments from intercompany dividends	(302)	(302)	—	604	—
Proceeds from issuance of common stock	—	—	7	—	7
Proceeds from issuance of long-term debt	—	—	1,411	—	1,411
Payment of deferred debt issuance costs	—	—	(5)	—	(5)
Payments of short and long-term debt	(1)	(64)	(1,754)	—	(1,819)

Net Cash Provided/(Used) by Financing Activities	(2,404)	(404)	(1,374)	3,368	(814)

Change in cash from discontinued operations	—	(25)	—	—	(25)
Effect of exchange rate changes on cash and cash equivalents	—	4	—	—	4

Net Increase/(decrease) in Cash and Cash Equivalents	(24)	(290)	669	—	355
Cash and Cash Equivalents at Beginning of Period	20	414	343	—	777

Cash and Cash Equivalents at End of Period	$(4)	$124	$1,012	$—	$1,132

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006

	Guarantor	Non-Guarantor	NRG		Consolidated
	Subsidiaries	Subsidiaries	Energy, Inc.	Eliminations(a)	Balance
			(In millions)

Operating Revenues
Total operating revenues	$5,282	$303	$—	$—	$5,585

Operating Costs and Expenses
Cost of operations	3,040	223	2	—	3,265
Depreciation and amortization	562	23	5	—	590
General and administrative	83	13	180	—	276
Development costs	32	—	4	—	36

Total operating costs and expenses	3,717	259	191	—	4,167

Operating Income/(Loss)	1,565	44	(191)	—	1,418

Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	134	—	996	(1,130)	—
Equity in earnings of unconsolidated affiliates	2	58	—	—	60
Write downs and gains/(losses) on sales of equity method investments	(5)	13	—	—	8
Other income, net	20	115	41	(20)	156
Refinancing expenses	—	—	(187)	—	(187)
Interest expense	(232)	(56)	(322)	20	(590)

Total other income/(expense)	(81)	130	528	(1,130)	(553)

Income From Continuing Operations Before Income Taxes	1,484	174	337	(1,130)	865
Income tax expense	549	42	(269)	—	322

Income From Continuing Operations	935	132	606	(1,130)	543
Income from discontinued operations, net of income taxes	—	63	15	—	78

Net Income	$935	$195	$621	$(1,130)	$621

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
December 31, 2006

	Guarantor	Non-Guarantor	NRG Energy		Consolidated
	Subsidiaries	Subsidiaries	Inc.	Eliminations(a)	Balance
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$20	$414	$343	$—	$777
Restricted cash	1	40	—	—	41
Accounts receivable-trade, net	332	37	—	—	369
Inventory	408	12	—	—	420
Deferred income taxes	—	—	—	—	—
Derivative instruments valuation	1,230	—	—	—	1,230
Collateral on deposit in support of energy risk management activities	27	—	—	—	27
Prepayments and other current assets	173	33	736	(747)	195
Current assets — discontinued operations	—	24	—	—	24

Total current assets	2,191	560	1,079	(747)	3,083

Net Property, Plant and Equipment	11,178	349	19	—	11,546

Other Assets
Investment in subsidiaries	730	—	9,163	(9,893)	—
Equity investments in affiliates	31	313	—	—	344
Notes receivable, less current portion	1,015	114	5,503	(6,518)	114
Capital lease, less current portion, net	—	365	—	—	365
Goodwill	1,789	—	—	—	1,789
Intangible assets, net	977	4	—	—	981
Intangible assets held-for-sale	78	—	1	—	79
Nuclear decommissioning trust fund	352	—	—	—	352
Derivative instruments valuation	424	—	15	—	439
Deferred income taxes	27	(27)	—	—	—
Other non-current assets	24	56	182	—	262
Non-current assets — discontinued operations	—	82	—	—	82

Total other assets	5,447	907	14,864	(16,411)	4,807

Total Assets	$18,816	$1,816	$15,962	$(17,158)	$19,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$460	$94	$37	$(468)	$123
Accounts payable — trade	(682)	284	727	—	329
Derivative instruments valuation	964	—	—	—	964
Deferred income taxes	23	7	134	—	164
Accrued expenses and other current liabilities	509	35	160	(280)	424
Current liabilities — discontinued operations	—	28	—	—	28

Total current liabilities	1,274	448	1,058	(748)	2,032

Other Liabilities
Long-term debt and capital leases	5,504	825	8,791	(6,517)	8,603
Nuclear decommissioning reserve	289	—	—	—	289
Nuclear decommissioning trust liability	324	—	—	—	324
Deferred income taxes	494	(104)	164	—	554
Derivative instruments valuation	325	6	20	—	351
Non-current out-of-market contracts	897	—	—	—	897
Other non-current liabilities	385	8	24	—	417
Non-current liabilities — discontinued operations	—	64	—	—	64

Total non-current liabilities	8,218	799	8,999	(6,517)	11,499

Total liabilities	9,492	1,247	10,057	(7,265)	13,531

Minority Interest	—	—	—	—	—
3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	9,324	569	5,658	(9,893)	5,658

Total Liabilities and Stockholders’ Equity	$18,816	$1,816	$15,962	$(17,158)	$19,436

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2006

	Guarantor	Non-Guarantor	NRG		Consolidated
	Subsidiaries	Subsidiaries	Energy, Inc.	Eliminations(a)	Balance
	(In millions)

Cash Flows from Operating Activities
Net income	$935	$195	$621	$(1,130)	$621
Adjustments to reconcile net income to net cash provided/(used) by operating activities Distributions in excess/(less than) equity in earnings of unconsolidated affiliates	(136)	(31)	(996)	1,130	(33)
Depreciation and amortization of nuclear fuel	609	35	10	—	654
Amortization and write-of of deferred financing costs and debt discount/premiums	—	6	73	—	79
Amortization of intangibles and out-of-market contracts	(487)	(3)	—	—	(490)
Amortization of unearned equity compensation	—	—	14	—	14
Write down and gains on sale of equity method investments	5	(13)	—	—	(8)
Loss on sale of equipment	10	—	—	—	10
Changes in derivatives	(151)	2	—	—	(149)
Changes in deferred income taxes	474	19	(166)	—	327
Gain on legal settlement	—	(67)	—	—	(67)
Gain on sale of discontinued operations	—	(71)	(5)	—	(76)
Gain on sale of emission allowances	(64)	—	—	—	(64)
Change in nuclear decommissioning trust liability	12	—	—	—	12
Changes in collateral deposits supporting energy risk management activities	454	—	—	—	454
Settlement of out-of-market power contracts	(1,073)	—	—	—	(1,073)
Cash provided by changes in other working capital, net of acquisition and disposition affects	(554)	213	538	—	197

Net Cash Provided by Operating Activities	34	285	89	—	408

Cash Flows from Investing Activities
I/C loans to subsidiaries	(939)	—	(4,106)	5,045	—
Acquisition of Texas Genco LLC, WCP and Padoma, net of cash acquired	—	—	(4,333)	—	(4,333)
Capital expenditures	(195)	(21)	(5)	—	(221)
Decrease in restricted cash, net	2	4	—	—	6
Decrease in notes receivable	—	27	—	—	27
Purchases of emission allowances	(135)	—	—	—	(135)
Proceeds from sale of emission allowances	146	—	—	—	146
Investments in nuclear decommissioning trust fund securities	(227)	—	—	—	(227)
Proceeds from sales of nuclear decommissioning trust fund securities	214	—	—	—	214
Proceeds from sale of investments	53	33	—	—	86
Proceeds from sale of discontinued operations	—	239	22	—	261

Net Cash Provided/(Used) by Investing Activities	(1,081)	282	(8,422)	5,045	(4,176)

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	—	—	(50)	—	(50)
Payment of financing element of acquired derivatives	(296)	—	—	—	(296)
Payment for treasury stock	—	(500)	(232)	—	(732)
Funded letter of credit	—	—	350	—	350
Proceeds from Intercompany loans	4,106	—	939	(5,045)	—
Proceeds from issuance of common stock, net	—	—	986	—	986
Proceeds from issuance of preferred shares, net	—	—	486	—	486
Proceeds from issuance of long-term debt	—	333	8,286	—	8,619
Payment of deferred debt issuance costs	—	—	(199)	—	(199)
Payments of short and long-term debt	(2,736)	(62)	(2,313)	—	(5,111)

Net Cash Provided/(Used) by Financing Activities	1,074	(229)	8,253	(5,045)	4,053
Change in cash from discontinued operations	—	1	1	—	2
Effect of exchange rate changes on cash and cash equivalents	—	4	—	—	4

Net Increase/(decrease) in Cash and Cash Equivalents	27	343	(79)	—	291
Cash and Cash Equivalents at Beginning of Period	(7)	71	422	—	486

Cash and Cash Equivalents at End of Period	$20	$414	$343	$—	$777

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2005

	Guarantor	Non-Guarantor	NRG		Consolidated
	Subsidiaries	Subsidiaries	Energy, Inc.	Eliminations(a)	Balance
	(In millions)

Operating Revenues
Total operating revenues	$2,095	$310	$—	$(5)	$2,400

Operating Costs and Expenses
Cost of operations	1,600	234	—	(5)	1,829
Depreciation and amortization	133	20	5	—	158
General and administrative	39	14	123	—	176
Other charges	6	—	6	—	12

Total operating costs and expenses	1,778	268	134	(5)	2,175

Operating Income/(Loss)	317	42	(134)	—	225

Other Income (Expense)
Equity in earnings of consolidated subsidiaries	101	—	274	(375)	—
Equity in earnings of unconsolidated affiliates	35	69	—	—	104
Write downs and gains/(losses) on sales of equity method investments	(47)	16	—	—	(31)
Other income, net	16	46	13	(21)	54
Refinancing expense	—	1	(66)	—	(65)
Interest expense	(1)	(56)	(141)	21	(177)

Total other income	104	76	80	(375)	(115)

Income/(Loss) From Continuing Operations Before Income Taxes	421	118	(54)	(375)	110
Income tax expense/(benefit)	155	17	(130)	—	42

Income From Continuing Operations	266	101	76	(375)	68
Income from discontinued operations, net of income taxes	5	3	8	—	16

Net Income	$271	$104	$84	$(375)	$84

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2005

	Guarantor	Non-Guarantor	NRG		Consolidated
	Subsidiaries	Subsidiaries	Energy, Inc.	Eliminations(a)	Balance
			(In millions)

Cash Flows from Operating Activities
Net income	$271	$104	$84	$(375)	$84
Adjustments to reconcile net income to net cash provided/ (used) by operating activities Distributions in excess/(less than) equity in earnings of unconsolidated affiliates	(64)	(45)	453	(352)	(8)
Depreciation and amortization of nuclear fuel	133	52	10	—	195
Amortization and write-of of deferred financing costs and debt discount/premiums	—	(4)	18	—	14
Amortization of intangibles and out-of-market contracts	(2)	19	—	—	17
Amortization of unearned equity compensation	3	1	8	—	12
Write down and (gains)/losses on sale of equity method investments	47	(16)	—	—	31
Loss on sale of equipment	4	—	—	—	4
Impairment charges	6	—	—	—	6
Changes in derivatives	150	(10)	3	—	143
Changes in deferred income taxes	71	13	(82)	—	2
Gain on legal settlement	—	(14)	—	—	(14)
Gain on sale of discontinued operations	(6)	—	—	—	(6)
Changes in collateral deposits supporting energy risk management activities	(405)	—	—	—	(405)
Cash provided by changes in other working capital, net of acquisition and disposition affects	(421)	10	404	—	(7)

Net Cash Provided/(Used) by Operating Activities	(213)	110	898	(727)	68

Cash Flows from Investing Activities
Return of capital from subsidiaries	—	—	1,398	(1,398)	—
Intercompany loans to subsidiaries	—	—	(2,181)	2,181	—
Proceeds from intercompany loans with parents and subsidiaries	327	—	325	(652)	—
Capital expenditures	(78)	(22)	(6)	—	(106)
Decrease in restricted cash, net	1	44	—	—	45
Decrease in notes receivable	5	102	—	—	107
Deferred acquisition costs	—	—	(5)	—	(5)
Proceeds from sale of investments	9	70	—	—	79
Proceeds on sale of discontinued operations	36	—	—	—	36
Return of capital from equity method investments and projects	—	2	—	—	2

Net Cash Provided/(Used) by Investing Activities	300	196	(469)	131	158

Cash Flows from Financing Activities
Return of capital payments to parent	(1,398)	—	—	1,398	—
Proceeds from parent intercompany loans	2,181	—	—	(2,181)	—
Payments for parent intercompany loans	(325)	(327)	—	652	—
Payments of dividends to preferred stockholders	(704)	(23)	(20)	727	(20)
Payment for treasury stock	—	—	(250)	—	(250)
Repayment of minority interest obligations	—	(4)	—	—	(4)
Proceeds from issuance of preferred stock	—	—	246	—	246
Proceeds from issuance of long-term debt	—	249	—	—	249
Deferred debt issuance costs	—	—	(46)	—	(46)
Payments for short and long-term debt	(4)	(352)	(649)	—	(1,005)

Net Cash Used by Financing Activities	(250)	(457)	(719)	596	(830)

Change in cash from discontinued operations	—	36	1	—	37
Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)

Change in Cash and Cash equivalents	(163)	(117)	(289)	—	(569)
Cash and Cash Equivalents at Beginning of Period	156	188	711	—	1,055

Cash and Cash Equivalents at End of Period	$(7)	$71	$422	$—	$486

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006, and 2005

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts	Deductions	End of Period
	(In millions)

Allowance for doubtful accounts, deducted from accounts receivable
Year ended December 31, 2007	$1	$—	$—	$—	$1
Year ended December 31, 2006	2	—	—	(1)	1
Year ended December 31, 2005	1	2	—	(1)	2
Income tax valuation allowance, deducted from deferred tax assets
Year ended December 31, 2007	$581	$6	$8	$(56)	$539
Year ended December 31, 2006	836	(10)	(81)	(164)	581
Year ended December 31, 2005	788	22	85	(59)	836

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG Energy, Inc.
(Registrant)

/s/  David W. Crane
David W. Crane,
Chief Executive Officer
(Principal Executive Officer)

/s/  Robert C. Flexon
Robert C. Flexon,
Chief Financial Officer
(Principal Financial Officer)

/s/  Carolyn J. Burke
Carolyn J. Burke,
Controller
(Principal Accounting Officer)

Date: February 28, 2008

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints David W. Crane, J. Andrew Murphy, Tanuja M. Dehne and Brian Curci, each or any of them, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2008.

Signature	Title	Date

/s/ David W. Crane David W. Crane	President, Chief Executive Officer and Director	February 28, 2008

/s/ Howard E. Cosgrove Howard E. Cosgrove	Chairman of the Board	February 28, 2008

/s/ John F. Chlebowski John F. Chlebowski	Director	February 28, 2008

/s/ Lawrence S. Coben Lawrence S. Coben	Director	February 28, 2008

/s/ Stephen L. Cropper Stephen L. Cropper	Director	February 28, 2008

/s/ William E. Hantke William E. Hantke	Director	February 28, 2008

/s/ Paul W. Hobby Paul W. Hobby	Director	February 28, 2008

/s/ Maureen Miskovic Maureen Miskovic	Director	February 28, 2008

/s/ Anne C. Schaumburg Anne C. Schaumburg	Director	February 28, 2008

/s/ Herbert H. Tate Herbert H. Tate	Director	February 28, 2008

/s/ Thomas H. Weidemeyer Thomas H. Weidemeyer	Director	February 28, 2008

/s/ Walter R. Young Walter R. Young	Director	February 28, 2008

EXHIBIT INDEX

2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.(5)
2.2	First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.(5)
2.3	Acquisition Agreement, dated as of September 30, 2005, by and among NRG Energy, Inc., Texas Genco LLC and the Direct and Indirect Owners of Texas Genco LLC.(11)
3.1	Amended and Restated Certificate of Incorporation.(16)
3.2	Amended and Restated By-Laws.(1)
3.3	Certificate of Designation of 4.0% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 20, 2004.(7)
3.4	Certificate of Designations of 3.625% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 11, 2005.(17)
3.5	Certificate of Designations of 5.75% Mandatory Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 27, 2006.(19)
3.6	Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on August 14, 2006.(27)
3.7	Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance II LLC, as filed with the Secretary of State of Delaware on August 14, 2006.(27)
4.1	Supplemental Indenture dated as of December 30, 2005, among NRG Energy, Inc., the subsidiary guarantors named on Schedule A thereto and Law Debenture Trust Company of New York, as trustee.(13)
4.2	Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.(2)
4.3	Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.(2)
4.4	NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.(2)
4.5	Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.(3)
4.6	Registration Rights Agreement, dated December 21, 2004, by and among NRG Energy, Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.(6)
4.7	Specimen of Certificate representing common stock of NRG Energy, Inc.(26)
4.8	Indenture, dated February 2, 2006, among NRG Energy, Inc. and Law Debenture Trust Company of New York.(19)
4.9	First Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(20)
4.10	Second Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(20)
4.11	Form of 7.250% Senior Note due 2014.(20)
4.12	Form of 7.375% Senior Note due 2016.(20)

4.13		Third Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(22)
4.14		Fourth Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(22)
4.15		Fifth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(23)
4.16		Sixth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(23)
4.17		Seventh Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(28)
4.18		Eighth Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(28)
4.19		Ninth Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(29)
4.20		Tenth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(33)
4.21		Eleventh Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(33)
4.22		Twelfth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(33)
4.23		Thirteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(34)
4.24		Fourteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(34)
4.25		Fifteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(34)
4.26		Form of 7.375% Senior Note due 2017.(29)
10.1		Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.(4)
10.2		Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.(4)
10	.3*	Form of NRG Energy Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Officers and Key Management.(15)
10	.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.(15)
10	.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Non-Qualified Stock Option Agreement.(8)
10	.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.(8)
10	.7*	Form of NRG Energy, Inc. Long Term Incentive Plan Performance Unit Agreement.(15)

10	.8*	Annual Incentive Plan for Designated Corporate Officers.(9)
10	.9*	Letter Agreement, dated February 19, 2004, between NRG Energy, Inc. and Robert C. Flexon.(8)
10.10		Railroad Car Full Service Master Leasing Agreement, dated as of February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.(15)
11.11		Commitment Letter, dated February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.(15)
10.12		Purchase Agreement (West Coast Power) dated as of December 27, 2005, by and among NRG Energy, Inc., NRG West Coast LLC (Buyer), DPC II Inc. (Seller) and Dynegy, Inc.(14)
10.13		Purchase Agreement (Rocky Road Power), dated as of December 27, 2005, by and among Termo Santander Holding, L.L.C.(Buyer), Dynegy, Inc., NRG Rocky Road LLC (Seller) and NRG Energy, Inc.(14)
10	.14*	Letter Agreement, dated June 21, 2005, between NRG Energy, Inc. and Kevin T. Howell.(18)
10.15		Stock Purchase Agreement, dated as of August 10, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(17)
10.16		Accelerated Share Repurchase Agreement, dated as of August 11, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(17)
10.17		Investor Rights Agreement, dated as of February 2, 2006, by and among NRG Energy, Inc. and Certain Stockholders of NRG Energy, Inc. set forth therein.(21)
10.18		Terms and Conditions of Sale, dated as of October 5, 2005, between Texas Genco II LP and Freight Car America, Inc., (including the Proposal Letter and Amendment thereto) (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).(25)
10	.19*	Employment Agreement, dated March 3, 2006, between NRG Energy, Inc. and David Crane.(25)
10	.20*	CEO and CFO Compensation Table.(30)
10	.21*	NRG Energy, Inc. Director Compensation Table.(24)
10.22		Limited Liability Company Agreement of NRG Common Stock Finance I LLC.(27)
10.23		Limited Liability Company Agreement of NRG Common Stock Finance II LLC.(27)
10.24		Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC.(27)
10.25		Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance II LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC, as agent.(27)
10.26		Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.(27)
10.27		Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance II LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.(27)
10.28		Common Interest Purchase Agreement, dated August 4, 2006, between NRG Energy, Inc. and NRG Common Stock Finance I LLC.(27)
10.29		Common Interest Purchase Agreement, dated August 4, 2006, between NRG Energy, Inc. and NRG Common Stock Finance II LLC.(27)
10.30		Second Amended and Restated Credit Agreement, dated June 8, 2007, by and among NRG Energy, Inc., the lenders party thereto, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Citicorp North America Inc. and Credit Suisse.(32)
10.31		Credit Agreement dated June 8, 2007 by and among NRG Holdings, Inc., the lenders party thereto, Credit Suisse Securities (USA) LLC, Credit Suisse and Citigroup Global Markets Inc.(32)
10	.32*	Amended and Restated Long-Term Incentive Plan, dated December 8, 2006.(31)
10	.33*	Named Executive Officer Compensation.(1)
10	.34*	NRG Energy, Inc. Executive and Key Management Change-in-Control and General Severance Agreement, dated May 24, 2006.(31)
12.1		NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges.(1)
12.2		NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.(1)

21	Subsidiaries of NRG Energy. Inc.(1)
23.1	Consent of KPMG LLP.(1)
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane.(1)
31.2	Rule 13a-14(a)/15d-14(a) certification of Robert C. Flexon.(1)
31.3	Rule 13a-14(a)/15d-14(a) certification of Carolyn J. Burke.(1)
32	Section 1350 Certification.(1)

*	Exhibit relates to compensation arrangements.

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 16, 2004.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 31, 2003.

(4)	Incorporated herein by reference to NRG Energy Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-33397.

(5)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 19, 2003.

(6)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 27, 2004.

(7)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 27, 2004.

(8)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(9)	Incorporated herein by reference to NRG Energy, Inc.’s 2004 proxy statement on Schedule 14A filed on July 12, 2004.

(10)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

(11)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 3, 2005.

(12)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

(13)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on January 4, 2006.

(14)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 28, 2005.

(15)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 30, 2005.

(16)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 24, 2005.

(17)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 11, 2005.

(18)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 3, 2005.

(19)	Incorporated herein by reference to NRG Energy, Inc.’s Form 8-A filed on January 27, 2006.

(20)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 6, 2006.

(21)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 8, 2006.

(22)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on March 16, 2006.

(23)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 3, 2006.

(24)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 4, 2006.

(25)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 7, 2006.

(26)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on August 4, 2006.

(27)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 10, 2006.

(28)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 14, 2006.

(29)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 27, 2006.

(30)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 26, 2007.

(31)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on May 2, 2007.

(32)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on June 13, 2007.

(33)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 20, 2007.

(34)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on September 4, 2007.