Form 10-Q
period 2008-03-31
NRG ENERGY, INC.
filed 2008-05-01
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
     As of April 25, 2008, there were 235,921,977 shares of common stock outstanding, par value $0.01 per share.

Index

Page No.
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION	3
GLOSSARY OF TERMS	4
PART I — FINANCIAL INFORMATION	6
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES	6
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 4 — CONTROLS AND PROCEDURES	62
PART II — OTHER INFORMATION	63
ITEM 1 — LEGAL PROCEEDINGS	63
ITEM 1A — RISK FACTORS	63
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	63
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	63
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	63
ITEM 5 — OTHER INFORMATION	63
ITEM 6 — EXHIBITS	63
SIGNATURES	65
EX-3.1: CERTIFICATE OF AMENDMENT TO CERTIFICATE OF DESIGNATIONS
EX-10.1: AMENDED AND RESTATED CONTRIBUTION AGREEMENT
EX-10.2: CONTRIBUTION AGREEMENT
EX-10.3: MULTI-UNIT AGREEMENT
EX-10.4: AMENDED AND RESTATED OPERATING AGREEMENT
EX-10.5: AMENDMENT AGREEMENT
EX-10.6: PREFERRED INTEREST AMENDMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32: CERTIFICATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “projects”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause NRG’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Risks Related to NRG in Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, and the following:
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

•
NRG’s ability to operate its businesses efficiently, manage capital expenditures and costs tightly, and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;

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

•
Operating and financial restrictions placed on NRG and its subsidiaries that are contained in the indentures governing NRG’s outstanding notes, in NRG’s Senior Credit Facility, and in debt and other agreements of certain of NRG subsidiaries and project affiliates generally;

•
NRG’s ability to implement its RepoweringNRG strategy of developing and building new power generation facilities, including new nuclear units, Integrated Gasification Combined Cycle, or IGCC, units and wind projects;

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

GLOSSARY OF TERMS
     When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Acquisition	February 2, 2006 acquisition of Texas Genco LLC, now referred to as the Company’s Texas region
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
Baseload capacity	Electric power generation capacity normally expected to serve loads on an around-the-clock basis throughout the calendar year
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Capital Allocation Program	Share repurchase program announced in August 2006
CDWR	California Department of Water Resources
CL&P	Connecticut Light & Power
CO2	Carbon dioxide
COLA	Combined Operating License Application
CSF I	NRG Common Stock Finance I LLC
CSF II	NRG Common Stock Finance II LLC
DPUC	Connecticut Department of Public Utility Control
EFOR	Equivalent Forced Outage Rates — considers the equivalent impact that forced de-ratings have in addition to full forced outages
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization for establishing standards for financial accounting and reporting
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN46R	FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”
FSP	FASB Staff Position
GHG	Greenhouse Gases
Hedge Reset	Net settlement of long-term power contracts and gas swaps by negotiating prices to current market completed in November 2006
IGCC	Integrated Gasification Combined Cycle
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
ISO-NE	ISO New England, Inc.
ITISA	Itiquira Energetica S.A.
kW	Kilowatts
kWh	Kilowatt-hours
Letter of Credit Facility	NRG’s $1.3 billion senior secured synthetic letter of credit facility which matures on February 1, 2013
LFRM	Locational Forward Reserve Market
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Prices
LTIP	Long Term Incentive Plan
MACT	Maximum Achievable Control Technology
Merit Order	A term used for the ranking of power stations in terms of increasing order of fuel costs
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
NAAQS	National Ambient Air Quality Standard
NEPOOL	New England Power Pool
New York Rest of State	New York State excluding New York City
NiMo	Niagara Mohawk Power Corporation
NINA	Nuclear Innovation North America LLC
NOx	Nitrogen oxide
NOL	Net Operating Loss
NOV	Notice of Violation

GLOSSARY OF TERMS (cont’d)

NPNS	Normal Purchase Normal Sale
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NYISO	New York Independent System Operator
NYPA	New York Power Authority
OCI	Other Comprehensive Income
Phase II 316(b) Rule	A section of the Clean Water Act regulating cooling water intake structures
PJM	PJM Interconnection LLC
PJM Market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia
PMI	NRG Power Marketing LLC, a wholly-owned subsidiary of NRG which procures transportation and fuel for the Company’s generation facilities, sells the power from these facilities, and manages all commodity trading and hedging for NRG
PPA	Power Purchase Agreement
PPM	Parts per Million
PSD	Prevention of Significant Deterioration
Repowering	Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency
RepoweringNRG	NRG’s program designed to develop, finance, construct and operate new, highly efficient, environmentally responsible capacity over the next decade
Revolving Credit Facility	NRG’s $1 billion senior secured credit facility which matures on February 2, 2011
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RPM	Reliability Pricing Model — term for capacity market in PJM market
RTO	Regional Transmission Organization, also referred to as an Independent System Operator, or ISO
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Senior Credit Facility	NRG’s senior secured facility, which is comprised of a Term B loan facility which matures on February 1, 2013, a $1.3 billion Letter of Credit Facility, and a $1 billion Revolving Credit Facility, which matures on February 2, 2011
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141R	SFAS No. 141 (revised 2007), “Business Combinations”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 160	SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”
SFAS 161	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”
SO2	Sulfur dioxide
SOP	Statement of Position issued by the American Institute of Certified Public Accountants
STP	South Texas Project — Nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company
Texas Genco	Texas Genco LLC, now referred to as the Company’s Texas region
Tosli	Tosli Acquisition B.V.
US	United States of America
USEPA	United States Environmental Protection Agency
U.S. GAAP	Accounting principles generally accepted in the United States
VAR	Value at Risk
VIE	Variable Interest Entity
WCP	West Coast Power (Generation) Holdings, LLC

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
(In millions except per share amounts)	2008	2007

Operating Revenues
Total operating revenues	$1,302	$1,299

Operating Costs and Expenses
Cost of operations	804	781
Depreciation and amortization	161	160
General and administrative	75	85
Development costs	12	23

Total operating costs and expenses	1,052	1,049
Gain on sale of assets	—	17

Operating Income	250	267

Other Income/(Expense)
Equity in (losses)/earnings of unconsolidated affiliates	(4)	13
Other income, net	9	15
Interest expense	(153)	(179)

Total other expense	(148)	(151)

Income From Continuing Operations Before Income Taxes	102	116
Income tax expense	54	55

Income From Continuing Operations	48	61
Income from discontinued operations, net of income taxes	4	4

Net Income	$52	$65
Preferred stock dividends	14	14

Income Available for Common Stockholders	$38	$51

Weighted average number of common shares outstanding — basic	236	244
Income from continuing operations per weighted average common share — basic	$0.14	$0.19
Income from discontinued operations per weighted average common share — basic	0.02	0.02

Net Income per Weighted Average Common Share — Basic	$0.16	$0.21

Weighted average number of common shares outstanding — diluted	245	271
Income from continuing operations per weighted average common share — diluted	$0.14	$0.19
Income from discontinued operations per weighted average common share — diluted	0.02	0.01

Net Income per Weighted Average Common Share — Diluted	$0.16	$0.20

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
(in millions, except shares and par value)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$834	$1,132
Restricted cash	39	29
Accounts receivable, less allowance for doubtful accounts of $1 and $1	456	482
Inventory	454	451
Derivative instruments valuation	2,389	1,034
Deferred income taxes	325	124
Prepayments and other current assets	408	259
Current assets — discontinued operations	59	51

Total current assets	4,964	3,562

Property, plant and equipment, net of accumulated depreciation of $1,848 and $1,695	11,279	11,320

Other Assets
Equity investments in affiliates	451	425
Notes receivable and capital lease, less current portion	529	491
Goodwill	1,786	1,786
Intangible assets, net of accumulated amortization of $392 and $372	852	873
Nuclear decommissioning trust fund	365	384
Derivative instruments valuation	480	150
Other non-current assets	171	176
Intangible assets held-for-sale	3	14
Non-current assets — discontinued operations	94	93

Total other assets	4,731	4,392

Total Assets	$20,974	$19,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$130	$466
Accounts payable	349	384
Derivative instruments valuation	2,644	917
Accrued expenses and other current liabilities	293	473
Current liabilities — discontinued operations	37	37

Total current liabilities	3,453	2,277

Other Liabilities
Long-term debt and capital leases	8,101	7,895
Nuclear decommissioning reserve	311	307
Nuclear decommissioning trust liability	300	326
Deferred income taxes	884	843
Derivative instruments valuation	1,332	759
Out-of-market contracts	550	628
Other non-current liabilities	485	412
Non-current liabilities — discontinued operations	79	76

Total non-current liabilities	12,042	11,246

Total Liabilities	15,495	13,523

3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	247	247
Commitments and Contingencies Stockholders’ Equity
Preferred stock (at liquidation value, net of issuance costs)	892	892
Common Stock	3	3
Additional paid-in capital	4,095	4,092
Retained earnings	1,308	1,270
Less treasury stock, at cost — 25,832,200 and 24,550,600 shares	(693)	(638)
Accumulated other comprehensive loss	(373)	(115)

Total Stockholders’ Equity	5,232	5,504

Total Liabilities and Stockholders’ Equity	$20,974	$19,274

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)
Three months ended March 31,	2008	2007

Cash Flows from Operating Activities
Net income	$52	$65
Adjustments to reconcile net income to net cash provided by operating activities
Distributions and equity in (earnings)/loss of unconsolidated affiliates	6	(10)
Depreciation and amortization	161	160
Amortization of nuclear fuel	15	14
Amortization and write-off of financing costs and debt discount/premiums	8	9
Amortization of intangibles and out-of-market contracts	(66)	(29)
Changes in deferred income taxes and liability for unrecognized tax benefits	49	47
Changes in nuclear decommissioning trust liability	9	9
Changes in derivatives	132	90
Changes in collateral deposits supporting energy risk management activities	(150)	(120)
Gain on sale of assets	—	(17)
Gain on sale of emission allowances	(14)	(5)
Amortization of unearned equity compensation	7	7
Cash used by changes in other working capital	(149)	(114)

Net Cash Provided by Operating Activities	60	106

Cash Flows from Investing Activities
Capital expenditures	(164)	(107)
Increase in restricted cash, net	(10)	(5)
Decrease in notes receivable	9	9
Purchases of emission allowances	(1)	(61)
Proceeds from sale of emission allowances	31	32
Investments in nuclear decommissioning trust fund securities	(144)	(68)
Proceeds from sales of nuclear decommissioning trust fund securities	135	59
Proceeds from sale of assets	12	29

Net Cash Used by Investing Activities	(132)	(112)

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	(14)	(14)
Payment of financing element of acquired derivatives	(1)	—
Payment for treasury stock	(55)	(103)
Proceeds from issuance of common stock, net of issuance costs	2	—
Payment of deferred debt issuance costs	(2)	—
Payments for short and long-term debt	(154)	(19)

Net Cash Used by Financing Activities	(224)	(136)

Change in cash from discontinued operations	(6)	(5)
Effect of exchange rate changes on cash and cash equivalents	4	2

Net Decrease in Cash and Cash Equivalents	(298)	(145)
Cash and Cash Equivalents at Beginning of Period	1,132	777

Cash and Cash Equivalents at End of Period	$834	$632

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accounting policies NRG follows are set forth in Note 2 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.
     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007, respectively. Certain prior-year amounts have been reclassified for comparative purposes.
     Stock Split
     In May 2007, NRG completed a two-for-one stock split of the Company’s outstanding shares of common stock, which was effected through a stock dividend. All share and per share amounts presented for the three months ended March 31, 2007 retroactively reflect the effect of the stock split.
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
     Investment in Affiliate
     In February 2008, a wholly owned subsidiary of NRG entered into a 50/50 joint venture with a subsidiary of BP Alternative Energy North America Inc., or BP, to build and own the Sherbino I Wind Farm LLC, or Sherbino. This is a 150 MW wind project consisting of 50 Vestas 3 MW wind turbine generators, located in the West zone of Texas’ ERCOT power market, or Texas West. A wholly owned subsidiary of NRG is managing the construction, which began in late 2007, and is being conducted by an independent engineering, procurement and construction, or EPC, contractor. The project is scheduled to begin commercial operations during the fourth quarter 2008 at which time an affiliate of BP will manage the operations.
     The project will be funded through a combination of equity contributions from the owners and non-recourse project-level debt. NRG delivered a promissory note to Sherbino of $59 million to support its initial capital contribution, payable no later than December 1, 2008, made an additional contribution of $17 million on April 18, 2008, and expects to provide another $11 million by year-end, bringing its total expected equity contribution to $87 million. NRG has posted a letter of credit in this amount. NRG’s maximum exposure to loss is limited to its expected equity investments.
     Sherbino has entered into a long-term natural gas swap to mitigate a portion of power price risk for its expected power generation. As the changes in natural gas prices and in Texas West power prices do not meet the required correlation for cash flow hedge accounting, Sherbino will account for the natural gas swap hedge under mark-to-market accounting.

     The Company has determined that Sherbino is a variable interest entity, or VIE, but that the Company is not the primary beneficiary that is required to consolidate Sherbino under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46R. Consequently, NRG accounts for its investment in Sherbino under the equity method of accounting. NRG’s share of mark-to-market results of the natural gas swap will be included in NRG’s equity in earnings of Sherbino. NRG’s investment at March 31, 2008, net of its promissory note commitment, is a negative $18 million, which is included in “Equity Investments in Affiliates” on the condensed consolidated balance sheet.
     Recent Accounting Developments
     The Company partially adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB also issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which permitted delayed application of this statement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, statement of operations, and cash flows. The Company is currently evaluating the impact of the deferred portion of SFAS 157 on the Company’s consolidated financial position, statement of operations, and cash flows.
     The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, or SFAS 159, on January 1, 2008. This statement provides entities with an option to measure and report selected financial assets and liabilities at fair value. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. The Company does not intend to apply this standard to any of its eligible assets or liabilities; therefore there was no impact on NRG’s consolidated financial position, results of operations, or cash flows.
     The Company adopted FSP FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1, which amends FIN 39, Offsetting of Amounts Related to Certain Contracts, on January 1, 2008. FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions. Under the guidance in this FSP, entities may choose to offset derivative positions in the financial statements against the fair value of amounts recognized as cash collateral paid or received under those arrangements. The Company chose not to offset positions as defined in this FSP; therefore there was no impact on NRG’s consolidated financial position, results of operations, or cash flows.
     NRG has non-qualified stock options for which it has insufficient historical exercise data and therefore estimates the expected term using the simplified method, as allowed under Staff Accounting Bulletin (SAB) No. 107, Share Based Payment, or SAB 107. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods, which eliminates the December 31, 2007 expiration of SAB 107’s permission to use this simplified method. NRG will therefore continue to use this simplified method, for as long as the Company deems it to be the most appropriate method.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement applies prospectively to all business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008. The statement establishes principles and requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. As discussed further in Note 11, SFAS 141R will change the application of fresh start accounting to certain of the Company’s unrecognized tax benefits. NRG is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, Consolidated Financial Statements, or SFAS 160. This Statement amends ARB No. 51 to establish accounting and reporting standards for the minority interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This Statement shall be effective and applied prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively. NRG is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flows.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The enhanced disclosures regarding derivative and hedging instruments required by SFAS 161 are relevant to NRG, but will not have an impact on the Company’s results of operations, financial position, or cash flows.
Note 2 — Comprehensive Loss
     The following table summarizes the components of the Company’s comprehensive loss.

(In millions)
Three months ended March 31,	2008	2007

Net income	$52	$65

Changes in derivative activity, net of tax	(302)	(283)
Foreign currency translation adjustment, net of tax	42	10
Unrealized gain on available-for-sale securities, net of tax	2	—

Other comprehensive loss, net of tax	(258)	(273)

Comprehensive loss	$(206)	$(208)

     The following table summarizes the changes in the Company’s accumulated other comprehensive loss.

(In millions)
As of March 31,	2008

Accumulated other comprehensive loss as of December 31, 2007	$(115)
Changes in derivative activity, net of tax	(302)
Foreign currency translation adjustments, net of tax	42
Unrealized gain on available-for-sale securities, net of tax	2

Accumulated other comprehensive loss as of March 31, 2008	$(373)

Note 3 — Discontinued Operations
     The assets and liabilities reported in the balance sheet as discontinued operations represent those of Itiquira Energetica S.A., or ITISA. On December 18, 2007, NRG entered into a sale and purchase agreement to sell its 100% interest in Tosli Acquisition B.V., or Tosli, which holds all NRG’s interest in ITISA, to Brookfield Power Inc., a wholly-owned subsidiary of Brookfield Asset Management Inc. On April 28, 2008, NRG completed the sale and received $288 million in cash proceeds. The sale process will remove approximately $153 million of assets, including $53 million of cash, and approximately $116 million of liabilities, including $61 million of debt, that are classified as discontinued assets and liabilities on the condensed consolidated balance sheet as of March 31, 2008. NRG expects to recognize a pre-tax gain of approximately $250 million and net pre-tax cash additions of approximately $234 million, subject to a purchase price adjustment to be finalized within 90 days of the sale date.
     Summarized operating results for the Company’s discontinued operations, consisting of ITISA’s activities, were as follows:

(In millions)
Three months ended March 31,	2008	2007

Operating revenues	$15	$11
Pre-tax income	7	5
Income from discontinued operations, net of income taxes	4	4

Note 4 — Fair Value of Financial Instruments
     The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
•
Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

•
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds and fair-value hedges.

•
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

     In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.
     The following table presents assets and liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

(In millions)	Fair Value
As of March 31, 2008	Level 1	Level 2	Level 3	Total

Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$30	$30
Marketable equity securities	10	—	—	10
Trust fund investments	216	131	25	372
Derivative assets	510	2,303	56	2,869

Total assets	$736	$2,434	$111	$3,281

Derivative liabilities	$566	$3,363	$47	$3,976

     The following table reconciles, for the period ended March 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs
	(Level 3)
(In millions)		Trust Fund
Three months ended March 31, 2008	Debt Securities	Investments	Derivatives	Total

Beginning balance as of January 1, 2008	$32	$37	$27	$96
Total gains and losses (realized/unrealized)
Included in earnings	(2)	—	(35)	(37)
Included in nuclear decommissioning obligations	—	(2)	—	(2)
Included in other comprehensive income	—	—	10	10
Purchases/(sales)	—	(9)	(11)	(20)
Transfer in/(out) of Level 3	—	(1)	18	17

Ending balance as of March 31, 2008	$30	$25	$9	$64

The amount of the total gains or losses for the period included in earnings attributable to the change in unrealized gains and losses relating to assets still held as of March 31, 2008	$(2)	$—	$(28)	$(30)

     Realized and unrealized gains and losses included in earnings that are related to the debt securities are recorded in other income, while those related to derivatives are recorded in operating revenues.
     Non-derivative fair value measurements
     NRG’s debt securities are classified as Level 3 and consist of non-traded debt instruments that are valued based on discounted cash flow methodology which utilizes significant assumptions that are unobservable.
     The trust fund investments are held primarily to satisfy NRG’s nuclear decommissioning obligations. These trust fund investments hold debt and equity securities directly and equity securities indirectly through commingled funds. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. In addition, U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. Commingled funds, which are analogous to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair value of commingled funds are based on net asset values per fund share (the unit of account), derived from the quoted prices in active markets of the underlying equity securities. However, because the shares in the commingled funds are not publicly quoted, not traded in an active market and are subject to certain restrictions regarding their purchase and sale, the commingled funds are categorized in Level 3.
     Derivative fair value measurements
     The majority of NRG’s energy related contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets represent contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black Scholes model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2008 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
     Credit Risk Associated with Derivative Instruments
     NRG would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of the contracts as of the reporting date. For energy-related derivative instruments, NRG attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduces NRG’s exposure to counterparty credit risk by providing for the offset of amounts payable against amounts receivable to or from the counterparty. Each enabling agreement is commodity specific and so netting is limited to transactions involving that specific commodity except where master netting agreements exist that allow for cross commodity netting. In addition to payment netting language, the credit risk group establishes credit limits and collateral requirements for a counterparty as defined in the enabling agreements. Counterparty credit limits are based on an internal credit assessment that considers a variety of quantitative and qualitative factors, including but not limited to the financial health of the counterparty, credit ratings and risk management capabilities. To the extent that a credit limit is exceeded by the counterparty, NRG will require the counterparty to post collateral as specified in the enabling agreement. NRG’s credit risk group monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and portfolio basis.
     Under the guidance of FSP FIN 39-1, entities may choose to offset derivative positions in the financial statements against the fair value of the amounts recognized as cash collateral paid or received under those arrangements. The Company has credit arrangements within various agreements to call on or pay additional collateral support. The Company has chosen not to offset positions as defined in this FSP. As of March 31, 2008, the Company has the right to reclaim $241 million of cash collateral paid and the obligation to return $20 million of cash collateral received. These amounts are included in other current assets and liabilities, respectively.

Note 5 — Accounting for Derivative Instruments and Hedging Activities
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133, requires NRG to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a Normal Purchase Normal Sale, or NPNS, exception. If certain conditions are met, NRG may be able to designate certain derivatives as cash flow hedges and defer the effective portion of the change in fair value of the derivatives to Other Comprehensive Income, or OCI, until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge is immediately recognized in earnings.
     Accumulated Other Comprehensive Income
     The following tables summarize the effects of SFAS 133 on NRG’s OCI balance attributable to hedged derivatives, net of tax:

(In millions)	Energy	Interest
Three months ended March 31, 2008	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2007	$(234)	$(31)	$(265)
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(15)	—	(15)
Mark-to-market of hedge contracts	(244)	(43)	(287)

Accumulated OCI balance at March 31, 2008	$(493)	$(74)	$(567)

Losses expected to be realized from OCI during the next 12 months, net of $69 tax	$(104)	$(2)	$(106)

(In millions)	Energy	Interest
Three months ended March 31, 2007	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2006	$193	$16	$209
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(17)	—	(17)
Mark-to-market of hedge contracts	(259)	(7)	(266)

Accumulated OCI balance at March 31, 2007	$(83)	$9	$(74)

     As of March 31, 2008 and 2007, the net balances in OCI relating to SFAS 133 were unrecognized losses of approximately $567 million and $74 million, which were net of $371 million and $50 million, respectively, in income taxes.
     Statement of Operations
     In accordance with SFAS 133, unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives and ineffectiveness of hedge derivatives are reflected in current period earnings.
     The following tables summarizes the pre-tax effects of non-hedge derivatives, derivatives that do not qualify as hedges, and ineffectiveness of hedge derivatives on NRG’s statement of operations:

	Three months ended March 31,
(In millions)	2008	2007

Revenue from operations — energy commodities	$(141)	$(90)
Interest expense — interest rate swaps	—	—

Total impact to statement of operations	$(141)	$(90)

     For the three months ended March 31, 2008, the unrealized loss associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $141 million is comprised of $97 million of fair value decreases in forward sales of electricity and fuel, a $45 million loss due to the ineffectiveness associated with financial forward contracted electric and gas sales, $15 million from the reversal of mark-to-market gains which ultimately settled as financial revenues of which $10 million was related to economic hedges and $5 million was related to trading activity. In addition, the Company recorded $16 million of gains associated with open positions also related to trading activity.
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
Note 6 — Long Term Debt
     Debt Related to Capital Allocation Program
     In March 2008, the Company executed an arrangement with Credit Suisse to extend the notes and preferred interest maturities of NRG Common Stock Finance I, LLC, or CSF I, from October 2008 to June 2010. In addition, the settlement date for any share price appreciation beyond a 20% compound annual growth rate since the original date of purchase by CSF I was extended 30 days to early December 2008. As part of this extension arrangement, the Company contributed 795,503 treasury shares to CSF I as additional collateral to maintain a blended interest rate in the CSF I facility of approximately 7.5%. Accordingly, the amount due at maturity in June 2010 for the CSF I notes and preferred interests is $248 million.
     Senior Credit Facility
     Beginning in 2008, NRG must annually offer a portion of its excess cash flow (as defined in the Senior Credit Facility) for the prior year to its first lien lenders under the Company’s Term B loan. The percentage of the excess cash flow offered to these lenders is dependent upon the Company’s consolidated leverage ratio (as defined in the Senior Credit Facility) at the end of the preceding year. Of the amount offered, the first lien lenders must accept 50%, while the remaining 50% may either be accepted or rejected at the lenders' option. The mandatory annual offer required for 2008 was $446 million, against which the Company made a prepayment of $300 million in December 2007. Of the remaining $146 million, the lenders accepted a repayment of $143 million in March 2008. The amount retained by the Company can be used for investments, capital expenditures and other items as permitted by the Senior Credit Facility.
Note 7 — Changes in Capital Structure
     The following table reflects the changes in NRG’s common stock issued and outstanding during the three months ended March 31, 2008 and 2007:

	Authorized	Issued	Treasury	Outstanding

Balance as of December 31, 2007	500,000,000	261,285,529	(24,550,600)	236,734,929
2008 Capital Allocation Program	—		(1,281,600)	(1,281,600)
Shares issued from LTIP through March 31, 2008	—	93,251		93,251

Balance as of March 31, 2008	500,000,000	261,378,780	(25,832,200)	235,546,580

Balance as of December 31, 2006	500,000,000	274,248,264	(29,601,162)	244,647,102
Capital Allocation Program — Phase II	—	—	(3,000,000)	(3,000,000)
Shares issued from LTIP through March 31, 2007	—	598,914	—	598,914

Balance as of March 31, 2007	500,000,000	274,847,178	(32,601,162)	242,246,016

     Common Stock
     NRG’s authorized shares of common stock consist of 500 million shares. Common stock issued as of March 31, 2008 and 2007 was 261,378,780 and 274,847,178 shares, respectively.
     Treasury Stock
     In December 2007, the Company initiated its 2008 Capital Allocation Program, with the repurchase of 2,037,700 shares of NRG common stock during that month for approximately $85 million. This was followed in January 2008 with the repurchase of an additional 344,000 shares of NRG common stock for approximately $15 million. In February 2008, the Company’s Board of Directors authorized an additional $200 million in common share repurchases that would raise the total 2008 Capital Allocation Program to approximately $300 million. In March 2008, the Company repurchased an additional 937,600 shares of NRG common stock in the open market for approximately $40 million. As of March 31, 2008, NRG had repurchased a total of 3,319,300 shares of NRG common stock at a cost of approximately $140 million as part of its 2008 Capital Allocation Program.

Note 8 — Equity Compensation
     Non-Qualified Stock Options, or NQSO’s
     The following table summarizes the Company’s NQSO activity as of March 31, 2008 and the changes during the three months then ended:

		Weighted	Aggregate Intrinsic
		Average	Value
	Shares	Exercise Price	(In millions)

Outstanding as of December 31, 2007	3,579,775	$19.98
Granted	929,500	42.63
Forfeited	(20,667)	34.11
Exercised	(73,204)	23.42

Outstanding at March 31, 2008	4,415,404	24.62	$63
Exercisable at March 31, 2008	2,413,256	$16.87	53

     The weighted average grant date fair value of NQSO’s granted for the three months ending March 31, 2008 was $11.08.
     Restricted Stock Units, or RSU’s
     The following table summarizes the Company’s non-vested RSU awards as of March 31, 2008 and changes during the three months then ended:

		Weighted Average Grant-
		Date
Non-vested Shares	Shares	Fair Value Per Unit

Non-vested as of December 31, 2007	1,588,316	$26.99
Granted	136,000	41.66
Vested	(16,400)	18.26
Forfeited	(16,790)	31.09

Non-vested as of March 31, 2008	1,691,126	$28.21

     Performance Units, or PU’s
     The following table summarizes the Company’s non-vested PU awards as of March 31, 2008 and changes during the three months then ended:

		Weighted Average
		Grant- Date
Non-vested Shares	Shares	Fair Value Per Unit

Non-vested as of December 31, 2007	536,764	$20.18
Granted	179,900	28.90
Forfeited	(8,000)	21.25

Non-vested as of March 31, 2008	708,664	$22.38

Note 9 — Earnings Per Share
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
     The reconciliation of basic earnings per common share to diluted earnings per share is as follows:

	Three months ended March 31,
(In millions, except per share data)	2008	2007

Basic earnings per share
Numerator:
Income from continuing operations	$48	$61
Preferred stock dividends	(14)	(14)

Net income available to common stockholders from continuing operations	34	47
Discontinued operations, net of income tax expense	4	4
Net income available to common stockholders	$38	$51

Denominator:
Weighted average number of common shares outstanding	236.3	244.0
Basic earnings per share:
Income from continuing operations	$0.14	$0.19
Discontinued operations, net of income tax expense	0.02	0.02

Net income	$0.16	$0.21

Diluted earnings per share
Numerator:
Net income available to common stockholders from continuing operations	$34	$47
Add preferred stock dividends for dilutive preferred stock	—	4

Adjusted income from continuing operations	34	51
Discontinued operations, net of tax	4	4

Net income available to common stockholders	$38	$55

Denominator:
Weighted average number of common shares outstanding	236.3	244.0
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	3.7	3.2
Incremental shares attributable to embedded derivatives of certain financial instruments (if-converted method)	5.3	2.3
Incremental shares attributable to assumed conversion features of outstanding preferred stock (if-converted method)	—	21.0

Total dilutive shares	245.3	270.5
Diluted earnings per share:
Income from continuing operations	$0.14	$0.19
Income from discontinued operations, net of tax	0.02	0.01

Net income	$0.16	$0.20

Effects on Earnings per Share
     The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted earnings per share:

	Three months ended March 31,
(In millions of shares)	2008	2007

Equity compensation (NQSO’s and PU’s)	1.3	1.0
4.0% convertible preferred stock	21.0	—
5.75% convertible preferred stock	16.5	16.5
Embedded derivative of 3.625% redeemable perpetual preferred stock	12.2	14.5
Embedded derivative of preferred interests and notes issued by CSF I and CSF II	16.8	17.6

Total	67.8	49.6

Note 10 — Segment Reporting
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

	Wholesale Power Generation
(In millions)			South
Three months ended March 31, 2008	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$649	$360	$179	$38	$38	$44	$(5)	$(1)	$1,302
Depreciation and amortization	113	26	17	1	—	3	1	—	161
Equity in (losses)/earnings of unconsolidated affiliates	(18)	—	—	(2)	16	—	—	—	(4)
Income/(loss) from continuing operations before income taxes	67	59	39	12	24	5	(104)	—	102
Income from discontinued operations, net of income taxes	—	—	—	—	4	—	—	—	4

Net income/(loss)	$37	$59	$39	$12	$24	$5	$(124)	$—	$52

Total assets	$12,072	$1,550	$972	$255	$1,276	$214	$14,447	$(9,812)	$20,974

	Wholesale Power Generation
(In millions)			South
Three months ended March 31, 2007	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$695	$342	$150	$28	$32	$49	$5	$(2)	$1,299
Depreciation and amortization	114	25	17	—	—	3	1	—	160
Equity in (losses)/earnings of unconsolidated affiliates	—	—	—	(2)	15	—	—	—	13
Income/(loss) from continuing operations before income taxes	113	38	10	5	19	23	(92)	—	116
Income from discontinued operations, net of income taxes	—	—	—	—	4	—	—	—	4

Net income/(loss)	$60	$38	$10	$5	$17	$23	$(88)	$—	$65

Note 11 — Income Taxes
     Income tax expense from continuing operations for the three months ended March 31, 2008 and March 31, 2007 was $54 million and $55 million, respectively. The income tax expense for the three months ended March 31, 2008 included domestic tax expense of $50 million and foreign tax expense of $4 million. The income tax expense for the three months ended March 31, 2007 included domestic tax expense of $48 million and foreign tax expense of $7 million.
     A reconciliation of the U.S. statutory rate to NRG’s effective tax rate from continuing operations is as follows:

(In millions except rate data)
Three months ended March 31,	2008	2007

Income from continuing operations before income taxes	$102	$116
Tax at 35%	36	41
State taxes	6	6
Valuation allowance	8	—
Foreign operations	(3)	(1)
Foreign dividend	6	5
Non-deductible interest	3	3
Other permanent differences including subpart F income	(2)	1

Income tax expense	$54	$55

Effective income tax rate	52.9%	47.4%

     The effective income tax rate for the three months ended March 31, 2008 and 2007 differs from the U.S. statutory rate of 35% due to an establishment of valuation allowance, a taxable dividend from foreign operations and non-deductible interest, offset by earnings in foreign jurisdictions that are taxed at rates lower than the U.S. statutory rate.
     Deferred tax assets and valuation allowance
     Net deferred tax balance — As of March 31, 2008, NRG recorded a net deferred tax asset of $3 million. However, due to an assessment of positive and negative evidence, including projected capital gains and available tax planning strategies, NRG believes that it is more likely than not that a benefit will not be realized on $562 million of tax assets, thus a valuation allowance has remained, resulting in a net deferred tax liability of $559 million.
     NOL carryforwards — As of March 31, 2008, the Company has cumulative foreign NOL carryforwards of $305 million of which $75 million will expire starting in 2011 through 2017 and of which $230 million do not have an expiration date.
     Valuation Allowance — As of March 31, 2008, the Company’s valuation allowance was increased by approximately $9 million of federal and $1 million of state tax as a result of net capital losses generated during the period. The Company reduced its foreign valuation allowance by $1 million due to the utilization of foreign NOL.
     Uncertain tax benefits
     NRG has identified certain unrecognized tax benefits whose after-tax value was $698 million, of which $25 million would impact the Company’s effective tax rate if recognized. Of the $698 million in unrecognized tax benefits, $673 million relates to periods prior to the Company’s emergence from bankruptcy. In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and the application of fresh start accounting, recognition of previously unrecognized tax benefits existing pre-emergence would not impact the Company’s effective tax rate but would increase additional paid-in capital, or APIC. As of March 31, 2008, NRG has recorded a $50 million non-current tax liability for unrecognized tax benefits. In accordance with SFAS 141R, any changes to our uncertain tax benefits occurring after January 1, 2009 will be credited to income tax expense rather than APIC.
     NRG has accrued interest and penalties related to these unrecognized tax benefits of approximately $3 million as of March 31, 2008. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2008, the Company incurred an immaterial amount of interest and penalties related to its unrecognized tax benefits.
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
     The Company has been contacted for examination by the Internal Revenue Service for years 2004 through 2006. The audit is expected to commence in June 2008 and continue for approximately 18 to 24 months.

Note 12 — Benefit Plans and Other Postretirement Benefits
     NRG Defined Benefit Plans
     NRG sponsors and operates three defined benefit pension and other postretirement plans. The NRG Plan for Bargained Employees and the NRG Plan for Non-Bargained Employees are maintained solely for eligible legacy NRG participants. A third plan, the Texas Genco Retirement Plan, is maintained for participation solely by eligible Texas-based employees. The total amount of employer contributions paid for the three months ended March 31, 2008 was $13 million.
     The net periodic pension cost related to all of the Company’s defined benefit pension plans include the following components:

	Defined Benefit Pension
(In millions)	Plans
Three months ended March 31	2008	2007

Service cost benefits earned	$4	$4
Interest cost on benefit obligation	5	4
Expected return on plan assets	(4)	(3)

Net periodic benefit cost	$5	$5

     The net periodic cost related to all of the Company’s other post retirement benefits plans include the following components:

	Other Postretirement
(In millions)	Benefits Plans
Three months ended March 31	2008	2007

Service cost benefits earned	$1	$1
Interest cost on benefit obligation	1	1

Net periodic benefit cost	$2	$2

   STP Defined Benefit Plans
     NRG has a 44% undivided ownership interest in South Texas Project, or STP. STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. The Company has also recognized net periodic costs related to its 44% interest in STP defined benefits plans of $2 million for both the three months ended March 31, 2008 and 2007.

Note 13 — Commitments and Contingencies
Commitments
     Fuel Commitments
     NRG enters into long-term contractual arrangements to procure fuel and transportation services for the Company’s generation assets. NRG entered into additional coal purchase agreements during the three months ended March 31, 2008 with total commitments of approximately $213 million, spanning over 2008 and 2009. In addition, NRG natural gas purchase commitments increased by $122 million over the next three years due to higher forward prices.
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
     As part of the amendments to NRG’s Senior Credit Facility entered into on June 8, 2007, the Company obtained the ability to move its current second lien counterparty exposure to the first lien, on a pari passu basis, with the Company’s existing first lien lenders. In exchange for moving some second lien holders to a pari passu basis with the Company’s first lien lenders, the counterparties relinquished letters of credit issued by NRG which they held as a part of their collateral package.
     On March 31, 2008, the Company moved a second lien counterparty to a first lien position, resulting in the release of approximately $57 million of letters of credit. As of March 31, 2008, and April 25, 2008, the net discounted exposure less collateral posted on the agreements and hedges that were subject to the first lien structure were approximately $1.1 billion and $1.6 billion, respectively. As of March 31, 2008, and April 25, 2008, the net discounted exposure less collateral posted on the agreements and hedges that were subject to the second lien structure were approximately $382 million and $579 million, respectively.
     RepoweringNRG
     NRG has made non-refundable deposits relating to RepoweringNRG projects totaling approximately $118 million primarily towards the procurement of wind turbines. The Company believes that these deposits are necessary for the timely and successful execution of these projects. The deposits are in support of expected deliveries of wind turbines and other equipment totaling approximately $417 million through 2009. In addition, as discussed in Note 1, NRG expects to contribute approximately $87 million in equity to Sherbino in 2008 and has posted a letter of credit in that amount.

Contingencies
     Set forth below is a description of the Company’s material legal proceedings. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. Pursuant to the requirements of SFAS No. 5, Accounting for Contingencies, or SFAS 5, and related guidance, NRG records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from its currently recorded reserves and that such difference could be material.
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
     California Department of Water Resources
     On December 19, 2006, the U.S. Court of Appeals for the Ninth Circuit reversed the Federal Energy Regulatory Commission’s, or FERC’s, prior determinations regarding the enforceability of certain wholesale power contracts and remanded the case to FERC for further proceedings consistent with the decision. One of these contracts was the wholesale power contract between the California Department of Water Resources, or CDWR, and subsidiaries of WCP. This case originated with a February 2002 complaint filed at FERC by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that FERC abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, FERC rejected this complaint, denied rehearing, and the case was appealed to the Ninth Circuit where oral argument was held on December 8, 2004. On December 19, 2006, the Court decided that in FERC’s review of the contracts at issue, FERC could not rely on the Mobile-Sierra standard presumption of just and reasonable rates, where such contracts were not reviewed by FERC with full knowledge of the then existing market conditions. On May 3, 2007, WCP and the other defendants filed separate petitions for certiorari seeking review by the U.S. Supreme Court and on September 25, 2007, the Court agreed to hear two of the filed petitions. Although WCP’s petition was not selected for review, the Court’s ultimate decision with respect to the other defendants’ petitions will apply equally to WCP. Oral argument occurred on February 19, 2008, and a decision is expected from the Court by the end of the third quarter 2008. At this time, while NRG cannot predict with certainty whether WCP will be required to make refunds for rates collected under the CDWR contract or estimate the range of any such possible refunds, a reconsideration of the CDWR contract by FERC with a resulting order mandating significant refunds could have a material adverse impact on NRG’s financial position, statement of operations, and statement of cash flows. As part of the 2006 acquisition of Dynegy’s 50% ownership interest in WCP, WCP and NRG assumed responsibility for any risk of loss arising from this case, unless any such loss was deemed to have resulted from certain acts of gross negligence or willful misconduct on the part of Dynegy, in which case any such loss would be shared equally between WCP and Dynegy.
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

     On December 14, 1999, NRG acquired certain generating facilities from CL&P. A dispute arose over station service power and delivery services provided to the facilities. On December 20, 2002, as a result of a petition filed at FERC by Northeast Utilities Services Company on behalf of itself and CL&P, FERC issued an order finding that, at times when NRG is not able to self-supply its station power needs, there is a sale of station power from a third-party and retail charges apply. In August 2003, the parties agreed to submit the dispute to binding arbitration. On September 11, 2007, the parties argued the dispute before a three judge arbitration panel. On February 19, 2008, the parties executed a settlement agreement ending the arbitration. A component of the settlement that requires action from ISO-NE is pending.
     Native Village of Kivalina and City of Kivalina
     Twenty-four electric generating companies and oil and gas companies have been named as defendants in this complaint, which has been filed but not yet served on NRG. Damages of up to $400 million have been asserted. The complaint alleges that the carbon dioxide emissions of defendants contribute to global climate changes which has harmed the plaintiffs. The complaint was filed on behalf of a small Alaskan town and seeks damages associated with those tribes having to relocate from the northern coast of Alaska, purportedly because of the effects of global warming. By agreement with the plaintiffs, the response date for all defendants to the complaint is June 30, 2008.
     Spring Creek Coal Company
     In August 2007, Spring Creek Coal Company filed a complaint against NRG Texas LP, NRG South Texas LP, NRG Texas Power LLC, NRG Texas LLC, and NRG Energy, Inc. in the U.S. District Court for the federal district of Wyoming. The complaint alleged multiple breaches in 2007 of a 1978 coal supply agreement as amended by a later 1987 agreement, which plaintiff alleges is a “take or pay” contract. Several dispositive motions were set to be heard by the court on July 11, 2008, with a trial scheduled to begin on September 8, 2008. On April 10, 2008, the parties reached a settlement in principal ending the litigation. A settlement agreement is expected to be executed in the second quarter of 2008. The settlement provides that while neither party admits liability, NRG will pay Spring Creek approximately $18 million for the amount of coal it did not take in 2007 and NRG’s obligation to take coal under the contract in the future will be reduced by an identical amount. In addition, NRG will receive a price reduction on all remaining tons of the coal supply agreement, valued at approximately $3 million. NRG recorded a $15 million reserve as of March 31, 2008.
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
     On April 3, 2006, the Company made a supplemental distribution to creditors under the Company’s Chapter 11 bankruptcy plan, totaling $25 million in cash and 5,082,000 shares of common stock. As of April 25, 2008, the reserve held approximately $10 million in cash and approximately 1,319,142 shares of common stock on a post-stock split basis. NRG believes the cash and stock together represent sufficient funds to satisfy all remaining disputed claims.

Note 14 — Regulatory Matters
     NRG operates in a highly regulated industry and is subject to regulation by various federal and state agencies. As such, NRG is affected by regulatory developments at both the federal and state levels and in the regions in which NRG operates. In addition, NRG is subject to the market rules, procedures, and protocols of the various ISO markets in which NRG participates. These wholesale power markets are subject to ongoing legislative and regulatory changes.
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
     On March 18, 2008, the U.S. Court of Appeals for the D.C. Circuit rejected the appeal filed by the Attorneys General of the State of Connecticut and Commonwealth of Massachusetts regarding the settlement of the New England capacity market design. The settlement, filed with FERC on March 7, 2006, by a broad group of New England market participants, provides for interim capacity transition payments for all generators in New England for the period starting December 1, 2006 through May 31, 2010, and a Forward Capacity Market that is in the process of being implemented for the period thereafter. All substantive challenges to the settlement, to the validity of the interim capacity transition payments, and to the market design were rejected by the court, although one procedural argument relating to future challenges by non-settling parties was sustained.
     New York — On March 7, 2008, FERC issued an order accepting the NYISO’s proposed market reforms to the in-city Installed Capacity, or ICAP, market, with only minor modifications. On October 4, 2007, the NYISO had filed its proposal for revising the ICAP market for the New York City zone. The proposal retains the existing ICAP market structure, but imposes additional market power mitigation on the current owners of Consolidated Edison’s divested generation units in New York City (which include NRG’s Arthur Kill and Astoria facilities), who are deemed to be pivotal suppliers. Specifically, the NYISO proposal imposes a new reference price on pivotal suppliers and requires bids to be submitted at or below the reference price. The new reference price is derived from the expected clearing price based upon the intersection of the supply curve and the ICAP Demand Curve if all suppliers bid as price-takers. The NYISO’s proposed reforms became effective March 27, 2008. Although FERC had established a refund effective date of May 12, 2007, its March 7 order determined that the NYISO’s proposal should be implemented only prospectively and that no refunds should be required. No party has sought rehearing on the refund issue, thus resolving the contingency. NRG, as well as other market participants, have sought rehearing of other aspects of the March 7 order.
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
     PJM — On August 23, 2007, several entities, including the New Jersey Board of Public Utilities, the District of Columbia Office of the People’s Counsel, and the Maryland Office of People’s Counsel, filed appeals of the FERC orders accepting the settlement of the locational capacity market for PJM Interconnection, LLC. The settlement, filed at FERC on September 29, 2006, provides for a capacity market mechanism known as the Reliability Pricing Model, or RPM, which is designed to provide a long-term price signal through competitive forward auctions. On December 22, 2006, FERC issued an order accepting the settlement, which was reaffirmed on rehearing by order dated June 25, 2007. The RPM auctions have been conducted and capacity payments pursuant to the RPM mechanism have commenced. A successful appeal by the appellants could disturb the settlement and create a refund obligation of capacity payments.
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

Note 15 — Environmental Matters
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
     Environmental Capital Expenditures
     Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred from 2008 through 2012 to meet NRG’s environmental commitments will be between $1.0 billion and $1.4 billion. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with Clean Air Interstate Rule, or CAIR, consent orders and state requirements as well as installation of Best Technology Available under the Phase II 316(b) rule. NRG continues to explore cost effective alternatives that can achieve desired results. The range reflects alternative strategies available with respect to the Company’s Indian River plant.
     The legal challenges to both the CAIR and CAMR regulations may alter the composition and rate of spending for environmental retrofits at our facilities until the regulations becomes more certain. This may be most felt in states such as Texas and Louisiana which adopted the federal CAMR rather than a state implementation plan. The full impact of these legal challenges on the scope and timing of environmental retrofits cannot be determined at this time.
     South Central Region
     On January 27, 2004, NRG’s Louisiana Generating LLC and the Company’s Big Cajun II plant received a request under Section 114 of the Clean Air Act, or CAA, from USEPA seeking information primarily related to physical changes made at the Big Cajun II plant, and subsequently received a notice of violation, or NOV, on February 15, 2005, alleging that NRG’s predecessors had undertaken projects that triggered requirements under the Prevention of Significant Deterioration, or PSD, program, including the installation of emission controls. NRG submitted multiple responses commencing February 27, 2004 and ending on October 20, 2004. On May 9, 2006, these entities received from the Department of Justice, or DOJ, a notice of deficiency related to their responses, to which NRG responded on May 22, 2006. A document review was conducted at NRG’s Louisiana Generating LLC offices by the DOJ during the week of August 14, 2006. On December 8, 2006, the USEPA issued a supplemental NOV updating the original February 15, 2005 NOV. Discussions with the USEPA are ongoing and the Company cannot predict with certainty the outcome of this matter.
Note 16 — Guarantees
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
     This footnote should be read in conjunction with the complete description under Note 25, Guarantees, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007.
     For the three months ended March 31, 2008, NRG had net increases to its guarantee obligations under other commercial arrangements of approximately $178 million. These pertain to payment obligations of NRG Power Marketing LLC, or PMI.

Note 17 — Condensed Consolidating Financial Information
     As of March 31, 2008, the Company had $1.2 billion of 7.25% Senior Notes due 2014, $2.4 billion of 7.375% Senior Notes due 2016 and $1.1 billion of 7.375% Senior Notes due 2017 outstanding. These notes are guaranteed by certain of NRG’s current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries.
     Each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of March 31, 2008:

Arthur Kill Power LLC	NRG Construction LLC
Astoria Gas Turbine Power LLC	NRG Devon Operations, Inc.
Berrians I Gas Turbine Power LLC	NRG Dunkirk Operations, Inc.
Big Cajun II Unit 4 LLC	NRG El Segundo Operations, Inc.
Cabrillo Power I LLC	NRG Generation Holdings, Inc.
Cabrillo Power II LLC	NRG Huntley Operations, Inc.
Chickahominy River Energy Corp.	NRG International LLC
Commonwealth Atlantic Power LLC	NRG Kaufman LLC
Conemaugh Power LLC	NRG Mesquite LLC
Connecticut Jet Power LLC	NRG MidAtlantic Affiliate Services, Inc.
Devon Power LLC	NRG Middletown Operations, Inc.
Dunkirk Power LLC	NRG Montville Operations, Inc.
Eastern Sierra Energy Company	NRG New Jersey Energy Sales LLC
El Segundo Power, LLC	NRG New Roads Holdings LLC
El Segundo Power II LLC	NRG North Central Operations, Inc.
GCP Funding Company LLC	NRG Northeast Affiliate Services, Inc.
Hanover Energy Company	NRG Norwalk Harbor Operations, Inc.
Hoffman Summit Wind Project LLC	NRG Operating Services, Inc.
Huntley IGCC LLC	NRG Oswego Harbor Power Operations, Inc.
Huntley Power LLC	NRG Power Marketing LLC
Indian River IGCC LLC	NRG Rocky Road LLC
Indian River Operations, Inc.	NRG Saguaro Operations, Inc.
Indian River Power LLC	NRG South Central Affiliate Services, Inc.
James River Power LLC	NRG South Central Generating LLC
Kaufman Cogen LP	NRG South Central Operations, Inc.
Keystone Power LLC	NRG South Texas LP
Lake Erie Properties, Inc.	NRG Texas LLC
Louisiana Generating LLC	NRG Texas Power LLC
Middletown Power LLC	NRG West Coast LLC
Montville IGCC LLC	NRG Western Affiliate Services, Inc.
Montville Power LLC	Oswego Harbor Power LLC
NEO Chester-Gen LLC	Padoma Wind Power LLC
NEO Corporation	Saguaro Power LLC
NEO Freehold-Gen LLC	San Juan Mesa Wind Project II LLC
NEO Power Services, Inc.	Somerset Operations, Inc.
New Genco GP LLC	Somerset Power LLC
Norwalk Power LLC	Texas Genco Financing Corp.
NRG Affiliate Services, Inc.	Texas Genco GP LLC
NRG Arthur Kill Operations, Inc.	Texas Genco Holdings, Inc.
NRG Asia-Pacific, Ltd.	Texas Genco LP LLC
NRG Astoria Gas Turbine Operations, Inc.	Texas Genco Operating Services LLC
NRG Bayou Cove LLC	Texas Genco Services LP
NRG Cabrillo Power Operations, Inc.	Vienna Operations, Inc.
NRG Cadillac Operations Inc.	Vienna Power LLC
NRG California Peaker Operations LLC	WCP (Generation) Holdings LLC
NRG Cedar Bayou Development Company LLC	West Coast Power LLC
NRG Connecticut Affiliate Services, Inc.
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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$1,200	$102	$—	$—	$1,302

Operating Costs and Expenses
Cost of operations	735	67	2	—	804
Depreciation and amortization	153	6	2	—	161
General and administrative	12	4	59	—	75
Development costs	—	2	10	—	12

Total operating costs and expenses	900	79	73	—	1,052

Operating Income/(Loss)	300	23	(73)	—	250
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	72	(18)	145	(199)	—
Equity in losses of unconsolidated affiliates	(2)	(2)	—	—	(4)
Other income, net	1	3	5	—	9
Interest expense	(51)	(18)	(84)	—	(153)

Total other income/(expense)	20	(35)	66	(199)	(148)

Income From Continuing Operations Before Income Taxes	320	(12)	(7)	(199)	102
Income tax expense/(benefit)	121	(8)	(59)	—	54

Income From Continuing Operations	199	(4)	52	(199)	48
Income from discontinued operations, net of income taxes	—	4	—	—	4

Net Income	$199	$—	$52	$(199)	$52

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2008

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$—	$175	$698	$—	$873
Accounts receivable, net	418	38	—	—	456
Inventory	441	13	—	—	454
Derivative instruments valuation	2,389	—	—	—	2,389
Deferred income taxes	354	(23)	(6)	—	325
Prepayments and other current assets	323	41	206	(162)	408
Current assets — discontinued operations		59			59

Total current assets	3,925	303	898	(162)	4,964

Net property, plant and equipment	10,757	499	23	—	11,279

Other Assets
Investment in subsidiaries	685	(18)	9,484	(10,151)	—
Equity investments in affiliates	26	425	—	—	451
Notes receivable and capital lease	387	529	3,751	(4,138)	529
Goodwill	1,786	—	—	—	1,786
Intangible assets, net	837	15	—	—	852
Nuclear decommissioning trust	365	—	—	—	365
Derivative instruments valuation	473	—	7	—	480
Other non-current assets	9	1	161	—	171
Intangible assets held-for-sale	3	—	—	—	3
Non-current assets — discontinued operations	—	94	—	—	94

Total other assets	4,571	1,046	13,403	(14,289)	4,731

Total Assets	$19,253	$1,848	$14,324	$(14,451)	$20,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$83	$99	$31	$(83)	$130
Accounts payable	(432)	417	364	—	349
Derivative instruments valuation	2,640	—	4	—	2,644
Accrued expenses and other current liabilities	175	43	154	(79)	293
Current liabilities — discontinued operations	—	37	—	—	37

Total current liabilities	2,466	596	553	(162)	3,453

Other Liabilities
Long-term debt	3,671	838	7,730	(4,138)	8,101
Nuclear decommissioning reserve	311	—	—	—	311
Nuclear decommissioning trust liability	300	—	—	—	300
Deferred income taxes	638	(153)	399	—	884
Derivative instruments valuation	1,201	28	103	—	1,332
Out-of-market contracts	550	—	—	—	550
Other long-term obligations	373	52	60	—	485
Non-current liabilities — discontinued operations	—	79	—	—	79

Total non-current liabilities	7,044	844	8,292	(4,138)	12,042

Total liabilities	9,510	1,440	8,845	(4,300)	15,495

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	9,743	408	5,232	(10,151)	5,232

Total Liabilities and Stockholders’ Equity	$19,253	$1,848	$14,324	$(14,451)	$20,974

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Cash Flows from Operating Activities
Net income	$199	$—	$52	$(199)	$52
Adjustments to reconcile net income to net cash provided by operating activities
Distributions and equity (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(70)	22	(145)	199	6
Depreciation	153	6	2	—	161
Amortization of nuclear fuel	15	—	—	—	15
Amortization of financing costs and debt discount	—	2	6	—	8
Amortization of intangibles and out-of-market contracts	(66)	—	—	—	(66)
Changes in deferred income taxes and liability for unrecognized tax benefits	(21)	(19)	89	—	49
Changes in nuclear decommissioning liability	9	—	—	—	9
Changes in derivatives	132	—	—	—	132
Changes in collateral deposits supporting energy risk management activities	(150)	—	—	—	(150)
Gain on sale of emission allowances	(14)	—	—	—	(14)
Amortization of unearned equity compensation	—	—	7	—	7
Cash provided by/(used by) changes in other working capital, net of dispositions affects	38	(29)	(158)	—	(149)

Net Cash Provided by Operating Activities	225	(18)	(147)	—	60

Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(27)		28	(1)	—
Capital expenditures	(114)	(48)	(2)	—	(164)
Decrease/(increase) in restricted cash	(10)	—	—	—	(10)
Decrease/(increase) in notes receivable	—	9	—	—	9
Purchases of emission allowances	(1)	—	—	—	(1)
Proceeds from sale of emission allowances	31	—	—	—	31
Investment in trust fund securities	(144)	—	—	—	(144)
Proceeds from sales of trust fund securities	135	—	—	—	135
Proceeds from sale of assets	12	—	—	—	12

Net Cash Provided/Used by Investing Activities	(118)	(39)	26	(1)	(132)

Cash Flows from Financing Activities
(Payments)/proceeds for intercompany loans	(103)	75	27	1	—
Payments for dividends to preferred stockholders	—	—	(14)	—	(14)
Payment of financing element of acquired derivatives	(1)	—	—	—	(1)
Payments for treasury stock	—	—	(55)	—	(55)
Proceeds from issuance of common stock, net of issuance costs	—	—	2	—	2
Payments for deferred debt issuance costs	—	—	(2)	—	(2)
Payments for short and long-term debt	—	(3)	(151)	—	(154)

Net Cash Used by Financing Activities	(104)	72	(193)	1	(224)
Change in cash from discontinued operations	—	(6)	—	—	(6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	4	—	—	4

Net Increase/(Decrease) in Cash and Cash Equivalent	3	13	(314)	—	(298)
Cash and Cash Equivalents at Beginning of Period	(4)	124	1,012	—	1,132

Cash and Cash Equivalents at End of Period	$(1)	$137	$698	$—	$834

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2007

	Guarantor	Non-Guarantor	NRG Energy		Consolidated
(In millions)	Subsidiaries	Subsidiaries	Inc.	Eliminations(a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$(4)	$124	$1,012	$—	$1,132
Restricted cash	1	28	—	—	29
Accounts receivable-trade, net	445	37	—	—	482
Inventory	439	12	—	—	451
Deferred income taxes	139	(18)	3	—	124
Derivative instruments valuation	1,034	—	—	—	1,034
Collateral on deposit in support of energy risk management activities	85	—	—	—	85
Prepayments and other current assets	96	35	195	(152)	174
Current assets — discontinued operations	—	51	—	—	51

Total current assets	2,235	269	1,210	(152)	3,562

Net Property, Plant and Equipment	10,828	470	22	—	11,320

Other Assets
Investment in subsidiaries	610	—	9,787	(10,397)	—
Equity investments in affiliates	28	397	—	—	425
Notes receivable	360	126	3,779	(4,139)	126
Capital lease, less current portion	—	365	—	—	365
Goodwill	1,786	—	—	—	1,786
Intangible assets, net	859	14	—	—	873
Intangible assets held-for-sale	14	—	—	—	14
Nuclear decommissioning trust fund	384	—	—	—	384
Derivative instruments valuation	150	—	—	—	150
Other non-current assets	11	1	164	—	176
Non-current assets — discontinued operations	—	93	—	—	93

Total other assets	4,202	996	13,730	(14,536)	4,392

Total Assets	$17,265	$1,735	$14,962	$(14,688)	$19,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$83	$282	$184	$(83)	$466
Accounts payable — trade	(699)	352	731	—	384
Derivative instruments valuation	916	1	—	—	917
Accrued expenses and other current liabilities	335	62	145	(69)	473
Current liabilities — discontinued operations	—	37	—	—	37

Total current liabilities	635	734	1,060	(152)	2,277

Other Liabilities
Long-term debt and capital leases	3,773	571	7,690	(4,139)	7,895
Nuclear decommissioning reserve	307	—	—	—	307
Nuclear decommissioning trust liability	326	—	—	—	326
Deferred income taxes	598	(138)	383	—	843
Derivative instruments valuation	690	16	53	—	759
Non-current out-of-market contracts	628	—	—	—	628
Other non-current liabilities	377	10	25	—	412
Non-current liabilities — discontinued operations	—	76	—	—	76

Total non-current liabilities	6,699	535	8,151	(4,139)	11,246

Total liabilities	7,334	1,269	9,211	(4,291)	13,523

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	9,931	466	5,504	(10,397)	5,504

Total Liabilities and Stockholders’ Equity	$17,265	$1,735	$14,962	$(14,688)	$19,274

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$1,199	$100	$—	$—	$1,299

Operating Costs and Expenses
Cost of operations	701	78	2	—	781
Depreciation and amortization	153	6	1	—	160
General and administrative	26	4	55	—	85
Development costs	23	—	—	—	23

Total operating costs and expenses	903	88	58	—	1,049
Gain/(loss) on sale of assets	18	—	(1)	—	17

Operating Income/(Loss)	314	12	(59)	—	267
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	32	—	156	(188)	—
Equity in earnings of unconsolidated affiliates	(2)	15	—	—	13
Other income, net	2	8	10	(5)	15
Interest expense	(70)	(24)	(90)	5	(179)

Total other income/(expense)	(38)	(1)	76	(188)	(151)

Income From Continuing Operations Before Income Taxes	276	11	17	(188)	116
Income tax expense/(benefit)	99	4	(48)	—	55

Income From Continuing Operations	177	7	65	(188)	61
Income from discontinued operations, net of income taxes	—	4	—	—	4

Net Income	$177	$11	$65	$(188)	$65

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Cash Flows from Operating Activities
Net income	$177	$11	$65	$(188)	$65
Adjustments to reconcile net income to net cash provided by operating activities
Distributions more/(less) than equity earnings of unconsolidated affiliates and consolidated subsidiaries	272	(12)	146	(416)	(10)
Depreciation and amortization of nuclear fuel	166	7	1	—	174
Amortization of financing costs and debt discount	—	2	7	—	9
Amortization of intangibles and out-of-market contracts	(29)	—	—	—	(29)
Amortization of unearned equity compensation	—	—	7	—	7
Changes in deferred income taxes	21	(3)	29	—	47
Changes in nuclear decommissioning liability	9	—	—	—	9
Changes in derivatives	91	1	(2)	—	90
Gain on sale of assets	(17)	—	—	—	(17)
Gain on sale of emission allowances	(5)	—	—	—	(5)
Changes in collateral deposits supporting energy risk management activities	(120)	—	—	—	(120)
Cash (used)/provided by changes in other working capital, net of dispositions affects	(182)	16	52	—	(114)

Net Cash Provided by Operating Activities	383	22	305	(604)	106

Cash Flows from Investing Activities
Proceeds from payment of intercompany loans	—	—	12	(12)	—
Capital expenditures	(80)	(27)	—	—	(107)
Increase in restricted cash	—	(5)	—	—	(5)
Changes in notes receivable	—	9			9
Purchases of emission allowances	(61)	—	—	—	(61)
Proceeds from the sale of emission allowances	32	—	—	—	32
Proceeds from the sale of assets	29	—	—	—	29
Purchase in trust fund securities	(68)	—	—	—	(68)
Proceeds from sales of trust fund securities	59	—	—	—	59

Net Cash (Used)/Provided by Investing Activities	(89)	(23)	12	(12)	(112)

Cash Flows from Financing Activities
Payments to Parent for intercompany loans	(12)	—	—	12	—
Payments from intercompany dividends	(302)	(302)	—	604	—
Payment for dividends to preferred stockholders	—	—	(14)	—	(14)
Payments for treasury stock	—	—	(103)	—	(103)
Payments for short and long-term debt	(1)	(9)	(9)	—	(19)

Net Cash (Used)/Provided by Financing Activities	(315)	(311)	(126)	616	(136)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	—	—	2
Change in Cash from Discontinued Operations	—	(5)	—	—	(5)

Net Increase/(Decrease) in Cash and Cash Equivalents	(21)	(315)	191	—	(145)
Cash and Cash Equivalents at Beginning of Period	20	414	343	—	777

Cash and Cash Equivalents at End of Period	$(1)	$99	$534	$—	$632

(a)	All significant intercompany transactions have been eliminated in consolidation.

Note 18 — Subsequent Event
     On March 25, 2008, NRG announced the formation of Nuclear Innovation North America LLC, or NINA, an NRG subsidiary focused on marketing, siting, developing, financing and investing in new advanced design nuclear projects in select markets across North America, including the planned STP units 3 and 4 that NRG is developing on a 50/50 basis with City of San Antonio’s agent CPS Energy at the STP nuclear power station site. In April 2008, NRG contributed its rights to develop STP units 3 and 4 to special purpose subsidiaries of NINA. In addition, Toshiba Corporation, or Toshiba, agreed to partner with NRG on the NINA venture and to invest $300 million in NINA in six annual installments of $50 million, the last three of which are subject to certain conditions, in exchange for a 12% equity ownership in NINA.
     On April 21, 2008, NINA entered into a $20 million revolving loan arrangement, as borrower, to provide working capital. This facility matures on April 21, 2011, and permits NINA to make cash draws or issue letters of credit. Borrowings accrue interest at either LIBOR or a base rate, plus a spread. As of April 21, 2008, NINA had borrowed $10 million.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Introduction and Overview
     NRG Energy, Inc., or NRG or the Company, is a wholesale power generation company with a significant presence in major competitive power markets in the United States. NRG is primarily engaged in the ownership, development, construction and operation of power generation facilities, the transacting in and trading of fuel and transportation services, and the trading of energy, capacity and related products in the United States and select international markets. As of March 31, 2008, NRG had a total global portfolio of 191 active operating generation units at 49 power generation plants, with an aggregate generation capacity of approximately 24,120 MW and approximately 1,412 MW under construction, which includes partnership interests. Within the United States, NRG has one of the largest and most diversified power generation portfolios in terms of geography, fuel-type and dispatch levels, with approximately 22,885 MW of generation capacity in 175 active generating units at 43 plants. These power generation facilities are primarily located in Texas (approximately 10,805 MW), the Northeast (approximately 6,980 MW), South Central (approximately 2,855 MW), and the West (approximately 2,130 MW) regions of the United States, with approximately 115 MW of additional generation capacity from the Company’s thermal assets. NRG’s principal domestic power plants consist of a mix of natural gas-, coal-, oil-fired and nuclear facilities, representing approximately 46%, 33%, 16% and 5% of the Company’s total domestic generation capacity, respectively. In addition, 15% of NRG’s domestic generating facilities have dual or multiple fuel capacity, which allows plants to dispatch with the lowest cost fuel option, and consist primarily of baseload, intermediate and peaking power generation facilities, the ranking of which is referred to as the Merit Order, and also include thermal energy production plants. The sale of capacity and power from baseload generation facilities accounts for the majority of the Company’s revenues and provides a stable source of cash flow. In addition, NRG’s generation portfolio provides the Company with opportunities to capture additional revenues by selling power during periods of peak demand, offering capacity or similar products to retail electric providers and others, and providing ancillary services to support system reliability.
     The Company’s strategy is reflected in five major initiatives, described below. These initiatives are designed to enable the Company to take advantage of opportunities and surmount the challenges faced by the power industry.
1.
FORNRG is a companywide effort designed to increase the return on invested capital, or ROIC, through operational performance improvements to the Company’s asset fleet, along with a range of initiatives at plants and at corporate offices to reduce costs or, in some cases, generate revenue. The FORNRG earnings accomplishments disclosed in NRG’s SEC filings and press releases include both recurring and one-time improvements measured from a 2004 baseline, with the exception of the Texas region where benefits are measured using 2005 as the base year. For plant operations, the program measures cumulative current year benefits using current gross margins multiplied by the change in baseline levels of certain key performance indicators. The plant performance benefits include both positive and negative results for plant reliability, capacity, heat rate and station service.

2.
RepoweringNRG is a comprehensive portfolio redevelopment program designed to develop, construct and operate new multi-fuel, multi-technology, highly efficient and environmentally responsible generation capacity over the next decade. Through this initiative, the Company anticipates retiring certain existing units and adding new generation to meet growing demand in the Company’s core markets, with an emphasis on new capacity that is expected to be supported by long-term hedging programs, including power purchase agreements, or PPAs, and financed with limited or non-recourse project financing.

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

4.
Future NRG is the Company’s workforce planning and development initiative and represents NRG’s strong commitment to planning for future staffing requirements to meet the on-going needs of the Company’s current operations in addition to the Company’s RepoweringNRG initiatives. Future NRG encompasses analyzing the demographics, skill set and size of the Company’s workforce in addition to the organizational structure with a focus on succession planning, training, development, staffing and recruiting needs. Included under the Future NRG umbrella is NRG University, which provides leadership, managerial, supervisory and technical training programs and individual skill development courses.

5.
NRG Global Giving — Respect for the community is one of NRG’s core values. Our Global Giving Program invests NRG’s resources to strengthen the communities where we do business and seeks to make community investments in four FOCUS areas: community and economic development, education, environment and human welfare.

     NRG’s 2007 Annual Report on Form 10-K includes a detailed discussion of various items impacting its business, results of operations and financial condition. These include:
•	Introduction and Overview section which provides a description of NRG’s business segments;

•	Strategy section;

•	Business Environment section, including how regulation, weather, and other factors affect NRG’s business; and

•	Critical Accounting Policies section.
     Critical accounting policies are the accounting policies that are most important to the portrayal of NRG’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment. NRG’s critical accounting policies include revenue recognition and derivative accounting, income taxes and valuation allowance for deferred taxes, evaluation of assets for impairment and other than temporary decline in value, goodwill and other intangible assets, and contingencies.
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
     As you read this discussion and analysis, refer to the consolidated statements of income which present the results of operations for the three months ended March 31, 2008 and 2007. NRG analyzes and explains the differences between periods in the specific line items of the consolidated statements of income.
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
Environmental Matters
     Carbon Update
     At the national level and at various regional and state levels, policies are under development to regulate Greenhouse Gases, or GHG, emissions, including CO2, the most common pollutant, thereby effectively putting a cost on such emissions in order to create financial incentive to reduce them. It is almost certain that GHG regulatory schemes will encompass power plants, with the impact on the Company’s financial performance depending on a number of factors, including the overall level of GHG reductions required under any such regulation, the price and availability of offsets, and the extent to which NRG would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market. While the passing and timing of legislation remains uncertain, the Company expects that the impact of such legislation on the Company’s financial performance, as such legislation is currently proposed, will have a minimal impact through the next decade. Thereafter, the impact would depend on the level of success of the Company’s multifold strategy, which includes (a) shaping public policy with the objective being constructive and effective federal GHG regulatory policy, and (b) pursuing its Repowering NRG and econrg programs. Information regarding the Company’s multifold strategy is discussed in greater detail in Part I, Item 1, Carbon Update in NRG Energy, Inc.’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     On April 2, 2007, the United States Supreme Court issued a decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), that CO2 is an air pollutant and USEPA has authority under Title II of the Clean Air Act to regulate GHG emissions from new motor vehicles. The treatment of GHG is contingent upon an official finding by USEPA on whether GHG emissions may endanger public health and the environment.  While specific to mobile sources, the outcome would be applicable to the regulation of stationary sources including electric generating units. On March 27, 2008, EPA publicly announced their intent to issue an advanced notice of proposed rulemaking, or ANPR, soliciting comments on whether and how GHG emissions should be regulated by the Agency, including the implication on both mobile and stationary sources.  On April 2, 2008, state and environmental group petitioners in Massachusetts v. USEPA asked the U.S. Court of Appeals for the D.C. Circuit to issue an order giving EPA 60 days to make an official finding on whether GHG emissions may endanger public health and the environment and, therefore, are regulated pollutants under existing laws.  At this time, NRG cannot predict the outcome of the petition, ANPR, any resulting changes to federal regulations, or the impact on Company operations.
     Federal Environmental Initiatives
     Air — On May 18, 2005, the USEPA published the Clean Air Mercury Rule, or CAMR, to permanently cap and reduce mercury emissions from coal-fired power plants. CAMR imposed limits on mercury emissions from new and existing coal-fired plants and created a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two phases, 2010 and 2018. The rule was challenged by New Jersey and ten other states. On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated USEPA’s rule delisting coal- and oil-fired electric generating units from regulation under CAA §112 (the “Delisting Rule”) and CAMR. Power plant emissions are now subject to Section 112 of the Clean Air Act which requires installation of maximum achievable control technology, or MACT, to reduce emissions. The USEPA plans to develop MACT standards and existing power plants will need to provide plans to meet the new requirements. Certain states in which NRG operates coal plants, such as Delaware, Massachusetts and New York, adopted state implementation plans in lieu of the CAMR federal implementation plan and these state rules remain unchanged. Texas and Louisiana adopted the federal CAMR. At this time it is not possible to predict the impact on NRG facilities in these states.
     On May 12, 2005, the USEPA published the Clean Air Interstate Rule, or CAIR. This rule applies to 28 eastern states and the District of Columbia, or D.C., and caps both SO2 and NOx emissions from power plants in two phases; 2010 and 2015 for SO2 and

2009 and 2015 for NOx. CAIR will apply to some of the Company’s power plants in New York, Massachusetts, Connecticut, Delaware, Louisiana, Illinois, Pennsylvania, Maryland and Texas. On March 25, 2008, the U.S. Court of Appeals for the D.C. Circuit heard oral argument on challenges to the Clean Air Interstate Rule, or CAIR, in North Carolina v. EPA, a consolidated case which incorporates numerous suits filed by state and industry petitioners.
     The legal challenges to both the CAIR and CAMR regulations may alter the composition and rate of spending for environmental retrofits at our facilities until the regulations becomes more certain. This may be most felt in states such as Texas and Louisiana which adopted the federal CAMR rather than a state implementation plan. The full impact of these legal challenges on the scope and timing of environmental retrofits cannot be determined at this time.
     On March 12, 2008 the USEPA strengthened the primary and secondary ground level ozone National Ambient Air Quality Standards, or NAAQS, (8 hour average) from 0.08 ppm to 0.075 ppm. The USEPA plans to finalize ozone non-attainment regions by March 2010 and states would likely submit plans to come into attainment by 2013. The Company is unable to predict with certainty the impact of the states’ future recommendations on NRG’s operations.
     Regional Environmental Initiatives
     Northeast Region - On December 20, 2005, ten northeastern states entered into a Memorandum of Understanding, or MOU, to create the Regional Greenhouse Gas Initiative, or RGGI, to establish a cap-and-trade GHG program for electric generators. These RGGI states are in the process of promulgating state regulations needed for implementation of the program, which will become effective on January 1, 2009. Electric generating units in RGGI will have to procure one allowance for every U.S. ton emitted with true up for 2009-2011 occurring in 2012. The RGGI states plan to provide allowances through quarterly auctions, the first of which could be held as early as September 2008. NRG units located in Connecticut, Delaware, Maryland, Massachusetts and New York emitted approximately 12 million tonnes (13 million US tonnes) in 2007. The impact of RGGI on power prices (and thus on the Company’s financial performance), indirectly through generators seeking to pass through the cost of their CO2 emissions, cannot be predicted. However, NRG believes that due to the absence of allowance allocations under RGGI, the direct financial impact on NRG is likely to be negative as the Company will incur costs in the course of securing the necessary allowances and offsets at auction and in the market.
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
     Northeast Region
     New York — On March 7, 2008, FERC issued an order accepting the NYISO’s proposed market reforms to the in-city Installed Capacity, or ICAP, market, with only minor modifications. The NYISO proposal retains the existing ICAP market structure, but imposes additional market power mitigation on the current owners of Consolidated Edison’s divested generation units in New York City (which include NRG’s Arthur Kill and Astoria facilities), who are deemed to be pivotal suppliers. Specifically, the NYISO proposal imposes a new reference price on pivotal suppliers and requires bids to be submitted at or below the reference price. The new reference price is derived from the expected clearing price based upon the intersection of the supply curve and the ICAP Demand Curve if all suppliers bid as price-takers. The NYISO’s proposed reforms became effective March 27, 2008.
     PJM — On January 31, 2008, PJM submitted to FERC a proposal to increase its Cost of New Entry, which is a critical component of the demand curve in the RPM market, for the 2011/2012 delivery year. On April 4, 2008, FERC rejected this proposed revision on procedural grounds.
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

The PUCT approved the Texas Nodal Protocols on April 5, 2006, and full implementation of the new market design is scheduled to begin in December 2008.
     In addition, the PUCT has increased the “offer cap” for ERCOT’s ancillary service and balancing energy markets to $2,250 per megawatt and megawatt hour, to increase to $3,000 two months after implementation of the Texas Nodal market design.
     West Region
     CAISO has indicated that its Market Redesign and Technology Upgrade, or MRTU, program will not be implemented before the summer peak season. On September 21, 2006, FERC conditionally accepted the MRTU proposal. Significant components of the MRTU include (i) locational marginal pricing of energy; (ii) a more effective congestion management system; (iii) a day-ahead market; and (iv) an increase to the existing bid caps. NRG considers these market reforms to be a positive development for its assets in the region.

Consolidated Results of Operations
The following table provides selected financial information for the Company for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(In millions except otherwise noted)	2008	2007	Change %

Operating Revenues
Energy revenue	$925	$936	(1)%
Capacity revenue	347	273	27
Risk management activities	(129)	(43)	200
Contract amortization	69	52	33
Thermal revenue	36	41	(12)
Other revenues	54	40	35

Total operating revenues	1,302	1,299	—
Operating Costs and Expenses
Cost of operations	804	781	3
Depreciation and amortization	161	160	1
General and administrative	75	85	(12)
Development costs	12	23	(48)

Total operating costs and expenses	1,052	1,049	—
Gain on sale of assets	—	17	N/A

Operating income	250	267	(6)
Other Income/(Expense)
Equity in (losses)/earnings of unconsolidated affiliates	(4)	13	(131)
Other income, net	9	15	(40)
Interest expense	(153)	(179)	(15)

Total other expenses	(148)	(151)	(2)

Income from Continuing Operations before income tax expense	102	116	(12)
Income tax expense	54	55	(2)

Income from Continuing Operations	48	61	(21)
Income from discontinued operations, net of income tax expense	4	4	—

Net Income	$52	$65	(20)

Business Metrics
Average natural gas price — Henry Hub ($/MMbtu)	8.58	7.18	19%

NA — Not Applicable
   Consolidated Discussion
     Operating Revenues
     Operating revenues increased by $3 million during the three months ended March 31, 2008, compared to 2007. This was primarily due to:
•	Energy revenues — energy revenues decreased by $11 million during the three months ended March 31, 2008, compared to 2007:
o	Texas — energy revenues decreased by $17 million due to lower contracted energy prices. This was partially offset by higher merchant market prices.

o
Northeast — energy revenues decreased by $8 million due to a $15 million reduction in contracted bilateral revenue, and a $2 million, or 1%, decrease in generation across the region. This was partially offset by a $9 million increase resulting from an average 3% price increase to $75 MWh across the region.

o
South Central — energy revenues increased by $13 million due to a $4 million increase in contract energy revenue primarily driven by higher fuel cost pass-through adjustments and a 1% increase in MWh sold to the region’s cooperative customers. There was also a $9 million increase in merchant energy revenue attributable to 12% increased coal generation from fewer planned outage hours.

•	Capacity revenues — capacity revenues increased by $74 million during the three months ended March 31, 2008, compared to 2007:
o	Texas — capacity revenues increased by $26 million due to higher capacity contract volumes.

o
Northeast — capacity revenues increased by $27 million due to a $15 million increase in PJM assets reflecting the recognition of a full quarter of capacity revenue from the RPM capacity market, an $8 million increase in NEPOOL assets driven by additional revenue recognized on the Norwalk RMR contract, and a $4 million increase in New York assets from favorable contract prices. Both the RPM capacity market and Norwalk RMR contract first became effective in June 2007. These increases were offset by lower prices resulting from a reduction in Installed Reserve Margin as well as competitive bidding strategies in New York City.

o
South Central — capacity revenues increased by $5 million due to a $3 million increase in new peak loads from cooperative customers (including higher pass-through of transmission cost) and a $2 million increase in merchant capacity revenue from the Rockford plants under RPM market prices in PJM.

o
West — capacity revenues increased by $12 million due to a $7 million increase in revenue from a new tolling agreement at the Long Beach plant, a $4 million increase in Resource Adequacy revenue from new agreements which became effective in 2008 and improved performance at the El Segundo plant.

•	Contract amortization — increased by $17 million due to an increase in spread between contract price and market price used to value the contract at the Acquisition date.

•	Other revenues — increased by $14 million primarily due to a $9 million increase in emission revenue and an $8 million increase in natural gas sales.

•
Risk management activities — revenues from risk management activities include all derivative activity that does not qualify for hedge accounting and the ineffective portion associated with hedged transactions. Such revenues decreased by $86 million during the three months ended March 31, 2008, compared to 2007. The breakdown of changes by region is as follows:

	Three months ended March 31, 2008				Three months ended March 31, 2007

			South				South	Total
(In millions)	Texas	Northeast	Central	Total	Texas	Northeast	Central	Total

Net gains/(losses) on settled positions, or financial revenues	$(2)	$10	$4	$12	$18	$29	$—	$47

Mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	(7)	(3)	—	(10)	(31)	(26)	—	(57)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	1	1	(7)	(5)	1	(9)	(5)	(13)
Net unrealized losses on open positions related to economic hedges	(113)	(29)	—	(142)	(10)	(25)	—	(35)
Net unrealized gains/(losses) on open positions related to trading activity	17	(17)	16	16	2	2	11	15

Subtotal mark-to-market results	(102)	(48)	9	(141)	(38)	(58)	6	(90)
Total derivative gain/(loss)	$(104)	$(38)	$13	$(129)	$(20)	$(29)	$6	$(43)

     NRG’s first quarter 2008 loss was comprised of $141 million of mark-to-market losses offset by $12 million in settled gains, or financial revenue. Of the $141 million of mark-to-market losses, $10 million represents the reversal of mark-to-market gains recognized on economic hedges and $5 million represents the reversal of mark-to-market gains recognized on trading activity during 2007. Both of these losses ultimately settled as financial revenues during 2008. The $142 million loss from economic hedge positions is comprised of a $97 million decrease in value of forward sales of electricity and fuel due to unfavorable power and gas prices and a $45 million loss from hedge accounting ineffectiveness related to gas trades in the Texas region due to a change in the correlation between natural gas and power prices as of March 31, 2008.
     Since these hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on energy revenues, which are recorded net of financial instruments hedges that are afforded hedge accounting treatment, and cost of energy. During the course of and prior to 2007, NRG hedged a portion of the Company’s 2007 and 2008 generation. Since that time, the settled and forward prices of electricity and natural gas have increased, resulting in the recognition of unrealized mark-to-market forward losses. In 2007, NRG recognized forward mark-to-market losses as forward prices of electricity increased relative to its forward positions.

      Cost of Operations
     Cost of operations for the three months ended March 31, 2008 increased by $23 million compared to 2007, and as a percentage of revenues it increased from 60% in 2007 to 62% in 2008:
•
Texas — cost of operations increased by $19 million, due to a $21 million increase in cost of energy and a $3 million decrease in other operating costs. The $21 million increase in cost of energy is driven by a $15 million increase from the establishment of a loss reserve for a coal contract dispute, a $10 million increase in natural gas expense resulting from a $1.60 per MMBtu rise in average gas prices, a $6 million increase in ancillary services and other ERCOT fees, a $4 million increase in purchased power, and a $3 million increase in other baseload fuel. The increases in cost of energy were partially offset by a decrease in amortized fuel expense of $17 million. The decrease in other operating costs of $3 million is due to a $5 million decrease in property taxes related to a higher initial estimate in 2007 compared to 2008, offset by a $2 million increase in maintenance cost due to the timing of planned outages at the region’s coal fired facilities.

•
Northeast — cost of operations decreased by $1 million due to a $7 million decrease in maintenance costs offset by a $6 million increase in fuel costs. The $7 million decrease in maintenance costs are a result of fewer planned outages at the Indian River and Dunkirk plants. This decrease was offset by a $6 million increase in fuel costs, which includes $22 million in higher coal expenses resulting from a rise in coal generation and coal transportation costs and $14 million in higher gas expenses related to increased gas fired generation in New York City. These increases were offset by a $30 million reduction in oil expense driven by lower oil fired generation primarily at the Middletown and Oswego facilities.

•
South Central — cost of operations increased by $4 million. This increase is due to a $7 million increase in fuel costs, which includes $6 million in higher coal expenses, a $3 million increase in transmission costs reflecting an increase in merchant energy sales and a $2 million increase in natural gas costs tied to higher generation from the gas fired Rockford plants. These increases were offset by a $4 million reduction in purchased energy due to a 12% increase in coal generation. Other operating expenses decreased by $3 million due to reduced maintenance expense related to the later start of the 2008 spring outages compared to the prior year.

     General and Administrative
     NRG’s general and administrative, or G&A, costs for the three months ended March 31, 2008 decreased by $10 million compared to 2007, and as a percentage of revenues was 6% and 7% in 2008 and 2007, respectively. This decrease was due to:
•
Franchise tax — the Company’s Louisiana state franchise tax decreased by approximately $6 million. Louisiana franchise tax is assessed based on the Company’s total debt and equity that significantly increased following the acquisition of Texas Genco LLC on February 2, 2006. A retroactive adjustment to franchise tax expense was recorded in the first quarter 2007.

•	Other G&A expenses — other G&A expenses declined by approximately $4 million primarily due to reductions in insurance, relocation and information technology consultant expenses.
     Development Costs
     NRG’s development costs were $12 million for the three months ended March 31, 2008, a decrease of $11 million from 2007. These costs were due to the Company’s RepoweringNRG projects:
•
Texas — on September 24, 2007, NRG filed a Combined Operating License Application, or COLA, with the NRC to build and operate two new nuclear units at the STP site. During the first quarter 2007, NRG incurred $17 million in development costs related to the STP units 3 and 4 project. Commencing January 1, 2008, NRG began to capitalize the costs to continue to develop STP units 3 and 4. Accordingly, there are no such development expenses reflected in results of operations for the first quarter 2008.

•	Wind projects — approximately $6 million in development costs related to wind projects primarily in Texas, an increase of approximately $4 million over the comparable 2007 quarter.

•	Other projects — approximately $6 million in development costs related to other domestic RepoweringNRG projects, an increase of approximately $2 million over the first quarter 2007.
     Gain on Sale of Assets
     NRG’s gain on sale of assets for the three months ended March 31, 2007 was approximately $17 million. On January 3, 2007, NRG completed the sale of the Company’s Red Bluff and Chowchilla II power plants resulting in a pre-tax gain of approximately $18 million. The Company reported no sales of assets for the first quarter 2008.
     Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates for the three months ended March 31, 2008 decreased by $17 million compared to 2007. This decrease was primarily due to an $18 million mark-to-market unrealized loss on a forward contract for the sale of natural gas executed to hedge the future power generation from the Sherbino I Wind Farm equity investment.
     Other Income, Net
     NRG’s other income for the three months ended March 31, 2008 decreased by $6 million compared to 2007. This decrease was primarily due to reduced interest income of approximately $4 million from lower market interest rates on cash deposits.
     Interest Expense
     NRG’s interest expense for the three months ended March 31, 2008 decreased by $26 million compared to 2007. This decrease was primarily due to interest savings from the $300 million prepayment of the Term B loan under the Senior Credit Facility on December 31, 2007, accompanied by a reduction on the variable interest rates on long-term debt, and from more capitalized interest due to RepoweringNRG projects under construction.
     Income Tax Expense
     Income tax expense decreased by $1 million for the three months March 31, 2008, compared to 2007. The effective tax rate was 52.9% and 47.4% for the three months ended March 31, 2008 and 2007, respectively. The decrease in income tax expense was primarily due to a decrease in income and in permanent differences:

(In millions except otherwise stated)
Three months Ended March 31,	2008	2007

Income from continuing operations before income taxes	$102	$116
Tax at 35%	36	41
State taxes, net of federal benefit	6	6
Foreign operations	(3)	(1)
Valuation allowance	8	—
Foreign dividends	6	5
Non-deductible interest	3	3
Other permanent differences	(2)	1

Income tax expense	$54	$55

Effective income tax rate	52.9%	47.4%

     The decrease in income tax expense was primarily due to:
•	Decrease in profits — income before tax decreased by $14 million, with a corresponding decrease of approximately $5 million in income tax expense.

•	Permanent differences — the Company’s effective tax rate differed from the US statutory rate of 35% due to:

o
Lower tax rates in foreign jurisdictions — lower income tax rates at the Company’s foreign locations resulted in additional income tax benefit during the first quarter 2008 compared to 2007 of $2 million.

o
Section 1256 capital loss — During the first quarter 2008, the Company had generated net capital losses primarily due to derivative trading activity for which the Company has determined a valuation allowance of $9 million of federal tax expense and $1 million of state and local tax expense is necessary. The Company reduced its foreign valuation allowance by $1 million due to the utilization of foreign NOL.

     The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses and changes in valuation allowances in accordance with SFAS 109. These factors and others, including the Company’s history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
     Income from Discontinued Operations, Net of Income Tax Expense
     Discontinued operations were comprised of the results of ITISA. NRG classifies as discontinued operations the income from operations and gains/losses recognized on the sale of projects that were sold or were deemed to have met the required criteria for such classification pending final disposition. For the three months ended March 31, 2008 and 2007, NRG recorded income from discontinued operations, net of income tax expense, of $4 million and $4 million, respectively.

Results of Operations — Regional Discussions
     The following is a detailed discussion of the results of operations of NRG’s major wholesale power generation business segments.
   Texas
     For a discussion of the business profile of the Company’s Texas operations, see pages 22-25 of NRG Energy, Inc.’s 2007 Annual Report on Form 10-K.
Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2008	2007	Change %

Operating Revenues
Energy revenue	$546	$563	(3)%
Capacity revenue	118	92	28
Risk management activities	(104)	(20)	420
Contract amortization	63	47	34
Other revenues	26	13	100

Total operating revenues	649	695	(7)
Operating Costs and Expenses
Cost of energy	258	237	9
Other operating expenses	164	185	(11)
Depreciation and amortization	113	114	(1)

Operating Income	$114	$159	(28)
MWh sold (in thousands)	11,031	10,978	—
MWh generated (in thousands)	10,756	10,742	—
Business Metrics
Average on-peak market power prices ($/MWh)	70.48	57.48	23
Cooling Degree Days, or CDDs (a)	74	119	(38)
CDD’s 30 year rolling average	95	94	1
Heating Degree Days, or HDDs (a)	1,053	1,134	(7)
HDD’s 30 year rolling average	1,132	1,122	1%

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

     Operating Income
     For the three months ended March 31, 2008, compared to 2007, operating income decreased by $45 million due to:
•	Capacity Revenues — increased by $26 million related to higher sales under long-term bilateral contracts with a capacity component in 2008.

•
Energy Revenues - decreased by $17 million primarily due to lower contracted energy revenue as the region shifts transactions to provide more contracted capacity versus contracted energy. Decreased contract energy revenue was partially offset by higher market prices on open merchant positions within the market, as well as higher merchant sales volumes.

•	Cost of Energy — increased by $21 million due to the recording of a loss reserve of $15 million related to a coal contract dispute, combined with increased gas prices in 2008 of about $1.60 per MMBtu.

•	Emissions Revenues - increased by $11 million in Texas due to an intercompany sale of emissions credits to Corporate.

•
Risk Management Activities — decreased by $84 million due to an increase in unrealized derivative losses of $72 million and lower gains on settled financial transactions by $20 million. These increases in realized and unrealized losses are attributable to a generally rising price environment in the first quarter 2008 for both gas and power.

•	Contract Amortization — increased by $16 million in 2008 an increase in spread between contract prices and market prices used to value the contract at Acquistion date.

•	Other Operating Costs — declined by $21 million due to decreased nuclear development expenses, and decreased property taxes as a result of a higher initial estimate in 2007 than in 2008.

     Operating Revenues
     Total operating revenues from the Texas region decreased by $46 million during the three months ended March 31, 2008, compared to 2007, due to:
•
Capacity Revenue — increased by $26 million due to a higher number of capacity contracts in 2008. While capacity auction contracts are gradually decreasing from year to year, 2008 has a number of bilateral contracts with a capacity component that resulted in higher capacity revenue.

•
Energy Revenues — decreased by $17 million due to decreased contract prices in lieu of higher capacity payments and lower overall contracted prices in 2008. As a whole, contract energy revenue decreased compared to 2007, due to lower realized contract prices by $2 per MWh. This was partly offset by higher merchant prices in the first quarter 2008.

•	Contract amortization — increased by $16 million in the first quarter 2008 an increase in spread between contract prices and market prices used to value the contract at Acquistion date.

•	Other revenues — other revenues increased by $13 million mainly due to an $11 million increase in intercompany emission credit sales to the Corporate.

•
Risk management activities — The Texas region recorded total derivative losses of $104 million in the quarter ended March 31, 2008 compared to a $20 million loss for the quarter ended March 31, 2007. The 2008 derivative loss was comprised of $102 million of mark-to-market losses and $2 million in settled losses, or financial revenue. The 2007 derivative loss of $20 million is composed of $38 million in unrealized derivative losses and $18 million in settled financial revenue gains. Of the $102 million of mark-to-market losses, $7 million represents the reversal of mark-to-market losses previously recognized on economic hedges and $1 million from the reversal of mark-to-market gains previously recognized on trading activity. Both of these losses ultimately settled as financial revenues during the first quarter 2008. The remaining $96 million of mark-to-market losses were comprised of a $113 million loss from economic hedge positions which was comprised of a $69 million unrealized loss in the value of forward sales of electricity and fuel due to increased power and natural gas prices and a $44 million loss from hedge accounting ineffectiveness. This ineffectiveness was primarily related to gas swaps and collars due to a change in the correlation between natural gas and power. Additionally, the region recognized an unrealized mark-to market gain of $17 million on trading transactions.

     Cost of Energy
     Cost of energy for the Texas region increased by $21 million during the three months ended March 31, 2008, compared to 2007, due to:
•
Baseload fuel expense — increased by $18 million. While coal fired generation decreased by 1%, coal expense increased $15 million due to recognition of a loss reserve related to a coal contract dispute. Additionally, nuclear generation increased 8%, or 180 thousand MWh.

•	Natural gas expense — increased by $10 million despite a 9%, or 71 thousand MWh decrease in gas fired generation, due to gas price increases by an average of $1.60 per MMbtu.
•
Purchased ancillary service expense and ERCOT ISO fees — increased by $6 million due to increased cost to meet ancillary obligations and ERCOT fee increases starting in June 2007 related to the development of a nodal market.

•	Purchased power — increased by $4 million due to higher market prices for power purchased during unplanned outages at our baseload plants.
     This was partially offset by:
•	Amortized fuel costs — decreased by approximately $17 million due to the roll off of existing contracts in 2007.
     Other Operating Expenses
     Other operating expenses for the Texas region decreased by $21 million during the three months ended March 31, 2008, compared to 2007, due to:
•	Development costs — decreased $17 million, primarily related to spending on STP units 3 and 4 which is being capitalized beginning in 2008 following the docketing of the Company’s COLA with the NRC.

•	Property taxes — decreased $5 million, due to a higher initial assessment in 2007 than in 2008.
     These decreases were partially offset by:
•	Planned outages — O&M expense increased by $2 million, primarily related to the timing of outages at Limestone.

     Northeast Region
     For a discussion of the business profile of the Northeast region, see pages 25-28 of NRG Energy, Inc.’s 2007 Annual Report on Form 10-K.
     Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2008	2007	Change %

Operating Revenues
Energy revenue	$264	$272	(3)%
Capacity revenue	110	83	33
Risk management activities	(38)	(29)	31
Other revenues	24	16	50

Total operating revenues	360	342	5
Operating Costs and Expenses
Cost of energy	168	162	4
Other operating expenses	93	103	(10)
Depreciation and amortization	26	25	4

Operating Income	$73	$52	40
MWh sold (in thousands)	3,591	3,614	(1)
MWh generated (in thousands)	3,591	3,614	(1)
Business Metrics
Average on-peak market power prices ($/MWh)	85.78	73.90	16
Cooling Degree Days, or CDDs(a)	—	—	—
CDD’s 30 year rolling average	—	—	—
Heating Degree Days, or HDDs(a)	5,884	6,193	(5)%
HDD’s 30 year rolling average	6,253	6,234	—

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

     Operating Income
     Operating income increased by $21 million for the three months ended March 31, 2008, compared to 2007, due to:
•
Operating revenues — increased by $18 million due to the favorable impact of capacity markets and higher sales of emission allowances, partially offset by higher losses in the region’s risk management activities.

•	Other operating expenses — decreased by $10 million primarily reflecting lower maintenance expenses at the Indian River and Dunkirk plants due to timing of annual outages.
     These favorable variances are partially offset by:
•
Cost of energy — increased by approximately $6 million, despite a 1% decrease in generation, due primarily to higher coal transportation costs across the region and increased coal commodity costs at the Somerset plant.

     Operating Revenues
     Operating revenues increased by $18 million for the three months ended March 31, 2008, compared to 2007. The primary drivers were:
•
Capacity revenues — increased by $27 million, of which $15 million was from the region’s PJM assets, $8 million was from the region’s NEPOOL assets and $4 million was from the region’s New York assets.

o	PJM — The increase was due to recognizing a full quarter’s capacity revenue in first quarter 2008 as a result of the RPM capacity market which became effective on June 1, 2007.

o	NEPOOL — The increase was due to additional revenue recognized on the Norwalk RMR contract, which became effective June 19, 2007.

o
NYISO — The increase in New York was attributable to favorable capacity cash flow hedges more than offsetting a decline in prices driven by both the NYISO’s 1.5% reduction in the Installed Reserve Margin effective May 1, 2007 and lower capacity prices in New York City due to competitor bidding strategies.

•	Other revenues — increased by $8 million, of which approximately $6 million was due to increased activity in the trading of emission allowances.
     These were partially offset by:
•
Risk management activities — The Northeast region recorded $38 million and $29 million in risk management losses in the quarters ended March 31, 2008 and 2007, respectively. The region’s 2008 losses were comprised of $48 million of mark-to-market losses and $10 million in settled gains, or financial revenue. The $29 million risk management losses for the comparable 2007 period were comprised of $58 million unrealized mark-to-market losses offset by $29 million in settled gains.

•
Energy revenues — decreased by approximately $8 million, reflecting a $15 million reduction in contracted bilateral energy revenue and a $2 million reduction from lower generation, partially offset by a $9 million increase from realized prices that rose 3% on average.

o	Contracted energy — The decrease resulted from fewer bilateral contracts and lower net revenue on the remaining contracts.

o
Generation — Total generation decreased 1%, as a 352 thousand MWh decline for oil fired generation was partially offset by an 8% increase in base load coal generation. The decline in oil-fired generation was primarily driven by a 151 thousand MWh decrease at our Middletown plant due to timing of outages and a 152 thousand MWh reduction in Oswego’s generation following a mild winter combined with less economic production given rising oil prices. The increase in base load coal generation reflected a 292 thousand MWh increase at the Indian River plant due to timing of planned outages and improved plant performance.

o	Price — on average, realized prices increased 3% to $75/MWh, compared with $73/MWh in the prior year.
     Cost of Energy
     Cost of energy increased by approximately $6 million despite the 1% decrease in generation. Coal expense increased by $22 million primarily due to an increase in coal generation and increased coal transportation costs tied to fuel surcharges. Gas expense increased by $14 million primarily due to increased generation from our gas-fired generation in New York City. These unfavorable variances were partially offset by a $30 million reduction in oil costs driven by lower oil fired generation primarily at the Middletown and Oswego facilities.
     Other Operating Expenses
     Other operating expenses decreased by $10 million for the three months ended March 31, 2008, compared to 2007, due to:
•	Plant Operating & Maintenance spending — decreased $7 million due to lower maintenance costs resulting from less planned outage work at our Indian River and Dunkirk plants.

•	G&A expenditures — decreased by $3 million primarily due to lower corporate allocations and insurance costs.

     South Central Region
     For a discussion of the business profile of the South Central region, see pages 28-30 of NRG Energy, Inc.’s 2007 Annual Report on Form 10-K.
     Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2008	2007	Change %

Operating Revenues
Energy revenue	$100	$87	15%
Capacity revenue	57	52	10
Risk management activities	13	6	117
Contract amortization	6	5	20
Other revenues	3	—	N/A

Total operating revenues	179	150	19
Operating Costs and Expenses
Cost of energy	88	81	9
Other operating expenses	22	30	(27)
Depreciation and amortization	17	17	—

Operating Income	$52	$22	136
MWh sold (in thousands)	3,088	2,826	9
MWh generated (in thousands)	3,024	2,708	12
Business Metrics
Average on-peak market power prices ($/MWh)	67.84	57.84	17
Cooling Degree Days, or CDDs(a)	5	27	(81)
CDD’s 30 year rolling average	31	29	7
Heating Degree Days, or HDDs(a)	1,885	1,751	8
HDD’s 30 year rolling average	1,914	1,895	1

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

     Operating Income
     Operating income for the region increased by $30 million for the three months ended March 31, 2008, compared to 2007, due to a combination of higher plant availability driving a 12% increase in generation and lower operating expenses.
     Operating Revenues
     Operating revenues increased by $29 million for the three months ended March 31, 2008, compared to 2007, due to:
•
Energy revenues — increased by approximately $13 million. Contract energy revenues increased by $4 million due to higher fuel cost pass-through adjustments for the region’s cooperative customers and a 1% increase in total contract MWh sold. A 3.2% increase in MWh sold to cooperative customers was offset by an 8.4% decrease in MWh sales to other contract customers. Fewer planned outage hours during the quarter drove a 12% increase in coal generation leading to a $9 million increase in merchant energy revenues.

•
Capacity revenues — increased by approximately $5 million of which $3 million was attributable to new peak loads from our cooperative customers which determines capacity payments under those contracts combined with higher transmission pass-through costs and a $2 million increase in merchant capacity from the Rockford plants which earn RPM capacity revenues from the PJM market.

•
Risk Management Activities — gains of approximately $13 million during 2008 compared to $6 million in gains in 2007. The $13 million gain includes a $9 million unrealized gain related to the changes in fair value of forward derivative positions as compared to a $5 million gain in the same period in 2007. This $9 million gain includes a $7 million loss from the roll-off of economic hedges in the quarter offset by $16 million gain from trading activity. Risk management activity results in the first quarter 2008 included $4 million in realized gains on settled power positions compared to a $1 million realized gain in the first quarter 2007.

•
Other revenues — increased by approximately $3 million due to intercompany sales of SO2 allowances to Corporate in order to optimize the value of the Company’s emission allowances in excess of current needs.

     Cost of Energy
     Cost of energy increased by $7 million for the three months ended March 31, 2008, compared to 2007, due to:
•
Coal costs — increased by approximately $6 million, of which $8 million was due to the 12% increase in coal generation partially offset by a $2 million decrease in allocated rail car lease fees among the regions to better reflect the actual usage of the Company’s railcar fleet.

•
Transmission costs — increased by approximately $3 million due to a $1 million increase in network transmission costs, which are passed through to the region’s cooperative customers, combined with a $2 million increase in point-to-point transmission costs resulting from the increase in merchant energy sales.

•	Natural gas costs — increased by approximately $2 million due to higher generation from the gas fired Rockford plants.
     This increase was offset by:
•	Purchased energy — decreased by approximately $4 million due to higher plant availability and as generation from the region’s coal plant reduced the need for power purchases to support contract load.
     Other Operating Expenses
     Other operating expenses decreased by approximately $8 million for the three months ended March 31, 2008, compared to 2007, due to:
•	Maintenance expense — decreased by $2 million compared to the first quarter of 2007 mainly due to the later start of the spring 2008 outages versus the prior year.

•
Franchise tax — Louisiana state franchise tax decreased by approximately $6 million as the prior year’s first quarter results included a retroactive charge for higher franchise taxes influenced by the Company’s total debt and equity following the acquisition of Texas Genco LLC in 2006.

     West Region
     For a discussion of the business profile of the West region, see pages 30-32 of NRG Energy, Inc.’s 2007 Annual Report on Form 10-K.
     Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2008	2007	Change %

Operating Revenues
Energy revenue	$—	$1	N/A
Capacity revenue	38	26	46%
Risk management activities	—	—	—
Other revenues	—	1	N/A

Total operating revenues	38	28	36
Operating Costs and Expenses
Cost of energy	2	1	100
Other operating expenses	18	20	(10)
Depreciation and amortization	1	—	N/A

Operating Income	$17	$7	143
MWh sold (in thousands)	150	50	200
MWh generated (in thousands)	150	50	200
Business Metrics
Average on-peak market power prices ($/MWh)	80.21	60.05	34
Cooling Degree Days, or CDDs(a)	—	2	N/A
CDD’s 30 year rolling average	7	10	(30)
Heating Degree Days, or HDDs(a)	1,525	1,374	11
HDD’s 30 year rolling average	1,434	1,419	1%

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

     Operating Income
     Operating income increased by $10 million for the three months ended March 31, 2008, compared to 2007, due to:
•
Capacity revenues — increased by approximately $12 million, primarily resulting from a new tolling agreement at the region’s Long Beach plant and the sale of El Segundo Resource Adequacy, or RA, capacity:

o
Long Beach — On August 1, 2007, NRG successfully completed the repowering of a 260 MW natural gas-fueled generating plant at its Long Beach generating facility, which contributed approximately $7 million in capacity revenues for the three months ended March 31, 2008.

o
El Segundo — In 2007, NRG entered into several RA sale agreements, that became effective in 2008, to sell a partial amount of El Segundo RA capacity. These agreements have contributed approximately $4 million in capacity revenues for the three months ended March 31, 2008.

•	O&M expense — decreased by approximately $2 million due to an environmental liability recognized in 2007 related to our El Segundo facility.
     This increase was offset by:
•
Cost of energy — increased by $1 million for the three months ended March 31, 2008, compared to 2007, as a result of RA buyback from Southern California Edison in support of the RA sale agreements mentioned in the above capacity revenue section.

•
Energy revenues — decreased by approximately $1 million due to the tolling agreement at the Encina plant that has resulted in the receipt of fixed monthly capacity payment in return for the right to schedule and dispatch from the plant.

•	Depreciation and amortization — increased by $1 million, reflecting the depreciation associated with the successful completion of the RepoweringNRG project at Long Beach.

•	Other revenues — decreased emission credit revenue of $1 million at the Long Beach plant due in part to the new tolling agreement.
Liquidity and Capital Resources
     Liquidity Position
     As of March 31, 2008 and December 31, 2007, NRG’s liquidity was approximately $2.3 billion and $2.7 billion, respectively, comprised of the following:

(In millions)
As of	March 31, 2008	December 31, 2007

Cash and cash equivalents	$834	$1,132
Restricted cash	39	29

Total cash	873	1,161

Synthetic letter of credit availability	471	557
Revolver credit facility availability	997	997

Total liquidity	$2,341	$2,715

     Management believes that these amounts and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, to fund dividends to NRG’s preferred shareholders and other liquidity commitments. Management continues to regularly monitor the company’s ability to finance the needs of its operating, financing and investing activity in a manner consistent with its intention to maintain a net debt to capital ratio in the range of 45-60%.
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
     As part of the amendments to NRG’s Senior Credit Facility entered into on June 8, 2007, the Company obtained the ability to move its current second lien counterparty exposure to the first lien, on a pari passu basis, with the Company’s existing first lien lenders. In exchange for moving some second lien holders to a pari passu basis with the Company’s first lien lenders, the counterparties agreed to relinquish letters of credit issued by NRG which they held as a part of their collateral package.
     On March 31, 2008, the Company moved a second lien counterparty to a first lien position, resulting in the release of approximately $57 million of letters of credit. As of March 31, 2008, and April 25, 2008, the net discounted exposure less collateral posted on the agreements and hedges that were subject to the first lien structure were approximately $1.1 billion and $1.6 billion, respectively. As of March 31, 2008, and April 25, 2008, the net discounted exposure less collateral posted on the agreements and hedges that were subject to the second lien structure were approximately $382 million and $579 million, respectively.

     The following table summarizes the amount of MWs hedged against the Company’s baseload assets and as a percentage relative to the Company’s forecasted baseload capacity under the first and second lien structure as of April 25, 2008:

Equivalent Net Sales secured by First and Second Lien Structure(a)	2008(b)	2009	2010	2011	2012	2013

In MW	3,924	4,875	3,730	3,430	1,542	824
As a percentage of total forecasted baseload capacity (c)	57%	70%	55%	51%	23%	15%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2008 MW value consists of May through December positions only.

(c)	Forecasted baseload capacity under the first and second lien structure represents 80% of the total Company’s baseload assets.
     Common Stock Finance I Debt Extension
     The Company’s Senior Credit Facility and Senior Notes indentures contain provisions, or restricted payments, limiting the use of funds for transactions such as common share repurchases. To maintain restricted payment capacity under the Senior Notes indentures, in March 2008 the Company executed an arrangement with Credit Suisse to extend the notes and preferred interest maturities of NRG Common Stock Finance I, LLC, or CSF I, from October 2008 to June 2010. In addition, the settlement date for any share price appreciation beyond a 20% compound annual growth rate since the original date of purchase by CSF I was extended 30 days to early December 2008. As part of the extension, the Company also contributed 795,503 additional treasury shares to CSF I as additional collateral to maintain a blended interest rate in the CSF I facility of approximately 7.5%. Accordingly, the amount due at maturity in June 2010 for the CSF I notes and preferred interests is $248 million.
Asset Sales
     ITISA
     On December 18, 2007, NRG entered into a sale and purchase agreement to sell its 100% interest in Tosli, which holds all NRG’s interest in ITISA, to Brookfield Power Inc., a wholly-owned subsidiary of Brookfield Asset Management Inc., a Canadian asset management company, focused on property, power and infrastructure assets. On April 28, 2008, NRG completed the sale and received $288 million in cash proceeds. The sale process will remove approximately $153 million of assets, including $53 million of cash, and approximately $116 million of liabilities, including $61 million of debt, that are classified as discontinued assets and liabilities on the condensed consolidated balance sheet as of March 31, 2008. NRG expects to recognize a pre-tax gain of approximately $250 million and a net pre-tax cash additions of approximately $234 million, subject to a purchase price adjustment to be finalized within 90 days of the sale date. As discussed in Note 3, Discontinued Operations, the activities of Tosli and ITISA have been classified as discontinued operations.
USES OF FUNDS
     The Company’s requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (1) commercial operations activities; (2) capital expenditures including RepoweringNRG project deposits; (3) corporate financial transactions; and (4) debt service obligations.
     Commercial Operations
     NRG’s commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by (i) margin and collateral posted with counterparties; (ii) initial collateral required to establish trading relationships; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of March 31, 2008, commercial operations had total cash collateral outstanding of $239 million, and $338 million outstanding in letters of credit to third parties primarily to support its hedging activities.
     Future liquidity requirements may change based on the Company’s hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG’s credit ratings and general perception of its creditworthiness.

     Capital Expenditures and RepoweringNRG Equity Investments in affiliates
     For the three months ended March 31, 2008 the Company’s capital expenditures were approximately $164 million, of which $93 million was related to RepoweringNRG projects. The following table summarizes the Company’s capital expenditures for the three months ended March 31, 2008 and the estimated capital expenditure and repowering investments forecast for the remainder of 2008.

(In millions)	Maintenance	Environmental	Repowering	Total

Northeast	$3	$15	$2	$20
Texas	42	—	34	76
South Central	2	3	—	5
West	2	—	10	12
Wind	—	—	47	47
Other	4	—	—	4

Capital expenditures through March 31, 2008	53	18	93	164
Capital expenditures through the remainder of 2008	181	269	512	962

Total estimated capital expenditures for 2008	$234	$287	$605	$1,126

Total estimated repowering equity investments for 2008	N/A	N/A	$87	$87

     Repowering capital expenditures and investments — RepoweringNRG project capital expenditures consisted of approximately $47 million in deposits for wind turbines and construction related costs for the Elbow Creek wind farm project which is currently under construction. In addition, the Company’s RepoweringNRG capital expenditures included $22 million related to the construction of Cedar Bayou Unit 4 in Texas and $10 million for a deposit on a turbine for the repowering of the El Segundo generating station in the West region.
     The Company’s estimated repowering capital expenditures for the remainder of 2008 are expected to consists of $296 million related to the construction and equipment procurement for the Elbow Creek wind farm project and certain wind farm projects under development. In addition, the Company expects to incur additional 2008 expenditures of approximately $127 million towards the construction of Cedar Bayou Unit 4 and the development of STP Units 3 and 4, and approximately $60 million for the repowering El Segundo generating station in California.
     As subsequently discussed under RepoweringNRG Updates, NRG expects to contribute approximately $87 million in assets to its Sherbino wind farm project and has posted a letter of credit in that amount.
     Major maintenance and environmental capital expenditures - The Company’s baghouse project at its Huntley and Dunkirk plants increased environmental capital expenditures by approximately $15 million for the three months ended March 31, 2008. Other capital expenditures included $15 million for STP fuel and $27 million in maintenance capital expenditures in Texas primarily related to the W.A. Parish and Limestone plants.
     NRG anticipates funding these maintenance capital projects primarily with funds generated from operating activities. The Company is also pursuing funding for certain environmental expenditures in the Northeast through Solid Waste Disposal Bonds utilizing tax exempt financing, and expects to draw upon such funds during 2008 and 2009.
     Share Repurchases
     In January 2008, the Company repurchased 344,000 shares of NRG common stock for approximately $15 million under its previously announced 2008 Capital Allocation Program, thus completing $100 million in repurchases since initiation of the program. In February 2008, the Company’s Board of Directors authorized an additional $200 million in common share repurchases that raised the 2008 Capital Allocation Program to approximately $300 million. In March 2008, the Company repurchased an additional 937,600 shares of NRG common stock in the open market for approximately $40 million.
     Debt Service Obligations
     Beginning in 2008, NRG must annually offer a portion of its excess cash flow (as defined in the Senior Credit Facility) to its first lien lenders under the Term B loan. The percentage of excess cash flow offered to these lenders is dependent upon the Company’s consolidated leverage ratio (as defined in the Senior Credit Facility) at the end of the preceding year. Of the amount offered, the first lien lenders must accept 50% while the remaining 50% may either be accepted or rejected at the lenders’ option. The mandatory annual offer required for 2008 was $446 million, against which the Company made a $300 million prepayment in December

2007. Of the remaining $146 million, the lenders accepted a repayment of $143 million in March 2008. The amount retained by the Company can be used for investments, capital expenditures and other items as defined by the Senior Credit Facility.
Cash Flow Discussion
     The following table reflects the changes in cash flows for the comparative periods; all cash flow categories include the cash flows from both continuing operations and discontinued operations:

(In millions)
Three months ended March 31,	2008	2007

Net cash provided by operating activities	$60	$106
Net cash used by investing activities	(132)	(112)
Net cash used by financing activities	$(224)	$(136)

     Net Cash Provided By Operating Activities
     For the three months ended March 31, 2008, net cash provided by operating activities decreased by $46 million compared to the same period in 2007, of which $13 million was due to a decrease in net income. The remaining difference was due to:
•
Collateral deposits — NRG’s net collateral deposits in support of derivative contracts increased by $150 million for the three months ended March 31, 2008, compared to an increase of $120 million during the same period in 2007, a difference of $30 million due to increases in natural gas and coal prices which impacted the Company’s hedges. As of March 31, 2008, NRG had net cash collateral deposit of $221 million.

     Net Cash Used in Investing Activities
     For the three months ended March 31, 2008, net cash used in investing activities was approximately $20 million more than the same period in 2007. This increase in investing activities was due to:
•
Capital expenditures — NRG’s capital expenditures increased by $57 million due to RepoweringNRG projects, primarily related to $47 million in deposits for wind turbines related to the Elbow Creek wind farm and approximately $22 million related to the construction of Cedar Bayou Unit 4. In addition, the Company’s is continuing baghouse project at the Huntley and Dunkirk plants increased environmental capital expenditures by approximately $11 million.

•
Asset sales — Proceeds from asset sales decreased by $17 million. The Company received $12 million in 2008, primarily from the sale of rail cars, and received $29 million in 2007 from the sale of its Red Bluff and Chowchilla II power plants.

•	Purchases of emission allowances — decreased by $60 million.
     Net Cash Used in Financing Activities
     For the three months ended March 31, 2008, net cash used by financing activities increased by approximately $88 million compared to 2007, due to:
•	Debt Payment — The Company paid down $143 million of its Term B loan in March 2008, as discussed above under Debt Service Obligations.

•
Share Repurchase — During the quarter ended March 31, 2008, the Company repurchased approximately $55 million of shares of NRG common stock, compared to $103 million for the quarter ended March 31, 2007.

NOL’s, Deferred Tax Assets and FIN 48 Implications
     As of March 31, 2008, the Company had generated total domestic and foreign pre-tax book income of $76 million and $26 million, respectively. In addition, NRG has cumulative foreign NOL carryforwards of $305 million, of which $75 million will expire starting in 2011 through 2017 and of which $230 million do not have an expiration date.
     In addition to these amounts, the Company has $698 million of tax effected unrecognized tax benefits which relate primarily to net operating losses for tax return purposes but have been classified as capital loss carryforwards for financial statements purposes and for which a full valuation allowance has been established. As a result of the Company’s tax position, and based on current forecasts, future U.S. domestic income tax payments will be minimal through mid-year 2009 as these unrecognized tax benefits will be utilized for tax return purposes.
     However, as the position remains uncertain, of the $698 million of tax effected unrecognized tax benefits, the Company has recorded a non-current tax liability of $50 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority.
     The Company has been contacted for examination by the Internal Revenue Service for years 2004 through 2006. The audit is expected to commence in June 2008 and continue for approximately 18 to 24 months.
     New and On-going Company Initiatives
FORNRG Update
     During 2007, the Company announced the acceleration and planned conclusion of the FORNRG 1.0 program by bringing forward the previously announced 2009 target of $250 million in pre-tax income improvements to 2008. The Company remains on course to achieve the target of $250 million and to launch the next phase of the program, FORNRG 2.0, during 2008.
Nuclear Innovation North America
     On March 25, 2008, NRG announced the formation of Nuclear Innovation North America LLC, or NINA, an NRG subsidiary focused on marketing, siting, developing, financing and investing in new advanced design nuclear projects in select markets across North America, including the planned STP units 3 and 4 that NRG is developing on a 50/50 basis with City of San Antonio’s agent CPS Energy at the STP nuclear power station site. NRG’s rights to develop STP units 3 and 4 have been contributed to special purpose subsidiaries of NINA. NINA will be focused only on developing new projects and will not be involved in the operations of the existing STP units 1 and 2.
     On April 21, 2008, NINA entered into a $20 million revolving loan arrangement, as borrower, to provide working capital to NINA. This facility matures on April 21, 2011, and permits NINA to make cash draws or issue letters of credit. Borrowings accrue interest at either LIBOR or a base rate, plus a spread. As of April 21, 2008, NINA had borrowed $10 million.
     Toshiba Corporation, or Toshiba, will serve as the prime contractor on all of NINA’s projects, and has agreed to partner with NRG on the NINA venture. Toshiba is currently prime contractor of the STP units 3 and 4 project and is providing licensing support and leading all engineering and scheduling activities, which ultimately will lead to responsibility for constructing the project. Toshiba will invest $300 million in NINA in six annual installments of $50 million, the last three of which are subject to certain conditions, in exchange for a 12% equity ownership in NINA. Half of this investment will be to fund development activities related to STP units 3 and 4. The other half will be targeted towards developing and deploying additional Advanced Boiling Water Reactor, or ABWR, projects in North America with other potential partners. Toshiba is also extending pre-negotiated Engineering, Procurement and Construction, or EPC, terms to NINA for two additional two-unit nuclear projects similar to the terms being offered for the STP unit 3 and 4 development.
     NINA intends to use the NRC certified ABWR design, with only a limited number of changes to enhance safety and construction schedules. NINA will file a revision to the COLA by the fourth quarter 2008. Given the expected changes to the application, NRG anticipates STP units 3 and 4 will come online in 2015 and 2016, respectively.

RepoweringNRG Update
   Plants under Construction
     The Company has four projects under construction, three of which (Cos Cob, Sherbino I Wind Farm, and Elbow Creek Wind Farm) broke ground during the quarter.
     Cos Cob, which will add 40 megawatts of peaking capacity in the NEPOOL market, is scheduled to be completed on June 1, 2008 at a cash cost of $18 million.
     On February 2008, a wholly owned subsidiary of NRG entered into a 50/50 joint venture with a subsidiary of BP Alternative Energy North America Inc., or BP, to build and own the Sherbino I Wind Farm LLC, or Sherbino. This is a 150 MW wind project consisting of 50 Vestas 3 MW wind turbine generators, located approximately 40 miles east of Fort Stockton in Pecos County, Texas. The project is scheduled to reach commercial operations by the end of 2008 with NRG’s 50 percent ownership providing a net capacity of 75 MW.
     On March 27, 2008, NRG, through its wholly owned subsidiary, Padoma Wind Power LLC., began construction of the Elbow Creek project, a wholly owned 122 MW wind farm in Howard County near Big Spring, Texas. The project is also scheduled to reach commercial operations by the end of 2008.
     El Segundo Energy Center LLC
     On March 7, 2008, NRG, through its wholly owned subsidiary, El Segundo Energy Center LLC., executed a 10 year tolling agreement with Southern California Edison. Pre-construction activities, including a $10 million non-refundable deposit to the equipment provider to meet the construction schedule, started shortly thereafter on a 550 MW rapid response combined cycle facility in El Segundo, California. The project is scheduled to reach commercial operations by June 1, 2011.
     GenConn Energy LLC
     On March 3, 2008, GenConn Energy LLC, or GenConn, a 50/50 joint venture vehicle of NRG and The United Illuminating Company, submitted a binding bid to the Connecticut Department of Public Utility Control, or DPUC, for new peaking generation facilities in Connecticut subject to a regulated long-term contract. In its bid, GenConn proposed 4 different options providing from 196 MW to 490 MW of new generation at as many as 3 different sites owned by NRG. Both the prosecutorial staff of the DPUC, an office within the DPUC that was formed to independently evaluate the proposals, and the Connecticut Office of Consumer Counsel have recommended portfolios of facilities that include from 196 MW to 392 MW of generation from GenConn. The DPUC is expected to select the winning proposal or combination of proposals by July 2008.
econrg Update
     Commercial Scale Carbon Capture and Sequestration Demonstration
     In April 2008, NRG signed a development agreement with Powerspan Corp., or Powerspan, to jointly perform engineering work to support the design and construction of a demonstration facility that will be among the largest carbon capture and sequestration projects in the world and may be the first to achieve commercial scale from an existing coal-fueled power plant. The project will be constructed at NRG’s W.A. Parish plant near Sugar Land, Texas, and is designed to capture and sequester up to 90% of the carbon dioxide from flue gas equal in quantity to that from a 125 MW unit using Powerspan’s proprietary ECO 2 tm technology, a post-combustion, regenerative process which uses an ammonia-based solution to capture CO2 from the flue gas and release it in a form that is ready for safe transportation and permanent geological storage. The CO2 from the process would either be sequestered or sold for use in enhanced oil recovery projects. The project, which is expected to be operational in 2012, will be funded by NRG, potential partners and federal and state grants.
     Plasma Gasification Technology
     On April 3, 2007, NRG purchased approximately 2.2 million shares at CAD$2.25 per share for a less than 6% interest in Alter Nrg Corporation, a Canadian company that provides alternative energy solutions using plasma gasification, a process that converts carbon-containing materials into synthetic gas. As part of the transaction NRG has been granted an exclusive license to use Alter Nrg Corp’s plasma torch technology to repower unit 6 of the Company’s Somerset facility in Somerset, MA. The qualified approval of the project by Massachusetts Department of Environmental Protection received in January 2008 to convert Somerset facility to a coal and biomass gasification power generation facility was challenged and the review of the challenge by the agency is pending.

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
     Derivative Instrument obligations
     On August 11, 2005, NRG issued 3.625% Preferred Stock that included a conversion feature which is considered a derivative per FAS 133, as amended. Although it is considered a derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of FAS 133. As of March 31, 2008, based on the Company’s stock price, the redemption value of this embedded derivative was approximately $149 million.
     On October 13, 2006, NRG through its unrestricted wholly-owned subsidiaries NRG Common Stock Fund I and NRG Common Stock Fund II, issued notes and preferred interests for the repurchase of NRG’s common stock. Included in the agreement is a feature which is considered an embedded derivative per SFAS 133. Although it is considered a derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of SFAS 133. As of March 31, 2008, based on the Company’s stock price, the redemption value of this embedded derivative was approximately $62 million.
     Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
     Variable interest in Equity investments —As of March 31, 2008, NRG had not entered into any financing structure that was designed to be off-balance sheet that would create liquidity, financing or incremental market risk or credit risk to the Company. However, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities, including Sherbino I Wind Farm LLC (hereinafter discussed), that are accounted for under the equity method of accounting. NRG’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $220 million as of March 31, 2008. This indebtedness may restrict the ability of these affiliates to issue dividends or distributions to NRG.
     As previously discussed, NRG and BP entered into a 50/50 joint venture in February 2008 to build and own the Sherbino I Wind Farm LLC, or Sherbino. A wholly owned subsidiary of NRG is managing the construction that is being conducted by an independent Engineering, Procurement and Construction contractor, and an affiliate of BP will manage the operations once commercial operations commence. The project will be funded through a combination of equity contributions from the owners and non-recourse project-level debt. NRG expects to contribute $87 million in equity to the joint venture and has posted a letter of credit in this amount. NRG’s maximum exposure to loss is limited to its expected equity investments. Sherbino has also entered into a long-term natural gas swap to mitigate a portion of power price risk for its expected power generation. NRG has determined that Sherbino is a variable interest entity, or VIE, but that the Company is not the primary beneficiary that is required to consolidate Sherbino under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Consequently, NRG accounts for its investment in Sherbino under the equity method of accounting.
     Synthetic Letter of Credit Facility and Revolver Facility — Under NRG’s amended Senior Credit Facility which the Company entered into in June 2007, the Company has a $1.3 billion synthetic Letter of Credit Facility which is secured by a $1.3 billion cash deposit at Deutsche Bank AG, New York Branch, the Issuing Bank. This deposit was funded using proceeds from the Senior Credit Facility investors who participated in the facility syndication. Under the Synthetic Letter of Credit Facility, NRG is allowed to issue letters of credit for general corporate purposes including posting collateral to support the Company’s commercial operations activities. On January 30, 2008, NRG entered into an agreement with Bank of America, whereby Bank of America has also agreed to be an issuing bank under the revolver portion of the Company’s Senior Credit Facility. Bank of America has agreed to issue up to $250 million of letters of credit under the revolver. This increases the amount of unfunded letters of credit the Company can issue under its Revolving Credit Facility to $900 million for ongoing working capital requirements and for general corporate purposes, including acquisitions that are permitted under the Senior Credit Facility. In addition, NRG is permitted to issue additional letters of credit of up $100 million under the Senior Credit facility through other financial institutions.

     As of March 31, 2008, the Company had issued $829 million in letters of credit under the Synthetic Letter of Credit Facility. In addition, as of March 31, 2008, the Company had issued $3 million in letters of credit under the Revolving Credit Facility. A portion of these letters of credit supports non-commercial letter of credit obligations.
     Contractual Obligations and Commercial Commitments
     NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s Form 10-K. Also see Note 13, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the first quarter 2008.
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
     As of March 31, 2008, the VAR for NRG’s commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the diversified VAR model was $43 million.
     The following table summarizes average, maximum and minimum VAR for NRG for the three months ended March 31, 2008 and 2007.

(In millions) VAR(a)	2008	2007

As of March 31,	$43	$22
Average	53	26
Maximum	65	34
Minimum	35	22

(a)	Prior to December 4, 2007, NRG’s VAR measurement was based on a rolling 24-month forward looking period.
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
     In order to provide additional information for comparative purposes to NRG’s peers, the Company also uses VAR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VAR for the derivative financial instruments calculated using the diversified VAR model as of March 31, 2008, for the entire term of these instruments entered into for both asset management and trading was approximately $21 million.

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
     As of March 31, 2008, the Company had various interest rate swap agreements with notional amounts totaling approximately $2.7 billion. If the swaps had been discontinued on March 31, 2008, the Company would have owed the counterparties approximately $127 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
     NRG has both long- and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of March 31, 2008, a 100 basis point change in interest rates would result in a $12 million change in interest expense on a rolling twelve month basis.
     As of March 31, 2008, the Company’s long-term debt fair value was $8.1 billion and the carrying amount was $8.0 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt by $477 million.
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
     Based on a sensitivity analysis, a $1 per MWh increase or decrease in electricity prices across the term of the marginable contracts would cause a change in margin collateral outstanding of approximately $15 million as of March 31, 2008. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2008.
Credit Risk
     Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages the credit risk of NRG and its subsidiaries through credit policies that include (i) an established credit approval process, (ii) a daily monitoring of counterparties credit limits, (iii) the use of credit mitigation measures such as margin, collateral, credit derivatives or prepayment arrangements, (iv) the use of payment netting agreements, and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company has credit protection within various agreements to call on additional collateral support if and when necessary. As of March 31, 2008, NRG held net collateral of approximately $221 million from counterparties.
     A portion of NRG’s credit risk is related to transactions that are recorded in the Company’s consolidated Balance Sheets. These transactions primarily consist of open positions from the Company’s marketing and risk management operation that are accounted for using mark-to-market accounting, as well as amounts owed by counterparties for transactions that settled but have not yet been paid.

     The following table highlights the credit quality and their balance sheet settlement exposures related to these activities as of March 31, 2008:

	Exposure
(In millions, except ratios)	Before
Credit Exposure	Collateral	Collateral	Net Exposure

Investment grade	$2,966	$556	$2,410
Non-investment grade	145	13	132
Not rated	214	6	208

Total	$3,325	$575	$2,750

Investment grade	89%	97%	88%
Non-investment grade	4%	2%	5%
Not rated	7%	1%	7%

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
     As of March 31, 2008, NRG’s credit risk to significant counterparties greater than 10% was $2.1 billion out of the Company’s net exposure of $2.8 billion. NRG does not anticipate any material adverse effect on the Company’s financial position or results of operations as a result of nonperformance by any of NRG’s counterparties.
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
     The tables below disclose the activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values as of March 31, 2008, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts as of March 31, 2008:

Derivative Activity Losses	(In millions)

Fair value of contracts as of December 31, 2007	$(492)
Contracts realized or otherwise settled during the period	(35)
Changes in fair value	(580)

Fair value of contracts as of March 31, 2008	$(1,107)

	Fair Value of Contracts as of March 31 2008
	Maturity			Maturity
(In millions)	Less than	Maturity	Maturity	in excess	Total Fair
Sources of Fair Value Gains/(Losses)	1 Year	1-3 Years	4-5 Years	4-5 Years	Value

Prices actively quoted	$(53)	$(3)	$—	$—	$(56)
Prices provided by other external sources	(205)	(551)	(290)	(14)	(1,060)
Prices provided by models and other valuation methods	3	6	—	—	9

Total	$(255)	$(548)	$(290)	$(14)	$(1,107)

     The majority of NRG’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black Scholes model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2008 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
     The Company has elected to disclose derivative activity on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of our portfolio. As discussed in Commodity Price Risk section above, NRG measures the sensitivity of the Company’s portfolio to potential changes in market prices using VAR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG’s Risk Management Policy places a limit on one-day holding period VAR, which limits our net open position. However our trade by trade derivative accounting results in a gross-up of our derivative assets and liabilities. Thus, the net derivative assets and liability position is a better indicator of our hedging activity. As of March 31, 2008, NRG’s net derivative liability was $1,107 million, an increase of $615 million as compared to December 31, 2007. This increase was primarily driven by movements in coal, gas and power prices.
Currency Exchange Risk
     NRG may be subject to foreign currency risk as a result of the Company entering into purchase commitments with foreign vendors for the purchase of major equipment associated with RepoweringNRG initiatives. To reduce the risks to such foreign currency exposure, the Company may enter into transactions to hedge its foreign currency exposure using currency options and forward contracts. At March 31, 2008, no foreign currency options or forward contracts were outstanding. Due to the Company’s limited foreign currency exposure to date, the effect of foreign currency fluctuations has not been material to the Company’s results of operations, financial position and cash flows as of March 31, 2008.
ITEM 4 — CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.
     Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the current period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     For a discussion of material legal proceedings in which NRG was involved through March 31, 2008, see Note 13 to the condensed consolidated financial statements of this Form 10-Q.
ITEM 1A — RISK FACTORS
     Information regarding risk factors appears in Part I, Item 1A, Risk Factors in NRG Energy, Inc.’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 2(c) — Purchase of Equity securities by NRG

			Total number of shares	Dollar value of
			purchased as part of	shares that may be
	Total number of	Average price	publicly announced	purchased under the
For the period ended April 25, 2008	shares purchased	paid per share	plans or programs	plans or programs

January 1 — January 31	344,000	$42.94	344,000	$—
February 1 — February 28	—	—	—	200,000,000
March 1 — March 31	937,600	42.65	937,600	160,008,401

First Quarter Total	1,281,600	42.73	1,281,600	160,008,401

April 1 — April 25, 2008	—	—	—	—

Year-to-date	1,281,600	$42.73	1,281,600	$160,008,401

     On February 28, 2008, NRG announced a $300 million stock buyback as part of the Company’s 2008 Capital Allocation Program. As discussed in Note 7, Changes in Capital Structure, the Company initiated its 2008 program in December 2007. From December 2007 through January 2008, the Company repurchased 2,381,700 shares of NRG common stock in the open market for approximately $100 million. In February 2008, the Company’s Board increased its share repurchase program by an additional $200 million stock buyback.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
Exhibits

3.1	Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on February 27, 2008

10.1*	Amended and Restated Contribution Agreement (NRG), dated March 25, 2008, by and among Texas Genco Holdings, Inc., NRG South Texas LP and NRG Nuclear Development Company LLC and Certain Subsidiaries Thereof

10.2*	Contribution Agreement (Toshiba), dated February 29, 2008, by and between Toshiba Corporation and NRG Nuclear Development Company LLC

10.3*	Multi-Unit Agreement, dated February 29, 2008, by and among Toshiba Corporation, NRG Nuclear Development Company LLC and NRG Energy, Inc.

10.4*	Amended and Restated Operating Agreement of Nuclear Innovation North America LLC, dated May 1, 2008

10.5	Amendment Agreement, dated February 27, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC

10.6	Preferred Interest Amendment Agreement, dated February 27, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

*
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)
/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ CLINT C. FREELAND
Clint C. Freeland
Chief Financial Officer (Principal Financial Officer)

/s/ JAMES J. INGOLDSBY
James J. Ingoldsby
Date: May 1, 2008	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibits

3.1	Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on February 27, 2008

10.1*	Amended and Restated Contribution Agreement (NRG), dated March 25, 2008, by and among Texas Genco Holdings, Inc., NRG South Texas LP and NRG Nuclear Development Company LLC and Certain Subsidiaries Thereof

10.2*	Contribution Agreement (Toshiba), dated February 29, 2008, by and between Toshiba Corporation and NRG Nuclear Development Company LLC

10.3*	Multi-Unit Agreement, dated February 29, 2008, by and among Toshiba Corporation, NRG Nuclear Development Company LLC and NRG Energy, Inc.

10.4*	Amended and Restated Operating Agreement of Nuclear Innovation North America LLC, dated May 1, 2008

10.5	Amendment Agreement, dated February 27, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC

10.6	Preferred Interest Amendment Agreement, dated February 27, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

*
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.