Form 10-K/A
period 2008-12-31
NRG ENERGY, INC.
filed 2009-04-30
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☐
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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 28, 2009
Common Stock, par value $0.01 per share	265,272,685
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV hereof.
     For purposes of this Amendment No. 1 on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors
     The Board is divided into three classes serving staggered three-year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for their class expires. The terms of the four Class III directors will expire at the 2009 Annual Meeting. The Class III directors elected at the 2009 Annual Meeting will hold office for a three-year term expiring at the Annual Meeting in 2012 (or until their respective successors are elected and qualified, or until their earlier death, resignation, or removal). There are no family relationships among the Company’s executive officers and directors.
Class III Director Nominees
     John F. Chlebowski, age 63, has been a director of NRG since December 2003. Mr. Chlebowski served as the President and Chief Executive Officer of Lakeshore Operating Partners, LLC, a bulk liquid distribution firm, from March 2000 until his retirement in December 2004. From July 1999 until March 2000, Mr. Chlebowski was a senior executive and cofounder of Lakeshore Liquids Operating Partners, LLC, a private venture firm in the bulk liquid distribution and logistics business, and from January 1998 until July 1999, he was a private investor and consultant in bulk liquid distribution. Prior to that, he was employed by GATX Terminals Corporation, a subsidiary of GATX Corporation, as President and Chief Executive Officer from 1994 until 1997. Mr. Chlebowski is a director of First Midwest Bancorp Inc.
     Howard E. Cosgrove, age 65, has been a director of NRG since December 2003 and Chairman of the Board since December 2003. He was Chairman and Chief Executive Officer of Conectiv and its predecessor Delmarva Power and Light Company from December 1992 to August 2002. Prior to December 1992, Mr. Cosgrove held various positions with Delmarva Power and Light including Chief Operating Officer and Chief Financial Officer. Mr. Cosgrove serves as Chairman of the Board of Trustees at the University of Delaware.
     William H. Hantke, age 61, has been a director of NRG since March 2006. Mr. Hantke served as Executive Vice President and Chief Financial Officer of Premcor, Inc., a refining company, from February 2002 until December 2005. Mr. Hantke was Corporate Vice President of Development of Tosco Corporation, a refining and marketing company, from September 1999 until September 2001, and he also served as Corporate Controller from December 1993 until September 1999. Prior to that position, he was employed by Coopers & Lybrand as Senior Manager, Mergers and Acquisitions from 1989 until 1990. He also held various positions from 1975 until 1988 with AMAX, Inc., including Corporate Vice President, Operations Analysis and Senior Vice President, Finance and Administration, Metals and Mining. He was employed by Arthur Young from 1970 to 1975 as Staff/Senior Accountant. Mr. Hantke was non-executive chairman of Process Energy Solutions, a non-public alternative energy company until March 31, 2008 and currently serves as director and vice-chairman of NTR Acquisition Co., an oil refining start-up.
     Anne C. Schaumburg, age 59, has been a director of NRG since April 2005. From 1984 until her retirement in January 2002, she was at Credit Suisse First Boston in the Global Energy Group, where she last served as Managing Director. From 1979 to 1984, she was in the Utilities Group at Dean Witter Financial Services Group, where she last served as Managing Director. From 1971 to 1978, she was at The First Boston Corporation in the Public Utilities Group. Ms. Schaumburg is also a director of Brookfield Infrastructure Partners L.P.
Class I Continuing Directors
     Kirbyjon H. Caldwell, age 55, has been director of NRG since March 2009. He was a director of Reliant Energy, Inc. from August 2003 to March 2009. Since 1982, he has served as Senior Pastor at the 15,000-member Windsor Village United Methodist Church in Houston, Texas. Pastor Caldwell is a also a director of Continental Airlines, Inc.
     David Crane, age 50, has served as the President, Chief Executive Officer and a director of NRG since December 2003. Prior to joining NRG, Mr. Crane served as Chief Executive Officer of International Power plc, a UK-domiciled wholesale power generation company, from January 2003 to November 2003, and as Chief Operating Officer from March 2000 through December 2002. Mr. Crane was Senior Vice President—Global Power New York at Lehman Brothers Inc., an investment banking firm, from January

1999 to February 2000, and was Senior Vice President—Global Power Group, Asia (Hong Kong) at Lehman Brothers from June 1996 to January 1999.
     Stephen L. Cropper, age 59, has been a director of NRG since December 2003. Mr. Cropper spent 25 years with The Williams Companies Inc., an energy company, before retiring in 1998 as President and Chief Executive Officer of Williams Energy Services. Mr. Cropper is a director of Berry Petroleum Company, Sunoco Logistics Partners L.P., Rental Car Finance Corporation, a subsidiary of Dollar Thrifty Automotive Group, Inc., Wawa, Inc. and Quik Trip Corporation.
     Kathleen McGinty, age 46, has been a director of NRG since October 2008. Most recently, Ms. McGinty served as Secretary of the Pennsylvania Department of Environmental Protection (DEP), a position she held from 2003 until July 2008. Before joining the DEP, Ms. McGinty spent six years in the Clinton White House, where she was chair of the White House Council on Environmental Quality and earlier served as a senior environmental advisor to Vice President Al Gore. She currently serves as Secretary of the Board of Trustees at Saint Joseph’s University in Pennsylvania and is the former Chair of the Pennsylvania Energy Development Authority. Ms. McGinty is also a founding partner of Peregrine Technology Partners, LLC, a firm focused on commercialization of resource efficient technologies and partner of Element Partners, an investor in the clean technology sector.
     Thomas H. Weidemeyer, age 61, has been a director of NRG since December 2003. Until his retirement in December 2003, Mr. Weidemeyer served as Director, Senior Vice President and Chief Operating Officer of United Parcel Service, Inc., the world’s largest transportation company and President of UPS Airlines. Mr. Weidemeyer became Manager of the Americas International Operation in 1989, and in that capacity directed the development of the UPS delivery network throughout Central and South America. In 1990, Mr. Weidemeyer became Vice President and Airline Manager of UPS Airlines and, in 1994, was elected its President and Chief Operating Officer. Mr. Weidemeyer became Senior Vice President and a member of the Management Committee of United Parcel Service, Inc. that same year, and he became Chief Operating Officer of United Parcel Service, Inc. in January 2001. Mr. Weidemeyer also serves as a director of The Goodyear Tire & Rubber Co., Waste Management, Inc. and Amsted Industries Incorporated.
Class II Continuing Directors
     Lawrence S. Coben, age 50, has been a director of NRG since December 2003. He is currently Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company since July 2007. He was Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC from May 2006 through June 2007 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Mr. Coben was an independent consultant. From 1994 to 1996, Mr. Coben was Chief Executive Officer of Bolivian Power Company.
     Paul W. Hobby, age 48, has been a director of NRG since March 2006. Mr. Hobby is the Managing Partner of Genesis Park, L.P., a Houston-based private equity business specializing in technology and communications investments which he helped to form in 2000. In that capacity, he serves as the Chief Executive Officer of Alpheus Communications, Inc., a Texas wholesale telecommunications provider, and as Former Chairman of CapRock Services Corp., the largest provider of satellite services to the global energy business. From November 1992 until January 2001, he served as Chairman and Chief Executive Officer of Hobby Media Services and was Chairman of Columbine JDS Systems, Inc. from 1995 until 1997. He was an Assistant U.S. Attorney for the Southern District of Texas from 1989 to 1992, Chief of Staff to the Lieutenant Governor of Texas, Bob Bullock, in 1991 and an Associate at Fulbright & Jaworski from 1986 to 1989. Mr. Hobby is also a director of Stewart Information Services Corporation (Stewart Title).
     Gerald Luterman, age 65, has been a director of NRG since April 2009. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Prior to this time, Mr. Luterman had more than 30 years experience in senior financial positions with companies including American Express, Booz Allen & Hamilton, Emerson Electronics and Arrow Electronics. Mr. Luterman serves as a director of U.S. Shipping Partners L.P.
     Herbert H. Tate, age 48, has been a director of NRG since December 2003. Mr. Tate was Corporate Vice President, Regulatory Strategy of NiSource, Inc. from July 2004 to April 2006. He was Of Counsel of Wolf & Samson P.C., a law firm, from September 2002 to July 2004. Mr. Tate was Research Professor of Energy Policy Studies at the New Jersey Institute of Technology from April 2001 to September 2002 and President of New Jersey Board of Public Utilities from 1994 to March 2001. Mr. Tate is also a director of IDT Capital, Inc. and IDT Spectrum, Inc. Previously, Mr. Tate was a member of the Board of Directors for Central Vermont Public Service from April 2001 to June 2004, where he was a member of the Audit Committee. He was also a former

Assistant Administrator for Enforcement at the United States Environmental Protection Agency. He has also been on the Board of Directors of the Environmental Law Institute since 2002.
     Walter R. Young, age 64, has been a director of NRG since December 2003. From May 1990 to June 2003, Mr. Young was Chairman, Chief Executive Officer and President of Champion Enterprises, Inc., an assembler and manufacturer of manufactured homes. Mr. Young has held senior management positions with The Henley Group, The Budd Company and BFGoodrich.
Executive Officers
     Our executive officers are elected by the Board annually to hold office until their successors are elected and qualified. On February 18, 2009, we announced the following changes in our management structure in order to position the Company to capitalize on business opportunities in 2009:
     Robert Flexon returned to his prior position as Chief Financial Officer. Mr. Flexon manages the Company’s corporate financial and control functions including, Treasury, Accounting, Tax, Risk and Credit Management teams.
     John Ragan was named as Chief Operating Officer. Mr. Ragan oversees NRG’s Plant Operations, Commercial Operations, Environmental Business, as well as the Engineering, Procurement and Construction division. Mr. Ragan previously acted as Regional President of the Northeast Region from December 2006 to February 2009.
     Drew Murphy succeeded Mr. Ragan as Regional President of the Northeast Region. Mr. Murphy oversees the asset portfolio for the Northeast region. Mr. Murphy previously acted as General Counsel from December 2006 to February 2009.
     Michael Bramnick was promoted to Senior Vice President and General Counsel. Mr. Bramnick joined NRG in 2004 and previously acted as Deputy General Counsel and Chief Compliance Officer until February 2009.
     Clint Freeland moved from Chief Financial Officer to Senior Vice President, Strategy, Financial Structure to address financial structuring alternatives for the benefit of NRG’s stockholders.
     David Crane, age 50, has served as President and Chief Executive Officer since December 2003. For additional biographical information for David Crane, see above under “Class I Continuing Directors.”
     Robert C. Flexon, age 50 has served as Executive Vice President (“EVP”) and Chief Financial Officer (“CFO”) since February 2009. Mr. Flexon also served as EVP and CFO from March 2004 to March 2008. In this capacity, he manages NRG’s corporate financial and control functions including Treasury, Accounting, Tax, Risk, Credit Management and Insurance programs. He previously served as EVP and Chief Operating Officer of NRG from March 2008 to February 2009, overseeing NRG’s Plant Operations, Commercial Operations, Environmental Compliance and Risk teams, as well as the Engineering, Procurement and Construction division. Prior to joining NRG, from June 2000 to March 2004, he was Vice President, Corporate Development & Work Process and Vice President, Business Analysis and Controller of Hercules, Inc. Mr. Flexon also held various financial management positions from 1987 to June 2000, including General Auditor, Franchise Manager and Controller, during his 13 years with Atlantic Richfield Company. He began his career with the former Coopers & Lybrand public accounting firm.
     Jonathan Baliff, age 45, has served as Executive Vice President, Strategy since May 2008. Prior to joining NRG, Mr. Baliff served as a Managing Director in Credit Suisse’s Global Energy Group, where he advised electric utility and independent power companies on mergers and acquisition assignments and project and corporate financings since 1996. He also headed up the Credit Suisse Global Business Development Council. Mr. Baliff started his business career in JP Morgan’s Natural Resources Group.
     Michael Bramnick, age 43, has served as Senior Vice President, General Counsel since February 2009. In this capacity, Mr. Bramnick is responsible for NRG’s legal affairs. He previously served as Deputy General Counsel and Chief Compliance Office, having joined NRG in December 2004. In that position, he managed all litigation and dispute resolution for the Company, was responsible for the Corporate Compliance Program including the Company’s Code of Conduct, and led the Regulatory Compliance Group. Prior to joining NRG, Mr. Bramnick was head of litigation at Millennium Chemicals. He previously held in-house positions at Lucent Technologies and EnviroSource and served in private practice for six years at Pepper Hamilton, LLP.

     Jeffrey M. Baudier, age 40, has served as Senior Vice President and Regional President, South Central Region since December 2006. He manages the asset portfolio for this region and most recently served as its General Counsel, a position he held since April 2005. Prior to joining NRG, Mr. Baudier was a Special Counsel and Partner from March 2001 to March 2005 with the New Orleans-based law firm Jones Walker. In private practice he represented public and closely-held companies in transactions and dispute resolution related to various aspects of the energy industry. Mr. Baudier also served from May 1993 to October 1998 and again from March 2000 to March 2001 as a Senior Attorney at Texaco, Inc., focusing on oil and gas exploration and development projects both domestically and abroad. From November 1998 to February 2000, he practiced with the Lafayette, Louisiana law firm of Caffery, Oubre, Dugas and Campbell.
     Mauricio Gutierrez, age 38, has served as Executive Vice President, Commercial Operations since January 2009. He previously served as Senior Vice President, Commercial Operations, from March 2008 to February 2009. In this capacity, he is responsible for the commercial management of the North America asset portfolio as well as the real time operations, origination and structuring for the Company. Prior to this, Mr. Gutierrez served as Vice President Commercial Operations Trading. Prior to joining NRG, he held various positions within Dynegy including Managing Director for the Southeast and Texas regions and Senior Trader east power. Prior to Dynegy, Mr. Gutierrez served as senior consultant and project manager involved in various energy and infrastructure projects in Mexico.
     M. Stephen Hoffmann, age 55, has served as Senior Vice President and President of NRG’s West Region since May 2006. He is responsible for leading the management and development activities for the West Region. Prior to that, he led the West Region’s business development and origination efforts. Mr. Hoffmann joined NRG in 2001 as General Manager of San Diego Energy Center, following 28 years in key business development and industrial sales roles with such power and gas companies as Energy Masters International, Planergy International, Reliant Energy and Utilicorp.
     Kevin T. Howell, age 51, has served as Executive Vice President and Regional President, Texas since September 2008. In this capacity, Mr. Howell oversees the asset portfolio for the Texas region. Previously, Mr. Howell served as Executive Vice President and Chief Administrative Officer from March 2008 to September 2008. Prior to this, Mr. Howell served as Executive Vice President, Commercial Operations. Prior to joining NRG, he served as President of Dominion Energy Clearinghouse since 2001. From 1995 to 2001, Mr. Howell held various positions within Duke Energy companies including Senior Vice President of Duke Energy Trading and Marketing, Senior Vice President of Duke Energy International, and most recently, Executive Vice President of Duke Energy Merchants where he managed a global trading group dealing in refined products, LNG and coal. Prior to his five years at Duke, Mr. Howell worked in a variety of trading, marketing and operations functions at MG Natural Gas Corp., Associated Natural Gas and Panhandle Eastern Pipeline L.P.
     James J. Ingoldsby, age 51, has served as Vice President and Chief Accounting Officer since March 2008. He is responsible for directing NRG’s financial accounting and reporting activities, as well as the financial planning and analysis function. Since August 2006, Mr. Ingoldsby served as Vice President, Financial Planning and Analysis. From May 2004 to July 2006, Mr. Ingoldsby served as NRG’s Vice President and Controller. Mr. Ingoldsby, who led the Sarbanes-Oxley implementation at chemical company Hercules, Inc., previously held various executive positions at GE Betz, formerly BetzDearborn from 1993 to 2003, including serving as Controller and Director of Business Analysis and Director of Financial Reporting. He also held various staff and managerial accounting and auditing positions at Mack Trucks, Inc. from 1982 to 1993. Mr. Ingoldsby began his career with Deloitte and Touche.
     Michael Liebelson, age 53, has served as Executive Vice President, Low-Carbon Technologies since April 2008. Mr. Liebelson joined NRG in April 2008 as Chief Development Officer, Low-Carbon Technology. Mr. Liebelson has over 25 years of experience developing and financing independent power projects, and commercializing process and power generation technologies. Most recently, he has been involved in various initiatives and regulatory efforts in the power generation area, including coal gasification, and carbon capture and sequestration. In 1990, Mr. Liebelson cofounded LS Power Corporation, which he co-managed for eight years, successfully developing and financing several utility-scale independent power projects.
     J. Andrew Murphy, age 48, has served as Executive Vice President and Regional President, Northeast since February 2009. He previously served as NRG’s Executive Vice President and General Counsel from December 2006 to February 2009. Prior to joining NRG, Mr. Murphy was the partner in charge of the energy practice at the law firm of Hunton & Williams where he represented issuers, developers, investors and lenders in a wide variety of US and cross-border energy projects and structured financings. His expertise includes supporting various development projects and financings including coal- and gas-fired power plants, transmission lines, gas storage facilities, waste-to-energy facilities, water treatment facilities and renewable energy projects.

     John W. Ragan, age 49, has served as Executive Vice President and Chief Operating Officer since February 2009. In this capacity, he oversees NRG’s Plant Operations, Commercial Operations, Environmental Compliance, as well as the Engineering, Procurement and Construction division. He previously served as Executive Vice President and Regional President, Northeast from December 2006 to February 2009. Prior to joining NRG, Mr. Ragan was Vice President of Trading, Transmission, and Operations at FPL Energy in 2006 and also served as Vice President of Business Management for FPL Energy’s Northeast Region from August 2005 through July 2006. Prior to this, Mr. Ragan served as General Manager — Containerboard and Packaging for Georgia Pacific Corporation from October 2004 through July 2005. He also served in increasing roles of responsibility for Mirant Corporation from 1996 through 2004, notably as Senior Vice President and Chief Executive Officer of Mirant’s International Group from August 2003 to July 2004.
     Denise Wilson, age 49, has served as Executive Vice President and Chief Administrative Officer (“CAO”) since September 2008. As CAO, Ms. Wilson oversees several key corporate functions including Human Resources, Investor Relations, Communications and Information Technology. Prior to joining NRG, she served as Vice President, Human Resources Operations with Metris Companies Inc. and Director, Human Resources with General Electric ITS.
Board Structure and Committee Membership
     The Board is set at 14 directors. The Board is divided into three classes serving staggered three-year terms. Classes I and II each have five members while Class III has four members.
     During 2008, the Board held five regularly scheduled meetings and sixteen special meetings. During 2008, no director attended less than 75% of the total of the Board meetings and the meetings of the committees upon which he or she served. In calendar year 2009, the Board has held four meetings through March 30, 2009.
     The Company’s Corporate Governance Guidelines provide that nonmanagement directors meet in executive session periodically following Board meetings. The Company’s nonexecutive Chairman, Howard Cosgrove, presides at these sessions.
     Directors are encouraged to attend the Annual Meetings of Stockholders. All of the directors attended the 2008 Annual Meeting of Stockholders.
     The Board presently has the following six standing Committees: Audit, Compensation, Governance and Nominating, Commercial Operations Oversight and Nuclear Oversight, which includes the Nuclear Oversight Subcommittee, and Finance. The membership and the functions of each Committee are described below.

			Governance			Commercial
			and			Operations	Nuclear
Name of Director	Audit		Nominating	Compensation		Oversight	Oversight		Finance
Howard E. Cosgrove(1)							X	(2)
Kirbyjon H. Caldwell
John F. Chlebowski				X			X		X
Lawrence S. Coben			X (2)				X		X
David Crane							X
Stephen L. Cropper			X			X	X
William E. Hantke	X	(2)				X	X
Paul W. Hobby						X (2)	X
Gerald Luterman	X								X
Kathleen McGinty			X				X
Anne C. Schaumburg	X						X		X	(2)
Herbert H. Tate							X	(3)
Thomas H. Weidemeyer			X	X	(2)		X
Walter R. Young	X			X			X

X =	Committee Member

(1)	Chairman of the Board

(2)	Committee Chair

(3)	Chair of the Nuclear Oversight Subcommittee

Audit Committee
     The Audit Committee represents and provides assistance to the Board with respect to matters involving the accounting, auditing, financial reporting, internal controls, and legal compliance functions of the Company and its subsidiaries, including assisting the Board in its oversight of the integrity of the Company’s financial statements, compliance with legal and regulatory requirements, the qualifications, independence, and performance of the Company’s independent auditors, the performance of the Company’s internal audit function, and effectiveness of the Company’s financial risk management. Among other things, the Audit Committee:
•	Appoints, retains, oversees, evaluates, and compensates the independent auditors;

•	Reviews the annual audited and quarterly consolidated financial statements;

•	Reviews major issues regarding accounting principles and financial statement presentations;

•	Reviews earnings press releases and earnings guidance provided to analysts and rating agencies;

•	Reviews with the independent auditors the scope of the annual audit, and approves all audit and permitted nonaudit services provided by the independent auditors;

•	Considers the adequacy and effectiveness of the Company’s internal control and reporting system;

•	Discusses policies with respect to risk assessment and risk management, including the Company’s major financial risk exposures and the effectiveness of the Company’s system for monitoring compliance with laws and regulations, and reviews the Company’s tax policies and findings of regulatory agencies and independent auditors;

•	Reports regularly to the Board regarding its activities and prepares and publishes required annual committee reports;

•	Establishes procedures for the receipt, retention, and treatment of complaints and concerns regarding accounting, internal accounting controls, or auditing matters; and

•	Annually evaluates the performance of the Audit Committee and the adequacy of its charter.
     The Board has determined that all Audit Committee members are independent under the New York Stock Exchange definition of independence for directors and audit committee members, and that all members of the Audit Committee are financially literate. In addition, the Board has determined that Walter Young, William Hantke and Gerald Luterman qualify as “audit committee financial experts” within the meaning of SEC regulations. In calendar year 2008, the Audit Committee held seven meetings. In calendar year 2009, the Audit Committee has held two meetings through March 30, 2009.
Compensation Committee
     The Compensation Committee oversees the Company’s overall compensation structure, policies, and programs. Among other things, the Compensation Committee:
•	Reviews and recommends to the Board annual and long-term goals and objectives relevant to the compensation of the President and the Chief Executive Officer, evaluates the performance of the President and Chief Executive Officer in light of those goals and objectives, and either as a committee or together with the other independent directors, determines and approves the President and the Chief Executive Officer’s compensation;

•	Reports to the Board on the review of annual and long-term goals and objectives relevant to the compensation of the Chief Financial Officer, the Executive Vice Presidents and any other officer designated by the Board, the evaluation of those officers’ performance in light of those goals and objectives, the determination and approval of compensation levels based on such evaluations and the review and approval of employment arrangements, severance arrangements and benefits plans;

•	Reviews and recommends to the Board the compensation, incentive- compensation and equity-based plans that are subject to Board approval;

•	Reviews and approves stock option and other stock incentive awards for executive officers other than the President and Chief Executive Officer;

•	Makes recommendations regarding, and monitors compliance by officers and directors with, the Company’s stock ownership guidelines;

•	Reviews the compensation of directors for service on the Board and its committees;

•	Reviews and approves employment agreements and severance arrangements, benefits plans not otherwise subject to Board approval, and corporate goals and objectives for officers other than the President and Chief Executive Officer;

•	Reviews and discusses with management the Compensation Discussion and Analysis (the “CD&A”) to be included in the Company’s proxy statement or annual report on Form 10-K and based on such review and discussions recommends to the Board that the CD&A be included in the Company’s proxy statement or annual report on Form 10-K, as applicable;

•	Reviews and oversees the Company’s overall compensation strategy, structure, policies and programs, and assesses the compensation structure’s establishment of appropriate incentives for management and employees; and

•	Annually evaluates the performance of the Compensation Committee and the adequacy of its charter.
     The Compensation Committee may delegate to one or more subcommittees such power and authority as the Compensation Committee deems appropriate. No subcommittee shall consist of fewer than two members, and the Compensation Committee shall not delegate to a subcommittee any power or authority that is required by any law, regulation or listing standard to be exercised by the Compensation Committee as a whole.
     From 2004 to July 2008, Mercer Consulting provided advice to the Committee. On July 30, 2008, the Committee ended its arrangement with Mercer Consulting and commenced a new relationship with Frederic W. Cook (“Cook”) to assist with executive pay decisions. In their new role, Cook has and will work with the Committee independent of any Company management to formulate 2009 compensation decisions.
     The Board has determined that all Compensation Committee members are independent under the listing standards of the New York Stock Exchange, or NYSE, and that they are “nonemployee directors” for purposes of Rule 16b-3 under the Exchange Act and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code (the “Code”). In calendar year 2008, the Compensation Committee held four meetings. In calendar year 2009, the Compensation Committee has held one meeting through March 30, 2009.
Governance and Nominating Committee
     The Governance and Nominating Committee recommends director candidates to the Board for election at the Annual Meeting of Stockholders, and periodically reviews the Company’s Corporate Governance Guidelines and recommends changes to the Board. Among other things, the Governance and Nominating Committee also:
•	Identifies and reviews the qualifications of potential nominees to the Board consistent with criteria approved by the Board, and assesses the contributions and independence of incumbent directors in determining whether to recommend them for re-election;

•	Establishes and reviews procedures for the consideration of Board candidates recommended by the Company’s stockholders;

•	Makes recommendations to the Board concerning the structure, composition, and functioning of the Board and its committees;

•	Reviews and assesses the channels through which the Board receives information, and the quality and timeliness of information received;

•	Reviews and recommends to the Board retirement and other tenure policies for directors;

•	Reviews and approves Company policies applicable to the Board, the directors and officers subject to Section 16 of the Exchange Act;

•	Reviews and reports to the Board regarding potential conflicts of interests of directors;

•	Recommends to the Board director candidates for the annual meeting of stockholders, and candidates to be elected by the Board as necessary to fill vacancies and newly created directorships;

•	Oversees the evaluation of the Board, its committees and management and annually reviews the Company’s senior management succession plans;

•	Monitors directorships in other public companies held by directors and senior officers of the Company; and

•	Annually evaluates the performance of the Governance and Nominating Committee and the appropriateness of its charter.
     The Governance and Nominating Committee is responsible for identifying individuals that the Committee believes are qualified to become Board members in accordance with criteria set forth in the Company’s Corporate Governance Guidelines. These criteria include an individual’s business experience and skills, independence, judgment, integrity, and ability to commit sufficient time and attention to the activities of the Board. The Guidelines provide that the Committee will consider these criteria in the context of the perceived needs of the Board as a whole and seek to achieve a diversity of backgrounds and perspectives on the Board. The Governance and Nominating Committee’s process for identifying and evaluating director nominees also includes consultation with all directors, solicitation of proposed nominees from all directors, the engagement of one or more professional search firms, if deemed appropriate, interviews with prospective nominees by the Committee (and other directors, if deemed appropriate) and recommendations regarding qualified candidates to the full Board.
     The Governance and Nominating Committee will consider nominations by stockholders who recommend candidates for election to the Board. A stockholder seeking to recommend a prospective candidate for the Committee’s consideration may do so by writing to the Corporate Secretary, NRG Energy, Inc., 211 Carnegie Center, Princeton, New Jersey 08540. Recommendations submitted for consideration by the Committee in preparation for the 2010 Annual Meeting of Stockholders must be timely received and must contain the following information: (a) the name and address of the stockholder; (b) the name and address of the person to be nominated; (c) a representation that the stockholder is a holder of the Company’s stock entitled to vote at the meeting; (d) a statement in support of the stockholder’s recommendation, including a description of the candidate’s qualifications; (e) information regarding the candidate that would be required to be included in a proxy statement filed in accordance with the rules of the SEC; and (f) the candidate’s written, signed consent to serve if elected. The Governance and Nominating Committee will follow the process described above in considering nominees proposed by stockholders in accordance with the foregoing requirements.
     Alternatively, stockholders intending to appear at the 2009 Annual Meeting of Stockholders in order to nominate a candidate for election by the stockholders at the meeting (in cases where the Board does not intend to nominate the candidate or where the Governance and Nominating Committee was not requested to consider his or her candidacy) must comply with the procedures in the Company’s Bylaws, a copy of which is available upon request to the Company’s Corporate Secretary.
     The Board has determined that all Governance and Nominating Committee members are independent under the listing standards of the NYSE. In calendar year 2008, the Governance and Nominating Committee held five meetings. In calendar year 2009, the Governance and Nominating Committee has held two meetings through March 30, 2009. The Board and each of the Audit Committee, Compensation Committee, Commercial Operations Oversight Committee, Nuclear Oversight Subcommittee and Finance Committee conduct annual self-evaluations to assess their effectiveness and review their Charters. Individual directors are also evaluated by the Board. The Governance and Nominating Committee coordinates each of these annual evaluations.

Commercial Operations Oversight Committee
     The Commercial Operations Oversight Committee assists the Board in fulfilling its responsibilities with respect to the oversight of trading, power marketing and risk management issues at the Company. The Commercial Operations Oversight Committee consists of at least three directors, a majority of which are independent as defined under the listing standards of the NYSE and as affirmatively determined by the Board. No member of the Commercial Operations Oversight Committee may be removed except by majority vote of the independent directors then in office.
     The Commercial Operations Oversight Committee’s duties and responsibilities consist of the following:
•	Providing Board oversight of the trading and power marketing of the Company;

•	Reviewing, advising and consulting with management and the Audit Committee regarding the Company’s risk management policies, practices and procedures;

•	Approving as appropriate, the Company’s power marketing and trading transactions, limits, policies, practices and procedures, and counterparty credit limit and policies, and approving exceptions to policies, as necessary;

•	Annually evaluating the performance of the Committee and the appropriateness of the Committee’s charter; and

•	Performing such other responsibilities as may be delegated to it by the Board from time to time that are consistent with its purpose.
     In calendar year 2008, the Commercial Operations Oversight Committee held seven meetings. In calendar year 2009, the Commercial Operations Oversight Committee has held one meeting through March 30, 2009.
Nuclear Oversight Committee
     The Nuclear Oversight Committee assists the Board in fulfilling its responsibilities with respect to the oversight of the Company’s ownership and operation, directly or indirectly, of its interests in nuclear power plant facilities. The Nuclear Oversight Committee consists of all of the members of the Board who are citizens of the United States of America and who otherwise meet the requirements of applicable law to serve on the Committee, a majority of which are independent as defined under the listing standards of the NYSE and as affirmatively determined by the Board. The Nuclear Oversight Committee formed the Nuclear Oversight Subcommittee in April 2006 to review and report to the Board and the Nuclear Oversight Committee on matters not expressly reserved for review by the Board. The Nuclear Oversight Subcommittee currently consists of Herbert Tate (Chair of the subcommittee), Paul Hobby and Anne Schaumburg.
     In calendar year 2008, the Nuclear Oversight Committee held one meeting. In calendar year 2009, the Nuclear Oversight Committee has not held a meeting through March 30, 2009.
Finance Committee
     The Finance Committee reviews and approves certain financial development transactions, and provides leadership and guidance to the Board and the Company on matters related to such transactions. The Finance Committee consists of at least three directors, a majority of which are independent as defined under the listing standards of the NYSE and as affirmatively determined by the Board. No member of the Finance Committee may be removed except by majority vote of the independent directors in office.
     The Finance Committee’s duties and responsibilities consist of the following:
•	Review, report and make recommendations to the Board on management recommendations or proposals regarding the Company’s and its subsidiaries’ (i) capital structure, (ii) liquidity, (iii) need for credit or debt or equity financing, (iv) amounts, timing and sources of capital market transactions, and (v) financial hedging and derivative activities;

•	Review and approve, or authorize officers to approve, the pricing and other terms and conditions of transactions relating to debt or equity financings, financial hedging and derivatives activities, and other similar financial activities, in each case which have been reviewed and approved by the Board;

•	Review and approve, or authorize officers to approve, equity investments, sales of equity interests, joint venture arrangements, commercial and construction arrangements, financing transactions, provision of guarantees or other credit or liquidity support, and other arrangements related to the development, construction and operation of new power generation facilities and the repowering of or addition of new units to existing power generation, thermal or other energy producing facilities, in each case which have been discussed with or reviewed by the Board;

•	Review and approve, or authorize officers to approve, repurchases, early redemption or other similar actions with respect to the Company’s securities;

•	Review and approve, or authorize officers to approve, the pricing and other terms and conditions of financing transactions related to mergers, acquisitions, tender offers, and reorganizations which have been reviewed and approved by the Board;

•	Review and approve, or authorize officers to approve, the pricing and other terms and conditions of securities offerings which have been reviewed and approved by the Board;

•	Approve determinations of the fair market value of assets and investments of the Company for purposes of the Company’s note indentures, senior secured credit agreement or other similar financing documents where fair market value is required to be determined by the Board or by a committee of the Board;

•	Review and approve other matters that may be delegated by the Board; and

•	Perform such other duties and responsibilities as are consistent with the purpose of the Committee and as the Board deems appropriate.
     The Finance Committee was formed in February 2008 and held seven meetings in calendar year 2008. In calendar year 2009, the Finance Committee has held three meetings through March 30, 2009.
Corporate Governance Guidelines
     The Board has adopted Corporate Governance Guidelines that, along with the Amended and Restated Certificate of Incorporation, the Bylaws and the charters of the Board committees, provide the framework for the governance of the Company. The Board’s Governance and Nominating Committee is responsible for periodically reviewing the Guidelines and recommending any proposed changes to the Board for approval. The Corporate Governance Guidelines are available on the Company’s website at http://www.nrgenergy.com/investor/corpgov.htm, along with the charters of the Audit, Compensation, and Governance and Nominating Committees and the Code of Conduct. The Corporate Governance Guidelines, the charters of all of the NRG’s Board committees and the Code of Conduct are available in print to any stockholder who requests them.
Code of Conduct
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

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers to file with the SEC reports regarding their ownership and changes in ownership of our stock. Based on a review of these reports and the written representations of its directors and executive officers, NRG believes that during 2008, its directors and executive officers complied with all Section 16(a) filing requirements, except for a late Section 16 filing filed on behalf of Stephen Hoffmann, an officer of NRG.
Item 11 — Executive Compensation
Compensation Discussion and Analysis
     The following discussion and analysis is focused on our executive compensation program as it relates to NRG’s Named Executive Officers (“NEOs”). The NEOs are the Chief Executive Officer, the Chief Financial Officer and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer serving as executive officers at the end of the 2008 fiscal year. For 2008, our NEOs were:

Name:	2008 Title:
David Crane	President and Chief Executive Officer
Robert C. Flexon	Executive Vice President and Chief Operating Officer
Kevin T. Howell	Executive Vice President and Regional President, Texas
J. Andrew Murphy	Executive Vice President and General Counsel
Clint Freeland	Senior Vice President and Chief Financial Officer
     From January 1 to March 1, 2008, Mr. Flexon served as Executive Vice President and Chief Financial Officer, Mr. Freeland served as Vice President and Treasurer, and Mr. Howell served as Executive Vice President, Commercial Operations. Mr. Howell also served as Executive Vice President and Chief Administrative Officer during 2008. In February 2009, Mr. Flexon was renamed Chief Financial Officer, Mr. Murphy was named Regional President, Northeast, and Mr. Freeland was named Senior Vice President, Strategy, Financial Structure.
     The discussion and analysis below is based on the following outline:
•	the objectives of the executive compensation program at NRG;

•	what the executive compensation program is designed to reward;

•	all elements of compensation provided under the program, including:
•	the reasons why these elements of compensation have been selected;

•	how the amounts of each element are determined; and

•	how and why each element and decision fits into NRG’s overall objectives.
Objectives of NRG’s executive compensation program
     The Compensation Committee of the Board, referred to as the Committee for purposes of this CD&A, is responsible for the development and implementation of NRG’s executive compensation program. The objectives of this program are based on the Committee’s philosophy that executive compensation should be aligned with stockholder value and improvements in corporate performance.
     These objectives are achieved through the use of both short- and long-term incentives. Therefore, the program strives to effectively use elements of compensation under a total reward philosophy that combines annual and multi-year reward opportunities. The intent of NRG’s compensation program is to reward the achievement of the Company’s annual goals and objectives while supporting the Company’s long-term business strategy.

What NRG’s executive compensation program is designed to reward
     Stockholder value and corporate performance are realized through the Company’s ongoing business strategy to consistently optimize the value of our generation assets, which results in growth and enhanced financial performance. These results are attained by maintaining and enhancing the Company’s position as a leading wholesale independent power generation company in a cost-effective and risk-mitigating manner. This strategy consists of:
•	pursuing additional growth opportunities at existing sites;

•	increasing value from existing assets;

•	maintaining financial strength and flexibility;

•	positioning the Company’s portfolio for success in a period of increasing environmental constraints, particularly with respect to greenhouse gas emissions;

•	reducing the volatility of cash flows through asset-based commodity hedging activities;

•	positioning the Company to benefit from industry consolidation; and

•	optimizing the Company’s capital allocation strategy, particularly with respect to the return of capital to stockholders.
     Our executive compensation program promotes this strategy by:
•	attracting, retaining and rewarding top executive talent;

•	encouraging performance that results in enhanced stockholder value over the long-term and attainment of our business goals and objectives, both financial and non-financial; and

•	rewarding strong individual performance.
2008 Compensation Approved by the Compensation Committee
     The table below identifies each element of compensation approved by the Committee and paid or awarded to the NEOs for 2008. Each element is described in more detail throughout the remainder of the CD&A and as part of the Summary Compensation Table on page 23 that was prepared in accordance with SEC rules. The table below is not intended to replace the summary compensation table required by the SEC.

	Base	Annual	Value of	Value of	Value of
	Salary	Incentive	Restricted	Stock	Performance
	Earnings	Payment	Stock Units	Options	Units	Benefits	Total
Named Executive Officer	($)	($)	($)(1)	($)(2)	($)(2)	($)	($)
David Crane	1,097,693	1,923,706	817,862	2,153,414	1,087,401	59,905	7,139,981
Robert C. Flexon	648,154	908,226	564,149	1,431,115	717,053	37,748	4,306,445
Kevin T. Howell	468,846	619,463	478,745 (3)	407,002 (3)	—	38,989	2,013,045
J. Andrew Murphy	419,539	396,857	111,332	287,122	146,550	33,661	1,395,061
Clint C. Freeland	329,462	286,940	113,115	293,909	147,018	16,254	1,186,698

(1)	Reflects the grant date fair value based on the closing share price as reported on the New York Stock Exchange on January 2, 2008 of $42.82 and in the case of Messrs. Flexon, Howell and Freeland the closing share price on March 3, 2008 of $41.63.

(2)	Reflects the grant date fair value as of January 2, 2008. The assumptions made in these valuations are discussed in the Company’s Original Filing in Item 15—Consolidated Financial Statements.

(3)	Represents Phantom Restricted Stock Units and Phantom Non-Qualified Units.

Elements of compensation provided under NRG’s executive compensation program
     The Committee is authorized to engage, at the expense of the Company, a compensation consultant to provide independent advice, support, and expertise to support the Committee in overseeing and reviewing the Company’s overall compensation strategy, structure, policies and programs, and to assess whether the Company’s compensation structure establishes appropriate incentives for management and employees.
     From 2004 to July 2008, Mercer Consulting provided advice to the Committee. On July 30, 2008, the Committee ended its arrangement with Mercer Consulting and commenced a new relationship with Frederic W. Cook, or Cook, to assist with executive pay decisions. In their new role, Cook will work with the Committee independent of any Company management to formulate 2009 compensation decisions.
     Annually, the Committee reviews all elements of executive compensation individually and in the aggregate against market data for companies with which NRG competes for executive talent. The Committee evaluates NRG’s executive compensation based on competitive market information provided by the consultancies via the development of a “peer group” of 12 to 20 companies. The composition of the peer group is targeted towards publicly-traded, independent power producers and utilities with power generation operations that had revenues of approximately 50% to 200% of NRG’s projected revenue, similar generation capacity, or geographic similarity. Each of these characteristics may not be met for every company in the peer group.
     The Committee and management review the composition of the peer group on an annual basis. The Company aims to compare its executive compensation program to a consistent peer group year to year, but given the extremely dynamic nature of the industry and the companies in it, the Company occasionally must alter the list to best represent the Company’s industry peers from one year to the next. For 2008, the peer group consisted of:
2008 Peer Group
AES Corporation (NYSE: AES)
Allegheny Energy, Inc. (NYSE: AYE)
Calpine Corporation (NYSE: CPN)
CenterPoint Energy Inc. (NYSE: CNP)
CMS Energy Corporation (OTC: CMSRL)
Constellation Energy Group (NYSE: CEG)
DTE Energy Company (NYSE: DTE)
Dynegy Inc. (NYSE: DYN)
El Paso Corporation (NYSE: EP)
Mirant Corporation (NYSE: MIR)
PPL Corporation (NYSE: PPL)
Reliant Energy, Inc. (NYSE: RRI)
Sempra Energy (NYSE: SRE)
TXU Corporation (formerly NYSE: TXU)
     The various elements of NRG’s executive compensation program for 2008 were benchmarked relative to the compensation provided to executives of this peer group, as well as other published survey data. For the survey analysis, the Committee benchmarked NRG’s NEOs to survey data based on functional job responsibility, using energy industry data where available and supplementing it with general industry data. NRG’s incentive plan design, plan features, and level of participation were also considered during the benchmarking exercise.
     In conjunction with the analysis of NRG’s peer group, the Committee aims to emphasize performance-based pay while balancing short- and long-term results through the use of an effective mix of cash, equity and other benefits. By implementing this compensation structure, the Committee believes that the interests of the Company are aligned with the interests of the stockholders, while continuing to emphasize the achievement of the Company’s business goals and objectives.
     Based on the analysis of NRG’s peer group and the Company’s objectives described above, the Committee affirmed the following six components of NRG’s executive compensation program:

•	Base salary;

•	Annual incentive compensation;

•	Long-term incentive compensation, including restricted stock units, non-qualified stock options and performance units;

•	Benefits;

•	Discretionary payments; and

•	Severance and change in control benefits.
     For each element, and in the aggregate, NRG targeted reward values for the Company’s NEOs between the median and the 75th percentile based on the results of the competitive analysis for its NEOs for both total cash compensation (base salary plus annual cash incentives) and for total direct compensation (total cash compensation plus expected value of long-term incentives). NRG’s size and complexity has grown relative to the industry, and in recent years, NRG’s financial and operating performance has been above the median with regard to selected financial business measures as well as significant merger and acquisition activity. As a result, our management team has been subject to competitive career opportunities. Accordingly, we currently target pay levels above the median.
Base Salary
     Annual base salary is designed to compensate NEOs for their level of experience and continued expectation of superior performance. Base salary is expected to increase year-on-year in relation to market competitiveness and individual performance. Increases in base salary affect other elements of compensation:
•	As base salary increases, the resulting Annual Incentive Plan (“AIP”) dollars will increase (assuming equal percentage participation).

•	NRG’s long term incentive compensation, delivered through the Long Term Incentive Plan (“LTIP”), is awarded as a multiple of base salary. As base salary increases, the value of the equity award increases.

•	Certain life insurance benefits, severance benefits, and change in control benefits are valued as a function of base salary and increase in value commensurate with growth in base salary.
     In addition to targeting base salary levels above the median, the base salary recommendations also incorporate the NEO’s individual performance, the general contributions of the NEO to overall corporate performance, and the level of responsibility of the NEO with respect to his or her specific position. In general, in January 2008, base salary levels for NEOs were increased by 5% to 10% to reflect the criteria discussed above. Certain NEOs’ base salary increased by a larger percentage due to a change in the competitive market and as a result of NRG’s desire to retain those executives to support planned succession. Salary increases, in the case of certain NEOs, also reflect the fact that such NEOs simultaneously serve in more than one executive capacity. On occasion, it may become necessary to make adjustments to the salary of an NEO based on exceptional individual performance or due to a change in the competitive market. In addition to the annual salary increase, further adjustments were made for certain NEOs, ranging from 9% to 46%, in March 2008 as part of the management restructuring and promotions that expanded officer responsibilities.
     For 2008, the base salary earnings for each NEO were as follows:

Named Executive Officer:	2008 Base Salary Earnings ($):
David Crane	1,097,693
Robert C. Flexon	648,154
Kevin T. Howell	468,846
J. Andrew Murphy	419,539
Clint C. Freeland	329,462

Annual Incentive Compensation
     Overview — Annual incentive compensation is designed to compensate NEOs for meeting specific individual and Company goals, and to reward individuals for meeting financial and non-financial goals and objectives established as part of the Company’s annual business plan. Annual incentive compensation is determined as a percentage of each NEO’s annual base salary. The AIP design is based on best practices and market competitiveness as benchmarked with NRG’s peer group.
     The AIP is calculated using actual performance results from a weighted percentage of performance criteria. These criteria are chosen to align each NEO’s responsibilities with available quantitative financial measures and qualitative measures that NRG values in the leadership of the business, such as safety, budget control, staff development, and individual performance compared to the Company’s goals. Annually, quantitative and qualitative performance goals are recommended by the NRG Senior Management Team for approval by the Committee. These criteria were chosen as the primary short-term benchmarks with respect to the strategies chosen for attaining the Company’s business objectives of increasing stockholder value and the improvement in corporate performance.
     AIP Performance Criteria - The following tables provide the 2008 performance criteria established for the NEOs and, for each NEO, the weight each criterion is given with respect to individual NEO performance. The criteria are used in determining the AIP payment as described in more detail below and are designed to achieve the Company’s primary short-term goals and long-term business objectives, such as maintaining financial strength and stability, reducing the volatility of cash flows, increasing value at existing sites, positioning the Company for success under increasing environmental constraints, and optimizing the Company’s capital allocation strategy.
2008 Performance Criteria

Performance Criteria	Definition
Consolidated Adjusted EBITDA	Net Income before Income Tax, Depreciation, and Amortization—as calculated from NRG’s Statement of Operations as found in Item 15—Consolidated Financial Statements to the Original Filing, and as further adjusted for certain non-recurring items

Regional Adjusted EBITDA	Regional Net Income before Income Tax, Depreciation, and Amortization—as calculated from NRG’s Statement of Operations as found in Item 15—Consolidated Financial Statements to the Original Filing, and as further adjusted for certain non-recurring items

Consolidated Adjusted Free Cash Flow	Cash Flow from Operations less Capital Expenditures—as calculated from NRG’s Statement of Cash Flows as found in Item 15—Consolidated Financial Statements to the Original Filing

Corporate Safety/Environmental	Applied safety practices at plant and office locations and qualitative and/or quantitative assessment of environmental compliance and initiatives

“FORNRG” Contributions and Budget Expense Improvement	Continuous improvement initiative to maximize return on invested capital and improve profitability, determined in incremental adjusted EBITDA

Strategic Development / Business Development	Development and dissemination of corporate strategy at Company and regional levels

Staff Development and Retention	Personnel recruitment, education and advancement

Trading and Hedging	Maximizing operating income through the efficient procurement and management of fuel supplies and maintenance services, and the sale of energy, capacity and ancillary services into attractive spot, intermediate and long-term markets

Capital Allocation	Achievement of 2008 objectives and advancement of longer term plan

Control Environment	Achievement of 2008 audit plan as approved by the Company’s Audit Committee, including effective Sarbanes Oxley controls and the advancement of Engineering, Procurement and Construction control framework

Individual Performance / Goal Achievement	Individual Performance versus mutually agreed-upon annual goals plus manner of achieving goals (in accordance with corporate values)

NEO Weighted Performance Criteria (%)

				J. Andrew	Clint C.
Performance Criteria	David Crane	Robert C. Flexon	Kevin T. Howell	Murphy	Freeland
Consolidated Adjusted EBITDA	30.0%	20.0%	15.0%	15.0%	20.0%
Regional Adjusted EBITDA	—	—	15.0%	—	—
Consolidated Adjusted Free Cash Flow	30.0%	20.0%	15.0%	15.0%	20.0%
Corporate Safety / Environmental	10.0%	15.0%	10.0%	—	—
“FORNRG” Contributions and Budget Expense Improvement	—	20.0%	—	15.0%	—
Strategic Development / Business Development	15.0%	—	15.0%	10.0%	10.0%
Staff Development and Retention	15.0%	5.0%	10.0%	15.0%	10.0%
Trading and Hedging	—	20.0%	—	—	—
Capital Allocation	—	—	—	—	10.0%
Control Environment	—	—	—	—	10.0%
Individual Performance/Goal Achievement	—	—	20.0%	30.0%	20.0%

TOTAL:	100.0%	100.0%	100.0%	100.0%	100.0%
     AIP Incentive Opportunity - The Chief Executive Officer is accountable for developing the goals for all other NEOs, while the Committee, with input from the Chief Executive Officer, determines the goals for the Chief Executive Officer. These goals are established at the beginning of each fiscal year. For the fiscal year 2008, these goals were reviewed and approved by the Committee on February 25, 2008. Based on the targeted benchmarks for the fiscal year 2008, the target annual incentive opportunity for NEOs ranged from 75 percent to 100 percent of base salary and an additional maximum opportunity was established for each NEO ranging from 37.5 percent to 100 percent of base salary above the target opportunity. The AIP plan design, as displayed in the table below, is consistent with market practice both in terms of target percentages and range of opportunity.
     The threshold, target and maximum incentive opportunities for the NEOs for 2008 were as follows:

Named Executive Officer	Threshold	Target	Maximum
David Crane	50.0%	100.0%	200.0%
Robert C. Flexon	50.0%	100.0%	150.0%
Kevin T. Howell	50.0%	100.0%	150.0%
J. Andrew Murphy	37.5%	75.0%	112.5%
Clint C. Freeland	37.5%	75.0%	112.5%
     AIP Targets and Calculation - Payment of the AIP is contingent on attaining the AIP Threshold, which is based on the Company’s Adjusted Free Cash Flow. For fiscal year 2008, the AIP Threshold was set at $700M of Adjusted Free Cash Flow, a level appropriate for an acceptable level of Company financial performance. If the AIP Threshold was not achieved, no annual incentives would have been paid for 2008 performance. If the AIP Threshold is met or exceeded, the annual incentive payment is calculated in two steps:
Step 1: A percentage up to the Target level based on the weight of each performance criterion identified in the table above. If all elements are achieved at the Target level, an NEO will realize Target level participation.
Step 2: A percentage above the Target level based on an equal 50/50 weighting of Adjusted Free Cash Flow and Consolidated Adjusted EBITDA. This second calculation is only performed in the event Adjusted Free Cash Flow or Consolidated Adjusted EBITDA exceeds its respective Target level.
     The sum of the two pieces (the Threshold to the Target components (Step 1) + the Target to the Maximum components (Step 2)) equals the incentive earned under the AIP. For fiscal year 2008, the AIP Target was set at $850M of Consolidated Adjusted Free

Cash Flow and $2,200M of Consolidated Adjusted EBITDA. Payments above the AIP Target will only be possible if the Adjusted Free Cash Flow or the Consolidated Adjusted EBITDA Targets are surpassed, in which case the NEO is eligible to receive a portion of the incentive opportunity between Target and Maximum.
     The AIP Maximum percent payout can only be achieved if the Maximum level of Adjusted Free Cash Flow and Consolidated Adjusted EBITDA are met or surpassed. In the event that these financial performance criteria exceed maximum levels, the NEOs are still capped at their maximum. The Company has established the Maximum at a level that can only be achieved with exceptional Company performance. While the Company strives for this level of performance every year, the Company expects that over time the Maximum level will not be reached a significant percentage of the time. For example, despite very strong Company performance in 2007 and record Company performance in 2008, the Company did not reach the Maximum compensation level in either year.
     Results for 2008 AIP - As defined, the Company’s AIP Threshold and AIP Target levels are based on the Company’s audited financial statements. The achievement towards the threshold and targets described in the table above is calculated beginning with the Company’s audited financial statements and is adjusted based on the impact of non-recurring events that may impact Adjusted Free Cash Flow and/or Consolidated Adjusted EBITDA, but have a positive impact on the Company’s business objectives of increasing stockholder value and improving corporate performance. Alternatively, transactions may occur throughout the year that may impact Adjusted Free Cash Flow and/or Consolidated Adjusted EBITDA positively or negatively but were not due to direct Company management. The Committee approved adjustments to ensure the composition of the asset portfolio is consistent with AIP targets. These portfolio adjustments consist of the announcement of the ITISA sale for $43 million and $38 million to increase the calculation of Adjusted Free Cash Flow (“FCF”) and Consolidated Adjusted EBITDA criteria, respectively. The Committee also approved an adjustment to increase the Adjusted Free Cash Flow Target by $147 million to reflect the delay in budgeted environmental capital expenditures due to changes in regulations. The Committee further approved a $267 million reduction in the 2008 Adjusted Free Cash Flow computation to align the cash movements on option premiums with the 2009 settlements of related transactions, along with an increase in 2008 Adjusted Free Cash Flow for $35 million to offset a partial prefunding of the pension trusts for payments due by March 2009. The net impact of these four Adjusted Free Cash Flow adjustments decreased 2008 performance compared to the AIP Target level by $336 million.
     Based on the calculations described above, both the Adjusted Free Cash Flow and Consolidated Adjusted EBITDA AIP Targets were exceeded for 2008. The Chief Executive Officer provided documentation to the Committee and the Board regarding the qualitative and quantitative achievement for each NEO. The Committee evaluated the performance of the Chief Executive Officer based on his achievement compared to goals established for him for 2008. Subsequently, the Committee reviewed and approved the annual incentive awards for the NEOs based on individual performance goals along with the Adjusted Free Cash Flow and Consolidated Adjusted EBITDA criteria. Bonus payments were paid after the release of the Company’s audited financial results for 2008. The annual incentives awarded to each of the NEOs for 2008, expressed as a percentage of base salary and in dollars, were as follows:

	Percentage of
Named Executive Officer:	Base Salary(%)	Annual Incentive Payment ($)
David Crane	175.3%	1,923,706
Robert Flexon	140.1%	908,226
Kevin T. Howell	132.1%	619,463
J. Andrew Murphy	94.6%	396,857
Clint C. Freeland	87.1%	286,940
Long-Term Incentive Compensation
     The Long-Term Incentive Plan, or LTIP, is designed to align compensation of NEOs with long-term stockholder value. The value of an LTIP award depends exclusively on NRG’s stock price and, in the case of Performance Units, the share price movement over time.
     Types of Awards—NRG’s LTIP is comprised of the following types of awards:
•	Non-qualified Stock Option (“NQSOs”)—Each NQSO represents the right to purchase one share of Common Stock at a price equal to the closing market price of the Common Stock on the date of grant. Options vest and become exercisable equally over a three-year vesting schedule and have a term of six years. Grants prior to August 1, 2005 have ten-year terms. Vesting schedules and term lengths for new grants are reviewed periodically by the Committee.

•	Performance Units (“PUs”)—Each PU represents the right to receive a certain number of shares of Common Stock after the completion of three years of service from the date of grant, provided the price per share of the Company’s Common Stock equals or exceeds the target price set under the award as of the date of vesting. The number of shares of Common Stock to be paid as of the vesting date for each performance unit is equal to: (i) one share of Common Stock, if the target price is met; (ii) a prorated amount in between one and two shares of Common Stock, if the target price is exceeded but is less than the maximum price set under the award, and (iii) two shares if the maximum price is met or exceeded. If the target price is not met, no shares will be awarded.

The design of PUs is intended to reward NEOs based on total stockholder return over the three-year vesting period relative to the Company’s total cost of equity over this period. The target price of the award is based on an annual projected cost of equity established at the start of each three-year vesting period. The Committee will approve a target stock price based on a compounding share price growth factor over the vesting period. The maximum share price growth factor represents 150% of the compounded target share price growth factor. PUs granted on January 2, 2008 held a target price of $60.16 per share, which represents an approximate 40% growth rate, and the maximum price of $73.35 per share, which represents an approximate 64% growth rate.

In December 2008, the Committee approved a threshold price for PUs effective for grants starting in January 2009, which represents an approximate 30% growth rate.

•	Restricted Stock Units (“RSUs”)—Each RSU represents the right to receive one share of Common Stock after the completion of three years of service from the date of grant. From time-to-time, the Committee will use alternate RSU vesting periods, but only on an exception-basis, such as for a new-hire with a specific skill set or to serve as an enhanced retention tool.

•	Deferred Stock Units (“DSUs”)—Each deferred stock unit represents the right of a participant to be paid one share of NRG’s Common Stock at the end of a deferral period established under the award by the Committee or elected by the participant under the terms of an award and the tax rules applicable to nonqualified deferred compensation plans under Section 409A of the Code. Unless otherwise provided under an award, during the applicable deferral period, a participant will not have any rights as a stockholder of the Company. However, unless otherwise provided, once the deferral period ends, the participant will be entitled to receive accumulated dividends and distributions with respect to the corresponding number of shares of Common Stock underlying each deferred stock unit. Except in cases of death where DSUs convert immediately to Common Stock, DSUs convert to Common Stock six months following termination. While certain NEOs currently hold DSUs, there have not been any DSUs awarded to an executive officer of the Company since 2005.
     Range of LTIP compensation—The aggregate expected value of equity awards granted to each NEO for the fiscal year 2008 was based on a review of the expected value of equity grants made to NEOs in NRG’s peer group, expressed as a percentage of base salary. Mercer Consulting provided equity benchmark data for the peer group and provided recommendations as a percentage of base salary to the Committee. For grants in January 2008, these percentages were 400% of base salary for Mr. Crane, 225% of base salary for Mr. Flexon, 150% of base salary for Mr. Murphy, and 65% of base salary for Mr. Freeland. The Company’s practice is to issue annual equity awards on the first business day of the calendar year. For fiscal year 2008, the grant date was January 2, 2008. The price per share of the Company’s stock on the grant date was $42.82 per share. As part of the management restructuring in March 2008 certain NEOs received additional equity awards equal to 300% of base salary for Mr. Flexon and 150% of base salary for Mr. Freeland. The grant date was March 3, 2008 and the price per share of the Company’s stock on the grant date was $41.63 per share. In lieu of receiving LTIP equity awards, on March 3, 2008 Mr. Howell received a grant of Phantom Non-Qualified Units and Phantom Restricted Stock Units from the Company, each as described below under “Phantom Equity Plan.”.
     Blended annual allocation—The Company employs a blended allocation of award type, with a heavier weighting to PUs and NQSOs in order to align the NEOs with stockholders through share price appreciation. NQSOs and PUs directly align the NEOs’ interests with the performance of NRG’s Common Stock reflecting the importance of share price appreciation to the Company’s total stockholder return. Allocation of RSUs reflects market trends favoring increased usage of restricted stock over stock options as a retention incentive. The allocation by equity type is reviewed annually by the Committee based on the Company’s overall strategy and existing market best practices.
     For fiscal year 2008, the Committee approved equity compensation grants allocated among the types of awards as follows:
•	50 percent of the target expected value in the form of NQSOs;

•	33 percent of the target expected value in the form of PUs; and

•	17 percent of the target expected value in the form of RSUs.
     The types of equity awards made to the NEOs in January and March 2008 and the total grant date fair value for such awards are shown below.

Named Executive Officer:	Restricted Stock Units ($)		Non-Qualified Stock Options ($)		Performance Units ($)
David Crane	817,862		2,153,414		1,087,401
Robert Flexon	564,149		1,431,115		717,053
Kevin T. Howell	478,745	(1)	407,002	(1)	—
J. Andrew Murphy	111,332		287,122		146,550
Clint C. Freeland	113,115		293,909		147,018

(1)	Represents Phantom Restricted Stock Units and Phantom Non-Qualified Units.
Phantom Equity Plan
     As previously disclosed, the Compensation Committee approved, effective March 1, 2008, a cash-based phantom-equity program (the “Phantom Plan”) for Mr. Howell that vests in full for all grants on August 1, 2010. This arrangement is designed to retain Mr. Howell through August 1, 2010, at a minimum, while continuing to align Mr. Howell’s compensation with stockholder value and improvements in corporate performance.
The Phantom Plan contains two elements:
•	Phantom Non-Qualified Units (“PNQUs”) that track the performance of the NRG stock listed on the New York Stock Exchange and reward Mr. Howell in a similar manner as would a Non-Qualified Stock Option granted under the Company’s LTIP. Each of the first and second grants of PNQUs was valued at the time of award, March 3, 2008 and March 3, 2009, at $41.63 and $17.45, respectively. Each valuation price will be compared to the average closing price of the NRG stock for the 20 trading days prior to August 1, 2010. The gain in the stock price (if any) will be multiplied by the number of PNQUs and paid in the form of cash as soon as practicable after August 1, 2010.

•	Phantom Restricted Stock Units (“PRSUs”) will also track the performance of the NRG stock listed on the New York Stock Exchange. A cash award will be made as soon as practicable after August 1, 2010 that reflects the number of PRSUs multiplied by the average closing price for the 20 trading days prior to August 1, 2010.
     Mr. Howell’s participation in the Phantom Plan precludes him from receiving additional equity awards under the LTIP that is otherwise in effect for the Company’s other executive officers. The Company anticipates awarding Mr. Howell with additional grants under the Phantom Program on March 3, 2010 at a level of 2x base salary multiple. This multiple equals what would otherwise be his participation level in the LTIP. The value of all awards will be divided equally between PNQUs and PRSUs.
Benefits
     Benefits — NEOs participate in the same retirement, life insurance, health and welfare plans as other salaried employees of the Company. To generally support more complicated financial planning and estate planning matters, NEOs are provided personal financial services up to $10,300 each year to assist with financial planning and tax counseling. Survey data indicates that participation in this form of benefit is consistent with market practice at the executive level and that $10,300 is a reasonable level of benefit for this type of service.
     Pursuant to the terms of his negotiated employment agreement which allows for the continuation of previously awarded personal life and disability insurance, in 2008, Mr. Crane received additional benefits in the form of a $12,000 life insurance premium reimbursement and $10,120 disability insurance premium reimbursement. NRG paid Mr. Crane a tax gross-up of these amounts totaling $12,147.

Discretionary Payments
     From time-to-time, the Committee will make off-cycle cash and/or equity awards to reward key personnel for reasons such as extraordinary achievement, the hiring of a new executive, promotion, or recognition. Such rewards are rarely made at the NEO level and all such discretionary payments are subject to review and approval by the Chief Executive Officer. In cases of discretionary payments for certain designated officers, both Chief Executive Officer and Committee approval is required.
Potential Severance and Change in Control Benefits
     Mr. Crane, pursuant to his employment agreement, and the other NEOs, pursuant to the Company’s Executive and Key Management Change-in-Control and General Severance Plan, also referred to as the CIC Plan, are entitled to severance payments and benefits in the event of termination of employment under certain circumstances, including following a change-in-control. NRG chooses to pay severance and change-in-control benefits to assist with career transitions of executives of the Company as well as to create an environment that provides for adequate business transition and knowledge transfer during times of change.
     Change-in-control agreements are considered market practice among publicly-held companies. Most often, agreements are utilized to encourage executives to remain with the Company during periods of extreme job uncertainty. In order to enable a smooth transition during the interim period, change-in-control agreements provide a defined level of security for the executive, and the Company, to follow through on the implementation of a particular acquisition, asset sale/purchase, and integration.
     For a more detailed discussion, including the quantification of potential payments, please see the section entitled “Severance and Change-in-Control” following the executive compensation tables below.
Stock Ownership Guidelines
     The Committee and the Board require the Chief Executive Officer to hold Company stock with a value equal to six times his base salary until termination from the Company. The Chief Operating Officer is encouraged to hold equity instruments with a value equal to three times his base salary until termination from the Company. Other NEOs are encouraged to hold equity instruments with a value equal to 2.5 times their base salary, or in the case of Mr. Freeland, 2.0 times his base salary, until termination from the Company. Only vested shares count towards the ownership multiple. As NRG has experienced a limited number of LTIP grant opportunities, many NEOs have not yet achieved expected stock ownership multiples. It is anticipated, however, that NEOs will achieve expected ownership multiple thresholds over the course of a series of upcoming LTIP grants. The current stock ownership for NEOs as of March 30, 2009 is shown below:

	Target Ownership	Actual Ownership
Named Executive Officer	Multiple	Multiple
David Crane	6.0	11.2
Robert Flexon	3.0	3.3
Kevin T. Howell	3.0	8.2
J. Andrew Murphy	2.5	0.1
Clint C. Freeland	2.0	0.4
Dilution concerns and other limitations
     NRG and the Committee work to ensure that NRG’s equity awards balance both the interests of stockholders in controlling dilution and NRG’s business need to attract, motivate, and retain the level of executive talent needed to execute its business strategy. Observing established dilution rates help stockholders preserve anticipated share ownership percentages in NRG. The dilution interests are tracked by way of:
•	Dilution rate—NQSOs already awarded plus additional shares reserved for potential distribution—divided by shares outstanding; and

•	Run rate—amount of NQSOs and RSUs actually distributed in 2008.

     The Committee remains focused on maintaining market prevailing dilution rates of less than 15%, as well as a three-year average run rate at or below 2%. NRG’s potential dilution rate at the end of 2008 was approximately 7.2%, with an actual dilution rate of 4.3% reflecting shares granted at year-end. The run rate was less than 1%.
Tax and Accounting Considerations
     The Committee has considered the implications of Section 162(m) of the Code, which precludes the Company (as a public company) from taking a tax deduction for individual compensation in excess of $1 million for any of the NEOs, subject to certain exemptions. The Committee has also considered the exemptions to such limitation, which are also provided in Section 162(m) and specifically the exemption for compensation that is “performance based” within the meaning of Section 162(m). The Committee believes tax deductibility of compensation is an important consideration and, where possible and considered appropriate, intends to preserve the deductibility of compensation to NEOs under Section 162(m). However, the Committee also believes that it is important to retain flexibility in designing compensation programs, and as a result, has not adopted a policy that any particular amount of compensation must be deductible to NRG under Section 162(m). The Committee also takes into account tax consequences to NEOs in designing the various elements of the Company’s compensation program, such as designing the terms of awards to defer immediate income recognition in accordance with Section 409A of the Code. The Committee remains informed of the accounting implications of its compensation programs, however, and approves programs based on their total alignment with the Company’s strategy and long-term goals.
Compensation Committee Report on Executive Compensation
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Proxy Statement required by Item 402(b) of Regulation S-K with management and, based upon such review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Compensation Committee: Thomas H. Weidemeyer, Chair John F. Chlebowski Walter R. Young

Executive Compensation Tables
Summary Compensation Table
Fiscal Year Ended December 31, 2008

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Grants	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David Crane	2008	1,097,693	—	2,193,884	1,991,556	1,923,706	16,813	59,905	7,283,557
President, Chief	2007	1,000,000	—	1,258,752	1,273,476	1,801,500	13,019	52,629	5,399,376
Executive Officer	2006	998,131	—	1,673,862	1,520,360	1,267,626	16,561	51,990	5,528,530
and Director

Robert C. Flexon	2008	648,154	—	834,874	746,274	908,226	—	37,748	3,175,276
Executive Vice	2007	548,269	—	438,359	379,091	736,668	—	32,500	2,134,887
President and Chief	2006	474,423	—	431,604	407,057	451,888	—	65,168	1,830,140
Operating Officer(1)

Kevin T. Howell	2008	468,846	—	1,283,219 (3)	212,284 (4)	619,463		38,989	2,622,801
Executive Vice	2007	399,539	—	1,822,100	169,752	425,733	—	23,675	2,840,799
President and Chief	2006	379,653	—	2,350,625	84,132	323,180	—	20,300	3,157,890
Administrative Officer(2)

J. Andrew Murphy	2008	419,539	—	379,748	334,752	396,857	—	33,661	1,564,556
Executive Vice	2007	400,000	400,000 (6)	230,675	239,004	384,225	—	37,970	1,691,874
President and General Counsel(5)

Clint C. Freeland	2008	329,462	—	165,833	127,234	286,940	—	16,254	925,723
Senior Vice President and Chief Financial Officer (7)

(1)	As of February 18, 2009, Mr. Flexon is Executive Vice President and Chief Financial Officer.

(2)	As of February 18, 2009, Mr. Howell is Executive Vice President and Regional President, Texas.

(3)	Expense for PRSUs valued at 92,516 is included in Stock Awards.

(4)	Expense for PNQUs valued at 42,532 is included in Option Grants.

(5)	As of February 18, 2009, Mr. Murphy is Executive Vice President and Regional President, Northeast.

(6)	This amount represents a sign-on bonus.

(7)	As of February 18, 2009, Mr. Freeland is Senior Vice President, Strategy, Financial Structure.
     The amounts provided in the Stock Awards column represent compensation expense recorded in the income statement for fiscal year 2008 as described in Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, or FAS123R, for the RSUs, PRSUs, and PUs listed in the table below. The assumptions made in these valuations are discussed in the Company’s 2008, 2007 and 2006 Forms 10-K in Item 15—Consolidated Financial Statements.

		2008		2007		2006
David Crane	•	$362,472 for January 2008 PUs	•	$327,672 for January 2007 PUs	•	$382,248 for January 2006 PUs
	•	$272,616 for January 2008 RSUs	•	$253,092 for January 2007 RSUs	•	$271,716 for January 2006 RSUs
	•	$501,512 for January 2007 PUs	•	$406,272 for January 2006 PUs	•	$1,019,898 for December 2003
	•	$253,092 for January 2007 RSUs	•	$271,716 for January 2006 RSUs		RSUs
	•	$532,476 for January 2006 PUs
	•	$271,716 for January 2006 RSUs

Robert C. Flexon	•	$116,140 for March 2008 PUs	•	$88,121 for January 2007 PUs	•	$84,564 for January 2006 PUs
	•	$93,670 for March 2008 RSUs	•	$50,247 for January 2007 RSUs	•	$59,136 for January 2006 RSUs
	•	$99,660 for January 2008 PUs	•	$89,876 for January 2006 PUs	•	$59,736 for August 2005 PUs
	•	$75,648 for January 2008 RSUs	•	$59,136 for January 2006 RSUs	•	$38,796 for August 2005 RSUs
	•	$134,886 for January 2007 PUs	•	$64,856 for August 2005 PUs	•	$189,372 for March 2004 RSUs
	•	$66,996 for January 2007 RSUs	•	$38,796 for August 2005 RSUs
	•	$117,784 for January 2006 PUs	•	$47,327 for March 2004 RSUs
	•	$59,136 for January 2006 RSUs
	•	$48,323 for August 2005 PUs
	•	$22,631 for August 2005 RSUs

Kevin T. Howell	•	$92,516 for March 2008 PRSUs	•	$47,165 for January 2007 PUs	•	$52,128 for January 2006 PUs
	•	$72,186 for January 2007 PUs	•	$35,364 for January 2007 RSUs	•	$35,160 for January 2006 RSUs
	•	$35,364 for January 2007 RSUs	•	$55,408 for January 2006 PUs	•	$2,263,337 for August 2005 RSUs
	•	$72,601 for January 2006 PUs	•	$35,160 for January 2006 RSUs
	•	$35,160 for January 2006 RSUs	•	$1,649,003 for August 2005 RSUs
	•	$975,392 for August 2005 RSUs

J. Andrew Murphy	•	$48,852 for January 2008 PUs	•	$49,651 for January 2007 PUs		Not applicable because
	•	$37,116 for January 2008 RSUs	•	$37,224 for January 2007 RSUs		Mr. Murphy was not an NEO in 2006.
	•	$75,988 for January 2007 PUs	•	$83,056 for December 2006 PUs
	•	$37,224 for January 2007 RSUs	•	$60,744 for December 2006 RSUs
	•	$119,824 for December 2006 PUs
	•	$60,744 for December 2006 RSUs

Clint C. Freeland	•	$31,070 for March 2008 PUs		Not applicable because		Not applicable because
	•	$24,280 for March 2008 RSUs		Mr. Freeland was not an NEO in 2007.		Mr. Freeland was not an NEO in 2006.
	•	$11,724 for January 2008 PUs
	•	$8,568 for January 2008 RSUs
	•	$18,685 for May 2007 PUs
	•	$11,376 for May 2007 RSUs
	•	$15,192 for January 2007 PUs
	•	$7,440 for January 2007 RSUs
	•	$29,952 for February 2006 RSUs
	•	$7,546 for August 2005 RSUs
     The amounts provided in the Option Grants column represent compensation expense recorded in the income statement for fiscal year 2008 as described in FAS123R for the NQSOs listed in the table below. The assumptions made in these valuations are discussed in the Company’s 2008, 2007 and 2006 Forms 10-K in Item 15—Consolidated Financial Statements.

		2008		2007		2006
David Crane	•	$718,080 for January 2008 NQSOs	•	$602,052 for January 2007 NQSOs	•	$671,424 for January 2006 NQSOs
	•	$602,052 for January 2007 NQSOs	•	$671,424 for January 2006 NQSOs	•	$848,936 for December 2003 NQSOs
	•	$671,424 for January 2006 NQSOs

Robert C. Flexon	•	$233,000 for March 2008 NQSOs	•	$160,872 for January 2007 NQSOs	•	$138,648 for January 2006 NQSOs
	•	$197,472 for January 2008 NQSOs	•	$138,648 for January 2006 NQSOs	•
	•	$160,872 for January 2007 NQSOs	•	$52,332 for August 2005 NQSOs	•	$118,608 for August 2005 NQSOs
	•	$138,648 for January 2006 NQSOs	•	$27,239 for March 2004 NQSOs	•	$149,801 for March 2004 NQSOs
	•	$16,282 for August 2005 NQSOs

Kevin T. Howell	•	$42,532 for March 2008 PNQUs	•	$85,620 for January 2007 NQSOs	•	$84,132 for January 2006 NQSOs
	•	$85,620 for January 2007 NQSOs	•	$84,132 for January 2006 NQSOs
	•	$84,132 for January 2006 NQSOs

		2008		2007	2006
J. Andrew Murphy	•	$95,748 for January 2008 NQSOs	•	$90,528 for January 2007 NQSOs	Not applicable because
	•	$90,528 for January 2007 NQSOs	•	$148,476 for December 2006 NQSOs	Mr. Murphy was not an NEO in 2006.
	•	$148,476 for December 2006 NQSOs

Clint C. Freeland	•	$61,690 for March 2008 NQSOs		Not applicable because	Not applicable because
	•	$23,940 for January 2008 NQSOs		Mr. Freeland was not an NEO in 2007.	Mr. Freeland was not an NEO in 2006.
	•	$22,512 for May 2007 NQSOs
	•	$19,092 for January 2007 NQSOs
     The amounts provided in the Non-Equity Incentive Plan Compensation column represent values earned under NRG’s 2008, 2007 and 2006 AIP payable in March 2009, March 2008 and March 2007, respectively. NEOs were provided the opportunity to earn a cash incentive payment based on the attainment of certain pre-established Company and individual goals for fiscal years 2008, 2007 and 2006. The performance criteria and weight given to each NEO are described in detail in the CD&A above. The dollar amounts in the Table represent payouts for actual 2008, 2007 and 2006 Company performance.
     Only one NEO, David Crane, participates in the NRG Pension Plan, which was closed to new employees hired on, or after, December 5, 2003. The values shown in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column represent the 2008, 2007 and 2006 year-on-year increases in the value of the defined benefit pension plan.
     The amounts provided in the All Other Compensation column represent the additional benefits payable by NRG and include insurance benefits, the employer match under the 401(k) plan, relocation expenses, financial counseling services up to $10,300, and the amount payable under NRG’s all-employee discretionary match to the 401(k) plan. The following table identifies the additional compensation for each NEO.

				Financial	401(k) Employer	401(k)		Total Taxable
		Life Insurance	Disability	Advisor	Matching	Discretionary	Relocation	Grossed Up
Name	Year	Reimbursement ($)	Insurance ($)	Services ($)	Contribution ($)	Contribution ($)	Expenses($)	Expenses ($)(1)	Total($)
David Crane	2008	12,000	10,120	10,610	9,200	—	—	17,975	59,905
	2007	12,000	10,120	10,300	8,874	—	—	11,334	52,628
	2006	12,000	10,120	8,335	4,540	—	—	16,995	51,990

Robert C. Flexon	2008	—	—	10,610	9,200	13,500	—	4,438	37,748
	2007	—	—	10,300	9,000	13,200	—	—	32,500
	2006	—	—	8,335	8,800	12,600	—	35,433	65,168

Kevin T. Howell	2008			1,085	8,050	13,500	11,942	4,412	38,989
	2007	—	—	2,600	7,875	13,200	—	—	23,675
	2006	—	—	—	7,700	12,600	—	—	20,300

J. Andrew Murphy	2008	—	—	7,075	9,200	13,500	—	3,886	33,661
	2007	—	—	7,725	9,000	461	—	20,783	37,969

Clint C. Freeland	2008	—	—	—	2,754	13,500	—	—	16,254

(1)	Total Taxable Grossed Up Expenses includes gross ups on life insurance premium reimbursements and disability insurance premium reimbursements for the Chief Executive Officer, and gross ups for financial services for all executive officers of the Company.
Employment Agreements
     Mr. Crane serves as the President and Chief Executive Officer of the Company pursuant to the terms of an employment agreement with the Company that was amended and restated in order to ensure compliance with Section 409A of the Code, effective December 4, 2008. The initial term of the amended and restated employment agreement will end on December 31, 2009. The agreement will be renewed automatically for successive one-year terms on the same terms and conditions unless either party provides the other with notice to the contrary at least 90 days prior to the end of the initial term or any subsequent one-year term.
     Effective December 4, 2008 through December 31, 2009, the amended and restated employment agreement provides for an annual base salary of $1,100,000. For each one-year period thereafter, Mr. Crane’s base salary will be reviewed and may be increased by the Board. Beginning with the 2008 fiscal year, Mr. Crane is entitled to an annual bonus with a target amount of up to 100 percent of his base salary, based upon the achievement of criteria determined at the beginning of the fiscal year by the Board, with input from

Mr. Crane, for that fiscal year. In addition, beginning with the 2008 fiscal year, Mr. Crane is also entitled to a maximum annual bonus up to an additional 100 percent of his base salary, based upon the achievement of Adjusted Free Cash Flow and Adjusted EBITDA criteria for that fiscal year.
     In addition to salary and bonuses, the employment agreement provides that Mr. Crane is eligible to participate in the Company’s LTIP in accordance with its terms. Mr. Crane is also entitled to health, welfare and retirement benefits, term life insurance of $7.75 million, five weeks paid vacation, and coverage under the Company’s director and officer liability insurance coverage, in addition to reimbursement of reasonable business expenses and reimbursement of reasonable expenses for financial planning. Mr. Crane’s employment agreement also entitles him to certain severance payments and benefits in the event his employment terminates under certain circumstances. These severance payments and benefits are described and quantified under the section “Severance and Change-in-Control” below.
     The Company has not entered into employment agreements with NEOs other than Mr. Crane.
Grants of Plan-Based Awards
Fiscal Year Ended December 31, 2008

								All Other	All Other
								Stock	Option
						Estimated Future		Awards:	Awards:	Exercise	Grant
			Estimated Possible Payouts			Payouts Under		Number	Number of	or Base	Date Fair
			Under Non-Equity Incentive			Equity Incentive		of Shares	Securities	Price of	Value of
			Plan Awards(1)			Plan Awards(2)		of Stock	Underlying	Option	Stock and
	Grant	Approval	Threshold	Target	Maximum	Target	Maximum	or Units	Options	Awards	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)(3)	(#)(4)	($/Sh)	Awards(5)
David Crane	—	—	548,846	1,097,693	2,195,385	—	—	—	—	—	—
	1/2/2008	12/8/2007	—	—	—	—	—	—	192,000	42.82	2,153,414
	1/2/2008	12/8/2007	—	—	—	—	—	19,100	—	—	817,862
	1/2/2008	12/8/2007	—	—	—	37,100	74,200	—	—	—	1,087,401

Robert C. Flexon	—	—	324,077	648,154	972,231	—	—	—	—	—	—
	1/2/2008	12/21/2007	—	—	—	—	—	—	52,800	42.82	592,189
	1/2/2008	12/21/2007	—	—	—	—	—	5,300	—	—	226,946
	1/2/2008	12/21/2007	—	—	—	10,200	20,400	—	—	—	298,962
	3/3/2008	12/21/2007	—	—	—	—	—	—	81,200	41.63	838,926
	3/3/2008	12/21/2007	—	—	—	—	—	8,100	—	—	337,203
	3/3/2008	12/21/2007	—	—	—	15,700	31,400	—	—	—	418,091

Kevin T. Howell	3/3/2008	12/21/2007	234,423	468,846	703,269	—	—	—	—	—	—
	3/3/2008	12/21/2007	—	—	—	—	—		39,400	41.63	407,002
	3/3/2008	12/21/2007	—	—	—	—	—	11,500	—	—	478,745

J. Andrew Murphy	—	—	157,327	314,654	471,981	—	—	—	—	—	—
	1/2/2008	12/21/2007	—	—	—	—	—	—	25,600	42.82	287,122
	1/2/2008	12/21/2007	—	—	—	—	—	2,600	—	—	111,332
	1/2/2008	12/21/2007	—	—	—	5,000	10,000	—	—	—	146,550

Clint C. Freeland	—	—	123,548	247,096	370,644	—	—	—	—	—	—
	1/2/2008	12/21/2007	—	—	—	—	—	—	6,400	42.82	71,780
	1/2/2008	12/21/2007	—	—	—	—	—	600	—	—	25,692
	1/2/2008	12/21/2007	—	—	—	1,200	2,400	—	—	—	35,172
	3/3/2008	12/21/2007	—	—	—	—	—	—	21,500	41.63	222,129
	3/3/2008	12/21/2007	—	—	—	—	—	2,100	—	—	87,423
	3/3/2008	12/21/2007	—	—	—	4,200	8,400	—	—	—	111,846

(1)	Represents estimated payouts under the AIP as discussed in the CD&A above.

(2)	Represents PUs issued under the LTIP as discussed in the CD&A above.

(3)	Represents RSUs issued under the LTIP, or in the case of Mr. Howell only, PRSUs issued under the Phantom Plan, each as discussed in the CD&A above.

(4)	Represents NQSOs issued under the LTIP, or in the case of Mr. Howell only, PNQUs issued under the Phantom Plan, each as discussed in the CD&A above.

(5)	The assumptions made in these valuations are discussed in the Company’s Original Filing in Item 15—Consolidated Financial Statements.

2008 Annual Incentive Plan
     NEOs were provided the opportunity to earn an AIP payment based on the attainment of certain pre-established Company and individual goals for fiscal year 2008. The performance criteria and weight given to each are described in detail in the CD&A above. The dollar amount of the possible payouts for achieving the threshold, target or maximum levels of performance during 2008 are shown in the above table.
2008 Long-Term Equity Incentives
     For 2008, the NEOs were provided long-term incentives through grants of the following types of equity awards as indicated in the above table: (i) NQSOs; (ii) RSUs; and (iii) PUs. Consistent with our policy, these awards were granted to NEOs as of the first business day of the fiscal year, i.e. January 2, 2008.
     Each NQSO represents the right to purchase one share of Common Stock at a price equal to the fair market value of the stock determined as of the date of grant. NQSOs granted in 2008 have a term of six years and vest in equal annual installments over a three year vesting schedule. Upon termination of service by reason of death, the NQSO shall vest in full and shall be exercisable by the executor or administrator of participant’s estate (or any person to whom the NQSO is transferred by will or the laws of descent and distribution) until the earlier of the expiration date or 12 months after the date of such termination of service, and thereafter the NQSO shall terminate and cease to be exercisable. Upon termination of service by reason of disability, the participant shall have the right until the earlier of the expiration date or 12 months after the date of such termination of service to exercise only that portion of the NQSO that was exercisable as of the date of such termination of service, and thereafter the option shall terminate and cease to be exercisable.
     Each RSU represents the right to receive one share of Common Stock as of the vesting date for the award. RSUs granted in 2008 will become 100% vested as of the third anniversary of the date of grant provided the NEO is still employed with the company as of that date. Upon termination of service by reason of death, the RSU shall vest in full and the Common Stock underlying the RSU shall be issued and delivered to the participant’s legal representatives, heirs, legatees, or distributees.
     Each PU represents the right to receive a certain number of shares of Common Stock after the completion of three years of service from the date of grant, provided the price per share of Common Stock as of the date of vesting equals or exceeds the target price set under the award. The number of shares of Common Stock to be paid as of the vesting date is equal to: (i) one share if the target price is met; (ii) a pro rata amount between one and two shares if the target price is exceeded but the maximum price set under the award is not met; and (iii) two shares if the maximum price is met or exceeded. For PUs granted on January 2, 2008 the target price is $60.16 and the maximum price is $70.35. Upon termination of service by reason of death, the PU shall vest in full and the Common Stock underlying the PU shall be issued and delivered to the participant’s legal representatives, heirs, legatees, or distributees.

Outstanding Equity Awards at Fiscal Year-End
Fiscal Year Ended December 31, 2008

Stock Awards
Equity Incentive Plan
Option Awards	Awards
Market
Number of	Number of	Number of	Value of
Securities	Securities	Shares or	Shares or	Number of	Market Value
Underlying	Underlying	Units of	Units of	Unearned	of Unearned
Unexercised	Unexercised	Option	Option	Stock that	Stock that	Shares that	Shares that
Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
David Crane	1,065,502	—	12.02	12/5/2013	80,300	(1)	1,873,399	155,900	(2)	0	(3)
190,476	95,238	(4)	23.98	1/3/2012	—	—	—	—
73,600	147,200	(5)	27.92	1/3/2013	—	—	—	—
—	192,000	(6)	42.82	1/2/2014	—	—	—	—

Robert C. Flexon	90,000	—	10.93	3/29/2014	28,000	(7)	653,240	54,700	(8)	0	(3)
38,000	—	19.40	8/1/2011	—	—	—	—
39,333	19,667	(9)	23.98	1/3/2012	—	—	—	—
19,666	39,334	(10)	27.92	1/3/2013	—	—	—	—
—	52,800	(11)	42.82	1/2/2014	—	—	—	—
—	81,200	(12)	41.63	3/3/2014	—	—	—	—

Kevin T. Howell	23,866	11,934	(13)	23.98	1/3/2012	88,200	(14)	2,057,706	16,600	(15)	0	(3)
10,466	20,934	(16)	27.92	1/3/2013	—	—	—	—
—	39,400	(17)	41.63	8/1/2010	11,500	(18)	254,955	(19)

J. Andrew Murphy	34,133	17,067	(20)	28.93	12/18/2012	12,900	(21)	300,957	25,200	(22)	0	(3)
11,066	22,134	(23)	27.92	1/3/2013	—	—	—	—
—	25,600	(24)	42.82	1/2/2014	—	—	—	—

Clint Freeland	2,333	4,667	(25)	27.92	1/3/2013	8,120	(26)	189,440	8,600	(27)	0	(3)
2,166	4,334	(28)	41.61	5/16/2013	—	—	—	—
—	6,400	(29)	42.82	1/2/2014	—	—	—	—
—	21,500	(30)	41.63	3/3/2014	—	—	—	—

(1)	This amount represents 34,000 RSUs that will vest on January 3, 2009; 27,200 RSUs that will vest on January 3, 2010; and 19,100 RSUs that will vest on January 2, 2011.

(2)	This amount represents 66,000 PUs that will vest on January 3, 2009; 52,800 PUs that will vest on January 3, 2010; and 37,100 PUs that will vest on January 2, 2011.

(3)	Market value of unearned PUs on December 31, 2008 does not meet the target price set under each grant award.

(4)	This amount represents 95,238 NQSOs that will vest on January 3, 2009.

(5)	This amount represents 73,600 NQSOs that will vest on January 3, 2009 and 73,600 NQSOs that will vest on January 3, 2010.

(6)	This amount represents 64,000 NQSOs that will vest on January 2, 2009; 64,000 NQSOs that will vest on January 2, 2010; and 64,000 NQSOs that will vest on January 2, 2011.

(7)	This amount represents 7,400 RSUs that will vest on January 3, 2009; 7,200 RSUs that will vest on January 3, 2010; 5,300 RSUs that will vest on 1/2/2011, and 8,100 RSUs that will vest on March 3, 2011.

(8)	This amount represents 14,600 PUs that will vest on January 3, 2009; 14,200 PUs that will vest on January 3, 2010; 10,200 PUs that vest on January 2, 2011; and 15,700 PUs that will vest on March 3, 2011.

(9)	This amount represents 19,667 NQSOs that will vest on January 3, 2009.

(10)	This amount represents 19,667 NQSOs that will vest on January 3, 2009 and 19,667 NQSOs that will vest on January 3, 2010.

(11)	This amount represents 17,600 NQSOs that will vest on January 2, 2009; 17,600 NQSOs that will vest on January 2, 2010; and 17,600 NQSOs that will vest on January 2, 2011.

(12)	This amount represents 27,066 NQSOs that will vest on March 3, 2009; 27,067 NQSOs that will vest on March 3, 2010; and 27,067 NQSOs that will vest March 3, 2011.

(13)	This amount represents 11,934 NQSOs that will vest on January 3, 2009.

(14)	This amount represents 40,000 RSUs that will vest on August 1, 2009; 40,000 RSUs that will vest on August 1, 2010; 4,400 RSUs that will vest on January 3, 2009; and 3,800 RSUs that will vest on January 3, 2010.

(15)	This amount represents 9,000 PUs that will vest on January 3, 2009 and 7,600 PUs that will vest on January 3, 2010.

(16)	This amount represents 10,467 RSUs that will vest on January 3, 2009 and 10,467 RSUs that will vest on January 3, 2010.

(17)	This amount represents 39,400 PNQUs that will vest on August 1, 2010.

(18)	This amount represents 11,500 PRSUs that will vest on August 1, 2010.

(19)	Market value of PRSUs calculated by multiplying the number of PRSUs by the average closing price for the 20 trading days prior to December 31, 2008.

(20)	This amount represents 17,067 NQSOs that will vest on December 18, 2009.

(21)	This amount represents 6,300 RSUs that will vest on December 18, 2009; 4,000 RSUs that will vest on January 3, 2010; and 2,600 RSUs that will vest on January 2, 2011.

(22)	This amount represents 12,200 PUs that will vest on December 18, 2009; 8,000 PUs that will vest on January 3, 2010 and 5,000 PUs that will vest on January 2, 2011.

(23)	This amount represents 11,067 NQSOs that will vest on January 3, 2009 and 11,067 NQSOs that will vest on January 3, 2010.

(24)	This amount represents 8,533 NQSOs that will vest on January 2, 2009; 8,533 NQSOs that will vest on January 2, 2010 and 8,534 NQSOs that will vest on January 2, 2011.

(25)	This amount represents 2,333 NQSOs that will vest on January 3, 2009 and 2,334 NQSOs that will vest on January 3, 2010.

(26)	This amount represents 3,800 RSUs that will vest on February 3, 2009; 800 RSUs that will vest on January 3, 2010; 820 RSUs that will vest on May 16, 2010; 600 RSUs that will vest on January 2, 2011 and 2,100 RSUs that will vest on March 3, 2011.

(27)	This amount represents 1,600 PUs that will vest on January 3, 2010; 1,600 PUs that will vest on May 16, 2010; 1,200 PUs that will vest on January 2, 2011 and 4,200 PUs that will vest on March 3, 2011.

(28)	This amount represents 2,167 NQSOs that will vest on May 16, 2009 and 2,167 NQSOs that will vest on May 16, 2010.

(29)	This amount represents 2,133 NQSOs that will vest on January 2, 2009; 2,133 NQSOs that will vest on January 2, 2010 and 2,134 NQSOs that will vest on January 2, 2011.

(30)	This amount represents 7,166 NQSOs that will vest on March 3, 2009; 7,167 NQSOs that will vest on March 3, 2010 and 7,167 NQSOs that will vest on March 3, 2011.
     The pay out value of unearned shares, or Units (i.e. PUs), is based on the market price for NRG Common Stock as of December 31, 2008. If a value is shown in this column, the PU grant is considered “in the money,” meaning the price of NRG’s Common Stock exceeds the target price of the PU grant. Where values do not appear in this column, then that particular PU grant has not exceeded the target price and no value is represented.

Option Exercises and Stock Vested
Fiscal Year Ended December 31, 2008

	Option Awards			Stock Awards
	Number of Shares			Number of Shares
	Acquired on	Value Realized on		Acquired on Vesting		Value Realized on
Name	Exercise (#)	Exercise ($)		(#)		Vesting ($)
David Crane	200,000 (1)	6,597,000	(2)	—		—
Robert Flexon	100,000 (3)	3,407,500	(4)	6,000	(5)	217,560	(6)
				24,000	(7)	870,240	(8)
Kevin T. Howell	—	—		126,000	(9)	4,568,760	(6)
				40,000	(10)	1,450,400	(6)
J. Andrew Murphy	—	—		—		—
Clint C. Freeland	—	—		2,000	(11)	72,520	(6)

(1)	Represents NQSOs granted on December 5, 2003 with 100% vesting on December 5, 2006 and exercised on April 22, 2008.

(2)	Based on December 5, 2003 grant price of $12.015 and April 22, 2008 share price of $45.00.

(3)	Represents NQSOs granted on March 29, 2004 with 100% vesting on March 29, 2007 and exercised on April 22, 2008.

(4)	Based on March 29, 2004 grant price of $10.925 and April 22, 2008 share price of $45.00.

(5)	Represents RSUs granted on August 1, 2005 with 100% vesting on August 1, 2008.

(6)	Based on a share price of $36.26 on August 1, 2008.

(7)	Represents PUs granted on August 1, 2005 with 100% vesting on August 1, 2008.

(8)	Based on NRG’s TSR vesting schedule on August 1, 2008; share price $36.26 met maximum level payout.

(9)	Represents RSUs granted on August 1, 2005 with 100% vesting on August 1, 2008.

(10)	Represents RSUs granted on August 1, 2005 with 20% per year vesting schedule; 3rd installment vested August 1, 2008.

(11)	Represents RSUs granted on August 1, 2005 with 100% vesting on August 1, 2008.
Pension Benefits
Fiscal Year Ended December 31, 2008

		Number of Years Credited	Present Value of
Name	Plan Name	Service (#)	Accumulated Benefit ($)
David Crane	Pension Plan for Non-Bargaining Employees	5.08	86,065
Robert Flexon	—	—	—
Kevin T. Howell	—	—	—
J. Andrew Murphy	—	—	—
Clint C. Freeland	—	—	—
     The NRG Pension Plan for Non-Bargaining Employees provides qualified retirement income benefits to most NRG employees who were hired prior to December 5, 2003. The plan was closed to new employees not covered by a bargaining agreement on that date as required by the creditors during the financial restructuring of the Company. Mr. Crane is the only NEO eligible to receive benefits under this plan. He is covered under the pension equity formula under the plan which provides a lump sum benefit equal to 10% of the participant’s four-year final average pay times years of credited service. Annual pension earnings include base pay and incentives but are capped by the Internal Revenue Service, or IRS, qualified plan pay limit each year. For example, the 2008 pay limit was $225,000. Pension benefits become 100% vested after five years of service and a participant may retire as early as age 55. At termination or retirement, the participant may receive his pension equity lump sum balance as a one-time lump sum payment or as an actuarial equivalent monthly annuity. Actuarial equivalent annuities are determined using the 30-year Treasury rate and an IRS mortality table. None of the NEOs are covered by any non-qualified pension program.
Non-Qualified Deferred Compensation
Fiscal Year Ended December 31, 2008

	Aggregate Earnings in	Aggregate Balance at
Name	Last FY ($)	Last FYE ($)
David Crane	(763,221)	889,853
Robert Flexon	(227,313)	265,029
Kevin T. Howell	—	—
J. Andrew Murphy	—	—
Clint C. Freeland	—	—
     Non-qualified deferred compensation reported in the above table was awarded in 2005 in the form of DSUs. No additional deferred compensation awards have been made since 2005. The DSUs reflected above are fully vested and, in general, will be paid in the form of stock six months following the NEO’s termination of employment. While no further non-qualified deferred compensation awards are anticipated, the Committee may choose to revisit this approach in the future.
Severance and Change in Control
     Mr. Crane, pursuant to his employment agreement, and the other NEOs, pursuant to the Company’s Executive and Key Management Change in Control and General Severance Plan, or CIC Plan, are entitled to certain severance payments and benefits in the event of termination of employment under certain circumstances.
     In the event Mr. Crane’s employment with the Company is terminated by the Company “without cause,” by Mr. Crane for “good reason” (including a reduction on his base salary) or if the Company notifies Mr. Crane it has elected not to renew his employment agreement after the initial term or any subsequent one-year term, Mr. Crane will be entitled to two times his base salary (without regard for any reduction on base salary); 50 percent of the bonus he would have received upon actual satisfaction of the underlying performance conditions, prorated for the number of days he was employed with the Company in the year of termination; immediate vesting of all restricted stock and stock options; reimbursement for COBRA benefits continuation cost for 18 months; and earned but unpaid base salary, bonuses, deferred compensation, vacation pay, and retirement benefits.
     In the event Mr. Crane’s employment with the Company is terminated by the Company “without cause” or by Mr. Crane for “good reason” (including a reduction on his base salary) or if the Company notifies Mr. Crane it has elected not to renew his employment agreement after the initial term or any subsequent one-year term, within 24 months following a change-in-control, in lieu of the above severance benefits, Mr. Crane will be entitled to 2.99 times the sum of his base salary (without regard for any reduction in base salary) plus his annual target bonus for the year of termination. Mr. Crane will also be entitled to a payment equal to the bonus he would have received upon actual satisfaction of the underlying performance conditions, prorated for the number of days he was employed with the Company in the year of termination; immediate vesting of all restricted stock and stock options; reimbursement for COBRA benefits continuation cost for 18 months; and earned but unpaid base salary, bonuses, deferred compensation, vacation pay, and retirement benefits.
     In the event Mr. Crane’s employment with the Company is terminated due to his death or disability, Mr. Crane (or his estate) will be entitled to 50 percent of the target annual bonus, prorated for the number of days he was employed with the Company in the year of termination; and earned but unpaid base salary, bonuses, deferred compensation, vacation pay and retirement benefits.
     In the event that the payments under Mr. Crane’s employment agreement subject him to an excise tax under Section 4999 of the Code, he will be entitled to a “gross-up payment” so that the net amount received by Mr. Crane after imposition of the excise tax equals the amount he would have received under the employment agreement absent the imposition of the excise tax. In addition, under the employment agreement, the Company has agreed to indemnify Mr. Crane against any claims arising as a result of his position with the Company to the maximum extent permitted by law.
     Under each of the Crane employment agreement and the CIC Plan, the applicable executive agrees not to divulge confidential information or, during and for a period of one year after the termination of the employment agreement, compete with, or solicit the customers or employees of the Company.

     Under the CIC Plan, the NEOs other than Mr. Crane are entitled to a general severance benefit equal to 1.5 times base salary in the event of involuntary termination without cause payable in a lump sum amount and reimbursement for COBRA benefits continuation cost for a period of 18 months.
     The CIC Plan also provides a change-in-control benefit in the event that within twenty-four months following a change-in-control, NEO employment is either involuntarily terminated by the Company without cause or voluntarily terminated by the executive for good reason. This change-in-control benefit is equal to the executive’s base salary plus annual target incentive times 2.99 payable in a lump sum amount, an amount equal to the NEO’s target bonus for the year of termination, prorated fro the number of days during the performance period the NEO was employed by the Company and reimbursement for COBRA benefits continuation cost for a period of 18 months.
     In the event of a change-in-control, all equity granted to the NEOs will become fully vested, consistent with market-competitive practices.
     In general, under Mr. Crane’s employment agreement and the CIC Plan, a “change-in-control” occurs in the event (1) any person or entity becoming the direct or indirect beneficial owner of 50% or more of the Company’s voting stock, (2) directors serving on the Board as of a specified date cease to constitute at least a majority of the Board unless such directors are approved by a vote of at least two-thirds (2/3) of the incumbent directors, provided that a person whose assumption of office is in connection with an actual or threatened election contest or actual or threatened solicitation of proxies including by reason of agreement intended to avoid or settle such contest shall not be considered to be an incumbent director, (3) any reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or other transaction is consummated and the previous stockholders of the Company fail to own at least 50% of the combined voting power of the resulting entity or (4) the stockholders approve a plan or proposal to liquidate or dissolve the Company. An involuntary termination without “cause” means the NEO’s termination by the Company for any reason other than the NEO’s conviction of, or agreement to a plea of nolo contendere to, a felony or other crime involving moral turpitude, willful failure to perform his duties or willful gross neglect or willful gross misconduct. A voluntary termination for “good reason” means the resignation of the NEO in the event of a material reduction in his compensation or benefits, a material diminution in his title, authority, duties or responsibilities or the failure of a successor to the Company to assume the CIC Plan or in the case of Mr. Crane, his employment agreement. In the case of Mr. Crane only, “good reason” also includes any failure by the Company to comply with his employment agreement, his removal from the Board, the failure to elect him to the Board during any regular election as well as a change in reporting structure of the Company requiring Mr. Crane to report to anyone other than the Board. The amount of compensation payable to each NEO in each circumstance is shown in the table below, assuming that termination of employment occurred as of December 31, 2008, and including payments that would have been earned as of such date. The amounts shown below do not include benefits payable under the NRG Pension Plan, the NRG 401(k) plan or DSUs.

			Involuntary Not for
	Involuntary	Voluntary	Cause or Voluntary
	Termination Not	Termination for	for Good Reason following
Named Executive Officer	for Cause ($)	Good Reason ($)	a Change-in-Control ($)	Death ($)	Disability ($)
David Crane	8,693,999	8,693,999	14,033,852	6,060,546	6,060,546
Robert Flexon	1,011,600	1,011,600	8,595,631	2,837,617	2,837,617
Kevin T. Howell	741,600	741,600	5,823,485	3,064,447	3,064,447
J. Andrew Murphy	651,600	651,600	4,775,025	1,285,730	1,285,730
Clint C. Freeland	546,600	546,600	2,655,143	677,018	677,018

Director Compensation
Fiscal Year Ended December 31, 2008

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($)*		Total ($)
Kirbyjon H. Caldwell(1)	—	—		—
John F. Chlebowski	90,000	90,001	(2)	180,001
Lawrence S. Coben	100,000	100,024	(3)	200,024
Howard E. Cosgrove	162,500	162,534	(4)	325,034
Stephen L. Cropper	90,000	90,001	(5)	180,001
William E. Hantke	107,500	107,510	(6)	215,010
Paul W. Hobby	100,000	100,024		200,024
Gerald Luterman(7)	—	—		—
Kathleen McGinty	56,250	90,008		146,258
Anne C. Schaumburg	100,000	100,024	(8)	200,024
Herbert H. Tate	100,000	100,024	(9)	200,024
Thomas H. Weidemeyer	100,000	100,024	(10)	200,024
Walter R. Young	90,000	90,001		180,001

*	Reflects the grant date fair value of DSUs awarded in 2008 determined in accordance with FAS 123R, the full amount of which is recorded as a compensation expense in the income statement for fiscal year 2008.

(1)	Pastor Caldwell joined the Board in March 2009. He did not earn any fees or stock awards for the fiscal year ended December 31, 2008.

(2)	Mr. Chlebowski also is vested in 27,934 DSUs payable upon his termination of service as a Board member.

(3)	Mr. Coben also is vested in 30,528 DSUs payable upon his termination of service as a Board member.

(4)	Mr. Cosgrove also is vested in 54,934 DSUs, 40,040 of which are payable upon his termination of service as a Board member; 11,686 of which are payable in the year following his termination of service as a Board member and 3,208 of which are payable in the second year following his termination of service as a Board member.

(5)	Mr. Cropper also is vested in 20,216 DSUs payable upon his termination of service as a Board member.

(6)	Mr. Hantke also is vested in 4,785 DSUs payable in accordance with the following schedule: (i) 1,014 on March 1, 2009; (ii) 746 on June 1, 2009; (iii) 422 on June 1, 2009; (iv) 1,012 on March 1, 2010; (v) 746 on June 1, 2010; (vi) 422 on June 1, 2010; and (vii) 423 on June 1, 2011.

(7)	Mr. Luterman joined the Board in April 2009. He did not earn any fees or stock awards for the fiscal year ended December 31, 2008.

(8)	Ms. Schaumburg is also vested in 12,307 DSUs payable upon her termination of service as a Board member.

(9)	Mr. Tate also is vested in 5,133 DSUs, 3,182 of which are payable upon his termination of service as a Board member and 1,951 DSUs that will be payable in accordance with the following schedule: (i) 1,050 on January 1, 2009; and (ii) 901 on March 1, 2009.

(10)	Mr. Weidemeyer also is vested in 20,043 DSUs payable upon his termination of service as a Board member.
     Non-employee directors other than the Chairman, receive total annual compensation of $180,000 for their service as a Board member. Mr. Cosgrove, as Chairman, receives $325,000 in total annual compensation. Additional annual compensation is provided to the Chairs of Board Committees. As Chair of the Audit Committee, Mr. Hantke receives an additional $35,000 per year. The Chairs of Board Committees other than ad hoc committees and the Audit Committee, i.e., Mr. Weidemeyer (Compensation Committee), Mr. Coben (Governance and Nominating Committee), Mr. Hobby (Commercial Operations and Oversight Committee), Mr. Tate

(Nuclear Oversight Subcommittee) and Ms. Schaumburg (Finance Committee), receive an additional $20,000 per year. Mr. Crane, as an employee director, does not receive additional separate compensation for his Board service.
     Unless otherwise elected by the director, directors receive 50 percent of their total annual compensation in the form of cash and the remaining 50 percent in the form of vested DSUs. Each DSU is equivalent in value to one share of NRG’s Common Stock and represents the right to receive one such share of Common Stock payable at the earlier of a change in control or the time elected by the director, or in the event the director does not make an election with respect to payment, when the director ceases to be a member of the Board. Similar to the competitive assessment performed by Mercer Consulting on behalf of the NEO population, Mercer Consulting performed a review of Director compensation. Results of the review were shared with the Committee who made a recommendation to the full Board for final approval. Competitive pay levels are necessary in order for NRG to secure the desired Board-level talent necessary to provide short- and long-term strategic direction to the Company.
     Directors are required to retain all stock received as compensation for the duration of their service on the Board, although they may sell shares as necessary to cover tax liability associated with the conversion of DSUs to Common Stock. Exceptions to these requirements may be made by the Board under special circumstances.
Compensation Committee Interlocks and Insider Participation
     No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Voting Stock Ownership of Directors, Named Executive Officers and Certain Beneficial Owners
     The following table sets forth information concerning beneficial ownership of the Company’s Common Stock as of April 24, 2009, for: (a) each director and the nominees for director; (b) named executive officers set forth in the Summary Compensation Table; and (c) the directors and executive officers as a group. For each person known to the Company to own more than 5 percent of the Company’s Common Stock, the information provided is as of the date of their most recent filing with the SEC. None of the directors, nominees for director or named executive officers own any of the Company’s preferred stock, and the Company is not aware of any person who owns more than five percent of the Company’s preferred stock. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares set forth in the following table.
     Except as noted below, the address of the beneficial owners is NRG Energy, Inc., 211 Carnegie Center, Princeton, New Jersey 08540.

	Percent of
Name of Beneficial Owner	Class**	Common Stock(1)
David Crane	*	1,796,820	(2)
Robert C. Flexon	*	333,440	(3)
Kevin T. Howell	*	240,452	(4)
J. Andrew Murphy	*	66,326	(5)
Clint Freeland		23,298	(6)
Howard E. Cosgrove	*	60,040	(7)
Kirbyjon H. Caldwell	*	5,003	(8)
John F. Chlebowski	*	30,098	(8)
Lawrence S. Coben	*	35,385	(9)
Stephen L. Cropper	*	29,380	(10)
William E. Hantke	*	5,601	(11)
Paul W. Hobby	*	12,211
Gerald Luterman	*	5,200	(8)
Kathleen McGinty	*	4,604	(8)
Anne C. Schaumburg	*	14,712	(8)
Herbert H. Tate	*	20,856	(12)
Thomas H. Weidemeyer	*	24,448	(13)
Walter R. Young	*	45,195
All Directors and Executive Officers (26 people)	1.1%	3,051,922	(14)
FMR LLC	9.9%	23,316,571	(15)
82 Devonshire Street Boston, Massachusetts 02109
Janus Capital Management LLC	9.1%	21,126,269	(16)
151 Detroit Street Denver, Colorado 80206
Massachusetts Financial Services Company	5.8%	13,605,732	(17)
500 Boylston Street Boston, Massachusetts 02116
Prudential Financial, Inc.	5.2%	12,042,871	(18)
751 Broad Street Newark, New Jersey 07102-3777
Solus Alternative Asset Management LP	6.0%	14,025,000	(19)
430 Park Avenue, 9th Floor New York, New York 10022
T. Rowe Price Associates, Inc.	9.1%	21,512,091	(20)
100 E. Pratt Street Baltimore, Maryland 21202

*	Less than one percent of outstanding Common Stock.

**	Percentage ownership of 5%+ stockholders is provided as of December 31, 2008.

(1)	The number of shares beneficially owned by each person or entity is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each person or entity is considered the beneficial owner of any: (a) shares to which such person or entity has sole or shared voting power or investment power and (b) shares that such person or entity has the right to acquire within 60 days through the exercise of stock options or similar rights. Unless otherwise indicated, each person or entity has sole investment and voting power (or such person shares such powers with his or her spouse) with respect to the shares set forth in the table above.

(2)	Includes 1,562,416 shares that may be acquired at or within 60 days of April 24, 2009, pursuant to the exercise of options. Mr. Crane also owns 38,142 deferred stock units (“DSUs”). Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock. Mr. Crane will receive one such share of Common Stock for each deferred stock unit he owns six months from the date of his termination of employment with NRG.

(3)	Includes 243,930 shares that may be acquired at or within 60 days of April 24, 2009, pursuant to the exercise of options. Mr. Flexon also owns 11,360 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock. Mr. Flexon will receive one such share of Common Stock for each deferred stock unit he owns six months from the date of his termination of employment with NRG.

(4)	Includes 56,730 shares that may be acquired at or within 60 days of April 24, 2009, pursuant to the exercise of options.

(5)	Includes 64,797 shares that may be acquired at or within 60 days of April 24, 2009, pursuant to the exercise of options.

(6)	Includes 18,298 shares that may be acquired at or within 60 days of April 24, 2009, pursuant to the exercise of options.

(7)	Includes 20,000 shares held by Mr. Cosgrove’s spouse and 40,040 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Cosgrove ceases to be a member of the Board. Mr. Cosgrove also owns 12,959 DSUs that will be exchanged for shares of NRG’s Common Stock on a one-to-one basis on the following schedule: (i) 5,843 twelve months from the date of termination and (ii) 7,116 twenty-four months from the date of termination.

(8)	Represents DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event the director ceases to be a member of the Board.

(9)	Includes 32,933 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Coben ceases to be a member of the Board.

(10)	Includes 22,380 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Cropper ceases to be a member of the Board.

(11)	Mr. Hantke also owns 4,120 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock. The 4,120 DSUs issued to him will be exchanged for such Common Stock on a one-to-one basis on the following schedule: (i) 1,014 on March 1, 2010; (ii) 1,168 on June 1, 2010; and (iii) 423 on June 1, 2011, (iv) 646 0n June 2, 2010, (v) 646 on June 2, 2011, and (vi) 646 on June 2, 2012.

(12)	Includes 10,794 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Tate ceases to be a member of the Board.

(13)	Includes 22,448 DSUs payable in the event Mr. Weidemeyer ceases to be a member of the Board.

(14)	Consists of the total holdings of directors, named executive officers, and all other executive officers as a group. Includes shares that may be acquired at or within 60 days of April 24, 2009, pursuant to the exercise of options, the vesting of restricted stock units (“RSUs”), or the exchange of DSUs. Each RSU and DSU is equivalent in value to one share of NRG’s Common Stock.

(15)	Based on information set forth in the Schedule 13G/A filed jointly on February 17, 2009 by FMR LLC and Edward C. Johnson 3d. Fidelity Management & Research Company (“Fidelity”) is a wholly-owned subsidiary of FMR LLC and as a result of acting as an investment adviser is the beneficial owner of 20,816,307 shares. FMR LLC and Edward C. Johnson 3d each have sole power to dispose of the shares owned by Fidelity. FMR LLC has the sole power to vote 2,794,339 shares, and sole dispositive power over 23,306,571 shares. Edward C. Johnson 3d has sole dispositive power over 23,306,571 shares.

(16)	Based on information set forth in the Schedule 13G/A filed on February 17, 2009 by Janus Capital Management LLC (“Janus”). Janus has a direct ownership stake in INTECH Investment Management and Perkins Investment Management LLC. Due to the ownership structure, Janus may be deemed to have sole dispositive and voting power over 20,646,383 shares and shared voting and dispositive power over 479,886 shares.

(17)	Based upon information set forth in the Schedule 13G/A filed on February 2, 2009 by Massachusetts Financial Services Company (“MFS”), which includes shares beneficially owned by other non-reporting entities as well as MFS.

(18)	Based upon information set forth in the Schedule 13G/A filed on February 6, 2009 by Prudential Financial, Inc. (“Prudential”). Prudential has sole dispositive and voting power over 1,061,800 shares, and shared dispositive and voting power over 10,564,971 shares which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Prudential indirectly owns 100% of equity interests of Jennison Associates LLC. As a result, Prudential may be deemed to have shared dispositive power over the 11,982,798 shares reported on Jennison’s Schedule 13G filed on February 17, 2009. Jennison does not file jointly with Prudential, as such, shares included in Jennison’s 13G may also be included in the shares reported on the 13G/A filed by Prudential.

(19)	Based upon information set forth in the Schedule 13D filed jointly on February 3, 2009 by Solus Alternative Asset Management LP (“Solus”), Solus GP LLC and Christopher Pucillo (collectively, the “Reporting Persons”). Solus is the investment manager to Sola Ltd (“Sola”) and Solus Core Opportunities Master Market Fund Ltd (“Core”), each of which directly owns shares; Solus GP LLC is the general partner of Solus; and Christopher Pucillo is the managing member of Solus GP LLC. As a result, each of the Reporting Persons may be deemed to have shared voting and dispositive power of the shares held by Core and Sola.

(20)	Based upon information set forth in the Schedule 13G filed on February 12, 2009 by T. Rowe Price Associates, Inc (“T. Rowe”). T. Rowe has the sole power to vote 6,701,555 shares and sole dispositive power over 21,435,291 shares.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities Remaining
	Number of Securities to be Issued		Available for Future Issuance Under
	Upon Exercise of	Weighted-Average Exercise Price	Compensation Plans (Excluding
	Outstanding Options,	of Outstanding Options,	Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights	Warrants and Rights
Equity compensation plans approved by security holders	6,650,080	$25.84	6,798,074	(a)
Equity compensation plans not approved by security holders	—	N/A	—

Total	6,650,080	$25.84	6,798,074

(a)	Consists of securities remaining for future issuance under the Plan and NRG’s Employee Stock Purchase Plan, or ESPP. There were 6,798,074 and 7,941,758 shares of common stock remaining available for grants of awards under the Plan as of December 31, 2008 and 2007, respectively. The ESPP was approved by NRG’s stockholders on May 14, 2008. There are 500,000 shares reserved from NRG’s treasury shares for the ESPP. There were 500,000 shares remaining under the ESPP as of December 31, 2008. In January 2009, 41,706 shares were issued to employees accounts from the treasury stock reserve for the ESPP.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
     The Board has adopted written policies and procedures to address potential or actual conflicts of interest and the appearance that decisions are based on considerations other than the best interests of NRG that may arise in connection with transactions with certain persons or entities (the “Policy”). The Policy operates in conjunction with NRG’s Code of Conduct and is applicable to all transactions, arrangements or relationships in which: (a) the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year; (b) the Company is a participant; and (c) any Related Person (as that term is defined in Item 404 under Regulation S-K of the Securities Act of 1933, as amended) has or will have a direct or indirect interest (a “Related Person Transaction”).
     A Related Person Transaction is subject to review and approval or ratification by the Governance and Nominating Committee. If the aggregate amount involved is expected to be less than $500,000, the transaction may be approved or ratified by the Chair of the Committee. As part of its review of each Related Person Transaction, the Governance and Nominating Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than the terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. This Policy also provides that certain transactions, based on their nature and/or monetary amount, are deemed to be pre-approved or ratified by the Committee and do not require separate approval or ratification.
     Transactions involving ongoing relationships with a Related Person will be reviewed and assessed at least annually by the Committee to ensure that such Related Person Transactions remain appropriate and in compliance with the Committee’s guidelines. The Committee’s activities with respect to the review and approval or ratification of all Related Person Transactions are reported periodically to the Board of Directors.
     There were no Related Person Transactions for the year ended December 31, 2008.
Director Independence
     The Board is made up of a majority of independent directors. An “independent” director is a director who meets the criteria for independence as required by the applicable law and the NYSE listing standards and is affirmatively determined to be “independent” by the Board. The Board has determined that each of the current directors is independent under the listing standards of the NYSE, with the exception of David Crane, President and Chief Executive Officer, and Paul Hobby, whose sister-in-law is a current partner at KPMG LLP, the Company’s independent registered public accounting firm. William Hantke served as director of Process Energy Solutions until March 31, 2008, which was one of many advisors to the Company on development projects; and Thomas Weidemeyer serves as a director of Waste Management, Inc., a service provider to the Company in the ordinary course of business. The Board has evaluated the business relationships between the Company and each of these companies and has concluded that each business relationship is immaterial and does not interfere with Mr. Hantke’s or Mr. Weidemeyer’s exercise of independent judgment on the Board or, in the case of Mr. Hantke, on the Audit Committee. Each of the Audit, Compensation, and Governance and Nominating Committees is made up solely of independent directors. In accordance with the Company’s Corporate Governance Guidelines (available on the Company’s website) and NYSE listing standards, all members of the Audit Committee meet additional independence standards applicable to audit committee members.
Item 14 — Principal Accountant Fees and Services
Audit and Nonaudit Fees
     The following table presents fees for professional services rendered by KPMG LLP, our principal independent registered public accounting firm, for the years ended December 31, 2008 and December 31, 2007.

	Year Ended
	December 31
	2008	2007
	(In thousands)
Audit Fees	$6,961	$7,020
Audit Related Fees	234	108
Tax Fees	832	1,136
All Other Fees	—	—

Total	$8,027	$8,264

Audit Fees
     For 2008 and 2007 audit services, KPMG LLP billed us approximately $6,961,000 and $7,020,000, respectively, for the audit of our financial statements, which includes services performed related to the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements. All of the work was performed by full-time, permanent employees of KPMG LLP.
Audit-Related Fees
     Audit-related fees in 2008 and 2007 primarily consist of fees incurred for financing transactions. For 2008 and 2007, audit-related fees billed to us by KPMG LLP totaled approximately $234,000 and $108,000, respectively.
Tax Fees
     Tax fees relate to services provided for tax compliance, tax planning and advice on both domestic and international matters. For 2008 and 2007 tax services, KPMG LLP billed us approximately $832,000 and $1,136,000, respectively.
Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Registered Public Accounting Firm
     The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible nonaudit services provided by the independent registered public accounting firm.
     The Audit Committee will annually review and pre-approve services that are expected to be provided by the independent registered public accounting firm. The term of the pre-approval will be 12 months from the date of the pre-approval, unless the Audit Committee approves a shorter time period. The Audit Committee may periodically amend and/or supplement the pre-approved services based on subsequent determinations.
     Unless the Audit Committee has pre-approved Audit Services or a specified category of nonaudit services, any engagement to provide such services must be pre-approved by the Audit Committee if it is to be provided by the independent registered public accounting firm. The Audit Committee must also pre-approve any proposed services exceeding the pre-approved budgeted fee levels for a specified type of service.
     The Audit Committee has authorized its Chair to pre-approve services in amounts up to $500,000 per engagement. Engagements exceeding $500,000 must be approved by the full Audit Committee. Engagements pre-approved by the Chair are reported to the Audit Committee at its next scheduled meeting.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a)(3) Exhibits: See Exhibit Index for a list of exhibits filed or incorporated by reference as part of the Amendment No. 1 on Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG Energy, Inc.
(Registrant)

/s/ David W. Crane
David W. Crane,
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert C. Flexon
Robert C. Flexon,
Chief Financial Officer
(Principal Financial Officer)

/s/ James J. ingoldsby
James J. Ingoldsby,
Chief Accounting Officer
(Principal Accounting Officer)
Date: April 30, 2009

EXHIBIT INDEX

2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.(5)

2.2	First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.(5)

2.3	Acquisition Agreement, dated as of September 30, 2005, by and among NRG Energy, Inc., Texas Genco LLC and the Direct and Indirect Owners of Texas Genco LLC.(11)

3.1	Amended and Restated Certificate of Incorporation.(16)

3.2	Amended and Restated By-Laws.(35)

3.3	Certificate of Designation of 4.0% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 20, 2004.(7)

3.4	Certificate of Designations of 3.625% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 11, 2005.(17)

3.5	Certificate of Designations of 5.75% Mandatory Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 27, 2006.(19)

3.6	Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on August 14, 2006.(27)

3.7	Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on February 27, 2008.(36)

3.8	Second Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on August 8, 2008.(37)

3.9	Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance II LLC, as filed with the Secretary of State of Delaware on August 14, 2006.(27)

4.1	Supplemental Indenture dated as of December 30, 2005, among NRG Energy, Inc., the subsidiary guarantors named on Schedule A thereto and Law Debenture Trust Company of New York, as trustee.(13)

4.2	Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.(2)

4.3	Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.(2)

4.4	NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.(2)

4.5	Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.(3)

4.6	Registration Rights Agreement, dated December 21, 2004, by and among NRG Energy, Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.(6)

4.7	Specimen of Certificate representing common stock of NRG Energy, Inc.(26)

4.8	Indenture, dated February 2, 2006, among NRG Energy, Inc. and Law Debenture Trust Company of New York.(19)

4.9	First Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(20)

4.10	Second Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(20)

4.11	Form of 7.250% Senior Note due 2014.(20)

4.12	Form of 7.375% Senior Note due 2016.(20)

4.13	Third Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(22)

4.14	Fourth Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re:
NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(22)

4.15	Fifth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(23)

4.16	Sixth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(23)

4.17	Seventh Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(28)

4.18	Eighth Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(28)

4.19	Ninth Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(29)

4.20	Tenth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(33)

4.21	Eleventh Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(33)

4.22	Twelfth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(33)

4.23	Thirteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(34)

4.24	Fourteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(34)

4.25	Fifteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(34)

4.26	Form of 7.375% Senior Note due 2017.(29)

10.1	Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.(4)

10.2	Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.(4)

10.3*	Form of NRG Energy Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Officers and Key Management.(15)

10.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.(15)

10.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Non-Qualified Stock Option Agreement.(8)

10.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.(8)

10.7*	Form of NRG Energy, Inc. Long Term Incentive Plan Performance Unit Agreement.(15)

10.8*	Annual Incentive Plan for Designated Corporate Officers.(9)

10.9	Railroad Car Full Service Master Leasing Agreement, dated as of February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.(15)

10.10	Purchase Agreement (West Coast Power) dated as of December 27, 2005, by and among NRG Energy, Inc., NRG West Coast LLC (Buyer), DPC II Inc. (Seller) and Dynegy, Inc.(14)

10.11	Purchase Agreement (Rocky Road Power), dated as of December 27, 2005, by and among Termo Santander Holding, L.L.C.(Buyer), Dynegy, Inc., NRG Rocky Road LLC (Seller) and NRG Energy, Inc.(14)

10.12	Stock Purchase Agreement, dated as of August 10, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(17)

10.13	Agreement with respect to the Stock Purchase Agreement, dated December 19, 2008, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(39)

10.14	Investor Rights Agreement, dated as of February 2, 2006, by and among NRG Energy, Inc. and Certain Stockholders of NRG Energy, Inc. set forth therein.(21)

10.15†	Terms and Conditions of Sale, dated as of October 5, 2005, between Texas Genco II LP and Freight Car America, Inc., (including the Proposal Letter and Amendment thereto).(25)

10.16*	Amended and Restated Employment Agreement, dated December 4, 2008, between NRG Energy, Inc. and David Crane.(39)

10.17*	CFO Compensation Table.(38)

10.18	Limited Liability Company Agreement of NRG Common Stock Finance I LLC.(27)

10.19	Limited Liability Company Agreement of NRG Common Stock Finance II LLC.(27)

10.20	Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC.(27)

10.21	Amendment Agreement, dated February 27, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(36)

10.22	Amendment Agreement, dated August 8, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.23	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.24	Agreement with respect to Note Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.25	Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance II LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC, as agent.(27)

10.26	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.27	Agreement with respect to Note Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.28	Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.(27)

10.29	Preferred Interest Amendment Agreement, dated February 27, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(36)

10.30	Preferred Interest Amendment Agreement, dated August 8, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.31	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.32	Agreement with respect to Preferred Interest Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.33	Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance II LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.(27)

10.34	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.35	Agreement with respect to Preferred Interest Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(39)

10.36	Common Interest Purchase Agreement, dated August 4, 2006, between NRG Energy, Inc. and NRG Common Stock Finance I LLC.(27)

10.37	Common Interest Purchase Agreement, dated August 4, 2006, between NRG Energy, Inc. and NRG Common Stock Finance II LLC.(27)

10.38	Second Amended and Restated Credit Agreement, dated June 8, 2007, by and among NRG Energy, Inc., the lenders party thereto, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Citicorp North America Inc. and Credit Suisse.(32)

10.39*	Amended and Restated Long-Term Incentive Plan, dated December 8, 2006.(31)

10.40*	NRG Energy, Inc. Executive Change-in-Control and General Severance Agreement, dated December 9, 2008.(39)

10.41†	Amended and Restated Contribution Agreement (NRG), dated March 25, 2008, by and among Texas Genco Holdings, Inc., NRG South Texas LP and NRG Nuclear Development Company LLC and Certain Subsidiaries Thereof.(36)

10.42†	Contribution Agreement (Toshiba), dated February 29, 2008, by and between Toshiba Corporation and NRG Nuclear Development Company LLC.(36)

10.43†	Multi-Unit Agreement, dated February 29, 2008, by and among Toshiba Corporation, NRG Nuclear Development Company LLC and NRG Energy, Inc.(36)

10.44†	Amended and Restated Operating Agreement of Nuclear Innovation North America LLC, dated May 1, 2008. (36)

12.1	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges.(39)

12.2	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.(39)

21	Subsidiaries of NRG Energy. Inc.(39)

23.1	Consent of KPMG LLP.(39)

31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane.(1)

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert C. Flexon.(1)

31.3	Rule 13a-14(a)/15d-14(a) certification of James J. Ingoldsby.(1)

32	Section 1350 Certification.(39)

*	Exhibit relates to compensation arrangements.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 16, 2004.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 31, 2003.

(4)	Incorporated herein by reference to NRG Energy Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-33397.

(5)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 19, 2003.

(6)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 27, 2004.

(7)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 27, 2004.

(8)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(9)	Incorporated herein by reference to NRG Energy, Inc.’s 2004 proxy statement on Schedule 14A filed on July 12, 2004.

(10)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

(11)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 3, 2005.

(12)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

(13)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on January 4, 2006.

(14)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 28, 2005.

(15)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 30, 2005.

(16)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 24, 2005.

(17)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 11, 2005.

(18)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 3, 2005.

(19)	Incorporated herein by reference to NRG Energy, Inc.’s Form 8-A filed on January 27, 2006.

(20)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 6, 2006.

(21)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 8, 2006.

(22)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on March 16, 2006.

(23)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 3, 2006.

(24)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 4, 2006.

(25)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 7, 2006.

(26)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on August 4, 2006.

(27)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 10, 2006.

(28)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 14, 2006.

(29)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 27, 2006.

(30)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 26, 2007.

(31)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on May 2, 2007.

(32)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on June 13, 2007.

(33)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 20, 2007.

(34)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on September 4, 2007.

(35)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on February 28, 2008.

(36)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on May 1, 2008.

(37)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on October 30, 2008.

(38)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 9, 2008.

(39)	Incorporated herein by reference to NRG Energy, Inc.’s original report on Form 10-K filed on February 12, 2009.