Form 10-Q
period 2009-03-31
NRG ENERGY, INC.
filed 2009-04-30
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☑    No ☐
     As of April 28, 2009, there were 265,272,685 shares of common stock outstanding, par value $0.01 per share.

Index

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “projects”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause NRG’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Risks Related to NRG in Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, including the following:
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

•	NRG’s ability to implement its RepoweringNRG strategy of developing and building new power generation facilities, including new nuclear, wind and solar projects;

•	NRG’s ability to implement its econrg strategy of finding ways to meet the challenges of climate change, clean air and protecting natural resources while taking advantage of business opportunities;

•	NRG’s ability to achieve its strategy of regularly returning capital to shareholders;

•	NRG’s ability to successfully integrate and manage any acquired companies; and

•	The effects of Exelon’s tender offer and proxy contest on NRG’s ability to effectively manage its business.
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

GLOSSARY OF TERMS
     When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

APB	Accounting Principles Board
APB 18	APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”
Baseload capacity	Electric power generation capacity normally expected to serve loads on an around-the-clock basis throughout the calendar year
BTA	Best Technology Available
BTU	British Thermal Unit
CAA	Clean Air Act
CAGR	Compound annual growth rate
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Capital Allocation Plan	Share repurchase program
Capital Allocation Program	NRG’s plan of allocating capital between debt reduction, reinvestment in the business, and share repurchases through the Capital Allocation Plan
CDWR	California Department of Water Resources
CL&P	The Connecticut Light & Power Company
CO2	Carbon dioxide
CS	Credit Suisse Group
CSF I	NRG Common Stock Finance I LLC
CSF II	NRG Common Stock Finance II LLC
CSRA	Credit sleeve facility with Merrill Lynch in connection with acquisition of Reliant Retail, as hereinafter defined
DNREC	Delaware Department of Natural Resources and Environmental Control
DPUC	Department of Public Utility Control
EAF	Annual Equivalent Availability Factor, which measures the percentage of maximum generation available over time as the fraction of net maximum generation that could be provided over a defined period of time after all types of outages and deratings, including seasonal deratings, are taken into account
EFOR	Equivalent Forced Outage Rates — considers the equivalent impact that forced de-ratings have in addition to full forced outages
EITF	Emerging Issues Task Force
EITF 07-5	EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
EITF 08-5	EITF 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”
EITF 08-6	EITF 08-6, “Equity Method Investment Accounting Considerations”
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the Regional Reliability Coordinator of the various electricity systems within Texas
ESPP	Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
Expected Baseload Generation	The net baseload generation limited by economic factors (relationship between cost of generation and market price) and reliability factors (scheduled and unplanned outages)
FASB	Financial Accounting Standards Board — the designated organization for establishing standards for financial accounting and reporting
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 18	FIN No. 18, “Accounting for Income Taxes in Interim Periods”
FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
FPA	Federal Power Act
Fresh Start	Reporting requirements as defined by SOP 90-7
FSP	FASB Staff Position
FSP APB 14-1	FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”
FSP FAS 107-1 and APB 28-1	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
FSP FAS 132R-1	FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

GLOSSARY OF TERMS (continued)

FSP FAS 141R-1	FSP No. FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
FSP FAS 142-3	FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Asset”
FSP FAS 157-3	FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
FSP FAS 157-4	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
GHG	Greenhouse Gases
Gross Generation	The total amount of electric energy produced by generating units and measured at the generating terminal in kWh’s or MWh’s
Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWh’s generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh.
Hedge Reset	Net settlement of long-term power contracts and gas swaps by negotiating prices to current market completed in November 2006
IGCC	Integrated Gasification Combined Cycle
IRS	Internal Revenue Service
ISO	Independent System Operator, also referred to as Regional Transmission Organizations, or RTO
ISO-NE	ISO New England Inc.
ITISA	Itiquira Energetica S.A.
kV	Kilovolts
kW	Kilowatts
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offer Rate
LTIP	Long-Term Incentive Plan
MACT	Maximum Achievable Control Technology
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
MIBRAG	Mitteldeutsche Braunkohlengesellschaft mbH
Moody’s	Moody’s Investors Services, Inc. — a credit rating agency
MMBtu	Million British Thermal Units
MOU	Memorandum of Understanding
MRTU	Market Redesign and Technology Upgrade
MVA	Megavolt-ampere
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
Net Baseload Capacity	Nominal summer net megawatt capacity of power generation adjusted for ownership and parasitic load, and excluding capacity from mothballed units as of December 31, 2008
Net Capacity Factor	The net amount of electricity that a generating unit produces over a period of time divided by the net amount of electricity it could have produced if it had run at full power over that time period. The net amount of electricity produced is the total amount of electricity generated minus the amount of electricity used during generation.
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWh’s or MWh’s, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NINA	Nuclear Innovation North America LLC
NOx	Nitrogen oxide
NOL	Net Operating Loss
NOV	Notice of Violation
NPNS	Normal Purchase Normal Sale
NRC	United States Nuclear Regulatory Commission
NRG Retail	NRG Retail LLC
NSR	New Source Review
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income

GLOSSARY OF TERMS (continued)

Padoma	Padoma Wind Power LLC
Phase II 316(b) Rule	A section of the Clean Water Act regulating cooling water intake structures
PJM	PJM Interconnection, LLC
PJM market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia
PMI	NRG Power Marketing, LLC, a wholly-owned subsidiary of NRG which procures transportation and fuel for the Company’s generation facilities, sells the power from these facilities, and manages all commodity trading and hedging for NRG
Powder River Basin, or PRB, Coal	Coal produced in northeastern Wyoming and southeastern Montana, which has low sulfur content
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
Reliant Retail	Reliant Energy Inc.’s Texas electric retail business operations
Repowering	Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency
RepoweringNRG	NRG’s program designed to develop, finance, construct and operate new, highly efficient, environmentally responsible capacity over the next decade
Revolving Credit Facility	NRG’s $1 billion senior secured revolving credit facility which matures on February 2, 2011
RGGI	Regional Greenhouse Gas Initiative
ROIC	Return on Invested Capital
RPM	Reliability Pricing Model — term for capacity market in PJM market
RTO	Regional Transmission Organization, also referred to as an Independent System Operators, or ISO
S&P	Standard & Poor’s, a credit rating agency
Sarbanes-Oxley	Sarbanes — Oxley Act of 2002 (as amended)
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG’s senior secured facility, which is comprised of a Term Loan Facility and a $1.3 billion Synthetic Letter of Credit Facility which mature on February 1, 2013, and a $1 billion Revolving Credit Facility, which matures on February 2, 2011
Senior Notes	The Company’s $4.7 billion outstanding unsecured senior notes consisting of $1.2 billion of 7.25% senior notes due 2014, $2.4 billion of 7.375% senior notes due 2016 and $1.1 billion of 7.375% senior notes due 2017
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended
SFAS 141R	SFAS No. 141 (revised 2007), “Business Combinations”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 157	SFAS No. 157, “Fair Value Measurement”
SFAS 160	SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”
SFAS 161	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”
Sherbino	Sherbino I Wind Farm LLC
SO2	Sulfur dioxide
SOP	Statement of Position issued by the American Institute of Certified Public Accountants
SOP 90-7	Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% Interest
STPNOC	South Texas Project Nuclear Operating Company
Synthetic Letter of Credit Facility	NRG’s $1.3 billion senior secured synthetic letter of credit facility which matures on February 1, 2013
TANE	Toshiba American Nuclear Energy Corporation
TANE Facility	NINA’s $500 million credit facility from TANE which matures on February 24, 2012
TCEQ	Texas Commission on Environmental Quality

GLOSSARY OF TERMS (continued)

Term Loan Facility	A senior first priority secured term loan which matures on February 1, 2013, and is included as part of NRG’s Senior Credit Facility
Texas Genco	Texas Genco LLC, now referred to as the Company’s Texas Region
Tonnes	Metric tonnes, which are units of mass or weight in the metric system each equal to 2,205 lbs and are the global Measurement for GHG
Uprate	A sustainable increase in the electrical rating of a generating facility
US	United States of America
USEPA	United States Environmental Protection Agency
US GAAP	Accounting principles generally accepted in the United States
VAR	Value at Risk
WCP	WCP (Generation) Holdings, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except for per share amounts)	2009	2008

Operating Revenues
Total operating revenues	$1,658	$1,302

Operating Costs and Expenses
Cost of operations	766	804
Depreciation and amortization	169	161
General and administrative	95	75
Development costs	13	12

Total operating costs and expenses	1,043	1,052

Operating Income	615	250

Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	22	(4)
Other (loss)/income, net	(3)	9
Interest expense	(138)	(156)

Total other expense	(119)	(151)

Income From Continuing Operations Before Income Taxes	496	99
Income tax expense	298	54

Income From Continuing Operations	198	45
Income from discontinued operations, net of income taxes	—	4

Net Income attributable to NRG Energy, Inc.	198	49
Dividends for preferred shares	14	14

Income Available for NRG Energy, Inc. Common Stockholders	$184	$35

Earnings per share attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	237	236
Income from continuing operations per weighted average common share — basic	$0.78	$0.13
Income from discontinued operations per weighted average common share — basic	—	0.02

Net Income per Weighted Average Common Share — Basic	$0.78	$0.15

Weighted average number of common shares outstanding — diluted	275	245
Income from continuing operations per weighted average common share — diluted	$0.70	$0.12
Income from discontinued operations per weighted average common share — diluted	—	0.02

Net Income per Weighted Average Common Share — Diluted	$0.70	$0.14

Amounts attributable to NRG Energy, Inc.:
Income from continuing operations, net of income taxes	$198	$45
Income from discontinued operations, net of income taxes	—	4

Net Income	$198	$49

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
(In millions, except shares)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,188	$ 1,494
Funds deposited by counterparties	1,275	754
Restricted cash	17	16
Accounts receivable, less allowance for doubtful accounts of $3 and $3, respectively	399	464
Inventory	488	455
Derivative instruments valuation	3,862	4,600
Cash collateral paid in support of energy risk management activities	178	494
Prepayments and other current assets	258	215

Total current assets	7,665	8,492

Property, plant and equipment, net of accumulated depreciation of $2,524 and $2,343, respectively	11,544	11,545

Other Assets
Equity investments in affiliates	494	490
Capital leases and note receivable, less current portion	403	435
Goodwill	1,718	1,718
Intangible assets, net of accumulated amortization of $191 and $335, respectively	815	815
Nuclear decommissioning trust fund	286	303
Derivative instruments valuation	1,148	885
Other non-current assets	125	125

Total other assets	4,989	4,771

Total Assets	$24,198	$ 24,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$263	$ 464
Accounts payable	358	451
Derivative instruments valuation	3,000	3,981
Deferred income taxes	418	201
Cash collateral received in support of energy risk management activities	1,277	760
Accrued expenses and other current liabilities	269	724

Total current liabilities	5,585	6,581

Other Liabilities
Long-term debt and capital leases	7,685	7,697
Nuclear decommissioning reserve	288	284
Nuclear decommissioning trust liability	195	218
Deferred income taxes	1,303	1,190
Derivative instruments valuation	420	508
Out-of-market contracts	271	291
Other non-current liabilities	737	669

Total non-current liabilities	10,899	10,857

Total Liabilities	16,484	17,438

3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	247	247
Commitments and Contingencies
Stockholders’ Equity
Preferred stock (at liquidation value, net of issuance costs)	406	853
Common stock	3	3
Additional paid-in capital	4,510	4,350
Retained earnings	2,607	2,423
Less treasury stock, at cost — 17,200,777 and 29,242,483 shares, respectively	(532)	(823)
Accumulated other comprehensive income	466	310
Noncontrolling interest	7	7

Total Stockholders’ Equity	7,467	7,123

Total Liabilities and Stockholders’ Equity	$24,198	$ 24,808

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)
Three months ended March 31,	2009	2008

Cash Flows from Operating Activities
Net income	$198	$49
Adjustments to reconcile net income to net cash provided by operating activities
Distributions and equity in (earnings)/losses of unconsolidated affiliates	(22)	6
Depreciation and amortization	169	161
Amortization of nuclear fuel	10	15
Amortization of financing costs and debt discount/premiums	9	11
Amortization of intangibles and out-of-market contracts	(34)	(66)
Changes in deferred income taxes and liability for unrecognized tax benefits	299	49
Changes in nuclear decommissioning trust liability	6	9
Changes in derivatives	(304)	132
Changes in collateral deposits supporting energy risk management activities	312	(150)
Gain on sale of assets	(1)	—
Gain on sale of emission allowances	(7)	(14)
Amortization of unearned equity compensation	7	7
Changes in option premiums collected	(270)	15
Cash used by changes in other working capital	(233)	(164)

Net Cash Provided by Operating Activities	139	60

Cash Flows from Investing Activities
Capital expenditures	(233)	(164)
Increase in restricted cash, net	(1)	(10)
Decrease in notes receivable	3	9
Purchases of emission allowances	(35)	(1)
Proceeds from sale of emission allowances	8	31
Investments in nuclear decommissioning trust fund securities	(83)	(144)
Proceeds from sales of nuclear decommissioning trust fund securities	78	135
Proceeds from sale of assets	4	12

Net Cash Used by Investing Activities	(259)	(132)

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	(14)	(14)
Receipt from/(payment of) financing element of acquired derivatives	40	(1)
Payment for treasury stock	—	(55)
Proceeds from issuance of common stock, net of issuance costs	—	2
Payment of deferred debt issuance costs	(1)	(2)
Payments for short and long-term debt	(209)	(154)

Net Cash Used by Financing Activities	(184)	(224)

Change in cash from discontinued operations	—	(6)
Effect of exchange rate changes on cash and cash equivalents	(2)	4

Net Decrease in Cash and Cash Equivalents	(306)	(298)
Cash and Cash Equivalents at Beginning of Period	1,494	1,132

Cash and Cash Equivalents at End of Period	$1,188	$834

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accounting policies NRG follows are set forth in Note 2, Summary of Significant Accounting Policies, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.
     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. Certain prior-year amounts have been reclassified for comparative purposes.
Recent Developments – Reliant Retail Acquisition
     On March 2, 2009, NRG announced that, acting through its wholly owned subsidiary, NRG Retail LLC, or NRG Retail, it had entered into a membership interest purchase agreement to acquire Reliant Energy Inc.’s Texas electric retail business operations, or Reliant Retail, for a purchase price of $287.5 million cash, and the return of Reliant Retail’s net working capital as of the closing date. NRG will also guarantee certain obligations of NRG Retail in connection with the purchase.
     NRG has arranged with Merrill Lynch Commodities, Inc., or Merrill Lynch, the current credit provider of Reliant, to provide continuing credit support to the retail business subsequent to closing. The Company negotiated a transitional credit sleeve facility, or CSRA, with Merrill Lynch under which NRG will contribute $200 million of cash into the retail entity. In conjunction with the CSRA, NRG, Reliant Retail, Merrill Lynch and certain counterparties will enter into offsetting trades to move collateral with respect to NRG’s in-the-money positions in order to reduce Merrill Lynch’s actual and contingent collateral on Reliant Retail’s out-of-money positions. The CSRA will provide collateral support for the retail enterprise up to November 1, 2010, while a transition to NRG supplying the retail business’ power requirements occurs, with limited ongoing collateral requirements. NRG will also have two potential cash contribution obligations: (i) in October 2009 of $250 million if a threshold level to be determined at closing is exceeded, and (ii) in October 2010 for up to $400 million at the sleeve unwind. The monthly fees for this sleeve facility is 5.875% on an annualized basis of the predetermined exposure as defined in the CSRA.
     Each of the parties’ obligation to consummate the acquisition of Reliant Retail is subject to certain customary conditions and regulatory approvals, including: (i) the absence of any event or circumstance that would have a material adverse effect on the other party’s business, assets, properties, liabilities, condition (financial or otherwise) or results of operations, taken as a whole; and (ii) the receipt of required regulatory approvals, which have been obtained. On March 30, 2009, the Federal Trade Commission, together with the US Department of Justice, granted early termination of the pre-merger waiting period pursuant to the Hart Scott Rodino Antitrust Improvements Act. Subject to the remaining foregoing conditions, the transaction is expected to be consummated effective May 1, 2009.
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

Cash and Cash Equivalents
     Cash and cash equivalents at March 31, 2009 are predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
Other Cash Flow Information
     NRG’s non-cash investing activities for the three months ended March 31, 2009 included capital expenditures of $3 million for which the associated liability is reflected within accrued expenses.
Recent Accounting Developments
     The Company adopted SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R, on January 1, 2009. The provisions of SFAS 141R are applied prospectively to business combinations for which the acquisition date occurs after January 1, 2009. The statement requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. In addition, transaction costs are required to be expensed as incurred. The Company has applied the provisions of SFAS 141R to the Reliant Retail acquisition, and has expensed $12 million in transactions costs related to the acquisition during the three months ended March 31, 2009. As discussed further in Note 12, Income Taxes, any future reductions to existing net deferred tax assets or valuation allowances, and changes to uncertain tax benefits, as they relates to Fresh Start or previously completed acquisitions, occurring after January 1, 2009 will be recorded to income tax expense rather than additional paid-in capital or goodwill, respectively.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141R-1, which the Company adopted effective January 1, 2009. This FSP amends and clarifies SFAS 141R, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of FSP FAS 141R-1 are applied prospectively to assets or liabilities arising from contingencies in business combinations for which the acquisition date occurs after January 1, 2009. Accordingly, the Company will apply the provisions of FSP FAS 141R-1 to the Reliant Retail acquisition.
     The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, Consolidated Financial Statements, or SFAS 160, on January 1, 2009. This Statement amends ARB No. 51 to establish accounting and reporting standards for the minority interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This Statement is applied prospectively from the date of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively. Accordingly, the Company has conformed its financial statement presentation and disclosures to the requirements of SFAS 160.
     The Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, on January 1, 2009, applying it retrospectively to all periods presented. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon settlement, the entity shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component.

     During the third quarter 2006, NRG’s unrestricted wholly-owned subsidiaries CSF I and CSF II issued notes and preferred interests, or CSF Debt, which included an embedded derivative requiring NRG to pay to Credit Suisse Group, or CS, at maturity, either in cash or stock at NRG’s option, the excess of NRG’s then current stock price over a threshold price. The CSF Debt and its embedded derivative are accounted for under the guidance in FSP APB 14-1. The fair value of the embedded derivative at the date of issuance was determined to be $32 million and has been recorded as a debt discount to the CSF Debt, with a corresponding credit to Additional Paid-in Capital. This debt discount will be amortized over the terms of the underlying CSF Debt. The cumulative effect of the change in accounting principle for periods prior to December 31, 2008, was recorded as a $7 million decrease to Long-Term Debt, a $13 million decrease to Additional Paid-In Capital, and a $20 million increase to Retained Earnings on the Condensed Consolidated Balance Sheet as of December 31, 2008.
     The following table summarizes the effect of the adoption of FSP APB 14-1 on income and per-share amounts for all periods presented:

	Three Months Ended March 31,
(In millions, except per share amounts)	2009	2008

Increase/(decrease):
Interest Expense	$2	$3
Income From Continuing Operations	(2)	(3)
Net Income attributable to NRG Energy, Inc.	(2)	(3)
Basic Earnings Per Share	$—	$(0.01)
Diluted Earnings Per Share	$(0.01)	$(0.02)

     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 will not have a material impact on the Company’s results of operations, financial position, or cash flows.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by Opinion 28. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The enhanced disclosure requirements are relevant to NRG but will not have an impact on the Company’s results of operations, financial position, or cash flows.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with earlier application permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and FAS 124-2 will not have a material impact on the Company’s results of operations, financial position, or cash flows.

     The following accounting standards were adopted on January 1, 2009, with no impact on the Company’s results of operations, financial position, or cash flow:
•	FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets
•	FSP No. FAS 157-2, Effective Date of FASB Statement No. 157
•	SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities
•	FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets
•	EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock
•	EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement
•	EITF No. 08-6, Equity Method Investment Accounting Considerations
Note 2 — Comprehensive Income/(Loss)
     The following table summarizes the components of the Company’s comprehensive income/(loss), net of tax:

(In millions)	Three months ended March 31,
	2009	2008

Net income	$198	$49

Changes in derivative activity	173	(302)
Foreign currency translation adjustment	(18)	42
Unrealized gain on available-for-sale securities	1	2

Other comprehensive income/(loss), net of tax	156	(258)

Comprehensive income/(loss) attributable to NRG Energy, Inc.	$354	$(209)

     The following table summarizes the changes in the Company’s accumulated other comprehensive income, net of tax:

(In millions)

Accumulated other comprehensive income as of December 31, 2008	$310
Changes in derivative activity	173
Foreign currency translation adjustments	(18)
Unrealized gain on available-for-sale securities	1

Accumulated other comprehensive income as of March 31, 2009	$466

Note 3 — Investments Accounted for by the Equity Method
     MIBRAG — On February 25, 2009, NRG entered into an agreement to sell its 50% ownership interest in Mibrag B.V. to a consortium of Severočeské doly Chomutov, a member of the CEZ Group, and J&T Group. Mibrag B.V.’s principal holding is MIBRAG, which is jointly owned by NRG and URS Corporation. As part of the transaction, URS Corporation also has entered into an agreement to sell its 50% stake in MIBRAG.
     For its share, NRG expects to receive EUR 202 million, subject to certain adjustments including transaction costs. The transaction is subject to customary closing conditions, including European Commission regulatory approvals and the absence of material adverse changes. NRG expects to recognize a pre-tax gain of approximately $100 million to $120 million and to close on the sale during the second quarter 2009. Prior to completion of the sale, NRG continues to record its share of MIBRAG’s operations to “Equity in earnings of unconsolidated affiliates.”
     In connection with the transaction, NRG entered into a foreign currency forward contract on March 12, 2009 to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract has a fixed exchange rate of 1.277. The contract requires NRG to pay EUR 200 million in exchange for $255 million on June 30, 2009. For the three months ended March 31, 2009, NRG recorded an unrealized exchange loss of $9 million on the contract within “Other income/(expense), net.”
     NRG will provide certain indemnities in connection with its share of the transaction. See Note 17, Guarantees, to this Form 10-Q for further discussion.

Note 4 — Fair Value of Financial Instruments
     The following table presents assets and liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

(In millions)	Fair Value
As of March 31, 2009	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,188	$—	$—	$1,188
Funds deposited by counterparties	1,275	—	—	1,275
Restricted cash	17	—	—	17
Cash collateral paid in support of energy risk management activities	178	—	—	178
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	—	—	7	7
Marketable equity securities	2	—	—	2
Trust fund investments	157	104	27	288
Derivative assets	925	3,942	143	5,010

Total assets	$3,742	$4,046	$177	$7,965

Cash collateral received in support of energy risk management activities	$1,277	$—	$—	$1,277
Derivative liabilities	874	2,529	17	3,420

Total liabilities	$2,151	$2,529	$17	$4,697

     The following table reconciles, for the three months ended March 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs
	(Level 3)
(In millions)		Trust Fund
Three months ended March 31, 2009	Debt Securities	Investments	Derivatives	Total

Beginning balance as of January 1, 2009	$7	$31	$49	$87
Total gains/(losses) (realized and unrealized)
Included in earnings	—	—	19	19
Included in nuclear decommissioning obligations	—	(4)	—	(4)
Purchases/(sales), net	—	—	4	4
Transfer into Level 3	—	—	54	54

Ending balance as of March 31, 2009	$7	$27	$126	$160

The amount of the total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held as of March 31, 2009	$—	$—	$29	$29

     Realized and unrealized gains and losses included in earnings that are related to the debt securities are recorded in other income, while those related to energy derivatives are recorded in operating revenues and cost of operations.
     In determining the fair value of NRG’s Level 2 and 3 derivative contracts, NRG applies a credit reserve to reflect credit risk which is calculated based on credit default swaps. As of March 31, 2009, the credit reserve resulted in a $46 million decrease in fair value which is composed of a $23 million loss in OCI and a $23 million loss in revenue and cost of operations.
     This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.

Note 5 — Nuclear Decommissioning Trust Fund
     The following table summarizes the fair values of the securities held in the nuclear decommissioning trust fund for the decommissioning of South Texas Project, or STP:

(In millions)	March 31, 2009	December 31, 2008

Cash and cash equivalents	$5	$2
US government and federal agency obligations	28	21
Federal agency mortgage-backed securities	45	49
Commercial mortgage-backed securities	14	16
Corporate debt securities	35	37
Marketable equity securities	159	178

Total	$286	$303

Note 6 — Accounting for Derivative Instruments and Hedging Activities
     SFAS 133 requires NRG to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a Normal Purchase Normal Sale, or NPNS, exception. If certain conditions are met, NRG may be able to designate certain derivatives as cash flow hedges and defer the effective portion of the change in fair value of the derivatives to Other Comprehensive Income, or OCI, until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge is immediately recognized in earnings.
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
     As the Company engages principally in the trading and marketing of its generation assets, many of NRG’s commercial activities qualify for hedge accounting under the requirements of SFAS 133. In order to so qualify, the physical generation and sale of electricity should be highly probable at inception of the trade and throughout the period it is held, as is the case with the Company’s baseload plants. For this reason, many trades in support of NRG’s baseload units normally qualify for NPNS or cash flow hedge accounting treatment, and trades in support of NRG’s peaking units will generally not qualify for hedge accounting treatment, with any changes in fair value likely to be reflected on a mark-to-market basis in the statement of operations. All of NRG’s hedging and trading activities are in accordance with the Company’s risk management policy.
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
Interest Rate Swaps
     NRG is exposed to changes in interest rates through the Company’s issuance of variable and fixed rate debt. In order to manage the Company’s interest rate risk, NRG enters into interest-rate swap agreements. As of March 31, 2009, NRG had interest rate derivative instruments extending through June 2019, all of which had been designated as either cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
     The following table summarizes the net notional volume buy/(sell) of NRG’s derivative transactions broken out by commodity with the exception of those that qualified for the NPNS exception as of March 31, 2009. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in the money at its expiration date.

		Total Volume
Commodity	Units	(In millions)

Emissions	Short Ton	2
Coal	Short Ton	62
Natural Gas	MMBtu	(797)
Oil	Barrel	1
Power	MWH	(99)
Interest	Dollars	$2,419

Fair Value of Derivative Instruments
     The following table summarizes the fair value within the derivative instrument valuation on the balance sheet as of March 31, 2009:

	Fair Value
(In millions)	Derivatives Asset	Derivatives Liability

Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$ 6
Interest rate contracts long term	15	135
Commodity contracts current	414	3
Commodity contracts long term	473	20

Total Derivatives Designated as Cash Flow or Fair Value Hedges	902	164

Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Commodity contracts current	3,448	2,982
Commodity contracts long term	660	265
Foreign currency current	—	9

Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	4,108	3,256

Total Derivatives	$ 5,010	$ 3,420

Impact of Derivative Instruments on the Statement of Financial Performance
     The following table summarizes the amount of gain/(loss) resulting from fair value hedges reflected in interest income/(expense) for interest rate contracts:

(In millions)	Amount of gain/(loss)
Three months ended March 31, 2009	recognized

Derivative	$(1)
Senior Notes (hedged item)	$1

     The following table summarizes the location and amount of gain/(loss) resulting from cash flow hedges:

	Amount of	Location of	Amount of	Location of	Amount of
	gain/(loss)	gain/(loss)	gain/(loss)	gain/(loss)	gain/(loss)
	recognized in OCI	reclassified from	reclassified from	recognized in	recognized in
(In millions)	(effective portion)	Accumulated	Accumulated	income	income
Three months ended March 31, 2009	after tax	OCI into Income	OCI into Income	(ineffective portion)	(ineffective portion)

Interest rate contracts	$12	Interest expense	$(1)	Interest expense	$—
Commodity contracts	161	Operating revenue	112	Operating revenue	4

Total	$173		$111		$4

     The following table summarizes the amount of gain/(loss) recognized in income for derivatives not designated as cash flow or fair value hedges on commodity contracts:

Amount of
gain/(loss)
recognized in
income or cost of
(In millions)	operations for
Three months ended March 31, 2009	derivatives

Location of gain/(loss) recognized in income for derivatives:
Operating revenue	$323
Cost of operations	$(52)

     Credit Risk Related Contingent Features
     Certain of the Company’s hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed ‘adequate assurance’ under the agreements. While deterioration in credit quality is not defined, it could generally be interpreted to mean at least a three notch downgrade from existing credit ratings. Other agreements contain provisions that require the Company to post additional collateral if there was a one notch downgrade in the Company’s credit rating. The aggregate fair value of all derivative instruments that have adequate assurance clauses that are in a net liability position as of March 31, 2009 was $21 million. The aggregate fair value of all derivative instruments with credit rating contingent features that are in a net liability position as of March 31, 2009 was $37 million. In addition, there are certain marginable agreements where NRG has a net liability position but the counterparty has not called for the collateral due, which is approximately $95 million.
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

     Under the current economic downturn in the US and overseas, the Company has heightened its management and mitigation of counterparty credit risk by using credit limits, netting agreements, collateral thresholds, volumetric limits and other mitigation measures, where available. NRG avoids concentration of counterparties whenever possible and applies credit policies that include an evaluation of counterparties’ financial condition, collateral requirements and the use of standard agreements that allow for netting and other security.
     As of March 31, 2009, total credit exposure to substantially all counterparties was $2.6 billion and NRG held collateral (cash and letters of credit) against those positions of $1.3 billion resulting in a net exposure of $1.3 billion. Total credit exposure is discounted at a risk free rate.
     The following table highlights the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure(a)
as of March 31, 2009
Category	(% of Total)

Coal suppliers	2%
Financial institutions	63
Utilities, energy, merchants, marketers and other	32
ISOs	3

Total	100%

Net Exposure(a)
as of March 31, 2009
Category	(% of Total)

Investment grade	95%
Non-investment grade	1
Non-rated	4

Total	100%

(a)	Credit exposure excludes California tolling, uranium, coal transportation/railcar leases, New England Reliability-Must-Run, cooperative load contracts and Texas Westmoreland coal contracts.
     NRG has credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $444 million. No single counterparty represents more than 19% of total net credit exposure. Approximately 85% of NRG’s positions relating to credit risk roll-off by the end of 2011. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results from nonperformance by a counterparty.
Accumulated Other Comprehensive Income
     The following table summarizes the effects of SFAS 133 on NRG’s accumulated OCI balance attributable to hedged derivatives, net of tax:

(In millions)	Energy	Interest
Three months ended March 31, 2009	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2008	$406	$(91)	$315
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(112)	1	(111)
— Due to discontinuance of cash flow hedge accounting	(133)	—	(133)
Mark-to-market of cash flow hedge accounting contracts	406	11	417

Accumulated OCI balance at March 31, 2009	$567	$(79)	$488

Gains/(losses) expected to be realized from OCI during the next 12 months, net of $180 tax	$287	$(4)	$283

(In millions)	Energy	Interest
Three months ended March 31, 2008	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2007	$(234)	$(31)	$(265)
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(15)	—	(15)
Mark-to-market of cash flow hedge accounting contracts	(244)	(43)	(287)

Accumulated OCI balance at March 31, 2008	$(493)	$(74)	$(567)

Losses expected to be realized from OCI during the next 12 months, net of $69 tax	$(104)	$(2)	$(106)

     As of March 31, 2009, the net balance in OCI relating to SFAS 133 was an unrecognized gain of approximately $488 million, which is net of $305 million in income taxes. As of March 31, 2008, the net balance in OCI relating to SFAS 133 was unrecognized losses of approximately $567 million, which was net of $371 million in income taxes.
     As of July 31, 2008, the Company’s regression analysis for natural gas prices to ERCOT power prices while positively correlated did not meet the required threshold for cash flow hedge accounting for calendar years 2012 and 2013. As a result, the Company de-designated its 2012 and 2013 ERCOT cash flow hedges as of July 31, 2008 and prospectively mark these derivatives to market. The Company will continue to monitor the correlations in this market, and if the regression analysis meets the required thresholds in the future, the Company may elect to re-designate these transactions as cash flow hedges.
Statement of Operations
     In accordance with SFAS 133, unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedge derivatives and ineffectiveness of hedge derivatives are reflected in current period earnings.
     The following table summarizes the pre-tax effects of economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activity on NRG’s statement of operations. These amounts are included within operating revenues and cost of operations.

	Three Months Ended March 31,
(In millions)	2009	2008

Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(16)	$(10)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(69)	(5)
Net unrealized gains/(losses) on open positions related to economic hedges	349	(97)
Gains/(losses) on ineffectiveness associated with open positions treated as cash flow hedges	4	(45)
Net unrealized gains on open positions related to trading activity	7	16

Total unrealized gains/(losses)	$275	$(141)

	Three months ended March 31,
(In millions)	2009	2008

Revenue from operations — energy commodities	$327	$(141)
Cost of operations	(52)	—

Total impact to statement of operations	$275	$(141)

     For the three months ended March 31, 2009, the unrealized gain associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $275 million was comprised of $349 million of fair value increases in forward sales of electricity and fuel, $4 million of ineffectiveness, $85 million loss from the reversal of mark-to-market gains, which ultimately settled as financial revenues, and $7 million of gains associated with the Company’s trading activity. The $349 million gain from economic hedge positions includes $217 million recognized in earnings from previously deferred amounts in OCI as the Company discontinued cash flow hedge accounting for certain 2009 transactions in Texas and New York due to lower expected generation, and $132 million of increase in value of forward sales of electricity and fuel due to forward power and gas prices. The $4 million gain is primarily from hedge accounting ineffectiveness related to gas trades in Texas which was driven by decreasing forward gas prices while forward power prices decreased at a slower pace. The Company recognized a derivative loss of $29 million resulting from discontinued NPNS designated coal purchases due to expected lower coal consumption and accordingly could not assert taking physical delivery of coal purchase transaction under NPNS designation. This amount is included in the Company’s cost of operations.

     For the three months ended March 31, 2008, the unrealized loss associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $141 million was comprised of $97 million of fair value decreases in forward sales of electricity and fuel, a $45 million loss due to the ineffectiveness associated with financial forward contracted electric and gas sales, $15 million from the reversal of mark-to-market gains which ultimately settled as financial revenues of which $10 million was related to economic hedges and $5 million was related to trading activity. These decreases were partially offset by $16 million of gains associated with open positions related to trading activity.
     Discontinued Hedge Accounting — During the first quarter 2009, a relatively sharp decline in commodity prices resulted in falling power prices and expected lower power generation for the remainder of 2009. As such, NRG discontinued cash flow hedge accounting for certain 2009 contracts previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted sales by baseload plants in Texas and Northeast. As a result, $217 million of gain previously deferred in OCI was recognized in earnings for the three months ended March 31, 2009.
     Discontinued Normal Purchase and Sale for Coal Purchase – Due to the decline in commodity prices, the Company’s coal consumption is lower than forecasted, and the Company expects to build-up inventory due to anticipated lower baseload plant generation. The Company may need to net settle some of its coal purchases under NPNS designation and thus would no longer be able to assert physical delivery under these coal contracts. The forward positions previously treated as accrual accounting have been reclassified into mark-to-market accounting during the quarter and prospectively. The impact of discontinuance of coal NPNS designated transactions resulted in a derivative loss of $29 million and reflected in cost of operations for the three months ended March 31, 2009.
Note 7 — Long-Term Debt
     Senior Credit Facility
     In March 2009, NRG made a repayment of approximately $197 million to its first lien lenders under the Term Loan Facility. This payment resulted from the mandatory annual offer of a portion of NRG’s excess cash flow (as defined in the Senior Credit Facility) for the prior year.
     TANE Facility
     On February 24, 2009, Nuclear Innovation North America LLC, or NINA, executed an Engineering, Procurement and Construction, or EPC, agreement with Toshiba American Nuclear Energy Corporation, or TANE, which specifies the terms under which STP Units 3 and 4 will be constructed. Concurrent with the execution of the EPC agreement, NINA and TANE entered into a credit facility, or the TANE Facility, wherein TANE has committed up to $500 million to finance purchases of long-lead materials and equipment for the construction of STP 3 and 4. The TANE Facility matures on February 24, 2012, subject to two renewal periods, and provides for customary events of default, which include, among others: nonpayment of principal or interest; default under other indebtedness; the rendering of judgments; and certain events of bankruptcy or insolvency. Outstanding borrowings will accrue interest at LIBOR plus 3%, subject to a ratings grid, and are secured by substantially all of the assets of and membership interests in NINA and its subsidiaries. As of March 31, 2009, no amounts have been borrowed under the TANE Facility. NINA will be required to repay all outstanding amounts associated with its existing $20 million revolving credit facility before borrowing under the TANE Facility.
     Debt Related to Capital Allocation Program
     Share Lending Agreements — On February 20, 2009, CSF I and CSF II, wholly-owned unrestricted subsidiaries of the Company, entered into Share Lending Agreements with affiliates of Credit Suisse Group, or CS, relating to the shares of NRG common stock currently held by CSF I and II in connection with the CSF I and CSF II issued notes and preferred interests agreements, or CSF Debt, originally entered into on August 4, 2006, by and between CSF I and II and affiliates of CS. The Company entered into Share Lending Agreements due to the current lack of liquidity in the stock borrow market for NRG shares and in order to maintain the intended economic benefits of the CSF Debt agreements. As of March 31, 2009 CSF I and II have lent affiliates of CS 12,000,000 shares of the 21,970,903 shares of NRG common stock held by CSF I and II. The Share Lending Agreements permit affiliates of CS to borrow up to the total number of shares of NRG common stock held by CSF I and II.
     Shares borrowed by affiliates of CS under the Share Lending Agreement will be used to replace shares borrowed by affiliates of CS from third parties in connection with CS’ hedging activities related to the financing agreements.

     The shares are expected to be returned upon the termination of the financing agreements. Until the shares are returned, the shares will be treated as outstanding for corporate law purposes, and accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders. However, because the CS affiliates must return all borrowed shares (or identical shares), the borrowed shares are not considered outstanding for the purpose of computing and reporting the Company’s basic or diluted earnings per share.
     Adoption of FSP APB 14-1 — As discussed in Note 1, Basis of Presentation, the Company adopted FSP APB 14-1 on January 1, 2009. The following table summarizes certain information related to the CSF Debt in accordance with FSP APB 14-1:

	March 31,	December 31,
	2009	2008

Equity Component
Additional Paid-in Capital	$14	$14

Liability Component
Principal amount	$333	$333
Unamortized discount	(6)	(8)

Net carrying amount	$327	$325

     The unamortized discount will be amortized through the maturity of the CSF Debt. The CSF I debt has a maturity date of June 2010 and the CSF II debt has a maturity date October 2009. Interest expense for the CSF Debt, including the debt discount amortization for the three months ended March 31, 2009 and 2008 was $9 million and $10 million, respectively. The effective interest rate as of March 31, 2009 was 11.4% for the CSF I debt and 12.0% for the CSF II debt.
     Subsequent events
     Dunkirk Power LLC Tax-Exempt Bonds — On April 15, 2009, NRG executed a $59 million tax-exempt bond financing through its wholly owned subsidiary, Dunkirk Power LLC. The bonds were issued by the County of Chautauqua Industrial Development Agency and will be applied towards construction of emission control equipment on the Dunkirk Generating Station in Dunkirk, NY. The bonds initially bear weekly interest based on the Securities Industry and Financial Markets Association, or SIFMA, rate, have a maturity date of April 1, 2042, and are enhanced by a letter of credit under the Company’s Revolving Credit Facility covering amounts drawn on the facility. The initial proceeds were $31 million with the remaining balance being released over time as construction costs are paid.
     GenConn Energy LLC related financings — On April 27, 2009, a wholly owned subsidiary of NRG closed on an equity bridge loan facility, or EBL, in the amount of $121.5 million from a syndicate of banks. The purpose of the EBL is to fund the Company’s proportionate share of the project construction costs required to be contributed into GenConn Energy LLC, or GenConn, a 50% equity method investment of the Company. The EBL, which is fully collateralized with a letter of credit issued under the Company’s Synthetic Letter of Credit Facility, will bear interest at a rate of LIBOR plus 2% on drawn amounts. The EBL will mature on the earlier of the commercial operations date of the Middletown project or July 26, 2011. The EBL also features a mandatory prepayment of the portion of the loan utilized for the Devon project (approximately $56 million) becoming due on the earlier of Devon’s commercial operations date or January 27, 2011. The initial proceeds of the EBL were $61 million and the remaining amounts will be drawn as necessary to fund construction costs.
     At the same time, GenConn secured financing from the same syndicate of banks for 50% of its project construction costs through a 7-year term loan facility, as well as a 5 year revolving working capital loan and letter of credit facility, collectively the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, was $291 million, including $48 million for the revolving facility. No amounts were immediately drawn under the GenConn Facility.

Note 8 — Changes in Capital Structure
     The following table reflects the changes in NRG’s common stock issued and outstanding during the three months ended March 31, 2009:

	Authorized	Issued	Treasury	Outstanding

Balance as of December 31, 2008	500,000,000	263,599,200	(29,242,483)	234,356,717
Shares issued from LTIP	—	199,135	—	199,135
Shares issued under NRG Employee Stock Purchase Plan, or ESPP	—	—	41,706	41,706
Shares borrowed by affiliates of CS	—	—	12,000,000	12,000,000
4.00% Preferred Stock conversion	—	10,500	—	10,500
5.75% Preferred Stock conversion	—	18,601,201	—	18,601,201

Balance as of March 31, 2009	500,000,000	282,410,036	(17,200,777)	265,209,259

Employee Stock Purchase Plan
     As of March 31, 2009, there remained 458,294 shares of treasury stock reserved for issuance under the ESPP.
5.75% Preferred Stock
     Certain holders of the Company’s 5.75% convertible perpetual preferred stock, or 5.75% Preferred Stock, elected to convert their preferred shares into NRG common shares prior to the mandatory conversion date of March 16, 2009 at the minimum conversion rate of 8.2712. As of March 16, 2009, each remaining outstanding share of the 5.75% Preferred Stock automatically converted into shares of common stock at a rate of 10.2564, based upon the applicable market value of NRG’s common stock. These conversions resulted in a decrease in preferred stock of $447 million, and a corresponding increase in Additional Paid-in Capital. The following table summarizes the conversion of the 5.75% Preferred Stock into NRG Common Stock:

	Preferred Stock	Conversion Rate	Common Stock
	Shares	(per share)	Shares

Balance as of December 31, 2008	1,841,680		—
Preferred shares converted by the holders prior to March 16, 2009	144,975	8.2712	1,199,116
Preferred shares automatically converted as of March 16, 2009	1,696,705	10.2564	17,402,085

Balance at March 31, 2009	—		18,601,201

4% Preferred Stock
     As of March 31, 2009, 210 shares of the 4% Preferred Stock were converted into 10,500 shares of common stock in 2009.

Note 9 — Equity Compensation
Non-Qualified Stock Options, or NQSO’s
     The following table summarizes the Company’s NQSO activity as of March 31, 2009, and changes during the three months then ended:

		Weighted	Aggregate Intrinsic
		Average	Value
	Shares	Exercise Price	(In millions)

Outstanding as of December 31, 2008	4,008,188	$25.84
Granted	1,195,600	23.64
Forfeited	(8,967)	29.77

Outstanding at March 31, 2009	5,194,821	25.33	$7
Exercisable at March 31, 2009	2,801,309	$21.56	7

     The weighted average grant date fair value of NQSO’s granted for the three months ended March 31, 2009, was $8.55.
     Restricted Stock Units, or RSU’s
     The following table summarizes the Company’s non-vested RSU awards as of March 31, 2009 and changes during the three months then ended:

		Weighted Average
		Grant-Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2008	1,061,996	$32.97
Granted	147,000	23.64
Vested	(288,578)	23.73
Forfeited	(10,720)	39.55

Non-vested as of March 31, 2009	909,698	$34.32

     Performance Units, or PU’s
     The following table summarizes the Company’s non-vested PU awards as of March 31, 2009 and changes during the three months then ended:

		Weighted Average
		Grant- Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2008	659,564	$22.81
Granted	285,200	22.73
Forfeited	(216,064)	18.72

Non-vested as of March 31, 2009	728,700	$24.16

     In the first quarter 2009, there were no performance unit payouts in accordance with the provisions.

Note 10 — Earnings Per Share
     Basic earnings per share attributable to NRG common stockholders is computed by dividing net income attributable to NRG adjusted for accumulated preferred stock dividends by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. The 12,000,000 shares outstanding under the Share Lending Agreements with CS affiliates are not treated as outstanding for earnings per share purposes because the CS affiliates must return all borrowed shares (or identical shares) upon termination of the Agreements. See Note 7 – Long-Term Debt, for more information on the Share Lending Agreements. Diluted earnings per share attributable to NRG common stockholders is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
     The reconciliation of basic earnings per common share to diluted earnings per share attributable to NRG is as follows:

	Three months ended March 31,
(In millions, except per share data)	2009	2008

Basic earnings per share attributable to NRG common stockholders
Numerator:
Income from continuing operations, net of income taxes	$198	$45
Dividends for preferred shares	(14)	(14)

Net income available to common stockholders from continuing operations	184	31
Income from discontinued operations, net of income taxes	—	4
Net income attributable to NRG Energy, Inc. available to common stockholders	$184	$35

Denominator:
Weighted average number of common shares outstanding	237.1	236.3
Basic earnings per share:
Income from continuing operations	$0.78	$0.13
Income from discontinued operations, net of income taxes	—	0.02

Net income attributable to NRG Energy, Inc.	$0.78	$0.15

Diluted earnings per share attributable to NRG common stockholders
Numerator:
Net income available to common stockholders from continuing operations	$184	$31
Add preferred stock dividends for dilutive preferred stock	10	—

Adjusted income from continuing operations	194	31
Income from discontinued operations, net of income taxes	—	4

Net income attributable to NRG Energy, Inc. available to common stockholders	$194	$35

Denominator:
Weighted average number of common shares outstanding	237.1	236.3
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1.0	3.7
Incremental shares attributable to embedded derivatives of certain financial instruments (if-converted method)	—	5.3
Incremental shares attributable to assumed conversion features of outstanding preferred stock (if-converted method)	37.3	—

Total dilutive shares	275.4	245.3
Diluted earnings per share:
Income from continuing operations	$0.70	$0.12
Income from discontinued operations, net of income taxes	—	0.02

Net income attributable to NRG Energy, Inc.	$0.70	$0.14

     Effects on Earnings per Share
     The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted earnings per share:

	Three months ended March 31,
(In millions of shares)	2009	2008

Equity compensation (NQSO’s and PU’s)	5.4	1.3
4.0% convertible preferred stock	—	21.0
5.75% convertible preferred stock	—	16.5
Embedded derivative of 3.625% redeemable perpetual preferred stock	16.0	12.2
Embedded derivative of CSF preferred interests and notes	7.6	16.8

Total	29.0	67.8

Note 11 — Segment Reporting
     NRG’s segment structure reflects the Company’s core areas of operation which are primarily the geographic regions of the Company’s wholesale power generation, thermal and chilled water business, and corporate activities. Within NRG’s wholesale power generation operations, there are distinct components with separate operating results and management structures for the following regions: Texas, Northeast, South Central, West, and International.

	Wholesale Power Generation
(In millions)			South
Three months ended March 31, 2009	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$925	$464	$162	$28	$34	$42	$4	$(1)	$1,658
Depreciation and amortization	117	29	17	2	—	2	2	—	169
Equity in earnings of unconsolidated affiliates	4	—	—	1	17	—	—	—	22
Income/(loss) from continuing operations before income taxes	378	211	1	(3)	14	4	(109)	—	496

Net income attributable to NRG Energy, Inc.	$217	$211	$1	$(3)	$12	$4	$(244)	$—	$198

Total assets	$13,298	$1,687	$929	$262	$952	$206	$19,966	$(13,102)	$24,198

	Wholesale Power Generation
(In millions)			South
Three months ended March 31, 2008	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$649	$360	$179	$38	$38	$44	$(5)	$(1)	$1,302
Depreciation and amortization	113	26	17	1	—	3	1	—	161
Equity in (losses)/earnings of unconsolidated affiliates	(18)	—	—	(2)	16	—	—	—	(4)
Income/(loss) from continuing operations before income taxes	67	59	39	12	24	5	(107)	—	99
Income from discontinued operations, net of income taxes	—	—	—	—	4	—	—	—	4

Net income attributable to NRG Energy, Inc.	$37	$59	$39	$12	$24	$5	$(127)	$—	$49

Note 12 — Income Taxes
Effective Tax Rate
     Income taxes included in continuing operations were as follows:

	Three months ended March 31,
(In millions except otherwise noted)	2009	2008

Income tax expense	$298	$54
Effective tax rate	60.0%	54.5%

     For the three months ended March 31, 2009 and 2008, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to state income taxes and an increase in valuation allowance as a result of capital losses generated in the quarter for which there are no projected capital gains or available tax planning strategies. In addition, NRG’s overall effective tax rate on continuing operations for the three months ended March 31, 2008 was impacted by a taxable dividend from foreign operations.
Valuation Allowance
     As of March 31, 2009, the Company’s valuation allowance was increased by approximately $96 million primarily due to losses generated in the first quarter from derivative trading activity which require capital treatment for tax purposes. The Company reduced its foreign valuation allowance by approximately $1 million.
Uncertain tax benefits
     NRG has identified certain unrecognized tax benefits whose after-tax value is $556 million, which would impact the Company’s income tax expense.
     As of March 31, 2009, NRG has recorded a $272 million non-current tax liability for unrecognized tax benefits, resulting from taxable earnings for the period for which there are no NOLs available to offset for financial statement purposes. NRG has accrued interest related to these unrecognized tax benefits of approximately $4 million for the three months ended March 31, 2009, and has accrued approximately $12 million since adoption. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
     NRG is subject to examination by taxing authorities for income tax returns filed in the US federal jurisdiction and various state and foreign jurisdictions including major operations located in Germany and Australia. The Company is no longer subject to US federal income tax examinations for years prior to 2002. With few exceptions, state and local income tax examinations are no longer open for years before 2002. The Company’s significant foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2000. The Company continues to be under examination by the Internal Revenue Service.

Note 13 — Benefit Plans and Other Postretirement Benefits
NRG Defined Benefit Plans
     NRG sponsors and operates three defined benefit pension and other postretirement plans. The NRG Plan for Bargained Employees and the NRG Plan for Non-Bargained Employees are maintained solely for eligible legacy NRG participants. A third plan, the Texas Genco Retirement Plan, is maintained for participation solely by eligible Texas-based employees. The total amount of employer contributions paid for the three months ended March 31, 2009 was $6 million. NRG expects to make $24 million in further contributions for the remainder of 2009. The total 2009 planned contribution of $30 million was a decrease of $30 million from the expected contributions as disclosed in Note 12 — Benefit Plans and Other Postretirement Benefits, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This decrease in the 2009 expected contributions is due to the adoption by the Company in March 2009 of the new funding method options now available. The new methods were made allowable under new IRS guidance on the application of recent Congressional legislation on funding requirements.
     The net periodic pension cost related to all of the Company’s defined benefit pension plans include the following components:

	Defined Benefit Pension
(In millions)	Plans
Three months ended March 31,	2009	2008

Service cost benefits earned	$4	$4
Interest cost on benefit obligation	5	5
Expected return on plan assets	(4)	(4)

Net periodic benefit cost	$5	$5

     The net periodic cost related to all of the Company’s other post retirement benefits plans include the following components:

	Other Postretirement
(In millions)	Benefits Plans
Three months ended March 31,	2009	2008

Service cost benefits earned	$1	$1
Interest cost on benefit obligation	2	1

Net periodic benefit cost	$3	$2

STP Defined Benefit Plans
     NRG has a 44% undivided ownership interest in South Texas Project, or STP. South Texas Project Nuclear Operating Company, or STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. There were no employer contributions reimbursed to STPNOC for the three months ended March 31, 2009. The Company recognized net periodic costs related to its 44% interest in STP defined benefits plans of $3 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.
Note 14 — Commitments and Contingencies
Commitments
Fuel Commitments
     NRG enters into long-term contractual arrangements to procure fuel and transportation services for the Company’s generation assets. NRG’s total net coal commitments, which span from 2009 through 2012, decreased by approximately $120 million during the three months ended March 31, 2009 as the 2009 monthly commitments were settled. In addition, NRG’s natural gas purchase commitments decreased by approximately $124 million during the three months ended March 31, 2009, as the 2009 monthly commitments were settled and average natural gas prices decreased.

First and Second Lien Structure
     NRG has granted first and second liens to certain counterparties on substantially all of the Company’s assets to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company’s lien counterparties may have a claim on NRG’s assets to the extent market prices exceed the hedged price. As of March 31, 2009, and April 23, 2009, there was no exposure to out-of-the-money positions to counterparties on hedges under either the first or second liens.
RepoweringNRG Initiatives
     NRG has capitalized $32 million through March 31, 2009, for the repowering of its El Segundo generating facility in California. As a result of permitting delays related to on-going Natural Resource Defense Counsel claims, the El Segundo project will not reach its original completion date of June 1, 2011. The Company is contemplating certain PPA modifications including the commercial operations date.
Contingencies
     Set forth below is a description of the Company’s material legal proceedings. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. Pursuant to the requirements of SFAS No. 5, Accounting for Contingencies, or SFAS 5, and related guidance, NRG records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company’s liabilities and contingencies could vary from its currently recorded reserves and such differences could be material.
     In addition to the legal proceedings noted below, NRG and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect NRG’s consolidated financial position, results of operations, or cash flows.
Exelon Related Litigation
     Delaware Chancery Court
     On November 11, 2008, Exelon and its wholly-owned subsidiary Exelon Xchange filed a complaint against NRG and NRG’s Board of Directors. The complaint alleges, among other things, that NRG’s Board of Directors failed to give due consideration and to take appropriate action in response to the acquisition proposal announced by Exelon on October 19, 2008, in which Exelon offered to acquire all of the outstanding shares of NRG common stock at an exchange ratio of 0.485 Exelon shares for each NRG common share. On November 14, 2008, NRG and NRG’s Board of Directors filed a motion to dismiss Exelon’s complaint on the grounds that it failed to state a claim upon which relief can be granted. On March 16, 2009, prior to responding to the motion to dismiss, Exelon and Exelon Xchange filed an amended complaint. The amended complaint seeks, among other things, declaratory and injunctive relief: (1) declaring that NRG and its Board of Directors breached its fiduciary duties by summarily rejecting the October 19, 2008 Exelon offer, by resorting to defensive measures to interfere with Exelon’s tender offer, and by making false and misleading statements to NRG stockholders; (2) compelling NRG and its Board of Directors to approve the Exelon tender offer by waiving the application of Section 203 of the Delaware General Corporation Law; (3) compelling NRG and its Board of Directors from taking any actions with respect to regulatory authorities that would thwart or interfere with the Exelon tender offer; and (4) compelling NRG and its Board of Directors to correct any false and misleading statements to NRG stockholders and to disclose all material facts necessary for NRG stockholders to make informed decisions regarding the October 19, 2008 Exelon offer. On April 17, 2009, NRG and NRG’s Board of Directors filed a partial motion to dismiss the amended complaint asserting that many of the claims are subject to the business judgment rule, are premature, and should be dismissed for failure to state a claim upon which relief can be granted. A schedule for briefing the motion will be agreed by the parties or set by the court.

     On December 11, 2008, the Louisiana Sheriffs’ Pension & Relief Fund and City of St. Claire Shores Police & Fire Retirement System, on behalf of themselves and all others similarly situated, served a previously filed complaint on NRG and its Board of Directors alleging substantially similar allegations as the Exelon complaint. On December 23, 2008, NRG and NRG’s Board of Directors filed a motion to dismiss the complaint on the grounds that it failed to state a claim upon which relief can be granted. On March 16, 2009, prior to responding to the motion to dismiss, these plaintiffs filed an amended complaint against only NRG’s Board of Directors. The amended complaint seeks, among other things, declaratory and injunctive relief: (1) declaring that it is a proper class action; (2) declaring that the NRG Board of Directors breached its fiduciary duties by summarily rejecting the October 19, 2008, Exelon offer and by resorting to defensive measures designed to prevent any potential acquirer from entering into a value-maximizing transaction with NRG; (3) compelling NRG’s Board of Directors to engage in a dialogue with Exelon to more fully understand the October 19, 2008, offer and to determine the potential for any improvement thereon; (4) enjoining NRG from proceeding with the acquisition of Reliant Energy’s retail business; (5) enjoining the NRG’s Board of Directors from taking any actions designed to block a transaction with Exelon; and (6) awarding plaintiffs their costs and fees. On April 17, 2009, the NRG Board of Directors filed a motion to dismiss the amended complaint asserting that it fails to state a claim upon which relief can be granted. A schedule for briefing the motion will be agreed by the parties or set by the court.
     On April 3, 2009, the Louisiana Sheriffs’ Pension & Relief Fund and City of St. Claire Shores Police & Fire Retirement System filed (1) a motion for injunctive relief to rescind the appointment of Pastor Kirbyjon H. Caldwell to NRG’s Board of Directors and to prevent the NRG Board from taking any action that would impede the vote for directors at the next annual meeting of NRG stockholders; and (2) a motion to expedite the injunction proceeding. The NRG Board of Directors filed its opposition to the motions on April 8, 2009, a telephonic hearing was held on April 9, 2009, and on April 14, 2009, the court denied both motions.
     Mercer County, New Jersey Superior Court
     On January 6, 2009, three lawsuits previously filed against NRG and NRG’s Board of Directors on behalf of individual shareholders and all others similarly situated were consolidated into one case in the Law Division of the Superior Court of Mercer County, New Jersey. On January 21, 2009, the plaintiffs filed an Amended Consolidated Complaint in which they allege a single count of breach of fiduciary duty against NRG’s Board of Directors and seek injunctive relief: (1) declaring that the action is a class action and certifying plaintiffs as class plaintiffs and counsel as class counsel; (2) declaring that defendants breached their fiduciary duties by summarily rejecting the Exelon offer; (3) ordering defendants to negotiate with respect to the Exelon offer or with respect to another transaction to maximize shareholder value; (4) ordering defendants to exempt Exelon’s offer from Section 203 of the Delaware General Corporations Law; (5) awarding compensatory damages including interest; (6) awarding plaintiffs costs and fees; and (7) granting other relief the Court deems proper. On February 20, 2009, NRG’s Board of Directors filed a motion to dismiss the amended consolidated complaint for failure to state a claim or, in the alternative, to stay the action in favor of the Delaware Chancery Court proceedings. On March 19, 2009, the plaintiffs filed their response and on April 6, 2009, NRG’s Board of Directors filed its reply. On April 17, 2009, oral argument was held on the NRG Board of Director’s motion to dismiss. Additional oral argument will be scheduled by the court.
California Department of Water Resources
     This matter concerns, among other contracts and other defendants, the California Department of Water Resources, or CDWR, and its wholesale power contract with subsidiaries of WCP (Generation) Holdings, Inc., or WCP. The case originated with a February 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State of California. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that the Federal Energy Regulatory Commission, or FERC, abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, the FERC rejected this complaint, denied rehearing, and the case was appealed to the US Court of Appeals for the Ninth Circuit where oral argument was held on December 8, 2004. On December 19, 2006, the Ninth Circuit decided that in the FERC’s review of the contracts at issue, the FERC could not rely on the Mobile-Sierra standard presumption of just and reasonable rates, where such contracts were not reviewed by the FERC with full knowledge of the then existing market conditions. WCP and others sought review by the US Supreme Court. WCP’s appeal was not selected, but instead held by the Supreme Court. In the appeal that was selected by the Supreme Court, on June 26, 2008, the Supreme Court ruled: (1) that the Mobile-Sierra public interest standard of review applied to contracts made under a seller’s market-based rate authority; (2) that the public interest “bar” required to set aside a contract remains a very high one to overcome; and (3) that the Mobile-Sierra presumption of contract reasonableness applies when a contract is formed during a period of market dysfunction unless (a) such market conditions were caused by the illegal actions of one of the parties or (b) the contract negotiations were tainted by fraud or duress. In this related case, the US Supreme Court affirmed the Ninth Circuit’s decision agreeing that the case should be remanded to FERC to clarify FERC’s 2003 reasoning regarding its rejection of the original complaint relating to the financial burdens under the contracts at issue and to alleged market manipulation at the time these contracts were formed. As a result, the US Supreme Court then reversed and remanded the WCP CDWR case to the Ninth Circuit for treatment consistent with its June 26, 2008 decision in the related case. On October 20, 2008, the Ninth Circuit asked the parties in the remanded CDWR case, including WCP and the FERC, whether that Court should answer a question the US Supreme Court did not address in its June 26, 2008, decision; whether the Mobile-Sierra doctrine applies to a third-party that was not a signatory to any of the wholesale power contracts, including the CDWR contract, at issue in that case. Without answering that reserved question, on December 4, 2008, the Ninth Circuit vacated its prior opinion and remanded the WCP CDWR case back to the FERC for proceedings consistent with the US Supreme Court’s June 26, 2008, decision. On December 15, 2008, WCP and the other seller-defendants filed with FERC a Motion for Order Governing Proceedings on Remand. On January 14, 2009, the Public Utilities Commission of the State of California filed an Answer and Cross Motion for an Order Governing Procedures on Remand, and on January 28, 2009, WCP and the other seller-defendants filed their reply.
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
     On April 27, 2009, the US Supreme Court granted certiorari in an unrelated proceeding involving the Mobile-Sierra doctrine that may affect the standard of review applied to the CDWR contract on remand before the FERC. Specifically, on March 18, 2008, the U.S. Court of Appeals for the DC Circuit rejected the appeals filed by the Attorneys General of the State of Connecticut and Commonwealth of Massachusetts regarding the settlement that established the current New England capacity market. That settlement, filed with FERC on March 7, 2006, provides for interim capacity transition payments for all generators in New England for the period starting December 1, 2006 through May 31, 2010, and for the Forward Capacity Market thereafter. The Court of Appeals rejected all substantive challenges to the settlement, but sustained one procedural argument relating to the applicability of the Mobile-Sierra doctrine to non-settling parties. After the Court of Appeals denied rehearing en banc, NRG sought certiorari before the US Supreme Court, which was granted on April 27, 2009.
Louisiana Generating, LLC
     On February 11, 2009, the US Department of Justice acting at the request of the US Environmental Protection Agency, or USEPA, commenced a lawsuit against Louisiana Generating, LLC in federal district court in the Middle District of Louisiana alleging violations of the Clean Air Act, or CAA, at the Big Cajun II power plant. This is the same matter for which Notices of Violation, or NOVs, were issued to Louisiana Generating, LLC on February 15, 2005, and on December 8, 2006. Specifically, it is alleged that in the late 1990’s, several years prior to NRG’s acquisition of the Big Cajun II power plant from the Cajun Electric bankruptcy and several years prior to the NRG bankruptcy, modifications were made to Big Cajun II Units 1 and 2 by the prior owners without appropriate or adequate permits and without installing and employing the best available control technology, or BACT, to control emissions of nitrogen oxides and/or sulfur dioxides. The relief sought in the complaint includes a request for an injunction to: (1) preclude the operation of Units 1 and 2 except in accordance with the CAA; (2) order the installation of BACT on Units 1 and 2 for each pollutant subject to regulation under the CAA; (3) obtain all necessary permits for Units 1 and 2; (4) order the surrender of emission allowances or credits; (5) conduct audits to determine if any additional modifications have been made which would require compliance with the CAA’s Prevention of Significant Deterioration program; (6) award to the Department of Justice its costs in prosecuting this litigation; and (7) assess civil penalties of up to $27,500 per day for each CAA violation found to have occurred between January 31, 1997, and March 15, 2004, up to $32,500 for each CAA violation found to have occurred between March 15, 2004, and January 12, 2009, and up to $37,500 for each CAA violation found to have occurred after January 12, 2009.
     On April 27, 2009, Louisiana Generating, LLC made several filings. First, it filed an objection in the Cajun Electric Cooperative Power, Inc.’s bankruptcy proceeding challenging the February 19, 2009, Motion for Final Decree, Discharge of the Trustee, and For Order Closing the Chapter 11 Case, to prevent the bankruptcy from closing. The objection was filed in the U.S. Bankruptcy Court for the Middle District of Louisiana. Second, it filed a complaint in the same bankruptcy proceeding in the same court seeking a judgment that: (i) it did not assume liability from Cajun Electric for any claims or other liabilities under environmental laws with respect to Big Cajun II that arose, or are based on activities that were undertaken, prior to the closing date of the acquisition; (ii) it is not otherwise the successor to Cajun Electric; and (iii) Cajun Electric and/or the Bankruptcy Trustee are exclusively liable for the violations alleged in the February 11, 2009, lawsuit to the extent that such claims are determined to have merit. Last, it filed in the federal district court for the Middle District of Louisiana a Motion for an Extension of Time to File Responsive Pleadings arguing that the court should extend the May 11, 2009, deadline to respond to the February 11, 2009, lawsuit until such time as directed by the court following resolution of Louisiana Generating, LLC’s Motion for Stay of Proceedings Pending Resolution of Certain Bankruptcy Actions filed concurrently with the Motion for an Extension of Time.

Citizens for Clean Power
     On November 6, 2008, Citizens for Clean Power, or CCP, filed a notice of its intent to file a lawsuit under the CAA against Indian River Power, LLC, or IRP, seeking to enforce opacity limitations applicable to units 1, 2, 3, and 4. On January 5, 2009, the Delaware Department of Natural Resources and Environmental Control, or DNREC, filed a lawsuit relating to opacity issues against IRP in the Superior Court in Kent County, Delaware. On January 6, 2009, DNREC and IRP agreed to a consent order resolving the DNREC action in which IRP agreed to pay a $5,000 civil penalty and agreed to purchase for DNREC’s use an Ultrafine Particle Monitor for approximately $60,000. The consent order was filed with the court on February 6, 2009, and entered by the court on February 13, 2009, thereby precluding CCP’s ability under the CAA to commence its noticed lawsuit. On February 26, 2009, notwithstanding the entry of the consent order, CCP filed a complaint against IRP, in federal district court in Delaware. The complaint seeks injunctive and declarative relief in addition to civil penalties: (1) declaring that IRP violated the CAA through 6,304 opacity violations between 2004 and 2008; (2) seeking civil penalties of up to $32,500 for each such violation; (3) enjoining IRP from violating the CAA; (4) ordering IRP to assess and mitigate any environmental injuries caused by its emissions; and (5) awarding CCP its fees and costs. On March 25, 2009, IRP filed a motion to dismiss the complaint, on April 7, 2009, CCP filed its opposition, and on April 20, 2009, IRP filed its reply.
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
     On April 3, 2006, the Company made a supplemental distribution to creditors under the Company’s Chapter 11 bankruptcy plan, totaling $25 million in cash and 5,082,000 shares of common stock. On December 18, 2008, NRG filed with the US Bankruptcy Court for the Southern District of New York a Closing Report and an Application for Final Decree Closing the Chapter 11 Case for NRG Energy, Inc. et al and on December 29, 2008, the court entered the Final Decree. As of December 21, 2008, the reserve held approximately $9.8 million in cash and 1,282,783 shares of common stock. On December 21, 2008, the Company issued an instruction letter to The Bank of New York Mellon to distribute all remaining cash and stock in the Disputed Claims Reserve to NRG’s creditors. On January 12, 2009, The Bank of New York Mellon commenced the distribution of all remaining cash and stock in the Disputed Claim Reserve to the Company’s creditors pursuant to NRG’s Chapter 11 bankruptcy plan.
Note 15 — Regulatory Matters
     NRG operates in a highly regulated industry and is subject to regulation by various federal and state agencies. As such, NRG is affected by regulatory developments at both the federal and state levels and in the regions in which NRG operates. In addition, NRG is subject to the market rules, procedures and protocols of the various ISO markets in which NRG participates. These wholesale power markets are subject to ongoing legislative and regulatory changes.
     PJM — By Order dated March 17, 2009, the US Court of Appeals for the DC Circuit denied the remaining appeals of the FERC orders establishing the RPM capacity market. In February of 2009, the entities representing load interests, including the New Jersey Board of Public Utilities, the District of Columbia Office of the People’s Counsel, and the Maryland Office of People’s Counsel, agreed to withdraw their appeals regarding the establishment of the RPM market design.
     On May 30, 2008, the Maryland Public Service Commission together with other load interests, filed with FERC a complaint against PJM challenging the results of the RPM transition Base Residual Auctions for installed capacity, held between April 2007 and January 2008. The complaint sought to replace the auction-determined results for installed capacity for the 2008/2009, 2009/2010, and 2010/2011 delivery years with administratively-determined prices. On September 19, 2008, FERC dismissed the complaint. The parties representing load interests have sought rehearing of the dismissal of the complaint, and a reversal by FERC, could result in a refund obligation.

Note 16 — Environmental Matters
     The construction and operation of power projects are subject to stringent environmental and safety protection and land use laws and regulation in the US. If such laws and regulations become more stringent, or new laws, interpretations or compliance policies apply and NRG’s facilities are not exempt from coverage, the Company could be required to make modifications to further reduce potential environmental impacts. New legislation and regulations to mitigate the effects of greenhouse gases, or GHGs, including CO2 from power plants, are under consideration at the federal and state levels. In general, the effect of such future laws or regulations is expected to require the addition of pollution control equipment or the imposition of restrictions or additional costs on the Company’s operations.
     Environmental Capital Expenditures
     Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred during the remainder of 2009 through 2013 to meet NRG’s environmental commitments will be approximately $1.1 billion. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under the Phase II 316(b) Rule. NRG continues to explore cost effective alternatives that can achieve desired results. This estimate reflects anticipated schedules and controls related to the Clean Air Interstate Rule, or CAIR, Maximum Achievable Control Technology, or MACT, for mercury, and the Phase II 316(b) rule which are under remand to the USEPA, and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.
     Northeast Region
     NRG operates electric generating units located in Connecticut, Delaware, Maryland, Massachusetts and New York which are subject to RGGI. These units must surrender one allowance for every US ton of CO2 emitted with true up for 2009-2011 occurring in 2012. Allowances are partially allocated only in the state of Delaware. In 2008, NRG emitted approximately 12 million tonnes of CO2 in RGGI states, although 2009 is tracking lower than 2008 year to date. NRG believes that to the extent CO2 will not be fully reflected in wholesale electricity prices, the direct financial impact on the Company is likely to be negative as costs will be incurred in the course of securing the necessary RGGI allowances and offsets at auction and in the market.
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
     This footnote should be read in conjunction with the complete description under Note 25, Guarantees, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.

     In connection with the agreement to sell its 50% ownership interest in Mibrag B.V., NRG signed an agreement guaranteeing the performance of its subsidiary Lambique Beheer under the purchase and sale agreement. The Company’s guarantee is limited to EUR 206 million, which represents the expected sales proceeds including expected interest through closing. In addition, the Company guaranteed the performance of NRGenerating International B.V. under a currency exchange agreement related to the proceeds of the sale of MIBRAG. The guarantee is limited to $35 million. NRG has no reason to believe that the Company currently has any material liability relating to such routine indemnification obligations.
     NRG signed a guarantee agreement on behalf of its subsidiary NRG Retail, LLC guaranteeing the payment and performance of its obligations under the LLC Membership Interest Purchase Agreement and related agreements with Reliant Energy in connection with the purchase of its retail business, including the purchase price of $287.5 million and an additional $2.6 million for additional marketing services agreed upon as part of the transaction. NRG has no reason to believe that the Company currently has any material liability relating to such routine indemnification obligations.
Note 18 — Condensed Consolidating Financial Information
     As of March 31, 2009, the Company had $1.2 billion of 7.25% Senior Notes due 2014, $2.4 billion of 7.375% Senior Notes due 2016 and $1.1 billion Senior Notes due 2017 outstanding. These notes are guaranteed by certain of NRG’s current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries.
     Each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of March 31, 2009:

Arthur Kill Power LLC	NRG Construction LLC
Astoria Gas Turbine Power LLC	NRG Devon Operations Inc.
Berrians I Gas Turbine Power LLC	NRG Dunkirk Operations, Inc.
Big Cajun II Unit 4 LLC	NRG El Segundo Operations Inc.
Cabrillo Power I LLC	NRG Generation Holdings, Inc.
Cabrillo Power II LLC	NRG Huntley Operations Inc.
Chickahominy River Energy Corp.	NRG International LLC
Commonwealth Atlantic Power LLC	NRG Kaufman LLC
Conemaugh Power LLC	NRG Mesquite LLC
Connecticut Jet Power LLC	NRG MidAtlantic Affiliate Services Inc.
Devon Power LLC	NRG Middletown Operations Inc.
Dunkirk Power LLC	NRG Montville Operations Inc.
Eastern Sierra Energy Company	NRG New Jersey Energy Sales LLC
El Segundo Power, LLC	NRG New Roads Holdings LLC
El Segundo Power II LLC	NRG North Central Operations, Inc.
GCP Funding Company LLC	NRG Northeast Affiliate Services Inc.
Hanover Energy Company	NRG Norwalk Harbor Operations Inc.
Hoffman Summit Wind Project LLC	NRG Operating Services Inc.
Huntley IGCC LLC	NRG Oswego Harbor Power Operations Inc.
Huntley Power LLC	NRG Power Marketing LLC
Indian River IGCC LLC	NRG Rocky Road LLC
Indian River Operations Inc.	NRG Saguaro Operations Inc.
Indian River Power LLC	NRG South Central Affiliate Services Inc.
James River Power LLC	NRG South Central Generating LLC
Kaufman Cogen LP	NRG South Central Operations Inc.
Keystone Power LLC	NRG South Texas LP
Lake Erie Properties Inc.	NRG Texas LLC
Louisiana Generating LLC	NRG Texas Power LLC
Middletown Power LLC	NRG West Coast LLC
Montville IGCC LLC	NRG Western Affiliate Services Inc.
Montville Power LLC	Oswego Harbor Power LLC
NEO Chester-Gen LLC	Padoma Wind Power, LLC
NEO Corporation	Saguaro Power LLC
NEO Freehold-Gen LLC	San Juan Mesa Wind Project II, LLC
NEO Power Services Inc.	Somerset Operations Inc.
New Genco GP LLC

Norwalk Power LLC	Somerset Power LLC
NRG Affiliate Services Inc.	Texas Genco Financing Corp.
NRG Arthur Kill Operations Inc.	Texas Genco GP, LLC
NRG Asia-Pacific Ltd.	Texas Genco Holdings, Inc.
NRG Astoria Gas Turbine Operations Inc.	Texas Genco LP, LLC
NRG Bayou Cove LLC	Texas Genco Operating Services, LLC
NRG Cabrillo Power Operations Inc.	Texas Genco Services, LP
NRG Cadillac Operations Inc.	Vienna Operations, Inc.
NRG California Peaker Operations LLC	Vienna Power LLC
NRG Cedar Bayou Development Company LLC	WCP (Generation) Holdings LLC
NRG Connecticut Affiliate Services Inc.	West Coast Power LLC
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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Operating Revenues
Total operating revenues	$1,566	$95	$—	$(3)	$1,658

Operating Costs and Expenses
Cost of operations	698	68	3	(3)	766
Depreciation and amortization	158	10	1	—	169
General and administrative	17	3	75	—	95
Development costs	2	2	9	—	13

Total operating costs and expenses	875	83	88	(3)	1,043

Operating Income/(Loss)	691	12	(88)	—	615
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	21	—	397	(418)	—
Equity in earnings of unconsolidated affiliates	1	21	—	—	22
Other income/(loss), net	1	(7)	3	—	(3)
Interest expense	(48)	(21)	(69)	—	(138)

Total other income/(expense)	(25)	(7)	331	(418)	(119)

Income/(Losses) From Continuing Operations Before Income Taxes	666	5	243	(418)	496
Income tax expense	252	1	45	—	298

Net Income attributable to NRG Energy, Inc.	$414	$4	$198	$(418)	$198

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2009

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$2	$200	$986	$—	$1,188
Funds deposited by counterparties	1,275	—	—	—	1,275
Restricted cash	3	14	—	—	17
Accounts receivable, net	360	39	—	—	399
Inventory	476	12	—	—	488
Derivative instruments valuation	3,862	—	—	—	3,862
Cash collateral paid in support of energy risk management activities	178	—	—	—	178
Prepayments and other current assets	89	37	256	(124)	258

Total current assets	6,245	302	1,242	(124)	7,665

Net property, plant and equipment	10,688	829	27	—	11,544

Other Assets
Investment in subsidiaries	624	—	12,744	(13,368)	—
Equity investments in affiliates	27	467	—	—	494
Capital leases and notes receivable, less current portion	829	403	3,378	(4,207)	403
Goodwill	1,718	—	—	—	1,718
Intangible assets, net	796	17	2	—	815
Nuclear decommissioning trust fund	286	—	—	—	286
Derivative instruments valuation	1,133	—	15	—	1,148
Other non-current assets	13	5	107	—	125

Total other assets	5,426	892	16,246	(17,575)	4,989

Total Assets	$22,359	$2,023	$17,515	$(17,699)	$24,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$67	$232	$31	$(67)	$263
Accounts payable	(781)	373	766	—	358
Derivative instruments valuation	2,982	12	6	—	3,000
Deferred income taxes	722	26	(330)	—	418
Cash collateral received in support of energy risk management activities	1,277	—	—	—	1,277
Accrued expenses and other current liabilities	90	59	177	(57)	269

Total current liabilities	4,357	702	650	(124)	5,585

Other Liabilities
Long-term debt and capital leases	2,894	1,046	7,952	(4,207)	7,685
Nuclear decommissioning reserve	288	—	—	—	288
Nuclear decommissioning trust liability	195	—	—	—	195
Deferred income taxes	633	(159)	829	—	1,303
Derivative instruments valuation	284	36	100	—	420
Out-of-market contracts	271	—	—	—	271
Other non-current liabilities	412	48	277	—	737

Total non-current liabilities	4,977	971	9,158	(4,207)	10,899

Total liabilities	9,334	1,673	9,808	(4,331)	16,484

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	13,025	350	7,460	(13,368)	7,467

Total Liabilities and Stockholders’ Equity	$22,359	$2,023	$17,515	$(17,699)	$24,198

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Cash Flows from Operating Activities
Net income attributable to NRG Energy, Inc.	$414	$4	$198	$(418)	$198
Adjustments to reconcile net income attributable to NRG Energy, Inc. to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates and consolidated subsidiaries	(22)	(21)	(397)	418	(22)
Depreciation and amortization	158	10	1	—	169
Amortization of nuclear fuel	10	—	—	—	10
Amortization of financing costs and debt discount/premiums	—	3	6	—	9

Amortization of intangibles and out-of-market contracts	(34)	—	—	—	(34)
Changes in deferred income taxes and liability for unrecognized tax benefits	116	(11)	194	—	299
Changes in nuclear decommissioning liability	6	—	—	—	6
Changes in derivatives	(301)	(3)	—	—	(304)
Changes in collateral deposits supporting energy risk management activities	312	—	—	—	312
Gain on sale of assets	(1)	—	—	—	(1)
Gain on sale of emission allowances	(7)	—	—	—	(7)

Amortization of unearned equity compensation	—	—	7	—	7
Changes in option premium collected	(270)	—	—	—	(270)
Cash provided by/(used by) changes in other working capital	(161)	38	(110)	—	(233)

Net Cash Provided/(Used) by Operating Activities	220	20	(101)	—	139

Cash Flows from Investing Activities
Intercompany loans to from subsidiaries	(231)	—	(201)	432	—
Investment in consolidated affiliates	—	—	(60)	60	—
Capital expenditures	(165)	(68)		—	(233)
(Increase)/decrease in restricted cash, net	4	(5)	—	—	(1)
Decrease/(increase) in notes receivable	—	11	(8)	—	3
Purchases of emission allowances	(35)	—	—	—	(35)
Proceeds from sale of emission allowances	8	—	—	—	8
Investment in nuclear decommissioning trust fund securities	(83)	—	—	—	(83)
Proceeds from sales of nuclear decommissioning trust fund securities	78	—	—	—	78
Proceeds from sale of assets	4	—	—	—	4

Net Cash Used by Investing Activities	(420)	(62)	(269)	492	(259)

Cash Flows from Financing Activities
Proceeds from intercompany loans	164	30	238	(432)	—
Intercompany investments	—	60	—	(60)	—
Payment of dividends to preferred stockholders	—	—	(14)	—	(14)
Receipt from financing element of acquired derivatives	40	—	—	—	40
Payment of deferred debt issuance costs	—	(1)	—	—	(1)
Payment of short and long-term debt	—	(4)	(205)	—	(209)

Net Cash Provided by Financing Activities	204	85	19	(492)	(184)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)

Net Decrease in Cash and Cash Equivalent	4	41	(351)	—	(306)
Cash and Cash Equivalents at Beginning of Period	(2)	159	1,337	—	1,494

Cash and Cash Equivalents at End of Period	$2	$200	$986	$—	$1,188

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$1,201	$101	$—	$—	$1,302

Operating Costs and Expenses
Cost of operations	735	67	2	—	804
Depreciation and amortization	153	6	2	—	161
General and administrative	13	3	59	—	75
Development costs	—	2	10	—	12

Total operating costs and expenses	901	78	73	—	1,052

Operating Income/(Loss)	300	23	(73)	—	250
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	72	(18)	142	(196)	—
Equity in losses of unconsolidated affiliates	(2)	(2)	—	—	(4)
Other income, net	1	3	5	—	9
Interest expense	(51)	(21)	(84)	—	(156)

Total other income/(expense)	20	(38)	63	(196)	(151)

Income/(Loss) From Continuing Operations Before Income Taxes	320	(15)	(10)	(196)	99
Income tax expense/(benefit)	121	(8)	(59)	—	54

Income/(Loss) From Continuing Operations	199	(7)	49	(196)	45
Income from discontinued operations, net of income taxes	—	4	—	—	4

Net Income/(Loss) attributable to NRG Energy, Inc.	$199	$(3)	$49	$(196)	$49

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008

		Non-
	Guarantor	Guarantor	NRG Energy,		Consolidated
(In millions)	Subsidiaries	Subsidiaries	Inc.	Eliminations(a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$(2)	$159	$1,337	$—	$1,494
Funds deposited by counterparties	—	—	754	—	754
Restricted cash	7	9	—	—	16
Accounts receivable, net	422	42	—	—	464
Inventory	443	12	—	—	455
Derivative instruments valuation	4,600	—	—	—	4,600
Cash collateral paid in support of energy risk management activities	494	—	—	—	494
Prepayments and other current assets	130	37	278	(230)	215

Total current assets	6,094	259	2,369	(230)	8,492

Net Property, Plant and Equipment	10,725	791	29	—	11,545

Other Assets
Investment in subsidiaries	651	—	11,949	(12,600)	—
Equity investments in affiliates	26	464	—	—	490
Capital leases and note receivable, less current portion	598	435	3,177	(3,775)	435
Goodwill	1,718	—	—	—	1,718
Intangible assets, net	797	16	2	—	815
Nuclear decommissioning trust fund	303	—	—	—	303
Derivative instruments valuation	870	—	15	—	885
Other non-current assets	9	4	112	—	125

Total other assets	4,972	919	15,255	(16,375)	4,771

Total Assets	$21,791	$1,969	$17,653	$(16,605)	$24,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$67	$235	$229	$(67)	$464
Accounts payable	(1,302)	429	1,324	—	451
Derivative instruments valuation	3,976	3	2	—	3,981
Deferred income taxes	503	31	(333)	—	201
Cash collateral received in support of energy risk management activities	760	—	—	—	760
Accrued expenses and other current liabilities	507	48	333	(164)	724

Total current liabilities	4,511	746	1,555	(231)	6,581

Other Liabilities
Long-term debt and capital leases	2,730	1,014	7,729	(3,776)	7,697
Nuclear decommissioning reserve	284	—	—	—	284
Nuclear decommissioning trust liability	218	—	—	—	218
Deferred income taxes	705	(187)	672	—	1,190
Derivative instruments valuation	348	46	114	—	508
Out-of-market contracts	291	—	—	—	291
Other non-current liabilities	405	44	220	—	669

Total non-current liabilities	4,981	917	8,735	(3,776)	10,857

Total liabilities	9,492	1,663	10,290	(4,007)	17,438

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	12,299	306	7,116	(12,598)	7,123

Total Liabilities and Stockholders’ Equity	$21,791	$1,969	$17,653	$(16,605)	$24,808

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Cash Flows from Operating Activities
Net income attributable to NRG Energy, Inc.	$199	$(3)	$49	$(196)	$49

Adjustments to reconcile net income attributable to NRG Energy to net cash provided by operating activities:
Distributions and equity (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(70)	22	(142)	196	6
Depreciation and amortization	153	6	2	—	161
Amortization of nuclear fuel	15	—	—	—	15
Amortization of financing costs and debt discount/premiums	—	5	6	—	11
Amortization of intangibles and out-of-market contracts	(66)	—	—	—	(66)
Changes in deferred income taxes and liability for unrecognized tax benefits	(21)	(19)	89	—	49
Changes in nuclear decommissioning liability	9	—	—	—	9
Changes in derivatives	132	—	—	—	132
Changes in collateral deposits supporting energy risk management activities	(150)	—	—	—	(150)
Gain on sale of emission allowances	(14)	—	—	—	(14)
Amortization of unearned equity compensation	—	—	7	—	7
Changes in option premium collected	15	—	—	—	15
Cash provided by/(used by) changes in other working capital, net of dispositions affects	23	(29)	(158)	—	(164)

Net Cash Provided/(Used) by Operating Activities	225	(18)	(147)	—	60

Cash Flows from Investing Activities
Intercompany (loans to)/receipts from subsidiaries	(27)	—	28	(1)	—
Capital expenditures	(114)	(48)	(2)	—	(164)
Increase in restricted cash, net	(10)	—	—	—	(10)
Decrease in notes receivable	—	9	—	—	9
Purchases of emission allowances	(1)	—	—	—	(1)
Proceeds from sale of emission allowances	31	—	—	—	31
Investment in nuclear decommissioning trust fund securities	(144)	—	—	—	(144)
Proceeds from sales of nuclear decommission trust fund securities	135	—	—	—	135
Proceeds from sale of assets	12	—	—	—	12

Net Cash Provided/(Used) by Investing Activities	(118)	(39)	26	(1)	(132)

Cash Flows from Financing Activities
(Payments)/proceeds for intercompany loans	(103)	75	27	1	—
Payment of dividends to preferred stockholders	—	—	(14)	—	(14)
Payment of financing element of acquired derivatives	(1)	—	—	—	(1)
Payment for treasury stock	—	—	(55)	—	(55)
Proceeds from issuance of common stock, net of issuance costs	—	—	2	—	2
Payment of deferred debt issuance costs	—	—	(2)	—	(2)
Payments for short and long-term debt	—	(3)	(151)	—	(154)

Net Cash Used by Financing Activities	(104)	72	(193)	1	(224)
Change in cash from discontinued operations	—	(6)	—	—	(6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	4	—	—	4

Net Increase/(Decrease) in Cash and Cash Equivalent	3	13	(314)	—	(298)
Cash and Cash Equivalents at Beginning of Period	(4)	124	1,012	—	1,132

Cash and Cash Equivalents at End of Period	$(1)	$137	$698	$—	$834

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this discussion and analysis, NRG discusses and explains its financial condition and results of operations, including:
•	Factors which affect the Company’s business;

•	NRG’s earnings and costs in the periods presented;

•	Changes in earnings and costs between periods;

•	Impact of these factors on NRG’s overall financial condition;

•	A discussion of new and ongoing initiatives that may affect NRG’s future results of operations and financial condition;

•	Expected future expenditures for capital projects; and

•	Expected sources of cash for future operations and capital expenditures.
     As you read this discussion and analysis, refer to the Company’s Condensed Consolidated Statements of Operations, which present the results of operations for the three months ended March 31, 2009, and 2008. NRG analyzes and explains the differences between periods in the specific line items of NRG’s Condensed Consolidated Statements of Operations. Also refer to NRG’s 2008 Annual Report on Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition, including:
•	Introduction and Overview section which provides a description of NRG’s business segments;

•	Strategy section;

•	Business Environment section, including how regulation, weather, and other factors affect NRG’s business; and

•	Critical Accounting Policies and Estimates section.
     The discussion and analysis below has been organized as follows:
•	Executive Summary, including introduction and overview, business strategy, and changes to the business environment during the period including regulatory and environmental matters;

•	Results of operations beginning with an overview of the Company’s consolidated results, followed by a more detailed discussion of those results by operating segment;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Known trends that may affect NRG’s results of operations and financial condition in the future, including the Reliant Retail acquisition and the disposition of the MIBRAG investment.
Executive Summary
Introduction and Overview
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
     As of March 31, 2009, NRG had a total global portfolio of 189 active operating fossil fuel and nuclear generation units, at 48 power generation plants, with an aggregate generation capacity of approximately 24,000 MW, and approximately 700 MW under construction which includes partners’ interests of 275 MW. In addition to the previous ownership, NRG has ownership interests in two wind farms representing an aggregate generation capacity of 270 MW, which includes partner interests of 75 MW. Within the US, NRG has one of the largest and most diversified power generation portfolios in terms of geography, fuel-type and dispatch levels, with approximately 22,920 MW of fossil fuel and nuclear generation capacity in 177 active generating units at 43 plants. In addition, NRG has ownership interests in two wind farms representing 195 MW of wind generation capacity. All of these power generation facilities combined are primarily located in Texas (approximately 11,010 MW, including the 195 MW from the two wind farms), the Northeast (approximately 7,015 MW), South Central (approximately 2,845 MW), and West (approximately 2,130 MW) regions of the US, and approximately 115 MW of additional generation capacity from the Company’s thermal assets.

     NRG’s principal domestic power plants consist of a mix of natural gas-, coal-, oil-fired, nuclear and wind facilities, representing approximately 45%, 33%, 16%, 5% and 1% of the Company’s total domestic generation capacity, respectively. In addition, 11% of NRG’s domestic generating facilities have dual or multiple fuel capacity, which allows plants to dispatch with the lowest cost fuel option.
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
NRG’s Business Strategy
     NRG’s business strategy is designed to enhance the Company’s position as a leading wholesale power generation company in the US. NRG will continue to utilize its asset base as a platform for growth and development and as a source of cash flow generation which can be used for the return of capital to debt and equity holders. The Company’s strategy is focused on: (i) top decile operating performance of its existing operating assets and enhanced operating performance of the Company’s commercial operations and hedging program; (ii) repowering of power generation assets at existing sites and development of new power generation projects; and (iii) investment in energy-related new businesses and new technologies associated with the societal and industry imperatives to foster sustainability and combat climate change. This strategy is supported by the Company’s five major initiatives (FORNRG, RepoweringNRG, econrg, Future NRG and NRG Global Giving) which are designed to enhance the Company’s competitive advantages in these strategic areas and allow the Company to surmount the challenges faced by the power industry in the coming years. This strategy is being implemented by focusing on the following principles, which are more fully described in Company’s 2008 Annual Report on Form 10-K:
     Operational Performance — The Company is focused on increasing value from its existing assets, primarily through the Company’s FORNRG initiative, commercial operations strategy, and maintenance of appropriate levels of liquidity, debt and equity in order to ensure continued access to capital.
     Development — NRG is favorably positioned to pursue growth opportunities through expansion of its existing generating capacity and development of new generating capacity at its existing facilities, primarily through the Company’s RepoweringNRG initiative. NRG expects that these efforts will provide one or more of the following benefits: improve heat rates; lower delivered costs; expand electricity production capability; improve the ability to dispatch economically across the regional general portfolio; increase technological and fuel diversity; and reduce environmental impacts, including facilities that either have near zero GHG emissions or can be equipped to capture and sequester GHG emissions. Several of the Company’s original RepoweringNRG projects or projects commenced under that initiative since its inception may qualify for financial support under the infrastructure financing component of the American Recovery and Reinvestment Act.
     New Businesses and New Technology — NRG is focused on the development and investment in energy-related new businesses and new technologies where the benefits of such investments represent significant commercial opportunities and create a comparative advantage for the Company, including low or no GHG emitting energy generating sources, such as nuclear, wind, solar thermal, photovoltaic, “clean” coal and gasification, and the retrofit of post-combustion carbon capture technologies. A primary focus of this strategy is supported by the econrg initiative whereby NRG is pursuing investments in new generating facilities and technologies that will be highly efficient and will employ no and low carbon technologies to limit CO2 emissions and other air emissions. While the Company’s effort in this regard to date has focused on businesses and technologies applicable to the centralized power station, the acquisition of Reliant Retail will put the Company in a position to consider and pursue smart meters and distributed “clean” solutions.
     Company-Wide Initiatives — In addition, the Company’s overall strategy is also supported by Future NRG and NRG Global Giving initiatives, which primarily contemplate workforce planning and community investments, respectively.
     Finally, NRG will continue to pursue selective acquisitions, joint ventures and divestitures to enhance its asset mix and competitive position in the Company’s core markets. NRG intends to concentrate on opportunities that present attractive risk-adjusted returns. NRG will also opportunistically pursue other strategic transactions, including mergers, acquisitions or divestitures. On March 2, 2009, NRG announced that it entered into an agreement to acquire Reliant Energy, Inc.’s Texas electric retail business operations. See New and On-going Company Initiatives – Reliant Retail Acquisition, hereinafter, for further discussion.

     Business Environment – Financial Credit Market Availability and Domestic Recession
     In 2009, the nation’s economy continues to experience recessionary factors which include tight credit markets. Power generation companies are capital intensive and, as such, rely on the credit markets for liquidity and for the financing of power generation investments. In addition, economic recessions historically result in lower power demand, power prices, and fuel prices. NRG has a diversified liquidity program, with $3.1 billion in total liquidity, excluding funds deposited by counterparties, and a first and second lien structure that enables significant strategic hedging while reducing requirements for the posting of cash or letters of credit as collateral. NRG expects to continue to manage commodity price volatility through its strategic hedging program, under which the Company expects to hedge revenues and fuel costs. This program should provide the Company with the flexibility to enter into hedges opportunistically, such as when gas prices are increasing, while at the same time protecting NRG against longer-term volatility in the commodity markets. The Company believes that an economic recession is unlikely to have a material impact on the Company’s cash generation in the near term due to the hedged position of its portfolio. NRG transacts with a diversified pool of counterparties and actively manages the Company’s exposure to any single counterparty. See Part I, Item 2 – Liquidity and Capital Resources, and Part I, Item 3 – Quantitative and Qualitative Disclosures about Market Risk for further discussion.
Unsolicited Exelon Proposal
     On October 19, 2008, the Company received an unsolicited proposal from Exelon Corporation to acquire all of the outstanding shares of the Company and on November 12, 2008, Exelon announced a tender offer for all of the Company’s outstanding common stock. On February 26, 2009, Exelon again extended the tender offer, to June 26, 2009. NRG’s Board of Directors, after carefully reviewing the proposal, unanimously concluded that the proposal was not in the best interests of the stockholders and has recommended that NRG stockholders not tender their shares. In addition, on March 17, 2009 Exelon filed a Preliminary Proxy Statement with the SEC with respect to their proposals for the Company’s 2009 Annual Meeting of Stockholders, which consists of: (i) consideration of Exelon’s four nominees as Class III directors, (ii) consideration of the expansion of NRG’s board to 19 directors, (iii) if the board expansion is approved, consideration of five additional Exelon nominees; and (iv) consideration of repealing any amendments to the NRG Bylaws after February 26, 2009. NRG’s Board of Directors has recommended a vote against each of the proposals.
Environmental Matters
     Climate Change Update
     On March 31, 2009, Representatives Henry Waxman and Edward Markey released draft climate change legislation, titled The American Clean Energy and Security Act of 2009. This comprehensive draft proposes a multi-sector, market based greenhouse gas cap and trade system starting in 2012 as well as national Renewable Energy Standards, expedited transmission planning and approval and aggressive efficiency measures. While the draft has provisions for both auction and allocation of the allowances, the level of allocation and the nature of recipients for such allocations have not been defined. The draft further exempts CO2 from regulation under New Source Review, or NSR, as a criteria pollutant, or a hazardous air pollutant under the CAA. In 2008, NRG emitted 60 million metric tonnes of CO2 in the US and will continue to provide input as a leading energy company and member of the US Climate Action Partnership, or USCAP, to achieve final legislation.
     If the Waxman-Markey draft legislation or some other federal comprehensive climate change bill were to pass both House of Congress and be enacted into law, the actual impact on the Company’s financial performance would depend on a number of factors, including the overall level of GHG reductions required under any final legislation, the degree to which offsets may be used for compliance and their price and availability, and the extent to which NRG would be entitled to receive CO2 emissions allowances without having to purchase them in an auction or on the open market. Thereafter, the impact would depend on the level of success of the Company’s multifold strategy, which includes (i) shaping public policy with the objective being constructive and effective federal GHG regulatory policy, and (ii) pursuing its RepoweringNRG and econrg programs. The Company’s multifold strategy is discussed in greater detail in Part I, Item 1 — Business, Carbon Update in NRG’s 2008 Annual Report on Form 10-K.
     On April 17, 2009, the USEPA released a proposed endangerment finding that the mix of six key GHGs, including CO2, threaten the public health and welfare. The proposed endangerment finding does not include any proposed regulations. This is in response to the Supreme Court’s decision in Massachusetts v. USEPA, which requires the USEPA to decide under the CAA’s mobile source title whether GHGs contribute to climate change, and if so, promulgate appropriate regulations. Absent eventual action from Congress on climate change, this finding could ultimately serve as a basis for rulemaking for stationary sources, like power plants, under the existing CAA.

Federal Environmental Initiatives
     A number of regulations are under review by USEPA including CAIR, MACT, National Ambient Air Quality Standards, or NAAQS for ozone, small particle matter, or PM2.5, and the Phase II 316(b) Rule. These rules address air emissions and best practices for units with once-through-cooling. In addition, the USEPA has announced that it is considering new rules regarding the handling and disposition of coal combustion byproducts. While the Company cannot predict the requirements in the final versions nor the ultimate effect that the changing regulations will have on NRG’s business, NRG has prepared an environmental capital expenditure plan in anticipation of such requirements.
     The Supreme Court released its decision in the Phase II 316(b) Rule case on April 1, 2009, that the USEPA does have the authority to allow a cost-benefit analysis in the evaluation of Best Technology Available, or BTA. This ruling is favorable for the industry and NRG as it improves the USEPA’s ability to include alternatives to closed-loop cooling in its redraft of the Phase II 316(b) Rules.
Regional Environmental Initiatives
     Northeast Region — NRG operates electric generating units located in Connecticut, Delaware, Maryland, Massachusetts and New York which are subject to RGGI. The RGGI CO2 cap-and-trade program went into effect on January 1, 2009. An allowance must be surrendered for every US ton of CO2 emitted with true up for 2009-2011 occurring in 2012. NRG’s emissions under RGGI was on the order of 12 million tonnes in 2008, although 2009 year-to-date emissions are tracking lower than first quarter 2008.
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
     Northeast Region
     PJM —On March 26, 2009, the FERC issued an order accepting in part and rejecting in part a December 12, 2008, PJM proposal to revise the design of the RPM capacity market, and a February 9, 2009, settlement agreement reached between PJM and various load interests. The revisions will take effect with the next RPM Base Residual Auction for planning year 2012/2013, which is scheduled to take place in May 2009. Several parties have requested rehearing of the March 26, 2009 order.
     West Region
     California – The CAISO Market Redesign and Technology Update, or MRTU, commenced April 1, 2009. Significant components of the MRTU include: (i) locational marginal pricing of energy; (ii) a more effective congestion management system; (iii) a day-ahead market; and (iv) an increase to the existing bid caps. NRG considers these market reforms to generally be a positive development for its assets in the region, but additional time is needed to assess the impact of MRTU.
     Texas Region
     On October 6, 2008, as part of its determination of Competitive Renewable Energy Zones, or CREZ, the Public Utility Commission of Texas, or PUCT, issued its final order approving a significant transmission expansion plan to provide for the delivery of approximately 18,500 MW of energy from the western region of Texas, primarily wind generation – approximately 2,300 miles of new 345 kV lines and 42 miles of new 138 kV lines. In January 2009, Texas Industrial Energy Consumers, a trade organization composed of large industrial customers, appealed PUCT’s CREZ plan in state district court, seeking reversal of the final order. On March 30, 2009, PUCT issued a final order designating the transmission utilities that plan to construct the various CREZ transmission component projects. A large number of separate transmission licensing proceedings will be required prior to construction of the CREZ facilities. If completed as currently approved, the transmission upgrades and associated wind generation could impact wholesale energy and ancillary service prices in ERCOT. As part of the normal ERCOT five-year planning process, transmission utilities are also planning other system improvements, 2,800 circuit miles of transmission and more than 17,000 MVA of autotransformer capacity, intended to support increasing power demand and to address transmission congestion.

Changes in Accounting Standards
     See Note 1 to the condensed consolidated financial statements of this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.
Consolidated Results of Operations
     The following table provides selected financial information for the Company:

	Three months ended March 31,
(In millions except otherwise noted)	2009	2008	Change %

Operating Revenues
Energy revenue	$887	$925	(4)%
Capacity revenue	260	347	(25)
Risk management activities	437	(129)	N/A
Contract amortization	21	69	(70)
Thermal revenue	34	36	(6)
Other revenues	19	54	(65)

Total operating revenues	1,658	1,302	27
Operating Costs and Expenses
Cost of operations (including risk management activities of $68 in 2009)	766	804	(5)
Depreciation and amortization	169	161	5
General and administrative	95	75	27
Development costs	13	12	8

Total operating costs and expenses	1,043	1,052	(1)

Operating income	615	250	146
Other Income/(Expense)
Equity in (losses)/earnings of unconsolidated affiliates	22	(4)	N/A
Other income/(expense), net	(3)	9	(133)
Interest expense	(138)	(156)	(12)

Total other expenses	(119)	(151)	(21)

Income from Continuing Operations before income tax expense	496	99	401
Income tax expense	298	54	452

Income from Continuing Operations	198	45	340
Income from discontinued operations, net of income tax expense	—	4	—

Net Income attributable to NRG Energy, Inc.	$198	$49	304

Business Metrics
Average natural gas price — Henry Hub ($/MMbtu)	4.58	8.58	(47)%

N/A — Not Applicable
     Operating revenues, excluding risk management activities, decreased $210 million during the three months ended March 30, 2009, compared to the same period in 2008.
•	Energy revenue — decreased $38 million during the three months ended March 31, 2009, compared to the same period in 2008:
o
Texas — energy revenue increased by $48 million, with $90 million of this increase driven by higher energy prices, partially offset by $42 million of reduced generation. During both 2008 and 2009, the average realized merchant prices were higher than the average contract prices. A higher volume of MWh sold under the merchant market yielded a higher average realized energy price, even though the average realized merchant price decreased by 11%. In addition, the 22% increase in contract price further contributed to the rise in average energy prices. Coal plant generation decreased by 7% and gas plant generation decreased by 40%, partially offset by new generation from the recently constructed Elbow Creek wind farm. Coal plant generation was impacted by a 51% decrease in average natural gas prices, increased production costs, and increased wind generation which moved the coal units further up the bid stack.

o
Northeast — energy revenue decreased by $83 million, with $32 million driven by lower energy prices and $63 million attributable to a reduction in generation offset by an $11 million increase from higher net contract revenue. Merchant energy prices were lower by an average of 12%. The lower energy prices reduced the Company’s net cost incurred to meet obligations under load serving contracts in the PJM market. Generation decreased 27% primarily due to reduced generation caused by a 26% decrease in coal generation and a 48% decrease in New York City gas generation. The decrease in coal generation was caused by several factors including a planned 20 day outage at the western New York facilities, a transmission line outage in western New York and weakened power demand for power at the Indian River and Somerset facilities. The decrease in gas generation is largely the result of fewer run hours for voltage support at the Arthur Kill facility.

o
South Central — energy revenue decreased by $4 million due to an unfavorable mix of contract versus merchant energy revenue. Contract revenue declined $13 million as a result of a contract expiration with a regional utility. This decrease was offset by an $11 million increase in merchant energy revenue from the sale of available generation and the increased use of the region’s tolled facility into the merchant market at lower average prices.

•	Capacity revenue — decreased $87 million during the three months ended March 31, 2009, compared to the same period in 2008:
o	Texas — capacity revenue decreased by $71 million due to a lower proportion of baseload contracts which contained a capacity component.

o	Northeast — capacity revenue decreased by $14 million as lower capacity prices in the NYISO and PJM markets were partially offset by higher capacity prices in the NEPOOL market.

o
South Central — capacity revenue increased by $11 million. A new contract with a regional utility and a rise in the PJM market prices for the region’s Rockford plant contributed to the increase in capacity revenue of $9 million and $3 million, respectively.

o	West — capacity revenue decreased by $9 million due to the expiration of a two year tolling agreement at the El Segundo facility.
•
Contract amortization revenue — resulting from the Texas Genco acquisition decreased by $48 million due to the lower volume of contracted energy in the three months ended March 31, 2009, as compared to the same period in 2008.

•	Other revenues — decreased by $35 million driven by lower gas and coal trading of $23 million, a decline in emissions revenues of $7 million and reduced ancillary revenues of $6 million.
     Cost of Operations
     Cost of operations, excluding risk management activities, decreased $106 million during the three months ended March 31, 2009, compared to the same period in 2008.
•	Cost of energy — decreased $117 million during the three months ended March 31, 2009, compared to the same period in 2008 due to:
o
Texas — cost of energy decreased $85 million due to lower natural gas, coal, and purchased energy costs. Natural gas costs decreased $48 million, reflecting a 51% decline in per MMBtu average natural gas prices and a 40% decrease in gas-fired generation. Coal costs decreased $12 million as the prior period included a $15 million loss reserve related to a coal contract dispute offset by a $3 million increase in delivered coal costs. Purchased energy decreased $14 million as the Company’s generating assets provided more energy to fulfill its obligation. Ancillary service costs decreased by $11 million due to a decrease in purchased ancillary services costs incurred to meet contract obligation. Nuclear fuel expenses decreased by $5 million.

o
Northeast — cost of energy decreased $46 million due to a $33 million reduction in natural gas costs and a $21 million reduction in coal costs. Natural gas costs decreased due to 48% lower New York City gas generation and 38% lower average prices. Coal costs decreased due to 26% lower coal generation. These decreases were offset by a $5 million increase in costs related to RGGI which became effective in 2009 and a $4 million increase in average oil costs.

o
South Central — cost of energy increased $14 million due to an increase in purchased energy reflecting higher gas costs resulting from a higher proportion of generation sourced from region’s tolled facility and higher capacity payments on such tolled facility. The tolling arrangement in 2009 was for three months compared to one month in 2008.

o	West — cost of energy increased $2 million due to a write-down to net realizable value of fuel oil inventory no longer used in the production of energy.
•	Other operating costs — increased $11 million during the three months ended March 31, 2009, compared to the same period in 2008 due to increased operating and maintenance expenses.
     Risk Management Activities
     Risk management activities include economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activities. Total derivative gains increased by $498 million during the three months ended March 31, 2009, compared to the same period in 2008. The breakdown of changes by region follows:

	Three months ended March 31, 2009						Three months ended March 31, 2008
			South						South
(In millions)	Texas	Northeast	Central	West	Thermal	Total	Texas	Northeast	Central	Total

Net gains/(losses) on settled positions, or financial income	$29	$56	$10	$(2)	$1	$94	$(2)	$10	$4	$12

Mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	(8)	(7)	—	—	(1)	(16)	(7)	(3)	—	(10)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(29)	(14)	(26)	—	—	(69)	1	1	(7)	(5)
Net unrealized gains/(losses) on open positions related to economic hedges	204	153	(5)	(1)	2	353	(113)	(29)	—	(142)
Net unrealized gains/(losses) on open positions related to trading activity	2	(1)	6	—	—	7	17	(17)	16	16

Subtotal mark-to-market results	169	131	(25)	(1)	1	275	(102)	(48)	9	(141)

Total derivative gain/(loss)	198	187	(15)	(3)	2	369	(104)	(38)	13	(129)

Total derivative gain/(loss) included in revenues	263	182	(7)	(3)	2	437	(104)	(38)	13	(129)
Total derivative gain/(loss) included in cost of operations	$(65)	$5	$(8)	$—	$—	$(68)	$—	$—	$—	$—

     NRG’s first quarter 2009 gain is comprised of $275 million of mark-to-market gains and $94 million in settled gains, or financial income. Of the $275 million of mark-to-market gains, $16 million loss represents the reversal of mark-to-market gains recognized on economic hedges and $69 million loss represents the reversal of mark-to-market gains recognized on trading activity during 2008. Both of these losses ultimately settled as financial income during 2009. The $353 million gain from economic hedge positions includes $217 million recognized in earnings from previously deferred amounts in OCI as the Company discontinued cash flow hedge accounting for certain 2009 transactions in Texas and New York due to lower expected generation, $132 million increase in value in forward sales of electricity and fuel due to lower forward power and gas prices, and a $4 million gain primarily from hedge accounting ineffectiveness related to gas trades in the Texas region which was driven by decreasing forward gas prices while forward power prices decreased at a slower pace. The Company recognized a derivative loss of $29 million resulting from discontinued NPNS designated coal purchases due to expected lower coal consumption and accordingly the Company could not assert taking physical delivery of coal purchase transactions under NPNS designation. This amount is included in the Company’s cost of operations.
     Since these hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy, the changes in such results should not be viewed in isolation, but rather should be taken together with the effects of pricing and cost changes on energy revenue and costs. During and prior to 2008, NRG hedged a portion of the Company’s 2008 and 2009 generation. During the first quarter 2009, the settled and forward prices of electricity and natural gas decreased resulting in the recognition of realized gains and unrealized mark-to-market gains, while in the first quarter 2008, increasing prices of electricity and natural gas resulted in recognition of unrealized mark-to-market losses.
     Depreciation and Amortization
     NRG’s depreciation and amortization expense increased by $8 million for the three months ended March 31, 2009, compared to the same period in 2008. The increase was due to depreciation on the baghouse projects in western New York and the Elbow Creek project which came online in 2009.
     General and Administrative Expenses
     General and administrative expenses increased by $20 million for the three months ended March 31, 2009, compared to the same period in 2008. The increase is due to:
•	Acquisition and integration costs — increased $12 million due to costs incurred related to the acquisition of Reliant Retail.

•	Consultant costs — increased $5 million as a result of efforts related to Exelon’s exchange offer and proxy contest.

•	Wage and benefits expense — increased $3 million.
     Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates increased by $26 million for the three months ended March 31, 2009, compared to the same period in 2008. During 2009, Sherbino recognized a $5 million mark-to-market unrealized gain whereas in 2008 Sherbino recognized an $18 million mark-to-market loss on a natural gas swap executed to hedge its future power generation. Additionally in 2009, the Company’s share in NRG Saguaro LLC earnings increased by $3 million.
     Other Income/(Expense), Net
     NRG’s other income/(expense) decreased by $12 million for the three months ended March 31, 2009, compared to the same period in 2008. The 2009 amount includes a $9 million mark-to-market unrealized loss on a forward contract for foreign currency executed to hedge the sale proceeds from the MIBRAG sale.
     Interest Expense
     NRG’s interest expense decreased by $18 million for the three months ended March 31, 2009, compared to the same period in 2008. This decrease was due to lower debt balance and lower interest rate on the unhedged portion of the Term Loan Facility and the fair value hedge of the Senior Notes. In addition there was a decrease of $4 million as a result of higher interest capitalized on RepoweringNRG projects under construction.
     Income Tax Expense
     NRG’s income tax expense increased by $244 million for the three months ended March 31, 2009, compared to the same period in 2008. The effective tax rate was 60.0% and 54.5% for the three months ended March 31, 2009, and 2008, respectively. The increase in income tax expense was primarily due to an increase in income.

     For the three months ended March 31, 2009 and 2008, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to state income taxes and an increase in valuation allowance as a result of capital losses generated in the quarter for which there are no projected capital gain or available tax planning strategies. In addition, for the three months ended March 31, 2008, NRG’s overall effective tax rate on continuing operations was impacted by a taxable dividend from foreign operations.
     Income from Discontinued Operations, Net of Income Tax Expense
     For the three months ended March 31, 2008, NRG recorded income from discontinued operations, net of income tax expense, of $4 million. NRG closed the sale of ITISA during the second quarter 2008.
Results of Operations — Regional Discussions
     The following is a detailed discussion of the results of operations of NRG’s major wholesale power generation business segments.
     Texas
     For a discussion of the business profile of the Company’s Texas operations, see pages 23-26 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
     Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2009	2008	Change %

Operating Revenues
Energy revenue	$594	$546	9%
Capacity revenue	47	118	(60)
Risk management activities	263	(104)	N/A
Contract amortization	15	63	(76)
Other revenues	6	26	(77)

Total operating revenues	925	649	43
Operating Costs and Expenses
Cost of energy (including risk management activities)	238	258	(8)
Other operating expenses	168	164	2
Depreciation and amortization	117	113	4

Operating Income	$402	$114	253
MWh sold (in thousands)	10,239	11,031	(7)
MWh generated (in thousands)	10,073	10,756	(6)
Business Metrics
Average on-peak market power prices ($/MWh)	33.66	71.30	(53)
Cooling Degree Days, or CDDs (a)	126	74	70
CDD’s 30 year rolling average	94	95	(1)
Heating Degree Days, or HDDs (a)	903	1,053	(14)
HDD’s 30 year rolling average	1,122	1,132	(1)%

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

     Operating Income
     Operating income increased by $288 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to:
•
Risk management activities — an increase of $367 million was primarily due to $327 million in greater unrealized derivative gains and $40 million in greater realized gains on settled financial transactions. These changes reflect a reduction in forward power and gas prices during the first quarter 2009 and the recognition of previously deferred amounts due to the discontinuance of certain 2009 cash flow hedges on baseload plant generation due to lower forecasted generation.

•	Energy revenues — increased by $48 million due to higher average energy prices despite the lower sales volume.

•	Cost of energy — decreased by $20 million reflecting lower coal and gas costs due to a decrease in coal and gas generation partially offset by higher unrealized derivative costs of energy.
     Operating Revenues
     Total operating revenues increased by $276 million during the three months ended March 31, 2009, compared to the same period in 2008, due to:
•
Risk management activities — gains of $263 million were recognized for the three months ended March 31, 2009, compared to a $104 million loss in the same period in 2008. The $263 million gains included $225 million of unrealized mark-to-market gains and $38 million in settled gains, or financial income, compared to $102 million in unrealized derivative losses and $2 million of settled financial losses in the same period in 2008. The $225 million gain from economic hedges included a $110 million unrealized gain of previously deferred amounts in OCI due to discontinuance of certain 2009 trades resulting from lower than expected baseload plant generation and the remaining $115 million unrealized gain was attributable to an increase in value of forward sales and fuel due to lower power and gas prices.

•	Energy revenues — increased $48 million due to:
o
Energy Prices – increased by $90 million as the average realized merchant price was higher than the average contract price in both periods. Higher MWh sold under merchant market yielded a higher average energy price, even though the average realized merchant price decreased by 11%. The 22% increase in contract price further contributed to the average energy price increase.

o
Generation - decreased by 6% contributing to a $42 million decrease in sales volume. This decrease was driven by a 7% or 524,000 MWh decrease in coal plant generation and a 40% or 290,000 MWh decrease in gas plant generation, offset by a 102,000 MWh increase from the recently constructed Elbow Creek wind farm, which was not in operation in the first quarter 2008. Coal plant generation was adversely affected by lower energy prices driven by a 51% decrease in average natural gas prices, increased production cost to generate with the start of NOx rules contained in CAIR, and increased wind generation which shifted the coal unit’s position in the bid stack. These factors led to increased hours where the coal units were either uneconomic to dispatch or where it was more economical to participate in the ancillary markets as compared to energy markets.

•	Capacity revenue — decreased by $71 million due to a lower proportion of baseload contracts which contain a capacity component.

•	Contract amortization revenue— resulting from the Texas Genco acquisition decreased by $48 million due to the reduced volume of contracted energy in 2009 as compared to 2008.

•	Other revenue — decreased by $20 million due to lower ancillary services as well as reduced allocation of physical sales and emissions credits sales.
     Cost of Energy
     Cost of energy decreased by $20 million during the three months ended March 31, 2009, compared to the same period in 2008, due to:
•	Natural gas costs — decreased by $48 million due to a 51% decline in average natural gas prices and a 40% decrease in gas-fired generation.

•	Purchased energy — decreased by $14 million due to a $33 per MWh decrease in average price to procure energy from the market combined with 174,000 fewer MWhs purchased.

•	Coal costs — decreased by $12 million as the prior period included a $15 million loss reserve related to a coal contract dispute, offset by a $3 million increase in the delivered cost of coal.

•	Ancillary Service Costs — decreased by $11 million due to a decrease in purchased ancillary services costs incurred to meet contract obligations.

•	Nuclear fuel expense — resulting from the Texas Genco purchase accounting, decreased $5 million as amortization of nuclear fuel inventory ended in March 2008.
     These decreases were offset by:
•
Derivative Cost of Energy — increased $56 million due to the recognition of unrealized losses on coal contracts of $38 million as the Company discontinued NPNS accounting for coal purchases combined with $16 million of unrealized losses associated with oil transactions hedging price risk on rail transportation contracts.

•	Miscellaneous Cost of Energy — increased $9 million due to losses on settled financial transactions associated with oil transactions hedging price risk on rail transportation contracts.
     Other Operating Expenses
     Other operating expenses increased by $4 million during the three months ended March 31, 2009, compared to the same period in 2008, driven by an increase in general and administrative expense as a result of higher software implementation cost at STP, insurance premiums and corporate allocations.

     Northeast Region
     For a discussion of the business profile of the Northeast region, see pages 27-29 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2009	2008	Change %

Operating Revenues
Energy revenue	$181	$264	(31)%
Capacity revenue	96	110	(13)
Risk management activities	182	(38)	N/A
Other revenues	5	24	(79)

Total operating revenues	464	360	29
Operating Costs and Expenses
Cost of energy (including risk management activities)	117	168	(30)
Other operating expenses	94	93	1
Depreciation and amortization	29	26	12

Operating Income	$224	$73	207
MWh sold (in thousands)	2,637	3,591	(27)
MWh generated (in thousands)	2,637	3,591	(27)
Business Metrics
Average on-peak market power prices ($/MWh)(b)	58.29	86.16	(32)
Cooling Degree Days, or CDDs(a)	—	—	—
CDD’s 30 year rolling average	—	—	—
Heating Degree Days, or HDDs(a)	3,207	2,961	8
HDD’s 30 year rolling average	3,093	3,127	(1)%

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

(b)	MWh sold are shown net of MWh purchased to satisfy certain load contracts in the region.
     Operating Income
     Operating income increased by $151 million for the three months ended March 31, 2009, compared to the same period in 2008 due to:
•	Operating revenues — increased by $104 million due to favorable impact of risk management activities, offset by lower energy, capacity and other revenues.

•	Cost of energy – decreased by $51 million due to lower generation and fuel costs.
     Operating Revenues
     Operating revenues increased by $104 million for the three months ended March 31, 2009, compared to the same period in 2008, due to:
•
Risk management activities — gains of $182 million were recorded for the three months ending March 31, 2009, compared to losses of $38 million during the same period in 2008. The $182 million gain included $122 million of unrealized mark-to-market gains and $60 million in gains on settled transactions, or financial income, compared to $48 million in unrealized mark-to-market losses and $10 million in financial income during the same period in 2008. The $122 million unrealized gain included $107 million unrealized gain recognition of previously deferred amounts in OCI as a result of discontinuance of certain 2009 cash flow hedges on baseload plants generation due to lower forecasted generation.

•	Energy revenues — decreased by $83 million due to:
o
Energy prices — decreased by $32 million reflecting an average 12% decline in merchant energy prices. This decrease was partially offset by higher net contract revenue of $11 million driven by lower net costs incurred in meeting obligations under load serving contracts in the PJM market.

o
Generation — decreased by $63 million due to a 27% decrease in generation in 2009 compared to 2008, driven by a 26% decrease in coal generation and a 48% decrease in New York City gas generation. Coal generation in western New York declined 17% or 286,000 MWhs due to a 20 day planned outage in January 2009 for the baghouse equipment tie in work on one of the region’s generators combined with a transmission line outage starting in mid-March which limited the flow of power out of western New York thus depressing energy prices and creating reserve shut down hours for the region’s coal units. Coal generation at the Indian River facility declined 36% or 417,000 MWhs. Weakened demand for power combined with low gas prices resulted in node prices at the Indian River facility being under $55 per MWh for 63% of the available hours during the first quarter 2009 versus only 24% in the first quarter 2008. Lower prices combined with higher cost of production from the introduction of RGGI and NOx rules contained in CAIR resulted in increased hours where the units were uneconomic to dispatch. The Somerset facility experienced similar weakened demand and low gas prices, with generation down 62% or 123,000 MWh. The decline in gas generation is largely attributable to fewer run hours for voltage support at the Arthur Kill facility.

•	Capacity revenues — decreased by $14 million due to:
o
NYISO — capacity revenues decreased by $13 million due to unfavorable prices. The lower capacity market prices are a result of NYISO’s reductions in Installed Reserve Margins and ICAP in-city mitigation rules effective March 2008.

o	PJM — capacity revenues decreased by $3 million due to lower capacity prices.

o	NEPOOL — capacity revenues increased by $2 million due to higher volume of Locational Forward Reserve Market, or LFRM, revenues on the Cos Cob repowered unit which entered service in June 2008.
•	Other revenues — decreased by $19 million due to $10 million lower allocations of net physical gas sales and $7 million due to decreased activity in the trading of emission allowances.
     Cost of Energy
     Cost of energy decreased by $51 million for the three months ended March 31, 2009, compared to the same period in 2008, due to:
•	Natural gas costs — decreased by $33 million due to lower gas generation and 38% lower average prices per MMBtu.

•	Coal costs — decreased by $21 million, or 22%, due to 26% lower coal generation as discussed in energy revenues above.

•	Fuel risk management activities — increased by $8 million due to increased mark-to-market losses on fuel hedges.
     These decreases were offset by:
•	Carbon emissions expense — increased by $5 million due to the January 1, 2009 implementation of RGGI and the recognition of carbon compliance cost under this program.

•	Oil costs — increased by $4 million due to higher oil-fired generation as a result of a colder January 2009.

     South Central Region
     For a discussion of the business profile of the South Central region, see pages 29-31 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
     Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2009	2008	Change %

Operating Revenues
Energy revenue	$96	$100	(4)%
Capacity revenue	68	57	19
Risk management activities	(7)	13	(154)
Contract amortization	6	6	—
Other revenues	(1)	3	(133)

Total operating revenues	162	179	(9)
Operating Costs and Expenses
Cost of energy (including risk management activities)	110	88	25
Other operating expenses	22	22	—
Depreciation and amortization	17	17	—

Operating Income	$13	$52	(75)
MWh sold (in thousands)	3,169	3,088	3
MWh generated (in thousands)	2,706	3,024	(11)
Business Metrics
Average on-peak market power prices ($/MWh)	37.30	67.73	(45)
Cooling Degree Days, or CDDs(a)	6	5	20
CDD’s 30 year rolling average	31	31	—
Heating Degree Days, or HDDs(a)	1,805	1,885	(4)
HDD’s 30 year rolling average	1,895	1,914	(1)%

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

     Operating income decreased by $39 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to:
•
Operating revenues — decreased by $17 million due to decreases in risk management activities, energy revenue, and other revenues. These decreases were offset by an increase in capacity revenue. Mild weather and lower merchant power prices contributed to the decrease.

•	Cost of energy — increased by $22 million due to higher purchased energy costs reflecting increased use of the region’s tolled facilities.
     Operating Revenues
     Operating revenues decreased by $17 million for the three months ended March 31, 2009, compared to the same period in 2008, due to:
•
Risk Management Activities — losses of $7 million were recognized during the first quarter 2009 compared to gains of $13 million recognized during the same period in 2008. The $7 million loss included $20 million in unrealized losses offset by realized gains of $13 million compared to $9 million in unrealized gains and $4 million in realized gains for the same period in 2008. The $20 million unrealized loss was the net effect of a $6 million unrealized mark-to-market gain from trading activity and the reversal of $26 million of mark-to-market losses on trading activity.

•
Energy revenues — decreased by $4 million due to a $15 million decline in contract revenue offset by an $11 million increase in merchant energy revenues. The decline in contract revenue reflected a $13 million drop due to the expiration of a contract with a regional utility and a $2 million decrease in cost pass through from the cooperatives. The expiration of the contract freed up energy to be sold into the merchant market, but at lower average prices. Increased use of the region’s tolled facility provided additional energy to the merchant market.

•
Capacity revenues —capacity revenue increased by $11 million due to a $9 million increase from a new capacity agreement with a regional utility and a $3 million increase in capacity revenue from region’s Rockford plants which dispatch into the PJM market.

     Cost of Energy
     Cost of energy increased by $22 million for the three months ended March 31, 2009, compared to the same period in 2008, due to:
•
Purchased energy — increased by $16 million reflecting higher fuel costs associated with an increase of 532,000 MWhs sourced from the region’s tolled facility and higher capacity payments on the tolled facility. The region’s tolling agreement covered three months in 2009 compared to one month in 2008.

•
Fuel risk management activities — increased by $8 million and included $5 million in unrealized losses related to fuel transportation hedging activities and $3 million in realized losses associated with that same hedging activity.

     This increase was offset by decreases in coal costs of $1 million and natural gas costs of $1 million, respectively:
•	Coal costs — decreased by $1 million due to an 11% reduction in coal generation and a decrease in fuel transportation surcharges offset by a contractual increase in rail contract base rates.

•	Natural gas costs — decreased by $1 million as a result of falling gas prices offset by a 50% increase in generation from the region’s gas peaking plants.

     West Region
     For a discussion of the business profile of the West region, see pages 31-33 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
Selected income statement data

(In millions except otherwise noted)
Three months ended March 31,	2009	2008	Change %

Operating Revenues
Energy revenue	$2	$—	N/A
Capacity revenue	29	38	(24)%
Risk management activities	(3)	—	N/A
Other revenues	—	—	—

Total operating revenues	28	38	(26)
Operating Costs and Expenses
Cost of energy (including risk management activities)	4	2	100
Other operating expenses	25	18	39
Depreciation and amortization	2	1	100

Operating Income	$(3)	$17	(118)
MWh sold (in thousands)	169	150	13
MWh generated (in thousands)	169	150	13
Business Metrics
Average on-peak market power prices ($/MWh)	40.46	80.30	(50)
Cooling Degree Days, or CDDs(a)	—	—	—
CDD’s 30 year rolling average	7	7	—
Heating Degree Days, or HDDs(a)	1,410	1,525	(8)
HDD’s 30 year rolling average	1,419	1,434	(1)%

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

     Operating Income
     Operating income decreased by $20 million for the three months ended March 31, 2009, compared to the same period in 2008, due to:
•	Capacity revenues — decreased by $9 million primarily due to expiration of a two year tolling agreement at the El Segundo facility in April 2008.

•	Cost of energy — increased by $2 million due to a write down to market of fuel oil inventory no longer used in the production of energy

•
Other operating expenses — increased by $7 million due to higher major maintenance expense of $5 million associated with the El Segundo Unit 4 and Encina facilities as well as normal maintenance expense of $2 million associated with planned outages.

Liquidity and Capital Resources
Liquidity Position
     As of March 31, 2009, and December 31, 2008, NRG’s liquidity, excluding collateral received, was approximately $3.1 billion and $3.4 billion, respectively, comprised of the following:

	March 31,	December 31,
(In millions)	2009	2008

Cash and cash equivalents	$1,188	$1,494
Funds deposited by counterparties	1,275	754
Restricted cash	17	16

Total cash	2,480	2,264
Synthetic Letter of Credit Facility availability	884	860
Revolver Credit Facility availability	1,000	1,000

Total liquidity	4,364	4,124
Less: Funds deposited as collateral by hedge counterparties	(1,277)	(760)

Total liquidity, excluding collateral received	$3,087	$3,364

     For the three months ended March 31, 2009, total liquidity increased by $240 million due to a rise in funds deposited by $521 million and increased availability of the synthetic letter of credit by $24 million, offset by lower cash balances by $306 million. Changes in cash balances are further discussed hereinafter under Cash Flow Discussion. Cash and cash equivalents and funds deposited by counterparties at March 31, 2009, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
     The line item “Funds deposited by counterparties” consist of cash collateral received from hedge counterparties in support of energy risk management activities, and it is the Company’s intention as of March 31, 2009 to limit the use of these funds. The change in these amounts was due to an increase of in-the-money positions as a result of decreasing forward prices. Depending on market fluctuation and the settlement of the underlying contracts, the Company will refund this collateral to the counterparties pursuant to the terms and conditions of the underlying trades. The Company’s balance sheet reflects a liability for cash collateral received within current liabilities.
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
Financing Arrangements
     Senior Credit Facility
     As of March 31, 2009, NRG has a Senior Credit Facility which is comprised of a senior first priority secured term loan, or the Term Loan Facility, a $1.0 billion senior first priority secured revolving credit facility, or the Revolving Credit Facility, and a $1.3 billion senior first priority secured synthetic letter of credit facility, or the Synthetic Letter of Credit Facility. The Senior Credit Facility was last amended on June 8, 2007. As of March 31, 2009, NRG had issued $416 million of letters of credit under the Synthetic Letter of Credit Facility, leaving $884 million available for future issuances. Under the Revolving Credit Facility, as of March 31, 2009, NRG had not issued any letters of credit.

     TANE Facility
     On February 24, 2009, NINA executed an Engineering, Procurement and Construction, or EPC, agreement with TANE, which specifies the terms under which STP Units 3 and 4 will be constructed. Concurrent with the execution of the EPC agreement, NINA and TANE entered into the TANE Facility wherein TANE, has committed up to $500 million to finance purchases of long-lead materials and equipment for the construction of STP 3 and 4. The TANE Facility matures on February 24, 2012, subject to two renewal periods, and provides for customary events of default, which include, among others: nonpayment of principal or interest; default under other indebtedness; the rendering of judgments; and certain events of bankruptcy or insolvency. Outstanding borrowings will accrue interest at LIBOR plus 3%, subject to a ratings grid, and are secured by substantially all of the assets of and membership interests in NINA and its subsidiaries. As of March 31, 2009, no amounts have been borrowed under the TANE Facility. NINA will be required to repay all outstanding amounts associated with its existing $20 million revolving credit facility before borrowing under the TANE Facility.
     Dunkirk Power LLC Tax-Exempt Bonds
     On April 15, 2009, NRG executed a $59 million tax-exempt bond financing through its wholly owned subsidiary, Dunkirk Power LLC. The bonds were issued by the County of Chautauqua Industrial Development Agency and will be applied towards construction of emission control equipment on the Dunkirk Generating Station in Dunkirk, NY. The bonds initially bear weekly interest based on the SIFMA rate, have a maturity date of April 1, 2042, and are enhanced by a letter of credit under the Company’s Revolving Credit Facility covering amounts drawn on the facility. The initial proceeds were $31 million with the remaining balance being released over time as construction costs are paid.
     GenConn Energy LLC related financings
     On April 27, 2009, a wholly owned subsidiary of NRG closed on an EBL in the amount of $121.5 million from a syndicate of banks. The purpose of the EBL is to fund the Company’s proportionate share of the project construction costs required to be contributed into GenConn, a 50% equity method investment of the Company. The EBL, which is fully collateralized with a letter of credit issued under the Company’s Synthetic Letter of Credit Facility, will bear interest at a rate of LIBOR plus 2% on drawn amounts. The EBL will mature on the earlier of the commercial operations date of the Middletown project or July 26, 2011. The EBL also features a mandatory prepayment of the portion of the loan utilized for the Devon project (approximately $56 million) becoming due on the earlier of Devon’s commercial operations date or January 27, 2011. The initial proceeds of the EBL were $61 million and the remaining amounts will be drawn as necessary to fund construction costs.
At the same time, GenConn secured financing from the same syndicate of banks for 50% of its project construction costs through a seven-year term loan facility, as well as a five year revolving working capital loan and letter of credit facility, collectively the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, was $291 million, including $48 million for the revolving facility. No amounts were immediately drawn under the GenConn Facility.
First and Second Lien Structure
     NRG has granted first and second liens to certain counterparties on substantially all of the Company’s assets. NRG uses the first and second lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. To the extent that the underlying hedge positions for a counterparty are in-the-money to NRG, the counterparty would have no claim under the lien program. The lien program limits the volume that can be hedged, not the value of underlying out-of-the money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure. Within the first and second lien structure, the Company can hedge up to 80% of its baseload capacity and 10% of its non-baseload assets with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first and second lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty or NRG and has no stated maturity date.
     The Company’s lien counterparties may have a claim on the Company’s assets to the extent market prices exceed the hedged price. As of March 31, 2009, and April 23, 2009, there was no exposure to out-of-the-money positions to counterparties on hedges under either the first or second liens.

     The following table summarizes the amount of MWs hedged against the Company’s baseload assets and as a percentage relative to the Company’s forecasted baseload capacity under the first and second lien structure as of April 23, 2009:

Equivalent Net Sales Secured by First and Second Lien Structure (a)	2009	2010	2011	2012	2013

In MW (b)	4,969	4,612	3,704	2,123	788
As a percentage of total forecasted baseload capacity (c)	71%	68%	55%	31%	12%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2009 MW value consists of May through December positions only.

(c)	Forecasted baseload capacity under the first and second lien structure represents 80% of the total Company’s baseload assets.
Asset Sales
Disposition of MIBRAG Investment
     On February 25, 2009, NRG entered into an agreement to sell its 50% ownership interest in Mibrag B.V. to a consortium of Severočeské doly Chomutov, a member of the CEZ Group, and J&T Group. Mibrag B.V.’s principal holding is MIBRAG which is jointly owned by the Company and URS Corporation. As part of the transaction, URS Corporation also has entered into an agreement to sell its 50% stake in MIBRAG. For its share, NRG expects to receive EUR202 million, subject to certain adjustments including transaction costs. The transaction is subject to customary closing conditions, including European Commission regulatory approvals and the absence of material adverse changes. The sale is expected to close during the second quarter of 2009.
     In connection with the transaction, NRG entered into a foreign currency forward contract on March 12, 2009 to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract has a fixed exchange rate of 1.277. The contract requires NRG to pay EUR 200 million in exchange for $255 million on June 30, 2009.
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
Commercial Operations
     NRG’s commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) initial collateral required to establish trading relationships; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of March 31, 2009, commercial operations had total cash collateral outstanding of $176 million, and $416 million outstanding in letters of credit to third parties primarily to support its economic hedging activities. As of March 31, 2009, total collateral held from counterparties was $1.3 billion and $34 million of letters of credit.
     Future liquidity requirements may change based on the Company’s hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG’s credit ratings and general perception of its creditworthiness.
Debt Service Obligations
     NRG must annually offer a portion of its excess cash flow (as defined in the Senior Credit Facility) to its first lien lenders under the Term Loan Facility. The percentage of excess cash flow offered to these lenders is dependent upon the Company’s consolidated leverage ratio (as defined in the Senior Credit Facility) at the end of the preceding year. Of the amount offered, the first lien lenders must accept 50% while the remaining 50% may either be accepted or rejected at the lenders’ option. In March 2009, NRG made and the lenders accepted a repayment of approximately $197 million for the mandatory annual offer relating to 2008.
     As of March 31, 2009, NRG had approximately $4.7 billion in aggregate principal amount of unsecured high yield notes or Senior Notes, had approximately $2.4 billion in principal amount outstanding under the Term Loan Facility, and had issued $416 million of letters of credit under the Company’s $1.3 billion Synthetic Letter of Credit Facility. The Revolving Credit Facility matures on February 2, 2011 and the Synthetic Letter of Credit Facility matures on February 1, 2013.

Capital Expenditures
     For the three months ended March 31, 2009, the Company’s capital expenditures, including accruals, were approximately $186 million, of which $78 million was related to RepoweringNRG projects. The following table summarizes the Company’s capital expenditures for the three months ended March 31, 2009, and the estimated capital expenditure and repowering investments forecast for the remainder of 2009.

(In millions)	Maintenance	Environmental	Repowering	Total

Northeast	$8	$39	$—	$47
Texas	59		12	71
South Central	(1)		—	(1)
West	1	—	1	2
Wind development	—	—	28	28
Nuclear development	—	—	37	37
Other	2	—	—	2

Total	$69	$39	$78	$186

Estimated capital expenditures for the remainder of 2009	$193	$191	$278	$662

     RepoweringNRG capital expenditures and investments — RepoweringNRG project capital expenditures consisted of approximately $28 million related to the Company’s Langford wind farm project which is currently under construction. In addition, the Company’s RepoweringNRG capital expenditures included $12 million for the construction of Cedar Bayou Unit 4 in Texas and $37 million for the development of STP Units 3 and 4 in Texas.
     The Company’s estimated repowering capital expenditures for the remainder of 2009 are expected to be approximately $278 million. Of this amount, $157 million is estimated for STP units 3 and 4 without giving effect to any partner contributions or potential equity sell down, $13 million is anticipated for the construction of Cedar Bayou Unit 4, and the balance is anticipated for the construction of the Langford wind farm.
     Major maintenance and environmental capital expenditures — The Company’s baghouse projects at western New York facilities resulted in environmental capital expenditures of $39 million for the three months ended March 31, 2009. Other capital expenditures included $25 million for STP fuel and $34 million in maintenance capital expenditures in Texas primarily related to the W.A. Parish and Limestone plants.
     NRG anticipates funding its maintenance capital projects primarily with funds generated from operating activities. In addition, on April 16, 2009, the Company closed on an approximately $59 million tax-exempt bond financing through its Dunkirk Power LLC subsidiary, with the bonds issued by the County of Chautauqua Industrial Development Agency. These funds are expected to fund environmental capital expenditures at the Dunkirk Generating facility in 2009.
     Loans to affiliates — As of March 31, 2009, the Company had funded approximately $44 million in loans to GenConn Energy LLC, a 50/50 joint venture vehicle of NRG and the United Illuminating Company as a part of the Devon and Middletown plant projects. These loans, which are in the form of an interest bearing note, mature in 2009, and will be fully repaid with the proceeds from the financing of GenConn. All future construction costs for GenConn Energy LLC will be funded from the equity bridge loans of NRG and the United Illuminating Company and non-recourse project level financing.
Environmental Capital Expenditures
     Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred during the remainder of 2009 through 2013 to meet NRG’s environmental commitments will be approximately $1.1 billion. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under the Phase II 316(b) Rule. NRG continues to explore cost effective alternatives that can achieve desired results. This estimate reflects anticipated schedules and controls related to CAIR, MACT for mercury, and the Phase II 316(b) rule which are under remand to the USEPA and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.

Capital Allocation
     In addition to the aforementioned planned investments in maintenance and environmental capital expenditures and RepoweringNRG in 2009, and the 2009 repayment of Term Loan Facility debt to the first lien lenders, the Company’s Capital Allocation Plan includes the completion of the 2008 Capital Allocation Plan with the planned purchase of $30 million of common stock as well as the purchase of an additional $300 million in common stock under the previously announced 2009 Capital Allocation Plan, with such purchases to be made from time to time at subject to market conditions and other factors, including as permitted by US securities laws.
Preferred Stock Dividend Payments
     For the three months ended March 31, 2009, NRG paid approximately $6 million, $4 million, and $4 million in dividend payments to holders of the Company’s 5.75%, 4%, and 3.625% Preferred Stock. On March 16, 2009, the outstanding shares of the 5.75% Preferred Stock converted into common stock and, as a result, there will be no further dividends paid with respect to this series of preferred stock.
CSF Share Lending Arrangement
     On February 20, 2009, CSF I and CSF II, wholly-owned unrestricted subsidiaries of the Company, entered into Share Lending Agreements with affiliates of Credit Suisse Group, or CS, relating to the shares of NRG common stock currently held by CSF I and II in connection with the CSF I and CSF II issued notes and preferred interests agreements, or CSF Debt, originally entered into on August 4, 2006, by and between CSF I and II and affiliates of CS. The Company entered into Share Lending Agreements due to the current lack of liquidity in the stock borrow market for NRG shares and in order to maintain the intended economic benefits of the CSF Debt agreements. As of March 31, 2009 CSF I and II have lent affiliates of CS 12,000,000 shares of the 21,970,903 shares of NRG common stock held by CSF I and II. The Share Lending Agreements permit affiliates of CS to borrow up to the total number of shares of NRG common stock held by CSF I and II.
Benefit Plans Obligations
     As of March 31, 2009, NRG contributed $6 million towards its three defined benefit pension plans to meet the Company’s 2009 benefit obligation. The Company’s expected contribution to the plans is $24 million during the remainder of 2009. The total 2009 planned contribution of $30 million is a decrease of $30 million from the expected contributions as disclosed in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This decrease in the 2009 expected contributions is due to the adoption by the Company in March 2009 of the new funding method options now available. The new methods were made allowable under new IRS guidance on the application of recent Congressional legislation on funding requirements.
Cash Flow Discussion
     The following table reflects the changes in cash flows for the comparative years; all cash flow categories include the cash flows from both continuing operations and discontinued operations:

(In millions)
Three months ended March 31,	2009	2008	Change

Net cash provided by operating activities	$139	$60	$79
Net cash used by investing activities	(259)	(132)	(127)
Net cash used by financing activities	(184)	(224)	40

Net Cash Provided By Operating Activities
     For the three months ended March 31, 2009, net cash provided by operating activities increased by $79 million compared to the same period in 2008. The difference was due to:
•
Collateral paid and option premiums collected — In 2009, the changes in collateral deposits paid and option premiums collected increased cash from operations by $177 million due to close out of commercial trade positions and lower commodity prices.

•
Working capital — In 2009, the cash used by working capital items increased by $69 million, primarily as a result of higher inventory of $29 million and the balance due to other various changes in assets and liabilities.

Net Cash Used By Investing Activities
     For the three months ended March 31, 2009, net cash used in investing activities was approximately $127 million more than the same period in 2008. This was due to:
•
Capital expenditures — NRG’s capital expenditures increased by $69 million due to increased environmental capital expenditures which consists primarily of the Company’s baghouse projects in the Northeast.

•	Trading of emission allowances — Net purchases and sales of emission allowances resulted in a decrease in cash of $57 million for 2009 as compared to 2008.

•
Asset sales — The Company received $4 million in proceeds primarily from the sale of various assets in 2009 compared to proceeds of $12 million in proceeds primarily from the sale of rail cars in the same period in 2008 for a net decrease in cash of $8 million.

Net Cash Used By Financing Activities
     For the three months ended March 31, 2009, net cash used by financing activities decreased by approximately $40 million compared to 2008, due to:
•
Term Loan Facility debt payment — In 2009, the Company paid down $205 million of its Term Loan Facility, including the payment of excess cash flow, as discussed above under Debt Service Obligations. The Company paid down $151 million of its Term Loan Facility during 2008 for a net cash decrease of $54 million for the year ended 2009 compared to the same period in 2008.

•	Share repurchase — During 2009, the Company did not repurchase any common stock during the first quarter in 2009, compared to $55 million for 2008.

•
Receipt from/(Payment of) financing element of acquired derivatives — For 2009, the Company received approximately $40 million for the settlement of gas swaps related to the acquisition of Texas Genco in 2006 compared to a payment of approximately $1 million for 2008 for a net increase in cash of $41 million.

NOL’s, Deferred Tax Assets and FIN 48 Implications
     As of March 31, 2009, the Company had generated total domestic pre-tax book income of $481 million and foreign continuing pre-tax book income of $15 million. In addition, NRG has cumulative foreign NOL carryforwards of $235 million, of which $47 million will expire starting in 2011 through 2018 and of which $188 million do not have an expiration date.
     In addition to these amounts, the Company has $556 million of tax effected unrecognized tax benefits which relate primarily to net operating losses for tax return purposes but have been classified as capital loss carryforwards for financial statements purposes and for which a full valuation allowance has been established. As a result of the Company’s tax position, and based on current forecasts, the Company anticipates income tax payments of up to $100 million during 2009.
     However, as the position remains uncertain, of the $556 million of tax effected unrecognized tax benefits, the Company has recorded a non-current tax liability of $272 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $272 million non-current tax liability for unrecognized tax benefits is due to taxable earnings for which there are no NOLs available to offset for financial statement purposes.
     The Company continues to be under examination by the Internal Revenue Service.

New and On-going Company Initiatives
Reliant Retail Acquisition
     On March 2, 2009, NRG announced that, acting through its wholly owned subsidiary, NRG Retail LLC, or NRG Retail, it had entered into a membership interest purchase agreement to acquire Reliant Energy Inc.’s Texas electric retail business operations, or Reliant Retail, for a purchase price of $287.5 million cash, and the return of Reliant Retail’s net working capital as of the closing date. NRG will also guarantee certain obligations of NRG Retail in connection with the purchase.
     NRG also has arranged with Merrill Lynch, the current credit provider of Reliant, to provide continuing credit support to the retail business subsequent to closing. The Company negotiated a transitional credit sleeve facility, or CSRA, with Merrill Lynch under which NRG will contribute $200 million of cash into the retail entity. In conjunction with the CSRA, NRG, Reliant Retail, Merrill Lynch and certain counterparties will enter into offsetting trades to move collateral with respect to NRG’s in-the-money position in order to reduce Merrill Lynch’s actual and contingent collateral on Reliant Retail’s out-of-money position. The CSRA will provide collateral support for the retail enterprise up to November 1, 2010, while a transition to NRG supplying the retail business’ power requirements occurs, with limited ongoing collateral requirements. NRG will also have two potential cash contribution obligations: (i) in October 2009 of $250 million if a threshold level to be determined at closing is exceeded, and (ii) in October 2010 for up to $400 million at the sleeve unwind. The monthly fees for this sleeve facility is 5.875% on an annualized basis of the predetermined exposure as defined in the CSRA.
     Each of the parties’ obligation to consummate the acquisition of Reliant Retail is subject to certain customary conditions and regulatory approvals, including: (i) the absence of any event or circumstance that would have a material adverse effect on the other party’s business, assets, properties, liabilities, condition (financial or otherwise) or results of operations, taken as a whole; and (ii) the receipt of required regulatory approvals, which have been obtained. On March 30, 2009, the Federal Trade Commission, together with the US Department of Justice, granted early termination of the pre-merger waiting period pursuant to the Hart Scott Rodino Antitrust Improvements Act. Subject to the remaining foregoing conditions, the transaction is expected to be consummated effective May 1, 2009. Following the acquisition, NRG Retail will focus only on the ERCOT market and will be managed under the NRG Texas Region. NRG Retail will seek to grow both residential and industrial load in the ERCOT market. The acquisition includes approximately 1.7 million customers, 1,300 employees and the Reliant brand which will be retained.
Disposition of MIBRAG Investment
     On February 25, 2009, NRG entered into an agreement to sell its 50% ownership interest in Mibrag B.V. to a consortium of Severočeské doly Chomutov, a member of the CEZ Group, and J&T Group. Mibrag B.V.’s principal holding is MIBRAG, which is jointly owned by NRG and URS Corporation. As part of the transaction, URS Corporation also has entered into an agreement to sell its 50% stake in MIBRAG.
     For its share, NRG expects to receive EUR 202 million, subject to certain adjustments including transaction costs. The transaction is subject to customary closing conditions, including European Commission regulatory approvals and the absence of material adverse changes. NRG expects to recognize a pre-tax gain of approximately $100 million to $120 million and to close on the sale during the second quarter of 2009. Prior to completion of the sale, NRG continues to record its share of MIBRAG’s operations to “Equity in earnings of unconsolidated affiliates.”
     In connection with the transaction, NRG entered into a foreign currency forward contract on March 12, 2009, to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract has a fixed exchange rate of 1.277. The contract requires NRG to pay EUR 200 million in exchange for $255 million on June 30, 2009. For the three months ended March 31, 2009, NRG recorded an unrealized exchange loss of $9 million on the contract within “Other income/(expense), net.”
     NRG will provide certain indemnities in connection with its share of the transaction. See Note 17, Guarantees, to this Form 10-Q for further discussion.

FORNRG Update
     Beginning in January 2009, the Company transitioned to FORNRG 2.0 to target an incremental 100 basis point improvement to the Company’s ROIC by 2012. The initial targets for FORNRG 2.0 were based upon improvements in the Company’s ROIC as measured by increased cash flow. The economic goals of FORNRG 2.0 will focus on: (i) revenue enhancement, (ii) cost savings, and (iii) asset optimization, including reducing excess working capital and other assets. The FORNRG 2.0 program will measure its progress towards the FORNRG 2.0 goals by using the Company’s 2008 financial results as a baseline, while plant performance calculations will be based upon the appropriate historic baselines.
Nuclear Innovation North America
     NINA is an NRG subsidiary focused on marketing, siting, developing, financing and investing in new advanced design nuclear projects in select markets across North America, including the planned STP units 3 and 4 that NRG is developing on a 50/50 basis with City of San Antonio’s agent City Public Service Board of San Antonio, or CPS Energy, at the STP nuclear power station site. TANE, a wholly owned subsidiary of Toshiba Corporation, owns a non-controlling interest in NINA.
     The STP Expansion received a favorable preliminary ranking in the Department of Energy, or DOE, Loan Guarantee program and NINA submitted its part II application in mid-October. NRG believes DOE loan guarantee support is critical to new nuclear development projects. NINA is also actively pursuing additional loan guarantee options through the Japanese government and due diligence by Japanese financing agencies is in progress.
     On February 24, 2009, NINA executed an EPC agreement with TANE to build the STP expansion. The EPC agreement is structured so as to assure that the new plant is constructed on time, on budget and to exacting standards. In accordance with the EPC agreement, TANE will provide engineering and development services prior to Full Notice to Proceed, or FNTP, on a time and materials basis. Upon the New Source Review’s, or NRC approval of the STP units 3 and 4 combined license and the owners decision to issue the FNTP, the EPC converts to a lump-sum turnkey contract with customary warranties, performance and schedule guarantees, and liquidated damage provisions. TANE’s obligations are backed by a guaranty from its ultimate parent, the Toshiba Corporation. Concurrent with the execution of the EPC agreement, NINA entered into a $500 million credit facility with TANE to finance the cost of material and equipment commitments prior to FNTP for STP units 3 and 4.
     In light of the progress made by the project in terms of regulatory schedule, DOE loan guarantee process, and the conclusion of the EPC agreement, NINA has initiated a partial sell down process in the STP expansion. NINA has Memorandums of Understanding with a mix of investment grade rated load serving entities and industrial customers for all offtake from NINA’s anticipated 40% ownership interest in STP units 3 and 4’s generation. Currently, NINA and CPS Energy each own 50% of the 2,700 megawatt planned expansion of the South Texas Project nuclear facility. After the sell down, it is expected that each would own 40% and a new owner(s) would have a 20% equity interest although other ownership outcomes may arise. The ownership interests of STP units 1 and 2, (NRG 44%, CPS Energy 40% and Austin Energy 16%) are not affected by this proposed sale.
Agreement with eSolar
     On February 23, 2009, the Company signed an agreement with eSolar, a leading provider of modular, scalable solar thermal power technology, to acquire the development rights to approximately 500MW of solar thermal power plants at sites in California and the Southwest. The first plant is anticipated to begin producing electricity as early as 2011.
     At closing, NRG will invest in approximately $10 million for equity and associated development rights for three projects on sites in south central California and the Southwest US and a portfolio of PPAs to develop, build, own and operate up to 11 eSolar modular solar generating units at these sites. These development assets will use eSolar’s concentrating solar power, or CSP, technology to sell renewable electricity under contracted PPAs with local utilities.

RepoweringNRG Update
     Currently, NRG has various projects in certain stages of development that includes a biomass project at Montville Generating Station and the repowering of Limestone 3, Big Cajun I and El Segundo sites. As a result of permitting delays related to on-going Natural Resource Defense Counsel claims, the El Segundo project will not reach its original completion date of June 1, 2011. The Company is contemplating certain PPA modifications, including commercial operations date.
     The following is a summary of repowering projects that are under construction. In addition, NRG continues to participate in active bids in response to requests for proposals in markets in which it operates, particularly in the West and Northeast regions.
Plants under Construction
     GenConn Energy LLC — In a procurement process conducted by the Department of Public Utility Control, or DPUC, and finalized in 2008, GenConn, a 50/50 joint venture of NRG and The United Illuminating Company, secured contracts in 2008 with Connecticut Light & Power, or CL&P, for the construction and operation of two 200 MW peaking facilities, at NRG’s Devon and Middletown sites in Connecticut. The contracts, which are structured as contracts for differences for the operation of the new power plants, have a 30-year term and call for commercial operation of the Devon project by June 1, 2010, and the Middletown project by June 1, 2011. GenConn has secured all state permits required for the projects and has entered into contracts for engineering, construction and procurement of the 8 GE LM6000 combustion turbines required for the projects. As of April 1 2009, construction has begun at the Devon site while construction at Middletown is expected to commence in the first quarter 2010.
     Langford Wind Project — On March 12, 2009, NRG, through its wholly owned subsidiary, Padoma Wind Power LLC, began construction on a 150 MW wind farm located in Tom Green, Irion, and Schleicher Counties, Texas. The Langford Wind Project will utilize 100 General Electric 1.5 MW wind turbines. The project is scheduled to reach commercial operation by the end of 2009.
Off-Balance Sheet Arrangements
     Obligations under Certain Guarantee Contracts
     NRG and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. See Note 17, Guarantees, to this Form 10-Q for additional discussion.
     Retained or Contingent Interests
     NRG does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
     Derivative Instrument Obligations
     The Company’s 3.625% Preferred Stock includes a feature which is considered an embedded derivative per SFAS 133. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of SFAS 133. As of March 31, 2009, based on the Company’s stock price, the embedded derivative was out-of-the-money and had no redemption value.
     The Company’s unrestricted wholly-owned subsidiary, CSF II, has outstanding notes and preferred interests that contain a feature considered an embedded derivative per SFAS 133. Although it is considered a derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of SFAS 133. As of March 31, 2009, based on the Company’s stock price, the CSF II embedded derivative was out-of-the-money and had no redemption value.

     Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
     Variable Interest in Equity Investments — As of March 31, 2009, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. One of these investments, GenConn, is a variable interest entity for which NRG is not the primary beneficiary.
     NRG’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $122 million as of March 31, 2009. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG.
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
     Contractual Obligations and Commercial Commitments
     NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s Form 10-K. Also see Note 14, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the first quarter 2009.
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
     Critical accounting policies and estimates are the accounting policies that are most important to the portrayal of NRG’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment. NRG’s critical accounting policies include revenue recognition and derivative accounting, income taxes and valuation allowance for deferred taxes, evaluation of assets for impairment and other than temporary decline in value, goodwill and other intangible assets, and contingencies

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     As of March 31, 2009, the VAR for NRG’s commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the diversified VAR model was $35 million.

     The following table summarizes average, maximum and minimum VAR for NRG for the three months ended March 31, 2009, and 2008:

(In millions)
VAR	2009	2008

As of March 31,	$35	$43
Average	41	53
Maximum	50	65
Minimum	34	35

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
     In order to provide additional information for comparative purposes to NRG’s peers, the Company also uses VAR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VAR for the derivative financial instruments calculated using the diversified VAR model as of March 31, 2009, for the entire term of these instruments entered into for both asset management and trading, was approximately $41 million primarily driven by asset-backed transactions.
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
     As of March 31, 2009, the Company had various interest rate swap agreements with notional amounts totaling approximately $2.4 billion. If the swaps had been discontinued on March 31, 2009, the Company would have owed the counterparties approximately $141 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
     NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of March 31, 2009, a 1% change in interest rates would result in a $11 million change in interest expense on a rolling twelve month basis.
     As of March 31, 2009, the Company’s long-term debt fair value was $7.3 billion and the carrying amount was $7.8 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt by $386 million.
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
     Based on a sensitivity analysis, a $1 per MMBtu increase or decrease in natural gas prices across the term of the marginable contracts for power and gas positions would cause a change in margin collateral outstanding of approximately $72 million as of March 31, 2009. In addition, a 0.25 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral of approximately $62 million as of March 31, 2009. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2009.

     Under the second lien, NRG is required to post certain letters of credit as credit support for changes in commodity prices. As of March 31, 2009, no letters of credit are outstanding to second lien counterparties. With changes in commodity prices, the letters of credit could grow to $87 million, the cap under the agreements.
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
     Under the current economic downturn in the US and overseas, the Company has heightened its management and mitigation of counterparty credit risk by using credit limits, netting agreements, collateral thresholds, volumetric limits and other mitigation measures, where available. NRG avoids concentration of counterparties whenever possible and applies credit policies that include an evaluation of counterparties’ financial condition, collateral requirements and the use of standard agreements that allow for netting and other security.
     As of March 31, 2009, total credit exposure to substantially all counterparties was $2.6 billion and NRG held collateral (cash and letters of credit) against those positions of $1.3 billion resulting in a net exposure of $1.3 billion. Total credit exposure is discounted at the risk free rate.
     The following table highlights the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark to market and normal purchase and sale and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure(a) as of
March 31, 2009
Category	(% of Total)

Coal suppliers	2%
Financial institutions	63
Utilities, energy, merchants, marketers and other	32
ISOs	3

Total	100%

Net Exposure(a) as of March 31, 2009
Category	(% of Total)

Investment grade	95%
Non-Investment grade	1
Non-rated	4

Total	100%

(a)	Credit exposure excludes California tolling, uranium, coal transportation/railcar leases, New England Reliability Must-Run, cooperative load contracts and Texas Westmoreland coal contracts.
     NRG has credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $444 million. No single counterparty represents more than 19% of total net credit exposure. Approximately 85% of NRG’s positions relating to credit risk roll-off by the end of 2011. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results from nonperformance by a counterparty.

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
     NRG’s trading activities include contracts to profit from market price changes as opposed to hedging an exposure, and are subject to limits in accordance with the Company’s risk management policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. These trading activities are a complement to NRG’s energy marketing portfolio.
     The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at March 31, 2009, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at March 31, 2009.

Derivative Activity Gains/(Losses)	(In millions)

Fair value of contracts as of December 31, 2008	$996
Contracts realized or otherwise settled during the period	(249)
Changes in fair value	843

Fair value of contracts as of March 31, 2009	$1,590

	Fair Value of Contracts as of March 31, 2009
	Maturity			Maturity
(In millions)	Less Than	Maturity	Maturity	in Excess	Total Fair
Sources of Fair Value Gains/(Losses)	1 Year	1-3 Years	4-5 Years	4-5 Years	Value

Prices actively quoted	$37	$14	$—	$—	$51
Prices provided by other external sources	735	442	273	(37)	1,413
Prices provided by models and other valuation methods	90	23	13	—	126

Total	$862	$479	$286	$(37)	$1,590

     A small portion of NRG’s contracts are exchange-traded contracts with readily available quoted market prices. The majority of NRG’s contracts are non exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company’s prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote then the mid point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 8% of the total fair value of all derivative contracts. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG’s net exposure under a specific master agreement is an asset, the Company is using the counterparty’s default swap rate. If the exposure under a specific master agreement is a liability, the Company is using NRG’s default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG’s liabilities or that a market participant would be willing to pay for NRG’s assets. As of March 31, 2009, the credit reserve resulted in a $46 million decrease in fair value which is composed of a $23 million loss in OCI and a $23 million loss in derivative revenue and cost of operations.
     The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2009, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

     The Company has elected to disclose derivative activity on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company’s portfolio. As discussed in Item 7A — Commodity Price Risk, NRG measures the sensitivity of the Company’s portfolio to potential changes in market prices using Value at Risk, or VAR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG’s risk management policy places a limit on one-day holding period VAR, which limits the Company’s net open position. As the Company’s trade-by-trade derivative accounting results in a gross-up of the Company’s derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG’s hedging activity. As of March 31, 2009, NRG’s net derivative asset was $1.6 billion, an increase to total fair value of $594 million as compared to December 31, 2008. This increase was primarily driven by decreases in gas and power prices as well as the roll-off of trades that settled during the period.
Currency Exchange Risk
     NRG may be subject to foreign currency risk as a result of the Company entering into purchase commitments with foreign vendors for the purchase of major equipment associated with RepoweringNRG initiatives. To reduce the risks to such foreign currency exposure, the Company may enter into transactions to hedge its foreign currency exposure using currency options and forward contracts. As of March 31, 2009, there were no foreign currency options and forward contracts outstanding for purchase commitments.
     In addition, in connection with the MIBRAG sale, the Company entered into a foreign currency forward contract on March 12, 2009 to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract has a fixed exchange rate of 1.277. The contract requires NRG to pay EUR 200 million in exchange for $255 million on June 30, 2009.
     As a result of the Company’s limited foreign currency exposure to date, the effect of foreign currency fluctuations has not been material to the Company’s results of operations, financial position and cash flows as of and for the three months ended March 31, 2009.
ITEM 4 — CONTROLS AND PROCEDURES
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
Changes in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations over Internal Controls
     NRG’s internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. However, internal controls over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     For a discussion of material legal proceedings in which NRG was involved through March 31, 2009, see Note 14, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q.
ITEM 1A — RISK FACTORS
     In addition to the revised risk factor below, information regarding risk factors appears in Part I, Item 1A, Risk Factors in NRG Energy, Inc.’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
If Exelon Corporation’s board expansion proposal is approved at NRG’s 2009 annual shareholders meeting and all of Exelon Corporation’s nominees are elected to NRG’s Board of Directors at the meeting, there will be an increased risk of a change of control under NRG’s debt instruments, and if that were to occur the Company could become obligated to immediately repay approximately $8 billion under the Senior Credit Facility and Senior Notes, which would likely have a material adverse affect on NRG’s business and financial condition and could render us insolvent.
     Under NRG’s Senior Credit Facility and the indentures governing NRG’s Senior Notes, a “change of control” is deemed to occur if, among other triggering events, “a majority of the members of the Board of Directors of NRG are not continuing directors.” A “continuing director” is defined to mean, as of the date of determination, any director who was a member of NRG’s Board on the date of NRG’s Senior Credit Facility or the indenture governing NRG’s Senior Notes, as the case may be, or was nominated for election or elected to NRG’s Board with the approval of a majority of the “continuing directors” who were members of NRG’s Board at the time of such nomination or election. Based on NRG’s interpretation of this provision, the failure of a majority of NRG’s directors to qualify as “continuing directors” would result in a change of control. Since Exelon’s proposal, the NRG Board has added two members and currently consists of 14 members, all of whom qualify as “continuing directors.” If Exelon Corporation’s board expansion proposal passes and all of its nominees are elected to NRG’s Board, NRG’s Board would consist of 19 members, 10 of whom would be existing NRG directors who qualify as “continuing directors” and nine of whom would be directors nominated by Exelon Corporation who would not qualify as “continuing directors.” Therefore, under NRG’s interpretation of the change of control provision, a change of control would be triggered by any future event that reduces the number of continuing directors, such as the retirement or death of any such director. If a change of control were triggered under NRG’s Senior Credit Facility, an event of default would occur and the bank lenders under the facility would have the right to accelerate the outstanding indebtedness under the facility, which, as of March 31, 2009, totaled $2.4 billion, and if a change of control were triggered under the indentures governing NRG’s Senior Notes, note holders holding approximately $4.7 billion face amount of the notes would have the right to put the notes to the Company at 101% of par. If either or both of these events were to occur, it would likely have a material adverse impact on NRG’s business and financial condition and could render us insolvent. In addition to adding the two new Board members, the Company and the NRG Board may continue to explore other options to mitigate this risk.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None.

ITEM 6 — EXHIBITS

Exhibits

10.1*	LLC Membership Purchase Agreement between Reliant Energy, Inc. and NRG Retail LLC, dated as of February 28, 2009.

10.2
Credit Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments LLC, NINA Texas 3 LLC and NINA Texas 4 LLC, as Borrowers and Toshiba America Nuclear Energy Corporation, as Administrative Agent and as Collateral Agent (1)

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
*
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to NRG Energy Inc’s current report on Form 8-K filed on February 27, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)
/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT C. FLEXON
Robert C. Flexon
Chief Financial Officer (Principal Financial Officer)

/s/ JAMES J. INGOLDSBY
James J. Ingoldsby
Date: April 30, 2009	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

10.1*	LLC Membership Purchase Agreement between Reliant Energy, Inc. and NRG Retail LLC, dated as of February 28, 2009.

10.2
Credit Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments LLC, NINA Texas 3 LLC and NINA Texas 4 LLC, as Borrowers and Toshiba America Nuclear Energy Corporation, as Administrative Agent and as Collateral Agent (1)

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
*
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to NRG Energy Inc’s current report on Form 8-K filed on February 27, 2009.