Form 10-Q
period 2009-06-30
NRG ENERGY, INC.
filed 2009-07-30
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009
Commission File Number: 001-15891
NRG Energy, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

211 Carnegie Center Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐    No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑    No ☐
     As of July 28, 2009, there were 265,276,841 shares of common stock outstanding, par value $0.01 per share.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believes”, “projects”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause NRG’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Risks Factors Related to NRG Energy, Inc. in Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008 and Risk Factors in Part II, Item 1A, of this Quarterly Report on Form 10-Q, including the following:
•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;
•	Volatile power supply costs and demand for power;
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

•	NRG’s ability to implement its RepoweringNRG strategy of developing and building new power generation facilities, including new nuclear, wind and solar projects;
•	NRG’s ability to implement its econrg strategy of finding ways to meet the challenges of climate change, clean air and protecting natural resources while taking advantage of business opportunities;
•	NRG’s ability to achieve its strategy of regularly returning capital to shareholders; and
•	NRG’s ability to successfully integrate and manage any acquired companies.
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

GLOSSARY OF TERMS
     When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

APB	Accounting Principles Board

Baseload capacity	Electric power generation capacity normally expected to serve loads on an around-the-clock basis throughout the calendar year

BTA	Best Technology Available

BTU	British Thermal Unit

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAISO	California Independent System Operator

Capital Allocation Plan	Share repurchase program

Capital Allocation Program	NRG’s plan of allocating capital between debt reduction, reinvestment in the business, and share repurchases through the Capital Allocation Plan

CDWR	California Department of Water Resources

C&I	Commercial, industrial and governmental/institutions

CL&P	The Connecticut Light & Power Company

CO2	Carbon dioxide

CS	Credit Suisse Group

CSF I	NRG Common Stock Finance I LLC

CSF II	NRG Common Stock Finance II LLC

CSRA	Credit Sleeve Reimbursement Agreement with Merrill Lynch in connection with acquisition of Reliant Energy, as hereinafter defined

DNREC	Delaware Department of Natural Resources and Environmental Control

DPUC	Department of Public Utility Control

EITF	Emerging Issues Task Force

EITF 07-5	EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”

EITF 08-5	EITF No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”

EITF 08-6	EITF No. 08-6, “Equity Method Investment Accounting Considerations”

EITF 09-1	EITF No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”

EPC	Engineering, Procurement and Construction

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the Regional Reliability Coordinator of the various electricity systems within Texas

ESPP	Employee Stock Purchase Plan

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board — the designated organization for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	FASB Interpretation

FIN 46R	FIN No. 46(R), “Consolidation of Variable Interest Entities (revised 2003)—an interpretation of ARB No. 51”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”

Fresh Start	Reporting requirements as defined by SOP 90-7

FSP	FASB Staff Position

GLOSSARY OF TERMS (continued)

FSP FAS 107-1 and APB 28-1	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

FSP FAS 115-2 and FAS 124-2	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

FSP FAS 132R-1	FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

FSP FAS 141R-1	FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

FSP FAS 142-3	FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Asset”

FSP FAS 157-2	FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”

FSP FAS 157-4	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

GHG	Greenhouse Gases

Gross Generation	The total amount of electric energy produced by generating units and measured at the generating terminal in kWh’s or MWh’s

Heat Rate	A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWh’s generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh.

IGCC	Integrated Gasification Combined Cycle

IRS	Internal Revenue Service

ISO	Independent System Operator, also referred to as Regional Transmission Organizations, or RTO

ISO-NE	ISO New England Inc.

ITISA	Itiquira Energetica S.A.

kV	Kilovolts

kW	Kilowatts

kWh	Kilowatt-hours

LIBOR	London Inter-Bank Offer Rate

LTIP	Long-Term Incentive Plan

MACT	Maximum Achievable Control Technology

Market usage adjustments	The revenues and the related energy supply costs in the Reliant Energy segment includes the Company’s estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. The Company revises these estimates and records any changes in the period as additional settlement information becomes available.

Mass	Residential and small business

Merit Order	A term used for the ranking of power stations in order of ascending marginal cost

MIBRAG	Mitteldeutsche Braunkohlengesellschaft mbH

MMBtu	Million British Thermal Units

MRTU	Market Redesign and Technology Upgrade

MVA	Megavolt-ampere

MW	Megawatts

MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours

MWt	Megawatts Thermal

NAAQS	National Ambient Air Quality Standards

NEPOOL	New England Power Pool

GLOSSARY OF TERMS (continued)

Net Capacity Factor	The net amount of electricity that a generating unit produces over a period of time divided by the net amount of electricity it could have produced if it had run at full power over that time period. The net amount of electricity produced is the total amount of electricity generated minus the amount of electricity used during generation.

Net Exposure	Counterparty credit exposure to NRG, net of collateral

Net Generation	The net amount of electricity produced, expressed in kWh’s or MWh’s, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.

NINA	Nuclear Innovation North America LLC

NOx	Nitrogen oxide

NOL	Net Operating Loss

NOV	Notice of Violation

NPNS	Normal Purchase Normal Sale

NRC	United States Nuclear Regulatory Commission

NSR	New Source Review

NYISO	New York Independent System Operator

OCI	Other Comprehensive Income

Padoma	Padoma Wind Power LLC

Phase II 316(b) Rule	A section of the Clean Water Act regulating cooling water intake structures

PJM	PJM Interconnection, LLC

PJM market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

PMI	NRG Power Marketing, LLC, a wholly-owned subsidiary of NRG which procures transportation and fuel for the Company’s generation facilities, sells the power from these facilities, and manages all commodity trading and hedging for NRG

PPA	Power Purchase Agreement

PUCT	Public Utility Commission of Texas

Reliant Energy	NRG’s retail business in Texas purchased on May 1, 2009 from Reliant Energy, Inc. which is now known as RRI Energy, Inc.

Repowering	Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency

RepoweringNRG	NRG’s program designed to develop, finance, construct and operate new, highly efficient, environmentally responsible capacity over the next decade

Revolving Credit Facility	NRG’s $1 billion senior secured revolving credit facility which matures on February 2, 2011

RGGI	Regional Greenhouse Gas Initiative

ROIC	Return on Invested Capital

RPM	Reliability Pricing Model — term for capacity market in PJM market

RTO	Regional Transmission Organization, also referred to as an Independent System Operator, or ISO

S&P	Standard & Poor’s, a credit rating agency

Sarbanes-Oxley	Sarbanes-Oxley Act of 2002 (as amended)

SEC	United States Securities and Exchange Commission

Securities Act	The Securities Act of 1933, as amended

Senior Credit Facility	NRG’s senior secured facility, which is comprised of a Term Loan Facility and a $1.3 billion Synthetic Letter of Credit Facility which mature on February 1, 2013, and a $1 billion Revolving Credit Facility, which matures on February 2, 2011

GLOSSARY OF TERMS (continued)

Senior Notes	The Company’s $5.4 billion outstanding unsecured senior notes consisting of $1.2 billion of 7.25% senior notes due 2014, $2.4 billion of 7.375% senior notes due 2016, $1.1 billion of 7.375% senior notes due 2017 and $700 million of 8.5% senior notes due 2019

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended

SFAS 141R	SFAS No. 141 (revised 2007), “Business Combinations”

SFAS 157	SFAS No. 157, “Fair Value Measurement”

SFAS 160	SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”

SFAS 161	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”

SFAS 165	SFAS No. 165, “Subsequent Events”

SFAS 167	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”

SFAS 168	SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”

Sherbino	Sherbino I Wind Farm LLC

SO2	Sulfur dioxide

SOP	Statement of Position issued by the American Institute of Certified Public Accountants

SOP 90-7	Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”

STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% Interest

STPNOC	South Texas Project Nuclear Operating Company

Synthetic Letter of Credit Facility	NRG’s $1.3 billion senior secured synthetic letter of credit facility which matures on February 1, 2013

TANE	Toshiba American Nuclear Energy Corporation

TANE Facility	NINA’s $500 million credit facility with TANE which matures on February 24, 2012

Term Loan Facility	A senior first priority secured term loan which matures on February 1, 2013, and is included as part of NRG’s Senior Credit Facility

Texas Genco	Texas Genco LLC, now referred to as the Company’s Texas Region

Tonnes	Metric tonnes, which are units of mass or weight in the metric system each equal to 2,205 lbs and are the global measurement for GHG

Uprate	A sustainable increase in the electrical rating of a generating facility

U.S.	United States of America

U.S. EPA	United States Environmental Protection Agency

U.S. GAAP	Accounting principles generally accepted in the United States

VaR	Value at Risk

WCP	WCP (Generation) Holdings, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2009	2008	2009	2008

Operating Revenues
Total operating revenues	$2,237	$1,316	$3,895	$2,618

Operating Costs and Expenses
Cost of operations	1,242	1,011	2,008	1,815
Depreciation and amortization	213	161	382	322
Selling, general and administrative	131	83	214	158
Acquisition-related transaction and integration costs	23	—	35	—
Development costs	9	4	22	16

Total operating costs and expenses	1,618	1,259	2,661	2,311
Operating Income	619	57	1,234	307

Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	5	(19)	27	(23)
Gain on sale of equity method investment	128	—	128	—
Other (loss)/income, net	(11)	12	(14)	21
Interest expense	(159)	(144)	(297)	(300)

Total other expense	(37)	(151)	(156)	(302)

Income/(Losses) From Continuing Operations Before Income Taxes	582	(94)	1,078	5
Income tax expense/(benefit)	150	(53)	448	1

Income/(Losses) From Continuing Operations	432	(41)	630	4
Income from discontinued operations, net of income taxes	—	168	—	172

Net Income	432	127	630	176
Less: Net loss attributable to noncontrolling interest	(1)	—	(1)	—

Net income attributable to NRG Energy, Inc.	433	127	631	176

Dividends for preferred shares	7	14	21	28

Income Available for NRG Energy, Inc. Common Stockholders	$426	$113	$610	$148

Earnings per share attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	253	236	245	236
Income/(losses) from continuing operations per weighted average common share — basic	$1.68	$(0.23)	$2.49	$(0.10)
Income from discontinued operations per weighted average common share — basic	—	0.71	—	0.73

Net Income per Weighted Average Common Share — Basic	$1.68	$0.48	$2.49	$0.63

Weighted average number of common shares outstanding — diluted	275	236	275	236
Income/(losses) from continuing operations per weighted average common share — diluted	$1.56	$(0.23)	$2.27	$(0.10)
Income from discontinued operations per weighted average common share — diluted	—	0.71	—	0.73

Net Income per Weighted Average Common Share — Diluted	$1.56	$0.48	$2.27	$0.63

Amounts attributable to NRG Energy, Inc.:
Income/(losses) from continuing operations, net of income taxes	$433	$(41)	$631	$4
Income from discontinued operations, net of income taxes	—	168	—	172

Net Income	$433	$127	$631	$176

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
(In millions, except shares)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,282	$1,494
Funds deposited by counterparties	468	754
Restricted cash	19	16
Accounts receivable, less allowance for doubtful accounts of $12 and $3, respectively	1,186	464
Inventory	530	455
Derivative instruments valuation	4,394	4,600
Cash collateral paid in support of energy risk management activities	243	494
Prepayments and other current assets	210	215

Total current assets	9,332	8,492

Property, plant and equipment, net of accumulated depreciation of $2,689 and $2,343, respectively	11,609	11,545

Other Assets
Equity investments in affiliates	363	490
Capital leases and note receivable, less current portion	483	435
Goodwill	1,718	1,718
Intangible assets, net of accumulated amortization of $327 and $335, respectively	2,111	815
Nuclear decommissioning trust fund	316	303
Derivative instruments valuation	1,188	885
Other non-current assets	185	125

Total other assets	6,364	4,771

Total Assets	$27,305	$24,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$453	$464
Accounts payable	857	451
Derivative instruments valuation	4,196	3,981
Deferred income taxes	46	201
Cash collateral received in support of energy risk management activities	468	760
Accrued expenses and other current liabilities	618	724

Total current liabilities	6,638	6,581

Other Liabilities
Long-term debt and capital leases	8,294	7,697
Nuclear decommissioning reserve	292	284
Nuclear decommissioning trust liability	217	218
Deferred income taxes	1,564	1,190
Derivative instruments valuation	906	508
Out-of-market contracts	378	291
Other non-current liabilities	914	669

Total non-current liabilities	12,565	10,857

Total Liabilities	19,203	17,438

3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	247	247
Commitments and Contingencies
Stockholders’ Equity
Preferred stock (at liquidation value, net of issuance costs)	406	853
Common stock	3	3
Additional paid-in capital	4,561	4,350
Retained earnings	3,033	2,423
Less treasury stock, at cost — 17,200,777 and 29,242,483 shares, respectively	(532)	(823)
Accumulated other comprehensive income	372	310
Noncontrolling interest	12	7

Total Stockholders’ Equity	7,855	7,123

Total Liabilities and Stockholders’ Equity	$27,305	$24,808

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)
Six months ended June 30,	2009	2008

Cash Flows from Operating Activities
Net income	$631	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates	(27)	32
Depreciation and amortization	382	322
Provision for bad debts	9	—
Amortization of nuclear fuel	19	30
Amortization of financing costs and debt discount/premiums	21	19
Amortization of intangibles and out-of-market contracts	15	(147)
Changes in deferred income taxes and liability for unrecognized tax benefits	445	96
Changes in nuclear decommissioning trust liability	15	17
Changes in derivatives	(368)	669
Changes in collateral deposits supporting energy risk management activities	245	(328)
(Gain)/loss on sale of assets	(1)	2
Gain on sale of equity method investment	(128)	—
Gain on sale of discontinued operations	—	(270)
Gain on sale of emission allowances	(9)	(42)
Gain recognized on settlement of pre-existing relationship	(31)	—
Amortization of unearned equity compensation	13	14
Changes in option premiums collected, net of acquisition	(270)	99
Cash used by changes in other working capital, net of acquisition	(239)	(253)

Net Cash Provided by Operating Activities	722	436

Cash Flows from Investing Activities
Acquisition of Reliant Energy, net of cash acquired	(345)	—
Capital expenditures	(374)	(409)
Increase in restricted cash, net	(3)	(1)
(Increase)/decrease in notes receivable	(11)	21
Purchases of emission allowances	(52)	(4)
Proceeds from sale of emission allowances	15	61
Investments in nuclear decommissioning trust fund securities	(172)	(285)
Proceeds from sales of nuclear decommissioning trust fund securities	157	269
Proceeds from sale of discontinued operations and assets, net of cash divested	—	229
Proceeds from sale of assets, net	6	14
Proceeds from sale of equity method investment	284	—
Other investment	(5)	—
Equity investment in unconsolidated affiliates	—	(17)

Net Cash Used by Investing Activities	(500)	(122)

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	(21)	(28)
Payment of financing element of acquired derivatives	(22)	(28)
Payment for treasury stock	—	(55)
Proceeds from issuance of common stock, net of issuance costs	—	8
Proceeds from sale of noncontrolling interest in subsidiary	50	50
Proceeds from issuance of long-term debt	820	10
Payment of deferred debt issuance costs	(29)	(2)
Payments for short and long-term debt	(233)	(188)

Net Cash Provided by/(Used by) Financing Activities	565	(233)

Change in cash from discontinued operations	—	43
Effect of exchange rate changes on cash and cash equivalents	1	7

Net Increase in Cash and Cash Equivalents	788	131
Cash and Cash Equivalents at Beginning of Period	1,494	1,132

Cash and Cash Equivalents at End of Period	$2,282	$1,263

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     NRG Energy, Inc., or NRG or the Company, is primarily a wholesale power generation company with a significant presence in major competitive power markets in the United States, as well as a major retail electricity franchise in the ERCOT (Texas) market. NRG is engaged in the ownership, development, construction and operation of power generation facilities, the transacting in and trading of fuel and transportation services, the trading of energy, capacity and related products in the United States and select international markets, and supply of electricity and energy services to retail electricity customers in the Texas market.
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of results for a full year.
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. These financial statements and notes reflect the Company’s evaluation of events occurring subsequent to the balance sheet date through July 30, 2009, the date the financial statements were issued. Certain prior-year amounts have been reclassified for comparative purposes.
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
Cash and Cash Equivalents
     Cash and cash equivalents at June 30, 2009, are predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
Other Cash Flow Information
     NRG’s non-cash investing activities for the six months ended June 30, 2009 included capital expenditures of $46 million for which the associated liability is reflected within accrued expenses.
Recent Accounting Developments
     SFAS 141R — The Company adopted SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R, on January 1, 2009. The provisions of SFAS 141R are applied prospectively to business combinations for which the acquisition date occurs after January 1, 2009. The statement requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. In addition, transaction costs are required to be expensed as incurred. As discussed in Note 3, Business Acquisition, on May 1, 2009 NRG acquired all of the Texas electric retail business operations, or Reliant Energy, of Reliant Energy, Inc., now known as RRI Energy, Inc., or RRI. The Company has applied the provisions of SFAS 141R to the Reliant Energy acquisition. As discussed further in Note 12, Income Taxes, any reductions after January 1, 2009, to existing net deferred tax assets or valuation allowances or changes to uncertain tax benefits, as they relate to Fresh Start or previously completed acquisitions, will be recorded to income tax expense rather than additional paid-in capital or goodwill.

     FSP FAS 141R-1 — In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141R-1, which the Company adopted effective January 1, 2009. This FSP amends and clarifies SFAS 141R, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of FSP FAS 141R-1 are applied prospectively to assets or liabilities arising from contingencies in business combinations for which the acquisition date occurs after January 1, 2009. Accordingly, the Company has applied the provisions of FSP FAS 141R-1 to the Reliant Energy acquisition.
     SFAS 160 — The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, Consolidated Financial Statements, or SFAS 160, on January 1, 2009. This statement amends ARB No. 51 to establish accounting and reporting standards for the minority interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement is applied prospectively from the date of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively. Accordingly, the Company has conformed its financial statement presentation and disclosures to the requirements of SFAS 160.
     FSP APB 14-1 — The Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, on January 1, 2009, applying it retrospectively to all periods presented. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon settlement, the entity shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component.
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
     The following table summarizes the effect of the adoption of FSP APB 14-1 on income and per-share amounts for all periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Increase/(decrease):
Interest Expense	$2	$2	$3	$5
Income From Continuing Operations	(2)	(2)	(3)	(5)
Net Income attributable to NRG Energy, Inc.	(2)	(2)	(3)	(5)
Basic Earnings Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted Earnings Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

     FSP FAS 157-4 — In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased, includes guidance on identifying circumstances that indicate a transaction is not orderly, and requires disclosures about inputs and valuation techniques used to measure fair value. This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company’s adoption of FSP FAS 157-4 beginning with the interim reporting period ended June 30, 2009, did not have a material impact on the Company’s results of operations, financial position, or cash flows.
     FSP 107-1 and APB 28-1 — In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of FSP 107-1 held by publicly traded companies, as defined by Opinion 28. This FSP is effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 107-1 and APB 28-1 beginning with the interim period ended June 30, 2009 did not have an impact on the Company’s results of operations, financial position, or cash flows.
     FSP FAS 115-2 and FAS 124-2 — In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 beginning with the interim period ended June 30, 2009 did not have an impact on the Company’s results of operations, financial position, or cash flows.
     SFAS 165 — In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 incorporates the accounting and disclosure requirements related to subsequent events found in auditing standards into U.S. GAAP, effectively making management directly responsible for subsequent events accounting and disclosures. SFAS 165 also requires disclosure of the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company’s adoption of SFAS 165 beginning with the interim period ended June 30, 2009 did not have an impact on the Company’s results of operations, financial position, or cash flows.
     SFAS 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167. This guidance amends FIN 46(R) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. SFAS 167 is effective at the start of the first fiscal year beginning after November 15, 2009. The Company is presently evaluating the impact of SFAS 167 on its results of operations, financial position, and cash flows.
     SFAS 168 — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. This guidance establishes the FASB Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. In addition, SFAS 168 also specifies that rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual reporting periods that end after September 15, 2009.

     EITF 09-1 — In July 2009, the FASB ratified EITF Issue No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or EITF 09-1. This Issue applies to equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. EITF 09-1 addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. The Company will apply EITF 09-1 for share lending agreements entered into after June 15, 2009 and will apply EITF 09-1 on a retrospective basis for arrangements outstanding as of January 1, 2010. NRG is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flows.
     Other — The following accounting standards were adopted on January 1, 2009, with no impact on the Company’s results of operations, financial position, or cash flows:
•	FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets

•	FSP No. FAS 157-2, Effective Date of FASB Statement No. 157

•	SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities

•	FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets

•	EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

•	EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

•	EITF No. 08-6, Equity Method Investment Accounting Considerations
Note 2 — Comprehensive Income/(Loss)
     The following table summarizes the components of the Company’s comprehensive income/(loss), net of tax:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Net income	$433	$127	$631	$176

Changes in derivative activity, net of tax	(109)	(698)	64	(1,000)
Foreign currency translation adjustment, net of tax	36	(7)	18	35
Reclassification adjustment for translation (gain)/loss realized upon sale of foreign investments	(22)	15	(22)	15
Unrealized gain on available-for-sale securities, net of tax	1	1	2	3

Other comprehensive (loss)/income, net of tax	(94)	(689)	62	(947)

Comprehensive income/(loss) attributable to NRG Energy, Inc.	$339	$(562)	$693	$(771)

     The following table summarizes the changes in the Company’s accumulated other comprehensive income, net of tax:

(In millions)

Accumulated other comprehensive income as of December 31, 2008	$310
Changes in derivative activity	64
Foreign currency translation adjustment	18
Reclassification adjustment for translation gain realized upon sale of foreign investment	(22)
Unrealized gain on available-for-sale securities	2

Accumulated other comprehensive income as of June 30, 2009	$372

Note 3 — Business Acquisition
General
     On May 1, 2009, NRG, through its wholly owned subsidiary NRG Retail LLC, acquired Reliant Energy, which consisted of all of the Texas electric retail business operations of RRI, including the exclusive use of the trade name “Reliant”. Reliant Energy arranges for the transmission and delivery of electricity to customers, bills customers, collects payments for electricity sold and maintains call centers to provide customer service. Reliant Energy is the second largest electricity provider to residential and small business, or mass, customers in Texas, with approximately 1.6 million mass customers as of June 30, 2009. Reliant Energy also sells electricity and energy services to commercial, industrial and governmental/institutional customers, or C&I customers, in Texas with 0.1 million C&I customers based on metered locations as of June 30, 2009. These customers include refineries, chemical plants, manufacturing facilities, hospitals, universities, government agencies, restaurants, and other facilities.
     With its complementary generation portfolio, the Texas region will be a supplier of power to Reliant Energy, thereby creating the potential for a more stable, reliable and competitive business that benefits Texas consumers. By backing Reliant Energy’s load-serving requirements with NRG’s generation and risk management practices, the need to sell and buy power from other financial institutions and intermediaries that trade in the ERCOT market may be reduced, resulting in reduced transaction costs and credit exposures, which will provide for an efficient credit structure. This will also allow for a reduction in actual and contingent collateral, which will be achieved initially through offsetting transactions and over time by reducing the need to hedge the retail power supply through third parties, thus reducing collateral postings. In addition, with Reliant Energy’s base of retail customers, NRG now has a platform to build on the entire class of distributed generation and retail alternative energy technologies.
Credit Support
     On May 1, 2009, NRG arranged with Merrill Lynch Commodities, Inc. and certain of its affiliates, or Merrill Lynch, the former credit provider of RRI, to provide continuing credit support to Reliant Energy after closing the acquisition. In connection with entering into a transitional credit sleeve facility, or CSRA, NRG contributed $200 million of cash to Reliant Energy. In conjunction with the CSRA, NRG, Reliant Energy, counterparties, and Merrill Lynch novated some of NRG’s in-the-money trades to move collateral from NRG to Merrill Lynch, thereby reducing Merrill Lynch’s actual and contingent collateral supporting Reliant Energy out-of-money positions. As a result, $522 million of cash collateral held by NRG was moved to Merrill Lynch on the novation dates. NRG continues to record unrealized and realized gains/losses for these novated trades in its Texas and Northeast segments. The CSRA is scheduled to provide collateral support for Reliant Energy until November 1, 2010. NRG will also have two potential additional cash contribution obligations: (i) in October 2009 of $250 million if the actual collateral posted by Merrill Lynch exceeded the predetermined threshold as set forth in the CSRA; and (ii) in October 2010 for up to $400 million at the scheduled sleeve unwind. The monthly fee for the CSRA is 5.875% on an annualized basis of the predetermined exposure. As a result of the CSRA, NRG has significant credit risk with Merrill Lynch.
     Additionally, on May 1, 2009, NRG entered into a $50 million working capital facility with Merrill Lynch in connection with the acquisition of Reliant Energy. The facility requires that the Company comply with all terms of the CSRA. The maturity date is November 1, 2010, and NRG initially drew $25 million under the facility. These funds accrue interest at the prime rate.
     Reliant Energy conducts its business through RERH Holdings, LLC and subsidiaries, or RERH, Reliant Energy Texas Retail, LLC, and Reliant Energy Services Texas, LLC. The obligations of Reliant Energy under the CSRA are secured by first liens on substantially all of the assets of RERH. The obligations of RERH under the CSRA are non-recourse to NRG and its other non-pledgor subsidiaries. The CSRA agreement (a) restricts the ability of RERH to, among other actions, (i) encumber its assets; (ii) sell certain assets; (iii) incur additional debt; (iv) pay dividends or pay subordinated debt; (v) make investments or acquisitions; or (vi) enter into certain transactions with affiliates and (b) requires NRG to manage risks related to commodity prices. RERH is designed to maintain the separate nature of its assets in order to ensure that such assets are available first and foremost to satisfy the entities’ creditor claims. At June 30, 2009, the cash balance at RERH was $294 million.

Acquisition method of accounting
     The acquisition of Reliant Energy is accounted for under the acquisition method of accounting in accordance with SFAS 141R. Accordingly, NRG has conducted a preliminary assessment of net assets acquired and has recognized provisional amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, which are preliminary at June 30, 2009, while transaction and integration costs associated with the acquisition are expensed as incurred. The initial accounting for the business combination is not complete because the appraisals necessary to assess the fair values of the net assets acquired and the amount of goodwill (if any) to be recognized are still in process, and the Company is also in the process of valuing the tax basis of the net assets acquired, which will affect the deferred tax balances. The provisional amounts recognized are subject to revision as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments and the tax basis values will affect the final balance of goodwill.
     NRG paid RRI $287.5 million in cash at closing, funded from NRG’s cash on hand, and will remit approximately $82 million of acquired net working capital to RRI over the eight months following the closing, bringing cash consideration to approximately $370 million. On June 15, 2009, NRG paid $63 million to RRI as an initial remittance of acquired net working capital. NRG also recognized a $31 million non-cash gain on the settlement of a pre-existing relationship, representing the in-the-money value to NRG of an agreement that permits Reliant Energy to call on certain NRG gas plants when necessary for Reliant Energy to meet its load obligations. NRG has recorded this gain within “Operating Revenues” in its condensed consolidated statement of operations. This non-cash gain is considered a component of consideration in accordance with SFAS 141R, and together with cash consideration, brings total consideration to approximately $401 million.
     The following table summarizes the provisional values assigned to the net assets acquired, including cash acquired of $6 million, as of the acquisition date:

(In millions)

Assets
Current and non-current assets	$635
Property, plant and equipment	72
Intangible assets subject to amortization:
In-market customer contracts	733
Customer relationships	481
Trade names	178
In-market energy supply contracts	37
Other	6
Derivative assets	1,942
Deferred tax asset, net	11
Goodwill	—

Total assets acquired	4,095

Liabilities
Current and non-current liabilities	550
Derivative liabilities	2,996
Out-of-market energy supply and customer contracts	148

Total liabilities assumed	3,694

Net assets acquired	$401

     No goodwill is expected to be deductible for tax purposes.
     Current assets include accounts receivable with a preliminary fair value of $569 million and gross contractual amounts of $589 million at the time of acquisition. The Company expects to collect the fair value of the contractual cash flows; any difference between fair value and the amount collected will be an adjustment to the acquired working capital payment due to RRI.

     The Company, through its acquisition of Reliant Energy, is subject to material contingencies relating to Excess Mitigation Credits (see Note 14, Commitments and Contingencies) and Retail Replacement Reserve (see Note 15, Regulatory Matters). Due to the number of variables and assumptions involved in assessing the possible outcome of these matters, sufficient information does not exist to reasonably estimate the fair value of these contingent liabilities. These material contingencies have been evaluated in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5, and related guidance, and no provisional amounts for these matters have been recorded at the acquisition date. In addition, NRG provided certain indemnities in connection with the acquisition. See Note 17, Guarantees, to this Form 10-Q for further discussion.
    Fair value measurements
     The provisional fair values of the intangible assets/liabilities and property, plant and equipment at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in SFAS No. 157, Fair Value Measurement, or SFAS 157. Significant inputs were as follows:
•
Customer contracts — The fair value of the customer contracts, representing those with Reliant Energy’s C&I customers, was estimated based on the present value of the above/below market cash flows attributable to the contracts based on contract type, discounted utilizing a current market interest rate consistent with the overall credit quality of the portfolio. The fair values also accounted for Reliant Energy’s historical costs to acquire customers. The above/below market cash flows were estimated by comparing the expected cash flows to be generated based on existing contracted prices and expected volumes with the cash flows from estimated current market contract prices for the same expected volumes. The estimated current market contract prices were derived considering current market costs, such as price of energy, transmission and distribution costs, and miscellaneous fees, plus a normal profit margin. The customer contracts are amortized to revenues, over a weighted average amortization period of five years, based on expected volumes to be delivered for the portfolio.

•
Customer relationships — The customer relationships, reflective of Reliant Energy’s residential and small business customer base, or Mass, were valued using a variation of the income approach. Under this approach, the Company estimated the present value of expected future cash flows resulting from the existing customer relationships, considering attrition and charges for contributory assets (such as net working capital, fixed assets, software, workforce and trade names) utilized in the business, discounted at an independent power producer peer group’s weighted average cost of capital. The customer relationships are amortized to depreciation and amortization, over a weighted average amortization period of eight years, based on the expected discounted future net cash flows by year.

•
Trade names — The trade names were valued using a “relief from royalty” method, an approach under which fair value is estimated to be the present value of royalties saved because NRG owns the intangible asset and therefore does not have to pay a royalty for its use. The trade names were valued in two parts based on Reliant Energy’s two primary customer segments — Mass customers and C&I customers. The avoided royalty revenues were discounted at an independent power producer peer group’s weighted average cost of capital. The trade names are amortized to depreciation and amortization, on a straight-line basis, over 15 years.

•
Energy supply contracts — The fair value of the in-market and out-of-market energy supply contracts was determined in accordance with SFAS 157. These contracts are amortized over periods ranging through 2016, based on the expected delivery under the respective contracts.

•
Property, plant and equipment — The fair value of property, plant and equipment were valued using a cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

     The fair value of derivative assets and liabilities as of the acquisition date were determined in accordance with FAS 157. The breakdown of Level 1, 2 and 3 are as follows:

	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total

Derivative assets	$534	$1,375	$33	$1,942

Derivative liabilities	$534	$2,357	$105	$2,996

     Amortization of acquired intangible assets and out-of-market contracts
     The following table presents the estimated amortization related to the acquired intangible assets for 2009 — 2014:

Year Ended December 31,	Customer	Customer	Trade	Energy Supply
(in millions)	Contracts	Relationships	Names	Contracts

2009 (six months)	$178	$118	$6	$12
2010	208	106	12	—
2011	134	63	12	2
2012	93	47	12	3
2013	45	33	12	4
2014	—	26	12	4

     The following table presents the estimated amortization related to the acquired out-of-market contracts for 2009 — 2014:

Energy Supply
Year Ended December 31,	and Customer
(in millions)	Contracts

2009 (six months)	$ 49
2010	51
2011	18
2012	7
2013	3
2014	—

     Supplemental Pro Forma Information
     Since the acquisition date, Reliant Energy contributed $1,175 million of operating revenues and $233 million in net income attributable to NRG.
     The following supplemental pro forma information represents the results of operations as if NRG and Reliant Energy had combined at the beginning of the respective reporting periods:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Operating revenues	$2,672	$3,497	$5,716	$6,513
Net income attributable to NRG Energy, Inc.	493	268	578	548
Earnings per share attributable to NRG common stockholders:
Basic	$1.92	$1.08	$2.27	$2.20
Diluted	$1.78	$0.97	$2.07	$1.91

     The supplemental pro forma information has been adjusted to include the pro forma impact of amortization of intangible assets and out-of-market contracts, and depreciation of property, plant and equipment, based on the preliminary purchase price allocations. The pro forma data has also been adjusted to eliminate the non-recurring transaction costs incurred by NRG. Transactions between NRG and Reliant Energy have not been eliminated. The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the respective reporting periods, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

Significant Accounting Policies
     The following pertains to Reliant Energy, in addition to NRG’s significant accounting policies referred to in Note 1 to this Form 10-Q:
•
Revenues — Gross revenues for energy sales and services to mass customers and to C&I customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period end are estimated. Gross revenues also includes energy revenues from resales of purchased power and other hedging activities, which were $52 million for the two months ended June 30, 2009. These revenues represent a sale of excess supply to third parties in the market.

As of June 30, 2009, Reliant Energy recorded unbilled revenues of $433 million for energy sales and services. Accrued unbilled revenues are based on Reliant Energy’s estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

The revenues and the related energy supply costs include the estimates of customer usage based on initial usage information provided by the independent system operators and the distribution companies. Reliant Energy revises these estimates and records any changes in the period as additional settlement information becomes available (collectively referred to as market usage adjustments).

•
Cost of Energy — Reliant Energy records cost of energy for electricity sales and services to retail customers based on estimated supply volumes for the applicable reporting period. A portion of its cost of energy ($93 million as of June 30, 2009) consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities. In estimating supply volumes, Reliant Energy considers the effects of historical customer volumes, weather factors and usage by customer class. Reliant Energy estimates its transmission and distribution delivery fees using the same method that it uses for electricity sales and services to retail customers. In addition, Reliant Energy estimates ERCOT ISO fees based on historical trends, estimates supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as cost of operations in the applicable reporting period. See the discussion above regarding market usage adjustments.

•
Allowance for Doubtful Accounts — Reliant Energy accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings (for commercial and industrial customers), historical collections, accounts receivable agings and other factors. Reliant Energy writes-off accounts receivable balances against the allowance for doubtful accounts when it determines a receivable is uncollectible.

•
Gross Receipts Taxes — Reliant Energy records gross receipts taxes on a gross basis in revenues and cost of operations in its condensed consolidated statements of operations. During the two months ended June 30, 2009, Reliant Energy’s revenues and cost of operations included gross receipts taxes of $16 million.

•
Sales Taxes — Reliant Energy records sales taxes collected from its taxable customers and remitted to the various governmental entities on a net basis, thus, there is no impact on the Company’s condensed consolidated statement of operations.

Note 4 — Investments Accounted for by the Equity Method
     MIBRAG — On June 10, 2009, NRG completed the sale of its 50% ownership interest in Mibrag B.V. to a consortium of Severočeské doly Chomutov, a member of the CEZ Group, and J&T Group. Mibrag B.V.’s principal holding is MIBRAG, which is jointly owned by NRG and URS Corporation. As part of the transaction, URS Corporation also entered into an agreement to sell its 50% stake in MIBRAG.
     For its share, NRG received EUR 203 million ($284 million at an exchange rate of 1.40 US$/EUR), net of transaction costs. During the three and six months ended June 30, 2009, NRG recognized an after-tax gain of $128 million. Prior to completion of the sale, NRG continued to record its share of MIBRAG’s operations to “Equity in earnings of unconsolidated affiliates.”
     In connection with the transaction, NRG entered into a foreign currency forward contract to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract had a fixed exchange rate of 1.277 and required NRG to deliver EUR 200 million in exchange for $255 million on June 15, 2009. For the three and six months ended June 30, 2009, NRG recorded an exchange loss of $15 million and $24 million, respectively, on the contract within “Other (loss)/income, net.”
     NRG provided certain indemnities in connection with its share of the transaction. See Note 17, Guarantees, to this Form 10-Q for further discussion.
Note 5 — Fair Value of Financial Instruments
     The estimated carrying values and fair values of NRG’s recorded financial instruments are as follows:

	Carrying Amount		Fair Value
		December 31,		December 31,
	June 30, 2009	2008	June 30, 2009	2008
		(In millions)
Cash and cash equivalents	$2,282	$1,494	$2,282	$1,494
Funds deposited by counterparties	468	754	468	754
Restricted cash	19	16	19	16
Cash collateral paid in support of energy risk management activities	243	494	243	494
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	7	7	7	7
Marketable equity securities	4	2	4	2
Trust fund investments	318	305	318	305
Notes receivable	190	156	204	166
Derivative assets	5,582	5,485	5,582	5,485
Long-term debt, including current portion	8,619	8,019	8,267	7,475
Cash collateral received in support of energy risk management activities	468	760	468	760
Derivative liabilities	5,102	4,489	5,102	4,489

Recurring Fair Value Measurements
     The following table presents assets and liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

(In millions)	Fair Value
As of June 30, 2009	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,282	$—	$—	$2,282
Funds deposited by counterparties	468	—	—	468
Restricted cash	19	—	—	19
Cash collateral paid in support of energy risk management activities	243	—	—	243
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	—	—	7	7
Marketable equity securities	4	—	—	4
Trust fund investments	183	101	34	318
Derivative assets	1,063	4,394	125	5,582

Total assets	$4,262	$4,495	$166	$8,923

Cash collateral received in support of energy risk management activities	$468	$—	$—	$468
Derivative liabilities	1,043	3,984	75	5,102

Total liabilities	$1,511	$3,984	$75	$5,570

     The following table reconciles, for the six months ended June 30, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs
	(Level 3)
(In millions)		Trust Fund
Six months ended June 30, 2009	Debt Securities	Investments	Derivatives	Total

Beginning balance as of January 1, 2009	$7	$31	$49	$87
Total gains/(losses) (realized and unrealized)
Included in earnings	—	—	(30)	(30)
Included in nuclear decommissioning obligations	—	2	—	2
Purchases/(sales), net	—	1	(4)	(3)
Transfer into Level 3	—	—	35	35

Ending balance as of June 30, 2009	$7	$34	$50	$91

The amount of the total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held as of June 30, 2009	$—	$—	$28	$28

     Realized and unrealized gains and losses included in earnings that are related to the energy derivatives are recorded in operating revenues and cost of operations.
     In determining the fair value of NRG’s Level 2 and 3 derivative contracts, NRG applies a credit reserve to reflect credit risk which is calculated based on credit default swaps. As of June 30, 2009, the credit reserve resulted in a $23 million increase in fair value which is composed of a $1 million loss in OCI and a $24 million gain in operating revenue and cost of operations.
     This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Company’s financial statements in its 2008 Annual Report on Form 10-K.

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
     As the Company engages principally in the trading and marketing of its generation assets and retail business, some of NRG’s commercial activities qualify for hedge accounting under the requirements of SFAS 133. In order for the generation assets to qualify, the physical generation and sale of electricity should be highly probable at inception of the trade and throughout the period it is held, as is the case with the Company’s baseload plants. For this reason, many trades in support of NRG’s baseload units normally qualify for NPNS or cash flow hedge accounting treatment, and trades in support of NRG’s peaking units will generally not qualify for hedge accounting treatment, with any changes in fair value likely to be reflected on a mark-to-market basis in the statement of operations. Most of the retail load contracts either qualify for the NPNS exception or fail to meet the criteria for a derivative and the majority of the supply contracts are recorded under mark-to-market accounting. All of NRG’s hedging and trading activities are in accordance with the Company’s Risk Management Policy.
Energy-Related Commodities
     To manage the commodity price risk associated with the Company’s competitive supply activities and the price risk associated with wholesale and retail power sales from the Company’s electric generation facilities, NRG may enter into a variety of derivative and non-derivative hedging instruments, utilizing the following:
•	Forward contracts, which commit NRG to sell or purchase energy commodities or purchase fuels in the future.
•	Futures contracts, which are exchange-traded standardized commitments to purchase or sell a commodity or financial instrument.
•	Swap agreements, which require payments to or from counter-parties based upon the differential between two prices for a predetermined contractual, or notional, quantity.
•	Option contracts, which convey the right or obligation to buy or sell a commodity.
     The objectives for entering into derivative contracts designated as hedges include:
•
Fixing the price for a portion of anticipated future electricity sales through the use of various derivative instruments including gas collars and swaps at a level that provides an acceptable return on the Company’s electric generation operations.

•	Fixing the price of a portion of anticipated fuel purchases for the operation of NRG’s power plants.
•	Fixing the price of a portion of anticipated energy purchases to supply Reliant Energy’s customers.

     NRG’s trading activities include contracts entered into to profit from market price changes as opposed to hedging an exposure, and are subject to limits in accordance with the Company’s risk management policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. These trading activities are a complement to NRG’s competitive wholesale supply and retail operations.
Interest Rate Swaps
     NRG is exposed to changes in interest rates through the Company’s issuance of variable and fixed rate debt. In order to manage the Company’s interest rate risk, NRG enters into interest-rate swap agreements. As of June 30, 2009, NRG had interest rate derivative instruments extending through June 2019, all of which had been designated as either cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
     The following table summarizes the net notional volume buy/(sell) of NRG’s derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2009. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume as
		of June 30, 2009
Commodity	Units	(In millions)

Coal	Short Ton	67
Natural Gas	MMBtu	(572)
Power(a)	MWH	(30)
Interest	Dollars	$3,306

(a)	Power volumes include capacity sales.
Fair Value of Derivative Instruments
     The following table summarizes the fair value within the derivative instrument valuation on the balance sheet as of June 30, 2009:

	Fair Value
(In millions)	Derivatives Asset	Derivatives Liability

Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$6
Interest rate contracts long term	11	119
Commodity contracts current	337	7
Commodity contracts long term	414	47

Total Derivatives Designated as Cash Flow or Fair Value Hedges	762	179

Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Commodity contracts current	4,057	4,183
Commodity contracts long term	763	740

Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	4,820	4,923

Total Derivatives	$5,582	$5,102

Impact of Derivative Instruments on the Statement of Financial Performance
     The following table summarizes the amount of gain/(loss) resulting from fair value hedges reflected in interest income/(expense) for interest rate contracts:

Amount of gain/(loss) recognized	Three months ended	Six months ended
(In millions)	June 30, 2009	June 30, 2009

Derivative	$(7)	$(8)
Senior Notes (hedged item)	$7	$8

     The following table summarizes the location and amount of gain/(loss) resulting from cash flow hedges:

				Location of	Amount of
	Amount of	Location of	Amount of	gain/(loss)	gain/(loss)
	gain/(loss)	gain/(loss)	gain/(loss)	recognized in	recognized in
	recognized in OCI	reclassified from	reclassified from	income	income
(In millions)	(effective portion)	Accumulated	Accumulated	(ineffective	(ineffective
Three months ended June 30, 2009	after tax	OCI into Income	OCI into Income	portion)	portion)

Interest rate contracts	$13	Interest expense	$1	Interest expense	$—
Commodity contracts	(122)	Operating revenue	76	Operating revenue	(3)

Total	$(109)		$77		$(3)

				Location of	Amount of
	Amount of	Location of	Amount of	gain/(loss)	gain/(loss)
	gain/(loss)	gain/(loss)	gain/(loss)	recognized in	recognized in
	recognized in OCI	reclassified from	reclassified from	income	income
(In millions)	(effective portion)	Accumulated	Accumulated	(ineffective	(ineffective
Six months ended June 30, 2009	after tax	OCI into Income	OCI into Income	portion)	portion)

Interest rate contracts	$25	Interest expense	$—	Interest expense	$—
Commodity contracts	39	Operating revenue	323	Operating revenue	1

Total	$64		$323		$1

     The following table summarizes the amount of gain/(loss) recognized in income for derivatives not designated as cash flow or fair value hedges on commodity contracts:

Amount of gain/(loss) recognized in income or cost of operations for derivatives	Three months ended	Six months ended
(In millions)	June 30, 2009	June 30, 2009

Location of gain/(loss) recognized in income for derivatives:
Operating revenue	$(207)	$116
Cost of operations	$325	$273

     Credit Risk Related Contingent Features
     Certain of the Company’s hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements. Other agreements contain provisions that require the Company to post additional collateral if there was a one notch downgrade in the Company’s credit rating. There are certain marginable agreements where NRG has a net liability position but the counterparty has not called for the collateral due, which was approximately $87 million as of June 30, 2009. The aggregate fair value of all derivative instruments with credit rating contingent features that are in a net liability position as of June 30, 2009 was $54 million. The aggregate fair value of all derivative instruments that have adequate assurance clauses that are in a net liability position as of June 30, 2009 was $18 million.
     Under the CSRA, Merrill Lynch provides guarantees and the posting of collateral to the Company’s counterparties in supply transactions for the Company’s retail energy business. In the event of any unwind of the CSRA with Merrill Lynch, NRG will have to post collateral for any existing out-of-money hedging transactions that support the retail operation. The level of collateral posting would be determined based on the timing of the unwind, and the volume and pricing of the commodity hedging agreements. As of June 30, 2009, Merrill Lynch was providing $630 million in credit support to various counterparties. If Merrill Lynch experiences credit deterioration, NRG’s suppliers may require varying collateral amounts depending on Merrill Lynch’s credit rating, not to exceed $630 million.

   Concentration of Credit Risk
     Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties’ credit limits; (iii) the use of credit mitigation measures such as margin, collateral, credit derivatives or prepayment arrangements; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk with a diversified portfolio of counterparties, including ten participants under its first and second lien structure. The Company also has credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at NRG to cover the credit risk of the counterparty until positions settle.
     Under the current economic downturn in the U.S. and overseas, the Company has heightened its management and mitigation of counterparty credit risk by using credit limits, netting agreements, collateral thresholds, volumetric limits and other mitigation measures, where available. NRG avoids concentration of counterparties whenever possible and applies credit policies that include an evaluation of counterparties’ financial condition, collateral requirements and the use of standard agreements that allow for netting and other security.
     As of June 30, 2009, total credit exposure to substantially all counterparties was $2.1 billion and NRG held collateral (cash and letters of credit) against those positions of $469 million resulting in a net exposure of $1.7 billion, compared with a net exposure of $1.3 billion as of March 31, 2009. This increase is due to Merrill Lynch’s position as credit provider to Reliant Energy and the exposure resulting from novated trades that were completed as part of the acquisition of Reliant Energy, as discussed in Note 3 — Business Acquisition. Total credit exposure is discounted at the risk free rate.
     The following table highlights the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and normal purchase and sale, and non-derivative transactions. The exposure is shown net of collateral held, includes amounts net of receivables or payables and excludes non-affiliate third party exposure under the CSRA.

Net Exposure(a) (b) as of
June 30, 2009
Category	(% of Total)

Financial institutions	82%
Utilities, energy, merchants, marketers and other	14
Coal suppliers	2
ISOs	2

Total	100%

Net Exposure(a) (b) as of
June 30, 2009
Category	(% of Total)

Investment grade	94%
Non-Investment grade	—
Non-rated	6

Total	100%

(a)
Credit exposure excludes California tolling, uranium, coal transportation, New England Reliability Must-Run, cooperative load contracts, and Texas Westmoreland coal contracts. The aforementioned exposures were excluded for various reasons including regulatory support or liens held against the contracts which serve to reduce the risk of loss, or credit risks for certain contracts are not readily measurable due to a lack of market reference prices.

(b)
The exposure amounts presented in the above table do not include non-affiliate third party exposure under the CSRA. The gross credit exposure to third parties under the CSRA is $410 million, and the cash collateral held by Merrill Lynch against this exposure is $312 million.

     NRG has credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $707 million. NRG has significant credit risk concentration with Merrill Lynch primarily due to cash collateral held by Merrill Lynch for positions under the CSRA. NRG expects this risk to be significantly reduced when the Company unwinds the CSRA. Approximately 85% of NRG’s positions relating to credit risk roll-off by the end of 2011. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results from nonperformance by a counterparty.
     NRG is exposed to retail credit risk through our competitive electricity supply business, which serves commercial and industrial customers and the mass market in Texas. Retail credit risk results when a customer fails to pay for services rendered. The losses could be incurred from nonpayment of customer accounts receivable and any in-the-money forward value. NRG manages retail credit risk through the use of established credit policies that include monitoring of the portfolio, and the use of credit mitigation measures such as deposits or prepayment arrangement. Retail credit risk is dependent on the overall economy, but is minimized due to the fact that NRG’s portfolio of retail customers is largely diversified, with no significant single name concentration.
Accumulated Other Comprehensive Income
     The following table summarizes the effects of SFAS 133 on NRG’s accumulated OCI balance attributable to hedged derivatives, net of tax:

(In millions)	Energy	Interest
Three months ended June 30, 2009	Commodities	Rate	Total

Accumulated OCI balance at March 31, 2009	$567	$(79)	$488
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(76)	(1)	(77)
Mark-to-market of cash flow hedge accounting contracts	(46)	14	(32)

Accumulated OCI balance at June 30, 2009	$445	$(66)	$379

Gains/(losses) expected to be realized from OCI during the next 12 months, net of $181 tax	$303	$(3)	$300

(In millions)	Energy	Interest
Three months ended June 30, 2008	Commodities	Rate	Total

Accumulated OCI balance at March 31, 2008	$(493)	$(74)	$(567)
Realized from OCI during the period:
— Due to realization of previously deferred amounts	21	—	21
Mark-to-market of cash flow hedge accounting contracts	(763)	44	(719)

Accumulated OCI balance at June 30, 2008	$(1,235)	$(30)	$(1,265)

(In millions)	Energy	Interest
Six months ended June 30, 2009	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2008	$406	$(91)	$315
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(188)	—	(188)
— Due to discontinuance of cash flow hedge accounting	(135)	—	(135)
Mark-to-market of cash flow hedge accounting contracts	362	25	387

Accumulated OCI balance at June 30, 2009	$445	$(66)	$379

	Energy	Interest
(In millions)	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2007	$(234)	$(31)	$(265)
Realized from OCI during the period:
— Due to realization of previously deferred amounts	6	—	6
Mark-to-market of cash flow hedge accounting contracts	(1,007)	1	(1,006)

Accumulated OCI balance at June 30, 2008	$(1,235)	$(30)	$(1,265)

     As of June 30, 2009, the net balance in OCI relating to SFAS 133 was an unrecognized gain of approximately $379 million, which is net of $233 million in income taxes. As of June 30, 2008, the net balance in OCI relating to SFAS 133 was an unrecognized loss of approximately $1,265 million, which was net of $829 million in income taxes.
     Accounting guidelines require a high degree of correlation between the derivative and the hedged item throughout the period in order to qualify as a cash flow hedge. As of July 31, 2008, the Company’s regression analysis for natural gas prices to ERCOT power prices while positively correlated did not meet the required threshold for cash flow hedge accounting for calendar years 2012 and 2013. As a result, the Company de-designated its 2012 and 2013 ERCOT cash flow hedges as of July 31, 2008 and prospectively marked these derivatives to market. Since the required threshold for cash flow hedge accounting was achieved for these transactions, on April 1, 2009, these hedges were re-designated as cash flow hedges.
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

	Three Months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$192	$(15)	$176	$(25)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(35)	(7)	(104)	(12)
Net unrealized (losses)/gains on open positions related to economic hedges	(40)	(162)	309	(259)
(Losses)/gains on ineffectiveness associated with open positions treated as cash flow hedges	(3)	(333)	1	(378)
Net unrealized gains on open positions related to trading activity	1	15	8	31

Total unrealized gains/(losses)	$115	$(502)	$390	$(643)

			Six months ended
	Three months ended June 30,		June 30,
(In millions)	2009	2008	2009	2008

Revenue from operations — energy commodities	$(210)	$(502)	$117	$(643)
Cost of operations	325	—	273	—

Total impact to statement of operations	$115	$(502)	$390	$(643)

     For the six months ended June 30, 2009, the unrealized gain associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $390 million was comprised of $309 million of fair value increases in forward sales and purchases of natural gas, electricity and fuel, $1 million gain from ineffectiveness, $72 million gain from the reversal of mark-to-market losses and $8 million of gains associated with the Company’s trading activity. The $309 million gain from economic hedge positions includes $217 million recognized in earnings from previously deferred amounts in OCI as the Company discontinued cash flow hedge accounting for certain 2009 transactions in Texas and New York due to lower expected generation, and $92 million of increase in value of forward purchases and sales of natural gas, electricity and fuel due to decrease in forward power and gas prices. The $1 million gain is primarily from hedge accounting ineffectiveness related to gas trades in Texas which was driven by decreasing forward gas prices while forward power prices decreased at a slower pace. The Company recognized a derivative loss of $29 million resulting from discontinued NPNS designated coal purchases due to expected lower coal consumption and accordingly could not assert taking physical delivery. This amount is included in the Company’s cost of operations.

     The reversal of previously recognized unrealized losses on settled positions related to economic hedges of $192 million and $176 million for the three months and six months ended June 30, 2009, includes $210 million in gains from Reliant Energy representing roll-off of positions acquired as of May 1, 2009, at the acquisition date’s forward prices. These gains are offset by the losses at the settled prices and are reflected in the cost of operations during the same period.
     For the six months ended June 30, 2008, the unrealized loss associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $643 million was comprised of $259 million of fair value decreases in forward sales of electricity and fuel, a $378 million loss due to the ineffectiveness associated with financial forward contracted electric and gas sales, $37 million from the reversal of mark-to-market gains which ultimately settled as financial revenues of which $25 million was related to economic hedges and $12 million was related to trading activity. These decreases were partially offset by $31 million of gains associated with open positions related to trading activity.
     Discontinued Hedge Accounting — During the first half of 2009, a relatively sharp decline in commodity prices resulted in falling power prices and expected lower power generation for the remainder of 2009. As such, NRG discontinued cash flow hedge accounting for certain 2009 contracts previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted sales by baseload plants in Texas and Northeast. As a result, $217 million of gain previously deferred in OCI was recognized in earnings for the six months ended June 30, 2009.
     Discontinued Normal Purchase and Sale for Coal Purchases — Due to the decline in commodity prices during the first quarter of 2009, the Company’s coal consumption was lower than forecasted, and the Company built-up inventory due to lower baseload plant generation. The Company expected to net settle some of its coal purchases under NPNS designation and thus was no longer able to assert physical delivery under these coal contracts. The forward positions previously treated as accrual accounting have been reclassified into mark-to-market accounting during the first quarter and prospectively. The impact of discontinuance of coal NPNS designated transactions resulted in a derivative loss of $29 million that is reflected in the cost of operations for the six months ended June 30, 2009.
Note 7 — Long-Term Debt
   2019 Senior Notes
     On June 5, 2009, NRG issued $700 million aggregate principal amount of 8.5% Senior Notes due 2019, or 2019 Senior Notes, at a discount resulting in a yield of 8.75%. The 2019 Senior Notes were issued under an Indenture, dated February 2, 2006, between NRG and Law Debenture Trust Company of New York, as trustee, as amended through Supplemental Indentures, which is discussed in Note 11 — Debt and Capital Leases, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Indentures and the form of the notes provide, among other things, that the 2019 Senior Notes will be senior unsecured obligations of NRG.
     The net proceeds of $678 million are intended to be used to facilitate the early termination of NRG’s obligations pursuant to the CSRA, anticipated in the late third or early fourth quarter 2009. Prior to the termination, or in the event NRG does not reach agreement on acceptable terms with either Merrill Lynch or its counterparties, the net proceeds will be available for general corporate purposes. Interest is payable semi-annually on the 2019 Senior Notes beginning on December 15, 2009 until their maturity date of June 15, 2019. As of June 30, 2009, $700 million in principal was outstanding under the 2019 Senior Notes.
     Prior to June 15, 2012, NRG may redeem up to 35% of the aggregate principal amount of the 2019 Senior Notes with the net proceeds of certain equity offerings, at a redemption price of 108.5% of the principal amount. Prior to June 15, 2014, NRG may redeem all or a portion of the 2019 Senior Notes at a price equal to 100% of the principal amount plus a premium and accrued and unpaid interest. The premium is the greater of (i) 1% of the principal amount of the note; or (ii) the excess of the principal amount of the note over the following: the present value of 104.25% of the note, plus interest payments due on the note from the date of redemption through June 15, 2014, discounted at a Treasury rate plus 0.50%. In addition, on or after June 15, 2014, NRG may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption date:

Redemption
Redemption Period	Percentage

June 15, 2014 to June 14, 2015	104.25%
June 15, 2015 to June 14, 2016	102.83%
June 15, 2016 to June 14, 2017	101.42%
June 15, 2017 and thereafter	100.00%

   Interest Rate Swaps
     In May 2009, NRG entered into a series of forward-starting interest rate swaps. These interest rate swaps become effective on April 1, 2011 and are intended to hedge the risks associated with floating interest rates. For each of the interest rate swaps, the Company will pay its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives the monthly equivalent of a floating interest payment based on a 1-month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparties are made monthly and the LIBOR is determined in advance of each interest period. The total notional amount of these swaps is $900 million. The swaps mature February 1, 2013.
     Reliant Energy Acquisition
     See discussion in Note 3, Business Acquisition, regarding the CSRA as a result of the acquisition of Reliant Energy on May 1, 2009. Further, see discussion in Note 3, Business Acquisition, regarding the $50 million working capital facility entered into on May 1, 2009, of which $25 million is outstanding as of June 30, 2009.
     Senior Credit Facility
     In March 2009, NRG made a repayment of approximately $197 million to its first lien lenders under the Term Loan Facility. This payment resulted from the mandatory annual offer of a portion of NRG’s excess cash flow (as defined in the Senior Credit Facility) for the prior year.
   TANE Facility
     On February 24, 2009, Nuclear Innovation North America LLC, or NINA, executed an Engineering, Procurement and Construction, or EPC, agreement with Toshiba American Nuclear Energy Corporation, or TANE, which specifies the terms under which STP Units 3 and 4 will be constructed. Concurrent with the execution of the EPC agreement, NINA and TANE entered into a credit facility, or the TANE Facility, wherein TANE has committed up to $500 million to finance purchases of long-lead materials and equipment for the construction of STP Units 3 and 4. The TANE Facility matures on February 24, 2012, subject to two renewal periods, and provides for customary events of default, which include, among others: nonpayment of principal or interest; default under other indebtedness; the rendering of judgments; and certain events of bankruptcy or insolvency. Outstanding borrowings will accrue interest at LIBOR plus 3%, subject to a ratings grid, and are secured by substantially all of the assets of and membership interests in NINA and its subsidiaries. As of June 30, 2009, no amounts have been borrowed under the TANE Facility. NINA will be required to repay all outstanding amounts associated with its existing $20 million non-recourse revolving credit facility before borrowing under the TANE Facility.
   Debt Related to Capital Allocation Program
     Share Lending Agreements — On February 20, 2009, CSF I and CSF II, wholly-owned unrestricted subsidiaries of the Company, entered into Share Lending Agreements with affiliates of Credit Suisse Group, or CS, relating to the shares of NRG common stock currently held by CSF I and II in connection with the CSF I and CSF II issued notes and preferred interests agreements, or CSF Debt, originally entered into during the third quarter 2006, by and between CSF I and II and affiliates of CS. The Company entered into Share Lending Agreements due to the current lack of liquidity in the stock borrow market for NRG shares and in order to maintain the intended economic benefits of the CSF Debt agreements. As of June 30, 2009, CSF I and II have lent affiliates of CS 12,000,000 shares of the 21,970,903 shares of NRG common stock held by CSF I and II. The Share Lending Agreements permit affiliates of CS to borrow up to the total number of shares of NRG common stock held by CSF I and II.

     Shares borrowed by affiliates of CS under the Share Lending Agreements will be used to replace shares borrowed by affiliates of CS from third parties in connection with CS’ hedging activities related to the financing agreements.
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
     Adoption of FSP APB 14-1 — As discussed in Note 1, Basis of Presentation, the Company adopted FSP APB 14-1 on January 1, 2009. The following table summarizes certain information related to the CSF Debt in accordance with FSP APB 14-1:

	June 30,	December 31,
	2009	2008

Equity Component
Additional Paid-in Capital	$14	$14

Liability Component
Principal amount	$333	$333
Unamortized discount	(5)	(8)

Net carrying amount	$328	$325

     The unamortized discount will be amortized through the maturity of the CSF Debt. The CSF I debt has a maturity date of June 2010 and the CSF II debt has a maturity date of October 2009. Interest expense for the CSF Debt, including the debt discount amortization for the three and six months ended June 30, 2009, was $9 million and $18 million, respectively. Interest expense for the CSF Debt, including the debt discount amortization for the three and six months ended June 30, 2008 was $9 million and $19 million, respectively. The effective interest rate as of June 30, 2009, was 11.4% for the CSF I debt and 12.1% for the CSF II debt.
     Dunkirk Power LLC Tax-Exempt Bonds — On April 15, 2009, NRG executed a $59 million tax-exempt bond financing through its wholly owned subsidiary, Dunkirk Power LLC. The bonds were issued by the County of Chautauqua Industrial Development Agency and will be used for construction of emission control equipment on the Dunkirk Generating Station in Dunkirk, NY. The bonds initially bear weekly interest based on the Securities Industry and Financial Markets Association, or SIFMA, rate, have a maturity date of April 1, 2042, and are enhanced by a letter of credit under the Company’s Revolving Credit Facility covering amounts drawn on the facility. The proceeds received through June 30, 2009 were $34 million with the remaining balance being released over time as construction costs are paid.
     GenConn Energy LLC related financings — On April 27, 2009, a wholly owned subsidiary of NRG closed on an equity bridge loan facility, or EBL, in the amount of $121.5 million from a syndicate of banks. The purpose of the EBL is to fund the Company’s proportionate share of the project construction costs required to be contributed into GenConn Energy LLC, or GenConn, a 50% equity method investment of the Company. The EBL, which is fully collateralized with a letter of credit issued under the Company’s Synthetic Letter of Credit Facility covering amounts drawn on the facility, will bear interest at a rate of LIBOR plus 2% on drawn amounts. The EBL will mature on the earlier of the commercial operations date of the Middletown project or July 26, 2011. The EBL also requires mandatory prepayment of the portion of the loan utilized to pay costs of the Devon project, of approximately $56 million, on the earlier of Devon’s commercial operations date or January 27, 2011. The proceeds of the EBL received through June 30, 2009 were $70 million and the remaining amounts will be drawn as necessary to fund construction costs.
     In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a 7-year term loan facility, and also entered into a 5-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the revolving facility.

Note 8 — Changes in Capital Structure
     The following table reflects the changes in NRG’s common stock issued and outstanding during the six months ended June 30, 2009:

	Authorized	Issued	Treasury	Outstanding

Balance as of December 31, 2008	500,000,000	263,599,200	(29,242,483)	234,356,717
Shares issued from LTIP	—	216,741	—	216,741
Shares issued under NRG Employee Stock Purchase Plan, or ESPP	—	—	41,706	41,706
Shares borrowed by affiliates of CS	—	—	12,000,000	12,000,000
4.00% Preferred Stock conversion	—	20,650	—	20,650
5.75% Preferred Stock conversion	—	18,601,201	—	18,601,201

Balance as of June 30, 2009	500,000,000	282,437,792	(17,200,777)	265,237,015

Employee Stock Purchase Plan
     As of June 30, 2009, there were 458,294 shares of treasury stock reserved for issuance under the ESPP. In July 2009, 39,826 shares of common stock were issued to employee accounts from treasury stock.
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

	Preferred Stock	Conversion Rate	Common Stock
	Shares	(per share)	Shares

Balance as of December 31, 2008	1,841,680		—
Preferred shares converted by the holders prior to March 16, 2009	144,975	8.2712	1,199,116
Preferred shares automatically converted as of March 16, 2009	1,696,705	10.2564	17,402,085

Balance at June 30, 2009	—		18,601,201

4% Preferred Stock
     As of June 30, 2009, 413 shares of the 4% Preferred Stock were converted into 20,650 shares of common stock in 2009.

Note 9 — Equity Compensation
Non-Qualified Stock Options, or NQSO’s
     The following table summarizes the Company’s NQSO activity as of June 30, 2009, and changes during the six months then ended:

		Weighted	Aggregate Intrinsic
		Average	Value
	Shares	Exercise Price	(In millions)

Outstanding as of December 31, 2008	4,008,188	$25.84
Granted	1,297,300	23.37
Forfeited	(103,768)	27.18

Outstanding at June 30, 2009	5,201,720	25.20	$22
Exercisable at June 30, 2009	2,862,448	$21.87	18

     The weighted average grant date fair value of NQSO’s granted for the six months ended June 30, 2009, was $8.48.
     Restricted Stock Units, or RSU’s
     The following table summarizes the Company’s non-vested RSU awards as of June 30, 2009, and changes during the six months then ended:

		Weighted Average
		Grant-Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2008	1,061,996	$32.97
Granted	160,100	23.35
Vested	(293,312)	23.76
Forfeited	(36,040)	33.00

Non-vested as of June 30, 2009	892,744	$34.27

     Performance Units, or PU’s
     The following table summarizes the Company’s non-vested PU awards as of June 30, 2009, and changes during the six months then ended:

		Weighted Average
		Grant- Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2008	659,564	$22.81
Granted	310,800	22.52
Forfeited	(262,864)	19.33

Non-vested as of June 30, 2009	707,500	$24.15

     In the first half of 2009, there were no performance unit payouts in accordance with the terms of the performance units.
     Deferral Stock Units, or DSU’s
     The following table summarizes the Company’s outstanding DSU awards as of June 30, 2009, and changes during the six months then ended:

		Weighted Average
		Grant- Date
	Units	Fair Value Per Unit

Outstanding as of December 31, 2008	260,768	$18.50
Granted	65,437	22.77
Conversions	(22,156)	23.69

Outstanding as of June 30, 2009	304,049	$19.34

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
     The reconciliation of basic earnings per common share to diluted earnings per share attributable to NRG is as follows:

	Three Months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2009	2008	2009	2008

Basic earnings per share attributable to NRG common stockholders
Numerator:
Income/(loss) from continuing operations, net of income taxes	$433	$(41)	$631	$4
Dividends for preferred shares	(7)	(14)	(21)	(28)

Net income/(loss) available to common stockholders from continuing operations	426	(55)	610	(24)
Income from discontinued operations, net of income taxes	—	168	—	172
Net income attributable to NRG Energy, Inc. available to common stockholders	$426	$113	$610	$148

Denominator:
Weighted average number of common shares outstanding	253.2	235.9	245.2	236.1
Basic earnings per share:
Income/(loss) from continuing operations	$1.68	$(0.23)	$2.49	$(0.10)
Income from discontinued operations, net of income taxes	—	0.71	—	0.73

Net income attributable to NRG Energy, Inc.	$1.68	$0.48	$2.49	$0.63

Diluted earnings per share attributable to NRG common stockholders
Numerator:
Net income/(loss) available to common stockholders from continuing operations	$426	$(55)	$610	$(24)
Add preferred stock dividends for dilutive preferred stock	4	—	14	—

Adjusted income/(loss) from continuing operations	430	(55)	624	(24)
Income from discontinued operations, net of income taxes	—	168	—	172

Net income attributable to NRG Energy, Inc. available to common stockholders	$430	$113	$624	$148

Denominator:
Weighted average number of common shares outstanding	253.2	235.9	245.2	236.1
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1.0	—	1.0	—
Incremental shares attributable to assumed conversion features of outstanding preferred stock (if-converted method)	21.0	—	29.1	—

Total dilutive shares	275.2	235.9	275.3	236.1
Diluted earnings per share:
Income/(loss) from continuing operations	$1.56	$(0.23)	$2.27	$(0.10)
Income from discontinued operations, net of income taxes	—	0.71	—	0.73

Net income attributable to NRG Energy, Inc.	$1.56	$0.48	$2.27	$0.63

     For the three and six months ended June 30, 2008, basic and diluted per share amounts were the same within each period reported because potential common shares had an anti-dilutive effect on loss from continuing operations available to common shares and were excluded from the computation.

Effects on Earnings per Share
     The following table summarizes NRG’s outstanding equity instruments that were anti-dilutive and not included in the computation of the Company’s diluted earnings per share for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
(In millions of shares)	2009	2008	2009	2008

Equity compensation (NQSO’s and PU’s)	5.3	7.5	5.3	7.5
4.0% convertible preferred stock	—	21.0	—	21.0
5.75% convertible preferred stock	—	16.5	—	16.5
Embedded derivative of 3.625% redeemable perpetual preferred stock	16.0	16.0	16.0	16.0
Embedded derivative of CSF preferred interests and notes	7.6	18.3	7.6	18.3

Total	28.9	79.3	28.9	79.3

Note 11 — Segment Reporting
     NRG’s segment structure has changed to reflect the Company’s acquisition of Reliant Energy along with the previously reported core areas of operation which are primarily the geographic regions of the Company’s wholesale power generation, thermal and chilled water business, and corporate activities. Within NRG’s wholesale power generation operations, there are distinct components with separate operating results and management structures for the following regions: Texas, Northeast, South Central, West and International.
     In the second quarter 2009, management changed its method for allocating Corporate general and administrative expenses to the segments. Corporate general and administrative expenses had been allocated based on budgeted segment revenues. Beginning in the second quarter 2009, Corporate general and administrative expenses are allocated based on forecasted earnings/(losses) before interest expense, income taxes, depreciation and amortization expense.

		Wholesale Power Generation
(In millions)				South
Three months ended June 30, 2009	Reliant Energy (a)	Texas (b)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$1,175	$619	$237	$139	$42	$34	$28	$32	$(69)	$2,237
Depreciation and amortization	43	117	30	17	2	—	3	1	—	213
Equity in earnings/(loss) of unconsolidated affiliates	—	(7)	—	—	3	9	—	—	—	5
Income/(loss) from continuing operations before income taxes	414	107	42	(9)	19	128	—	(119)	—	582

Net income/(loss)	233	98	42	(9)	19	125	—	(76)	—	432
Net loss attributable to non-controlling interest	—	(1)	—	—	—	—	—	—	—	(1)

Net income/(loss) attributable to NRG Energy, Inc.	$233	$99	$42	$(9)	$19	$125	$—	$(76)	$—	$433

Total assets	$4,405	$13,680	$1,788	$929	$268	$766	$197	$22,809	$(17,537)	$27,305

(a)	Reliant Energy balances are for the two months ended June 30, 2009.

(b)	Includes inter-segment sales of $66 million to Reliant Energy.
     If the Company continued using the 2008 allocation method for corporate general and administrative expenses, the effect to net income/(loss) of each segment for the three months ended June 30, 2009 would have been as follows:

Net income/(loss) attributable to NRG Energy, Inc. as reported	$233	$99	$42	$(9)	$19	$125	$—	$(76)	$—	$433
Increase/(decrease) in net income/(loss) attributable to NRG Energy, Inc.	(11)	8	4	(1)	—	—	—	—	—	—

Adjusted net income/(loss) attributable to NRG Energy, Inc.	$222	$107	$46	$(10)	$19	$125	$—	$(76)	$—	$433

	Wholesale Power Generation
(In millions)			South
Three months ended June 30, 2008	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$751	$265	$172	$49	$43	$34	$3	$(1)	$1,316
Depreciation and amortization	113	25	17	3	—	2	1	—	161
Equity in (losses)/earnings of unconsolidated affiliates	(32)	—	—	(1)	14	—	—	—	(19)
Income/(loss) from continuing operations before income taxes	14	(45)	(6)	13	23	2	(85)	(10)	(94)
Income from discontinued operations, net of income taxes	—	—	—	—	168	—	—	—	168
Net income/(loss) attributable to NRG Energy, Inc.	$13	$(45)	$(6)	$13	$186	$2	$(26)	$(10)	$127

		Wholesale Power Generation
(In millions)				South
Six months ended June 30, 2009	Reliant Energy (a)	Texas (b)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$1,175	$1,544	$701	$301	$70	$68	$70	$36	$(70)	$3,895
Depreciation and amortization	43	234	59	34	4	—	5	3	—	382
Equity in earnings/(losses) of unconsolidated affiliates	—	(3)	—	—	4	26	—	—	—	27
Income/(loss) from continuing operations before income taxes	414	485	253	(8)	16	142	4	(228)	—	1,078

Net income/(loss)	233	315	253	(8)	16	137	4	(320)	—	630
Net loss attributable to non-controlling interest	—	(1)	—	—	—	—	—	—	—	(1)

Net income/(loss) attributable to NRG Energy, Inc.	$233	$316	$253	$(8)	$16	$137	$4	$(320)	$—	$631

(a)	Reliant Energy balances are for the two months ended June 30, 2009.

(b)	Includes inter-segment sales of $66 million to Reliant Energy.
     If the Company continued using the 2008 allocation method for corporate general and administrative expenses, the effect to net income/(loss) of each segment for the six months ended June 30, 2009 would have been as follows:

Net income/(loss) attributable to NRG Energy, Inc. as reported	$233	$316	$253	$(8)	$16	$137	$4	$(320)	$—	$631
Increase/(decrease) in net income/(loss) attributable to NRG Energy, Inc.	(11)	8	4	(1)	—	—	—	—	—	—

Adjusted net income/(loss) attributable to NRG Energy, Inc.	$222	$324	$257	$(9)	$16	$137	$4	$(320)	$—	$631

	Wholesale Power Generation
(In millions)			South
Six months ended June 30, 2008	Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$1,400	$625	$351	$87	$81	$78	$(2)	$(2)	$2,618
Depreciation and amortization	226	51	34	4	—	5	2	—	322
Equity in (losses)/earnings of unconsolidated affiliates	(50)	—	—	(3)	30	—	—	—	(23)
Income/(loss) from continuing operations before income taxes	81	14	33	25	47	7	(192)	(10)	5
Income from discontinued operations, net of income taxes	—	—	—	—	172	—	—	—	172
Net income/(loss) attributable to NRG Energy, Inc.	$50	$14	$33	$25	$210	$7	$(153)	$(10)	$176

Note 12 — Income Taxes
Effective Tax Rate
     Income taxes included in continuing operations were as follows:

	Three months ended June 30,
(In millions except otherwise noted)	2009	2008

Income tax expense (benefit)	$150	$(53)
Effective tax rate	25.8%	56.4%

     For the three months ended June 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to a reduction in the state and local income tax rate as a result of the Reliant Energy acquisition and the sale of the MIBRAG facility. For the three months ended June 30, 2008, NRG’s effective tax rate was increased primarily due to the movement of the valuation allowance established as result of capital losses generated in the period for which there is no projected capital gain or available tax planning strategies.
     Income taxes included in continuing operations were as follows:

	Six months ended June 30,
(In millions except otherwise noted)	2009	2008

Income tax expense	$448	$1
Effective tax rate	41.5%	20.0%

     For the six months ended June 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to an increase in valuation allowance as a result of capital losses generated in the six month period for which there are no projected capital gains or available tax planning strategies. Furthermore, the effective tax rate is decreased by the sale of the MIBRAG facility as well as a reduction of the state and local income tax rate as a result of the Reliant Energy acquisition. For the six months ended June 30, 2008, NRG’s overall effective tax rate was reduced primarily by foreign earnings that are taxed at rates in foreign jurisdictions lower than the U.S. statutory rate.

Deferred tax assets, liabilities and valuation allowance
     On a provisional basis, NRG established deferred tax assets of $1,205 million and deferred tax liabilities of $1,194 million as a result of NRG’s acquisition of Reliant Energy.

Valuation Allowance
     As of June 30, 2009, the Company’s valuation allowance was increased by approximately $80 million primarily due to losses generated in the period from derivative trading activity which require capital treatment for tax purposes. The Company increased its foreign valuation allowance by approximately $10 million.
Uncertain tax benefits
     As of June 30, 2009, NRG has recorded a $463 million non-current tax liability for unrecognized tax benefits, resulting from taxable earnings for the period for which there are no NOLs available to offset for financial statement purposes. NRG has accrued interest and penalties related to these unrecognized tax benefits of approximately $9 million for the six months ended June 30, 2009, and has accrued approximately $17 million since adoption. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
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
Tax Receivable and Payable
     As of June 30, 2009, the Company has recorded a tax receivable of approximately $49 million that represents a domestic federal tax receivable of $9 million and state tax receivable of $40 million, net of $6 million reserve. In addition, the Company has recorded a current payable of approximately $13 million which includes domestic tax payable of approximately $1 million as well as foreign taxes payable of approximately $12 million.

Note 13 — Benefit Plans and Other Postretirement Benefits
  NRG Defined Benefit Plans
     NRG sponsors and operates three defined benefit pension and other postretirement plans. The NRG Plan for Bargained Employees and the NRG Plan for Non-Bargained Employees are maintained solely for eligible legacy NRG participants. A third plan, the Texas Genco Retirement Plan, is maintained for participation solely by eligible employees. The total amount of employer contributions paid for the six months ended June 30, 2009 was $14 million. NRG expects to make $16 million in further contributions for the remainder of 2009. The total 2009 planned contribution of $30 million was a decrease of $30 million from the expected contributions as disclosed in Note 12 — Benefit Plans and Other Postretirement Benefits, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This decrease in the 2009 expected contributions is due to the adoption by the Company in March 2009 of the new funding method options now available. The new methods were made allowable under new IRS guidance on the application of recent Congressional legislation on funding requirements.
     The net periodic pension cost related to all of the Company’s defined benefit pension plans include the following components:

	Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Service cost benefits earned	$3	$3	$7	$7
Interest cost on benefit obligation	5	4	10	9
Prior service cost	1	—	1	—
Net gain	—	(1)	—	(1)
Expected return on plan assets	(4)	(3)	(8)	(7)

Net periodic benefit cost	$5	$3	$10	$8

The net periodic cost related to all of the Company’s other postretirement benefits plans includes the following components:

	Other Postretirement Benefits Plans
	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008

Service cost benefits earned	$1	$—	$2	$1
Interest cost on benefit obligation	1	2	3	3

Net periodic benefit cost	$2	$2	$5	$4

  STP Defined Benefit Plans
     NRG has a 44% undivided ownership interest in South Texas Project, or STP. South Texas Project Nuclear Operating Company, or STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. The total amount of employer contributions reimbursed to STPNOC for the six months ended June 30, 2009 was $2 million. The Company recognized net periodic costs related to its 44% interest in STP defined benefits plans of $2 million for both the three months ended June 30, 2009 and 2008, respectively. The Company recognized net periodic costs related to its 44% interest in STP defined benefits plans of $5 million and $4 million for the six months ended June 30, 2009 and 2008, respectively.

Note 14 — Commitments and Contingencies
  Operating Lease Commitments
     As a result of the acquisition of Reliant Energy, the Company’s operating lease commitments have increased primarily due to additional lease agreements for office space through 2021. As of June 30, 2009, eight additional office space locations were under lease for future commitments of approximately $89 million.
  Fuel Commitments
     NRG enters into long-term contractual arrangements to procure fuel and transportation services for the Company’s generation assets. NRG’s total net coal commitments, which span from 2009 through 2012, decreased by approximately $266 million during the six months ended June 30, 2009 as the 2009 monthly commitments were settled. In addition, NRG’s natural gas purchase commitments decreased by approximately $162 million during the six months ended June 30, 2009, as the 2009 monthly commitments were settled and average natural gas prices decreased.
     Purchased Power Commitments
     As a result of the acquisition of Reliant Energy, NRG is party to purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance sheet as of June 30, 2009. Minimum purchase commitment obligations under these agreements are as follows as of June 30, 2009:

(In millions)	Fixed Pricing(a)	Variable Pricing(b)

Remainder of 2009	$46	$85
2010	42	8
2011	24	—
2012	20	—
2013	10	—

Total	$142	$93

(a)	As of June 30, 2009, the maximum remaining term under any individual purchased power contract is four years.

(b)	For contracts with variable pricing components, estimated prices are based on forward commodity curves as of June 30, 2009.
  Other
     As a result of the acquisition of Reliant Energy, the Company acquired the naming rights, including advertising and other benefits, for a football stadium and other convention and entertainment facilities included in the stadium complex in Houston, Texas. Pursuant to this agreement, the Company is required to pay $10 million per year through 2031.
     See discussion in Note 3, Business Acquisition, regarding the CSRA as a result of the acquisition of Reliant Energy on May 1, 2009.
     First and Second Lien Structure
     NRG has granted first and second liens to certain counterparties on substantially all of the Company’s assets to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company’s lien counterparties may have a claim on NRG’s assets to the extent market prices exceed the hedged price. As of June 30, 2009 and July 23, 2009, all hedges under the first and second liens were in-the-money on a counterparty aggregate basis.
  RepoweringNRG Initiatives
     NRG has capitalized $32 million through June 30, 2009, for the repowering of its El Segundo generating facility in California. As a result of permitting delays related to on-going Natural Resource Defense Counsel claims, the El Segundo project will not reach its original completion date of June 1, 2011. The Company is contemplating certain PPA modifications including the commercial operations date.

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
 Exelon Related Litigation
  Delaware Chancery Court
     On November 11, 2008, Exelon and its wholly-owned subsidiary Exelon Xchange filed a complaint against NRG and NRG’s Board of Directors. The complaint alleges, among other things, that NRG’s Board of Directors failed to give due consideration and to take appropriate action in response to the acquisition proposal announced by Exelon on October 19, 2008, in which Exelon offered to acquire all of the outstanding shares of NRG common stock at an exchange ratio of 0.485 Exelon shares for each NRG common share. On November 14, 2008, NRG and NRG’s Board of Directors filed a motion to dismiss Exelon’s complaint on the grounds that it failed to state a claim upon which relief can be granted. On March 16, 2009, prior to responding to the motion to dismiss, Exelon and Exelon Xchange filed an amended complaint. The amended complaint seeks, among other things, declaratory and injunctive relief: (i) declaring that NRG and its Board of Directors breached its fiduciary duties by summarily rejecting the October 19, 2008 Exelon offer, by resorting to defensive measures to interfere with Exelon’s tender offer, and by making false and misleading statements to NRG stockholders; (ii) compelling NRG and its Board of Directors to approve the Exelon tender offer by waiving the application of Section 203 of the Delaware General Corporation Law; (iii) compelling NRG and its Board of Directors from taking any actions with respect to regulatory authorities that would thwart or interfere with the Exelon tender offer; and (iv) compelling NRG and its Board of Directors to correct any false and misleading statements to NRG stockholders and to disclose all material facts necessary for NRG stockholders to make informed decisions regarding the October 19, 2008 Exelon offer. On April 17, 2009, NRG and NRG’s Board of Directors filed a partial motion to dismiss the amended complaint asserting that many of the claims are subject to the business judgment rule, are premature, and should be dismissed for failure to state a claim upon which relief can be granted. Briefing on the motion commenced on June 12, 2009, and concluded on July 24, 2009. On July 28, 2009, Exelon, NRG, and NRG’s Board of Directors collectively filed a Stipulation of Dismissal of Exelon’s lawsuit, thereby ending the case.
     On December 11, 2008, the Louisiana Sheriffs’ Pension & Relief Fund and City of St. Claire Shores Police & Fire Retirement System, on behalf of themselves and all others similarly situated, served a previously filed complaint on NRG and its Board of Directors alleging substantially similar allegations as the Exelon complaint. On December 23, 2008, NRG and NRG’s Board of Directors filed a motion to dismiss the complaint on the grounds that it failed to state a claim upon which relief can be granted. On March 16, 2009, prior to responding to the motion to dismiss, these plaintiffs filed an amended complaint against only NRG’s Board of Directors. The amended complaint seeks, among other things, declaratory and injunctive relief: (i) declaring that it is a proper class action; (ii) declaring that the NRG Board of Directors breached its fiduciary duties by summarily rejecting the October 19, 2008 Exelon offer and by resorting to defensive measures designed to prevent any potential acquirer from entering into a value-maximizing transaction with NRG; (iii) compelling NRG’s Board of Directors to engage in a dialogue with Exelon to more fully understand the October 19, 2008 offer and to determine the potential for any improvement thereon; (iv) enjoining NRG from proceeding with the acquisition of Reliant Energy’s retail business; (v) enjoining the NRG’s Board of Directors from taking any actions designed to block a transaction with Exelon; and (vi) awarding plaintiffs their costs and fees. On April 17, 2009, the NRG Board of Directors filed a motion to dismiss the amended complaint asserting that it fails to state a claim upon which relief can be granted. Briefing on the motion commenced on June 11, 2009, and will conclude on a date to be determined at a July 31, 2009, hearing.

Mercer County, New Jersey Superior Court
     On January 6, 2009, three lawsuits previously filed against NRG and NRG’s Board of Directors on behalf of individual shareholders and all others similarly situated were consolidated into one case in the Law Division of the Superior Court of Mercer County, New Jersey. On January 21, 2009, the plaintiffs filed an Amended Consolidated Complaint in which they allege a single count of breach of fiduciary duty against NRG’s Board of Directors and seek injunctive relief: (i) declaring that the action is a class action and certifying plaintiffs as class plaintiffs and counsel as class counsel; (ii) declaring that defendants breached their fiduciary duties by summarily rejecting the Exelon offer; (iii) ordering defendants to negotiate with respect to the Exelon offer or with respect to another transaction to maximize shareholder value; (iv) ordering defendants to exempt Exelon’s offer from Section 203 of the Delaware General Corporations Law; (v) awarding compensatory damages including interest; (vi) awarding plaintiffs costs and fees; and (vii) granting other relief the Court deems proper. On February 20, 2009, NRG’s Board of Directors filed a motion to dismiss the amended consolidated complaint for failure to state a claim or, in the alternative, to stay the action in favor of the Delaware Chancery Court proceedings. On March 19, 2009, the plaintiffs filed their response and on April 6, 2009, NRG’s Board of Directors filed its reply. On April 17, 2009, and again on May 7, 2009, oral argument was held and on June 18, 2009, the court found in favor of NRG’s Board of Directors and stayed the consolidated lawsuits pending resolution of the purported class-action lawsuit filed in Delaware Chancery court by the Louisiana Sheriffs’ Pension & Relief Fund and City of St. Claire Shores Police & Fire Retirement System.
California Department of Water Resources
     This matter concerns, among other contracts and other defendants, the California Department of Water Resources, or CDWR, and its wholesale power contract with subsidiaries of WCP (Generation) Holdings, Inc., or WCP. The case originated with a February 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State of California. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that the Federal Energy Regulatory Commission, or FERC, abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, the FERC rejected this complaint, denied rehearing, and the case was appealed to the U.S. Court of Appeals for the Ninth Circuit where oral argument was held on December 8, 2004. On December 19, 2006, the Ninth Circuit decided that in the FERC’s review of the contracts at issue, the FERC could not rely on the Mobile-Sierra standard presumption of just and reasonable rates, where such contracts were not reviewed by the FERC with full knowledge of the then existing market conditions. WCP and others sought review by the U.S. Supreme Court. WCP’s appeal was not selected, but instead held by the Supreme Court. In the appeal that was selected by the Supreme Court, on June 26, 2008 the Supreme Court ruled: (i) that the Mobile-Sierra public interest standard of review applied to contracts made under a seller’s market-based rate authority; (ii) that the public interest “bar” required to set aside a contract remains a very high one to overcome; and (iii) that the Mobile-Sierra presumption of contract reasonableness applies when a contract is formed during a period of market dysfunction unless (a) such market conditions were caused by the illegal actions of one of the parties or (b) the contract negotiations were tainted by fraud or duress. In this related case, the U.S. Supreme Court affirmed the Ninth Circuit’s decision agreeing that the case should be remanded to FERC to clarify FERC’s 2003 reasoning regarding its rejection of the original complaint relating to the financial burdens under the contracts at issue and to alleged market manipulation at the time these contracts were formed. As a result, the U.S. Supreme Court then reversed and remanded the WCP CDWR case to the Ninth Circuit for treatment consistent with its June 26, 2008 decision in the related case. On October 20, 2008, the Ninth Circuit asked the parties in the remanded CDWR case, including WCP and the FERC, whether that Court should answer a question the U.S. Supreme Court did not address in its June 26, 2008, decision; whether the Mobile-Sierra doctrine applies to a third-party that was not a signatory to any of the wholesale power contracts, including the CDWR contract, at issue in that case. Without answering that reserved question, on December 4, 2008, the Ninth Circuit vacated its prior opinion and remanded the WCP CDWR case back to the FERC for proceedings consistent with the U.S. Supreme Court’s June 26, 2008, decision. On December 15, 2008, WCP and the other seller-defendants filed with FERC a Motion for Order Governing Proceedings on Remand. On January 14, 2009, the Public Utilities Commission of the State of California filed an Answer and Cross Motion for an Order Governing Procedures on Remand, and on January 28, 2009, WCP and the other seller-defendants filed their reply.
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

      On April 27, 2009, the U.S. Supreme Court granted certiorari in an unrelated proceeding involving the Mobile-Sierra doctrine that may affect the standard of review applied to the CDWR contract on remand before the FERC. Specifically, on March 18, 2008, the U.S. Court of Appeals for the DC Circuit rejected the appeals filed by the Attorneys General of the State of Connecticut and Commonwealth of Massachusetts regarding the settlement that established the current New England capacity market. The settlement, filed with FERC on March 7, 2006 provides for interim capacity transition payments for all generators in New England for the period starting December 1, 2006 through May 31, 2010 and for the Forward Capacity Market thereafter. The DC Circuit Court of Appeals rejected all substantive challenges to the settlement, but sustained one procedural argument relating to the applicability of the Mobile-Sierra doctrine to non-settling parties. NRG sought certiorari before the U.S. Supreme Court, which was granted on April 27, 2009, and on July 8, 2009, NRG submitted its brief.
Louisiana Generating, LLC
     On February 11, 2009, the U.S. Department of Justice acting at the request of the U.S. Environmental Protection Agency, or U.S. EPA, commenced a lawsuit against Louisiana Generating, LLC in federal district court in the Middle District of Louisiana alleging violations of the Clean Air Act, or CAA, at the Big Cajun II power plant. This is the same matter for which Notices of Violation, or NOVs, were issued to Louisiana Generating, LLC on February 15, 2005, and on December 8, 2006. Specifically, it is alleged that in the late 1990’s, several years prior to NRG’s acquisition of the Big Cajun II power plant from the Cajun Electric bankruptcy and several years prior to the NRG bankruptcy, modifications were made to Big Cajun II Units 1 and 2 by the prior owners without appropriate or adequate permits and without installing and employing the best available control technology, or BACT, to control emissions of nitrogen oxides and/or sulfur dioxides. The relief sought in the complaint includes a request for an injunction to: (i) preclude the operation of Units 1 and 2 except in accordance with the CAA; (ii) order the installation of BACT on Units 1 and 2 for each pollutant subject to regulation under the CAA; (iii) obtain all necessary permits for Units 1 and 2; (iv) order the surrender of emission allowances or credits; (v) conduct audits to determine if any additional modifications have been made which would require compliance with the CAA’s Prevention of Significant Deterioration program; (vi) award to the Department of Justice its costs in prosecuting this litigation; and (vii) assess civil penalties of up to $27,500 per day for each CAA violation found to have occurred between January 31, 1997, and March 15, 2004, up to $32,500 for each CAA violation found to have occurred between March 15, 2004, and January 12, 2009, and up to $37,500 for each CAA violation found to have occurred after January 12, 2009.
     On April 27, 2009, Louisiana Generating, LLC made several filings. First, it filed an objection in the Cajun Electric Cooperative Power, Inc.’s bankruptcy proceeding in the U.S. Bankruptcy Court for the Middle District of Louisiana to seek to prevent the bankruptcy from closing. Second, it filed a complaint in the same bankruptcy proceeding in the same court seeking a judgment that: (i) it did not assume liability from Cajun Electric for any claims or other liabilities under environmental laws with respect to Big Cajun II that arose, or are based on activities that were undertaken, prior to the closing date of the acquisition; (ii) it is not otherwise the successor to Cajun Electric; and (iii) Cajun Electric and/or the Bankruptcy Trustee are exclusively liable for the violations alleged in the February 11, 2009 lawsuit to the extent that such claims are determined to have merit. Last, it filed in the federal district court for the Middle District of Louisiana a Motion for an Extension of Time to File Responsive Pleadings arguing that the court should extend the May 11, 2009, deadline to respond to the February 11, 2009 lawsuit until such time as directed by the court following resolution of Louisiana Generating, LLC’s Motion for Stay of Proceedings Pending Resolution of Certain Bankruptcy Actions filed concurrently with the Motion for an Extension of Time. On May 4, 2009, the Department of Justice filed its opposition to the Motion for Stay. On June 4, 2009, after the recusal of the federal bankruptcy judge in this matter, the federal district court for the Middle District of Louisiana issued an order recommending that another bankruptcy judge be appointed to hear the matter. The decision, by the Chief Judge of the U.S. Court of Appeals for the Fifth Circuit, has yet to be made. On June 8, 2009, the parties filed a joint status report setting forth their views of the case and proposing a trial schedule. On June 18, 2009, Louisiana Generating, LLC filed a motion to bifurcate the Department of Justice lawsuit into separate liability and remedy phases, and on June 30, 2009, the Department of Justice filed its opposition.

Citizens for Clean Power
     On November 6, 2008, Citizens for Clean Power, or CCP, filed a notice of its intent to file a lawsuit under the CAA against Indian River Power, LLC, or IRP, seeking to enforce opacity limitations applicable to units 1, 2, 3, and 4. On January 5, 2009, the Delaware Department of Natural Resources and Environmental Control, or DNREC, filed a lawsuit relating to opacity issues against IRP in the Superior Court in Kent County, Delaware. On January 6, 2009, DNREC and IRP agreed to a consent order resolving the DNREC action in which IRP agreed to pay a $5,000 civil penalty and agreed to purchase for DNREC’s use an Ultrafine Particle Monitor for approximately $60,000. The consent order was filed with the court on February 6, 2009, and entered by the court on February 13, 2009, thereby precluding CCP’s ability under the CAA to commence its noticed lawsuit. On February 26, 2009, notwithstanding the entry of the consent order, CCP filed a complaint against IRP, in federal district court in Delaware. The complaint seeks injunctive and declarative relief in addition to civil penalties: (i) declaring that IRP violated the CAA through 6,304 opacity violations between 2004 and 2008; (ii) seeking civil penalties of up to $32,500 for each such violation; (iii) enjoining IRP from violating the CAA; (iv) ordering IRP to assess and mitigate any environmental injuries caused by its emissions; and (v) awarding CCP its fees and costs. On March 25, 2009, IRP filed a motion to dismiss the complaint, on April 7, 2009, CCP filed its opposition, and on April 20, 2009, IRP filed its reply. On July 23, 2009, the court dismissed the case thereby ending the matter.
Excess Mitigation Credits
     From January 2002 to April 2005, CenterPoint Energy applied excess mitigation credits, or EMCs, to its monthly charges to retail electric providers as ordered by the Public Utility Commission of Texas, or PUCT. The PUCT imposed these credits to facilitate the transition to competition in Texas, which had the effect of lowering the retail electric providers’ monthly charges payable to CenterPoint Energy. As indicated in its Petition for Review filed with the Supreme Court of Texas on June 2, 2008, CenterPoint Energy has claimed that the portion of those EMCs credited to Reliant Energy Retail Services, LLC, or RERS, a retail electric provider and NRG subsidiary acquired from RRI, totaled $385 million for RERS’s “Price to Beat” Customers. It is unclear what the actual number may be. “Price to Beat” was the rate RERS was required by state law to charge residential and small commercial customers that were transitioned to RERS from the incumbent integrated utility company commencing in 2002. In its original stranded cost case brought before the PUCT on March 31, 2004, CenterPoint Energy sought recovery of all EMCs that were credited to all retail electric providers, including RERS, and the PUCT ordered that relief in its Order on Rehearing in Docket No. 29526, on December 17, 2004. After an appeal to state district court, the court entered a final judgment on August 26, 2005, affirming the PUCT’s order with regard to EMCs credited to RERS. Various parties filed appeals of that judgment with the Court of Appeals for the Third District of Texas with the first such appeal filed on the same date as the state district court judgment and the last such appeal filed on October 10, 2005. On April 17, 2008, the Court of Appeals for the Third District reversed the lower court’s decision ruling that CenterPoint Energy’s stranded cost recovery should exclude only EMCs credited to RERS for its “Price to Beat” customers. On June 2, 2008, CenterPoint Energy filed a Petition for Review with the Supreme Court of Texas and on June 19, 2009, the Court agreed to consider the CenterPoint Energy appeal as well as two related petitions for review filed by other entities. Oral argument will occur on October 6, 2009.
     In November 2008, CenterPoint Energy and RRI, on behalf of itself and affiliates including RERS, agreed to suspend unexpired deadlines, if any, related to limitations periods that might exist for possible claims against REI and its affiliates if CenterPoint Energy is ultimately not allowed to include in its stranded cost calculation those EMCs previously credited to RERS. Regardless of the outcome of the Texas Supreme Court proceeding, NRG believes that any possible future CenterPoint Energy claim against RERS for EMCs credited to RERS would lack legal merit. No such claim has been filed.
Disputed Claims Reserve
     As part of NRG’s plan of reorganization, NRG funded a disputed claims reserve for the satisfaction of certain general unsecured claims that were disputed claims as of the effective date of the plan. Under the terms of the plan, as such claims are resolved, the claimants are paid from the reserve on the same basis as if they had been paid out in the bankruptcy. To the extent the aggregate amount required to be paid on the disputed claims exceeds the amount remaining in the funded claims reserve, NRG will be obligated to provide additional cash and common stock to satisfy the claims. Any excess funds in the disputed claims reserve will be reallocated to the creditor pool for the pro rata benefit of all allowed claims. The contributed common stock and cash in the reserves is held by an escrow agent to complete the distribution and settlement process. Since NRG has surrendered control over the common stock and cash provided to the disputed claims reserve, NRG recognized the issuance of the common stock as of December 6, 2003, and removed the cash amounts from the balance sheet. Similarly, NRG removed the obligations relevant to the claims from the balance sheet when the common stock was issued and cash contributed.

     On April 3, 2006, the Company made a supplemental distribution to creditors under the Company’s Chapter 11 bankruptcy plan, totaling $25 million in cash and 5,082,000 shares of common stock. On December 18, 2008, NRG filed with the U.S. Bankruptcy Court for the Southern District of New York a Closing Report and an Application for Final Decree Closing the Chapter 11 Case for NRG Energy, Inc. et al and on December 29, 2008, the court entered the Final Decree. As of December 21, 2008, the reserve held approximately $9.8 million in cash and 1,282,783 shares of common stock. On December 21, 2008, the Company issued an instruction letter to The Bank of New York Mellon to distribute all remaining cash and stock in the Disputed Claims Reserve to NRG’s creditors. On January 12, 2009, The Bank of New York Mellon commenced the distribution of all remaining cash and stock in the Disputed Claim Reserve to the Company’s creditors pursuant to NRG’s Chapter 11 bankruptcy plan and on July 13, 2009, that distribution was complete.
Note 15 — Regulatory Matters
     NRG operates in a highly regulated industry and is subject to regulation by various federal and state agencies. As such, NRG is affected by regulatory developments at both the federal and state levels and in the regions in which NRG operates. In addition, NRG is subject to the market rules, procedures and protocols of the various ISO markets in which NRG participates. These power markets are subject to ongoing legislative and regulatory changes that may impact NRG’s wholesale and retail businesses.
     In addition to the regulatory proceedings noted below, NRG and its subsidiaries are a party to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect NRG’s consolidated financial position, results of operations, or cash flows.
     PJM — By Order dated March 17, 2009, the U.S. Court of Appeals for the DC Circuit denied the remaining appeals of the FERC orders establishing the RPM capacity market. In February of 2009, the entities representing load interests, including the New Jersey Board of Public Utilities, the District of Columbia Office of the People’s Counsel, and the Maryland Office of People’s Counsel, agreed to withdraw their appeals regarding the establishment of the RPM market design.
     On June 18, 2009, FERC denied rehearing of its order dated September 19, 2008 dismissing a complaint filed by the Maryland Public Service Commission, together with other load interests, against PJM challenging the results of the RPM transition Base Residual Auctions for installed capacity, held between April 2007 and January 2008. The complaint had sought to replace the auction-determined results for installed capacity for the 2008/2009, 2009/2010, and 2010/2011 delivery years with administratively-determined prices, and thus the auction prices are expected to be realized.
     Retail (Replacement Reserve) — On November 14, 2006, Constellation Energy Commodities Group, or Constellation, filed a complaint with the PUCT alleging that ERCOT misapplied the Replacement Reserve Settlement, or RPRS, Formula contained in the ERCOT protocols from April 10, 2006, through September 27, 2006. Specifically, Constellation disputed approximately $4 million in under-scheduling charges for capacity insufficiency asserting that ERCOT applied the wrong protocol. Reliant Energy Power Supply, or REPS, other market participants, ERCOT, and PUCT Staff opposed Constellation’s complaint. On January 25, 2008, the PUCT entered an order finding that ERCOT correctly settled the capacity insufficiency charges for the disputed dates in accordance with ERCOT protocols and denied Constellation’s complaint. On April 9, 2008, Constellation appealed the PUCT order to the Civil District Court of Travis County, Texas and on June 19, 2009, the court issued a judgment reversing the PUCT order, finding that the ERCOT protocols were in irreconcilable conflict with each other.
     On July 20, 2009, REPS filed an appeal to the Third Court of Appeals in Travis County, Texas, thereby staying the effect of the trial court’s decision. If all appeals are unsuccessful, on remand to the PUCT, it would determine the appropriate methodology for giving effect to the trial court’s decision. It is not known at this time whether only Constellation’s under-scheduling charges, the under-scheduling charges of all other QSEs that disputed REPS charges for the same time frame, the entire market, or some other approach would be used for any resettlement.
     Under the PUCT ordered formula, Qualified Scheduling Entities, or QSEs, who under-scheduled capacity within any of ERCOT’s four congestion zones were assessed under-scheduling charges which defrayed the costs incurred by ERCOT for RPRS that would otherwise be spread among all load-serving QSEs. Under the Court’s decision, all RPRS costs would be assigned to all load-serving QSEs based upon their load ratio share without assessing any separate charge to those QSEs who under-scheduled capacity. If under-scheduling charges for capacity insufficient QSEs were not used to defray RPRS costs, REPS’s share of the total RPRS costs allocated to QSEs would increase.

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
Environmental Capital Expenditures
     Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred during the remainder of 2009 through 2013 to meet NRG’s environmental commitments will be approximately $1.1 billion and are primarily associated with controls on the Company’s Big Cajun and Indian River facilities. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under the Phase II 316(b) Rule. NRG continues to explore cost effective alternatives that can achieve desired results. This estimate reflects anticipated schedules and controls related to the Clean Air Interstate Rule, or CAIR, Maximum Achievable Control Technology, or MACT, for mercury, and the Phase II 316(b) Rule which are under remand to the U.S. EPA, and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.
Northeast Region
     NRG operates electric generating units located in Connecticut, Delaware, Maryland, Massachusetts and New York which are subject to RGGI. These units must surrender one allowance for every U.S. ton of CO2 emitted with true up for 2009-2011 occurring in 2012. Allowances are partially allocated only in the state of Delaware. In 2008, NRG emitted approximately 12 million tonnes of CO2 in RGGI states, although 2009 is tracking lower than 2008 year to date. NRG believes that to the extent CO2 will not be fully reflected in wholesale electricity prices, the direct financial impact on the Company is likely to be negative as costs will be incurred in the course of securing the necessary RGGI allowances and offsets at auction and in the market.
     In January 2006, NRG’s Indian River Operations, Inc. received a letter of informal notification from the DNREC stating that the Company may be a potentially responsible party with respect to a historic captive landfill. On October 1, 2007, NRG signed an agreement with DNREC to investigate the site through the Voluntary Clean-up Program. On February 4, 2008, the DNREC issued findings that no further action is required in relation to surface water and that a previously planned shoreline stabilization project would adequately address shoreline erosion. The landfill itself will require a further Remedial Investigation and Feasibility Study to determine the type and scope of any additional work required. Until the Remedial Investigation and Feasibility Study is completed, the Company is unable to predict the impact of any required remediation.
     On May 29, 2008, the DNREC requested that NRG’s Indian River Operations, Inc. participate in the development and performance of a Natural Resource Damage Assessment, or NRDA, at the Burton Island Old Ash Landfill. NRG is currently working with the DNREC and other trustees to close out the assessment phase.
South Central Region
     On February 11, 2009, the U.S. Department of Justice acting at the request of the U.S. EPA commenced a lawsuit against Louisiana Generating, LLC in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. This is the same matter for which NOVs, were issued to Louisiana Generating, LLC on February 15, 2005, and on December 8, 2006. Further discussion on this matter can be found in Note 14 — Commitments and Contingencies, Louisiana Generating, LLC.

Note 17 — Guarantees
     NRG and its subsidiaries enter into various contracts that include indemnification and guarantee provisions as a routine part of the Company’s business activities. Examples of these contracts include asset purchases and sale agreements, commodity sale and purchase agreements, retail contracts, joint venture agreements, EPC agreements, operation and maintenance agreements, service agreements, settlement agreements, and other types of contractual agreements with vendors and other third parties, as well as affiliates. These contracts generally indemnify the counterparty for tax, environmental liability, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. In some cases, NRG’s maximum potential liability cannot be estimated, since the underlying agreements contain no limits on potential liability. The Company is also obligated with respect to customer deposits associated with Reliant Energy.
     This Note 17 should be read in conjunction with the complete description under Note 25, Guarantees, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.
     In connection with the agreement to sell its 50% ownership interest in Mibrag B.V., NRG executed an agreement guaranteeing the performance of its subsidiary Lambique Beheer under the purchase and sale agreement. This agreement indemnifies the buyer for tax, environmental liability and other matters, as well as breaches of representations and warranties and is limited to EUR 206 million.
     NRG signed a guarantee agreement on behalf of its subsidiary NRG Retail, LLC guaranteeing the payment and performance of its obligations under the LLC Membership Interest Purchase Agreement and related agreements with RRI in connection with the purchase of its retail business, including purchase price and acquired net working capital. In accordance with the LLC Membership Interest Purchase Agreement, on May 1, 2009, NRG signed an agreement guaranteeing payments up to $85 million related to the Restated Power Purchase Agreement with FPL Energy Upton Wind II, LLC. NRG has no reason to believe that the Company currently has any material liability relating to such routine indemnification obligations.

Note 18 — Condensed Consolidating Financial Information
     As of June 30, 2009, the Company had outstanding $1.2 billion of 7.25% Senior Notes due 2014, $2.4 billion of 7.375% Senior Notes due 2016, $1.1 billion of 7.375% Senior Notes due 2017, and $700 million of 8.50% Senior Notes due 2019. These notes are guaranteed by certain of NRG’s current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries.
     Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2009:

Arthur Kill Power LLC	NRG Devon Operations Inc.
Astoria Gas Turbine Power LLC	NRG Dunkirk Operations, Inc.
Berrians I Gas Turbine Power LLC	NRG El Segundo Operations Inc.
Big Cajun II Unit 4 LLC	NRG Generation Holdings, Inc.
Cabrillo Power I LLC	NRG Huntley Operations Inc.
Cabrillo Power II LLC	NRG International LLC
Chickahominy River Energy Corp.	NRG Kaufman LLC
Commonwealth Atlantic Power LLC	NRG Mesquite LLC
Conemaugh Power LLC	NRG MidAtlantic Affiliate Services Inc.
Connecticut Jet Power LLC	NRG Middletown Operations Inc.
Devon Power LLC	NRG Montville Operations Inc.
Dunkirk Power LLC	NRG New Jersey Energy Sales LLC
Eastern Sierra Energy Company	NRG New Roads Holdings LLC
El Segundo Power, LLC	NRG North Central Operations, Inc.
El Segundo Power II LLC	NRG Northeast Affiliate Services Inc.
GCP Funding Company LLC	NRG Norwalk Harbor Operations Inc.
Hanover Energy Company	NRG Operating Services Inc.
Hoffman Summit Wind Project LLC	NRG Oswego Harbor Power Operations Inc.
Huntley IGCC LLC	NRG Power Marketing LLC
Huntley Power LLC	NRG Rocky Road LLC
Indian River IGCC LLC	NRG Saguaro Operations Inc.
Indian River Operations Inc.	NRG South Central Affiliate Services Inc.
Indian River Power LLC	NRG South Central Generating LLC
James River Power LLC	NRG South Central Operations Inc.
Kaufman Cogen LP	NRG South Texas LP
Keystone Power LLC	NRG Texas LLC
Lake Erie Properties Inc.	NRG Texas C & I Supply LLC (a)
Langford Wind Power, LLC (a)	NRG Texas Holding Inc. (a)
Louisiana Generating LLC	NRG Texas Power LLC
Middletown Power LLC	NRG West Coast LLC
Montville IGCC LLC	NRG Western Affiliate Services Inc.
Montville Power LLC	Oswego Harbor Power LLC
NEO Chester-Gen LLC	Padoma Wind Power, LLC
NEO Corporation	Reliant Energy Services Texas LLC (a)
NEO Freehold-Gen LLC	Reliant Energy Texas Retail LLC (a)
NEO Power Services Inc.	Saguaro Power LLC
New Genco GP LLC	San Juan Mesa Wind Project II, LLC
Norwalk Power LLC	Somerset Operations Inc.
NRG Affiliate Services Inc.	Somerset Power LLC
NRG Arthur Kill Operations Inc.	Texas Genco Financing Corp.
NRG Asia-Pacific Ltd.	Texas Genco GP, LLC
NRG Astoria Gas Turbine Operations Inc.	Texas Genco Holdings, Inc.
NRG Bayou Cove LLC	Texas Genco LP, LLC
NRG Cabrillo Power Operations Inc.	Texas Genco Operating Services, LLC
NRG Cadillac Operations Inc.	Texas Genco Services, LP
NRG California Peaker Operations LLC	Vienna Operations, Inc.
NRG Cedar Bayou Development Company LLC	Vienna Power LLC
NRG Connecticut Affiliate Services Inc.	WCP (Generation) Holdings LLC
NRG Construction LLC	West Coast Power LLC
(a)	Added as guarantors to the 2019 Notes on July 14, 2009.

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Operating Revenues
Total operating revenues	$1,025	$1,254	$32	$(74)	$2,237

Operating Costs and Expenses
Cost of operations	596	719	1	(74)	1,242
Depreciation and amortization	157	54	2	—	213
Selling, general and administrative	17	51	63	—	131
Acquisition related transaction and integration costs	—	—	23	—	23
Development costs	2	3	4	—	9

Total operating costs and expenses	772	827	93	(74)	1,618

Operating Income/(Loss)	253	427	(61)	—	619
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	120	—	477	(597)	—
Equity in earnings of unconsolidated affiliates	3	2	—	—	5
Gain on sale of equity method investment	—	128	—	—	128
Other income/(loss), net	2	(12)	(1)	—	(11)
Interest expense	(18)	(38)	(103)	—	(159)

Total other income/(expense)	107	80	373	(597)	(37)

Income/(Losses) Before Income Taxes	360	507	312	(597)	582
Income tax expense/(benefit)	97	174	(121)	—	150

Net Income	263	333	433	(597)	432
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)

Net Income attributable to NRG Energy, Inc.	$264	$333	$433	$(597)	$433

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$2,591	$1,349	$32	$ (77)	$3,895

Operating Costs and Expenses
Cost of operations	1,294	787	4	(77)	2,008
Depreciation and amortization	315	64	3	—	382
Selling general and administrative	34	54	126	—	214
Acquisition related transaction and integration costs	—	—	35	—	35
Development costs	4	5	13	—	22

Total operating costs and expenses	1,647	910	181	(77)	2,661

Operating Income/(Loss)	944	439	(149)	—	1,234
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	129	—	874	(1,003)	—
Equity in earnings of unconsolidated affiliates	4	23	—	—	27
Gain on sale of equity method investment	—	128	—	—	128
Other income/(loss), net	3	(19)	2	—	(14)
Interest expense	(66)	(59)	(172)	—	(297)

Total other income/(expense)	70	73	704	(1,003)	(156)

Income/(Losses) Before Income Taxes	1,014	512	555	(1,003)	1,078
Income tax expense/(benefit)	349	175	(76)	—	448

Net Income	665	337	631	(1,003)	630
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)

Net Income attributable to NRG Energy, Inc.	$666	$337	$631	$(1,003)	$631

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2009

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$8	$433	$1,841	$—	$2,282
Funds deposited by counterparties	468	—	—	—	468
Restricted cash	1	18	—	—	19
Accounts receivable, net	372	814	—	—	1,186
Inventory	514	16	—	—	530
Derivative instruments valuation	3,360	1,308	—	(274)	4,394
Cash collateral paid in support of energy risk management activities	214	29	—	—	243
Prepayments and other current assets	133	78	200	(201)	210

Total current assets	5,070	2,696	2,041	(475)	9,332

Net property, plant and equipment	10,653	927	29	—	11,609

Other Assets
Investment in subsidiaries	421	221	16,467	(17,109)	—
Equity investments in affiliates	31	332	—	—	363
Capital leases and notes receivable, less current portion	4,113	483	3,018	(7,131)	483
Goodwill	1,718	—	—	—	1,718
Intangible assets, net	800	1,308	34	(31)	2,111
Nuclear decommissioning trust fund	316	—	—	—	316
Derivative instruments valuation	864	547	11	(234)	1,188
Other non-current assets	32	10	143	—	185

Total other assets	8,295	2,901	19,673	(24,505)	6,364

Total Assets	$24,018	$6,524	$21,743	$(24,980)	$27,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$73	$421	$32	$(73)	$453
Accounts payable	(583)	1,010	430	—	857
Derivative instruments valuation	2,593	1,871	6	(274)	4,196
Deferred income taxes	575	(220)	(309)	—	46
Cash collateral received in support of energy risk management activities	468	—	—	—	468
Accrued expenses and other current liabilities	176	283	287	(128)	618

Total current liabilities	3,302	3,365	446	(475)	6,638

Other Liabilities
Long-term debt and capital leases	2,576	953	11,896	(7,131)	8,294
Nuclear decommissioning reserve	292	—	—	—	292
Nuclear decommissioning trust liability	217	—	—	—	217
Deferred income taxes	684	124	756	—	1,564
Derivative instruments valuation	275	776	89	(234)	906
Out-of-market contracts	259	150	—	(31)	378
Other non-current liabilities	419	29	466	—	914

Total non-current liabilities	4,722	2,032	13,207	(7,396)	12,565

Total liabilities	8,024	5,397	13,653	(7,871)	19,203

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	15,994	1,127	7,843	(17,109)	7,855

Total Liabilities and Stockholders’ Equity	$24,018	$6,524	$21,743	$(24,980)	$27,305

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Cash Flows from Operating Activities
Net income	$666	$337	$631	$(1,003)	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	197	(23)	(544)	343	(27)
Depreciation and amortization	315	64	3	—	382
Provision for bad debts	—	9	—	—	9
Amortization of nuclear fuel	19	—	—	—	19
Amortization of financing costs and debt discount/premiums	—	7	14	—	21
Amortization of intangibles and out-of-market contracts	(49)	64	—	—	15
Changes in deferred income taxes and liability for unrecognized tax benefits	100	14	331	—	445
Changes in nuclear decommissioning liability	15	—	—	—	15
Changes in derivatives	(198)	(170)	—	—	(368)
Changes in collateral deposits supporting energy risk management activities	274	(29)	—	—	245
Gain on sale of equity method investment	—	(128)	—	—	(128)
Gain on sale of assets	(1)	—	—	—	(1)
Gain on sale of emission allowances	(9)	—	—	—	(9)
Gain recognized on settlement of pre-existing relationship	—	—	(31)	—	(31)
Amortization of unearned equity compensation	—	—	13	—	13
Changes in option premium collected, net of acquisition	(265)	(5)	—	—	(270)
Cash provided by/(used by) changes in other working capital, net of acquisition	532	170	(941)	—	(239)

Net Cash Provided/(Used) by Operating Activities	1,596	310	(524)	(660)	722

Cash Flows from Investing Activities
Intercompany loans to from subsidiaries	(901)	—	160	741	—
Acquisition of Reliant Energy, net of cash acquired	—	(57)	(288)	—	(345)
Investment in Reliant Energy	—	200	(200)	—	—
Capital expenditures	(263)	(109)	(2)	—	(374)
(Increase)/decrease in restricted cash, net	6	(9)	—	—	(3)
Decrease/(increase) in notes receivable	—	(47)	36	—	(11)
Purchases of emission allowances	(52)	—	—	—	(52)
Proceeds from sale of emission allowances	15	—	—	—	15
Investment in nuclear decommissioning trust fund securities	(172)	—	—	—	(172)
Proceeds from sales of nuclear decommissioning trust fund securities	157	—	—	—	157
Proceeds from sale of assets, net	6	—	—	—	6
Other investment	—	—	(5)	—	(5)
Proceeds from sale of equity method investment	—	284	—	—	284

Net Cash Used by Investing Activities	(1,204)	262	(299)	741	(500)

Cash Flows from Financing Activities
Proceeds from intercompany loans	(188)	28	901	(741)	—
Payment from intercompany dividends	(330)	(330)	—	660	—
Payment of dividends to preferred stockholders	—	—	(21)	—	(21)
Receipt from/(payment of) financing element of acquired derivatives	102	(124)	—	—	(22)
Proceeds from sale of noncontrolling interest in subsidiary	—	50	—	—	50
Proceeds from issuance of long-term debt	34	98	688	—	820
Payment of deferred debt issuance costs	(1)	(1)	(27)	—	(29)
Payment of short and long-term debt	—	(20)	(213)	—	(233)

Net Cash (Used)/Provided by Financing Activities	(383)	(299)	1,328	(81)	565
Effect of exchange rate changes on cash and cash equivalents	—	1	—	—	1

Net Decrease in Cash and Cash Equivalents	10	274	504	—	788
Cash and Cash Equivalents at Beginning of Period	(2)	159	1,337	—	1,494

Cash and Cash Equivalents at End of Period	$8	$433	$1,841	$—	$2,282

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$1,222	$94	$—	$—	$1,316

Operating Costs and Expenses
Cost of operations	946	65	1	(1)	1,011
Depreciation and amortization	153	8	—	—	161
General and administrative	18	(7)	72	—	83
Development costs	(5)	1	8	—	4

Total operating costs and expenses	1,112	67	81	(1)	1,259

Operating Income/(Loss)	110	27	(81)	1	57
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	138	(32)	303	(409)	—
Equity in losses of unconsolidated affiliates	(1)	(18)	—	—	(19)
Other income, net	14	(4)	3	(1)	12
Interest expense	(51)	(18)	(75)	—	(144)

Total other income/(expense)	100	(72)	231	(410)	(151)

Income/(Loss) From Continuing Operations Before Income Taxes	210	(45)	150	(409)	(94)
Income tax (benefit)/expense	46	(25)	(74)	—	(53)

Income/(Loss) From Continuing Operations	164	(20)	224	(409)	(41)
Income from discontinued operations, net of income taxes	—	265	(97)	—	168

Net Income/(Loss) attributable to NRG Energy, Inc.	$164	$245	$127	$(409)	$127

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$2,423	$195	$—	$—	$2,618

Operating Costs and Expenses
Cost of operations	1,681	132	3	(1)	1,815
Depreciation and amortization	306	14	2	—	322
General and administrative	31	(4)	131	—	158
Development costs	(5)	3	18	—	16

Total operating costs and expenses	2,013	145	154	(1)	2,311

Operating Income/(Loss)	410	50	(154)	1	307
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	210	(50)	445	(605)	—
Equity in losses of unconsolidated affiliates	(3)	(20)	—	—	(23)
Other income, net	15	(1)	8	(1)	21
Interest expense	(102)	(39)	(159)	—	(300)

Total other income/(expense)	120	(110)	294	(606)	(302)

Income/(Loss) From Continuing Operations Before Income Taxes	530	(60)	140	(605)	5
Income tax expense/(benefit)	167	(33)	(133)	—	1

Income/(Loss) From Continuing Operations	363	(27)	273	(605)	4
Income from discontinued operations, net of income taxes	—	269	(97)	—	172

Net Income/(Loss) attributable to NRG Energy, Inc.	$363	$242	$176	$(605)	$176

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008

		Non-
	Guarantor	Guarantor	NRG Energy,		Consolidated
(In millions)	Subsidiaries	Subsidiaries	Inc.	Eliminations (a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$(2)	$159	$1,337	$—	$1,494
Funds deposited by counterparties	—	—	754	—	754
Restricted cash	7	9	—	—	16
Accounts receivable, net	422	42	—	—	464
Inventory	443	12	—	—	455
Derivative instruments valuation	4,600	—	—	—	4,600
Cash collateral paid in support of energy risk management activities	494	—	—	—	494
Prepayments and other current assets	130	37	278	(230)	215

Total current assets	6,094	259	2,369	(230)	8,492

Net Property, Plant and Equipment	10,725	791	29	—	11,545

Other Assets
Investment in subsidiaries	651	—	11,949	(12,600)	—
Equity investments in affiliates	26	464	—	—	490
Capital leases and note receivable, less current portion	598	435	3,177	(3,775)	435
Goodwill	1,718	—	—	—	1,718
Intangible assets, net	797	16	2	—	815
Nuclear decommissioning trust fund	303	—	—	—	303
Derivative instruments valuation	870	—	15	—	885
Other non-current assets	9	4	112	—	125

Total other assets	4,972	919	15,255	(16,375)	4,771

Total Assets	$21,791	$1,969	$17,653	$(16,605)	$24,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$67	$235	$229	$(67)	$464
Accounts payable	(1,302)	429	1,324	—	451
Derivative instruments valuation	3,976	3	2	—	3,981
Deferred income taxes	503	31	(333)	—	201
Cash collateral received in support of energy risk management activities	760	—	—	—	760
Accrued expenses and other current liabilities	507	48	333	(164)	724

Total current liabilities	4,511	746	1,555	(231)	6,581

Other Liabilities
Long-term debt and capital leases	2,730	1,014	7,729	(3,776)	7,697
Nuclear decommissioning reserve	284	—	—	—	284
Nuclear decommissioning trust liability	218	—	—	—	218
Deferred income taxes	705	(187)	672	—	1,190
Derivative instruments valuation	348	46	114	—	508
Out-of-market contracts	291	—	—	—	291
Other non-current liabilities	405	44	220	—	669

Total non-current liabilities	4,981	917	8,735	(3,776)	10,857

Total liabilities	9,492	1,663	10,290	(4,007)	17,438

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	12,299	306	7,116	(12,598)	7,123

Total Liabilities and Stockholders’ Equity	$21,791	$1,969	$17,653	$(16,605)	$24,808

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Cash Flows from Operating Activities
Net income	$363	$242	$176	$(605)	$176
Adjustments to reconcile net income to net cash provided by operating activities
Distributions and equity (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(207)	79	(445)	605	32
Depreciation and amortization	306	14	2	—	322
Amortization of nuclear fuel	30	—	—	—	30
Amortization of financing costs and debt discount/premiums	—	8	11	—	19
Amortization of intangibles and out-of-market contracts	(147)	—	—	—	(147)
Changes in deferred income taxes and liability for unrecognized tax benefits	(159)	(52)	307	—	96
Changes in nuclear decommissioning liability	17	—	—	—	17
Changes in derivatives	664	5	—	—	669
Changes in collateral deposits supporting energy risk management activities	(328)	—	—	—	(328)
Loss on disposal and sale of assets	2	—	—	—	2
Gain on sale of discontinued operations	—	(270)	—	—	(270)
Gain on sale of emission allowances	(42)	—	—	—	(42)
Amortization of unearned equity compensation	—	—	14	—	14
Changes in option premium collected	99	—	—	—	99
Cash provided by/(used by) changes in other working capital, net of dispositions affects	185	96	(534)	—	(253)

Net Cash Provided by/Used by Operating Activities	783	122	(469)	—	436

Cash Flows from Investing Activities
Intercompany (loans to)/receipts from subsidiaries	(81)	—	444	(363)	—
Capital expenditures	(201)	(204)	(4)	—	(409)
Increase in restricted cash	—	(1)	—	—	(1)
Decrease in notes receivable	—	21	—	—	21
Purchases of emission allowances	(4)	—	—	—	(4)
Proceeds from sale of emission allowances	61	—	—	—	61
Investment in nuclear decommissioning trust fund securities	(285)	—	—	—	(285)
Proceeds from sales of nuclear decommissioning trust fund securities	269	—	—	—	269
Proceeds from sale of discontinued operations and assets, net of cash divested	—	(59)	288	—	229
Proceeds from sale of assets	14	—	—	—	14
Equity investment in unconsolidated affiliate	—	—	(17)	—	(17)

Net Cash Provided/Used by Investing Activities	(227)	(243)	711	(363)	(122)

Cash Flows from Financing Activities
(Payments)/proceeds for intercompany loans	(523)	79	81	363	—
Receipt/(Payment) from intercompany dividend	—	17	(17)	—	—
Payments for dividends to preferred stockholders	—	—	(28)	—	(28)
Payment of financing element of acquired derivatives	(28)	—	—	—	(28)
Payments for treasury stock	—	—	(55)	—	(55)
Proceeds from issuance of common stock, net of issuance costs	—	—	8	—	8
Proceeds from sale of noncontrolling interest on subsidiary	—	50	—	—	50
Proceeds from issuance of long term debt	—	10	—	—	10
Payments for deferred debt issuance costs	—	—	(2)	—	(2)
Payments for short and long-term debt	—	(30)	(158)	—	(188)

Net Cash Provided by/Used by Financing Activities	(551)	126	(171)	363	(233)
Change in cash from discontinued operations	—	43	—	—	43
Effect of exchange rate changes on cash and cash equivalents	—	7	—	—	7

Net Increase in Cash and Cash Equivalents	5	55	71	—	131
Cash and Cash Equivalents at Beginning of Period	(4)	124	1,012	—	1,132

Cash and Cash Equivalents at End of Period	$1	$179	$1,083	$—	$1,263

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In this discussion and analysis, NRG discusses and explains its financial condition and results of operations, including:
•	Factors which affect the Company’s business;

•	NRG’s earnings and costs in the periods presented;

•	Changes in earnings and costs between periods;

•	Impact of these factors on NRG’s overall financial condition;

•	A discussion of new and ongoing initiatives that may affect NRG’s future results of operations and financial condition;

•	Expected future expenditures for capital projects; and

•	Expected sources of cash for future operations and capital expenditures.
     As you read this discussion and analysis, refer to the Company’s Condensed Consolidated Statements of Operations, which present the results of operations for the three and six months ended June 30, 2009 and 2008. NRG analyzes and explains the differences between periods in the specific line items of NRG’s Condensed Consolidated Statements of Operations. Also refer to NRG’s 2008 Annual Report on Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition, including:
•	Introduction and Overview section which provides a description of NRG’s business segments;

•	Strategy section;

•	Business Environment section, including how regulation, weather, and other factors affect NRG’s business; and

•	Critical Accounting Policies and Estimates section.
     The discussion and analysis below has been organized as follows:
•	Executive Summary, including introduction and overview, business strategy, and changes to the business environment during the period including regulatory and environmental matters;

•	Results of operations beginning with an overview of the Company’s consolidated results, followed by a more detailed discussion of those results by operating segment;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Known trends that may affect NRG’s results of operations and financial condition in the future, including the Reliant Energy acquisition and the disposition of the MIBRAG investment.

Executive Summary
Introduction and Overview
     NRG Energy, Inc., or NRG or the Company, is primarily a wholesale power generation company with a significant presence in major competitive power markets in the United States, as well as a major retail electricity franchise in the ERCOT (Texas) market. NRG is engaged in the ownership, development, construction and operation of power generation facilities, the transacting in and trading of fuel and transportation services, the trading of energy, capacity and related products in the United States and select international markets, and supply of electricity and energy services to retail electricity customers in the Texas market.
     As of June 30, 2009, NRG had a total global generation portfolio of 187 active operating fossil fuel and nuclear generation units, at 47 power generation plants, with an aggregate generation capacity of approximately 24,085 MW, and approximately 350 MW under construction which includes partners’ interests of 100 MW. In addition to its fossil fuel plant ownership, NRG has ownership interests in two wind farms representing an aggregate generation capacity of 270 MW, which includes partner interests of 75 MW. Within the U.S., NRG has one of the largest and most diversified power generation portfolios in terms of geography, fuel-type and dispatch levels, with approximately 23,080 MW of fossil fuel and nuclear generation capacity in 179 active generating units at 43 plants. In addition, NRG has ownership interests in two wind farms representing 195 MW of wind generation capacity. The Company’s power generation facilities are most heavily concentrated in Texas (approximately 11,175 MW, including the 195 MW from the two wind farms), the Northeast (approximately 7,015 MW), South Central (approximately 2,840 MW), and West (approximately 2,130 MW) regions of the U.S., and approximately 115 MW of additional generation capacity from the Company’s thermal assets.
     NRG’s principal domestic power plants consist of a mix of natural gas-, coal-, oil-fired, nuclear and wind facilities, representing approximately 46%, 32%, 16%, 5% and 1% of the Company’s total domestic generation capacity, respectively. In addition, 11% of NRG’s domestic generating facilities have dual or multiple fuel capacity, which allows plants to dispatch with the lowest cost fuel option.
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
     On May 1, 2009, NRG acquired Reliant Energy, which is the second largest mass market electricity provider to residential and commercial customers in Texas. Based on metered locations, as of June 30, 2009, Reliant Energy had approximately 1.6 million mass customers and 0.1 million C&I customers. Reliant Energy arranges for the transmission and delivery of electricity to customers, bills customers, collects payments for electricity sold and maintains call centers to provide customer service.
NRG’s Business Strategy
     NRG’s business strategy is intended to maximize shareholder value over time through the production and the sale of safe, reliable and affordable power to its customers and in the markets served by the Company. The key to successful implementation of this strategy is the Company’s sizable fleet of wholesale power generation assets in the U.S., its leading retail franchise in Texas and, increasingly, its position as an industry leader in the development of various types of low and no carbon generation technology. NRG utilizes its asset base as a platform for growth and development and as a source of cash flow generation which can be used for the return of capital to debt and equity holders. More specifically, the Company’s strategy is focused on: (i) top decile operating performance of its existing operating assets and enhanced operating performance of the Company’s commercial operations and hedging program; (ii) repowering of power generation assets at existing sites and development of new power generation projects; (iii) empowering retail customers with distinctive products and services that transform how they use, manage, and value energy; (iv) investment in energy-related new businesses and new technologies being developed and deployed in response to the twin societal dynamics to foster sustainability and combat climate change, and (v) engaging in a proactive capital allocation plan focused on achieving the regular return of capital to stockholders within the dictates of prudent balance sheet management. This strategy is supported by the Company’s five major initiatives (FORNRG, RepoweringNRG, econrg, Future NRG and NRG Global Giving) which are designed to enhance the Company’s competitive advantages in these strategic areas and enable the Company to convert the challenges faced by the power industry in the coming years into opportunities for financial growth. This strategy is being implemented by focusing on the following principles, which are more fully described in the Company’s 2008 Annual Report on Form 10-K:

     Operational Performance — The Company is focused on increasing value from its existing assets, primarily through the Company’s FORNRG initiative, commercial operations strategy, efficiency between the retail and wholesale business, and maintenance of appropriate levels of liquidity, debt and equity in order to ensure continued access to capital.
     Development — NRG is favorably positioned to pursue growth opportunities through expansion of its existing generating capacity and development of new generating capacity at its existing facilities, primarily through the Company’s RepoweringNRG initiative. NRG expects that these efforts will provide some or all of the following benefits: improved heat rates; lower delivered costs; expanded electricity production capability; improved ability to dispatch economically across the regional general portfolio; increased technological and fuel diversity; and reduce environmental impacts, including facilities that either have near zero GHG emissions or can be equipped to capture and sequester GHG emissions. Several of the Company’s original RepoweringNRG projects or projects commenced under that initiative since its inception may qualify for financial support under the infrastructure financing component of the American Recovery and Reinvestment Act.
     New Businesses and New Technology — NRG is focused on the development and investment in energy-related new businesses and new technologies where the benefits of such investments represent significant commercial opportunities and create a comparative advantage for the Company, including low or no GHG emitting energy generating sources, such as nuclear, wind, solar thermal, photovoltaic, “clean” coal and gasification, and the retrofit of post-combustion carbon capture technologies. A primary focus of this strategy is supported by the econrg initiative whereby NRG is pursuing investments in new generating facilities and technologies that are expected to be highly efficient and will employ no and low carbon technologies to limit CO2 emissions and other air emissions. While the Company’s effort in this regard to date has focused on businesses and technologies applicable to the centralized power station, the acquisition of Reliant Energy has put the Company in a position to consider and pursue smart meters and distributed “clean” solutions.
     Company-Wide Initiatives — In addition, the Company’s overall strategy is also supported by Future NRG and NRG Global Giving initiatives, which address workforce planning and community involvement and support, respectively.
     Finally, NRG will continue to pursue selective acquisitions, joint ventures and divestitures to enhance its asset mix and competitive position in the Company’s core markets. NRG intends to concentrate on opportunities that present attractive risk-adjusted returns. NRG will also opportunistically pursue other strategic transactions, including mergers, acquisitions or divestitures.
Business Environment — Financial Credit Market Availability
     Power generation companies are capital intensive and, as such, rely on the credit markets for liquidity and for the financing of power generation investments. At the end of the second quarter 2009, there were some indications that the nation’s credit markets began to recover although credit continued to be tight relative to previous years. As evidence of the markets’ improvement, in April 2009, GenConn Energy, a joint venture of NRG and the United Illuminating Company, closed on a $534 million project financing and NRG was able to issue $700 million of bonds in June 2009 with a 10 year maturity at a yield to maturity of 8.75%. NRG has a diversified liquidity program, with $4.0 billion in total liquidity, excluding funds deposited by counterparties, and a first and second lien structure that enables significant strategic hedging while reducing requirements for the posting of cash or letters of credit as collateral. NRG expects to continue to manage commodity price volatility through its strategic hedging program, under which the Company expects to hedge revenues and fuel costs. This program should provide the Company with the flexibility to enter into hedges opportunistically, such as when gas prices are increasing, while at the same time protecting NRG against longer-term volatility in the commodity markets. NRG transacts with a diversified pool of counterparties and actively manages the Company’s exposure to any single counterparty. See Part I, Item 2 — Liquidity and Capital Resources, and Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk for further discussion.
     The addition of Reliant Energy to NRG’s existing generation portfolio may provide opportunities to match generation to load directly which should reduce hedging and credit costs that both businesses would incur if hedged separately. Reliant Energy, which expects to lock in supply and thereby its margin as load is contracted, should also benefit from having better access to nonstandard products necessary to meet load. NRG expects to continue hedging the generation consistent with its prior practice, but now will benefit from having an additional outlet for its range of generation products.

Unsolicited Exelon Proposal
     On October 19, 2008, the Company received an unsolicited proposal from Exelon Corporation to acquire all of the outstanding shares of the Company and on November 12, 2008, Exelon announced a tender offer for all of the Company’s outstanding common stock. NRG’s Board of Directors, after carefully reviewing the proposal, unanimously concluded that the proposal was not in the best interests of the stockholders and recommended that NRG stockholders not tender their shares. In addition, on June 17, 2009 Exelon filed a Definitive Proxy Statement with the SEC with respect to their proposals for the Company’s 2009, Annual Meeting of Stockholders, which consisted of: (i) consideration of Exelon’s four nominees as Class III directors; (ii) consideration of the expansion of NRG’s Board of Directors to 19 directors; (iii) if the Exelon board expansion is approved, consideration of five additional Exelon nominees; and (iv) consideration of repealing any amendments to the NRG Bylaws after February 26, 2008. NRG’s Board of Directors recommended a vote against each of the proposals. On July 2, 2009, Exelon revised their unsolicited proposal and NRG’s Board of Directors, after carefully reviewing the proposal, unanimously concluded that the proposal was not in the best interests of the stockholders and recommended that NRG stockholders not tender their shares. On July 21, 2009, based on the preliminary vote count at NRG’s 2009 Annual Meeting of Stockholders, stockholders voted to re-elect all of the Company’s director nominees to the NRG Board of Directors. In addition, NRG’s stockholders rejected Exelon’s proposal to expand NRG’s Board with its own slate of five Director nominees. On July 21, 2009, Exelon Corporation announced that in light of the vote results, effective immediately, it terminated its offer to acquire all of the outstanding shares of NRG. On July 29, 2009, IVS Associates, Inc., the independent inspector of elections, certified the final results. The total defense costs associated with Exelon’s unsolicited proposal was approximately $17 million as of June 30, 2009 of which $9 million was for the six months ended June 30, 2009. In the third quarter 2009, the Company expects to incur an additional $19 million of expenditures related to the Exelon defense.
Environmental Matters
Climate Change
     On June 26, 2009, the House of Representatives passed The American Clean Energy and Security Act of 2009. This comprehensive bill proposes a multi-sector, market based greenhouse gas cap and trade system starting in 2012 as well as national Renewable Energy Standards, expedited transmission planning and approval and aggressive efficiency measures. The bill provides for a declining cap in U.S. GHG emissions and provides for allocation of allowances to merchant coal generators and local distribution companies, the use of both international and domestic offsets, and a transition from already existing state programs, all of which are important to the electric generation industry. The bill further exempts CO2 from regulation under New Source Review, or NSR, as a criteria pollutant, or a hazardous air pollutant under the CAA. It proposes requirements for new coal-fueled power plants to implement, based on commercial availability, carbon capture and sequestration to reduce CO2 emissions. The debate will now move to the Senate. NRG will continue to provide input as a leading energy company and member of the U.S. Climate Action Partnership, or USCAP, in support of federal legislation.
     In 2008, NRG emitted in the U.S. 60 million metric tonnes of CO2. If the Waxman-Markey legislation or some other federal comprehensive climate change bill were to pass both Houses of Congress and be enacted into law, the actual impact on the Company’s financial performance would depend on a number of factors, including the overall level of GHG reductions required under any final legislation, the degree to which offsets may be used for compliance and their price and availability, and the extent to which NRG would be entitled to receive CO2 emissions allowances without having to purchase them in an auction or on the open market. Thereafter, the impact would depend on the level of success of the Company’s multifold strategy, which includes (i) shaping public policy with the objective being constructive and effective federal GHG regulatory policy; and (ii) pursuing its RepoweringNRG and econrg programs. The Company’s multifold strategy is discussed in greater detail in Part I, Item 1 — Business, Carbon Update in NRG’s 2008 Annual Report on Form 10-K.
     On April 24, 2009, the U.S. EPA published a proposed endangerment finding that the mix of six key GHGs, including CO2, threaten the public health and welfare. The proposed endangerment finding does not include any proposed regulations. This is in response to the Supreme Court’s decision in Massachusetts v. U.S. EPA, which requires the U.S. EPA to decide under the CAA’s mobile source title whether GHGs contribute to climate change, and if so, promulgate appropriate regulations. Absent eventual action from Congress on climate change, this finding could ultimately serve as a basis for rulemaking for stationary sources, like power plants, under the existing CAA.

Federal Environmental Initiatives
     A number of regulations are under review by U.S. EPA including CAIR, MACT, National Ambient Air Quality Standards, or NAAQS, for ozone, small particle matter, or PM2.5, and the Phase II 316(b) Rule. These rules address air emissions and best practices for units with once-through-cooling. In addition, the U.S. EPA has announced that it is considering new rules regarding the handling and disposition of coal combustion byproducts. While the Company cannot predict the requirements in the final versions nor the ultimate effect that the changing regulations will have on NRG’s business, NRG has prepared an environmental capital expenditure plan in anticipation of such requirements.
     The U.S. Supreme Court released its decision in the Phase II 316(b) Rule case on April 1, 2009, that the U.S. EPA does have the authority to allow a cost-benefit analysis in the evaluation of Best Technology Available, or BTA. This ruling is favorable for the industry and NRG as it improves the U.S. EPA’s ability to include alternatives to closed-loop cooling in its redraft of the Phase II 316(b) Rules.
     On April 24, 2009, the U.S. EPA granted petitions to reconsider three NSR rules; Fugitive Emissions, PM2.5 Implementation, and Reasonable Possibility. A Notice for reconsideration of the PM2.5 implementation Rule was published in Federal Register on May 1, 2009. While none of these actions directly impact NRG at this point, it is unknown if final rules will impact future projects.
Regional Environmental Initiatives
     Northeast Region — NRG operates electric generating units located in Connecticut, Delaware, Maryland, Massachusetts and New York which are subject to RGGI. The RGGI CO2 cap-and-trade program went into effect on January 1, 2009. An allowance must be surrendered for every U.S. ton of CO2 emitted with true up for 2009-2011 occurring in 2012. NRG’s emissions under RGGI were approximately 12 million tonnes in 2008.
Regulatory Matters
     As an operator of power plants and a participant in the wholesale markets, NRG is subject to regulation by various federal and state government agencies. In addition, NRG is subject to the market rules, procedures, and protocols of the various ISO markets in which NRG participates. NRG is also subject to regulatory requirements as a competitive retail electric service provider in Texas. The power markets are subject to ongoing legislative and regulatory changes. In some of NRG’s regions, interested parties have advocated for material market design changes, including the elimination of a single clearing price mechanism, as well as proposals to re-regulate the markets or require divestiture by generating companies in order to reduce their market share. The Company cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on NRG’s business.
West Region
     California — The CAISO Market Redesign and Technology Update, or MRTU, commenced April 1, 2009. Significant components of the MRTU include: (i) locational marginal pricing of energy; (ii) a more effective congestion management system; (iii) a day-ahead market; and (iv) an increase to the existing bid caps. NRG considers these market reforms to generally be a positive development for its assets in the region, but additional time is needed to assess the impact of MRTU.

Texas Region
     On October 6, 2008, as part of its determination of Competitive Renewable Energy Zones, or CREZ, the Public Utility Commission of Texas, or PUCT, issued its final order approving a significant transmission expansion plan to provide for the delivery of approximately 18,500 MW of energy from the western region of Texas, primarily wind generation. The transmission expansion plan is composed of approximately 2,300 miles of new 345 kV lines and 42 miles of new 138 kV lines. In January 2009, Texas Industrial Energy Consumers, a trade organization composed of large industrial customers, appealed the PUCT’s CREZ plan in state district court, seeking reversal of the final order. On March 30, 2009, the PUCT issued a final order designating the transmission utilities that plan to construct the various CREZ transmission component projects. A large number of separate transmission licensing proceedings will be required prior to construction of the CREZ facilities. In July of 2009, the PUCT approved schedules for utilities to file applications to license several of the CREZ transmission projects (to obtain certificates of convenience and necessity, or CCNs). If the CREZ projects are completed as currently anticipated, the transmission upgrades and associated wind generation could impact wholesale energy and ancillary service prices in ERCOT. As part of the normal ERCOT five-year planning process, transmission utilities are also planning other system improvements, 2,800 circuit miles of transmission and more than 17,000 MVA of autotransformer capacity, intended to support increasing power demand and to address transmission congestion in the ERCOT Region.
Changes in Accounting Standards
     See Note 1 to the condensed consolidated financial statements of this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
     The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %

Operating Revenues
Energy revenue	$725	$1,373	(47)%	$1,612	$2,298	(30)%
Capacity revenue	253	334	(24)	513	681	(25)
Retail revenue	1,250	—	N/A	1,250	—	N/A
Risk management activities	(12)	(588)	(98)	425	(717)	(159)
Contract amortization	(53)	88	(160)	(32)	157	(120)
Thermal revenue	21	23	(9)	55	59	(7)
Other revenues	53	86	(38)	72	140	(49)

Total operating revenues	2,237	1,316	70	3,895	2,618	49
Operating Costs and Expenses
Cost of sales (including risk management activities of $204 and $136 for the three and six months ended June 30, 2009, respectively)	971	783	24	1,492	1,353	10
Other cost of operations	271	228	19	516	462	12

Total cost of operations	1,242	1,011	23	2,008	1,815	11
Depreciation and amortization	213	161	32	382	322	19
Selling, general and administrative	131	83	58	214	158	35
Acquisition-related transaction and integration costs	23	—	N/A	35	—	N/A
Development costs	9	4	125	22	16	38

Total operating costs and expenses	1,618	1,259	29	2,661	2,311	15

Operating income	619	57	N/A	1,234	307	302
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	5	(19)	126	27	(23)	217
Gain on sale of equity method investments	128	—	N/A	128	—	N/A
Other income, net	(11)	12	(192)	(14)	21	(167)
Interest expense	(159)	(144)	10	(297)	(300)	(1)

Total other expense	(37)	(151)	(75)	(156)	(302)	(48)

Income/(Losses) from Continuing Operations before income tax expense	582	(94)	N/A	1,078	5	N/A
Income tax expense/(benefit)	150	(53)	383	448	1	N/A

Income/(Losses) from Continuing Operations	432	(41)	N/A	630	4	N/A
Income from discontinued operations, net of income taxes	—	168	N/A	—	172	N/A

Net Income	432	127	240	630	176	258

Less: Net loss attributable to noncontrolling interest	(1)	—	N/A	(1)	—	N/A

Net income attributable to NRG Energy, Inc.	$433	$127	241	$631	$176	259

Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	3.68	11.32	(67)%	4.13	9.95	(58)%

N/A — Not Applicable

Management’s discussion of the results of operations for the three months ended June 30, 2009 and 2008:
     For the benefit of the following discussions, the table below represents the results of NRG excluding the impact of Reliant Energy during the two months ended June 30, 2009:

	Three months ended June 30,
	2009			2008
			Total excluding
(In millions)	Consolidated	Reliant Energy	Reliant Energy	Consolidated	Change %

Operating Revenues
Energy revenue	$725	$—	$725	$1,373	(47)%
Capacity revenue	253	—	253	334	(24)
Retail revenue	1,250	1,250	—	—	N/A
Risk management activities	(12)	—	(12)	(588)	(98)
Contract amortization	(53)	(75)	22	88	(75)
Thermal revenue	21	—	21	23	(9)
Other revenues	53	—	53	86	(38)

Total operating revenues	2,237	1,175	1,062	1,316	(19)
Operating Costs and Expenses
Cost of sales (including risk management activities)	971	614	357	783	(54)
Other operating costs	271	41	230	228	1

Total cost of operations	1,242	655	587	1,011	(42)
Depreciation and amortization	213	43	170	161	6
Selling, general and administrative	131	49	82	83	(1)
Acquisition-related transaction and integration costs	23	—	23	—	N/A
Development costs	9	—	9	4	125

Total operating costs and expenses	1,618	747	871	1,259	(31)

Operating income	619	428	191	57	235%

Operating Revenues
     Operating revenues, excluding risk management activities, increased by $345 million during the three months ended June 30, 2009, compared to the same period in 2008.
•	Energy revenue — decreased $648 million during the three months ended June 30, 2009, compared to the same period in 2008:
o
Texas — energy revenue decreased by $325 million, with $283 million of the decrease driven by lower energy prices and $42 million of the decrease driven by reduction in generation. The average realized energy price decreased by 32%, driven by a 63% decrease in merchant prices offset by a 25% increase in contract prices. Generation decreased by 5% driven by a 9% decrease in coal plant generation and a 13% decrease in gas plant generation, offset by a 17% increase in nuclear plant generation, as well as generation from the recently constructed Elbow Creek wind farm, which was not in operation in the second quarter 2008. Coal plant generation was adversely affected by lower energy prices driven by a 68% decrease in average natural gas prices in combination with depressed heat rates in the region. Increased wind generation shifted the coal unit’s position in the bid stack which also negatively affected coal plant generation. The 2008 period contained a planned outage at the Company’s nuclear plant which did not occur in 2009 resulting in an increase in plant generation.

o
Northeast — energy revenue decreased by $206 million, with $83 million driven by lower energy prices and $147 million attributable to a reduction in generation offset by a $24 million increase from higher net contract revenue. Merchant energy prices were lower by an average of 56%. The lower energy prices reduced the Company’s net cost incurred to meet obligations under load serving contracts in the PJM market. Generation decreased by 50% with a 51% decrease in coal generation and a 41% decrease in oil and gas generation. Weakened demand for power combined with low gas prices resulted in reduced merchant energy prices. Lower merchant energy prices combined with higher cost of production from the introduction of RGGI resulted in increased hours where the units were uneconomic to dispatch. The decline in oil and gas generation is attributable to fewer reliability run hours at the Connecticut plants and a planned major maintenance outage at the Arthur Kill plant.

o
South Central — energy revenue decreased by $49 million due to a $27 million decline in contract revenue coupled with a decrease of $22 million in merchant energy revenues. The decline in contract energy price was driven by a $9 million decrease in fuel cost pass through from the cooperatives and an $18 million decrease due to the expiration of a contract with a regional utility. Total MWh sales to the region’s contract customers were down 12% while the average realized price on contract energy sales was $22.98 per MWh in 2009 compared to $30.23 per MWh in 2008. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in a $22 million decline in revenue. Megawatt hours sold to the merchant market increased by 43% as increased use of the region’s tolled facility provided additional energy to the merchant market while prices fell by 61%.

o	West — decreased by $8 million due to a 33% decline in merchant energy prices and a 31% decrease in generation.

o	Intercompany energy revenues — intercompany sales of $54 million by NRG’s Texas region to Reliant Energy is eliminated in consolidation.
•	Capacity revenue — decreased $81 million during the three months ended June 30, 2009, compared to the same period in 2008:
o	Texas — capacity revenue decreased by $72 million due to a lower proportion of baseload contracts which contained a capacity component.
o	South Central — capacity revenue increased by $7 million primarily resulting from a new capacity agreement.
o	Intercompany capacity revenue — intercompany sales of $12 million by NRG’s Texas region to Reliant Energy is eliminated in consolidation.
•
Retail revenue — the acquisition of Reliant Energy contributed $1.3 billion of retail revenue during the two months ended June 30, 2009. This includes mass revenues of $761 million, C&I revenues of $437 million, and supply management revenues of $52 million.

•
Contract amortization revenue — decreased by $141 million in the three months ended June 30, 2009, as compared to the same period in 2008. The decrease includes $75 million in amortization expense of intangible assets related to the Reliant Energy acquisition in 2009 and a reduction of $66 million in revenue from the Texas Genco acquisition due to the lower volume of contracted energy.

•
Other revenues — decreased by $33 million driven by $24 million in lower ancillary revenue and $26 million in lower emissions revenues. These decreases were offset by the recognition of a $31 million non-cash gain related to the settlement of pre-existing in-the-money contract with Reliant Energy.

Cost of Operations
Cost of operations, excluding risk management activities, increased $435 million during the three months ended June 30, 2009, compared to the same period in 2008.
•	Cost of energy — increased $392 million during the three months ended June 30, 2009, compared to the same period in 2008 due to:
o	Retail — Reliant Energy incurred $803 million of cost of energy during the two months ended June 30, 2009, which included $66 million of intercompany purchased energy costs.
o
Texas — cost of energy decreased $166 million due to lower natural gas and ancillary services costs offset by an increase in coal costs. Natural gas costs decreased $150 million, reflecting a 68% decline in average natural gas per MMBtu prices and a 13% decrease in gas-fired generation. Coal costs increased $3 million due to $10 million in higher prices and $4 million from higher transportation costs offset by a $12 million decrease due to 5% lower generation. Ancillary service costs decreased by $12 million due to a decrease in purchased ancillary services costs incurred to meet contract obligation.

o
Northeast — cost of energy decreased $123 million due to a $78 million reduction in natural gas and oil costs and a $48 million reduction in coal costs. Natural gas and oil costs decreased due to 41% lower generation and 68% lower average natural gas prices. Coal costs decreased due to 51% lower coal generation. These decreases were offset by a $3 million increase in costs related to RGGI which became effective in 2009.

o
South Central — cost of energy decreased $32 million primarily due to a decrease in purchased energy reflecting lower fuel costs associated with energy from the region’s tolled facility and lower costs related to market purchases.

o	West — cost of energy decreased $9 million due to a 67% decrease in average natural gas per MMBtu prices and an 11% decrease in natural gas consumption.
o	Intercompany cost of energy — intercompany purchases of $66 million by Reliant Energy from NRG’s Texas region is eliminated in consolidation.
•
Other operating expenses — increased $43 million during the three months ended June 30, 2009, compared to the same period in 2008. Reliant Energy incurred $41 million in other operating costs during the two months ended June 30, 2009. Further, operating and maintenance expense increased $5 million offset by a decrease in property taxes of $4 million.

Risk Management Activities
     Risk management activities include economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activities. Total derivative gains increased by $780 million during the three months ended June 30, 2009, compared to the same period in 2008. The breakdown of changes by region follows:

	Three months ended June 30, 2009
	Reliant			South
(In millions)	Energy	Texas	Northeast	Central	West	Thermal	Elimination	Total

Net gains/(losses) on settled positions, or financial income	$(114)	$101	$95	$(5)	$(1)	$1	$—	$77

Mark-to-market results
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	210	(4)	(13)	—	—	(1)	—	192
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	—	(14)	(9)	(12)	—	—	—	(35)
Net unrealized gains/(losses) on open positions related to economic hedges	93	(116)	(17)	(9)	7	(1)	—	(43)
Net unrealized gains/(losses) on open positions related to trading activity	—	(10)	5	6	—	—	—	1

Subtotal mark-to-market results	303	(144)	(34)	(15)	7	(2)	—	115

Total derivative gain/(loss)	189	(43)	61	(20)	6	(1)	—	192

Total derivative gain/(loss) included in revenues	—	(54)	51	(12)	6	(1)	(2)	(12)

Total derivative gain/(loss) included in cost of operations	$189	$11	$10	$(8)	$—	$—	$2	$204

	Three months ended June 30, 2008
			South
(In millions)	Texas	Northeast	Central	Total

Net losses on settled positions, or financial income	$(48)	$(34)	$(4)	$(86)

Mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	(9)	(6)	—	(15)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(3)	(4)	(7)
Net unrealized losses on open positions related to economic hedges	(382)	(113)	—	(495)
Net unrealized gains/(losses) on open positions related to trading activity	20	10	(15)	15

Subtotal mark-to-market results	(371)	(112)	(19)	(502)

Total derivative loss	$(419)	$(146)	$(23)	$(588)

Total derivative loss included in revenues	(419)	(146)	(23)	(588)
Total derivative gain/(loss) included in cost of operations	$—	$—	$—	$—

     NRG’s second quarter 2009 gain was comprised of $115 million of mark-to-market gains and $77 million in settled gains, or financial income. Of the $115 million of mark-to-market gains, a $192 million gain represented the reversal of mark-to-market losses recognized on economic hedges and a $35 million loss represents the reversal of mark-to-market gains recognized on trading activity during 2008. The $43 million loss from economic hedge positions included a $40 million decrease in value in forward purchases and sales of electricity and fuel due to higher forward power and gas prices, and a $3 million loss primarily from hedge accounting ineffectiveness related to gas trades in the Texas region which was driven by decreasing forward gas prices while forward power prices decreased at a slower pace.
     Reliant Energy gains of $210 million represents the roll-off of positions acquired as of May 1, 2009, valued at that date’s forward prices which are offset by the losses at the settled prices and are reflected in the cost of operations.
     Since these hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy, the changes in such results should not be viewed in isolation, but rather should be taken together with the effects of pricing and cost changes on energy revenue and costs. During and prior to 2009, NRG hedged a portion of the Company’s 2008 and 2009 generation. During the second quarter 2009, the settled and forward prices of electricity and natural gas decreased resulting in the recognition of realized gains and unrealized mark-to-market gains, while in the second quarter 2008, increasing prices of electricity and natural gas resulted in recognition of unrealized mark-to-market losses.
Depreciation and Amortization
     NRG’s depreciation and amortization expense increased by $52 million for the three months ended June 30, 2009, compared to the same period in 2008. Reliant Energy’s depreciation and amortization expense for the two month period was $43 million principally for amortization of customer relationships. The balance of the increase was due to depreciation on the baghouse projects in western New York and the Elbow Creek project which came on line in late 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $48 million for the three months ended June 30, 2009, compared to the same period in 2008. The increase was due to:
•	Retail selling, general and administrative expense — totaled $49 million, including $9 million of bad debt expense during the two months ended June 30, 2009.
•	Consultant costs — increased $2 million consisting of costs related to Exelon’s exchange offer and proxy contest efforts of $4 million offset by a decrease in other consulting costs of $3 million.
•	Wage and benefits expense — increased $3 million.
     These increases were offset by:
•	Other expenses — decreased by $5 million consisting of information technology, administrative fees and travel related costs.

     Acquisition-related Transaction and Integration Costs
       NRG incurred Reliant Energy acquisition-related transaction costs of $21 million and integration costs of $2 million for the three months ended June 30, 2009.
     Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates increased by $24 million for the three months ended June 30, 2009, compared to the same period in 2008. During the three months ended June 30, 2009, Sherbino recognized a $6 million mark-to-market unrealized loss whereas in the three months ended June 30, 2008 Sherbino recognized a $32 million mark-to-market loss on a natural gas swap executed to hedge its future power generation. Additionally, in 2009, the Company’s share in NRG Saguaro LLC earnings increased by $2 million.
     Gain on Sale of Equity Method Investments and Other (Loss)/Income, Net
     NRG’s gain on sale of equity method investments increased by $128 million for the three months ended June 30, 2009, compared to the same period in 2008 and other (loss)/income, net decreased by $23 million for the three months ended June 30, 2009, compared to the same period in 2008. The 2009 amounts include a $128 million gain on the sale of NRG’s 50% ownership interest in MIBRAG and a $15 million realized loss on a forward contract for foreign currency executed to hedge the sale proceeds from the MIBRAG sale.
     Interest Expense
       NRG’s interest expense increased by $15 million for the three months ended June 30, 2009, compared to the same period in 2008. This increase was primarily due to $13 million in fees incurred on the CSRA facility for the months of May and June.
     Income Tax Expense
       NRG’s income tax expense increased by $203 million for the three months ended June 30, 2009, compared to the same period in 2008. The increase in income tax expense was primarily due to an increase in income. The effective tax rate was 25.8% and 56.4% for the three months ended June 30, 2009, and 2008, respectively.
       For the three months ended June 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to a reduction in the state and local income tax rate as a result of the Reliant Energy acquisition and the sale of the MIBRAG facility. For the three months ended June 30, 2008, NRG’s effective tax rate was increased primarily due to the movement of the valuation allowance established as result of capital losses generated in the period for which there is no projected capital gain or available tax planning strategies.
     Income from Discontinued Operations, Net of Income Tax Expense
       For the three months ended June 30, 2008, NRG recorded income from discontinued operations, net of income tax expense, of $168 million. NRG closed the sale of ITISA during the second quarter 2008.

Management’s discussion of the results of operations for the six months ended June 30, 2009 and 2008:
     For the benefit of the following discussions, the table below represents the results of NRG excluding the impact of Reliant Energy during the two months ended June 30, 2009:

	Six months ended June 30,
	2009			2008
			Total excluding
(In millions)	Consolidated	Reliant Energy	Reliant Energy	Consolidated	Change %

Operating Revenues
Energy revenue	$1,612	$—	$1,612	$2,298	(30)%
Capacity revenue	513	—	513	681	(25)
Retail revenue	1,250	1,250	—	—	N/A
Risk management activities	425	—	425	(717)	(159)
Contract amortization	(32)	(75)	43	157	(73)
Thermal revenue	55	—	55	59	(7)
Other revenues	72	—	72	140	(49)

Total operating revenues	3,895	1,175	2,720	2,618	4
Operating Costs and Expenses
Cost of sales (including risk management activities)	1,492	614	878	1,353	(35)
Other operating costs	516	41	475	462	3

Total cost of operations	2,008	655	1,353	1,815	(25)
Depreciation and amortization	382	43	339	322	5
Selling, general and administrative	214	49	165	158	4
Acquisition-related transaction and integration costs	35	—	35	—	N/A
Development costs	22	—	22	16	38

Total operating costs and expenses	2,661	747	1,914	2,311	(17)

Operating income	1,234	428	806	307	163%

Operating Revenues
     Operating revenues, excluding risk management activities, increased $135 million during the six months ended June 30, 2009, compared to the same period in 2008.
•	Energy revenue — decreased $686 million during the six months ended June 30, 2009, compared to the same period in 2008:
o
Texas — energy revenue decreased by $277 million, with $198 million by driven by lower energy prices and $79 million decrease driven by a reduction in generation. The average realized energy price decreased by 14%, driven by a 51% decrease in merchant prices offset by a 24% increase in contract prices. Generation decreased by 5% driven by a 8% decrease in coal plant generation and a 21% decrease in gas plant generation, offset by generation from the recently constructed Elbow Creek wind farm, which was not in operation in 2008. Coal plant generation was adversely affected by lower energy prices driven by a 61% decrease in average natural gas prices also in combination with depressed heat rates in the region. Increased wind generation shifted the coal unit’s position in the bid stack, negatively affecting coal plant generation.

o
Northeast — energy revenue decreased by $289 million, with $113 million driven by lower energy prices and $212 million attributable to a reduction in generation offset by a $35 million increase from higher net contract revenue. Merchant energy prices were lower by an average of 32%. The lower energy prices reduced the Company’s net cost incurred to meet obligations under load serving contracts in the PJM market. Generation decreased by 38%, with a 37% decrease in coal generation and a 40% decrease in oil and gas generation. Weakened demand for power combined with low gas prices resulted in reduced merchant energy prices. Lower merchant energy prices combined with higher cost of production from the introduction of RGGI resulted in increased hours where the units were uneconomic to dispatch. The decline in oil and gas generation is attributable to fewer reliability run hours at the Connecticut plants and a planned major maintenance outage at the Arthur Kill plant.

o
South Central — decreased by $53 million due to a $42 million decline in contract revenue coupled with an $11 million decrease in merchant energy revenues. Contract customer sales volumes were down 11%. The decline in contract energy price was driven by a $7 million decrease in fuel cost pass through to the cooperatives. Also contributing to the decline in contract revenue was $31 million due to the expiration of a contract with a regional utility. Average realized price on contract energy sales was $23.17 per MWh in 2009 compared to $28.72 per MWh in 2008. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in an $11 million decline in revenue. Megawatt hours sold to the merchant market increased by 51%, while prices fell by 42%. Increased use of the region’s tolled facility provided additional energy to the merchant market.

o	Intercompany energy revenues — intercompany sales of $54 million by NRG’s Texas region to Reliant Energy is eliminated in consolidation.
•	Capacity revenue — decreased $168 million during the six months ended June 30, 2009, compared to the same period in 2008:
o	Texas — capacity revenue decreased by $143 million due to a lower proportion of baseload contracts which contained a capacity component.
o	Northeast — capacity revenue decreased by $15 million due to lower capacity prices in the NYISO and PJM markets which was partially offset by higher capacity prices in the NEPOOL market.
o	South Central — capacity revenue increased by $18 million resulting primarily from a new capacity agreement.
o
West — capacity revenue decreased by $9 million due to the expiration of a two year tolling agreement at the El Segundo facility in April 2008, which was replaced by resource adequacy and capacity contracts at lower prices.

o	Intercompany capacity revenue — intercompany sales of $12 million by NRG’s Texas region to Reliant Energy is eliminated in consolidation.
•
Retail revenue — the acquisition of Reliant Energy contributed $1.3 billion of retail revenue during the two months ended June 30, 2009. This includes mass revenues of $761 million, C&I revenues of $437 million, and supply management revenues of $52 million.

•
Contract amortization revenue — decreased by $189 million in the six months ended June 30, 2009, as compared to the same period in 2008. The decrease includes a reduction of $114 million in revenue from the Texas Genco acquisition due to the lower volume of contracted energy and $75 million in amortization expense of intangible assets related to the Reliant Energy acquisition in 2009.

•
Other revenues — decreased by $68 million driven by $30 million in lower ancillary revenue, $33 million in lower emissions revenue, and a $37 million decrease in fuels trading. These decreases were offset by the recognition of a $31 million non-cash gain related to settlement of a pre-existing in-the-money contract with Reliant Energy.

Cost of Operations
Cost of operations, excluding risk management activities, increased $329 million during the six months ended June 30, 2009, compared to the same period in 2008.
•	Cost of energy — increased $275 million during the six months ended June 30, 2009, compared to the same period in 2008 due to:
o	Retail revenue — Reliant Energy incurred $803 million of cost of energy during the two months ended June 30, 2009 which included $66 million of intercompany purchased energy costs.
o
Texas — cost of energy decreased $250 million due to lower natural gas, coal, purchased energy and ancillary services costs. Natural gas costs decreased $197 million, reflecting a 61% decline in average natural gas per MMBtu prices and a 21% decrease in gas-fired generation. Coal costs decreased $9 million as the 2008 expense included a $15 million loss reserve related to a coal contract dispute and $12 million resulting from reduced generation. This decrease was offset by an $11 million increase due to higher prices and a $7 million increase in transportation cost. Purchased energy decreased $14 million due to a lower average price to procure energy from the market offset by a greater number of MWhs purchased. Ancillary service costs decreased by $24 million due to a decrease in purchased ancillary services costs incurred to meet contract obligations. Nuclear fuel expenses decreased by $10 million as amortization of nuclear fuel inventory ended in March 2008 related to the Texas Genco acquistion.

o
Northeast — cost of energy decreased $169 million due to a $107 million reduction in natural gas and oil costs and a $69 million reduction in coal costs. Natural gas and oil costs decreased due to 40% lower generation and 56% lower average natural gas prices. Coal costs decreased due to 37% lower coal generation. These decreases were offset by a $8 million increase in costs related to RGGI which became effective in 2009.

o
South Central — cost of energy decreased $19 million due to a $16 million decrease in purchased energy reflecting lower fuel costs associated with the region’s tolled facility and lower market energy prices, and a $4 million decrease in transmission expense due to transmission line outages.

o
West — cost of energy decreased $7 million due to a 66% decline in average natural gas per MMBtu prices offset by a $3 million increase in fuel oil expense resulting from a write down to market of fuel oil inventory no longer used in the production of energy.

o	Intercompany cost of energy — intercompany purchases of $66 million by Reliant Energy from NRG’s Texas region are eliminated in consolidation.
•
Other operating expenses — increased $54 million during the six months ended June 30, 2009, compared to the same period in 2008. Reliant Energy incurred $41 million in other operating costs during the two months ended June 30, 2009. Further, operating and maintenance expenses increased by $7 million and property taxes increased by $5 million.

Risk Management Activities
     Risk management activities include economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activities. Total derivative gains increased by $1,278 million during the six months ended June 30, 2009, compared to the same period in 2008. The breakdown of changes by region follows:

	Six months ended June 30, 2009
	Reliant			South
(In millions)	Energy	Texas	Northeast	Central	West	Thermal	Elimination	Total

Net gains/(losses) on settled positions, or financial income	$(114)	$130	$151	$5	$(3)	$2	$—	$171

Mark-to-market results
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	210	(12)	(20)	—	—	(2)	—	176
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(43)	(23)	(38)	—	—	—	(104)
Net unrealized gains/(losses) on open positions related to economic hedges	93	88	136	(14)	6	1	—	310
Net unrealized gains/(losses) on open positions related to trading activity	—	(8)	4	12	—	—	—	8

Subtotal mark-to-market results	303	25	97	(40)	6	(1)	—	390

Total derivative gain/(loss)	189	155	248	(35)	3	1	—	561

Total derivative gain/(loss) included in revenues	—	209	233	(19)	3	1	(2)	425

Total derivative gain/(loss) included in cost of operations	$189	$(54)	$15	$(16)	$—	$—	$2	$136

	Six months ended June 30, 2008
			South
(In millions)	Texas	Northeast	Central	Total

Net losses on settled positions, or financial income	$(50)	$(24)	$—	$(74)

Mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	(16)	(9)	—	(25)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	1	(2)	(11)	(12)
Net unrealized losses on open positions related to economic hedges	(495)	(142)	—	(637)
Net unrealized gains/(losses) on open positions related to trading activity	37	(7)	1	31

Subtotal mark-to-market results	(473)	(160)	(10)	(643)

Total derivative loss	$(523)	$(184)	$(10)	$(717)

Total derivative loss included in revenues	(523)	(184)	(10)	(717)
Total derivative gain/(loss) included in cost of operations	$—	$—	$—	$—

     NRG’s first half of 2009 gain was comprised of a $390 million of mark-to-market gains and $171 million in settled gains, or financial income. Of the $390 million of mark-to-market gains, a $176 million gain represents the reversal of mark-to-market losses recognized on economic hedges and a $104 million loss represents the reversal of mark-to-market gains recognized on trading activity during 2008. The $310 million gain from economic hedge positions included $217 million recognized in earnings from previously deferred amounts in OCI as the Company discontinued cash flow hedge accounting in the first quarter for certain 2009 transactions in Texas and New York due to lower expected generation, a $92 million increase in value in forward sales of electricity and fuel due to lower forward power and gas prices, and a $1 million gain primarily from hedge accounting ineffectiveness related to gas trades in the Texas region which was driven by decreasing forward gas prices while forward power prices decreased at a slower pace. The Company recognized a derivative loss of $29 million resulting from discontinued NPNS designated coal purchases due to expected lower coal consumption and accordingly the Company could not assert taking physical delivery of coal purchase transactions under NPNS designation. This amount was included in the Company’s cost of operations during the six months ended June 30, 2009.
     Reliant Energy gains of $210 million represents the roll-off of positions acquired as of May 1, 2009, valued at that date’s forward prices which are offset by the losses at the settled prices and are reflected in the cost of operations.
     Since these hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy, the changes in such results should not be viewed in isolation, but rather should be taken together with the effects of pricing and cost changes on energy revenue and costs. During and prior to 2008, NRG hedged a portion of the Company’s 2008 and 2009 generation. During the first half of 2009, the settled and forward prices of electricity and natural gas decreased resulting in the recognition of realized gains and unrealized mark-to-market gains, while in the first half of 2008, increasing prices of electricity and natural gas resulted in recognition of unrealized mark-to-market losses.

     Depreciation and Amortization
     NRG’s depreciation and amortization expense increased by $60 million for the six months ended June 30, 2009, compared to the same period in 2008. Reliant Energy’s depreciation and amortization expense for the two month period was $43 million principally for amortization of customer relationships. The balance of the increase was due to depreciation on the baghouse projects in western New York and the Elbow Creek project which came online in late 2008.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $56 million for the six months ended June 30, 2009, compared to the same period in 2008. The increase was due to:
•	Retail selling, general and administrative expense — totaled $49 million, including $9 million of bad debt expense during the two months ended June 30, 2009.

•	Wage and benefits expense — increased $6 million.

•	Consultant costs — increased $5 million consisting of costs related to Exelon’s exchange offer and proxy contest efforts of $9 million offset by a decrease in other consulting costs of $4 million.
     These increases were offset by:
•	Other expenses — decreased by $2 million consisting of information technology, administrative fees and travel related costs.
Acquisition-related Transaction and Integration Costs
     NRG incurred Reliant Energy acquisition-related transaction costs of $33 million and integration costs of $2 million for the six months ended June 30, 2009.
Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates increased by $50 million for the six months ended June 30, 2009, compared to the same period in 2008. During 2009, Sherbino recognized a $1 million mark-to-market unrealized loss whereas in 2008 Sherbino recognized a $50 million mark-to-market loss on a natural gas swap executed to hedge its future power generation. Additionally, in 2009, the Company’s share in NRG Saguaro LLC earnings increased by $7 million and the Company’s share in Gladstone decreased by $4 million.
Gain on Sale of Equity Method Investments and Other (Loss)/Income, Net
     NRG’s gain on sale of equity method investments increased by $128 million for the six months ended June 30, 2009, compared to the same period in 2008 and other (loss)/income, net decreased by $35 million for the six months ended June 30, 2009, compared to the same period in 2008. The 2009 amounts include a $128 million gain on the sale of NRG’s 50% ownership interest in MIBRAG and a $24 million mark-to-market unrealized loss on a forward contract for foreign currency executed to hedge the sale proceeds from the MIBRAG sale.
Interest Expense
     NRG’s interest expense decreased by $3 million for the six months ended June 30, 2009, compared to the same period in 2008. This decrease was primarily due to a $19 million decrease in interest expense on the Company’s Term Loan facility due to a decrease in the average interest rates and the outstanding notional amount offset by a $13 million increase in fees incurred on the CSRA facility for the months of May and June.

Income Tax Expense
      NRG’s income tax expense increased by $447 million for the six months ended June 30, 2009, compared to the same period in 2008. The increase in income tax expense was primarily due to an increase in income. The effective tax rate was 41.5% and 20.0% for the six months ended June 30, 2009, and 2008, respectively.
     For the six months ended June 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to an increase in valuation allowance as a result of capital losses generated in the six month period for which there are no projected capital gains or available tax planning strategies. Furthermore, the effective tax rate is decreased by the sale of the MIBRAG facility as well as a reduction of the state and local income tax rate as a result of the Reliant Energy acquisition. For the six months ended June 30, 2008, NRG’s overall effective tax rate was reduced primarily by foreign earnings that are taxed at rates in foreign jurisdictions lower than the U.S. statutory rate.
Income from Discontinued Operations, Net of Income Tax Expense
     For the six months ended June 30, 2008, NRG recorded income from discontinued operations, net of income tax expense, of $172 million. NRG closed the sale of ITISA during the second quarter 2008.

Results of Operations for Reliant Energy
Reliant Energy
     The following is a detailed discussion of the results of operations of NRG’s retail business segment since the date of acquisition.
     Operating Strategy
     Reliant Energy’s business is to earn a margin by selling electricity to end use customers, providing innovative and value-enhancing services to such customers, and acquiring supply for the estimated demand. As a retail energy provider, Reliant Energy arranges for the transmission and delivery of electricity to customers, bills customers, collects payment for electricity sold, develops innovative energy solutions, engages in energy efficiency initiatives and maintains call centers to provide customer service. Although NRG has begun the process of becoming the primary provider of Reliant Energy’s supply requirements, Reliant Energy presently purchases a substantial portion of its supply requirements from third parties such as generation companies and power marketers. Transmission and distribution services are purchased from entities regulated by the PUCT and subject to ERCOT protocols.
     The energy usage of Reliant Energy’s retail customers varies by season, with generally higher usage during the summer period. As a result, Reliant Energy’s net working capital requirements generally increase during summer months along with the higher revenues, and then decline during off-peak months.
     As of June 30, 2009, Reliant Energy had approximately 1,274 employees, none of whom are covered by a bargaining agreement.
     Customer Segments
     The following is a description of Reliant Energy’s significant customer segments in Texas.
•	Mass — Reliant Energy’s Mass customer base is made up of approximately 1.6 million residential and small business customers in the ERCOT market with more than half located in the Houston area. Reliant Energy also serves customers in other competitive markets in ERCOT including the Dallas, Fort Worth, and Corpus Christi areas.

•	Commercial and industrial — Reliant Energy markets electricity and energy services to approximately 0.1 million C&I customers in Texas. These customers include refineries, chemical plants, manufacturing facilities, hospitals, universities, commercial real estate, government agencies, restaurants, and other commercial facilities.
     Market Framework
     Reliant Energy operates within the same ERCOT market as the Company’s Texas region. For further discussion of the Texas market framework, see pages 25-26 of NRG Energy Inc.’s 2008 Annual Report on Form 10-K.
     For further discussion of the Company’s Reliant Energy operations, see Item I, Note 3, Business Acquisition.

     Selected Income Statement Data

Period ended
(In millions except otherwise noted)	June 30, 2009(a)

Operating Revenues
Mass revenues	$761
Commercial and industrial revenues	437
Supply management revenues	52
Contract amortization	(75)

Total operating revenues	1,175
Operating Costs and Expenses
Cost of energy (including risk management activities)	614
Other operating expenses	90
Depreciation and amortization	43

Operating Income	$428
Electricity sales volume — GWh (in thousands):
Mass	4,851
Commercial and Industrial (c)	5,580
Business Metrics
Weighted average Retail customers count (in thousands, metered locations)
Mass	1,601
Commercial and Industrial (c)	71
Retail customers count (in thousands, metered locations)
Mass	1,589
Commercial and Industrial (c)	68

Cooling Degree Days, or CDDs (b)	971
CDD’s 30 year average	819
Heating Degree Days, or HDDs (b)	1
HDD’s 30 year average	5

(a)	For the period May 1, 2009, to June 30, 2009.
(b)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period. The CDDs/HDDs amounts are representative of the Coast and North Central Zones within the ERCOT market in which Reliant Energy serves its customer base.
(c)	Includes customers of the Texas General Land Office for whom the Company provides services.

Year to date results
Operating Income
 Operating income for the two months ended June 30, 2009, was $428 million, which consisted of the following:

Period ended
(In millions except otherwise noted)	June 30, 2009(a)

Reliant Energy Operating Income:
Mass revenues	$761
Commercial and industrial revenues	437
Supply management revenues	52

Total retail operating revenues (a)	1,250

Retail cost of sales (a)	930

Total retail gross margin	320
Unrealized gains on energy supply derivatives	303
Contract amortization, net	(62)
Other operating expenses	(90)
Depreciation and amortization	(43)

Operating Income	$428

(a)	Amounts exclude unrealized gains/(losses) on energy supply derivatives and contract amortization.
•	Gross margin — Reliant Energy’s gross margin totaled $320 million, which was driven by strong margins in the residential customer segment and expanding margins in the commercial and industrial segment. In addition, volumes were higher due to greater customer usage as a result of warmer weather as compared to the 30 year CDD average, although partially offset by a decrease in number of customers during the two months ended June 30, 2009. The strong margins were driven by high revenue rates relative to the current market cost of energy as the Company acquired Reliant Energy customers on prices more consistent with 2008 costs of natural gas. The lag between significant declines in energy costs and the corresponding price reductions resulted in higher margins for the period. This benefit from lower cost of energy will be partially offset in future periods by the Company’s announced and enacted price reductions of up to 20% for certain mass customers. These price reductions are consistent with recent trends in competitive offers, and the Company expects to see competitors continue to more accurately reflect their true cost of capital in their pricing. Competition, along with the Company’s pricing and supply decisions, will likely drive lower margins in the future and the Company believes that, in order to stabilize customer count, this level of margins will not be sustainable.

With the decline in natural gas prices, and the corresponding decline in the cost of energy supply, competitive retail prices have decreased relative to 2008. If costs continue to remain low, the Company expects competitive retail prices to continue to decline and place pressure on unit margins. Additionally, the Company’s customer counts have declined approximately 1% for each of the past two months. The recent price reductions for certain mass customers are expected to improve customer retention. Further price reductions may be necessary if current attrition trends continue.

•	Risk management activities — Unrealized gains of $303 million on economic hedges relates to supply contracts that were recognized for the two months ended June 2009 including $210 million of gains representing a roll-off of positions acquired at May 1, 2009, at forward prices and $93 million of gains that represents mark-to-market changes in forward value of purchased electricity and gas. The $210 million gain from roll-off positions is offset by the realized losses at the settled prices and reflected in the cost of operations.

     Operating Revenues
     Total operating revenues for the two months ended June 30, 2009 were $1.2 billion and consisted of the following:
•	Mass revenues — totaled $761 million from retail electric sales to approximately 1.6 million end use customers in the Texas market. Revenue rates for acquired Reliant Energy customers were not consistent with current costs of natural gas. The Company lowered prices up to 10% on select residential customer segments effective June 1, and announced another rate reduction for July. These two pricing actions will provide up to 20% lower prices for certain Mass customers. Also, warmer weather, as compared to the 30 year CDD average, caused an increase in customer usage. The higher prices, along with higher usage, were accompanied with a decrease in number of customers by approximately 1% per month. The Company expects the announced price reductions to stem the recent attrition trends.

•	Commercial and industrial revenue — As of May 1, 2009, Reliant Energy re-launched its C&I segment. C&I revenues for the two months ended June 30, 2009 totaled $437 million on volume sales of roughly 5,580 GWh. Variable rate contracts tied to the market price of natural gas accounted for approximately 68% of the contracted volumes as of June 30, 2009.

•	Contract amortization — reduced operating revenues by $75 million resulting from net in-market C&I contracts, which will continue to amortize over the term of the contracts acquired in the Reliant Energy acquisition.

•	Supply management revenues — totaled $52 million from the sale of excess supply into various markets in Texas.
Cost of Energy
     Cost of energy for the two months ended June 30, 2009, was $614 million and consisted of the following:
•	Supply costs — totaled $550 million. The current market cost of energy is significantly down in 2009. Natural gas prices have declined 70% since the second quarter of 2008. Also, warmer weather for the period, as compared to the 30 year CDD average, caused an increase in purchased supply volumes at a relatively low cost.

•	Risk management activities — Unrealized gains of $303 million on economic hedges relate to supply contracts that were recognized for the two months ended June 2009 including $210 million of gains which represent a roll-off of positions acquired at May 1, 2009 valued at forward prices and $93 million of gains that represent mark-to-market changes in forward value of purchased electricity and gas. The $210 million gain from roll-off positions is offset by the losses at the settled prices and reflected in cost of operations.

•	Transmission and distribution charges — totaled $267 million.

•	Financial settlements — totaled $114 million resulting from financial settlement of energy related derivatives.

•	Contract amortization — reduced the cost of energy by $13 million, resulting from the net out-of-market supply contracts established at the acquisition date. These contracts will be amortized over the life of the contracts.
     Other Operating Expenses
     Other operating expenses for the two months ended June 30, 2009, was $90 million, or 8% of the region’s total operating revenues. Other operating expenses consisted of the following:
•	Operations and maintenance expenses — totaled $25 million, primarily consisted of the labor and external costs associated with customer activities, including the call center, billing, remittance processing, and credit and collections, as well as the information technology costs associated with those activities.

•	Selling, general and administrative expenses — totaled $40 million, primarily consisted of the costs of labor and external costs associated with advertising and other marketing activities, as well as human resources, community activities, legal, procurement, regulatory, accounting, internal audit, and management, as well as facilities leases and other office expenses.

•	Gross receipts tax — totaled $16 million or 1.4% of revenue.

•	Bad debt expense — totaled $9 million or 0.8% of revenue.

     Results of Operations for Wholesale Power Generation Regions
      The following is a detailed discussion of the results of operations of NRG’s major wholesale power generation business segments.
Texas
      For a discussion of the business profile of the Company’s Texas operations, see pages 23-26 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
     Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %

Operating Revenues
Energy revenue	$600	$925	(35)%	$1,194	$1,471	(19)%
Capacity revenue	47	119	(61)	94	237	(60)
Risk management activities	(54)	(419)	(87)	209	(523)	(140)
Contract amortization	17	83	(80)	32	146	(78)
Other revenues	9	43	(79)	15	69	(78)

Total operating revenues	619	751	(18)	1,544	1,400	10
Operating Costs and Expenses
Cost of energy (including risk management activities)	236	413	(43)	474	671	(29)
Other operating expenses	154	150	3	322	314	3
Depreciation and amortization	117	113	4	234	226	4

Operating Income	$112	$75	49	$514	$189	172
MWh sold (in thousands)	12,333	12,675	(3)	22,506	23,706	(5)
MWh generated (in thousands)	11,919	12,500	(5)	21,992	23,256	(5)
Business Metrics
Average on-peak market power prices ($/MWh)	45.20	164.29	(72)	39.43	117.80	(67)
Cooling Degree Days, or CDDs (a)	982	1,009	(3)	1,108	1,092	1
CDD’s 30 year average	854	854	—	948	949	—
Heating Degree Days, or HDDs (a)	100	112	(11)%	1,003	1,157	(13)
HDD’s 30 year average	83	83	—	1,205	1,215	(1)%

(a)	National Oceanic and Atmospheric Administration-Climate Prediction Center — A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.
Quarterly Results
     Operating Income
     Operating income increased by $37 million for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to:
•	Risk management activities — an increase of $365 million was primarily due to a $212 million reduction in unrealized derivative losses and $153 million in realized gains on settled financial transactions. These changes reflect a decline in forward and settled power and gas prices related to economic hedges in the second quarter 2009 as compared to the same period of 2008.

•	Energy revenues — decreased by $325 million due to lower average energy prices and lower sales volume.

•	Cost of energy — decreased by $177 million reflecting lower gas costs and a decrease in coal and gas generation.

     Operating Revenues
     Total operating revenues decreased by $132 million during the three months ended June 30, 2009, compared to the same period in 2008, due to:
•
Risk management activities — loss of $54 million was recognized for the three months ended June 30, 2009, compared to a $419 million loss in the same period in 2008. The $54 million of losses included $159 million of unrealized mark-to-market losses and $105 million in settled gains, or financial income, compared to $371 million in unrealized derivative losses and $48 million of settled financial losses in the same period in 2008. The $159 million loss included a $133 million unrealized loss due to the increase of forward power and gas prices related to economic hedges, a $2 million unrealized loss due to ineffectiveness on gas hedges, and a $24 million unrealized loss attributable to trading activities.

•	Energy revenues — decreased $325 million due to:
o
Energy Prices — decreased by $283 million as the unusually high prices that occurred in the second quarter of 2008 did not repeat in the same period 2009. Higher MWh sold in the merchant market were offset by significantly lower merchant prices in 2009 versus the same period of 2008. The average realized energy price decreased by 32%, driven by a 63% decrease in merchant prices offset by a 25% increase in contract prices.

o
Generation — decreased by 5% contributing to a $42 million decrease in sales volume. This decrease was driven by a 9% decrease in coal plant generation and a 13% decrease in gas plant generation, offset by a 17% increase in nuclear plant generation as the second quarter of 2008 contained a planned outage which did not occur in the same period 2009, as well as generation from the recently constructed Elbow Creek wind farm, which was not in operation in the second quarter 2008. Coal plant generation was adversely affected by lower energy prices driven by a 68% decrease in average natural gas prices in combination with depressed heat rates in the region. Increased wind generation shifted the coal unit’s position in the bid stack which also negatively affected coal plant generation. These factors led to increased hours in which the coal units were uneconomic to dispatch.

•	Capacity revenue — decreased by $72 million due to a lower proportion of baseload contracts which contain a capacity component.

•	Contract amortization revenue— resulting from the Texas Genco acquisition decreased by $66 million due to the reduced volume of contracted energy in 2009 as compared to 2008.

•	Other revenue — decreased by $34 million due to lower ancillary services revenue, lower emissions credit revenue and lower physical coal and natural gas sales.
     Cost of Energy
     Cost of energy decreased by $177 million during the three months ended June 30, 2009, compared to the same period in 2008, due to:
•	Natural gas costs — decreased by $150 million due to a 68% decline in average natural gas prices and a 13% decrease in gas-fired generation.

•
Derivative Cost of Energy — decreased $17 million due to the recognition of unrealized gains on coal contracts of $8 million as the Company discontinued NPNS accounting for coal purchases combined with $9 million of unrealized gains associated with oil transactions hedging price risk on rail transportation contracts.

•	Ancillary Services Costs — decreased by $12 million due to a decrease in purchased ancillary services costs incurred to meet obligations.

     These decreases were offset by:
•	Financial Cost of Energy — increased $6 million primarily due to higher risk management activities to hedge for coal transportation, as well as certain hedge allocations.

•	Coal costs — increased by $3 million due to higher cost of coal of $10 million and greater transportation costs of $4 million . These increases were offset by reduced generation of $12 million.
     Other Operating Expenses
     Other operating expenses increased by $4 million during the three months ended June 30, 2009, compared to the same period in 2008, driven by increased development costs in 2009, offset by a decrease in operations and maintenance expense.
Year to date results
     Operating Income
     Operating income increased by $325 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to:
•
Risk management activities — an increase of $732 million was primarily due to a $539 million increase in unrealized derivative gains and $193 million in realized gains on settled financial transactions. These changes reflect a decline in forward power and gas prices related to economic hedges in the first half of 2009 as compared to the same period of 2008.

•	Energy revenues — decreased by $277 million due to lower average energy prices and lower sales volume.
•	Cost of energy — decreased by $197 million reflecting lower gas costs and a decrease in coal and gas generation.
     Operating Revenues
     Total operating revenues increased by $144 million during the six months ended June 30, 2009, compared to the same period in 2008, due to:
•
Risk management activities — $209 million gain was recognized for the six months ended June 30, 2009, compared to a $523 million loss in the same period in 2008. The $209 million gain included $65 million of unrealized mark-to-market gains and $144 million in settled gains, or financial income, compared to $473 million in unrealized derivative losses and $50 million of settled financial losses in the same period in 2008. The $65 million gain included an $115 million unrealized gain due to decreases in forward and settled power and gas prices related to economic hedges, and a $50 million unrealized loss attributable to trading activities.

•	Energy revenues — decreased $277 million due to:
o
Energy Prices — decreased by $198 million as unusually high prices that occurred in the second quarter 2008 did not repeat in 2009. Higher MWh sold under merchant market was offset by lower merchant prices. The average realized energy price decreased by 14%, driven by a 51% decrease in merchant prices offset by a 24% increase in contract prices.

o
Generation — decreased by 5% contributing to a $79 million decrease in sales volume. This decrease was driven by an 8% decrease in coal plant generation and a 21% decrease in gas plant generation, offset by generation from the recently constructed Elbow Creek wind farm, which was not in operation in the first half of 2008. Coal plant generation was adversely affected by lower energy prices driven by a 61% decrease in average natural gas prices in combination with depressed heat rates in the region. Increased wind generation shifted the coal unit’s position in the bid stack also negatively affecting coal plant generation. These factors led to increased hours where the coal units were uneconomic to dispatch.

•	Capacity revenue — decreased by $143 million due to a lower proportion of baseload contracts which contain a capacity component.

•	Contract amortization revenue — resulting from the Texas Genco acquisition decreased by $114 million due to the reduced volume of contracted energy in 2009 as compared to 2008.

•	Other revenue — decreased by $54 million due to lower ancillary services provided to the market as well as lower emissions credit revenue and reduced physical sales.
     Cost of Energy
     Cost of energy decreased by $197 million during the six months ended June 30, 2009, compared to the same period in 2008, due to:
•	Natural gas costs — decreased by $197 million due to a 61% decline in average natural gas prices and a 21% decrease in gas-fired generation.

•	Ancillary Service Costs — decreased by $24 million due to a decrease in purchased ancillary services costs incurred to meet contract obligations.

•
Coal costs — decreased by $9 million as the first half of 2008 included a $15 million loss reserve related to a coal contract dispute. In addition, there was a $12 million reduction caused by lower generation. These decreases were offset by higher coal costs of $11 million and greater transportation costs of $7 million.

•	Purchased energy — decreased by $14 million due to a lower average price to procure energy from the market offset by a greater number of MWhs purchased.

•	Nuclear fuel expense — resulting from the Texas Genco purchase accounting, decreased $10 million as amortization of nuclear fuel inventory ended in March 2008.
     These decreases were offset by:
•
Derivative Cost of Energy — increased $40 million due to the recognition of unrealized losses on coal contracts of $32 million as the Company discontinued NPNS accounting for coal purchases combined with $8 million of unrealized losses associated with oil transactions hedging price risk on rail transportation contracts.

     Other Operating Expenses
     Other operating expenses increased by $8 million during the six months ended June 30, 2009, compared to the same period in 2008, driven by an increase in general and administrative expense as a result of higher external consulting expenditures and higher corporate allocations, offset by lower operations and maintenance expenditures.

Northeast Region
     For a discussion of the business profile of the Northeast region, see pages 27-29 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %
Operating Revenues
Energy revenue	$79	$285	(72)%	$260	$549	(53)%
Capacity revenue	100	101	(1)	196	211	(7)
Risk management activities	51	(146)	(135)	233	(184)	(227)
Other revenues	7	25	(72)	12	49	(76)

Total operating revenues	237	265	(11)	701	625	12
Operating Costs and Expenses
Cost of energy (including risk management activities)	58	191	(70)	175	359	(51)
Other operating expenses	94	91	3	188	184	2
Depreciation and amortization	30	25	20	59	51	16

Operating Income/(Loss)	$55	$(42)	(231)	$279	$31	N/A
MWh sold (in thousands)	1,634	3,245	(50)	4,272	6,836	(38)
MWh generated (in thousands)	1,634	3,245	(50)	4,272	6,836	(38)
Business Metrics
Average on-peak market power prices ($/MWh) (b)	39.68	107.36	(63)	48.99	96.76	(49)
Cooling Degree Days, or CDDs(a)	77	165	(53)	77	165	(53)
CDD’s 30 year average	105	105	—	105	105	—
Heating Degree Days, or HDDs(a)	789	771	2%	3,997	3,731	7
HDD’s 30 year average	841	841	—	3,935	3,968	(1)%

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

(b)	MWh sold are shown net of MWh purchased to satisfy certain load contracts in the region.
Quarterly Results
     Operating Income
     Operating income increased by $97 million for the three months ended June 30, 2009, compared to the same period in 2008 due to:
•	Cost of energy — decreased by $133 million due to lower generation and fuel costs.

•	Operating revenues — decreased by $28 million due to unfavorable energy revenues offset by favorable impact of risk management activities.

     Operating Revenues
     Operating revenues decreased by $28 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
•	Energy revenues — decreased by $206 million due to:
o
Energy prices — decreased by $83 million reflecting an average 56% decline in merchant energy prices. This decrease was partially offset by higher net contract revenues of $24 million driven by lower net costs incurred in meeting obligations under load serving contracts in the PJM market.

o
Generation — decreased by $147 million due to a 50% decrease in generation in 2009 compared to 2008, with a 51% decrease in coal generation and a 41% decrease in oil and gas generation. Coal generation in western New York declined 44%, or 625,000 MWhs, due to weak power prices that made the plants uneconomic to dispatch. Coal generation at the Indian River plant declined 65%, or 536,000 MWhs, due to a combination of weakened demand for power, low gas prices and higher cost of production from compliance with RGGI and the NOx rules contained in CAIR resulting in increased hours where the units were uneconomic to dispatch. The Somerset plant experienced similar weakened demand and low gas prices, with generation down 95%, or 174,000 MWh. The decline in oil and gas generation is attributable to fewer reliability run hours at the Connecticut plants and a planned major maintenance outage at the Arthur Kill plant during February through May 2009.

•	Other revenues — decreased by $18 million due to $10 million lower allocations of net physical gas sales and $8 million due to decreased activity in the trading of emission allowances.
     These decreases were offset by:
•
Risk management activities — gains of $51 million were recorded for the three months ending June 30, 2009, compared to losses of $146 million during the same period in 2008. The $51 million gain included $46 million of unrealized mark-to-market losses and $97 million in gains on settled transactions, or financial income, compared to $111 million in unrealized mark-to-market losses and $35 million in financial losses during the same period in 2008. The $46 million unrealized loss is the net effect of a $10 million loss from economic hedge positions, the reversal of $33 million of mark-to-market gains on economic hedges, the reversal of $9 million of mark-to-market gains on trading activities and $6 million in unrealized mark-to-market gains on trading activity. Gains and losses are driven by changes in power and gas prices.

     Cost of Energy
•	Cost of energy decreased by $133 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
o	Natural gas and oil costs — decreased by $78 million, or 74%, due to 41% lower generation and 68% lower average natural gas prices.

o	Coal costs — decreased by $48 million, or 57%, due to lower coal generation of 51% as discussed in energy revenues above.

o
Fuel risk management activities — decreased by $10 million due to a $12 million mark-to-market gain on fuel hedges which were discontinued from NPNS to mark-to-market in the first quarter of 2009 offset by a $2 million loss on settled fuel hedges.

     These decreases were offset by:
o	Carbon emissions expense — increased by $3 million due to the January 1, 2009 implementation of RGGI and the recognition of carbon compliance cost under this program.

Year-to-Date Results
     Operating Income
     Operating income increased by $248 million for the six months ended June 30, 2009, compared to the same period in 2008 due to:
•	Cost of energy — decreased by $184 million due to lower generation and fuel costs.

•	Operating revenues — increased by $76 million due to favorable impact of risk management activities, offset by lower energy revenues.
     Operating Revenues
     Operating revenues increased by $76 million for the six months ended June 30, 2009, compared to the same period in 2008, due to:
•
Risk management activities — gains of $233 million were recorded for the six months ending June 30, 2009, compared to losses of $184 million during the same period in 2008. The $233 million gain included $77 million of unrealized mark-to-market gains and $156 million in gains on settled transactions, or financial income, compared to $160 million in unrealized mark-to-market losses and $24 million in financial losses during the same period in 2008. The $77 million unrealized gain is the net effect of a $159 million gain from economic hedge positions and $4 million in unrealized mark-to-market gains on trading activity offset by the reversal of $63 million of mark-to-market gains on economic hedges and the reversal of $23 million of mark-to-market gains on trading activities. Gains and losses are driven by changes in power and gas prices.

     This increase was offset by:
•	Energy revenues — decreased by $289 million due to:
o
Energy prices — decreased by $113 million reflecting an average 32% decline in merchant energy prices. This decrease was partially offset by higher net contract revenues of $35 million driven by lower net costs incurred in meeting obligations under load serving contracts in the PJM market.

o
Generation — decreased by $212 million due to a 38% decrease in generation in 2009 compared to 2008, driven by a 37% decrease in coal generation and a 40% decrease in oil and gas generation. Coal generation in western New York declined 30% or 921,000 MWhs due to weak power prices that made the plants uneconomic to dispatch. Coal generation at the Indian River plant declined 48% or 953,000 MWhs due to a combination of weakened demand for power, low gas prices and higher cost of production from the introduction of RGGI and NOx rules contained in CAIR resulting in increased hours where the units were uneconomic to dispatch. The Somerset plant experienced similar weakened demand and low gas prices, with generation down 78% or 297,000 MWh. The decline in oil and gas generation is attributable to fewer reliability run hours at the Connecticut plants and a planned major maintenance outage at the Arthur Kill plant during February through May of 2009.

•	Capacity revenues — decreased by $15 million due to:
o
NYISO — capacity revenues decreased by $15 million due to unfavorable prices. The lower capacity market prices are a result of NYISO’s reductions in Installed Reserve Margins and ICAP in-city mitigation rules effective March 2008.

o	PJM — capacity revenues decreased by $4 million due to lower capacity prices.

o	NEPOOL — capacity revenues increased by $4 million due to higher volume of Locational Forward Reserve Market, or LFRM, revenues on the Cos Cob repowered units which entered service in June 2008.
•	Other revenues — decreased by $37 million due to $21 million lower allocations of net physical gas sales and $14 million due to decreased activity in the trading of emission allowances.

     Cost of Energy
•	Cost of energy decreased by $184 million for the six months ended June 30, 2009, compared to the same period in 2008, due to:
o	Natural gas and oil costs — decreased by $107 million, or 63%, due to 40% lower generation and 56% lower average natural gas prices.

o	Coal costs — decreased by $69 million, or 38%, due to lower coal generation of 37% as discussed in energy revenues above.

o
Fuel risk management activities — decreased by $15 million due to a $20 million mark-to-market gains on fuel hedges which were discontinued from NPNS to mark-to-market in the first quarter of 2009 offset by a $5 million loss on settled fuel hedges.

        These decreases were offset by:
o	Carbon emissions expense — increased by $8 million due to the January 1, 2009 implementation of RGGI and the recognition of carbon compliance cost under this program.

   South Central Region
     For a discussion of the business profile of the South Central region, see pages 30-31 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
   Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %

Operating Revenues
Energy revenue	$81	$130	(38)%	$177	$230	(23)%
Capacity revenue	65	58	12	133	115	16
Risk management activities	(12)	(23)	(48)	(19)	(10)	90
Contract amortization	5	5	—	11	11	—
Other revenues	—	2	100	(1)	5	(120)

Total operating revenues	139	172	(19)	301	351	(14)
Operating Costs and Expenses
Cost of energy (including risk management activities)	92	116	(21)	202	204	(1)
Other operating expenses	27	33	(18)	49	55	(11)
Depreciation and amortization	17	17	—	34	34	—

Operating Income	$3	$6	(50)	$16	$58	(72)
MWh sold (in thousands)	2,792	2,977	(6)	5,961	6,065	(2)
MWh generated (in thousands)	2,386	2,616	(9)	5,093	5,641	(10)
Business Metrics
Average on-peak market power prices ($/MWh)	32.21	84.82	(62)	34.75	76.28	(54)
Cooling Degree Days, or CDDs(a)	582	546	7	588	550	7
CDD’s 30 year average	458	458	—	489	489	—
Heating Degree Days, or HDDs(a)	289	319	(9)%	2,094	2,223	(6)
HDD’ 30 year average	299	299	—	2,194	2,213	(1)%

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

Quarterly Results
     Operating income decreased by $3 million for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to:
•	Operating revenues — decreased by $33 million due to a decreases in energy revenue offset by increases in risk management activities and capacity revenue.

•	Cost of energy — decreased by $24 million due to lower purchased energy costs reflecting lower fuel and energy prices and lower transmission costs, offset by fuel risk management activities.

•	Other Operating Expenses — decreased by $6 million because of lower operations and maintenance and general and administrative costs.

     Operating Revenues
     Operating revenues decreased by $33 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
•
Energy revenues — decreased by $49 million due to a $27 million decline in contract revenue coupled with a decrease of $22 million in merchant energy revenues. Total MWh sales to the region’s contract customers were down 12% while the average realized price on contract energy sales was $22.98 per MWh in 2009 compared to $30.23 per MWh in 2008. The decline in contract energy price was driven by a $9 million decrease in fuel cost pass through from the cooperatives. Also contributing to the decline in contract revenue was $18 million due to the expiration of a contract with a regional utility. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in a $22 million decline in revenue. Megawatt hours sold to the merchant market increased by 43% as increased use of the region’s tolled facility provided additional energy to the merchant market while prices fell by 61%.

•
Risk Management Activities — losses of $12 million were recognized during the second quarter 2009 compared to losses of $23 million recognized during the same period in 2008. The $12 million loss included $10 million in unrealized losses and $2 million in realized losses compared to $18 million in unrealized losses and $4 million in realized losses for the same period in 2008. The $10 million unrealized loss was the net effect of a $2 million unrealized mark-to-market gain from trading activity and the reversal of $12 million of mark-to-market gains on trading activity.

•
Capacity revenues — capacity revenue increased by $7 million due to a $9 million increase from a new capacity agreement and a $2 million increase in capacity revenue from the region’s Rockford plants which dispatch into the PJM market, offset by a decrease in contract capacity of $4 million.

     Cost of Energy
     Cost of energy decreased by $24 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
•
Purchased energy — Total purchased energy and capacity decreased by $30 million. Purchased energy costs decreased by $29 million even though MWhs purchased increased by 8%, reflecting lower fuel costs associated with energy from the region’s tolled facility and lower costs of market purchases.

•	Transmission expense — decreased by $3 million due to outages on transmission lines in neighboring systems limiting their use to move power and incur cost.
     These decreases were offset by:
•
Fuel risk management activities — increased by $8 million. In the first quarter 2009, all NPNS coal contracts were discontinued and reclassified into mark-to-market accounting, which resulted in unrealized losses of $10 million on coal commodity hedging activities. Hedging activities related to fuel transportation resulted in $4 million of unrealized gains and $2 million of realized losses.

Other Operating Expenses
     Other operating expense decreased by $6 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
•	Operations and Maintenance expense — decreased by $4 million because the spring outage in 2009 was performed on a jointly owned unit, while 2008 outages were on NRG-owned units.

•	General and Administrative expense — declined by $2 million due to lower corporate allocations as such costs are spread over a wider base following the Reliant Energy acquisition.

Year-to-Date Results
     Operating income decreased by $42 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to:
•	Operating revenues — decreased by $50 million due to decreases in energy revenue, risk management activities, and other revenue. These decreases were offset by an increase in capacity revenue

•
Cost of energy — decreased by $2 million due to lower purchased energy costs reflecting lower fuel and energy prices, lower transmission expense and lower coal cost offset by higher expenses associated with fuel risk management activities.

•	Other Operating Expenses — decreased by $6 million because of lower operations and maintenance and general and administrative costs.
     Operating Revenues
     Operating revenues decreased by $50 million for the six months ended June 30, 2009, compared to the same period in 2008, due to:
•
Energy revenues — decreased by $53 million due to a $42 million decline in contract revenue coupled with an $11 million decrease in merchant energy revenues. Contract customer sales volumes were down 11% while the average realized price on contract energy sales was $23.17 per MWh in 2009 compared to $28.72 per MWh in 2008. The decline in contract energy price was driven by a $7 million decrease in fuel cost pass through to the cooperatives. Also contributing to the decline in contract revenue was $31 million due to the expiration of a contract with a regional utility. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in an $11 million decline in revenue. Megawatt hours sold to the merchant market increased by 51%, while prices fell by 42%. Increased use of the region’s tolled facility provided additional energy to the merchant market.

•
Risk Management Activities — losses of $19 million were recognized during the second half of 2009 compared to losses of $10 million recognized during the same period in 2008. The $19 million loss included $30 million in unrealized losses offset by realized gains of $11 million compared to $10 million in unrealized losses for the same period in 2008. The $30 million unrealized loss was the net effect of a $8 million unrealized mark-to-market gain from trading activity and the reversal of $38 million of mark-to-market losses on trading activity.

•	Other Revenue — declined by $6 million due to $3 million in lower physical coal and natural gas sales and $3 million in reduced intercompany emission allowance sales.
     These decreases were offset by:
•
Capacity revenues — increased by $18 million due to a $17 million increase from a new capacity agreement with a regional utility and a $5 million increase in capacity revenue from the region’s Rockford plants which dispatch into the PJM market, offset by lower contract capacity revenue of $4 million.

     Cost of Energy
     Cost of energy decreased by $2 million for the six months ended June 30, 2009, compared to the same period in 2008, due to:
•
Purchased energy — decreased by $16 million while purchased capacity increased by $3 million. The lower purchased energy reflects lower fuel costs associated with the region’s tolled facility and lower market energy prices. The energy declines were offset by higher capacity payments of $3 million on tolled facilities.

•	Transmission expense — decreased by $4 million due to outages on transmission lines in neighboring systems limiting their use to move power and incur costs.

•
Coal costs — decreased by $2 million due to a 10% reduction in coal generation and a decrease in fuel transportation surcharges offset by a contractual increase in rail contract base rates and higher coal commodity costs.

     These decreases were offset by:
•
Fuel risk management activities — increased by $16 million in the first quarter of 2009, all normal purchase and sale coal contracts were discontinued and reclassified into mark-to-market accounting, which resulted in unrealized losses of $7 million on coal commodity hedging activities. Hedging activities related to fuel transportation resulted in $3 million of unrealized losses and $6 million of realized losses.

Other Operating Expenses
     Other operating expense decreased by $6 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
•	Operations and Maintenance expense — decreased by $4 million because the spring outage in 2009 was performed on a jointly owned unit, while 2008 outages were on NRG-owned units.

•	General and Administrative expense — declined by $2 million due to lower corporate allocations as such costs are spread over a wider base following the Reliant Energy acquisition.

     West Region
       For a discussion of the business profile of the West region, see pages 31-33 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
     Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %

Operating Revenues
Energy revenue	$5	$13	(62)%	$7	$13	(46)%
Capacity revenue	31	31	—	60	69	(13)
Risk management activities	6	—	N/A	3	—	N/A
Other revenues	—	5	(100)	—	5	(100)

Total operating revenues	42	49	(14)	70	87	(20)
Operating Costs and Expenses
Cost of energy (including risk management activities)	3	12	(75)	7	14	(50)
Other operating expenses	21	20	5	46	38	21
Depreciation and amortization	2	3	(33)	4	4	—

Operating Income	$16	$14	14	$13	$31	(58)
MWh sold (in thousands)	182	327	(44)	352	468	(25)
MWh generated (in thousands)	182	327	(44)	352	468	(25)
Business Metrics
Average on-peak market power prices ($/MWh)	33.14	97.54	(66)	36.80	88.92	(59)
Cooling Degree Days, or CDDs(a)	144	205	(30)	144	205	(30)
CDD’s 30 year average	150	150	—	157	157	—
Heating Degree Days, or HDDs(a)	470	576	(18)%	1,880	2,096	(10)
HDD’s 30 year average	556	556	—	1,975	1,990	(1)%

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

Quarterly Results
     Operating Income
     Operating income increased by $2 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
•
Operating revenues — decreased by $7 million due to decreases in capacity revenue, energy revenue, and other revenues. These decreases were offset by a gain on risk management activities. Lower demand and lower merchant power prices contributed to the decrease.

•	Cost of energy — decreased by $9 million due to lower generation and lower natural gas prices.
     Operating Revenues
   Operating revenues decreased by $7 million for the three months ended June 30, 2009, compared to the same period in 2008, due to:
•	Energy revenues — decreased by $8 million primarily due to a 33% decline in merchant energy prices and a 31% decrease in generation in 2009 compared to 2008.

•	Other revenue — decreased by $5 million due to a reduced allocation of emission allowances sales.

•	Risk Management Activities — unrealized mark-to-market gains of $6 million on asset backed hedges were recognized during the second quarter of 2009. There was no asset backed hedging activity in 2008.

     Cost of Energy
     Cost of energy decreased by $9 million for the three months ended June 30, 2009, compared to the same period in 2008, due to a 67% decrease in average natural gas prices per MMBtu and an 11% decrease in natural gas consumption.
Year-to-Date Results
     Operating income decreased by $18 million for the six months ended June 30, 2009, compared to the same period in 2008, due to:
•
Operating revenues — decreased by $17 million due to decreases in capacity revenue, energy revenue, and other revenues. These decreases were offset by a gain on risk management activities. Lower demand and lower merchant power prices contributed to the decrease.

•	Cost of energy and other operating expenses — increased by $1 million due to lower generation and lower natural gas prices offset by higher major maintenance expense.
     Operating Revenues
     Operating revenues decreased by $17 million for the six months ended June 30, 2009, compared to the same period in 2008, due to:
•
Capacity revenues — decreased by $9 million primarily due to expiration of a two year tolling agreement at the El Segundo facility in April 2008, which was replaced by resource adequacy and capacity contracts at lower prices.

•	Energy revenues — decreased by $6 million primarily due to a 27% decline in merchant energy prices and a 15% decrease in generation in 2009 compared to 2008.

•	Other revenue — decreased by $5 million primarily due to a reduced allocation of emission allowances sales.

•
Risk Management Activities — gain of $3 million was recognized during the first half of 2009 compared to no gain during the same period in 2008. The $3 million gain included $6 million in unrealized mark-to-market gains offset by realized losses of $3 million for natural gas hedges.

     Cost of Energy and Other Operating Expenses
     Cost of energy and other operating expenses increased by $1 million for the six months ended June 30, 2009, compared to the same period in 2008, due to:
•
Cost of energy — decreased by $7 million due to a 66% decline in average natural gas prices per MMBtu and a 17% decrease in natural gas consumption. This decrease was partially offset by a $3 million increase in fuel oil expense resulting from a write-down to market of fuel oil inventory no longer used in the production of energy.

•	Other operating expenses — increased by $8 million due to higher major maintenance expense associated with an El Segundo major overhaul and major maintenance at Long Beach.

Liquidity and Capital Resources
Liquidity Position
     As of June 30, 2009, and December 31, 2008, NRG’s liquidity, excluding collateral received, was approximately $4.0 billion and $3.4 billion, respectively, comprised of the following:

	June 30,	December 31,
(In millions)	2009	2008

Cash and cash equivalents	$2,282	$ 1,494
Funds deposited by counterparties	468	754
Restricted cash	19	16

Total cash	2,769	2,264
Synthetic Letter of Credit Facility availability	784	860
Revolver Credit Facility availability	941	1,000

Total liquidity	4,494	4,124
Less: Funds deposited as collateral by hedge counterparties	(468)	(760)

Total liquidity, excluding collateral received	$4,026	$ 3,364

     For the six months ended June 30, 2009, total liquidity, excluding collateral received, increased by $662 million due to a higher cash balance of $788 million and reduced funds deposited as collateral by hedged counterparties of $292 million. These increases were partially offset by a lower funds deposited of $286 million, as well as decreased availability of the synthetic letter of credit and the revolving credit facility of $76 million and $59 million, respectively. Changes in cash balances are further discussed below under the heading Cash Flow Discussion. Cash and cash equivalents and funds deposited by counterparties at June 30, 2009, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
     The line item “Funds deposited by counterparties” consists of cash collateral received from hedge counterparties in support of energy risk management activities, and it is the Company’s intention as of June 30, 2009, to limit the use of these funds. The decrease in these amounts from December 31, 2008 was due to cash collateral moved from NRG to Merrill Lynch in connection with novations under the CSRA (see Note 3 — Business Acquisition), offset by an increase of in-the-money positions as a result of decreasing forward prices. Depending on market fluctuation and the settlement of the underlying contracts, the Company will refund this collateral to the counterparties pursuant to the terms and conditions of the underlying trades. The Company’s balance sheet reflects a liability for cash collateral received within current liabilities.
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
Financing Arrangements
    Senior Credit Facility
     As of June 30, 2009, NRG had a Senior Credit Facility which is comprised of a senior first priority secured term loan, or the Term Loan Facility, a $1.0 billion senior first priority secured revolving credit facility, or the Revolving Credit Facility, and a $1.3 billion senior first priority secured synthetic letter of credit facility, or the Synthetic Letter of Credit Facility. The Senior Credit Facility was last amended on June 8, 2007. On July 23, 2009, Moody’s upgraded the Senior Credit Facility to Baa3 due to the underlying value that the capital structure provides to secured creditors. As of June 30, 2009, NRG had issued $516 million of letters of credit under the Synthetic Letter of Credit Facility, leaving $784 million available for future issuances. Under the Revolving Credit Facility, as of June 30, 2009, NRG had issued a letter of credit of $59 million which supports the tax exempt bonds issued by Dunkirk Power LLC as described in Note 7, Long—Term Debt.

     2019 Senior Notes
       On June 5, 2009, NRG completed the issuance of $700 million aggregate principal amount of 8.5% Senior Notes due 2019, or 2019 Senior Notes as described in Note 7, Long—Term Debt. The net proceeds of $678 million are intended to be used to facilitate the early termination of NRG’s obligations pursuant to the CSRA, anticipated in the late third or early fourth quarter 2009. Prior to the termination, or in the event NRG does not reach agreement on acceptable terms with either Merrill Lynch or its counterparties, the net proceeds will be available for general corporate purposes.
     Merrill Lynch Credit Sleeve Facility
       Merrill Lynch, through the CSRA with NRG, has provided the Company as of June 30, 2009, with $630 million in financial support that significantly reduces the liquidity requirements and substantially eliminates collateral postings for Reliant Energy. See discussion in Note 3, Business Acquisition, regarding the CSRA as a result of the acquisition of Reliant Energy on May 1, 2009.
     TANE Facility
     On February 24, 2009, NINA executed an EPC agreement with TANE, which specifies the terms under which STP Units 3 and 4 will be constructed. Concurrent with the execution of the EPC agreement, NINA and TANE entered into the TANE Facility wherein TANE has committed up to $500 million to finance purchases of long-lead materials and equipment for the construction of STP Units 3 and 4. The TANE Facility matures on February 24, 2012, subject to two renewal periods, and provides for customary events of default, which include, among others: nonpayment of principal or interest; default under other indebtedness; the rendering of judgments; and certain events of bankruptcy or insolvency. Outstanding borrowings will accrue interest at LIBOR plus 3%, subject to a ratings grid, and are secured by substantially all of the assets of and membership interests in NINA and its subsidiaries. As of June 30, 2009, no amounts had been borrowed under the TANE Facility. NINA will be required to repay all outstanding amounts associated with its existing $20 million revolving credit facility before borrowing under the TANE Facility.
     Dunkirk Power LLC Tax-Exempt Bonds
     On April 15, 2009, NRG executed a $59 million tax-exempt bond financing through its wholly owned subsidiary, Dunkirk Power LLC. The bonds were issued by the County of Chautauqua Industrial Development Agency and will be applied towards construction of emission control equipment on the Dunkirk Generating Station in Dunkirk, NY. The bonds initially bear weekly interest based on the SIFMA rate, have a maturity date of April 1, 2042, and are enhanced by a letter of credit under the Company’s Revolving Credit Facility covering amounts drawn on the facility. The proceeds received through June 30, 2009, were $34 million with the remaining balance being released over time as construction costs are paid.
     GenConn Energy LLC related financings
       On April 27, 2009, a wholly owned subsidiary of NRG closed on an equity bridge loan facility, or EBL, in the amount of $121.5 million from a syndicate of banks. The purpose of the EBL is to fund the Company’s proportionate share of the project construction costs required to be contributed into GenConn Energy LLC, or GenConn, a 50% equity method investment of the Company. The EBL, which is fully collateralized with a letter of credit issued under the Company’s Synthetic Letter of Credit Facility, covering amounts drawn on the facility, will bear interest at a rate of LIBOR plus 2% on drawn amounts. The EBL will mature on the earlier of the commercial operations date of the Middletown project or July 26, 2011. The EBL also requires mandatory prepayment of the portion of the loan utilized to pay costs of the Devon project, of approximately $56 million, on the earlier of Devon’s commercial operations date or January 27, 2011. The proceeds of the EBL received through June 30, 2009 were $70 million and the remaining amounts will be drawn as necessary to fund construction costs.
       In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a 7-year term loan facility, and also entered into a 5-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the revolving facility.

First and Second Lien Structure
     NRG has granted first and second liens to certain counterparties on substantially all of the Company’s assets. NRG uses the first and second lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-money hedge agreements for forward sales of power or MWh equivalents. To the extent that the underlying hedge positions for a counterparty are in-the-money to NRG, the counterparty would have no claim under the lien program. The lien program limits the volume that can be hedged, not the value of underlying out-of-money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure. Within the first and second lien structure, the Company can hedge up to 80% of its baseload capacity and 10% of its non-baseload assets with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first and second lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty or NRG and has no stated maturity date.
     The Company’s lien counterparties may have a claim on its assets to the extent market prices exceed the hedged price. As of June 30, 2009, and July 23, 2009, all hedges under the first and second liens were in-the-money on a counterparty aggregate basis.
     The following table summarizes the amount of MWs hedged against the Company’s baseload assets and as a percentage relative to the Company’s forecasted baseload capacity under the first and second lien structure as of July 23, 2009:

Equivalent Net Sales Secured by First and Second Lien Structure (a)	2009	2010	2011	2012	2013

In MW (b)	4,851	5,029	3,711	2,066	801
As a percentage of total forecasted baseload capacity (c)	70%	74%	55%	31%	12%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.
(b)	2009 MW value consists of August through December positions only.
(c)	Forecasted baseload capacity under the first and second lien structure represents 80% of the total Company’s baseload assets.
Asset Sales — Disposition of MIBRAG Investment
     MIBRAG — On June 10, 2009, NRG completed the sale of its 50% ownership interest in Mibrag B.V. to a consortium of Severočeské doly Chomutov, a member of the CEZ Group, and J&T Group. Mibrag B.V.’s principal holding is MIBRAG, which is jointly owned by NRG and URS Corporation. As part of the transaction, URS Corporation also entered into an agreement to sell its 50% stake in MIBRAG.
     For its share, NRG received EUR 203 million ($284 million at an exchange rate of 1.40 US$/EUR), net of transaction costs. During the three and six months ended June 30, 2009, NRG recognized a pre-tax gain of $128 million. Prior to completion of the sale, NRG continued to record its share of MIBRAG’s operations to “Equity in earnings of unconsolidated affiliates.”
     In connection with the transaction, NRG entered into a foreign currency forward contract to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract had a fixed exchange rate of 1.277 and required NRG to deliver EUR 200 million in exchange for $255 million on June 15, 2009. For the three and six months ended June 30, 2009, NRG recorded an exchange loss of $15 million and $24 million, respectively, on the contract within “Other (loss)/income, net.”

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
Commercial Operations
     NRG’s commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) initial collateral required to establish trading relationships; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of June 30, 2009, commercial operations had total cash collateral outstanding of $214 million, and $292 million outstanding in letters of credit to third parties primarily to support its economic hedging activities. As of June 30, 2009, total collateral held from counterparties was $468 million and $11 million of letters of credit. These collateral amounts do not include collateral postings by Merrill Lynch under the CSRA.
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
     As of June 30, 2009, NRG had issued approximately $5.4 billion in aggregate principal amount of unsecured high yield notes or Senior Notes, had approximately $2.4 billion in principal amount outstanding under the Term Loan Facility, and had issued $516 million of letters of credit under the Company’s $1.3 billion Synthetic Letter of Credit Facility and $59 million of letters of credit under the Company’s Revolving Credit Facility. The Revolving Credit Facility matures on February 2, 2011, and the Synthetic Letter of Credit Facility matures on February 1, 2013.
     Capital Expenditures
     For the six months ended June 30, 2009, the Company’s capital expenditures, including accruals, were approximately $366 million, of which $173 million was related to RepoweringNRG projects. The following table summarizes the Company’s capital expenditures for the six months ended June 30, 2009, and the estimated capital expenditure and repowering investments forecast for the remainder of 2009.

(In millions)	Maintenance	Environmental	Repowering	Total

Northeast	$17	$86	$5	$108
Texas	78	—	89	167
South Central	2	—	—	2
West	3	—	1	4
Reliant Energy	2	—	—	2
Nuclear development	—	—	78	78
Other	5	—	—	5

Total	$107	$86	$173	$366

Estimated capital expenditures for the remainder of 2009	$184	$149	$178	$511

     RepoweringNRG capital expenditures and investments — RepoweringNRG project capital expenditures consisted of approximately $62 million related to the Company’s Langford wind farm project which is currently under construction. In addition, the Company’s RepoweringNRG capital expenditures included $27 million for the construction of Cedar Bayou Unit 4 in Texas and $78 million for the development of STP Units 3 and 4 in Texas.
     The Company’s estimated repowering capital expenditures for the remainder of 2009 are expected to be approximately $178 million. Of this amount, $115 million is estimated for STP Units 3 and 4 without giving effect to any partner contributions or potential equity sell down and approximately $47 million to complete the construction of the Langford wind farm.

     Major maintenance and environmental capital expenditures — The Company’s baghouse projects at western New York facilities resulted in environmental capital expenditures of $79 million for the six months ended June 30, 2009. In addition, the Company’s maintenance capital expenditures were $107 million of which $78 million was primarily related to the Texas region’s baseload assets which included approximately $25 million in nuclear fuel expenditures related STP units 1 and 2.
     NRG anticipates funding its maintenance capital projects primarily with funds generated from operating activities. In addition, on April 15, 2009, the Company executed a $59 million tax-exempt bond financing through its wholly owned subsidiary, Dunkirk Power LLC, with the bonds issued by the County of Chautauqua Industrial Development Agency. These funds are expected to fund environmental capital expenditures at the Dunkirk Generating facility.
     Loans to affiliates — The Company had funded approximately $48 million in interest bearing loans to GenConn Energy LLC, a 50/50 joint venture vehicle of NRG and the United Illuminating Company as part of the Devon and Middletown plant repowering projects prior to the closing of the EBL and GenConn Facility. At the time of closing, $39 million was repaid with proceeds from the EBL financing. Except for a balance of less than $1 million that will be repaid during the third quarter of 2009, this loan was repaid during the second quarter 2009. Subsequent to the financing, the equity portion of construction costs for GenConn are funded through the EBL of NRG Connecticut Peaking and United Illuminating. These funds are made available to GenConn through convertible interest bearing promissory notes that convert upon repayment of the EBL loans by NRG and UI. As of June 30, 2009, there was $70 million outstanding under the loan from NRG.
Environmental Capital Expenditures
     Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures to be incurred during the remainder of 2009 through 2013 to meet NRG’s environmental commitments will be approximately $1.1 billion and are primarily associated with controls on the Company’s Big Cajun and Indian River facilities. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under the Phase II 316(b) Rule. NRG continues to explore cost effective alternatives that can achieve desired results. This estimate reflects anticipated schedules and controls related to CAIR, MACT for mercury, and the Phase II 316(b) rule which are under remand to the U.S. EPA and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.
Capital Allocation
     In addition to the aforementioned planned investments in maintenance and environmental capital expenditures and RepoweringNRG in 2009, and the 2009 repayment of Term Loan Facility debt to the first lien lenders, the Company’s Capital Allocation Plan includes the completion of the 2008 Capital Allocation Plan with the planned purchase of $30 million of common stock as well as the purchase of an additional $300 million in common stock under the previously announced 2009 Capital Allocation Plan, with such purchases to be made from time to time and subject to market conditions and other factors, including as permitted by U.S. securities laws. On July 8, 2009, the Company announced an increase in planned purchases of $170 million under the 2009 Capital Allocation plan. NRG intends to complete the $500 million of share repurchases by the end of 2009, subject to market prices and as permitted by securities laws and other requirements.
Preferred Stock Dividend Payments
     For the six months ended June 30, 2009, NRG paid approximately $6 million, $9 million, and $6 million in dividend payments to holders of the Company’s 5.75%, 4%, and 3.625% Preferred Stock, respectively. On March 16, 2009, the outstanding shares of the 5.75% Preferred Stock converted into common stock and, as a result, there will be no further dividends paid with respect to this series of preferred stock.

CSF Share Lending Arrangement
     On February 20, 2009, CSF I and CSF II, wholly-owned unrestricted subsidiaries of the Company, entered into Share Lending Agreements with affiliates of Credit Suisse Group, or CS, relating to the shares of NRG common stock currently held by CSF I and II in connection with the CSF I and CSF II issued notes and preferred interests agreements, or CSF Debt, originally entered into during the third quarter 2006, by and between CSF I and II and affiliates of CS. The Company entered into Share Lending Agreements due to the current lack of liquidity in the stock borrow market for NRG shares and in order to maintain the intended economic benefits of the CSF Debt agreements. As of June 30, 2009, CSF I and II have lent affiliates of CS 12,000,000 shares of the 21,970,903 shares of NRG common stock held by CSF I and II. The Share Lending Agreements permit affiliates of CS to borrow up to the total number of shares of NRG common stock held by CSF I and II.
Benefit Plans Obligations
     As of June 30, 2009, NRG contributed $14 million towards its three defined benefit pension plans to meet the Company’s 2009 benefit obligation. The Company’s expected contribution to the plans is $16 million during the remainder of 2009. The total 2009 planned contribution of $30 million is a decrease of $30 million from the expected contributions as disclosed in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This decrease in the 2009 expected contributions is due to the adoption by the Company in March 2009 of the new funding method options now available. The new methods were made allowable under new IRS guidance on the application of recent Congressional legislation on funding requirements.
Reliant Energy Customer Deposits
     Changes in the Texas law will require customer deposits and advance payments to be held in a segregated cash account on or before May 21, 2010. The amount of deposits subject to segregation at June 30, 2009, was approximately $58 million.
Cash Flow Discussion
     The following table reflects the changes in cash flows for the comparative years; all cash flow categories include the cash flows from both continuing operations and discontinued operations:

(In millions)
Six months ended June 30,	2009	2008	Change

Net cash provided by operating activities	$722	$436	$286
Net cash used by investing activities	(500)	(122)	(378)
Net cash provided by/(used by) financing activities	565	(233)	798

Net Cash Provided By Operating Activities
     For the six months ended June 30, 2009, net cash provided by operating activities increased by $286 million compared to the same period in 2008. The difference was due to:
•
Collateral deposits and option premiums — In 2009, the changes in both collateral deposits and option premiums paid and collected increased cash from operations by $232 million due to close out of commercial trade positions and lower commodity prices.

•	Working capital — In 2009, the cash from working capital items increased by $54 million due to various changes in assets and liabilities.

Net Cash Used By Investing Activities
     For the six months ended June 30, 2009, net cash used in investing activities was $378 million higher than the same period in 2008. This was due to:
•
Acquisition of Reliant Energy — During the six months ended June 30, 2009, the Company paid $345 million, net of cash acquired of $6 million, towards its acquisition of Reliant Energy. This amount was comprised of approximately $288 million paid at closing, and $63 million paid on June 11, 2009 as an initial remittance of the approximately $82 million of acquired working capital to be remitted to RRI over the 8 months following the closing.

•	Trading of emission allowances — Net purchases and sales of emission allowances resulted in a decrease in cash of $94 million for 2009 as compared to 2008.
•
Proceeds from sale of equity method investment and discontinued operations — Net proceeds from investing activities increased by $55 million in 2009 as compared to 2008 due to the sale of MIBRAG in June 2009 for net proceeds of $284 and the sale of ITISA for proceeds, net of divested cash, of $229 million in the first half of 2008.

Net Cash Used By Financing Activities
     For the six months ended June 30, 2009, net cash provided by financing activities increased by $798 million compared to 2008, due to:
•
Issuance of debt — During 2009, the Company received $25 million from the initial draw under the Reliant Energy working capital facility, $34 million from the Dunkirk bonds, $70 million in GenConn financings and $688 million in gross proceeds from the 2019 Senior Notes. During 2008, the Company received $10 million in proceeds from borrowings.

•
Deferred financing costs — During 2009, the Company paid deferred financing costs of $15 million related to the Reliant Energy CSRA, $10 million related to the 2019 Senior Notes, and $2 million related to the Dunkirk bonds and the Reliant Energy working capital facility.

•
Term Loan Facility debt payment — In 2009, the Company paid down $213 million of its Term Loan Facility, including the payment of excess cash flow, as discussed above under Debt Service Obligations. The Company paid down $158 million of its Term Loan Facility during 2008 which resulted in a net cash decrease of $55 million for the six months ended 2009 as compared to the same period in 2008.

•	Share repurchase — During 2009, the Company did not repurchase any common stock during the first half in 2009, compared to $55 million for 2008.
•
Payment of financing element of acquired derivatives — In 2009, the Company paid a net of $22 million for the settlement of gas swaps related to Reliant Energy and Texas Genco compared to a payment of $28 million for 2008 related to Texas Genco for an increase in cash of $6 million.

•	Exercise of stock options — The Company received proceeds of $8 million from the exercise of stock options for the first half of 2008.

NOL’s, Deferred Tax Assets and FIN 48 Implications
     As of June 30, 2009, the Company had generated total domestic pre-tax book income of $936 million and foreign continuing pre-tax book income of $142 million. In addition, NRG has cumulative foreign NOL carryforwards of $276 million, of which $78 million will expire starting in 2011 through 2018 and of which $198 million do not have an expiration date.
     In addition to these amounts, the Company has net operating losses for tax return purposes but have been classified as capital loss carryforwards for financial statements purposes and for which a full valuation allowance has been established. As a result of the Company’s tax position, and based on current forecasts, the Company anticipates income tax payments of up to $100 million during 2009.
     However, as the position remains uncertain, the Company has recorded a non-current tax liability of $463 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $463 million non-current tax liability for unrecognized tax benefits is due to taxable earnings for which there are no NOLs available to offset for financial statement purposes.
     The Company continues to be under examination by the Internal Revenue Service.
New and On-going Company Initiatives
FORNRG Update
     Beginning in January 2009, the Company transitioned to FORNRG 2.0 to target an incremental 100 basis point improvement to the Company’s ROIC by 2012. The initial targets for FORNRG 2.0 were based upon improvements in the Company’s ROIC as measured by increased cash flow. The economic goals of FORNRG 2.0 will focus on: (i) revenue enhancement; (ii) cost savings; and (iii) asset optimization, including reducing excess working capital and other assets. The FORNRG 2.0 program will measure its progress towards the FORNRG 2.0 goals by using the Company’s 2008 financial results as a baseline, while plant performance calculations will be based upon the appropriate historic baselines.
     The 2009 FORNRG goal is a 20 basis point improvement in ROIC which corresponds to approximately $30 million in cash flow. As of June 30, 2009, the Company has exceeded its 2009 goal with a 22.9 basis point improvement in ROIC, which is equivalent to approximately $34 million in cash flows. The performance of the plants coupled with strategic projects undertaken by corporate functions is evidenced in the overall corporate performance.
Nuclear Innovation North America
     NINA is an NRG subsidiary focused on marketing, siting, developing, financing and investing in new advanced design nuclear projects in select markets across North America, including the planned STP Units 3 and 4 that NRG is developing on a 50/50 basis with City of San Antonio’s agent City Public Service Board of San Antonio, or CPS Energy, at the STP nuclear power station site. TANE, a wholly owned subsidiary of Toshiba Corporation, owns a non-controlling interest in NINA. On May 1, 2009, TANE made the second of its scheduled $50 million contributions to NINA.
     The Department of Energy, or DOE, has confirmed that the South Texas Project expansion, or STP Units 3 and 4, is one of four projects selected for further due diligence and negotiation leading to a conditional commitment under the DOE loan guarantee program. NINA will now begin discussions with the DOE on the specific terms and amount to be loaned for the project. NRG believes DOE loan guarantee support is critical to new nuclear development projects. In addition to U.S. loan guarantees, NINA is seeking to diversify financing by actively pursuing additional loan guarantees through the Japanese government. Due diligence by Japanese financing agencies is in progress and represents an important step in Japanese loan support.

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
     A request to intervene in the Combined License, or COL, proceeding was submitted by several individuals and public interest groups on April 21, 2009. An Atomic Safety and Licensing Board, or ASLB, panel heard oral arguments on a request for a hearing in the South Texas Project COL proceeding on June 23 and 24, 2009 in Bay City, Texas. The ASLB is the NRC’s quasi-judicial arm dealing with licensing matters. The oral argument addressed the admissibility of the issues raised by Petitioners in their filing. The ASLB is expected to issue its findings as to whether or not a hearing should be granted during the month of August.
Agreement with eSolar
     On June 1, 2009, NRG completed an agreement with eSolar, a leading provider of modular, scalable solar thermal power technology, to acquire the development rights for up to 465 MW of solar thermal power plants at sites in California and the Southwest. The first plant is anticipated to begin producing electricity as early as 2011, subject to certain technology demonstration milestones being pursued by eSolar. At closing, NRG invested approximately $5 million for an equity interest in eSolar and $5 million for deposits and land purchase options associated with development rights for three projects on sites in south central California and the Southwest U.S. as well as a portfolio of PPAs to develop, build, own and operate up to 11 eSolar modular solar generating units at these sites. These development assets will use eSolar’s concentrating solar power, or CSP, technology to sell renewable electricity under contracted PPAs with local utilities.
     NRG New Mexico SunTower — On June 11, 2009, NRG announced the execution of a 20-year solar power purchase agreement with El Paso Electric for the full capacity of a 92 MW solar power plant to be built on a 450 acre site located about 10 miles from El Paso, Texas near the City of Sunland Park, New Mexico. The Company anticipates the plant to be in commercial operation by the second quarter 2011.
     Alpine SunTower — On June 25, 2009, NRG, through its wholly owned subsidiary, Alpine Sun Tower, LLC, announced the execution of a solar power purchase agreement with Pacific Gas and Electric Company for the full capacity of a 92 MW solar power plant to be built in Lancaster, California. The Company anticipates the plant to be in commercial operation by 2012.

RepoweringNRG Update
     Currently, NRG has several projects in varying stages of development that include a biomass project at the Montville Generating Station, a new generating unit at the Limestone power station and the repowering of Big Cajun I and El Segundo sites. The following is a summary of repowering projects that are under construction. In addition, NRG continues to participate in active bids in response to requests for proposals in markets in which it operates.
Plants Completed and Operating
     Cedar Bayou Generating Station — On June 24, 2009, NRG and Optim Energy, LLC, or Optim Energy, completed construction and began commercial operation of a new natural gas-fueled combined cycle generating plant at NRG’s Cedar Bayou Generating Station in Chambers County, Texas. NRG and Optim Energy have a 50/50 undivided interest basis in the 550 MW generating plant. NRG is the operator of the plant and Optim Energy is acting as energy manager for Cedar Bayou unit 4. Cedar Bayou unit 4 is providing the Company a net capacity of 275 MW given NRG’s 50% ownership.
Plants under Construction
     GenConn Energy LLC — In a procurement process conducted by the Department of Public Utility Control, or DPUC, and finalized in 2008, GenConn Energy, a 50/50 joint venture of NRG and The United Illuminating Company, secured contracts in 2008 with Connecticut Light & Power, or CL&P, for the construction and operation of two 200 MW peaking facilities, at NRG’s Devon and Middletown sites in Connecticut. The contracts, which are structured as contracts for differences for the operation of the new power plants, have a 30-year term and call for commercial operation of the Devon project by June 1, 2010, and the Middletown project by June 1, 2011. GenConn has secured all state permits required for the projects and has entered into contracts for engineering, construction and procurement of the eight GE LM6000 combustion turbines required for the projects. Construction has begun at the Devon site while construction at Middletown is expected to commence in the first quarter of 2010.
     On April 27, 2009, GenConn Energy closed on $534 million of project financing related to these projects. The project financing includes a seven-year project backed term loan and a five year working capital facility which together total $291 million. In addition, NRG and United Illuminating have each closed an equity bridge loan of $121.5 million, which together total $243 million. NRG is funding its share of costs related to these projects via year to date draw downs on the equity bridge loan of $70 million as of June 30, 2009.
     Langford Wind Project — On March 16, 2009, NRG, through its wholly owned subsidiary, Padoma Wind Power LLC, began construction on a 150 MW wind farm located in Tom Green, Irion, and Schleicher Counties, Texas. The Langford Wind Project will utilize 100 General Electric 1.5 MW wind turbines. The project is scheduled to reach commercial operation by the end of 2009.

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
     See discussion in Note 3, Business Acquisition, regarding the CSRA as a result of the acquisition of Reliant Energy on May 1, 2009.
     Retained or Contingent Interests
     NRG does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
     Derivative Instrument Obligations
     The Company’s 3.625% Preferred Stock includes a feature which is considered an embedded derivative per SFAS 133. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of SFAS 133. As of June 30, 2009, based on the Company’s stock price, the embedded derivative was out-of-the-money and had no redemption value.
     The Company’s unrestricted wholly-owned subsidiary, CSF II, has outstanding notes and preferred interests that contain a feature considered an embedded derivative per SFAS 133. Although it is considered a derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to paragraph 11(a) of SFAS 133. As of June 30, 2009, based on the Company’s stock price, the CSF II embedded derivative was out-of-the-money and had no redemption value.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
     Variable Interest in Equity Investments — As of June 30, 2009, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. One of these investments, GenConn, is a variable interest entity for which NRG is not the primary beneficiary.
     NRG’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $68 million as of June 30, 2009. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG.
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
     Contractual Obligations and Commercial Commitments
     NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s Form 10-K. Also see Note 14, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the first half of 2009.

Critical Accounting Policies and Estimates
     NRG’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles, or GAAP, requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.
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
     In connection with the Reliant Energy acquisition, the Company will record additional intangible assets. See Note 3 – Business Acquisition.
     The following represents new critical estimates of revenues and cost of energy related to the Company’s Reliant Energy segment that would have a material impact on the segment’s financial condition or results of operations:
•
Accrued Unbilled Revenues — Accrued unbilled revenues are critical accounting estimates as volumes are not precisely known at the end of each reporting period and the revenue amounts are material. Accrued unbilled revenues of $433 million as of June 30, 2009 which represents 11% of the Company’s consolidated revenues for the six months ended June 30, 2009 and 37% of Reliant Energy’s revenues for the two months ended June 30, 2009.

•
Estimated Energy Supply Costs — Reliant Energy record energy supply costs for electricity sales and services to retail customers based on estimated supply volumes for the applicable reporting period. This is a critical accounting estimate as volumes are not known at the end of each reporting period and the purchased power amounts are material. Reliant Energy’s energy supply costs of $93 million as of June 30, 2009 consist of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities.

In estimating supply volumes, the Company considers the effects of historical customer volumes, weather factors and usage by customer class. The Company estimates transmission and distribution delivery fees using the same method that is used for electricity sales and services to retail customers. In addition, NRG estimates ERCOT ISO fees based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as purchased power in the applicable reporting period. Changes in the Company’s volume usage would result in a similar offsetting change in billed volumes, thus partially mitigating the Company energy supply costs.

•
Dependence on ERCOT ISO Settlement Procedures — Preliminary settlement information is due from the ERCOT ISO within two months after electricity is delivered. Final settlement information is due from the ERCOT ISO within six months after electricity is delivered. The six month settlement received from ERCOT is considered final as ERCOT will only resettle if there are data errors greater than 2% of that day’s transaction dollars or if alternate dispute resolutions are granted. The Company records estimated supply costs and related fees using estimated supply volumes, as discussed above, and adjust those costs upon receipt of the ERCOT ISO information. Delays in settlements could materially affect the accuracy of NRG’s recorded energy supply costs and related fees.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     NRG is exposed to several market risks in the Company’s normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s merchant power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, credit risk, and currency exchange risk. In order to manage these risks, the Company uses various fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange, and swaps and options traded in the over-the-counter financial markets to:
•	Manage and hedge fixed-price purchase and sales commitments;
•	Manage and hedge exposure to variable rate debt obligations;
•	Reduce exposure to the volatility of cash market prices; and
•	Hedge fuel requirements for the Company’s generating facilities.
Commodity Price Risk
     Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as natural gas, electricity, coal, oil, and emissions credits. A number of factors influence the level and volatility of prices for energy commodities and related derivative products. These factors include:
•	Seasonal, daily and hourly changes in demand;
•	Extreme peak demands due to weather conditions;
•	Available supply resources;
•	Transportation availability and reliability within and between regions; and
•	Changes in the nature and extent of federal and state regulations.
     As a result of the acquisition of Reliant Energy, NRG’s portfolio consists of generation assets and full requirement load serving obligations. NRG manages the commodity price risk of the Company’s merchant generation operations and load serving obligations by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted sales and purchases of electricity and fuel. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as New York Mercantile Exchange, or NYMEX, Intercontinental Exchange, or ICE, and Chicago Climate Exchange, or CCX, as well as over-the-counter financial markets. The portion of forecasted transactions hedged may vary based upon management’s assessment of market, weather, operations and other factors.
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
     NRG measures the risk of the Company’s portfolio using several analytical methods, including sensitivity tests, scenario tests, stress tests, position reports, and Value at Risk, or VaR. VaR is a statistical concept that defines risk of loss, at a certain confidence level, over a designated horizon due to changes in market prices over that horizon. Currently, the company estimates VaR using a Monte Carlo simulation of prices. NRG’s total portfolio includes mark-to-market and non-mark-to-market energy assets and liabilities.
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

     As of June 30, 2009, the VaR for NRG’s commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the diversified VaR model was $49 million. The inclusion of the Reliant Energy retail portfolio, comprised of contracted load and related supply, did not materially affect the VaR measure as the portfolio is currently hedged.
     The following table summarizes average, maximum and minimum VaR for NRG for the three and six months ended June 30, 2009, and 2008:

(In millions)
VAR	2009	2008

Three months ended June 30:	$49	$58
Average	35	50
Maximum	54	63
Minimum	28	39

Six months ended June 30:	$49	$58
Average	38	52
Maximum	54	65
Minimum	28	35

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
     In order to provide additional information for comparative purposes to NRG’s peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of June 30, 2009, for the entire term of these instruments entered into for both asset management and trading, was approximately $42 million primarily driven by asset-backed transactions.
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
     In May 2009, NRG entered into a series of forward-starting interest rate swaps. These interest rate swaps become effective on April 1, 2011 and are intended to hedge the risks associated with floating interest rates. For each of the interest rate swaps, the Company will pay its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives the monthly equivalent of a floating interest payment based on a 1-month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparties are made monthly and the LIBOR is determined in advance of each interest period. The total notional amount of these swaps is $900 million. The swaps mature on February 1, 2013.
     As of June 30, 2009, the Company had various interest rate swap agreements with notional amounts totaling approximately $3.3 billion. If the swaps had been discontinued on June 30, 2009, the Company would have owed the counterparties approximately $120 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
     NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2009, a 1% change in interest rates would result in a $13 million change in interest expense on a rolling twelve month basis.
     As of June 30, 2009, the Company’s long-term debt fair value was $8.3 billion and the carrying amount was $8.6 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt by $456 million.

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
     Based on a sensitivity analysis for power and gas positions under marginable contracts excluding all non-affiliate third party positions under the CSRA, a $1 per MMBtu increase or decrease in natural gas prices across the term of the marginable contracts would cause a change in margin collateral outstanding of approximately $65 million as of June 30, 2009, and a 0.25 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral of approximately $63 million as of June 30, 2009. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2009.
     Under the second lien, NRG is required to post certain letter of credits as credit support for changes in commodity prices. As of June 30, 2009, no letters of credit are outstanding to second lien counterparties. With changes in commodity prices, the letters of credit could grow to $87 million, the cap under the agreements.
Credit Risk
     Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties’ credit limits; (iii) the use of credit mitigation measures such as margin, collateral, credit derivatives or prepayment arrangements; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk with a diversified portfolio of counterparties, including ten participants under its first and second lien structure. The Company also has credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at NRG to cover the credit risk of the counterparty until positions settle.
     Under the current economic downturn in the U.S. and overseas, the Company has heightened its management and mitigation of counterparty credit risk by using credit limits, netting agreements, collateral thresholds, volumetric limits and other mitigation measures, where available. NRG avoids concentration of counterparties whenever possible and applies credit policies that include an evaluation of counterparties’ financial condition, collateral requirements and the use of standard agreements that allow for netting and other security.
     As of June 30, 2009, total credit exposure to substantially all counterparties was $2.1 billion and NRG held collateral (cash and letters of credit) against those positions of $469 million resulting in a net exposure of $1.7 billion compared with a net exposure of $1.3 billion as of March 31, 2009. This increase is due to Merrill Lynch’s position as credit provider to Reliant Energy and the exposure resulting from novated trades that were completed as part of the acquisition of Reliant Energy, as discussed Note 3 — Business Acquistion. Total credit exposure is discounted at the risk free rate.

     The following table highlights the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and normal purchase and sale, and non-derivative transactions. The exposure is shown net of collateral held, includes amounts net of receivables or payables and excludes non-affiliate third party exposure under the CSRA.

Net Exposure(a) (b) as of
June 30, 2009
Category	(% of Total)

Financial institutions	82%
Utilities, energy, merchants, marketers and other	14
Coal suppliers	2
ISOs	2

Total	100%

Net Exposure(a) (b) as of
June 30, 2009
Category	(% of Total)

Investment grade	94%
Non-Investment grade	—
Non-rated	6

Total	100%

(a)
Credit exposure excludes California tolling, uranium, coal transportation, New England Reliability Must-Run, cooperative load contracts, and Texas Westmoreland coal contracts. The aforementioned exposures were excluded for various reasons including regulatory support or liens held against the contracts which serve to reduce the risk of loss, or credit risks for certain contracts are not readily measurable due to a lack of market reference prices.

(b)
The exposure amounts presented in the above table do not include non-affiliate third party exposure under the CSRA. The gross credit exposure to third parties under the CSRA is $410 million, and the cash collateral held by Merrill Lynch against this exposure is $312 million.

     NRG has credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $707 million. NRG has significant credit risk concentration with Merrill Lynch primarily due to cash collateral held by Merrill Lynch for positions under the CSRA. NRG expects this risk to be significantly reduced when the Company unwinds the CSRA. Approximately 85% of NRG’s positions relating to credit risk roll-off by the end of 2011. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results from nonperformance by a counterparty.
     NRG is exposed to retail credit risk through our competitive electricity supply business, which serves commercial and industrial customers and the mass market in Texas. Retail credit risk results when a customer fails to pay for services rendered. The losses could be incurred from nonpayment of customer accounts receivable and any in the money forward value. NRG manages retail credit risk through the use of established credit policies that include monitoring of the portfolio, and the use of credit mitigation measures such as deposits or prepayment arrangement. Retail credit risk is dependent on the overall economy, but is minimized due to the fact that NRG’s portfolio of retail customers is largely diversified, with no significant single name concentration.
Fair Value of Derivative Instruments
     NRG may enter into long-term power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices, to hedge fuel requirements at generation facilities, hedge supplies for retail operations and protect fuel inventories. In addition, in order to mitigate interest rate risk associated with the issuance of the Company’s variable rate and fixed rate debt, NRG enters into interest rate swap agreements.
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

     The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at June 30, 2009, based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at June 30, 2009. Also, in connection with the Company’s acquisition of Reliant Energy, NRG acquired retail load and supply contracts. The table below also includes the fair value of supply contracts under mark-to-market accounting treatment as of May 1, 2009.

Derivative Activity Gains/(Losses)	(In millions)

Fair value of contracts as of December 31, 2008	$996
Contracts realized or otherwise settled during the period	(322)
Contracts acquired in conjunction with Reliant Energy	(1,054)
Changes in fair value	860

Fair value of contracts as of June 30, 2009	$480

	Fair Value of Contracts as of June 30, 2009
	Maturity			Maturity
(In millions)	Less Than	Maturity	Maturity	in Excess	Total Fair
Sources of Fair Value Gains/(Losses)	1 Year	1-3 Years	4-5 Years	4-5 Years	Value

Prices actively quoted	$11	$9	$—	$—	$20
Prices provided by other external sources	130	131	179	(30)	410
Prices provided by models and other valuation methods	57	(7)	—	—	50

Total	$198	$133	$179	$(30)	$480

     A small portion of NRG’s contracts are exchange-traded contracts with readily available quoted market prices. The majority of NRG’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company’s prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 10% of the total fair value of all derivative contracts. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG’s net exposure under a specific master agreement is an asset, the Company is using the counterparty’s default swap rate. If the exposure under a specific master agreement is a liability, the Company is using NRG’s default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG’s liabilities or that a market participant would be willing to pay for NRG’s assets. As of June 30, 2009, the credit reserve resulted in a $23 million increase in fair value which is composed of a $1 million loss in OCI and a $24 million gain in derivative revenue and cost of operations.
     The fair values in each category reflect the level of forward prices and volatility factors as of June 30, 2009, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

     The Company has elected to disclose derivative activity on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company’s portfolio. As discussed in Item 7A — Commodity Price Risk in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, NRG measures the sensitivity of the Company’s portfolio to potential changes in market prices using Value at Risk, or VAR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG’s risk management policy places a limit on one-day holding period VAR, which limits the Company’s net open position. As the Company’s trade-by-trade derivative accounting results in a gross-up of the Company’s derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG’s hedging activity. As of June 30, 2009, NRG’s net derivative asset was $480 million, a decrease to total fair value of $516 million as compared to December 31, 2008. This decrease was primarily driven by the acquisition of Reliant Energy’s retail portfolio offset by increase in fair value due to the decreases in gas and power prices and the roll-off of trades that settled during the period.
Currency Exchange Risk
     NRG may be subject to foreign currency risk as a result of the Company entering into purchase commitments with foreign vendors for the purchase of major equipment associated with RepoweringNRG initiatives. To reduce the risks to such foreign currency exposure, the Company may enter into transactions to hedge its foreign currency exposure using currency options and forward contracts. As of June 30, 2009, there were no foreign currency options and forward contracts outstanding for purchase commitments.
     In connection with the MIBRAG sale transaction, NRG entered into a foreign currency forward contract to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract had a fixed exchange rate of 1.277 and required NRG to deliver EUR 200 million in exchange for $255 million on June 15, 2009. For the three and six months ended June 30, 2009, NRG recorded an exchange loss of $15 million and $24 million, respectively, on the contract within “Other income/(expense).”
     As a result of the Company’s limited foreign currency exposure to date, the effect of foreign currency fluctuations has not been material to the Company’s results of operations, financial position and cash flows as of and for the three months ended June 30, 2009.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     For a discussion of material legal proceedings in which NRG was involved through June 30, 2009, see Note 14, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q.
ITEM 1A — RISK FACTORS
     In addition to the revised risk factors below, information regarding risk factors appears in Part I, Item 1A, Risk Factors in NRG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A, Risk Factors in NRG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Risks Related to the Reliant Energy Retail Business
NRG may have to post significant amounts of collateral, which could adversely affect its liquidity, financial position and business.
     In connection with any unwind of the Company’s credit-enhanced retail structure with Merrill Lynch, NRG will have to post collateral for new retail supply and hedging transactions in connection with Reliant Energy’s retail business. The Company’s levels of collateral postings would be determined and impacted by the terms and timing of the unwind, the nature and volume of the Company’s commodity hedging agreements, commodity prices and other strategic alternatives that NRG may undertake. While NRG intends to (i) become the primary provider of Reliant Energy’s supply requirements; and (ii) use a portion of the net proceeds of the 8.50% Senior Notes to the cash collateralize Reliant Energy’s obligations under the credit sleeve arrangements (assuming NRG can reach an agreement with Merrill Lynch on terms acceptable to the Company), depending on the specific timing and the movement in underlying commodity prices, NRG could incur significant collateral posting obligations that may require the Company to seek additional sources of liquidity, including additional debt. The covenants in NRG’s senior secured credit facility and credit sleeve arrangements with Merrill Lynch restrict the Company’s ability to, among other things, obtain additional financing. If NRG were unable to generate sufficient cash flows from operations or raise cash from other sources, NRG may not be able to meet the Company’s collateral posting obligations. These situations could result from further adverse developments in the energy, fuel or capital markets, a disruption in NRG’s operations or those of third parties or other events adversely affecting NRG’s cash flows and financial performance. NRG cannot make any assurances that it would be able to obtain such additional liquidity on commercially reasonable terms or at all.
Volatile power supply costs and demand for power could adversely affect the financial performance of NRG’s retail business.
     Although NRG has begun the process of becoming the primary provider of Reliant Energy’s supply requirements, Reliant Energy presently purchases a substantial portion of its supply requirements from third parties. As a result, Reliant Energy’s financial performance depends on its ability to obtain adequate supplies of electric generation from third parties at prices below the prices it charges its customers. Consequently, the Company’s earnings and cash flows could be adversely affected in any period in which Reliant Energy’s power supply costs rise at a greater rate than the rates it charges to customers. The price of power supply purchases associated with Reliant Energy’s energy commitments can be different than that reflected in the rates charged to customers due to, among other factors:
•	varying supply procurement contracts used and the timing of entering into related contracts;
•	subsequent changes in the overall price of natural gas;
•	daily, monthly or seasonal fluctuations in the price of natural gas relative to the 12-month forward prices;
•	transmission constraints and the Company’s ability to move power to its customers; and
•	changes in market heat rate (i.e., the relationship between power and natural gas prices).
     The Company’s earnings and cash flows could also be adversely affected in any period in which the demand for power significantly varies from the forecasted supply, which could occur due to, among other factors, weather events, competition and economic conditions.

NRG depends on the Electric Reliability Council of Texas, or ERCOT, to communicate operating and system information in a timely and accurate manner. Information that is not timely or accurate can have an impact on the Company’s current and future reported financial results.
     ERCOT communicates information relating to a customer’s choice of retail electric provider and other data needed for servicing the customer accounts of the Company’s retail electric providers. Any failure to perform these tasks will result in delays and other problems in enrolling, switching and billing customers. Information that is not timely or accurate may adversely impact the Company’s ability to serve load in the optimum manner.
NRG could be liable for a share of the payment defaults of other market participants.
     If a market participant defaults on its payment obligations to an independent system operator, or ISO, the Company, together with other market participants, are liable for a portion of the default obligation that is not otherwise covered by the defaulting market participant. Each ISO establishes credit requirements applicable to market participants and the basis for allocating payment default amounts to market participants. In ERCOT, the allocation is based on share of the total load.
Significant events beyond the Company’s control, such as hurricanes and other weather-related problems or acts of terrorism, could cause a loss of load and customers and thus have a material adverse effect on the Company’s business.
     The uncertainty associated with events beyond the Company’s control, such as significant weather events and the risk of future terrorist activity, could cause a loss of load and customers and may affect the Company’s results of operations and financial condition in unpredictable ways. In addition, significant weather events or terrorist actions could damage or shut down the power transmission and distribution facilities upon which the retail business is dependent. Power supply may be sold at a loss if these events cause a significant loss of retail customer load.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None.

ITEM 6 — EXHIBITS

Exhibits

4.1	Sixteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.2	Seventeenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.3	Eighteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.4	Nineteenth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.5	Twentieth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.6	Twenty-First Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.7	Twenty-Second Supplemental Indenture, dated June 5, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(3)

4.8	Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(4)

10.1A	Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009, among Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc. (5)

10.1B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment). (5)

10.2	Contingent Contribution Agreement, dated May 1, 2009, among NRG Energy, Inc., NRG Retail LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC and Merrill Lynch Commodities, Inc. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

(1)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 4, 2009

(2)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 14, 2009

(3)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on June 5, 2009

(4)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on July 15, 2009

(5)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 7, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ DAVID W. CRANE
David W. Crane Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT C. FLEXON
Robert C. Flexon Chief Financial Officer (Principal Financial Officer)

/s/ JAMES J. INGOLDSBY
James J. Ingoldsby
Date: July 30, 2009	Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

4.1	Sixteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.2	Seventeenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.3	Eighteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.4	Nineteenth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.5	Twentieth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.6	Twenty-First Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.7	Twenty-Second Supplemental Indenture, dated June 5, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(3)

4.8	Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(4)

10.1A	Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009, among Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc. (5)

10.1B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment). (5)

10.2	Contingent Contribution Agreement, dated May 1, 2009, among NRG Energy, Inc., NRG Retail LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC and Merrill Lynch Commodities, Inc. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

(1)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 4, 2009

(2)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 14, 2009

(3)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on June 5, 2009

(4)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on July 15, 2009

(5)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 7, 2009