Form 10-Q/A
period 2009-06-30
NRG ENERGY, INC.
filed 2009-08-25
CIK 1013871

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

ITEM 6 — EXHIBITS
SIGNATURES
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
          This amendment is being filed in accordance with Rule 405(a)(2)(ii) of Regulation S-T solely to furnish Exhibit 101 to the Form 10-Q for the period ended June 30, 2009. Exhibit 101 consists of the following financial information from NRG Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in eXtensible Business Reporting Language, or XBRL: (i) Condensed Consolidated Statements of Operations for the fiscal periods ended June 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2009 and 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, filed herewith. No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.
          Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
ITEM 6 — EXHIBITS

Exhibits
4.1	Sixteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.2	Seventeenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.3	Eighteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.4	Nineteenth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.5	Twentieth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.6	Twenty-First Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.7	Twenty-Second Supplemental Indenture, dated June 5, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(3)

4.8	Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(4)

10.1A	Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009, among Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc. (5)

10.1B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment). (5)

10.2	Contingent Contribution Agreement, dated May 1, 2009, among NRG Energy, Inc., NRG Retail LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC and Merrill Lynch Commodities, Inc. (5)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

Exhibits
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	previously filed with Form 10-Q on July 30, 2009

(1)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 4, 2009

(2)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 14, 2009

(3)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on June 5, 2009

(4)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on July 15, 2009

(5)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 7, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)
/s/ JAMES J. INGOLDSBY
James J. Ingoldsby
Date: August 25, 2009	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits
4.1	Sixteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.2	Seventeenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.3	Eighteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York. (1)

4.4	Nineteenth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.5	Twentieth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.6	Twenty-First Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.(2)

4.7	Twenty-Second Supplemental Indenture, dated June 5, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(3)

4.8	Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.(4)

10.1A	Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009, among Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Receivables, LLC, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc. (5)

10.1B	Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement, dated May 1, 2009 (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment). (5)

10.2	Contingent Contribution Agreement, dated May 1, 2009, among NRG Energy, Inc., NRG Retail LLC, RERH Holdings, LLC, Reliant Energy Retail Holdings, LLC and Merrill Lynch Commodities, Inc. (5)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	previously filed with Form 10-Q on July 30, 2009

(1)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 4, 2009

(2)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 14, 2009

(3)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on June 5, 2009

(4)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on July 15, 2009

(5)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 7, 2009