Form 10-Q
period 2009-09-30
NRG ENERGY, INC.
filed 2009-11-02
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009
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
Yes ☑   No ☐
      As of October 28, 2009, there were 256,409,300 shares of common stock outstanding, par value $0.01 per share.

Index

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION	3
GLOSSARY OF TERMS	4
PART I — FINANCIAL INFORMATION	9
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES	9
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	61
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	110
ITEM 4 — CONTROLS AND PROCEDURES	115
PART II — OTHER INFORMATION	116
ITEM 1 — LEGAL PROCEEDINGS	116
ITEM 1A — RISK FACTORS	116
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	116
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	116
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	116
ITEM 5 — OTHER INFORMATION	117
ITEM 6 — EXHIBITS	118
SIGNATURES	119
EX-10.1.A
EX-10.1.B
EX-31.1
EX-31.2
EX-31.3
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believes,” “projects,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause NRG’s actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Risks Factors Related to NRG Energy, Inc. in Part I, Item 1A, of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008 and Risk Factors in Part II, Item 1A, of the Quarterly Report on Form 10-Q, for the quarters ended March 31, 2009 and June 30, 2009 including the following:
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

•
NRG’s ability to implement its FORNRG strategy of increasing the return on invested capital through operational performance improvements and a range of initiatives at plants and corporate offices to reduce costs or generate revenue;

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

GLOSSARY OF TERMS
     When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

APB	Accounting Principles Board

ASC	The FASB Accounting Standards Codification, which the FASB has established as the source of authoritative U.S. GAAP

ASU	Accounting Standards Updates – updates to the ASC

Baseload capacity	Electric power generation capacity normally expected to serve loads on an around-the-clock basis throughout the calendar year

BACT	Best Available Control Technology

BTA	Best Technology Available

BTU	British Thermal Unit

CAA	Clean Air Act

CAGR	Compound annual growth rate

CAIR	Clean Air Interstate Rule

CAISO	California Independent System Operator

Capital Allocation Plan	Share repurchase program

Capital Allocation Program	NRG’s plan of allocating capital between debt reduction, reinvestment in the business, and share repurchases through the Capital Allocation Plan

CDWR	California Department of Water Resources

C&I	Commercial, industrial and governmental/institutional

CL&P	The Connecticut Light & Power Company

CO2	Carbon dioxide

CREZ	Competitive Renewable Energy Zones

CS	Credit Suisse Group

CSF I	NRG Common Stock Finance I LLC

CSF II	NRG Common Stock Finance II LLC

CSF CAGRs	Embedded derivatives within the CSF debt, individually referred to as CSF I CAGR and CSF II CAGR

CSF Debt	CSF I and CSF II issued notes and preferred interest, individually referred to as CSF I Debt and CSF II Debt

CSRA	Credit Sleeve Reimbursement Agreement with Merrill Lynch in connection with acquisition of Reliant Energy, as hereinafter defined

DNREC	Delaware Department of Natural Resources and Environmental Control

DPUC	Department of Public Utility Control

EITF	Emerging Issues Task Force

EPC	Engineering, Procurement and Construction

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the Regional Reliability Coordinator of the various electricity systems within Texas

ESPP	Employee Stock Purchase Plan

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FSP	FASB Staff Position

GHG	Greenhouse Gases

GLOSSARY OF TERMS (continued)

Heat Rate
A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWh’s generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh.

IGCC	Integrated Gasification Combined Cycle

IRS	Internal Revenue Service

ISO	Independent System Operator, also referred to as Regional Transmission Organizations, or RTO

ISO-NE	ISO New England Inc.

ITISA	Itiquira Energetica S.A.

kV	Kilovolts

kW	Kilowatts

kWh	Kilowatt-hours

LIBOR	London Inter-Bank Offer Rate

Licensing Board	Atomic Licensing and Safety Board

LTIP	Long-Term Incentive Plan

MACT	Maximum Achievable Control Technology

Mass	Residential and small business

MDPSC	Maryland Public Service Commission

Merit Order	A term used for the ranking of power stations in order of ascending marginal cost

MIBRAG	Mitteldeutsche Braunkohlengesellschaft mbH

MMBtu	Million British Thermal Units

MRTU	Market Redesign and Technology Upgrade

MVA	Megavolt-ampere

MW	Megawatts

MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours

MWt	Megawatts Thermal

NAAQS	National Ambient Air Quality Standards

Net Exposure	Counterparty credit exposure to NRG, net of collateral

NINA	Nuclear Innovation North America LLC

NOx	Nitrogen oxide

NOL	Net Operating Loss

NOV	Notice of Violation

NPNS	Normal Purchase Normal Sale

NRC	United States Nuclear Regulatory Commission

NSR	New Source Review

NYISO	New York Independent System Operator

OCI	Other Comprehensive Income

Phase II 316(b) Rule	A section of the Clean Water Act regulating cooling water intake structures

PJM	PJM Interconnection, LLC

PJM market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

GLOSSARY OF TERMS (continued)

PML
NRG Power Marketing, LLC, a wholly-owned subsidiary of NRG which procures transportation and fuel for the Company’s generation facilities, sells the power from these facilities, and manages all commodity trading and hedging for NRG

PPA	Power Purchase Agreement

PUCT	Public Utility Commission of Texas

Reliant Energy	NRG’s retail business in Texas purchased on May 1, 2009, from Reliant Energy, Inc. which is now known as RRI Energy, Inc., or RRI

Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency

RepoweringNRG	NRG’s program designed to develop, finance, construct and operate new, highly efficient, environmentally responsible capacity over the next decade

REPS	Reliant Energy Power Supply, LLC

RERH	RERH Holding, LLC and its subsidiaries

Revolving Credit Facility	NRG’s $1 billion senior secured revolving credit facility which matures on February 2, 2011

RGGI	Regional Greenhouse Gas Initiative

ROIC	Return on Invested Capital

RPM	Reliability Pricing Model — term for capacity market in PJM market

RTO	Regional Transmission Organization, also referred to as an Independent System Operator, or ISO

Sarbanes-Oxley	Sarbanes-Oxley Act of 2002 (as amended)

SEC	United States Securities and Exchange Commission

Securities Act	The Securities Act of 1933, as amended

Senior Credit Facility
NRG’s senior secured facility, which is comprised of a Term Loan Facility and a $1.3 billion Synthetic Letter of Credit Facility which mature on February 1, 2013, and a $1 billion Revolving Credit Facility, which matures on February 2, 2011

SIFMA	Securities Industry and Financial Markets Association

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

ACCOUNTING PRONOUNCEMENTS
     The following ASC topics are referenced in this report. In addition, certain U.S. GAAP standards and interpretations were adopted by the Company in 2009 prior to the July 1, 2009, effective date of the ASC, and were subsequently incorporated into one or more ASC topics. Further, certain U.S. GAAP standards were ratified by the FASB in 2009 prior to July 1, 2009, but are not yet effective and have therefore not yet been incorporated into the ASC. This glossary includes the definition of these “legacy” standards and interpretations under the ASC topic or topics which have been, or are expected to be, fully or partially incorporated.

ASC 105	ASC-105, Generally Accepted Accounting Principles; incorporates:
•	SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

ASC 270	ASC-270, Interim Reporting; incorporates:
•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

ASC 275	ASC-275, Risks and Uncertainties, incorporates:
•	FSP FAS 142-3, Determination of the Useful Life of Intangible Assets

ASC 320	ASC-320, Investments-Debt and Equity Securities; incorporates:
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

ASC 323	ASC-323, Investments-Equity Method and Joint Ventures; incorporates:
•	EITF 08-6, Equity Method Investment Accounting Considerations

ASC 350	ASC-350, Intangibles-Goodwill and Others; incorporates:
•	FSP FAS 142-3, Determination of the Useful Life of Intangible Assets

ASC 450	ASC-450, Contingencies

ASC 470	ASC-470, Debt; incorporates:
•	FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

ASC 715	ASC-715, Compensation-Retirement Benefits, incorporates:
•	FSP FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets

ASC 718	ASC-718, Compensation-Stock Compensation; incorporates:
•	EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

ASC 740	ASC-740, Income Taxes

ASC 805	ASC-805, Business Combinations; incorporates:
•	SFAS 141(R), Business Combinations
•	FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

ASC 810	ASC-810, Consolidation; incorporates:
•	SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, Consolidate Financial Statements

Expected to incorporate SFAS 167, Amendments to FASB Interpretations No. 46 (R), effective January 1, 2010

ASC 815	ASC-815, Derivatives and Hedging; incorporates:
•	SFAS 161, Disclosures About Derivative Instruments and Hedging Activities

•	EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

ASC 820	ASC-820, Fair Value Measurements and Disclosures; incorporates:

•	FSP FAS 157-2, Effective Date of FASB Statement No. 157

•	FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

•	EITF 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

ASC 825	ASC-825, Financial Instruments; incorporates:
•	FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

ASC 855	ASC-855, Subsequent Events; incorporates:
•	SFAS 165, Subsequent Events

ASU 2009-5	ASU 2009-5, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value

ASU 2009-15	ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing; incorporates:
•	EITF 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except for per share amounts)	2009	2008	2009	2008

Operating Revenues
Total operating revenues	$2,916	$2,612	$6,811	$5,230

Operating Costs and Expenses
Cost of operations	1,893	997	3,901	2,812
Depreciation and amortization	212	156	594	478
Selling, general and administrative	182	75	396	233
Acquisition-related transaction and integration costs	6	—	41	—
Development costs	12	13	34	29

Total operating costs and expenses	2,305	1,241	4,966	3,552
Operating Income	611	1,371	1,845	1,678

Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	58	33	35
Gain on sale of equity method investment	—	—	128	—
Other income/(loss), net	5	(7)	(9)	14
Interest expense	(178)	(142)	(475)	(442)

Total other expense	(167)	(91)	(323)	(393)

Income From Continuing Operations Before Income Taxes	444	1,280	1,522	1,285
Income tax expense	166	502	614	503

Income From Continuing Operations	278	778	908	782
Income from discontinued operations, net of income taxes	—	—	—	172

Net Income	278	778	908	954
Less: Net loss attributable to noncontrolling interest	—	—	(1)	—

Net income attributable to NRG Energy, Inc.	278	778	909	954

Dividends for preferred shares	6	13	27	41

Income Available for NRG Energy, Inc. Common Stockholders	$272	$765	$882	$913

Earnings per share attributable to NRG Energy, Inc.
Common Stockholders
Weighted average number of common shares outstanding — basic	249	235	247	236
Income from continuing operations per weighted average common share — basic	$1.09	$3.26	$3.58	$3.14
Income from discontinued operations per weighted average common share — basic	—	—	—	0.73

Net Income per Weighted Average Common Share — Basic	$1.09	$3.26	$3.58	$3.87

Weighted average number of common shares outstanding — diluted	272	277	274	278
Income from continuing operations per weighted average common share — diluted	$1.02	$2.81	$3.29	$2.79
Income from discontinued operations per weighted average common share — diluted	—	—	—	0.62

Net Income per Weighted Average Common Share — Diluted	$1.02	$2.81	$3.29	$3.41

Amounts attributable to NRG Energy, Inc.:
Income from continuing operations, net of income taxes	$278	$778	$909	$782
Income from discontinued operations, net of income taxes	—	—	—	172

Net Income	$278	$778	$909	$954

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
(In millions, except shares)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,250	$1,494
Funds deposited by counterparties	293	754
Restricted cash	26	16
Accounts receivable, less allowance for doubtful accounts of $40 and $3, respectively	1,119	464
Inventory	533	455
Derivative instruments valuation	3,199	4,600
Deferred income taxes	101	—
Cash collateral paid in support of energy risk management activities	475	494
Prepayments and other current assets	215	215

Total current assets	8,211	8,492

Property, plant and equipment, net of accumulated depreciation of $2,876 and $2,343, respectively	11,610	11,545

Other Assets
Equity investments in affiliates	392	490
Capital leases and note receivable, less current portion	507	435
Goodwill	1,718	1,718
Intangible assets, net of accumulated amortization of $483 and $335, respectively	1,942	815
Nuclear decommissioning trust fund	354	303
Derivative instruments valuation	1,039	885
Other non-current assets	181	125

Total other assets	6,133	4,771

Total Assets	$25,954	$24,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$537	$464
Accounts payable	725	451
Derivative instruments valuation	3,017	3,981
Deferred income taxes	—	201
Cash collateral received in support of energy risk management activities	293	760
Accrued expenses and other current liabilities	636	724

Total current liabilities	5,208	6,581

Other Liabilities
Long-term debt and capital leases	8,229	7,697
Nuclear decommissioning reserve	296	284
Nuclear decommissioning trust liability	249	218
Deferred income taxes	1,572	1,190
Derivative instruments valuation	859	508
Out-of-market contracts	324	291
Other non-current liabilities	1,138	669

Total non-current liabilities	12,667	10,857

Total Liabilities	17,875	17,438

3.625% convertible perpetual preferred stock	247	247
Commitments and Contingencies
Stockholders’ Equity
Preferred stock	406	853
Common stock	3	3
Additional paid-in capital	4,568	4,350
Retained earnings	3,305	2,423
Less treasury stock, at cost — 26,080,051 and 29,242,483 shares, respectively	(782)	(823)
Accumulated other comprehensive income	320	310
Noncontrolling interest	12	7

Total Stockholders’ Equity	7,832	7,123

Total Liabilities and Stockholders’ Equity	$25,954	$24,808

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)
Nine months ended September 30,	2009	2008

Cash Flows from Operating Activities
Net income	$908	$954
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	(33)	(24)
Depreciation and amortization	594	478
Provision for bad debts	37	—
Amortization of nuclear fuel	28	31
Amortization of financing costs and debt discount/premiums	35	28
Amortization of intangibles and out-of-market contracts	79	(226)
Changes in deferred income taxes and liability for unrecognized tax benefits	561	439
Changes in nuclear decommissioning trust liability	19	8
Changes in derivatives	(234)	(144)
Changes in collateral deposits supporting energy risk management activities	13	(320)
Loss on sale of assets	2	13
Gain on sale of equity method investment	(128)	—
Gain on sale of discontinued operations	—	(273)
Gain on sale of emission allowances	(8)	(52)
Gain recognized on settlement of pre-existing relationship	(31)	—
Amortization of unearned equity compensation	20	21
Changes in option premiums collected	(278)	203
Cash used by changes in other working capital	(304)	(50)

Net Cash Provided by Operating Activities	1,280	1,086

Cash Flows from Investing Activities
Acquisition of Reliant Energy, net of cash acquired	(356)	—
Capital expenditures	(560)	(649)
Increase in restricted cash, net	(10)	(3)
(Increase)/decrease in notes receivable	(18)	20
Purchases of emission allowances	(68)	(6)
Proceeds from sale of emission allowances	20	75
Investments in nuclear decommissioning trust fund securities	(237)	(441)
Proceeds from sales of nuclear decommissioning trust fund securities	218	434
Proceeds from sale of discontinued operations, net of cash divested	—	241
Proceeds from sale of assets, net	6	14
Proceeds from sale of equity method investment	284	—
Equity investment in unconsolidated affiliate	—	(17)
Other investments	(6)	—

Net Cash Used by Investing Activities	(727)	(332)

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	(27)	(41)
Net payments to settle acquired derivatives that include financing elements	(140)	(49)
Payment to settle CSF I CAGR	—	(45)
Payment for treasury stock	(250)	(185)
Proceeds from issuance of common stock, net of issuance costs	1	8
Installment proceeds from sale of noncontrolling interest in subsidiary	50	50
Proceeds from issuance of long-term debt	843	20
Payment of deferred debt issuance costs	(29)	(2)
Payments for short and long-term debt	(248)	(202)

Net Cash Provided by/(Used by) Financing Activities	200	(446)

Change in cash from discontinued operations	—	43
Effect of exchange rate changes on cash and cash equivalents	3	—

Net Increase in Cash and Cash Equivalents	756	351
Cash and Cash Equivalents at Beginning of Period	1,494	1,132

Cash and Cash Equivalents at End of Period	$2,250	$1,483

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission’s, or SEC’s, regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of results for a full year.
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009, and 2008, and cash flows for the nine months ended September 30, 2009, and 2008. These financial statements and notes reflect the Company’s evaluation of events occurring subsequent to the balance sheet date through November 2, 2009, the date the financial statements were issued.
     Certain prior-year amounts have been reclassified for comparative purposes. In addition, as disclosed in Note 27, Unaudited Quarterly Financial Data, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the results of operations for the three months ended September 30, 2008, have been revised to reflect the correction of a $78 million overstatement of revenues from an error in the accounting for energy options. The effect of the revision on the three and nine months ended September 30, 2008 from the Company’s previously filed Form 10-Q, as adjusted for the effect of the adoption of FSP APB 14-1 (as discussed in Note 2, Summary of Significant Accounting Policies), is summarized as follows:

(In millions, except per share amounts)	Adjustment

Increase/(decrease):
Operating revenues	$(78)
Operating income	(78)
Income tax expense	28
Income/(losses) from continuing operations, net of income taxes	(50)
Net income attributable to NRG Energy, Inc.	$(50)
Income/(losses) from continuing operations per weighted average common share — basic	$(0.21)
Net income per weighted average common share — basic	$(0.21)
Income/(losses) from continuing operations per weighted average common share — diluted	$(0.18)
Net income per weighted average common share — diluted	$(0.18)

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
Note 2 — Summary of Significant Accounting Policies
Cash and Cash Equivalents
     Cash and cash equivalents at September 30, 2009, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
Other Cash Flow Information
     NRG’s investing activities do not include non-cash capital expenditures of $43 million which were accrued at September 30, 2009.
Recent Accounting Developments
     SFAS 168 — In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. Effective July 1, 2009, this guidance establishes the FASB Accounting Standards Codification, or ASC, as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. In addition, SFAS 168 also specifies that rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. The Company adopted SFAS 168 for the quarterly reporting period ending September 30, 2009. SFAS 168 has been incorporated into the ASC as ASC-105, Generally Accepted Accounting Principles, or ASC 105.
     Certain U.S. GAAP standards and interpretations were adopted by the Company in 2009 prior to the July 1, 2009, effective date of the ASC, and were subsequently incorporated into one or more ASC topics. Further, certain U.S. GAAP standards were ratified by the FASB in 2009 prior to July 1, 2009, but are not yet effective and have therefore not yet been incorporated into the ASC. This report retains the original title of these standards and interpretations, and references the ASC topic or topics which have been, or are expected to be, incorporated.
     SFAS 141R — The Company adopted SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R, on January 1, 2009. The provisions of SFAS 141R are applied prospectively to business combinations for which the acquisition date occurs after January 1, 2009. The statement requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value at the acquisition date. It also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. In addition, transaction costs are required to be expensed as incurred. As discussed in Note 4, Business Acquisition, to this Form 10-Q, on May 1, 2009, NRG acquired all of the Texas electric retail business operations, or Reliant Energy, of Reliant Energy, Inc., now known as RRI Energy, Inc., or RRI. The Company has applied the provisions of SFAS 141R to the Reliant Energy acquisition. As discussed further in Note 13, Income Taxes, any reductions after January 1, 2009, to existing net deferred tax assets or valuation allowances or changes to uncertain tax benefits, as they relate to Fresh Start or previously completed acquisitions, will be recorded to income tax expense rather than additional paid-in capital or goodwill. SFAS 141R has been incorporated into ASC-805, Business Combinations, or ASC 805.
     FSP FAS 141R-1 — In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141R-1, which the Company adopted effective January 1, 2009. This FSP amends and clarifies SFAS 141R, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of FSP FAS 141R-1 are applied prospectively to assets or liabilities arising from contingencies in business combinations for which the acquisition date occurs after January 1, 2009. Accordingly, the Company has applied the provisions of FSP FAS 141R-1 to the Reliant Energy acquisition. The provisions of FSP FAS 141R-1 have been incorporated into ASC 805.

     SFAS 160 — The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, Consolidated Financial Statements, or SFAS 160, on January 1, 2009. SFAS 160 establishes accounting and reporting standards for the minority interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement is applied prospectively from the date of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively. Accordingly, the Company has conformed its financial statement presentation and disclosures to the requirements of SFAS 160. SFAS 160 has been incorporated into ASC-810, Consolidation, or ASC 810.
     FSP APB 14-1 — The Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, on January 1, 2009, applying it retrospectively to all periods presented. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon settlement, the entity shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. The provisions of FSP APB 14-1 have been incorporated into ASC-470, Debt, or ASC 470, and ASC-825, Financial Instruments, or ASC 825.
     During the third quarter 2006, NRG’s unrestricted wholly-owned subsidiaries CSF I and CSF II issued notes and preferred interests, or CSF Debt, which included embedded derivatives, or CSF CAGRs, requiring NRG to pay to Credit Suisse Group, or CS, at maturity, either in cash or stock at NRG’s option, the excess of NRG’s then current stock price over a threshold price. The CSF Debt and CSF CAGRs are accounted for under the guidance in ASC 470. Upon adoption of FSP APB 14-1, the fair value of the CSF CAGRs at the date of issuance was determined to be $32 million and has been recorded as a debt discount to the CSF Debt, with a corresponding credit to Additional Paid-in Capital. This debt discount will be amortized over the terms of the underlying CSF Debt. The cumulative effect of the change in accounting principle for periods prior to December 31, 2008, was recorded as a $7 million decrease to Long-Term Debt, a $13 million decrease to Additional Paid-In Capital, and a $20 million increase to Retained Earnings on the Condensed Consolidated Balance Sheet as of December 31, 2008. In addition, in August 2008 the Company paid $45 million to CS for the benefit of CSF I to early settle the CSF CAGR in the Company’s CSF I notes and preferred interests, which was reclassified from interest expense to Additional Paid-In Capital upon the adoption of FSP APB 14-1.
     The following table summarizes the effect of the adoption of FSP APB 14-1 on income and per-share amounts for all periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Increase/(decrease):
Interest Expense	$2	$(44)	$5	$(39)
Income From Continuing Operations	(2)	44	(5)	39
Net Income attributable to NRG Energy, Inc.	(2)	44	(5)	39
Basic Earnings Per Share	$(0.01)	$0.19	$(0.02)	$0.16
Diluted Earnings Per Share	$—	$0.16	$(0.02)	$0.14

     FSP FAS 157-4 — In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with ASC-820, Fair Value Measurements and Disclosure, or ASC 820, when the volume and level of activity for the asset or liability have significantly decreased, includes guidance on identifying circumstances that indicate a transaction is not orderly, and requires disclosures about inputs and valuation techniques used to measure fair value. This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FSP FAS 157-4 beginning with the interim reporting period ended June 30, 2009, did not have a material impact on the Company’s results of operations, financial position, or cash flows. The provisions of FSP FAS 157-4 have been incorporated into ASC 820.

     FSP FAS 107-1 and APB 28-1 — In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. This FSP requires disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies ending after the FSP’s effective date of June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 beginning with the interim period ended June 30, 2009, did not have an impact on the Company’s results of operations, financial position, or cash flows. The provisions of FSP FAS 107-1 and APB 28-1 have been incorporated in ASC-270, Interim Reporting, or ASC 270, and ASC-825, Financial Instruments, or ASC 825.
     FSP FAS 115-2 and FAS 124-2 — In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and its disclosure requirements apply only to periods ending after the FSP’s effective date. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 beginning with the interim period ended June 30, 2009, did not have an impact on the Company’s results of operations, financial position, or cash flows. The provisions of FSP FAS 115-2 and FAS 124-2 have been incorporated in ASC-320, Investments — Debt and Equity Securities, or ASC 320.
     SFAS 165 — In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 incorporates the accounting and disclosure requirements related to subsequent events found in auditing standards into U.S. GAAP, effectively making management directly responsible for subsequent events accounting and disclosures. SFAS 165 also requires disclosure of the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company’s adoption of SFAS 165 beginning with the interim period ended June 30, 2009, did not have an impact on the Company’s results of operations, financial position, or cash flows. SFAS 165 has been incorporated in ASC-855, Subsequent Events, or ASC 855.
     SFAS 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167. This guidance amends FIN 46(R) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. SFAS 167 is effective at the start of the first fiscal year beginning after November 15, 2009. The Company is presently evaluating the impact of SFAS 167 on its results of operations, financial position, and cash flows. SFAS 167 is expected be incorporated into ASC 810 upon its effective date.
     ASU 2009-15/EITF 09-1 — In July 2009, the FASB ratified EITF Issue No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or EITF 09-1. This Issue applies to equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. EITF 09-1 addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. The Company will apply EITF 09-1 for share lending agreements entered into after June 15, 2009, and will apply EITF 09-1 on a retrospective basis for arrangements outstanding as of January 1, 2010. NRG is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flows. In October 2009, the FASB issued Accounting Standards Update, or ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or ASU 2009-15, which formally incorporated the provisions of EITF 09-1 into ASC 470.
     ASU 2009-5 — In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value, or ASU 2009-5. This ASU, which amends ASC 820 and ASC 825, provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company’s adoption of ASU 2009-5 beginning with the interim period ended September 30, 2009, did not have an impact on the Company’s results of operations, financial position or cash flows.

     Other — The following accounting standards were adopted on January 1, 2009, with no impact on the Company’s results of operations, financial position, or cash flows:
•	FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which has been incorporated in ASC-275, Risks and Uncertainties, or ASC 275, and ASC-350, Intangibles — Goodwill and Other, or ASC 350.

•	FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which has been incorporated in ASC 820.

•	SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, which has been incorporated in ASC-815, Derivatives and Hedging, or ASC 815.

•	FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which has been incorporated in ASC-715, Compensation–Retirement Benefits, or ASC 715.

•	EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which has been incorporated in ASC 718, Compensation-Equity Compensation, or ASC 718, and ASC 815.

•	EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, which has been incorporated in ASC 820.

•	EITF No. 08-6, Equity Method Investment Accounting Considerations, which has been incorporated in ASC-323, Investments-Equity Method and Joint Ventures, or ASC 323.
Note 3 — Comprehensive Income/(Loss)
     The following table summarizes the components of the Company’s comprehensive income/(loss), net of tax:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Net income	$278	$778	$908	$954

Changes in derivative activity	(73)	1,112	(9)	112
Foreign currency translation adjustment	20	(104)	38	(69)
Reclassification adjustment for translation loss/(gain) realized upon sale of foreign investments	—	—	(22)	15
Unrealized gain/(loss) on available-for-sale securities	1	(4)	3	(1)

Other comprehensive income/(loss)	(52)	1,004	10	57
Comprehensive income attributable to noncontrolling interest	—	—	1	—

Comprehensive income attributable to NRG Energy, Inc.	$226	$1,782	$919	$1,011

     The following table summarizes the changes in the Company’s accumulated other comprehensive income, net of tax:

(In millions)

Accumulated other comprehensive income as of December 31, 2008	$310
Changes in derivative activity	(9)
Foreign currency translation adjustment	38
Reclassification adjustment for translation gain realized upon sale of foreign investment	(22)
Unrealized gain on available-for-sale securities	3

Accumulated other comprehensive income as of September 30, 2009	$320

Note 4 — Business Acquisition
General
     On May 1, 2009, NRG, through its wholly-owned subsidiary NRG Retail LLC, acquired Reliant Energy, which consisted of the entire Texas electric retail business operations of RRI, including the exclusive use of the trade name “Reliant.” Reliant Energy arranges for the transmission and delivery of electricity to customers, bills customers, collects payments for electricity sold and maintains call centers to provide customer service. Reliant Energy is the second largest electricity provider to residential and small business, or Mass, customers in Texas, with approximately 1.6 million Mass customers as of September 30, 2009. Reliant Energy also sells electricity and energy services to commercial, industrial and governmental/institutional customers, or C&I, customers in Texas with approximately 0.1 million C&I customers, based on metered locations as of September 30, 2009. These customers include refineries, chemical plants, manufacturing facilities, hospitals, universities, government agencies, restaurants, and other facilities.
     With its complementary generation portfolio, the Texas region is a supplier of power to Reliant Energy, thereby creating the potential for a more stable, reliable and competitive business that benefits Texas consumers. By backing Reliant Energy’s load-serving requirements with NRG’s generation and risk management practices, the need to sell and buy power from other financial institutions and intermediaries that trade in the ERCOT market may be reduced, resulting in reduced transaction costs and credit exposures. This combination of generation and retail allows for a reduction in actual and contingent collateral, initially through offsetting transactions and over time by reducing the need to hedge the retail power supply through third parties, thus reducing collateral postings. In addition, with Reliant Energy’s base of retail customers, NRG now has a customer interface with the scale that is important to the successful deployment of new distributed generation and retail alternative energy technologies.
Credit Support
     On May 1, 2009, NRG arranged with Merrill Lynch Commodities, Inc. and certain of its affiliates, or Merrill Lynch, the former credit provider of RRI Energy, Inc., or RRI, to provide continuing credit support to Reliant Energy after closing the acquisition. In connection with entering into a transitional credit sleeve facility, or CSRA, NRG contributed $200 million of cash to Reliant Energy. In conjunction with the CSRA, NRG Power Marketing LLC, or PML, and Reliant Energy Power Supply LLC, or REPS, wholly-owned subsidiaries of NRG, modified or novated certain transactions with counterparties to transfer PML’s in-the-money transactions to REPS and moved $522 million of cash collateral held by NRG to Merrill Lynch, thereby reducing Merrill Lynch’s actual and contingent collateral supporting Reliant Energy out-of-money positions. At September 30, 2009, these trades with counterparties were still open, thus there was no impact on NRG’s consolidated financial statements, and NRG continued to record unrealized and realized gains/losses for these novated trades in its Texas and Northeast segments. The monthly fee for the CSRA was 5.875% on an annualized basis of the predetermined exposure.
     Additionally, on May 1, 2009, NRG entered into a $50 million working capital facility with Merrill Lynch in connection with the acquisition of Reliant Energy. The facility required that the Company comply with all terms of the CSRA. NRG initially drew $25 million under the facility. These funds accrued interest at the prime rate.
     Reliant Energy conducts its business through RERH Holdings, LLC and subsidiaries, or RERH, Reliant Energy Texas Retail, LLC, and Reliant Energy Services Texas, LLC. Through October 5, 2009, the obligations of Reliant Energy under the CSRA were secured by first liens on substantially all of the assets of RERH, and the obligations of RERH under the CSRA were non-recourse to NRG and its other non-pledgor subsidiaries. The CSRA agreement (a) restricted the ability of RERH to, among other actions, (i) encumber its assets; (ii) sell certain assets; (iii) incur additional debt; (iv) pay dividends or pay subordinated debt; (v) make investments or acquisitions; or (vi) enter into certain transactions with affiliates and (b) required NRG to manage risks related to commodity prices. RERH was designed to maintain the separate nature of its assets in order to ensure that such assets are available first and foremost to satisfy the entities’ creditor claims. At September 30, 2009, the cash balance at RERH was $322 million.
     Effective October 5, 2009, as discussed in Note 20, Subsequent Event, to this Form 10-Q, the Company executed the CSRA Amendment resulting in the removal of the associated first liens and the termination of the $50 million working capital facility with Merrill Lynch.

   Acquisition method of accounting
     The acquisition of Reliant Energy is accounted for under the acquisition method of accounting in accordance with ASC-805. Accordingly, NRG has conducted an assessment of net assets acquired and has recognized provisional amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisition are expensed as incurred. The initial accounting for the business combination is not complete because the appraisals necessary to assess the fair values of the net assets acquired and the amount of goodwill (if any) to be recognized are still in process, and the Company is also in the process of valuing the tax basis of the net assets acquired, which will affect the deferred tax balances. The provisional amounts recognized are subject to revision until the appraisals are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments and the tax basis values will affect the final balance of goodwill.
     NRG paid RRI $287.5 million in cash at closing, funded from NRG’s cash on hand. NRG also made payments to RRI of $63 million on June 15, 2009, and $11 million on July 24, 2009, as initial remittances of acquired net working capital. In addition, the Company expects to remit approximately $9 million of acquired net working capital to RRI in the fourth quarter of 2009, bringing the total cash consideration to approximately $370 million. NRG also recognized a $31 million non-cash gain on the settlement of a pre-existing relationship, representing the in-the-money value to NRG of an agreement that permits Reliant Energy to call on certain NRG gas plants when necessary for Reliant Energy to meet its load obligations. NRG has recorded this gain within “Operating Revenues” in its condensed consolidated statement of operations. This non-cash gain is considered a component of consideration in accordance with ASC 805, and together with cash consideration, brings total consideration to approximately $401 million.
     The following table summarizes the provisional values assigned to the net assets acquired, including cash acquired of $6 million, as of the acquisition date:

(In millions)

Assets
Current and non-current assets	$635
Property, plant and equipment	72
Intangible assets subject to amortization:
In-market customer contracts	790
Customer relationships	399
Trade names	178
In-market energy supply contracts	54
Other	6
Derivative assets	1,942
Deferred tax asset, net	14
Goodwill	—

Total assets acquired	4,090

Liabilities
Current and non-current liabilities	550
Derivative liabilities	2,996
Out-of-market energy supply and customer contracts	143

Total liabilities assumed	3,689

Net assets acquired	$401

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
     The Company, through its acquisition of Reliant Energy, is subject to material contingencies relating to Excess Mitigation Credits (see Note 15, Commitments and Contingencies, to this Form 10-Q) and Retail Replacement Reserve (see Note 16, Regulatory Matters, to this Form 10-Q). Due to the number of variables and assumptions involved in assessing the possible outcome of these matters, sufficient information does not exist to reasonably estimate the fair value of these contingent liabilities. These material contingencies have been evaluated in accordance with ASC-450, Contingencies, or ASC 450, and related guidance, and no provisional amounts for these matters have been recorded at the acquisition date. In addition, NRG provided certain indemnities in connection with the acquisition. See Note 18, Guarantees, to this Form 10-Q for further discussion.

Measurement period adjustments
     The following measurement period adjustments to the provisional amounts, attributable to refinement of the underlying appraisal assumptions, were recognized during the quarter ended September 30, 2009:

(In millions)	Increase/(Decrease)

Assets
Intangible assets subject to amortization:
In-market customer contracts	$57
Customer relationships	(82)
In-market energy supply contracts	17
Deferred tax asset, net	3

Total assets acquired	(5)

Liabilities
Out-of-market energy supply and customer contracts	(5)

Total liabilities assumed	(5)

Net assets acquired	$—

Fair value measurements
     The provisional fair values of the intangible assets/liabilities and property, plant and equipment at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:
•
Customer contracts — The fair values of the customer contracts, representing those with Reliant Energy’s C&I customers, were estimated based on the present value of the above/below market cash flows attributable to the contracts based on contract type, discounted utilizing a current market interest rate consistent with the overall credit quality of the portfolio. The fair values also accounted for Reliant Energy’s historical costs to acquire customers. The above/below market cash flows were estimated by comparing the expected cash flows to be generated based on existing contracted prices and expected volumes with the cash flows from estimated current market contract prices for the same expected volumes. The estimated current market contract prices were derived considering current market costs, such as price of energy, transmission and distribution costs, and miscellaneous fees, plus a normal profit margin. The customer contracts are amortized to revenues, over a weighted average amortization period of five years, based on expected volumes to be delivered for the portfolio.

•
Customer relationships — The customer relationships, reflective of Reliant Energy’s Mass customer base, were valued using a variation of the income approach. Under this approach, the Company estimated the present value of expected future cash flows resulting from the existing customer relationships, considering attrition and charges for contributory assets (such as net working capital, fixed assets, software, workforce and trade names) utilized in the business, discounted at an independent power producer peer group’s weighted average cost of capital. The customer relationships are amortized to depreciation and amortization, over a weighted average amortization period of eight years, based on the expected discounted future net cash flows by year.

•
Trade names — The trade names were valued using a “relief from royalty” method, an approach under which fair value is estimated to be the present value of royalties saved because NRG owns the intangible asset and therefore does not have to pay a royalty for its use. The trade names were valued in two parts based on Reliant Energy’s two primary customer segments — Mass customers and C&I customers. The avoided royalty revenues were discounted at an independent power producer peer group’s weighted average cost of capital. The remaining useful life of the trade names was determined by considering various factors, such as turnover and name changes in the independent power producer and utility industries, the current age of the Reliant brand, management’s intent to continue using the name at the current time, and feedback from external consultants regarding their experience with similar trade names. The trade names are amortized to depreciation and amortization, on a straight-line basis, over 15 years.

•
Energy supply contracts — The fair values of the in-market and out-of-market energy supply contracts were determined in accordance with ASC 820. These contracts are amortized over periods ranging through 2016, based on the expected delivery under the respective contracts.

•
Property, plant and equipment — The fair value of property, plant and equipment was valued using a cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

     The fair values of derivative assets and liabilities as of the acquisition date were determined in accordance with ASC 820. The breakdown of Level 1, 2 and 3 is as follows:

	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total

Derivative assets	$534	$1,375	$33	$1,942

Derivative liabilities	$534	$2,357	$105	$2,996

Amortization of acquired intangible assets and out-of-market contracts
     The following table presents the estimated remaining amortization related to the acquired intangible assets, for periods subsequent to September 30, 2009 and through 2014:

Year Ended December 31,	Customer	Customer	Trade	Energy Supply
(In millions)	Contracts	Relationships	Names	Contracts

2009 (three months)	$99	$44	$3	$—
2010	225	81	12	3
2011	152	57	12	4
2012	104	44	12	5
2013	49	31	12	6
2014	—	24	12	6

     The following table presents the estimated amortization related to the acquired out-of-market contracts for 2009 — 2014:

Energy Supply
Year Ended December 31,	and Customer
(In millions)	Contracts

2009 (three months)	$23
2010	48
2011	18
2012	7
2013	3
2014	—

     These amortization tables reflect the measurement period adjustments recognized during the quarter ended September 30, 2009.
Supplemental Pro Forma Information
     Since the acquisition date, Reliant Energy contributed $2,965 million of operating revenues and $807 million in net income attributable to NRG.
     The following supplemental pro forma information represents the results of operations as if NRG and Reliant Energy had combined at the beginning of the respective reporting periods:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Operating revenues	$2,911	$5,122	$8,625	$11,633
Net income/(loss) attributable to NRG Energy, Inc.	282	(322)	878	245
Earnings per share attributable to NRG common stockholders:
Basic	$1.11	$(1.43)	$3.45	$1.60
Diluted	$1.04	$(1.43)	$3.17	$1.49

     The supplemental pro forma information has been adjusted to include the pro forma impact of amortization of intangible assets and out-of-market contracts, and depreciation of property, plant and equipment, based on the preliminary purchase price allocations. The pro forma data has also been adjusted to eliminate the non-recurring transaction costs incurred by NRG. Transactions between NRG and Reliant Energy have not been eliminated. The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition, however, there can be no assurance that these cost savings will be achieved.
Significant Accounting Policies
     The following pertains to Reliant Energy, in addition to NRG’s significant accounting policies referred to in Note 2, Summary of Significant Accounting Policies, to this Form 10-Q:
•
Revenues — Gross revenues for energy sales and services to Mass customers and to C&I customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period end are estimated. Gross revenues also includes energy revenues from resales of purchased power, which were $151 million for the period ended September 30, 2009. These revenues represent a sale of excess supply to third parties in the market.

As of September 30, 2009, Reliant Energy recorded unbilled revenues of $321 million for energy sales and services. Accrued unbilled revenues are based on Reliant Energy’s estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

•
Cost of Energy — Reliant Energy records cost of energy for electricity sales and services to retail customers based on estimated supply volumes for the applicable reporting period. A portion of its cost of energy ($68 million as of September 30, 2009) consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities. In estimating supply volumes, Reliant Energy considers the effects of historical customer volumes, weather factors and usage by customer class. Reliant Energy estimates its transmission and distribution delivery fees using the same method that it uses for electricity sales and services to retail customers. In addition, Reliant Energy estimates ERCOT ISO fees based on historical trends, estimates supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as cost of operations in the applicable reporting period.

•
Allowance for Doubtful Accounts — Reliant Energy accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings (for commercial and industrial customers), historical collections, accounts receivable aging and other factors. Reliant Energy writes-off accounts receivable balances against the allowance for doubtful accounts when it determines a receivable is uncollectible.

•
Gross Receipts Taxes — Reliant Energy records gross receipts taxes on a gross basis in revenues and cost of operations in its condensed consolidated statements of operations. During the period ended September 30, 2009, Reliant Energy’s revenues and cost of operations included gross receipts taxes of $39 million.

•
Sales Taxes — Reliant Energy records sales taxes collected from its taxable customers and remitted to the various governmental entities on a net basis, thus, there is no impact on the Company’s condensed consolidated statement of operations.

Note 5 — Investments Accounted for by the Equity Method
MIBRAG — On June 10, 2009, NRG completed the sale of its 50% ownership interest in Mibrag B.V. to a consortium of Severoćeské doly Chomutov, a member of the CEZ Group, and J&T Group. Mibrag B.V.’s principal holding is MIBRAG, which is jointly owned by NRG and URS Corporation. As part of the transaction, URS Corporation also entered into an agreement to sell its 50% stake in MIBRAG.
     For its share, NRG received EUR 203 million ($284 million at an exchange rate of 1.40 U.S.$/EUR), net of transaction costs. During the nine months ended September 30, 2009, NRG recognized an after-tax gain of $128 million. Prior to completion of the sale, NRG continued to record its share of MIBRAG’s operations to “Equity in earnings of unconsolidated affiliates.”
     In connection with the transaction, NRG entered into a foreign currency forward contract to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract had a fixed exchange rate of 1.277 and required NRG to deliver EUR 200 million in exchange for $255 million on June 15, 2009. For the nine months ended September 30, 2009, NRG recorded an exchange loss of $24 million on the contract within “Other income/(loss), net.”
     NRG provided certain indemnities in connection with its share of the transaction. See Note 18, Guarantees, to this Form 10-Q for further discussion.
Note 6 — Fair Value of Financial Instruments
     The estimated carrying values and fair values of NRG’s recorded financial instruments are as follows:

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(In millions)
Cash and cash equivalents	$2,250	$1,494	$2,250	$1,494
Funds deposited by counterparties	293	754	293	754
Restricted cash	26	16	26	16
Cash collateral paid in support of energy risk management activities	475	494	475	494
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	8	7	8	7
Marketable equity securities	4	2	4	2
Trust fund investments	356	305	356	305
Notes receivable	214	156	221	166
Derivative assets	4,238	5,485	4,238	5,485
Long-term debt, including current portion	8,636	8,019	8,422	7,475
Cash collateral received in support of energy risk management activities	293	760	293	760
Derivative liabilities	3,876	4,489	3,876	4,489

Recurring Fair Value Measurements
     The following table presents assets and liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

(In millions)	Fair Value
As of September 30, 2009	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,250	$—	$—	$2,250
Funds deposited by counterparties	293	—	—	293
Restricted cash	26	—	—	26
Cash collateral paid in support of energy risk management activities	475	—	—	475
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	—	—	8	8
Marketable equity securities	4	—	—	4
Trust fund investments	203	113	40	356
Derivative assets	964	3,171	103	4,238

Total assets	$4,215	$3,284	$151	$7,650

Cash collateral received in support of energy risk management activities	$293	$—	$—	$293
Derivative liabilities	956	2,747	173	3,876

Total liabilities	$1,249	$2,747	$173	$4,169

     The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs
	(Level 3)
(In millions)		Trust Fund
Nine months ended September 30, 2009	Debt Securities	Investments	Derivatives	Total

Beginning balance as of January 1, 2009	$7	$31	$49	$87
Total gains/(losses) (realized and unrealized)
Included in earnings	1	—	(110)	(109)
Included in nuclear decommissioning obligations	—	8	—	8
Purchases/(sales), net	—	1	(3)	(2)
Transfers out of Level 3	—	—	(6)	(6)

Ending balance as of September 30, 2009	$8	$40	$(70)	$(22)

The amount of the total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held as of September 30, 2009	$—	$—	$3	$3

     Realized and unrealized gains and losses included in earnings that are related to the energy derivatives are recorded in operating revenues and cost of operations.
     In determining the fair value of NRG’s Level 2 and 3 derivative contracts, NRG applies a credit reserve to reflect credit risk which is calculated based on credit default swaps. As of September 30, 2009, the credit reserve resulted in a $18 million increase in fair value which is composed of a $4 million gain in other comprehensive income, or OCI, and a $14 million gain in operating revenue and cost of operations.
     This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Company’s financial statements in its 2008 Annual Report on Form 10-K.
     See Note 7, Accounting for Derivative Instruments and Hedging Activities, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 7 — Accounting for Derivative Instruments and Hedging Activities
     ASC 815 requires NRG to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a Normal Purchase Normal Sale, or NPNS, exception. If certain conditions are met, NRG may be able to designate certain derivatives as cash flow hedges and defer the effective portion of the change in fair value of the derivatives to OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge is immediately recognized in earnings.
     For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivative and the hedged transaction are recorded in current earnings. The ineffective portion of a hedging derivative instrument’s change in fair value is immediately recognized into earnings.
     For derivatives that are not designated as cash flow hedges or do not qualify for hedge accounting treatment, the changes in the fair value will be immediately recognized in earnings. Under the guidelines established per ASC 815, certain derivative instruments may qualify for the NPNS exception and are therefore exempt from fair value accounting treatment. ASC 815 applies to NRG’s energy related commodity contracts, interest rate swaps, and foreign exchange contracts.
     As the Company engages principally in the trading and marketing of its generation assets and retail business, some of NRG’s commercial activities qualify for hedge accounting under the requirements of ASC 815. In order for the generation assets to qualify, the physical generation and sale of electricity should be highly probable at inception of the trade and throughout the period it is held, as is the case with the Company’s baseload plants. For this reason, many trades in support of NRG’s baseload units normally qualify for NPNS or cash flow hedge accounting treatment, and trades in support of NRG’s peaking units will generally not qualify for hedge accounting treatment, with any changes in fair value likely to be reflected on a mark-to-market basis in the statement of operations. Most of the retail load contracts either qualify for the NPNS exception or fail to meet the criteria for a derivative and the majority of the supply contracts are recorded under mark-to-market accounting. All of NRG’s hedging and trading activities are in accordance with the Company’s Risk Management Policy.
Energy-Related Commodities
     To manage the commodity price risk associated with the Company’s competitive supply activities and the price risk associated with wholesale and retail power sales from the Company’s electric generation facilities, NRG may enter into a variety of derivative and non-derivative hedging instruments, utilizing the following:
•	Forward contracts, which commit NRG to sell or purchase energy commodities or purchase fuels in the future.

•	Futures contracts, which are exchange-traded standardized commitments to purchase or sell a commodity or financial instrument.

•	Swap agreements, which require payments to or from counter-parties based upon the differential between two prices for a predetermined contractual, or notional, quantity.

•	Option contracts, which convey the right or obligation to purchase or sell a commodity.

•	Weather and hurricane derivative products used to mitigate a portion of Reliant Energy’s lost revenue due to weather.
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
Interest Rate Swaps
     NRG is exposed to changes in interest rates through the Company’s issuance of variable and fixed rate debt. In order to manage the Company’s interest rate risk, NRG enters into interest-rate swap agreements. As of September 30, 2009, NRG had interest rate derivative instruments extending through June 2019, all of which had been designated as either cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
     The following table summarizes the net notional volume buy/(sell) of NRG’s derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of September 30, 2009. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume as
		of September 30, 2009
Commodity	Units	(In millions)

Emissions	Short Ton	1
Coal	Short Ton	60
Natural Gas	MMBtu	(582)
Power(a)	MWH	(27)
Interest	Dollars	$3,306

(a)	Power volumes include capacity sales.
Fair Value of Derivative Instruments
     The following table summarizes the fair value within the derivative instrument valuation on the balance sheet as of September 30, 2009:

	Fair Value
(In millions)	Derivatives Asset	Derivatives Liability

Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$4
Interest rate contracts long term	9	123
Commodity contracts current	278	13
Commodity contracts long term	378	30

Total Derivatives Designated as Cash Flow or Fair Value Hedges	665	170

Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Commodity contracts current	2,921	3,000
Commodity contracts long term	652	706

Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	3,573	3,706

Total Derivatives	$4,238	$3,876

Impact of Derivative Instruments on the Statement of Operations
     The following table summarizes the amount of gain/(loss) resulting from fair value hedges reflected in interest income/(expense) for interest rate contracts:

Amount of gain/(loss) recognized	Three months ended	Nine months ended
(In millions)	September 30, 2009	September 30, 2009

Derivative	$3	$(5)
Senior Notes (hedged item)	$(3)	$5

     The following table summarizes the location and amount of gain/(loss) resulting from cash flow hedges:

				Location of	Amount of
	Amount of	Location of	Amount of	gain/(loss)	gain/(loss)
	gain/(loss)	gain/(loss)	gain/(loss)	recognized in	recognized in
	recognized in OCI	reclassified from	reclassified from	income	income
(In millions)	(effective portion)	Accumulated	Accumulated	(ineffective	(ineffective
Three months ended September 30, 2009	after tax	OCI into Income	OCI into Income	portion)	portion)

Interest rate contracts	$(2)	Interest expense	$—	Interest expense	$4
Commodity contracts	(71)	Operating revenue	75	Operating revenue	16

Total	$(73)		$75		$20

				Location of	Amount of
	Amount of	Location of	Amount of	gain/(loss)	gain/(loss)
	gain/(loss)	gain/(loss)	gain/(loss)	recognized in	recognized in
	recognized in OCI	reclassified from	reclassified from	income	Income
(In millions)	(effective portion)	Accumulated	Accumulated	(ineffective	(ineffective
Nine months ended September 30, 2009	after tax	OCI into Income	OCI into Income	portion)	Portion)

Interest rate contracts	$23	Interest expense	$—	Interest expense	$4
Commodity contracts	(32)	Operating revenue	398	Operating revenue	17

Total	$(9)		$398		$21

     The following table summarizes the amount of gain/(loss) recognized in income for derivatives not designated as cash flow or fair value hedges on commodity contracts:

Amount of gain/(loss) recognized in income or cost of operations for derivatives	Three months ended	Nine months ended
(In millions)	September 30, 2009	September 30, 2009

Location of gain/(loss) recognized in income for derivatives:
Operating revenue	$(233)	$(117)
Cost of operations	$203	$476

Credit Risk Related Contingent Features
     Certain of the Company’s hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements. Other agreements contain provisions that require the Company to post additional collateral if there was a one notch downgrade in the Company’s credit rating. The collateral required for out-of-the-money positions and net accounts payable for contracts that have adequate assurance clauses that are in a net liability position as of September 30, 2009, was $163 million. The collateral required for out-of-the-money positions and net accounts payable for contracts with credit rating contingent features that are in a net liability position as of September 30, 2009, was $31 million. The Company is also a party to certain marginable agreements where NRG has a net liability position but the counterparty has not called for the collateral due, which is approximately $24 million as of September 30, 2009.
     Under the CSRA, Merrill Lynch provided guarantees and the posting of collateral to the Company’s counterparties in supply transactions for the Company’s retail energy business. As of September 30, 2009, Merrill Lynch was providing $163 million in credit support to various counterparties (includes cash collateral posted by counterparties and Reliant Energy as an offset to exposure).
     As described in Note 20, Subsequent Event, to this Form 10-Q, pursuant to the CSRA Amendment, effective October 5, 2009, the Company was required to post collateral for any net liability derivatives and other static margin associated with supply for Reliant Energy. In connection with the CSRA Amendment, the Company posted $366 million of cash collateral to Merrill Lynch and other counterparties, returned $53 million of counterparty collateral, issued letters of credit of $206 million, and received $45 million of counterparty collateral.

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
     Since the credit crisis began in late 2008, NRG has taken several additional steps to mitigate credit risk including the use of netting arrangements, entering contracts with collateral thresholds, setting volumetric limits with certain counterparties and restricting trading relationships with counterparties where exposure was high or where credit quality of the counterparty had deteriorated. NRG avoids concentration of counterparties whenever possible and applies credit policies that include an evaluation of counterparties’ financial condition, collateral requirements and the use of standard agreements that allow for netting and other security.
     As of September 30, 2009, total credit exposure to substantially all counterparties was $1.8 billion and NRG held collateral (cash and letters of credit) against those positions of $280 million resulting in a net exposure of $1.5 billion. Total credit exposure is discounted at the risk free rate.
     The following table highlights the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, includes amounts net of receivables or payables and excludes non-affiliate third party exposure under the CSRA.

Net Exposure (a)(b)
as of September 30, 2009
Category	(% of Total)

Financial institutions	81%
Utilities, energy, merchants, marketers and other	13
Coal suppliers	3
ISOs	3

Total	100%

Net Exposure (a)(b)
as of September 30, 2009
Category	(% of Total)

Investment grade	93%
Non-Investment grade	2
Non-rated	5

Total	100%

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

(b)
The exposure amounts presented in the above table do not include non-affiliate third party exposure under the CSRA which was amended on October 5, 2009. The gross credit exposure to third parties under the CSRA was $385 million, and the cash collateral held by Merrill Lynch against this exposure was $304 million.

     NRG has credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $704 million. Approximately 72% of NRG’s positions relating to credit risk roll-off by the end of 2011. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results from nonperformance by a counterparty.

     NRG is exposed to retail credit risk through our competitive electricity supply business, which serves C&I customers and the Mass market in Texas. Retail credit risk results when a customer fails to pay for services rendered. The losses could be incurred from nonpayment of customer accounts receivable and any in-the-money forward value. NRG manages retail credit risk through the use of established credit policies that include monitoring of the portfolio, and the use of credit mitigation measures such as deposits or prepayment arrangement. Retail credit risk is dependent on the overall economy, but is minimized due to the fact that NRG’s portfolio of retail customers is largely diversified, with no significant single name concentration.
Accumulated Other Comprehensive Income
     The following table summarizes the effects of ASC 815 on NRG’s accumulated OCI balance attributable to hedged derivatives, net of tax:

(In millions)	Energy	Interest
Three months ended September 30, 2009	Commodities	Rate	Total

Accumulated OCI balance at June 30, 2009	$445	$(66)	$379
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(75)	—	(75)
Mark-to-market of cash flow hedge accounting contracts	4	(2)	2

Accumulated OCI balance at September 30, 2009	$374	$(68)	$306

Gains/(losses) expected to be realized from OCI during the next 12 months, net of $172 tax	$288	$(3)	$285

(In millions)	Energy	Interest
Three months ended September 30, 2008	Commodities	Rate	Total

Accumulated OCI balance at June 30, 2008	$(1,235)	$(30)	$(1,265)
Realized from OCI during the period:
— Due to realization of previously deferred amounts	26	—	26
Mark-to-market of cash flow hedge accounting contracts	1,088	(2)	1,086

Accumulated OCI balance at September 30, 2008	$(121)	$(32)	$(153)

(In millions)	Energy	Interest
Nine months ended September 30, 2009	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2008	$406	$(91)	$315
Realized from OCI during the period:
— Due to realization of previously deferred amounts	(263)	—	(263)
— Due to discontinuance of cash flow hedge accounting	(135)	—	(135)
Mark-to-market of cash flow hedge accounting contracts	366	23	389

Accumulated OCI balance at September 30, 2009	$374	$(68)	$306

(In millions)	Energy	Interest
Nine months ended September 30, 2008	Commodities	Rate	Total

Accumulated OCI balance at December 31, 2007	$(234)	$(31)	$(265)
Realized from OCI during the period:
— Due to realization of previously deferred amounts	32	—	32
Mark-to-market of cash flow hedge accounting contracts	81	(1)	80

Accumulated OCI balance at September 30, 2008	$(121)	$(32)	$(153)

     As of September 30, 2009, the net balance in OCI relating to ASC 815 was an unrecognized gain of approximately $306 million, which is net of $189 million in income taxes. As of September 30, 2008, the net balance in OCI relating to ASC 815 was an unrecognized loss of approximately $153 million, which was net of $102 million in income taxes.
     Accounting guidelines require a high degree of correlation between the derivative and the hedged item throughout the period in order to qualify as a cash flow hedge. As of July 31, 2008, the Company’s regression analysis for natural gas prices to ERCOT power prices, while positively correlated, did not meet the required threshold for cash flow hedge accounting for calendar years 2012 and 2013. As a result, the Company de-designated its 2012 and 2013 ERCOT cash flow hedges as of July 31, 2008 and prospectively marked these derivatives to market. On April 1, 2009, the required correlation threshold for cash flow hedge accounting was achieved for these transactions, and accordingly, these hedges were re-designated as cash flow hedges.

     As discussed in Note 4, Business Acquisition, to this Form 10-Q, in conjunction with the CSRA, PML and REPS modified or novated certain transactions with counterparties. The novated transactions are financial sales of natural gas to the counterparties covering the period from 2009 through 2012 to hedge NRG’s Texas baseload generation. A portion of these transactions were accounted for as cash flow hedges. The effective portion of the fair value of these transactions recorded in OCI was approximately $245 million. On the date of novation, NRG elected to de-designate these cash flow hedges and to recognize future changes in value in earnings prospectively. As the underlying baseload power generation is still probable, the gains through the date of novation related to the cash flow hedges remain frozen in OCI and will be amortized into income when the underlying power is generated. Approximately $248 million of the fair values of these transactions at the novation date were accounted for as mark-to-market transactions through the income statement both before and after the novations.
     As discussed in Note 20, Subsequent Event, to this Form 10-Q, NRG amended the CSRA effective October 5, 2009, and net settled or offset certain REPS transactions with counterparties.
Statement of Operations
     In accordance with ASC 815, unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedge derivatives and ineffectiveness of hedge derivatives are reflected in current period earnings.
     The following table summarizes the pre-tax effects of economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activity on NRG’s statement of operations. These amounts are included within operating revenues and cost of operations.

	Three Months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Unrealized mark-to-market results
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$1	$(7)	$(33)	$(32)
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	238	—	448	—
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(21)	(9)	(125)	(20)
Net unrealized (losses)/gains on open positions related to economic hedges	(239)	439	70	180
Gains/(losses) on ineffectiveness associated with open positions treated as cash flow hedges	16	352	17	(27)
Net unrealized (losses)/gains on open positions related to trading activity	(9)	60	(1)	91

Total unrealized (losses)/gains	$(14)	$835	$376	$192

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Revenue from operations — energy commodities	$(217)	$835	$(100)	$192
Cost of operations	203	—	476	—

Total impact to statement of operations	$(14)	$835	$376	$192

     For the nine months ended September 30, 2009, the unrealized gain associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $376 million was comprised of gains of $70 million from fair value increases in forward sales and purchases of natural gas, electricity and fuel, $17 million gain from ineffectiveness, $158 million loss from the reversal of mark-to-market gains, $448 million roll-off of Reliant Energy loss positions acquired as of May 1, 2009, and $1 million of losses associated with the Company’s trading activity. The $70 million gain from economic hedge positions includes $217 million recognized in earnings from previously deferred amounts in OCI as the Company discontinued cash flow hedge accounting for certain 2009 transactions in Texas and New York due to lower expected generation, and a $147 million increase in value of forward purchases and sales of natural gas, electricity and fuel due to decrease in forward power and gas prices. The $17 million gain is primarily from hedge accounting ineffectiveness related to gas trades in Texas which was driven by decreasing forward gas prices while forward power prices decreased at a slower pace. The Company recognized a derivative loss of $29 million resulting from discontinued NPNS designated coal purchases due to expected lower coal consumption and accordingly could not assert taking physical delivery. This amount is included in the Company’s cost of operations.
     The Reliant Energy’s loss positions were acquired as of May 1, 2009 and valued using forward prices on that date. The $448 million roll-off amounts were offset by realized losses at the settled prices and are reflected in the cost of operations during the same period.
     For the nine months ended September 30, 2008, the unrealized gain associated with changes in the fair value of derivative instruments not accounted for as hedge derivatives of $192 million was comprised of $180 million of fair value increases in forward sales of electricity and fuel, a $27 million loss due to the ineffectiveness associated with financial forward contracted electric and gas sales, $52 million from the reversal of mark-to-market gains which ultimately settled as financial revenues of which $32 million was related to economic hedges and $20 million was related to trading activity. These decreases were partially offset by $91 million of gains associated with open positions related to trading activity.
     Discontinued Hedge Accounting — During the first half of 2009, a relatively sharp decline in commodity prices resulted in falling power prices and lower power generation for the remainder of 2009. As such, NRG discontinued cash flow hedge accounting for certain 2009 contracts previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted sales by baseload plants in Texas and Northeast. As a result, $217 million of gain previously deferred in OCI was recognized in earnings for the nine months ended September 30, 2009.
     Discontinued Normal Purchase and Sale for Coal Purchases — Due to lower coal-fired generation during the first quarter 2009, the Company’s coal consumption was lower than forecasted. The Company net settled some of its coal purchases under NPNS designation and thus was no longer able to assert physical delivery under these coal contracts. The forward positions previously treated as accrual accounting have been reclassified into mark-to-market accounting during the first quarter and prospectively. The impact of discontinuance of coal NPNS designated transactions resulted in a derivative loss of $29 million that is reflected in the cost of operations for the nine months ended September 30, 2009.

Note 8 — Long-Term Debt
2019 Senior Notes
     On June 5, 2009, NRG issued $700 million aggregate principal amount of 8.5% Senior Notes due 2019, or 2019 Senior Notes, at a discount resulting in a yield of 8.75%. The 2019 Senior Notes were issued under an Indenture, dated February 2, 2006, between NRG and Law Debenture Trust Company of New York, as trustee, as amended through Supplemental Indentures, which is discussed in Note 11, Debt and Capital Leases, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Indentures and the form of the notes provide, among other things, that the 2019 Senior Notes will be senior unsecured obligations of NRG.
     A portion of the net proceeds of $678 million were used to facilitate the early termination of NRG’s obligations pursuant to the CSRA Amendment, which became effective on October 5, 2009, as discussed in Note 20, Subsequent Event, to this Form 10-Q. Interest is payable semi-annually on the 2019 Senior Notes beginning on December 15, 2009, until their maturity date of June 15, 2019. As of September 30, 2009, $700 million in principal was outstanding under the 2019 Senior Notes.
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

Interest Rate Swaps
     In May 2009, NRG entered into a series of forward-starting interest rate swaps. These interest rate swaps become effective on April 1, 2011, and are intended to hedge the risks associated with floating interest rates. For each of the interest rate swaps, the Company will pay its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives the monthly equivalent of a floating interest payment based on a 1-month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparties are made monthly and the LIBOR is determined in advance of each interest period. The total notional amount of these swaps is $900 million. The swaps mature on February 1, 2013.
Reliant Energy Acquisition
     See discussion in Note 4, Business Acquisition, to this Form 10-Q, regarding the CSRA entered into as a result of the acquisition of Reliant Energy on May 1, 2009. Further, see discussion in Note 4, Business Acquisition, to this Form 10-Q, regarding the $50 million working capital facility entered into on May 1, 2009. Under the working capital facility, the Company borrowed $25 million on May 1, 2009. On October 5, 2009, $25 million was repaid on the working capital facility, which was terminated in conjunction with the amendment of the CSRA as discussed in Note 20, Subsequent Event, to this Form 10-Q.
Senior Credit Facility
     In March 2009, NRG made a repayment of approximately $197 million to its first lien lenders under the Term Loan Facility. This payment resulted from the mandatory annual offer of a portion of NRG’s excess cash flow (as defined in the Senior Credit Facility) for the prior year.

TANE Facility
     On February 24, 2009, Nuclear Innovation North America LLC, or NINA, executed an Engineering, Procurement and Construction, or EPC, agreement with Toshiba American Nuclear Energy Corporation, or TANE, which specifies the terms under which STP Units 3 and 4 will be constructed. Concurrent with the execution of the EPC agreement, NINA and TANE entered into a credit facility, or the TANE Facility, wherein TANE has committed up to $500 million to finance purchases of long-lead materials and equipment for the construction of STP Units 3 and 4. The TANE Facility matures on February 24, 2012, subject to two renewal periods, and provides for customary events of default, which include, among others: nonpayment of principal or interest; default under other indebtedness; the rendering of judgments; and certain events of bankruptcy or insolvency. Outstanding borrowings will accrue interest at LIBOR plus 3%, subject to a ratings grid, and are secured by substantially all of the assets of and membership interests in NINA and its subsidiaries. As of September 30, 2009, no amounts have been borrowed under the TANE Facility.
Debt Related to Capital Allocation Program
     Share Lending Agreements — On February 20, 2009, CSF I and CSF II, wholly-owned unrestricted subsidiaries of the Company, entered into Share Lending Agreements with affiliates of CS relating to the shares of NRG common stock currently held by CSF I and II in connection with the CSF Debt originally entered into during the third quarter 2006, by and between CSF I and II and affiliates of CS. The Company entered into Share Lending Agreements due to a lack of liquidity in the stock borrow market for NRG shares and in order to maintain the intended economic benefits of the CSF Debt agreements. As of September 30, 2009, CSF I and II have lent affiliates of CS 12,000,000 shares of the 21,970,903 shares of NRG common stock held by CSF I and II. The Share Lending Agreements permit affiliates of CS to borrow up to the total number of shares of NRG common stock held by CSF I and II.
     Shares borrowed by affiliates of CS under the Share Lending Agreements will be used to replace shares borrowed by affiliates of CS from third parties in connection with CS hedging activities related to the financing agreements.
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
     Adoption of FSP APB 14-1 — As discussed in Note 1, Basis of Presentation, to this Form 10-Q, the Company adopted FSP APB 14-1 on January 1, 2009, which has been incorporated in ASC 470 and ASC 825. The following table summarizes certain information related to the CSF Debt in accordance with ASC 470.

	September 30,	December 31,
	2009	2008

Equity Component
Additional Paid-in Capital	$14	$14

Liability Component
Principal amount	$333	$333
Unamortized discount	(3)	(8)

Net carrying amount	$330	$325

     The unamortized discount will be amortized through the maturity of the CSF Debt. The CSF I Debt has a maturity date of June 2010 and the CSF II Debt has a maturity date of October 2009. Interest expense for the CSF Debt, including the debt discount amortization for the three and nine months ended September 30, 2009, was $10 million and $28 million, respectively. Interest expense for the CSF Debt, including the debt discount amortization for the three and nine months ended September 30, 2008, was $9 million and $28 million, respectively. The effective interest rate as of September 30, 2009, was 11.4% for the CSF I Debt and 12.1% for the CSF II Debt.
     Subsequent Event — On October 9, 2009, NRG commenced the process of unwinding the CSF II Debt, making a $181.4 million capital contribution to a CSF II cash account, effectively restricting the cash for the benefit of CS. On October 13, 2009, CS began the process of unwinding their hedges in connection with the CSF II structure, which they are required to complete by November 24, 2009. Once complete, CS is scheduled to return 5,400,000 shares of NRG common stock borrowed under the Share Lending Agreements, and release 9,528,930 common shares held as collateral for the CSF II Debt, and the Company will remit payment to CS of the $181.4 million outstanding principal and interest.

     The CSF II Debt contains an embedded derivative feature, or CFS II CAGR, which requires NRG to pay CS at maturity, either in cash or stock at NRG’s option, the excess of NRG’s then current stock price over a Threshold Price of $40.80 per share. On November 24, 2009, the CSF II CAGR will also be evaluated to determine whether any payment is due to CS, at which point the CSF II CAGR will expire.
     Dunkirk Power LLC Tax-Exempt Bonds — On April 15, 2009, NRG executed a $59 million tax-exempt bond financing through its wholly-owned subsidiary, Dunkirk Power LLC. The bonds were issued by the County of Chautauqua Industrial Development Agency and will be used for construction of emission control equipment on the Dunkirk Generating Station in Dunkirk, NY. The bonds initially bear weekly interest based on the Securities Industry and Financial Markets Association, or SIFMA, rate, have a maturity date of April 1, 2042, and are enhanced by a letter of credit under the Company’s Revolving Credit Facility covering amounts drawn on the facility. The proceeds received through September 30, 2009, were $38 million with the remaining balance being released over time as construction costs are paid.
     GenConn Energy LLC related financings — On April 27, 2009, a wholly-owned subsidiary of NRG closed on an equity bridge loan facility, or EBL, in the amount of $121.5 million from a syndicate of banks. The purpose of the EBL is to fund the Company’s proportionate share of the project construction costs required to be contributed into GenConn Energy LLC, or GenConn, a 50% equity method investment of the Company. The EBL, which is fully collateralized with a letter of credit issued under the Company’s Synthetic Letter of Credit Facility covering amounts drawn on the facility, will bear interest at a rate of LIBOR plus 2% on drawn amounts. The EBL will mature on the earlier of the commercial operations date of the Middletown project or July 26, 2011. The EBL also requires mandatory prepayment of the portion of the loan utilized to pay costs of the Devon project, of approximately $56 million, on the earlier of Devon’s commercial operations date or January 27, 2011. The proceeds of the EBL received through September 30, 2009, were $88 million and the remaining amounts will be drawn as necessary to fund construction costs.
     In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a 7-year term loan facility, and also entered into a 5-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the revolving facility. In August 2009, GenConn began to draw under the GenConn Facility to cover costs related to the Devon project and as of September 30, 2009, has drawn $19 million.

Note 9 — Changes in Capital Structure
     The following table reflects the changes in NRG’s common stock issued and outstanding during the nine months ended September 30, 2009:

	Authorized	Issued	Treasury	Outstanding

Balance as of December 31, 2008	500,000,000	263,599,200	(29,242,483)	234,356,717
Shares issued from LTIP	—	268,220	—	268,220
Shares issued under NRG Employee Stock Purchase Plan, or ESPP	—	—	81,532	81,532
Shares borrowed by affiliates of CS	—	—	12,000,000	12,000,000
2009 Share Repurchases	—	—	(8,919,100)	(8,919,100)
4.00% Preferred Stock conversion	—	20,650	—	20,650
5.75% Preferred Stock conversion	—	18,601,201	—	18,601,201

Balance as of September 30, 2009	500,000,000	282,489,271	(26,080,051)	256,409,220

Employee Stock Purchase Plan
     As of September 30, 2009, there were 418,468 shares of treasury stock reserved for issuance under the ESPP.
5.75% Preferred Stock
     Certain holders of the Company’s 5.75% convertible perpetual preferred stock, or 5.75% Preferred Stock, elected to convert their preferred shares into NRG common shares prior to the mandatory conversion date of March 16, 2009, at the minimum conversion rate of 8.2712. As of March 16, 2009, each remaining outstanding share of the 5.75% Preferred Stock automatically converted into shares of common stock at a rate of 10.2564, based upon the applicable market value of NRG’s common stock. These conversions resulted in a decrease in preferred stock of $447 million, and a corresponding increase in Additional Paid-in Capital. The following table summarizes the conversion of the 5.75% Preferred Stock into NRG Common Stock:

	Preferred Stock	Conversion Rate	Common Stock
	Shares	(per share)	Shares

Balance as of December 31, 2008	1,841,680		—
Preferred shares converted by the holders prior to March 16, 2009	144,975	8.2712	1,199,116
Preferred shares automatically converted as of March 16, 2009	1,696,705	10.2564	17,402,085

Balance at September 30, 2009	—		18,601,201

4% Preferred Stock
     As of September 30, 2009, 413 shares of the 4% Preferred Stock were converted into 20,650 shares of common stock in 2009.
2009 Capital Allocation Program
     In July 2009, as part of the Company’s 2009 Capital Allocation Program, NRG’s Board of Directors approved an increase to the Company’s previously authorized common share repurchases under its capital allocation plan from the existing $330 million to $500 million. The Company’s repurchases during the period ended September 30, 2009, were $250 million. NRG intends to complete its $500 million of share repurchases by the end of 2009, subject to market prices, financial restrictions under the Company’s debt facilities, and as permitted by securities laws.

Note 10 — Equity Compensation
Non-Qualified Stock Options, or NQSO’s
     The following table summarizes the Company’s NQSO activity as of September 30, 2009, and changes during the nine months then ended:

		Weighted	Aggregate Intrinsic
		Average	Value
	Shares	Exercise Price	(In millions)

Outstanding as of December 31, 2008	4,008,188	$25.84
Granted	1,402,000	23.62
Exercised	(25,000)	21.41
Forfeited	(212,935)	27.55

Outstanding at September 30, 2009	5,172,253	25.19	$29.71
Exercisable at September 30, 2009	2,815,800	$21.80	$22.98

     The weighted average grant date fair value of NQSO’s granted for the nine months ended September 30, 2009, was $8.63.
Restricted Stock Units, or RSU’s
     The following table summarizes the Company’s non-vested RSU awards as of September 30, 2009, and changes during the nine months then ended:

		Weighted Average
		Grant-Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2008	1,061,996	$32.97
Granted	927,000	26.12
Vested	(334,752)	23.24
Forfeited	(45,850)	33.59

Non-vested as of September 30, 2009	1,608,394	$31.03

   Performance Units, or PU’s
     The following table summarizes the Company’s non-vested PU awards as of September 30, 2009, and changes during the nine months then ended:

		Weighted Average
		Grant- Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2008	659,564	$22.81
Granted	338,100	22.91
Forfeited	(272,864)	19.44

Non-vested as of September 30, 2009	724,800	$24.29

     In the nine months ended September 30, 2009, there were no performance unit payouts in accordance with the terms of the performance units.
Deferral Stock Units, or DSU’s
     The following table summarizes the Company’s outstanding DSU awards as of September 30, 2009, and changes during the nine months then ended:

		Weighted Average
		Grant- Date
	Units	Fair Value Per Unit

Outstanding as of December 31, 2008	260,768	$18.50
Granted	65,437	22.77
Conversions	(22,156)	23.69

Outstanding as of September 30, 2009	304,049	$19.34

Note 11 — Earnings Per Share
     Basic earnings per share attributable to NRG common stockholders is computed by dividing net income attributable to NRG adjusted for accumulated preferred stock dividends by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. The 12,000,000 shares outstanding under the Share Lending Agreements with CS affiliates are not treated as outstanding for earnings per share purposes because the CS affiliates must return all borrowed shares (or identical shares) upon termination of the Agreements. See Note 8, Long-Term Debt, to this Form 10-Q, for more information on the Share Lending Agreements. Diluted earnings per share attributable to NRG common stockholders is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
     The reconciliation of basic earnings per common share to diluted earnings per share attributable to NRG is as follows:

	Three Months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share data)	2009	2008	2009	2008

Basic earnings per share attributable to NRG common stockholders
Numerator:
Income from continuing operations, net of income taxes	$278	$778	$909	$782
Dividends for preferred shares	(6)	(13)	(27)	(41)

Net income available to common stockholders from continuing operations	272	765	882	741
Income from discontinued operations, net of income taxes	—	—	—	172

Net income attributable to NRG Energy, Inc. available to common stockholders	$272	$765	$882	$913

Denominator:
Weighted average number of common shares outstanding	249.3	234.8	246.6	235.7
Basic earnings per share:
Income from continuing operations	$1.09	$3.26	$3.58	$3.14
Income from discontinued operations, net of income taxes	—	—	—	0.73

Net income attributable to NRG Energy, Inc.	$1.09	$3.26	$3.58	$3.87

Diluted earnings per share attributable to NRG common stockholders
Numerator:
Net income available to common stockholders from continuing operations	$272	$765	$882	$741
Add preferred stock dividends for dilutive preferred stock	4	11	19	34

Adjusted income from continuing operations	276	776	901	775
Income from discontinued operations, net of income taxes	—	—	—	172

Net income attributable to NRG Energy, Inc. available to common stockholders	$276	$776	$901	$947

Denominator:
Weighted average number of common shares outstanding	249.3	234.8	246.6	235.7
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1.5	2.2	1.1	3.0
Incremental shares attributable to embedded derivatives of 3.625% redeemable perpetual preferred stock (if-converted method)	—	2.0	—	1.8
Incremental shares attributable to assumed conversion features of outstanding preferred stock (if-converted method)	21.0	37.5	26.4	37.5

Total dilutive shares	271.8	276.5	274.1	278.0
Diluted earnings per share:
Income from continuing operations	$1.02	$2.81	$3.29	$2.79
Income from discontinued operations, net of income taxes	—	—	—	0.62

Net income attributable to NRG Energy, Inc.	$1.02	$2.81	$3.29	$3.41

Effects on Earnings per Share
     The following table summarizes NRG’s outstanding equity instruments that were anti-dilutive and not included in the computation of the Company’s diluted earnings per share for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
(In millions of shares)	2009	2008	2009	2008

Equity compensation (NQSO’s and PU’s)	4.8	1.8	6.4	1.4
Embedded derivative of 3.625% redeemable perpetual preferred stock	16.0	14.0	16.0	14.2
Embedded derivative of CSF II Debt	7.6	7.6	7.6	7.6

Total	28.4	23.4	30.0	23.2

Note 12 — Segment Reporting
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
     In the second quarter 2009, management changed its method for allocating corporate general and administrative expenses to the segments. Corporate general and administrative expenses had been allocated based on budgeted segment revenues. Beginning in the second quarter 2009, corporate general and administrative expenses have been allocated based on forecasted earnings/(losses) before interest expense, income taxes, depreciation and amortization expense.

(In millions)		Wholesale Power Generation
Three months ended	Reliant			South
September 30, 2009	Energy	Texas (a)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$1,790	$760	$270	$143	$40	$38	$33	$(3)	$(155)	$2,916
Depreciation and amortization	42	119	29	16	2	—	2	2	—	212
Equity in earnings of unconsolidated affiliates	—	—	—	—	4	2	—	—	—	6
Income/(loss) from continuing operations before income taxes	393	196	50	(34)	16	7	2	(186)	—	444
Net income/(loss) attributable to NRG Energy, Inc.	$393	$196	$50	$(34)	$16	$6	$2	$(351)	$—	$278

Total assets	$4,048	$13,634	$1,823	$914	$278	$791	$198	$22,602	$(18,334)	$25,954

(a)      Includes inter-segment sales of $162 million to Reliant Energy.
     If the Company continued using the 2008 allocation method for corporate general and administrative expenses, the effect to net income/(loss) of each segment for the three months ended September 30, 2009, would have been as follows:

Net income/(loss) attributable to NRG Energy, Inc. as reported	$393	$196	$50	$(34)	$16	$6	$2	$(351)	$—	$278
Increase/(decrease) in net income/(loss) attributable to NRG Energy, Inc.	(19)	14	6	(1)	—	1	(1)	—	—	—

Adjusted net income/(loss) attributable to NRG Energy, Inc.	$374	$210	$56	$(35)	$16	$7	$1	$(351)	$—	$278

		Wholesale Power Generation
(In millions)				South
Three months ended September 30, 2008		Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues		$1,637	$622	$234	$40	$41	$36	$3	$(1)	$2,612
Depreciation and amortization		108	26	16	2	—	3	1	—	156
Equity in earnings of unconsolidated affiliates		40	—	—	1	17	—	—	—	58
Income/(loss) from continuing operations before income taxes		1,026	296	25	13	25	4	(108)	(1)	1,280
Net income/(loss) attributable to NRG Energy, Inc.		$576	$296	$25	$13	$19	$4	$(154)	$(1)	$778

(In millions)		Wholesale Power Generation
Nine months ended	Reliant			South
September 30, 2009	Energy (a)	Texas (b)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$2,965	$2,304	$971	$444	$110	$106	$103	$33	$(225)	$6,811
Depreciation and amortization	85	353	88	50	6	—	7	5	—	594
Equity in earnings/(losses) of unconsolidated affiliates	—	(3)	—	—	8	28	—	—	—	33
Income/(loss) from continuing operations before income taxes	807	681	303	(42)	32	149	6	(414)	—	1,522
Net income/(loss)	807	510	303	(42)	32	143	6	(851)	—	908
Net loss attributable to non-controlling interest	—	(1)	—	—	—	—	—	—	—	(1)
Net income/(loss) attributable to NRG Energy, Inc.	$807	$511	$303	$(42)	$32	$143	$6	$(851)	$—	$909

(a)    Reliant Energy balances are for the five months ended September 30, 2009.
(b)    Includes inter-segment sales of $228 million to Reliant Energy.
     If the Company continued using the 2008 allocation method for corporate general and administrative expenses, the effect to net income/(loss) of each segment for the nine months ended September 30, 2009, would have been as follows:

Net income/(loss) attributable to NRG Energy, Inc. as reported	$807	$511	$303	$(42)	$32	$143	$6	$(851)	$—	$909
Increase/(decrease) in net income/(loss) attributable to NRG Energy, Inc.	(30)	22	9	(2)	1	—	—	—	—	—

Adjusted net income/(loss) attributable to NRG Energy, Inc.	$777	$533	$312	$(44)	$33	$143	$6	$(851)	$—	$909

(In millions)		Wholesale Power Generation
				South
Nine months ended September 30, 2008		Texas	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues		$3,037	$1,247	$585	$127	$122	$114	$1	$(3)	$5,230
Depreciation and amortization		334	77	50	6	—	8	3	—	478
Equity in (losses)/earnings of unconsolidated affiliates		(10)	—	—	(2)	47	—	—	—	35
Income/(loss) from continuing operations before income taxes		1,107	310	58	38	72	11	(300)	(11)	1,285
Income from discontinued operations, net of income taxes		—	—	—	—	172	—	—	—	172
Net income/(loss) attributable to NRG Energy, Inc.		$626	$310	$58	$38	$229	$11	$(307)	$(11)	$954

Note 13 — Income Taxes
Effective Tax Rate
     Income taxes included in continuing operations were as follows:

	Three months ended September 30,
(In millions except otherwise noted)	2009	2008

Income tax expense	$166	$502
Effective tax rate	37.4%	39.2%

     For the three months ended September 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to the U.S. taxation of foreign earnings offset by a reduction in the valuation allowance. For the three months ended September 30, 2008, NRG’s effective tax rate was increased primarily due to the impact of state and local income taxes.
     Income taxes included in continuing operations were as follows:

	Nine months ended September 30,
(In millions except otherwise noted)	2009	2008

Income tax expense	$614	$503
Effective tax rate	40.3%	39.1%

     For the nine months ended September 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to an increase in the valuation allowance as a result of capital losses generated during the nine months for which there are no projected capital gains or available tax planning strategies. For the nine months ended September 30, 2008, NRG’s overall effective tax rate was increased primarily due to the impact of state and local income taxes.
Deferred tax assets, liabilities and valuation allowance
     On a provisional basis, NRG established deferred tax assets of $1,203 million and deferred tax liabilities of $1,189 million as a result of NRG’s acquisition of Reliant Energy.
     In addition, the Company anticipates reversal of the deferred tax assets and corresponding valuation allowance pertaining to capital losses which will expire on December 31, 2009.
Valuation Allowance
     As of September 30, 2009, the Company’s valuation allowance was increased by approximately $63 million primarily due to losses generated in the period from derivative trading activity which require capital treatment for tax purposes. The Company increased its foreign valuation allowance by approximately $13 million.
Uncertain tax benefits
     As of September 30, 2009, NRG has recorded a $688 million non-current tax liability for unrecognized tax benefits, resulting from taxable earnings for the period for which there are no NOLs available to offset for financial statement purposes. NRG has accrued interest and penalties related to these unrecognized tax benefits of approximately $11 million for the nine months ended September 30, 2009, and has accrued approximately $19 million since adoption. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
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

Tax Receivable and Payable
     As of September 30, 2009, the Company has recorded a tax receivable of approximately $51 million that represents a domestic federal tax receivable of $9 million and state tax receivable of $42 million, net of $6 million reserve. In addition, the Company has recorded a current payable of approximately $56 million which includes domestic tax payable of approximately $45 million as well as foreign taxes payable of approximately $11 million.
Note 14 — Benefit Plans and Other Postretirement Benefits
NRG Defined Benefit Plans
     NRG sponsors and operates three defined benefit pension and other postretirement plans. The NRG Plan for Bargained Employees and the NRG Plan for Non-Bargained Employees are maintained solely for eligible legacy NRG participants. A third plan, the Texas Genco Retirement Plan, is maintained for participation solely by eligible employees. The total amount of employer contributions paid for the nine months ended September 30, 2009, was $22 million. NRG expects to make $5 million in further contributions for the remainder of 2009. The total 2009 planned contribution of $27 million was a decrease of $33 million from the expected contributions as disclosed in Note 12, Benefit Plans and Other Postretirement Benefits, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This decrease in the 2009 expected contributions is due to the adoption by the Company in March 2009 of the new funding method options now available. The new methods were made allowable under new IRS guidance on the application of recent Congressional legislation on funding requirements.
     The net periodic pension cost related to all of the Company’s defined benefit pension plans include the following components:

	Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Service cost benefits earned	$4	$4	$11	$11
Interest cost on benefit obligation	5	4	15	13
Prior service cost	—	—	1	—
Net gain	—	—	—	(1)
Expected return on plan assets	(4)	(4)	(12)	(11)

Net periodic benefit cost	$5	$4	$15	$12

     The net periodic cost related to all of the Company’s other postretirement benefits plans includes the following components:

	Other Postretirement Benefits Plans
	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008

Service cost benefits earned	$—	$1	$2	$2
Interest cost on benefit obligation	3	1	5	4

Net periodic benefit cost	$3	$2	$7	$6

STP Defined Benefit Plans
     NRG has a 44% undivided ownership interest in STP. South Texas Project Nuclear Operating Company, or STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. The total amount of employer contributions reimbursed to STPNOC for the nine months ended September 30, 2009, was $3 million. The Company recognized net periodic costs related to its 44% interest in STP defined benefits plans of $3 million and $2 million for the three months ended September 30, 2009, and 2008, respectively. The Company recognized net periodic costs related to its 44% interest in STP defined benefits plans of $8 million and $6 million for the nine months ended September 30, 2009, and 2008, respectively.

Note 15 — Commitments and Contingencies
Operating Lease Commitments
     As a result of the acquisition of Reliant Energy, the Company’s operating lease commitments have increased primarily due to additional lease agreements for office space through 2021. As of September 30, 2009, eight additional office space locations were under lease for future commitments of approximately $85 million.
Fuel Commitments
     NRG enters into long-term contractual arrangements to procure fuel and transportation services for the Company’s generation assets. NRG’s total net coal commitments, which span from 2009 through 2012, decreased by approximately $409 million during the nine months ended September 30, 2009, as the 2009 monthly commitments were settled. In addition, NRG’s natural gas purchase commitments decreased by approximately $199 million during the nine months ended September 30, 2009, as the 2009 monthly commitments were settled and average natural gas prices decreased.
Purchased Power Commitments
     As a result of the acquisition of Reliant Energy, NRG is party to purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities. These contracts are not included in the consolidated balance sheet as of September 30, 2009. Minimum purchase commitment obligations under these agreements are as follows as of September 30, 2009:

(In millions)	Fixed Pricing (a)	Variable Pricing (b)

Remainder of 2009	$23	$36
2010	54	7
2011	30	3
2012	21	1
2013	10	—

Total	$138	$47

(a)	As of September 30. 2009, the maximum remaining term under any individual purchased power contract is four years.
(b)	For contracts with variable pricing components, estimated prices are based on forward commodity curves as of September 30, 2009.
Other
     As a result of the acquisition of Reliant Energy, the Company acquired the naming rights, including advertising and other benefits, for a football stadium and other convention and entertainment facilities included in the stadium complex in Houston, Texas. Pursuant to this agreement, the Company is required to pay $10 million per year through 2031.
     See discussion in Note 4, Business Acquisition, to this Form 10-Q, regarding the CSRA as a result of the acquisition of Reliant Energy on May 1, 2009.
First and Second Lien Structure
     NRG has granted first and second liens to certain counterparties on substantially all of the Company’s assets to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company’s lien counterparties may have a claim on NRG’s assets to the extent market prices exceed the hedged price. As of September 30, 2009, and October 22, 2009, all hedges under the first and second liens were in-the-money on a counterparty aggregate basis.
RepoweringNRG Initiatives
     NRG has capitalized $32 million through September 30, 2009, for the repowering of its El Segundo generating facility in California. As a result of permitting delays related to on-going Natural Resource Defense Counsel claims, the El Segundo project will not reach its original completion date of June 1, 2011. The Company is working with the counterparty to consider certain PPA modifications including the commercial operations date.

Contingencies
     Set forth below is a description of the Company’s material legal proceedings. The Company believes that it has valid defenses to these legal proceedings and intends to defend them vigorously. Pursuant to the requirements of ASC 450 and related guidance, NRG records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. In addition, legal costs are expensed as incurred. Management has assessed each of the following matters based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought, and the probability of success. Unless specified below, the Company is unable to predict the outcome of these legal proceedings or reasonably estimate the scope or amount of any associated costs and potential liabilities. As additional information becomes available, management adjusts its assessment and estimates of such contingencies accordingly. Because litigation is subject to inherent uncertainties and unfavorable rulings or developments, it is possible that the ultimate resolution of the Company’s liabilities and contingencies could vary from its currently recorded reserves and such differences could be material.
     In addition to the legal proceedings noted below, NRG and its subsidiaries are party to other litigation or legal proceedings arising in the ordinary course of business. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect NRG’s consolidated financial position, results of operations, or cash flows.
Exelon Related Litigation
     Delaware Chancery Court
     On November 11, 2008, Exelon and its wholly-owned subsidiary Exelon Xchange filed a complaint against NRG and NRG’s Board of Directors. The complaint alleges, among other things, that NRG’s Board of Directors failed to give due consideration and to take appropriate action in response to the acquisition proposal announced by Exelon on October 19, 2008, in which Exelon offered to acquire all of the outstanding shares of NRG common stock at an exchange ratio of 0.485 Exelon shares for each NRG common share. On November 14, 2008, NRG and NRG’s Board of Directors filed a motion to dismiss Exelon’s complaint on the grounds that it failed to state a claim upon which relief can be granted. On March 16, 2009, prior to responding to the motion to dismiss, Exelon and Exelon Xchange filed an amended complaint. On April 17, 2009, NRG and NRG’s Board of Directors filed a partial motion to dismiss the amended complaint. On July 28, 2009, Exelon, NRG, and NRG’s Board of Directors collectively filed a Stipulation of Dismissal of Exelon’s lawsuit, thereby ending the case.
     On December 11, 2008, the Louisiana Sheriffs’ Pension & Relief Fund and City of St. Claire Shores Police & Fire Retirement System, on behalf of themselves and all others similarly situated, served a previously filed complaint on NRG and its Board of Directors alleging substantially similar allegations as the Exelon complaint. On December 23, 2008, NRG and NRG’s Board of Directors filed a motion to dismiss the complaint on the grounds that it failed to state a claim upon which relief can be granted. On March 16, 2009, prior to responding to the motion to dismiss, these plaintiffs filed an amended complaint against only NRG’s Board of Directors. On April 17, 2009, the NRG Board of Directors filed a motion to dismiss the amended complaint asserting that it fails to state a claim upon which relief can be granted. On August 4, 2009, the plaintiffs filed a notice and proposed order of dismissal and on August 5, 2009, the court dismissed the lawsuit, thereby ending the case.
     Mercer County, New Jersey Superior Court
     On January 6, 2009, three lawsuits previously filed against NRG and NRG’s Board of Directors on behalf of individual shareholders and all others similarly situated were consolidated into one case in the Law Division of the Superior Court of Mercer County, New Jersey. On January 21, 2009, the plaintiffs filed an Amended Consolidated Complaint in which they allege a single count of breach of fiduciary duty against NRG’s Board of Directors and seek injunctive relief. On February 20, 2009, NRG’s Board of Directors filed a motion to dismiss the amended consolidated complaint for failure to state a claim or, in the alternative, to stay the action in favor of the Delaware Chancery Court proceedings. On March 19, 2009, the plaintiffs filed their response and on April 6, 2009, NRG’s Board of Directors filed its reply. On April 17, 2009, and again on May 7, 2009, oral argument was held and on June 18, 2009, the court found in favor of NRG’s Board of Directors and stayed the consolidated lawsuits pending resolution of the purported class-action lawsuit filed in Delaware Chancery court by the Louisiana Sheriffs’ Pension & Relief Fund and City of St. Claire Shores Police & Fire Retirement System. On August 10, 2009, the plaintiffs filed a Notice of Voluntary Dismissal, thereby ending the case.

California Department of Water Resources
     This matter concerns, among other contracts and other defendants, the California Department of Water Resources, or CDWR, and its wholesale power contract with subsidiaries of WCP (Generation) Holdings, Inc., or WCP. The case originated with a February 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State of California. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that the Federal Energy Regulatory Commission, or FERC, abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, the FERC rejected this complaint, denied rehearing, and the case was appealed to the U.S. Court of Appeals for the Ninth Circuit where oral argument was held on December 8, 2004. On December 19, 2006, the Ninth Circuit decided that in the FERC’s review of the contracts at issue, the FERC could not rely on the Mobile-Sierra standard presumption of just and reasonable rates, where such contracts were not reviewed by the FERC with full knowledge of the then existing market conditions. WCP and others sought review by the U.S. Supreme Court. WCP’s appeal was not selected, but instead held by the Supreme Court. In the appeal that was selected by the Supreme Court, on June 26, 2008 the Supreme Court ruled: (i) that the Mobile-Sierra public interest standard of review applied to contracts made under a seller’s market-based rate authority; (ii) that the public interest “bar” required to set aside a contract remains a very high one to overcome; and (iii) that the Mobile-Sierra presumption of contract reasonableness applies when a contract is formed during a period of market dysfunction unless (a) such market conditions were caused by the illegal actions of one of the parties or (b) the contract negotiations were tainted by fraud or duress. In this related case, the U.S. Supreme Court affirmed the Ninth Circuit’s decision agreeing that the case should be remanded to the FERC to clarify the FERC’s 2003 reasoning regarding its rejection of the original complaint relating to the financial burdens under the contracts at issue and to alleged market manipulation at the time these contracts were formed. As a result, the U.S. Supreme Court then reversed and remanded the WCP CDWR case to the Ninth Circuit for treatment consistent with its June 26, 2008 decision in the related case. On October 20, 2008, the Ninth Circuit asked the parties in the remanded CDWR case, including WCP and the FERC, whether that Court should answer a question the U.S. Supreme Court did not address in its June 26, 2008, decision; whether the Mobile-Sierra doctrine applies to a third-party that was not a signatory to any of the wholesale power contracts, including the CDWR contract, at issue in that case. Without answering that reserved question, on December 4, 2008, the Ninth Circuit vacated its prior opinion and remanded the WCP CDWR case back to the FERC for proceedings consistent with the U.S. Supreme Court’s June 26, 2008 decision. On December 15, 2008, WCP and the other seller-defendants filed with the FERC a Motion for Order Governing Proceedings on Remand. On January 14, 2009, the Public Utilities Commission of the State of California filed an Answer and Cross Motion for an Order Governing Procedures on Remand, and on January 28, 2009, WCP and the other seller-defendants filed their reply.
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
     On April 27, 2009, the U.S. Supreme Court granted certiorari in an unrelated proceeding involving the Mobile-Sierra doctrine that may affect the standard of review applied to the CDWR contract on remand before the FERC. Specifically, on March 18, 2008, the U.S. Court of Appeals for the DC Circuit rejected the appeals filed by the Attorneys General of the State of Connecticut and Commonwealth of Massachusetts regarding the settlement that established the current New England capacity market. The settlement, filed with the FERC on March 7, 2006, provides for interim capacity transition payments for all generators in New England for the period starting December 1, 2006 through May 31, 2010 and for the Forward Capacity Market thereafter. The DC Circuit Court of Appeals rejected all substantive challenges to the settlement, but sustained one procedural argument relating to the applicability of the Mobile-Sierra doctrine to non-settling parties. NRG sought certiorari before the U.S. Supreme Court, which was granted on April 27, 2009. Oral argument is scheduled for November 3, 2009.

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
     On April 27, 2009, Louisiana Generating, LLC made several filings. It filed an objection in the Cajun Electric Cooperative Power, Inc.’s bankruptcy proceeding in the U.S. Bankruptcy Court for the Middle District of Louisiana to seek to prevent the bankruptcy from closing. It also filed a complaint in the same bankruptcy proceeding in the same court seeking a judgment that: (i) it did not assume liability from Cajun Electric for any claims or other liabilities under environmental laws with respect to Big Cajun II that arose, or are based on activities that were undertaken, prior to the closing date of the acquisition; (ii) it is not otherwise the successor to Cajun Electric; and (iii) Cajun Electric and/or the Bankruptcy Trustee are exclusively liable for the violations alleged in the February 11, 2009 lawsuit to the extent that such claims are determined to have merit. On June 8, 2009, the parties filed a joint status report setting forth their views of the case and proposing a trial schedule. On June 18, 2009, Louisiana Generating, LLC filed a motion to bifurcate the Department of Justice lawsuit into separate liability and remedy phases, and on June 30, 2009, the Department of Justice filed its opposition. On August 24, 2009, Louisiana Generating, LLC filed a motion to dismiss this lawsuit, and on September 25, 2009, the Department of Justice filed its opposition to the motion to dismiss. A new federal bankruptcy judge was appointed on October 9, 2009.
Citizens for Clean Power
     On November 6, 2008, Citizens for Clean Power, or CCP, filed a notice of its intent to file a lawsuit under the CAA against Indian River Power, LLC, or IRP, seeking to enforce opacity limitations applicable to units 1, 2, 3, and 4. On January 5, 2009, the Delaware Department of Natural Resources and Environmental Control, or DNREC, filed a lawsuit relating to opacity issues against IRP in the Superior Court in Kent County, Delaware. On January 6, 2009, DNREC and IRP agreed to a consent order resolving the DNREC action in which IRP agreed to pay a $5,000 civil penalty and agreed to purchase for DNREC’s use an Ultrafine Particle Monitor for approximately $60,000. The consent order was filed with the court on February 6, 2009, and entered by the court on February 13, 2009, thereby precluding CCP’s ability under the CAA to commence its noticed lawsuit. On February 26, 2009, notwithstanding the entry of the consent order, CCP filed a complaint against IRP in federal district court in Delaware. On March 25, 2009, IRP filed a motion to dismiss the complaint, on April 7, 2009, CCP filed its opposition, and on April 20, 2009, IRP filed its reply. On July 23, 2009, the court dismissed the matter, thereby ending the case.

Excess Mitigation Credits
     From January 2002 to April 2005, CenterPoint Energy applied excess mitigation credits, or EMCs, to its monthly charges to retail electric providers as ordered by the Public Utility Commission of Texas, or PUCT. The PUCT imposed these credits to facilitate the transition to competition in Texas, which had the effect of lowering the retail electric providers’ monthly charges payable to CenterPoint Energy. As indicated in its Petition for Review filed with the Supreme Court of Texas on June 2, 2008, CenterPoint Energy has claimed that the portion of those EMCs credited to Reliant Energy Retail Services, LLC, or RERS, a retail electric provider and NRG subsidiary acquired from RRI, totaled $385 million for RERS’s “Price to Beat” Customers. It is unclear what the actual number may be. “Price to Beat” was the rate RERS was required by state law to charge residential and small commercial customers that were transitioned to RERS from the incumbent integrated utility company commencing in 2002. In its original stranded cost case brought before the PUCT on March 31, 2004, CenterPoint Energy sought recovery of all EMCs that were credited to all retail electric providers, including RERS, and the PUCT ordered that relief in its Order on Rehearing in Docket No. 29526, on December 17, 2004. After an appeal to state district court, the court entered a final judgment on August 26, 2005, affirming the PUCT’s order with regard to EMCs credited to RERS. Various parties filed appeals of that judgment with the Court of Appeals for the Third District of Texas with the first such appeal filed on the same date as the state district court judgment and the last such appeal filed on October 10, 2005. On April 17, 2008, the Court of Appeals for the Third District reversed the lower court’s decision ruling that CenterPoint Energy’s stranded cost recovery should exclude only EMCs credited to RERS for its “Price to Beat” customers. On June 2, 2008, CenterPoint Energy filed a Petition for Review with the Supreme Court of Texas and on June 19, 2009, the Court agreed to consider the CenterPoint Energy appeal as well as two related petitions for review filed by other entities. Oral argument occurred on October 6, 2009.
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

Note 16 — Regulatory Matters
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
     PJM — By Order dated March 17, 2009, the U.S. Court of Appeals for the DC Circuit denied the remaining appeals of the FERC orders establishing the Reliability Pricing Model, or RPM capacity market. In February of 2009, the entities representing load interests, including the New Jersey Board of Public Utilities, the District of Columbia Office of the People’s Counsel, and the Maryland Office of People’s Counsel, agreed to withdraw their appeals regarding the establishment of the RPM market design.
     On June 18, 2009, FERC denied rehearing of its order dated September 19, 2008, dismissing a complaint filed by the Maryland Public Service Commission, or MDPSC, together with other load interests, against PJM challenging the results of the RPM transition Base Residual Auctions for installed capacity, held between April 2007 and January 2008. The complaint had sought to replace the auction-determined results for installed capacity for the 2008/2009, 2009/2010, and 2010/2011 delivery years with administratively-determined prices. On August 14, 2009, the MDPSC and the New Jersey Board of Public Utilities filed an appeal of FERC’s orders to the U.S. Court of Appeals for the Fourth Circuit, and a successful appeal could disrupt the auction-determined results and create a refund obligation for market participants.
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
Environmental Capital Expenditures
     Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures from 2010 through 2013 to meet NRG’s environmental commitments will be approximately $900 million and are primarily associated with controls on the Company’s Big Cajun and Indian River facilities. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under the Phase II 316(b) Rule. NRG continues to explore cost effective alternatives that can achieve desired results. This estimate reflects anticipated schedules and controls related to the Clean Air Interstate Rule, or CAIR, Maximum Achievable Control Technology, or MACT, for mercury, and the Phase II 316(b) Rule which are under remand to the U.S. EPA, and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.
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
South Central Region
     On February 11, 2009, the U.S. Department of Justice acting at the request of the U.S. EPA commenced a lawsuit against Louisiana Generating, LLC in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. This is the same matter for which NOVs were issued to Louisiana Generating, LLC on February 15, 2005, and on December 8, 2006. Further discussion on this matter can be found in Note 15, Commitments and Contingencies, to this Form 10-Q, Louisiana Generating, LLC.

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
     This Note 18 should be read in conjunction with the complete description under Note 25, Guarantees, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.
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
     In connection with the October 5, 2009 amendment of the CSRA, NRG signed guarantee agreements on behalf of its subsidiary NRG Retail, LLC guaranteeing performance under power purchase and sales contracts. See Note 20, Subsequent Event, to this Form 10-Q for further discussion of the CSRA Amendment.

Note 19 — Condensed Consolidating Financial Information
     As of September 30, 2009, the Company had outstanding $1.2 billion of 7.25% Senior Notes due 2014, $2.4 billion of 7.375% Senior Notes due 2016, $1.1 billion of 7.375% Senior Notes due 2017, and $700 million of 8.50% Senior Notes due 2019. The Senior Notes are guaranteed by certain of NRG’s current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries. On October 5, 2009, RERH became a guarantor subsidiary as a result of the CSRA Amendment. See Note 20, Subsequent Event, to this Form 10-Q , for a discussion of the CSRA Amendment.
     Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2009:

Arthur Kill Power LLC	NRG Devon Operations Inc.
Astoria Gas Turbine Power LLC	NRG Dunkirk Operations, Inc.
Berrians I Gas Turbine Power LLC	NRG El Segundo Operations Inc.
Big Cajun II Unit 4 LLC	NRG Generation Holdings, Inc.
Cabrillo Power I LLC	NRG Huntley Operations Inc.
Cabrillo Power II LLC	NRG International LLC
Chickahominy River Energy Corp.	NRG Kaufman LLC
Commonwealth Atlantic Power LLC	NRG Mesquite LLC
Conemaugh Power LLC	NRG MidAtlantic Affiliate Services Inc.
Connecticut Jet Power LLC	NRG Middletown Operations Inc.
Devon Power LLC	NRG Montville Operations Inc.
Dunkirk Power LLC	NRG New Jersey Energy Sales LLC
Eastern Sierra Energy Company	NRG New Roads Holdings LLC
El Segundo Power, LLC	NRG North Central Operations, Inc.
El Segundo Power II LLC	NRG Northeast Affiliate Services Inc.
GCP Funding Company LLC	NRG Norwalk Harbor Operations Inc.
Hanover Energy Company	NRG Operating Services Inc.
Hoffman Summit Wind Project LLC	NRG Oswego Harbor Power Operations Inc.
Huntley IGCC LLC	NRG Power Marketing LLC
Huntley Power LLC	NRG Rocky Road LLC
Indian River IGCC LLC	NRG Saguaro Operations Inc.
Indian River Operations Inc.	NRG South Central Affiliate Services Inc.
Indian River Power LLC	NRG South Central Generating LLC
James River Power LLC	NRG South Central Operations Inc.
Kaufman Cogen LP	NRG South Texas LP
Keystone Power LLC	NRG Texas LLC
Lake Erie Properties Inc.	NRG Texas C & I Supply LLC
Langford Wind Power, LLC	NRG Texas Holding Inc.
Louisiana Generating LLC	NRG Texas Power LLC
Middletown Power LLC	NRG West Coast LLC
Montville IGCC LLC	NRG Western Affiliate Services Inc.
Montville Power LLC	Oswego Harbor Power LLC
NEO Chester-Gen LLC	Padoma Wind Power, LLC
NEO Corporation	Reliant Energy Services Texas LLC
NEO Freehold-Gen LLC	Reliant Energy Texas Retail LLC
NEO Power Services Inc.	Saguaro Power LLC
New Genco GP LLC	San Juan Mesa Wind Project II, LLC
Norwalk Power LLC	Somerset Operations Inc.
NRG Affiliate Services Inc.	Somerset Power LLC
NRG Arthur Kill Operations Inc.	Texas Genco Financing Corp.
NRG Asia-Pacific Ltd.	Texas Genco GP, LLC
NRG Astoria Gas Turbine Operations Inc.	Texas Genco Holdings, Inc.
NRG Bayou Cove LLC	Texas Genco LP, LLC
NRG Cabrillo Power Operations Inc.	Texas Genco Operating Services, LLC
NRG Cadillac Operations Inc.	Texas Genco Services, LP
NRG California Peaker Operations LLC	Vienna Operations, Inc.
NRG Cedar Bayou Development Company LLC	Vienna Power LLC
NRG Connecticut Affiliate Services Inc.	WCP (Generation) Holdings LLC
NRG Construction LLC	West Coast Power LLC

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Operating Revenues
Total operating revenues	$1,216	$1,854	$(1)	$(153)	$2,916

Operating Costs and Expenses
Cost of operations	749	1,301	(1)	(156)	1,893
Depreciation and amortization	160	51	1	—	212
Selling, general and administrative	16	78	88	—	182
Acquisition-related transaction and integration costs	—	—	6	—	6
Development costs	1	1	10	—	12

Total operating costs and expenses	926	1,431	104	(156)	2,305

Operating Income/(Loss)	290	423	(105)	3	611
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	—	—	592	(592)	—
Equity in earnings of unconsolidated affiliates	3	3	—	—	6
Other income/(loss), net	2	2	4	(3)	5
Interest expense	(5)	(38)	(135)	—	(178)

Total other (expense)/income	—	(33)	461	(595)	(167)

Income/(Losses) Before Income Taxes	290	390	356	(592)	444
Income tax expense/(benefit)	(51)	139	78	—	166

Net Income/(Loss)	341	251	278	(592)	278
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—

Net Income/(Loss) attributable to NRG Energy, Inc.	$341	$251	$278	$(592)	$278

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2009

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Operating Revenues
Total operating revenues	$3,807	$3,203	$31	$(230)	$6,811

Operating Costs and Expenses
Cost of operations	2,043	2,088	3	(233)	3,901
Depreciation and amortization	475	115	4	—	594
Selling general and administrative	50	132	214	—	396
Acquisition-related transaction and integration costs	—	—	41	—	41
Development costs	5	6	23	—	34

Total operating costs and expenses	2,573	2,341	285	(233)	4,966

Operating Income/(Loss)	1,234	862	(254)	3	1,845
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	129	—	1,466	(1,595)	—
Equity in earnings of unconsolidated affiliates	7	26	—	—	33
Gain on sale of equity method investment	—	128	—	—	128
Other income/(loss), net	5	(17)	6	(3)	(9)
Interest expense	(71)	(97)	(307)	—	(475)

Total other income/(expense)	70	40	1,165	(1,598)	(323)

Income/(Losses) Before Income Taxes	1,304	902	911	(1,595)	1,522
Income tax expense	298	314	2	—	614

Net Income/(Loss)	1,006	588	909	(1,595)	908
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)

Net Income/(Loss) attributable to NRG Energy, Inc.	$1,007	$588	$909	$(1,595)	$909

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2009

		Non-
	Guarantor	Guarantor	NRG Energy, Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

ASSETS

Current Assets
Cash and cash equivalents	$11	$418	$1,821	$—	$2,250
Funds deposited by counterparties	293	—	—	—	293
Restricted cash	1	25	—	—	26
Accounts receivable, net	355	764	—	—	1,119
Inventory	518	15	—	—	533
Derivative instruments valuation	2,517	1,010	—	(328)	3,199
Deferred income taxes	(489)	248	342	—	101
Cash collateral paid in support of energy risk management activities	222	253	—	—	475
Prepayments and other current assets	166	71	243	(265)	215

Total current assets	3,594	2,804	2,406	(593)	8,211

Net property, plant and equipment	10,597	970	43	—	11,610

Other Assets
Investment in subsidiaries	530	221	16,955	(17,706)	—
Equity investments in affiliates	35	357	—	—	392
Capital leases and notes receivable, less current portion	4,621	507	3,018	(7,639)	507
Goodwill	1,718	—	—	—	1,718
Intangible assets, net	795	1,145	33	(31)	1,942
Nuclear decommissioning trust fund	354	—	—	—	354
Derivative instruments valuation	795	460	9	(225)	1,039
Other non-current assets	37	9	135	—	181

Total other assets	8,885	2,699	20,150	(25,601)	6,133

Total Assets	$23,076	$6,473	$22,599	$(26,194)	$25,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$67	$505	$32	$(67)	$537
Accounts payable	(625)	1,111	239	—	725
Derivative instruments valuation	1,971	1,370	4	(328)	3,017
Cash collateral received in support of energy risk management activities	293	—	—	—	293
Accrued expenses and other current liabilities	270	273	291	(198)	636

Total current liabilities	1,976	3,259	566	(593)	5,208

Other Liabilities
Long-term debt and capital leases	2,580	890	12,398	(7,639)	8,229
Nuclear decommissioning reserve	296	—	—	—	296
Nuclear decommissioning trust liability	249	—	—	—	249
Deferred income taxes	670	111	791	—	1,572
Derivative instruments valuation	315	679	90	(225)	859
Out-of-market contracts	229	126	—	(31)	324
Other non-current liabilities	425	26	687	—	1,138

Total non-current liabilities	4,764	1,832	13,966	(7,895)	12,667

Total liabilities	6,740	5,091	14,532	(8,488)	17,875

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	16,336	1,382	7,820	(17,706)	7,832

Total Liabilities and Stockholders’ Equity	$23,076	$6,473	$22,599	$(26,194)	$25,954

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Cash Flows from Operating Activities
Net income	$1,006	$588	$909	$(1,595)	$908
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	194	(26)	(1,136)	935	(33)
Depreciation and amortization	475	115	4	—	594
Provision for bad debts	—	37	—	—	37
Amortization of nuclear fuel	28	—	—	—	28
Amortization of financing costs and debt discount/premiums	—	11	24	—	35
Amortization of intangibles and out-of-market contracts	(65)	144	—	—	79
Changes in deferred income taxes and liability for unrecognized tax benefits	(46)	6	601	—	561
Changes in nuclear decommissioning liability	19	—	—	—	19
Changes in derivatives	(32)	(202)	—	—	(234)
Changes in collateral deposits supporting energy risk management activities	266	(253)	—	—	13
Loss on sale of assets	2	—	—	—	2
Gain on sale of equity method investment	—	(128)	—	—	(128)
Gain on sale of emission allowances	(8)	—	—	—	(8)
Gain recognized on settlement of pre-existing relationship	—	—	(31)	—	(31)
Amortization of unearned equity compensation	—	—	20	—	20
Changes in option premiums collected	(266)	(12)	—	—	(278)
Cash provided by/(used by) changes in other working capital	614	248	(1,166)	—	(304)

Net Cash Provided/(Used) by Operating Activities	2,187	528	(775)	(660)	1,280

Cash Flows from Investing Activities
Intercompany (loans to)/receipts from subsidiaries	(1,395)	—	159	1,236	—
Acquisition of Reliant Energy, net of cash acquired	—	(68)	(288)	—	(356)
Investment in Reliant Energy	—	200	(200)	—	—
Capital expenditures	(409)	(149)	(2)	—	(560)
(Increase)/decrease in restricted cash, net	6	(16)	—	—	(10)
Decrease/(increase) in notes receivable	—	(53)	35	—	(18)
Purchases of emission allowances	(68)	—	—	—	(68)
Proceeds from sale of emission allowances	20	—	—	—	20
Investments in nuclear decommissioning trust fund securities	(237)	—	—	—	(237)
Proceeds from sales of nuclear decommissioning trust fund securities	218	—	—	—	218
Proceeds from sale of assets, net	6	—	—	—	6
Other investment	(1)	—	(5)	—	(6)
Proceeds from sale of equity method investment	—	284	—	—	284

Net Cash (Used)/Provided by Investing Activities	(1,860)	198	(301)	1,236	(727)

Cash Flows from Financing Activities
Proceeds from intercompany loans	(188)	29	1,395	(1,236)	—
Payment from intercompany dividends	(330)	(330)	—	660	—
Payment of dividends to preferred stockholders	—	—	(27)	—	(27)
Net payments to settle acquired derivatives that include financing elements	166	(306)	—	—	(140)
Payment for treasury stock	—	—	(250)	—	(250)
Proceeds from issuance of common stock, net of issuance costs	—	—	1	—	1
Installment proceeds from sale of noncontrolling interest in subsidiary	—	50	—	—	50
Proceeds from issuance of long-term debt	38	116	689	—	843
Payment of deferred debt issuance costs	—	(2)	(27)	—	(29)
Payment of short and long-term debt	—	(27)	(221)	—	(248)

Net Cash (Used)/Provided by Financing Activities	(314)	(470)	1,560	(576)	200
Effect of exchange rate changes on cash and cash equivalents	—	3	—	—	3

Net Increase in Cash and Cash Equivalents	13	259	484	—	756
Cash and Cash Equivalents at Beginning of Period	(2)	159	1,337	—	1,494

Cash and Cash Equivalents at End of Period	$11	$418	$1,821	$—	$2,250

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Operating Revenues
Total operating revenues	$2,519	$111	$—	$(18)	$2,612

Operating Costs and Expenses
Cost of operations	919	99	(3)	(18)	997
Depreciation and amortization	148	7	1	—	156
General and administrative	16	14	45	—	75
Development costs	2	2	9	—	13

Total operating costs and expenses	1,085	122	52	(18)	1,241

Operating Income/(Loss)	1,434	(11)	(52)	—	1,371
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	52	50	868	(970)	—
Equity in earnings of unconsolidated affiliates	1	57	—	—	58
Other income/(loss), net	4	11	(22)	—	(7)
Interest expense	(46)	(17)	(79)	—	(142)

Total other income/(expense)	11	101	767	(970)	(91)

Income/(Loss) From Continuing Operations Before Income Taxes	1,445	90	715	(970)	1,280
Income tax expense/(benefit)	527	38	(63)	—	502

Income/(Loss) From Continuing Operations	918	52	778	(970)	778
Net Income/(Loss) attributable to NRG Energy, Inc.	$918	$52	$778	$(970)	$778

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Operating Revenues
Total operating revenues	$4,942	$306	$—	$(18)	$5,230

Operating Costs and Expenses
Cost of operations	2,600	231	—	(19)	2,812
Depreciation and amortization	454	21	3	—	478
General and administrative	47	10	176	—	233
Development costs	(3)	5	27	—	29

Total operating costs and expenses	3,098	267	206	(19)	3,552

Operating Income/(Loss)	1,844	39	(206)	1	1,678
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	262	—	1,313	(1,575)	—
Equity in (losses)/earnings of unconsolidated affiliates	(2)	37	—	—	35
Other income/(loss), net	19	10	(14)	(1)	14
Interest expense	(148)	(56)	(238)	—	(442)

Total other income/(expense)	131	(9)	1,061	(1,576)	(393)

Income/(Loss) From Continuing Operations Before Income Taxes	1,975	30	855	(1,575)	1,285
Income tax expense/(benefit)	694	5	(196)	—	503

Income/(Loss) From Continuing Operations	1,281	25	1,051	(1,575)	782
Income/(loss) from discontinued operations, net of income taxes	—	269	(97)	—	172

Net Income/(Loss) attributable to NRG Energy, Inc.	$1,281	$294	$954	$(1,575)	$954

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008

		Non-
	Guarantor	Guarantor	NRG Energy,		Consolidated
(In millions)	Subsidiaries	Subsidiaries	Inc.	Eliminations (a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$(2)	$159	$1,337	$—	$1,494
Funds deposited by counterparties	—	—	754	—	754
Restricted cash	7	9	—	—	16
Accounts receivable, net	422	42	—	—	464
Inventory	443	12	—	—	455
Derivative instruments valuation	4,600	—	—	—	4,600
Cash collateral paid in support of energy risk management activities	494	—	—	—	494
Prepayments and other current assets	130	37	278	(230)	215

Total current assets	6,094	259	2,369	(230)	8,492

Net Property, Plant and Equipment	10,725	791	29	—	11,545

Other Assets
Investment in subsidiaries	651	—	11,949	(12,600)	—
Equity investments in affiliates	26	464	—	—	490
Capital leases and note receivable, less current portion	598	435	3,177	(3,775)	435
Goodwill	1,718	—	—	—	1,718
Intangible assets, net	797	16	2	—	815
Nuclear decommissioning trust fund	303	—	—	—	303
Derivative instruments valuation	870	—	15	—	885
Other non-current assets	9	4	112	—	125

Total other assets	4,972	919	15,255	(16,375)	4,771

Total Assets	$21,791	$1,969	$17,653	$(16,605)	$24,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$67	$235	$229	$(67)	$464
Accounts payable	(1,302)	429	1,324	—	451
Derivative instruments valuation	3,976	3	2	—	3,981
Deferred income taxes	503	31	(333)	—	201
Cash collateral received in support of energy risk management activities	760	—	—	—	760
Accrued expenses and other current liabilities	507	48	333	(164)	724

Total current liabilities	4,511	746	1,555	(231)	6,581

Other Liabilities
Long-term debt and capital leases	2,730	1,014	7,729	(3,776)	7,697
Nuclear decommissioning reserve	284	—	—	—	284
Nuclear decommissioning trust liability	218	—	—	—	218
Deferred income taxes	705	(187)	672	—	1,190
Derivative instruments valuation	348	46	114	—	508
Out-of-market contracts	291	—	—	—	291
Other non-current liabilities	405	44	220	—	669

Total non-current liabilities	4,981	917	8,735	(3,776)	10,857

Total liabilities	9,492	1,663	10,290	(4,007)	17,438

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	12,299	306	7,116	(12,598)	7,123

Total Liabilities and Stockholders’ Equity	$21,791	$1,969	$17,653	$(16,605)	$24,808

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations (a)	Balance

Cash Flows from Operating Activities
Net income	$1,281	$294	$954	$(1,575)	$954
Adjustments to reconcile net income to net cash provided by operating activities
Distributions and equity (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(260)	(26)	(1,313)	1,575	(24)
Depreciation and amortization	454	21	3	—	478
Amortization of nuclear fuel	31	—	—	—	31
Amortization of financing costs and debt discount/ premiums	—	11	17	—	28
Amortization of intangibles and out-of-market contracts	(226)	—	—	—	(226)
Changes in deferred income taxes and liability for unrecognized tax benefits	102	(21)	358	—	439
Changes in nuclear decommissioning liability	8	—	—	—	8
Changes in derivatives	(135)	(9)	—	—	(144)

Changes in collateral deposits supporting energy risk management activities	(320)	—	—	—	(320)
Loss on sale of assets	13	—	—	—	13
Gain on sale of discontinued operations	—	(273)	—	—	(273)
Gain on sale of emission allowances	(52)	—	—	—	(52)
Amortization of unearned equity compensation	—	—	21	—	21
Changes in option premiums collected	203	—	—	—	203
Cash provided by/(used by) changes in other working capital	377	52	(479)	—	(50)

Net Cash Provided by/(Used) by Operating Activities	1,476	49	(439)	—	1,086

Cash Flows from Investing Activities
Intercompany (loans to)/receipts from subsidiaries	(175)	—	885	(710)	—
Capital expenditures	(444)	(200)	(5)	—	(649)
Increase in restricted cash	—	(3)	—	—	(3)
Decrease/(increase) in notes receivable	—	35	(15)	—	20
Purchases of emission allowances	(6)	—	—	—	(6)
Proceeds from sale of emission allowances	75	—	—	—	75
Investments in nuclear decommissioning trust fund securities	(441)	—	—	—	(441)
Proceeds from sales of nuclear decommissioning trust fund securities	434	—	—	—	434
Proceeds from sale of discontinued operations and assets, net of cash divested	—	(59)	300	—	241
Proceeds from sale of assets	14	—	—	—	14
Equity investment in unconsolidated affiliate	—	—	(17)	—	(17)

Net Cash (Used)/Provided by Investing Activities	(543)	(227)	1,148	(710)	(332)

Cash Flows from Financing Activities
(Payments)/proceeds for intercompany loans	(882)	208	(36)	710	—
Payments for dividends to preferred stockholders	—	—	(41)	—	(41)
Net payments to settle acquired derivatives that include financing elements	(49)	—	—	—	(49)
Payment for CSF I CAGR settlement	—	(45)	—	—	(45)
Payments for treasury stock	—	—	(185)	—	(185)
Proceeds from issuance of common stock, net of issuance costs	—	—	8	—	8
Installment proceeds from sale of noncontrolling interest on subsidiary	—	50	—	—	50
Proceeds from issuance of long-term debt	—	20	—	—	20
Payments for deferred debt issuance costs	—	—	(2)	—	(2)
Payments for short and long-term debt	—	(36)	(166)	—	(202)

Net Cash (Used)/Provided by Financing Activities	(931)	197	(422)	710	(446)
Change in cash from discontinued operations	—	43	—	—	43
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Net Increase in Cash and Cash Equivalents	2	62	287	—	351
Cash and Cash Equivalents at Beginning of Period	—	120	1,012	—	1,132

Cash and Cash Equivalents at End of Period	$2	$182	$1,299	$—	$1,483

(a)	All significant intercompany transactions have been eliminated in consolidation.

Note 20 — Subsequent Event
  Unwind of the Merrill Lynch Credit Sleeve
      The Company executed an amendment of the existing CSRA with Merrill Lynch, or CSRA Amendment, which became effective October 5, 2009. The CSRA Amendment removed the first liens associated with the CSRA, and RERH subsequently became a guarantor of the Company’s obligations under its Senior Notes. See Note 19, Condensed Consolidating Financial Information, to this Form 10-Q for further discussion of NRG’s guarantees under its Senior Notes.
      In connection with the CSRA Amendment, NRG net settled or offset certain REPS transactions with counterparties and received $165 million in net cash consideration. Merrill Lynch returned $250 million of previously posted cash collateral and released liens on $322 million of unrestricted cash held at Reliant Energy.
      Pursuant to the CSRA Amendment, the Company was required to post collateral for any net liability derivatives and other static margin associated with supply for Reliant Energy. In connection with this transaction, NRG posted $366 million of cash collateral to Merrill Lynch and other counterparties, returned $53 million of counterparty collateral, issued letters of credit of $206 million, and received $45 million in counterparty collateral. The funds posted by the Company were sourced from a portion of the proceeds from the June 5, 2009 issuance of the 2019 Senior Notes. See Note 8, Long-Term Debt, to this Form 10-Q, for further discussion of the 2019 Senior Notes. In addition, $25 million outstanding under NRG’s $50 million working capital facility with Merrill Lynch was repaid, and the facility was terminated. See Note 4, Business Acquisition, to this Form 10-Q, for further discussion of the working capital facility entered into on May 1, 2009.
     NRG has also paid Merrill Lynch $5 million in connection with the CSRA Amendment, and will make a second payment of $5 million on January 4, 2010. Merrill Lynch has terminated NRG’s contingent equity obligations under the previous credit sleeve. The parties have agreed to settle any outstanding wholesale obligations under the CSRA Amendment by January 29, 2010, and any C&I related Merrill Lynch obligations by April 30, 2010.

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
     As you read this discussion and analysis, refer to the Company’s Condensed Consolidated Statements of Operations, which present the results of operations for the three and nine months ended September 30, 2009, and 2008. NRG analyzes and explains the differences between periods in the specific line items of NRG’s Condensed Consolidated Statements of Operations. Also refer to NRG’s 2008 Annual Report on Form 10-K, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition, including:
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
     As of September 30, 2009, NRG had a total global generation portfolio of 187 active operating fossil fuel and nuclear generation units, at 46 power generation plants, with an aggregate generation capacity of approximately 24,100 MW, and approximately 550 MW under construction which includes partners’ interests of 200 MW. In addition to its fossil fuel plant ownership, NRG has ownership interests in two operating wind farms representing an aggregate generation capacity of 270 MW, which includes partner interests of 75 MW. Within the U.S., NRG has one of the largest and most diversified power generation portfolios in terms of geography, fuel-type and dispatch levels, with approximately 23,095 MW of fossil fuel and nuclear generation capacity in 179 active generating units at 42 plants. The Company’s power generation facilities are most heavily concentrated in Texas (approximately 11,190 MW, including 195 MW from the two wind farms), the Northeast (approximately 7,015 MW), South Central (approximately 2,840 MW), and West (approximately 2,130 MW) regions of the U.S., and approximately 115 MW of additional generation capacity from the Company’s thermal assets.

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
     On May 1, 2009, NRG acquired Reliant Energy, which is the second largest mass market electricity provider to residential and commercial customers in Texas. Based on metered locations, as of September 30, 2009, Reliant Energy had approximately 1.6 million Mass customers and approximately 0.1 million C&I customers. Reliant Energy arranges for the transmission and delivery of electricity to customers, bills customers, collects payments for electricity sold and maintains call centers to provide customer service.
NRG’s Business Strategy
     NRG’s business strategy is intended to maximize shareholder value over time through the production and the sale of safe, reliable and affordable power to its customers and in the markets served by the Company, while aggressively pursuing sustainable energy solutions for the future. The key to successful implementation of this strategy is the Company’s sizable fleet of wholesale power generation assets in the U.S., its leading retail franchise in Texas and, increasingly, its position as an industry leader in the development of various types of low and no carbon generation technologies and integrated solutions aimed at satisfying the Company’s customers’ increasing demand for sustainable energy lifestyles. In addition, NRG utilizes its asset base as a platform for growth and development and as a source of cash flow generation which can be used for the return of capital to debt and equity holders. More specifically, the Company’s strategy is focused on: (i) top decile operating performance of its existing operating assets and enhanced operating performance of the Company’s commercial operations and hedging program; (ii) repowering of power generation assets at existing sites and development of new power generation projects; (iii) empowering retail customers with distinctive products and services that transform how they use, manage, and value energy; (iv) investment in energy-related new businesses and new technologies being developed and deployed in response to the twin societal dynamics to foster sustainability and combat climate change; and (v) engaging in a proactive capital allocation plan focused on achieving the regular return of capital to stockholders within the dictates of prudent balance sheet management. This strategy is supported by the Company’s five major initiatives (FORNRG, RepoweringNRG, econrg, Future NRG and NRG Global Giving) which are designed to enhance the Company’s competitive advantages in these strategic areas and enable the Company to convert the challenges faced by the power industry in the coming years into opportunities for financial growth. This strategy is being implemented by focusing on the following principles, which are more fully described in the Company’s 2008 Annual Report on Form 10-K:
     Operational Performance — The Company is focused on increasing value from its existing assets, primarily through the Company’s FORNRG 2.0 initiative, commercial operations strategy, achieving synergies between the Company’s retail and wholesale business in Texas, and maintaining of appropriate levels of liquidity, debt and equity in order to ensure continued access to capital through all economic and financial cycles.
     Development — NRG is favorably positioned to pursue growth opportunities through expansion of its existing generating capacity and development of new generating capacity at its existing facilities, primarily through the Company’s RepoweringNRG initiative. NRG expects that these efforts will provide some or all of the following benefits: improved heat rates; lower delivered costs; expanded electricity production capability; improved ability to dispatch economically across the regional general portfolio; increased technological and fuel diversity; and reduced environmental impacts, including facilities that either have near zero GHG emissions or can be equipped to capture and sequester GHG emissions. In addition, several of the Company’s original RepoweringNRG projects or projects commenced under that initiative since its inception may qualify for financial support under the infrastructure financing component of the American Recovery and Reinvestment Act and NRG has several applications pending or contemplated.

     New Businesses and New Technology — NRG is focused on the development and investment in energy-related new businesses and new technologies where the benefits of such investments represent significant commercial opportunities and create a comparative advantage for the Company, including low or no GHG emitting energy generating sources, such as nuclear, wind, solar thermal, photovoltaic, “clean” coal and gasification, and the retrofit of post-combustion carbon capture technologies. A primary focus of this strategy is supported by the econrg initiative whereby NRG is pursuing investments in new generating facilities and technologies that are expected to be highly efficient and will employ no and low carbon technologies to limit CO2 emissions and other air emissions. While the Company’s effort in this regard to date has focused on businesses and technologies applicable to the centralized power station, the acquisition of Reliant Energy has put the Company in a position to consider and pursue sustainable energy lifestyles, such as smart meters, electric vehicle ecosystems, and distributed “clean” solutions.
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
Business Environment
Financial Credit Market Availability
     Power generation companies are capital intensive and, as such, rely on the credit markets for liquidity and for the financing of power generation investments. During the first nine months of 2009, the nation’s credit markets have recovered to some extent although credit continued to be tight relative to years prior to 2008. As evidence of the markets’ improvement, in April 2009, GenConn Energy, a joint venture of NRG and the United Illuminating Company, closed on a $534 million project financing and NRG was able to issue $700 million of bonds in June 2009, with a 10 year maturity at a yield to maturity of 8.75%. NRG has a diversified liquidity program, with $3.9 billion in total liquidity as of September 30, 2009, excluding funds deposited by counterparties, and a first and second lien structure that enables significant strategic hedging while reducing requirements for the posting of cash or letters of credit as collateral. NRG transacts with a diversified pool of counterparties and actively manages the Company’s exposure to any single counterparty. See Part I, Item 2 — Liquidity and Capital Resources, and Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk for further discussion.
     The addition of Reliant Energy to NRG’s existing generation business may provide opportunities to match generation to load directly which should reduce hedging and credit costs that both businesses would incur if hedged separately. Reliant Energy, which expects to lock in its wholesale supply in order to secure its margin as load is contracted, should also benefit from having better access to nonstandard products necessary to meet load. NRG expects to continue hedging its wholesale production consistent with its prior practice, but now will benefit from having an additional outlet for its range of generation products.
Proposed Over-the-Counter Derivative Legislation
     Congress is currently considering legislative proposals that would significantly increase the regulation of over-the-counter derivatives including those related to energy commodities, through the amendment of the Commodity Exchange Act. While NRG cannot predict at this time the outcome of any of the legislative efforts, many of the proposals generally contemplate mandatory clearing of such derivatives through clearing organizations and the increased standardization of contracts, products, and collateral requirements. Such changes could negatively impact NRG’s ability to hedge its portfolio in an efficient, cost-effective manner, and, among other things, may limit NRG’s ability to utilize liens as collateral. Such changes may also result in a decrease in liquidity in the commodity markets.

Unsolicited Exelon Proposal
     On October 19, 2008, the Company received an unsolicited proposal from Exelon Corporation to acquire all of the outstanding shares of the Company and on November 12, 2008, Exelon announced a tender offer for all of the Company’s outstanding common stock. NRG’s Board of Directors, after carefully reviewing the proposal, unanimously concluded that the proposal was not in the best interests of the stockholders and recommended that NRG stockholders not tender their shares. In addition, on June 17, 2009, Exelon filed a Definitive Proxy Statement with the SEC with respect to their proposals for the Company’s 2009 Annual Meeting of Stockholders, which consisted of: (i) consideration of Exelon’s four nominees as Class III directors; (ii) consideration of the expansion of NRG’s Board of Directors to 19 directors; (iii) if the Exelon board expansion is approved, consideration of five additional Exelon nominees; and (iv) consideration of repealing any amendments to the NRG Bylaws after February 26, 2008. NRG’s Board of Directors recommended a vote against each of the proposals. On July 2, 2009, Exelon revised their unsolicited proposal and NRG’s Board of Directors, after carefully reviewing the proposal, unanimously concluded that the proposal was not in the best interests of the stockholders and recommended that NRG stockholders not tender their shares. On July 21, 2009, based on the preliminary vote count at NRG’s 2009 Annual Meeting of Stockholders, stockholders voted to re-elect all of the Company’s director nominees to the NRG Board of Directors. In addition, NRG’s stockholders rejected Exelon’s proposal to expand NRG’s Board with its own slate of five Director nominees. On July 21, 2009, Exelon Corporation announced that in light of the vote results, effective immediately, it terminated its offer to acquire all of the outstanding shares of NRG. On July 29, 2009, IVS Associates, Inc., the independent inspector of elections, certified the final results. The total defense costs associated with Exelon’s unsolicited proposal was approximately $39 million for the period October 1, 2008, through September 30, 2009, of which $31 million was for the nine months ended September 30, 2009.
Environmental Matters
Climate Change
     Senators Kerry and Boxer introduced climate legislation based on The American Clean Energy and Security Act of 2009 which passed the House of Representatives in June 2009. The Senate bill proposes a multi-sector, market based greenhouse gas cap-and-trade system starting in 2012. It provides for a declining cap in U.S. GHG emissions and provides for the allocation of allowances to merchant coal generators, the use of both international and domestic offsets to local distribution companies , and a transition from already existing state programs, all of which are important to the electric generation industry. It proposes requirements for new coal-fueled power plants to implement, based on commercial availability, carbon capture and sequestration to reduce CO2 emissions. NRG will continue to provide input as a leading energy company and member of the U.S. Climate Action Partnership, or USCAP, in support of federal legislation.
     In 2008, NRG emitted 60 million metric tonnes of CO2 from its domestic operations. If climate change legislation or some other federal comprehensive climate change bill were to pass both Houses of Congress and be enacted into law, the actual impact on the Company’s financial performance would depend on a number of factors, including the overall level of GHG reductions required under any final legislation, the degree to which offsets may be used for compliance and their price and availability, and the extent to which NRG would be entitled to receive CO2 emissions allowances without having to purchase them in an auction or on the open market. Thereafter, the impact would depend on the level of success of the Company’s multifold strategy, which includes (i) shaping public policy with the objective being constructive and effective federal GHG regulatory policy; and (ii) pursuing its RepoweringNRG and econrg programs. The Company’s multifold strategy is discussed in greater detail in Part I, Item 1 — Business, Carbon Update in NRG’s 2008 Annual Report on Form 10-K.
     On April 24, 2009, the U.S. EPA published a proposed endangerment finding that stated that the mix of six key GHGs, including CO2, threaten the public health and welfare. On September 28, 2009, U.S.EPA and Department of Transportation, or DOT published “Proposed GHG Emissions Standards for Motor Vehicles”. These actions are in response to the Supreme Court’s decision in Massachusetts v. U.S. EPA, which requires the U.S. EPA to decide under the CAA’s mobile source title whether GHGs contribute to climate change, and if so, promulgate appropriate regulations. Under the CAA, these regulations when final, would render GHGs regulated pollutants and subject them to other existing requirements that affect stationary sources, including power plants. The primary impact on NRG would be a statutory requirement to install BACT determined on a case-by-case basis, for major modifications or improvements at power plants if they cause GHG emissions to increase by the statutory Prevention of Significant Deterioration, or PSD limits of 100 tons per year. The U.S. EPA also released, on September 30, 2009, a draft PSD tailoring rule for GHGs that would increase the major stationary source threshold of 25,000 tons per year of carbon dioxide equivalents. This threshold level would be used to determine (i) if an existing source would be required to obtain a Title V operating permit and (ii) if a new facility or a major modification at an existing facility would trigger PSD permitting requirements. Existing major sources making modifications that result in an increase of emissions above the significance level would be required to obtain a PSD permit and install BACT. The timing of the final motor vehicle rule, acceptance of the PSD tailoring rule and EPA’s approach to BACT for GHGs could affect the level of impact to NRG’s plants and future repowering projects.

Federal Environmental Initiatives
     A number of regulations are under review by U.S. EPA including CAIR, MACT, National Ambient Air Quality Standards, or NAAQS, for ozone, nitrogen dioxide, SO2, small particle matter, or PM2.5, and the Phase II 316(b) Rule. These rules address air emissions and best practices for units with once-through-cooling. In addition, the U.S. EPA has announced that it is considering new rules regarding the handling and disposition of coal combustion byproducts. While the Company cannot predict the requirements in the final versions nor the ultimate effect that the changing regulations will have on NRG’s business, NRG’s planned environmental capital expenditures include installation of particulate, SO2, NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under Phase II 316(b) Rule. NRG continues to explore cost-effective alternatives that can achieve desired results. This planned investment reflects anticipated schedules and controls related to CAIR, MACT for mercury, and the Phase II 316(B) Rule which are under remand to the U.S. EPA and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.
     On April 24, 2009, the U.S. EPA granted petitions to reconsider three NSR rules; Fugitive Emissions, PM2.5 Implementation, and Reasonable Possibility. A Notice for reconsideration of the PM2.5 Implementation Rule was published in the Federal Register on May 1, 2009. While none of these actions directly impact NRG at this point, it is unknown if any such final rules will impact future projects.
     The U.S. Supreme Court released its decision in the Phase II 316(b) Rule case on April 1, 2009, in which it concluded that the U.S. EPA does have the authority to allow a cost-benefit analysis in the evaluation of Best Technology Available, or BTA. This ruling is favorable for the industry and NRG as it improves the U.S. EPA’s ability to include alternatives to closed-loop cooling in its redraft of the Phase II 316(b) Rules. In the absence of federal regulations, some states in which NRG operates, such as California, Connecticut, Delaware and New York, are moving ahead with guidance for more stringent requirements for once through cooled units which may have an impact on future operations.
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

Texas Region
     On October 6, 2008, as part of its determination of Competitive Renewable Energy Zones, or CREZ, the PUCT issued its final order approving a significant transmission expansion plan to provide for the delivery of approximately 18,500 MW of energy from the western region of Texas, primarily wind generation. The transmission expansion plan is composed of approximately 2,300 miles of new 345 kV lines and 42 miles of new 138 kV lines. In January 2009, Texas Industrial Energy Consumers, a trade organization composed of large industrial customers, appealed the PUCT’s CREZ plan in state district court, seeking reversal of the final order. On March 30, 2009, the PUCT issued a final order designating the transmission utilities that plan to construct the various CREZ transmission component projects. A large number of separate transmission licensing proceedings will be required prior to construction of the CREZ facilities. In July of 2009, the PUCT approved schedules for utilities to file applications to license several of the CREZ transmission projects (to obtain certificates of convenience and necessity, or CCNs). If the CREZ projects are completed as currently anticipated, the transmission upgrades and associated wind generation could impact wholesale energy and ancillary service prices in ERCOT. As part of the normal ERCOT five-year planning process, transmission utilities are also planning other system improvements, 2,800 circuit miles of transmission and more than 17,000 MVA of autotransformer capacity, intended to support increasing power demand and to address transmission congestion in the ERCOT Region.
Changes in Accounting Standards
     See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements of this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

     Consolidated Results of Operations
     The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %
Operating Revenues
Energy revenue	$771	$1,373	(44)%	$2,383	$3,671	(35)%
Capacity revenue	278	356	(22)	791	1,037	(24)
Retail revenue	1,876	—	N/A	3,126	—	N/A
Risk management activities	6	744	(99)	431	27	N/A
Contract amortization	(60)	76	(179)	(92)	233	(139)
Thermal revenue	22	26	(15)	77	85	(9)
Other revenues	23	37	(38)	95	177	(46)

Total operating revenues	2,916	2,612	12	6,811	5,230	30
Operating Costs and Expenses
Cost of sales	1,628	780	109	3,256	2,133	53
Risk management activities	(16)	—	N/A	(152)	—	N/A
Other cost of operations	281	217	29	797	679	17

Total cost of operations	1,893	997	90	3,901	2,812	39
Depreciation and amortization	212	156	36	594	478	24
Selling, general and administrative	182	75	143	396	233	70
Acquisition-related transaction and integration costs	6	—	N/A	41	—	N/A
Development costs	12	13	(8)	34	29	17

Total operating costs and expenses	2,305	1,241	86	4,966	3,552	40

Operating Income	611	1,371	(55)	1,845	1,678	10
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	6	58	(90)	33	35	(6)
Gain on sale of equity method investments	—	—	—	128	—	N/A
Other income/(loss), net	5	(7)	171	(9)	14	(164)
Interest expense	(178)	(142)	25	(475)	(442)	7

Total other expense	(167)	(91)	84	(323)	(393)	(18)

Income from Continuing Operations before income tax expense	444	1,280	(65)	1,522	1,285	18
Income tax expense	166	502	(67)	614	503	22

Income from Continuing Operations	278	778	(64)	908	782	16
Income from discontinued operations, net of income taxes	—	—	—	—	172	N/A

Net Income	278	778	(64)	908	954	(5)

Less: Net loss attributable to noncontrolling interest	—	—	—	(1)	—	N/A

Net income attributable to NRG Energy, Inc.	$278	$778	(64)	$909	$954	(5)

Business Metrics

Average natural gas price - Henry Hub ($/MMBtu)	3.15	9.11	(65)%	3.80	9.67	(61)%

N/A	—	Not Applicable

Management’s discussion of the results of operations for the three months ended September 30, 2009, and 2008:
     For the benefit of the following discussions, the table below represents the results of NRG excluding the impact of Reliant Energy during the three months ended September 30, 2009:

	Three months ended September 30,
		2009		2008
			Total excluding
(In millions)	Consolidated	Reliant Energy	Reliant Energy	Consolidated	Change %

Operating Revenues
Energy revenue	$771	$—	$771	$1,373	(44)%
Capacity revenue	278	—	278	356	(22)
Retail revenue	1,876	1,876	—	—	—
Risk management activities	6	(1)	7	744	(99)
Contract amortization	(60)	(85)	25	76	(67)
Thermal revenue	22	—	22	26	(15)
Other revenues	23	—	23	37	(38)

Total operating revenues	2,916	1,790	1,126	2,612	(57)
Operating Costs and Expenses
Cost of sales	1,628	1,203	425	780	(46)
Risk management activities	(16)	—	(16)	—	N/A
Other operating costs	281	60	221	217	2

Total cost of operations	1,893	1,263	630	997	(37)
Depreciation and amortization	212	42	170	156	9
Selling, general and administrative	182	76	106	75	41
Acquisition-related transaction and integration costs	6	—	6	—	N/A
Development costs	12	—	12	13	(8)

Total operating costs and expenses	2,305	1,381	924	1,241	(26)

Operating Income	$611	$409	$202	$1,371	(85)%

Operating Revenues
     Operating revenues, excluding risk management activities, increased by $1.0 billion during the three months ended September 30, 2009, compared to the same period in 2008.
•
Retail revenue — the acquisition of Reliant Energy contributed $1.9 billion of retail revenue during the three months ended September 30, 2009. Retail revenue includes mass revenues of $1.2 billion, C&I revenues of $620 million, and supply management revenues of $99 million.

•	Energy revenue — decreased $602 million during the three months ended September 30, 2009, compared to the same period in 2008:
o
Texas — energy revenue decreased by $201 million, with $177 million of the decrease driven by lower energy prices and $24 million of the decrease driven by a reduction in generation. The average realized energy price decreased by 21%, driven by a 53% decrease in merchant prices offset by a 21% increase in contract prices. Generation decreased by 3% driven by an 11% decrease in coal plant generation and an 8% decrease in nuclear plant generation, offset by a 47% increase in gas plant generation, as well as generation from the recently constructed Cedar Bayou 4 gas plant and Elbow Creek wind farm, which was not in operation in 2008. Coal plant generation was adversely affected by lower energy prices driven by a 64% decrease in average natural gas prices.

o
Northeast — energy revenue decreased by $201 million, with $120 million driven by lower energy prices and $99 million attributable to a reduction in generation offset by an $18 million increase from higher net contract revenue. Average merchant energy prices were lower by 52%. The lower energy prices reduced the Company’s net cost incurred to meet obligations under load serving contracts in the PJM market. Generation decreased by 30% with a 34% decrease in coal generation and a 9% decrease in oil and gas generation. Weakened demand for power combined with lower gas prices resulting in reduced merchant energy prices. Lower merchant energy prices combined with higher costs of production from the introduction of RGGI resulting in increased hours where the coal plants were uneconomical to dispatch.

o
South Central — energy revenue decreased by $55 million due to a $24 million decline in contract revenue coupled with a decrease of $31 million in merchant energy revenues. The decline in contract energy price was driven by a $7 million decrease in fuel cost pass through from the cooperatives and a $17 million decrease due to the expiration of a contract with a regional utility. Total MWh sales to the region’s contract customers were down 7% while the average realized price on contract energy sales was $22.83 per MWh in 2009 compared to $29.19 per MWh in 2008. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in a $31 million decline in revenue. Megawatt hours sold to the merchant market increased by 18% as increased use of the region’s tolled facility provided additional energy to the merchant market while prices fell by 61%.

o	Intercompany energy revenue — intercompany sales of $144 million by the Company’s Texas region to Reliant Energy were eliminated in consolidation.
•	Capacity revenue — decreased $78 million during the three months ended September 30, 2009, compared to the same period in 2008:
o	Texas — capacity revenue decreased by $79 million due to a lower proportion of baseload contracts which contained a capacity component.

o	South Central — capacity revenue increased by a $12 million primarily resulting from a new capacity agreement.

o	Intercompany capacity revenue — intercompany sales of $18 million by the Company’s Texas region to Reliant Energy were eliminated in consolidation.
•
Contract amortization revenue — decreased by $136 million in the three months ended September 30, 2009, as compared to the same period in 2008. The decrease includes $85 million in amortization expense of net in-market C&I contracts related to the Reliant Energy acquisition in 2009 and a reduction of $52 million in revenue from the Texas Genco acquisition due to the lower volume of contracted energy.

•
Other revenues — decreased by $14 million driven by $15 million in lower ancillary revenue and $13 million in lower emissions revenues. These decreases were offset by a $12 million increase in fuels trading.

Cost of Operations
     Cost of operations, excluding risk management activities, increased $912 million during the three months ended September 30, 2009, compared to the same period in 2008.
•	Cost of sales — increased $848 million during the three months ended September 30, 2009, compared to the same period in 2008 due to:
o
Retail — Reliant Energy incurred $1.2 billion of cost of energy during the three months ended September 30, 2009. Supply costs were $837 million which included $162 million of intercompany supply costs. Transmission and distribution charges totaled $392 million for the period. These costs were offset by $11 million of contract amortization for net out-of-market supply contracts.

o
Texas — cost of energy decreased $81 million due to lower natural gas and coal costs. Natural gas costs decreased $84 million, reflecting a 64% decline in average natural gas per MMBtu prices offset by a 47% increase in gas-fired generation. Coal costs decreased $7 million due to 11% lower generation. In addition, a $19 million decrease in ancillary service costs was offset by a $13 million increase in purchased energy and other fuel costs.

o
Northeast — cost of energy decreased $86 million due to a $53 million reduction in natural gas and oil costs and a $39 million reduction in coal costs. Natural gas and oil costs decreased due to 67% lower average natural gas prices and 9% lower generation. Coal costs decreased by $33 million due to 34% lower coal generation and by $6 million due to lower prices. These decreases were offset by a $6 million increase in costs related to RGGI which became effective in 2009.

o
South Central — cost of energy decreased $52 million primarily due to a $35 million decrease in purchased energy reflecting lower fuel costs associated with energy from the region’s tolled facility and a $14 million decrease in natural gas costs reflecting 88% lower generation and 61% lower average gas prices.

o	Intercompany cost of sales — intercompany purchases of $162 million by Reliant Energy from the Company’s Texas region is eliminated in consolidation.

•
Other cost of operations — increased $64 million during the three months ended September 30, 2009, compared to the same period in 2008. Reliant Energy incurred $37 million related to customer service operations and $24 million in gross receipt tax on revenue.

Risk Management Activities
     Risk management activities include economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activities. Total derivative gains decreased by $722 million during the three months ended September 30, 2009, compared to the same period in 2008. The breakdown of changes by region follows:

	Three months ended September 30, 2009
	Reliant			South
(In millions)	Energy	Texas	Northeast	Central	West	Thermal	Elimination	Total

Net gains/(losses) on settled positions, or financial income in revenues	$—	$116	$118	$(2)	$(3)	$2	$(8)	$223

Mark-to-market results in revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	—	(4)	(27)	—	1	—	—	(30)
Reversal of gain positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	(1)	—	—	—	—	—	—	(1)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(8)	(4)	(9)	—	—	—	(21)
Net unrealized gains/(losses) on open positions related to economic hedges	—	(95)	(70)	—	(7)	1	15	(156)
Net unrealized gains/(losses) on open positions related to trading activity	—	5	2	(16)	—	—	—	(9)

Subtotal mark-to-market results	(1)	(102)	(99)	(25)	(6)	1	15	(217)

Total derivative gain/(loss) included in revenues	$(1)	$14	$19	$(27)	$(9)	$3	$7	$6

	Three months ended September 30, 2009
	Reliant			South
(In millions)	Energy	Texas	Northeast	Central	Elimination	Total

Net gains/(losses) on settled positions, or financial expense in cost of operations	$(202)	$(4)	$(1)	$(1)	$21	$(187)

Mark-to-market results in cost of operations
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	—	11	20	—	—	31
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	239	—	—	—	—	239
Net unrealized gains/(losses) on open positions related to economic hedges	(21)	(18)	3	(16)	(15)	(67)

Subtotal mark-to-market results	218	(7)	23	(16)	(15)	203

Total derivative gain/(loss) included in cost of operations	$16	$(11)	$22	$(17)	$6	$16

	Three months ended September 30, 2008
			South
(In millions)	Texas	Northeast	Central	Total

Net losses on settled positions, or financial income	$(44)	$(43)	$(4)	$(91)

Mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	(5)	(2)	—	(7)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(6)	(3)	(9)
Net unrealized gains on open positions related to economic hedges	590	201	—	791
Net unrealized gains on open positions related to trading activity	11	18	31	60

Subtotal mark-to-market results	596	211	28	835

Total derivative gain included in revenue	552	168	24	744

Total derivative gain included in cost of operations	$—	$—	$—	$—

     NRG’s third quarter 2009 net gain of $22 million was comprised of $14 million of mark-to-market losses and $36 million in settled gains. Of the $14 million of mark-to-market losses, there was a loss of $217 million in revenue and a gain of $203 million in expense. The $217 million loss in revenue included a $51 million loss from the reversal of mark-to-market gains recognized during 2008 and loss of $165 million due to the decrease in value of forward purchases and sales of electricity and fuel due to higher forward power and gas prices. The $203 million of mark-to-market gains in expense included a gain of $31 million from the reversal of mark-to-market losses recognized during 2008, a $67 million loss due to the decrease in value of forward purchases and sales of electricity and fuel due to higher forward power and gas prices, and a $239 million from the roll-off of Reliant Energy loss positions. The Reliant Energy loss positions were acquired as of May 1, 2009 and valued using forward prices on that date. The $239 million roll-off amounts were offset by realized losses at settled prices and are reflected in the cost of operations during the same period.
     NRG’s third quarter 2008 net gain of $744 million was comprised of mark-to-market gains of $835 million and $91 million in settled losses, or financial income. The realized losses were primarily driven by increases in settled power and gas prices. The mark-to-market gains were primarily driven by decreases in forward power and gas prices, and gains from a reduction in hedge accounting ineffectiveness.
     Since these hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of operations, the changes in such results should not be viewed in isolation, but rather should be taken together with the effects of pricing and cost changes on energy revenue and costs. During and prior to 2009, NRG hedged a portion of the Company’s 2008 and 2009 generation. During the third quarter 2009, the settled prices of electricity and natural gas decreased resulting in the recognition of realized gains while the forward prices of electricity and natural gas increased resulting in the recognition of unrealized mark-to-market losses. During the third quarter 2008, the settled prices for power and gas increased resulting in the recognition of realized losses while decreasing forward prices of electricity and natural gas resulted in recognition of unrealized mark-to-market gains.
     The following table represents the results of the Company’s financial and physical trading of energy commodities for the three months ended September 30, 2009 and 2008. The realized financial trading results and unrealized financial and physical trading results are included in the risk management activities above, while the realized physical trading results are included in energy revenue.

	Three months ended
	September 30,
(In millions)	2009	2008

Trading gains/(losses)
Realized	$27	$13
Unrealized	(30)	52

Total trading gains/(losses)	(3)	65

Depreciation and Amortization
     NRG’s depreciation and amortization expense increased by $56 million for the three months ended September 30, 2009, compared to the same period in 2008. Reliant Energy’s depreciation and amortization expense for the three month period was $42 million principally for amortization of customer relationships. The balance of the increase was due to depreciation on the baghouse projects in western New York and the Elbow Creek project which came online in late 2008, and the Cedar Bayou 4 project which came online in the second quarter 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $107 million for the three months ended September 30, 2009, compared to the same period in 2008. The increase was due to:
•	Retail selling, general and administrative expense — totaled $76 million, including $28 million of bad debt expense incurred during the three months ended September 30, 2009.

•
Consultant costs — increased $18 million consisting of non-recurring costs related to Exelon’s exchange offer and proxy contest efforts of $21 million offset by a decrease in other consulting costs of $3 million.

•	Wage and benefits expense — increased $13 million.
Acquisition-Related Transaction and Integration Costs
     NRG incurred Reliant Energy acquisition-related transaction costs of $2 million and integration costs of $4 million for the three months ended September 30, 2009.

Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates decreased by $52 million for the three months ended September 30, 2009, compared to the same period in 2008. During the three months ended September 30, 2009, there was no equity earnings from the Sherbino I Wind Farm LLC, or Sherbino, investment. In the three months ended September 30, 2008, Sherbino recognized a $40 million mark-to-market gain on a natural gas swap executed to hedge its future power generation. Additionally, in 2009, the Company’s share in its former MIBRAG investments and Gladstone Power Station decreased $10 million and $4 million, respectively, while the Company’s share in NRG Saguaro LLC earnings increased by $2 million.
Other Income/(Loss), Net
     NRG’s other income/(loss), net increased $12 million for the three months ended September 30, 2009, compared to the same period in 2008. The 2009 interest income was lower compared to 2008 due to reduced interest rates. The effect of lower interest income in 2009 was offset by the effect of $19 million impairment charge in 2008 to restructure distressed investments in commercial paper.
Interest Expense
     NRG’s interest expense increased by $36 million for the three months ended September 30, 2009, compared to the same period in 2008. This increase was primarily due to a $15 million increase in fees incurred on the CSRA facility which began in May 2009, a $15 million increase in interest expense as a result of the 2019 Senior Notes issued in June 2009, a $4 million increase related to ineffective portion of the interest rate cash flow hedge on the Company’s Term Loan Facility and a $5 million increase in the amortization of deferred financing costs. These increases were offset by a $7 million decrease in interest expense on the Company’s Term Loan Facility due to a decrease in the outstanding notional amount and lower interest rates related to the unhedged portion of the Term Loan and fair value portion of the Senior Notes.
Income Tax Expense
     NRG’s income tax expense decreased by $336 million for the three months ended September 30, 2009, compared to the same period in 2008. The decrease in income tax expense was primarily due to a decrease in income. The effective tax rate was 37.4% and 39.2% for the three months ended September 30, 2009, and 2008, respectively.
     For the three months ended September 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to the U.S. taxation of foreign earnings offset by a reduction in the valuation allowance. For the three months ended September 30, 2008, NRG’s effective tax rate was increased primarily due to the impact of state and local income taxes.

Management’s discussion of the results of operations for the nine months ended September 30, 2009, and 2008:
     For the benefit of the following discussions, the table below represents the results of NRG excluding the impact of Reliant Energy during the nine months ended September 30, 2009:

	Nine months ended September 30,
		2009		2008
			Total excluding
(In millions)	Consolidated	Reliant Energy	Reliant Energy	Consolidated	Change %

Operating Revenues
Energy revenue	$2,383	$—	$2,383	$3,671	(35)%
Capacity revenue	791	—	791	1,037	(24)
Retail revenue	3,126	3,126	—	—	—
Risk management activities	431	(1)	432	27	N/A
Contract amortization	(92)	(160)	68	233	(71)
Thermal revenue	77	—	77	85	(9)
Other revenues	95	—	95	177	(46)

Total operating revenues	6,811	2,965	3,846	5,230	(26)
Operating Costs and Expenses
Cost of sales	3,256	2,022	1,234	2,133	(42)
Risk management activities	(152)	(205)	53	—	N/A
Other operating costs	797	101	696	679	3

Total cost of operations	3,901	1,918	1,983	2,812	(29)
Depreciation and amortization	594	85	509	478	6
Selling, general and administrative	396	125	271	233	16
Acquisition-related transaction and integration costs	41	—	41	—	N/A
Development costs	34	—	34	29	17

Total operating costs and expenses	4,966	2,128	2,838	3,552	(20)

Operating Income	$1,845	$837	$1,008	$1,678	(40)%

Operating Revenues
     Operating revenues, excluding risk management activities, increased $1.2 billion during the nine months ended September 30, 2009, compared to the same period in 2008.
•
Retail revenue — the acquisition of Reliant Energy contributed $3.1 billion of retail revenue during the five months ended September 30, 2009. Retail revenue includes mass revenues of $1.9 billion, C&I revenues of $1.1 billion, and supply management revenues of $151 million.

•	Energy revenue — decreased $1.3 billion during the nine months ended September 30, 2009, compared to the same period in 2008:
o
Texas — energy revenue decreased by $478 million, with $373 million driven by lower average realized energy prices and a $105 million decrease driven by a reduction in generation. The average realized energy price decreased by 17%, driven by a 52% decrease in merchant prices, offset by a 23% increase in contract prices. Lower merchant prices were driven by the combination of lower gas prices in 2009 and unusually high pricing events that occurred in 2008 that did not repeat in 2009. Generation decreased by 5% driven by a 9% decrease in coal plant generation offset by a 6% increase in gas plant generation, and generation from the recently constructed Cedar Bayou 4 gas plant and Elbow Creek wind farm, which was not in operation in 2008. Coal plant generation was adversely affected by lower energy prices driven by a 66% decrease in average natural gas prices in combination with increased wind generation which shifted the coal unit’s position in the bid stack, negatively affecting coal plant generation.

o
Northeast — energy revenue decreased by $490 million, with $231 million driven by lower energy prices and $312 million attributable to a reduction in generation offset by a $53 million increase from higher net contract revenue. Merchant energy prices were lower by an average of 40%. The lower energy prices reduced the Company’s net cost incurred to meet obligations under load serving contracts in the PJM market. Generation decreased by 35%, with a 36% decrease in coal generation and a 28% decrease in oil and gas generation. Weakened demand for power combined with lower gas prices resulted in reduced merchant energy prices. Lower merchant energy prices combined with higher costs of production from the introduction of RGGI resulted in increased hours where the coal plants were uneconomical to dispatch. The decline in oil and gas generation is attributable to fewer reliability run hours at the Connecticut plants.

o
South Central — decreased by $108 million due to a $66 million decline in contract revenue coupled with a $42 million decrease in merchant energy revenues. Contract customer sales volumes were down 10%. The decline in contract energy price was driven by a $12 million decrease in fuel cost pass through to the cooperatives. Also contributing to the decline in contract revenue was $48 million due to the expiration of a contract with a regional utility. Average realized price on contract energy sales was $23.04 per MWh in 2009 compared to $28.89 per MWh in 2008. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in a $42 million decline in revenue. Megawatt hours sold to the merchant market increased by 41%, while prices fell by 50%. Increased use of the region’s tolled facility provided additional energy to the merchant market.

o	Intercompany energy revenue — intercompany sales of $199 million by the Company’s Texas region to Reliant Energy were eliminated in consolidation.
•	Capacity revenue — decreased $246 million during the nine months ended September 30, 2009, compared to the same period in 2008:
o	Texas — capacity revenue decreased by $222 million due to a lower proportion of baseload contracts which contained a capacity component.

o	Northeast — capacity revenue decreased by $12 million due to lower capacity prices in the NYISO.

o	South Central — capacity revenue increased by $30 million resulting primarily from a new capacity agreement.

o	Intercompany capacity revenue — intercompany sales of $29 million by the Company’s Texas region to Reliant Energy were eliminated in consolidation.
•
Contract amortization revenue — decreased by $325 million in the nine months ended September 30, 2009, as compared to the same period in 2008. The decrease includes a reduction of $166 million in revenue from the Texas Genco acquisition due to the lower volume of contracted energy and $160 million in amortization expense of net in-market C&I contracts related to the Reliant Energy acquisition in 2009.

•
Other revenues — decreased by $82 million driven by $45 million in lower ancillary revenue, $46 million in lower emissions revenue, and a $26 million decrease in fuels trading. These decreases were offset by the recognition of a $31 million non-cash gain related to settlement of a pre-existing in-the-money contract with Reliant Energy.

Cost of Operations
     Cost of operations, excluding risk management activities, increased $1.2 billion during the nine months ended September 30, 2009, compared to the same period in 2008.
•	Cost of sales — increased $1.1 billion during the nine months ended September 30, 2009, compared to the same period in 2008 due to:
o	Retail — Reliant Energy incurred $1.8 billion of cost of energy during the five months ended September 30, 2009, which included $228 million of intercompany supply costs.

o
Texas — cost of energy decreased $331 million due to lower natural gas, coal, purchased energy and ancillary services costs. Natural gas costs decreased $281 million, reflecting a 66% decline in average natural gas per MMBtu prices offset by a 6% increase in gas-fired generation. Coal costs decreased $17 million as the 2008 expense included a $15 million loss reserve related to a coal contract dispute and $6 million resulting from reduced generation. Ancillary service costs decreased by $41 million due to a decrease in purchased ancillary services costs incurred to meet contract obligations.

o
Northeast — cost of energy decreased $254 million due to a $160 million reduction in natural gas and oil costs and a $108 million reduction in coal costs. Natural gas and oil costs decreased due to 28% lower generation and 60% lower average natural gas prices. Coal costs decreased due to 36% lower coal generation. These decreases were offset by a $15 million increase in costs related to RGGI which became effective in 2009.

o
South Central — cost of energy decreased $71 million due to a $52 million decrease in purchased energy reflecting lower fuel costs associated with the region’s tolled facility and lower market energy prices, a $13 million decrease in natural gas cost, a $4 million decrease in coal costs and a $5 million decrease in transmission expense due to transmission line outages. The decrease in natural gas cost is attributable to a 32% decrease in gas generation and a 58% decrease in natural gas prices. The coal cost decreased due to a 7% decrease in generation offset by a 5% increase in price.

o
West — cost of energy decreased $8 million due to a 43% decline in average natural gas per MMBtu prices offset by a 7% increase in natural gas consumption and a $2 million increase in fuel oil expense resulting from a write-down to market of fuel oil inventory no longer used in the production of energy.

o	Intercompany cost of energy — intercompany purchases of $228 million by Reliant Energy from the Company’s Texas region were eliminated in consolidation.
•
Other cost of operations — increased $118 million during the nine months ended September 30, 2009, compared to the same period in 2008. Reliant Energy incurred $101 million which includes $62 million for customers service operations and $39 million for gross receipt tax on revenue. Further, operating and maintenance expenses increased by $6 million and property taxes increased by $11 million.

Risk Management Activities
     Risk management activities include economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activities. Total derivative gains increased by $556 million during the nine months ended September 30, 2009, compared to the same period in 2008. The breakdown of changes by region follows:

	Nine months ended September 30, 2009
	Reliant			South
(In millions)	Energy	Texas	Northeast	Central	West	Thermal	Elimination	Total

Net gains/(losses) on settled positions, or financial income in revenues	$—	$259	$274	$9	$(6)	$4	$(9)	$531

Mark-to-market results in revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	—	(41)	(90)	—	1	(2)	—	(132)
Reversal of gain positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	(1)	—	—	—	—	—	—	(1)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(51)	(27)	(47)	—	—	—	(125)
Net unrealized gains/(losses) on open positions related to economic hedges	—	59	89	(4)	(1)	2	14	159
Net unrealized gains/(losses) on open positions related to trading activity	—	(3)	6	(4)	—	—	—	(1)

Subtotal mark-to-market results	(1)	(36)	(22)	(55)	—	—	14	(100)

Total derivative gain/(loss) included in revenues	$(1)	$223	$252	$(46)	$(6)	$4	$5	$431

	Nine months ended September 30, 2009
	Reliant			South
(In millions)	Energy	Texas	Northeast	Central	Elimination	Total

Net gains/(losses) on settled positions, or financial expense in cost of operations	$(316)	$(17)	$(6)	$(7)	$22	$(324)

Mark-to-market results in cost of operations
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	—	36	63	—	—	99
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	449	—	—	—	—	449
Net unrealized gains/(losses) on open positions related to economic hedges	72	(84)	(20)	(26)	(14)	(72)

Subtotal mark-to-market results	521	(48)	43	(26)	(14)	476

Total derivative gain/(loss) included in cost of operations	$205	$(65)	$37	$(33)	$8	$152

	Nine months ended September 30, 2008
			South
(In millions)	Texas	Northeast	Central	Total

Net losses on settled positions, or financial income	$(94)	$(67)	$(4)	$(165)

Mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	(21)	(11)	—	(32)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	1	(7)	(14)	(20)
Net unrealized gains on open positions related to economic hedges	95	58	—	153
Net unrealized gains on open positions related to trading activity	48	11	32	91

Subtotal mark-to-market results	123	51	18	192

Total derivative gain/(loss)	$29	$(16)	$14	$27

Total derivative gain/(loss) included in revenues	29	(16)	14	27
Total derivative gain included in cost of operations	$—	$—	$—	$—

     NRG’s 2009 gain of $583 million during the nine months ended September 30, 2009, was comprised of $376 million of mark-to-market gains and $207 million in settled gains. Of the $376 million of mark-to-market gains there was a $476 million gain in expense and a $100 million loss in revenue. The $100 million loss in revenue consisted of a loss of $257 million from the reversal of mark-to-market gains recognized during 2008 offset by $158 million due to the increase in value of the forward purchases and sales of electricity and fuel. The $158 million gain consists of a $217 million gain recognized in earnings from previously deferred amounts in OCI as the Company discontinued cash flow hedge accounting in the first quarter for certain 2009 transactions in Texas and New York due to lower expected generation, offset by a $59 million decrease in value in forward sales of electricity and fuel due to lower forward power and gas prices. The Company recognized a derivative loss of $29 million resulting from discontinued NPNS designated coal purchases due to expected lower coal consumption and accordingly the Company could not assert taking physical delivery of coal purchase transactions under NPNS designation. This amount was included in the Company’s cost of operations during the nine months ended September 30, 2009. The gain of $476 million in expense consists of $449 million of the Reliant Energy roll-off of loss positions, $99 million from the reversal of mark-to-market losses recognized during 2008 and a $72 million loss from the decrease in value of forward purchases of electricity and fuel.
     Reliant Energy’s loss positions were acquired as of May 1, 2009, and valued using forward prices on that date. The $448 million roll-off amounts were offset by realized losses at the settled prices and are reflected in the cost of operations during the same period.
     Since these hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy, the changes in such results should not be viewed in isolation, but rather should be taken together with the effects of pricing and cost changes on energy revenue and costs. During and prior to 2009, NRG hedged a portion of the Company’s 2008 and 2009 generation. During the nine months ended September 30, 2009, the settled prices of electricity and natural gas decreased resulting in the recognition of realized gains while forward power and gas prices decreased resulting in the recognition of unrealized mark-to-market gains. During the nine months of 2008, decreasing forward prices of electricity and natural gas resulted in recognition of unrealized mark-to-market gains while the settled prices for power and gas increased resulting in the recognition of realized losses.
     The following table represents the results of the Company’s financial and physical trading of energy commodities for the nine months ended September 30, 2009 and 2008. The realized financial trading results and unrealized financial and physical trading results are included in the risk management activities above, while the realized physical trading results are included in energy revenue.

	Nine months ended
	September 30,
(In millions)	2009	2008

Trading gains/(losses)
Realized	$100	$58
Unrealized	(126)	72

Total trading gains/(losses)	(26)	130

Depreciation and Amortization
     NRG’s depreciation and amortization expense increased by $116 million for the nine months ended September 30, 2009, compared to the same period in 2008. Reliant Energy’s depreciation and amortization expense for the five month period was $85 million principally for amortization of customer relationships. The balance of the increase was due to depreciation on the baghouse projects in western New York and the Elbow Creek project which came online in late 2008, and the Cedar Bayou 4 plant which came online in the second quarter 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $163 million for the nine months ended September 30, 2009, compared to the same period in 2008. The increase was due to:
•	Reliant Energy’s selling, general and administrative expense — totaled $125 million, including $37 million of bad debt expense incurred during the five months ended September 30, 2009.

•	Wage and benefits expense — increased $18 million.

•
Consultant costs — increased $23 million consisting of non-recurring costs related to Exelon’s exchange offer and proxy contest efforts of $31 million offset by a decrease in other consulting costs of $8 million.

     These increases were offset by:
•	Other expenses — decreased by $2 million. This decrease is attributable to a bad debt write-off in 2008.
Acquisition-Related Transaction and Integration Costs
     NRG incurred Reliant Energy acquisition-related transaction costs of $29 million and integration costs of $12 million for the nine months ended September 30, 2009.
Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates decreased by $2 million for the nine months ended September 30, 2009, compared to the same period in 2008. During 2009, the Company’s share in Gladstone Power Station and MIBRAG decreased by $7 million and $11 million, respectively. These decreases were offset by the Company’s share of NRG Saguaro, LLC earnings increasing $9 million in 2009. In addition, there was a $7 million decrease in Sherbino I Wind Farm, LLC’s mark-to-market unrealized loss as compared to 2008 as a result of a natural gas swap executed to hedge to future power generation.
Gain on Sale of Equity Method Investments and Other Income/(Loss), Net
     NRG’s gain on sale of equity method investments increased by $128 million for the nine months ended September 30, 2009, compared to the same period in 2008 and other (loss)/income, net decreased by $23 million for the nine months ended September 30, 2009, compared to the same period in 2008. The 2009 amounts include a $128 million gain on the sale of NRG’s 50% ownership interest in MIBRAG and a $24 million mark-to-market unrealized loss on a forward contract for foreign currency executed to hedge the sale proceeds from the MIBRAG sale. In addition, the 2009 interest income was lower compared to 2008 due to lower interest rates. Further in 2008, a $19 million impairment charge was incurred to restructure distressed investments in commercial paper.
Interest Expense
     NRG’s interest expense increased by $33 million for the nine months ended September 30, 2009, compared to the same period in 2008. This increase was primarily due to a $28 million increase in fees incurred during the months of May through September of 2009 on the CSRA facility, a $19 million increase in interest expense as a result of the 2019 Senior Notes issued in June 2009, a $4 million increase related to ineffective portion of the interest rate cash flow hedges on the Company’s Term Loan Facility and a $8 million increase in the amortization of deferred financing costs. These increases were offset by a $25 million decrease in interest expense on the Company’s Term Loan Facility due to a decrease in the outstanding notional amount and lower interest rates related to the unhedged portion of Term Loan and fair value portion of Senior Notes.

Income Tax Expense
     NRG’s income tax expense increased by $111 million for the nine months ended September 30, 2009, compared to the same period in 2008. The increase in income tax expense was primarily due to an increase in income coupled with the U.S. taxation of foreign earnings. The effective tax rate was 40.3% and 39.1% for the nine months ended September 30, 2009, and 2008, respectively.
     For the nine months ended September 30, 2009, NRG’s overall effective tax rate on continuing operations was different than the statutory rate of 35% primarily due to an increase in the valuation allowance as a result of capital losses generated during the nine months for which there are no projected capital gains or available tax planning strategies. For the nine months ended September 30, 2008, NRG’s overall effective tax rate was increased primarily due to the impact of state and local income taxes.
Income from Discontinued Operations, Net of Income Tax Expense
     For the nine months ended September 30, 2008, NRG recorded income from discontinued operations, net of income tax expense, of $172 million. NRG closed the sale of ITISA during the second quarter 2008.

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
     As of September 30, 2009, Reliant Energy had 1,161 employees, none of whom are covered by a bargaining agreement.
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

•
C&I — Reliant Energy markets electricity and energy services to approximately 0.1 million C&I customers in Texas. These customers include refineries, chemical plants, manufacturing facilities, hospitals, universities, commercial real estate, government agencies, restaurants, and other commercial facilities.

Market Framework
     Reliant Energy operates within the same ERCOT market as the Company’s Texas region. For further discussion of the Texas market framework, see pages 25-26 of NRG Energy Inc.’s 2008 Annual Report on Form 10-K.
     For further discussion of the Company’s Reliant Energy operations, see Item I, Note 4, Business Acquisition, to this Form 10-Q.

     Selected Income Statement Data

	Three Months Ended	Period Ended
(In millions except otherwise noted)	September 30, 2009	September 30, 2009 (a)

Operating Revenues
Mass revenues	$1,157	$1,918
Commercial and industrial revenues	620	1,057
Supply management revenues	99	151
Risk management activities	(1)	(1)
Contract amortization	(85)	(160)

Total operating revenues	1,790	2,965
Operating Costs and Expenses
Cost of energy (including risk management activities)	1,203	1,817
Other operating expenses	136	226
Depreciation and amortization	42	85

Operating Income	$409	$837
Electricity sales volume — GWh (in thousands):
Mass	7,776	12,627
Commercial and Industrial (b)	8,199	13,780
Business Metrics
Weighted average retail customers count (in thousands, metered locations)
Mass	1,569	1,582
Commercial and Industrial (b)	68	69
Retail customers count (in thousands, metered locations)
Mass	1,552	1,552
Commercial and Industrial (b)	66	66
Cooling Degree Days, or CDDs (c)	1,760	2,731
CDD’s 30 year average	1,611	2,430
Heating Degree Days, or HDDs (c)	1	2
HDD’s 30 year average	2	7

(a)	For the period May 1, 2009, to September 30, 2009.
(b)	Includes customers of the Texas General Land Office for whom the Company provides services.
(c)
National Oceanic and Atmospheric Administration-Climate Prediction Center - A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period. The CDDs/HDDs amounts are representative of the Coast and North Central Zones within the ERCOT market in which Reliant Energy serves its customer base.

Quarterly results
Operating Income
     Operating income for the three months ended September 30, 2009, was $409 million, which consisted of the following:

Three Months Ended
(In millions except otherwise noted)	September 30, 2009

Reliant Energy Operating Income:
Mass revenues	$1,157
Commercial and industrial revenues	620
Supply management revenues	99

Total retail operating revenues (a)	1,876

Retail cost of sales (a)	1,433

Total retail gross margin	443
Unrealized gains on energy supply derivatives	217
Contract amortization, net	(73)
Other operating expenses	(136)
Depreciation and amortization	(42)

Operating Income	$409

(a)	Amounts exclude unrealized gains/(losses) on energy supply derivatives and contract amortization.
•
Gross margin — Reliant Energy’s gross margin totaled $443 million for the quarter, which was driven by strong margins in the mass customer segment and expanding margins in the commercial and industrial segment. Volumes were higher due to greater customer usage as a result of warmer weather as compared to the 30 year CDD average, which was partially offset by a decrease in the number of customers during the three months ended September 30, 2009. Reliant Energy announced and enacted price reductions effective June 1 and July 1, 2009, that cumulatively, lowered prices up to 20% for certain Mass customers. These lower prices, relative to lower short term supply costs, delivered strong margins. Competition, price reductions, and supply costs based on forward market prices, will likely drive lower margins in the future.

Relative to first half of 2009, competitive retail prices have decreased due to lower supply costs driven by a decline in natural gas prices. If supply costs continue to remain low, the Company expects competitive retail prices to continue to decline and place pressure on unit margins. Additionally, the Company’s customer counts have declined approximately 2% during the quarter.

•
Risk management activities — Unrealized gains of $217 million on economic hedges relates to supply contracts that were recognized for the three months ended September 2009 including $239 million of gains representing a roll-off of loss positions acquired at May 1, 2009, valued at forward prices and $21 million of losses that represents mark-to-market changes in forward value of purchased electricity and gas. The $239 million gain from roll-off of loss positions is offset by realized losses at the settled prices and reflected in the cost of operations.

Operating Revenues
     Total operating revenues for the three months ended September 30, 2009, were $1.8 billion and consisted of the following:
•
Mass revenues — totaled $1,157 million for the quarter from retail electric sales to approximately 1.6 million end use customers in the Texas market. The current quarter revenue rates reflect the price reductions of up to 20% for certain Mass customer classes that were announced and enacted effective June 1 and July 1, 2009. Also, warmer weather, as compared to the 30 year CDD average, caused an increase in customer usage. The higher prices, along with higher usage, were accompanied by a 2% decrease in the number of customers during the quarter.

•
Commercial and industrial revenue — As of May 1, 2009, Reliant Energy re-launched its C&I segment. C&I revenues for the three months ended September 30, 2009, totaled $620 million for the quarter on volume sales of approximately 8,199 GWh. Variable rate contracts tied to the market price of natural gas accounted for approximately 69% of the contracted volumes as of September 30, 2009.

•
Contract amortization — reduced operating revenues by $85 million resulting from net in-market C&I contracts, which will continue to amortize over the term of the contracts acquired in the Reliant Energy acquisition.

•	Supply management revenues — totaled $99 million for the quarter from the sale of excess supply into various markets in Texas.

Cost of Energy
     Cost of energy for the three months ended September 30, 2009, was $1,203 million and consisted of the following:
•
Supply costs — totaled $837 million for the quarter. The market cost of energy was relatively low during the quarter. This was driven by the lowest natural gas prices in the last three years for the same time period. Also, warmer weather for the period, as compared to the 30 year CDD average, caused an increase in purchased supply volumes at a relatively low cost.

•
Risk management activities — Unrealized gains of $218 million on economic hedges relate to supply contracts that were recognized for the three months ended September 30, 2009, including $239 million of gains which represent a roll-off of loss positions acquired at May 1, 2009, valued at forward prices and $21 million of losses that represent mark-to-market changes in forward value of purchased electricity and gas. The $239 million gain from roll-off positions is offset by realized losses at the settled prices and reflected in cost of operations.

•	Transmission and distribution charges — totaled $392 million for the quarter for the cost to transport the power from the generation sources to the end use customers.

•	Financial settlements — totaled $202 million of losses for the quarter resulting from financial settlement of energy related derivatives.

•
Contract amortization — reduced the cost of energy by $11 million, resulting from the net out-of-market supply contracts established at the acquisition date. These contracts will be amortized over the life of the contracts.

Other Operating Expenses
     Other operating expenses for the three months ended September 30, 2009, were $136 million, or 8% of the region’s total operating revenues. Other operating expenses consisted of the following:
•
Operations and maintenance expenses — totaled $37 million for the quarter, primarily consisted of the labor and external costs associated with customer activities, including the call center, billing, remittance processing, and credit and collections, as well as the information technology costs associated with those activities.

•
Selling, general and administrative expenses — totaled $48 million for the quarter, primarily consisted of the costs of labor and external costs associated with advertising and other marketing activities, as well as human resources, community activities, legal, procurement, regulatory, accounting, internal audit, and management, as well as facilities leases and other office expenses.

•	Gross receipts tax — totaled $24 million for the quarter or 1.3% of Mass and C&I revenues.

•
Bad debt expense — totaled $28 million for the quarter or 1.6% of Mass and C&I revenues which was driven by higher summer bills due to warmer weather and economic factors including unemployment in Dallas and Houston, which approximated national averages.

Year to date results
Operating Income
     Operating income for the period ended September 30, 2009, was $837 million, which consisted of the following:

Period Ended
(In millions except otherwise noted)	September 30, 2009

Reliant Energy Operating Income:
Mass revenues	$1,918
Commercial and industrial revenues	1,057
Supply management revenues	151

Total retail operating revenues (a)	3,126

Retail cost of sales (a)	2,363

Total retail gross margin	763
Unrealized gains on energy supply derivatives	520
Contract amortization, net	(135)
Other operating expenses	(226)
Depreciation and amortization	(85)

Operating Income	$837

(a)	Amounts exclude unrealized gains/(losses) on energy supply derivatives and contract amortization.
•
Gross margin — Reliant Energy’s gross margin totaled $763 million, which was driven by strong margins in the mass customer segment and expanding margins in the commercial and industrial segment. Volumes were higher due to greater customer usage as a result of warmer weather as compared to the 30 year CDD average, although partially offset by a decrease in number of customers during the five months ended September 30, 2009. The Company acquired Reliant Energy customers on prices more consistent with 2008 costs of natural gas. Reliant Energy announced and enacted price reductions effective June 1 and July 1, 2009, that cumulatively lowered prices up to 20% for certain Mass customers. These lower prices, relative to lower short term supply costs, delivered strong margins. Competition, price reductions, and supply costs based on forward market prices, will likely drive lower margins in the future.

With the decline in natural gas prices, and the corresponding decline in the cost of energy supply, competitive retail prices have decreased relative to 2008. If supply costs continue to remain low, the Company expects competitive retail prices to continue to decline and place pressure on unit margins. Additionally, the Company’s customer counts have declined approximately 4% since May 1, 2009.

•
Risk management activities — Unrealized gains of $520 million on economic hedges relates to supply contracts that were recognized for the period ended September 2009 including $448 million of gains representing a roll-off of loss positions acquired at May 1, 2009, valued at forward prices and $72 million of gains that represents mark-to-market changes in forward value of purchased electricity and gas. The $448 million gain from roll-off of loss positions is offset by realized losses at the settled prices and reflected in the cost of operations. In August 2009, Reliant Energy entered into two contracts to mitigate a portion of Reliant Energy’s exposure to lost revenue as a result of a hurricane during the 2009 season. The contracts premiums of $5.7 million provided coverage for a $50 million loss.

Operating Revenues
     Total operating revenues for the period ended September 30, 2009, were $3.0 billion and consisted of the following:
•
Mass revenues — totaled $1,918 million from retail electric sales to approximately 1.6 million end use customers in the Texas market. Revenue rates for acquired Reliant Energy customers were not consistent with current costs of natural gas. These acquired revenue rates were reduced by Reliant Energy’s announced and enacted price reductions effective June 1 and July 1, 2009 of up to 20% for certain Mass customers classes. Also, warmer weather, as compared to the 30 year CDD average, caused an increase in customer usage. The higher prices, along with higher usage, were accompanied by a 4% decrease in the number of customers since May 1, 2009.

•
Commercial and industrial revenue — As of May 1, 2009, Reliant Energy re-launched its C&I segment. C&I revenues for the period ended September 30, 2009, totaled $1,057 million on volume sales of roughly 13,780 GWh. Variable rate contracts tied to the market price of natural gas accounted for approximately 71% of the contracted volumes as of September 30, 2009.

•
Contract amortization — reduced operating revenues by $160 million resulting from net in-market C&I contracts, which will continue to amortize over the term of the contracts acquired in the Reliant Energy acquisition.

•	Supply management revenues — totaled $151 million from the sale of excess supply into various markets in Texas.
Cost of Energy
     Cost of energy for the period ended September 30, 2009, was $1,817 million and consisted of the following:
•
Supply costs — totaled $1,387 million. The market cost of energy is significantly down for the period. Natural gas prices have declined 69% since the same period last year. Also, warmer weather for the period, as compared to the 30 year CDD average, caused an increase in purchased supply volumes at a relatively low cost.

•
Risk management activities — Unrealized gains of $521 million on economic hedges relate to supply contracts that were recognized for the period ended September 30, 2009, including $449 million of gains which represent a roll-off of loss positions acquired at May 1, 2009, valued at forward prices and $72 million of gains that represent mark-to-market changes in forward value of purchased electricity and gas. The $449 million gain from roll-off of loss positions is offset by realized losses at the settled prices and reflected in cost of operations.

•	Transmission and distribution charges — totaled $659 million for the cost to transport the power from the generation sources to the end use customers.

•	Financial settlements — totaled $316 million resulting from financial settlement of energy related derivatives.

•
Contract amortization — reduced the cost of energy by $24 million, resulting from the net out-of-market supply contracts established at the acquisition date. These contracts will be amortized over the life of the contracts.

Other Operating Expenses
     Other operating expenses for the period ended September 30, 2009, were $226 million, or 8% of the region’s total operating revenues. Other operating expenses consisted of the following:
•
Operations and maintenance expenses — totaled $62 million, primarily consisted of the labor and external costs associated with customer activities, including the call center, billing, remittance processing, and credit and collections, as well as the information technology costs associated with those activities.

•
Selling, general and administrative expenses — totaled $88 million, primarily consisted of the costs of labor and external costs associated with advertising and other marketing activities, as well as human resources, community activities, legal, procurement, regulatory, accounting, internal audit, and management, as well as facilities leases and other office expenses.

•	Gross receipts tax — totaled $39 million or 1.3% of Mass and C&I revenues.

•
Bad debt expense — totaled $37 million or 1.2% of Mass and C&I revenues which was driven by higher summer bills due to warmer weather and economic factors including unemployment in Dallas and Houston which approximated national averages.

Results of Operations for Wholesale Power Generation Regions
     The following is a detailed discussion of the results of operations of NRG’s major wholesale power generation business segments.
     Texas
     For a discussion of the business profile of the Company’s Texas operations, see pages 23-26 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %

Operating Revenues
Energy revenue	$672	$873	(23)%	$1,866	$2,344	(20)%
Capacity revenue	50	129	(61)	144	366	(61)
Risk management activities	14	552	(97)	223	29	N/A
Contract amortization	17	69	(75)	49	215	(77)
Other revenues	7	14	(50)	22	83	(73)

Total operating revenues	760	1,637	(54)	2,304	3,037	(24)
Operating Costs and Expenses
Cost of energy (including risk management activities)	296	366	(19)	770	1,037	(26)
Other operating expenses	164	154	6	486	468	4
Depreciation and amortization	119	108	10	353	334	6

Operating Income	$181	$1,009	(82)	$695	$1,198	(42)
MWh sold (in thousands)	13,979	13,111	7	36,485	36,817	(1)
MWh generated (in thousands)	12,534	12,891	(3)	34,527	36,147	(4)
Business Metrics
Average on-peak market power prices ($/MWh)	33.68	102.82	(67)	37.51	112.80	(67)
Cooling Degree Days, or CDDs (a)	1,601	1,417	13	2,709	2,509	8
CDD’s 30 year average	1,485	1,485	—	2,433	2,434	—
Heating Degree Days, or HDDs (a)	5	6	(17)%	1,008	1,163	(13)
HDD’s 30 year average	5	5	—	1,210	1,221	(1)%

(a)
National Oceanic and Atmospheric Administration-Climate Prediction Center - A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

Quarterly Results
Operating Income
     Operating income decreased by $828 million for the three months ended September 30, 2009, compared to the same period in 2008, due to:
•	Operating revenues — decreased by $877 million due to a reduced impact from risk management activities, in addition to lower energy revenues due to lower average energy prices and lower sales volume.

•	Cost of energy — decreased by $70 million resulting from lower natural gas costs.

Operating Revenues
     Total operating revenues decreased by $877 million during the three months ended September 30, 2009, compared to the same period in 2008, due to:
•
Risk management activities — decreased by $538 million due to the difference between gains of $14 million for the three months ending September 30, 2009, compared to gains of $552 million during the same period in 2008. The $14 million gain included $102 million of unrealized mark-to-market losses and $116 million in gains on settled transactions, or financial income, compared to $596 million in unrealized mark-to-market gains and $44 million in financial losses during the same period in 2008. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

•	Energy revenues — decreased $201 million due to:
o
Energy prices — decreased by $177 million as the prices continue to remain lower in the third quarter 2009 compared to the same period 2008. The average realized energy price decreased by 21%, driven by a 53% decrease in merchant prices offset by a 21% increase in contract prices.

o
Generation — decreased by 3% resulting in a $24 million decrease in sales volume. This decrease was driven by an 11% decrease in coal plant generation and an 8% decrease in nuclear plant generation. Coal plant generation was adversely affected by lower energy prices driven by a 64% decrease in average natural gas prices. This was offset by a 47% increase in gas plant generation due to very warm temperatures in the third quarter 2009 compared to the same period 2008, as well as generation from the recently constructed Cedar Bayou 4 gas plant and Elbow Creek wind farm which began commercial operations in June 2009 and December of 2008, respectively.

•	Capacity revenue — decreased by $79 million due to a lower proportion of baseload contracts which contain a capacity component.

•	Contract amortization revenue — resulting from the Texas Genco acquisition decreased by $52 million due to the reduced volume of contracted energy in 2009 as compared to 2008.

•
Other revenue — decreased by $7 million primarily due to lower ancillary services revenue of $16 million. This decrease was offset by $6 million higher physical sales of natural gas and coal and $1 million higher emissions credit revenue.

Cost of Energy
     Cost of energy decreased by $70 million during the three months ended September 30, 2009, compared to the same period in 2008, due to:
•	Natural gas costs — decreased by $84 million due to a 64% decline in average natural gas prices offset by a 47% increase in gas-fired generation.

•	Ancillary services costs — decreased by $19 million due to a decrease in purchased ancillary services costs incurred to meet obligations.

•
Coal and nuclear fuel costs — decreased by $7 million due to lower generation, offset by an $8 million increase in nuclear fuel due to the reversal of amortization of nuclear fuel inventory established under Texas Genco accounting.

     These decreases were offset by:
•	Purchased energy — increased $13 million due to baseload units either unavailable or uneconomic to provide power for contract commitments.

•
Cost contract amortization – increased $10 million driven primarily by the reduction in amortization credit for out-of-the money coal contracts assumed in the acquisition of Texas Genco as coal is delivered under that contract.

•
Fuel risk management activities — losses of $11 million were recorded for the three months ending September 30, 2009. In the first quarter 2009, all NPNS coal contracts were discontinued and reclassified into mark-to-market accounting. The $11 million loss included $7 million of unrealized mark-to-market losses, largely associated with forward coal positions and $4 million in losses on settled transactions, or financial cost of energy. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expenses increased by $10 million during the three months ended September 30, 2009, compared to the same period in 2008, driven by an increase of $9 million in general and administrative expenses due to higher corporate allocations as a result of the change in method in allocating corporate costs as described in Note 12, Segment Reporting, in combination with a $3 million increase in operations and maintenance expense as a result of maintenance outages at the region’s baseload plants.
Depreciation and Amortization
     Depreciation and amortization expense increased by $11 million for the three months ended September 30, 2009, compared to the same period in 2008. This increase is the result of Cedar Bayou 4 and Elbow Creek reaching commercial operations in June 2009 and December 2008, respectively.
Year to date results
Operating Income
     Operating income decreased by $503 million for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to:
•	Operating revenues — decreased by $733 million due to unfavorable energy and capacity revenues offset by favorable impact of risk management activities.

•	Cost of energy — decreased by $267 million reflecting lower natural gas costs and a decrease in coal generation.
Operating Revenues
     Total operating revenues decreased by $733 million during the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•	Energy revenues — decreased $478 million due to:
o
Energy prices — decreased by $373 million as the average realized merchant price was lower in 2009 due to the combination of lower gas prices and unusually high pricing events that occurred in 2008 but did not repeat in 2009. Higher MWh sold under merchant market was offset by lower merchant prices. The average realized energy price decreased by 17%, driven by a 52% decrease in merchant prices offset by a 23% increase in contract prices.

o
Generation — decreased by 5% resulting in a $105 million decrease in sales volume. This decrease was driven by a 9% decrease in coal plant generation. This was offset by a 6% increase in gas plant generation, and generation from the recently constructed Cedar Bayou 4 gas plant and Elbow Creek wind farm which began commercial operation in June 2009 and December 2008, respectively. Coal plant generation was adversely affected by lower energy prices driven by a 66% decrease in average natural gas prices in combination with increased wind generation in the region.

•	Capacity revenue — decreased by $222 million due to a lower proportion of baseload contracts which contain a capacity component.

•
Risk management activities — increased by $194 million due to the difference between gains of $223 million recorded for the nine months ending September 30, 2009, compared to gains of $29 million during the same period in 2008. The $223 million gain included $36 million of unrealized mark-to-market losses and $259 million in gains on settled transactions, or financial income, compared to $123 million in unrealized mark-to-market gains and $94 million in financial losses during the same period in 2008. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

•	Contract amortization revenue — resulting from the Texas Genco acquisition decreased by $166 million due to the reduced volume of contracted energy in 2009 as compared to 2008.

•
Other revenue — decreased by $61 million primarily due to lower ancillary services revenue of $41 million provided to the market, lower emissions credit revenue of $13 million and reduced physical sales of natural gas and coal of $7 million.

Cost of Energy
     Cost of energy decreased by $267 million during the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•	Natural gas costs — decreased by $281 million due to a 66% decline in average natural gas prices offset by a 6% increase in gas-fired generation.

•	Ancillary service costs — decreased by $41 million due to a decrease in purchased ancillary services costs incurred to meet contract obligations.

•
Coal costs — decreased by $17 million as the first three months of 2008 included a $15 million loss reserve related to a coal contract dispute in addition to a decrease of $6 million due to lower generation. These decreases were offset by higher transportation costs of $9 million.

     These decreases were offset by:
•
Fuel risk management activities — losses of $65 million were recorded for the nine months ending September 30, 2009. In the first quarter 2009, all NPNS coal contracts were discontinued and reclassified into mark-to-market accounting. The $65 million loss included $48 million of unrealized mark-to-market losses, largely associated with forward coal positions and $17 million in losses on settled transactions, or financial cost of energy. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expenses increased by $18 million during the nine months ended September 30, 2009, compared to the same period in 2008, driven by an increase of $14 million in general and administrative expense due to higher corporate allocations as a result of the change in method in allocating corporate costs as described in Note 12, Segment Reporting, to this Form 10-Q. In addition there was an increase of $4 million for development expense as prior year results included a one time credit due to the reimbursement by the Company’s nuclear development partner of previously expensed development costs on STP units 3 and 4 of $8 million.
Depreciation and Amortization
     Depreciation and amortization expense increased by $19 million for the nine months ended September 30, 2009, compared to the same period in 2008. This increase was the result of Cedar Bayou 4 and Elbow Creek reaching commercial operations in June 2009 and December 2008, respectively.

     Northeast Region
     For a discussion of the business profile of the Northeast region, see pages 27-29 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2009	2008	Change %	2009	2008	Change %

Operating Revenues
Energy revenue	$123	$324	(62)%	$383	$873	(56)%
Capacity revenue	120	117	3	316	328	(4)
Risk management activities	19	168	(89)	252	(16)	N/A
Other revenues	8	13	(38)	20	62	(68)

Total operating revenues	270	622	(57)	971	1,247	(22)
Operating Costs and Expenses
Cost of energy (including risk management activities)	90	198	(55)	265	557	(52)
Other operating expenses	88	89	(1)	276	273	1
Depreciation and amortization	29	26	12	88	77	14

Operating Income	$63	$309	(80)	$342	$340	1
MWh sold (in thousands)	2,508	3,588	(30)	6,779	10,424	(35)
MWh generated (in thousands)	2,508	3,588	(30)	6,779	10,424	(35)
Business Metrics
Average on-peak market power prices ($/MWh) (b)	40.42	108.44	(63)	46.13	100.66	(54)
Cooling Degree Days, or CDDs (a)	419	446	(6)	496	611	(19)
CDD’s 30 year average	429	430	—	534	534	—
Heating Degree Days, or HDDs (a)	129	135	(4)	4,126	3,866	7
HDD’s 30 year average	158	159	(1)%	4,093	4,126	(1)%

(a)
National Oceanic and Atmospheric Administration-Climate Prediction Center - A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

(b)	MWh sold are shown net of MWh purchased to satisfy certain load contracts in the region.
Quarterly Results
Operating Income
     Operating income decreased by $246 million for the three months ended September 30, 2009, compared to the same period in 2008 due to:
•	Operating revenues — decreased by $352 million due to unfavorable energy revenues and an unfavorable impact from risk management activities.

•	Cost of energy — decreased by $108 million due to lower generation and fuel costs.

Operating Revenues
     Operating revenues decreased by $352 million for the three months ended September 30, 2009, compared to the same period in 2008, due to:
•	Energy revenues — decreased by $201 million due to:
o
Energy prices — decreased by $120 million reflecting an average 52% decline in merchant energy prices. This decrease was partially offset by higher net contract revenues of $18 million driven by lower net costs incurred in meeting obligations under load serving contracts in the PJM market.

o
Generation — decreased by $99 million due to a 30% decrease in generation in 2009 compared to 2008, with a 34% decrease in coal generation and a 9% decrease in oil and gas generation. Coal generation in western New York declined 33%, or 568,247 MWhs, due to weak power prices that made the plants uneconomic to dispatch. Coal generation at the Indian River plant declined 35%, or 305,203 MWhs, due to a combination of weakened demand for power, low gas prices and higher cost of production from compliance with RGGI resulting in increased hours where the units were uneconomic to dispatch. The Somerset plant experienced similar weakened demand and low gas prices, with generation down 82%, or 111,819 MWh.

     These decreases were offset by:
•
Risk management activities — gains of $19 million were recorded for the three months ending September 30, 2009, compared to gains of $168 million during the same period in 2008. The $19 million gain included $99 million of unrealized mark-to-market losses and $118 million in gains on settled transactions, or financial income, compared to $211 million in unrealized mark-to-market gains and $43 million in financial losses during the same period in 2008. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

Cost of Energy
•	Cost of energy decreased by $108 million for the three months ended September 30, 2009, compared to the same period in 2008, due to:
o	Natural gas and oil costs — decreased by $53 million, or 57%, due to 9% lower generation and 67% lower average natural gas prices.

o	Coal costs — decreased by $39 million, or 38%, due to lower coal generation of 34% accounting for $33 million and lower prices accounting for $6 million.

o
Fuel risk management activities — gains of $22 million were recorded for the three months ending September 30, 2009. In the first quarter 2009, all NPNS coal contracts were discontinued and reclassified into mark-to-market accounting. The $22 million gain included $23 million of mark-to-market gains, largely associated with forward coal positions and $1 million in losses on settled transactions, or financial cost of energy. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

     These decreases were offset by:
•	Carbon emission expense — increased by $6 million due to the January 1, 2009, implementation of RGGI and the recognition of carbon compliance cost under this program.

Year-to-Date Results
Operating Income
     Operating income increased by $2 million for the nine months ended September 30, 2009, compared to the same period in 2008 due to:
•	Cost of energy — decreased by $292 million due to lower generation and fuel costs.
     This decrease was offset by:
•	Operating revenues — decreased by $276 million due to unfavorable energy revenues, other revenues and capacity revenues partially offset by a favorable impact from risk management activities.

•
Depreciation and amortization — increased by $11 million primarily due to depreciation from the 2009 baghouse projects at our Western New York coal plants and additional depreciation recognized in 2009 compared to 2008 from the June 2008 Cos Cob repowering project.

Operating Revenues
     Operating revenues decreased by $276 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•	Energy revenues — decreased by $490 million due to:
o
Energy prices — decreased by $231 million reflecting an average 40% decline in merchant energy prices. This decrease was partially offset by higher net contract revenues of $53 million driven by lower net costs incurred in meeting obligations under load serving contracts in the PJM market.

o
Generation — decreased by $312 million due to a 35% decrease in generation in 2009 compared to 2008, driven by a 36% decrease in coal generation and a 28% decrease in oil and gas generation. Coal generation in western New York declined 31% or 1,480,454 MWhs due to weak power prices that made the plants uneconomic to dispatch. Coal generation at the Indian River plant declined 44% or 1,257,936 MWhs due to a combination of weakened demand for power, low gas prices and higher cost of production from the introduction of RGGI resulting in increased hours where the units were uneconomic to dispatch. The Somerset plant experienced similar weakened demand and low gas prices, with generation down 79% or 408,435 MWh. The decline in oil and gas generation is attributable to fewer reliability run hours at the Norwalk plant and a higher maintenance work at the Arthur Kill plant in 2009.

•	Other revenues — decreased by $42 million due to $22 million from decreased activity in the trading of emission allowances and $17 million lower allocations of net physical gas sales.

•	Capacity revenues — decreased by $12 million due to lower capacity cash flow revenue in New York in 2009.
     These decreases were offset by:
•
Risk management activities — gains of $252 million were recorded for the nine months ending September 30, 2009, compared to losses of $16 million during the same period in 2008. The $252 million gain included $22 million of unrealized mark-to-market losses and $274 million in gains on settled transactions, or financial income, compared to $51 million in unrealized mark-to-market gains and $67 million in financial losses during the same period in 2008. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

Cost of Energy
•	Cost of energy decreased by $292 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to:
o	Natural gas and oil costs — decreased by $160 million, or 61%, due to 28% lower generation and 60% lower average natural gas prices.

o	Coal costs — decreased by $108 million, or 38%, due to lower coal generation of 36% accounting for $106 million and lower prices accounting for $2 million.

o
Fuel risk management activities — gains of $37 million were recorded for the nine months ended September 30, 2009. In the first quarter 2009, all NPNS coal contracts were discontinued and reclassified to mark-to-market accounting. The $37 million gain included $43 million of unrealized mark-to-market gains, largely associated with forward coal positions and $6 million in losses on settled transactions, or financial cost of energy. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

     These decreases were offset by:
o	Carbon emission expense — increased by $15 million due to the January 1, 2009, implementation of RGGI and the recognition of carbon compliance cost under this program.

     South Central Region
     For a discussion of the business profile of the South Central region, see pages 29-31 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2009	2008	Change%	2009	2008	Change%

Operating Revenues
Energy revenue	$90	$145	(38)%	$267	$375	(29)%
Capacity revenue	71	59	20	204	174	17
Risk management activities	(27)	24	N/A	(46)	14	N/A
Contract amortization	8	7	14	19	18	6
Other revenues	1	(1)	N/A	—	4	N/A

Total operating revenues	143	234	(39)	444	585	(24)
Operating Costs and Expenses
Cost of energy (including risk management activities)	122	156	(22)	324	360	(10)
Other operating expenses	27	25	8	76	80	(5)
Depreciation and amortization	16	16	—	50	50	—

Operating (Loss)/Income	$(22)	$37	(159)	$(6)	$95	(106)
MWh sold (in thousands)	3,243	3,383	(4)	9,204	9,448	(3)
MWh generated (in thousands)	2,727	2,828	(4)	7,819	8,469	(8)
Business Metrics
Average on-peak market power prices ($/MWh)	29.50	84.88	(65)	33.00	79.14	(58)
Cooling Degree Days, or CDDs (a)	952	1,027	(7)	1,540	1,577	(2)
CDD’s 30 year average	997	997	—	1,486	1,487	—
Heating Degree Days, or HDDs (a)	14	16	(13)%	2,108	2,239	(6)
HDD’ 30 year average	33	33	—	2,227	2,246	(1)%

(a)
National Oceanic and Atmospheric Administration-Climate Prediction Center - A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

Quarterly Results
     Operating income decreased by $59 million for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to:
•	Operating revenues — decreased by $91 million due to decreases in energy revenue and risk management activities offset by increased capacity revenue.

•	Cost of energy — decreased by $34 million due to lower purchased energy, fuel and transmission costs, offset by higher fuel risk management activities.

•	Other operating expenses — increased by $2 million due to higher maintenance expense offset by lower general and administrative costs.

Operating Revenues
     Operating revenues decreased by $91 million for the three months ended September 30, 2009, compared to the same period in 2008, due to:
•
Energy revenues — decreased by $55 million due to a $24 million decline in contract revenue coupled with a decrease of $31 million in merchant energy revenues. Total MWh sales to the region’s contract customers were down 7% while the average realized price on contract energy sales was $22.83 per MWh in 2009 compared to $29.19 per MWh in 2008. The decline in contract energy price was driven by a $7 million decrease in fuel cost pass through from the cooperatives. Also contributing to the decline in contract revenue was $17 million due to the expiration of a contract with a regional utility. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in a $31 million decline in revenue. Megawatt hours sold to the merchant market increased by 18% as increased use of the region’s tolled facility provided additional energy to the merchant market while prices fell by 61% to $54.52/MWh.

•
Risk management activities — losses of $27 million were recorded for the three months ending September 30, 2009, compared to gains of $24 million during the same period in 2008. The $27 million loss included $25 million of unrealized mark-to-market losses and $2 million in losses on settled transactions, or financial income, compared to $28 million in unrealized mark-to-market gains and $4 million in financial losses during the same period in 2008. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

•
Capacity revenues — capacity revenue increased by $12 million due to an $11 million increase from a new capacity agreement and a $1 million increase in capacity revenue from the region’s Rockford plants which dispatch into the PJM market.

Cost of Energy
     Cost of energy decreased by $34 million for the three months ended September 30, 2009, compared to the same period in 2008, due to:
•
Purchased energy — Total purchased energy and capacity decreased by $35 million. Purchased energy costs decreased by $35 million reflecting a 2% decrease in MWhs purchased and a 65% decrease in price reflecting lower fuel costs associated with energy from the region’s tolled facility and lower costs of market purchases.

•
Natural gas expense — decreased by $14 million reflecting an 88% decrease in gas generation and a 61% decrease in gas prices. The region’s gas facilities ran extensively to support transmission system stability following hurricane Gustav in September 2008.

•
Coal expense — decreased $2 million as cost per ton was $31.94 compared to $32.46 for the same period last year reflecting lower fuel transportation surcharges partially offset by increased transportation contract rates.

     These decreases were offset by:
•
Fuel risk management activities — losses of $17 million were recorded for the three months ending September 30, 2009. In the first quarter 2009, all NPNS coal contracts were discontinued and reclassified into mark-to-market accounting. The $17 million loss included $16 million of unrealized mark-to-market losses, largely associated with forward coal positions and $1 million in losses on settled transactions, or financial cost of energy. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expense increased by $2 million for the three months ended September 30, 2009, compared to the same period in 2008, due to:
•	Operations and maintenance expense — increased by $4 million because of work done on river docking facility used for barge unloading and expenditures in preparation for fall outages.

•	General and administrative expense — declined by $2 million due to lower corporate allocations as such costs are spread over a wider base following the Reliant Energy acquisition.
Year-to-Date Results
     Operating income decreased by $101 million for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to:
•	Operating revenues — decreased by $141 million due to decreases in energy revenue, risk management activities, and other revenue. These decreases were offset by an increase in capacity revenue.

•	Cost of energy — decreased by $36 million due to lower purchased energy, fuel and transmission costs, offset by higher fuel risk management activities.

•	Other operating expenses — decreased by $4 million because of lower general and administrative costs.
Operating Revenues
     Operating revenues decreased by $141 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•
Energy revenues — decreased by $108 million due to a $66 million decline in contract revenue coupled with a $42 million decrease in merchant energy revenues. Contract customer sales volumes were down 10% while the average realized price on contract energy sales was $23.04 per MWh in 2009 compared to $28.89 per MWh in 2008. The decline in contract energy price was driven by a $12 million decrease in fuel cost pass through to the cooperatives. Also contributing to the decline in contract revenue was $48 million due to the expiration of a contract with a regional utility. The expiration of the contract allowed more energy to be sold into the merchant market, but at lower average prices resulting in a $42 million decline in revenue. Megawatt hours sold to the merchant market increased by 41%, while prices fell by 50% to $52.10/MWh. Increased use of the region’s tolled facility provided additional energy to the merchant market.

•
Risk management activities — losses of $46 million were recorded for the nine months ending September 30, 2009, compared to gains of $14 million during the same period in 2008. The $46 million loss included $55 million of unrealized mark-to-market losses offset by $9 million in gains on settled transactions, or financial income, compared to $18 million in unrealized mark-to-market gains offset by $4 million in financial losses during the same period in 2008. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities

•	Other revenue — declined by $4 million due to $1 million in lower physical coal and natural gas sales and $3 million reduction in emission sales.
     These decreases were offset by:
•
Capacity revenues — increased by $30 million due to a $30 million increase from new capacity agreements with regional utilities and a $5 million increase in capacity revenue from the region’s Rockford plants which dispatch into the PJM market, offset by lower contract capacity revenue of $5 million.

Cost of Energy
     Cost of energy decreased by $36 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•
Purchased energy — decreased by $52 million while purchased capacity increased by $3 million. The lower purchased energy reflects lower fuel costs associated with the region’s tolled facility and lower market energy prices. The energy declines were offset by higher capacity payments of $3 million on tolled facilities.

•
Natural gas expense – decreased by $13 million reflecting a 32% decrease in gas generation and a 58% decrease in gas prices. The region’s gas facilities ran extensively to support transmission system stability following hurricane Gustav in September 2008.

•
Transmission expense — decreased by $5 million due to certain transmission line outages between electrical power regions which limited merchant energy volumes that would attract transmission costs as well as lower network interchange transmission costs associated with reduced contract customer energy volumes.

•	Coal expense — decreased $4 million as coal generation was down 7%, offset by a 5% increase in cost per ton.
     These decreases were offset by:
•
Fuel risk management activities — losses of $33 million were recorded for the nine months ending September 30, 2009. In the first quarter 2009, all NPNS coal contracts were discontinued and reclassified into mark-to-market accounting. The $33 million loss included $26 million of unrealized mark-to-market losses largely associated with forward coal positions and $7 million in losses on settled transactions, or financial cost of energy. Please refer to the consolidated Management’s Discussion and Analysis for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expense decreased by $4 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•	General and administrative expense — declined by $4 million due to lower corporate allocations as such costs are spread over a wider base following the Reliant Energy acquisition.

     West Region
     For a discussion of the business profile of the West region, see pages 31-33 of NRG Energy, Inc.’s 2008 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2009	2008	Change%	2009	2008	Change%

Operating Revenues
Energy revenue	$15	$12	25%	$22	$25	(12)%
Capacity revenue	33	28	18	93	97	(4)
Risk management activities	(9)	—	N/A	(6)	—	N/A
Other revenues	1	—	N/A	1	5	(80)

Total operating revenues	40	40	—	110	127	(13)
Operating Costs and Expenses
Cost of energy (including risk management activities)	10	11	(9)	17	25	(32)
Other operating expenses	15	14	7	61	52	17
Depreciation and amortization	2	2	—	6	6	—

Operating Income	$13	$13	—	$26	$44	(41)
MWh sold (in thousands)	569	534	7	921	1,002	(8)
MWh generated (in thousands)	569	534	7	921	1,002	(8)
Business Metrics
Average on-peak market power prices ($/MWh)	38.78	96.72	(60)	37.46	91.52	(59)
Cooling Degree Days, or CDDs (a)	741	687	8	885	893	(1)
CDD’s 30 year average	506	506	—	663	663	—
Heating Degree Days, or HDDs (a)	43	61	(30)%	1,923	2,157	(11)
HDD’s 30 year average	108	108	—	2,083	2,098	(1)%

(a)
National Oceanic and Atmospheric Administration-Climate Prediction Center - A CDD represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit in each region. An HDD represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit in each region. The CDDs/HDDs for a period of time are calculated by adding the CDDs/HDDs for each day during the period.

Quarterly Results
Operating Income
     Operating income was unchanged at $13 million for the three months ended September 30, 2009, compared to the same period in 2008.
Operating Revenues
     Operating revenues of $40 million for the three months ended September 30, 2009, were unchanged compared to the same period in 2008, due to:
•	Energy revenues — increased by $3 million primarily due to a 23% increase in generation in 2009 compared to 2008 offset by a 7% decrease in merchant energy prices.

•	Capacity revenues — increased by $5 million primarily due to additional resource adequacy contract sales at El Segundo in 2009 compared to 2008.

•	Other revenues — increased by $1 million due to an increase in ancillary services revenue.

•
Risk management activities — losses of $9 million were recorded during the quarter including $6 million of unrealized mark-to-market losses and $3 million in realized losses on settled transactions. There was no risk management activity in 2008. For further discussion of the Company’s risk management activities, see Consolidated Results of Operations.

Year-to-Date Results
     Operating income decreased by $18 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to decreases in capacity revenue, energy revenue, risk management activity revenue and other revenues.
Operating Revenues
     Operating revenues decreased by $17 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•
Capacity revenues — decreased by $4 million primarily due to expiration of a two year tolling agreement at the El Segundo facility in April 2008, which was replaced by resource adequacy and capacity contracts at lower prices.

•	Energy revenues — decreased by $3 million primarily due to a 19% decrease in merchant prices in 2009 compared to 2008; offset by a 6% increase in merchant generation in 2009 compared to 2008.

•	Other revenue — decreased by $4 million primarily due to lower emission allowance sales partially offset by an increase in ancillary services revenue.

•
Risk management activities — realized losses of $6 million on settled transactions were recognized during the period. There was no risk management activity in 2008. For further discussion of the Company’s risk management activities, see Consolidated Results of Operations.

Cost of Energy and Other Operating Expenses
     Cost of energy and other operating expenses increased by $1 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to:
•
Cost of energy — decreased by $8 million due to a 43% decline in average natural gas prices per MMBtu. This decrease was partially offset by a 7% increase in natural gas consumption and a $2 million increase in fuel oil expense.

•	Other operating expenses — increased by $9 million due to higher maintenance expense associated with a major overhaul at El Segundo and higher maintenance at Long Beach.

Liquidity and Capital Resources
Liquidity Position
     As of September 30, 2009, and December 31, 2008, NRG’s liquidity, excluding collateral received, was approximately $3.9 billion and $3.4 billion, respectively, and comprised of the following:

	September 30,	December 31,
(In millions)	2009	2008

Cash and cash equivalents	$2,250	$1,494
Funds deposited by counterparties	293	754
Restricted cash	26	16

Total cash	2,569	2,264
Synthetic Letter of Credit Facility availability	756	860
Revolver Credit Facility availability	904	1,000

Total liquidity	4,229	4,124
Less: Funds deposited as collateral by hedge counterparties	(293)	(760)

Total liquidity, excluding collateral received	$3,936	$3,364

     For the nine months ended September 30, 2009, total liquidity, excluding collateral received, increased by $572 million due to a higher cash balance of $756 million, partially offset by decreased availability of the Synthetic Letter of Credit Facility and the Revolving Credit Facility of $104 million and $96 million, respectively. Changes in cash balances are further discussed below under the heading Cash Flow Discussion. Cash and cash equivalents and funds deposited by counterparties at September 30, 2009, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
     The line item “Funds deposited by counterparties” represents the amounts that are held by NRG as a result of collateral posting obligations from our counterparties due to positions in our hedging program. These amounts are segregated into separate accounts that are not contractually restricted but, based on the Company’s intention, are not available for the payment of NRG’s general corporate obligations. Depending on market fluctuation and the settlement of the underlying contracts, the Company will refund this collateral to the counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and the Company cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on the Company’s balance sheet, with an offsetting liability for this cash collateral received within current liabilities. The decrease in these amounts from December 31, 2008 was due to cash collateral moved from NRG to Merrill Lynch in connection with novations under the CSRA (see Note 4, Business Acquisition, to this Form 10-Q), offset by an increase of in-the-money positions as a result of decreasing forward prices.
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
Financing Arrangements
Senior Credit Facility
     As of September 30, 2009, NRG had a Senior Credit Facility which is comprised of a senior first priority secured term loan, or the Term Loan Facility, a $1.0 billion senior first priority secured revolving credit facility, or the Revolving Credit Facility, and a $1.3 billion senior first priority secured synthetic letter of credit facility, or the Synthetic Letter of Credit Facility. The Senior Credit Facility was last amended on June 8, 2007. On July 23, 2009, Moody’s upgraded the Senior Credit Facility to Baa3 due to the underlying value that the capital structure provides to secured creditors. As of September 30, 2009, NRG had issued $544 million of letters of credit under the Synthetic Letter of Credit Facility, leaving $756 million available for future issuances. Under the Revolving Credit Facility, as of September 30, 2009, NRG had issued a letter of credit of $96 million of which $59 million supports the tax exempt bonds issued by Dunkirk Power LLC as described in Note 8, Long-Term Debt, to this Form 10-Q.

2019 Senior Notes
     On June 5, 2009, NRG completed the issuance of $700 million aggregate principal amount of 8.5% Senior Notes due 2019, or 2019 Senior Notes as described in Note 8, Long-Term Debt, to this Form 10-Q. The Company used a portion of the net proceeds of $678 million to facilitate the early termination of NRG’s obligations pursuant to the CSRA Amendment, which became effective October 5, 2009. Net proceeds in excess of this amount are available for general corporate purposes. See further discussion of the CSRA Amendment in Note 20, Subsequent Event, to this Form 10-Q.
Merrill Lynch Credit Sleeve Facility
      As of September 30, 2009, Merrill Lynch, through the CSRA with NRG, provided the Company with $163 million in credit support (includes cash collateral posted by counterparties and Reliant Energy as an offset to exposure) that significantly reduced the liquidity requirements and substantially eliminated collateral postings for Reliant Energy. See discussion in Note 4, Business Acquisition, to this Form 10-Q, regarding the CSRA as a result of the acquisition of Reliant Energy on May 1, 2009. Effective October 5, 2009, the Company executed the CSRA Amendment. In connection with this transaction, the Company posted $366 million of cash collateral to Merrill Lynch and other counterparties, returned $53 million of counterparty collateral, issued $206 million of letters of credit, and received $45 million of counterparty collateral. In addition, Merrill Lynch returned $250 million of previously posted cash collateral, and released liens on $322 million of unrestricted cash held by Reliant Energy. See further discussion of the CSRA Amendment in Note 20, Subsequent Event, to this Form 10-Q.
TANE Facility
     On February 24, 2009, NINA executed an EPC agreement with TANE, which specifies the terms under which STP Units 3 and 4 will be constructed. Concurrent with the execution of the EPC agreement, NINA and TANE entered into the TANE Facility wherein TANE has committed up to $500 million to finance purchases of long-lead materials and equipment for the construction of STP Units 3 and 4. The TANE Facility matures on February 24, 2012, subject to two renewal periods, and provides for customary events of default, which include, among others: nonpayment of principal or interest; default under other indebtedness; the rendering of judgments; and certain events of bankruptcy or insolvency. Outstanding borrowings will accrue interest at LIBOR plus 3%, subject to a ratings grid, and are secured by substantially all of the assets of and membership interests in NINA and its subsidiaries. As of September 30, 2009, no amounts had been borrowed under the TANE Facility.
Dunkirk Power LLC Tax-Exempt Bonds
     On April 15, 2009, NRG executed a $59 million tax-exempt bond financing through its wholly-owned subsidiary, Dunkirk Power LLC. The bonds were issued by the County of Chautauqua Industrial Development Agency and will be used for construction of emission control equipment on the Dunkirk Generating Station in Dunkirk, NY. The bonds initially bear weekly interest based on the Securities Industry and Financial Markets Association, or SIFMA, rate, have a maturity date of April 1, 2042, and are enhanced by a letter of credit under the Company’s Revolving Credit Facility covering amounts drawn on the facility. The proceeds received through September 30, 2009, were $38 million with the remaining balance being released over time as construction costs are paid.
GenConn Energy LLC related financings
     In April 2009, a wholly-owned subsidiary of NRG executed an equity bridge loan facility, or EBL, in the amount of $121.5 million from a syndicate of banks. The purpose of the EBL is to fund the Company’s proportionate share of the project construction costs required to be contributed into GenConn Energy LLC, or GenConn, a 50% equity method investment of the Company. The EBL, which is fully collateralized with a letter of credit issued under the Company’s Synthetic Letter of Credit Facility covering amounts drawn on the facility, will bear interest at a rate of LIBOR plus 2% on drawn amounts. The EBL will mature on the earlier of the commercial operations date of the Middletown project or July 26, 2011. The EBL also requires mandatory prepayment of the portion of the loan utilized to pay costs of the Devon project, of approximately $56 million, on the earlier of Devon’s commercial operations date or January 27, 2011. The proceeds of the EBL received through September 30, 2009, were $88 million and the remaining amounts will be drawn as necessary to fund construction costs.
     In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a 7-year term loan facility, and also entered into a 5-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the revolving facility. In August 2009, GenConn began to draw under the GenConn Facility to cover costs related to the Devon project and as of September 30, 2009, has drawn $19 million.

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
     The Company’s lien counterparties may have a claim on its assets to the extent market prices exceed the hedged price. As of September 30, 2009, and October 22, 2009, all hedges under the first and second liens were in-the-money on a counterparty aggregate basis.
     The following table summarizes the amount of MWs hedged against the Company’s baseload assets and as a percentage relative to the Company’s forecasted baseload capacity under the first and second lien structure as of October 22, 2009:

Equivalent Net Sales Secured by First and Second Lien Structure (a)	2009	2010	2011	2012	2013

In MW (b)	3,617	3,963	3,060	1,610	793
As a percentage of total forecasted baseload capacity (c)	52%	58%	45%	24%	12%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.
(b)	2009 MW value consists of November through December positions only.
(c)	Forecasted baseload capacity under the first and second lien structure represents 80% of the Company’s total baseload assets.
Asset Sales — Disposition of MIBRAG Investment
     MIBRAG — On June 10, 2009, NRG completed the sale of its 50% ownership interest in Mibrag B.V. to a consortium of Severoćeské doly Chomutov, a member of the CEZ Group, and J&T Group. Mibrag B.V.’s principal holding is MIBRAG, which is jointly owned by NRG and URS Corporation. As part of the transaction, URS Corporation also entered into an agreement to sell its 50% stake in MIBRAG.
     For its share, NRG received EUR 203 million ($284 million at an exchange rate of 1.40 U.S.$/EUR), net of transaction costs. During the nine months ended September 30, 2009, NRG recognized a pre-tax gain of $128 million. Prior to completion of the sale, NRG continued to record its share of MIBRAG’s operations to “Equity in earnings of unconsolidated affiliates.”
     In connection with the transaction, NRG entered into a foreign currency forward contract to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract had a fixed exchange rate of 1.277 and required NRG to deliver EUR 200 million in exchange for $255 million on June 15, 2009. For the nine months ended September 30, 2009, NRG recorded an exchange loss of $24 million on the contract within “Other (loss)/income, net.”
USES OF FUNDS
     The Company’s requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) commercial operations activities; (ii) debt service obligations; (iii) capital expenditures including RepoweringNRG and environmental; and (iv) corporate financial transactions including return of capital to shareholders.
Commercial Operations
     NRG’s commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) initial collateral required to establish trading relationships; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of September 30, 2009, commercial operations had total cash collateral outstanding of $222 million, and $345 million outstanding in letters of credit to third parties primarily to support its economic hedging activities. As of September 30, 2009, total collateral held from counterparties was $293 million and $19 million of letters of credit. These collateral amounts do not include collateral postings by Merrill Lynch under the CSRA.

     Upon execution of the CSRA Amendment, effective October 5, 2009, the Company is required to post collateral for any net liability derivatives, and other static margin associated with supply for Reliant Energy.
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
     As of September 30, 2009, NRG had issued approximately $5.4 billion in aggregate principal amount of unsecured high yield notes, or Senior Notes, had approximately $2.4 billion in principal amount outstanding under the Term Loan Facility, and had issued $544 million of letters of credit under the Company’s $1.3 billion Synthetic Letter of Credit Facility and $96 million of letters of credit under the Company’s Revolving Credit Facility. The Revolving Credit Facility matures on February 2, 2011, and the Synthetic Letter of Credit Facility matures on February 1, 2013.
     As of September 30, 2009, the Company’s CSF I and CSF II subsidiaries had outstanding notes and preferred interests classified as debt that matured in two tranches: $143 million for CSF II in October 2009, plus accrued interest and the balance of $190 million for CSF I in June 2010, plus accrued interest. On October 9, 2009, NRG commenced the process of unwinding the CSF II Debt, making a $181.4 million capital contribution to a CSF II cash account, effectively restricting the cash for the benefit of CS. On October 13, 2009, CS began the process of unwinding their hedges in connection with the CSF II structure, which they are required to complete by November 24, 2009. Once complete, CS is scheduled to return 5,400,000 shares of NRG common stock borrowed under the Share Lending Agreements, and release 9,528,930 common shares held as collateral for the CSF II Debt, and the Company will remit payment to CS of the $181.4 million outstanding principal and interest. The CSF II Debt contains an embedded derivative feature, or CFS II CAGR, which requires NRG to pay CS at maturity, either in cash or stock at NRG’s option, the excess of NRG’s then current stock price over a Threshold Price of $40.80 per share. On November 24, 2009, the CSF II CAGR will also be evaluated to determine whether any payment is due to CS, at which point the CSF II CAGR will expire.
Capital Expenditures
     For the nine months ended September 30, 2009, the Company’s capital expenditures, including accruals, were approximately $556 million, of which $272 million was related to RepoweringNRG projects. The following table summarizes the Company’s capital expenditures for the nine months ended September 30, 2009, and the estimated capital expenditure and repowering investments forecast for the remainder of 2009.

(In millions)	Maintenance	Environmental	Repowering	Total

Northeast	$22	$119	$5	$146
Texas	112	—	134	246
South Central	3	—	—	3
West	3	—	2	5
Reliant Energy	14	—	—	14
Nuclear development	—	—	130	130
Other	11	—	1	12

Total	$165	$119	$272	$556

Estimated capital expenditures for the remainder of 2009	$117	$76	$73	$266

     RepoweringNRG capital expenditures and investments — RepoweringNRG project capital expenditures consisted of approximately $104 million related to the Company’s Langford wind farm project which is currently under construction. In addition, the Company’s RepoweringNRG capital expenditures included $29 million for the construction of Cedar Bayou Unit 4 in Texas and $130 million for the development of STP Units 3 and 4 in Texas.
     The Company’s estimated repowering capital expenditures for the remainder of 2009 are expected to be approximately $73 million. Of this amount, $58 million is estimated for STP Units 3 and 4 without giving effect to any partner contributions or potential equity sell down and approximately $10 million to complete the construction of the Langford wind farm.

     Major maintenance and environmental capital expenditures — The Company’s baghouse projects at western New York facilities resulted in environmental capital expenditures of $104 million for the nine months ended September 30, 2009. In addition, the Company’s maintenance capital expenditures were $165 million, of which $112 million was primarily related to the Texas region’s assets which included approximately $38 million in nuclear fuel expenditures related STP units 1 and 2.
     NRG anticipates funding its maintenance capital projects primarily with funds generated from operating activities. In addition, on April 15, 2009, the Company executed a $59 million tax-exempt bond financing through its wholly-owned subsidiary, Dunkirk Power LLC, with the bonds issued by the County of Chautauqua Industrial Development Agency. These funds are expected to fund environmental capital expenditures at the Dunkirk Generating facility.
     Loans to affiliates — The Company had funded approximately $48 million in interest bearing loans to GenConn Energy LLC, a 50/50 joint venture vehicle of NRG and the United Illuminating Company as part of the Devon and Middletown plant repowering projects prior to the closing of the EBL and GenConn Facility. As of September 30, 2009, these loans were repaid with proceeds from the EBL financing. Subsequent to the financing, the equity portion of construction costs for GenConn are funded through the EBLs of NRG Connecticut Peaking and United Illuminating. These funds are made available to GenConn through convertible interest bearing promissory notes that convert to equity upon repayment of the EBL loans by NRG Connecticut Peaking and United Illuminating. As of September 30, 2009, there was $88 million was outstanding under the loan from NRG Connecticut Peaking.
Environmental Capital Expenditures
     Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures from 2010 through 2013 to meet NRG’s environmental commitments will be approximately $900 million and are primarily associated with controls on the Company’s Big Cajun and Indian River facilities. These capital expenditures, in general, are related to installation of particulate, SO2, NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under the Phase II 316(b) Rule. NRG continues to explore cost effective alternatives that can achieve desired results. This estimate reflects anticipated schedules and controls related to CAIR, MACT for mercury, and the Phase II 316(b) rule which are under remand to the U.S. EPA and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.
Capital Allocation
     In addition to the aforementioned planned investments in maintenance and environmental capital expenditures and RepoweringNRG in 2009, and the 2009 repayment of Term Loan Facility debt to the first lien lenders, the Company’s Capital Allocation Plan includes the completion of the 2008 Capital Allocation Plan with the planned purchase of $30 million of common stock as well as the purchase of an additional $300 million in common stock under the previously announced 2009 Capital Allocation Plan. In July 2009, as part of the Company’s 2009 Capital Allocation Program, the Board of Directors approved an increase to the Company’s previously authorized common share repurchases under its capital allocation plan from the existing $330 million to $500 million. The Company’s repurchases during the period ended September 30, 2009, were approximately $250 million. NRG intends to complete its $500 million of share repurchases by the end of 2009, subject to market prices, financial restrictions under the Company’s debt facilities, and as permitted by securities laws.
Preferred Stock Dividend Payments
     For the nine months ended September 30, 2009, NRG paid approximately $6 million, $13 million, and $8 million in dividend payments to holders of the Company’s 5.75%, 4%, and 3.625% Preferred Stock, respectively. On March 16, 2009, the outstanding shares of the 5.75% Preferred Stock converted into common stock and, as a result, there will be no further dividends paid with respect to this series of preferred stock.
Benefit Plans Obligations
     As of September 30, 2009, NRG contributed $22 million towards its three defined benefit pension plans to meet the Company’s 2009 benefit obligation. The Company’s expected contribution to the plans is $5 million during the remainder of 2009. The total 2009 planned contribution of $27 million is a decrease of $33 million from the expected contributions as disclosed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This decrease in the 2009 expected contributions is due to the adoption by the Company in March 2009 of the new funding method options now available. The new methods were made allowable under new IRS guidance on the application of recent Congressional legislation on funding requirements.

Reliant Energy Customer Deposits
     Changes in the Texas law will require customer deposits and advance payments to be held in a segregated cash account on or before May 21, 2010. The amount of deposits subject to segregation at September 30, 2009, was approximately $56 million.
Cash Flow Discussion
     The following table reflects the changes in cash flows for the comparative years; all cash flow categories include the cash flows from both continuing operations and discontinued operations:

(In millions)
Nine months ended September 30,	2009	2008	Change

Net cash provided by operating activities	$1,280	$1,086	$194
Net cash used by investing activities	(727)	(332)	(395)
Net cash provided by/(used by) financing activities	200	(446)	646

Net Cash Provided By Operating Activities
     For the nine months ended September 30, 2009, net cash provided by operating activities increased by $194 million compared to the same period in 2008, due to:
•
Cash generated by Reliant Energy — Reliant Energy contributed approximately $370 million to the Company’s consolidated cash flow from operations in 2009, primarily reflecting $807 million in pre-tax income since the May 1, 2009, acquisition date. This contribution from pre-tax income was offset by $250 million in collateral postings to satisfy obligations under the CSRA. In addition, a seasonal increase in accounts receivable of $174 million and a $68 million decrease in accrued expenses and other current liabilities also negatively impacted Reliant Energy’s cash flow from operations.

•
Lower cash flows from Wholesale Power Generation — The Company’s cash flow from operation excluding Reliant Energy was lower by approximately $176 million in 2009 compared to 2008, as drops in generation and power prices impacted results from operation. In addition, $15 million more cash was used for working capital in 2009 compared to 2008, as higher coal inventory balances were partially offset by $35 million lower pension contributions. The reductions to cash flows were partially offset by the return of collateral deposits from the settlement of gas options during the first quarter of 2009 which resulted in a $97 million net inflow of cash.

Net Cash Used By Investing Activities
     For the nine months ended September 30, 2009, net cash used in investing activities increased by $395 million compared to the same period in 2008, due to:
•
Acquisition of Reliant Energy — During the nine months ended September 30, 2009, the Company paid $356 million, net of cash acquired of $6 million, towards its acquisition of Reliant Energy. This amount was comprised of approximately $288 million paid at closing, as well as $63 million paid on June 11, 2009, and $11 million paid on July 24, 2009, as initial remittances of the acquired working capital to RRI.

•	Trading of emission allowances — Net purchases and sales of emission allowances resulted in a decrease in cash of $117 million for 2009 as compared to 2008.

•
Proceeds from sale of equity method investment and discontinued operations — Net proceeds from investing activities increased by $43 million in 2009 as compared to 2008 due to the sale of MIBRAG in June 2009 for net proceeds of $284 and the sale of ITISA for proceeds, net of divested cash, of $241 million in the first half of 2008.

•
Capital expenditures and loans to affiliates — NRG’s capital expenditures decreased by $89 million due to decreased spending on RepoweringNRG projects. Loans to affiliates increased by $37 million in 2009 as compared to 2008.

Net Cash Provided By/Used By Financing Activities
     For the nine months ended September 30, 2009, net cash provided by financing activities increased by $646 million compared to 2008, due to:
•
Issuance of debt — During 2009, the Company received $25 million from the draw under the Reliant Energy working capital facility with Merrill Lynch, $38 million from the Dunkirk bonds, $88 million in GenConn financings and $688 million in gross proceeds from the 2019 Senior Notes. During 2008, the Company received $20 million in proceeds from borrowings.

•
Deferred financing costs — During 2009, the Company paid deferred financing costs of $15 million related to the Reliant Energy CSRA, $10 million related to the 2019 Senior Notes, and $2 million related to the Dunkirk bonds and the Reliant Energy working capital facility.

•
Term Loan Facility debt payment — In 2009, the Company paid down $221 million of its Term Loan Facility, including the payment of excess cash flow, as discussed above under Debt Service Obligations. The Company paid down $166 million of its Term Loan Facility during 2008 which resulted in a net cash decrease of $55 million.

•	Share repurchase — During 2009, the Company repurchased common stock of $250 million as compared to $185 million in 2008, which resulted in a net cash decrease of $65 million.

•
Net payments to settle acquired derivatives that include financing elements— In 2009, the Company paid a net of $140 million for the settlement of gas swaps related to Reliant Energy and Texas Genco compared to a payment of $49 million for 2008 related to Texas Genco for a net decrease in cash of $91 million.

•
Payment for CSF I CAGR settlement — In August 2008, the Company paid $45 million to CS for the benefit of CSF I to early settle the embedded derivative in the Company’s CSF I notes and preferred interests.

•	Exercise of stock options — During 2009, the Company received proceeds of $1 million from the exercise of stock options as compared to $8 million for 2008.

•
Preferred dividends — During the nine months ended September 30, 2009, dividends payments on preferred stock decreased by $14 million as compared to the same period in 2008 due to the conversion of the 5.75% preferred stock in the fourth quarter of 2008 and for the period ended September 30, 2009.

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC-740, Income Taxes, or ASC 740
     As of September 30, 2009, the Company had generated total domestic pre-tax book income of $1,371 million and foreign continuing pre-tax book income of $151 million. The Company has net operating losses for tax return purposes that have been classified as capital loss carryforwards for financial statement purposes and for which a full valuation allowance has been established. In addition, NRG has cumulative foreign NOL carryforwards of $290 million, of which $83 million will expire starting in 2011 through 2018 and of which $207 million do not have an expiration date. As a result of the Company’s tax position, and based on current forecasts, the Company anticipates income tax payments of up to $75 million during 2009.
     However, as the position remains uncertain, the Company has recorded a non-current tax liability of $688 million. The $688 million non-current tax liability for unrecognized tax benefits is due to taxable earnings for which there are no NOLs available to offset for financial statement purposes.
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
     The 2009 FORNRG goal is a 20 basis point improvement in ROIC which corresponds to approximately $30 million in cash flow. As of September 30, 2009, the Company has exceeded its 2009 goal with a 29.5 basis point improvement in ROIC, which is equivalent to approximately $44 million in cash flows. The performance of the plants coupled with strategic projects undertaken by corporate functions is evidenced in the overall corporate performance.
Nuclear Innovation North America
     NINA is an NRG subsidiary focused on marketing, siting, developing, financing and investing in new advanced design nuclear projects in select markets across North America, including the planned STP Units 3 and 4 that NRG is developing on a 50/50 basis with City of San Antonio’s agent City Public Service Board of San Antonio, or CPS Energy, at the STP nuclear power station site. TANE, a wholly-owned subsidiary of Toshiba Corporation, owns a non-controlling interest in NINA. On May 1, 2009, TANE made the second of its scheduled $50 million contributions to NINA.
     The Department of Energy, or DOE, has confirmed that STP Units 3 and 4 is one of four projects selected for further due diligence and negotiation leading to a conditional commitment under the DOE loan guarantee program. NINA will now begin discussions with the DOE on the specific terms and amount to be loaned for the project. NRG believes DOE loan guarantee support is critical to new nuclear development projects. In addition to U.S. loan guarantees, NINA is seeking to diversify financing by actively pursuing additional loan guarantees through the Japanese government. Due diligence by Japanese financing agencies is in progress and represents an important step in Japanese loan support.
     On February 24, 2009, NINA executed an EPC agreement with TANE to build the STP expansion. The EPC agreement is structured so as to assure that the new plant is constructed on time, on budget and to exacting standards. In accordance with the EPC agreement, TANE will provide engineering and development services prior to Full Notice to Proceed, or FNTP, on a time and materials basis. Upon the NSR approval of the STP Units 3 and 4 combined license and the owners decision to issue the FNTP, the EPC converts to a lump-sum turnkey contract with customary warranties, performance and schedule guarantees, and liquidated damage provisions. TANE’s obligations are backed by a guaranty from its ultimate parent, the Toshiba Corporation. Concurrent with the execution of the EPC agreement, NINA entered into a $500 million credit facility with TANE to finance the cost of material and equipment commitments prior to FNTP for STP Units 3 and 4.
     In light of the progress made by the project in terms of regulatory schedule, DOE loan guarantee process, and the conclusion of the EPC agreement, NINA has initiated a partial sell down process in the STP expansion. NINA has Memorandums of Understanding with a mix of investment grade rated load serving entities and industrial customers for all offtake from NINA’s anticipated 40% ownership interest in STP Units 3 and 4’s generation. Currently, NINA and CPS Energy each own 50% of the 2,700 megawatt planned expansion of the South Texas Project nuclear facility. After the sell down, it is expected that each would own 40% and a new owner(s) would have a 20% equity interest although other ownership outcomes may arise. The ownership interests of STP Units 1 and 2 (NRG 44%, CPS Energy 40% and Austin Energy 16%) are not affected by this proposed sale.
     A request to intervene in the Combined License, or COL, proceeding was submitted by several individuals and public interest groups on April 21, 2009. An Atomic Licensing and Safety Board, or Licensing Board, heard oral arguments on the Petitioner’s request for a hearing on June 23, 2009, and June 24, 2009, in Bay City, Texas. On August 27, 2009, and September 29, 2009, the Licensing Board of the United States Nuclear Regulatory Commission, or NRC, issued its decision on the petition to intervene in the COL proceeding for STP Units 3 and 4. Of the 28 contentions submitted by the Petitioner’s, the Licensing Board rejected 23 and admitted a portion of five contentions. The Licensing Board’s decision to admit a contention represents a procedural ruling only. The ruling does not reflect any decision on the merits of any admitted contention by the Licensing Board. NINA will continue to defend its position against the admitted contentions in future hearings.

     On October 22, 2009, NINA amended its revolving credit agreement with the Royal Bank of Scotland PLC, or RBS. The amended agreement allows for NINA to have borrowings outstanding on both its RBS facility and its TANE facility. Under the new agreement NINA will be required to repay all outstanding balances on the RBS facility by March 31, 2010.
Agreement with eSolar
     On June 1, 2009, NRG completed an agreement with eSolar, a leading provider of modular, scalable solar thermal power technology, to acquire the development rights for solar thermal power plants at sites in California and the Southwest. The agreement currently contemplates up to 465 MW of solar thermal development. The first plant is anticipated to begin producing electricity as early as 2011, subject to certain technology demonstration milestones being pursued by eSolar and successful financial closing in 2010.  At the closing with eSolar, NRG invested approximately $5 million for an equity interest in eSolar and $5 million for deposits and land purchase options associated with development rights for three projects on sites in south central California and the Southwest U.S. as well as a portfolio of PPAs to develop, build, own and operate up to 10 eSolar modular solar generating units at these sites.  These development assets will use eSolar’s concentrating solar power, or CSP, technology to sell renewable electricity under contracted PPAs with local utilities.
     NRG has three projects in various stages of development: NRG New Mexico SunTower, Alpine SunTower and Desert View SunTower.  While each of these projects has an anticipated commercial operation date, the development of these projects are subject to certain conditions and milestones which may effect the Company’s decision to pursue further development of these projects.
RepoweringNRG Update
     Currently, NRG has several projects in varying stages of development that include the following: a solar project with the City of Houston, a biomass project at the Montville Generating Station, a new generating unit at the Limestone power station and the repowering of Big Cajun I, Encina and El Segundo sites. The following is a summary of repowering projects that are under construction. In addition, NRG continues to participate in active bids in response to requests for proposals in markets in which it operates.
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
Plants under Construction
     GenConn Energy LLC — In a procurement process conducted by the Department of Public Utility Control, or DPUC, and finalized in 2008, GenConn Energy, a 50/50 joint venture of NRG and The United Illuminating Company, secured contracts in 2008 with Connecticut Light & Power, or CL&P, for the construction and operation of two 200 MW peaking facilities, at NRG’s Devon and Middletown sites in Connecticut. The contracts, which are structured as contracts for differences for the operation of the new power plants, have a 30-year term and call for commercial operation of the Devon project by June 1, 2010, and the Middletown project by June 1, 2011. GenConn has secured all state permits required for the projects and has entered into contracts for engineering, construction and procurement of the eight GE LM6000 combustion turbines required for the projects. Construction has begun at the Devon facility while site demolition has begun at the Middletown location.
     On April 27, 2009, GenConn Energy closed on $534 million of project financing related to these projects. The project financing includes a seven-year project backed term loan and a five year working capital facility which together total $291 million. In addition, NRG and United Illuminating have each closed an equity bridge loan of $121.5 million, which together total $243 million. NRG is funding its share of costs related to these projects via year to date draw downs on the equity bridge loan of $88 million as of September 30, 2009. In August 2009, GenConn began to draw on the project financing facility to cover costs related to the Devon project.

      Langford Wind Project — On March 16, 2009, NRG, through its wholly-owned subsidiary, Padoma Wind Power LLC, began construction on a 150 MW wind farm located in Tom Green, Irion, and Schleicher Counties, Texas. The Langford Wind Project will utilize 100 General Electric 1.5 MW wind turbines. The project is scheduled to reach commercial operation by the end of 2009 and is expected to be eligible to qualify for a cash grant from the Department of Treasury.
Off-Balance Sheet Arrangements
     Obligations under Certain Guarantee Contracts
     NRG and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. See Note 18, Guarantees, to this Form 10-Q for additional discussion.
     See discussion in Note 4, Business Acquisition, to this Form 10-Q, regarding the CSRA as a result of the acquisition of Reliant Energy on May 1, 2009.
     Retained or Contingent Interests
     NRG does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
     Derivative Instrument Obligations
     The Company’s 3.625% Preferred Stock includes a feature which is considered an embedded derivative per ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of September 30, 2009, based on the Company’s stock price, the embedded derivative was out-of-the-money and had no redemption value.
     The Company’s unrestricted wholly-owned subsidiary, CSF II, has outstanding notes and preferred interests that contain a feature considered an embedded derivative as defined in ASC 815. Although it is considered a derivative, it is exempt from derivative accounting as it is excluded from the scope of ASC 815. As of September 30, 2009, based on the Company’s stock price, the CSF II embedded derivative was out-of-the-money and had no redemption value.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
     Variable Interest in Equity Investments — As of September 30, 2009, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. One of these investments, GenConn, is a variable interest entity for which NRG is not the primary beneficiary.
     NRG’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $77 million as of September 30, 2009. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG.
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
Contractual Obligations and Commercial Commitments
     NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s Form 10-K. Also see Note 15, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the nine months ended September 30, 2009.

Critical Accounting Policies and Estimates
     NRG’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles, or GAAP, requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects and legal and regulatory challenges. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.
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
     In connection with the Reliant Energy acquisition, the Company will record additional intangible assets. See Note 4, Business Acquisition, to this Form 10-Q. In addition, accrued unbilled revenues related to the Reliant Energy segment are critical accounting estimates as volumes are not precisely known at the end of each reporting period and the revenue amounts are material. Accrued unbilled revenues were $321 million as of September 30, 2009, which represents 5% of the Company’s consolidated revenues for the nine months ended September 30, 2009, and 11% of Reliant Energy’s revenues for the period ended September 30, 2009. Accrued unbilled revenues are based on Reliant Energy’s estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed.

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
     NRG uses a diversified VaR model to calculate an estimate of the potential loss in the fair value of the Company’s energy assets and liabilities, which includes generation assets, load obligations, and bilateral physical and financial transactions. The key assumptions for the Company’s diversified model include: (i) a lognormal distribution of prices; (ii) a one-day holding period; (iii) a 95% confidence interval; (iv) a rolling 36-month forward looking period; and (v) market implied volatilities and historical price correlations.
     As of September 30, 2009, the VaR for NRG’s commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the diversified VaR model was $53 million. The inclusion of the Reliant Energy retail portfolio, comprised of contracted load and related supply, did not materially affect the VaR measure as the portfolio is currently hedged.

     The following table summarizes average, maximum and minimum VaR for NRG for the three and nine months ended September 30, 2009, and 2008:

(In millions)
VAR	2009	2008

Three months ended September 30:	$53	$51
Average	49	48
Maximum	55	62
Minimum	42	35

Nine months ended September 30:	$53	$51
Average	42	50
Maximum	55	65
Minimum	28	35

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
     In order to provide additional information for comparative purposes to NRG’s peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of September 30, 2009, for the entire term of these instruments entered into for both asset management and trading, was approximately $26 million primarily driven by asset-backed transactions.
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
     In May 2009, NRG entered into a series of forward-starting interest rate swaps. These interest rate swaps become effective on April 1, 2011, and are intended to hedge the risks associated with floating interest rates. For each of the interest rate swaps, the Company will pay its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives the monthly equivalent of a floating interest payment based on a 1-month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparties are made monthly and the LIBOR is determined in advance of each interest period. The total notional amount of these swaps is $900 million. The swaps mature on February 1, 2013.
     As of September 30, 2009, the Company had various interest rate swap agreements with notional amounts totaling approximately $3.3 billion. If the swaps had been discontinued on September 30, 2009, the Company would have owed the counterparties approximately $124 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
     NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of September 30, 2009, a 1% change in interest rates would result in a $11 million change in interest expense on a rolling twelve month basis.
     As of September 30, 2009, the Company’s long-term debt fair value was $8.4 billion and the carrying amount was $8.6 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt by $435 million.

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
     Based on a sensitivity analysis for power and gas positions under marginable contracts excluding all non-affiliate third party positions under the CSRA, a $1 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $73 million as of September 30, 2009, and a 0.25 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $53 million as of September 30, 2009. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2009.
     With the CSRA Amendment, effective October 5, 2009, based on a sensitivity analysis for power and gas positions under marginable contracts, a $1 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $164 million, and a $0.25 MMBtu/MWh change in heat rate positions would result in a change in margin collateral posted of approximately $69 million. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of October 5, 2009.
     Under the second lien, NRG is required to post certain letters of credit as credit support for changes in commodity prices. As of September 30, 2009, no letters of credit are outstanding to second lien counterparties. With changes in commodity prices, the letters of credit could grow to $87 million, the cap under the agreements.
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
     Since the credit crisis began in late 2008, the Company has taken several additional steps to mitigate credit risk including the use of netting arrangements, entering contracts with collateral thresholds, setting volumetric limits with certain counterparties and restricting trading relationships with counterparties where exposure was high or where credit quality of the counterparty had deteriorated. NRG avoids concentration of counterparties whenever possible and applies credit policies that include an evaluation of counterparties’ financial condition, collateral requirements and the use of standard agreements that allow for netting and other security.
     As of September 30, 2009, total credit exposure to substantially all counterparties was $1.8 billion and NRG held collateral (cash and letters of credit) against those positions of $280 million resulting in a net exposure of $1.5 billion. Total credit exposure is discounted at the risk free rate.

     The following table highlights the credit quality and the net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, includes amounts net of receivables or payables and excludes non-affiliate third party exposure under the CSRA.

Net Exposure (a) (b)
as of September 30, 2009
Category	(% of Total)

Financial institutions	81%
Utilities, energy, merchants, marketers and other	13
Coal suppliers	3
ISOs	3

Total	100%

Net Exposure (a) (b)
as of September 30, 2009
Category	(% of Total)

Investment grade	93%
Non-Investment grade	2
Non-rated	5

Total	100%

(a)	Credit exposure excludes California tolling, uranium, coal transportation, New England Reliability Must-Run, cooperative load contracts, and Texas Westmoreland coal contracts. The aforementioned exposures were excluded for various reasons including regulatory support or liens held against the contracts which serve to reduce the risk of loss, or credit risks for certain contracts are not readily measurable due to a lack of market reference prices.

(b)	The exposure amounts presented in the above table do not include non-affiliate third party exposure under the CSRA. The gross credit exposure to third parties under the CSRA is $385 million, and the cash collateral held by Merrill Lynch against this exposure is $304 million.
     NRG has credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $704 million. Approximately 72% of NRG’s positions relating to credit risk roll-off by the end of 2011. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results from nonperformance by a counterparty.
     NRG is exposed to retail credit risk through its competitive electricity supply business, which serves commercial and industrial customers and the mass market in Texas. Retail credit risk results when a customer fails to pay for services rendered. The losses could be incurred from nonpayment of customer accounts receivable and any in-the-money forward value. NRG manages retail credit risk through the use of established credit policies that include monitoring of the portfolio, and the use of credit mitigation measures such as deposits or prepayment arrangement. Retail credit risk is dependent on the overall economy, but is minimized due to the fact that NRG’s portfolio of retail customers is largely diversified, with no significant single name concentration.
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

     The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at September 30, 2009, based on their level within the fair value hiearchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2009. Also, in connection with the Company’s acquisition of Reliant Energy, NRG acquired retail load and supply contracts. The table below also includes the fair value of supply contracts under mark-to-market accounting treatment as of May 1, 2009.

Derivative Activity Gains/(Losses)	(In millions )

Fair value of contracts as of December 31, 2008	$996
Contracts realized or otherwise settled during the period	(375)
Contracts acquired in conjunction with Reliant Energy	(1,054)
Changes in fair value	795

Fair value of contracts as of September 30, 2009	$362

	Fair Value of Contracts as of September 30, 2009
	Maturity			Maturity
(In millions)	Less Than	Maturity	Maturity	in Excess	Total Fair
Fair value hiearchy gains/(losses)	1 Year	1-3 Years	4-5 Years	4-5 Years	Value

Level 1	$5	$4	$(1)	$—	$8
Level 2	204	131	120	(31)	424
Level 3	(27)	(43)	—	—	(70)

Total	$182	$92	$119	$(31)	$362

     A small portion of NRG’s contracts are exchange-traded contracts with readily available quoted market prices. The majority of NRG’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company’s prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company’s derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate our transactions and we believe such price quotes are executable. We do not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 19% of the total fair value of all derivative contracts. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG’s net exposure under a specific master agreement is an asset, the Company uses the counterparty’s default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG’s default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG’s liabilities or that a market participant would be willing to pay for NRG’s assets. As of September 30, 2009, the credit reserve resulted in a $18 million increase in fair value which is composed of a $4 million gain in OCI and a $14 million gain in derivative revenue and cost of operations.
     The fair values in each category reflect the level of forward prices and volatility factors as of September 30, 2009, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
     The Company has elected to disclose derivative activity on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company’s portfolio. As discussed in Item 7A — Commodity Price Risk in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, NRG measures the sensitivity of the Company’s portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG’s risk management policy places a limit on one-day holding period VaR, which limits the Company’s net open position. As the Company’s trade-by-trade derivative accounting results in a gross-up of the Company’s derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG’s hedging activity. As of September 30, 2009, NRG’s net derivative asset was $362 million, a decrease to total fair value of $634 million as compared to December 31, 2008. This decrease was primarily driven by the acquisition of Reliant Energy’s retail portfolio offset by increase in fair value due to the decreases in gas and power prices and the roll-off of trades that settled during the period.
     Based on a sensitivity analysis, the impact of a $1 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $574 million in the value of derivatives as of September 30, 2009.

     Currency Exchange Risk
     NRG may be subject to foreign currency exchange risk as a result of the Company entering into purchase commitments with foreign vendors for the purchase of major equipment associated with RepoweringNRG initiatives. To reduce the risks to such foreign currency exposure, the Company may enter into transactions to hedge its foreign currency exposure using currency options and forward contracts. As of September 30, 2009, there were no foreign currency options or forward contracts outstanding for purchase commitments.
     In connection with the MIBRAG sale transaction, NRG entered into a foreign currency forward contract to hedge the impact of exchange rate fluctuations on the sale proceeds. The foreign currency forward contract had a fixed exchange rate of 1.277 and required NRG to deliver EUR 200 million in exchange for $255 million on June 15, 2009. For the nine months ended September 30, 2009, NRG recorded an exchange loss of $24 million on the contract within “Other income/(expense).”
     As a result of the Company’s limited foreign currency exposure to date, the effect of foreign currency fluctuations has not been material to the Company’s results of operations, financial position and cash flows as of and for the three and nine months ended September 30, 2009.
ITEM 4 — CONTROLS AND PROCEDURES
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of NRG’s management, including its principal executive officer, principal financial officer, and principal accounting officer, NRG conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, the Company’s principal executive officer, principal financial officer, and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     For a discussion of material legal proceedings in which NRG was involved through September 30, 2009, see Note 15, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q.
ITEM 1A — RISK FACTORS
     Information regarding risk factors appears in Part I, Item 1A, Risk Factors in NRG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A, Risk Factors in NRG’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Dollar value of
			Total number of shares	shares that may be
			purchased as part of	purchased under the
	Total number of	Average price	publicly announced	2009 Capital Allocation
For the period ended September 30, 2009	shares purchased	paid per share	plans or programs	Plan

First quarter 2009	—	$—	—	$330,000,000
Second quarter 2009	—	—	—	330,000,000

July 1 – July 31	—	—	—	500,000,000
August 1 – August 31	8,477,000	28.09	8,477,000	261,753,846
September 1 – September 30	442,100	26.57	442,100	250,002,565

Third quarter 2009 Total	8,919,100	28.01	8,919,100	250,002,565

Year-to-date	8,919,100	$28.01	8,919,100	$250,002,565

     In July 2009, as part of the Company’s 2009 Capital Allocation Program, NRG’s Board of Directors approved an increase to the Company’s previously authorized common share repurchases under its capital allocation plan from the existing $330 million to $500 million. The Company’s repurchases during the period ended September 30, 2009, were approximately $250 million. NRG intends to complete its $500 million of share repurchases by the end of 2009, subject to market prices, financial restrictions under the Company’s debt facilities, and as permitted by securities laws.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The stockholders of NRG Energy, Inc. voted on nine items at the Annual Meeting of Stockholders held on July 21, 2009:
1.	The election of Class III Directors to a three-year term;

2.	The proposal to adopt the NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan;

3.	The proposal to adopt the NRG Energy, Inc. Amended and Restated Annual Incentive Plan for Designated Corporate Officers;

4.	The proposal to approve the amendment to Article Six of the Amended and Restated Certificate of Incorporation;

5.	The proposal to ratify the appointment of KPMG LLP as NRG’s independent registered public accounting firm;

6.	The stockholder proposal to prepare a report on the Carbon Principles;

7.	Exelon Corporation’s proposal to approve an amendment to the NRG Bylaws to increase the size of the NRG Board to 19 members;

8.	If proposal 7 was approved, Exelon’s proposal to elect five Exelon nominees to serve as a director of NRG Board; and

9.	Exelon’s proposal to repeal any Bylaw amendments adopted by the NRG Board without stockholder approval after February 26, 2008 and prior to the effectiveness of the resolution effecting such repeal.
     There were 265,646,655 shares of common and preferred stock entitled to vote at the meeting and a total of 234,133,623 shares (approximately 88%) were represented at the meeting.

     The four NRG nominees named below were elected to serve a three-year term as Class III Directors expiring at the annual meeting of stockholders in 2012, while the four Exelon nominees named below were defeated:

NRG Nominee	Votes For	Votes Withheld

John F. Chlebowski	175,973,764	691,844
Howard E. Cosgrove	176,009,097	656,511
William E. Hantke	176,018,113	647,495
Anne C. Schaumburg	176,019,858	645,750

Exelon Nominee	Votes For	Votes Withheld

Betsy S. Atkins	57,258,080	209,935
Ralph E. Faison	57,256,776	211,239
Coleman Peterson	57,256,676	211,339
Thomas C. Wajnert	57,256,726	211,289

     The names of the directors whose terms as directors continued after the meeting are as follows:
•	Class I: Kirbyjon H. Caldwell, David Crane, Stephen L. Cropper, Kathleen A. McGinty, Thomas W. Weidemeyer

•	Class II: Lawrence S. Coben, Paul W. Hobby, Gerald Luterman, Herbert H. Tate, Walter R. Young
     The proposal to adopt the NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan was approved with 225,514,895 shares voting for, 4,790,467 shares voting against, and 3,828,260 shares abstaining.
     The proposal to adopt the NRG Energy, Inc. Amended and Restated Annual Incentive Plan for Designated Corporate Officers was approved with 228,716,330 shares voting for, 1,578,602 shares voting against, and 3,838,682 shares abstaining.
     The proposal to approve the amendment to Article Six of the Amended and Restated Certificate of Incorporation was approved with 227,053,518 shares voting for, 3,098,376 shares voting against, and 3,981,728 shares abstaining.
     The proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm was ratified with 229,676,224 shares voting for, 653,217 shares voting against, 3,804,181 shares abstaining.
     The stockholder proposal to prepare a report on the Carbon Principles was defeated with 189,432,665 shares voting against, 2,553,249 voting for, and 42,147,708 abstaining.
     Exelon Corporation’s proposal to approve an amendment to the NRG Bylaws to increase the size of the NRG Board to 19 members was defeated with 179,032,706 shares voting against, 54,982,954 shares voting for, and 117,963 abstaining. As a result of the defeat of this proposal, Exelon’s proposal to elect five additional Exelon nominees to serve as a director of the NRG Board was rendered moot.
     Exelon’s proposal to repeal any Bylaw amendments adopted by the NRG Board without stockholder approval after February 26, 2008 and prior to the effectiveness of the resolution effecting such repeal was defeated with 195,842,708 shares voting against, 38,084,601 shares voting for, and 206,313 abstaining. Regardless of the vote outcome, NRG did not initiate any amendments to the Bylaws during the reference period.
ITEM 5 — OTHER INFORMATION
     None.

ITEM 6 — EXHIBITS

Exhibits

4.1	Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York. (1)

4.2
Twenty-Fourth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.3
Twenty-Fifth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.4
Twenty-Sixth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.5
Twenty-Seventh Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

10.1A
Amended and Restated Credit Sleeve and Reimbursement Agreement, dated September 30, 2009 (effective October 5, 2009), among Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Renewables, LLC, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc.

10.1B
Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement, dated September 30, 2009 (effective October 5, 2009) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 15, 2009.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 6, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)
By:
/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT C. FLEXON
Robert C. Flexon
Chief Financial Officer (Principal Financial Officer)

/s/ JAMES J. INGOLDSBY
James J. Ingoldsby
Date: November 2, 2009	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

4.1	Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York. (1)

4.2
Twenty-Fourth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.3
Twenty-Fifth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.4
Twenty-Sixth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.5
Twenty-Seventh Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

10.1A
Amended and Restated Credit Sleeve and Reimbursement Agreement, dated September 30, 2009, among Reliant Energy Power Supply, LLC, RERH Holdings, LLC, Reliant Retail Holdings, LLC, Reliant Energy Retail Services, LLC, RE Retail Renewables, LLC, Merrill Lynch Commodities, Inc. and Merrill Lynch & Co., Inc.

10.1B
Schedules and Exhibits to the Amended and Restated Credit Sleeve and Reimbursement Agreement, dated September 30, 2009 (effective October 5, 2009) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 15, 2009.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 6, 2009.