Form 10-K/A
period 2009-12-31
NRG ENERGY, INC.
filed 2010-04-30
CIK 1013871

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
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, par value $0.01 per share	255,304,622
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
     For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 9 through 13 and 14(a)(3) of our Original Filing have been amended and restated in their entirety (and renumbered as Items 10 through 14 and 15(a)(3) pursuant to a technical amendment published by the SEC). Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors
     The Board is divided into three classes serving staggered three-year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for their class expires. The terms of the five Class I directors will expire at the 2010 Annual Meeting. The Class I directors elected at the 2010 Annual Meeting will hold office for a three-year term expiring at the Annual Meeting in 2013 (or until their respective successors are elected and qualified, or until their earlier death, resignation, or removal). There are no family relationships among the Company’s executive officers and directors.
     The biography for each director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that the nominee should serve as a director. The Board believes that each of the directors has valuable individual skills and experiences that, taken together, provide the Company with the variety and depth of knowledge, judgment and vision necessary to provide effective oversight of the Company.
Class I Directors
     Kirbyjon H. Caldwell, age 56, has been director of NRG since March 2009. He was a director of Reliant Energy, Inc. (now known as RRI Energy, Inc.) from August 2003 to March 2009. Since 1982, he has served as Senior Pastor at the 16,000-member Windsor Village United Methodist Church in Houston, Texas. Pastor Caldwell is also a director of Continental Airlines, Inc.
     As a result of his six years of service as a director of Reliant Energy, Inc., now RRI, Inc., a peer of the Company, Pastor Caldwell brings valuable experience and insight regarding the energy industry and is able to share with the Board suggestions about how similarly-situated companies effectively assess and undertake business considerations and opportunities. Pastor Caldwell also provides the Board with valuable insight regarding the Company’s retail business following the Company’s acquisition of Reliant Energy, as well as additional viewpoints from the perspective of a large publicly traded company stemming from his position on the board of Continental Airlines. The Board also values his leadership and community involvement in the Houston area, where the Company has a significant wholesale and retail presence. Finally, Pastor Caldwell as a result of his principal occupation offers a different point of view on a Board that is otherwise constituted by directors with business and finance experience.
     David Crane, age 51, has served as the President, Chief Executive Officer and a director of NRG since December 2003. Prior to joining NRG, Mr. Crane served as Chief Executive Officer of International Power plc, a UK-domiciled wholesale power generation company, from January 2003 to November 2003, and as Chief Operating Officer from March 2000 through December 2002. Mr. Crane was Senior Vice President — Global Power New York at Lehman Brothers Inc., an investment banking firm, from January 1999 to February 2000, and was Senior Vice President — Global Power Group, Asia (Hong Kong) at Lehman Brothers from June 1996 to January 1999. Mr. Crane is also a director of El Paso Corporation.
     As Chief Executive Officer of the Company, Mr. Crane provides the Board with management’s perspective regarding the Company’s day-to-day operations and overall strategic plan. His extensive leadership experience enables Mr. Crane to play a key role in all matters involving our Board and act as the head of management to the independent directors of the Board. In addition, as director of El Paso Corporation, Mr. Crane is able to contribute additional perspective from the energy industry.
     Stephen L. Cropper, age 60, has been a director of NRG since December 2003. Mr. Cropper spent 25 years with The Williams Companies Inc., an energy company, before retiring in 1998 as President and Chief Executive Officer of Williams Energy Services. Mr. Cropper is a director of Berry Petroleum Company, Sunoco Logistics Partners L.P., Rental Car Finance Corporation, a subsidiary of Dollar Thrifty Automotive Group, Inc., Wawa, Inc. and Quik Trip Corporation.
     Mr. Cropper’s career in the natural gas and pipeline industry, knowledge of both of which are critical to the success of a wholesale power generation company like NRG, adds significant value to the Company. In addition to his significant experience in the energy industry, the Board values Mr. Cropper’s skills in identifying, assessing and addressing various business issues as a result of his service on various public and private boards.

     Kathleen A. McGinty, age 46, has been a director of NRG since October 2008. Most recently, Ms. McGinty served as Secretary of the Pennsylvania Department of Environmental Protection (“DEP”), a position she held from 2003 until July 2008. Before joining the DEP, Ms. McGinty spent six years in the Clinton White House, where she was chair of the White House Council on Environmental Quality and earlier served as a senior environmental advisor to Vice President Al Gore. She currently serves as Secretary of the Board of Trustees at Saint Joseph’s University in Pennsylvania and is the former Chair of the Pennsylvania Energy Development Authority. Ms. McGinty is also a founding partner of Peregrine Technology Partners, LLC, a firm focused on commercialization of resource efficient technologies and operating partner of Element Partners, an investor in the clean technology sector. Ms. McGinty is also a director of Iberdrola USA and Weston Solutions, Inc.
     Ms. McGinty’s experience and leadership in the clean energy sector, as well as with the DEP and as an environmental advisor, provide a perspective into climate change legislation and environmental awareness that is increasingly central to the Company as it develops, refines and implements its forward strategy. Furthermore, her experiences in high-level government positions enable Ms. McGinty to bring significant insights into government mindset and processes in an environment where most major projects embarked upon by the Company are, to some degree at least, a public/private partnership.
     Thomas H. Weidemeyer, age 62, has been a director of NRG since December 2003. Until his retirement in December 2003, Mr. Weidemeyer served as Director, Senior Vice President and Chief Operating Officer of United Parcel Service, Inc., the world’s largest transportation company and President of UPS Airlines. Mr. Weidemeyer became Manager of the Americas International Operation in 1989, and in that capacity directed the development of the UPS delivery network throughout Central and South America. In 1990, Mr. Weidemeyer became Vice President and Airline Manager of UPS Airlines and, in 1994, was elected its President and Chief Operating Officer. Mr. Weidemeyer became Senior Vice President and a member of the Management Committee of United Parcel Service, Inc. that same year, and he became Chief Operating Officer of United Parcel Service, Inc. in January 2001. Mr. Weidemeyer also serves as a director of The Goodyear Tire & Rubber Co., Waste Management, Inc. and Amsted Industries Incorporated.
     Mr. Weidemeyer’s executive management experience with a logistics company involving extensive supply chain management brings important skills highly valued both by the Company itself and by its Board of Directors. In addition, Mr. Weidemeyer’s service on other boards gives him a direct insight into best practices that is valuable to our Board.
Class II Directors
     Lawrence S. Coben, age 51, has been a director of NRG since December 2003. He is currently Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company since July 2007. He was Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC from May 2006 through June 2007 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Mr. Coben was an independent consultant. From 1994 to 1996, Mr. Coben was Chief Executive Officer of Bolivian Power Company.
     Mr. Coben’s experience as a chief executive officer and venture capitalist in the energy industry brings a valuable cross section of skills to the Board. Mr. Coben brings to the Board significant managerial, strategic, and financial expertise particularly as it relates to Company financings, transactions and development initiatives.
     Paul W. Hobby, age 49, has been a director of NRG since March 2006. Mr. Hobby is the Managing Partner of Genesis Park, L.P., a Houston-based private equity business specializing in technology and communications investments which he helped to form in 2000. In that capacity, he serves as the Chief Executive Officer of Alpheus Communications, Inc., a Texas wholesale telecommunications provider, and as Former Chairman of CapRock Services Corp., the largest provider of satellite services to the global energy business. From November 1992 until January 2001, he served as Chairman and Chief Executive Officer of Hobby Media Services and was Chairman of Columbine JDS Systems, Inc. from 1995 until 1997. He was an Assistant U.S. Attorney for the Southern District of Texas from 1989 to 1992, Chief of Staff to the Lieutenant Governor of Texas, Bob Bullock, in 1991 and an Associate at Fulbright & Jaworski from 1986 to 1989. Mr. Hobby is also a director of Stewart Information Services Corporation (Stewart Title).
     Mr. Hobby joined the Board following the Company’s acquisition of Texas Genco, LLC in which he served on its board of directors, and as a result brings historical and present context to the Company’s ongoing business endeavors in the Texas region. The Board also values his entrepreneurial and financial expertise in evaluating the Company’s growth initiatives, as well as his involvement in the Houston and greater Texas community, which is the Company’s principal market.

     Gerald Luterman, age 66, has been a director of NRG since April 2009. He also became Interim Chief Financial Officer of the Company in November 2009. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Prior to this time, Mr. Luterman had more than 30 years experience in senior financial positions with companies including American Express, Booz Allen & Hamilton, Emerson Electric Company and Arrow Electronics. Mr. Luterman also served as a director of IKON Office Solutions, Inc. from November 2003 until August 2008 and U.S. Shipping Partners L.P. from May 2006 until November 2009.
     Mr. Luterman brings extensive experience in the energy industry as a result of his employment at KeySpan Corporation, which is further complemented by his financial expertise as the former chief financial officer. Mr. Luterman’s finance and accounting background is a valuable asset to the Board, and particularly the Finance and Audit Committees. In addition, Mr. Luterman’s service as the Company’s Interim Chief Financial Officer of the Company since November 3, 2009 gives him valuable insights into the operations of the Company and its management.
     Herbert H. Tate, age 57, has been a director of NRG since its formation in December 2003. Mr. Tate was Of Counsel to Wolff & Samson, P.C. a New Jersey law firm from 2002 to 2004. In 2004, he became Corporate Vice President of Regulatory Strategy for NiSource Corporation and served until April 2006. From 1994 to 2001, Mr. Tate was appointed by New Jersey Governor Christine Todd Whitman as President to the New Jersey Board of Public Utilities (NJBPU). During that period, Mr. Tate also served on the Board of Directors for the National Regulatory Research Institute (NRRI), at Ohio State University; as a member of the Electricity Committee of the National Association of Regulatory Utility Commissioners (NARUC); and as a member of the Harvard Electric Policy Group. During 2001 and 2002, Mr. Tate was Professor for Energy Policy Studies at the New Jersey Institute of Technology, and from 2001 through 2005, Mr. Tate served as a member of the Advisory Committee to the Electric Power Research Institute (EPRI) Board of Directors. Upon leaving the NJBPU in 2001 and until 2004, Mr. Tate served on the Board of Directors for Central Vermont Public Service electric utility and on the Audit Committee. From 2001 to 2005, Mr. Tate also served on the Board of Directors for IDT Capital and IDT Spectrum, subsidiaries to IDT Corporation. In addition to his experience in the electric and natural gas industries, Mr. Tate was appointed by President George H.W. Bush as Assistant Administrator for Enforcement to the United States Environmental Protection Agency from 1991 to 1993. Mr. Tate served on the Board of Directors to the Environmental Law Institute from 2004 to 2009.
     Mr. Tate brings to the Board extensive expertise in the electric and natural gas industries through his diversified background and experience with management, regulatory and policy, as well as his prior board experience. Particularly, Mr. Tate’s experiences with both the electric power generation wholesale markets and competitive retail electricity markets through his regulatory, policy and business experience enables him to provide the Board with significant managerial, strategic, and compliance-based expertise which has proven valuable since he joined the Board with the original class in 2003.
     Walter R. Young, age 65, has been a director of NRG since December 2003. From May 1990 to June 2003, Mr. Young was Chairman, Chief Executive Officer and President of Champion Enterprises, Inc., an assembler and manufacturer of manufactured homes. Mr. Young has held senior management positions with The Henley Group, The Budd Company and BFGoodrich.
     Mr. Young brings a wide array of experience, expertise and points of view to the Board as a result of his service as a former chief executive officer of a large public company outside of the energy sector and his involvement in numerous private start-up businesses, buy-outs and later stage investment. Mr. Young’s skills in corporate finance and accounting matters enable him to be a valuable asset to the Audit and Finance Committees.
Class III Directors
     John F. Chlebowski, age 64, has been a director of NRG since December 2003. Mr. Chlebowski served as the President and Chief Executive Officer of Lakeshore Operating Partners, LLC, a bulk liquid distribution firm, from March 2000 until his retirement in December 2004. From July 1999 until March 2000, Mr. Chlebowski was a senior executive and cofounder of Lakeshore Liquids Operating Partners, LLC, a private venture firm in the bulk liquid distribution and logistics business, and from January 1998 until July 1999, he was a private investor and consultant in bulk liquid distribution. From 1994 until 1997, he was the President and Chief Executive Officer of GATX Terminals Corporation, a subsidiary of GATX Corporation. Prior to that, he served as Vice President of Finance Chief Financial Officer of GATX Corporation from 1986 to 1994. Mr. Chlebowski is a director of First Midwest Bancorp Inc. and the Non-Executive Chairman of SemGroup Corporation. Mr. Chlebowski also served as a director of Laidlaw International, Inc. from June 2003 until October 2007, SpectraSite, Inc. from June 2004 until August 2005, and Phosphate Resource Partners Limited Partnership from June 2004 until August 2005.

     Mr. Chlebowski’s extensive leadership and financial expertise, as a result of his position as a former chief executive officer and his service on several boards of companies involved in the restructuring or recovery of their core business, enable him to contribute to the Board significant managerial, strategic, and financial oversight skills. Furthermore, Mr. Chlebowski’s service on other public boards, notably as a non-executive Chairman, provides valuable insight into the application of various governance principals to the Company’s Board.
     Howard E. Cosgrove, age 67, has been a director of NRG since December 2003 and Chairman of the Board since December 2003. He was Chairman and Chief Executive Officer of Conectiv and its predecessor Delmarva Power and Light Company from December 1992 to August 2002. Prior to December 1992, Mr. Cosgrove held various positions with Delmarva Power and Light including Chief Operating Officer and Chief Financial Officer. Mr. Cosgrove serves as Chairman of the Board of Trustees of the University of Delaware.
     Mr. Cosgrove brings extensive experience and expertise from the utility industry as a result of his service as chief executive officer of Conectiv and Delmarva Power and Light Company, which not only translates into effective leadership as Chairman of the Board, but enables him to share with the Board and management suggestions about how the more traditional power companies (many of which NRG seeks to partner with, or sell power to) effectively assess and undertake business considerations and opportunities.
     William E. Hantke, age 62, has been a director of NRG since March 2006. Mr. Hantke served as Executive Vice President and Chief Financial Officer of Premcor, Inc., a refining company, from February 2002 until December 2005. Mr. Hantke was Corporate Vice President of Development of Tosco Corporation, a refining and marketing company, from September 1999 until September 2001, and he also served as Corporate Controller from December 1993 until September 1999. Prior to that position, he was employed by Coopers & Lybrand as Senior Manager, Mergers and Acquisitions from 1989 until 1990. He also held various positions from 1975 until 1988 with AMAX, Inc., including Corporate Vice President, Operations Analysis and Senior Vice President, Finance and Administration, Metals and Mining. He was employed by Arthur Young from 1970 to 1975 as Staff/Senior Accountant. Mr. Hantke was Non-Executive Chairman of Process Energy Solutions, a private alternative energy company until March 31, 2008 and served as director and Vice-Chairman of NTR Acquisition Co., an oil refining start-up, until January 2009.
     Mr. Hantke joined the Board following the Company’s acquisition of Texas Genco, LLC, in which he served on the board of directors, and as a result brings historical and present context to the Company’s ongoing business endeavors in the Texas region. Furthermore, Mr. Hantke’s extensive experience in executive management positions in the independent refining industry, considered by many to be a similar industry to the IPP sector and as a director of public and nonpublic boards enables him to provide the Board significant managerial, strategic, and financial oversight. As a result, his fellow directors have elected him as Chair of the Company’s Audit Committee and determined that he is an “audit committee financial expert” as defined by SEC rules.
     Anne C. Schaumburg, age 60, has been a director of NRG since April 2005. From 1984 until her retirement in January 2002, she was employed by Credit Suisse First Boston in the Global Energy Group, where she last served as Managing Director. From 1979 to 1984, she was in the Utilities Group at Dean Witter Financial Services Group, where she last served as Managing Director. From 1971 to 1978, she was at The First Boston Corporation in the Public Utilities Group. Ms. Schaumburg is also a director of Brookfield Infrastructure Partners L.P.
     Ms. Schaumburg brings extensive financial experience and expertise to the Board which is valuable to the review of the Company’s financings, transactions, and overall financial oversight. In addition, Ms. Schaumburg is able to provide the Board with essential insight into the financial services industry and financial markets. In recognition of Ms. Schaumburg’s skills in corporate finance and strategic matters, the Board has elected Ms. Schaumburg to serve as the Chair of the Finance Committee.
Executive Officers
     Our executive officers are elected by the Board annually to hold office until their successors are elected and qualified. On February 18, 2009, the Company announced the following changes in its management structure in order to position the Company to capitalize on business opportunities:
     Robert C. Flexon returned to his prior position as Chief Financial Officer until November 3, 2009. Mr. Flexon managed the Company’s corporate financial and control functions including, Treasury, Accounting, Tax, Risk and Credit Management teams. John Ragan was named Chief Operating Officer. Mr. Ragan oversees NRG’s Plant Operations, Commercial Operations, Environmental Business, as well as the Engineering, Procurement and Construction division. Mr. Ragan previously acted as Regional President of the Northeast Region from December 2006 to February 2009. J. Andrew Murphy succeeded Mr. Ragan as Regional President of the

Northeast Region. Mr. Murphy oversees the asset portfolio for the Northeast region. Mr. Murphy previously acted as General Counsel from December 2006 to February 2009. Michael Bramnick was promoted to Senior Vice President and General Counsel. Mr. Bramnick joined NRG in 2004 and previously acted as Deputy General Counsel and Chief Compliance Officer until February 2009. Clint C. Freeland moved from Chief Financial Officer to Senior Vice President, Strategy, Financial Structure to address financial structuring alternatives for the benefit of NRG’s stockholders. Gerald Luterman became Interim Chief Financial Officer on November 3, 2009 and will continue to serve in that capacity until early May 2010. Christian S. Schade joined the Company on March 29, 2010 as Executive Vice President and will assume the position of Chief Financial Officer in early May 2010.
     David Crane, age 51, has served as the President, Chief Executive Officer and a director of NRG since December 2003. For additional biographical information for David Crane, see above under “Class I Director Nominees.”
     Jonathan Baliff, age 46, has served as Executive Vice President, Strategy in May 2008. Prior to joining NRG, Mr. Baliff served as a Managing Director in Credit Suisse’s Global Energy Group, where he advised electric utility and independent power companies on mergers and acquisition assignments and project and corporate financings since 1996. He also headed up the Credit Suisse Global Business Development Council. Mr. Baliff started his business career in JP Morgan’s Natural Resources Group.
     Jeffrey M. Baudier, age 42, has served as Senior Vice President and Regional President, South Central Region in December 2006. He manages the asset portfolio for this region and most recently served as its Regional General Counsel, a position he held since April 2005. Prior to joining NRG, Mr. Baudier was a Special Counsel and Partner from March 2001 to March 2005 with the New Orleans-based law firm Jones Walker. In private practice he represented public and closely-held companies in transactions and dispute resolution related to various aspects of the energy industry. Mr. Baudier also served from May 1993 to October 1998 and again from March 2000 to March 2001 as a Senior Attorney at Texaco, Inc., focusing on oil and gas exploration and development projects both domestically and abroad. From November 1998 to February 2000, he practiced with the Lafayette, Louisiana law firm of Caffery, Oubre, Dugas and Campbell.
     Michael R. Bramnick, age 44, has served as Senior Vice President, General Counsel, since February 2009. In this capacity, Mr. Bramnick is responsible for NRG’s legal affairs. He previously served as Deputy General Counsel and Chief Compliance Officer, having joined NRG in December 2004. In that position, he managed all litigation and dispute resolution for the Company, was responsible for the Corporate Compliance Program including the Company’s Code of Conduct, and led the Regulatory Compliance Group. Prior to joining NRG, Mr. Bramnick was Associate General Counsel at Millennium Chemicals. He previously held in-house positions at Lucent Technologies and EnviroSource and served in private practice for six years at Pepper Hamilton, LLP.
     Mauricio Gutierrez, age 39, has served as Executive Vice President, Commercial Operations, since January 2009 and Senior Vice President, Commercial Operations, since March 2008. In this capacity, he is responsible for the optimization of the Company’s asset portfolio and fuel requirements. Prior to this, Mr. Gutierrez served as Vice President Trading since May 2006. Prior to joining NRG in August 2004, Mr. Gutierrez held various positions within Dynegy, Inc., including Managing Director, Trading — Southeast and Texas, Senior Trader East Power and Asset Manager. Prior to Dynegy, Mr. Gutierrez served as senior consultant and project manager at DTP involved in various energy and infrastructure projects in Mexico.
     M. Stephen Hoffmann, age 56, has served as Senior Vice President and President of NRG’s West Region since May 2006. He is responsible for leading the management and development activities for the West Region. Prior to that, he led the West Region’s business development and origination efforts. Mr. Hoffmann joined NRG in 2001 as General Manager of San Diego Energy Center, following 28 years in key business development and industrial sales roles with such power and gas companies as Energy Masters International, Planergy International, Reliant Energy and Utilicorp.
     Kevin T. Howell, age 52, has served as Executive Vice President and Regional President, Texas since September 2008. In this capacity, Mr. Howell oversees the asset portfolio for the Texas Region. Previously, Mr. Howell served as Executive Vice President and Chief Administrative Officer from March 2008 to September 2008. Prior to this, Mr. Howell served as Executive Vice President, Commercial Operations from August 2005 until March 2008. Prior to joining NRG, he served as President of Dominion Energy Clearinghouse since 2001. From 1995 to 2001, Mr. Howell held various positions within Duke Energy companies including Senior Vice President of Duke Energy Trading and Marketing, Senior Vice President of Duke Energy International, and most recently, Executive Vice President of Duke Energy Merchants where he managed a global trading group dealing in refined products, LNG and coal. Prior to his five years at Duke, Mr. Howell worked in a variety of trading, marketing and operations functions at MG Natural Gas Corp., Associated Natural Gas and Panhandle Eastern Pipeline L.P.

     James J. Ingoldsby, age 52, has served as Chief Accounting Officer since March 2008. He is responsible for directing NRG’s financial accounting and reporting activities. Since August 2006, Mr. Ingoldsby served as Vice President, Financial Planning and Analysis. From May 2004 to July 2006, Mr. Ingoldsby served as NRG’s Vice President and Controller. Mr. Ingoldsby, who led the Sarbanes-Oxley implementation at chemical company Hercules, Inc., previously held various executive positions at GE Betz, formerly BetzDearborn from 1993 to 2003, including serving as Controller and Director of Business Analysis and Director of Financial Reporting. He also held various staff and managerial accounting and auditing positions at Mack Trucks, Inc. from 1982 to 1993. Mr. Ingoldsby began his career with Deloitte and Touche.
     Gerald Luterman, age 66, has served as a director of NRG since April 2009 and became Interim Chief Financial Officer of the Company in November 2009. For additional biographical information for Gerald Luterman, see above under “Class II Continuing Directors.”
     J. Andrew Murphy, age 49, has served as Executive Vice President and Regional President, Northeast since February 2009. He previously served as NRG’s Executive Vice President and General Counsel from December 2006 to February 2009. Prior to joining NRG, Mr. Murphy was the partner in charge of the energy practice at the law firm of Hunton & Williams where he represented issuers, developers, investors and lenders in a wide variety of US and cross-border energy projects and structured financings from 1995 to December 2006. His expertise includes supporting various development projects and financings including coal- and gas-fired power plants, transmission lines, gas storage facilities, waste-to-energy facilities, water treatment facilities and renewable energy projects.
     John W. Ragan, age 50, has served as Executive Vice President and Chief Operating Officer since February 2009. In this capacity, he oversees NRG’s Plant Operations, Commercial Operations, Environmental Compliance, as well as the Engineering, Procurement and Construction division. He previously served as Executive Vice President and Regional President, Northeast from December 2006 to February 2009. Prior to joining NRG, Mr. Ragan was Vice President of Trading, Transmission, and Operations at FPL Energy in 2006 and also served as Vice President of Business Management for FPL Energy’s Northeast Region from August 2005 through July 2006. Prior to this, Mr. Ragan served as General Manager — Containerboard and Packaging for Georgia Pacific Corporation from October 2004 through July 2005. He also served in increasing roles of responsibility for Mirant Corporation from 1996 through 2004, notably as Senior Vice President and Chief Executive Officer of Mirant’s International Group from August 2003 to July 2004.
     Christian S. Schade, age 49, has served as Executive Vice President since March 2010 and will assume the position of Chief Financial Officer of the Company in early May 2010. From October 2000 to March 2010, he previously served as Senior Vice President Administration and Chief Financial Officer at Medarex, a Princeton-based biopharmaceutical company acquired by Bristol-Myers Squibb Co. in September 2009. Mr. Schade also serves on the Board of Directors of Integra LifeSciences Holdings Corporation. Prior to Medarex, Mr. Schade was a Managing Director in the Debt Capital Markets Group at Merrill Lynch & Co., where, in London, he oversaw public and private capital-markets transactions for corporate clients throughout Europe, Africa and the Middle East. Previously he served in various corporate finance and capital market positions in New York and London for both Merrill Lynch and JP Morgan.
     Denise M. Wilson, age 50, has served as Executive Vice President and Chief Administrative Officer (“CAO”) since September 2008. As CAO, Ms. Wilson oversees several key corporate functions including Human Resources, Investor Relations, Communications and Information Technology. Ms. Wilson originally joined NRG in 2000 and served as Vice President, Human Resources from 2004 until she was named CAO in July 2006. She served in that position until March 2007 when she joined Nash-Finch Company, a leading national food distributor as Senior Vice President, Human Resources. Ms. Wilson left Nash-Finch in June 2008 to retire and then rejoined NRG in September 2008. Ms. Wilson has also served as Vice President, Human Resources Operations with Metris Companies Inc. and Director, Human Resources with General Electric ITS.
Board Structure
     The Board is set at 14 directors. The Board is divided into three classes serving staggered three-year terms. Classes I and II each has five members while Class III has four members.
     During 2009, the Board held five regularly scheduled meetings and nine special meetings. During 2009, no director attended less than 75% of the total of the Board meetings and the meetings of the committees upon which he or she served. In calendar year 2010, the Board has held two meetings through April 30, 2010.

     The Company’s Guidelines provide that nonmanagement directors meet in executive session regularly following Board meetings. The Company’s nonexecutive Chairman, Howard Cosgrove, presides at these sessions. Also, pursuant to the Company’s Bylaws, Mr. Cosgrove has been designated as an “alternate member” of all Committees to replace any absent or disqualified members of a Committee.
     Directors are encouraged to attend the Annual Meetings of Stockholders. All of the directors, except for Mr. Hobby, attended the 2009 Annual Meeting of Stockholders.
Governance Practices
     The Board takes a proactive approach in applying leading governance practices, which is evidenced by the Board’s recommendation, and our stockholders’ subsequent approval, of the majority voting standard for the election of directors at last year’s annual meeting. Furthermore, as described in the Guidelines, the Board follows a series of governance practices that they believe foster effective Board oversight and accountability to the Company’s stockholders. These practices include:
•	Executive and director stock ownership guidelines to align interests with our stockholders;

•	Ongoing succession planning for the Chief Executive Officer and other senior management;

•	Annual performance evaluations of the Board and each of its standing Committees, as well as periodic peer review for individual directors;

•	Robust director orientation and continuing education program, including Company site visits and information sessions with Company management at relevant sites, such as plants, commercial operations trading floors and Reliant call centers; and

•	Access to and engagement of outside advisors and consultants to assist in their performance of their duties, as appropriate.
Board Leadership
     Since the Company’s emergence from bankruptcy in December 2003, the Company’s governance structure has been led by a separate Chief Executive Officer and Chairman of the Board (“Chairman”). Irrespective of the Company’s current practice, the Board believes that effective board leadership structure can be highly dependent on the experience, skills and personal interaction between persons in leadership roles. As stated in the Company’s Guidelines, the Board believes that it is in the best interest of the Company for the Board to make a determination regarding whether or not to separate the roles of Chairman and Chief Executive Officer based upon the present circumstances.
     Currently, the Chief Executive Officer, Mr. Crane, and the Chairman, Mr. Cosgrove, work closely together in complementary roles. Mr. Crane focuses on the day-to-day developments of the Company and establishes the Company’s various growth initiatives and strategic plan. Mr. Cosgrove leads the Board’s responsibilities of review, approval and monitoring of fundamental financial and business strategies and major corporate actions, assessment of major risks facing the Company and management, oversight of succession planning, most notably at the Chief Executive Officer level and presides over the Board and its Committees as they perform their broad and varied oversight functions. The Board believes that these complementary roles provide the appropriate governance structure for the Company at this time.
Risk Oversight
     While the Company’s management is responsible for the day-to-day management of the risks that the Company faces, the Board, as a whole and through its Committees, has responsibility for overall risk oversight of the Company. A fundamental aspect of risk oversight includes not only understanding the material risks to the business and what steps management is taking or should be taking to manage those risks, but also understanding and determining the appropriate risk appetite for the Company. The Board’s role in reviewing and approving matters such as the Company’s annual business plan, budget and long-term plan, strategic initiatives, individual development projects, acquisitions and divestitures, and capital allocation plan, represents the primary means by which the Board defines for management what constitutes an appropriate level of risk for the Company.
     The Board performs its risk oversight function in several ways. The Board monitors, reviews and reacts to strategic and corporate risks through reports by management, including the Enterprise Risk Management team, and through Committees of the Board. The

Board does not have a separate risk committee, but instead believes that the entire Board is responsible for overseeing the Company’s risk management with the assistance of management and the Board Committees. The Chairs of each of the Board’s Committees regularly report to the Board on all matters reviewed by their respective Committees, thereby providing the full Board with the opportunity to identify and discuss any risk related issues or request additional information from management or the Committees that may assist the Board in its risk oversight role. To this end, risk-related issues presented to the Finance, Nuclear Oversight and Governance and Nominating Committees are routinely presented to the full Board to ensure proper oversight and, with respect to the Finance Committee in particular, matters are previewed by the full Board prior to delegation to the Finance Committee.
     With the full Board providing the top level of risk oversight, the Audit, Commercial Operations Oversight, and Compensation Committees have a more specific risk oversight role for matters that fall under their purview. The Audit Committee focuses on financial risks, including reviewing the effectiveness of our internal controls, conducting a detailed review of the financial portions of the Company’s SEC reports, approving the independent auditor and the annual audit plan, and receiving periodic reports from the Company’s independent auditor and the Company’s internal auditor. The Commercial Operations Oversight Committee (the “COOC”) provides risk oversight with respect to the Company’s trading of fuel, transportation, energy and related products and services, and its management of the risks associated with such activities. The Company’s Financial Risk Management Committee, a Committee comprised of senior management and key personnel in and around the commercial operations function, reports to the COOC and Audit Committee on a regular basis.
     The Compensation Committee monitors the risks related to our compensation policies and practices, with input from management and the Compensation Committee’s independent outside compensation consultant, Frederic W. Cook & Co., Inc. In 2010, the Compensation Committee reviewed the Company’s compensation policies and practices to determine whether they subject the Company to unnecessary risk or could potentially motivate employees to take excessive risk. In 2010, to assist the Compensation Committee in its assessment, the Company’s Enterprise Risk Management team conducted a review of the compensation policies and practices and reported to the Compensation Committee their findings as follows:
•	the base salaries are a sufficient component of total compensation to discourage risk taking;

•	the earnings goals under the Company’s Annual Incentive Plan (“AIP”) are based upon its audited financial statements and the Company believes are attainable without the need to take inappropriate risks or make material changes to the Company’s business or strategy;

•	the fact that named executive officers who receive payment under the AIP may be required to reimburse the Company for all or a portion of the payment (commonly referred to as a clawback) if the Company is required to prepare an accounting restatement because it is in material noncompliance with any financial reporting requirements, discourages risk taking.

•	Long-Term Incentive Plan and performance share awards are typically based upon earnings per share and return on equity over three-year periods, which mitigates against the taking of short-term risks;

•	because incentive compensation has a large stock component to it, the value is best realized through long-term appreciation of stockholder value, especially when coupled with the stock ownership guidelines, which expose the Company’s named executive officers to the loss of the value of the retained equity if stock appreciation is jeopardized; and

•	the use of incentive compensation components that are paid or vests over an extended period also mitigates against unnecessary or excessive risk taking.
     As a result of the review, management and the Compensation Committee have concluded that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Committee Membership
     The Board presently has the following six standing Committees: Audit, Compensation, Governance and Nominating, Commercial Operations Oversight, Finance and Nuclear Oversight, which includes the Nuclear Oversight Subcommittee. The membership and the functions of each Committee are described below.

					Governance		Commercial
					and		Operations				Nuclear
Name of Director	Audit		Compensation		Nominating		Oversight		Finance		Oversight
Howard E. Cosgrove(1)											X	(2)
Kirbyjon H. Caldwell			X		X						X
John F. Chlebowski			X								X
Lawrence S. Coben					X	(2)					X
David Crane											X
Stephen L. Cropper					X		X				X
William E. Hantke	X	(2)									X
Paul W. Hobby							X	(2)			X
Gerald Luterman									X		X
Kathleen A. McGinty							X				X
Anne C. Schaumburg	X								X	(2)	X
Herbert H. Tate											X	(3)
Thomas H. Weidemeyer			X	(2)							X
Walter R. Young	X								X		X

X =	Committee Member

(1)	Chairman of the Board

(2)	Committee Chair

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
     The Board has determined that all Audit Committee members are independent under the New York Stock Exchange (“NYSE”) definition of independence for directors and audit committee members, and that all members of the Audit Committee are financially literate. In addition, the Board has determined that each of Walter Young and William Hantke qualify as “audit committee financial experts” within the meaning of SEC regulations. In calendar year 2009, the Audit Committee held nine meetings. In calendar year 2010, the Audit Committee has held two meetings through April 30, 2010.
Compensation Committee
     The Compensation Committee oversees the Company’s overall compensation structure, policies, and programs. Among other things, the Compensation Committee:
•	Reviews and recommends to the Board annual and long-term goals and objectives relevant to the compensation of the President and the Chief Executive Officer, evaluates the performance of the President and Chief Executive Officer in light of those goals and objectives, and either as a committee with the Chairman of the Board or together with the other independent directors, determines and approves the President and the Chief Executive Officer’s compensation;

•	Reports to the Board on the review of annual and long-term goals and objectives relevant to the compensation of the Chief Financial Officer, the Executive Vice Presidents and any other officer designated by the Board, the evaluation of those officers’ performance in light of those goals and objectives, the determination and approval of compensation levels based on such evaluations and the review and approval of employment arrangements, severance arrangements and benefits plans;

•	Reviews and recommends to the Board the compensation, incentive compensation and equity-based plans that are subject to Board approval;

•	Reviews and approves stock option and other stock incentive awards for executive officers other than the President and Chief Executive Officer;

•	Makes recommendations regarding, and monitors compliance by officers and directors with, the Company’s stock ownership guidelines;

•	Reviews the compensation of directors for service on the Board and its committees;

•	Reviews and approves employment agreements and severance arrangements, benefits plans not otherwise subject to Board approval, and corporate goals and objectives for officers other than the President and Chief Executive Officer;

•	Reviews and discusses with management the Compensation Discussion and Analysis (the “CD&A”) to be included in the Company’s proxy statement or annual report on Form 10-K and based on such review and discussions recommends to the Board that the CD&A be included in the Company’s proxy statement or annual report on Form 10-K, as applicable;

•	Reviews and oversees the Company’s overall compensation strategy, structure, policies and programs, risk profile and assesses the compensation structure’s establishment of appropriate incentives for management and employees; and

•	Annually evaluates the performance of the Compensation Committee and the adequacy of its charter.
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

     Frederic W. Cook & Co., Inc. serves as the independent consultant to the Committee to assist with executive compensation decisions.
     The Board has determined that all Compensation Committee members are independent under the listing standards of the NYSE, and that they are “nonemployee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code (the “Code”). In calendar year 2009, the Compensation Committee held six meetings. In calendar year 2010, the Compensation Committee has held two meetings through April 30, 2010.
Governance and Nominating Committee
     The Governance and Nominating Committee recommends director candidates to the Board for election at the Annual Meeting of Stockholders, and periodically reviews the Company’s Guidelines and recommends changes to the Board. Among other things, the Governance and Nominating Committee also:
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
     The Governance and Nominating Committee is responsible for identifying individuals that the Committee believes are qualified to become Board members in accordance with criteria set forth in the Company’s Guidelines. These criteria include an individual’s business experience and skills, independence, judgment, integrity, and ability to commit sufficient time and attention to the activities of the Board. The Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all Board members. While the Company does not have a formal diversity policy, the Guidelines, since their adoption in 2004, provide that the Committee will consider these criteria in the context of the perceived needs of the Board as a whole and seek to achieve a diversity of backgrounds and perspectives on the Board. The composition of the current Board reflects diversity in business and professional experience, skills, gender and race.
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

     The Governance and Nominating Committee will consider nominations by stockholders who recommend candidates for election to the Board. A stockholder seeking to recommend a prospective candidate for the Committee’s consideration may do so by writing to the Corporate Secretary, NRG Energy, Inc., 211 Carnegie Center, Princeton, New Jersey 08540. Recommendations submitted for consideration by the Committee in preparation for the 2011 Annual Meeting of Stockholders must be timely received and must contain the following information: (a) the name and address of the stockholder; (b) the name and address of the person to be nominated; (c) a representation that the stockholder is a holder of the Company’s stock entitled to vote at the meeting; (d) a statement in support of the stockholder’s recommendation, including a description of the candidate’s qualifications; (e) information regarding the candidate that would be required to be included in a proxy statement filed in accordance with the rules of the SEC; and (f) the candidate’s written, signed consent to serve if elected. The Governance and Nominating Committee will follow the process described above in considering nominees proposed by stockholders in accordance with the foregoing requirements.
     Alternatively, stockholders intending to appear at the 2011 Annual Meeting of Stockholders in order to nominate a candidate for election by the stockholders at the meeting (in cases where the Board does not intend to nominate the candidate or where the Governance and Nominating Committee was not requested to consider his or her candidacy) must comply with the procedures in the Company’s Bylaws, a copy of which is available upon request to the Company’s Corporate Secretary.
     The Board has determined that all Governance and Nominating Committee members are independent under the listing standards of the NYSE. In calendar year 2009, the Governance and Nominating Committee held eight meetings. In calendar year 2010, the Governance and Nominating Committee has held two meetings through April 30, 2010. The Board and each of the Audit Committee, Compensation Committee, Governance and Nominating Committee, Commercial Operations Oversight Committee, Finance Committee and Nuclear Oversight Subcommittee conduct annual self-evaluations to assess their effectiveness and review their charters. Individual directors are also evaluated by the Board. The Governance and Nominating Committee coordinates each of these annual evaluations.
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
     In calendar year 2009, the Commercial Operations Oversight Committee held five meetings. In calendar year 2010, the Commercial Operations Oversight Committee has held two meetings through April 30, 2010.
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

     The Finance Committee’s duties and responsibilities consist of the following:
•	Review, report and make recommendations to the Board on management recommendations or proposals regarding the Company’s and its subsidiaries’ (i) capital structure, (ii) liquidity, (iii) need for credit or debt or equity financing, (iv) amounts, timing and sources of capital market transactions, and (v) financial hedging and derivative activities;

•	Review and approve, or authorize officers to approve, the pricing and other terms and conditions of transactions relating to debt or equity financings, financial hedging and derivatives activities, and other similar financial activities, in each case which have been reviewed and approved by the Board;

•	Review and approve, or authorize officers to approve, equity investments, sales of equity interests, joint venture arrangements, commercial and construction arrangements, financing transactions, provision of guarantees or other credit or liquidity support, and other arrangements related to the development, construction and operation of new power generation facilities and the repowering of or addition of new units to existing power generation, thermal or other energy producing facilities, in each case which have been discussed with or reviewed by the Board;

•	Review and approve, or authorize officers to approve, repurchases, early redemption or other similar actions with respect to the Company’s securities;

•	Review and approve, or authorize officers to approve, the pricing and other terms and conditions of financing transactions related to mergers, acquisitions, tender offers, and reorganizations which have been reviewed and approved by the Board;

•	Review and approve, or authorize officers to approve, the pricing and other terms and conditions of securities offerings which have been reviewed and approved by the Board;

•	Approve determinations of the fair market value of assets and investments of the Company for purposes of the Company’s note indentures, senior secured credit agreement or other similar financing documents where fair market value is required to be determined by the Board or by a committee of the Board;

•	Review with management, on a periodic basis, contributions to employee benefit retirement plans of the Company, investment performance, funding, asset allocation polices and other similar performance measures of the employee benefit retirement plans of the Company;

•	Review and approve other matters that may be delegated by the Board; and

•	Perform such other duties and responsibilities as are consistent with the purpose of the Committee and as the Board deems appropriate.
     The Finance Committee held six meetings in calendar year 2009. In calendar year 2010, the Finance Committee has held three meetings through April 30, 2010.
Nuclear Oversight Committee
     The Nuclear Oversight Committee assists the Board in fulfilling its responsibilities with respect to the oversight of the Company’s ownership and operation, directly or indirectly, of its interests in nuclear power plant facilities. The Nuclear Oversight Committee consists of all of the members of the Board, all of whom are citizens of the United States of America and meet the requirements of applicable law to serve on the Committee, a majority of which are independent as defined under the listing standards of the NYSE and as affirmatively determined by the Board. The Nuclear Oversight Committee formed the Nuclear Oversight Subcommittee in April 2006 to review and report to the Board and the Nuclear Oversight Committee on matters not expressly reserved for review by the Board. The Nuclear Oversight Subcommittee currently consists of Herbert Tate (Chair of the Subcommittee), Paul Hobby and Kathleen A. McGinty.
     In calendar year 2009, the Nuclear Oversight Committee held one meeting. In calendar year 2010, the Nuclear Oversight Committee has not held a meeting through April 30, 2010.

Corporate Governance Guidelines and Charters
     The Board has adopted Corporate Governance Guidelines (the “Guidelines”) that, along with the Amended and Restated Certificate of Incorporation, the Bylaws and the charters of the Board Committees, provide the framework for the governance of the Company. The Board’s Governance and Nominating Committee is responsible for periodically reviewing the Guidelines and recommending any proposed changes to the Board for approval. The Guidelines are available on the Company’s website at http://www.nrgenergy.com/investor/corpgov.htm, along with the charters of all the Committees of the Board and the Code of Conduct. The Guidelines, the charters of all of the Company’s Board committees and the Code of Conduct are available in print to any stockholder who requests them.
Code of Conduct
     NRG has adopted a code of ethics entitled “NRG Code of Conduct” that applies to directors, officers and employees, including the chief executive officer and senior financial officers of the Company. It may be accessed through the Corporate Governance section of NRG’s website at http://www.nrgenergy.com/investor/corpgov.htm. NRG also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through the Company’s website, and such information will remain available on this website for at least a 12-month period. A copy of the “NRG Energy, Inc. Code of Conduct” is available in print to any shareholder who requests it.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file with the SEC reports regarding their ownership and changes in ownership of our stock. Based on a review of these reports and the written representations of its directors and executive officers, NRG believes that during 2009, its directors and executive officers complied with all Section 16(a) filing requirements.

Item 11	— Executive Compensation
Compensation Discussion and Analysis
     The following discussion and analysis is focused on our executive compensation program as it relates to NRG’s Named Executive Officers (“NEOs”). The NEOs are the Chief Executive Officer, the Chief Financial Officer (serving as such at any time during the 2009 fiscal year) and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer serving as executive officers at the end of the 2009 fiscal year. As of February 18, 2009, Mr. Freeland moved from Chief Financial Officer to Senior Vice President, Strategy, Financial Structure; Mr. Flexon served as Chief Financial Officer from February 18, 2009 through November 3, 2009 (when he left the Company) at which time Mr. Luterman became Interim Chief Financial Officer. For 2009, the NEOs were:

Name:	2009 Title:
David Crane	President and Chief Executive Officer
Denise M. Wilson	Executive Vice President and Chief Administrative Officer
Kevin T. Howell	Executive Vice President and Regional President, Texas
Mauricio Gutierrez	Executive Vice President, Commercial Operations
Gerald Luterman	Interim Chief Financial Officer
Robert C. Flexon	Former Executive Vice President and Chief Financial Officer
Clint C. Freeland	Senior Vice President, Strategy, Financial Structure (former Chief Financial Officer)
     The discussion and analysis below is based on the following outline:
•	the objectives of the executive compensation program at NRG;

•	what the executive compensation program is designed to reward;

•	all elements of compensation provided under the program, including:
•	the reasons why these elements of compensation have been selected;

•	how the amounts of each element are determined; and

•	how and why each element and decision fits into NRG’s overall objectives.
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
What NRG’s executive compensation program is designed to reward
     Stockholder value, enhanced financial performance, and Company growth are realized through the Company’s ongoing business strategy to consistently optimize the value of the Company’s generation assets and to produce and sell safe, reliable and affordable power to our customers and in the markets served by the Company, while aggressively positioning the Company to meet the market’s increasing demand for sustainable and low carbon energy solutions. These results are attained by maintaining and enhancing the Company’s position as a leading wholesale independent power generation company in a cost-effective and risk-mitigating manner. This strategy consists of:

•	pursuing additional growth opportunities at existing sites;

•	increasing value from existing assets;

•	maintaining financial strength and flexibility;

•	empowering retail customers with distinctive products and services that transform how they use, manage and value energy;

•	positioning the Company’s portfolio for success in a period of increasing environmental constraints, particularly with respect to greenhouse gas emissions;

•	reducing the volatility of cash flows through asset-based commodity hedging activities;

•	pursuing selective acquisitions, joint ventures, divestitures and investments in energy-related new businesses and new technologies in order to enhance the Company’s asset mix and competitive position in its core markets, both with respect to its traditional core business and in respect of opportunities associated with the new energy economy; and

•	optimizing the Company’s capital allocation strategy, particularly with respect to the return of capital to stockholders.
     Our executive compensation program promotes this strategy by:
•	attracting, retaining and rewarding top executive talent;

•	encouraging performance that results in enhanced stockholder value over the long-term and attainment of our business goals and objectives, both financial and non-financial, without creating or incentivizing excessive risk; and

•	rewarding strong individual performance, without creating or incentivizing excessive risk.
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
     Frederic W. Cook & Co., Inc. assisted with executive pay decisions and worked with the Committee independent of any Company management to formulate the design of compensation programs in 2009.
     Annually, the Committee reviews all elements of executive compensation individually and in the aggregate against market data for companies with which NRG competes for executive talent. The Committee evaluates NRG’s executive compensation based on competitive market information provided by the consultant via the development of a “peer group” of 12 to 20 companies. The composition of the peer group is targeted towards publicly-traded, independent power producers and utilities with power generation operations that had revenues of approximately 50% to 200% of NRG’s projected revenue, similar generation capacity, or geographic similarity. Each of these characteristics may not be met for every company in the peer group.
     The Committee and management review the composition of the peer group on an annual basis. The Company aims to compare its executive compensation program to a consistent peer group year to year, but given the extremely dynamic nature of the industry and the companies in it, the Company occasionally must alter the list to best represent the Company’s industry peers from one year to the next. This year, the Company added Dominion Resources, Inc., Florida Power & Light Company and Public Service Enterprise Group to its peer group and removed TXU Corporation. For 2009, the peer group consisted of:

2009 Peer Group
AES Corporation (NYSE: AES)
Allegheny Energy, Inc. (NYSE: AYE)
Calpine Corporation (NYSE: CPN)
CenterPoint Energy, Inc. (NYSE: CNP)
CMS Energy Corporation (NYSE: CMS)
Constellation Energy Group, Inc. (NYSE: CEG)
Dominion Resources, Inc. (NYSE: D)
DTE Energy Company (NYSE: DTE)
Dynegy Inc. (NYSE: DYN)
El Paso Corporation (NYSE: EP)
Florida Power & Light Company (NYSE: FPL)
Mirant Corporation (NYSE: MIR)
PPL Corporation (NYSE: PPL)
Public Service Enterprise Group Inc. (NYSE: PEG)
RRI Energy, Inc. (NYSE: RRI)
Sempra Energy (NYSE: SRE)
     The various elements of NRG’s executive compensation program for 2009 were benchmarked relative to the compensation provided to executives of this peer group, as well as other published survey data. For the survey analysis, the Committee benchmarked NRG’s NEOs to survey data based on functional job responsibility, using energy industry data where available and supplementing it with general industry data. NRG’s incentive plan design, plan features, and level of participation were also considered during the benchmarking exercise.
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
     Based on the analysis of NRG’s peer group and the Company’s objectives described above, the Committee affirmed the following seven components of NRG’s executive compensation program:
•	Base salary;

•	Annual incentive compensation;

•	Long-term incentive compensation, including restricted stock units, non-qualified stock options and performance units;

•	Cash-based phantom equity;

•	Benefits;

•	Discretionary payments; and

•	Severance and change in control benefits.
     For each element, and in the aggregate, NRG targeted reward values for the Company’s NEOs between the median and the 75th percentile based on the results of the competitive analysis for its NEOs for both total cash compensation (base salary plus annual cash incentives) and for total compensation (total cash compensation plus expected value of long-term incentives). NRG’s size and complexity has grown relative to the industry, and in recent years, NRG’s financial and operating performance has achieved record EBITDA and Free Cash Flow results based on the Company’s year-over-year performance, with significant merger and acquisition activity. As a result, our management team has been subject to competitive career opportunities. Accordingly, we currently target pay levels above the median.
Base Salary
     Annual base salary is designed to compensate NEOs for their level of experience and continued expectation of superior performance. Base salary is expected to increase each year in relation to market competitiveness and individual performance. Increases in base salary affect other elements of compensation:

•	As base salary increases, the resulting AIP target dollar opportunity will increase (assuming equal percentage participation).

•	NRG’s long-term incentive compensation, delivered through the Amended and Restated Long-Term Incentive Plan (“LTIP”), is awarded as a multiple of base salary. As base salary increases, the value of the equity award increases.

•	Certain life insurance benefits, severance benefits, and change in control benefits are valued as a function of base salary and increase in value commensurate with growth in base salary.
     In addition to targeting base salary levels above the median, the base salary recommendations also incorporate the NEO’s individual performance, the general contributions of the NEO to overall corporate performance, and the level of responsibility of the NEO with respect to his or her specific position. For 2009, as a result of the general economic and market environment rather than the performance of the Company, base salary levels for the NEOs, as well as for all other senior vice presidents and executive vice presidents at the Company, remained the same as in 2008. However, certain NEOs’ base salary increased as a result of promotions. In general, base salary levels increase for NEOs from year to year, which increases reflect exceptional individual performance (increases due to merit). For 2009, Mr. Luterman received a base salary of $100,000 per month, but pursuant to his arrangement as Interim Chief Financial Officer is not eligible for any other compensation under NRG’s executive compensation program.
     For 2009, the base salary earnings for each NEO were as follows:

Named Executive Officer	2009 Base Salary Earnings ($)
David Crane	1,100,000
Denise M. Wilson	400,000
Kevin T. Howell	480,000
Mauricio Gutierrez	398,462
Gerald Luterman	200,000	(1)
Robert C. Flexon	573,692
Clint C. Freeland	383,923

(1)	This reflects two months of service in 2009.
     Annual Incentive Compensation
     Overview — Annual incentive compensation is designed to compensate NEOs for meeting specific individual and Company goals, and to reward individuals for meeting financial and non-financial goals and objectives established as part of the Company’s annual business plan. Annual incentive compensation is determined as a percentage of each NEO’s annual base salary. The AIP design is based on best practices and market competitiveness as benchmarked with NRG’s peer group. In keeping with the purposes of the AIP, if the Company is required to prepare an accounting restatement because it is in material noncompliance with any financial reporting requirements, then any NEO who has received a payment under the AIP may be required to reimburse the Company for all or a portion of the payment (commonly referred to as a clawback).
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
     AIP Performance Criteria — The following tables provide the 2009 performance criteria established for the NEOs and, for each NEO, the weight each criterion is given with respect to individual NEO performance. The criteria are used in determining the AIP payment as described in more detail below and are designed to achieve the Company’s primary short-term goals and long-term business objectives, such as maintaining financial strength and stability, reducing the volatility of cash flows, improving safety performance, positioning the Company for success under increasing environmental constraints, and optimizing the Company’s strategic and business developments.
     The criteria for the Chief Executive Officer are established by the Committee, based upon meetings with the Chief Executive Officer and discussions regarding performance goals of the Company and himself. The criteria for the other NEOs are established by the Chief Executive Officer, in consultation with the Committee, and subsequently reviewed and approved by the Committee. The criteria for all NEOs are based upon the Company’s business strategy and individual development year-over-year, in conjunction with the applicability of the criteria to the NEO’s business unit. For example, for the positions of Chief Executive Officer and Chief Financial Officer, the performance criteria are weighted towards overall Company financial performance due to the nature of their respective position with Company; whereas, in addition to overall Company performance, a Regional President’s performance criteria is weighted towards regional financial performance and safety and/or environmental performance due to the Regional President’s oversight of regional financial, safety and environmental performance. Furthermore, certain criteria, such as trading and hedging or management recruitment apply to specific NEOs due to their expertise and areas of responsibility within the Company. The criteria consist of objective goals, such as EBITDA, environmental and safety metrics, as well as subjective goals based on each NEO’s annual performance review, such as positive developments with respect to “FORNRG” contributions, strategic development, staff development, capital allocation, trading and hedging, and internal controls.
2009 Performance Criteria

Performance Criteria	Definition
Consolidated Adjusted EBITDA, excluding mark-to-market	Net Income before Interest Expense, Income Tax, Depreciation and Amortization — as calculated from NRG’s Statement of Operations as found in Item 14 — Consolidated Financial Statements to the Original Filing, and as further adjusted for certain non-recurring items and excluding mark-to-market movements of economic hedges since a portion of these forward sales and purchases are not afforded hedge accounting treatment. For 2009, the Consolidated Adjusted EBITDA target was set at $2,320 million.

Regional Adjusted EBITDA, excluding mark-to-market	Regional Net Income before Income Tax, Depreciation, and Amortization — as calculated from NRG’s Statement of Operations as found in Item 14 — Consolidated Financial Statements to the Original Filing, and as further adjusted for certain non-recurring items and excluding mark-to-market movements of economic hedges since a portion of these forward sales and purchases are not afforded hedge accounting treatment. With respect to Mr. Howell, for 2009, the Regional Adjusted EBITDA target for the Texas Region was set at $1,351 million.

Consolidated Adjusted Free Cash Flow	Cash Flow from Operations less Maintenance and Environmental Capital Expenditures and including net payments to settle acquired derivatives that include financing elements — as calculated from NRG’s Statement of Cash Flows as found in Item 14 — Consolidated Financial Statements to the Original Filing. For 2009, the Consolidated Adjusted Free Cash Flow target was set at $900 million.

Corporate Safety/Environmental	Applied safety practices at plant and office locations and qualitative and/or quantitative assessment of environmental compliance and initiatives. For 2009, the Corporate safety target was set at the top quartile of the industry based upon OSHA Total Recordable Injury Rate. For 2009, the Corporate environmental target was established by setting a target that contemplates the number of notices of violations, reportable spills, or non-compliance events at each Company plant, such as air emissions exceedance, waste water non-compliance, or administrative non-compliance. Each plant starts the year with a base number of zero and any non-compliance event adds a point and a econrg project can result in a maximum one point reduction. For 2009, the Corporate environmental target was set at the average target across the plant fleet of 1.28.

Performance Criteria	Definition
Regional Safety/Environmental	Applied safety practices at Regional plant and office locations and qualitative and/or quantitative assessment of environmental compliance and initiatives. With respect to Mr. Howell, for 2009, the Texas safety target was set at 0.84 and the Texas environmental target was established by setting a target that contemplates the number of notices of violations, reportable spills, or non-compliance events at each Regional plant, such as air emissions exceedance, waste water non-compliance, or administrative non-compliance. Each plant starts the year with a base number of zero and any non-compliance event adds a point and a econrg project can result in a maximum one point reduction. For 2009, the Texas environmental target was set at the average target across the Regional plant fleet of 1.63.

“FORNRG” Contributions and Budget Expense Improvement	Continuous improvement initiative to maximize return on invested capital and improve profitability, determined in incremental adjusted EBITDA.

Strategic Development /Business Development	Development and dissemination of corporate strategy at Company and regional levels.

Staff Development and Retention	Personnel recruitment, education and advancement, including diversity advancements.

Trading and Hedging	Maximizing operating income through the efficient procurement and management of fuel supplies and maintenance services, and the sale of energy, capacity and ancillary services into attractive spot, intermediate and long-term markets.

Capital Allocation	Achievement of 2009 objectives and advancement of longer term plan.

Control Environment	Achievement of 2009 audit plan as approved by the Company’s Audit Committee, including effective controls in compliance with Section 404 of the Sarbanes Oxley Act and the advancement of Engineering, Procurement and Construction control framework.

Management Recruitment, Development, Succession Planning	Management recruitment, management development and management succession planning.

Individual Performance /Goal Achievement	Individual performance versus mutually agreed-upon annual goals plus manner of achieving goals (in accordance with corporate values).

NEO Weighted Performance Criteria (%)

	David	Denise M.	Kevin T.	Mauricio	Gerald	Robert C.	Clint C.
Performance Criteria	Crane	Wilson	Howell	Gutierrez	Luterman(1)	Flexon	Freeland
Consolidated Adjusted EBITDA	30.0%	20.0%	15.0%	20.0%	N/A	20.0%	15.0%
Regional Adjusted EBITDA	—	—	20.0%	—	N/A	—	—
Consolidated Adjusted Free Cash Flow	30.0%	20.0%	15.0%	20.0%	N/A	20.0%	15.0%
Corporate Safety/Environmental	10.0%	10.0%	—	—	N/A	—	—
Regional Safety/Environmental	—	—	10.0%	—	N/A	—	—
FORNRG Contribution and Budget Expense Improvement	—	10.0%	—	—	N/A	—	—
Strategic Development/Business Development	15.0%	—	20.0%	10.0%	N/A	10.0%	—
Staff Development and Retention	15.0%	20.0%	—	—	N/A	10.0%	—
Trading and Hedging	—	—	—	20.0%	N/A	—	—
Capital Allocation	—	—	—	—	N/A	10.0%	—
Control Environmental	—	—	—	—	N/A	10.0%	—
Management Recruitment, Development, Succession Planning	—	20.0%	—	—	N/A	—	—
Individual Performance/Goal Achievement	—	—	20.0%	30.0%	N/A	20.0%	70.0%
TOTAL:	100.0%	100.0%	100.0%	100.0%	N/A	100.0%	100.0%

(1)	In his position as Interim Chief Financial Officer, Mr. Luterman was not eligible for annual performance compensation.
     AIP Incentive Opportunity — The Chief Executive Officer is accountable for developing the goals for all other NEOs, while the Committee, with input from the Chief Executive Officer, determines the goals for the Chief Executive Officer. These goals are established at the beginning of each fiscal year. For the fiscal year 2009, these goals were reviewed and approved by the Committee on February 10, 2009. Based on the targeted benchmarks for the fiscal year 2009, the target annual incentive opportunity for NEOs ranged from 75% to 100% of base salary and an additional maximum opportunity was established for each NEO ranging from 37.5% to 100% of base salary above the target opportunity. The AIP plan design, as displayed in the table below, is consistent with market practice both in terms of target percentages and range of opportunity.
     The threshold, target and maximum incentive opportunities for the NEOs for 2009 were as follows:

Named Executive Officer	Threshold	Target	Maximum
David Crane	50.0%	100.0%	200.0%
Denise M. Wilson	37.5%	75.0%	112.5%
Kevin T. Howell	50.0%	100.0%	150.0%
Mauricio Gutierrez	37.5%	75.0%	112.5%
Gerald Luterman(1)	N/A	N/A	N/A
Robert C. Flexon	50.0%	100.0%	150.0%
Clint C. Freeland	37.5%	75.0%	112.5%

(1)	In his position as Interim Chief Financial Officer, Mr. Luterman was not eligible for annual performance compensation.
     AIP Targets and Calculation — Payment of the AIP is contingent on attaining the AIP Threshold, which is based on the Company’s Adjusted Free Cash Flow. For fiscal year 2009, the AIP Threshold was set at $730 million of Adjusted Free Cash Flow, a level appropriate for an acceptable level of Company financial performance. If the AIP Threshold was not achieved, no annual incentives would have been paid for 2009 performance. If the AIP Threshold is met or exceeded, the annual incentive payment is calculated in two steps:
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
     The sum of the two pieces (the Threshold to the Target components (Step 1) + the Target to the Maximum components (Step 2)) equals the incentive earned under the AIP. For fiscal year 2009, the AIP Target was set at $900 million of Consolidated Adjusted Free Cash Flow and $2,320 million of Consolidated Adjusted EBITDA. Payments above the AIP Target will only be possible if the

Adjusted Free Cash Flow or the Consolidated Adjusted EBITDA Targets are surpassed, in which case the NEO is eligible to receive a portion of the incentive opportunity between Target and Maximum.
     The AIP Maximum percent payout can only be achieved if the Maximum level of Adjusted Free Cash Flow and Consolidated Adjusted EBITDA are met or surpassed. In the event that these financial performance criteria exceed maximum levels, the NEOs are still capped at their maximum. The Company has established the Maximum at a level that can only be achieved with exceptional Company performance. While the Company strives for this level of performance every year, the Company expects that over time the Maximum level will not be reached a significant percentage of the time. For example, aside from 2009, over the last five years the Company has reached Maximum payout only one other time in 2005, despite strong Company performance in 2006 and 2007 and record Company performance in 2008.
     Results for 2009 AIP — The Company’s AIP Threshold and AIP Target levels are based on the Company’s audited financial statements. The achievement towards the threshold and targets described in the table above is calculated beginning with the Company’s audited financial statements and is adjusted based on the impact of non-recurring events that may impact Adjusted Free Cash Flow and/or Consolidated Adjusted EBITDA, but have a positive impact on the Company’s business objectives of increasing stockholder value and improving corporate performance. Alternatively, transactions may occur throughout the year that may impact Adjusted Free Cash Flow and/or Consolidated Adjusted EBITDA positively or negatively but were not due to direct Company management. The Committee approved the following adjustments:
•	increase of $48 million and $13 million to 2009 Adjusted Free Cash Flow (“FCF”) and 2009 Consolidated Adjusted EBITDA (“EBITDA”) criteria, respectively, for the sale of Mitteldeutsche Braunkohlengesellschaft mbH (“MIBRAG”) to ensure the composition of the asset portfolio is consistent with AIP targets;

•	increase of $105 million to the FCF Target to reflect a delay in budgeted environmental capital expenditures;

•	increase of $260 million to FCF to align the cash movements on option premiums with the 2009 settlements of related transactions;

•	increase of $31 million to FCF for payments due to Exelon defense costs;

•	reduction of $79 million to FCF to reclassify the financing element of acquired derivatives from cash flows from financing activities to cash flows from operating activities; and

•	an adjustment reducing FCF by $165 million and increasing EBITDA by $85 million to reverse the impact of the early settlement of forward positions as a result of the unwind of the Credit Sleeve Reimbursement Agreement acquired with the acquisition of Reliant Energy.
     The net impact of these six FCF adjustments decreased 2009 performance compared to the AIP Target level by $10 million.
     Based on the calculations described above, both the Adjusted Free Cash Flow and Consolidated Adjusted EBITDA AIP Targets were exceeded for 2009 and achieved the Maximum levels. The Chief Executive Officer provided documentation to the Committee and the Board regarding the qualitative and quantitative achievement for each NEO. The Committee evaluated the performance of the Chief Executive Officer based on his achievement compared to goals established for him for 2009. Subsequently, the Committee reviewed and approved the annual incentive awards for the NEOs based on individual performance goals along with the Adjusted Free Cash Flow and Consolidated Adjusted EBITDA criteria. Bonus payments were paid after the release of the Company’s audited financial results for 2009. The annual incentives awarded to each of the NEOs for 2009, expressed as a percentage of base salary and in dollars, were as follows:

	Percentage of	Annual Incentive
Named Executive Officer	Base Salary (%)	Payment ($)
David Crane	192.80	2,120,800
Denise M. Wilson	110.10	440,400
Kevin T. Howell	131.10	629,280
Mauricio Gutierrez	112.50	448,269
Gerald Luterman(1)	N/A	N/A
Robert C. Flexon	—	—
Clint C. Freeland	60.00	230,354

(1)	In his position as Interim Chief Financial Officer, Mr. Luterman was not eligible for annual performance compensation.

Long-Term Incentive Compensation
     The LTIP is designed to align compensation of NEOs with long-term stockholder value. The value of an LTIP award depends exclusively on NRG’s stock price and, in the case of Performance Units, the share price movement over time.
     Types of Awards — Awards made under NRG’s LTIP to date include the following types of awards:
•	Non-qualified Stock Option (“NQSOs”) — Each NQSO represents the right to purchase one share of Common Stock at a price equal to the closing market price of the Common Stock on the date of grant. Options vest and become exercisable equally over a three-year vesting schedule and have a term of six years. Grants prior to August 1, 2005 have 10-year terms. Vesting schedules and term lengths for new grants are reviewed periodically by the Committee. Beginning in 2010, grants have 10-year terms.

•	Performance Units (“PUs”) — Each PU represents the right to receive a certain number of shares of Common Stock after the completion of three years of service from the date of grant, provided the price per share of the Company’s Common Stock on such date (the “measurement price”) equals or exceeds the threshold price set under the award as of the date of vesting. The number of shares of Common Stock to be paid as of the vesting date for each performance unit is equal to: (i) a prorated amount in between one-half and one share of Common Stock if the measurement price equals or exceeds the threshold price but is less than the target price; (ii) one share of Common Stock, if the measurement price equals the target price; (iii) a prorated amount in between one and two shares of Common Stock, if the measurement price is greater than the target price but less than the maximum price under the Award; and (iv) two shares of Common Stock, if the measurement price is equal to or greater than the maximum price.

The design of PUs is intended to reward NEOs based on total stockholder return over the three-year vesting period relative to the Company’s total cost of equity over this period. The target price of the award is based on an annual projected cost of equity established at the start of each three-year vesting period. The Committee approves a target stock price based on a compounding share price growth factor over the vesting period. The threshold share price growth factor represents 30% of the compounded target share price growth factor and the maximum share price growth factor represents 64% of the compounded target share price growth factor. PUs granted on January 2, 2009 held a threshold price of $30.61 per share, a target price of $33.21 per share, and a maximum price of $38.84 per share. Effective for PUs awarded in 2010, a 20-day averaging period will be used to determine the price.

•	Restricted Stock Units (“RSUs”) — Each RSU represents the right to receive one share of Common Stock after the completion of three years of service from the date of grant. From time-to-time, the Committee will use alternate RSU vesting periods, but only on an exception-basis, such as for a new-hire with a specific skill set or to serve as an enhanced retention tool.

•	Deferred Stock Units (“DSUs”) — Each deferred stock unit represents the right of a participant to be paid one share of NRG’s Common Stock at the end of a deferral period established under the award by the Committee or elected by the participant under the terms of an award and the tax rules applicable to nonqualified deferred compensation plans under Section 409A of the Code. Unless otherwise provided under an award, during the applicable deferral period, a participant will not have any rights as a stockholder of the Company. However, unless otherwise provided, once the deferral period ends, the participant will be entitled to receive accumulated dividends and distributions with respect to the corresponding number of shares of Common Stock underlying each deferred stock unit. Except in cases of death where DSUs convert immediately to Common Stock, DSUs convert to Common Stock six months following termination. While certain NEOs currently hold DSUs, there have not been any DSUs awarded to an executive officer of the Company since 2005.
     Range of LTIP compensation — The aggregate expected value of equity awards granted to each NEO for the fiscal year 2009 was based on a review of the expected value of equity grants made to NEOs in NRG’s peer group, expressed as a percentage of base salary. Frederic W. Cook provided equity benchmark data for the peer group and provided recommendations as a percentage of base salary to the Committee. For grants in January 2009, these percentages were 400% of base salary for Mr. Crane, 300% of base salary for Mr. Flexon, 150% of base salary for Mr. Gutierrez, 150% of base salary for Ms. Wilson, and 100% of base salary for Mr. Freeland. The Company’s practice is to issue annual equity awards on the first business day of the calendar year. For fiscal year 2009, the grant date was January 2, 2009. The price per share of the Company’s stock on the grant date was $23.64 per share. In lieu of receiving LTIP equity awards, on March 3, 2009, Mr. Howell received a grant of Phantom Non-Qualified Units and Phantom Restricted Stock Units from the Company, each as described below under “Phantom Equity Plan.” In addition to his LTIP award, on February 10, 2009, Mr. Gutierrez received Phantom Restricted Stock Units from the Company.

     Blended annual allocation — Following the Committee’s approval, the Company awards a combination of NQSOs, RSUs and PUs on the first business day in January of each year. In 2009, the Company employed a blended allocation of award type, with a heavier weighting to PUs and NQSOs in order to align the NEOs with stockholders through share price appreciation. NQSOs and PUs directly align the NEOs’ interests with the performance of NRG’s Common Stock reflecting the importance of share price appreciation to the Company’s total stockholder return. Allocation of RSUs reflects market trends favoring increased usage of restricted stock over stock options as a retention incentive. The allocation by equity type is reviewed annually by the Committee based on the Company’s overall strategy and existing market best practices.
     For fiscal year 2009, the Committee approved equity compensation grants allocated among the types of awards as follows:
•	50 percent of the target expected value in the form of NQSOs;

•	33 percent of the target expected value in the form of PUs; and

•	17 percent of the target expected value in the form of RSUs.
For 2010, the Committee approved a revised allocation of 33% NQSOs, 34% PUs, and 33% RSUs in order provide a more balanced approach and reduce the dilution rate. The awards granted in January 2010 followed this allocation.
     The types of equity awards made to the NEOs in January, February and March 2009 and the total grant date fair value for such awards are shown below.

Named Executive Officer:	Restricted Stock Units ($)		Non-Qualified Stock Options ($)		Performance Units ($)
David Crane	747,024		2,199,272		1,395,622
Denise M. Wilson	101,652		300,017		190,932
Kevin T. Howell	479,875	(1)	480,012	(2)	—
Mauricio Gutierrez	501,641	(3)	300,017		190,932
Gerald Luterman(4)	N/A		N/A		N/A
Robert C. Flexon	335,688		989,801		627,348
Clint C. Freeland	66,192		192,319		122,742

(1)	Consists of Phantom Restricted Stock Units.

(2)	Consists of Phantom Non-Qualified Units.

(3)	Includes $399,989 Phantom Restricted Stock Units.

(4)	In his position as Interim Chief Financial Officer, Mr. Luterman was not eligible for any long-term incentive compensation.
Phantom Equity Plan
     As previously disclosed, the Compensation Committee approved, effective March 1, 2008, a cash-based phantom equity program (the “Phantom Plan”) for Mr. Howell that vests in full for all grants on August 1, 2010. This arrangement is designed to retain Mr. Howell through August 1, 2010, at a minimum, while continuing to align Mr. Howell’s compensation with stockholder value and improvements in corporate performance.
     The Phantom Plan contains two elements:
•	Phantom Non-Qualified Units (“PNQUs”) track the performance of the NRG stock listed on the NYSE and reward Mr. Howell in a similar manner as would a Non-Qualified Stock Option granted under the Company’s LTIP. The grants of PNQUs were valued based on the closing price at the time of award on March 3, 2008, March 3, 2009, and March 3, 2010, at $41.63, $17.45 and $22.50, respectively. Each valuation price will be compared to the average closing price of the NRG stock for the 20 trading days prior to August 1, 2010. The gain in the stock price (if any) will be multiplied by the number of PNQUs and paid in the form of cash as soon as practicable after August 1, 2010.

•	Phantom Restricted Stock Units (“PRSUs”) also track the performance of the NRG stock listed on the NYSE. A cash award will be made as soon as practicable after August 1, 2010 that reflects the number of PRSUs multiplied by the average closing price for the 20 trading days prior to August 1, 2010.
     Mr. Howell’s participation in the Phantom Plan precludes him from receiving additional equity awards under the LTIP that is otherwise in effect for the Company’s other executive officers.
     In addition, the Committee approved a grant of PRSUs for Mr. Gutierrez on February 10, 2009, whereby a cash award will be made as soon as practicable after February 10, 2012 that reflects the number of PRSUs multiplied by the average closing price of NRG’s common stock for the 20 trading days prior to February 10, 2012.
     Benefits
     Benefits — NEOs participate in the same retirement, life insurance, health and welfare plans as other salaried employees of the Company. To generally support more complicated financial planning and estate planning matters, NEOs are provided personal financial services up to $10,925 each year, not including the financial advisor’s travel or out-of-pocket expenses, to assist with financial planning and tax counseling. Survey data indicates that participation in this form of benefit is consistent with market practice at the executive level and that $10,925 is a reasonable level of benefit for this type of service. However, in connection with a review of its executive compensation practices, the Company has determined that it will no longer pay tax gross-ups with respect to financial services for its executive officers.
     Pursuant to the terms of his negotiated employment agreement which allows for the continuation of previously awarded personal life and disability insurance, in 2009, Mr. Crane received additional benefits in the form of a $12,000 life insurance premium reimbursement and $10,120 disability insurance premium reimbursement. NRG paid Mr. Crane a tax gross-up of these amounts totaling $11,118.
     Discretionary Payments
     From time-to-time, the Committee will make off-cycle cash and/or equity awards to reward key personnel for reasons such as extraordinary achievement, the hiring of a new executive, promotion, or recognition. Such rewards are rarely made at the NEO level and all such discretionary payments are subject to review and approval by the Chief Executive Officer. In cases of discretionary payments for certain designated officers, both Chief Executive Officer and Committee approval is required. In 2009, the Committee approved a special one-time cash bonus for certain employees, which included the following NEOs: Mr. Crane, Ms. Wilson, Mr. Howell, Mr. Gutierrez and Mr. Freeland for their contributions to the Company’s exceptional performance in 2009, including the acquisition of Reliant Energy and overall EBITDA performance, as well as their dedication and service during Exelon Corporation’s nine-month unsolicited offer and proxy contest. These awards are listed under the Bonus column in the Summary Compensation Table on page 29.
     Potential Severance and Change-in-Control Benefits
     Mr. Crane, pursuant to his employment agreement, and the other NEOs, pursuant to the Company’s Executive and Key Management Change-in-Control and General Severance Plan (the “CIC Plan”), are entitled to severance payments and benefits in the event of termination of employment under certain circumstances, including following a change-in-control. NRG chooses to pay severance and change-in-control benefits to assist with career transitions of executives of the Company as well as to create an environment that provides for adequate business transition and knowledge transfer during times of change.
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
     Effective July 23, 2009, the Company adopted a new change of control plan, the 2009 Executive Change-in-Control and General Severance Plan (the “New CIC Plan”) that is applicable to new executives. In connection with a review of its executive compensation practices, the Company has determined that for new executives it will not pay tax gross-ups with respect to payments on a change of control. The New CIC Plan does not provide for gross-up payments in the event payments under the New CIC Plan subject the executives to an excise tax under Section 4999 of the Code. Rather, the executives will be entitled to the better of (known as “net best”): a change-in-control benefit which shall be limited to $1 less than the amount subject to the excise tax, or the full payment that is subject to the excise tax (payable by the executive).
Stock Ownership Guidelines
     The Committee and the Board require the Chief Executive Officer to hold Company stock with a value equal to six times his base salary until termination from the Company. The Chief Administrative Officer is encouraged to hold equity instruments with a value equal to three times her base salary until termination from the Company. Other NEOs are encouraged to hold equity instruments with a value equal to 2.5 times their base salary, or in the case of Mr. Freeland, 2.0 times his base salary, until termination from the Company. Only vested shares or vested options with an exercise price that is less than the current stock price count towards the ownership multiple. As NRG has experienced a limited number of LTIP grant opportunities, many NEOs have not yet achieved expected stock ownership multiples. It is anticipated, however, that NEOs will achieve expected ownership multiple thresholds over the course of a series of upcoming LTIP grants. The current stock ownership for NEOs as of April 26, 2010 is shown below:

	Target Ownership	Actual Ownership
Named Executive Officer	Multiple	Multiple
David Crane	6.0	17.9
Denise M. Wilson	3.0	0.0
Kevin T. Howell	2.5	12.8
Mauricio Gutierrez	2.5	0.7
Gerald Luterman(1)	N/A	N/A
Robert C. Flexon	N/A	N/A
Clint C. Freeland	2.0	0.5

(1)	In his position as Interim Chief Financial Officer, Mr. Luterman was not required to maintain a target stock ownership.
Dilution concerns and other limitations
     NRG and the Committee work to ensure that NRG’s equity awards balance both the interests of stockholders in controlling dilution and NRG’s business need to attract, motivate, and retain the level of executive talent required to execute its business strategy. Observing established dilution rates help stockholders preserve anticipated share ownership percentages in NRG. The dilution interests are tracked by way of:
•	Dilution rate — NQSOs already awarded plus additional shares reserved for potential distribution — divided by shares outstanding; and

•	Run rate — amount of NQSOs and RSUs actually distributed in 2009.
The Committee remains focused on maintaining market prevailing dilution rates of less than 15%, as well as a three-year average run rate at or below 2%. NRG’s potential dilution rate at the end of 2009 was approximately 6.7%, with an actual dilution rate of 4.3% reflecting shares granted at year-end. The run rate was less than 1%. For 2010, the Committee approved a revised allocation of 33% NQSOs, 34% PUs, and 33% RSUs in order provide a more balanced approach and reduce the dilution rate. The awards granted in January 2010 followed this allocation.
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
Compensation Committee Report on Executive Compensation
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment required by Item 402(b) of Regulation S-K with management and, based upon such review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.
Compensation Committee:
Thomas H. Weidemeyer, Chair
Kirbyjon H. Caldwell
John F. Chlebowski

Summary Compensation Table
Fiscal Year Ended December 31, 2009

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Grants	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
David Crane	2009	1,100,000	200,000	2,142,646	2,199,272	2,120,800	37,518	54,168	7,854,404
President and Chief	2008	1,097,693	—	1,905,263	2,153,414	1,923,706	16,813	59,905	7,156,794
Executive Officer	2007	1,000,000	—	1,912,968	1,806,166	1,801,500	13,019	52,628	6,586,281

Denise M. Wilson	2009	400,000	200,000	292,584	300,017	440,400	—	27,477	1,660,478
Executive Vice President and Chief Administrative Officer

Kevin T. Howell	2009	480,000	100,000	479,875	480,012	629,280	—	37,420	2,206,587
Executive Vice	2008	468,846	—	478,745	407,065	619,463	—	38,989	2,013,108
President and	2007	399,539	—	272,137	256,855	425,733	—	23,675	1,377,939
Regional President, Texas

Mauricio Gutierrez	2009	398,462	200,000	692,573	300,017	448,269	—	31,222	2,070,543
Executive Vice President, Commercial Operations

Gerald Luterman	2009	200,000	—	—	—	—	—	—	200,000
Interim Chief Financial Officer (2)

Robert C. Flexon	2009	573,692	—	963,037	989,801	—	—	79,131	2,605,661
Former Executive Vice	2008	648,154	—	1,281,204	1,431,115	908,225	—	37,748	4,306,446
President and	2007	548,269	—	511,258	482,626	736,668	—	32,500	2,311,321
Chief Financial Officer(3)

Clint C. Freeland	2009	383,923	25,000	188,934	192,319	230,354	—	24,750	1,045,280
Senior Vice President,	2008	329,462	—	260,135	293,910	286,940	—	16,254	1,186,701
Strategy, Financial Structure (former Chief Financial Officer)(4)

(1)	The assumptions made in these valuations are discussed in the Company’s Original Filing in Item 14 – Consolidated Financial Statements.

(2)	Mr. Luterman became Interim Chief Financial Officer on November 3, 2009 following the departure of Mr. Flexon and will serve as the principal financial officer until the filing of the Company’s Quarterly Report for the quarter ended March 31, 2010.

(3)	February 18, 2009, to November 3, 2009, Mr. Flexon served as Executive Vice President and Chief Financial Officer. Prior to that, Mr. Flexon served as Chief Operating Officer.

(4)	As of February 18, 2009, Mr. Freeland moved from Chief Financial Officer to Senior Vice President, Strategy, Financial Structure.

     The amounts provided in the bonus column represent the one-time special cash bonus paid to the respective NEO for his or her contributions to the Company’s exceptional performance in 2009, including the acquisition of Reliant Energy and overall EBITDA performance. The amounts provided in the Non-Equity Incentive Plan Compensation column represent values earned under NRG’s 2009, 2008 and 2007 AIP payable in March 2010, March 2009, and March 2008, respectively. NEOs were provided the opportunity to earn a cash incentive payment based on the attainment of certain pre-established Company and individual goals for fiscal years 2009, 2008 and 2007. The performance criteria and weight given to each NEO are described in detail in the CD&A above. The dollar amounts in the table represent payouts for actual 2009, 2008 and 2007 Company performance.
     Only one NEO, David Crane, participates in the NRG Pension Plan, which was closed to new employees hired on, or after, December 5, 2003. The values shown in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column represent the 2009, 2008, and 2007 year-on-year increases in the value of the defined benefit pension plan.
     Mr. Luterman receives a base salary of $100,000 per month and is not eligible for any other compensation under NRG’s executive compensation program.
     The amounts provided in the All Other Compensation column represent the additional benefits payable by NRG and include insurance benefits, the employer match under the 401(k) plan, relocation expenses, financial counseling services up to $10,925, not including the financial advisor’s travel or out-of-pocket expenses, and the amount payable under NRG’s all-employee discretionary contribution to the 401(k) plan. The following table identifies the additional compensation for each NEO.

									Total
		Life		Financial	401(k) Employer	401(k)			Taxable
		Insurance	Disability	Advisor	Matching	Discretionary	Relocation	Resignation	Grossed Up
Name	Year	Reimbursement ($)	Insurance ($)	Services ($)	Contribution ($)	Contribution ($)	Expenses($)	Compensation	Expenses ($)(1)	Total ($)
David Crane	2009	12,000	10,120	11,129	9,800	—	—	—	11,118	54,167
	2008	12,000	10,120	10,610	9,200	—	—	—	17,975	59,905
	2007	12,000	10,120	10,300	8,874	—	—	—	11,334	52,628

Denise M. Wilson	2009	—	—	11,777	9,800	5,900	—	—	—	27,477

Kevin T. Howell	2009	—	—	13,895	8,575	14,950	—	—	—	37,420
	2008	—	—	1,085	8,050	13,500	11,942	—	4,412	38,989
	2007	—	—	2,600	7,875	13,200	—	—	—	23,675

Mauricio Gutierrez	2009	—	—	6,472	9,800	14,950	—	—	—	31,222

Gerald Luterman(2)	2009	—	—	—	—	—	—	—	—	—

Robert C. Flexon	2009	—	—	11,015	9,800	14,950	—	43,366 (3)	—	79,131
	2008	—	—	10,610	9,200	13,500	—	—	4,438	37,748
	2007	—	—	10,300	9,000	13,200	—	—	—	32,500

Clint C. Freeland	2009	—	—	—	9,800	14,950	—	—	—	24,750
	2008	—	—	—	2,754	13,500	—	—	—	16,254

(1)	Total Taxable Grossed Up Expenses consists of gross ups for life insurance premium reimbursements, disability insurance premium reimbursements, relocation expenses and financial services for all executive officers of the Company paid in 2009. In connection with a review of its executive compensation practices, the Company has determined that it will no longer pay tax gross ups with respect to financial services for its executive officers.

(2)	In his position as Interim Chief Financial Officer, Mr. Luterman was not eligible for any compensation other than his base salary.

(3)	This amount represents compensation for unused paid-time-off.

  Employment Agreements
     Mr. Crane serves as the President and Chief Executive Officer of the Company pursuant to the terms of an employment agreement with the Company that was amended and restated in order to ensure compliance with Section 409A of the Code, effective December 4, 2008. The initial term of the amended and restated employment agreement will end on December 31, 2010. The agreement will be renewed automatically for successive one-year terms on the same terms and conditions unless either party provides the other with notice to the contrary at least 90 days prior to the end of the initial term or any subsequent one-year term.
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
     The Company has not entered into employment agreements with NEOs other than Mr. Crane.

Grants of Plan-Based Awards
Fiscal Year Ended December 31, 2009

									All Other	All Other
									Stock	Option		Grant
									Awards:	Awards:	Exercise	Date Fair
									Number	Number of	or Base	Value of
			Estimated Possible Payouts Under Non-Equity			Estimated Future Payouts Under			of Shares	Securities	Price of	Stock and
			Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			of Stock	Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	(#)(4)	($/Sh)	($)(5)
David Crane	—	—	550,000	1,100,000	2,200,000	—	—	—	—	—	—	—
	1/2/2009	12/3/2008	—	—	—	—	—	—	—	257,300	23.64	2,199,272
	1/2/2009	12/3/2008	—	—	—	—	—	—	31,600	—	—	747,024
	1/2/2009	12/3/2008	—	—	—	30,700	61,400	122,800	—	—	—	1,395,622

Denise M. Wilson	—	—	150,000	300,000	450,000	—	—	—	—	—	—	—
	1/2/2009	12/3/2008	—	—	—	—	—	—	—	35,100	23.64	300,017
	1/2/2009	12/3/2008	—	—	—	—	—	—	4,300	—	—	101,652
	1/2/2009	12/3/2008	—	—	—	4,200	8,400	16,800	—	—	—	190,932

Kevin T. Howell	—	—	240,000	480,000	720,000	—	—	—	—	—	—	—
	3/3/2009	—	—	—	—	—	—	—	—	88,400	17.45	480,012
	3/3/2009	—	—	—	—	—	—	—	27,500	—	—	479,875

Mauricio Gutierrez	—	—	149,423	298,846	448,269	—	—	—	—	—	—	—
	1/2/2009	12/3/2008	—	—	—	—	—	—	—	35,100	23.64	300,017
	1/2/2009	12/3/2008	—	—	—	—	—	—	4,300	—	—	101,652
	1/2/2009	12/3/2008	—	—	—	4,200	8,400	16,800	—	—	—	190,932
	2/10/2009	—	—	—	—	—	—	—	16,920	—	—	399,989

Gerald Luterman	—	—	—	—	—	—	—	—	—	—	—	—

Robert C. Flexon	—	—	286,846	573,692	860,539	—	—	—	—	—	—	—
	1/2/2009	12/3/2008	—	—	—	—	—	—	—	115,800	23.64	989,801
	1/2/2009	12/3/2008	—	—	—	—	—	—	14,200	—	—	335,688
	1/2/2009	12/3/2008	—	—	—	13,800	27,600	55,200	—	—	—	627,348

Clint C. Freeland	—	—	143,971	287,942	431,914	—	—	—	—	—	—	—
	1/2/2009	12/3/2008	—	—	—	—	—	—	—	22,500	23.64	$192,319
	1/2/2009	12/3/2008	—	—	—	—	—	—	2,800	—	—	$66,192
	1/2/2009	12/3/2008	—	—	—	2,700	5,400	10,800	—	—	—	$122,742

(1)	Represents estimated payouts under the AIP as discussed in the CD&A above.

(2)	Represents PUs issued under the LTIP as discussed in the CD&A above.

(3)	Represents RSUs issued under the LTIP, or in the case of Mr. Howell and Mr. Gutierrez, PRSUs issued under the Phantom Plan, each as discussed in the CD&A above.

(4)	Represents NQSOs issued under the LTIP, or in the case of Mr. Howell only, PNQUs issued under the Phantom Plan, each as discussed in the CD&A above.

(5)	The assumptions made in these valuations are discussed in the Company’s Original Filing in Item 14 — Consolidated Financial Statements.
  2009 Annual Incentive Plan
     NEOs were provided the opportunity to earn an AIP payment based on the attainment of certain pre-established Company and individual goals for fiscal year 2009. The performance criteria and weight given to each are described in detail in the CD&A above. The dollar amount of the possible payouts for achieving the threshold, target or maximum levels of performance during 2009 are shown in the above table. If the Company is required to prepare an accounting restatement because it is in material noncompliance with any financial reporting requirements, then any NEO who has received a payment under the AIP may be required to reimburse the Company for all or a portion of the payment (commonly referred to as a clawback).

  2009 Long-Term Equity Incentives
     For 2009, the NEOs were provided long-term incentives through grants of the following types of equity awards as indicated in the above table: (i) NQSOs; (ii) RSUs; and (iii) PUs. Consistent with our policy, these awards were granted to NEOs as of the first business day of the fiscal year, i.e. January 2, 2009.
     Each NQSO represents the right to purchase one share of Common Stock at a price equal to the fair market value of the stock determined as of the date of grant. NQSOs granted in 2010 will have a term of 10 years. NQSOs granted in 2009 have a term of six years and vest in equal annual installments over a three year vesting schedule. Upon termination of service by reason of death, the NQSO shall vest in full and shall be exercisable by the executor or administrator of participant’s estate (or any person to whom the NQSO is transferred by will or the laws of descent and distribution) until the earlier of the expiration date or 12 months after the date of such termination of service, and thereafter the NQSO shall terminate and cease to be exercisable. Upon termination of service by reason of disability, the participant shall have the right until the earlier of the expiration date or 12 months after the date of such termination of service to exercise only that portion of the NQSO that was exercisable as of the date of such termination of service, and thereafter the option shall terminate and cease to be exercisable.
     Each RSU represents the right to receive one share of Common Stock as of the vesting date for the award. RSUs granted in 2009 will become 100% vested as of the third anniversary of the date of grant provided the NEO is still employed with the company as of that date. Upon termination of service by reason of death, the RSU shall vest in full and the Common Stock underlying the RSU shall be issued and delivered to the participant’s legal representatives, heirs, legatees, or distributees.
     Each PU represents the right to receive a certain number of shares of Common Stock after the completion of three years of service from the date of grant, provided the price per share of Common Stock as of the date of vesting equals or exceeds the threshold price set under the award. The number of shares of Common Stock to be paid as of the vesting date is equal to: (i) a prorated amount in between one-half and one share of Common Stock if the threshold price is met but the target price is not met; (ii) one share if the target price is met; (iii) a pro rata amount between one and two shares if the target price is exceeded but the maximum price set under the award is not met; and (iv) two shares if the maximum price is met or exceeded. For PUs granted on January 2, 2009 the threshold price is $30.61, the target price is $33.21 and the maximum price is $38.84. Upon separation from service by reason of death, the PU shall vest in full and the Common Stock underlying the PU shall be issued and delivered to the participant’s legal representatives, heirs, legatees, or distributees.

Outstanding Equity Awards at Fiscal Year-End
Fiscal Year Ended December 31, 2009

	Option Awards						Stock Awards
									Market
	Number of		Number of				Number of		Value of
	Securities		Securities				Shares or		Shares or		Equity Incentive Plan Awards
	Underlying		Underlying				Units of		Units of		Number of		Market Value of
	Unexercised		Unexercised		Option	Option	Stock that		Stock that		Unearned Shares that		Unearned Shares
	Options (#)		Options (#)		Exercise	Expiration	Have Not		Have Not		Have Not		that Have Not
Name	Exercisable		Unexercisable		Price ($)	Date	Vested (#)		Vested ($)		Vested (#)		Vested ($)
David Crane	1,065,502		—		12.015	12/5/2013	77,900	(1)	1,839,219		151,300	(2)	0	(3)
	285,714		—		23.975	1/3/2012	—		—		—		—
	147,200		73,600	(4)	27.915	1/3/2013	—		—		—		—
	64,000		128,000	(5)	42.820	1/2/2014	—		—		—		—
	—		257,300	(6)	23.640	1/2/2015	—		—		—		—

Denise M. Wilson	39,066		78,134	(7)	24.750	9/30/2014	16,000	(8)	377,760		31,100	(9)	0	(3)
	—		35,100	(10)	23.640	1/2/2015	—		—		—		—

Kevin T. Howell	35,800		—		23.975	1/3/2012	43,800	(11)	1,034,118		7,600	(12)	0	(3)
	20,933		10,467	(13)	27.915	1/3/2013	—		—		—		—
	—		39,400	(14)	41.630	8/1/2010	39,000	(15)	963,495	(16)	—		—
	—		88,400	(17)	17.450	8/1/2010	—		—		—		—

Mauricio Gutierrez	1,000		—		19.400	8/1/2011	15,134	(18)	357,314		29,900	(19)	0	(3)
	23,256		—		24.875	5/31/2012	16,920	(20)	418,009	(16)	—		—
	11,628		23,256	(21)	24.875	5/31/2012	—		—		—		—
	4,933		2,467	(22)	27.915	1/3/2013	—		—		—		—
	14,666		7,334	(23)	37.730	7/26/2013	—		—		—		—
	2,066		4,134	(24)	42.820	1/2/2014	—		—		—		—
	7,166		14,334	(25)	41.630	3/3/2014	—		—		—		—
	—		35,100	(10)	23.640	1/2/2015	—		—		—		—

Gerald Luterman	—		—		—	—	—		—		—		—

Robert C. Flexon(26)	38,000		—		19.400	8/1/2011	—		—		—		—
	59,000		—		23.975	1/3/2012	—		—		—		—
	39,333	(27)	—		27.915	1/30/2010	—		—		—		—
	17,600	(27)	—		42.820	1/30/2010	—		—		—		—
	27,066	(27)	—		41.630	1/30/2010	—		—		—		—

Clint C. Freeland	4,666		2,334	(28)	27.915	1/3/2013	7,120	(29)	168,103		14,000	(30)	0	(3)
	4,333		2,167	(31)	41.605	5/16/2013	—		—		—		—
	2,133		4,267	(32)	42.820	1/2/2014	—		—		—		—
	7,166		14,334	(33)	41.630	3/3/2014	—		—		—		—
	—		22,500	(34)	23.640	1/2/2015	—		—		—		—

(1)	This amount represents 27,200 RSUs that vested on January 3, 2010; 19,100 RSUs that will vest on January 2, 2011; and 31,600 will vest on January 2, 2012.

(2)	This amount represents 52,800 PUs that vested on January 3, 2010; 37,100 PUs that will vest on January 2, 2011; and 61,400 PUs that will vest on January 2, 2012.

(3)	Market value of unearned PUs on December 31, 2009 does not meet target price set under each grant award.

(4)	This amount represents 73,600 NQSOs that vested on January 3, 2010.

(5)	This amount represents 64,000 NQSOs that vested on January 3, 2010, and 64,000 NQSOs that will vest on January 3, 2011.

(6)	This amount represents 85,766 NQSOs that vested on January 2, 2010; 85,767 NQSOs that will vest on January 2, 2011; and 85,767 NQSOs that will vest on January 2, 2012.

(7)	This amount represents 39,067 NQSOs that will vest on September 30, 2010, and 39,067 NQSOs that will vest on September 30, 2011.

(8)	This amount represents 11,700 RSUs that will vest on September 30, 2011, and 4,300 RSUs that will vest on January 2, 2012.

(9)	This amount represents 22,700 PUs that will vest on September 30, 2011, and 8,400 PUs that will vest on September 30, 2012.

(10)	This amount represents 11,700 NQSOs that vested on January 2, 2010, 11,700 NQSOs that will vest on January 2, 2011 and 11,700 NQSOs that will vest on January 2, 2012.

(11)	This amount represents 40,000 RSUs that will vest on August 1, 2010; and 3,800 RSUs that vested on January 3, 2010.

(12)	This amount represents 7,600 PUs that vested on January 3, 2010.

(13)	This amount represents 10,467 NQSOs that vested on January 3, 2010.

(14)	This amount represents 39,400 PNQUs that will vest on August 1, 2010.

(15)	This amount represents 39,000 PRSUs that will vest on August 1, 2010.

(16)	Market value of PRSUs calculated by multiplying the number of PRSUs by the average closing price for the 20 trading days prior to December 31, 2009.

(17)	This amount represents 88,400 PNQUs that will vest on August 1, 2010.

(18)	This amount represents 4,534 RSUs that will vest on May 31, 2011; 800 RSUs that vested on January 3, 2010; 2,800 RSUs that will vest on July 26, 2010; 600 RSUs that will vest on January 2, 2011; 2,100 March 3, 2011 and 4,300 RSUs that will vest on January 2, 2012.

(19)	This amount represents 8,800 PUs that will vest on May 31, 2011; 1,800 PUs that vested on January 3, 2010; 5,500 PUs that will vest on July 26, 2010; 1,200 PUs that will vest on January 2, 2011; 4,200 PUs that will vest on March 3, 2011 and 8,400 PUs that will vest on January 2, 2012.

(20)	This amount represents 16,920 PRSUs that will vest on February 10, 2012.

(21)	This amount represents 11,628 NQSOs that will vest on May 31, 2010, and 11,628 that will vest on May 31, 2011.

(22)	This amount represents 2,467 NQSOs that vested on January 3, 2010.

(23)	This amount represents 7,334 NQSOs that will vest on July 26, 2010.

(24)	This amount represents 2,067 NQSOs that vested on January 2, 2010, and 2,067 NQSOs that will vest on January 2, 2011.

(25)	This amount represents 7,167 NQSOs that vested on March 3, 2010, and 7,167 NQSOs that will vest on March 3, 2011.

(26)	As of December 31, 2009, 34,800 RSUs, 67,700 PUs and 224,801 NQSOs were forfeited due to termination of employment prior to vesting.

(27)	These options were forfeited as they were not exercised within 90 days of termination of employment.

(28)	This amount represents 2,334 NQSOs that vested on January 3, 2010.

(29)	This amount represents 800 RSUs that vested on January 3, 2010; 820 RSUs that will vest on May 16, 2010; 600 RSUs that will vest on January 2, 2011; 2,100 RSUs that will vest on March 3, 2011 and 2,800 RSUs that will vest on January 2, 2012.

(30)	This amount represents 1,600 PUs that vested on January 3, 2010; 1,600 PUs that will vest on May 16, 2010; 1,200 PUs that will vest on January 2, 2011; 4,200 PUs that will vest on March 3, 2011 and 5,400 PUs that will vest January 2, 2012.

(31)	This amount represents 2,167 NQSOs that will vest on May 16, 2010.

(32)	This amount represents 2,133 NQSOs that vested on January 2, 2010, and 2,134 NQSOs that will vest on January 2, 2011.

(33)	This amount represents 7,167 NQSOs that vested on March 3, 2010, and 7,167 NQSOs that will vest on March 3, 2011.

(34)	This amount represents 7,500 NQSOs that vested on January 2, 2010; 7,500 NQSOs that will vest on January 2, 2011 and 7,500 NQSOs that will vest on January 2, 2012.
     The payout value of unearned shares provided in the table consists of PUs and is based on the market price for NRG Common Stock as of December 31, 2009. If a value is shown in this column, the PU grant is considered “in the money,” meaning the price of NRG’s Common Stock exceeds the threshold price of the PU grant. Where values do not appear in this column, then that particular PU grant has not exceeded the threshold price and no value is represented.

Option Exercises and Stock Vested
Fiscal Year Ended December 31, 2009

	Option Awards				Stock Awards
	Number of Shares				Number of Shares
	Acquired		Value Realized		Acquired		Value Realized
Name	on Exercise (#)		on Exercise ($)		on Vesting (#)		on Vesting ($)
David Crane	—		—		34,000	(1)	803,760	(2)
Denise M. Wilson	—		—		—		—
Kevin T. Howell	—		—		4,400	(1)	104,016	(2)
	—		—		40,000	(3)	1,088,400	(4)
Mauricio Gutierrez	—		—		4,534	(5)	102,015	(6)
Gerald Luterman	—		—		—		—
Robert C. Flexon	90,000	(7)	1,255,050	(8)	7,400	(1)	174,936	(2)
Clint C. Freeland	—		—		3,800	(9)	92,416	(10)

(1)	Represents RSUs granted on January 3, 2006 with 100% vesting on January 3, 2009.

(2)	Based on a share price of $23.64 on January 3, 2009.

(3)	Represents RSUs granted on August 1, 2005 with 20% per year vesting schedule; 4th installment vested August 1, 2009.

(4)	Based on a share price of $27.21 on August 1, 2009.

(5)	Represents RSUs granted on May 31, 2006 with 100% vesting on May 31, 2009.

(6)	Based on a share price of $22.50 on May 31, 2009.

(7)	Represents NQSOs granted on March 29, 2004 with 100% vesting on March 29, 2007 and exercised on December 22, 2009.

(8)	Based on March 29, 2004 exercise price of $10.925 and December 22, 2009 share price of $24.87.

(9)	Represents RSUs granted on February 3, 2006 with 100% vesting on February 3, 2009.

(10)	Based on a share price of $24.32 on February 3, 2009.
Pension Benefits
Fiscal Year Ended December 31, 2009

		Number of Years	Present Value of
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)
David Crane	NRG Pension Plan for Non-Bargained Employees	6.0833	123,583
Denise M. Wilson	—	—	—
Kevin T. Howell	—	—	—
Mauricio Gutierrez	—	—	—
Gerald Luterman	—	—	—
Robert C. Flexon	—	—	—
Clint C. Freeland	—	—	—
     The NRG Pension Plan for Non-Bargained Employees provides qualified retirement income benefits to most NRG employees who were hired prior to December 5, 2003. The plan was closed to new employees on that date as required by the creditors during the financial restructuring of the Company. Mr. Crane is the only NEO eligible to receive benefits under this plan. He is covered under the pension equity formula under the plan which provides a lump sum benefit equal to 10% of the participant’s four-year final average pay times years of credited service. Annual pension earnings include base pay and incentives but are capped by the Internal Revenue Service (the “IRS”) qualified plan pay limit each year. For example, the 2009 pay limit was $245,000. Pension benefits become 100% vested after three years of service and a participant may retire as early as age 55. At termination or retirement, the participant may receive his accrued benefit as a one-time lump sum payment or as an actuarial equivalent monthly annuity. Actuarial equivalent annuities are determined using the Internal Revenue Code Section 417(e) interest rates and IRS mortality table effective for the year in which the benefit is paid. None of the NEOs are covered by any non-qualified pension program.
Non-Qualified Deferred Compensation
Fiscal Year Ended December 31, 2009

	Aggregate Earnings in	Aggregate Balance at
Name	Last FY ($)	Last FYE ($)
David Crane	10,680	900,533
Denise M. Wilson	—	—
Kevin T. Howell	—	—
Mauricio Gutierrez	—	—
Gerald Luterman	—	—
Robert C. Flexon(1)	3,181	268,210
Clint C. Freeland	—	—

(1)	Mr. Flexon resigned on November 3, 2009. Pursuant to his DSU agreement, 11,360 DSUs will convert on May 2, 2010, six months after his date of termination.
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
Severance and Change-in-Control
     Mr. Crane, pursuant to his employment agreement, and the other NEOs, pursuant to the CIC Plan are entitled to certain severance payments and benefits in the event of termination of employment under certain circumstances.
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
     The CIC Plan also provides a change-in-control benefit in the event that within 24 months following a change-in-control, NEO employment is either involuntarily terminated by the Company without cause or voluntarily terminated by the executive for good reason. This change-in-control benefit is equal to the executive’s base salary plus annual target incentive times 2.99 (2.00 in the case of Mr. Freeland) payable in a lump sum amount, an amount equal to the NEO’s target bonus for the year of termination, prorated for the number of days during the performance period the NEO was employed by the Company and reimbursement for COBRA benefits continuation cost for a period of 18 months.
     In the event of a change-in-control, all equity granted to the NEOs will become fully vested, consistent with market-competitive practices.
     In general, under Mr. Crane’s employment agreement and the CIC Plan, a “change-in-control” occurs in the event: (1) any person or entity becoming the direct or indirect beneficial owner of 50% or more of the Company’s voting stock, (2) directors serving on the Board as of a specified date cease to constitute at least a majority of the Board unless such directors are approved by a vote of at least two-thirds (2/3) of the incumbent directors, provided that a person whose assumption of office is in connection with an actual or threatened election contest or actual or threatened solicitation of proxies including by reason of agreement intended to avoid or settle such contest shall not be considered to be an incumbent director, (3) any reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or other transaction is consummated and the previous stockholders of the Company fail to own at least 50% of the combined voting power of the resulting entity or (4) the stockholders approve a plan or proposal to liquidate or dissolve the Company. An involuntary termination without “cause” means the NEO’s termination by the Company for any reason other than the NEO’s conviction of, or agreement to a plea of nolo contendere to, a felony or other crime involving moral turpitude, willful failure to perform his duties or willful gross neglect or willful gross misconduct. A voluntary termination for “good reason” means the resignation of the NEO in the event of a material reduction in his compensation or benefits, a material diminution in his title, authority, duties or responsibilities or the failure of a successor to the Company to assume the CIC Plan or in the case of Mr. Crane, his employment agreement. In the case of Mr. Crane only, “good reason” also includes any failure by the Company to comply with his employment agreement, his removal from the Board, the failure to elect him to the Board during any regular election as well as a change in reporting structure of the Company requiring Mr. Crane to report to anyone other than the Board. The amount of compensation payable to each NEO in each circumstance is shown in the table below, assuming that termination of employment occurred as of December 31, 2009, and including payments that would have been earned as of such date. The amounts shown below do not include benefits payable under the NRG Pension Plan, the NRG 401(k) plan or DSUs.

			Involuntary Not for
	Involuntary	Voluntary	Cause or Voluntary	Death ($)
	Termination Not	Termination for	for Good Reason following	or
Named Executive Officer	for Cause ($)	Good Reason ($)	a Change-in-Control ($)	Disability ($)
David Crane	8,793,412	8,793,412	14,331,812	5,961,412
Denise M. Wilson	621,600	621,600	3,233,131	1,752,431
Kevin T. Howell	741,600	741,600	4,112,054	1,942,834
Mauricio Gutierrez	621,600	621,600	2,869,537	1,396,706
Robert C. Flexon	N/A	N/A	N/A	N/A
Clint C. Freeland	599,100	599,100	1,874,243	753,997

Director Compensation
Fiscal Year Ended December 31, 2009

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($)*		Total ($)
Kirbyjon H. Caldwell	107,386	180,021		287,407	(1)
John F. Chlebowski	90,000	90,017	(2)	180,017
Lawrence S. Coben	100,000	100,004	(3)	200,004
Howard E. Cosgrove	162,500	162,506	(4)	325,006
Stephen L. Cropper	90,000	90,017	(5)	180,017
William E. Hantke	107,500	107,523	(6)	215,023
Paul W. Hobby	100,000	100,004		200,004
Gerald Luterman	99,205	180,029		279,234	(7)
Kathleen A. McGinty	90,000	90,017	(8)	180,017
Anne C. Schaumburg	100,000	100,004	(9)	200,004
Herbert H. Tate	100,000	100,004	(10)	200,004
Thomas H. Weidemeyer	100,000	100,004	(11)	200,004
Walter R. Young	90,000	90,017		180,017

*	The assumptions made in these valuations are discussed in the Company’s Original Filing in Item 14 — Consolidated Financial Statements.

(1)	Reflects initial grant upon joining the Board in March 2009 of equity and cash in addition to annual compensation.

(2)	Mr. Chlebowski also is vested in 30,098 DSUs payable upon his termination of service as a Board member.

(3)	Mr. Coben also is vested in 32,933 DSUs payable upon his termination of service as a Board member.

(4)	Mr. Cosgrove also is vested in 58,842 DSUs, 40,040 of which are payable upon his termination of service as a Board member; 11,686 of which are payable in the year following his termination of service as a Board member and 7,116 of which are payable in the second year following his termination of service as a Board member.

(5)	Mr. Cropper also is vested in 22,380 DSUs payable upon his termination of service as a Board member.

(6)	Mr. Hantke also is vested in 4,542 DSUs payable in accordance with the following schedule: (i) 1,012 on March 1, 2010; (ii) 1,168 on June 1, 2010; (iii) 646 on June 2, 2010; (iv) 423 on June 1, 2011; (v) 646 on June 2, 2011; and (vi) 647 on June 2, 2012.

(7)	Reflects initial grant upon joining the Board in April 2009 of equity and cash in addition to annual compensation.

(8)	Ms. McGinty also is vested in 4,604 DSUs payable upon her termination of service as a Board member.

(9)	Ms. Schaumburg also is vested in 14,712 DSUs payable upon her termination of service as a Board member.

(10)	Mr. Tate also is vested in 3,182 DSUs payable upon his termination of service as a Board member.

(11)	Mr. Weidemeyer also is vested in 22,448 DSUs payable upon his termination of service as a Board member.
          Non-employee directors other than the Non-Executive Chairman, receive total annual compensation of $180,000 for their service as a Board member. Mr. Cosgrove, as Non-Executive Chairman, receives $325,000 in total annual compensation. Additional annual compensation is provided for certain Committee Chair responsibilities. As Chair of the Audit Committee, Mr. Hantke receives an additional $35,000 per year. The Chairs of Board Committees other than ad hoc committees and the Audit Committee, i.e., Mr. Weidemeyer (Compensation Committee), Mr. Coben (Governance and Nominating Committee), Mr. Hobby (Commercial Operations and Oversight Committee), Mr. Tate (Nuclear Oversight Subcommittee) and Ms. Schaumburg (Finance Committee), receive an additional $20,000 per year. Mr. Crane, as an employee director, does not receive additional separate compensation for his Board service.

          Directors receive 50 percent of their total annual compensation in the form of cash and the remaining 50 percent in the form of vested DSUs. In their first year of service, directors receive an additional allocation of 50% of their total annual compensation in the form of vested DSUs and a pro-rata portion of their total annual compensation in cash. Each DSU is equivalent in value to one share of NRG’s Common Stock and represents the right to receive one such share of Common Stock payable at the time elected by the director, or in the event the director does not make an election with respect to payment, when the director ceases to be a member of the Board. Similar to the competitive assessment performed by Frederic W. Cook on behalf of the NEO population, Frederic W. Cook performed a similar review of director compensation. Results of the review were shared with the Committee who made a recommendation to the full Board for final approval. Competitive pay levels are necessary in order for NRG to secure the desired Board-level talent necessary to provide short- and long-term strategic direction to the Company.
Director Stock Ownership Guidelines
          Directors are required to retain all stock received as compensation for the duration of their service on the Board, although they may sell shares as necessary to cover tax liability associated with the conversion of DSUs to Common Stock. Exceptions to these requirements may be made by the Board under special circumstances.
Compensation Committee Interlocks and Insider Participation
          No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of the Board. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Voting Stock Ownership of Directors, Named Executive Officers and Certain Beneficial Owners
     The following table sets forth information concerning beneficial ownership of the Company’s Common Stock as of April 26, 2010, for: (a) each director and the nominees for director; (b) named executive officers set forth in the Summary Compensation Table; and (c) the directors and executive officers as a group. For each person known to the Company to own more than five percent of the Company’s Common Stock, the information provided is as of the date of their most recent filing with the SEC. None of the directors, nominees for director or named executive officers own any of the Company’s preferred stock, and the Company is not aware of any person who owns more than five percent of the Company’s preferred stock. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares set forth in the following table.
     Except as noted below, the address of the beneficial owners is NRG Energy, Inc., 211 Carnegie Center, Princeton, New Jersey 08540.

	Percent of
Name of Beneficial Owner	Class**	Common Stock(1)
David Crane	*	2,084,186	(2)
Robert C. Flexon	*	89,510	(3)
Clint C. Freeland	*	23,298	(4)
Mauricio Gutierrez	*	117,504	(5)
Kevin T. Howell	*	280,452	(6)
Gerald Luterman	*	8,995	(7)
Denise M. Wilson	*	90,333	(8)
Howard E. Cosgrove	*	66,891	(9)
Kirbyjon H. Caldwell	*	8,798	(7)
John F. Chlebowski	*	33,893	(7)
Lawrence S. Coben	*	39,601	(10)
Stephen L. Cropper	*	33,175	(11)
William E. Hantke	*	10,729	(12)
Paul W. Hobby	*	16,427
Kathleen McGinty	*	8,399	(7)
Anne C. Schaumburg	*	18,928	(7)
Herbert H. Tate	*	18,372	(13)
Thomas H. Weidemeyer	*	28,664	(14)
Walter R. Young	*	48,990
All Directors and Executive Officers as a group (27 people)	1.33%	3,401,219	(15)
BlackRock, Inc.	10.11%	25,810,188	(16)
40 East 52nd Street New York, New York 10022
FMR LLC	8.28%	21,135,173	(17)
82 Devonshire Street Boston, Massachusetts 02109
Orbis Investment Management Limited Orbis Asset Management Limited	6.05%	15,435,027	(18)
25 Front Street Hamilton, Bermuda HM11
T. Rowe Price Associates, Inc.	7.17%	18,313,416	(19)
100 E. Pratt Street Baltimore, Maryland 21202

*	Less than one percent of outstanding Common Stock.

**	Percentage ownership of 5%+ stockholders is provided as of April 26, 2010.

(1)	The number of shares beneficially owned by each person or entity is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each person or entity is considered the beneficial owner of any: (a) shares to which such person or entity has sole or shared voting power or investment power and (b) shares that such person or entity has the right to acquire within 60 days through the exercise of stock options or similar rights. Unless otherwise indicated, each person or entity has sole investment and voting power (or such person shares such powers with his or her spouse) with respect to the shares set forth in the table above.

(2)	Includes 1,849,782 shares that may be acquired at or within 60 days of April 26, 2010, pursuant to the exercise of options. Mr. Crane also owns 38,142 deferred stock units (“DSUs”). Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock. Mr. Crane will receive one such share of Common Stock for each deferred stock unit he owns six months from the date of his termination of employment with NRG.

(3)	Mr. Flexon also owns 11,360 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock. Mr. Flexon will receive one such share of Common Stock for each deferred stock unit he owns on May 3, 2010, six months from the date of his termination of employment with NRG.

(4)	Includes 18,298 shares that may be acquired at or within 60 days of April 26, 2010, pursuant to the exercise of options.

(5)	Includes 99,744 shares that may be acquired at or within 60 days of April 26, 2010, pursuant to the exercise of options.

(6)	Includes 67,196 shares that may be acquired at or within 60 days of April 26, 2010, pursuant to the exercise of options.

(7)	Represents DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event the director ceases to be a member of the Board.

(8)	Includes 89,833 shares that may be acquired at or within 60 days of April 26, 2010, pursuant to the exercise of options.

(9)	Includes 20,000 shares held by Mr. Cosgrove’s spouse and 46,891 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Cosgrove ceases to be a member of the Board. Mr. Cosgrove also owns 18,802 DSUs that will be exchanged for shares of NRG’s Common Stock on a one-to-one basis on the following schedule: (i) 11,686 twelve months from the date of termination and (ii) 7,116 twenty-four months from the date of termination.

(10)	Includes 37,149 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Coben ceases to be a member of the Board.

(11)	Includes 26,175 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Cropper ceases to be a member of the Board.

(12)	Mr. Hantke also owns 5,115 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock. The 5,115 DSUs issued to him will be exchanged for such Common Stock on a one-to-one basis on the following schedule: (i) 423 on June 1, 2011, (ii) 1,779 on June 2, 2011, (iii) 1,779 on June 2, 2012 and (iv) 1,134 on June 2, 2013.

(13)	Includes 3,182 DSUs. Each deferred stock unit is equivalent in value to one share of NRG’s Common Stock, payable in the event Mr. Tate ceases to be a member of the Board.

(14)	Includes 26,664 DSUs payable in the event Mr. Weidemeyer ceases to be a member of the Board.

(15)	Consists of the total holdings of directors, named executive officers, and all other executive officers as a group. Includes shares that may be acquired at or within 60 days of June 4, 2010, pursuant to the exercise of options, the vesting of restricted stock units (“RSUs”), or the exchange of DSUs. Each RSU and DSU is equivalent in value to one share of NRG’s Common Stock.

(16)	Based upon information set forth in the Schedule 13G filed on January 7, 2010 by BlackRock, Inc. (“BlackRock”). BlackRock has the sole power to vote 25,810,188 shares.

(17)	Based on information set forth in the Schedule 13G/A filed jointly on February 12, 2010 by FMR LLC and Edward C. Johnson 3d. Fidelity Management & Research Company (“Fidelity”) is a wholly owned subsidiary of FMR LLC and as a result of acting as an investment adviser is the beneficial owner of 16,792,921 shares. FMR LLC and Edward C. Johnson 3d each have sole power to dispose of the shares owned by Fidelity. FMR LLC has the sole power to vote 4,052,722 shares, and sole dispositive power over 21,135,173 shares. Edward C. Johnson 3d has sole dispositive power over 21,135,173 shares.

(18)	Based upon information set forth in the Schedule 13G filed jointly on February 12, 2010 by Orbis Investment Management Limited (“OIML”) and Orbis Asset Management Limited (“OAML”). OIML and OAML have the sole power to vote 15,234,793 shares and shared power to vote 200,234 shares; OIML and OAML have sole dispositive power over 15,435,027 shares. OIML and OAML filed together because they may be deemed to constitute a “group” for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

(19)	Based upon information set forth in the Schedule 13G/A filed on February 12, 2010 by T. Rowe Price Associates, Inc. (“T. Rowe”). T. Rowe has the sole power to vote 4,229,210 shares and sole dispositive power over 18,295,866 shares.
Securities Authorized for Issuance under Equity Compensation Plans

(c)
	(a)		Number of Securities Remaining
	Number of Securities to be	(b)	Available for Future Issuance Under
	Issued Upon Exercise of	Weighted-Average Exercise	Equity Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	7,947,003	$25.07	5,548,061	(1)
Equity compensation plans not approved by security holders.	—	N/A	—

Total	7,947,003	$25.07	5,548,061

(1)	Consists of NRG Energy, Inc.’s LTIP and NRG Energy, Inc.’s Employee Stock Purchase Plan (the “ESPP”). The LTIP became effective upon the Company’s emergence from bankruptcy. The LTIP was subsequently approved by the Company’s stockholders on August 4, 2004, and was amended on April 28, 2006, to increase the number of shares available for issuance to 16,000,000, on a post-split basis, and again on December 8, 2006, to make technical and administrative changes. The LTIP provides for grants of stock options, stock appreciation rights, restricted stock, performance units, deferred stock units and dividend equivalent rights. NRG’s directors, officers and employees, as well as other individuals performing services for, or to whom an offer of employment has been extended by the Company, are eligible to receive grants under the LTIP. The purpose of the LTIP is to promote the Company’s long-term growth and profitability by providing these individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee of the Board of Directors administers the LTIP. There were 5,129,593 and 6,798,074 shares of common stock remaining available for grants of awards under NRG’s LTIP as of December 31, 2009, and 2008, respectively. The ESPP was approved by the Company’s stockholders on May 14, 2008. There were 500,000 shares reserved from the Company’s treasury shares for the ESPP. As of December 31, 2009, there were 418,468 shares of treasury stock reserved for issuance under the ESPP. In January 2010, 54,845 shares were issued to employees accounts from the treasury stock reserve for the ESPP.
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
There were no Related Person Transactions for the year ended December 31, 2009.
Director Independence
     The Board is made up of a majority of independent directors. An “independent” director is a director who meets the criteria for independence as required by the applicable law and the NYSE listing standards and is affirmatively determined to be “independent” by the Board. The Board has determined that each of the current directors is independent under the listing standards of the NYSE, with the exception of David Crane, President and Chief Executive Officer, Gerald Luterman, during his service as Interim Chief Financial Officer, and Paul Hobby, whose sister-in-law is a current partner at KPMG LLP, the Company’s independent registered public accounting firm. Thomas Weidemeyer serves as a director of Waste Management, Inc., a service provider to the Company in the ordinary course of business, and a Reliant Energy electricity customer. Kirbyjon Caldwell serves as director of Continental Airlines, which is also a Reliant Energy electricity customer. Kathleen McGinty serves as director of Weston Solutions, Inc., which provided approximately $80,000 of services for toxicity and water testing in the Company’s West Region. The Board has evaluated the business relationships between the Company and each of these companies and has concluded that each business relationship is immaterial and does not interfere with Mr. Weidemeyer’s, Mr. Caldwell’s, or Ms. McGinty’s exercise of independent judgment on the Board. Each of the Audit, Compensation, and Governance and Nominating Committees is made up solely of independent directors. In accordance with the Company’s Guidelines (available on the Company’s website) and NYSE listing standards, all members of the Audit Committee meet additional independence standards applicable to audit committee members.
Item 14 — Principal Accounting Fees and Services
Audit and Nonaudit Fees
     The following table presents fees for professional services rendered by KPMG LLP, our principal independent registered public accounting firm, for the years ended December 31, 2009, and December 31, 2008.

	Year Ended December 31
	2009	2008
	(In thousands)
Audit Fees	$8,840	$6,961
Audit-Related Fees	95	234
Tax Fees	1,496	832
All Other Fees	—	—

Total	$10,431	$8,027

Audit Fees
     For 2009 and 2008 audit services, KPMG LLP billed us approximately $8,840,000 and $6,961,000, respectively, for the audit of our financial statements, which includes services performed related to the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements. All of the work was performed by full-time, permanent employees of KPMG LLP.

Audit-Related Fees
     Audit-related fees in 2009 consist of attest fees for grant applications while 2008 primarily consist of fees incurred for financing transactions. For 2009 and 2008, audit-related fees billed to us by KPMG LLP totaled approximately $95,000 and $234,000, respectively.
Tax Fees
     Tax fees relate to services provided for tax compliance, tax planning, due diligence assistance, and advice on both domestic and international matters. For 2009 and 2008 tax services, KPMG LLP billed us approximately $1,496,000 and $832,000, respectively.
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
PART IV
Item 15 — Exhibits, Financial Statement Schedules
     (a)(3) Exhibits: See Exhibit Index for a list of exhibits filed or incorporated by reference as part of this Amendment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NRG Energy, Inc. (Registrant)
/s/ David W. Crane
David W. Crane,
Chief Executive Officer (Principal Executive Officer)

/s/ Gerald Luterman
Gerald Luterman,
Chief Financial Officer (Principal Financial Officer)

/s/ James J. Ingoldsby
James J. Ingoldsby,
Chief Accounting Officer (Principal Accounting Officer)

Date: April 30, 2010

EXHIBIT INDEX

2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.(5)

2.2	First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.(5)

2.3	Acquisition Agreement, dated as of September 30, 2005, by and among NRG Energy, Inc., Texas Genco LLC and the Direct and Indirect Owners of Texas Genco LLC.(11)

3.1	Amended and Restated Certificate of Incorporation.(45)

3.2	Amended and Restated By-Laws.(47)

3.3	Certificate of Designations of 3.625% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 11, 2005.(17)

3.4	Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on August 14, 2006.(27)

3.5	Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on February 27, 2008.(36)

3.6	Second Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on August 8, 2008.(37)

4.1	Supplemental Indenture dated as of December 30, 2005, among NRG Energy, Inc., the subsidiary guarantors named on Schedule A thereto and Law Debenture Trust Company of New York, as trustee.(13)

4.2	Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.(2)

4.3	Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.(2)

4.4	NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.(2)

4.5	Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.(3)

4.6	Specimen of Certificate representing common stock of NRG Energy, Inc.(26)

4.7	Indenture, dated February 2, 2006, among NRG Energy, Inc. and Law Debenture Trust Company of New York.(19)

4.8	First Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(20)

4.9	Second Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(20)

4.10	Form of 7.250% Senior Note due 2014.(20)

4.11	Form of 7.375% Senior Note due 2016.(20)

4.12	Form of 7.375% Senior Note due 2017.(29)

4.13	Form of 8.5% Senior Note due 2019.(42)

4.14	Third Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(22)

4.15	Fourth Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re:
NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(22)

4.16	Fifth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(23)

4.17	Sixth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(23)

4.18	Seventh Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(28)

4.19	Eighth Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(28)

4.20	Ninth Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(29)

4.21	Tenth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(33)

4.22	Eleventh Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(33)

4.23	Twelfth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(33)

4.24	Thirteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(34)

4.25	Fourteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(34)

4.26	Fifteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(34)

4.27	Sixteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(40)

4.28	Seventeenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(40)

4.29	Eighteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(40)

4.30	Nineteenth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(41)

4.31	Twentieth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(41)

4.32	Twenty-First Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(41)

4.33	Twenty-Second Supplemental Indenture, dated June 5, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.(42)

4.34	Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019. (44).

4.35	Twenty-Fourth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.250% Senior Notes due 2014.(46)

4.36	Twenty-Fifth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2016.(46).

4.37	Twenty-Sixth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.375% Senior Notes due 2017.(46).

4.38	Twenty-Seventh Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019. (46).

10.1	Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.(4)

10.2	Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.(4)

10.3*	Form of NRG Energy Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Officers and Key Management.(15)

10.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.(15)

10.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Non-Qualified Stock Option Agreement.(8)

10.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.(8)

10.7*	Form of NRG Energy, Inc. Long-Term Incentive Plan Performance Unit Agreement.(49)

10.8*	Annual Incentive Plan for Designated Corporate Officers.(43)

10.9	Railroad Car Full Service Master Leasing Agreement, dated as of February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.(15)

10.10	Purchase Agreement (West Coast Power) dated as of December 27, 2005, by and among NRG Energy, Inc., NRG West Coast LLC (Buyer), DPC II Inc. (Seller) and Dynegy, Inc.(14)

10.11	Purchase Agreement (Rocky Road Power), dated as of December 27, 2005, by and among Termo Santander Holding, L.L.C.(Buyer), Dynegy, Inc., NRG Rocky Road LLC (Seller) and NRG Energy, Inc.(14)

10.12	Stock Purchase Agreement, dated as of August 10, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(17)

10.13	Agreement with respect to the Stock Purchase Agreement, dated December 19, 2008, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.(37)

10.14	Investor Rights Agreement, dated as of February 2, 2006, by and among NRG Energy, Inc. and Certain Stockholders of NRG Energy, Inc. set forth therein.(21)

10.15†	Terms and Conditions of Sale, dated as of October 5, 2005, between Texas Genco II LP and Freight Car America, Inc., (including the Proposal Letter and Amendment thereto).(25)

10.16*	Amended and Restated Employment Agreement, dated December 4, 2008, between NRG Energy, Inc. and David Crane.(37)

10.17*	CEO Compensation Table.(48)

10.18	Limited Liability Company Agreement of NRG Common Stock Finance I LLC.(27)

10.19	Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC.(27)

10.20	Amendment Agreement, dated February 27, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(36)

10.21	Amendment Agreement, dated August 8, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.22	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.23	Agreement with respect to Note Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.24	Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.(27)

10.25	Preferred Interest Amendment Agreement, dated February 27, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(36)

10.26	Preferred Interest Amendment Agreement, dated August 8, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.27	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.28	Agreement with respect to Preferred Interest Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.(37)

10.29	Second Amended and Restated Credit Agreement, dated June 8, 2007, by and among NRG Energy, Inc., the lenders party thereto, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Citicorp North America Inc. and Credit Suisse.(32)

10.30*	Amended and Restated Long-Term Incentive Plan(43)

10.31*	NRG Energy, Inc. Executive Change-in-Control and General Severance Agreement, dated December 9, 2008.(37)

10.32†	Amended and Restated Contribution Agreement (NRG), dated March 25, 2008, by and among Texas Genco Holdings, Inc., NRG South Texas LP and NRG Nuclear Development Company LLC and Certain Subsidiaries Thereof.(36)

10.33†	Contribution Agreement (Toshiba), dated February 29, 2008, by and between Toshiba Corporation and NRG Nuclear Development Company LLC.(36)

10.34†	Multi-Unit Agreement, dated February 29, 2008, by and among Toshiba Corporation, NRG Nuclear Development Company LLC and NRG Energy, Inc.(36)

10.35†	Amended and Restated Operating Agreement of Nuclear Innovation North America LLC, dated May 1, 2008.(36)

10.36	Credit Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments LLC, NINA Texas 3 LLC and NINA Texas 4 LLC, as Borrowers and Toshiba America Nuclear Energy Corporation, as Administrative Agent and as Collateral Agent.(38)

10.37†	LLC Membership Purchase Agreement between Reliant Energy, Inc. and NRG Retail LLC, dated as of February 28, 2009.(39)

12.1	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges.(49)

12.2	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.(49)

21.1	Subsidiaries of NRG Energy. Inc.(49)

23.1	Consent of KPMG LLP.(49)

31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane.(1)

31.2	Rule 13a-14(a)/15d-14(a) certification of Gerald Luterman.(1)

31.3	Rule 13a-14(a)/15d-14(a) certification of James J. Ingoldsby.(1)

32	Section 1350 Certification.(49)

101.INS	XBRL Instance Document(49)

101.SCH	XBRL Taxonomy Extension Schema(49)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(49)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(49)

101.LAB	XBRL Taxonomy Extension Label Linkbase(49)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(49)

*	Exhibit relates to compensation arrangements.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 16, 2004.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 31, 2003.

(4)	Incorporated herein by reference to NRG Energy Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-33397.

(5)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 19, 2003.

(6)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(7)	Incorporated herein by reference to NRG Energy, Inc.’s 2004 proxy statement on Scheduleb14A filed on July 12, 2004.

(8)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

(9)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 3, 2005.

(10)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on January 4, 2006.

(12)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 28, 2005.

(13)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 30, 2005.

(14)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 24, 2005.

(15)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 11, 2005.

(16)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 3, 2005.

(17)	Incorporated herein by reference to NRG Energy, Inc.’s Form 8-A filed on January 27, 2006.

(18)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 6, 2006.

(19)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on February 8, 2006.

(20)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on March 16, 2006.

(21)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 3, 2006.

(22)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on May 4, 2006.

(23)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on March 7, 2006.

(24)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on August 4, 2006.

(25)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 10, 2006.

(26)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 14, 2006.

(27)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on November 27, 2006.

(28)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 26, 2007.

(29)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on May 2, 2007.

(30)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on June 13, 2007.

(31)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 20, 2007.

(32)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on September 4, 2007.

(33)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on February 28, 2008.

(34)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on May 1, 2008.

(35)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on October 30, 2008.

(36)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 9, 2008.

(37)	Incorporated herein by reference to NRG Energy, Inc.’s annual report on Form 10-K filed on February 12, 2009.

(38)	Incorporated herein by reference to NRG Energy Inc’s current report on Form 8-K filed on February 27, 2009.

(39)	Incorporated herein by reference to NRG Energy, Inc.’s quarterly report on Form 10-Q filed on April 30, 2009.

(40)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 4, 2009.

(41)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on May 14, 2009.

(42)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on June 5, 2009.

(43)	Incorporated herein by reference to NRG Energy, Inc.’s 2009 proxy statement on Schedule 14A filed on June 16, 2009.

(44)	Incorporated herein by reference to NRG Energy, Inc’s current report on Form 8-K filed on July 15, 2009.

(45)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on August 4, 2009.

(46)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 6, 2009.

(47)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on October 21, 2009.

(48)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on December 9, 2009.

(49)	Incorporated herein by reference to NRG Energy, Inc.’s original report on Form 10-K filed on February 23, 2010.