Form 10-Q
period 2010-06-30
NRG ENERGY, INC.
filed 2010-08-02
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010

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
Yes ☑     No ☐
     As of July 29, 2010, there were 253,184,870 shares of common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
     When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Baseload capacity	Electric power generation capacity normally expected to serve loads on an around-the-clock basis throughout the calendar year

BTU	British Thermal Unit

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAISO	California Independent System Operator

CATR	Clean Air Transport Rule

Capital Allocation Plan	Share repurchase program

Capital Allocation Program	NRG’s plan of allocating capital between debt reduction, reinvestment in the business, and share repurchases through the Capital Allocation Plan

C&I	Commercial, industrial and governmental/institutional

CFTC	U.S. Commodity Futures Trading Commission

CO2	Carbon dioxide

CPS	CPS Energy

CSF Debt	CSF I and CSF II issued notes and preferred interest, individually referred to as CSF I Debt and CSF II Debt

CSRA	Credit Sleeve Reimbursement Agreement with Merrill Lynch in connection with acquisition of Reliant Energy, as hereinafter defined

CSRA Amendment	Amendment of the existing CSRA with Merrill Lynch which became effective October 5, 2009

DNREC	Delaware Department of Natural Resources and Environmental Control

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

Exchange Act	The Securities Exchange Act of 1934, as amended

Expected Baseload Generation	The net baseload generation limited by economic factors (relationship between cost of generation and market price) and reliability factors (scheduled and unplanned outages)

FASB	Financial Accounting Standards Board — the designated organization for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

Funded Letter of Credit Facility
NRG’s $1.3 billion term loan-backed fully funded senior secured letter of credit facility, of which $500 million matures on February 1, 2013, and $800 million matures on August 31, 2015, and is a component of NRG’s Senior Credit Facility

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

RepoweringNRG	NRG’s program designed to develop, finance, construct and operate new, highly efficient, environmentally responsible capacity

RERH	RERH Holding, LLC and its subsidiaries

Revolving Credit Facility	NRG’s $875 million senior secured revolving credit facility, which matures on August 31, 2015, and is a component of NRG’s Senior Credit Facility

RGGI	Regional Greenhouse Gas Initiative

RMR	Reliability Must-Run

ROIC	Return on invested capital

RRI	RRI Energy, Inc. (formerly Reliant Energy, Inc.)

Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended

SEC	United States Securities and Exchange Commission

Securities Act	The Securities Act of 1933, as amended

Senior Credit Facility	NRG’s senior secured facility, which is comprised of a Term Loan Facility, an $875 million Revolving Credit Facility and a $1.3 billion Funded Letter of Credit Facility

Senior Notes
The Company’s $5.4 billion outstanding unsecured senior notes consisting of $1.2 billion of 7.25% senior notes due 2014, $2.4 billion of 7.375% senior notes due 2016, $1.1 billion of 7.375% senior notes due 2017, and $700 million of 8.5% senior notes due 2019

SO2	Sulfur dioxide

STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% Interest

STPNOC	South Texas Project Nuclear Operating Company

TANE	Toshiba America Nuclear Energy Corporation

TANE Facility	NINA’s $500 million credit facility with TANE which matures on February 24, 2012

TEPCO	The Tokyo Electric Power Company of Japan, Inc.

Term Loan Facility
A senior first priority secured term loan, of which approximately $975 million matures on February 1, 2013 and $1.0 billion matures on August 31, 2015, and is a component of NRG’s Senior Credit Facility

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

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2010	2009	2010	2009

Operating Revenues
Total operating revenues	$2,133	$2,237	$4,348	$3,895

Operating Costs and Expenses
Cost of operations	1,329	1,242	2,968	2,008
Depreciation and amortization	208	213	410	382
Selling, general and administrative	139	131	269	214
Acquisition-related transaction and integration costs	—	23	—	35
Development costs	13	9	22	22

Total operating costs and expenses	1,689	1,618	3,669	2,661
Gain on sale of assets	—	—	23	—

Operating Income	444	619	702	1,234

Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	11	5	25	27
Gain on sale of equity method investment	—	128	—	128
Other income/(expense), net	19	(11)	23	(14)
Interest expense	(147)	(159)	(300)	(297)

Total other expense	(117)	(37)	(252)	(156)

Income Before Income Taxes	327	582	450	1,078
Income tax expense	117	150	182	448

Net Income	210	432	268	630
Less: Net loss attributable to noncontrolling interest	(1)	(1)	(1)	(1)

Net income attributable to NRG Energy, Inc.	211	433	269	631

Dividends for preferred shares	3	7	5	21

Income Available for NRG Energy, Inc. Common Stockholders	$208	$426	$264	$610

Earnings per share attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	255	253	254	245
Net Income per Weighted Average Common Share — basic	$0.82	$1.68	$1.04	$2.49
Weighted average number of common shares outstanding — diluted	256	275	256	275
Net Income per Weighted Average Common Share — diluted	$0.81	$1.56	$1.03	$2.27

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
(In millions, except shares)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,168	$2,304
Funds deposited by counterparties	310	177
Restricted cash	13	2
Accounts receivable — trade, less allowance for doubtful accounts of $21 and $29, respectively	909	876
Inventory	535	541
Derivative instruments valuation	1,800	1,636
Cash collateral paid in support of energy risk management activities	391	361
Prepayments and other current assets	243	311

Total current assets	6,369	6,208

Property, plant and equipment, net of accumulated depreciation of $3,414 and $3,052, respectively	11,793	11,564

Other Assets
Equity investments in affiliates	394	409
Note receivable — affiliate and capital leases, less current portion	434	504
Goodwill	1,716	1,718
Intangible assets, net of accumulated amortization of $862 and $648, respectively	1,626	1,777
Nuclear decommissioning trust fund	360	367
Derivative instruments valuation	910	683
Restricted cash supporting funded letter of credit facility	1,300	—
Other non-current assets	201	148

Total other assets	6,941	5,606

Total Assets	$25,103	$23,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$179	$571
Accounts payable	690	697
Derivative instruments valuation	1,484	1,473
Deferred income taxes	244	197
Cash collateral received in support of energy risk management activities	310	177
Accrued expenses and other current liabilities	623	647

Total current liabilities	3,530	3,762

Other Liabilities
Long-term debt and capital leases	7,991	7,847
Funded letter of credit	1,300	—
Nuclear decommissioning reserve	309	300
Nuclear decommissioning trust liability	234	255
Deferred income taxes	1,768	1,783
Derivative instruments valuation	433	387
Out-of-market contracts	258	294
Other non-current liabilities	1,002	806

Total non-current liabilities	13,295	11,672

Total Liabilities	16,825	15,434

3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	248	247
Commitments and Contingencies
Stockholders’ Equity
Preferred stock (at liquidation value, net of issuance costs)	—	149
Common stock	3	3
Additional paid-in capital	5,311	4,948
Retained earnings	3,596	3,332
Less treasury stock, at cost — 50,625,606 and 41,866,451 shares, respectively	(1,373)	(1,163)
Accumulated other comprehensive income	476	416
Noncontrolling interest	17	12

Total Stockholders’ Equity	8,030	7,697

Total Liabilities and Stockholders’ Equity	$25,103	$23,378

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)
Six months ended June 30,	2010	2009

Cash Flows from Operating Activities
Net income	$268	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	(9)	(27)
Depreciation and amortization	410	382
Provision for bad debts	22	9
Amortization of nuclear fuel	19	19
Amortization of financing costs and debt discount/premiums	15	21
Amortization of intangibles and out-of-market contracts	1	15
Changes in deferred income taxes and liability for unrecognized tax benefits	179	445
Changes in nuclear decommissioning trust liability	9	15
Changes in derivatives	(55)	(368)
Changes in collateral deposits supporting energy risk management activities	(30)	245
Gain on sale of assets, net	(11)	(1)
Gain on sale of equity method investment	—	(128)
Loss/(gain) on sale of emission allowances	3	(9)
Gain recognized on settlement of pre-existing relationship	—	(31)
Amortization of unearned equity compensation	15	13
Changes in option premiums collected, net of acquisition	34	(270)
Cash used by changes in other working capital, net of acquisition	(265)	(238)

Net Cash Provided by Operating Activities	605	722

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(141)	(345)
Capital expenditures	(330)	(374)
Increase in restricted cash, net	(11)	(3)
Decrease/(increase) in notes receivable	15	(11)
Purchases of emission allowances	(45)	(52)
Proceeds from sale of emission allowances	11	15
Investments in nuclear decommissioning trust fund securities	(76)	(172)
Proceeds from sales of nuclear decommissioning trust fund securities	67	157
Proceeds from renewable energy grants	102	—
Proceeds from sale of assets, net	30	6
Proceeds from sale of equity method investment	—	284
Other	(7)	(5)

Net Cash Used by Investing Activities	(385)	(500)

Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	(5)	(21)
Payment for treasury stock	(50)	—
Net receipt from/(payments for) acquired derivatives that include financing elements	27	(22)
Installment proceeds from sale of noncontrolling interest in subsidiary	50	50
Proceeds from issuance of long-term debt	141	820
Proceeds from issuance of term loan for funded letter of credit facility	1,300	—
Increase in restricted cash supporting funded letter of credit facility	(1,300)	—
Proceeds from issuance of common stock	2	—
Payment of deferred debt issuance costs	(53)	(29)
Payments for short and long-term debt	(459)	(233)

Net Cash (Used)/Provided by Financing Activities	(347)	565

Effect of exchange rate changes on cash and cash equivalents	(9)	1

Net (Decrease)/Increase in Cash and Cash Equivalents	(136)	788
Cash and Cash Equivalents at Beginning of Period	2,304	1,494

Cash and Cash Equivalents at End of Period	$2,168	$2,282

See notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     NRG Energy, Inc., or NRG or the Company, is primarily a wholesale power generation company with a significant presence in major competitive power markets in the United States, as well as a major retail electricity provider in the ERCOT (Texas) market. NRG is engaged in the ownership, development, construction and operation of power generation facilities, both conventional and renewable, the transacting in and trading of fuel and transportation services, the trading of energy, capacity and related products in the United States and select international markets, and supply of electricity and energy services to retail electricity customers in the Texas market. The Company also seeks to invest in and deploy new energy technologies.
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
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010, and 2009, and cash flows for the six months ended June 30, 2010 and 2009. Certain prior-year amounts have been reclassified for comparative purposes.
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
Note 2 — Summary of Significant Accounting Policies
Other Cash Flow Information
     NRG’s investing activities do not include non-cash capital expenditures of $113 million which were accrued at June 30, 2010.
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

     Other effects of ASU 2009-17/ASU 2010-10 adoption — NRG determined that one of its equity method investments was a VIE as of January 1, 2010, upon adoption of this new guidance. NRG owns a 50% interest in Sherbino I Wind Farm LLC, or Sherbino, a 150MW wind farm operated as a joint venture with BP Wind Energy North America Inc., or BP Wind. The Company has determined that Sherbino is a VIE, but the Company is not the primary beneficiary, under the amended guidance in ASU 2009-17 and ASU 2010-10. Therefore, NRG will continue to account for its investment in Sherbino under the equity method. NRG’s maximum exposure to loss is limited to its equity investment, which is $94 million as of June 30, 2010.
     Borrowings of an equity method investment – In December 2008, Sherbino entered into a 15-year term loan facility which is non-recourse to NRG. As of June 30, 2010, the outstanding principal balance of the term loan facility was $131 million, and is secured by substantially all of Sherbino’s assets and membership interests.
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
     Other — The following accounting standards were adopted on January 1, 2010, with no impact on the Company’s results of operations, financial position or cash flows:
•	ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or ASU 2009-15.
•	ASU No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification, or ASU 2010-02.
•	ASU No. 2010-06, Fair Value Measurement and Disclosures: Improving Disclosures about Fair Value Measurements, or ASU 2010-06.
Note 3 — Comprehensive Income/(Loss)
     The following table summarizes the components of the Company’s comprehensive income/(loss), net of tax:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Net income attributable to NRG Energy, Inc.	$211	$433	$269	$631

Changes in derivative activity	(154)	(109)	103	64
Foreign currency translation adjustment	(36)	36	(42)	18
Reclassification adjustment for translation gain realized upon sale of foreign investments	—	(22)	—	(22)
Unrealized (loss)/gain on available-for-sale securities	(1)	1	(1)	2

Other comprehensive (loss)/income	(191)	(94)	60	62

Comprehensive income attributable to NRG Energy, Inc.	$20	$339	$329	$693

     The following table summarizes the changes in the Company’s accumulated other comprehensive income, net of tax:

(In millions)

Accumulated other comprehensive income as of December 31, 2009	$416
Changes in derivative activity	103
Foreign currency translation adjustment	(42)
Unrealized loss on available-for-sale securities	(1)

Accumulated other comprehensive income as of June 30, 2010	$476

Note 4 — Business Acquisitions and Dispositions
Acquisition of Reliant Energy
     On May 1, 2009, NRG, through its wholly-owned subsidiary, NRG Retail LLC, acquired Reliant Energy from RRI Energy, Inc., or RRI, which consisted of the entire Texas electric retail business operations of RRI, including the exclusive use of the trade name “Reliant” and related branding rights. The acquisition of Reliant Energy was accounted for under the acquisition method of accounting in accordance with ASC 805. Accordingly, NRG conducted an assessment of net assets acquired and recognized identifiable assets acquired and liabilities assumed at their acquisition date fair values. The accounting for this business combination was completed on March 31, 2010.
     NRG paid RRI total cash consideration of approximately $370 million. NRG also recognized a $31 million non-cash gain at the acquisition date, on the settlement of a pre-existing relationship, representing the in-the-money value to NRG of an agreement that permits Reliant Energy to call on certain NRG gas plants when necessary for Reliant Energy to meet its load obligations. This non-cash gain was considered a component of consideration in accordance with ASC 805, and together with cash consideration, brings total consideration to approximately $401 million.
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

Measurement period adjustments
     The following measurement period adjustments to the provisional amounts, attributable to refinement of the underlying appraisal assumptions, were recognized during 2009 subsequent to the acquisition date and through the first quarter of 2010, the end of the measurement period:

Increase/(Decrease)
(In millions)
Assets
Intangible assets subject to amortization:
In-market customer contracts	$57
Customer relationships	(76)
In-market energy supply contracts	17
Deferred tax asset, net	3

Total assets acquired	1

Liabilities
Current and non-current liabilities	6
Out-of-market energy supply and customer contracts	(5)

Total liabilities assumed	1

Net assets acquired	$—

Other Acquisitions
     Northwind Phoenix — On June 22, 2010, NRG, through its wholly-owned subsidiary, NRG Thermal LLC, or NRG Thermal, acquired Northwind Phoenix, LLC, or Northwind Phoenix, for a total purchase price of $100 million, plus a payment for acquired working capital true-ups. Northwind Phoenix owns and operates a district cooling system that provides chilled water to commercial buildings in the Phoenix central business district. In addition, Northwind Phoenix maintains and operates Combined Heat and Power, or CHP, plants that provide chilled water, steam and electricity in metropolitan Tucson and to portions of Arizona State University campuses in Tempe and Mesa. The acquisition was financed by the issuance of $100 million in notes by NRG Thermal. See Note 8, Long-Term Debt, for information related to the notes issued.
     South Trent — On June 14, 2010, NRG acquired South Trent Wind LLC, owner of the South Trent wind farm, or South Trent, a 101 MW wind farm near Sweetwater, Texas, for a total purchase price of $111 million. South Trent commenced operations in January 2009 and consists of 44 turbines producing up to 2.3 MW of power each. The project has a 20-year PPA, which commenced January 2009, for all generation from the site. In connection with the acquisition, NRG paid $32 million in cash and South Trent entered into a financing arrangement that includes a $79 million term loan. See Note 8, Long-Term Debt, for information related to this financing arrangement.
Dispositions
     Padoma — On January 11, 2010, NRG sold its terrestrial wind development company, Padoma Wind Power LLC, or Padoma, to Enel North America, Inc., or Enel. NRG retained its existing ownership interest in its three Texas wind farms: Sherbino, Elbow Creek and Langford. In addition, NRG will maintain a strategic partnership with Enel to evaluate potential opportunities in renewable energy, including the opportunity to participate in wind projects currently in development. NRG recognized a gain on the sale of Padoma of $23 million, which was recorded as a component of operating income in the statement of operations.
     MIBRAG — On June 10, 2009, NRG sold its 50% ownership interest in Mibrag B.V. whose principal holding was MIBRAG. For its share, NRG received EUR 203 million ($284 million at an exchange rate of 1.40 U.S.$/EUR), net of transaction costs. During the three and six months ended June 30, 2009, NRG recognized an after-tax gain of $128 million. Prior to completion of the sale, NRG continued to record its share of MIBRAG’s operations to Equity in earnings of unconsolidated affiliates. In connection with the transaction, NRG entered into a foreign currency forward contract to hedge the impact of exchange rate fluctuations on the sale proceeds. For the three and six months ended June 30, 2009, NRG recorded an exchange loss of $15 million and $24 million, respectively, on the contract within Other income/(expense), net.

Note 5 — Fair Value of Financial Instruments
     The estimated carrying values and fair values of NRG’s recorded financial instruments are as follows:

	Carrying Amount		Fair Value
		December 31,		December 31,
	June 30, 2010	2009	June 30, 2010	2009
		(In millions)
Assets:
Cash and cash equivalents	$2,168	$2,304	$2,168	$2,304
Funds deposited by counterparties	310	177	310	177
Restricted cash	13	2	13	2
Cash collateral paid in support of energy risk management activities	391	361	391	361
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	10	9	10	9
Marketable equity securities	3	5	3	5
Trust fund investments	362	369	362	369
Notes receivable	221	231	232	238
Derivative assets	2,710	2,319	2,710	2,319
Restricted cash supporting funded letter of credit facility	1,300	—	1,300	—
Liabilities:
Long-term debt, including current portion	8,069	8,295	7,991	8,211
Funded letter of credit	1,300	—	1,250	—
Cash collateral received in support of energy risk management activities	310	177	310	177
Derivative liabilities	$1,917	$1,860	$1,917	$1,860

Recurring Fair Value Measurements
     The following table presents assets and liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

(In millions)	Fair Value
As of June 30, 2010	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,168	$—	$—	$2,168
Funds deposited by counterparties	310	—	—	310
Restricted cash	13	—	—	13
Cash collateral paid in support of energy risk management activities	391	—	—	391
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	—	—	10	10
Marketable equity securities	3	—	—	3
Trust fund investments
Cash and cash equivalents	9	—	—	9
U.S. government and federal agency obligations	27	—	—	27
Federal agency mortgage-backed securities	—	61	—	61
Commercial mortgage-backed securities	—	10	—	10
Corporate debt securities	—	50	—	50
Marketable equity securities	172	—	32	204
Foreign government fixed income securities	—	1	—	1
Derivative assets
Commodity contracts	629	2,005	65	2,699
Interest rate contracts	—	—	11	11
Restricted cash supporting funded letter of credit facility	1,300	—	—	1,300

Total assets	$5,022	$2,127	$118	$7,267

Cash collateral received in support of energy risk management activities	$310	$—	$—	$310
Derivative liabilities
Commodity contracts	681	967	152	1,800
Interest rate contracts	—	117	—	117

Total liabilities	$991	$1,084	$152	$2,227

(In millions)	Fair Value
As of December 31, 2009	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,304	$—	$—	$2,304
Funds deposited by counterparties	177	—	—	177
Restricted cash	2	—	—	2
Cash collateral paid in support of energy risk management activities	361	—	—	361
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	—	—	9	9
Marketable equity securities	5	—	—	5
Trust fund investments	214	118	37	369
Derivative assets	489	1,767	63	2,319

Total assets	$3,552	$1,885	$109	$5,546

Cash collateral received in support of energy risk management activities	$177	$—	$—	$177
Derivative liabilities	501	1,283	76	1,860

Total liabilities	$678	$1,283	$76	$2,037

     There have been no transfers during the three months and six months ended June 30, 2010, between Levels 1 and 2. The following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Three months ended June 30, 2010				Six months ended June 30, 2010
	Debt	Trust Fund			Debt	Trust Fund
(In millions)	Securities	Investments	Derivatives(a)	Total	Securities	Investments	Derivatives(a)	Total

Beginning Balance	$9	$37	$(25)	$21	$9	$37	$(13)	$33
Total gains/(losses) (realized and unrealized)
Included in earnings	—	—	(63)	(63)	—	—	(31)	(31)
Included in OCI	1	—	—	1	1	—	—	1
Included in nuclear decommissioning obligations	—	(5)	—	(5)	—	(5)	—	(5)
Purchases	—	—	8	8	—	—	9	9
Transfer into Level 3 (b)	—	—	15	15	—	—	(47)	(47)
Transfer out of Level 3 (b)	—	—	(11)	(11)	—	—	6	6

Ending balance as of June 30, 2010	$10	$32	$(76)	$(34)	$10	$32	$(76)	$(34)

The amount of the total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held as of June 30, 2010	$—	$—	$(61)	$(61)	$—	$—	$(36)	$(36)

	Three months ended June 30, 2009				Six months ended June 30, 2009
	Debt	Trust Fund			Debt	Trust Fund
(In millions)	Securities	Investments	Derivatives(a)	Total	Securities	Investments	Derivatives(a)	Total

Beginning Balance	$7	$27	$126	$160	$7	$31	$49	$87
Total gains/(losses) (realized and unrealized)
Included in earnings	—	—	(49)	(49)	—	—	(30)	(30)
Included in nuclear decommissioning obligations	—	6	—	6	—	2	—	2
Purchases/(sales), net	—	1	(8)	(7)	—	1	(4)	(3)
Transfer in/(out) of Level 3 (b)	—	—	(19)	(19)	—	—	35	35

Ending balance as of June 30, 2009	$7	$34	$50	$91	$7	$34	$50	$91

The amount of the total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held as of June 30, 2009	$—	$—	$(1)	$(1)	$—	$—	$28	$28

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/(out) of Level 3 are related to the availability of external broker quotes. All transfers out are to Level 2.
     Realized and unrealized gains and losses included in earnings that are related to the energy derivatives are recorded in operating revenues and cost of operations.
     In determining the fair value of NRG’s Level 2 and 3 derivative contracts, NRG applies a credit reserve to reflect credit risk which is calculated based on credit default swaps. As of June 30, 2010, the credit reserve resulted in an $11 million decrease in fair value which is composed of a $6 million loss in OCI and a $5 million loss in operating revenue and cost of operations.
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
     Counterparty Credit Risk
     The Company monitors and manages counterparty credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties’ credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty credit risk with a diversified portfolio of counterparties. The Company also has credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at NRG to cover the credit risk of the counterparty until positions settle.

     As of June 30, 2010, total counterparty credit exposure to substantially all counterparties was $1.5 billion and NRG held cash collateral against those positions of $310 million and letters of credit of $11 million, resulting in a net exposure of $1.2 billion. Total counterparty credit exposure is discounted at the risk free rate.
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

Net Exposure(a)
Category	(% of Total)

Financial institutions	59%
Utilities, energy, merchants, marketers and other	31
Coal suppliers	4
ISOs	6

Total as of June 30, 2010	100%

Net Exposure(a)
Category	(% of Total)

Investment grade	88%
Non-Investment grade	2
Non-rated	10

Total as of June 30, 2010	100%

(a)
Counterparty credit exposure excludes California tolling, Northeast load obligations, certain cooperative load contracts, and Texas Westmoreland coal contracts. The aforementioned exposures were excluded for various reasons including regulatory support or liens held against the contracts which serve to reduce the risk of loss. NRG also excludes uranium and coal transportation contracts from counterparty credit exposure because of the illiquidity of the reference markets. Credit exposure also excludes any exposure NRG has to counterparties of non-recourse subsidiaries.

     NRG has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $409 million. Approximately 89% of NRG’s positions relating to credit risk roll-off by the end of 2012. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results or results of operations from nonperformance by any of NRG’s counterparties.
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
     As of June 30, 2010, the Company’s retail customer credit exposure to C&I customers was diversified across many customers and various industries, with a significant portion of the exposure with government entities.
     NRG is also exposed to retail customer credit risk relating to its Mass customers, which may result in a write-off of bad debt. During 2010, the Company continued to experience improved customer payment behavior, but current economic conditions may affect the Company’s customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.
     This footnote should be read in conjunction with the complete description under Note 5, Fair Value of Financial Instruments, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.

Note 6 — Nuclear Decommissioning Trust Fund
     NRG’s nuclear decommissioning trust fund assets, which are for its portion of the decommissioning of the South Texas Project, or STP, are comprised of securities classified as available-for-sale and recorded at fair value based on actively quoted market prices. NRG accounts for the nuclear decommissioning trust fund in accordance with ASC-980 — Regulated Operations, or ASC 980. Since the Company is in compliance with the Public Utility Commission of Texas, or PUCT rules and regulations regarding decommissioning trusts and the cost of decommissioning is the responsibility of the Texas ratepayers, not NRG, all realized and unrealized gains or losses (including other than-temporary-impairments) related to the Nuclear Decommissioning Trust Fund are recorded to the Nuclear Decommissioning Trust Liability to the ratepayers and are not included in net income or accumulated other comprehensive income, consistent with regulatory treatment.
     The following table summarizes the aggregate fair values and unrealized gains and losses (including other-than-temporary impairments) for the securities held in the trust funds as of June 30, 2010, and December 31, 2009, as well as information about the contractual maturities of those securities. The cost of securities sold is determined on the specific identification method.

	As of June 30, 2010				As of December 31, 2009
				Weighted-				Weighted-
				average				average
	Fair	Unrealized	Unrealized	maturities	Fair	Unrealized	Unrealized	maturities
(In millions, except otherwise noted)	Value	gains	losses	(in years)	Value	gains	losses	(in years)

Cash and cash equivalents	$9	$—	$—	—	$4	$—	$—	—
U.S. government and federal agency obligations	25	2	—	11	23	1	—	8
Federal agency mortgage-backed securities	61	3	—	22	60	2	—	23
Commercial mortgage-backed securities	10	—	1	30	10	—	1	29
Corporate debt securities	50	3	—	10	48	3	1	10
Marketable equity securities	204	73	3	—	220	89	2	—
Foreign government fixed income securities	1	—	—	7	2	—	—	6

Total	$360	$81	$4		$367	$95	$4

     The following tables summarize proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales.

	Six months ended June 30,
(In millions)	2010	2009

Realized gains	$2	$2
Realized losses	2	5
Proceeds from sale of securities	67	157

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
     As of June 30, 2010, NRG had cash flow hedge energy-related derivative financial instruments extending through December 2013.
     NRG’s trading activities are subject to limits within the Company’s Risk Management Policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.

Interest Rate Swaps
     NRG is exposed to changes in interest rates through the Company’s issuance of variable and fixed rate debt. In order to manage the Company’s interest rate risk, NRG enters into interest rate swap agreements. As of June 30, 2010, NRG had interest rate derivative instruments extending through June 2028, the majority of which had been designated as either cash flow or fair value hedges.
Volumetric Underlying Derivative Transactions
     The following table summarizes the net notional volume buy/(sell) of NRG’s open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2010, and December 31, 2009. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		June 30, 2010	December 31, 2009
Commodity	Units	(In millions)

Emissions	Short Ton	(7)	(2)
Coal	Short Ton	42	55
Natural Gas	MMBtu	(299)	(484)
Oil	Barrel	—	1
Power	MWh	11	5
Capacity	MW/Day	(3)	(2)
Interest	Dollars	$3,203	$3,291

Fair Value of Derivative Instruments
     The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company’s derivative assets or liabilities are recorded on a separate line item on the balance sheet. The Company has chosen not to offset positions as permitted in ASC 815. As of June 30, 2010, the Company recorded $391 million of cash collateral paid and $310 million of cash collateral received on its balance sheet.
     The following table summarizes the fair value within the derivative instrument valuation on the balance sheet as of June 30, 2010, and December 31, 2009:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
(In millions)	2010	2009	2010	2009

Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$—	$48	$2
Interest rate contracts long-term	11	8	69	106
Commodity contracts current	370	300	8	12
Commodity contracts long-term	511	508	1	6

Total Derivatives Designated as Cash Flow or Fair Value Hedges	892	816	126	126

Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Commodity contracts current	1,430	1,336	1,428	1,459
Commodity contracts long-term	388	167	363	275

Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	1,818	1,503	1,791	1,734

Total Derivatives	$2,710	$2,319	$1,917	$1,860

Accumulated Other Comprehensive Income
     The following table summarizes the effects of ASC 815 on NRG’s Accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Energy	Interest		Energy	Interest
(In millions)	Commodities	Rate	Total	Commodities	Rate	Total

Beginning Balance	$719	$(56)	$663	$461	$(55)	$406
Reclassified from Accumulated OCI to income:
- Due to realization of previously deferred amounts	(128)	(2)	(130)	(234)	—	(234)
Mark-to-market of cash flow hedge accounting contracts	(16)	(8)	(24)	348	(11)	337

Accumulated OCI balance at June 30, 2010, net of $308 tax	$575	$(66)	$509	$575	$(66)	$509

Gains/(losses) expected to be realized from OCI during the next 12 months, net of $186 tax	$348	$(32)	$316	$348	$(32)	$316

(Losses)/gains recognized in income from the ineffective portion of cash flow hedges	$(12)	$2	$(10)	$(14)	$2	$(12)

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Energy	Interest		Energy	Interest
(In millions)	Commodities	Rate	Total	Commodities	Rate	Total

Beginning Balance	$567	$(79)	$488	$406	$(91)	$315
Reclassified from Accumulated OCI to income:
- Due to realization of previously deferred amounts	(76)	(1)	(77)	(188)	—	(188)
- Due to discontinuation of cash flow hedge accounting	—	—	—	(135)	—	(135)
Mark-to-market of cash flow hedge accounting contracts	(46)	14	(32)	362	25	387

Accumulated OCI balance at June 30, 2009, net of $233 tax	$445	$(66)	$379	$445	$(66)	$379

(Losses)/gains recognized in income from the ineffective portion of cash flow hedges	$(3)	$—	$(3)	$1	$—	$1

     Amounts reclassified from Accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to operating revenue for commodity contracts and interest expense for interest rate contracts.
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
     As discussed in Note 3, Business Acquisitions, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009, on October 5, 2009, the Company amended the CSRA with Merrill Lynch. In connection with the CSRA Amendment, NRG net settled certain in-the-money transactions with Morgan Stanley. As these transactions were net settled, $245 million in OCI was frozen and is recognized into income as the underlying power from the baseload plants is generated.
     The following table summarizes the amount of gain/(loss) resulting from fair value hedges reflected in interest income/(expense) for interest rate contracts:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Derivative	$—	$(7)	$3	$(8)
Senior Notes (hedged item)	$—	$7	$(3)	$8

     Impact of Derivative Instruments on the Statement of Operations
     In accordance with ASC 815, unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedge derivatives and ineffectiveness of hedge derivatives are reflected in current period earnings.
     The following table summarizes the pre-tax effects of economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activity on NRG’s statement of operations. These amounts are included within operating revenues and cost of operations.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(51)	$(18)	$(91)	$(34)
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	60	210	150	210
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	8	(35)	26	(104)
Net unrealized gains/(losses) on open positions related to economic hedges	48	(40)	(70)	309
(Losses)/gains on ineffectiveness associated with open positions treated as cash flow hedges	(12)	(3)	(14)	1
Net unrealized gains on open positions related to trading activity	9	1	23	8

Total unrealized gains	$62	$115	$24	$390

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Revenue from operations — energy commodities	$(83)	$(210)	$(14)	$117
Cost of operations	145	325	38	273

Total impact to statement of operations	$62	$115	$24	$390

     Reliant Energy’s loss positions were acquired as of May 1, 2009, and valued using forward prices on that date. The roll-off amounts were offset by realized losses at the settled prices and are reflected in the cost of operations during the same period.
     For the six months ended June 30, 2010, the $70 million loss from economic hedge positions is the result of a decrease in value of forward purchases and sales of natural gas, electricity and fuel due to a decrease in forward power and gas prices.
     For the six months ended June 30, 2009, the $309 million gain from economic hedge positions includes $217 million recognized in earnings from previously deferred amounts in Accumulated OCI as the Company discontinued cash flow hedge accounting for certain 2009 transactions in Texas and New York due to lower expected generation, and $92 million of increase in value of forward purchases and sales of electricity and fuel due to a decrease in forward power and gas prices.
     Discontinued Normal Purchase and Sale for Coal Purchases — Due to lower coal-fired generation during the first quarter 2009, the Company’s coal consumption was lower than forecasted. The Company net settled some of its coal purchases under NPNS designation and thus was not able to assert physical delivery under these coal contracts. The forward positions previously treated as accrual accounting were reclassified into mark-to-market accounting during the first quarter of 2009 and prospectively. The impact of discontinuance of coal NPNS designated transactions resulted in a derivative loss of $29 million that was reflected in the cost of operations for the six months ended June 30, 2009.

     Credit Risk Related Contingent Features
     Certain of the Company’s hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there was a one notch downgrade in the Company’s credit rating. The collateral required for contracts that have adequate assurance clauses that are in a net liability position as of June 30, 2010, was $63 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of June 30, 2010, was $11 million. The Company is also a party to certain marginable agreements where NRG has a net liability position but the counterparty has not called for the collateral due, which is approximately $15 million as of June 30, 2010.
     See Note 5, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.
Note 8 — Long-Term Debt
     In March 2010, NRG made a repayment of approximately $229 million to its first lien lenders under the Term Loan Facility. This payment resulted from the mandatory annual offer of a portion of NRG’s excess cash flow (as defined in the Senior Credit Facility) for the prior year.
Amendment and Extension of Maturity Dates
     On June 30, 2010, NRG completed an amendment and extension of the Senior Credit Facility, resulting in the following:
•
NRG extended the maturity date for approximately $1.0 billion of its $2.0 billion outstanding Term Loan Facility to August 31, 2015, with the remaining amount due on the original maturity date of February 1, 2013. The interest rate for the extended portion of the facility increased from LIBOR+1.75% to LIBOR+3.25%;

•
Borrowing capacity under the Revolving Credit Facility was reduced from $1.0 billion to $875 million and its maturity was extended to August 31, 2015. The interest rate for the amended Revolving Credit Facility is LIBOR+3.25%;

•
The existing Synthetic Letter of Credit Facility was converted into a term loan-backed funded letter of credit facility, or Funded Letter of Credit Facility, with the term loan reflected as a non-current liability and the proceeds of the term loan reflected as non-current restricted cash on NRG’s balance sheet. Of the total $1.3 billion borrowed under the term loan, $500 million will mature on February 1, 2013 and bear interest at LIBOR+1.75%, while $800 million will mature August 31, 2015 and bear interest at LIBOR+3.25%.

Restricted cash supporting funded letter of credit — Pursuant to the letter of credit reimbursement agreements entered into as of June 30, 2010, or the LC Agreements, and the Senior Credit Facility, as amended, NRG made capital contributions to NRG LC Facility Company, or LCFC, a separate, bankruptcy-remote entity that is a wholly-owned subsidiary of NRG. In addition, pursuant to reimbursement agreements related to the LC Agreements, NRG or its subsidiaries is liable for certain reimbursement obligations to LCFC. As of June 30, 2010, LCFC has cash invested in short-term certificates of deposit with an aggregate market value of $1.3 billion. Pursuant to the LC Agreements, which have a maximum committed amount of $1.3 billion, LCFC is liable on various letters of credit issued by Deutsche Bank AG, New York Branch and Citibank, N.A. These letters of credit will be used to support the businesses of NRG and certain of its other subsidiaries and equity investments. LCFC has secured its reimbursement and other obligations under the LC Agreements with a pledge of the cash and cash equivalents that it owns. The LC Agreements require LCFC’s assets to be used first and foremost to satisfy claims of creditors of LCFC. Although the cash and cash equivalents held by LCFC are included in the consolidated assets of NRG, such cash and cash equivalents are not available to creditors of NRG.

•
Expenses of approximately $45 million, including fees to the lenders and other fees, were deferred and will be expensed in part over the original term of maturity through 2013 and in part over the amended maturity through 2015.

     As of June 30, 2010, NRG had issued $820 million of letters of credit under the Funded Letter of Credit Facility, leaving $480 million available for future issuances. Under the Revolving Credit Facility as of June 30, 2010, NRG had issued a letter of credit of $36 million, leaving $839 million available.

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
Blythe Credit Agreement
     On June 24, 2010, NRG Solar Blythe LLC, or Blythe, entered into a credit agreement with a bank, or the Blythe Credit Agreement, for a $30 million term loan which has an interest rate of LIBOR plus an applicable margin which escalates 0.25% every three years and ranges from 2.5% at closing to 3.75% in year fifteen. The term loan matures in June 2028, amortizes based upon a predetermined schedule, and is secured by all of the assets of Blythe. The bank has also issued two letters of credit on behalf of Blythe totaling approximately $6.4 million. Blythe pays an availability fee of 100% of the applicable margin on these issued letters of credit.
     Also related to the Blythe Credit Agreement, on June 25, 2010, Blythe entered into a fixed for floating interest rate swap for 75% of the outstanding term loan amount, intended to hedge the risks associated with floating interest rates. Blythe will pay its counterparty the equivalent of a 3.563% fixed interest payment on a predetermined notional value, and Blythe will receive quarterly the equivalent of a floating interest payment based on a three month LIBOR calculated on the same notional value. All interest rate swap payments by Blythe and its counterparty are made quarterly and the LIBOR is determined in advance of each interest period. The notional amount of the swap, which matures on June 25, 2028, is $22 million and amortizes in proportion to the loan.
South Trent Financing Agreement
     On June 14, 2010 NRG completed the acquisition of the South Trent, as discussed in Note 4, Business Acquisitions and Dispositions. As part of the purchase price consideration, South Trent entered into the Amended and Restated Financing Agreement, or Financing Agreement, with a group of lenders, which matures on June 14, 2020. The Financing Agreement includes a $79 million term loan, as well as a $10 million letter of credit facility in support of the PPA, for which the full amount had been issued as of June 30, 2010. The Financing Agreement also provides for up to $8 million in additional letter of credit facilities, none of which are utilized as of June 30, 2010. The term loan accrues interest at LIBOR plus a margin based upon a grid, which is initially 2.50% and increases every two years by 12.5 basis points. The term loan amortizes quarterly based upon a predetermined schedule with the unamortized portion due at maturity.
     Under the terms of the Financing Agreement, South Trent was required to enter into interest rate protection agreements that would fix the interest rate for a minimum of 75% of the outstanding principal amount. Accordingly, on June 14, 2010, South Trent entered into five interest rate swaps, intended to hedge the risks associated with floating interest rates. For each of the interest rate swaps, South Trent will pay its counterparty the equivalent of a 3.265% fixed interest payment on a predetermined notional value, and South Trent will receive the quarterly equivalent of a floating interest payment based on a three month LIBOR calculated on the same notional value. All interest rate swap payments by South Trent and its counterparties are made quarterly and the LIBOR is determined in advance of each interest period. The total notional amount of these swaps, which mature on June 14, 2020, is $59 million. The swaps amortize in proportion to the loan.
     South Trent also entered into a series of forward-starting interest rate swaps that will become effective June 14, 2020, and are effective for eight years. The swaps are intended to hedge the risks associated with floating interest rates. For each of the interest rate swaps, South Trent will pay its counterparty the equivalent of a 4.95% fixed interest payment on a predetermined notional value, and receive the quarterly equivalent of a floating interest payment based on a three month LIBOR calculated on the same notional value. All interest rate swap payments by South Trent and its counterparties will be made quarterly and the LIBOR is determined in advance of each interest period. The total notional amount of these swaps, which will mature on June 14, 2028, is $21 million.

NRG Thermal Financing
     On June 22, 2010 NRG Thermal’s largest subsidiary, NRG Energy Center Minneapolis LLC, or NRG Thermal Minneapolis, issued $100 million of 5.95% Series C notes due June 23, 2025, or the Series C Notes. The Series C Notes are secured by substantially all of the assets of NRG Energy Center Minneapolis. NRG Thermal has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interest in all of NRG Thermal’s subsidiaries. At the same time, NRG Thermal amended agreements for its other outstanding notes to conform to the covenants of the Series C Notes. The proceeds of the loan were used to finance the acquisition of Northwind Phoenix, as discussed in Note 4, Business Acquisitions and Dispositions.
     GenConn Energy LLC related financings
     NRG Connecticut Peaking Development LLC made funding requests under the equity bridge loan, or EBL, during the quarter. The EBL is backed by a letter of credit issued by NRG under its Funded Letter of Credit Facility equal to 104% of the amount outstanding. The proceeds of the EBL received through June 30, 2010, were $115 million and the remaining amounts will be drawn as necessary to fund interest on the EBL as the maximum amount permitted to be drawn for project costs for both projects has been met. Of the $115 million, $55 million was drawn to fund Devon project costs and will become due and payable upon the commercial operation date, or COD, of the Devon project, which is expected to occur in the third quarter of 2010.
     Borrowings of an equity method investment — In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a seven-year term loan facility, and also entered into a five-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the revolving facility. In August 2009, GenConn began to draw under the GenConn Facility to cover costs related to the Devon project, and in June 2010 GenConn began to draw for the Middletown project. As of June 30, 2010, $109 million had been drawn.
     NINA Financing
     On May 28, 2010, NINA borrowed $3 million under the TANE Facility. On June 1, 2010, NINA repaid $20 million outstanding under its revolving credit facility, and the facility was terminated.

Note 9 — Changes in Capital Structure
     The following table reflects the changes in NRG’s common stock issued and outstanding during the six months ended June 30, 2010:

	Authorized	Issued	Treasury	Outstanding

Balance as of December 31, 2009	500,000,000	295,861,759	(41,866,451)	253,995,308
Shares issued under LTIP	—	179,259	—	179,259
Shares issued under NRG Employee Stock Purchase Plan, or ESPP	—	—	54,845	54,845
Capital Allocation Plan	—	—	(2,214,000)	(2,214,000)
Shares returned by affiliates of CS	—	—	(6,600,000)	(6,600,000)
4% Preferred Stock conversion	—	7,701,450	—	7,701,450

Balance as of June 30, 2010	500,000,000	303,742,468	(50,625,606)	253,116,862

Employee Stock Purchase Plan
     As of June 30, 2010, there were 363,623 shares of treasury stock reserved for issuance under the ESPP. In July 2010, 66,145 shares of common stock were issued to employee accounts from treasury stock.
2010 Capital Allocation Plan
     As part of the Company’s 2010 Capital Allocation Plan, the Company repurchased $50 million of NRG’s common stock during the quarter ended June 30, 2010. NRG intends to complete the remainder of its $180 million of share repurchases by the end of 2010, subject to market prices, financial restrictions under the Company’s debt facilities and as permitted by securities laws.
Share Lending Agreements
     As part of the CSF I Debt unwind on March 3, 2010, CS returned to NRG 6,600,000 shares of NRG common stock borrowed under the SLA between the parties. The 6,600,000 shares of NRG common stock were returned to treasury stock and will no longer be treated as outstanding for corporate law purposes. See Note 8, Long-Term Debt, to this Form 10-Q for more information.
4% Preferred Stock
     As of January 21, 2010, the Company completed the redemption of all remaining outstanding shares of 4% Preferred Stock, with holders converting 154,029 Preferred Stock shares into 7,701,450 shares of common stock and the Company redeeming 28 Preferred Stock shares for $28 thousand in cash.

Note 10 — Equity Compensation
Non-Qualified Stock Options, or NQSOs
     The following table summarizes the Company’s NQSO activity as of June 30, 2010, and changes during the six months then ended:

		Weighted	Aggregate Intrinsic
		Average	Value
	Shares	Exercise Price	(In millions)

Outstanding as of December 31, 2009	4,793,585	$25.07
Granted	754,200	23.79
Exercised	(111,331)	22.12
Forfeited	(331,669)	30.16

Outstanding at June 30, 2010	5,104,785	24.61	$10
Exercisable at June 30, 2010	3,288,301	$23.65	$10

     The weighted average grant date fair value of NQSOs granted for the six months ended June 30, 2010, was $10.67.
     Restricted Stock Units, or RSUs
     The following table summarizes the Company’s non-vested RSU awards as of June 30, 2010, and changes during the six months then ended:

		Weighted Average
		Grant-Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2009	1,614,769	$30.78
Granted	352,600	23.66
Vested	(68,240)	28.56
Forfeited	(109,180)	30.12

Non-vested as of June 30, 2010	1,789,949	$29.50

     Performance Units, or PUs
     The following table summarizes the Company’s non-vested PU awards as of June 30, 2010, and changes during the six months then ended:

		Weighted Average
		Grant- Date
	Units	Fair Value Per Unit

Non-vested as of December 31, 2009	617,300	$24.27
Granted	348,500	23.81
Forfeited	(194,400)	22.73

Non-vested as of June 30, 2010	771,400	$24.45

     In the six months ended June 30, 2010, there were no performance unit payouts in accordance with the terms of the performance units.
     Deferral Stock Units, or DSUs
     The following table summarizes the Company’s outstanding DSU awards as of June 30, 2010, and changes during the six months then ended:

		Weighted Average
		Grant- Date
	Units	Fair Value Per Unit

Outstanding as of December 31, 2009	304,049	$19.34
Granted	59,067	22.18
Conversions	(28,395)	21.77

Outstanding as of June 30, 2010	334,721	$19.63

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
     The reconciliation of basic earnings per common share to diluted earnings per share attributable to NRG is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions, except per share data)	2010	2009	2010	2009

Basic earnings per share attributable to NRG common stockholders
Numerator:
Net income attributable to NRG Energy, Inc.	$211	$433	$269	$631
Preferred stock dividends	(3)	(7)	(5)	(21)

Net income attributable to NRG Energy, Inc. available to common stockholders	$208	$426	$264	$610

Denominator:
Weighted average number of common shares outstanding	255	253	254	245
Basic earnings per share:
Net income attributable to NRG Energy, Inc.	$0.82	$1.68	$1.04	$2.49

Diluted earnings per share attributable to NRG common stockholders
Numerator:
Net income available to common stockholders	$208	$426	$264	$610
Add preferred stock dividends for dilutive preferred stock	—	4	—	14

Net income attributable to NRG Energy, Inc. available to common stockholders	$208	$430	$264	$624

Denominator:
Weighted average number of common shares outstanding	255	253	254	245
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1	1	1	1
Incremental shares attributable to assumed conversion features of outstanding preferred stock (if-converted method)	—	21	1	29

Total dilutive shares	256	275	256	275
Diluted earnings per share:

Net income attributable to NRG Energy, Inc.	$0.81	$1.56	$1.03	$2.27

     The following table summarizes NRG’s outstanding equity instruments that were anti-dilutive and not included in the computation of the Company’s diluted earnings per share for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
(In millions of shares)	2010	2009	2010	2009

Equity compensation — NQSOs and PUs	6	5	6	5
Embedded derivative of 3.625% redeemable perpetual preferred stock	16	16	16	16
Embedded derivative of CSF II Debt	—	8	—	8

Total	22	29	22	29

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

(In millions)		Wholesale Power Generation
Three months ended	Reliant			South
June 30, 2010	Energy	Texas(a)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$1,282	$692	$205	$152	$32	$30	$27	$(4)	$(283)	$2,133
Depreciation and amortization	29	124	31	16	3	—	3	2	—	208
Equity in earnings of unconsolidated affiliates	—	1	(1)	—	1	11	—	(1)	—	11
Income/(loss) before income taxes	277	157	(2)	4	8	31	(2)	(147)	1	327
Net income/(loss)	277	157	(2)	4	8	21	(2)	(254)	1	210
Net loss attributable to non-controlling interest	—	(1)	—	—	—	—	—	—	—	(1)

Net income/(loss) attributable to NRG Energy, Inc.	$277	$158	$(2)	$4	$8	$21	$(2)	$(254)	$1	$211

Total assets	$1,930	$13,363	$1,843	$884	$372	$672	$328	$27,303	$(21,592)	$25,103

(a)	Includes inter-segment sales of $281 million to Reliant Energy.

(In millions)		Wholesale Power Generation
Three months ended	Reliant			South
June 30, 2009	Energy(a)	Texas(b)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$1,175	$619	$237	$139	$42	$34	$28	$32	$(69)	$2,237
Depreciation and amortization	43	117	30	17	2	—	3	1	—	213
Equity in earnings/(loss) of unconsolidated affiliates	—	(7)	—	—	3	9	—	—	—	5
Income/(loss) from continuing operations before income taxes	414	107	42	(9)	19	128	—	(119)	—	582
Net income/(loss)	233	98	42	(9)	19	125	—	(76)	—	432
Net loss attributable to non-controlling interest	—	(1)	—	—	—	—	—	—	—	(1)

Net income/(loss) attributable to NRG Energy, Inc.	$233	$99	$42	$(9)	$19	$125	$—	$(76)	$—	$433

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.

(b)	Includes inter-segment sales of $69 million to Reliant Energy.

(In millions)		Wholesale Power Generation
Six months ended	Reliant			South
June 30, 2010	Energy	Texas(a)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$2,458	$1,562	$484	$295	$67	$65	$63	$(2)	$(644)	$4,348
Depreciation and amortization	59	241	63	32	6	—	5	4	—	410
Equity in earnings of unconsolidated affiliates	—	11	(1)	—	1	15	—	(1)	—	25
Income/(loss) from continuing operations before income taxes	89	532	50	—	14	41	2	(279)	1	450
Net income/(loss)	89	532	50	—	14	29	2	(449)	1	268
Net loss attributable to non-controlling interest	—	(1)	—	—	—	—	—	—	—	(1)

Net income/(loss) attributable to NRG Energy, Inc.	$89	$533	$50	$—	$14	$29	$2	$(449)	$1	$269

(a)	Includes inter-segment sales of $642 million to Reliant Energy.

In millions)	Wholesale Power Generation
Six months ended	Reliant			South
June 30, 2009	Energy(a)	Texas(b)	Northeast	Central	West	International	Thermal	Corporate	Elimination	Total

Operating revenues	$1,175	$1,544	$701	$301	$70	$68	$70	$36	$(70)	$3,895
Depreciation and amortization	43	234	59	34	4	—	5	3	—	382
Equity in earnings/(losses) of unconsolidated affiliates	—	(3)	—	—	4	26	—	—	—	27
Income/(loss) from continuing operations before income taxes	414	485	253	(8)	16	142	4	(228)	—	1,078
Net income/(loss)	233	315	253	(8)	16	137	4	(320)	—	630
Net loss attributable to non-controlling interest	—	(1)	—	—	—	—	—	—	—	(1)

Net income/(loss) attributable to NRG Energy, Inc.	$233	$316	$253	$(8)	$16	$137	$4	$(320)	$—	$631

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.

(b)	Includes inter-segment sales of $69 million to Reliant Energy.

Note 13 — Income Taxes
Effective Tax Rate
          The Company’s Income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2010	2009	2010	2009

Income tax expense	$117	$150	$182	$448
Effective tax rate	35.8%	25.8%	40.4%	41.5%

          For the three months ended June 30, 2010, NRG’s overall effective tax rate was different than the statutory rate of 35% primarily due to state and local income taxes as well as recording federal and state tax expense and interest for unrecognized tax benefits. For the three months ended June 30, 2009, NRG’s effective tax rate was different than the statutory rate of 35% primarily due to a net state and local income tax benefit as a result of the Reliant Energy acquisition, and the sale of the MIBRAG facility.
          For the six months ended June 30, 2010, NRG’s overall effective tax rate was different than the statutory rate of 35% primarily due to state and local income taxes as well as recording federal and state tax expense and interest for unrecognized tax benefits. For the six months ended June 30, 2009, NRG’s overall effective tax rate was different than the statutory rate of 35% primarily due to an increase in valuation allowance as a result of capital losses generated in the six month period for which there were no projected capital gains or available tax planning strategies. Furthermore, the effective tax rate was decreased by the sale of the MIBRAG facility as well as a net state and local income tax benefit as a result of the Reliant Energy acquisition.
     Unrecognized tax benefits
          As of June 30, 2010, NRG has recorded a $512 million non-current tax liability for unrecognized tax benefits, primarily resulting from taxable earnings for the period for which there are no net operating losses available to offset for financial statement purposes. NRG has accrued interest related to these unrecognized tax benefits of approximately $17 million for the six months ended June 30, 2010, and has accrued approximately $34 million since adoption. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
          The Company continues to be under examination by the Internal Revenue Service for the years 2004 through 2006, as well as various state jurisdictions for multiple years.
     Tax Receivable and Payable
          As of June 30, 2010, NRG recorded a current tax payable of approximately $22 million that represents a tax liability due for domestic state taxes of approximately $14 million, as well as foreign taxes payable of approximately $8 million. In addition, as of June 30, 2010, NRG had a domestic tax receivable of $77 million for property tax refunds primarily due to the New York State Empire Zone program.

Note 14 — Benefit Plans and Other Postretirement Benefits
     NRG Defined Benefit Plans
          NRG sponsors and operates three defined benefit pension and other postretirement plans. The NRG Plan for Bargained Employees and the NRG Plan for Non-Bargained Employees are maintained solely for eligible legacy NRG participants. A third plan, the Texas Genco Retirement Plan, is maintained for participation solely by eligible employees. The total amount of employer contributions paid for the six months ended June 30, 2010, was $11 million. NRG expects to make approximately $7 million in further contributions for the remainder of 2010.
          The net periodic pension cost related to all of the Company’s defined benefit pension plans includes the following components:

	Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Service cost benefits earned	$4	$3	$7	$7
Interest cost on benefit obligation	5	5	10	10
Prior service cost	—	1	—	1
Expected return on plan assets	(6)	(4)	(10)	(8)

Net periodic benefit cost	$3	$5	$7	$10

          The net periodic cost related to all of the Company’s other postretirement benefits plans includes the following components:

	Other Postretirement Benefits Plans
	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Service cost benefits earned	$—	$1	$1	$2
Interest cost on benefit obligation	2	1	3	3

Net periodic benefit cost	$2	$2	$4	$5

     STP Defined Benefit Plans
          NRG has a 44% undivided ownership interest in South Texas Project, or STP. South Texas Project Nuclear Operating Company, or STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. The total amount of employer contributions reimbursed to STPNOC for the six months ended June 30, 2010 was $1 million.
          The Company recognized net periodic costs related to its 44% interest in STP defined benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Net periodic benefit costs	$2	$2	$4	$5

Note 15 — Commitments and Contingencies
     First and Second Lien Structure
          NRG has granted first and second liens to certain counterparties on substantially all of the Company’s assets to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company’s lien counterparties may have a claim on NRG’s assets to the extent market prices exceed the hedged price. As of June 30, 2010, all hedges under the first and second liens were in-the-money on a counterparty aggregate basis.
     Nuclear Innovation North America, LLC
          CPS Settlement — On March 1, 2010, an agreement was reached with CPS for NINA to acquire a controlling interest in the STP Units 3 and 4 Project through a settlement of litigation between the parties. As part of the agreement, NINA increased its ownership in the STP Units 3 and 4 Project from 50% to 92.375% and assumed full management control of the project. NRG also will pay $80 million to CPS, subject to the United States Department of Energy’s, or U.S. DOE, approval of a fully executed term sheet for a conditional U.S. DOE loan guarantee. The first $40 million would be promptly paid after acceptance of the guarantee with the remaining $40 million paid six months later. NRG also agreed to donate an additional $10 million, unconditionally, over four years in annual payments of $2.5 million to the Residential Energy Assistance Partnership, or REAP, in San Antonio. The first $2.5 million payment to REAP was made on March 17, 2010. In connection with the agreement, the Company capitalized $90 million to construction in progress within property, plant and equipment, and as of June 30, 2010, $87.5 million in liabilities remains on the condensed consolidated balance sheet for the obligations to CPS and REAP. As part of the agreement with CPS, all litigation was dismissed with prejudice.
          NINA Investment and Option Agreement — On May 10, 2010, NINA and Tokyo Electric Power Company of Japan, or TEPCO, signed an Investment and Option Agreement whereby TEPCO agreed to acquire up to a 20% interest in NINA Investments Holdings LLC, or Holdings, a wholly-owned subsidiary of NINA, which indirectly holds NINA’s ownership interest in the STP Units 3 and 4 Project. TEPCO will initially invest $155 million for a 10% share of Holdings, which includes a $30 million option premium payment to Holdings. This option, which expires approximately one year from the date of signing the Investment and Option Agreement, will enable TEPCO to buy an additional 10% of Holdings for another payment of $125 million. Pursuant to the terms of the Agreement, the closing is contingent upon NINA’s acceptance of a U.S. DOE loan guarantee commitment. Upon its initial investment, TEPCO will hold a 9.238% interest in the STP Units 3 and 4 Project, diluting NINA’s investment to 83.137% (75.11% for NRG). If TEPCO exercises its option to increase its ownership of Holdings another 10%, it will own 18.475% of the STP Units 3 and 4 Project, diluting NINA’s investment to 73.90% (66.8% for NRG).
          U.S. DOE Loan Guarantee — In early 2010, NRG announced that if the STP Units 3 and 4 Project did not receive a loan guarantee from the U.S. DOE in a timely fashion, it was the intention of the Company both to reduce substantially its commitment to fund on-going project expenditures as well as to reduce development spending on the project overall while the outcome of the loan guarantee was uncertain. At the end of the second quarter, with the outcome of the loan guarantee uncertain, NRG began to curtail substantially its funding of on-going development expenses, immediately reducing its spend by approximately 70%. Working with NRG’s partner (which agreed to step-up its commitment) and with other counterparties involved in the project, NRG also reduced the current spend rate on project development but did so in a manner which allowed the project to stay on its current schedule. NRG presently is in discussions with its partner and counterparties about a second phase of spending reductions. Should NRG and its partners withdraw support from the project this may result in a reassessment of the probability of success of the project and an impairment of the value of the capitalized assets for STP Units 3 and 4. An impairment to NRG would result in a permanent write-down of $498 million of construction-in-progress capitalized through June 30, 2010, plus any amounts capitalized through the impairment date. The likelihood of NINA receiving a loan guarantee is largely dependent upon additional appropriations for nuclear development by Congress or other means of properly securing the necessary funding for additional nuclear loan guarantee volume. On July 1, 2010, the U.S. House of Representatives passed an Emergency Supplemental Appropriations bill for fiscal year 2010, which included an additional $9 billion in loan guarantee authority for nuclear power facilities. The $9 billion in nuclear loan guarantee volume accelerates into 2010 a portion of the $36 billion in additional loan guarantee authority requested by the Obama administration for fiscal year 2011. The legislation passed by the House of Representatives, however, was rejected by the U.S. Senate. If Congress fails to agree on the necessary appropriation this session, the required funding will be subject to the normal fiscal year 2011 budget appropriation process, which as currently contemplated, would provide enough appropriations for the benefit of a loan guarantee to the STP Units 3 and 4 Project.

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
     California Department of Water Resources
          This matter concerns, among other contracts and other defendants, the California Department of Water Resources, or CDWR and its wholesale power contract with subsidiaries of WCP (Generation) Holdings, Inc., or WCP. The case originated with a February 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State of California. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that the Federal Energy Regulatory Commission, or FERC abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, the FERC rejected this complaint, denied rehearing, and the case was appealed to the U.S. Court of Appeals for the Ninth Circuit where oral argument was held on December 8, 2004. On December 19, 2006, the Ninth Circuit decided that in the FERC’s review of the contracts at issue, the FERC could not rely on the Mobile-Sierra standard presumption of just and reasonable rates, where such contracts were not reviewed by the FERC with full knowledge of the then existing market conditions. WCP and others sought review by the U.S. Supreme Court. WCP’s appeal was not selected, but instead held by the Supreme Court. In the appeal that was selected by the Supreme Court, on June 26, 2008 the Supreme Court ruled: (i) that the Mobile-Sierra public interest standard of review applied to contracts made under a seller’s market-based rate authority; (ii) that the public interest “bar” required to set aside a contract remains a very high one to overcome; and (iii) that the Mobile-Sierra presumption of contract reasonableness applies when a contract is formed during a period of market dysfunction unless (a) such market conditions were caused by the illegal actions of one of the parties or (b) the contract negotiations were tainted by fraud or duress. In this related case, the U.S. Supreme Court affirmed the Ninth Circuit’s decision agreeing that the case should be remanded to the FERC to clarify the FERC’s 2003 reasoning regarding its rejection of the original complaint relating to the financial burdens under the contracts at issue and to alleged market manipulation at the time these contracts were formed. As a result, the U.S. Supreme Court then reversed and remanded the WCP CDWR case to the Ninth Circuit for treatment consistent with its June 26, 2008 decision in the related case. On October 20, 2008, the Ninth Circuit asked the parties in the remanded CDWR case, including WCP and the FERC, whether that Court should answer a question the U.S. Supreme Court did not address in its June 26, 2008 decision; whether the Mobile-Sierra doctrine applies to a third-party that was not a signatory to any of the wholesale power contracts, including the CDWR contract, at issue in that case. Without answering that reserved question, on December 4, 2008, the Ninth Circuit vacated its prior opinion and remanded the WCP CDWR case back to the FERC for proceedings consistent with the U.S. Supreme Court’s June 26, 2008 decision. On December 15, 2008, WCP and the other seller-defendants filed with the FERC a Motion for Order Governing Proceedings on Remand. On January 14, 2009, the Public Utilities Commission of the State of California filed an Answer and Cross Motion for an Order Governing Procedures on Remand and on January 28, 2009, WCP and the other seller-defendants filed their reply.
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
     Louisiana Generating, LLC
          On February 11, 2009, the U.S. Department of Justice, or U.S. DOJ, acting at the request of the U.S. Environmental Protection Agency, or U.S. EPA, commenced a lawsuit against Louisiana Generating, LLC, or LaGen, in federal district court in the Middle District of Louisiana alleging violations of the Clean Air Act, or CAA, at the Big Cajun II power plant. This is the same matter for which Notices of Violation, or NOVs, were issued to LaGen on February 15, 2005, and on December 8, 2006. Specifically, it is alleged that in the late 1990’s, several years prior to NRG’s acquisition of the Big Cajun II power plant from the Cajun Electric bankruptcy and several years prior to the NRG bankruptcy, modifications were made to Big Cajun II Units 1 and 2 by the prior owners without appropriate or adequate permits and without installing and employing the best available control technology, or BACT, to control emissions of nitrogen oxides and/or sulfur dioxides. The relief sought in the complaint includes a request for an injunction to: (i) preclude the operation of Units 1 and 2 except in accordance with the CAA; (ii) order the installation of BACT on Units 1 and 2 for each pollutant subject to regulation under the CAA; (iii) obtain all necessary permits for Units 1 and 2; (iv) order the surrender of emission allowances or credits; (v) conduct audits to determine if any additional modifications have been made which would require compliance with the CAA’s Prevention of Significant Deterioration program; (vi) award to the Department of Justice its costs in prosecuting this litigation; and (vii) assess civil penalties of up to $27,500 per day for each CAA violation found to have occurred between January 31, 1997, and March 15, 2004, up to $32,500 for each CAA violation found to have occurred between March 15, 2004, and January 12, 2009, and up to $37,500 for each CAA violation found to have occurred after January 12, 2009.
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
          On June 8, 2009, the parties filed a joint status report in the U.S. DOJ lawsuit setting forth their views of the case and proposing a trial schedule. On June 18, 2009, LaGen filed a motion to bifurcate the U.S. DOJ lawsuit into separate liability and remedy phases, and on June 30, 2009, the U.S. DOJ filed its opposition. On April 28, 2010, the district court entered a Joint Case Management Order, and LaGen’s motion for bifurcation was effectively granted, in that the district court set trial on the liability phase for mid-2011, and, if necessary, trial on the damages (remedy) phase for mid-2012. On August 24, 2009, LaGen filed a motion to dismiss this lawsuit, and on September 25, 2009, the U.S. DOJ filed its opposition to the motion to dismiss. On February 18, 2010, the LDEQ filed a motion to intervene in the above lawsuit and a complaint against LaGen for alleged violations of Louisiana’s Prevention of Significant Deterioration, or PSD regulations, and Louisiana’s Title V operating permit program. LDEQ seeks substantially similar relief to that requested by the U.S. DOJ. On February 19, 2010, the district court granted LDEQ’s motion to intervene. On April 26, 2010, LaGen filed a motion to dismiss LDEQ’s complaint. On July 21, 2010, LaGen argued its motions to dismiss, while the U.S. DOJ and LDEQ argued in opposition to the motions. The judge ordered the parties to submit further briefing within thirty days.
          On February 18, 2010, the Louisiana Department of Environmental Quality, or LDEQ, filed a motion to intervene in the above lawsuit and a complaint against LaGen for alleged violations of Louisiana’s Prevention of Significant Deterioration, or PSD regulations and Louisiana’s Title V operating permit program. LDEQ seeks substantially similar relief to that requested by the U.S. DOJ. On February 19, 2010, the district court granted LDEQ’s motion to intervene. On April 26, 2010, LaGen filed a motion to dismiss LDEQ’s complaint. On April 28, 2010, the district court entered a Joint Case Management Order in this matter. As a result of entering this order, LaGen’s motion for bifurcation was effectively granted. As such, the first trial on liability will take place on or about May 2011. The second trial on the remedy will take place on or about March 2012. On July 21, 2010, LaGen argued its motions to dismiss, while the U.S. DOJ and LDEQ argued in opposition to the motions. The judge ordered the parties to submit further briefing within thirty days.

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
          In November 2008, CenterPoint Energy and Reliant Energy Inc., or REI, on behalf of itself and affiliates including RERS, agreed to suspend unexpired deadlines, if any, related to limitations periods that might exist for possible claims against REI and its affiliates if CenterPoint Energy is ultimately not allowed to include in its stranded cost calculation those EMCs previously credited to RERS. Regardless of the outcome of the Texas Supreme Court proceeding, NRG believes that any possible future CenterPoint Energy claim against RERS for EMCs credited to RERS would lack legal merit. No such claim has been filed.

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
     Environmental Capital Expenditures
          Based on current rules, technology and plans, NRG has estimated that environmental capital expenditures from 2010 through 2014 to meet NRG’s environmental commitments will be approximately $0.9 billion and are primarily associated with controls on the Company’s Big Cajun and Indian River facilities. These capital expenditures, in general, are related to installation of particulate, sulfur dioxide, or SO2, nitrogen oxide, or NOx, and mercury controls to comply with federal and state air quality rules and consent orders, as well as installation of “Best Technology Available” under a section of the Clean Water Act regulating cooling water intake structures, or Phase II 316(b) Rule. NRG continues to explore cost effective alternatives that can achieve desired results. This estimate reflects anticipated schedules and controls related to the Clean Air Interstate Rule, or CAIR, Clean Air Transport Rule, or CATR, Maximum Achievable Control Technology, or MACT for mercury, and the Phase II 316(b) Rule which are under remand to the U.S. EPA, and, as such, the full impact on the scope and timing of environmental retrofits from any new or revised regulations cannot be determined at this time.
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
     Northeast Region
          In January 2006, NRG’s Indian River Operations, Inc. received a letter of informal notification from DNREC stating that it may be a potentially responsible party with respect to Burton Island Old Ash Landfill, a historic captive landfill located at the Indian River facility. On October 1, 2007, NRG signed an agreement with DNREC to investigate the site through the Voluntary Clean-up Program. On February 4, 2008, DNREC issued findings that no further action is required in relation to surface water and that a previously planned shoreline stabilization project would satisfactorily address shoreline erosion. The landfill itself will require a further Remedial Investigation and Feasibility Study to determine the type and scope of any additional work required. Until the Remedial Investigation and Feasibility Study is completed, the Company is unable to predict the impact of any required remediation. On May 29, 2008, DNREC requested that NRG’s Indian River Operations, Inc. participate in the development and performance of a Natural Resource Damage Assessment, or NRDA, at the Burton Island Old Ash Landfill. NRG is currently working with DNREC and other trustees to close out the assessment phase.
          Pursuant to a consent order dated September 25, 2007, between NRG and DNREC, NRG agreed to operate the four units at the Indian River plant in a manner that would limit the emissions of NOx and SO2, and to mothball Units 1 and 2 on May 1, 2011 and May 1, 2010, respectively. In addition, Units 3 and 4, with a combined generating capacity of approximately 565 MW, could not operate beyond December 31, 2011 unless appropriate control technology was installed on each unit. Unit 2 was mothballed as planned on May 1, 2010. On July 21, 2010, the court approved an amended consent order, pursuant to which NRG will retire Unit 3 (155 MW) by December 31, 2013, thereby extending the operable period of the unit by two years without installing additional control technology. Units 1, 2 and 4 are not affected by the amended consent order.
     South Central Region
          On February 11, 2009, the U.S. DOJ acting at the request of the U.S. EPA commenced a lawsuit against LaGen in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. This is the same matter for which NOVs were issued to LaGen on February 15, 2005, and on December 8, 2006. Further discussion on this matter can be found in Note 15, Commitments and Contingencies, to this Form 10-Q, Louisiana Generating, LLC.

Note 18 — Condensed Consolidating Financial Information
     As of June 30, 2010, the Company had outstanding $1.2 billion of 7.25% Senior Notes due 2014, $2.4 billion of 7.375% Senior Notes due 2016, $1.1 billion of 7.375% Senior Notes due 2017, and $700 million of 8.50% Senior Notes due 2019. These notes are guaranteed by certain of NRG’s current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries.
     Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2010:

Arthur Kill Power LLC	NRG Generation Holdings, Inc.
Astoria Gas Turbine Power LLC	NRG Huntley Operations Inc.
Berrians I Gas Turbine Power LLC	NRG International LLC
Big Cajun II Unit 4 LLC	NRG MidAtlantic Affiliate Services Inc.
Cabrillo Power I LLC	NRG Middletown Operations Inc.
Cabrillo Power II LLC	NRG Montville Operations Inc.
Carbon Management Solutions LLC	NRG New Jersey Energy Sales LLC
Clean Edge Energy LLC	NRG New Roads Holdings LLC
Conemaugh Power LLC	NRG North Central Operations, Inc.
Connecticut Jet Power LLC	NRG Northeast Affiliate Services Inc.
Devon Power LLC	NRG Norwalk Harbor Operations Inc.
Dunkirk Power LLC	NRG Operating Services Inc.
Eastern Sierra Energy Company	NRG Oswego Harbor Power Operations Inc.
Elbow Creek Wind Project LLC	NRG Power Marketing LLC
El Segundo Power, LLC	NRG Retail LLC
El Segundo Power II LLC	NRG Saguaro Operations Inc.
GCP Funding Company LLC	NRG South Central Affiliate Services Inc.
Huntley IGCC LLC	NRG South Central Generating LLC
Huntley Power LLC	NRG South Central Operations Inc.
Indian River IGCC LLC	NRG South Texas LP
Indian River Operations Inc.	NRG Texas LLC
Indian River Power LLC	NRG Texas C & I Supply LLC
James River Power LLC	NRG Texas Holding Inc.
Keystone Power LLC	NRG Texas Power LLC
Langford Wind Power, LLC	NRG West Coast LLC
Louisiana Generating LLC	NRG Western Affiliate Services Inc.
Middletown Power LLC	Oswego Harbor Power LLC
Montville IGCC LLC	Reliant Energy Power Supply, LLC
Montville Power LLC	Reliant Energy Retail Holdings, LLC
NEO Corporation	Reliant Energy Retail Services, LLC
NEO Freehold-Gen LLC	RE Retail Receivables, LLC
NEO Power Services Inc.	RERH Holdings, LLC
New Genco GP LLC	Reliant Energy Services Texas LLC
Norwalk Power LLC	Reliant Energy Texas Retail LLC
NRG Affiliate Services Inc.	Saguaro Power LLC
NRG Arthur Kill Operations Inc.	Somerset Operations Inc.
NRG Artesian Energy LLC	Somerset Power LLC
NRG Astoria Gas Turbine Operations Inc.	Texas Genco Financing Corp.
NRG Bayou Cove LLC	Texas Genco GP, LLC
NRG Cabrillo Power Operations Inc.	Texas Genco Holdings, Inc.
NRG California Peaker Operations LLC	Texas Genco LP, LLC
NRG Cedar Bayou Development Company LLC	Texas Genco Operating Services, LLC
NRG Connecticut Affiliate Services Inc.	Texas Genco Services, LP
NRG Construction LLC	Vienna Operations, Inc.
NRG Devon Operations Inc.	Vienna Power LLC
NRG Dunkirk Operations, Inc.	WCP (Generation) Holdings LLC
NRG Energy Services LLC	West Coast Power LLC
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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$2,066	$74	$—	$(7)	$2,133

Operating Costs and Expenses
Cost of operations	1,283	53	—	(7)	1,329
Depreciation and amortization	202	4	2	—	208
Selling, general and administrative	72	2	65	—	139
Development costs	—	3	10	—	13

Total operating costs and expenses	1,557	62	77	(7)	1,689

Operating Income/(Loss)	509	12	(77)	—	444
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	15	—	332	(347)	—
Equity in earnings of unconsolidated affiliates	1	10	—	—	11
Other income, net	2	14	3	—	19
Interest expense	(6)	(9)	(132)	—	(147)

Total other income/(expense)	12	15	203	(347)	(117)

Income/(Losses) Before Income Taxes	521	27	126	(347)	327
Income tax expense/(benefit)	190	12	(85)	—	117

Net Income	331	15	211	(347)	210
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)

Net Income attributable to NRG Energy, Inc.	$332	$15	$211	$(347)	$211

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$4,193	$169	$—	$(14)	$4,348

Operating Costs and Expenses
Cost of operations	2,856	119	7	(14)	2,968
Depreciation and amortization	392	14	4	—	410
Selling general and administrative	139	5	125	—	269
Development costs	—	6	16	—	22

Total operating costs and expenses	3,387	144	152	(14)	3,669

Gain on sale of assets	—	—	23	—	23

Operating Income/(Loss)	806	25	(129)	—	702
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	22	—	526	(548)	—
Equity in earnings of unconsolidated affiliates	1	24	—	—	25
Other income, net	3	17	3	—	23
Interest expense	(11)	(23)	(266)	—	(300)

Total other income/(expense)	15	18	263	(548)	(252)

Income/(Losses) Before Income Taxes	821	43	134	(548)	450
Income tax expense/(benefit)	301	16	(135)	—	182

Net Income	520	27	269	(548)	268
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)

Net Income attributable to NRG Energy, Inc.	$521	$27	$269	$(548)	$269

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2010

	Guarantor	Non-Guarantor	NRG Energy, Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$34	$154	$1,980	$—	$2,168
Funds deposited by counterparties	310	—	—	—	310
Restricted cash	1	12	—	—	13
Accounts receivable, net	876	33	—	—	909
Inventory	527	8	—	—	535
Derivative instruments valuation	1,800	—	—	—	1,800
Cash collateral paid in support of energy risk management activities	389	2	—	—	391
Prepayments and other current assets	62	55	240	(114)	243

Total current assets	3,999	264	2,220	(114)	6,369

Net property, plant and equipment	10,515	1,125	153	—	11,793

Other Assets
Investment in subsidiaries	753	258	20,751	(21,762)	—
Equity investments in affiliates	42	352	—	—	394
Capital leases and notes receivable, less current portion	5,626	431	3,169	(8,792)	434
Goodwill	1,713	3	—	—	1,716
Intangible assets, net	1,567	58	33	(32)	1,626
Nuclear decommissioning trust fund	360	—	—	—	360
Derivative instruments valuation	899	—	11	—	910
Restricted cash supporting funded letter of credit facility	—	1,300	—	—	1,300
Other non-current assets	39	13	149	—	201

Total other assets	10,999	2,415	24,113	(30,586)	6,941

Total Assets	$25,513	$3,804	$26,486	$(30,700)	$25,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$58	$159	$20	$(58)	$179
Accounts payable	(3,111)	483	3,318	—	690
Derivative instruments valuation	1,434	2	48	—	1,484
Deferred income taxes	(4)	—	248	—	244
Cash collateral received in support of energy risk management activities	310	—	—	—	310
Accrued expenses and other current liabilities	345	33	302	(57)	623

Total current liabilities	(968)	677	3,936	(115)	3,530

Other Liabilities
Long-term debt and capital leases	2,936	853	12,994	(8,792)	7,991
Funded letter of credit	—	—	1,300	—	1,300
Nuclear decommissioning reserve	309	—	—	—	309
Nuclear decommissioning trust liability	234	—	—	—	234
Deferred income taxes	2,231	(193)	(270)	—	1,768
Derivative instruments valuation	364	40	29	—	433
Out-of-market contracts	283	6	—	(31)	258
Other non-current liabilities	739	27	236	—	1,002

Total non-current liabilities	7,096	733	14,289	(8,823)	13,295

Total liabilities	6,128	1,410	18,225	(8,938)	16,825

3.625% Preferred Stock	—	—	248	—	248
Stockholders’ Equity	19,385	2,394	8,013	(21,762)	8,030

Total Liabilities and Stockholders’ Equity	$25,513	$3,804	$26,486	$(30,700)	$25,103

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Cash Flows from Operating Activities
Net income	$520	$27	$269	$(548)	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	10	(11)	(489)	481	(9)
Depreciation and amortization	392	14	4	—	410
Provision for bad debts	22	—	—	—	22
Amortization of nuclear fuel	19	—	—	—	19
Amortization of financing costs and debt discount/premiums	—	3	12	—	15
Amortization of intangibles and out-of-market contracts	1	—	—	—	1
Changes in deferred income taxes and liability for unrecognized tax benefits	300	2	(123)	—	179
Changes in nuclear decommissioning trust liability	9	—	—	—	9
Changes in derivatives	(57)	2	—	—	(55)
Changes in collateral deposits supporting energy risk management activities	(30)	—	—	—	(30)
Loss/(gain) on sale of assets	12	—	(23)	—	(11)
Loss on sale of emission allowances	3	—	—	—	3
Amortization of unearned equity compensation	—	—	15	—	15
Changes in option premiums collected, net of acquisition	34	—	—	—	34
Cash (used)/provided by changes in other working capital, net of acquisitions	(505)	(75)	315	—	(265)

Net Cash Provided/(Used) by Operating Activities	730	(38)	(20)	(67)	605

Cash Flows from Investing Activities
Intercompany (loans to)/receipts from subsidiaries	(739)	—	(142)	881	—
Acquisition of businesses	—	(141)	—	—	(141)
Investment in subsidiaries	—	1,721	(1,721)	—	—
Capital expenditures	(145)	(159)	(26)	—	(330)
Increase in restricted cash, net	—	(11)	—	—	(11)
Decrease in notes receivable	—	15	—	—	15
Purchases of emission allowances	(45)	—	—	—	(45)
Proceeds from sale of emission allowances	11	—	—	—	11
Investments in nuclear decommissioning trust fund securities	(76)	—	—	—	(76)
Proceeds from sales of nuclear decommissioning trust fund securities	67	—	—	—	67
Proceeds from renewable energy grants	84	18	—	—	102
Proceeds from sale of assets, net	1	—	29	—	30
Other	—	(2)	(5)	—	(7)

Net Cash (Used)/Provided by Investing Activities	(842)	1,441	(1,865)	881	(385)

Cash Flows from Financing Activities
(Payments)/proceeds from intercompany loans	127	15	739	(881)	—
Payment of intercompany dividends	(30)	(37)	—	67	—
Payment of dividends to preferred stockholders	—	—	(5)	—	(5)
Payments for treasury stock	—	—	(50)	—	(50)
Net receipt from acquired derivatives that include financing elements	27	—	—	—	27
Installment proceeds from sale of non-controlling interest in subsidiary	—	50	—	—	50
Proceeds from issuance of long-term debt	3	138	—	—	141
Proceeds from issuance of term loan for funded letter of credit facility	—	—	1,300	—	1,300
Increase in restricted cash supporting funded letter of credit facility	—	(1,300)	—	—	(1,300)
Proceeds from issuance of common stock	—	—	2	—	2
Payment of deferred debt issuance costs	(1)	(7)	(45)	—	(53)
Payment of short and long-term debt	—	(219)	(240)	—	(459)

Net Cash Provided/(Used) by Financing Activities	126	(1,360)	1,701	(814)	(347)
Effect of exchange rate changes on cash and cash equivalents	—	(9)	—	—	(9)

Net Increase/(Decrease) in Cash and Cash Equivalents	14	34	(184)	—	(136)
Cash and Cash Equivalents at Beginning of Period	20	120	2,164	—	2,304

Cash and Cash Equivalents at End of Period	$34	$154	$1,980	$—	$2,168

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$1,025	$1,254	$32	$(74)	$2,237

Operating Costs and Expenses
Cost of operations	596	719	1	(74)	1,242
Depreciation and amortization	157	54	2	—	213
Selling, general and administrative	17	51	63	—	131
Acquisition related transaction and integration costs	—	—	23	—	23
Development costs	2	3	4	—	9

Total operating costs and expenses	772	827	93	(74)	1,618

Operating Income/(Loss)	253	427	(61)	—	619
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	120	—	477	(597)	—
Equity in earnings of unconsolidated affiliates	3	2	—	—	5
Gain on sale of equity method investment	—	128	—	—	128
Other income/(expense), net	2	(12)	(1)	—	(11)
Interest expense	(18)	(38)	(103)	—	(159)

Total other income/(expense)	107	80	373	(597)	(37)

Income/(Loss) Before Income Taxes	360	507	312	(597)	582
Income tax expense/(benefit)	97	174	(121)	—	150

Net Income	263	333	433	(597)	432
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)

Net Income/(Loss) attributable to NRG Energy, Inc.	$264	$333	$433	$(597)	$433

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009

			NRG Energy,
	Guarantor	Non-Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Operating Revenues
Total operating revenues	$2,591	$1,349	$32	$(77)	$3,895

Operating Costs and Expenses
Cost of operations	1,294	787	4	(77)	2,008
Depreciation and amortization	315	64	3	—	382
Selling, general and administrative	34	54	126	—	214
Acquisition related transaction and integration costs	—	—	35	—	35
Development costs	4	5	13	—	22

Total operating costs and expenses	1,647	910	181	(77)	2,661

Operating Income/(Loss)	944	439	(149)	—	1,234
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	129	—	874	(1,003)	—
Equity in earnings of unconsolidated affiliates	4	23	—	—	27
Gain on sale of equity method investment	—	128	—	—	128
Other income/(expense), net	3	(19)	2	—	(14)
Interest expense	(66)	(59)	(172)	—	(297)

Total other income/(expense)	70	73	704	(1,003)	(156)

Income/(Loss) Before Income Taxes	1,014	512	555	(1,003)	1,078
Income tax expense/(benefit)	349	175	(76)	—	448

Net Income	665	337	631	(1,003)	630
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)

Net Income attributable to NRG Energy, Inc.	$666	$337	$631	$(1,003)	$631

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009

		Non-
	Guarantor	Guarantor	NRG Energy, Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

ASSETS
Current Assets
Cash and cash equivalents	$20	$120	$2,164	$—	$2,304
Funds deposited by counterparties	177	—	—	—	177
Restricted cash	1	1	—	—	2
Accounts receivable-trade, net	837	39	—	—	876
Inventory	529	12	—	—	541
Derivative instruments valuation	1,636	—	—	—	1,636
Cash collateral paid in support of energy risk management activities	359	2	—	—	361
Prepayments and other current assets	194	61	157	(101)	311

Total current assets	3,753	235	2,321	(101)	6,208

Net Property, Plant and Equipment	10,494	1,009	61	—	11,564

Other Assets
Investment in subsidiaries	613	222	16,862	(17,697)	—
Equity investments in affiliates	42	367	—	—	409
Capital leases and note receivable, less current portion	4,982	504	3,027	(8,009)	504
Goodwill	1,718	—	—	—	1,718
Intangible assets, net	1,755	20	33	(31)	1,777
Nuclear decommissioning trust fund	367	—	—	—	367
Derivative instruments valuation	718	—	8	(43)	683
Other non-current assets	29	8	111	—	148

Total other assets	10,224	1,121	20,041	(25,780)	5,606

Total Assets	$24,471	$2,365	$22,423	$(25,881)	$23,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$58	$310	$261	$(58)	$571
Accounts payable	(852)	393	1,156	—	697
Derivative instruments valuation	1,469	2	2	—	1,473
Deferred income taxes	456	11	(270)	—	197
Cash collateral received in support of energy risk management activities	177	—	—	—	177
Accrued expenses and other current liabilities	261	82	347	(43)	647

Total current liabilities	1,569	798	1,496	(101)	3,762

Other Liabilities
Long-term debt and capital leases	2,533	1,003	12,320	(8,009)	7,847
Nuclear decommissioning reserve	300	—	—	—	300
Nuclear decommissioning trust liability	255	—	—	—	255
Deferred income taxes	1,711	(165)	237	—	1,783
Derivative instruments valuation	323	28	79	(43)	387
Out-of-market contracts	318	7	—	(31)	294
Other non-current liabilities	431	16	359	—	806

Total non-current liabilities	5,871	889	12,995	(8,083)	11,672

Total liabilities	7,440	1,687	14,491	(8,184)	15,434

3.625% Preferred Stock	—	—	247	—	247
Stockholders’ Equity	17,031	678	7,685	(17,697)	7,697

Total Liabilities and Stockholders’ Equity	$24,471	$2,365	$22,423	$(25,881)	$23,378

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009

		Non-	NRG Energy,
	Guarantor	Guarantor	Inc.		Consolidated
(In millions)	Subsidiaries	Subsidiaries	(Note Issuer)	Eliminations(a)	Balance

Cash Flows from Operating Activities
Net income	$666	$337	$630	$(1,003)	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	197	(23)	(544)	343	(27)
Depreciation and amortization	315	64	3	—	382
Provision for bad debts	—	9	—	—	9
Amortization of nuclear fuel	19	—	—	—	19
Amortization of financing costs and debt discount/premiums	—	7	14	—	21
Amortization of intangibles and out-of-market contracts	(49)	64	—	—	15
Changes in deferred income taxes and liability for unrecognized tax benefits	100	14	331	—	445
Changes in nuclear decommissioning liability	15	—	—	—	15
Changes in derivatives	(198)	(170)	—	—	(368)
Changes in collateral deposits supporting energy risk management activities	274	(29)	—	—	245
Gain on sale of equity method investment	—	(128)	—	—	(128)
Gain on sale of assets	(1)	—	—	—	(1)
Gain on sale of emission allowances	(9)	—	—	—	(9)
Gain recognized on settlement of pre-existing relationship	—	—	(31)	—	(31)
Amortization of unearned equity compensation	—	—	13	—	13
Changes in option premium collected, net of acquisition	(265)	(5)	—	—	(270)
Cash provided/(used) by changes in other working capital, net of acquisition	533	170	(941)	—	(238)

Net Cash Provided/(Used) by Operating Activities	1,597	310	(525)	(660)	722

Cash Flows from Investing Activities
Intercompany (loans to)/receipts from subsidiaries	(901)	—	160	741	—
Acquisition of Reliant Energy, net of cash acquired	—	(57)	(288)	—	(345)
Investment in Reliant Energy	—	200	(200)	—	—
Capital expenditures	(263)	(109)	(2)	—	(374)
(Increase)/decrease in restricted cash, net	6	(9)	—	—	(3)
Decrease/(increase) in notes receivable	—	(47)	36	—	(11)
Purchases of emission allowances	(52)	—	—	—	(52)
Proceeds from sale of emission allowances	15	—	—	—	15
Investment in nuclear decommissioning trust fund securities	(172)	—	—	—	(172)
Proceeds from sales of nuclear decommissioning trust fund securities	157	—	—	—	157
Proceeds from sale of assets, net	6	—	—	—	6
Other investment	—	—	(5)	—	(5)
Proceeds from sale of equity method investment	—	284	—	—	284

Net Cash (Used)/Provided by Investing Activities	(1,204)	262	(299)	741	(500)

Cash Flows from Financing Activities
(Payments)/proceeds from intercompany loans	(188)	28	901	(741)	—
Payment from intercompany dividends	(330)	(330)	—	660	—
Payment of dividends to preferred stockholders	—	—	(21)	—	(21)
Receipt from/(payment of) from financing element of acquired derivatives	102	(124)	—	—	(22)
Installment proceeds from sale of noncontrolling interest in subsidiary	—	50	—	—	50
Proceeds from issuance of long-term debt	34	98	688	—	820
Payment of deferred debt issuance costs	(1)	(1)	(27)	—	(29)
Payment of short and long-term debt	—	(20)	(213)	—	(233)

Net Cash (Used)/Provided by Financing Activities	(383)	(299)	1,328	(81)	565
Effect of exchange rate changes on cash and cash equivalents	—	1	—	—	1

Net Decrease in Cash and Cash Equivalent	10	274	504	—	788
Cash and Cash Equivalents at Beginning of Period	(2)	159	1,337	—	1,494

Cash and Cash Equivalents at End of Period	$8	$433	$1,841	$—	$2,282

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As you read this discussion and analysis, refer to the Company’s Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2010, and 2009. Also refer to NRG’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes detailed discussions of various items impacting the Company’s business, results of operations and financial condition, including: Introduction and Overview section which provides a description of NRG’s business segments; Strategy section; Business Environment section, including how regulation, weather, and other factors affect NRG’s business; and Critical Accounting Policies and Estimates section.
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

Executive Summary
Introduction and Overview
     NRG Energy, Inc., or NRG or the Company, is primarily a wholesale power generation company with a significant presence in major competitive power markets in the United States, as well as a major retail electricity provider in the ERCOT (Texas) market through Reliant Energy. NRG is engaged in the ownership, development, construction and operation of power generation facilities, the transacting in and trading of fuel and transportation services, the trading of energy, capacity and related products in the United States and select international markets, and the supply of electricity and energy services to retail electricity customers in the Texas market.
     As of June 30, 2010, NRG had a total global generation portfolio of 187 active operating fossil fuel and nuclear generation units, at 44 power generation plants, with an aggregate generation capacity of approximately 23,985 MW, and approximately 255 MW under construction which includes partner interests of 125 MW. In addition to its fossil fuel plant ownership, NRG has ownership interests in operating renewable facilities with an aggregate generation capacity of 465 MW, consisting of four wind farms representing an aggregate generation capacity of 445 MW and a 20 MW solar facility. Within the United States, NRG has large and diversified power generation portfolios in terms of geography, fuel-type and dispatch levels, with approximately 22,980 MW of fossil fuel and nuclear generation capacity in 179 active generating units at 42 plants. The Company’s power generation facilities are most heavily concentrated in Texas (approximately 11,440 MW, including 445 MW from four wind farms), the Northeast (approximately 6,885 MW), South Central (approximately 2,855 MW), and West (approximately 2,150 MW, including 20 MW from a solar facility) regions of the United States, with approximately 115 MW of additional generation capacity from the Company’s thermal assets. In addition, through certain foreign subsidiaries, NRG has investments in power generation projects located in Australia and Germany with approximately 1,005 MW of generation capacity.
     NRG’s principal domestic power plants consist of a mix of natural gas-, coal-, oil-fired, nuclear and renewable facilities, representing approximately 45%, 31%, 17%, 5% and 2% of the Company’s total domestic generation capacity, respectively. In addition, 9% of NRG’s domestic generating facilities have dual or multiple fuel capacity, which allows those plants to dispatch with the lowest cost fuel option.
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
     Reliant Energy, the Company’s retail electricity provider, arranges for the transmission and delivery of electricity to customers, bills customers, collects payments for electricity sold and maintains call centers to provide customer service. Based on metered locations, as of June 30, 2010, Reliant Energy had approximately 1.5 million Mass customers and approximately 0.1 million C&I customers, with expected annual volumes for these customer classes of 20 TWhs and 25-30 TWhs, respectively.
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
NRG’s Business Strategy
     NRG’s business strategy is intended to maximize shareholder value through the production and sale of safe, reliable and affordable power to its customers in the markets served by the Company, while aggressively positioning the Company to meet the market’s increasing demand for sustainable and low carbon energy solutions. This dual strategy is designed to perfect the Company’s core business of competitive power generation and establish the Company as a leading provider of sustainable energy solutions, while utilizing the Company’s retail business to complement and advance both initiatives.

     The Company’s core business is focused on: (i) top decile operating performance of its existing operating assets, (ii) optimal hedging of baseload and retail operations, while retaining optionality on the Company’s gas fleet, (iii) repowering of power generation assets at existing sites and reducing environmental impacts, (iv) pursuit of selective acquisitions, joint ventures, divestitures and investments, and (v) engaging in a proactive capital allocation plan focused on achieving the regular return of capital to stockholders within the dictates of prudent balance sheet management.
     In addition, the Company believes that success in providing energy solutions that address sustainability and climate change concerns will not only reduce the carbon and capital intensity of the Company in the future, it also will reduce the real and perceived linkage between the Company’s financial performance and prospects, and volatile commodity prices, particularly with respect to natural gas. The Company’s initiatives in this area of future growth are focused on: (i) low carbon baseload — primarily nuclear generation, (ii) renewables, with a concentration in solar and wind generation and development, (iii) fast start, high efficiency gas-fired capacity in the Company’s core regions, (iv) electric vehicle ecosystems, and (v) smart grid services. The Company’s advancements in each of these areas are driven by select acquisitions, joint ventures, and investments that are more fully described in the Company’s 2009 Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and this Form 10-Q.
Environmental Matters
Environmental Regulatory Landscape
     A number of regulations that could significantly impact the power generation industry are in development or under review by the U.S. EPA: CAIR, MACT, NAAQS revisions, coal combustion byproducts, once-through cooling, and GHG regulations. While most of these regulations have been considered for some time, they are expected to gain clarity in 2010 through 2011. The timing and stringency of these regulations will provide a framework for the retrofit of existing fossil plants and deployment of new, cleaner technologies in the next decade. The Company has included capital to meet anticipated CAIR Phase I and II, CATR, MACT standards for mercury, and the installation of “Best Technology Available” under the 316(b) Rule in the current estimated environmental capital expenditure. While the Company cannot predict the impact of future regulations and would likely face additional investments over time, these expenditures, combined with the Company’s already existing air quality controls, use of Powder River Basin coal, closed cycle cooling, and dry ash handling systems position NRG well to meet more stringent requirements.
     The U.S. EPA released the proposed Clean Air Transport Rule, or CATR, on July 6, 2010. This rule is designed to replace CAIR and address the findings of the D.C. Court of Appeals that initially vacated the rule. It is designed to bring 31 states and D.C. into attainment with PM 2.5 and ozone national ambient air quality standards through emission reductions in SO2 and NOx. Proposed implementation would be through a cap and trade program starting in 2012 with constrained trading between states in the CATR regions. In 2014 the SO2 cap would be further reduced in certain states. Under CATR, CAIR use of discounted Acid Rain SO2 allowances would be discontinued and replaced with a completely distinct CATR SO2 allowance program. Acid Rain allowances would still be required on a 1:1 basis under the Acid Rain Program. NRG continues to evaluate the proposed rule and any impact it has to emission markets and currently estimates that the proposed rule, if it becomes effective, could result in up to a $50 million future impairment of the Company’s SO2 emission allowance intangible assets. NRG’s planned environmental capital expenditures are consistent with reductions anticipated in the rule.
     The New York State Department of Environmental Conservation finalized the NOx RACT Rule on July 14, 2010. This rule identifies new NOx emission limits for major sources which must be met by July 1, 2014. Plants can comply or request an alternate Reasonably Available Control Technology, or RACT, limit. All of NRG’s facilities are able to meet the new standards with the exception of Oswego, which will apply for an alternate limit.
     On May 4, 2010, the U.S. EPA proposed two options for the regulation of coal combustion residue, commonly known as coal ash. Under the Proposal’s first regulatory option, the U.S. EPA would reverse its August 1993 and May 2000 Bevill Regulatory Determinations and list coal ash as a special waste subject to regulation under hazardous waste regulations. The second regulatory option would leave the Bevill Determination in place and regulate disposal of coal ash as non-hazardous. Under both options, an exemption for the beneficial use of coal ash would remain in place. Additionally, under both options, the U.S. EPA would establish dam safety requirements to address the structural integrity of surface impoundments. While it is not possible to predict the impact of this rule until it is final, as proposed it is not expected to have a material impact on NRG’s operations, as all flyash disposal sites are dry landfills; however, should the U.S. EPA implement the hazardous waste option, NRG may incur significant costs due to loss of markets for beneficial reuse. Given the recent release of this proposed rule, NRG will continue to monitor developments and their respective impact on the Company’s operations.

     On May 4, 2010, the California State Water Resources Control Board adopted a statewide 316(b) policy to mitigate once through cooling in California. Options for power plants with once through cooling include transitioning to a closed loop system, retirement or submitting an alternative plan that meets equivalent mitigation criteria. Specified compliance dates for NRG’s El Segundo and Encina Power Plants are December 31, 2015, and December 31, 2017, respectively. NRG is analyzing compliance through a mix of alternative mitigation plans and repowering.
     In June 2010, the U.S. EPA issued a Section 308 Information Collection Request to steam electric power generating plants across the industry, including 13 NRG facilities. The questionnaire focuses on water and wastewater discharges from power plants. The U.S. EPA indicated results will be used to develop new effluent guidelines for the industry.
     Finalization of the Endangerment Finding, a rule addressing tailpipe limitations for light duty vehicles, and a final interpretation of the Johnson Memorandum set the stage for regulation of GHGs from stationary sources. On June 3, 2010, the U.S. EPA published the final rule tailoring the applicability criteria that determine which new and modified sources will become subject to permitting requirements for GHGs under the Prevention of Significant Deterioration, or PSD and Title V programs of the Clean Air Act. The rule raised applicability triggers to 75,000 or 100,000 tons per year CO2 equivalents, or CO2e, and implemented the requirements in two phases on January 2, 2011 or July 2, 2011. The immediate impact to NRG’s new and modified facilities is not expected to be material; the Company will continue to evaluate the potential long-term impact as regulatory programs are implemented over time.
Climate Change Legislation
     In 2009, in the course of producing approximately 71 million MWh of electricity, NRG’s power plants emitted 59 million tonnes of CO2, of which 53 million tonnes were emitted in the United States, 3 million tonnes in Germany and 3 million tonnes in Australia. During the same period, NRG emitted approximately 8 million tons of CO2 in the RGGI region. The impact from legislation or federal, regional or state regulation of GHGs on the Company’s financial performance will depend on a number of factors, including the overall level of GHG reductions required under any such regulations, the price and availability of offsets, and the extent to which NRG would be entitled to receive CO2 emissions allowances without having to purchase them in an auction or on the open market. Thereafter, under any such legislation or regulation, the impact on NRG would depend on the Company’s level of success in developing and deploying low and no carbon technologies such as those being pursued as discussed in the above.
     Congress has been unable to come to an agreement on climate legislation during this session. Lack of legislation will prolong the uncertainty of the nature and timing of GHG requirements and their resulting impact on NRG.
Regulatory Matters
     As operators of power plants and participants in wholesale energy markets, certain NRG entities are subject to regulation by various federal and state government agencies. These include the U.S. Commodity Futures Trading Commission, or CFTC, FERC, U.S. Nuclear Regulatory Commission, or NRC, PUCT and other public utility commissions in certain states where NRG’s generating or thermal assets are located. In addition, NRG is subject to the market rules, procedures and protocols of the various ISO markets in which it participates. Certain of the Reliant Energy entities are competitive Retail Electric Providers, or REPs, and as such are subject to the rules and regulations of the PUCT governing REPs. NRG must also comply with the mandatory reliability requirements imposed by the North American Electric Reliability Corporation, or NERC, and the regional reliability councils in the regions where the Company operates. The operations of, and wholesale electric sales from, NRG’s Texas region are not subject to rate regulation by the FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce.
     Financial Reform — On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, aims to improve transparency and accountability in derivative markets. While the Dodd-Frank Act increases the CFTC’s regulatory authority over over-the-counter derivatives, there is uncertainty on several issues related to market clearing, definitions of market participants, reporting, and capital requirements. Thus, while many details remain to be addressed in CFTC rulemaking proceedings, at this time the Company does not anticipate any material impact to its current hedging collateral strategy. NRG’s view is informed by a letter dated June 30, 2010 from Senate Banking Committee Chairman Dodd and Senate Agriculture Committee Chairman Lincoln clarifying that the legislative intent of the Dodd-Frank Act is not to impose margin requirements on end users that use swaps to hedge or mitigate commercial risks.

     New England — On February 22, 2010, ISO-NE filed proposed amendments to its Forward Capacity Market, or FCM, design with FERC. A number of generators protested the ISO-NE filing, arguing that FERC should not accept the proposed amendments. On March 23, 2010, an association of generators filed a complaint alleging that the proposed FCM amendments are not just and reasonable due to market distortions such as out-of-market contracts, and thus would continue to under-compensate capacity suppliers in New England. On April 2, 2010, NRG and PSEG jointly filed a second complaint alleging that the existing FCM market fails to adequately establish zonal prices and thus does not adequately compensate suppliers for the locational value of their capacity. These complaints are seeking only prospective relief. Any changes to the FCM market in response to these complaints could benefit from the Company’s existing New England assets in future FCM auctions. On April 23, 2010, FERC issued an order consolidating the proceedings. In its order, FERC accepted some of the ISO-NE’s proposed changes, but also set several of the central issues for hearing and settlement processes.
     California — On May 4, 2010, the U.S. Court of Appeals for the D.C. Circuit in Southern California Edison Company v. FERC vacated FERC’s acceptance of station power rules for the CAISO market, and remanded the case for further proceedings at FERC. As a result of the court’s decision, NRG’s power plants may be prevented from netting their station power consumption against their sales on a monthly basis in the California markets, which could require NRG to purchase station power at retail rates. Additionally, the precedent announced in this case may affect station power tariffs in other markets.
Changes in Accounting Standards
     See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
     The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2010	2009	Change %	2010	2009	Change %

Operating Revenues
Energy revenue	$605	$725	(17)%	$1,283	$1,612	(20)%
Capacity revenue	206	253	(19)	417	513	(19)
Retail revenue	1,341	1,250	7	2,586	1,250	107
Risk management activities	(2)	(12)	83	89	425	(79)
Contract amortization	(52)	(53)	2	(114)	(32)	(256)
Thermal revenue	20	21	(5)	48	55	(13)
Other revenues	15	53	(72)	39	72	(46)

Total operating revenues	2,133	2,237	(5)	4,348	3,895	12

Operating Costs and Expenses
Cost of sales	1,129	1,175	(4)	2,318	1,628	42
Risk management activities	(84)	(204)	59	51	(136)	138
Other cost of operations	284	271	5	599	516	16

Total cost of operations	1,329	1,242	7	2,968	2,008	48
Depreciation and amortization	208	213	(2)	410	382	7
Selling, general and administrative	139	131	6	269	214	26
Acquisition-related transaction and integration costs	—	23	(100)	—	35	(100)
Development costs	13	9	44	22	22	—

Total operating costs and expenses	1,689	1,618	4	3,669	2,661	38
Gain on sale of assets	—	—	—	23	—	—

Operating income	444	619	(28)	702	1,234	(43)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	11	5	120	25	27	(7)
Gain on sale of equity method investments	—	128	(100)	—	128	(100)
Other income/(expense), net	19	(11)	273	23	(14)	264
Interest expense	(147)	(159)	(8)	(300)	(297)	1

Total other expense	(117)	(37)	216	(252)	(156)	62

Income before income tax expense	327	582	(44)	450	1,078	(58)
Income tax expense	117	150	(22)	182	448	(59)

Net Income	210	432	(51)	268	630	(57)

Less: Net loss attributable to noncontrolling interest	(1)	(1)	—	(1)	(1)	—

Net income attributable to NRG Energy, Inc.	$211	$433	(51)	$269	$631	(57)

Business Metrics

Average natural gas price — Henry Hub ($/MMBtu)	4.09	3.68	11%	4.69	4.13	14%

Management’s discussion of the results of operations for the three months ended June 30, 2010, and 2009:
     The table below represents the results of NRG excluding the impact of Reliant Energy, and adjusted for intercompany transactions between Reliant Energy and the Texas region, during the three months ended June 30, 2010, and 2009:

	2010				2009
		Reliant		Total excluding		Reliant		Total excluding
(In millions)	Consolidated	Energy	Eliminations	Reliant Energy	Consolidated	Energy(a)	Eliminations	Reliant Energy

Operating Revenues
Energy revenue	$605	$—	$284	$889	$725	$—	$54	$779
Capacity revenue	206	—	3	209	253	—	11	264
Retail revenue	1,341	1,341	—	—	1,250	1,250	—	—
Risk management activities	(2)	—	(19)	(21)	(12)	—	2	(10)
Contract amortization	(52)	(59)	—	7	(53)	(75)	—	22
Thermal revenue	20	—	—	20	21	—	—	21
Other revenues	15	—	13	28	53	—	2	55

Total operating revenues	2,133	1,282	281	1,132	2,237	1,175	69	1,131
Operating Costs and Expenses
Cost of sales	1,129	937	300	492	1,175	803	71	443
Risk management activities	(84)	(76)	(19)	(27)	(204)	(189)	(2)	(17)
Other operating costs	284	49	—	235	271	41	—	230

Total cost of operations	1,329	910	281	700	1,242	655	69	656
Depreciation and amortization	208	29	—	179	213	43	—	170
Selling, general and administrative	139	64	—	75	131	49	—	82
Acquisition-related transaction and integration costs	—	—	—	—	23	—	—	23
Development costs	13	—	—	13	9	—	—	9

Total operating costs and expenses	1,689	1,003	281	967	1,618	747	69	940

Operating income	$444	$279	$—	$165	$619	$428	$—	$191

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.
Operating Revenues
     Operating revenues, excluding risk management activities, decreased by $114 million during the three months ended June 30, 2010, compared to the same period in 2009.
•
Retail revenue — increased by $91 million. This increase was driven by $354 million of revenue for the month of April included in 2010, which was offset by a decrease of $263 million from Mass, C&I and supply management revenues during the two month period ended June 30 2010, as compared to 2009. Mass revenues decreased by $143 million due to 12% lower revenue rates and 8% lower volumes due to fewer customers. C&I revenues decreased by $86 million due to 17% lower volumes driven by fewer customers.

•	Energy revenue — including intercompany revenue, increased $110 million during the three months ended June 30, 2010, compared to the same period in 2009:
o
Texas — increased by $64 million with $66 million increase driven by higher energy prices and an increase in margin on megawatt hours sold from market purchases of $12 million, offset by a $13 million decrease driven by reduction in generation. The average realized energy price increased by 11%, driven by a 14% increase in merchant prices and a 3% increase in contract prices. Intercompany sales to Reliant Energy, which eliminate in consolidation, were $284 million, an increase of $230 million over the two month period in 2009. Generation decreased by 2%, driven by an 18% decrease in nuclear plant generation and a 6% decrease in gas plant generation. The decrease in nuclear plant generation is due to an STP Unit 2 spring refueling outage in 2010. These decreases were offset by an increase in wind farm generation as Langford began commercial operation in December 2009.

o
Northeast — increased by $36 million, with $32 million driven by higher energy prices and $4 million driven by 3% higher generation. Merchant energy prices were higher by an average of 50%. The increase in oil and gas generation is attributable to higher reliability run hours at the Connecticut plants.

o
South Central — increased by $15 million due to a $19 million increase in contract revenue offset by a decrease of $4 million in merchant energy revenues. The increase in contract energy price was driven by a $6 million increase in fuel cost pass-through from the cooperatives and a $12 million increase due to a new contract with a regional municipality. Total megawatt hour sales to the region’s contract customers were up 13% while the average realized price on contract energy sales was $27.77 per MWh in 2010 compared to $22.98 per MWh in 2009. Megawatt hours sold to the merchant market increased by 26% but lower realized merchant prices resulted in a decrease of $4 million.

•	Capacity revenue — including intercompany revenue, decreased $55 million during the three months ended June 30, 2010, compared to the same period in 2009:
o
Texas — decreased by $42 million resulting from a lower proportion of baseload contracts which contain a capacity component. Intercompany sales to Reliant Energy, which eliminate in consolidation, decreased by $8 million.

o	South Central — decreased by $7 million primarily due to expiration of a capacity agreement with a regional utility.
•
Contract amortization revenue — decreased by $1 million during the three months ended June 30, 2010, as compared to the same period in 2009. The contract amortization expense decreased by $16 million at Reliant Energy offset by a $15 million reduction in contract amortization revenue in the Texas region due to the lower volume of contracted energy.

•
Other revenues — decreased by $38 million during the three months ended June 30, 2010, as compared to the same period in 2009, driven by $7 million in lower emissions revenues and a $31 million non-cash gain related to the settlement of pre-existing in-the-money contracts with Reliant Energy recognized in 2009. The Texas region’s intercompany ancillary sales to Reliant Energy, which eliminate in consolidation, were $13 million, an increase of $12 million over the two month period in 2009.

Cost of Operations
Cost of operations, excluding risk management activities, decreased by $33 million during the three months ended June 30, 2010, compared to the same period in 2009.
•	Cost of sales — including intercompany purchases, decreased $46 million during the three months ended June 30, 2010, compared to the same period in 2009 due to:
o
Retail — increased by $134 million, with $280 million of costs for the month of April included in 2010. This increase was offset by a $151 million decrease in supply costs and by a $26 million decrease in transmission and distribution charges for the two month period ended June 30, 2010, as compared to 2009. Intercompany purchases from the Texas region, which eliminate in consolidation, were $300 million, an increase of $229 million over the two month period in 2009.

o
Texas — increased $25 million due to higher coal costs and ancillary services costs offset by a decrease in natural gas costs and purchased energy. Coal costs increased $23 million due to higher transportation charges.

o
Northeast — increased $24 million driven by a $13 million increase in natural gas and oil costs, an $8 million increase in purchased energy and a $4 million increase in coal costs. Natural gas and oil costs increased due to 20% higher generation and 37% higher average natural gas prices. Purchased energy increased due to costs to supply new load contracts which commenced on June 1, 2010. Coal costs increased due to 52% higher average prices offset by 1% lower coal generation.

•
Other costs of operations — increased $13 million during the three months ended June 30, 2010, compared to the same period in 2009. Maintenance expenses in the Texas and South Central regions increased by $24 million due to planned baseload outages which was offset by a decrease of $16 million in the Northeast region due to lower property tax expense and lower operations and maintenance expenses.

Risk Management Activities
     Risk management activities include economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activities. Total derivative gains decreased by $110 million during the three months ended June 30, 2010, compared to the same period in 2009. The breakdown of changes by region are as follows:

	Three months ended June 30, 2010
	Reliant			South
	Energy	Texas	Northeast	Central	West	Thermal	Elimination	Total
	(In millions)
Net gains/(losses) on settled positions	$(88)	$69	$44	$(8)	$1	$2	$—	$20

Mark-to-market gains/(losses)	163	(57)	(55)	10	2	(1)	—	62

Total derivative gains/(losses) included in revenues and cost of operations	$75	$12	$(11)	$2	$3	$1	$—	$82

	Three months ended June 30, 2009
	Reliant			South
	Energy(a)	Texas	Northeast	Central	West	Thermal	Elimination	Total
	(In millions)
Net gains/(losses) on settled positions	$(114)	$101	$95	$(5)	$(1)	$1	$—	$77

Mark-to-market gains/(losses)	303	(144)	(34)	(15)	7	(2)	—	115

Total derivative gains/(losses) included in revenues and cost of operations	$189	$(43)	$61	$(20)	$6	$(1)	$—	$192

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.
     The breakdown of gains and losses included in revenue and cost of operations by region are as follows:

	Three months ended June 30, 2010
	Reliant			South
	Energy	Texas	Northeast	Central	West	Thermal	Elimination (a)	Total
	(In millions)
Net gains/(losses) on settled positions, or financial income in revenues	$—	$70	$44	$(8)	$1	$2	$(28)	$81

Mark-to-market results in revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	—	(16)	(34)	1	—	(1)	2	(48)
Reversal of previously recognized unrealized losses on settled positions related to trading activity	—	7	—	1	—	—	—	8
Net unrealized (losses)/gains on open positions related to economic hedges	—	(66)	(28)	(4)	1	—	45	(52)
Net unrealized gains on open positions related to trading activity	—	2	3	3	1	—	—	9

Subtotal mark-to-market results	—	(73)	(59)	1	2	(1)	47	(83)

Total derivative (losses)/gains included in revenues	$—	$(3)	$(15)	$(7)	$3	$1	$19	$(2)

(a)	Represents the elimination of $19 million intercompany loss in the Texas region. The offsetting intercompany gain is included in cost of operations in the Reliant Energy region.

	Three months ended June 30, 2009
	Reliant			South
	Energy(a)	Texas	Northeast	Central	West	Thermal	Elimination(b)	Total
	(In millions)
Net gains/(losses) on settled positions, or financial income in revenues	$—	$105	$96	$(2)	$(1)	$1	$—	$199

Mark-to-market results in revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	—	(16)	(32)	—	—	(1)	—	(49)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(14)	(9)	(12)	—	—	—	(35)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(119)	(9)	(4)	7	(1)	(2)	(128)
Net unrealized (losses)/gains on open positions related to trading activity	—	(10)	5	6	—	—	—	1

Subtotal mark-to-market results	—	(159)	(45)	(10)	7	(2)	(2)	(211)

Total derivative (losses)/gains included in revenues	$—	$(54)	$51	$(12)	$6	$(1)	$(2)	$(12)

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.

(b)	Represents the elimination of $2 million intercompany gain in the Texas region. The offsetting intercompany loss is included in cost of operations in the Reliant Energy region.

	Three months ended June 30, 2010
	Reliant			South
	Energy	Texas	Northeast	Central	Elimination(a)	Total
	(In millions)
Net (losses)/gains on settled positions, or financial expense in cost of operations	$(88)	$(1)	$—	$—	$28	$(61)

Mark-to-market results in cost of operations
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	(17)	8	4	4	(2)	(3)
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	60	—	—	—	—	60
Net unrealized gains/(losses) on open positions related to economic hedges	120	8	—	5	(45)	88

Subtotal mark-to-market results	163	16	4	9	(47)	145

Total derivative gains/(losses) included in cost of operations	$75	$15	$4	$9	$(19)	$84

(a)	Represents the elimination of $19 million intercompany gains in the Reliant Energy region. The offsetting intercompany loss is included in revenue in the Texas region.

	Three months ended June 30, 2009
	Reliant			South
	Energy(a)	Texas	Northeast	Central	Elimination(b)	Total
	(In millions)
Net losses on settled positions, or financial expense in cost of operations	$(114)	$(4)	$(1)	$(3)	$—	$(122)

Mark-to-market results in cost of operations
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	—	12	19	—	—	31
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	210	—	—	—	—	210
Net unrealized gains/(losses) on open positions related to economic hedges	93	3	(8)	(5)	2	85

Subtotal mark-to-market results	303	15	11	(5)	2	326

Total derivative gains/(losses) included in cost of operations	$189	$11	$10	$(8)	$2	$204

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.

(b)	Represents the elimination of $2 million intercompany loss in the Reliant Energy region. The offsetting intercompany gain is included in revenue in the Texas region.

     For the three months ended June 30, 2010, the $52 million loss in revenue from economic hedge positions is primarily driven by a decrease in value of forward sales of natural gas and electricity due to an increase in forward power and gas prices. The $88 million gain in cost of energy from economic hedge positions is primarily driven by an increase in value of forward purchases of natural gas, electricity and fuel due to an increase in forward power and gas prices. Reliant Energy’s $60 million gain from the roll-off of acquired derivatives consists of loss positions that were acquired as of May 1, 2009, and valued using forward prices on that date. The roll-off amounts were offset by realized losses at the settled prices and higher costs of physical power which are reflected in cost of operations during the same period.
     For the period ended June 30, 2009, the $128 million mark-to-market loss in revenue related to a decrease in value in forward sales of electricity and fuel relating to economic hedges due to an increase in forward power and gas prices. The $85 million mark-to-market gain in expense related to economic hedges was due to an increase in forward purchases of electricity and natural gas relating to retail supply, due to an increase in forward power and gas prices.
     In accordance with ASC 815, the following table represents the results of the Company’s financial and physical trading of energy commodities for the three months ended June 30, 2010, and 2009. The realized financial trading results and unrealized financial and physical trading results are included in the risk management activities above, while the realized physical trading results are included in energy revenue. The Company’s trading activities are subject to limits within the Company’s Risk Management Policy.

	Three months
	ended June 30,
(In millions)	2010	2009

Trading gains/(losses)
Realized	$(13)	$26
Unrealized	17	(34)

Total trading gains/(losses)	$4	$(8)

Depreciation and Amortization
     NRG’s depreciation and amortization expense decreased by $5 million for the three months ended June 30, 2010, compared to the same period in 2009. Depreciation and amortization expense for Reliant Energy decreased by $14 million mainly due to reduction in amortization of customer relationships. This decrease was offset by a $9 million increase in depreciation related to baghouse projects in western New York, Cedar Bayou 4 project which began operations in June 2009 and Langford which began commercial operations in December 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $8 million during the three months ended June 30, 2010, compared to the same period in 2009. The increase was due to:
•	Retail selling, general and administrative expense — increased by $15 million due to inclusion of month of April in 2010.
This increase was offset by:
•	Consultant costs — decreased due to $5 million non-recurring costs related to Exelon’s exchange offer and proxy contest efforts incurred in 2009.
Acquisition-related Transaction and Integration Costs
     NRG incurred Reliant Energy acquisition-related transaction and integration costs of $23 million for the three months ended June 30, 2009. These integration efforts were completed by the end of 2009.

Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates increased by $6 million during the three months ended June 30, 2010, compared to the same period in 2009, primarily from an increase in equity earnings from Sherbino.
Gain on Sale of Equity Method Investments
     NRG’s gain on sale of equity method investments in 2009 represents a $128 million gain on the sale of NRG’s 50% ownership interest in MIBRAG.
Other Income/(Expense), Net
     NRG’s other income/(expense), net increased $30 million during the three months ended June 30, 2010, compared to the same period in 2009. The 2010 amount includes $3 million and $9 million of unrealized and realized foreign exchange gains, respectively. The 2009 amount includes a $15 million loss on a forward contract for foreign currency executed to hedge the MIBRAG sale proceeds.
Interest Expense
     NRG’s interest expense decreased by $12 million during the three months ended June 30, 2010, compared to the same period in 2009. This decrease was due to $7 million related to the settlement of the CSF Debt in 2009 and early 2010, a $12 million decrease in fees on the CSRA facility, a $4 million decrease due to a lower outstanding principal balance on the Term Loan Facility, and $2 million due to lower interest rates related to the unhedged portion of the Term Loan. These decreases were offset by a $10 million increase in interest expense related to the issuance of the 2019 Senior Notes in June 2009.
Income Tax Expense
     NRG’s income tax expense decreased by $33 million during the three months ended June 30, 2010, compared to the same period in 2009. The decrease in income tax expense was primarily due to a decrease in income. The effective tax rate was 35.8% and 25.8% for the three months ended June 30, 2010, and 2009, respectively.
     For the three months ended June 30, 2010, NRG’s overall effective tax rate was different than the statutory rate of 35% primarily due to state and local income taxes as well as recording federal and state tax expense and interest for unrecognized tax benefits. For the three months ended June 30, 2009, NRG’s effective tax rate was different than the statutory rate of 35% primarily due to a net state and local income tax benefit as a result of the Reliant Energy acquisition, and the sale of the MIBRAG facility.

Management’s discussion of the results of operations for the six months ended June 30, 2010, and 2009:
     The table below represents the results of NRG excluding the impact of Reliant Energy, and adjusted for intercompany transactions between Reliant Energy and the Texas region, during the six months ended June 30, 2010 and 2009:

	2010				2009
		Reliant		Total excluding		Reliant		Total excluding
(In millions)	Consolidated	Energy	Eliminations	Reliant Energy	Consolidated	Energy(a)	Eliminations	Reliant Energy

Operating Revenues
Energy revenue	$1,283	$—	$484	$1,767	$1,612	$—	$54	$1,666
Capacity revenue	417	—	7	424	513	—	11	524
Retail revenue	2,586	2,586	—	—	1,250	1,250	—	—
Risk management activities	89	—	125	214	425	—	2	427
Contract amortization	(114)	(128)	—	14	(32)	(75)	—	43
Thermal revenue	48	—	—	48	55	—	—	55
Other revenues	39	—	26	65	72	—	2	74

Total operating revenues	4,348	2,458	642	2,532	3,895	1,175	69	2,789
Operating Costs and Expenses
Cost of sales	2,318	1,843	516	991	1,628	803	71	896
Risk management activities	51	248	125	(72)	(136)	(189)	(2)	51
Other operating costs	599	94	1	506	516	41	—	475

Total cost of operations	2,968	2,185	642	1,425	2,008	655	69	1,422
Depreciation and amortization	410	59	—	351	382	43	—	339
Selling, general and administrative	269	122	—	147	214	49	—	165
Acquisition-related transaction and integration costs	—	—	—	—	35	—	—	35
Development costs	22	—	—	22	22	—	—	22

Total operating costs and expenses	3,669	2,366	642	1,945	2,661	747	69	1,983

Gain on sale of assets	23	—	—	23	—	—	—	—

Operating income	$702	$92	$—	$610	$1,234	$428	$—	$806

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.
Operating Revenues
     Operating revenues, excluding risk management activities, increased $789 million during the six months ended June 30, 2010, compared to the same period in 2009.
•
Retail revenue — for the six months ended June 30, 2010, were $2.6 billion consisting of $1.5 billion in Mass revenues and $991 million in C&I revenues. Retail revenues for the two months ended 2009 were $1.3 billion consisting of $761 million in Mass revenues and $437 million in C&I revenues.

•	Energy revenue — including intercompany revenue, increased $101 million during the six months ended June 30, 2010, compared to the same period in 2009:
o
Texas — increased by $98 million, with $56 million driven by higher energy prices, $10 million driven by margin on megawatt hours sold from market purchases and $31 million driven by an increase in generation. The average realized energy price increased by 5%, driven by a 1% increase in merchant prices and a 3% increase in contract prices. Intercompany sales to Reliant Energy, which eliminate in consolidation, were $484 million, an increase of $430 million over the two month period in 2009. Generation increased by 3%, driven by a 17% increase in gas plant generation and an increase in wind farm generation. Wind farm generation increased due to Langford, which began commercial operations in December 2009, and leased wind farm generation, which increased due to four additional months included in 2010. These increases were offset by a 13% decrease in nuclear plant generation due to planned outages.

o
Northeast — decreased by $24 million, with $7 million driven by lower energy prices, $13 million driven by a reduction in generation, and $12 million of margin on a load contract which expired in May 2009, offset by an $8 million increase driven by new load-serving contracts, which commenced June 1, 2010. Merchant energy prices were lower by an average of 4%. Generation decreased by 5%, with a 19% decrease in oil and gas generation and a 2% decrease in coal generation. The decline in oil and gas generation is attributable to both planned and forced outages at Arthur Kill, Middletown and Oswego in 2010, offset by an increase due to higher reliability run hours at the Connecticut plants.

o
South Central — increased by $25 million due to a $31 million increase in contract revenue offset by a $6 million decrease in merchant energy revenues. Of the $31 million increase, $18 million is attributable to the region’s cooperative customers. Also contributing to the increase in contract revenue was $12 million due to a new contract with a regional municipality. Average realized price on contract energy sales was down $1.75 per MWh in 2010 compared to 2009. Megawatt hours sold to the merchant market decreased by 5%.

•	Capacity revenue — including intercompany revenue, decreased $100 million during the six months ended June 30, 2010, compared to the same period in 2009:
o
Texas — decreased by $82 million due to a lower proportion of baseload contracts which contain a capacity component. Intercompany sales to Reliant Energy, which eliminate in consolidation, decreased by $4 million.

o
Northeast — increased by $8 million, due to a $21 million increase in capacity revenue in the NYISO and PJM markets driven by higher prices offset by a $13 million decrease in NEPOOL capacity driven by the expiration of RMR contracts for Montville, Middletown and Norwalk in 2010.

o	South Central — decreased by $18 million due to the expiration of a capacity agreement with a regional utility.

o	West — decreased by $7 million due to reduced resource adequacy and call option contract sales at El Segundo in 2010 compared to 2009.
•
Contract amortization revenue — decreased by $82 million during the six months ended June 30, 2010, as compared to the same period in 2009. The decrease includes $52 million of amortization revenue for net in-market C&I contracts related to the Reliant Energy acquisition in May 2009 and a reduction of $28 million in amortization revenue in the Texas region due to the lower volume of contracted energy.

•
Other revenues — decreased by $33 million during the six months ended June 30, 2010, as compared to the same period in 2009. The decrease was driven by $14 million in lower emissions revenues in 2010 and a $31 million non-cash gain related to the settlement of pre-existing in-the-money contracts with Reliant Energy recognized in 2009. These decreases were offset by a $9 million increase in ancillary revenue. The Texas region’s intercompany ancillary sales to Reliant Energy, which eliminate in consolidation, were $25 million, an increase of $24 million over the two month period in 2009.

Cost of Operations
Cost of operations, excluding risk management activities, increased $773 million during the six months ended June 30, 2010, compared to the same period in 2009.
•	Cost of sales — including intercompany purchases, increased $690 million during the six months ended June 30, 2010, compared to the same period in 2009 due to:
o
Retail — Cost of energy for the six months ended June 30, 2010, was $1.8 billion consisting of $1.2 billion in supply costs and $634 million in transmission and distribution charges. Cost of energy for the two months ended June 30, 2009 was $803 million consisting of $550 million in supply costs and $267 million in transmission and distribution charges. Intercompany purchases from the Texas region, which eliminate in consolidation, were $516 million, an increase of $445 million over the two month period in 2009.

o
Texas — increased $98 million due to higher coal and natural gas costs, ancillary services costs and purchased energy. Coal costs increased by $40 million due to a $30 million increase in transportation cost, and a $15 million due to higher prices offset by a $9 million decrease due to reduced generation. Natural gas costs increased $22 million, reflecting a 23% increase in average natural gas per MMBtu prices and a 17% increase in gas-fired generation. Ancillary service costs increased by $18 million due to an increase in purchased ancillary costs incurred to meet contract obligations. Purchased energy increased by $14 million due to a higher average price and a greater number of megawatt hours purchased to meet obligations when baseload plants are not available.

o	South Central — increased by $10 million due to an $11 million increase in purchased energy offset by $4 million decrease in coal costs due to a 1% reduction in coal generation.
•
Other costs of operations — increased $83 million during the six months ended June 30, 2010, compared to the same period in 2009. Other costs of operations for Reliant Energy increased by $53 million due to the additional four months included in 2010. Also, maintenance expenses in the Texas and South Central regions increased by $42 million due to planned baseload outages offset by a $17 million decrease in the Northeast region mainly due to lower spending at the Indian River and Arthur Kill plants, which completed a major outage project in the second quarter of 2009.

  Risk Management Activities
     Risk management activities include economic hedges that did not qualify for cash flow hedge accounting, ineffectiveness on cash flow hedges, and trading activities. Total derivative gains decreased by $523 million during the six months ended June 30, 2010, compared to the same period in 2009. The breakdown of changes by region follows:

	Six months ended June 30, 2010
	Reliant			South
	Energy	Texas	Northeast	Central	West	Thermal	Elimination	Total
	(In millions)
Net (losses)/gains on settled positions	$(123)	$77	$77	$(21)	$1	$3	$—	$14
Mark-to-market (losses)/gains	(125)	170	(30)	8	3	(2)	—	24

Total derivative (losses)/gains included in revenues and cost of operations	$(248)	$247	$47	$(13)	$4	$1	$—	$38

	Six months ended June 30, 2009
	Reliant			South
	Energy(a)	Texas	Northeast	Central	West	Thermal	Elimination	Total
	(In millions)
Net (losses)/gains on settled positions	$(114)	$130	$151	$5	$(3)	$2	$—	$171
Mark-to-market gains/(losses)	303	25	97	(40)	6	(1)	—	390

Total derivative gains/(losses) included in revenues and cost of operations	$189	$155	$248	$(35)	$3	$1	$—	$561

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.

     The breakdown of gains and losses included in revenue and cost of operations by region are as follows:

	Six months ended June 30, 2010
	Reliant			South
	Energy	Texas	Northeast	Central	West	Thermal	Elimination(a)	Total
	(In millions)
Net gains/(losses) on settled positions, or financial income in revenues	$—	$79	$77	$(20)	$1	$3	$(37)	$103

Mark-to-market results in revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	—	(53)	(58)	1	—	(2)	(9)	(121)
Reversal of previously recognized unrealized losses on settled positions related to trading activity	—	20	3	3	—	—	—	26
Net unrealized gains/(losses) on open positions related to economic hedges	—	156	2	(22)	1	—	(79)	58
Net unrealized gains on open positions related to trading activity	—	7	8	6	2	—	—	23

Subtotal mark-to-market results	—	130	(45)	(12)	3	(2)	(88)	(14)

Total derivative gains/(losses) included in revenues	$—	$209	$32	$(32)	$4	$1	$(125)	$89

(a)	Represents the elimination of $125 million intercompany gain in the Texas region. The offsetting intercompany loss is included in cost of operations in the Reliant Energy region.

	Six months ended June 30, 2009
	Reliant			South
	Energy(a)	Texas	Northeast	Central	West	Thermal	Elimination(b)	Total
	(In millions)
Net gains/(losses) on settled positions, or financial income in revenues	$—	$143	$156	$11	$(3)	$2	$—	$309

Mark-to-market results in revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	—	(37)	(63)	—	—	(2)	—	(102)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(43)	(23)	(38)	—	—	—	(104)
Net unrealized gains/(losses) on open positions related to economic hedges	—	154	159	(4)	6	1	(2)	314
Net unrealized gains/(losses) on open positions related to trading activity	—	(8)	4	12	—	—	—	8

Subtotal mark-to-market results	—	66	77	(30)	6	(1)	(2)	116

Total derivative gains/(losses) included in revenues	$—	$209	$233	$(19)	$3	$1	$(2)	$425

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.

(b)	Represents the elimination of $2 million intercompany gain in the Texas region. The offsetting intercompany loss is included in cost of operations in the Reliant Energy region.

	Six months ended June 30, 2010
	Reliant			South
	Energy	Texas	Northeast	Central	Elimination(a)	Total
	(In millions)
Net gains/(losses) on settled positions, or financial expense in cost of operations	$(123)	$(2)	$—	$(1)	$37	$(89)

Mark-to-market results in cost of operations
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	(20)	23	9	9	9	30
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	150	—	—	—	—	150
Net unrealized gains/(losses) on open positions related to economic hedges	(255)	17	6	11	79	(142)

Subtotal mark-to-market results	(125)	40	15	20	88	38

Total derivative (losses)/gains included in cost of operations	$(248)	$38	$15	$19	$125	$(51)

(a)	Represents the elimination of $125 million intercompany loss in the Reliant Energy region. The offsetting intercompany gain is included in revenue in the Texas region.

	Six months ended June 30, 2009
	Reliant			South
	Energy(a)	Texas	Northeast	Central	Elimination(b)	Total
	(In millions)
Net losses on settled positions, or financial expense in cost of operations	$(114)	$(13)	$(5)	$(6)	$—	$(138)

Mark-to-market results in cost of operations
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	—	25	43	—	—	68
Reversal of loss positions acquired as part of the Reliant Energy acquisition as of May 1, 2009	210	—	—	—	—	210
Net unrealized gains/(losses) on open positions related to economic hedges	93	(66)	(23)	(10)	2	(4)

Subtotal mark-to-market results	303	(41)	20	(10)	2	274

Total derivative gains/(losses) included in cost of operations	$189	$(54)	$15	$(16)	$2	$136

(a)	Reliant Energy results are for the period May 1, 2009, to June 30, 2009.

(b)	Represents the elimination of $2 million intercompany loss in the Reliant Energy region. The offsetting intercompany gain is included in revenue in the Texas region.
     For the six months ended June 30, 2010, the $58 million gain in revenue from economic hedge positions is primarily driven by an increase in value of forward sales of natural gas and electricity due to a decrease in forward power and gas prices. The $142 million loss in cost of energy from economic hedge positions is primarily driven by a decrease in value of forward purchases of natural gas, electricity and fuel due to a decrease in forward power and gas prices. Reliant Energy’s $150 million gain from the roll-off of acquired derivatives consists of loss positions that were acquired as of May 1, 2009, and valued using forward prices on that date. The roll-off amounts were offset by realized losses at the settled prices and higher costs of physical power which are reflected in cost of operations during the same period.
     In accordance with ASC 815, the following table represents the results of the Company’s financial and physical trading of energy commodities for the six months ended June 30, 2010, and 2009. The realized financial trading results and unrealized financial and physical trading results are included in the risk management activities above, while the realized physical trading results are included in energy revenue. The Company’s trading activities are subject to limits within the Company’s Risk Management Policy.

	Six months
	ended June 30,
(In millions)	2010	2009

Trading gains/(losses)
Realized	$(24)	$96
Unrealized	49	(96)

Total trading gains/(losses)	$25	$—

Depreciation and Amortization
     NRG’s depreciation and amortization expense increased by $28 million during the six months ended June 30, 2010, compared to the same period in 2009. Reliant Energy’s depreciation and amortization expense for the six month period increased by $16 million due to the inclusion of four additional months in 2010. The balance of the increase was due to depreciation on the baghouse projects in western New York, Cedar Bayou 4, which began commercial operation in June 2009, and Langford, which began commercial operation in December 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $55 million during the six months ended June 30, 2010, compared to the same period in 2009. The increase was due to:
•	Retail selling, general and administrative expense — increased by $73 million due to the inclusion of four additional months in 2010.
These increases were offset by
•	Labor costs — decreased by $15 million offset by higher contractor expense of $5 million.

•	Consultant costs — decreased by $9 million due to non-recurring costs related to Exelon’s exchange offer and proxy contest efforts incurred in 2009.
Acquisition-related Transaction and Integration Costs
     NRG incurred Reliant Energy acquisition-related transaction and integration costs of $35 million for 2009.
Gain on Sale of Assets
     On January 11, 2010, NRG sold Padoma to Enel, recognizing a gain on sale of $23 million.
Equity in Earnings of Unconsolidated Affiliates
     NRG’s equity earnings from unconsolidated affiliates decreased by $2 million during the six months ended June 30, 2010, compared to the same period in 2009. In 2009, NRG recognized $15 million from MIBRAG, which was sold in June 2009. This decrease was partially offset by a $13 million increase from Sherbino in 2010.
Gain on Sale of Equity Method Investments
     NRG’s gain on sale of equity method investments in 2009 represents a $128 million gain on the sale of NRG’s 50% ownership interest in MIBRAG.
Other Income/(Expense), Net
     NRG’s other income/(expense), net increased $37 million during the six months ended June 30, 2010, compared to the same period in 2009. The 2010 amount includes $3 million and $9 million of unrealized and realized foreign exchange gains, respectively. The 2009 amount includes a $24 million loss on a forward contract for foreign currency executed to hedge the MIBRAG sale proceeds.

Interest Expense
     NRG’s interest expense increased $3 million during the six months ended June 30, 2010, compared to the same period in 2009. This increase was due to $25 million related to the issuance of the 2019 Senior Notes in June 2009. This increase was offset by a $14 million decrease due to the settlement of the CSF Debt in 2009 and early 2010 and a $7 million decrease due to a lower outstanding principal balance on the Term Loan Facility and a $2 million decrease due to lower interest rates related to the unhedged portion of the Term Loan.
Income Tax Expense
     NRG’s income tax expense decreased by $266 million during the six months ended June 30, 2010, compared to the same period in 2009. The decrease in income tax expense was primarily due to a decrease in income. The effective tax rate was 40.4% and 41.5% for the six months ended June 30, 2010, and 2009, respectively.
     For the six months ended June 30, 2010, NRG’s overall effective tax rate was different than the statutory rate of 35% primarily due to state and local income taxes as well as recording federal and state tax expense and interest for unrecognized tax benefits. For the six months ended June 30, 2009, NRG’s overall effective tax rate was different than the statutory rate of 35% primarily due to an increase in valuation allowance as a result of capital losses generated in the six month period for which there are no projected capital gains or available tax planning strategies. Furthermore, the effective tax rate is decreased by the sale of the MIBRAG facility as well as a net state and local income tax benefit as a result of the Reliant Energy acquisition.

Results of Operations — Regional Discussions
     The following is a detailed discussion of the results of operations of NRG’s retail business segment.
Reliant Energy
Quarterly Results
     For a discussion of the business profile of the Company’s Reliant Energy operations, see pages 94-96 of NRG Energy, Inc.’s 2009 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months		Two months	Two months
	ended	One month ended	ended	ended
(In millions except otherwise noted)	June 30, 2010	April 30, 2010	June 30, 2010	June 30, 2009(c)	Change %

Operating Revenues
Mass revenues	$808	$190	$618	$761	(19)%
Commercial and Industrial revenues	502	151	351	437	(20)
Supply management revenues	31	13	18	52	(65)
Contract amortization	(59)	(22)	(37)	(75)	51

Total operating revenues	1,282	332	950	1,175	(19)
Operating Costs and Expenses
Cost of energy (including risk management activities)	861	239	622	614	1
Other operating expenses	113	37	76	90	(16)
Depreciation and amortization	29	9	20	43	(53)

Operating Income	$279	$47	$232	$428	(46)
Electricity sales volume — GWh
Mass	5,732	1,275	4,457	4,851	(8)
Commercial and Industrial (a)	6,683	2,059	4,624	5,580	(17)
Business Metrics
Weighted average retail customer count (in thousands, metered locations)
Mass	1,503	1,513	1,499	1,601	(6)
Commercial and Industrial (a)	63	63	63	71	(11)
Retail customer count (in thousands, metered locations)
Mass	1,488	1,513	1,488	1,589	(6)
Commercial and Industrial (a)	63	63	63	68	(7)
Cooling Degree Days, or CDDs (b)	1,163	149	1,014	971	4%
Heating Degree Days, or HDDs (b)	26	25	1	1	—

(a)	Includes customers of the Texas General Land Office, for whom the Company provides services.

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

(c)	For the period May 1, 2009, to June 30, 2009.

	Three months	One month	Two months	Two months
	ended	ended	ended	ended
(In millions except otherwise noted)	June 30, 2010	April 30, 2010	June 30, 2010	June 30, 2009(b)	Change %

Reliant Energy Operating Income:
Mass revenues	$808	$190	$618	$761	(19)%
Commercial and Industrial revenues	502	151	351	437	(20)
Supply management revenues	31	13	18	52	(65)

Total retail operating revenues (a)	1,341	354	987	1,250	(21)

Retail cost of sales (a)	1,033	280	753	930	(19)

Total retail gross margin	308	74	234	320	(27)
Mark-to-market results on energy supply derivatives	163	39	124	303	(59)
Contract amortization, net	(50)	(20)	(30)	(62)	(52)
Other operating expenses	(113)	(37)	(76)	(90)	(16)
Depreciation and amortization	(29)	(9)	(20)	(43)	(53)

Operating Income	$279	$47	$232	$428	(46)%

(a)	Amounts exclude unrealized gains/(losses) on energy supply derivatives and contract amortization.

(b)	For the period May 1, 2009, to June 30, 2009.
•
Gross margin — excluding April 2010 gross margin of $74 million, Reliant Energy’s gross margin decreased by $86 million for May and June. This decrease was primarily due to 22% lower Mass margins driven by price reductions for certain customer classes and lower unit margins on acquisitions, renewals, and conversions from month-to-month to fixed priced contracts. In addition, Mass volumes sold were 8% lower due to fewer customers. Competition, lower unit margins on acquisitions and renewals and supply costs based on forward market prices, could drive lower gross margin in the future.

Operating Income
     For the three months ended June 30, 2010 as compared to two months ended June 30, 2009, operating income decreased by $149 million, or $196 million excluding the one month ended April 30, 2010, due to:
Operating Revenues
     Total operating revenues increased by $107 million during the three months ended June 30, 2010, as compared to the two months ended June 30, 2009, or decreased by $225 million excluding the one month ended April 30, 2010, due to:
•
Mass revenues — excluding April 2010 revenues of $190 million, Mass revenues decreased by $143 million for May and June. This decrease was primarily due to 12% lower revenue rates driven by Reliant Energy price reductions for certain customer classes and lower revenue pricing on acquisitions, renewals, and conversions from month-to-month to fixed priced contracts consistent with competitive offers. Reliant Energy also experienced 8% lower volumes due to fewer customers driven by 0.6% monthly net attrition between July 2009 and June 2010 from increased competition. Favorable weather in both periods resulted in 11% higher customer usage in 2010 and 9% in 2009 when compared to ten-year normal weather.

•
Commercial and Industrial revenue — excluding April 2010 revenues of $151 million, C&I revenues decreased by $86 million for May and June. This decrease was due to 17% lower volumes primarily driven by fewer customers due to lower renewals and acquisitions and 4% lower revenue rates primarily driven by lower prices on fixed priced renewals due to lower natural gas prices at the time of the renewals.

Cost of Energy
     Cost of energy increased by $247 million for the three months ended June 30, 2010, as compared to the two months ended June 30, 2009, or $8 million excluding the one month ended April 30, 2010, due to:
•
Supply costs — excluding April 2010 supply costs of $187 million, supply costs decreased by $151 million for May and June due to 12% lower volumes in 2010 versus 2009 primarily driven by fewer customers. Supply rates also decreased by 12% due to lower unit prices of purchased power at the time of procurement and favorable impacts of $14 million for out of market supply contracts terminated in the fourth quarter of 2009 in conjunction with the CSRA unwind. The terminated contract value for April 2010 was $7 million.

•
Transmission and distribution charges — excluding April 2010 transmission and distribution charges of $93 million, transmission and distribution charges decreased by $26 million for May and June due to lower volumes transported and sold to customers in 2010 versus 2009. The lower volumes were primarily driven by fewer customers in 2010.

•
Risk management activities — decreased $114 million as $75 million of gains were recorded for the three months ended June 30, 2010 compared to $189 million of gains recorded in the same period in 2009. The $75 million of gains in 2010 consisted of unrealized gains of $163 million, offset by $88 million of realized losses on settled transactions, compared to $303 million of unrealized gains offset by $114 million of realized losses on settled transactions in the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expenses increased by $23 million for the three months ended June 30, 2010, as compared to the two months ended June 30, 2009. Excluding April 2010 expense of $37 million, other operating expenses decreased by $14 million primarily due to lower labor and related costs of $8 million, lower advertising and marketing costs of $5 million, and lower gross receipts taxes of $3 million, offset by other cost increases of $2 million.

Year to date Results
Selected Income Statement Data

Six months ended
(In millions except otherwise noted)	June 30, 2010

Operating Revenues
Mass revenues	$1,521
Commercial and Industrial revenues	991
Supply management revenues	74
Contract amortization	(128)

Total operating revenues	2,458
Operating Costs and Expenses
Cost of energy (including risk management activities)	2,091
Other operating expenses	216
Depreciation and amortization	59

Operating Income	$92
Electricity sales volume — GWh
Mass	10,546
Commercial and Industrial (a)	12,892
Business Metrics
Weighted average retail customers count (in thousands, metered locations)
Mass	1,512
Commercial and Industrial (a)	64
Retail customers count (in thousands, metered locations)
Mass	1,488
Commercial and Industrial (a)	63
Cooling Degree Days, or CDDs (b)	1,180
Heating Degree Days, or HDDs (b)	1,268

(a)	Includes customers of the Texas General Land Office, for whom the Company provides services.

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

Six months ended
(In millions)	June 30, 2010

Reliant Energy Operating Income:
Mass revenues	$1,521
Commercial and industrial revenues	991
Supply management revenues	74

Total retail operating revenues (a)	2,586

Retail cost of sales (a)	1,985

Total retail gross margin	601
Mark-to-market results on energy supply derivatives	(125)
Contract amortization, net	(109)
Other operating expenses	(216)
Depreciation and amortization	(59)

Operating Income	$92

(a)	Amounts exclude unrealized gains/(losses) on energy supply derivatives and contract amortization.
•
Gross margin — Reliant Energy’s gross margin totaled $601 million for the six months ended June 30, 2010. Higher Mass volumes were driven by favorable weather partially offset a reduction in volumes due to fewer customers driven by 0.4% monthly net attrition between January 2010 and June 2010. In addition, Mass unit margins decreased during the period due to lower margins on acquisitions and renewals driven by competition. A continuation of these factors could drive lower gross margin in the future.

Operating Income
     Operating income for the six months ended June 30, 2010, was $92 million, which consisted of the following:
Operating Revenues
     Total operating revenues for the six months ended June 30, 2010, were $2.6 billion and consisted of the following:
•
Mass revenues — totaled $1.5 billion for the period from retail electric sales to approximately 1.5 million end use customers in the Texas market. Favorable weather, when compared to ten-year normal weather, resulted in 11% higher usage per customer. However, customer counts declined by 2% during the period. The average Mass revenue rate declined during the period due to lower revenue pricing on acquisitions, renewals and conversions from month-to-month to fixed price contracts consistent with competitive offers.

•
Commercial and Industrial revenue — totaled $991 million for the period on volume sales of approximately 12,892 GWh. Variable rate contracts tied to the market price of natural gas accounted for approximately 45% of the contracted volumes as of June 30, 2010.

Cost of Energy
     Cost of energy for the six months ended June 30, 2010, was $2.1 billion and consisted of the following:
•
Supply costs and financial costs of energy — totaled $1.4 billion for the period. Energy is procured for fixed price term contracts at the time the sales contracts are executed. For month-to-month customers, the power is purchased at current market prices. Favorable weather caused an increase in purchased supply volumes during the period. The supply costs were favorably impacted by $48 million of out-of-market supply contracts terminated in the fourth quarter of 2009 in conjunction with the CSRA unwind.

•	Transmission and distribution charges — totaled $634 million for the period for the cost to transport power from the generation sources to the end use customers.

•
Risk management activities — decreased $437 million as losses of $248 million were reported for the six months ended June 30, 2010 compared to $189 million of gains during the same period in 2009. The $248 million of losses in 2010 consisted of $125 million of mark-to-market losses and $123 million of realized losses on settled transactions, compared to $303 million of mark-to-market gains offset by $114 million of realized losses on settled transactions in the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expenses for the six months ended June 30, 2010, were $216 million, or 9% of Reliant Energy’s total operating revenues. Other operating expenses consisted of the following:
•
Selling, general and administrative expenses — totaled $100 million for the period. Total direct costs were $86 million, which primarily consisted of the costs of labor and external costs associated with advertising and other marketing activities, as well as human resources, community activities, legal, procurement, regulatory, accounting, internal audit, and management, as well as facilities leases and other office expenses. Indirect costs related to corporate allocations were $14 million.

•
Operations and maintenance expenses — totaled $61 million for the six months ended June 30, 2010. These expenses primarily consisted of the labor and external costs associated with customer activities, including the call center, billing, remittance processing, and credit and collections, as well as the information technology costs associated with those activities.

•	Gross receipts tax — totaled $33 million for the period or 1.3% of Mass and C&I revenues.

•	Bad debt expense — totaled $22 million for the period or 0.9% of Mass and C&I revenues. During the period, Reliant Energy experienced improved customer payment behavior.

Results of Operations for Wholesale Power Generation Regions
     The following is a detailed discussion of the results of operations of NRG’s major wholesale power generation business segments.
     Texas Region
     For a discussion of the business profile of the Company’s Texas operations, see pages 97-101 of NRG Energy, Inc.’s 2009 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2010	2009	Change %	2010	2009	Change %

Operating Revenues
Energy revenue	$664	$600	11%	$1,292	$1,194	8%
Capacity revenue	5	47	(89)	12	94	(87)
Risk management activities	(3)	(54)	94	209	209	—
Contract amortization	2	17	(88)	4	32	(88)
Other revenues	24	9	167	45	15	200

Total operating revenues	692	619	12	1,562	1,544	1
Operating Costs and Expenses
Cost of energy (including risk management activities)	260	236	10	480	474	1
Other operating expenses	168	154	9	350	322	9
Depreciation and amortization	124	117	6	241	234	3

Operating Income	$140	$112	25	$491	$514	(4)
MWh sold (in thousands)	11,963	12,333	(3)	22,842	22,506	1
MWh generated (in thousands)	11,444	11,919	(4)	21,870	21,992	(1)
Business Metrics
Average on-peak market power prices ($/MWh)	39.30	38.55	2	40.58	35.57	14
Cooling Degree Days, or CDDs (a)	1,004	982	2	1,026	1,108	(7)
CDD’s 30 year average	854	854	—	948	948	—
Heating Degree Days, or HDDs (a)	79	100	(21)%	1,464	1,003	46%
HDD’s 30 year average	83	83	—	1,205	1,205	—

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

Quarterly Results
     Operating Income
     Operating income increased by $28 million for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in net risk management activities of $55 million and an increase of $22 million driven by higher energy revenues and offset by an increase in the cost of energy of $26 million driven by increased coal costs.

Operating Revenues
     Total operating revenues increased by $73 million during the three months ended June 30, 2010, compared to the same period in 2009, due to:
•
Risk management activities — decreased $51 million as losses of $3 million were reported for the three months ended June 30, 2010, compared to losses of $54 million in the same period in 2009. The $3 million of losses in 2010 included $73 million of unrealized mark-to-market losses and $70 million in settled gains, or financial income, compared to $159 million in unrealized derivative losses and $105 million of settled financial gains in the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

•	Energy revenues — increased $64 million due to:
o
Energy prices — increased by $66 million for the three months ended June 30, 2010 compared to the same period 2009. The average realized energy price increased by 11%, driven by a 14% increase in merchant prices and a 3% increase in contract prices.

o
Generation — decreased by 2% resulting in a $13 million decrease in sales volume. This decrease was driven by a 1% decrease in coal plant generation due to increased planned maintenance hours in 2010, an 18% decrease in nuclear plant generation due to a planned maintenance outage on Unit 2, and a 6% decrease in gas plant generation. These decreases were offset by an increase in owned and leased wind farm generation, as Langford began commercial operations in December 2009.

o	Margin on MWh sold from market purchases — increased by $12 million for the three months ended June 30, 2010.
•	Capacity revenue — decreased by $42 million due to a lower proportion of baseload contracts which contain a capacity component.

•	Contract amortization revenue — decreased by $15 million due to the reduced volume of contracted energy in 2010 as compared to 2009.

•	Other revenue — increased by $15 million primarily due to higher ancillary services revenue of $17 million offset by a decrease of $2 million in physical sales of natural gas and coal.
Cost of Energy
     Cost of energy increased by $24 million during the three months ended June 30, 2010, compared to the same period in 2009, due to:
•	Coal costs — increased by $23 million due to higher cost of transportation.

•	Ancillary services costs — increased by $6 million due to an increase in purchased ancillary services costs incurred to meet obligations.

These increases were offset by:

•	Natural gas costs — decreased by $2 million due to a 6% decrease in gas-fired generation offset by a 26% increase in average natural gas prices.

•
Purchased energy — decreased $2 million due to lower cost of purchases per MWh to meet obligations when baseload plants are unavailable, including a decrease of $8 million from ERCOT congestion and out-of-merit purchases offset by bilateral and toll energy purchases of $6 million.

•
Fuel risk management activities — increased $4 million as gains of $15 million were recorded for the three months ending June 30, 2010, compared to gains of $11 million during the same period in 2009. The gains of $15 million in 2010 included $16 million of unrealized mark-to-market gains offset by $1 million of losses on settled transactions, compared to $15 million of unrealized mark-to-market gains offset by $4 million in losses on settled transactions, or financial cost of energy, in the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expenses increased by $14 million during the three months ended June 30, 2010, compared to the same period in 2009, driven by increases in operations and maintenance expense of $11 million due to baseload outages, general and administrative expense of $2 million, and development costs of $1 million.
Year to date results
Operating Income
     Operating income decreased by $23 million for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in the cost of energy of $98 million driven by higher fuel and purchased energy costs and higher operations and maintenance costs of $26 million due to baseload outages, offset by an increase in net risk management activities of $92 million.
Operating Revenues
     Total operating revenues increased by $18 million during the six months ended June 30, 2010, compared to the same period in 2009, due to:
•	Energy revenues — increased $98 million due to:
o
Energy prices — increased by $56 million for the six months ended June 30, 2010 compared to the same period 2009. The average realized energy price increased by 5%, driven by a 1% increase in merchant prices and a 3% increase in contract prices.

o
Generation — increased by 3% resulting in a $31 million increase in sales volume. This increase was driven by a 17% increase in gas plant generation and an increase in owned and leased wind farm generation, offset by a 13% decrease in nuclear plant generation due to planned and maintenance outages. Wind farm generation increased due to Langford, which began commercial operations in December 2009.

o	Margin on MWh sold from market purchases — increased by $10 million for the period.
•	Capacity revenue — decreased by $82 million due to a lower proportion of baseload contracts which contain a capacity component.

•	Contract amortization revenue — decreased by $28 million due to the reduced volume of contracted energy in 2010 as compared to 2009.

•
Other revenue — increased by $30 million due to higher ancillary services revenue of $33 million, higher maintenance services revenue of $3 million, and an increase of $2 million in physical sales of natural gas and coal. This increase was offset by $8 million lower emissions credit revenue.

     Cost of Energy
     Cost of energy increased by $6 million during the six months ended June 30, 2010, compared to the same period in 2009, due to:
•
Coal costs — increased by $40 million due to higher cost of transportation for WA Parish of $30 million, higher Limestone coal and lignite costs of $12 million, and increased lignite royalty and other costs of $3 million. These increases were offset by reduced generation of $9 million.

•	Natural gas costs — increased by $22 million due to a 17% increase in gas-fired generation and a 23% increase in average natural gas prices.

•	Ancillary services costs — increased by $18 million due to an increase in purchased ancillary services costs incurred to meet obligations.

•
Purchased energy — increased $14 million due to $15 million higher volume and cost of purchases per MWh to meet obligations when baseload plants are unavailable, including a decrease of $9 million from ERCOT congestion and out-of-merit purchases offset by bilateral and toll energy purchases of $8 million.

•	Emissions amortization — amortization of emissions credits increased $6 million due to the increased number of SO2 credits required by federal rules.

•	ERCOT nodal fees — increased $4 million due to an increase in the per MWh nodal fee by ERCOT.
     These increases were offset by:
•
Fuel risk management activities — decreased $92 million due to gains of $38 million recorded for the six months ended June 30, 2010, compared to losses of $54 million during the same period in 2009. The $38 million of gains in 2010 consisted of $40 million of mark-to-market gains offset by $2 million of losses on settled transactions, compared to $41 million of unrealized mark-to-market losses and $13 million in losses on settled transactions in the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

Other Operating Expenses
     Other operating expenses increased by $28 million during the six months ended June 30, 2010, compared to the same period in 2009, driven by increased operations and maintenance expense of $26 million due to baseload outages, and general and administrative expense of $2 million.

     Northeast Region
     For a discussion of the business profile of the Northeast region, see pages 101-105 of NRG Energy, Inc.’s 2009 Annual Report on
Form 10-K.
Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2010	2009	Change %	2010	2009	Change %

Operating Revenues
Energy revenue	$115	$79	46%	$236	$260	(9)%
Capacity revenue	100	100	—	204	196	4
Risk management activities	(15)	51	(129)	32	233	(86)
Other revenues	5	7	(29)	12	12	—

Total operating revenues	205	237	(14)	484	701	(31)
Operating Costs and Expenses
Cost of energy (including risk management activities)	89	58	53	176	175	1
Other operating expenses	73	94	(22)	169	188	(10)
Depreciation and amortization	31	30	3	63	59	7

Operating Income/(Loss)	$12	$55	(78)	$76	$279	(73)
MWh sold (in thousands)	1,688	1,634	3	4,077	4,272	(5)
MWh generated (in thousands)	1,688	1,634	3	4,077	4,272	(5)
Business Metrics
Average on-peak market power prices ($/MWh) (a)	54.05	39.68	36	53.46	48.99	9
Cooling Degree Days, or CDDs(b)	215	77	179	215	77	179
CDD’s 30 year average	105	105	—	105	105	—
Heating Degree Days, or HDDs(b)	594	789	(25)%	3,447	3,997	(14)%
HDD’s 30 year average	841	841	—	3,935	3,935	—

(a)	MWh sold are shown net of MWh purchased to satisfy certain load contracts in the region.

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

Quarterly Results
Operating Income
     Operating income decreased by $43 million for the three months ended June 30, 2010, compared to the same period in 2009 due primarily to a decrease in net risk management activities of $72 million offset by a decrease in other operating expenses of $21 million. Generation activities were relatively flat as increases in energy revenues were mostly offset by increases in cost of energy.
Operating Revenues
     Operating revenues decreased by $32 million for the three months ended June 30, 2010, compared to the same period in 2009, due to:
•
Risk management activities — decreased $66 million as losses of $15 million were recorded for the three months ending June 30, 2010, compared to gains of $51 million during the same period in 2009. The $15 million loss in 2010 included $59 million of unrealized mark-to-market losses and $44 million in gains on settled transactions, or financial income, compared to $45 million in unrealized mark-to-market losses and $96 million in financial gains during the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

     These decreases were offset by:
•	Energy revenues — increased by $36 million due to:
o	Energy prices — increased by $32 million reflecting an average 50% increase in merchant energy prices.

o
Generation — increased by $4 million due to a 3% increase in generation in 2010 compared to 2009, which is comprised of a 20% increase in oil and gas generation and a 1% decrease in coal generation. The increase in oil and gas generation is attributable to higher reliability run hours at the Connecticut plants.

o	Margin on MWh sold from market purchases — decreased by $8 million due to the expiration of load contracts.

o	Contract revenues — increased by $8 million due to revenues from new load-serving contracts which commenced June 1, 2010.
•
Capacity revenues — remained flat, however reflected higher capacity prices in New York City, offset by a decrease in capacity revenues in New England due to the expiration of the RMR contracts for Montville, Middletown and Norwalk on May 31, 2010.

Cost of Energy
     Cost of energy increased by $31 million for the three months ended June 30, 2010, compared to the same period in 2009, due to:
•	Natural gas and oil costs — increased by $13 million, or 47%, due to 37% higher average prices and 20% higher generation.

•	Coal costs — increased by $4 million, or 11%, due to 52% higher average prices offset by a 1% decrease in coal generation as discussed in energy revenues above.

•
Fuel risk management activities — increased $6 million as gains of $4 million were recorded for the three months ending June 30, 2010, related primarily to mark-to-market gains as compared to gains of $10 million in 2009, consisting of $11 million in mark-to-market gains and $1 million in losses on settled transactions, or financial cost of energy. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

•	Purchased energy — increased by $8 million due to costs to supply new load contracts which commenced June 1, 2010.
Other Operating Expenses
     Other operating expenses decreased by $21 million for the three months ended June 30, 2010, compared to the same period in 2009, due to:
•
Property tax expense — decreased by $12 million due to increased credits related to the New York Empire Zone program for 2010 and by a $6 million charge in June 2009 to reflect changes in Empire Zone regulations that eliminated the Oswego plant’s ability to continue participation in the Empire Zone program.

•	General & administrative expense — decreased $4 million due primarily to a reduction in corporate allocations.

•	Operations and maintenance expense — decreased $4 million due primarily to lower spending at the Arthur Kill plant, which completed a major outage project in the second quarter of 2009.

Year-to-Date Results
Operating Income
     Operating income decreased by $203 million for the six months ended June 30, 2010, compared to the same period in 2009 due primarily to the impact of net risk management activities, which decreased by $201 million. In addition, there were decreases in energy revenues of $24 million that were offset by an increase in capacity revenues of $8 million and a decrease in other operating expenses of $19 million.
Operating Revenues
     Operating revenues decreased by $217 million for the six months ended June 30, 2010, compared to the same period in 2009, due to:
•	Energy revenues — decreased by $24 million due to:
o	Energy prices — decreased by $7 million reflecting an average 4% decline in merchant energy prices.

o
Generation — decreased by $13 million due to a 5% decrease in generation in 2010 compared to 2009, driven by a 2% decrease in coal generation and a 19% decrease in oil and gas generation. The decrease in oil and gas generation is attributable to a combination of planned and forced outages as well as reserve shutdowns primarily at Arthur Kill, Middletown and Oswego in the first quarter 2010, offset in part by higher reliability run hours at the Connecticut plants.

o	Margin on MWh sold from market purchases — decreased by $12 million due to the expiration of a load contract in May 2009.

o	Contract revenues — increased by $8 million due to revenues from new load-serving contracts which commenced June 1, 2010.
•
Risk management activities — decreased $201 million as gains of $32 million were recorded for the six months ending June 30, 2010, compared to gains of $233 million during the same period in 2009. The $32 million gain in 2010 included $45 million of unrealized mark-to-market losses and $77 million in gains on settled transactions, or financial income, compared to $77 million in unrealized mark-to-market gains and $156 million in financial income during the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

     This increase was offset by:
•	Capacity revenues — increased by $8 million due to:
o	NYISO — capacity revenues increased by $15 million due to higher capacity prices in New York City driven in part by the retirement of the Poletti facility in January 2010.

o	PJM — capacity revenues increased by $6 million due to higher capacity prices.

o
NEPOOL — capacity revenues decreased by $13 million due to the expiration of the RMR contracts for Montville, Middletown and Norwalk on May 31, 2010. These plants now operate as fully merchant facilities.

     Cost of Energy
     Cost of energy increased by $1 million for the six months ended June 30, 2010, compared to the same period in 2009, due to:
•	Purchased energy — increased by $8 million due to costs to supply new load contracts, which commenced June 1, 2010.

•
Fuel risk management activities — remained flat as gains of $15 million were recorded for the six months ending June 30, 2010, related to mark-to-market gains, as compared to gains of $15 million in 2009, consisting of $20 million in mark-to-market gains and $5 million in losses on settled transactions, or financial cost of energy. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

     These increases were offset by:
•	Natural gas and oil costs — decreased by $5 million, or 7%, due to 19% lower generation offset by 17% higher average prices.
Other Operating Expenses
     Other operating expenses decreased by $19 million for the six months ended June 30, 2010, compared to the same period in 2009, due to:
•
Property taxes — decreased by $11 million due to increased credits related to the New York Empire Zone program for 2010 and by a $6 million charge in June 2009 to reflect changes in Empire Zone regulations that eliminated the Oswego plant’s ability to continue participation in the Empire Zone program.

•	ARO accretion expense — decreased $4 million due to a change in estimate for an ARO liability at the Huntley and Dunkirk plants.

•	General and administrative expense — decreased $10 million due primarily to a reduction in corporate allocations.
     These decreases were offset by:
•
Operations and maintenance expense — increased $6 million due primarily to $12 million in charges relating to the write-off of previously capitalized costs on the Indian River Unit 3 back end controls project together with associated cancellation penalties and write-offs for other asset retirements of $8 million. In addition, 2009 includes credits of $4 million booked to reflect resolution of certain station service liabilities. These increases were offset by decreases in normal and major maintenance of $17 million mainly due to lower spending at the Indian River and Arthur Kill plants, which completed a major outage project in the second quarter of 2009.

     South Central Region
     For a discussion of the business profile of the South Central region, see pages 106-109 of NRG Energy, Inc.’s 2009 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2010	2009	Change%	2010	2009	Change%

Operating Revenues
Energy revenue	$96	$81	19%	$202	$177	14%
Capacity revenue	58	65	(11)	115	133	(14)
Risk management activities	(7)	(12)	42	(32)	(19)	(68)
Contract amortization	5	5	—	10	11	(9)
Other revenues	—	—	—	—	(1)	100

Total operating revenues	152	139	9	295	301	(2)
Operating Costs and Expenses
Cost of energy (including risk management activities)	80	92	(13)	177	202	(12)
Other operating expenses	41	27	52	63	49	29
Depreciation and amortization	16	17	(6)	32	34	(6)

Operating Income	$15	$3	400	$23	$16	44
MWh sold (in thousands)	3,221	2,792	15	6,399	5,961	7
MWh generated (in thousands)	2,366	2,386	(1)	5,008	5,093	(2)
Business Metrics
Average on-peak market power prices ($/MWh)	38.96	32.21	21	41.13	34.75	18
Cooling Degree Days, or CDDs(a)	689	582	18	689	588	17
CDD’s 30 year average	458	458	—	489	489	—
Heating Degree Days, or HDDs(a)	182	289	(37)%	2,423	2,094	16%
HDD’s 30 year average	299	299	—	2,194	2,194	—

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

Quarterly Results
     Operating income increased by $12 million for the three months ended June 30, 2010, due to the favorable impact of $22 million in net risk management activities offset by $14 million of higher operating expenses.
Operating Revenues
     Operating revenues increased by $13 million for the three months ended June 30, 2010, compared to the same period in 2009, due to:
•
Energy revenues — increased by $15 million due to a $19 million rise in contract revenue offset by a decline of $4 million in merchant energy revenues. Total megawatt hours sold to the region’s contract customers increased 13% reflecting the impact of a new contract with a regional municipality and higher sales to cooperative customers. The new contract added an additional $12 million and a fuel pass-through to the cooperative customers increased $6 million. The average realized price on contract energy sales was $27.77 per MWh in 2010 compared to $22.98 per MWh in 2009. Megawatt hours sold to the merchant market increased by 26% but lower realized merchant prices resulted in a drop of $4 million.

•
Risk management activities — increased $5 million as losses of $7 million were recorded for the three months ended June 30, 2010 compared to losses of $12 million during the same period in 2009. The $7 million loss in 2010 included $1 million in unrealized gains and $8 million in realized losses compared to $10 million in unrealized losses and $2 million in realized losses for the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

•
Capacity revenues — capacity revenue decreased by $7 million due to an $8 million decrease resulting from the expiration of a capacity agreement offset by higher capacity revenue associated with the region’s contract customers.

     Cost of Energy
     Cost of energy decreased by $12 million for the three months ended June 30, 2010, compared to the same period in 2009, due to:
•
Fuel risk management activities — decreased $17 million as gains of $9 million were recorded for the three months ended June 30, 2010, related to mark-to-market gains, as compared to a loss of $8 million recorded in 2009, consisting of $5 million in unrealized losses and $3 million in realized losses. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

     This decrease was offset by:
•	Purchased energy — Total purchased power increased by $5 million as increased load requirements were met with market purchases.
Other Operating Expenses
     Other operating expense increased by $14 million for the three months ended June 30, 2010, compared to the same period in 2009. The scope of work and duration of the 2010 outage at the region’s coal facility was greater than the outage work performed in 2009. Outage work is performed in accordance with the region’s long-term maintenance plan.
Year-to-Date Results
     Operating income increased by $7 million for the six months ended June 30, 2010, due to the favorable impact of $22 million in net risk management activities offset by $14 million of higher operating expenses.
Operating Revenues
     Operating revenues decreased by $6 million for the six months ended June 30, 2010 compared to the same period in 2009 due to:
•
Energy revenues — increased by $25 million due to a $31 million increase in contract revenue offset by a $6 million decrease in merchant energy revenues. The increase is attributable to the region’s cooperative customers from fuel cost pass-through which contributed $12 million and increased volume $6 million. The new contract with a regional municipality added an additional $12 million. Merchant megawatt hour sales fell by 5% and average realized prices were down by $1.75 MWh.

•	Capacity revenues — decreased by $18 million due to the expiration of a capacity agreement with a regional utility.

•
Risk management activities — decreased by $13 million as losses of $32 million were recorded for the six months ended June 30, 2010 compared to losses of $19 million recognized during the same period in 2009. The $32 million loss in 2010 included $12 million in unrealized losses and $20 million of realized losses, compared to $30 million in unrealized losses offset by $11 million in realized gains for the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

Cost of Energy
     Cost of energy decreased by $25 million for the six months ended June 30, 2010, compared to the same period in 2009, due to:
•
Fuel risk management activities — decreased $35 million as gains of $19 million were recorded for the six months ended June 30, 2010, compared to losses of $16 million during the same period in 2009. The $19 million of gains in 2010 included $20 million of unrealized gains offset by $1 million of realized losses, compared to $10 million in unrealized losses and $6 million in realized losses for the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

•	Coal costs — dropped by $4 million due to a 1% reduction in coal generation.
     These decreases were offset by:
•	Purchased energy — increased by $11 million as increased load requirements were met with market purchases.
Other Operating Expenses
     Other operating expense increased by $14 million for the six months ended June 30, 2010, compared to the same period in 2009. The scope of work and duration of the 2010 outage at the region’s coal facility was greater than the outage work performed in 2009. Outage work is performed in accordance with the region’s long-term maintenance plan.

     West Region
     For a discussion of the business profile of the West region, see pages 110-112 of NRG Energy, Inc.’s 2009 Annual Report on Form 10-K.
Selected Income Statement Data

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2010	2009	Change%	2010	2009	Change%

Operating Revenues
Energy revenue	$2	$5	(60)%	$10	$7	43%
Capacity revenue	27	31	(13)	53	60	(12)
Risk management activities	3	6	(50)	4	3	33

Total operating revenues	32	42	(24)	67	70	(4)
Operating Costs and Expenses
Cost of energy (including risk management activities)	1	3	(67)	6	7	(14)
Other operating expenses	20	21	(5)	41	46	(11)
Depreciation and amortization	3	2	50	6	4	50

Operating Income	$8	$16	(50)	$14	$13	8
MWh sold (in thousands)	28	62	(55)	97	76	28
MWh generated (in thousands)	28	62	(55)	97	76	28
Business Metrics
Average on-peak market power prices ($/MWh)	35.40	33.14	7	41.64	36.80	13
Cooling Degree Days, or CDDs(a)	75	144	(48)	75	144	(48)
CDD’s 30 year average	150	150	—	157	157	—
Heating Degree Days, or HDDs(a)	674	470	43%	2,004	1,880	7%
HDD’s 30 year average	556	556	—	1,975	1,975	—

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

Quarterly Results
Operating Income
     Operating income decreased by $8 million for the three months ended June 30, 2010, compared to the same period in 2009.
Operating Revenues
     Operating revenues decreased by $10 million for the three months ended June 30, 2010, compared to the same period in 2009, due to:
•
Energy revenues — decreased by $3 million primarily due to a 55% decrease in generation and an 11% decline in merchant energy prices in 2010 compared to 2009. This increase includes $2 million in energy revenue related to Blythe Solar, which began commercial operation in December 2009.

•	Capacity revenues — decreased by $4 million due to a reduction in resource adequacy and call option contract sales at El Segundo in 2010 compared to 2009.

•
Risk management activities — decreased $3 million as gains of $3 million were recorded for the three months ended June 30, 2010, compared to gains of $6 million during the same period in 2009. The $3 million of gains in 2010 included $2 million of unrealized mark-to-market gains and $1 million in gains on settled transactions, or financial income, compared to $7 million in unrealized mark-to-market gains and $1 million in financial losses during the same period in 2009. Please refer to the Consolidated Results of Operations to this Form 10-Q for a more complete description of movements in risk management activities.

Cost of Energy
     Cost of energy decreased by $2 million for the three months ended June 30, 2010, compared to the same period in 2009, due to a 77% decrease in natural gas consumption due to lower generation. This decrease was partially offset by a 44% increase in average natural gas prices per MMBtu.
Year-to-Date Results
     Operating income increased by $1 million for the six months ended June 30, 2010, compared to the same period in 2009.
Operating Revenues
     Operating revenues decreased by $3 million for the six months ended June 30, 2010, compared to the same period in 2009, due to:
•	Capacity revenues — decreased by $7 million primarily due to reduced resource adequacy and call option contract sales at El Segundo in 2010 compared to 2009.

•
Energy revenues — increased by $3 million primarily due to incremental revenue from the commencement of operations at Blythe Solar. The region experienced a 28% increase in generation and a 3% increase in merchant energy prices in 2010 compared to 2009.

Cost of Energy and Other Operating Expenses
     Cost of energy and other operating expenses decreased by $6 million for the six months ended June 30, 2010, compared to the same period in 2009, due to:
•
Cost of energy — decreased by $1 million due to $3 million of expense in 2009 resulting from a write-down to market of fuel oil inventory no longer used in the production of energy. This decrease was offset by a $2 million increase in natural gas expense due to a 47% increase in average natural gas prices per MMBtu and a 12% decrease in natural gas consumption.

•	Other operating expenses — decreased by $5 million due to lower major maintenance expense associated with a major overhaul at El Segundo in 2009.

Liquidity and Capital Resources
Liquidity Position
     As of June 30, 2010, and December 31, 2009, NRG’s liquidity, excluding collateral received, was approximately $3.5 billion and $3.8 billion, respectively, comprised of the following:

	June 30,	December 31,
(In millions)	2010	2009

Cash and cash equivalents	$2,168	$2,304
Funds deposited by counterparties	310	177
Restricted cash	13	2

Total cash	2,491	2,483
Funded Letter of Credit Facility availability	480	583
Revolving Credit Facility availability	839	905

Total liquidity	3,810	3,971
Less: Funds deposited as collateral by hedge counterparties	(310)	(177)

Total liquidity, excluding collateral received	$3,500	$3,794

     For the six months ended June 30, 2010, total liquidity, excluding collateral received, decreased by $294 million due to lower cash and cash equivalent balances of $136 million, decreased availability of the Funded Letter of Credit Facility of $103 million, and decreased availability of $66 million in the Revolving Credit Facility. The Revolving Credit Facility availability decrease was due to a decrease in capacity of $125 million as a result of the refinancing of the Senior Credit Facility, offset by an increase of $59 million due to the cancellation in February 2010 of the letter of credit issued in support of the Dunkirk bonds, as described below and further in Note 8, Long-Term Debt. Changes in cash and cash equivalent balances are further discussed below under the heading Cash Flow Discussion. Cash and cash equivalents and funds deposited by counterparties at June 30, 2010, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
     Management believes that the Company’s liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures and other liquidity commitments. Management continues to regularly monitor the Company’s ability to finance the needs of its operating, financing and investing activity in a manner consistent with its intention to maintain a net debt to capital ratio in the range of 45-60%.

SOURCES OF FUNDS
     The principal sources of liquidity for NRG’s future operating and capital expenditures are expected to be derived from new and existing financing arrangements, existing cash on hand and cash flows from operations.
Financing Arrangements
Senior Credit Facility
     On June 30, 2010, NRG completed an amendment and extension, or the Amendment, of its Senior Credit Facility. NRG’s Senior Credit Facility is comprised of the Term Loan Facility, the Funded Letter of Credit Facility and the Revolving Credit Facility. As a result of the Amendment, NRG extended the maturity date for approximately $1.0 billion of the $2.0 billion outstanding Term Loan Facility to August 31, 2015, and the remaining amount is due on the original maturity date of February 1, 2013. In addition, borrowing capacity under the Revolving Credit Facility was reduced from $1.0 billion to $875 million and its maturity was extended to August 31, 2015. Finally, the Synthetic Letter of Credit Facility was converted into a term loan-backed Funded Letter of Credit Facility (on an “on-balance sheet” basis), with term loans in an amount of $800 million maturing on August 31, 2015, and $500 million maturing on the original maturity date of February 1, 2013. As of June 30, 2010, NRG had issued $820 million of letters of credit under the Funded Letter of Credit Facility, leaving $480 million available for future issuances. Under the Revolving Credit Facility as of June 30, 2010, NRG had issued a letter of credit of $36 million, leaving $839 million available.
TANE Facility
     On February 24, 2009, NINA executed an Engineering, Procurement and Construction, or EPC, agreement with TANE, which specifies the terms under which STP Units 3 and 4 will be constructed. Concurrent with the execution of the EPC agreement, NINA and TANE entered into the TANE Facility, wherein TANE has committed up to $500 million to finance purchases of long-lead materials and equipment for the construction of STP Units 3 and 4. The TANE Facility matures on February 24, 2012, subject to two renewal periods, and provides for customary events of default, which include, among others: nonpayment of principal or interest; default under other indebtedness; the rendering of judgments; and certain events of bankruptcy or insolvency. Outstanding borrowings will accrue interest at LIBOR plus 3%, subject to a ratings grid, and are secured by substantially all of the assets of and membership interests in NINA and its subsidiaries. As of June 30, 2010, $3 million has been borrowed under the TANE Facility.
NRG Non-Recourse Project Financings
     During the second quarter 2010, three of the Company’s subsidiaries completed the following project level financings which are non-recourse to NRG. See Note 8, Long-Term Debt, to this Form 10-Q for a more complete description of these project financings.

As of
(in millions)	June 30, 2010

NRG Solar Blythe LLC, term loan due 2028	$30
South Trent Wind LLC, term loan due 2020	$79
NRG Energy Center Minneapolis LLC, senior secured notes due 2025	$100

GenConn Energy LLC related financings
     NRG Connecticut Peaking Development LLC made funding requests under the EBL during the quarter. The EBL is backed by a letter of credit issued by NRG under its Funded Letter of Credit Facility equal to 104% of the amount outstanding. The proceeds of the EBL received through June 30, 2010, were $115 million and the remaining amounts will be drawn as necessary to fund interest on the EBL as the maximum amount permitted to be drawn for project costs for both projects has been met. Of the $115 million, $55 million was drawn to fund Devon project costs and will become due and payable upon COD of the Devon project, which is expected to occur in the third quarter of 2010.

     In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a seven-year term loan facility, and also entered into a five-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the revolving facility. In August 2009, GenConn began to draw under the GenConn Facility to cover costs related to the Devon project, and in June 2010 began to draw to cover costs related to the Middletown project. As of June 30, 2010, $109 million had been drawn.
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
     The Company’s lien counterparties may have a claim on its assets to the extent market prices exceed the hedged price. As of June 30, 2010, all hedges under the first and second liens were in-the-money on a counterparty aggregate basis.
     The following table summarizes the amount of MWs hedged against the Company’s baseload assets and as a percentage relative to the Company’s baseload capacity under the first and second lien structure as of June 30, 2010:

Equivalent Net Sales Secured by First and Second Lien Structure(a)	2010	2011	2012	2013

In MW(b)	2,793	2,222	1,439	736
As a percentage of total net baseload capacity(c)	41%	33%	21%	11%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2010 MW value consists of July through December positions only.

(c)	Net baseload capacity under the first and second lien structure represents 80% of the Company’s total baseload assets.

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
Commercial Operations
     NRG’s commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) initial collateral required to establish trading relationships; (iii) timing of disbursements and receipts (i.e., buying fuel before receiving energy revenues); and (iv) initial collateral for large structured transactions. As of June 30, 2010, commercial operations had total cash collateral outstanding of $391 million, and $537 million outstanding in letters of credit to third parties primarily to support its economic hedging activities for both wholesale and retail transactions (includes a $60 million letter of credit relating to deposits at the PUCT that covers outstanding customer deposits and residential advance payments). As of June 30, 2010, total collateral held from counterparties was $310 million and $11 million of letters of credit.
     Future liquidity requirements may change based on the Company’s hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG’s credit ratings and the general perception of its creditworthiness.
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
Acquisitions
     During the second quarter 2010, the Company completed the acquisitions of Northwind Phoenix and South Trent, for combined consideration totaling $211 million. See Note 4, Business Acquisitions and Dispositions, to this Form 10-Q for a more complete description of these acquisitions.
2010 Capital Allocation Plan
     In the second quarter 2010, as part of the Company’s 2010 Capital Allocation Plan, the Company repurchased $50 million of its common stock. NRG intends to complete the remainder of its $180 million of share repurchases by the end of 2010, subject to market prices, financial restrictions under the Company’s debt facilities and as permitted by securities laws.

     Capital Expenditures
     The following table summarizes the Company’s capital expenditures, including accruals, for the six months ended June 30, 2010, and the estimated capital expenditure and repowering investments forecast for the remainder of 2010. As discussed below, the Repowering expenditures include amounts anticipated to be funded from sources other than NRG.

(In millions)	Maintenance	Environmental	Repowering	Total

Northeast	$5	$83	$1	$89
Texas	41	—	—	41
South Central	7	—	—	7
West	2	—	7	9
Reliant Energy	3	—	—	3
Nuclear development	—	—	279	279
Other	22	—	5	27

Total for the six months ended June 30, 2010	$80	$83	$292	$455

Estimated capital expenditures for the remainder of 2010	$166	$111	$194	$471

     RepoweringNRG capital expenditures — RepoweringNRG project capital expenditures consisted of approximately $279 million related to the development of STP Units 3 and 4 in Texas.
     NRG’s net expenditures for STP Units 3 and 4 for 2010, funded from operating activities, are anticipated to be approximately $286 million. In addition, NINA anticipates net funding of approximately $170 million of 2010 capital expenditures from sources other than NRG, including draws on the TANE long-lead material facility, Toshiba equity contributions, and TEPCO equity contributions upon NINA’s acceptance of a U.S. DOE loan guarantee commitment. NINA is also exploring additional funding alternatives with existing project constituents in the event a U.S. DOE loan guarantee is not received in a timely fashion. In early 2010, NRG announced that if this project did not receive a loan guarantee from the U.S. DOE in a timely fashion, it was the intention of the Company both to reduce substantially its commitment to fund on-going project expenditures as well as to reduce development spending on the project overall while the outcome of the loan guarantee was uncertain. See Note 15, Commitments and Contingencies, to this Form 10-Q for further discussion.
     Major maintenance and environmental capital expenditures — The Company’s maintenance capital expenditures were $80 million, of which $41 million was related to the Texas region’s assets, including approximately $15 million in nuclear fuel expenditures related to STP Units 1 and 2. The Company’s environmental capital expenditures were $83 million, of which $73 million was due to a project to install selective catalytic reduction systems, scrubbers and fabric filters on Indian River Unit 4 with an expected in service date of year end 2011.
     Loans to affiliates — The equity portion of construction costs for GenConn is funded through the EBLs of NRG Connecticut Peaking and The United Illuminating Company, or United Illuminating. These funds are made available to GenConn through interest bearing promissory notes that convert to equity upon repayment of the EBL loans by NRG Connecticut Peaking and United Illuminating. As of June 30, 2010, there was $116 million outstanding under the loan from NRG Connecticut Peaking.

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
Preferred Stock Dividend Payments
     For the six months ended June 30, 2010, NRG paid approximately $5 million in dividends to holders of the Company’s 3.625% Preferred Stock.
Reliant Energy Customer Deposits
     Revisions in the PUCT rules required that NRG keep a segregated account, or that the Company post a fully collateralized letter of credit on or before May 21, 2010, to cover outstanding customer deposits and residential advance payments. The Company filed an amendment to its Retail Electric Provider certificate in the first quarter of 2010, which was approved by the PUCT, and posted a letter of credit to satisfy the rule changes. The amount of deposits subject to segregation as of June 30, 2010, was approximately $54 million.

Cash Flow Discussion
     The following table reflects the changes in cash flows for the comparative years; all cash flow categories include the cash flows from both continuing operations and discontinued operations:

(In millions)
Six months ended June 30,	2010	2009	Change

Net cash provided by operating activities	$605	$722	$(117)
Net cash used by investing activities	(385)	(500)	115
Net cash (used)/provided by financing activities	(347)	565	(912)

Net Cash Provided By Operating Activities
     For the six months ended June 30, 2010, net cash provided by operating activities decreased by $117 million compared to the same period in 2009, due to:
•
Lower cash flows from Wholesale Power Generation — The Company’s cash flow from operating activities excluding Reliant Energy was lower by $370 million, mainly due to a $381 million decrease in operating income adjusted for non-cash charges, offset by a $6 million increase in net collateral deposits paid and option premiums paid and collected, as well as a $5 million increase in working capital for 2010 as compared to the same period in 2009.

•
Cash generated by Reliant Energy — Reliant Energy contributed approximately $442 million to the Company’s consolidated cash flow from operating activities for the first six months of 2010, compared with $189 million for the two months ended June 30, 2009.

Net Cash Used By Investing Activities
     For the six months ended June 30, 2010, net cash used by investing activities decreased by $115 million compared to the same period in 2009, due to:
•
Cash for Acquisitions — During 2010, the Company paid $141 million, primarily for the acquisitions of Northwind Phoenix and South Trent. During 2009, the Company paid $345 million for the acquisition of Reliant Energy.

•	Proceeds from renewable energy grants — During 2010, the Company received $102 million of federal cash grants for the Blythe solar and Langford wind facilities.

•
Capital expenditures and loans to affiliates — NRG’s capital expenditures decreased by $44 million due to decreased spending on maintenance, RepoweringNRG, and environmental projects. Loans to affiliates reflects a net increase in cash of $26 million in 2010 as compared to 2009.

•	Proceeds from sale of assets — Net proceeds increased by $24 million in 2010 as compared to 2009 due to the sale of Padoma in January 2010.

•	Proceeds from sale of equity method investment — Proceeds from investing activities decreased in 2010 as compared to 2009 due to the sale of MIBRAG in June 2009 for net proceeds of $284 million.

     Net Cash Used By Financing Activities
     For the six months ended June 30, 2010, net cash used by financing activities was $347 million, compared with net cash provided by financing activities of $565 million for the same period in 2009, a net cash decrease of $912 million, due to:
•
Lower issuance of debt — During 2010, the Company issued $130 million under new debt facilities and $14 million under existing debt facilities. The new debt facilities consist of $100 million by NRG Thermal and $30 million by Blythe. During 2009, the Company received $25 million from the initial draw under the Reliant Energy working capital facility, $34 million from the Dunkirk bonds, $70 million in GenConn financings and $688 million in gross proceeds from the 2019 Senior Notes.

•
Increase in term loan and other facility payments — In 2010, the Company paid down $240 million of its Term Loan Facility, including the payment of excess cash flow, as discussed above under Debt Service Obligations. In addition, NINA paid $20 million under its revolving credit facility. In 2009, the Company paid down $213 million of its Term Loan Facility.

•	Repayment of CSF I Debt — During 2010, the Company paid $190 million in principal to early settle the CSF I Debt.

•	Share repurchases — During 2010, the Company repurchased $50 million of NRG common stock.

•
Net receipt from acquired derivatives that include financing elements — In 2010, the Company received a net of $27 million for the settlement of gas swaps compared with a payment of $22 million for 2009 for the settlement of gas swaps related to Reliant Energy and Texas Genco.

•
Increase in deferred financing costs —During 2010, deferred financing costs primarily consist of fees paid as a result of the amendment and extension of the Senior Credit Facility. During 2009, the Company paid lower deferred financing costs related to the Reliant Energy CSRA, the 2019 Senior Notes, the Dunkirk bonds and the Reliant Energy working capital facility.

•
Decrease in preferred stock dividends — During 2010, dividend payments on preferred stock decreased by $16 million as compared to the same period in 2009 due to the conversion of the 5.75% Preferred Stock in 2009 and the conversion of the 4% Preferred Stock, which was completed in January 2010.

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC-740, Income Taxes, or ASC 740
     As of June 30, 2010, the Company had generated total domestic pre-tax book income of $410 million and foreign pre-tax book income of $40 million. The Company has net operating losses for tax return purposes available to offset taxable income in the current period. In addition, NRG has cumulative foreign NOL carryforwards of $240 million, of which $71 million will expire starting in 2011 through 2017 and of which $169 million do not have an expiration date.
     In addition to these amounts, the Company has $635 million of tax effected unrecognized tax benefits which relate primarily to net operating losses for tax return purposes but have been classified as capital loss carryforwards for financial statement purposes and for which a full valuation allowance has been established. As a result of the Company’s tax position, and based on current forecasts, NRG anticipates income tax payments, primarily due to foreign, state and local jurisdictions, of up to $75 million in 2010.
     However, as the position remains uncertain for the $635 million of tax effected unrecognized tax benefits, the Company has recorded a non-current tax liability of $512 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $512 million non-current tax liability for unrecognized tax benefits is primarily due to taxable earnings for which there are no NOLs available to offset for financial statement purposes.
     The Company is under examination by the Internal Revenue Service for years 2004 through 2006, as well as various state jurisdictions for multiple years.

New and On-going Company Initiatives, Development Projects and Acquisitions
FORNRG Update
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
     The 2010 FORNRG goal is 65 basis points improvement, which corresponds to approximately $98 million in cash flows. The goal is inclusive of benefits created in 2009 and new project benefits reported in 2010. As of the second quarter 2010, the Company has delivered a 33 basis point improvement in ROIC, which is equivalent to approximately $49 million in cash flows to the FORNRG program. During 2010, the Company expects to progress further toward the program goal of 100 basis point ROIC improvement by 2012.
RepoweringNRG Update
     NRG has several projects in varying stages of development. The Company’s development projects are generally subject to certain conditions, milestones, or other factors that may result in the Company’s decision to no longer pursue the development of these projects. Projects that have achieved a significant milestone, financing, or other material developments are more fully described in the Company’s 2009 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
     Air permitting litigation unrelated to the El Segundo project has delayed receipt of certain required permits, including an air permit, which will prevent the El Segundo project from meeting its original completion date of June 2011. However, legislation enacted on January 1, 2010, has allowed the affected air district to issue air permits like El Segundo’s. A revised draft air permit was issued in April 2010 by the South Coast Air Quality Management District, or SCAQMD, allowing the project permitting to proceed. On June 30, 2010, the California Energy Commission approved the construction permit, and the Company is now awaiting the issuance of the final air permit by SCAQMD. The Company is working with the power purchaser to consider certain PPA modifications including a revised commercial operations date, currently expected to be the summer of 2013.
     On March 9, 2010, NRG was selected by the U.S. DOE to negotiate to receive up to $167 million, including funding from the American Recovery and Reinvestment Act, to build a 60 MW post-combustion carbon capture demonstration unit at NRG’s WA Parish plant southwest of Houston with use of the captured carbon in enhanced oil recovery in adjacent oil fields. The proposed project was submitted under the Clean Coal Power Initiative Program, or CCPI, a cost-shared collaboration between the federal government and private industry to demonstrate carbon capture and storage technologies in existing coal-based, power generation. On May 7, 2010, the Company executed a cooperative agreement with the U.S. DOE which defines the basis for cost sharing in the development and initial operations of the facility. The project currently is in the design engineering phase. Construction would begin in late 2012 with commercial operations anticipated in the fourth quarter 2014.
     The following is a summary of the 2010 repowering projects that are currently under construction. In addition, NRG continues to participate in active bids in response to requests for proposals in markets in which it operates.

Plants under Construction
     GenConn Energy LLC — GenConn Energy, a 50/50 joint venture of NRG and The United Illuminating Company, or United Illuminating, formed to construct, own and operate peaking generation facilities in Connecticut, is in the construction phase of two, 200 MW peaking facilities at NRG’s Devon and Middletown sites. Each of these facilities is being constructed pursuant to 30-year contracts for differences with The Connecticut Light & Power Company. Three of the four units at the GenConn Devon facility were released to the ISO-NE during June 2010 and the last unit was released to ISO-NE in mid July 2010. The Middletown project, which is fully permitted, is in the early stages of construction, with a target commercial operation date of June 1, 2011.
     GenConn was directed by the Connecticut Department of Public Utility Control to bid the full capacity of the GenConn Devon facility into the ISO-NE locational forward reserve auction for the summer 2010 period (June 1, 2010 — September 30, 2010). Because the units were not available to the ISO-NE by June 1, 2010 and GenConn did not have or procure replacement capacity to meet its full reserve obligation, GenConn was assessed ISO-NE penalties for the difference between the cleared GenConn Devon capacity and the facility’s available capacity. NRG’s share of such penalties was not material.
     In April 2009, GenConn Energy closed on $534 million of project financing related to these projects. The project financing includes a seven-year project backed term loan and a five-year working capital facility which together total $291 million. In addition, NRG and United Illuminating have each closed an equity bridge loan of $121.5 million, which together total $243 million. NRG is funding its share of costs related to these projects via draw downs on the equity bridge loan totaling $115 million as of June 30, 2010. GenConn began to draw on the project financing facility to cover costs related to the Devon project in August 2009 and the Middletown project in June 2010. As of June 30, 2010, $109 million had been drawn.
Retail Development
     In 2009, NRG began development of a “network operations” business to support the large scale deployment of electric vehicles in Houston and elsewhere in the ERCOT market. By 2011, and in coordination with the introduction of multiple plug-in vehicles by the automotive industry, NRG plans to offer a range of integrated products and services that enable both public and home charging of electric vehicles. In conjunction with this effort, NRG announced in November 2009 that it will work with Nissan Motor Co. to make the City of Houston a launch city for the broader use of electric vehicles. In November 2009, NRG announced a joint project with the City of Houston to add plug-in fleet vehicles as well as public charging stations to support them. In March 2010, NRG invested in Aptera Motors, Inc., a privately held electric vehicle, or EV, manufacturer expected to launch a production EV in 2011.
     In Mass, Reliant is continuing its development efforts in smart energy by enhancing the products and services that provide energy usage insights, choices and control, and increasing the scale at which we can offer these services. In addition, during the second quarter of 2010, Reliant expanded its product offerings to include non-commodity value added services to both Mass and C&I customers.

Nuclear Innovation North America
     NINA, NRG’s majority-owned subsidiary, is focused on marketing, siting, developing, financing and investing in new advanced design nuclear projects in select markets across North America, including the planned STP Units 3 and 4 Project. TANE, a wholly-owned subsidiary of Toshiba Corporation, is the minority owner of NINA. Based on its current NRC schedule, the Company expects to achieve commercial operation for Unit 3 in 2016 and commercial operation for Unit 4 approximately 12 months thereafter. The total rated capacity of STP Units 3 and 4 is expected to be approximately 3,000 MW, subject to NRC approval.
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
     The likelihood of NINA receiving a loan guarantee is largely dependent upon additional appropriations for nuclear development by Congress or other means of properly securing the necessary funding for additional nuclear loan guarantee volume. See Note 15, Commitments and Contingencies, to this Form 10-Q for further discussion.
     On March 1, 2010, an agreement was reached with CPS for NINA to acquire a controlling interest in the STP Units 3 and 4 Project through a settlement of the litigation between the parties. See Note 15, Commitments and Contingencies, to this Form 10-Q for further discussion.
     On April 8, 2010, NINA announced an agreement for the Building and Construction Trades Department, or BCTD, of the AFL-CIO to provide skilled union labor to construct STP Units 3 and 4. The BCTD is an alliance of 13 national and international unions that collectively represent over two million skilled craft professionals in the U.S. and Canada.
     On May 10, 2010, NINA and TEPCO Nuclear Energy America LLC, or TNEA, a wholly-owned subsidiary of The Tokyo Electric Power Company of Japan, Inc., signed an Investment and Option Agreement whereby TNEA agreed to acquire up to a 20% interest in NINA Investments Holdings LLC, or Holdings. See Note 15, Commitments and Contingencies, to this Form 10-Q for further discussion.
Thermal Acquisition
     Northwind Phoenix, LLC — On June 22, 2010, NRG, through its wholly-owned subsidiary NRG Thermal LLC, or NRG Thermal, acquired Northwind Phoenix, LLC, or Northwind Phoenix. Northwind Phoenix owns and operates one of the newest district cooling systems in the United States, providing chilled water to commercial buildings in the Phoenix central business district. In addition to the local business district, Northwind Phoenix also maintains and operates Combined Heat and Power, or CHP, plants that provide chilled water, steam and electricity to portions of Arizona State University campuses in Tempe and Mesa, and in metropolitan Tucson, including that city’s convention center.
Renewable Development and Acquisitions
     As part of its core strategy, NRG intends to invest significantly in the development and acquisition of renewable energy projects, including wind, solar and biomass. NRG’s renewable strategy is intended to capitalize on first mover advantage in a high growth segment of our business, the Company’s existing regional presence in regions with attractive renewable resources and the prevalence, in the Company’s core markets, of state-mandated renewable portfolio standards. The Company’s renewable projects tend to be smaller and more numerous than its conventional utility-sized projects. As a result, a brief description of the Company’s development efforts in respect of each renewable technology follows.

     Solar
     NRG is developing a number of solar projects utilizing photovoltaic, or PV, as well as solar thermal technologies. Specifically, NRG has projects that have entered into off-take arrangements with Southern California Edison, Pacific Gas & Electric, El Paso Electric, and Tucson Electric Power, each of which will utilize either PV, or solar thermal. While each of these projects has a PPA in place, the development of these projects is subject to certain regulatory approvals, conditions and milestones which may affect the Company’s decision to pursue further development of one or more of these projects.
     Consistent with its business strategy, NRG is currently focused on early stage development efforts in a number of markets as well as conducting due diligence with respect to various equity investment opportunities for solar projects utilizing solar technologies that range from concentrated solar thermal to PV. In June 2010, NRG acquired a 450 MW pipeline of solar development projects from US Solar Ventures, an affiliate of Arclight Capital Partners, LLC. These development projects, which range in size from 20 MW to 99 MW, and have the potential to be operational between 2011 and 2013, do not at present have PPAs but they have site control and interconnection rights which NRG deems to be very valuable. This acquisition increases NRG’s solar projects under development to 1,150 MW.
     NRG’s efforts to date have focused on larger (by renewable standards) “utility” sized solar projects. However, the Company does intend to be involved, to at least some degree, in smaller scale “distributed” solar in one or more of its core domestic markets.
     Wind
          Terrestrial Wind
     On June 14, 2010, NRG acquired South Trent Wind LLC, owner of the South Trent wind farm, or South Trent, a 101 MW wind farm near Sweetwater, Texas. South Trent commenced operations in January 2009 and consists of 44 turbines producing up to 2.3 MW of power each. The project has a 20-year PPA which commenced in January 2009 for all generation from the site.
          Offshore Wind
     On April 26, 2010, the U.S. Department of Interior through its newly created Bureau of Ocean Energy Management, Regulation and Enforcement issued a request for interest, or RFI, in obtaining one or more commercial leases for the construction of a wind energy project on the Outer Continental Shelf off the coast of Delaware. The RFI process will determine if there is competitive interest in building on an ocean tract starting 7.5 miles due east of Rehoboth Beach, Delaware. NRG Bluewater Holdings LLC, or NRG Bluewater, plans to build the Mid-Atlantic Wind Park in an area inside this zone 13 miles from shore, running to more than 20 miles from shore for the farthest turbine. On June 25, 2010, NRG Bluewater, through its subsidiary Bluewater Wind Delaware LLC filed a response to the RFI.
     Biomass
     In April 2010, the Company was awarded a 10-year contract from the New York State Energy Research and Development Authority for power generated using renewable biomass fuel at its Dunkirk Generating Station in western New York. The project will produce up to 15 MW of the station’s total output by co-firing with clean wood biomass. The award was part of a competitive solicitation to award contracts for projects that deliver renewable energy to the New York wholesale power market and which will help the state reach its RPS goal to increase the proportion of renewable electricity sold in New York from 25 percent to 30 percent by 2015.
     In addition to the Dunkirk project, NRG has a biomass project under development at its Montville Generating Station. The project would involve the repowering one of the facility’s existing units to produce up to 40 MW of electricity from locally sourced biomass. The project has received approval from the Connecticut Siting Council, and in April 2010 was awarded an air permit from the Connecticut Department of Environmental Protection. The Company is pursuing opportunities to sell the power on the New England power grid which will also help the state toward reaching its goal of 20 percent of electricity in the state generated by a Class-1 fuel source.

Off-Balance Sheet Arrangements
     Obligations under Certain Guarantee Contracts
     NRG and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. See Note 26, Guarantees, to the Company’s 2009 Form 10-K for additional discussion.
     Retained or Contingent Interests
     NRG does not have any material retained or contingent interests in assets transferred to an unconsolidated entity.
     Derivative Instrument Obligations
     The Company’s 3.625% Preferred Stock includes a feature which is considered an embedded derivative per ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of June 30, 2010, based on the Company’s stock price, the embedded derivative was out-of-the-money and had no redemption value.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
     Variable Interest in Equity Investments — As of June 30, 2010, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Two of these investments, GenConn Energy LLC and Sherbino, are variable interest entities for which NRG is not the primary beneficiary.
     NRG’s pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $126 million as of June 30, 2010. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG.
Contractual Obligations and Commercial Commitments
     NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company’s capital expenditure programs, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Also see Note 15, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the six months ended June 30, 2010.

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
     As described in Critical Accounting Policies and Estimates — Goodwill and Other Intangible Assets, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company believes that assumptions about future power prices most significantly impact the fair value of its Texas reporting unit. The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates power plants, and forward natural gas prices have continued to decline since year-end 2009. At December 31, 2009, the Company estimated the fair value of NRG Texas’ invested capital to exceed its carrying value by approximately 25%. Assuming all other factors held constant, a hypothetical $1 drop in the Company’s long-term natural gas price view used in that estimate would not have caused the fair value of NRG Texas to fall below its carrying value, but would have significantly reduced the excess fair value over carrying value. If long-term natural gas prices remain depressed or continue to drop for an extended period of time, the Company’s goodwill may become impaired in the future, which would result in a charge against earnings.

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
     NRG’s portfolio consists of generation assets and wholesale transactions load serving obligations. NRG manages the commodity price risk of the Company’s merchant generation operations and load serving obligations by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted sales and purchases of electricity and fuel. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as New York Mercantile Exchange, or NYMEX, and Intercontinental Exchange, or ICE, as well as over-the-counter financial markets. The portion of forecasted transactions hedged may vary based upon management’s assessment of market, weather, the projected operations of the Company’s generation assets and other factors.
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
     As of June 30, 2010, the VaR for NRG’s commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the diversified VaR model was $51 million.
     The following table summarizes average, maximum and minimum VaR for NRG for the three and six months ended June 30, 2010, and 2009:

(In millions)	2010	2009

VaR as of June 30	$51	$49

Three months ended June 30:
Average	$58	$35
Maximum	70	54
Minimum	46	28

Six months ended June 30:
Average	$53	$38
Maximum	70	54
Minimum	37	28

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
     In order to provide additional information for comparative purposes to NRG’s peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of June 30, 2010, for the entire term of these instruments entered into for both asset management and trading, was approximately $21 million primarily driven by asset-backed transactions.
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
     In June 2010, in connection with the Blythe and South Trent financing transactions (see Note 8, Long-Term Debt), the Company entered into a series of current and forward-starting interest rate swaps, intended to hedge the risks associated with floating interest rates. These swaps, which have a combined notional value of $103 million, mature on various dates through 2028.

     As of June 30, 2010, the Company had various interest rate swap agreements with notional amounts totaling approximately $3.2 billion. If the swaps had been discontinued on June 30, 2010, the Company would have owed the counterparties approximately $110 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be immaterial.
     NRG has both long- and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2010, a 1% change in interest rates would result in a $12 million change in interest expense on a rolling twelve month basis.
     As of June 30, 2010, the Company’s long-term debt fair value was $8 billion and the carrying amount was $8.1 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company’s long-term debt by $419 million.
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
     Based on a sensitivity analysis for power and gas positions under marginable contracts, a $1 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $155 million as of June 30, 2010, and a 0.25 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $28 million as of June 30, 2010. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2010.
     Under the second lien, NRG is required to post certain letters of credit as credit support for changes in commodity prices. As of June 30, 2010, no letters of credit are outstanding to second lien counterparties. With changes in commodity prices, the letters of credit could grow to $64 million, the cap under the agreements.
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
     As of June 30, 2010, total counterparty credit exposure to substantially all counterparties was $1.5 billion and NRG held cash collateral against those positions of $310 million resulting in a net exposure of $1.2 billion. Total counterparty credit exposure is discounted at the risk free rate.

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

Net Exposure(a)
Category	(% of Total)

Financial institutions	59%
Utilities, energy, merchants, marketers and other	31
Coal suppliers	4
ISOs	6

Total as of June 30, 2010	100%

Net Exposure(a)
Category	(% of Total)

Investment grade	88%
Non-Investment grade	2
Non-rated	10

Total as of June 30, 2010	100%

(a)
Counterparty credit exposure excludes California tolling, Northeast load obligations, certain cooperative load contracts, and Texas Westmoreland coal contracts. The aforementioned exposures were excluded for various reasons including regulatory support or liens held against the contracts which serve to reduce the risk of loss. NRG also excludes uranium and coal transportation contracts from counterparty credit exposure because of the illiquidity of the reference markets. Credit exposure also excludes any exposure NRG has to counterparties of non-recourse subsidiaries.

     NRG has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure and the aggregate of such counterparties was $409 million. Approximately 89% of NRG’s positions relating to credit risk roll-off by the end of 2012. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company’s financial results from nonperformance by any of NRG’s counterparties.
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
     As of June 30, 2010, the Company’s retail customer credit exposure to C&I customers was diversified across many customers and various industries, with a significant portion of the exposure with government entities.
     NRG is also exposed to retail customer credit risk relating to its Mass customers, which may result in a write-off of bad debt. During 2010, the Company continued to experience improved customer payment behavior, but current economic conditions may affect the Company’s customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.
     Credit Risk Contingent Features
     Certain of the Company’s hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements or require the Company to post additional collateral if there was a one notch downgrade in the Company’s credit rating. The collateral required for contracts that have adequate assurance clauses that are in a net liability position as of June 30, 2010, was $63 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of June 30, 2010, was $11 million. The Company is also a party to certain marginable agreements where NRG has a net liability position but the counterparty has not called for the collateral due, which is approximately $15 million as of June 30, 2010.

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
     The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC-820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2010, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2010.

Derivative Activity Gains/(Losses)	(In millions)

Fair value of contracts as of December 31, 2009	$459
Contracts realized or otherwise settled during the period	(149)
Changes in fair value	483

Fair value of contracts as of June 30, 2010	$793

	Fair Value of Contracts as of June 30, 2010
	Maturity			Maturity
(In millions)	Less Than	Maturity	Maturity	in Excess	Total Fair
Fair value hierarchy gains/(losses)	1 Year	1-3 Years	4-5 Years	4-5 Years	Value

Level 1	$14	$(46)	$(20)	$—	$(52)
Level 2	386	499	76	(40)	921
Level 3	(84)	(3)	11	—	(76)

Total	$316	$450	$67	$(40)	$793

     A small portion of NRG’s contracts are exchange-traded contracts with readily available quoted market prices. The majority of NRG’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company’s prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote then the mid point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company’s derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate the Company’s transactions and the Company believes such price quotes are executable. The Company does not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 10% of the total fair value of all derivative contracts. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG’s net exposure after cash collateral paid/received under a specific master agreement is an asset, the Company calculates credit reserve applying the counterparty’s default swap rate. If the net exposure after cash collateral paid/received under a specific master agreement is a liability, the Company calculates credit reserve applying NRG’s default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG’s liabilities or that a market participant would be willing to pay for NRG’s assets. As of June 30, 2010, the credit reserve resulted in a $11 million decrease in fair value which is composed of a $6 million loss in OCI and a $5 million loss in derivative revenue and cost of operations.

     The fair values in each category reflect the level of forward prices and volatility factors as of June 30, 2010, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible; however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
     The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company’s derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company’s portfolio. As discussed in Item 6A — Quantitative and Qualitative Disclosures about Market Risk, Commodity Price Risk in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, NRG measures the sensitivity of the Company’s portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG’s Risk Management Policy places a limit on one-day holding period VaR, which limits the Company’s net open position. As the Company’s trade-by-trade derivative accounting results in a gross-up of the Company’s derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG’s hedging activity. As of June 30, 2010, NRG’s net derivative asset was $793 million, an increase to total fair value of $334 million as compared to December 31, 2009. This increase was primarily driven by the decreases in gas and power prices and the roll-off of trades that settled during the period.
     Based on a sensitivity analysis, the impact of a $1 per MMBtu increase or decrease in natural gas prices across the term of the derivative contracts would cause a change of approximately $299 million in the net value of derivatives as of June 30, 2010.
Currency Exchange Risk
     NRG may be subject to foreign currency exchange risk as a result of the Company entering into purchase commitments with foreign vendors for the purchase of major equipment associated with RepoweringNRG initiatives. To reduce the risks to such foreign currency exposure, the Company may enter into transactions to hedge its foreign currency exposure using currency options and forward contracts. As of June 30, 2010, there were no foreign currency options or forward contracts outstanding for purchase commitments. As a result of the Company’s limited foreign currency exposure to date, the effect of foreign currency fluctuations has not been material to the Company’s results of operations, financial position and cash flows as of and for the six months ended June 30, 2010.

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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     For a discussion of material legal proceedings in which NRG was involved through June 30, 2010, see Note 15, Commitments and Contingencies, to the condensed consolidated financial statements of this Form 10-Q.
ITEM 1A — RISK FACTORS
     Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc. in NRG Energy, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Dollar value of
			Total number of shares	shares that may be
			purchased as part of	purchased under the
	Total number of	Average price	publicly announced	2010 Capital Allocation
For the period ended June 30, 2010	shares purchased	paid per share	plans or programs	Plan

First quarter 2010	—	$—	—	$180,000,000
April 1 — April 30	—	—	—	180,000,000
May 1 — May 31	800,500	21.17	800,500	162,244,791
June 1 — June 30	1,413,500	22.80	1,413,500	130,002,304

Second quarter 2010 Total	2,214,000	22.57	2,214,000	130,002,304

Year-to-date	2,214,000	$22.57	2,214,000	$130,002,304

     On February 23, 2010, the Company announced a plan to repurchase $180 million of common stock under the Company’s 2010 Capital Allocation Plan. The Company repurchased $50 million of common stock during the period ended June 30, 2010. NRG intends to complete its $180 million of share repurchases by the end of 2010, subject to market prices, financial restrictions under the Company’s debt facilities and as permitted by securities laws.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — (REMOVED AND RESERVED)
ITEM 5 — OTHER INFORMATION
     None.

ITEM 6 — EXHIBITS
Exhibits

4.1
Twenty-Eighth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.2
Twenty-Ninth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.3
Thirtieth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.4
Thirty-First Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.5
Thirty-Second Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.6
Thirty-Third Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.7
Thirty-Fourth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.8
Thirty-Fifth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

10.1	Chief Financial Officer Compensation Table for 2010. (3)

10.2	2009 Executive Change-in-Control and General Severance Plan. (3)

10.3*
Investment and Option Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments Holdings LLC and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010, filed herewith.

10.4*	Parent Company Agreement by and among NRG Energy, Inc., Nuclear Innovation North America LLC, TEPCO and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010, filed herewith.

10.5	Third Amended and Restated Credit Agreement, dated as of June 30, 2010. (4)

10.6(a)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

10.6(b)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

(1)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 21, 2010.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on June 29, 2010.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 1, 2010.

(4)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 1, 2010.

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

NRG ENERGY, INC. (Registrant)
/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Chief Financial Officer (Principal Financial Officer)

/s/ JAMES J. INGOLDSBY
James J. Ingoldsby
Date: August 2, 2010	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibits

4.1
Twenty-Eighth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.2
Twenty-Ninth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.3
Thirtieth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.4
Thirty-First Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.5
Thirty-Second Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.6
Thirty-Third Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.7
Thirty-Fourth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.8
Thirty-Fifth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

10.1	Chief Financial Officer Compensation Table for 2010. (3)

10.2	2009 Executive Change-in-Control and General Severance Plan. (3)

10.3*
Investment and Option Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments Holdings LLC and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010, filed herewith.

10.4*	Parent Company Agreement by and among NRG Energy, Inc., Nuclear Innovation North America LLC, TEPCO and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010, filed herewith.

10.5	Third Amended and Restated Credit Agreement, dated as of June 30, 2010. (4)

10.6(a)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

10.6(b)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

(1)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 21, 2010.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on June 29, 2010.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 1, 2010.

(4)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 1, 2010.

*
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.