Form 10-Q/A
period 2010-06-30
NRG ENERGY, INC.
filed 2010-08-13
CIK 1013871

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
Yes ☑      No ☐
     As of July 29, 2010, there were 253,184,870 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

ITEM 6 — EXHIBITS	3
SIGNATURES	5
EXHIBIT INDEX	6
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
     This amendment is being filed in accordance with Rule 405(a)(2)(ii) of Regulation S-T solely to furnish Exhibit 101 to the Form 10-Q for the period ended June 30, 2010. Exhibit 101 consists of the following financial information from NRG Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in eXtensible Business Reporting Language, or XBRL: (i) Condensed Consolidated Statements of Operations for the fiscal periods ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, filed herewith. No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.
ITEM 6 — EXHIBITS

Exhibits
4.1	Twenty-Eighth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.2	Twenty-Ninth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.3	Thirtieth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.4	Thirty-First Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.5	Thirty-Second Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.6	Thirty-Third Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.7	Thirty-Fourth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.8	Thirty-Fifth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

10.1	Chief Financial Officer Compensation Table for 2010. (3)

10.2	2009 Executive Change-in-Control and General Severance Plan. (3)

10.3*	Investment and Option Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments Holdings LLC and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010. (5)

10.4*	Parent Company Agreement by and among NRG Energy, Inc., Nuclear Innovation North America LLC, TEPCO and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010. (5)

10.5	Third Amended and Restated Credit Agreement, dated as of June 30, 2010. (4)

10.6(a)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

10.6(b)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (5)

101.INS	XBRL Instance Document

Exhibits
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 21, 2010.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on June 29, 2010.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 1, 2010.

(4)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 1, 2010.

(5)	Previously filed with Form 10-Q on August 2, 2010.

*	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)
/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Date: August 13, 2010	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits
4.1	Twenty-Eighth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.2	Twenty-Ninth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.3	Thirtieth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.4	Thirty-First Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (1)

4.5	Thirty-Second Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.6	Thirty-Third Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.7	Thirty-Fourth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

4.8	Thirty-Fifth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York. (2)

10.1	Chief Financial Officer Compensation Table for 2010. (3)

10.2	2009 Executive Change-in-Control and General Severance Plan. (3)

10.3*	Investment and Option Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments Holdings LLC and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010. (5)

10.4*	Parent Company Agreement by and among NRG Energy, Inc., Nuclear Innovation North America LLC, TEPCO and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010. (5)

10.5	Third Amended and Restated Credit Agreement, dated as of June 30, 2010. (4)

10.6(a)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

10.6(b)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (5)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 21, 2010.

(2)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on June 29, 2010.

(3)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on April 1, 2010.

(4)	Incorporated herein by reference to NRG Energy, Inc.’s current report on Form 8-K filed on July 1, 2010.

(5)	Previously filed with Form 10-Q on August 2, 2010.

*	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.