Form 10-Q
period 2012-06-30
NRG ENERGY, INC.
filed 2012-08-08
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2012

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
Yes ☐       No ☒
As of August 6, 2012, there were 227,845,245 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors Related to NRG Energy, Inc., in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and Item 1A — Risk Factors, in Part II, Item 1A of this Form 10-Q, including, but not limited to, the following:

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

•	NRG's ability to implement its strategy of developing and building new power generation facilities, including new solar projects;

•	NRG's ability to implement its econrg strategy of finding ways to address environmental challenges while taking advantage of business opportunities;

•
NRG's ability to implement its FORNRG strategy to increase cash from operations through operational and commercial initiatives, corporate efficiencies, asset strategy, and a range of other programs throughout the company to reduce costs or generate revenues;

•	NRG's ability to achieve its strategy of regularly returning capital to stockholders;

•	NRG's ability to maintain retail market share;

•	NRG's ability to successfully evaluate investments in new business and growth initiatives;

•	NRG's ability to successfully integrate and manage any acquired businesses;

•	NRG's ability to develop and maintain successful partnering relationships; and

•
NRG's successful and timely completion of the proposed merger with GenOn Energy, Inc., which could be materially and adversely affected by, among other things, resolving any litigation brought in connection with the proposed merger, the timing and terms and conditions of required stockholder, governmental and regulatory approvals, and the ability to maintain relationships with employees, customers or suppliers as well as the ability to integrate the businesses and realize cost savings.

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

DNREC	Delaware Department of Natural Resources and Environmental Control

Energy Plus	Energy Plus Holdings LLC

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

Exchange Act	The Securities Exchange Act of 1934, as amended

FERC	Federal Energy Regulatory Commission

GenOn	GenOn Energy, Inc.

GHG	Greenhouse Gases

Green Mountain Energy	Green Mountain Energy Company

GWh	Gigawatt hour

Heat Rate
A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh

ISO	Independent System Operator, also referred to as Regional Transmission Organizations, or RTO

ISO-NE	ISO New England Inc.

ITC	Investment Tax Credit

LIBOR	London Inter-Bank Offered Rate

LTIP	Long-Term Incentive Plan

Mass	Residential and small business

Merger Agreement	Agreement and Plan of Merger by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012

MMBtu	Million British Thermal Units

MW	Megawatts

MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours

NAAQS	National Ambient Air Quality Standards

NERC	North American Electric Reliability Corporation

NINA	Nuclear Innovation North America LLC

NOx	Nitrogen oxide

NPNS	Normal Purchase Normal Sale

NRC	U.S. Nuclear Regulatory Commission

NYISO	New York Independent System Operator

NYPSC	New York Public Service Commission

OCI	Other comprehensive income

PJM	PJM Interconnection, LLC

PJM market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

PM 2.5	Particulate matter particles with a diameter of 2.5 micrometers or less

PPA	Power Purchase Agreement

PUCT	Public Utility Commission of Texas

Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency

SEC	United States Securities and Exchange Commission

Securities Act	The Securities Act of 1933, as amended

Senior Notes
The Company’s $6 billion outstanding unsecured senior notes, consisting of $1.1 billion of 7.375% senior notes due 2017, $1.2 billion of 7.625% senior notes due 2018, $700 million of 8.5% senior notes due 2019, $800 million of 7.625% senior notes due 2019, $1.1 billion of 8.25% senior notes due 2020 and $1.1 billion of 7.875% senior notes due 2021

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

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2012	2011	2012	2011
Operating Revenues
Total operating revenues	$2,166	$2,278	$4,028	$4,273
Operating Costs and Expenses
Cost of operations	1,319	1,608	2,892	2,932
Depreciation and amortization	234	222	464	427
Selling, general and administrative	207	167	428	310
Development costs	9	12	17	21
Total operating costs and expenses	1,769	2,009	3,801	3,690
Operating Income	397	269	227	583
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	12	22	10
Impairment charge on investment	—	(11)	(1)	(492)
Other income, net	2	3	4	8
Loss on debt extinguishment	—	(115)	—	(143)
Interest expense	(167)	(167)	(332)	(340)
Total other expense	(151)	(278)	(307)	(957)
Income/(Loss) Before Income Taxes	246	(9)	(80)	(374)
Income tax benefit	(13)	(630)	(133)	(735)
Net Income	259	621	53	361
Less: Net income attributable to noncontrolling interest	8	—	9	—
Net Income Attributable to NRG Energy, Inc.	251	621	44	361
Dividends for preferred shares	3	3	5	5
Income Available for Common Stockholders	$248	$618	$39	$356
Earnings Per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	228	243	228	245
Net income per weighted average common share — basic	$1.09	$2.54	$0.17	$1.45
Weighted average number of common shares outstanding — diluted	229	244	229	247
Net income per weighted average common share — diluted	$1.08	$2.53	$0.17	$1.44

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In millions)
Net Income	$259	$621	$53	$361
Other comprehensive (loss)/income, net of tax
Unrealized loss on derivatives, net of income tax benefit of $47, $39, $52, and $86	(80)	(67)	(89)	(149)
Foreign currency translation adjustments, net of income tax benefit (expense) of $5, $(5), $2, and $(12)	(8)	10	(2)	22
Available-for-sale securities, net of income tax benefit of $0, $1, $0, and $0	—	(1)	—	(1)
Defined benefit plans	—	—	—	1
Other comprehensive loss	(88)	(58)	(91)	(127)
Comprehensive income/(loss)	171	563	(38)	234
Less: Comprehensive income attributable to noncontrolling interest	8	—	9	—
Comprehensive income/(loss) attributable to NRG Energy, Inc.	163	563	(47)	234
Dividends for preferred shares	3	3	5	5
Comprehensive income/(loss) available for common stockholders	$160	$560	$(52)	$229

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(In millions, except shares)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,149	$1,105
Funds deposited by counterparties	135	258
Restricted cash	208	292
Accounts receivable — trade, less allowance for doubtful accounts of $23 and $23	1,000	834
Inventory	416	308
Derivative instruments	3,670	4,216
Cash collateral paid in support of energy risk management activities	71	311
Prepayments and other current assets	606	273
Total current assets	7,255	7,597
Property, plant and equipment, net of accumulated depreciation of $4,976 and $4,570	15,318	13,621
Other Assets
Equity investments in affiliates	658	640
Note receivable — affiliate and capital leases, less current portion	81	342
Goodwill	1,886	1,886
Intangible assets, net of accumulated amortization of $1,559 and $1,452	1,256	1,419
Nuclear decommissioning trust fund	448	424
Derivative instruments	562	450
Other non-current assets	392	336
Total other assets	5,283	5,497
Total Assets	$27,856	$26,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$71	$87
Accounts payable	1,350	808
Derivative instruments	3,234	3,751
Deferred income taxes	115	127
Cash collateral received in support of energy risk management activities	135	258
Accrued expenses and other current liabilities	793	640
Total current liabilities	5,698	5,671
Other Liabilities
Long-term debt and capital leases	10,485	9,745
Nuclear decommissioning reserve	345	335
Nuclear decommissioning trust liability	263	254
Deferred income taxes	1,147	1,389
Derivative instruments	720	464
Out-of-market commodity contracts	168	183
Other non-current liabilities	878	756
Total non-current liabilities	14,006	13,126
Total Liabilities	19,704	18,797
3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	249	249
Commitments and Contingencies
Stockholders’ Equity
Common stock	3	3
Additional paid-in capital	5,383	5,346
Retained earnings	4,026	3,987
Less treasury stock, at cost — 76,587,776 and 76,664,199 shares, respectively	(1,922)	(1,924)
Accumulated other comprehensive (loss)/income	(17)	74
Noncontrolling interest	430	183
Total Stockholders’ Equity	7,903	7,669
Total Liabilities and Stockholders’ Equity	$27,856	$26,715

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2012	2011
	(In millions)
Cash Flows from Operating Activities
Net income	$53	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	(1)	—
Depreciation and amortization	464	427
Provision for bad debts	17	20
Amortization of nuclear fuel	16	20
Amortization of financing costs and debt discount/premiums	17	16
Loss on debt extinguishment	1	26
Amortization of intangibles and out-of-market commodity contracts	81	92
Amortization of unearned equity compensation	18	14
Changes in deferred income taxes and liability for uncertain tax benefits	(145)	(748)
Changes in nuclear decommissioning trust liability	17	13
Changes in derivative instruments	74	(166)
Changes in collateral deposits supporting energy risk management activities	240	69
Impairment charge on investment	—	481
Cash used by changes in other working capital	(267)	(316)
Net Cash Provided by Operating Activities	585	309
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	—	(68)
Capital expenditures	(1,593)	(839)
Increase in restricted cash, net	(58)	(42)
Decrease/(increase) in restricted cash to support equity requirements for U.S. DOE funded projects	142	(70)
(Increase)/decrease in notes receivable	(21)	20
Investments in nuclear decommissioning trust fund securities	(236)	(165)
Proceeds from sales of nuclear decommissioning trust fund securities	220	152
Proceeds from renewable energy grants	35	—
Other	(44)	(47)
Net Cash Used by Investing Activities	(1,555)	(1,059)
Cash Flows from Financing Activities
Payment of dividends to preferred stockholders	(5)	(5)
Payment for treasury stock	—	(130)
Net payments for settlement of acquired derivatives that include financing elements	(44)	(46)
Sale proceeds and other contributions from noncontrolling interests in subsidiaries	270	—
Proceeds from issuance of long-term debt	927	3,798
Payment of debt issuance and hedging costs	(12)	(52)
Payments for short and long-term debt	(121)	(3,833)
Net Cash Provided/(Used) by Financing Activities	1,015	(268)
Effect of exchange rate changes on cash and cash equivalents	(1)	6
Net Increase/(Decrease) in Cash and Cash Equivalents	44	(1,012)
Cash and Cash Equivalents at Beginning of Period	1,105	2,951
Cash and Cash Equivalents at End of Period	$1,149	$1,939

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2012, and the results of operations, comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2012, and 2011.

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

Note 2 — Summary of Significant Accounting Policies

Other Cash Flow Information

NRG’s investing activities exclude capital expenditures of $844 million which were accrued and unpaid at June 30, 2012, primarily for solar projects under construction.

Noncontrolling Interests

The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2011	$183
Cash contributions	238
Comprehensive income attributable to noncontrolling interest	9
Balance as of June 30, 2012	$430

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

2012 Dispositions

Agua Caliente
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

Saale Energie GmbH
On July 17, 2012, the Company completed the sale of its 100% interest in Saale Energie GmbH, which holds a 41.9% interest in Kraftwerke Schkopau GbR and a 44.4% interest in Kraftwerke Schkopau Betriebsgesllschaft mbH, collectively, Schkopau.  Schkopau holds a fixed 400 MW participation in the 900 MW Schkopau Power Station located in Germany.  In connection with the sale of Schkopau, NRG entered into a foreign currency swap contract to hedge the impact of exchange rate fluctuations on the sale proceeds of €140 million. The Company received cash consideration, net of selling expenses, of $174 million, which included $4 million related to the settlement of the swap contract that was recorded as a gain within Other income, net in the third quarter.  The cash consideration approximated the book value of the net assets, including cash of $41 million, and liabilities, on the date of the sale.

Within the balance sheet as of June 30, 2012, the Company reclassified the Schkopau assets held for sale into Prepayments and other current assets and the liabilities held for sale into Accrued expenses and other current liabilities.

Pending Acquisition

On July 20, 2012, the Company entered into an agreement to acquire GenOn Energy, Inc., or GenOn. GenOn, a generator of wholesale electricity, has baseload, intermediate and peaking power generation facilities using coal, natural gas and oil, totaling approximately 22,700 MW. The Company will issue, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which will be paid in cash. The acquisition is subject to customary conditions, including shareholder approval of the share issuance and regulatory approvals, and is expected to close by the first quarter of 2013.

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

Note 4 — Nuclear Innovation North America LLC, or NINA, Impairment Charge

As discussed in detail in Note 4, Nuclear Innovation North America LLC Developments, including Impairment Charge, to the Company's 2011 Form 10-K, NRG deconsolidated NINA as of March 31, 2011, and recorded an impairment charge of $492 million for the six months ended June 30, 2011, including $481 million in the quarter ended March 31, 2011 for the full amount of its investment, and $11 million in the quarter ended June 30, 2011.

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
The estimated carrying values and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$82	$82	$156	$161
Liabilities:
Long-term debt, including current portion	10,556	10,752	9,729	9,716
(a) June 30, 2012 excludes carrying amount of $109 million and fair value of $113 million related to Schkopau notes receivable reclassified to current assets held for sale.

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

The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$9	$9
Marketable equity securities	1	—	—	1
Trust fund investments:
Cash and cash equivalents	3	—	—	3
U.S. government and federal agency obligations	34	—	—	34
Federal agency mortgage-backed securities	—	61	—	61
Commercial mortgage-backed securities	—	5	—	5
Corporate debt securities	—	70	—	70
Equity securities	227	—	43	270
Foreign government fixed income securities	—	6	—	6
Derivative assets:
Commodity contracts	1,606	1,812	814	4,232
Total assets	$1,871	$1,954	$866	$4,691
Derivative liabilities:
Commodity contracts	$1,483	$1,688	$643	$3,814
Interest rate contracts	—	139	—	139
Foreign currency contracts	—	1	—	1
Total liabilities	$1,483	$1,828	$643	$3,954

	As of December 31, 2011
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$7	$7
Marketable equity securities	1	—	—	1
Trust fund investments:
Cash and cash equivalents	2	—	—	2
U.S. government and federal agency obligations	44	—	—	44
Federal agency mortgage-backed securities	—	63	—	63
Commercial mortgage-backed securities	—	7	—	7
Corporate debt securities	—	54	—	54
Equity securities	209	—	42	251
Foreign government fixed income securities	—	4	—	4
Derivative assets:
Commodity contracts	2,661	1,930	75	4,666
Total assets	$2,917	$2,058	$124	$5,099
Derivative liabilities:
Commodity contracts	$2,757	$1,283	$67	$4,107
Interest rate contracts	—	108	—	108
Total liabilities	$2,757	$1,391	$67	$4,215

There were no transfers during the three and six months ended June 30, 2012, and 2011, between Levels 1 and 2. The following tables reconcile, for the three and six months ended June 30, 2012, and 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2012				Six months ended June 30, 2012
	Debt Securities	Trust Fund Investments			Debt Securities	Trust Fund Investments
(In millions)			Derivatives(a)	Total			Derivatives(a)	Total
Beginning balance	$8	$46	$43	$97	$7	$42	$8	$57
Total gains/(losses) - realized/unrealized:
Included in earnings	—	—	(11)	(11)	—	—	6	6
Included in OCI	1	—	—	1	2	—	—	2
Included in nuclear decommissioning obligations	—	(4)	—	(4)	—	—	—	—
Purchases	—	1	112	113	—	1	108	109
Transfers into Level 3 (b)	—	—	25	25	—	—	35	35
Transfers out of Level 3 (b)	—	—	2	2	—	—	14	14
Ending balance as of June 30, 2012	$9	$43	$171	$223	$9	$43	$171	$223
The amount of the total (losses)/gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held as of June 30, 2012	$—	$—	$(12)	$(12)	$—	$—	$6	$6

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2011				Six months ended June 30, 2011
	Debt Securities	Trust Fund Investments			Debt Securities	Trust Fund Investments
(In millions)			Derivatives(a)	Total			Derivatives(a)	Total
Beginning balance	$9	$40	$(11)	$38	$8	$39	$(27)	$20
Total gains - realized/unrealized:
Included in earnings	—	—	10	10	—	—	19	19
Included in OCI	—	—	—	—	1	—	—	1
Included in nuclear decommissioning obligations	—	—	—	—	—	1	—	1
Purchases	—	1	5	6	—	1	8	9
Transfers into Level 3 (b)	—	—	(12)	(12)	—	—	(30)	(30)
Transfers out of Level 3 (b)	—	—	(18)	(18)	—	—	4	4
Ending balance as of June 30, 2011	$9	$41	$(26)	$24	$9	$41	$(26)	$24
The amount of the total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held as of June 30, 2011	$—	$—	$5	$5	$—	$—	$7	$7

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes, and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

Realized and unrealized gains and losses included in earnings that are related to the energy derivatives are recorded in operating revenues and cost of operations.

Derivative fair value measurements

The majority of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A portion of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company's prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company's derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Company believes such price quotes are executable. The Company does not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. Contracts valued with prices provided by models and other valuation techniques make up 19% of the total derivative assets and 16% of the total derivative liabilities.

The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of June 30, 2012, the credit reserve resulted in a $9 million increase in fair value which is composed of a $6 million gain in Other Comprehensive Income, or OCI, and a $3 million gain in operating revenue and cost of operations. As of June 30, 2011, the credit reserve resulted in a $2 million decrease in fair value which is composed of a $2 million loss in operating revenue and cost of operations.

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

As of June 30, 2012, counterparty credit exposure to a portion of the Company's counterparties was $995 million and NRG held collateral (cash and letters of credit) against those positions of $141 million, resulting in a net exposure of $854 million. Counterparty credit exposure is valued through observable market quotes and discounted at the risk free rate. The following table highlights net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and Normal Purchase Normal Sale, or NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a)
Category	(% of Total)
Financial institutions	50%
Utilities, energy merchants, marketers and other	47
Coal and emissions	1
Independent System Operators, or ISOs	2
Total as of June 30, 2012	100%

Net Exposure (a)
Category	(% of Total)
Investment grade	79%
Non-Investment grade	1
Non-rated (b)	20
Total as of June 30, 2012	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)	For non-rated counterparties, the majority are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

NRG has counterparty credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate of such counterparties' exposure was $239 million. Approximately 87% of NRG's positions relating to this credit risk exposure roll-off by the end of 2013. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.

Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, South Central load obligations, and solar Power Purchase Agreements, or PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company valued these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2012, credit risk exposure to these counterparties allocable to NRG's ownership interests was approximately $1.1 billion for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. Many of these power contracts are with utilities or public power entities that have strong credit quality and specific public utility commission or other regulatory support. These factors significantly reduce the risk of loss.

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

As of June 30, 2012, the Company's retail customer credit exposure was diversified across many customers and various industries, with a significant portion of the exposure with government entities.

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

	As of June 30, 2012				As of December 31, 2011
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)
Cash and cash equivalents	$3	$—	$—	—	$2	$—	$—	—
U.S. government and federal agency obligations	33	2	—	12	43	3	—	10
Federal agency mortgage-backed securities	61	3	—	23	63	3	—	23
Commercial mortgage-backed securities	5	—	—	27	7	—	—	28
Corporate debt securities	70	3	—	10	54	3	1	10
Equity securities	270	128	1	—	251	113	1	—
Foreign government fixed income securities	6	—	—	6	4	—	—	8
Total	$448	$136	$1		$424	$122	$2

The following tables summarize proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Six months ended June 30,
	2012	2011
	(In millions)
Realized gains	$7	$3
Realized losses	4	3
Proceeds from sale of securities	220	152

Note 7 — Accounting for Derivative Instruments and Hedging Activities

This footnote should be read in conjunction with the complete description under Note 6, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2011 Form 10-K.

Energy-Related Commodities

As of June 30, 2012, NRG had energy-related derivative financial instruments extending through 2015, which are designated as cash flow hedges.

Interest Rate Swaps

NRG is exposed to changes in interest rates through the Company's issuance of variable and fixed rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of June 30, 2012, NRG had interest rate derivative instruments on recourse debt extending through 2013 and on non-recourse debt extending through 2029, the majority of which are designated as cash flow hedges.

Volumetric Underlying Derivative Transactions

The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2012, and December 31, 2011. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
Commodity	Units	June 30, 2012	December 31, 2011
		(In millions)
Emissions	Short Ton	(2)	(2)
Coal	Short Ton	37	37
Natural Gas	MMBtu	(212)	13
Oil	Barrel	—	1
Power	MWh	12	4
Interest	Dollars	$2,370	$2,121

Fair Value of Derivative Instruments

The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts current	$—	$—	$12	$39
Interest rate contracts long-term	—	—	94	68
Commodity contracts current	2	318	1	—
Commodity contracts long-term	—	—	2	1
Total Derivatives Designated as Cash Flow Hedges	2	318	109	108
Derivatives Not Designated as Cash Flow Hedges:
Interest rate contracts current	—	—	19	—
Interest rate contracts long-term	—	—	14	1
Foreign currency contracts current	—	—	1	—
Commodity contracts current	3,668	3,898	3,201	3,712
Commodity contracts long-term	562	450	610	394
Total Derivatives Not Designated as Cash Flow Hedges	4,230	4,348	3,845	4,107
Total Derivatives	$4,232	$4,666	$3,954	$4,215

Accumulated Other Comprehensive Income

The following table summarizes the effects of ASC 815, Derivatives and Hedging, or ASC 815, on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Three months ended June 30, 2012			Six months ended June 30, 2012
(In millions)	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
Accumulated OCI beginning balance	$170	$(47)	$123	$188	$(56)	$132
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(45)	5	(40)	(76)	8	(68)
Mark-to-market of cash flow hedge accounting contracts	(14)	(26)	(40)	(1)	(20)	(21)
Accumulated OCI ending balance, net of $35 tax	$111	$(68)	$43	$111	$(68)	$43
Gains/(losses) expected to be realized from OCI during the next 12 months, net of $45 tax	$93	$(15)	$78	$93	$(15)	$78
(Losses)/gains recognized in income from the ineffective portion of cash flow hedges	$(50)	$2	$(48)	$(51)	$—	$(51)

	Three months ended June 30, 2011			Six months ended June 30, 2011
(In millions)	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
Accumulated OCI beginning balance	$392	$(33)	$359	$488	$(47)	$441
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(92)	—	(92)	(190)	11	(179)
Mark-to-market of cash flow hedge accounting contracts	32	(7)	25	34	(4)	30
Accumulated OCI ending balance, net of $181 tax	$332	$(40)	$292	$332	$(40)	$292
Gains/(losses) expected to be realized from OCI during the next 12 months, net of $134 tax	$230	$(2)	$228	$230	$(2)	$228
(Losses)/gains recognized in income from the ineffective portion of cash flow hedges	$(4)	$4	$—	$(1)	$3	$2

Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to operating revenue for commodity contracts and interest expense for interest rate contracts.

Accounting guidelines require a high degree of correlation between the derivative and the hedged item throughout the period in order to qualify as a cash flow hedge. As of April 30, 2012, the Company's regression analysis for natural gas prices to ERCOT power prices, while positively correlated, did not meet the required threshold for cash flow hedge accounting for calendar year 2012. As a result, the Company de-designated its 2012 ERCOT cash flow hedges as of April 30, 2012, and prospectively marked these derivatives to market through the income statement.

Impact of Derivative Instruments on the Statement of Operations

Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedges and ineffectiveness of hedge derivatives are reflected in current period earnings.

The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges, ineffectiveness on cash flow hedges, and trading activity on the Company's statement of operations. The effect of commodity hedges is included within operating revenues and cost of operations and the effect of interest rate hedges is included in interest expense.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(34)	$24	$(75)	$22
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	6	30	20	71
Net unrealized gains/(losses) on open positions related to economic hedges	218	(7)	81	84
Losses on ineffectiveness associated with open positions treated as cash flow hedges	(50)	(4)	(51)	(1)
Total unrealized mark-to-market gains/(losses) for economic hedging activities	140	43	(25)	176
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	—	—	(30)	14
Net unrealized gains on open positions related to trading activity	8	22	36	22
Total unrealized mark-to-market gains for trading activity	8	22	6	36
Total unrealized gains/(losses)	$148	$65	$(19)	$212

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In millions)
Revenue from operations — energy commodities	$(113)	$91	$(75)	$104
Cost of operations	261	(26)	56	108
Total impact to statement of operations — energy commodities	$148	$65	$(19)	$212
Total impact to statement of operations — interest rate contracts	$(11)	$4	$(12)	$3

The reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions were valued based upon the forward prices on the acquisition dates. The roll off amounts were offset by realized losses at the settled prices and are reflected in the cost of operations during the same period.

For the six months ended June 30, 2012, the unrealized gain from open economic hedge positions was the result of an increase in ERCOT heat rates partially offset by decreases in forward natural gas, power and coal prices.

As of June 30, 2012, NRG had interest rate swaps designated as cash flow hedges on the Alpine solar project. The notional amount on the swaps exceeded the actual debt draws on the project. As such, NRG discontinued cash flow hedge accounting for these contracts and $4 million of loss previously deferred in OCI was recognized in earnings for the three and six months ended June 30, 2012.

For the six months ended June 30, 2011, the unrealized gain from open economic hedge positions was the result of an increase in value of forward purchases and sales of natural gas, electricity and fuel due to a decrease in forward power and gas prices.

Credit Risk Related Contingent Features

Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or requires the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of June 30, 2012, was $125 million. The collateral required for contracts with credit rating contingent features was $33 million. The Company is also a party to certain marginable agreements where NRG has a net liability position, but the counterparty has not called for the collateral due, which was approximately $94 million as of June 30, 2012.

See Note 5, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 8 — Debt and Capital Leases

This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2011 Form 10-K.

Long-term debt and capital leases consisted of the following:

	June 30, 2012	December 31, 2011	Interest rate % (a)
	(In millions, except rates)
NRG Recourse Debt:
Senior notes, due 2021	$1,128	$1,200	7.875
Senior notes, due 2020	1,100	1,100	8.250
Senior notes, due 2019	800	800	7.625
Senior notes, due 2019	692	691	8.500
Senior notes, due 2018	1,200	1,200	7.625
Senior notes, due 2017	1,090	1,090	7.375
Term loan facility, due 2018	1,581	1,588	L+3.00
Indian River Power LLC, tax-exempt bonds, due 2040	57	57	6.000
Indian River Power LLC, tax-exempt bonds, due 2045	157	148	5.375
Dunkirk Power LLC, tax-exempt bonds, due 2042	59	59	5.875
Other	1	—	0.300
Subtotal NRG Recourse Debt	7,865	7,933
NRG Non-Recourse Debt:
Ivanpah Financing:
Solar Partners I, due 2014 and 2033	393	290	1.126 - 3.991
Solar Partners II, due 2014 and 2038	414	314	1.116 - 4.195
Solar Partners VIII, due 2014 and 2038	361	270	1.381 - 4.256
NRG Peaker Finance Co. LLC, bonds, due 2019	193	190	L+1.07
Agua Caliente Solar, LLC, due 2037	440	181	2.449 - 3.256
NRG West Holdings LLC, term loan, due 2023	248	159	L+2.25 - 2.75
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017 and 2025	144	151	5.95 - 7.31
CVSR - High Plains Ranch II LLC, due 2037	277	—	0.613 - 0.710
South Trent Wind LLC, financing agreement, due 2020	73	75	L+2.50 - 2.625
Solar Power Partners - SPP Fund II/IIB LLC term loans, due 2017	16	17	L+3.50
Solar Power Partners - SPP Fund III LLC term loan, due 2024	41	42	L+3.50
NRG Solar Roadrunner LLC, due 2031	46	61	L+2.01
NRG Solar Blythe LLC, credit agreement, due 2028	27	27	L+2.50
Other	18	19	various
Subtotal NRG Non-Recourse Debt	2,691	1,796

Subtotal long-term debt	10,556	9,729
Capital leases:
Saale Energie GmbH, Schkopau capital lease, due 2021 (b)	—	103
Subtotal	10,556	9,832
Less current maturities	71	87
Total long-term debt and capital leases	$10,485	$9,745
(a) L+ equals LIBOR plus x%.
(b) Reclassified to current liabilities held for sale.

NRG Repowering Holdings LLC

On January 25, 2012, NRG Repowering Holdings LLC, or NRG Repowering, terminated its revolving credit facility, repaid the $5 million then outstanding, and a supporting letter of credit issued by NRG was returned.

On January 25, 2012, NRG Repowering entered into a Credit and Reimbursement Agreement which provides for a $10 million working capital facility that can be used for general corporate purposes or to issue letters of credit, and an $80 million letter of credit facility. Interest on the letters of credit accrues at 3.5% and on loans under the working capital facility at the London Inter-Bank Offered Rate, or LIBOR, plus 3.50%. The facility is secured by NRG Repowering's investments in GenConn Energy LLC and South Trent Wind LLC, and matures January 25, 2015. As of June 30, 2012, NRG Repowering had issued a $10 million letter of credit under the working capital facility and $80 million in letters of credit under the letter of credit facility.

Alpine Financing

On March 16, 2012, NRG, through its wholly-owned subsidiary, NRG Solar Alpine LLC, or Alpine, entered into a credit agreement with a group of lenders, or the Alpine Financing Agreement, for a $166 million construction loan that will convert to a term loan upon completion of the project and a $68 million cash grant loan. The construction loan has an interest rate of LIBOR plus an applicable margin of 2.50% and the cash grant loan has an interest rate of LIBOR plus an applicable margin of 2.25%. The term loan has an interest rate of LIBOR plus an applicable margin of 2.50%, which escalates 0.25% on the fifth anniversary of the term conversion. The term loan, which is secured by all the assets of Alpine, matures on the 10th anniversary of the term conversion and amortizes based upon a predetermined schedule. The cash grant loan matures upon the earlier of the receipt of the cash grant or February 2013. The Alpine Financing Agreement also includes a letter of credit facility on behalf of Alpine of up to $37 million. Alpine pays an availability fee of 100% of the applicable margin on issued letters of credit. As of June 30, 2012, $2 million was outstanding under the construction loan, nothing was outstanding under the cash grant loans, and $18 million in letters of credit in support of the project were issued.

Also related to the Alpine Financing Agreement, on March 16, 2012, Alpine entered into a series of fixed for floating interest rate swaps for at least 85% of the outstanding term loan amount, intended to hedge the risks associated with floating interest rates. Alpine will pay its counterparty the equivalent of a 2.74% fixed interest payment on a predetermined notional value, and Alpine will receive quarterly the equivalent of a floating interest payment based on a one month LIBOR calculated on the same notional value through December 31, 2012 and based on a three month LIBOR from December 31, 2012 through the term loan maturity date. All interest rate swap payments by Alpine and its counterparty are made monthly through December 31, 2012, and quarterly thereafter and the LIBOR rate is determined in advance of each interest period. The notional amount of the swap, which became effective March 31, 2012, and matures on December 31, 2029, was $141 million as of June 30, 2012 and will increase and amortize in proportion to the loan.

Roadrunner Financing

On March 20, 2012, NRG, through its wholly-owned subsidiary, NRG Roadrunner LLC, or Roadrunner, received proceeds of $21 million under its cash grant application. These proceeds were used to repay Roadrunner's cash grant loan of $17 million plus accrued interest. The remaining cash was returned to NRG under the terms of the accounts agreement.

CVSR Financing
On March 9, 2012, NRG, through its wholly-owned subsidiary, High Plains Ranch II LLC, completed its first borrowing of $138 million under the CVSR Financing Agreement with the Federal Financing Bank. As of June 30, 2012, $277 million was outstanding under the loan.
NRG Energy, Inc. Tax-Exempt Bonds
On May 3, 2012, NRG executed a $54 million tax-exempt bond financing under Section 704 of the Heartland Disaster Tax Relief Act of 2008. The bonds were issued by the Fort Bend County Industrial Development Corporation and will be used for the construction of a peaking unit with one or more components of a carbon capture system at the W.A. Parish Generating Station in Thompsons, TX. The bonds initially bear weekly interest based on the Securities Industry and Financial Markets Association, or SIFMA, rate and have a maturity date of May 1, 2038. The proceeds drawn through June 30, 2012 were $1 million, and the remaining balance will be drawn over time as construction costs are paid.

Note 9 — Variable Interest Entities, or VIEs

NRG has interests in entities that are considered VIEs under ASC 810, Consolidation, but NRG is not considered the primary beneficiary.  NRG accounts for its interests in these entities under the equity method of accounting.

GenConn Energy LLC — Through its subsidiary, NRG Connecticut Peaking Development LLC, NRG owns a 50% interest in GenConn, a limited liability company which owns and operates two 200 MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $126 million as of June 30, 2012.

Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. NRG's maximum exposure to loss is limited to its equity investment, which was $100 million as of June 30, 2012.

Texas Coastal Ventures, LLC — NRG owns a 50% interest in Texas Coastal Ventures, a joint venture with Hilcorp Energy I, L.P., through its subsidiary Petra Nova LLC. NRG's maximum exposure to loss is limited to its equity investment, which was $51 million as of June 30, 2012.

Note 10 — Changes in Capital Structure
As of June 30, 2012, and December 31, 2011, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common shares issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2011	304,183,720	(76,664,199)	227,519,521
Shares issued under LTIP	167,243	—	167,243
Shares issued under ESPP	—	76,423	76,423
Balance as of June 30, 2012	304,350,963	(76,587,776)	227,763,187

Employee Stock Purchase Plan — On April 25, 2012, NRG shareholders approved an increase of 1,000,000 shares available for issuance under the NRG Energy, Inc. Employee Stock Purchase Plan, or ESPP. Subsequent to this approval, 1,100,928 shares of treasury stock were available for issuance under the ESPP. In July 2012, 82,058 shares of NRG common stock were issued to employee accounts from treasury stock under the ESPP.

On July 22, 2012, NRG announced a quarterly dividend on the Company's common stock of $0.09 per share, payable August 15, 2012, to shareholders of record as of August 1, 2012.

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

The reconciliation of NRG's basic and diluted earnings per share is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Basic earnings per share attributable to NRG common stockholders
Numerator:
Net income attributable to NRG Energy, Inc.	$251	$621	$44	$361
Preferred stock dividends	(3)	(3)	(5)	(5)
Net income attributable to NRG Energy, Inc. available to common stockholders	$248	$618	$39	$356
Denominator:
Weighted average number of common shares outstanding	228	243	228	245
Basic earnings per share:
Net income attributable to NRG Energy, Inc.	$1.09	$2.54	$0.17	$1.45
Diluted earnings per share attributable to NRG common stockholders
Numerator:
Net income attributable to NRG Energy, Inc. available to common shareholders	$248	$618	$39	$356
Denominator:
Weighted average number of common shares outstanding	228	243	228	245
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1	1	1	2
Total dilutive shares	229	244	229	247
Diluted earnings per share:
Net income attributable to NRG Energy, Inc.	$1.08	$2.53	$0.17	$1.44

The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
(In millions of shares)	2012	2011	2012	2011
Equity compensation plans	9	7	9	7
Embedded derivative of 3.625% redeemable perpetual preferred stock	16	16	16	16
Total	25	23	25	23

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

(In millions)		Conventional Power Generation
Three months ended June 30, 2012	Retail	Texas(a)	North- east(a)	South Central	West	Other (a)	Alternative Energy(a)	Corporate	Elimination	Total
Operating revenues	$1,470	$127	$176	$210	$56	$100	$36	$4	$(13)	$2,166
Depreciation and amortization	44	114	32	23	3	4	12	2	—	234
Equity in earnings of unconsolidated affiliates	—	—	3	—	4	3	4	—	—	14
Income/(loss) before income taxes	797	(427)	(10)	11	21	10	(11)	(145)	—	246
Net income/(loss) attributable to NRG Energy, Inc.	$797	$(427)	$(10)	$11	$21	$8	$(19)	$(130)	$—	$251
Total assets	$3,586	$12,678	$1,877	$1,282	$714	$1,069	$5,115	$19,138	$(17,603)	$27,856

(a) Includes intersegment sales and derivative gains and losses of:	$—	$(21)	$10	$—	$—	$23	$4	$—

(In millions)		Conventional Power Generation
Three months ended June 30, 2011	Retail	Texas(a)	North-east(a)	South Central	West	Other(a)	Alternative Energy(a)	Corporate(b)	Elimination	Total
Operating revenues	$1,422	$809	$246	$188	$36	$79	$14	$3	$(519)	$2,278
Depreciation and amortization	40	115	27	22	2	4	8	4	—	222
Equity in earnings of unconsolidated affiliates	—	—	3	—	5	2	2	—	—	12
Income/(loss) before income taxes	17	211	16	12	11	2	(11)	(267)	—	(9)
Net income/(loss) attributable to NRG Energy, Inc.	$17	$211	$16	$12	$11	$—	$(11)	$365	$—	$621

(a) Includes intersegment sales and derivative gains and losses of:	$—	$508	$5	$—	$—	$3	$4	$—
(b) Includes impairment charge on investment of $11 million and loss on debt extinguishment of $115 million.

(In millions)		Conventional Power Generation
Six months ended June 30, 2012	Retail	Texas(a)	North-east(a)	South Central	West	Other(a)	Alternative Energy(a)	Corporate	Elimination	Total
Operating revenues	$2,636	$585	$324	$383	$98	$194	$58	$7	$(257)	$4,028
Depreciation and amortization	85	228	64	46	5	8	23	5	—	464
Equity in earnings of unconsolidated affiliates	—	—	8	—	2	6	6	—	—	22
Income/(loss) before income taxes	804	(501)	(53)	(19)	7	20	(22)	(316)	—	(80)
Net income/(loss) attributable to NRG Energy, Inc.	$804	$(501)	$(53)	$(19)	$7	$16	$(31)	$(179)	$—	$44

(a) Includes intersegment sales and derivative gains and losses of:	$—	$161	$45	$—	$—	$43	$8	$—

(In millions)		Conventional Power Generation
Six months ended June 30, 2011	Retail	Texas(a)	North-east(a)	South Central	West	Other(a)	Alternative Energy(a)	Corporate(b)	Elimination	Total
Operating revenues	$2,548	$1,332	$472	$377	$77	$163	$23	$4	$(723)	$4,273
Depreciation and amortization	66	230	56	42	5	7	15	6	—	427
Equity in earnings/(losses) of unconsolidated affiliates	—	—	5	—	5	6	(6)	—	—	10
Income/(loss) before income taxes	311	238	(19)	25	24	13	(30)	(936)	—	(374)
Net income/(loss)attributable to NRG Energy, Inc.	$314	$238	$(19)	$25	$24	$9	$(30)	$(200)	$—	$361

(a) Includes intersegment sales and derivative gains and losses of:	$—	$704	$2	$—	$—	$9	$8	$—
(b) Includes impairment charge on investment of $492 million and loss on debt extinguishment of $143 million.

Note 13 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2012	2011	2012	2011
Income/(loss) before income taxes	$246	$(9)	$(80)	$(374)
Income tax benefit	(13)	(630)	(133)	(735)
Effective tax rate	(5.3)%	7,000.0%	166.3%	196.5%

For the three and six months ended June 30, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona and the settlement of the Green Mountain IRS audit as well as the reduction in the valuation allowance.

For the three and six months ended June 30, 2011, NRG's overall effective tax rate for both of these periods was different than the statutory rate of 35% primarily due to the recognition of previously uncertain tax benefits that were effectively settled upon audit in June 2011 and that were mainly composed of net operating losses of $536 million which had been classified as capital loss carryforwards for financial statement purposes. In addition, valuation allowance decreases of $40 million and $23 million for the three and six month periods, respectively, increased the effective tax rates.

Uncertain tax benefits

As of June 30, 2012, NRG has recorded a non-current tax liability of $65 million for uncertain tax benefits from positions taken on various state tax returns, including accrued interest. NRG has accrued interest related to these uncertain tax benefits of $1 million for the six months ended June 30, 2012, and has accrued $14 million of interest and penalties since adoption. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.

The Company will continue to be under examination by various state and foreign tax jurisdictions for multiple years.

Tax Receivable and Payable

As of June 30, 2012, NRG recorded a current domestic tax receivable of $34 million, of which $18 million is related to property tax refunds as a result of the New York State Empire Zone program and $11 million relates to Federal income tax refunds for prior year tax return filings. As of June 30, 2012, NRG has a current tax payable of $13 million that represents a tax liability due for domestic state taxes of $11 million, as well as foreign taxes payable of $2 million. In addition, we have recorded a $52 million non-current asset for Empire Zone credits generated in 2010 through 2012 that are being deferred pursuant to New York State law.

Note 14 — Commitments and Contingencies

Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on substantially all of the Company's assets to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of June 30, 2012, in aggregate, the hedge portfolio under the lien was in the money.

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

On March 22, 2012, NRG reached an agreement in principle with the CPUC to settle and resolve this matter, including all related claims, on behalf of NRG and on behalf of Dynegy. The agreement in principle was announced by the Company on March 23, 2012, as well as by the CPUC and by the California Governor's Office. The documented agreement was executed and submitted to FERC on April 27, 2012 for its approval. The settlement agreement contains three material elements to be fulfilled over a four to six year period, depending upon several factors. First, the settlement agreement includes a $20 million cash payment due 30 days after FERC approval. Second, it includes the construction and operation of a fee-based charging network, to be owned and operated by NRG subsidiary, eVgo, which will consist of at least 200 publicly available fast-charging electric vehicle stations installed at locations across California. Last, it calls for the wiring and associated work required to improve at least 10,000 individual parking spaces to allow for the charging of electric vehicles in at least 1,000 multi-family complexes, worksites, and public interest locations such as community colleges, public universities, and public or non-profit hospitals. Although these improved newly wired parking spaces will continue to be owned by the local property owner, eVgo will have an 18-month exclusive right to obtain customers from these locations starting from the date of each completed installation. The expected $20 million cash payment was accrued and expensed in the statement of operations for the three months ended March 31, 2012. In addition, the Company expects to spend approximately $100 million over the next four to six year period, during which the Company will fulfill the other elements of the settlement, and will capitalize a substantial majority of the costs as property, plant and equipment, representing the costs to construct the charging network and the wiring, which will be productive assets. The Company will expense the costs to operate the assets as incurred. FERC approval is expected in the third quarter of 2012. On May 24, 2012, ECOtality, Inc. filed a lawsuit against the CPUC challenging the settlement.

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

Three additional motions for summary judgment and multiple motions in limine, including motions that could result in dismissal of the government's claims before trial if resolved in LaGen's favor, remain pending before the court; some of these motions were argued on March 21 and 22, 2012. On May 14, 2012, the court denied the motions argued on March 21 and 22, 2012. On January 17, 2012, LaGen filed a demand for a jury trial. On January 20, 2012, the court scheduled a liability-phase trial for October 15, 2012, should the case proceed to that stage, and a remedy-phase trial set to occur at a later date to be determined in the event of an adverse decision in a liability-phase trial. Because of the inherent uncertainty of litigation, including the fact that no determination of liability has yet been made by the court, NRG cannot predict the impact, at this time, that this matter may have on the Company's business, results of operations, financial position, or cash flows.

In a related matter, soon after the filing of the above referenced U.S. DOJ lawsuit, LaGen sought insurance coverage from its insurance carrier, Illinois Union Insurance Company, or ILU. ILU denied coverage and thereafter LaGen filed a lawsuit (which was consolidated with a prior suit filed by ILU) seeking a declaration that ILU must provide coverage to LaGen for the defense costs incurred in defending the U.S. DOJ lawsuit.  LaGen and ILU both filed motions for summary judgment and on January 30, 2012, the court issued an order granting LaGen's motion finding that ILU has a duty to defend LaGen. The trial court certified the summary judgment for immediate interlocutory appeal, and on May 25, 2012, ILU filed a petition with the U.S. Circuit Court of Appeals for the Fifth Circuit seeking to appeal the trial court's summary judgment ruling. ILU filed a related notice of appeal with the trial court on June 14, 2012. On July 23, 2012, the trial court granted ILU's related notice of appeal thereby certifying the matter for appeal to the U.S. Circuit Court of Appeals for the Fifth Circuit.

Energy Plus Holdings, LLC Purported Class Actions

Energy Plus Holdings, LLC, or Energy Plus, is a defendant in three purported class action lawsuits, one in New York and two in New Jersey (Energy Plus Natural Gas LP is a defendant in the two New Jersey lawsuits and NRG Energy, Inc. is a defendant in one of the New Jersey lawsuits). The plaintiffs in those lawsuits generally allege that Energy Plus misrepresents that its rates are competitive in the market; fails to disclose that its rates are substantially higher than those in the market and that Energy Plus has engaged in deceptive practices in its marketing of energy services. Plaintiffs generally seek that these matters be certified as class actions, with treble damages, interest, costs, attorneys' fees, and any other relief that the court deems just and proper. We believe that these allegations are without merit and we are defending against these claims.

In addition, on July 26, 2012, the Connecticut Attorney General and Office of Consumer Counsel filed a petition with the Connecticut Public Utilities Regulatory Authority seeking to investigate Energy Plus' marketing practices. On August 7, 2012, Energy Plus Holdings LLC and Energy Plus Natural Gas LLC received a subpoena from the State of New York Office of Attorney General which generally seeks information and business records related to Energy Plus' sales, marketing and business practices.

Purported Class Actions related to July 22, 2012 Announcement of NRG/GenOn Merger Agreement

NRG Energy, Inc. has been named as a defendant in eight purported class actions pending in Texas and Delaware, related to its announcement of its agreement to acquire all outstanding shares of GenOn. The plaintiffs generally allege breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs are generally seeking to: be certified as a class; enjoin the merger; direct the defendant to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees costs and other relief that the court deems appropriate. We believe that these allegations are without merit and we intend to cooperate with GenOn in the defense of these claims.

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

California — On May 4, 2010, in Southern California Edison Company v. FERC, the U.S. Court of Appeals for the D.C. Circuit vacated the FERC's acceptance of station power rules for the California Independent System Operator, or CAISO, market, and remanded the case for further proceedings at the FERC. On August 30, 2010, the FERC issued an Order on Remand effectively disclaiming jurisdiction over how the states impose retail station power charges. Due to reservation-of-rights language in the California utilities' state-jurisdictional station power tariffs, the FERC's ruling arguably requires California generators to pay state-imposed retail charges back to the date of enrollment by the facilities in the CAISO's station period program (February 1, 2009, for the Company's Encina and El Segundo facilities; March 1, 2009, for the Company's Long Beach facility). On February 28, 2011, the FERC issued an order denying rehearing. The Company, together with other generators, filed an appeal in the D.C. Circuit which is awaiting oral argument. On November 18, 2011, Southern California Edison Company filed with the CPUC, seeking authorization to begin charging generators station power charges, and to assess such charges retroactively, which the Company and other generators have challenged. The Company has filed a protest with the CPUC objecting to Southern California Edison's filing. That protest remains pending. The Company believes it has established an appropriate reserve.

Retail (Replacement Reserve) — On November 14, 2006, Constellation Energy Commodities Group, or Constellation, filed a complaint with the PUCT alleging that ERCOT misapplied the Replacement Reserve Settlement, or RPRS, Formula contained in the ERCOT protocols from April 10, 2006, through September 27, 2006.  Specifically, Constellation disputed approximately $4 million in under-scheduling charges for capacity insufficiency asserting that ERCOT applied the wrong protocol.  Retail Electric Providers, or REPS, other market participants, ERCOT, and PUCT staff opposed Constellation's complaint.  On January 25, 2008, the PUCT entered an order finding that ERCOT correctly settled the capacity insufficiency charges for the disputed dates in accordance with ERCOT protocols and denied Constellation's complaint.  On April 9, 2008, Constellation appealed the PUCT order to the Civil District Court of Travis County, Texas and on June 19, 2009, the court issued a judgment reversing the PUCT order, finding that the ERCOT protocols were in irreconcilable conflict with each other.  Under the PUCT ordered formula, Qualified Scheduling Entities, or QSEs, who under-scheduled capacity within any of ERCOT's four congestion zones were assessed under-scheduling charges which defrayed the costs incurred by ERCOT for RPRS that would otherwise be spread among all load-serving QSEs.  Under the Court's decision, all RPRS costs would be assigned to all load-serving QSEs based upon their load ratio share without assessing any separate charge to those QSEs who under-scheduled capacity.  If under-scheduling charges for capacity insufficient QSEs were not used to defray RPRS costs, REPS's share of the total RPRS costs allocated to QSEs would increase.  On July 20, 2009, REPS filed an appeal to the Third Court of Appeals in Travis County, Texas, thereby staying the effect of the trial court's decision.  On October 6, 2010, the parties argued the appeal before the Court of Appeals for the Third District in Austin, Texas.  On September 28, 2011, the Court of Appeals reversed the trial court decision, reinstating the PUCT's order, consistent with REPS' position.  On January 13, 2012, Constellation filed a Petition for Review in the Supreme Court of Texas asking the Court to grant review of and reverse the Court of Appeals decision. The Texas Supreme Court has requested that briefs on the merits be filed before deciding whether to hear the Petition for Review.  Constellation's brief is due September 5, 2012.  Responses to Constellation's brief are due September 25, 2012.

Retail (Midwest ISO SECA) — Green Mountain Energy previously provided competitive retail energy supply in the Midwest ISO region during the relevant period of January 1, 2002, to December 31, 2005. By order dated November 18, 2004, FERC eliminated certain regional through-and-out transmission rates charged by transmission owners in the regional electric grids operated by the Midwest Independent Transmission Systems Operator, Inc., or MISO, and PJM Interconnection, L.L.C., or PJM. In order to temporarily compensate the transmission owners for revenue lost as a result of the elimination of the through-and-out transmission rates, the FERC also ordered MISO, PJM and their respective transmission owners to provide for the recovery of certain Seams Elimination Charge/Cost Adjustments/Assignments, or SECA, charges effective December 1, 2004, through March 31, 2006, based on usage during 2002 and 2003. The tariff amendments filed by MISO and the MISO transmission owners allocated certain SECA charges to various zones and sub-zones within MISO, including a sub-zone called the Green Mountain Energy Company Sub-zone. Over the last several years, there has been extensive litigation before the FERC relating to these charges, seeking, among other things, to recover monies from Green Mountain Energy, and before the federal appellate courts. Green Mountain Energy has not paid any asserted SECA charges.

On May 21, 2010, the FERC issued two orders. In its Order on Rehearing, the FERC denied all requests for rehearing of its past orders directing and accepting the SECA compliance filings of MISO, PJM, and the transmission owners. In its Order on Initial Decision, FERC: (1) affirmed an order by the Administrative Law Judge granting Green Mountain Energy partial summary judgment and holding Green Mountain Energy not liable for SECA charges for January - March 2006; and (2) reversed an August 2006 determination by the Administrative Law Judge that Green Mountain Energy could be held directly liable for some amount of SECA charges. The Order on Initial Decision also directed that the two Regional Transmission Organizations, or RTOs, and their respective transmission owners submit further compliance filings, which were filed on August 19, 2010. The FERC has not yet ruled on those compliance filings.

With regard to the SECA charges that had been invoiced to Green Mountain Energy, the FERC determined that most of those charges, approximately $22 million plus interest, were owed not by Green Mountain Energy but rather by BP Energy — one of Green Mountain Energy's suppliers during the period at issue. On August 19, 2010, the transmission owners and MISO made compliance filings in accordance with the FERC's Orders allocating SECA charges to a BP Energy Sub-zone, and making no allocation to a Green Mountain Energy sub-zone. BP Energy has not asserted any contractual claims against Green Mountain Energy. The Company believes it has established an appropriate reserve.

On September 30, 2011, the FERC issued orders denying BP Energy's request for rehearing of the May 2010 Order on Rehearing, denying all requests for rehearing of the Order on Initial Decision, and again determined that SECA charges were not owed by Green Mountain Energy. Numerous parties have sought judicial review of the FERC's Order on Initial Decision, and BP Energy has sought judicial review of the May 2010 Order on Rehearing. These appeals have been consolidated with previous appeals of orders relating to SECA before the U.S. Court of Appeals for the DC Circuit. Green Mountain Energy has been granted intervenor status in the consolidated appeals.

On May 10, 2012, the Court issued an order setting out a briefing schedule which provided for the submittal of petitioners' briefs on July 17, 2012. On July 5, 2012, BP Energy and three PJM transmission owners filed a motion asking the Court to suspend the briefing schedule. The movants stated that respondent FERC and all other petitioners either supported or did not oppose the motion. The movants further stated that they had reached a settlement resolving all SECA claims involving BP Energy, were filing the settlement agreement with the FERC that day, and desired a suspension of the briefing schedule to enable the FERC to act on the proposed settlement. The movants did in fact file the settlement agreement at the FERC that day. The agreement provided for BP Energy to pay a total of approximately $24 million to the three transmission owners signing the agreement, with another $1 million offered to the remaining PJM transmission owners, should they choose to join the settlement. On July 10, 2012, the D.C. Circuit issued an order granting the motion to vacate the briefing schedule and directing the remaining parties to submit a motion to govern further proceedings by September 17, 2012.

Note 16 — Environmental Matters

NRG is subject to a wide range of environmental regulations across a broad number of jurisdictions in the development, ownership, construction and operation of domestic and international projects. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts and water use. In general, future laws and regulations are expected to require the addition of emission controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Company's facilities. NRG expects that future liability under, or compliance with, environmental requirements could have a material effect on the Company's operations or competitive position.

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

Note 17 — Condensed Consolidating Financial Information

As of June 30, 2012, the Company had outstanding $6 billion of Senior Notes due from 2017 - 2021, as shown in Note 8, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries.

Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2012:

Arthur Kill Power LLC	NEO Freehold-Gen LLC	NRG Power Marketing LLC
Astoria Gas Turbine Power LLC	NEO Power Services Inc.	NRG Renter's Protection LLC
Cabrillo Power I LLC	New Genco GP, LLC	NRG Retail LLC
Cabrillo Power II LLC	Norwalk Power LLC	NRG Rockford Acquisition LLC
Carbon Management Solutions LLC	NRG Affiliate Services Inc.	NRG Saguaro Operations Inc.
Clean Edge Energy LLC	NRG Artesian Energy LLC	NRG Security LLC
Conemaugh Power LLC	NRG Arthur Kill Operations Inc.	NRG Services Corporation
Connecticut Jet Power LLC	NRG Astoria Gas Turbine Operations Inc.	NRG SimplySmart Solutions LLC
Cottonwood Development LLC	NRG Bayou Cove LLC	NRG South Central Affiliate Services Inc.
Cottonwood Energy Company LP	NRG Cabrillo Power Operations Inc.	NRG South Central Generating LLC
Cottonwood Generating Partners I LLC	NRG California Peaker Operations LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners II LLC	NRG Cedar Bayou Development Company, LLC	NRG South Texas LP
Cottonwood Generating Partners III LLC	NRG Connecticut Affiliate Services Inc.	NRG Texas LLC
Cottonwood Technology Partners LP	NRG Construction LLC	NRG Texas C&I Supply LLC
Devon Power LLC	NRG Development Company Inc.	NRG Texas Holding Inc.
Dunkirk Power LLC	NRG Devon Operations Inc.	NRG Texas Power LLC
Eastern Sierra Energy Company LLC	NRG Dispatch Services LLC	NRG Unemployment Protection LLC
El Segundo Power, LLC	NRG Dunkirk Operations Inc.	NRG Warranty Services LLC
El Segundo Power II LLC	NRG El Segundo Operations Inc.	NRG West Coast LLC
Elbow Creek Wind Project LLC	NRG Energy Labor Services LLC	NRG Western Affiliate Services Inc.
Energy Plus Holdings LLC	NRG Energy Services Group LLC	O'Brien Cogeneration, Inc. II
Energy Plus Natural Gas LLC	NRG Energy Services LLC	ONSITE Energy, Inc.
Energy Protection Insurance Company	NRG Generation Holdings, Inc.	Oswego Harbor Power LLC
Everything Energy LLC	NRG Home & Business Solutions LLC	RE Retail Receivables, LLC
GCP Funding Company, LLC	NRG Home Solutions Product LLC	Reliant Energy Northeast LLC
Green Mountain Energy Company	NRG Huntley Operations Inc.	Reliant Energy Power Supply, LLC
Green Mountain Energy Company	NRG Identity Protect LLC	Reliant Energy Retail Holdings, LLC
(NY Com) LLC	NRG Ilion Limited Partnership	Reliant Energy Retail Services, LLC
Green Mountain Energy Company	NRG Ilion LP LLC	RERH Holdings, LLC
(NY Res) LLC	NRG International LLC	Saguaro Power LLC
Huntley Power LLC	NRG Maintenance Services LLC	Somerset Operations Inc.
Independence Energy Alliance LLC	NRG Mextrans Inc.	Somerset Power LLC
Independence Energy Group LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco Financing Corp.
Independence Energy Natural Gas LLC	NRG Middletown Operations Inc.	Texas Genco GP, LLC
Indian River Operations Inc.	NRG Montville Operations Inc.	Texas Genco Holdings, Inc.
Indian River Power LLC	NRG New Jersey Energy Sales LLC	Texas Genco LP, LLC
Keystone Power LLC	NRG New Roads Holdings LLC	Texas Genco Operating Services, LLC
Langford Wind Power, LLC	NRG North Central Operations Inc.	Texas Genco Services, LP
Louisiana Generating LLC	NRG Northeast Affiliate Services Inc.	US Retailers LLC
Meriden Gas Turbines LLC	NRG Norwalk Harbor Operations Inc.	Vienna Operations Inc.
Middletown Power LLC	NRG Operating Services, Inc.	Vienna Power LLC
Montville Power LLC	NRG Oswego Harbor Power Operations Inc.	WCP (Generation) Holdings LLC
NEO Corporation	NRG PacGen Inc.	West Coast Power LLC

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$2,043	$132	$—	$(9)	$2,166
Operating Costs and Expenses
Cost of operations	1,255	71	—	(7)	1,319
Depreciation and amortization	216	15	3	—	234
Selling, general and administrative	121	12	76	(2)	207
Development costs	—	—	9	—	9
Total operating costs and expenses	1,592	98	88	(9)	1,769
Operating Income/(Loss)	451	34	(88)	—	397
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	10	(10)	362	(362)	—
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Other income, net	1	1	—	—	2
Interest expense	(11)	(25)	(131)	—	(167)
Total other income/(expense)	4	(24)	231	(362)	(151)
Income Before Income Taxes	455	10	143	(362)	246
Income tax expense/(benefit)	154	(59)	(108)	—	(13)
Net Income/(Loss)	301	69	251	(362)	259
Less: Net income attributable to noncontrolling interest	—	8	—	—	8
Net Income/(Loss) attributable to NRG Energy, Inc.	$301	$61	$251	$(362)	$251

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
Operating Revenues			(In millions)
Total operating revenues	$3,821	$233	$—	$(26)	$4,028
Operating Costs and Expenses
Cost of operations	2,777	131	6	(22)	2,892
Depreciation and amortization	430	28	6	—	464
Selling, general and administrative	253	22	157	(4)	428
Development costs	—	—	17	—	17
Total operating costs and expenses	3,460	181	186	(26)	3,801
Operating Income/(Loss)	361	52	(186)	—	227
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	16	(12)	342	(346)	—
Equity in earnings of unconsolidated affiliates	2	20	—	—	22
Impairment charge on investment	(1)	—	—	—	(1)
Other income, net	1	2	1	—	4
Interest expense	(16)	(39)	(277)	—	(332)
Total other income/(expense)	2	(29)	66	(346)	(307)
Income/(Loss) Before Income Taxes	363	23	(120)	(346)	(80)
Income tax expense/(benefit)	126	(95)	(164)	—	(133)
Net Income/(Loss)	237	118	44	(346)	53
Less: Net income attributable to noncontrolling interest	—	9	—	—	9
Net Income/(Loss) attributable to NRG Energy, Inc.	$237	$109	$44	$(346)	$44

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Three Months Ended June 30, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income/(Loss)	$301	$69	$251	$(362)	$259
Other comprehensive (loss)/income, net of tax
Unrealized loss on derivatives, net	(66)	(26)	(88)	100	(80)
Foreign currency translation adjustments, net	—	(8)	—	—	(8)
Other comprehensive (loss)/income	(66)	(34)	(88)	100	(88)
Comprehensive income/(loss)	235	35	163	(262)	171
Less: Comprehensive income attributable to noncontrolling interest	—	8	—	—	8
Comprehensive income/(loss) attributable to NRG Energy, Inc.	235	27	163	(262)	163
Dividends for preferred shares	—	—	3	—	3
Comprehensive income/(loss) available for common stockholders	$235	$27	$160	$(262)	$160

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Six Months Ended June 30, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$237	$118	$44	$(346)	$53
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(79)	(19)	(91)	100	(89)
Foreign currency translation adjustments, net	—	(2)	—	—	(2)
Other comprehensive (loss)/gain	(79)	(21)	(91)	100	(91)
Comprehensive income/(loss)	158	97	(47)	(246)	(38)
Less: Comprehensive income attributable to noncontrolling interest	—	9	—	—	9
Comprehensive income/(loss) attributable to NRG Energy, Inc.	158	88	(47)	(246)	(47)
Dividends for preferred shares	—	—	5	—	5
Comprehensive income/(loss) available for common stockholders	$158	$88	$(52)	$(246)	$(52)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$694	$58	$397	$—	$1,149
Funds deposited by counterparties	135	—	—	—	135
Restricted cash	9	181	18	—	208
Accounts receivable, net	947	53	—	—	1,000
Inventory	408	8	—	—	416
Derivative instruments	3,673	—	—	(3)	3,670
Cash collateral paid in support of energy risk management activities	71	—	—	—	71
Prepayments and other current assets	146	408	52	—	606
Total current assets	6,083	708	467	(3)	7,255
Net property, plant and equipment	10,194	5,047	96	(19)	15,318
Other Assets
Investment in subsidiaries	324	11	16,552	(16,887)	—
Equity investments in affiliates	33	613	12	—	658
Notes receivable – affiliate and capital leases, less current portion	3	78	393	(393)	81
Goodwill	1,886	—	—	—	1,886
Intangible assets, net	1,183	81	30	(38)	1,256
Nuclear decommissioning trust fund	448	—	—	—	448
Derivative instruments	562	—	—	—	562
Other non-current assets	63	122	207	—	392
Total other assets	4,502	905	17,194	(17,318)	5,283
Total Assets	$20,779	$6,660	$17,757	$(17,340)	$27,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$54	$17	$—	$71
Accounts payable	(1,328)	540	2,138	—	1,350
Derivative instruments	3,202	19	16	(3)	3,234
Deferred income taxes	455	(50)	(290)	—	115
Cash collateral received in support of energy risk management activities	135	—	—	—	135
Accrued expenses and other current liabilities	359	212	222	—	793
Total current liabilities	2,823	775	2,103	(3)	5,698
Other Liabilities
Long-term debt and capital leases	273	3,030	7,575	(393)	10,485
Nuclear decommissioning reserve	345	—	—	—	345
Nuclear decommissioning trust liability	263	—	—	—	263
Deferred income taxes	1,115	220	(188)	—	1,147
Derivative instruments	611	109	—	—	720
Out-of-market commodity contracts	193	6	—	(31)	168
Other non-current liabilities	564	199	115	—	878
Total non-current liabilities	3,364	3,564	7,502	(424)	14,006
Total liabilities	6,187	4,339	9,605	(427)	19,704
3.625% convertible perpetual preferred stock	—	—	249	—	249
Stockholders’ Equity	14,592	2,321	7,903	(16,913)	7,903
Total Liabilities and Stockholders’ Equity	$20,779	$6,660	$17,757	$(17,340)	$27,856

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net income	$237	$118	$44	$(346)	$53
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in losses/(earnings) of unconsolidated affiliates and consolidated subsidiaries	15	(12)	346	(350)	(1)
Depreciation and amortization	430	28	6	—	464
Provision for bad debts	17	—	—	—	17
Amortization of nuclear fuel	16	—	—	—	16
Amortization of financing costs and debt discount/premiums	—	5	12	—	17
Loss on debt extinguishment	—	—	1	—	1
Amortization of intangibles and out-of-market commodity contracts	80	1	—	—	81
Amortization of unearned equity compensation	—	—	18	—	18
Changes in deferred income taxes and liability for uncertain tax benefits	126	(95)	(176)	—	(145)
Changes in nuclear decommissioning trust liability	17	—	—	—	17
Changes in derivative instruments	65	8	1	—	74
Changes in collateral deposits supporting energy risk management activities	240	—	—	—	240
Cash (used)/provided by changes in other working capital	(742)	118	(335)	692	(267)
Net Cash Provided/(Used) by Operating Activities	501	171	(83)	(4)	585
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	320	—	(80)	(240)	—
Capital expenditures	(127)	(1,431)	(35)	—	(1,593)
Increase in restricted cash, net	(1)	(58)	1	—	(58)
Decrease in restricted cash - U.S. DOE projects	—	108	34	—	142
Increase in notes receivable	—	(21)	—	—	(21)
Investments in nuclear decommissioning trust fund securities	(236)	—	—	—	(236)
Proceeds from sales of nuclear decommissioning trust fund securities	220	—	—	—	220
Proceeds from renewable energy grants	—	35	—	—	35
Other	8	(41)	(11)	—	(44)
Net Cash Provided/(Used) by Investing Activities	184	(1,408)	(91)	(240)	(1,555)
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	80	(320)	240	—
Payment of dividends to preferred stockholders	—	—	(5)	—	(5)
Payments of intercompany dividends	—	(4)	—	4	—
Net payments for settlement of acquired derivatives that include financing elements	(44)	—	—	—	(44)
Sale proceeds and other contributions from noncontrolling interest in subsidiaries	—	270	—	—	270
Proceeds from issuance of long-term debt	9	917	1	—	927
Payment of debt issuance costs	—	(11)	(1)	—	(12)
Payments for short and long-term debt	—	(41)	(80)	—	(121)
Net Cash (Used)/Provided by Financing Activities	(35)	1,211	(405)	244	1,015
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)
Net Increase/(Decrease) in Cash and Cash Equivalents	650	(27)	(579)	—	44
Cash and Cash Equivalents at Beginning of Period	44	85	976	—	1,105
Cash and Cash Equivalents at End of Period	$694	$58	$397	$—	$1,149

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$2,185	$90	$—	$3	$2,278
Operating Costs and Expenses
Cost of operations	1,545	59	1	3	1,608
Depreciation and amortization	210	8	4	—	222
Selling, general and administrative	93	7	67	—	167
Development costs	—	—	12	—	12
Total operating costs and expenses	1,848	74	84	3	2,009
Operating Income/(Loss)	337	16	(84)	—	269
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	6	(8)	175	(173)	—
Equity in losses of unconsolidated affiliates	6	6	—	—	12
Impairment charge on investment	(11)	—	—	—	(11)
Other income, net	—	1	2	—	3
Loss on debt extinguishment	—	—	(115)	—	(115)
Interest expense	(17)	(14)	(136)	—	(167)
Total other expense	(16)	(15)	(74)	(173)	(278)
Income/(Loss) Before Income Taxes	321	1	(158)	(173)	(9)
Income tax expense/(benefit)	148	1	(779)	—	(630)
Net Income/(Loss) attributable to NRG Energy, Inc.	$173	$—	$621	$(173)	$621

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
Operating Revenues			(In millions)
Total operating revenues	$4,089	$194	$—	$(10)	$4,273
Operating Costs and Expenses
Cost of operations	2,798	131	6	(3)	2,932
Depreciation and amortization	402	18	7	—	427
Selling, general and administrative	174	12	124	—	310
Development costs	—	(1)	22	—	21
Total operating costs and expenses	3,374	160	159	(3)	3,690
Operating Income/(Loss)	715	34	(159)	(7)	583
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	15	(9)	97	(103)	—
Equity in earnings of unconsolidated affiliates	6	4	—	—	10
Impairment charge on investment	(492)	—	—	—	(492)
Other income, net	—	5	3	—	8
Loss on debt extinguishment	—	—	(143)	—	(143)
Interest expense	(26)	(27)	(287)	—	(340)
Total other expense	(497)	(27)	(330)	(103)	(957)
Income Before Income Taxes	218	7	(489)	(110)	(374)
Income tax expense/(benefit)	112	3	(850)	—	(735)
Net Income/(Loss) attributable to NRG Energy, Inc.	$106	$4	$361	$(110)	$361

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Three Months Ended June 30, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income/(Loss)	$173	$—	$621	$(173)	$621
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(52)	(5)	(59)	49	(67)
Foreign currency translation adjustments, net	—	8	2	—	10
Available-for-sale securities, net	—	—	(1)	—	(1)
Other comprehensive (loss)/income	(52)	3	(58)	49	(58)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	121	3	563	(124)	563
Dividends for preferred shares	—	—	3	—	3
Comprehensive income/(loss) available for common stockholders	$121	$3	$560	$(124)	$560

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Six Months Ended June 30, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income/(Loss)	$106	$4	$361	$(110)	$361
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(138)	(2)	(128)	119	(149)
Foreign currency translation adjustments, net	—	20	2	—	22
Available-for-sale securities, net	—	—	(1)	—	(1)
Defined benefit plan	1	—	—	—	1
Other comprehensive (loss)/income	(137)	18	(127)	119	(127)
Comprehensive (loss)/income attributable to NRG Energy, Inc.	(31)	22	234	9	234
Dividends for preferred shares	—	—	5	—	5
Comprehensive (loss)/income available for common stockholders	$(31)	$22	$229	$9	$229

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$44	$85	$976	$—	$1,105
Funds deposited by counterparties	258	—	—	—	258
Restricted cash	8	231	53	—	292
Accounts receivable-trade, net	789	45	—	—	834
Inventory	300	8	—	—	308
Derivative instruments	4,222	—	—	(6)	4,216
Cash collateral paid in support of energy risk management activities	311	—	—	—	311
Prepayments and other current assets	1,229	28	(983)	(1)	273
Total current assets	7,161	397	46	(7)	7,597
Net Property, Plant and Equipment	10,456	3,116	67	(18)	13,621
Other Assets
Investment in subsidiaries	225	491	16,169	(16,885)	—
Equity investments in affiliates	33	607	—	—	640
Capital leases and notes receivable, less current portion	1	341	172	(172)	342
Goodwill	1,886	—	—	—	1,886
Intangible assets, net	1,340	84	33	(38)	1,419
Nuclear decommissioning trust fund	424	—	—	—	424
Derivative instruments	450	—	—	—	450
Other non-current assets	55	72	209	—	336
Total other assets	4,414	1,595	16,583	(17,095)	5,497
Total Assets	$22,031	$5,108	$16,696	$(17,120)	$26,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$72	$15	$—	$87
Accounts payable	(407)	122	1,093	—	808
Derivative instruments	3,712	23	22	(6)	3,751
Deferred income taxes	534	(51)	(356)	—	127
Cash collateral received in support of energy risk management activities	258	—	—	—	258
Accrued expenses and other current liabilities	371	23	247	(1)	640
Total current liabilities	4,468	189	1,021	(7)	5,671
Other Liabilities
Long-term debt and capital leases	264	1,999	7,654	(172)	9,745
Nuclear decommissioning reserve	335	—	—	—	335
Nuclear decommissioning trust liability	254	—	—	—	254
Deferred income taxes	950	273	166	—	1,389
Derivative instruments	394	66	4	—	464
Out-of-market commodity contracts	208	6	—	(31)	183
Other non-current liabilities	544	96	116	—	756
Total non-current liabilities	2,949	2,440	7,940	(203)	13,126
Total liabilities	7,417	2,629	8,961	(210)	18,797
3.625% Preferred Stock	—	—	249	—	249
Stockholders’ Equity	14,614	2,479	7,486	(16,910)	7,669
Total Liabilities and Stockholders’ Equity	$22,031	$5,108	$16,696	$(17,120)	$26,715

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net income	$106	$4	$361	$(110)	$361
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(21)	15	(93)	99	—
Depreciation and amortization	402	18	7	—	427
Provision for bad debts	20	—	—	—	20
Amortization of nuclear fuel	20	—	—	—	20
Amortization of financing costs and debt discount/premiums	—	3	13	—	16
Loss on debt extinguishment	—	—	26	—	26
Amortization of intangibles and out-of market commodity contracts	92	—	—	—	92
Amortization of unearned equity compensation	—	—	14	—	14
Changes in deferred income taxes and liability for uncertain tax benefits	111	3	(862)	—	(748)
Changes in nuclear decommissioning trust liability	13	—	—	—	13
Changes in derivative instruments	(167)	1	—	—	(166)
Changes in collateral deposits supporting energy risk management activities	67	2	—	—	69
Impairment charge on investment	481	—	—	—	481
Cash (used)/provided by changes in other working capital	(273)	7	(57)	7	(316)
Net Cash Provided/(Used) by Operating Activities	851	53	(591)	(4)	309
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(869)	(14)	(352)	1,235	—
Acquisition of business, net of cash acquired	—	(68)	—	—	(68)
Capital expenditures	(197)	(599)	(43)	—	(839)
Increase in restricted cash, net	(1)	(41)	—	—	(42)
Increase in restricted cash - U.S. DOE projects	—	—	(70)	—	(70)
Decrease in notes receivable	—	20	—	—	20
Investments in nuclear decommissioning trust fund securities	(165)	—	—	—	(165)
Proceeds from sales of nuclear decommissioning trust fund securities	152	—	—	—	152
Other	(7)	(30)	(10)	—	(47)
Net Cash (Used)/Provided by Investing Activities	(1,087)	(732)	(475)	1,235	(1,059)
Cash Flows from Financing Activities
Proceeds from intercompany loans	38	314	883	(1,235)	—
Payment of dividends to preferred stockholders	—	—	(5)	—	(5)
Payment of intercompany dividends	—	(4)	—	4	—
Payment for treasury stock	—	—	(130)	—	(130)
Net payment for settlement of acquired derivatives that include financing elements	(46)	—	—	—	(46)
Proceeds from issuance of long-term debt	96	502	3,200	—	3,798
Increase in restricted cash supporting funded letter of credit	—	(1)	—	—	(1)
Proceeds from issuance of common stock	—	—	1	—	1
Payment of debt issuance and hedging costs	—	(18)	(34)	—	(52)
Payments for short and long-term debt	—	(71)	(3,762)	—	(3,833)
Net Cash Provided/(Used) by Financing Activities	88	722	153	(1,231)	(268)
Effect of exchange rate changes on cash and cash equivalents	—	6	—	—	6
Net (Decrease)/Increase in Cash and Cash Equivalents	(148)	49	(913)	—	(1,012)
Cash and Cash Equivalents at Beginning of Period	168	111	2,672	—	2,951
Cash and Cash Equivalents at End of Period	$20	$160	$1,759	$—	$1,939

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2012, and 2011. Also refer to NRG's Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section which provides a description of NRG's business segments; Strategy section; Business Environment section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section. As described in Note 12, Segment Reporting, NRG updated its segment structure to reflect how management currently makes its financial decisions and allocates resources, based on the Retail businesses, conventional power generation, alternative energy businesses and corporate activities.
The discussion and analysis below has been organized as follows:

•	Executive summary, including introduction and overview, business strategy, and changes to the business environment during the period including environmental and regulatory matters;

•	Results of operations;

•	Financial condition, addressing liquidity position, sources and uses of liquidity, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Known trends that may affect NRG’s results of operations and financial condition in the future.

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

Pending Acquisition

On July 20, 2012, the Company entered into an agreement, or the Merger Agreement, to acquire GenOn Energy, Inc., or GenOn.  GenOn, a generator of wholesale electricity, has baseload, intermediate and peaking power generation facilities using coal, natural gas and oil, totaling approximately 22,700 MW.  The Company will issue, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which will be paid in cash.  The acquisition is expected to close by the first quarter of 2013.

The Merger Agreement contains customary representations, warranties and covenants of NRG and GenOn, including, among others, covenants (a) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and completion of the merger, (b) not to engage in certain material transactions during the interim period except with the consent of the other party, (c) that NRG will convene and hold a meeting of its stockholders to consider and vote upon the approval of the issuance of NRG common stock in the merger and the approval and adoption of the charter amendment to allow the size of NRG's Board of Directors to be increased to16 members in connection with the closing, (d) that GenOn will convene and hold a meeting of its stockholders to consider and vote upon the adoption of the Merger Agreement, and (e) that the parties use their respective reasonable best efforts to take all actions necessary to obtain all governmental and regulatory approvals and consents.

The combined company, which will retain the name NRG Energy, Inc., will become the largest competitive power generation company in the United States with approximately 47,000 MW of fossil fuel, nuclear, solar and wind capacity across the merit order in major competitive energy markets across the United States. In 2011, the combined fleet generated approximately 105 terawatt-hours of electricity. Expected synergies include cost and operational efficiency synergies, interest savings, reduced liquidity and collateral requirements, and a greater operational scale, which will enhance the combined company's ability to revitalize its generation fleet and optimize portfolio value.

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

On February 16, 2012, the U.S. EPA finalized MATS, to control emissions of hazardous air pollutants from coal and oil fired electric generating units. Requirements include meeting the standards for mercury, acid gases, and certain metals (such as particulate matter) by April 16, 2015 on a plant wide basis with the potential for a one year extension. In April 2012, the rule was challenged on a number of issues by some states and industrial representatives. The appeal will be heard before the D.C. Circuit. NRG does not anticipate any plant impairments or capital expenditures beyond the current environmental capital expenditures schedule.

The U.S. EPA published the proposed New Source Performance Standards, or NSPS, for GHGs on April 13, 2012. The new standard, 1,000 tons of CO2 per MWh gross, applies only to new electric generating units greater than 25 MW and provides averaging options for new units expected to install carbon capture. An exclusion for existing units minimizes the impact to NRG's coal plants.

On July 3, 2012, the EPA finalized the continued use of modified trigger levels through 2016 for GHG emissions in the Tailoring Rule. This rule maintains the current level at which projects must be permitted. While most repowering projects still trigger the permitting, the higher limit provides relief to smaller projects like the installation of back-end controls to meet other regulations.

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

Texas Region

NRC Task Force Report — On March 11, 2012, the NRC issued Tier 1 requirements in response to the Near-Term Task Force report. Specifically, the NRC issued rules governing installation of spent fuel pool instrumentation and established mitigation strategies for beyond-design-basis external events. Additionally, the NRC issued requests for information regarding the re-evaluation of seismic and flooding hazards and the development of staffing strategies necessary for responding to an extended station blackout multi-unit event. The Company has submitted the required contingency plans and the NRC accepted the proposals. The Company anticipates being able to comply in a timely manner with all announced requirements.

ERCOT System-Wide Offer Caps — At its June 26, 2012, meeting, the PUCT approved an amendment to raise the ERCOT system-wide energy and ancillary service offer cap from $3,000 to $4,500 per MWh beginning August 1, 2012.  A second proposed PUCT rule change is pending that would raise the system-wide offer cap on June 1, 2013 to $5,000 per MWh, escalating to $9,000 per MWh on June 1, 2015. The PUCT is expected to take action on this second proposed rule at its September 28, 2012 meeting.  The ERCOT ISO is expected to shift the Power Balance Penalty Curve, or PBPC, to match these offer cap levels.  An increase in the cap on electricity prices could have a material impact on NRG's retail and wholesale operations. This is expected to be overall positive to NRG as it will potentially result in increased wholesale revenues.

Over the past several months, ERCOT has implemented a number of measures intended to ensure that real-time energy prices accurately reflect supply scarcity conditions. Specific changes include requiring that energy from reliability services (such as responsive reserves and reliability unit commitments) be offered at the system-wide offer cap, implementing floor prices during the deployment of non-spinning reserve services, and shifting 500 MWs of non-spinning reserves to responsive reserves procurement by the ISO.

On June 1, 2012, the Brattle Group issued an ERCOT sponsored report on resource adequacy. The Brattle Report recommends the adoption of a $9,000 ERCOT system-wide offer cap, along with other broader market design recommendations designed to incent investment in ERCOT generation.  The PUCT has initiated a new proceeding to evaluate the recommendations.

ERCOT Voluntary Mitigation Plan — On June 18, 2012, NRG submitted a Voluntary Mitigation Plan, or VMP, which had been agreed to by PUCT Staff, and the ERCOT Independent Market Monitor. The VMP establishes a safe harbor for energy offers from NRG's units in ERCOT's real-time market.  The VMP was approved by the PUCT on July 13, 2012.

Northeast Region

New England
Forward Capacity Market — On January 19, 2012, the FERC issued an order largely denying rehearing of its prior decision addressing proposed amendments submitted by ISO New England Inc., or ISO-NE, to its Forward Capacity Market, or FCM, design, as well as two pending complaints. On March 16, 2012, the Company and other generators with interests in New England appealed the FERC's decision to the DC Circuit Court of Appeals. Briefing is currently underway.

New York
New Financial Reporting Rules in New York — On March 23, 2012, the New York Public Service Commission, or NYPSC, issued an order addressing its policy of applying “lightened” regulation to wholesale generators. The order proposed to subject wholesale generators, which would include NRG entities operating in New York, to more stringent financial reporting rules, including a requirement for generators to make an annual submission of “receipts and expenditures” to the NYPSC. The NYPSC extended the date for comments on the proposed financial reporting forms to July 30, 2012.

Dunkirk Power LLC Reliability Service — On March 14, 2012, Dunkirk Power LLC, or Dunkirk Power, filed a notice with the New York Department of Public Service, or DPS, of its intent to mothball the Dunkirk Station no later than September 10, 2012.  The effects of the mothball on electric system reliability were reviewed by Niagara Mohawk Power Corporation, d/b/a National Grid, or NG.  As a result of those studies, NG determined that the mothball of the Dunkirk Station would have a negative impact on the reliability of the New York transmission system and that portions of the Dunkirk Station may be retained for reliability purposes via a non-market compensation arrangement.  On July 12, 2012, Dunkirk Power filed a Reliability Must Run, or RMR, agreement, with the FERC. On July 20, 2012, NG and Dunkirk Power agreed on the material terms for a bilateral reliability support services agreement and submitted those terms to the NYPSC for rate recovery in NG's rates. The parties have requested that the NYPSC approve the reliability services agreement at its next open meeting, currently scheduled for August 16, 2012. Pending approval of the reliability services agreement, Dunkirk Power has requested that the FERC defer consideration of its RMR agreement.

New York City Mitigation Order — On June 21, 2012, the FERC issued the first of two anticipated orders on the New York Independent System Operator's, or NYISO's, implementation of mitigation rules designed to prevent the exercise of buyer-side market power in the In-City capacity market. The order related primarily to the appropriate modeling assumptions that the NYISO should use in determining whether new entrants are subject to mitigation and, if so, what offer floor should apply to their capacity market bids. The FERC directed the NYISO to conduct its mitigation determinations using modeling parameters comparable to those used in the demand-curve reset process. The FERC also agreed with NRG and other generators that the NYISO needs to make its mitigation determination process more transparent and ordered appropriate changes. Finally, the FERC directed the NYISO IMM to provide a report on the effectiveness of the capacity market buyer-side market power mitigation program. The order did not rule on whether the NYISO had properly applied its mitigation rules to any specific market participant, instead deferring specific mitigation determinations to a future order in Docket No. EL11-50, which remains pending at the FERC.

Hudson Transfer Partners Capacity Market Mitigation Complaint — On August 3, 2012, Hudson Transfer Partners, or HTP, filed a complaint at FERC regarding the ability of its transmission cable from New Jersey to New York City to participate in the NYISO capacity markets.  HTP raises two primary allegations.  First, HTP alleges that the NYISO inappropriately determined that its capacity sales in the NYISO monthly spot capacity auction should be subject to a bid floor.  Second, HTP asserts that even if its mitigated bid does not clear the monthly spot auction, it should still receive separate reliability compensation because the emergency transfer capacity of its cable decreases the Statewide Installed Reserve Margin, providing the NYISO an alleged reliability benefit for which HTP believes it deserves compensation.  HTP's unmitigated entry into the NYISO market could have a material negative impact on NRG's existing fleet in New York City by decreasing capacity prices or by decreasing the locational capacity requirement in New York City.

CFTC — Dodd-Frank Act Developments

On July 11, 2012, the CFTC voted to adopt final rules for the definition of a “swap” and for the end-user exemption under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Company is reviewing these and other final and proposed rules that the CFTC, SEC and other federal regulators have issued or will issue under the Dodd-Frank Act, including, without limitation, position limit rules, margin rules and the definitions of “swap dealer” and “major swap participant.” The Company is also evaluating whether and how any of the rules may apply to its business. The Company does not expect that its commercial activity will result in its exceeding any position limits or its being designated as either a swap dealer or major swap participant. Major swap participants and swap dealers must comply with, among other things, margin, capital, reporting, business conduct and compliance requirements.

Changes in Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2012	2011	Change %	2012	2011	Change %
Operating Revenues
Energy revenue (a)	$543	$529	3%	$977	$1,127	(13)%
Capacity revenue (a)	189	183	3	363	368	(1)
Retail revenue	1,520	1,464	4	2,716	2,644	3
Mark-to-market for economic hedging activities	(121)	69	N/A	(81)	68	N/A
Contract amortization	(28)	(44)	36	(59)	(91)	35
Other revenues (b)	63	77	(18)	112	157	(29)
Total operating revenues	2,166	2,278	(5)	4,028	4,273	(6)
Operating Costs and Expenses
Generation cost of sales (a)	517	608	(15)	961	1,164	(17)
Retail cost of sales (a)	738	683	8	1,350	1,292	4
Mark-to-market for economic hedging activities	(261)	26	N/A	(56)	(108)	(48)
Contract and emissions credit amortization (c)	12	11	9	19	21	(10)
Other cost of operations	313	280	12	618	563	10
Total cost of operations	1,319	1,608	(18)	2,892	2,932	(1)
Depreciation and amortization	234	222	5	464	427	9
Selling, general and administrative	207	167	24	428	310	38
Development costs	9	12	(25)	17	21	(19)
Total operating costs and expenses	1,769	2,009	(12)	3,801	3,690	3
Operating Income	397	269	48	227	583	(61)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	12	17	22	10	120
Impairment charge on investment	—	(11)	(100)	(1)	(492)	(100)
Other income, net	2	3	(33)	4	8	(50)
Loss on debt extinguishment	—	(115)	(100)	—	(143)	(100)
Interest expense	(167)	(167)	—	(332)	(340)	(2)
Total other expense	(151)	(278)	(46)	(307)	(957)	(68)
Income/(Loss) before income tax expense	246	(9)	N/A	(80)	(374)	(79)
Income tax benefit	(13)	(630)	(98)	(133)	(735)	(82)
Net Income	259	621	(58)	53	361	(85)
Less: Net income attributable to noncontrolling interest	8	—	N/A	9	—	N/A
Net Income Attributable to NRG Energy, Inc.	$251	$621	(60)	$44	$361	(88)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.22	$4.31	(48)%	$2.48	$4.21	(41)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

(c)	Includes amortization of SO2 and NOx credits and excludes amortization of Regional Greenhouse Gas Initiative, or RGGI, credits.
N/A - Not Applicable

Management’s discussion of the results of operations for the three months ended June 30, 2012, and 2011

Income/(Loss) before income tax expense — The pre-tax income of $246 million for the three months ended June 30, 2012, compared to a pre-tax loss of $9 million for the three months ended June 30, 2011, primarily reflects:

•	in the current year, a $52 million increase in Retail gross margin, a $36 million increase in Conventional Generation gross margin and a $25 million increase in Alternative Energy gross margin; and

•	in the prior year, a $115 million loss on debt extinguishment of the 2016 Senior Notes.

Net income — The decrease in net income of $362 million primarily reflects the drivers discussed above offset by an income tax benefit for the three months ended June 30, 2012, of $13 million, which reflects the impact of the ITC for Agua Caliente, compared with an income tax benefit of $630 million in the comparable period, which reflects the resolution of the federal tax audit in June 2011 and the related recognition of previously uncertain tax benefits.

Conventional Generation gross margin

The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with the Retail businesses.

	Three months ended June 30, 2012
	Conventional Generation
(In millions except otherwise noted)	Texas	Northeast	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$620	$100	$129	$20	$18	$887	$39	$(383)	$543
Capacity revenue	19	70	61	31	18	199	—	(10)	189
Other revenue	12	3	—	3	65	83	—	(20)	63
Generation revenue	651	173	190	54	101	1,169	39	$(413)	$795
Generation cost of sales	(254)	(83)	(123)	(14)	(47)	(521)	—	$4	$(517)
Generation gross margin	$397	$90	$67	$40	$54	$648	$39

Business Metrics
MWh sold (in thousands)	12,551	1,606	4,551	384			490
MWh generated (in thousands)	10,527	1,247	3,996	384			490
Average on-peak market power prices ($/MWh) (a)(b)	$31.07	$38.15	$27.28	$28.48			N/A

	Three months ended June 30, 2011
	Conventional Generation
(In millions except otherwise noted)	Texas	Northeast	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$673	$145	$118	$4	$16	$956	$13	$(440)	$529
Capacity revenue	5	75	61	27	18	186	—	(3)	183
Other revenue	15	14	5	2	46	82	1	(6)	77
Generation revenue	693	234	184	33	80	1,224	14	$(449)	$789
Generation cost of sales	(321)	(128)	(114)	(3)	(46)	(612)	—	$4	$(608)
Generation gross margin	$372	$106	$70	$30	$34	$612	$14

Business Metrics
MWh sold (in thousands)	12,544	2,344	3,628	33			378
MWh generated (in thousands)	11,971	1,879	3,662	33			378
Average on-peak market power prices ($/MWh) (a)(b)	$41.07	$54.09	$40.81	$34.88			N/A

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

	Three months ended June 30,
Weather Metrics	Texas	Northeast	South Central	West
2012
CDDs (c)	1,092	163	613	120
HDDs (c)	30	687	201	476
2011
CDDs	1,183	164	653	68
HDDs	63	723	247	660
30 year average
CDDs	854	105	458	150
HDDs	83	841	299	556

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

Conventional Generation gross margin — increased by $36 million, including intercompany sales, during the three months ended June 30, 2012, compared to the same period in 2011, due to:

Increase in Texas region	$25
Decrease in Northeast region	(16)
Decrease in South Central region	(3)
Increase in West region	10
Other (a)	20
$36

(a)	Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.

The increase in gross margin in the Texas region was driven by:

Higher gross margin from a 9% increase in nuclear generation which related primarily to fewer outage hours in 2012 and includes business interruption proceeds received	$23
Higher revenue due to additional bi-lateral contracts with load serving entities	13
Lower gross margin from a decrease in average realized energy prices	(6)
Lower gross margin from a decrease in coal generation driven by higher outages in 2012	(5)
$25

The decrease in gross margin in the Northeast region was driven by:

Lower gross margin from coal plants due to a 22% decrease in average realized energy prices	$(10)
Lower gross margin from coal plants due to a 47% decrease in generation, resulting from the region's power generation switching from coal to gas plants	(4)
Higher gross margin from favorable pricing on certain load-serving contracts, as well as additional load contracts with our Retail businesses	9
Decrease in unrealized trading activities and other	(11)
$(16)

The decrease in gross margin in the South Central region was driven by:

Higher gross margin from higher utilization of gas generation due to lower gas prices and higher overall sales volumes	$52
Lower gross margin from a decrease in coal generation, as a result of lower gas prices	(18)
Lower gross margin from a decrease in average realized prices	(31)
Other	(6)
$(3)

The increase in gross margin in the West region was driven by:

Higher gross margin from increased run time at Encina driven by competitor's plant outages in the region	$6
Higher capacity margin due to the recognition of contingent rent for Long Beach	5
Other	(1)
$10

Retail gross margin

The following is a detailed discussion of retail gross margin for NRG's Retail business segment.

Selected Income Statement Data

	Three months ended June 30,
(In millions except otherwise noted)	2012	2011
Operating Revenues
Mass revenues	$971	$895
Commercial and Industrial revenues	511	534
Supply management revenues	39	37
Retail operating revenues (a)(b)	1,521	1,466
Retail cost of sales (c)	1,127	1,124
Retail gross margin	$394	$342

Business Metrics
Electricity sales volume — GWh
Mass	7,856	7,091
Commercial and Industrial (d)	7,452	7,316
Electricity sales volume — GWh
Texas	14,104	14,192
All other regions	1,204	215
Average retail customers count (in thousands, metered locations)
Mass (e)	2,021	1,746
Commercial and Industrial (d)	102	84
Retail customers count (in thousands, metered locations)
Mass (e)	2,025	1,759
Commercial and Industrial (d)	105	85

Weather Metrics
CDDs (f)	1,249	1,315
HDDs (f)	5	27

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner customers.

(b)	Includes intercompany sales of $1 million and $2 million, respectively, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $389 million and $441 million, respectively.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner customers.

(f)	The CDDs/HDDs amounts are representative of the Coast and North Central Zones within the ERCOT market in which Retail serves its customer base.

•	Retail gross margin — Retail gross margin increased $52 million for the three months ended June 30, 2012, compared to the same period in 2011, driven by:

Acquisition of Energy Plus in September 2011	$35
Increase in usage and customer count	15
Increase from lower supply costs driven by lower natural gas prices, offset partially by lower revenues due to lower pricing on acquisitions and renewals consistent with competitive offers and lower rates on index-based customer	8
Unfavorable impact of lower volume from warmer weather in Texas in 2011	(6)
$52

•
Trends — Customer counts increased by approximately 30,000 since March 31, 2012, which was primarily due to expansion into new territories and marketing efforts. While cooling and heating degree days in both periods resulted in higher than normal customer usage, weather in 2011 was warmer than in 2012. The weather resulted in higher customer usage of 8% and 11% in 2012 and 2011, respectively, when compared to ten-year normal weather. In addition, there were increases in Texas in Transmission and Distribution Service Provider rates that will remain in effect for several years. These costs are passed through to Retail customers.

Alternative Energy gross margin

NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses, had gross margin of $39 million for the three months ended June 30, 2012, compared to gross margin of $14 million for the same period in 2011. The increase in gross margin primarily resulted in the addition of the Roadrunner facility, which began commercial operations in late 2011, the addition of the first six blocks of Agua Caliente, which reached commercial operations in the first six months of 2012, and an increase in gross margin from Distributed Solar.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results increased by $97 million during the three months ended June 30, 2012, compared to the same period in 2011.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended June 30, 2012
	Retail	Texas	Northeast	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(140)	$3	$11	$1	$—	$22	$(104)
Net unrealized (losses)/gains on open positions related to economic hedges	(18)	(384)	—	4	1	(3)	383	(17)
Total mark-to-market (losses)/gains in operating revenues	$(19)	$(524)	$3	$15	$2	$(3)	$405	$(121)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$86	$3	$3	$—	$—	$—	$(22)	$70
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	6	—	—	—	—	—	—	6
Net unrealized gains/(losses) on open positions related to economic hedges	583	(8)	2	(9)	—	—	(383)	185
Total mark-to-market gains/(losses) in operating costs and expenses	$675	$(5)	$5	$(9)	$—	$—	$(405)	$261

(a)	Represents the elimination of the intercompany activity between the Retail businesses and the Conventional Generation regions and Alternative Energy.

	Three months ended June 30, 2011
	Retail	Texas	Northeast	South Central	West	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(10)	$3	$7	$(1)	$12	$10
Net unrealized gains/(losses) on open positions related to economic hedges	5	126	9	(8)	4	(77)	59
Total mark-to-market gains/(losses) in operating revenues	$4	$116	$12	$(1)	$3	$(65)	$69
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$27	$1	$(2)	$—	$—	$(12)	$14
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	30	—	—	—	—	—	30
Net unrealized (losses)/gains on open positions related to economic hedges	(157)	6	1	3	—	77	(70)
Total mark-to-market (losses)/gains in operating costs and expenses	$(100)	$7	$(1)	$3	$—	$65	$(26)

(a)	Represents the elimination of the intercompany activity between the Retail businesses and the Conventional Generation regions.

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the three months ended June 30, 2012, the net gains on open positions were due to increases in forward natural gas and power prices and increases in ERCOT heat rates.

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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended June 30, 2012, and 2011. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Three months ended June 30,
(In millions)	2012	2011
Trading gains
Realized	$20	$18
Unrealized	8	22
Total trading gains	$28	$40

Contract Amortization Revenue

Contract amortization represents the roll-off of in-market customer contracts valued under purchase accounting and the favorable change of $16 million as compared to the prior period in 2011 related primarily to lower contract amortization for Reliant Energy and Green Mountain Energy of $11 million and $5 million, respectively.

Other Operating Costs

	Retail	Texas	Northeast	South Central	West	Other	Alternative Energy	Eliminations/Corporate	Total
	(In millions)
Three months ended June 30, 2012	$60	$133	$58	$31	$17	$30	$6	$(22)	$313
Three months ended June 30, 2011	$53	$121	$48	$24	$18	$18	$4	$(6)	$280

Other operating costs increased by $33 million for the three months ended June 30, 2012, compared to the same period in 2011, due to:

Increase in Texas region operations and maintenance expense	$12
Increase in Retail operations and maintenance expense	6
Increase in South Central region operations and maintenance expense	7
Increase in property tax expense	13
Other	(5)
$33

◦	Texas operations and maintenance — increased primarily due to maintenance spending and outage work in 2012 at S.R. Bertron to return two units to service.

◦	Retail operations and maintenance expense — increased primarily due to the acquisition of Energy Plus in September 2011 as well as increased customer billing costs from an increase in customer counts.

◦	South Central operations and maintenance expense — increased due to the 2012 spring outage at Big Cajun 2 which did not occur in 2011.

◦
Property tax expense — increased primarily for the Northeast region due to a reduction in property tax benefit from the New York State Empire Zone program. The reduction reflects the criteria in determining the amount of the tax credit and the annual reduction of 20% beginning in 2012 until the expiration of the program in 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $12 million for the three months ended June 30, 2012, compared to the same period in 2011. This was primarily due to additional depreciation related to solar facilities which commenced commercial operations in late 2011 and early 2012, as well as the amortization of the intangibles acquired in connection with the acquisition of Energy Plus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $40 million for the three months ended June 30, 2012, compared to the same period in 2011, which was due primarily to the following:

◦Selling, general and administrative costs of $18 million for Energy Plus which was acquired in September 2011;

◦	Increase in marketing costs of $12 million associated with customer growth efforts and new market expansion by corporate and the Retail businesses; and

◦Increase in labor costs of $3 million for additional solar projects and acquired Distributed Solar businesses.

Equity in Earnings of Unconsolidated Affiliates

NRG's equity earnings from unconsolidated affiliates were $14 million for the three months ended June 30, 2012, compared to $12 million for the same period in 2011 primarily due to an increase in the earnings from GenConn, as the Middletown facility commenced commercial operations in June 2011.

Impairment Charge on Investment

As discussed in more detail in Note 4, Nuclear Innovation North America LLC Developments, Including Impairment Charge, of the Company's 2011 Form 10-K, the devastating March 2011 earthquake and tsunami in Japan, which in turn triggered a nuclear incident at the Fukushima Daiichi Nuclear Power Station, caused NRG to evaluate its investment in NINA for impairment. Consequently, NRG deconsolidated its investment in NINA and took an impairment charge in the first quarter of 2011 equal to the balance of its investment in NINA, or $481 million. To support NINA's ongoing work, NRG contributed an additional $11 million into NINA during the three months ended June 30, 2011, which NRG also expensed as an impairment charge.

Loss on Debt Extinguishment

A loss on debt extinguishment of the 2016 Senior Notes of $115 million was recorded in the three months ended June 30, 2011, which primarily consisted of the premiums paid on redemption and the write-off of previously deferred financing costs.

Interest Expense

NRG's interest expense was flat compared to the same period in 2011 due to the following:

Increase/(decrease) in interest expense	(In millions)
Decrease for 2016 Senior Notes redeemed in May and June 2011	$(30)
Decrease for capitalized interest	(28)
Increase for 2019 and 2021 Senior Notes issued in May 2011	22
Increase for project financings	14
Increase in derivative interest expense primarily for the Alpine interest rate swaps	14
Increase in amortization of deferred financing costs and other interest expense	8
Total	$—

Income Tax Benefit

For the three months ended June 30, 2012, NRG recorded an income tax benefit of $13 million on pre-tax income of $246 million. For the same period in 2011, NRG recorded an income tax benefit of $630 million on a pre-tax loss of $9 million. The effective tax rate was (5.3)% and 7000.0% for the three months ended June 30, 2012, and 2011, respectively.

For the three months ended June 30, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona, the settlement of the Green Mountain IRS audit as well as the reduction in the valuation allowance.

For the three months ended June 30, 2011, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to a benefit of $612 million resulting from the resolution of the federal tax audit. The benefit is predominantly due to the recognition of previously uncertain tax benefits that were effectively settled upon audit in June 2011 and that were mainly composed of net operating losses of $536 million which has been classified as capital loss carryforwards for financial statement purposes. In addition, a valuation allowance net decrease of $40 million increased the effective tax rate.

Management’s discussion of the results of operations for the six months ended June 30, 2012, and 2011

Loss before income tax expense — The pre-tax loss of $80 million for the six months ended June 30, 2012, compared to a pre-tax loss of $374 million for the six months ended June 30, 2011, primarily reflects:

•	in the current year, a decrease in operating income of $356 million as compared to the prior year period, which reflects:

◦	a decrease in net mark-to-market results for economic hedging activities of $201 million; and

◦	a $37 million decrease in Conventional Generation gross margin driven primarily by planned and unplanned outages, lower gas prices and lower economic dispatch; and

◦	increased operating costs of $206 million including operations and maintenance expense, depreciation and amortization and selling, general and administrative costs.

•	offset in the prior year by:

◦a $492 million loss on the impairment of NRG's investment in NINA, and

◦a $143 million loss on the extinguishment of the 2014 Senior Notes and the 2016 Senior Notes.

Net income — The decrease in net income of $308 million primarily reflects the drivers discussed above offset by an income tax benefit for the six months ended June 30, 2012, of $133 million, which reflects the impact of the ITC for Agua Caliente, compared with an income tax benefit of $735 million in the comparable period, which reflects the resolution of the federal tax audit in June 2011 and the related recognition of previously uncertain tax benefits.

Conventional Generation gross margin

The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with the Retail businesses.

	Six months ended June 30, 2012
	Conventional Generation
(In millions except otherwise noted)	Texas	Northeast	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$1,099	$187	$240	$42	$34	$1,602	$58	$(683)	$977
Capacity revenue	37	127	122	60	35	381	—	(18)	363
Other revenue	20	9	(4)	—	126	151	1	(40)	112
Generation revenue	1,156	323	358	102	195	2,134	59	$(741)	$1,452
Generation cost of sales	(446)	(165)	(237)	(28)	(93)	(969)	—	$8	$(961)
Generation gross margin	$710	$158	$121	$74	$102	$1,165	$59

Business Metrics
MWh sold (in thousands)	20,875	2,902	8,678	755			915
MWh generated (in thousands)	16,847	2,147	8,259	755			915
Average on-peak market power prices ($/MWh) (a)(b)	$28.19	$37.01	$25.85	$27.85			N/A

	Six months ended June 30, 2011
	Conventional Generation
(In millions except otherwise noted)	Texas	Northeast	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$1,267	$296	$230	$9	$30	$1,832	$22	$(727)	$1,127
Capacity revenue	10	149	122	56	36	373	—	(5)	368
Other revenue	45	13	8	5	98	169	1	(13)	157
Generation revenue	1,322	458	360	70	164	2,374	23	$(745)	$1,652
Generation cost of sales	(564)	(273)	(235)	(5)	(95)	(1,172)	—	$8	$(1,164)
Generation gross margin	$758	$185	$125	$65	$69	$1,202	$23

Business Metrics
MWh sold (in thousands)	23,628	4,902	7,474	55			663
MWh generated (in thousands)	22,358	3,911	7,659	55			663
Average on-peak market power prices ($/MWh) (a)(b)	$45.77	$56.00	$36.99	$35.12			N/A

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

	Six months ended June 30,
Weather Metrics	Texas	Northeast	South Central	West
2012
CDDs (c)	1,249	163	665	120
HDDs (c)	816	3,196	1,522	1,892
2011
CDDs	1,320	164	662	70
HDDs	1,171	3,892	2,113	2,141
30 year average
CDDs	949	105	489	157
HDDs	1,215	3,968	2,213	1,990

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

Conventional Generation gross margin — decreased by $37 million, including intercompany sales, during the six months ended June 30, 2012, compared to the same period in 2011, due to:

Decrease in Texas region	$(48)
Decrease in Northeast region	(27)
Decrease in South Central region	(4)
Increase in West region	9
Other (a)	33
$(37)

(a)	Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.

The decrease in gross margin in the Texas region was driven by:

Lower gross margin from a decrease in coal generation driven by higher outage hours in 2012	$(34)
Higher revenue due to additional bi-lateral contracts with load serving entities	27
Lower gross margin driven by lower average realized energy prices	(26)
Decrease in unrealized trading activities and other	(15)
$(48)

The decrease in gross margin in the Northeast region was driven by:

Lower gross margin from coal plants due to a 19% decrease in realized energy prices	$(16)
Lower gross margin from coal plants due to a 56% decrease in generation, resulting from the region's power generation switching from coal to gas plants	(15)
Lower capacity revenue due to 11% lower realized prices, due mainly to lower cleared auction prices in PJM, and slightly lower volumes.	(19)
Higher gross margin from favorable pricing on certain load-serving contracts, as well as additional load contracts with our Retail businesses	28
Other	(5)
$(27)

The decrease in gross margin in the South Central region was driven by:

Higher gross margin from higher utilization of gas generation due to lower gas prices and higher overall sales volumes	$91
Lower gross margin from a decrease in coal generation as a result of lower gas prices	(37)
Lower gross margin from a decrease in average realized merchant prices	(41)
Change in unrealized trading activities and other	(17)
$(4)

The increase in gross margin in the West region was driven by:

Higher gross margin from increased run time at Encina driven by competitor's plant outages in the region	$12
Higher capacity margin due to the recognition of contingent rent for Long Beach	5
Decrease in unrealized trading activities and other	(8)
$9

Retail gross margin

The following is a detailed discussion of retail gross margin for NRG's Retail business segment.

Selected Income Statement Data

	Six months ended June 30,
(In millions except otherwise noted)	2012	2011
Operating Revenues
Mass revenues	$1,701	$1,597
Commercial and Industrial revenues	952	983
Supply management revenues	65	66
Retail operating revenues (a)(b)	2,718	2,646
Retail cost of sales (c)	2,044	2,019
Retail gross margin	$674	$627

Business Metrics
Electricity sales volume — GWh
Mass	13,463	12,469
Commercial and Industrial (d)	13,964	13,507
Electricity sales volume — GWh
Texas	25,210	25,664
All other regions	2,217	312
Average retail customers count (in thousands, metered locations)
Mass (e)	2,005	1,737
Commercial and Industrial (d)	99	81
Retail customers count (in thousands, metered locations)
Mass (e)	2,025	1,759
Commercial and Industrial (d)	105	85

Weather Metrics
CDDs (d)	1,449	1,466
HDDs (d)	595	987

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner customers.

(b)	Includes intercompany sales of $2 million and $2 million, respectively, representing sales from Retail to the Texas region .

(c)	Includes intercompany purchases of $694 million and $727 million, respectively.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner customers.

(f)	The CDDs/HDDs amounts are representative of the Coast and North Central Zones within the ERCOT market in which Retail serves its customer base.

•	Retail gross margin — Retail gross margin increased $47 million for the six months ended June 30, 2012, compared to the same period in 2011, driven by:

Acquisition of Energy Plus in September 2011	$64
Unfavorable impact of lower volume from mild winter weather in Texas in 2012, as well as increased risk management activities in the first quarter of 2012	(29)
Increase in usage and customer count	20
Decrease from lower revenues due to lower pricing on acquisitions and renewals consistent with competitive offers and lower rates on index-based customers, partially offset by lower supply costs due to lower natural gas prices	(8)
$47

•
Trends — Customer counts increased by approximately 61,000 since December 31, 2011, which was primarily due to expansion into new territories and marketing efforts. While cooling and heating degree days in both periods resulted in higher than normal customer usage, weather in 2012 was milder than in 2011. The weather resulted in higher customer usage of 5% and 12% in 2012 and 2011, respectively, when compared to ten-year normal weather. In addition, there were increases in Texas in Transmission and Distribution Service Provider rates that will remain in effect for several years. These costs are passed through to Retail customers.

Alternative Energy gross margin

NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses, had gross margin of $59 million for the six months ended June 30, 2012, compared to gross margin of $23 million for the same period in 2011. The increase in gross margin primarily resulted in the addition of the Roadrunner facility, which began commercial operations in late 2011, the addition of the first six blocks of Agua Caliente, which reached commercial operations in the first six months of 2012, and an increase in gross margin from Distributed Solar.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $201 million during the six months ended June 30, 2012, compared to the same period in 2011.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Six months ended June 30, 2012
	Retail	Texas	Northeast	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(3)	$(328)	$1	$21	$2	$—	$84	$(223)
Net unrealized (losses)/gains on open positions related to economic hedges	(12)	(243)	—	(5)	(6)	(1)	409	142
Total mark-to-market (losses)/gains in operating revenues	$(15)	$(571)	$1	$16	$(4)	$(1)	$493	$(81)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$215	$9	$6	$2	$—	$—	$(84)	$148
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	20	—	—	—	—	—	—	20
Net unrealized gains/(losses) on open positions related to economic hedges	407	(56)	(11)	(43)	—	—	(409)	(112)
Total mark-to-market gains/(losses) in operating costs and expenses	$642	$(47)	$(5)	$(41)	$—	$—	$(493)	$56

(a)	Represents the elimination of the intercompany activity between the Retail businesses and the Conventional Generation regions and Alternative Energy.

	Six months ended June 30, 2011
	Retail	Texas	Northeast	South Central	West	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(69)	$11	$13	$(1)	$50	$3
Net unrealized gains/(losses) on open positions related to economic hedges	3	79	3	(6)	8	(22)	65
Total mark-to-market gains/(losses) in operating revenues	$2	$10	$14	$7	$7	$28	$68
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$72	$2	$(4)	$(1)	$—	$(50)	$19
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	71	—	—	—	—	—	71
Net unrealized (losses)/gains on open positions related to economic hedges	(32)	16	4	8	—	22	18
Total mark-to-market gains/(losses) in operating costs and expenses	$111	$18	$—	$7	$—	$(28)	$108

(a)	Represents the elimination of the intercompany activity between the Retail businesses and the Conventional Generation regions.

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

For the six months ended June 30, 2012, the net gains on open positions were due to an increase in ERCOT heat rates offset by decreases in forward natural gas, power and coal prices.

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

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the six months ended June 30, 2012, and 2011. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Six months ended June 30,
(In millions)	2012	2011
Trading gains
Realized	$31	$15
Unrealized	6	36
Total trading gains	$37	$51

Contract Amortization Revenue

Contract amortization represents the roll-off of in-market customer contracts valued under purchase accounting and the favorable change of $32 million, as compared to the prior period in 2011, related primarily to lower contract amortization of $23 million and $10 million for Reliant Energy and Green Mountain Energy, respectively.

Other Operating Costs

	Retail	Texas	Northeast	South Central	West	Other	Alternative Energy	Eliminations/Corporate	Total
	(In millions)
Six months ended June 30, 2012	$117	$277	$111	$51	$31	$57	$11	$(37)	$618
Six months ended June 30, 2011	$100	$243	$107	$43	$36	$35	$7	$(8)	$563

Other operating costs increased by $55 million for the six months ended June 30, 2012, compared to the same period in 2011, due to:

Increase in Texas region operations and maintenance expense	$35
Increase in Retail operations and maintenance expense	15
Increase in South Central region operations and maintenance expense	7
Decrease in Northeast region operations and maintenance expense	(7)
Decrease in West region operations and maintenance expense	(5)
Increase in property tax expense	15
Other	(5)
$55

◦
Texas operations and maintenance — increased primarily due to maintenance spending and outage work in 2012 at S.R. Bertron to return two units to service, as well as timing of planned and unplanned outages in the region.

◦
Retail operations and maintenance expense — increased $8 million due to the acquisition of Energy Plus in September 2011 and increased due to additional customer billing costs from an increase in customer counts.

◦	South Central region operations and maintenance expense — increased due to the 2012 spring outage at Big Cajun 2 which did not occur in 2011.

◦	Northeast operations and maintenance expense — decreased in part because the prior year reflects incremental costs associated with headcount reductions.

◦	West operations and maintenance expense — decreased due to additional work in 2011 at Long Beach due to a compressor outage.

◦
Property tax expense — increased primarily for $11 million in the Northeast region due to a reduction in property tax benefit from the New York State Empire Zone program. The reduction reflects the criteria in determining the amount of the tax credit and the annual reduction of 20% beginning in 2012 until the expiration of the program in 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $37 million for the six months ended June 30, 2012, compared to the same period in 2011. This was primarily due to additional depreciation related to solar facilities which commenced commercial operations in late 2011 and early 2012, as well as the amortization of the intangibles acquired in connection with the acquisition of Energy Plus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $118 million for the six months ended June 30, 2012, compared to the same period in 2011, which was due primarily to the following:

◦Selling, general and administrative costs of $38 million for Energy Plus which was acquired in September 2011;
◦Expected cash payment related to the CDWR settlement of $20 million expensed during the period;
◦Transaction costs of $9 million associated with the sale of 49% of Agua Caliente;

◦	Increase in marketing costs of $23 million associated with customer growth efforts and new market expansion by corporate and the Retail businesses; and
◦Increase in labor costs of $6 million for additional solar projects and acquired Distributed Solar businesses.

Equity in Earnings of Unconsolidated Affiliates

NRG's equity earnings from unconsolidated affiliates were $22 million for the six months ended June 30, 2012, compared to $10 million for the same period in 2011 primarily due to an increase in the earnings from Sherbino driven by favorable valuation of hedged positions and an increase in earnings from GenConn as the Middletown facility reached commercial operations in June 2011.

Impairment Charge on Investment

As discussed in more detail in Note 4, Nuclear Innovation North America LLC Developments, Including Impairment Charge, of the Company's 2011 Form 10-K, the March 2011 earthquake and tsunami in Japan, which in turn triggered a nuclear incident at the Fukushima Daiichi Nuclear Power Station, caused NRG to evaluate its investment in NINA for impairment. Consequently, NRG recorded an impairment charge of $492 million in the six months ended June 30, 2011.

Loss on Debt Extinguishment

A loss on debt extinguishment of the 2014 Senior Notes and the 2016 Senior Notes of $143 million was recorded in the six months ended June 30, 2011, which primarily consisted of the premiums paid on redemption and the write-off of previously deferred financing costs.

Interest Expense

NRG's interest expense decreased by $8 million for the six months ended June 30, 2012, compared to the same period in 2011 due to the following:

Increase/(decrease) in interest expense	(In millions)
Decrease for 2016 Senior Notes redeemed in May and June 2011	$(74)
Increase for 2019 and 2021 Senior Notes issued in May 2011	61
Decrease for capitalized interest	(33)
Increase for project financings	26
Increase in derivative interest expense primarily for the Alpine interest rate swaps	15
Decrease for 2014 Senior Notes redeemed in January and February 2011	(8)
Increase for 2018 Senior Notes issued in January 2011	6
Other	(1)
Total	$(8)

Income Tax Benefit

For the six months ended June 30, 2012, NRG recorded an income tax benefit of $133 million on a pre-tax loss of $80 million. For the same period in 2011, NRG recorded an income tax benefit of $735 million on a pre-tax loss of $374 million. The effective tax rate was 166.3% and 196.5% for the six months ended June 30, 2012, and 2011, respectively.

For the six months ended June 30, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona.

For the six months ended June 30, 2011, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due a benefit of $612 million resulting from the resolution of the federal tax audit. The benefit is predominantly due to the recognition of previously uncertain tax benefits that were effectively settled upon audit in June 2011 and that were mainly composed of net operating losses of $536 million which has been classified as capital loss carryforwards for financial statement purposes. In addition, a valuation allowance net decrease of $23 million increased the effective tax rate.

Liquidity and Capital Resources

Liquidity Position

As of June 30, 2012, and December 31, 2011, NRG's liquidity, excluding collateral received, was approximately $2.4 billion and $2.1 billion, respectively, comprised of the following:

(In millions)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$1,149	$1,105
Funds deposited by counterparties	135	258
Restricted cash	208	292
Total	1,492	1,655
2011 Revolving Credit Facility availability	1,049	673
Total liquidity	2,541	2,328
Less: Funds deposited as collateral by hedge counterparties	(135)	(258)
Total liquidity, excluding collateral received	$2,406	$2,070

For the six months ended June 30, 2012, total liquidity, excluding collateral received, increased by $336 million due to higher 2011 Revolving Credit Facility availability, offset by lower restricted cash balances. The increase in the 2011 Revolving Credit Facility availability was primarily due to a $304 million reduction in letters of credit due to the sale of a 49% interest in Agua Caliente in January 2012 to MidAmerican, and the addition of the NRG Repowering credit facility in January 2012 as discussed in Note 8, Debt and Capital Leases, to this Form 10-Q. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents and funds deposited by counterparties at June 30, 2012 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.

Included in restricted cash is $75 million of cash and cash equivalents held in controlled accounts as collateral to support the Company's equity funding obligations for the Ivanpah, Agua Caliente, and CVSR projects, as required by the U.S. DOE, which guarantees the Agua Caliente, Ivanpah, and CVSR debt. This collateral can be replaced, at the Company's discretion, with a letter of credit in order to utilize such cash for other purposes. The Company's total liquidity excluding such amounts is $2.3 billion.

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

The Company's lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of June 30, 2012, in aggregate, the hedge portfolio under the lien was in-the-money.

The following table summarizes the amount of MWs hedged against the Company's baseload assets and as a percentage relative to the Company's baseload capacity under the first lien structure as of June 30, 2012:

Equivalent Net Sales Secured by First Lien Structure (a)	2012	2013	2014	2015	2016
In MW (b)	1,449	1,657	1,516	519	593
As a percentage of total net baseload capacity (c)	21%	24%	23%	8%	9%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2012 MW value consists of August through December positions only.

(c)	Net baseload capacity under the first lien structure represents 80% of the Company’s total baseload assets.

USES OF LIQUIDITY

The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) commercial operations activities; (ii) debt service obligations; (iii) capital expenditures, including repowering and renewable development, and environmental; and (iv) corporate financial transactions including return of capital and dividend payments to stockholders.

Commercial Operations

NRG's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of June 30, 2012, commercial operations had total cash collateral outstanding of $71 million, and $758 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions (includes a $51 million letter of credit relating to deposits at the PUCT that cover outstanding customer deposits and residential advance payments). As of June 30, 2012, total collateral held from counterparties was $135 million in cash, and $16 million of letters of credit.

Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG's credit ratings and general perception of its creditworthiness.

Capital Expenditures

The following tables and descriptions summarize the Company's capital expenditures, including accruals, for maintenance, environmental, and growth investments for the six months ended June 30, 2012, and the estimated capital expenditure and growth investments forecast for the remainder of 2012.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
Northeast	$4	$22	$—	$26
Texas	71	—	—	71
South Central	16	1	—	17
West	3	—	110	113
Other Conventional	2	—	12	14
Retail	8	—	—	8
Alternative Energy	—	—	1,889	1,889
Corporate	4	—	—	4
Total capital expenditures for the six months ended June 30, 2012	108	23	2,011	2,142
Accrual impact, net	(6)	7	(550)	(549)
Total cash capital expenditures for the six months ended June 30, 2012	102	30	1,461	1,593
Other investments (a)	—	—	(80)	(80)
Funding from debt financing, net of fees	—	(9)	(907)	(916)
Funding from third party equity partners	—	—	(149)	(149)
Total capital expenditures and investments, net	$102	$21	$325	$448

Estimated capital expenditures for the remainder of 2012	$157	$18	$2,211	$2,386
Other investments (a)	—	—	(179)	(179)
Funding from debt financing, net of fees	—	(33)	(1,748)	(1,781)
Funding from third party equity partners	—	—	(139)	(139)
NRG estimated capital expenditures for the remainder of 2012, net of financings	$157	$(15)	$145	$287

(a)	Other investments includes restricted cash activity and proceeds from cash grants.

•
Maintenance and Environmental capital expenditures — For the six months ended June 30, 2012, the Company's environmental capital expenditures included $22 million related to a project to install selective catalytic reduction systems, scrubbers and fabric filters on Indian River Unit 4. The system was operational at year-end 2011 and is undergoing performance testing.

•
Growth Investments capital expenditures — For the six months ended June 30, 2012, the Company's growth investment expenditures included $1,875 million for solar projects and $110 million for the Company's El Segundo project. In 2012, NRG will be continuing its efforts on the solar and El Segundo projects.

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

2012 Capital Allocation Program

On February 28, 2012, the Company announced its intention to initiate an annual common stock dividend of $0.36 per share. On July 22, 2012, NRG announced a quarterly dividend on the Company's common stock of $0.09 per share, payable August 15, 2012, to shareholders of record as of August 1, 2012. The Company also paid $72 million for open market repurchases of the Company's Senior Notes, due 2021, during the second quarter of 2012 at an average price of 98.58% of face value.

As part of the 2012 program, the Company plans to invest approximately $265 million in maintenance and environmental capital expenditures in existing assets, and approximately $470 million in solar and other projects under development.

Pending Acquisition

Under the terms of the Merger Agreement entered into on July 20, 2012, in connection with the pending acquisition, should NRG request it, GenOn will commence a “change of control” tender offer for specified GenOn debt, conditioned on the completion of the merger, or the Change in Control Offers. In addition, under the terms of the Merger Agreement, NRG may, at its election following consultation with GenOn, commence a tender offer for cash or an exchange offer for securities for all or any portion of specified GenOn debt, conditioned on the completion of the merger, which together with the Change in Control Offers, are referred to as the Debt Offers. NRG may, under the terms of the Merger Agreement, elect to also undertake a consent solicitation to alter the terms of specified GenOn debt outstanding after such tender or exchange offers. NRG intends to fund the Debt Offers and the related fees, commissions and expenses with a combination of funds available at each company (including funds available under existing credit facilities) and, to the extent necessary, new financing. NRG has obtained commitment letters from two financial institutions to fund up to $1.6 billion under a new senior secured term loan facility, to the extent such funds are necessary to consummate the Debt Offers. NRG has agreed to use reasonable best efforts to obtain the financing, to the extent required, and GenOn has agreed to use reasonable best efforts to cooperate in NRG's efforts to obtain the financing. There are no financing conditions to the merger and the merger is not conditioned upon the completion of the Debt Offers or the funding of the financing.

Cash Flow Discussion

The following table reflects the changes in cash flows for the comparative six month periods:

Six months ended June 30,	2012	2011	Change
	(In millions)
Net cash provided by operating activities	$585	$309	$276
Net cash used by investing activities	(1,555)	(1,059)	(496)
Net cash provided/(used) by financing activities	1,015	(268)	1,283

Net Cash Provided By Operating Activities

Changes to net cash provided by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash charges	$48
Change in cash paid in support of risk management activities, including option premium collected/paid, primarily related to margin posted for retail supply positions	219
Other changes in working capital	9
$276

Net Cash Used By Investing Activities

Changes to net cash used by investing activities were driven by:

(In millions)
Increase in capital expenditures due to increased spending on maintenance and RepoweringNRG, primarily for solar projects under construction	$(754)
Decrease in restricted cash, which was mainly to support equity requirements for U.S. DOE funded projects	196
Decrease in cash paid for acquisitions, which primarily reflects the acquisition of Ivanpah in 2011	68
Increase in notes receivable	(41)
Proceeds from renewable energy grants	35
Reclassification of cash for Schkopau to assets held for sale	(41)
Proceeds from insurance claims	11
Other	30
$(496)

Net Cash Provided By Financing Activities

Changes in net cash provided by financing activities were driven by:

(In millions)
Net increase in borrowings, primarily related to financing arrangements for solar projects in construction	$841
Cash paid for repurchases of treasury stock in 2011	130
Proceeds from the sale of noncontrolling interest and other contributions from noncontrolling interests	270
Decrease in payments for debt issuance costs, primarily related to the issuance of the 2018, 2019 and 2021 Senior Notes in 2011	40
Other	2
$1,283

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740, Income Taxes, or ASC 740

For the six months ended June 30, 2012, the Company had a total domestic pre-tax book loss of $98 million and foreign pre-tax book income of $18 million. For the six months ended June 30, 2012, the Company generated net operating losses, or NOLs, of $64 million. As of June 30, 2012, the Company has cumulative domestic NOL carryforwards of $339 million for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $314 million, of which $74 million will expire starting 2012 through 2019 and of which $240 million do not have an expiration date.

In addition to these amounts, the Company has $175 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily due to foreign, state and local jurisdictions, of up to $40 million in 2012.

However, as the position remains uncertain for the $175 million of tax effected uncertain tax benefits, the Company has recorded a non-current tax liability of $65 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $65 million non-current tax liability for uncertain tax benefits is primarily from positions taken on various state returns, including accrued interest.

The Company continues to be under examination for various state and foreign jurisdictions for multiple years.

New and On-going Company Initiatives and Development Projects

NRG has a comprehensive set of initiatives and development projects that supports its strategy focused on: (i) excellence in safety and enhanced operating performance; (ii) earning a margin by selling electricity to end-use customers; (iii) development of new renewable and conventional power generation projects and repowering of power generation assets at existing sites; (iv) empowering retail customers with distinctive products and services; (v) engaging in a proactive capital allocation plan; and (vi) pursuing selective acquisitions, joint ventures, divestitures and investments in new and existing energy-related businesses and new technologies in order to enhance the Company's asset mix.

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

Solar

NRG has acquired and is developing a number of solar projects utilizing photovoltaic, or PV, as well as solar thermal technologies. The following table is a brief summary of the Company's major Utility Scale Solar projects as of June 30, 2012, that are under construction.

NRG Owned Projects	Location	PPA	MW (a)	Expected COD	Status
Ivanpah (b)	Ivanpah, CA	20 - 25 year	392	2013	Under Construction
Agua Caliente (c)	Yuma County, AZ	25 year	290	2012 - 2014	Partially In-Service
CVSR	San Luis Obispo, CA	25 year	250	2012 - 2013	Under Construction
Alpine	Lancaster, CA	20 year	66	2012	Under Construction
Borrego	Borrego Springs, CA	25 year	26	2012	Under Construction
Avra Valley	Pima County, AZ	20 year	25	2012	Under Construction

(a)	Represents total project size.

(b)	NRG owns a 50.1% stake in the Ivanpah solar project.

(c)	NRG indirectly owns a 51% stake in the 290 MW Agua Caliente project which includes 200 MW that reached commercial operations from January through July of 2012.

Below is a summary of recent developments related to solar projects:

Ivanpah — In 2011, NRG acquired 50.1% of the 392 MW Ivanpah solar project, or Ivanpah, in Ivanpah, CA. The first unit of the Ivanpah project is expected to be completed and producing power in early April of 2013. The second and third units are expected be completed in the third and fourth quarters of 2013. Power generated from Ivanpah will be sold to Southern California Edison and Pacific Gas and Electric, under multiple 20 to 25 year PPAs.

Agua Caliente — In 2011, NRG acquired 100% of the 290 MW Agua Caliente solar project, or Agua Caliente, in Yuma, AZ. On January 18, 2012, the Company completed the sale of a 49% interest in NRG Solar AC Holdings LLC, the indirect owner of Agua Caliente, to MidAmerican. Operations are scheduled to commence in phases through the first quarter of 2014, with 200 MW achieving commercial operations from January through July of 2012. On April 12, 2012, the Company received permission from the U.S. DOE to accelerate the block completion schedule. The impact of this decision will permit the Company to bring 228 MW on-line during 2012 and shortens the commercial operations date of the entire project by three months to March 2014. The acceleration will result in greater earnings earlier than originally anticipated, along with acceleration of payments under the Engineering, Procurement and Construction, or EPC, agreement which will be funded with earlier draw downs under the Agua Caliente Financing Agreement, as well as equity support by the partners. Power generated from Agua Caliente is being sold to Pacific Gas and Electric under a 25 year PPA.

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

Alpine — Alpine, located in Lancaster, CA, is a 66 MW facility utilizing First Solar thin film solar modules. The project, which is anticipated to reach commercial operations in the fourth quarter of 2012, obtained financing during the first quarter of 2012, as discussed in Note 8, Debt and Capital Leases, to this Form 10-Q. Power generated from Alpine will be sold to Pacific Gas and Electric under a 20 year PPA.

Distributed Solar

NRG's installation of solar power generating systems at MetLife Stadium, Gillette Stadium and Patriot Place is continuing, with construction at MetLife and Gillette Stadium anticipated being complete by the end of the third quarter of 2012. Additionally, in February 2012, NRG announced that it will install a solar power generating system at Lincoln Financial Field, which is anticipated to be completed by the end of 2012. All of the Company's Distributed Solar projects in operation or under construction are supported by long-term PPAs.

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

Retail Growth Initiatives

The Company's Retail businesses are expanding in the Northeast through a combination of new sales channels, partner marketing programs, and new product offerings. NRG grew its Northeast customer base by 25% during the first half of 2012, and the Retail businesses are currently operating in 12 states.

Also, the Company continues to grow its renewable customer base. At the end of the first half of 2012, about 300,000 of its retail electricity customers were on a 100% “green” electric product. Plus, Green Mountain Energy gained an iconic commercial customer by being selected as the official green energy provider of Super Bowl XLVI and this year's Pro Bowl, with the Company offsetting the carbon emissions from each event. Green Mountain Energy also expanded in the Northeast by launching its Pennsylvania business, and celebrated its first commercial customer in New Jersey, Lord & Taylor, in June.

NRG also continues to expand its Reliant eSenseTM product offerings. eSense is a suite of technology solutions that uses the advanced meter system network (smart meters) that is being rolled out to customers in ERCOT.  Through June 30, 2012, Reliant had 650,000 customers using one of these products that provide customers with energy insights, choices and convenience solutions.

Reliant also continues to expand its Home SolutionsSM business with 315,000 customers utilizing home services products including protection products such as surge protection, in home power line protection, HVAC maintenance and energy efficiency products like air filter delivery and solar panel leasing.

Electric Vehicle Infrastructure Development

NRG, through its subsidiary eVgo, continues its build out of the Houston and Dallas/Fort Worth Metroplex, or DFW, EV ecosystems, and the Company is on track to be the first company to equip an entire major market with the privately funded infrastructure needed for successful EV adoption and integration. As of June 30, 2012, eVgo had 12 public fast charging Freedom Station sites operational in Houston, and 6 in DFW. In addition, eVgo had 8 sites in Houston and 12 sites in DFW under construction or in permitting. These two ecosystems are the largest privately-funded comprehensive direct current fast-charging networks in the nation. eVgo offers consumers a subscription-based plan that locks in all charging requirements for EVs at a competitive monthly fee. Based upon the successful launch of its subscription-based business model in Texas, eVgo has entered the Washington, DC/Baltimore market.

Additionally, eVgo has entered into an agreement with the CPUC to build at least 200 public fast charging Freedom Station sites and wiring and associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California. The agreement is part of a legal settlement, as discussed in detail in Note 14, Commitments and Contingencies, of this Form 10-Q, and is pending FERC approval.

W.A. Parish Peaking Unit and Post-combustion Carbon Capture Project

On May 3, 2012, NRG entered into a financing arrangement in the form of a $54 million tax-exempt bond financing, with the proceeds of the bonds to be used in the construction of a peaking unit at the W.A. Parish plant, with one or more components of a commercial scale carbon capture, utilization and storage system, or CCUS, which is sponsored in part by the U.S. DOE, as discussed in Note 8, Debt and Capital Leases, of this Form 10-Q. In preparation for construction, NRG, through its wholly owned subsidiary, Petra Nova Power I LLC, acquired a gas turbine in late June 2012 and anticipates constructing the 75 MW peaking unit (prior to its use as a cogeneration facility dedicated to the CCUS) with a commercial operations date of May 1, 2013.

Construction of the CCUS is intended to allow NRG, through its wholly owned subsidiary Petra Nova LLC, or Petra Nova, to utilize the captured CO2 in enhanced oil recovery operations in oil fields on the Texas Gulf Coast.  During the second quarter of 2012, Petra Nova completed surveying the pipeline route to the West Ranch oil field and submitted the draft Environmental Impact Statement to the U.S. DOE for review under the National Environmental Policy Act.

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

Derivative Instrument Obligations

The Company's 3.625% Preferred Stock includes a feature which is considered an embedded derivative per ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of June 30, 2012, based on the Company's stock price, the embedded derivative was out-of-the-money and had no redemption value.

Obligations Arising Out of a Variable Interest in an Unconsolidated Entity

Variable interest in equity investments — As of June 30, 2012, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 9, Variable Interest Entities, or VIEs, to this Form 10-Q.

NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $239 million as of June 30, 2012. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2011 Form 10-K.

Contractual Obligations and Commercial Commitments

NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2011 Form 10-K. See also Note 8, Debt and Capital Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the six months ended June 30, 2012.

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

The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2012, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2012.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2011	$451
Contracts realized or otherwise settled during the period	(121)
Changes in fair value	(52)
Fair value of contracts as of June 30, 2012	$278

	Fair Value of Contracts as of June 30, 2012
Fair value hierarchy gains/(losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess 4-5 Years	Total Fair Value
	(In millions)
Level 1	$99	$32	$(8)	$—	$123
Level 2	180	(62)	(116)	(18)	(16)
Level 3	157	14	—	—	171
Total	$436	$(16)	$(124)	$(18)	$278

The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using Value at Risk, or VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG's hedging activity. As of June 30, 2012, NRG's net derivative asset was $278 million, a decrease to total fair value of $173 million as compared to December 31, 2011. This decrease was primarily driven by the roll-off of trades that settled during the period in addition to losses in fair value due to the decreases in coal, gas and power prices and increases in ERCOT heat rates.

Based on a sensitivity analysis using simplified assumptions, the impact of a $.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $69 million in the net value of derivatives as of June 30, 2012. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $37 million in net value of derivatives as of June 30, 2012.

Critical Accounting Policies and Estimates

NRG's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements and related disclosures in compliance with U.S. GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies has not changed.

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

As of June 30, 2012, the VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the VaR model was $80 million.

The following table summarizes average, maximum and minimum VaR for NRG for the three months ended June 30, 2012, and 2011:

(In millions)	2012	2011
VaR as of June 30	$80	$65
Three months ended June 30:
Average	$63	$56
Maximum	87	65
Minimum	52	47
Six months ended June 30:
Average	$48	$53
Maximum	87	65
Minimum	24	44

In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of June 30, 2012, for the entire term of these instruments entered into for both asset management and trading, was $30 million primarily driven by asset-backed transactions.

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

If all of the above swaps had been discontinued on June 30, 2012, the Company would have owed the counterparties $113 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.

As part of the CVSR financing, the Company entered into swaptions with a notional value of $686 million in order to hedge the project interest rate risk. If the swaptions were discontinued on June 30, 2012, the counterparty would have owed the Company approximately $9 million.

NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2012, a 1% change in interest rates would result in an $11 million change in interest expense on a rolling twelve month basis.

As of June 30, 2012, the fair value of the Company's debt was $10.8 billion and the related carrying amount was $10.6 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $822 million.

Liquidity Risk

Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.

Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $98 million as of June 30, 2012, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $47 million as of June 30, 2012. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2012.

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

Currency Exchange Risk

In connection with the sale of Schkopau, as described in Note 3, Business Acquisitions and Dispositions to this Form 10-Q, NRG entered into a foreign currency swap contract to hedge the impact of exchange rate fluctuations on the sale proceeds of €140 million. As of June 30, 2012, NRG recognized approximately $1 million of losses related to the swap, which was recorded within Other income (loss), net in the statement of operations. The Company received cash consideration, net of selling expenses, of $174 million, which included $4 million related to the swap contract that was recorded as a gain within Other income (loss), net in the third quarter.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS

For a discussion of material legal proceedings in which NRG was involved through June 30, 2012, see Note 14, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2011 Form 10-K. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2011 Form 10-K. Except as presented below, there have been no material changes in our risk factors since those reported in our 2011 Form 10-K. Further information concerning the proposed merger with GenOn Energy, Inc. will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 to be filed by NRG with the SEC.

Risks related to the proposed merger with GenOn Energy, Inc.

We may be unable to obtain the approvals required to complete the merger with GenOn Energy, Inc. or, in order to do so, the combined company may be required to comply with material restrictions or conditions.

On July 22, 2012, we announced the execution of a merger agreement with GenOn Energy, Inc., or GenOn. Before the merger may be completed, both NRG and GenOn will need to obtain stockholder approval in connection with the proposed transaction. In addition, various filings must be made with FERC and various regulatory, antitrust and other authorities in the United States. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the merger, including restrictions or conditions on the business, operations or financial performance of the combined company following completion of the merger. These conditions or changes, including potential litigation brought in connection with the proposed merger, could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, which could have a material adverse effect on the financial results of the combined company and/or cause either NRG or GenOn to abandon the merger.

If we are unable to complete the merger, we still will incur and will remain liable for significant transaction costs, including legal, accounting, filing, printing and other costs relating to the merger. Also, depending upon the reasons for not completing the merger, we may be required to pay GenOn a termination fee of $120 million.

If completed, our merger with GenOn may not achieve its intended results.

We entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of NRG and GenOn are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management's time and energy and could have an adverse effect on the combined company's business, financial results and prospects.

We will be subject to business uncertainties and contractual restrictions while the merger with GenOn is pending that could adversely affect our financial results.

Uncertainty about the effect of the merger with GenOn on employees, customers and suppliers may have an adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be affected.

The pursuit of the merger and the preparation for the integration of NRG and GenOn may place a significant burden on management and internal resources. The diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could affect our business, results of operations and financial condition.

In addition, we are restricted under the merger agreement, without GenOn's consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the merger agreement.

Risks related to proposed regulation under the Dodd-Frank Act

NRG cannot fully assess at this time the impact of the ongoing efforts by the CFTC and other federal regulators to implement the Dodd-Frank Act and to write rules and regulations that will increase the regulation of over-the-counter derivatives, including those related to energy commodities. The CFTC's rules and regulations will ultimately increase the number and types of derivatives that must be centrally cleared and increase the standardization of contracts and products, collateral and credit standards, and capital requirements. Such changes could negatively impact NRG's ability to hedge its portfolio and optimize its assets in an efficient, cost-effective manner by, among other things, limiting NRG's ability to utilize liens as collateral, increasing its transaction costs and decreasing liquidity in the forward commodity markets.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Exhibits
4.1
Fifty-Eighth Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.1 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.2
Fifty-Ninth Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.2 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.3
Sixtieth Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.3 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.4
Sixty-First Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.4 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.5
Sixty-Second Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.5 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.6
Sixty-Third Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.6 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.7
Sixty-Fourth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.8
Sixty-Fifth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.2 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.9
Sixty-Sixth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.3 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.10
Sixty-Seventh Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.4 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.11
Sixty-Eighth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.5 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.12
Sixty-Ninth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.6 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

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

NRG ENERGY, INC. (Registrant)

/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: August 8, 2012	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits
4.1
Fifty-Eighth Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.1 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.2
Fifty-Ninth Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.2 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.3
Sixtieth Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.3 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.4
Sixty-First Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.4 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.5
Sixty-Second Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.5 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.6
Sixty-Third Supplemental Indenture, dated as of April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.6 of Form 8-K dated April 5, 2012 and filed on April 6, 2012).

4.7
Sixty-Fourth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.1 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.8
Sixty-Fifth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.2 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.9
Sixty-Sixth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.3 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.10
Sixty-Seventh Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.4 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.11
Sixty-Eighth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.5 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

4.12
Sixty-Ninth Supplemental Indenture, dated as of May 9, 2012, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York (incorporated by reference to Exhibit 4.6 of Form 8-K dated May 9, 2012 and filed on May 11, 2012).

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