Form 10-K
period 2012-12-31
NRG ENERGY, INC.
filed 2013-02-27
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission file No. 001-15891
     NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

211 Carnegie Center Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5,522,415,032 based on the closing sale price of $17.36 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at February 21, 2013
Common Stock, par value $0.01 per share	323,165,879
Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2012 Form 10-K	NRG's Annual Report on Form 10-K for the year ended December 31, 2012
316(b) Rule	Regulations promulgated by the EPA to implement a section of the Clean Water Act regulating cooling water intake structures
AB32	Assembly Bill 32 — California Global Warming Solutions Act of 2006
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
AZNMSN	Arizona, New Mexico and Southern Nevada
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
BACT	Best Available Control Technology
BRA	Base Residual Auction
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Capital Allocation Program	NRG's plan of allocating capital between debt reduction, reinvestment in the business, share repurchases and shareholder dividends
CCUS	Carbon capture, utilization and storage project
CDWR	California Department of Water Resources
C&I	Commercial, industrial and governmental/institutional
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon dioxide
CPS	CPS Energy
CS	Credit Suisse Group
CSAPR	Cross-State Air Pollution Rule
CSRA	Credit Sleeve Reimbursement Agreement with Merrill Lynch in connection with acquisition of Reliant Energy, as hereinafter defined
CWA	Clean Water Act
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
DNREC	Delaware Department of Natural Resources and Environmental Control
DSU	Deferred Stock Unit
EIS	Environmental Impact Statement
Energy Plus	Energy Plus Holdings LLC
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	Employee Stock Purchase Plan
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FPA	Federal Power Act
FRCC	Florida Reliability Coordinating Council
Fresh Start	Reporting requirements as defined by ASC-852, Reorganizations
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $850 million outstanding unsecured senior notes consisting of $450 million of 8.5% senior notes due 2021 and $400 million of 9.125% senior notes due 2031
GenOn	GenOn Energy, Inc.
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn Senior Notes
GenOn's $2.5 billion outstanding unsecured senior notes consisting of $575 million of 7.625% senior notes due 2014, $725 million of 7.875% senior notes due 2017, $675 million of 9.5% senior notes due 2018, and $550 million of 9.875% senior notes due 2020

GenOn Holdings	GenOn Energy Holdings, Inc.
GHG	Greenhouse Gases
Green Mountain Energy	Green Mountain Energy Company
GWh	Gigawatt hour
HAPs	Hazardous air pollutants
Heat Rate
A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWh's generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh

Intermediate	Units expected to satisfy system requirements that are greater than baseload and less than peaking
ISO	Independent System Operator, also referred to as Regional Transmission Organizations, or RTO
ISO-NE	ISO New England Inc.
kWh	Kilowatt-hours
LFRM	Locational Forward Reserve Market
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG Long-Term Incentive Plan and the NRG GenOn Long-Term Incentive Plan
Marsh Landing	GenOn Marsh Landing, LLC
Mass	Residential and small business
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDE	Maryland Department of the Environment
Merger	The merger completed on December 14, 2012 by NRG and GenOn pursuant to the Merger Agreement
Merger Agreement	The agreement by and among NRG, GenOn Energy, Inc. and Plus Merger Corporation, dated as of July 20, 2012
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
MSU	Market Stock Unit
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent

NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Net Capacity Factor
The net amount of electricity that a generating unit produces over a period of time divided by the net amount of electricity it could have produced if it had run at full power over that time period. The net amount of electricity produced is the total amount of electricity generated minus the amount of electricity used during generation

Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation.
NINA	Nuclear Innovation North America LLC
NJDEP	New Jersey Department of Environmental Protection
NOx	Nitrogen oxide
NOL	Net Operating Loss
NPNS	Normal Purchase Normal Sale
NQSO	Non-Qualified Stock Option
NRC	U.S. Nuclear Regulatory Commission
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn Employees (formerly the GenOn Energy, Inc. 2010 Omnibus Incentive Plan, which was assumed by NRG in connection with the Merger)
NRG LTIP	NRG Long-Term Incentive Plan
NSPS	New Source Performance Standards
NSR	New Source Review
NYDEC	New York State Department of Environmental Conservation
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other comprehensive income
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas & Electric
Phase II 316(b) Rule	Certain regulations promulgated by the EPA to implement a section of the Clean Water Act regulating cooling water intake structures
PJM	PJM Interconnection, LLC
PJM market	The wholesale and retail electric market operated by PJM primarily in all or parts of Delaware, the District of Columbia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia
PM 2.5	Particulate matter particles with a diameter of 2.5 micrometers or less
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PU	Performance Unit
PUCT	Public Utility Commission of Texas
PUHCA of 2005	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
QSE	Qualified Scheduling Entities
RCRA	Resource Conservation and Recovery Act of 1976
Reliant Energy	NRG's retail business in Texas purchased on May 1, 2009
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency

REP	Retail Electric Provider
RERH	RERH Holding, LLC and its subsidiaries

Retail Business	Retail energy companies, collectively, Reliant Energy, Green Mountain Energy and Energy Plus, which are wholly owned subsidiaries of NRG
Revolving Credit Facility	The Company's $2.3 billion revolving credit facility due 2016, a component of the Senior Credit Facility
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RPM	Reliability Pricing Model
RSU	Restricted Stock Unit
Schkopau	Kraftwerk Schkopau Betriebsgesellschaft mbH
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured facility, comprised of the $1.6 billion Term Loan Facility and the $2.3 billion Revolving Credit Facility
SIFMA	Securities Industry and Financial Markets Association
Senior Notes
The Company's $5.9 billion outstanding unsecured senior notes consisting of, $1.2 billion of 7.625% senior notes due 2018, $700 million of 8.5% senior notes due 2019, $800 million of 7.625% senior notes due 2019, $1.1 billion of 8.25% senior notes due 2020, $1.1 billion of 7.875% senior notes due 2021, and $990 million of 6.625% senior notes due 2023

SERC	Southeastern Electric Reliability Council/Entergy
SO2	Sulfur dioxide
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% Interest
STPNOC	South Texas Project Nuclear Operating Company
TANE	Toshiba America Nuclear Energy Corporation
TANE Facility	NINA's $500 million credit facility with TANE
TEPCO	The Tokyo Electric Power Company of Japan, Inc.
Term Loan Facility	The Company's $1.6 billion term loan facility due 2018, a component of the Senior Credit Facility
Texas Genco	Texas Genco LLC, now referred to as the Company's Texas Region
Tonnes	Metric tonnes, which are units of mass or weight in the metric system each equal to 2,205lbs and are the global measurement for GHG
TSR	Total Shareholder Return
TWh	Terawatt hour
U.S.	United States of America
U.S. DOE	United States Department of Energy
U.S. GAAP	Accounting principles generally accepted in the United States
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size, that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
WCP	WCP (Generation) Holdings, Inc.
WECC	Western Electricity Coordinating Council

PART I
Item 1 — Business
General
NRG Energy, Inc., or NRG or the Company, is a competitive power and energy company that aspires to be a leader in the way the industry and consumers think about, use, produce and deliver energy and energy services in major competitive power markets in the United States. At its core, NRG is a wholesale power generator engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services. Second, while leveraging its core wholesale power business, NRG is a retail energy company engaged in the supply of energy, services, and innovative, sustainable products to retail customers in competitive markets through multiple channels and brands like Reliant Energy, Green Mountain Energy, and Energy Plus (collectively, the Retail Business). Finally, NRG is a clean energy leader and is focused on the deployment and commercialization of potentially disruptive technologies, like electric vehicles, Distributed Solar and smart meter technology, which have the potential to change the nature of the power supply industry.
Wholesale Power Generation
NRG's generation facilities are primarily located in the United States and comprise generation facilities across the merit order. The sale of capacity and power from baseload and intermediate generation facilities accounts for a majority of the Company's generation revenues. In addition, NRG's generation portfolio provides the Company with opportunities to capture additional revenues by selling power during periods of peak demand, offering capacity or similar products, and providing ancillary services to support system reliability.
Retail
NRG's Retail Business arranges for the transmission and delivery of energy-related products to customers, bills customers, collects payments for products sold, and maintains call centers to provide customer service. The Retail Business sells products that range from system power to bundled products, which combine system power with protection products, energy efficiency and renewable energy solutions, or other value added products and services, including customer rewards offered through exclusive loyalty and affinity program partnerships. Based on metered locations, as of December 31, 2012, NRG's Retail Business served approximately 2.2 million residential, small business, commercial and industrial customers.
Alternative Energy
NRG's investment in, and development of, new technologies is focused on identifying significant commercial opportunities and creating a comparative advantage for the Company. The Company's development and investment initiatives are primarily focused in the areas of Distributed Solar, solar thermal and solar photovoltaic, and also include other low-or no-GHG emitting energy generating sources, such as the fueling infrastructure for electric vehicle, or EV, ecosystems.

The map below shows the locations of NRG's U.S. power generation facilities as of December 31, 2012, (excluding Distributed Solar), both operating and under construction, as well as the states where NRG operates its Retail Business:

Generation Key

= Solar
= Under Construction (Solar)
= Under Construction (Gas)
= Wind
= Nuclear
= Fossil
California
Texas
NY
MA
CT
PA
OH
NJ
DC
MD
DE
= States with retail customers

Net Capacity by Fuel Type

North America Portfolio

54%
25,495 MW[1]
Gas
3%
1,270 MW Renewables
28%
13,290 MW
Coal
13%
6,030 MW
Oil
2%
1,175 MW
Nuclear

Total 47,720 MW

Renewable Facilities[2]

Solar
385 MW
Wind
450 MW
Solar Under Construction
435 MW

Total 1,270 MW

[1] *Includes 1,345 MW under construction*

[2] *Includes 45 MW Distributed Solar, including 5 MW under construction*

Wholesale Generation[3]

North America Portfolio

2012 TWh Generated

35 TWh East
17 TWh
South Central
38 TWh
Texas
4 TWh
West

Total 94 TWh

Retail Load

2012 TWh Sold

3 TWh
C&I Northeast
3 TWh
Mass Northeast
27 TWh
Texas C&I
26 TWh
Texas Mass

Total 59 TWh

[3] *Includes 33 TWh for GenOn for full year 2012.*

The following table summarizes NRG's global generation portfolio as of December 31, 2012, by operating segment, which includes 89 fossil fuel plants, four Utility Scale Solar facilities and four wind farms, as well as Distributed Solar facilities. Also included are three natural gas plants, three Utility Scale Solar facilities and additional Distributed Solar facilities currently under construction, and two Utility Scale Solar facilities partially in-service. All Utility Scale Solar and Distributed Solar facilities are described in megawatts on an alternating current, or AC, basis. MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's ownership position excluding capacity from inactive/mothballed units:

	Fossil Fuel, Nuclear, and Renewable
	(In MW)
Generation Type	Texas	East	South Central	West	Other (Thermal)	Alter-native Energy	Total Domestic	Other (Inter-national)	Total Global
Natural gas	5,510	7,655	3,820	7,520	105	—	24,610	—	24,610
Coal	4,195	7,585	1,495	—	15	—	13,290	605	13,895
Oil	—	6,030	—	—	—	—	6,030	—	6,030
Nuclear	1,175	—	—	—	—	—	1,175	—	1,175
Wind	—	—	—	—	—	450	450	—	450
Utility Scale Solar	—	—	—	—	—	345	345	—	345
Distributed Solar	—	—	—	—	—	40	40	—	40
Total generation capacity	10,880	21,270	5,315	7,520	120	835	45,940	605	46,545

Under Construction
Natural gas	—	—	—	1,270	—	75	1,345	—	1,345
Utility Scale Solar	—	—	—	—	—	430	430	—	430
Distributed Solar	—	—	—	—	—	5	5	—	5
Total under construction	—	—	—	1,270	—	510	1,780	—	1,780
In addition, the Company's thermal assets provide steam and chilled water capacity of approximately 1,098 MWt through its district energy business.
GenOn Acquisition
On December 14, 2012, NRG completed the previously announced Merger with GenOn in accordance with the Merger Agreement, with GenOn continuing as a wholly-owned subsidiary of NRG.  The Company issued, as consideration for the Merger, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, totaling 93.9 million shares of NRG common stock, and approximately $1 million in cash for fractional shares. The Merger was accounted for as an acquisition, and NRG was deemed to have acquired GenOn for accounting purposes. Specifically, consolidated financial statements and financial and operational results of NRG include the results of the combined entities from December 15, 2012, unless indicated otherwise.
  GenOn, a generator of wholesale electricity, has baseload, intermediate and peaking power generation facilities using coal, natural gas and oil, totaling approximately 21,440 MW.  The acquisition is expected to enhance stockholder value by, among other things, enabling the combined company to capitalize on the following strategic advantages and opportunities:

•
Diversification and Scale - The combined company, which retains the name NRG Energy, Inc., is the largest competitive power generation company in the United States with approximately 45,940 MW of fossil fuel, nuclear, solar and wind capacity across the merit order in major competitive energy markets across the United States, supporting nearly 40 million homes.

•
Synergies - Expected synergies of the combined company include cost and operational efficiency synergies, interest savings through significant deleveraging, reduced liquidity and collateral requirements, and a greater operational scale, which will enhance the combined company's ability to revitalize its generation fleet and optimize portfolio value.

NRG's Business Strategy
The Company's business is focused on: (i) excellence in safety and operating performance of its existing assets; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) optimal hedging of coal and nuclear generation and retail load operations, while retaining optionality on the Company's intermediate and peaking facilities; (iv) repowering of power generation assets at premium sites; (v) investment in, and deployment of, alternative energy technologies both in its wholesale and, particularly, in and around its Retail Business and its customers; (vi) pursuing selective acquisitions, joint ventures, divestitures and investments; and (vii) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management.
The Company believes that the American energy industry is going to be increasingly impacted by the long-term societal trend towards sustainability which is both generational and irreversible. Moreover, the information technology-driven revolution which has enabled greater and easier personal choice in other sectors of the consumer economy will do the same in the American energy sector over the years to come. As a result, energy consumers will have increasing personal control over whom they buy their energy from, how that energy is generated and used and what environmental impact these individual choices will have. The Company's initiatives in this area of future growth are focused on: (i) renewables, with a concentration in solar development; (ii) electric vehicle ecosystems; (iii) customer-facing energy products and services, including smart energy services that give consumers individual energy insights, choices and convenience, a variety of renewable and energy efficiency products, and numerous loyalty and affinity options and tailored product and service bundles sold through unique retail sales channels; and (iv) construction of other forms of on-site clean power generation. The Company's advances in each of these areas are driven by select acquisitions, joint ventures, and investments that are more fully described in Item 1, Business - New and On-going Company Initiatives and Development Projects.
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
Competition
NRG competes in wholesale power generation, deregulated retail energy services and in the development of renewable and conventional energy resources. The Retail Business competes with national and international companies that operate in multiple geographic areas, as well as numerous companies that are regional or local in nature, and other competitors, typically incumbent retail electric providers, which have the advantage of long-standing relationships with customers.
Wholesale Power Generation
Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NRG competes on the basis of the location of its plants and ownership of portfolios of plants in various regions, which increases the stability and reliability of its energy revenues. Wholesale power generation is a regional business that is currently highly fragmented and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NRG competes with depending on the market. Competitors include regulated utilities, other independent power producers, and power marketers or trading companies, including those owned by financial institutions, municipalities and cooperatives.
Retail
The restructured electricity markets across the nation provide an intensely competitive landscape for energy providers to sell products and services to all customer segments (residential, small and mid-market businesses, governments and other public institutions). The markets in which the Company competes include, but are not limited to the following states: Connecticut, Delaware, Illinois, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Ohio, Oregon and Texas, as well as the District of Columbia. The ERCOT market in Texas is NRG's primary market and constitutes both the largest number of customers and a substantial concentration of the Company's retail gross profits.
Retail customers make purchase decisions based on a variety of factors, including price, customer service, brand image, product choices, bundles or value-added features. Customers purchase products through a variety of sales channels including direct sales force, call centers, websites, brokers and brick-and-mortar stores.

Development
NRG continuously evaluates opportunities for development of new generation, on both a merchant and contracted basis. Merchant development opportunities are more limited due to the economic risks involved in volatile power markets. As such, the majority of NRG's development is in response to Requests For Proposals, or RFPs, for new conventional or renewable generation and/or generating capacity backed by contracts with credit-worthy counterparties.  Many RFPs are solicited by regulated utilities or electric system operators, often to comply with mandated renewable portfolio standards or to achieve an improved reserve margin, which is a measure of a market's available electric power capacity over and above the electric power capacity needed to meet normal peak demand levels.  NRG competes against other power plant developers and manufacturers of solar panel assemblies.  The number and type of competitors vary based on the location, generation type, project size and counterparty specified in the RFP.  Bids are awarded based on price, location of existing generation, prior experience developing generation resources similar to that specified in the RFP, and creditworthiness.
Competitive Strengths
Conventional Wholesale Power Generation
NRG has one of the largest and most diversified power generation portfolios in the United States, with approximately 45,105 MW of fossil fuel and nuclear generation capacity in 345 active generating units at 88 plants as of December 31, 2012. In addition, the Company has one combined cycle and two peaking natural gas plants under construction totaling 1,345 MW. The Company's power generation assets are diversified by fuel-type, dispatch level and region, which helps mitigate the risks associated with fuel price volatility and market demand cycles.
NRG's U.S. baseload and intermediate facilities provide the Company with a significant source of cash flow, while its peaking facilities provide NRG with opportunities to capture upside potential that can arise from time to time during periods of high demand, which typically drives higher energy prices.
Many of NRG's generation assets are located within densely populated areas that tend to have more robust wholesale pricing as a result of relatively favorable local supply-demand balance. NRG now has generation assets located in or near Houston, New York City, Washington D.C., Baltimore, New Jersey, southwestern Connecticut, Pittsburgh, Cleveland, and the Los Angeles, San Diego, and San Francisco metropolitan areas. These facilities are often ideally situated for repowering or the addition of new capacity, because their location and existing infrastructure give them significant advantages over undeveloped sites.
Following the GenOn acquisition, NRG increased its U.S. operating segments generation portfolio by 14,850 MW for the East, 5,390 MW for the West, and 1,200 MW for South Central. The combined company has greater diversity, scale and scope in energy generation and delivery, particularly given the complementary geographic footprints of the combined generating assets, and will have increased diversity from a fuel, geography and revenue (significant increase in capacity revenues) perspective and will be strategically positioned with a significant presence across key regions. In 2012, the combined fleet generated approximately 94 terawatt-hours of electricity.
Retail
Through its Retail Business, in 2012, NRG delivered over 59 TWhs and had approximately 2.2 million customers as of December 31, 2012, making it one of the largest retail energy providers in the United States. NRG's Retail Business offers a broad range of services and value propositions that enable it to attract, retain, and increase the value of the Company's residential, small business and commercial customer relationships. With the largest market share in ERCOT based on volume sales, Reliant Energy is recognized by its exemplary customer service as well as its innovative technology product offerings and home energy services. As one of the nation's leading retail providers of clean energy, Green Mountain Energy is widely recognized as a pioneer in the competitive retail energy market and provides customers an environmentally friendly alternative for their energy supply requirements. Acquired in 2011, Energy Plus primarily enrolls and retains electricity and natural gas customers through exclusive marketing arrangements with leading loyalty program providers and affinity group associations. Through the Retail Business, NRG is able to provide its customers a broad range of energy services and products, including system power, smart energy services, energy efficiency services, protection products, distributed generation, solar and wind products, carbon management and specialty services. The breadth and scope of the Retail Business also creates opportunities for delivering value enhancing energy solutions to customers on a national level. In addition, the GenOn acquisition enables an expanded wholesale-retail model. In an industry that is subject to commodity price volatility, NRG expects that an expanded core generation fleet will enable the combined company to duplicate in multiple markets, principally in the East, the successful integrated wholesale-retail business model that NRG currently operates in the Texas region.

Solar and Other Alternative Energy Technologies
NRG is one of the largest solar power developers in the United States, having demonstrated the ability to develop, construct and finance a full range of solar energy solutions for utilities, schools, municipalities, commercial and residential market segments. The Company has 1,270 MW of renewable generation capacity, of which 835 MW is operational and 435 MW is under construction as of December 31, 2012, comprised of ownership interests in four wind farms, nine Utility Scale Solar facilities, and numerous Distributed Solar facilities. Through its relationships with solar equipment providers, NRG is able to deploy diverse solar technologies in both the utility and distributed generating scale projects that create value for the Company while meeting the clean renewable energy requirements of its customers. In addition, NRG is responding to the growing consumer demand for cleaner transportation solutions by building the first privately funded EV charging infrastructure network in select major metropolitan areas.
Reliability of future cash flows and portfolio diversification
NRG has hedged a portion of its coal and nuclear capacity with decreasing hedge levels through 2016. As a result of the GenOn acquisition, the majority of the acquired generation is mainly concentrated in markets with forward capacity payments that extend three years into the future. These capacity revenues not only enhance the reliability of future cash flows but are not correlated to natural gas prices. NRG also has cooperative load contract obligations in the South Central region expiring over various dates through 2025, which largely hedge the Company's generation in this region. In addition, as of December 31, 2012, the Company had purchased fuel forward under fixed price contracts, with contractually-specified price escalators, for approximately 42% of its expected coal requirement from 2013 to 2017, excluding inventory. The Company has the capacity and intent to enter into additional hedges when market conditions are favorable.
The Company also has the advantage of being able to supply its Retail Business with its own generation, which can reduce the need to sell and buy power from other financial institutions and intermediaries, resulting in lower transaction costs and credit exposures. This combination of generation and retail allows for a reduction in actual and contingent collateral, through offsetting transactions and by reducing the need to hedge the retail power supply through third parties.
The generation and retail combination also provides stability in cash flows, as changes in commodity prices generally have offsetting impacts between the two businesses. The offsetting nature of generation and retail, in relation to changes in market prices, is an integral part of NRG's goal of providing a reliable source of future cash flow for the Company.
When developing renewable and new, conventional power generation facilities, NRG typically secures long-term PPAs, which insulate the Company from commodity market volatility and provide future cash flow stability. These PPAs are typically contracted with high credit quality local utilities and have durations up to 25 years. Such projects include all of the Company's major Utility Scale Solar projects, in operation and under construction, as well as the 550 MW El Segundo Energy Center, or ESEC, and the 720 MW Marsh Landing project which are both currently under construction.
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
NRG enters into power sales and hedging arrangements via a wide range of products and contracts, including PPAs, fuel supply contracts, capacity auctions, natural gas derivative instruments and other financial instruments. In addition, because changes in power prices in the markets where NRG operates are generally correlated to changes in natural gas prices, NRG uses hedging strategies which may include power and natural gas forward sales contracts to manage the commodity price risk primarily associated with the Company's coal and nuclear generation assets. The objective of these hedging strategies is to stabilize the cash flow generated by NRG's portfolio of assets.

Coal and Nuclear Operations
The following table summarizes NRG's U.S. Coal and Nuclear capacity and the corresponding revenues and average natural gas prices and positions resulting from Coal and Nuclear hedge agreements extending beyond December 31, 2013, and through 2017:

	2013	2014	2015	2016	2017	Annual Average for 2013-2017
	(Dollars in millions unless otherwise stated)
Net Coal and Nuclear Capacity (MW) (a)	14,368	14,155	11,843	11,282	11,282	12,586
Forecasted Coal and Nuclear Capacity (MW) (b)	8,369	8,771	7,735	7,544	7,611	8,006
Total Coal and Nuclear Sales (MW) (c)	8,810	5,335	2,569	2,101	1,558	4,074
Percentage Coal and Nuclear Capacity Sold Forward (d)	105%	61%	33%	28%	20%	51%
Total Forward Hedged Revenues (e)	$3,851	$2,332	$1,012	$818	$647
Weighted Average Hedged Price ($ per MWh) (e)	$49.90	$49.91	$44.97	$44.31	$47.38
Average Equivalent Natural Gas Price ($ per MMBtu)	$4.79	$5.09	$4.81	$4.87	$5.32
Gas Price Sensitivity Up $0.50/MMBtu on Coal and Nuclear Units	$66	$211	$293	$290	$311
Gas Price Sensitivity Down $0.50/MMBtu on Coal and Nuclear Units	$—	$(164)	$(243)	$(229)	$(256)
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal and Nuclear Units	$70	$224	$282	$308	$333
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal and Nuclear Units	$(27)	$(181)	$(235)	$(265)	$(289)

(a)
Net Coal and Nuclear capacity represents nominal summer net MW capacity of power generated as adjusted for the Company's ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2012, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent MWh based on forward market implied heat rate as of December 31, 2012, and then combined with power sales to arrive at equivalent MWh hedged which is then divided by number of hours in given year to arrive at MW hedged. The Coal and Nuclear Sales include swaps and delta of options sold which is subject to change. For detailed information on the Company's hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements. Includes inter-segment sales from the Company's wholesale power generation business to the Retail Business.

(d)	Percentage hedged is based on total Coal and Nuclear sales as described in (c) above divided by the forecasted Coal and Nuclear capacity.

(e)
Represents all U.S. Coal and Nuclear sales, including energy revenue and demand charges, excluding revenues derived from capacity auctions. For purpose of consistency, rail rates for South Central were held constant.

Retail Operations
In 2012, the Company's Retail Business sold electricity to residential, commercial and industrial consumers at either fixed, indexed or variable prices. Residential and smaller commercial consumers typically contract for terms ranging from one month to two years while industrial contracts are often between one year and five years in length. In 2012, the Company's Retail Business sold approximately 59 TWhs of electricity. In any given year, TWh sold can be affected by weather, economic conditions and competition. The wholesale supply is typically purchased as the load is contracted in order to secure profit margin. The wholesale supply is purchased from a combination of NRG's wholesale portfolio and other third parties, depending on the existing hedge position for the NRG wholesale portfolio at the time. The ability to choose supply from the market or the Company's portfolio allows for an optimal combination to support and stabilize retail margins.

Capacity and Other Contracted Revenue Sources
NRG revenues and cash flows benefit from capacity/demand payments and other contracted revenue sources, originating from market clearing capacity prices, Resource Adequacy contracts, tolling arrangements, PPAs and other long-term contractual arrangements:

•
East — The Company's largest sources of capacity revenues are capacity auctions in PJM, ISO-NE, and NYISO. These revenues increased greatly with the addition of the GenOn fleet. The region's share of the GenConn plants in Connecticut also earns fixed payments under long-term financial contracts with a utility counterparty.

•
South Central — NRG earns demand payments from its long-term full-requirements load contracts with ten Louisiana distribution cooperatives. Of the ten contracts, nine expire in 2025 and account for 75% of the cooperative customer contract load, with the remaining contract currently set to expire in 2014. This remaining counterparty, with a 550 MW load service contract, accounting for 25% of the cooperative total, has elected not to extend its contract when it expires in 2014.  Demand payments from the current long term contracts are tied to summer peak demand and provide a mechanism for recovering a portion of costs associated with new or changed environmental laws or regulations.

•
West — Many of the region's sites, including natural gas projects currently under construction, are under long-term tolling agreements. The remaining sites have short-term tolling agreements or Resource Adequacy contracts.

•
Thermal — Output from the Company's thermal assets is generally sold under long-term contracts or through regulated public utility tariffs. The contracts or tariffs contain capacity or demand elements, mechanisms for fuel recovery and/or the recovery of operating expenses. The PJM generation assets participate in the PJM capacity markets.

•	Texas — The region's sources of capacity and contracted revenues are through bilateral contracts with load serving entities.

•
International — Generation output from the Company's share of the Gladstone facility in Australia is sold under long-term contracts, which include capacity payments as well as the reimbursement of certain fixed and variable costs.

•	Alternative Energy — Output from solar energy assets is generally sold through long-term PPAs and renewable incentive agreements.
Fuel Supply and Transportation
NRG's fuel requirements consist of nuclear fuel and various forms of fossil fuel including coal, natural gas and oil. The prices of fossil fuels are highly volatile. The Company obtains its fossil fuels from multiple suppliers and transportation sources. Although availability is generally not an issue, localized shortages, transportation availability, delays arising from extreme weather conditions and supplier financial stability issues can and do occur. The preceding factors related to the sources and availability of raw materials are fairly uniform across the Company's business segments and fuel products used.
Coal — The Company is adequately hedged, using forward coal supply agreements for its domestic coal consumption for 2013. NRG actively manages its coal requirements based on forecasted generation, market volatility and its inventory on site. As of December 31, 2012, NRG had purchased forward contracts to provide fuel for approximately 42% of the combined Company's expected requirements from 2013 through 2017, excluding inventory. Excluding purchases by GenOn pre-acquisition, the Company purchased approximately 29 million tons of coal in 2012, of which 98% was Powder River Basin coal and lignite, and the remaining from the Appalachian basin. Going forward, NRG expects the burn, based on forecasted generation, market volatility and its inventory on site, related to a full year of the acquired GenOn coal assets to approximate an additional 9.7 million tons of Appalachian coal. For fuel transport, NRG has entered into various rail, barge, truck transportation and rail car lease agreements with varying tenures that provide for substantially all of the Company's transportation requirement of Powder River Basin coal for the next two years and for most of the Company's transportation requirements of Appalachian coal for the next year.

The following table shows the percentage of the Company's coal requirements from 2013 through 2017 that have been purchased forward as of December 31, 2012:

Percentage of Company's Requirement (a)(b)
2013	83%
2014	39%
2015	42%
2016	25%
2017	24%

(a)	The hedge percentages reflect the current plan for the Jewett mine, which supplies lignite for NRG's Limestone facility. NRG has the contractual ability to change volumes and may do so in the future.

(b)	Does not include coal inventory.
Natural Gas — NRG operates a fleet of mid-merit and peaking natural gas plants across all its U.S. wholesale regions. Fuel needs are managed on a spot basis, especially for peaking assets, as the Company does not believe it is prudent to forward purchase natural gas for units, the dispatch of which is highly unpredictable. The Company contracts for natural gas storage services as well as natural gas transportation services to deliver natural gas when needed.
Nuclear Fuel — STP's owners satisfy their fuel supply requirements by: (i) acquiring uranium concentrates and contracting for conversion of the uranium concentrates into uranium hexafluoride; (ii) contracting for enrichment of uranium hexafluoride; and (iii) contracting for fabrication of nuclear fuel assemblies. Through its proportionate participation in STPNOC, which is the NRC-licensed operator of STP and responsible for all aspects of fuel procurement, NRG is party to a number of long-term forward purchase contracts with many of the world's largest suppliers covering STP requirements for uranium and conversion services for the next five years, and with substantial portions of STP's requirements procured thereafter. Similarly, NRG is party to long-term contracts to procure STP's requirements for enrichment services and fuel fabrication for the life of the operating license.
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
The sale of electric power to retail customers is also a seasonal business with the demand for power generally peaking during the summer months. As a result, net working capital requirements for the Company's retail operations generally increase during summer months along with the higher revenues, and then decline during off-peak months. Weather may impact operating results and extreme weather conditions could materially affect results of operations. The rates charged to retail customers may be impacted by fluctuations in total power prices and market dynamics like the price of natural gas, transmission constraints, competitor actions, and changes in market heat rates.

Regional Segment Review
Revenues
The following table contains a summary of NRG's operating revenues by segment for the years ended December 31, 2012, 2011, and 2010, as discussed in Item 15 — Note 17, Segment Reporting, to the Consolidated Financial Statements. Refer to that footnote for additional financial information about NRG's business segments and geographic areas, including a profit measure and total assets. In addition, refer to Item 2 — Properties, for information about facilities in each of NRG's business segments.

	Year Ended December 31, 2012
	Energy Revenues	Capacity Revenues	Retail Revenues	Mark-to- Market Activities	Contract Amor-tization	Other Revenues(a)	Total Operating Revenues(b)
	(In millions)
Retail	$—	$—	$5,893	$(5)	$(116)	$—	$5,772
Texas	2,406	81	—	(441)	—	28	2,074
East	533	314	—	(12)	—	19	854
South Central	527	240	—	30	20	(10)	807
West	121	124	—	10	—	4	259
Other Conventional Generation	39	41	—	—	(1)	241	320
Alternative Energy	150	—	—	—	—	3	153
Corporate and Eliminations (c)	(1,662)	(38)	(5)	(32)	—	(80)	(1,817)
Total	$2,114	$762	$5,888	$(450)	$(97)	$205	$8,422

(a)	Primarily consists of revenues generated by the Thermal business, operation and maintenance revenues and unrealized trading activities.

(b)	Total operating revenues includes GenOn revenues of $73 million for the period from December 15, 2012 to December 31, 2012.

(c)	Energy revenues include inter-segment sales primarily between Texas and East, and the Retail Business.

	Year Ended December 31, 2011
	Energy Revenues	Capacity Revenues	Retail Revenues(d)	Mark-to- Market Activities	Contract Amor-tization	Other Revenues(e)	Total Operating Revenues
	(In millions)
Retail	$—	$—	$5,812	$8	$(178)	$—	$5,642
Texas	2,545	28	—	173	—	86	2,832
East	579	291	—	28	—	26	924
South Central	548	243	—	(12)	20	18	817
West	31	118	—	(4)	—	4	149
Other Conventional Generation	58	70	—	—	(1)	196	323
Alternative Energy	43	—	—	—	—	1	44
Corporate and Eliminations (f)	(1,735)	(14)	(5)	132	—	(30)	(1,652)
Total	$2,069	$736	$5,807	$325	$(159)	$301	$9,079

(d)	Retail revenues include Energy Plus revenues of $63 million for the period from October 1, 2011, to December 31, 2011.

(e)	Primarily consists of revenues generated by the Thermal business, operation and maintenance revenues and unrealized trading activities.

(f)	Energy revenues include inter-segment sales primarily between Texas and East, and the Retail Business.

	Year Ended December 31, 2010
	Energy Revenues	Capacity Revenues	Retail Revenues(g)	Mark-to- Market Activities	Contract Amor-tization	Other Revenues(h)	Total Operating Revenues
	(In millions)
Retail	$—	$—	$5,279	$(1)	$(223)	$—	$5,055
Texas	2,840	25	—	57	7	111	3,040
East	726	396	—	(144)	—	47	1,025
South Central	387	235	—	(45)	21	10	608
West	25	113	—	(4)	—	4	138
Other Conventional Generation	46	71	—	(2)	—	186	301
Alternative Energy	39	—	—	—	—	2	41
Corporate and Eliminations(i)	(1,209)	(16)	(2)	(60)	—	(72)	(1,359)
Total	$2,854	$824	$5,277	$(199)	$(195)	$288	$8,849

(g)	Retail revenues include Green Mountain Energy revenues of $69 million for the period from November 5, 2010 through December 31, 2010.

(h)	Primarily consists of revenues generated by the Thermal business, operation and maintenance revenues and unrealized trading activities.

(i)	Energy revenues include inter-segment sales primarily between Texas and both Reliant Energy and Green Mountain Energy.

Operational Statistics
The following are industry statistics for the Company's fossil and nuclear plants, as defined by the NERC and are more fully described below:
Annual Equivalent Availability Factor, or EAF — Measures the percentage of maximum generation available over time as the fraction of net maximum generation that could be provided over a defined period of time after all types of outages and deratings, including seasonal deratings, are taken into account.
Net Heat Rate — The net heat rate represents the total amount of fuel in BTU required to generate one net kWh provided.
Net Capacity Factor — The net amount of electricity that a generating unit produces over a period of time divided by the net amount of electricity it could have produced if it had run at full power over that time period. The net amount of electricity produced is the total amount of electricity generated minus the amount of electricity used during generation.
The tables below present these performance metrics for the Company's U.S. power generation portfolio, including leased facilities and those accounted for through equity method investments, for the years ended December 31, 2012, and 2011:

	Year Ended December 31, 2012
			Fossil and Nuclear Plants
	Net Owned Capacity (MW)(a)	Net Generation (MWh)(b)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
	(In thousands of MWh)
Texas	10,880	37,695	83.2%	10,200	40.7%
East	21,270	6,630	86.8	11,200	8.8
South Central	5,315	15,927	90.2	9,400	42.4
West	7,520	2,146	91.7	12,000	11.9
Alternative Energy	835	1,988

	Year Ended December 31, 2011
			Fossil and Nuclear Plants
	Net Owned Capacity (MW)	Net Generation (MWh)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
	(In thousands of MWh)
Texas	10,295	45,165	88.2%	10,300	46.7%
East (c)	6,915	7,376	87.2	11,100	11.1
South Central	4,125	16,000	89.9	9,700	43.9
West	2,130	1,052	88.5	12,400	5.6
Alternative Energy	545	1,262

(a)	Net Capacity Owned includes GenOn assets, which were acquired on December 14, 2012. These include 14,850 MW in East, 1,200 MW in South Central, and 5,390 MW in West.

(b)	Net Generation includes GenOn generation for the period from December 15, 2012 through December 31, 2012.

(c)	Factor data and heat rate do not include the Keystone and Conemaugh facilities.

The generation performance by region for the three years ended December 31, 2012, 2011, and 2010, is shown below:

	Net Generation
	2012 (a)	2011	2010
	(In thousands of MWh)
Texas
Coal	24,825	30,256	29,633
Gas	4,709	5,949	4,794
Nuclear (b)	8,161	8,960	9,295
Total Texas	37,695	45,165	43,722
East
Coal	4,514	5,551	7,905
Oil	228	83	114
Gas	1,888	1,742	1,347
Total East	6,630	7,376	9,366
South Central
Coal	8,923	10,865	10,778
Gas (c)	7,004	5,135	390
Total South Central	15,927	16,000	11,168
West
Gas	2,146	1,052	869
Total West	2,146	1,052	869
Alternative Energy
Solar	740	79	52
Wind	1,248	1,183	978
Total Alternative Energy	1,988	1,262	1,030

(a)	Includes GenOn generation for the period from December 15, 2012 through December 31, 2012.

(b)	MWh information reflects the Company's undivided interest in total MWh generated by STP.

(c)	Includes Cottonwood since November 15, 2010 (acquisition date).
Market Framework
Organized Energy Markets in CAISO, ERCOT, ISO-NE, MISO, NYISO and PJM
The majority of NRG's fleet operates in one of the organized energy markets, known as RTOs or ISOs. Each organized market administers day-ahead and real-time centralized bid-based energy and ancillary services markets pursuant to tariffs approved by the FERC, or in the case of ERCOT, market rules approved by the PUCT. These tariffs and rules dictate how the energy markets operate, how market participants make bilateral sales with one another, and how entities with market-based rates are compensated. Established prices reflect the value of energy at the specific location and time it is delivered, which is known as the Locational Marginal Price or LMP. Each market is subject to market mitigation measures designed to limit the exercise of locational market power. These market structures facilitate NRG's sale of power and capacity products at market-based rates.
Other than ERCOT, each of the ISOs also operates a capacity or resource adequacy market that provides an opportunity for generating and demand response resources to earn revenues to offset their fixed costs that are not recovered in the energy and ancillary services markets. The ISOs are also responsible for transmission planning and operations.
Texas
NRG's Texas wholesale power generation business is in the physical control area of the ERCOT market. The ERCOT market is one of the nation's largest and historically fastest growing power markets. For 2012, hourly demand ranged from a low of approximately 22,400 MW to a high of over 66,500 MW with installed generation capacity of approximately 84,500 MW (approximately 23,500 MW from coal, lignite and nuclear plants, 46,000 MW from gas, and 15,000 MW from wind, hydro, solar, biomass and behind-the-meter generation). The ERCOT market has limited interconnections to other markets in the United States. In addition, NRG's Retail Business activities in Texas are subject to standards and regulations adopted by the PUCT and ERCOT including the requirement for retailers to be certified by the PUCT in order to contract with end-users to sell electricity. In Texas, a majority of the load is in the ERCOT market and is served by competitive retail suppliers. Certain areas of the state are served by municipal utilities and electric cooperatives.

Regulators and stakeholders in ERCOT are currently debating how to address projected shortfalls in planning reserve margins that may occur in 2013 and beyond.  A number of market rule changes have been implemented to provide pricing more reflective of higher energy value when operating reserves are scarce or constrained.  The primary stated goal of these market rule changes is to improve forward market pricing signals and provide incentives for resource investment.  Among the changes already implemented are:  energy offer floors for certain ancillary service deployments, an increase to the system-wide energy and ancillary service offer caps (currently at $4,500 per MWh but increasing to $5,000 in June 2013, $7,000 in June 2014, and to $9,000 in June 2015), an increase to the annual peaker net margin threshold to $262,500 from $175,000, an increase to the low system-wide energy offer cap to $2,000 (up from $500), and higher energy pricing for ISO unit commitments for capacity.  Other proposals under review include additional administrative pricing adjustments during operational shortages, mitigation of price dampening from minimum energy from on-line resources, and formalizing emergency supply procurement by the ISO in a manner that would not suppress competitive pricing.
East
NRG's generation assets located in the East region of the United States are within the control areas of the NYISO, ISO-NE, and PJM, and one plant is in Osceola, Florida, which is outside of the organized eastern markets. Each of the market regions in the East region provides for robust competition in the day-ahead and real-time energy and ancillary services markets. Additionally, each allows capacity resources to compete for fixed cost recovery in a capacity auction.
The East region achieves a significant portion of its revenues from capacity markets in ISO-NE, NYISO and PJM. PJM and ISO-NE employ a three-year forward capacity auction construct, while NYISO employs a month-ahead capacity auction construct. Capacity market prices are sensitive to design parameters, as well as additions of new capacity. In late 2012, both PJM and ISO-NE requested FERC approval to implement new buyer-side mitigation measures which will ensure that new capacity additions are appropriately priced in the relevant markets. The NYISO also strengthened its buyer-side market power rules in 2012. Additionally, NYISO is scheduled to begin its triennial adjustment of its capacity market parameters in 2013, which could have a major impact on future capacity prices.
NRG's Retail Business is active in a number of areas in the East region that have introduced retail competition, which allows NRG to competitively provide retail power, natural gas and other value-enhancing services to customers.  Each retail choice state is responsible for its own retail competition laws and regulations, and the specific operational, licensing, and compliance requirements vary on a state-by-state basis.  The Company's Retail Business holds licenses in many of the states allowing for retail choice in C&I and/or Mass markets.  In the East markets, incumbent utilities currently provide default service and as a result typically serve a majority of residential customers.  Primary factors in the success of retail competition include how the state provides and prices default service.  However, as customers become more informed about the many benefits of retail choice and states continue to implement retail policies to further improve market dynamics, retail choice is expected to grow.  The Retail Business continues to expand in the competitive choice states and offers a range of value propositions to consumers to meet individual and business preferences.
The East Region also includes the Osceola plant that is outside the organized eastern markets. It is located in FRCC and is currently under a tolling arrangement that expires in 2014.
South Central
NRG's South Central region operates primarily in the SERC-Entergy region, in which power sales and purchases are consummated bilaterally between individual counterparties, and also in the MISO. In the SERC-Entergy region, transacting counterparties are required to procure transmission service from the relevant transmission owners at their FERC-approved tariff rates. In this market structure, NRG also provides balancing authority services through its operation of four balancing authorities, in addition to wholesale power that allows NRG to provide full requirement services to load-serving entities, including cooperatives and municipalities, thus making NRG a competitive alternative to the integrated utilities operating in the region.
West
The Company operates a fleet of natural gas fired facilities located entirely within the CAISO footprint. The CAISO operates day-ahead and real-time locational markets for energy and ancillary services, while managing congestion primarily through nodal prices. The CAISO system facilitates NRG's sale of power and capacity products at market-based rates, or bilaterally pursuant to tolling arrangements with California's load serving entities, or LSEs. The CPUC also determines specific capacity requirements for specified local areas utilizing inputs from the CAISO. Both CAISO and CPUC rules require LSEs to contract with sufficient generation resources in order to maintain minimum levels of generation within defined local delivery areas. Additionally, the CAISO has independent authority to contract with needed resources under certain circumstances.

The increase in renewable resources in California is expected to drive a growing need for generation resources with increased operating flexibility, in addition to the established need for dispatchable generation within transmission-constrained areas of the transmission system, such as the San Diego, Greater San Francisco Bay Area, Big Creek/Ventura, and Los Angeles local reliability areas in which the Company currently operates natural gas-fired generation.  The projected retirement of older flexible gas-fired coastal generating units that utilize once-through cooling is also a significant driver of long-term prices in California.  Implementing market mechanisms to procure the needed flexibility, and allocating the costs associated with this flexibility, are key CAISO initiatives.  Another key CAISO-CPUC initiative in 2013 will be the consideration of a multi-year forward Resource Adequacy capacity procurement mechanism.  Most of NRG's CAISO natural gas-fired assets are in transmission-constrained local reliability areas, and may benefit from local capacity requirements.  The Company's Marsh Landing and El Segundo Energy Center developments, which are currently under construction and the subject of long-term tolling agreements, are examples of the type of flexible natural gas-fired generation resources that the CAISO has identified as necessary to maintain system reliability.  Longer term, NRG's California portfolio's locational advantage may be impacted by new transmission, which may affect load pocket procurement requirements, and by the state's goal for additional distributed generation, which may also be located within these constrained local areas.
Solar
The Company also operates a fast-growing fleet of Utility Scale Solar and Distributed Solar generating assets within the CAISO, as well as balancing authorities in Arizona and New Mexico. Each of these states has implemented their own renewable portfolio standard requiring LSEs to provide a given percentage of their production from renewable resources, such as 33% of generation by 2020 in California. As a result, a number of LSEs have entered into long-term PPAs with the Company's Utility Scale Solar generating facilities. The Company currently has PPAs for over 1,100 MW of solar generation assets, over 750 MWs of which are located in California. In California and Arizona investor-owned utilities are nearing their procurement requirement, resulting in a trend towards smaller sized Utility Scale projects and a shift of contracting to municipalities and other public power entities. Distributed Solar opportunities remain strong as declining project costs allow pricing, without subsidies, to continue to approach parity with utility rates. As success in the Distributed Solar segment of the market builds, the states' public utility commissions are expected to reevaluate policies created to encourage the growth of this market segment, including the role of net energy metering (in California) and tariff subsidies (as evidenced by the end of commercial and industrial customer incentives in Arizona).

New and On-going Company Initiatives and Development Projects
Renewable Development and Acquisitions
As part of its core strategy, NRG intends to continue to invest in the development and acquisition of renewable energy projects, primarily solar. NRG's renewable strategy is intended to capitalize on first mover advantage in a high growth segment of NRG's business, the Company's existing presence in regions with attractive renewable resources and the prevalence, in the Company's core markets, of state-mandated renewable portfolio standards. This section briefly describes the Company's development efforts with respect to solar renewable technology.
Solar
NRG has acquired and is developing a number of solar projects utilizing photovoltaic, or PV, as well as solar thermal technologies. The following table is a brief summary of the Company's major Utility Scale Solar projects, as of December 31, 2012, that are or were under construction during the fourth quarter.

NRG Owned Projects	Location	PPA	MW (a)	Expected COD	Status
Ivanpah (b)	Ivanpah, CA	20 - 25 year	392	2013	Under Construction
Agua Caliente (c)	Yuma County, AZ	25 year	290	2012 - 2014	Partially In-Service
CVSR (d)	San Luis Obispo, CA	25 year	250	2012 - 2013	Partially In-Service
Alpine	Lancaster, CA	20 year	66	2013	Under Construction
Borrego	Borrego Springs, CA	25 year	26	2013	Under Construction
Avra Valley	Pima County, AZ	20 year	25	2012	In-Service

(a)	Represents total project size.

(b)	NRG owns a 50.1% stake in the Ivanpah solar project.

(c)	NRG owns a 51% stake in the 290 MW Agua Caliente project which includes 253 MW that reached commercial operations from January through December of 2012.

(d)
CVSR has 127 MW in operation as of December 31, 2012 as commercial operations on Phase 1 of 22 MW was achieved in September and Phases 2 and 4 totaling 105 MW achieved commercial operations in December 2012.

Below is a summary of recent developments related to solar projects:
Ivanpah — The first unit of the Ivanpah project is expected to be completed and producing power in July of 2013. The second and third units are expected to be completed in the third and fourth quarters of 2013. Power generated from Ivanpah will be sold to Southern California Edison and PG&E under multiple 20 to 25 year PPAs.
Agua Caliente — On January 18, 2012, the Company completed the sale of a 49% interest in NRG Solar AC Holdings LLC, the indirect owner of Agua Caliente, to MidAmerican Energy Holdings Company. Operations are scheduled to commence in phases through the first quarter of 2014, with 253 MW having achieved commercial operations from January through December of 2012. On April 12, 2012, the Company received permission from the U.S. DOE to accelerate the block completion schedule. The impact of this decision has allowed the Company to bring blocks on-line sooner and shortens the commercial operations date of the entire project by three months to March 2014. The acceleration has resulted in greater earnings earlier than originally anticipated, along with acceleration of payments under the EPC agreement which has been funded with earlier draw downs under the Agua Caliente Financing Agreement, as discussed in Item 15 — Note 11, Debt and Capital Leases to the Consolidated Financial Statements, as well as equity support by the partners. Power generated from Agua Caliente is being sold to PG&E under a 25 year PPA. While full commercial operations of the entire project will be achieved in early 2014, the maximum capacity deliverable under the PPA of 290 MWs is expected to be on-line by the third quarter of 2013.
CVSR — NRG owns 100% of the 250 MW CVSR project in eastern San Luis Obispo County, California. During the second quarter of 2012, the Company met the conditions necessary to permit loan disbursements under the CVSR Financing Agreement, as discussed in Item 15 — Note 11, Debt and Capital Leases, to the Consolidated Financial Statements. Operations commenced on the first 22 MW phase in September 2012 and 105 MWs for Phases 2 and 4 in December 2012, with the final phase expected during the fourth quarter of 2013. Power generated from CVSR is sold to PG&E under a 25 year PPA.
Alpine — Alpine, located in Lancaster, CA, is a 66 MW photovoltaic facility utilizing First Solar thin film solar modules. The project, which reached commercial operations in January 2013, obtained financing during the first quarter of 2012, as discussed in Item 15 —Note 11, Debt and Capital Leases, to the Consolidated Financial Statements. Power generated from Alpine will be sold to PG&E under a 20 year PPA.

Borrego — Borrego, located in Borrego Springs, CA, is a 26 MW facility utilizing SunPower's Oasis photovoltaic power block with single axis tracking. The project reached commercial operations in February 2013. Power generated from Borrego is sold to San Diego Gas and Electric under a 25 year PPA.
Avra Valley — Avra Valley, located in Pima County, AZ, is a 25 MW facility utilizing First Solar thin film solar modules with a single axis tracking system. The project, which achieved commercial operations in December 2012, obtained financing during the third quarter of 2012, as discussed in Item 15 — Note 11, Debt and Capital Leases, to the Consolidated Financial Statements. Power generated from Avra Valley is sold to Tucson Electric Power Company under a 20 year PPA.
Distributed Solar — The MetLife Stadium project, in East Rutherford, NJ, was completed during the third quarter 2012. NRG's installation of solar power generating systems at Gillette Stadium, in Foxboro, MA, achieved commercial operations in December 2012 while the system at Lincoln Financial Field, in Philadelphia, PA, achieved commercial operation in February 2013. Also achieving commercial operations in the fourth quarter of 2012 is a portfolio of 18 sites in southern California totaling 9 MWs, of which 51% is owned by NRG. All of the Company's Distributed Solar projects in operation or under construction are supported by long-term PPAs.
Conventional Power Development
Projects Under Construction
The Company's El Segundo Energy Center LLC, or ESEC, is continuing construction at its El Segundo Power Generating Station, a 550 MW fast start, gas turbine combined cycle generating facility in El Segundo, California. The facility is being constructed pursuant to a 10 year, 550 MW PPA with Southern California Edison.  The Company expects a commercial operation date of August 1, 2013.
Through the GenOn acquisition, the Company is continuing construction of the Marsh Landing project, a 720 MW natural gas-fired peaking facility adjacent to the Company's Contra Costa generating facility near Antioch, California. The facility is being constructed pursuant to a 10 year PPA with PG&E. The Company expects a commercial operation date in mid 2013.
Retail Growth Initiatives
The Company's Retail Business continues to expand in both Texas and the East through its innovative partnerships, channels, product lines and value propositions.  During 2012, NRG grew customer count by 51,000 in Texas and by 91,000 in the East markets.  In addition, NRG launched sales to businesses, manufacturing facilities, government entities and institutions in Ohio and New York. NRG's Retail Business is currently operating in 11 states including Texas, Connecticut, Delaware, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Oregon and Pennsylvania, as well as the District of Columbia.
NRG also continues to expand its innovative solutions, with over 720,000 customers using one of eSenseTM smart energy solutions giving customers energy insights, choices and convenience solutions.  Additionally, NRG's Retail Business continues to expand the Home SolutionsSM product line with almost 340,000 customers utilizing home services products including protection products such as surge protection, in home power line protection, HVAC maintenance and energy efficiency products such as air filter delivery and solar panel leasing, and with expansion into certain home warranty products.
Services Growth Initiatives

On December 14, 2012, the Company assumed operations and management responsibilities for the Homer City Generating station, a 1,884 MW three-unit-coal-fueled plant near Pittsburgh, PA.  This is an important milestone for NRG as, for the first time, the Company expanded its O&M services to a facility owned 100% by a third party.
The Company is also continuing to develop its backup energy generation capabilities to provide services to a broad array of customers around the country.

Electric Vehicle Infrastructure Development
NRG, through its subsidiary eVgo, continues its build out and operation of the Houston and Dallas/Fort Worth Metroplex, or DFW, EV ecosystems, and the Company's progress to date has positioned it to be the first company to equip an entire major market with the privately funded infrastructure needed for successful EV adoption and integration. As of December 31, 2012, eVgo had 17 public fast charging Freedom Station sites operational in Houston and 20 in DFW. These two ecosystems are the largest privately-funded comprehensive direct current fast-charging networks in the nation. In addition, eVgo had 6 sites in the newly entered Washington, DC/Baltimore market under construction or in permitting. eVgo offers consumers a subscription-based plan that provides for all charging requirements for EVs at a competitive monthly fee.
Additionally, eVgo has entered into an agreement with the CPUC to build at least 200 public fast charging Freedom Station sites and wiring and associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California. The agreement is part of a legal settlement, as discussed in detail in Item 15 — Note 21, Commitments and Contingencies, to the Consolidated Financial Statements, and was approved by the FERC on November 5, 2012.
W.A. Parish Peaking Unit and Commercial Scale Carbon Capture, Utilization and Storage System
On May 3, 2012, NRG entered into a financing arrangement in the form of a $54 million tax-exempt bond financing, as discussed in Item 15 — Note 11, Debt and Capital Leases, to the Consolidated Financial Statements. The proceeds of the bonds are being used for the construction of a peaking unit at the W.A. Parish plant and one or more components of a commercial scale CCUS. The CCUS is sponsored in part by a grant from the U.S. DOE. On August 14, 2012, NRG, through its wholly owned subsidiary, Petra Nova Power I LLC, entered into an EPC agreement for the construction of the 75 MW turbine as a peaking unit (later to be retrofitted for use as a cogeneration facility to provide steam and power to operate the CCUS), commenced construction in the fourth quarter of 2012, and anticipates a commercial operations date during the second quarter of 2013.
Construction of the CCUS is intended to allow NRG, through its wholly owned subsidiary Petra Nova LLC, or Petra Nova, to utilize the captured CO2 in enhanced oil recovery operations in oil fields on the Texas Gulf Coast.  In December of 2012, the final air permit was issued by the Texas Commission on Environmental Quality for the full carbon capture system. The final Environmental Impact Statement is approved and the Record of Decision is expected to be issued by the U.S. DOE in March of 2013.
Regulatory Matters
As operators of power plants and participants in wholesale and retail energy markets, certain NRG entities are subject to regulation by various federal and state government agencies. These include the CFTC, FERC, NRC, and PUCT, as well as other public utility commissions in certain states where NRG's generating, thermal, or distributed generation assets are located. In addition, NRG is subject to the market rules, procedures and protocols of the various ISO markets in which it participates. Likewise, certain NRG entities participating in the retail markets are subject to rules and regulations established by the states in which NRG entities are licensed to sell retail. NRG must also comply with the mandatory reliability requirements imposed by NERC and the regional reliability entities in the regions where the Company operates.
Federal Regulation
CFTC
The CFTC, among other things, has regulatory oversight authority over the trading of physical commodities, futures and other derivatives under the Commodity Exchange Act, or CEA. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, increased the CFTC's regulatory authority on matters related to futures and over-the-counter derivatives trading, including, but not limited to: trading practices, trade clearance, transaction reporting and record keeping, position limits, and market participant capital and margin requirements. The Company has reached the conclusion that it is neither a swap dealer nor a major swap participant and has taken and will continue to take measures to otherwise comply with the Dodd-Frank Act.
The Company expects that, in 2013 and thereafter, the CFTC will further clarify the scope of the Dodd-Frank Act and publish additional rules concerning central clearing requirements, position limits, margin requirements, the definition of a “swap” and other issues that will affect the Company's futures and over-the-counter derivatives trading. Because there are many details that remain to be addressed through CFTC rulemaking proceedings, at this time NRG cannot fully measure the impact of the Dodd-Frank Act on the Company, its operations or collateral requirements.

FERC
The FERC, among other things, regulates the transmission and the wholesale sale by public utilities of electricity in interstate commerce under the authority of the FPA. Under existing regulations, the FERC determines whether an entity owning a generation facility is an EWG as defined in the PUHCA of 2005. The FERC also determines whether a generation facility meets the ownership and technical criteria of a QF under PURPA. The transmission of electric energy occurring wholly within ERCOT is not subject to the FERC's rate jurisdiction under Sections 203 or 205 of the FPA. Each of NRG's non-ERCOT U.S. generating facilities either qualifies as a QF, or the subsidiary owning the facility qualifies as an EWG.
Public utilities are required to obtain the FERC's acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. All of NRG's non-QF generating and power marketing entities located outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates.
State Regulation
In Texas, NRG's operations within the ERCOT footprint are not subject to rate regulation by the FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by the PUCT, as well as to regulation by the NRC with respect to the Company's ownership interest in STP.
In New York, the Company's generation subsidiaries are electric corporations subject to "lightened" regulation by the NYSPSC. As such, the NYSPSC exercises its jurisdictional authority over certain non-rate aspects of the facilities, including safety, retirements, and the issuance of debt secured by recourse to the Company's generation assets located in New York. The Company currently has blanket authorization from the NYSPSC for the issuance of $15 billion of debt. Additionally, the NYSPSC has provided GenOn Bowline with a separate debt authorization of $1.488 billion.
In California, the Company's generation subsidiaries are subject to regulation by the CPUC with regard to certain non-rate aspects of the facilities, including health and safety, outage reporting and other aspects of the facilities' operations.
        Nuclear Operations
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

Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Item 15 — Note 22, Regulatory Matters, to the Consolidated Financial Statements.
East Region
PJM — On April 12, 2011, FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model, or RPM, capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On November 17, 2011, FERC largely denied rehearing its April 12, 2011, order. Several parties have appealed FERC's decision to federal court, and those appeals have been consolidated in the Third Circuit Court of Appeals. The outcome of this proceeding could affect the Company's ability to meet its obligations under New Jersey's Long-Term Capacity Agreement Pilot Program, as well as drive future capacity prices.

On December 7, 2012, PJM filed comprehensive revisions to its MOPR rules at FERC. These changes would take effect for the 2013 BRA and would subject new generating resources supported by state-sponsored long-term contracts to stringent new mitigation rules. These rules include mitigating the bids offered by resources into the RPM auction to the PJM-determined net cost of new entry, and to continue mitigating such resources until they cleared three BRAs. Other resources, including those bid into the auction by select public power entities or not otherwise backed by state-sponsored contracts would be exempt from mitigation. On February 5, 2013, FERC issued a deficiency notice to PJM requiring PJM to submit more information by March 7, 2013.
PJM Cost of New Entry Settlement — On December 1, 2011, PJM filed to change the Cost of New Entry figure that is used to establish the PJM RPM demand curve, and which therefore has a direct effect on RPM price formation. On January 30, 2012 and again on April 11, 2012, FERC set different portions of the proposed gross Cost of New Entry amount for hearing and settlement judge procedures. On November 21, 2012, many parties agreed to a settlement of all outstanding issues. FERC approved the settlement on January 31, 2013.
New England
Forward Capacity Market — On January 19, 2012, the FERC issued an order largely denying rehearing of its prior decision addressing proposed amendments submitted by ISO New England Inc. to its FCM design, as well as two pending complaints. On March 16, 2012, the Company and other generators with interests in New England appealed the FERC's decision to the D.C. Circuit Court of Appeals. Briefing is currently underway.
New York
New Financial Reporting Rules in New York — On January 17, 2013, the NYSPSC issued an order addressing its policy of applying “lightened” regulation to wholesale generators. The order subjects wholesale generators, which would include NRG entities operating in New York, to financial reporting rules, including a requirement for generators to make an annual submission of “receipts and expenditures” to the NYSPSC in the form provided by the SEC in its final rule.
NYPSC Merger Conditions — On December 14, 2012, the NYPSC approved the merger between NRG and GenOn, subject to certain conditions. One condition is that NRG would be required to offer to sell the Bowline generating facility, located in West Haverstraw, NY, through an RFP process to a qualified bidder if it wishes to retire the Bowline facility. A second condition requires NRG to economically justify the proposed retirement or mothball of any of its facilities located in the Rest-of-State capacity zone. If NRG is unable to economically justify the mothball or retirement, then it would be required to offer to sell the affected facility through an RFP process to a qualified bidder. A third condition specifies that if the NYISO creates a Hudson Valley Capacity Zone, that NRG's In-City facilities plus Bowline would become subject to comparable conditions and the Company's Rest-of-State facilities would no longer be subject to the conditions. Finally, the NYPSC order states that all conditions terminate if NRG sells the Bowline facility.

Dunkirk Power LLC Reliability Service — On March 14, 2012, Dunkirk Power LLC, or Dunkirk Power, filed a notice with the New York Department of Public Service, or DPS, of its intent to mothball the Dunkirk Station no later than September 10, 2012.  The effects of the mothball on electric system reliability were reviewed by Niagara Mohawk Power Corporation, d/b/a National Grid, or NG.  As a result of those studies, NG determined that the mothball of the Dunkirk Station would have a negative impact on the reliability of the New York transmission system and that portions of the Dunkirk Station may be retained for reliability purposes via a non-market compensation arrangement.  On July 12, 2012, Dunkirk Power filed a RMR agreement with the FERC. On July 20, 2012, NG and Dunkirk Power agreed on the material terms for a bilateral reliability support services, or RSS, agreement and submitted those terms to the NYPSC for rate recovery in NG's rates. On August 16, 2012, the NYPSC approved terms and on August 27, 2012, Dunkirk Power and NG entered into the RSS agreement that began on September 1, 2012. NG issued a request for proposals with respect to its reliability need in the Dunkirk area for the two years beginning June 1, 2014. Dunkirk Power submitted a proposal and is awaiting the results.
New York City Mitigation Order — On June 21, 2012, the FERC issued the first of two anticipated orders on the NYISO's implementation of mitigation rules designed to prevent the exercise of buyer-side market power in the In-City capacity market. The order related primarily to the appropriate modeling assumptions that the NYISO should use in determining whether new entrants are subject to mitigation and, if so, what offer floor should apply to their capacity market bids. The FERC directed the NYISO to conduct its mitigation determinations using modeling parameters comparable to those used in the demand-curve reset process. The FERC also agreed with NRG and other generators that the NYISO needs to make its mitigation determination process more transparent and ordered appropriate changes. Finally, the FERC directed the NYISO Independent Market Monitor to provide a report on the effectiveness of the capacity market buyer-side market power mitigation program.
In the second anticipated order issued on September 10, 2012, the FERC found that the NYISO had not properly applied its mitigation rules to two proposed in-city generation facilities totaling over 1,000 MW (owned respectively by Astoria Energy II LLC and Bayonne Energy Center, LLC - neither of which are affiliated with the Company) and required the NYISO to redo its exemption determinations for these proposed facilities based largely on the modeling procedures presented by the Company and the other in-city generators. The NYISO completed its determinations in time for the December, 2012 spot capacity auction. Both orders remain subject to rehearing.
Texas Region
ERCOT System-Wide Offer Caps - At its June 26, 2012 meeting, the PUCT approved an amendment to raise the ERCOT system-wide energy and ancillary service offer cap from $3,000 to $4,500 per MWh beginning August 1, 2012.  At its October 25, 2012 meeting, the PUCT approved further increases of the system-wide offer cap effective June 1, 2013 to $5,000, escalating to $7,000 on June 1, 2014, and to $9,000 on June 1, 2015. In addition, the PUCT increased the low system offer cap to the higher of $2,000 or 50 times Houston Ship Channel gas price index, triggered when ERCOT calculates a $300,000 per MW presumed net revenue recovery in a calendar year for a gas peaking unit (Peaker Net Margin), the low cap remaining in effect for the remainder of the calendar year. In future years, the Peaker Net Margin will be established as three times the cost of new entry. The ERCOT ISO is expected to shift the Power Balance Penalty Curve, or PBPC, to match these offer cap levels.  An increase in the cap on electricity prices could have a material impact on NRG's retail and wholesale operations. This is expected to be overall positive to NRG as it will potentially result in increased wholesale revenues.
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
On June 1, 2012, the Brattle Group issued an ERCOT sponsored report on resource adequacy. The Brattle Report provides an analysis of the current ERCOT market performance and makes numerous market design recommendations designed to incent investment in additional resources in ERCOT. The report also includes five market design options for consideration to help ensure resource adequacy. The options range from maintaining the existing energy-only market design to a forward capacity market. The PUCT has initiated a new proceeding to evaluate the Brattle Group's recommendations and indicated its intention to determine whether the current reserve margin “target” should be made a market requirement. If the reserve margin is ultimately determined to be a requirement, the PUCT will provide direction to ERCOT regarding the market measures the ISO must implement to ensure the reserve margin requirement is consistently achieved. Such measures, in keeping with the Brattle Report recommended options, would be intended to improve investment incentives for new resources in the wholesale market. The PUCT is expected to make these decisions in the second half of 2013.

On January 7, 2013, the NERC sent a letter to ERCOT expressing concern about ERCOT's declining reserve margin and projected capacity shortfall, which NERC has determined to be a high reliability risk for the ERCOT region, and asking ERCOT to provide a report to NERC by April 30, 2013 outlining the measures it is taking to increase reserve margins and ensure reliability and to present ERCOT's plans to the NERC Board at its May 9, 2013 meeting.
ERCOT Voluntary Mitigation Plan — On June 18, 2012, NRG submitted a Voluntary Mitigation Plan, or VMP, which had been agreed to by PUCT Staff, and the ERCOT Independent Market Monitor. The VMP establishes a safe harbor for energy offers from NRG's units in ERCOT's real-time market.  The VMP was approved by the PUCT on July 13, 2012.
Nuclear Regulatory Commission Task Force Report — On July 12, 2011, the NRC Near-Term Task Force, or the Task Force, issued its report, which reviewed nuclear processes and regulations in light of the accident at the Fukushima Daiichi Nuclear Power Station in Japan. The Task Force concluded that U.S. nuclear plants are operating safely and did not identify changes to the existing nuclear licensing process nor recommend fundamental changes to spent nuclear fuel storage. The Task Force report made recommendations in three key areas: the NRC's regulatory framework, specific plant design requirements, and emergency preparedness and actions. STPNOC expects the report to be the first step in a longer-term review that the NRC will conduct, along with seeking broad stakeholder input. STPNOC continues to apply lessons learned and work with regulators and industry organizations on appropriate assessments and actions.
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
South Central Region
On December 1, 2012, MISO assumed the role of independent coordinator of transmission for Entergy. Additionally, Entergy has obtained conditional regulatory approvals to transfer functional control of its transmission assets to MISO, with a target date for joining of December 2013.  The Company's South Central region is dependent upon Entergy's transmission system to conduct its business, and thus would necessarily move with Entergy into MISO.  To date, the Company has publicly supported the transition of Entergy into MISO, based largely on the Company's positive experience with proven Day 2 Markets, such as MISO.  The Company has been an active participant in the stakeholder processes surrounding Entergy's integration into MISO, including the discussions involving MISO's allocation of financial transmission rights upon integration, and is working to mitigate any potential negative economic impacts of the MISO integration.
Environmental Matters
NRG is subject to a wide range of federal, state and local environmental laws in the development, ownership, construction and operation of projects in the United States and Australia. These laws generally require that governmental permits and approvals be obtained before construction and maintained during operation of power plants. Environmental laws have become increasingly stringent and NRG expects this trend to continue. The electric generation industry will face new requirements to address air emissions, climate change, ash (and other wastes), water use, water discharges, and threatened and endangered species. In general, future laws are expected to require adding emission controls or other environmental controls or impose restrictions on the Company's operations. Complying with environmental requirements involves significant capital and operating expenses. NRG decides to invest capital for environmental controls based on relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.

Climate Change — NRG emits GHGs in the process of generating electricity. The following graphs illustrate the reduction in CO2, which makes up greater than 99% of the Company's GHG emissions, from 2000 to the present. GenOn's CO2 emissions for 2011 and 2012 are shown separately (in the graph below) and starting with 2013 historical emissions for the combined company will be presented. NRG anticipates reductions in its future emissions profile as the Company implements its strategy to add more renewable sources like wind and solar, modernize the fleet through repowering, improve generation efficiencies, explore methods to capture CO2, and seek ways to offset GHGs.

In April 2012, the EPA proposed a rule under the NSPS section of the CAA, to limit the CO2 emissions from certain new fossil-fuel-fired electric generating units. The proposed limit is 1,000 pounds of CO2 per MWh, about the emission rate of a combined cycle gas turbine and cannot be achieved by coal-fired units without carbon capture and storage technology. The proposed rule does not apply to simple cycle combustion turbines or modified existing units. The proposed standard is in effect until the final rule is published. The Company expects the EPA to issue another rule that will require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities.

The impact from legislation or federal, regional or state regulation of GHGs on the Company's financial performance will depend on a number of factors, including the regulatory design, level of GHG reductions, the applicability of offsets, and the extent to which NRG would be entitled to receive CO2 emissions credits without having to purchase them in an auction or on the open market. Thereafter, under any such legislation or regulation, the impact on NRG would depend on the Company's level of success in developing and deploying low and no carbon technologies.
Federal Environmental Initiatives
Environmental Regulatory Landscape — A number of regulations with the potential to affect the Company and it's facilities are in development or under review by the EPA: NSPS for GHGs, NAAQS revisions and implementation, coal combustion byproducts regulation, effluent guidelines and once-through cooling regulations. While most of these regulations have been considered for some time, the outcomes and any resulting impact on NRG cannot be fully predicted until the rules are finalized (and any resulting legal challenges resolved).
Air
The CAA and the resulting regulations (as well as similar state and local requirements) have the potential to impact air emissions, operating practices and pollution control equipment at power plants. Under the CAA, the EPA sets NAAQS for certain pollutants including SO2, ozone, and PM2.5. Most of the Company's facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS have become more stringent and NRG expects that trend to continue. The Company expects increased regulation at both the federal and state levels of its air emissions and maintains a comprehensive compliance strategy to address these continuing and new requirements. Complying with increasingly stringent NAAQS may require the installation of additional emissions control equipment at some NRG facilities. Significant air regulatory programs to which the Company is subject are described below.
Mercury Air Toxic Standards — In February 2012, EPA promulgated standards to control emissions of HAPs from coal and oil-fired electric generating units. The MATS rule establishes limits for mercury, non-mercury metals, certain organics and acid gases, which limits must be met beginning in April 2015. NRG expects to meet these standards with the addition of controls, continued use of PRB coal in Louisiana, New York and Texas, and the retirement of some coal-fired units. NRG does not anticipate any plant impairments or capital expenditures beyond the current environmental capital expenditures schedule and planned retirements of Avon Lake, Niles, Portland, New Castle, and Titus to comply with MATS.
Cross-State Air Pollution Rule — In 2005, EPA promulgated CAIR which established SO2 and NOx cap-and-trade programs applicable directly to states and indirectly to generating facilities in the eastern United States. In July 2008, the D.C. Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated CAIR. In December 2008 the D.C. Circuit issued a second opinion that simply remanded the case to the EPA without vacating CAIR.

In August 2011, EPA finalized CSAPR, which was intended to replace CAIR starting in 2012. It was designed to address interstate SO2 and NOx emissions from certain power plants in the eastern half of the United States. In September 2011, GenOn and others asked the D.C. Circuit to stay and vacate CSAPR because, among other reasons, the rule circumvents the state implementation plan process expressly provided for in the CAA, affords affected parties no time to install compliance equipment before the compliance period starts and includes numerous material changes from the proposed rule, which deprived parties of an opportunity to provide comments. In December 2011, the court ordered the EPA to stay implementation of CSAPR and to keep CAIR in place until the court ruled on the legal deficiencies alleged with respect to CSAPR. In August 2012, the D.C. Circuit issued an opinion vacating CSAPR and keeping CAIR in place. In October 2012, the EPA filed a petition asking the D.C. Circuit to rehear the case en banc, which was denied in January 2013.
 Byproducts, Wastes, Hazardous Materials and Contamination
In June 2010, the EPA proposed two alternatives for regulating byproducts of coal combustion (e.g., ash and gypsum) under the RCRA. Under the first proposal, these byproducts would be regulated as solid wastes. Under the second proposal, these byproducts would be regulated as “special wastes” in a manner similar to the regulation of hazardous waste with an exception for certain types of beneficial use of these byproducts. The second alternative would impose significantly more stringent requirements on and increase materially the cost of disposal of coal combustion byproducts.

Domestic Site Remediation Matters
Under certain federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products at the facility. NRG may also be responsible for property damage, personal injury and investigation and remediation costs incurred by a party in connection with hazardous material releases or threatened releases. These laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended by the Superfund Amendments and Reauthorization Act of 1986, or SARA, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and the courts have interpreted liability under such laws to be strict (without fault) and joint and several. Cleanup obligations can often be triggered during the closure or decommissioning of a facility, in addition to spills or other occurrences during its operations. Further discussions of affected NRG sites can be found in Item 15 — Note 23, Environmental Matters, to the Consolidated Financial Statements.
Nuclear Waste — The federal government's program to construct a nuclear waste repository at Yucca Mountain, Nevada was discontinued in 2010. In order to meet the federal government's obligations to safely manage spent nuclear fuel, or SNF, and high-level radioactive waste, or HLW, under the U.S. Nuclear Waste Policy Act of 1982, or the Act, the U.S. DOE established a blue ribbon commission to explore alternatives. Also consistent with the Act, owners of nuclear plants, including the owners of STP, entered into contracts setting out the obligations of the owners and the U.S. DOE, including the fees to be paid by the owners for the U.S. DOE's services. Since 1998, the U.S. DOE has been in default on its obligations to begin removing SNF and HLW from reactors, necessitating each site to take steps to construct interim spent fuel storage installations.
On February 5, 2013, STPNOC entered into a settlement agreement with the U.S. DOE for payment of damages relating to the U.S. DOE's failure to accept SNF and HLW under the Act through December 31, 2013. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the United States, nor has the NRC licensed any such facilities. STPNOC currently stores all SNF generated by its nuclear generating facilities in on-site storage pools.  Since STPNOC's SNF storage pools generally do not have sufficient storage capacity for the life of the units, STPNOC is evaluating alternatives with respect to on-site storage of SNF and expects to pursue dry cask storage.  STPNOC plans to continue to assert claims against the U.S. DOE for damages relating to the U.S. DOE's failure to accept SNF and HLW.
Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the state of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. STP's warehouse capacity is adequate for on-site storage until a site in Andrews County, Texas becomes fully operational.
Water
Clean Water Act — The Company is required under the CWA to comply with intake and discharge requirements, requirements for technological controls and operating practices. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This includes regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the CWA (the 316(b) regulations). In April 2011, the EPA proposed a 316(b) rule that would apply to virtually all existing facilities, including power plants that use cooling water intake structures to withdraw water from waters of the United States. That proposal would impose national standards for reducing mortality from impingement and entrainment of organisms. The final rule may differ from the proposal as a result of the public comment process. States such as California and New York moved ahead with their own more stringent requirements for once-through cooled units, which may satisfy the requirements of the expected revised 316(b) Rule. NRG expects to comply with the applicable requirements with a mix of intake and operational modifications.

Regional Environmental Initiatives
East
On February 7, 2013, RGGI, Inc. released a proposed model rule that if promulgated by the nine member states would dramatically reduce the CO2 cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. The Company is evaluating the effect on our units located in Connecticut, Delaware, Maryland, Massachusetts and New York.
On July 20, 2011, the NYDEC announced the State's final policy on cooling water intake structures, confirming the Company's planned capital expenditure for cooling water intakes in that state. The Company expects to comply with these requirements with a mix of intake modifications already included in the planned environmental capital expenditures and operational changes.
In April 2009, the NJDEP finalized a regulation requiring a two-phased reduction in NOx emission from combustion turbines. The Company's planned capital expenditures include installation of controls at Sayreville and Gilbert by the 2014 compliance date.
The Maryland Healthy Air Act was enacted in 2006 and required staged reductions of SO2, NOx and mercury emissions from certain large coal fired facilities with a final reduction for SO2 and mercury in 2013. The balance of the Maryland coal units control investment took place in 2012 and the Maryland coal units are capable of complying with limits that took effect in 2013.
The MDE sued GenOn for alleged violations of water pollution laws at three fly ash disposal sites in Maryland: Faulkner (2008/2011), Brandywine (2010), and Westland (2012).  The plants have since discontinued use of the Faulkner disposal site and opened a new, state of the art carbon burnout facility at its Morgantown plant that allows greater beneficial use (as a cement substitute of the flyash).  A detailed discussion on the legal proceedings can be found in Item 3 — Legal Proceedings, Maryland Fly Ash Facilities.
South Central
On February 11, 2009, the U.S. DOJ acting at the request of the EPA commenced a lawsuit against Louisiana Generating, LLC in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant.  This is the same matter for which NOVs were issued to LaGen on February 15, 2005, and on December 8, 2006.  On November 20, 2012, the U.S. DOJ lodged a Consent Decree to resolve the complaint.  Further discussion can be found in Item 3 — Legal Proceedings, United States of America v. Louisiana Generating, LLC.
West
The California Air Resources Board adopted the state's GHG cap-and-trade program under Assembly Bill 32, or AB32, on October 20, 2011. Participation by the electric generation sector began in 2013. The Company does not expect implementation of the GHG cap-and-trade program in California to have a significant adverse financial impact on the Company for a variety of reasons, including the fact that the portion of NRG's California portfolio that is merchant consists mainly of natural gas-fired facilities and the market price of power when dispatched is expected to have embedded in it the market price of allowances. The contracted portion of most of NRG's portfolio included pass-through language with respect to the obligation to purchase allowances. New NRG renewable projects in California markets will support AB32 requirements for the increased use of renewable energy.
The California statewide policy to mitigate once-through cooling was effective as of October 1, 2010. NRG's affected plants submitted alternative plans to meet equivalent mitigation criteria which are reflected in the current schedule of environmental capital expenditures. Specified compliance dates for NRG's power plants are: El Segundo- December 31, 2015; Contra Costa, Encina and Pittsburg - December 31, 2017; and Mandalay and Ormond Beach - December 31, 2020.
Environmental Capital Expenditures
Based on current rules, technology and plans, as well as preliminary plans based on proposed rules, NRG estimates that environmental capital expenditures from 2013 through 2017 required to comply with environmental laws will be approximately $630 million, consisting of $398 million for legacy NRG facilities and $232 million for GenOn facilities. These costs are primarily associated with controls to satisfy MATS at Big Cajun II, W.A. Parish, Limestone, and Conemaugh and NOx controls at Sayreville and Gilbert. The decrease from NRG's previous estimate is a result of changes in technology related to MATS compliance at Big Cajun II- Unit 3, and shifts in compliance schedules. Testing and engineering to finalize cost estimates related to further changes on the Big Cajun II MATS compliance plan and the recent Consent Decree lodged in United States of America v. Louisiana Generating, LLC are underway, but costs are not expected to exceed the current plan. NRG continues to explore cost effective compliance alternatives to reduce costs.

NRG's current contracts with the Company's rural electric cooperative customers in the South Central region allow for recovery of a portion of the environmental capital costs incurred as the result of complying with any change in environmental law. Cost recoveries begin once the environmental equipment becomes operational and include a capital return. The actual recoveries will depend, among other things, on the timing of the completion of the capital projects and the remaining duration of the contracts.
Employees
As of December 31, 2012, NRG had 8,792 employees, approximately 35% of whom were covered by U.S. bargaining agreements. During 2012, the Company did not experience any labor stoppages or labor disputes at any of its facilities.
Available Information
NRG's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's website, www.nrgenergy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, and other information regarding the Company on the Company's website.

Item 1A — Risk Factors Related to NRG Energy, Inc.
The Merger may not achieve its anticipated results, and NRG may be unable to integrate the operations of GenOn in the manner expected.
NRG and GenOn entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger depends on whether the businesses of NRG and GenOn can be integrated in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of NRG's businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the Company's ability to achieve the anticipated benefits of the Merger. NRG may have difficulty addressing possible differences in corporate cultures and management philosophies. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect NRG's future business, financial condition, operating results and prospects.
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
A significant percentage of the Company's domestic revenues are derived from baseload power plants that are fueled by coal. In many of the competitive markets where NRG operates, the price of power typically is set by natural gas-fired power plants that generally have higher variable costs than NRG's coal-fired power plants. This allows the Company's coal generation assets to earn attractive operating margins compared to plants fueled by natural gas. A decrease in natural gas prices could result in a corresponding decrease in the market price of power that could significantly reduce the operating margins of the Company's baseload generation assets and materially and adversely impact its financial performance. At low enough natural gas prices, gas plants become more economical than coal generation.  In such a price environment, the Company's coal units cycle more often or even shut down until prices or load increases enough to justify running them again.
In addition, because changes in power prices in the markets where NRG operates are generally correlated with changes in natural gas prices, NRG's hedging portfolio includes natural gas derivative instruments to hedge power prices for its coal and nuclear generation. If this correlation between power prices and natural gas prices is not maintained and a change in gas prices is not proportionately offset by a change in power prices, the Company's natural gas hedges may not fully cover this differential. This could have a material adverse impact on the Company's cash flow and financial position.

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

•	electric supply disruptions, including plant outages and transmission disruptions;

•	changes in power transmission infrastructure;

•	fuel transportation capacity constraints;

•	weather conditions;

•	changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices;

•	development of new fuels and new technologies for the production of power;

•	development of new technologies for the production of natural gas;

•	regulations and actions of the ISOs; and

•	federal and state power market and environmental regulation and legislation.
These factors have caused the Company's operating results to fluctuate in the past and will continue to cause them to do so in the future.
NRG's costs, results of operations, financial condition and cash flows could be adversely impacted by disruption of its fuel supplies.
NRG relies on coal, oil and natural gas to fuel a majority of its power generation facilities. Delivery of these fuels to the facilities is dependent upon the continuing financial viability of contractual counterparties as well as upon the infrastructure (including rail lines, rail cars, barge facilities, roadways, riverways and natural gas pipelines) available to serve each generation facility. As a result, the Company is subject to the risks of disruptions or curtailments in the production of power at its generation facilities if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure.
NRG has sold forward a substantial portion of its coal and nuclear power in order to lock in long-term prices that it deemed to be favorable at the time it entered into the forward sale contracts. In order to hedge its obligations under these forward power sales contracts, the Company has entered into long-term and short-term contracts for the purchase and delivery of fuel. Many of the forward power sales contracts do not allow the Company to pass through changes in fuel costs or discharge the power sale obligations in the case of a disruption in fuel supply due to force majeure events or the default of a fuel supplier or transporter. Disruptions in the Company's fuel supplies may therefore require it to find alternative fuel sources at higher costs, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Any such event could have a material adverse effect on the Company's financial performance.
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
A substantial portion of the output from NRG's coal and nuclear facilities has been sold forward under fixed price power sales contracts through 2014, and the Company also sells forward the output from its intermediate and peaking facilities when it deems it commercially advantageous to do so. Because the obligations under most of these agreements are not contingent on a unit being available to generate power, NRG is generally required to deliver power to the buyer, even in the event of a plant outage, fuel supply disruption or a reduction in the available capacity of the unit. To the extent that the Company does not have sufficient lower cost capacity to meet its commitments under its forward sale obligations, the Company would be required to supply replacement power either by running its other, higher cost power plants or by obtaining power from third-party sources at market prices that could substantially exceed the contract price. If NRG fails to deliver the contracted power, it would be required to pay the difference between the market price at the delivery point and the contract price, and the amount of such payments could be substantial.
In the South Central region, NRG has long-term contracts with rural cooperatives that require it to serve all of the cooperatives' requirements at prices that generally reflect the costs of coal-fired generation. During limited peak demand periods, the load requirements of these contract customers exceed the capacity of NRG's coal-fired Big Cajun II plant. During such peak demand periods, NRG employs its intermediate and/or peaking facilities.  Depending upon the then-current gas commodity pricing, NRG's financial returns from its South Central region could be negatively impacted for a limited period if the cost of its intermediate and/or peaking power is at higher prices than can be recovered under the Company's contracts.
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
NRG generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivatives are accounted for in accordance with the Financial Accounting Standards Board, or FASB, ASC 815, Derivatives and Hedging, or ASC 815, which requires the Company to record all derivatives on the balance sheet at fair value with changes in the fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings, unless the derivative qualifies for cash flow hedge accounting treatment. Whether a derivative qualifies for cash flow hedge accounting treatment depends upon it meeting specific criteria used to determine if the cash flow hedge is and will remain appropriate for the term of the derivative. All economic hedges may not necessarily qualify for cash flow hedge accounting treatment. As a result, the Company's quarterly and annual results are subject to significant fluctuations caused by changes in market prices.
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
The Company is developing or constructing new generation facilities, improving its existing facilities; and adding environmental controls to its existing facilities. The development, construction, expansion, modification and refurbishment of power generation facilities involve many additional risks, including:

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
NRG cannot predict at this time the outcome of the ongoing efforts by the CFTC to implement the Dodd-Frank Act and to increase the regulation of over-the-counter derivatives including those related to energy commodities. The CFTC efforts are seeking, among other things, increased clearing of such derivatives through clearing organizations and the increased standardization of contracts, products, and collateral requirements. Such changes could negatively impact NRG's ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, limiting NRG's ability to utilize liens as collateral and decreasing liquidity in the forward commodity markets. The Company expects that in 2013 the CFTC will clarify the scope of the Dodd-Frank Act and issue final rules concerning margin requirements for transactions and other issues that will affect the Company's over-the-counter derivatives trading.
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
NRG is subject to environmental laws that impose extensive and increasingly stringent requirements on the Company's ongoing operations, as well as potentially substantial liabilities arising out of environmental contamination. These environmental requirements and liabilities could adversely impact NRG's results of operations, financial condition and cash flows.
NRG's business is subject to the environmental laws of Australian and U.S., federal, state and local authorities. The Company must comply with numerous environmental laws and obtain numerous governmental permits and approvals to build and operate the Company's plants. Should NRG fail to comply with any environmental requirements that apply to its operations, the Company could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail the Company's operations. In addition, when new requirements take effect or when existing environmental requirements are revised, reinterpreted or subject to changing enforcement policies, NRG's business, results of operations, financial condition and cash flows could be adversely affected.
Environmental laws and regulations have generally become more stringent over time, and the Company expects this trend to continue. Regulations currently under revision by the EPA, including the 316(b) rule to mitigate impact by once-through cooling, could result in more stringent standards or reduced compliance flexibility. While the NRG fleet employs advanced controls, new regulations to address the ever more stringent NAAQS, limit GHG emissions, or restrict ash handling at coal-fired power plants could also further affect plant operations.
Policies at the national, regional and state levels to regulate GHG emissions, as well as climate change, could adversely impact NRG's results of operations, financial condition and cash flows.
NRG's GHG emissions for 2012 can be found in Item 1, Business - Environmental Matters. The impact of further legislation or regulation of GHGs on the Company's financial performance will depend on a number of factors, including the level of GHG standards, the extent to which mitigation is required, the applicability of offsets, and the extent to which NRG would be entitled to receive CO2 emissions credits without having to purchase them in an auction or on the open market.
The Company operates generating units in Connecticut, Delaware, Maryland, Massachusetts, and New York that are subject to RGGI, which is a regional cap and trade system. In February 2013, RGGI, Inc. released a model rule that if adopted by the member states would reduce the number of allowances available and potentially increase the price of each allowance. The impact on future power prices could adversely impact NRG's results of operations, financial condition and cash flows.
The California CO2 cap and trade program for electric generating units greater than 25 MW commenced in 2013. The impact on the Company depends on the cost of the allowances and the ability to pass these costs through to customers.
GHG emissions from power plants are regulated under various section of the CAA. In 2012, EPA proposed stringent standards for GHG emissions from certain new fossil-fueled electric generating units (simple-cycle CTs are not covered). The proposed standard is in effect until the rule is finalized. The Company expects EPA to issue another rule that will require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities at some future date. This rule could adversely impact NRG's results of operations, financial condition and cash flows.

Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, the Company's route to market or access to customers, i.e., transmission and distribution lines, or critical plant assets. To the extent that climate change contributes to the frequency or intensity of weather related events, NRG's operations and planning process could be impacted.
NRG's business, financial condition and results of operations could be adversely impacted by strikes or work stoppages by its unionized employees or inability to replace employees as they retire.
As of December 31, 2012, approximately 51% of NRG's employees at its U.S. generation plants were covered by collective bargaining agreements. In the event that the Company's union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, NRG would be responsible for procuring replacement labor or the Company could experience reduced power generation or outages. NRG's ability to procure such labor is uncertain. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. In addition, a number of the Company's employees at NRG's plants are close to retirement. The Company's inability to replace those workers could create potential knowledge and expertise gaps as those workers retire.
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
NRG's substantial debt could have negative consequences, including:

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

•	limiting NRG's ability to enter into long-term power sales or fuel purchases which require credit support;

•	exposing NRG to the risk of increased interest rates because certain of its borrowings, including borrowings under its senior secured credit facility are at variable rates of interest;

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
A valuation allowance may be required for NRG's deferred tax assets.

A valuation allowance may need to be recorded against deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. A valuation allowance related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels. In the event that the Company determines that it would not be able to realize all or a portion of its net deferred tax assets in the future, the Company would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on the Company's financial condition and results of operations.

Volatile power supply costs and demand for power could adversely affect the financial performance of NRG's Retail Business.
Although NRG is the primary provider of the Retail Business supply requirements, the Retail Business purchases a significant portion of its supply requirements from third parties. As a result, financial performance depends on its ability to obtain adequate supplies of electric generation from third parties at prices below the prices it charges its customers. Consequently, the Company's earnings and cash flows could be adversely affected in any period in which the Retail Business power supply costs rise at a greater rate than the rates it charges to customers. The price of power supply purchases associated with the Retail Business's energy commitments can be different than that reflected in the rates charged to customers due to, among other factors:

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
Significant events beyond the Company's control, such as hurricanes and other weather-related problems or acts of terrorism, could cause a loss of load and customers and thus have a material adverse effect on the Company's Retail Business.
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
The Company's Retail Business may lose a significant number of retail customers due to competitive marketing activity by other retail electricity providers which could adversely affect the financial performance of NRG's Retail Business.
The Retail Business faces competition for customers. Competitors may offer lower prices and other incentives, which may attract customers away from the Retail Business. In some retail electricity markets, the principal competitor may be the incumbent retail electricity provider. The incumbent retail electricity provider has the advantage of long-standing relationships with its customers, including well-known brand recognition. Furthermore, the Retail Business may face competition from a number of other energy service providers, other energy industry participants, or nationally branded providers of consumer products and services who may develop businesses that will compete with NRG and its Retail Business.
The Company's Retail Business is subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to its reputation and/or the results of operations of the Retail Business.
The Retail Business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, drivers license numbers, social security numbers and bank account information. The Retail Business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the Retail Business. If a significant breach occurred, the reputation of NRG and the Retail Business may be adversely affected, customer confidence may be diminished, or NRG and the Retail Business may be subject to legal claims, any of which may contribute to the loss of customers and have a negative impact on the business and/or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
This Annual Report on Form 10-K of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors Related to NRG Energy, Inc. and the following:

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

•	NRG's ability to achieve its strategy of regularly returning capital to stockholders;

•	NRG's ability to maintain retail market share;

•	NRG's ability to successfully evaluate investments in new business and growth initiatives;

•	NRG's ability to successfully integrate and manage any acquired businesses;

•	NRG's ability to develop and maintain successful partnering relationships; and

•	NRG's ability to integrate the businesses and realize cost savings related to the merger with GenOn Energy, Inc.
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

Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of NRG's interests in facilities, operations and/or projects owned or leased as of December 31, 2012. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's ownership position excluding capacity from inactive/mothballed units as of December 31, 2012. The following table summarizes NRG's power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned(a)(b)		Net Generation Capacity (MW) (c)	Primary Fuel-type
Texas Region:
Cedar Bayou, Baytown, TX	ERCOT	100.0		1,495	Natural Gas
Cedar Bayou 4, Baytown, TX	ERCOT	50.0		260	Natural Gas
Greens Bayou, Houston, TX	ERCOT	100.0		660	Natural Gas
Limestone, Jewett, TX	ERCOT	100.0		1,690	Coal
San Jacinto, LaPorte, TX	ERCOT	100.0		160	Natural Gas
South Texas Project, Bay City, TX (d)	ERCOT	44.0		1,175	Nuclear
S. R. Bertron, Deer Park, TX (e)	ERCOT	100.0		765	Natural Gas
T. H. Wharton, Houston, TX	ERCOT	100.0		1,025	Natural Gas
W. A. Parish, Thompsons, TX	ERCOT	100.0		2,505	Coal
W. A. Parish, Thompsons, TX	ERCOT	100.0		1,145	Natural Gas
	Total Texas Region:			10,880
East Region:
Arthur Kill, Staten Island, NY	NYISO	100.0		860	Natural Gas
Astoria Gas Turbines, Queens, NY	NYISO	100.0		475	Natural Gas
Aurora, IL	PJM	100.0		880	Natural Gas
Avon Lake, OH (f)	PJM	100.0		730	Coal
Avon Lake, OH	PJM	100.0		20	Oil
Blossburg, PA	PJM	100.0		20	Natural Gas
Bowline, West Haverstraw, NY	NYISO	100.0		755	Natural Gas
Brunot Island, Pittsburg, PA	PJM	100.0		260	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.0		1,110	Oil
Chalk Point, Aquasco, MD	PJM	100.0		665	Coal
Chalk Point, Aquasco, MD	PJM	100.0		1,690	Natural Gas
Cheswick, Springdale, PA	PJM	100.0		565	Coal
Conemaugh, New Florence, PA	PJM	20.2	(a)	340	Coal
Conemaugh, New Florence, PA	PJM	20.2	(a)	5	Oil
Connecticut Jet Power, CT (four sites)	ISO-NE	100.0		140	Oil
Devon, Milford, CT	ISO-NE	100.0		135	Oil
Dickerson, MD	PJM	100.0	(b)	535	Coal
Dickerson, MD	PJM	100.0	(b)	310	Natural Gas
Dunkirk, NY	NYISO	100.0		150	Coal
GenConn Devon, Milford, CT	ISO-NE	50.0		95	Oil
GenConn Middletown, CT	ISO-NE	50.0		95	Oil
Gilbert, Milford, NJ (f)	PJM	100.0		535	Natural Gas
Glen Gardner, NJ (f)	PJM	100.0		160	Natural Gas
Hamilton, East Berlin, PA	PJM	100.0		20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.0		810	Natural Gas
Hunterstown, CTS, Gettysburg, PA	PJM	100.0		60	Natural Gas
Huntley, Tonawanda, NY	NYISO	100.0		380	Coal
Indian River, Millsboro, DE (g)	PJM	100.0		550	Coal

Indian River, Millsboro, DE	PJM	100.0		15	Oil
Kendall, Cambridge, MA	ISO-NE	100.0		260	Natural Gas
Keystone, Shelocta, PA	PJM	20.4	(a)	345	Coal
Keystone, Shelocta, PA	PJM	20.4	(a)	5	Oil
Martha's Vineyard, MA	ISO-NE	100.0		15	Oil
Middletown, CT	ISO-NE	100.0		770	Oil
Montville, Uncasville, CT	ISO-NE	100.0		495	Oil
Morgantown, Newburg, MD	PJM	100.0	(b)	1,230	Coal
Morgantown, Newburg, MD	PJM	100.0	(b)	250	Oil
Mountain, Mount Holly Springs, PA	PJM	100.0		40	Oil
New Castle, West Pittsburgh, PA (f)	PJM	100.0		325	Coal
New Castle, West Pittsburgh, PA (f)	PJM	100.0		5	Oil
Niles, OH	PJM	100.0		25	Oil
Norwalk Harbor, So. Norwalk, CT	ISO-NE	100.0		340	Oil
Orrtana, PA	PJM	100.0		20	Oil
Oswego, NY	NYISO	100.0		1,630	Oil
Osceola, Holopaw, FL	FRCC	100.0		460	Natural Gas
Portland, Mouth Bethel, PA (f)	PJM	100.0		400	Coal
Portland, Mouth Bethel, PA	PJM	100.0		170	Oil
Sayreville, NJ	PJM	100.0		225	Natural Gas
Seward, New Florence, PA	PJM	100.0		525	Coal
Shawnee, East Stroudsburg, PA	PJM	100.0		20	Oil
Shawville, PA (h)	PJM	100.0	(b)	600	Coal
Shawville, PA	PJM	100.0	(b)	5	Oil
Titus, Birdsboro, PA (f)	PJM	100.0		245	Coal
Titus, Birdsboro, PA	PJM	100.0		30	Oil
Tolna, Stewardstown, PA	PJM	100.0		40	Oil
Vienna, MD	PJM	100.0		165	Oil
Warren, PA	PJM	100.0		55	Natural Gas
Werner, South Amboy, NJ (f)	PJM	100.0		210	Oil
	Total East Region:			21,270
South Central Region:
Bayou Cove, Jennings, LA	SERC-Entergy	100.0		300	Natural Gas
Big Cajun I, Jarreau, LA	SERC-Entergy	100.0		430	Natural Gas
Big Cajun II, New Roads, LA	SERC-Entergy	85.8	(i)	1,495	Coal
Choctaw, French Camp, MS	SERC-Entergy	100.0		800	Natural Gas
Cottonwood, Deweyville, TX	SERC-Entergy	100.0		1,265	Natural Gas
Rockford, IL	PJM	100.0		450	Natural Gas
Sabine Cogen, Orange, TX	SERC-Entergy	50.0		55	Natural Gas
Shelby County, Neoga, IL	MISO	100.0		345	Natural Gas
Sterlington, LA	SERC-Entergy	100.0		175	Natural Gas
	Total South Central Region:			5,315
West Region:
Contra Costa, Antioch, CA (f)	CAISO	100.0		675	Natural Gas
Coolwater, Dagget, CA	CAISO	100.0		635	Natural Gas
El Segundo Power, CA (j)	CAISO	100.0		670	Natural Gas
Ellwood, Goleta, CA	CAISO	100.0		55	Natural Gas
Encina, Carlsbad, CA	CAISO	100.0		965	Natural Gas
Etiwanda, Rancho Cucamonga, CA	CAISO	100.0		640	Natural Gas
Long Beach, CA	CAISO	100.0		260	Natural Gas

Mandalay, Oxnard, CA	CAISO	100.0	560	Natural Gas
Ormond Beach, Oxnard, CA	CAISO	100.0	1,515	Natural Gas
Pittsburg, CA	CAISO	100.0	1,310	Natural Gas
Saguaro Power Co., Henderson, NV	WECC	50.0	45	Natural Gas
San Diego Combustion Turbines, CA (three sites) (k)	CAISO	100.0	190	Natural Gas
	Total West Region:		7,520
Alternative Energy:
Agua Caliente, Dateland, AZ	CAISO/WECC	51.0	130	Solar
Avenal, CA	CAISO	50.0	25	Solar
Avra Valley, Pima County, AZ	WECC	100.0	25	Solar
Blythe, CA	CAISO	100.0	20	Solar
California Valley Solar Ranch, San Luis Obispo County, CA	CAISO/WECC	100.0	125	Solar
Distributed Solar, AZ	AZNMSN/WECC	100.0	40	Solar
Roadrunner, Santa Teresa, NM	EPE	100.0	20	Solar
Elbow Creek Wind Farm, Howard County, TX	ERCOT	100.0	125	Wind
Langford Wind Farm, Christoval, TX	ERCOT	100.0	150	Wind
Sherbino Wind Farm, Pecos County, TX	ERCOT	50.0	75	Wind
South Trent Wind Farm, Sweetwater, TX	ERCOT	100.0	100	Wind
	Total Alternative Energy:		835
Other Conventional Generation:
Paxton Creek Cogeneration, Harrisburg, PA	PJM	100.0	10	Natural Gas
Dover Cogeneration, DE	PJM	100.0	15	Coal
Dover Cogeneration, DE	PJM	100.0	90	Natural Gas
Princeton Hospital, NJ (l)	PJM	100.0	5	Natural Gas
Gladstone Power Station, Queensland, Australia	Enertrade/Boyne Smelter	37.5	605	Coal
	Total Other:		725
Total NRG Generation Capacity:			46,545

(a)
NRG has 16.5% and 16.7% leased interests in the Conemaugh and Keystone facilities, respectively, as well as 3.7% ownership interests in each facility. NRG operates the Conemaugh and Keystone facilities.

(b)
NRG leases 100% interests in the Dickerson and Morgantown coal generation units through facility lease agreements expiring in 2029 and 2034, respectively. NRG owns 310 MW and 250 MW of peaking capacity at the Dickerson and Morgantown generating facilities, respectively. NRG also leases a 100% interest in Shawville through a facility lease agreement expiring in 2026. NRG operates the Dickerson, Morgantown and Shawville facilities.

(c)
Actual capacity can vary depending on factors including weather conditions, operational conditions, and other factors. Additionally, ERCOT requires periodic demonstration of capability, and the capacity may vary individually and in the aggregate from time to time.

(d)	Generation capacity figure consists of the Company's 44% individual interest in the two units at STP.

(e)	The four S. R. Bertron steam units and blackstart unit are currently mothballed according to ERCOT protocols, but all operated in 2012.

(f)	NRG expects to deactivate net generation capacity at the following facilities acquired through the GenOn Merger:

Facility	Expected Deactivation Date	Net Generation Capacity (MW)
Avon Lake	April 2015	730
Contra Costa	May 2013	675
Gilbert	May 2015	190
Glen Gardner	May 2015	160
New Castle	April 2015	330
Portland	January 2015	400
Titus	April 2015	245
Werner	May 2015	210

(g)	NRG will deactivate the Indian River 150 MW Unit 3 by December 31, 2013.

(h)	NRG expects to place the coal-fired units at the Shawville generating facility (600 MW) in long-term protective layup in April 2015.

(i)	Units 1 and 2 owned 100.0%, Unit 3 owned 58.0%.

(j)
NRG is required to deactivate the 335 MW unit 3 within 90 days from the date of first fire of the second unit at the El Segundo Energy Center which is under construction.  This deactivation is currently estimated to occur by the end of the second quarter in 2013.

(k)	NRG operates these units, located on property owned by San Diego Gas & Electric, under a license agreement. The initial term of the license is set to end on December 31, 2013.

(l)	The output of Princeton Hospital is primarily dedicated to serving the hospital. Excess power is sold to the local utility under its state-jurisdictional tariff.

Thermal Facilities
The Company's thermal businesses in Pittsburgh, Harrisburg and San Francisco are regulated by their respective state's Public Utility Commission. The other thermal businesses are subject to contract terms with their customers.
The following table summarizes NRG's thermal steam and chilled water facilities as of December 31, 2012:

Name and Location of Facility	% Owned	Thermal Energy Purchaser	Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
NRG Energy Center Minneapolis, MN	100.0	Approx. 100 steam and 50 chilled water customers	334 141	Steam: 1,140 MMBtu/hr. Chilled Water: 40,200 tons
NRG Energy Center San Francisco, CA	100.0	Approx 175 steam customers	133	Steam: 454 MMBtu/hr.
NRG Energy Center Harrisburg, PA	100.0	Approx 140 steam and 3 chilled water customers	129 8	Steam: 440 MMBtu/hr. Chilled water: 2,400 tons
NRG Energy Center Phoenix, AZ	100.0 0%(a)	Approx 30 chilled water customers	106 28	Chilled water: 30,100 tons Chilled water: 8,000 tons
NRG Energy Center Pittsburgh, PA	100.0	Approx 25 steam and 25 chilled water customers	87 46	Steam: 296 MMBtu/hr. Chilled water: 12,920 tons
NRG Energy Center San Diego, CA	100.0	Approx 20 chilled water customers	26	Chilled water: 7,425 tons
NRG Energy Center Dover, DE	100.0	Kraft Foods Inc. and Procter & Gamble Company	22	Steam: 75 MMBtu/hr.
NRG Energy Center Princeton, NJ	100.0	Princeton HealthCare System	21 17	Steam: 72 MMBtu/hr. Chilled Water: 4,700 tons
		Total Generating Capacity (MWt)	1,098

(a)	Capacity available under right-to-use provision of the Chilled Water Service Agreement.

Other Properties
NRG owns 45 MW of Distributed Solar facilities, 40 MW of which is operational, at various locations throughout the United States, concentrated primarily in the West Region.
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
NRG leases its financial and commercial corporate headquarters offices at 211 Carnegie Center, Princeton, New Jersey, its operational headquarters in Houston, TX, its Retail Business offices and call centers, and various other office space.

Item 3 — Legal Proceedings
Public Utilities Commission of the State of California v. Long-Term Sellers of Long-Term Contracts to the California Department of Water Resources, FERC Docket No. EL02-60 et al. — This matter concerns, among other contracts and other defendants, the CDWR and its wholesale power contract with subsidiaries of WCP (Generation) Holdings, Inc., or WCP. The case originated with a February 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State of California. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that the FERC abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, the FERC rejected this complaint, denied rehearing, and the case was appealed to the U.S. Court of Appeals for the Ninth Circuit where oral argument was held on December 8, 2004.
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
This matter was extensively litigated and on March 22, 2012, NRG reached an agreement in principle with the CPUC to settle and resolve this matter, including all related claims, on behalf of NRG and on behalf of Dynegy. The agreement in principle was announced by the Company on March 23, 2012, as well as by the CPUC and by the California Governor's Office. The documented agreement was executed and submitted to the FERC on April 27, 2012 for its approval. The settlement agreement contains three material elements to be fulfilled over a four to six year period, depending upon several factors. First, the settlement agreement includes a $20 million cash payment due 30 days after the FERC approval. Second, it includes the construction and operation of a fee-based charging network, to be owned and operated by NRG subsidiary, eVgo, which will consist of at least 200 publicly available fast-charging electric vehicle stations installed at locations across California. Last, it calls for the wiring and associated work required to improve at least 10,000 individual parking spaces to allow for the charging of electric vehicles in at least 1,000 multi-family complexes, worksites, and public interest locations such as community colleges, public universities, and public or non-profit hospitals. Although these improved newly wired parking spaces will continue to be owned by the local property owner, eVgo will have an 18-month exclusive right to obtain customers from these locations starting from the date of each completed installation. The expected $20 million cash payment was accrued and expensed in the statement of operations for the three months ended March 31, 2012. In addition, the Company expects to spend approximately $100 million over the next four to six year period, during which the Company will fulfill the other elements of the settlement, and will capitalize a substantial majority of the costs as property, plant and equipment, representing the costs to construct the charging network and the wiring, which will be productive assets. The Company will expense the costs to operate the assets as incurred. On May 24, 2012, ECOtality, Inc. filed a lawsuit against the CPUC challenging the settlement, which was effectively dismissed on October 12, 2012. The settlement agreement was approved by the FERC on November 2, 2012. Final settlement payment of $20 million was made on January 16, 2013. Given that there was no challenge to the FERC order approving the settlement in the statutory period, the order became final and non-appealable.
United States of America v. Louisiana Generating, LLC., U.S.D.C Middle District of Louisiana, Civil Action No. 09-100-RET-CN (filed February 11, 2009) — On February 11, 2009, the U.S. Department of Justice, or U.S. DOJ, acting at the request of the EPA sued Louisiana Generating, LLC, or LaGen, in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. This is the same matter for which Notices of Violation, or NOVs, were issued to LaGen on February 15, 2005, and on December 8, 2006. Specifically, it is alleged that in the late 1990s, several years prior to NRG's acquisition of the Big Cajun II power plant from the Cajun Electric bankruptcy and several years prior to the NRG bankruptcy, modifications were made to Big Cajun II Units 1 and 2 by the prior owners without appropriate or adequate permits and without installing and employing BACT to control emissions of nitrogen oxides and/or sulfur dioxides. The relief sought in the complaint included a request for an injunction to: (i) preclude the operation of Units 1 and 2 except in accordance with the CAA; (ii) order the installation of BACT on Units 1 and 2 for each pollutant subject to regulation under the CAA; (iii) obtain all necessary permits for Units 1 and 2; (iv) order the surrender of emission allowances or credits; (v) conduct audits to determine if any additional modifications have been made which would require compliance with the CAA's Prevention of Significant Deterioration program; (vi) award to the U.S. DOJ its costs in prosecuting this litigation; and (vii) assess civil penalties of up to $27,500 per day for each CAA violation found to have occurred between January 31, 1997, and March 15, 2004, up to $32,500 for each CAA violation found to have occurred between March 15, 2004, and January 12, 2009, and up to $37,500 for each CAA violation found to have occurred after January 12, 2009.

On January 20, 2012, the court scheduled a liability-phase trial for October 15, 2012, and a remedy-phase trial set to occur at a later date to be determined in the event of an adverse decision in a liability-phase trial. On October 17, 2012, prior to the start of the liability-phase trial which had been temporarily adjourned, the parties notified the court that they had reached an agreement on terms of a settlement. The terms of the agreement generally require LaGen to install certain emission control technologies, as well as pay a civil penalty of $3.5 million and complete mitigation projects of $10.5 million within five years of entry of the Consent Decree. On November 20, 2012, the U.S. DOJ lodged the Consent Decree with the court. On January 14, 2013, the court entered the parties' joint request for a continuance until April 22, 2013, so the Consent Decree could be published for public comment. No objections to the Decree were received during the public comment period. Further discussion on this matter can be found in Item 15 — Note 23, Environmental Matters - South Central Region.
Louisiana Generating, LLC and NRG Energy, Inc. v. Illinois Union Insurance Company, U.S.D.C. Middle District of Louisiana, Civil Action No. 10-516-JJB-SCR (filed August 9, 2010) — In a related matter, soon after the filing of the above referenced U.S. DOJ lawsuit, LaGen sought insurance coverage from its insurance carrier, Illinois Union Insurance Company, or ILU. ILU denied coverage and thereafter LaGen filed a lawsuit (which was consolidated with a prior suit filed by ILU) seeking a declaration that ILU must provide coverage to LaGen for the defense costs incurred in defending the U.S. DOJ lawsuit.  LaGen and ILU both filed motions for summary judgment and on January 30, 2012, the court issued an order granting LaGen's motion finding that ILU has a duty to defend LaGen. The trial court certified the summary judgment for immediate interlocutory appeal, and on May 25, 2012, ILU filed a petition with the U.S. Circuit Court of Appeals for the Fifth Circuit seeking to appeal the trial court's summary judgment ruling. The Fifth Circuit granted the petition on September 4, 2012. ILU filed a related notice of appeal on June 14, 2012, which also seeks review of the trial court's summary judgment ruling. The Company filed a motion to consolidate the two appeals which the court granted on October 24, 2012. The appellate argument before the Fifth Circuit is scheduled for March 6, 2013.
Big Cajun II Alleged Opacity Violations — On September 7, 2012, LaGen received a Consolidated Compliance Order & Notice of Potential Penalty, or CCO&NPP, from the LDEQ with the potential for penalties in excess of $100,000.  The CCO&NPP alleges there were opacity exceedance events from the Big Cajun II Power Plant on certain dates during the years 2007-2012.  On October 8, 2012, LaGen filed a Request for Administrative Adjudicatory hearing and is cooperating with the LDEQ and responding in good faith to the CCO&NPP.

Global Warming — In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a suit in the United States District Court for the Northern District of California against GenOn and 23 other electric generating and oil and gas companies. The lawsuit sought damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. In late 2009, the District Court ordered that the case be dismissed and the plaintiffs appealed. In September 2012, the United States Court of Appeals for the Ninth Circuit dismissed plaintiffs' appeal. In October 2012, the plaintiffs petitioned for en banc rehearing of the case; which petition was denied in November 2012. In February 2013, plaintiffs filed a petition with the U. S. Supreme Court seeking review of the decision from the U.S. Court of Appeals. The Company believes claims such as this lack legal merit.
Actions Pursued by MC Asset Recovery — Under the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006, or the Plan, the rights to certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is now governed by a manager who is independent of GenOn.  Under the Plan, any cash recoveries obtained by MC Asset Recovery from the actions transferred to it, net of fees and costs incurred in prosecuting the actions, are to be paid to the unsecured creditors of GenOn Energy Holdings in the Chapter 11 proceedings and the holders of the equity interests in GenOn Energy Holdings immediately prior to the effective date of the Plan except where such a recovery results in an allowed claim in the bankruptcy proceedings, as described below.  MC Asset Recovery is a disregarded entity for income tax purposes, and NRG, GenOn and GenOn Energy Holdings are responsible for income taxes related to its operations.  The Plan provides that GenOn Energy Holdings may not reduce payments to be made to unsecured creditors and former holders of equity interests from recoveries obtained by MC Asset Recovery for the taxes owed by GenOn Energy Holdings, if any, on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then GenOn Energy Holdings may reduce the payments by the amount of any taxes it will owe or NOLs it may utilize with respect to taxable income resulting from the amount in excess of $175 million.

One of the two remaining actions transferred to MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks (the Commerzbank Defendants) for alleged fraudulent transfers that occurred prior to the filing of GenOn Energy Holdings' bankruptcy proceedings.  In its amended complaint, MC Asset Recovery alleges that the Commerzbank Defendants in 2002 and 2003 received payments totaling approximately €153 million directly or indirectly from GenOn Energy Holdings under a guarantee provided by GenOn Energy Holdings in 2001 of certain equipment purchase obligations.  MC Asset Recovery alleges that at the time GenOn Energy Holdings provided the guarantee and made the payments to the Commerzbank Defendants, GenOn Energy Holdings was insolvent and did not receive fair value for those transactions.  In December 2010, the United States District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the United States District Court's dismissal of its complaint against the Commerzbank Defendants to the United States Court of Appeals for the Fifth Circuit.  In March 2012, the United States Court of Appeals for the Fifth Circuit reversed the United States District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims, the Commerzbank Defendants have asserted that they will seek to file claims in GenOn Energy Holdings' bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims on the ground that, among other things, the recovery of such amounts by MC Asset Recovery does not reinstate any enforceable pre-petition obligation that could give rise to a claim.  If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the Plan provides that the Commerzbank Defendants are entitled to the same distributions as previously made under the Plan to holders of similar allowed claims.  Holders of previously allowed claims similar in nature to the claims that the Commerzbank Defendants would seek to assert have received 43.87 shares of GenOn Energy Holdings common stock for each $1,000 of claim allowed by the Bankruptcy Court.  If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, the order entered by the Bankruptcy Court in December 2005, confirming the Plan provides that GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim rather than distribute such amount to the unsecured creditors and former equity holders as described above.
Pending Natural Gas Litigation — GenOn is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name a number of unaffiliated energy companies as parties. In July 2011, the judge in the United States District Court for the District of Nevada handling four of the five cases granted the defendants' motion for summary judgment dismissing all claims against GenOn in those cases. The plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit. In September 2012, the State of Nevada Supreme Court handling one of the five cases affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the United States Supreme Court. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
New Source Review Matters — The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review.” Since 2000, the EPA has made information requests concerning several of the Company's plants. The Company continues to correspond with the EPA regarding some of these requests. The EPA agreed to share information relating to its investigations with state environmental agencies. In 2005 and 2006, the Company received an NOV from the EPA alleging that past work at Big Cajun II violated regulations regarding new source review. In January 2009, the EPA issued an NOV alleging that past work at the Shawville, Portland and Keystone generating facilities violated regulations regarding new source review. In June 2011, the EPA issued an NOV alleging that past work at the Niles and Avon Lake generating facilities violated regulations regarding new source review.
In December 2007, the NJDEP sued GenOn in the United States District Court for the Eastern District of Pennsylvania, alleging that new source review violations occurred at the Portland generating facility. The suit seeks installation of BACT for each pollutant, to enjoin GenOn from operating the generating facility if it is not in compliance with the CAA and civil penalties. The suit also names past owners of the plant as defendants. In March 2009, the Connecticut Department of Environmental Protection became an intervening party to the suit. The Company believes that the work listed by the EPA and the work subject to the NJDEP suit were conducted in compliance with applicable regulations. However, any final finding that GenOn violated the new source review requirements could result in fines and penalties. This case is currently scheduled for a liability trial on April 22, 2013.

In addition, the NJDEP filed two administrative petitions with the EPA in 2010 alleging that the Portland generating facility's emissions were significantly contributing to nonattainment and/or interfering with the maintenance of certain NAAQS in New Jersey. In November 2011, the EPA published a final rule in response to one of the petitions that will require the two coal-fired units to reduce the maximum allowable SO2 emissions by about 60% starting in January 2013 and by about 80% starting in January 2015. In January 2012, the Company challenged the rule in the United States Court of Appeals for the Third Circuit. In 2013 and 2014, the Company has several compliance options that include using lower sulfur coals (although this may at times reduce how much the Company is able to generate) or running just one unit at a time. Starting in January 2015, these units will be subject to more stringent rate limits, which will require either material capital expenditures and higher operating costs or the retirement of these two units. The Company plans to deactivate these units in January 2015.
Cheswick Class Action Complaint — In April 2012, a putative class action lawsuit was filed in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents. The Company disputes these allegations. Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief. Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the Company's plant. In July 2012, the Company removed the lawsuit to the United States District Court for the Western District of Pennsylvania. In October 2012, the court granted the Company's motion to dismiss, which Plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit.
Cheswick Monarch Mine NOV — In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. The Company uses it for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it may assess a civil penalty in excess of $100,000. The Company contests the allegations in the NOV and has not agreed to such penalty. The Company is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.
Ormond Beach Alleged Federal Clean Water Act Violations — In October 2012, the Wishtoyo Foundation, a California-based cultural and environmental advocacy organization, through its Ventura Coastkeeper Program, filed suit in the United States District Court for the Central District of California regarding alleged violations of the Clean Water Act associated with discharges of stormwater from the Ormond Beach generating facility. The Wishtoyo Foundation alleges that elevated concentrations of pollutants in stormwater discharged from the Ormond Beach generating facility are affecting adjacent aquatic resources in violation of (a) the Statewide General Industrial Stormwater permit (a general National Pollution Discharge Elimination System permit issued by the California State Water Resources Control Board that authorizes stormwater discharges from industrial facilities in California) and (b) the state's Porter-Cologne Water Quality Control Act. The Wishtoyo Foundation further alleges that the Company has not implemented effective stormwater control and treatment measures and that the Company has not complied with the sampling and reporting requirements of the General Industrial Stormwater permit. The Company disputes these allegations.
Maryland Fly Ash Facilities — The Company has three fly ash facilities in Maryland: Faulkner, Westland and Brandywine. Fly ash from the Morgantown and Chalk Point generating facilities is disposed of at Brandywine. Fly ash from the Dickerson generating facility is disposed of at Westland. Fly ash is no longer disposed at the Faulkner facility. As described below, the MDE has sued GenOn MidAtlantic regarding Faulkner, Brandywine and Westland. The MDE also had threatened not to renew the water discharge permits for all three facilities.
Faulkner Litigation — In May 2008, the MDE sued GenOn MidAtlantic in the Circuit Court for Charles County, Maryland alleging violations of Maryland's water pollution laws at Faulkner. The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland's water quality criteria and without the appropriate NPDES permit. The MDE also alleged that GenOn MidAtlantic failed to perform certain sampling and reporting required under an applicable NPDES permit. The MDE complaint requested that the court (a) prohibit continuation of the alleged unpermitted discharges, (b) require GenOn MidAtlantic to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (c) assess civil penalties. In July 2008, GenOn MidAtlantic filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order. In January 2011, the MDE dismissed without prejudice its complaint and informed GenOn MidAtlantic that it intended to file a similar lawsuit in federal court. In May 2011, the MDE filed a complaint in the United States District Court for the District of Maryland alleging violations at Faulkner of the Clean Water Act and Maryland's Water Pollution Control Law. The MDE contends that (a) certain water discharges are not authorized by the existing permit and (b) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria. The complaint asks the court to, among other things, (a) enjoin further disposal of coal ash; (b) enjoin discharges that are not authorized by the existing permit; (c) require numerous technical studies; (d) impose civil penalties and (e) award MDE attorneys' fees. The Company disputes the allegations.

Brandywine Litigation — In April 2010, the MDE filed a complaint against GenOn MidAtlantic in the United States District Court for the District of Maryland asserting violations at Brandywine of the Clean Water Act and Maryland's Water Pollution Control Law. The MDE contends that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland's water quality criteria. The complaint requests that the court, among other things, (a) enjoin further disposal of coal combustion waste at Brandywine, (b) require the existing open disposal cells to be closed and capped within one year, (c) impose civil penalties and (d) award MDE attorneys' fees. The Company disputes the allegations. In September 2010, four environmental advocacy groups became intervening parties in the proceeding.
Westland Litigation — In January 2011, the MDE informed the Company that it intended to sue the Company for alleged violations at Westland of Maryland's water pollution laws, which suit was filed in United States District Court for the District of Maryland in December 2012.
Permit Renewals — In March 2011, the MDE tentatively determined to deny GenOn MidAtlantic's application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for the Chalk Point and Morgantown generating facilities. The MDE also had indicated that it was planning to deny the applications for the renewal of the water discharge permits for Faulkner and Westland. Denial of the renewal of the water discharge permit for the latter facility could result in a significant increase in operating expenses for the Dickerson generating facility.
Settlement — In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine, not to pursue its tentative denial of the Brandywine water discharge permit and not to act on renewal applications for Faulkner or Westland while settlement discussions occurred. As a condition to obtaining the stay, GenOn MidAtlantic agreed in principle to pay a civil penalty of $1.9 million if the matters were settled. In 2012, GenOn MidAtlantic agreed to pay an additional $0.6 million (for agreed prospective penalties while the settlement is implemented) if a comprehensive settlement is reached. The Company believes it is adequately reserved for such settlement. GenOn MidAtlantic also developed a technical solution, which includes installing synthetic caps on the closed cells of each of the three ash facilities, for which $47 million has been reserved. GenOn MidAtlantic has concluded settlement discussions with the MDE and signed a consent decree that when entered by the court will resolve these issues. In January 2013, the intervenors in the Brandywine case opposed entry of the consent decree. At this time, the Company cannot reasonably estimate the upper range of its obligation for remediating the sites because the Company has not: (a) finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (b) finalized with the MDE the standards to which it must remediate; and (c) identified the technologies required, if any, to meet the yet to be determined remediation standards at each site nor the timing of the design and installation of such technologies.
Brandywine Storm Damage and Ash Recovery — As a result of Hurricane Irene and Tropical Storm Lee in August and September 2011, an estimated 8,800 cubic yards of coal fly ash stored in one of the cells at the Brandywine ash disposal site flowed onto 18 acres of private property adjacent to the site. The Company has removed the released ash from the private property and completed the remaining clean-up activities. The Company believes it has recorded an adequate reserve in connection with claims associated with the costs to remove and clean up the ash.
Brandywine Filling of Wetlands — While expanding and installing a liner at the Brandywine ash disposal site, GenOn MidAtlantic inadvertently filled wetlands without having all of the requisite permits. The MDE also has alleged that GenOn MidAtlantic violated the notice requirements of the Company's sediment and erosion control plan. In July 2012, the MDE filed a complaint in the Circuit Court for Prince George's County, Maryland for civil penalties and injunctive relief in connection with the storm damage and the filling of the wetlands. GenOn MidAtlantic settled these matters by paying a fine of $300,000 in December 2012.
Energy Plus Holdings, LLC Purported Class Actions — Energy Plus is a defendant in six purported class action lawsuits, two in New York, two in New Jersey, and and two in Pennsylvania. The plaintiffs in those lawsuits generally allege that Energy Plus misrepresents that its rates are competitive in the market; fails to disclose that its rates are substantially higher than those in the market and that Energy Plus has engaged in deceptive practices in its marketing of energy services. Plaintiffs generally seek that these matters be certified as class actions, with treble damages, interest, costs, attorneys' fees, and any other relief that the court deems just and proper. In addition, on July 26, 2012, the Connecticut Attorney General and Office of Consumer Counsel filed a petition with the Connecticut Public Utilities Regulatory Authority seeking to investigate Energy Plus' marketing practices. On August 7, 2012, Energy Plus Holdings LLC and Energy Plus Natural Gas LLC received a subpoena from the State of New York Office of Attorney General which generally seeks information and business records related to Energy Plus' sales, marketing and business practices. While the Company believes that these allegations are without merit, it is cooperating with the attorneys general and is exploring an amicable resolution of all matters. The Company does not currently anticipate any potential resolution to be material in nature and believes it is adequately reserved for any estimated losses.

Purported Class Actions related to July 22, 2012 Announcement of NRG/GenOn Merger Agreement — NRG Energy, Inc. has been named as a defendant in eight purported class actions pending in Texas and Delaware, related to its announcement of its agreement to acquire all outstanding shares of GenOn. These cases have been consolidated into one state court case in each of Delaware and Texas and a federal court case in Texas. The plaintiffs generally allege breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs are generally seeking to: be certified as a class; enjoin the merger; direct the defendant to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees costs and other relief that the court deems appropriate. Plaintiffs have demanded that there be additional disclosures regarding the merger terms. On October 24, 2012, the parties to the Delaware state court case executed a Memorandum of Understanding to resolve the Delaware purported class action lawsuit.
Notice of Intent to File Citizens Suit - Chalk Point, Dickerson and Morgantown — On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper, or the Citizens Group, sent NRG a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System Permits by discharging nitrogen and phosphorous into the waters of the United States in excess of the limits in each permit. The Citizens Group threatens to bring a lawsuit if the Company does not bring itself into compliance within 60 days of the letter. The Citizens Group intends to seek civil penalties and injunctive relief against the Company if they file a lawsuit.
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
NRG's authorized capital stock consists of 500,000,000 shares of NRG common stock and 10,000,000 shares of preferred stock. A total of 22,000,000 shares of the Company's common stock are available for issuance under the NRG LTIP. A total of 5,558,390 shares of NRG common stock were authorized for issuance under the NRG GenOn LTIP. For more information about the NRG LTIP and the NRG GenOn LTIP, refer to Item 15 —Note 19, Stock-Based Compensation. NRG has also filed with the Secretary of State of Delaware a Certificate of Designation for the 3.625% Convertible Perpetual Preferred Stock.
NRG's common stock is listed on the New York Stock Exchange and has been assigned the symbol: NRG. The high and low sales prices, as well as the closing price for the Company's common stock on a per share basis for 2012 and 2011 are set forth below:

Common Stock Price	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
High	$23.78	$22.92	$17.49	$18.46	$22.61	$25.66	$25.54	$21.95
Low	19.15	16.66	14.29	15.53	17.47	19.98	21.05	19.09
Closing	22.99	21.39	17.36	15.67	18.12	21.21	24.58	21.54
Dividends Per Common Share	$0.09	$0.09	$—	$—	$—	$—	$—	$—
NRG had 322,606,898 shares outstanding as of December 31, 2012. As of February 21, 2013, there were 323,165,879 shares outstanding, and there were 31,630 common stockholders of record.
Dividends
On February 15, 2013, NRG paid a quarterly dividend on the Company's common stock of $0.09 per share.

Repurchase of equity securities
NRG did not repurchase equity securities in the year ended December 31, 2012.

Stock Performance Graph
The performance graph below compares NRG's cumulative total stockholder return on the Company's common stock for the period December 31, 2007, through December 31, 2012, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY. NRG's common stock trades on the New York Stock Exchange under the symbol "NRG".
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2007 in each of the common stock of NRG, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

Total Return Performance
120
100
80
60
40
20
-
Index Value
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
NRG Energy, Inc.
S&P 500
UTY

	Dec-2007	Dec-2008	Dec-2009	Dec-2010	Dec-2011	Dec-2012
NRG Energy, Inc.	$100.00	$53.83	$54.48	$45.09	$41.81	$53.51
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
UTY	$100.00	$72.76	$80.07	$84.63	$100.94	$100.37

Item 6 — Selected Financial Data
The following table presents NRG's historical selected financial data. The data included in the following table has been recast to reflect the assets, liabilities and results of operations of certain projects that have met the criteria for treatment as discontinued operations in 2008.
This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions except ratios and per share data)
Statement of income data:
Total operating revenues	$8,422	$9,079	$8,849	$8,952	$6,885
Total operating costs and expenses, and other expenses	8,170	9,725	8,119	7,283	5,119
Income from continuing operations, net	579	197	476	941	1,053
Income from discontinued operations, net	—	—	—	—	172
Net income attributable to NRG Energy, Inc.	$559	$197	$477	$942	$1,225
Common share data:
Basic shares outstanding — average	232	240	252	246	235
Diluted shares outstanding — average	234	241	254	271	275
Shares outstanding — end of year	323	228	247	254	234
Per share data:
Income attributable to NRG from continuing operations — basic	$2.37	$0.78	$1.86	$3.70	$4.25
Income attributable to NRG from continuing operations — diluted	2.35	0.78	1.84	3.44	3.80
Net income attributable to NRG — basic	2.37	0.78	1.86	3.70	4.98
Net income attributable to NRG — diluted	2.35	0.78	1.84	3.44	4.43
Book value	$32.65	$33.71	$32.65	$29.72	$26.75
Business metrics:
Cash flow from operations	$1,149	$1,166	$1,623	$2,106	$1,479
Liquidity position (a)	$3,633	$2,328	$4,660	$3,971	$4,124
Ratio of earnings to fixed charges	1.17	0.77	2.03	3.27	3.65
Ratio of earnings to fixed charges and preferred dividends	1.16	0.76	1.99	3.04	3.19
Return on equity	5.31%	2.57%	5.91%	12.24%	17.20%
Ratio of debt to total capitalization	56.13%	52.43%	42.94%	43.49%	47.50%
Balance sheet data:
Current assets	$7,956	$7,749	$7,137	$6,208	$8,492
Current liabilities	4,677	5,861	4,220	3,762	6,581
Property, plant and equipment, net	20,268	13,621	12,517	11,564	11,545
Total assets	35,128	26,900	26,896	23,378	24,808
Long-term debt, including current maturities, capital leases, and funded letter of credit	15,880	9,832	10,511	8,418	8,161
Total stockholders' equity	$10,533	$7,669	$8,072	$7,697	$7,123

(a)
Liquidity position is determined as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Liquidity Position. It includes funds deposited by counterparties of $271 million, $258 million, and $408 million as of December 31, 2012, 2011, and 2010, respectively, which represents cash held as collateral from hedge counterparties in support of energy risk management activities. It is the Company's intention to limit the use of these funds for repayment of the related current liability for collateral received in support of energy risk management activities.

The following table provides the details of NRG's operating revenues:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Energy revenue	$3,776	$3,804	$4,063	$4,087	$4,408
Capacity revenue	800	750	840	1,070	1,343
Retail revenue	5,888	5,807	5,277	4,440	—
Mark-to-market for economic hedging activities	(450)	325	(199)	(107)	462
Contract amortization	(97)	(159)	(195)	(179)	278
Other revenues	302	342	361	62	417
Eliminations	(1,797)	(1,790)	(1,298)	(421)	(23)
Total operating revenues	$8,422	$9,079	$8,849	$8,952	$6,885
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
Retail revenue, representing operating revenues of NRG's Retail Business, consists of revenues from retail sales to residential, small business, commercial, industrial and governmental/institutional customers, as well as revenues from the sale of excess supply into various markets, primarily in Texas.
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
Other revenues include revenues generated by the Thermal business consisting of revenues received from the sale of steam, hot and chilled water generally produced at a central district energy plant and sold to commercial, governmental and residential buildings for space heating, domestic hot water heating and air conditioning. It also includes the sale of high-pressure steam produced and delivered to industrial customers that is used as part of an industrial process. Other revenues also consists of operations and maintenance fees, or O&M fees, construction management services, or CMA fees, sale of natural gas and emission allowances, and revenues from ancillary services. O&M fees consist of revenues received from providing certain unconsolidated affiliates with services under long-term operating agreements. CMA fees are earned where NRG provides certain management and oversight of construction projects pursuant to negotiated agreements such as for the GenConn, Cedar Bayou 4 and certain solar construction projects. Ancillary services are comprised of the sale of energy-related products associated with the generation of electrical energy such as spinning reserves, reactive power and other similar products. Other revenues also includes unrealized trading activities.

Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below has been organized as follows:

•
Executive Summary, including business strategy, the business environment in which NRG operates, how regulation, weather, competition and other factors affect the business, and significant events that are important to understanding the results of operations and financial condition for the 2012 period;

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

As you read this discussion and analysis, refer to NRG's Consolidated Statements of Operations to this Form 10-K, which presents the results of the Company's operations for the years ended December 31, 2012, 2011, and 2010, and also refer to Item 1 to this Form 10-K for more detailed discussion about the Company's business.

Executive Summary
Business Strategy
NRG is a competitive power and energy company that aspires to be a leader in the way the industry and consumers think about, use, produce and deliver energy and energy services in major competitive power markets in the United States. At its core, NRG is a wholesale power generator engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services. Second, while leveraging its core wholesale power business, NRG is a retail energy company engaged in the supply of energy, services, and innovative, sustainable products to retail customers in competitive markets through multiple channels and brands like Reliant Energy, Green Mountain Energy, and Energy Plus (collectively, the Retail Business). Finally, NRG is a clean energy leader and is focused on the deployment and commercialization of potentially disruptive technologies, like electric vehicles, Distributed Solar and smart meter technology, which have the potential to change the nature of the power supply industry.
The Company's business is focused on: (i) excellence in safety and operating performance of its existing assets; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) optimal hedging of coal and nuclear generation and retail load operations, while retaining optionality on the Company's peaking facilities; (iv) repowering of power generation assets at premium sites; (v) investment in, and deployment of, alternative energy technologies both in its wholesale and, particularly, in and around its Retail Business and its customers; (vi) pursuing selective acquisitions, joint ventures, divestitures and investments; and (vii) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management.
The Company believes that the American energy industry is going to be increasingly impacted by the long-term societal trend towards sustainability which is both generational and irreversible. Moreover, the information technology-driven revolution which has enabled greater and easier personal choice in other sectors on the consumer economy will do the same in the American energy sector over the years to come. As a result, energy consumers will have increasing personal control over whom they buy their energy from, how that energy is generated and used and what environmental impact these individual choices will have. The Company's initiatives in this area of future growth are focused on: (i) renewables, with a concentration in solar development; (ii) electric vehicle ecosystems; (iii) customer-facing energy products and services, including smart energy services that give consumers individual energy insights, choices and convenience, a variety of renewable and energy efficiency products, and numerous loyalty and affinity options and tailored product and service bundles sold through unique retail sales channels; and (iv) construction of other forms of on-site clean power generation. The Company's advances in each of these areas are driven by select acquisitions, joint ventures, and investments that are more fully described in Item 1, Business — New and On-going Company Initiatives and Development Projects.
Business Environment
The industry dynamics and external influences affecting the Company and the power generation industry in 2012 and for the future medium term include:
Consolidation — There were several mergers and acquisitions in the U.S. power sector in 2012 and 2011. Over the long term, industry consolidation is expected to continue.
Environmental Regulatory Landscape — The MATS rule, finalized in 2012, is the driving regulatory force behind the decision to retrofit, repower or retire uncontrolled coal fired power plants. Across the nation, companies are moving from the planning stages to implementation in order to meet the 2015 compliance date. A number of regulations on GHGs, ambient air quality, coal combustion byproducts and water use with the potential for capital costs or operational impacts are still in development or under review by the EPA. The design, timing and stringency of these regulations will contribute to a framework for the retrofit or retirement of existing fossil plants and deployment of new, cleaner technologies in the next decade. See Item 1, Business — Environmental Matters, for further discussion.
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

Natural Gas Market — The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates power plants. Natural gas prices are driven by variables including demand from the industrial, residential, and electric sectors, productivity across natural gas supply basins, costs of natural gas production, changes in pipeline infrastructure, and the financial and hedging profile of natural gas consumers and producers. In 2012, average natural gas prices at Henry Hub were 30% lower than 2011. Supply continues to reflect increased production from low extraction cost resources such as the shale basins. In 2012, a record mild winter and increased production led to spot prices trading below $2.00/MMBtu for twelve days. At these depressed levels, significant coal-to-gas switching was experienced making major changes to the Merit Order in many electric markets.
If long-term gas prices decrease or remain depressed, the Company is likely to encounter lower realized energy prices, leading to lower energy revenues as higher priced hedge contracts mature and are replaced by contracts with lower gas and power prices.  The Retail Business's gross margins have historically improved as natural gas prices decline and are likely to partially offset the impact of declining gas prices on conventional wholesale power generation.  To further mitigate this impact, NRG may increase its percentage of coal and nuclear capacity sold forward using a variety of hedging instruments, as described under the heading Energy Related Commodities in Item 15 — Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.  The Company also mitigates declines in long term gas prices through its increased investment in renewable power generation supported by PPAs as well as through the increasing portion of the fleet which benefits from capacity payments.
Electricity Price — The price of electricity is a key determinant of the profitability of the Company's generation portfolio. Many variables such as the price of different fuels, weather, load growth and unit availability all coalesce to impact the final price for electricity and the Company's profitability. In 2012, electricity prices in Texas and other regions were lower than 2011. Prices were lower than in 2011 mainly due to lower gas prices, lack of weather and negligible demand growth. The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the years ended December 31, 2012, 2011, and 2010:

	Average on Peak Power Price ($/MWh)
Region	2012	2011	2010
Texas(a)	$29.10	$57.42	$40.40
East	41.50	53.09	56.69
NY J/NYC	46.90	62.34	66.59
NY A/West NY	36.27	42.14	44.42
Nepool	41.61	52.80	56.52
PJM West Hub	39.87	51.33	54.57
South Central(b)	28.72	37.38	40.25
West(c)	33.44	36.39	40.05
(a) Average on-peak market power prices calculated based on average settled market prices in ERCOT - Houston and ERCOT - North.
(b) Average on-peak market power prices for South Central region are calculated based on average day ahead market prices for "into Entergy" as published in the Platts Megawatt Daily report.
(c) Average on-peak market power prices calculated based on average settled market prices in CAISO - NP15 and CAISO - SP15.
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
Environmental Matters, Regulatory Matters and Legal Proceedings
Details of other environmental matters are presented in Item 15 — Note 23, Environmental Matters, to the Consolidated Financial Statements and Item 1, Business — Environmental Matters, section. Details of regulatory matters are presented in Item 15 — Note 22, Regulatory Matters, to the Consolidated Financial Statements and Item 1, Business — Regulatory Matters, section. Details of legal proceedings are presented in Item 15 — Note 21, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Company's financial results.
Impact of inflation on NRG's results
Unless discussed specifically in the relevant segment, for the years ended December 31, 2012, 2011 and 2010, the impact of inflation and changing prices (due to changes in exchange rates) on NRG's revenues and net income was immaterial.
Significant events during the year ended December 31, 2012
Results of Operations and Financial Condition

•	Higher net income — Net income increased 194% from $197 million to $579 million, as discussed in further detail below.

•
GenOn acquisition — On December 14, 2012, NRG completed the acquisition of GenOn.  GenOn, a generator of wholesale electricity, has baseload, intermediate and peaking power generation facilities using coal, natural gas and oil, totaling approximately 21,440 MW. The Company issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash.  The Company issued 93.9 million shares of NRG common stock, or 29% of total common shares outstanding following the closing of the transaction, as discussed in more detail in Item 15 — Note 3, Business Acquisitions and Dispositions.

•
Liquidity position — The Company's total liquidity, excluding collateral received, increased by $1.3 billion in 2012. Cash balances increased by $1.0 billion since the end of 2011, primarily due to the acquisition of GenOn and additional borrowings offset by capital expenditures for solar and other repowering projects.

•
Long-term debt — During 2012, the Company increased its non-recourse debt by approximately $6.3 billion primarily in connection with the acquisition of GenOn, the financing of the construction of various solar facilities, and the construction of El Segundo Energy Center.

Consolidated Results of Operations
2012 compared to 2011
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions except otherwise noted)	2012 (a)	2011	Change %
Operating Revenues
Energy revenue (b)	$2,114	$2,069	2%
Capacity revenue (b)	762	736	4
Retail revenue	5,888	5,807	1
Mark-to-market for economic hedging activities	(450)	325	238
Contract amortization	(97)	(159)	39
Other revenues (c)	205	301	(32)
Total operating revenues	8,422	9,079	(7)
Operating Costs and Expenses
Generation cost of sales (b)	2,123	2,488	(15)
Retail cost of sales (b)	2,828	2,815	—
Mark-to-market for economic hedging activities	(182)	169	208
Contract and emissions credit amortization (d)	39	47	(17)
Other cost of operations	1,279	1,156	11
Total cost of operations	6,087	6,675	(9)
Depreciation and amortization	950	896	6
Impairment charge on emission allowances	—	160	(100)
Selling, general and administrative	892	668	34
Acquisition-related transaction and integration costs	107	—	100
Development costs	36	45	(20)
Total operating costs and expenses	8,072	8,444	(4)
Operating Income	350	635	(45)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	37	35	6
Bargain purchase gain related to GenOn acquisition	560	—	100
Impairment charge on investment	(2)	(495)	N/A
Other income, net	19	19	—
Loss on debt extinguishment	(51)	(175)	(71)
Interest expense	(661)	(665)	(1)
Total other expense	(98)	(1,281)	(92)
Income/(Loss) before income tax expense	252	(646)	(139)
Income tax benefit	(327)	(843)	(61)
Net Income	579	197	194
Less: Net income attributable to noncontrolling interest	20	—	100
Net income attributable to NRG Energy, Inc.	$559	$197	184
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	2.79	4.04	(31)%

(a)	Includes the results of GenOn from December 15, 2012 to December 31, 2012.

(b)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

(c)	Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.
N/A - Not Applicable

Management’s discussion of the results of operations for the years ended December 31, 2012, and 2011
Income/(Loss) before income tax expense — The pre-tax income of $252 million for the year ended December 31, 2012, compared to a pre-tax loss of $646 million for the year ended December 31, 2011, primarily reflects:

•	in the current year, a decrease in operating income of $285 million as compared to the prior year period, which reflects:

◦	a decrease from net mark-to-market results for economic hedging activities of $424 million; and

◦
increased operating costs of $392 million including operations and maintenance expense, depreciation and amortization, selling, general and administrative costs and development costs as well as $107 million of acquisition-related transaction and integration costs; offset by:

◦
an increase in gross margin of $463 million comprised of an increase in Conventional Generation gross margin of $230 million, an increase in Retail gross margin of $124 million and an increase in Alternative Energy gross margin of $109 million; and

◦	in the prior year, a $160 million impairment charge on emissions allowances.

•	in addition, the change in income/(loss) before income tax expense also reflects:

◦	a $560 million bargain purchase gain on the acquisition of GenOn in the current year;
◦a $495 million loss on the impairment of NRG's investment in NINA in the prior year; and

◦
a $175 million loss on the extinguishment of the 2014 Senior Notes, the 2016 Senior Notes and the Senior Credit Facility in the prior year compared to a $51 million loss on the extinguishment of the 2017 Senior Notes in the current year.

Net income — The increase in net income of $382 million primarily reflects the drivers discussed above and an income tax benefit for the year ended December 31, 2012, of $327 million, primarily due to a benefit of $196 million resulting from the bargain purchase gain related to the GenOn acquisition, the generation of ITCs from the Company's Agua Caliente solar project in Arizona of $158 million and the PTCs generated from certain Texas wind facilities of $14 million, compared with an income tax benefit of $843 million in the comparable period, which primarily reflects the resolution of the federal tax audit in June 2011 and the related recognition of previously uncertain tax benefits.

Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with NRG's Retail Business segment.

	For the Year Ended December 31, 2012
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$2,406	$533	$527	$121	$39	$3,626	$150	$(1,662)	$2,114
Capacity revenue	81	314	240	124	41	800	—	(38)	762
Other revenue	28	19	(10)	4	241	282	3	(80)	205
Generation revenue	2,515	866	757	249	321	4,708	153	$(1,780)	$3,081
Generation cost of sales	(958)	(440)	(519)	(88)	(136)	(2,141)	—	$18	$(2,123)
Generation gross margin	$1,557	$426	$238	$161	$185	$2,567	$153

Business Metrics
MWh sold (in thousands)	43,707	8,172	17,935	2,146			1,988
MWh generated (in thousands)	37,695	6,630	15,927	2,146			1,988

	For the Year Ended December 31, 2011
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$2,545	$579	$548	$31	$58	$3,761	$43	$(1,735)	$2,069
Capacity revenue	28	291	243	118	70	750	—	(14)	736
Other revenue	86	26	18	4	196	330	1	(30)	301
Generation revenue	2,659	896	809	153	324	4,841	44	$(1,779)	$3,106
Generation cost of sales	(1,228)	(527)	(547)	(16)	(186)	(2,504)	—	$16	$(2,488)
Generation gross margin	$1,431	$369	$262	$137	$138	$2,337	$44

Business Metrics
MWh sold (in thousands)	48,078	9,317	17,131	215			1,263
MWh generated (in thousands)	45,165	7,361	16,000	215			1,263

	Years ended December 31,
Weather Metrics	Texas	East	South Central	West
2012
CDDs (a)	3,134	754	1,782	904
HDDs (a)	1,452	5,317	2,861	2,988
2011
CDDs	3,440	750	1,817	717
HDDs	1,911	5,770	3,387	3,364
30 year average
CDDs	2,692	540	1,554	711
HDDs	1,950	6,206	3,575	3,259

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

Conventional Generation gross margin — increased by $230 million, including intercompany sales, during the years ended December 31, 2012, compared to the same period in 2011, due to:

Increase in Texas region	$126
Increase in East region	57
Decrease in South Central region	(24)
Increase in West region	24
Other (a)	47
$230

(a)	Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.
The increase in gross margin in the Texas region was driven by:

Impact of fewer unplanned outages during periods of high scarcity pricing as well as more effective hedging and trading optimization activities	$96
Higher gross margin driven by higher average realized energy prices and a decrease in delivered coal costs	93
Higher revenue due to additional bi-lateral contracts with load serving entities and contracts with the Retail Business	53
Lower gross margin from a decrease in coal and nuclear generation driven by more unplanned outage hours in 2012	(73)
Change in unrealized trading activities	(56)
Other	13
$126

The increase in gross margin in the East region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$43
Higher gross margin from favorable pricing on certain load-serving contracts, as well as additional load contracts with the Retail Business	31
Lower capacity revenue due to 3% lower realized prices, due mainly to an 11% decrease in Nepool FCM prices offset in part by an increase in cleared auction prices in PJM and New York	(19)
Higher revenue due to RSS contract revenues in western New York.	18
Lower gross margin from coal plants due primarily to a 15% increase in delivered coal prices	(12)
Other	(4)
$57

The decrease in gross margin in the South Central region was driven by:

Higher gross margin from an increase in gas generation as a result of lower gas prices	$117
Lower gross margin from a decrease in average realized merchant prices	(61)
Lower gross margin from decrease in coal generation due to several plants switching from coal to gas generation	(51)
Change in unrealized trading activities and other	(29)
$(24)
The increase in gross margin in the West region was driven by:

Higher gross margin from increased run time at Encina driven by competitor's plant outages in the region and increased run time at the remaining plants in the region	$22
Higher capacity margin due to the recognition of contingent rent for Long Beach	6
Decreased capacity revenue due to lower pricing and outage penalties for Encina, El Segundo and Cabrillo II	(6)
Higher gross margin from the acquisition of GenOn in December 2012	6
Decrease in fuel sales compared to 2011	(4)
$24

Retail gross margin
The following is a discussion of retail gross margin for NRG's Retail Business.
Selected Income Statement Data

	Years ended December 31,
(In millions except otherwise noted)	2012	2011
Operating Revenues
Mass revenues	$3,669	$3,545
Commercial and Industrial revenues	2,074	2,079
Supply management revenues	150	188
Retail operating revenues (a)(b)	5,893	5,812
Retail cost of sales (c)	4,515	4,558
Retail gross margin	$1,378	$1,254

Business Metrics
Electricity sales volume — GWh
Mass	29,333	28,035
Commercial and Industrial (d)	29,852	28,567
Electricity sales volume — GWh
Texas	53,451	55,085
All other regions	5,734	1,517
Average retail customers count (in thousands, metered locations)
Mass (e)	2,036	1,946
Commercial and Industrial (d)	109	85
Retail customers count (in thousands, metered locations)
Mass (e)	2,088	1,977
Commercial and Industrial (d)	122	91

Weather Metrics
CDDs (f)	3,464	3,845
HDDs (f)	1,126	1,570

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner customers.

(b)	Includes intercompany sales of $5 million in both 2012 and 2011, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $1,687 million and $1,743 million, respectively.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner customers.

(f)	The CDDs/HDDs amounts are representative of the Coast and North Central Zones within the ERCOT market in which Retail serves its customer base.

•	Retail gross margin — Retail gross margin increased $124 million for the year ended December 31, 2012, compared to the same period in 2011, driven by:

Gross margin for an additional nine months of Energy Plus as it was acquired in September 2011	$112
Increase in usage and customer count	54
Decrease in unit margins driven by the impact of lower pricing and lower supply costs on acquisitions and renewals	(48)
Favorable impact of fewer scarcity price increases during times of excessive load compared to prior year, partially offset by generally milder weather in 2012	27
Unfavorable impact of weather-related risk management activities	(21)
$124

•
Trends — Customer counts increased by approximately 142,000 since December 31, 2011, which was primarily due to expansion into new territories and marketing efforts. While cooling and heating degree days in both periods resulted in higher than normal customer usage, weather in 2012 was milder than in 2011. The weather resulted in higher customer usage of 4% and 13% in 2012 and 2011, respectively, when compared to ten-year normal weather. In addition, there were increases in Texas in Transmission and Distribution Service Provider rates that will remain in effect for several years. These costs are passed through to Retail customers.

Alternative Energy gross margin
NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses, had gross margin of $153 million for the year ended December 31, 2012, compared to gross margin of $44 million for the same period in 2011. The increase in gross margin primarily resulted from the addition of the Roadrunner facility, which began commercial operations in late 2011, the addition of the first 230 MW of Agua Caliente, which reached commercial operations in 2012, the addition of the first 127 MW of the California Valley Solar Ranch facility, or CVSR, and an increase in gross margin from Distributed Solar.
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $424 million during the year ended December 31, 2012, compared to the same period in 2011.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	For the Year Ended December 31, 2012
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(7)	$(501)	$2	$40	$8	$—	$19	$(439)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(13)	—	—	—	—	(13)
Net unrealized gains/(losses) on open positions related to economic hedges	2	60	(1)	(10)	2	—	(51)	2
Total mark-to-market (losses)/gains in operating revenues	$(5)	$(441)	$(12)	$30	$10	$—	$(32)	$(450)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$181	$15	$12	$3	$—	$—	$(19)	$192
Reversal of loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	24	—	9	—	—	—	—	33
Net unrealized (losses)/gains on open positions related to economic hedges	(34)	(38)	(6)	(16)	—	—	51	(43)
Total mark-to-market gains/(losses) in operating costs and expenses	$171	$(23)	$15	$(13)	$—	$—	$32	$182

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation regions.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2012, the net losses on open positions were due primarily to decreases in forward coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the year ended December 31, 2012, and 2011. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Year ended December 31,
(In millions)	2012	2011
Trading gains/(losses)
Realized	$83	$(31)
Unrealized	(14)	63
Total trading gains	$69	$32

Contract Amortization Revenue
Contract amortization represents the roll-off of in-market customer contracts valued under acquisition accounting and the favorable change of $62 million, as compared to 2011, related primarily to lower contract amortization of $43 million and $19 million for Reliant Energy and Green Mountain Energy, respectively.
Other Operating Costs

	Retail	Texas	East	South Central	West	Other(a)	Alternative Energy	Eliminations/Corporate	Total
	(In millions)
Year Ended December 31, 2012	$241	$544	$260	$107	$63	$105	$25	$(66)	$1,279
Year Ended December 31, 2011	$216	$477	$241	$104	$56	$71	$17	$(26)	$1,156
Other operating costs increased by $123 million for the year ended December 31, 2012, compared to the same period in 2011, due to:

Increase in Retail operations and maintenance expense	$25
Increase in Texas region operations and maintenance expense	67
Increase in East region operations and maintenance expense	14
Increase in Alternative Energy operations and maintenance expense	9
Increase in property tax expense	8
$123
(a) The majority of other is intercompany in nature and eliminates in consolidation.

◦
Retail operations and maintenance expense — increased $12 million due to the acquisition of Energy Plus in September 2011 and approximately $13 million due to expansion into new markets, products and channels.

◦
Texas operations and maintenance — increased primarily due to maintenance spending and outage work in 2012 at Limestone and W.A. Parish as well as additional costs at S.R. Bertron to return two units to service.

◦
East operations and maintenance expense — increased due to additional costs of $30 million from the acquisition of GenOn, offset by a decrease in part because the prior year reflects incremental costs associated with headcount reductions.

◦	Alternative Energy operations and maintenance expense — increased as additional solar facilities, including 253 MW of Agua Caliente and 127 MW of CVSR, began commercial operations in 2012.

◦
Property tax expense — increased primarily for $5 million in the East region due to a reduction in property tax benefit from the New York State Empire Zone program, which reflects a change in the criteria used in determining the amount of the tax credit and an annual reduction of 20%. The remaining increases are primarily due to the acquisition of GenOn.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by $54 million for the year ended December 31, 2012, compared to the same period in 2011. This was primarily due to additional depreciation related to solar facilities which commenced commercial operations in late 2011 and in 2012, as well as additional depreciation in the East due to the Indian River AQCS assets placed in service and the acquisition of GenOn.
Impairment Charge on Emission Allowances
As described in Item 15 — Note 23, Environmental Matters, to the Consolidated Financial Statements, NRG recorded an impairment charge of $160 million in the year ended December 31, 2011, on the Company's Acid Rain Program SO2 emission allowances, which were recorded as an intangible asset on the Company's balance sheet. The impairment charge reflects the write-off of the value of emission allowances in excess of those required for compliance with the Acid Rain Program.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $224 million for the year ended December 31, 2012, compared to the same period in 2011, which was due primarily to the following:

•	Selling, general and administrative costs of $66 million for an additional nine months of Energy Plus which was acquired in September 2011;

•	Cash payment related to the CDWR settlement of $20 million expensed during the period and paid in January 2013;
•Transaction costs of $9 million associated with the sale of 49% of Agua Caliente;

•	Increase in marketing and selling costs of $51 million associated with customer growth efforts and new market expansion by corporate and the Retail Business;
•Increase of $13 million related to additional solar projects and acquired Distributed Solar businesses;
•The impact of a settlement with the EPA regarding LaGen of $14 million; and

•
Additional costs associated with new business initiatives of $13 million, consulting and legal costs of $15 million and $16 million of additional labor costs, as well an additional $7 million of expense incurred in the post-acquisition period as GenOn was acquired in December 2012.

Acquisition-related Transaction and Integration Costs
As previously announced, NRG acquired GenOn in December 2012. In connection with the transaction, NRG incurred transaction and integration costs of $107 million in the year ended December 31, 2012, consisting primarily of severance associated with headcount reductions, financial consulting fees and legal expenses.
Bargain purchase gain related to GenOn acquisition
In connection with the acquisition of GenOn in December 2012, the Company recorded a bargain purchase gain of $560 million in the year ended December 31, 2012. The gain is primarily representative of the undiscounted value of the deferred tax assets generated by the reduction in book basis of the net assets recorded in connection with acquisition accounting as well as the undiscounted value of GenOn’s net operating losses and other deferred tax benefits that the combined company has the ability to realize in the post-acquisition period.
Impairment Charge on Investment
As discussed in more detail in Item 15 — Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, the March 2011 earthquake and tsunami in Japan, which in turn triggered a nuclear incident at the Fukushima Daiichi Nuclear Power Station, caused NRG to evaluate its investment in NINA for impairment. Consequently, NRG deconsolidated its investment in NINA and took an impairment charge in the first quarter of 2011 equal to the balance of its investment in NINA. To support NINA's ongoing work, NRG contributed an additional $14 million into NINA during the year ended December 31, 2011. As a result, NRG recorded an impairment charge of $495 million in the year ended December 31, 2011. During the year ended December 31, 2012, NRG contributed an additional $2 million and recorded this amount as an impairment charge.
Loss on Debt Extinguishment
A loss on debt extinguishment of the 2017 Senior Notes of $51 million was recorded in the year ended December 31, 2012, while a loss on debt extinguishment of the 2014 Senior Notes, the 2016 Senior Notes and the Senior Credit Facility of $175 million was recorded in the year ended December 31, 2011. These losses primarily consisted of the premiums paid on redemption and the write-off of previously deferred financing costs.

Interest Expense
NRG's interest expense decreased by $4 million for the year ended December 31, 2012, compared to the same period in 2011 due to the following:

Increase/(decrease) in interest expense	(In millions)
Increase for 2023 Senior Notes issued in September 2012	$18
Increase for 2018 Senior Notes issued in January of 2011 and 2019 and 2021 Senior Notes issued in May of 2011	65
Decrease for 2017 Senior Notes redeemed in September 2012	(20)
Decrease for 2014 Senior Notes and 2016 Senior Notes redeemed in 2011	(82)
Decrease for higher capitalized interest	(58)
Increase from additional project financings	47
Increase in derivative interest expense primarily for the Alpine interest rate swaps	10
Increase for GenOn senior notes	9
Other	7
Total	$(4)
Income Tax Benefit
For the year ended December 31, 2012, NRG recorded an income tax benefit of $327 million on pre-tax income of $252 million. For the same period in 2011, NRG recorded an income tax benefit of $843 million on a pre-tax loss of $646 million. The effective tax rate was (129.8)% and 130.5% for the years ended December 31, 2012, and 2011, respectively.
For the year ended December 31, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to a benefit of $196 million resulting from the gain on bargain purchase of GenOn, the generation of ITCs from the Company's Agua Caliente solar project in Arizona of $158 million and the PTCs generated from certain Texas wind facilities of $14 million.

	Year Ended December 31,
	2012	2011
	(In millions except as otherwise stated)
Income/(Loss) Before Income Taxes	$252	$(646)
Tax at 35%	88	(226)
State taxes, net of federal benefit	13	15
Foreign operations	(24)	(3)
Federal and state tax credits	(158)	(1)
Valuation allowance	5	(63)
Expiration/utilization of capital losses	—	45
Reversal of valuation allowance on expired/utilized capital losses	—	(45)
Change in state effective tax rate	(12)	—
Foreign earnings	—	4
Impact of non-taxable entity earnings	(7)	—
Bargain purchase gain related to GenOn acquisition	(196)	—
Interest accrued on uncertain tax positions	2	2
Production tax credits	(14)	(14)
Reversal of uncertain tax position reserves	(13)	(561)
Other	(11)	4
Income tax benefit	$(327)	$(843)
Effective income tax rate	(129.8)%	130.5%
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

Consolidated Results of Operations
2011 compared to 2010
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions except otherwise noted)	2011	2010	Change %
Operating Revenues
Energy revenue (a)	$2,069	$2,854	(28)%
Capacity revenue (a)	736	824	(11)
Retail revenue	5,807	5,277	10
Mark-to-market for economic hedging activities	325	(199)	263
Contract amortization	(159)	(195)	18
Other revenues (b)	301	288	5
Total operating revenues	9,079	8,849	3
Operating Costs and Expenses
Generation cost of sales (a)	2,488	2,170	15
Retail cost of sales (a)	2,815	2,822	—
Mark-to-market for economic hedging activities	169	(111)	252
Contract and emissions credit amortization (c)	47	15	213
Other cost of operations	1,156	1,177	(2)
Total cost of operations	6,675	6,073	10
Depreciation and amortization	896	838	7
Impairment charge on emission allowances	160	—	N/A
Selling, general and administrative	668	598	12
Development costs	45	55	(18)
Total operating costs and expenses	8,444	7,564	12
Gain on sale of assets	—	23	(100)
Operating Income	635	1,308	(51)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	35	44	(20)
Impairment charge on investment	(495)	—	N/A
Other income, net	19	33	(42)
Loss on debt extinguishment	(175)	(2)	N/A
Interest expense	(665)	(630)	6
Total other expense	(1,281)	(555)	131
(Loss)/Income before income tax expense	(646)	753	(186)
Income tax (benefit)/ expense	(843)	277	(404)
Net Income	197	476	(59)
Less: Net loss attributable to noncontrolling interest	—	(1)	100
Net income attributable to NRG Energy, Inc.	$197	$477	(59)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	4.04	4.39	(8)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

(c)	Includes amortization of SO2 and NOx credits and excludes amortization of Regional Greenhouse Gas Initiative, or RGGI, credits.
N/A - Not Applicable

Management's discussion of the results of operations for the years ended December 31, 2011 and 2010
Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity primarily with the Retail Business.

	Year Ended December 31, 2011
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$2,545	$579	$548	$31	$58	$3,761	$43	$(1,735)	$2,069
Capacity revenue	28	291	243	118	70	750		(14)	736
Other revenue	86	26	18	4	196	330	1	(30)	301
Generation revenue	2,659	896	809	153	324	4,841	$44	$(1,779)	$3,106
Generation cost of sales	(1,228)	(527)	(547)	(16)	(186)	(2,504)		$16	$(2,488)
Generation gross margin	$1,431	$369	$262	$137	$138	$2,337	$44

Business Metrics
MWh sold (in thousands)	48,078	9,317	17,131	215			1,263
MWh generated (in thousands)	45,165	7,361	16,000	215			1,263

	Year Ended December 31, 2010
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	Eliminations/Corporate	Consolidated Total
Energy revenue	$2,840	$726	$387	$25	$46	$4,024	$39	$(1,209)	$2,854
Capacity revenue	25	396	235	113	71	840		(16)	824
Other revenue	111	47	10	4	186	358	2	(72)	288
Generation revenue	2,976	1,169	632	142	303	5,222	$41	$(1,297)	$3,966
Generation cost of sales	(1,111)	(493)	(403)	(15)	(166)	(2,188)		$18	$(2,170)
Generation gross margin	$1,865	$676	$229	$127	$137	$3,034	$41

Business Metrics
MWh sold (in thousands)	45,948	10,581	13,046	217			1,030
MWh generated (in thousands)	43,722	9,355	11,168	217			1,030

	Year Ended December 31,
	Texas	East	South Central	West
Weather Metrics
2011
CDDs (a)	3,440	750	1,817	717
HDDs (a)	1,911	5,770	3,387	3,364
2010
CDDs	2,884	850	2,006	678
HDDs	2,161	5,720	3,929	2,753
30 year average
CDDs	2,647	537	1,548	704
HDDs	1,997	6,257	3,601	3,218

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

Conventional Generation gross margin — decreased by $697 million, including intercompany sales, during the year ended December 31, 2011, compared to the same period in 2010, due to:

Decrease in Texas region	$(434)
Decrease in East region	(307)
Increase in South Central region	33
Increase in West region	10
Other	1
$(697)
The decrease in gross margin in the Texas region was driven by:

Lower energy revenue due to a 14% decrease in average realized energy prices, which reflects lower hedged prices in 2011	$(315)
Losses incurred primarily due to hedging and trading optimization activities, and the impact of unplanned outages at gas plants as ERCOT power prices spiked in August 2011	(80)
Higher coal costs due to a 9% increase in realized coal prices offset by favorable financial fuel hedges	(40)
Favorable gross margin impact from a 2% increase in coal generation driven by higher economic dispatch and fewer planned outages, partially offset by greater unplanned outages	24
Unfavorable gross margin impact due to a 4% decrease in nuclear generation driven by an increase in unplanned outages	(18)
Other	(5)
$(434)
The decrease in gross margin in the East region was driven by:

Lower gross margin from coal plants due to a 34% decrease in realized energy prices	$(129)
Lower gross margin from coal plants resulting from a 30% decrease in generation, due to the region's power generation switching from coal to gas plants as gas prices decreased and due to the retirement of one unit at Indian River	(81)
Lower capacity revenue due to 10% lower volumes from higher forced outage rates and a 12% decrease in realized prices	(71)
Lower capacity revenue due to significantly lower LFRM prices and volumes in New England	(27)
Other	1
$(307)
The increase in gross margin in the South Central region was driven by:

Higher gross margin from merchant energy due to a 155% increase in MWh sold, primarily related to the addition of the Cottonwood facility	$29
Lower merchant revenue related to a 7% decrease in average realized prices	(18)
Higher contract revenue from new contracts with three regional municipalities	29
Higher capacity revenue due primarily to higher cooperative billing peaks	8
Higher coal costs due to a 1% increase in generation at the region's coal plant which reflects fewer outage hours in 2011 and a 4% increase in price due to higher transportation costs	(16)
Other	1
$33
The increase in gross margin in the West region was driven by:

Higher capacity revenue due to additional sales at El Segundo and a price increase on the Cabrillo I tolling agreement	$5
Increase in other revenue due to fuel oil sales at Encina and financial revenues	6
Other	(1)
$10

Retail gross margin
The Company's Retail Business segment is comprised of Reliant Energy, Green Mountain Energy and Energy Plus. The following is a detailed discussion of retail gross margin for NRG's Retail Business segment. Green Mountain Energy and Energy Plus were acquired on November 5, 2010 and September 30, 2011, respectively.

	Year ended December 31,
(In millions except otherwise noted)	2011	2010
Operating Revenues
Mass revenues	$3,545	$3,127
Commercial and Industrial revenues	2,079	1,994
Supply management revenues	188	158
Retail operating revenues (a)(b)	5,812	5,279
Retail cost of sales (c)	4,558	4,066
Retail gross margin	$1,254	$1,213

Business Metrics
Electricity sales volume — GWh
Mass	28,035	22,924
Commercial and Industrial (a)	28,567	26,372
Electricity sales volume — GWh
Texas	55,085	49,261
All other regions	1,517	35
Average retail customers count (in thousands, metered locations)
Mass	1,946	1,731
Commercial and Industrial (a)	85	74
Retail customers count (in thousands, metered locations)
Mass	1,977	1,704
Commercial and Industrial (a)	91	74
Weather Metrics
CDDs (d)	3,845	3,305
HDDs (d)	1,570	1,812

(a)	Includes customers of the Texas General Land Office, for whom the Company provides services.

(b)	Includes intercompany sales of $5 million and $2 million, representing sales from Retail to the Texas region for the years ended December 31, 2011 and 2010, respectively.

(c)	Includes intercompany purchases of $1,743 million and $1,244 million, respectively.

(d)	The CDDs/HDDs amounts are representative of the Coast and North Central Zones within the ERCOT market in which Retail serves its customer base.

•	Retail gross margin — Retail gross margin increased $41 million for the year ended December 31, 2011, compared to the same period in 2010, driven by:

Reliant Energy:
Unfavorable gross margin impact of an unprecedented heat wave which resulted in high supply costs for incremental weather volume in August 2011, offset in part by the favorable impact of weather in the first six months of 2011	$(50)
Favorable volume impact on gross margin of higher average customer usage, offset in part by fewer customers and a change in customer mix	25
Decrease in retail margins of 8% due to lower pricing on acquisitions and renewals consistent with competitive offers	(42)
Estimated favorable impact in 2010 as compared to 2011 from the termination of out-of-market supply contracts in conjunction with 2009 CSRA unwind	(68)
Acquisition of Green Mountain Energy on November 5, 2010	151
Acquisition of Energy Plus on September 30, 2011	25
$41

•
Trends — Customer counts increased by approximately 102,000 since December 31, 2010, excluding the approximately 188,000 customers acquired in the Energy Plus acquisition, indicating a stabilization of customer attrition at Reliant Energy and customer acquisition efforts at Green Mountain Energy. Higher than normal cooling and heating degree days in both periods resulted in higher customer usage for Reliant Energy of 13% in 2011 and 7% in 2010 when compared to ten-year normal weather.

Alternative Energy gross margin
NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses, had gross margin of $44 million for the year ended December 31, 2011, compared to gross margin of $41 million for the year ended December 31, 2010. The increase in gross margin primarily resulted from the addition of the Roadrunner facility, which began commercial operations in late 2011.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results increased by $244 million in the year ended December 31, 2011, compared to the same period in 2010.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region are as follows:

	Year Ended December 31, 2011
	Retail	Texas	East	South Central	West	Elimination (a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(72)	$19	$26	$(2)	$(48)	$(78)
Net unrealized gains/(losses) on open positions related to economic hedges	9	245	9	(38)	(2)	180	403
Total mark-to-market gains/(losses) in operating revenues	$8	$173	$28	$(12)	$(4)	$132	$325
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$94	$—	$(6)	$(4)	$—	$48	$132
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	107	—	—	—	—	—	107
Net unrealized losses on open positions related to economic hedges	(175)	(23)	(17)	(13)	—	(180)	(408)
Total mark-to-market gains/(losses) in operating costs and expenses	$26	$(23)	$(23)	$(17)	$—	$(132)	$(169)

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation regions and Alternative Energy.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2011, the net losses on open positions were due to a decrease in forward power and gas prices. The reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions were valued using forward prices on the acquisition dates. The roll-off amounts were offset by realized losses at the settled prices and higher costs of physical power which are reflected in operating costs and expenses during the same period.

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
Other Operating Costs

	Retail	Texas	East	South Central	West	Other	Alternative Energy	Corporate/Eliminations	Total
	(In millions)
Year ended December 31, 2011	$216	$477	$241	$104	$56	$71	$17	$(26)	$1,156
Year ended December 31, 2010	$195	$484	$287	$93	$64	$68	$15	$(29)	$1,177
Other operating costs decreased by $21 million for the year ended December 31, 2011, compared to the same period in 2010, due to:

(In millions)
Decrease in East region operations and maintenance expense	$(50)
Increase in Retail operations and maintenance expense	22
Increase in South Central region operations and maintenance expense	6
Other	1
$(21)

◦
East operations and maintenance — decreased due to a $19 million reduction in normal and major maintenance, primarily in Western New York, an $18 million decrease in operational labor from headcount reductions at plants in New England and New York, and prior year write-offs of $21 million of construction-in-progress, including those in connection with the early retirement of Indian River Unit 3, and additional write-offs at Arthur Kill, Keystone and Conemaugh.  These were offset in part by the current year write-off of $12 million of Bluewater Wind assets.

◦
Retail operations and maintenance — increased as a result of the acquisition of Green Mountain Energy in November 2010, resulting in a full year of expense compared to two months in the prior year, as well as the acquisition of Energy Plus on September 30, 2011.

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
Impairment Charge on Emission Allowances
As described in Item 15 — Note 23, Environmental Matters, to the Consolidated Financial Statements, the Company recorded an impairment charge of $160 million in the year ended December 31, 2011, on the Company's Acid Rain Program SO2 emission allowances, which were recorded as an intangible asset on the Company's balance sheet. The impairment charge reflects the write-off of the value of emission allowances in excess of those required for compliance with the Acid Rain Program.
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
Impairment Charge on Investment
As discussed in more detail in Item 15— Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, the devastating March 2011 earthquake and tsunami in Japan, which in turn, triggered a nuclear incident at the Fukushima Daiichi Nuclear Power Station, caused NRG to evaluate its investment in NINA for impairment. Consequently, NRG deconsolidated its investment in NINA and recorded an impairment charge of $481 million in the first quarter of 2011 equal to the balance of its investment in NINA. In concurrence with a substantial reduction in NINA's project workforce, and to support NINA's reduced scope of work, NRG contributed an additional $14 million into NINA recorded as an impairment charge for the year ended December 31, 2011.

Other Income/(Expense), Net
NRG's other income, net decreased $14 million during the year ended December 31, 2011, compared to the same period in 2010, which relates primarily to foreign exchange gains of $14 million recognized in the prior period.
Loss on Debt Extinguishment
A loss on debt extinguishment of $175 million was recorded in the year ended December 31, 2011, which primarily consisted of the premiums paid on redemption and the write-off of previously deferred financing costs related to the redemptions of the 2014 Senior Notes and the 2016 Senior Notes, and the write-off of previously deferred financing costs related to the replacement of an existing senior credit facility with the Senior Credit Facility.
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

Income Tax (Benefit)/Expense
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

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2012, and 2011 NRG's liquidity, excluding collateral received, was approximately $3.4 billion and $2.1 billion, respectively, comprised of the following:

	As of December 31,
	2012	2011
	(In millions)
Cash and cash equivalents	$2,087	$1,105
Funds deposited by counterparties	271	258
Restricted cash	217	292
Total	2,575	1,655
Revolving Credit Facility availability	1,058	673
Total liquidity	3,633	2,328
Less: Funds deposited as collateral by hedge counterparties	(271)	(258)
Total liquidity, excluding collateral received	$3,362	$2,070
For the year ended December 31, 2012, total liquidity, excluding collateral received, increased by $1.3 billion. The increase in the Revolving Credit Facility availability was primarily due to a $304 million reduction in letters of credit due to the sale of a 49% interest in Agua Caliente in January 2012 to MidAmerican. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents and funds deposited by counterparties at December 31, 2012 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
The following table summarizes the credit ratings for NRG Energy, Inc., its Term Loan Facility and its Senior Notes, GenOn Senior Notes, and GenOn Americas Generation Senior Notes as of December 31, 2012:

	S&P	Moody's	Fitch
NRG Energy, Inc.	BB-	Ba3	B+
7.375% Senior Notes, due 2017	BB-	B1	BB
7.625% Senior Notes, due 2018	BB-	B1	BB
7.625% Senior Notes, due 2019	BB-	B1	BB
8.5% Senior Notes, due 2019	BB-	B1	BB
8.25% Senior Notes, due 2020	BB-	B1	BB
7.875% Senior Notes, due 2021	BB-	B1	BB
6.625% Senior Notes, due 2023	BB-	B1	BB
Term Loan Facility, due 2018	BB+	Baa3	BB+
GenOn 7.625% Senior Notes, due 2014	B	B2	B-
GenOn 7.875% Senior Notes, due 2017	B	B2	B-
GenOn 6.000% Senior Notes, due 2017	B	B2	B-
GenOn 9.500% Senior Notes, due 2018	B	B2	B-
GenOn 9.875% Senior Notes, due 2020	B	B2	B-
GenOn Americas Generation 8.500% Senior Notes, due 2017	BB-	B3	BB-
GenOn Americas Generation 9.125% Senior Notes, due 2031	BB-	B3	BB-
Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from new and existing financing arrangements, existing cash on hand and cash flows from operations. As described in Item 15 — Note 11, Debt and Capital Leases, to the Consolidated Financial Statements, the Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, the GenOn Senior Notes, the GenOn Americas Generation Senior Notes, and project-related financings.
In addition, NRG has granted first liens to certain counterparties on substantially all of the Company's assets, excluding assets acquired in the GenOn acquisition. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power. To the extent that the underlying hedge positions for a counterparty are in-the-money to NRG, the counterparty would have no claim under the lien program. The lien program limits the volume that can be hedged, not the value of underlying out-of-the-money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure. Within the first lien structure, the Company can hedge up to 80% of its coal and nuclear capacity, excluding GenOn coal capacity, and 10% of its other assets, excluding GenOn's other assets, with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty and has no stated maturity date.
The Company's lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of December 31, 2012, all hedges under the first liens were in-the-money on a counterparty aggregate basis.

The following table summarizes the amount of MWs hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of December 31, 2012:

Equivalent Net Sales Secured by First Lien Structure (a)	2013	2014	2015	2016	2017
In MW (b)	1,340	1,445	460	592	178
As a percentage of total net coal and nuclear capacity (c)	21%	22%	7%	10%	3%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2013 MW value consists of February through December positions only.

(c)	Net coal and nuclear capacity represents 80% of the Company's total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired in the GenOn acquisition.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) commercial operations activities; (ii) debt service obligations, as described more fully in Item 15 — Note 11, Debt and Capital Leases, to the Consolidated Financial Statements; (iii) capital expenditures, including repowering and renewable development, and environmental; and (iv) corporate financial transactions including return of capital to stockholders, as described in Item 15 — Note 14, Capital Structure, to the Consolidated Financial Statements.
Commercial Operations
The Company's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of December 31, 2012, commercial operations had total cash collateral outstanding of $300 million, and $702 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions (includes a $42 million letter of credit relating to deposits at the PUCT that cover outstanding customer deposits and residential advance payments). As of December 31, 2012, total collateral held from counterparties was $271 million in cash, and $61 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on the Company's credit ratings and general perception of its creditworthiness.

Debt Service Obligations
Principal payments on debt and capital leases as of December 31, 2012, are due in the following periods:

Description	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
NRG Recourse Debt:
Senior notes, due 2018	$—	$—	$—	$—	$—	$1,200	$1,200
Senior notes, due 2019	—	—	—	—	—	800	800
Senior notes, due 2019	—	—	—	—	—	700	700
Senior notes, due 2020	—	—	—	—	—	1,100	1,100
Senior notes, due 2021	—	—	—	—	—	1,128	1,128
Senior notes, due 2023	—	—	—	—	—	990	990
Term loan facility, due 2018	16	16	16	16	16	1,496	1,576
Indian River Power LLC, tax exempt bonds, due 2040 and 2045	—	—	—	—	—	247	247
Dunkirk Power LLC, tax exempt bonds, due 2042	—	—	—	—	—	59	59
Fort Bend County, tax-exempt bonds, due 2038 and 2042	—	—	—	—	—	28	28
Subtotal NRG Recourse Debt	16	16	16	16	16	7,748	7,828
NRG Non-Recourse Debt:
GenOn senior notes, due 2014	—	575	—	—	—	—	575
GenOn senior notes, due 2017	—	—	—	—	725	—	725
GenOn senior notes, due 2018	—	—	—	—	—	675	675
GenOn senior notes, due 2020	—	—	—	—	—	550	550
GenOn Americas Generation senior notes, due 2021	—	—	—	—	—	450	450
GenOn Americas Generation senior notes, due 2031	—	—	—	—	—	400	400
GenOn Marsh Landing senior secured term loans, due 2017 and 2023	27	42	43	41	17	220	390
CVSR - High Plains Ranch II LLC, due 2037 (a)	34	331	9	12	13	387	786
NRG West Holdings LLC, term loan, due 2023	—	32	37	41	—	240	350
Agua Caliente Solar, LLC, due 2037	—	18	20	21	21	560	640
Ivanpah financing, due 2014 and 2038 (a)	—	408	30	33	36	930	1,437
South Trent Wind LLC, financing agreement, due 2020	4	4	4	4	4	52	72
NRG Peaker Finance Co. LLC, bonds, due 2019	23	29	31	33	35	37	188
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017, and 2025	10	6	12	12	13	84	137
Other	32	14	14	14	41	153	268
Subtotal NRG Non-Recourse Debt	130	1,459	200	211	905	4,738	7,643
Capital Lease:
Chalk Point capital lease, due 2015	4	5	5	—	—	—	14
Total Debt and Capital Leases	$150	$1,480	$221	$227	$921	$12,486	$15,485
(a) Principal payments in 2014 include the expected repayment of cash grant loans upon receipt of cash grants.
In addition to the debt and capital leases shown in the preceding table, NRG had issued $1.2 billion of letters of credit under the Company's $2.3 billion Revolving Credit Facility as of December 31, 2012.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures, including accruals, for maintenance, environmental, and growth investments, for the year ended December 31, 2012, and the estimated capital expenditure and growth investments forecast for 2013.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
East	$39	$31	$—	$70
Texas	116	2	—	118
South Central	30	6	—	36
West	11	—	233	244
Other Conventional	9	—	32	41
Alternative Energy	1	—	3,152	3,153
Retail	22	—	—	22
Corporate	9	—	—	9
Total capital expenditures for the year ended December 31, 2012	237	39	3,417	3,693
Accrual impact	(17)	8	(288)	(297)
Total cash capital expenditures for the year ended December 31, 2012	220	47	3,129	3,396
Other investments(a)	—	—	(59)	(59)
Funding from debt financing, net of fees	(5)	(42)	(2,111)	(2,158)
Funding from third party equity partners	—	—	(226)	(226)
Total capital expenditures and investments, net	$215	$5	$733	$953

Estimated capital expenditures for 2013	$463	$200	$1,853	$2,516
Other investments(a)	—	—	(37)	(37)
Funding from debt financing, net of fees	(33)	(13)	(1,496)	(1,542)
Funding from third party equity partners	—	—	(94)	(94)
NRG estimated capital expenditures for 2013, net of financings	$430	$187	$226	$843
(a) Other investments includes restricted cash activity and proceeds from cash grants.

•
Maintenance and Environmental capital expenditures — For the year ended December 31, 2012, the Company's environmental capital expenditures includes $25 million related to a project to install selective catalytic reduction systems, scrubbers and fabric filters on Indian River Unit 4.

•
Growth Investments capital expenditures — For the year ended December 31, 2012, the Company's growth investment expenditures included $3.1 billion for solar projects and $213 million for the Company's El Segundo project. In 2013, NRG will continue its efforts on the solar projects.

Environmental Capital Expenditures Estimate
Based on current rules, technology and plans as well as preliminary plans based on proposed rules, NRG estimates that environmental capital expenditures from 2013 through 2017 required to comply with environmental laws will be approximately $630 million, consisting of $398 million for legacy NRG facilities and $232 million for GenOn facilities. These costs are primarily associated with controls to satisfy MATS at Big Cajun II, W.A. Parish, Limestone, and Conemaugh and NOx controls for Sayreville and Gilbert. The decrease from NRG's previous estimate is a result of changes in technology related to MATS compliance at Big Cajun II-Unit 3, and shifts in compliance schedules. Testing and engineering to finalize cost estimates related to further changes on the Big Cajun II MATS compliance plan and the recent Consent Decree lodged in United States of America v. Louisiana Generating, LLC are underway, but costs are not expected to exceed the current plan. NRG continues to explore cost effective compliance alternatives to reduce costs.

The table below summarizes the status of NRG's coal fleet with respect to air quality controls. Planned investments are either in construction or budgeted in the existing capital expenditures budget. Changes to regulations could result in changes to planned installation dates. NRG uses an integrated approach to fuels, controls and emissions markets to meet environmental standards.

	SO2		NOx		Mercury		Particulate
Units (a)	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date
Huntley 67	DSI/FF	2009	SNCR	2009	ACI	2009	FF	2009
Huntley 68	DSI/FF	2009	SNCR	2009	ACI	2009	FF	2009
Dunkirk 1	DSI/FF	2010	SNCR	2010	ACI	2010	FF	2010
Dunkirk 2	DSI/FF	2010	SNCR	2010	ACI	2010	FF	2010
Dunkirk 3	DSI/FF	2009	SNCR	2009	ACI	2009	FF	2009
Dunkirk 4	DSI/FF	2009	SNCR	2009	ACI	2009	FF	2009
Chalk Point 1	FGD	2009	SCR	2008	FGD/ESP	2009	ESP/upgrade	1964/1980
Chalk Point 2	FGD	2009	SACR	2006	FGD/ESP	2009	ESP/upgrade	1964/1980
Dickerson 1-3	FGD	2009	SNCR	2009	FGD/FF	2009	ESP/FF	1959,1960,1962/2003
Morgantown 1-2	FGD	2009	SCR	2007-2008	FGD/ESP	2009	ESP	1970, 1971
Cheswick 1	FGD	2010	SCR	2003	FGD/ESP	2010	ESP	1970
Conemaugh 1-2	FGD	1994, 95	SCR	2014	FGD/ESP/SCR	1994,95/2015	ESP	1970, 1971
Keystone 1-2	FGD	2009	SCR	2003	FGD/ESP	2009	ESP	1967, 1968
Seward	FBL/CDS	2004	SNCR	2004	FBL/FF	2004	FF	2004
Indian River 4	CDS	2011	SCR	2011	ACI	2008	ESP/FF	1980/2011
Big Cajun II 1	DSI	2015	LNBOFA/ SNCR	2005/2014	ACI	2015	ESP/upgrade or FF	1981/2015
Big Cajun II 2	Gas Conversion	2014	LNBOFA/ SNCR	2004/2014	Gas Conversion	2014	ESP	1981
Big Cajun II 3	PAL	2013	LNBOFA/ SNCR	2002/2017	ACI	2015	ESP/upgrade	1983/2015
Limestone 1-2	Wet Scrubbers	1985-86	LNBOFA/ SNCR	2002/2017	ACI	2015	ESP	1985-1986
W.A. Parish 5, 6, 7	FF co-benefit	1988	SCR	2004	ACI	2015	FF	1988
W.A. Parish 8	Wet Scrubber	1982	SCR	2004	ACI	2015	FF	1988
(a) NRG has planned the retirement of coal units at Avon Lake, Niles, New Castle, Portland, Shawville and Titus for 2015, and the retirement of Indian River Unit 3 for December of 2013.

ACI - Activated Carbon Injection CDS - Circulating Dry Scrubber DSI - Dry Sorbent Injection with Trona ESP - Electrostatic Precipitator FGD - Flue Gas Desulfurization (wet) FF- Fabric Filter
FBL - Fluidized Bed Limestone Injection
LNBOFA - Low NOx Burner with Overfire Air
PAL - Plant Average Limit
SCR - Selective Catalytic Reduction
SACR - Selective Auto-Catalytic Reduction
SNCR - Selective Non-Catalytic Reduction

The following table summarizes the estimated environmental capital expenditures for the referenced periods by region:

	Texas	East - legacy NRG	East - GenOn	South Central	Total
	(in millions)
2013	$20	$11	$108	$61	$200
2014	20	6	97	133	256
2015	17	4	27	74	122
2016	28	14	—	—	42
2017	8	2	—	—	10
Total	$93	$37	$232	$268	$630

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
2012 Capital Allocation Program
On February 28, 2012, the Company announced its intention to initiate an annual common stock dividend of $0.36 per share, and paid its first quarterly dividend on the Company's common stock of $0.09 per share on August 15, 2012. On November 15, 2012, NRG paid a quarterly dividend on the Company's common stock of $0.09 per share.
During the second quarter of 2012, the Company paid $72 million for open market repurchases of the Company's Senior Notes due 2021, at an average price of 98.58% of face value.
On September 24, 2012, NRG issued $990 million aggregate principal amount at par of the 2023 Senior Notes. The Company used the proceeds, net of issuance costs, of $978 million for the 2023 Senior Notes and additional cash on-hand to redeem the Company's Senior Notes due 2017, at an average redemption percentage of 104.016%.
As part of the 2012 program, the Company invested approximately $267 million in maintenance and environmental capital expenditures in existing assets, and approximately $3.1 billion in solar and other projects under development.

2013 Capital Allocation Program
During the first quarter of 2013, the Company paid $80 million, $104 million, and $42 million at an average price of 114.179%, 111.700%, and 113.082% of face value, for open market repurchases of the Company's 2018 Senior Notes, 2019 Senior Notes, and 2020 Senior Notes, respectively.
On February 15, 2013, NRG paid a quarterly dividend on the Company's common stock of $0.09 per share.
On February 27, 2013, the Company announced its intention to increase NRG's annual common stock dividend by 33%, to $0.48 per share, commencing with the next quarterly payment. In addition, the Company is authorized to repurchase $200 million of its common stock. The Company's common stock dividend and share repurchases are subject to available capital, market conditions, and compliance with associated laws and regulations.
Preferred Stock Dividend Payments
For the year ended December 31, 2012, NRG paid $9 million in dividend payments to holders of the Company's 3.625% Preferred Stock.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative years:

(In millions)
Year ended December 31,	2012	2011	Change
Net cash provided by operating activities	$1,149	$1,166	$(17)
Net cash used by investing activities	(2,262)	(3,047)	785
Net cash provided by financing activities	2,099	33	2,066
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

Increase primarily due to operating income adjusted for non-cash charges	$148
Decrease from GenOn operations for the post-acquisition period	(167)
Other changes in working capital	2
$(17)
 Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

Increase in capital expenditures due to increased spending on maintenance, repowering and renewable development, primarily for solar projects in construction	$(1,086)
Cash acquired in GenOn acquisition	983
Decrease in restricted cash, which was mainly to support equity requirements for U.S. DOE funded projects	348
Lower cash spent for acquisitions, which primarily reflects three Solar acquisitions and Energy Plus in 2011	296
Increase in cash for sale of assets, which primarily reflects sale of land in 2011, compared to the sale of Schkopau in 2012	130
Receipt of cash grants in 2012	62
Investments in unconsolidated affiliates, primarily related to investments in a clean technology joint venture and Petra Nova in 2011	41
Decrease in purchases and sales of emissions allowances	18
Other	(7)
$785
Net Cash Provided By Financing Activities
Changes in net cash provided by financing activities were driven by:

Decrease in cash paid to repurchase shares of NRG common stock	$430
Increase in cash proceeds from noncontrolling interests in Agua Caliente and Ivanpah	318
Decrease in cash paid for debt issuance and hedging costs	172
Net decrease in cash received for proceeds for issuance of long-term debt	(3,059)
Net decrease in the payments of debt, primarily related to payment of secured Senior Notes	4,233
Increase in the payment of dividends to common and preferred shareholders	(41)
Increase in cash receipts for financing element of acquired derivatives	15
Other	(2)
$2,066

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2012, the Company had domestic pre-tax book income of $223 million and foreign pre-tax book income of $29 million. For the year ended December 31, 2012, the Company generated an NOL of $558 million which is available to offset taxable income in future periods. As of December 31, 2012, the Company has cumulative domestic Federal NOL carryforwards of $1.7 billion and cumulative state NOL carryforwards of $2.6 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $89 million, of which $18 million will expire starting 2013 through 2020 and of which $71 million do not have an expiration date.
In addition to these amounts, the Company has $193 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily due to foreign, state and local jurisdictions, of up to $40 million in 2013.
However, as the position remains uncertain for the $193 million of tax effected uncertain tax benefits, the Company has recorded a non-current tax liability of $72 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $72 million non-current tax liability for uncertain tax benefits is primarily from positions taken on various state returns, including accrued interest.
Prior to the GenOn acquisition, the Company was not subject to U.S. federal income tax examinations for years prior to 2007. As a result of the merger, NRG is no longer subject to U.S. federal income tax examinations for years prior to 2002. With few exceptions, state and local income tax examinations are no longer open for years before 2003. The Company's significant foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2004.
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
Derivative Instrument Obligation
The Company's 3.625% Preferred Stock includes a feature which is considered an embedded derivative per ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of December 31, 2012, based on the Company's stock price, the embedded derivative was out-of-the-money and had no redemption value. See also Item 15 — Note 14, Capital Structure, to the Consolidated Financial Statements for additional discussion.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in Equity investments — As of December 31, 2012, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $233 million as of December 31, 2012. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Item 15 — Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements for additional discussion.

Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs. The following tables summarize NRG's contractual obligations and contingent obligations for guarantee. See also Item 15 — Note 11, Debt and Capital Leases, Note 21, Commitments and Contingencies, and Note 25, Guarantees, to the Consolidated Financial Statements for additional discussion.

	By Remaining Maturity at December 31,
	2012
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (a)	2011 Total
	(In millions)
Long-term debt and funded letter of credit (including estimated interest)	$1,129	$3,555	$2,932	$15,156	$22,772	$14,653
Capital lease obligations (including estimated interest)	6	10	—	—	16	123
Operating leases	290	526	558	1,506	2,880	578
Fuel purchase and transportation obligations	1,301	630	483	712	3,126	1,845
Fixed purchased power commitments	32	27	18	—	77	96
Pension minimum funding requirement (b)	61	168	134	112	475	314
Other postretirement benefits minimum funding requirement (c)	11	20	21	34	86	38
Other liabilities (d)	147	167	175	746	1,235	485
Total	$2,977	$5,103	$4,321	$18,266	$30,667	$18,132

(a)
Excludes $72 million non-current payable relating to NRG's uncertain tax benefits under ASC 740 as the period of payment cannot be reasonably estimated. Also excludes $648 million of asset retirement obligations which are discussed in Item 15 — Note 12, Asset Retirement Obligations, to the Consolidated Financial Statements.

(b)
These amounts represent the Company's estimated minimum pension contributions required under the Pension Protection Act of 2006. These amounts represent estimates that are based on assumptions that are subject to change.

(c)	These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contribution for years after 2020 are currently not available.

(d)	Includes water right agreements, service and maintenance agreements, stadium naming rights, LTSA commitments and other contractual obligations.

	By Remaining Maturity at December 31,
	2012
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2011 Total
	(In millions)
Letters of credit and surety bonds	$1,518	$76	$—	$—	$1,594	$1,670
Asset sales guarantee obligations	—	—	275	—	275	635
Commercial sales arrangements	172	142	79	1,186	1,579	1,405
Other guarantees	1	—	—	355	356	461
Total guarantees	$1,691	$218	$354	$1,541	$3,804	$4,171
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

The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2012, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2012. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 4, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2011	$422
Contracts realized or otherwise settled during the period	(467)
Contracts acquired as part of the GenOn acquisition	758
Changes in fair value	112
Fair value of contracts as of December 31, 2012	$825

	Fair Value of Contracts as of December 31, 2012
Fair value hierarchy Gains/(Losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess 4-5 Years	Total Fair Value
	(In millions)
Level 1	$255	$20	$38	$—	$313
Level 2	396	237	(105)	(4)	524
Level 3	12	(24)	—	—	(12)
Total	$663	$233	$(67)	$(4)	$825
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG's hedging activity. As of December 31, 2012, NRG's net derivative asset was $825 million, an increase to total fair value of $403 million as compared to December 31, 2011. This increase was primarily driven by contracts acquired as part of the GenOn acquisition and an increase in fair value of existing contracts due to the decreases in gas and power prices offset by the roll off of contracts that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $434 million in the net value of derivatives as of December 31, 2012.
The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in an increase of approximately $382 million in the net value of derivatives as of December 31, 2012.

Critical Accounting Policies and Estimates
NRG's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and related disclosures in compliance with U.S. GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and the fair value of certain assets and liabilities. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.
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
Assumptions used in forecasting generation
Market maturity and economic conditions
Contract interpretation
Market conditions in the energy industry, especially the effects of price volatility on contractual commitments
Income Taxes and Valuation Allowance for Deferred Tax Assets	Ability to be sustained upon audit examination of taxing authorities
Interpret existing tax statute and regulations upon application to transactions
Ability to utilize tax benefits through carry backs to prior periods and carry forwards to future periods
Impairment of Long Lived Assets	Recoverability of investment through future operations
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

Derivative Instruments
The Company follows the guidance of ASC 815 to account for derivative instruments. ASC 815 requires the Company to mark-to-market all derivative instruments on the balance sheet, and recognize changes in the fair value of non-hedge derivative instruments immediately in earnings. In certain cases, NRG may apply hedge accounting to the Company's derivative instruments. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether the overall risk is being reduced; and (iii) if there is a correlation between the changes in fair value of the derivative instrument and the underlying hedged item. Changes in the fair value of derivatives instruments accounted for as hedges are either recognized in earnings as an offset to the changes in the fair value of the related hedged item, or deferred and recorded as a component of OCI and subsequently recognized in earnings when the hedged transactions occur.
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
Certain derivative instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered to be NPNS. The availability of this exception is based upon the assumption that NRG has the ability and it is probable to deliver or take delivery of the underlying item. These assumptions are based on available baseload capacity, internal forecasts of sales and generation and historical physical delivery on contracts. Derivatives that are considered to be NPNS are exempt from derivative accounting treatment, and are accounted for under accrual accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception due to changes in estimates, the related contract would be recorded on the balance sheet at fair value combined with the immediate recognition through earnings.
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2012, NRG had a valuation allowance of $191 million. This amount is comprised of foreign net operating loss carryforwards of $88 million, foreign capital loss carryforwards of approximately $1 million and U.S. domestic state NOLs of $102 million. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in our estimate of future taxable income, the Company considered the profit before tax generated in recent years.
NRG continues to be under audit for multiple years by taxing authorities in other jurisdictions. Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. Prior to the GenOn acquisition, the Company was not subject to U.S. federal income tax examinations for years prior to 2007. As a result of the GenOn acquisition, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2002. With few exceptions, state and local income tax examinations are no longer open for years before 2003. The Company's significant foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2004.

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
Goodwill and Other Intangible Assets
At December 31, 2012, NRG reported goodwill of $1.9 billion, consisting of $1.7 billion in its Texas operating segment, or NRG Texas, that is associated with the acquisition of Texas Genco in 2006, and $200 million primarily in its retail operating segment that is associated with other business acquisitions. The Company has also recorded intangible assets in connection with its business acquisitions, measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. See Item 15 — Note 3, Business Acquisitions and Dispositions, and Note 10, Goodwill and Other Intangibles, to the Consolidated Financial Statements for further discussion.

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
The Company performed its annual goodwill impairment assessment as of December 31, 2012, and based on its qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the Retail Business, the Company determined it was not more likely than not that the fair value of goodwill attributed to the Retail Business reporting units was less than its carrying amount; as such, the annual two-step impairment test was deemed not necessary to be performed for these reporting units for the year ended December 31, 2012.
The Company performed step one of the two-step impairment test for its Texas reporting unit, NRG Texas, which is at the operating segment level. The Company determined the fair value of this reporting unit using primarily an income approach and then applied an overall market approach reasonableness test to reconcile that fair value with NRG's overall market capitalization. The Company believes the methodology and assumptions used in the valuation are consistent with the views of market participants. Significant inputs to the determination of fair value were as follows:

•
For the three solid-fuel plants that drive a majority of the value in the reporting unit, and the Cedar Bayou facility, the Company applied a discounted cash flow methodology to their long-term budgets. This approach is consistent with that used to determine fair value in prior years. The significant assumptions used to derive the long-term budgets used in the income approach are affected by the following key inputs:

◦
The Company's views of power and fuel prices considers market prices for the first five year period and the Company's fundamental view for the longer term. Hedging is included to the extent of contracts already in place;

◦
Projected generation in the long-term forecasts is based on management's estimate of supply and demand within the sub-markets for each plant and the physical and economic characteristics of each plant;

◦
The cash flow projections assume gradually rising wholesale power prices reflecting higher forward natural gas prices as well as increasing market heat rates through 2017 due to anticipated decline in reserve margins in the ERCOT market. Reserve margin is the difference between system generation capability and anticipated peak load; and

◦	The terminal value in year 2018 is calculated using the Gordon Growth Model, which assumes that the terminal value grows at a constant rate in perpetuity;

•
For the reporting unit's remaining gas plants, the Company applied a market-derived earnings multiple to the gas plants' aggregate estimated 2012 earnings before interest, taxes, depreciation and amortization. This approach is consistent with that used to determine fair values in prior years; and

•	The additional significant assumptions used in overall valuation of NRG Texas are as follows:

◦
The discount rate applied to internally developed cash flow projections for the NRG Texas reporting unit represents the weighted average cost of capital consistent with the risk inherent in future cash flows and based upon an assumed capital structure, cost of long-term debt and cost of equity consistent with comparable companies in the integrated utility industry.

◦	The intangible value to NRG Texas for synergies it provides to the Retail Business was determined by capitalizing estimated annual collateral charge and supply cost savings.

Under step one, if the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. Under the income approach described above, the Company estimated the fair value of NRG Texas' invested capital to exceed its carrying value by approximately 16% at December 31, 2012. The Company also evaluated various market-derived data including market research forecasts, recent merger and acquisition activity and earnings multiples, and together with its estimate of fair value, concluded that NRG Texas's goodwill is not impaired at December 31, 2012.
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
The Company's estimate of fair value under the income approach described above is affected by assumptions about projected power prices, generation, fuel costs, capital expenditure requirements and environmental regulations, and the Company believes that the most significant impact arises from future power prices. The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates power plants. Due to downward trends in natural gas prices, the Company performed a sensitivity scenario by using a hypothetical $0.50 per MMBtu drop in the natural gas market price for the first five year period and a $0.50 per MMBtu drop in the Company's longer-term fundamental view as used in the Company's long-term budgets and the resulting impact to the implied heat rate that would support new build of combined cycle gas plant in the Texas markets, coal and transportation charges, contracted hedges, and the impact on forecasted generation for the baseload plants during the budget period. Under this sensitivity scenario, the fair value of NRG Texas exceeded its carrying value by 3% as of December 31, 2012.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the NRG Texas reporting unit may include such items as follows:

•	Continued depressed long-term natural gas prices which may result in lower power prices in the markets in which the Texas reporting unit operates;

•	A significant change to power plants' new-build/retirement economics and reserve margins resulting primarily from unexpected environmental or regulatory changes; and/or

•	Macroeconomic factors that significantly differ from the Company's assumptions in timing or degree.
If long-term natural gas prices for periods beyond 2013 remain depressed for an extended period, the Company's goodwill may become impaired in the future, which would result in a non-cash charge, not to exceed $1.7 billion, related to the NRG Texas reporting unit.
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
As of December 31, 2012, the VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the VaR model, was $92 million.
The following table summarizes average, maximum and minimum VaR for NRG for the years ended December 31, 2012, and 2011:

(In millions)	2012	2011
VaR as of December 31,	$92	$45
For the year ended December 31,
Average	$66	$60
Maximum	96	77
Minimum	24	44
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
In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of December 31, 2012, for the entire term of these instruments entered into for both asset management and trading, was $66 million, primarily driven by asset-backed transactions.

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
NRG entered into interest rate swaps, which became effective on April 1, 2011, and were intended to hedge the risks associated with floating interest rates. For the interest rate swaps, the Company paid its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG received the monthly equivalent of a floating interest payment based on a 1-month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparties were made monthly and the LIBOR was determined in advance of each interest period. The total notional amount of the swaps, which matured on February 1, 2013, was $900 million.
In addition to those discussed above, the Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Item 15 - Note 11, Debt and Capital Leases, to the Consolidated Financial Statements, for more information about interest rate swaps of the Company's project subsidiaries.
If all of the above swaps had been discontinued on December 31, 2012, the Company would have owed the counterparties $150 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
As part of the CVSR financing, the Company entered into swaptions with a notional value of $686 million in order to hedge the project interest rate risk, of which $342 million notional value remained outstanding as of December 31, 2012. If the swaptions were discontinued on December 31, 2012, the counterparty would have owed the Company approximately $2 million.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of December 31, 2012, a 1% change in interest rates would result in a $15 million change in interest expense on a rolling twelve month basis.
As of December 31, 2012, the Company's debt fair value was $16.5 billion and the carrying value was $15.9 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $1.2 billion.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $83 million as of December 31, 2012 and a 1.00 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $39 million as of December 31, 2012. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of December 31, 2012.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company monitors and manages credit risk through credit policies that include: (i) an established credit approval process; (ii) a daily monitoring of counterparties' credit limits; (iii) the use of credit mitigation measures such as margin, collateral, prepayment arrangements, or volumetric limits; (iv) the use of payment netting agreements; and (v) the use of master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. The Company also has credit protection within various agreements to call on additional collateral support if and when necessary. Cash margin is collected and held at the Company to cover the credit risk of the counterparty until positions settle.

As of December 31, 2012, aggregate counterparty credit exposure to a significant portion of the Company's counterparties totaled $1.3 billion, of which the Company held collateral (cash and letters of credit) against those positions of $74 million resulting in a net exposure of $1.2 billion. Approximately 91% of the Company's exposure before collateral is expected to roll off by the end of 2014. The following table highlights the Company's portfolio credit quality and aggregated net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2012, the aggregate credit exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (% of Total)
Financial institutions	63%
Utilities, energy merchants, marketers and other	29
Coal and emissions	1
ISOs	7
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	95%
Non-rated (b)	1
Non-Investment grade	4
Total	100%

(a)	Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices.

(b)	For non-rated counterparties, the majority are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.
The Company has credit exposure to certain wholesale counterparties representing more than 10% of the total net exposure discussed above and the aggregate credit exposure to such counterparties was $565 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Company does not anticipate a material impact on its financial position or results of operations from nonperformance by any counterparty.
Counterparty credit exposure described above excludes credit risk exposure under certain long term contracts, including California tolling agreements, South Central load obligations, solar PPAs and a coal supply agreement. As external sources or observable market quotes are not available to estimate such exposure, the Company valued these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2012, credit exposure to these counterparties is approximately $1.2 billion for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. Many of these power contracts are with utilities or public power entities that have strong credit quality and specific public utility commission or other regulatory support. In the case of the coal supply agreement, NRG holds a lien against the underlying asset. These factors significantly reduce the risk of loss.
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
As of December 31, 2012, the Company's credit exposure to C&I customers was diversified across many customers and various industries, with a significant portion of the exposure with government entities.
NRG is also exposed to credit risk relating to its Mass customers, which may result in a write-off of bad debt. During 2012, the Company continued to experience improved customer payment behavior, but current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.

Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts that have adequate assurance clauses that are in a net liability position as of December 31, 2012, was $78 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2012, was $42 million. The Company is also a party to certain marginable agreements under which it has a net liability position but the counterparty has not called for the collateral due, which is approximately $28 million as of December 31, 2012.
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

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of NRG's management, including its principal executive officer, principal financial officer and principal accounting officer, NRG conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's report on the Company's internal control over financial reporting and the report of the Company's independent registered public accounting firm are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" and under the caption "Report of Independent Registered Public Accounting Firm" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Changes in Internal Control over Financial Reporting
On December 14, 2012, NRG Energy, Inc. acquired GenOn Energy, Inc., as described in Item 15 — Note 3, Business Acquisitions and Dispositions to the Consolidated Financial Statements. Prior to the acquisition date, there were no changes in either company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, either company's internal control over financial reporting.
Post acquisition, management maintained the effectiveness of each company's legacy controls over the design and operation of its disclosure controls and procedures. In addition, management designed and tested additional controls over the financial reporting process, which support the preparation of NRG's consolidated financial statements in accordance with U.S. GAAP.
The Company plans to further integrate GenOn and NRG's internal control over financial reporting in 2013.
Inherent Limitations over Internal Controls
NRG's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

3.
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
Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors
E. Spencer Abraham has been a director of NRG since December 2012. Previously, he served as a director of GenOn Energy, Inc. from January 2012 to December 2012. He is Chairman and Chief Executive Officer of The Abraham Group, an international strategic consulting firm based in Washington, D.C which he founded in 2005. Prior to that, Secretary Abraham served as Secretary of Energy under President George W. Bush from 2001 through January 2005 and was a U.S. Senator for the State of Michigan from 1995 to 2001. Secretary Abraham serves on the board of Occidental Petroleum Corporation, PBF Energy, and the following private companies: C3 Energy Resource Management, International Battery and Sindicatum Sustainable Resources. Secretary Abraham also serves as chairman of the advisory committee of Lynx Global Realty Asset Fund and Uranium Energy Corporation. Secretary Abraham previously served as the non-executive chairman of AREVA, Inc., the U.S. subsidiary of the French-owned nuclear company, and as a director of Deepwater Wind LLC, International Battery, Green Rock Energy, ICx Technologies and PetroTiger. He also previously served on the advisory board or committees of Midas Medici (Utilipoint), Millennium Private Equity, Sunovia and Wetherly Capital.
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
John F. Chlebowski has been a director of NRG since December 2003. Mr. Chlebowski served as the President and Chief Executive Officer of Lakeshore Operating Partners, LLC, a bulk liquid distribution firm, from March 2000 until his retirement in December 2004. From July 1999 until March 2000, Mr. Chlebowski was a senior executive and cofounder of Lakeshore Liquids Operating Partners, LLC, a private venture firm in the bulk liquid distribution and logistics business, and from January 1998 until July 1999, he was a private investor and consultant in bulk liquid distribution. From 1994 until 1997, he was the President and Chief Executive Officer of GATX Terminals Corporation, a subsidiary of GATX Corporation. Prior to that, he served as Vice President of Finance and Chief Financial Officer of GATX Corporation from 1986 to 1994. Mr. Chlebowski is a director of First Midwest Bancorp Inc. and the Non-Executive Chairman of SemGroup Corporation. Mr. Chlebowski also served as a director of Laidlaw International, Inc. from June 2003 until October 2007, SpectraSite, Inc. from June 2004 until August 2005, and Phosphate Resource Partners Limited Partnership from June 2004 until August 2005.
Lawrence S. Coben has been a director of NRG since December 2003. He is currently Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company, from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Dr. Coben was an independent consultant. From 1994 to 1996, Dr. Coben was Chief Executive Officer of Bolivian Power Company. Dr. Coben is also Executive Director of the Sustainable Preservation Initiative and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology.
Howard E. Cosgrove has served as Chairman of the Board and a director of NRG since December 2003. He was Chairman and Chief Executive Officer of Conectiv and its predecessor Delmarva Power and Light Company from December 1992 to August 2002. Prior to December 1992, Mr. Cosgrove held various positions with Delmarva Power and Light including Chief Operating Officer and Chief Financial Officer. Mr. Cosgrove serves on the Board of Trustees of the University of Delaware and previously served as Chairman.
David Crane has served as the President, Chief Executive Officer and a director of NRG since December 2003. Prior to joining NRG, Mr. Crane served as Chief Executive Officer of International Power plc, a UK-domiciled wholesale power generation company, from January 2003 to November 2003, and as Chief Operating Officer from March 2000 through December 2002. Mr. Crane was Senior Vice President - Global Power New York at Lehman Brothers Inc., an investment banking firm, from January 1999 to February 2000, and was Senior Vice President - Global Power Group, Asia (Hong Kong) at Lehman Brothers from June 1996 to January 1999. Mr. Crane was also a director of El Paso Corporation from December 2009 to May 2012.
Terry G. Dallas has been a director of NRG since December 2012. Previously, he served as a director of GenOn Energy, Inc. from December 2010 to December 2012. Mr. Dallas served as a director of Mirant Corporation from 2006 until December 2010. Mr. Dallas was also the former Executive Vice President and Chief Financial Officer of Unocal Corporation, an oil and gas exploration and production company prior to its merger with Chevron Corporation, from 2000 to 2005. Prior to that, Mr. Dallas held various executive finance positions in his 21-year career with Atlantic Richfield Corporation, an oil and gas company with major operations in the United States, Latin America, Asia, Europe and the Middle East.

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
Kathleen A. McGinty has been a director of NRG since October 2008. Most recently, Ms. McGinty served as Secretary of the Pennsylvania Department of Environmental Protection (“DEP”), a position she held from 2003 until July 2008. Before joining the DEP, Ms. McGinty spent six years in the Clinton White House, where she was chair of the White House Council on Environmental Quality and earlier served as a senior environmental advisor to Vice President Al Gore. She also served as Secretary of the Board of Trustees at Saint Joseph's University in Pennsylvania and is the former Chair of the Pennsylvania Energy Development Authority. Ms. McGinty is also an operating partner of Element Partners, an investor in the clean technology sector. Ms. McGinty is also a director of Iberdrola USA. Recently, Ms. McGinty joined Weston Solutions, Inc. as Senior Vice President and Managing Director for Strategic Growth. Weston is an environmental engineering and remediation firm.
Edward R. Muller has served as Vice Chairman of the Board and a director of NRG since December 2012. Previously, he served as the Chairman and Chief Executive Officer of GenOn Energy, Inc from December 2010 to December 2012. He also served as President of GenOn from August 2011to December 2012. Prior to that, Mr. Muller served as the Chairman, President and Chief Executive Officer of Mirant Corporation from 2005 to December 2010. He served as President and Chief Executive Officer of Edison Mission Energy, a California-based independent power producer from 1993 to 2000. Mr. Muller is also a director of Transocean Ltd.
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
Evan J. Silverstein has been a director of NRG since December 2012. Previously, he served as a director of GenOn Energy, Inc. from August 2006 to December 2012. He served as General Partner and Portfolio Manager of SILCAP LLC, a market-neutral hedge fund that principally invests in utilities and energy companies, from January 1993 until his retirement in December 2005. Previously, he served as portfolio manager specializing in utilities and energy companies and as senior equity utility analyst. Mr. Silverstein has given numerous speeches and has testified before Congress on a variety of energy-related issues. He is an audit committee financial expert.

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
David R. Hill has served as Executive Vice President and General Counsel since September 2012. Prior to joining NRG, Mr. Hill was a partner and co-head of Sidley Austin LLP's global energy practice group. Prior to this, Mr. Hill served as General Counsel of the U.S. Department of Energy from August 2005 to January 2009 and, for the three years prior to that, as Deputy General Counsel for Energy Policy of the U.S. Department of Energy. Before his federal government service, Mr. Hill was a partner in major law firms in Washington, D.C. and Kansas City, Missouri, and handled a variety of regulatory, litigation and corporate matters. He received his law degree from Northwestern University School of Law in Chicago.
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
Ronald B. Stark has served as Vice President and Chief Accounting Officer since March 2012. In this capacity, Mr. Stark is responsible for directing NRG's financial accounting and reporting activities. Prior to this, Mr. Stark served as the Company's Vice President, Internal Audit from August 2011 to February 2012. He previously served as Director, Financial Reporting from October 2007 through July 2011. Mr. Stark joined the Company in January 2007. Mr. Stark previously held various executive and managerial accounting positions at Pegasus Communications and Berlitz International and began his career with Deloitte and Touche.

Denise M. Wilson has served as Executive Vice President and President, Alternative Energy Services since July 2011. In this capacity, Ms. Wilson is responsible for the oversight of all alternative energy ventures and development. Prior to this, Ms. Wilson served as Executive Vice President and Chief Administrative Officer (“CAO”) from September 2008 to July 2011. As CAO, Ms. Wilson had oversight for several key corporate functions including Human Resources, Investor Relations, Communications and Information Technology. Ms. Wilson originally joined NRG in 2000 and served as Vice President, Human Resources from 2004 until she was named CAO in July 2006. She served in that position until March 2007 when she joined Nash-Finch Company, a leading national food distributor as Senior Vice President, Human Resources. Ms. Wilson left Nash-Finch in June 2008 to retire and then rejoined NRG in September 2008. Ms. Wilson has also served as Vice President, Human Resources Operations with Metris Companies Inc. and Director, Human Resources with General Electric ITS.
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
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 11 — Executive Compensation
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	11,154,603	(1)	$22.75	8,599,188
Equity compensation plans not approved by security holders	2,116,317	(2)	24.29	2,126,892
Total	13,270,920		$22.99	10,726,080	(3)

(1)
Consists of shares issuable under the NRG LTIP and the ESPP. The NRG LTIP became effective upon the Company's emergence from bankruptcy. On July 28, 2010, the NRG LTIP was amended to increase the number of shares available for issuance to 22,000,000. The ESPP was approved by the Company's stockholders on May 14, 2008. As of December 31, 2011, there were 500,000 shares reserved from the Company's treasury shares for the ESPP. On April 25, 2012, NRG stockholders approved an increase of 1,000,000 shares available for issuance under the ESPP.

(2)
Consists of shares issuable under the NRG GenOn LTIP. On December 14, 2012, in connection with the Merger, NRG assumed the GenOn Energy, Inc. 2010 Omnibus Incentive Plan, and changed the name to the NRG 2010 Stock Plan for GenOn Employees, or the NRG GenOn LTIP. While the GenOn Energy, Inc. 2010 Omnibus Incentive Plan was previously approved by stockholders of RRI Energy, Inc. before it became GenOn, the plan is listed as “not approved” because the NRG GenOn LTIP was not subject to separate line item approval by NRG's stockholders when the Merger (which included the assumption of this plan) was approved. NRG intends to make subsequent grants under the NRG GenOn LTIP. As part of the Merger, NRG also assumed the GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan, and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. NRG has no intention of making any grants or awards of its own equity securities under these plans. The number of securities to be issued upon the exercise of outstanding awards under these plans is 1,053,757 at a weighted-average exercise price of $59.66. See Item 15 — Note 19, Stock-Based Compensation, to Consolidated Financial Statements for a discussion of the NRG GenOn LTIP.

(3)
Consists of 7,580,318 shares of common stock under NRG's LTIP, 2,126,892 shares of common stock under the NRG GenOn LTIP, and 1,018,870 shares of treasury stock reserved for issuance under the ESPP. In the first quarter of 2013, 61,219 shares were issued to employees' accounts from the treasury stock reserve for the ESPP.

Both the NRG LTIP and the NRG GenOn LTIP provide for grants of stock options, stock appreciation rights, restricted stock, performance units, deferred stock units and dividend equivalent rights. NRG's directors, officers and employees, as well as other individuals performing services for, or to whom an offer of employment has been extended by the Company, are eligible to receive grants under the NRG LTIP and the NRG GenOn LTIP. However, participants eligible for the NRG LTIP at the time of the Merger are not eligible to receive grants under the NRG GenOn LTIP. The purpose of the NRG LTIP and the NRG GenOn LTIP is to promote the Company's long-term growth and profitability by providing these individuals with incentives to maximize stockholder value and otherwise contribute to the Company's success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee of the Board of Directors administers the NRG LTIP and the NRG GenOn LTIP.
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income/(Loss) — Years ended December 31, 2012, 2011, and 2010
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011, and 2010
Consolidated Statement of Stockholders' Equity — Years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements
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
(c) Not applicable

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
NRG Energy Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Form 10‑K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NRG Energy, Inc.:
We have audited NRG Energy, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NRG Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, NRG Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NRG Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NRG Energy, Inc.:

We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NRG Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NRG Energy, Inc. and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 27, 2013

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2012	2011	2010
Operating Revenues
Total operating revenues	$8,422	$9,079	$8,849
Operating Costs and Expenses
Cost of operations	6,087	6,675	6,073
Depreciation and amortization	950	896	838
Impairment charge on emission allowances	—	160	—
Selling, general and administrative	892	668	598
GenOn acquisition-related transaction and integration costs	107	—	—
Development costs	36	45	55
Total operating costs and expenses	8,072	8,444	7,564
Gain on sale of assets	—	—	23
Operating Income	350	635	1,308
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	37	35	44
Bargain purchase gain related to GenOn acquisition	560	—	—
Impairment charge on investment	(2)	(495)	—
Other income, net	19	19	33
Loss on debt extinguishment	(51)	(175)	(2)
Interest expense	(661)	(665)	(630)
Total other expense	(98)	(1,281)	(555)
Income/(Loss) Before Income Taxes	252	(646)	753
Income tax (benefit)/expense	(327)	(843)	277
Net Income	579	197	476
Less: Net income/(loss) attributable to noncontrolling interest	20	—	(1)
Net Income Attributable to NRG Energy, Inc.	559	197	477
Dividends for preferred shares	9	9	9
Income Available for Common Stockholders	$550	$188	$468
Earnings Per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	232	240	252
Net Income per Weighted Average Common Share — Basic	$2.37	$0.78	$1.86
Weighted average number of common shares outstanding — diluted	234	241	254
Net Income per Weighted Average Common Share — Diluted	$2.35	$0.78	$1.84
Dividends Per Common Share	$0.18	$—	$—
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Net Income	$579	$197	$476
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net of income tax benefit/(expense) of $94, $181, and ($20)	(163)	(309)	35
Foreign currency translation adjustments, net of income tax benefit of $1, $1, and $1	(1)	(2)	(3)
Reclassification adjustment for translation gain realized upon sale of Schkopau, net of income tax benefit of $6, $0, and $0	(11)	—	—
Available-for-sale securities, net of income tax expense of $1, $0, and $0	3	(1)	—
Defined benefit plan, net of income tax benefit of $21, $27, and $9	(52)	(46)	(16)
Other comprehensive (loss)/income	(224)	(358)	16
Comprehensive income/(loss)	355	(161)	492
Less: Comprehensive income/(loss) attributable to noncontrolling interest	20	—	(1)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	335	(161)	493
Dividends for preferred shares	9	9	9
Comprehensive income/(loss) available for common stockholders	$326	$(170)	$484
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$2,087	$1,105
Funds deposited by counterparties	271	258
Restricted cash	217	292
Accounts receivable — trade, less allowance for doubtful accounts of $32 and $23	986	834
Inventory	931	308
Derivative instruments	2,644	4,427
Cash collateral paid in support of energy risk management activities	229	311
Deferred income taxes	56	—
Prepayments and other current assets	535	214
Total current assets	7,956	7,749
Property, Plant and Equipment
In service	21,316	15,704
Under construction	4,369	2,487
Total property, plant and equipment	25,685	18,191
Less accumulated depreciation	(5,417)	(4,570)
Net property, plant and equipment	20,268	13,621
Other Assets
Equity investments in affiliates	676	640
Capital leases and notes receivable, less current portion	79	342
Goodwill	1,956	1,886
Intangible assets, net of accumulated amortization of $1,706 and $1,452	1,200	1,419
Nuclear decommissioning trust fund	473	424
Derivative instruments	662	483
Deferred income taxes	1,261	—
Other non-current assets	597	336
Total other assets	6,904	5,530
Total Assets	$35,128	$26,900
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2012	2011
	(In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$147	$87
Accounts payable	1,170	808
Derivative instruments	1,981	4,029
Deferred income taxes	—	127
Cash collateral received in support of energy risk management activities	271	258
Accrued interest expense	191	165
Other accrued expenses	567	281
Other current liabilities	350	106
Total current liabilities	4,677	5,861
Other Liabilities
Long-term debt and capital leases	15,733	9,745
Nuclear decommissioning reserve	354	335
Nuclear decommissioning trust liability	273	254
Postretirement and other benefit obligations	803	400
Deferred income taxes	55	1,389
Derivative instruments	500	459
Out-of-market contracts	1,216	183
Other non-current liabilities	735	356
Total non-current liabilities	19,669	13,121
Total Liabilities	24,346	18,982
3.625% convertible perpetual preferred stock; $0.01 par value; 250,000 shares issued and outstanding (at liquidation value of $250, net of issuance costs)	249	249
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 399,112,616 and 304,183,720 shares issued and 322,606,898 and 227,519,521 shares outstanding at December 31, 2012 and 2011	4	3
Additional paid-in capital	7,587	5,346
Retained earnings	4,494	3,987
Less treasury stock, at cost — 76,505,718 and 76,664,199 shares at December 31, 2012 and 2011	(1,920)	(1,924)
Accumulated other comprehensive (loss)/income	(150)	74
Noncontrolling interest	518	183
Total Stockholders' Equity	10,533	7,669
Total Liabilities and Stockholders' Equity	$35,128	$26,900
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash Flows from Operating Activities
Net income	$579	$197	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	2	9	(19)
Bargain purchase gain related to GenOn acquisition	(560)	—	—
Depreciation and amortization	950	896	838
Provision for bad debts	45	59	54
Amortization of nuclear fuel	39	39	40
Amortization of financing costs and debt discount/premiums	31	32	32
Loss on debt extinguishment	9	58	—
Amortization of intangibles and out-of-market commodity contracts	146	167	4
Amortization of unearned equity compensation	41	28	30
Loss on disposals and sales of assets, net	11	14	4
Impairment charges and asset write downs	—	657	25
Changes in derivative instruments	124	(138)	(114)
Changes in deferred income taxes and liability for uncertain tax benefits	(353)	(859)	255
Changes in nuclear decommissioning trust liability	37	20	34
Cash (used)/provided by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(131)	(119)	138
Inventory	(172)	145	91
Prepayments and other current assets	(26)	59	(51)
Accounts payable	(132)	9	(261)
Accrued expenses and other current liabilities	231	(111)	(48)
Other assets and liabilities	278	4	95
Net Cash Provided by Operating Activities	1,149	1,166	1,623
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(81)	(377)	(1,006)
Cash acquired in GenOn acquisition	983	—	—
Capital expenditures	(3,396)	(2,310)	(706)
Increase in restricted cash, net	(66)	(35)	(4)
Decrease/(increase) in restricted cash to support equity requirements for U.S. DOE funded projects	164	(215)	—
(Increase)/decrease in notes receivable	(24)	12	39
Proceeds from renewable energy grants	62	—	102
Purchases of emission allowances, net of proceeds	(1)	(19)	(34)
Investments in nuclear decommissioning trust fund securities	(436)	(406)	(341)
Proceeds from sales of nuclear decommissioning trust fund securities	399	385	307
Proceeds from sale of assets, net	137	7	43
Investments in unconsolidated affiliates	(25)	(66)	(23)
Other	22	(23)	—
Net Cash Used by Investing Activities	(2,262)	(3,047)	(1,623)
Cash Flows from Financing Activities
Payment of dividends to preferred and common stockholders	(50)	(9)	(9)
(Payments for)/net receipts from settlement of acquired derivatives that include financing elements	(68)	(83)	137
Payment for treasury stock	—	(430)	(180)
Sales proceeds and other contributions from noncontrolling interests in subsidiaries	347	29	50
Proceeds from issuance of common stock	—	2	2
Proceeds from issuance of long-term debt	3,165	6,224	1,484
(Payments for)/proceeds from term loan for funded letter of credit facility	—	(1,300)	1,300
Decrease/(increase) in restricted cash supporting funded letter of credit facility	—	1,300	(1,300)
Payment of debt issuance and hedging costs	(35)	(207)	(75)
Payments for short and long-term debt	(1,260)	(5,493)	(758)
Net Cash Provided by Financing Activities	2,099	33	651
Effect of exchange rate changes on cash and cash equivalents	(4)	2	(4)
Net Increase/(Decrease) in Cash and Cash Equivalents	982	(1,846)	647
Cash and Cash Equivalents at Beginning of Period	1,105	2,951	2,304
Cash and Cash Equivalents at End of Period	$2,087	$1,105	$2,951
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Noncon-trolling Interest	Total Stockholders' Equity
	(In millions)
Balances at December 31, 2009	$149	$3	$4,948	$3,332	$(1,163)	$416	$12	$7,697
Net income/(loss)				477			(1)	476
Other comprehensive income						16		16
Equity-based compensation			28					28
Purchase of treasury stock					(180)			(180)
Preferred stock dividends				(9)				(9)
ESPP share purchases			3					3
NINA contribution, net of $17 tax			27				6	33
4.00% preferred stock conversion to common stock	(149)		149					—
Shares returned from affiliate of CS			160		(160)			—
Other			8					8
Balances at December 31, 2010	$—	$3	$5,323	$3,800	$(1,503)	$432	$17	$8,072
Net income				197				197
Other comprehensive loss						(358)		(358)
Equity-based compensation			28					28
Purchase of treasury stock					(430)			(430)
Preferred stock dividends				(9)				(9)
ESPP share purchases			(5)	(1)	9			3
NINA deconsolidation							(17)	(17)
Ivanpah contribution							183	183
Balances at December 31, 2011	$—	$3	$5,346	$3,987	$(1,924)	$74	$183	$7,669
Net income				559			20	579
Other comprehensive loss						(224)		(224)
Issuance of shares for acquisition of GenOn		1	2,176					2,177
Equity-based compensation			34					34
Preferred stock dividends				(9)				(9)
Common stock dividends				(41)				(41)
ESPP share purchases			(1)	(2)	4			1
Sales proceeds and other contributions from noncontrolling interests			32				315	347
Balances at December 31, 2012	$—	$4	$7,587	$4,494	$(1,920)	$(150)	$518	$10,533
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
General
NRG Energy, Inc., or NRG or the Company, is an integrated wholesale power generation and retail electricity company in the United States. At its core, NRG is a wholesale power generator engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services. Second, while leveraging its core wholesale power business, NRG is a retail energy company engaged in the supply of energy, services, and innovative, sustainable products to retail customers in competitive markets through multiple channels and brands like Reliant Energy, Green Mountain Energy, and Energy Plus (collectively, the Retail Business). Finally, NRG is focused on the deployment and commercialization of potentially disruptive technologies, like electric vehicles, Distributed Solar and smart meter technology, which have the potential to change the nature of the power supply industry.
NRG's domestic generation facilities consist of intermittent, baseload, intermediate, and peaking power generation facilities. The following table summarizes NRG's global generation portfolio by operating segment, which includes 89 fossil fuel plants, four Utility Scale Solar facilities and four wind farms, as well as Distributed Solar facilities. Also included are three natural gas plants, three Utility Scale Solar facilities and additional Distributed Solar facilities currently under construction, and two Utility Scale Solar facilities partially in-service. All Utility Scale Solar and Distributed Solar facilities are described in megawatts on an alternating current, or AC, basis:

	Fossil Fuel, Nuclear, and Renewable
	(In MW)
Generation Type	Texas	East	South Central	West	Other (Thermal)	Alter- native Energy	Total Domestic	Other (Inter-national)	Total Global
Natural gas	5,510	7,655	3,820	7,520	105	—	24,610	—	24,610
Coal	4,195	7,585	1,495	—	15	—	13,290	605	13,895
Oil	—	6,030	—	—	—	—	6,030	—	6,030
Nuclear	1,175	—	—	—	—	—	1,175	—	1,175
Wind	—	—	—	—	—	450	450	—	450
Utility Scale Solar	—	—	—	—	—	345	345	—	345
Distributed Solar	—	—	—	—	—	40	40	—	40
Total generation capacity	10,880	21,270	5,315	7,520	120	835	45,940	605	46,545

Under Construction
Natural gas	—	—	—	1,270	—	75	1,345	—	1,345
Utility Scale Solar	—	—	—	—	—	430	430	—	430
Distributed Solar	—	—	—	—	—	5	5	—	5
Total under construction	—	—	—	1,270	—	510	1,780	—	1,780
In addition, the Company's thermal assets provide steam and chilled water capacity of approximately 1,098 MWt through its district energy business.
NRG sells power from its generation portfolio and offers capacity or similar products to retail electric providers and others, and providing ancillary services to support system reliability.
NRG's Retail Business arranges for the transmission and delivery of electricity to customers, bill customers, collect payments for electricity sold and maintain call centers to provide customer service. Based on metered locations, as of December 31, 2012, the Retail Business combined to serve approximately 2.2 million residential, small business, commercial and industrial customers.
NRG was incorporated as a Delaware corporation on May 29, 1992. NRG's common stock is listed on the New York Stock Exchange under the symbol "NRG". The Company's principal executive offices are located at 211 Carnegie Center, Princeton, New Jersey 08540. With the Merger completed, NRG is now dual headquartered, with financial and commercial headquarters in Princeton, New Jersey and operational headquarters in Houston, Texas. NRG's telephone number is (609) 524-4500. The address of the Company's website is www.nrgenergy.com. NRG's recent annual reports, quarterly reports, current reports, and other periodic filings are available free of charge through the Company's website.

Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. The ASC, established by the FASB, is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.
The consolidated financial statements include NRG's accounts and operations and those of its subsidiaries in which the Company has a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, NRG applies the guidance of ASC 810, Consolidations, or ASC 810, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE should be consolidated.
2012 Business Segment Realignment
Effective in fiscal year 2012, NRG's segment structure and its allocation of corporate expenses were updated to reflect how management currently makes financial decisions and allocates resources. The Company has recast the data from prior periods to reflect this change in reportable segments to conform to the current year presentation. The Company's businesses are primarily segregated based on the Retail Business, conventional power generation, alternative energy businesses and corporate activities.  Within NRG's conventional power generation operations, there are distinct components with separate operating results and management structures for the following geographical regions: Texas, East, South Central, West, and Other, which includes its international businesses, thermal and chilled water business and maintenance services.  The Company's alternative energy businesses include solar and wind assets, electric vehicle services and carbon capture business.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase.
Funds Deposited by Counterparties
Funds deposited by counterparties consist of cash held by the Company as a result of collateral posting obligations from its counterparties. Some amounts are segregated into separate accounts that are not contractually restricted but, based on the Company's intention, are not available for the payment of general corporate obligations. Depending on market fluctuations and the settlement of the underlying contracts, the Company will refund this collateral to the hedge counterparties pursuant to the terms and conditions of the underlying trades. Since collateral requirements fluctuate daily and the Company cannot predict if any collateral will be held for more than twelve months, the funds deposited by counterparties are classified as a current asset on the Company's balance sheet, with an offsetting liability for this cash collateral received within current liabilities. Changes in funds deposited by counterparties are closely associated with the Company's operating activities, and are classified as an operating activity in the Company's consolidated statements of cash flows.
Restricted Cash
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. These funds are used to pay for current operating expenses and current debt service payments as well as to fund required equity contributions, per the restrictions of the debt agreements.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are reported in the balance sheet at outstanding principal adjusted for any write-offs and the allowance for doubtful accounts. For its Retail Business, the Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings (for commercial and industrial customers), historical collections, accounts receivable aging and other factors. The Retail Business writes-off accounts receivable balances against the allowance for doubtful accounts when it determines a receivable is uncollectible.

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
NINA is majority-owned subsidiary of NRG established to develop, finance and invest in new advanced design nuclear projects in select markets across North America, including the planned South Texas Project Units 3 and 4 Project, or STP 3 & 4. On March 11, 2011, Japan was hit by a devastating earthquake and tsunami which, in turn, triggered a nuclear incident at the Fukushima Daiichi Nuclear Power Station. The nuclear incident in Japan introduced multiple and substantial uncertainties around new nuclear development in the United States and the availability of debt and equity financing to NINA. Consequently, NINA announced, on March 21, 2011, that it was reducing the scope of development at the STP 3 & 4 expansion and suspended indefinitely all detailed engineering work and other pre-construction activities. As a result, NRG announced that, while it will cooperate with and support its current partners and any prospective future partners in attempting to develop STP 3 & 4 successfully, it was withdrawing from further financial participation in NINA's development of STP 3 & 4.
Due to the events described above, NRG evaluated its investment in NINA for impairment. As part of this process, NRG evaluated the contractual rights and economic interests held by the various stakeholders in NINA, and concluded that while it continues to hold majority legal ownership, NRG ceased to have a controlling financial interest in NINA at the end of the first quarter of 2011. Consequently, NRG deconsolidated NINA as of March 31, 2011, in accordance with ASC 810. This resulted in the removal of the following amounts from NRG's consolidated balance sheet: $930 million of construction in progress; $154 million of accounts payable and accrued expenses; $297 million of long-term debt; $17 million of non-controlling interest; and $19 million of other assets and liabilities. Furthermore, NRG concluded it was remote that NRG would recover any portion of the carrying amount of its equity investment in NINA and, consequently, recorded impairment charges related to the full amount of its investment, as well as additional contributions made to support the reduced scope of work. The impairment charges totaled $495 million for the year ended December 31, 2011. In 2012, NRG recorded an additional impairment charge related to additional contributions made of $2 million.

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
Interest incurred on funds borrowed to finance capital projects is capitalized, until the project under construction is ready for its intended use. The amount of interest capitalized for the years ended December 31, 2012, 2011, and 2010, was $104 million, $80 million, and $36 million, respectively.
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
Intangible assets determined to have indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that such acquired intangible assets have been determined to have finite lives and should now be amortized over their useful lives. NRG had no intangible assets with indefinite lives recorded as of December 31, 2012.
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

Income Taxes
NRG accounts for income taxes using the liability method in accordance with ASC 740, which requires that the Company use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.
NRG has two categories of income tax expense or benefit — current and deferred, as follows:

•	Current income tax expense or benefit consists solely of current taxes payable less applicable tax credits, and

•	Deferred income tax expense or benefit is the change in the net deferred income tax asset or liability, excluding amounts charged or credited to accumulated other comprehensive income.
NRG reports some of the Company's revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company's financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company's consolidated balance sheets. NRG measures the Company's deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in our estimate of future taxable income, the Company considered the profit before tax generated in recent years. A valuation allowance is recorded to reduce the Company's net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
In accordance with ASC 805 and as discussed further in Note 18, Income Taxes, changes to existing net deferred tax assets or valuation allowances or changes to uncertain tax benefits, are recorded to income tax expense.
Revenue Recognition
Energy — Both physical and financial transactions are entered into to optimize the financial performance of NRG's generating facilities. Electric energy revenue is recognized upon transmission to the customer. Physical transactions, or the sale of generated electricity to meet supply and demand, are recorded on a gross basis in the Company's consolidated statements of operations. Financial transactions, or the buying and selling of energy for trading purposes, are recorded net within operating revenues in the consolidated statements of operations in accordance with ASC 815.
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

Retail revenues — Gross revenues for energy sales and services to retail customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period end are estimated. Gross revenues also includes energy revenues from resales of purchased power, which were $151 million, $186 million and $158 million for the years ended December 31, 2012, 2011, and 2010, respectively. These revenues represent the sale of excess supply to third parties in the market.
Accrued unbilled revenues are based on estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed. NRG recorded receivables for unbilled revenues of $338 million, $318 million and $282 million as of December 31, 2012, 2011, and 2010, respectively, for retail energy sales and services.
PPAs — Certain of the Company's revenues are currently obtained through PPAs or other contractual arrangements. All of these PPAs are recorded as operating leases in accordance with ASC 840, Leases, or ASC 840. ASC 840 requires minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. These leases have no minimum lease payments and all the rent is recorded as contingent rent on an actual basis when the electricity is delivered.
Gross Receipts and Sales Taxes
In connection with its Retail Business, the Company records gross receipts taxes on a gross basis in revenues and cost of operations in its consolidated statements of operations. During the years ended December 31, 2012, 2011, and 2010, NRG's revenues and cost of operations included gross receipts taxes of $67 million, $64 million, and $67 million respectively. Additionally, the Retail Business records sales taxes collected from its taxable customers and remitted to the various governmental entities on a net basis, thus, there is no impact on the Company's consolidated statement of operations.
Cost of Energy for Retail Operations
The cost of energy for electricity sales and services to retail customers is based on estimated supply volumes for the applicable reporting period. A portion of the cost of energy ($97 million, $87 million and $61 million as of December 31, 2012, 2011, and 2010, respectively) was accrued and consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities. In estimating supply volumes, the Company considers the effects of historical customer volumes, weather factors and usage by customer class. Transmission and distribution delivery fees are estimated using the same method used for electricity sales and services to retail customers. In addition, ISO fees are estimated based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as cost of operations in the applicable reporting period.
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
Foreign Currency Translation and Transaction Gains and Losses
The local currencies are generally the functional currency of NRG's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted-average rates of exchange for the period. The resulting currency translation adjustments are not included in the Company's statements of operations for the period, but are accumulated and reported as a separate component of stockholders' equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income/(expense) in the Company's statements of operations. For the years ended December 31, 2012, 2011, and 2010, amounts recognized as foreign currency transaction gains (losses) were immaterial. The Company's cumulative translation adjustment balances as of December 31, 2012, 2011, and 2010 were $53 million, $72 million and $76 million, respectively.
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trust funds, accounts receivable, notes receivable, derivatives, and investments in debt securities. Trust funds are held in accounts managed by experienced investment advisors. Certain accounts receivable, notes receivable, and derivative instruments are concentrated within entities engaged in the energy industry. These industry concentrations may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables and other contractual arrangements are subject to collateral requirements under the terms of enabling agreements. However, the Company believes that the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base. See Note 4, Fair Value of Financial Instruments, for a further discussion of derivative concentrations.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, funds deposited by counterparties, receivables, accounts payables, and accrued liabilities approximate fair value because of the short-term maturity of these instruments. See Note 4, Fair Value of Financial Instruments for a further discussion of fair value of financial instruments.
Asset Retirement Obligations
NRG accounts for its AROs in accordance with ASC 410-20, Asset Retirement Obligations, or ASC 410-20. Retirement obligations associated with long-lived assets included within the scope of ASC 410-20 are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. ASC 410-20 requires an entity to recognize the fair value of a liability for an ARO in the period in which it is incurred and a reasonable estimate of fair value can be made.
Upon initial recognition of a liability for an ARO, NRG capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. See Note 12, Asset Retirement Obligations, for a further discussion of AROs.

Pensions
NRG offers pension benefits through either a defined benefit pension plan or a cash balance plan. In addition, the Company provides postretirement health and welfare benefits for certain groups of employees. NRG accounts for pension and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits. NRG recognizes the funded status of the Company's defined benefit plans in the statement of financial position and records an offset for gains and losses as well as all prior service costs that have not been included as part of the Company's net periodic benefit cost to other comprehensive income. The determination of NRG's obligation and expenses for pension benefits is dependent on the selection of certain assumptions. These assumptions determined by management include the discount rate, the expected rate of return on plan assets and the rate of future compensation increases. NRG's actuarial consultants determine assumptions for such items as retirement age. The assumptions used may differ materially from actual results, which may result in a significant impact to the amount of pension obligation or expense recorded by the Company.
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
Investments Accounted for by the Equity Method
NRG has investments in various domestic energy projects, as well as one Australian project. The equity method of accounting is applied to such investments in affiliates, which include joint ventures and partnerships, because the ownership structure prevents NRG from exercising a controlling influence over the operating and financial policies of the projects. Under this method, equity in pre-tax income or losses of domestic partnerships and, generally, in the net income or losses of its Australian project, are reflected as equity in earnings of unconsolidated affiliates.
Marketing and Advertising Costs
The Company expenses its advertising and marketing costs as incurred. The costs of tangible assets used in advertising campaigns are recorded as fixed assets or deferred advertising costs and amortized as advertising costs over the shorter of the useful life of the asset or the advertising campaign. The Company has several long-term sponsorship arrangements. Payments related to these arrangements are deferred and expensed over the term of the arrangement. Marketing and advertising expenses included within selling, general and administrative expense for the years ended December 31, 2012, 2011, and 2010 were $197 million, $127 million, and $81 million respectively.
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

In recording transactions and balances resulting from business operations, NRG uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts, actuarially determined benefit costs, and the valuation of energy commodity contracts, environmental liabilities, legal costs incurred in connection with recorded loss contingencies, and assets acquired and liabilities assumed in business combinations, among others. In addition, estimates are used to test long-lived assets and goodwill for impairment and to determine the fair value of impaired assets. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Reclassifications
Certain prior-year amounts have been reclassified for comparative purposes.
Recent Accounting Developments
ASU 2011-05 — In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, or ASU No. 2011-05, which was further amended by ASU No. 2011-12, Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. The amendments in ASU No. 2011-05 require the Company to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single statement of comprehensive income or in two separate but consecutive statements. The Company is required to present, in either option, each component of net income, total net income, each component of other comprehensive income, total other comprehensive income and total comprehensive income. Effective January 1, 2012, the Company adopted the provisions of ASU No. 2011-05 and began presenting the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The provisions of ASU No. 2011-05 are required to be adopted retroactively. As this guidance provides only presentation requirements, the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.
ASU 2013-02 — In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU No. 2013-02. The amendments in ASU No. 2013-02 require the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, either on the face of the income statement or in the notes, if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts not required by U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures which provide additional information about the amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. As this guidance provides only presentation requirements, the adoption of this standard will not impact the Company's results of operations, cash flows or financial position.
Other — The following accounting standard was issued in 2011 and was adopted on January 1, 2013 with no impact on the Company's results of operations, financial position or cash flows:

•	ASU No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities
Note 3 — Business Acquisitions and Dispositions
GenOn Acquisition
On December 14, 2012, NRG completed the acquisition of GenOn Energy, Inc., or GenOn.  GenOn, a generator of wholesale electricity, has baseload, intermediate and peaking power generation facilities using coal, natural gas and oil, totaling approximately 21,440 MW.  The Company issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash.  The Company issued 93.9 million shares of NRG common stock, or 29% of total common shares outstanding following the closing of the transaction. The acquisition is expected to enable the combined company to capitalize on the strategic advantages and opportunities resulting from diversification and scale as well as cost and operational efficiency synergies.
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the gain on bargain purchase. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The purchase price of $2.2 billion was provisionally allocated as follows:

(In millions)
Assets
Cash	$983
Current and non-current assets	1,385
Property, plant and equipment	3,936
Derivative assets	1,157
Deferred income taxes	2,265
Total assets acquired	$9,726

Liabilities
Current and non-current liabilities	$1,312
Out-of-market contracts and leases	1,064
Derivative liabilities	399
Long-term debt and capital leases	4,203
Total liabilities assumed	6,978
Net assets acquired	2,748
Consideration paid	2,188
Gain on bargain purchase	$560
The gain on bargain purchase is primarily representative of the undiscounted value of the deferred tax assets generated by the reduction in book basis of the net assets recorded in connection with acquisition accounting as well as the undiscounted value of GenOn’s net operating losses and other deferred tax benefits that the combined company has the ability to realize in the post-acquisition period.
The Company incurred acquisition-related transaction and integration cost of $107 million, including $49 million of personnel related costs, of which $42 million is accrued for as of December 31, 2012.
Current and non-current assets include accounts receivable with a preliminary fair value of $221 million and gross contractual amounts of $222 million at the time of the acquisition.
Fair value measurements
The provisional fair values of the property, plant and equipment, commodity, transportation and storage contracts and leases at the acquisition date was measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:
•Property, plant and equipment — The estimated fair values were determined based on consideration of both an income method using discounted cash flows and a market approach based on recent transactions of comparable assets. The income approach was primarily relied upon as the forecasted cash flows as it more appropriately incorporates differences in regional markets, plant type, age, useful life, equipment condition and environmental controls of each asset. Furthermore, the income approach allows for a more accurate reflection of current and expected market dynamics such as supply and demand, commodity prices, and regulatory environment as of the valuation date. Under this approach, the expected future cash flows associated with each plant were estimated and then discounted to present value at the weighted average cost of capital derived from an independent power producer peer group and risk adjusted to reflect the individual characteristics of each plant. The market approach was computed based on data for transactions announced proximate to the valuation date and analyzed on a $/kW basis for fuel/dispatch type and region. Due to the limited volume of recent transactions and amount of financial and operating characteristics that are publicly disclosed, that market approach was given less weight.
•Contracts — The estimated fair values of acquired contracts were determined based on a form of the income approach which measures the contract relative to a replacement contract or the current market with consideration of the counterparty risk. Acquired contracts such as gas transportation contracts were determined to have an unfavorable fair value compared to the original contract terms and were recorded in out-of-market commodity contracts.
•Operating leases — The estimated fair values of the acquired leases for REMA and Mid-Atlantic were determined utilizing a variation of the income approach under which the fair value of the lease was determined by discounting the future lease payments at an appropriate discount rate and comparing it to the fair value of the property, plant and equipment being leased.

The fair values of derivative assets and liabilities and long-term debt and capital leases as of the acquisition date were determined in accordance with ASC 820, as discussed in Note 4, Fair Value of Financial Instruments. The breakdown of Level 1, 2, and 3 is as follows:

	Fair Value
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Derivative assets	$146	$978	$33	$1,157
Liabilities
Derivative liabilities	50	334	15	399
Long-term debt and capital leases	3,799	—	404	4,203
Deferred income taxes
In connection with the accounting for the GenOn acquisition, the Company recorded the realizable deferred tax assets and liabilities acquired, primarily consisting of net operating losses and other temporary differences. In addition, the excess of GenOn's historical tax basis of assets and liabilities over the amount assigned to the fair value of the assets acquired and liabilities assumed generated deferred tax assets and liabilities that were recorded on the acquisition date.
Supplemental Pro-Forma Information
Since the acquisition date, GenOn contributed $73 million in operating revenues and $72 million in net losses attributable to NRG. The following supplemental pro-forma information represents the results of operations as if NRG and GenOn had combined on January 1, 2011:

	For the Year Ended December 31,
	2012	2011
	(In millions, except per share amounts)
Operating revenues	$10,986	$12,693
Net income attributable to NRG Energy, Inc.	48	201
Income per share attributable to NRG common stockholders:
Basic	$0.12	$0.57
Diluted	$0.12	$0.57
The supplemental pro-forma information has been adjusted to include the pro-forma impact of depreciation of property, plant and equipment, amortization of lease obligations and out-of-market contracts and amortization of debt discounts, based on the preliminary purchase price allocations. The pro-forma data has also been adjusted to eliminate the bargain purchase gain recorded and non-recurring transaction costs incurred by NRG, as well as the related tax impact. Transactions between NRG and GenOn have not been eliminated. The pro-forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved.
2012 Dispositions
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

Saale Energie GmbH — On July 17, 2012, the Company completed the sale of its 100% interest in Saale Energie GmbH, or SEG, which holds a 41.9% interest in Kraftwerke Schkopau GbR and a 44.4% interest in Kraftwerke Schkopau Betriebsgesllschaft mbH, collectively, Schkopau. Schkopau holds a fixed 400 MW participation in the 900 MW Schkopau Power Station located in Germany. In connection with the sale of Schkopau, NRG entered into a foreign currency swap contract to hedge the impact of exchange rate fluctuations on the sale proceeds of €141 million. The Company received cash consideration, net of selling expenses, of $174 million, which included $4 million related to the settlement of the swap contract that was recorded as a gain within Other income, net in the quarter ended September 30, 2012. The cash consideration approximated the book value of the net assets, including cash of $38 million, on the date of the sale.
2011 Acquisitions
Energy Plus — On September 30, 2011, NRG acquired Energy Plus for $194 million in cash, net of $5 million cash acquired, funded from cash on hand. Energy Plus is a retail electricity provider with 188,000 customers as of December 31, 2011, concentrated in the Northeast markets, and a unique sales channel involving exclusive loyalty and affinity program partnerships. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The purchase price was primarily allocated to customer relationships of $63 million, marketing partnerships of $88 million, trade names of $10 million and goodwill of $29 million. The factors that resulted in goodwill arising from the acquisition include the revenues associated with expanding the Energy Plus retail business and its unique sales channel in new regions, expanding its loyalty and affinity program partnerships and the synergies associated with combining the business with NRG's generation assets. The accounting for the Energy Plus acquisition was completed as of March 31, 2012, at which point the provisional fair values became final with no material changes.
Solar Acquisitions — During the year ended December 31, 2011, NRG acquired stakes in three Utility Scale Solar facilities for approximately $165 million in cash consideration, as part of the Company's initiative to capture opportunities for future growth in renewables. During 2011, subsequent to the acquisition dates, and 2012, NRG made capital contributions into these projects of $420 million and $262 million, respectively. In addition, NRG has a commitment to contribute additional amounts into the projects, comprised of $133 million in restricted cash and $321 million in letters of credit as of December 31, 2012. The Company may increase its letters of credit to replace the restricted cash at its discretion. NRG's minority partners had contributed approximately $29 million and $316 million of equity during 2011, subsequent to the acquisition date, and 2012, respectively, and had additional equity commitments of $37 million as of December 31, 2012. These acquisitions were recorded as business combinations under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date.
The acquisitions of these three solar facilities are further described below:
California Valley Solar Ranch — On September 30, 2011, NRG Solar LLC, a wholly-owned subsidiary of NRG, acquired 100% of the 250 MW California Valley Solar Ranch project, or CVSR, in eastern San Luis Obispo County, California. During the second quarter of 2012, the Company met the conditions necessary to permit loan disbursements under the CVSR Financing Agreement, as discussed in Note 11, Debt and Capital Leases. Operations commenced on the first 22 MW phase in September and 105 MWs for Phases 2 and 4 in December 2012, with the final phase expected during the fourth quarter of 2013. Power generated from CVSR is sold to PG&E under a 25 year PPA.
Agua Caliente — On August 5, 2011, NRG, through its wholly-owned subsidiary, NRG Solar PV LLC, acquired 100% of the 290 MW Agua Caliente solar project in Yuma, AZ. On January 18, 2012, the Company completed the sale of a 49% interest to MidAmerican Energy Holdings Company as discussed above. Operations are scheduled to commence in phases through the first quarter of 2014, with 253 MW achieving commercial operations from January through December 2012. Power generated from Agua Caliente is sold to PG&E under a 25 year PPA. While full commercial operations of the entire project will be achieved in early 2014, the maximum capacity deliverable under the PPA of 290 MWs is expected to be on-line by the third quarter of 2013.
Ivanpah — On April 5, 2011, NRG acquired a 50.1% stake in the 392 MW Ivanpah Solar Electric Generation System, or Ivanpah, from BrightSource Energy, Inc., or BSE. BSE maintained a 21.8% interest in Ivanpah and the remaining 28.1% was acquired by a wholly-owned subsidiary of Google. Ivanpah is composed of three separate facilities - Ivanpah 1 (126 MW), Ivanpah 2 (133 MW), and Ivanpah 3 (133 MW), all of which are expected to be fully operational by the end of 2013. The first unit of the Ivanpah project is expected to be completed and producing power in July of 2013. The second and third units are expected to be completed in the third and fourth quarters of 2013. Power generated from Ivanpah will be sold to Southern California Edison and Pacific Gas and Electric, under multiple 20 to 25 year PPAs.
The purchase price for these acquisitions, considered business combinations, was primarily allocated to $767 million of property, plant and equipment, $489 million of accrued expenses, $60 million of other assets, including restricted cash, and $19 million of other liabilities. The accounting for these acquisitions was completed as of March 31, 2012, at which point the provisional fair values became final with no material changes.

2010 Acquisitions
The Company made several acquisitions in 2010, which were recorded as business combinations under ASC 805, which are briefly summarized below. See Note 3, Business Acquisitions and Dispositions, and Note 12, Debt and Capital Leases, in the Company's 2010 Form 10-K for additional information related to these acquisitions.
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
2010 Disposition
Padoma — On January 11, 2010, NRG sold its terrestrial wind development company, Padoma Wind Power LLC, or Padoma to Enel North America, Inc.  NRG recognized a gain on the sale of Padoma of $23 million, which was recorded as a component of operating income in the statement of operations during the year ended December 31, 2010.
Note 4 — Fair Value of Financial Instruments
For cash and cash equivalents, funds deposited by counterparties, accounts receivable, accounts payable, accrued liabilities, restricted cash, and cash collateral paid and received in support of energy risk management activities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying values and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets
Notes receivable	$88	$88	$156	$161
Liabilities
Long-term debt, including current portion	15,866	16,492	9,729	9,716
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
Recurring Fair Value Measurements
Debt securities, equity securities, and trust fund investments, which are comprised of various U.S. debt and equity securities, and derivative assets and liabilities, are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheet on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$12	$12
Other (a)	22	—	—	22
Trust fund investments:
Cash and cash equivalents	10	—	—	10
U.S. government and federal agency obligations	34	—	—	34
Federal agency mortgage-backed securities	—	59	—	59
Commercial mortgage-backed securities	—	9	—	9
Corporate debt securities	—	80	—	80
Equity securities	233	—	47	280
Foreign government fixed income securities	—	2	—	2
Derivative assets:
Commodity contracts	1,457	1,711	135	3,303
Interest rate contracts	—	3	—	3
Total assets	$1,756	$1,864	$194	$3,814
Derivative liabilities:
Commodity contracts	$1,144	$1,047	$147	$2,338
Interest rate contracts	—	143	—	143
Total liabilities	$1,144	$1,190	$147	$2,481

(a)	Consists primarily of mutual funds held in a Rabbi Trust for non-qualified deferred compensation plans for some key and highly compensated employees.

	As of December 31, 2011
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$7	$7
Marketable equity securities	1	—	—	1
Trust fund investments:
Cash and cash equivalents	2	—	—	2
U.S. government and federal agency obligations	44	—	—	44
Federal agency mortgage-backed securities	—	63	—	63
Commercial mortgage-backed securities	—	7	—	7
Corporate debt securities	—	54	—	54
Equity securities	209	—	42	251
Foreign government fixed income securities	—	4	—	4
Derivative assets:
Commodity contracts	2,868	1,937	75	4,880
Interest rate contracts	—	30	—	30
Total assets	$3,124	$2,095	$124	$5,343
Derivative liabilities:
Commodity contracts	$3,033	$1,292	$67	$4,392
Interest rate contracts	—	96	—	96
Total liabilities	$3,033	$1,388	$67	$4,488
There have been no transfers during the year ended December 31, 2012, between Levels 1 and 2. The following tables reconcile, for the years ended December 31, 2012, and 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	For the Year Ended December 31, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Trust Fund Investments	Derivatives (a)	Total
	(In millions)
Beginning balance as of January 1, 2012	$7	$42	$8	$57
Total gains and losses (realized/unrealized):
Included in OCI	5	—	—	5
Included in earnings	—	—	(13)	(13)
Included in nuclear decommissioning obligations	—	5	—	5
Purchases	—	—	8	8
Contracts acquired in GenOn acquisition	—	—	18	18
Transfers into Level 3 (b)	—	—	(33)	(33)
Transfers out of Level 3 (b)	—	—	—	—
Ending balance as of December 31, 2012	$12	$47	$(12)	$47
The amount of the total losses for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held as of December 31, 2012	$—	$—	$(3)	$(3)

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes, and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	For the Year Ended December 31, 2011
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Trust Fund Investments	Derivatives (a)	Total
	(In millions)
Beginning balance as of January 1, 2011	$8	$39	$(27)	$20
Total gains and losses (realized/unrealized):
Included in OCI	(1)	—	—	(1)
Included in earnings	—	—	28	28
Included in nuclear decommissioning obligations	—	(6)	—	(6)
Purchases	—	9	4	13
Transfers into Level 3 (b)	—	—	(3)	(3)
Transfer out of Level 3 (b)	—	—	6	6
Ending balance as of December 31, 2011	$7	$42	$8	$57
The amount of the total gains for the period included in earnings attributable to the change in unrealized derivatives relating to assets still held as of December 31, 2011	$—	$—	$3	$3

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes, and are valued as of the end of the reporting period. All transfers in/out are with Level 2.
Realized and unrealized gains and losses included in earnings that are related to the energy derivatives are recorded in operating revenues and cost of operations.
Non-derivative fair value measurements
NRG's investments in debt securities are classified as Level 3 and consist of non-traded debt instruments that are valued based on third-party market value assessments.
The trust fund investments are held primarily to satisfy NRG's nuclear decommissioning obligations. These trust fund investments hold debt and equity securities directly and equity securities indirectly through commingled funds. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. In addition, U.S. government and federal agency obligations are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of corporate debt securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. Certain equity securities, classified as commingled funds, are analogous to mutual funds, are maintained by investment companies, and hold certain investments in accordance with a stated set of fund objectives. The fair value of the equity securities classified as commingled funds are based on net asset values per fund share (the unit of account), derived from the quoted prices in active markets of the underlying equity securities. However, because the shares in the commingled funds are not publicly quoted, not traded in an active market and are subject to certain restrictions regarding their purchase and sale, the commingled funds are categorized in Level 3. See also Note 6, Nuclear Decommissioning Trust Fund.

Derivative fair value measurements
A majority of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A portion of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company's prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company's derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Company believes such price quotes are executable. The Company does not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 4% of derivative assets and 6% of derivative liabilities. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of December 31, 2012, the credit reserve resulted in a $6 million increase in fair value which is composed of a $3 million gain in operating revenue and cost of operations and a $3 million increase in OCI.
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2012, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Company has chosen not to offset positions as defined in ASC 815. As of December 31, 2012, the Company recorded $229 million of cash collateral paid and $271 million of cash collateral received on its balance sheet.
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

As of December 31, 2012, aggregate counterparty credit exposure to a significant portion of the Company's counterparties totaled $1.3 billion, of which the Company held collateral (cash and letters of credit) against those positions of $74 million, resulting in a net exposure of $1.2 billion. Approximately 91% of the Company's exposure before collateral is expected to roll off by the end of 2014. The following table highlights the Company's portfolio credit quality and the aggregate net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2012, the aggregate credit exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (% of Total)
Financial institutions	63%
Utilities, energy merchants, marketers and other	29
Coal and emissions	1
ISOs	7
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	95%
Non-rated (b)	1
Non-Investment grade	4
Total	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, the majority of the exposure is related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

The Company has credit risk exposure to certain counterparties representing more than 10% of total net exposure discussed above and the aggregate credit exposure to counterparties was $565 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Company does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any counterparty.
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, South Central load obligations, solar PPAs, and a coal supply agreement. As external sources or observable market quotes are not available to estimate such exposure, the Company valued these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2012, credit exposure to these counterparties is approximately $1.1 billion for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. Many of these power contracts are with utilities or public power entities that have strong credit quality and specific public utility commission or other regulatory support. In the case of the coal supply agreement, NRG holds a lien against the underlying asset. These factors significantly reduce the risk of loss.
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
As of December 31, 2012, the Company's retail customer credit exposure to C&I customers was diversified across many customers and various industries, with a significant portion of the exposure with government entities.
NRG is also exposed to retail customer credit risk relating to its Mass customers, which may result in a write-off of bad debt. During 2012, the Company continued to experience improved customer payment behavior, but current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.

Note 5 — Accounting for Derivative Instruments and Hedging Activities
ASC 815 requires NRG to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. NRG may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the effective portion of the change in fair value of the derivatives to accumulated OCI, until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge is immediately recognized in earnings.
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
Energy-Related Commodities
To manage the commodity price risk associated with the Company's competitive supply activities and the price risk associated with wholesale power sales from the Company's electric generation facilities and retail power sales from the Retail Business, NRG enters into a variety of derivative and non-derivative hedging instruments, utilizing the following:

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

As of December 31, 2012, NRG's derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging NRG's generation assets' forecasted output or NRG's retail load obligations through 2018.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of NRG's generation assets through 2017.

•	As of December 31, 2012, NRG had cash flow hedge energy-related derivative financial instruments extending through December 2015.
Also, as of December 31, 2012, NRG had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Load-following forward electric sale contracts extending through 2026;

•	Power Tolling contracts through 2039;

•	Coal purchase contract through 2020;

•	Power transmission contracts through 2015;

•	Natural gas transportation contracts and storage agreements through 2023; and

•	Coal transportation contracts through 2017.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable and fixed rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of December 31, 2012, NRG had interest rate derivative instruments on recourse debt extending through 2013 and on non-recourse debt extending through 2030, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2012, and December 31, 2011. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
Commodity	Units	December 31, 2012	December 31, 2011
		(In millions)
Emissions	Short Ton	(1)	(2)
Coal	Short Ton	37	37
Natural Gas	MMBtu	(413)	13
Oil	Barrel	1	1
Power	MWh	(14)	4
Interest	Dollars	$2,612	$2,121

Fair Value of Derivative Instruments
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. The Company has chosen not to offset positions as permitted in ASC 815. As of December 31, 2012, the Company recorded $229 million of cash collateral paid and $271 million of cash collateral received on its balance sheet.
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$—	$29	$39
Interest rate contracts long-term	3	30	96	56
Commodity contracts current	—	318	3	—
Commodity contracts long-term	—	—	1	1
Total Derivatives Designated as Cash Flow or Fair Value Hedges	3	348	129	96
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	—	—	7	—
Interest rate contracts long-term	—	—	11	1
Commodity contracts current	2,644	4,109	1,942	3,990
Commodity contracts long-term	659	453	392	401
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	3,303	4,562	2,352	4,392
Total Derivatives	$3,306	$4,910	$2,481	$4,488
Accumulated Other Comprehensive Income
The following tables summarize the effects on NRG's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Year Ended December 31, 2012
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2011	$188	$(56)	$132
Reclassified from accumulated OCI to income:
- Due to realization of previously deferred amounts	(144)	23	(121)
Mark-to-market of cash flow hedge accounting contracts	(3)	(39)	(42)
Accumulated OCI balance at December 31, 2012, net of $7 tax	$41	$(72)	$(31)
Gains/(losses) expected to be realized from OCI during the next 12 months, net of $19 tax	$51	$(20)	$31
Losses recognized in income from the ineffective portion of cash flow hedges	$(51)	$—	$(51)

	Year Ended December 31, 2011
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2010	$488	$(47)	$441
Reclassified from accumulated OCI to income:
- Due to realization of previously deferred amounts	(374)	12	(362)
Mark-to-market of cash flow hedge accounting contracts	74	(21)	53
Accumulated OCI balance at December 31, 2011, net of $87 tax	$188	$(56)	$132
Gains recognized in income from the ineffective portion of cash flow hedges	$28	$3	$31

	Year Ended December 31, 2010
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2009	$461	$(55)	$406
Reclassified from accumulated OCI to income:
- Due to realization of previously deferred amounts	(474)	1	(473)
Mark-to-market of cash flow hedge accounting contracts	501	7	508
Accumulated OCI balance at December 31, 2010, net of $268 tax	$488	$(47)	$441
Gains recognized in income from the ineffective portion of cash flow hedges	$—	$1	$1
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
The following table summarizes the amount of unrealized gain/(loss) resulting from fair value hedges reflected in interest income/(expense) for interest rate contracts:

	Year Ended December 31,
(In millions)	2012	2011	2010
Derivative	$—	$—	$(8)
Senior Notes (hedged item)	—	—	11

Impact of Derivative Instruments on the Statement of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedges and ineffectiveness of hedge derivatives are reflected in current period earnings.
The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges, ineffectiveness on cash flow hedges, and trading activity on NRG's statement of operations. The effect of commodity hedges is included within operating revenues and cost of operations and the effect of interest rate hedges in included in interest expense.

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(247)	$54	$(171)
Reversal of loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	20	107	236
Net unrealized gains/(losses) on open positions related to economic hedges	10	(33)	(153)
(Losses)/gains on ineffectiveness associated with open positions treated as cash flow hedges	(51)	28	—
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(268)	156	(88)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(60)	21	68
Net unrealized gains/(losses) on open positions related to trading activity	46	42	(5)
Total unrealized mark-to-market (losses)/gains for trading activity	(14)	63	63
Total unrealized (losses)/gains	$(282)	$219	$(25)

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Revenue from operations — energy commodities	$(464)	$388	$(136)
Cost of operations	182	(169)	111
Total impact to statement of operations - energy commodities	$(282)	$219	$(25)
Total impact to statement of operations - interest rate contracts	$(8)	$2	$4
Reliant Energy's loss positions were acquired as of May 1, 2009, and valued using forward prices on that date. Green Mountain Energy's loss positions were acquired as of November 5, 2010, and valued using forward prices on that date. GenOn's gain positions were acquired as of December 14, 2012 and valued using forward prices on that date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the year ended December 31, 2012, the $10 million gain from economic hedge positions was the result of an increase in value of forward purchases and sales of natural gas and electricity due to a decrease in forward power and gas prices offset by a decrease in value of forward purchases of coal due to a decrease in forward coal prices.
As of June 30, 2012 NRG had interest rate swaps designated as cash flow hedges on the Alpine solar project. The notional amount of the swaps exceeded the actual debt draws on the project. As such, NRG discontinued cash flow hedge accounting for these contracts and $4 million of loss previously deferred in OCI was recognized in earnings for the year ended December 31, 2012.
For the year ended December 31, 2011, the $33 million loss from economic hedge positions was the result of a decrease in value of forward purchases and sales of natural gas, electricity and fuel due to decrease in forward power and gas prices.

Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2012, was $78 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2012, was $42 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, of approximately $28 million as of December 31, 2012.
See Note 4, Fair Value of Financial Instruments, for discussion regarding concentration of credit risk.
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

	As of December 31, 2012			As of December 31, 2011
(In millions, except otherwise noted)	Fair Value	Unrealized Gains (a)	Weighted- average maturities (in years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)
Cash and cash equivalents	$10	$—	—	$2	$—	$—	—
U.S. government and federal agency obligations	33	2	10	43	3	—	10
Federal agency mortgage-backed securities	59	2	23	63	3	—	23
Commercial mortgage-backed securities	9	—	30	7	—	—	28
Corporate debt securities	80	4	11	54	3	1	10
Equity securities	280	143	—	251	113	1	—
Foreign government fixed income securities	2	—	6	4	—	—	8
Total	$473	$151		$424	$122	$2
(a) There are no unrealized losses as of December 31, 2012.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Realized gains	$12	$4	$8
Realized losses	(7)	(3)	(5)
Proceeds from sale of securities	399	385	307
Note 7 — Inventory
Inventory consisted of:

	As of December 31,
	2012	2011
	(In millions)
Fuel oil	$181	$59
Coal/Lignite	405	82
Natural gas	12	10
Spare parts	329	157
Other	4	—
Total Inventory	$931	$308

Note 8 — Capital Leases and Notes Receivable
Notes receivable primarily consisted of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. NRG's notes receivable and capital leases were as follows:

	As of December 31,
	2012	2011
	(In millions)
Capital Leases Receivable — non-affiliates
Vattenfall Europe Generation AG & Co. KG., due August 31, 2021, 11.00% (a)	$—	$199
Other	—	1
Capital leases — non-affiliates	—	200
Notes Receivable — non-affiliates (b)	82	36
Notes Receivable — affiliates
Kraftwerke Schkopau GBR, indefinite maturity date, 6.91%-7.00% (c)	—	112
Avenal Solar Holdings LLC, indefinite maturity date, 4.5% (d)	6	8
Notes receivable — affiliates	6	120
Subtotal — Capital leases and notes receivable	88	356
Less current maturities:
Notes receivable (e)	9	—
Capital leases (e)	—	14
Total Capital leases and notes receivable — noncurrent	$79	$342

(a)
SEG has sold 100% of its share of capacity from the Schkopau power plant to Vattenfall Europe Generation AG & Co. KG under a 25-year contract, which is more than 83% of the useful life of the plant. This direct financing lease receivable amount was calculated based on the present value of the income to be received over the life of the contract. On July 17, 2012, the Company completed the sale of its 100% interest in SEG, as discussed in Note 3, Business Acquisitions and Dispositions.

(b)
Agua Caliente, Alpine, Borrego and CVSR have entered into agreements with their respective transmission owners to provide financing for required network upgrades. The notes will be repaid within a five year period following the date each facility reaches commercial operations.

(c)
SEG entered into a note receivable with Kraftwerke Schkopau GBR, a partnership between SEG and E.On Kraftwerke GmbH. The note was used to fund SEG's initial capital contribution to the partnership and to cover project liquidity shortfalls during construction of the Schkopau power plant. On July 17, 2012, the Company completed the sale of its 100% interest in SEG, as discussed in Note 3, Business Acquisitions and Dispositions.

(d)	NRG entered into a long-term $35 million note receivable facility with Avenal Solar Holdings LLC, to fund project liquidity needs in 2011.

(e)	The current portion of notes receivable and capital leases is recorded in Prepayments and other current assets on the Consolidated Balance Sheet.
Note 9 — Property, Plant, and Equipment
NRG's major classes of property, plant, and equipment were as follows:

	As of December 31,		Depreciable
	2012	2011	Lives
	(In millions)
Facilities and equipment	$19,787	$14,483	1-40 Years
Land and improvements	760	602
Nuclear fuel	414	365	5 Years
Office furnishings and equipment	355	254	2-10 Years
Construction in progress	4,369	2,487
Total property, plant, and equipment	25,685	18,191
Accumulated depreciation	(5,417)	(4,570)
Net property, plant, and equipment	$20,268	$13,621

Note 10 — Goodwill and Other Intangibles
Goodwill — NRG's goodwill balance was $2.0 billion and $1.9 billion as of December 31, 2012, and 2011, respectively. The Company recorded approximately $1.7 billion of goodwill in connection with the acquisition of Texas Genco in 2006. The Company recorded $144 million of goodwill in connection with the 2010 acquisition of Green Mountain Energy and $29 million in connection with the 2011 acquisition of Energy Plus. In 2012, the Company recorded additional goodwill for several business acquisitions. The Green Mountain Energy and Energy Plus acquisitions are discussed further in Note 3, Business Acquisitions and Dispositions. As of December 31, 2012, there was no impairment to goodwill. As of December 31, 2012, 2011, and 2010, NRG had approximately $609 million, $594 million, and $660 million, respectively, of goodwill that is deductible for U.S. income tax purposes in future periods.
Intangible Assets — The Company's intangible assets as of December 31, 2012, primarily reflect intangible assets established with the acquisitions of various companies in 2012, 2011, 2010, 2009, and 2006, and are comprised of the following:

•
Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the 2012 GenOn acquisition and 2006 Texas Genco acquisition and also include RGGI emission credits which NRG began purchasing in 2009. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances and RGGI credits amortized based on units of production. During the year ended December 31, 2011, the Company recorded an impairment charge of $160 million on the Company's Acid Rain Program SO2 emission allowances in order to comply with the Acid Rain Program as discussed in Note 23, Environmental Matters.

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

•
Customer relationships — These intangibles represent the fair value at the acquisition date of acquired businesses' customer base, primarily for Energy Alternatives, Energy Plus, Reliant Energy and Green Mountain Energy. The customer relationships are amortized to depreciation and amortization expense based on the expected discounted future net cash flows by year.

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

•	Trade names — Established with the Reliant Energy, Green Mountain and Energy Plus acquisitions, these intangibles are amortized to depreciation and amortization expense, on a straight-line basis.

•
Other — Consists of renewable energy credits, wind intangible assets, costs to extend the operating license for STP Units 1 and 2, the intangible asset related to a purchased ground lease and the value of acquired power purchase agreements.

The following tables summarize the components of NRG's intangible assets subject to amortization:

			Contracts
Year Ended December 31, 2012	Emission Allowances	Development Rights	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	Other	Total

	(In millions)
January 1, 2012	$783	$24	$54	$72	$859	$634	$88	$318	$39	$2,871
Purchases	18	—	—	—	—	—	—	—	18	36
Acquisition of businesses	53	—	—	—	—	6	—	—	—	59
Usage	—	—	—	—	—	—	—	—	(13)	(13)
Sales	(4)	—	—	—	—	—	—	—	—	(4)
Write-off of fully amortized balances	(56)	—	—	—	—	—	—	—	—	(56)
Other	(1)	—	—	—	—	—	—	—	14	13
Adjusted gross amount	793	24	54	72	859	640	88	318	58	2,906
Less accumulated amortization(a)	(329)	—	(30)	(59)	(794)	(415)	(4)	(72)	(3)	(1,706)
Net carrying amount	$464	$24	$24	$13	$65	$225	$84	$246	$55	$1,200
(a) Adjusted for write-off of fully amortized emission allowances of $56 million

			Contracts
Year Ended December 31, 2011	Emission Allowances	Development Rights	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	Other	Total
	(In millions)
January 1, 2011	$935	$18	$54	$72	$859	$571	$—	$308	$23	$2,840
Purchases	8	6	—	—	—	—	—	—	26	40
Acquisition of businesses	—	—	—	—	—	63	88	10	13	174
Usage	—	—	—	—	—	—	—	—	(19)	(19)
Impairment charge on emission allowances	(160)	—	—	—	—	—	—	—	—	(160)
Other	—	—	—	—	—	—	—	—	(4)	(4)
Adjusted gross amount	783	24	54	72	859	634	88	318	39	2,871
Less accumulated amortization	(335)	—	(25)	(57)	(675)	(317)	—	(42)	(1)	(1,452)
Net carrying amount	$448	$24	$29	$15	$184	$317	$88	$276	$38	$1,419
The following table presents NRG's amortization of intangible assets for each of the past three years:

	Years Ended December 31,
Amortization	2012	2011	2010
	(In millions)
Emission allowances	$50	$66	$70
Energy supply contracts	5	4	3
Fuel contracts	2	2	7
Customer contracts	119	185	232
Customer relationships	98	109	91
Marketing partnerships	4	—	—
Trade names	30	22	12
Other	2	—	1
Total amortization	$310	$388	$416

The following table presents estimated amortization of NRG's intangible assets for each of the next five years:

			Contracts
Year Ended December 31,	Emission Allowances	Development Rights	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	Total
	(In millions)
2013	$77	$1	$6	$2	$53	$68	$9	$21	$237
2014	71	1	6	2	1	48	15	21	165
2015	64	1	6	2	1	36	14	21	145
2016	48	1	6	2	1	26	9	21	114
2017	41	1	—	2	1	19	5	21	90
The following table presents the weighted average remaining amortization period related to NRG's intangible assets purchased in 2012 business acquisitions:

As of December 31, 2012	Emission Allowances
(In years)
Weighted average remaining amortization period	2
Intangible assets held for sale — From time to time, management may authorize the transfer from the Company's emission bank of emission allowances held-for-use to intangible assets held-for-sale. Emission allowances held-for-sale are included in other non current assets on the Company's consolidated balance sheet and are not amortized, but rather expensed as sold. As of December 31, 2012, the value of emission allowances held-for-sale is $32 million and is managed within the Corporate segment. Once transferred to held-for-sale, these emission allowances are prohibited from moving back to held-for-use.
Out-of-market contracts — Due primarily to business acquisitions, NRG acquired certain out-of-market contracts, which are classified as non-current liabilities on NRG's consolidated balance sheet. These include out-of-market lease contracts of $728 million and out-of-market gas transportation and storage contracts of $328 million acquired in the acquisition of GenOn. These out-of-market contracts are amortized to cost of operations. In addition, the power and customer contracts are amortized to revenues, while the energy supply contracts are amortized to cost of operations.
The following table summarizes the estimated amortization related to NRG's out-of-market contracts:

	Contracts
Year Ended December 31,	Customer	Energy Supply	Power	Leases	Gas Transportation	Total
	(In millions)
2013	$1	$2	$19	35	$32	$89
2014	—	—	17	35	35	87
2015	—	—	17	35	37	89
2016	—	—	18	35	42	95
2017	—	—	18	35	37	90

Note 11 — Debt and Capital Leases
Long-term debt and capital leases consisted of the following:

	As of December 31,
	2012	2011	Interest Rate % (a)
	(In millions except rates)
NRG Recourse Debt:
Senior notes, due 2017	—	1,090	7.375
Senior notes, due 2018	1,200	1,200	7.625
Senior notes, due 2019	800	800	7.625
Senior notes, due 2019	693	691	8.500
Senior notes, due 2020	1,100	1,100	8.250
Senior notes, due 2021	1,128	1,200	7.875
Senior notes, due 2023	$990	$—	6.625
Term loan facility, due 2018	1,573	1,588	L+3.00
Indian River Power LLC, tax exempt bonds, due 2040 and 2045	247	205	5.375 - 6.00
Dunkirk Power LLC, tax exempt bonds, due 2042	59	59	5.875
Fort Bend County, tax-exempt bonds, due 2038 and 2042	28	—	4.750
Subtotal NRG Recourse Debt	7,818	7,933
NRG Non-Recourse Debt:
GenOn senior notes, due 2014	617	—	7.625
GenOn senior notes, due 2017	800	—	7.875
GenOn senior notes, due 2018	801	—	9.500
GenOn senior notes, due 2020	631	—	9.875
GenOn Americas Generation senior notes, due 2021	509	—	8.500
GenOn Americas Generation senior notes, due 2031	437	—	9.125
GenOn Marsh Landing term loan, due 2017 and 2023	390	—	L + 2.50 - 2.75
CVSR - High Plains Ranch II LLC, due 2037	786	—	0.611 - 2.683
NRG West Holdings LLC, term loan, due 2023	350	159	L+2.25 - 2.75
Agua Caliente Solar, LLC, due 2037	640	181	2.395 - 3.256
Ivanpah financing, due 2014 and 2038	1,437	874	various
South Trent Wind LLC, financing agreement, due 2020	72	75	L+ 2.50 - 2.625
NRG Peaker Finance Co. LLC, bonds, due 2019	173	190	L+1.07
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017, and 2025	137	151	5.95 - 7.31
NRG Roadrunner LLC, due 2031	46	61	L+2.01
NRG Solar Avra Valley LLC	66	—	L + 2.25
Other	156	105	various
Subtotal NRG Non-Recourse Debt	8,048	1,796
Subtotal Long Term Debt	15,866	9,729
Capital leases:
Saale Energie GmbH, Schkopau capital lease, due 2021	—	103
Chalk Point capital lease, due 2015	14	—	7.375 - 8.19
Subtotal Capital Leases	14	103
Subtotal	15,880	9,832
Less current maturities	147	87
Total long-term debt and capital leases	$15,733	$9,745

(a)	L+ equals LIBOR plus x%.

Long-term debt includes the following premiums/(discounts):

	As of December 31,
	2012	2011
	(in millions)
Senior notes, due 2019	$(7)	$(9)
Term loan facility, due 2018	(3)	(3)
NRG Peaker Finance Co. LLC, bonds, due 2019 (a)	(15)	(20)
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017, and 2025 (b)	—	1
GenOn senior notes, due 2014 (c)	42	—
GenOn senior notes, due 2017 (c)	75	—
GenOn senior notes, due 2018 (c)	126	—
GenOn senior notes, due 2020 (c)	81	—
GenOn Americas Generation senior notes, due 2021 (c)	59	—
GenOn Americas Generation senior notes, due 2031 (c)	37	—
Total premium/(discount)	$395	$(31)

(a)	Discounts of $(5) million and $(5) million are related to current maturities in 2012 and 2011, respectively.

(b)	Premium of $1 million is related to current maturities in 2011.

(c)
Premiums for long-term debt acquired in the GenOn acquisition represent adjustments to record the debt at fair value in connection with the acquisition, as described further in Note 3, Business Acquisitions and Dispositions.

NRG Recourse Debt
Senior Notes
Redemption of Senior Notes
In 2012, the Company redeemed its $1.1 billion 2017 Senior Notes through a tender offer and call, at an average early redemption percentage of 104.016%. A $51 million loss on debt extinguishment of the 2017 Senior Notes was recorded, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
In 2011, the Company redeemed its $1.2 billion Senior Notes due 2014 and its $2.4 billion Senior Notes due 2016 at an average redemption percentage of 102.007% and 103.868%, respectively, and recorded a loss on debt extinguishment of $28 million and $115 million, respectively, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
Senior Notes Outstanding
As of December 31, 2012, NRG had six outstanding issuances of senior notes, or Senior Notes, under an Indenture, dated February 2, 2006, or the Indenture, between NRG and Law Debenture Trust Company of New York, as trustee:
(i.)8.500% senior notes, issued June 5, 2009 and due June 15, 2019, or the 2019 Senior Notes;
(ii.)8.250% senior notes, issued August 20, 2010 and due September 1, 2020, or the 2020 Senior Notes;
(iii.)7.625% senior notes, issued January 26, 2011 and due January 15, 2018, or the 2018 Senior Notes;
(iv.)7.625% senior notes, issued May 24, 2011 and due May 15, 2019, or the 7.625% 2019 Senior Notes;
(v.)7.875% senior notes, issued May 24, 2011 and due May 15, 2021, or the 2021 Senior Notes; and
(vi.)6.625% senior notes, issued September 24, 2012 and due March 15, 2023, or the 2023 Senior Notes.
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
Senior Notes repurchase agreement
On December 17, 2012, NRG entered into an agreement with a financial institution to repurchase up to $200 million of the Senior Notes in the open market by February 27, 2013.  As of December 31, 2012, no Senior Notes had been repurchased under the program. Through February 27, 2013, the Company paid $80 million, $104 million, and $42 million at an average price of 114.179%, 111.700%, and 113.082% of face value, for repurchases of the Company's 2018 Senior Notes, 2019 Senior Notes, and 2020 Senior Notes, respectively.
2019 Senior Notes
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
2021 Senior Notes
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
2023 Senior Notes
On September 24, 2012, NRG issued $990 million aggregate principal amount at par of 6.625% Senior Notes due 2023, or the 2023 Senior Notes. The 2023 Senior Notes were issued under the Indenture. The Indenture and the form of the notes provide, among other things, that the 2023 Senior Notes will be senior unsecured obligations of NRG. The proceeds, net of issuance costs, of $978 million for the 2023 Senior Notes were used to complete the tender offer of the 2017 Senior Notes.
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
Senior Credit Facility
NRG has a senior credit facility, or the Senior Credit Facility, which includes the following:

•
A $2.3 billion revolving credit facility, or the Revolving Credit Facility, with a maturity date of July 1, 2016, which will pay interest on amounts drawn at a rate of LIBOR plus 2.75%. As of December 31, 2012, a total of $1.242 billion letters of credit were issued under the Revolving Credit Facility, with $1.058 billion remaining available to be issued. Commitment fees of 0.50% are charged on the unused portion of the Revolving Credit Facility.

•
A $1.6 billion term loan facility, or the Term Loan Facility, with a maturity date of July 1, 2018, which pays interest at a rate of LIBOR plus 3.00%, with a LIBOR floor of 1.00%. The debt was issued at 99.75% of face value; the discount will be amortized to interest expense over the life of the loan. Repayments under the Term Loan Facility will consist of 0.25% per quarter, with the remainder due at maturity. On February 6, 2013, the Company amended the Term Loan Facility to adjust the interest rate to LIBOR plus 2.5%, with a LIBOR floor of 0.75%.

The Senior Credit Facility replaced an existing senior credit facility in 2011, and NRG recorded a $32 million loss on extinguishment, which consisted of the write-off of previously deferred financing costs.
The Senior Credit Facility is guaranteed by substantially all of NRG's existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for unrestricted foreign subsidiaries, project subsidiaries, and certain other subsidiaries, including GenOn and its subsidiaries. The capital stock of these guarantor subsidiaries has been pledged for the benefit of the Senior Credit Facility's lenders.
The Senior Credit Facility is also secured by first-priority perfected security interests in substantially all of the property and assets owned or acquired by NRG and its subsidiaries, other than certain limited exceptions. These exceptions include assets of certain unrestricted subsidiaries, equity interests in certain of NRG's affiliates that have non-recourse debt financing, including GenOn and its subsidiaries, and voting equity interests in excess of 66% of the total outstanding voting equity interest of certain of NRG's foreign subsidiaries.
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
Interest Rate Swaps — NRG entered into interest rate swaps, which became effective on April 1, 2011, and are intended to hedge the risks associated with floating interest rates. The Company pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives the monthly equivalent of a floating interest payment based on a 1-month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparty are made monthly and the LIBOR is determined in advance of each interest period. The total notional amount of the swaps, which matured on February 1, 2013, was $900 million with changes in the fair value through June 30, 2011 recorded in OCI and subsequent changes in the fair value reported in interest expense.

Fort Bend County Tax Exempt Bonds
On May 3, 2012, NRG executed a $54 million tax-exempt bond financing with a maturity date of May 1, 2038, issued by the Fort Bend County Industrial Development Corporation, or the Fort Bend County Tranche A Bonds. The Fort Bend County Tranche A Bonds will be used for the construction of a peaking unit with one or more components of a carbon capture system at the W.A. Parish Generating Station in Thompsons, TX, or W.A. Parish. The bonds initially bore weekly interest based on the SIFMA rate, and were enhanced by a letter of credit under the Company's Revolving Credit Facility covering amounts drawn. On October 18, 2012, NRG fixed the rate on the Fort Bend County Tranche A Bonds at 4.75% payable semiannually, and the letter of credit was canceled and replaced with an NRG guarantee. The proceeds drawn through December 31, 2012 were $23 million, and the remaining balance will be drawn over time as construction and other qualifying expenditures are paid.
On October 18, 2012, NRG executed an additional $73 million tax-exempt bond financing, with a maturity date of November 1, 2042, also issued by the Fort Bend County Industrial Development Corporation, or the Fort Bend County Tranche B Bonds. The Fort Bend County Tranche B Bonds will be used for environmental and maintenance upgrades at W.A. Parish. The bonds were issued at a fixed rate of 4.75% payable semiannually, and are supported by an NRG guarantee. The proceeds drawn through December 31, 2012 were $5 million and the remaining balance will be drawn over time as qualifying expenditures are paid.
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
Dunkirk Power LLC Tax-Exempt Bonds
On April 15, 2009, NRG executed a $59 million tax-exempt bond financing, or the Dunkirk bonds, through its wholly-owned subsidiary, Dunkirk Power LLC, whereby all the proceeds were received as of December 31, 2012. The Dunkirk bonds were issued by the County of Chautauqua Industrial Development Agency and are being used for the construction of emission control equipment on the Dunkirk Generating Station in Dunkirk, NY. The Dunkirk bonds have a maturity date of April 1, 2042, and are supported by an NRG guarantee.
NRG Non-Recourse Debt
The following are descriptions of certain indebtedness of NRG's subsidiaries that are outstanding as of December 31, 2012. All of NRG's non-recourse debt is secured by the assets in the respective GenOn subsidiaries and project subsidiaries as further described below. The net assets in the GenOn and project subsidiaries are subject to restrictions, including the ability to transfer assets out of the subsidiaries. As of December 31, 2012, NRG had net assets of $2.6 billion that were deemed restricted for purposes of Rule 4-08(e)(3)(iii) of Regulation S-X.
The indebtedness described below is non-recourse to NRG, unless otherwise noted.
GenOn Senior Notes
Under the GenOn Senior Notes and the related indentures, the GenOn Senior Notes are the sole obligation of GenOn and are not guaranteed by any subsidiary or affiliate of GenOn. The GenOn Senior Notes are senior unsecured obligations of GenOn having no recourse to any subsidiary or affiliate of GenOn. The GenOn Senior Notes restrict the ability of GenOn and its subsidiaries to encumber their assets. The GenOn Senior Notes are subject to acceleration of GenOn's obligations thereunder upon the occurrence of certain events of default, including: (a) default in interest payment for 30 days, (b) default in the payment of principal or premium, if any, (c) failure after 90 days of specified notice to comply with any other agreements in the indenture, (d) certain cross-acceleration events, (e) failure by GenOn or its significant subsidiaries to pay certain final and non‑appealable judgments after 90 days and (f) certain events of bankruptcy and insolvency.

2018 and 2020 GenOn Senior Notes
The GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At December 31, 2012, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments, including dividends, loans and advances to NRG, is limited to specified exclusions, including up to $250 million of such restricted payments. As of December 31, 2012, GenOn net assets of $1.5 billion were deemed restricted for purposes of Rule 4-08(e)(3)(iii) of Regulation S-X.
Prior to maturity, GenOn may redeem the senior notes due 2018, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note.
Prior to October 15, 2015, GenOn may redeem the senior notes due 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note. In addition, on or after October 15, 2015, GenOn may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption rate:

Redemption Period	Redemption Percentage
October 15, 2015 to October 14, 2016	104.938%
October 15, 2016 to October 14, 2017	103.292%
October 15, 2017 to October 14, 2018	101.646%
October 15, 2018 and thereafter	100.000%
The GenOn Senior Notes due 2018 and 2020, which have a face value of $675 million and $550 million, respectively, were recorded at their fair values of $802 million and $632 million, respectively, on the GenOn acquisition date. The $127 million and $82 million premiums are being amortized to interest expense over the life of the related notes.
2014 and 2017 GenOn Senior Notes
Prior to maturity, GenOn may redeem all or a part of the GenOn Senior Notes due 2014 and 2017 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note.
The GenOn Senior Notes due 2014 and 2017, which have a face value of $575 million and $725 million, respectively, were recorded at their fair values of $618 million and $800 million, respectively, on the GenOn acquisition date. The $43 million and $75 million premiums are being amortized to interest expense over the life of the related notes.
GenOn Americas Generation Senior Notes
The GenOn Americas Generation Senior Notes due 2021 and 2031 are senior unsecured obligations of GenOn Americas Generation, a wholly owned subsidiary of NRG, having no recourse to any subsidiary or affiliate of GenOn Americas Generation.
Prior to maturity, GenOn Americas Generation may redeem all or a part of the senior notes due 2021 and 2031 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) the discounted present value of the then-remaining scheduled payments of principal and interest on the outstanding notes, discounted at a Treasury rate plus 0.375%, less the unpaid principal amount; and (ii) zero.
The GenOn Americas Generation Senior Notes, which have a face value of $450 million and $400 million, respectively, were recorded at their fair values of $510 million and $437 million, respectively, on the GenOn acquisition date. The $60 million and $37 million premiums are being amortized to interest expense over the life of the related notes.

Project Financings
The following are descriptions of certain indebtedness of NRG's project subsidiaries that are outstanding as of December 31, 2012.
GenOn Marsh Landing, LLC, or Marsh Landing
Credit Facility — In October 2010, Marsh Landing, an indirect wholly-owned subsidiary of NRG, entered into a credit agreement for up to approximately $650 million of commitments to provide construction and permanent financing for the Marsh Landing generating facility. The credit facility consists of a $155 million tranche A senior secured term loan facility, due 2017, a $345 million tranche B senior secured term loan facility, due 2023, a $50 million senior secured letter of credit facility to support Marsh Landing's debt service reserve requirements and a $100 million senior secured letter of credit facility to support Marsh Landing's collateral requirements under its PPA with PG&E. Prior to the commercial operation date of the project, the collateral requirements under the PPA and construction contracts are being met by a $165 million cash collateralized letter of credit facility entered into by GenOn Energy Holdings Inc., or GenOn Holdings, on behalf of Marsh Landing. At or near the commercial operation date of the project, the GenOn Holdings cash collateralized letter of credit facility will terminate. During the second quarter of 2011, GenOn Holdings satisfied the required initial equity contributions of $147 million and Marsh Landing began borrowing under its credit facility.
The term loans are to be fully amortized by their maturity dates. The tranche A term loan matures on December 31, 2017 and the tranche B term loan matures on the date that is the earlier of the last day of the first fiscal quarter following the tenth anniversary of the conversion of the credit facility from a construction facility to a permanent facility upon commercial operation of the Marsh Landing project and December 31, 2023. The expiry date of the letters of credit is December 31, 2017. Interest on the tranche A term loan is based on a base rate or a LIBOR rate plus an initial applicable margin of 1.5% for base rate loans and 2.5% for LIBOR loans (with such margin increasing 0.25% every three years). Interest on the tranche B term loan is based on a base rate or a LIBOR rate plus an initial applicable margin of 1.75% for base rate loans and 2.75% for LIBOR loans (with such margin increasing 0.25% every three years). Fees on lenders' exposure under the letters of credit accrue at a rate equal to the applicable margin payable on the tranche A term loan that are based on the LIBOR rate. An undrawn commitment fee applies at a rate of 0.75%.
Loans under the credit facility will be subject to mandatory prepayment upon the occurrence of certain events, including an event of damage or an event of taking, the receipt of the proceeds of any claim under any document executed in connection with the Marsh Landing project and any amounts payable as a result of termination of the PPA. The credit facility includes customary affirmative and negative covenants and events of default. Negative covenants include limitations on additional debt, liens, negative pledges, investments, distributions, business activities, stock repurchases, asset dispositions, accounting changes, change orders and affiliate transactions. Events of default include non-performance of covenants, breach of representations, cross‑acceleration of other material indebtedness, bankruptcy and insolvency, undischarged material judgments, a change in control and a failure to achieve commercial operation of the Marsh Landing project by December 31, 2013.
Avra Valley Financing
On August 30, 2012, NRG, through its wholly-owned subsidiary, NRG Solar Avra Valley LLC, or Avra Valley, entered into a credit agreement with a bank, or the Avra Valley Financing Agreement, for a $66 million construction loan that will convert to a term loan upon completion of the project and an $8 million cash grant loan. Both the construction and cash grant loans have interest rates of LIBOR plus an applicable margin of 2.25%. The term loan has an interest rate of LIBOR plus an applicable margin of 2.25%, which escalates 0.25% on the fifth, tenth, and fifteenth anniversary of the term conversion. The term loan, which is secured by all the assets of Avra Valley, matures on the 18th anniversary of the term conversion and amortizes based upon a predetermined schedule. The cash grant loan matures upon the earlier of three days after the receipt of the cash grant or May 2013. The Avra Valley Financing Agreement also includes a letter of credit facility on behalf of Avra Valley of up to $4 million. Avra Valley pays an availability fee of 100% of the applicable margin on issued letters of credit. As of December 31, 2012, $65 million was outstanding under the construction loan, $1 million was outstanding under the cash grant loans, and no letters of credit in support of the project were issued.

Alpine Financing
On March 16, 2012, NRG, through its wholly-owned subsidiary, NRG Solar Alpine LLC, or Alpine, entered into a credit agreement with a group of lenders, or the Alpine Financing Agreement, for a $166 million construction loan that will convert to a term loan upon completion of the project and a $68 million cash grant loan. On January 15, 2013 the credit agreement was amended reducing the cash grant loan to $63 million.  The construction loan has an interest rate of LIBOR plus an applicable margin of 2.50% and the cash grant loan has an interest rate of LIBOR plus an applicable margin of 2.25%. The term loan has an interest rate of LIBOR plus an applicable margin of 2.50%, which escalates 0.25% on the fifth anniversary of the term conversion. The term loan, which is secured by all the assets of Alpine, matures on the 10th anniversary of the term conversion and amortizes based upon a predetermined schedule. The cash grant loan matures upon the earlier of the receipt of the cash grant or June 2013. The Alpine Financing Agreement also includes a letter of credit facility on behalf of Alpine of up to $37 million. Alpine pays an availability fee of 100% of the applicable margin on issued letters of credit. As of December 31, 2012, $2 million was outstanding under the construction loan, nothing was outstanding under the cash grant loans, and $8 million in letters of credit in support of the project were issued.
CVSR Financing
On September 30, 2011, NRG acquired CVSR, as discussed in Note 3, Business Acquisitions and Dispositions. In connection with the acquisition, High Plains Ranch II LLC, a wholly-owned subsidiary of NRG, entered into the CVSR Financing Agreement with the FFB, to borrow up to $1.2 billion to finance the costs of constructing this solar facility. The CVSR Financing Agreement, which matures in 2037, is non-recourse to NRG. Funding requests will be submitted to the FFB on a monthly basis and the loans provided by the FFB are guaranteed by the U.S. DOE. Amounts borrowed under the CVSR Financing Agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, and are secured by the assets of CVSR. As of December 31, 2012, $786 million was outstanding under the loan.
CVSR intends to submit an application to the U.S. Department of Treasury for a cash grant; any proceeds received will be utilized to repay the borrowings that mature in 2014.
Under the terms of the CVSR Financing Agreement, on November 17, 2011, CVSR entered into a series of swaptions with a notional value of $686 million, or 80% of the guaranteed term loan amount, in order to hedge the project interest rate risk. These swaptions mature over a series of seven scheduled settlement dates to correspond with the completion dates of the project. As of December 31, 2012, $342 million notional value of the swaptions remain outstanding.
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
As of December 31, 2012, under the West Holdings Credit Agreement, West Holdings borrowed $350 million under the Tranche A Facility, issued a $30 million letter of credit in support of the PPA, and issued a $6 million letter of credit under the working capital facility.

Agua Caliente Financing
On August 5, 2011, NRG acquired Agua Caliente, as discussed in Note 3, Business Acquisitions and Dispositions.  In connection with the acquisition, Agua Caliente Solar LLC, a wholly-owned subsidiary of NRG, entered into the Agua Caliente Financing Agreement with the FFB, to borrow up to $967 million to finance the costs of constructing this solar facility.  The Agua Caliente Financing Agreement, which matures in 2037, is non-recourse to NRG. Funding requests will be submitted to the FFB on a monthly basis and the loans provided by the FFB are guaranteed by the U.S. DOE. Amounts borrowed under the Agua Caliente Financing Agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, and are secured by the assets of Agua Caliente.  As of December 31, 2012, $640 million had been drawn under this agreement.
Roadrunner Financing
On May 25, 2011, NRG, through its wholly-owned subsidiary, NRG Roadrunner LLC, or Roadrunner, entered into a credit agreement with a bank, or the Roadrunner Financing Agreement, for a $47 million construction loan that converted to a term loan on January 10, 2012 and a $21 million cash grant loan, both of which have an interest rate of LIBOR plus an applicable margin of 2.01%. The term loan has an interest rate of LIBOR plus an applicable margin which escalates 0.25% every five years and ranges from 2.01% at closing to 2.76% in year fifteen through maturity. The term loan, which is secured by all the assets of Roadrunner, matures on September 30, 2031, and amortizes based upon a predetermined schedule. On March 20, 2012, Roadrunner received proceeds of $21 million under its cash grant application. These proceeds were used to repay Roadrunner's outstanding cash grant loan of $17 million plus accrued interest. The remaining cash was returned to NRG under the terms of the accounts agreement. The Roadrunner Financing Agreement also includes a letter of credit facility on behalf of Roadrunner of up to $5 million. Roadrunner pays an availability fee of 100% of the applicable margin on issued letters of credit. As of December 31, 2012, $46 million was outstanding under the term loan, a $3 million letter of credit in support of debt service and a $2 million in letters of credit in support of the PPA were issued.
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
The following table reflects the borrowings under the Ivanpah Credit Agreement as of December 31, 2012:

	Maximum borrowings available under Ivanpah Credit Agreement	Amounts borrowed	Weighted average interest rate on amounts borrowed
	(In millions, except rates)
Solar Partners I, due June 27, 2014 (a)	$159	$156	1.679%
Solar Partners I, due June 27, 2033	392	330	2.811%
Solar Partners II, due February 27, 2014 (a)	132	131	1.610%
Solar Partners II, due February 27, 2038	387	347	3.144%
Solar Partners VIII, due October 27, 2014 (a)	117	114	1.997%
Solar Partners VIII, due October 27, 2038	440	359	3.121%
	$1,627	$1,437

(a)	The cash portion of the loan is fully drawn; additional amounts will be utilized for capitalized interest.

South Trent Financing Agreement
In connection with the acquisition, on June 14, 2010, South Trent Wind LLC entered into a financing agreement, or the South Trent Financing Agreement, with a group of lenders, which matures on June 14, 2020. The South Trent Financing Agreement includes a $79 million term loan, as well as a $10 million letter of credit facility in support of the PPA. The South Trent Financing Agreement also provides for up to $7 million in additional letter of credit facilities. The term loan accrues interest at LIBOR plus a margin based upon a grid, which is initially 2.5% and increases every two years by 12.5 basis points. The term loan amortizes quarterly based upon a predetermined schedule with the unamortized portion due at maturity. As of December 31, 2012, $72 million was outstanding under the term loan and $10 million was issued under the letter of credit facility.
Peakers
In June 2002, NRG Peaker Finance Company LLC, or Peakers, an indirect wholly-owned subsidiary of NRG, issued $325 million in floating rate bonds due June 2019. Peakers subsequently swapped such floating rate debt for fixed rate debt at an all-in cost of 6.67% per annum. Principal, interest, and swap payments were originally guaranteed by Syncora Guarantee Inc., successor in interest to XL Capital Assurance, through a financial guaranty insurance policy. In 2009, Assured Guaranty Mutual Corp assumed the responsibility as the bond insurer and controlling party. Syncora Guarantee Inc. continues to be the swap insurer. These notes are also secured by, among other things, substantially all of the assets of and membership interests in Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Sterlington Power LLC, NRG Rockford LLC, NRG Rockford II LLC, and NRG Rockford Equipment LLC. As of December 31, 2012, $188 million in principal remained outstanding on these bonds. Upon emergence from bankruptcy, NRG issued a $36 million letter of credit to Peakers' collateral agent. The letter of credit may be drawn if the project is unable to meet principal or interest payments. There are no provisions requiring NRG to replenish the letter of credit if it is drawn. On December 10, 2012, the collateral agent drew the remaining $4 million on the letter of credit, and NRG contributed $19 million in equity to Peakers to meet its debt service requirements. As of December 31, 2012, nothing remains available for additional letters of credit issuances.
NRG Thermal
NRG owns and operates its thermal business through a wholly-owned subsidiary holding company, NRG Thermal LLC, or NRG Thermal. In 1993, the predecessor entity to NRG Thermal's largest subsidiary, NRG Energy Center Minneapolis LLC, or NRG Thermal Minneapolis, issued $84 million of 7.31% senior secured notes due June 2013, of which $4 million remained outstanding as of December 31, 2012. In 2002, NRG Thermal Minneapolis issued an additional $55 million of 7.25% Series A notes due August 2017, of which $24 million remained outstanding as of December 31, 2012, and $20 million of 7.12% Series B notes due August 2017, of which $9 million remained outstanding as of December 31, 2012. In 2010, NRG Thermal Minneapolis issued $100 million of 5.95% Series C notes due June 23, 2025, of which $100 million remained outstanding as of December 31, 2012.
The indebtedness under these notes is secured by substantially all of the assets of NRG Thermal Minneapolis. NRG Thermal has guaranteed the indebtedness, and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal's subsidiaries.

Interest Rate Swaps — Project Financings
Many of NRG's project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for fixed where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value and will receive quarterly the equivalent of a floating interest payment based on the same notional value. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the LIBOR is determined in advance of each interest period. The following table summarizes the swaps, some of which are forward starting as indicated, related to NRG's project level debt as of December 31, 2012.

Non-Recourse Debt	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2012 (In millions)	Effective Date	Maturity Date
NRG Peaker Finance Co. LLC	100%	6.673%	3-mo. LIBOR + 1.07%	$188	June 18, 2002	June 10, 2019
NRG West Holdings LLC	75%	2.417%	3-mo. LIBOR	328	November 30, 2011	August 31, 2023
South Trent Wind LLC	75%	3.265%	3-mo. LIBOR	54	June 15, 2010	June 14, 2020
South Trent Wind LLC	75%	4.95%	3-mo. LIBOR	21	June 30, 2020	June 14, 2028
NRG Solar Roadrunner LLC	75%	4.313%	3-mo. LIBOR	34	September 30, 2011	December 31, 2029
NRG Solar Alpine LLC	85%	2.744%	3-mo. LIBOR	141	December 31, 2012	December 31, 2029
NRG Solar Avra Valley LLC	90%	2.333%	3-mo. LIBOR	59	November 30, 2012	November 30, 2030
GenOn Marsh Landing	75%	1.085%	1-mo. LIBOR	369	August 31, 2011	June 28, 2013
GenOn Marsh Landing	75%	3.244%	3-mo. LIBOR	500	June 28, 2013	June 30, 2023
Other	75%	various	various	69	various	various
Consolidated Annual Maturities
Annual payments based on the maturities of NRG's debt, for the years ending after December 31, 2012, are as follows:

(In millions)
2013	$141
2014	1,514
2015	213
2016	224
2017	993
Thereafter	12,781
Total	$15,866

Note 12 — Asset Retirement Obligations
NRG's AROs are primarily related to the future dismantlement of equipment on leased property and environmental obligations related to nuclear decommissioning, ash disposal, site closures, and fuel storage facilities. In addition, NRG has also identified conditional AROs for asbestos removal and disposal, which are specific to certain power generation operations.
See Note 6, Nuclear Decommissioning Trust Fund, for a further discussion of NRG's nuclear decommissioning obligations. Accretion for the nuclear decommissioning ARO and amortization of the related ARO asset are recorded to the Nuclear Decommissioning Trust Liability to the ratepayers and are not included in net income, consistent with regulatory treatment.
The following table represents the balance of ARO obligations as of December 31, 2012, and 2011, along with the additions, reductions and accretion related to the Company's ARO obligations for the year ended December 31, 2012:

(In millions)
Balance as of December 31, 2011	$443
Additions	11
Additions for GenOn acquisition	175
Spending for current obligations	(8)
Accretion — Expense	8
Accretion — Nuclear decommissioning	19
Balance as of December 31, 2012	$648
Note 13 — Benefit Plans and Other Postretirement Benefits
NRG sponsors and operates defined benefit pension and other postretirement plans. As part of the GenOn acquisition, discussed in Note 3, Business Acquisitions and Dispositions, NRG assumed GenOn's defined benefit pension plans and other postretirement benefit plans, and GenOn's benefit plan obligations were recorded at fair value at the time of the acquisition. NRG expects to contribute $45 million to the Company's pension plans in 2013.
NRG pension benefits are available to eligible non-union and union employees through various defined benefit pension plans. These benefits are based on pay, service history and age at retirement. Most pension benefits are provided through tax-qualified plans. Certain executive pension benefits that cannot be provided by the tax-qualified plans are provided through unfunded non-tax-qualified plans. NRG also provides postretirement health and welfare benefits for certain groups of employees. Cost sharing provisions vary by the terms of any applicable collective bargaining agreements.
NRG Defined Benefit Plans
The net annual periodic pension cost related to NRG domestic pension and other postretirement benefit plans include the following components:

	Year Ended December 31,
	Pension Benefits
	2012	2011	2010
	(In millions)
Service cost benefits earned	$14	$14	$14
Interest cost on benefit obligation	23	21	21
Expected return on plan assets	(23)	(21)	(20)
Amortization of unrecognized net loss	4	—	—
Net periodic benefit cost	$18	$14	$15

	Year Ended December 31,
	Other Postretirement Benefits
	2012	2011	2010
	(In millions)
Service cost benefits earned	$2	$2	$2
Interest cost on benefit obligation	6	6	6
Amortization of unrecognized net loss	1	—	—
Net periodic benefit cost	$9	$8	$8

A comparison of the pension benefit obligation, other postretirement benefit obligations, and related plan assets for NRG's plans on a combined basis is as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In millions)
Benefit obligation at January 1	$456	$404	$122	$106
Obligations assumed in the GenOn acquisition	596	—	87	—
Service cost	14	14	2	2
Interest cost	23	21	6	6
Plan amendments	—	—	(1)	—
Actuarial loss	75	34	6	9
Employee and retiree contributions	—	—	1	1
Benefit payments	(17)	(17)	(3)	(2)
Benefit obligation at December 31	1,147	456	220	122
Fair value of plan assets at January 1	308	297	—	—
Assets acquired in the GenOn acquisition	402	—	—	—
Actual return on plan assets	41	10	—	—
Employee contributions	—	—	1	1
Employer contributions	23	18	2	1
Benefit payments	(17)	(17)	(3)	(2)
Fair value of plan assets at December 31	757	308	—	—
Funded status at December 31 — excess of obligation over assets	$(390)	$(148)	$(220)	$(122)
Amounts recognized in NRG's balance sheets were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In millions)
Current liabilities	$1	$—	$9	$3
Non-current liabilities	389	148	211	119
Amounts recognized in NRG's accumulated OCI that have not yet been recognized as components of net periodic benefit cost were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In millions)
Unrecognized loss	$140	$88	$17	$11
Prior service credit	(2)	(2)	(2)	(1)

Other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In millions)
Unrecognized loss	$56	$46	$7	$9
Amortization of net actuarial gain	(4)	—	(1)	—
Prior service credit	—	—	(1)	—
Total recognized in other comprehensive loss	$52	$46	$5	$9
Total recognized in net periodic pension cost and other comprehensive income	$71	$60	$13	$17
The Company's estimated unrecognized loss for NRG's domestic pension plan that will be amortized from accumulated OCI to net periodic cost over the next fiscal year is approximately $10 million. The Company's estimated unrecognized loss for NRG's postretirement plan that will be amortized from accumulated OCI to net periodic cost over the next fiscal year is minimal.
The following table presents the balances of significant components of NRG's domestic pension plan:

	As of December 31,
	Pension Benefits
	2012	2011
	(In millions)
Projected benefit obligation	$1,147	$456
Accumulated benefit obligation	1,024	392
Fair value of plan assets	757	308
NRG's market-related value of its plan assets is the fair value of the assets. The fair values of the Company's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
U.S. equity investment	$26	$—	$26
Non-U.S. equity investment	68	—	68
Corporate bond investment — fixed income	32	—	32
Common/collective trust investment — U.S. equity	—	290	290
Common/collective trust investment — non-U.S. equity	—	111	111
Common/collective trust investment — fixed income	—	228	228
Short-term investment fund	—	2	2
Total	$126	$631	$757

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
U.S. equity investment	$47	$—	$47
Non-U.S. equity investment	18	—	18
Corporate bond investment — fixed income	37	—	37
Common/collective trust investment — U.S. equity	—	78	78
Common/collective trust investment — non-U.S. equity	—	32	32
Common/collective trust investment — fixed income	—	96	96
Total	$102	$206	$308
In accordance with ASC 820, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The fair value of the U.S. and non-U.S. equity investments and the corporate bond investment is based on quoted prices in active markets, and is categorized as Level 1. All equity investments are valued at the net asset value of shares held at year end. The fair value of the corporate bond investment is based on the closing price reported on the active market on which the individual securities are traded. The fair value of the common/collective trusts is valued at fair value which is equal to the sum of the market value of all of the fund's underlying investments, and is categorized as Level 2. There are no investments categorized as Level 3.
The following table presents the significant assumptions used to calculate NRG's benefit obligations:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions	2012	2011	2012	2011
Discount rate	4.16%	4.98%	4.31%	5.18%
Rate of compensation increase	3.57%	4.40%	N/A	N/A
Health care trend rate	—	—	8% grading to 5% in 2019	8% grading to 5% in 2019
The following table presents the significant assumptions used to calculate NRG's benefit expense:

	As of December 31,
	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions	2012	2011	2010	2012	2011	2010
Discount rate	4.95%	5.47%	5.93%	5.15%	5.77%	6.14%
Expected return on plan assets	6.75-7.50%	7.25%-7.50%	7.50%	—	—	—
Rate of compensation increase	4.34%	4.40%	4.39%	—	—	—
Health care trend rate	—	—	—	8.0% grading to 5.0% in 2019	8.0% grading to 5.0% in 2019	9.5% grading to 5.5% in 2016

NRG uses December 31 of each respective year as the measurement date for the Company's pension and other postretirement benefit plans. The Company sets the discount rate assumptions on an annual basis for each of NRG's retirement related benefit plans at their respective measurement date. This rate is determined by NRG's Investment Committee based on information provided by the Company's actuary. The discount rate assumptions reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The discount rate assumptions used to determine future pension obligations as of December 31, 2012 and 2011 were based on the Aon Hewitt AA Above Median, or AAM, yield curve, which was designed by Aon Hewitt to provide a means for corporate plan sponsors to value the liabilities of defined benefit and other post retirement benefit plans. The AAM is a hypothetical Aa yield curve represented by a series of annualized individual discount rates from 0.5 to 99 years. Each bond issue is required to have an average rating of AA, when averaging all available ratings by Moody's Investor Services, Standard & Poor's and Fitch. The discount rate assumptions used to determine future pension obligations as of December 31, 2010 were based on the Hewitt Yield Curve, or HYC, which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HYC is a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody's Investor Service, Inc. or a rating of AA or better by Standard & Poor's.
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
The target allocations of NRG's pension plan assets were as follows:

	2012	2011
U.S. equity	38.5-45.5%	38.5-45.5%
Non-U.S. equity	16.5-28%	16.5-19.5%
U.S. fixed income	30-45%	35-45%
Plan assets are currently invested in a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. equities, as well as among growth, value, small and large capitalization stocks.
NRG's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

		Other Postretirement Benefit
	Pension Benefit Payments	Benefit Payments	Medicare Prescription Drug Reimbursements
	(In millions)
2013	$44	$9	$—
2014	47	10	—
2015	51	11	—
2016	56	11	—
2017	61	11	—
2018-2022	375	63	3

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In millions)
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	18	(15)
STP Defined Benefit Plans
NRG has a 44% undivided ownership interest in STP, as discussed further in Note 26, Jointly Owned Plants. STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. For the years ending December 31, 2012, and 2011 NRG reimbursed STPNOC approximately $15 million and $12 million, respectively, towards its defined benefit plans. In 2013, NRG expects to reimburse STPNOC $17 million for its contributions towards the plans.
The Company has recognized the following in its statement of financial position, statement of operations and accumulated OCI related to its 44% interest in STP:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In millions)
Funded status — STPNOC benefit plans	$(76)	$(67)	$(56)	$(49)
Net periodic benefit costs	10	9	8	6
Other changes in plan assets and benefit obligations recognized in other comprehensive income	14	15	1	3
Defined Contribution Plans
NRG's employees are also eligible to participate in defined contribution 401(k) plans.  Upon completion of the GenOn acquisition, NRG assumed GenOn's defined contribution 401(k) plans and amended the plan covering the majority of employees with NRG 401(k) plan features, effective January 1, 2013. During 2013, the GenOn defined contribution 401(k) plans will be merged into the NRG 401(k) plan.
The Company's contributions to these plans were as follows:

	Year Ended December 31,
	2012 (a)	2011	2010
	(In millions)
Company contributions to defined contribution plans	$24	$24	$28

(a)	Includes contributions to former GenOn plans for the period of December 15, 2012 to December 31, 2012.

Note 14 — Capital Structure
For the period from December 31, 2009, to December 31, 2012, the Company had 10,000,000 shares of preferred stock authorized and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's preferred and common shares issued and outstanding for each period presented:

	Preferred Stock Issued and Outstanding		Common
	3.625%	4%	Issued	Treasury	Outstanding
Balance as of December 31, 2009	250,000	154,057	295,861,759	(41,866,451)	253,995,308
Shares issued under ESPP	—	—	—	120,990	120,990
Shares returned by affiliate of CS	—	—	—	(6,600,000)	(6,600,000)
Share repurchases	—	—	—	(8,463,211)	(8,463,211)
Shares issued from LTIP	—	—	442,818	—	442,818
4.00% Preferred Stock conversion	—	(154,029)	7,701,450	—	7,701,450
4.00% Preferred Stock redeemed for cash	—	(28)	—	—	—
Balance as of December 31, 2010	250,000	—	304,006,027	(56,808,672)	247,197,355
Shares issued under ESPP	—	—	—	120,127	120,127
Shares issued under LTIP	—	—	177,693	—	177,693
Share repurchases	—	—	—	(19,975,654)	(19,975,654)
Balance as of December 31, 2011	250,000	—	304,183,720	(76,664,199)	227,519,521
Shares issued under ESPP	—	—	—	158,481	158,481
Shares issued under LTIPs	—	—	996,262	—	996,262
Shares issued through GenOn acquisition	—	—	93,932,634	—	93,932,634
Balance as of December 31, 2012	250,000	—	399,112,616	(76,505,718)	322,606,898
Common Stock
The following table summarizes NRG's common stock reserved for the maximum number of shares potentially issuable based on the conversion and redemption features of outstanding equity instruments and the long-term incentive plans as of December 31, 2012:

Equity Instrument	Common Stock Reserve Balance
3.625% Convertible perpetual preferred	16,000,000
Long-term incentive plans	23,391,552
Total	39,391,552
Common stock dividends — On August 15, 2012, NRG paid its first quarterly dividend on the Company's common stock of $0.09 per share. On November 15, 2012, NRG paid a quarterly dividend on the Company's common stock of $0.09 per share. On February 15, 2013, NRG paid a quarterly dividend on the Company's common stock of $0.09 per share.
 Employee Stock Purchase Plan — Under the ESPP eligible employees may elect to withhold up to 10% of their eligible compensation to purchase shares of NRG common stock at 85% of its fair market value on the exercise date. An exercise date occurs each June 30 and December 31. On April 25, 2012, NRG shareholders approved an increase of 1,000,000 shares available for issuance under the ESPP. As of December 31, 2012, there remained 1,018,870 shares of treasury stock reserved for issuance under the ESPP, and in the first quarter of 2013, 61,219 shares of common stock were issued to employee accounts from treasury stock.
Preferred Stock
4% Preferred Stock
The Company's 4% Convertible Perpetual Preferred Stock, or 4% Preferred Stock, had a liquidation preference of $1,000 per share. The 4% Preferred Stock was convertible, at the option of the holder, at any time into shares of NRG's common stock at an initial conversion price of $20.00 per share. In addition, NRG had the ability to redeem, on or after December 20, 2009, and subject to certain limitations, some or all of the 4% Preferred Stock with cash at a redemption price equal to 100% of the liquidation preference, plus accumulated but unpaid dividends, including liquidated damages, if any, to the redemption date. In the fourth quarter of 2009, NRG notified the holders of the Company's intention to redeem the 4% Preferred Stock, and the majority of the holders elected to convert their shares in response to this notification. All conversions and redemptions were completed by January 21, 2010.

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
Each share of the 3.625% Preferred Stock is convertible during the 90-day period beginning August 11, 2015, at the option of NRG or the holder. Holders tendering the 3.625% Preferred Stock for conversion shall be entitled to receive, for each share of 3.625% Preferred Stock converted, $1,000 in cash and a number of shares of NRG common stock equal in value to the product of (a) the greater of (i) the difference between the average closing share price of NRG common stock on each of the twenty consecutive scheduled trading days starting on the date thirty exchange business days immediately prior to the conversion date, or the Market Price, and $29.54 and (ii) zero, times (b) 50.77. The number of shares of NRG common stock to be delivered under the conversion feature is limited to 16,000,000 shares. If upon conversion, the Market Price is less than $19.69, then the Holder will deliver to NRG cash or a number of shares of NRG common stock equal in value to the product of (i) $19.69 minus the Market Price, times (ii) 50.77. NRG may elect to make a cash payment in lieu of delivering shares of NRG common stock in connection with such conversion, and NRG may elect to receive cash in lieu of shares of common stock, if any, from the Holder in connection with such conversion. The conversion feature is considered an embedded derivative per ASC 815 that is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815.
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
Note 15 — Investments Accounted for by the Equity Method and Variable Interest Entities
NRG accounts for the Company's significant investments using the equity method of accounting. NRG's carrying value of equity investments can be impacted by impairments, unrealized gains and losses on derivatives and movements in foreign currency exchange rates, as well as other adjustments.
The following table summarizes NRG's equity method investments as of December 31, 2012:

Name	Geographic Area	Economic Interest
Avenal Solar Holdings LLC	United States	50.0%
GenConn Energy LLC	United States	50.0%
Saguaro Power Company	United States	50.0%
Sherbino I Wind Farm LLC	United States	50.0%
Texas Coastal Ventures, LLC	United States	50.0%
Sabine CoGen, LP	United States	50.0%
Sunora Energy Solutions I LLC	United States	50.0%
Geostellar, Inc.	United States	49.5%
Gladstone Power Station	Australia	37.5%
Energy Technology Ventures	United States	33.3%

	As of December 31,
	2012	2011
	(In millions)
Undistributed earnings from equity investments	$149	$150

Variable Interest Entities
NRG accounts for its interests in certain entities that are considered VIEs under ASC 810, but NRG is not the primary beneficiary, under the equity method.
GenConn Energy LLC — Through its subsidiary, NRG Connecticut Peaking Development LLC, NRG owns a 50% interest in GenConn, a limited liability company formed to construct, own and operate two 200MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. Each of these facilities was constructed pursuant to 30-year cost of service type contracts with the Connecticut Light & Power Company. All four units at the GenConn Devon facility reached commercial operation in 2010 and were released to the ISO-NE by July 2010. In June 2011, the GenConn Middletown facility reached commercial operation and was released to the ISO-NE. The project was funded through equity contributions from the owners and non-recourse, project level debt. As of December 31, 2012, NRG had a $125 million equity investment in GenConn. NRG's maximum exposure to loss is limited to its equity investment.
In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a seven-year term loan facility, and also entered into a five-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the working capital facility. In March 2012, the working capital facility was amended to $35 million. As of December 31, 2012, $228 million was outstanding under the GenConn Facility.
As discussed in Note 20, Related Party Transactions, in 2010 and 2011, NRG earned revenues from construction management agreements with Devon and Middletown and interest income from a note receivable with GenConn.
Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. Sherbino is a 150 MW wind farm, which commenced commercial operations in October 2008. In December 2008, Sherbino entered into a 15-year term loan facility which is non-recourse to NRG. As of December 31, 2012, the outstanding principal balance of the term loan facility was $119 million, and is secured by substantially all of Sherbino's assets and membership interests. NRG's maximum exposure to loss is limited to its equity investment, which was $93 million as of December 31, 2012.
Texas Coastal Ventures, LLC — NRG owns a 50% interest in Texas Coastal Ventures, LLC, or TCV, a joint venture with Hilcorp Energy I, L.P., through its subsidiary Petra Nova LLC. Texas Coastal Ventures was formed by Petra Nova and Hilcorp for the purpose of using carbon dioxide captured from flue gas from certain of NRG's coal-generating power plants in the United States Gulf Coast in an enhanced oil recovery process. TCV is managed by the joint venture participants and operated by Hilcorp. TCV entered into service agreements with Petra Nova LLC, which include a management services agreement for the operation and management of the joint venture's pipeline assets, as well as a CO2 supply agreement having an initial term of twenty years. NRG's maximum exposure to loss is limited to its equity investment, which was $57 million as of December 31, 2012.
Other Equity Investments
Gladstone — Through a joint venture, NRG owns a 37.5% interest in Gladstone, a 1,613 megawatt coal-fueled power generation facility in Queensland, Australia. The power generation facility is managed by the joint venture participants and the facility is operated by NRG. Operating expenses incurred in connection with the operation of the facility are funded by each of the participants in proportion to their ownership interests. Coal is sourced from local mines in Queensland. NRG and the joint venture participants receive their respective share of revenues directly from the off takers in proportion to the ownership interests in the joint venture. Power generated by the facility is primarily sold to an adjacent aluminum smelter, with excess power sold to the Queensland Government owned utility under long term supply contracts. NRG's investment in Gladstone was $322 million as of December 31, 2012.

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
Dilutive effect for other equity instruments — Prior to its conversion, NRG's 4% Preferred Stock was not considered outstanding for purposes of computing basic earnings per share. However, these instruments were considered for inclusion in the denominator for purposes of computing diluted earnings per share under the if-converted method. The if-converted method is also used to determine the dilutive effect of embedded derivatives in the Company's 3.625% Preferred Stock.
The reconciliation of NRG's basic earnings per share to diluted earnings per share is shown in the following table:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Basic earnings per share attributable to NRG common stockholders
Numerator:
Net income attributable to NRG Energy, Inc.	$559	$197	$477
Preferred stock dividends	(9)	(9)	(9)
Net income attributable to NRG Energy, Inc. available to common stockholders	$550	$188	$468
Denominator:
Weighted average number of common shares outstanding	232	240	252
Basic earnings per share:
Net income attributable to NRG Energy, Inc.	$2.37	$0.78	$1.86
Diluted earnings per share attributable to NRG common stockholders
Numerator:
Net income attributable to NRG Energy, Inc. available to common stockholders	$550	$188	$468
Denominator:
Weighted average number of common shares outstanding	232	240	252
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	2	1	1
Incremental shares attributable to the assumed conversion features of outstanding preferred stock (if-converted method)	—	—	1
Total dilutive shares	234	241	254
Diluted earnings per share:
Net income attributable to NRG Energy, Inc.	$2.35	$0.78	$1.84
The following table summarizes NRG's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(In millions of shares)
Equity compensation	8	7	6
Embedded derivative of 3.625% redeemable perpetual preferred stock	16	16	16
Total	24	23	22

Note 17 — Segment Reporting
2012 Business Segment Realignment
Effective in fiscal year 2012, NRG's segment structure and its allocation of corporate expenses were updated to reflect how management currently makes financial decisions and allocates resources. The Company has recast the data from prior periods to reflect this change in reportable segments to conform to the current year presentation. The Company's businesses are primarily segregated based on the Retail Business, conventional power generation, alternative energy businesses and corporate activities.  Within NRG's conventional power generation operations, there are distinct components with separate operating results and management structures for the following geographical regions: Texas, East, South Central, West, and Other, which includes its international businesses, thermal and chilled water business and maintenance services.  The Company's alternative energy businesses include solar and wind assets, electric vehicle services and carbon capture business.
For the years ended December 31, 2012, 2011, and 2010, there were no customers from whom the Company derived more than 10% of the Company's consolidated revenues.

	Year Ended December 31, 2012
		Conventional Power Generation
	Retail(a)	Texas(a)	East(a)(b)	South Central(b)	West(b)	Other(a)	Alternative Energy(a)	Corporate	Elimination	Total
	(In millions)
Operating revenues	$5,772	$2,074	$854	$807	$259	$320	$153	$17	$(1,834)	$8,422
Operating expenses	5,065	1,712	754	695	194	273	86	55	(1,819)	7,015
Depreciation and amortization	162	458	137	93	12	17	59	12	—	950
Acquisition-related transaction and integration costs	—	—	—	—	—	—	—	107	—	107
Operating income/(loss)	545	(96)	(37)	19	53	30	8	(157)	(15)	350
Equity in earnings/(loss) of unconsolidated affiliates	—	—	16	—	7	13	3	(2)	—	37
Impairment charge on investment	—	—	—	—	—	—	—	(2)	—	(2)
Bargain purchase gain related to GenOn acquisition	—	—	—	—	—	—	—	560	—	560
Other income, net	—	2	2	1	1	4	1	26	(18)	19
Loss on debt extinguishment and refinancing expense								(51)		(51)
Interest expense	(4)	—	(20)	(18)	(2)	(11)	(46)	(578)	18	(661)
Income/(loss) before income taxes	541	(94)	(39)	2	59	36	(34)	(204)	(15)	252
Income tax expense/(benefit)	—	—	—	—	—	3	—	(330)	—	(327)
Net income/(loss)	$541	$(94)	$(39)	$2	$59	$33	$(34)	$126	$(15)	$579
Less: Net income attributable to noncontrolling interest	$—	$—	$—	$—	$—	$—	$20	$—	$—	$20
Net income/(loss) attributable to NRG Energy, Inc.	$541	$(94)	$(39)	$2	$59	$33	$(54)	$126	$(15)	$559

Balance sheet
Equity investments in affiliates	$—	$—	$131	$19	$27	$322	$167	$10	$—	$676
Capital expenditures (c)	22	118	70	36	244	41	3,153	9	—	3,693
Goodwill	231	1,713	—	—	—	—	12	—	—	1,956
Total assets	$3,122	$10,988	$5,249	$1,969	$1,825	$794	$6,157	$29,042	$(24,018)	$35,128

(a) Includes intersegment sales of:	$5	$1,657	$73	$—	$—	$69	$20	$10
(b) Includes GenOn results for the period December 15, 2012 to December 31, 2012.
(c) Includes accruals.

	Year Ended December 31, 2011
		Conventional Power Generation
	Retail(d)(e)	Texas(d)	East(d)	South Central	West	Other(d)	Alternative Energy(d)	Corporate	Elimination	Total
	(In millions)
Operating revenues	$5,642	$2,832	$924	$817	$149	$323	$44	$11	$(1,663)	$9,079
Operating expenses	5,113	1,910	858	703	92	282	63	30	(1,663)	7,388
Depreciation and amortization	159	463	118	89	10	14	31	12	—	896
Impairment charge on emission allowances	—	160	—	—	—	—	—	—	—	160
Operating income/(loss)	370	299	(52)	25	47	27	(50)	(31)	—	635
Equity in earnings of unconsolidated affiliates	—	—	11	—	9	9	6	—	—	35
Impairment charge on investment	—	—	—	—	—	—	—	(495)	—	(495)
Other income, net	—	1	2	2	—	5	3	21	(15)	19
Loss on debt extinguishment and refinancing expense	—	—	—	—	—	—	—	(175)	—	(175)
Interest (expense)/income	(4)	16	(47)	(41)	(2)	(15)	(16)	(571)	15	(665)
Income/(loss) before income taxes	366	316	(86)	(14)	54	26	(57)	(1,251)	—	(646)
Income tax (benefit)/expense	(3)	—	—	—	—	7	—	(847)	—	(843)
Net income/(loss)	369	316	(86)	(14)	54	19	(57)	(404)	—	197

Balance sheet
Equity investments in affiliates	$—	$—	$136	$—	$28	$308	$168	$—	$—	$640
Capital expenditures (f)	23	99	188	25	281	40	1,809	137	—	2,602
Goodwill	173	1,713	—	—	—	—	—	—	—	1,886
Total assets	$2,725	$13,164	$2,042	$1,436	$669	$1,006	$3,143	$19,732	$(17,017)	$26,900

(d) Includes intersegment sales of:	$5	$1,586	$43	$—	$—	$18	$16	$—
(e) Includes Green Mountain Energy results and Energy Plus results for the period October 1, 2011 to December 31, 2011.
(f) Includes accruals.

	Year Ended December 31, 2010
		Conventional Power Generation
	Retail(g)(h)	Texas(g)	East	South Central	West	Other(g)	Alternative Energy(g)	Corporate	Elimination	Total
		(In millions)
Operating revenues	$5,055	$3,040	$1,025	$608	$138	$301	$41	$1	$(1,360)	$8,849
Operating expenses	4,547	1,749	847	506	98	260	38	41	(1,360)	6,726
Depreciation and amortization	127	466	122	67	9	12	27	8	—	838
Gain on sale of asset	—	—	—	—	—	—	—	23	—	23
Operating income/(loss)	381	825	56	35	31	29	(24)	(25)	—	1,308
Equity in earnings/(loss) of unconsolidated affiliates	—	—	1	—	6	24	14	(1)	—	44
Other income, net	—	2	4	1	1	18	—	24	(17)	33
Loss on debt extinguishment and refinancing expense	—	—	—	—	—	—	—	(2)	—	(2)
Interest (expense)/income	(5)	79	(57)	(46)	(2)	(14)	(13)	(589)	17	(630)
Income/(loss) before income taxes	376	906	4	(10)	36	57	(23)	(593)	—	753
Income tax expense	—	—	—	—	—	17	—	260	—	277
Net income/(loss)	376	906	4	(10)	36	40	(23)	(853)	—	476
Less: Net loss attributable to noncontrolling interest	—	(1)	—	—	—	—	—	—	—	(1)
Net income/(loss) attributable to NRG Energy, Inc.	376	907	4	(10)	36	40	(23)	(853)	—	477

(g) Includes intersegment sales of:	$2	$1,304	$—	$—	$—	$25	$23	$—
(h) Includes Green Mountain Energy results for the period November 5, 2010 to December 31, 2010.

Note 18 — Income Taxes
The income tax provision from continuing operations consisted of the following amounts:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except percentages)
Current
U.S. Federal	$—	$(538)	$211
State	20	10	35
Foreign	13	16	23
	33	(512)	269
Deferred
U.S. Federal	(326)	(317)	23
State	(24)	(5)	(9)
Foreign	(10)	(9)	(6)
	(360)	(331)	8
Total income tax (benefit)/expense	$(327)	$(843)	$277
Effective tax rate	(129.8)%	130.5%	36.8%
The following represents the domestic and foreign components of income/(loss) before income tax (benefit)/expense:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
U.S.	$223	$(680)	$691
Foreign	29	34	62
Total	$252	$(646)	$753

A reconciliation of the U.S. federal statutory rate of 35% to NRG's effective rate is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except percentages)
Income/(Loss) Before Income Taxes	$252	$(646)	$753
Tax at 35%	88	(226)	264
State taxes, net of federal benefit	13	15	18
Foreign operations	(24)	(3)	(3)
Federal and state tax credits	(158)	(1)	(7)
Valuation allowance	5	(63)	(34)
Expiration/utilization of capital losses	—	45	—
Reversal of valuation allowance on expired/utilized capital losses	—	(45)	—
Impact of non-taxable equity earnings	(7)	—	—
Bargain purchase gain related to GenOn acquisition	(196)	—	—
Change in state effective tax rate	(12)	—	—
Foreign earnings	—	4	17
Non-deductible interest	—	—	4
Interest accrued on uncertain tax positions	2	2	25
Production tax credit	(14)	(14)	(11)
Reversal of uncertain tax position reserves	(13)	(561)	—
Other	(11)	4	4
Income tax (benefit)/expense	$(327)	$(843)	$277
Effective income tax rate	(129.8)%	130.5%	36.8%
The effective tax rate for the year ended December 31, 2012, differs from the statutory rate of 35% primarily due to a benefit of $196 million resulting from the gain on bargain purchase from the GenOn acquisition and the generation of ITCs from the Company's Agua Caliente solar project in Arizona of $158 million and production, tax credits, or PTCs, generated from Texas wind facilities of $14 million.
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
The effective income tax rate for the year ended December 31, 2010, differs from the statutory rate of 35% primarily due to the impact of state and local income taxes and interest on uncertain tax positions, which were partially offset by the reduction in the valuation allowance resulting from realized capital gains as well as federal and state tax credits generated during the current year.

 The temporary differences, which gave rise to the Company's deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2012	2011
	(In millions)
Deferred tax liabilities:
Discount/premium on notes	$—	$7
Emissions allowances	15	33
Difference between book and tax basis of property	123	1,604
Derivatives, net	323	244
Goodwill	165	139
Cumulative translation adjustments	19	27
Intangibles amortization (excluding goodwill)	85	229
Investment in projects	52	—
Other	—	8
Total deferred tax liabilities	782	2,291
Deferred tax assets:
Deferred compensation, pension, accrued vacation and other reserves	232	80
Discount / premium on notes	156	—
Investment in projects	—	72
Differences between book and tax basis of contracts	343	225
Pension and other postretirement benefits	274	137
Equity compensation	57	36
Bad debt reserve	14	15
U.S. capital loss carryforwards	1	1
U.S. Federal net operating loss carryforwards	605	84
Foreign net operating loss carryforwards	89	70
State net operating loss carryforwards	149	53
Foreign capital loss carryforwards	1	1
Deferred financing costs	33	—
Federal and state tax credits	258	64
Federal benefit on state uncertain tax positions	18	20
Other	5	—
Total deferred tax assets	2,235	858
Valuation allowance	(191)	(83)
Net deferred tax assets	2,044	775
Net deferred tax asset (liability)	$1,262	$(1,516)
The following table summarizes NRG's net deferred tax position:

	As of December 31,
	2012	2011
	(In millions)
Current deferred tax asset (liability)	$56	$(127)
Non-current net deferred tax asset (liability)	1,206	(1,389)
Net deferred tax asset (liability)	$1,262	$(1,516)

Tax Receivable and Payable
        As of December 31, 2012, NRG recorded a current tax payable of $31 million that represents a tax liability due for Federal taxes of $6 million, domestic state taxes of $17 million, as well as foreign taxes payable of $8 million. NRG has a domestic tax receivable of $174 million, of which $96 million relates to an IRS refund for prior years, $58 million relates to federal cash grants applied for eligible solar energy projects under development in California, New Jersey and Maryland, $20 million is related to property tax refunds due to the New York State Empire Zone program. In addition, a $56 million non-current asset for Empire Zone credits generated in 2010 through 2012, that are being deferred pursuant to New York State law, has been recorded.
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2012, and 2011, NRG recorded a net deferred tax asset (liability) of $1.4 billion and ($1.4 billion), respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in our estimate of future taxable income, we considered the profit before tax generated in recent years. Based on our assessment of positive and negative evidence, including available tax planning strategies, NRG believes that it is more likely than not that a benefit will not be realized on $191 million and $83 million of tax assets as of December 31, 2012 and 2011, respectively, thus a valuation allowance has been recorded. The Company estimates it will need to generate future taxable income of approximately $3.5 billion, to fully realize the net federal and state unitary deferred tax asset before expiration.
In connection with the accounting for the GenOn acquisition, the Company recorded the realizable deferred tax assets and liabilities acquired, primarily consisting of net operating losses and other temporary differences. In addition, the excess of GenOn's historical tax basis of assets and liabilities over the amount assigned to the fair value of the assets acquired and liabilities assumed generated deferred tax assets and liabilities that were recorded on the acquisition date.
NOL carryforwards — At December 31, 2012, the Company had domestic NOLs consisting of carryforwards for federal income tax purposes of $605 million and cumulative state NOLs of $149 million. In addition, NRG has cumulative foreign NOL carryforwards of $89 million of which $17 million will expire starting 2013 through 2020 and of which $72 million do not have an expiration date.
        Valuation allowance — As of December 31, 2012, the Company's tax effected valuation allowance was $191 million, consisting of $102 million for state deferred tax assets, primarily operating loss carryovers, and $89 million for foreign deferred tax assets, primarily operating loss carryovers for which there is insufficient earnings to support future realization.
Uncertain tax benefits
NRG has identified uncertain tax benefits whose after-tax value was $193 million that if recognized, would impact the Company's income tax expense.
As of December 31, 2012, and 2011, NRG has recorded a non-current tax liability of $72 million and $58 million, respectively. As of December 31, 2012 and 2011, the balance primarily related to positions taken on various state returns, including accrued interest.
The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. During the year ended December 31, 2012, the Company accrued interest of $3 million. For the year ended December 31, 2011, the Company recognized a benefit of $32 million in interest and penalties and accrued interest of $2 million. As of December 31, 2012, and 2011, NRG had accrued interest and penalties related to these uncertain tax benefits of $15 million and $12 million, respectively.
        Tax jurisdictions — NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. Prior to the GenOn acquisition, the Company was not subject to U.S. federal income tax examinations for years prior to 2007. As a result of the acquisition, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2002. With few exceptions, state and local income tax examinations are no longer open for years before 2003. The Company's primary foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2004.
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

The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2012	2011
	(In millions)
Balance as of January 1	$178	$663
Increase due to current year positions	21	12
Decrease due to current year positions	(3)	(6)
Increase due to prior year positions	13	6
Decrease due to prior year positions	(21)	(2)
Increase due to acquisitions	5	—
Decrease due to settlements and payments	—	(495)
Uncertain tax benefits as of December 31	$193	$178
Included in the balance at December 31, 2012, are $36 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash or use of net operating loss carryforwards to an earlier period.
Note 19 — Stock-Based Compensation
NRG Energy, Inc. Long-Term Incentive Plan
As of December 31, 2012, and 2011, a total of 22,000,000 shares of NRG common stock were authorized for issuance under the NRG LTIP, subject to adjustments in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, and a combination of shares, merger or similar change in NRG's structure or outstanding shares of common stock. There were 7,580,318 and 7,957,697 shares of common stock remaining available for grants under the NRG LTIP as of December 31, 2012, and 2011, respectively.
GenOn Acquisition
Effective December 14, 2012, in connection with the GenOn acquisition, as discussed in Note 3, Business Acquisitions and Dispositions, NRG assumed the GenOn Energy, Inc. 2010 Omnibus Incentive Plan, and the name was changed to the NRG 2010 Stock Plan for GenOn Employees, or the NRG GenOn LTIP. As of December 31, 2012, 5,558,390 shares of NRG common stock were authorized for issuance under the NRG GenOn LTIP, and there were 2,126,892 shares of common stock remaining available for grants under the NRG GenOn LTIP. In addition, NRG assumed certain other terminated GenOn plans, under which NRG will not grant any further awards. All outstanding awards under the NRG GenOn LTIP and the terminated plans were appropriately adjusted based on the Exchange Ratio, and remain subject to the terms and conditions of the applicable plans prior to the acquisition.
In addition, upon completion of the GenOn acquisition, the following occurred to GenOn's outstanding stock-based incentive awards: (i) each outstanding and unvested RSU that was granted under the GenOn plans before 2012 vested in full and was exchanged for shares of NRG common stock in the acquisition based on the Exchange Ratio; (ii) each outstanding and unvested GenOn NQSO that was granted under the GenOn plans before 2012 vested in full and converted into an option to purchase NRG common stock; (iii) each outstanding and unvested RSU that was granted under the GenOn plans in 2012, was converted into an unvested RSU of NRG, and (iv) each outstanding and unvested GenOn NQSO that was granted under the GenOn plans during 2012 was converted into an NQSO to purchase NRG common stock on the same vesting schedule.
Under the acquisition method of accounting, GenOn employee NQSOs and RSUs which vested upon close of the acquisition were measured and recorded at acquisition-date fair value, resulting in additional purchase price consideration of $28 million. As of December 14, 2012, unvested NQSOs that were converted to options to purchase NRG common stock and RSUs that were converted to NRG RSUs were recorded in NRG's consolidated balance sheet.
Non-Qualified Stock Options
NQSOs granted under the NRG LTIP and the NRG GenOn LTIP typically have three-year graded vesting schedules beginning on the grant date and become exercisable at the end of the requisite service period. NRG recognizes compensation costs for NQSOs over the requisite service period for the entire award. The maximum contractual term is ten years for 4.8 million of NRG's outstanding NQSOs, and six years for the remaining 1.9 million NQSOs. No NQSOs were granted in 2012.

The following table summarizes the Company's NQSO activity and changes during the year:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
	(In whole)
Outstanding at December 31, 2011	5,583,189	$22.93	4	$7
GenOn acquired	2,169,689	41.44
Forfeited	(999,162)	23.94
Exercised	(75,831)	18.63
Outstanding at December 31, 2012	6,677,885	28.85	4	17
Exercisable at December 31, 2012	5,221,523	31.19	3	13
The following table summarizes the weighted average grant date fair value of options granted, the total intrinsic value of options exercised, and the cash received from the exercises of options:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except for weighted average)
Weighted average grant date fair value per option granted	$—	$8.73	$10.22
Total intrinsic value of options exercised	0.3	0.2	0.3
Cash received from options exercised	1	2	2
The fair value of the Company's NQSOs is estimated on the date of grant using the Black-Scholes option-pricing model. Significant assumptions used in the fair value model with respect to the Company's NQSOs are summarized below:

	Year Ended December 31,
	2011	2010
Expected volatility	42.38%-42.57%	41.28%-42.57%
Expected term (in years)	6	6-6.5
Risk free rate	1.42%-2.71%	1.54%-3.01%
For the years ended December 31, 2011, and 2010, expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the stock option. Typically, the expected term for the Company's NQSOs is based on the simple average of the contractual term and vesting term. The Company uses this simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
Restricted Stock Units
Typically, RSUs granted under the Company's LTIPs fully vest three years from the date of issuance. Fair value of the RSUs is based on the closing price of NRG common stock on the date of grant. The following table summarizes the Company's non-vested RSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
	(In whole)
Non-vested at December 31, 2011	2,342,515	$23.54
GenOn acquired (a)	707,632	23.00
Granted	717,235	17.90
Forfeited	(290,500)	21.05
Vested	(868,331)	26.08
Non-vested at December 31, 2012	2,608,551	21.28
(a) Excludes 346,613 GenOn RSUs that vested in full and were exchanged for shares of NRG common stock in the acquisition.

The total fair value of RSUs vested during the years ended December 31, 2012, 2011, and 2010, was $18 million, $2 million and $9 million, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2012, 2011, and 2010 was $17.90, $21.22, and $22.78, respectively.
Deferred Stock Units
DSUs represent the right of a participant to be paid one share of NRG common stock at the end of a deferral period established under the terms of the award. DSUs granted under the Company's LTIPs are fully vested at the date of issuance. Fair value of the DSUs, which is based on the closing price of NRG common stock on the date of grant, is recorded as compensation expense in the period of grant.
The following table summarizes the Company's outstanding DSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
	(In whole)
Outstanding at December 31, 2011	373,684	$20.07
GenOn acquired	292,377	23.00
Granted	106,027	16.33
Conversions	(74,573)	18.35
Outstanding at December 31, 2012	697,515	20.91
The aggregate intrinsic values for DSUs outstanding as of December 31, 2012, 2011, and 2010 were approximately $15 million, $8 million, and $7 million respectively. The aggregate intrinsic values for DSUs converted to common stock for the years ended December 31, 2012, 2011, and 2010 were $1.4 million, $0.4 million and $0.7 million, respectively. The weighted average grant date fair value of DSUs granted during the years ended December 31, 2012, 2011, and 2010 was $16.33, $24.31 and $22.18, respectively.
Market Stock Units
MSUs are restricted grants where the quantity of shares increases and decreases alongside the Company's Total Shareholder Return, or TSR. Each MSU represents the potential to receive NRG common stock after the completion of three years of service from the date of grant. The number of shares of NRG common stock to be paid (if any) as of the vesting date for each MSU will depend on the TSR. The number of shares of common stock to be paid as of the vesting date for each MSU is equal to: (i) one half of one share of common stock if the TSR has decreased by no more than 50% of the value of the common stock on the date of grant; (ii) one share of common stock, if the TSR equals the value of the common stock on the date of grant; and (iii) two shares of common stock if the TSR is 200% or greater of the value of the common stock on the date of grant. If the TSR is less than 50% of the value of the common stock on the date of grant, no common stock will be paid. If the TSR is between 50% and 200%, shares awarded are interpolated. The value of the common stock on the date of grant is based on the 20-day average of the common stock closing price.
The following table summarizes the Company's non-vested MSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
	(in whole)
Non-vested at December 31, 2011	60,000	$27.59
Granted	1,138,020	22.11
Vested	(19,240)	24.92
Forfeited	(174,860)	21.89
Non-vested at December 31, 2012	1,003,920	22.43
The weighted average grant date fair value of MSUs granted during the years ended December 31, 2012, and 2011, was $22.11 and $27.59, respectively. No MSUs were granted in 2010.

The fair value of MSUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model with respect to the Company's MSUs are summarized below:

	2012	2011
Expected volatility	29.60%-35.98%	25.42%-52.30%
Expected term (in years)	3	1-3
Risk free rate	0.29%-0.40%	0.13%-0.33%
For the years ended December 31, 2012 and 2011, expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the MSU, which equals the vesting period.
Performance Units
PUs granted under the Company's LTIP fully vest three years from the date of issuance. PUs are paid out upon vesting if the Measurement Price is equal to or greater than Threshold Price. The Threshold Price, Target Price and Maximum Price are determined on the date of issuance. The payout for each PU will be equal to: (i) a pro-rata amount between 0.5 and 1 share of common stock, if the Measurement Price is equal to or greater than the target Threshold Price but less than the Target Price; (ii) one share of common stock, if the Measurement Price equals the Target Price; (iii) a pro-rata amount between one and two shares of common stock, if the Measurement Price is greater than the Target Price but less than the Maximum Price; and (iv) two shares of common stock, if the Measurement Price is equal to, or greater than, the Maximum Price.
The following table summarizes the Company's non-vested PU awards and changes during the year:

	Outstanding Units	Weighted Average Grant-Date Fair Value per Unit
	(In whole)
Non-vested at December 31, 2011	1,039,500	$21.95
Forfeited	(392,300)	22.05
Non-vested at December 31, 2012	647,200	21.88
The weighted average grant date fair value of PUs granted during the years ended December 31, 2011, and 2010 was $20.80 and $22.70, respectively. No PUs were granted in 2012.
The fair value of PUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model with respect to the Company's PUs are summarized below:

	Year ended December 31,
	2011	2010
Expected volatility	46.96%-53.15%	44.77%-53.81%
Expected term (in years)	3	3-5
Risk free rate	0.50%-1.41%	0.59%-1.66%
For the years ended December 31, 2011 and 2010, expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the PU, which equals the vesting period.

Supplemental Information
The following table summarizes NRG's total compensation expense recognized for the years presented as well as total non-vested compensation costs not yet recognized and the period over which this expense is expected to be recognized as of December 31, 2012, for each of the five types of awards issued under the LTIPs. Minimum tax withholdings of $6 million, $1 million, and $4 million for the years ended December 31, 2012, 2011, and 2010, respectively, are reflected as a reduction to Additional Paid-in Capital on the Company's Consolidated Balance Sheet, and are reflected as operating activities on the Company's Consolidated Statement of Cash Flows.

				Non-vested Compensation Cost
	Compensation Expense			Unrecognized Total Cost	Weighted Average Recognition Period Remaining (In years)
	Year Ended December 31			As of December 31
Award	2012	2011	2010	2012	2012
	(In millions, except weighted average data)
NQSOs	$6	$8	$8	$5	$1.1
RSUs	21	12	15	26	1.9
DSUs	2	2	1	—	—
MSUs	7	—	—	18	2.0
PUs	4	5	6	—	0.6
Total	$40	$27	$30	$49
Tax benefit recognized	$8	$1	$2
Note 20 — Related Party Transactions
The following table summarizes NRG's material related party transactions with affiliates that are included in the Company's operating revenues, operating costs and other income and expense:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Revenues from Related Parties Included in Operating Revenues
Gladstone	$7	$7	$3
GenConn (a)	—	3	5
Total	$7	$10	$8
Interest income from Related Parties Included in Other Income and Expense
GenConn (a)	$—	$1	$3
Kraftwerke Schkopau GBR (b)	2	4	4
Total	$2	$5	$7

(a)	The period in 2011 is from January 1, 2011 to June 30, 2011.

(b)	The period in 2012 is from January 1, 2012 to July 17, 2012.
Gladstone — NRG provides services to Gladstone, an equity method investment, under an O&M agreement. Fees for services under this contract primarily include recovery of NRG's costs of operating the plant as approved in the annual budget, as well as a base monthly fee.
GenConn — Under a construction management agreement, or CMA, with GenConn, NRG had received fees for management, design and construction services. The construction at GenConn was completed in June 2011. In addition, NRG entered into a loan agreement with GenConn during 2009, pursuant to which it received interest income, which was converted into equity during 2011. See further discussion in Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities.
Kraftwerke Schkopau GBR — SEG had a loan agreement with Kraftwerke Schkopau GBR, a partnership between Saale and E.ON Kraftwerke GmbH, pursuant to which NRG received interest income. On July 17, 2012, the Company completed the sale of its 100% interest in SEG, as discussed in Note 3, Business Acquisitions and Dispositions.

Conemaugh and Keystone facilities — The Company operates the Conemaugh and Keystone facilities under five-year agreements that expire in December 2015 that, subject to certain provisions and notifications, could be terminated annually with one year's notice. The Company is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, the Company received fees of $1 million during 2012. These fees, which are recorded in O&M expense in the consolidated statements of operations, are primarily to cover GenOn REMA LLC's administrative support costs of providing these services.
Other Transactions — The Company paid approximately $36 million to Sunora Energy Solutions I LLC, an equity method investment, under EPC contracts for one of its Utility Scale solar projects and one of its Distributed Solar projects.
Note 21 — Commitments and Contingencies
Operating Lease Commitments
GenOn Mid-Atlantic Leases
The Company leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively, through its indirect subsidiary, GenOn MidAtlantic, LLC. The Company accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. As further described in Note 3, Business Acquisitions and Dispositions, in connection with the acquisition of GenOn, the Company recorded the out-of-market value as a liability in out-of-market contracts of $540 million.
Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2012, are as follows:

Period	(In millions)
2013	$138
2014	131
2015	110
2016	150
2017	144
Thereafter	791
Total	$1,464
REMA Leases
The Company, through its indirect subsidiary, GenOn REMA, LLC, leases a 100% interest in the Shawville coal generation facility through 2026 and leases 16.5% and 16.7% interest in the Keystone and Conemaugh coal generation facilities through 2034, and expects to make payments under the lease through 2029. The Company accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. As further described in Note 3, Business Acquisitions and Dispositions, in connection with the acquisition of GenOn, the Company recorded the out-of-market value as a liability in out-of-market contracts of $188 million.
During 2011, GenOn completed an analysis of the cost of environmental controls required for the Shawville generating facility, including the installation of cooling towers. After evaluation of the forecasted energy and capacity prices, expected capital expenditures, operating costs, property taxes and other factors, GenOn concluded that the forecasted returns on investments necessary to comply with the environmental regulations are insufficient. Accordingly, NRG plans to place the coal-fired units at the Shawville generating facility in a long-term protective layup in April 2015. Under the lease agreement for Shawville, NRG's obligations generally are to pay the required rent and to maintain the leased assets in accordance with the lease documentation, including in compliance with prudent competitive electric generating industry practice and applicable laws. NRG will continue to evaluate options under the lease, including termination of the lease for economic obsolescence and/or keeping the facility in long-term protective layup during the term of the lease, or continuing operations with a different fuel.

Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2012, are as follows:

Period	(In millions)
2013	$64
2014	63
2015	56
2016	61
2017	63
Thereafter	455
Total	$762
Other Operating Leases
NRG leases certain Company facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2041. NRG also has certain tolling arrangements to purchase power which qualifies as operating leases. Certain operating lease agreements over their lease term include provisions such as scheduled rent increases, leasehold incentives, and rent concessions. The Company recognizes the effects of these scheduled rent increases, leasehold incentives, and rent concessions on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was$67 million, $81 million, and $111 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Future minimum lease commitments under operating leases for the years ending after December 31, 2012, are as follows:

Period	(In millions)
2013	$88
2014	86
2015	80
2016	71
2017	69
Thereafter	260
Total	$654
Coal, Gas and Transportation Commitments
NRG has entered into long-term contractual arrangements to procure fuel and transportation services for the Company's generation assets and for the years ended December 31, 2012, 2011, and 2010, the Company purchased $1.4 billion, $1.6 billion, and $1.5 billion, respectively, under such arrangements.
As of December 31, 2012, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2013	$1,301
2014	358
2015	272
2016	242
2017	241
Thereafter	712
Total	$3,126

Purchased Power Commitments
NRG has purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities and do not qualify as operating leases. These contracts are not included in the consolidated balance sheet as of December 31, 2012. Minimum purchase commitment obligations are as follows as of December 31, 2012:

Period	(In millions)
2013	$32
2014	15
2015	12
2016	9
2017	9
Thereafter	—
Total (a)	$77

(a)	As of December 31, 2012, the maximum remaining term under any individual purchased power contract is five years.
Lignite Contract with Texas Westmoreland Coal Co.
The lignite used to fuel the Texas region's Limestone facility is obtained from the Jewett mine, a surface mine adjacent to the Limestone facility, under a long-term contract with Texas Westmoreland Coal Co., or TWCC. The contract is based on a cost-plus arrangement with incentives and penalties to ensure proper management of the mine. NRG has the flexibility to increase or decrease lignite purchases from the mine within certain ranges, including the ability to suspend or terminate lignite purchases with adequate notice. The mining period extends through 2018 with an option to further extend the mining period by two five-year intervals.
TWCC is responsible for performing ongoing reclamation activities at the mine until all lignite reserves have been produced. When production is completed at the mine, NRG will be responsible for final mine reclamation obligations. The Railroad Commission of Texas has imposed a bond obligation of $107.5 million on TWCC for the reclamation of this lignite mine. Pursuant to the contract with TWCC, NRG supports this obligation as follows: $76 million is guaranteed by NRG Energy, Inc., and $31.5 million is supported by surety bonds posted by NRG. Additionally, NRG is required to provide additional performance assurance over TWCC's current bond obligations if required by the Railroad Commission of Texas.
First Lien Structure
NRG has granted first liens to certain counterparties on substantially all of the Company's assets, excluding assets acquired in the GenOn acquisition, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of December 31, 2012, all hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
Nuclear Insurance
STP maintains required insurance coverage for liability claims arising from nuclear incidents pursuant to the Price-Anderson Amendment to the Energy Policy Act of 2005, referred to as the Price-Anderson Act. As of December 31, 2012, the current liability limit per incident was $12.6 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. An inflation adjustment must be made at least once every five years with the most recent adjustment effective October 29, 2008. Under the Price-Anderson Act, owners of nuclear power plants in the U.S. are required to purchase primary insurance limits of $375 million for each operating site. In addition, the Price-Anderson Act requires an additional layer of protection through mandatory participation in a retrospective rating plan for power reactors resulting in an additional $12.2 billion in funds available for public liability claims. The current maximum assessment per incident, per reactor, is $117.5 million, payable at no more than $17.5 million per year. NRG would be responsible for 44% of the maximum assessment, or $7.7 million per year, per reactor. In addition, the U.S. Congress retains the ability to impose additional financial requirements on the nuclear industry to pay liability claims that exceed $12.6 billion for a single incident. The liabilities of the co-owners of STP with respect to the retrospective premium assessments for nuclear liability insurance are joint and several.

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
California Department of Water Resources
This matter concerns, among other contracts and other defendants, CDWR and its wholesale power contract with subsidiaries of WCP (Generation) Holdings, Inc., or WCP. The case originated with a February 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State of California. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that the FERC abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, the FERC rejected this complaint, denied rehearing, and the case was appealed to the U.S. Court of Appeals for the Ninth Circuit where oral argument was held on December 8, 2004.
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

This matter was extensively litigated and on March 22, 2012, NRG reached an agreement in principle with the CPUC to settle and resolve this matter, including all related claims, on behalf of NRG and on behalf of Dynegy. The agreement in principle was announced by the Company on March 23, 2012, as well as by the CPUC and by the California Governor's Office. The documented agreement was executed and submitted to the FERC on April 27, 2012 for its approval. The settlement agreement contains three material elements to be fulfilled over a four to six year period, depending upon several factors. First, the settlement agreement includes a $20 million cash payment due 30 days after the FERC approval. Second, it includes the construction and operation of a fee-based charging network, to be owned and operated by NRG subsidiary, eVgo, which will consist of at least 200 publicly available fast-charging electric vehicle stations installed at locations across California. Last, it calls for the wiring and associated work required to improve at least 10,000 individual parking spaces to allow for the charging of electric vehicles in at least 1,000 multi-family complexes, worksites, and public interest locations such as community colleges, public universities, and public or non-profit hospitals. Although these improved newly wired parking spaces will continue to be owned by the local property owner, eVgo will have an 18-month exclusive right to obtain customers from these locations starting from the date of each completed installation. The expected $20 million cash payment was accrued and expensed in the statement of operations for the three months ended March 31, 2012. In addition, the Company expects to spend approximately $100 million over the next four to six year period, during which the Company will fulfill the other elements of the settlement, and will capitalize a substantial majority of the costs as property, plant and equipment, representing the costs to construct the charging network and the wiring, which will be productive assets. The Company will expense the costs to operate the assets as incurred. On May 24, 2012, ECOtality, Inc. filed a lawsuit against the CPUC challenging the settlement, which was effectively dismissed on October 12, 2012. The settlement agreement was approved by the FERC on November 2, 2012. Final settlement payment of $20 million was made on January 16, 2013. Given that there was no challenge to the FERC order approving the settlement in the statutory period, the order became final and non-appealable.
Louisiana Generating, LLC
On February 11, 2009, the U.S. DOJ, acting at the request of the EPA sued Louisiana Generating, LLC, or LaGen, in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. This is the same matter for which NOVs were issued to LaGen on February 15, 2005, and on December 8, 2006. Specifically, it is alleged that in the late 1990's, several years prior to NRG's acquisition of the Big Cajun II power plant from the Cajun Electric bankruptcy and several years prior to the NRG bankruptcy, modifications were made to Big Cajun II Units 1 and 2 by the prior owners without appropriate or adequate permits and without installing and employing BACT to control emissions of nitrogen oxides and/or sulfur dioxides. The relief sought in the complaint included a request for an injunction to: (i) preclude the operation of Units 1 and 2 except in accordance with the CAA; (ii) order the installation of BACT on Units 1 and 2 for each pollutant subject to regulation under the CAA; (iii) obtain all necessary permits for Units 1 and 2; (iv) order the surrender of emission allowances or credits; (v) conduct audits to determine if any additional modifications have been made which would require compliance with the CAA's Prevention of Significant Deterioration program; (vi) award to the U.S. DOJ its costs in prosecuting this litigation; and (vii) assess civil penalties of up to $27,500 per day for each CAA violation found to have occurred between January 31, 1997, and March 15, 2004, up to $32,500 for each CAA violation found to have occurred between March 15, 2004, and January 12, 2009, and up to $37,500 for each CAA violation found to have occurred after January 12, 2009.
On January 20, 2012, the court scheduled a liability-phase trial for October 15, 2012, and a remedy-phase trial set to occur at a later date to be determined in the event of an adverse decision in a liability-phase trial. On October 17, 2012, prior to the start of the liability-phase trial which had been temporarily adjourned, the parties notified the court that they had reached an agreement on terms of a settlement which requires final approval by the U.S. DOJ. The terms of the agreement generally require LaGen to install certain emission control technologies, as well as pay a civil penalty of $3.5 million and complete mitigation projects of $10.5 million within five years of entry of the Consent Decree. On November 20, 2012 the U.S. DOJ lodged the consent Decree with the court. On January 14, 2013, the court entered the parties joint request for a continuance to April 22, 2013 so the parties could finalize the settlement. No objection to the Decree was entered during the statutory period. Further discussion on this matter can be found in Note 23, Environmental Matters - South Central Region.
In a related matter, soon after the filing of the above referenced U.S. DOJ lawsuit, LaGen sought insurance coverage from its insurance carrier, Illinois Union Insurance Company, or ILU. ILU denied coverage and thereafter LaGen filed a lawsuit (which was consolidated with a prior suit filed by ILU) seeking a declaration that ILU must provide coverage to LaGen for the defense costs incurred in defending the U.S. DOJ lawsuit.  LaGen and ILU both filed motions for summary judgment and on January 30, 2012, the court issued an order granting LaGen's motion finding that ILU has a duty to defend LaGen. The trial court certified the summary judgment for immediate interlocutory appeal, and on May 25, 2012, ILU filed a petition with the U.S. Circuit Court of Appeals for the Fifth Circuit seeking to appeal the trial court's summary judgment ruling. The Fifth Circuit granted the petition on September 4, 2012. ILU filed a related notice of appeal on June 14, 2012, which also seeks review of the trial court's summary judgment ruling. The Company filed a motion to consolidate the two appeals which the court granted on October 24, 2012. The appellate argument before The Fifth Circuit is scheduled for March 6, 2013.

Big Cajun II Alleged Opacity Violations — On September 7, 2012, LaGen received a Consolidated Compliance Order & Notice of Potential Penalty, or CCO&NPP, from the LDEQ with the potential for penalties in excess of $100,000.  The CCO&NPP alleges there were opacity exceedance events from the Big Cajun II Power Plant on certain dates during the years 2007-2012.  On October 8, 2012, LaGen filed a Request for Administrative Adjudicatory hearing and is cooperating with the LDEQ and responding in good faith to the CCO&NPP.
Global Warming
In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a suit in the United States District Court for the Northern District of California against GenOn and 23 other electric generating and oil and gas companies. The lawsuit sought damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. In late 2009, the District Court ordered that the case be dismissed and the plaintiffs appealed. In September 2012, the United States Court of Appeals for the Ninth Circuit dismissed plaintiffs' appeal. In October 2012, the plaintiffs petitioned for en banc rehearing of the case; which petition was denied in November 2012. In February 2013, plaintiffs filed a petition with the U. S. Supreme Court seeking review of the decision from the U.S. Court of Appeals. The Company believes claims such as this lack legal merit.
Actions Pursued by MC Asset Recovery
Under the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection on January 3, 2006, or the Plan, the rights to certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is now governed by a manager who is independent of GenOn.  Under the Plan, any cash recoveries obtained by MC Asset Recovery from the actions transferred to it, net of fees and costs incurred in prosecuting the actions, are to be paid to the unsecured creditors of GenOn Energy Holdings in the Chapter 11 proceedings and the holders of the equity interests in GenOn Energy Holdings immediately prior to the effective date of the Plan except where such a recovery results in an allowed claim in the bankruptcy proceedings, as described below.  MC Asset Recovery is a disregarded entity for income tax purposes, and NRG, GenOn and GenOn Energy Holdings are responsible for income taxes related to its operations.  The Plan provides that GenOn Energy Holdings may not reduce payments to be made to unsecured creditors and former holders of equity interests from recoveries obtained by MC Asset Recovery for the taxes owed by GenOn Energy Holdings, if any, on any net recoveries up to $175 million. If the aggregate recoveries exceed $175 million net of costs, then GenOn Energy Holdings may reduce the payments by the amount of any taxes it will owe or NOLs it may utilize with respect to taxable income resulting from the amount in excess of $175 million.
One of the two remaining actions transferred to MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks (the Commerzbank Defendants) for alleged fraudulent transfers that occurred prior to the filing of GenOn Energy Holdings' bankruptcy proceedings.  In its amended complaint, MC Asset Recovery alleges that the Commerzbank Defendants in 2002 and 2003 received payments totaling approximately €153 million directly or indirectly from GenOn Energy Holdings under a guarantee provided by GenOn Energy Holdings in 2001 of certain equipment purchase obligations.  MC Asset Recovery alleges that at the time GenOn Energy Holdings provided the guarantee and made the payments to the Commerzbank Defendants, GenOn Energy Holdings was insolvent and did not receive fair value for those transactions.  In December 2010, the United States District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the United States District Court's dismissal of its complaint against the Commerzbank Defendants to the United States Court of Appeals for the Fifth Circuit.  In March 2012, the United States Court of Appeals for the Fifth Circuit reversed the United States District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries on these avoidance claims, the Commerzbank Defendants have asserted that they will seek to file claims in GenOn Energy Holdings' bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims on the ground that, among other things, the recovery of such amounts by MC Asset Recovery does not reinstate any enforceable pre-petition obligation that could give rise to a claim.  If such a claim were to be allowed by the Bankruptcy Court as a result of a recovery by MC Asset Recovery, then the Plan provides that the Commerzbank Defendants are entitled to the same distributions as previously made under the Plan to holders of similar allowed claims.  Holders of previously allowed claims similar in nature to the claims that the Commerzbank Defendants would seek to assert have received 43.87 shares of GenOn Energy Holdings common stock for each $1,000 of claim allowed by the Bankruptcy Court.  If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, the order entered by the Bankruptcy Court in December 2005, confirming the Plan provides that GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim rather than distribute such amount to the unsecured creditors and former equity holders as described above.

Pending Natural Gas Litigation
GenOn is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name a number of unaffiliated energy companies as parties. In July 2011, the judge in the United States District Court for the District of Nevada handling four of the five cases granted the defendants' motion for summary judgment dismissing all claims against GenOn in those cases. The plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit. In September 2012, the State of Nevada Supreme Court handling one of the five cases affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the United States Supreme Court. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
New Source Review Matters
The EPA and various states are investigating compliance of coal and oil-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review.” Since 2000, the EPA has made information requests concerning several of the Company's plants. The Company continues to correspond with the EPA regarding some of these requests. The EPA agreed to share information relating to its investigations with state environmental agencies. In 2005 and 2006, the Company received an NOV from the EPA alleging that past work at Big Cajun II violated regulations regarding new source review. In January 2009, the EPA issued an NOV alleging that past work at the Shawville, Portland and Keystone generating facilities violated regulations regarding new source review. In June 2011, the EPA issued an NOV alleging that past work at its Niles and Avon Lake generating facilities violated regulations regarding new source review.
In December 2007, the NJDEP sued GenOn in the United States District Court for the Eastern District of Pennsylvania, alleging that new source review violations occurred at the Portland generating facility. The suit seeks installation of BACT for each pollutant, to enjoin GenOn from operating the generating facility if it is not in compliance with the CAA and civil penalties. The suit also names past owners of the plant as defendants. In March 2009, the Connecticut Department of Environmental Protection became an intervening party to the suit. The Company believes that the work listed by the EPA and the work subject to the NJDEP suit were conducted in compliance with applicable regulations. However, any final finding that GenOn violated the new source review requirements could result in fines and penalties. This case is currently scheduled for a liability trial on April 22, 2013.
In addition, the NJDEP filed two administrative petitions with the EPA in 2010 alleging that the Portland generating facility's emissions were significantly contributing to nonattainment and/or interfering with the maintenance of certain NAAQS in New Jersey. In November 2011, the EPA published a final rule in response to one of the petitions that will require the two coal-fired units to reduce maximum allowable SO2 emissions by about 60% starting in January 2013 and by about 80% starting in January 2015. In January 2012, the Company challenged the rule in the United States Court of Appeals for the Third Circuit. In 2013 and 2014, the Company has several compliance options that include using lower sulfur coals (although this may at times reduce how much the Company is able to generate) or running just one unit at a time. Starting in January 2015, these units will be subject to more stringent rate limits, which will require either material capital expenditures and higher operating costs or the retirement of these two units. The Company plans to deactivate these units in January 2015.
Cheswick Class Action Complaint
In April 2012, a putative class action lawsuit was filed in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents. The Company disputes these allegations. Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief. Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the Company's plant. In July 2012, the Company removed the lawsuit to the United States District Court for the Western District of Pennsylvania. In October 2012, the court granted the Company's motion to dismiss, which Plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit.
Cheswick Monarch Mine NOV
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. The Company uses it for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it may assess a civil penalty in excess of $100,000. The Company contests the allegations in the NOV and has not agreed to such penalty. The Company is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.

Ormond Beach Alleged Federal Clean Water Act Violations
In October 2012, the Wishtoyo Foundation, a California-based cultural and environmental advocacy organization, through its Ventura Coastkeeper Program, filed suit in the United States District Court for the Central District of California regarding alleged violations of the CWA associated with discharges of stormwater from the Ormond Beach generating facility. The Wishtoyo Foundation alleges that elevated concentrations of pollutants in stormwater discharged from the Ormond Beach generating facility are affecting adjacent aquatic resources in violation of (a) the Statewide General Industrial Stormwater permit (a general National Pollution Discharge Elimination System permit issued by the California State Water Resources Control Board that authorizes stormwater discharges from industrial facilities in California) and (b) the state's Porter-Cologne Water Quality Control Act. The Wishtoyo Foundation further alleges that the Company has not implemented effective stormwater control and treatment measures and that the Company has not complied with the sampling and reporting requirements of the General Industrial Stormwater permit. The Company disputes these allegations.
Maryland Fly Ash Facilities
The Company has three fly ash facilities in Maryland: Faulkner, Westland and Brandywine. Fly ash from the Morgantown and Chalk Point generating facilities is disposed of at Brandywine. Fly ash from the Dickerson generating facility is disposed of at Westland. Fly ash is no longer disposed of at the Faulkner facility. As described below, the MDE has sued GenOn MidAtlantic regarding Faulkner, Brandywine and Westland. The MDE also had threatened not to renew the water discharge permits for all three facilities.
Faulkner Litigation — In May 2008, the MDE sued GenOn MidAtlantic in the Circuit Court for Charles County, Maryland alleging violations of Maryland's water pollution laws at Faulkner. The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland's water quality criteria and without the appropriate NPDES permit. The MDE also alleged that GenOn MidAtlantic failed to perform certain sampling and reporting required under an applicable NPDES permit. The MDE complaint requested that the court (a) prohibit continuation of the alleged unpermitted discharges, (b) requires GenOn MidAtlantic to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (c) assess civil penalties. In July 2008, GenOn MidAtlantic filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order. In January 2011, the MDE dismissed without prejudice its complaint and informed GenOn MidAtlantic that it intended to file a similar lawsuit in federal court. In May 2011, the MDE filed in the United States District Court for the District of Maryland alleging violations at Faulkner of the CWA and Maryland's Water Pollution Control Law. The MDE contends that (a) certain water discharges are not authorized by its existing permit and (b) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria. The complaint asks the court to, among other things, (a) enjoin further disposal of coal ash; (b) enjoin discharges that are not authorized by the existing permit; (c) require numerous technical studies; (d) impose civil penalties and (e) award MDE attorneys' fees. The Company disputes the allegations.
Brandywine Litigation — In April 2010, the MDE filed a complaint against GenOn MidAtlantic in the United States District Court for the District of Maryland asserting violations at Brandywine of the CWA and Maryland's Water Pollution Control Law. The MDE contends that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland's water quality criteria. The complaint requests that the court, among other things, (a) enjoin further disposal of coal combustion waste at Brandywine, (b) requires the existing open disposal cells to be closed and capped within one year, (c) impose civil penalties and (d) award MDE attorneys' fees. The Company disputes the allegations. In September 2010, four environmental advocacy groups became intervening parties in the proceeding.
Westland Litigation — In January 2011, the MDE informed GenOn MidAtlantic that it intended to sue for alleged violations at Westland of Maryland's water pollution laws, which suit was filed in United States District Court for the District of Maryland in December 2012.
Permit Renewals — In March 2011, the MDE tentatively determined to deny the Company's application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for the Company's Chalk Point and Morgantown generating facilities. The MDE also had indicated that it was planning to deny the Company's applications for the renewal of the water discharge permits for Faulkner and Westland. Denial of the renewal of the water discharge permit for the latter facility could result in a significant increase in operating expenses for the Dickerson generating facility.

Settlement — In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine, not to pursue its tentative denial of the Brandywine water discharge permit and not to act on renewal applications for Faulkner or Westland while settlement discussions occurred. As a condition to obtaining the stay, GenOn MidAtlantic agreed in principle to pay a civil penalty of $1.9 million if the matters were settled. In 2012, GenOn MidAtlantic agreed to pay an additional $0.6 million (for agreed prospective penalties while the settlement is implemented) if a comprehensive settlement is reached. The Company believes it is adequately reserved for such settlement. GenOn MidAtlantic also developed a technical solution, which includes installing synthetic caps on the closed cells of each of the three ash facilities, for which $47 million has been reserved. GenOn MidAtlantic has concluded settlement discussions with the MDE and signed a consent decree that when entered by the court will resolve these issues. In January 2013, the intervenors in the Brandywine case opposed entry of the consent decree. At this time, the Company cannot reasonably estimate the upper range of its obligation for remediating the sites the Company has not: (a) finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (b) finalized with the MDE the standards to which it must remediate; and (c) identified the technologies required, if any, to meet the yet to be determined remediation standards at each site nor the timing of the design and installation of such technologies.
Brandywine Storm Damage and Ash Recovery
As a result of Hurricane Irene and Tropical Storm Lee in August and September 2011, an estimated 8,800 cubic yards of coal fly ash stored in one of the cells at the Brandywine ash disposal site flowed onto 18 acres of private property adjacent to the site. The Company has removed the released ash from the private property and completed the remaining clean-up activities. The Company believes it has recorded an adequate reserve in connection with claims associated with the remaining costs to remove and clean up the ash.
Brandywine Filling of Wetlands — While expanding and installing a liner at the Brandywine ash disposal site, GenOn MidAtlantic inadvertently filled wetlands without having all of the requisite permits. The MDE also has alleged that GenOn MidAtlantic violated the notice requirements of its sediment and erosion control plan. In July 2012, the MDE filed a complaint in the Circuit Court for Prince George's County, Maryland for civil penalties and injunctive relief in connection with the storm damage and the filling of the wetlands. GenOn MidAtlantic settled these matters by paying a fine of $300,000 in December 2012.
Energy Plus Holdings, LLC Purported Class Actions
Energy Plus Holdings, LLC is a defendant in six purported class action lawsuits, two in New York, two in New Jersey, and two in Pennsylvania. The plaintiffs in those lawsuits generally allege that Energy Plus misrepresents that its rates are competitive in the market; fails to disclose that its rates are substantially higher than those in the market and that Energy Plus has engaged in deceptive practices in its marketing of energy services. Plaintiffs generally seek that these matters be certified as class actions, with treble damages, interest, costs, attorneys' fees, and any other relief that the court deems just and proper. In addition, on July 26, 2012, the Connecticut Attorney General and Office of Consumer Counsel filed a petition with the Connecticut Public Utilities Regulatory Authority seeking to investigate Energy Plus' marketing practices. On August 7, 2012, Energy Plus Holdings LLC and Energy Plus Natural Gas LLC received a subpoena from the State of New York Office of Attorney General which generally seeks information and business records related to Energy Plus' sales, marketing and business practices. While the Company believes that these allegations are without merit, it is cooperating with the attorneys general and is exploring an amicable resolution of all matters. The Company does not currently anticipate any potential resolution to be material in nature and believes it is adequately reserved for any estimated losses.
Purported Class Actions related to July 22, 2012 Announcement of NRG/GenOn Merger Agreement
NRG has been named as a defendant in eight purported class actions pending in Texas and Delaware, related to its announcement of its agreement to acquire all outstanding shares of GenOn. These cases have been consolidated into one state court case in each of Delaware and Texas and a federal court case in Texas. The plaintiffs generally allege breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs are generally seeking to: be certified as a class; enjoin the merger; direct the defendant to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees costs and other relief that the court deems appropriate. Plaintiffs have demanded that there be additional disclosures regarding the merger terms. On October 24, 2012, the parties to the Delaware state court case executed a Memorandum of Understanding to resolve the Delaware purported class action lawsuit.

Notice of Intent to File Citizens Suit - Chalk Point, Dickerson and Morgantown
On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper, or the Citizens Group, sent NRG a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System Permits by discharging nitrogen and phosphorous into the waters of the United States in excess of the limits in each permit. The Citizens Group threatens to bring a lawsuit if the Company does not bring itself into compliance within 60 days of the letter. The Citizens Group intends to seek civil penalties and injunctive relief against the Company if they file a lawsuit.
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
East Region
Reliability Must Run Agreements for Elrama and Niles — In May 2012, GenOn filed with the FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility.  PJM determined that each of these units was needed past their planned deactivation date of June 1, 2012 to maintain transmission system reliability on the PJM system pending the completion of transmission upgrades.  The RMR rate schedule sets forth the terms, conditions and cost-based rates under which GenOn operated the units for reliability purposes through September 30, 2012, the date PJM indicated the units would no longer be needed for reliability.  In July 2012, the FERC accepted GenOn's RMR rate schedule subject to hearing and settlement procedures.  In the settlement discussions ordered by the FERC or in any subsequent hearing, the Company's RMR rate schedule may be modified from that which was filed.  The rates GenOn charged are subject to refund pending a ruling or settlement.
Texas and South Central Regions
Retail (Replacement Reserve) — On November 14, 2006, Constellation Energy Commodities Group, or Constellation, filed a complaint with the PUCT alleging that ERCOT misapplied the Replacement Reserve Settlement, or RPRS, Formula contained in the ERCOT protocols from April 10, 2006, through September 27, 2006.  Specifically, Constellation disputed approximately $4 million in under-scheduling charges for capacity insufficiency asserting that ERCOT applied the wrong protocol.  REPS, other market participants, ERCOT, and PUCT staff opposed Constellation's complaint.  On January 25, 2008, the PUCT entered an order finding that ERCOT correctly settled the capacity insufficiency charges for the disputed dates in accordance with ERCOT protocols and denied Constellation's complaint.  On April 9, 2008, Constellation appealed the PUCT order to the Civil District Court of Travis County, Texas and on June 19, 2009, the court issued a judgment reversing the PUCT order, finding that the ERCOT protocols were in irreconcilable conflict with each other.  Under the PUCT ordered formula, QSEs who under-scheduled capacity within any of ERCOT's four congestion zones were assessed under-scheduling charges which defrayed the costs incurred by ERCOT for RPRS that would otherwise be spread among all load-serving QSEs.  Under the Court's decision, all RPRS costs would be assigned to all load-serving QSEs based upon their load ratio share without assessing any separate charge to those QSEs who under-scheduled capacity.  If under-scheduling charges for capacity insufficient QSEs were not used to defray RPRS costs, REPS's share of the total RPRS costs allocated to QSEs would increase.  On July 20, 2009, REPS filed an appeal to the Third Court of Appeals in Travis County, Texas, thereby staying the effect of the trial court's decision.  On October 6, 2010, the parties argued the appeal before the Court of Appeals for the Third District in Austin, Texas.  On September 28, 2011, the Court of Appeals reversed the trial court decision, reinstating the PUCT's order, consistent with REPS's position.  On January 13, 2012, Constellation filed a Petition for Review in the Supreme Court of Texas asking the Court to grant review of and reverse the Court of Appeals decision. On December 14, 2012, the Texas Supreme Court rejected Constellation's petition, resulting in a favorable outcome for the Company. The period to seek further review of the Texas Supreme Court decision has passed.

Retail (Midwest ISO SECA) — Green Mountain Energy previously provided competitive retail energy supply in the Midwest ISO region during the relevant period of January 1, 2002, to December 31, 2005.  By order dated November 18, 2004, the FERC eliminated certain regional through-and-out transmission rates charged by transmission owners in MISO and PJM. In order to temporarily compensate the transmission owners for lost revenues, FERC ordered MISO, PJM and their respective transmission owners to provide for the recovery of certain Seams Elimination Charge/Cost Adjustments/Assignments, or SECA, charges effective December 1, 2004, through March 31, 2006.  The tariff amendments filed by MISO and the MISO transmission owners allocated certain SECA charges to various zones and sub-zones within MISO, including a sub-zone called the Green Mountain Energy Company Sub-zone.  During several years of extensive litigation before the FERC, several transmission owners sought to recover SECA charges from Green Mountain Energy. Green Mountain Energy denied responsibility for any SECA charges and did not pay any asserted SECA charges.
On May 21, 2010, the FERC issued two orders, including its Order on Initial Decision, in which the FERC determined that approximately $22 million plus interest of SECA charges were owed not by Green Mountain Energy but rather by BP Energy - one of Green Mountain Energy's suppliers during the period at issue.  On August 19, 2010, the transmission owners and MISO made compliance filings in accordance with the FERC's Orders allocating SECA charges to a BP Energy Sub-zone, and making no allocation to a Green Mountain Energy sub-zone.  The FERC has not yet ruled on those compliance filings.
On September 30, 2011, the FERC issued orders denying all requests for rehearing and again determined that SECA charges were not owed by Green Mountain Energy.  Numerous parties, including BP Energy, sought judicial review of the FERC's orders, and Green Mountain Energy was granted intervenor status in the consolidated appeals. Most appellants subsequently settled with the transmission owners and withdrew their appeals, including BP Energy, which agreed to pay approximately $24 million to the three transmission owners signing the agreement, with another $1 million offered to the remaining PJM transmission owners, should they choose to join the settlement; all chose to do so. FERC approved the settlement, and BP Energy moved to dismiss its appeals; its motions to dismiss were granted by the Court.
West Region
California — On December 18, 2012, in Calpine Corporation v. FERC, the U.S. Court of Appeals for the D.C. Circuit upheld a decision by the FERC disclaiming jurisdiction over how the states impose retail station power charges. This decision paves the way for the CPUC to establish retail charges for future station power consumption. Due to reservation-of-rights language in the California utilities' state-jurisdictional station power tariffs, the Court's ruling arguably requires California generators to pay state-imposed retail charges back to the date of enrollment by the facilities in the CAISO's station period program (February 1, 2009, for the Company's Encina and El Segundo facilities; March 1, 2009, for the Company's Long Beach facility).
On November 18, 2011, Southern California Edison Company filed with the CPUC, seeking authorization to begin charging generators station power charges, and to assess such charges retroactively, which the Company and other generators have challenged. On August 13, 2012, the CPUC Energy Division issued a draft resolution in which it rejected the Company's arguments and approved Southern California Edison's proposed station power charges, including retroactive implementation, but proposing a credit to generators for some portion of their retail station power bill. However, the CPUC withdrew the draft resolution from the calendar and consideration of the measure has not yet been rescheduled. The Company believes it has established an appropriate reserve.
Note 23 — Environmental Matters
NRG is subject to a wide range of environmental regulations across a broad number of jurisdictions in the development, ownership, construction and operation of projects in the United States and Australia. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental quality equipment or the imposition of certain restrictions on the operations of the Company's facilities, which could have a material effect on the Company's operations.

Environmental Capital Expenditures
Based on current rules, technology and plans as well as preliminary plans based on proposed rules, NRG estimates that environmental capital expenditures from 2013 through 2017 required to comply with environmental laws will be approximately $630 million, consisting of $398 million for legacy NRG facilities and $232 million for GenOn facilities. These costs are primarily associated with controls to satisfy the MATS at Big Cajun II, W.A. Parish, Limestone, and Conemaugh and NOx controls for Sayreville and Gilbert. The decrease from NRG's previous estimate is related to changes in technology related to MATS compliance at Big Cajun II-Unit 3, and shifts in compliance schedules. Testing and engineering to finalize cost estimates related to further changes on the Big Cajun II MATS compliance plan and the recent Consent Decree lodged in United States of America v. Louisiana Generating, LLC are underway, but costs are not expected to exceed the current plan. NRG continues to explore cost effective compliance alternatives to reduce costs.
NRG's contracts with the Company's rural electric cooperative customers in the South Central region allow for recovery of a portion of the region's environmental capital costs incurred as the result of complying with any change in environmental law. Cost recoveries begin once the environmental equipment becomes operational and include a capital return. The actual recoveries will depend, among other things, on the timing of the completion of the capital projects and the remaining duration of the contracts.
The EPA released CSAPR on July 7, 2011, which was scheduled to replace CAIR on January 1, 2012. On December 30, 2011, the U.S. Court of Appeals for the D.C. Circuit stayed the rule pending resolution of the numerous petitions for judicial review. Under CSAPR, use of discounted Acid Rain SO2 and CAIR NOx allowances would have been discontinued and replaced with completely distinct allowance programs. Acid Rain allowances would still be required on a 1:1 basis under the Acid Rain Program. Consequently, in the third quarter 2011, the Company recorded an impairment charge of $160 million on the Company's Acid Rain Program SO2 emission allowances, which were recorded as an intangible asset on the Company's balance sheet. The impairment charge reflects the write-off of the value of emission allowances in excess of those required for compliance with the Acid Rain Program.

On August 21, 2012, the court issued an opinion vacating CASPR and keeping CAIR in place until the EPA can replace it. This decision was beneficial to the combined Company as it eliminated an SO2 allowance reduction which was to have occurred before the MATS compliance date. While NRG is unable to predict the final outcome of the replacement rule, the investment in pollution controls and cleaner technologies coupled with planned strategic plant retirements positions the fleet for compliance.

East Region
The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review”, or NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating facilities violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP, filed suit alleging that NSR violations occurred at the Portland generating station. NRG believes the suits are without merit and the subject work was conducted in compliance with applicable regulations. However, any final findings or settlement agreement could result in fines, penalties or capital expenditures associated with the reduction of emissions on an accelerated basis. It should be noted that all but the Keystone generating units are scheduled for retirement by April 2015. Please refer to Note 21, Commitments and Contingencies.
In 2008, the PADEP issued an NOV related to the inactive Monarch mine where low-volume wastewater from the Cheswick Generating Station and ash leachate was historically disposed. Resolution of the NOV could result in operational requirements such as pumping a minimum volume of water from the mine and a penalty in excess of $100,000.
In January 2006, NRG's Indian River Operations, Inc. received a letter of informal notification from DNREC stating that it may be a potentially responsible party with respect to Burton Island Old Ash Landfill, a historic captive landfill located at the Indian River facility. On October 1, 2007, NRG signed an agreement with DNREC to investigate the site through the Voluntary Clean-up Program. On February 4, 2008, DNREC issued findings that no further action is required in relation to surface water and that a previously planned shoreline stabilization project would satisfactorily address shoreline erosion. The landfill itself required a Remedial Investigation and Feasibility Study to determine the type and scope of any additional required work. The DNREC approved the Feasibility Study in December 2012 and a proposed Plan of Remediation is under development at the DNREC. A final remedy based on the approved study should be consistent with the NRG reserve and should not be material. On May 29, 2008, DNREC requested that NRG's Indian River Operations, Inc. participate in the development and performance of a Natural Resource Damage Assessment, or NRDA, at the Burton Island Old Ash Landfill. NRG is currently working with DNREC and other trustees to close out the assessment process.

The MDE sued GenOn for alleged violations of water pollution laws at three fly ash disposal sites in Maryland: Falkner (2008/2011), Brandywine (2010), and Westland (2012). The plants have since discontinued use of the Faulkner disposal site and opened a new, state of the art carbon burnout facility at its Morgantown plant that allows greater beneficial reuse (as a cement substitute). For a detailed discussion on the legal proceedings, please refer to Note 21, Commitments and Contingencies.
South Central Region
On February 11, 2009, the U.S. DOJ acting at the request of the EPA commenced a lawsuit against LaGen in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. This is the same matter for which NOVs were issued to LaGen on February 15, 2005, and on December 8, 2006. On November 20, 2012, the U.S. DOJ lodged a Consent Decree to resolve the complaint. In addition to a fine of $3.5 million and mitigation projects totaling $10.5 million, the terms of the agreement include: (a) annual emission caps for NOx and SO2; (b) installation of SNCRs on Units 1, 2 and 3 by May 1, 2014; (c) installation of DSI on Unit 1 by April 15, 2015 followed by a further reduction in SO2 in March 2025; (d) conversion of Unit 2 to gas to meet MATS requirements; and (e) surrender of any excess allowances associated with the NRG owned portion of the plant. For further discussion of this matter, please refer to Note 21, Commitments and Contingencies.
Note 24 — Cash Flow Information
Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest paid, net of amount capitalized	$579	$642	$609
Income taxes paid (a)	17	26	20
Non-cash investing and financing activities:
Additions to fixed assets for accrued capital expenditures	563	292	393
Decrease to fixed assets for accrued grants and related tax impact	(87)	(32)	—
Decrease to 4.0% preferred stock from conversion to common stock	—	—	149
Decrease to notes receivable for equity conversion	—	63	56
Increase to treasury stock from shares returned by affiliates of CS	—	—	(160)
Issuance of shares for GenOn acquisition	(2,188)	—	—

(a)	2011 and 2010 income taxes paid are net of $8 million, and $14 million, respectively, of income tax refunds received. For 2012, no tax refunds were received.
Note 25 — Guarantees
NRG and its subsidiaries enter into various contracts that include indemnification and guarantee provisions as a routine part of the Company's business activities. Examples of these contracts include asset purchases and sale agreements, commodity sale and purchase agreements, retail contracts, joint venture agreements, EPC agreements, operation and maintenance agreements, service agreements, settlement agreements, and other types of contractual agreements with vendors and other third parties, as well as affiliates. These contracts generally indemnify the counterparty for tax, environmental liability, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. The Company is obligated with respect to customer deposits associated with the Retail Business. NRG has also assumed guarantees for some non-qualified benefits of existing retirees resulting from the acquisition of GenOn. In some cases, NRG's maximum potential liability cannot be estimated, since the underlying agreements contain no limits on potential liability.
In accordance with ASC 460, Guarantees, or ASC 460, NRG has estimated that the current fair value for issuing these guarantees was $6 million as of December 31, 2012, and the liability in this amount is included in the Company's non-current liabilities.

The following table summarizes the maximum potential exposures that can be estimated for NRG's guarantees, indemnities, and other contingent liabilities by maturity:

	By Remaining Maturity at December 31,
	2012
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2011 Total
	(In millions)
Letters of credit and surety bonds	$1,518	$76	$—	$—	$1,594	$1,670
Asset sales guarantee obligations	—	—	275	—	275	635
Commercial sales arrangements	172	142	79	1,186	1,579	1,405
Other guarantees	1	—	—	355	356	461
Total guarantees	$1,691	$218	$354	$1,541	$3,804	$4,171
Letters of credit and surety bonds — As of December 31, 2012, NRG and its consolidated subsidiaries were contingently obligated for a total of $1.6 billion under letters of credit and surety bonds. Most of these letters of credit and surety bonds are issued in support of the Company's obligations to perform under commodity agreements and in support of equity contribution requirements for solar projects in construction, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.
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
The following table summarizes NRG's proportionate ownership interest in the Company's jointly-owned facilities:

As of December 31, 2012	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
	(In millions unless otherwise stated)
South Texas Project Units 1 and 2, Bay City, TX	44.00%	$3,162	$(1,140)	$10
Big Cajun II Unit 3, New Roads, LA	58.00%	175	(84)	11
Cedar Bayou Unit 4, Baytown, TX	50.00%	214	(38)	—
Keystone, Shelocta, PA	3.70%	92	(31)	1
Conemaugh, New Florence, PA	3.72%	80	(34)	7
Note 27 — Unaudited Quarterly Financial Data
Summarized unaudited quarterly financial data is as follows:

	Quarter Ended
	2012
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Operating revenues	$2,063	$2,331	$2,166	$1,862
Operating income/(loss)	37	86	397	(170)
Net income/(loss) attributable to NRG Energy, Inc.	$516	$(1)	$251	$(207)
Weighted average number of common shares outstanding — basic	247	228	228	228
Net income/(loss) per weighted average common share — basic	$2.08	$(0.01)	$1.09	$(0.92)
Weighted average number of common shares outstanding — diluted	249	228	229	228
Net income/(loss) per weighted average common share — diluted	$2.06	$(0.01)	$1.08	$(0.92)

	Quarter Ended
	2011
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Operating revenues	$2,132	$2,674	$2,278	$1,995
Operating income	9	43	269	314
Net (loss)/income attributable to NRG Energy, Inc.	$(109)	$(55)	$621	$(260)
Weighted average number of common shares outstanding — basic	229	240	243	247
Net (loss)/income per weighted average common share — basic	$(0.48)	$(0.24)	$2.54	$(1.06)
Weighted average number of common shares outstanding — diluted	229	240	244	247
Net (loss)/income per weighted average common share — diluted	$(0.48)	$(0.24)	$2.53	$(1.06)

Note 28 — Condensed Consolidating Financial Information
As of December 31, 2012, the Company had outstanding $5.9 billion of Senior Notes due 2018 - 2023, as shown in Note 11, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future wholly-owned domestic subsidiaries, or guarantor subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of December 31, 2012:

Arthur Kill Power LLC	NEO Freehold-Gen LLC	NRG Power Marketing LLC
Astoria Gas Turbine Power LLC	NEO Power Services Inc.	NRG Reliability Solutions LLC
Cabrillo Power I LLC	New Genco GP, LLC	NRG Renter's Protection LLC
Cabrillo Power II LLC	Norwalk Power LLC	NRG Retail LLC
Carbon Management Solutions LLC	NRG Affiliate Services Inc.	NRG Rockford Acquisition LLC
Clean Edge Energy LLC	NRG Artesian Energy LLC	NRG Saguaro Operations Inc.
Conemaugh Power LLC	NRG Arthur Kill Operations Inc.	NRG Security LLC
Connecticut Jet Power LLC	NRG Astoria Gas Turbine Operations Inc.	NRG Services Corporation
Cottonwood Development LLC	NRG Bayou Cove LLC	NRG SimplySmart Solutions LLC
Cottonwood Energy Company LP	NRG Cabrillo Power Operations Inc.	NRG South Central Affiliate Services Inc.
Cottonwood Generating Partners I LLC	NRG California Peaker Operations LLC	NRG South Central Generating LLC
Cottonwood Generating Partners II LLC	NRG Cedar Bayou Development Company, LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners III LLC	NRG Connecticut Affiliate Services Inc.	NRG South Texas LP
Cottonwood Technology Partners LP	NRG Construction LLC	NRG Texas C&I Supply LLC
Devon Power LLC	NRG Development Company Inc.	NRG Texas Holding Inc.
Dunkirk Power LLC	NRG Devon Operations Inc.	NRG Texas LLC
Eastern Sierra Energy Company LLC	NRG Dispatch Services LLC	NRG Texas Power LLC
El Segundo Power, LLC	NRG Dunkirk Operations Inc.	NRG Unemployment Protection LLC
El Segundo Power II LLC	NRG El Segundo Operations Inc.	NRG Warranty Services LLC
Elbow Creek Wind Project LLC	NRG Energy Labor Services LLC	NRG West Coast LLC
Energy Alternatives Wholesale, LLC	NRG Energy Services Group LLC	NRG Western Affiliate Services Inc.
Energy Plus Holdings LLC	NRG Energy Services LLC	O'Brien Cogeneration, Inc. II
Energy Plus Natural Gas LLC	NRG Generation Holdings, Inc.	ONSITE Energy, Inc.
Energy Protection Insurance Company	NRG Home & Business Solutions LLC	Oswego Harbor Power LLC
Everything Energy LLC	NRG Home Solutions Product LLC	RE Retail Receivables, LLC
GCP Funding Company LLC	NRG Homer City Services LLC	Reliant Energy Northeast LLC
Green Mountain Energy Company	NRG Huntley Operations Inc.	Reliant Energy Power Supply, LLC
Green Mountain Energy Company	NRG Identity Protect LLC	Reliant Energy Retail Holdings, LLC
(NY Com) LLC	NRG Ilion Limited Partnership	Reliant Energy Retail Services, LLC
Green Mountain Energy Company	NRG Ilion LP LLC	RERH Holdings LLC
(NY Res) LLC	NRG International LLC	Saguaro Power LLC
Huntley Power LLC	NRG Maintenance Services LLC	Somerset Operations Inc.
Independence Energy Alliance LLC	NRG Mextrans Inc.	Somerset Power LLC
Independence Energy Group LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco Financing Corp.
Independence Energy Natural Gas LLC	NRG Middletown Operations Inc.	Texas Genco GP, LLC
Indian River Operations Inc.	NRG Montville Operations Inc.	Texas Genco Holdings, Inc.
Indian River Power LLC	NRG New Jersey Energy Sales LLC	Texas Genco LP, LLC
Keystone Power LLC	NRG New Roads Holdings LLC	Texas Genco Operating Services, LLC
Langford Wind Power, LLC	NRG North Central Operations Inc.	Texas Genco Services, LP
Louisiana Generating LLC	NRG Northeast Affiliate Services Inc.	US Retailers LLC
Meriden Gas Turbines LLC	NRG Norwalk Harbor Operations Inc.	Vienna Operations, Inc.
Middletown Power LLC	NRG Operating Services, Inc.	Vienna Power LLC
Montville Power LLC	NRG Oswego Harbor Power Operations Inc.	WCP (Generation) Holdings LLC
NEO Corporation	NRG PacGen Inc.	West Coast Power LLC

The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries. NRG conducts much of its business through and derives much of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and NRG's ability to receive funds from its subsidiaries. Except for NRG Bayou Cove, LLC, which is subject to certain restrictions under the Company's Peaker financing agreements, there are no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to NRG. In addition, there may be restrictions for certain non-guarantor subsidiaries.
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
In addition, the condensed parent company financial statements are provided in accordance with Rule 12-04, Schedule I of Regulation S‑X, as the restricted net assets of NRG Energy, Inc.’s subsidiaries exceed 25 percent of the consolidated net assets of NRG Energy, Inc. These statements should be read in conjunction with the consolidated statements and notes thereto of NRG Energy, Inc. For a discussion of NRG Energy, Inc.'s long-term debt, see Note 11, Debt and Capital Leases to the consolidated financial statements. For a discussion of NRG Energy, Inc.'s contingencies, see Note 21, Commitments and Contingencies to the consolidated financial statements. For a discussion of NRG Energy, Inc.'s guarantees, see Note 25, Guarantees to the consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$7,998	$509	$—	$(85)	$8,422
Operating Costs and Expenses
Cost of operations	5,864	299	—	(76)	6,087
Depreciation and amortization	860	79	11	—	950
Impairment charge on emission allowances	—	—	—	—	—
Selling, general and administrative	543	53	307	(11)	892
GenOn acquisition-related transactions and integration costs	—	53	54	—	107
Development costs	—	—	36	—	36
Total operating costs and expenses	7,267	484	408	(87)	8,072
Operating Income/(Loss)	731	25	(408)	2	350
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	30	(15)	620	(635)	—
Equity in earnings/(losses) of unconsolidated affiliates	8	31	(2)	—	37
Bargain purchase gain related to GenOn acquisition	—	—	560	—	560
Impairment charge on investment	(2)	—	—	—	(2)
Other income, net	6	6	9	(2)	19
Loss on debt extinguishment and refinancing	—	—	(51)	—	(51)
Interest expense	(26)	(90)	(545)	—	(661)
Total other income/(expense)	16	(68)	591	(637)	(98)
Income/(Loss) Before Income Taxes	747	(43)	183	(635)	252
Income tax expense/(benefit)	237	(188)	(376)	—	(327)
Net Income	510	145	559	(635)	579
Less: Net income attributable to noncontrolling interest	—	20	—	—	20
Net Income attributable to NRG Energy, Inc	$510	$125	$559	$(635)	$559

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$510	$145	$559	$(635)	$579
Other comprehensive (loss)/income, net of tax
Unrealized loss on derivatives, net	(160)	(30)	(214)	241	(163)
Foreign currency translation adjustments, net	—	(2)	1	—	(1)
Reclassification adjustment for translation loss realized upon sale of Schkopau, net	—	(11)	—	—	(11)
Available-for-sale securities, net	—	—	3	—	3
Defined benefit plan, net	(38)	—	(14)	—	(52)
Other comprehensive loss	(198)	(43)	(224)	241	(224)
Comprehensive income	312	102	335	(394)	355
Less: Comprehensive income attributable to noncontrolling interest	—	20	—	—	20
Comprehensive income attributable to NRG Energy, Inc.	312	82	335	(394)	335
Dividends for preferred shares	—	—	9	—	9
Comprehensive income available for common stockholders	$312	$82	$326	$(394)	$326

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$78	$1,258	$751	$—	$2,087
Funds deposited by counterparties	131	140	—	—	271
Restricted cash	11	196	10	—	217
Accounts receivable-trade, net	807	179	—	—	986
Inventory	472	459	—	—	931
Derivative instruments	2,058	604	—	(18)	2,644
Deferred income taxes	(153)	10	199	—	56
Cash collateral paid in support of energy risk management activities	81	148	—	—	229
Prepayments and other current assets	2,966	77	(2,518)	10	535
Total current assets	6,451	3,071	(1,558)	(8)	7,956
Net Property, Plant and Equipment	9,905	10,262	121	(20)	20,268
Other Assets
Investment in subsidiaries	244	(102)	17,655	(17,797)	—
Equity investments in affiliates	33	633	10	—	676
Capital leases and notes receivable, less current portion	3	74	531	(529)	79
Goodwill	1,944	12	—	—	1,956
Intangible assets, net	1,042	177	33	(52)	1,200
Nuclear decommissioning trust fund	473	—	—	—	473
Deferred income taxes	(915)	1,823	353	—	1,261
Derivative instruments	149	515	—	(2)	662
Other non-current assets	85	302	210	—	597
Total other assets	3,058	3,434	18,792	(18,380)	6,904
Total Assets	$19,414	$16,767	$17,355	$(18,408)	$35,128
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$137	$15	$(6)	$147
Accounts payable	486	2,004	(1,320)	—	1,170
Derivative instruments	1,726	271	2	(18)	1,981
Cash collateral received in support of energy risk management activities	131	140	—	—	271
Accrued expenses and other current liabilities	354	511	243	—	1,108
Total current liabilities	2,698	3,063	(1,060)	(24)	4,677
Other Liabilities
Long-term debt and capital leases	310	8,456	7,496	(529)	15,733
Nuclear decommissioning reserve	354	—	—	—	354
Nuclear decommissioning trust liability	273	—	—	—	273
Postretirement and other benefit obligations	431	326	46	—	803
Deferred income taxes	—	55	—	—	55
Derivative instruments	312	190	—	(2)	500
Out-of-market contracts	180	1,067	—	(31)	1,216
Other non-current liabilities	187	459	89	—	735
Total non-current liabilities	2,047	10,553	7,631	(562)	19,669
Total liabilities	4,745	13,616	6,571	(586)	24,346
3.625% Preferred Stock	—	—	249	—	249
Stockholders' Equity	14,669	3,151	10,535	(17,822)	10,533
Total Liabilities and Stockholders' Equity	$19,414	$16,767	$17,355	$(18,408)	$35,128

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net income	$510	$145	$559	$(635)	$579
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in earnings of unconsolidated affiliates and consolidated subsidiaries	(29)	14	(440)	457	2
Gain on bargain purchase	—	—	(560)	—	(560)
Depreciation and amortization	860	79	11	—	950
Provision for bad debts	45	—	—	—	45
Amortization of nuclear fuel	39	—	—	—	39
Amortization of financing costs and debt discounts/premiums	—	7	24	—	31
Loss on debt extinguishment	—	—	9	—	9
Amortization of intangibles and out-of-market contracts.	146	—	—	—	146
Changes in deferred income taxes and liability for uncertain tax benefits	237	(188)	(402)	—	(353)
Changes in nuclear decommissioning liability	37	—	—	—	37
Changes in derivative instruments	119	7	(2)	—	124
Loss on disposals and sales of assets	11	—	—	—	11
Amortization of unearned equity compensation	—	6	35	—	41
Other assets and liabilities	188	(4)	(136)	—	48
Net Cash Provided/(Used) by Operating Activities	2,163	66	(902)	(178)	1,149
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(1,792)	792	—	1,000	—
Acquisition of business, net of cash acquired	—	(17)	(64)	—	(81)
Cash acquired in GenOn acquisition	—	983	—	—	983
Capital expenditures	(241)	(3,091)	(64)	—	(3,396)
Increase in restricted cash, net	(3)	(63)	—	—	(66)
Decrease in restricted cash - U.S. DOE projects	—	121	43	—	164
Increase in notes receivable	(1)	(21)	(2)	—	(24)
Proceeds from renewable energy grants	3	59	—	—	62
Purchases of emission allowances, net of proceeds	(1)	—	—	—	(1)
Investments in nuclear decommissioning trust fund securities	(436)	—	—	—	(436)
Proceeds from sales of nuclear decommissioning trust fund securities	399	—	—	—	399
Proceeds/(purchases) from sale of assets, net	133	—	4	—	137
Equity investment in unconsolidated affiliates	(1)	(12)	(12)	—	(25)
Other	24	—	(2)	—	22
Net Cash Used by Investing Activities	(1,916)	(1,249)	(97)	1,000	(2,262)
Cash Flows from Financing Activities
Proceeds/(payments) from intercompany loans	—	—	1,000	(1,000)	—
Payment of dividends to preferred stockholders	—	—	(50)	—	(50)
Payments of intercompany dividends	(172)	(6)	—	178	—
Payments for settlement of acquired derivatives that include financing elements	(83)	15	—	—	(68)
Proceeds from issuance of long-term debt	42	2,105	1,018	—	3,165
Sale proceeds and other contributions from noncontrolling interests in subsidiaries	—	347	—	—	347
Payment of debt issuance and hedging costs	—	(19)	(16)	—	(35)
Payments for short and long-term debt	—	(82)	(1,178)	—	(1,260)
Net Cash (Used)/Provided by Financing Activities	(213)	2,360	774	(822)	2,099
Effect of exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)
Net Increase/(decrease) in Cash and Cash Equivalents	34	1,173	(225)	—	982
Cash and Cash Equivalents at Beginning of Period	44	85	976	—	1,105
Cash and Cash Equivalents at End of Period	$78	$1,258	$751	$—	$2,087

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$8,730	$381	$—	$(32)	$9,079
Operating Costs and Expenses
Cost of operations	6,430	266	—	(21)	6,675
Depreciation and amortization	843	40	13	—	896
Impairment charge on emission allowances	160	—	—	—	160
Selling, general and administrative	393	27	252	(4)	668
Development costs	—	(1)	46	—	45
Total operating costs and expenses	7,826	332	311	(25)	8,444
Operating Income/(Loss)	904	49	(311)	(7)	635
Other (Expense)/Income
Equity in earnings/(losses) of consolidated subsidiaries	24	(7)	593	(610)	—
Equity in earnings of unconsolidated affiliates	10	25	—	—	35
Impairment charge on investment	(495)	—	—	—	(495)
Other income, net	2	13	4	—	19
Loss on debt extinguishment and refinancing expense	—	—	(175)	—	(175)
Interest expense	(59)	(56)	(550)	—	(665)
Total other expense	(518)	(25)	(128)	(610)	(1,281)
Income/(Loss) Before Income Taxes	386	24	(439)	(617)	(646)
Income tax (benefit)/expense	(214)	7	(636)	—	(843)
Net Income attributable to NRG Energy, Inc.	$600	$17	$197	$(617)	$197

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$600	$17	$197	$(617)	$197
Other comprehensive income/(loss), net of tax
Unrealized loss on derivatives, net	(303)	(27)	(345)	366	(309)
Foreign currency translation adjustments, net	—	(2)	—	—	(2)
Available-for-sale securities, net	—	—	(1)	—	(1)
Defined benefit plan, net	(34)	—	(12)	—	(46)
Other comprehensive loss	(337)	(29)	(358)	366	(358)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	263	(12)	(161)	(251)	(161)
Dividends for preferred shares	—	—	9	—	9
Comprehensive income/(loss) available for common stockholders	$263	$(12)	$(170)	$(251)	$(170)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$44	$85	$976	$—	$1,105
Funds deposited by counterparties	258	—	—	—	258
Restricted cash	8	231	53	—	292
Accounts receivable-trade, net	789	45	—	—	834
Inventory	300	8	—	—	308
Derivative instruments	4,433	—	—	(6)	4,427
Cash collateral paid in support of energy risk management activities	311	—	—	—	311
Prepayments and other current assets	1,212	(14)	(983)	(1)	214
Total current assets	7,355	355	46	(7)	7,749
Net Property, Plant and Equipment	10,456	3,116	67	(18)	13,621
Other Assets
Investment in subsidiaries	225	491	16,169	(16,885)	—
Equity investments in affiliates	33	607	—	—	640
Notes receivable - affiliate and capital leases, less current portion	1	341	172	(172)	342
Goodwill	1,886	—	—	—	1,886
Intangible assets, net	1,340	84	33	(38)	1,419
Nuclear decommissioning trust fund	424	—	—	—	424
Derivative instruments	452	31	—	—	483
Other non-current assets	55	72	209	—	336
Total other assets	4,416	1,626	16,583	(17,095)	5,530
Total Assets	$22,227	$5,097	$16,696	$(17,120)	$26,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$72	$15	$—	$87
Accounts payable	(407)	122	1,093	—	808
Derivative instruments	3,990	23	22	(6)	4,029
Deferred income taxes	534	(51)	(356)	—	127
Cash collateral received in support of energy risk management activities	258	—	—	—	258
Accrued expenses and other current liabilities	283	23	247	(1)	552
Total current liabilities	4,658	189	1,021	(7)	5,861
Other Liabilities
Long-term debt and capital leases	264	1,999	7,654	(172)	9,745
Nuclear decommissioning reserve	335	—	—	—	335
Nuclear decommissioning trust liability	254	—	—	—	254
Postretirement and other benefit obligations	367	—	33	—	400
Deferred income taxes	950	273	166	—	1,389
Derivative instruments	400	55	4	—	459
Out-of-market commodity contracts	208	6	—	(31)	183
Other non-current liabilities	177	96	83	—	356
Total non-current liabilities	2,955	2,429	7,940	(203)	13,121
Total liabilities	7,613	2,618	8,961	(210)	18,982
3.625% Preferred Stock	—	—	249	—	249
Stockholders' Equity	14,614	2,479	7,486	(16,910)	7,669
Total Liabilities and Stockholders' Equity	$22,227	$5,097	$16,696	$(17,120)	$26,900

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net income	$600	$17	$197	$(617)	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(11)	3	776	(759)	9
Depreciation and amortization	843	40	13	—	896
Provision for bad debts	59	—	—	—	59
Amortization of nuclear fuel	39	—	—	—	39
Amortization of financing costs and debt discounts/premiums	—	6	26	—	32
Loss on debt extinguishment	—	—	58	—	58
Amortization of intangibles and out-of-market contracts.	166	1	—	—	167
Changes in deferred income taxes and liability for uncertain tax benefits	(214)	7	(652)	—	(859)
Changes in nuclear decommissioning liability	20	—	—	—	20
Changes in derivatives	(137)	(1)	—	—	(138)
Impairment charges and asset write downs	648	9	—	—	657
Loss gain on disposals and sales of assets	13	1	—	—	14
Amortization of unearned equity compensation	—	—	28	—	28
Other assets and liabilities	(1,405)	211	1,174	7	(13)
Net Cash Provided by Operating Activities	621	294	1,620	(1,369)	1,166
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	796	—	287	(1,083)	—
Investment in subsidiaries	—	(1,300)	—	1,300	—
Acquisition of businesses, net of cash acquired	—	(115)	(262)	—	(377)
Capital expenditures	(383)	(1,882)	(45)	—	(2,310)
Increase in restricted cash, net	(5)	(29)	(1)	—	(35)
Increase in restricted cash - U.S. DOE projects	—	(162)	(53)	—	(215)
Decrease in notes receivable	—	12	—	—	12
Purchases of emission allowances, net of proceeds	(19)	—	—	—	(19)
Investments in nuclear decommissioning trust fund securities	(406)	—	—	—	(406)
Proceeds from sales of nuclear decommissioning trust fund securities	385	—	—	—	385
Proceeds/(purchases) from sale of assets, net	13	(6)	—	—	7
Equity investment in unconsolidated affiliate	(2)	(64)	—	—	(66)
Other	(2)	(8)	(13)	—	(23)
Net Cash Provided/(Used) by Investing Activities	377	(3,554)	(87)	217	(3,047)
Cash Flows from Financing Activities
(Payments)/proceeds from intercompany loans	(1,112)	825	(796)	1,083	—
Payment of dividends to preferred stockholders	—	—	(9)	—	(9)
Payment of intercompany dividends	(65)	(4)	—	69	—
Payment for treasury stock	—	—	(430)	—	(430)
Net receipts from acquired derivatives that include financing elements	(83)	—	—	—	(83)
Proceeds from issuance of long-term debt	138	1,290	4,796	—	6,224
Decreases in restricted cash supporting funded letter of credit facility	—	1,300	—	—	1,300
Payment for settlement of funded letter of credit	—	—	(1,300)	—	(1,300)
Cash proceeds from sale of noncontrolling interest in subsidiary	—	29	—	—	29
Proceeds from issuance of common stock	—	—	2	—	2
Payment of debt issuance and hedging costs	—	(92)	(115)	—	(207)
Payments of short and long-term debt	—	(116)	(5,377)	—	(5,493)
Net Cash (Used)/Provided by Financing Activities	(1,122)	3,232	(3,229)	1,152	33
Effect of exchange rate changes on cash and cash equivalents	—	2	—	—	2
Net Decrease in Cash and Cash Equivalents	(124)	(26)	(1,696)	—	(1,846)
Cash and Cash Equivalents at Beginning of Period	168	111	2,672	—	2,951
Cash and Cash Equivalents at End of Period	$44	$85	$976	$—	$1,105

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2010

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$8,507	$374	$—	$(32)	$8,849
Operating Costs and Expenses
Cost of operations	5,849	256	—	(32)	6,073
Depreciation and amortization	796	32	10	—	838
Selling, general and administrative	325	12	261	—	598
Development costs	—	10	45	—	55
Total operating costs and expenses	6,970	310	316	(32)	7,564
Gain on sale of assets	—	—	23	—	23
Operating Income/(Loss)	1,537	64	(293)	—	1,308
Other Income
Equity in earnings/(losses) of consolidated subsidiaries	38	(1)	979	(1,016)	—
Equity in earnings of unconsolidated affiliates	6	38	—	—	44
Other income, net	4	25	4	—	33
Loss on debt extinguishment and refinancing expense	—	—	(2)	—	(2)
Interest expense	(11)	(52)	(567)	—	(630)
Total other income	37	10	414	(1,016)	(555)
Income Before Income Taxes	1,574	74	121	(1,016)	753
Income tax expense/(benefit)	593	40	(356)	—	277
Net Income	981	34	477	(1,016)	476
Less: Net loss attributable to noncontrolling interest	(1)	—	—	—	(1)
Net Income attributable to NRG Energy, Inc.	$982	$34	$477	$(1,016)	$477

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2010

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$981	$34	$477	$(1,016)	$476
Other comprehensive income/(loss), net of tax
Unrealized gain/(loss) on derivatives, net	21	(11)	10	15	35
Foreign currency translation adjustments, net	—	(6)	3	—	(3)
Defined benefit plan, net	(19)	—	3	—	(16)
Other comprehensive income/(loss)	2	(17)	16	15	16
Comprehensive income	983	17	493	(1,001)	492
Less: Comprehensive loss attributable to noncontrolling interest	(1)	—	—	—	(1)
Comprehensive income attributable to NRG Energy, Inc.	984	17	493	(1,001)	493
Dividends for preferred shares	—	—	9	—	9
Comprehensive income available for common stockholders	$984	$17	$484	$(1,001)	$484

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2010

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Elimin-ations (a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net income	$981	$34	$477	$(1,016)	$476
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity (earnings)/losses of unconsolidated affiliates	14	(12)	(914)	893	(19)
Depreciation and amortization	796	32	10	—	838
Provision for bad debts	54	—	—	—	54
Amortization of nuclear fuel	40	—	—	—	40
Amortization of financing costs and debt discount/premiums	—	6	26	—	32
Amortization of intangibles and out-of-market contracts	4	—	—	—	4
Impairment charges and asset write downs	20	—	5	—	25
Changes in deferred income taxes and liability for uncertain tax benefits	593	27	(365)	—	255
Change in nuclear decommissioning trust liability	34	—	—	—	34
Changes in derivatives	(113)	(1)	—	—	(114)
Loss/(gain) on disposals and sales of assets	27	—	(23)	—	4
Amortization of unearned equity compensation	—	—	30	—	30
Other assets and liabilities	(625)	(187)	776	—	(36)
Net Cash Provided/(Used) by Operating Activities	1,825	(101)	22	(123)	1,623
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(1,620)	—	(195)	1,815	—
Investment in subsidiaries	—	1,727	(1,727)	—	—
Capital expenditures	(308)	(323)	(75)	—	(706)
Acquisition of business, net of cash acquired	—	(142)	(864)	—	(1,006)
Decrease/(increase) in restricted cash	1	(5)	—	—	(4)
(Increase)/decrease in notes receivable	—	39	—	—	39
Purchases of emission allowances, net of proceeds	(34)	—	—	—	(34)
Investments in nuclear decommissioning trust fund securities	(341)	—	—	—	(341)
Proceeds from sales of nuclear decommissioning trust fund securities	307	—	—	—	307
Proceeds from renewable energy grants	84	18	—	—	102
Proceeds from sale of assets, net	14	—	29	—	43
Equity investment in unconsolidated affiliates, net	4	(22)	(5)	—	(23)
Net Cash (Used)/Provided by Investing Activities	(1,893)	1,292	(2,837)	1,815	(1,623)
Cash Flows from Financing Activities
Proceeds from intercompany loans	69	126	1,620	(1,815)	—
Payment of intercompany dividends	(58)	(65)	—	123	—
Payment for dividends to preferred stockholders	—	—	(9)	—	(9)
Net receipts from acquired derivatives including financing elements	137	—	—	—	137
Payment for treasury stock	—	—	(180)	—	(180)
Installment proceeds from sale of noncontrolling interest of subsidiary	—	50	—	—	50
Proceeds from issuance of common stock	—	—	2	—	2
Proceeds from issuance of long-term debt	73	306	1,105	—	1,484
Proceeds from issuance of term loan for funded letter of credit facility	—	—	1,300	—	1,300
Increase in restricted cash supporting funded letter of credit facility	—	(1,300)	—	—	(1,300)
Payment of debt issuance and hedging costs	(5)	(9)	(61)	—	(75)
Payments of short and long-term debt	—	(304)	(454)	—	(758)
Net Cash Provided/(Used) by Financing Activities	216	(1,196)	3,323	(1,692)	651
Effect of exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)
Net Increase/(Decrease) in Cash and Cash Equivalents	148	(9)	508	—	647
Cash and Cash Equivalents at Beginning of Period	20	120	2,164	—	2,304
Cash and Cash Equivalents at End of Period	$168	$111	$2,672	$—	$2,951

(a)	All significant intercompany transactions have been eliminated in consolidation.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In millions)
Allowance for doubtful accounts, deducted from accounts receivable
Year Ended December 31, 2012	$23	$46			$(37)	(a)	$32
Year Ended December 31, 2011	25	60	—		(62)	(a)	23
Year Ended December 31, 2010	29	54	—		(58)	(a)	25
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2012	$83	$5	$103	(b)	$—		$191
Year Ended December 31, 2011	191	(63)	(45)		—		83
Year Ended December 31, 2010	233	(34)	(8)		—		191

(a)	Represents principally net amounts charged as uncollectible.

(b)	Includes amounts associated with the GenOn acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: February 27, 2013

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints David W. Crane, David R. Hill and Brian Curci, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 27, 2013.

Signature	Title	Date
/s/ DAVID W. CRANE	President, Chief Executive Officer and	February 27, 2013
David W. Crane	Director (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS	Chief Financial Officer	February 27, 2013
Kirkland B. Andrews	(Principal Financial Officer)

/s/ RONALD B. STARK	Chief Accounting Officer	February 27, 2013
Ronald B. Stark	(Principal Accounting Officer)

/s/ HOWARD E. COSGROVE	Chairman of the Board	February 27, 2013
Howard E. Cosgrove

/s/ EDWARD R. MULLER	Vice Chairman of the Board	February 27, 2013
Edward R. Muller

/s/ E. SPENCER ABRAHAM	Director	February 27, 2013
E. Spencer Abraham
/s/ KIRBYJON H. CALDWELL	Director	February 27, 2013
Kirbyjon H. Caldwell
/s/ JOHN F. CHLEBOWSKI	Director	February 27, 2013
John F. Chlebowski
/s/ LAWRENCE S. COBEN	Director	February 27, 2013
Lawrence S. Coben
/s/ TERRY G. DALLAS	Director	February 27, 2013
Terry G. Dallas
/s/ WILLIAM E. HANTKE	Director	February 27, 2013
William E. Hantke
/s/ PAUL W. HOBBY	Director	February 27, 2013
Paul W. Hobby
/s/ GERALD LUTERMAN	Director	February 27, 2013
Gerald Luterman
/s/ KATHLEEN A. MCGINTY	Director	February 27, 2013
Kathleen A. McGinty
/s/ ANNE C. SCHAUMBURG	Director	February 27, 2013
Anne C. Schaumburg
/s/ EVAN J. SILVERSTEIN	Director	February 27, 2013
Evan J. Silverstein
/s/ THOMAS H. WEIDEMEYER	Director	February 27, 2013
Thomas H. Weidemeyer
/s/ WALTER R. YOUNG	Director	February 27, 2013
Walter R. Young

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 19, 2003.
2.2
First Amended Joint Plan of Reorganization of NRG Northeast Generating LLC (and certain of its subsidiaries), NRG South Central Generating (and certain of its subsidiaries) and Berrians I Gas Turbine Power LLC.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 19, 2003.
2.3	Acquisition Agreement, dated as of September 30, 2005, by and among NRG Energy, Inc., Texas Genco LLC and the Direct and Indirect Owners of Texas Genco LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 3, 2005.
2.4	Purchase and Sale Agreement by and between Denali Merger Sub and NRG Energy, Inc. dated as of August 13, 2010.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 13, 2010.
2.5	Agreement and Plan of Merger, dated as of July 20, 2012, by and among NRG Energy, Inc., Plus Energy Corporation and GenOn Energy, Inc.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 23, 2012.
3.1	Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 3, 2012.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 14, 2012.
3.3	Second Amended and Restated By-Laws.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 14, 2012.
3.4	Certificate of Designations of 3.625% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 11, 2005.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 11, 2005.
3.5
Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on August 4, 2006.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 10, 2006.
3.6
Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on February 27, 2008.
Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
3.7
Second Certificate of Amendment to Certificate of Designations relating to the Series 1 Exchangeable Limited Liability Company Preferred Interests of NRG Common Stock Finance I LLC, as filed with the Secretary of State of Delaware on August 8, 2008.
Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on October 30, 2008.
4.1	Supplemental Indenture dated as of December 30, 2005, among NRG Energy, Inc., the subsidiary guarantors named on Schedule A thereto and Law Debenture Trust Company of New York, as trustee.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on January 4, 2006.
4.2
Amended and Restated Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., Law Debenture Trust Company of New York, as Trustee, The Bank of New York, as Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of January 6, 2004, together with Annex A to the Common Agreement.
Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 16, 2004.
4.3
Amended and Restated Security Deposit Agreement among NRG Peaker Finance Company, LLC and each Project Company party thereto, and the Bank of New York, as Collateral Agent and Depositary Agent, dated as of January 6, 2004.
Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 16, 2004.
4.4	NRG Parent Agreement by NRG Energy, Inc. in favor of the Bank of New York, as Collateral Agent, dated as of January 6, 2004.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 16, 2004.
4.5
Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York.
Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 31, 2003.
4.6	Specimen of Certificate representing common stock of NRG Energy, Inc.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on August 4, 2006.
4.7	Indenture, dated February 2, 2006, among NRG Energy, Inc. and Law Debenture Trust Company of New York.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 6, 2006.

4.8
First Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 6, 2006.
4.9
Second Supplemental Indenture, dated February 2, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 6, 2006.
4.10	Form of 7.250% Senior Note due 2014.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 6, 2006.
4.11	Form of 7.375% Senior Note due 2016.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 6, 2006.
4.12	Form of 7.375% Senior Note due 2017.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 27, 2006.
4.13	Form of 8.5% Senior Note due 2019.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 5, 2009.
4.14
Third Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on March 16, 2006.
4.15
Fourth Supplemental Indenture, dated March 14, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on March 16, 2006.
4.16
Fifth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 3, 2006.
4.17
Sixth Supplemental Indenture, dated April 28, 2006, among NRG, the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 3, 2006.
4.18
Seventh Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 14, 2006.
4.19
Eighth Supplemental Indenture, dated November 13, 2006, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 14, 2006.
4.20
Ninth Supplemental Indenture, dated November 21, 2006, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 27, 2006.
4.21
Tenth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 20, 2007.
4.22
Eleventh Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 20, 2007.
4.23
Twelfth Supplemental Indenture, dated July 19, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 20, 2007.
4.24
Thirteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 4, 2007.
4.25
Fourteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 4, 2007.

4.26
Fifteenth Supplemental Indenture, dated August 28, 2007, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 4, 2007.
4.27
Sixteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 4, 2009.
4.28
Seventeenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 4, 2009.
4.29
Eighteenth Supplemental Indenture, dated April 28, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiary named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 4, 2009.
4.30
Nineteenth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 14, 2009.
4.31
Twentieth Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 14, 2009.
4.32
Twenty-First Supplemental Indenture, dated May 8, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 14, 2009.
4.33
Twenty-Second Supplemental Indenture, dated June 5, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 5, 2009.
4.34
Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 15, 2009.
4.35
Twenty-Fourth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 6, 2009.
4.36
Twenty-Fifth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 6, 2009.
4.37
Twenty-Sixth Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 6, 2009.
4.38
Twenty-Seventh Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 6, 2009.
4.39
Twenty-Eighth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 21, 2010.
4.40
Twenty-Ninth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 21, 2010.

4.41
Thirtieth Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 21, 2010.
4.42
Thirty-First Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.50% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 21, 2010.
4.43
Thirty-Second Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 29, 2010.
4.44
Thirty-Third Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 29, 2010.
4.45
Thirty-Fourth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 29, 2010.
4.46
Thirty-Fifth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.50% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 29, 2010.
4.47
Thirty-Sixth Supplemental Indenture, dated August 20, 2010, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 20, 2010.
4.48	Form of 8.25% Senior Note due 2020.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 20, 2010.
4.49
Registration Rights Agreement, dated August 20, 2010, among NRG Energy, Inc., the guarantors named therein and Citigroup Global Markets Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 20, 2010.
4.50
Thirty-Seventh Supplemental Indenture, dated as of December 15, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.250% Senior Notes due 2014.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 16, 2010.
4.51
Thirty-Eighth Supplemental Indenture, dated as of December 15, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2016.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 16, 2010.
4.52
Thirty-Ninth Supplemental Indenture, dated as of December 15, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 7.375% Senior Notes due 2017.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 16, 2010.
4.53
Fortieth Supplemental Indenture, dated as of December 15, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.50% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 16, 2010.
4.54
Forty-First Supplemental Indenture, dated as of December 15, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 16, 2010.
4.55
Forty-Second Supplemental Indenture, dated January 26, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on January 28, 2011.

4.56	Form of 7.625% Senior Note due 2018.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on January 28, 2011.
4.57	Registration Rights Agreement, dated January 26, 2011, among NRG Energy, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as initial purchaser.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on January 28, 2011.
4.58
Forty-Third Supplemental Indenture, dated April 22, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 filed on July 11, 2011.
4.59
Forty-Fourth Supplemental Indenture, dated May 9, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 filed on July 11, 2011.
4.60
Forty-Fifth Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.61
Forty-Sixth Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.62
Forty-Seventh Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.63
Forty-Eighth Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.64
Forty-Ninth Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.65
Fiftieth Supplemental Indenture, dated May 24, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.66	Form of 7.625% Senior Note due 2019.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.67
Fifty-First Supplemental Indenture, dated May 24, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.68	Form of 7.875% Senior Note due 2021.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
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
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.70
Fifty-Second Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.71
Fifty-Third Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.72
Fifty-Fourth Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.73
Fifty-Fifth Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.

4.74
Fifty-Sixth Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.75
Fifty-Seventh Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.76
Fifty-Eighth Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.77
Fifty-Ninth Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.78
Sixtieth Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.79
Sixty-First Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.80
Sixty-Second Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.81
Sixty-Third Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.82
Sixty-Fourth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.83
Sixty-Fifth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.84
Sixty-Sixth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.85
Sixty-Seventh Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.86
Sixty-Eighth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.87
Sixty-Ninth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.88
Seventieth Supplemental Indenture, dated September 24, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 24, 2012.
4.89	Form of 6.625% Senior Note due 2023.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 24, 2012.
4.90
Seventy-First Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.

4.91
Seventy-Second Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.92
Seventy-Third Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.93
Seventy-Fourth Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.94
Seventy-Fifth Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.95
Seventy-Sixth Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.96	Fourth Supplemental Indenture relating to the 7.625% Senior notes due 2014, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at June 13, 2007.	Incorporated herein by reference to GenOn Energy Inc.'s current report on Form 8-K filed on June 15, 2007.
4.97	Fifth Supplemental Indenture relating to the 7.875% Senior notes due 2017, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company, dated at June 13, 2007.	Incorporated herein by reference to Exhibit 4.2 to GenOn Energy Inc.'s current report on Form 8-K filed June 15, 2007.
4.98	Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001.	Incorporated herein by reference to Exhibit 4.1 to Mirant Americas Generation, Inc.'s Registration Statement on Form S-4 filed on June 18, 2001.
4.99	Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125 % Senior Notes due 2031, dated at May 1, 2001.	Incorporated herein by reference to Exhibit 4.4 to Mirant Americas Generation, Inc.'s Registration Statement on Form S-4 filed on June 18, 2001.
4.100	Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, dated at October 9, 2001.	Incorporated herein by reference to Exhibit 4.6 to Mirant Americas Generation, Inc.'s Registration Statement on Form S-4/A filed on May 7, 2002.
4.101	Form of Sixth Supplemental Indenture from Mirant Americas Generation LLC to Bankers Trust Company, dated at November 1, 2001.	Incorporated herein by reference to Exhibit 4.6 to Mirant Corporation's annual report on Form 10-K filed on February 27, 2009.
4.102	Senior Notes Indenture, relating to the 9.5% Senior Notes Due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, dated at October 4, 2010.	Incorporated by reference to Exhibit 4.4 to Mirant Corporation's quarterly report on Form 10-Q filed on November 5, 2010.
4.103	Supplemental Indenture, relating to the 9.5% Senior Notes due 2018 and the 9.875% Senior Notes Due 2020, by GenOn Energy, Inc. and Wilmington Trust Company as trustee, dated at December 3, 2010.	Incorporated by reference to Exhibit 4.2 to GenOn Energy Inc.'s current report on Form 8-K filed on December 7, 2010.
4.104	Form of Seventh Supplemental Indenture from Mirant Americas Generation LLC to Wells Fargo Bank National Association, dated at January 3, 2006.	Incorporated herein by reference to Exhibit 4.1 to Mirant Americas Generation, LLC's quarterly report on Form 10-Q filed on May 14, 2007.
10.1	Note Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc. and each of the purchasers named therein.	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, Registration No. 333-33397.
10.2
Master Shelf and Revolving Credit Agreement, dated August 20, 1993, between NRG Energy, Inc., Energy Center, Inc., The Prudential Insurance Registrants of America and each Prudential Affiliate, which becomes party thereto.
Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, Registration No. 333-33397.
10.3*	Form of NRG Energy Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Officers and Key Management.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on November 9, 2004.
10.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on November 9, 2004.
10.7*	Form of NRG Energy, Inc. Long Term Incentive Plan Performance Unit Agreement.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 23, 2010.

10.8*	Amended and Restated Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to the Registrant's 2009 proxy statement on Schedule 14A filed on June 16, 2009.
10.9	Railroad Car Full Service Master Leasing Agreement, dated as of February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.	Incorporated herein by reference to the Registrant's annual report on Form 10-K for the quarter ended March 30, 2005.
10.10	Purchase Agreement (West Coast Power) dated as of December 27, 2005, by and among NRG Energy, Inc., NRG West Coast LLC (Buyer), DPC II Inc. (Seller) and Dynegy, Inc.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 28, 2005.
10.11	Purchase Agreement (Rocky Road Power), dated as of December 27, 2005, by and among Termo Santander Holding, L.L.C.(Buyer), Dynegy, Inc., NRG Rocky Road LLC (Seller) and NRG Energy, Inc.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 28, 2005.
10.12	Stock Purchase Agreement, dated as of August 10, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 11, 2005.
10.13	Agreement with respect to the Stock Purchase Agreement, dated December 19, 2008, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.14	Investor Rights Agreement, dated as of February 2, 2006, by and among NRG Energy, Inc. and Certain Stockholders of NRG Energy, Inc. set forth therein.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 8, 2006.
10.15†	Terms and Conditions of Sale, dated as of October 5, 2005, between Texas Genco II LP and Freight Car America, Inc., (including the Proposal Letter and Amendment thereto).	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 7, 2006.
10.16*	Amended and Restated Employment Agreement, dated December 4, 2008, between NRG Energy, Inc. and David Crane.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.17*	CEO Compensation Table.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 9, 2009.
10.18	Limited Liability Company Agreement of NRG Common Stock Finance I LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.19	Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.20	Amendment Agreement, dated February 27, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.21	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.22	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.23	Agreement with respect to Note Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.24	Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.25	Preferred Interest Amendment Agreement, dated February 27, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.26	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.27	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.28
Agreement with respect to Preferred Interest Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.
Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.

10.29
Second Amended and Restated Credit Agreement, dated June 8, 2007, by and among NRG Energy, Inc., the lenders party thereto, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Citicorp North America Inc. and Credit Suisse.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 13, 2007.
10.30*	Amended and Restated Long-Term Incentive Plan.	Incorporated herein by reference to the Registrant's 2009 proxy statement on Schedule 14A filed on June 16, 2009.
10.31*	NRG Energy, Inc. Executive Change-in-Control and General Severance Agreement, dated December 9, 2008.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.32†
Amended and Restated Contribution Agreement (NRG), dated March 25, 2008, by and among Texas Genco Holdings, Inc., NRG South Texas LP and NRG Nuclear Development Company LLC and Certain Subsidiaries Thereof.
Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.33†	Contribution Agreement (Toshiba), dated February 29, 2008, by and between Toshiba Corporation and NRG Nuclear Development Company LLC.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.34†	Multi-Unit Agreement, dated February 29, 2008, by and among Toshiba Corporation, NRG Nuclear Development Company LLC and NRG Energy, Inc.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.35†	Amended and Restated Operating Agreement of Nuclear Innovation North America LLC, dated May 1, 2008.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.36
Credit Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments LLC, NINA Texas 3 LLC and NINA Texas 4 LLC, as Borrowers and Toshiba America Nuclear Energy Corporation, as Administrative Agent and as Collateral Agent.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 27, 2009.
10.37†	LLC Membership Purchase Agreement between Reliant Energy, Inc. and NRG Retail LLC, dated as of February 28, 2009.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on April 30, 2009.
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
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on March 2, 2010.
10.39†	STP 3 & 4 Owners Agreement, dated March 1, 2010, by and among Nuclear Innovation North America LLC, the City of San Antonio, NINA Texas 3 LLC and NINA Texas 4 LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on March 2, 2010.
10.40*	2009 Executive Change-in-Control and General Severance Plan.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 1, 2010.
10.41†
Investment and Option Agreement by and among Nuclear Innovation North America LLC, Nuclear Innovation North America Investments Holdings LLC and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010.
Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on August 2, 2010.
10.42†	Parent Company Agreement by and among NRG Energy, Inc., Nuclear Innovation North America LLC, TEPCO and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on August 2, 2010.
10.43	Third Amended and Restated Credit Agreement, dated as of June 30, 2010.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 1, 2010.
10.44(a)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 1, 2010.
10.44(b)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 1, 2010.
10.45*	The NRG Energy, Inc. Amended and Restated Long Term Incentive Plan.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 3, 2010.
10.46	Amended and Restated Credit Agreement, dated July 1, 2011, by and among NRG Energy, Inc., the lenders party thereto, and the joint lead bookrunners and joint lead arrangers party thereto.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 5, 2011.
10.47*	Form of Market Stock Unit Grant Agreement.	Incorporated herein by reference to the Registrant's current report on Form 8-K/A filed on September 12, 2011.

10.48
Registration Rights Agreement, dated September 24, 2012, among NRG Energy, Inc., the guarantors named therein and Deutsche Bank Securities Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. Incorporated and RBS Securities Inc., as initial purchasers.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 24, 2012.
10.49*	NRG 2010 Stock Plan for GenOn Employees	Filed herewith.
10.50
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012.
Filed herewith.
12.1	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
12.2	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Filed herewith.
21.1	Subsidiaries of NRG Energy. Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

*	Exhibit relates to compensation arrangements.
†
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.