Form 10-Q
period 2013-06-30
NRG ENERGY, INC.
filed 2013-08-09
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2013

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
Yes ☐       No ☒
As of July 31, 2013, there were 322,928,368 shares of common stock outstanding, par value $0.01 per share.

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

•
NRG's ability to operate its businesses efficiently, manage capital expenditures and costs tightly, and generate earnings and cash flows from its asset-based businesses, including NRG Yield, in relation to its debt and other obligations;

•	NRG's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs;

•	NRG's ability to borrow additional funds and access capital markets, as well as NRG's substantial indebtedness and the possibility that NRG may incur additional indebtedness going forward;

•	NRG's ability to receive federal loan guarantees or cash grants to support development projects;

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

•
NRG's ability to implement its FORNRG strategy to increase cash from operations through operational and commercial initiatives, corporate efficiencies, asset strategies, and a range of other programs throughout the Company to reduce costs or generate revenues;

•	NRG's ability to achieve its strategy of regularly returning capital to stockholders;

•	NRG's ability to maintain and grow retail market share;

•	NRG's ability to successfully evaluate investments in new businesses and growth initiatives;

•	NRG's ability to successfully integrate and manage any acquired businesses;

•	NRG's ability to develop and maintain successful partnering relationships; and

•	NRG's ability to integrate the businesses and realize cost savings related to the merger with GenOn Energy, Inc.
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2012 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2012
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates - updates to the ASC
BACT	Best Available Control Technology
Baseload	Units expected to satisfy minimum baseload requirements for the system and produce electricity at an essentially constant rate and run continuously
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Capital Allocation Program	NRG's plan of allocating capital between debt reduction, reinvestment in the business, share repurchases and shareholder dividends
CCUS	Carbon capture, utilization and storage project
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon dioxide
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
DNREC	Delaware Department of Natural Resources and Environmental Control
DSI	Dry Sorbent Injection
Energy Plus	Energy Plus Holdings LLC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $850 million outstanding unsecured senior notes consisting of $450 million of 8.55% senior notes due 2021 and $400 million of 9.125% senior notes due 2031
GenOn Mid-Atlantic	GenOn Mid- Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn Senior Notes
GenOn's $1.9 billion outstanding unsecured senior notes consisting of $725 million of 7.875% senior notes due 2017, $675 million of 9.5% senior notes due 2018, and $550 million of 9.875% senior notes due 2020

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

High Desert	TA - High Desert, LLC

High Desert Facility	High Desert's $82 million non-recourse project level financing facility under the Note Purchase and Private Shelf Agreement
Intermediate	Units expected to satisfy system requirements that are greater than baseload and less than peaking
ISO	Independent System Operator, also referred to as Regional Transmission Organization, or RTO
ITC	Investment Tax Credit
Kansas South	NRG Solar Kansas South, LLC
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG Long-Term Incentive Plan and the NRG GenOn Long-Term Incentive Plan
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass	Residential and small business
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDE	Maryland Department of the Environment
Merger	The merger completed on December 14, 2012 by NRG and GenOn pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWh or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOx	Nitrogen oxide
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG Yield	Reporting segment including the following projects: Alpine, Avenal, Avra Valley, AZ DG Solar, Blythe, Borrego, CVSR, GenConn, Marsh Landing, PFMG DG Solar, Roadrunner, South Trent and Thermal.
NRG Yield, Inc.	NRG Yield, Inc., the owner of 34.5% of NRG Yield LLC with a controlling interest, and issuer of publicly held shares of Class A common stock
NRG Yield LLC
NRG Yield LLC, which will own, through its wholly owned subsidiary, NRG Yield Operating LLC, all of the assets contributed to NRG Yield in connection with the initial public offering of Class A common stock of NRG Yield

NSPS	New Source Performance Standards
NSR	New Source Review
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection

Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
Reliant Energy	NRG's retail business in Texas, Illinois and the Northeast
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, generally to achieve a substantial emissions reduction, increase facility capacity, and improve system efficiency

Retail Business	Retail energy companies, collectively, Reliant Energy, Green Mountain Energy and Energy Plus, which are wholly owned subsidiaries of NRG
Revolving Credit Facility	The Company's $2.5 billion revolving credit facility due 2018, a component of the Senior Credit Facility
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
RSS	Reliability Support Service
Schkopau	Kraftwerk Schkopau Betriebsgesellschaft mbH
Senior Credit Facility	NRG's senior secured facility, comprised of the Term Loan Facility and the Revolving Credit Facility
Senior Notes
The Company’s $5.7 billion outstanding unsecured senior notes, consisting of $1.1 billion of 7.625% senior notes due 2018, $607 million of 8.5% senior notes due 2019, $800 million of 7.625% senior notes due 2019, $1.1 billion of 8.25% senior notes due 2020, $1.1 billion of 7.875% senior notes due 2021, and $990 million of 6.625% senior notes due 2023

SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur dioxide
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
Term Loan Facility	The Company's $2.0 billion term loan facility due 2018, a component of the Senior Credit Facility
Texas Genco	Texas Genco LLC, now referred to as the Company's Texas Region
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
U.S. DOJ	U.S. Department of Justice
U.S. GAAP	Accounting principles generally accepted in the United States
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2013	2012	2013	2012
Operating Revenues
Total operating revenues	$2,929	$2,166	$5,010	$4,028
Operating Costs and Expenses
Cost of operations	2,059	1,337	3,824	2,920
Depreciation and amortization	305	234	603	464
Selling, general and administrative	213	183	442	389
Acquisition-related transaction and integration costs	37	—	69	—
Development activity expenses	20	15	36	28
Total operating costs and expenses	2,634	1,769	4,974	3,801
Operating Income	295	397	36	227
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	8	14	11	22
Other income, net	—	2	4	3
Loss on debt extinguishment	(21)	—	(49)	—
Interest expense	(206)	(167)	(402)	(332)
Total other expense	(219)	(151)	(436)	(307)
Income/(Loss) Before Income Taxes	76	246	(400)	(80)
Income tax benefit	(61)	(13)	(210)	(133)
Net Income/(Loss)	137	259	(190)	53
Less: Net income attributable to noncontrolling interest	7	8	8	9
Net Income/(Loss) Attributable to NRG Energy, Inc.	130	251	(198)	44
Dividends for preferred shares	3	3	5	5
Income/(Loss) Available for Common Stockholders	$127	$248	$(203)	$39
Earnings/(Loss) Per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	323	228	323	228
Earnings/(Loss) per Weighted Average Common Share — Basic	$0.39	$1.09	$(0.63)	$0.17
Weighted average number of common shares outstanding — diluted	327	229	323	229
Earnings/(Loss) per Weighted Average Common Share — Diluted	$0.39	$1.08	$(0.63)	$0.17
Dividends Per Common Share	$0.12	$—	$0.21	$—
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In millions)
Net Income/(Loss)	$137	$259	$(190)	$53
Other Comprehensive Income/(Loss), net of tax
Unrealized gain/(loss) on derivatives, net of income tax (expense)/benefit of $(12), $47, $(3) and $52	17	(80)	24	(89)
Foreign currency translation adjustments, net of income tax benefit of $12, $5, $12 and $2	(19)	(8)	(19)	(2)
Available-for-sale securities, net of income tax benefit/(expense) of $2, $0, $(1) and $0	—	—	2	—
Defined benefit plans, net of tax expense of $9, $0, $4 and $0	20	—	25	—
Other comprehensive income/(loss)	18	(88)	32	(91)
Comprehensive Income/(Loss)	155	171	(158)	(38)
Less: Comprehensive income attributable to noncontrolling interest	7	8	8	9
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	148	163	(166)	(47)
Dividends for preferred shares	3	3	5	5
Comprehensive Income/(Loss) Available for Common Stockholders	$145	$160	$(171)	$(52)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(In millions, except shares)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,368	$2,087
Funds deposited by counterparties	134	271
Restricted cash	267	217
Accounts receivable — trade, less allowance for doubtful accounts of $32 and $32	1,290	1,061
Inventory	874	911
Derivative instruments	1,853	2,644
Cash collateral paid in support of energy risk management activities	387	229
Deferred income taxes	10	56
Renewable energy grant receivable	345	58
Prepayments and other current assets	415	401
Total current assets	6,943	7,935
Property, plant and equipment, net of accumulated depreciation of $5,959 and $5,417	20,454	20,241
Other Assets
Equity investments in affiliates	639	676
Notes receivable, less current portion	70	79
Goodwill	1,954	1,956
Intangible assets, net of accumulated amortization of $1,851 and $1,706	1,120	1,200
Nuclear decommissioning trust fund	503	473
Derivative instruments	587	662
Deferred income taxes	1,644	1,288
Other non-current assets	578	600
Total other assets	7,095	6,934
Total Assets	$34,492	$35,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$737	$147
Accounts payable	1,196	1,171
Derivative instruments	1,512	1,981
Cash collateral received in support of energy risk management activities	134	271
Accrued expenses and other current liabilities	832	1,100
Total current liabilities	4,411	4,670
Other Liabilities
Long-term debt and capital leases	15,889	15,736
Nuclear decommissioning reserve	287	354
Nuclear decommissioning trust liability	287	273
Deferred income taxes	47	55
Derivative instruments	420	500
Out-of-market contracts	1,182	1,231
Other non-current liabilities	1,417	1,555
Total non-current liabilities	19,529	19,704
Total Liabilities	23,940	24,374
3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	249	249
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	7,615	7,587
Retained earnings	4,179	4,448
Less treasury stock, at cost — 77,416,791 and 76,505,718 shares, respectively	(1,944)	(1,920)
Accumulated other comprehensive loss	(118)	(150)
Noncontrolling interest	567	518
Total Stockholders’ Equity	10,303	10,487
Total Liabilities and Stockholders’ Equity	$34,492	$35,110
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(190)	$53
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	5	(1)
Depreciation and amortization	603	464
Provision for bad debts	23	17
Amortization of nuclear fuel	16	16
Amortization of financing costs and debt discount/premiums	(26)	17
Adjustment to loss on debt extinguishment	(16)	1
Amortization of intangibles and out-of-market contracts	124	81
Amortization of unearned equity compensation	24	18
Changes in deferred income taxes and liability for uncertain tax benefits	(224)	(145)
Changes in nuclear decommissioning trust liability	25	17
Changes in derivative instruments	174	74
Changes in collateral deposits supporting energy risk management activities	(158)	240
Cash used by changes in other working capital	(458)	(267)
Net Cash (Used)/Provided by Operating Activities	(78)	585
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(39)	—
Capital expenditures	(1,281)	(1,593)
Increase in restricted cash, net	(31)	(58)
(Increase)/decrease in restricted cash to support equity requirements for U.S. DOE funded projects	(16)	142
Increase in notes receivable	(11)	(21)
Investments in nuclear decommissioning trust fund securities	(233)	(236)
Proceeds from sales of nuclear decommissioning trust fund securities	208	220
Proceeds from renewable energy grants	48	35
Other	(20)	(44)
Net Cash Used by Investing Activities	(1,375)	(1,555)
Cash Flows from Financing Activities
Payment of dividends to common and preferred stockholders	(73)	(5)
Payment for treasury stock	(25)	—
Net receipts from/(payments for) settlement of acquired derivatives that include financing elements	171	(44)
Proceeds from issuance of long-term debt	1,472	927
Contributions and sale proceeds from noncontrolling interest in subsidiaries	33	270
Proceeds from issuance of common stock	9	—
Payment of debt issuance costs	(35)	(12)
Payments for short and long-term debt	(816)	(121)
Net Cash Provided by Financing Activities	736	1,015
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)
Net (Decrease)/Increase in Cash and Cash Equivalents	(719)	44
Cash and Cash Equivalents at Beginning of Period	2,087	1,105
Cash and Cash Equivalents at End of Period	$1,368	$1,149
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
NRG Energy, Inc., or NRG or the Company, is a competitive power and energy company that aspires to be a leader in the way the industry and consumers think about, use, produce and deliver energy and energy services in major competitive power markets in the United States. At its core, NRG is a wholesale power generator engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services. While leveraging its core wholesale power business, NRG is also a retail energy company engaged in the supply of energy, services, and innovative, sustainable products to retail customers in competitive markets through multiple channels and brands like Reliant Energy, Green Mountain Energy and Energy Plus (collectively, the Retail Business). Finally, NRG is a clean energy leader and is focused on the deployment and commercialization of potentially disruptive technologies, like electric vehicles, Distributed Solar and smart meter technology, which have the potential to change the nature of the power supply industry. On December 14, 2012, the Company acquired GenOn as further described in Note 3, Business Acquisitions and Dispositions, and has reported results of operations from the acquisition date forward.
In July 2013, NRG Yield, Inc. closed its initial public offering as further described below. In anticipation of the initial public offering of NRG Yield, Inc., the Company revised its segment reporting to include an NRG Yield segment, as further described in Note 11, Segment Reporting.
The Company formed NRG Yield, Inc. to own and operate a portfolio of contracted generation assets and thermal infrastructure assets that have historically been owned and/or operated by NRG and its subsidiaries. On July 22, 2013, NRG Yield, Inc. closed its initial public offering of 22,511,250 shares of Class A common stock at a price of $22 per share, which included 2,936,250 shares of Class A common stock purchased by the underwriters through an over-allotment option. Net proceeds to NRG Yield, Inc. from the sale of the Class A common stock was approximately $468 million, net of underwriting discounts and commissions of $27 million. NRG Yield, Inc. used $395 million to acquire Class A units of NRG Yield LLC from NRG and $73 million to acquire newly issued Class A units of NRG Yield LLC from NRG Yield LLC. NRG Yield LLC will retain approximately $73 million on behalf of NRG Yield, Inc., which will be used for general corporate purposes. The Company owns a controlling interest in NRG Yield, Inc. and will consolidate this entity for financial reporting purposes. The initial public offering represented the sale of a 34.5% interest in NRG Yield LLC. NRG Yield LLC's initial assets consist of three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities, two portfolios of distributed solar facilities that collectively represent 1,324 net MW, and thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,098 net MWt and electric generation capacity of 123 net MW.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the financial statements in the Company's 2012 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2013, and the results of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2013, and 2012.
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
Development activity expenses also include selling, general, and administrative expenses associated with the current operations of certain developing businesses including residential solar, electric vehicles, waste-to-energy, carbon capture and other emerging technologies. The revenue associated with these businesses was immaterial for the three and six months ended June 30, 2013 and 2012. When it is determined that a business will remain an ongoing part of the Company's operations or when operating revenues become material relative to the operating costs of the underlying business, the Company no longer classifies a business as a development activity.
Other Cash Flow Information
NRG’s investing activities exclude capital expenditures of $174 million which were accrued and unpaid at June 30, 2013, primarily for solar projects under construction.
Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2012	$518
Contributions from noncontrolling interest	41
Comprehensive income attributable to noncontrolling interest	8
Balance as of June 30, 2013	$567
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
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as adjustments made during the six months ended June 30, 2013 to the amounts initially recorded in 2012 due to the ongoing evaluation of initial estimates. The measurement period adjustments were recorded as an adjustment to the gain on bargain purchase and did not have a significant impact on the Company's consolidated statements of operations, cash flows or financial position in any period. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed.

(In millions)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Assets
Cash	$983	$—	$983
Current and non-current assets	1,385	(18)	1,367
Property, plant and equipment	3,936	(27)	3,909
Derivative assets	1,157	—	1,157
Deferred income taxes	2,265	27	2,292
Total assets acquired	$9,726	$(18)	$9,708

Liabilities
Current and non-current liabilities	$1,312	$10	$1,322
Out-of-market contracts and leases	1,064	15	1,079
Derivative liabilities	399	—	399
Long-term debt and capital leases	4,203	3	4,206
Total liabilities assumed	6,978	28	7,006
Net assets acquired	2,748	(46)	2,702
Consideration paid	2,188	—	2,188
Gain on bargain purchase	$560	$(46)	$514

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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$98	$98	$88	$88
Liabilities:
Long-term debt, including current portion	16,610	16,798	15,866	16,492
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 1 within the fair value hierarchy. The fair value of non publicly-traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality, and are classified as Level 3 within the fair value hierarchy.

Recurring Fair Value Measurements
Debt securities, equity securities, and trust fund investments, which are comprised of various U.S. debt and equity securities, and derivative assets and liabilities, are carried at fair market value.
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2013
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$15	$15
Other (a)	45	—	—	45
Trust fund investments:
Cash and cash equivalents	1	—	—	1
U.S. government and federal agency obligations	52	3	—	55
Federal agency mortgage-backed securities	—	52	—	52
Commercial mortgage-backed securities	—	13	—	13
Corporate debt securities	—	66	—	66
Equity securities	266	—	50	316
Foreign government fixed income securities	—	1	—	1
Derivative assets:
Commodity contracts	639	1,609	178	2,426
Interest rate contracts	—	14	—	14
Total assets	$1,003	$1,758	$243	$3,004
Derivative liabilities:
Commodity contracts	$598	$1,061	$190	$1,849
Interest rate contracts	—	83	—	83
Total liabilities	$598	$1,144	$190	$1,932
(a) Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.

	As of December 31, 2012
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$12	$12
Other (a)	44	—	—	44
Trust fund investments:
Cash and cash equivalents	10	—	—	10
U.S. government and federal agency obligations	34	—	—	34
Federal agency mortgage-backed securities	—	59	—	59
Commercial mortgage-backed securities	—	9	—	9
Corporate debt securities	—	80	—	80
Equity securities	233	—	47	280
Foreign government fixed income securities	—	2	—	2
Derivative assets:
Commodity contracts	1,457	1,711	135	3,303
Interest rate contracts	—	3	—	3
Total assets	$1,778	$1,864	$194	$3,836
Derivative liabilities:
Commodity contracts	$1,144	$1,047	$147	$2,338
Interest rate contracts	—	143	—	143
Total liabilities	$1,144	$1,190	$147	$2,481
(a) Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.

There were no transfers during the three and six months ended June 30, 2013, and 2012, between Levels 1 and 2. The following tables reconcile, for the three and six months ended June 30, 2013 and 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2013				Six months ended June 30, 2013
(In millions)	Debt Securities	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$13	$50	$5	$68	$12	$47	$(12)	$47
Total gains/(losses) — realized/unrealized:
Included in earnings	—	—	9	9	—	—	(18)	(18)
Included in OCI	2	—	—	2	3	—	—	3
Included in nuclear decommissioning obligations	—	(1)	—	(1)	—	2	—	2
Purchases	—	1	(6)	(5)	—	1	(7)	(6)
Transfers into Level 3 (b)	—	—	12	12	—	—	27	27
Transfers out of Level 3 (b)	—	—	(32)	(32)	—	—	(2)	(2)
Ending balance as of June 30, 2013	$15	$50	$(12)	$53	$15	$50	$(12)	$53
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2013	$—	$—	$24	$24	$—	$—	$3	$3

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2012				Six months ended June 30, 2012
(In millions)	Debt Securities	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$8	$46	$43	$97	$7	$42	$8	$57
Total (losses)/gains — realized/unrealized:
Included in earnings	—	—	(11)	(11)	—	—	6	6
Included in OCI	1	—	—	1	2	—	—	2
Included in nuclear decommissioning obligations	—	(4)	—	(4)	—	—	—	—
Purchases	—	1	112	113	—	1	108	109
Transfers into Level 3 (b)	—	—	25	25	—	—	35	35
Transfers out of Level 3 (b)	—	—	2	2	—	—	14	14
Ending balance as of June 30, 2012	$9	$43	$171	$223	$9	$43	$171	$223
(Losses)/gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2012	$—	$—	$(12)	$(12)	$—	$—	$6	$6

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.
Realized and unrealized gains and losses included in earnings that are related to the energy derivatives are recorded in operating revenues and cost of operations.

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company's prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company's derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Company believes such price quotes are executable. The Company does not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2013, contracts valued with prices provided by models and other valuation techniques make up 7% of the total derivative assets and 10% of the total derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the net exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of June 30, 2013, the credit reserve resulted in a $1 million decrease in fair value which is composed of a $2 million gain in OCI, and a $3 million loss in operating revenue and cost of operations. As of June 30, 2012, the credit reserve resulted in a $9 million increase in fair value which is composed of a $6 million gain in OCI and a $3 million gain in operating revenue and cost of operations.
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

As of June 30, 2013, counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $1.3 billion and NRG held collateral (cash and letters of credit) against those positions of $76 million, resulting in a net exposure of $1.2 billion. Approximately 87% of the Company's exposure before collateral is expected to roll off by the end of 2014. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a)
Category	(% of Total)
Financial institutions	48%
Utilities, energy merchants, marketers and other	35
ISOs	16
Coal and emissions	1
Total as of June 30, 2013	100%

Net Exposure (a)
Category	(% of Total)
Investment grade	92%
Non-rated (b)	7
Non-investment grade	1
Total as of June 30, 2013	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, a significant portion are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

NRG has counterparty credit risk exposure to certain counterparties, each of which, represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $515 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, South Central load obligations, and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2013, credit risk exposure to these counterparties attributable to NRG's ownership interests was approximately $1.7 billion for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which NRG is unable to predict.
Retail Customer Credit Risk
NRG is exposed to retail credit risk through the Company's retail electricity providers, which serve commercial, industrial and governmental/institutional customers and the residential and small business, or mass, market. Retail credit risk results when a customer fails to pay for products or services rendered. The losses may result from both nonpayment of customer accounts receivable and the loss of in-the-money forward value. NRG manages retail credit risk through the use of established credit policies that include monitoring of the portfolio, and the use of credit mitigation measures such as deposits or prepayment arrangements.
As of June 30, 2013, the Company's retail customer credit exposure was diversified across many customers and various industries, as well as government entities.

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

	As of June 30, 2013				As of December 31, 2012
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains (a)	Weighted-average Maturities (In years)
Cash and cash equivalents	$1	$—	$—	—	$10	$—	—
U.S. government and federal agency obligations	54	2	—	8	33	2	10
Federal agency mortgage-backed securities	52	1	1	25	59	2	23
Commercial mortgage-backed securities	13	—	1	29	9	—	30
Corporate debt securities	66	2	1	9	80	4	11
Equity securities	316	173	—	—	280	143	—
Foreign government fixed income securities	1	—	—	12	2	—	6
Total	$503	$178	$3		$473	$151
(a)There were no unrealized losses as of December 31, 2012.
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Six months ended June 30,
	2013	2012
	(In millions)
Realized gains	$3	$7
Realized losses	4	4
Proceeds from sale of securities	208	220

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2012 Form 10-K.
Energy-Related Commodities
As of June 30, 2013, NRG had energy-related derivative financial instruments extending through 2015, which are designated as cash flow hedges.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable and fixed rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of June 30, 2013, the Company had interest rate derivative instruments on non-recourse debt extending through 2030, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2013 and December 31, 2012. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		June 30, 2013	December 31, 2012
Commodity	Units	(In millions)
Emissions	Short Ton	(1)	(1)
Coal	Short Ton	46	37
Natural Gas	MMBtu	(202)	(413)
Oil	Barrel	—	1
Power	MWh	(21)	(14)
Interest	Dollars	$1,607	$2,612
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
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Derivatives designated as cash flow hedges:
Interest rate contracts current	$—	$—	$29	$29
Interest rate contracts long-term	6	3	47	96
Commodity contracts current	—	—	5	3
Commodity contracts long-term	—	—	1	1
Total derivatives designated as cash flow hedges	6	3	82	129
Derivatives not designated as cash flow hedges:
Interest rate contracts current	—	—	4	7
Interest rate contracts long-term	8	—	3	11
Commodity contracts current	1,853	2,644	1,474	1,942
Commodity contracts long-term	573	659	369	392
Total derivatives not designated as cash flow hedges	2,434	3,303	1,850	2,352
Total derivatives	$2,440	$3,306	$1,932	$2,481

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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of June 30, 2013	(In millions)
Commodity contracts:
Derivative assets	$2,426	$(1,588)	$(219)	$619
Derivative liabilities	(1,849)	1,588	82	(179)
Total commodity contracts	577	—	(137)	440
Interest rate contracts:
Derivative assets	14	—	—	14
Derivative liabilities	(83)	—	—	(83)
Total interest rate contracts	(69)	—	—	(69)
Total derivative instruments	$508	$—	$(137)	$371

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2012	(In millions)
Commodity contracts:
Derivative assets	$3,303	$(2,024)	$(374)	$905
Derivative liabilities	(2,338)	2,024	28	(286)
Total commodity contracts	965	—	(346)	619
Interest rate contracts:
Derivative assets	3	—	—	3
Derivative liabilities	(143)	—	—	(143)
Total interest rate contracts	(140)	—	—	(140)
Total derivative instruments	$825	$—	$(346)	$479
Accumulated Other Comprehensive Income
The following table summarizes the effects of ASC 815, Derivatives and Hedging, or ASC 815, on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$42	$(66)	$(24)	$41	$(72)	$(31)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(15)	1	(14)	(23)	4	(19)
Mark-to-market of cash flow hedge accounting contracts	(3)	34	31	6	37	43
Accumulated OCI ending balance, net of $4 tax	$24	$(31)	$(7)	$24	$(31)	$(7)
Gains/(losses) expected to be realized from OCI during the next 12 months, net of $10 tax	$26	$(9)	$17	$26	$(9)	$17
Losses recognized in income from the ineffective portion of cash flow hedges	$—	$(1)	$(1)	$(1)	$—	$(1)

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$170	$(47)	$123	$188	$(56)	$132
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(45)	5	(40)	(76)	8	(68)
Mark-to-market of cash flow hedge accounting contracts	(14)	(26)	(40)	(1)	(20)	(21)
Accumulated OCI ending balance, net of $35 tax	$111	$(68)	$43	$111	$(68)	$43
Gains/(losses) expected to be realized from OCI during the next 12 months, net of $45 tax	$93	$(15)	$78	$93	$(15)	$78
(Losses)/gains recognized in income from the ineffective portion of cash flow hedges	$(50)	$2	$(48)	$(51)	$—	$(51)
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
The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges, ineffectiveness on cash flow hedges and trading activity on the Company's statement of operations. The effect of commodity hedges is included within operating revenues and cost of operations and the effect of interest rate hedges is included in interest expense.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012
Unrealized mark-to-market results
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(7)	$(34)	$(32)	$(75)
Reversal of (gain)/loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	(99)	6	(187)	20
Net unrealized gains on open positions related to economic hedges	204	218	55	81
Losses on ineffectiveness associated with open positions treated as cash flow hedges	—	(50)	(1)	(51)
Total unrealized mark-to-market gains/(losses) for economic hedging activities	98	140	(165)	(25)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(1)	—	(29)	(30)
Reversal of loss positions acquired as part of the GenOn acquisitions	2	—	—	—
Net unrealized (losses)/gains on open positions related to trading activity	(13)	8	(26)	36
Total unrealized mark-to-market (losses)/gains for trading activity	(12)	8	(55)	6
Total unrealized gains/(losses)	$86	$148	$(220)	$(19)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012
Unrealized gains/(losses) included in operating revenues	$181	$(113)	$(340)	$(75)
Unrealized (losses)/gains included in cost of operations	(95)	261	120	56
Total impact to statement of operations — energy commodities	$86	$148	$(220)	$(19)
Total impact to statement of operations — interest rate contracts	$4	$(11)	$6	$(12)
The reversal of gain or loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions were valued based upon the forward prices on the acquisition dates.

For the six months ended June 30, 2013, the unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases and sales of natural gas and electricity due to a decrease in forward natural gas and electricity prices.
As of June 30, 2013, NRG had interest rate swaps designated as cash flow hedges on the CVSR solar project. The notional amount on the swaps exceeded the actual debt draws on the project. As such, NRG discontinued cash flow hedge accounting for these contracts and $5 million of loss previously deferred in OCI was recognized in earnings for the three and six months ended June 30, 2013.
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
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or requires the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of June 30, 2013 was $79 million. The collateral required for contracts with credit rating contingent features was $41 million. The Company is also a party to certain marginable agreements where NRG has a net liability position, but the counterparty has not called for the collateral due, which was approximately $33 million as of June 30, 2013.
See Note 4, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 7 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 11, Debt and Capital Leases, to the Company's 2012 Form 10-K.
Long-term debt and capital leases consisted of the following:

	June 30, 2013	December 31, 2012	Current interest rate % (a)
	(In millions, except rates)
NRG recourse debt:
Senior notes, due 2018	$1,130	$1,200	7.625
Senior notes, due 2019	800	800	7.625
Senior notes, due 2019	601	693	8.500
Senior notes, due 2020	1,063	1,100	8.250
Senior notes, due 2021	1,128	1,128	7.875
Senior notes, due 2023	990	990	6.625
Term loan facility, due 2018	2,011	1,573	L+2.00
Indian River Power LLC, tax-exempt bonds, due 2040 and 2045	247	247	5.375 - 6.000
Dunkirk Power LLC, tax-exempt bonds, due 2042	59	59	5.875
Fort Bend County, tax-exempt bonds, due 2038 and 2042	58	28	4.750
Subtotal NRG Recourse Debt	8,087	7,818
NRG non-recourse debt:
GenOn senior notes, due 2014	—	617	7.625
GenOn senior notes, due 2017	791	800	7.875
GenOn senior notes, due 2018	791	801	9.500
GenOn senior notes, due 2020	626	631	9.875
GenOn Americas Generation senior notes, due 2021	506	509	8.500
GenOn Americas Generation senior notes, due 2031	436	437	9.125
NRG Marsh Landing, due 2017 and 2023	500	390	L+2.50 - 2.75
CVSR - High Plains Ranch II LLC, due 2013 and 2037	1,080	786	0.611 - 3.385
NRG West Holdings LLC, due 2023	435	350	L+2.25 - 2.75
Agua Caliente Solar LLC, due 2037	740	640	2.395 - 3.256
Ivanpah Financing, due 2014 and 2038	1,542	1,437	1.116 - 4.256
South Trent Wind LLC, due 2020	70	72	L+2.625
NRG Peaker Finance Co. LLC, bonds, due 2019	175	173	L+1.07
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017 and 2025	130	137	5.95 - 7.31
NRG Solar Alpine LLC, due 2013 and 2022	226	2	L+2.25 - 2.50
NRG Solar Borrego I LLC, due 2024 and 2038	80	—	L+2.50/5.65
NRG Solar Avra Valley LLC	65	66	L+2.25
TA - High Desert LLC, due 2013, 2023 and 2033	82	—	L+2.50/5.15
NRG Solar Kansas South LLC, due 2013 and 2031	59	—	L+2.00 - 2.625
Other	189	200	various
Subtotal NRG Non-Recourse Debt	8,523	8,048
Subtotal long-term debt (including current maturities)	16,610	15,866
Capital leases:
Chalk Point capital lease, due 2015	12	14	8.190
Other	4	3	various
Subtotal long-term debt and capital leases (including current maturities)	16,626	15,883
Less current maturities	737	147
Total long-term debt and capital leases	$15,889	$15,736
(a) As of June 30, 2013, L+ equals 3 month LIBOR plus x%, with the exception of NRG Solar Alpine LLC cash grant loan and NRG Solar Kansas South LLC cash grant bridge loan which are 1 month LIBOR plus x% and NRG Solar Kansas South LLC term loan which is 6 month LIBOR plus x%.

NRG Recourse Debt
Senior Credit Facility
On June 4, 2013, NRG amended the Term Loan Facility to (i) obtain additional financing of $450 million, which was issued at a discount of 99.5%; and (ii) adjust the interest rate from LIBOR plus 2.50% to LIBOR plus 2.00%. In addition, the Company redeemed and re-issued $407 million of the Term Loan Facility to new lenders resulting in a $7 million loss on debt extinguishment, recorded during the three months ended June 30, 2013, which primarily consisted of the write-off of previously deferred financing costs and unamortized discount. The proceeds from the additional $450 million borrowed were used for general corporate purposes, including the redemption of the 2014 GenOn Senior Notes. Debt issuance costs of $23 million and a discount on debt issuance of $4 million will be amortized to interest expense through the maturity date of the Term Loan Facility.
The Company also amended the Revolving Credit Facility to (i) increase the capacity by $211 million to a total of $2.5 billion; (ii) adjust the interest rate to LIBOR plus 2.25%; and (iii) extend the maturity date to July 1, 2018 to coincide with the maturity date of the Term Loan Facility. As a result of the amended Revolving Credit Facility, the Company capitalized debt issuance costs of $4 million, which will be amortized to interest expense through the maturity date of the Revolving Credit Facility. A $3 million loss on debt extinguishment was recorded during the three months ended June 30, 2013 related to the write-off of previously deferred financing costs.
Senior Notes Repurchases
On December 17, 2012, NRG entered into an agreement with a financial institution to repurchase up to $200 million of the Senior Notes in the open market by February 27, 2013.  In the first quarter of 2013, the Company paid $80 million, $104 million, and $42 million, at an average price of 114.179%, 111.700%, and 113.082% of face value, for repurchases of the Company's 2018 Senior Notes, 2019 Senior Notes and 2020 Senior Notes, respectively. A $28 million loss on the debt extinguishment of the 2018 Senior Notes, 2019 Senior Notes and 2020 Senior Notes was recorded during the three months ended March 31, 2013 which primarily consisted of the premiums paid on the repurchases and the write-off of previously deferred financing costs.
NRG Non-Recourse Debt
Redemption of GenOn Senior Notes
In June 2013, the Company redeemed all of the 2014 GenOn Senior Notes with an aggregate outstanding principal amount of $575 million at a redemption price of 106.778% of face value as well as any accrued and unpaid interest as of the redemption date. In connection with the redemption, an $11 million loss on the debt extinguishment of the 2014 GenOn Senior Notes was recorded during the three months ended June 30, 2013 which primarily consisted of a make whole premium payment offset by the write-off of unamortized premium.
Kansas South Facility
In the second quarter of 2013, the Company, through its wholly-owned subsidiary, NRG Solar PV LLC, acquired Kansas South, a 20 MW utility-scale photovoltaic solar facility located in Kings County, California, shortly before commercial operation. In June 2013, NRG recorded $59 million of non-recourse project level debt under the Kansas South Facility which includes a $38 million term loan due 2031 and a $21 million cash grant bridge loan due the earlier of 10 days after receipt of the cash grant or November 2013. The term loan has an interest rate of 6 month LIBOR plus an applicable margin of 2.625% and increases by 0.25% every four years. The cash grant bridge loan has an interest rate of 1 month LIBOR plus an applicable margin of 2.00%. The term loan amortizes on a predetermined schedule and is secured by all of the assets of Kansas South. As of June 30, 2013, $4 million of letters of credit were issued under the Kansas South Facility.
NRG Repowering Holdings LLC Facility
In June 2013, $82 million of letters of credit issued under the NRG Repowering Holdings LLC Facility were returned to the Company. In July 2013, the NRG Repowering Holding LLC Facility was terminated and the Company issued replacement letters of credit under its Revolving Credit Facility.
Marsh Landing Credit Agreement Term Conversion
In May 2013, Marsh Landing met the conditions under the credit agreement to convert the construction loan for the facility to a term loan which will amortize on a predetermined basis. Prior to term conversion, the Company drew the remaining funds available under the facility in order to pay costs due for construction. The Company issued a $26 million letter of credit under the facility in support of its debt service requirements.

Alpine Financing
In March 2012, NRG Solar Alpine LLC, a wholly owned subsidiary of NRG, entered into a credit agreement with a group of lenders for a $166 million construction loan that will convert to a term loan upon completion of the project and a $68 million cash grant loan. In January 2013, the credit agreement was amended reducing the cash grant loan to $63 million. In March 2013, NRG Solar Alpine LLC met the conditions under the credit agreement to convert the construction loan for the facility to a term loan. Immediately prior to the conversion, the Company drew an additional $164 million under the construction loan and $62 million under the cash grant loan. The term loan amortizes on a predetermined schedule with final maturity in November 2022. As of June 30, 2013, $164 million was outstanding under the term loan, $62 million under the cash grant loan, and $36 million of letters of credit were issued under the credit agreement.
Borrego Financing
In March 2013, NRG, through its wholly-owned subsidiary, NRG Solar Borrego I LLC, or Borrego, entered into a credit agreement with a group of lenders, or the Borrego Financing Agreement, for $45 million of 5.65% fixed rate notes and a $36 million term loan. The term loan has an interest rate of 3 month LIBOR plus an applicable margin of 2.50%, which escalates 0.25% on the fourth and eighth anniversary of the closing date. The fixed rate notes mature in February 2038 and the term loan matures in December 2024. Both amortize based upon predetermined schedules. The Borrego Financing Agreement also includes a letter of credit facility on behalf of Borrego of up to $5 million. Borrego pays an availability fee of 100% of the applicable margin on issued letters of credit. As of June 30, 2013, $45 million was outstanding under the fixed rate notes, $35 million was outstanding under the term loan, and $5 million of letters of credit in support of the project were issued.
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
High Desert Facility
In the first quarter of 2013, the Company, through its wholly-owned subsidiary, NRG Solar PV LLC, acquired High Desert, a 20 MW utility-scale photovoltaic solar facility located in Lancaster, California, shortly before commercial operation.  As part of the acquisition of High Desert, NRG recorded $82 million of non-recourse project level debt in March 2013 issued under the High Desert Facility which is comprised of $53 million of fixed rate notes due 2033 at an interest rate of 5.15%, $7 million of floating rate notes due 2023, $22 million of bridge notes due the earlier of 10 days after receipt of the cash grant or November 2013 and a revolving facility of $12 million. The floating rate notes, bridge notes and revolving facility have an interest rate of 3 month LIBOR plus 2.50%. The revolving facility can be used for cash or for the issuance of up to $9 million in letters of credit. As of June 30, 2013, $9 million of letters of credit were issued under the revolving facility.  The notes amortize on predetermined schedules and are secured by all of the assets of High Desert.
NRG Yield Revolving Credit Facility
In connection with the initial public offering of Class A common stock of NRG Yield in July 2013, as further described in Note 1, Basis of Presentation, NRG Yield LLC and its direct wholly-owned subsidiary, NRG Yield Operating LLC, entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. The NRG Yield revolving credit facility can be used for cash or for the issuance of letters of credit.

Note 8 — Variable Interest Entities
NRG has interests in entities that are considered VIEs under ASC 810, Consolidation, but NRG is not considered the primary beneficiary.  NRG accounts for its interests in these entities under the equity method of accounting.
GenConn Energy LLC — Through its subsidiary, NRG Connecticut Peaking Development LLC, NRG owns a 50% interest in GenConn, a limited liability company which owns and operates two 200 MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $123 million as of June 30, 2013.
Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. NRG's maximum exposure to loss is limited to its equity investment, which was $90 million as of June 30, 2013.
Texas Coastal Ventures LLC — NRG owns a 50% interest in Texas Coastal Ventures, a joint venture with Hilcorp Energy I, L.P., through its subsidiary Petra Nova LLC. NRG's maximum exposure to loss is limited to its equity investment, which was $60 million as of June 30, 2013.
Note 9 — Changes in Capital Structure
As of June 30, 2013, and December 31, 2012, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common shares issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2012	399,112,616	(76,505,718)	322,606,898
Shares issued under LTIP	872,573	—	872,573
Shares issued under ESPP	—	61,219	61,219
Shares repurchased under Capital Allocation Program	—	(972,292)	(972,292)
Balance as of June 30, 2013	399,985,189	(77,416,791)	322,568,398
Employee Stock Purchase Plan
In July 2013, 69,396 shares of NRG common stock were issued to employee accounts from treasury stock under the ESPP.
2013 Capital Allocation Program
The Company announced its intention to increase the annual common stock dividend by 33%, to $0.48 per share. The following table lists the dividends paid during 2013:

	First Quarter 2013	Second Quarter 2013
Dividends per Common Share	$0.09	$0.12
On July 19, 2013, NRG declared a quarterly dividend on the Company's common stock of $0.12 per share, payable on August 15, 2013, to shareholders of record as of August 1, 2013.
In addition, the Company is authorized to repurchase $200 million of its common stock in 2013 under the 2013 Capital Allocation Program. During the first quarter, the Company purchased 972,292 shares of NRG common stock for approximately $25 million at an average cost of $25.88 per share. The Company intends to complete its remaining $175 million of share repurchases by the end of 2013.
The Company's common stock dividend and share repurchases are subject to available capital, market conditions, and compliance with associated laws and regulations.

Note 10 — Earnings/(Loss) Per Share
Basic earnings/(loss) per common share is computed by dividing net income/(loss) less accumulated preferred stock dividends by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings/(loss) per share is computed in a manner consistent with that of basic earnings/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
The reconciliation of NRG's basic and diluted earnings/(loss) per share is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Basic earnings/(loss) per share attributable to NRG common stockholders
Net income/(loss) attributable to NRG Energy, Inc.	$130	$251	$(198)	$44
Dividends for preferred shares	3	3	5	5
Income/(loss) Available for Common Stockholders	$127	$248	$(203)	$39
Weighted average number of common shares outstanding	323	228	323	228
Earnings/(loss) per weighted average common share — basic	$0.39	$1.09	$(0.63)	$0.17
Diluted earnings/(loss) per share attributable to NRG common stockholders
Weighted average number of common shares outstanding	323	228	323	228
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	4	1	—	1
Total dilutive shares	327	229	323	229
Earnings/(loss) per weighted average common share — diluted	$0.39	$1.08	$(0.63)	$0.17
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted earnings/(loss) per share:

	Three months ended June 30,		Six months ended June 30,
(In millions of shares)	2013	2012	2013	2012
Equity compensation plans	2	9	11	9
Embedded derivative of 3.625% redeemable perpetual preferred stock	16	16	16	16
Total	18	25	27	25

Note 11 — Segment Reporting
Effective in June 2013, the Company's segment structure and its allocation of corporate expenses were updated to reflect how management currently makes financial decisions and allocates resources. The Company has recast data from prior periods to reflect this change in reportable segments to conform to the current year presentation. The Company's businesses are primarily segregated based on the Retail Business, conventional power generation, alternative energy businesses, NRG Yield, and corporate activities.  Within NRG's conventional power generation operations, there are distinct components with separate operating results and management structures for the following geographical regions: Texas, East, South Central, West and Other, which includes its international businesses and maintenance services.  The Company's alternative energy businesses include solar and wind assets, excluding those in the NRG Yield segment, electric vehicle services and the carbon capture business.  NRG Yield includes certain of the Company's contracted generation assets including three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities, two portfolios of distributed solar facilities and thermal infrastructure assets. Intersegment sales are accounted for at market.

(In millions)		Conventional Power Generation
Three months ended June 30, 2013	Retail(a)	Texas(a)	East(a)	South(a) Central	West(a)	Other(a)	Alternative Energy(a)	NRG Yield(a)	Corporate(a)(b)	Elimination	Total
Operating revenues	$1,535	$747	$826	$216	$124	$36	$58	$79	$9	$(701)	$2,929
Depreciation and amortization	36	112	79	25	11	1	27	9	5	—	305
Equity in earnings/(losses) of unconsolidated affiliates	—	—	—	2	1	1	(1)	2	—	3	8
(Loss)/income before income taxes	(82)	169	142	6	37	(2)	(25)	34	(206)	3	76
Net (loss)/income attributable to NRG Energy, Inc.	$(82)	$169	$142	$6	$37	$(3)	$(29)	$33	$(143)	$—	$130
Total assets as of June 30, 2013	$3,356	$10,487	$7,869	$2,103	$1,447	$350	$6,035	$2,074	$5,047	$(4,276)	$34,492

(a) Includes intersegment sales and derivative gains and (losses) of:	$1	$592	$67	$14	$3	$17	$7	$—	$—
(b) Includes loss on debt extinguishment of $21 million.

(In millions)		Conventional Power Generation
Three months ended June 30, 2012	Retail(c)	Texas(c)	East(c)	South(c) Central	West(c)	Other(c)	Alternative Energy(c)	NRG Yield(c)	Corporate(c)	Elimination	Total
Operating revenues	$1,470	$127	$176	$210	$56	$67	$27	$42	$4	$(13)	$2,166
Depreciation and amortization	44	114	32	23	3	—	10	6	2	—	234
Equity in earnings of unconsolidated affiliates	—	—	—	—	4	1	3	6	—	—	14
Income/(loss) before income taxes	797	(427)	(13)	11	21	9	(5)	(2)	(145)	—	246
Net income/(loss) attributable to NRG Energy, Inc.	$797	$(427)	$(13)	$11	$21	$7	$(14)	$(1)	$(130)	$—	$251

(c) Includes intersegment sales and derivative gains and (losses) of:	$—	$(21)	$10	$—	$—	$23	$4	$—	$—

(In millions)		Conventional Power Generation
Six months ended June 30, 2013	Retail(d)	Texas(d)	East(d)	South(d) Central	West(d)	Other(d)	Alternative Energy(d)	NRG Yield(d)	Corporate(d)(e)	Elimination	Total
Operating revenues	$2,766	$831	$1,421	$412	$213	$72	$94	$132	$17	$(948)	$5,010
Depreciation and amortization	68	224	157	49	24	2	51	19	9	—	603
Equity in earnings/(losses) of unconsolidated affiliates	—	—	—	2	2	2	(4)	6	—	3	11
Income/(loss) before income taxes	287	(257)	(17)	(1)	30	1	(50)	45	(441)	3	(400)
Net income/(loss) attributable to NRG Energy, Inc.	$287	$(257)	$(17)	$(1)	$30	$—	$(55)	$40	$(225)	$—	$(198)

(d) Includes intersegment sales and derivative gains and (losses) of:	$2	$821	$58	$16	$3	$33	$11	—	$4
(e) Includes loss on debt extinguishment of $49 million.

(In millions)		Conventional Power Generation
Six months ended June 30, 2012	Retail(f)	Texas(f)	East(f)	South(f) Central	West(f)	Other(f)	Alternative Energy(f)	NRG Yield(f)	Corporate(f)	Elimination	Total
Operating revenues	$2,636	$585	$324	$383	$98	$124	$42	$86	$7	$(257)	$4,028
Depreciation and amortization	85	228	64	46	5	—	19	12	5	—	464
Equity in earnings of unconsolidated affiliates	—	—	—	—	2	5	6	9	—	—	22
Income/(loss) before income taxes	804	(501)	(61)	(19)	7	17	(19)	6	(314)	—	(80)
Net income/(loss) attributable to NRG Energy, Inc.	$804	$(501)	$(61)	$(19)	$7	$13	$(29)	$4	$(174)	$—	$44

(f) Includes intersegment sales and derivative gains and (losses) of:	$—	$161	$45	$—	$—	$43	$8	—	$—

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2013	2012	2013	2012
Income/(loss) before income taxes	$76	$246	(400)	$(80)
Income tax benefit	(61)	(13)	(210)	(133)
Effective tax rate	(80.3)%	(5.3)%	52.5%	166.3%
For the three and six months ended June 30, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of ITCs from the Company's Agua Caliente solar project in Arizona and the impact of non-taxable equity earnings.
For the three and six months ended June 30, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of ITCs from the Company's Agua Caliente solar project in Arizona.
Uncertain tax benefits
As of June 30, 2013, NRG has recorded a non-current tax liability of $72 million for uncertain tax benefits from positions taken on various state tax returns, including accrued interest. NRG has accrued interest related to these uncertain tax benefits of $2 million for the six months ended June 30, 2013, and has accrued $17 million of interest and penalties since adoption. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. The Company is not subject to U.S. federal income tax examinations for years prior to 2007 except for certain subsidiaries under examination for the 2002 year. With few exceptions, state and local income tax examinations are no longer open for years before 2004. The Company's primary foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2004.
Note 13 — Commitments and Contingencies
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn acquisition as well as assets in NRG Yield, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of June 30, 2013, hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
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
In a related matter, soon after the filing of the above referenced U.S. DOJ lawsuit, LaGen sought insurance coverage from its insurance carrier, Illinois Union Insurance Company, or ILU. ILU denied coverage and refused to provide a defense for LaGen, and thereafter LaGen filed a lawsuit in federal district court in the Middle District of Louisiana (which was consolidated with a prior suit filed by ILU) seeking a declaration that ILU must provide coverage to LaGen for the defense costs incurred in defending the U.S. DOJ lawsuit as well as indemnity costs.  LaGen and ILU both filed motions for summary judgment and on January 30, 2012, the court issued an order granting LaGen's motion finding that ILU had a duty to defend LaGen. On May 25, 2012, ILU filed a petition with the U.S. Court of Appeals for the Fifth Circuit seeking to appeal the trial court's summary judgment ruling. The Fifth Circuit heard oral argument on March 6, 2013. On May 15, 2013, the Fifth Circuit affirmed the district court's ruling that ILU owes the Company a duty to defend. On May 29, 2013, ILU filed a petition for rehearing. The Fifth Circuit denied ILU's petition for rehearing on June 12, 2013.
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
Global Warming
In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a suit in the United States District Court for the Northern District of California against GenOn and 23 other electric generating and oil and gas companies. The lawsuit sought damages of up to $400 million for the cost of relocating the village allegedly because of global warming caused by the greenhouse gas emissions of the defendants. In late 2009, the District Court ordered that the case be dismissed and the plaintiffs appealed. In September 2012, the United States Court of Appeals for the Ninth Circuit dismissed plaintiffs' appeal. In October 2012, the plaintiffs petitioned for en banc rehearing of the case; which petition was denied in November 2012. In February 2013, plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the U.S. Court of Appeals. In May 2013, the U.S. Supreme Court denied plaintiffs' petition, thereby ending the case.
Actions Pursued by MC Asset Recovery
With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes.
Under one of the remaining actions transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to GenOn Energy Holdings' bankruptcy proceedings.  In December 2010, the United States District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the United States District Court's dismissal of its complaint against the Commerzbank Defendants to the United States Court of Appeals for the Fifth Circuit.  In March 2012, the United States Court of Appeals for the Fifth Circuit reversed the United States District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in GenOn Energy Holdings' bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.

Pending Natural Gas Litigation
NRG's subsidiary, GenOn, is party to five lawsuits, several of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the United States District Court for the District of Nevada, which is handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit reversed the decision of the United States District Court for the District of Nevada. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs filed a petition for certiorari to the United States Supreme Court. In June 2013, the U.S. Supreme Court denied the petition for certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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
In December 2007, the NJDEP sued GenOn in the United States District Court for the Eastern District of Pennsylvania, alleging that new source review violations occurred at the Portland generating facility. The suit sought installation of BACT for each pollutant, to enjoin GenOn from operating the generating facility if it is not in compliance with the CAA and civil penalties. The suit also named past owners of the plant as defendants, but the claims against the past owners have since been dismissed. In March 2009, the Connecticut Department of Energy and Environmental Protection became an intervening party to the suit. The Company believes that the work listed by the EPA and the work subject to the NJDEP suit were conducted in compliance with applicable regulations. The parties appeared for mediation before the magistrate judge on April 10, 2013. The parties reached a settlement in principle of this matter on that date.  On May 15, 2013, the parties submitted an agreed upon proposed Consent Decree to the court. No objections to the proposed Consent Decree were filed. On July 18, 2013 the court entered the Consent Decree resolving the matter.
In addition, the NJDEP filed two administrative petitions with the EPA in 2010 alleging that the Portland generating facility's emissions were significantly contributing to nonattainment and/or interfering with the maintenance of certain NAAQS in New Jersey. In November 2011, the EPA published a final rule in response to one of the petitions that required the two coal-fired units to reduce maximum allowable SO2 emissions by about 60% starting in January 2013. In January 2012, the Company challenged the rule in the United States Court of Appeals for the Third Circuit. On July 12, 2013, the Third Circuit denied the Company's petition seeking review. The Company has several compliance options until June 1, 2014 that include using lower sulfur coals (although this may at times reduce how much the Company is able to generate) or running just one unit at a time.
Cheswick Class Action Complaint
In April 2012, a putative class action lawsuit was filed in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents. The Company disputes these allegations. Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief. Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the Company's plant. In July 2012, the Company removed the lawsuit to the United States District Court for the Western District of Pennsylvania. In October 2012, the court granted the Company's motion to dismiss, which Plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit. The Third Circuit heard oral argument on June 25, 2013.

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
Ormond Beach Alleged Federal Clean Water Act Violations
In October 2012, the Wishtoyo Foundation, a California-based cultural and environmental advocacy organization, through its Ventura Coastkeeper Program, filed suit in the United States District Court for the Central District of California regarding alleged violations of the CWA associated with discharges of stormwater from the Ormond Beach generating facility. The Wishtoyo Foundation alleged that elevated concentrations of pollutants in stormwater discharged from the Ormond Beach generating facility were affecting adjacent aquatic resources in violation of (a) the Statewide General Industrial Stormwater permit (a general National Pollution Discharge Elimination System permit issued by the California State Water Resources Control Board that authorizes stormwater discharges from industrial facilities in California) and (b) the state's Porter-Cologne Water Quality Control Act. The Wishtoyo Foundation further alleged that the Company had not implemented effective stormwater control and treatment measures and that the Company had not complied with the sampling and reporting requirements of the General Industrial Stormwater permit. The Company settled this matter in May 2013 and agreed to make operational changes and pay $79,000 in legal fees, $65,000 for supplemental environmental projects, and $15,000 for monitoring costs.
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
Energy Plus Holdings, LLC Purported Class Actions
Energy Plus Holdings, LLC is a defendant in six purported class action lawsuits, two in New York, two in New Jersey, and two in Pennsylvania. On February 28, 2013, Energy Plus entered into a settlement agreement with plaintiffs to resolve all of the claims in the six pending suits, subject to court approval.  On March 26, 2013, the United States District Court, Southern District of New York, entered an order preliminarily approving the settlement and scheduling a final approval hearing for July 23, 2013. The hearing was held on that date.  Energy Plus continues to cooperate with the Connecticut Attorney General and Office of Consumer Counsel and the State of New York Office of Attorney General to resolve issues related to Energy Plus's sales, marketing and business practices raised by the class actions.  Energy Plus and the Connecticut Attorney General and Office of Consumer Counsel have been involved in settlement discussions and their efforts to reach a resolution continue.
Purported Class Actions related to July 22, 2012 Announcement of NRG/GenOn Merger Agreement
NRG was named as a defendant in eight purported class actions in Texas and Delaware, related to its announcement of its agreement to acquire all outstanding shares of GenOn. These cases were consolidated into one state court case in each of Delaware and Texas and a federal court case in Texas. The plaintiffs generally alleged breach of fiduciary duties, as well as conspiracy, aiding and abetting breaches of fiduciary duties. Plaintiffs generally sought to: be certified as a class; enjoin the merger; direct the defendants to exercise their fiduciary duties; rescind the acquisition and be awarded attorneys' fees costs and other relief that the court deems appropriate. Plaintiffs also demanded that there be additional disclosures regarding the merger terms. On October 24, 2012, the parties to the Delaware state court case executed a Memorandum of Understanding to resolve the Delaware purported class action lawsuit. In March 2013, the parties finalized the settlement of the Delaware action. On June 3, 2013, the court approved the Delaware class action settlement thereby ending the Delaware lawsuit.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic
On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent NRG a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013 the MDE sent the Company a similar letter with respect to the Chalk Point and Dickerson facilities, threatening to sue within 60 days if the Company does not bring itself into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the United States District Court for the District of Maryland alleging violations of the Clean Water Act and Maryland environmental laws related to water. The lawsuit seeks injunctive relief and civil penalties.
Huntley Power LLC Subpoena
Huntley Power LLC was served with a subpoena on May 13, 2013 from the U.S. Department of Justice requesting information regarding the plant's use and handling of diesel fuel. The Company is cooperating with the U.S Department of Justice to address the issues related to the use and handling of diesel fuel.

Texas Franchise Audit
During the second quarter of 2013, the Company settled the Texas Franchise tax dispute with the state relating to years 2001 through 2007. Prior to the GenOn acquisition, the State of Texas issued franchise tax assessments against GenOn as a result of its audit indicating an underpayment of franchise tax of $72 million (including interest and penalties through June 30, 2013 of $29 million). These assessments relate primarily to a claim by Texas that would change the sourcing of intercompany receipts thereby increasing the amount of tax due. GenOn disagreed with most of the State's assessment and its determination and had accordingly accrued a portion of the liability but had protested the entire assessment.  In June 2013, the Company settled the matter with the State by agreeing to pay $11 million on issues arising from the audit, and reversed the remainder of the accrual. The reversal was recorded as a measurement period adjustment to the amounts recognized on the acquisition date.
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
East Region
Reliability Must Run Agreements for Elrama and Niles — In May 2012, GenOn filed with FERC an RMR rate schedule governing operation of unit 4 of the Elrama generating facility and unit 1 of the Niles generating facility.  PJM determined that each of these units was needed past its planned deactivation date of June 1, 2012 to maintain transmission system reliability on the PJM system pending the completion of transmission upgrades.  The RMR rate schedule sets forth the terms, conditions and cost-based rates under which GenOn operated the units for reliability purposes through September 30, 2012, the date PJM indicated the units would no longer be needed for reliability.  In July 2012, FERC accepted GenOn's RMR rate schedule subject to hearing and settlement procedures.  In the settlement discussions ordered by FERC, or in any subsequent hearing, the Company's RMR rate schedule may be modified from that which was filed.  The rates GenOn charged are subject to refund pending a ruling or settlement. The Company filed a settlement of all outstanding issues in May 2013, which several parties are contesting. Any eventual settlement must be approved by FERC.
Retail
MISO SECA — Green Mountain Energy previously provided competitive retail energy supply in the MISO region during the relevant period of January 1, 2002, to December 31, 2005.  By order dated November 18, 2004, the FERC eliminated certain regional through-and-out transmission rates charged by transmission owners in MISO and PJM. In order to temporarily compensate the transmission owners for lost revenues, FERC ordered MISO, PJM and their respective transmission owners to revamp the way that ISOs manage certain cross-system congestion costs, known as Seams Elimination Charge/Cost Adjustments/Assignments, or SECA, charges effective December 1, 2004, through March 31, 2006.  The tariff amendments filed by MISO and the MISO transmission owners allocated certain SECA charges to various zones and sub-zones within MISO, including a sub-zone called the Green Mountain Energy Company Sub-zone.  During several years of extensive litigation before the FERC, several transmission owners sought to recover SECA charges from Green Mountain Energy. Green Mountain Energy denied responsibility for any SECA charges and did not pay any asserted SECA charges.
On May 21, 2010, the FERC issued two orders, including its Order on Initial Decision, in which FERC determined that approximately $22 million plus interest of SECA charges were owed not by Green Mountain Energy but rather by BP Energy - one of Green Mountain Energy's suppliers during the period at issue.  On August 19, 2010, the transmission owners and MISO made compliance filings in accordance with FERC's Orders allocating SECA charges to a BP Energy Sub-zone, and making no allocation to a Green Mountain Energy sub-zone.  FERC has not yet ruled on those compliance filings.
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

West Region
California Station Power — On December 18, 2012, in Calpine Corporation v. FERC, the U.S. Court of Appeals for the D.C. Circuit upheld a decision by FERC disclaiming jurisdiction over how the states impose retail station power charges. The CPUC may now establish retail charges for future station power consumption. Due to reservation-of-rights language in the California utilities' state-jurisdictional station power tariffs, the court's ruling arguably requires California generators to pay state-imposed retail charges back to the date of enrollment by the facilities in the CAISO's station period program (February 1, 2009, for the Company's Encina and El Segundo facilities; March 1, 2009, for the Company's Long Beach facility).
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
Environmental Capital Expenditures
Based on current rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2013 through 2017 required to comply with environmental laws will be approximately $522 million which includes $208 million for GenOn. These costs are primarily associated with (i) controls to satisfy MATS and the recent NSR settlement at Big Cajun II; (ii) controls to satisfy MATS at W.A. Parish, Limestone and Conemaugh; and (iii) NOx controls for Sayreville and Gilbert. The decrease from NRG's previous estimate, as disclosed in the Company's 2012 Form 10‑K, is related to changes in technology related to complying with MATS and the NSR settlement at Big Cajun II, and the selection of more cost-effective environmental compliance solutions at Cheswick. NRG continues to explore cost-effective compliance alternatives to further reduce costs.
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
The EPA released CSAPR on July 7, 2011, which was scheduled to replace CAIR on January 1, 2012. On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating CSAPR and keeping CAIR in place until the EPA can replace it. The EPA petitioned the Supreme Court seeking review of this decision, which petition was granted. The Court of Appeals decision was beneficial to the Company as it eliminated an SO2 allowance reduction which was to have occurred before the MATS compliance date. While NRG is unable to predict the final outcome of the ongoing litigation of the replacement rule, the Company's investment in pollution controls and cleaner technologies coupled with planned strategic plant retirements leaves the fleet well positioned for compliance.
East Region
The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review,” or NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating facilities violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station. NRG believes the suits are without merit and the subject work was conducted in compliance with applicable regulations. The Shawville, Niles and Portland generating units that are the subject of the NOVs are scheduled for retirement soon. Additionally, in April 2013, the Connecticut Department of Energy and Environmental Protection issued four NOVs alleging that past work at oil-fired combustion turbines at the Torrington Terminal, Franklin, Branford and Middletown violated regulations regarding NSR.

In 2008, the PADEP issued an NOV related to the inactive Monarch mine where low-volume wastewater from the Cheswick Generating Station and ash leachate was historically disposed. Resolution of the NOV could result in operational requirements such as pumping a minimum volume of water from the mine and a penalty in excess of $100,000.
In January 2006, NRG's Indian River Operations, Inc. was notified that it may be a potentially responsible party with respect to Burton Island Old Ash Landfill, a historic captive landfill located at the Indian River facility. On October 1, 2007, NRG signed an agreement with DNREC to investigate the site through the Voluntary Clean-up Program. On February 4, 2008, DNREC issued findings that no further action is required in relation to surface water and that a previously planned shoreline stabilization project would satisfactorily address shoreline erosion. The landfill itself required a Remedial Investigation and Feasibility Study to determine the type and scope of any additional required work. The DNREC approved the Feasibility Study in December 2012 and a proposed Plan of Remediation is under development at the DNREC. A final remedy based on the approved study should be consistent with the NRG reserve and should not be material. On May 29, 2008, DNREC requested that NRG's Indian River Operations, Inc. participate in the development and performance of a Natural Resource Damage Assessment at the Burton Island Old Ash Landfill. NRG is currently working with DNREC and other trustees to close out the assessment process.
The MDE sued GenOn for alleged violations of water pollution laws at three fly ash disposal sites in Maryland: Faulkner (2008/2011), Brandywine (2010) and Westland (2012). On April 30, 2013, the court approved the consent decree resolving these issues. GenOn has discontinued use of the Faulkner disposal site and opened a new, state of the art carbon burnout facility at its Morgantown plant that allows greater beneficial reuse (as a cement substitute).
For further discussion of these matters, refer to Note 13, Commitments and Contingencies.
South Central Region
In 2009, the U.S. DOJ, on behalf of the EPA, and later the Louisiana Department of Environmental Quality on behalf of the state of Louisiana, sued LaGen in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. On March 6, 2013, the court entered a Consent Decree resolving the matter. In addition to a fine of $3.5 million and mitigation projects totaling $10.5 million, the terms of the agreement include: (i) annual emission caps for NOx and SO2; (ii) installation of SNCRs on Units 1, 2 and 3 by May 1, 2014; (iii) installation of DSI on Unit 1 by April 15, 2015 followed by a further reduction in SO2 in March 2025; (iv) conversion of Unit 2 to natural gas; and (v) surrender of any excess allowances associated with the NRG owned portion of the plant. For further discussion of this matter, refer to Note 13, Commitments and Contingencies.

Note 16 — Condensed Consolidating Financial Information
As of June 30, 2013, the Company had outstanding $5.7 billion of Senior Notes due from 2018 - 2023, as shown in Note 7, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2013:

Allied Warranty LLC	NEO Freehold-Gen LLC	NRG Power Marketing LLC
Arthur Kill Power LLC	NEO Power Services Inc.	NRG Reliability Solutions LLC
Astoria Gas Turbine Power LLC	New Genco GP, LLC	NRG Renter's Protection LLC
Cabrillo Power I LLC	Norwalk Power LLC	NRG Retail LLC
Cabrillo Power II LLC	NRG Affiliate Services Inc.	NRG Rockford Acquisition LLC
Carbon Management Solutions LLC	NRG Artesian Energy LLC	NRG Saguaro Operations Inc.
Clean Edge Energy LLC	NRG Arthur Kill Operations Inc.	NRG Security LLC
Conemaugh Power LLC	NRG Astoria Gas Turbine Operations Inc.	NRG Services Corporation
Connecticut Jet Power LLC	NRG Bayou Cove LLC	NRG SimplySmart Solutions LLC
Cottonwood Development LLC	NRG Cabrillo Power Operations Inc.	NRG South Central Affiliate Services Inc.
Cottonwood Energy Company LP	NRG California Peaker Operations LLC	NRG South Central Generating LLC
Cottonwood Generating Partners I LLC	NRG Cedar Bayou Development Company, LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners II LLC	NRG Connecticut Affiliate Services Inc.	NRG South Texas LP
Cottonwood Generating Partners III LLC	NRG Construction LLC	NRG Texas C&I Supply LLC
Cottonwood Technology Partners LP	NRG Development Company Inc.	NRG Texas Gregory LLC
Devon Power LLC	NRG Devon Operations Inc.	NRG Texas Holding Inc.
Dunkirk Power LLC	NRG Dispatch Services LLC	NRG Texas LLC
Eastern Sierra Energy Company LLC	NRG Dunkirk Operations Inc.	NRG Texas Power LLC
El Segundo Power, LLC	NRG El Segundo Operations Inc.	NRG Unemployment Protection LLC
El Segundo Power II LLC	NRG Energy Labor Services LLC	NRG Warranty Services LLC
Elbow Creek Wind Project LLC	NRG Energy Services Group LLC	NRG West Coast LLC
Energy Alternatives Wholesale, LLC	NRG Energy Services LLC	NRG Western Affiliate Services Inc.
Energy Plus Holdings LLC	NRG Generation Holdings, Inc.	O'Brien Cogeneration, Inc. II
Energy Plus Natural Gas LLC	NRG Home & Business Solutions LLC	ONSITE Energy, Inc.
Energy Protection Insurance Company	NRG Home Solutions LLC	Oswego Harbor Power LLC
Everything Energy LLC	NRG Home Solutions Product LLC	RE Retail Receivables, LLC
GCP Funding Company, LLC	NRG Homer City Services LLC	Reliant Energy Northeast LLC
Green Mountain Energy Company	NRG Huntley Operations Inc.	Reliant Energy Power Supply, LLC
Green Mountain Energy Company	NRG Identity Protect LLC	Reliant Energy Retail Holdings, LLC
(NY Com) LLC	NRG Ilion Limited Partnership	Reliant Energy Retail Services, LLC
Green Mountain Energy Company	NRG Ilion LP LLC	RERH Holdings, LLC
(NY Res) LLC	NRG International LLC	Saguaro Power LLC
Huntley Power LLC	NRG Maintenance Services LLC	Somerset Operations Inc.
Independence Energy Alliance LLC	NRG Mextrans Inc.	Somerset Power LLC
Independence Energy Group LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco Financing Corp.
Independence Energy Natural Gas LLC	NRG Middletown Operations Inc.	Texas Genco GP, LLC
Indian River Operations Inc.	NRG Montville Operations Inc.	Texas Genco Holdings, Inc.
Indian River Power LLC	NRG New Jersey Energy Sales LLC	Texas Genco LP, LLC
Keystone Power LLC	NRG New Roads Holdings LLC	Texas Genco Operating Services, LLC
Langford Wind Power, LLC	NRG North Central Operations Inc.	Texas Genco Services, LP
Lone Star A/C & Appliance Repair, LLC	NRG Northeast Affiliate Services Inc.	US Retailers LLC
Louisiana Generating LLC	NRG Norwalk Harbor Operations Inc.	Vienna Operations Inc.
Meriden Gas Turbines LLC	NRG Operating Services, Inc.	Vienna Power LLC
Middletown Power LLC	NRG Oswego Harbor Power Operations Inc.	WCP (Generation) Holdings LLC
Montville Power LLC	NRG PacGen Inc.	West Coast Power LLC
NEO Corporation

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,171	$850	$—	$(92)	$2,929
Operating Costs and Expenses
Cost of operations	1,647	500	—	(88)	2,059
Depreciation and amortization	207	95	3	—	305
Selling, general and administrative	110	90	17	(4)	213
Acquisition-related transaction and integration costs	—	(19)	56	—	37
Development activity expenses	—	6	14	—	20
Total operating costs and expenses	1,964	672	90	(92)	2,634
Operating Income/(Loss)	207	178	(90)	—	295
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	20	—	211	(231)	—
Equity in earnings of unconsolidated affiliates	1	4	—	3	8
Other income, net	1	(2)	1	—	—
Loss on debt extinguishment	—	(11)	(10)	—	(21)
Interest expense	(5)	(77)	(124)	—	(206)
Total other income/(expense)	17	(86)	78	(228)	(219)
Income/(Loss) Before Income Taxes	224	92	(12)	(228)	76
Income tax expense/(benefit)	65	16	(142)	—	(61)
Net Income	159	76	130	(228)	137
Less: Net income attributable to noncontrolling interest	—	4	—	3	7
Net Income attributable to NRG Energy, Inc.	$159	$72	$130	$(231)	$130

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$3,761	$1,375	$—	$(126)	$5,010
Operating Costs and Expenses
Cost of operations	2,905	1,027	7	(115)	3,824
Depreciation and amortization	411	186	6	—	603
Selling, general and administrative	225	144	84	(11)	442
Acquisition-related transaction and integration costs	—	—	69	—	69
Development activity expenses	—	10	26	—	36
Total operating costs and expenses	3,541	1,367	192	(126)	4,974
Operating Income/(Loss)	220	8	(192)	—	36
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	21	(4)	54	(71)	—
Equity in earnings of unconsolidated affiliates	2	6	—	3	11
Other income, net	2	—	2	—	4
Loss on debt extinguishment	—	(11)	(38)	—	(49)
Interest expense	(10)	(141)	(251)	—	(402)
Total other income/(expense)	15	(150)	(233)	(68)	(436)
Income/(Loss) Before Income Taxes	235	(142)	(425)	(68)	(400)
Income tax expense/(benefit)	86	(69)	(227)	—	(210)
Net Income/(Loss)	149	(73)	(198)	(68)	(190)
Less: Net income attributable to noncontrolling interest	—	5	—	3	8
Net Income/(Loss) attributable to NRG Energy, Inc.	$149	$(78)	$(198)	$(71)	$(198)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$159	$76	$130	$(228)	$137
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(32)	44	(15)	20	17
Foreign currency translation adjustments, net	—	(15)	(4)	—	(19)
Defined benefit plan, net	—	25	(5)	—	20
Other comprehensive (loss)/income	(32)	54	(24)	20	18
Comprehensive income	127	130	106	(208)	155
Less: Comprehensive income attributable to noncontrolling interest	—	9	—	(2)	7
Comprehensive income attributable to NRG Energy, Inc.	127	121	106	(206)	148
Dividends for preferred shares	—	—	3	—	3
Comprehensive income available for common stockholders	$127	$121	$103	$(206)	$145

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Six Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$149	$(73)	$(198)	$(68)	$(190)
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(41)	49	(8)	24	24
Foreign currency translation adjustments, net	—	(15)	(4)	—	(19)
Available-for-sale securities, net	—	—	2	—	2
Defined benefit plan, net	—	25	—	—	25
Other comprehensive (loss)/income	(41)	59	(10)	24	32
Comprehensive income/(loss)	108	(14)	(208)	(44)	(158)
Less: Comprehensive income attributable to noncontrolling interest	—	10	—	(2)	8
Comprehensive income/(loss) attributable to NRG Energy, Inc.	108	(24)	(208)	(42)	(166)
Dividends for preferred shares	—	—	5	—	5
Comprehensive income/(loss) available for common stockholders	$108	$(24)	$(213)	$(42)	$(171)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$72	$475	$821	$—	$1,368
Funds deposited by counterparties	—	134	—	—	134
Restricted cash	12	239	16	—	267
Accounts receivable, net	1,034	256	—	—	1,290
Inventory	428	446	—	—	874
Derivative instruments	1,352	523	—	(22)	1,853
Deferred income taxes	(222)	(121)	353	—	10
Cash collateral paid in support of energy risk management activities	338	49	—	—	387
Renewable energy grant receivable	—	345	—	—	345
Prepayments and other current assets	3,208	169	(2,886)	(76)	415
Total current assets	6,222	2,515	(1,696)	(98)	6,943
Net property, plant and equipment	9,558	10,776	143	(23)	20,454
Other Assets
Investment in subsidiaries	221	447	17,222	(17,890)	—
Equity investments in affiliates	32	712	10	(115)	639
Notes receivable, less current portion	—	59	241	(230)	70
Goodwill	1,941	13	—	—	1,954
Intangible assets, net	956	183	33	(52)	1,120
Nuclear decommissioning trust fund	503	—	—	—	503
Deferred income tax	(914)	2,022	536	—	1,644
Derivative instruments	233	357	—	(3)	587
Other non-current assets	80	265	233	—	578
Total other assets	3,052	4,058	18,275	(18,290)	7,095
Total Assets	$18,832	$17,349	$16,722	$(18,411)	$34,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$775	$20	$(59)	$737
Accounts payable	652	517	27	—	1,196
Accounts payable — affiliate	(321)	1,918	(1,580)	(17)	—
Derivative instruments	1,324	209	—	(21)	1,512
Deferred income taxes	—	—	—	—	—
Cash collateral received in support of energy risk management activities	—	134	—	—	134
Accrued expenses and other current liabilities	256	346	230	—	832
Total current liabilities	1,912	3,899	(1,303)	(97)	4,411
Other Liabilities
Long-term debt and capital leases	313	8,045	7,762	(231)	15,889
Nuclear decommissioning reserve	287	—	—	—	287
Nuclear decommissioning trust liability	287	—	—	—	287
Deferred income taxes	47	—	—	—	47
Derivative instruments	320	103	—	(3)	420
Out-of-market contracts	167	1,046	—	(31)	1,182
Other non-current liabilities	521	655	241	—	1,417
Total non-current liabilities	1,942	9,849	8,003	(265)	19,529
Total liabilities	3,854	13,748	6,700	(362)	23,940
3.625% convertible perpetual preferred stock	—	—	249	—	249
Stockholders’ Equity	14,978	3,601	9,773	(18,049)	10,303
Total Liabilities and Stockholders’ Equity	$18,832	$17,349	$16,722	$(18,411)	$34,492

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$149	$(73)	$(198)	$(68)	$(190)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Distributions and equity in (earnings)/losses of unconsolidated affiliates and consolidated subsidiaries	(20)	11	(54)	68	5
Depreciation and amortization	411	186	6	—	603
Provision for bad debts	23	—	—	—	23
Amortization of nuclear fuel	16	—	—	—	16
Amortization of financing costs and debt discount/premiums	—	(38)	12	—	(26)
Adjustments to loss on debt extinguishment	—	—	(16)	—	(16)
Amortization of intangibles and out-of-market contracts	60	64	—	—	124
Amortization of unearned equity compensation	—	—	24	—	24
Changes in deferred income taxes and liability for uncertain tax benefits	86	(69)	(241)	—	(224)
Changes in nuclear decommissioning trust liability	25	—	—	—	25
Changes in derivative instruments	245	(72)	1	—	174
Changes in collateral deposits supporting energy risk management activities	(257)	99	—	—	(158)
Cash used by changes in other working capital	(74)	(396)	(378)	390	(458)
Net Cash Provided/(Used) by Operating Activities	664	(288)	(844)	390	(78)
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(393)	3	390	—	—
Acquisition of businesses, net of cash acquired	—	(39)	—	—	(39)
Capital expenditures	(196)	(1,081)	(4)	—	(1,281)
Increase in restricted cash, net	(2)	(30)	1	—	(31)
Increase in restricted cash — U.S. DOE projects	—	(10)	(6)	—	(16)
Decrease/(increase) in notes receivable	3	(6)	(8)	—	(11)
Investments in nuclear decommissioning trust fund securities	(233)	—	—	—	(233)
Proceeds from sales of nuclear decommissioning trust fund securities	208	—	—	—	208
Proceeds from renewable energy grants	—	48	—	—	48
Other	(8)	(12)	—	—	(20)
Net Cash (Used)/Provided by Investing Activities	(621)	(1,127)	373	—	(1,375)
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	—	390	(390)	—
Payment of dividends to common and preferred stockholders	—	—	(73)	—	(73)
Payment for treasury stock	—	—	(25)	—	(25)
Net (payments for)/receipts from settlement of acquired derivatives that include financing elements	(49)	220	—	—	171
Contributions from noncontrolling interest in subsidiaries	—	33	—	—	33
Proceeds from issuance of long-term debt	—	995	477	—	1,472
Proceeds from issuance of common stock	—	—	9	—	9
Payment of debt issuance and hedging costs	—	(7)	(28)	—	(35)
Payments for short and long-term debt	—	(607)	(209)	—	(816)
Net Cash (Used)/Provided by Financing Activities	(49)	634	541	(390)	736
Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Net (Decrease)/Increase in Cash and Cash Equivalents	(6)	(783)	70	—	(719)
Cash and Cash Equivalents at Beginning of Period	78	1,258	751	—	2,087
Cash and Cash Equivalents at End of Period	$72	$475	$821	$—	$1,368

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,043	$132	$—	$(9)	$2,166
Operating Costs and Expenses
Cost of operations	1,265	79	—	(7)	1,337
Depreciation and amortization	216	15	3	—	234
Selling, general and administrative	111	(4)	78	(2)	183
Development activity expenses	—	8	7	—	15
Total operating costs and expenses	1,592	98	88	(9)	1,769
Operating Income/(Loss)	451	34	(88)	—	397
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	10	(10)	362	(362)	—
Equity in earnings of unconsolidated affiliates	4	10	—	—	14
Other income, net	1	1	—	—	2
Interest expense	(11)	(25)	(131)	—	(167)
Total other income/(expense)	4	(24)	231	(362)	(151)
Income Before Income Taxes	455	10	143	(362)	246
Income tax expense/(benefit)	154	(59)	(108)	—	(13)
Net Income	301	69	251	(362)	259
Less: Net income attributable to noncontrolling interest	—	8	—	—	8
Net Income attributable to NRG Energy, Inc.	$301	$61	$251	$(362)	$251

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2012
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$3,821	$233	$—	$(26)	$4,028
Operating Costs and Expenses
Cost of operations	2,797	139	6	(22)	2,920
Depreciation and amortization	430	28	6	—	464
Selling, general and administrative	233	6	154	(4)	389
Development activity expenses	—	8	20	—	28
Total operating costs and expenses	3,460	181	186	(26)	3,801
Operating Income/(Loss)	361	52	(186)	—	227
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	16	(12)	342	(346)	—
Equity in earnings of unconsolidated affiliates	2	20	—	—	22
Other income, net	—	2	1	—	3
Interest expense	(16)	(39)	(277)	—	(332)
Total other income/(expense)	2	(29)	66	(346)	(307)
Income/(Loss) Before Income Taxes	363	23	(120)	(346)	(80)
Income tax expense/(benefit)	126	(95)	(164)	—	(133)
Net Income	237	118	44	(346)	53
Less: Net income attributable to noncontrolling interest	—	9	—	—	9
Net Income attributable to NRG Energy, Inc.	$237	$109	$44	$(346)	$44

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$301	$69	$251	$(362)	$259
Other comprehensive loss, net of tax
Unrealized loss on derivatives, net	(66)	(26)	(88)	100	(80)
Foreign currency translation adjustments, net	—	(8)	—	—	(8)
Other comprehensive loss	(66)	(34)	(88)	100	(88)
Comprehensive income	235	35	163	(262)	171
Less: Comprehensive income attributable to noncontrolling interest	—	8	—	—	8
Comprehensive income attributable to NRG Energy, Inc.	235	27	163	(262)	163
Dividends for preferred shares	—	—	3	—	3
Comprehensive income available for common stockholders	$235	$27	$160	$(262)	$160

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Six Months Ended June 30, 2012
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$237	$118	$44	$(346)	$53
Other comprehensive loss, net of tax
Unrealized loss on derivatives, net	(79)	(19)	(91)	100	(89)
Foreign currency translation adjustments, net	—	(2)	—	—	(2)
Other comprehensive loss	(79)	(21)	(91)	100	(91)
Comprehensive income/(loss)	158	97	(47)	(246)	(38)
Less: Comprehensive income attributable to noncontrolling interest	—	9	—	—	9
Comprehensive income/(loss) attributable to NRG Energy, Inc.	158	88	(47)	(246)	(47)
Dividends for preferred shares	—	—	5	—	5
Comprehensive income/(loss) available for common stockholders	$158	$88	$(52)	$(246)	$(52)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$78	$1,258	$751	$—	$2,087
Funds deposited by counterparties	131	140	—	—	271
Restricted cash	11	196	10	—	217
Accounts receivable, net	807	254	—	—	1,061
Inventory	472	439	—	—	911
Derivative instruments	2,058	604	—	(18)	2,644
Deferred income taxes	(153)	10	199	—	56
Cash collateral paid in support of energy risk management activities	81	148	—	—	229
Renewable energy grant receivable	—	58	—	—	58
Prepayments and other current assets	2,966	(57)	(2,518)	10	401
Total current assets	6,451	3,050	(1,558)	(8)	7,935
Net Property, Plant and Equipment	9,905	10,235	121	(20)	20,241
Other Assets
Investment in subsidiaries	244	(102)	17,655	(17,797)	—
Equity investments in affiliates	33	633	10	—	676
Capital leases and notes receivable, less current portion	3	74	531	(529)	79
Goodwill	1,944	12	—	—	1,956
Intangible assets, net	1,042	177	33	(52)	1,200
Nuclear decommissioning trust fund	473	—	—	—	473
Deferred income taxes	(915)	1,829	374	—	1,288
Derivative instruments	149	515	—	(2)	662
Other non-current assets	85	305	210	—	600
Total other assets	3,058	3,443	18,813	(18,380)	6,934
Total Assets	$19,414	$16,728	$17,376	$(18,408)	$35,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$137	$15	$(6)	$147
Accounts payable	541	584	46	—	1,171
Accounts payable — affiliate	(55)	1,421	(1,366)	—	—
Derivative instruments	1,726	271	2	(18)	1,981
Cash collateral received in support of energy risk management activities	131	140	—	—	271
Accrued expenses and other current liabilities	354	503	243	—	1,100
Total current liabilities	2,698	3,056	(1,060)	(24)	4,670
Other Liabilities
Long-term debt and capital leases	310	8,459	7,496	(529)	15,736
Nuclear decommissioning reserve	354	—	—	—	354
Nuclear decommissioning trust liability	273	—	—	—	273
Deferred income taxes	—	55	—	—	55
Derivative instruments	312	190	—	(2)	500
Out-of-market contracts	180	1,082	—	(31)	1,231
Other non-current liabilities	618	802	135	—	1,555
Total non-current liabilities	2,047	10,588	7,631	(562)	19,704
Total liabilities	4,745	13,644	6,571	(586)	24,374
3.625% Preferred Stock	—	—	249	—	249
Stockholders’ Equity	14,669	3,084	10,556	(17,822)	10,487
Total Liabilities and Stockholders’ Equity	$19,414	$16,728	$17,376	$(18,408)	$35,110

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net income	$237	$118	$44	$(346)	$53
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in losses/(earnings) of unconsolidated affiliates and consolidated subsidiaries	15	(12)	346	(350)	(1)
Depreciation and amortization	430	28	6	—	464
Provision for bad debts	17	—	—	—	17
Amortization of nuclear fuel	16	—	—	—	16
Amortization of financing costs and debt discount/premiums	—	5	12	—	17
Loss on debt extinguishment	—	—	1	—	1
Amortization of intangibles and out-of market commodity contracts	80	1	—	—	81
Amortization of unearned equity compensation	—	—	18	—	18
Changes in deferred income taxes and liability for uncertain tax benefits	126	(95)	(176)	—	(145)
Changes in nuclear decommissioning trust liability	17	—	—	—	17
Changes in derivative instruments	65	8	1	—	74
Changes in collateral deposits supporting energy risk management activities	240	—	—	—	240
Cash (used)/provided by changes in other working capital	(742)	118	(335)	692	(267)
Net Cash Provided/(Used) by Operating Activities	501	171	(83)	(4)	585
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	320	—	(80)	(240)	—
Capital expenditures	(127)	(1,431)	(35)	—	(1,593)
(Increase)/decrease in restricted cash, net	(1)	(58)	1	—	(58)
Decrease in restricted cash — U.S. DOE projects	—	108	34	—	142
Increase in notes receivable	—	(21)	—	—	(21)
Investments in nuclear decommissioning trust fund securities	(236)	—	—	—	(236)
Proceeds from sales of nuclear decommissioning trust fund securities	220	—	—	—	220
Proceeds from renewable energy grants	—	35	—	—	35
Other	8	(41)	(11)	—	(44)
Net Cash Provided/(Used) by Investing Activities	184	(1,408)	(91)	(240)	(1,555)
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	80	(320)	240	—
Payment of dividends to preferred stockholders	—	—	(5)	—	(5)
Payment of intercompany dividends	—	(4)	—	4	—
Net payment for settlement of acquired derivatives that include financing elements	(44)	—	—	—	(44)
Sale proceeds and other contributions from noncontrolling interest in subsidiaries	—	270	—	—	270
Proceeds from issuance of long-term debt	9	917	1	—	927
Payment of debt issuance costs	—	(11)	(1)	—	(12)
Payments for short and long-term debt	—	(41)	(80)	—	(121)
Net Cash (Used)/Provided by Financing Activities	(35)	1,211	(405)	244	1,015
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)
Net Increase/(Decrease) in Cash and Cash Equivalents	650	(27)	(579)	—	44
Cash and Cash Equivalents at Beginning of Period	44	85	976	—	1,105
Cash and Cash Equivalents at End of Period	$694	$58	$397	$—	$1,149

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2013 and 2012. Also refer to NRG's 2012 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section which provides a description of NRG's business segments; Strategy section; Business Environment section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a competitive power and energy company that aspires to be a leader in the way the industry and consumers think about, use, produce and deliver energy and energy services in major competitive power markets in the United States. At its core, NRG is a wholesale power generator engaged in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; and the transacting in and trading of fuel and transportation services. Second, while leveraging its core wholesale power business, NRG is a retail energy company engaged in the supply of energy, services, and innovative, sustainable products to retail customers in competitive markets through multiple channels and brands like Reliant Energy, Green Mountain Energy, and Energy Plus (collectively, the Retail Business). Finally, NRG is a clean energy leader and is focused on the deployment and commercialization of potentially disruptive technologies, like electric vehicles, Distributed Solar and smart meter technology, which have the potential to change the nature of the power supply industry. On December 14, 2012, the Company acquired GenOn as further described in Note 3, Business Acquisitions and Dispositions, and has reported results of operations from the acquisition date forward. In July 2013, NRG Yield, Inc. closed its initial public offering as further described in Note 1, Basis of Presentation. In anticipation of the initial public offering of NRG Yield, Inc., the Company revised its segment reporting to include a specific NRG Yield segment, as further described in Note 11, Segment Reporting.
The following table summarizes NRG's global generation portfolio as of June 30, 2013, by operating segment, which includes 86 fossil fuel plants, eight Utility Scale Solar facilities and four wind farms, as well as Distributed Solar facilities. Also included is one Utility Scale Solar facility and additional Distributed Solar facilities currently under construction and two Utility Scale Solar facilities and one natural gas plant partially in-service. All Utility Scale Solar and Distributed Solar facilities are described in megawatts on an alternating current basis. MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units:

	Fossil Fuel, Nuclear, and Renewable
	(In MW)
Primary Fuel-type	Texas	East	South Central	West	Alternative Energy	NRG Yield(a)	Total Domestic	Other (Inter-national)	Total Global
Natural gas	5,539	7,651	3,817	6,504	—	843	24,354	—	24,354
Coal	4,193	7,515	1,496	—	—	—	13,204	605	13,809
Oil(b)	—	5,499	—	—	—	190	5,689	—	5,689
Nuclear	1,176	—	—	—	—	—	1,176	—	1,176
Wind	—	—	—	—	347	101	448	—	448
Utility Scale Solar	—	—	—	—	383	243	626	—	626
Distributed Solar	—	—	—	—	37	10	47	—	47
Total generation capacity	10,908	20,665	5,313	6,504	767	1,387	45,544	605	46,149
Capacity attributable to noncontrolling interest	—	—	—	—	(136)	—	(136)	—	(136)
Total net generation capacity	10,908	20,665	5,313	6,504	631	1,387	45,408	605	46,013

Under Construction
Natural gas	—	—	—	275	—	—	275	—	275
Utility Scale Solar	—	—	—	—	469	60	529	—	529
Distributed Solar	—	—	—	—	5	—	5	—	5
Total under construction	—	—	—	275	474	60	809	—	809
Capacity attributable to noncontrolling interest	—	—	—	—	(200)	—	(200)	—	(200)
Total net under construction	—	—	—	275	274	60	609	—	609
(a) The Company sold 34.5% of its ownership interest in NRG Yield LLC, consisting of 499 MWs, in July 2013, as further described in Note 1, Basis of Presentation.
(b) The NRG Yield operating segment consists of two dual-fuel (natural gas and oil) simple-cycle generation facilities.
In addition, the Company's thermal assets, which are part of the NRG Yield operating segment, provide steam and chilled water capacity of approximately 1,098 MWt through its district energy business.
For the six months ended June 30, 2013, the Contra Costa and Norwalk facilities were deactivated, partially offset by the commissioning of the Marsh Landing facility and the W.A. Parish peaking unit.

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
In addition, the Company created NRG Yield, Inc. to enhance value for its stockholders by seeking to achieve the following objectives: (i) gain access to an alternative investor base with a more competitive source of equity capital that would accelerate NRG Yield, Inc.'s long-term growth and acquisition strategy and optimize the NRG Yield, Inc. capital structure; (ii) highlight the value inherent in the contracted conventional and renewable generation and thermal infrastructure assets by separating them from other NRG non-contracted assets; and (iii) create a pure-play public issue with operating, financial and tax characteristics that the Company believes will appeal to dividend growth-oriented investors seeking exposure to the contracted power sector.
The Company believes that the U.S. energy industry is going to be increasingly impacted by the long-term societal trend towards sustainability, which is both generational and irreversible. Moreover, it further believes the information technology-driven revolution, which has enabled greater and easier personal choice in other sectors of the consumer economy, will do the same in the U.S. energy sector over the years to come. As a result, energy consumers are expected to have increasing personal control over whom they buy their energy from, how that energy is generated and used and what environmental impact these individual choices will have. The Company's initiatives in this area of future growth are focused on: (i) renewables, with a concentration in solar development; (ii) electric vehicle ecosystems; (iii) customer-facing energy products and services, including smart energy services that give consumers individual energy insights, choices and convenience, a variety of renewable and energy efficiency products, and numerous loyalty and affinity options and tailored product and service bundles sold through unique retail sales channels; and (iv) construction of other forms of on-site clean power generation. The Company's advances in each of these areas are driven by select acquisitions, joint ventures, and investments that are more fully described in Item 1, Business - New and On-going Company Initiatives and Development Projects of the Company's 2012 Form 10-K, and this Form 10-Q.
In summary, NRG's business strategy is intended to maximize stockholder value through the production and sale of safe, reliable and affordable power to its customers in the markets served by the Company, while aggressively positioning the Company to meet the market's increasing demand for sustainable and low carbon energy solutions. This strategy is designed to enhance the Company's core business of competitive power generation and mitigate the risk of declining power prices. The Company expects to become a leading provider of sustainable energy solutions that promotes national energy security, while utilizing the Company's Retail Business to complement and advance its initiatives.
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

Cross-State Air Pollution Rule — In 2005, the EPA promulgated CAIR which established SO2 and NOx cap-and-trade programs applicable directly to states and indirectly to generating facilities in the eastern United States. In July 2008, the U.S. Court of Appeals for the D.C. Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated CAIR. In December 2008 the U.S. Court of Appeals for the D.C. Circuit issued a second opinion that simply remanded the case to the EPA without vacating CAIR.
In August 2011, the EPA finalized CSAPR, which was intended to replace CAIR starting in 2012. It was designed to address interstate SO2 and NOX emissions from certain power plants in the eastern half of the United States. In September 2011, GenOn and others asked the D.C. Circuit to stay and vacate CSAPR because, among other reasons, the rule circumvented the state implementation plan process expressly provided for in the CAA, afforded affected parties no time to install compliance equipment before the compliance period started and included numerous material changes from the proposed rule, which deprived parties of an opportunity to provide comments. In December 2011, the court issued an order that stayed implementation of CSAPR and ordered EPA to keep CAIR in place until the court could rule on the legal deficiencies alleged with respect to CSAPR. In August 2012, the D.C. Circuit issued an order vacating CSAPR and keeping CAIR in place.  In October 2012, the EPA filed a petition asking the D.C. Circuit to rehear the case en banc, which was denied in January 2013. The EPA petitioned the U.S. Supreme Court seeking review of the D.C. Circuit's decision, which petition was granted.
East Region
RGGI — In February 2013, RGGI, Inc. released a proposed model rule that if promulgated by the nine RGGI member states would reduce the RGGI CO2 emissions cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. Each of Connecticut, Maryland, Massachusetts, New York, and Vermont have published a proposed rule. Each of the RGGI states may finalize these regulations later this year. If this occurs, the Company expects earnings at its plants in Connecticut, Delaware, Massachusetts, New York, and particularly those in Maryland, to be negatively affected. The extent to which they would be negatively affected depends on the price of the CO2 emissions allowances, which in turn will be significantly influenced by future natural gas prices, power prices, generation resource mix, dispatch order, and any nuclear plant retirements.
Texas Region
Texas Water Rights — Large parts of the State of Texas continue to experience drought conditions.  On July 2, 2013, the Executive Director of the Texas Commission on Environmental Quality, or TCEQ, issued an order in response to a priority call of a third party asserting that its right to water in Brazos River Basin is superior to the water rights of later-in-time recipients.  In short, the third party petitioned to curtail other firm water users by asserting that its water right is senior.  The Company has water rights and derivative contractual rights in the Brazos River Basin for its W.A. Parish and Limestone generation facilities, some of which are junior to the third party's water rights.  For the W.A. Parish generating station, only one minor right is subordinate and was affected by the order.  The impact for the Limestone generating station is dependent on the implementation by the Brazos River Authority of any revised management of Lake Limestone.  The TCEQ's order is in effect until December 28, 2013 and the Company does not anticipate any material impact on operations during the effective period.
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
NRG's operations within the ERCOT footprint are not subject to rate regulation by FERC, as they are deemed to operate solely within the ERCOT market and not in interstate commerce. These operations are subject to regulation by PUCT, as well as to regulation by the NRC with respect to the Company's ownership interest in STP.

East Region
PJM
MOPR Litigation — On April 12, 2011, FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On November 17, 2011, FERC largely denied rehearing of its April 12, 2011 order. Several parties have appealed FERC's decision to federal court, and those appeals have been consolidated in the Third Circuit Court of Appeals. The outcome of this proceeding could drive future capacity prices.
MOPR Revisions — On December 7, 2012, PJM filed comprehensive revisions to its MOPR rules at FERC.  On May 2, 2013, FERC accepted PJM's proposal in part, and rejected it in part.  Among other things, FERC approved the portions of the PJM proposal that exempt many new entrants from MOPR rules, including projects proposed by merchant generators, public power entities and certain self-supply entities.  This exemption is subject to certain conditions designed to limit the financial incentive of such entities to suppress market prices.  However, FERC rejected PJM's proposal to eliminate the unit specific review process, and instead directed PJM to continue allowing units to demonstrate their actual costs and revenues, and bid into the auction at that price.  On June 3, 2013, the Company filed a request for rehearing of the FERC order and subsequently protested the manner in which PJM proposed to implement the FERC order. These challenges are both pending.
New Jersey's Long-Term Capacity Agreement Pilot Program — In 2011, New Jersey Power Development LLC, a subsidiary of the Company, was awarded a Standard Offer Capacity Agreement with each of the four New Jersey electric utilities with respect to the proposed Old Bridge facility as part of New Jersey's Long-Term Capacity Agreement Pilot Program.  Subsequent to the May 2013 base residual auction, three of the four counterparties sent termination notices pursuant to the terms of the agreement because the Old Bridge facility did not clear two consecutive PJM base residual auctions.
New England
New England Power Generators Association, or NEPGA, Complaint — On May 17, 2013, the NEPGA filed a complaint against ISO New England, Inc., or ISO-NE, asking FERC to clarify that under ISO-NE's existing tariff, a capacity resource's inability to procure or schedule fuel when called upon is not a tariff violation or an attempt to manipulate the ISO-NE energy markets. As an operator of gas fired generation facilities in New England, the Company could be subject to sanction when gas is not available, unless FERC grants the NEPGA complaint. The Company supports the NEPGA complaint. ISO-NE answered the NEPGA complaint and the matter is pending.
New York
NYISO May 2013 Capacity Auction Results — On May 3, 2013, the NYISO announced that the monthly spot capacity auction prices for the May 2013 delivery month were not calculated properly due to an anomaly in the data used to calculate the Minimum Unforced Capacity Requirements for Load Serving Entities and to translate the Installed Capacity, or ICAP, Demand Curves into Unforced Capacity Demand Curves for the Summer Capability Period beginning May 1, 2013. The NYISO stated that the issue impacted the May 2013 ICAP Spot Market Auction clearing prices for New York Control Area and the New York City and Long Island Localities. On May 4, 2013, the NYISO stated that it was correcting May auction prices.  NRG does not anticipate that the error will have any impact on future monthly auctions.
Dunkirk Power LLC Reliability Service — On March 14, 2012, Dunkirk Power LLC, or Dunkirk Power, filed a notice with the NYSPSC of its intent to mothball the Dunkirk Station no later than September 10, 2012.  The effects of the mothball on electric system reliability were reviewed by Niagara Mohawk Power Corporation, d/b/a National Grid, or NG.  As a result of those studies, NG determined that the mothball of the Dunkirk Station would have a negative impact on the reliability of the New York transmission system and that portions of the Dunkirk Station may be retained for reliability purposes via a non-market compensation arrangement.  On July 12, 2012, Dunkirk Power filed a RMR agreement with the FERC. On July 20, 2012, NG and Dunkirk Power agreed on the material terms for a bilateral reliability support services, or RSS, agreement and submitted those terms to the NYSPSC for rate recovery in NG's rates. On August 16, 2012, the NYSPSC approved terms and on August 27, 2012, Dunkirk Power and NG entered into the RSS agreement that began on September 1, 2012 and expired on May 31, 2013. In late 2012, NG issued a request for proposals with respect to its reliability need in the Dunkirk area for the two years beginning June 1, 2014. Dunkirk Power submitted a proposal and signed a second, two-year, contract on March 4, 2013 pursuant to which one unit at Dunkirk will continue operating through May 31, 2015. The contract was submitted to the NYSPSC in March 2013 and approved in May 2013.

Champlain-Hudson Transmission Line — On April 18, 2013, the NYSPSC approved construction of the Champlain-Hudson transmission line from Canada into New York City. Construction of this transmission expansion could have a material impact on capacity and energy prices in New York.
Independent Power Producers of New York Complaint — On May 10, 2013, generators in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The generators point to the recent reliability services agreements entered into between the NYPSC and generators, including Dunkirk Power, and seek to prevent below-cost offers from artificially suppressing prices in the New York Control Area Installed Capacity Spot Market Auction. A number of New York Transmission Owners protested the filing and the case is pending.
West Region
The CAISO and CPUC launched a joint stakeholder initiative to develop a multi-year reliability market framework.  In a whitepaper issued on July 10, 2013, the CAISO/CPUC proposed a joint reliability framework that combined multi-year resource adequacy obligations for Load Serving Entities with a multi-year market-based CAISO backstop capacity procurement mechanism.  Specifically, the proposal (i) retains the current one-year forward system and local capacity procurement obligations and extends those procurement obligations to system, local and flexible capacity for two and three years forward; (ii) develops a CAISO-run capacity auction; and (iii) provides for an annual long-term reliability planning assessment focusing on the four to ten-year forward period.  The CAISO and CPUC held a joint workshop to discuss the proposal on July 17, 2013, and stakeholders, including the Company, filed comments on the proposal on July 25, 2013.  While the whitepaper lacks specificity, the Company views any attempt to extend the procurement obligations forward, and adopt a market structure to help meet those obligations, as a potentially positive step.
South Central Region
On July 5, 2013, AmerenEnergy Resources Generating Company, or Ameren, filed a complaint against MISO pertaining to the compensation for generators asked by MISO to provide service past their retirement date due to reliability concerns. Ameren asked FERC to require MISO to provide such generators their full cost of service as compensation and not merely cover the generator's incremental costs of operation going-forward costs. The Company supports the Ameren complaint. The matter remains pending.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2013	2012	Change %	2013	2012	Change %
Operating Revenues
Energy revenue (a)	$754	$543	39%	$1,696	$977	74%
Capacity revenue (a)	428	189	126	761	363	110
Retail revenue	1,548	1,520	2	2,806	2,716	3
Mark-to-market for economic hedging activities	193	(121)	260	(285)	(81)	(252)
Contract amortization	(13)	(28)	54	(29)	(59)	51
Other revenues (b)	19	63	(70)	61	112	(46)
Total operating revenues	2,929	2,166	35	5,010	4,028	24
Operating Costs and Expenses
Generation cost of sales (a)	773	513	51	1,596	961	66
Retail cost of sales (a)	638	742	(14)	1,255	1,350	(7)
Mark-to-market for economic hedging activities	95	(261)	136	(120)	(56)	(114)
Contract and emissions credit amortization (c)	1	12	(92)	4	19	(79)
Other cost of operations	552	331	67	1,089	646	69
Total cost of operations	2,059	1,337	54	3,824	2,920	31
Depreciation and amortization	305	234	30	603	464	30
Selling, general and administrative	213	183	16	442	389	14
Acquisition-related transaction and integration costs	37	—	N/M	69	—	N/M
Development activity expenses	20	15	33	36	28	29
Total operating costs and expenses	2,634	1,769	49	4,974	3,801	31
Operating Income	295	397	(26)	36	227	(84)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	8	14	(43)	11	22	(50)
Other income, net	—	2	(100)	4	3	33
Loss on debt extinguishment	(21)	—	N/M	(49)	—	N/M
Interest expense	(206)	(167)	23	(402)	(332)	21
Total other expense	(219)	(151)	45	(436)	(307)	42
Income/(Loss) before Income Taxes	76	246	(69)	(400)	(80)	(400)
Income tax benefit	(61)	(13)	(369)	(210)	(133)	(58)
Net Income/(Loss)	137	259	(47)	(190)	53	(458)
Less: Net income attributable to noncontrolling interest	7	8	(13)	8	9	(11)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$130	$251	(48)	$(198)	$44	N/M
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.09	$2.22	84%	$3.71	$2.48	50%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

(c)	Includes amortization of SO2 and NOx credits and excludes amortization RGGI credits.
N/M - Not meaningful.

Management’s discussion of the results of operations for the three months ended June 30, 2013, and 2012
Income before income taxes — The pre-tax income of $76 million for the three months ended June 30, 2013, compared to a pre-tax income of $246 million for the three months ended June 30, 2012, primarily reflects:

•
in the current year, a $279 million increase in Conventional Generation gross margin, a $38 million increase in NRG Yield gross margin and a $25 million increase in Alternative Energy gross margin, offset by a $67 million decrease in Retail gross margin; offset by

•
a $364 million increase in operating costs primarily from increased operations and maintenance expenses, depreciation and amortization, selling, general and administrative expenses, acquisition-related transaction and integration costs, and development activity expenses;

•	an increase of $60 million in interest expense and loss on debt extinguishment; and

•	a $42 million decrease in net mark-to-market results from economic hedging activities.
Net income — The decrease in net income of $122 million primarily reflects the drivers discussed above as well as an income tax benefit for the three months ended June 30, 2013 of $61 million, compared with an income tax benefit of $13 million in the comparable period.
Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with the Retail Business.

	Three months ended June 30, 2013
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$545	$510	$144	$40	$—	$1,239	$55	$23	$(563)	$754
Capacity revenue	18	252	60	85	3	418	—	19	(9)	428
Other revenue	11	7	—	1	33	52	1	37	(71)	19
Generation revenue	574	769	204	126	36	1,709	56	$79	$(643)	$1,201
Generation cost of sales	(285)	(327)	(147)	(30)	(14)	(803)	—	(12)	42	(773)
Generation gross margin	$289	$442	$57	$96	$22	$906	$56	$67

Business Metrics
MWh sold (in thousands)	11,610	8,098	4,291	351			569	272
MWh generated (in thousands)	10,366	7,895	4,238	601			569	272
Average on-peak market power prices ($/MWh) (a)(b)	$35.91	$46.39	$36.03	$47.45			N/A

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

	Three months ended June 30, 2012
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$620	$100	$129	$20	$17	$886	$30	$10	$(383)	$543
Capacity revenue	19	70	61	31	16	197	—	2	(10)	189
Other revenue	12	3	—	3	34	52	1	30	(20)	63
Generation revenue	651	173	190	54	67	1,135	31	$42	$(413)	$795
Generation cost of sales	(254)	(83)	(123)	(14)	(34)	(508)	—	(13)	8	(513)
Generation gross margin	$397	$90	$67	$40	$33	$627	$31	$29

Business Metrics
MWh sold (in thousands)	12,551	1,606	4,551	384			366	124
MWh generated (in thousands)	10,527	1,247	3,996	384			366	124
Average on-peak market power prices ($/MWh) (a)(b)	$31.07	$38.15	$27.28	$28.48			N/A

(a) Average on-peak market power prices calculated based on average settled market prices in the following zones: for Texas region, in ERCOT - Houston and ERCOT - North; for East region, in NYISO - West, NYISO - New York City, ISO - NE - Mass Hub, PJM - West Hub and PJM - DPL; and for West region, in CAISO - NP15 and CAISO - SP15.

(b) Average on-peak market power prices for South Central region are calculated based on average day ahead market prices for "into Entergy" as published in the Platts Megawatt Daily report.

	Three months ended June 30,
Weather Metrics	Texas	East	South Central	West
2013
CDDs (a)	937	167	526	186
HDDs (a)	171	798	328	389
2012
CDDs	1,092	163	613	120
HDDs	30	687	201	476
10 year average
CDDs	995	131	577	153
HDDs	82	765	256	515

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

Conventional Generation gross margin — increased by $279 million, including intercompany sales, during the three months ended June 30, 2013, compared to the same period in 2012, due to:

Decrease in Texas region	$(108)
Increase in East region	352
Decrease in South Central region	(10)
Increase in West region	56
Other (a)	(11)
$279

(a)	Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.
The decrease in gross margin in the Texas region was driven by:

Lower gross margin from a decrease in average realized energy prices	$(77)
Lower gross margin from a 51% decrease in gas generation due to milder weather in 2013	(23)
Higher gross margin from the sale of emission credits in 2013	17
Change in unrealized commercial optimization activities	(12)
Lower gross margin due to higher replacement energy costs for the STP Unit 2 unplanned outage in 2013	(8)
Other	(5)
$(108)
The increase in gross margin in the East region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$338
Higher gross margin from coal plants due to a 58% increase in energy prices	12
Higher capacity revenue due to an increase of 31% in New York and PJM hedged capacity prices	19
Lower margins realized on certain load-serving contracts due to increased pricing for power purchases	(6)
Lower gross margin from oil and gas plants due primarily to a 41% decrease in generation as a result of increased gas prices	(7)
Change in unrealized commercial optimization activities and other	(4)
$352
The decrease in gross margin in the South Central region was driven by:

Lower gross margin from higher gas prices	$(32)
Higher revenue from an increase in average realized sales prices	23
Other	(1)
$(10)
The increase in gross margin in the West region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$64
Decrease in capacity revenue due to lower pricing and outage penalties at Encina and El Segundo	(9)
Higher gross margin due to an increase in average realized energy prices	6
Decrease due to higher emissions expense	(4)
Other	(1)
$56
Alternative Energy gross margin
NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses, had gross margin of $56 million for the three months ended June 30, 2013, compared to gross margin of $31 million for the same period in 2012, primarily as a result of new project phases reaching their commercial operations date, or COD, including 120 MW for Agua Caliente and 127 MW for CVSR.

NRG Yield gross margin
NRG Yield had gross margin of $67 million for the three months ended June 30, 2013, compared to gross margin of $29 million for the same period in 2012, primarily as a result of new projects reaching COD during late 2012 and 2013 including Avra Valley, Alpine, Borrego and Marsh Landing.
Retail gross margin
The following is a detailed discussion of retail gross margin for NRG's Retail Business segment.
Selected Income Statement Data

	Three months ended June 30,
(In millions except otherwise noted)	2013	2012
Operating Revenues
Mass revenues	$999	$1,006
Commercial and Industrial revenues	503	476
Supply management and other revenues	47	39
Retail operating revenues (a)(b)	1,549	1,521
Retail cost of sales (c)	1,222	1,127
Retail gross margin	$327	$394

Business Metrics
Electricity sales volume — GWh
Mass	8,225	8,367
Commercial and Industrial (d)	6,968	6,944
Electricity sales volume — GWh
Texas	13,070	14,100
All other regions	2,123	1,211
Average retail customers count (in thousands, metered locations)
Mass (e)	2,144	2,037
Commercial and Industrial (d)	101	84
Retail customers count (in thousands, metered locations)
Mass (e)	2,155	2,038
Commercial and Industrial (d)	99	85

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner and natural gas customers.

(b)	Includes intercompany sales of $1 million and $1 million in 2013 and 2012, respectively, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $584 million and $385 million, respectively.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner and natural gas customers.

•	Retail gross margin — Retail gross margin decreased $67 million for the three months ended June 30, 2013, compared to the same period in 2012, driven by:

Increase in customer count and usage	$21
Decrease in unit margins due to customer and regional mix and lower prices on customer acquisition and renewals consistent with competitive offers and higher supply costs	(41)
Unfavorable impact of weather in 2013 as compared to favorable weather in 2012	(47)
$(67)

•
Trends — Customer counts increased by approximately 23,000 since March 31, 2013, which was primarily due to selling and marketing efforts in the Northeast and ERCOT markets. Competition and higher supply costs based on forward natural gas prices and higher heat rates could drive lower unit margins in the future.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $42 million during the three months ended June 30, 2013 compared to the same period in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended June 30, 2013
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(2)	$(99)	$(1)	$9	$(1)	$—	$29	$(65)
Reversal on gain positions acquired as part of the GenOn acquisition	—	—	(110)	—	(1)	—	—	(111)
Net unrealized gains/(losses) on open positions related to economic hedges	5	272	168	(1)	—	2	(77)	369
Total mark-to-market gains/(losses) in operating revenues	$3	$173	$57	$8	$(2)	$2	$(48)	$193
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$71	$6	$5	$5	$—	$—	$(29)	$58
Reversal of loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	2	—	10	—	—	—	—	12
Net unrealized (losses)/gains on open positions related to economic hedges	(244)	—	1	(1)	2	—	77	(165)
Total mark-to-market (losses)/gains in operating costs and expenses	$(171)	$6	$16	$4	$2	$—	$48	$(95)

	Three months ended June 30, 2012
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(140)	$3	$11	$1	$—	$22	$(104)
Net unrealized (losses)/gains on open positions related to economic hedges	(18)	(384)	—	4	1	(3)	383	(17)
Total mark-to-market (losses)/gains in operating revenues	$(19)	$(524)	$3	$15	$2	$(3)	$405	$(121)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$86	$3	$3	$—	$—	$—	$(22)	$70
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	6	—	—	—	—	—	—	6
Net unrealized gains/(losses) on open positions related to economic hedges	583	(8)	2	(9)	—	—	(383)	185
Total mark-to-market gains/(losses) in operating costs and expenses	$675	$(5)	$5	$(9)	$—	$—	$(405)	$261

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Alternative Energy regions.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

The reversal of gain or loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions were valued based upon the forward prices on the acquisition date.
For the three months ended June 30, 2013, the net gains on open positions were due to decreases in forward natural gas and power prices.
For the three months ended June 30, 2012, the net gains on open positions were due to decreases in forward natural gas and power prices and increases in ERCOT heat rates.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended June 30, 2013 and 2012. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Three months ended June 30,
(In millions)	2013	2012
Trading gains/(losses)
Realized	$17	$20
Unrealized	(12)	8
Total trading gains	$5	$28
Contract Amortization Revenue
Contract amortization represents the roll-off of in-market customer contracts valued under purchase accounting and the favorable change of $15 million as compared to the prior period in 2012 related primarily to lower contract amortization for Reliant Energy and Green Mountain Energy of $12 million and $3 million, respectively.
Other Operating Costs

	Retail	Texas	East	South Central	West	Other	Alternative Energy	NRG Yield	Eliminations/Corporate	Total
	(In millions)
Three months ended June 30, 2013	$70	$138	$240	$33	$45	$14	$10	$18	$(16)	$552
Three months ended June 30, 2012	$60	$136	$62	$33	$18	$21	$10	$13	$(22)	$331
Other operating costs increased by $221 million for the three months ended June 30, 2013 compared to the same period in 2012, due to:

Increase in operations and maintenance expense for GenOn plants acquired in December 2012	$223
Increase in NRG Yield operations and maintenance expense as Marsh Landing, Avra Valley and Borrego reached commercial operations in 2013	3
Other	(5)
$221
Depreciation and Amortization
Depreciation and amortization increased by $71 million, due primarily to $62 million from the acquisition of GenOn in December 2012 additional depreciation from solar facilities that reached commercial operations in late 2012 and early 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses is comprised of the following:

	Three months ended June 30,
(In millions)	2013	2012
General and administrative expenses	$136	$112
Selling and marketing expenses	77	71
	$213	$183
General and administrative expenses increased by $24 million for the three months ended June 30, 2013, compared to the same period in 2012, which was due primarily to the following:
•Increase in general and administrative costs for GenOn, which was acquired in December 2012, of $40 million.

•	Decrease in other general and administrative expenses of $16 million.
Selling and marketing expenses increased due to customer growth efforts and new market expansion by the Retail Business.

Acquisition-related Transaction and Integration Costs
NRG incurred transaction and integration costs of $37 million in the three months ended June 30, 2013, primarily in connection with the Merger, consisting mostly of severance costs.
Equity in Earnings of Unconsolidated Affiliates
NRG's equity earnings from unconsolidated affiliates were $8 million for the three months ended June 30, 2013 compared to $14 million for the same period in 2012 primarily due to a $3 million decrease in the fair value of Sherbino's forward gas contract.
Loss on Debt Extinguishment
A loss on debt extinguishment of $21 million was recorded in the three months ended June 30, 2013, of which $11 million related to the redemption of the 2014 GenOn Senior Notes and consisted of a make whole premium payment offset by the write-off of the remaining unamortized premium, and $10 million related to the amendments to the Senior Credit Facility and consisted of write-off of previously deferred financing costs and unamortized discount.
Interest Expense
NRG's interest expense increased by $39 million compared to the same period in 2012 due to the following:

Increase/(decrease) in interest expense	(In millions)
Increase for acquisition of GenOn in December 2012	$56
Decrease for 2017 Senior Notes redeemed in September 2012	(20)
Increase for 2023 Senior Notes issued in September 2012	16
Decrease for the repricing of the term loan in February 2013	(11)
Increase from additional project financings	17
Decrease for related to interest rate swaps from losses on Alpine in the prior year compared to gains in the current year	(15)
Decrease in amortization of deferred financing costs and other interest expense	(4)
Total	$39
Income Tax Benefit
For the three months ended June 30, 2013, NRG recorded an income tax benefit of $61 million on pre-tax income of $76 million. For the same period in 2012, NRG recorded an income tax benefit of $13 million on pre-tax income of $246 million. The effective tax rate was (80.3)% and (5.3)% for the three months ended June 30, 2013, and 2012, respectively.
For the three months ended June 30, 2013 and 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona.

Management’s discussion of the results of operations for the six months ended June 30, 2013, and 2012
Loss before income taxes — The pre-tax loss of $400 million for the six months ended June 30, 2013, compared to a pre-tax loss of $80 million for the six months ended June 30, 2012, primarily reflects:

•
in the current year, a $582 million increase in Conventional Generation gross margin, a $45 million increase in NRG Yield gross margin, and a $50 million increase in Alternative Energy gross margin, offset by a $71 million decrease in Retail gross margin; offset by

•
a $712 million increase in operating costs primarily from increased operations and maintenance expenses, depreciation and amortization, selling, general and administrative expenses, acquisition-related transaction and integration costs, and development activity expenses;

•	an increase of $119 million in interest expense and loss on debt extinguishment; and

•	a $140 million decrease in net mark-to-market results from economic hedging activities.
Net (loss)/income— The decrease in net income of $243 million primarily reflects the drivers discussed above as well as an income tax benefit for the six months ended June 30, 2013 of $210 million compared with an income tax benefit of $133 million in the comparable period.
Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with the Retail Business.

	Six months ended June 30, 2013
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$1,015	$1,133	$270	$75	$—	$2,493	$90	$40	$(927)	$1,696
Capacity revenue	36	464	118	136	4	758	—	19	(16)	761
Other revenue	(3)	20	(10)	1	68	76	3	73	(91)	61
Generation revenue	1,048	1,617	378	212	72	3,327	93	132	$(1,034)	$2,518
Generation cost of sales	(513)	(736)	(292)	(54)	(27)	(1,622)	—	(29)	55	(1,596)
Generation gross margin	$535	$881	$86	$158	$45	$1,705	$93	$103

Business Metrics
MWh sold (in thousands)	21,059	17,414	8,631	694			1,022	454
MWh generated (in thousands)	17,909	16,867	8,694	1,088			1,022	454
Average on-peak market power prices ($/MWh) (a)(b)	$32.48	$54.18	$33.54	$45.88			N/A

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

	Six months ended June 30, 2012
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$1,099	$187	$240	$42	$32	$1,600	$41	$19	$(683)	$977
Capacity revenue	37	127	122	60	32	378	—	3	(18)	363
Other revenue	20	9	(4)	—	61	86	2	64	(40)	112
Generation revenue	1,156	323	358	102	125	2,064	43	$86	$(741)	$1,452
Generation cost of sales	(446)	(165)	(237)	(28)	(65)	(941)	—	(28)	8	(961)
Generation gross margin	$710	$158	$121	$74	$60	$1,123	$43	$58

Business Metrics
MWh sold (in thousands)	20,875	2,902	8,678	755			665	250
MWh generated (in thousands)	16,847	2,147	8,259	755			665	250
Average on-peak market power prices ($/MWh) (a)(b)	$28.19	$37.01	$25.85	$27.85			N/A

(a) Average on-peak market power prices calculated based on average settled market prices in the following zones: for Texas region, in ERCOT - Houston and ERCOT - North; for East region, in NYISO - West, NYISO - New York City, ISO - NE - Mass Hub, PJM - West Hub and PJM - DPL; and for West region, in CAISO - NP15 and CAISO - SP15.

(b) Average on-peak market power prices for South Central region are calculated based on average day ahead market prices for "into Entergy" as published in the Platts Megawatt Daily report.

	Six months ended June 30,
Weather Metrics	Texas	East	South Central	West
2013
CDDs (a)	1,019	167	530	186
HDDs (a)	1,154	3,802	2,226	1,817
2012
CDDs	1,249	163	665	120
HDDs	816	3,196	1,522	1,892
10 year average
CDDs	1,097	131	595	157
HDDs	1,112	3,800	2,057	1,897

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

Conventional Generation gross margin — increased by $582 million, including intercompany sales, during the six months ended June 30, 2013, compared to the same period in 2012, due to:

Decrease in Texas region	$(175)
Increase in East region	723
Decrease in South Central region	(35)
Increase in West region	84
Other (a)	(15)
$582

(a)	Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.
The decrease in gross margin in the Texas region was driven by:

Lower gross margin from a decrease in average realized energy prices	$(144)
Higher gross margin from a 21% increase in coal generation driven by 7% fewer outage hours in 2013	40
Change in unrealized commercial optimization activities	(36)
Lower gross margin from a 49% decrease in gas generation due to milder weather in 2013	(29)
Higher gross margin from the sale of emission credits in 2013	17
Lower gross margin due to a slight decrease in nuclear generation driven by increased outages and higher replacement energy costs in 2013	(13)
Other	(10)
$(175)
The increase in gross margin in the East region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$684
Higher gross margin from coal plants due to a 58% increase in energy prices	32
Higher capacity revenue due to a 29% increase in New York and PJM hedged capacity prices	34
Lower margins realized on certain load-serving contracts due to increased pricing for power purchases	(20)
Higher revenue due to RSS contract revenues in western New York	13
Change in unrealized commercial optimization activities and other	(20)
$723
The decrease in gross margin in the South Central region was driven by:

Lower gross margin from higher gas prices	$(46)
Higher gross margin from an increase in average realized sales prices	27
Lower gross margin due to higher coal transportation costs	(5)
Change in unrealized commercial optimization activities and other	(11)
$(35)
The increase in gross margin in the West region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$96
Decrease in capacity revenue due to lower pricing and outage penalties at Encina and El Segundo	(17)
Higher gross margin due to increases in average realized energy prices	12
Decrease due to higher emissions expense	(7)
$84

Alternative Energy gross margin
NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses, had gross margin of $93 million for the six months ended June 30, 2013, compared to gross margin of $43 million for the same period in 2012, primarily as a result of new project phases reaching COD during the period including 120 MW for Agua Caliente and 127 MW for CVSR.
NRG Yield gross margin
NRG Yield had gross margin of $103 million for the six months ended June 30, 2013, compared to gross margin of $58 million for the same period in 2012, primarily as a result of new projects reaching COD during the late 2012 and 2013 including Avra Valley, Alpine, Borrego and Marsh Landing.
Retail gross margin
The following is a detailed discussion of retail gross margin for NRG's Retail Business segment.
Selected Income Statement Data

	Six months ended June 30,
(In millions except otherwise noted)	2013	2012
Operating Revenues
Mass revenues	$1,781	$1,766
Commercial and Industrial revenues	950	887
Supply management and other revenues	77	65
Retail operating revenues (a)(b)	2,808	2,718
Retail cost of sales (c)	2,205	2,044
Retail gross margin	$603	$674

Business Metrics
Electricity sales volume — GWh
Mass	14,598	14,416
Commercial and Industrial (d)	13,172	13,014
Electricity sales volume — GWh
Texas	23,627	25,209
All other regions	4,143	2,221
Average retail customers count (in thousands, metered locations)
Mass (e)	2,134	2,022
Commercial and Industrial (d)	102	82
Retail customers count (in thousands, metered locations)
Mass (e)	2,155	2,038
Commercial and Industrial (d)	99	85

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner and natural gas customers.

(b)	Includes intercompany sales of $2 million and $2 million in 2013 and 2012, respectively, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $950 million and $694 million, respectively.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner and natural gas customers.

•	Retail gross margin — Retail gross margin decreased $71 million for the six months ended June 30, 2013, compared to the same period in 2012, driven by:

Increase in customer count and usage	$32
Decrease in unit margins due to customer and regional mix and lower prices on customer acquisition and renewals consistent with competitive offers and higher supply costs	(56)
Unfavorable impact of weather in 2013 as compared to favorable weather in 2012	(47)
$(71)

•
Trends — Customer counts increased by approximately 44,000 since December 31, 2012, which was primarily due to selling and marketing efforts in the Northeast and ERCOT markets. Competition and higher supply costs based on forward natural gas prices and higher heat rates could drive lower unit margins in the future.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $140 million during the six months ended June 30, 2013 compared to the same period in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Six months ended June 30, 2013
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(4)	$(261)	$(3)	$18	$(2)	$—	$96	$(156)
Reversal on gain positions acquired as part of the GenOn acquisition	—	—	(217)	—	(2)	—	—	(219)
Net unrealized gains on open positions related to economic hedges	—	44	24	7	5	1	9	90
Total mark-to-market (losses)/gains in operating revenues	$(4)	$(217)	$(196)	$25	$1	$1	$105	$(285)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$188	$12	$9	$11	$—	$—	$(96)	$124
Reversal of loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	7	—	25	—	—	—	—	32
Net unrealized (losses)/gains on open positions related to economic hedges	(39)	8	3	1	—	—	(9)	(36)
Total mark-to-market gains/(losses) in operating costs and expenses	$156	$20	$37	$12	$—	$—	$(105)	$120

	Six months ended June 30, 2012
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(3)	$(328)	$1	$21	$2	$—	$84	$(223)
Net unrealized (losses)/gains on open positions related to economic hedges	(12)	(243)	—	(5)	(6)	(1)	409	142
Total mark-to-market (losses)/gains in operating revenues	$(15)	$(571)	$1	$16	$(4)	$(1)	$493	$(81)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$215	$9	$6	$2	$—	$—	$(84)	$148
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	20	—	—	—	—	—	—	20
Net unrealized (losses)/gains on open positions related to economic hedges	407	(56)	(11)	(43)	—	—	(409)	(112)
Total mark-to-market gains/(losses) in operating costs and expenses	$642	$(47)	$(5)	$(41)	$—	$—	$(493)	$56

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Alternative Energy regions.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

The reversal of gain or loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions were valued based upon the forward prices on the acquisition date.
For the six months ended June 30, 2013, the net gains on open positions were due to decreases in forward natural gas and power prices.
For the six months ended June 30, 2012, the net gains on open positions were due to an increase in ERCOT heat rates offset by decreases in forward natural gas, power and coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the six months ended June 30, 2013 and 2012. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Six months ended June 30,
(In millions)	2013	2012
Trading gains/(losses)
Realized	$58	$31
Unrealized	(55)	6
Total trading gains	$3	$37
Contract Amortization Revenue
Contract amortization represents the roll-off of in-market customer contracts valued under purchase accounting and the favorable change of $30 million as compared to the prior period in 2012 related primarily to lower contract amortization for Reliant Energy and Green Mountain Energy of $23 million and $7 million, respectively.
Other Operating Costs

	Retail	Texas	East	South Central	West	Other	Alternative Energy	NRG Yield	Eliminations/Corporate	Total
	(In millions)
Six months ended June 30, 2013	$127	$275	$478	$62	$98	$29	$18	$30	$(28)	$1,089
Six months ended June 30, 2012	$117	$283	$117	$54	$33	$40	$14	$25	$(37)	$646
Other operating costs increased by $443 million for the six months ended June 30, 2013 compared to the same period in 2012, due to:

Increase in operations and maintenance expense for GenOn plants acquired in December 2012	$442
Decrease due to a property tax expense primarily related to tax credits at Dunkirk and Oswego	(10)
Increase in South Central operations and maintenance expense due to outages at Big Cajun and Sterlington	4
Increase in Alternative Energy operations and maintenance expense as phases of Agua Caliente and CVSR reached commercial operations in 2013.	4
Increase in NRG Yield operations and maintenance expense as Marsh Landing, Avra Valley and Borrego reached commercial operations in 2013	4
Other	(1)
$443
Depreciation and Amortization
Depreciation and amortization increased by $139 million, due primarily to $121 million from the acquisition of GenOn in December 2012 and additional depreciation from solar facilities that reached commercial operations in late 2012 and early 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses is comprised of the following:

	Six months ended June 30,
(In millions)	2013	2012
General and administrative expenses	$286	$247
Selling and marketing expenses	156	142
	$442	$389
General and administrative expenses increased by $39 million for the six months ended June 30, 2013, compared to the same period in 2012, which was due primarily to the following:
•Increase in general and administrative costs for GenOn, which was acquired in December 2012, of $90 million, partially offset by;
•Impact in prior year of the CDWR settlement of $20 million; and
•Impact in prior year of transaction costs associated with the sale of 49% of Agua Caliente; and
•Decrease in other general and administrative expenses of $22 million.
Selling and marketing expenses increased due to customer growth efforts and new market expansion by the Retail Business.

Acquisition-related Transaction and Integration Costs
NRG incurred transaction and integration costs of $69 million in the six months ended June 30, 2013, primarily in connection with the Merger, consisting mostly of severance costs.

Equity in Earnings of Unconsolidated Affiliates
NRG's equity earnings from unconsolidated affiliates were $11 million for the six months ended June 30, 2013 compared to $22 million for the same period in 2012 primarily due to an $8 million decrease in the fair value of Sherbino's forward gas contract.
Loss on Debt Extinguishment
A loss on debt extinguishment of $49 million was recorded in the six months ended June 30, 2013, including $28 million related to open market repurchases of the 2018 Senior Notes, 2019 Senior Notes and 2020 Senior Notes. These losses primarily consisted of the premiums paid on redemption and the write-off of previously deferred financing costs. The remaining $21 million included $11 million related to the redemption of the 2014 GenOn Senior Notes which consisted of redemption premiums offset by the write-off of the remaining unamortized premium, and $10 million related to the amendments to the Senior Credit Facility, which consisted primarily of the write-off of previously deferred financing costs.
Interest Expense
NRG's interest expense increased by $70 million compared to the same period in 2012 due to the following:

Increase/(decrease) in interest expense	(In millions)
Increase for acquisition of GenOn in December 2012	$103
Decrease for 2017 Senior Notes redeemed in September 2012	(40)
Increase for 2023 Senior Notes issued in September 2012	33
Decrease for the repricing of the term loan in February 2013	(21)
Increase from additional project financings	32
Decrease for derivative interest expense primarily from losses on Alpine in the prior year compared to gains in the current year	(18)
Decrease in other interest expense	(19)
Total	$70

Income Tax Benefit
For the six months ended June 30, 2013, NRG recorded an income tax benefit of $210 million on pre-tax loss of $400 million. For the same period in 2012, NRG recorded an income tax benefit of $133 million on a pre-tax loss of $80 million. The effective tax rate was 52.5% and 166.3% for the six months ended June 30, 2013, and 2012, respectively.
For the six months ended June 30, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of ITCs from the Company's Agua Caliente solar project in Arizona and the impact of non-taxable equity earnings.
For the six months ended June 30, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona.
Liquidity and Capital Resources
Liquidity Position
As of June 30, 2013, and December 31, 2012, NRG's liquidity, excluding collateral received, was approximately $2.8 billion and $3.4 billion, respectively, comprised of the following:

(In millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$1,368	$2,087
Restricted cash	267	217
Total	1,635	2,304
Total credit facility availability	1,181	1,058
Total liquidity, excluding collateral received	$2,816	$3,362
For the six months ended June 30, 2013, total liquidity, excluding collateral received, decreased by $546 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at June 30, 2013 were predominantly held in money market mutual funds and bank deposits.
In June 2013, the Company amended the Revolving Credit Facility to (i) increase the capacity by $211 million to a total of $2.5 billion; (ii) adjust the interest rate to LIBOR plus 2.25%; and (iii) extend the maturity date to July 1, 2018 to coincide with the maturity date of the Term Loan Facility. In July 2013, the NRG Repowering Holding LLC Facility was terminated and the Company issued replacement letters of credit under its Revolving Credit Facility in the amount of $82 million.
In addition, in June 2013, the Company amended its Term Loan Facility to obtain additional financing of $450 million and to adjust the interest rate to LIBOR plus 2.00%. The proceeds from the additional $450 million borrowed were used for general corporate purposes, including the redemption of the 2014 GenOn Senior Notes. The Company redeemed the $575 million of 2014 GenOn Senior Notes at a redemption price of 106.778% as well as any accrued and unpaid interest as of the redemption date.
On July 22, 2013, NRG Yield, Inc. closed its initial public offering of 22,511,250 shares of Class A common stock at a price of $22 per share. Net proceeds to NRG Yield, Inc. was approximately $468 million, net of underwriting discounts, of which $395 million was utilized to acquire Class A units of NRG Yield LLC from NRG and $73 million to acquire newly issued Class A units of NRG Yield LLC from NRG Yield LLC. NRG Yield LLC will retain approximately $73 million on behalf of NRG Yield, Inc., which will be used for general corporate purposes. In connection with the initial public offering of Class A common stock of NRG Yield, Inc., NRG Yield LLC and its direct wholly-owned subsidiary, NRG Yield Operating LLC, entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. The NRG Yield LLC revolving credit facility can be used for cash or for the issuance of letters of credit.
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

SOURCES OF LIQUIDITY
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from new and existing financing arrangements, the initial public offering of NRG Yield, Inc. as discussed in Note 1, Basis of Presentation, to this Form 10-Q, existing cash on hand and cash flows from operations. As described in Note 7, Debt and Capital Leases, to this Form 10-Q and Note 11, Debt and Capital Leases, to the Company's 2012 Form 10-K, the Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, the GenOn Senior Notes, the GenOn Americas Generation Senior Notes, and project-related financings.
In addition, NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn acquisition as well as the assets in NRG Yield. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power. To the extent that the underlying hedge positions for a counterparty are in-the-money to NRG, the counterparty would have no claim under the lien program. The lien program limits the volume that can be hedged, not the value of underlying out-of-the-money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure. Within the first lien structure, the Company can hedge up to 80% of its coal and nuclear capacity, excluding GenOn coal capacity, and 10% of its other assets, excluding GenOn's other assets, with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty and has no stated maturity date.
The Company's lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of June 30, 2013, in aggregate, the hedge portfolio under the lien was in-the-money.
The following table summarizes the amount of MWs hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of June 30, 2013:

Equivalent Net Sales Secured by First Lien Structure (a)	2013	2014	2015	2016	2017
In MW (b)	1,339	1,401	361	496	157
As a percentage of total net coal and nuclear capacity (c)	21%	22%	6%	8%	3%

(a)	Equivalent net sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2013 MW value consists of August through December positions only.

(c)
Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien which excludes coal assets acquired in the GenOn acquisition as well as assets in NRG Yield.

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
Commercial Operations
NRG's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of June 30, 2013, commercial operations had total cash collateral outstanding of $387 million, and $1.0 billion outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of June 30, 2013, total collateral held from counterparties was $134 million in cash, and $25 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG's credit ratings and general perception of its creditworthiness.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures, including accruals, for maintenance, environmental, and growth investments for the six months ended June 30, 2013, and the estimated capital expenditure and growth investments forecast for the remainder of 2013.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
East	$87	$24	$—	$111
Texas	58	2	—	60
South Central	9	9	—	18
West	3	—	84	87
Other Conventional	3	—	2	5
Retail	14	—	—	14
Alternative Energy	—	—	524	524
NRG Yield	4	—	212	216
Corporate	2	—	—	2
Total capital expenditures for the six months ended June 30, 2013	180	35	822	1,037
Accrual impact	7	(2)	239	244
Total cash capital expenditures for the six months ended June 30, 2013	187	33	1,061	1,281
Other investments (a)	—	—	107	107
Funding from debt financing, net of fees	(7)	—	(1,008)	(1,015)
Funding from third party equity partners	—	—	(88)	(88)
Total capital expenditures and investments, net of financings	$180	$33	$72	$285

Estimated capital expenditures for the remainder of 2013	$204	$113	$1,167	$1,484
Other investments (a)	—	—	43	43
Funding from debt financing, net of fees	(17)	(8)	(673)	(698)
Funding from third party equity partners and cash grants	—	—	(269)	(269)
NRG estimated capital expenditures for the remainder of 2013, net of financings	$187	$105	$268	$560

(a)	Other investments includes restricted cash activity.

•
Environmental capital expenditures — For the six months ended June 30, 2013, the Company's environmental capital expenditures included $18 million related to the upgrades at Conemaugh including the installation of selective catalytic reduction technology on both units for enhanced mercury oxidation and removal as well as reduction in NOx emissions and the completion of upgrades to the existing flue-gas desulfurization systems for enhanced performance.

•
Growth Investments capital expenditures — For the six months ended June 30, 2013, the Company's growth investment expenditures included $641 million for solar projects and $177 million for the Company's repowering projects.

Environmental Capital Expenditures
Based on current rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2013 through 2017 required to comply with environmental laws will be approximately $522 million which includes $208 million for GenOn. These costs are primarily associated with (i) controls to satisfy MATS and recent NSR settlement at Big Cajun II; (ii) controls to satisfy MATS at W.A. Parish, Limestone and Conemaugh; and (iii) NOx controls for Sayreville and Gilbert. The decrease from NRG's previous estimate, as disclosed in the Company's 2012 Form 10-K, is related to changes in technology related to complying with MATS and the NSR settlement at Big Cajun II, and the selection of more cost-effective environmental solutions at Cheswick. NRG continues to explore cost-effective compliance alternatives to further reduce costs.
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
In June 2013, the Company redeemed all of its 2014 GenOn Senior Notes, which had an aggregate outstanding principal amount of $575 million, at a redemption price of 106.778% as well as any accrued and unpaid interest as of the redemption date, with the proceeds of the additional Term Loan Facility borrowings and cash on hand.
The Company announced its intention to increase the annual common stock dividend by 33%, to $0.48 per share. The following table lists the dividends paid during 2013:

	First Quarter 2013	Second Quarter 2013
Dividends per Common Share	$0.09	$0.12
On July 19, 2013, NRG declared a quarterly dividend on the Company's common stock of $0.12 per share, payable on August 15, 2013, to shareholders of record as of August 1, 2013.
In addition, the Company is authorized to repurchase $200 million of its common stock in 2013 under the 2013 Capital Allocation Program. During the first quarter, the Company purchased 972,292 shares of NRG common stock for approximately $25 million at an average cost of $25.88 per share. The Company intends to complete its remaining $175 million of share repurchases by the end of 2013.
The Company's common stock dividend and share repurchases are subject to available capital, market conditions, and compliance with associated laws and regulations.
Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative six month periods:

Six months ended June 30,	2013	2012	Change
	(In millions)
Net cash (used)/provided by operating activities	$(78)	$585	$(663)
Net cash used by investing activities	(1,375)	(1,555)	180
Net cash provided by financing activities	736	1,015	(279)
Net Cash (Used)/Provided By Operating Activities
Changes to net cash used by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash charges	$(64)
Change in cash paid in support of risk management activities	(390)
Other changes in working capital	(209)
$(663)
Net Cash Used By Investing Activities
Changes to net cash provided by investing activities were driven by:

(In millions)
Decrease in capital expenditures due to reduced spending on growth projects	$312
Increase in restricted cash, which mainly supports equity requirements for U.S. DOE funded projects	(131)
Increase in cash paid for acquisitions, which primarily reflects the acquisitions of High Desert and Kansas South in 2013	(39)
Other	38
$180

Net Cash Provided By Financing Activities
Changes in net cash used by financing activities were driven by:

(In millions)
Net increase in borrowings, primarily related to the increase in the Term Loan facility and financing arrangements for the Borrego, Alpine solar projects	$545
Increase in financing element of acquired derivatives due to acquisition of GenOn	215
Net increase in debt payments primarily related to open market repurchases of Senior Notes and redemption of GenOn Senior Notes	(695)
Prior year proceeds from the sale of noncontrolling interest, related primarily to sale of 49% interest of Agua Caliente in 2012, offset by contributions from noncontrolling interests in both years	(237)
Payment of dividends to common stockholders in 2013	(68)
Cash paid for repurchase of treasury stock in 2013	(25)
Increase in cash paid for debt issuance costs	(23)
Other	9
$(279)
NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2013, the Company had a total domestic pre-tax book loss of $403 million and foreign pre-tax book income of $3 million. For the six months ended June 30, 2013, the Company generated domestic NOLs of $42 million. As of June 30, 2013, the Company has cumulative domestic NOL carryforwards of $1.7 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $304 million, of which $58 million will expire starting 2013 through 2018 and of which $246 million do not have an expiration date.
In addition to these amounts, the Company has $194 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $30 million in 2013.
However, as the position remains uncertain for the $194 million of tax effected uncertain tax benefits, the Company has recorded a non-current tax liability of $72 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $72 million non-current tax liability for uncertain tax benefits is primarily from positions taken on various state returns, including accrued interest.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. The Company is not subject to U.S. federal income tax examinations for years prior to 2007 except for certain subsidiaries under examination for the 2002 year. With few exceptions, state and local income tax examinations are no longer open for years before 2004. The Company's primary foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2004.
New and On-going Company Initiatives and Development Projects
Public Offering of NRG Yield, Inc.
The Company created NRG Yield, Inc. to enhance value for its stockholders by seeking to gain access to an alternative investor base with a more competitive source of equity capital that would accelerate NRG Yield, Inc.'s long-term growth and acquisition strategy and optimize the NRG Yield, Inc. capital structure. In addition, the creation of NRG Yield, Inc. highlights the value inherent in NRG's contracted conventional and renewable generation and thermal infrastructure assets by separating them from other NRG non-contracted assets and creates a pure-play public issue with operating, financial and tax characteristics that the Company believes will appeal to dividend growth-oriented investors seeking exposure to the contracted power sector. NRG Yield, Inc. completed its initial public offering in July 2013, as described in Note 1, Basis of Presentation, and received net proceeds after underwriting discounts of $468 million, of which $395 million was utilized to acquire the contracted assets from NRG and $73 million will be utilized for NRG Yield, Inc.'s general corporate purposes.
NRG has given NRG Yield, Inc. the right of first offer for certain of its assets if it should seek to sell the assets. These assets include the following: El Segundo Energy Center, High Desert, Kansas South, NRG's interest in Agua Caliente (51%), a portion of NRG's interest in Ivanpah (49.9%) and NRG's remaining interest in CVSR.
Certain of the contracted assets acquired by NRG Yield, Inc. in July 2013 were in development in 2013 and are further described below, including Alpine, Borrego and 48.95% of CVSR.

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
Solar
NRG has acquired and is developing a number of solar projects utilizing photovoltaic, or PV, as well as solar thermal technologies. The following table is a brief summary of the Company's major Utility Scale Solar projects as of June 30, 2013 that are or were under construction during the six months ended June 30, 2013. As of June 30, 2013, NRG had 673 MW of capacity at its commercially operating solar facilities, which includes the assets in service at Agua Caliente, CVSR, Alpine, Borrego, High Desert, Kansas South, Distributed Solar, among others.

NRG Owned Projects	Location	PPA	MW (a)	Expected COD	Status
Ivanpah (b)	Ivanpah, CA	20 - 25 year	392	2013	Under Construction
Agua Caliente (c)	Yuma County, AZ	25 year	290	2012 - 2014	Partially In-Service
CVSR (d)	San Luis Obispo, CA	25 year	250	2012 - 2013	Partially In-Service
Alpine	Lancaster, CA	20 year	66	2013	In-Service
Borrego	Borrego Springs, CA	25 year	26	2013	In-Service
High Desert	Lancaster, CA	20 year	20	2013	In-Service
Kansas South	Kings County, CA	20 year	20	2013	In-Service

(a)	Represents total project size.

(b)	NRG owns a 50.1% stake in the Ivanpah solar project.

(c)	NRG owns a 51% stake in the 290 MW Agua Caliente project which includes 278 MW that have reached commercial operations as of June 30, 2013.

(d)	CVSR has 127 MW in operation as of June 30, 2013.
Below is a summary of recent developments related to solar projects:
Ivanpah — Construction related matters have resulted in delays for the first two units of the Ivanpah project. As a result, the first unit of the Ivanpah project is now expected to be completed and producing power in the fourth quarter of 2013 instead of July 2013. The second and third units are now both expected to be completed in the fourth quarter of 2013 instead of the third and fourth quarter of 2013, respectively. Power generated from Ivanpah will be sold to Southern California Edison and PG&E under multiple 20 to 25 year PPAs.
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
High Desert — In the first quarter of 2013, the Company, through its wholly-owned subsidiary, NRG Solar PV LLC, acquired High Desert, a 20 MW utility-scale photovoltaic solar facility located in Lancaster, California.  The project was financed with $24 million in equity and $82 million of nonrecourse project level debt as discussed in Note 7, Debt and Capital Leases. The solar facility provides electricity to Southern California Edison under a 20-year PPA.
Kansas South — In the second quarter of 2013, the Company, through its wholly-owned subsidiary, NRG Solar PV LLC, acquired Kansas South, a 20 MW utility-scale photovoltaic solar facility located in Kings County, California.  The project was financed with $21 million in equity and $59 million of nonrecourse project level debt as discussed in Note 7, Debt and Capital Leases. The solar facility provides electricity to PG&E under a 20-year PPA.

Guam Solar Project — In 2013, the Company, through its wholly-owned subsidiary. NRG Solar LLC, acquired a 26 MW solar project in the development phase on the island of Guam, a U.S. territory. NRG Solar will construct, own and operate the solar project which will sell all of its power output to the Guam Power Authority under a 25-year PPA.
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
Conventional Power Development and Acquisitions
Operational Improvement Activities
NRG has announced its intention to continue operations at the Avon Lake and New Castle facilities, which are currently in operation and had been scheduled for deactivation in April 2015. NRG intends to add natural gas capabilities at these facilities, which is expected to be completed by the summer of 2016. Additionally, the Company deactivated its Norwalk Harbor facility and has accelerated the deactivation of the Portland and Titus facilities to 2014 and 2013, respectively.
Projects Under Construction and Completed in 2013
The Company's El Segundo Energy Center LLC completed construction at its El Segundo Power Generating Station, a 550 MW fast start, gas turbine combined cycle generating facility in El Segundo, California.  The facility was constructed pursuant to a 10 year, 550 MW PPA with Southern California Edison.  The first and second units reached commercial operation on June 28 and July 10, 2013, respectively.

The Company completed construction of the Marsh Landing project, a 720 MW natural gas-fired peaking facility adjacent to the Company's Contra Costa generating facility near Antioch, California, in 2013. The output of the facility is contracted to PG&E pursuant to a 10 year PPA. The project achieved commercial operations on May 1, 2013.
Gregory Acquisition
On August 7, 2013, NRG Texas Gregory LLC, a wholly-owned subsidiary of NRG, acquired the Gregory cogeneration plant in Corpus Christi, Texas from a consortium of affiliates of Atlantic Power Corporation, John Hancock Life Insurance Company (U.S.A.), and Rockland Capital, LLC. NRG paid approximately $244 million for the plant, which has generation capacity of 388 MW and steam capacity of 160 MWt. The Gregory cogeneration plant provides steam, processed water and a small percentage of its electrical generation to the Corpus Christi Sherwin Alumina plant. The majority of the plant's generation is available for sale in the ERCOT market.
W.A. Parish Peaking Unit and Commercial Scale Carbon Capture, Utilization and Storage System
The 75 MW peaking unit at W.A. Parish achieved commercial operations on June 26, 2013.  The unit is expected to be retrofitted for use as a cogeneration facility to provide steam and power to operate the CCUS, which is being partially funded by a grant from the US DOE.
Construction of the CCUS is intended to allow NRG, through its wholly owned subsidiary Petra Nova LLC, to utilize the captured CO2 in enhanced oil recovery operations in oil fields on the Texas Gulf Coast.  On May 23, 2013, the US DOE published the Record of Decision to the Federal Register, announcing its decision to provide cost-shared funding for the project in the amount of $167 million, $7 million of which has already been provided to NRG, as of June 30, 2013.  Construction of the CCUS is subject to receipt of appropriate financing and negotiation of material contracts.

Retail Growth Initiatives
NRG's Retail Business continues to develop innovative products and services that help change the way consumers and businesses think about and use energy. In the Texas residential segments, the Company began offering a Home Energy Snapshot, a new personalized report showing customers how their home's usage compares to similar homes, along with personalized recommendations as well as Degrees of Difference, a peak time rebate providing consumers with a bill credit for reducing usage upon request.  In addition, the Company created a partnership with Home Depot to sell retail electricity service in stores across the state and began offering consumers the ability to charge their mobile phones or other small devices in a charge locker while they shop in retail stores.  In the Texas business segment, the Company began offering energy solutions including the weekly summary email, usage alerts, Nest Thermostat, Entouch Controls, and Smart Outlets, giving them insights, choices and convenient ways to manage energy use.
The Company continued its retail market expansion and growth during the quarter as it entered several retail electricity markets in Pennsylvania and New York with the Company's Green Mountain Energy brand.
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
Derivative Instrument Obligations
The Company's 3.625% Preferred Stock includes a feature which is considered an embedded derivative per ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of June 30, 2013, based on the Company's stock price, the embedded derivative was out-of-the-money and had no redemption value.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2013, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 8, Variable Interest Entities, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $229 million as of June 30, 2013. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 15, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2012 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2012 Form 10-K. See also Note 7, Debt and Capital Leases, and Note 13, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the six months ended June 30, 2013.

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2013, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2013.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2012	$825
Contracts realized or otherwise settled during the period	(271)
Changes in fair value	(46)
Fair value of contracts as of June 30, 2013	$508

	Fair Value of Contracts as of June 30, 2013
Fair value hierarchy Gains/(Losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess 5 Years	Total Fair Value
	(In millions)
Level 1	$(31)	$51	$21	$—	$41
Level 2	368	143	(57)	25	479
Level 3	4	(17)	1	—	(12)
Total	$341	$177	$(35)	$25	$508
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of June 30, 2013, NRG's net derivative asset was $508 million, a decrease to total fair value of $317 million as compared to December 31, 2012. This decrease was primarily driven by the roll-off of trades that settled during the period in addition to losses in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $319 million in the net value of derivatives as of June 30, 2013. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $297 million in the net value of derivatives as of June 30, 2013.

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
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities and correlations between various commodities, such as natural gas, electricity, coal, oil and emissions credits. NRG manages the commodity price risk of the Company's merchant generation operations and load serving obligations by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from forecasted sales and purchases of electricity and fuel. NRG measures the risk of the Company's portfolio using several analytical methods, including sensitivity tests, scenario tests, stress tests, position reports and VaR. NRG uses a Monte Carlo simulation based VaR model to estimate the potential loss in the fair value of the Company's energy assets and liabilities, which includes generation assets, load obligations and bilateral physical and financial transactions.
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and six months ended June 30, 2013, and 2012:

(In millions)	2013	2012
VaR as of June 30,	$88	$80
Three months ended June 30,
Average	$86	$63
Maximum	95	87
Minimum	77	52
Six months ended June 30,
Average	$92	$48
Maximum	104	87
Minimum	77	24
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of June 30, 2013 for the entire term of these instruments entered into for both asset management and trading was $43 million, primarily driven by asset-backed transactions.
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
If all of the above swaps had been discontinued on June 30, 2013, the Company would have owed the counterparties $77 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
As part of the CVSR financing, the Company entered into swaptions in order to hedge the project interest rate risk. As of June 30, 2013, the notional value of the swaptions was $135 million. If the swaptions were discontinued on June 30, 2013, the counterparty would have owed the Company approximately $5 million.

NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2013, a 1% change in variable interest rates would result in a $22 million change in interest expense on a rolling twelve month basis.
As of June 30, 2013, the fair value of the Company's debt was $16.8 billion and the related carrying amount was $16.6 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $1.2 billion.
Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $104 million as of June 30, 2013, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $78 million as of June 30, 2013. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2013.
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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through June 30, 2013, see Note 13, Commitments and Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2012 Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period ended June 30, 2013	Total number of shares purchased	Average price paid per share(a)	Total number of shares purchased under the 2013 Capital Allocation Program	Dollar value of shares that may be purchased under the 2013 Capital Allocation Program(b)
First quarter 2013	972,292	$25.88	972,292	$174,828,171
Year-to-date 2013	972,292	$25.88	972,292	$174,828,171
(a) The average price paid per share excludes commissions of $0.015 per share paid in connection with the share repurchases.
(b) Includes commissions of $0.015 per share paid in connection with the share repurchases.

On February 27, 2013, the Company announced a plan to repurchase $200 million of its common stock in 2013 under the 2013 Capital Allocation Program. During the first quarter, the Company purchased 972,292 shares of NRG common stock for $25 million at an average cost of $25.88 per share. The Company intends to complete its remaining $175 million of share repurchases by the end of 2013, subject to available capital, market conditions, and compliance with associated laws and regulations.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Ninetieth Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 3, 2013.
4.2	Ninety-First Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 3, 2013.
4.3	Ninety-Second Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 3, 2013.
4.4	Ninety-Third Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 3, 2013.
4.5	Ninety-Fourth Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 3, 2013.
4.6	Ninety-Fifth Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 3, 2013.
10.1	Second Amendment Agreement, dated as of June 4, 2013, to the Amended and Restated Credit Agreement and the Second Amended and Restated Collateral Trust Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2013.
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: August 9, 2013	Chief Accounting Officer (Principal Accounting Officer)