Form 10-K
period 2013-12-31
NRG ENERGY, INC.
filed 2014-02-28
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission file No. 001-15891
     NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

211 Carnegie Center Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $7,506,455,756 based on the closing sale price of $26.70 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at February 26, 2014
Common Stock, par value $0.01 per share	325,217,179
Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2012 Form 10-K	NRG's Annual Report on Form 10-K for the year ended December 31, 2012
316(b) Rule	Regulations promulgated by the EPA to implement a section of the Clean Water Act regulating cooling water intake structures
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates – updates to the ASC
AZNMSN	Arizona, New Mexico and Southern Nevada
BACT	Best Available Control Technology
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Capital Allocation Program	NRG's plan of allocating capital between debt reduction, reinvestment in the business, investment in acquisition opportunities, share repurchases and shareholder dividends
CCS-EOR	Carbon Capture and Sequestration with Enhanced Oil Recovery project
CDWR	California Department of Water Resources
C&I	Commercial, industrial and governmental/institutional
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon dioxide
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
DNREC	Delaware Department of Natural Resources and Environmental Control
DSU	Deferred Stock Unit
EME	Edison Mission Energy
Energy Plus Holdings	Energy Plus Holdings LLC
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESEC	El Segundo Energy Center LLC
ESPP	Employee Stock Purchase Plan
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FPA	Federal Power Act

FRCC	Florida Reliability Coordinating Council
Fresh Start	Reporting requirements as defined by ASC-852, Reorganizations
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $850 million outstanding unsecured senior notes consisting of $450 million of 8.5% senior notes due 2021 and $400 million of 9.125% senior notes due 2031
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn Senior Notes
GenOn's $2.0 billion outstanding unsecured senior notes consisting of $725 million of 7.875% senior notes due 2017, $675 million of 9.5% senior notes due 2018, and $550 million of 9.875% senior notes due 2020 ($575 million of 7.625% senior notes due 2014 were redeemed in June of 2013)

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

High Desert	TA - High Desert, LLC
High Desert Facility	High Desert's $82 million non-recourse project level financing facility under the Note Purchase and Private Shelf Agreement
ISO	Independent System Operator, also referred to as Regional Transmission Organizations, or RTO
ISO-NE	ISO New England Inc.
Kansas South	NRG Solar Kansas South LLC
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG Long-Term Incentive Plan and the NRG GenOn Long-Term Incentive Plan
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass	Residential and small business
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MD PSC	Maryland Public Service Commission
MDE	Maryland Department of the Environment
Merger	The merger completed on December 14, 2012 by NRG and GenOn pursuant to the Merger Agreement
Merger Agreement	The agreement by and among NRG, GenOn Energy, Inc. and Plus Merger Corporation, dated as of July 20, 2012
Merit Order	A term used for the ranking of power stations in order of ascending marginal cost
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
MSU	Market Stock Unit
MW	Megawatts
MWh	Saleable megawatt hours net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation

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

NSPS	New Source Performance Standards
NSR	New Source Review
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas & Electric
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PU	Performance Unit
PUCT	Public Utility Commission of Texas
PUHCA of 2005	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
RCRA	Resource Conservation and Recovery Act of 1976
Reliant Energy	Reliant Energy Retail Services, LLC
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, not only to achieve a substantial emissions reduction, but also to increase facility capacity, and improve system efficiency

Retail Business	NRG's retail energy brands, including Reliant, Green Mountain, Energy Plus and NRG Residential Solutions
Revolving Credit Facility	The Company's $2.5 billion revolving credit facility due 2018, a component of the Senior Credit Facility

RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
RPS	Renewable Portfolio Standards
RSS	Reliability Support Service
RSU	Restricted Stock Unit
Schkopau	Kraftwerk Schkopau Betriebsgesellschaft mbH
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility	NRG's senior secured facility, comprised of the Term Loan Facility and the Revolving Credit Facility
SIFMA	Securities Industry and Financial Markets Association
Senior Notes
The Company's $5.9 billion outstanding unsecured senior notes consisting of, $1.2 billion of 7.625% senior notes due 2018, $700 million of 8.5% senior notes due 2019, $800 million of 7.625% senior notes due 2019, $1.1 billion of 8.25% senior notes due 2020, $1.1 billion of 7.875% senior notes due 2021, and $990 million of 6.625% senior notes due 2023

SERC	Southeastern Electric Reliability Council/Entergy
SO2	Sulfur dioxide
STP	South Texas Project Electric Generating Station Units 1 & 2 — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company
TEPCO	The Tokyo Electric Power Company of Japan, Inc.
Term Loan Facility	The Company's $2.0 billion term loan facility due 2018, a component of the Senior Credit Facility
Texas Genco	Texas Genco LLC, now referred to as the Company's Texas Region
Tonnes	Metric tonnes, which are units of mass or weight in the metric system each equal to 2,205lbs and are the global measurement for GHG
TSR	Total Shareholder Return
TWh	Terawatt hour
U.S.	United States of America
U.S. DOE	United States Department of Energy
U.S. GAAP	Accounting principles generally accepted in the United States
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size, that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
WCP	WCP (Generation) Holdings, Inc.
WECC	Western Electricity Coordinating Council

PART I
Item 1 — Business
General
NRG Energy, Inc., or NRG or the Company, is a competitive power and energy company that aspires to be a leader in the way residential, industrial and commercial consumers think about, use, produce and deliver energy and energy services in major competitive power markets in the United States. NRG engages in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; the transacting in and trading of fuel and transportation services and the direct sale of energy, services, and innovative, sustainable products to retail customers. The Company sells retail electric products and services under the name “NRG” and various brands owned by NRG. Finally, NRG aspires to be a clean energy leader and is focused on the deployment and commercialization of potentially transformative technologies, like electric vehicles, Distributed Solar and smart meter/home automation technology that collectively have the potential to fundamentally change the nature of the power industry, including a substantial change in the role of the national electric transmission grid and distribution system.
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
Retail
The Retail Business provides energy and related services to residential, commercial and institutional customers primarily located in Texas and selected Northeast markets. Products and services range from system power to home services, to bundled products which combine system power with protection products, energy efficiency and renewable energy solutions. Based on metered locations, as of December 31, 2013, NRG's Retail Business served approximately 2.3 million residential, small business, commercial and industrial customers.

Alternative Energy
NRG's investment in, and development of, new technologies is focused on identifying significant commercial opportunities and creating a comparative advantage for the Company. The Company's development and investment initiatives are focused on Distributed Solar, solar thermal, solar photovoltaic and wind and also include other low-or no-GHG emitting energy generating sources, such as the fueling infrastructure for electric vehicle, or EV, ecosystems.

The map below shows the locations of NRG's U.S. power generation facilities as of December 31, 2013, (excluding Distributed Solar), both operating and under construction, as well as the states where NRG operates its Retail Business:

Generation Key

= Solar
★ = Under Construction (Solar)
= Wind
▲ = Nuclear
■ = Fossil
California
Texas
NY
MA
CT
OH
PA
NJ
DC
MD
DE
Guam
U.S. Territory
= States with retail customers

Net Capacity by Fuel Type

North America Portfolio

Renewable Facilities[2]

54%
25,007 MW
Gas
4%
27%
12,568 MW
Coal
12%
5,721 MW
Oil
3%
1,176 MW
Nuclear
1,666 MW[1] Renewables
Wind
448 MW
Solar
1,186 MW
Solar Under Construction
32 MW

Total 46,138 MW

Total 1,666 MW

[1] *Includes 32 MW under construction*

[2] *Includes 53 MW Distributed Solar, including 6 MW under construction*

Wholesale Generation

North America Portfolio
2013 TWh Generated

34 TWh East
2 TWh
Alternative Energy
3 TWh[3]
NRG Yield
16 TWh
South Central
41 TWh
Texas
4 TWh
West

Total 100 TWh

[3] *Includes 2 TWh for NRG Yield's thermal steam and chilled water facilities*

Retail Load

2013 TWh Sold

4 TWh
C&I Northeast
5 TWh
Mass Northeast
22 TWh
Texas C&I
29 TWh
Texas Mass

Total 60 TWh

Effective June 2013, the Company's segment structure and its allocation of corporate expenses were updated to reflect how management currently makes financial decisions and allocates resources. The Company has recast data from prior periods to reflect this change in reportable segments to conform to the current year presentation. The Company's businesses are primarily segregated based on the Retail Business, conventional power generation, alternative energy businesses, NRG Yield, and corporate activities.  Within NRG's conventional power generation, there are distinct components with separate operating results and management structures for the following geographical regions: Texas, East, South Central, West and Other, which includes international businesses and maintenance services.  The Company's alternative energy segment includes solar and wind assets (excluding those in the NRG Yield segment), electric vehicle services and the carbon capture business.  NRG Yield includes certain of the Company's contracted generation assets including three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities, two portfolios of distributed solar facilities and thermal infrastructure assets.
The following table summarizes NRG's global generation portfolio as of December 31, 2013, by operating segment, which includes 88 fossil fuel and nuclear plants, eleven Utility Scale Solar facilities and four wind farms, as well as Distributed Solar facilities. Also included are one Utility Scale Solar facility and additional Distributed Solar facilities currently under construction. All Utility Scale Solar and Distributed Solar facilities are described in megawatts on an alternating current basis. MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's owned or lease interest excluding capacity from inactive/mothballed units:

	Fossil Fuel, Nuclear, and Renewable
	(In MW)
Generation Type	Texas	East	South Central	West	Alternative Energy	NRG Yield	Total Domestic	Other (Inter-national)	Total Global
Natural gas	5,917	7,651	3,817	6,779	—	843	25,007	—	25,007
Coal	4,193	6,879	1,496	—	—	—	12,568	605	13,173
Oil(a)	—	5,531	—	—	—	190	5,721	—	5,721
Nuclear	1,176	—	—	—	—	—	1,176	—	1,176
Wind	—	—	—	—	347	101	448	—	448
Utility Scale Solar	—	—	—	—	836	303	1,139	—	1,139
Distributed Solar	—	—	—	—	37	10	47	—	47
Total generation capacity	11,286	20,061	5,313	6,779	1,220	1,447	46,106	605	46,711
Capacity attributable to noncontrolling interest	—	—	—	—	(331)	(499)	(830)	—	(830)
Total net generation capacity	11,286	20,061	5,313	6,779	889	948	45,276	605	45,881
Under Construction
Utility Scale Solar	—	—	—	—	26	—	26	—	26
Distributed Solar	—	—	—	—	6	—	6	—	6
Total under construction	—	—	—	—	32	—	32	—	32
(a) The NRG Yield operating segment consists of two dual-fuel (natural gas and oil) simple-cycle generation facilities.
In addition, the Company's thermal assets provide steam and chilled water capacity of approximately 1,374 MWt through its district energy business, 28 MWt of which is available under the right-to-use provision of the Chilled Water Service Agreement at NRG Energy Center Phoenix, AZ.

Initial Public Offering of NRG Yield, Inc.
The Company formed NRG Yield, Inc. primarily to own and operate a portfolio of contracted generation assets and thermal infrastructure assets that have historically been owned and/or operated by NRG and its subsidiaries. On July 22, 2013, NRG Yield, Inc. closed its initial public offering of 22,511,250 shares of Class A common stock at a price of $22 per share. Net proceeds to NRG Yield, Inc. from the sale of the Class A common stock were approximately $468 million, net of underwriting discounts and commissions of $27 million. The Company retained 42,738,250 shares of Class B common stock of NRG Yield, Inc. As a result, the Company owns a controlling interest in NRG Yield, Inc. and will consolidate this entity for financial reporting purposes. In addition, the Company retained a 65.5% interest in NRG Yield LLC. The initial public offering represented the sale of a 34.5% interest in NRG Yield LLC. NRG Yield LLC's initial assets consisted of three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities, two portfolios of distributed solar facilities that collectively represent 1,324 net MW, and thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,098 net MWt and electric generation capacity of 123 net MW. On December 31, 2013, NRG Yield LLC acquired Energy Systems, as described in Item 15 — Note 3, Business Acquisitions and Dispositions. The following table represents the structure of NRG Yield, Inc. after the initial public offering:

NRG Energy, Inc.
(NRG)
Public
shareholders
Class B
Common Stock
65.5%
Voting Interest
Class A Common Stock
34.5% Voting Interest
NRG Yield, Inc.
(NYLD)
100% Class B Units
65.5% Economic
Interest
Sole Managing
Member
100% Class A Units
34.5% Economic
Interest
NRG Yield LLC

GenOn Acquisition
On December 14, 2012, NRG completed the Merger with GenOn in accordance with the Merger Agreement, with GenOn continuing as a wholly-owned subsidiary of NRG.  The Company issued, as consideration for the Merger, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, totaling 93.9 million shares of NRG common stock, and approximately $1 million in cash for fractional shares. The Merger was accounted for as an acquisition, and NRG was deemed to have acquired GenOn for accounting purposes. Specifically, consolidated financial statements and financial and operational results of NRG include the results of the combined entities from December 15, 2012, unless indicated otherwise.

NRG's Business Strategy
The Company's business is focused on: (i) excellence in operating performance of its existing assets; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) optimal hedging of generation assets and retail load operations; (iv) repowering of power generation assets at premium sites; (v) investing in, and deploying, alternative energy technologies both in its wholesale and, particularly, in and around its Retail Business and its customers; (vi) pursuing selective acquisitions, joint ventures, divestitures and investments; and (vii) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management. Underlying each aspect of the Company’s business is the Company’s commitment to safety for its employees, customers and partners.
In addition, the Company, through its subsidiary, NRG Yield, Inc., is focused on enhancing value for its stockholders through: (i) providing a more competitive source of equity capital that would accelerate NRG's long-term growth and acquisition strategy and optimize NRG's capital structure; and (ii) highlighting the reduced market exposure associated with the contracted conventional and renewable generation and thermal infrastructure assets embedded with NRG's merchant portfolio.
The Company believes that the U.S. energy industry is going to be increasingly impacted by the long-term societal trend towards sustainability, which is both generational and irreversible. Moreover, it further believes the information technology-driven revolution, which has enabled greater and easier personal choice in other sectors of the consumer economy, will do the same in the U.S. energy sector over the years to come. Finally, NRG believes that the aging transmission and distribution infrastructure of the national grid is becoming increasingly inadequate in the face of the more extreme weather demands of the 21st century. As a result, energy consumers are expected to have increasing personal control over whom they buy their energy from, how that energy is generated and used (including their ability to self-generate from their own primarily sustainable energy resources) and what environmental impact individual choices will have. The Company's initiatives in this area of future growth are focused on: (i) renewables, with a concentration in solar and wind development; (ii) electric vehicle ecosystems; (iii) customer-facing energy products and services, including smart energy services that give consumers individual energy insights, choices and convenience, a variety of renewable and energy efficiency products, and numerous loyalty and affinity options and tailored product and service bundles sold through unique retail sales channels; and (iv) construction of other forms of on-site clean power generation. The Company's advances in each of these areas are driven by select acquisitions, joint ventures, and investments that are more fully described in Item 1, Business - New and On-going Company Initiatives and Development Projects and in Management's Discussion and Analysis of Financial Condition and Results of Operations, New and On-going Company Initiatives and Development Projects, in this Form 10-K.
In summary, NRG's business strategy is intended to maximize stockholder value through the production and sale of safe, reliable and affordable power to its customers in the markets served by the Company, while aggressively positioning the Company to meet the market's increasing demand for sustainable and low carbon energy solutions individualized for the benefit of the end use energy consumer. This strategy is designed to enhance the Company's core business of competitive power generation and mitigate the risk of declining power prices. The Company is a leading provider of sustainable energy solutions that promote both consumer welfare and national energy security.
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
Wholesale Power Generation
Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NRG competes on the basis of the location of its plants and ownership of portfolios of plants in various regions, which increases the stability and reliability of its energy revenues. Wholesale power generation is a regional business that is currently highly fragmented and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identities of the companies NRG competes with depending on the market. Competitors include regulated utilities, other independent power producers, and power marketers or trading companies, including those owned by financial institutions, municipalities and cooperatives.

Retail
The deregulated electricity markets across the nation provide an intensely competitive landscape for energy providers to sell products and services to all customer segments (residential, small business, commercial and industrial businesses, governments and other public institutions). The retail markets in which the Company competes include but are not limited to the following states: Connecticut, Delaware, Illinois, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Ohio, Oregon and Texas, as well as the District of Columbia. The ERCOT market in Texas is NRG's biggest retail market.
Retail customers make purchase decisions based on a variety of factors, including price, customer service, brand, product choices, bundles or value-added features. Customers purchase products through a variety of sales channels including direct sales force, call centers, websites, brokers and brick-and-mortar stores.
Development
NRG continuously evaluates opportunities for development of new generation, on both a merchant and contracted basis. Merchant development opportunities, at present, are more limited due to the volatile power markets and the prevailing low price of natural gas prompted by the shale gas revolution over the past several years. As such, the majority of NRG's current developments are in response to Requests For Proposals, or RFPs, for new conventional or renewable generation and/or generating capacity backed by contracts with credit-worthy counterparties.  Many RFPs are solicited by regulated utilities or electric system operators, often to comply with mandated renewable portfolio standards or to achieve an improved reserve margin, which is a measure of a market's available electric power capacity over and above the electric power capacity needed to meet normal peak demand levels.  NRG competes against other power plant developers and manufacturers of solar panel assemblies.  The number and type of competitors vary based on the location, generation type, project size and counterparty specified in the RFP.  Bids are awarded based on many factors including price, location of existing generation, prior experience developing generation resources similar to that specified in the RFP, and creditworthiness.
Competitive Strengths
Conventional Wholesale Power Generation
NRG has one of the largest and most diversified power generation portfolios in the United States, with approximately 44,472 MW of fossil fuel and nuclear generation capacity at 87 plants as of December 31, 2013. The Company's power generation assets are diversified by fuel-type, dispatch level and region, which helps mitigate the risks associated with fuel price volatility and market demand cycles.
NRG's U.S. baseload and intermediate facilities provide the Company with a significant source of cash flow, while its peaking facilities provide NRG with opportunities to capture upside potential that can arise during periods of high demand, which typically drive higher energy prices.
Many of NRG's generation assets are located within densely populated areas that tend to have more robust wholesale pricing as a result of relatively favorable local supply-demand balance. NRG now has generation assets located in or near Houston, New York City, Washington D.C., New Jersey, southwestern Connecticut, Pittsburgh, Cleveland, and the Los Angeles, San Diego, and San Francisco metropolitan areas. These facilities are often ideally situated for repowering or the addition of new capacity because their location and existing infrastructure give them significant advantages over undeveloped sites.

Retail
Through its Retail Business, in 2013, NRG delivered approximately 60 TWhs and had approximately 2.3 million customers as of December 31, 2013, making it the largest retailer in Texas and one of the largest retail energy providers in the United States. NRG's multi-brand Retail Business offers a broad range of services and value propositions that enable it to attract, retain, and increase the value of the Company's residential, small business and commercial and industrial customer relationships. With the largest market share in ERCOT based on volume sales, Reliant Energy, an NRG Company, is recognized for its exemplary customer service as well as its innovative smart energy and technology product offerings and home energy services. Green Mountain Energy is widely recognized as a pioneer in competitive retail energy markets and provides customers an environmentally friendly alternative for their energy supply requirements. Energy Plus, which is increasingly selling under the NRG brand name, has exclusive marketing arrangements with leading loyalty program providers and affinity group associations. Finally, NRG is selling renewables, home services, portable power and customized energy solutions to customers in the Company's chosen markets. Through the multi-brand Retail Business, NRG is able to provide its customers a broad range of energy services and products, including system power, smart energy services and energy efficiency services, electric vehicle services, protection products, distributed generation, solar and wind products, carbon management and specialty services. The breadth and scope of the Retail Business also creates opportunities for delivering value enhancing energy solutions to customers on a national level. In an industry that is subject to commodity price volatility, NRG expects that an expanded core generation fleet will enable the combined company to replicate in multiple markets, principally in the East, the successful integrated wholesale-retail business model that NRG currently operates in the Texas region.
Solar and Other Alternative Energy Technologies
NRG is one of the largest solar power developers and owner-operators in the United States, having demonstrated the ability to develop, construct and finance a full range of solar energy solutions for utilities, schools, municipalities, commercial and residential market segments. The Company has 1,666 MW of renewable generation capacity, of which 1,634 MW is operational and 32 MW is under construction as of December 31, 2013, comprised of ownership interests in four wind farms, eleven Utility Scale Solar facilities, and numerous Distributed Solar facilities. Through its relationships with solar equipment providers, NRG can deploy diverse solar technologies in both the utility and distributed generating scale projects that create value for the Company while meeting the clean renewable energy requirements of its customers. In addition, NRG is responding to the growing consumer demand for cleaner transportation solutions by building the first privately funded Electric Vehicle, or EV, charging infrastructure network in select major metropolitan areas.
Sponsor of NRG Yield
The Company’s establishment of, and majority interest in, NRG Yield, Inc. provides it with a more competitive and efficient vehicle to invest in, develop and pursue the acquisition of contracted power infrastructure assets such as conventional and renewable generation assets as well as thermal infrastructure assets. Because the Company believes NRG Yield, Inc. will provide it with a lower cost of capital, NRG believes that it will directly benefit from NRG Yield, Inc.’s growth through its controlling interest in NRG Yield, Inc. and by providing NRG Yield, Inc. a platform of growth through the completion of future sales of assets pursuant to the Right of First Offer Agreement. The proceeds of such sales are expected to provide the Company with capital to expand its Capital Allocation Program.  As of December 31, 2013, NRG Yield, Inc.’s stock price had increased 81.9% from its initial public offering price of $22 per share on July 17, 2013.
Reliability of future cash flows and portfolio diversification
NRG has hedged a portion of its coal and nuclear capacity with decreasing hedge levels through 2018. As a result of the GenOn acquisition, the majority of the Company's generation is in markets with forward capacity markets that extend three years into the future. These capacity revenues not only enhance the reliability of future cash flows but are not correlated to natural gas prices. NRG also has cooperative load contract obligations in the South Central region expiring over various dates through 2025, which largely hedge the Company's generation in this region. In addition, as of December 31, 2013, the Company had purchased fuel forward under fixed price contracts, with contractually-specified price escalators, for approximately 61% of its expected coal requirement from 2014 to 2018, excluding inventory. The Company intends to enter into additional hedges when market conditions are favorable.
The Company also has the advantage of being able to supply its Retail Business with its own generation, which can reduce the need to sell and buy power from other institutions and intermediaries, resulting in lower transaction costs and credit exposures. This combination of generation and retail allows for a reduction in actual and contingent collateral, through offsetting transactions and by reducing the need to hedge the retail power supply through third parties.

The generation and retail combination also provides stability in cash flows, as changes in commodity prices generally have offsetting impacts between the two businesses. The offsetting nature of generation and retail, in relation to changes in market prices, is an integral part of NRG's goal of providing a reliable source of future cash flow for the Company.
When developing new renewable and conventional power generation facilities, NRG typically secures long-term PPAs, which insulate the Company from commodity market volatility and provide future cash flow stability. These PPAs are typically contracted with high credit quality local utilities and have durations up to 25 years. Such projects include all of the Company's major Utility Scale Solar projects, in operation and under construction, as well as the 720 MW Marsh Landing Generating Station and the 550 MW El Segundo Energy Center.
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
NRG enters into power sales and hedging arrangements via a wide range of products and contracts, including PPAs, fuel supply contracts, capacity auctions, natural gas derivative instruments and other financial instruments. In addition, because changes in power prices in the markets where NRG operates are generally correlated to changes in natural gas prices, NRG uses hedging strategies that may include power and natural gas forward sales contracts to manage the commodity price risk primarily associated with the Company's coal and nuclear generation assets. The objective of these hedging strategies is to stabilize the cash flow generated by NRG's portfolio of assets.
Coal and Nuclear Operations
The following table summarizes NRG's U.S. Coal and Nuclear capacity and the corresponding revenues and average natural gas prices and positions resulting from Coal and Nuclear hedge agreements extending beyond December 31, 2013, and through 2018 for the Company's Texas and South Central regions:

Texas and South Central	2014	2015	2016	2017	2018	Annual Average for 2014-2018
	(Dollars in millions unless otherwise stated)
Net Coal and Nuclear Capacity (MW) (a)	6,865	6,290	6,290	6,290	6,290	6,405
Forecasted Coal and Nuclear Capacity (MW) (b)	5,691	4,951	4,789	4,640	4,501	4,914
Total Coal and Nuclear Sales (MW) (c)	5,354	2,828	1,300	1,080	888	2,290
Percentage Coal and Nuclear Capacity Sold Forward (d)	94%	57%	27%	23%	20%	47%
Total Forward Hedged Revenues (e)	$1,952	$1,083	$531	$461	$411
Weighted Average Hedged Price ($ per MWh) (e)	$41.62	$43.71	$46.68	$48.60	$52.87
Average Equivalent Natural Gas Price ($ per MMBtu)	$4.35	$4.53	$5.02	$5.36	$5.97
Gas Price Sensitivity Up $0.50/MMBtu on Coal and Nuclear Units	$16	$124	$190	$196	$198
Gas Price Sensitivity Down $0.50/MMBtu on Coal and Nuclear Units	$(15)	$(110)	$(169)	$(168)	$(170)
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal and Nuclear Units	$48	$94	$129	$160	$168
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal and Nuclear Units	$(36)	$(73)	$(104)	$(132)	$(135)

(a)
Net Coal and Nuclear capacity represents nominal summer net MW capacity of power generated as adjusted for the Company's ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2013, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent MWh based on forward market implied heat rate as of December 31, 2013, and then combined with power sales to arrive at equivalent MWh hedged which is then divided by number of hours in given year to arrive at MW hedged. The Coal and Nuclear Sales include swaps and delta of options sold which is subject to change. For detailed information on the Company's hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements. Includes inter-segment sales from the Company's wholesale power generation business to the Retail Business.

(d)	Percentage hedged is based on total Coal and Nuclear sales as described in (c) above divided by the forecasted Coal and Nuclear capacity.

(e)	Represents U.S. Coal and Nuclear sales, including energy revenue and demand charges. For purpose of consistency, rail rates for South Central were held constant.

The following table summarizes NRG's U.S. Coal capacity and the corresponding revenues and average natural gas prices and positions resulting from Coal hedge agreements extending beyond December 31, 2013, and through 2018 for the East region:

East	2014	2015	2016	2017	2018	Annual Average for 2014-2018
	(Dollars in millions unless otherwise stated)
Net Coal Capacity (MW) (a)	6,787	6,255	5,433	4,992	4,992	5,692
Forecasted Coal Capacity (MW) (b)	3,215	2,276	1,766	1,682	1,718	2,132
Total Coal Sales (MW) (c)	2,607	948	482	371	—	881
Percentage Coal Capacity Sold Forward (d)	81%	42%	27%	22%	—%	41%
Total Forward Hedged Revenues (e)	$1,339	$478	$258	$167	$—
Weighted Average Hedged Price ($ per MWh) (e)	$58.65	$57.60	$61.08	$51.21	$—
Average Equivalent Natural Gas Price ($ per MMBtu)	$5.58	$5.22	$5.36	$4.53	$—
Gas Price Sensitivity Up $0.50/MMBtu on Coal Units	$97	$112	$94	$101	$117
Gas Price Sensitivity Down $0.50/MMBtu on Coal Units	$(47)	$(66)	$(56)	$(58)	$(75)
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal Units	$84	$122	$96	$99	$102
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal Units	$(40)	$(83)	$(68)	$(67)	$(68)

(a)
Net Coal capacity represents nominal summer net MW capacity of power generated as adjusted for the Company's ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2013, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent MWh based on forward market implied heat rate as of December 31, 2013, and then combined with power sales to arrive at equivalent MWh hedged which is then divided by number of hours in given year to arrive at MW hedged. The Coal Sales include swaps and delta of options sold which is subject to change. For detailed information on the Company's hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements. Includes inter-segment sales from the Company's wholesale power generation business to the Retail Business.

(d)	Percentage hedged is based on total Coal sales as described in (c) above divided by the forecasted Coal capacity.

(e)	Represents U.S. Coal sales, including energy revenue and demand charges, excluding revenues derived from capacity auctions.
Retail Operations
In 2013, the Company's Retail Business sold electricity to residential, commercial and industrial consumers at either fixed, indexed or variable prices. Residential and smaller commercial consumers typically contract for terms ranging from one month to two years while industrial contracts are often between one year and five years in length. In 2013, the Company's Retail Business sold approximately 60 TWhs of electricity. In any given year, the quantity of TWh sold can be affected by weather, economic conditions and competition. The wholesale supply is typically purchased as the load is contracted in order to secure profit margin. The wholesale supply is purchased from a combination of NRG's wholesale portfolio and other third parties, depending on the existing hedge position for the NRG wholesale portfolio at the time. The ability to choose supply from the market or the Company's portfolio allows for an optimal combination to support and stabilize retail margins.

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

•
South Central — NRG earns demand payments from its long-term full-requirements load contracts with ten Louisiana distribution cooperatives. Of the ten contracts, nine expire in 2025 and account for 75% of the cooperative customer contract load, with the remaining contract currently set to expire in 2014. This remaining counterparty, with a 550 MW load service contract, accounting for 25% of the cooperative total, has elected not to extend its contract when it expires in 2014.  Demand payments from the current long term contracts are tied to summer peak demand and provide a mechanism for recovering a portion of the costs associated with new or changed environmental laws or regulations. MISO has a Resource Adequacy Construct and an annual auction, known as the Planning Resource Auction, or PRA. In April, MISO will conduct the PRA for Planning Year 2014-2015 that will begin on June 1, 2014. The South Central assets situated in the MISO market may participate in this auction.  In certain circumstances, capacity from this region may be sold into the PJM market.

•	West — The region's newer generation is contracted under long-term tolling agreements. Certain other sites have short-term tolling agreements or Resource Adequacy contracts.

•	Texas — The region's sources of capacity and contracted revenues are through bilateral contracts with load serving entities.

•
Other Conventional — Generation output from the Company's share of the Gladstone facility in Australia is sold under long-term contracts, which include capacity payments as well as the reimbursement of certain fixed and variable costs.

•	Alternative Energy — Output from solar energy assets is generally sold through long-term PPAs.

•
NRG Yield — NRG Yield's share of renewable and conventional energy plants is generally sold through long-term PPAs and tolling agreements. Its share of the GenConn plants in Connecticut also earns fixed payments under long-term financial contracts with a utility counterparty and output from NRG Yield's share of thermal assets is generally sold under long-term contracts or through regulated public utility tariffs. The contracts or tariffs contain capacity or demand elements, mechanisms for fuel recovery and/or the recovery of operating expenses. Two of the PJM generation assets participate in the PJM capacity markets.

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
Coal — The Company believes it is adequately hedged, using forward coal supply agreements for its domestic coal consumption for 2014. NRG actively manages its coal requirements based on forecasted generation, market volatility and its inventory on site. As of December 31, 2013, NRG had purchased forward contracts to provide fuel for approximately 61% of the Company's expected requirements from 2014 through 2018, excluding inventory. NRG purchased approximately 32 million tons of coal in 2013, of which 74% was Powder River Basin coal and lignite, and 26% was Waste and Appalachian coal. For fuel transport, NRG has entered into various rail, barge, truck transportation and rail car lease agreements with varying tenures that provide for substantially all of the Company's transportation requirement of Powder River Basin coal for the next two years and for most of the Company's transportation requirements of Appalachian coal for the next year.

The following table shows the percentage of the Company's coal requirements from 2014 through 2018 that have been purchased forward as of December 31, 2013:

Percentage of Company's Requirement (a)(b)
2014	97%
2015	68%
2016	48%
2017	47%
2018	27%

(a)	The hedge percentages reflect the current plan for the Jewett mine, which supplies lignite for NRG's Limestone facility. NRG has the contractual ability to change volumes and may do so in the future.

(b)	Does not include coal inventory.
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
Nuclear Fuel — STP's owners satisfy their fuel supply requirements by: (i) acquiring uranium concentrates and contracting for conversion of the uranium concentrates into uranium hexafluoride; (ii) contracting for enrichment of uranium hexafluoride; and (iii) contracting for fabrication of nuclear fuel assemblies. Through its proportionate participation in STPNOC, which is the NRC-licensed operator of STP and responsible for all aspects of fuel procurement, NRG is party to a number of long-term forward purchase contracts with many of the world's largest suppliers covering STP's requirements for uranium and conversion services for the next five years, and with substantial portions of STP's requirements procured thereafter. Similarly, NRG is party to long-term contracts to procure STP's requirements for enrichment services and fuel fabrication for the life of the operating license.
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

Regional Segment Review
Revenues
The following table contains a summary of NRG's operating revenues by segment for the years ended December 31, 2013, 2012, and 2011, as discussed in Item 15 — Note 18, Segment Reporting, to the Consolidated Financial Statements. Refer to that footnote for additional financial information about NRG's business segments and geographic areas, including a profit measure and total assets. In addition, refer to Item 2 — Properties, for information about facilities in each of NRG's business segments.

	Year Ended December 31, 2013
	Energy Revenues	Capacity Revenues	Retail Revenues	Mark-to- Market Activities	Contract Amor-tization	Other Revenues(a)	Total Operating Revenues
	(In millions)
Retail	$—	$—	$6,297	$(5)	$(51)	$—	$6,241
Texas	2,190	103	—	(217)	2	28	2,106
East	2,400	1,099	—	(366)	—	76	3,209
South Central	566	245	—	45	19	(1)	874
West	155	314	—	2	—	4	475
Other Conventional Generation	—	5	—	—	—	148	153
Alternative Energy	209	3	—	(1)	—	22	233
NRG Yield	86	91	—	—	(1)	137	313
Corporate and Eliminations (b)	(2,076)	(60)	(5)	(36)	—	(132)	(2,309)
Total	$3,530	$1,800	$6,292	$(578)	$(31)	$282	$11,295

(a)	Primarily consists of revenues generated by the Thermal business, operation and maintenance revenues and unrealized trading activities.

(b)	Energy revenues include inter-segment sales primarily between Texas and East, and the Retail Business.

	Year Ended December 31, 2012
	Energy Revenues	Capacity Revenues	Retail Revenues	Mark-to- Market Activities	Contract Amor-tization	Other Revenues(c)	Total Operating Revenues(d)
	(In millions)
Retail	$—	$—	$5,893	$(5)	$(116)	$—	$5,772
Texas	2,406	81	—	(441)	—	28	2,074
East	533	314	—	(12)	—	19	854
South Central	527	240	—	30	20	(10)	807
West	121	124	—	10	—	4	259
Other Conventional Generation	39	41	—	—	—	93	173
Alternative Energy	117	—	—	—	—	8	125
NRG Yield	33	—	—	—	(1)	143	175
Corporate and Eliminations (e)	(1,662)	(38)	(5)	(32)	—	(80)	(1,817)
Total	$2,114	$762	$5,888	$(450)	$(97)	$205	$8,422

(c)	Primarily consists of revenues generated by the Thermal business, operation and maintenance revenues and unrealized trading activities.

(d)	Total operating revenues includes GenOn revenues of $73 million for the period from December 15, 2012 to December 31, 2012.

(e)	Energy revenues include inter-segment sales primarily between Texas and East, and the Retail Business.

	Year Ended December 31, 2011
	Energy Revenues	Capacity Revenues	Retail Revenues(f)	Mark-to- Market Activities	Contract Amor-tization	Other Revenues(g)	Total Operating Revenues
	(In millions)
Retail	$—	$—	$5,812	$8	$(178)	$—	$5,642
Texas	2,545	28	—	173	—	86	2,832
East	579	291	—	28	—	26	924
South Central	548	243	—	(12)	20	18	817
West	31	118	—	(4)	—	4	149
Other Conventional Generation	58	70	—	—	(1)	58	185
Alternative Energy	18	—	—	—	—	1	19
NRG Yield	25	—	—	—	—	138	163
Corporate and Eliminations(h)	(1,735)	(14)	(5)	132	—	(30)	(1,652)
Total	$2,069	$736	$5,807	$325	$(159)	$301	$9,079

(f)	Retail revenues include Energy Plus revenues of $63 million for the period from October 1, 2011, to December 31, 2011.

(g)	Primarily consists of revenues generated by the Thermal business, operation and maintenance revenues and unrealized trading activities.

(h)	Energy revenues include inter-segment sales primarily between Texas and East, and the Retail Business.

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
The tables below present these performance metrics for the Company's U.S. power generation portfolio, including leased facilities and those accounted for through equity method investments, for the years ended December 31, 2013, and 2012:

	Year Ended December 31, 2013
			Fossil and Nuclear Plants
	Net Owned Capacity (MW)	Net Generation (MWh)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
	(In thousands of MWh)
Texas	11,286	40,734	84.5%	10,200	43.5%
East	20,061	34,211	80.8	10,100	17.6
South Central	5,313	16,329	79.6	9,300	36.6
West	6,779	3,528	90.0	11,200	5.3
Alternative Energy	1,220	2,159
NRG Yield (a)	1,447	1,109

	Year Ended December 31, 2012
			Fossil and Nuclear Plants
	Net Owned Capacity (MW)(b)	Net Generation (MWh)(c)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor
	(In thousands of MWh)
Texas	10,880	37,695	83.2%	10,200	40.7%
East	21,080	6,469	84.0	11,200	9.8
South Central	5,315	15,927	80.5	9,400	42.6
West	7,520	2,146	88.8	12,000	11.9
Alternative Energy	674	1,367
NRG Yield (a)	351	782

(a)	NRG Yield excludes thermal generation.

(b)	Net Capacity Owned includes GenOn assets, which were acquired on December 14, 2012. These include 14,850 MW in East, 1,200 MW in South Central, and 5,390 MW in West.

(c)	Net Generation includes GenOn generation for the period from December 15, 2012 through December 31, 2012.

The generation performance by region for the three years ended December 31, 2013, 2012, and 2011, is shown below:

	Net Generation
	2013	2012 (a)	2011
	(In thousands of MWh)
Texas
Coal	28,215	24,825	30,256
Gas	4,636	4,709	5,949
Nuclear (b)	7,883	8,161	8,960
Total Texas	40,734	37,695	45,165
East
Coal	25,136	4,514	5,551
Oil	1,073	228	83
Gas	8,002	1,727	1,656
Total East	34,211	6,469	7,290
South Central
Coal	9,420	8,923	10,865
Gas	6,909	7,004	5,135
Total South Central	16,329	15,927	16,000
West
Gas	3,528	2,146	1,052
Total West	3,528	2,146	1,052
Alternative Energy
Solar	1,031	470	—
Wind	1,128	897	838
Total Alternative Energy	2,159	1,367	838
NRG Yield
Solar	688	270	79
Wind	334	351	345
Gas and Dual-Fuel	87	161	86
Total NRG Yield (c)	1,109	782	510

(a)	Includes GenOn generation for the period from December 15, 2012 through December 31, 2012.

(b)	MWh information reflects the Company's undivided interest in total MWh generated by STP.

(c)	Total NRG Yield excludes thermal generation.

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
Texas
NRG's Texas wholesale power generation business is in the physical control area of the ERCOT market. The ERCOT market is one of the nation's largest and historically fastest growing power markets. For 2013, hourly demand ranged from a low of approximately 23,400 MW to a high of approximately 67,200 MW. The all-time peak demand in ERCOT remains 68,305 MW, set on August 3, 2011 during the hottest summer on record. The ERCOT region contains installed generation capacity of approximately 89,200 MW (approximately 23,300 MW from coal, lignite and nuclear plants, 48,600 MW from gas, and 17,300 MW from wind, hydro, solar, biomass and behind-the-meter generation). The ERCOT market has limited interconnections to other markets in the United States. In addition, NRG's Retail Business activities in Texas are subject to standards and regulations adopted by the PUCT and ERCOT, including the requirement for retailers to be certified by the PUCT in order to contract with end-users to sell electricity. In Texas, a majority of the load is in the ERCOT market and is served by competitive retail suppliers. Certain areas of the state are served by municipal utilities and electric cooperatives.
Regulators, legislators, and stakeholders in ERCOT have been conducting a lengthy debate on how to address projected shortfalls in planning reserve margins that may occur in 2015 and beyond. A number of market rule changes have been implemented to provide pricing more reflective of higher energy value when operating reserves are scarce or constrained. The primary stated goal of these market rule changes is to improve forward market pricing signals and provide incentives for resource investment. Among the changes already implemented are: energy offer floors for certain ancillary service deployments, an increase to the system-wide energy and ancillary service offer caps (currently at $5,000 per MWh but increasing to $7,000 in June 2014 and to $9,000 in June 2015), an increase to the annual peaker net margin threshold to $262,500 from $175,000, an increase to the low system-wide energy offer cap to $2,000 (up from $500), and higher energy pricing for ISO unit commitments for capacity.

On or about June 1, 2014, ERCOT will implement an operating reserve demand curve, or ORDC, which is being designed to provide additional administrative pricing adjustments during operational shortages, and ERCOT is working on other proposals to address price dampening from minimum energy from online resources, and emergency supply procurement in a manner that does not suppress competitive pricing. Longer term proposals are also under high level review, including a potential forward capacity market model related to supporting reserve requirements.
East
NRG's generation assets located in the East region of the United States are within the control areas of the NYISO, ISO-NE, and PJM. Each of the market regions in the East region provides for robust competition in the day-ahead and real-time energy and ancillary services markets. Additionally, each allows capacity resources to compete for fixed cost recovery in a capacity auction.
The East region achieves a significant portion of its revenues from capacity markets in ISO-NE, NYISO and PJM. PJM and ISO-NE employ a three-year forward capacity auction construct, while NYISO employs a month-ahead capacity auction construct. Capacity market prices are sensitive to design parameters, as well as additions of new capacity.

NRG's Retail Business is active in a number of areas in the East region that have introduced retail competition, which allows NRG to competitively provide retail power, natural gas and other value-enhancing services to end use customers.  Each retail choice state establishes its own retail competition laws and regulations, and the specific operational, licensing, and compliance requirements vary on a state-by-state basis.  The Company's Retail Business holds licenses in many of the states that allow for retail choice in C&I and/or Mass markets.  In the East markets, incumbent utilities currently provide default service and as a result typically serve a majority of residential customers.  Primary factors in the success of retail competition include how the state provides and prices default service.  However, as customers become more informed about the many benefits of retail choice and states continue to implement retail policies to further improve market dynamics, retail choice is expected to grow.  The Retail Business continues to expand in the competitive choice states and offers a range of value propositions to consumers to meet individual and business preferences.
The East Region also includes the Osceola plant that is outside the organized eastern markets. It is located in FRCC and is currently under a tolling arrangement that expires in 2014.
South Central
On December 19, 2013, Entergy joined MISO and, as a result, the generation assets located in NRG's South Central region which operated primarily in the SERC-Entergy region, now are within the MISO control area. NRG's South Central assets compete in the MISO day-ahead and real-time energy and ancillary services markets. Additionally, MISO employs a one-year forward capacity auction construct, in which capacity resources can compete for fixed cost recovery in the capacity auction. NRG continues to provide full requirement services to load-serving entities, including cooperatives and municipalities.
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
The increase in renewable resources in California is expected to drive a growing need for generation resources with increased operating flexibility, in addition to the established need for dispatchable generation within transmission-constrained areas of the transmission system, such as the San Diego, Greater San Francisco Bay Area, Big Creek/Ventura, and Los Angeles local reliability areas in which the Company currently operates natural gas-fired generation.  The projected retirement of older flexible gas-fired coastal generating units that utilize once-through cooling is also a significant driver of long-term prices in California.  Implementing market mechanisms to procure the needed flexibility, and allocating the costs associated with this flexibility, are key CAISO initiatives. The Company's Marsh Landing and El Segundo Energy Center projects, which both reached commercial operation in 2013 and are the subject of long-term tolling agreements, are examples of the type of flexible natural gas-fired generation resources that the CAISO has identified as necessary to maintain system reliability.  The Company is also pursuing repowering projects at several of its Southern California sites to help meet local generation needs already established by, as well as additional needs currently under consideration by, the CPUC. Specifically, through a subsidiary, the Company has executed an agreement with the City of Carlsbad dated January 14, 2014, that secures the support of the City of Carlsbad for a license amendment for the Carlsbad Energy Center. Another Company subsidiary has filed a petition to amend the license for the El Segundo Energy Center to add additional new generating units at that site, completing its modernization. Longer term, NRG's California portfolio's locational advantage may be impacted by new transmission, which may affect load pocket procurement requirements, and by the state's goal for additional distributed generation, which may also be located within these constrained local areas.

Solar
The Company also operates a fast-growing fleet of Utility Scale Solar and Distributed Solar generating assets within the CAISO system, as well as within balancing authorities in Arizona and New Mexico. Each of these states has implemented their own renewable portfolio standard requiring LSEs to provide a given percentage of their production from renewable resources, such as 33% of generation by 2020 in California. As a result, a number of LSEs have entered into long-term PPAs with the Company's Utility Scale Solar generating facilities. The Company currently has PPAs for over 1,100 MW of solar generation assets, over 750 MWs of which are located in California. In California and Arizona, investor-owned utilities are nearing their procurement requirement, resulting in a trend towards smaller sized Utility Scale projects and a shift of contracting to municipalities and other public power entities. Distributed Solar opportunities remain strong as declining project costs allow pricing, without subsidies, to continue to approach parity with utility rates. As success in the Distributed Solar segment of the market builds, the states' public utility commissions are expected to reevaluate policies created to encourage the growth of this market segment, including the role of net energy metering (in California) and tariff subsidies (as evidenced by the end of commercial and industrial customer incentives in Arizona).
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
The Company will pay an aggregate purchase price of $2.6 billion (subject to adjustment), which will consist of 12,671,977 shares of NRG common stock (valued at $350 million based upon the volume-weighted average trading price over the 20 trading days prior to October 18, 2013) with the balance to be paid in cash. The Company expects to fund the cash portion of the purchase price using a combination of cash on hand, including acquired cash on hand of $1.1 billion, and approximately $700 million of the proceeds received from the issuance of the 2022 Senior Notes, as discussed in Item 15 — Note 12, Debt and Capital Leases. The Company also expects to assume debt related to acquired project assets of approximately $1.5 billion, which will be non-recourse to NRG.
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
The acquisition is subject to customary conditions, including approval of the U.S. Bankruptcy Court for the Northern District of Illinois and required regulatory approvals, and is expected to close by the end of the first quarter of 2014.  There are no assurances that the conditions to the acquisition of EME will be satisfied, that EME will not enter into an alternative transaction, or that the acquisition of EME will be consummated on the terms agreed to, if at all.
Public Offering of NRG Yield, Inc.
The Company created NRG Yield, Inc. to enhance value for its stockholders by seeking to gain access to an alternative investor base with a more competitive source of equity capital that would accelerate NRG Yield, Inc.'s long-term growth and acquisition strategy and optimize the NRG Yield, Inc. capital structure. In addition, the creation of NRG Yield, Inc. highlights the value inherent in NRG's contracted conventional and renewable generation and thermal infrastructure assets by separating them from other NRG non-contracted assets. Because the Company believes NRG Yield, Inc. will provide it with a lower cost of capital, NRG believes that it will directly benefit from NRG Yield, Inc.’s growth through its controlling interest in NRG Yield, Inc. and by providing NRG Yield, Inc. a platform of growth through the completion of future sales of assets. NRG Yield, Inc. completed its initial public offering in July 2013, as described in Item 15 — Note 1, Basis of Presentation, and received net proceeds after underwriting discounts of $468 million, of which $395 million was utilized to acquire the contracted assets from NRG and $73 million was retained for NRG Yield, Inc.'s general corporate purposes.
NRG has given NRG Yield, Inc. the right of first offer for certain of its assets if it should seek to sell the assets. These assets include the following: El Segundo Energy Center, High Desert, Kansas South, NRG's interest in Agua Caliente (51%), a portion of NRG's interest in Ivanpah (49.95%) and NRG's remaining interest in CVSR.

Certain of the contracted assets acquired by NRG Yield, Inc. in July 2013 were in development in 2013 and are further described below, including Alpine, Borrego and CVSR. On December 31, 2013, a subsidiary of NRG Yield, Inc. acquired a 100% interest in Energy Systems Company, or Energy Systems. Energy Systems is an operator of steam and chilled thermal facilities that provides heating and cooling services to nonresidential customers in Omaha, Nebraska.
Renewable Development and Acquisitions
As part of its core strategy, NRG intends to continue to own, operate and invest in the development and acquisition of renewable energy projects. NRG's renewable strategy is intended to capitalize on scale and first mover advantage in a high growth segment of the energy sector and the Company's existing wholesale and retail businesses in states with policies and market opportunities conducive to the development of a growing utility scale and distributed solar business. In particular, as the installed cost of new renewable resources continues to decline, the Company intends to target opportunities in markets where alternative energy solutions have, or are becoming, increasingly price competitive to system power and the electricity distribution systems have become increasingly susceptible to service disruption as a result of, among other factors, extreme weather. This section briefly describes the Company's most notable current activities in renewable development.
Solar
NRG has acquired and is developing a number of solar projects utilizing photovoltaic, or PV, as well as solar thermal technologies. As of December 31, 2013, NRG had 1,186 MW of capacity at its commercially operating solar facilities, which includes the assets in service at Ivanpah, Agua Caliente, CVSR, Alpine, Borrego, High Desert, Kansas South, Distributed Solar, among others. The following table is a brief summary of the Company's major Utility Scale Solar projects, as of December 31, 2013, that are or were under construction during the fourth quarter.

NRG Owned Projects	Location	PPA	MW (a)	COD or Expected COD	Status
Guam	Guam, U.S. territory	25 year	26	2014	Under Construction
Ivanpah (b)	Ivanpah, CA	20 - 25 year	378	2013	In-Service
CVSR (c)	San Luis Obispo, CA	25 year	250	2012 - 2013	In-Service

(a)	Represents total project size.

(b)	NRG owns a 50.1% stake in the Ivanpah solar project.

(c)	NRG owns a 51.05% stake of CVSR and owns a 65.5% stake of NRG Yield Inc.'s 48.95% stake of CVSR, for a total 83% stake in the 250 MW CVSR project, of which NRG consolidates its interest.
Below is a summary of recent developments related to solar projects:
Ivanpah — Ivanpah achieved operations as of December 31, 2013. Power generated from Ivanpah is being sold to Southern California Edison and PG&E under multiple 20 to 25 year PPAs.
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
High Desert — In the first quarter of 2013, the Company, through its wholly-owned subsidiary, NRG Solar PV LLC, acquired High Desert, a 20 MW utility-scale photovoltaic solar facility located in Lancaster, California.  The project was financed with $24 million in equity and $82 million of nonrecourse project level debt as discussed in Note 12, Debt and Capital Leases. The solar facility provides electricity to Southern California Edison under a 20-year PPA.
Kansas South — In the second quarter of 2013, the Company, through its wholly-owned subsidiary, NRG Solar PV LLC, acquired Kansas South, a 20 MW utility-scale photovoltaic solar facility located in Kings County, California.  The project was financed with $21 million in equity and $59 million of nonrecourse project level debt as discussed in Note 12, Debt and Capital Leases. The solar facility provides electricity to PG&E under a 20-year PPA.

Guam Solar Project — In 2013, the Company, through its wholly-owned subsidiary, NRG Solar Guam LLC, acquired a 26 MW solar project in the development phase on the island of Guam, a U.S. territory. NRG, through its subsidiaries, will construct, own and operate the solar project which will sell all of its power output to the Guam Power Authority under a 25-year PPA. Construction commenced in the fourth quarter of 2013 and the project is expected to attain full commercial operation by the fourth quarter of 2014. The project will be financed with nonrecourse project level debt as discussed in Note 12, Debt and Capital Leases.
Distributed Solar — Approximately 53 MWs of distributed solar projects are in operation or construction at five National Football League venues as well as other commercial or institutional sites. A critical initiative of the Company's Distributed Solar growth effort aims to establish alliances with large customers seeking renewable energy at multiple locations.  This effort resulted in the May 2013 announcement of a global alliance with Starwood Hotels & Resorts Worldwide and the July 2013 announcement of a planned installation at one of the largest contiguous rooftop solar photovoltaic arrays in the world at the Mandalay Bay Resort Convention Center in Las Vegas. All of the Company's Distributed Solar projects in operation or under construction are supported by long-term PPAs.
Conventional Power Development
Operational Improvement Activities
NRG has announced its intention to continue operations at the Avon Lake and New Castle facilities, which are currently in operation and had been scheduled for deactivation in April 2015. NRG intends to add natural gas capabilities at these facilities, which is expected to be completed by the summer of 2016. The Company also expects to add natural gas capabilities at the Big Cajun II facility by spring of 2015.
In December 2013, the New York Governor announced a deal under which the Company and National Grid will negotiate a contract to add gas to the Dunkirk facility to enable Units 2, 3 and 4 to operate on natural gas.  Unit 1 will remain mothballed.  The Company and National Grid agreed to the material terms of a ten-year contract, and those terms were filed with the NYPSC on February 13.  The agreement will commence when the three Dunkirk Units are capable of operating on natural gas, expected in the fall of 2015.
Projects Under Construction
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
W.A. Parish Peaking Unit and Commercial Scale Carbon Capture and Sequestration with Enhanced Oil Recovery
The 75 MW peaking unit at W.A. Parish achieved commercial operations on June 26, 2013.  The unit is expected to be retrofitted for use as a cogeneration facility to provide steam and power to operate the CCS-EOR, which is being partially funded by a grant from the U.S. DOE.
Construction of the CCS-EOR is intended to allow NRG, through its wholly owned subsidiary Petra Nova LLC, to utilize the captured CO2 in enhanced oil recovery operations in oil fields on the Texas Gulf Coast.  On May 23, 2013, the U.S. DOE published the Record of Decision in the Federal Register, announcing its decision to provide cost-shared funding for the project in the amount of $167 million, $7 million of which has already been received by NRG as of December 31, 2013.  Construction of the CCS-EOR is subject to receipt of appropriate financing and negotiation of material contracts.

Retail Growth Initiatives
NRG's Retail Business continues to develop innovative products and services that help change the way consumers and businesses think about and use energy. In the Texas residential segments, the Company continued to expand its solar offering. In addition to introducing the first 100% solar product in Texas that also helps fund the development of new solar in the state, solar lease offers were introduced to customers.  NRG has also expanded its home energy services to include home energy reviews and peer comparison, personal recommendations and a state-of-the-art mobile experience that gives customers insights to make energy choices that fit their personal preferences. New sales partnerships have also been created with plans to offer a variety of products and services to customers shopping at national retail stores consistent with the strategy to meet customers where they are with products and services that power their homes and their lives. In the Texas business segment, the Company continued offering energy solutions including the weekly summary email, usage alerts, Nest Thermostat, Entouch Controls, and Smart Outlets, giving customers insights, choices and convenient ways to manage energy use.
In the Northeast, NRG has expanded its offerings for businesses and households.  In the business segment, in 2013, NRG completed the acquisition of and continued integrating Energy Curtailment Specialists, or ECS. This is a critical portion of the Company's strategy of engaging differently with business customers.  The Company's ECS acquisition allows NRG to offer demand response to current commodity customers.  In addition, NRG is seeking to deepen its overall relationship by selling energy efficiency and energy supply consulting services to a range of business customers.  In the residential segment, customer count growth was primarily achieved by focusing on the Green Mountain Energy and NRG Residential Solutions brands.  Green Mountain’s growth was enabled by the sales force penetration in the new distribution utility service territories we entered earlier during 2013.  The Company's launch of the NRG Residential Solutions brand now provides NRG access into 22 utility territories in 10 states and Washington, DC and the Company's brand is gaining awareness in its key markets.  Through NRG Residential Solutions NRG launched a unique bundled offer providing fixed price electricity with a residential rooftop solar panel offer for households that are interested in distributed generation and price control.  Finally, to support sales for all retail brands in the Northeast, the Company continues to expand its retail storefront sales partnerships to find new locations to engage consumers.
Electric Vehicle Infrastructure Development
NRG, through its subsidiary NRG eVgo, continues to build out and operate EV ecosystems in the San Francisco Bay Area, Los Angeles, San Diego, Washington, DC/Baltimore, Houston and the Dallas/Fort Worth Metroplex. NRG eVgo is the first company to equip major markets with privately funded infrastructure needed for successful EV adoption and integration. As of December 31, 2013, NRG eVgo had 57 public fast charging Freedom Station sites operational in its metro areas. NRG eVgo has an additional 33 sites in its metro areas under construction or in permitting. NRG eVgo offers consumers a subscription-based plan that provides for all charging requirements for EVs at a competitive monthly fee. NRG eVgo achieved billable network status in Texas in 2012, and is on track to achieve billable network status in San Francisco, San Diego, and Washington by the first quarter of 2014 and in Los Angeles by the second quarter of 2014.
NRG eVgo has an agreement with the California Public Utilities Commission to build at least 200 public fast charging Freedom Station sites and wiring and associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California by the end of 2016. The agreement is part of a legal settlement, as discussed in detail in Item 15 — Note 22, Commitments and Contingencies, to the Consolidated Financial Statements, and was approved by the FERC on November 2, 2012.

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
Federal Regulation
CFTC
The CFTC has regulatory authority over the trading of physical commodities, futures and other derivatives under the Commodity Exchange Act, or CEA. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, increased the CFTC's regulatory authority on matters related to futures and over-the-counter derivatives trading, including, but not limited to: trading practices, trade clearance, transaction reporting and record keeping, position limits, and market participant capital and margin requirements. The Company has reached the conclusion that it is neither a swap dealer nor a major swap participant and has taken and will continue to take measures to otherwise comply with the Dodd-Frank Act.
The Company expects that, in 2014 and thereafter, the CFTC will further clarify the scope of the Dodd-Frank Act and publish additional rules concerning position limits, margin requirements and other issues that will affect the Company's futures and over-the-counter derivatives trading. Because there are many details that remain to be addressed through CFTC rulemaking proceedings, at this time NRG cannot fully measure the impact of the Dodd-Frank Act on the Company, its operations or collateral requirements.
FERC
FERC regulates, among other things, the transmission and the wholesale sale by public utilities of electricity in interstate commerce under the authority of the FPA. Under existing regulations, FERC determines whether an entity owning a generation facility is an EWG as defined in the PUHCA of 2005. FERC also determines whether a generation facility meets the ownership and technical criteria of a QF under PURPA. The transmission of electric energy occurring wholly within ERCOT is not subject to the FERC's rate jurisdiction under Sections 203 or 205 of the FPA. Each of NRG's non-ERCOT U.S. generating facilities either qualifies as a QF, or the subsidiary owning the facility qualifies as an EWG.
Public utilities are required to obtain FERC's acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. All of NRG's non-QF generating and power marketing entities located outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates.
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

        Nuclear Operations
NRG South Texas LP is a 44% owner of a joint undivided interest in STP, the other owners of STP being the City of Austin, Texas (16%) and the City Public Service Board of San Antonio (40%). STP Nuclear Operating Company, or STPNOC, was founded by the then-owners in 1973 to operate the plant and it is the operator licensee and holder of the Facility Operating Licenses NPF-76 and NPF-80. STPNOC is a nonstock, nonprofit, nonmember corporation. Each owner of STP appoints a board member (and the three directors then choose a fourth director who also serves as the chief executive officer of STPNOC). A participation agreement establishes an owners committee with voting interests consistent with ownership interests.
As a holder of an ownership interest in STP, NRG South Texas LP is an NRC licensee and is subject to NRC regulation. The NRC license gives the Company the right to only possess an interest in STP but not to operate it. As a possession-only licensee, i.e., non-operating co-owner, the NRC's regulation of NRG South Texas LP is primarily focused on the Company's ability to meet its financial and decommissioning funding assurance obligations. In connection with the NRC license, the Company and its subsidiaries have a support agreement to provide up to $120 million to support operations at STP.
Decommissioning Trusts — Upon expiration of the operating licenses for the two generating units at STP, currently scheduled for 2027 and 2028, the co-owners of STP are required under federal law to decontaminate and decommission the STP facility. Under NRC regulations, a power reactor licensee generally must pre-fund the full amount of its estimated NRC decommissioning obligations unless it is a rate-regulated utility, or a state or municipal entity that sets its own rates, or has the benefit of a state-mandated non-bypassable charge available to periodically fund the decommissioning trust such that the trust, plus allowable earnings, will equal the estimated decommissioning obligations by the time the decommissioning is expected to begin.
NRG South Texas LP, through its 44% ownership interest, is the beneficiary of decommissioning trusts that have been established to provide funding for decontamination and decommissioning of STP. CenterPoint Energy Houston Electric, LLC, or CenterPoint, and American Electric Power, or AEP, collect, through rates or other authorized charges to their electric utility customers, amounts designated for funding NRG South Texas LP's portion of the decommissioning of the facility. NRG South Texas LP filed a decommissioning cost rate case with the PUCT in 2013 based upon a third party cost study and assuming a twenty year license extension, which resulted in a decrease in the rate of collections. The PUCT approved the rate changes. See also Item 15 — Note 6, Nuclear Decommissioning Trust Fund, to the Consolidated Financial Statements for additional discussion.
In the event that the funds from the trusts are ultimately determined to be inadequate to decommission the STP facilities, the original owners of the Company's STP interests, CenterPoint and AEP, each will be required to collect, through their PUCT-authorized non-bypassable rates or other charges to customers, additional amounts required to fund NRG South Texas LP's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trusts, those excesses will be refunded to the respective rate payers of CenterPoint or AEP, or their successors.
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
In March 2012, the NRC ordered each licensee to conduct a review of seismic and flooding risks (beyond the design license basis), along with an evaluation of emergency preparedness, and an evaluation of the adequacy of spent fuel pool integrity. STPNOC completed these evaluations for STP and is participating in an industry-wide effort to establish remote and reliable storage facilities to house and maintain the necessary equipment to sustain safe operation in the event of long-term absence of existing electric grid infrastructure and on-site generating equipment.
Upon review of industry-wide data, the NRC compared the seismic and flooding analyses against lessons learned at the two new construction sites in the United States and required all stations to re-perform the work, using more conservative assumptions. These subsequent reviews did not reveal additional flooding vulnerabilities at STP as reported to the NRC on March 11, 2013. The seismic re-analysis of Unit 1 has been completed satisfactorily and reported to the NRC on April 25, 2013; Unit 2 re-analysis will not be completed until February 2014 since inaccessible areas could only be examined during a refueling shutdown, recently completed in December 2013. Due to the recent analysis conducted in pursuit of a new construction/operating license for Units 3 and 4, significant issues in this regard are not anticipated.

Hardened instrumentation of spent fuel pool instrumentation, improved emergency communications and increased responsive staffing, and the establishment of two FLEX (Flexible Emergency Response Equipment) sites serving the entire industry are on track to meet the NRC’s timetable for completion in 2016. With respect to STP, the estimated cost for the currently identified required tasks is projected to be less than $50 million, allocated among the three owners. Until further action is taken by the NRC (including issuance of actions required in response to Tier 2 and 3 recommendations), the Company cannot positively predict the impact of the recommendation in the Task Force report and could be required to make additional investments at STP Units 1 and 2.
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Item 15 — Note 23, Regulatory Matters, to the Consolidated Financial Statements.
East Region
PJM
Maryland Environmental Regulations — MDE has announced that it intends to promulgate more stringent regulations regarding NOx emissions, which could negatively affect some of the Company's coal units in Maryland. Accordingly, on November 29, 2013, NRG submitted a notice of deactivation to retire Chalk Point Units 1 and 2, and Dickerson Units 1, 2, and 3 on May 31, 2017.  The deactivation is based on draft environmental regulations that, if adopted, could require uneconomic capital investment and render the units uneconomic to operate going forward.
Import Limits — On November 29, 2013, PJM filed at FERC to add a limit on the amount of capacity from external resources that PJM can reliably import into the PJM Region. If approved by FERC, the capacity import limit may decrease the amount of capacity imports allowed into PJM, as compared to recent auctions. On January 28, 2014, FERC issued a deficiency notice to PJM. On February 20, 2014, PJM filed its response to the deficiency letter, and the matter is still pending at FERC. The outcome of this proceeding could have a material impact on future PJM capacity prices.
Limited Demand Response Caps & Demand Response Operability Filings — On January 30, 2014, FERC approved a PJM proposal to place a ceiling, or hard cap, on the amount of limited and extended summer demand response resources that can clear the auction. The intent of these changes is to drive price separation between the Annual, Extended Summer, and Limited demand response products in PJM and to ensure that the annual product receives the highest payment from the market. The Company supported the filing at FERC and the matter is still pending rehearing. The eventual outcome of this proceeding could have a material impact on future PJM capacity prices.
Additionally, on December 24, 2013, PJM filed at FERC to implement changes governing demand response resources’ participation in the PJM capacity market in an attempt to enhance the operational flexibility of demand response resources during the operating day.  The host of changes proposed by PJM included proposals to require most demand response resources to respond in 30 minutes and reduce the minimum call time from two hours to one hour. Approval of these changes would likely limit the amount of demand response resources eligible to participate in the PJM capacity market. The Company filed a limited protest that, among other things, sought clarification on the exemptions offered to the 30 minute notification time and challenging the exemption offered to behind the meter generation. The matter is pending at FERC and the outcome of this proceeding could have a material impact on future PJM capacity prices.
MOPR Litigation — On April 12, 2011, FERC issued an order addressing a complaint filed by PJM Power Providers Group seeking to require PJM to address the potential adverse impacts of out-of-market generation on the PJM Reliability Pricing Model capacity market, as well as PJM's subsequent submission seeking revisions to the capacity market design, in particular the MOPR. In its order, FERC generally strengthened the MOPR and the protections against market price distortion from out-of-market generation. On February 18, 2014, the Third Circuit Court of Appeals affirmed FERC's order.
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

New Jersey and Maryland's Generator Contracting Programs — In 2011, the New Jersey Board of Public Utilities, or NJBPU, awarded three Standard Offer Capacity Agreements, or SOCAs as part of New Jersey's Long-Term Capacity Agreement Pilot Program. The stated goal of the program was to encourage the construction of new generation capacity in New Jersey. One of the SOCAs was awarded to a Company affiliate, which has since been terminated. In late 2011, the MD PSC awarded a similar contract to another generation developer.
The constitutionality of the SOCAs awarded by the NJBPU to the Company and other entities were challenged in the U.S. District Court for the District of New Jersey. On October 11, 2013, the federal district court held that the SOCAs violated the Supremacy Clause of the U.S. Constitution because they intruded on the authority Congress had granted to FERC under the FPA to set wholesale energy prices, which authority FERC had expressed through the PJM capacity auction. Additionally, the Court found that the SOCA poses an obstacle to FERC’s implementation of the PJM capacity auction. Based on these findings, the federal district found the SOCAs to be null and void.
In a similar challenge lodged in the U.S. District Court for the District of Maryland against the Maryland contract, the Maryland federal district court ruled on September 30, 2013 that the Maryland contract violated the Supremacy Clause of the U.S. Constitution and was preempted. The Court decided that the compensation under the Maryland contract amounted to the MD PSC effectively setting the wholesale price when Congress had vested that authority in FERC, thus preempting state regulatory action to establish the wholesale price.
The New Jersey and Maryland decisions have been appealed to the United States Court of Appeals for the Third Circuit and the United States Court of Appeals for the Fourth Circuit, respectively. On January 24, 2014, the Company filed an amicus brief in the Third Circuit case in support of the petitioners and challenging the District Court ruling that the contracts violated the U.S. Constitution. On February 11, 2014, NRG filed a similar amicus brief in the Fourth Circuit. Briefing in both cases is ongoing.
New England
Performance Incentive Proposal — On January 17, 2014, ISO-NE filed at FERC to fundamentally revise its forward capacity market, or FCM, by making a resource’s forward capacity market compensation dependent on resource output during short intervals of operating reserve scarcity. The ISO-NE proposal would replace the existing shortage event penalty structure with a new performance incentive, or PI, mechanism, resulting in capacity payments to resources that would be the combination of two components: (1) a base capacity payment and (2) a performance payment or charge. The performance payment or charge would be entirely dependent upon the resource’s delivery of energy or operating reserves during scarcity conditions, and could be larger than the base payment.
NEPOOL, the ISO-NE stakeholder group, filed an alternative proposal to ISO-NE’s PI proposal at FERC, under which the market rules would be revised to maintain the FCM capacity product as a tool to ensure resource adequacy, and would place real-time performance incentive-related improvements directly into the energy and reserve markets. The Company supports the NEPOOL alternative. The matter is pending at FERC.
FCM Rules for 2014 Forward Capacity Auction — On January 24, 2014, FERC accepted ISO-NE’s proposal to revamp its Insufficient Supply and Insufficient Competition rules, which resulted in a declaration of the Insufficient Competition condition and a $7.025/kW-month price to all existing resources. Rehearing of the order remains pending.
New York
Demand Curve Reset — On November 29, 2013, the NYISO filed at FERC its triennial adjustment of its capacity market parameters for the 2014-2017 periods. The NYISO installed capacity requirement is determined by an administratively-set demand curve reflecting, among other things, the estimated net cost of new entry, or CONE, of a proxy generating unit. In its filing, the NYISO proposes to utilize a frame unit, without selective catalytic reduction, or SCR, for the Rest of State region, and a Frame unit with a SCR for Lower Hudson Valley, New York City and Long Island zones as its proxy generating unit. The use of this proxy unit is expected to decrease capacity prices in the New York City and Lower Hudson Valley zones. FERC accepted the filing on January 28, 2014, with a May 1, 2014 effective date for the new demand curves. The Company has filed for rehearing on certain aspects of FERC’s rules.
NYSPSC Order Rescinding Danskammer Retirement — On October 29, 2013, the NYSPSC took emergency action to rescind its approval for the 530 MW Danskammer facility to retire on October 30, 2013.  The NYSPSC’s stated goal was to allow the facility to return to service in order to constrain rate increases in New York.  The NYPSC approved the emergency Order and granted an extension until March 17, 2014 for Helios Capital LLC to file its plan to operate or retire the unit. The return to service of this facility may affect capacity prices received by NRG for its resources in the Rest-of-State capacity zone and the Lower Hudson Valley capacity zone.

Dunkirk Power LLC Reliability Service — On March 14, 2012, Dunkirk Power LLC, or Dunkirk Power, filed a notice with the NYSPSC of its intent to mothball the Dunkirk Station no later than September 10, 2012.  The effects of the mothball on electric system reliability were reviewed by Niagara Mohawk Power Corporation, d/b/a National Grid, or NG.  As a result of those studies, NG determined that the mothball of the Dunkirk Station would have a negative impact on the reliability of the New York transmission system and that portions of the Dunkirk Station may be retained for reliability purposes via a non-market compensation arrangement.  On July 12, 2012, Dunkirk Power filed a RMR agreement with FERC. On July 20, 2012, NG and Dunkirk Power agreed on the material terms for a bilateral reliability support services, or RSS, agreement and submitted those terms to the NYSPSC for rate recovery in NG's rates. On August 16, 2012, the NYSPSC approved terms and on August 27, 2012, Dunkirk Power and NG entered into the RSS agreement that began on September 1, 2012 and expired on May 31, 2013. In late 2012, NG issued a request for proposals with respect to its reliability need in the Dunkirk area for the two years beginning June 1, 2014. Dunkirk Power submitted a proposal and signed a second, two-year, contract on March 4, 2013 pursuant to which one unit (Unit 2) at Dunkirk will continue operating through May 31, 2015. The contract was submitted to the NYSPSC in March 2013 and approved in May 2013.
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
ERCOT
At its September 12, 2013 open meeting, the PUCT directed ERCOT to implement an operating reserve demand curve by the summer of 2014, known as ORDC B+. ORDC B+ simulates real-time co-optimization and adjusts prices to reflect outcomes expected under real-time co-optimization. ERCOT continues to work on the system changes required to implement the ORDC B+ and it is expected to be in service on or near June 1, 2014. The demand curve will be set to achieve an imputed value of lost load of $9,000 per MWh when ERCOT operating reserves decrease to 2,000 MWs. As part of prior market reforms, system wide offer caps (currently $5,000) will increase to $7,000 per MWh in June 2014 and $9,000 per MWh in June 2015.
The PUCT is currently considering adoption of a mandatory reserve margin in order to remedy forecasted resource shortfalls and assure system reliability. On October 25, 2013, at the regular PUCT open meeting, two of the three commissioners expressed support for mandatory reserve margins although no formal vote was taken. In response to a PUCT posting of a number of policy questions, stakeholder comments were filed in late December 2013 regarding potential longer term market design changes, including forward capacity market elements.  However, two recent developments have slowed the pace of the market design change discussion.
In January 2014, ERCOT disclosed its proposed revised load forecasting methodology, which projected lower peak demand growth in ERCOT. Also in January 2014, the Brattle Group released a report analyzing the economically optimal reserve margin, which identified the risk-neutral reserve margin as being 10.2%, and that the current market would support an 11.4% reserve margin.  However Brattle’s analysis also demonstrated that the ultimate customer cost of a capacity market, which would support the current ERCOT reliability standard (Brattle found would require a 14.1% reserve) is modest (approximately 1% impact to the customer cost) and that a capacity market is the most cost effective way to address the risk of blackouts due to substandard planning reserves.

Environmental Matters
NRG is subject to a wide range of environmental laws in the development, ownership, construction and operation of projects in the United States and Australia. These laws generally require governmental authorizations to build and operate power plants. Environmental laws have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is likely to face new and more stringent requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, the Company expects future laws to require adding emissions controls or other environmental controls or to impose more restrictions on the operations of the Company's facilities, which could have a material effect on operations.
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
Air
The CAA and the resulting regulations (as well as similar state and local requirements) have the potential to affect air emissions, operating practices and pollution control equipment required at power plants. Under the CAA, the EPA sets NAAQS for certain pollutants including SO2, ozone, and PM2.5. Many of the Company's facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS have become more stringent and NRG expects that trend to continue. The Company expects increased regulation at both the federal and state levels of its air emissions and maintains a comprehensive compliance strategy to address these continuing and new requirements. Complying with increasingly stringent NAAQS may require the installation of additional emissions control equipment at some NRG facilities or retiring of units if installing such controls is not economical. Significant changes to air regulatory programs affecting the Company are described below.
In January 2014, EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In 2014, EPA intends to propose another rule that would require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities.
The effects from federal, regional or state regulation of GHGs on the Company's financial performance will depend on a number of factors, including the regulatory design, level of GHG reductions, the availability of offsets, and the extent to which NRG would be entitled to receive CO2 emissions credits without having to purchase them in an auction or on the open market. Thereafter, under any such legislation or regulation, the impact on NRG would depend on the Company's level of success in developing and deploying low and no carbon technologies.

CO2 Emissions
NRG emits CO2 when generating electricity at most of its facilities. The graph presented below illustrates NRG's emissions of CO2 for 2011, 2012, and 2013. NRG anticipates reductions in its future emissions profile as the Company adds more renewable sources such as wind and solar, modernizes the fleet through repowering, improves generation efficiencies, and explores methods to capture CO2.
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
In August 2011, the EPA finalized CSAPR, which was intended to replace CAIR starting in 2012. It was designed to address interstate SO2 and NOX emissions from certain power plants in the eastern half of the United States. In September 2011, GenOn and others asked the U.S. Court of Appeals for the D.C. Circuit to stay and vacate CSAPR because, among other reasons, the rule circumvented the state implementation plan process expressly provided for in the CAA, afforded affected parties no time to install compliance equipment before the compliance period started and included numerous material changes from the proposed rule, which deprived parties of an opportunity to provide comments. In December 2011, the court issued an order that stayed implementation of CSAPR and ordered EPA to keep CAIR in place until the court could rule on the legal deficiencies alleged with respect to CSAPR. In August 2012, the D.C. Circuit Court issued an order vacating CSAPR and keeping CAIR in place.  The EPA petitioned the U.S. Supreme Court seeking review of the D.C. Circuit's decision, which petition was granted. The Supreme Court held oral argument on this case on December 10, 2013.
 Byproducts, Wastes, Hazardous Materials and Contamination
In June 2010, the EPA proposed two alternatives for regulating byproducts of coal combustion (e.g., ash and gypsum) under the RCRA. Under the first proposal, these byproducts would be regulated as solid wastes. Under the second proposal, these byproducts would be regulated as “special wastes” in a manner similar to the regulation of hazardous waste with an exception for certain types of beneficial use of these byproducts. The second alternative would impose significantly more stringent requirements on and increase materially the cost of disposal of coal combustion byproducts. In January 2014, the EPA signed a consent decree that, if entered by the court, would obligate the EPA to decide the manner in which these coal combustion byproducts will be regulated by December 2014.

Domestic Site Remediation Matters
Under certain federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products at the facility. NRG may also be responsible for property damage, personal injury and investigation and remediation costs incurred by a party in connection with hazardous material releases or threatened releases. These laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended by the Superfund Amendments and Reauthorization Act of 1986, or SARA, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and the courts have interpreted liability under such laws to be strict (without fault) and joint and several. Cleanup obligations can often be triggered during the closure or decommissioning of a facility, in addition to spills during its operations. Further discussions of affected NRG sites can be found in Item 15 — Note 24, Environmental Matters, to the Consolidated Financial Statements.
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
On November 19, 2013, the United States Court of Appeals for the District of Columbia Circuit ordered the DOE to submit to Congress a proposal to reduce the current SNF disposal fee to zero, unless and until there is a viable disposal program. On January 3, 2014, the DOE filed a petition for rehearing. On the same date, as ordered by the court, the DOE submitted a proposal to Congress to reduce the current SNF disposal fee to zero, subject to any further judicial decision. The DOE’s submitted proposal becomes effective after the 90-days of continuous session of the Congress unless there is Congressional action contrary to the DOE proposal. However, if the court grants the petition for rehearing, the proposal to eliminate the fee (and the review period) will be held in suspense until after the court rules. Until such time as a new fee structure is in effect, STPNOC must continue to pay the current SNF disposal fees.
On February 5, 2013, STPNOC entered into a settlement agreement with the U.S. DOE for payment of damages relating to the U.S. DOE's failure to accept SNF and HLW under the Act through December 31, 2013, which was extended through an addendum dated January 24, 2014 to December 31, 2016. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the United States, nor has the NRC licensed any such facilities. STPNOC currently stores all SNF generated by its nuclear generating facilities in on-site storage pools.  Since STPNOC's SNF storage pools do not have sufficient storage capacity for the life of the units, STPNOC plans to construct dry cask storage capability on-site.  STPNOC plans to continue to assert claims against the U.S. DOE for damages relating to the U.S. DOE's failure to accept SNF and HLW.
The NRC’s temporary storage rule, known as the “waste confidence decision,” recognizes that licensees can safely store SNF at nuclear power plants for up to 60 years beyond the original and renewed licensed operating life of the plants. However, in June 2012, the United States Court of Appeals for the DC Circuit vacated the NRC’s temporary storage rule on the grounds that the NRC should have conducted a more comprehensive environmental review to support the rule. In September 2012, the NRC directed NRC Staff to complete a generic environmental impact statement and to revise the temporary storage rule which is now not expected until October 2014.
Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the state of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. STP's warehouse capacity is adequate for on-site storage until a site in Andrews County, Texas becomes fully operational.
Water
Clean Water Act — The Company is required under the CWA to comply with intake and discharge requirements, requirements for technological controls and operating practices. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This includes requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the CWA (the 316(b) regulations). In April 2011, the EPA proposed a 316(b) rule that would apply to the Company's existing facilities that use cooling water intake structures to withdraw water from waters of the United States. That proposal would impose national standards for reducing mortality from impingement and entrainment of organisms. The final rule may differ from the proposal as a result of the public comment process. California and New York already have promulgated their own more stringent requirements for once-through cooled units, which may satisfy the requirements of the expected revised 316(b) Rule. NRG expects to comply with the anticipated requirements with a mix of intake and operational modifications.

Regional Environmental Issues
East Region
The EPA and various states have been investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review,” or NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating facilities violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station, which suit was resolved pursuant to a July 2013 Consent Decree. Additionally, in April 2013, the Connecticut Department of Energy and Environmental Protection issued four NOVs alleging that past work at oil-fired combustion turbines at the Torrington Terminal, Franklin, Branford and Middletown violated regulations regarding NSR.
In 2008, the PADEP issued an NOV related to the inactive Monarch mine where low-volume wastewater from the Cheswick Generating Station and ash leachate were historically disposed. Resolution of the NOV could result in operational requirements such as pumping a minimum volume of water from the mine and a penalty of approximately $200,000.
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
The MDE sued two of the GenOn's subsidiaries, NRG MD Ash and GenOn Mid-Atlantic, for alleged violations of water pollution laws at three fly ash disposal sites in Maryland: Faulkner (2008/2011), Brandywine (2010) and Westland (2012). On April 30, 2013, the court approved the consent decree resolving these issues.
MDE has announced that it intends to promulgate more stringent regulations regarding NOx emissions, which could negatively affect some of the Company's coal units in Maryland.
The Company operates generating units in Connecticut, Delaware, Maryland, Massachusetts, and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances, which the Company believes will increase the price of each allowance. These new rules could adversely impact NRG's results of operations, financial condition and cash flows.
South Central Region
In 2009, the U.S. DOJ, on behalf of the EPA, and later the Louisiana Department of Environmental Quality on behalf of the state of Louisiana, sued LaGen in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. On March 6, 2013, the court entered a Consent Decree resolving the matter. In addition to a fine of $3.5 million and mitigation projects totaling $10.5 million, the Consent Decree includes: (i) annual emission caps for NOx and SO2; (ii) installation of selective non-catalytic reduction on Units 1, 2 and 3 by May 1, 2014; (iii) installation of dry sorbent injection on Unit 1 by April 15, 2015 followed by a further reduction in SO2 in March 2025; (iv) conversion of Unit 2 to natural gas; and (v) surrender of any excess allowances associated with the NRG owned portion of the plant. For further discussion of this matter, refer to Note 22, Commitments and Contingencies.

Environmental Capital Expenditures
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2014 through 2018 required to comply with environmental laws will be approximately $332 million which includes $120 million for GenOn. These costs are primarily associated with (i) controls to satisfy MATS and recent NSR settlement at Big Cajun II; (ii) controls to satisfy MATS at W.A. Parish, Limestone and Conemaugh; and (iii) NOx controls for Sayreville and Gilbert. In addition, in connection with the proposed acquisition of EME, the Company expects to incur additional environmental capital expenditures. NRG continues to explore cost-effective compliance alternatives to further reduce costs.
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
Employees
As of December 31, 2013, NRG had 7,786 employees, approximately 35.9% of whom were covered by U.S. bargaining agreements. During 2013, the Company did not experience any labor stoppages or labor disputes at any of its facilities.
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
A significant percentage of the Company's domestic revenues are derived from baseload power plants that are fueled by coal. In many of the competitive markets where NRG operates, the price of power typically is set by natural gas-fired power plants that have traditionally had higher variable costs than NRG's coal-fired power plants. Historically, this has allowed the Company's coal generation assets to earn attractive operating margins compared to plants fueled by natural gas. Decreases in natural gas prices have resulted in a corresponding decrease in the market price of power that has significantly reduced the operating margins of the Company's baseload generation assets and may materially and adversely impact its financial performance. At low enough natural gas prices, gas plants become more economical than coal generation.  In such a price environment, the Company's coal units cycle more often or even shut down until prices or load increases enough to justify running them again.
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

•
changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices, distributed generation, and more efficient end-use technologies;

•	development of new fuels and new technologies for the production of power;

•	development of new technologies for the production of natural gas;

•	regulations and actions of the ISOs; and

•	federal and state power market and environmental regulation and legislation.
Such factors have affected the Company's wholesale power operating results in the past and will continue to do so in the future.

NRG's costs, results of operations, financial condition and cash flows could be adversely impacted by disruption of its fuel supplies.
NRG relies on coal, oil and natural gas to fuel a majority of its power generation facilities. Delivery of these fuels to the facilities is dependent upon the continuing financial viability of contractual counterparties as well as upon the infrastructure (including rail lines, rail cars, barge facilities, roadways, riverways and natural gas pipelines) available to serve each generation facility. As a result, the Company is subject to the risks of disruptions or curtailments in the production of power at its generation facilities if no fuel is available at any price or if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure.
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
A substantial portion of the output from NRG's coal and nuclear facilities has been sold forward under fixed price power sales contracts through 2014 and the Company also sells forward the output from its intermediate and peaking facilities when it deems it commercially advantageous to do so. Because the obligations under most of these agreements are not contingent on a unit being available to generate power, NRG is generally required to deliver power to the buyer, even in the event of a plant outage, fuel supply disruption or a reduction in the available capacity of the unit. To the extent that the Company does not have sufficient lower cost capacity to meet its commitments under its forward sale obligations, the Company would be required to supply replacement power either by running its other, higher cost power plants or by obtaining power from third-party sources at market prices that could substantially exceed the contract price. If NRG fails to deliver the contracted power, it would be required to pay the difference between the market price at the delivery point and the contract price, and the amount of such payments could be substantial.

In the South Central region, NRG has long-term contracts with rural cooperatives that require it to serve all of the cooperatives' requirements at prices that generally reflect the costs of coal-fired generation. On December 19, 2013, the Entergy region joined the MISO. The MISO employs a two settlement market. It is impossible to predict how the price NRG is required to pay to serve its cooperative customers may change as a result of the MISO integration. During limited peak demand periods, the load requirements of these contract customers exceed the capacity of NRG's coal-fired Big Cajun II plant. During such peak demand periods, NRG may not have sufficient generation to self-supply its cooperative customers' needs and may be exposed to locational market pricings.  NRG's financial returns from its South Central region could be negatively impacted for a limited period if the cost of power is at higher prices than can be recovered under the Company's contracts.
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
NRG cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on the Company's liquidity and financial condition.
If NRG significantly modifies a unit, the Company may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the federal Clean Air Act, which would likely result in substantial additional capital expenditures.
The Company may incur additional costs or delays in the development, construction and operation of new plants, improvements to existing plants, or the implementation of environmental control equipment at existing plants and may not be able to recover their investment or complete the project.
The Company is developing or constructing new generation facilities improving its existing facilities; and adding environmental controls to its existing facilities. The development, construction, expansion, modification and refurbishment of power generation facilities involve many additional risks, including:

•	inability to receive U.S. DOE loan guarantees, funding or cash grants;

•	delays in obtaining necessary permits and licenses;

•	inability to sell down interests in a project or develop successful partnering relationships;

•	environmental remediation of soil or groundwater at contaminated sites;

•	interruptions to dispatch at the Company's facilities;

•	supply interruptions;

•	work stoppages;

•	labor disputes;

•	weather interferences;

•	unforeseen engineering, environmental and geological problems;

•	unanticipated cost overruns;

•	exchange rate risks; and

•	failure of contracting parties to perform under contracts, including EPC contractors.

Any of these risks could cause NRG's financial returns on new investments to be lower than expected, or could cause the Company to operate below expected capacity or availability levels, which could result in lost revenues, increased expenses, higher maintenance costs and penalties. Insurance is maintained to protect against these risks, warranties are generally obtained for limited periods relating to the construction of each project and its equipment in varying degrees, and contractors and equipment suppliers are obligated to meet certain performance levels. The insurance, warranties or performance guarantees, however, may not be adequate to cover increased expenses. As a result, a project may cost more than projected and may be unable to fund principal and interest payments under its construction financing obligations, if any. A default under such a financing obligation could result in the Company losing its interest in a power generation facility.
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
NRG often relies on a single contracted supplier or a small number of suppliers for the provision of fuel, transportation of fuel and other services required for the operation of certain of its facilities. If these suppliers cannot perform, the Company utilizes the marketplace to provide these services. There can be no assurance that the marketplace can provide these services as, when and where required or at comparable prices.
At times, NRG relies on a single customer or a few customers to purchase all or a significant portion of a facility's output, in some cases under long-term agreements that account for a substantial percentage of the anticipated revenue from a given facility. The Company has also hedged a portion of its exposure to power price fluctuations through forward fixed price power sales and natural gas price swap agreements. Counterparties to these agreements may breach or may be unable to perform their obligations. NRG may not be able to enter into replacement agreements on terms as favorable as its existing agreements, or at all. If the Company was unable to enter into replacement PPAs, the Company would sell its plants' power at market prices. If the Company is unable to enter into replacement fuel or fuel transportation purchase agreements, NRG would seek to purchase the Company's fuel requirements at market prices, exposing the Company to market price volatility and the risk that fuel and transportation may not be available during certain periods at any price.
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
One of our subsidiaries is a publicly traded corporation, NRG Yield, Inc., which may involve a greater exposure to legal liability than our historic business operations.
One of our subsidiaries is NRG Yield, Inc., a publicly traded corporation. Our controlling interest in NRG Yield, Inc. and the position of certain of our executive officers on the Board of NRG Yield, Inc. may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to NRG Yield, Inc.. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

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
NRG may be unable to integrate the operations of acquired entities in the manner expected.
NRG enters into acquisitions that result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of these acquisitions depends on whether the businesses can be integrated into NRG in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of NRG's businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the Company's ability to achieve the anticipated benefits of the acquisitions. NRG may have difficulty addressing possible differences in corporate cultures and management philosophies. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect NRG's future business, financial condition, operating results and prospects.
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
NRG's business is subject to extensive U.S. federal, state and local laws and foreign laws. Compliance with the requirements under these various regulatory regimes may cause the Company to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines, and/or civil or criminal liability.
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
NRG continuously monitors the ongoing efforts of the CFTC to implement the Dodd-Frank Act and to otherwise revise the rules and regulations applicable to the futures and over-the-counter derivatives markets. The CFTC’s remaining efforts in this regard concern, among other things, the implementation of the Volcker rule and of other new rules relating to margin collateral and position limits for futures and other derivatives.  Such changes could negatively impact NRG’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially limiting NRG’s ability to utilize liens as collateral for derivatives transactions and decreasing liquidity in the forward commodity and derivatives markets.  The Company expects that, in 2014, the CFTC will further clarify the scope of the Dodd-Frank Act and issue additional final rules.
Government regulations providing incentives for renewable generation could change at any time and such changes may adversely impact our business, revenues, margins, results of operations and cash flows.
The Company's growth strategy depends in part on government policies that support renewable generation and enhance the economic viability of owning renewable electric generation assets. Renewable generation assets currently benefit from various federal, state and local governmental incentives such as ITCs, cash grants in lieu of ITCs, loan guarantees, RPS programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. For example, the U.S. Internal Revenue Code of 1986, as amended, provides an ITC of 30% of the cost-basis of an eligible resource, including solar energy facilities placed in service prior to the end of 2016, which percentage is currently scheduled to be reduced to 10% for solar energy systems placed in service after December 31, 2016.
Many states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. However, the regulations that govern the RPS programs, including pricing incentives for renewable energy, or reasonableness guidelines for pricing that increase valuation compared to conventional power (such as a projected value for carbon reduction or consideration of avoided integration costs), may change. If the RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on the Company's future growth prospects.
Such material adverse effects may result from decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing. Furthermore, the ARRA included incentives to encourage investment in the renewable energy sector, such as cash grants in lieu of ITCs, bonus depreciation and expansion of the U.S. DOE loan guarantee program. It is uncertain what loan guarantees may be made by the U.S. DOE loan guarantee program in the future. In addition, the cash grant in lieu of ITCs program only applies to facilities that commenced construction prior to December 31, 2011, which commencement date may be determined in accordance with the safe harbor if more than 5% of the total cost of the eligible property was paid or incurred by December 31, 2011.
If the Company is unable to utilize various federal, state and local government incentives to acquire additional renewable assets in the future, or the terms of such incentives are revised in a manner that is less favorable to the Company, it may suffer a material adverse effect on the business, financial condition, results of operations and cash flows.

A significant reduction or elimination of government subsidies under the 1603 Cash Grant Program may have a material adverse effect on the Company's existing operations and may reduce the Company's cash flows. The ARRA section 1603 Cash Grant Program provides a cash payment from the federal government in lieu of ITCs for eligible renewable generation sources for which construction commenced prior to December 31, 2011, which commencement date may be determined in accordance with the 5% safe harbor. The amount of the 1603 Cash Grant Proceeds received is based on an application filed with the U.S. Treasury Department after a facility has reached COD. The applications are reviewed by, and are subject to approval of, the U.S. Treasury Department. In addition, the U.S. Treasury Department has said that it may reduce the amount of an applicant's cash grant award in cases where project costs exceed certain per watt cost benchmarks or in cases where project costs exceed certain percentage thresholds. The amount of 1603 Cash Grant Proceeds that the Company actually receives may differ materially from the amount expected and/or may be received at a later time than expected. On March 1, 2013, the federal sequestration went into effect, and, as a result, 1603 Cash Grant Proceeds for approved applications through September 30, 2013 were subject to an 8.7% reduction and approved applications after September 30, 2013 were subject to a 7.2% reduction.
As of December 31, 2013, the Company had outstanding applications for cash grants with the U.S Treasury in the aggregate amount of $539 million (net of sequestration). In January 2014, the U.S. Treasury Department awarded cash grants on the CVSR project of $307 million ($285 million net of sequestration), which is approximately 75% of the cash grant amount for which the Company had applied. In addition, in January 2014, the U.S. Treasury Department awarded cash grants on the Alpine project of $72 million ($66 million net of sequestration). As of the date hereof, NRG has outstanding with the U.S. Treasury Department applications for cash grants in the aggregate amount of $93 million, of which the Company expects to receive $86 million net of sequestration.
If the Company does not receive the expected 1603 Cash Grant Proceeds, or if the U.S. Treasury Department approves awards for amounts materially less than the amounts for which the Company has applied, our financial position could be materially adversely affected. Additionally, reductions in or eliminations or expirations of, the 1603 Cash Grant Program, or the U.S. Treasury Department's rejection of the Company's applications for cash grants could also have a material adverse effect on our business, financial condition, results of operations and cash flows.
NRG's long-term contracts may be challenged or declared invalid by a court of competent jurisdiction.
A significant portion of NRG’s revenues are derived from long-term bilateral contracts. Those contracts may be subject to challenge under a variety of legal doctrines. If NRG’s contracts were to be declared invalid, profitability may suffer and the Company would be exposed to increased merchant market risk.
NRG's ownership interest in a nuclear power facility subjects the Company to regulations, costs and liabilities uniquely associated with these types of facilities.
Under the Atomic Energy Act of 1954, as amended, or AEA, ownership and operation of STP, of which NRG indirectly owns a 44% interest, is subject to regulation by the NRC. Such regulation includes licensing, inspection, enforcement, testing, evaluation and modification of all aspects of nuclear reactor power plant design and operation, environmental and safety performance, technical and financial qualifications, decommissioning funding assurance and transfer and foreign ownership restrictions. The current facility operating licenses for STP expire on August 20, 2027 (Unit 1) and December 15, 2028 (Unit 2). STP has applied for the renewal of such licenses for a period of 20 years beyond the expirations of the current licenses. The NRC may decline to issue such renewals or may modify or otherwise condition such license renewals in a manner that results in substantial increased capital or operating costs, or that otherwise results in a material adverse effect on STP’s economics and NRG’s results of operations, financial condition or cash flow.

There are unique risks to owning and operating a nuclear power facility. These include liabilities related to the handling, treatment, storage, disposal, transport, release and use of radioactive materials, particularly with respect to spent nuclear fuel, and uncertainties regarding the ultimate, and potential exposure to, technical and financial risks associated with modifying or decommissioning a nuclear facility. The NRC could require the shutdown of the plant for safety reasons or refuse to permit restart of the unit after unplanned or planned outages. New or amended NRC safety and regulatory requirements may give rise to additional operation and maintenance costs and capital expenditures. The on-going industry response to the accident at Fukushima is an example of an external event with the potential for requiring significant increases in capital expenditures in order to comply with the yet-to-be-determined consequences of, and regulatory response to, an adverse event, such as mitigating steps that might be required after the seismic re-analysis in progress at all nuclear generating facilities. Additionally, aging equipment may require more capital expenditures to keep each of these nuclear power plants operating efficiently.  This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in reduced profitability.  STP will be obligated to continue storing spent nuclear fuel if the U.S. DOE continues to fail to meet its contractual obligations to STP made pursuant to the U.S. Nuclear Waste Policy Act of 1982 to accept and dispose of STP's spent nuclear fuel. See also Item 1 — Regulatory Matters - Nuclear Operations- Decommissioning Trusts and Item 1 — Environmental Matters — U.S. Federal Environmental Initiatives — Nuclear Waste for further discussion. Costs associated with these risks could be substantial and could have a material adverse effect on NRG's results of operations, financial condition or cash flow to the extent not covered by the Decommissioning Trusts or recovered from ratepayers. In addition, to the extent that all or a part of STP is required by the NRC to permanently or temporarily shut down or modify its operations, or is otherwise subject to a forced outage, NRG may incur additional costs to the extent it is obligated to provide power from more expensive alternative sources — either NRG's own plants, third party generators or the ERCOT — to cover the Company's then existing forward sale obligations. Such shutdown or modification could also lead to substantial costs related to the storage and disposal of radioactive materials and spent nuclear fuel.
While STP maintains property and liability insurance for losses related to nuclear operations, there may be limitations on the amounts and types of insurance commercially available. See also Item 15 — Note 22, Commitments and Contingencies, Nuclear Insurance. An accident at STP or another nuclear facility could have a material adverse effect on NRG's financial condition, its operational results, or liquidity as losses may exceed the insurance coverage available and/or may result in the obligation to pay retrospective premium obligations.
NRG is subject to environmental laws that impose extensive and increasingly stringent requirements on the Company's ongoing operations, as well as potentially substantial liabilities arising out of environmental contamination. These environmental requirements and liabilities could adversely impact NRG's results of operations, financial condition and cash flows.
NRG is subject to the environmental laws of foreign and U.S., federal, state and local authorities. The Company must comply with numerous environmental laws and obtain numerous governmental permits and approvals to build and operate the Company's plants. Should NRG fail to comply with any environmental requirements that apply to its operations, the Company could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail the Company's operations. In addition, when new requirements take effect or when existing environmental requirements are revised, reinterpreted or subject to changing enforcement policies, NRG's business, results of operations, financial condition and cash flows could be adversely affected.
Environmental laws generally have become more stringent, and the Company expects this trend to continue.
Policies at the national, regional and state levels to regulate GHG emissions, as well as climate change, could adversely impact NRG's results of operations, financial condition and cash flows.
NRG's GHG emissions for 2013 can be found in Item 1, Business - Environmental Matters. The impact of further legislation or regulation of GHGs on the Company's financial performance will depend on a number of factors, including the level of GHG standards, the extent to which mitigation is required, the availability of offsets, and the extent to which NRG would be entitled to receive CO2 emissions credits without having to purchase them in an auction or on the open market.
The Company operates generating units in Connecticut, Delaware, Maryland, Massachusetts, and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances, which the Company believes will increase the price of each allowance. These new rules could adversely impact NRG's results of operations, financial condition and cash flows.
California has a CO2 cap and trade program for electric generating units greater than 25 MW. The impact on the Company depends on the cost of the allowances and the ability to pass these costs through to customers.

In January 2014, the EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In 2014, the EPA intends to propose another rule that would require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities. These rules could adversely impact NRG's results of operations, financial condition and cash flows.
Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, the Company's route to market or access to customers, i.e., transmission and distribution lines, or critical plant assets. To the extent that climate change contributes to the frequency or intensity of weather related events, NRG's operations and planning process could be affected.
NRG's business, financial condition and results of operations could be adversely impacted by strikes or work stoppages by its unionized employees or inability to replace employees as they retire.
As of December 31, 2013, approximately 58.8% of NRG's employees at its U.S. generation plants were covered by collective bargaining agreements. In the event that the Company's union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, NRG would be responsible for procuring replacement labor or the Company could experience reduced power generation or outages. NRG's ability to procure such labor is uncertain. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. In addition, a number of the Company's employees at NRG's plants are close to retirement. The Company's inability to replace those workers could create potential knowledge and expertise gaps as those workers retire.
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
The indentures for NRG's notes and senior secured credit facility contain financial and other restrictive covenants that may limit the Company's ability to return capital to stockholders or otherwise engage in activities that may be in its long-term best interests. Furthermore, financial and other restrictive covenants contained in any project level subsidiary debt may limit the ability of NRG to receive distributions from such subsidiary. NRG's failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of the Company's indebtedness.
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

•	NRG's ability to achieve its strategy of regularly returning capital to stockholders;

•	NRG's ability to maintain retail market share;

•	NRG's ability to successfully evaluate investments in new business and growth initiatives;

•	NRG's ability to successfully integrate, realize cost savings and manage any acquired businesses; and

•	NRG's ability to develop and maintain successful partnering relationships.
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of NRG's interests in facilities, operations and/or projects owned or leased as of December 31, 2013. The MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units as of December 31, 2013. The following table summarizes NRG's power production and cogeneration facilities by region:

Name and Location of Facility	Power Market	% Owned(a)(b)		Net Generation Capacity (MW) (c)	Primary Fuel-type
Texas Region:
Cedar Bayou, Baytown, TX	ERCOT	100.0		1,495	Natural Gas
Cedar Bayou 4, Baytown, TX	ERCOT	50.0		249	Natural Gas
Greens Bayou, Houston, TX	ERCOT	100.0		651	Natural Gas
Gregory, Corpus Christi, TX	ERCOT	100.0		388	Natural Gas
Limestone, Jewett, TX	ERCOT	100.0		1,689	Coal
San Jacinto, LaPorte, TX	ERCOT	100.0		162	Natural Gas
South Texas Project, Bay City, TX (d)	ERCOT	44.0		1,176	Nuclear
S. R. Bertron, Deer Park, TX (e)	ERCOT	100.0		727	Natural Gas
T. H. Wharton, Houston, TX	ERCOT	100.0		1,025	Natural Gas
W. A. Parish, Thompsons, TX	ERCOT	100.0		2,504	Coal
W. A. Parish, Thompsons, TX	ERCOT	100.0		1,220	Natural Gas
	Total net Texas Region			11,286
East Region:
Arthur Kill, Staten Island, NY	NYISO	100.0		858	Natural Gas
Astoria Gas Turbines, Queens, NY	NYISO	100.0		508	Natural Gas
Aurora, IL	PJM	100.0		878	Natural Gas
Avon Lake, OH (f)	PJM	100.0		732	Coal
Avon Lake, OH	PJM	100.0		21	Oil
Blossburg, PA	PJM	100.0		19	Natural Gas
Bowline, West Haverstraw, NY	NYISO	100.0		758	Natural Gas
Brunot Island, Pittsburg, PA	PJM	100.0		259	Natural Gas
Canal, Sandwich, MA	ISO-NE	100.0		1,112	Oil
Chalk Point, Aquasco, MD (g)	PJM	100.0		667	Coal
Chalk Point, Aquasco, MD	PJM	100.0		1,690	Natural Gas
Cheswick, Springdale, PA	PJM	100.0		565	Coal
Conemaugh, New Florence, PA	PJM	20.2	(a)	343	Coal
Conemaugh, New Florence, PA	PJM	20.2	(a)	2	Oil
Connecticut Jet Power, CT (four sites)	ISO-NE	100.0		142	Oil
Devon, Milford, CT	ISO-NE	100.0		133	Oil
Dickerson, MD (g)	PJM	100.0	(b)	537	Coal
Dickerson, MD	PJM	100.0	(b)	312	Natural Gas
Dunkirk, NY (f)	NYISO	100.0		75	Coal
Gilbert, Milford, NJ (h)	PJM	100.0		536	Natural Gas
Glen Gardner, NJ (h)	PJM	100.0		160	Natural Gas
Hamilton, East Berlin, PA	PJM	100.0		20	Oil
Hunterstown CCGT, Gettysburg, PA	PJM	100.0		810	Natural Gas
Hunterstown CTS, Gettysburg, PA	PJM	100.0		60	Natural Gas
Huntley, Tonawanda, NY	NYISO	100.0		380	Coal
Indian River, Millsboro, DE	PJM	100.0		400	Coal
Indian River, Millsboro, DE	PJM	100.0		16	Oil

Kendall, Cambridge, MA	ISO-NE	100.0		256	Natural Gas
Keystone, Shelocta, PA	PJM	20.4	(a)	346	Coal
Keystone, Shelocta, PA	PJM	20.4	(a)	2	Oil
Martha's Vineyard, MA	ISO-NE	100.0		14	Oil
Middletown, CT	ISO-NE	100.0		770	Oil
Montville, Uncasville, CT	ISO-NE	100.0		494	Oil
Morgantown, Newburg, MD	PJM	100.0	(b)	1,229	Coal
Morgantown, Newburg, MD	PJM	100.0	(b)	248	Oil
Mountain, Mount Holly Springs, PA	PJM	100.0		40	Oil
New Castle, West Pittsburgh, PA (f)	PJM	100.0		325	Coal
New Castle, West Pittsburgh, PA	PJM	100.0		3	Oil
Niles, OH	PJM	100.0		25	Oil
Orrtana, PA	PJM	100.0		20	Oil
Oswego, NY	NYISO	100.0		1,628	Oil
Osceola, Holopaw, FL	FRCC	100.0		463	Natural Gas
Portland, Mount Bethel, PA (h)	PJM	100.0		158	Coal
Portland, Mount Bethel, PA	PJM	100.0		169	Oil
Sayreville, NJ	PJM	100.0		224	Natural Gas
Seward, New Florence, PA	PJM	100.0		525	Coal
Shawnee, East Stroudsburg, PA	PJM	100.0		20	Oil
Shawville, PA (i)	PJM	100.0	(b)	597	Coal
Shawville, PA	PJM	100.0	(b)	6	Oil
Titus, Birdsboro, PA	PJM	100.0		31	Oil
Tolna, Stewardstown, PA	PJM	100.0		39	Oil
Vienna, MD	PJM	100.0		167	Oil
Warren, PA	PJM	100.0		57	Natural Gas
Werner, South Amboy, NJ (h)	PJM	100.0		212	Oil
	Total net East Region			20,061
South Central Region:
Bayou Cove, Jennings, LA	MISO	100.0		300	Natural Gas
Big Cajun I, Jarreau, LA	MISO	100.0		430	Natural Gas
Big Cajun II, New Roads, LA (f)	MISO	85.8	(j)	1,496	Coal
Choctaw, French Camp, MS	MISO	100.0		800	Natural Gas
Cottonwood, Deweyville, TX	MISO	100.0		1,263	Natural Gas
Rockford, IL	PJM	100.0		450	Natural Gas
Sabine Cogen, Orange, TX	MISO	50.0		54	Natural Gas
Shelby County, Neoga, IL	MISO	100.0		344	Natural Gas
Sterlington, LA	MISO	100.0		176	Natural Gas
	Total net South Central Region			5,313
West Region:
Coolwater, Dagget, CA	CAISO	100.0		636	Natural Gas
El Segundo Power, CA	CAISO	100.0		335	Natural Gas
El Segundo Energy Center, CA	CAISO	100.0		550	Natural Gas
Ellwood, Goleta, CA	CAISO	100.0		54	Natural Gas
Encina, Carlsbad, CA	CAISO	100.0		965	Natural Gas
Etiwanda, Rancho Cucamonga, CA	CAISO	100.0		640	Natural Gas
Long Beach, CA	CAISO	100.0		260	Natural Gas
Mandalay, Oxnard, CA	CAISO	100.0		560	Natural Gas
Ormond Beach, Oxnard, CA	CAISO	100.0		1,516	Natural Gas
Pittsburg, CA	CAISO	100.0		1,029	Natural Gas
Saguaro Power Co., Henderson, NV	WECC	50.0		46	Natural Gas
San Diego Combustion Turbines, CA (three sites) (k)	CAISO	100.0		188	Natural Gas
	Total net West Region			6,779

Alternative Energy:
Agua Caliente, Dateland, AZ	CAISO/WECC	51.0	290	Solar
California Valley Solar Ranch, San Luis Obispo County, CA	CAISO/WECC	51.1	128	Solar
Distributed Solar	AZNMSNV/WECC	100.0	37	Solar
Elbow Creek Wind Farm, Howard County, TX	ERCOT	100.0	122	Wind
High Desert, Lancaster, CA	CAISO	100.0	20	Solar
Ivanpah, Ivanpah Dry Lake, CA	CAISO	50.1	378	Solar
Kansas South, Kings County, CA	CAISO	100.0	20	Solar
Langford Wind Farm, Christoval, TX	ERCOT	100.0	150	Wind
Sherbino Wind Farm, Pecos County, TX	ERCOT	50.0	75	Wind
	Total Alternative Energy		1,220
Alternative Energy capacity attributable to noncontrolling interest			(331)
Total net Alternative Energy			889
NRG Yield:
Avenal, CA	CAISO	50.0	23	Solar
Avra Valley, Pima County, AZ	CAISO	100.0	25	Solar
Alpine, Lancaster, CA	CAISO	100.0	66	Solar
Blythe, CA	CAISO	100.0	21	Solar
Borrego, Borrego Springs, CA	CAISO	100.0	26	Solar
California Valley Solar Ranch, San Luis Obispo County, CA	CAISO/WECC	49.0	122	Solar
Dover Cogeneration, DE	PJM	100.0	104	Natural Gas
Distributed Solar, AZ	AZNMSNV	100.0	5	Solar
Distributed Solar, CA	WECC	51.0	5	Solar
GenConn Devon, Milford, CT	ISO-NE	50.0	95	Dual-fuel
GenConn Middletown, CT	ISO-NE	50.0	95	Dual-fuel
Marsh Landing, Antioch, CA	CAISO	100.0	720	Natural Gas
Paxton Creek Cogeneration, Harrisburg, PA	PJM	100.0	12	Natural Gas
Princeton Hospital, NJ (l)	PJM	100.0	5	Natural Gas
Roadrunner, Santa Teresa, NM	WECC	100.0	20	Solar
South Trent Wind Farm, Sweetwater, TX	ERCOT	100.0	101	Wind
Tucson Convention Center, Tucson, AZ	WECC	100.0	2	Natural Gas
	Total NRG Yield		1,447
NRG Yield capacity attributable to noncontrolling interest			(499)
Total net NRG Yield			948
Other Conventional Generation:
Gladstone Power Station, Queensland, Australia	Enertrade/Boyne Smelter	37.5	605	Coal
	Total net Other		605

Total generation capacity			46,711
Total capacity attributable to noncontrolling interest			(830)
Total net generation capacity			45,881

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

(d)	Generation capacity figure consists of the Company's 44% individual interest in the two units at STP.

(e)	The four S. R. Bertron steam units and blackstart unit are currently mothballed according to ERCOT protocols, but all operated in 2013.

(f)
NRG intends to add natural gas capabilities at the Avon Lake and New Castle facilities, which projects are expected to be completed by the summer of 2016. NRG also intends to add natural gas capabilities at the Big Cajun II and Dunkirk plants which projects are expected to be completed by the spring of 2015 and the fall of 2015, respectively.

(g)
On November 29, 2013, NRG submitted a notice of deactivation to retire Chalk Point Units 1 and 2, and Dickerson Units 1, 2, and 3 on May 31, 2017.  The deactivation is based on draft environmental regulations that, if adopted, could require uneconomic capital investment and render the units uneconomic to operate going forward.

(h)	NRG has submitted deactivation notices for net generation capacity at the following facilities acquired through the GenOn Merger:

Facility	Expected Deactivation Date	Net Generation Capacity (MW)
Gilbert	May 2015	98
Glen Gardner	May 2015	160
Portland	June 2014	158
Werner	May 2015	210

(i)	NRG expects to place the coal-fired units at the Shawville generating facility (597 MW) in long-term protective layup in April 2015.

(j)	Units 1 and 2 owned 100.0%, Unit 3 owned 58.0%.

(k)	NRG operates these units, located on property owned by San Diego Gas & Electric, under a license agreement which is set to end on December 31, 2015.

(l)	The output of Princeton Hospital is primarily dedicated to serving the hospital. Excess power is sold to the local utility under its state-jurisdictional tariff.

Thermal Facilities
The Company's thermal businesses in Pittsburgh, Harrisburg and San Francisco are regulated by their respective state's Public Utility Commission. The other thermal businesses are subject to contract terms with their customers. The Company's thermal businesses are owned by NRG Yield LLC.
The following table summarizes NRG's thermal steam and chilled water facilities as of December 31, 2013:

Name and Location of Facility	% Owned	Thermal Energy Purchaser	Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
NRG Energy Center Minneapolis, MN	100.0	Approx. 100 steam and 50 chilled water customers	334 141	Steam: 1,140 MMBtu/hr. Chilled water: 40,200 tons
NRG Energy Center San Francisco, CA	100.0	Approx 175 steam customers	133	Steam: 454 MMBtu/hr.
NRG Energy Center Omaha, NE	100.0 12.0 100.0	Approx 60 steam and 60 chilled water customers	142 9 77	Steam: 485 MMBtu/hr Steam: 30 MMBtu/hr Chilled water: 22,000 tons
NRG Energy Center Harrisburg, PA	100.0	Approx 140 steam and 3 chilled water customers	129 12	Steam: 440 MMBtu/hr. Chilled water: 3,600 tons
NRG Energy Center Phoenix, AZ	100.0 0%(a)	Approx 35 chilled water customers	106 28	Chilled water: 30,100 tons Chilled water: 8,000 tons
NRG Energy Center Pittsburgh, PA	100.0	Approx 25 steam and 25 chilled water customers	87 46	Steam: 296 MMBtu/hr. Chilled water: 12,920 tons
NRG Energy Center San Diego, CA	100.0	Approx 20 chilled water customers	26	Chilled water: 7,425 tons
NRG Energy Center Dover, DE	100.0	Kraft Foods Inc. and Procter & Gamble Company	66	Steam: 225 MMBtu/hr.
NRG Energy Center Princeton, NJ	100.0	Princeton HealthCare System	21 17	Steam: 72 MMBtu/hr. Chilled water: 4,700 tons
		Total Generating Capacity (MWt)	1,374

(a)	Capacity available under right-to-use provision of the Chilled Water Service Agreement.
Other Properties
NRG owns, net of noncontrolling interest, 50 MW of Distributed Solar facilities, 44 MW of which is operational, at various locations throughout the United States, concentrated primarily in the West Region.
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

Item 3 — Legal Proceedings
See Item 15 — Note 22, Commitments and Contingencies, to the Consolidated Financial Statements for discussion of the material legal proceedings to which NRG is a party.
Item 4 — Mine Safety Disclosures
Not applicable

PART II
Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
NRG's authorized capital stock consists of 500,000,000 shares of NRG common stock and 10,000,000 shares of preferred stock. A total of 22,000,000 shares of the Company's common stock are available for issuance under the NRG LTIP. A total of 5,558,390 shares of NRG common stock were authorized for issuance under the NRG GenOn LTIP. For more information about the NRG LTIP and the NRG GenOn LTIP, refer to Item 15 —Note 20, Stock-Based Compensation. NRG has also filed with the Secretary of State of Delaware a Certificate of Designation for the 3.625% Convertible Perpetual Preferred Stock.
NRG's common stock is listed on the New York Stock Exchange and has been assigned the symbol: NRG. The high and low sales prices, as well as the closing price for the Company's common stock on a per share basis for 2013 and 2012 are set forth below:

Common Stock Price	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
High	$30.28	$29.19	$28.67	$26.51	$23.78	$22.92	$17.49	$18.46
Low	26.30	25.24	24.86	22.60	19.15	16.66	14.29	15.53
Closing	28.72	27.33	26.70	26.49	22.99	21.39	17.36	15.67
Dividends Per Common Share	$0.12	$0.12	$0.12	$0.09	$0.09	$0.09	$—	$—
NRG had 323,779,252 shares outstanding as of December 31, 2013. As of February 26, 2014, there were 325,217,179 shares outstanding, and there were 30,064 common stockholders of record.
Dividends
On February 17, 2014, NRG paid a quarterly dividend on the Company's common stock of $0.12 per share.
Repurchase of equity securities

For the year ended December 31, 2013	Total number of shares purchased	Average price paid per share(a)	Total number of shares purchased under the 2013 Capital Allocation Program	Dollar value of shares that may be purchased under the 2013 Capital Allocation Program(b)
First quarter 2013	972,292	$25.88	972,292	$174,828,171
Year-to-date 2013	972,292	$25.88	972,292	$174,828,171
(a) The average price paid per share excludes commissions of $0.015 per share paid in connection with the share repurchases.
(b) Includes commissions of $0.015 per share paid in connection with the share repurchases.

On February 27, 2013, the Company announced a plan to repurchase $200 million of its common stock in 2013 under the 2013 Capital Allocation Program. During the first quarter, the Company purchased 972,292 shares of NRG common stock for $25 million at an average cost of $25.88 per share. As a result of the proposed acquisition of EME, the Company did not complete the remaining $175 million of share repurchases under the 2013 Capital Allocation Program.

Stock Performance Graph
The performance graph below compares NRG's cumulative total stockholder return on the Company's common stock for the period December 31, 2008, through December 31, 2013, with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY. NRG's common stock trades on the New York Stock Exchange under the symbol "NRG."
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2008 in each of the common stock of NRG, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

Total Return Performance
250
200
150
100
50
-
Index Value
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
NRG Energy, Inc.
S&P 500
UTY

	Dec-2008	Dec-2009	Dec-2010	Dec-2011	Dec-2012	Dec-2013
NRG Energy, Inc.	$100.00	$101.21	$83.76	$77.67	$99.41	$126.26
S&P 500	100.00	126.48	145.52	148.59	172.37	228.19
UTY	100.00	110.05	116.31	138.73	137.95	153.12

Item 6 — Selected Financial Data
The following table presents NRG's historical selected financial data. The data included in the following table has been recast to reflect the assets, liabilities and results of operations of certain projects that have met the criteria for treatment as discontinued operations in 2009. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has completed several acquisitions and dispositions, as described in Item 15 - Note 3, Business Acquisitions and Dispositions.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions except ratios and per share data)
Statement of income data:
Total operating revenues	$11,295	$8,422	$9,079	$8,849	$8,952
Total operating costs and expenses, and other expenses (b)	11,929	8,434	9,725	8,119	7,283
(Loss)/Income from continuing operations, net	(352)	315	197	476	941
Net (loss)/income attributable to NRG Energy, Inc.	$(386)	$295	$197	$477	$942
Common share data:
Basic shares outstanding — average	323	232	240	252	246
Diluted shares outstanding — average	323	234	241	254	271
Shares outstanding — end of year	324	323	228	247	254
Per share data:
Net (loss)/income attributable to NRG — basic	(1.22)	1.23	0.78	1.86	3.70
Net (loss)/income attributable to NRG — diluted	(1.22)	1.22	0.78	1.84	3.44
Dividends declared per common share	$0.45	$0.18	$—	$—	$—
Book value	$32.33	$31.83	$33.71	$32.65	$29.72
Business metrics:
Cash flow from operations	$1,270	$1,149	$1,166	$1,623	$2,106
Liquidity position (a)	$3,695	$3,362	$2,328	$4,660	$3,971
Ratio of earnings to fixed charges	0.30	0.86	0.77	2.03	3.27
Ratio of earnings to fixed charges and preferred dividends	0.29	0.85	0.76	1.99	3.04
Return on equity	(3.69)%	2.87%	2.57%	5.91%	12.24%
Ratio of debt to total capitalization	57.60%	56.74%	52.43%	42.94%	43.49%
Balance sheet data:
Current assets	$7,596	$7,972	$7,749	$7,137	$6,208
Current liabilities	4,204	4,670	5,861	4,220	3,762
Property, plant and equipment, net	19,851	20,153	13,621	12,517	11,564
Total assets	33,902	34,983	26,900	26,896	23,378
Long-term debt, including current maturities, capital leases, and funded letter of credit	16,817	15,883	9,832	10,511	8,418
Total stockholders' equity	$10,469	$10,269	$7,669	$8,072	$7,697

(a)
Liquidity position is determined as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Liquidity Position. It includes funds deposited by counterparties of $63 million, $271 million, and $258 million as of December 31, 2013, 2012, and 2011, respectively, which represents cash held as collateral from hedge counterparties in support of energy risk management activities. It is the Company's intention to limit the use of these funds for repayment of the related current liability for collateral received in support of energy risk management activities.

(b)	The Company recorded impairment losses in 2013 and 2011 as further described in Item 15 - Note 10, Asset Impairments.

The following table provides the details of NRG's operating revenues:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Energy revenue	$5,606	$3,776	$3,804	$4,063	$4,087
Capacity revenue	1,860	800	750	840	1,070
Retail revenue	6,297	5,888	5,807	5,277	4,440
Mark-to-market for economic hedging activities	(542)	(450)	325	(199)	(107)
Contract amortization	(32)	(97)	(159)	(195)	(179)
Other revenues	433	302	342	361	62
Eliminations	(2,327)	(1,797)	(1,790)	(1,298)	(421)
Total operating revenues	$11,295	$8,422	$9,079	$8,849	$8,952
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

•
Executive Summary, including business strategy, the business environment in which NRG operates, how regulation, weather, competition and other factors affect the business, and significant events that are important to understanding the results of operations and financial condition for the 2013 period;

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

As you read this discussion and analysis, refer to NRG's Consolidated Statements of Operations to this Form 10-K, which presents the results of the Company's operations for the years ended December 31, 2013, 2012, and 2011, and also refer to Item 1 to this Form 10-K for more detailed discussion about the Company's business.

Executive Summary
NRG's Business Strategy
The Company's business is focused on: (i) excellence in operating performance of its existing assets; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) optimal hedging of generation assets and retail load operations; (iv) repowering of power generation assets at premium sites; (v) investing in, and deploying, alternative energy technologies both in its wholesale and, particularly, in and around its Retail Business and its customers; (vi) pursuing selective acquisitions, joint ventures, divestitures and investments; and (vii) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management. Underlying each aspect of the Company’s business is the Company’s commitment to safety for its employees, customers and partners.
In addition, the Company's subsidiary, NRG Yield, Inc., is focused on enhancing value for its stockholders by: (i) providing investors with a more competitive source of equity capital that would accelerate NRG's long-term growth and acquisition strategy and optimize NRG's capital structure; and (ii) highlighting the reduced market exposure associated with the contracted conventional and renewable generation and thermal infrastructure assets embedded with NRG's merchant portfolio.
The Company believes that the U.S. energy industry is going to be increasingly impacted by the long-term societal trend towards sustainability, which is both generational and irreversible. Moreover, it further believes the information technology-driven revolution, which has enabled greater and easier personal choice in other sectors of the consumer economy, will do the same in the U.S. energy sector over the years to come. Finally, NRG believes that the aging transmission and distribution infrastructure of the national grid is becoming increasingly inadequate in the face of the more extreme weather demands of the 21st century. As a result, energy consumers are expected to have increasing personal control over whom they buy their energy from, how that energy is generated and used (including their ability to self-generate from their own primarily sustainable energy resources) and what environmental impact individual choices will have. The Company's initiatives in this area of future growth are focused on: (i) renewables, with a concentration in solar and wind development; (ii) electric vehicle ecosystems; (iii) customer-facing energy products and services, including smart energy services that give consumers individual energy insights, choices and convenience, a variety of renewable and energy efficiency products, and numerous loyalty and affinity options and tailored product and service bundles sold through unique retail sales channels; and (iv) construction of other forms of on-site clean power generation. The Company's advances in each of these areas are driven by select acquisitions, joint ventures, and investments that are more fully described in Item 1, Business - New and On-going Company Initiatives and Development Projects and in Management's Discussion and Analysis of Financial Condition and Results of Operations, New and On-going Company Initiatives and Development Projects, in this Form 10-K.
In summary, NRG's business strategy is intended to maximize stockholder value through the production and sale of safe, reliable and affordable power to its customers in the markets served by the Company, while aggressively positioning the Company to meet the market's increasing demand for sustainable and low carbon energy solutions individualized for the benefit of the end use energy consumer. This strategy is designed to enhance the Company's core business of competitive power generation and mitigate the risk of declining power prices. The Company is a leading provider of sustainable energy solutions that promote both consumer welfare and national energy security.
Business Environment
The industry dynamics and external influences affecting the Company and the power generation industry in 2013 and for the future medium term include:
Natural Gas Market — The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates power plants.  Natural gas prices are driven by variables including demand from the industrial, residential, and electric sectors, productivity across natural gas supply basins, costs of natural gas production, changes in pipeline infrastructure, and the financial and hedging profile of natural gas consumers and producers.  In 2013, average natural gas prices at Henry Hub were 31% higher than 2012.  Although supply continues to increase, reflecting increased production from mainly the shale basins, winter weather in January 2014 caused natural gas within several Northeastern points to trade in excess of $100/MMbtu.  Coordination between gas pipelines, local distribution company home heating load, gas generators, and ISOs needs to improve to ensure there are no reliability issues in the winter when home heating demands and the increased reliance on gas generation come into conflict.
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
Electricity Prices — The price of electricity is a key determinant of the profitability of the Company's generation portfolio. Many variables such as the price of different fuels, weather, load growth and unit availability all coalesce to impact the final price for electricity and the Company's profitability. In 2013, electricity prices in the Company's core markets were generally higher than 2012 primarily due to higher natural gas prices. Prices were lower in 2012 compared to 2011 mainly due to lower gas prices, lack of weather and negligible demand growth. The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the years ended December 31, 2013, 2012, and 2011:

	Average on Peak Power Price ($/MWh)
Region	2013	2012	2011
Texas(a)	$34.12	$29.10	$57.42
East	52.99	41.50	53.09
NY J/NYC	62.31	46.90	62.34
NY A/West NY	44.71	36.27	42.14
NEPOOL	65.32	41.61	52.80
PEPCO (PJM)	48.65	42.62	56.40
PJM West Hub	45.21	39.87	51.33
South Central(b)	33.32	28.72	37.38
West(c)	46.13	33.44	36.39
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
Capacity Markets — Capacity markets are a major source of revenue for the Company.  There are both bilateral markets and ISO auctions, depending on the region.  In the Northeast, ISOs use a forward auction to procure the capacity necessary to meet reliability standards, to forge unit commitments, and to set the price of capacity.  These auctions are either an annual market held three years ahead of the delivery period as in the case of PJM and ISO-NE, or six months to one month ahead as in the case of New York.  Many variables play into the prices derived in these auctions.  These variables include the load forecast, the target reserve margin, rules surrounding demand response, capacity imports and exports from the region, new generation entrants, slope of the demand curve, generation retirements, the cost of retrofitting old generation to meet new environmental rules, expected profitability of the plant itself in the energy market, rules about the transfer of capacity within the ISO but between different regions and various other auction rules.  In theory, a high capacity price should be an indication that the ISO doesn't have sufficient generation capacity against its needed reserve margin and new constuction should enter the market.  Similarly, a low capacity price suggests the market is over-built and units should retire.  The Company has seen many swings in the pricing for capacity markets.  The PJM auction held last May for delivery in 2016/2017 cleared lower than expected.  The ISO-NE auction for the same time-frame cleared at the market floor.  However, the very next ISO-NE auction (for 2017/2018) cleared at the administrative ceiling after several plants retired.  Many changes are being considered for the upcoming PJM auction for 2017/2018, these include limits on imports and changes to the demand response rules, both of which may have a positive effect on clearing prices.
Consolidation — There were several mergers and acquisitions in the U.S. power sector over the last three years. Over the long term, industry consolidation is expected to continue.
Environmental Regulatory Landscape — The MATS rule, finalized in 2012, is the driving regulatory force behind the decision to retrofit, repower or retire uncontrolled coal fired power plants. Across the nation, companies are moving from the planning stages to implementation in order to meet the 2015 compliance date. A number of regulations on GHGs, ambient air quality, coal combustion byproducts and water use with the potential for increased capital costs or operational impacts have been finalized or are still in development and under review by the EPA. The design, timing and stringency of these regulations will affect the framework for the retrofit or retirement of existing fossil plants and deployment of new, cleaner technologies in the next decade. See Item 1, Business — Environmental Matters, for further discussion.
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
Environmental Matters, Regulatory Matters and Legal Proceedings
Details of other environmental matters are presented in Item 15 — Note 24, Environmental Matters, to the Consolidated Financial Statements and Item 1, Business — Environmental Matters, section. Details of regulatory matters are presented in Item 15 — Note 23, Regulatory Matters, to the Consolidated Financial Statements and Item 1, Business — Regulatory Matters, section. Details of legal proceedings are presented in Item 15 — Note 22, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information relates to costs that may be material to the Company's financial results.
Impact of inflation on NRG's results
For the years ended December 31, 2013, 2012 and 2011, the impact of inflation and changing prices (due to changes in exchange rates) on NRG's revenues and net income was immaterial.
Significant events during the year ended December 31, 2013
Results of Operations and Financial Condition

•	Lower net income — Net income decreased $667 million, as discussed in further detail below.

•
GenOn acquisition — On December 14, 2012, NRG completed the acquisition of GenOn and recorded a bargain purchase gain on the acquisition. In December 2013, the Company finalized acquisition accounting for the acquisition, as discussed in more detail in Item 15 - Note 3 - Business Acquisitions and Dispositions.

•
Long-term debt — During 2013, the Company increased its non-recourse debt by approximately $669 million primarily in connection with the financing of the construction and acquisition of various solar facilities and the construction of the ESEC and Marsh Landing natural gas facilities.

•
Impairment Losses — During the fourth quarter of 2013, the Company recognized impairment losses on its Indian River facility and Gladstone investment, as discussed in more detail in Item 15 - Note 10, Asset Impairments.

•
NRG Yield, Inc. initial public offering — During the third quarter of 2013, NRG Yield, Inc. completed its initial public offering of its Class A common shares at a price of $22 per share, which represents 34.5% of NRG Yield.

Consolidated Results of Operations
2013 compared to 2012
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions except otherwise noted)	2013	2012 (a)	Change %
Operating Revenues
Energy revenue (b)	$3,530	$2,114	67%
Capacity revenue (b)	1,800	762	136
Retail revenue	6,292	5,888	7
Mark-to-market for economic hedging activities	(578)	(450)	(28)
Contract amortization	(31)	(97)	68
Other revenues (c)	282	205	38
Total operating revenues	11,295	8,422	34
Operating Costs and Expenses
Generation cost of sales (b)	3,411	2,123	61
Retail cost of sales (b)	2,861	2,828	1
Mark-to-market for economic hedging activities	(293)	(182)	(61)
Contract and emissions credit amortization (d)	32	39	(18)
Other cost of operations	2,110	1,332	58
Total cost of operations	8,121	6,140	32
Depreciation and amortization	1,256	950	32
Impairment losses	459	—	(100)
Selling, general and administrative	904	807	12
Acquisition-related transaction and integration costs	128	107	100
Development costs	84	68	24
Total operating costs and expenses	10,952	8,072	36
Operating Income	343	350	(2)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	7	37	(81)
Bargain purchase gain related to GenOn acquisition	—	296	100
Impairment losses on investments	(99)	(2)	N/A
Other income, net	13	19	(32)
Loss on debt extinguishment	(50)	(51)	(2)
Interest expense	(848)	(661)	28
Total other expense	(977)	(362)	170
Loss before income tax expense	(634)	(12)	5,183
Income tax benefit	(282)	(327)	(14)
Net (Loss)/Income	(352)	315	(212)
Less: Net income attributable to noncontrolling interest	34	20	100
Net (loss)/income attributable to NRG Energy, Inc.	$(386)	$295	(231)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	3.65	2.79	31%

(a)	Includes the results of GenOn from December 15, 2012 to December 31, 2012.

(b)	Includes realized gains and losses from financially settled transactions.

(c)	Includes unrealized trading gains and losses.

(d)	Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.
N/A - Not Applicable

Management’s discussion of the results of operations for the years ended December 31, 2013, and 2012
Loss before income tax expense — The pre-tax loss of $634 million for the year ended December 31, 2013, compared to a pre-tax loss of $12 million for the year ended December 31, 2012, primarily reflects:

•	in the current year, impairment losses associated with the Indian River facility and the investment in Gladstone;

•
increased operating costs of $1,218 million including operations and maintenance expense, depreciation and amortization, selling, general and administrative costs and development costs as well as acquisition-related transaction and integration costs, primarily associated with the acquisition of GenOn; and

•	a decrease from net mark-to-market results for economic hedging activities of $17 million;
offset by:

•
an increase in gross margin of $1,599 million comprised of an increase in Conventional Generation gross margin of $1,402 million, primarily associated with the acquisition of GenOn, an increase in NRG Yield gross margin of $135 million and an increase in Alternative Energy gross margin of $101 million, offset by a decrease in Retail gross margin of $39 million; and

•	the bargain purchase gain related to the GenOn acquisition.
Net (loss)/income — The net loss of $352 million compared to net income in the prior year of $315 million primarily reflects the drivers discussed above.

Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with NRG's Retail Business segment.

	For the Year Ended December 31, 2013
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield (a)	Eliminations/Corporate	Total
Energy revenue	$2,190	$2,400	$566	$155	$—	$5,311	$209	$86	$(2,076)	$3,530
Capacity revenue	103	1,099	245	314	5	1,766	3	91	(60)	1,800
Other revenue	28	76	(1)	4	148	255	22	137	(132)	282
Generation revenue	2,321	3,575	810	473	153	7,332	234	314	(2,268)	5,612
Generation cost of sales	(1,156)	(1,492)	(623)	(119)	(63)	(3,453)	(8)	(62)	$112	$(3,411)
Generation gross margin	$1,165	$2,083	$187	$354	$90	$3,879	$226	$252
Business Metrics
MWh sold (in thousands)(b)	46,250	35,104	17,178	1,695			2,667	963
MWh generated (in thousands)	40,734	34,211	16,329	3,528			2,159	1,109

	For the Year Ended December 31, 2012
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield (a)	Eliminations/Corporate	Total
Energy revenue	$2,406	$533	$527	$121	$39	$3,626	$117	$33	$(1,662)	$2,114
Capacity revenue	81	314	240	124	41	800	—	—	(38)	762
Other revenue	28	19	(10)	4	93	134	8	142	(79)	205
Generation revenue	2,515	866	757	249	173	4,560	125	175	(1,779)	3,081
Generation cost of sales	(958)	(440)	(519)	(88)	(78)	(2,083)	—	(58)	18	(2,123)
Generation gross margin	$1,557	$426	$238	$161	$95	$2,477	$125	$117
Business Metrics
MWh sold (in thousands)(b)	43,707	8,172	17,935	2,146			1,524	464
MWh generated (in thousands)	37,695	6,469	15,927	2,146			1,524	464

	Years ended December 31,
Weather Metrics	Texas	East	South Central	West
2013
CDDs (c)	2,872	713	1,587	879
HDDs (c)	2,055	6,124	3,642	2,924
2012
CDDs	3,134	754	1,782	904
HDDs	1,452	5,317	2,861	2,988
30 year average
CDDs	2,940	660	1,758	831
HDDs	1,800	5,937	3,377	3,049

(a)	Yield MWh generated excludes thermal facilities.

(b)	MWh sold excludes generation at facilities that generate revenue under capacity agreements.

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

Conventional Generation gross margin — increased by $1,402 million, including intercompany sales, during the years ended December 31, 2013, compared to the same period in 2012, due to:

Decrease in Texas region	$(392)
Increase in East region	1,657
Decrease in South Central region	(51)
Increase in West region	193
Other (a)	(5)
$1,402

(a)	Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.
The decrease in gross margin in the Texas region was driven by:

Lower gross margin from a decrease in average realized prices	$(431)
Lower gross margin from a 4% decrease in nuclear generation due to more planned outage hours in 2013	(28)
Lower gross margin from a 22% decrease in gas generation due to milder weather in the summer months of 2013	(27)
Higher gross margin driven by a 13% increase in coal generation driven by 4% less outage hours in 2013	85
Higher gross margin due to the acquisition of the Gregory cogeneration plant in August 2013	17
Change in unrealized commercial optimization activities and other	(8)
$(392)
The increase in gross margin in the East region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$1,572
Higher revenue due to a 32% increase in New York and PJM hedged capacity prices and the Dunkirk RSS contract	83
Higher gross margin from coal plants due to an increase in generation and realized prices	39
Lower margins realized on certain load-serving contracts due to increased pricing for power purchases	(33)
Lower gross margin from oil and gas plants due primarily to a 20% decrease in generation offset by a 46% increase in realized energy prices.	(3)
Change in unrealized commercial optimization activities and other	(1)
$1,657
The decrease in gross margin in the South Central region was driven by:

Lower gross margin from higher gas prices	$(66)
Lower gross margin from higher coal transportation costs	(16)
Higher revenue from an increase in average realized energy prices	28
Change in unrealized commercial optimization activities and other	3
$(51)
The increase in gross margin in the West region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$169
Higher gross margin due to an increase in capacity prices related primarily to El Segundo Energy Center reaching COD in 2013	17
Higher gross margin due to a 43% increase in realized prices offset by a 50% decrease in generation due to new plants coming on line and fewer competitor outages in the region	11
Lower gross margin due to new California emissions program	(11)
Change in unrealized commercial optimization activities and other	7
$193

Alternative Energy gross margin
NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses that are not part of NRG Yield, had gross margin of $226 million for the year ended December 31, 2013, compared to gross margin of $125 million for the same period in 2012. The increase in gross margin was primarily the result of new project phases reaching COD during the period including 37 MW for Agua Caliente, 66 MW for Alpine and 126 MW for CVSR.
NRG Yield gross margin
NRG Yield had gross margin of $252 million for the year ended December 31, 2013 compared to gross margin of $117 million for the same period in 2012, primarily as a result of new projects reaching COD during late 2012 and in the first half of 2013 including Avra Valley, Alpine, Borrego and Marsh Landing.
Retail gross margin
The following is a discussion of retail gross margin for NRG's Retail Business.
Selected Income Statement Data

	Years ended December 31,
(In millions except otherwise noted)	2013	2012
Operating Revenues
Mass revenues	$4,115	$3,813
Commercial and Industrial revenues	1,946	1,929
Supply management revenues	236	151
Retail operating revenues (a)(b)	6,297	5,893
Retail cost of sales (c)	4,958	4,515
Retail gross margin	$1,339	$1,378

Business Metrics
Electricity sales volume — GWh
Mass (e)	32,773	31,373
Commercial and Industrial (d)	27,118	27,812
Electricity sales volume — GWh
Texas	50,937	53,451
All other regions	8,955	5,734
Average retail customers count (in thousands, metered locations)
Mass (e)	2,147	2,054
Commercial and Industrial (d)	102	91
Retail customers count (in thousands, metered locations)
Mass (e)	2,169	2,108
Commercial and Industrial (d)	106	102

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner customers.

(b)	Includes intercompany sales of $5 million in both 2013 and 2012, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $2,097 million and $1,687 million, respectively.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner and natural gas customers.

•	Retail gross margin — Retail gross margin decreased $39 million for the year ended December 31, 2013, compared to the same period in 2012, driven by

Decrease in unit margins due to higher supply costs and customer mix offset by higher pricing and higher revenues from home and business services	$(59)
Milder weather in 2013 as compared to 2012	(29)
Increase in customer count and usage	49
$(39)

•
Trends — Customer counts increased by approximately 65,000 since December 31, 2012. Competition and higher supply costs based on forward natural gas prices and higher heat rates could drive lower unit margins in the future.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $17 million during the year ended December 31, 2013, compared to the same period in 2012.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	For the Year Ended December 31, 2013
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(6)	$(326)	$(4)	$35	$(3)	$—	$(11)	$(315)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(401)	—	(2)	—	—	(403)
Net unrealized gains/(losses) on open positions related to economic hedges	1	109	39	10	7	(1)	(25)	140
Total mark-to-market (losses)/gains in operating revenues	$(5)	$(217)	$(366)	$45	$2	$(1)	$(36)	$(578)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$144	$21	$13	$21	$—	$—	$11	$210
Reversal of loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	6	—	40	—	—	—	—	46
Net unrealized gains/(losses) on open positions related to economic hedges	6	19	(11)	1	—	—	22	37
Total mark-to-market gains in operating costs and expenses	$156	$40	$42	$22	$—	$—	$33	$293

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation regions.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2013, the $140 million gain in operating revenues from open positions was due primarily to decreases in forward natural gas and power prices. The $37 million gain in operating costs and expenses from open positions was due primarily to increases in coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the year ended December 31, 2013, and 2012. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Year ended December 31,
(In millions)	2013	2012
Trading gains/(losses)
Realized	$66	$83
Unrealized	(43)	(14)
Total trading gains	$23	$69

Contract Amortization Revenue
Contract amortization represents the roll-off of in-market customer contracts valued under acquisition accounting and the favorable change of $66 million, as compared to 2012, related primarily to lower contract amortization of $54 million and $11 million for Reliant Energy and Green Mountain Energy, respectively.
Other Operating Costs

	Retail	Texas	East	South Central	West	Other(a)	Alternative Energy	NRG Yield	Eliminations/Corporate	Total
	(In millions)
Year Ended December 31, 2013	$265	$534	$917	$121	$174	$61	$39	$63	$(64)	$2,110
Year Ended December 31, 2012	$241	$559	$274	$118	$67	$68	$18	$53	$(66)	$1,332
(a) The majority of Other is intercompany in nature and eliminates in consolidation.
Other operating costs increased by $778 million for the year ended December 31, 2013, compared to the same period in 2012, due to:

Increase in operations and maintenance expense for GenOn plants acquired in December 2012	$773
Decrease as 2012 reflected return to service costs for S.R. Bertron	(14)
Gain on sale of land recorded in other operating costs in 2013	(10)
Increase in Alternative Energy operations and maintenance expenses as phases of Agua Caliente and CVSR reached commercial operations in 2013	17
Increase in NRG Yield operations and maintenance as Marsh Landing, Avra Valley and Borrego reached commercial operations in 2013	7
Other	5
$778
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $306 million for the year ended December 31, 2013, compared to the same period in 2012, due primarily to $237 million from the acquisition of GenOn in December 2012 and additional depreciation from solar facilities that reached commercial operations in 2013.
Impairment Losses
In the fourth quarter 2013, the Company recorded an impairment loss of $459 million related to the Indian River facility. The impairment loss resulted from a change in management's long-term view on the economics of the facility, as further described in Item 15 — Note 10, Asset Impairments.
Selling, General and Administrative Expenses

	For the year ended December 31,
(In millions)	2013	2012
General and administrative expenses	$594	$504
Selling and marketing expenses	310	303
	$904	$807
General and administrative expenses increased by $90 million for the year ended December 31, 2013, compared to the same period in 2012, which was due primarily to the following:

•	Increase in general and administrative costs for GenOn, which was acquired in December 2012, offset by cost savings as a result of realized synergies for the combined company, offset by;

•	Impact of prior year EPA settlement regarding LaGen of $14 million and CDWR settlement of $20 million; and
•Impact in prior year of $9 million of transaction costs associated with the sale of 49% of Agua Caliente
Selling and marketing expenses increased due to customer growth efforts and new market expansion, offset in part by the elimination of the Independence Energy sales channel and lower employee costs.

Acquisition-related Transaction and Integration Costs
Transaction and integration costs, primarily in connection with the acquisition of GenOn and consisting mostly of severance costs, increased $21 million for the year ended December 31, 2013, compared to the same period in 2012.
Equity in Earnings of Unconsolidated Affiliates
NRG's equity in earnings of unconsolidated affiliates was $7 million for the year ended December 31, 2013, compared to $37 million for the same period in 2012, primarily resulting from a long-term natural gas hedge entered into by Saguaro in July 2013 as well as additional losses from a hedge associated with the investment in Sherbino and losses associated with certain technology investments.
Bargain purchase gain related to GenOn acquisition
In connection with the acquisition of GenOn in December 2012, the Company recorded a bargain purchase gain of $296 million in the year ended December 31, 2012. The gain is primarily representative of the undiscounted value of the deferred tax assets generated by the reduction in book basis of the net assets recorded in connection with acquisition accounting as well as the undiscounted value of GenOn’s net operating losses and other deferred tax benefits that the combined company has the ability to realize in the post-acquisition period.
Impairment Losses on Investments
In the fourth quarter 2013, the Company recorded impairment losses of $99 million, primarily related to the Company's Gladstone equity method investment. The Company determined that losses associated with the investments were other than temporary and accordingly, an impairment loss was recorded. Impairments are discussed in more detail in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements,

Loss on Debt Extinguishment
A loss on debt extinguishment of $50 million was recorded in the year ended December 31, 2013, including $28 million related to open market repurchases of the 2018 Senior Notes, 2019 Senior Notes and 2020 Senior Notes in the first quarter of 2013. These losses primarily consisted of the premiums paid on redemption and the write-off of previously deferred financing costs. In the second quarter of 2013, a $21 million loss on debt extinguishment was recorded and included $11 million related to the redemption of the 2014 GenOn Senior Notes, which consisted of redemption premiums offset by the write-off of the remaining unamortized premium, and $10 million related to the amendments to the Senior Credit Facility, which consisted primarily of the write-off of previously deferred financing costs.
A loss on debt extinguishment of the 2017 Senior Notes of $51 million was recorded in the year ended December 31, 2012, which primarily consisted of the premiums paid on redemption and the write-off of previously deferred financing costs.
Interest Expense
NRG's interest expense increased by $187 million for the year ended December 31, 2013, compared to the same period in 2012 due to the following:

Increase/(decrease) in interest expense	(In millions)
Increase for acquisition of GenOn in December 2012	$203
Increase from additional project financings and the reduction in capitalized interest as projects were placed in service	80
Decrease for 2017 Senior Notes redeemed in September 2012	(60)
Increase for 2023 Senior Notes issued in September 2012	48
Decrease for the repricing of the term loan in 2013	(35)
Decrease for derivative interest expense primarily from losses on Alpine in the prior year compared to gains in the current year	(24)
Other	(25)
Total	$187

Income Tax Benefit
For the year ended December 31, 2013, NRG recorded an income tax benefit of $282 million on pre-tax loss of $634 million. For the same period in 2012, NRG recorded an income tax benefit of $327 million on a pre-tax loss of $12 million. The effective tax rate was 44.5% and 2,725.0% for the years ended December 31, 2013, and 2012, respectively.
For the year ended December 31, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona of $36 million and production tax credits, or PTCs, generated from Texas wind facilities of $14 million.

	Year Ended December 31,
	2013	2012
	(In millions except as otherwise stated)
(Loss)/Income Before Income Taxes	$(634)	$(12)
Tax at 35%	(222)	(4)
State taxes, including changes in rate, net of federal benefit	11	1
Foreign operations	5	(24)
Federal and state tax credits, including investment tax credits (ITC)	(36)	(158)
Valuation allowance	(5)	5
Expiration/utilization of capital losses	10	—
Reversal of valuation allowance on expired/utilized capital losses	(10)	—
Impact of non-taxable entity earnings	(14)	(7)
Bargain purchase gain related to GenOn acquisition	—	(104)
Interest accrued on uncertain tax positions	(3)	2
Production tax credits	(14)	(14)
Reversal of uncertain tax position reserves	(11)	(13)
Tax expense attributable to consolidated partnerships	8	—
Other	(1)	(11)
Income tax benefit	$(282)	$(327)
Effective income tax rate	44.5%	2,725.0%
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

Consolidated Results of Operations
2012 compared to 2011
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions except otherwise noted)	2012(a)	2011	Change %
Operating Revenues
Energy revenue (b)	$2,114	$2,069	2%
Capacity revenue (b)	762	736	4
Retail revenue	5,888	5,807	1
Mark-to-market for economic hedging activities	(450)	325	238
Contract amortization	(97)	(159)	39
Other revenues (c)	205	301	(32)
Total operating revenues	8,422	9,079	(7)
Operating Costs and Expenses
Generation cost of sales (b)	2,123	2,488	(15)
Retail cost of sales (b)	2,828	2,815	—
Mark-to-market for economic hedging activities	(182)	169	208
Contract and emissions credit amortization (d)	39	47	(17)
Other cost of operations	1,332	1,226	9
Total cost of operations	6,140	6,745	(9)
Depreciation and amortization	950	896	6
Impairment losses	—	160	N/A
Selling, general and administrative	807	586	38
Acquisition-related transaction and integration costs	107	—	100
Development costs	68	57	19
Total operating costs and expenses	8,072	8,444	(4)
Operating Income	350	635	(45)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	37	35	6
Bargain purchase gain related to GenOn acquisition	296	—	100
Impairment losses on investments	(2)	(495)	N/A
Other income, net	19	19	—
Loss on debt extinguishment	(51)	(175)	(71)
Interest expense	(661)	(665)	(1)
Total other expense	(362)	(1,281)	(72)
Loss before income tax expense	(12)	(646)	(98)
Income tax benefit	(327)	(843)	(61)
Net Income	315	197	60
Less: Net income attributable to noncontrolling interest	20	—	100
Net income attributable to NRG Energy, Inc.	$295	$197	50
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	2.79	4.04	(31)%

(a)	Includes the results of GenOn from December 15, 2012 to December 21, 2012.

(b)	Includes realized gains and losses from financially settled transactions.

(c)	Includes unrealized trading gains and losses.

(d)	Includes amortization of SO2 and NOx credits and excludes amortization of RGGI.
N/A - Not Applicable

Management's discussion of the results of operations for the years ended December 31, 2012 and 2011
Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity primarily with the Retail Business.

	Year Ended December 31, 2012
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield (a)	Eliminations/Corporate	Consolidated Total
Energy revenue	$2,406	$533	$527	$121	$39	$3,626	$117	$33	$(1,662)	$2,114
Capacity revenue	81	314	240	124	41	800	—	—	(38)	762
Other revenue	28	19	(10)	4	93	134	8	142	(79)	205
Generation revenue	2,515	866	757	249	173	4,560	125	175	(1,779)	$3,081
Generation cost of sales	(958)	(440)	(519)	(88)	(78)	(2,083)	—	(58)	$18	$(2,123)
Generation gross margin	$1,557	$426	$238	$161	$95	$2,477	$125	$117
Business Metrics
MWh sold (in thousands)(b)	43,707	8,172	17,935	2,146			1,524	464
MWh generated (in thousands)	37,695	6,469	15,927	2,146			1,524	464

	Year Ended December 31, 2011
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield (a)	Eliminations/Corporate	Consolidated Total
Energy revenue	$2,545	$579	$548	$31	$58	$3,761	$18	$25	$(1,735)	$2,069
Capacity revenue	28	291	243	118	70	750	—	—	(14)	736
Other revenue	86	26	18	4	58	192	1	138	(30)	301
Generation revenue	2,659	896	809	153	186	4,703	19	163	(1,779)	$3,106
Generation cost of sales	(1,228)	(527)	(547)	(16)	(125)	(2,443)	—	(61)	$16	$(2,488)
Generation gross margin	$1,431	$369	$262	$137	$61	$2,260	$19	$102
Business Metrics
MWh sold (in thousands)(b)	48,078	9,317	17,131	215			843	420
MWh generated (in thousands)	45,165	7,361	16,000	215			843	420

	Year Ended December 31,
	Texas	East	South Central	West
Weather Metrics
2012
CDDs (c)	3,134	754	1,782	904
HDDs (c)	1,452	5,317	2,861	2,988
2011
CDDs	3,440	750	1,817	717
HDDs	1,911	5,770	3,387	3,364
30 year average
CDDs	2,692	540	1,554	711
HDDs	1,950	6,206	3,575	3,259

(a)	Yield MWh generated excludes thermal facilities.

(b)	MWh sold excludes generation at facilities that generate revenue under capacity agreements.

(c)
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

Conventional Generation gross margin — increased by $217 million, including intercompany sales, during the year ended December 31, 2012, compared to the same period in 2011, due to:

Increase in Texas region	$126
Increase in East region	57
Decrease in South Central region	(24)
Increase in West region	24
Other (a)	34
$217
(a) Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.
The increase in gross margin in the Texas region was driven by:

Impact of fewer unplanned outages during periods of high scarcity pricing as well as more effective hedging and trading optimization activities	$96
Higher gross margin driven by higher average realized energy prices and a decrease in delivered coal costs	93
Higher revenue due to additional bi-lateral contracts with load serving entities and contracts with the Retail Business	53
Lower gross margin from a decrease in coal and nuclear generation driven by more unplanned outage hours in 2012	(73)
Change in unrealized commercial optimization activities	(56)
Other	13
$126
The increase in gross margin in the East region was driven by:

Higher gross margin from the acquisition of GenOn in December 2012	$43
Higher gross margin from favorable pricing on certain load-serving contracts, as well as additional load contracts with the Retail Business	31
Lower capacity revenue due to 3% lower realized prices, due mainly to an 11% decrease in NEPOOL FCM prices offset in part by an increase in capacity prices in PJM and New York	(19)
Higher revenue due to RSS contract revenues in western New York.	18
Lower gross margin from coal plants due primarily to a 15% increase in delivered coal prices	(12)
Other	(4)
57
The decrease in gross margin in the South Central region was driven by:

Higher gross margin from an increase in gas generation as a result of lower gas prices	$117
Lower gross margin from a decrease in average realized merchant prices	(61)
Lower gross margin from decrease in coal generation due to several plants switching from coal to gas generation	(51)
Change in unrealized commercial optimization activities and other	(29)
$(24)
The increase in gross margin in the West region was driven by:

Higher gross margin from increased run time at Encina driven by competitor's plant outages in the region and increased run time at the remaining plants in the region	$22
Higher capacity margin due to the recognition of contingent rent for Long Beach	6
Decreased capacity revenue due to lower pricing and outage penalties for Encina, El Segundo and Cabrillo II	(6)
Higher gross margin from the acquisition of GenOn in December 2012	6
Decrease in fuel sales compared to 2011	(4)
$24

Alternative Energy gross margin
NRG's Alternative Energy business segment, which is comprised mainly of the solar and wind businesses that are not part of NRG Yield, had gross margin of $125 million for the year ended December 31, 2012, compared to gross margin of $19 million for the same period in 2011. The increase in gross margin primarily resulted from the addition of the first 230 MW of Agua Caliente, which reached commercial operations in 2012, and the addition of the first 127 MW of the CVSR facility.
NRG Yield gross margin
NRG Yield had gross margin of $117 million for the year ended December 31, 2012 compared to gross margin of $102 million for the same period in 2011, primarily as a result of the Roadrunner project reaching commercial operations in late 2011 and additional revenue from Distributed Solar projects.
Retail gross margin
The following is a discussion of retail gross margin for NRG's Retail Business.

	Year ended December 31,
(In millions except otherwise noted)	2012	2011
Operating Revenues
Mass revenues	$3,813	$3,545
Commercial and Industrial revenues	1,929	2,079
Supply management revenues	151	188
Retail operating revenues (a)(b)	5,893	5,812
Retail cost of sales (c)	4,515	4,558
Retail gross margin	$1,378	$1,254

Business Metrics
Electricity sales volume — GWh
Mass (e)	31,373	28,035
Commercial and Industrial (d)	27,812	28,567
Electricity sales volume — GWh
Texas	53,451	55,085
All other regions	5,734	1,517
Average retail customers count (in thousands, metered locations)
Mass	2,054	1,946
Commercial and Industrial (d)	91	85
Retail customers count (in thousands, metered locations)
Mass (e)	2,108	1,977
Commercial and Industrial (d)	102	91

(a)	Includes customers of the Texas General Land Office, for whom the Company provides services, as well as sales to utility partner customers.

(b)	Includes intercompany sales of $5 million in both 2012 and 2011, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $1,687 million and $1,743 million, respectively.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner and natural gas customers.

•	Retail gross margin — Retail gross margin increased $124 million for the year ended December 31, 2012, compared to the same period in 2011, driven by:

Gross margin for an additional nine months of Energy Plus as it was acquired in September 2011	$112
Increase in usage and customer count	54
Decrease in unit margins driven by the impact of lower pricing and lower supply costs on acquisitions and renewals	(48)
Favorable impact of fewer scarcity price increases during times of excessive load compared to prior year, partially offset by generally milder weather in 2012	27
Unfavorable impact of weather-related risk management activities	(21)
$124

•
Trends — Customer counts increased by approximately 142,000 from 2011 to 2012, which was primarily due to expansion into new territories and marketing efforts. While cooling and heating degree days in both periods resulted in higher than normal customer usage, weather in 2012 was milder than in 2011. The weather resulted in higher customer usage of 4% and 13% in 2012 and 2011, respectively, when compared to ten-year normal weather. In addition, there were increases in Texas in Transmission and Distribution Service Provider rates that will remain in effect for several years. These costs are passed through to Retail customers.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $424 million in the year ended December 31, 2012, compared to the same period in 2011.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region are as follows:

	Year Ended December 31, 2012
	Retail	Texas	East	South Central	West	Elimination (a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(7)	$(501)	$2	$40	$8	$19	$(439)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(13)	—	—	—	$(13)
Net unrealized gains/(losses) on open positions related to economic hedges	2	60	(1)	(10)	2	(51)	2
Total mark-to-market (losses)/gains in operating revenues	$(5)	$(441)	$(12)	$30	$10	$(32)	$(450)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$181	$15	$12	$3	$—	$(19)	$192
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	24	—	9	—	—	—	33
Net unrealized losses on open positions related to economic hedges	(34)	(38)	(6)	(16)	—	51	(43)
Total mark-to-market gains/(losses) in operating costs and expenses	$171	$(23)	$15	$(13)	$—	$32	$182

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation regions.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
For the year ended December 31, 2012, the net losses on open positions were due primarily to decreases in forward coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the years ended December 31, 2012, and 2011. The realized and unrealized financial and physical trading results are included in operating revenues. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Year Ended December 31,
	2012	2011
	(In millions)
Trading gains/(losses)
Realized	$83	$(31)
Unrealized	(14)	63
Total trading gains	$69	$32
Contract Amortization Revenue
Contract amortization represents the roll-off of in-market customer contracts valued under purchase accounting and the favorable change of $62 million, as compared to 2011, related primarily to lower contract amortization of $43 million and $19 million for Reliant Energy and Green Mountain Energy, respectively.

Other Operating Costs

	Retail	Texas	East	South Central	West	Other	Alternative Energy	NRG Yield	Corporate/Eliminations	Total
	(In millions)
Year ended December 31, 2012	$241	$559	$274	$118	$67	$68	$18	$53	$(66)	$1,332
Year ended December 31, 2011	$216	$515	$253	$112	$60	$34	$15	$47	$(26)	$1,226
Other operating costs increased by $106 million for the year ended December 31, 2012, compared to the same period in 2011, due to:

(In millions)
Increase in Retail operations and maintenance expense	$25
Increase in Texas region operations and maintenance expense	44
Increase in East region operations and maintenance expense	16
Increase in Alternative Energy and NRG Yield operations and maintenance expense	9
Increase in property tax expense and other	12
$106

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

◦
Alternative Energy and NRG Yield operations and maintenance expense — increased as additional solar facilities, including 253 MW of Agua Caliente and 127 MW of CVSR, and Roadrunner began commercial operations in late 2011 and in 2012.

◦
Property tax expense — increased primarily for $5 million in the East region due to a reduction in property tax benefit from the New York State Empire Zone program, which reflects a change in the criteria used in determining the amount of the tax credit and an annual reduction of 20%. The remaining increases are primarily due to the acquisition of GenOn.

Depreciation and Amortization
NRG's depreciation and amortization expense increased by $54 million during the year ended December 31, 2012, compared to the same period in 2011. This was primarily due to additional depreciation related to solar facilities which commenced commercial operations in late 2011 and in 2012, as well as additional depreciation in the East due to Indian River AQCS assets placed in service and the acquisition of GenOn.
Impairment Losses
As described in Item 15 — Note 24, Environmental Matters, the Company recorded an impairment loss of $160 million in the year ended December 31, 2011, on the Company's Acid Rain Program SO2 emission allowances, which were recorded as an intangible asset on the Company's balance sheet. The impairment loss reflects the write-off of the value of emission allowances in excess of those required for compliance with the Acid Rain Program.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $221 million during the year ended December 31, 2012, compared to the same period in 2011, which was primarily due to:

•	Selling, general and administrative costs of $66 million for an additional nine months of Energy Plus which was acquired in September 2011;

•	Cash payment related to the CDWR settlement of $20 million expensed during the period and paid in January 2013;

•	Transaction costs of $9 million associated with the sale of 49% of Agua Caliente;

•	Increase in marketing and selling costs of $51 million associated with customer growth efforts and new market expansion by corporate and the Retail Business;

•	Increase of $13 million related to additional solar projects and acquired Distributed Solar businesses;

•	The impact of a settlement with the EPA regarding LaGen of $14 million; and

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
Bargain purchase gain related to GenOn acquisition
In connection with the acquisition of GenOn in December 2012, the Company recorded a bargain purchase gain of $296 million in the year ended December 31, 2012. The gain is primarily representative of the undiscounted value of the deferred tax assets generated by the reduction in book basis of the net assets recorded in connection with acquisition accounting as well as the undiscounted value of GenOn’s net operating losses and other deferred tax benefits that the combined company has the ability to realize in the post-acquisition period.
Impairment Losses on Investments
As discussed in more detail in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements, the March 2011 earthquake and tsunami in Japan, which in turn triggered a nuclear incident at the Fukushima Daiichi Nuclear Power Station, caused NRG to evaluate its investment in NINA for impairment. Consequently, NRG deconsolidated its investment in NINA and took an impairment charge in the first quarter of 2011 equal to the balance of its investment in NINA. To support NINA's ongoing work, NRG contributed an additional $14 million into NINA during the year ended December 31, 2011. As a result, NRG recorded an impairment charge of $495 million in the year ended December 31, 2011. During the year ended December 31, 2012, NRG contributed an additional $2 million and recorded this amount as an impairment charge.
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

Interest Expense
NRG's interest expense decreased by $4 million during the year ended December 31, 2012, compared to the same period in 2011, due to the following:

(In millions)
Increase/(decrease) in interest expense
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
Income Tax Benefit
For the year ended December 31, 2012, NRG recorded an income tax benefit of $327 million on pre-tax loss of $12 million. For the same period in 2011, NRG recorded an income tax benefit of $843 million on a pre-tax loss of $646 million. The effective tax rate was 2,725.0% and 130.5% for the year ended December 31, 2012, and 2011, respectively.
For the year ended December 31, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona of $158 million, a benefit of $104 million resulting from the gain on bargain purchase of GenOn, and the PTCs generated from certain Texas wind facilities of $14 million.

	Year Ended December 31,
	2012	2011
	(In millions except as otherwise stated)
Income/(Loss) Before Income Taxes	$(12)	$(646)
Tax at 35%	(4)	(226)
State taxes, including changes in rate, net of federal benefit	1	15
Foreign operations	(24)	(3)
Federal and state tax credits	(158)	(1)
Valuation allowance	5	(63)
Expiration/utilization of capital losses	—	45
Reversal of valuation allowance on expired/utilized capital losses	—	(45)
Foreign earnings	—	4
Impact of non-taxable entity earnings	(7)	—
Bargain purchase gain related to GenOn acquisition	(104)	—
Interest accrued on uncertain tax positions	2	2
Production tax credits	(14)	(14)
Reversal of uncertain tax position reserves	(13)	(561)
Other	(11)	4
Income tax benefit	$(327)	$(843)
Effective income tax rate	2,725.0%	130.5%
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

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2013 and 2012, NRG's liquidity, excluding collateral received, was approximately $3.7 billion and $3.4 billion, respectively, comprised of the following:

	As of December 31,
	2013	2012
	(In millions)
Cash and cash equivalents	$2,254	$2,087
Restricted cash	268	217
Total	2,522	2,304
Total credit facility availability	1,173	1,058
Total liquidity, excluding collateral received	$3,695	$3,362
For the year ended December 31, 2013, total liquidity, excluding collateral received, increased by $333 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at December 31, 2013 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
Restricted Payments Tests
The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the Gen-On Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  At December 31, 2013, GenOn Mid‑Atlantic and REMA did not satisfy the restricted payments tests.
The GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At December 31, 2013, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments, including dividends, loans and advances to NRG, is limited to specified exclusions, including up to $250 million of such restricted payments.

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
The following table summarizes the credit ratings for NRG Energy, Inc., its Term Loan Facility and its Senior Notes, GenOn Senior Notes, and GenOn Americas Generation Senior Notes as of December 31, 2013:

	S&P	Moody's
NRG Energy, Inc.	BB- Stable	Ba3 Stable
7.375% Senior Notes, due 2017	BB-	B
7.625% Senior Notes, due 2018	BB-	B
7.625% Senior Notes, due 2019	BB-	B
8.5% Senior Notes, due 2019	BB-	B
8.25% Senior Notes, due 2020	BB-	B
7.875% Senior Notes, due 2021	BB-	B
6.625% Senior Notes, due 2023	BB-	B
Term Loan Facility, due 2018	BB+	Baa3
GenOn 7.875% Senior Notes, due 2017	B	B3(a)
GenOn 9.500% Senior Notes, due 2018	B	B3(a)
GenOn 9.875% Senior Notes, due 2020	B	B3(a)
GenOn Americas Generation 8.500% Senior Notes, due 2021	BB-	B3(a)
GenOn Americas Generation 9.125% Senior Notes, due 2031	BB-	B3(a)
(a) On January 24, 2014, Moody’s placed GenOn’s ratings under review for downgrade.
Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from new and existing financing arrangements, existing cash on hand, cash flows from operations and cash proceeds from futures sales of assets to NRG Yield, Inc. As described in Item 15 — Note 12, Debt and Capital Leases, to the Consolidated Financial Statements, the Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, the GenOn Senior Notes, the GenOn Americas Generation Senior Notes, and project-related financings.
Issuance of 2022 Senior Notes
On January 27, 2014, NRG issued $1.1 billion in aggregate principal amount at par of 6.25% Senior Notes due 2022. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on July 15, 2014, until the maturity date of July 15, 2022. A portion of the cash proceeds was used to redeem $400 million of the Company's Senior Notes as discussed in Uses of Liquidity and the remaining $700 million of the cash proceeds is expected to be used to finance the EME acquisition.
Cash Proceeds from Future Sales of Assets to NRG Yield, Inc.
The Company expects to offer NRG Yield, Inc. the right to acquire certain of its assets in 2014, including El Segundo Energy Center, High Desert and Kansas South. The cash portion of any consideration to be paid to NRG by NRG Yield, Inc. for these assets has yet to be determined.

First Lien Structure
In addition, NRG has granted first liens to certain counterparties on substantially all of the Company's assets, excluding assets acquired in the GenOn acquisition and NRG's assets that have project-level financing. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have claim under the lien program. The lien program limits the volume that can be hedged, not the value of underlying out-of-the-money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure. Within the first lien structure, the Company can hedge up to 80% of its coal and nuclear capacity, excluding GenOn coal capacity, and 10% of its other assets, excluding GenOn's other assets, with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty and has no stated maturity date.
The Company's lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of December 31, 2013, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MWs hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of December 31, 2013:

Equivalent Net Sales Secured by First Lien Structure (a)	2014	2015	2016	2017
In MW (b)	1,747	938	373	209
As a percentage of total net coal and nuclear capacity (c)	26%	15%	6%	3%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)	2014 MW value consists of February through December positions only.

(c)	Net coal and nuclear capacity represents 80% of the Company's total coal and nuclear assets eligible under the first lien, which excludes coal assets acquired in the GenOn acquisition.
Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) commercial operations activities; (ii) debt service obligations, as described more fully in Item 15 — Note 12, Debt and Capital Leases, to the Consolidated Financial Statements; (iii) capital expenditures, including repowering and renewable development, and environmental; and (iv) corporate transactions including return of capital and dividend payments to stockholders, as described in Item 15 — Note 15, Capital Structure, to the Consolidated Financial Statements.
Commercial Operations
The Company's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of December 31, 2013, commercial operations had total cash collateral outstanding of $276 million, and $902 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions (includes a $37 million letter of credit relating to deposits at the PUCT that cover outstanding customer deposits and residential advance payments). As of December 31, 2013, total collateral held from counterparties was $63 million in cash, and $6 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on the Company's credit ratings and general perception of its creditworthiness.

Cash Grant Bridge Loans
As of December 31, 2013, the Company has submitted applications for reimbursement of approximately $539 million, in the aggregate, net of sequestration adjustment, with the U.S. Treasury under the 1603 Cash Grant Program in connection with the following projects: CVSR, Alpine, Borrego, High Desert, Kansas South, Lincoln Financial Field, Gillette Stadium, and various Distributed Solar projects. The Company expects to submit applications for reimbursement of approximately $558 million, in the aggregate, net of sequestration adjustment, with the U.S. Treasury under the 1603 Cash Grant Program for Ivanpah and upon completion of various Distributed Solar projects.
With respect to certain projects, the Company obtained cash grant bridge loans to fund the construction costs of such projects, which were to be repaid upon receipt of the related cash grant proceeds. As of December 31, 2013, there are approximately $854 million outstanding under the cash grant bridge loans, which will become due and payable as follows:

Three months ending:	Cash due and payable
(In millions)
March 31, 2014	$228
June 30, 2014	202
September 30, 2014	176
December 31, 2014	117
March 31, 2015	132
Total cash grant bridge loans due, including interest accrued to principal	$855
The Company has complied with all obligations under the 1603 Cash Grant Program and is working with the U.S. Treasury Department to obtain payment on the 1603 applications the Company or its subsidiaries have submitted. In January 2014, the Company was awarded a cash grant for the CVSR project in the amount of $307 million, which is approximately 75% of the anticipated cash grant as applied for by the Company, and received $285 million as a result of sequestration. NRG is evaluating the basis for the award and all of its options for recovering the full amount to which the Company believes it is entitled. In January 2014, the Company was awarded the full cash grant of $72 million as applied for, relating to the Alpine project, and has received the post-sequestration funds of $66 million.

Debt Service Obligations
Principal payments on debt and capital leases as of December 31, 2013, are due in the following periods:

Description	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
NRG Recourse Debt:
Senior notes, due 2018	$—	$—	$—	$—	$1,130	$—	$1,130
Senior notes, due 2019	—	—	—	—	—	800	800
Senior notes, due 2019	—	—	—	—	—	607	607
Senior notes, due 2020	—	—	—	—	—	1,062	1,062
Senior notes, due 2021	—	—	—	—	—	1,128	1,128
Senior notes, due 2023	—	—	—	—	—	990	990
Term loan facility, due 2018	20	20	20	21	1,926	—	2,007
Indian River Power LLC, tax exempt bonds, due 2040 and 2045	—	—	—	—	—	247	247
Dunkirk Power LLC, tax exempt bonds, due 2042	—	—	—	—	—	59	59
Fort Bend County, tax-exempt bonds, due 2038 and 2042	1	—	—	—	—	66	67
Subtotal NRG Recourse Debt	21	20	20	21	3,056	4,959	8,097
NRG Non-Recourse Debt:
GenOn senior notes, due 2017	—	—	—	725	—	—	725
GenOn senior notes, due 2018	—	—	—	—	675	—	675
GenOn senior notes, due 2020	—	—	—	—	—	550	550
GenOn Americas Generation senior notes, due 2021	—	—	—	—	—	450	450
GenOn Americas Generation senior notes, due 2031	—	—	—	—	—	400	400
NRG Marsh Landing senior secured term loans, due 2017 and 2023 (b)	42	43	45	47	49	247	473
CVSR - High Plains Ranch II LLC, due 2037 (a)	348	18	19	23	25	671	1,104
NRG West Holdings LLC, term loan, due 2023	32	37	41	40	45	317	512
Agua Caliente Solar, LLC, due 2037	24	28	28	29	30	738	877
Ivanpah financing, due 2014 and 2038 (a)	407	33	36	39	40	1,019	1,574
South Trent Wind LLC, financing agreement, due 2020 (b)	4	4	4	4	4	49	69
NRG Peaker Finance Co. LLC, bonds, due 2019	29	31	33	35	19	19	166
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017, and 2025 (b)	7	12	12	13	8	75	127
NRG Solar Alpine, due 2014 and 2022 (b)	69	7	8	8	7	122	221
NRG Solar Borrego I LLC, due 2024 and 2038 (b)	3	3	3	2	2	65	78
NRG Solar Avra Valley LLC (b)	3	3	3	3	3	48	63
TA - High Desert LLC, due 2023 and 2033	25	3	3	3	3	43	80
NRG Solar Kansas South LLC, due 2031	23	2	2	2	2	26	57
Other (c)	13	14	17	42	11	109	206
Subtotal NRG Non-Recourse Debt	1,029	238	254	1,015	923	4,948	8,407
Capital Lease:
Chalk Point capital lease, due 2015	5	5	—	—	—	—	10
Other Capital Leases	—	—	—	1	1	1	3
Subtotal NRG Capital Leases	5	5	—	1	1	1	13
Total Debt and Capital Leases	$1,055	$263	$274	$1,037	$3,980	$9,908	$16,517
(a) Principal payments in 2014 include the expected repayment of cash grant loans upon receipt of cash grants.
(b) Debt related to projects in NRG Yield
(c) Includes $102M of debt related to projects in NRG Yield
In addition to the debt and capital leases shown in the preceding table, NRG had issued $1.3 billion of letters of credit under the Company's $2.5 billion Revolving Credit Facility as of December 31, 2013.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures, including accruals, for maintenance, environmental, and growth investments, for the year ended December 31, 2013, and the estimated capital expenditure and growth investments forecast for 2014.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
East	$148	$68	$—	$216
Texas	118	3	—	121
South Central	42	33	—	75
West	6	—	133	139
Other Conventional	5	1	5	11
Alternative Energy	—	—	1,146	1,146
Retail	30	—	—	30
Yield	8	—	229	237
Corporate	12	—	—	12
Total cash capital expenditures for the year ended December 31, 2013	369	105	1,513	1,987
Other investments(a)	—	—	111	111
Funding from debt financing, net of fees	(13)	(1)	(1,294)	(1,308)
Funding from third party equity partners	—	—	(89)	(89)
Total capital expenditures and investments, net	$356	$104	$241	$701

Estimated capital expenditures for 2014	$395	$232	$650	$1,277
Other investments(a)	—	—	375	375
Funding from debt financing, net of fees	(38)	—	(448)	(486)
Funding from third party equity partners	—	—	(247)	(247)
NRG estimated capital expenditures for 2014, net of financings	$357	$232	$330	$919
(a) Other investments includes restricted cash activity and proceeds from cash grants.

•
Maintenance and Environmental capital expenditures — For the year ended December 31, 2013, the Company's environmental capital expenditures included $38 million related to the upgrades at Conemaugh including the installation of selective catalytic reduction technology on both units for enhanced mercury oxidation and removal as well as reduction in NOx emissions and the completion of upgrades to the existing flue-gas desulfurization systems for enhanced performance.

•
Growth Investments capital expenditures — For the year ended December 31, 2013, the Company's growth investment expenditures included $1.2 billion for solar projects and $279 million for the Company's other growth projects.

Environmental Capital Expenditures Estimate
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2014 through 2018 required to comply with environmental laws will be approximately $332 million, which includes $120 million for GenOn facilities. These costs are primarily associated with (i) controls to satisfy MATS and recent NSR settlement at Big Cajun II; (ii) controls to satisfy MATS at W.A. Parish, Limestone and Conemaugh; and (iii) NOx controls for Sayreville and Gilbert. In connection with the proposed acquisition of EME, the Company expects to incur additional environmental capital expenditures. NRG continues to explore cost-effective compliance alternatives to further reduce costs.
NRG's current contracts with the Company's rural electric cooperative customers in the South Central region allow for recovery of a portion of the region's capital costs once in operation, along with a capital return, incurred by complying with any change in law, including interest over the asset life of the required expenditures. The actual recoveries will depend, among other things, on the timing of the completion of the capital projects and the remaining duration of the contracts.

The table below summarizes the status of NRG's coal fleet with respect to air quality controls. Planned investments are either in construction or budgeted in the existing capital expenditures budget. Changes to regulations could result in changes to planned installation dates. NRG uses an integrated approach to fuels, controls and emissions markets to meet environmental standards.

	SO2		NOx		Mercury		Particulate
Units (a)	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date
Huntley 67	DSI/FF	2009	LNBOFA/SNCR	1994/2009	ACI	2009	FF	2009
Huntley 68	DSI/FF	2009	LNBOFA/SNCR	1995/2009	ACI	2009	FF	2009
Dunkirk 1	DSI/FF	2010	LNBOFA/SNCR	1994/2010	ACI	2010	FF	2010
Dunkirk 2	DSI/FF	2010	LNBOFA/SNCR	1993/2010	ACI	2010	FF	2010
Dunkirk 3	DSI/FF	2009	LNBOFA/SNCR	1994/2009	ACI	2009	FF	2009
Dunkirk 4	DSI/FF	2009	LNBOFA/SNCR	1994/2009	ACI	2009	FF	2009
Chalk Point 1	FGD	2009	SCR	2008	FGD/ESP	2009	ESP/upgrade	1964/1980
Chalk Point 2	FGD	2009	SACR	2006	FGD/ESP	2009	ESP/upgrade	1964/1980
Dickerson 1-3	FGD	2009	SNCR	2009	FGD/FF	2009	ESP/FF	1959,1960,1962/2003
Morgantown 1-2	FGD	2009	SCR	2007-2008	FGD/ESP	2009	ESP	1970, 1971
Cheswick 1	FGD	2010	SCR	2003	FGD/ESP	2010	ESP	1970
Conemaugh 1-2	FGD	1994, 95	SCR	2014	FGD/ESP/SCR	1994,95/2015	ESP	1970, 1971
Keystone 1-2	FGD	2009	SCR	2003	FGD/ESP	2009	ESP	1967, 1968
Seward	FBL/CDS	2004	SNCR	2004	FBL/FF	2004	FF	2004
Indian River 4	CDS	2011	LNBOFA/SCR	1999/2011	ACI	2008	ESP/FF	1980/2011
Big Cajun II 1	DSI	2015	LNBOFA/ SNCR	2005/2014	ACI	2015	ESP/upgrade	1981/2015
Big Cajun II 2	Gas Conversion	2014	LNBOFA/ SNCR	2004/2014	Gas Conversion	2014	ESP	1981
Big Cajun II 3	PAL	2013	LNBOFA/ SNCR	2002/2014	ACI	2015	ESP/upgrade	1983/2015
Limestone 1-2	Wet Scrubbers	1985-86	LNBOFA/ SNCR	2002/2017	ACI	2015	ESP	1985-1986
W.A. Parish 5, 6, 7	FF co-benefit	1988	SCR	2004	ACI	2015	FF	1988
W.A. Parish 8	Wet Scrubber	1982	SCR	2004	ACI	2015	FF	1988
(a) NRG plans to add natural gas capabilities at its Avon Lake, New Castle, Dunkirk, and Big Cajun II facilities and intends to retire the coal units at Portland and Shawville in 2014 and 2015, respectively. NRG retired all Titus coal units and Indian River Unit 3 in 2013.

ACI - Activated Carbon Injection CDS - Circulating Dry Scrubber DSI - Dry Sorbent Injection with Trona ESP - Electrostatic Precipitator FGD - Flue Gas Desulfurization (wet) FF- Fabric Filter
FBL - Fluidized Bed Limestone Injection
LNBOFA - Low NOx Burner with Overfire Air
PAL - Plant Average Limit
SCR - Selective Catalytic Reduction
SACR - Selective Auto-Catalytic Reduction
SNCR - Selective Non-Catalytic Reduction

The following table summarizes the estimated environmental capital expenditures for the referenced periods by region:

	Texas	East - legacy NRG	East - GenOn	South Central	Total
	(in millions)
2014	$25	$5	$84	$118	$232
2015	21	1	27	25	74
2016	16	—	4	—	20
2017	—	—	1	—	1
2018	—	1	4	—	5
Total	$62	$7	$120	$143	$332

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
Corporate Transactions
With respect to the proposed acquisition of EME, the Company expects to pay an aggregate purchase price of $2.6 billion (subject to adjustment), which will be partially financed by the cash proceeds from the issuance of the $700 million of 2022 Senior Notes and the issuance of 12,671,977 shares of NRG common stock (valued at $350 million based upon the volume-weighted average trading price over the 20 trading days prior to October 18, 2013) with the balance to be paid in cash The remaining purchase price is expected to be funded by cash on hand, including acquired cash on hand of $1.1 billion.  In connection with the acquisition, the Company also expects to assume debt related to acquired project assets of approximately $1.5 billion, which will be non-recourse to NRG. The proposed acquisition of EME is further described in Note 3, Business Acquisitions and Dispositions.
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
In August 2013, the Company increased the annual common stock dividend by 33%, to $0.48 per share. The following table lists the dividends paid during 2013:

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Dividends per Common Share	$0.09	$0.12	$0.12	$0.12
The Company was authorized to repurchase $200 million of its common stock in 2013 under the 2013 Capital Allocation Program. During the first quarter, the Company purchased 972,292 shares of NRG common stock for approximately $25 million at an average cost of $25.88 per share. As a result of the proposed acquisition of EME, the Company did not complete the remaining $175 million of share repurchases under the 2013 Capital Allocation Program.
The Company's common stock dividend and share repurchases are subject to available capital, market conditions, and compliance with associated laws and regulations.
2014 Capital Allocation Program
On February 17, 2014, NRG paid a quarterly dividend on the Company's common stock of $0.12 per share.
On February 28, 2014, the Company announced its intention to increase NRG's annual common stock dividend by 17% from $0.48 to $0.56 per share, commencing with the next quarterly payment.
On February 10, 2014, the Company redeemed $308 million of its 8.5% 2019 Senior Notes and $91 million of its 7.625% Senior Notes through a tender offer and call, at an average early redemption percentage of 106.992% and 105.500%, respectively, with a portion of the proceeds from the 2022 Senior Notes borrowing.
Share repurchases and debt reduction under the 2014 Capital Allocation Program are subject to market prices, financial restrictions under the Company's debt facilities, securities laws, and the proposed acquisition of EME.
Preferred Stock Dividend Payments
For the year ended December 31, 2013, NRG paid $9 million in dividend payments to holders of the Company's 3.625% Preferred Stock.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative years:

(In millions)
Year ended December 31,	2013	2012	Change
Net cash provided by operating activities	$1,270	$1,149	$121
Net cash used by investing activities	(2,528)	(2,262)	(266)
Net cash provided by financing activities	1,427	2,099	(672)
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

Increase in operating income adjusted for non-cash items	$482
Change in cash paid in support of risk management activities	(278)
Other changes in working capital	(83)
$121
 Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

Decrease in capital expenditures due to reduced spending on growth projects	$1,409
Increase in cash paid for acquisitions, which primarily reflects the acquisitions of High Desert, Kansas South, and Gregory in 2013	(413)
Cash acquired in 2012 from GenOn acquisition	(983)
Increase in restricted cash, which mainly supports equity requirements for U.S. DOE funded projects	(146)
Decrease in proceeds from sale of assets, primarily related to the sale of Schkopau in 2012	(124)
Other	(9)
$(266)
Net Cash Provided By Financing Activities
Changes in net cash provided by financing activities were driven by:

Net increase in debt payments primarily related to open market repurchases of Senior Notes and redemption of GenOn Senior Notes	$(1,063)
Increase in net receipts from settlement of acquired derivatives that include financing elements primarily from the acquisition of GenOn	335
Increase in proceeds from noncontrolling interest related primarily to NRG Yield, Inc. IPO	184
Payment of dividends to common stockholders in 2013	(104)
Cash paid for repurchase of treasury stock in 2013	(25)
Other	1
$(672)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2013, the Company had a domestic pre-tax book loss of $549 million and foreign pre-tax book loss of $85 million. For the year ended December 31, 2013, the Company generated an NOL of $1.4 billion which is available to offset taxable income in future periods. As of December 31, 2013, the Company has cumulative domestic Federal NOL carryforwards of $3.1 billion and cumulative state NOL carryforwards of $3.0 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $270 million, of which $15 million will expire through 2016 and of which $255 million do not have an expiration date.
In addition to these amounts, the Company has $115 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily due to state and local jurisdictions, of up to $50 million in 2014.
However, as the position remains uncertain for the $115 million of tax effected uncertain tax benefits, the Company has recorded a non-current tax liability of $61 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $61 million non-current tax liability for uncertain tax benefits is primarily from positions taken on various state returns, including accrued interest.
Prior to the GenOn acquisition in December 2012, the Company was not subject to U.S. federal income tax examinations for years prior to 2007. GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2010. With few exceptions, state and local income tax examinations are no longer open for years before 2007. The Company's significant foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2008.
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
Derivative Instrument Obligation
The Company's 3.625% Preferred Stock includes a feature which is considered an embedded derivative per ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of December 31, 2013, based on the Company's stock price, the embedded derivative was out-of-the-money and had no redemption value. See also Item 15 — Note 15, Capital Structure, to the Consolidated Financial Statements for additional discussion.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in Equity investments — As of December 31, 2013, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $273 million as of December 31, 2013. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Item 15 — Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements for additional discussion.

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

	By Remaining Maturity at December 31,
	2013
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (a)	2012 Total
	(In millions)
Long-term debt (including estimated interest)	$2,066	$2,509	$6,797	$12,108	$23,480	$22,772
Capital lease obligations (including estimated interest)	6	6	1	2	15	16
Operating leases	273	518	446	1,224	2,461	2,880
Fuel purchase and transportation obligations	963	526	356	719	2,564	3,126
Fixed purchased power commitments	24	30	11	—	65	77
Pension minimum funding requirement (b)	82	115	118	115	430	475
Other postretirement benefits minimum funding requirement (c)	11	24	27	82	144	86
Other liabilities (d)	150	249	163	661	1,223	1,235
Total	$3,575	$3,977	$7,919	$14,911	$30,382	$30,667

(a)
Excludes $60 million non-current payable relating to NRG's uncertain tax benefits under ASC 740 as the period of payment cannot be reasonably estimated. Also excludes $629 million of asset retirement obligations which are discussed in Item 15 — Note 13, Asset Retirement Obligations, to the Consolidated Financial Statements.

(b)
These amounts represent the Company's estimated minimum pension contributions required under the Pension Protection Act of 2006. These amounts represent estimates that are based on assumptions that are subject to change.

(c)	These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contribution for years after 2020 are currently not available.

(d)	Includes water right agreements, service and maintenance agreements, stadium naming rights, LTSA commitments and other contractual obligations.

	By Remaining Maturity at December 31,
	2013
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2012 Total
	(In millions)
Letters of credit and surety bonds	$1,654	$47	$—	$—	$1,701	$1,594
Asset sales guarantee obligations	—	—	275	—	275	275
Commercial sales arrangements	81	112	23	1,338	1,554	1,579
Other guarantees	78	4	—	469	551	356
Total guarantees	$1,813	$163	$298	$1,807	$4,081	$3,804

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2013, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2013. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 4, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2012	$825
Contracts realized or otherwise settled during the period	(550)
Changes in fair value	114
Fair value of contracts as of December 31, 2013	$389

	Fair Value of Contracts as of December 31, 2013
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 1	$53	$68	$9	$—	$130
Level 2	208	2	(2)	38	246
Level 3	12	1	—	—	13
Total	$273	$71	$7	$38	$389
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG's hedging activity. As of December 31, 2013, NRG's net derivative asset was $389 million, a decrease to total fair value of $436 million as compared to December 31, 2012. This decrease was primarily driven by the roll off of contracts that settled during the period, partially offset by an increase in fair value of existing contracts due to the decreases in gas and power prices.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $279 million in the net value of derivatives as of December 31, 2013.
The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in an increase of approximately $251 million in the net value of derivatives as of December 31, 2013.

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
For purposes of measuring the fair value of derivative instruments, NRG uses quoted exchange prices and broker quotes. When external prices are not available, NRG uses internal models to determine the fair value. These internal models include assumptions of the future prices of energy commodities based on the specific market in which the energy commodity is being purchased or sold, using externally available forward market pricing curves for all periods possible under the pricing model. In order to qualify derivative instruments for hedged transactions, NRG estimates the forecasted generation and forecasted borrowings for interest rate swaps occurring within a specified time period. Judgments related to the probability of forecasted generation occurring are based on available baseload capacity, internal forecasts of sales and generation, and historical physical delivery on similar contracts. Judgments related to the probability of forecasted borrowings are based on the estimated timing of project construction, which can vary based on various factors. The probability that hedged forecasted generation and forecasted borrowings will occur by the end of a specified time period could change the results of operations by requiring amounts currently classified in OCI to be reclassified into earnings, creating increased variability in the Company's earnings. These estimations are considered to be critical accounting estimates.
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
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2013, NRG had a valuation allowance of $291 million. This amount is comprised of foreign net operating loss carryforwards of $74 million, foreign capital loss carryforwards of approximately $1 million and U.S. domestic state NOLs of $216 million. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in our estimate of future taxable income, the Company considered the profit before tax generated in recent years.
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
Prior to the GenOn acquisition in December 2012, the Company was not subject to U.S. federal income tax examinations for years prior to 2007. GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2010. With few exceptions, state and local income tax examinations are no longer open for years before 2007. The Company's significant foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2008.

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
Annually during the fourth quarter, the Company revises its views of power and fuel prices including the Company's fundamental view for long term prices in connection with the preparation of its annual budget. Changes to the Company’s views of long term power and fuel prices impacted the Company’s projections of profitability, based on management's estimate of supply and demand within the sub-markets for each plant and the physical and economic characteristics of each plant. The Company's revised views of projected profitability for Indian River resulted in a significant adverse change in the extent to which the assets are expected to be used. As a result, the Company considered this to be an indicator of impairment and performed an impairment test for these assets under ASC 360, Property, Plant and Equipment. The carrying amount of the assets was lower than the future net cash flows expected to be generated by the asset, considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. As a result, the assets are considered to be impaired, and the Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets. The fair value of the assets was determined by factoring in the probability weighting of different courses of action available to the Company and included both an income approach and a market approach. The Company recorded an impairment loss related to Indian River in the fourth quarter of 2013 of $459 million, as described in Note 10, Asset Impairments.

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
During the fourth quarter, the Company reviewed its 37.5% interest in Gladstone for impairment utilizing the other-than-temporary impairment model under ASC 820, Fair Value Measurements, due to future market expectations as well as discussions with the managing joint venture participants regarding the plant's expected life. In determining fair value, the Company considered project specific assumptions for future project operating revenues and costs and expected plant operations. The carrying amount of the Company's equity method investment exceeded the fair value of the investment and the Company concluded that the decline is considered to be other than temporary. As a result, the Company measured the impairment loss as the difference between the carrying amount and fair value of the investment and recorded an impairment loss in the fourth quarter of 2013 of $92 million, as described in Note 10, Asset Impairments.
Goodwill and Other Intangible Assets
At December 31, 2013, NRG reported goodwill of $2.0 billion, consisting of $1.7 billion in its Texas operating segment, or NRG Texas, that is associated with the acquisition of Texas Genco in 2006, and $272 million primarily in its retail operating segment that is associated with other business acquisitions. The Company has also recorded intangible assets in connection with its business acquisitions, measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. See Item 15 — Note 3, Business Acquisitions and Dispositions, and Note 11, Goodwill and Other Intangibles, to the Consolidated Financial Statements for further discussion.
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
The Company performed step one of the two-step impairment test for its Retail Business reporting units, Green Mountain and Energy Plus, which is at the operating segment level. The Company determined the fair value of these reporting units using primarily an income approach. Under the income approach, the Company estimated the fair value of Green Mountain and Energy Plus to exceed its carrying value by approximately 68% and 24%, respectively, at December 31, 2013. As such, the Company concluded that goodwill associated with the Retail Business reporting units is not impaired as of December 31, 2013.

The Company performed step one of the two-step impairment test for its Texas reporting unit, NRG Texas, which is at the operating segment level. The Company determined the fair value of this reporting unit using primarily an income approach and then applied an overall market approach reasonableness test to reconcile that fair value with NRG's overall market capitalization. The Company believes the methodology and assumptions used in the valuation are consistent with the views of market participants. Significant inputs to the determination of fair value were as follows:

•
The Company applied a discounted cash flow methodology to the long-term budgets for all of the plants in the region. This approach is consistent with that used to determine fair value associated with the Company's three solid-fuel plants and the Cedar Bayou facility in prior years. For the current year, the Company applied this methodology to all of the plants. The significant assumptions used to derive the long-term budgets used in the income approach are affected by the following key inputs:

◦
The Company's views of power and fuel prices considers market prices for the first five year period and the Company's fundamental view for the longer term. Hedging is included to the extent of contracts already in place;

◦	The terminal value in year 2019 is calculated using the Gordon Growth Model, which assumes that the terminal value grows at a constant rate in perpetuity;

◦
Projected generation and resulting energy gross margin in the long-term budgets is based on an hourly dispatch that simulates dispatch of each unit into the power market. The dispatch simulation is based on power prices, fuel prices, and the physical and economic characteristics of each plant.

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
Under step one, if the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. Under the income approach described above, the Company estimated the fair value of NRG Texas' invested capital to exceed its carrying value by approximately 16% at December 31, 2013. The Company also evaluated various market-derived data including market research forecasts, recent merger and acquisition activity and earnings multiples, and together with its estimate of fair value, concluded that NRG Texas's goodwill is not impaired at December 31, 2013.
To reconcile the fair value determined under the income approach with NRG's market capitalization, the Company considered historical and future budgeted earnings measures to estimate the average percentage of total company value represented by NRG Texas, and applied this percentage to an adjusted business enterprise value of NRG. To derive this adjusted business enterprise value, the Company applied a range of control premiums based on recent market transactions to the business enterprise value of NRG on a non-controlling, marketable basis, and also made adjustments for some non-operating assets. The Company was able to reconcile the proportional value of NRG Texas to NRG's market capitalization at a value that would not indicate an impairment.
The Company's estimate of fair value under the income approach described above is affected by assumptions about projected power prices, generation, fuel costs, capital expenditure requirements and environmental regulations, and the Company believes that the most significant impact arises from future power prices. The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates power plants. Due to downward trends in natural gas prices, the Company performed a sensitivity scenario by using a hypothetical $0.50 per MMBtu drop in the natural gas market price for the first five year period and a $0.50 per MMBtu drop in the Company's longer-term fundamental view as used in the Company's long-term budgets and the resulting impact to the implied heat rate that would support new build of combined cycle gas plant in the Texas markets, coal and transportation charges, contracted hedges, and the impact on forecasted generation for the baseload plants during the budget period. Under this sensitivity scenario, the fair value of NRG Texas was 5% above its carrying value as of December 31, 2013. While not required, the Company further performed a high-level hypothetical step two analysis for this sensitivity scenario. Step two requires an allocation of fair value to the individual asset and liabilities using a hypothetical purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded. Under the hypothetical step two for the sensitivity scenario it was determined that no goodwill impairment was necessary as of December 31, 2013.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the NRG Texas reporting unit may include such items as follows:

•	Falling or depressed long-term natural gas prices which may result in lower power prices in the markets in which the Texas reporting unit operates;

•	A significant change to power plants' new-build/retirement economics and reserve margins resulting primarily from unexpected environmental or regulatory changes; and/or

•	Macroeconomic factors that significantly differ from the Company's assumptions in timing or degree.
If long-term natural gas prices for periods beyond 2014 remain depressed for an extended period, the Company's goodwill may become impaired in the future, which would result in a non-cash charge, not to exceed $1.7 billion, related to the NRG Texas reporting unit.
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
As of December 31, 2013, the VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the VaR model, was $76 million.
The following table summarizes average, maximum and minimum VaR for NRG for the years ended December 31, 2013, and 2012:

(In millions)	2013	2012
VaR as of December 31,	$76	$92
For the year ended December 31,
Average	$88	$66
Maximum	104	96
Minimum	72	24
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
In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of December 31, 2013, for the entire term of these instruments entered into for both asset management and trading, was $32 million, primarily driven by asset-backed transactions.

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
If all of the above swaps had been discontinued on December 31, 2013, the Company would have owed the counterparties $51 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
As part of the CVSR financing, the Company entered into swaptions with a notional value of $686 million in order to hedge the project interest rate risk. All of the swaptions expired prior to December 31, 2013.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of December 31, 2013, a 1% change in interest rates would result in a $22 million change in interest expense on a rolling twelve month basis.
As of December 31, 2013, the Company's debt fair value was $17.2 billion and the carrying value was $16.8 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $1.3 billion.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $51 million as of December 31, 2013 and a 1.00 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $65 million as of December 31, 2013. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of December 31, 2013.
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

As of December 31, 2013, aggregate counterparty credit exposure to a significant portion of the Company's counterparties totaled $813 million, of which the Company held collateral (cash and letters of credit) against those positions of $5 million resulting in a net exposure of $808 million. Approximately 87% of the Company's exposure before collateral is expected to roll off by the end of 2015. The following table highlights the Company's portfolio credit quality and aggregated net counterparty credit exposure by industry sector. Net counterparty credit exposure is defined as the aggregate net asset position with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. As of December 31, 2013, the aggregate credit exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (% of Total)
Financial institutions	52%
Utilities, energy merchants, marketers and other	29
Coal and emissions	1
ISOs	18
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	94%
Non-Rated	6
Total	100%

(a)	Counterparty credit exposure excludes coal transportation contracts because of the unavailability of market prices.
The Company has credit exposure to certain wholesale counterparties representing more than 10% of the total net exposure discussed above and the aggregate credit exposure to such counterparties was $349 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Company does not anticipate a material impact on its financial position or results of operations from nonperformance by any counterparty.
Counterparty credit exposure described above excludes credit risk exposure under certain long term contracts, including California tolling agreements, South Central load obligations, solar PPAs and a coal supply agreement. As external sources or observable market quotes are not available to estimate such exposure, the Company valued these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2013, credit exposure to these counterparties was approximately $2.3 billion, including $797 million related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which NRG is unable to predict. In the case of the coal supply agreement, NRG holds a lien against the underlying asset which significantly reduces the risk of loss.
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
As of December 31, 2013, the Company's retail customer credit exposure to C&I customers was diversified across many customers and various industries, as well as government entities.
NRG is also exposed to credit risk relating to its Mass customers, which may result in a write-off of bad debt. The Company's bad debt expense was $67 million and $45 million for the years ending December 31, 2013 and 2012, respectively. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.

Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts that have adequate assurance clauses that are in a net liability position as of December 31, 2013, was $85 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2013, was $15 million. The Company is also a party to certain marginable agreements under which it has a net liability position but the counterparty has not called for the collateral due, which is approximately $34 million as of December 31, 2013.
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

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of NRG's management, including its principal executive officer, principal financial officer and principal accounting officer, NRG conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Management's report on the Company's internal control over financial reporting and the report of the Company's independent registered public accounting firm are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" and under the caption "Report of Independent Registered Public Accounting Firm" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.
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
Howard E. Cosgrove has served as Chairman of the Board and a director of NRG since December 2003. He was Chairman and Chief Executive Officer of Conectiv and its predecessor Delmarva Power and Light Company from December 1992 to August 2002. Prior to December 1992, Mr. Cosgrove held various positions with Delmarva Power and Light including Chief Operating Officer and Chief Financial Officer. Mr. Cosgrove serves on the Board of Trustees of the University of Delaware and the Hagley Museum and Library.
David Crane has served as the President, Chief Executive Officer and a director of NRG since December 2003. Mr. Crane also serves as the President, Chief Executive Officer and a director of NRG Yield, Inc. since December 2012, and was appointed Chairman of the Board of Directors of NRG Yield, Inc. in connection with its initial public offering in July 2013. Prior to joining NRG, Mr. Crane served as Chief Executive Officer of International Power plc, a UK-domiciled wholesale power generation company, from January 2003 to November 2003, and as Chief Operating Officer from March 2000 through December 2002. Mr. Crane was Senior Vice President - Global Power New York at Lehman Brothers Inc., an investment banking firm, from January 1999 to February 2000, and was Senior Vice President - Global Power Group, Asia (Hong Kong) at Lehman Brothers from June 1996 to January 1999. Mr. Crane was also a director of El Paso Corporation from December 2009 to May 2012.
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
Gerald Luterman has been a director of NRG since April 2009. He also served as Interim Chief Financial Officer of the Company from November 2009 through May 2010. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Prior to this time, Mr. Luterman had more than 30 years experience in senior financial positions with companies including American Express, Booz Allen & Hamilton, Emerson Electric Company and Arrow Electronics. Mr. Luterman serves as a director of Harbinger Group Inc. since April 2013. Mr. Luterman also served as a director of IKON Office Solutions, Inc. from November 2003 until August 2008 and U.S. Shipping Partners L.P. from May 2006 until November 2009.
Edward R. Muller has served as Vice Chairman of the Board and a director of NRG since December 2012. Previously, he served as the Chairman and Chief Executive Officer of GenOn Energy, Inc from December 2010 to December 2012. He also served as President of GenOn from August 2011to December 2012. Prior to that, Mr. Muller served as the Chairman, President and Chief Executive Officer of Mirant Corporation from 2005 to December 2010. He served as President and Chief Executive Officer of Edison Mission Energy, a California-based independent power producer from 1993 to 2000. Mr. Muller is also a director of Transocean Ltd. and AeroVironment, Inc.
Anne C. Schaumburg has been a director of NRG since April 2005. From 1984 until her retirement in 2002, she was Managing Director of Credit Suisse First Boston and a Senior Banker in the Global Energy Group. From 1979 to 1984, she was in the Utilities Group at Dean Witter Financial Services Group, where she last served as Managing Director. From 1971 to 1978, she was at The First Boston Corporation in the Public Utilities Group. Ms. Schaumburg is also a director of Brookfield Infrastructure Partners L.P.
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
Kirkland Andrews has served as Executive Vice President and Chief Financial Officer of NRG Energy since September 2011. Mr. Andrews also has served as the Executive Vice President, Chief Financial Officer and a director of NRG Yield, Inc. since December 2012. Prior to joining NRG, he served as Managing Director and Co-Head Investment Banking, Power and Utilities - Americas at Deutsche Bank Securities from June 2009 to September 2011. Prior to this, he served in several capacities at Citigroup Global Markets Inc., including Managing Director, Group Head, North American Power from November 2007 to June 2009, and Head of Power M&A, Mergers and Acquisitions from July 2005 to November 2007. In his banking career, Mr. Andrews led multiple large and innovative strategic, debt, equity and commodities transactions.
Mauricio Gutierrez has served as Executive Vice President and Chief Operating Officer since July 2010. In this capacity, Mr. Gutierrez oversees NRG's Plant Operations, Commercial Operations, Environmental Compliance, as well as the Engineering, Procurement and Construction division. Mr. Gutierrez also has served as the Executive Vice President, Chief Operating Officer and a director of NRG Yield, Inc. since December 2012. He previously served as Executive Vice President, Commercial Operations of NRG, from January 2009 to July 2010 and Senior Vice President, Commercial Operations of NRG, from March 2008 to January 2009. In this capacity, he was responsible for the optimization of the Company's asset portfolio and fuel requirements. Prior to this, Mr. Gutierrez served as Vice President Commercial Operations Trading of NRG from May 2006 to March 2008. Prior to joining NRG in August 2004, Mr. Gutierrez held various positions within Dynegy, Inc., including Managing Director, Trading - Southeast and Texas, Senior Trader East Power and Asset Manager. Prior to Dynegy, Mr. Gutierrez served as senior consultant and project manager at DTP involved in various energy and infrastructure projects in Mexico.
David R. Hill has served as Executive Vice President and General Counsel since September 2012. Mr. Hill also has served as the Executive Vice President and General Counsel of NRG Yield, Inc. since December 2012. Prior to joining NRG, Mr. Hill was a partner and co-head of Sidley Austin LLP's global energy practice group. Prior to this, Mr. Hill served as General Counsel of the U.S. Department of Energy from August 2005 to January 2009 and, for the three years prior to that, as Deputy General Counsel for Energy Policy of the U.S. Department of Energy. Before his federal government service, Mr. Hill was a partner in major law firms in Washington, D.C. and Kansas City, Missouri, and handled a variety of regulatory, litigation and corporate matters. He received his law degree from Northwestern University School of Law in Chicago.
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
Ronald B. Stark has served as Vice President and Chief Accounting Officer since March 2012. In this capacity, Mr. Stark is responsible for directing NRG's financial accounting and reporting activities. Mr. Stark also has served as the Vice President and Chief Accounting Officer of NRG Yield, Inc. since December 2012. Prior to March 2012, Mr. Stark served as the Company's Vice President, Internal Audit from August 2011 to February 2012. He previously served as Director, Financial Reporting of NRG from October 2007 through July 2011. Mr. Stark joined the Company in January 2007. Mr. Stark previously held various executive and managerial accounting positions at Pegasus Communications and Berlitz International and began his career with Deloitte and Touche.

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
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.
Item 11 — Executive Compensation
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	9,614,132	(1)	$25.68	8,126,453
Equity compensation plans not approved by security holders	842,426	(2)	25.65	1,053,485
Total	10,456,558		$25.68	9,179,938	(3)

(1)
Consists of shares issuable under the NRG LTIP and the ESPP. The NRG LTIP became effective upon the Company's emergence from bankruptcy. On July 28, 2010, the NRG LTIP was amended to increase the number of shares available for issuance to 22,000,000. The ESPP was approved by the Company's stockholders on May 14, 2008. As of December 31, 2013, there were 888,388 shares reserved from the Company's treasury shares for the ESPP.

(2)
Consists of shares issuable under the NRG GenOn LTIP. On December 14, 2012, in connection with the Merger, NRG assumed the GenOn Energy, Inc. 2010 Omnibus Incentive Plan, and changed the name to the NRG 2010 Stock Plan for GenOn Employees, or the NRG GenOn LTIP. While the GenOn Energy, Inc. 2010 Omnibus Incentive Plan was previously approved by stockholders of RRI Energy, Inc. before it became GenOn, the plan is listed as “not approved” because the NRG GenOn LTIP was not subject to separate line item approval by NRG's stockholders when the Merger (which included the assumption of this plan) was approved. NRG intends to make subsequent grants under the NRG GenOn LTIP. As part of the Merger, NRG also assumed the GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan, and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. NRG has no intention of making any grants or awards of its own equity securities under these plans. The number of securities to be issued upon the exercise of outstanding awards under these plans is 1,053,719 at a weighted-average exercise price of $56.79. See Item 15 — Note 20, Stock-Based Compensation, to Consolidated Financial Statements for a discussion of the NRG GenOn LTIP.

(3)
Consists of 7,238,065 shares of common stock under NRG's LTIP, 1,053,485 shares of common stock under the NRG GenOn LTIP, and 888,388 shares of treasury stock reserved for issuance under the ESPP. In the first quarter of 2014, 71,478 were issued to employees' accounts from the treasury stock reserve for the ESPP.

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
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.
Item 14 — Principal Accounting Fees and Services
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income/(Loss) — Years ended December 31, 2013, 2012, and 2011
Consolidated Balance Sheets — December 31, 2013 and 2012
Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012, and 2011
Consolidated Statement of Stockholders' Equity — Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
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
(c) Not applicable

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
NRG Energy Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (1992), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Form 10‑K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NRG Energy, Inc.:
We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NRG Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NRG Energy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NRG Energy, Inc.:

We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule “Schedule II. Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NRG Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NRG Energy, Inc. and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 28, 2014

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2013	2012	2011
Operating Revenues
Total operating revenues	$11,295	$8,422	$9,079
Operating Costs and Expenses
Cost of operations	8,121	6,140	6,745
Depreciation and amortization	1,256	950	896
Impairment losses	459	—	160
Selling, general and administrative	904	807	586
Acquisition-related transaction and integration costs	128	107	—
Development activity expenses	84	68	57
Total operating costs and expenses	10,952	8,072	8,444
Operating Income	343	350	635
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	7	37	35
Bargain purchase gain related to GenOn acquisition	—	296	—
Impairment losses on investments	(99)	(2)	(495)
Other income, net	13	19	19
Loss on debt extinguishment	(50)	(51)	(175)
Interest expense	(848)	(661)	(665)
Total other expense	(977)	(362)	(1,281)
Loss Before Income Taxes	(634)	(12)	(646)
Income tax benefit	(282)	(327)	(843)
Net (Loss)/Income	(352)	315	197
Less: Net income attributable to noncontrolling interest	34	20	—
Net (Loss)/Income Attributable to NRG Energy, Inc.	(386)	295	197
Dividends for preferred shares	9	9	9
(Loss)/Income Available for Common Stockholders	$(395)	$286	$188
(Loss)/Earnings Per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	323	232	240
Net (Loss)/Income per Weighted Average Common Share — Basic	$(1.22)	$1.23	$0.78
Weighted average number of common shares outstanding — diluted	323	234	241
Net (Loss)/Income per Weighted Average Common Share — Diluted	$(1.22)	$1.22	$0.78
Dividends Per Common Share	$0.45	$0.18	$—
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Net (Loss)/Income	$(352)	$315	$197
Other Comprehensive Income/(Loss), net of tax
Unrealized gain/(loss) on derivatives, net of income tax benefit of $6, $94, and $181	8	(163)	(309)
Foreign currency translation adjustments, net of income tax benefit of $14, $1, and $1	(24)	(1)	(2)
Reclassification adjustment for translation gain realized upon sale of Schkopau, net of income tax benefit of $0, $6, and $0	—	(11)	—
Available-for-sale securities, net of income tax expense of $2, $1, and $0	3	3	(1)
Defined benefit plan, net of income tax (expense)/benefit of $(100), $21, and $27	168	(52)	(46)
Other comprehensive income/(loss)	155	(224)	(358)
Comprehensive (Loss)/Income	(197)	91	(161)
Less: Comprehensive income attributable to noncontrolling interest	34	20	—
Comprehensive (Loss)/Income Attributable to NRG Energy, Inc.	(231)	71	(161)
Dividends for preferred shares	9	9	9
Comprehensive (Loss)/Income Available for Common Stockholders	$(240)	$62	$(170)
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$2,254	$2,087
Funds deposited by counterparties	63	271
Restricted cash	268	217
Accounts receivable — trade, less allowance for doubtful accounts of $40 and $32	1,214	1,061
Inventory	898	903
Derivative instruments	1,328	2,644
Cash collateral paid in support of energy risk management activities	276	229
Deferred income taxes	258	56
Renewable energy grant receivable	539	58
Prepayments and other current assets	498	446
Total current assets	7,596	7,972
Property, Plant and Equipment
In service	23,649	21,133
Under construction	2,775	4,428
Total property, plant and equipment	26,424	25,561
Less accumulated depreciation	(6,573)	(5,408)
Net property, plant and equipment	19,851	20,153
Other Assets
Equity investments in affiliates	453	676
Notes receivable, less current portion	73	79
Goodwill	1,985	1,956
Intangible assets, net of accumulated amortization of $1,977 and $1,706	1,140	1,210
Nuclear decommissioning trust fund	551	473
Derivative instruments	311	662
Deferred income taxes	1,202	1,203
Other non-current assets	740	599
Total other assets	6,455	6,858
Total Assets	$33,902	$34,983
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2013	2012
	(In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1,050	$147
Accounts payable	1,038	1,172
Derivative instruments	1,055	1,981
Cash collateral received in support of energy risk management activities	63	271
Accrued interest expense	185	191
Other accrued expenses	480	539
Other current liabilities	333	369
Total current liabilities	4,204	4,670
Other Liabilities
Long-term debt and capital leases	15,767	15,736
Nuclear decommissioning reserve	294	354
Nuclear decommissioning trust liability	324	273
Postretirement and other benefit obligations	506	803
Deferred income taxes	22	55
Derivative instruments	195	500
Out-of-market contracts	1,177	1,278
Other non-current liabilities	695	796
Total non-current liabilities	18,980	19,795
Total Liabilities	23,184	24,465
3.625% convertible perpetual preferred stock; $0.01 par value; 250,000 shares issued and outstanding (at liquidation value of $250, net of issuance costs)	249	249
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 401,126,780 and 399,112,616 shares issued and 323,779,252 and 322,606,898 shares outstanding at December 31, 2013 and 2012	4	4
Additional paid-in capital	7,840	7,587
Retained earnings	3,695	4,230
Less treasury stock, at cost; 77,347,528 and 76,505,718 shares at December 31, 2013 and 2012	(1,942)	(1,920)
Accumulated other comprehensive income/(loss)	5	(150)
Noncontrolling interest	867	518
Total Stockholders' Equity	10,469	10,269
Total Liabilities and Stockholders' Equity	$33,902	$34,983
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash Flows from Operating Activities
Net (loss)/income	$(352)	$315	$197
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	84	2	9
Bargain purchase gain related to GenOn acquisition	—	(296)	—
Depreciation and amortization	1,256	950	896
Provision for bad debts	67	45	59
Amortization of nuclear fuel	36	39	39
Amortization of financing costs and debt discount/premiums	(33)	31	32
Adjustment to loss on debt extinguishment	(15)	9	58
Amortization of intangibles and out-of-market contracts	49	146	167
Amortization of unearned equity compensation	38	41	28
(Gain)/Loss on disposals and sales of assets, net	(3)	11	14
Impairment losses	558	—	657
Changes in derivative instruments	164	124	(138)
Changes in deferred income taxes and liability for uncertain tax benefits	(67)	(353)	(859)
Changes in nuclear decommissioning trust liability	15	37	20
Cash (used)/provided by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(224)	(131)	(119)
Inventory	11	(172)	145
Prepayments and other current assets	(22)	(26)	59
Accounts payable	275	(132)	9
Accrued expenses and other current liabilities	(114)	231	(111)
Other assets and liabilities	(453)	278	4
Net Cash Provided by Operating Activities	1,270	1,149	1,166
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(494)	(81)	(377)
Cash acquired in GenOn acquisition	—	983	—
Capital expenditures	(1,987)	(3,396)	(2,310)
Increase in restricted cash, net	(22)	(66)	(35)
(Increase)/decrease in restricted cash to support equity requirements for U.S. DOE funded projects	(26)	164	(215)
(Increase)/decrease in notes receivable	(11)	(24)	12
Proceeds from renewable energy grants	55	62	—
Purchases of emission allowances, net of proceeds	5	(1)	(19)
Investments in nuclear decommissioning trust fund securities	(514)	(436)	(406)
Proceeds from sales of nuclear decommissioning trust fund securities	488	399	385
Proceeds from sale of assets, net	13	137	7
Investments in unconsolidated affiliates	—	(25)	(66)
Other	(35)	22	(23)
Net Cash Used by Investing Activities	(2,528)	(2,262)	(3,047)
Cash Flows from Financing Activities
Payment of dividends to preferred and common stockholders	(154)	(50)	(9)
Net receipts/(payments for) from settlement of acquired derivatives that include financing elements	267	(68)	(83)
Payment for treasury stock	(25)	—	(430)
Sales proceeds and other contributions from noncontrolling interests in subsidiaries	531	347	29
Proceeds from issuance of common stock	16	—	2
Proceeds from issuance of long-term debt	1,777	3,165	6,224
Payments for term loan for funded letter of credit facility	—	—	(1,300)
Decrease in restricted cash supporting funded letter of credit facility	—	—	1,300
Payment of debt issuance and hedging costs	(50)	(35)	(207)
Payments for short and long-term debt	(935)	(1,260)	(5,493)
Net Cash Provided by Financing Activities	1,427	2,099	33
Effect of exchange rate changes on cash and cash equivalents	(2)	(4)	2
Net Increase/(Decrease) in Cash and Cash Equivalents	167	982	(1,846)
Cash and Cash Equivalents at Beginning of Period	2,087	1,105	2,951
Cash and Cash Equivalents at End of Period	$2,254	$2,087	$1,105
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Noncon- trolling Interest	Total Stockholders' Equity
	(In millions)
Balances at December 31, 2010	$—	$3	$5,323	$3,800	$(1,503)	$432	$17	$8,072
Net income				197			—	197
Other comprehensive income						(358)		(358)
Equity-based compensation			28					28
Purchase of treasury stock					(430)			(430)
Preferred stock dividends				(9)				(9)
ESPP share purchases			(5)	(1)	9			3
NINA deconsolidation							(17)	(17)
Ivanpah contribution							183	183
Balances at December 31, 2011	$—	$3	$5,346	$3,987	$(1,924)	$74	$183	$7,669
Net income				295			20	315
Other comprehensive loss						(224)		(224)
Issuance of shares for acquisition of GenOn		1	2,176					2,177
Equity-based compensation			34					34
Preferred stock dividends				(9)				(9)
Common stock dividends				(41)				(41)
ESPP share purchases			(1)	(2)	4			1
Sales proceeds and other contributions from noncontrolling interests			32				315	347
Balances at December 31, 2012	$—	$4	$7,587	$4,230	$(1,920)	$(150)	$518	$10,269
Net loss				(386)			34	(352)
Other comprehensive income						155		155
Equity-based compensation			36					36
Purchase of treasury stock					(25)			(25)
Preferred stock dividends				(9)				(9)
Common stock dividends				(145)				(145)
ESPP share purchases				5	3			8
NRG Yield IPO			217				240	457
Sales proceeds and other contributions from noncontrolling interests							75	75
Balances at December 31, 2013	$—	$4	$7,840	$3,695	$(1,942)	$5	$867	$10,469
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business
General
NRG Energy, Inc., or NRG or the Company, is a competitive power and energy company that aspires to be a leader in the way residential, industrial and commercial consumers think about, use, produce and deliver energy and energy services in major competitive power markets in the United States. NRG engages in the ownership and operation of power generation facilities; the trading of energy, capacity and related products; the transacting in and trading of fuel and transportation services and the direct sale of energy, services, and innovative, sustainable products to retail customers. The Company sells retail electric products and services under the name “NRG” and various brands owned by NRG. Finally, NRG aspires to be a clean energy leader and is focused on the deployment and commercialization of potentially transformative technologies, like electric vehicles, Distributed Solar and smart meter/home automation technology that collectively have the potential to fundamentally change the nature of the power industry, including a substantial change in the role of the national electric transmission grid and distribution system.
NRG's domestic generation facilities consist of intermittent, baseload, intermediate, and peaking power generation facilities. The following table summarizes NRG's global generation portfolio by operating segment, which includes 88 fossil fuel and nuclear plants, eleven Utility Scale Solar facilities and four wind farms, as well as Distributed Solar facilities. Also included is one Utility Scale Solar facility and additional Distributed Solar facilities currently under construction. All Utility Scale Solar and Distributed Solar facilities are described in megawatts on an alternating current basis. MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units:

	Fossil Fuel, Nuclear, and Renewable
	(In MW)
Generation Type	Texas	East	South Central	West	Alternative Energy	NRG Yield	Total Domestic	Other (Inter-national)	Total Global
Natural gas	5,917	7,651	3,817	6,779	—	843	25,007	—	25,007
Coal	4,193	6,879	1,496	—	—	—	12,568	605	13,173
Oil(a)	—	5,531	—	—	—	190	5,721	—	5,721
Nuclear	1,176	—	—	—	—	—	1,176	—	1,176
Wind	—	—	—	—	347	101	448	—	448
Utility Scale Solar	—	—	—	—	836	303	1,139	—	1,139
Distributed Solar	—	—	—	—	37	10	47	—	47
Total generation capacity	11,286	20,061	5,313	6,779	1,220	1,447	46,106	605	46,711
Capacity attributable to noncontrolling interest	—	—	—	—	(331)	(499)	(830)	—	(830)
Total net generation capacity	11,286	20,061	5,313	6,779	889	948	45,276	605	45,881
Under Construction
Utility Scale Solar	—	—	—	—	26	—	26	—	26
Distributed Solar	—	—	—	—	6	—	6	—	6
Total under construction	—	—	—	—	32	—	32	—	32
(a) The NRG Yield operating segment consists of two dual-fuel (natural gas and oil) simple-cycle generation facilities.
In addition, the Company's thermal assets provide steam and chilled water capacity of approximately 1,374 MWt through its district energy business, 28 MWt of which is available under the right-to-use provision of the Chilled Water Service Agreement at NRG Energy Center Phoenix, AZ.
NRG sells power from its generation portfolio, offers capacity or similar products to retail electric providers and others, and provides ancillary services to support system reliability.
The Retail Business provides energy and related services to residential, commercial and institutional customers primarily located in Texas and selected Northeast markets. Products and services range from system power to home services, to bundled products which combine system power with protection products, energy efficiency and renewable energy solutions. Based on metered locations, as of December 31, 2013, NRG's Retail Business served approximately 2.3 million residential, small business, commercial and industrial customers.

NRG was incorporated as a Delaware corporation on May 29, 1992. NRG's common stock is listed on the New York Stock Exchange under the symbol "NRG". The Company's principal executive offices are located at 211 Carnegie Center, Princeton, New Jersey 08540. NRG is dual headquartered, with financial and commercial headquarters in Princeton, New Jersey and operational headquarters in Houston, Texas. NRG's telephone number is (609) 524-4500. The address of the Company's website is www.nrgenergy.com. NRG's recent annual reports, quarterly reports, current reports, and other periodic filings are available free of charge through the Company's website.
Initial Public Offering of NRG Yield, Inc.
The Company formed NRG Yield, Inc. to own and operate a portfolio of contracted generation assets and thermal infrastructure assets that have historically been owned and/or operated by NRG and its subsidiaries. On July 22, 2013, NRG Yield, Inc. closed its initial public offering of 22,511,250 shares of Class A common stock at a price of $22 per share. Net proceeds to NRG Yield, Inc. from the sale of the Class A common stock were approximately $468 million, net of underwriting discounts and commissions of $27 million. The Company retained 42,738,250 shares of Class B common stock of NRG Yield, Inc. As a result, the Company owns a controlling interest in NRG Yield, Inc. and will consolidate this entity for financial reporting purposes. In addition, the Company retained a 65.5% interest in NRG Yield LLC. The initial public offering represented the sale of a 34.5% interest in NRG Yield LLC. NRG Yield LLC's initial assets consisted of three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities, two portfolios of distributed solar facilities that collectively represent 1,324 net MW, and thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,098 net MWt and electric generation capacity of 123 net MW. On December 31, 2013, NRG Yield LLC acquired Energy Systems, as described in Note 3, Business Acquisitions and Dispositions. The following table represents the structure of NRG Yield, Inc. after the initial public offering:

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. The ASC, established by the FASB, is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. In addition, the rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.
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
Asset Impairments
Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded in operating costs and expenses in the statements of operations. Fair values are determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets and present value techniques.
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
For further discussion of these matters, refer to Note 10, Asset Impairments.
Development Activity Expenses and Capitalized Interest
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
Development activity expenses also include selling, general, and administrative expenses associated with the current operations of certain developing businesses including residential solar, electric vehicles, waste-to-energy, carbon capture and other emerging technologies. The revenue associated with these businesses was immaterial for the years ended December 31, 2013, 2012, and 2011. When it is determined that a business will remain an ongoing part of the Company's operations or when operating revenues become material relative to the operating costs of the underlying business, the Company no longer classifies a business as a development activity.
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amount of interest capitalized for the years ended December 31, 2013, 2012, and 2011, was $64 million, $104 million, and $80 million, respectively.

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
Intangible assets determined to have indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that such acquired intangible assets have been determined to have finite lives and should now be amortized over their useful lives. NRG had no intangible assets with indefinite lives recorded as of December 31, 2013.
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
Retail revenues — Gross revenues for energy sales and services to retail customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period end are estimated. Gross revenues also includes energy revenues from resales of purchased power, which were $166 million, $151 million and $186 million for the years ended December 31, 2013, 2012, and 2011, respectively. These revenues represent the sale of excess supply to third parties in the market.
Accrued unbilled revenues are based on estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed. NRG recorded receivables for unbilled revenues of $356 million, $338 million and $318 million as of December 31, 2013, 2012, and 2011, respectively, for retail energy sales and services.

PPAs — Certain of the Company's revenues are currently obtained through PPAs or other contractual arrangements. All of these PPAs are recorded as operating leases in accordance with ASC 840, Leases, or ASC 840. ASC 840 requires minimum lease payments received to be amortized over the term of the lease and contingent rentals are recorded when the achievement of the contingency becomes probable. These leases have no minimum lease payments and all the rent is recorded as contingent rent on an actual basis when the electricity is delivered. The contingent rental income recognized in the years ended December 31, 2013, 2012, and 2011 was $400 million, $130 million, and $27 million, respectively.
Gross Receipts and Sales Taxes
In connection with its Retail Business, the Company records gross receipts taxes on a gross basis in revenues and cost of operations in its consolidated statements of operations. During the years ended December 31, 2013, 2012, and 2011, NRG's revenues and cost of operations included gross receipts taxes of $88 million, $79 million, and $78 million respectively. Additionally, the Retail Business records sales taxes collected from its taxable customers and remitted to the various governmental entities on a net basis, thus, there is no impact on the Company's consolidated statement of operations.
Cost of Energy for Retail Operations
The cost of energy for electricity sales and services to retail customers is based on estimated supply volumes for the applicable reporting period. A portion of the cost of energy ($90 million, $97 million and $87 million as of December 31, 2013, 2012, and 2011, respectively) was accrued and consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities. In estimating supply volumes, the Company considers the effects of historical customer volumes, weather factors and usage by customer class. Transmission and distribution delivery fees are estimated using the same method used for electricity sales and services to retail customers. In addition, ISO fees are estimated based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as cost of operations in the applicable reporting period.
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

Foreign Currency Translation and Transaction Gains and Losses
The local currencies are generally the functional currency of NRG's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted-average rates of exchange for the period. The resulting currency translation adjustments are not included in the Company's statements of operations for the period, but are accumulated and reported as a separate component of stockholders' equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income/(expense) in the Company's statements of operations. For the years ended December 31, 2013, 2012, and 2011, amounts recognized as foreign currency transaction gains (losses) were immaterial. The Company's cumulative translation adjustment balances as of December 31, 2013, 2012, and 2011 were $15 million, $53 million and $72 million, respectively.
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
Pensions and Other Postretirement Benefits
NRG offers pension benefits through a defined benefit pension plan. In addition, the Company provides postretirement health and welfare benefits for certain groups of employees. NRG accounts for pension and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits. NRG recognizes the funded status of the Company's defined benefit plans in the statement of financial position and records an offset for gains and losses as well as all prior service costs that have not been included as part of the Company's net periodic benefit cost to other comprehensive income. The determination of NRG's obligation and expenses for pension benefits is dependent on the selection of certain assumptions. These assumptions determined by management include the discount rate, the expected rate of return on plan assets and the rate of future compensation increases. NRG's actuarial consultants determine assumptions for such items as retirement age. The assumptions used may differ materially from actual results, which may result in a significant impact to the amount of pension obligation or expense recorded by the Company.
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
Marketing and Advertising Costs
The Company expenses its advertising and marketing costs as incurred. The costs of tangible assets used in advertising campaigns are recorded as fixed assets or deferred advertising costs and amortized as advertising costs over the shorter of the useful life of the asset or the advertising campaign. The Company has several long-term sponsorship arrangements. Payments related to these arrangements are deferred and expensed over the term of the arrangement. Marketing and advertising expenses included within selling, general and administrative expense for the years ended December 31, 2013, 2012, and 2011 were $195 million, $197 million, and $127 million respectively.
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
Other - The following accounting standard was issued in 2013 and was adopted January 1, 2014:
•ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss, or NOL, a similar tax loss or tax credit carryforwards rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The Company adopted this standard effective December 31, 2013. The adoption of this standard did not impact the Company's results of operations or cash flows as the unrecognized tax benefits relate to state issues and the Company either has no NOL's or the NOL's are limited for that particular jurisdiction.
Note 3 — Business Acquisitions and Dispositions
2013 Acquisitions
Pending Acquisition — On October 18, 2013, the Company entered into an agreement to acquire substantially all of the assets of Edison Mission Energy, or EME.  EME, through its subsidiaries and affiliates, owns, operates, and leases a portfolio of 8,000 MW consisting of wind energy facilities and coal- and gas-fired generating facilities. On December 17, 2012, EME and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code.  EME was deconsolidated from its parent company, Edison International, for financial statement purposes but not for tax purposes on December 17, 2012.  On May 2, 2013, certain other subsidiaries of EME filed voluntary petitions for relief under the Bankruptcy Code.
The Company expects to pay an aggregate purchase price of $2.6 billion (subject to adjustment), which will consist of 12,671,977 shares of NRG common stock (valued at $350 million based upon the volume-weighted average trading price over the 20 trading days prior to October 18, 2013) with the balance to be paid in cash. The Company expects to fund the net cash portion of the purchase price using a combination of cash on hand, including acquired cash on hand of $1.1 billion, and approximately $700 million in newly-issued corporate debt. The Company also expects to assume debt related to acquired project assets of approximately $1.5 billion, which will be non-recourse to NRG.
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

The acquisition is subject to customary conditions, including approval of the U.S. Bankruptcy Court for the Northern District of Illinois and required regulatory approvals, and is expected to close by the end of the first quarter of 2014.  Under certain circumstances, including if EME enters into an alternative transaction, NRG will receive a cash fee of $65 million plus expense reimbursement.  There are no assurances that the conditions to the acquisition of EME will be satisfied, that EME will not enter into an alternative transaction, or that the acquisition of EME will be consummated on the terms agreed to, if at all.
Energy Systems — On December 31, 2013, NRG Energy Center Omaha Holdings, LLC, an indirect wholly owned subsidiary of NRG Yield LLC, acquired 100% of Energy Systems Company, or Energy Systems, for approximately $120 million. The acquisition was financed from cash on hand. Energy Systems is an operator of steam and chilled thermal facilities that provides heating and cooling services to nonresidential customers in Omaha, Nebraska. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The purchase price was primarily allocated to property, plant and equipment of $60 million, customer relationships of $59 million, and working capital of $1 million. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired and the amount of goodwill to be recognized are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
The provisional fair values of the intangible assets at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:
•Customer relationships - The customer relationships were valued using a variation of the income approach. Under this approach, the present value of the expected future cash flows resulting from existing customer relationships, considering attrition and charges for contributory assets (such as working capital, fixed assets, and workforce) utilized in the business were estimated and then discounted back at an integrated utility peer group's weighted average cost of capital adjusted to be consistent with the risk inherent in the cash flows. The customer relationships are amortized to depreciation and amortization expense, on a straight-line basis, over 33 years.
Significant considerations in determining fair value measurements as defined in ASC 820 of the assets acquired and liabilities assumed are as follows:
•Property, plant & equipment - The fair value of property, plant and equipment acquired were valued utilizing the cost approach. Under this approach, the fair value approximates the current cost of replacing an asset with another of equivalent economic utility adjusted for functional obsolescence and physical depreciation.
Gregory — On August 7, 2013, NRG Texas Gregory, LLC, a wholly owned subsidiary of NRG, acquired Gregory Power Partners, L.P. for approximately $245 million in cash, net of $32 million cash acquired. Gregory is a cogeneration plant located in Corpus Christi, Texas, which has generation capacity of 388 MW and steam capacity of 160 MWt. The Gregory cogeneration plant provides steam, processed water and a small percentage of its electrical generation to the Corpus Christi Sherwin Alumina plant. The majority of the plant's generation is available for sale in the ERCOT market. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The purchase price was provisionally allocated to property, plant, and equipment of $248 million, current assets of $13 million, and other liabilities of $16 million. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair value of certain net assets acquired are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
Significant considerations in determining fair value measurements as defined in ASC 820 of the assets acquired and liabilities assumed are as follows:
•Property, plant & equipment - The fair value of property, plant and equipment acquired were valued utilizing the cost approach. Under this approach, the fair value approximates the current cost of replacing an asset with another of equivalent economic utility adjusted for functional obsolescence and physical depreciation.

2012 Acquisitions
GenOn Energy, Inc. — On December 14, 2012, NRG acquired GenOn Energy, Inc., or GenOn.  GenOn, a generator of wholesale electricity, has baseload, intermediate and peaking power generation facilities using coal, natural gas and oil, totaling approximately 21,440 MW.  The Company issued, as consideration for the acquisition, 0.1216 shares of NRG common stock for each outstanding share of GenOn, including restricted stock units outstanding, on the acquisition date, except for fractional shares which were paid in cash.  The Company issued approximately 93.9 million shares of NRG common stock, or 29% of total common shares outstanding following the closing of the transaction. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The accounting for the GenOn acquisition was completed on December 13, 2013 at which point the fair values became final. The provisional amounts were subject to revision until the evaluations were completed to the extent that additional information was obtained about the facts and circumstances that existed as of the acquisition date. Any changes made to the fair value assessments affected the gain on bargain purchase.
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as adjustments made through December 13, 2013 to the amounts initially recorded in 2012 due to the ongoing evaluation of initial estimates. The measurement period adjustments were recorded as an adjustment to the gain on bargain purchase and did not have a significant impact on the Company's consolidated cash flows or financial position in any period. The purchase price of $2.2 billion was allocated as follows:

(In millions)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Assets
Cash	$983	$—	$983
Current and non-current assets	1,385	28	1,413
Property, plant and equipment	3,936	(115)	3,821
Derivative assets	1,157	—	1,157
Deferred income taxes	2,265	(58)	2,207
Total assets acquired	$9,726	$(145)	$9,581

Liabilities
Current and non-current liabilities	$1,312	$54	$1,366
Out-of-market contracts and leases	1,064	62	1,126
Derivative liabilities	399	—	399
Long-term debt and capital leases	4,203	3	4,206
Total liabilities assumed	6,978	119	7,097
Net assets acquired	2,748	(264)	2,484
Consideration paid	2,188		2,188
Gain on bargain purchase	$560	$(264)	$296
The measurement period adjustments for property, plant and equipment and out-of market liabilities primarily reflect revisions of various estimates based on additional information available. In addition, measurement period adjustments were recorded for additional environmental reserves resulting from further review and revisions to various estimates. The difference between the historical tax basis of the assets and liabilities over the net amount assigned to the assets and liabilities in acquisition accounting was recorded as a net deferred tax asset. In addition, the deferred tax assets associated with net operating losses and other deferred tax benefits were adjusted to reflect the amount expected to be realized in the post-acquisition period.
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
Solar Acquisitions — During the year ended December 31, 2011, NRG acquired stakes in three Utility Scale Solar facilities for approximately $165 million in cash consideration, as part of the Company's initiative to capture opportunities for future growth in renewables. Subsequent to the acquisition dates in 2011, NRG made capital contributions into these projects of $868 million. In addition, NRG has a commitment to contribute additional amounts into the projects, comprised of $66 million in letters of credit as of December 31, 2013. The Company may increase its letters of credit to replace the restricted cash at its discretion. NRG's minority partners had contributed approximately $413 million of equity subsequent to the acquisition through December 31, 2013 and had additional equity commitments of $64 million as of December 31, 2013. These acquisitions were recorded as business combinations under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date.
The acquisitions of these three solar facilities are further described below:
California Valley Solar Ranch — On September 30, 2011, NRG Solar LLC, a wholly-owned subsidiary of NRG, acquired 100% of the 250 MW California Valley Solar Ranch project, or CVSR, in eastern San Luis Obispo County, California. During the second quarter of 2012, the Company met the conditions necessary to permit loan disbursements under the CVSR Financing Agreement, as discussed in Note 12, Debt and Capital Leases. Operations commenced on the first 22 MW phase in September 2012 and 105 MWs for Phases 2 and 4 in December 2012. For the completion of the final phase, 21 MWs commenced operation in the third quarter of 2013 and 102 MWs commenced operation in October 2013. Power generated from CVSR is sold to PG&E under a 25 year PPA.
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
Ivanpah — On April 5, 2011, NRG acquired a 50.1% stake in the 378 MW Ivanpah Solar Electric Generation System, or Ivanpah, from BrightSource Energy, Inc., or BSE. BSE maintained a 21.8% interest in Ivanpah and the remaining 28.1% was acquired by a wholly-owned subsidiary of Google. Ivanpah is composed of three separate facilities - Ivanpah 1 (126 MW), Ivanpah 2 (133 MW), and Ivanpah 3 (133 MW). Ivanpah achieved operations as of December 31, 2013. Power generated from Ivanpah is sold to Southern California Edison and Pacific Gas and Electric, under multiple 20 to 25 year PPAs.
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
The estimated carrying values and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets
Notes receivable (a)	$99	$99	$88	$88
Liabilities
Long-term debt, including current portion	16,804	17,222	15,866	16,492
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non publicly-traded long-term debt, and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy.
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
The following tables present assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2013
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$16	$16
Available-for-sale securities	2	—	—	2
Other (a)	37	—	10	47
Nuclear trust fund investments:
Cash and cash equivalents	26	—	—	26
U.S. government and federal agency obligations	40	5	—	45
Federal agency mortgage-backed securities	—	62	—	62
Commercial mortgage-backed securities	—	14	—	14
Corporate debt securities	—	70	—	70
Equity securities	276	—	56	332
Foreign government fixed income securities	—	2	—	2
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	346	1,126	147	1,619
Interest rate contracts	—	20	—	20
Total assets	$728	$1,299	$229	$2,256
Derivative liabilities:
Commodity contracts	$216	$831	$134	$1,181
Interest rate contracts	—	69	—	69
Total liabilities	$216	$900	$134	$1,250

(a)
Consists primarily of mutual funds held in a Rabbi Trust for non-qualified deferred compensation plans for some key and highly compensated employees and a total return swap that does not meet the definition of a derivative.

	As of December 31, 2012
	Fair Value
	Level 1	Level 2	Level 3	Total
	(In millions)
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$12	$12
Other (a)	22	—	—	22
Nuclear trust fund investments:
Cash and cash equivalents	10	—	—	10
U.S. government and federal agency obligations	33	—	—	33
Federal agency mortgage-backed securities	—	59	—	59
Commercial mortgage-backed securities	—	9	—	9
Corporate debt securities	—	80	—	80
Equity securities	233	—	47	280
Foreign government fixed income securities	—	2	—	2
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	1,457	1,711	135	3,303
Interest rate contracts	—	3	—	3
Total assets	$1,756	$1,864	$194	$3,814
Derivative liabilities:
Commodity contracts	$1,144	$1,047	$147	$2,338
Interest rate contracts	—	143	—	143
Total liabilities	$1,144	$1,190	$147	$2,481

(a)	Consists primarily of mutual funds held in a Rabbi Trust for non-qualified deferred compensation plans for some key and highly compensated employees.
There have been no transfers during the year ended December 31, 2013, between Levels 1 and 2. The following tables reconcile, for the years ended December 31, 2013, and 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	For the Year Ended December 31, 2013
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Other	Trust Fund Investments	Derivatives (a)	Total
	(In millions)
Beginning balance as of January 1, 2013	$12	$—	$47	$(12)	$47
Total gains and losses (realized/unrealized):
Included in OCI	4	—	—	—	4
Included in earnings	—	—	—	(12)	(12)
Included in nuclear decommissioning obligations	—	—	10	—	10
Purchases	—	10	2	4	16
Sales	—	—	(3)	—	(3)
Transfers into Level 3 (b)	—	—	—	6	6
Transfers out of Level 3 (b)	—	—	—	27	27
Ending balance as of December 31, 2013	$16	$10	$56	$13	$95
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2013	$—	$—	$—	$1	$1

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes, and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	For the Year Ended December 31, 2012
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Trust Fund Investments	Derivatives (a)	Total
	(In millions)
Beginning balance as of January 1, 2012	$7	$42	$8	$57
Total gains and losses (realized/unrealized):
Included in OCI	5	—	—	5
Included in earnings	—	—	(13)	(13)
Included in nuclear decommissioning obligations	—	5	—	5
Purchases	—	—	8	8
Contracts acquired in GenOn acquisition	—	—	18	18
Transfers into Level 3 (b)	—	—	(33)	(33)
Transfer out of Level 3 (b)	—	—	—	—
Ending balance as of December 31, 2012	$12	$47	$(12)	$47
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2012	$—	$—	$(3)	$(3)

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes, and are valued as of the end of the reporting period. All transfers in/out are with Level 2.
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

Derivative fair value measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company's prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company's derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Company believes such price quotes are executable. The Company does not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 9% of derivative assets and 11% of derivative liabilities. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. To the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. The credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of December 31, 2013, the credit reserve resulted in a $1 million decrease in fair value which is reflected as a $1 million loss in operating revenue and cost of operations.
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2013, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
Under the guidance of ASC 815, entities may choose to offset cash collateral paid or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Company has chosen not to offset positions as defined in ASC 815. As of December 31, 2013, the Company recorded $276 million of cash collateral paid and $63 million of cash collateral received on its balance sheet.
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

As of December 31, 2013, counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $813 million and NRG held collateral (cash and letters of credit) against those positions of $5 million, resulting in a net exposure of $808 million. Approximately 87% of the Company's exposure before collateral is expected to roll off by the end of 2015. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (% of Total)
Financial institutions	52%
Utilities, energy merchants, marketers and other	29
Coal and emissions	1
ISOs	18
Total	100%

Category	Net Exposure (a) (% of Total)
Investment grade	94%
Non-Rated	6
Total	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.
NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $349 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, South Central load obligations, solar PPAs, and a coal supply agreement. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2013, aggregate credit risk exposure managed by NRG to these counterparties was approximately $2.3 billion, including $797 million related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which NRG is unable to predict. In the case of the coal supply agreement, NRG holds a lien against the underlying asset which significantly reduces the risk of loss.
Retail Customer Credit Risk
NRG is exposed to retail credit risk through the Company's retail electricity providers, which serve C&I customers and the Mass market. Retail credit risk results when a customer fails to pay for services rendered. The losses may result from both nonpayment of customer accounts receivable and the loss of in-the-money forward value. NRG manages retail credit risk through the use of established credit policies that include monitoring of the portfolio and the use of credit mitigation measures such as deposits or prepayment arrangements.
As of December 31, 2013, the Company's retail customer credit exposure to C&I customers was diversified across many customers and various industries, as well as government entities.
NRG is also exposed to retail customer credit risk relating to its Mass customers, which may result in a write-off of bad debt. The Company's bad debt expense was $67 million and $45 million for the years ending December 31, 2013 and 2012, respectively. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.

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

As of December 31, 2013, NRG's derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging NRG's generation assets' forecasted output or NRG's retail load obligations through 2019.

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of NRG's generation assets through 2017.

•	Cash flow hedge energy-related derivative financial instruments extending through December 2015.
Also, as of December 31, 2013, NRG had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Load-following forward electric sale contracts extending through 2026;

•	Power Tolling contracts through 2038;

•	Coal purchase contract through 2020;

•	Power transmission contracts through 2015;

•	Natural gas transportation contracts and storage agreements through 2028; and

•	Coal transportation contracts through 2020.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable and fixed rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of December 31, 2013, NRG had interest rate derivative instruments on non-recourse debt extending through 2030, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2013 and 2012. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
Commodity	Units	December 31, 2013	December 31, 2012
		(In millions)
Emissions	Short Ton	—	(1)
Coal	Short Ton	51	37
Natural Gas	MMBtu	(166)	(413)
Oil	Barrel	1	1
Power	MWh	(27)	(14)
Interest	Dollars	$1,444	$2,612
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

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$—	$—	$35	$29
Interest rate contracts long-term	14	3	29	96
Commodity contracts current	—	—	1	3
Commodity contracts long-term	—	—	1	1
Total Derivatives Designated as Cash Flow or Fair Value Hedges	14	3	66	129
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	—	—	4	7
Interest rate contracts long-term	6	—	1	11
Commodity contracts current	1,328	2,644	1,015	1,942
Commodity contracts long-term	291	659	164	392
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	1,625	3,303	1,184	2,352
Total Derivatives	$1,639	$3,306	$1,250	$2,481
The Company has elected to present derivative assets and liabilities on the balance sheet on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. In addition, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. The following table summarizes the offsetting derivatives by counterparty master agreement level and collateral received or paid:

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2013	(in millions)
Commodity contracts:
Derivative assets	$1,619	$(1,032)	$(62)	$525
Derivative liabilities	(1,181)	1,032	18	(131)
Total commodity contracts	438	—	(44)	394
Interest rate contracts:
Derivative assets	20	(12)	—	8
Derivative liabilities	(69)	12	—	(57)
Total interest rate contracts	(49)	—	—	(49)
Total derivative instruments	$389	$—	$(44)	$345

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2012	(in millions)
Commodity contracts:
Derivative assets	$3,303	$(2,024)	$(374)	$905
Derivative liabilities	(2,338)	2,024	28	(286)
Total commodity contracts	965	—	(346)	619
Interest rate contracts:
Derivative assets	3	—	—	3
Derivative liabilities	(143)	—	—	(143)
Total interest rate contracts	(140)	—	—	(140)
Total derivative instruments	$825	$—	$(346)	$479
Accumulated Other Comprehensive Income
The following tables summarize the effects on NRG's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Year Ended December 31, 2013
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2012	$41	$(72)	$(31)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(51)	20	(31)
Mark-to-market of cash flow hedge accounting contracts	9	30	39
Accumulated OCI balance at December 31, 2013, net of $14 tax	(1)	(22)	(23)
Losses expected to be realized from OCI during the next 12 months, net of $8 tax	$(1)	$(14)	$(15)
There were no gains or losses recognized in income from the ineffective portion of cash flow hedges for the year ended December 31, 2013.

	Year Ended December 31, 2012
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2011	$188	$(56)	$132
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(144)	23	(121)
Mark-to-market of cash flow hedge accounting contracts	(3)	(39)	(42)
Accumulated OCI balance at December 31, 2012, net of $7 tax	$41	$(72)	$(31)
Losses recognized in income from the ineffective portion of cash flow hedges	$(51)	$—	$(51)

	Year Ended December 31, 2011
	Energy Commodities	Interest Rate Contracts	Total
	(In millions)
Accumulated OCI balance at December 31, 2010	$488	$(47)	$441
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(374)	12	(362)
Mark-to-market of cash flow hedge accounting contracts	74	(21)	53
Accumulated OCI balance at December 31, 2011, net of $87 tax	$188	$(56)	$132
Gains recognized in income from the ineffective portion of cash flow hedges	$28	$3	$31
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

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(105)	$(247)	$54
Reversal of (gain)/loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	(357)	20	107
Net unrealized gains/(losses) on open positions related to economic hedges	177	10	(33)
(Losses)/gains on ineffectiveness associated with open positions treated as cash flow hedges	—	(51)	28
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(285)	(268)	156
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(50)	(60)	21
Net unrealized gains on open positions related to trading activity	7	46	42
Total unrealized mark-to-market (losses)/gains for trading activity	(43)	(14)	63
Total unrealized (losses)/gains	$(328)	$(282)	$219

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Unrealized (losses)/gains included in operating revenues	$(621)	$(464)	$388
Unrealized gains/(losses) included in cost of operations	293	182	(169)
Total impact to statement of operations — energy commodities	$(328)	$(282)	$219
Total impact to statement of operations — interest rate contracts	$15	$(8)	$2

The reversal of gain or loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions were valued based upon the forward prices on the acquisition dates. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the year ended December 31, 2013, the $177 million gain from economic hedge positions was primarily the result of an increase in value of forward sales of natural gas and electricity due to a decrease in forward power and gas prices and an increase in value of forward purchases of coal due to an increase in forward coal prices.
As of June 30, 2013, NRG had interest rate swaps designated as cash flow hedges on the CVSR solar project. The notional amount on the swaps exceeded the actual debt draws on the project. As such, NRG discontinued cash flow hedge accounting for these contracts and $5 million of loss previously deferred in OCI was recognized in earnings for the year ended December 31, 2013.
For the year ended December 31, 2012, the $10 million gain from economic hedge positions was the result of an increase in value of forward sales of natural gas and electricity due to a decrease in forward power and gas prices offset by a decrease in value of forward purchases of coal due to a decrease in forward coal prices.
As of June 30, 2012 NRG had interest rate swaps designated as cash flow hedges on the Alpine solar project. The notional amount of the swaps exceeded the actual debt draws on the project. As such, NRG discontinued cash flow hedge accounting for these contracts and $4 million of loss previously deferred in OCI was recognized in earnings for the year ended December 31, 2012.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2013, was $85 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2013, was $15 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, of approximately $34 million as of December 31, 2013.
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

	As of December 31, 2013				As of December 31, 2012
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)	Fair Value	Unrealized Gains (a)	Weighted- average maturities (in years)
Cash and cash equivalents	$26	$—	$—	—	$10	$—	—
U.S. government and federal agency obligations	45	1	1	9	33	2	10
Federal agency mortgage-backed securities	62	1	1	24	59	2	23
Commercial mortgage-backed securities	14	—	—	29	9	—	30
Corporate debt securities	70	1	1	9	80	4	11
Equity securities	332	204	—	—	280	143	—
Foreign government fixed income securities	2	—	—	9	2	—	6
Total	$551	$207	$3		$473	$151
(a) There are no unrealized losses as of December 31, 2012.
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Realized gains	$25	$12	$4
Realized losses	(8)	(7)	(3)
Proceeds from sale of securities	488	399	385

Note 7 — Inventory
Inventory consisted of:

	As of December 31,
	2013	2012
	(In millions)
Fuel oil	$259	$181
Coal/Lignite	290	405
Natural gas	15	12
Spare parts	316	301
Other	18	4
Total Inventory	$898	$903
Note 8 — Notes Receivable
Notes receivable primarily consisted of fixed and variable rate notes secured by equity interests in partnerships and joint ventures. NRG's notes receivable and capital leases were as follows:

	As of December 31,
	2013	2012
	(In millions)
Notes receivable — non-affiliates (a)	$97	$82
Notes receivable — affiliate
Avenal Solar Holdings LLC, indefinite maturity date, 4.5% (b)	2	6
Total notes receivable	99	88
Less current maturities(c)	26	9
Total notes receivable — noncurrent	$73	$79

(a)
Primarily relates to Agua Caliente, Alpine, Borrego, El Segundo Energy Center and CVSR's agreements with their respective transmission owners to provide financing for required network upgrades. The notes will be repaid within a five year period following the date each facility reaches commercial operations.

(b)	NRG entered into a long-term $35 million note receivable facility with Avenal Solar Holdings LLC, to fund project liquidity needs in 2011.

(c)	The current portion of notes receivable is recorded in prepayments and other current assets on the consolidated balance sheets.
Note 9 — Property, Plant and Equipment
NRG's major classes of property, plant, and equipment were as follows:

	As of December 31,		Depreciable
	2013	2012	Lives
	(In millions)
Facilities and equipment	$22,087	$19,571	1-40 Years
Land and improvements	801	793
Nuclear fuel	463	414	5 Years
Office furnishings and equipment	298	355	2-10 Years
Construction in progress	2,775	4,428
Total property, plant, and equipment	26,424	25,561
Accumulated depreciation	(6,573)	(5,408)
Net property, plant, and equipment	$19,851	$20,153

Note 10 — Asset Impairments
2013 Impairment Losses
Indian River - Annually during the fourth quarter, the Company revises its views of power and fuel prices including the Company's fundamental view for long term prices in connection with the preparation of its annual budget. Changes to the Company’s views of long term power and fuel prices impacted the Company’s projections of profitability, based on management's estimate of supply and demand within the sub-markets for each plant and the physical and economic characteristics of each plant. The Company's revised views of projected profitability for Indian River resulted in a significant adverse change in the extent to which the assets are expected to be used. As a result, the Company considered this to be an indicator of impairment and performed an impairment test for these assets under ASC 360, Property, Plant and Equipment. The carrying amount of the assets was lower than the future net cash flows expected to be generated by the asset, considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. As a result, the assets are considered to be impaired, and the Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets. The fair value of the assets was determined by factoring in the probability weighting of different courses of action available to the Company and included both an income approach and a market approach. The Company recorded an impairment loss related to Indian River in the fourth quarter of 2013 of $459 million.
Gladstone - During the fourth quarter of 2013, the Company reviewed its 37.5% interest in Gladstone for impairment utilizing the other-than-temporary impairment model under ASC 820, Fair Value Measurements, due to future market expectations as well as discussions with the managing joint venture participants regarding the plant's expected life. In determining fair value, the Company utilized an income approach and considered project specific assumptions for future project operating revenues and costs and expected plant operations. The carrying amount of the Company's equity method investment exceeded the fair value of the investment and the Company concluded that the decline is considered to be other than temporary. As a result, the Company measured the impairment loss as the difference between the carrying amount and fair value of the investment and recorded an impairment loss in the fourth quarter of 2013 of $92 million.
2011 Impairment Losses
Emissions Allowances - Under CSAPR, use of discounted Acid Rain SO2 and CAIR NOx allowances would have been discontinued and replaced with completely distinct allowance programs. Acid Rain allowances would still be required on a 1:1 basis under the Acid Rain Program. During the year ended December 31, 2011, the Company recorded an impairment charge of $160 million on the Company's Acid Rain Program SO2 emission allowances in order to comply with the Acid Rain Program as discussed in Note 24, Environmental Matters.
Nuclear Innovation North America, LLC (NINA) - NINA is majority-owned subsidiary of NRG established to develop, finance and invest in new advanced design nuclear projects in select markets across North America, including the planned South Texas Project Units 3 and 4 Project, or STP 3 & 4. On March 11, 2011, Japan was hit by a devastating earthquake and tsunami which, in turn, triggered a nuclear incident at the Fukushima Daiichi Nuclear Power Station. The nuclear incident in Japan introduced multiple and substantial uncertainties around new nuclear development in the United States and the availability of debt and equity financing to NINA. Consequently, NINA announced, on March 21, 2011, that it was reducing the scope of development at the STP 3 & 4 expansion and suspended indefinitely all detailed engineering work and other pre-construction activities. As a result, NRG announced that, while it will cooperate with and support its current partners and any prospective future partners in attempting to develop STP 3 & 4 successfully, it was withdrawing from further financial participation in NINA's development of STP 3 & 4.
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

Note 11 — Goodwill and Other Intangibles
Goodwill — NRG's goodwill balance was $2.0 billion as of December 31, 2013 and 2012. The Company recorded approximately $1.7 billion of goodwill in connection with the acquisition of Texas Genco in 2006. The Company recorded $144 million of goodwill in connection with the 2010 acquisition of Green Mountain Energy, and $29 million in connection with the 2011 acquisition of Energy Plus. In 2013 and 2012, the Company recorded additional goodwill for several business acquisitions. The Energy Plus acquisition is discussed further in Note 3, Business Acquisitions and Dispositions. As of December 31, 2013, there was no impairment to goodwill. As of December 31, 2013, 2012, and 2011, NRG had approximately $573 million, $609 million, and $594 million, respectively, of goodwill that is deductible for U.S. income tax purposes in future periods.
Intangible Assets — The Company's intangible assets as of December 31, 2013, primarily reflect intangible assets established with the acquisitions of various companies in 2013, 2012, 2011, 2010, 2009, and 2006, and are comprised of the following:

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

•
Customer relationships — These intangibles represent the fair value at the acquisition date of acquired businesses' customer base, primarily for Energy Alternatives, Energy Plus, Reliant Energy, Green Mountain Energy, Energy Systems and Energy Curtailment Specialists. The customer relationships are amortized to depreciation and amortization expense based on the expected discounted future net cash flows by year.

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

The following tables summarize the components of NRG's intangible assets subject to amortization:

			Contracts
Year Ended December 31, 2013	Emission Allowances	Development Rights	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	Other	Total
	(In millions)
January 1, 2013	$793	$24	$54	$72	$859	$640	$88	$318	$68	$2,916
Purchases	76	—	—	—	—	14	—	—	28	118
Acquisition of businesses	—	—	—	—	—	89	—	—	10	99
Usage	—	—	—	—	—	—	—	—	(14)	(14)
Other	2	(5)	—	—	—	—	—	—	1	(2)
December 31, 2013	871	19	54	72	859	743	88	318	93	3,117
Less accumulated amortization	(433)	—	(36)	(61)	(847)	(487)	(12)	(93)	(8)	(1,977)
Net carrying amount	$438	$19	$18	$11	$12	$256	$76	$225	$85	$1,140

			Contracts
Year Ended December 31, 2012	Emission Allowances	Development Rights	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	Other	Total
	(In millions)
January 1, 2012	$783	$24	$54	$72	$859	$634	$88	$318	$39	$2,871
Purchases	18	—	—	—	—	—	—	—	18	36
Acquisition of businesses	53	—	—	—	—	6	—	—	10	69
Usage	—	—	—	—	—	—	—	—	(13)	(13)
Sales	(4)	—	—	—	—	—	—	—	—	(4)
Write-off of fully amortized balances	(56)	—	—	—	—	—	—	—	—	(56)
Other	(1)	—	—	—	—	—	—	—	14	13
December 31, 2012	793	24	54	72	859	640	88	318	68	2,916
Less accumulated amortization(a)	(329)	—	(30)	(59)	(794)	(415)	(4)	(72)	(3)	(1,706)
Net carrying amount	$464	$24	$24	$13	$65	$225	$84	$246	$65	$1,210
(a) Adjusted for write-off of fully amortized emission allowances of $56 million
The following table presents NRG's amortization of intangible assets for each of the past three years:

	Years Ended December 31,
Amortization	2013	2012	2011
	(In millions)
Emission allowances	$104	$50	$66
Energy supply contracts	6	5	4
Fuel contracts	2	2	2
Customer contracts	53	119	185
Customer relationships	72	98	109
Marketing partnerships	8	4	—
Trade names	29	30	22
Other	5	2	—
Total amortization	$279	$310	$388

The following table presents estimated amortization of NRG's intangible assets for each of the next five years:

			Contracts
Year Ended December 31,	Emission Allowances	Development Rights	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	Total
	(In millions)
2014	$77	$1	$6	$2	$1	$61	$15	$21	$184
2015	65	1	6	2	1	45	14	21	155
2016	64	1	6	2	1	31	9	21	135
2017	65	1	—	—	1	21	5	21	114
2018	68	1	—	—	1	10	5	21	106
The following table presents the weighted average remaining amortization period related to NRG's intangible assets purchased in 2013 business acquisitions:

As of December 31, 2013	Customer Relationships
(In years)
Weighted average remaining amortization period	28
Intangible assets held for sale — From time to time, management may authorize the transfer from the Company's emission bank of emission allowances held-for-use to intangible assets held-for-sale. Emission allowances held-for-sale are included in other non current assets on the Company's consolidated balance sheet and are not amortized, but rather expensed as sold. As of December 31, 2013, the value of emission allowances held-for-sale is $24 million and is managed within the Corporate segment. Once transferred to held-for-sale, these emission allowances are prohibited from moving back to held-for-use.
Out-of-market contracts — Due primarily to business acquisitions, NRG acquired certain out-of-market contracts, which are classified as non-current liabilities on NRG's consolidated balance sheet. These include out-of-market lease contracts of $790 million and out-of-market gas transportation and storage contracts of $327 million acquired in the acquisition of GenOn. These out-of-market contracts are amortized to cost of operations. In addition, the power and customer contracts are amortized to revenues, while the energy supply contracts are amortized to cost of operations.
The following table summarizes the estimated amortization related to NRG's out-of-market contracts:

Year Ended December 31,	Power Contracts	Leases	Gas Transportation	Total
	(In millions)
2014	$17	39	$36	$92
2015	17	39	37	93
2016	18	39	42	99
2017	18	39	37	94
2018	19	39	32	90

Note 12 — Debt and Capital Leases
Long-term debt and capital leases consisted of the following:

	As of December 31,
	2013	2012	Interest Rate % (a)
	(In millions except rates)
NRG Recourse Debt:
Senior notes, due 2018	$1,130	$1,200	7.625
Senior notes, due 2019	800	800	7.625
Senior notes, due 2019	602	693	8.500
Senior notes, due 2020	1,062	1,100	8.250
Senior notes, due 2021	1,128	1,128	7.875
Senior notes, due 2023	990	990	6.625
Term loan facility, due 2018	2,002	1,573	L+3.00/L+2.00
Indian River Power LLC, tax exempt bonds, due 2040 and 2045	247	247	5.375 - 6.00
Dunkirk Power LLC, tax exempt bonds, due 2042	59	59	5.875
Fort Bend County, tax-exempt bonds, due 2038 and 2042	67	28	4.750
Subtotal NRG Recourse Debt	8,087	7,818
NRG Non-Recourse Debt:
GenOn senior notes, due 2014	—	617	7.625
GenOn senior notes, due 2017	782	800	7.875
GenOn senior notes, due 2018	780	801	9.500
GenOn senior notes, due 2020	621	631	9.875
GenOn Americas Generation senior notes, due 2021	503	509	8.500
GenOn Americas Generation senior notes, due 2031	435	437	9.125
NRG Marsh Landing term loan, due 2017 and 2023(b)	473	390	L+2.75 - 3.00
CVSR - High Plains Ranch II LLC, due 2014 and 2037(b)	1,104	786	0.611 - 3.579
NRG West Holdings LLC, term loan, due 2023	512	350	L+2.25 - 2.75
Agua Caliente Solar, LLC, due 2037	878	640	2.395 - 3.633
Ivanpah Financing, due 2014 and 2038	1,575	1,437	1.116 - 4.256
South Trent Wind LLC, due 2020	69	72	L+ 2.625
NRG Peaker Finance Co. LLC, bonds, due 2019	154	173	L+1.07
NRG Energy Center Minneapolis LLC, senior secured notes, due 2013, 2017, and 2025(b)	127	137	5.95 - 7.31
NRG Solar Alpine LLC, due 2014 and 2022(b)	221	2	L+2.25 - 2.50
NRG Solar Borrego I LLC, due 2024 and 2038(b)	78	—	L+2.50/5.65
NRG Solar Avra Valley LLC(b)	63	66	L+2.25
TA - High Desert LLC, due 2014, 2023 and 2033	80	—	L+2.50/5.15
NRG Solar Kansas South LLC, due 2014 and 2031	58	—	L+2.00 - 2.625
Other	204	200	various
Subtotal NRG Non-Recourse Debt	8,717	8,048
Subtotal Long Term Debt	16,804	15,866
Capital leases:
Chalk Point capital lease, due 2015	10	14	8.190
Other	3	3	various
Subtotal Capital Leases	13	17
Subtotal	16,817	15,883
Less current maturities	1,050	147
Total long-term debt and capital leases	$15,767	$15,736

(a)
As of December 31, 2013, L+ equals 3 month LIBOR plus x%, with the exception of NRG Solar Alpine LLC cash grant loan and NRG Solar Kansas South LLC and TA - High Desert LLC cash grant bridge loan which are 1 month LIBOR plus x% and NRG Solar Kansas South LLC term loan which is 3 month LIBOR plus x%

(b)	Debt related to projects in NRG Yield

Long-term debt includes the following premiums/(discounts):

	As of December 31,
	2013	2012
	(in millions)
Senior notes, due 2019	$(5)	$(7)
Term loan facility, due 2018 (a)	(5)	(3)
NRG Peaker Finance Co. LLC, bonds, due 2019 (b)	(11)	(15)
GenOn senior notes, due 2014 (c)	—	42
GenOn senior notes, due 2017 (c)	58	75
GenOn senior notes, due 2018 (c)	104	126
GenOn senior notes, due 2020 (c)	71	81
GenOn Americas Generation senior notes, due 2021 (c)	53	59
GenOn Americas Generation senior notes, due 2031 (c)	35	37
Total premium/(discount)	$300	$395

(a)	Discount of $1 million is related to current maturities in 2013 and 2012.

(b)	Discounts of $4 million and $5 million are related to current maturities in 2013 and 2012, respectively.

(c)
Premiums for long-term debt acquired in the GenOn acquisition represent adjustments to record the debt at fair value in connection with the acquisition, as described further in Note 3, Business Acquisitions and Dispositions.

NRG Recourse Debt
Senior Notes
Issuance of 2022 Senior Notes
On January 27, 2014, NRG issued $1.1 billion in aggregate principal amount at par of 6.25% senior notes due 2022. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on July 15, 2014, until the maturity date of July 15, 2022. The proceeds were utilized to redeem the 8.5% and 7.625% 2019 Senior Notes, as described below, and are also expected to be utilized to fund the acquisition of EME.
In connection with the 2022 Senior Notes, NRG entered into a registration payment arrangement. For the first 90-day period immediately following a registration default, additional interest will be paid in an amount equal to 0.25% per annum of the principal amount of 2022 Senior Notes outstanding, as applicable. The amount of interest paid will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration defaults are cured, up to a maximum amount of interest of 1.0% per annum of the principal amount of the 2022 Senior Notes outstanding, as applicable. The additional interest is paid on the next scheduled interest payment date and following the cure of the registration default, the additional interest payment will cease.
Redemption of 8.5% and 7.625% 2019 Senior Notes
On February 10, 2014, the Company redeemed $308 million of its 8.5% 2019 Senior Notes and $91 million of its 7.625% 2019 Senior Notes through a tender offer and call, at an average early redemption percentage of 106.992% and 105.500%, respectively. A $33 million loss on debt extinguishment of the 8.5% and 7.625% Senior Notes was recorded in the first quarter of 2014, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
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

Senior Notes Outstanding
As of December 31, 2013, NRG had six outstanding issuances of senior notes, or Senior Notes, under an Indenture, dated February 2, 2006, or the Indenture, between NRG and Law Debenture Trust Company of New York, as trustee:
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
Senior Credit Facility
On June 4, 2013, NRG amended the Term Loan Facility to (i) obtain additional financing of $450 million, which was issued at a discount of 99.5%; and (ii) adjust the interest rate from LIBOR plus 2.50% to LIBOR plus 2.00%. In addition, the Company redeemed and re-issued $407 million of the Term Loan Facility to new lenders resulting in a $7 million loss on debt extinguishment, recorded during the second quarter 2013, which primarily consisted of the write-off of previously deferred financing costs and unamortized discount. The proceeds from the additional $450 million borrowed were used for general corporate purposes. Debt issuance costs of $23 million and a discount on debt issuance of $4 million will be amortized to interest expense through the maturity date of the Term Loan Facility. Repayments under the Term Loan Facility will consist of 0.25% per quarter, with the remainder due at maturity.
The Company also amended the Revolving Credit Facility to (i) increase the capacity by $211 million to a total of $2.5 billion; (ii) adjust the interest rate to LIBOR plus 2.25%; and (iii) extend the maturity date to July 1, 2018 to coincide with the maturity date of the Term Loan Facility. As a result of the amended Revolving Credit Facility, the Company capitalized debt issuance costs of $4 million, which will be amortized to interest expense through the maturity date of the Revolving Credit Facility. A $3 million loss on debt extinguishment was recorded during the three months ended June 30, 2013 related to the write-off of previously deferred financing costs. As of December 31, 2013, a total of $1.3 billion letters of credit were issued under the Revolving Credit Facility, with $1.2 billion remaining available to be issued. Commitment fees of 0.50% are charged on the unused portion of the Revolving Credit Facility.
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
Interest Rate Swaps — NRG entered into interest rate swaps, which became effective on April 1, 2011, and are intended to hedge the risks associated with floating interest rates. The Company pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value, and NRG receives the monthly equivalent of a floating interest payment based on a 1 month LIBOR calculated on the same notional value. All interest rate swap payments by NRG and its counterparty are made monthly and the LIBOR is determined in advance of each interest period. The total notional amount of the swaps, which matured on February 1, 2013, was $900 million with changes in the fair value through June 30, 2011 recorded in OCI and subsequent changes in the fair value reported in interest expense.
Fort Bend County Tax Exempt Bonds
On May 3, 2012, NRG executed a $54 million tax-exempt bond financing with a maturity date of May 1, 2038, issued by the Fort Bend County Industrial Development Corporation, or the Fort Bend County Tranche A Bonds. The Fort Bend County Tranche A Bonds will be used for the construction of a peaking unit with one or more components of a carbon capture system at the W.A. Parish Generating Station in Thompsons, TX, or W.A. Parish. The bonds initially bore weekly interest based on the SIFMA rate, and were enhanced by a letter of credit under the Company's Revolving Credit Facility covering amounts drawn. On October 18, 2012, NRG fixed the rate on the Fort Bend County Tranche A Bonds at 4.75% payable semiannually, and the letter of credit was canceled and replaced with an NRG guarantee. As of December 31, 2013 the full $54 million was drawn.
On October 18, 2012, NRG executed an additional $73 million tax-exempt bond financing, with a maturity date of November 1, 2042, also issued by the Fort Bend County Industrial Development Corporation, or the Fort Bend County Tranche B Bonds. The Fort Bend County Tranche B Bonds will be used for environmental and maintenance upgrades at W.A. Parish. The bonds were issued at a fixed rate of 4.75% payable semiannually, and are supported by an NRG guarantee. The proceeds drawn through December 31, 2013 were $12 million and the remaining balance will be drawn over time as qualifying expenditures are paid.
NRG Non-Recourse Debt
The following are descriptions of certain indebtedness of NRG's subsidiaries that are outstanding as of December 31, 2013. All of NRG's non-recourse debt is secured by the assets in the respective GenOn subsidiaries and project subsidiaries as further described below. The net assets in the GenOn and project subsidiaries are subject to restrictions, including the ability to transfer assets out of the subsidiaries. As of December 31, 2013, NRG had net assets of $3.2 billion that were deemed restricted for purposes of Rule 4-08(e)(3)(iii) of Regulation S-X.
The indebtedness described below is non-recourse to NRG, unless otherwise noted.
GenOn Senior Notes
Under the GenOn Senior Notes and the related indentures, the GenOn Senior Notes are the sole obligation of GenOn and are not guaranteed by any subsidiary or affiliate of GenOn. The GenOn Senior Notes are senior unsecured obligations of GenOn having no recourse to any subsidiary or affiliate of GenOn. The GenOn Senior Notes restrict the ability of GenOn and its subsidiaries to encumber their assets. The GenOn Senior Notes are subject to acceleration of GenOn's obligations thereunder upon the occurrence of certain events of default, including: (a) default in interest payment for 30 days, (b) default in the payment of principal or premium, if any, (c) failure after 90 days of specified notice to comply with any other agreements in the indenture, (d) certain cross-acceleration events, (e) failure by GenOn or its significant subsidiaries to pay certain final and non-appealable judgments after 90 days and (f) certain events of bankruptcy and insolvency.

Redemption of 2014 GenOn Senior Notes
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
The GenOn Senior Notes due 2014, which had a face value of $575 million, were recorded at their fair value of $618 million on the GenOn acquisition date. The related $43 million premium was being amortized to interest expense until the notes were redeemed in June 2013, as previously discussed.
2018 and 2020 GenOn Senior Notes
The GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At December 31, 2013, GenOn did not meet the consolidated debt ratio component of the restricted payments test and, therefore, the ability of GenOn to make restricted payments, including dividends, loans and advances to NRG, is limited to specified exclusions, including up to $250 million of such restricted payments. As of December 31, 2013, GenOn net assets of $0 billion were deemed restricted for purposes of Rule 4-08(e)(3)(iii) of Regulation S-X.
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
2017 GenOn Senior Notes
Prior to maturity, GenOn may redeem all or a part of the GenOn Senior Notes due 2017 at a redemption price equal to 100% of the notes plus a premium and accrued and unpaid interest. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the following: the present value of 100% of the note, plus interest payments due on the note through maturity, discounted at a Treasury rate plus 0.50% over the principal amount of the note.
The GenOn Senior Notes due 2017, which have a face value of $725 million, were recorded at their fair value of $800 million, on the GenOn acquisition date. The $75 million premium is being amortized to interest expense over the life of the notes.

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
NRG Yield, Inc. Convertible Notes
On February 11, 2014, NRG Yield, Inc. closed on its offering of $300 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019, or the NRG Yield Senior Notes. The initial purchasers exercised their option to purchase up to an additional $45 million in aggregate principal amount of the NRG Yield Senior Notes. NRG Yield, Inc. expects to receive the proceeds in early March. The NRG Yield Senior Notes are convertible, under certain circumstances, into NRG Yield, Inc. common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of NRG Yield Senior Notes. Interest on the NRG Yield Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014. The NRG Yield Senior Notes will mature on February 1, 2019, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding August 1, 2018, the NRG Yield Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
Project Financings
The following are descriptions of certain indebtedness of NRG's project subsidiaries that are outstanding as of December 31, 2013.
Dandan Financing
In December 2013, with respect to the Guam solar project, NRG, through its wholly-owned subsidiary, NRG Solar Dandan LLC, or Dandan, entered into a credit agreement with a bank, or the Dandan Financing Agreement, for a $81 million construction loan that converts to a term loan in September 2014 and a $23 million cash grant loan. The construction loans have interest rates of LIBOR plus an applicable margin of 2.25% or base rate plus 1.25% and the cash grant loans have an interest rate of LIBOR plus an applicable margin of 1.75%. The term loan has an interest rate of LIBOR plus an applicable margin of 2.25%, which escalates 0.25% on the fifth, tenth, and fifteenth anniversary of the term conversion. The term loan, which is secured by all the assets of Dandan, matures on the 18th anniversary of the term conversion and amortizes based upon a predetermined schedule. The Dandan Financing Agreement also includes a letter of credit facility on behalf of Dandan of up to $5 million. Dandan pays an availability fee of 2.25% from the closing date until the 5th anniversary of the term conversion date and 2.50% from the 5th anniversary of the term conversion date on issued letters of credit. As of December 31, 2013, $19 million was outstanding under the term loan, and $5 million in letters of credit in support of the project were issued.
Kansas South Facility
In the second quarter of 2013, the Company, through its wholly owned subsidiary, NRG Solar PV LLC, acquired Kansas South, a 20 MW utility-scale photovoltaic solar facility located in Kings County, California, shortly before commercial operation. In June 2013, NRG recorded $59 million of non-recourse project level debt under the Kansas South Facility which includes a $38 million term loan due 2031 and a $21 million cash grant bridge loan due the earlier of 10 days after receipt of the cash grant or March 2014. The term loan has an interest rate of 3 month LIBOR plus an applicable margin of 2.625% and increases by 0.25% every four years. The cash grant bridge loan has an interest rate of 1 month LIBOR plus an applicable margin of 2.00%. The term loan amortizes on a predetermined schedule and is secured by all of the assets of Kansas South. As of December 31, 2013, $4 million of letters of credit were issued under the Kansas South Facility.

NRG Repowering Holdings LLC Facility
In June 2013, $82 million of letters of credit issued under the NRG Repowering Holdings LLC Facility were returned to the Company. In July 2013, the NRG Repowering Holding LLC Facility was terminated and the Company issued replacement letters of credit under its Revolving Credit Facility.
Marsh Landing Credit Agreement
In October 2010, Marsh Landing entered into a credit agreement for up to approximately $650 million of commitments to provide construction and permanent financing for the Marsh Landing generating facility. The credit facility consisted of a $155 million tranche A senior secured term loan facility, due 2017, a $345 million tranche B senior secured term loan facility, due 2023, a $50 million senior secured letter of credit facility to support debt service reserve requirements and a $100 million senior secured letter of credit facility to support collateral requirements under its PPA with PG&E. In May 2013, Marsh Landing met the conditions under the credit agreement to convert the construction loan for the facility to a term loan, which will amortize on a predetermined basis. Prior to term conversion, the Company drew the remaining funds available under the facility in order to pay costs due for construction. The Company issued a $24 million letter of credit under the facility in support of its debt service requirements. As of December 31, 2013, Marsh Landing had $473 million outstanding.
Avra Valley Financing
On August 30, 2012, NRG, through its subsidiary, NRG Solar Avra Valley LLC, or Avra Valley, entered into a credit agreement with a bank, or the Avra Valley Financing Agreement, for a $66 million construction loan that converted to a term loan in January 2013 and an $8 million cash grant loan. Both the construction and cash grant loans have interest rates of LIBOR plus an applicable margin of 2.25%. The term loan has an interest rate of LIBOR plus an applicable margin of 2.25%, which escalates 0.25% on the fifth, tenth, and fifteenth anniversary of the term conversion. The term loan, which is secured by all the assets of Avra Valley, matures on the 18th anniversary of the term conversion and amortizes based upon a predetermined schedule. The cash grant was received and the cash grant loan was repaid in June 2013. The Avra Valley Financing Agreement also includes a letter of credit facility on behalf of Avra Valley of up to $4 million. Avra Valley pays an availability fee of 100% of the applicable margin on issued letters of credit. As of December 31, 2013, $63 million was outstanding under the term loan, and $4 million in letters of credit in support of the project were issued.
Alpine Financing
On March 16, 2012, NRG, through its wholly-owned subsidiary, NRG Solar Alpine LLC, or Alpine, entered into a credit agreement with a group of lenders, or the Alpine Financing Agreement, for a $166 million construction loan, which converted to a term loan in March 2013, and a $68 million cash grant loan. On January 15, 2013 the credit agreement was amended reducing the cash grant loan to $63 million.  The construction loan had an interest rate of LIBOR plus an applicable margin of 2.50% and the cash grant loan has an interest rate of 1 month LIBOR plus an applicable margin of 2.25%. The term loan has an interest rate of LIBOR plus an applicable margin of 2.50%, which escalates 0.25% on the fifth anniversary of the term conversion. The term loan, which is secured by all the assets of Alpine, amortizes based upon a predetermined schedule with final maturity in November 2022. The Alpine Financing Agreement also includes a letter of credit facility on behalf of Alpine of up to $37 million. Alpine pays an availability fee of 100% of the applicable margin on issued letters of credit. As of December 31, 2013, $159 million was outstanding under the term loans, and $37 million in letters of credit in support of the project were issued. In January, 2014, the Company was awarded the full cash grant of $72 million as applied for, relating to the Alpine project, and has received the post-sequestration funds of $66 million, and subsequently repaid the balance of the cash grant loan.
High Desert Facility
In the first quarter of 2013, the Company, through its wholly owned subsidiary, NRG Solar PV LLC, acquired High Desert, a 20 MW utility-scale photovoltaic solar facility located in Lancaster, California, shortly before commercial operation.  As part of the acquisition of High Desert, NRG recorded $82 million of non-recourse project level debt in March 2013 issued under the High Desert Facility which is comprised of $53 million of fixed rate notes due 2033 at an interest rate of 5.15%, $7 million of floating rate notes due 2023, $22 million of bridge notes due the earlier of 10 days after receipt of the cash grant or May 2014 and a revolving facility of $12 million. The floating rate notes have an interest rate of 3 month LIBOR while the bridge notes have an interest rate of 1 month LIBOR plus 2.50%. The revolving facility can be used for cash or for the issuance of up to $9 million in letters of credit. As of December 31, 2013, $9 million of letters of credit were issued under the revolving facility.  The notes amortize on predetermined schedules and are secured by all of the assets of High Desert.

NRG Yield Revolving Credit Facility
In connection with the initial public offering of Class A common stock of NRG Yield, Inc. in July 2013, as further described in Note 1, Nature of Business, NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC, entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. The NRG Yield revolving credit facility can be used for cash or for the issuance of letters of credit. There was no cash drawn or letters of credit issued under the NRG Yield revolving credit facility as of December 31, 2013.
CVSR Financing
On September 30, 2011, NRG acquired CVSR, as discussed in Note 3, Business Acquisitions and Dispositions. In connection with the acquisition, High Plains Ranch II LLC, a wholly-owned subsidiary of NRG, entered into the CVSR Financing Agreement with the FFB, to borrow up to $1.2 billion to finance the costs of constructing this solar facility. The CVSR Financing Agreement, which matures in 2037, is non-recourse to NRG. Funding requests will be submitted to the FFB on a monthly basis and the loans provided by the FFB are guaranteed by the U.S. DOE. Amounts borrowed under the CVSR Financing Agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, and are secured by the assets of CVSR. As of December 31, 2013, $1,104 million was outstanding under the loan.
In January 2014, the U.S. Treasury Department awarded the Company cash grants for the CVSR project of $307 million, or $285 million net of sequestration, which was approximately 75% of the cash grant for which the Company had applied. NRG is evaluating the basis for the award and all of its options with respect to recovering the full amount of the award. Proceeds received in January 2014 were utilized to repay the borrowings due on February 5, 2014.
Under the terms of the CVSR Financing Agreement, on November 17, 2011, CVSR entered into a series of swaptions with a notional value of $686 million, or 80% of the guaranteed term loan amount, in order to hedge the project interest rate risk. These swaptions matured over a series of seven scheduled settlement dates to correspond with the completion dates of the project. As of December 31, 2013, all of the swaptions have expired.
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
As of December 31, 2013, under the West Holdings Credit Agreement, West Holdings borrowed $480 million under the Tranche A Facility, $32 million under the Tranche B Facility, issued a $33 million letter of credit in support of the PPA, and issued a $1 million letter of credit under the working capital facility.
Agua Caliente Financing
On August 5, 2011, NRG acquired Agua Caliente, as discussed in Note 3, Business Acquisitions and Dispositions.  In connection with the acquisition, Agua Caliente Solar LLC, a wholly-owned subsidiary of NRG, entered into the Agua Caliente Financing Agreement with the FFB, to borrow up to $967 million to finance the costs of constructing this solar facility.  The Agua Caliente Financing Agreement, which matures in 2037, is non-recourse to NRG. Funding requests will be submitted to the FFB on a monthly basis and the loans provided by the FFB are guaranteed by the U.S. DOE. Amounts borrowed under the Agua Caliente Financing Agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375%, and are secured by the assets of Agua Caliente.  As of December 31, 2013, $878 million had been drawn under this agreement.

Ivanpah Financing
On April 5, 2011, NRG acquired a majority interest in Ivanpah, as discussed in Note 3, Business Acquisitions and Dispositions. On April 5, 2011, Ivanpah entered into the Ivanpah Credit Agreement with the FFB to borrow up to $1.6 billion to finance the costs of constructing the Ivanpah solar facilities. Each phase of the project is governed by a separate financing agreement and is non-recourse to both the other projects and to NRG. Funding requests are submitted to the FFB on a monthly basis and the loans provided by the FFB are guaranteed by the U.S. DOE.   Amounts borrowed under the Ivanpah Credit Agreement accrue interest at a fixed rate based on U.S. Treasury rates plus a spread of 0.375% and are secured by all the assets of Ivanpah. On February 27, 2014, Solar Partners II received an extension with respect to its borrowings previously due in 2014, which are subsequently due in 2015. Solar Partners II intends to submit an application to the U.S. Department of Treasury for a cash grant; any proceeds received will be utilized to repay the borrowings that mature in 2015.
The following table reflects the borrowings under the Ivanpah Credit Agreement as of December 31, 2013:

	Maximum borrowings available under Ivanpah Credit Agreement	Amounts borrowed	Weighted average interest rate on amounts borrowed
	(In millions, except rates)
Solar Partners I, due June 27, 2014 (a)	$159	$159	1.680%
Solar Partners I, due June 27, 2033	392	371	2.808%
Solar Partners II, due February 27, 2014 (a)	132	132	1.611%
Solar Partners II, due February 27, 2038	387	377	3.132%
Solar Partners VIII, due October 27, 2014 (a)	117	116	1.998%
Solar Partners VIII, due October 27, 2038	440	420	3.097%
	$1,627	$1,575

(a)	The cash portion of the loan is fully drawn; additional amounts will be utilized for capitalized interest.
Peakers
In June 2002, NRG Peaker Finance Company LLC, or Peakers, an indirect wholly-owned subsidiary of NRG, issued $325 million in floating rate bonds due June 2019. Peakers subsequently swapped such floating rate debt for fixed rate debt at an all-in cost of 6.67% per annum. Principal, interest, and swap payments were originally guaranteed by Syncora Guarantee Inc., successor in interest to XL Capital Assurance, through a financial guaranty insurance policy. In 2009, Assured Guaranty Mutual Corp assumed the responsibility as the bond insurer and controlling party. Syncora Guarantee Inc. continues to be the swap insurer. These notes are also secured by, among other things, substantially all of the assets of and membership interests in Bayou Cove Peaking Power LLC, Big Cajun I Peaking Power LLC, NRG Sterlington Power LLC, NRG Rockford LLC, NRG Rockford II LLC, and NRG Rockford Equipment LLC. As of December 31, 2013, $165 million in principal remained outstanding on these bonds. Upon emergence from bankruptcy, NRG issued a $36 million letter of credit to Peakers' collateral agent. The letter of credit may be drawn if the project is unable to meet principal or interest payments. There are no provisions requiring NRG to replenish the letter of credit if it is drawn. On December 10, 2012, the collateral agent drew the remaining $4 million on the letter of credit, and NRG contributed $19 million in equity to Peakers to meet its debt service requirements. On December 10, 2013, NRG contributed an additional $32 million in equity to Peakers to meet its debt service requirements. As of December 31, 2013, nothing remains available for additional letters of credit issuances.
On February 21, 2014, NRG Peaker Finance Company LLC elected to redeem approximately $30 million of the outstanding bonds at a redemption price equal to the principal amount plus a redemption premium, accrued and unpaid interest, and other fees, totaling approximately $35 million in connection with the removal of Bayou Cove Peaking Power LLC from the peaker financing collateral package, which also involved limited commitments for certain repairs on other assets that were funded concurrently with the making of the December 10, 2013 debt service payment. The removal of Bayou Cove Peaking Power LLC from the collateral package provides the Company flexibility on future transactions with respect to this asset.

Interest Rate Swaps — Project Financings
Many of NRG's project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for fixed where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value and will receive quarterly the equivalent of a floating interest payment based on the same notional value. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the LIBOR is determined in advance of each interest period. The following table summarizes the swaps, some of which are forward starting as indicated, related to NRG's project level debt as of December 31, 2013.

Non-Recourse Debt	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2013 (In millions)	Effective Date	Maturity Date
NRG Peaker Finance Co. LLC	100%	6.673%	3-mo. LIBOR + 1.07%	$165	June 18, 2002	June 10, 2019
NRG West Holdings LLC	75%	2.417%	3-mo. LIBOR	405	November 30, 2011	August 31, 2023
South Trent Wind LLC	75%	3.265%	3-mo. LIBOR	51	June 15, 2010	June 14, 2020
South Trent Wind LLC	75%	4.95%	3-mo. LIBOR	21	June 30, 2020	June 14, 2028
NRG Solar Roadrunner LLC	75%	4.313%	3-mo. LIBOR	33	September 30, 2011	December 31, 2029
NRG Solar Alpine LLC	85%	2.744%	3-mo. LIBOR	135	December 31, 2012	December 31, 2029
NRG Solar Avra Valley LLC	90%	2.333%	3-mo. LIBOR	56	November 30, 2012	November 30, 2030
NRG Marsh Landing	75%	3.244%	3-mo. LIBOR	472	June 28, 2013	June 30, 2023
Other	75%	various	various	104	various	various
Consolidated Annual Maturities
Annual payments based on the maturities of NRG's debt, for the years ending after December 31, 2013, are as follows:

(In millions)
2014	$1,045
2015	254
2016	270
2017	1,034
2018	4,035
Thereafter	10,166
Total	$16,804
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
The following table represents the balance of ARO obligations as of December 31, 2013, and 2012, along with the additions, reductions and accretion related to the Company's ARO obligations for the year ended December 31, 2013:

(In millions)
Balance as of December 31, 2012	$646
Revisions in estimates for current obligations	(77)
Additions	29
Spending for current obligations	(5)
Accretion — Expense	19
Accretion — Nuclear decommissioning	17
Balance as of December 31, 2013	$629

Note 14 — Benefit Plans and Other Postretirement Benefits
NRG sponsors and operates defined benefit pension and other postretirement plans. As part of the GenOn acquisition, discussed in Note 3, Business Acquisitions and Dispositions, NRG assumed GenOn's defined benefit pension plans and other postretirement benefit plans, and GenOn's benefit plan obligations were recorded at fair value at the time of the acquisition. NRG expects to contribute $78 million to the Company's pension plans in 2014.
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
As part of the change in control associated with the GenOn acquisition, NRG has decided to terminate/settle the nonqualified legacy GenOn Benefit Restoration Plan and Supplemental Executive Retirement Plan. Final settlement payments totaling $12 million will be paid to remaining participants in the first quarter of 2014.
NRG Defined Benefit Plans
The annual net periodic benefit cost related to NRG's pension and other postretirement benefit plans include the following components:

	Year Ended December 31,
	Pension Benefits
	2013	2012	2011
	(In millions)
Service cost benefits earned	$30	$14	$14
Interest cost on benefit obligation	47	23	21
Expected return on plan assets	(55)	(23)	(21)
Amortization of unrecognized net loss	9	4	—
Curtailment	(1)	—	—
Net periodic benefit cost	$30	$18	$14

	Year Ended December 31,
	Other Postretirement Benefits
	2013	2012	2011
	(In millions)
Service cost benefits earned	$4	$2	$2
Interest cost on benefit obligation	9	6	6
Amortization of unrecognized net loss	—	1	—
Net periodic benefit cost	$13	$9	$8

A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for NRG's plans on a combined basis is as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In millions)
Benefit obligation at January 1	$1,147	$456	$220	$122
Obligations assumed in the GenOn acquisition	—	596	—	87
Service cost	30	14	4	2
Interest cost	47	23	9	6
Plan amendments	5	—	(4)	(1)
Actuarial (gain)/loss	(125)	75	(29)	6
Employee and retiree contributions	—	—	2	1
Benefit payments	(43)	(17)	(11)	(3)
Curtailment	(1)	—	—	—
Benefit obligation at December 31	1,060	1,147	191	220
Fair value of plan assets at January 1	757	308	—	—
Assets acquired in the GenOn acquisition	—	402	—	—
Actual return on plan assets	116	41	—	—
Employee contributions	—	—	2	1
Employer contributions	50	23	9	2
Benefit payments	(43)	(17)	(11)	(3)
Fair value of plan assets at December 31	880	757	—	—
Funded status at December 31 — excess of obligation over assets	$(180)	$(390)	$(191)	$(220)
Amounts recognized in NRG's balance sheets were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In millions)
Current liabilities	$12	$1	$9	$9
Non-current liabilities	166	389	182	211
Amounts recognized in NRG's accumulated OCI that have not yet been recognized as components of net periodic benefit cost were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In millions)
Unrecognized (gain)/loss	$(57)	$140	$(12)	$17
Prior service cost/(credit)	4	(2)	(6)	(2)

Other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In millions)
Unrecognized (gain)/loss	$(188)	$56	$(29)	$7
Amortization of net actuarial gain	(9)	(4)	—	(1)
Prior service credit	5	—	(4)	(1)
Curtailment	1	—	—	—
Total recognized in other comprehensive loss	$(191)	$52	$(33)	$5
Total recognized in net periodic pension cost and other comprehensive income	$(161)	$71	$(20)	$13
The Company's estimated unrecognized gain and unrecognized prior service cost for NRG's pension plan that will be amortized from accumulated OCI to net periodic cost over the next fiscal year is approximately $5 million. The Company's estimated unrecognized gain and unrecognized prior service cost for NRG's postretirement plan that will be amortized from accumulated OCI to net periodic cost over the next fiscal year is $2 million.
The following table presents the balances of significant components of NRG's pension plan:

	As of December 31,
	Pension Benefits
	2013	2012
	(In millions)
Projected benefit obligation	$1,060	$1,147
Accumulated benefit obligation	967	1,024
Fair value of plan assets	880	757
NRG's market-related value of its plan assets is the fair value of the assets. The fair values of the Company's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	—	370	370
Common/collective trust investment — non-U.S. equity	—	212	212
Common/collective trust investment — fixed income	—	296	296
Short-term investment fund	2	—	2
Total	$2	$878	$880

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
U.S. equity investment	$—	$26	$26
Non-U.S. equity investment	24	44	68
Corporate bond investment — fixed income	—	32	32
Common/collective trust investment — U.S. equity	—	290	290
Common/collective trust investment — non-U.S. equity	—	111	111
Common/collective trust investment — fixed income	—	228	228
Short-term investment fund	—	2	2
Total	$24	$733	$757

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
The following table presents the significant assumptions used to calculate NRG's benefit obligations:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions	2013	2012	2013	2012
Discount rate	4.99%	4.16%	5.06%	4.31%
Rate of compensation increase	3.65%	3.57%	N/A	N/A
Health care trend rate	—	—	8.5% grading to 5.5% in 2019	8.0% grading to 5.0% in 2019
The following table presents the significant assumptions used to calculate NRG's benefit expense:

	As of December 31,
	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions	2013	2012	2011	2013	2012	2011
Discount rate	4.16%	4.95%	5.47%	4.31%	5.15%	5.77%
Expected return on plan assets	7.12%	6.96%	7.34%	—	—	—
Rate of compensation increase	3.57%	4.34%	4.4%	—	—	—
Health care trend rate	—	—	—	8.3% grading to 5.3% in 2019	8.0% grading to 5.0% in 2019	8.0% grading to 5.0% in 2019
NRG uses December 31 of each respective year as the measurement date for the Company's pension and other postretirement benefit plans. The Company sets the discount rate assumptions on an annual basis for each of NRG's retirement related benefit plans at their respective measurement date. This rate is determined by NRG's Investment Committee based on information provided by the Company's actuary. The discount rate assumptions reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. The discount rate assumptions used to determine the future pension obligation as of December 31, 2013, 2012 and 2011 were based on the Aon Hewitt AA Above Median, or AAM, yield curve, which was designed by Aon Hewitt to provide a means for corporate plan sponsors to value the liabilities of defined pension benefit and other post retirement benefit plans. The AAM is a hypothetical Aa yield curve represented by a series of annualized individual discount rates from 0.5 to 99 years. Each bond issue is required to have an average rating of AA, when averaging all available ratings by Moody's Investor Services, Standard & Poor's and Fitch.
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
The target allocations of NRG's pension plan assets were as follows for the years ended December 31, 2013 and 2012:

U.S. equity	38.5 - 45.5%
Non-U.S. equity	16.5 - 28%
U.S. fixed income	30 - 45%

Plan assets are currently invested in a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. equities, as well as among growth, value, small and large capitalization stocks.
NRG's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

		Other Postretirement Benefit
	Pension Benefit Payments	Benefit Payments	Medicare Prescription Drug Reimbursements
	(In millions)
2014	$60	$9	$—
2015	53	10	—
2016	58	10	—
2017	59	10	—
2018	63	11	—
2019-2023	362	62	2
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In millions)
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	14	(11)
STP Defined Benefit Plans
NRG has a 44% undivided ownership interest in STP, as discussed further in Note 27, Jointly Owned Plants. STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. For the years ending December 31, 2013 and 2012, NRG reimbursed STPNOC $14 million and $15 million, respectively, towards its defined benefit plans. In 2014, NRG expects to reimburse STPNOC $18 million for its contributions towards the plans.
The Company has recognized the following in its statement of financial position, statement of operations and accumulated OCI related to its 44% interest in STP:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(In millions)
Funded status — STPNOC benefit plans	$(42)	$(76)	$(52)	$(56)
Net periodic benefit costs	11	10	8	8
Other changes in plan assets and benefit obligations recognized in other comprehensive income	(31)	14	(10)	1
Defined Contribution Plans
NRG's employees are also eligible to participate in defined contribution 401(k) plans.  Upon completion of the GenOn acquisition, NRG assumed GenOn's defined contribution 401(k) plans and amended the plan covering the majority of employees with NRG 401(k) plan features, effective January 1, 2013. On July 5, 2013, the GenOn defined contribution 401(k) plans were merged into the NRG 401(k) plan.
The Company's contributions to these plans were as follows:

	Year Ended December 31,
	2013	2012 (a)	2011
	(In millions)
Company contributions to defined contribution plans	$34	$24	$24

(a)	Includes contributions to former GenOn plans for the period of December 15, 2012 to December 31, 2012.

Note 15 — Capital Structure
For the period from December 31, 2010 to December 31, 2013, the Company had 10,000,000 shares of preferred stock authorized, 500,000,000 shares of common stock authorized and 250,000 shares of preferred stock issued and outstanding. The following table reflects the changes in NRG's common shares issued and outstanding for each period presented:

	Common
	Issued	Treasury	Outstanding
Balance as of December 31, 2010	304,006,027	(56,808,672)	247,197,355
Shares issued under ESPP	—	120,127	120,127
Shares issued from LTIP	177,693	—	177,693
Share repurchases	—	(19,975,654)	(19,975,654)
Balance as of December 31, 2011	304,183,720	(76,664,199)	227,519,521
Shares issued under ESPP	—	158,481	158,481
Shares issued under LTIPs	996,262	—	996,262
Shares issued through GenOn acquisition	93,932,634	—	93,932,634
Balance as of December 31, 2012	399,112,616	(76,505,718)	322,606,898
Shares issued under ESPP	—	130,482	130,482
Shares issued under LTIPs	2,014,164	—	2,014,164
Share repurchases	—	(972,292)	(972,292)
Balance as of December 31, 2013	401,126,780	(77,347,528)	323,779,252
Common Stock
The following table summarizes NRG's common stock reserved for the maximum number of shares potentially issuable based on the conversion and redemption features of outstanding equity instruments and the long-term incentive plans as of December 31, 2013:

Equity Instrument	Common Stock Reserve Balance
3.625% Convertible perpetual preferred	16,000,000
Long-term incentive plans	21,121,160
Total	37,121,160
Common stock dividends — NRG paid its first quarterly dividend on the Company's common stock of $0.09 per share, or $0.36 per share on an annualized basis, on August 15, 2012. In 2013, the Company increased its annual common stock dividend by 33% to $0.48 per share. The following table lists the dividends paid per common share during 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	$0.09	$0.12	$0.12	$0.12
2012	$—	$—	$0.09	$0.09
On February 17, 2014, NRG paid a quarterly dividend on the Company's common stock of $0.12 per share.
 Employee Stock Purchase Plan — Under the ESPP eligible employees may elect to withhold up to 10% of their eligible compensation to purchase shares of NRG common stock at 85% of its fair market value on the exercise date. An exercise date occurs each June 30 and December 31. As of December 31, 2013, there remained 888,388 shares of treasury stock reserved for issuance under the ESPP, and in the first quarter of 2014, 71,478 shares of common stock were issued to employee accounts from treasury stock.
2013 Capital Allocation Program — The Company was authorized to repurchase $200 million of its common stock in 2013 under the 2013 Capital Allocation Program. During the first quarter, the Company purchased 972,292 shares of NRG common stock for approximately $25 million at an average cost of $25.88 per share. As a result of the proposed acquisition of EME, the Company did not complete the remaining $175 million of share repurchases under the 2013 Capital Allocation Program.

Preferred Stock
3.625% Redeemable Preferred Stock
On August 11, 2005, NRG issued 250,000 shares of 3.625% Convertible Perpetual Preferred Stock, or 3.625% Preferred Stock, which is treated as Redeemable Preferred Stock, to the Credit Suisse Group in a private placement. The 3.625% Preferred Stock amount is located after the liabilities but before the stockholders' equity section on the balance sheet, due to the fact that the preferred shares can be redeemed in cash by the stockholder. The 3.625% Preferred Stock has a liquidation preference of $1,000 per share. Holders of the 3.625% Preferred Stock are entitled to receive, out of legally available funds, cash dividends at the rate of 3.625% per annum, or $36.25 per share per year, payable in cash quarterly in arrears commencing on December 15, 2005.
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
The following table summarizes NRG's equity method investments as of December 31, 2013:

Name	Geographic Area	Economic Interest
Avenal Solar Holdings LLC	United States	50.0%
GenConn Energy LLC	United States	50.0%
Saguaro Power Company	United States	50.0%
Sherbino I Wind Farm LLC	United States	50.0%
Texas Coastal Ventures, LLC	United States	50.0%
Sabine CoGen, LP	United States	50.0%
Sunora Energy Solutions I LLC	United States	50.0%
Gladstone Power Station	Australia	37.5%

	As of December 31,
	2013	2012
	(In millions)
Undistributed earnings from equity investments	$94	$149
Variable Interest Entities
NRG accounts for its interests in certain entities that are considered VIEs under ASC 810, but NRG is not the primary beneficiary, under the equity method.
GenConn Energy LLC — NRG owns a 50% interest in GenConn, a limited liability company formed to construct, own and operate two 190MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. Each of these facilities was constructed pursuant to 30-year cost of service type contracts with the Connecticut Light & Power Company. All four units at the GenConn Devon facility reached commercial operation in 2010 and were released to the ISO-NE by July 2010. In June 2011, the GenConn Middletown facility reached commercial operation and was released to the ISO-NE. The project was funded through equity contributions from the owners and non-recourse, project level debt. As of December 31, 2013, NRG had a $118 million equity investment in GenConn. NRG's maximum exposure to loss is limited to its equity investment.
In April 2009, GenConn secured financing for 50% of the Devon and Middletown project construction costs through a seven-year term loan facility, and also entered into a five-year revolving working capital loan and letter of credit facility, which collectively with the term loan is referred to as the GenConn Facility. The aggregate credit amount secured under the GenConn Facility, which is non-recourse to NRG, is $291 million, including $48 million for the working capital facility. In March 2012, the working capital facility was amended to $35 million. On September 17, 2013, GenConn refinanced its existing project financing facility. The refinanced facility is comprised of a $237 million note with an interest rate of 4.73% and a maturity date of July 2041 and a 5-year, $35 million working capital facility which can be used to issue letters of credit at an interest rate of 1.875%. The refinancing is secured by all of the GenConn assets.
As discussed in Note 21, Related Party Transactions, in 2010 and 2011, NRG earned revenues from construction management agreements with Devon and Middletown and interest income from a note receivable with GenConn.
Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. Sherbino is a 150 MW wind farm, which commenced commercial operations in October 2008. In December 2008, Sherbino entered into a 15-year term loan facility which is non-recourse to NRG. As of December 31, 2013, the outstanding principal balance of the term loan facility was $114 million, and is secured by substantially all of Sherbino's assets and membership interests. NRG's maximum exposure to loss is limited to its equity investment, which was $87 million as of December 31, 2013.
Texas Coastal Ventures, LLC — NRG owns a 50% interest in Texas Coastal Ventures, LLC, or TCV, a joint venture with Hilcorp Energy I, L.P., through its subsidiary Petra Nova LLC. Texas Coastal Ventures was formed by Petra Nova and Hilcorp for the purpose of using carbon dioxide captured from flue gas from certain of NRG's coal-generating power plants in the United States Gulf Coast in an enhanced oil recovery process. TCV is managed by the joint venture participants and operated by Hilcorp. TCV entered into service agreements with Petra Nova LLC, which include a management services agreement for the operation and management of the joint venture's pipeline assets, as well as a CO2 supply agreement having an initial term of twenty years. NRG's maximum exposure to loss is limited to its equity investment, which was $63 million as of December 31, 2013.

Other Equity Investments
Gladstone — Through a joint venture, NRG owns a 37.5% interest in Gladstone, a 1,613 megawatt coal-fueled power generation facility in Queensland, Australia. The power generation facility is managed by the joint venture participants and the facility is operated by NRG. Operating expenses incurred in connection with the operation of the facility are funded by each of the participants in proportion to their ownership interests. Coal is sourced from local mines in Queensland. NRG and the joint venture participants receive their respective share of revenues directly from the off takers in proportion to the ownership interests in the joint venture. Power generated by the facility is primarily sold to an adjacent aluminum smelter, with excess power sold to the Queensland Government owned utility under long term supply contracts. The Company recorded an impairment loss for Gladstone in the fourth quarter of 2013 of $92 million, as described in Note 10, Asset Impairments. NRG's investment in Gladstone was $188 million as of December 31, 2013.
Note 17 — (Loss)/Earnings Per Share
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
Dilutive effect for equity compensation and other equity instruments — The outstanding non-qualified stock options, non-vested restricted stock units, deferred stock units, market stock units and performance units are not considered outstanding for purposes of computing basic (loss)/earnings per share. However, these instruments are included in the denominator for purposes of computing diluted (loss)/earnings per share under the treasury stock method. The if-converted method is used to determine the dilutive effect of embedded derivatives in the Company's 3.625% Preferred Stock.
The reconciliation of NRG's basic (loss)/earnings per share to diluted (loss)/earnings per share is shown in the following table:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Basic (loss)/earnings per share attributable to NRG common stockholders
Net (loss)/income attributable to NRG Energy, Inc.	$(386)	$295	$197
Dividends for preferred shares	9	9	9
(Loss)/Income Available to Common Stockholders	$(395)	$286	$188
Weighted average number of common shares outstanding	323	232	240
(Loss)/Earnings per weighted average common share — basic	$(1.22)	$1.23	$0.78
Diluted (loss)/earnings per share attributable to NRG common stockholders
Weighted average number of common shares outstanding	323	232	240
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	2	1
Total dilutive shares	323	234	241
(Loss)/Earnings per weighted average common share — diluted	$(1.22)	$1.22	$0.78
The following table summarizes NRG's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted (loss)/earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(In millions of shares)
Equity compensation	9	8	7
Embedded derivative of 3.625% redeemable perpetual preferred stock	16	16	16
Total	25	24	23

Note 18 — Segment Reporting
Effective June 2013, the Company's segment structure and its allocation of corporate expenses were updated to reflect how management currently makes financial decisions and allocates resources. The Company has recast data from prior periods to reflect this change in reportable segments to conform to the current year presentation. The Company's businesses are primarily segregated based on the Retail Business, conventional power generation, alternative energy businesses, NRG Yield, and corporate activities.  Within NRG's conventional power generation, there are distinct components with separate operating results and management structures for the following geographical regions: Texas, East, South Central, West and Other, which includes international businesses and maintenance services.  The Company's alternative energy segment includes solar and wind assets (excluding those in the NRG Yield segment), electric vehicle services and the carbon capture business.  NRG Yield includes certain of the Company's contracted generation assets including three natural gas or dual-fired facilities, eight utility-scale solar and wind generation facilities, two portfolios of distributed solar facilities and thermal infrastructure assets. Intersegment sales are accounted for at market.
For the years ended December 31, 2013, 2012, and 2011, there were no customers from whom the Company derived more than 10% of the Company's consolidated revenues.

	Year Ended December 31, 2013
		Conventional Power Generation
	Retail	Texas	East	South Central	West	Other	Alternative Energy	NRG Yield	Corporate	Eliminations	Total
	(In millions)
Operating revenues(a)	$6,241	$2,106	$3,209	$874	$475	$153	$233	$313	$7	$(2,316)	$11,295
Operating expenses	5,535	1,826	2,512	750	318	144	147	134	50	(2,307)	9,109
Depreciation and amortization	142	457	320	98	55	4	108	51	21	—	1,256
Impairment charges	—	—	459	—	—	—	—	—		—	459
Acquisition-related transaction and integration costs	—	—	—	—	—	—	—	—	128	—	128
Operating income/(loss)	564	(177)	(82)	26	102	5	(22)	128	(192)	(9)	343
Equity in earnings/(loss) of unconsolidated affiliates	—	—	—	4	(11)	6	(4)	22	—	(10)	7
Impairment losses on investments	—	—	—	—	—	(99)	—	—	—	—	(99)
Other income, net	—	1	28	1	1	3	2	2	74	(99)	13
Loss on debt extinguishment	—	—	—	—	—	—	—	—	(50)	—	(50)
Interest expense	(2)	(1)	(85)	(18)	(14)	—	(57)	(35)	(735)	99	(848)
Income/(loss) before income taxes	562	(177)	(139)	13	78	(85)	(81)	117	(903)	(19)	(634)
Income tax (benefit)/expense	—	—	—	—	—	(29)	—	8	(261)	—	(282)
Net income/(loss)	$562	$(177)	$(139)	$13	$78	$(56)	$(81)	$109	$(642)	$(19)	$(352)
Less: Net income attributable to noncontrolling interest	$—	$—	$—	$—	$—	$—	$27	$13	$—	$(6)	$34
Net income/(loss) attributable to NRG Energy, Inc.	$562	$(177)	$(139)	$13	$78	$(56)	$(108)	$96	$(642)	$(13)	$(386)

Balance sheet
Equity investments in affiliates	—	—	5	17	(35)	188	150	227	—	(99)	453
Capital expenditures(a)	30	119	181	88	136	15	818	116	73		1,576
Goodwill	260	1,713	—	—	—	—	12	—	—	—	1,985
Total assets	4,717	11,656	8,437	2,431	1,638	468	6,213	2,313	25,290	(29,261)	33,902

(b) Operating revenues include inter-segment sales and net derivative gains and losses of:	$9	$2,058	$87	$16	$4	$64	$23	$—	$7
(a) Includes accruals.

	Year Ended December 31, 2012
		Conventional Power Generation
	Retail	Texas	East(d)	South(d)Central	West(d)	Other	Alternative Energy	NRG Yield	Corporate(d)	Eliminations	Total
	(In millions)
Operating revenues(c)	$5,772	$2,074	$854	$807	$259	$173	$125	$175	$17	$(1,834)	$8,422
Operating expenses	5,065	1,712	754	695	194	161	87	119	47	(1,819)	7,015
Depreciation and amortization	162	458	137	93	12	2	49	25	12	—	950
Acquisition-related transaction and integration costs	—	—	—	—	—	—	—	—	107	—	107
Operating income/(loss)	545	(96)	(37)	19	53	10	(11)	31	(149)	(15)	350
Equity in earnings/(loss) of unconsolidated affiliates	—	—	—	—	7	13	—	19	(2)	—	37
Impairment losses on investments	—	—	—	—	—	—	—	—	(2)	—	(2)
Bargain purchase gain related to GenOn acquisition	—	—	—	—	—	—	—	—	296	—	296
Other income, net	—	2	2	1	1	4	—	1	26	(18)	19
Loss on debt extinguishment	—	—	—	—	—	—	—	—	(51)	—	(51)
Interest expense	(4)	—	(20)	(18)	(2)	(3)	(26)	(28)	(578)	18	(661)
Income/(loss) before income taxes	541	(94)	(55)	2	59	24	(37)	23	(460)	(15)	(12)
Income tax expense/(benefit)	—	—	—	—	—	3	—	10	(340)	—	(327)
Net income/(loss)	541	(94)	(55)	2	59	21	(37)	13	(120)	(15)	315
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—	20		—	—	20
Net income/(loss) attributable to NRG Energy, Inc.	$541	$(94)	$(55)	$2	$59	$21	$(57)	$13	$(120)	$(15)	$295

Balance sheet
Equity investments in affiliates	$—	$—	$7	$19	$27	$322	$163	$220	$10	$(92)	$676
Capital expenditures (e)	19	117	71	36	244	16	2,700	478	12	—	3,693
Goodwill	231	1,713	—	—	—	—	12	—	—	—	1,956
Total assets	$3,122	$10,988	$6,972	$1,935	$1,313	$442	$5,367	$1,964	$28,330	$(25,450)	$34,983

(c) Operating revenues include inter-segment sales and net derivative gains and losses of:	$5	$1,657	$73	$—	$—	$69	$20	$—	$10
(d) Includes GenOn results for the period December 15, 2012 to December 31, 2012.
(e) Includes accruals.

	Year Ended December 31, 2011
		Conventional Power Generation
	Retail(f)(g)	Texas(f)	East(f)	South(f) Central	West(f)	Other(f)	Alternative Energy(f)	NRG Yield(f)	Corporate(f)	Eliminations	Total
		(In millions)
Operating revenues	$5,642	$2,832	$924	$817	$149	$183	$22	$164	$11	$(1,665)	$9,079
Operating expenses	5,113	1,910	859	703	92	178	62	114	30	(1,673)	7,388
Depreciation and amortization	159	463	118	89	10	—	23	22	12	—	896
Impairment losses	—	160	—	—	—	—	—		—	—	160
Operating income/(loss)	370	299	(53)	25	47	5	(63)	28	(31)	8	635
Equity in earnings of unconsolidated affiliates	—	—	—	—	9	9	4	13	—	—	35
Impairment losses on investments	—	—	—	—	—	—	—	—	(495)	—	(495)
Other income, net	—	1	2	2	—	5	3	2	21	(17)	19
Loss on debt extinguishment	—	—	—	—	—	—	—	—	(175)	—	(175)
Interest (expense)/income	(4)	16	(47)	(41)	(2)	(6)	(7)	(19)	(571)	16	(665)
Income/(loss) before income taxes	366	316	(98)	(14)	54	13	(63)	24	(1,251)	7	(646)
Income tax (benefit)/expense	(3)	—	—	—	—	—	—	9	(847)	(2)	(843)
Net income/(loss)	369	316	(98)	(14)	54	13	(63)	15	(404)	9	197

(f) Operating revenues include inter-segment sales and net derivative gains and losses of:	$5	$1,586	$43	$—	$—	$25	$23	$—	$—
(g) Includes Green Mountain Energy results and Energy Plus results for the period October 1, 2011 to December 31, 2011.
Note 19 — Income Taxes
The income tax provision from continuing operations consisted of the following amounts:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except percentages)
Current
U.S. Federal	$—	$—	$(538)
State	11	20	10
Foreign	—	13	16
Total — current	11	33	(512)
Deferred
U.S. Federal	(207)	(326)	(317)
State	(57)	(24)	(5)
Foreign	(29)	(10)	(9)
Total — deferred	(293)	(360)	(331)
Total income tax benefit	$(282)	$(327)	$(843)
Effective tax rate	44.5%	2,725.0%	130.5%

The following represents the domestic and foreign components of loss before income tax benefit:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
U.S.	$(549)	$(41)	$(680)
Foreign	(85)	29	34
Total	$(634)	$(12)	$(646)
A reconciliation of the U.S. federal statutory rate of 35% to NRG's effective rate is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except percentages)
Loss Before Income Taxes	$(634)	$(12)	$(646)
Tax at 35%	(222)	(4)	(226)
State taxes, including change in rate, net of federal benefit	11	1	15
Foreign operations	5	(24)	(3)
Federal and state tax credits	(36)	(158)	(1)
Valuation allowance	(5)	5	(63)
Expiration/utilization of capital losses	10	—	45
Reversal of valuation allowance on expired/utilized capital losses	(10)	—	(45)
Impact of non-taxable equity earnings	(14)	(7)	—
Bargain purchase gain related to GenOn acquisition	—	(104)	—
Foreign earnings	—	—	4
Interest accrued on uncertain tax positions	(3)	2	2
Production tax credit	(14)	(14)	(14)
Reversal of uncertain tax position reserves	(11)	(13)	(561)
Tax expense attributable to consolidated partnerships	8	—	—
Other	(1)	(11)	4
Income tax benefit	$(282)	$(327)	$(843)
Effective income tax rate	44.5%	2,725.0%	130.5%
For the year ended December 31, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to generation of ITCs from the Company's Agua Caliente solar project in Arizona of $36 million and production tax credits, or PTCs, generated from certain Texas wind facilities of $14 million.
For the year ended December 31, 2012, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the generation of ITCs from the Company's Agua Caliente solar project in Arizona of $158 million, a benefit of $104 million resulting from the gain on bargain purchase of GenOn, and PTCs generated from certain Texas wind facilities of $14 million.
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

 The temporary differences, which gave rise to the Company's deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2013	2012
	(In millions)
Deferred tax liabilities:
Emissions allowances	$15	$15
Difference between book and tax basis of property	22	123
Derivatives, net	334	323
Goodwill	191	165
Cumulative translation adjustments	9	19
Intangibles amortization (excluding goodwill)	—	85
Investment in projects	540	52
Other	—	—
Total deferred tax liabilities	1,111	782
Deferred tax assets:
Deferred compensation, pension, accrued vacation and other reserves	203	232
Discount/premium on notes	111	156
Differences between book and tax basis of contracts	285	343
Pension and other postretirement benefits	168	274
Equity compensation	57	57
Bad debt reserve	18	14
U.S. capital loss carryforwards	1	1
U.S. Federal net operating loss carryforwards	1,381	605
Foreign net operating loss carryforwards	77	89
State net operating loss carryforwards	161	89
Foreign capital loss carryforwards	1	1
Deferred financing costs	3	33
Federal and state tax credits	308	258
Federal benefit on state uncertain tax positions	23	18
Intangibles amortization (excluding goodwill)	20	—
Other	23	7
Total deferred tax assets	2,840	2,177
Valuation allowance	(291)	(191)
Total deferred tax assets, net of valuation allowance	2,549	1,986
Net deferred tax asset	$1,438	$1,204
The following table summarizes NRG's net deferred tax position:

	As of December 31,
	2013	2012
	(In millions)
Net deferred tax asset — current	$258	$56
Net deferred tax asset — noncurrent	1,202	1,203
Net deferred tax liability — noncurrent	$(22)	$(55)
Net deferred tax asset	$1,438	$1,204

Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2013, and 2012, NRG recorded a net deferred tax asset of $1.4 billion and $1.2 billion, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in our estimate of future taxable income, we considered the profit before tax generated in recent years. Based on our assessment of positive and negative evidence, including available tax planning strategies, NRG believes that it is more likely than not that a benefit will not be realized on $291 million and $191 million of tax assets as of December 31, 2013 and 2012, respectively, thus a valuation allowance has been recorded. The Company estimates it will need to generate future taxable income of approximately $3.1 billion, to fully realize the net federal deferred tax asset before expiration commencing in 2026.
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
NOL carryforwards — At December 31, 2013, the Company had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $1.4 billion and state of $161 million. In addition, NRG has cumulative foreign NOL carryforwards of $77 million of which $4 million will expire through 2016 and of which $73 million do not have an expiration date.
        Valuation allowance — As of December 31, 2013, the Company's tax effected valuation allowance was $291 million, consisting of $216 million for state deferred tax assets, primarily operating loss carryovers, and $75 million for foreign deferred tax assets, primarily operating loss carryovers for which there is insufficient earnings to support future realization.
Taxes Receivable and Payable
        As of December 31, 2013, NRG recorded a current tax payable of $12 million that represents a tax liability due for domestic state taxes of $11 million, as well as foreign taxes payable of $1 million. NRG has a domestic tax receivable of $551 million, of which $539 million relates to federal cash grants applied for eligible solar energy projects net of sequestration of $42 million; the balance of $12 million is related to federal refunds anticipated from multiple income tax carry-back claims to prior tax years. In addition, a $65 million non-current receivable has been established relating to property tax refunds due to the New York State Empire Zone program generated in years 2010 through 2013.
Uncertain tax benefits
NRG has identified uncertain tax benefits whose after-tax value was $115 million that if recognized, would impact the Company's income tax expense.
As of December 31, 2013, and 2012, NRG has recorded a non-current tax liability of $61 million and $72 million, respectively. As of December 31, 2012 and 2011, the balance primarily related to positions taken on various state returns, including accrued interest.
The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. During the year ended December 31, 2013, the Company recognized a benefit of $5 million in interest and penalties and accrued interest of $2 million. For the year ended December 31, 2012, the Company accrued interest of $3 million. As of December 31, 2013, and 2012, NRG had cumulative interest and penalties related to these uncertain tax benefits of $14 million and $15 million, respectively.
        Tax jurisdictions — NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia.
Prior to the GenOn acquisition in December 2012, the Company was not subject to U.S. federal income tax examinations for years prior to 2007. GenOn is no longer subject to U.S. federal income tax examinations for years prior to 2010. With few exceptions, state and local income tax examinations are no longer open for years before 2007. The Company's significant foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2008.
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

The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2013	2012
	(In millions)
Balance as of January 1	$193	$178
Increase due to current year positions	2	21
Decrease due to current year positions	—	(3)
Increase due to prior year positions	4	13
Decrease due to prior year positions	(40)	(21)
Increase due to acquisitions	—	5
Decrease due to settlements and payments	(44)	—
Uncertain tax benefits as of December 31	$115	$193
Note 20 — Stock-Based Compensation
NRG Energy, Inc. Long-Term Incentive Plan
As of December 31, 2013, and 2012, a total of 22,000,000 shares of NRG common stock were authorized for issuance under the NRG LTIP, subject to adjustments in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, and a combination of shares, merger or similar change in NRG's structure or outstanding shares of common stock. There were 7,238,065 and 7,580,318 shares of common stock remaining available for grants under the NRG LTIP as of December 31, 2013, and 2012, respectively.
GenOn Acquisition
Effective December 14, 2012, in connection with the GenOn acquisition, as discussed in Note 3, Business Acquisitions and Dispositions, NRG assumed the GenOn Energy, Inc. 2010 Omnibus Incentive Plan, and the name was changed to the NRG 2010 Stock Plan for GenOn Employees, or the NRG GenOn LTIP. As of December 31, 2013, 5,558,390 shares of NRG common stock were authorized for issuance under the NRG GenOn LTIP, and there were 1,053,485 shares of common stock remaining available for grants under the NRG GenOn LTIP. In addition, NRG assumed certain other terminated GenOn plans, under which NRG will not grant any further awards. All outstanding awards under the NRG GenOn LTIP and the terminated plans were appropriately adjusted based on the Exchange Ratio, and remain subject to the terms and conditions of the applicable plans prior to the acquisition.
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
Non-Qualified Stock Options
NQSOs granted under the NRG LTIP and the NRG GenOn LTIP typically have three-year graded vesting schedules beginning on the grant date and become exercisable at the end of the requisite service period. NRG recognizes compensation costs for NQSOs over the requisite service period for the entire award. The maximum contractual term is ten years for 2.8 million of NRG's outstanding NQSOs, and six years for the remaining 1.2 million NQSOs. No NQSOs were granted in 2013.

The following table summarizes the Company's NQSO activity and changes during the year:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
	(In whole)
Outstanding at December 31, 2012	6,677,885	$28.85	4	$17
Forfeited	(1,044,902)	27.75
Exercised	(1,656,002)	14.28
Outstanding at December 31, 2013	3,976,981	35.20	2	17
Exercisable at December 31, 2013	3,592,810	31.80	2	13
The following table summarizes the weighted average grant date fair value of options granted, the total intrinsic value of options exercised, and the cash received from the exercises of options:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except for weighted average)
Weighted average grant date fair value per option granted	$—	$—	$8.73
Total intrinsic value of options exercised	19	0.3	0.2
Cash received from options exercised	33	1	2
Restricted Stock Units
As of December 31, 2013, RSUs granted under the Company's LTIPs fully vest three years from the date of issuance. Fair value of the RSUs is based on the closing price of NRG common stock on the date of grant. The following table summarizes the Company's non-vested RSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
	(In whole)
Non-vested at December 31, 2012	2,608,551	$21.28
Granted	617,009	23.37
Forfeited	(322,448)	21.34
Vested	(879,933)	22.64
Non-vested at December 31, 2013	2,023,179	21.22
The total fair value of RSUs vested during the years ended December 31, 2013, 2012, and 2011, was $22 million, $18 million and $2 million, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2013, 2012, and 2011 was $23.37, $17.90, and $22.78, respectively.
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
The following table summarizes the Company's outstanding DSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
	(In whole)
Outstanding at December 31, 2012	697,515	$20.91
Granted	205,667	23.18
Conversions (a)	(524,636)	22.55
Outstanding at December 31, 2013	378,546	19.78
(a) 52,864 Deferred Stock Units were converted to cash for the year ended December 31, 2013.

The aggregate intrinsic values for DSUs outstanding as of December 31, 2013, 2012, and 2011 were approximately $7 million, $15 million, and $8 million respectively. The aggregate intrinsic values for DSUs converted to common stock for the years ended December 31, 2013, 2012, and 2011 were $12 million, $1.4 million and $0.4 million, respectively. The weighted average grant date fair value of DSUs granted during the years ended December 31, 2013, 2012, and 2011 was $23.18, $16.33 and $24.31, respectively.
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
The following table summarizes the Company's non-vested MSU awards and changes during the year:

	Units	Weighted Average Grant-Date Fair Value per Unit
	(in whole)
Non-vested at December 31, 2012	1,003,920	$22.43
Granted	1,066,626	27.46
Vested	(20,000)	26.64
Forfeited	(214,040)	24.16
Non-vested at December 31, 2013	1,836,506	24.72
The weighted average grant date fair value of MSUs granted during the years ended December 31, 2013, 2012 and 2011, was $27.46, $22.11 and $27.59, respectively.
The fair value of MSUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model with respect to the Company's MSUs are summarized below:

	2013	2012
Expected volatility	27.12%-29.11%	29.60%-35.98%
Expected term (in years)	3	3
Risk free rate	0.37%-0.59%	0.29%-0.40%
For the years ended December 31, 2013 and 2012, expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the MSU, which equals the vesting period.
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

The following table summarizes the Company's non-vested PU awards and changes during the year:

	Outstanding Units	Weighted Average Grant-Date Fair Value per Unit
	(In whole)
Non-vested at December 31, 2012	647,200	$21.88
Vested	(36,700)	19.89
Forfeited	(296,200)	23.28
Non-vested at December 31, 2013	314,300	20.80
The weighted average grant date fair value of PUs granted during the year ended December 31, 2011 was $20.80. No PUs were granted in 2013 or 2012.
The fair value of PUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period.
Supplemental Information
The following table summarizes NRG's total compensation expense recognized for the years presented as well as total non-vested compensation costs not yet recognized and the period over which this expense is expected to be recognized as of December 31, 2013, for each of the five types of awards issued under the LTIPs. Minimum tax withholdings of $13 million, $6 million, and $1 million for the years ended December 31, 2013, 2012, and 2011, respectively, are reflected as a reduction to Additional Paid-in Capital on the Company's Consolidated Balance Sheet, and are reflected as operating activities on the Company's Consolidated Statement of Cash Flows.

				Non-vested Compensation Cost
	Compensation Expense			Unrecognized Total Cost	Weighted Average Recognition Period Remaining (In years)
	Year Ended December 31			As of December 31
Award	2013	2012	2011	2013	2013
	(In millions, except weighted average data)
NQSOs	$4	$6	$8	$1	1.1
RSUs	18	21	12	18	1.4
DSUs	2	2	2	—	0
MSUs	14	7	—	28	1.7
PUs	2	4	5	—	0
Total	$40	$40	$27	$47
Tax detriment recognized	$(12)	$8	$1

Note 21 — Related Party Transactions
The following table summarizes NRG's material related party transactions with affiliates that are included in the Company's operating revenues, operating costs and other income and expense:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Revenues from Related Parties Included in Operating Revenues
Gladstone	$6	$7	$7
GenConn (a)	5	6	3
Total	$11	$13	$10
Interest income from Related Parties Included in Other Income and Expense
GenConn (a)	$—	$—	$1
Kraftwerke Schkopau GBR (b)	—	2	4
Total	$—	$2	$5

(a)	The period in 2011 is from January 1, 2011 to June 30, 2011.

(b)	The period in 2012 is from January 1, 2012 to July 17, 2012.
Gladstone — NRG provides services to Gladstone, an equity method investment, under an operations and maintenance agreement. Fees for services under this contract primarily include recovery of NRG's costs of operating the plant as approved in the annual budget, as well as, a base monthly fee.
GenConn — NRG has O&M agreements with GenConn Devon and GenConn Middletown that began in June 2011. Under a construction management agreement with GenConn, NRG had received fees for management, design and construction services. The construction at GenConn was completed in June 2011. In addition, NRG entered into a loan agreement with GenConn during 2009, pursuant to which it received interest income, which was converted into equity during 2011. See further discussion in Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities.
Kraftwerke Schkopau GBR — SEG had a loan agreement with Kraftwerke Schkopau GBR, a partnership between Saale Energie GmbH and E.ON Kraftwerke GmbH, pursuant to which NRG received interest income. On July 17, 2012, the Company completed the sale of its 100% interest in Saale Energie GmbH, as discussed in Note 3, Business Acquisitions and Dispositions.
Conemaugh and Keystone facilities — The Company operates the Conemaugh and Keystone facilities under five-year agreements that expire in December 2015 that, subject to certain provisions and notifications, could be terminated annually with one year's notice. The Company is reimbursed by the other owners for the cost of direct services provided to the Conemaugh and Keystone facilities. Additionally, the Company received fees of $10 million during 2013 and $1 million in 2012 subsequent to the GenOn acquisition. These fees, which are recorded in O&M expense in the consolidated statements of operations, are primarily to cover NRG REMA LLC's administrative support costs of providing these services.

Note 22 — Commitments and Contingencies
Operating Lease Commitments
GenOn Mid-Atlantic Leases
The Company leases a 100% interest in the Dickerson and Morgantown coal generation units and associated property through 2029 and 2034, respectively, through its indirect subsidiary, GenOn MidAtlantic, LLC. The Company accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. As further described in Note 3, Business Acquisitions and Dispositions, in connection with the acquisition of GenOn, the Company recorded the out-of-market value as a liability in out-of-market contracts of $604 million. The liability will be amortized through rent expense on a straight-line basis over the term of the lease. The Company expects to record lease expense, net of amortization of the out-of-market liability, of approximately $44 million per year through the term of the lease.
Future minimum lease commitments under the GenOn Mid-Atlantic operating leases for the years ending after December 31, 2013, are as follows:

Period	(In millions)
2014	$131
2015	110
2016	150
2017	144
2018	105
Thereafter	686
Total	$1,326
REMA Leases
The Company, through its indirect subsidiary, NRG REMA, LLC, leases a 100% interest in the Shawville coal generation facility through 2026 and leases 16.5% and 16.7% interest in the Keystone and Conemaugh coal generation facilities through 2034, and expects to make payments under the lease through 2029. The Company accounts for these leases as operating leases and records lease expense on a straight-line basis over the lease term. As further described in Note 3, Business Acquisitions and Dispositions, in connection with the acquisition of GenOn, the Company recorded the out-of-market value as a liability in out-of-market contracts of $186 million. The liability will be amortized through rent expense on a straight-line basis over the term of the lease. The Company expects to record lease expense, net of amortization of the out-of-market liability, of approximately $33 million per year through the term of the lease.
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
Future minimum lease commitments under the REMA operating leases for the years ending after December 31, 2013, are as follows:

Period	(In millions)
2014	$63
2015	56
2016	61
2017	63
2018	55
Thereafter	400
Total	$698

Other Operating Leases
NRG leases certain Company facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2041. NRG also has certain tolling arrangements to purchase power which qualifies as operating leases. Certain operating lease agreements over their lease term include provisions such as scheduled rent increases, leasehold incentives, and rent concessions. The Company recognizes the effects of these scheduled rent increases, leasehold incentives, and rent concessions on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was$88 million, $67 million, and $81 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Future minimum lease commitments under operating leases for the years ending after December 31, 2013, are as follows:

Period	(In millions)
2014	$79
2015	78
2016	63
2017	41
2018	38
Thereafter	138
Total (a)	$437
(a) Amounts in the table exclude future sublease income of $20 million associated with GenOn's long-term lease for its corporate headquarters in Houston, Texas.
Coal, Gas and Transportation Commitments
NRG has entered into long-term contractual arrangements to procure fuel and transportation services for the Company's generation assets and for the years ended December 31, 2013, 2012, and 2011, the Company purchased $2.8 billion, $1.4 billion, and $1.6 billion, respectively, under such arrangements.
As of December 31, 2013, the Company's commitments under such outstanding agreements are estimated as follows:

Period	(In millions)
2014	$963
2015	272
2016	254
2017	220
2018	136
Thereafter	719
Total	$2,564
Purchased Power Commitments
NRG has purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities and do not qualify as operating leases. These contracts are not included in the consolidated balance sheet as of December 31, 2013. Minimum purchase commitment obligations are as follows as of December 31, 2013:

Period	(In millions)
2014	$24
2015	18
2016	12
2017	10
2018	1
Thereafter	—
Total (a)	$65

(a)	As of December 31, 2013, the maximum remaining term under any individual purchased power contract is five years.

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
First Lien Structure
NRG has granted first liens to certain counterparties on substantially all of the Company's assets, excluding assets acquired in the GenOn acquisition, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of December 31, 2013, the first lien exposure of net out-of-the-money positions to counterparties on hedges was $61 million.
Nuclear Insurance
STP maintains required insurance coverage for liability claims arising from nuclear incidents pursuant to the Price-Anderson Amendment to the Energy Policy Act of 2005, referred to as the Price-Anderson Act. Effective September 30, 2013, the current liability limit per incident was $13.6 billion, subject to change to account for the effects of inflation and the number of licensed reactors. An inflation adjustment must be made at least once every five years with the most recent adjustment effective September 2013. Under the Price-Anderson Act, owners of nuclear power plants in the U.S. are required to purchase primary insurance limits of $375 million for each operating site. In addition, the Price-Anderson Act requires an additional layer of protection through mandatory participation in a retrospective rating plan for power reactors resulting in an additional $13.2 billion in funds available for public liability claims. The current maximum assessment per incident, per reactor, is approximately $127 million, taking into account a 5% adjustment for administrative fees, payable at no more than $19 million per year, per reactor. NRG would be responsible for 44% of the maximum assessment, or $8 million per year, per reactor, and a maximum of $112 million per incident. In addition, the U.S. Congress retains the ability to impose additional financial requirements on the nuclear industry to pay liability claims that exceed $13.6 billion for a single incident. The liabilities of the co-owners of STP with respect to the retrospective premium assessments for nuclear liability insurance are joint and several.
STP purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Limited, or NEIL, an industry mutual insurance company, of which STP is a member. STP has purchased $2.75 billion in limits for nuclear events and $1.5 billion in limits for non-nuclear events, the maximum available from NEIL. The upper $1 billion in limits (excess of the first $1.75 billion in limits) is a single limit blanket policy shared with two Diablo Canyon nuclear reactors, which have no affiliation with the Company. This shared limit is not subject to automatic reinstatement in the event of a loss. The NEIL policy covers both nuclear and non-nuclear property damage events, and includes coverage for six weeks of lost revenue following a property damage event, at a weekly indemnity limit of $4 million, subject to a seventeen week waiting period. NRG also purchased an Accidental Outage policy from NEIL, which provides protection for lost revenue due to an insurable event. This coverage allows for reimbursement up to $1.98 million per week per unit up to a maximum of $215.6 million nuclear and $144 million non-nuclear, and is subject to an eight week waiting period. Under the terms of the NEIL policies, member companies may be assessed up to ten times their annual premium if the NEIL Board of Directors determines their surplus has been depleted due to the payment of property losses at any of the licensed reactors in a single policy year. NEIL requires that its members maintain an investment grade credit rating or insure their annual retrospective obligation by providing a financial guarantee, letter of credit, deposit premium, or an insurance policy. NRG has purchased an insurance policy from NEIL to guarantee the Company's obligation; however this insurance will only respond to retrospective premium adjustments assessed within twenty-four months after the policy term, whereas NEIL's Board of Directors can make such an adjustment up to six years after the policy expires.

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
California Department of Water Resources
This matter concerned, among other contracts and other defendants, CDWR and its wholesale power contract with subsidiaries of WCP (Generation) Holdings, Inc., or WCP. The case originated with a 2002 complaint filed by the State of California alleging that many parties, including WCP subsidiaries, overcharged the State of California. For WCP, the alleged overcharges totaled approximately $940 million for 2001 and 2002. The complaint demanded that FERC abrogate the CDWR contract and sought refunds associated with revenues collected under the contract. In 2003, FERC rejected this complaint, denied rehearing, and the case was appealed to the U.S. Court of Appeals for the Ninth Circuit.
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
This matter was extensively litigated and on March 22, 2012, NRG reached an agreement in principle with the CPUC to settle and resolve this matter, including all related claims, on behalf of NRG and on behalf of Dynegy. The settlement agreement contains three material elements to be fulfilled over a four to six year period, depending upon several factors. First, the settlement agreement includes a $20 million cash payment due 30 days after FERC approval. Second, it includes the construction and operation of a fee-based charging network, to be owned and operated by NRG subsidiary, eVgo, which will consist of at least 200 publicly available fast-charging electric vehicle stations installed at locations across California. Last, it calls for the wiring and associated work required to improve at least 10,000 individual parking spaces to allow for the charging of electric vehicles in at least 1,000 multi-family complexes, worksites, and public interest locations such as community colleges, public universities, and public or non-profit hospitals. Although these improved newly wired parking spaces will continue to be owned by the local property owner, eVgo will have an 18-month exclusive right to obtain customers from these locations starting from the date of each completed installation. The expected $20 million cash payment was accrued and expensed in the statement of operations for the three months ended March 31, 2012. In addition, the Company expects to spend approximately $100 million over the ensuing four to six year period, during which the Company will fulfill the other elements of the settlement, and will capitalize a substantial majority of the costs as property, plant and equipment, representing the costs to construct the charging network and the wiring, which will be productive assets. The Company will expense the costs to operate the assets as incurred. The documented agreement was executed and submitted to FERC on April 27, 2012 for its approval. The settlement agreement was approved by FERC on November 2, 2012. Final settlement payment of $20 million was made on January 16, 2013. Given that there was no challenge to the FERC order approving the settlement in the statutory period, the order became final and non-appealable.

Louisiana Generating, LLC
In 2009, the U.S. DOJ, on behalf of the EPA, and later the Louisiana Department of Environmental Quality, or LDEQ, on behalf of the State of Louisiana, sued Louisiana Generating, LLC, or LaGen, a wholly owned subsidiary of NRG, in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. On March 6, 2013, the court entered a Consent Decree resolving the matter. In addition to imposing a fine of $3.5 million and requiring LaGen to carry out mitigation projects totaling $10.5 million, the Consent Decree requires: (i) specified annual emission caps for NOx and SO2; (ii) installation of selective non-catalytic reduction on Units 1, 2 and 3 by May 1, 2014; (iii) installation of dry sorbent injection on Unit 1 by April 15, 2015 followed by a further reduction in SO2 in March 2025; (iv) conversion of Unit 2 to natural gas; and (v) surrender of any excess allowances associated with the NRG owned portion of the plant. Further discussion of this matter can be found in Note 24, Environmental Matters - South Central Region.
In a related matter, soon after the filing of the above referenced U.S. DOJ lawsuit, LaGen sought insurance coverage from its insurance carrier, Illinois Union Insurance Company, or ILU. ILU denied coverage and refused to provide a defense for LaGen, and thereafter LaGen filed a lawsuit in federal district court in the Middle District of Louisiana (which was consolidated with a prior suit filed by ILU) seeking a declaration that ILU must provide coverage to LaGen for the defense costs incurred in defending the U.S. DOJ lawsuit as well as indemnity costs.  LaGen and ILU both filed motions for summary judgment and on January 30, 2012, the district court issued an order granting LaGen's motion finding that ILU had a duty to defend LaGen. On May 25, 2012, ILU filed a petition with the U.S. Court of Appeals for the Fifth Circuit seeking to appeal the trial court's summary judgment ruling. The Fifth Circuit heard oral argument on March 6, 2013. On May 15, 2013, the Fifth Circuit affirmed the district court's ruling that ILU had a duty to defend LaGen against the U.S. DOJ lawsuit and subsequently denied ILU's petition for rehearing. On October 2, 2013, LaGen filed a motion for summary judgment in the U.S. District Court for the Middle District of Louisiana for recovery of LaGen's fees and costs related to the U.S. DOJ lawsuit, as well as its fees and costs related to the insurance coverage action.
Big Cajun II Alleged Opacity Violations — On September 7, 2012, LaGen received a Consolidated Compliance Order & Notice of Potential Penalty, or CCO&NPP, from the LDEQ.  The CCO&NPP alleges there were opacity exceedance events from the Big Cajun II Power Plant on certain dates during the years 2007-2012.  On October 8, 2012, LaGen filed a Request for Administrative Adjudicatory hearing. LaGen and LDEQ have since reached an agreement to resolve the matter for approximately $47,000. The settlement has been published for public comment, and is subject to approval by the Louisiana Attorney General within 90 days of the notice.
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

Pending Natural Gas Litigation
GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit reversed the decision of the U.S. District Court for the District of Nevada. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for certiorari to the U.S. Supreme Court challenging the Ninth Circuit’s decision. On December 2, 2013, the United States Supreme Court requested the views of the U.S. Solicitor General on the petition for certiorari. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs in the Nevada case filed a petition for certiorari to the U.S. Supreme Court. In June 2013, the U.S. Supreme Court denied the petition for certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
New Source Review Matters
The EPA and various states are investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review.” Since 2000, the EPA has made information requests concerning several of the Company's subsidiaries' plants. The Company continues to correspond with the EPA regarding some of these requests. The EPA agreed to share information relating to its investigations with state environmental agencies. In 2005 and 2006, the Company received an NOV from the EPA alleging that past work at Big Cajun II violated regulations regarding new source review. Further discussion of this matter can be found in Note 24, Environmental Matters - South Central Region. In January 2009, the EPA issued an NOV alleging that past work at the Shawville, Portland and Keystone generating facilities violated regulations regarding new source review. In June 2011, the EPA issued an NOV alleging that past work at the Niles and Avon Lake generating facilities violated regulations regarding new source review. In April 2013, the Connecticut Department of Energy and Environmental Protection issued four NOVs alleging that past work at combustion turbines at three of the Company's Connecticut Jet Power facilities and Middletown facility violated regulations regarding new source review.
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
Cheswick Class Action Complaint
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents. The Company disputes these allegations. Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief. Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the Company's plant. In July 2012, the Company removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted the Company's motion to dismiss, which Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Third Circuit reversed the decision of the District Court. On September 3, 2013, the Company filed a petition for rehearing with the Third Circuit which was subsequently denied. In February 2014, the Company filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Third Circuit Decision. The District Court has stayed further proceedings in the case pending a decision on the petition for writ of certiorari.
Cheswick Monarch Mine NOV
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. This mine has not been mined for many years. The Company uses it for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it will seek a civil penalty of approximately $200,000. The Company contests the allegations in the NOV and has not agreed to such penalty. The Company is currently planning capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.

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
Brandywine Litigation — In April 2010, the MDE filed a complaint against GenOn MidAtlantic and NRG MD Ash Management in the U.S. District Court for the District of Maryland asserting violations at Brandywine of the CWA and Maryland's Water Pollution Control Law. The MDE contended that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland's water quality criteria. The complaint requested that the court, among other things, (i) enjoin further disposal of coal combustion waste at Brandywine, (ii) require the existing open disposal cells to be closed and capped within one year, (iii) impose civil penalties, and (iv) award MDE attorneys' fees. In September 2010, four environmental advocacy groups became intervening parties in the proceeding.
Westland Litigation — In January 2011, the MDE informed GenOn that it intended to sue for alleged violations at Westland of Maryland's water pollution laws, which suit was filed in U.S. District Court for the District of Maryland in December 2012.
Permit Renewals — In March 2011, the MDE tentatively decided to deny NRG MD Ash Management's application for renewal of the water discharge permit for Brandywine, which could have resulted in a significant increase in operating expenses for GenOn Mid Atlantic's Chalk Point and Morgantown generating facilities. The MDE also had indicated that it was planning to deny the Company's applications for renewal of the water discharge permits for Faulkner and Westland. Denial of the renewal of the water discharge permit for the latter facility could have resulted in a significant increase in operating expenses for the Dickerson generating facility.

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
Energy Plus Holdings Purported Class Actions
Energy Plus Holdings was sued in six purported class action lawsuits, two in New York, two in New Jersey, and two in Pennsylvania. On February 28, 2013, Energy Plus Holdings entered into a settlement agreement with plaintiffs to resolve all of the claims in the six pending suits, subject to court approval.  On September 17, 2013, the U.S. District Court for the Southern District of New York entered an order approving the settlement. This settlement became final and nonappealable on October 27, 2013. Energy Plus Holdings continues to cooperate with the Connecticut Office of Attorney General and Office of Consumer Counsel and the State of New York Office of Attorney General to resolve certain issues related to Energy Plus Holdings sales, marketing and business practices.  Energy Plus Holdings and the Connecticut Office of Attorney General and Office of Consumer Counsel have been involved in settlement discussions and their efforts to reach a resolution continue.
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
Huntley Power LLC Subpoena
Huntley Power LLC was served with a subpoena on May 13, 2013 from the U.S. Department of Justice requesting information regarding the plant's use and handling of diesel fuel. The Company cooperated with the U.S Department of Justice inquiry into the issues related to the use and handling of diesel fuel. The U.S. Department of Justice has advised that it is not pursuing information related to this subpoena and has closed its file, thereby ending the matter.
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
Montgomery County Station Power Tax — On December 20, 2013, the Company received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the last three years.  The letter seeks payment in the amount of $14.6 million, which includes tax, interest and penalty.  The Company is disputing the applicability of the tax and GenOn Mid-Atlantic, LLC filed suit against the County in Maryland Tax Court and the Circuit Court for Montgomery County on January 21, 2014. The parties jointly filed on February 25, 2014, to stay the Circuit Court proceeding pending resolution of the Tax Court proceeding.  The Tax Court proceeding is still pending.
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

West Region
California Station Power — On December 18, 2012, in Calpine Corporation v. FERC, the U.S. Court of Appeals for the D.C. Circuit upheld a decision by FERC disclaiming jurisdiction over how the states impose retail station power charges. The CPUC may now establish retail charges for future station power consumption. Due to reservation-of-rights language in the California utilities' state-jurisdictional station power tariffs, the court's ruling arguably requires California generators to pay state-imposed retail charges back to the date of enrollment by the facilities in the CAISO's station power program (February 1, 2009, for the Company's Encina and El Segundo facilities; March 1, 2009, for the Company's Long Beach facility).
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
The EPA released CSAPR on July 7, 2011, which was scheduled to replace CAIR on January 1, 2012. On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating CSAPR and keeping CAIR in place until the EPA can replace it. The EPA petitioned the U.S. Supreme Court seeking review of this decision, which petition was granted. The Supreme Court heard oral argument in the case on December 10, 2013. The Court of Appeals decision was beneficial to the Company as it eliminated an SO2 allowance reduction which was to have occurred before the MATS compliance date. While NRG is unable to predict the final outcome of the ongoing litigation, the Company's investment in pollution controls and cleaner technologies coupled with planned strategic plant retirements leaves the fleet well positioned for compliance.
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
In January 2014, EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In 2014, EPA intends to propose another rule that would require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities.
Environmental Capital Expenditures
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2014 through 2018 required to comply with environmental laws will be approximately $332 million, which includes $120 million for GenOn. These costs are primarily associated with (i) controls to satisfy MATS and the recent NSR settlement at Big Cajun II; (ii) controls to satisfy MATS at W.A. Parish, Limestone and Conemaugh; and (iii) NOx controls for Sayreville and Gilbert. NRG continues to explore cost-effective compliance alternatives to further reduce costs.

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
East Region
The EPA and various states are investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review,” or NSR. In January 2009, GenOn received an NOV from the EPA alleging that past work at Keystone, Portland and Shawville generating facilities violated regulations regarding NSR. In June 2011, GenOn received an NOV from the EPA alleging that past work at Avon Lake and Niles generating stations violated NSR. In December 2007, the NJDEP filed suit alleging that NSR violations occurred at the Portland generating station, which suit was resolved pursuant to a July 2013 Consent Decree. The Shawville and Portland generating units that are the subject of the NOVs are scheduled for retirement soon. The Niles coal generating unit, also subject to the NOV, was retired in 2012. Additionally, in April 2013, the Connecticut Department of Energy and Environmental Protection issued four NOVs alleging that past work at oil-fired combustion turbines at the Torrington Terminal, Franklin, Branford and Middletown violated regulations regarding NSR.
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
In addition, the MDE has announced that it intends to promulgate more stringent regulations regarding NOx emissions, which could negatively affect certain of the Company's coal facilities located in Maryland.
In 2013, each of the RGGI member states finalized a rule that collectively reduced the CO2 emissions cap from 165 million tons to 91 million tons in 2014 with a 2.5% reduction each year from 2015 to 2020. The Company expects earnings at its plants in Massachusetts, New York, and particularly those in Maryland, to be negatively affected. The extent to which the Company would be negatively affected depends on the price of the CO2 emissions allowances, which in turn will be significantly influenced by future natural gas prices, power prices, generation resource mix, dispatch order, and any nuclear plant retirements.
For further discussion of these matters, refer to Note 22, Commitments and Contingencies.
South Central Region
In 2009, the U.S. DOJ, on behalf of the EPA, and later the Louisiana Department of Environmental Quality on behalf of the state of Louisiana, sued LaGen in federal district court in the Middle District of Louisiana alleging violations of the CAA at the Big Cajun II power plant. On March 6, 2013, the court entered a Consent Decree resolving the matter. In addition to a fine of $3.5 million and mitigation projects totaling $10.5 million the Consent Decree includes: (i) annual emission caps for NOx and SO2; (ii) installation of selective non-catalytic reduction on Units 1, 2 and 3 by May 1, 2014; (iii) installation of dry sorbent injection on Unit 1 by April 15, 2015 followed by a further reduction in SO2 in March 2025; (iv) conversion of Unit 2 to natural gas; and (v) surrender of any excess allowances associated with the NRG owned portion of the plant. For further discussion of this matter, refer to Note 22, Commitments and Contingencies.

Note 25 — Cash Flow Information
Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Interest paid, net of amount capitalized	$836	$579	$642
Income taxes (refunded)/paid (a)	(60)	17	26
Non-cash investing and financing activities:
Additions to fixed assets for accrued capital expenditures	405	563	292
Decrease to fixed assets for accrued grants and related tax impact	(681)	(87)	(32)
Decrease to notes receivable for equity conversion	—	—	63
Issuance of shares for GenOn acquisition	—	(2,188)	—
(a) In 2013, the net income taxes refunded are net of $28 million income taxes paid and $87 million income tax refunds. No tax refunds were received in 2012. In 2011, income taxes paid are net of $8 million of income tax refunds received.
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
In accordance with ASC 460, Guarantees, or ASC 460, NRG has estimated that the current fair value for issuing these guarantees was $5.4 million as of December 31, 2013, and the liability in this amount is included in the Company's non-current liabilities.
The following table summarizes the maximum potential exposures that can be estimated for NRG's guarantees, indemnities, and other contingent liabilities by maturity:

	By Remaining Maturity at December 31,
	2013
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2012 Total
	(In millions)
Letters of credit and surety bonds	$1,654	$47	$—	$—	$1,701	$1,594
Asset sales guarantee obligations	—	—	275	—	275	275
Commercial sales arrangements	81	112	23	1,338	1,554	1,579
Other guarantees	78	4	—	469	551	356
Total guarantees	$1,813	$163	$298	$1,807	$4,081	$3,804
Letters of credit and surety bonds — As of December 31, 2013, NRG and its consolidated subsidiaries were contingently obligated for a total of $1.8 billion under letters of credit and surety bonds. Most of these letters of credit and surety bonds are issued in support of the Company's obligations to perform under commodity agreements and in support of equity contribution requirements for solar projects in construction, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.

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
The following table summarizes NRG's proportionate ownership interest in the Company's jointly-owned facilities:

As of December 31, 2013	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
	(In millions unless otherwise stated)
South Texas Project Units 1 and 2, Bay City, TX	44.00%	$2,679	$(1,293)	$19
Big Cajun II Unit 3, New Roads, LA	58.00%	178	(95)	18
Cedar Bayou Unit 4, Baytown, TX	50.00%	215	(49)	—
Keystone, Shelocta, PA	3.70%	92	(35)	1
Conemaugh, New Florence, PA	3.72%	82	(38)	14

Note 28 — Unaudited Quarterly Financial Data
Refer to Note 3, Business Acquisitions and Dispositions, and Note 10, Asset Impairments, for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Summarized unaudited quarterly financial data is as follows:

	Quarter Ended
	2013
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Operating revenues	$2,795	$3,490	$2,930	$2,081
Operating (loss)/income	(205)	527	287	(266)
Net (loss)/income	(283)	$135	130	(334)
Net (loss)/income attributable to NRG Energy, Inc.	$(290)	$116	$122	$(334)
Weighted average number of common shares outstanding — basic	323	323	323	323
Net (loss)/income per weighted average common share — basic	$(0.90)	$0.36	$0.38	$(1.03)
Weighted average number of common shares outstanding — diluted	323	327	327	323
Net (loss)/income per weighted average common share — diluted	$(0.90)	$0.35	$0.37	$(1.03)

	Quarter Ended
	2012
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Operating revenues	$2,063	$2,331	$2,166	$1,862
Operating income/(loss)	37	86	397	(170)
Net income/(loss)	254	8	259	(206)
Net income/(loss) attributable to NRG Energy, Inc.	$252	$(1)	$251	$(207)
Weighted average number of common shares outstanding — basic	247	228	228	228
Net income/(loss) per weighted average common share — basic	$1.02	$(0.01)	$1.09	$(0.92)
Weighted average number of common shares outstanding — diluted	249	228	229	228
Net income/(loss) per weighted average common share — diluted	$1.01	$(0.01)	$1.08	$(0.92)

Note 29 — Condensed Consolidating Financial Information
As of December 31, 2013, the Company had outstanding $5.7 billion of Senior Notes due 2018 - 2023, as shown in Note 12, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of December 31, 2013:

Ace Energy, Inc.	Middletown Power LLC	NRG Oswego Harbor Power Operations Inc.
Allied Warranty LLC	Montville Power LLC	NRG PacGen Inc.
Allied Home Warranty GP LLC	NEO Corporation	NRG Power Marketing LLC
Arthur Kill Power LLC	NEO Freehold-Gen LLC	NRG Reliability Solutions LLC
Astoria Gas Turbine Power LLC	NEO Power Services Inc.	NRG Renter's Protection LLC
BidURenergy, Inc.	New Genco GP, LLC	NRG Retail LLC
Cabrillo Power I LLC	Norwalk Power LLC	NRG Retail Northeast LLC
Cabrillo Power II LLC	NRG Affiliate Services Inc.	NRG Rockford Acquisition LLC
Carbon Management Solutions LLC	NRG Artesian Energy LLC	NRG Saguaro Operations Inc.
Clean Edge Energy LLC	NRG Arthur Kill Operations Inc.	NRG Security LLC
Conemaugh Power LLC	NRG Astoria Gas Turbine Operations Inc.	NRG Services Corporation
Connecticut Jet Power LLC	NRG Bayou Cove LLC	NRG SimplySmart Solutions LLC
Cottonwood Development LLC	NRG Cabrillo Power Operations Inc.	NRG South Central Affiliate Services Inc.
Cottonwood Energy Company LP	NRG California Peaker Operations LLC	NRG South Central Generating LLC
Cottonwood Generating Partners I LLC	NRG Cedar Bayou Development Company, LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners II LLC	NRG Connecticut Affiliate Services Inc.	NRG South Texas LP
Cottonwood Generating Partners III LLC	NRG Construction LLC	NRG Texas C&I Supply LLC
Cottonwood Technology Partners LP	NRG Curtailment Solutions LLC	NRG Texas Gregory LLC
Devon Power LLC	NRG Development Company Inc.	NRG Texas Holding Inc.
Dunkirk Power LLC	NRG Devon Operations Inc.	NRG Texas LLC
Eastern Sierra Energy Company LLC	NRG Dispatch Services LLC	NRG Texas Power LLC
El Segundo Power, LLC	NRG Dunkirk Operations Inc.	NRG Unemployment Protection LLC
El Segundo Power II LLC	NRG El Segundo Operations Inc.	NRG Warranty Services LLC
Elbow Creek Wind Project LLC	NRG Energy Labor Services LLC	NRG West Coast LLC
Energy Alternatives Wholesale, LLC	NRG Energy Services Group LLC	NRG Western Affiliate Services Inc.
Energy Curtailment Specialists, Inc.	NRG Energy Services International Inc.	O'Brien Cogeneration, Inc. II
Energy Plus Holdings LLC	NRG Energy Services LLC	ONSITE Energy, Inc.
Energy Plus Natural Gas LLC	NRG Generation Holdings, Inc.	Oswego Harbor Power LLC
Energy Protection Insurance Company	NRG Home & Business Solutions LLC	RE Retail Receivables, LLC
Everything Energy LLC	NRG Home Solutions LLC	Reliant Energy Northeast LLC
GCP Funding Company, LLC	NRG Home Solutions Product LLC	Reliant Energy Power Supply, LLC
Green Mountain Energy Company	NRG Homer City Services LLC	Reliant Energy Retail Holdings, LLC
Green Mountain Energy Company	NRG Huntley Operations Inc.	Reliant Energy Retail Services, LLC
(NY Com) LLC	NRG Identity Protect LLC	RERH Holdings LLC
Green Mountain Energy Company	NRG Ilion Limited Partnership	Saguaro Power LLC
(NY Res) LLC	NRG Ilion LP LLC	Somerset Operations Inc.
Gregory Partners, LLC	NRG International LLC	Somerset Power LLC
Gregory Power Partners LLC	NRG Maintenance Services LLC	Texas Genco Financing Corp.
Huntley Power LLC	NRG Mextrans Inc.	Texas Genco GP, LLC
Independence Energy Alliance LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco Holdings, Inc.
Independence Energy Group LLC	NRG Middletown Operations Inc.	Texas Genco LP, LLC
Independence Energy Natural Gas LLC	NRG Montville Operations Inc.	Texas Genco Operating Services, LLC
Indian River Operations Inc.	NRG New Jersey Energy Sales LLC	Texas Genco Services, LP
Indian River Power LLC	NRG New Roads Holdings LLC	US Retailers LLC
Keystone Power LLC	NRG North Central Operations Inc.	Vienna Operations Inc.
Langford Wind Power, LLC	NRG Northeast Affiliate Services Inc.	Vienna Power LLC
Lone Star A/C & Appliance Repairs, LLC	NRG Norwalk Harbor Operations Inc.	WCP (Generation) Holdings LLC
Louisiana Generating LLC	NRG Operating Services, Inc.	West Coast Power LLC
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
In addition, the condensed parent company financial statements are provided in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of NRG Energy, Inc.’s subsidiaries exceed 25 percent of the consolidated net assets of NRG Energy, Inc. These statements should be read in conjunction with the consolidated statements and notes thereto of NRG Energy, Inc. For a discussion of NRG Energy, Inc.'s long-term debt, see Note 12, Debt and Capital Leases to the consolidated financial statements. For a discussion of NRG Energy, Inc.'s contingencies, see Note 22, Commitments and Contingencies to the consolidated financial statements. For a discussion of NRG Energy, Inc.'s guarantees, see Note 26, Guarantees to the consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$8,223	$3,211	$—	$(139)	$11,295
Operating Costs and Expenses
Cost of operations	6,150	2,104	—	(133)	8,121
Depreciation and amortization	837	407	12		1,256
Impairment losses	459	—	—	—	459
Selling, general and administrative	446	230	234	(6)	904
Acquisition-related transaction and integration costs	—	70	58	—	128
Development activity expenses	—	34	50	—	84
Total operating costs and expenses	7,892	2,845	354	(139)	10,952
Operating Income/(Loss)	331	366	(354)	—	343
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	(67)	(14)	221	(140)	—
Equity in earnings/(losses) of unconsolidated affiliates	(11)	22	—	(4)	7
Impairment charge on investment	—	(99)		—	(99)
Other income, net	6	11	(2)	(2)	13
Loss on debt extinguishment		(12)	(38)	—	(50)
Interest expense	(24)	(318)	(506)	—	(848)
Total other income/(expense)	(96)	(410)	(325)	(146)	(977)
Income/(Loss) Before Income Taxes	235	(44)	(679)	(146)	(634)
Income tax expense/(benefit)	114	(89)	(307)	—	(282)
Net Income	121	45	(372)	(146)	(352)
Less: Net income attributable to noncontrolling interest	—	27	13	(6)	34
Net Income attributable to NRG Energy, Inc	$121	$18	$(385)	$(140)	$(386)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$121	$45	$(372)	$(146)	$(352)
Other comprehensive (loss)/income, net of tax
Unrealized loss on derivatives, net	(71)	50	120	(91)	8
Foreign currency translation adjustments, net	—	(20)	(4)	—	(24)
Available-for-sale securities, net	—	—	3	—	3
Defined benefit plan, net	75	63	30	—	168
Other comprehensive loss	4	93	149	(91)	155
Comprehensive income	125	138	(223)	(237)	(197)
Less: Comprehensive income attributable to noncontrolling interest	—	27	13	(6)	34
Comprehensive income attributable to NRG Energy, Inc.	125	111	(236)	(231)	(231)
Dividends for preferred shares	—	—	9	—	9
Comprehensive income available for common stockholders	$125	$111	$(245)	$(231)	$(240)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$56	$870	$1,328	$—	$2,254
Funds deposited by counterparties	7	56	—	—	63
Restricted cash	12	252	4	—	268
Accounts receivable - trade, net	965	249	—	—	1,214
Inventory	436	462	—	—	898
Derivative instruments	866	470	—	(8)	1,328
Deferred income taxes	—	41	217	—	258
Cash collateral paid in support of energy risk management activities	214	62	—	—	276
Renewable energy grant receivable	—	539	—	—	539
Prepayments and other current assets	4,778	379	(3,802)	(857)	498
Total current assets	7,334	3,380	(2,253)	(865)	7,596
Net Property, Plant and Equipment	9,116	10,604	153	(22)	19,851
Other Assets
Investment in subsidiaries	32	422	18,266	(18,720)	—
Equity investments in affiliates	(30)	583		(100)	453
Notes receivable, less current portion	—	62	105	(94)	73
Goodwill	1,973	12	—	—	1,985
Intangible assets, net	925	232	4	(21)	1,140
Nuclear decommissioning trust fund	551		—	—	551
Deferred income taxes	—	681	521	—	1,202
Derivative instruments	110	202	—	(1)	311
Other non-current assets	76	281	383	—	740
Total other assets	3,637	2,475	19,279	(18,936)	6,455
Total Assets	$20,087	$16,459	$17,179	$(19,823)	$33,902
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$1,029	$20	$—	$1,050
Accounts payable	652	352	34	—	1,038
Accounts payable - affiliate	1,350	760	(1,253)	(857)	—
Derivative instruments	859	204	—	(8)	1,055
Deferred income taxes	—	—	—	—	—
Cash collateral received in support of energy risk management activities	6	57	—	—	63
Accrued expenses and other current liabilities	297	410	291	—	998
Total current liabilities	3,165	2,812	(908)	(865)	4,204
Other Liabilities
Long-term debt and capital leases	317	7,837	7,707	(94)	15,767
Nuclear decommissioning reserve	294	—	—	—	294
Nuclear decommissioning trust liability	324	—	—	—	324
Postretirement and other benefit obligations	218	194	94	—	506
Deferred income taxes	1,024	(1,002)	—	—	22
Derivative instruments	147	49	—	(1)	195
Out-of-market contracts	127	1,050	—	—	1,177
Other non-current liabilities	194	421	80	—	695
Total non-current liabilities	2,645	8,549	7,881	(95)	18,980
Total liabilities	5,810	11,361	6,973	(960)	23,184
3.625% Preferred Stock			249		249
Stockholders' Equity	14,277	5,098	9,957	(18,863)	10,469
Total Liabilities and Stockholders' Equity	$20,087	$16,459	$17,179	$(19,823)	$33,902

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Net Cash Provided/(Used) by Operating Activities	2,318	(217)	(2,546)	1,715	1,270
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(1,722)	7	1,715	—	—
Acquisition of business, net of cash acquired		(179)	(315)	—	(494)
Capital expenditures	(528)	(1,413)	(46)	—	(1,987)
Increase in restricted cash, net	(1)	(22)	1	—	(22)
Decrease in restricted cash - U.S. DOE projects		(31)	5	—	(26)
Increase in notes receivable	2	(7)	(6)	—	(11)
Proceeds from renewable energy grants		55	—	—	55
Purchases of emission allowances, net of proceeds	5	—	—	—	5
Investments in nuclear decommissioning trust fund securities	(514)	—	—	—	(514)
Proceeds from sales of nuclear decommissioning trust fund securities	488	—	—	—	488
Proceeds/(purchases) from sale of assets, net	13	—	—	—	13
Other	(4)	(11)	(20)	—	(35)
Net Cash Used by Investing Activities	(2,261)	(1,601)	1,334	—	(2,528)
Cash Flows from Financing Activities
Proceeds/(payments) from intercompany loans	—	—	1,715	(1,715)	—
Payment of dividends to preferred stockholders			(154)	—	(154)
Payments of intercompany dividends	—	—	—	—	—
Payment for treasury stock	—	—	(25)	—	(25)
Payments for settlement of acquired derivatives that include financing elements	(79)	346	—	—	267
Proceeds from issuance of long-term debt	—	1,292	485	—	1,777
Sale proceeds and other contributions from noncontrolling interests in subsidiaries	—	531	—	—	531
Proceeds from issuance of common stock	—	—	16	—	16
Payment of debt issuance and hedging costs	—	(21)	(29)	—	(50)
Payments for short and long-term debt	—	(716)	(219)	—	(935)
Net Cash (Used)/Provided by Financing Activities	(79)	1,432	1,789	(1,715)	1,427
Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Net Increase/(decrease) in Cash and Cash Equivalents	(22)	(388)	577	—	167
Cash and Cash Equivalents at Beginning of Period	78	1,258	751	—	2,087
Cash and Cash Equivalents at End of Period	$56	$870	$1,328	$—	$2,254

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$7,998	$509	$—	$(85)	$8,422
Operating Costs and Expenses
Cost of operations	5,916	300	—	(76)	6,140
Depreciation and amortization	860	79	11	—	950
Selling, general and administrative	466	45	307	(11)	807
Acquisition-related transactions and integration costs	—	53	54	—	107
Development activity expense	—	32	36	—	68
Total operating costs and expenses	7,242	509	408	(87)	8,072
Operating Income/(Loss)	756	—	(408)	2	350
Other (Expense)/Income
Equity in earnings/(losses) of consolidated subsidiaries	30	(15)	620	(635)	—
Equity in earnings/(losses) of unconsolidated affiliates	8	31	(2)	—	37
Bargain purchase gain related to GenOn acquisition	—	—	296	—	296
Impairment charge on investment	(2)	—	—	—	(2)
Other income, net	6	6	9	(2)	19
Loss on debt extinguishment	—	—	(51)	—	(51)
Interest expense	(26)	(90)	(545)	—	(661)
Total other income/(expense)	16	(68)	327	(637)	(362)
Income/(Loss) Before Income Taxes	772	(68)	(81)	(635)	(12)
Income tax expense/(benefit)	237	(188)	(376)	—	(327)
Net Income	$535	$120	$295	$(635)	$315
Less: Net income attributable to noncontrolling interest	—	20	—	—	20
Net Income attributable to NRG Energy, Inc	$535	$100	$295	$(635)	$295

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$535	$120	$295	$(635)	$315
Other comprehensive income/(loss), net of tax
Unrealized loss on derivatives, net	(160)	(30)	(214)	241	(163)
Foreign currency translation adjustments, net	—	(2)	1	—	(1)
Reclassification adjustment for translation loss realized upon sale of Schkopau, net	—	(11)	—	—	(11)
Available-for-sale securities, net	—	—	3	—	3
Defined benefit plan, net	(38)	—	(14)	—	(52)
Other comprehensive loss	(198)	(43)	(224)	241	(224)
Comprehensive income	337	77	71	(394)	91
Less: Comprehensive income attributable to noncontrolling interest	—	20	—	—	20
Comprehensive income attributable to NRG Energy, Inc.	337	57	71	(394)	71
Dividends for preferred shares	—	—	9	—	9
Comprehensive income available for common stockholders	$337	$57	$62	$(394)	$62

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$78	$1,258	$751	$—	$2,087
Funds deposited by counterparties	131	140	—	—	271
Restricted cash	11	196	10	—	217
Accounts receivable - trade, net	807	254	—	—	1,061
Inventory	472	431	—	—	903
Derivative instruments	2,058	604	—	(18)	2,644
Deferred income taxes	(153)	10	199	—	56
Cash collateral paid in support of energy risk management activities	81	148	—	—	229
Renewable energy grant receivable	—	58	—	—	58
Prepayments and other current assets	2,966	(12)	(2,518)	10	446
Total current assets	6,451	3,087	(1,558)	(8)	7,972
Net Property, Plant and Equipment	9,905	10,147	121	(20)	20,153
Other Assets
Investment in subsidiaries	244	(102)	17,565	(17,707)	—
Equity investments in affiliates	33	633	10	—	676
Notes receivable, less current portion	3	74	531	(529)	79
Goodwill	1,944	12	—	—	1,956
Intangible assets, net	1,042	187	33	(52)	1,210
Nuclear decommissioning trust fund	473	—	—	—	473
Deferred income taxes	(915)	1,886	232	—	1,203
Derivative instruments	149	515	—	(2)	662
Other non-current assets	85	304	210	—	599
Total other assets	3,058	3,509	18,581	(18,290)	6,858
Total Assets	$19,414	$16,743	$17,144	$(18,318)	$34,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$137	$15	$(6)	$147
Accounts payable	541	585	46	—	1,172
Accounts payable - affiliate	(55)	1,421	(1,366)	—	—
Derivative instruments	1,726	271	2	(18)	1,981
Cash collateral received in support of energy risk management activities	131	140	—	—	271
Accrued expenses and other current liabilities	354	502	243	—	1,099
Total current liabilities	2,698	3,056	(1,060)	(24)	4,670
Other Liabilities
Long-term debt and capital leases	310	8,459	7,496	(529)	15,736
Nuclear decommissioning reserve	354	—	—	—	354
Nuclear decommissioning trust liability	273	—	—	—	273
Postretirement and other benefit obligations	431	326	46	—	803
Deferred income taxes	—	—	55	—	55
Derivative instruments	312	190	—	(2)	500
Out-of-market commodity contracts	180	1,129	—	(31)	1,278
Other non-current liabilities	187	520	89	—	796
Total non-current liabilities	2,047	10,624	7,686	(562)	19,795
Total liabilities	4,745	13,680	6,626	(586)	24,465
3.625% Preferred Stock	—	—	249	—	249
Stockholders' Equity	14,669	3,063	10,269	(17,732)	10,269
Total Liabilities and Stockholders' Equity	$19,414	$16,743	$17,144	$(18,318)	$34,983

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided/Used by Operating Activities	2,163	66	(902)	(178)	1,149
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(1,792)	792	—	1,000	—
Acquisition of businesses, net of cash acquired	—	(17)	(64)	—	(81)
Cash acquired in GenOn acquisition	—	983	—	—	983
Capital expenditures	(241)	(3,091)	(64)	—	(3,396)
Increase in restricted cash, net	(3)	(63)	—	—	(66)
Decrease in restricted cash - U.S. DOE projects	—	121	43	—	164
Increase in notes receivable	(1)	(21)	(2)	—	(24)
Purchases of emission allowances, net of proceeds	(1)	—	—	—	(1)
Investments in nuclear decommissioning trust fund securities	(436)	—	—	—	(436)
Proceeds from sales of nuclear decommissioning trust fund securities	399	—	—	—	399
Proceeds from renewable energy grants	3	59	—	—	62
Proceeds from sale of assets, net	133	—	4	—	137
Equity investment in unconsolidated affiliate	(1)	(12)	(12)	—	(25)
Other	24	—	(2)	—	22
Net Cash Used by Investing Activities	(1,916)	(1,249)	(97)	1,000	(2,262)
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	—	1,000	(1,000)	—
Payment of dividends to preferred stockholders	—	—	(50)	—	(50)
Payment of intercompany dividends	(172)	(6)	—	178	—
Net (payments of)/receipts from acquired derivatives that include financing elements	(83)	15	—	—	(68)
Proceeds from issuance of long-term debt	42	2,105	1,018	—	3,165
Cash proceeds from sale of noncontrolling interest in subsidiary	—	347	—	—	347
Payment of debt issuance and hedging costs	—	(19)	(16)	—	(35)
Payments of short and long-term debt	—	(82)	(1,178)	—	(1,260)
Net Cash (Used)/Provided by Financing Activities	(213)	2,360	774	(822)	2,099
Effect of exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)
Net Increase/(Decrease) in Cash and Cash Equivalents	34	1,173	(225)	—	982
Cash and Cash Equivalents at Beginning of Period	44	85	976	—	1,105
Cash and Cash Equivalents at End of Period	$78	$1,258	$751	$—	$2,087

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$8,730	$381	$—	$(32)	$9,079
Operating Costs and Expenses
Cost of operations	6,489	277	—	(21)	6,745
Depreciation and amortization	843	40	13	—	896
Impairment losses	160	—	—	—	160
Selling, general and administrative	334	4	252	(4)	586
Development activity expenses	—	11	46	—	57
Total operating costs and expenses	7,826	332	311	(25)	8,444
Operating Income/(Loss)	904	49	(311)	(7)	635
Other Income
Equity in earnings/(losses) of consolidated subsidiaries	24	(7)	593	(610)	—
Equity in earnings of unconsolidated affiliates	10	25	—	—	35
Impairment charge on investment	(495)	—	—	—	(495)
Other income, net	2	13	4	—	19
Loss on debt extinguishment	—	—	(175)	—	(175)
Interest expense	(59)	(56)	(550)	—	(665)
Total other expense	(518)	(25)	(128)	(610)	(1,281)
Income/(Loss) Before Income Taxes	386	24	(439)	(617)	(646)
Income tax (benefit)/expense	(214)	7	(636)	—	(843)
Net Income attributable to NRG Energy, Inc	$600	$17	$197	$(617)	$197

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$600	$17	$197	$(617)	$197
Other comprehensive income/(loss), net of tax
Unrealized loss on derivatives, net	(303)	(27)	(345)	366	(309)
Foreign currency translation adjustments, net	—	(2)	—	—	(2)
Available-for-sale securities, net	—	—	(1)	—	(1)
Defined benefit plan, net	(34)	—	(12)	—	(46)
Other comprehensive loss	(337)	(29)	(358)	366	(358)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	263	(12)	(161)	(251)	(161)
Dividends for preferred shares	—	—	9	—	9
Comprehensive income/(loss) available for common stockholders	$263	$(12)	$(170)	$(251)	$(170)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Elimin-ations (a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	621	294	1,620	(1,369)	1,166
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	796	—	287	(1,083)	—
Investment in subsidiaries	—	(1,300)	—	1,300	—
Capital expenditures	(383)	(1,882)	(45)	—	(2,310)
Acquisition of business, net of cash acquired	—	(115)	(262)	—	(377)
Increase in restricted cash	(5)	(29)	(1)	—	(35)
Increase in restricted cash to support equity requirements for U.S. DOE funded projects	—	(162)	(53)	—	(215)
Decrease in notes receivable	—	12	—	—	12
Purchases of emission allowances, net of proceeds	(19)	—	—	—	(19)
Investments in nuclear decommissioning trust fund securities	(406)	—	—	—	(406)
Proceeds from sales of nuclear decommissioning trust fund securities	385	—	—	—	385
Proceeds from sale of assets, net	13	(6)	—	—	7
Equity investment in unconsolidated affiliates, net	(2)	(64)	—	—	(66)
Other	(2)	(8)	(13)	—	(23)
Net Cash Provided/(Used) by Investing Activities	377	(3,554)	(87)	217	(3,047)
Cash Flows from Financing Activities
(Payments of)/proceeds from intercompany loans	(1,112)	825	(796)	1,083	—
Payment of intercompany dividends	(65)	(4)	—	69	—
Payment for dividends to preferred stockholders	—	—	(9)	—	(9)
Payments for acquired derivatives including financing elements	(83)	—	—	—	(83)
Payment for treasury stock	—	—	(430)	—	(430)
Installment proceeds from sale of noncontrolling interest of subsidiary	—	29	—	—	29
Proceeds from issuance of common stock	—	—	2	—	2
Proceeds from issuance of long-term debt	138	1,290	4,796	—	6,224
Proceeds from issuance of term loan for funded letter of credit facility	—	1,300	—	—	1,300
Increase in restricted cash supporting funded letter of credit facility	—	—	(1,300)	—	(1,300)
Payment of debt issuance and hedging costs	—	(92)	(115)	—	(207)
Payments of short and long-term debt	—	(116)	(5,377)	—	(5,493)
Net Cash (Used)/Provided by Financing Activities	(1,122)	3,232	(3,229)	1,152	33
Effect of exchange rate changes on cash and cash equivalents	—	2	—	—	2
Net Decrease in Cash and Cash Equivalents	(124)	(26)	(1,696)	—	(1,846)
Cash and Cash Equivalents at Beginning of Period	168	111	2,672	—	2,951
Cash and Cash Equivalents at End of Period	$44	$85	$976	$—	$1,105

(a)	All significant intercompany transactions have been eliminated in consolidation.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Allowance for doubtful accounts, deducted from accounts receivable
Year Ended December 31, 2013	$32	$66	$—	$(58)	(a)	40
Year Ended December 31, 2012	23	46	—	(37)	(a)	32
Year Ended December 31, 2011	25	60	—	(62)	(a)	23
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2013	$191	$32	$68	$—		291
Year Ended December 31, 2012	83	5	103	—		191
Year Ended December 31, 2011	191	(63)	(45)	—		83

(a)	Represents principally net amounts charged as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: February 28, 2014

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints David W. Crane, David R. Hill and Brian E. Curci, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2014.

Signature	Title	Date
/s/ DAVID W. CRANE	President, Chief Executive Officer and	February 28, 2014
David W. Crane	Director (Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Chief Financial Officer	February 28, 2014
Kirkland B. Andrews	(Principal Financial Officer)
/s/ RONALD B. STARK	Chief Accounting Officer	February 28, 2014
Ronald B. Stark	(Principal Accounting Officer)
/s/ HOWARD E. COSGROVE	Chairman of the Board	February 28, 2014
Howard E. Cosgrove
/s/ EDWARD R. MULLER	Vice Chairman of the Board	February 28, 2014
Edward R. Muller
/s/ E. SPENCER ABRAHAM	Director	February 28, 2014
E. Spencer Abraham
/s/ KIRBYJON H. CALDWELL	Director	February 28, 2014
Kirbyjon H. Caldwell
/s/ LAWRENCE S. COBEN	Director	February 28, 2014
Lawrence S. Coben
/s/ TERRY G. DALLAS	Director	February 28, 2014
Terry G. Dallas
/s/ WILLIAM E. HANTKE	Director	February 28, 2014
William E. Hantke
/s/ PAUL W. HOBBY	Director	February 28, 2014
Paul W. Hobby
/s/ GERALD LUTERMAN	Director	February 28, 2014
Gerald Luterman
/s/ ANNE C. SCHAUMBURG	Director	February 28, 2014
Anne C. Schaumburg
/s/ EVAN J. SILVERSTEIN	Director	February 28, 2014
Evan J. Silverstein
/s/ THOMAS H. WEIDEMEYER	Director	February 28, 2014
Thomas H. Weidemeyer
/s/ WALTER R. YOUNG	Director	February 28, 2014
Walter R. Young

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 19, 2003.
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
2.6
Plan Sponsor Agreement, dated October 18, 2013, by and among NRG Energy, Inc., NRG Energy Holdings, Inc., Edison Mission Energy, certain of Edison Mission Energy’s debtor subsidiaries, the Official Committee of Unsecured Creditors of Edison Mission Energy and its debtor subsidiaries, the PoJo Parties (as defined therein) and the proponent noteholders thereto.
Incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s current report on Form 8-K filed on October 21, 2013.
2.7	Asset Purchase Agreement, dated October 18, 2013, by and among NRG Energy, Inc., Edison Mission Energy and NRG Energy Holdings Inc.	Incorporated herein by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s current report on Form 8-K filed on October 21, 2013.
3.1	Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 3, 2012.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 14, 2012.
3.3	Second Amended and Restated By-Laws.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 14, 2012.
3.4	Certificate of Designations of 3.625% Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 11, 2005.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 11, 2005.
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
Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 31, 2003.
4.6	Specimen of Certificate representing common stock of NRG Energy, Inc.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on August 4, 2006.
4.7	Indenture, dated February 2, 2006, among NRG Energy, Inc. and Law Debenture Trust Company of New York.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 6, 2006.
4.8	Form of 8.5% Senior Note due 2019.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 5, 2009.
4.9
Twenty-Second Supplemental Indenture, dated June 5, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 5, 2009.
4.10
Twenty-Third Supplemental Indenture, dated July 14, 2009, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on July 15, 2009.
4.11
Twenty-Seventh Supplemental Indenture, dated October 5, 2009, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 6, 2009.
4.12
Thirty-First Supplemental Indenture, dated as of April 16, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.50% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 21, 2010.
4.13
Thirty-Fifth Supplemental Indenture, dated as of June 23, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.50% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on June 29, 2010.
4.14
Thirty-Sixth Supplemental Indenture, dated August 20, 2010, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 20, 2010.
4.15	Form of 8.25% Senior Note due 2020.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 20, 2010.
4.16
Registration Rights Agreement, dated August 20, 2010, among NRG Energy, Inc., the guarantors named therein and Citigroup Global Markets Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 20, 2010.
4.17
Fortieth Supplemental Indenture, dated as of December 15, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.50% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 16, 2010.
4.18
Forty-First Supplemental Indenture, dated as of December 15, 2010, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.'s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 16, 2010.
4.19
Forty-Second Supplemental Indenture, dated January 26, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on January 28, 2011.
4.20	Form of 7.625% Senior Note due 2018.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on January 28, 2011.
4.21	Registration Rights Agreement, dated January 26, 2011, among NRG Energy, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as initial purchaser.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on January 28, 2011.

4.22
Forty-Third Supplemental Indenture, dated April 22, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 filed on July 11, 2011.
4.23
Forty-Seventh Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.24
Forty-Eighth Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.25
Forty-Ninth Supplemental Indenture, dated May 20, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.26
Fiftieth Supplemental Indenture, dated May 24, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.27	Form of 7.625% Senior Note due 2019.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.28
Fifty-First Supplemental Indenture, dated May 24, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.29	Form of 7.875% Senior Note due 2021.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 25, 2011.
4.30
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
4.31
Fifty-Third Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.32
Fifty-Fourth Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.33
Fifty-Fifth Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.34
Fifty-Sixth Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.
4.35
Fifty-Seventh Supplemental Indenture, dated November 8, 2011, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on November 8, 2011.

4.36
Fifty-Ninth Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.37
Sixtieth Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.38
Sixty-First Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.39
Sixty-Second Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.40
Sixty-Third Supplemental Indenture, dated April 5, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on April 6, 2012.
4.41
Sixty-Fifth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.42
Sixty-Sixth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.43
Sixty-Seventh Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.44
Sixty-Eighth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.45
Sixty-Ninth Supplemental Indenture, dated May 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on May 11, 2012.
4.46
Seventieth Supplemental Indenture, dated September 24, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 6.625% Senior Notes due 2023.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 24, 2012.
4.47	Form of 6.625% Senior Note due 2023.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 24, 2012.
4.48
Seventy-First Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.49
Seventy-Second Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.50
Seventy-Third Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.

4.51
Seventy-Fourth Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.52
Seventy-Fifth Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.53
Seventy-Sixth Supplemental Indenture, dated October 9, 2012, among NRG Energy, Inc., the existing guarantors named therein, the guaranteeing subsidiaries named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy, Inc.’s 6.625% Senior Notes due 2023.
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on October 12, 2012.
4.54	Senior Indenture, dated December 22, 2004, between Reliant Energy, Inc. and Wilmington Trust Company.	Incorporated herein by reference to GenOn Energy, Inc.’s current report on Form 8-K filed on December 27, 2004.
4.55
Fourth Supplemental Indenture, dated June 13, 2007, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company as Trustee, re: GenOn Energy, Inc.’s 7.625% Senior Notes due 2014.
Incorporated herein by reference to GenOn Energy Inc.'s current report on Form 8-K filed on June 15, 2007.
4.56
Fifth Supplemental Indenture, dated June 13, 2007, among Reliant Energy, Inc., the Guarantors listed therein and Wilmington Trust Company as Trustee, re: GenOn Energy, Inc.’s 7.875% Senior Notes due 2017.
Incorporated herein by reference to Exhibit 4.2 to GenOn Energy Inc.'s current report on Form 8-K filed June 15, 2007.
4.57	Indenture, dated May 1, 2001, between Mirant Americas Generation, Inc. and Bankers Trust Company as Trustee.	Incorporated herein by reference to Exhibit 4.1 to Mirant Americas Generation, Inc.'s Registration Statement on Form S-4 filed on June 18, 2001.
4.58	Third Supplemental Indenture, dated May 1, 2001, between Mirant Americas Generation, Inc. and Bankers Trust Company as Trustee, re: GenOn Americas Generation, LLC’s 9.125% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.4 to Mirant Americas Generation, Inc.'s Registration Statement on Form S-4 filed on June 18, 2001.
4.59	Fifth Supplemental Indenture, dated October 9, 2001, between Mirant Americas Generation, Inc. and Bankers Trust Company as Trustee, re: GenOn Americas Generation, LLC’s 8.5% Senior Notes due 2021.	Incorporated herein by reference to Exhibit 4.6 to Mirant Americas Generation, Inc.'s Registration Statement on Form S-4/A filed on May 7, 2002.
4.60	Sixth Supplemental Indenture, dated November 1, 2001, between Mirant Americas Generation LLC and Bankers Trust Company, re: Indenture, dated May 1, 2001.	Incorporated herein by reference to Exhibit 4.6 to Mirant Corporation's annual report on Form 10-K filed on February 27, 2009.
4.61
Seventh Supplemental Indenture, dated January 3, 2006, between Mirant Americas Generation LLC and Wells Fargo Bank National Association (as successor to Bankers Trust Company), re: Indenture, dated May 1, 2001.
Incorporated herein by reference to Exhibit 4.1 to Mirant Americas Generation, LLC's quarterly report on Form 10-Q filed on May 14, 2007.
4.62	Senior Notes Indenture, dated October 4, 2010, by GenOn Escrow Corp. and Wilmington Trust Company as trustee, re: GenOn Energy, Inc.’s 9.5% Senior Notes due 2018 and 9.875% Senior Notes due 2020.	Incorporated by reference to Exhibit 4.4 to Mirant Corporation's quarterly report on Form 10-Q filed on November 5, 2010.
4.63
Supplemental Indenture, dated December 3, 2010, between GenOn Energy, Inc. and Wilmington Trust Company as trustee, re: GenOn Energy, Inc.’s 9.5% Senior Notes due 2018 and 9.875% Senior Notes due 2020.
Incorporated by reference to Exhibit 4.2 to GenOn Energy Inc.'s current report on Form 8-K filed on December 7, 2010.
4.64
Seventy-Seventh Supplemental Indenture, dated as of January 3, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on January 9, 2013.
4.65
Seventy-Eighth Supplemental Indenture, dated as of January 3, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on January 9, 2013.
4.66
Seventy-Ninth Supplemental Indenture, dated as of January 3, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on January 9, 2013.
4.67
Eightieth Supplemental Indenture, dated as of January 3, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed on January 9, 2013.

4.68
Eighty-First Supplemental Indenture, dated as of January 3, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K filed on January 9, 2013.
4.69
Eighty-Second Supplemental Indenture, dated as of January 3, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 6.625% Senior Notes due 2023.
Incorporated herein by reference to Exhibit 4.6 to the Registrant’s current report on Form 8-K filed on January 9, 2013.
4.70
Eighty-Third Supplemental Indenture, dated as of March 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 13, 2013.
4.71
Eighty-Fourth Supplemental Indenture, dated as of March 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on March 13, 2013.
4.72
Eighty-Fifth Supplemental Indenture, dated as of March 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on March 13, 2013.
4.73
Eighty-Sixth Supplemental Indenture, dated as of March 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed on March 13, 2013.
4.74
Eighty-Seventh Supplemental Indenture, dated as of March 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K filed on March 13, 2013.
4.75
Eighty-Eighth Supplemental Indenture, dated as of March 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 6.625% Senior Notes due 2023.
Incorporated herein by reference to Exhibit 4.6 to the Registrant’s current report on Form 8-K filed on March 13, 2013.
4.76	Eighty-Ninth Supplemental Indenture, dated as of March 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.7 to the Registrant’s current report on Form 8-K filed on March 13, 2013.
4.77
Ninetieth Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on May 3, 2013.
4.78
Ninety-First Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on May 3, 2013.
4.79
Ninety-Second Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on May 3, 2013.
4.8
Ninety-Third Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed on May 3, 2013.
4.81
Ninety-Fourth Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K filed on May 3, 2013.
4.82
Ninety-Fifth Supplemental Indenture, dated as of May 2, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 6.625% Senior Notes due 2023.
Incorporated herein by reference to Exhibit 4.6 to the Registrant’s current report on Form 8-K filed on May 3, 2013.
4.83
Ninety-Sixth Supplemental Indenture, dated as of September 4, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on September 6, 2013.
4.84
Ninety-Seventh Supplemental Indenture, dated as of September 4, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on September 6, 2013.

4.85
Ninety-Eighth Supplemental Indenture, dated as of September 4, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018
Incorporated herein by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on September 6, 2013.
4.86
Ninety-Ninth Supplemental Indenture, dated as of September 4, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed on September 6, 2013.
4.87
One Hundredth Supplemental Indenture, dated as of September 4, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K filed on September 6, 2013.
4.88
One Hundred-First Supplemental Indenture, dated as of September 4, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 6.625% Senior Notes due 2023.
Incorporated herein by reference to Exhibit 4.6 to the Registrant’s current report on Form 8-K filed on September 6, 2013.
4.89
One Hundred-Second Supplemental Indenture, dated as of October 7, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on October 8, 2013.
4.90
One Hundred-Third Supplemental Indenture, dated as of October 7, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.25% Senior Notes due 2020.
Incorporated herein by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on October 8, 2013.
4.91
One Hundred-Fourth Supplemental Indenture, dated as of October 7, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2018.
Incorporated herein by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on October 8, 2013.
4.92
One Hundred-Fifth Supplemental Indenture, dated as of October 7, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.625% Senior Notes due 2019.
Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed on October 8, 2013.
4.93
One Hundred-Sixth Supplemental Indenture, dated as of October 7, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 7.875% Senior Notes due 2021.
Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K filed on October 8, 2013.
4.94
One Hundred-Seventh Supplemental Indenture, dated as of October 7, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 6.626% Senior Notes due 2023.
Incorporated herein by reference to Exhibit 4.6 to the Registrant’s current report on Form 8-K filed on October 8, 2013.
4.95
One Hundred-Eighth Supplemental Indenture, dated as of November 13, 2013, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as trustee, re: NRG Energy, Inc.’s 8.5% Senior Notes due 2019, 8.25% Senior Notes due 2020, 7.625% Senior Notes due 2018, 7.625% Senior Notes due 2019, 7.875% Senior Notes due 2021 and 6.625% Senior Notes due 2023.
Incorporated herein by reference to Exhibit 4.6 to the Registrant’s current report on Form 8-K filed on November 13, 2013.
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
Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, Registration No. 333-33397.
10.3*	Form of NRG Energy Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Officers and Key Management.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on November 9, 2004.
10.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on November 9, 2004.
10.7*	Form of NRG Energy, Inc. Long Term Incentive Plan Performance Unit Agreement.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 23, 2010.

10.8*	Amended and Restated Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to the Registrant's 2009 proxy statement on Schedule 14A filed on June 16, 2009.
10.9	Railroad Car Full Service Master Leasing Agreement, dated as of February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.	Incorporated herein by reference to the Registrant's annual report on Form 10-K for the quarter ended March 30, 2005.
10.10	Purchase Agreement (West Coast Power) dated as of December 27, 2005, by and among NRG Energy, Inc., NRG West Coast LLC (Buyer), DPC II Inc. (Seller) and Dynegy, Inc.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 28, 2005.
10.11	Purchase Agreement (Rocky Road Power), dated as of December 27, 2005, by and among Termo Santander Holding, L.L.C.(Buyer), Dynegy, Inc., NRG Rocky Road LLC (Seller) and NRG Energy, Inc.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 28, 2005.
10.12	Stock Purchase Agreement, dated as of August 10, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 11, 2005.
10.13	Agreement with respect to the Stock Purchase Agreement, dated December 19, 2008, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.14	Investor Rights Agreement, dated as of February 2, 2006, by and among NRG Energy, Inc. and Certain Stockholders of NRG Energy, Inc. set forth therein.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on February 8, 2006.
10.15†	Terms and Conditions of Sale, dated as of October 5, 2005, between Texas Genco II LP and Freight Car America, Inc., (including the Proposal Letter and Amendment thereto).	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on March 7, 2006.
10.16*	Amended and Restated Employment Agreement, dated December 4, 2008, between NRG Energy, Inc. and David Crane.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.17*	CEO Compensation Table.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on December 9, 2009.
10.18	Limited Liability Company Agreement of NRG Common Stock Finance I LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.19	Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.20	Amendment Agreement, dated February 27, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.21	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.22	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.23	Agreement with respect to Note Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.24	Agreement with respect to Note Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.25	Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.	Incorporated herein by reference to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.26	Preferred Interest Amendment Agreement, dated February 27, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.27	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.28	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.

10.28
Agreement with respect to Preferred Interest Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.
Incorporated herein by reference to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.29
Agreement with respect to Preferred Interest Purchase Agreement, dated December 19, 2008, by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.
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
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 24, 2012.

10.49*	NRG 2010 Stock Plan for GenOn Employees	Incorporated herein by reference to Exhibit 10-.49 to the Registrant’s annual report on Form 10-K filed on February 27, 2013.
10.50
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012.
Incorporated herein by reference to Exhibit 10-.49 to the Registrant’s annual report on Form 10-K filed on February 27, 2013.
10.51	First Amendment Agreement, dated as of February 6, 2013, to the Amended and Restated Credit Agreement and the Second Amended and Restated Collateral Trust Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 7, 2013.
10.52	Second Amendment Agreement, dated as of June 4, 2013, to the Amended and Restated Credit Agreement and the Second Amended and Restated Collateral Trust Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 10, 2013.
10.53*	NRG Energy, Inc. Long-Term Incentive Plan Market Stock Unit Agreement	Filed herewith.
10.54*	NRG Energy, Inc. 2010 Stock Plan For GenOn Employees Market Stock Unit Agreement	Filed herewith.
12.1	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
12.2	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Filed herewith.
21.1	Subsidiaries of NRG Energy. Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

*	Exhibit relates to compensation arrangements.
†
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.