Form 10-K/A
period 2013-12-31
NRG ENERGY, INC.
filed 2014-04-04
CIK 1013871

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
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.01 per share	325,326,810
Documents Incorporated by Reference:
None

EXPLANATORY NOTE
We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission on February 28, 2014 (the “Original Filing”), to include the attestation report of our independent registered public accounting firm as required by Item 308(b) of Regulation S-K, which was inadvertently omitted from the Original Filing.
In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we have included new certifications of our principal executive, financial and accounting officers.
This Amendment does not affect the original financial statements or footnotes as originally filed. In addition, this Amendment does not reflect events occurring after the Original Filing date, and does not modify or update the disclosures therein in any way other than as required to reflect the Amendment as described above and set forth below. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the U.S. Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements — Report of Independent Registered Public Accounting Firm as required by Item 308(b) of Regulation S-K.

(b) Exhibits
See Exhibit Index submitted as a separate section of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NRG Energy, Inc.:
We have audited NRG Energy, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NRG Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, NRG Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NRG Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Philadelphia, Pennsylvania
February 28, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: April 4, 2014

EXHIBIT INDEX

Number	Description	Method of Filing
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark.	Filed herewith.

6