Form 10-Q
period 2014-03-31
NRG ENERGY, INC.
filed 2014-05-06
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2014

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
Yes ☐       No ☒
As of April 30, 2014, there were 337,240,638 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors Related to NRG Energy, Inc., in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, including, but not limited to, the following:

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

•	The effectiveness of NRG's risk management policies and procedures, and the ability of NRG's counterparties to satisfy their financial commitments;

•	The collateral demands of counterparties and other factors affecting NRG's liquidity position and financial condition;

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

•	NRG's ability to implement its strategy of developing and building new power generation facilities, including new renewable projects;

•	NRG's ability to implement its econrg strategy of finding ways to address environmental challenges while taking advantage of business opportunities;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2013 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2013
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates which reflect updates to the ASC
Baseload	Units expected to satisfy minimum baseload requirements for the system and produce electricity at an essentially constant rate and run continuously
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Capital Allocation Program	NRG's plan of allocating capital between debt reduction, reinvestment in the business, investment in acquisition opportunities, share repurchases and shareholder dividends
CCS-EOR	Carbon Capture and Sequestration with Enhanced Oil Recovery project
Cirro Energy	Cirro Energy, Inc.
CO2	Carbon dioxide
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Distributed Solar	Solar power projects, typically less than 20 MW in size, that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
DNREC	Delaware Department of Natural Resources and Environmental Control
EME	Edison Mission Energy
Energy Plus Holdings	Energy Plus Holdings LLC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $850 million outstanding unsecured senior notes consisting of $450 million of 8.55% senior notes due 2021 and $400 million of 9.125% senior notes due 2031
GenOn Mid-Atlantic	GenOn Mid- Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
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

High Desert	TA - High Desert, LLC

ISO	Independent System Operator
ITC	Investment Tax Credit
Kansas South	NRG Solar Kansas South LLC
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG Long-Term Incentive Plan and the NRG GenOn Long-Term Incentive Plan
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass	Residential and small business
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDE	Maryland Department of the Environment
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWh or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG Yield	Reporting segment including the following projects: Alpine, Avenal, Avra Valley, AZ DG Solar, Blythe, Borrego, CVSR, GenConn, Marsh Landing, PFMG DG Solar, Roadrunner, South Trent and Thermal.
NSPS	New Source Performance Standards
NSR	New Source Review
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI	Other comprehensive income
PADEP	Pennsylvania Department of Environmental Protection
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas
Reliant Energy	Reliant Energy Retail Services, LLC
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, generally to achieve a substantial emissions reduction, increase facility capacity, and improve system efficiency

Retail Business	NRG's retail energy brands, including Cirro Energy, Reliant Energy, Green Mountain Energy, Energy Plus and NRG Residential Solutions
Revolving Credit Facility	The Company's $2.5 billion revolving credit facility due 2018, a component of the Senior Credit Facility
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
RSS	Reliability Support Service
RTO	Regional Transmission Organization
Senior Credit Facility	NRG's senior secured facility, comprised of the Term Loan Facility and the Revolving Credit Facility
Senior Notes
The Company’s $6.4 billion outstanding unsecured senior notes, consisting of $1.1 billion of 7.625% senior notes due 2018, $299 million of 8.5% senior notes due 2019, $709 million of 7.625% senior notes due 2019, $1.1 billion of 8.25% senior notes due 2020, $1.1 billion of 7.875% senior notes due 2021, $990 million of 6.625% senior notes due 2023, and $1.1 billion of 6.25% senior notes due 2022

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

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except for per share amounts)	2014	2013
Operating Revenues
Total operating revenues	$3,486	$2,081
Operating Costs and Expenses
Cost of operations	2,733	1,753
Depreciation and amortization	335	307
Selling, general and administrative	226	227
Acquisition-related transaction and integration costs	12	42
Development activity expenses	19	18
Total operating costs and expenses	3,325	2,347
Gain on sale of assets	19	—
Operating Income/(Loss)	180	(266)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	7	3
Other income, net	11	4
Loss on debt extinguishment	(41)	(28)
Interest expense	(255)	(196)
Total other expense	(278)	(217)
Loss Before Income Taxes	(98)	(483)
Income tax benefit	(31)	(152)
Net Loss	(67)	(331)
Less: Net (loss)/income attributable to noncontrolling interest	(11)	1
Net Loss Attributable to NRG Energy, Inc.	(56)	(332)
Dividends for preferred shares	2	2
Loss Available for Common Stockholders	$(58)	$(334)
Loss Per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic and diluted	324	323
Net loss per weighted average common share — basic and diluted	$(0.18)	$(1.03)
Dividends Per Common Share	$0.12	$0.09
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Net Loss	$(67)	$(331)
Other Comprehensive Income, net of tax
Unrealized (loss)/gain on derivatives, net of income tax (benefit)/expense of $(3) and $9	(9)	7
Foreign currency translation adjustments, net of income tax expense of $2 and $0	6	—
Available-for-sale securities, net of income tax expense of $2 and $1	6	2
Defined benefit plans, net of tax expense of $0 and $5	2	5
Other comprehensive income	5	14
Comprehensive Loss	(62)	(317)
Less: Comprehensive (loss)/income attributable to noncontrolling interest	(15)	1
Comprehensive Loss Attributable to NRG Energy, Inc.	(47)	(318)
Dividends for preferred shares	2	2
Comprehensive Loss Available for Common Stockholders	$(49)	$(320)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(In millions, except shares)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,187	$2,254
Funds deposited by counterparties	4	63
Restricted cash	209	268
Accounts receivable — trade, less allowance for doubtful accounts of $32 and $40	1,149	1,214
Inventory	781	898
Derivative instruments	1,573	1,328
Cash collateral paid in support of energy risk management activities	687	276
Deferred income taxes	78	258
Renewable energy grant receivable	116	539
Prepayments and other current assets	599	498
Total current assets	8,383	7,596
Property, plant and equipment, net of accumulated depreciation of $6,885 and $6,573	19,644	19,851
Other Assets
Equity investments in affiliates	462	453
Notes receivable, less current portion	69	73
Goodwill	2,038	1,985
Intangible assets, net of accumulated amortization of $1,248 and $1,977	1,300	1,140
Nuclear decommissioning trust fund	557	551
Derivative instruments	333	311
Deferred income taxes	1,416	1,202
Other non-current assets	759	740
Total other assets	6,934	6,455
Total Assets	$34,961	$33,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$685	$1,050
Accounts payable	1,082	1,038
Derivative instruments	1,504	1,055
Cash collateral received in support of energy risk management activities	4	63
Accrued expenses and other current liabilities	950	998
Total current liabilities	4,225	4,204
Other Liabilities
Long-term debt and capital leases	16,803	15,767
Nuclear decommissioning reserve	298	294
Nuclear decommissioning trust liability	324	324
Deferred income taxes	24	22
Derivative instruments	257	195
Out-of-market contracts	1,157	1,177
Other non-current liabilities	1,230	1,201
Total non-current liabilities	20,093	18,980
Total Liabilities	24,318	23,184
3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	249	249
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	7,842	7,840
Retained earnings	3,594	3,695
Less treasury stock, at cost — 77,275,933 and 77,347,528 shares, respectively	(1,940)	(1,942)
Accumulated other comprehensive income	10	5
Noncontrolling interest	884	867
Total Stockholders’ Equity	10,394	10,469
Total Liabilities and Stockholders’ Equity	$34,961	$33,902
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net loss	$(67)	(331)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	(2)	—
Depreciation and amortization	335	307
Provision for bad debts	21	9
Amortization of nuclear fuel	11	6
Amortization of financing costs and debt discount/premiums	(5)	(13)
Loss on debt extinguishment	19	2
Amortization of intangibles and out-of-market contracts	13	31
Amortization of unearned equity compensation	8	18
Changes in deferred income taxes and liability for uncertain tax benefits	(111)	(215)
Changes in nuclear decommissioning trust liability	5	10
Changes in derivative instruments	525	317
Changes in collateral deposits supporting energy risk management activities	(407)	(226)
Gain on sale of assets	(19)	—
Cash used by changes in other working capital	65	(39)
Net Cash Provided/(Used) by Operating Activities	391	(124)
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(218)	(18)
Capital expenditures	(237)	(813)
Decrease/(Increase) in restricted cash, net	3	(13)
Decrease in restricted cash to support equity requirements for U.S. DOE funded projects	56	12
Decrease/(Increase) in notes receivable	1	(9)
Investments in nuclear decommissioning trust fund securities	(188)	(95)
Proceeds from sales of nuclear decommissioning trust fund securities	183	85
Proceeds from renewable energy grants	387	16
Proceeds from sale of assets, net of cash disposed of	77	—
Cash proceeds to fund cash grant bridge loan payment	57	—
Other	3	(1)
Net Cash Provided/(Used) by Investing Activities	124	(836)
Cash Flows from Financing Activities
Payment of dividends to common and preferred stockholders	(41)	(31)
Payment for treasury stock	—	(20)
Net (payments for)/receipts from settlement of acquired derivatives that include financing elements	(223)	98
Proceeds from issuance of long-term debt	1,564	736
Contributions and sale proceeds from noncontrolling interest in subsidiaries	9	20
Proceeds from issuance of common stock	3	1
Payment of debt issuance costs	(23)	(5)
Payments for short and long-term debt	(873)	(219)
Net Cash Provided by Financing Activities	416	580
Effect of exchange rate changes on cash and cash equivalents	2	—
Net Increase/(Decrease) in Cash and Cash Equivalents	933	(380)
Cash and Cash Equivalents at Beginning of Period	2,254	2,087
Cash and Cash Equivalents at End of Period	$3,187	$1,707
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the financial statements in the Company's 2013 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2014, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2014, and 2013.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period depreciation amounts have been recast to revise provisional purchase accounting estimates for the GenOn acquisition.
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes. The reclassifications did not affect results from operations or cash flows.
Note 2 — Summary of Significant Accounting Policies
Other Cash Flow Information
NRG’s investing activities exclude capital expenditures of $63 million which were accrued and unpaid at March 31, 2014.
Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2013	$867
Contributions from noncontrolling interest	17
Distributions to noncontrolling interest	(8)
Non-cash adjustments for equity component of NRG Yield, Inc. convertible notes	$23
Comprehensive loss attributable to noncontrolling interest	(15)
Balance as of March 31, 2014	$884

Recent Accounting Developments
The following accounting standard was issued in 2013 and was adopted on January 1, 2014:
•ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU 2013-11 require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss, or NOL, a similar tax loss or tax credit carryforwards rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose.  The adoption of this standard did not impact the Company's results of operations or cash flows as the unrecognized tax benefits relate to state issues and the Company either has no NOL's or the NOL's are limited for that particular jurisdiction.

Note 3 — Business Acquisitions
The Company has completed the following business acquisitions which are material to the Company's financial statements:
Acquisition of Dominion's Electric Retail Business
On March 31, 2014, the Company acquired the retail electric business of Dominion Resources, Inc., or Dominion. The acquisition of Dominion's retail electricity business is expected to add approximately 500,000 customers in Connecticut, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania and Texas, after customary transitions, to NRG's retail portfolio by the end of 2014. The acquisition supports NRG's ongoing efforts to expand the Company's retail footprint in the Northeast and to grow its retail position in Texas. The Company paid approximately $195 million as cash consideration for the acquisition, including $165 million of purchase price and $30 million paid for working capital balances, which was funded by cash on hand. The purchase price was provisionally allocated to the following: $50 million to accounts receivable-trade, $145 million to customer relationships, $10 million to current assets, $20 million to derivative assets and $30 million to current and non-current liabilities. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
EME Acquisition
On April 1, 2014, the Company acquired substantially all of the assets of Edison Mission Energy, or EME.  EME, through its subsidiaries and affiliates, owned, operated, and leased a portfolio of approximately 8,000 MW consisting of wind energy facilities and coal- and gas-fired generating facilities. The Company paid an aggregate purchase price of $3.4 billion, which was comprised of the following:

	Original Purchase Price	Purchase Price on Acquisition Date
Cash and equivalents (a)	2,285	3,021
Common shares (b)	350	401
Total purchase price	$2,635	$3,422
Less: cash acquired		1,422
Net purchase price		$2,000
(a) The increase in cash paid relates to an increase in acquired cash on hand as well as changes in cash collateral, restricted cash and cash related to unconsolidated subsidiaries. It also reflects lease and debt payments in 2014.
(b) The increase in the value of the common shares reflects an increase in trading price of NRG common shares between October 18, 2013 and April 1, 2014. The shares of NRG common stock were given a value of $350 million in determining the cash purchase price, which was based upon the volume-weighted average trading price over the 20 trading days prior to October 18, 2013.

The purchase price was funded through the issuance of 12,671,977 shares of NRG common stock on April 1, 2014, the issuance of $700 million in newly-issued corporate debt, as described in Note 7, Debt and Capital Leases, and cash on hand. The Company also assumed non-recourse debt of approximately $1.2 billion.
In connection with the transaction, NRG agreed to certain conditions with the parties to the Powerton and Joliet, or POJO, sale-leaseback transaction subject to which an NRG subsidiary assumed the POJO leveraged leases and NRG guaranteed the remaining payments under each lease, which total $485 million through 2034. In connection with this agreement, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with MATS.
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

The purchase price of $3.4 billion was provisionally allocated as follows:

(In millions)
Assets
Cash	$1,422
Current assets	502
Property, plant and equipment	2,576
Intangible assets	1,062
Non-current assets	655
Total assets acquired	6,217

Liabilities
Current and non-current liabilities	905
Out-of-market contracts and leases	288
Long-term debt	1,249
Total liabilities assumed	2,442
Less: noncontrolling interest	354
Net assets acquired	$3,421
The Company incurred and expensed acquisition-related transaction and integration costs of $3 million in the quarter ended March 31, 2014.
Fair value measurements
The provisional fair values of the property, plant and equipment, intangible assets and out-of-market contracts at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Significant inputs were as follows:
Property, plant and equipment - The estimated fair values were determined primarily based on an income method using discounted cash flows and validated using a market approach based on recent transactions of comparable assets. The income approach was primarily relied upon as the forecasted cash flows more appropriately incorporate differences in regional markets, plant types, age, useful life, equipment condition and environmental controls of each asset. The income approach also allows for a more accurate reflection of current and expected market dynamics such as supply and demand, commodity prices and regulatory environment as of the acquisition date.
Intangible assets - The fair values of the power purchase agreements, or PPAs, acquired were determined utilizing a variation of the income approach where the expected future cash flows resulting from the acquired PPAs were reduced by operating costs and charges for contributory assets and then discounted to present value at the weighted average cost of capital of an integrated utility peer group adjusted for project-specific financing attributes. The values were corroborated with available market data.
Out-of-market lease contracts - The estimated fair values of the acquired leases were determined utilizing a variation of the income approach under which the fair value of the lease was determined by discounting the future lease payments at an appropriate discount rate and comparing it to the fair value of the property, plant and equipment being leased.

Supplemental Pro-forma Information
The following supplemental pro-forma information represents the results of operations as if NRG had acquired EME on January 1, 2013:

	For the quarter ended	For the year ended
	March 31, 2014	December 31, 2013
	(in millions except per share amounts)
Operating revenues	4,044	$12,598
Net loss attributable to NRG Energy, Inc.	(49)	(1,040)
Loss per share attributable to NRG common stockholders:
Basic	$(0.15)	$(3.09)
Diluted	$(0.15)	$(3.09)
The supplemental pro-forma information has been adjusted to include the pro-forma impact of depreciation of property, plant and equipment, amortization of lease obligations and out-of-market contracts, based on the preliminary purchase price allocations. The pro-forma data has also been adjusted to eliminate non-recurring transaction costs incurred by NRG, as well as the related tax impact. There were no transactions during the periods between NRG and EME. The pro-forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings or any related integration costs. The Company expects to achieve certain cost savings from the acquisition; however, there can be no assurance that these cost savings will be achieved.
2013 Acquisitions
Energy Systems Acquisition
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
Gregory Acquisition
On August 7, 2013, NRG Texas Gregory, LLC, a wholly owned subsidiary of NRG, acquired Gregory Power Partners, L.P. for approximately $245 million in cash, net of $32 million cash acquired. Gregory is a cogeneration plant located in Corpus Christi, Texas, which has generation capacity of 388 MW and steam capacity of 160 MWt. The Gregory cogeneration plant provides steam, processed water and a small percentage of its electrical generation to the Corpus Christi Sherwin Alumina plant. The majority of the plant's generation is available for sale in the ERCOT market. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The purchase price was provisionally allocated primarily to property, plant, and equipment of $248 million, current assets of $13 million, and other liabilities of $16 million. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair value of certain net assets acquired are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Note 4 — Fair Value of Financial Instruments
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Company's 2013 Form 10-K.
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

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$97	$97	$99	$99
Liabilities:
Long-term debt, including current portion	17,478	17,631	16,804	17,222
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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2014
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$18	$18
Available-for-sale securities	8	—	—	8
Other (a)	22	—	11	33
Trust fund investments:
Cash and cash equivalents	1	—	—	1
U.S. government and federal agency obligations	37	3	—	40
Federal agency mortgage-backed securities	—	62	—	62
Commercial mortgage-backed securities	—	25	—	25
Corporate debt securities	—	90	—	90
Equity securities	280	—	56	336
Foreign government fixed income securities	—	3	—	3
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	366	1,408	120	1,894
Interest rate contracts	—	12	—	12
Total assets	$715	$1,603	$205	$2,523
Derivative liabilities:
Commodity contracts	$257	$1,337	$97	$1,691
Interest rate contracts	—	70	—	70
Total liabilities	$257	$1,407	$97	$1,761
(a) Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.

	As of December 31, 2013
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$16	$16
Available-for-sale securities	2	—	—	2
Other (a)	37	—	10	47
Trust fund investments:
Cash and cash equivalents	26	—	—	26
U.S. government and federal agency obligations	40	5	—	45
Federal agency mortgage-backed securities	—	62	—	62
Commercial mortgage-backed securities	—	14	—	14
Corporate debt securities	—	70	—	70
Equity securities	276	—	56	332
Foreign government fixed income securities	—	2	—	2
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	346	1,126	147	1,619
Interest rate contracts	—	20	—	20
Total assets	$728	$1,299	$229	$2,256
Derivative liabilities:
Commodity contracts	$216	$831	$134	$1,181
Interest rate contracts	—	69	—	69
Total liabilities	$216	$900	$134	$1,250
(a) Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.
There were no transfers during the three months ended March 31, 2014 and 2013 between Levels 1 and 2. The following tables reconcile, for the three months ended March 31, 2014 and 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2014
(In millions)	Debt Securities	Other	Trust Fund Investments	Derivatives(a)	Total
Beginning balance as of December 31, 2013	$16	$10	$56	$13	$95
Total gains/(losses) — realized/unrealized:
Included in earnings	—	1	—	16	17
Included in OCI	2	—	—	—	2
Purchases	—	—	—	(21)	(21)
Contracts acquired in Dominion acquisition	—	—	—	3	3
Transfers into Level 3 (b)	—	—	—	18	18
Transfers out of Level 3 (b)	—	—	—	(6)	(6)
Ending balance as of March 31, 2014	$18	$11	$56	$23	$108
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2014	$—	$—	$—	$19	$19

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2013
(In millions)	Debt Securities	Trust Fund Investments	Derivatives(a)	Total
Beginning balance as of January 1, 2013	$12	$47	$(12)	$47
Total (losses)/gains — realized/unrealized:
Included in earnings	—	—	(27)	(27)
Included in OCI	1	—	—	1
Included in nuclear decommissioning obligations	—	3	—	3
Purchases	—	—	(1)	(1)
Transfers into Level 3 (b)	—	—	15	15
Transfers out of Level 3 (b)	—	—	30	30
Ending balance as of March 31, 2013	$13	$50	$5	$68
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2013	$—	$—	$(21)	$(21)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.
Realized and unrealized gains and losses included in earnings that are related to the energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2014, contracts valued with prices provided by models and other valuation techniques make up 6% of the total derivative assets and 6% of the total derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. As of March 31, 2014, the credit reserve was not a material amount. As of March 31, 2013, the credit reserve resulted in a $5 million increase in fair value which is composed of a $3 million gain in OCI and a $2 million gain in operating revenue and cost of operations.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2013 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's contractual obligations. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, and retail customer credit risk through its retail load activities.

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2013 Form 10-K. As of March 31, 2014, counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $688 million and NRG held collateral (cash and letters of credit) against those positions of $24 million, resulting in a net exposure of $666 million. Approximately 82% of the Company's exposure before collateral is expected to roll off by the end of 2015. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a)
Category	(% of Total)
Financial institutions	41.3%
Utilities, energy merchants, marketers and other	33.1
ISOs	21.4
Coal and emissions	4.2
Total as of March 31, 2014	100%

Net Exposure (a)
Category	(% of Total)
Investment grade	92.0%
Non-rated (b)	7.0
Non-investment grade	1.0
Total as of March 31, 2014	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, a significant portion are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

NRG has counterparty credit risk exposure to certain counterparties, each of which, represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $218 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, South Central load obligations, and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2014, aggregate credit risk exposure managed by NRG to these counterparties was approximately $2.3 billion, including $627 million related to assets of NRG Yield, Inc., for the next five years. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which NRG is unable to predict.
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
As of March 31, 2014, the Company's retail customer credit exposure was diversified across many customers and various industries, as well as government entities.

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

	As of March 31, 2014				As of December 31, 2013
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$1	$—	$—	—	$26	$—	$—	—
U.S. government and federal agency obligations	40	1	—	10	45	1	1	9
Federal agency mortgage-backed securities	62	1	1	24	62	1	1	24
Commercial mortgage-backed securities	25	—	—	30	14	—	—	29
Corporate debt securities	90	2	1	9	70	1	1	9
Equity securities	336	205	—	—	332	204	—	—
Foreign government fixed income securities	3	—	—	12	2	—	—	9
Total	$557	$209	$2		$551	$207	$3
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Three months ended March 31,
	2014	2013
	(In millions)
Realized gains	$3	$1
Realized losses	1	1
Proceeds from sale of securities	183	85

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2013 Form 10-K.
Energy-Related Commodities
As of March 31, 2014, NRG had energy-related derivative financial instruments extending through 2019. The Company voluntarily de-designated all remaining commodity cash flow hedges as of January 1, 2014, and prospectively marked these derivatives to market through the income statement.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable and fixed rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of March 31, 2014, the Company had interest rate derivative instruments on non-recourse debt extending through 2032, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of March 31, 2014 and December 31, 2013. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		March 31, 2014	December 31, 2013
Commodity	Units	(In millions)
Emissions	Short Ton	2	—
Coal	Short Ton	50	51
Natural Gas	MMBtu	(111)	(166)
Oil	Barrel	1	1
Power	MWh	(35)	(27)
Interest	Dollars	$1,439	$1,444
The decrease in the natural gas position was the result of additional purchases entered into during the year to hedge our retail portfolio as well as the settlement of positions during the period.  These amounts were slightly offset by natural gas sales entered into during the year to hedge our conventional power generation.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Derivatives designated as cash flow hedges:
Interest rate contracts current	$—	$—	$32	$35
Interest rate contracts long-term	8	14	31	29
Commodity contracts current	—	—	—	1
Commodity contracts long-term	—	—	—	1
Total derivatives designated as cash flow hedges	8	14	63	66
Derivatives not designated as cash flow hedges:
Interest rate contracts current	—	—	5	4
Interest rate contracts long-term	4	6	2	1
Commodity contracts current	1,573	1,328	1,467	1,015
Commodity contracts long-term	321	291	224	164
Total derivatives not designated as cash flow hedges	1,898	1,625	1,698	1,184
Total derivatives	$1,906	$1,639	$1,761	$1,250

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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of March 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$1,894	$(1,501)	$—	$393
Derivative liabilities	(1,691)	1,501	38	(152)
Total commodity contracts	203	—	38	241
Interest rate contracts:
Derivative assets	12	(8)	—	4
Derivative liabilities	(70)	8	—	(62)
Total interest rate contracts	(58)	—	—	(58)
Total derivative instruments	$145	$—	$38	$183

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$1,619	$(1,032)	$(62)	$525
Derivative liabilities	(1,181)	1,032	18	(131)
Total commodity contracts	438	—	(44)	394
Interest rate contracts:
Derivative assets	20	(12)	—	8
Derivative liabilities	(69)	12	—	(57)
Total interest rate contracts	(49)	—	—	(49)
Total derivative instruments	$389	$—	$(44)	$345
Accumulated Other Comprehensive Loss
The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Three months ended March 31, 2014
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$(1)	$(22)	$(23)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	—	(1)	(1)
Mark-to-market of cash flow hedge accounting contracts	—	(8)	(8)
Accumulated OCI ending balance, net of $17 tax	$(1)	$(31)	$(32)
Losses expected to be realized from OCI during the next 12 months, net of $7 tax	$(1)	$(13)	$(14)

	Three months ended March 31, 2013
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$41	$(72)	$(31)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(8)	3	(5)
Mark-to-market of cash flow hedge accounting contracts	9	3	12
Accumulated OCI ending balance, net of $15 tax	$42	$(66)	$(24)
Gains/(losses) expected to be realized from OCI during the next 12 months, net of $19 tax	$42	$(10)	$32
(Losses)/Gains recognized in income from the ineffective portion of cash flow hedges	$(1)	$1	$—
Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to operating revenue for commodity contracts and interest expense for interest rate contracts. There was no ineffectiveness for the three months ended March 31, 2014.
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

	Three months ended March 31,
	2014	2013
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$3	$(25)
Reversal of gain positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions	(78)	(88)
Net unrealized losses on open positions related to economic hedges	(193)	(149)
Losses on ineffectiveness associated with open positions treated as cash flow hedges	—	(1)
Total unrealized mark-to-market losses for economic hedging activities	(268)	(263)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	—	(28)
Reversal of gain positions acquired as part of the GenOn acquisitions	(1)	(2)
Net unrealized gains/(losses) on open positions related to trading activity	16	(13)
Total unrealized mark-to-market gains/(losses) for trading activity	15	(43)
Total unrealized losses	$(253)	$(306)

	Three months ended March 31,
	2014	2013
	(In millions)
Unrealized losses included in operating revenues	$(316)	$(521)
Unrealized gains included in cost of operations	63	215
Total impact to statement of operations — energy commodities	$(253)	$(306)
Total impact to statement of operations — interest rate contracts	$(4)	$2
The reversal of gain or loss positions acquired as part of the Reliant Energy, Green Mountain Energy and GenOn acquisitions were valued based upon the forward prices on the acquisition dates.

For the three months ended March 31, 2014, the unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward sales of natural gas and electricity due to an increase in forward natural gas and electricity prices.
For the three months ended March 31, 2013, the unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward sales of natural gas and electricity due to an increase in forward natural gas and electricity prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or requires the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of March 31, 2014 was $55 million. The Company is also a party to certain marginable agreements where NRG has a net liability position, but the counterparty has not called for the collateral due, which was approximately $21 million as of March 31, 2014.
See Note 4, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 7 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2013 Form 10-K. Long-term debt and capital leases consisted of the following:

(In millions, except rates)	March 31, 2014	December 31, 2013	Current interest rate % (a)

Recourse debt:
Senior notes, due 2018	$1,130	$1,130	7.625
Senior notes, due 2019	709	800	7.625
Senior notes, due 2019	296	602	8.500
Senior notes, due 2020	1,063	1,062	8.250
Senior notes, due 2021	1,128	1,128	7.875
Senior notes, due 2022	$1,100	—	6.250
Senior notes, due 2023	990	990	6.625
Term loan facility, due 2018	1,997	2,002	L+3.00/L+2.00
Indian River Power LLC, tax-exempt bonds, due 2040 and 2045	247	247	5.375 - 6.00
Dunkirk Power LLC, tax-exempt bonds, due 2042	59	59	5.875
Fort Bend County, tax-exempt bonds, due 2038, 2042, and 2045	67	67	4.750
Subtotal NRG recourse debt	8,786	8,087
Non-recourse debt:
GenOn senior notes, due 2017	778	782	7.875
GenOn senior notes, due 2018	774	780	9.500
GenOn senior notes, due 2020	618	621	9.875
GenOn Americas Generation senior notes, due 2021	501	503	8.500
GenOn Americas Generation senior notes, due 2031	434	435	9.125
Subtotal GenOn debt (non-recourse to NRG)	3,105	3,121
NRG Marsh Landing, due 2017 and 2023	465	473	L+2.75 - 3.00
South Trent Wind LLC, due 2020	68	69	L+2.625
NRG Energy Center Minneapolis LLC, due 2017 and 2025	125	127	5.95 - 7.25
NRG Solar Alpine LLC, due 2022	158	221	L+2.50
NRG Solar Borrego I LLC, due 2024 and 2038	78	78	L+2.50/5.65
NRG Solar Avra Valley LLC, due 2031	62	63	L+2.25
NRG Yield Inc. Convertible Senior Notes, due 2019	323	—	3.5
NRG Yield - other	102	102	various
Subtotal NRG Yield debt (non-recourse to NRG)	1,381	1,133
CVSR High Plains Ranch II LLC, due 2037	798	1,104	2.339 - 3.579
NRG West Holdings LLC, due 2023	520	512	L+2.50 - 2.875
Agua Caliente Solar LLC, due 2037	889	878	2.395 - 3.633
Ivanpah Financing, due 2014, 2015 and 2038	1,588	1,575	1.116 - 4.256
NRG Peaker Finance Co. LLC, bonds due 2019	127	154	L+1.07
TA - High Desert LLC, due 2014, 2023 and 2033	79	80	L+2.50/5.15
NRG Solar Kansas South LLC, due 2014 and 2031	58	58	L+2.00 - 2.625
NRG - other	146	102	various
Subtotal NRG non-recourse debt	4,205	4,463
Subtotal non-recourse debt (including GenOn and NRG Yield)	8,691	8,717
Subtotal long-term debt (including current maturities)	17,477	16,804
Capital leases:
Chalk Point capital lease, due 2015	9	10	8.190
Other	2	3	various
Subtotal long-term debt and capital leases (including current maturities)	17,488	16,817
Less current maturities	685	1,050
Total long-term debt and capital leases	$16,803	$15,767
(a) As of March 31, 2014, L+ equals 3 month LIBOR plus x%, with the exception of the NRG Solar Kansas South LLC cash grant bridge loan which are 1 month LIBOR plus x% and NRG Solar Kansas South LLC term loan which is 6 month LIBOR plus x%.

NRG Recourse Debt
Senior Notes
Issuance of 2024 Senior Notes
On April 21, 2014, NRG issued $1.0 billion in aggregate principal amount at par of 6.25% senior notes due 2024. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on November 1, 2014, until the maturity date of May 1, 2024. The Company expects to utilize the proceeds to redeem all of the outstanding 8.5% and 7.625% 2019 Senior Notes, as described below.
In connection with the 2024 Senior Notes, NRG entered into a registration payment arrangement. For the first 90-day period immediately following a registration default, additional interest will be paid in an amount equal to 0.25% per annum of the principal amount of 2024 Senior Notes outstanding, as applicable. The amount of interest paid will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration defaults are cured, up to a maximum amount of interest of 1.0% per annum of the principal amount of the 2024 Senior Notes outstanding, as applicable. The additional interest is paid on the next scheduled interest payment date and following the cure of the registration default, the additional interest payment will cease.
Issuance of 2022 Senior Notes
On January 27, 2014, NRG issued $1.1 billion in aggregate principal amount at par of 6.25% senior notes due 2022. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on July 15, 2014, until the maturity date of July 15, 2022. The proceeds were utilized to redeem the 8.5% and 7.625% 2019 Senior Notes, as described below, and to fund the acquisition of EME, as further described in Note 3, Business Acquisitions and Dispositions.
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
Redemptions of 8.5% and 7.625% 2019 Senior Notes
On February 10, 2014, the Company redeemed $308 million of its 8.5% 2019 Senior Notes and $91 million of its 7.625% 2019 Senior Notes through a tender offer, at an average early redemption percentage of 106.992% and 105.500%, respectively. A $33 million loss on debt extinguishment of the 8.5% and 7.625% 2019 Senior Notes was recorded during the three months ended March 31, 2014, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
On April 21, 2014, the Company redeemed $74 million of its 8.5% 2019 Senior Notes and $337 million of its 7.625% 2019 Senior Notes through a tender offer and call, at an average early redemption percentage of 105.250% and 104.200%, respectively. A $22 million loss on debt extinguishment of the 8.5% and 7.625% 2019 Senior Notes will be recorded during the three months ended June 30, 2014, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
On April 21, 2014, NRG gave the required notice to redeem for cash all of its remaining 7.625% 2019 Senior Notes on May 21, 2014.  The Company expects to redeem all of its remaining 8.5% 2019 Notes when such notes become callable.

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

NRG Non-Recourse Debt
NRG Yield, Inc. Convertible Notes
During the first quarter of 2014, NRG Yield, Inc. closed on its offering of $345 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019, or the NRG Yield Senior Notes. The NRG Yield Senior Notes are convertible, under certain circumstances, into NRG Yield, Inc. Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of NRG Yield Senior Notes. Interest on the NRG Yield Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014. The NRG Yield Senior Notes mature on February 1, 2019, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding August 1, 2018, the NRG Yield Senior Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The equity component, the $23 million conversion option value, was recorded to NRG's noncontrolling interest for NRG Yield, Inc. with the offset to debt discount. The debt discount will be amortized to interest expense over the term of the notes.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
NRG Yield LLC and NRG Yield Operating LLC, entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. The revolving credit facility can be used for cash or for the issuance of letters of credit. There was no cash drawn or letters of credit issued under the revolving credit facility as of March 31, 2014. On April 25, 2014, NRG Yield LLC and NRG Yield Operating LLC amended the revolving credit facility to increase the available line of credit to $450 million and extend its maturity to April 2019.
Peakers
On February 21, 2014, NRG Peaker Finance Company LLC elected to redeem approximately $30 million of the outstanding bonds at a redemption price equal to the principal amount plus a redemption premium, accrued and unpaid interest, swap breakage, and other fees, totaling approximately $35 million in connection with the removal of Bayou Cove Peaking Power LLC from the peaker financing collateral package, which also involved limited commitments for certain repairs on other assets that were funded concurrently with the December 10, 2013 debt service payment. On March 3, 2014, Bayou Cove Peaking Power LLC sold Bayou Cove Unit 1, which the Company continues to manage and operate.
Note 8 — Variable Interest Entities
NRG has interests in entities that are considered VIEs under ASC 810, Consolidation, but NRG is not considered the primary beneficiary.  NRG accounts for its interests in these entities under the equity method of accounting.
GenConn Energy LLC — Through its consolidated subsidiary, NRG Yield Operating LLC, the Company owns a 50% interest in GenConn, a limited liability company which owns and operates two 190 MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $116 million as of March 31, 2014.
Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. NRG's maximum exposure to loss is limited to its equity investment, which was $84 million as of March 31, 2014.
Texas Coastal Ventures LLC — NRG owns a 50% interest in Texas Coastal Ventures, a joint venture with Hilcorp Energy I, L.P., through its subsidiary Petra Nova LLC. NRG's maximum exposure to loss is limited to its equity investment, which was $68 million as of March 31, 2014.

Note 9 — Changes in Capital Structure
As of March 31, 2014 and December 31, 2013, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2013	401,126,780	(77,347,528)	323,779,252
Shares issued under LTIPs	682,672	—	682,672
Shares issued under ESPP	—	71,595	71,595
Balance as of March 31, 2014	401,809,452	(77,275,933)	324,533,519
As discussed in Note 3, Business Acquisitions, on April 1, 2014, the Company issued 12,671,977 shares of NRG common stock in connection with the acquisition of EME.
The following table lists the dividends paid during the three months ended March 31, 2014:

First Quarter 2014
Dividends per Common Share	$0.12
On April 21, 2014, NRG declared a quarterly dividend on the Company's common stock of $0.14 per share, payable May 15, 2014, to stockholders of record as of May 1, 2014, representing $0.56 on an annualized basis, a 17% increase from $0.48 per share.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.
Note 10 — Loss Per Share
Basic loss per common share is computed by dividing net loss less accumulated preferred stock dividends by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. The reconciliation of NRG's basic and diluted loss per share is shown in the following table:

	Three months ended March 31,
(In millions, except per share data)	2014	2013
Basic and diluted loss per share attributable to NRG common stockholders
Net loss attributable to NRG Energy, Inc.	$(56)	$(332)
Dividends for preferred shares	2	2
Loss Available for Common Stockholders	$(58)	$(334)
Weighted average number of common shares outstanding	324	323
Loss per weighted average common share — basic and diluted	$(0.18)	$(1.03)
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted loss per share:

	Three months ended March 31,
(In millions of shares)	2014	2013
Equity compensation plans	8	13
Embedded derivative of 3.625% redeemable perpetual preferred stock	16	16
Total	24	29

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

(In millions)		Conventional Power Generation
Three months ended March 31, 2014	Retail(a)	Texas(a)	East(a)	South(a) Central	West(a)	Other(a)	Alternative Energy(a)	NRG Yield(a)	Corporate(a)(b)	Elimination	Total
Operating revenues	$1,526	$254	$1,400	$220	$137	$46	$54	$110	$2	$(263)	$3,486
Depreciation and amortization	33	117	66	26	18	1	51	17	6	—	335
Equity in earnings/(losses) of unconsolidated affiliates	—	—	—	—	4	2	(2)	1	—	2	7
Income/(loss) before income taxes	291	(324)	219	(13)	16	3	(76)	21	(237)	2	(98)
Net income/(loss) attributable to NRG Energy, Inc.	$291	$(324)	$219	$(13)	$16	$1	$(59)	$14	$(205)	$4	$(56)
Total assets as of March 31, 2014	$5,173	$11,597	$9,625	$2,640	$1,671	$542	$6,006	$2,534	$28,110	$(32,937)	$34,961

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$2	$289	$83	$—	$—	$24	$6	$—	$2
(b) Includes loss on debt extinguishment of $41 million

(In millions)		Conventional Power Generation
Three months ended March 31, 2013	Retail(c)	Texas(c)	East(c)	South(c) Central	West(c)	Other(c)	Alternative Energy(c)	NRG Yield	Corporate(c)(d)	Elimination	Total
Operating revenues	$1,231	$84	$595	$196	$91	$34	$35	$53	$4	$(242)	$2,081
Depreciation and amortization	32	113	86	24	13	1	24	10	4	—	307
Equity in earnings of unconsolidated affiliates	—	—	—	—	1	1	2	4	—	(5)	3
Income/(loss) before income taxes	369	(426)	(159)	(7)	(7)	4	(24)	11	(244)	—	(483)
Net income/(loss) attributable to NRG Energy, Inc.	$369	$(426)	$(159)	$(7)	$(7)	$4	$(25)	$11	$(92)	$—	$(332)

(c) Operating revenues include inter-segment sales and net derivative gains and losses of:	$1	$229	$(9)	$2	$—	$16	$4	$—	$4
(d) Includes loss on debt extinguishment of $28 million.

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013
Loss before income taxes	$(98)	$(483)
Income tax benefit	(31)	(152)
Effective tax rate	31.6%	31.5%
For the three months ended March 31, 2014, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of non-taxable equity earnings, production tax credits and the impact of state and local income taxes.
For the three months ended March 31, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to change in the valuation allowance as a result of capital losses generated during the period.
Uncertain Tax Benefits
As of March 31, 2014, NRG has recorded a non-current tax liability of $63 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. NRG has accrued interest related to these uncertain tax benefits of $1 million for the three months ended March 31, 2014, and has accrued $14 million of interest and penalties since adoption. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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

Note 13 — Commitments and Contingencies
Commitments
This footnote should be read in conjunction with the complete description under Note 22, Commitments and Contingencies, to the Company's 2013 Form 10-K.
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn acquisition and assets held by NRG Yield, Inc., to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of March 31, 2014, hedges under the first lien were out-of-the-money for NRG on a counterparty aggregate basis.
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
NRG Energy Center San Francisco LLC
In 2013, NRG Energy Center San Francisco LLC received a Notice of Violation from the San Francisco Department of Public Health alleging improper monitoring of three underground storage tanks. The tanks have not leaked. The Company anticipates settling this matter in 2014 for approximately $137,000.

Louisiana Generating, LLC
Big Cajun II Alleged Opacity Violations — On September 7, 2012, LaGen received a Consolidated Compliance Order & Notice of Potential Penalty, or CCO&NPP, from the LDEQ.  The CCO&NPP alleges there were opacity exceedance events from the Big Cajun II Power Plant on certain dates during the years 2007-2012. In February 2014, LaGen and LDEQ settled this matter for approximately $47,000.
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

Pending Natural Gas Litigation
GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit reversed the decision of the U.S. District Court for the District of Nevada. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit’s decision. On December 2, 2013, the Supreme Court requested the views of the U.S. Solicitor General on the petition for a writ of certiorari. In September 2012, the State of Nevada Supreme Court, which is handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs in the Nevada case filed a petition for a writ of certiorari to the U.S. Supreme Court. In June 2013, the U.S. Supreme Court denied the petition for a writ of certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
Cheswick Class Action Complaint
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents. The Company disputes these allegations. Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief. Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the Company's plant. In July 2012, the Company removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the court granted the Company's motion to dismiss, which Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Third Circuit reversed the decision of the District Court. On September 3, 2013, the Company filed a petition for rehearing with the Third Circuit which was subsequently denied. In February 2014, the Company filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Third Circuit decision. The District Court has stayed further proceedings in the case pending a decision on the petition for a writ of certiorari.
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
Energy Plus Holdings
Energy Plus Holdings continues to cooperate with the Connecticut Office of Attorney General and Office of Consumer Counsel and the State of New York Office of Attorney General to resolve certain issues related to Energy Plus Holdings's sales, marketing and business practices.  Energy Plus Holdings has been involved in settlement discussions with the Connecticut Office of Attorney General, the Connecticut Office of Consumer Counsel and the New York Office of Attorney General to reach a resolution of the matters in the respective states.
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

Note 14 — Regulatory Matters
This footnote should be read in conjunction with the complete description under Note 23, Regulatory Matters, to the Company's 2013 Form 10-K.
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
On November 18, 2011, Southern California Edison Company, or SCE, filed with the CPUC, seeking authorization to begin charging generators station power charges, and to assess such charges retroactively, which the Company and other generators have challenged. On August 13, 2012, the CPUC Energy Division issued a draft resolution in which it rejected the Company's arguments and approved Southern California Edison's proposed station power charges, including retroactive implementation, but proposing a credit to generators for some portion of their retail station power bill. However, the CPUC withdrew the draft resolution from the calendar and consideration of the measure has not yet been rescheduled.
On April 14, 2014, the CPUC put forth Draft Resolutions for how station power will be handled in the SCE and PG&E service territories. The Draft Resolutions establish a 15 minute netting period, to take effect December 18, 2012, which means that there would be no refund liability associated with station power consumption prior to December 18, 2012. The CPUC is expected to take up the Draft Resolutions at its May meeting. If approved, parties would have 30 days to appeal the ruling before it would be considered final.
Texas
South Texas Project — On March 31, 2014, STP submitted the response to a request for information from the NRC regarding the re-evaluation of the seismic hazard at the site, conducted in response to recommendation 2.1 of the Near-Term Task Force that was convened in response to the accident at Fukushima. On March 12, 2012, after the initial industry-wide submittal was reviewed by the NRC, the agency questioned the varying standards applied to risk assessment for seismic hazards used for initial licensing at some stations. As a result, all stations were directed to re-evaluate the risk against present-day requirements and the current design basis. The seismic evaluation of the STP site, recently conducted when preparing the application for a combined construction and operating license for the STP Units 3 & 4 development project, provided some assurance of the adequacy of the walk-downs and analyses to be conducted. The station followed the guidance in the “Seismic Evaluation Guidance: Screening, Prioritization, and Implementation Details (SPID) for the Resolution of Fukushima Near-Term Task Force Recommendation 2.1: Seismic” report published by the Electric Power Research Institute. This re-evaluation confirmed that the updated ground motion response spectrum does not exceed the bounds of the safe shutdown earthquake found in the current design basis and as a result, no further evaluations need be performed.

Note 15 — Environmental Matters
This footnote should be read in conjunction with the complete description under Note 24, Environmental Matters, to the Company's 2013 Form 10-K.
NRG is subject to a wide range of environmental regulations in the development, ownership, construction and operation of projects in the United States and certain international regions. These laws and regulations generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental regulations have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws and regulations are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Company's facilities, which could have a material effect on the Company's operations.
The EPA released CSAPR on July 7, 2011, which was scheduled to replace CAIR on January 1, 2012. On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating CSAPR and keeping CAIR in place until the EPA can replace it. On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's opinion. NRG expects further proceedings in the D.C. Circuit over the next few months. While NRG is unable to predict the final outcome of the ongoing litigation, the Company believes its investment in pollution controls and cleaner technologies coupled with planned strategic plant retirement should leave the fleet well positioned for compliance.
In January 2014, the EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1000 pounds of CO2 per MWh for large gas units and 1100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In 2014, the EPA intends to propose another rule that would require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities.
East Region
The MDE has announced that it intends to promulgate more stringent regulations regarding NOx emissions, which could negatively affect certain of the Company's coal facilities located in Maryland.
Environmental Capital Expenditures
Based on current rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2014 through 2018 required to comply with environmental laws will be approximately $326 million which includes $116 million for GenOn.
In connection with the acquisition of EME, as further described in Note 3, Business Acquisitions, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with MATS, of which the Company estimates that up to $100 million will be incurred in 2014. The Company is in the process of evaluating additional capital expenditures that will be incurred in connection with the acquisition and integration of EME.

Note 16 — Condensed Consolidating Financial Information
As of March 31, 2014, the Company had outstanding $6.4 billion of Senior Notes due from 2018 - 2023, as shown in Note 7, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of March 31, 2014:

Ace Energy, Inc.	Meriden Gas Turbines LLC	NRG Oswego Harbor Power Operations Inc.
Allied Warranty LLC	Middletown Power LLC	NRG PacGen Inc.
Allied Home Warranty GP LLC	Montville Power LLC	NRG Power Marketing LLC
Arthur Kill Power LLC	NEO Corporation	NRG Reliability Solutions LLC
Astoria Gas Turbine Power LLC	NEO Freehold-Gen LLC	NRG Renter's Protection LLC
Bayou Cove Peaking Power, LLC	NEO Power Services Inc.	NRG Retail LLC
BidURenergy, Inc.	New Genco GP, LLC	NRG Retail Northeast LLC
Cabrillo Power I LLC	Norwalk Power LLC	NRG Rockford Acquisition LLC
Cabrillo Power II LLC	NRG Affiliate Services Inc.	NRG Saguaro Operations Inc.
Carbon Management Solutions LLC	NRG Artesian Energy LLC	NRG Security LLC
Clean Edge Energy LLC	NRG Arthur Kill Operations Inc.	NRG Services Corporation
Conemaugh Power LLC	NRG Astoria Gas Turbine Operations Inc.	NRG SimplySmart Solutions LLC
Connecticut Jet Power LLC	NRG Bayou Cove LLC	NRG South Central Affiliate Services Inc.
Cottonwood Development LLC	NRG Cabrillo Power Operations Inc.	NRG South Central Generating LLC
Cottonwood Energy Company LP	NRG California Peaker Operations LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners I LLC	NRG Cedar Bayou Development Company, LLC	NRG South Texas LP
Cottonwood Generating Partners II LLC	NRG Connecticut Affiliate Services Inc.	NRG Texas C&I Supply LLC
Cottonwood Generating Partners III LLC	NRG Construction LLC	NRG Texas Gregory LLC
Cottonwood Technology Partners LP	NRG Curtailment Solutions LLC	NRG Texas Holding Inc.
Devon Power LLC	NRG Development Company Inc.	NRG Texas LLC
Dunkirk Power LLC	NRG Devon Operations Inc.	NRG Texas Power LLC
Eastern Sierra Energy Company LLC	NRG Dispatch Services LLC	NRG Unemployment Protection LLC
El Segundo Power, LLC	NRG Dunkirk Operations Inc.	NRG Warranty Services LLC
El Segundo Power II LLC	NRG El Segundo Operations Inc.	NRG West Coast LLC
Elbow Creek Wind Project LLC	NRG Energy Labor Services LLC	NRG Western Affiliate Services Inc.
Energy Alternatives Wholesale, LLC	NRG Energy Services Group LLC	O'Brien Cogeneration, Inc. II
Energy Curtailment Specialists, Inc.	NRG Energy Services International Inc.	ONSITE Energy, Inc.
Energy Plus Holdings LLC	NRG Energy Services LLC	Oswego Harbor Power LLC
Energy Plus Natural Gas LLC	NRG Generation Holdings, Inc.	RE Retail Receivables, LLC
Energy Protection Insurance Company	NRG Home & Business Solutions LLC	Reliant Energy Northeast LLC
Everything Energy LLC	NRG Home Solutions LLC	Reliant Energy Power Supply, LLC
GCP Funding Company, LLC	NRG Home Solutions Product LLC	Reliant Energy Retail Holdings, LLC
Green Mountain Energy Company	NRG Homer City Services LLC	Reliant Energy Retail Services, LLC
Green Mountain Energy Company	NRG Huntley Operations Inc.	RERH Holdings LLC
(NY Com) LLC	NRG Identity Protect LLC	Saguaro Power LLC
Green Mountain Energy Company	NRG Ilion Limited Partnership	Somerset Operations Inc.
(NY Res) LLC	NRG Ilion LP LLC	Somerset Power LLC
Gregory Partners, LLC	NRG International LLC	Texas Genco Financing Corp.
Gregory Power Partners LLC	NRG Maintenance Services LLC	Texas Genco GP, LLC
Huntley Power LLC	NRG Mextrans Inc.	Texas Genco Holdings, Inc.
Independence Energy Alliance LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco LP, LLC
Independence Energy Group LLC	NRG Middletown Operations Inc.	Texas Genco Operating Services, LLC
Independence Energy Natural Gas LLC	NRG Montville Operations Inc.	Texas Genco Services, LP
Indian River Operations Inc.	NRG New Jersey Energy Sales LLC	US Retailers LLC
Indian River Power LLC	NRG New Roads Holdings LLC	Vienna Operations Inc.
Keystone Power LLC	NRG North Central Operations Inc.	Vienna Power LLC
Langford Wind Power, LLC	NRG Northeast Affiliate Services Inc.	WCP (Generation) Holdings LLC
Lone Star A/C & Appliance Repairs, LLC	NRG Norwalk Harbor Operations Inc.	West Coast Power LLC
Louisiana Generating LLC	NRG Operating Services, Inc.

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
The following condensed consolidating financial information presents the financial information of NRG Energy, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries in accordance with Rule 3-10 under the SEC Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
In this presentation, NRG Energy, Inc. consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of NRG are reported on an equity basis. For companies acquired, the fair values of the assets and liabilities acquired have been presented on a push-down accounting basis.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,279	$1,251	$—	$(44)	$3,486
Operating Costs and Expenses
Cost of operations	1,793	974	(4)	(30)	2,733
Depreciation and amortization	198	134	3	—	335
Selling, general and administrative	105	57	64	—	226
Acquisition-related transaction and integration costs	—	1	11	—	12
Development activity expenses	—	10	9		19
Total operating costs and expenses	2,096	1,176	83	(30)	3,325
Gain on sale of assets	—	19	—	—	19
Operating Income/(Loss)	183	94	(83)	(14)	180
Other Income/(Expense)
Equity in earnings/(loss) of consolidated subsidiaries	49	(6)	115	(158)	—
Equity in earnings of unconsolidated affiliates	4	1	—	2	7
Other income, net	1	4	7	(1)	11
Loss on debt extinguishment	—	(9)	(32)	—	(41)
Interest expense	(6)	(107)	(143)	1	(255)
Total other expense	48	(117)	(53)	(156)	(278)
Income/(Loss) Before Income Taxes	231	(23)	(136)	(170)	(98)
Income tax expense/(benefit)	63	(10)	(84)		(31)
Net Income/(Loss)	168	(13)	(52)	(170)	(67)
Less: Net (loss)/income attributable to noncontrolling interest	—	(3)	4	(12)	(11)
Net Income/(Loss) attributable to NRG Energy, Inc.	$168	$(10)	$(56)	$(158)	$(56)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Three Months Ended March 31, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$168	$(13)	$(52)	$(170)	$(67)
Other comprehensive income, net of tax
Unrealized gain/(loss) on derivatives, net	6	(6)	5	(14)	(9)
Foreign currency translation adjustments, net	—	6	—	—	6
Available-for-sale securities, net	—	—	4	2	6
Defined benefit plan, net	2	—	—	—	2
Other comprehensive income	8	—	9	(12)	5
Comprehensive income/(loss)	176	(13)	(43)	(182)	(62)
Less: Comprehensive (loss)/income attributable to noncontrolling interest	—	(5)	4	(14)	(15)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	176	(8)	(47)	(168)	(47)
Dividends for preferred shares	—	—	2	—	2
Comprehensive income/(loss) available for common stockholders	$176	$(8)	$(49)	$(168)	$(49)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$22	$1,459	$1,706	$—	$3,187
Funds deposited by counterparties	4	—	—	—	4
Restricted cash	16	189	4	—	209
Accounts receivable, net	906	243	—	—	1,149
Inventory	380	401	—	—	781
Derivative instruments	970	634	—	(31)	1,573
Deferred income taxes	—	41	37	—	78
Cash collateral paid in support of energy risk management activities	315	372	—	—	687
Accounts receivable - affiliate	5,217	67	(4,043)	(1,233)	8
Renewable energy grant receivable	—	116	—	—	116
Prepayments and other current assets	120	447	24	—	591
Total current assets	7,950	3,969	(2,272)	(1,264)	8,383
Net property, plant and equipment	9,023	10,498	148	(25)	19,644
Other Assets
Investment in subsidiaries	558	(319)	19,103	(19,342)	—
Equity investments in affiliates	(27)	594	—	(105)	462
Notes receivable, less current portion	—	58	131	(120)	69
Goodwill	1,974	64	—	—	2,038
Intangible assets, net	1,075	242	4	(21)	1,300
Nuclear decommissioning trust fund	557	—	—	—	557
Deferred income tax	3	689	724	—	1,416
Derivative instruments	130	208	—	(5)	333
Other non-current assets	87	280	392	—	759
Total other assets	4,357	1,816	20,354	(19,593)	6,934
Total Assets	$21,330	$16,283	$18,230	$(20,882)	$34,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$664	$20	$—	$685
Accounts payable	668	390	24	—	1,082
Accounts payable — affiliate	802	1,167	(736)	(1,233)	—
Derivative instruments	954	581	—	(31)	1,504
Cash collateral received in support of energy risk management activities	4	—	—	—	4
Accrued expenses and other current liabilities	246	480	223	1	950
Total current liabilities	2,675	3,282	(469)	(1,263)	4,225
Other Liabilities
Long-term debt and capital leases	317	8,147	8,460	(121)	16,803
Nuclear decommissioning reserve	298	—	—	—	298
Nuclear decommissioning trust liability	324	—	—	—	324
Deferred income taxes	1,090	(1,003)	(63)	—	24
Derivative instruments	176	86	—	(5)	257
Out-of-market contracts	123	1,034	—	—	1,157
Other non-current liabilities	428	622	179	1	1,230
Total non-current liabilities	2,756	8,886	8,576	(125)	20,093
Total liabilities	5,431	12,168	8,107	(1,388)	24,318
3.625% convertible perpetual preferred stock	—	—	249	—	249
Stockholders’ Equity	15,899	4,115	9,874	(19,494)	10,394
Total Liabilities and Stockholders’ Equity	$21,330	$16,283	$18,230	$(20,882)	$34,961

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided/(Used) by Operating Activities	446	430	(886)	401	391
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(405)	4	401	—	—
Acquisition of businesses, net of cash acquired	—	(25)	(193)	—	(218)
Capital expenditures	(73)	(162)	(2)	—	(237)
Decrease in restricted cash, net	—	3	—	—	3
(Increase)/decrease in restricted cash — U.S. DOE projects	(4)	60	—	—	56
Decrease in notes receivable	—	1	—	—	1
Investments in nuclear decommissioning trust fund securities	(188)	—	—	—	(188)
Proceeds from sales of nuclear decommissioning trust fund securities	183	—	—	—	183
Proceeds from renewable energy grants	—	387	—	—	387
Proceeds from sale of assets, net of cash disposed of	—	—	77	—	77
Cash proceeds to fund cash grant bridge loan payment	—	57	—	—	57
Other	7	(4)	—	—	3
Net Cash (Used)/Provided by Investing Activities	(480)	321	283	—	124
Cash Flows from Financing Activities
Proceeds from/payments for intercompany loans	—	—	401	(401)	—
Payment of dividends to common and preferred stockholders	—	—	(41)	—	(41)
Net payments for settlement of acquired derivatives that include financing elements	—	(223)	—	—	(223)
Contributions from noncontrolling interest in subsidiaries	—	9	—	—	9
Proceeds from issuance of long-term debt	—	464	1,100	—	1,564
Proceeds from issuance of common stock	—	—	3	—	3
Payment of debt issuance and hedging costs	—	(9)	(14)	—	(23)
Payments for short and long-term debt	—	(405)	(468)	—	(873)
Net Cash (Used)/Provided by Financing Activities	—	(164)	981	(401)	416
Effect of exchange rate changes on cash and cash equivalents	—	2	—	—	2
Net (Decrease)/Increase in Cash and Cash Equivalents	(34)	589	378	—	933
Cash and Cash Equivalents at Beginning of Period	56	870	1,328	—	2,254
Cash and Cash Equivalents at End of Period	$22	$1,459	$1,706	$—	$3,187

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$1,590	$525	$—	$(34)	$2,081
Operating Costs and Expenses
Cost of operations	1,258	515	7	(27)	1,753
Depreciation and amortization	204	100	3	—	307
Selling, general and administrative	115	52	67	(7)	227
Acquisition-related transaction and integration costs	—	29	13	—	42
Development activity expenses	—	6	12	—	18
Total operating costs and expenses	1,577	702	102	(34)	2,347
Operating Income/(Loss)	13	(177)	(102)	—	(266)
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	1	(2)	(164)	165	—
Equity in earnings of unconsolidated affiliates	1	2	—	—	3
Other income, net	1	2	1	—	4
Loss on debt extinguishment	—	—	(28)	—	(28)
Interest expense	(5)	(64)	(127)	—	(196)
Total other expense	(2)	(62)	(318)	165	(217)
Income/(Loss) Before Income Taxes	11	(239)	(420)	165	(483)
Income tax expense/(benefit)	21	(85)	(88)	—	(152)
Net Loss	(10)	(154)	(332)	165	(331)
Less: Net income attributable to noncontrolling interest	—	1	—	—	1
Net Loss attributable to NRG Energy, Inc.	$(10)	$(155)	$(332)	$165	$(332)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Loss	$(10)	$(154)	$(332)	$165	$(331)
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(9)	5	7	4	7
Available-for-sale securities, net	—	—	2	—	2
Defined benefit plan	—	—	5	—	5
Other comprehensive (loss)/income	(9)	5	14	4	14
Comprehensive loss	(19)	(149)	(318)	169	(317)
Less: Comprehensive income attributable to noncontrolling interest	—	1	—	—	1
Comprehensive loss attributable to NRG Energy, Inc.	(19)	(150)	(318)	169	(318)
Dividends for preferred shares	—	—	2	—	2
Comprehensive loss available for common stockholders	$(19)	$(150)	$(320)	$169	$(320)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$56	$870	$1,328	$—	$2,254
Funds deposited by counterparties	7	56	—	—	63
Restricted cash	12	252	4	—	268
Accounts receivable, net	965	249	—	—	1,214
Inventory	436	462	—	—	898
Derivative instruments	866	470	—	(8)	1,328
Deferred income taxes	—	41	217	—	258
Cash collateral paid in support of energy risk management activities	214	62	—	—	276
Renewable energy grant receivable	—	539	—	—	539
Prepayments and other current assets	4,778	379	(3,802)	(857)	498
Total current assets	7,334	3,380	(2,253)	(865)	7,596
Net Property, Plant and Equipment	9,116	10,604	153	(22)	19,851
Other Assets
Investment in subsidiaries	32	422	18,266	(18,720)	—
Equity investments in affiliates	(30)	583	—	(100)	453
Capital leases and notes receivable, less current portion	—	62	105	(94)	73
Goodwill	1,973	12	—	—	1,985
Intangible assets, net	925	232	4	(21)	1,140
Nuclear decommissioning trust fund	551	—	—	—	551
Deferred income taxes	—	681	521	—	1,202
Derivative instruments	110	202	—	(1)	311
Other non-current assets	76	281	383	—	740
Total other assets	3,637	2,475	19,279	(18,936)	6,455
Total Assets	$20,087	$16,459	$17,179	$(19,823)	$33,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$1,029	$20	$—	$1,050
Accounts payable	652	352	34	—	1,038
Accounts payable — affiliate	1,350	760	(1,253)	(857)	—
Derivative instruments	859	204	—	(8)	1,055
Cash collateral received in support of energy risk management activities	6	57	—	—	63
Accrued expenses and other current liabilities	297	410	291	—	998
Total current liabilities	3,165	2,812	(908)	(865)	4,204
Other Liabilities
Long-term debt and capital leases	317	7,837	7,707	(94)	15,767
Nuclear decommissioning reserve	294	—	—	—	294
Nuclear decommissioning trust liability	324	—	—	—	324
Deferred income taxes	1,024	(1,002)	—	—	22
Derivative instruments	147	49	—	(1)	195
Out-of-market contracts	127	1,050	—	—	1,177
Other non-current liabilities	412	615	174	—	1,201
Total non-current liabilities	2,645	8,549	7,881	(95)	18,980
Total liabilities	5,810	11,361	6,973	(960)	23,184
3.625% Preferred Stock	—	—	249	—	249
Stockholders’ Equity	14,277	5,098	9,957	(18,863)	10,469
Total Liabilities and Stockholders’ Equity	$20,087	$16,459	$17,179	$(19,823)	$33,902

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Cash Provided/(Used) by Operating Activities	200	(241)	(83)	—	(124)
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(106)	1	—	105	—
Acquisition of businesses, net of cash acquired	—	(18)	—	—	(18)
Capital expenditures	(66)	(731)	(16)	—	(813)
Increase in restricted cash, net	—	(12)	(1)	—	(13)
Decrease/(Increase) in restricted cash — U.S. DOE projects	—	13	(1)	—	12
Increase in notes receivable	—	(1)	(8)	—	(9)
Investments in nuclear decommissioning trust fund securities	(95)	—	—	—	(95)
Proceeds from sales of nuclear decommissioning trust fund securities	85	—	—	—	85
Proceeds from renewable energy grants	—	16	—	—	16
Other	(1)	—	—	—	(1)
Net Cash Used by Investing Activities	(183)	(732)	(26)	105	(836)
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	—	105	(105)	—
Payment of dividends to preferred stockholders	—	—	(31)	—	(31)
Payment for treasury stock	—	—	(20)	—	(20)
Net (payment for)/receipts from settlement of acquired derivatives that include financing elements	(27)	125	—	—	98
Proceeds from issuance of long-term debt	—	728	8	—	736
Proceeds from issuance of common stock	—	—	1	—	1
Sale proceeds and other contributions from noncontrolling interest in subsidiaries	—	20	—	—	20
Payment of debt issuance costs	—	(3)	(2)	—	(5)
Payments for short and long-term debt	—	(15)	(204)	—	(219)
Net Cash (Used)/Provided by Financing Activities	(27)	855	(143)	(105)	580
Net Decrease in Cash and Cash Equivalents	(10)	(118)	(252)	—	(380)
Cash and Cash Equivalents at Beginning of Period	78	1,258	751	—	2,087
Cash and Cash Equivalents at End of Period	$68	$1,140	$499	$—	$1,707

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2014 and 2013. Also refer to NRG's 2013 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section which provides a description of NRG's business segments; Strategy section; Business Environment section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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
The following table summarizes NRG's global generation portfolio as of March 31, 2014, by operating segment, which includes 86 active fossil fuel and nuclear plants, eleven Utility Scale Solar facilities and four wind farms, as well as Distributed Solar facilities. Also included are one Utility Scale Solar facility and additional Distributed Solar facilities currently under construction. All Utility Scale Solar and Distributed Solar facilities are described in megawatts on an alternating current basis. MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units:

	Fossil Fuel, Nuclear, and Renewable
	(In MW)
	Texas	East(a)(b)(c)(d)	South Central	West	Alternative Energy	NRG Yield	Total Domestic	Other(Inter-national)	Total Global
Primary Fuel-type
Natural gas (e)	5,190	7,413	3,742	6,779	—	843	23,967	—	23,967
Coal	4,193	6,879	1,496	—	—	—	12,568	605	13,173
Oil (f)	—	5,513	—	—	—	190	5,703	—	5,703
Nuclear	1,176	—	—	—	—	—	1,176	—	1,176
Wind	—	—	—	—	347	101	448	—	448
Utility Scale Solar	—	—	—	—	836	303	1,139	—	1,139
Distributed Solar	—	—	—	—	37	10	47	—	47
Total generation capacity	10,559	19,805	5,238	6,779	1,220	1,447	45,048	605	45,653
Capacity attributable to noncontrolling interest	—	—	—	—	(331)	(499)	(830)	—	(830)
Total net generation capacity	10,559	19,805	5,238	6,779	889	948	44,218	605	44,823

Under Construction
Utility Scale Solar	—	—	—	—	26	—	26	—	26
Distributed Solar	—	—	—	—	6	—	6	—	6
Total under construction	—	—	—	—	32	—	32	—	32
(a) NRG notified PJM that it no longer intends to deactivate Portland Units 1 and 2 (401 MW), but instead will mothball those units effective June 1, 2014, with an expected return to service no later than June 1, 2016 using an alternative fuel.
(b) NRG notified PJM that it no longer intends to place the coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup, but instead will mothball those units beginning on April 16, 2015, with an expected return to service no later than June 1, 2016 using an alternative fuel.
(c) NRG notified PJM that it no longer intends to deactivate Chalk Point Units 1 and 2 (667 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(d) NRG notified PJM that it no longer intends to deactivate Dickerson Units 1, 2 and 3 (537 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(e) The South Central operating segment reflects the sale of the 75 MW Bayou Cove Unit 1 on March 3, 2014.
(f) The NRG Yield operating segment consists of two dual-fuel (natural gas and oil) simple-cycle generation facilities.

In addition, the Company's thermal assets, which are part of the NRG Yield operating segment, provide steam and chilled water capacity of approximately 1,464 MWt through the district energy business, 118 MWt of which is available under right-to-use provisions contained in agreements between two of NRG's thermal facilities and certain of their customers. On January 31, 2014, the Company completed the sale of Kendall, a 256 MW natural gas facility in Cambridge, MA. The Company does not anticipate returning the S.R. Bertron 727 MW natural gas facility to service in 2014.

The generation table above does not reflect 7,704 MW attributable to EME, which was acquired by the Company on April 1, 2014, bringing NRG's total fleet to approximately 53,000 MW of generating capacity. The following table reflects the portion of EME's global generation portfolio acquired by the Company on April 1, 2014:

	EME Fossil Fuel and Renewable
	(In MW)
	East	West (a)	Alternative Energy	Total Domestic	Other (Inter-national)	Total Global
Primary Fuel-type
Natural gas	—	1,476	—	1,476	144	1,620
Coal	4,394	—	—	4,394	—	4,394
Oil	305	—	—	305	—	305
Wind	—	—	1,724	1,724	—	1,724
Total generation capacity	4,699	1,476	1,724	7,899	144	8,043
Capacity attributable to noncontrolling interest	(40)	—	(299)	—	—	(339)
Total net generation capacity	4,659	1,476	1,425	7,899	144	7,704
(a) NRG completed an asset swap transaction on April 30, 2014, reducing net owned natural gas generating capacity in EME's West region by 87 MW.
NRG's Business Strategy
NRG's business strategy is intended to maximize stockholder value through the production and sale of safe, reliable and affordable power to its customers in the markets served by the Company, while aggressively positioning the Company to meet the market's increasing demand for sustainable and low carbon energy solutions individualized for the benefit of the end use energy consumer. This strategy is designed to enhance the Company's core business of competitive power generation and mitigate the risk of declining power prices while continuing the Company’s commitment to safety for its employees, customers and partners.

The Company believes that the U.S. energy industry is going to be increasingly impacted by the long-term societal trend towards sustainability, which is both generational and irreversible. Moreover, it further believes the information technology driven revolution, which has enabled greater and easier personal choice in other sectors of the consumer economy, will do the same in the U.S. energy sector over the years to come. Finally, NRG believes that the aging transmission and distribution infrastructure of the national grid is becoming increasingly inadequate in the face of the more extreme weather demands of the 21st century. As a result, energy consumers are expected to have increasing personal control over whom they buy their energy from, how that energy is generated and used (including their ability to self-generate from their own primarily sustainable energy resources) and what environmental impact individual choices will have.

To address these trends and effectuate the Company’s strategy, NRG remains focused on: (i) excellence in operating performance of its existing assets; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) investing in, and deploying, alternative energy technologies both in its wholesale through its wind and solar portfolio and, particularly, in and around its Retail Business and its customers; (iv) repowering of power generation assets at premium sites; and (v) optimal hedging of generation assets and retail load operations; (vi) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management; and (vii) pursuing selective acquisitions, joint ventures, divestitures and investments. The Company's advances in each of these areas are driven by select acquisitions, joint ventures, and investments that are more fully described in Item 1, Business - New and On-going Company Initiatives and Development Projects and in Management's Discussion and Analysis of Financial Condition and Results of Operations, New and On-going Company Initiatives and Development Projects of the Company's 2013 Form 10-K, and this Form 10-Q.

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

Environmental Matters
A number of regulations with the potential to affect the Company and its facilities are in development or under review by the EPA: NSPS for GHGs, NAAQS revisions and implementation, coal combustion byproducts regulation, effluent guidelines and once-through cooling regulations. While most of these regulations have been considered for some time, the outcomes and any resulting impact on NRG cannot be fully predicted until the rules are finalized (and any resulting legal challenges resolved). The Company’s environmental matters are described in the Company’s 2013 Form 10-K in Item 1, Business — Environmental Matters. These matters have been updated in Note 15, Environmental Matters, to this Form 10-Q as found in Item 1.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2013 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 14, Regulatory Matters, to this Form 10-Q as found in Item 1.
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
East Region
PJM
Capacity Replacement — On March 10, 2014, PJM filed at FERC to limit speculation in the annual capacity auction. Specifically, PJM proposes tariff changes that will restore incentives to submit offers for only capacity resources that are reasonably expected to be provided as a physical resource by the start of the delivery year. These changes include the addition of a replacement capacity adjustment charge that is intended to remove the incentive to profit from replacing capacity commitments, an increase in deficiency penalties for non-performance, and a reduction in the number of Incremental Auctions from three to one. If approved by FERC, the capacity replacement rules could have a material impact on future PJM capacity prices.
Capacity Import Limits — On April 22, 2014, FERC approved PJM’s proposal to add a limit on the amount of capacity from external resources that PJM can reliably import into the PJM Region. The capacity import limit will be in effect for the 2017/2018 Base Residual Auction, may decrease the amount of capacity imports allowed into PJM, as compared to recent auctions and could have a material impact on future PJM capacity prices.
New England
Sloped Demand Curve Filing — On April 1, 2014, ISO-NE filed at FERC to establish a sloped demand curve for use in the ISO-NE Forward Capacity Market. The proposed tariff changes also seek to extend the period during which a market participant can lock-in the capacity price for a new resource from five to seven years, establishes a limited exemption for the buyer-side market mitigation rules for specific resources, and eliminates the administrative pricing rules. The shift away from the current vertical demand curve and accompanying proposed changes could have a material impact on the capacity prices in future auctions.
Complaint Regarding 2014 Forward Capacity Auction Results — In April 2014, a number of parties protested the results of ISO-NE’s 2014 Forward Capacity Auction. Several parties alleged that the results were the result of market manipulation by one or more market participants, and that the results should be overturned. FERC's decision remains pending.

New York
NYSPSC Order Rescinding Danskammer Retirement — On October 28, 2013, the NYSPSC took emergency action to rescind its approval for the 530 MW Danskammer facility to retire on October 30, 2013.  The NYSPSC’s stated goal was to allow the facility to return to service in order to constrain rate increases in New York.  The NYPSC approved the emergency Order and granted an extension until March 17, 2014 for Helios Capital LLC to file its plan to operate or retire the unit.  On March 28, 2014, the NYPSC adopted the October 28, 2013 Order as permanent rule.  The return to service of this facility may affect capacity prices received by NRG for its resources in the Rest-of-State capacity zone and the Lower Hudson Valley capacity zone.

Independent Power Producers of New York Complaint — On May 10, 2013, a generator trade association in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The complaints point to the recent reliability services agreements entered into between the NYSPSC and generators, including Dunkirk Power, as evidence that capacity market prices are being influenced by non-market considerations. The complainants seek to prevent below-cost offers from artificially suppressing prices in the New York Control Area Installed Capacity Spot Market Auction. A number of New York Transmission Owners protested the filing and the case is pending.

On March 25, 2014, the generators filed an Amended Complaint against the NYISO in light of the executed term sheet between Niagara Mohawk Power Corporation d/b/a National Grid and Dunkirk Power, which was filed at NYPSC in February 2014. Under the term sheet, National Grid and Dunkirk Power are to enter into a definitive agreement pursuant to which Dunkirk Power will undertake a gas addition project to enable Units 2-4 to run on natural gas in exchange for payments from National Grid over a 10-year term.
Demand Curve Reset and the Lower Hudson Valley Zone — On November 29, 2013, the NYISO approved the creation of a new Lower Hudson Valley Capacity Zone in the New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 periods. A number of parties opposing the creation of the Lower Hudson Valley Zone have petitioned FERC to reverse its decision. Rehearing remains pending.

ERCOT
At its September 12, 2013 open meeting, the PUCT directed ERCOT to implement an operating reserve demand curve by the summer of 2014, known as ORDC B+. ORDC B+ simulates real-time co-optimization and adjusts prices to reflect outcomes expected under real-time co-optimization. The ORDC B+ is expected to be in service on or near June 1, 2014. The demand curve will be set to achieve an imputed value of lost load of $9,000 per MWh when ERCOT operating reserves decrease to 2,000 MWs. As part of prior market reforms, system wide offer caps (currently $5,000) will increase to $7,000 per MWh in June 2014 and $9,000 per MWh in June 2015. The combination of the ORDC B+ and higher offer caps is designed to result in periods of higher real time power prices, and for longer durations, when operating reserves are depleted, such as during extreme weather events and unusual facility outage conditions.
While there was significant activity in 2013 and early 2014 regarding additional ERCOT market design changes to address imminent shortfalls in planning reserves, the urgency of that policy discussion has eased. This is largely in reaction to ERCOT’s new load forecast methodology, disclosed in January 2014 and reflected in a February 2014 report on planning reserves, showing a slower rate of peak demand growth, and indicating adequate reserves until 2016 (followed by reserve shortfalls thereafter). Also in January 2014, the Brattle Group (commissioned by ERCOT) issued a report analyzing the economically optimal reserve margin, which identified the risk-neutral reserve margin as being 10.2%, and that the current market would support an 11.4% reserve margin.  Brattle’s analysis also demonstrated that the ultimate customer cost of a capacity market, which would support the current ERCOT reliability standard (Brattle found would require a 14.1% reserve), is modest (approximately 1% impact to the customer cost) and that a capacity market is the most cost effective way to address the risk of blackouts due to substandard planning reserves.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$1,638	$942	74%
Capacity revenue (a)	501	333	50
Retail revenue	1,525	1,258	21
Mark-to-market for economic hedging activities	(331)	(478)	31
Contract amortization	4	(16)	125
Other revenues (b)	149	42	255
Total operating revenues	3,486	2,081	68
Operating Costs and Expenses
Generation cost of sales (a)	1,344	817	65
Retail cost of sales (a)	878	617	42
Mark-to-market for economic hedging activities	(63)	(215)	71
Contract and emissions credit amortization (c)	15	9	67
Other cost of operations	559	525	6
Total cost of operations	2,733	1,753	56
Depreciation and amortization	335	307	9
Selling, general and administrative	226	227	—
Acquisition-related transaction and integration costs	12	42	(71)
Development activity expenses	19	18	6
Total operating costs and expenses	3,325	2,347	42
Gain on sale of assets	19	—	—
Operating Income/(Loss)	180	(266)	168
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	7	3	133
Other income, net	11	4	175
Loss on debt extinguishment	(41)	(28)	46
Interest expense	(255)	(196)	30
Total other expense	(278)	(217)	28
Loss before Income Taxes	(98)	(483)	80
Income tax benefit	(31)	(152)	(80)
Net Loss	(67)	(331)	80
Less: Net (loss)/income attributable to noncontrolling interest	(11)	1	N/M
Net Loss Attributable to NRG Energy, Inc.	$(56)	$(332)	83
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.94	$3.34	48%
(a) Includes realized gains and losses from financially settled transactions.
(b) Includes unrealized trading gains and losses.
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.
N/M - Not meaningful.

Management’s discussion of the results of operations for the three months ended March 31, 2014 and 2013
Loss before income taxes — The pre-tax loss of $98 million for the three months ended March 31, 2014, compared to a pre-tax loss of $483 million for the three months ended March 31, 2013, primarily reflects a current year increase of $393 million in Conventional Generation gross margin, a $37 million increase in Yield gross margin, a $18 million increase in Alternative Energy gross margin and a $7 million increase in Retail gross margin; offset by a $72 million increase in interest expense and loss on debt extinguishment.
Net loss — The decrease in net loss of $264 million primarily reflects the drivers discussed above, offset by an income tax benefit for the three months ended March 31, 2014 of $31 million, compared to an income tax benefit of $152 million in the comparable period.
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the three months ended March 31, 2014 and 2013:

	Average on Peak Power Price ($/MWh)
	Three months ended March 31,
Region	2014	2013
Texas
ERCOT - Houston	$57.75	$28.81
ERCOT - North	60.20	29.02
East
NY J/NYC	156.12	82.40
NY A/West NY	105.40	45.50
NEPOOL	172.98	90.10
PEPCO (PJM)	133.16	42.68
PJM West Hub	112.30	41.92
South Central(a)
MISO - Louisiana Hub (b)	66.96	31.04
West
CAISO - NP15	53.24	39.57
CAISO - SP15	53.77	48.31
(a) South Central region also transacts in PJM - West Hub.
(b) South Central region 2013 price data is "into Entergy", MISO-Louisiana Hub began trading December 2013.

Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with the Retail Business.

	Three months ended March 31, 2014
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$466	$1,275	$153	$50	$—	$1,944	$50	$28	$(384)	$1,638
Capacity revenue	8	311	66	88	—	473	—	31	(3)	501
Other revenue	21	53	—	1	46	121	5	51	(28)	149
Generation revenue	495	1,639	219	139	46	2,538	55	110	(415)	2,288
Generation cost of sales	(257)	(858)	(157)	(47)	(19)	(1,338)	(2)	(34)	30	(1,344)
Generation gross margin	$238	$781	$62	$92	$27	$1,200	$53	$76

Business Metrics
MWh sold (in thousands) (a)	10,618	12,603	4,513	617			463	227
MWh generated (in thousands)	9,855	12,512	4,397	755			563	292
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Three months ended March 31, 2013
	Conventional Generation
(In millions except otherwise noted)	Texas	East	South Central	West	Other	Subtotal	Alternative Energy	Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$470	$623	$126	$37	$—	$1,256	$34	$16	$(364)	$942
Capacity revenue	18	212	58	51	1	340	—	—	(7)	333
Other revenue	(14)	13	(10)	—	35	24	1	37	(20)	42
Generation revenue	474	848	174	88	36	1,620	35	53	(391)	1,317
Generation cost of sales	(228)	(403)	(145)	(26)	(11)	(813)	—	(14)	10	(817)
Generation gross margin	$246	$445	$29	$62	$25	$807	$35	$39

Business Metrics
MWh sold (in thousands) (a)	9,448	9,300	4,340	338			454	182
MWh generated (in thousands)	7,600	8,997	4,419	576			486	224
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Three months ended March 31,
Weather Metrics	Texas	East	South Central	West
2014
CDDs (a)	50	92	38	1
HDDs (a)	1,231	8,489	1,392	873
2013
CDDs	82	89	55	1
HDDs	983	7,427	1,100	1,198
10 year average
CDDs	98	94	83	2
HDDs	969	7,304	1,094	1,188

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

Conventional Generation gross margin — increased by $393 million including intercompany sales, during the three months ended March 31, 2014, compared to the same period in 2013, due to:

Texas region	(8)
East region	336
South Central region	33
West region	30
Other (a)	2
$393
(a) Other gross margin primarily represents revenues from the maintenance services business, which are eliminated in consolidation.
The decrease in gross margin in the Texas region was driven by:

Lower gross margin from a decrease in average realized prices	$(71)
Higher gross margin from a 73% increase in nuclear generation driven by fewer outage hours in 2014	25
Change in commercial optimization activities	20
Higher gross margin from a 9% increase in coal generation driven by higher economic dispatch offset in part by additional outage hours in 2014	11
Higher gross margin due to the acquisition of Gregory in August 2013	11
Other	(4)
$(8)
The increase in gross margin in the East region was driven by:

Higher gross margin due to a 56% increase in realized energy prices, partially offset by an increase in fuel prices	$202
Higher gross margin due to a 39% increase in generation due to weather conditions in 2014	52
Higher revenue due primarily to a 32% increase in New York and PJM hedged capacity prices	88
Other	(6)
$336
The increase in gross margin in the South Central region was driven by:

Higher gross margin from an increase in average realized prices, primarily driven by weather conditions in 2014	$13
Higher gross margin from lower coal transportation costs	8
Change in commercial optimization activities and other	12
$33
The increase in gross margin in the West region was driven by:

Higher gross margin due to revenues from Resource Adequacy contracts in California, partially offset by the deactivation of the Contra Costa facility in 2013	$14
Increase in capacity revenue due to El Segundo Energy Center reaching COD in 2013	24
Lower gross margin due to a 59% decrease in generation primarily due to increased dispatch from competing resources, including renewable resources.	(10)
Other	2
$30

Retail gross margin
The following is a detailed discussion of retail gross margin for NRG's Retail Business segment.

	Three months ended March 31,
(In millions except otherwise noted)	2014	2013
Mass revenues	$997	$777
Commercial and Industrial revenues	444	446
Supply management and other revenues	86	36
Retail revenue (a)(b)	1,527	1,259
Retail cost of sales (c)	1,244	983
Retail gross margin	$283	$276

Business Metrics (d)
Electricity sales volume — GWh
Mass	7,461	6,372
Commercial and Industrial (e)	5,731	6,205
Electricity sales volume — GWh
Texas	10,778	10,557
All other regions	2,414	2,020
Average retail customers count (in thousands, metered locations)
Mass (f)	2,182	2,123
Commercial and Industrial (e)	88	103
Retail customers count (in thousands, metered locations)
Mass (f)	2,183	2,129
Commercial and Industrial (e)	83	102

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner and natural gas customers.

(b)	Includes intercompany sales of $2 million and $1 million in 2014 and 2013, respectively, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $366 million in 2014 and 2013.

(d)	Excludes metrics related to the retail electric business of Dominion, acquired on March 31, 2014.

(e)	Includes customers of the Texas General Land Office for which the Company provides services.

(f)	Excludes utility partner and natural gas customers.

•	Retail gross margin — Retail gross margin increased for the three months ended March 31, 2014, compared to the same period in 2013, driven by:

Increase due primarily to higher revenues from home and business services and changes in customer and regional mix	$12
Unfavorable impact of higher supply costs resulting from colder than normal weather	(5)
$7
Acquisition of Dominion's Retail Business — On March 31, 2014, the Company acquired the retail electric business of Dominion, as described in Note 3, Business Acquisitions. With this acquisition, by the end of 2014, the Company's retail business is expected to serve approximately 500,000 additional customers in Connecticut, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania and Texas, after customary transitions.
Alternative Energy gross margin
NRG's Alternative Energy business segment, which is comprised primarily of certain solar and wind businesses that are not part of NRG Yield, had gross margin of $53 million for the three months ended March 31, 2014, compared to gross margin of $35 million for the same period in 2013. The increase in gross margin resulted primarily from the addition of 123MW at the CVSR facility.
NRG Yield gross margin
NRG Yield had gross margin of $76 million for the three months ended March 31, 2014, compared to gross margin of $39 million for the same period in 2013, which primarily reflects Marsh Landing reaching commercial operations in May 2013 as well as the completion of the repowering at Dover in 2013 and the acquisition of Energy Systems in December 2013.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $5 million during the three months ended March 31, 2014 compared to the same period in 2013.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended March 31, 2014
		Conventional Generation
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(49)	$21	$(3)	$—	$1	$(36)	$(66)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(79)	—	(1)	—	—	(80)
Net unrealized losses on open positions related to economic hedges	(1)	(192)	(181)	—	(1)	(2)	192	(185)
Total mark-to-market losses in operating revenues	$(1)	$(241)	$(239)	$(3)	$(2)	$(1)	$156	$(331)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$29	$1	$4	$(1)	$—	$—	$36	$69
Reversal of loss positions acquired as part of the GenOn acquisition	—	—	2	—	—	—	—	2
Net unrealized gains/(losses) on open positions related to economic hedges	193	4	(14)	1	—	—	(192)	(8)
Total mark-to-market gains/(losses) in operating costs and expenses	$222	$5	$(8)	$—	$—	$—	$(156)	$63

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Alternative Energy regions.

	Three months ended March 31, 2013
		Conventional Generation
	Retail	Texas	East	South Central	West	Alternative Energy	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(2)	$(162)	$(2)	$9	$(1)	$—	$67	$(91)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(107)	—	(1)	—	—	(108)
Net unrealized (losses)/gains on open positions related to economic hedges	(5)	(228)	(144)	8	5	(1)	86	(279)
Total mark-to-market (losses)/gains in operating revenues	$(7)	$(390)	$(253)	$17	$3	$(1)	$153	$(478)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$117	$6	$4	$6	$—	$—	$(67)	$66
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy acquisitions	5	—	15	—	—	—	—	20
Net unrealized gains/(losses) on open positions related to economic hedges	205	8	2	2	(2)	—	(86)	129
Total mark-to-market gains/(losses) in operating costs and expenses	$327	$14	$21	$8	$(2)	$—	$(153)	$215

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Alternative Energy regions.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

The reversal of gain or loss positions from acquired companies were valued based upon the forward prices on the acquisition date.
For the three months ended March 31, 2014, the $185 million loss in operating revenues from open positions was due primarily to increases in forward natural gas and power prices. The $8 million loss in operating costs and expenses from open positions was due primarily to decreases in coal prices.
For the three months ended March 31, 2013, the net losses on open positions were due to increases in forward natural gas and power prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended March 31, 2014 and 2013. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Three months ended March 31,
(In millions)	2014	2013
Trading gains/(losses)
Realized	$43	$41
Unrealized	15	(43)
Total trading gains/(losses)	$58	$(2)
Contract Amortization Revenue
Contract amortization represents the roll-off of in-market customer contracts valued under purchase accounting and the variance of $20 million, as compared to the prior period in 2013 which reflects the completion of the roll-off of certain customer contracts acquired in the Reliant acquisition.
Other Operating Costs

		Conventional Generation
	Retail	Texas	East	South Central	West	Other	Alternative Energy	NRG Yield	Eliminations/Corporate	Total
	(In millions)
Three months ended March 31, 2014	$69	$164	$214	$36	$46	$19	$20	$20	$(29)	$559
Three months ended March 31, 2013	$57	$137	$238	$29	$52	$13	$7	$14	$(22)	$525
Other operating costs increased by $34 million for the three months ended March 31, 2014, compared to the same period in 2013, due to:

Increase in Texas operations and maintenance expense	$20
Increase in Alternative Energy and NRG Yield operations and maintenance expense	13
Increase in property tax expense	11
Other	(10)
$34
•Texas operations and maintenance expense - Includes an increase of $10 million for STP related to a planned outage in 2014 and an increase of $10 million at Limestone and W.A. Parish related to timing and scope of major maintenance activities.
•Alternative Energy and NRG Yield operations and maintenance expense - Reflects increased expense for projects that reached commercial operations in 2013, including Marsh Landing and Borrego, as well as additional expense related to the Dover facility that was converted to natural gas in 2013 and the acquisition of Energy Systems Company in December 2013, as discussed in Note 3, Business Acquisitions, to this Form 10-Q as found in Item 1.

Depreciation and Amortization
Depreciation and amortization increased by $28 million for the three months ended March 31, 2014, compared to the same period in 2013. This was due primarily to additional depreciation for facilities that reached commercial operations in 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses is comprised of the following:

	Three months ended March 31,
(In millions)	2014	2013
General and administrative expenses	$158	$153
Selling and marketing expenses	68	74
	$226	$227
General and administrative expenses increased by $5 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily from an increase in bad debt expense of $12 million, offset by a decrease in personnel costs.

Acquisition-related Transaction and Integration Costs
NRG incurred transaction and integration costs of $12 million in the three months ended March 31, 2014, compared to $42 million for the same period in 2013.
Equity in Earnings of Unconsolidated Affiliates
NRG's equity in earnings of unconsolidated affiliates was $7 million for the three months ended March 31, 2014 compared to equity in earnings of unconsolidated affiliates of $3 million for the same period in 2013, primarily resulting from a long-term natural gas hedge entered into by Saguaro in July 2013.
Interest Expense
NRG's interest expense increased by $59 million compared to the same period in 2013 due to the following:

Increase in interest expense	(In millions)
Reduction to capitalized interest for projects placed in service	$38
Issuance of 2022 Senior Notes in January 2014	12
Increase in derivative interest expense	6
Increase in other interest expense	3
$59
Income Tax Benefit
For the three months ended March 31, 2014, NRG recorded an income tax benefit of $31 million on pre-tax loss of $98 million. For the same period in 2013, NRG recorded an income tax benefit of $152 million on pre-tax loss of $483 million. The effective tax rate was 31.6% and 31.5% for the three months ended March 31, 2014, and 2013, respectively.
For the three months ended March 31, 2014, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of non-taxable equity earnings, production tax credits and state and local income taxes.
For the three months ended March 31, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to changes in the valuation allowance as a result of capital losses generated during the period.
Noncontrolling Interest
For the three months ended March 31, 2014, loss attributable to noncontrolling interests primarily reflects NRG Yield Inc.'s share of net income for the period after the initial public offering, offset by losses attributable to the noncontrolling partners for Ivanpah. For the three months ended March 31, 2013, income attributable to noncontrolling interests primarily reflects income attributable to the noncontrolling partner for Agua Caliente.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2014, and December 31, 2013, NRG's liquidity, excluding collateral received, was approximately $4.7 billion and $3.7 billion, respectively, comprised of the following:

(In millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$3,187	$2,254
Restricted cash	209	268
Total	3,396	2,522
Total credit facility availability	1,303	1,173
Total liquidity, excluding collateral received	$4,699	$3,695
For the three months ended March 31, 2014, total liquidity, excluding collateral received, increased by $1.0 billion. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at March 31, 2014 were predominantly held in money market mutual funds and bank deposits.
On April 1, 2014, to fund the acquisition of EME, the Company used cash on hand as well as $700 million of the proceeds from the issuance of the 2022 Senior Notes to fund the net cash purchase price of EME, as further described in Note 3, Business Acquisitions.
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
Restricted Payments Tests
The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the Gen-On Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic satisfied the restricted payments tests and REMA did not satisfy the restricted payments tests.  Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
The GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At March 31, 2014, GenOn met the consolidated debt ratio component of the restricted payments test.
Credit Ratings
On January 24, 2014, Moody's placed the GenOn Senior Notes' rating under review for downgrade. On April 14, 2014, the GenOn Americas Generation Senior Notes were downgraded by Moody's to Caa1 and the GenOn Senior Notes were downgraded to B3. The outlook for both the GenOn Americas Generation Senior Notes and the GenOn Senior Notes was moved to Stable.

Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from new and existing financing arrangements, existing cash on hand, cash flows from operations and cash proceeds from future sales of assets to NRG Yield, Inc. As described in Note 7, Debt and Capital Leases, to this Form 10-Q and Note 12, Debt and Capital Leases, to the Company's 2013 Form 10-K, the Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, the GenOn Senior Notes, the GenOn Americas Generation Senior Notes, and project-related financings.
Issuance of 2022 and 2024 Senior Notes
On January 27, 2014, NRG issued $1.1 billion in aggregate principal amount at par of 6.25% Senior Notes due 2022. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on July 15, 2014, until the maturity date of July 15, 2022. A portion of the cash proceeds was used to redeem $400 million of the Company's Senior Notes and the remaining $700 million of the cash proceeds was used to finance the EME acquisition, as discussed in Uses of Liquidity — 2014 Capital Allocation Program.
On April 21, 2014, NRG issued $1.0 billion in aggregate principal amount at par of 6.25% Senior Notes due 2024. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on November 1, 2014, until the maturity date of May 1, 2024. The cash proceeds are expected to be used to redeem any and all of $299 million and $709 million of its 8.5% and 7.625% 2019 Senior Notes, respectively, as discussed in Uses of Liquidity.
Cash Proceeds from Sales of Assets to NRG Yield, Inc.
On May 5, 2014, the Company and NRG Yield, Inc. entered into a definitive agreement regarding the sale of the following NRG facilities: TA High Desert, RE Kansas South, and El Segundo Energy Center, for total cash consideration of $349 million plus assumed project level debt and working capital adjustments to be calculated at close. The sale is subject to certain third party and regulatory approvals and is expected to close by the end of the second quarter of 2014.

First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding GenOn, NRG Yield, Inc. and NRG's assets that have project-level financing. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have claim under the lien program. The lien program limits the volume that can be hedged, not the value of underlying out-of-the-money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure. Within the first lien structure, the Company can hedge up to 80% of its coal and nuclear capacity, excluding GenOn coal capacity, and 10% of its other assets, excluding GenOn's other assets and NRG Yield, Inc.'s assets, with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty and has no stated maturity date.
The Company's lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of March 31, 2014, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MWs hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of March 31, 2014:

Equivalent Net Sales Secured by First Lien Structure (a)	2014	2015	2016	2017	2018
In MW	1,677	898	351	211	—
As a percentage of total net coal and nuclear capacity (b)	26%	15%	6%	3%	—%

(a)	Equivalent net sales include natural gas swaps converted using a weighted average heat rate by region.

(b)
Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien which excludes coal assets acquired in the GenOn acquisition as well as assets in NRG Yield.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) commercial operations activities; (ii) debt service obligations; (iii) capital expenditures, including repowering and renewable development, and environmental; and (iv) allocations in connection with the 2014 Capital Allocation Program including acquisition opportunities, return of capital and dividend payments to stockholders.
Commercial Operations
NRG's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of March 31, 2014, commercial operations had total cash collateral outstanding of $633 million, and $1.2 billion outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of March 31, 2014, total collateral held from counterparties was $4 million in cash and $22 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG's credit ratings and general perception of its creditworthiness.
Cash Grant Bridge Loans
As of March 31, 2014, the Company had a net renewable energy grant receivable of $116 million which consists of $41 million, net of sequestration adjustment, due from the U.S. Treasury under the 1603 Cash Grant Program in connection with the Kansas South and TA High Desert projects, and a $75 million receivable pursuant to an indemnity agreement the Company has with SunPower Corporation, Systems.
In May 2014, the Company will be submitting applications for approximately $550 million, in the aggregate, net of sequestration adjustment, to the U.S. Treasury Department under the 1603 program for the Ivanpah thermal solar project and will submit applications for an additional $8 million upon the completion of various Distributed Solar projects.
With respect to certain projects, the Company obtained cash grant bridge loans to fund the construction costs of such projects, which were to be repaid upon receipt of the related 1603 cash grant proceeds.  As of March 31, 2014, there are approximately $450 million outstanding under the cash grant bridge loans, which will become due and payable as follows:

Three months ending:	Cash due and payable
(In millions)
June 30, 2014	$201
December 31, 2014	117
March 31, 2015	132
Total cash grant bridge loans due, including interest accrued to principal	$450
Since December 31 2013, excluding CVSR, the Company has received the following cash grants as of April 30, 2014:

Project:	Application Amount	Sequestration Amount	Additional Reduction By U.S. Treasury (a)	Amount Received
	(In millions)
Alpine	$71	$5	$—	$66
Borrego	38	2	6	30
Lincoln Financial Field	6	1	—	5
Kansas South (b)	23	2	—	21
High Desert (c)	25	1	4	20
Total	$163	$11	$10	$142
(a) The Company has booked a reserve against the total remaining receivable balance for these projects in the amount of $10 million pending further discussions with U.S. Treasury.
(b) The Company was awarded and received the cash grant in April 2014.
(c) The Company was awarded the cash grant in march 2014 and received cash in April 2014.

In January 2014, the Company was awarded a cash grant from the U.S. Treasury Department in the amount of $285 million for the CVSR solar project. The amount received reflects the application amount of $414 million less a sequestration adjustment of $22 million and an additional reduction by Treasury of $107 million.  NRG maintains a receivable, net of sequestration, of $107 million and is seeking reimbursement of $75 million of this amount under an indemnity agreement with SunPower Corporation, Systems, the solar panel and equipment manufacturer, pertaining to Treasury's reduced cash grants for the CVSR project.  The Company has reserved $32 million on the remaining receivable balance.
NRG believes it has complied with all material obligations under the 1603 Cash Grant Program and is actively pursuing indemnification and is working with the U.S. Treasury Department to obtain payment on the remaining 1603 applications the Company or its subsidiaries have submitted.  Since the Company’s participation in the 1603 program commenced in 2010, the Company has received cash grants of approximately $612 million in the aggregate, net of sequestration adjustment, which excluding CVSR, represents a 97% collection rate of cash grant awards as applied for under the program.
Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments for the three months ended March 31, 2014, and the estimated capital expenditure and growth investments forecast for the remainder of 2014.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
East	$23	$15	$—	$38
Texas	25	1	—	26
South Central	4	34	—	38
West	2	—	—	2
Other Conventional	3	—	1	4
Retail	7	—	—	7
Alternative Energy	1	—	100	101
NRG Yield	3	—	16	19
Corporate	2	—	—	2

Total cash capital expenditures for the three months ended March 31, 2014	70	50	117	237
Other investments (a)	—	—	19	19
Funding from debt financing, net of fees	—	—	(118)	(118)
Funding from third party equity partners	(3)	—	(60)	(63)
Total capital expenditures and investments, net of financings	$67	$50	$(42)	$75

Estimated capital expenditures for the remainder of 2014	$380	$278	$614	$1,272
Other investments (a)	—	—	291	291
Funding from debt financing, net of fees	(24)	—	(288)	(312)
Funding from third party equity partners and cash grants	(11)	—	(342)	(353)
NRG estimated capital expenditures for the remainder of 2014, net of financings	$345	$278	$275	$898

(a)	Other investments includes restricted cash activity.

•
Environmental capital expenditures — For the three months ended March 31, 2014, the Company's environmental capital expenditures included controls to satisfy MATS and NSR settlement at the Big Cajun II facility and NOx controls for the Sayreville and Gilbert facilities.

•
Growth Investments capital expenditures — For the three months ended March 31, 2014, the Company's growth investment expenditures included $97 million for solar projects and $20 million for the Company's repowering projects.

Environmental Capital Expenditures
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2014 through 2018 required to comply with environmental laws will be approximately $326 million which includes $116 million for GenOn.
In connection with the acquisition of EME, as further described in Note 3, Business Acquisitions, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with MATS, of which the Company estimates that up to $100 million will be incurred in 2014. The Company is in the process of evaluating additional capital expenditures that will be incurred in connection with the acquisition and integration of EME.

2014 Capital Allocation Program
EME Acquisition
On April 1, 2014, the Company acquired substantially all of the assets of Edison Mission Energy, or EME, as described in Note 3, Business Acquisitions.  EME, through its subsidiaries and affiliates, owned, operated, and leased a portfolio of approximately 8,000 MW consisting of wind energy facilities and coal- and gas-fired generating facilities. The Company paid an aggregate purchase price of $3.4 billion, which reflects the negotiated purchase price of $2.6 billion, an increase of $736 million in acquired cash on hand, cash collateral, restricted cash and cash on unconsolidated subsidiary, as well as an increase in the value of the 12,671,977 shares of NRG common stock issued of $51 million. The purchase price was funded through the issuance of 12,671,977 shares of NRG common stock on April 1, 2014, the issuance of $700 million in newly-issued corporate debt, as described in Note 7, Debt and Capital Leases, with the remaining funded from cash on hand. The Company also assumed non-recourse debt of approximately $1.2 billion.
In connection with the transaction, NRG agreed to certain conditions with the parties to the Powerton and Joliet, or POJO, sale-leaseback transaction subject to which an NRG subsidiary assumed the POJO leveraged leases and NRG guaranteed the remaining payments under each lease. In connection with this agreement, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with MATS.
The Company also acquired the retail electric business of Dominion, as described in Note 3, Business Acquisitions and in the New and On-going Company Initiatives and Development Projects section.
Dividends and Debt Reduction
On February 17, 2014, NRG paid a quarterly dividend on the Company's common stock of $0.12 per share.
On April 21, 2014, NRG declared a quarterly dividend on the Company's common stock of $0.14 per share, payable May 15, 2014, to stockholders of record as of May 1, 2014, representing $0.56 on an annualized basis, a 17% increase from $0.48 per share.
On February 10, 2014, the Company redeemed $308 million of its 8.5% 2019 Senior Notes and $91 million of its 7.625% Senior Notes through a tender offer and call, at an average early redemption percentage of 106.992% and 105.500%, respectively, with a portion of the proceeds from the 2022 Senior Notes borrowing.
On April 21, 2014, the Company redeemed $74 million of its 8.5% 2019 Senior Notes and $337 million of its 7.625% Senior Notes through a tender offer and call, at an average early redemption percentage of 105.250% and 104.200%, respectively, with the proceeds from the 2024 Senior Notes borrowing.
On April 21, 2014, NRG gave the required notice to redeem for cash all of its remaining 7.625% 2019 Senior Notes on May 21, 2014.  The Company expects to redeem all of its remaining 8.5% 2019 Notes when such notes become callable.

Dividends and debt reduction under the 2014 Capital Allocation Program are subject to market prices, financial restrictions under the Company's debt facilities and securities laws.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative three month periods:

	Three months ended March 31,
	2014	2013	Change
	(In millions)
Net cash provided/(used) by operating activities	$391	$(124)	$515
Net cash provided/(used) by investing activities	124	(836)	960
Net cash provided by financing activities	416	580	(164)
Net Cash Provided/(Used) By Operating Activities
Changes to net cash provided/(used) by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$589
Change in cash paid in support of risk management activities	(176)
Other changes in working capital	102
$515
Net Cash Provided/(Used) By Investing Activities
Changes to net cash provided/(used) by investing activities were driven by:

(In millions)
Decrease in capital expenditures due to decreased spending on maintenance and growth projects.	$576
Increase in proceeds from renewable energy grants	371
Increase in cash paid for acquisitions, primarily for the Dominion retail business	(200)
Decrease in restricted cash	60
Proceeds from the sale of assets	77
Proceeds for payment of cash grant bridge loan	57
Other	19
$960
Net Cash Provided By Financing Activities
Changes in net cash provided by financing activities were driven by:

(In millions)
Net increase in borrowings, primarily due to issuance of 6.25% Senior Notes	$855
Decrease in financing element of acquired derivatives.	(321)
Net increase in debt payments primarily due to the redemption of Senior Notes	(666)
Cash contributions from noncontrolling interests	(20)
Increase in cash paid for debt issuance costs	(16)
Increase in payment of dividends to common stockholders	(10)
Prior year repurchase of treasury shares, offset by increase in issuance of common shares	14
$(164)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the three months ended March 31, 2014, the Company had a total domestic pre-tax book loss of $102 million and foreign pre-tax book income of $4 million. For the three months ended March 31, 2014, the Company utilized domestic NOLs of $9 million. As of March 31, 2014, the Company has cumulative domestic NOL carryforwards of $3.1 billion and cumulative state NOL carryforwards of $3.0 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $76 million, of which $3 million will expire starting 2014 through 2016 and of which $73 million do not have an expiration date.
In addition to these amounts, the Company has $116 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $40 million in 2014.
However, as the position remains uncertain for the $116 million of tax effected uncertain tax benefits, the Company has recorded a non-current tax liability of $63 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $63 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
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

New and On-going Company Initiatives and Development Projects
Renewable and Clean Energy Development and Acquisitions
As part of its core strategy, NRG intends to continue to own, operate and invest in the development and acquisition of renewable energy projects. NRG's renewable strategy is intended to capitalize on scale and first mover advantage in a high growth segment of the energy sector and the Company's existing wholesale and retail businesses in states with policies and market opportunities conducive to the development of a growing utility scale and distributed solar business. In particular, as the installed cost of new renewable resources continues to decline, the Company intends to target opportunities in markets where alternative energy solutions have, or are becoming, increasingly price competitive to system power and the electricity distribution systems have become increasingly susceptible to service disruption as a result of, among other factors, extreme weather. This section briefly describes the Company's most notable current activities in renewable development.
Solar
NRG has acquired and is developing a number of solar projects utilizing photovoltaic, or PV technology. As of March 31, 2014, NRG had 1,186 MW of capacity at its commercially operating solar facilities. Below is a summary of recent developments related to solar projects:

Guam Solar Project — In 2013, the Company, through its wholly-owned subsidiary, NRG Solar Guam LLC, acquired a 26 MW solar project in the development phase on the island of Guam, a U.S. territory. NRG, through its subsidiaries, will construct, own and operate the solar project which will sell all of its power output to the Guam Power Authority under a 25-year PPA. In the first quarter of 2014, construction continued on the project and is expected to attain full commercial operation in the fourth quarter of 2014.
Distributed Solar — As of March 31, 2014, approximately 53 MWs of distributed solar projects are in operation or under construction at five National Football League venues as well as other commercial or institutional sites. All of the Company's Distributed Solar projects in operation or under construction are supported by long-term PPAs.
NRG Residential Solar Solutions — On March 27, 2014, the Company acquired one of the nation's leading residential solar companies, Roof Diagnostics Solar, or RDS, to support and expand the Company's efforts to empower its customers to control their own energy choices through clean self-generation. The 475 employee company is one of the largest solar sales and installation companies in the United States and has experienced significant growth in the Northeast and is now expanding into California and other areas. RDS will complement NRG's extensive network of independent solar installers and dealers and significantly increase the ability of NRG to meet the growing demand for high quality residential solar services delivered by a market leader in delivering retail electricity services in the home.
W.A. Parish Peaking Unit and Commercial Scale Carbon Capture and Sequestration with Enhanced Oil Recovery
The 75 MW peaking unit at W.A. Parish achieved commercial operations on June 26, 2013.  The unit is expected to be retrofitted for use as a cogeneration facility to provide steam and power to operate the CCS-EOR, which is being partially funded by a grant from the U.S. DOE.
Construction of the CCS-EOR is intended to allow NRG, through its wholly owned subsidiary Petra Nova LLC, to utilize the captured CO2 in enhanced oil recovery operations in oil fields on the Texas Gulf Coast.  On May 23, 2013, the U.S. DOE published the Record of Decision in the Federal Register, announcing its decision to provide cost-shared funding for the project in the amount of $167 million, $7 million of which has already been received by NRG as of March 31, 2014.
Furthering NRG’s efforts to commercialize post-combustion carbon capture at its WA Parish plant, the Company began preliminary engineering and procurement activities in March 2014.  Construction of the CCS-EOR project remains subject to receipt of appropriate financing and negotiation of material contracts.

Gas-To-Liquids Joint Venture
On March 24, 2014, NRG GTL Holdings LLC, a wholly owned subsidiary of NRG, entered into an agreement with Waste Management, Inc., Ventech Engineers International LLC and Velocys plc to form a joint venture to produce renewable fuels and chemicals from biogas and natural gas using smaller-scale gas-to-liquids, or GTL, technology.
The joint venture’s first facility is under development and will be located at Waste Management’s East Oak site in Oklahoma. Engineering and design work for this project is substantially complete, final draft permitting documents have been submitted, and development activities for additional facilities are expected to commence in 2014.

Electric Vehicle Infrastructure Development
NRG, through its subsidiary NRG eVgo, continues to build out and operate electric vehicle, or EV, ecosystems in the San Francisco Bay Area, Los Angeles, San Diego, Washington, DC/Baltimore, Houston and the Dallas/Fort Worth Metroplex. NRG eVgo is the first company to equip major markets with privately funded infrastructure needed for successful EV adoption and integration. As of March 31, 2014, NRG eVgo had 72 public fast charging Freedom Station sites operational in its metro areas. NRG eVgo has an additional 30 sites in its metro areas under construction or in permitting. NRG eVgo offers consumers a subscription-based plan that provides for all charging requirements for EVs at a competitive monthly fee. NRG eVgo achieved billable network status in Texas in 2012, in San Francisco, San Diego, and Washington in the first quarter of 2014, and is on track to achieve billable network status in Los Angeles by the second quarter of 2014.
During the third quarter of 2014, NRG eVgo expects to initiate its EZ-Charge (SM) program, a first-of-its-kind initiative that will offer EV drivers the ability to access multiple EV charging networks with a single all-access card. The EZ-Charge platform will enable drivers of any electric car make or model to carry a single access card for charging on multiple networks and will support all eVgo public charging plans as well as enable EV drivers to enroll in participating partner network plans either through their charging company or directly with NRG eVgo. NRG eVgo expects to begin distributing EZ-Charge cards this summer to EV drivers with participating plans in San Francisco, San Diego, Dallas-Ft. Worth, Houston, Sacramento, Seattle, Portland, OR, Nashville, Phoenix and Washington, D.C. EZ-Charge access will be available for all automakers to package with their EVs, with its first industry promotion as part of Nissan’s expansion of its "No Charge to Charge" program, which provides Nissan customers with two years of no-cost public charging with the purchase or lease of a new Nissan LEAF.

In addition, as part of a legal settlement, NRG eVgo has an agreement with the California Public Utilities Commission to build at least 200 public fast charging Freedom Station sites and wiring and associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California by the end of 2016.

Conventional Power Development and Acquisitions
Operational Improvement Activities
NRG intends to continue operations at the Avon Lake and New Castle facilities, which are currently in operation and had been scheduled for deactivation in April 2015. NRG intends to add natural gas capabilities at these facilities, which is expected to be completed by the summer of 2016. The Company also expects to convert Big Cajun II, Unit 2 to natural gas capabilities by spring of 2015 as part of its environmental capital expenditures program.
In December 2013, the New York Governor announced a deal under which the Company and National Grid expect to negotiate a contract to add gas to the Dunkirk facility to enable Units 2, 3 and 4 to operate on natural gas.  Unit 1 will remain mothballed.  The Company and National Grid agreed to the material terms of a ten-year contract, and those terms were filed with the NYPSC on February 13, 2014.  The agreement will commence when the first of three Dunkirk Units supplies power into the grid while operating on natural gas, expected in late 2015.
Retail Growth Initiatives
On March 31, 2014, the Company acquired the retail electric business of Dominion Resources, Inc., or Dominion, as described in Note 3, Business Acquisitions. The acquisition of Dominion's retail electricity business is expected to add approximately 500,000 customers in Connecticut, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania and Texas, after customary transitions, to NRG's retail portfolio by the end of 2014. The acquisition supports NRG's ongoing efforts to expand the Company's retail footprint in the Northeast and to grow its leading retail position in Texas and will give its customers more options to improve their ability to understand and control their use of energy. The Company paid approximately $195 million as cash consideration for the acquisition, including $165 million of purchase price and $30 million paid for working capital balances, which was funded by cash on hand.

The Retail Business continues to grow customer count and innovate products and services that help change the way consumers and businesses think about and use energy.  In addition, the Company has initiated a rebranding effort that is intended to establish NRG as leading customer-facing energy provider, which began with the renaming of Reliant Park in Houston, Texas to NRG Park.

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
Derivative Instrument Obligations
The Company's 3.625% Preferred Stock includes a feature which is considered an embedded derivative per ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of March 31, 2014, based on the Company's stock price, the embedded derivative was out-of-the-money and had no redemption value.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2014, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 8, Variable Interest Entities, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $270 million as of March 31, 2014. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2013 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2013 Form 10-K. See also Note 7, Debt and Capital Leases, and Note 13, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three months ended March 31, 2014.

Fair Value of Derivative Instruments
NRG may enter into long-term power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities or retail load obligations. In addition, in order to mitigate interest rate risk associated with the issuance of the Company's variable rate and fixed rate debt, NRG enters into interest rate swap agreements. The following disclosures about fair value of derivative instruments provide an update to, and should be read in conjunction with, Fair Value of Derivative Instruments in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's 2013 Form 10‑K.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2014, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2014.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2013	$389
Contracts realized or otherwise settled during the period	(70)
Contracts acquired during the period	20
Changes in fair value	(194)
Fair value of contracts as of March 31, 2014	$145

	Fair Value of Contracts as of March 31, 2014
Fair value hierarchy Gains/(Losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess 5 Years	Total Fair Value
	(In millions)
Level 1	$34	$68	$7	$—	$109
Level 2	15	(24)	(3)	25	13
Level 3	20	3	—	—	23
Total	$69	$47	$4	$25	$145
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of March 31, 2014, NRG's net derivative asset was $145 million, a decrease to total fair value of $244 million as compared to December 31, 2013. This decrease was driven by the roll-off of trades that settled during the period and losses in fair value, slightly offset by contracts acquired during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $265 million in the net value of derivatives as of March 31, 2014. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $237 million in the net value of derivatives as of March 31, 2014.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NRG is exposed to several market risks in the Company's normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's merchant power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, credit risk and currency exchange risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2013 Form 10-K.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three months ending March 31, 2014, and 2013:

(In millions)	2014	2013
VaR as of March 31,	$78	$89
Three months ended March 31,
Average	$88	$97
Maximum	142	104
Minimum	73	89
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of March 31, 2014 for the entire term of these instruments entered into for both asset management and trading was $41 million, primarily driven by asset-backed transactions.
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
The Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 12, Debt and Capital Leases, of the Company's 2013 Form 10-K, as well as Note 7, Debt and Capital Leases of this Form 10-Q, for more information on the Company's interest rate swaps.
If all of the above swaps had been discontinued on March 31, 2014, the Company would have owed the counterparties $57 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of March 31, 2014, a 1% change in variable interest rates would result in a $23 million change in interest expense on a rolling twelve month basis.
As of March 31, 2014, the fair value of the Company's debt was $17.6 billion and the related carrying amount was $17.5 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $1.4 billion.

Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $216 million as of March 31, 2014, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $173 million as of March 31, 2014. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2014.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through March 31, 2014, see Note 13, Commitments and Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2013 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2013 Form 10‑K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1
One Hundred-Ninth Supplemental Indenture, dated as of January 27, 2014, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee, re: NRG Energy's 6.25% Senior Notes due 2022.
Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 27, 2014.
4.2	Form of 6.25% Senior Note due 2022.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 27, 2014.
4.3
Registration Rights Agreement, dated January 27, 2014, among NRG Energy, Inc., the guarantors named therein and Barclays Capital Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Agricole Securities (USA) Inc., Natixis Securities Americas LLC and RBC Capital Markets, LLC, as initial purchasers.
Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 27, 2014.
4.4	One Hundred-Tenth Supplemental Indenture, dated as of March 24, 2014, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 24, 2014.
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: May 6, 2014	Chief Accounting Officer (Principal Accounting Officer)