Form 10-Q
period 2014-06-30
NRG ENERGY, INC.
filed 2014-08-07
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2014

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
Yes ☐       No ☒
As of July 31, 2014, there were 337,710,439 shares of common stock outstanding, par value $0.01 per share.

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2013 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2013
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates which reflect updates to the ASC
BTU	British Thermal Unit
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Capital Allocation Program	NRG's plan of allocating capital between debt reduction, reinvestment in the business, investment in acquisition opportunities, share repurchases and shareholder dividends
CCPI	Clean Coal Power Initiative
CCS-EOR	Carbon Capture and Sequestration with Enhanced Oil Recovery project
Cirro Energy	Cirro Energy, Inc.
CO2	Carbon dioxide
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Distributed Solar	Solar power projects that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
EME	Edison Mission Energy
Energy Plus Holdings	Energy Plus Holdings LLC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GenConn	GenConn Energy LLC
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $850 million outstanding unsecured senior notes consisting of $450 million of 8.50% senior notes due 2021 and $400 million of 9.125% senior notes due 2031
GenOn Mid-Atlantic	GenOn Mid- Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
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

High Desert	TA - High Desert, LLC
ISO	Independent System Operator
ITC	Investment Tax Credit

Kansas South	NRG Solar Kansas South LLC
kV	Kilovolt
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG Long-Term Incentive Plan and the NRG GenOn Long-Term Incentive Plan
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass	Residential and small business
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDE	Maryland Department of the Environment
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MVA	Megavolt ampere
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWh or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG Yield
Reporting segment including the following projects: Alpine, Avenal, Avra Valley, AZ DG Solar, Blythe, Borrego, CVSR, El Segundo, GenConn, High Desert, Kansas South, Marsh Landing, PFMG DG Solar, Roadrunner, South Trent and the Thermal Business.

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

Retail Business	NRG's retail energy business, including the following retail energy brands: Cirro Energy, Reliant Energy, Green Mountain Energy, Energy Plus and NRG Residential Solutions

Revolving Credit Facility	The Company's $2.5 billion revolving credit facility due 2018, a component of the Senior Credit Facility
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization
Senior Credit Facility	NRG's senior secured facility, comprised of the Term Loan Facility and the Revolving Credit Facility
Senior Notes
The Company’s $6.6 billion outstanding unsecured senior notes, consisting of $1.1 billion of 7.625% senior notes due 2018, $225 million of 8.5% senior notes due 2019, $1.1 billion of 8.25% senior notes due 2020, $1.1 billion of 7.875% senior notes due 2021, $1.1 billion of 6.25% senior notes due 2022, $990 million of 6.625% senior notes due 2023, and $1.0 billion of 6.25% senior notes due 2024.

SO2	Sulfur dioxide
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
Term Loan Facility	The Company's $2.0 billion term loan facility due 2018, a component of the Senior Credit Facility
Thermal Business
NRG Yield’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units.

U.S.	United States of America
U.S. DOE	U.S. Department of Energy
U.S. GAAP	Accounting principles generally accepted in the United States
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
Yield Operating	NRG Yield Operating LLC

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2014	2013	2014	2013
Operating Revenues
Total operating revenues	$3,621	$2,929	$7,107	$5,010
Operating Costs and Expenses
Cost of operations	2,817	2,051	5,550	3,804
Depreciation and amortization	386	313	721	620
Selling, general and administrative	268	230	494	457
Acquisition-related transaction and integration costs	40	27	52	69
Development activity expenses	21	21	40	39
Total operating costs and expenses	3,532	2,642	6,857	4,989
Gain on sale of assets	—	—	19	—
Operating Income	89	287	269	21
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	8	21	11
Other income, net	5	—	16	4
Loss on debt extinguishment	(40)	(21)	(81)	(49)
Interest expense	(274)	(206)	(529)	(402)
Total other expense	(295)	(219)	(573)	(436)
(Loss)/Income Before Income Taxes	(206)	68	(304)	(415)
Income tax benefit	(126)	(63)	(157)	(215)
Net (Loss)/Income	(80)	131	(147)	(200)
Less: Net income attributable to noncontrolling interest	17	7	6	8
Net (Loss)/Income Attributable to NRG Energy, Inc.	(97)	124	(153)	(208)
Dividends for preferred shares	3	3	5	5
(Loss)/Income Available for Common Stockholders	$(100)	$121	$(158)	$(213)
(Loss)/Earnings Per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	337	323	331	323
(Loss)/Earnings per Weighted Average Common Share — Basic	$(0.30)	$0.37	$(0.48)	$(0.66)
Weighted average number of common shares outstanding — diluted	337	327	331	323
(Loss)/Earnings per Weighted Average Common Share — Diluted	$(0.30)	$0.37	$(0.48)	$(0.66)
Dividends Per Common Share	$0.14	$0.12	$0.26	$0.21
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Net (Loss)/Income	$(80)	$131	$(147)	$(200)
Other Comprehensive (Loss)/Income, net of tax
Unrealized (loss)/gain on derivatives, net of income tax (benefit)/expense of $(3), $12, $(6), and $3	(19)	17	(28)	24
Foreign currency translation adjustments, net of income tax expense/(benefit) of $2, $(12), $4, and $(12)	(3)	(19)	3	(19)
Available-for-sale securities, net of income tax (benefit)/expense of $(6), $2, $(4), and $1	7	—	13	2
Defined benefit plans, net of tax (benefit)/expense of $(7), $9, $(7), and $4	10	20	12	25
Other comprehensive (loss)/income	(5)	18	—	32
Comprehensive (Loss)/Income	(85)	149	(147)	(168)
Less: Comprehensive income/(loss) attributable to noncontrolling interest	12	7	(3)	8
Comprehensive (Loss)/Income Attributable to NRG Energy, Inc.	(97)	142	(144)	(176)
Dividends for preferred shares	3	3	5	5
Comprehensive (Loss)/Income Available for Common Stockholders	$(100)	$139	$(149)	$(181)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(In millions, except shares)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,481	$2,254
Funds deposited by counterparties	9	63
Restricted cash	286	268
Accounts receivable — trade, less allowance for doubtful accounts of $26 and $40	1,482	1,214
Inventory	996	898
Derivative instruments	1,701	1,328
Cash collateral paid in support of energy risk management activities	572	276
Deferred income taxes	79	258
Renewable energy grant receivable, net	614	539
Prepayments and other current assets	537	498
Total current assets	7,757	7,596
Property, plant and equipment, net of accumulated depreciation of $7,230 and $6,573	21,576	19,851
Other Assets
Equity investments in affiliates	865	453
Notes receivable, less current portion	85	73
Goodwill	2,116	1,985
Intangible assets, net of accumulated amortization of $1,268 and $1,977	1,434	1,140
Nuclear decommissioning trust fund	576	551
Derivative instruments	413	311
Deferred income taxes	1,500	1,202
Other non-current assets	1,307	740
Total other assets	8,296	6,455
Total Assets	$37,629	$33,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$833	$1,050
Accounts payable	1,103	1,038
Derivative instruments	1,736	1,055
Cash collateral received in support of energy risk management activities	9	63
Accrued expenses and other current liabilities	1,065	998
Total current liabilities	4,746	4,204
Other Liabilities
Long-term debt and capital leases	18,165	15,767
Nuclear decommissioning reserve	302	294
Nuclear decommissioning trust liability	336	324
Deferred income taxes	71	22
Derivative instruments	354	195
Out-of-market contracts	1,175	1,177
Other non-current liabilities	1,254	1,201
Total non-current liabilities	21,657	18,980
Total Liabilities	26,403	23,184
3.625% convertible perpetual preferred stock (at liquidation value, net of issuance costs)	249	249
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	8,303	7,840
Retained earnings	3,445	3,695
Less treasury stock, at cost — 77,275,933 and 77,347,528 shares, respectively	(1,940)	(1,942)
Accumulated other comprehensive income	5	5
Noncontrolling interest	1,160	867
Total Stockholders’ Equity	10,977	10,469
Total Liabilities and Stockholders’ Equity	$37,629	$33,902
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net loss	$(147)	$(200)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	39	5
Depreciation and amortization	721	620
Provision for bad debts	30	23
Amortization of nuclear fuel	20	16
Amortization of financing costs and debt discount/premiums	(9)	(26)
Adjustment for debt extinguishment	21	(16)
Amortization of intangibles and out-of-market contracts	22	124
Amortization of unearned equity compensation	24	24
Changes in deferred income taxes and liability for uncertain tax benefits	(514)	(224)
Changes in nuclear decommissioning trust liability	6	25
Changes in derivative instruments	535	174
Changes in collateral deposits supporting energy risk management activities	(297)	(158)
Loss on sale of emission allowances	2	—
Gain on sale of assets	(19)	—
Cash used by changes in other working capital	(64)	(465)
Net Cash Provided/(Used) by Operating Activities	370	(78)
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(1,817)	(39)
Capital expenditures	(507)	(1,281)
Increase in restricted cash, net	(6)	(31)
Decrease/(Increase) in restricted cash to support equity requirements for U.S. DOE funded projects	21	(16)
Decrease/(Increase) in notes receivable	2	(11)
Investments in nuclear decommissioning trust fund securities	(340)	(233)
Proceeds from sales of nuclear decommissioning trust fund securities	334	208
Proceeds from renewable energy grants	429	48
Proceeds from sale of assets, net of cash disposed of	77	—
Cash proceeds to fund cash grant bridge loan payment	57	—
Other	(3)	(20)
Net Cash Used by Investing Activities	(1,753)	(1,375)
Cash Flows from Financing Activities
Payment of dividends to common and preferred stockholders	(91)	(73)
Payment for treasury stock	—	(25)
Net (payments for)/receipts from settlement of acquired derivatives that include financing elements	(167)	171
Proceeds from issuance of long-term debt	3,886	1,472
Contributions and sale proceeds from noncontrolling interest in subsidiaries	10	33
Proceeds from issuance of common stock	8	9
Payment of debt issuance costs	(43)	(35)
Payments for short and long-term debt	(2,969)	(816)
Net Cash Provided by Financing Activities	634	736
Effect of exchange rate changes on cash and cash equivalents	(24)	(2)
Net Decrease in Cash and Cash Equivalents	(773)	(719)
Cash and Cash Equivalents at Beginning of Period	2,254	2,087
Cash and Cash Equivalents at End of Period	$1,481	$1,368
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
NRG Energy, Inc., or NRG or the Company, is a competitive power and energy company that produces, sells and delivers energy and energy services in major competitive power markets in the United States while positioning itself as a leader in the way residential, industrial and commercial consumers think about and use energy products and services. NRG owns and operates power generation facilities; engages in the trading of energy, capacity and related products; transacts in and trades fuel and transportation services and directly sells energy, services, and innovative, sustainable products to retail customers. The Company sells retail electricity products and services under the name “NRG” and various brands owned by NRG. Finally, NRG is a leader in the deployment and commercialization of potentially transformative technologies, like electric vehicles, Distributed Solar and smart meter/home automation technology that collectively have the potential to fundamentally change the nature of the power industry and the role of the national electric transmission grid and distribution system.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements in the Company's 2013 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2014, and the results of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2014, and 2013.
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

Note 2 — Summary of Significant Accounting Policies
Other Cash Flow Information
NRG’s investing activities exclude capital expenditures of $127 million which were accrued and unpaid at June 30, 2014.
Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2013	$867
Acquisition of EME	380
Sale of assets to NRG Yield, Inc.	(41)
Non-cash adjustments for equity component of NRG Yield, Inc. convertible notes	23
Non-cash adjustments to noncontrolling interest	(76)
Contributions from noncontrolling interest	25
Distributions to noncontrolling interest	(15)
Comprehensive loss attributable to noncontrolling interest	(3)
Balance as of June 30, 2014	$1,160
Recent Accounting Developments
ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.
ASU 2013-11 - In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU No. 2013-11.  The amendments of ASU No. 2013-11, which were adopted on January 1, 2014, require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss, or NOL, a similar tax loss or tax credit carryforward rather than a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose.  The adoption of this standard did not impact the Company's results of operations or cash flows as the unrecognized tax benefits relate to state issues and the Company either has no NOL's or the NOL's are limited for that particular jurisdiction.

Note 3 — Business Acquisitions and Dispositions
Disposition of 50% Interest in Petra Nova Parish Holdings LLC
On July 3, 2014, the Company, through its wholly owned subsidiary Petra Nova Holdings LLC, sold 50% of its interest in Petra Nova Parish Holdings LLC to JX Nippon Oil Exploration (EOR) Limited, a wholly owned subsidiary of JX Nippon Oil & Gas Exploration Corporation.  As a result of the sale, the Company no longer has a controlling interest in and has deconsolidated Petra Nova Parish Holdings LLC as of the date of the sale. On July 7, 2014, the Company made its initial capital contribution into the partnership of $35 million, which was funded with the sale proceeds of $76 million. On March 3, 2014, Petra Nova CCS I LLC, a wholly owned subsidiary of Petra Nova Parish Holdings LLC, entered into a fixed-price agreement to build and operate a CCS-EOR at the W.A. Parish facility with a consortium of Mitsubishi Heavy Industries America, Inc. and TIC - The Industrial Company.  Notice to proceed for the construction on the CCS-EOR was issued on July 15, 2014, and commercial operation is expected in late 2016.
The joint venture also owns a 75 MW peaking unit at W.A. Parish, which achieved commercial operations on June 26, 2013. The peaking unit will be converted into a cogeneration facility to provide power and steam to the CCS-EOR.  The CCS-EOR is being financed by: (i) up to $167 million from a U.S. DOE CCPI grant of which $7 million has already been received from the grant in the initial design and engineering phase, (ii) $250 million in loans provided by the Japan Bank for International Cooperation and Mizuho Bank, Ltd., and (iii) approximately $300 million in equity contributions from each of the Company and JX Nippon. The Company’s contribution will include investments already made during the development of the project.
On July 14, 2014, Petra Nova Parish Holdings LLC entered into two credit facilities, or the Petra Nova Parish Credit Agreements, to fund the cost of construction of the CCS-EOR at the W.A. Parish facility. The Petra Nova Parish Credit Agreements are comprised of a $75 million Nippon Export and Investment Insurance, or NEXI, covered loan and a $175 million Japan Bank for International Cooperation, or JBIC, facility. The NEXI covered loan has an interest rate of LIBOR plus an applicable margin of 1.75% and the JBIC facility has an interest rate of LIBOR plus an applicable margin of 0.50% during the construction phase which escalates to an applicable margin of 1.50% upon completion of the CCS-EOR. Both credit facilities mature in April 2026. NRG has guaranteed its 50% share of the obligations under the Petra Nova Parish Credit Agreements.
Sales of Assets to NRG Yield, Inc.
On June 30, 2014, the Company sold the following facilities to NRG Yield, Inc.: High Desert, Kansas South, and El Segundo Energy Center. NRG Yield, Inc. paid total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments, plus assumed project level debt of approximately $612 million. The sale was recorded as a transfer of entities under common control and the related assets were transferred at carrying value.
Pending Acquisition
On June 3, 2014, NRG Yield Operating LLC, or Yield Operating, a consolidated subsidiary of the Company, entered into a purchase and sale agreement with Terra-Gen Finance Company, LLC and certain of its affiliates to acquire 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC, and Alta Wind XI Holding Company, LLC, which collectively owns seven wind facilities that total 947 MWs located in Tehachapi, California and a portfolio of land leases, or the Alta Wind Assets. The purchase price of the Alta Wind Assets is $870 million, as well as working capital adjustments, plus the assumption of $1.6 billion in non-recourse project level debt. The acquisition, which is subject to customary closing conditions, including certain regulatory approvals, is expected to close during the third quarter of 2014. Power generated by the Alta Wind facility is sold to Southern California Edison under long-term power purchase agreements with 21 years of remaining contract life for Phases I-V and 22 years, beginning in 2016, for Phases X and XI.
In order to fund the purchase price of the acquisition, NRG Yield, Inc. issued 12,075,000 shares of its Class A common stock on July 29,2014 for net proceeds of $630 million. In addition, on August 5, 2014, Yield Operating issued $500 million in aggregate principal amount at par of 5.375% senior notes due August 2024. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2015. The notes are senior unsecured obligations of Yield Operating and are guaranteed by NRG Yield LLC, Yield Operating’s parent company, and by certain of Yield Operating’s wholly owned current and future subsidiaries.

Acquisition of Dominion's Competitive Electric Retail Business
On March 31, 2014, the Company acquired the competitive retail electricity business of Dominion Resources, Inc., or Dominion. The acquisition of Dominion's competitive retail electricity business increased NRG’s retail portfolio by approximately 217,000 customers as of June 30, 2014, and is expected to increase NRG’s retail portfolio by approximately 500,000 customers in the aggregate by the end of 2014. The acquisition supports NRG's ongoing efforts to expand the Company's retail footprint in the Northeast and to grow its retail position in Texas. The Company paid approximately $195 million as cash consideration for the acquisition, including $165 million of purchase price and $30 million paid for working capital balances, which was funded by cash on hand. The purchase price was provisionally allocated to the following: $50 million to accounts receivable-trade, $62 million to customer relationships, $9 million to trade names, $10 million to current assets, $20 million to derivative assets, $46 million to current and non-current liabilities, and goodwill of $90 million which is not deductible for U.S. income tax purposes in future periods. The factors that resulted in goodwill arising from the acquisition include the revenues associated with new customers in new regions and through the synergies associated with combining a new retail business with the Company's generation assets. The acquired assets and liabilities are included within the Retail segment. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the value of goodwill. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed.
EME Acquisition
On April 1, 2014, the Company acquired substantially all of the assets of EME.  EME, through its subsidiaries and affiliates, owned or leased and operated a portfolio of approximately 8,000 MW consisting of wind energy facilities and coal- and gas-fired generating facilities. The Company paid an aggregate purchase price of $3.5 billion, which was comprised of the following:

	Original Purchase Price	Purchase Price on Acquisition Date
Cash and equivalents (a)	$2,285	$3,021
Common shares (b)	350	401
Liabilities acquired	—	71
Total purchase price	2,635	3,493
Less: cash acquired		1,422
Net purchase price		$2,071
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
In connection with the transaction, NRG agreed to certain conditions with the parties to the Powerton and Joliet, or POJO, sale-leaseback transaction subject to which an NRG subsidiary assumed the POJO leveraged leases and NRG guaranteed the remaining payments under each lease, which total $485 million through 2034. In connection with this agreement, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with environmental regulations, as discussed further in Note 15, Environmental Matters. In addition, NRG assumed certain long-term contractual arrangements for fuel and transportation. Commitments under these arrangements totaled approximately $490 million.
On April 30, 2014, subsequent to the acquisition, the Company acquired the remaining 50% ownership of Mission Del Sol LLC, which owns the Sunrise facility, a 586 MW natural gas facility in Fellows, California, from Chevron increasing the Company's ownership interest to 100% in exchange for the Company's 50% interest in six cogeneration facilities, previously co-owned with Chevron.

The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The purchase price of $3.5 billion was provisionally allocated as follows:

(In millions)
Assets
Cash	$1,422
Current assets	676
Property, plant and equipment	2,475
Intangible assets	312
Non-current assets	813
Total assets acquired	5,698

Liabilities
Current and non-current liabilities	533
Out-of-market contracts and leases	43
Long-term debt	1,249
Total liabilities assumed	1,825
Less: noncontrolling interest	380
Net assets acquired	$3,493
The Company incurred and expensed acquisition-related transaction costs of $14 million and $17 million for the three and six months ended June 30, 2014.
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
Intangible assets - The fair values of the PPAs acquired were determined utilizing a variation of the income approach where the expected future cash flows resulting from the acquired PPAs were reduced by operating costs and charges for contributory assets and then discounted to present value at the weighted average cost of capital of an integrated utility peer group adjusted for project-specific financing attributes. The values were corroborated with available market data.
Out-of-market lease contracts - The estimated fair values of the acquired leases were determined utilizing a variation of the income approach under which the fair value of the lease was determined by discounting the future lease payments at an appropriate discount rate and comparing it to the fair value of the property, plant and equipment being leased.
Noncontrolling interest - The estimated fair value of the noncontrolling interests represent the fair value of the partners' contributions as of the acquisition date.

Supplemental Pro Forma Information
Since the acquisition date, EME contributed $311 million in operating revenues and $14 million in net losses attributable to NRG. The following supplemental pro forma information represents the results of operations as if NRG had acquired EME on January 1, 2013:

	For the six months ended		For the year ended
(in millions except per share amounts)	June 30, 2014	June 30, 2013	December 31, 2013

Operating revenues	$7,655	$5,618	$12,598
Net loss attributable to NRG Energy, Inc.	(136)	(390)	(1,009)
Loss per share attributable to NRG common stockholders:
Basic	(0.41)	(1.16)	(3.00)
Diluted	(0.41)	(1.16)	(3.00)
The supplemental pro forma information has been adjusted to include the pro-forma impact of depreciation of property, plant and equipment, amortization of lease obligations and out-of-market contracts, based on the preliminary purchase price allocations. The pro forma data has also been adjusted to eliminate non-recurring transaction costs incurred by NRG, as well as the related tax impact. There were no transactions during the periods between NRG and EME. The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings or any related integration costs. The Company expects to achieve certain cost savings from the acquisition; however, there can be no assurance that these cost savings will be achieved.
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
Gregory Acquisition
On August 7, 2013, NRG Texas Gregory, LLC, a wholly owned subsidiary of NRG, acquired Gregory Power Partners, L.P. for approximately $245 million in cash, net of $32 million cash acquired. Gregory is a cogeneration plant located in Corpus Christi, Texas, which has generation capacity of 388 MW and steam capacity of 160 MWt. The Gregory cogeneration plant provides steam, processed water and a small percentage of its electrical generation to the Corpus Christi Sherwin Alumina plant. The majority of the plant's generation is available for sale in the ERCOT market. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The purchase price was provisionally allocated primarily to property, plant, and equipment of $248 million, current assets of $13 million, and other liabilities of $16 million. The accounting for the Gregory acquisition was completed as of June 30, 2014, at which point the provisional fair values became final with no material changes.

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

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$114	$114	$99	$99
Liabilities:
Long-term debt, including current portion	18,988	19,576	16,804	17,222
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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2014
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$18	$18
Available-for-sale securities	14	—	—	14
Other (a)	21	—	11	32
Nuclear trust fund investments:
Cash and cash equivalents	3	—	—	3
U.S. government and federal agency obligations	37	4	—	41
Federal agency mortgage-backed securities	—	62	—	62
Commercial mortgage-backed securities	—	26	—	26
Corporate debt securities	—	92	—	92
Equity securities	292	—	58	350
Foreign government fixed income securities	—	2	—	2
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	315	1,438	353	2,106
Interest rate contracts	—	8	—	8
Total assets	$683	$1,632	$440	$2,755
Derivative liabilities:
Commodity contracts	$235	$1,349	$365	$1,949
Interest rate contracts	—	141	—	141
Total liabilities	$235	$1,490	$365	$2,090
(a) Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.

	As of December 31, 2013
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$16	$16
Available-for-sale securities	2	—	—	2
Other (a)	37	—	10	47
Nuclear trust fund investments:
Cash and cash equivalents	26	—	—	26
U.S. government and federal agency obligations	40	5	—	45
Federal agency mortgage-backed securities	—	62	—	62
Commercial mortgage-backed securities	—	14	—	14
Corporate debt securities	—	70	—	70
Equity securities	276	—	56	332
Foreign government fixed income securities	—	2	—	2
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	346	1,126	147	1,619
Interest rate contracts	—	20	—	20
Total assets	$728	$1,299	$229	$2,256
Derivative liabilities:
Commodity contracts	$216	$831	$134	$1,181
Interest rate contracts	—	69	—	69
Total liabilities	$216	$900	$134	$1,250
(a) Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees.

There were no transfers during the three and six months ended June 30, 2014 and 2013 between Levels 1 and 2. The following tables reconcile, for the three and six months ended June 30, 2014 and 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2014					Six months ended June 30, 2014
(In millions)	Debt Securities	Other	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Other	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$18	$11	$56	$23	$108	$16	$10	$56	$13	$95
Total gains/(losses) — realized/unrealized:
Included in earnings	—	—	—	(12)	(12)	—	1	—	4	5
Included in OCI	—	—	—	—	—	2	—	—	—	2
Included in nuclear decom- missioning obligation	—	—	1	—	1	—	—	1	—	1
Purchases	—	—	1	(63)	(62)	—	—	1	(84)	(83)
Contracts acquired in Dominion and EME acquisition	—	—	—	36	36	—	—	—	39	39
Transfers into Level 3 (b)	—	—	—	—	—	—	—	—	18	18
Transfers out of Level 3 (b)	—	—	—	4	4	—	—	—	(2)	(2)
Ending balance as of June 30, 2014	$18	$11	$58	$(12)	$75	$18	$11	$58	$(12)	$75
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2014	$—	$—	$—	$2	$2	$—	$—	$—	$21	$21

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2013				Six months ended June 30, 2013
(In millions)	Debt Securities	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$13	$50	$5	$68	$12	$47	$(12)	$47
Total (losses)/gains — realized/unrealized:
Included in earnings	—	—	9	9	—	—	(18)	(18)
Included in OCI	2	—	—	2	3	—	—	3
Included in nuclear decom- missioning obligations	—	(1)	—	(1)	—	2	—	2
Purchases	—	1	(6)	(5)	—	1	(7)	(6)
Transfers into Level 3 (b)	—	—	12	12	—	—	27	27
Transfers out of Level 3 (b)	—	—	(32)	(32)	—	—	(2)	(2)
Ending balance as of June 30, 2013	$15	$50	$(12)	$53	$15	$50	$(12)	$53
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2013	—	—	24	24	—	—	3	3

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.
Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2014, contracts valued with prices provided by models and other valuation techniques make up 17% of the total derivative assets and 17% of the total derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. As of June 30, 2014, the credit reserve resulted in a $1 million increase in fair value which is a gain in OCI. As of June 30, 2013, the credit reserve resulted in a $1 million decrease in fair value which is composed of a $2 million gain in OCI and a $3 million loss in operating revenue and cost of operations.
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

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2013 Form 10-K. As of June 30, 2014, counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $742 million and NRG held collateral (cash and letters of credit) against those positions of $12 million, resulting in a net exposure of $740 million. Approximately 85% of the Company's exposure before collateral is expected to roll off by the end of 2015. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a)
Category	(% of Total)
Financial institutions	34%
Utilities, energy merchants, marketers and other	31
ISOs	30
Coal and emissions	5
Total as of June 30, 2014	100%

Net Exposure (a)
Category	(% of Total)
Investment grade	90%
Non-rated (b)	6
Non-investment grade	4
Total as of June 30, 2014	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, a significant portion are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $149 million. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, South Central load obligations, and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates its credit exposure for these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2014, aggregate credit risk exposure managed by NRG to these counterparties was approximately $3.5 billion, including $1.1 billion related to assets of NRG Yield, Inc., for the next five years. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which NRG is unable to predict.
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
As of June 30, 2014, the Company believes its retail customer credit exposure was diversified across many customers and various industries, as well as government entities.

Note 5 — Nuclear Decommissioning Trust Fund
This footnote should be read in conjunction with the complete description under Note 6, Nuclear Decommissioning Trust Fund, to the Company's 2013 Form 10-K.
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

	As of June 30, 2014				As of December 31, 2013
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$3	$—	$—	—	$26	$—	$—	—
U.S. government and federal agency obligations	41	2	—	9	45	1	1	9
Federal agency mortgage-backed securities	62	1	1	25	62	1	1	24
Commercial mortgage-backed securities	26	—	—	30	14	—	—	29
Corporate debt securities	92	3	—	11	70	1	1	9
Equity securities	350	219	—	—	332	204	—	—
Foreign government fixed income securities	2	—	—	16	2	—	—	9
Total	$576	$225	$1		$551	$207	$3
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Six months ended June 30,
	2014	2013
	(In millions)
Realized gains	$7	$3
Realized losses	3	4
Proceeds from sale of securities	334	208

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2013 Form 10-K.
Energy-Related Commodities
As of June 30, 2014, NRG had energy-related derivative financial instruments extending through 2019. The Company voluntarily de-designated all remaining commodity cash flow hedges as of January 1, 2014, and prospectively marked these derivatives to market through the income statement.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable and fixed rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of June 30, 2014, the Company had interest rate derivative instruments on non-recourse debt extending through 2032, the majority of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of June 30, 2014 and December 31, 2013. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		June 30, 2014	December 31, 2013
Commodity	Units	(In millions)
Emissions	Short Ton	1	—
Coal	Short Ton	70	51
Natural Gas	MMBtu	(239)	(166)
Oil	Barrel	—	1
Power	MWh	(43)	(27)
Interest	Dollars	$2,569	$1,444
The increase in the natural gas position was the result of additional strategic hedges entered into during the year, partially offset by the settlement of positions during the period. The increase in the interest rate swap position was primarily the result of interest rate swaps acquired in connection with EME.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Derivatives designated as cash flow hedges:
Interest rate contracts current	$—	$—	$59	$35
Interest rate contracts long-term	7	14	74	29
Commodity contracts current	—	—	—	1
Commodity contracts long-term	—	—	—	1
Total derivatives designated as cash flow hedges	7	14	133	66
Derivatives not designated as cash flow hedges:
Interest rate contracts current	—	—	5	4
Interest rate contracts long-term	1	6	3	1
Commodity contracts current	1,701	1,328	1,672	1,015
Commodity contracts long-term	405	291	277	164
Total derivatives not designated as cash flow hedges	2,107	1,625	1,957	1,184
Total derivatives	$2,114	$1,639	$2,090	$1,250

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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of June 30, 2014	(In millions)
Commodity contracts:
Derivative assets	$2,106	$(1,706)	$(4)	$396
Derivative liabilities	(1,949)	1,706	75	(168)
Total commodity contracts	157	—	71	228
Interest rate contracts:
Derivative assets	8	(6)	—	2
Derivative liabilities	(141)	6	—	(135)
Total interest rate contracts	(133)	—	—	(133)
Total derivative instruments	$24	$—	$71	$95

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2013	(In millions)
Commodity contracts:
Derivative assets	$1,619	$(1,032)	$(62)	$525
Derivative liabilities	(1,181)	1,032	18	(131)
Total commodity contracts	438	—	(44)	394
Interest rate contracts:
Derivative assets	20	(12)	—	8
Derivative liabilities	(69)	12	—	(57)
Total interest rate contracts	(49)	—	—	(49)
Total derivative instruments	$389	$—	$(44)	$345
Accumulated Other Comprehensive Loss
The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$(1)	$(31)	$(32)	$(1)	$(22)	$(23)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	—	(7)	(7)	—	(8)	(8)
Mark-to-market of cash flow hedge accounting contracts	—	(12)	(12)	—	(20)	(20)
Accumulated OCI ending balance, net of $29 tax	$(1)	$(50)	$(51)	$(1)	$(50)	$(51)
Losses expected to be realized from OCI during the next 12 months, net of $7 tax	$(1)	$(12)	$(13)	$(1)	$(12)	$(13)

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$42	$(66)	$(24)	$41	$(72)	$(31)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	(15)	1	(14)	(23)	4	(19)
Mark-to-market of cash flow hedge accounting contracts	(3)	34	31	6	37	43
Accumulated OCI ending balance, net of $4 tax	$24	$(31)	$(7)	$24	$(31)	$(7)
Gains/(losses) expected to be realized from OCI during the next 12 months, net of $10 tax	$26	$(9)	$17	$26	$(9)	$17
Losses recognized in income from the ineffective portion of cash flow hedges	$—	$(1)	$(1)	$(1)	$—	$(1)
Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to operating revenue for commodity contracts and interest expense for interest rate contracts. There was no ineffectiveness for the three or six months ended June 30, 2014.
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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(5)	$(7)	$(2)	$(32)
Reversal of gain positions acquired as part of the GenOn and EME acquisitions	(84)	(99)	(162)	(187)
Net unrealized (losses)/gains on open positions related to economic hedges	(30)	204	(223)	55
Losses on ineffectiveness associated with open positions treated as cash flow hedges	—	—	—	(1)
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(119)	98	(387)	(165)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	5	(1)	5	(29)
Reversal of (gain)/loss positions acquired as part of the GenOn and EME acquisitions	(19)	2	(20)	—
Net unrealized gains/(losses) on open positions related to trading activity	14	(13)	30	(26)
Total unrealized mark-to-market (losses)/gains for trading activity	—	(12)	15	(55)
Total unrealized (losses)/gains	$(119)	$86	$(372)	$(220)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Unrealized (losses)/gains included in operating revenues	$(48)	$181	$(364)	(340)
Unrealized (losses)/gains included in cost of operations	(71)	(95)	(8)	120
Total impact to statement of operations — energy commodities	$(119)	$86	$(372)	$(220)
Total impact to statement of operations — interest rate contracts	$(3)	$4	$(7)	$6

The reversal of gain or loss positions acquired as part of the GenOn and EME acquisitions were valued based upon the forward prices on the acquisition dates.
For the six months ended June 30, 2014, the unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward purchases due to decreases in ERCOT heat rates combined with a decrease in value of forward sales of natural gas and electricity due to increases in East power and natural gas prices.
For the six months ended June 30, 2013, the unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases due to decreases in ERCOT heat rates combined with a decrease in the value of forward sales of natural gas and electricity due to a decrease in forward natural gas and electricity prices.
As of June 30, 2013, NRG had interest rate swaps designated as cash flow hedges on the CVSR solar project. The notional amount on the swaps exceeded the actual debt draws on the project. As such, NRG discontinued cash flow hedge accounting for these contracts and $5 million of loss previously deferred in OCI was recognized in earnings for the three and six months ended June 30, 2013.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or requires the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of June 30, 2014 was $71 million. The Company is also a party to certain marginable agreements where NRG has a net liability position, but the counterparty has not called for the collateral due, which was approximately $22 million as of June 30, 2014.
See Note 4, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 7 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2013 Form 10-K. Long-term debt and capital leases consisted of the following:

(In millions, except rates)	June 30, 2014	December 31, 2013	Current interest rate % (a)

Recourse debt:
Senior notes, due 2018	$1,130	$1,130	7.625
Senior notes, due 2019	—	800	7.625
Senior notes, due 2019	223	602	8.500
Senior notes, due 2020	1,063	1,062	8.250
Senior notes, due 2021	1,128	1,128	7.875
Senior notes, due 2022	1,100	—	6.250
Senior notes, due 2023	990	990	6.625
Senior notes, due 2024	1,000	—	6.250
Term loan facility, due 2018	1,992	2,002	L+2.00
Indian River Power LLC, tax-exempt bonds, due 2040 and 2045	247	247	5.375 - 6.00
Dunkirk Power LLC, tax-exempt bonds, due 2042	59	59	5.875
Fort Bend County, tax-exempt bonds, due 2038, 2042, and 2045	67	67	4.750
Subtotal NRG recourse debt	8,999	8,087
Non-recourse debt:
GenOn senior notes, due 2017	774	782	7.875
GenOn senior notes, due 2018	769	780	9.500
GenOn senior notes, due 2020	616	621	9.875
GenOn Americas Generation senior notes, due 2021	499	503	8.500
GenOn Americas Generation senior notes, due 2031	434	435	9.125
Subtotal GenOn debt (non-recourse to NRG)	3,092	3,121
NRG Marsh Landing, due 2017 and 2023	464	473	L+2.75 - 3.00
NRG Energy Center Minneapolis LLC, due 2017 and 2025	124	127	5.95 - 7.25
NRG Solar Alpine LLC, due 2022	170	221	L+2.50/L+1.75
NRG Solar Borrego I LLC, due 2024 and 2038	77	78	L+2.50/5.65
NRG West Holdings LLC, due 2023	520	512	L+2.50 - 2.875
NRG Yield Inc. Convertible Senior Notes, due 2019	324	—	3.5
NRG Yield - other	320	372	various
Subtotal NRG Yield debt (non-recourse to NRG)	1,999	1,783
CVSR High Plains Ranch II LLC, due 2037	798	1,104	2.339 - 3.775
Agua Caliente Solar LLC, due 2037	923	878	2.395 - 3.633
Ivanpah Financing, due 2014, 2015, 2033 and 2038	1,595	1,575	0.437 - 4.256
NRG Peaker Finance Co. LLC, bonds due 2019	128	154	L+1.07
Tapestry Wind LLC, due 2021	196	—	L+2.50
Walnut Creek, term loans due 2023	409	—	L+2.25
Viento Funding II, Inc., due 2023	198	—	L+2.75
Cedro Hill Wind LLC, due 2025	113	—	L+3.125
NRG - other	538	102	various
Subtotal NRG non-recourse debt	4,898	3,813
Subtotal non-recourse debt (including GenOn and NRG Yield)	9,989	8,717
Subtotal long-term debt (including current maturities)	18,988	16,804
Capital leases:
Chalk Point capital lease, due 2015	7	10	8.190
Other	3	3	various
Subtotal long-term debt and capital leases (including current maturities)	18,998	16,817
Less current maturities	833	1,050
Total long-term debt and capital leases	$18,165	$15,767
(a) As of June 30, 2014, L+ equals 3 month LIBOR plus x%, with the exception of the NRG Solar Kansas South LLC and Viento Funding II term loan which is 6 month LIBOR plus x%.

NRG Recourse Debt
Senior Notes
Issuance of 2024 Senior Notes
On April 21, 2014, NRG issued $1.0 billion in aggregate principal amount at par of 6.25% senior notes due 2024. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on November 1, 2014, until the maturity date of May 1, 2024. A portion of the cash proceeds were used to redeem all remaining of its 7.625% 2019 Senior Notes, and the rest of the proceeds are expected to be used to redeem all remaining $225 million of its 8.5% 2019 Senior Notes in September 2014, as discussed below.
In connection with the 2024 Senior Notes, NRG entered into a registration payment arrangement. Failure to file a registration statement relating to the 2024 Senior Notes by January 29, 2015 will result in a registration default. For the first 90-day period immediately following a registration default, additional interest will be paid in an amount equal to 0.25% per annum of the principal amount of 2024 Senior Notes outstanding, as applicable. The amount of interest paid will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration defaults are cured, up to a maximum amount of interest of 1.0% per annum of the principal amount of the 2024 Senior Notes outstanding, as applicable. The additional interest is paid on the next scheduled interest payment date and following the cure of the registration default, the additional interest payment will cease.
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
In connection with the 2022 Senior Notes, NRG entered into a registration payment arrangement. Failure to file a registration statement relating to the 2022 Senior Notes by November 6, 2014 will result in a registration default. For the first 90-day period immediately following a registration default, additional interest will be paid in an amount equal to 0.25% per annum of the principal amount of 2022 Senior Notes outstanding, as applicable. The amount of interest paid will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration defaults are cured, up to a maximum amount of interest of 1.0% per annum of the principal amount of the 2022 Senior Notes outstanding, as applicable. The additional interest is paid on the next scheduled interest payment date and following the cure of the registration default, the additional interest payment will cease.
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
On April 21, 2014, the Company redeemed $74 million of its 8.5% 2019 Senior Notes and $337 million of its 7.625% 2019 Senior Notes through a tender offer and call, at an average early redemption percentage of 105.250% and 104.200%, respectively. A $22 million loss on debt extinguishment of the 8.5% and 7.625% 2019 Senior Notes was recorded during the three months ended June 30, 2014, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
On May 21, 2014, NRG redeemed for cash all of its remaining 7.625% 2019 Senior Notes at an average early redemption percentage of 103.813%. A $18 million loss on debt extinguishment of the 7.625% 2019 Senior Notes was recorded during the three months ended June 30, 2014, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
On August 4, 2014, the Company announced that it gave the required notice under the governing indenture to redeem for cash all of its remaining 8.5% 2019 Senior Notes on September 3, 2014, at an average early redemption percentage of 104.25%.

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
NRG Non-Recourse Debt
The Company has non-recourse debt that is secured by acquired or developed projects that are held in several of its subsidiaries.  In the event of a bankruptcy, receivership, liquidation or similar event involving a subsidiary, the assets of such subsidiary would be used first to satisfy claims of creditors of the subsidiary, including liabilities under the non-recourse debt associated with such subsidiaries, rather than the creditors of NRG.
Ivanpah Financing — Cash Grant Bridge Loans
On June 24, 2014, Solar Partners I received an extension with respect to its borrowings under the Ivanpah Credit Agreement previously due on June 27, 2014, which are subsequently due December 27, 2014. On February 27, 2014, Solar Partners II received an extension with respect to its borrowings previously due in 2014, which are subsequently due in February 2015. The borrowings of Solar Partners VIII are due in October 2014. Solar Partners I, Solar Partners II, and Solar Partners VIII submitted applications to the U.S. Department of Treasury for cash grants; any proceeds received will be utilized to repay the borrowings.
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

EME Project Financings
The following table summarizes the terms of the significant non-recourse project level debt assumed by NRG in the EME acquisition:

Amount in millions, except rates	Term Loan Facility			Letter of Credit Facility			Bond Facility
Non-Recourse Debt	Amount Outstanding as of June 30, 2014	Interest Rate	Maturity Date	Amount Outstanding as of June 30, 2014	Interest Rate	Maturity Date	Amount Outstanding as of June 30, 2014	Interest Rate	Maturity Date
Broken Bow Wind	$49	3-Month LIBOR + 2.875%	12/31/2027	$—	—	—	$—	—	—
Cedro Hill Wind	113	3-Month LIBOR + 3.125%	12/31/2025	—	—	—	—	—	—
Crofton Bluffs	25	3-Month LIBOR + 2.875%	12/31/2027	—	—	—	—	—	—
Laredo Ridge Wind	67	3-Month LIBOR + 2.875%	3/31/2026	—	—	—	—	—	—
Tapestry Wind	196	3-Month LIBOR + 2.500%	12/21/2021	20	2.500%	12/21/2021	—	—	—
Viento Funding II	198	6-Month LIBOR + 2.750%	7/11/2023	27	2.750%	7/11/2020	—	—	—
Walnut Creek Energy	409	3-Month LIBOR + 2.250%	5/31/2023	60	2.000%	5/17/2023	—	—	—
WCEP Holding LLC	53	3-Month LIBOR + 4.000%	5/31/2023	—	—	—	—	—	—
American Bituminous	—	—	—	38	2.650%	11/7/2014	36	0.06%/ Weekly per SIFMA rate(a)	10/1/2017
High Lonesome Mesa	—	—	—	—	—	—	62	6.850%	11/1/2017
Various	15	various	various	52	various	various	—	—	—
Total	$1,125			$197			$98
(a) Securities Industry and Financial Markets Association, or SIFMA
Interest Rate Swaps — EME Project Financings
Many of EME's project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for fixed where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value and will receive quarterly the equivalent of a floating interest payment based on the same notional value. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly and the LIBOR is determined in advance of each interest period. The following table summarizes the swaps related to EME's project level debt as of June 30, 2014.

Non-Recourse Debt	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at June 30, 2014 (In millions)	Effective Date	Maturity Date
Walnut Creek Energy	90%	3.543%	3-Month LIBOR	$368	June 28, 2013	May 31, 2023
WCEP Holdings	90%	4.003%	3-Month LIBOR	48	June 28, 2013	May 31, 2023
Viento Funding II	90%	various	6-Month LIBOR	179	various	various
Viento Funding II	90%	4.985%	6-Month LIBOR	63	July 11, 2023	June 30, 2028
Cedro Hill	90%	4.290%	3-Month LIBOR	102	December 31, 2010	December 31, 2025
Laredo Ridge	90%	3.460%	3-Month LIBOR	60	March 31, 2011	March 31, 2026
Tapestry	90%	2.210%	3-Month LIBOR	176	December 30, 2011	December 21, 2021
Tapestry	75%	3.570%	3-Month LIBOR	60	December 21, 2021	December 21, 2029
Broken Bow	90%	2.960%	3-Month LIBOR	44	December 31, 2013	December 31, 2027
Crofton Bluffs	90%	2.748%	3-Month LIBOR	23	December 31, 2013	December 31, 2027
Total				$1,123
High Lonesome Mesa Facility
Prior to the Company's acquisition of EME, an intercompany tax credit agreement related to the High Lonesome Mesa facility was terminated. The termination was a default under a project financing arrangement that, after the closing of the acquisition, ripened into an event of default. As a result, the balance under the project financing arrangement is classified as current and the lender can request repayment at any time. The facility is secured by the assets of High Lonesome Mesa and is non-recourse to NRG.

NRG Yield Operating LLC Senior Notes
On August 5, 2014, Yield Operating issued $500 million of senior unsecured notes with the intention of utilizing the proceeds to fund the acquisition of the Alta Wind Assets. The Yield Operating senior notes bear interest at 5.375% and mature in August 2024. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2015. The notes are senior unsecured obligations of Yield Operating and will be guaranteed by NRG Yield LLC, Yield Operating’s parent company, and by certain of Yield Operating’s wholly owned current and future subsidiaries.
NRG Yield, Inc. Convertible Notes
During the first quarter of 2014, NRG Yield, Inc. closed on its offering of $345 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019, or the NRG Yield Convertible Notes. The NRG Yield Convertible Notes are convertible, under certain circumstances, into NRG Yield, Inc. Class A common stock, cash or a combination thereof at an initial conversion price of $46.55 per Class A common share, which is equivalent to an initial conversion rate of approximately 21.4822 shares of Class A common stock per $1,000 principal amount of NRG Yield Convertible Notes. Interest on the NRG Yield Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014. The NRG Yield Convertible Notes mature on February 1, 2019, unless earlier repurchased or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding August 1, 2018, the NRG Yield Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The equity component, the $23 million conversion option value, was recorded to NRG's noncontrolling interest for NRG Yield, Inc. with the offset to debt discount. The debt discount will be amortized to interest expense over the term of the notes.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
NRG Yield LLC and Yield Operating entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. On April 25, 2014, NRG Yield LLC and Yield Operating amended the revolving credit facility to increase the available line of credit to $450 million and extend its maturity to April 2019. The revolving credit facility can be used for cash or for the issuance of letters of credit. There was no cash drawn or letters of credit issued under the revolving credit facility as of June 30, 2014.
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

Note 8 — Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG has interests in entities that are considered VIEs under ASC 810, Consolidation, but NRG is not considered the primary beneficiary.  NRG accounts for its interests in these entities under the equity method of accounting.
GenConn Energy LLC — Through its consolidated subsidiary, Yield Operating, the Company owns a 50% interest in GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $116 million as of June 30, 2014.
Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. NRG's maximum exposure to loss is limited to its equity investment, which was $80 million as of June 30, 2014.
Texas Coastal Ventures LLC — As of June 30, 2014, NRG owned a 50% interest in Texas Coastal Ventures, a joint venture with Hilcorp Energy I, L.P., through its subsidiary Petra Nova LLC. NRG's maximum exposure to loss is limited to its investment, which was $68 million as of June 30, 2014. As further described in Note 3, Business Acquisitions and Dispositions, on July 3, 2014, NRG, through its wholly owned subsidiary Petra Nova Holdings LLC, sold 50% of its interest in Petra Nova Parish Holdings LLC to JX Nippon Oil Exploration (EOR) Limited, reducing its ownership interest in Texas Coastal Ventures to 25%.
Entities that are Consolidated
Capistrano Wind LLC — Through the acquisition of EME, the Company has a controlling financial interest in Capistrano Wind Partners, whose Class B preferred equity interest are held by outside investors. Capistrano Wind Partners holds 100% ownership in five projects generating 411 MW of wind capacity. The five wind projects include Cedro Hill located in Texas, Mountain Wind Power I, located in Wyoming, Mountain Wind Power II located in Wyoming, Crofton Bluffs located in Nebraska, and Broken Bow I located in Nebraska.
Under the terms of the Capistrano Wind Partners formation documents, preferred equity interests receive 100% of the cash available for distribution, up to a scheduled amount to target a certain return and thereafter cash distributions are shared. The Company retains indirect beneficial ownership of the wind projects and retains responsibilities for managing the operations of Capistrano Wind Partners. Accordingly, the Company consolidates these projects.
The summarized financial information for Capistrano Wind Holdings consisted of the following:

(In millions)	June 30, 2014
Current assets	$171
Net property, plant and equipment	644
Other long-term assets	6
Total assets	821

Current liabilities	29
Long-term debt	188
Other long-term liabilities	186
Total liabilities	403
Noncontrolling interests	$388

Note 9 — Changes in Capital Structure
As of June 30, 2014 and December 31, 2013, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2013	401,126,780	(77,347,528)	323,779,252
Shares issued under LTIPs	950,546	—	950,546
Shares issued under ESPP	—	71,595	71,595
Shares issued in connection with the EME acquisition	12,671,977	—	12,671,977
Balance as of June 30, 2014	414,749,303	(77,275,933)	337,473,370
As discussed in Note 3, Business Acquisitions and Dispositions, on April 1, 2014, the Company issued 12,671,977 shares of NRG common stock in connection with the acquisition of EME.
Employee Stock Purchase Plan
On May 8, 2014, NRG stockholders approved an increase of 800,000 shares available for issuance under the NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan, or ESPP. Subsequent to this approval, 1,616,793 shares of treasury stock were available for issuance under the ESPP. In July 2014, 56,845 shares of NRG common stock were issued to employee accounts from treasury stock under the ESPP.
NRG Common Stock Dividends
The following table lists the dividends paid during the six months ended June 30, 2014:

	Second Quarter 2014	First Quarter 2014
Dividends per Common Share	$0.14	$0.12
On July 18, 2014, NRG declared a quarterly dividend on the Company's common stock of $0.14 per share, payable August 15, 2014, to stockholders of record as of August 1, 2014, representing $0.56 on an annualized basis. The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.

Note 10 — (Loss)/Earnings Per Share
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

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic (loss)/earnings per share attributable to NRG Energy, Inc. common stockholders
Net (loss)/income attributable to NRG Energy, Inc.	$(97)	$124	$(153)	$(208)
Dividends for preferred shares	3	3	5	5
(Loss)/earnings available for common stockholders	$(100)	$121	$(158)	$(213)
Weighted average number of common shares outstanding	337	323	331	323
(Loss)/earnings per weighted average common share — basic	$(0.30)	$0.37	$(0.48)	$(0.66)
Diluted (loss)/earnings per share attributable to NRG Energy, Inc. common stockholders
Weighted average number of common shares outstanding	337	323	331	323
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	4	—	—
Total dilutive shares	337	327	331	323
(Loss)/earnings per weighted average common share — diluted	$(0.30)	$0.37	$(0.48)	$(0.66)
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted (loss)/earnings per share:

	Three months ended June 30,		Six months ended June 30,
(In millions of shares)	2014	2013	2014	2013
Equity compensation plans	8	2	8	11
Embedded derivative of 3.625% redeemable perpetual preferred stock	16	16	16	16
Total	24	18	24	27

Note 11 — Segment Reporting
Effective June 2014, the Company's segment structure and its allocation of corporate expenses were updated to reflect how management currently makes financial decisions and allocates resources. The Texas and South Central segments were combined to form the Gulf Coast segment. The Company has recast data from prior periods to reflect this change in reportable segments to conform to the current year presentation. The Company's businesses are primarily segregated based on the Retail Business, conventional power generation, renewable businesses, NRG Yield and corporate activities.  Within NRG's conventional power generation, there are distinct components with separate operating results and management structures for the following geographical regions: Gulf Coast, East and West. The Company's renewables segment includes solar and wind assets, excluding those in the NRG Yield segment. NRG Yield includes certain of the Company's contracted generation assets including four natural gas or dual-fired facilities, ten utility-scale solar and wind generation facilities, two portfolios of distributed solar facilities and thermal infrastructure assets. On June 30, 2014, NRG Yield acquired three projects from the Company: El Segundo Energy Center, formerly in the West segment, Kansas South and High Desert, both formerly in the renewables segment. As the transaction was accounted for as a transfer of entities under common control, all historical periods have been recast to reflect this change. The Company's corporate segment includes international business, electric vehicle services, energy services, residential solar and the carbon capture business. Intersegment sales are accounted for at market.

(In millions)		Conventional Power Generation
Three months ended June 30, 2014	Retail(a)	Gulf Coast(a)	East(a)	West(a)	Renewables(a)	NRG Yield(a)	Corporate(a)(b)	Elimination	Total
Operating revenues	$1,879	$1,003	$881	$165	$164	$134	$60	$(665)	$3,621
Depreciation and amortization	33	144	74	27	58	36	14	—	386
Equity in earnings/(losses) of unconsolidated affiliates	—	1	1	10	(2)	14	4	(14)	14
(Loss)/income before income taxes	(111)	134	6	33	1	36	(290)	(15)	(206)
Net (loss)/income attributable to NRG Energy, Inc.	(112)	134	6	33	(19)	28	(166)	(1)	(97)
Total assets as of June 30, 2014	$5,531	$14,459	$10,260	$2,158	$8,381	$3,236	$28,311	$(34,707)	$37,629

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$2	$698	$(53)	$—	$4	$—	$14
(b) Includes loss on debt extinguishment of $40 million.

(In millions)		Conventional Power Generation
Three months ended June 30, 2013	Retail(c)	Gulf Coast(c)	East(c)	West(c)	Renewables(c)	NRG Yield(c)	Corporate(c)(d)	Elimination	Total
Operating revenues	$1,535	$963	$826	$124	$55	$82	$26	$(682)	$2,929
Depreciation and amortization	36	136	87	12	25	10	7	—	313
Equity in earnings/(loss) of unconsolidated affiliates	—	1	—	1	(1)	2	—	5	8
(Loss)/income before income taxes	(82)	180	133	36	(13)	35	(219)	(2)	68
Net (loss)/income attributable to NRG Energy, Inc.	$(82)	$180	$133	$36	$(22)	$35	$(156)	$—	$124

(c) Operating revenues include inter-segment sales and net derivative gains and losses of:	$1	$606	$66	$3	$—	$—	$6
(d) Includes loss on debt extinguishment of $21 million.

(In millions)		Conventional Power Generation
Six months ended June 30, 2014	Retail(e)	Gulf Coast(e)	East(e)	West(e)	Renewables(e)	NRG Yield(e)	Corporate(e)(f)	Elimination	Total
Operating revenues	$3,405	$1,477	$2,281	$275	$214	$274	$98	$(917)	$7,107
Depreciation and amortization	66	287	140	39	106	60	23	—	721
Equity in earnings/(losses) of unconsolidated affiliates	—	1	—	14	(6)	15	4	(7)	21
Income/(loss) before income taxes	180	(203)	225	41	(64)	65	(526)	(22)	(304)
Net income/(loss) attributable to NRG Energy, Inc.	$179	$(203)	$225	$41	$(67)	$50	$(372)	$(6)	$(153)

(e) Operating revenues include inter-segment sales and net derivative gains and losses of:	$4	$839	$30	$—	$4	$—	$40
(f) Includes loss on debt extinguishment of $81 million

(In millions)		Conventional Power Generation
Six months ended June 30, 2013	Retail(g)	Gulf Coast(g)	East(g)	West(g)	Renewables(g)	NRG Yield(g)	Corporate(g)(h)	Elimination	Total
Operating revenues	$2,766	$1,243	$1,421	$213	$89	$135	$57	$(914)	$5,010
Depreciation and amortization	68	273	173	25	48	20	13	—	620
Equity in earnings of unconsolidated affiliates	—	2	—	2	1	6	—	—	11
Income/(loss) before income taxes	287	(251)	(25)	32	(28)	46	(470)	(6)	(415)
Net income/(loss) attributable to NRG Energy, Inc.	$287	$(251)	$(25)	$32	$(38)	$46	$(255)	$(4)	$(208)

(g) Operating revenues include inter-segment sales and net derivative gains and losses of:	$2	$837	$58	$3	$—	$—	$14
(h) Includes loss on debt extinguishment of $49 million

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions except otherwise noted)	2014	2013	2014	2013
(Loss)/income before income taxes	$(206)	$68	$(304)	$(415)
Income tax benefit	(126)	(63)	(157)	(215)
Effective tax rate	61.2%	(92.6)%	51.6%	51.8%
For the three and six months ended June 30, 2014, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of production tax credits generated from our wind assets and the recognition of uncertain tax benefits.
For the three and six months ended June 30, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of ITCs from the Company's Agua Caliente solar project in Arizona and the impact of non-taxable equity earnings.
Uncertain Tax Benefits
As of June 30, 2014, NRG has recorded a non-current tax liability of $68 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. NRG has accrued interest related to these uncertain tax benefits of $1 million for the six months ended June 30, 2014, and has accrued $15 million of interest and penalties since adoption. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn acquisition, assets held by NRG Yield, Inc. and NRG's assets that have project-level financing to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of June 30, 2014, hedges under the first lien were out-of-the-money for NRG on a counterparty aggregate basis.
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
Midwest Generation, LLC Asbestos Liabilities
The Company, through its subsidiary, Midwest Generation, LLC, may be subject to potential asbestos liabilities as a result of its acquisition of EME. The Company is currently analyzing the scope of potential liability as it may relate to Midwest Generation, LLC.
NRG Energy Center San Francisco LLC
In 2013, NRG Energy Center San Francisco LLC received a Notice of Violation from the San Francisco Department of Public Health alleging improper monitoring of three underground storage tanks. The tanks have not leaked. This matter was settled on July 21, 2014 for $123,270.
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

Actions Pursued by MC Asset Recovery
With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings. MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit.  In March 2012, the Court of Appeals reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in Mirant's bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.
Pending Natural Gas Litigation
GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which is handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. The Court of Appeals reversed the decision of the District Court. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeal’s decision. On July 1, 2014, the U.S. Supreme Court granted the petition for a writ of certiorari.
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
Cheswick Class Action Complaint
In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents. The Company disputes these allegations. Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief. Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the Company's plant. In July 2012, the Company removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the District Court granted the Company's motion to dismiss, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Court of Appeals reversed the decision of the District Court. On September 3, 2013, the Company filed a petition for rehearing with the Court of Appeals which was subsequently denied. In February 2014, the Company filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Court of Appeals decision. On June 2, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari. The case is proceeding in the U.S. District Court for the Western District of Pennsylvania.

Cheswick Monarch Mine NOV
In 2008, the PADEP issued an NOV related to the Monarch mine located near the Cheswick generating facility. It has not been mined for many years. The Company uses the Monarch mine for disposal of low-volume wastewater from the Cheswick generating facility and for disposal of leachate collected from ash disposal facilities. The NOV addresses the alleged requirement to maintain a minimum pumping volume from the mine. The PADEP indicated it will seek a civil penalty of approximately $200,000. The Company contests the allegations in the NOV and has not agreed to such penalty. The Company is currently planning to incur capital expenditures in connection with wastewater from Cheswick and leachate from ash disposal facilities.
Energy Plus Holdings
In May 2014, Energy Plus Holdings executed a settlement agreement with the Connecticut Office of Attorney General and the Connecticut Office of Consumer Counsel related to its sales, marketing and business practices in Connecticut. The settlement was in accordance with the Company's established reserve for this matter.  Energy Plus Holdings continues to cooperate and discuss a resolution of issues with respect to its sales, marketing and business practices in New York with the New York Office of Attorney General.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic
On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent NRG a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent the Company a similar letter with respect to the Chalk Point and Dickerson facilities, threatening to sue within 60 days if the Company did not bring itself into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the Clean Water Act and Maryland environmental laws related to water. The lawsuit is ongoing and seeks injunctive relief and civil penalties in excess of $100,000.

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
National
Court Rejects FERC’s Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allow demand response resources to participate in the FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related solely to energy market participation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. FERC has asked the U.S. Court of Appeals for the District of Columbia Circuit to rehear en banc the decision. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Company at this time.
West Region
California Station Power — On December 18, 2012, in Calpine Corporation v. FERC, the U.S. Court of Appeals for the District of Columbia Circuit upheld a decision by FERC disclaiming jurisdiction over how the states impose retail station power charges. The CPUC may now establish retail charges for future station power consumption. Due to reservation-of-rights language in the California utilities' state-jurisdictional station power tariffs, the ruling of the Court of Appeals may require California generators to pay state-imposed retail charges back to the date of enrollment by the facilities in the CAISO's station period program (February 1, 2009, for the Company's Encina and El Segundo facilities; March 1, 2009, for the Company's Long Beach facility).
On November 18, 2011, Southern California Edison Company, or SCE, filed with the CPUC, seeking authorization to begin charging generators station power charges, and to assess such charges retroactively, which the Company and other generators have challenged. On July 14, 2014, the CPUC issued a draft resolution describing the method to be used by SCE and PG&E to determine station power charges. The draft resolution establishes a 15 minute netting period, to take effect August 30, 2010, which means that there would be no refund liability associated with station power consumption prior to August 30, 2010. The draft resolution remains under consideration by the CPUC and is scheduled for Commission action on August 14, 2014. If approved, the Company would have 30 days to appeal the ruling before it would be considered final.
Gulf Coast Region
South Texas Project — On March 31, 2014, STP submitted the response to a request for information from the NRC regarding the re-evaluation of the seismic hazard at the site, conducted in response to recommendation 2.1 of the Near-Term Task Force that was convened in response to the accident at Fukushima. On March 12, 2012, after the initial industry-wide submittal was reviewed by the NRC, the agency questioned the varying standards applied to risk assessment for seismic hazards used for initial licensing at some stations. As a result, all stations were directed to re-evaluate the risk against present-day requirements and the current design basis. The seismic evaluation of the STP site, recently conducted when preparing the application for a combined construction and operating license for the STP Units 3 & 4 development project, provided some assurance of the adequacy of the walk-downs and analyses to be conducted. The station followed the guidance in the “Seismic Evaluation Guidance: Screening, Prioritization, and Implementation Details (SPID) for the Resolution of Fukushima Near-Term Task Force Recommendation 2.1: Seismic” report published by the Electric Power Research Institute. This re-evaluation confirmed that the updated ground motion response spectrum does not exceed the bounds of the operating license and as a result, no further evaluations need to be performed.

Note 15 — Environmental Matters
This footnote should be read in conjunction with the complete description under Note 24, Environmental Matters, to the Company's 2013 Form 10-K.
NRG is subject to a wide range of environmental laws in the development, ownership, construction and operation of projects in the United States and certain international regions. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Environmental laws have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including greenhouse gases, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Company's facilities, which could have a material effect on the Company's operations.
The EPA released CSAPR in 2011, which was scheduled to replace CAIR in January 2012. In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR and then issued an opinion in August 2012 vacating CSAPR and keeping CAIR in place until the EPA can replace it. On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's opinion. The Company expects further proceedings in the Court of Appeals over the next few months. While NRG is unable to predict the final outcome of the ongoing litigation, the Company believes its investment in pollution controls and cleaner technologies coupled with planned plant retirements should leave the fleet well positioned for compliance.
In January 2014, the EPA re-proposed the NSPS for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. On June 18, 2014, the EPA proposed a rule that would require states to develop CO2 emission standards that would apply to existing fossil-fueled generating facilities. Specifically, the EPA proposed state-specific rate-based standards for CO2 emissions, as well as guidelines for states to follow in developing plans to achieve the state-specific standards. The EPA anticipates finalizing this rule in June 2015.
Water
In May 2014, the EPA released a prepublication version of the final regulation regarding once through cooling from existing facilities to address impingement and entrainment concerns. NRG anticipates that more stringent requirements will be incorporated into some of its water discharge permits over the next several years.
East Region
The MDE has announced that it intends to promulgate more stringent regulations regarding SO2 and NOx emissions, which could negatively affect certain of the Company's coal facilities located in Maryland.
Environmental Capital Expenditures
Based on current rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2014 through 2018 required to comply with environmental laws will be approximately $906 million which includes $123 million for GenOn and $567 million (of which $22 million is attributable to interest during construction) for plants acquired in the EME acquisition.
In connection with the acquisition of EME, as further described in Note 3, Business Acquisitions and Dispositions, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with environmental regulations.

Note 16 — Condensed Consolidating Financial Information
As of June 30, 2014, the Company had outstanding $6.6 billion of Senior Notes due from 2018 - 2024, as shown in Note 7, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries, NRG Yield, Inc. and its subsidiaries and other subsidiaries of NRG that are subject to project financing.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2014:

Ace Energy, Inc.	Middletown Power LLC	NRG Oswego Harbor Power Operations Inc.
Allied Warranty LLC	Montville Power LLC	NRG PacGen Inc.
Arthur Kill Power LLC	NEO Corporation	NRG Portable Power LLC
Astoria Gas Turbine Power LLC	NEO Freehold-Gen LLC	NRG Power Marketing LLC
Bayou Cove Peaking Power, LLC	NEO Power Services Inc.	NRG Reliability Solutions LLC
BidURenergy, Inc.	New Genco GP, LLC	NRG Renter's Protection LLC
Cabrillo Power I LLC	Norwalk Power LLC	NRG Retail LLC
Cabrillo Power II LLC	NRG Affiliate Services Inc.	NRG Retail Northeast LLC
Carbon Management Solutions LLC	NRG Artesian Energy LLC	NRG Rockford Acquisition LLC
Cirro Group, Inc.	NRG Arthur Kill Operations Inc.	NRG Saguaro Operations Inc.
Cirro Energy Services, Inc.	NRG Astoria Gas Turbine Operations Inc.	NRG Security LLC
Clean Edge Energy LLC	NRG Bayou Cove LLC	NRG Services Corporation
Conemaugh Power LLC	NRG Business Solutions LLC	NRG SimplySmart Solutions LLC
Connecticut Jet Power LLC	NRG Cabrillo Power Operations Inc.	NRG South Central Affiliate Services Inc.
Cottonwood Development LLC	NRG California Peaker Operations LLC	NRG South Central Generating LLC
Cottonwood Energy Company LP	NRG Cedar Bayou Development Company, LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners I LLC	NRG Connecticut Affiliate Services Inc.	NRG South Texas LP
Cottonwood Generating Partners II LLC	NRG Construction LLC	NRG Texas C&I Supply LLC
Cottonwood Generating Partners III LLC	NRG Curtailment Solutions LLC	NRG Texas Gregory LLC
Cottonwood Technology Partners LP	NRG Development Company Inc.	NRG Texas Holding Inc.
Devon Power LLC	NRG Devon Operations Inc.	NRG Texas LLC
Dunkirk Power LLC	NRG Dispatch Services LLC	NRG Texas Power LLC
Eastern Sierra Energy Company LLC	NRG Dunkirk Operations Inc.	NRG Warranty Services LLC
El Segundo Power, LLC	NRG El Segundo Operations Inc.	NRG West Coast LLC
El Segundo Power II LLC	NRG Energy Labor Services LLC	NRG Western Affiliate Services Inc.
Elbow Creek Wind Project LLC	NRG Energy Services Group LLC	O'Brien Cogeneration, Inc. II
Energy Alternatives Wholesale, LLC	NRG Energy Services International Inc.	ONSITE Energy, Inc.
Energy Curtailment Specialists, Inc.	NRG Energy Services LLC	Oswego Harbor Power LLC
Energy Plus Holdings LLC	NRG Generation Holdings, Inc.	RE Retail Receivables, LLC
Energy Plus Natural Gas LLC	NRG Home & Business Solutions LLC	Reliant Energy Northeast LLC
Energy Protection Insurance Company	NRG Home Solutions LLC	Reliant Energy Power Supply, LLC
Everything Energy LLC	NRG Home Solutions Product LLC	Reliant Energy Retail Holdings, LLC
GCP Funding Company, LLC	NRG Homer City Services LLC	Reliant Energy Retail Services, LLC
Green Mountain Energy Company	NRG Huntley Operations Inc.	RERH Holdings LLC
Green Mountain Energy Company	NRG Identity Protect LLC	Saguaro Power LLC
(NY Res) LLC	NRG Ilion Limited Partnership	Somerset Operations Inc.
Gregory Partners, LLC	NRG Ilion LP LLC	Somerset Power LLC
Gregory Power Partners LLC	NRG International LLC	Texas Genco Financing Corp.
Huntley Power LLC	NRG Maintenance Services LLC	Texas Genco GP, LLC
Independence Energy Alliance LLC	NRG Mextrans Inc.	Texas Genco Holdings, Inc.
Independence Energy Group LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco LP, LLC
Independence Energy Natural Gas LLC	NRG Middletown Operations Inc.	Texas Genco Operating Services, LLC
Indian River Operations Inc.	NRG Montville Operations Inc.	Texas Genco Services, LP
Indian River Power LLC	NRG New Jersey Energy Sales LLC	US Retailers LLC
Keystone Power LLC	NRG New Roads Holdings LLC	Vienna Operations Inc.
Langford Wind Power, LLC	NRG North Central Operations Inc.	Vienna Power LLC
Lone Star A/C & Appliance Repairs, LLC	NRG Northeast Affiliate Services Inc.	WCP (Generation) Holdings LLC
Louisiana Generating LLC	NRG Norwalk Harbor Operations Inc.	West Coast Power LLC
Meriden Gas Turbines LLC	NRG Operating Services, Inc.

NRG conducts much of its business through and derives much of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and NRG's ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to NRG. However, there may be restrictions for certain non-guarantor subsidiaries.
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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,514	$1,129	$—	$(22)	$3,621
Operating Costs and Expenses
Cost of operations	2,048	762	11	(4)	2,817
Depreciation and amortization	211	170	5	—	386
Selling, general and administrative	106	82	80	—	268
Acquisition-related transaction and integration costs	—	7	33	—	40
Development activity expenses	—	7	14	—	21
Total operating costs and expenses	2,365	1,028	143	(4)	3,532
Operating Income/(Loss)	149	101	(143)	(18)	89
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	52	—	65	(117)	—
Equity in earnings of unconsolidated affiliates	6	17	—	(9)	14
Other income/(loss), net	3	4	(2)	—	5
Loss on debt extinguishment	—	—	(40)	—	(40)
Interest expense	(5)	(120)	(149)	—	(274)
Total other income/(expense)	56	(99)	(126)	(126)	(295)
Income/(Loss) Before Income Taxes	205	2	(269)	(144)	(206)
Income tax expense/(benefit)	47	4	(177)	—	(126)
Net Income/(Loss)	158	(2)	(92)	(144)	(80)
Less: Net income attributable to noncontrolling interest	—	39	5	(27)	17
Net Income/(Loss) attributable to NRG Energy, Inc.	$158	$(41)	$(97)	$(117)	$(97)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$4,793	$2,380	$—	$(66)	$7,107
Operating Costs and Expenses
Cost of operations	3,841	1,736	7	(34)	5,550
Depreciation and amortization	409	304	8	—	721
Selling, general and administrative	211	139	144	—	494
Acquisition-related transaction and integration costs	—	8	44	—	52
Development activity expenses	—	17	23	—	40
Total operating costs and expenses	4,461	2,204	226	(34)	6,857
Gain on sale of assets	—	19	—	—	19
Operating Income/(Loss)	332	195	(226)	(32)	269
Other Income/(Expense)
Equity in earnings/(loss) of consolidated subsidiaries	101	(6)	180	(275)	—
Equity in earnings of unconsolidated affiliates	10	18	—	(7)	21
Other income, net	4	8	5	(1)	16
Loss on debt extinguishment	—	(9)	(72)	—	(81)
Interest expense	(11)	(227)	(292)	1	(529)
Total other income/(expense)	104	(216)	(179)	(282)	(573)
Income/(Loss) Before Income Taxes	436	(21)	(405)	(314)	(304)
Income tax expense/(benefit)	110	(6)	(261)	—	(157)
Net Income/(Loss)	326	(15)	(144)	(314)	(147)
Less: Net income attributable to noncontrolling interest	—	36	9	(39)	6
Net Income/(Loss) attributable to NRG Energy, Inc.	$326	$(51)	$(153)	$(275)	$(153)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Three Months Ended June 30, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$158	$(2)	$(92)	$(144)	$(80)
Other comprehensive income, net of tax
Unrealized gain/(loss) on derivatives, net	2	(20)	(8)	7	(19)
Foreign currency translation adjustments, net	—	(1)	(2)	—	(3)
Available-for-sale securities, net	—	5	4	(2)	7
Defined benefit plan, net	(2)	(13)	25	—	10
Other comprehensive income/(loss)	—	(29)	19	5	(5)
Comprehensive income/(loss)	158	(31)	(73)	(139)	(85)
Less: Comprehensive income attributable to noncontrolling interest	—	32	5	(25)	12
Comprehensive income/(loss) attributable to NRG Energy, Inc.	158	(63)	(78)	(114)	(97)
Dividends for preferred shares	—	—	3	—	3
Comprehensive income/(loss) available for common stockholders	$158	$(63)	$(81)	$(114)	$(100)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Six Months Ended June 30, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$326	$(15)	$(144)	$(314)	$(147)
Other comprehensive income, net of tax
Unrealized gain/(loss) on derivatives, net	8	(26)	(3)	(7)	(28)
Foreign currency translation adjustments, net	—	5	(2)	—	3
Available-for-sale securities, net	—	5	8	—	13
Defined benefit plan, net	—	(13)	25	—	12
Other comprehensive income/(loss)	8	(29)	28	(7)	—
Comprehensive income/(loss)	334	(44)	(116)	(321)	(147)
Less: Comprehensive income/(loss) attributable to noncontrolling interest	—	27	9	(39)	(3)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	334	(71)	(125)	(282)	(144)
Dividends for preferred shares	—	—	5	—	5
Comprehensive income/(loss) available for common stockholders	$334	$(71)	$(130)	$(282)	$(149)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$25	$1,121	$335	$—	$1,481
Funds deposited by counterparties	5	4	—	—	9
Restricted cash	9	276	1	—	286
Accounts receivable, net	1,205	277	—	—	1,482
Inventory	419	577	—	—	996
Derivative instruments	989	852	—	(140)	1,701
Deferred income taxes	—	41	38	—	79
Cash collateral paid in support of energy risk management activities	282	290	—	—	572
Accounts receivable - affiliate	5,661	821	(4,748)	(1,724)	10
Renewable energy grant receivable	—	614	—	—	614
Prepayments and other current assets	128	367	32	—	527
Total current assets	8,723	5,240	(4,342)	(1,864)	7,757
Net property, plant and equipment	8,884	12,563	153	(24)	21,576
Other Assets
Investment in subsidiaries	573	(932)	22,474	(22,115)	—
Equity investments in affiliates	(20)	1,014	—	(129)	865
Notes receivable, less current portion	—	73	108	(96)	85
Goodwill	2,064	52		—	2,116
Intangible assets, net	958	545	(47)	(22)	1,434
Nuclear decommissioning trust fund	576	—	—	—	576
Deferred income tax	8	586	906	—	1,500
Derivative instruments	172	269	—	(28)	413
Other non-current assets	96	637	574		1,307
Total other assets	4,427	2,244	24,015	(22,390)	8,296
Total Assets	$22,034	$20,047	$19,826	$(24,278)	$37,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$813	$19	$—	$833
Accounts payable	748	325	30	—	1,103
Accounts payable — affiliate	1,054	365	305	(1,724)	—
Derivative instruments	1,029	847	—	(140)	1,736
Cash collateral received in support of energy risk management activities	5	4	—	—	9
Accrued expenses and other current liabilities	283	491	291		1,065
Total current liabilities	3,120	2,845	645	(1,864)	4,746
Other Liabilities
Long-term debt and capital leases	316	9,272	8,673	(96)	18,165
Nuclear decommissioning reserve	302	—	—	—	302
Nuclear decommissioning trust liability	336	—	—	—	336
Deferred income taxes	1,142	(1,003)	(68)	—	71
Derivative instruments	189	194	—	(29)	354
Out-of-market contracts	119	1,056	—	—	1,175
Other non-current liabilities	424	583	247		1,254
Total non-current liabilities	2,828	10,102	8,852	(125)	21,657
Total liabilities	5,948	12,947	9,497	(1,989)	26,403
3.625% convertible perpetual preferred stock	—	—	249	—	249
Stockholders’ Equity	16,086	7,100	10,080	(22,289)	10,977
Total Liabilities and Stockholders’ Equity	$22,034	$20,047	$19,826	$(24,278)	$37,629

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided/(Used) by Operating Activities	$798	$641	$(2,429)	$1,360	$370
Cash Flows from Investing Activities
(Payments for)/proceeds from intercompany loans to subsidiaries	(808)	(552)	1,360	—	—
Acquisition of businesses, net of cash acquired	—	(25)	(1,792)	—	(1,817)
Capital expenditures	(9)	(134)	(364)	—	(507)
(Increase)/decrease in restricted cash, net	(2)	(5)	1	—	(6)
Decrease/(increase) in restricted cash — U.S. DOE projects	—	24	(3)	—	21
Decrease in notes receivable	—	2	—	—	2
Investments in nuclear decommissioning trust fund securities	(340)	—	—	—	(340)
Proceeds from sales of nuclear decommissioning trust fund securities	334	—	—	—	334
Proceeds from renewable energy grants	—	429	—	—	429
Proceeds from sale of assets, net of cash disposed of	—	—	77	—	77
Cash proceeds to fund cash grant bridge loan payment	—	57	—	—	57
Other	(4)	1	—	—	(3)
Net Cash Used by Investing Activities	(829)	(203)	(721)	—	(1,753)
Cash Flows from Financing Activities
Proceeds from/(payments for) intercompany loans	—	—	1,360	(1,360)	—
Payment of dividends to common and preferred stockholders	—	—	(91)	—	(91)
Net payments for settlement of acquired derivatives that include financing elements	—	(167)	—	—	(167)
Contributions from noncontrolling interest in subsidiaries	—	10	—	—	10
Proceeds from issuance of long-term debt	—	551	3,335	—	3,886
Proceeds from issuance of common stock	—	—	8	—	8
Payment of debt issuance and hedging costs	—	(15)	(28)	—	(43)
Payments for short and long-term debt	—	(542)	(2,427)	—	(2,969)
Net Cash (Used)/Provided by Financing Activities	—	(163)	2,157	(1,360)	634
Effect of exchange rate changes on cash and cash equivalents	—	(24)	—	—	(24)
Net (Decrease)/Increase in Cash and Cash Equivalents	(31)	251	(993)	—	(773)
Cash and Cash Equivalents at Beginning of Period	56	870	1,328	—	2,254
Cash and Cash Equivalents at End of Period	$25	$1,121	$335	$—	$1,481

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,171	$850	$—	$(92)	$2,929
Operating Costs and Expenses
Cost of operations	1,647	492	—	(88)	2,051
Depreciation and amortization	207	103	3	—	313
Selling, general and administrative	110	66	58	(4)	230
Acquisition-related transaction and integration costs	—	12	15	—	27
Development activity expenses	—	7	14	—	21
Total operating costs and expenses	1,964	680	90	(92)	2,642
Operating Income/(Loss)	207	170	(90)	—	287
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	20	(2)	208	(226)	—
Equity in earnings of unconsolidated affiliates	1	4	—	3	8
Other income, net	1	(2)	1	—	—
Loss on debt extinguishment	—	(11)	(10)	—	(21)
Interest expense	(5)	(77)	(124)	—	(206)
Total other income/(expense)	17	(88)	75	(223)	(219)
Income/Loss Before Income Taxes	224	82	(15)	(223)	68
Income tax expense/(benefit)	65	11	(139)	—	(63)
Net Income	159	71	124	(223)	131
Less: Net income attributable to noncontrolling interest	—	4	—	3	7
Net Income attributable to NRG Energy, Inc.	$159	$67	$124	$(226)	$124

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$3,761	$1,375	$—	$(126)	$5,010
Operating Costs and Expenses
Cost of operations	2,905	1,007	7	(115)	3,804
Depreciation and amortization	411	203	6	—	620
Selling, general and administrative	225	118	125	(11)	457
Acquisition-related transaction and integration costs	—	41	28	—	69
Development activity expenses	—	13	26	—	39
Total operating costs and expenses	3,541	1,382	192	(126)	4,989
Operating Income/(Loss)	220	(7)	(192)	—	21
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	21	(4)	44	(61)	—
Equity in earnings of unconsolidated affiliates	2	6	—	3	11
Other income, net	2	—	2	—	4
Loss on debt extinguishment	—	(11)	(38)	—	(49)
Interest expense	(10)	(141)	(251)	—	(402)
Total other income/(expense)	15	(150)	(243)	(58)	(436)
Income/(Loss) Before Income Taxes	235	(157)	(435)	(58)	(415)
Income tax expense/(benefit)	86	(74)	(227)	—	(215)
Net Income/(Loss)	149	(83)	(208)	(58)	(200)
Less: Net income attributable to noncontrolling interest	—	5	—	3	8
Net Income/(Loss) attributable to NRG Energy, Inc.	$149	$(88)	$(208)	$(61)	$(208)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$159	$71	$124	$(223)	$131
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(32)	44	(15)	20	17
Foreign currency translation adjustments, net	—	(15)	(4)	—	(19)
Defined benefit plan	—	25	(5)	—	20
Other comprehensive (loss)/income	(32)	54	(24)	20	18
Comprehensive income	127	125	100	(203)	149
Less: Comprehensive income attributable to noncontrolling interest	—	9	—	(2)	7
Comprehensive income attributable to NRG Energy, Inc.	127	116	100	(201)	142
Dividends for preferred shares	—	—	3	—	3
Comprehensive income available for common stockholders	$127	$116	$97	$(201)	$139

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Six Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$149	$(83)	$(208)	$(58)	$(200)
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on derivatives, net	(41)	49	(8)	24	24
Foreign currency translation adjustments, net	—	(15)	(4)	—	(19)
Available-for-sale securities, net	—	—	2	—	2
Defined benefit plan	—	25	—	—	25
Other comprehensive (loss)/income	(41)	59	(10)	24	32
Comprehensive income/(loss)	108	(24)	(218)	(34)	(168)
Less: Comprehensive income attributable to noncontrolling interest	—	10	—	(2)	8
Comprehensive income/(loss) attributable to NRG Energy, Inc.	108	(34)	(218)	(32)	(176)
Dividends for preferred shares	—	—	5	—	5
Comprehensive income/(loss) available for common stockholders	$108	$(34)	$(223)	$(32)	$(181)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$56	$870	$1,328	$—	$2,254
Funds deposited by counterparties	7	56	—	—	63
Restricted cash	12	252	4	—	268
Accounts receivable, net	965	249	—	—	1,214
Inventory	436	462	—	—	898
Derivative instruments	866	470	—	(8)	1,328
Deferred income taxes	—	41	217	—	258
Cash collateral paid in support of energy risk management activities	214	62	—	—	276
Renewable energy grant receivable	—	539	—	—	539
Prepayments and other current assets	4,778	379	(3,802)	(857)	498
Total current assets	7,334	3,380	(2,253)	(865)	7,596
Net Property, Plant and Equipment	9,116	10,604	153	(22)	19,851
Other Assets
Investment in subsidiaries	32	422	18,266	(18,720)	—
Equity investments in affiliates	(30)	583	—	(100)	453
Capital leases and notes receivable, less current portion	—	62	105	(94)	73
Goodwill	1,973	12	—	—	1,985
Intangible assets, net	925	232	4	(21)	1,140
Nuclear decommissioning trust fund	551	—	—	—	551
Deferred income taxes		681	521	—	1,202
Derivative instruments	110	202	—	(1)	311
Other non-current assets	76	281	383	—	740
Total other assets	3,637	2,475	19,279	(18,936)	6,455
Total Assets	$20,087	$16,459	$17,179	$(19,823)	$33,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$1,029	$20	$—	$1,050
Accounts payable	652	352	34	—	1,038
Accounts payable — affiliate	1,350	760	(1,253)	(857)	—
Derivative instruments	859	204	—	(8)	1,055
Cash collateral received in support of energy risk management activities	6	57	—	—	63
Accrued expenses and other current liabilities	297	410	291	—	998
Total current liabilities	3,165	2,812	(908)	(865)	4,204
Other Liabilities
Long-term debt and capital leases	317	7,837	7,707	(94)	15,767
Nuclear decommissioning reserve	294	—	—	—	294
Nuclear decommissioning trust liability	324	—	—	—	324
Deferred income taxes	1,024	(1,002)	—	—	22
Derivative instruments	147	49	—	(1)	195
Out-of-market contracts	127	1,050	—	—	1,177
Other non-current liabilities	412	615	174	—	1,201
Total non-current liabilities	2,645	8,549	7,881	(95)	18,980
Total liabilities	5,810	11,361	6,973	(960)	23,184
3.625% Preferred Stock	—	—	249	—	249
Stockholders’ Equity	14,277	5,098	9,957	(18,863)	10,469
Total Liabilities and Stockholders’ Equity	$20,087	$16,459	$17,179	$(19,823)	$33,902

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided/(Used) by Operating Activities	$664	$(288)	$(844)	$390	$(78)
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(393)	3	390	—	—
Acquisition of businesses, net of cash acquired	—	(39)	—	—	(39)
Capital expenditures	(196)	(1,081)	(4)	—	(1,281)
(Increase)/decrease in restricted cash, net	(2)	(30)	1	—	(31)
Increase in restricted cash — U.S. DOE projects	—	(10)	(6)	—	(16)
Decrease/(increase) in notes receivable	3	(6)	(8)	—	(11)
Investments in nuclear decommissioning trust fund securities	(233)	—	—	—	(233)
Proceeds from sales of nuclear decommissioning trust fund securities	208	—	—	—	208
Proceeds from renewable energy grants	—	48	—	—	48
Other	(8)	(12)	—	—	(20)
Net Cash (Used)/Provided by Investing Activities	(621)	(1,127)	373	—	(1,375)
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	—	390	(390)	—
Payment of dividends to preferred stockholders	—	—	(73)	—	(73)
Payment for treasury stock	—	—	(25)	—	(25)
Net (payment for)/receipts from settlement of acquired derivatives that include financing elements	(49)	220	—	—	171
Proceeds from issuance of long-term debt	—	995	477	—	1,472
Proceeds from issuance of common stock	—	—	9	—	9
Sale proceeds and other contributions from noncontrolling interest in subsidiaries	—	33	—	—	33
Payment of debt issuance costs	—	(7)	(28)	—	(35)
Payments for short and long-term debt	—	(607)	(209)	—	(816)
Net Cash (Used)/Provided by Financing Activities	(49)	634	541	(390)	736
Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Net (Decrease)/Increase in Cash and Cash Equivalents	(6)	(783)	70	—	(719)
Cash and Cash Equivalents at Beginning of Period	78	1,258	751	—	2,087
Cash and Cash Equivalents at End of Period	$72	$475	$821	$—	$1,368

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2014 and 2013. Also refer to NRG's 2013 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section which provides a description of NRG's business segments; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a competitive power and energy company that produces, sells and delivers energy and energy services in major competitive power markets in the United States while positioning itself as a leader in the way residential, industrial and commercial consumers think about and use energy products and services. NRG owns and operates power generation facilities; engages in the trading of energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products to retail customers. The Company sells retail electricity products and services under the name “NRG” and various brands owned by NRG. Finally, NRG is a leader in the deployment and commercialization of potentially transformative technologies, like electric vehicles, Distributed Solar and smart meter/home automation technology that collectively have the potential to fundamentally change the nature of the power industry, and the role of the national electric transmission grid and distribution system.
The following table summarizes NRG's global generation portfolio as of June 30, 2014, by operating segment, which includes 97 active fossil fuel and nuclear plants, twelve Utility Scale Solar facilities and 29 wind farms, as well as Distributed Solar facilities. The table below also includes two Utility Scale Solar facilities and additional Distributed Solar facilities currently under construction. All Utility Scale Solar and Distributed Solar facilities are described in megawatts on an alternating current basis. MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units:

	Fossil Fuel, Nuclear, and Renewable
	(In MW)
	Gulf Coast	East(a)(b)(c)(d)(e)(f)(g)	West(h)	Renewables(h)	NRG Yield(h)	Total Domestic	Other(Inter-national)	Total Global
Primary Fuel-type
Natural gas (i)	8,932	7,413	7,617	—	1,393	25,355	144	25,499
Coal	5,689	11,125	—	—	—	16,814	605	17,419
Oil (j)	—	5,818	—	—	190	6,008	—	6,008
Nuclear	1,176	—	—	—	—	1,176	—	1,176
Wind	—	—	—	2,072	101	2,173	—	2,173
Utility Scale Solar	—	—	—	802	343	1,145	—	1,145
Distributed Solar	—	—	—	37	10	47	—	47
Total generation capacity	15,797	24,356	7,617	2,911	2,037	52,718	749	53,467
Capacity attributable to noncontrolling interest	—	(40)	—	(630)	(703)	(1,373)	—	(1,373)
Total net generation capacity	15,797	24,316	7,617	2,281	1,334	51,345	749	52,094

Under Construction
Utility Scale Solar	—	—	—	31	—	31	—	31
Distributed Solar	—	—	—	6	—	6	—	6
Total under construction	—	—	—	37	—	37	—	37
(a) NRG notified PJM that it no longer intends to deactivate Portland Units 1 and 2 (401 MW), but instead mothballed those units effective June 1, 2014, with an expected return to service no later than June 1, 2016 using ultra-low sulfur diesel.
(b) NRG notified PJM that it no longer intends to place the coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup, but instead will mothball those units beginning on April 16, 2015, with an expected return to service no later than June 1, 2016 using natural gas.
(c) NRG notified PJM that it no longer intends to deactivate Chalk Point Units 1 and 2 (667 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(d) NRG notified PJM that it no longer intends to deactivate Dickerson Units 1, 2 and 3 (537 MW) on May 31, 2017, but instead has changed that deactivation date to May 31, 2018.
(e) NRG intends to continue operations at Avon Lake Units 7 and 9 and New Castle Units 3, 4, and 5, which are currently operating coal units that had been scheduled for deactivation in April 2015. NRG intends to add natural gas capabilities at these units by summer of 2016.
(f) NRG intends to convert Units 6, 7 and 8 of the Joliet coal facility to run on natural gas no later than June 2016.
(g) NRG intends to deactivate Unit 3 of the Will County coal facility on April 15, 2015.
(h) Generation capacity and noncontrolling interest amounts reflect the sale of assets to NRG Yield, Inc. on June 30, 2014, as further described in Note 3, Business Acquisitions and Dispositions.
(i) The Gulf Coast operating segment reflects the sale of the 75 MW Bayou Cove Unit 1 on March 3, 2014.
(j) The NRG Yield operating segment consists of two dual-fuel (natural gas and oil) simple-cycle generation facilities.

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
NRG's Business Strategy
NRG's business strategy is to maximize stockholder value through the production and sale of safe, reliable and affordable power to its customers in the markets served by the Company, while aggressively positioning the Company to meet the market's increasing demand for sustainable and low carbon energy solutions individualized for the benefit of the end use energy consumer. This strategy is designed to enhance the Company's core business of competitive power generation and mitigate the risk of declining power prices while continuing the Company’s commitment to safety for its employees, customers and partners.
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
To address these trends and effectuate the Company’s strategy, NRG remains focused on: (i) excellence in operating performance of its existing assets; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) investing in, and deploying, alternative energy technologies both in its wholesale portfolio through its wind and solar portfolio and, particularly, in and around its Retail Business and its customers; (iv) repowering its power generation assets at premium sites; (v) optimal hedging of generation assets and retail load operations; (vi) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management; and (vii) pursuing selective acquisitions, joint ventures, divestitures and investments. The Company's progress in each of these areas are more fully described in Item 1, Business - New and On-going Company Initiatives and in Management's Discussion and Analysis of Financial Condition and Results of Operations, New and On-going Company Initiatives of the Company's 2013 Form 10-K, and this Form 10-Q.
In addition, the Company's subsidiary, NRG Yield, Inc., is focused on enhancing value for its stockholders by: (i) providing investors with a more competitive source of equity capital that would accelerate NRG's long-term growth and acquisition strategy and optimize NRG's capital structure; and (ii) highlighting the reduced market exposure associated with the contracted conventional and renewable generation and thermal infrastructure assets that has traditionally been unrecognized when combined with NRG's merchant portfolio.
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
National
Court Rejects FERC’s Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allow demand response resources to participate in the FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related solely to energy market participation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. FERC has asked the U.S. Court of Appeals for the District of Columbia Circuit to rehear en banc the decision. The outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets but it is not possible to estimate the impact on the Company at this time.
East Region
PJM
New Jersey and Maryland’s Generator Contracting Programs — The New Jersey Board of Public Utilities and the Maryland Public Service Commission awarded long-term power purchase contracts to generation developers to encourage the construction of new generation capacity in the respective States.  The constitutionality of the long-term contracts was challenged and the U.S. District Court for the District of New Jersey (in an October 25, 2013 decision) and the U.S. District Court for the District of Maryland (in an October 24, 2013 decision) found that the respective contracts violated the Supremacy Clause of the U.S. Constitution and were preempted.  On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. The appeal of the New Jersey decision is still pending before the U.S. Court of Appeals for the Third Circuit. These decisions may affect future capacity prices in PJM.
Capacity Replacement — On March 10, 2014, PJM filed at FERC to limit speculation in the annual capacity auction. Specifically, PJM proposed tariff changes that will restore incentives to submit offers for only capacity resources that are reasonably expected to be provided as a physical resource by the start of the delivery year. These changes include the addition of a replacement capacity adjustment charge that is intended to remove the incentive to profit from replacing capacity commitments, an increase in deficiency penalties for non-performance, and a reduction in the number of incremental auctions from three to one. On May 9, 2014, FERC rejected PJM’s proposed changes to address replacement capacity and incremental auction design, but established a Section 206 proceeding and technical conference to find a just and reasonable outcome. The date for this hearing has not yet been set. The 206 proceeding and technical conference could have a material impact on future PJM capacity prices.
Capacity Import Limits — On April 22, 2014, FERC approved PJM’s proposal to add a limit on the amount of capacity from external resources that PJM can reliably import into the PJM Region. The capacity import limit will be in effect for the 2017/2018 Base Residual Auction, may decrease the amount of capacity imports allowed into PJM as compared to recent auctions, and could have a material impact on future PJM capacity prices. The matter is pending rehearing at FERC.
Demand Response Operability — On May 9, 2014, FERC largely accepted PJM’s proposed changes on Demand Response Operability in an attempt to enhance the operational flexibility of demand response resources during the operating day. The approval of these changes will likely limit the amount of demand response resources eligible to participate in the PJM capacity market. The matter is pending rehearing at FERC.

New England
Performance Incentive Proposal — On January 17, 2014, ISO-NE filed at FERC to revise its forward capacity market, or FCM, by making a resource’s forward capacity market compensation dependent on resource output during short intervals of operating reserve scarcity.  The ISO-NE proposal would replace the existing shortage event penalty structure with a new performance incentive, or PI, mechanism, resulting in capacity payments to resources that would be the combination of two components: (1) a base capacity payment and (2) a performance payment or charge.  The performance payment or charge would be entirely dependent upon the resource’s delivery of energy or operating reserves during scarcity conditions, and could be larger than the base payment.
NEPOOL, the ISO-NE stakeholder group, filed an alternative proposal to ISO-NE’s PI proposal at FERC, under which the market rules would be revised to maintain the FCM capacity product as a tool to ensure resource adequacy, and would place real-time performance incentive-related improvements directly into the energy and reserve markets.  The Company supported the NEPOOL alternative.
On May 30, 2014, FERC rejected both proposals, but found that most of the provisions in the ISO-NE proposal, with modifications, together with an increase to the reserve constraint penalty factors from the NEPOOL proposal, provided a just and reasonable structure. FERC adopted these aspects of the ISO-NE and NEPOOL proposals. FERC instituted a proceeding for further hearings and required ISO-NE to make a compliance filing to modify its proposal and adopt the increases to the reserve constraint penalty factors in NEPOOL’s proposal.  The matter is pending rehearing at FERC.
Sloped Demand Curve Filing — On May 30, 2014, FERC accepted the proposed tariff revisions discussed in the April 1, 2014 ISO-NE filing at FERC regarding the establishment of a sloped demand curve for use in the ISO-NE Forward Capacity Market. The accepted tariff changes include extending the period during which a market participant can lock-in the capacity price for a new resource from five to seven years, establishing a limited exemption for the buyer-side market mitigation rules for a set amount of renewable resources, and eliminating the administrative pricing rules. The shift away from the current vertical demand curve and accompanying proposed changes could have a material impact on the capacity prices in future auctions. The matter is still subject to rehearing at FERC.
New York
NYSPSC Order Rescinding Danskammer Retirement — On October 28, 2013, the NYSPSC took emergency action to rescind its approval for the 530 MW Danskammer facility to retire on October 30, 2013.  The NYSPSC’s stated goal was to allow the facility to return to service in order to constrain rate increases in New York.  The NYSPSC approved the emergency Order and granted an extension until March 17, 2014 for Helios Capital LLC to file its plan to operate or retire the unit.  On March 28, 2014, the NYSPSC adopted the October 28, 2013 order as permanent rule.  The return to service of this facility may affect capacity prices received by NRG for its resources in the Rest-of-State Capacity Zone and the Lower Hudson Valley Capacity Zone.
Demand Curve Reset and the Lower Hudson Valley Capacity Zone — On May 27, 2014, FERC denied rehearing and phase-in requests regarding its August 13, 2013 order on the creation of the Lower Hudson Valley Capacity Zone. The NYISO had previously approved the creation of a new Lower Hudson Valley Capacity Zone in New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 periods. The State of New York, NYSPSC and Central Hudson Gas & Electric Corp. have challenged the FERC Order before the U.S. Court of Appeals for the Second Circuit.

Gulf Coast Region
ERCOT
Houston Import Project — At its April 8, 2014 meeting, the ERCOT Board endorsed a new 345 kV transmission line project designed to address purported reliability challenges related to congestion between north Texas into the Houston region. The proposed project would increase the import capability into the Houston area by adding a new 345 kV double-circuit line to achieve 2,988 MVA of emergency rating for each circuit, upgrading existing substations, and upgrading an existing 345 kV line to achieve 1,450 MVA of emergency rating. The target completion for the proposed project is 2018. ERCOT's endorsement of the project was challenged at the PUCT by the Company and Calpine and there is a separate dispute, also before the PUCT, regarding which utilities would build the project. The proceeding to license the project to move forward (Certificate of Convenience and Necessity, or CCN) has yet to be initiated.
Operating Reserve Demand Curve Implementation — At its September 12, 2013 open meeting, the PUCT directed ERCOT to implement an operating reserve demand curve by the summer of 2014, known as ORDC B+. ORDC B+ simulates real-time co-optimization and adjusts prices to reflect outcomes expected under real-time co-optimization. The ORDC B+ was implemented on June 1, 2014. Under ORDC B+, the system wide offer caps increased from $5,000 to $7,000 per MWh in June 2014 and will increase to $9,000 per MWh in June 2015.
MISO
On July 5, 2013, AmerenEnergy Resources Generating Company, or Ameren, filed a complaint against MISO pertaining to the compensation for generators asked by MISO to provide service past their retirement date due to reliability concerns, or RMR Generators.  Ameren asked FERC to require MISO to provide such generators their full cost of service as compensation and not merely cover the generator's incremental costs of operation going-forward costs.  The Company supported the Complaint.  On July 22, 2014, FERC issued an Order denying the complaint in part and granting it in part.  FERC found that the Tariff was unjust and unreasonable because it did not allow RMR Generators to obtain compensation for their fixed costs, which are recovered as depreciation expense, return on rate base and associated taxes.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2014	2013	Change %	2014	2013	Change %
Operating Revenues
Energy revenue (a)	$1,094	$754	45%	$2,732	$1,696	61%
Capacity revenue (a)	563	428	32	1,064	761	40
Retail revenue	1,879	1,548	21	3,404	2,806	21
Mark-to-market for economic hedging activities	(48)	193	(125)	(379)	(285)	(33)
Contract amortization	2	(13)	115	6	(29)	121
Other revenues (b)	131	19	N/M	280	61	359
Total operating revenues	3,621	2,929	24	7,107	5,010	42
Operating Costs and Expenses
Generation cost of sales (a)	1,029	772	33	2,373	1,589	49
Retail cost of sales (a)	995	638	56	1,873	1,255	49
Mark-to-market for economic hedging activities	71	95	(25)	8	(120)	107
Contract and emissions credit amortization (c)	6	7	(14)	21	16	31
Other cost of operations	716	539	33	1,275	1,064	20
Total cost of operations	2,817	2,051	37	5,550	3,804	46
Depreciation and amortization	386	313	23	721	620	16
Selling, general and administrative	268	230	17	494	457	8
Acquisition-related transaction and integration costs	40	27	48	52	69	(25)
Development activity expenses	21	21	—	40	39	3
Total operating costs and expenses	3,532	2,642	34	6,857	4,989	37
Gain on sale of assets	—	—	—	19	—
Operating Income	89	287	(69)	269	21	N/M
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	14	8	75	21	11	91
Other income, net	5	—	N/M	16	4	300
Loss on debt extinguishment	(40)	(21)	90	(81)	(49)	65
Interest expense	(274)	(206)	33	(529)	(402)	32
Total other expense	(295)	(219)	35	(573)	(436)	31
(Loss)/Income before Income Taxes	(206)	68	(403)	(304)	(415)	27
Income tax benefit	(126)	(63)	100	(157)	(215)	27
Net (Loss)/Income	(80)	131	(161)	(147)	(200)	27
Less: Net income attributable to noncontrolling interest	17	7	143	6	8	(25)
Net (Loss)/Income Attributable to NRG Energy, Inc.	$(97)	$124	(178)	$(153)	$(208)	26
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$4.67	$4.09	14%	$4.80	$3.71	29%
(a) Includes realized gains and losses from financially settled transactions.
(b) Includes unrealized trading gains and losses.
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.
N/M - Not meaningful.

Management’s discussion of the results of operations for the three months ended June 30, 2014 and 2013
(Loss)/income before income taxes — The pre-tax loss of $206 million for the three months ended June 30, 2014, compared to a pre-tax income of $68 million for the three months ended June 30, 2013, primarily reflects:

•	increased operating costs of $301 million, including operations and maintenance expense, depreciation and amortization, selling, general and administrative costs, and acquisition-related costs; and

•	a current year decrease from net market-to-market results for economic hedging activity of $217 million;
offset by:

•
an increase in gross margin of $267 million comprised of an increase in Renewables gross margin of $107 million, an increase in Conventional Generation gross margin of $82 million, an increase in Yield gross margin of $50 million, and an increase in Retail gross margin of $28 million

Net (Loss)/income — The increase in net loss of $211 million primarily reflects the drivers discussed above, including an income tax benefit for the three months ended June 30, 2014 of $126 million, compared to an income tax benefit of $63 million in the comparable period.
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the three months ended June 30, 2014 and 2013:

	Average on Peak Power Price ($/MWh)
	Three months ended June 30,
Region	2014	2013
Gulf Coast (a)
ERCOT - Houston	$44.70	$36.64
ERCOT - North	40.54	35.18
MISO - Louisiana Hub (b)	50.96	40.86
East
NY J/NYC	46.99	52.05
NY A/West NY	44.87	40.55
NEPOOL	44.31	44.98
PEPCO (PJM)	54.02	46.52
PJM West Hub	50.58	45.44
West
CAISO - NP15	52.50	39.06
CAISO - SP15	47.41	43.85
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Gulf Coast region, south central market 2013 price data is "into Entergy", MISO-Louisiana Hub began trading December 2013.

Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with the Retail Business.

	Three months ended June 30, 2014
	Conventional Generation
(In millions except otherwise noted)	Gulf Coast	East	West	Subtotal	Renewables	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$710	$679	$65	$1,454	$118	$34	$(512)	$1,094
Capacity revenue	46	327	96	469	38	62	(6)	563
Other revenue	26	12	3	41	7	39	44	131
Generation revenue	782	1,018	164	1,964	163	135	(474)	1,788
Generation cost of sales	(466)	(466)	(58)	(990)	(3)	(18)	(18)	(1,029)
Generation gross margin	$316	$552	$106	$974	$160	$117

Business Metrics
MWh sold (in thousands) (a)	15,759	12,378	698		2,211	636
MWh generated (in thousands)	14,563	12,291	1,102		2,355	778
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Three months ended June 30, 2013
	Conventional Generation
(In millions except otherwise noted)	Gulf Coast	East	West	Subtotal	Renewables	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$689	$510	$40	$1,239	$52	$27	$(564)	$754
Capacity revenue	78	252	85	415	—	19	(6)	428
Other revenue	11	7	1	19	1	36	(37)	19
Generation revenue	778	769	126	1,673	53	82	(607)	1,201
Generation cost of sales	(430)	(323)	(28)	(781)	—	(15)	24	(772)
Generation gross margin	$348	$446	$98	$892	$53	$67

Business Metrics
MWh sold (in thousands) (a)	15,902	8,098	351		549	256
MWh generated (in thousands)	14,605	7,895	601		553	287
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Three months ended June 30,
Weather Metrics	Gulf Coast	East	West
2014
CDDs (a)	1,777	932	250
HDDs (a)	191	1,673	226
2013
CDDs	1,801	987	188
HDDs	320	1,733	250
10 year average
CDDs	1,928	1,001	151
HDDs	156	1,694	387

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

Conventional Generation gross margin — increased by $82 million, including intercompany sales, during the three months ended June 30, 2014, compared to the same period in 2013, due to:

Gulf Coast region	$(32)
East region	106
West region	8
$82
The decrease in gross margin in the Gulf Coast region was driven by:

Lower gross margin from a 24% decrease in nuclear generation driven by higher outage hours	$(21)
Lower gross margin from a decrease in average realized prices	(13)
Lower gross margin from the sale of NOx emission credits in 2013	(14)
Higher gross margin due to the acquisition of Gregory in August 2013	5
Changes in commercial optimization activities and other	11
$(32)
The increase in gross margin in the East region was driven by:

Higher gross margin from the acquisition of EME in April 2014	$87
Higher gross margin from a 24% increase in New York and PJM hedged capacity prices as well as higher prices for the new Lower Hudson Valley Capacity Zone	54
Lower gross margin from a 2% decrease in generation and an 8% decrease in realized energy prices	(30)
Changes in commercial optimization activities and other	(5)
$106
The increase in gross margin in the West region was driven by:

Higher gross margin from the acquisition of EME in April 2014	$29
Higher capacity gross margin due primarily to increases in realized prices	11
Lower gross margin due to timing of revenues from Resource Adequacy contracts in California and the deactivation of the Contra Costa facility in 2013	(23)
Lower gross margin primarily due to a 28% decrease in generation primarily due to increased dispatch from competing resources, including renewable resources.	(10)
Other	1
$8

Retail gross margin
The following is a detailed discussion of retail gross margin for NRG's Retail Business segment.

	Three months ended June 30,
(In millions except otherwise noted)	2014	2013
Mass revenues	$1,283	$999
Commercial and Industrial revenues	436	503
Supply management and other revenues	161	47
Retail revenue (a)(b)	1,880	1,549
Retail cost of sales (c)	1,525	1,222
Retail gross margin	$355	$327

Business Metrics
Electricity sales volume — GWh
Mass	10,327	8,225
Commercial and Industrial (d)	5,953	6,968
Electricity sales volume — GWh
Texas	12,890	13,070
All other regions	3,390	2,123
Average retail customers count (in thousands, metered locations)
Mass (e) (f)	2,840	2,144
Commercial and Industrial (d)	87	101
Retail customers count (in thousands, metered locations)
Mass (e) (g)	2,831	2,155
Commercial and Industrial (d)	90	99

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner and natural gas customers.

(b)	Includes intercompany sales of $1 million and $1 million in 2014 and 2013, respectively, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $530 million and $584 million in 2014 and 2013.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner and natural gas customers.

(f)
Includes 23 thousand customers from the Dominion acquisition that have transitioned to NRG customers and 485 thousand customers who are still considered Dominion customers and may or may not transition to NRG customers.

(g)
Includes 70 thousand customers from the Dominion acquisition that have transitioned to NRG customers and 396 thousand customers who are still considered Dominion customers and may or may not transition to NRG customers.

•	Retail gross margin — Retail gross margin increased $28 million for the three months ended June 30, 2014, compared to the same period in 2013, driven by:

Increase from the acquisition of Dominion's competitive retail electricity business in March 2014 and Energy Curtailment Specialists in August 2013	$27
Increase primarily due to higher revenues from home and business services and changes in customer and regional mix	10
Unfavorable impact of higher supply costs resulting from weather conditions in 2014	(9)
$28
Renewables gross margin
NRG's Renewable business segment, which is comprised primarily of certain solar and wind businesses that are not part of NRG Yield, had gross margin of $160 million for the three months ended June 30, 2014, compared to gross margin of $53 million for the same period in 2013. The increase in gross margin was primarily a result of the EME acquisition in April 2014.
NRG Yield gross margin
NRG Yield had gross margin of $117 million for the three months ended June 30, 2014, compared to gross margin of $67 million for the same period in 2013, which related primarily to Marsh Landing and El Segundo Energy Center reaching commercial operations in 2013 as well as the Dover facility which came back online on gas in May 2013.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $217 million during the three months ended June 30, 2014 compared to the same period in 2013.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended June 30, 2014
		Conventional Generation
	Retail	Gulf Coast	East	West	Renewables	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(38)	$(5)	$(1)	$(1)	$(39)	$(84)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(89)	—	—	—	(89)
Net unrealized gains/(losses) on open positions related to economic hedges	—	255	(43)	2	2	(91)	125
Total mark-to-market gains/(losses) in operating revenues	$—	$217	$(137)	$1	$1	$(130)	$(48)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$35	$1	$4	$—	$—	$39	$79
Reversal of loss positions acquired as part of the GenOn and EME acquisitions	—	—	5	—	—	—	5
Net unrealized (losses)/gains on open positions related to economic hedges	(283)	(8)	45	—	—	91	(155)
Total mark-to-market (losses)/gains in operating costs and expenses	$(248)	$(7)	$54	$—	$—	$130	$(71)

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Renewable regions.

	Three months ended June 30, 2013
		Conventional Generation
	Retail	Gulf Coast	East	West	Renewables	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(2)	$(90)	$(1)	$(1)	$—	$29	$(65)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(110)	(1)	—	—	(111)
Net unrealized gains/(losses) on open positions related to economic hedges	5	271	168	—	2	(77)	369
Total mark-to-market gains/(losses) in operating revenues	$3	$181	$57	$(2)	$2	$(48)	$193
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$71	$11	$5	$—	$—	$(29)	$58
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy and GenOn acquisitions	2	—	10	—	—	—	12
Net unrealized (losses)/gains on open positions related to economic hedges	(244)	(1)	1	2	—	77	(165)
Total mark-to-market (losses)/gains in operating costs and expenses	$(171)	$10	$16	$2	$—	$48	$(95)

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Renewable regions.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.

The reversals of gain or loss positions from acquired companies were valued based upon the forward prices on the acquisition date.
For the three months ended June 30, 2014, the $125 million gains in operating revenues from open positions was due primarily to decreases in ERCOT heat rates partially offset by increases in East power and natural gas prices. The $155 million loss in operating costs and expenses from open positions was due primarily to decreases in ERCOT power prices partially offset by increases in coal prices.
For the three months ended June 30, 2013, the $369 million gain in operating revenues from open positions was due primarily to decreases in forward natural gas and power prices. The $165 million loss in operating costs and expenses were due to decreases in forward natural gas and power prices slightly offset by increases in coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended June 30, 2014 and 2013. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Three months ended June 30,
(In millions)	2014	2013
Trading gains/(losses)
Realized	$19	$17
Unrealized	—	(12)
Total trading gains	$19	$5
Other Operating Costs

		Conventional Generation
	Retail	Gulf Coast	East	West	Renewables	NRG Yield	Eliminations/Corporate	Total
	(In millions)
Three months ended June 30, 2014	$74	$188	$332	$45	$51	$27	$(1)	$716
Three months ended June 30, 2013	67	170	239	45	9	17	(8)	539
Other operating costs increased by $177 million for the three months ended June 30, 2014, compared to the same period in 2013, due to:

Increase due to the acquisition of EME in April 2014	$134
Increase in property tax which reflects a refund in the prior year for Empire Zone credits	13
Increase in Gulf Coast operations and maintenance expense due to the scope and timing of outage activities	19
Decrease in East operations and maintenance expense as Morgantown had a significant outage in the prior year	(15)
Increase in NRG Yield operations and maintenance expense, related to El Segundo and Marsh Landing which reached commercial operations in the second half of 2013	9
Other	17
$177
Depreciation and Amortization
Depreciation and amortization increased by $73 million for the three months ended June 30, 2014, compared to the same period in 2013, due primarily to $52 million related to the EME acquisition in April 2014 and additional depreciation for facilities that reached commercial operations in 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses is comprised of the following:

	Three months ended June 30,
(In millions)	2014	2013
General and administrative expenses	$182	$153
Selling and marketing expenses	86	77
	$268	$230
General and administrative expenses increased by $29 million for the three months ended June 30, 2014 compared to the same period in 2013, due in part to the acquisition of EME in April 2014 and the presentation of Residential Solar expenses as development in prior periods as well as expansion of the Residential Solar business. Selling and marketing expenses increased by $9 million compared to the prior year, in part due to the acquisition of Dominion's competitive retail electricity business.
Acquisition-related Transaction and Integration Costs
NRG incurred transaction and integration costs of $40 million in the three months ended June 30, 2014, compared to $27 million for the same period in 2013.
Equity in Earnings of Unconsolidated Affiliates
NRG's equity in earnings of unconsolidated affiliates increased $6 million for the three months ended June 30, 2014 as compared to the same period in 2013, due primarily to the acquisition of EME in April 2014 offset in part by the change in fair value of the Saguaro long-term natural gas hedge and Sherbino forward gas contract.
Interest Expense
NRG's interest expense increased by $68 million compared to the same period in 2013 due to the following:

Increase in interest expense	(In millions)
Reduction to capitalized interest for projects placed in service	$32
Increase for the acquisition of EME debt in April 2014	18
Increase for 2022 Senior Notes issued in January 2014	17
Increase for 2024 Senior Notes issued in April 2014	12
Increase in amortization of premium/discount	7
Decrease for 7.625% GenOn Senior Notes due 2014 redeemed in June 2013	(10)
Decrease in other interest expense	(8)
$68
Income Tax Benefit
For the three months ended June 30, 2014, NRG recorded an income tax benefit of $126 million on a pre-tax loss of $206 million. For the same period in 2013, NRG recorded an income tax benefit of $63 million on pre-tax income of $68 million. The effective tax rate was 61.2% and (92.6%) for the three months ended June 30, 2014, and 2013, respectively.
For the three months ended June 30, 2014, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of production tax credits generated from our wind assets and the recognition of uncertain tax benefits during the quarter.
For the three months ended June 30, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of ITCs from the Company's Agua Caliente solar project in Arizona and the impact of non-taxable equity earnings.
Noncontrolling Interest
For the three months ended June 30, 2014, loss attributable to noncontrolling interests primarily reflects NRG Yield Inc.'s share of net income as well as income attributable to the noncontrolling partners for the Capistrano projects, offset by losses attributable to the noncontrolling partners for Ivanpah. For the three months ended June 30, 2013, income attributable to noncontrolling interests primarily reflects income attributable to the noncontrolling partner for Agua Caliente.

Management’s discussion of the results of operations for the six months ended June 30, 2014 and 2013
(Loss)/income before income taxes — The pre-tax loss of $304 million for the six months ended June 30, 2014, compared to a pre-tax loss of $415 million for the six months ended June 30, 2013, primarily reflects:

•
an increase in gross margin of $724 million comprised of an increase in Conventional Generation gross margin of $451 million, an increase in Renewables gross margin of $122 million, an increase in Yield gross margin of $116 million, and an increase in Retail gross margin of $35 million;

offset by:

•	increased operating costs of $332 million, including operations and maintenance expense, depreciation and amortization, selling, general and administrative costs, and acquisition-related costs and;

•	a current year decrease from net market-to-market results for economic hedging activity of $222 million
Net (Loss)/income — The decrease in net loss of $53 million primarily reflects the drivers discussed above, including an income tax benefit for the six months ended June 30, 2014 of $157 million, compared to an income tax benefit of $215 million in the comparable period.
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the six months ended June 30, 2014 and 2013:

	Average on Peak Power Price ($/MWh)
	Six months ended June 30,
Region	2014	2013
Gulf Coast (a)
ERCOT - Houston	$51.22	$32.73
ERCOT - North	50.37	32.10
MISO - Louisiana Hub (b)	58.96	37.06
East
NY J/NYC	101.55	67.22
NY A/West NY	75.13	43.03
NEPOOL	105.75	67.54
PEPCO (PJM)	93.59	44.60
PJM West Hub	81.44	43.68
West
CAISO - NP15	52.87	39.32
CAISO - SP15	50.59	46.08
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Gulf Coast region, south central market 2013 price data is "into Entergy", MISO-Louisiana Hub began trading December 2013.

Conventional Generation gross margin
The following is a discussion of gross margin for NRG's Conventional Generation businesses, adjusted to eliminate intersegment activity, primarily with the Retail Business.

	Six months ended June 30, 2014
	Conventional Generation
(In millions except otherwise noted)	Gulf Coast	East	West	Subtotal	Renewables	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$1,329	$1,954	$115	$3,398	$166	$65	$(897)	$2,732
Capacity revenue	120	638	157	915	38	120	(9)	1,064
Other revenue	47	65	4	116	10	90	64	280
Generation revenue	1,496	2,657	276	4,429	214	275	(842)	4,076
Generation cost of sales	(880)	(1,324)	(103)	(2,307)	(4)	(53)	(9)	(2,373)
Generation gross margin	$616	$1,333	$173	$2,122	$210	$222

Business Metrics
MWh sold (in thousands) (a)	29,094	24,980	987		2,703	1,175
MWh generated (in thousands)	28,815	30,945	2,140		4,779	1,420
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Six months ended June 30, 2013
	Conventional Generation
(In millions except otherwise noted)	Gulf Coast	East	West	Subtotal	Renewables	NRG Yield	Eliminations/Corporate	Consolidated Total
Energy revenue	$1,285	$1,133	$75	$2,493	$87	$43	$(927)	$1,696
Capacity revenue	154	464	136	754	—	19	(12)	761
Other revenue	(13)	20	1	8	1	73	(21)	61
Generation revenue	1,426	1,617	212	3,255	88	135	(960)	2,518
Generation cost of sales	(805)	(728)	(51)	(1,584)	—	(29)	24	(1,589)
Generation gross margin	$621	$889	$161	$1,671	$88	$106

Business Metrics
MWh sold (in thousands) (a)	29,690	17,414	720		1,002	439
MWh generated (in thousands)	26,603	16,867	1,088		1,005	471
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Six months ended June 30,
Weather Metrics	Gulf Coast	East	West
2014
CDDs (a)	1,864	1,024	252
HDDs (a)	2,813	10,162	1,099
2013
CDDs	1,938	1,076	189
HDDs	2,402	9,159	1,448
10 year average
CDDs	2,110	1,095	153
HDDs	2,215	8,998	1,575

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

Conventional Generation gross margin — increased by $451 million including intercompany sales, during the six months ended June 30, 2014, compared to the same period in 2013, due to:

Gulf Coast region	$(5)
East region	444
West region	12
$451
The decrease in gross margin in the Gulf Coast region was driven by:

Lower gross margin from a decrease in average realized price	$(79)
Lower gross margin from the sale of NOx emission credits in 2013	(14)
Higher gross margin from a 4% increase in coal generation driven by higher economic dispatch driven by fewer outages	12
Higher gross margin from lower coal transportation costs	12
Higher gross margin due to the acquisition of Gregory in August 2013	16
Change in commercial optimization activities and other	48
$(5)
The increase in gross margin in the East region was driven by:

Higher gross margin due primarily to a 20% increase in generation and a 33% increase in realized energy prices	$243
Higher gross margin from a 27% increase in New York and PJM hedged capacity prices as well as higher prices for the new Lower Hudson Valley Capacity Zone	142
Higher gross margin from the acquisition of EME in April 2014	87
Lower margins realized on certain load-serving contracts due to increased prices for power purchases	(40)
Other	12
$444
The increase in gross margin in the West region was driven by:

Higher gross margin from the acquisition of EME in April 2014	$29
Higher capacity gross margin due primarily to increases in realized prices	18
Lower gross margin primarily due to a 60% decrease in generation primarily due to increased dispatch from competing resources, including renewable resources.	(22)
Lower gross margin due to the deactivation of the Contra Costa facility in 2013	(15)
Other	2
$12

Retail gross margin
The following is a detailed discussion of retail gross margin for NRG's Retail Business segment.

	Six months ended June 30,
(In millions except otherwise noted)	2014	2013
Mass revenues	$2,280	1,781
Commercial and Industrial revenues	880	950
Supply management and other revenues	247	77
Retail revenue (a)(b)	3,407	2,808
Retail cost of sales (c)	2,769	2,205
Retail gross margin	$638	$603

Business Metrics
Electricity sales volume — GWh
Mass	17,789	14,598
Commercial and Industrial (d)	11,685	13,172
Electricity sales volume — GWh
Texas	23,670	23,627
All other regions	5,804	4,143
Average retail customers count (in thousands, metered locations)
Mass (e) (f)	2,511	2,134
Commercial and Industrial (d)	87	102
Retail customers count (in thousands, metered locations)
Mass (e) (g)	2,831	2,155
Commercial and Industrial (d)	90	99

(a)	Includes customers of the Texas General Land Office for which the Company provides services, as well as sales to utility partner and natural gas customers.

(b)	Includes intercompany sales of $3 million and $2 million in 2014 and 2013, respectively, representing sales from Retail to the Texas region.

(c)	Includes intercompany purchases of $896 million in 2014 and $950 million in 2013.

(d)	Includes customers of the Texas General Land Office for which the Company provides services.

(e)	Excludes utility partner and natural gas customers.

(f)
Includes 12 thousand customers from the Dominion acquisition that have transitioned to NRG customers and 242 thousand customers who are still considered Dominion customers and may or may not transition to NRG.

(g)
Includes 70 thousand customers from the Dominion acquisition that have transitioned to NRG customers and 396 thousand customers who are still considered Dominion customers and may or may not transition to NRG.

•	Retail gross margin — Retail gross margin increased $35 million for the six months ended June 30, 2014, compared to the same period in 2013, driven by:

Increase from the acquisition of Dominion's competitive retail electricity business in March 2014 and Energy Curtailment Specialists in August 2013	$31
Increase primarily due to higher revenues from home and business services and changes in customer and regional mix	18
Unfavorable impact of higher supply costs resulting from weather conditions in 2014	(14)
$35
Acquisition of Dominion's Competitive Retail Electricity Business — On March 31, 2014, the Company acquired the competitive retail electricity business of Dominion, as described in Note 3, Business Acquisitions and Dispositions. The acquisition of Dominion’s competitive retail electricity business increased NRG’s retail portfolio by approximately 217,000 customers as of June 30, 2014, and is expected to increase NRG’s retail portfolio by approximately 500,000 customers in the aggregate by the end of 2014.
Renewables gross margin
NRG's Renewable business segment, which is comprised primarily of certain solar and wind businesses that are not part of NRG Yield, had gross margin of $210 million for the six months ended June 30, 2014, compared to gross margin of $88 million for the same period in 2013. The increase in gross margin was primarily a result of the EME acquisition in April 2014.

NRG Yield gross margin
NRG Yield had gross margin of $222 million for the six months ended June 30, 2014, compared to gross margin of $106 million for the same period in 2013, which related primarily to Marsh Landing and El Segundo Energy Center reaching commercial operations in 2013 as well as the Dover facility which came back on line on gas in May 2013.
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $222 million during the six months ended June 30, 2014 compared to the same period in 2013.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Six months ended June 30, 2014
		Conventional Generation
	Retail	Gulf Coast	East	West	Renewables	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(90)	$16	$(1)	$—	$(75)	$(150)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(168)	(1)	—	—	(169)
Net unrealized (losses)/gains on open positions related to economic hedges	(1)	63	(224)	1	—	101	(60)
Total mark-to-market (losses)/gains in operating revenues	$(1)	$(27)	$(376)	$(1)	$—	$26	$(379)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$64	$1	$8	$—	$—	$75	$148
Reversal of loss positions acquired as part of the GenOn and EME acquisitions	—	—	7	—	—	—	7
Net unrealized (losses)/gains on open positions related to economic hedges	(90)	(3)	31	—	—	(101)	(163)
Total mark-to-market (losses)/gains in operating costs and expenses	$(26)	$(2)	$46	$—	$—	$(26)	$(8)

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Renewable regions.

	Six months ended June 30, 2013
		Conventional Generation
	Retail	Gulf Coast	East	West	Renewables	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(4)	$(243)	$(3)	$(2)	$—	$96	$(156)
Reversal of gain positions acquired as part of the GenOn acquisition	—	—	(217)	(2)	—	—	(219)
Net unrealized gains on open positions related to economic hedges	—	51	24	5	1	9	90
Total mark-to-market (losses)/gains in operating revenues	$(4)	$(192)	$(196)	$1	$1	$105	$(285)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$188	$23	$9	$—	$—	$(96)	$124
Reversal of loss positions acquired as part of the Reliant Energy and Green Mountain Energy and GenOn acquisitions	7	—	25	—	—	—	32
Net unrealized (losses)/gains on open positions related to economic hedges	(39)	9	3	—	—	(9)	(36)
Total mark-to-market gains/(losses) in operating costs and expenses	$156	$32	$37	$—	$—	$(105)	$120

(a)	Represents the elimination of the intercompany activity between the Retail Business and the Conventional Generation and Renewable regions.

Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
The reversals of gain or loss positions from acquired companies were valued based upon the forward prices on the acquisition date.
For the six months ended June 30, 2014, the $60 million loss in operating revenues from open positions was due primarily to increases in forward natural gas and East power prices partially offset by decreases in ERCOT heat rates. The $163 million loss in operating costs and expenses from open positions was due primarily to decreases in ERCOT heat rates.
For the six months ended June 30, 2013, a $90 million gain in operating revenues from open positions was due to decreases in forward natural gas and power prices. The $36 million loss in operating costs and expenses from open positions was due to decreases in forward natural gas and power prices slightly offset by increases in coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the six months ended June 30, 2014 and 2013. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Six months ended June 30,
(In millions)	2014	2013
Trading gains/(losses)
Realized	$62	$58
Unrealized	15	(55)
Total trading gains	$77	$3
Contract Amortization Revenue
Contract amortization represents the roll-off of in-market customer contracts valued under purchase accounting. The favorable change of $35 million, as compared to the prior period in 2013 reflects the completion of the roll-off of certain customer contracts acquired in the Reliant acquisition.
Other Operating Costs

		Conventional Generation
	Retail	Gulf Coast	East	West	Renewables	NRG Yield	Eliminations/Corporate	Total
	(In millions)
Six months ended June 30, 2014	$143	$388	$546	$87	$70	$52	$(11)	$1,275
Six months ended June 30, 2013	124	334	477	97	16	31	(15)	1,064
Other operating costs increased by $211 million for the six months ended June 30, 2014, compared to the same period in 2013, due to:

Increase due to the acquisition of EME in April 2014	$134
Increase in Gulf Coast operations and maintenance expense primarily related to the scope and timing of outage activities	49
Increase in property tax in part due to a tax settlement in the first quarter of 2014	25
Increase in NRG Yield operations and maintenance expense related to El Segundo and Marsh Landing which reached commercial operations in 2013	16
Decrease in East operations and maintenance expense as Morgantown had a significant outage in the prior year	(21)
Other	8
$211

Depreciation and Amortization
Depreciation and amortization increased by $101 million for the six months ended June 30, 2014, compared to the same period in 2013, due primarily to $52 million related to the EME acquisition in April 2014 and additional depreciation expense of $40 million as a result of El Segundo and Marsh Landing reaching commercial operations in the second half of 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses is comprised of the following:

	Six months ended June 30,
(In millions)	2014	2013
General and administrative expenses	$340	$304
Selling and marketing expenses	154	153
	$494	$457
General and administrative expenses increased by $36 million for the six months ended June 30, 2014 compared to the same period in 2013, due in part to the acquisition of EME in April 2014 and the presentation of Residential Solar expenses as development in prior periods as well as expansion of the Residential Solar business.
Acquisition-related Transaction and Integration Costs
NRG incurred transaction and integration costs of $52 million for the six months ended June 30, 2014, compared to $69 million for the same period in 2013.
Equity in Earnings of Unconsolidated Affiliates
NRG's equity in earnings of unconsolidated affiliates was $21 million for the six months ended June 30, 2014 compared to equity in earnings of unconsolidated affiliates of $11 million for the same period in 2013, due primarily to $7 million from a long-term natural gas hedge entered into by Saguaro in July 2013 and $4 million resulting from the acquisition of EME in April 2014.
Interest Expense
NRG's interest expense increased by $127 million compared to the same period in 2013 due to the following:

Increase in interest expense	(In millions)
Reduction to capitalized interest for projects placed in service	$70
Increase for 2022 Senior Notes issued in January 2014	29
Decrease in amortization of premium/discount	17
Decrease for 7.625% GenOn Senior Notes due 2014 redeemed in June 2013	(21)
Increase for the acquisition of EME debt in April 2014	18
Increase in derivative interest expense primarily for the Alpine interest rate swaps	13
Increase for 2024 Senior Notes issued in April 2014	12
Decrease in other interest expense	(11)
$127
Income Tax Benefit
For the six months ended June 30, 2014, NRG recorded an income tax benefit of $157 million on pre-tax loss of $304 million. For the same period in 2013, NRG recorded an income tax benefit of $215 million on pre-tax loss of $415 million. The effective tax rate was 51.6% and 51.8 % for the six months ended June 30, 2014, and 2013, respectively.
For the six months ended June 30, 2014, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of production tax credits generated from our wind assets and the recognition of uncertain tax benefits.
For the six months ended June 30, 2013, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the recognition of ITCs from the Company's Agua Caliente solar project in Arizona and the impact of non-taxable equity earnings.
Noncontrolling Interest
For the six months ended June 30, 2014, loss attributable to noncontrolling interests primarily reflects NRG Yield Inc.'s share of net income for the period as well as income attributable to the noncontrolling partners for the Capistrano projects, offset by losses attributable to the noncontrolling partners for Ivanpah. For the six months ended June 30, 2013, income attributable to noncontrolling interests primarily reflects income attributable to the noncontrolling partner for Agua Caliente.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2014, and December 31, 2013, NRG's liquidity, excluding collateral received, was approximately $3.0 billion and $3.7 billion, respectively, comprised of the following:

(In millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$1,481	$2,254
Restricted cash	286	268
Total	1,767	2,522
Total credit facility availability	1,243	1,173
Total liquidity, excluding collateral received	$3,010	$3,695
For the six months ended June 30, 2014, total liquidity, excluding collateral received, decreased by $685 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at June 30, 2014 were predominantly held in money market mutual funds and bank deposits.
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
Restricted Payments Tests
Of the $1.5 billion of cash and cash equivalents of the Company as of June 30, 2014, $355 million and $35 million were held by REMA and GenOn Mid-Atlantic, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the Gen-On Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases.  Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of June 30, 2014, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments. Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At June 30, 2014, GenOn met the consolidated debt ratio component of the restricted payments test.
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
Issuance of 2022 and 2024 Senior Notes
On January 27, 2014, NRG issued $1.1 billion in aggregate principal amount at par of 6.25% Senior Notes due 2022. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on July 15, 2014, until the maturity date of July 15, 2022. A portion of the cash proceeds was used to redeem $400 million of the Company's 2019 Senior Notes and the remaining $700 million of the cash proceeds was used to finance the EME acquisition, as discussed in Uses of Liquidity — 2014 Capital Allocation Program.
On April 21, 2014, NRG issued $1.0 billion in aggregate principal amount at par of 6.25% Senior Notes due 2024. The notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is payable semi-annually beginning on November 1, 2014, until the maturity date of May 1, 2024. A portion of the cash proceeds was used to redeem all remaining 7.625% 2019 Senior Notes, and the rest of the proceeds are expected to be used to redeem all remaining 8.5% 2019 Senior Notes in September 2014, as discussed in Uses of Liquidity.
Cash Proceeds from NRG Yield, Inc. Class A Common Stock and Senior Unsecured Notes
In order to fund the purchase price of the acquisition of the Alta Wind facility, as discussed further in Note 3, Business Acquisitions and Dispositions, to this Form 10-Q, NRG Yield, Inc. issued 12,075,000 shares of its Class A common stock on July 29, 2014 for net proceeds of $630 million. In addition, on August 5, 2014, Yield Operating issued $500 million in aggregate principal amount at par of 5.375% senior notes due August 2024. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2015. The notes are senior unsecured obligations of Yield Operating and are guaranteed by NRG Yield LLC, Yield Operating’s parent company, and by certain of Yield Operating’s wholly owned current and future subsidiaries.
Cash Proceeds from Sales of Assets to NRG Yield, Inc.
On June 30, 2014, the Company sold the following facilities to NRG Yield, Inc.: High Desert, Kansas South, and El Segundo Energy Center. NRG Yield, Inc. paid total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments, plus assumed project level debt of approximately $612 million. The sale was recorded as a transfer of entities under common control and the related assets were transferred at carrying value.

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
The Company's lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of June 30, 2014, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.

The following table summarizes the amount of MWs hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of June 30, 2014:

Equivalent Net Sales Secured by First Lien Structure (a)	2014	2015	2016	2017	2018
In MW	1,498	1,061	405	243	—
As a percentage of total net coal and nuclear capacity (b)	23%	17%	7%	4%	—%

(a)	Equivalent net sales include natural gas swaps converted using a weighted average heat rate by region.

(b)
Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien which excludes coal assets acquired in the GenOn acquisition, assets in NRG Yield, Inc. and NRG's assets that have project level financing.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) commercial operations activities; (ii) debt service obligations; (iii) capital expenditures, including repowering and renewable development, and environmental; and (iv) allocations in connection with the Capital Allocation Program including acquisition opportunities, return of capital and dividend payments to stockholders.
Commercial Operations
NRG's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of June 30, 2014, commercial operations had total cash collateral outstanding of $549 million, and $1.1 billion outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of June 30, 2014, total collateral held from counterparties was $9 million in cash and $7 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG's credit ratings and general perception of its creditworthiness.
Cash Grant Bridge Loans
As of June 30, 2014, the Company had a net renewable energy grant receivable of $614 million which consists of $539 million, net of sequestration adjustment, due from the U.S. Treasury under the 1603 Cash Grant Program in connection with the Ivanpah thermal solar project and a $75 million receivable pursuant to an indemnity agreement the Company has with SunPower Corporation, Systems relating to the CVSR project.
With respect to certain projects, the Company obtained cash grant bridge loans to fund the construction costs of such projects, which were to be repaid upon receipt of the related 1603 cash grant proceeds.  As of June 30, 2014, there are approximately $408 million outstanding under the cash grant bridge loans, all of which is related to the Ivanpah project and will become due and payable as follows:

Maturity date:	Cash due and payable
(In millions)
Solar Partners VIII, October 27, 2014	$117
Solar Partners I, December 27, 2014	159
Solar Partners II, February 27, 2015	132
Total cash grant bridge loans due, including interest accrued to principal	$408

Since December 31, 2013, excluding CVSR, the Company has received the following cash grants as of June 30, 2014:

Project:	Application Amount	Sequestration Amount	Additional Reduction By U.S. Treasury (a)	Amount Received
	(In millions)
Alpine	$71	$5	$—	$66
Borrego	38	2	6	30
Lincoln Financial Field	6	1	—	5
Kansas South (b)	23	2	—	21
High Desert (c)	25	1	4	20
Total	$163	$11	$10	$142
(a) The Company has booked a reserve against the total remaining receivable balance for these projects in the amount of $10 million pending further discussions with U.S. Treasury.
(b) The Company was awarded and received the cash grant in April 2014.
(c) The Company was awarded the cash grant in March 2014 and received cash in April 2014.
In January 2014, the Company was awarded a cash grant from the U.S. Treasury Department in the amount of $285 million for the CVSR solar project.  The amount received reflects the application amount of $414 million less a reduction by Treasury of $107 million and a sequestration adjustment of $22 million.  NRG maintains a receivable, net of sequestration of $107 million, for which the Company has reserved $32 million of the balance.  Pursuant to the purchase and sale agreement for the CVSR project between NRG and SunPower Corporation, Systems, or SunPower, SunPower agreed to indemnify NRG up to $75 million if Treasury made certain determinations and awarded a reduced 1603 cash grant for the project.  SunPower has refused to honor its contractual indemnification obligation.  As a result, on March 19, 2014, NRG filed a lawsuit against SunPower in California state court, alleging breach of contract and also seeking a declaratory judgment that SunPower has breached its indemnification obligation.  NRG is seeking $75 million in damages from SunPower.
NRG believes it has complied with all material obligations under the 1603 Cash Grant Program and is actively pursuing indemnification and is working with the U.S. Treasury Department to obtain payment on the remaining 1603 applications the Company or its subsidiaries have submitted.  Since the Company’s participation in the 1603 program commenced in 2010, the Company has received cash grants of approximately $612 million in the aggregate, net of sequestration adjustment, which excluding CVSR, represents a 95% collection rate of cash grant awards as applied for under the program.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments for the six months ended June 30, 2014, and the estimated capital expenditure and growth investments forecast for the remainder of 2014.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
Gulf Coast	$42	$66	$5	$113
East	104	20	2	126
West	3	—	—	3
Retail	13	—	—	13
Renewables	—	—	194	194
NRG Yield	5	—	24	29
Corporate	11	—	18	29
Total cash capital expenditures for the six months ended June 30, 2014	178	86	243	507
Other investments (a)	—	—	54	54
Funding from debt financing, net of fees	—	—	(164)	(164)
Funding from third party equity partners	(3)	—	(82)	(85)
Total capital expenditures and investments, net of financings	175	86	51	312

Estimated capital expenditures for the remainder of 2014	269	267	279	815
Other investments (a)	—	—	38	38
Funding from debt financing, net of fees	(29)	—	(172)	(201)
Funding from third party equity partners and cash grants	(9)	—	(179)	(188)
NRG estimated capital expenditures for the remainder of 2014, net of financings	$231	$267	$(34)	$464

(a)	Other investments includes restricted cash activity.

•
Environmental capital expenditures — For the six months ended June 30, 2014, the Company's environmental capital expenditures included controls to satisfy MATS and NSR settlement at the Big Cajun II facility and NOx controls for the Sayreville and Gilbert facilities.

•
Growth Investments capital expenditures — For the six months ended June 30, 2014, the Company's growth investment expenditures included $194 million for solar projects and $42 million for the Company's other growth projects.

Environmental Capital Expenditures
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2014 through 2018 required to comply with environmental laws will be approximately $906 million which includes $123 million for GenOn and $567 million (of which $22 million is attributable to interest during construction) for plants acquired in the EME acquisition.
In connection with the acquisition of EME, as further described in Note 3, Business Acquisitions and Dispositions, of this Form 10-Q, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with environmental regulations.
2014 Capital Allocation Program
Pending Acquisition
As described in Note 3, Business Acquisitions and Dispositions, on June 3, 2014, Yield Operating, a consolidated subsidiary of the Company, entered into a purchase and sale agreement with the Terra-Gen Finance Company, LLC and certain of its affiliates to acquire 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC, and Alta Wind XI Holding Company, LLC, which collectively owns seven wind facilities that total 947 MWs located in Tehachapi, California and a portfolio of land leases, or the Alta Wind Assets. The purchase price of the Alta Wind Assets is $870 million, as well as working capital adjustments, plus the assumption of $1.6 billion in non-recourse project level debt. The acquisition, which is subject to customary closing conditions, including certain regulatory approvals, is expected to close during the third quarter of 2014. Power generated by the Alta Wind facility is sold to Southern California Edison under long-term power purchase agreements with 21 years of remaining contract life for Phases I-V and 22 years, beginning in 2016, for Phases X and XI.

Completed Acquisitions
On April 1, 2014, the Company acquired substantially all of the assets of EME as described in Note 3, Business Acquisitions and Dispositions.  EME, through its subsidiaries and affiliates, owned, operated, and leased a portfolio of approximately 8,000 MW consisting of wind energy facilities and coal- and gas-fired generating facilities. The Company paid an aggregate purchase price of $3.5 billion, which reflects the negotiated purchase price of $2.6 billion, an increase of $736 million in acquired cash on hand, cash collateral, restricted cash and cash on unconsolidated subsidiary, as well as an increase in the value of the 12,671,977 shares of NRG common stock issued of $51 million. The purchase price was funded through the issuance of 12,671,977 shares of NRG common stock on April 1, 2014, the issuance of $700 million in newly-issued corporate debt, as described in Note 7, Debt and Capital Leases, with the remaining funded from cash on hand. The Company also assumed non-recourse debt of approximately $1.2 billion.
In connection with the transaction, NRG agreed to certain conditions with the parties to the Powerton and Joliet, or POJO, sale-leaseback transaction subject to which an NRG subsidiary assumed the POJO leveraged leases and NRG guaranteed the remaining payments under each lease.
The Company also acquired the competitive retail electricity business of Dominion, as described in Note 3, Business Acquisitions and Dispositions and in the New and On-going Company Initiatives section.
Dividends and Debt Reduction
The following table lists the dividends paid during the six months ended June 30, 2014:

	Second Quarter 2014	First Quarter 2014
Dividends per Common Share	$0.14	$0.12
On July 18, 2014, NRG declared a quarterly dividend on the Company's common stock of $0.14 per share, payable August 15, 2014, to stockholders of record as of August 1, 2014, representing $0.56 on an annualized basis.
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
On May 21, 2014, the Company redeemed for cash all of its remaining 7.625% 2019 Senior Notes at an average early redemption percentage of 103.813%. A $18 million loss on debt extinguishment of the 7.625% 2019 Senior Notes was recorded during the three months ended June 30, 2014, primarily consisting of the premiums paid on the redemption and the write-off of previously deferred financing costs.
On August 4, 2014, the Company announced that it gave the required notice under the governing indenture to redeem for cash all of its remaining 8.5% 2019 Senior Notes on September 3, 2014, at an average early redemption percentage of 104.25%.
Dividends and debt reduction under the Capital Allocation Program are subject to market prices, financial restrictions under the Company's debt facilities and securities laws.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative six month periods:

	Six months ended June 30,
	2014	2013	Change
	(In millions)
Net cash provided/(used) by operating activities	$370	$(78)	$448
Net cash used by investing activities	(1,753)	(1,375)	(378)
Net cash provided by financing activities	634	736	(102)
Net Cash Provided/(Used) By Operating Activities
Changes to net cash provided/(used) by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$467
Change in cash paid in support of risk management activities	(26)
Other changes in working capital	7
$448
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions, primarily related to the EME acquisition	$(1,778)
Decrease in capital expenditures due to decreased spending on maintenance and growth projects	774
Increase in proceeds from renewable energy grants	381
Proceeds from the sale of assets	77
Decrease in restricted cash	62
Proceeds for payment of cash grant bridge loan	57
Other	49
$(378)
Net Cash Provided By Financing Activities
Changes in net cash provided by financing activities were driven by:

(In millions)
Net increase in borrowings, primarily due to the issuance of the 2022 and 2024 Senior Notes	$2,414
Net increase in debt payments primarily due to the redemption of 2019 Senior Notes and the repayment of the cash grant bridge loans	(2,153)
Decrease in financing element of acquired derivatives	(338)
Cash contributions from noncontrolling interests	(23)
Increase in cash paid for debt issuance costs	(8)
Increase in payment of dividends	(18)
Prior year repurchase of treasury shares, offset by increase in issuance of common shares	24
$(102)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2014, the Company had a total domestic pre-tax book loss of $311 million and foreign pre-tax book income of $7 million. As of June 30, 2014, the Company has cumulative domestic NOL carryforwards of $3.1 billion and cumulative state NOL carryforwards of $3.0 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $76 million, of which $3 million will expire starting 2014 through 2016 and of which $73 million do not have an expiration date.
In addition to these amounts, the Company has $71 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $40 million in 2014.
However, as the position remains uncertain for the $71 million of tax effected uncertain tax benefits, the Company has recorded a non-current tax liability of $68 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $68 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
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
New and On-going Company Initiatives
As part of its core strategy, NRG intends to continue to own, operate and invest in the development and acquisition of renewable and conventional energy projects. NRG's strategy is intended to capitalize on its existing wholesale and retail businesses as well as address the increasing demand for sustainable and low carbon energy solutions individualized for the benefit of the end use energy customer. This section briefly describes the Company's most notable current activities.
Solar
NRG has acquired and is developing a number of solar projects utilizing photovoltaic, or PV technology. As of June 30, 2014, NRG had 1,192 MW of capacity at its commercially operating solar facilities. Below is a summary of recent developments related to solar projects:

Community Solar — In June 2014, NRG Solar Community I LLC completed a 6 MW project located on the grounds of the San Diego State University campus in Brawley, California. The Imperial Irrigation District will purchase all energy generated by the facility, under a 25-year PPA, and sell it at a competitive rate to interested customers through a community solar program.

St. Croix — In March 2014, the Company, through its wholly-owned subsidiary, NRG Solar DG LLC, acquired a 5 MW solar project in the development phase on the island of St. Croix in the U.S. Virgin Islands. NRG, through its subsidiaries, will construct, own and operate the solar project which will sell all of its power output to the Virgin Island Water and Power Authority under a 25-year PPA. The project is expected to achieve full commercial operation in the fourth quarter of 2014.
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
Distributed Solar — As of June 30, 2014, approximately 53 MWs of Distributed Solar projects, all of which are supported by long-term PPAs, are in operation or under construction including five National Football League venues as well as other commercial or institutional sites. In the second quarter of 2014, the Company began construction of a 6 MW project located on the MGM Mandalay Bay complex in Las Vegas, Nevada. The project is expected to be completed by the fourth quarter of 2014.

NRG Residential Solar Solutions — On March 27, 2014, the Company acquired one of the nation's leading residential solar companies, Roof Diagnostics Solar, or RDS, now doing business as NRG Home Solar, to support and expand the Company's efforts to empower its customers to control their own energy choices through clean self-generation. The 475 employee company is one of the largest solar sales and installation companies in the United States and has experienced significant growth in the Northeast and is now expanding into California and other areas. RDS will complement NRG's extensive network of independent solar installers and dealers and significantly increase the ability of NRG to meet the growing demand for high quality residential solar services delivered by a market leader in delivering retail electricity services in the home.
Petra Nova Business and Commercial Scale Carbon Capture and Sequestration with Enhanced Oil Recovery
On July 3, 2014, the Company, through its wholly owned subsidiary Petra Nova Holdings LLC, sold 50% of its interest in Petra Nova Parish Holdings LLC to JX Nippon Oil Exploration (EOR) Limited, a wholly owned subsidiary of JX Nippon Oil & Gas Exploration Corporation.  As a result of the sale, the Company no longer has a controlling interest in and has deconsolidated Petra Nova Parish Holdings LLC as of the date of the sale. On July 7, 2014, the Company made its initial capital contribution into the partnership of $35 million, which was funded with the sale proceeds of $76 million. On March 3, 2014, Petra Nova CCS I LLC, a wholly owned subsidiary of Petra Nova Parish Holdings LLC, entered into a fixed-price agreement to build and operate a CCS-EOR at the W.A. Parish facility with a consortium of Mitsubishi Heavy Industries America, Inc. and TIC - The Industrial Company.  Notice to proceed for the construction on the CCS-EOR was issued on July 15, 2014, and commercial operation is expected in late 2016.
The joint venture also owns a 75 MW peaking unit at W.A. Parish, which achieved commercial operations on June 26, 2013. The peaking unit will be converted into a cogeneration facility to provide power and steam to the CCS-EOR.  The CCS-EOR is being financed by: (i) up to $167 million from a U.S. DOE CCPI grant of which $7 million has already been received from the grant in the initial design and engineering phase, (ii) $250 million in loans provided by the Japan Bank for International Cooperation and Mizuho Bank, Ltd., and (iii) approximately $300 million in equity contributions from each of the Company and JX Nippon. The Company’s contribution will include investments already made during the development of the project.
The joint venture between the Company and JX Nippon also owns a 50% equity interest in Texas Coastal Ventures, LLC, which is jointly owned with Hilcorp Energy I, L.P. Texas Coastal Ventures, LLC holds the working interests in the West Ranch oilfield in Jackson County, Texas.  CO2  captured by the CCS-EOR will be compressed and piped through an 82-mile long pipeline owned by Texas Coastal Ventures to the West Ranch oilfield for enhanced oil recovery operations.
Gas-To-Liquids Joint Venture
On March 24, 2014, NRG GTL Holdings LLC, a wholly owned subsidiary of NRG, entered into an agreement with Waste Management, Inc., Ventech Engineers International LLC and Velocys plc to form a joint venture to produce renewable fuels and chemicals from biogas and natural gas using smaller-scale gas-to-liquids, or GTL, technology.
The joint venture’s first facility is under development and will be located at Waste Management’s East Oak site in Oklahoma. Engineering and design work for this project is substantially complete, and material permitting documents necessary to commence construction have been obtained. The Company's expected capital commitment for the first project is approximately $20 million.
Aspen Biomass Facility
In June 2014, NRG Energy Services LLC, a wholly-owned subsidiary of the Company, entered into an agreement with InventivEnergy, LLC to restart the 50 MW Aspen Power biomass plant in Lufkin, Texas, and operate and maintain the facility once online to provide clean, renewable power to the ERCOT market. InventivEnergy is the asset management firm overseeing the plant, which is the first clean wood-waste biomass power plant in the state.
Electric Vehicle Infrastructure Development
NRG, through its subsidiary NRG eVgo, continues to build out and operate electric vehicle, or EV, ecosystems in the San Francisco Bay Area, Los Angeles, San Diego, Washington, DC/Baltimore, Houston and the Dallas/Fort Worth Metroplex. NRG eVgo is the first company to equip major markets with privately funded infrastructure needed for successful EV adoption and integration. As of June 30, 2014, NRG eVgo had 91 public fast charging Freedom Station sites operational in its metro areas. NRG eVgo has an additional 28 sites in its metro areas under construction or in permitting. NRG eVgo offers consumers a subscription-based plan that provides for all charging requirements for EVs at a competitive monthly fee. NRG eVgo achieved billable network status (the number of public charging stations that allows eVgo to bill customers for use of the charging network) in Texas in 2012, in San Francisco, San Diego, and Washington in the first quarter of 2014, and in Los Angeles in the second quarter of 2014.

In the third quarter of 2014, NRG eVgo expects to support Nissan’s expansion of its "No Charge to Charge" program, which provides Nissan customers with two years of no-cost public charging with the purchase or lease of a new Nissan LEAF, on its EZ-Charge (SM) program. The EZ-Charge (SM) program is a first-of-its-kind initiative that will offer LEAF drivers to carry a single access card for charging on multiple networks and will support all eVgo public charging plans as well as enable EV drivers to enroll in participating partner network plans through their charging company. NRG eVgo expects to begin distributing EZ-Charge cards in July to LEAF buyers at participating dealerships in San Francisco, San Diego, Dallas-Ft. Worth, Houston, Sacramento, Seattle, Portland, OR, Nashville, Phoenix and Washington, D.C.
In addition, as part of a legal settlement, NRG eVgo has an agreement with the California Public Utilities Commission to build at least 200 public fast charging Freedom Station sites and wiring and associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California by the end of 2016.
Fuel Conversions
NRG intends to continue operations at the Avon Lake facility Units 7 and 9 and the New Castle facility Units 3, 4, and 5, which are currently operating coal units that had been scheduled for deactivation in April 2015. NRG intends to add natural gas capabilities at these units, which additions are expected to be completed by the summer of 2016. The Company also expects to convert Big Cajun II, Unit 2 to natural gas capabilities by spring of 2015 as part of its environmental capital expenditures program. In late April 2014, NRG notified PJM that it no longer intends to place coal-fired Units 1, 2, 3, and 4 at Shawville generating facility (597 MW) in long term protective layup, but instead will mothball those units beginning on April 16, 2015, and then return those units to service no later than June 1, 2016 using natural gas. NRG intends to convert Units 6, 7 and 8 of the Joliet coal facility to run on natural gas no later than June 2016.
In December 2013, the New York Governor announced a deal under which the Company and National Grid expect to negotiate a contract to add natural gas to the Dunkirk facility to enable Units 2, 3 and 4 to operate on natural gas.  Unit 1 will remain mothballed.  The Company and National Grid agreed to the material terms of a ten-year contract, and those terms were approved by the NYSPSC on June 13, 2014.  The agreement will commence when the first of three Dunkirk Units supplies power into the grid while operating on natural gas, expected in late 2015.
In late April 2014, NRG notified PJM that it no longer intends to deactivate Portland Units 1 and 2 (401 MW), but instead mothballed those units effective June 1, 2014, and will return those units to service no later than June 1, 2016 using ultra-low sulfur diesel.
Retail Growth Initiatives
On March 31, 2014, the Company acquired the competitive retail electricity business of Dominion Resources, Inc., or Dominion, as described in Note 3, Business Acquisitions and Dispositions. The acquisition of Dominion's competitive retail electricity business increased NRG’s retail portfolio by approximately 217,000 customers as of June 30, 2014, and is expected to increase NRG’s retail portfolio by approximately 500,000 customers in the aggregate by the end of 2014. The acquisition supports NRG's ongoing efforts to expand the Company's retail footprint in the Northeast and to grow its leading retail position in Texas and will give its customers more options to improve their ability to understand and control their use of energy. The Company paid approximately $195 million as cash consideration for the acquisition, including $165 million of purchase price and $30 million paid for working capital balances, which was funded by cash on hand.
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
Derivative Instrument Obligations
The Company's 3.625% Preferred Stock includes a feature which is considered an embedded derivative in accordance with ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of June 30, 2014, based on the Company's stock price, the embedded derivative was in-the-money and had a redemption value of $74 million.

Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2014, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 8, Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $264 million as of June 30, 2014. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2013 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2013 Form 10-K. See also Note 7, Debt and Capital Leases, and Note 13, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three months ended June 30, 2014.
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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2014, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2014.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2013	$389
Contracts realized or otherwise settled during the period	(172)
Contracts acquired during the period	40
Changes in fair value	(233)
Fair value of contracts as of June 30, 2014	$24

	Fair Value of Contracts as of June 30, 2014
Fair value hierarchy Gains/(Losses)	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess 5 Years	Total Fair Value
	(In millions)
Level 1	$—	$75	$5	$—	$80
Level 2	(16)	(35)	(17)	24	(44)
Level 3	(19)	7	—	—	(12)
Total	$(35)	$47	$(12)	$24	$24

The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of June 30, 2014, NRG's net derivative asset was $24 million, a decrease to total fair value of $365 million as compared to December 31, 2013. This decrease was driven by the roll-off of trades that settled during the period and losses in fair value, slightly offset by contracts acquired during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $376 million in the net value of derivatives as of June 30, 2014. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $348 million in the net value of derivatives as of June 30, 2014.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and six months ending June 30, 2014, and 2013:

(In millions)	2014	2013
VaR as of June 30,	$105	$88
Three months ended June 30,
Average	$112	$86
Maximum	126	95
Minimum	97	77
Six months ended June 30,
Average	$100	$92
Maximum	142	104
Minimum	73	77
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of June 30, 2014 for the entire term of these instruments entered into for both asset management and trading was $60 million, primarily driven by asset-backed transactions.
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
If all of the above swaps had been discontinued on June 30, 2014, the Company would have owed the counterparties $138 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2014, a 1% change in variable interest rates would result in a $23 million change in interest expense on a rolling twelve month basis.

As of June 30, 2014, the fair value of the Company's debt was $19.6 billion and the related carrying amount was $19.0 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $1.5 billion.
Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $282 million as of June 30, 2014, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $211 million as of June 30, 2014. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2014.
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
Changes in Internal Control over Financial Reporting
NRG continues to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of business acquisitions. NRG will continue to assess the effectiveness of its internal control over financial reporting as integration activities continue.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through June 30, 2014, see Note 13, Commitments and Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2013 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2013 Form 10‑K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Indenture, dated as of April 21, 2014, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York as Trustee.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 21, 2014.
4.2	Form of 6.25% Senior Note due 2024.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 21, 2014.
4.3
Registration Rights Agreement, dated April 21, 2014, among NRG Energy, Inc., the guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA), Inc., J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., SMBC Nikko Securities America, Inc. and RBS Securities Inc.
Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 21, 2014.
4.4	One Hundred Eleventh Supplemental Indenture, dated as of April 28, 2014, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 2, 2014.
4.5	First Supplemental Indenture, dated as of April 28, 2014, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 2, 2014.
10.1	Amended and Restated Employee Stock Purchase Plan	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of David Crane	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ DAVID CRANE
David Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: August 7, 2014	Chief Accounting Officer (Principal Accounting Officer)