Form 10-K/A
period 2013-12-31
NRG ENERGY, INC.
filed 2014-09-10
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $9,508,294,816 based on the closing sale price of $37.20 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 30, 2014
Common Stock, par value $0.01 per share	337,890,742
Documents Incorporated by Reference:
None

EXPLANATORY NOTE
We are filing this Amendment No. 2 (the “Amendment No. 2”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 28, 2014 (the “Original Filing”) and as amended and filed with the Commission on April 4, 2014 (the “Amendment No. 1”). The Amendment No. 1 was filed to include the attestation report of our independent registered public accounting firm as required by Item 308(b) of Regulation S-K, which was inadvertently omitted from the Original Filing. This Amendment No. 2 is being filed to include the complete text of Item 15 of Part IV of Form 10-K.
In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we have included new certifications of our principal executive, financial and accounting officers.
This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed in the Original Filing. In addition, this Amendment No. 2 does not reflect events occurring after the Original Filing date, and does not modify or update the disclosures therein in any way other than as required to reflect the Amendment No. 2 as described above and set forth below. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, the Amendment No. 1, and our other filings made with the Commission subsequent to the date of the Original Filing, including any amendments to those filings.

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$8,223	$3,211	$—	$(139)	$11,295
Operating Costs and Expenses
Cost of operations	6,150	2,104	—	(133)	8,121
Depreciation and amortization	837	407	12		1,256
Impairment losses	459	—	—	—	459
Selling, general and administrative	446	230	234	(6)	904
Acquisition-related transaction and integration costs	—	70	58	—	128
Development activity expenses	—	34	50	—	84
Total operating costs and expenses	7,892	2,845	354	(139)	10,952
Operating Income/(Loss)	331	366	(354)	—	343
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	(67)	(14)	221	(140)	—
Equity in earnings/(losses) of unconsolidated affiliates	(11)	22	—	(4)	7
Impairment charge on investment	—	(99)		—	(99)
Other income, net	6	11	(2)	(2)	13
Loss on debt extinguishment		(12)	(38)	—	(50)
Interest expense	(24)	(318)	(506)	—	(848)
Total other income/(expense)	(96)	(410)	(325)	(146)	(977)
Income/(Loss) Before Income Taxes	235	(44)	(679)	(146)	(634)
Income tax expense/(benefit)	114	(89)	(307)	—	(282)
Net Income	121	45	(372)	(146)	(352)
Less: Net income attributable to noncontrolling interest	—	27	13	(6)	34
Net Income attributable to NRG Energy, Inc	$121	$18	$(385)	$(140)	$(386)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$121	$45	$(372)	$(146)	$(352)
Other comprehensive (loss)/income, net of tax
Unrealized loss on derivatives, net	(71)	50	120	(91)	8
Foreign currency translation adjustments, net	—	(20)	(4)	—	(24)
Available-for-sale securities, net	—	—	3	—	3
Defined benefit plan, net	75	63	30	—	168
Other comprehensive loss	4	93	149	(91)	155
Comprehensive income	125	138	(223)	(237)	(197)
Less: Comprehensive income attributable to noncontrolling interest	—	27	13	(6)	34
Comprehensive income attributable to NRG Energy, Inc.	125	111	(236)	(231)	(231)
Dividends for preferred shares	—	—	9	—	9
Comprehensive income available for common stockholders	$125	$111	$(245)	$(231)	$(240)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$56	$870	$1,328	$—	$2,254
Funds deposited by counterparties	7	56	—	—	63
Restricted cash	12	252	4	—	268
Accounts receivable - trade, net	965	249	—	—	1,214
Inventory	436	462	—	—	898
Derivative instruments	866	470	—	(8)	1,328
Deferred income taxes	—	41	217	—	258
Cash collateral paid in support of energy risk management activities	214	62	—	—	276
Renewable energy grant receivable	—	539	—	—	539
Prepayments and other current assets	4,778	379	(3,802)	(857)	498
Total current assets	7,334	3,380	(2,253)	(865)	7,596
Net Property, Plant and Equipment	9,116	10,604	153	(22)	19,851
Other Assets
Investment in subsidiaries	32	422	18,266	(18,720)	—
Equity investments in affiliates	(30)	583		(100)	453
Notes receivable, less current portion	—	62	105	(94)	73
Goodwill	1,973	12	—	—	1,985
Intangible assets, net	925	232	4	(21)	1,140
Nuclear decommissioning trust fund	551		—	—	551
Deferred income taxes	—	681	521	—	1,202
Derivative instruments	110	202	—	(1)	311
Other non-current assets	76	281	383	—	740
Total other assets	3,637	2,475	19,279	(18,936)	6,455
Total Assets	$20,087	$16,459	$17,179	$(19,823)	$33,902
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$1,029	$20	$—	$1,050
Accounts payable	652	352	34	—	1,038
Accounts payable - affiliate	1,350	760	(1,253)	(857)	—
Derivative instruments	859	204	—	(8)	1,055
Deferred income taxes	—	—	—	—	—
Cash collateral received in support of energy risk management activities	6	57	—	—	63
Accrued expenses and other current liabilities	297	410	291	—	998
Total current liabilities	3,165	2,812	(908)	(865)	4,204
Other Liabilities
Long-term debt and capital leases	317	7,837	7,707	(94)	15,767
Nuclear decommissioning reserve	294	—	—	—	294
Nuclear decommissioning trust liability	324	—	—	—	324
Postretirement and other benefit obligations	218	194	94	—	506
Deferred income taxes	1,024	(1,002)	—	—	22
Derivative instruments	147	49	—	(1)	195
Out-of-market contracts	127	1,050	—	—	1,177
Other non-current liabilities	194	421	80	—	695
Total non-current liabilities	2,645	8,549	7,881	(95)	18,980
Total liabilities	5,810	11,361	6,973	(960)	23,184
3.625% Preferred Stock			249		249
Stockholders' Equity	14,277	5,098	9,957	(18,863)	10,469
Total Liabilities and Stockholders' Equity	$20,087	$16,459	$17,179	$(19,823)	$33,902

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2013

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Net Cash Provided/(Used) by Operating Activities	$2,318	$(217)	$(2,546)	$1,715	$1,270
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(1,722)	7	1,715	—	—
Acquisition of business, net of cash acquired		(179)	(315)	—	(494)
Capital expenditures	(528)	(1,413)	(46)	—	(1,987)
Increase in restricted cash, net	(1)	(22)	1	—	(22)
Decrease in restricted cash - U.S. DOE projects		(31)	5	—	(26)
Increase in notes receivable	2	(7)	(6)	—	(11)
Proceeds from renewable energy grants		55	—	—	55
Purchases of emission allowances, net of proceeds	5	—	—	—	5
Investments in nuclear decommissioning trust fund securities	(514)	—	—	—	(514)
Proceeds from sales of nuclear decommissioning trust fund securities	488	—	—	—	488
Proceeds/(purchases) from sale of assets, net	13	—	—	—	13
Other	(4)	(11)	(20)	—	(35)
Net Cash Used by Investing Activities	(2,261)	(1,601)	1,334	—	(2,528)
Cash Flows from Financing Activities
Proceeds/(payments) from intercompany loans	—	—	1,715	(1,715)	—
Payment of dividends to preferred stockholders			(154)	—	(154)
Payments of intercompany dividends	—	—	—	—	—
Payment for treasury stock	—	—	(25)	—	(25)
Payments for settlement of acquired derivatives that include financing elements	(79)	346	—	—	267
Proceeds from issuance of long-term debt	—	1,292	485	—	1,777
Sale proceeds and other contributions from noncontrolling interests in subsidiaries	—	531	—	—	531
Proceeds from issuance of common stock	—	—	16	—	16
Payment of debt issuance and hedging costs	—	(21)	(29)	—	(50)
Payments for short and long-term debt	—	(716)	(219)	—	(935)
Net Cash (Used)/Provided by Financing Activities	(79)	1,432	1,789	(1,715)	1,427
Effect of exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Net Increase/(decrease) in Cash and Cash Equivalents	(22)	(388)	577	—	167
Cash and Cash Equivalents at Beginning of Period	78	1,258	751	—	2,087
Cash and Cash Equivalents at End of Period	$56	$870	$1,328	$—	$2,254

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$7,998	$509	$—	$(85)	$8,422
Operating Costs and Expenses
Cost of operations	5,916	300	—	(76)	6,140
Depreciation and amortization	860	79	11	—	950
Selling, general and administrative	466	45	307	(11)	807
Acquisition-related transactions and integration costs	—	53	54	—	107
Development activity expense	—	32	36	—	68
Total operating costs and expenses	7,242	509	408	(87)	8,072
Operating Income/(Loss)	756	—	(408)	2	350
Other (Expense)/Income
Equity in earnings/(losses) of consolidated subsidiaries	30	(15)	620	(635)	—
Equity in earnings/(losses) of unconsolidated affiliates	8	31	(2)	—	37
Bargain purchase gain related to GenOn acquisition	—	—	296	—	296
Impairment charge on investment	(2)	—	—	—	(2)
Other income, net	6	6	9	(2)	19
Loss on debt extinguishment	—	—	(51)	—	(51)
Interest expense	(26)	(90)	(545)	—	(661)
Total other income/(expense)	16	(68)	327	(637)	(362)
Income/(Loss) Before Income Taxes	772	(68)	(81)	(635)	(12)
Income tax expense/(benefit)	237	(188)	(376)	—	(327)
Net Income	$535	$120	$295	$(635)	$315
Less: Net income attributable to noncontrolling interest	—	20	—	—	20
Net Income attributable to NRG Energy, Inc	$535	$100	$295	$(635)	$295

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$535	$120	$295	$(635)	$315
Other comprehensive income/(loss), net of tax
Unrealized loss on derivatives, net	(160)	(30)	(214)	241	(163)
Foreign currency translation adjustments, net	—	(2)	1	—	(1)
Reclassification adjustment for translation loss realized upon sale of Schkopau, net	—	(11)	—	—	(11)
Available-for-sale securities, net	—	—	3	—	3
Defined benefit plan, net	(38)	—	(14)	—	(52)
Other comprehensive loss	(198)	(43)	(224)	241	(224)
Comprehensive income	337	77	71	(394)	91
Less: Comprehensive income attributable to noncontrolling interest	—	20	—	—	20
Comprehensive income attributable to NRG Energy, Inc.	337	57	71	(394)	71
Dividends for preferred shares	—	—	9	—	9
Comprehensive income available for common stockholders	$337	$57	$62	$(394)	$62

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$78	$1,258	$751	$—	$2,087
Funds deposited by counterparties	131	140	—	—	271
Restricted cash	11	196	10	—	217
Accounts receivable - trade, net	807	254	—	—	1,061
Inventory	472	431	—	—	903
Derivative instruments	2,058	604	—	(18)	2,644
Deferred income taxes	(153)	10	199	—	56
Cash collateral paid in support of energy risk management activities	81	148	—	—	229
Renewable energy grant receivable	—	58	—	—	58
Prepayments and other current assets	2,966	(12)	(2,518)	10	446
Total current assets	6,451	3,087	(1,558)	(8)	7,972
Net Property, Plant and Equipment	9,905	10,147	121	(20)	20,153
Other Assets
Investment in subsidiaries	244	(102)	17,565	(17,707)	—
Equity investments in affiliates	33	633	10	—	676
Notes receivable, less current portion	3	74	531	(529)	79
Goodwill	1,944	12	—	—	1,956
Intangible assets, net	1,042	187	33	(52)	1,210
Nuclear decommissioning trust fund	473	—	—	—	473
Deferred income taxes	(915)	1,886	232	—	1,203
Derivative instruments	149	515	—	(2)	662
Other non-current assets	85	304	210	—	599
Total other assets	3,058	3,509	18,581	(18,290)	6,858
Total Assets	$19,414	$16,743	$17,144	$(18,318)	$34,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$137	$15	$(6)	$147
Accounts payable	541	585	46	—	1,172
Accounts payable - affiliate	(55)	1,421	(1,366)	—	—
Derivative instruments	1,726	271	2	(18)	1,981
Cash collateral received in support of energy risk management activities	131	140	—	—	271
Accrued expenses and other current liabilities	354	502	243	—	1,099
Total current liabilities	2,698	3,056	(1,060)	(24)	4,670
Other Liabilities
Long-term debt and capital leases	310	8,459	7,496	(529)	15,736
Nuclear decommissioning reserve	354	—	—	—	354
Nuclear decommissioning trust liability	273	—	—	—	273
Postretirement and other benefit obligations	431	326	46	—	803
Deferred income taxes	—	—	55	—	55
Derivative instruments	312	190	—	(2)	500
Out-of-market commodity contracts	180	1,129	—	(31)	1,278
Other non-current liabilities	187	520	89	—	796
Total non-current liabilities	2,047	10,624	7,686	(562)	19,795
Total liabilities	4,745	13,680	6,626	(586)	24,465
3.625% Preferred Stock	—	—	249	—	249
Stockholders' Equity	14,669	3,063	10,269	(17,732)	10,269
Total Liabilities and Stockholders' Equity	$19,414	$16,743	$17,144	$(18,318)	$34,983

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2012

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided/Used by Operating Activities	$2,163	$66	$(902)	$(178)	$1,149
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(1,792)	792	—	1,000	—
Acquisition of businesses, net of cash acquired	—	(17)	(64)	—	(81)
Cash acquired in GenOn acquisition	—	983	—	—	983
Capital expenditures	(241)	(3,091)	(64)	—	(3,396)
Increase in restricted cash, net	(3)	(63)	—	—	(66)
Decrease in restricted cash - U.S. DOE projects	—	121	43	—	164
Increase in notes receivable	(1)	(21)	(2)	—	(24)
Purchases of emission allowances, net of proceeds	(1)	—	—	—	(1)
Investments in nuclear decommissioning trust fund securities	(436)	—	—	—	(436)
Proceeds from sales of nuclear decommissioning trust fund securities	399	—	—	—	399
Proceeds from renewable energy grants	3	59	—	—	62
Proceeds from sale of assets, net	133	—	4	—	137
Equity investment in unconsolidated affiliate	(1)	(12)	(12)	—	(25)
Other	24	—	(2)	—	22
Net Cash Used by Investing Activities	(1,916)	(1,249)	(97)	1,000	(2,262)
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	—	1,000	(1,000)	—
Payment of dividends to preferred stockholders	—	—	(50)	—	(50)
Payment of intercompany dividends	(172)	(6)	—	178	—
Net (payments of)/receipts from acquired derivatives that include financing elements	(83)	15	—	—	(68)
Proceeds from issuance of long-term debt	42	2,105	1,018	—	3,165
Cash proceeds from sale of noncontrolling interest in subsidiary	—	347	—	—	347
Payment of debt issuance and hedging costs	—	(19)	(16)	—	(35)
Payments of short and long-term debt	—	(82)	(1,178)	—	(1,260)
Net Cash (Used)/Provided by Financing Activities	(213)	2,360	774	(822)	2,099
Effect of exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)
Net Increase/(Decrease) in Cash and Cash Equivalents	34	1,173	(225)	—	982
Cash and Cash Equivalents at Beginning of Period	44	85	976	—	1,105
Cash and Cash Equivalents at End of Period	$78	$1,258	$751	$—	$2,087

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$8,730	$381	$—	$(32)	$9,079
Operating Costs and Expenses
Cost of operations	6,489	277	—	(21)	6,745
Depreciation and amortization	843	40	13	—	896
Impairment losses	160	—	—	—	160
Selling, general and administrative	334	4	252	(4)	586
Development activity expenses	—	11	46	—	57
Total operating costs and expenses	7,826	332	311	(25)	8,444
Operating Income/(Loss)	904	49	(311)	(7)	635
Other Income
Equity in earnings/(losses) of consolidated subsidiaries	24	(7)	593	(610)	—
Equity in earnings of unconsolidated affiliates	10	25	—	—	35
Impairment charge on investment	(495)	—	—	—	(495)
Other income, net	2	13	4	—	19
Loss on debt extinguishment	—	—	(175)	—	(175)
Interest expense	(59)	(56)	(550)	—	(665)
Total other expense	(518)	(25)	(128)	(610)	(1,281)
Income/(Loss) Before Income Taxes	386	24	(439)	(617)	(646)
Income tax (benefit)/expense	(214)	7	(636)	—	(843)
Net Income attributable to NRG Energy, Inc	$600	$17	$197	$(617)	$197

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Income	$600	$17	$197	$(617)	$197
Other comprehensive income/(loss), net of tax
Unrealized loss on derivatives, net	(303)	(27)	(345)	366	(309)
Foreign currency translation adjustments, net	—	(2)	—	—	(2)
Available-for-sale securities, net	—	—	(1)	—	(1)
Defined benefit plan, net	(34)	—	(12)	—	(46)
Other comprehensive loss	(337)	(29)	(358)	366	(358)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	263	(12)	(161)	(251)	(161)
Dividends for preferred shares	—	—	9	—	9
Comprehensive income/(loss) available for common stockholders	$263	$(12)	$(170)	$(251)	$(170)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2011

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc.	Elimin-ations (a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	621	294	1,620	(1,369)	1,166
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	796	—	287	(1,083)	—
Investment in subsidiaries	—	(1,300)	—	1,300	—
Capital expenditures	(383)	(1,882)	(45)	—	(2,310)
Acquisition of business, net of cash acquired	—	(115)	(262)	—	(377)
Increase in restricted cash	(5)	(29)	(1)	—	(35)
Increase in restricted cash to support equity requirements for U.S. DOE funded projects	—	(162)	(53)	—	(215)
Decrease in notes receivable	—	12	—	—	12
Purchases of emission allowances, net of proceeds	(19)	—	—	—	(19)
Investments in nuclear decommissioning trust fund securities	(406)	—	—	—	(406)
Proceeds from sales of nuclear decommissioning trust fund securities	385	—	—	—	385
Proceeds from sale of assets, net	13	(6)	—	—	7
Equity investment in unconsolidated affiliates, net	(2)	(64)	—	—	(66)
Other	(2)	(8)	(13)	—	(23)
Net Cash Provided/(Used) by Investing Activities	377	(3,554)	(87)	217	(3,047)
Cash Flows from Financing Activities
(Payments of)/proceeds from intercompany loans	(1,112)	825	(796)	1,083	—
Payment of intercompany dividends	(65)	(4)	—	69	—
Payment for dividends to preferred stockholders	—	—	(9)	—	(9)
Payments for acquired derivatives including financing elements	(83)	—	—	—	(83)
Payment for treasury stock	—	—	(430)	—	(430)
Installment proceeds from sale of noncontrolling interest of subsidiary	—	29	—	—	29
Proceeds from issuance of common stock	—	—	2	—	2
Proceeds from issuance of long-term debt	138	1,290	4,796	—	6,224
Proceeds from issuance of term loan for funded letter of credit facility	—	1,300	—	—	1,300
Increase in restricted cash supporting funded letter of credit facility	—	—	(1,300)	—	(1,300)
Payment of debt issuance and hedging costs	—	(92)	(115)	—	(207)
Payments of short and long-term debt	—	(116)	(5,377)	—	(5,493)
Net Cash (Used)/Provided by Financing Activities	(1,122)	3,232	(3,229)	1,152	33
Effect of exchange rate changes on cash and cash equivalents	—	2	—	—	2
Net Decrease in Cash and Cash Equivalents	(124)	(26)	(1,696)	—	(1,846)
Cash and Cash Equivalents at Beginning of Period	168	111	2,672	—	2,951
Cash and Cash Equivalents at End of Period	$44	$85	$976	$—	$1,105

(a)	All significant intercompany transactions have been eliminated in consolidation.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Allowance for doubtful accounts, deducted from accounts receivable
Year Ended December 31, 2013	$32	$66	$—	$(58)	(a)	40
Year Ended December 31, 2012	23	46	—	(37)	(a)	32
Year Ended December 31, 2011	25	60	—	(62)	(a)	23
Income tax valuation allowance, deducted from deferred tax assets
Year Ended December 31, 2013	$191	$32	$68	$—		291
Year Ended December 31, 2012	83	5	103	—		191
Year Ended December 31, 2011	191	(63)	(45)	—		83

(a)	Represents principally net amounts charged as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ DAVID W. CRANE

David W. Crane Chief Executive Officer

Date: September 10, 2014

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
Incorporated herein by reference to the Registrant's current report on Form 8-K filed on September 24, 2012.

10.49*	NRG 2010 Stock Plan for GenOn Employees	Incorporated herein by reference to Exhibit 10.49 to the Registrant’s annual report on Form 10-K filed on February 27, 2013.
10.50
Revolving Credit Agreement among GenOn Energy, Inc., as Borrower, GenOn Americas, Inc., as Borrower, the several lenders from time to time parties hereto, and NRG Energy, Inc., as Administrative Agent, dated as of December 14, 2012.
Incorporated herein by reference to Exhibit 10.50 to the Registrant’s annual report on Form 10-K filed on February 27, 2013.
10.51	First Amendment Agreement, dated as of February 6, 2013, to the Amended and Restated Credit Agreement and the Second Amended and Restated Collateral Trust Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 7, 2013.
10.52	Second Amendment Agreement, dated as of June 4, 2013, to the Amended and Restated Credit Agreement and the Second Amended and Restated Collateral Trust Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 10, 2013.
10.53*	NRG Energy, Inc. Long-Term Incentive Plan Market Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.53 to the Registrant’s annual report on Form 10-K filed on February 28, 2014.
10.54*	NRG Energy, Inc. 2010 Stock Plan For GenOn Employees Market Stock Unit Agreement	Incorporated herein by reference to Exhibit 10.54 to the Registrant’s annual report on Form 10-K filed on February 28, 2014.
12.1	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges.	Incorporated herein by reference to Exhibit 12.1 to the Registrant’s annual report on Form 10-K filed on February 28, 2014.
12.2	NRG Energy, Inc. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Incorporated herein by reference to Exhibit 12.2 to the Registrant’s annual report on Form 10-K filed on February 28, 2014.
21.1	Subsidiaries of NRG Energy. Inc.	Incorporated herein by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed on February 28, 2014.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

*	Exhibit relates to compensation arrangements.
†
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.