Form 10-Q
period 2015-03-31
NRG ENERGY, INC.
filed 2015-05-08
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2015

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
Yes ☐       No ☒
As of April 30, 2015, there were 333,494,559 shares of common stock outstanding, par value $0.01 per share.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors Related to NRG Energy, Inc., in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and the following:

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

•	NRG's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of commodities markets;

•
Government regulation, including compliance with regulatory requirements and changes in market rules, rates, tariffs and environmental laws and increased regulation of carbon dioxide and other GHG emissions;

•	Price mitigation strategies and other market rules employed by ISOs or RTOs that result in a failure to adequately compensate NRG's generation units for all of their costs;

•	NRG's ability to borrow additional funds and access capital markets, as well as NRG's substantial indebtedness and the possibility that NRG may incur additional indebtedness going forward;

•	NRG's ability to receive loan guarantees or cash grants to support development projects;

•
Operating and financial restrictions placed on NRG and its subsidiaries that are contained in the indentures governing NRG's outstanding notes, in NRG's Senior Credit Facility, and in debt and other agreements of certain of NRG subsidiaries and project affiliates generally;

•
Cyber terrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss and the possibility that NRG may not have adequate insurance to cover losses resulting from such hazards or the inability of NRG's insurers to provide agreed upon coverage;

•	NRG's ability to develop and build new power generation facilities, including new renewable projects;

•	NRG's ability to implement its strategy;

•	NRG's ability to sell assets to NRG Yield, Inc. and to close drop-down transactions;

•	NRG's ability to achieve its strategy of regularly returning capital to stockholders;

•	NRG's ability to obtain and maintain retail market share;

•	NRG's ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives;

•	NRG's ability to successfully integrate, realize cost savings and manage any acquired businesses; and

•	NRG's ability to develop and maintain successful partnering relationships.
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2014 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2014
Alta Wind Assets	Seven wind facilities that total 947 MWs located in Tehachapi, California and a portfolio of land leases
Ameren	AmerenEnergy Resources Generating Company
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative U.S. GAAP
ASU	Accounting Standards Updates which reflect updates to the ASC
B2B	Business-to-business, which includes demand response, commodity sales, energy efficiency and energy management services
BACT	Best Available Control Technology
BTU	British Thermal Unit
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAA	Clean Air Act
CAFD	Cash Available For Distribution
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Capital Allocation Program	NRG's plan of allocating capital between debt reduction, reinvestment in the business, investment in acquisition opportunities, share repurchases and shareholder dividends
CCF	Carbon Capture Facility
CCPI	Clean Coal Power Initiative
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
CO2	Carbon Dioxide
COD	Commercial Operations Date
ComEd	Commonwealth Edison
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Discrete Customers	Customers measured by unit sales of one-time products or services, such as connected home thermostats, portable solar products and portable battery solutions
Distributed Solar	Solar power projects that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid
Dominion	Dominion Resources, Inc.
EME	Edison Mission Energy
Energy Plus Holdings	Energy Plus Holdings LLC and Energy Plus Natural Gas LLC
EPA	U.S. Environmental Protection Agency
EPSA	Electric Power Supply Association
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

FPA	Federal Power Act
GEM	GenOn Energy Management, LLC
GenConn	GenConn Energy LLC
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $850 million outstanding unsecured senior notes consisting of $450 million of 8.50% senior notes due 2021 and $400 million of 9.125% senior notes due 2031
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
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

High Desert	TA - High Desert, LLC
IL CPS	Illinois Combined Pollutant Standard
IPPNY	Independent Power Producers of New York
ISO	Independent System Operator
JX Nippon	JX Nippon Oil Exploration (EOR) Limited
Kansas South	NRG Solar Kansas South LLC
kV	Kilovolts
kWh	Kilowatt-hours
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG Long-Term Incentive Plan and the NRG GenOn Long-Term Incentive Plan
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass	Residential and Small Business
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDE	Maryland Department of the Environment
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatt
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWh or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NEXI	Nippon Export and Investment Insurance
NOL	Net Operating Loss

NOV	Notice of Violation
NOx	Nitrogen Oxide
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG Yield	Reporting segment that includes the projects held by NRG Yield, Inc.
NRG Yield, Inc.	NRG Yield, Inc., the owner of 44.7% of NRG Yield LLC with a controlling interest, and issuer of publicly held shares of Class A common stock
NSPS	New Source Performance Standards
NSR	New Source Review
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2
NYAG	State of New York Office of Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income
PADEP	Pennsylvania Department of Environmental Protection
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas and Electric Company
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PJM	PJM Interconnection, LLC
PM	Particulate Matter
POJO	Powerton and Joliet
PPA	Power Purchase Agreement
PPTA	Power Purchase Tolling Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Recurring Customers	Customers that subscribe to one or more recurring services, such as electricity, natural gas and protection products, the majority of which are retail electricity customers in Texas and the Northeast
REMA	NRG REMA LLC (formerly known as GenOn REMA, LLC)
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility, generally to achieve a substantial emissions reduction, increase facility capacity, and improve system efficiency

Revolving Credit Facility	The Company's $2.5 billion revolving credit facility due 2018, a component of the Senior Credit Facility
RFP	Request For Proposal
RGGI	Regional Greenhouse Gas Initiative
Right of First Offer Agreement	Right of First Offer Agreement by and between NRG Energy, Inc. and NRG Yield, Inc.
RSSA	Reliability Support Services Agreement
RTO	Regional Transmission Organization
Sabine	Sabine Cogen, L.P.
SDG&E	San Diego Gas & Electric
Senior Credit Facility	NRG's senior secured facility, comprised of the Term Loan Facility and the Revolving Credit Facility

Senior Notes
The Company’s $6.4 billion outstanding unsecured senior notes, consisting of $1.1 billion of 7.625% senior notes due 2018, $1.1 billion of 8.25% senior notes due 2020, $1.1 billion of 7.875% senior notes due 2021, $1.1 billion of 6.25% senior notes due 2022, $990 million of 6.625% senior notes due 2023, and $1.0 billion of 6.25% senior notes due 2024

SO2	Sulfur Dioxide
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
SunPower	SunPower Corporation, Systems
Taloga	Taloga Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Taloga project
Term Loan Facility	The Company's $2.0 billion term loan facility due 2018, a component of the Senior Credit Facility
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

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In millions, except for per share amounts)	2015	2014
Operating Revenues
Total operating revenues	$3,826	$3,486
Operating Costs and Expenses
Cost of operations	3,062	2,737
Depreciation and amortization	395	335
Selling, general and administrative	263	222
Acquisition-related transaction and integration costs	10	12
Development activity expenses	34	19
Total operating costs and expenses	3,764	3,325
Gain on postretirement benefits curtailment and sale of assets	14	19
Operating Income	76	180
Other Income/(Expense)
Equity in (loss)/earnings of unconsolidated affiliates	(3)	7
Other income, net	19	11
Loss on debt extinguishment	—	(41)
Interest expense	(301)	(255)
Total other expense	(285)	(278)
Loss Before Income Taxes	(209)	(98)
Income tax benefit	(73)	(31)
Net Loss	(136)	(67)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(16)	(11)
Net Loss Attributable to NRG Energy, Inc.	(120)	(56)
Dividends for preferred shares	5	2
Loss Available for Common Stockholders	$(125)	$(58)
Loss per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic and diluted	336	324
Loss per Weighted Average Common Share — Basic and Diluted	$(0.37)	$(0.18)
Dividends Per Common Share	$0.15	$0.12
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Net Loss	$(136)	$(67)
Other Comprehensive (Loss)/Income, net of tax
Unrealized loss on derivatives, net of income tax benefit of $6 and $3	(12)	(9)
Foreign currency translation adjustments, net of income tax (benefit)/expense of $(7) and $2	(11)	6
Available-for-sale securities, net of income tax (benefit)/expense of $(4) and $2	(1)	6
Defined benefit plans, net of tax expense of $4 and $0	7	2
Other comprehensive (loss)/income	(17)	5
Comprehensive Loss	(153)	(62)
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(29)	(15)
Comprehensive Loss Attributable to NRG Energy, Inc.	(124)	(47)
Dividends for preferred shares	5	2
Comprehensive Loss Available for Common Stockholders	$(129)	$(49)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In millions, except shares)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,164	$2,116
Funds deposited by counterparties	68	72
Restricted cash	443	457
Accounts receivable — trade, less allowance for doubtful accounts of $21 and $23	1,179	1,322
Inventory	1,109	1,247
Derivative instruments	2,029	2,425
Cash collateral paid in support of energy risk management activities	400	187
Deferred income taxes	188	174
Renewable energy grant receivable, net	68	135
Prepayments and other current assets	474	447
Total current assets	8,122	8,582
Property, plant and equipment, net of accumulated depreciation of $8,261 and $7,890	22,276	22,367
Other Assets
Equity investments in affiliates	772	771
Notes receivable, less current portion	67	72
Goodwill	2,520	2,574
Intangible assets, net of accumulated amortization of $1,511 and $1,402	2,491	2,567
Nuclear decommissioning trust fund	586	585
Derivative instruments	591	480
Deferred income taxes	1,484	1,406
Non-current assets held-for-sale	17	17
Other non-current assets	1,404	1,244
Total other assets	9,932	9,716
Total Assets	$40,330	$40,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$465	$474
Accounts payable	1,045	1,060
Derivative instruments	1,884	2,054
Cash collateral received in support of energy risk management activities	68	72
Accrued expenses and other current liabilities	1,047	1,199
Total current liabilities	4,509	4,859
Other Liabilities
Long-term debt and capital leases	20,050	19,900
Nuclear decommissioning reserve	314	310
Nuclear decommissioning trust liability	328	333
Deferred income taxes	20	21
Derivative instruments	650	438
Out-of-market contracts, net of accumulated amortization of $585 and $562	1,221	1,244
Other non-current liabilities	1,549	1,574
Total non-current liabilities	24,132	23,820
Total Liabilities	28,641	28,679
2.822% convertible perpetual preferred stock	293	291
Redeemable noncontrolling interest in subsidiaries	19	19
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	8,362	8,327
Retained earnings	3,413	3,588
Less treasury stock, at cost — 81,865,411 and 78,843,552 shares, respectively	(2,059)	(1,983)
Accumulated other comprehensive loss	(191)	(174)
Noncontrolling interest	1,848	1,914
Total Stockholders’ Equity	11,377	11,676
Total Liabilities and Stockholders’ Equity	$40,330	$40,665
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net loss	$(136)	$(67)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	32	(2)
Depreciation and amortization	395	335
Provision for bad debts	15	21
Amortization of nuclear fuel	13	11
Amortization of financing costs and debt discount/premiums	(4)	(5)
Adjustment for debt extinguishment	—	19
Amortization of intangibles and out-of-market contracts	19	13
Amortization of unearned equity compensation	11	8
Changes in deferred income taxes and liability for uncertain tax benefits	(83)	(111)
Changes in nuclear decommissioning trust liability	(3)	5
Changes in derivative instruments	261	525
Changes in collateral deposits supporting energy risk management activities	(213)	(407)
Gain on postretirement benefits curtailment and sale of assets	(14)	(19)
Cash used by changes in other working capital	(33)	65
Net Cash Provided by Operating Activities	260	391
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(1)	(218)
Capital expenditures	(252)	(237)
(Increase)/decrease in restricted cash, net	(11)	3
Decrease in restricted cash to support equity requirements for U.S. DOE funded projects	25	56
Decrease in notes receivable	5	1
Investments in nuclear decommissioning trust fund securities	(193)	(188)
Proceeds from the sale of nuclear decommissioning trust fund securities	196	183
Proceeds from renewable energy grants and state rebates	2	387
Proceeds from sale of assets, net of cash disposed of	—	77
Cash proceeds to fund cash grant bridge loan payment	—	57
Other	(41)	3
Net Cash (Used)/Provided by Investing Activities	(270)	124
Cash Flows from Financing Activities
Payment of dividends to common and preferred stockholders	(51)	(41)
Payment for treasury stock	(79)	—
Net receipts from/(payments for) settlement of acquired derivatives that include financing elements	40	(223)
Proceeds from issuance of long-term debt	248	1,564
Contributions to, net of distributions from, noncontrolling interest in subsidiaries	(25)	9
Proceeds from issuance of common stock	1	3
Payment of debt issuance costs	—	(23)
Payments for short and long-term debt	(94)	(873)
Net Cash Provided by Financing Activities	40	416
Effect of exchange rate changes on cash and cash equivalents	18	2
Net Increase in Cash and Cash Equivalents	48	933
Cash and Cash Equivalents at Beginning of Period	2,116	2,254
Cash and Cash Equivalents at End of Period	$2,164	$3,187
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
NRG Energy, Inc., or NRG or the Company, is a competitive power company, which produces, sells and delivers energy and energy products and services in major competitive power markets primarily in the U.S. while positioning itself as a leader in the way residential, industrial and commercial consumers think about and use energy products and services. NRG is responding to a consumer-driven change to the U.S. energy industry by offering cleaner, smarter and ultimately more portable energy while enabling personal energy choice, building on the strength of one of the nation’s largest and most diverse competitive power generation portfolios. The Company owns and operates approximately 51,000 MWs of generation; engages in the trading of wholesale energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products and services to retail customers under the name “NRG” and various other retail brand names owned by NRG.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the SEC's regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the consolidated financial statements in the Company's 2014 Form 10-K. Interim results are not necessarily indicative of results for a full year.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of March 31, 2015, and the results of operations, comprehensive income/(loss) and cash flows for the three months ended March 31, 2015, and 2014.
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
Note 2 — Summary of Significant Accounting Policies
Other Cash Flow Information
NRG’s investing activities exclude capital expenditures of $40 million which were accrued and unpaid at March 31, 2015.
Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2014	$1,914
Sale of assets to NRG Yield, Inc.	(27)
Distributions to noncontrolling interest	(24)
Non-cash increase to noncontrolling interest	14
Comprehensive loss attributable to noncontrolling interest	(29)
Balance as of March 31, 2015	$1,848

NRG RPV Holdco 1 LLC
In April 2015, NRG and NRG Yield, Inc. announced the formation of a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years which NRG Yield, Inc. invested $26 million in April 2015; (ii) an in-development, tax equity financed portfolio of between 6,000 to 7,000 leases across at least 10 states representing approximately 48 MW with a lease term of 20 years; and (iii) an in-development tax equity financed portfolio of 5,500 to 6,500 leases representing approximately 42 MW with a lease term of 20 years. As part of the agreement, NRG will periodically monetize its residential leases through equity investments by NRG Yield, Inc. in NRG RPV Holdco 1 LLC. NRG will retain a 5% residual economic interest in the portfolio and act as managing member of the partnership. Allocations of income and cash will be 5% to NRG and 95% to NRG Yield, Inc. over the contracted life of the investments. Once NRG Yield, Inc. reaches its expected return on its investment, which is expected to be achieved consistent with the expiry of the remaining lease term, allocations of income and cash thereafter will be 95% to NRG and 5% to NRG Yield, Inc. NRG also has an option to purchase NRG Yield, Inc.'s interest at fair value after the flip date occurs. NRG Yield, Inc. has committed to invest up to an additional $150 million of cash contributions into the partnership over time, excluding the $26 million noted above.
Redeemable Noncontrolling Interest in Subsidiaries
Redeemable noncontrolling interest in subsidiaries represents third-party interests in the net assets under certain arrangements that the Company has entered into to finance the cost of solar energy systems under operating leases and wind facilities eligible for certain tax credits.  To the extent that the third-party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. During the three months ended March 31, 2015, changes in redeemable noncontrolling interest were immaterial and resulted from contributions from and allocated losses attributable to redeemable noncontrolling interests. As of March 31, 2015 and December 31, 2014, the Company's redeemable noncontrolling interest balance was $19 million.
Gain on Postretirement Benefits Curtailment
During the first quarter of 2015, the Company recognized a gain of $14 million related to the curtailment of certain of the Company's postretirement plans.
Recent Accounting Developments
ASU 2015-03 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. The guidance in ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company's balance sheets on a gross basis and will have no impact on net assets.
ASU 2015-02 — In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.

ASU 2014-16 — In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, or ASU No. 2014-16. The amendments of ASU No. 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position.
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
Note 3 — Business Acquisitions and Dispositions
The Company has completed the following business acquisitions and dispositions that are material to the Company's financial statements:
2015 Dispositions
Sale of Assets to NRG Yield, Inc.
On January 2, 2015, the Company sold the following facilities to NRG Yield, Inc.: Walnut Creek, the Tapestry projects (Buffalo Bear, Pinnacle and Taloga) and Laredo Ridge. NRG Yield, Inc. paid total cash consideration of $489 million, including $9 million of working capital adjustments, plus assumed project level debt of $737 million. The sale was recorded as a transfer of entities under common control and the related assets were transferred at carrying value of $405 million.

2014 Acquisitions and Dispositions
Sale of Sabine
On December 2, 2014, the Company, through its subsidiaries GenOn Sabine (Delaware), Inc. and GenOn Sabine (Texas), Inc., completed the sale of its 50% interest in Sabine to Bayou Power, LLC, an affiliate of Rockland Capital, LLC. Sabine owns a 105 MW natural gas-fired cogeneration facility located in Texas. The Company received cash consideration of $35 million at closing. A gain of $18 million was recognized as a result of the transaction and recorded as a gain on sale of equity-method investments within the Company's consolidated statements of operations.
Acquisition of Alta Wind
On August 12, 2014, NRG Yield, Inc., through its subsidiary Yield Operating, completed the acquisition of 100% of the membership interests of Alta Wind Asset Management Holdings, LLC, Alta Wind Company, LLC, Alta Wind X Holding Company, LLC, and Alta Wind XI Holding Company, LLC, which collectively own seven wind facilities that total 947 MWs located in Tehachapi, California and a portfolio of land leases, or the Alta Wind Assets. Power generated by the Alta Wind facilities is sold to Southern California Edison under long-term power purchase agreements, with 21 years of remaining contract life for Alta I-V. The Alta X and XI power purchase agreements begin in 2016 with a term of 22 years and currently sell energy and renewable energy credits on a merchant basis.
The purchase price of the Alta Wind Assets was $923 million, which was comprised of purchase price of $870 million and $53 million paid for working capital balances. In order to fund the purchase price of the acquisition, NRG Yield, Inc. issued 12,075,000 shares of its Class A common stock on July 29, 2014, for net proceeds of $630 million. In addition, on August 5, 2014, Yield Operating issued $500 million in aggregate principal amount at par of 5.375% senior notes due August 2024. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, and commenced on February 15, 2015. The notes are senior unsecured obligations of Yield Operating and are guaranteed by NRG Yield LLC, Yield Operating’s parent company, and by certain of Yield Operating’s wholly owned subsidiaries.

The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2014, as well as adjustments made through March 31, 2015. The purchase price of $923 million was provisionally allocated as follows:

	Acquisition Date Fair Value at December 31, 2014	Measurement period adjustments	Revised Acquisition Date
	(In millions)
Assets
Cash	$22	$—	$22
Current and non-current assets	49	(2)	47
Property, plant and equipment	1,304	6	1,310
Intangible assets	1,177	(6)	1,171
Total assets acquired	2,552	(2)	2,550

Liabilities
Debt	1,591	—	1,591
Current and non-current liabilities	38	(2)	36
Total liabilities assumed	1,629	(2)	1,627
Net assets acquired	$923	$—	$923
Disposition of 50% Interest in Petra Nova Parish Holdings LLC
On July 3, 2014, the Company, through its wholly owned subsidiary Petra Nova Holdings LLC, sold 50% of its interest in Petra Nova Parish Holdings LLC to JX Nippon Oil Exploration (EOR) Limited, JX Nippon, a wholly owned subsidiary of JX Nippon Oil & Gas Exploration Corporation.  As a result of the sale, the Company no longer has a controlling interest in and has deconsolidated Petra Nova Parish Holdings LLC as of the date of the sale. On July 7, 2014, the Company made its initial capital contribution into the partnership of $35 million, which was funded with a portion of the sale proceeds of $76 million. On March 3, 2014, Petra Nova CCS I LLC, a wholly owned subsidiary of Petra Nova Parish Holdings LLC, entered into a fixed-price agreement to build and operate a CCF at the W.A. Parish facility with a consortium of Mitsubishi Heavy Industries America, Inc. and TIC - The Industrial Company.  Notice to proceed for the construction on the CCF was issued on July 15, 2014, and commercial operation is expected in late 2016.
Petra Nova Parish Holdings LLC also owns a 75 MW peaking unit at W.A. Parish, which achieved commercial operations on June 26, 2013. The peaking unit will be converted into a cogeneration facility to provide power and steam to the CCF.  The project is being financed by: (i) up to $167 million from a U.S. DOE CCPI grant, (ii) $250 million in loans provided by the Japan Bank for International Cooperation and Mizuho Bank, Ltd., and (iii) approximately $300 million in equity contributions from each of the Company and JX Nippon. NRG’s contribution will include investments already made during the development of the project.
Sale of Assets to NRG Yield, Inc.
On June 30, 2014, the Company sold the following facilities to NRG Yield, Inc.: High Desert, Kansas South, and El Segundo Energy Center. NRG Yield, Inc. paid total cash consideration of $357 million, which represents a base purchase price of $349 million and $8 million of working capital adjustments, plus assumed project level debt of approximately $612 million. The sale was recorded as a transfer of entities under common control and the related assets were transferred at carrying value of $236 million.

Acquisition of Dominion's Competitive Electric Retail Business
On March 31, 2014, the Company acquired the competitive retail electricity business of Dominion. The acquisition of Dominion's competitive retail electricity business increased NRG’s retail portfolio by approximately 540,000 customers in the aggregate by the end of 2014. The acquisition supports NRG's ongoing efforts to expand the Company's retail footprint in the Northeast and to grow its retail position in Texas. The Company paid approximately $192 million as cash consideration for the acquisition, including $165 million of purchase price and $27 million paid for working capital balances, which was funded by cash on hand. The purchase price was allocated to the following: $40 million to accounts receivable-trade, $64 million to customer relationships, $9 million to trade names, $14 million to current assets, $21 million to derivative assets, $47 million to current and non-current liabilities, and goodwill of $91 million of which $8 million is deductible for U.S. income tax purposes in future periods. The factors that resulted in goodwill arising from the acquisition include the revenues associated with new customers in new regions and through the synergies associated with combining a new retail business with the Company's existing retail and generation assets. The assets acquired and liabilities assumed are included within the NRG Home Retail segment. The accounting for the Dominion acquisition was completed as of March 30, 2015, at which point the provisional fair values became final with no material changes.
EME Acquisition
On April 1, 2014, the Company acquired substantially all of the assets of EME.  EME, through its subsidiaries and affiliates, owned or leased and operated a portfolio of approximately 8,000 MW consisting of wind energy facilities and coal- and gas-fired generating facilities. The Company paid an aggregate purchase price of $3.5 billion, which was funded through the issuance of 12,671,977 shares of NRG common stock on April 1, 2014, the issuance of $700 million in newly-issued corporate debt and cash on hand. The Company also assumed non-recourse debt of approximately $1.2 billion.
In connection with the transaction, NRG agreed to certain conditions with the parties to the POJO sale-leaseback transaction subject to which an NRG subsidiary assumed the POJO leveraged leases and NRG guaranteed the remaining payments under each lease, which total $405 million through 2034. In connection with this agreement, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with environmental regulations, as discussed further in Note 15, Environmental Matters.
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The accounting for the EME acquisition was completed as of March 31, 2015, at which point the fair values became final. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2014, as well as adjustments made through March 31, 2015, when the allocation became final. Measurement period adjustments primarily reflect the tax impact of the acquisition date fair values and final estimates for asset retirement obligations. The purchase price of $3.5 billion was allocated as follows:

	Acquisition Date Fair Value at December 31, 2014	Measurement period adjustments	Revised Acquisition Date
	(In millions)
Assets
Cash	$1,422	$—	$1,422
Current assets	724	72	796
Property, plant and equipment	2,438	(3)	2,435
Intangible assets	172	—	172
Goodwill	334	(56)	278
Non-current assets	773	—	773
Total assets acquired	5,863	13	5,876

Liabilities
Current and non-current liabilities	629	13	642
Out-of-market contracts and leases	159	—	159
Long-term debt	1,249	—	1,249
Total liabilities assumed	2,037	13	2,050
Less: noncontrolling interest	352	—	352
Net assets acquired	$3,474	$—	$3,474

Note 4 — Fair Value of Financial Instruments
This footnote should be read in conjunction with the complete description under Note 4, Fair Value of Financial Instruments, to the Company's 2014 Form 10-K.
For cash and cash equivalents, funds deposited by counterparties, accounts and other receivables, accounts payable, restricted cash, and cash collateral paid and received in support of energy risk management activities, the carrying amount approximates fair value because of the short-term maturity of those instruments and are classified as Level 1 within the fair value hierarchy.
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$86	$86	$91	$91
Liabilities:
Long-term debt, including current portion	$20,509	$20,679	$20,366	$20,361
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non publicly-traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy.
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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2015
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$18	$18
Available-for-sale securities	24	—	—	24
Other (a)	20	—	11	31
Nuclear trust fund investments:
Cash and cash equivalents	5	—	—	5
U.S. government and federal agency obligations	50	3	—	53
Federal agency mortgage-backed securities	—	71	—	71
Commercial mortgage-backed securities	—	24	—	24
Corporate debt securities	—	84	—	84
Equity securities	293	—	54	347
Foreign government fixed income securities	—	2	—	2
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	998	1,358	264	2,620
Total assets	$1,391	$1,542	$347	$3,280
Derivative liabilities:
Commodity contracts	$964	$1,142	$230	$2,336
Interest rate contracts	—	198	—	198
Total liabilities	$964	$1,340	$230	$2,534
(a) Consists primarily of mutual funds held in a Rabbi Trust for non-qualified deferred compensation plans for certain former employees and a total return swap that does not meet the definition of a derivative.

	As of December 31, 2014
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
There were no transfers during the three months ended March 31, 2015, and 2014 between Levels 1 and 2. The following tables reconcile, for the three months ended March 31, 2015, and 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2015
(In millions)	Debt Securities	Other	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$18	$11	$52	$80	$161
Total gains/(losses) — realized/unrealized:
Included in earnings	—	—	—	(55)	(55)
Included in nuclear decommissioning obligation	—	—	2	—	2
Purchases	—	—	—	(4)	(4)
Transfers into Level 3 (b)	—	—	—	15	15
Transfers out of Level 3 (b)	—	—	—	(2)	(2)
Ending balance as of March 31, 2015	$18	$11	$54	$34	$117
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2015	$—	$—	$—	(20)	$(20)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended March 31, 2014
(In millions)	Debt Securities	Other	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$16	$10	$56	$13	$95
Total gains/(losses) — realized/unrealized:
Included in earnings	—	1	—	16	17
Included in OCI	2	—	—	—	2
Purchases	—	—	—	(21)	(21)
Contracts acquired in Dominion acquisition	—	—	—	3	3
Transfers into Level 3 (b)	—	—	—	18	18
Transfers out of Level 3 (b)	—	—	—	(6)	(6)
Ending balance as of March 31, 2014	$18	$11	$56	$23	$108
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2014	—	—	—	19	19

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers in/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.
Realized and unrealized gains and losses included in earnings that are related to energy derivatives are recorded in operating revenues and cost of operations.
Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of March 31, 2015, contracts valued with prices provided by models and other valuation techniques make up 10% of the total derivative assets and 9% of the total derivative liabilities.
The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk which is calculated based on published default probabilities. As of March 31, 2015, the credit reserve resulted in a $5 million increase in fair value which is composed of a $3 million gain in OCI and a $2 million gain in operating revenue and cost of operations. As of March 31, 2014, the credit reserve was not a material amount.
Concentration of Credit Risk
In addition to the credit risk discussion as disclosed in Note 2, Summary of Significant Accounting Policies, to the Company's 2014 Form 10-K, the following is a discussion of the concentration of credit risk for the Company's contractual obligations. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. NRG is exposed to counterparty credit risk through various activities including wholesale sales, fuel purchases and retail supply arrangements, and retail customer credit risk through its retail load activities.

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2014 Form 10-K. As of March 31, 2015, counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $842 million and NRG held collateral (cash and letters of credit) against those positions of $84 million, resulting in a net exposure of $763 million. Approximately 91% of the Company's exposure before collateral is expected to roll off by the end of 2016. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a)
Category	(% of Total)
Financial institutions	48%
Utilities, energy merchants, marketers and other	32
ISOs	20
Total as of March 31, 2015	100%

Net Exposure (a)
Category	(% of Total)
Investment grade	96%
Non-rated (b)	2
Non-investment grade	2
Total as of March 31, 2015	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, a significant portion are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $290 million as of March 31, 2015. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, Gulf Coast load obligations, wind and solar PPAs, and a coal supply agreement. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates its credit exposure for these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of March 31, 2015, aggregate credit risk exposure managed by NRG to these counterparties was approximately $3.3 billion, including $2.3 billion related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long-term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations and other technology and market factors, which NRG is unable to predict. In the case of the coal supply agreement, NRG holds a lien against the underlying asset which significantly reduces the risk of loss.
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
As of March 31, 2015, the Company believes its retail customer credit exposure was diversified across many customers and various industries, as well as government entities.

Note 5 — Nuclear Decommissioning Trust Fund
This footnote should be read in conjunction with the complete description under Note 6, Nuclear Decommissioning Trust Fund, to the Company's 2014 Form 10-K.
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

	As of March 31, 2015				As of December 31, 2014
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$5	$—	$—	—	$14	$—	$—	—
U.S. government and federal agency obligations	53	3	—	10	47	2	—	11
Federal agency mortgage-backed securities	71	2	—	24	74	2	—	25
Commercial mortgage-backed securities	24	—	1	30	25	—	1	30
Corporate debt securities	84	2	—	10	78	2	1	11
Equity securities	347	211	—	—	344	211	—	—
Foreign government fixed income securities	2	—	—	15	3	1	—	16
Total	$586	$218	$1		$585	$218	$2
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Three months ended March 31,
	2015	2014
	(In millions)
Realized gains	$6	$3
Realized losses	2	1
Proceeds from sale of securities	196	183

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2014 Form 10-K.
Energy-Related Commodities
As of March 31, 2015, NRG had energy-related derivative instruments extending through 2024. The Company voluntarily de-designated all remaining commodity cash flow hedges as of January 1, 2014, and prospectively marked these derivatives to market through the income statement.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable and fixed rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of March 31, 2015, the Company had interest rate derivative instruments on non-recourse debt extending through 2032, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception as of March 31, 2015, and December 31, 2014. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		March 31, 2015	December 31, 2014
Category	Units	(In millions)
Emissions	Short Ton	4	2
Coal	Short Ton	48	57
Natural Gas	MMBtu	(35)	(58)
Oil	Barrel	1	1
Power	MWh	(52)	(56)
Capacity	MW/Day	(1)	—
Interest	Dollars	$3,399	$3,440
Equity	Shares	2	2

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Derivatives designated as cash flow hedges:
Interest rate contracts current	$—	$—	$51	$55
Interest rate contracts long-term	—	2	97	74
Commodity contracts current	—	—	—	—
Commodity contracts long-term	—	—	—	—
Total derivatives designated as cash flow hedges	—	2	148	129
Derivatives not designated as cash flow hedges:
Interest rate contracts current	—	—	9	8
Interest rate contracts long-term	—	—	41	28
Commodity contracts current	2,029	2,425	1,824	1,991
Commodity contracts long-term	591	477	512	336
Equity contracts long-term	—	1	—	—
Total derivatives not designated as cash flow hedges	2,620	2,903	2,386	2,363
Total derivatives	$2,620	$2,905	$2,534	$2,492

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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of March 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$2,620	$(2,092)	$(64)	$464
Derivative liabilities	(2,336)	2,092	55	(189)
Total commodity contracts	284	—	(9)	275
Interest rate contracts:
Derivative liabilities	(198)	—	—	(198)
Total derivative instruments	$86	$—	$(9)	$77

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2014	(In millions)
Commodity contracts:
Derivative assets	$2,902	$(2,155)	$(72)	$675
Derivative liabilities	(2,327)	2,155	27	(145)
Total commodity contracts	575	—	(45)	530
Interest rate contracts:
Derivative assets	2	(2)	—	—
Derivative liabilities	(165)	2	—	(163)
Total interest rate contracts	(163)	—	—	(163)
Equity contracts:
Derivative assets	1	—	—	1
Total derivative instruments	$413	$—	$(45)	$368
Accumulated Other Comprehensive Loss
The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Three months ended March 31, 2015
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$(1)	$(67)	$(68)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	—	2	2
Mark-to-market of cash flow hedge accounting contracts	—	(18)	(18)
Accumulated OCI ending balance, net of $50 tax	$(1)	$(83)	$(84)
Losses expected to be realized from OCI during the next 12 months, net of $7 tax	$(1)	$(13)	$(14)

	Three months ended March 31, 2014
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$(1)	$(22)	$(23)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	—	(1)	(1)
Mark-to-market of cash flow hedge accounting contracts	—	(8)	(8)
Accumulated OCI ending balance, net of $17 tax	$(1)	$(31)	$(32)
Losses expected to be realized from OCI during the next 12 months, net of $7 tax	$(1)	$(13)	$(14)
Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to operating revenue for commodity contracts and interest expense for interest rate contracts. There was no ineffectiveness for the three months ended March 31, 2015 and 2014.
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

	Three months ended March 31,
	2015	2014
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(114)	$3
Reversal of acquired gain positions related to economic hedges	(26)	(78)
Net unrealized losses on open positions related to economic hedges	(138)	(193)
Total unrealized mark-to-market losses for economic hedging activities	(278)	(268)
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(21)	—
Reversal of acquired gain positions related to trading activity	(7)	(1)
Net unrealized gains on open positions related to trading activity	6	16
Total unrealized mark-to-market (losses)/gains for trading activity	(22)	15
Total unrealized losses	$(300)	$(253)

	Three months ended March 31,
	2015	2014
	(In millions)
Unrealized losses included in operating revenues	$(109)	$(316)
Unrealized (losses)/gains included in cost of operations	(191)	63
Total impact to statement of operations — energy commodities	$(300)	$(253)
Total impact to statement of operations — interest rate contracts	$(14)	$(4)
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the three months ended March 31, 2015, the $138 million unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward purchases of coal due to decreases in coal prices.

For the three months ended March 31, 2014, the $193 million unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward sales of natural gas and electricity due to an increase in forward natural gas and power prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or requires the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of March 31, 2015, was $131 million. The collateral required for contracts with credit rating contingent features as of March 31, 2015, was $39 million. The Company is also a party to certain marginable agreements where NRG has a net liability position, but the counterparty has not called for the collateral due, which was approximately $8 million as of March 31, 2015.
See Note 4, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 7 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2014 Form 10-K. Long-term debt and capital leases consisted of the following:

(In millions, except rates)	March 31, 2015	December 31, 2014	Current interest rate % (a)

Recourse debt:
Senior notes, due 2018	$1,130	$1,130	7.625
Senior notes, due 2020	1,063	1,063	8.250
Senior notes, due 2021	1,128	1,128	7.875
Senior notes, due 2022	1,100	1,100	6.250
Senior notes, due 2023	990	990	6.625
Senior notes, due 2024	1,000	1,000	6.250
Term loan facility, due 2018	1,978	1,983	L+2.00
Tax-exempt bonds	434	406	4.125 - 6.00
Subtotal NRG recourse debt	8,823	8,800
Non-recourse debt:
GenOn senior notes	2,121	2,133	7.875 - 9.875
GenOn Americas Generation senior notes	926	929	8.500 - 9.125
GenOn Other	60	60	various
Subtotal GenOn debt (non-recourse to NRG)	3,107	3,122
NRG Yield Operating LLC Senior Notes, due 2024	500	500	5.375
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019	195	—	L+2.25
NRG Yield, Inc. Convertible Senior Notes, due 2019	327	326	3.500
NRG West Holdings LLC, due 2023 (El Segundo Energy Center)	484	506	L+2.25 - L+2.875
NRG Marsh Landing, due 2017 and 2023	457	464	L+1.75 - L+1.875
Alta Wind I - V lease financing arrangements, due 2034 and 2035	1,036	1,036	5.696-7.015
Alta Wind X, due 2021	300	300	L+2.00
Alta Wind XI, due 2021	191	191	L+2.00
Walnut Creek, term loans due 2023	384	391	L+1.625
Tapestry Wind LLC, due 2021	188	192	L+1.625
Laredo Ridge Wind LLC, due 2026	107	108	L+1.875
NRG Solar Alpine LLC, due 2022	162	163	L+1.750
NRG Energy Center Minneapolis LLC, due 2017 and 2025	119	121	5.95 - 7.25
NRG Yield - other	487	489	various
Subtotal NRG Yield debt (non-recourse to NRG)	4,937	4,787
Ivanpah Financing, due 2033 and 2038	1,179	1,187	2.285 - 4.256
Agua Caliente Solar LLC, due 2037	907	898	2.395 - 3.633
CVSR High Plains Ranch II LLC, due 2037	802	815	2.339 - 3.775
Viento Funding II, Inc., due 2023	196	196	L+2.75
NRG Peaker Finance Co. LLC, bonds due 2019	101	100	L+1.07
Cedro Hill Wind LLC, due 2025	108	111	L+3.125
NRG - other	349	350	various
Subtotal NRG non-recourse debt	3,642	3,657
Subtotal non-recourse debt (including GenOn and NRG Yield)	11,686	11,566
Subtotal long-term debt (including current maturities)	20,509	20,366
Capital leases:
Chalk Point capital lease, due 2015	3	5	8.190
Other	3	3	various
Subtotal long-term debt and capital leases (including current maturities)	20,515	20,374
Less current maturities	465	474
Total long-term debt and capital leases	$20,050	$19,900
(a) As of March 31, 2015, L+ equals 3 month LIBOR plus x%, with the exception of the Viento Funding II term loan which is 6 month LIBOR plus x% and the NRG West Holdings LLC term loan, NRG Marsh Landing term loan, Walnut Creek term loan, and NRG Yield Operating LLC Revolving Credit facility which are 1 month LIBOR plus x%.

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
NRG Non-Recourse Debt
The Company has non-recourse debt that is secured by acquired or developed projects that are held in several of its subsidiaries.  In the event of a bankruptcy, receivership, liquidation or similar event involving a subsidiary, the assets of such subsidiary would be used to satisfy claims of creditors of the subsidiary, including liabilities under the non-recourse debt associated with such subsidiaries, rather than the creditors of NRG. As described in Note 3, Business Acquisitions and Dispositions, through the Company's acquisitions of EME on April 1, 2014 and Alta Wind on August 12, 2014, the Company acquired approximately $1.2 billion and $1.6 billion of non-recourse debt respectively.
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
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
NRG Yield LLC and Yield Operating entered into a senior secured revolving credit facility, which provides a revolving line of credit of $60 million. On April 25, 2014, NRG Yield LLC and Yield Operating amended the revolving credit facility to increase the available line of credit to $450 million and extend its maturity to April 2019. The revolving credit facility can be used for cash or for the issuance of letters of credit. On January 2, 2015, NRG Yield borrowed $210 million under the revolving credit facility to fund the acquisition of Walnut Creek, Laredo Ridge and the Tapestry projects. On February 2, 2015, NRG Yield made an optional repayment of $15 million of principal. In addition, there were $36 million of letters of credit issued under the revolving credit facility as of March 31, 2015.

Peakers
On February 21, 2014, NRG Peaker Finance Company LLC elected to redeem approximately $30 million of the outstanding bonds at a redemption price equal to the principal amount plus a redemption premium, accrued and unpaid interest, swap breakage, and other fees, totaling approximately $35 million in connection with the removal of Bayou Cove Peaking Power LLC from the peaker financing collateral package, which also involved limited commitments for certain repairs on other assets that were funded concurrently with the December 10, 2013, debt service payment. On March 3, 2014, Bayou Cove Peaking Power LLC sold Bayou Cove Unit 1, which the Company continues to manage and operate.
Note 8 — Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG has interests in entities that are considered VIEs under ASC 810, Consolidation, but NRG is not considered the primary beneficiary.  NRG accounts for its interests in these entities under the equity method of accounting.
GenConn Energy LLC — Through its consolidated subsidiary, Yield Operating, the Company owns a 50% interest in GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $112 million as of March 31, 2015.
Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. NRG's maximum exposure to loss is limited to its equity investment, which was $81 million as of March 31, 2015.
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
The summarized financial information for Capistrano Wind Holdings consisted of the following:

(In millions)	March 31, 2015
Current assets	$28
Net property, plant and equipment	578
Other long-term assets	137
Total assets	743
Current liabilities	36
Long-term debt	180
Other long-term liabilities	154
Total liabilities	370
Noncontrolling interests	348
Net assets less noncontrolling interests	$25
Note 9 — Changes in Capital Structure
As of March 31, 2015, and December 31, 2014, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2014	415,506,176	(78,843,552)	336,662,624
Shares issued under LTIPs	1,176,486	—	1,176,486
Shares issued under ESPP	—	124,625	124,625
Shares repurchased under Capital Allocation Program	—	(3,146,484)	(3,146,484)
Balance as of March 31, 2015	416,682,662	(81,865,411)	334,817,251
Employee Stock Purchase Plan
As of March 31, 2015, there were 1,435,427 shares of treasury stock available for issuance under the ESPP.
NRG Common Stock Dividends
The following table lists the dividends paid during the three months ended March 31, 2015:

First Quarter 2015
Dividends per Common Share	$0.145
On April 20, 2015, NRG declared a quarterly dividend on the Company's common stock of $0.145 per share, payable May 15, 2015, to stockholders of record as of May 1, 2015, representing $0.58 on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.
2015 Capital Allocation Program
In December 2014, the Company was authorized to repurchase $100 million of its common stock under the 2015 Capital Allocation Program. In March 2015, the Company was authorized to repurchase an additional $100 million of its common stock under the 2015 Capital Allocation Program, for a total share repurchase of $200 million. In addition, in the second quarter of 2015, the Company's board of directors authorized the repurchase of an additional $81 million of the Company's common stock.
The following table reflects the repurchases made under the 2015 Capital Allocation Program:

	Total number of shares purchased	Average price paid per share (a)	Amounts paid for shares purchased (in millions) (a)
2015 Capital Allocation Program
December 2014	1,624,360	$26.95	$44

January 2015	1,755,976	25.19	44
February 2015	468,854	25.46	12
March 2015	921,654	24.92	23
Total Repurchases - First Quarter 2015	3,146,484		79

April 2015	1,328,329	24.47	33
Total Repurchases under 2015 Capital Allocation Program	6,099,173	—	$156
(a) The average price paid per share and amounts paid for shares purchased excludes the commissions of $0.015 per share paid in connection with the share repurchase.

Note 10 — Loss Per Share
Basic loss per common share is computed by dividing net loss less accumulated preferred stock dividends by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The reconciliation of NRG's basic and diluted loss per share is shown in the following table:

	Three months ended March 31,
(In millions, except per share data)	2015	2014
Basic and diluted loss per share attributable to NRG Energy, Inc. common stockholders
Net loss attributable to NRG Energy, Inc.	$(120)	$(56)
Dividends for preferred shares	5	2
Loss available for common stockholders	$(125)	$(58)
Weighted average number of common shares outstanding - basic and diluted	336	324
Loss per weighted average common share — basic and diluted	$(0.37)	$(0.18)
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted loss per share:

	Three months ended March 31,
(In millions of shares)	2015	2014
Equity compensation plans	7	8
Embedded derivative of 2.822% redeemable perpetual preferred stock(a)	16	16
Total	23	24
(a) As of March 31, 2014, the redeemable perpetual preferred stock had an interest rate of 3.625%.

Note 11 — Segment Reporting
Effective in December 2014, the Company's segment structure and its allocation of corporate expenses were updated to reflect how management currently makes financial decisions and allocates resources. The Company has recast data from prior periods to reflect this change in reportable segments to conform to the current year presentation. The Company's businesses are segregated as follows: NRG Business, which includes conventional power generation, the carbon capture business and energy services; NRG Home, which includes NRG Home Retail, consisting of residential retail services and products, and NRG Home Solar, which includes the installation and leasing of residential solar systems and the sale of solar energy services; NRG Renew, which includes solar and wind assets, excluding those in the NRG Yield segment; NRG Yield; and corporate activities.  NRG Yield includes certain of the Company's contracted generation assets. On January 2, 2015, NRG Yield, Inc. acquired three projects from the Company: Walnut Creek formerly in the NRG Business segment, the Tapestry projects (Buffalo Bear, Pinnacle and Taloga) and Laredo Ridge, both formerly in the NRG Renew segment. As the transaction was accounted for as a transfer of entities under common control, all historical periods have been recast to reflect this change. The Company's corporate segment includes international business and electric vehicle services. Intersegment sales are accounted for at market.

		NRG Home
(In millions)	NRG Business(a)	Retail(a)	Solar(a)	NRG Renew(a)	NRG Yield(a)	Corporate(a)	Eliminations	Total
Three months ended March 31, 2015	(in millions)
Operating revenues(a)	$2,506	$1,311	$5	$110	$180	$(7)	$(279)	$3,826
Depreciation and amortization	233	30	6	65	54	7	—	395
Equity in (loss)/earnings of unconsolidated affiliates	(4)	—	—	—	1	(1)	1	(3)
Income/(loss) before income taxes	29	104	(45)	(61)	(20)	(217)	1	(209)
Net income/(loss) attributable to NRG Energy, Inc.	$29	$104	$(45)	$(50)	$(11)	$(142)	$(5)	(120)
Total assets as of March 31, 2015	$28,744	$6,270	$178	$7,155	$6,595	$31,493	$(40,105)	$40,330

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$246	$—	$—	$—	$—	$33	$—	$279

		NRG Home
(In millions)	NRG Business(b)	Retail(b)	Solar(b)	NRG Renew(b)(c)	NRG Yield(b)	Corporate(b)(c)	Eliminations	Total
Three months ended March 31, 2014	(in millions)
Operating revenues(b)	$2,346	$1,082	$2	$53	$140	$4	$(141)	$3,486
Depreciation and amortization	225	30	1	49	24	6	—	335
Equity in earnings/(loss) of unconsolidated affiliates	5	—	—	(3)	1	2	2	7
(Loss)/income before income taxes	(6)	185	(2)	(65)	29	(239)	—	(98)
Net (loss)/income attributable to NRG Energy, Inc.	$(6)	$185	$(2)	$(48)	$22	$(209)	$2	(56)

(b) Operating revenues include inter-segment sales and net derivative gains and losses of:	$113	$2	$—	$—	$—	$26	$—	$141

(c) Includes loss on debt extinguishment of:	$—	$—	$—	$(1)	$—	$(40)	$—	$(41)

Note 12 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended March 31,
(In millions except otherwise noted)	2015	2014
Loss before income taxes	$(209)	$(98)
Income tax benefit	(73)	(31)
Effective tax rate	34.9%	31.6%
For the three months ended March 31, 2015, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of production tax credits generated from our wind assets partially offset by non-taxable equity earnings and tax expense attributable to consolidated partnerships.
For the three months ended March 31, 2014, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of non-taxable equity earnings, production tax credits and the impact of state and local income taxes.
Uncertain Tax Benefits
As of March 31, 2015, NRG has recorded a non-current tax liability of $55 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. For the three months ended March 31, 2015, NRG accrued an insignificant amount of interest relating to the uncertain tax benefits. As of March 31, 2015, NRG had cumulative interest and penalties related to these uncertain tax benefits of $6 million . The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. The Company is not subject to U.S. federal income tax examinations for years prior to 2011. With few exceptions, state and local income tax examinations are no longer open for years before 2009. The Company's primary foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2010.
Note 13 — Commitments and Contingencies
This footnote should be read in conjunction with the complete description under Note 22, Commitments and Contingencies, to the Company's 2014 Form 10-K.
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn and EME (including Midwest Generation) acquisitions, assets held by NRG Yield, Inc. and NRG's assets that have project-level financing, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of March 31, 2015, hedges under the first liens were in-the-money for NRG on a counterparty aggregate basis.

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
Midwest Generation Asbestos Liabilities — The Company, through its subsidiary, Midwest Generation, may be subject to potential asbestos liabilities as a result of its acquisition of EME. The Company is currently analyzing the scope of potential liability as it may relate to Midwest Generation. The Company believes that it has established an adequate reserve to deal with these cases.
Actions Pursued by MC Asset Recovery —With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit.  In March 2012, the Court of Appeals reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  If MC Asset Recovery succeeds in obtaining any recoveries from the Commerzbank Defendants, the Commerzbank Defendants have asserted that they will seek to file claims in Mirant's bankruptcy proceedings for the amount of those recoveries.  GenOn Energy Holdings would vigorously contest the allowance of any such claims. If the Commerzbank Defendants were to receive an allowed claim as a result of a recovery by MC Asset Recovery on its claims against them, GenOn Energy Holdings would retain from the net amount recovered by MC Asset Recovery an amount equal to the dollar amount of the resulting allowed claim.
Pending Natural Gas Litigation — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of antitrust and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. On August 26, 2013, GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision. On July 1, 2014, the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption and directed that the case be sent to the U.S. District Court for the District of Nevada for further proceedings.
In September 2012, the State of Nevada Supreme Court, which was handling the remaining case, affirmed dismissal by the Eighth Judicial District Court for Clark County, Nevada of all plaintiffs' claims against GenOn. In February 2013, the plaintiffs in the Nevada case filed a petition for a writ of certiorari to the U.S. Supreme Court. In June 2013, the U.S. Supreme Court denied the petition for a writ of certiorari, thereby ending one of the five lawsuits. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.

Cheswick Class Action Complaint — In April 2012, a putative class action lawsuit was filed against GenOn in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that emissions from the Cheswick generating facility have damaged the property of neighboring residents. The Company disputes these allegations. Plaintiffs have brought nuisance, negligence, trespass and strict liability claims seeking both damages and injunctive relief. Plaintiffs seek to certify a class that consists of people who own property or live within one mile of the Company's plant. In July 2012, the Company removed the lawsuit to the U.S. District Court for the Western District of Pennsylvania. In October 2012, the District Court granted the Company's motion to dismiss, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. On August 20, 2013, the Court of Appeals reversed the decision of the District Court. On September 3, 2013, the Company filed a petition for rehearing with the Court of Appeals which was subsequently denied. In February 2014, the Company filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review and reversal of the Court of Appeals' decision. On June 2, 2014, the U.S. Supreme Court denied the petition for a writ of certiorari. Following the U.S. Supreme Court's denial of GenOn’s petition for a writ of certiorari, the case continued to be litigated before the U.S. District Court for the Western District of Pennsylvania. After briefing by the parties on GenOn's motion to strike class allegations in the complaint, the court granted GenOn's motion, but allowed the plaintiffs the opportunity to re-file their complaint. On February 3, 2015, plaintiffs sought leave to file an amended complaint, which the Company is contesting.
Energy Plus Holdings — On August 7, 2012, Energy Plus Holdings received a subpoena from the NYAG which generally sought information and business records related to Energy Plus Holdings' sales, marketing and business practices. Energy Plus Holdings provided documents and information to the NYAG. Energy Plus Holdings continues to cooperate and discuss a resolution of these issues with the NYAG.
Maryland Department of the Environment v. GenOn Chalk Point and GenOn Mid-Atlantic — On January 25, 2013, Food & Water Watch, the Patuxent Riverkeeper and the Potomac Riverkeeper (together, the Citizens Group) sent GenOn Mid-Atlantic a letter alleging that the Chalk Point, Dickerson and Morgantown generating facilities were violating the terms of the three National Pollution Discharge Elimination System permits by discharging nitrogen and phosphorous in excess of the limits in each permit. On March 21, 2013, the MDE sent GenOn Mid-Atlantic a similar letter with respect to the Chalk Point and Dickerson generating facilities, threatening to sue within 60 days if the generating facilities were not brought into compliance. On June 11, 2013, the Maryland Attorney General on behalf of the MDE filed a complaint in the U.S. District Court for the District of Maryland alleging violations of the CWA and Maryland environmental laws related to water. The lawsuit is ongoing and seeks injunctive relief and civil penalties in excess of $100,000. The Company does not expect the resolution of this matter to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Midwest Generation New Source Review Litigation — In August 2009, the EPA and the Illinois Attorney General, or the Government Plaintiffs, filed a complaint, or the Governments’ Complaint, in the U.S. District Court for the Northern District of Illinois alleging violations of CAA PSD requirements by Midwest Generation arising from maintenance, repair or replacement projects at six Illinois coal-fired electric generating stations performed by Midwest Generation or ComEd, a prior owner of the stations, including alleged failures to obtain PSD construction permits and to comply with BACT requirements. The Government Plaintiffs also alleged violations of opacity and PM standards at the Midwest Generation plants. Finally, the Government Plaintiffs alleged that Midwest Generation violated certain operating permit requirements under Title V of the CAA allegedly arising from such claimed PSD, opacity and PM emission violations. In addition to seeking penalties of up to $37,500 per violation, per day, the complaint seeks an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at the units subject to the complaint and other remedies, which could go well beyond the requirements of the CPS. Several environmental groups intervened as plaintiffs in this litigation and filed a complaint, or the Intervenors’ Complaint, which alleged opacity, PM and related Title V violations. Midwest Generation filed a motion to dismiss nine of the ten PSD counts in the Governments’ Complaint, and to dismiss the tenth PSD count to the extent the Governments’ Complaint sought civil penalties for that count. The trial court granted the motion in March 2010.

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
Note 14 — Regulatory Matters
This footnote should be read in conjunction with the complete description under Note 23, Regulatory Matters, to the Company's 2014 Form 10-K.
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
National
Court Rejects FERC's Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allowed demand response resources to participate in FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related to energy market compensation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. Parties including the U.S. Solicitor General have filed petitions for a writ of certiorari with the U.S. Supreme Court. On May 4, 2015, the U.S. Supreme Court granted certiorari on two questions: first, on whether the FPA gives FERC jurisdiction over demand response, and second, whether FERC’s Order No. 745 correctly determined the level of compensation paid to generators participating in the energy markets. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets, but it is not possible to predict the outcome or estimate the impact on the Company at this time.
East Region
Montgomery County Station Power Tax — On December 20, 2013, the Company received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties.  The Company is disputing the applicability of the tax. On December 17, 2014, the Maryland Tax Court heard oral arguments from the parties. Subsequently, post hearing briefs were filed. The decision is pending.

Note 15 — Environmental Matters
This footnote should be read in conjunction with the complete description under Note 24, Environmental Matters, to the Company's 2014 Form 10-K.
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. NRG is also subject to laws and regulations surrounding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. Environmental laws have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is likely to face new requirements to address various emissions, including GHG, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Company's facilities, which could have a material effect on the Company's operations.
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
In February 2012, the EPA promulgated standards to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which limits must be met beginning in April 2015 (with some units getting a 1-year extension). In November 2014, the U.S. Supreme Court agreed to review the D.C. Circuit decision that denied the petitions seeking to vacate MATS but the review is limited to whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate HAPs emitted by electric generating units. Oral argument in the U.S. Supreme Court occurred in March 2015, and the Company expects a decision in the second quarter of 2015.
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
Water
In August 2014, the EPA finalized the regulation regarding the use of water for once through cooling at existing facilities to address impingement and entrainment concerns. NRG anticipates that more stringent requirements will be incorporated into some of its water discharge permits over the next several years.
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2010, the EPA had proposed two alternatives. Under the first proposal, these byproducts would be regulated as solid wastes. Under the second proposal, these byproducts would have been regulated as “special wastes” in a manner similar to the regulation of hazardous waste with an exception for certain types of beneficial use of these byproducts. The second alternative would have imposed significantly more stringent requirements and materially increased the cost of disposal of coal combustion byproducts. The Company is evaluating the impact of the new rule on its results of operations, financial condition and cash flows.

East Region
Maryland Environmental Regulations — In December 2014, MDE proposed in the Maryland Register a regulation regarding NOx emissions from coal-fired electric generating units, which if finalized would have required by 2020 the Company (at each of the three Dickerson coal-fired units and the Chalk Point coal-fired unit that does not have an SCR) to (1) install and operate an SCR; (2) retire the unit; or (3) convert the fuel source from coal to natural gas. Earlier this year, a new administration decided not to finalize the regulation as proposed. Later this year, the Company expects MDE to propose revised regulations to address future NOx reductions, which when finalized may negatively affect certain of the Company’s coal-fired units in Maryland.
Environmental Capital Expenditures
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2015 through 2019 required to comply with environmental laws will be approximately $614 million which includes $57 million for GenOn and $440 million for Midwest Generation. These costs are primarily associated with (i) controls to satisfy MATS and the recent NSR settlement at Big Cajun II; (ii) controls to satisfy MATS at W.A. Parish, Limestone and Conemaugh; (iii) NOx controls for Sayreville and Gilbert; and (iv) DSI/ESP upgrades at Waukegan and Powerton to satisfy the IL CPS and the Joliet gas conversion.

Note 16 — Condensed Consolidating Financial Information
As of March 31, 2015, the Company had outstanding $6.4 billion of Senior Notes due from 2018 - 2024, as shown in Note 7, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries and NRG Yield, Inc. and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of March 31, 2015:

Ace Energy, Inc.	NEO Freehold-Gen LLC	NRG Operating Services, Inc.
Allied Warranty LLC	NEO Power Services Inc.	NRG Oswego Harbor Power Operations Inc.
Arthur Kill Power LLC	New Genco GP, LLC	NRG PacGen Inc.
Astoria Gas Turbine Power LLC	Norwalk Power LLC	NRG Portable Power LLC
Bayou Cove Peaking Power, LLC	NRG Affiliate Services Inc.	NRG Power Marketing LLC
BidURenergy, Inc.	NRG Artesian Energy LLC	NRG Reliability Solutions LLC
Cabrillo Power I LLC	NRG Arthur Kill Operations Inc.	NRG Renter's Protection LLC
Cabrillo Power II LLC	NRG Astoria Gas Turbine Operations Inc.	NRG Retail LLC
Carbon Management Solutions LLC	NRG Bayou Cove LLC	NRG Retail Northeast LLC
Cirro Group, Inc.	NRG Business Solutions LLC	NRG Rockford Acquisition LLC
Cirro Energy Services, Inc.	NRG Cabrillo Power Operations Inc.	NRG Saguaro Operations Inc.
Clean Edge Energy LLC	NRG California Peaker Operations LLC	NRG Security LLC
Conemaugh Power LLC	NRG Cedar Bayou Development Company, LLC	NRG Services Corporation
Connecticut Jet Power LLC	NRG Connected Home LLC	NRG SimplySmart Solutions LLC
Cottonwood Development LLC	NRG Connecticut Affiliate Services Inc.	NRG South Central Affiliate Services Inc.
Cottonwood Energy Company LP	NRG Construction LLC	NRG South Central Generating LLC
Cottonwood Generating Partners I LLC	NRG Curtailment Solutions LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners II LLC	NRG Development Company Inc.	NRG South Texas LP
Cottonwood Generating Partners III LLC	NRG Devon Operations Inc.	NRG Texas C&I Supply LLC
Cottonwood Technology Partners LP	NRG Dispatch Services LLC	NRG Texas Gregory LLC
Devon Power LLC	NRG Distributed Generation PR LLC	NRG Texas Holding Inc.
Dunkirk Power LLC	NRG Dunkirk Operations Inc.	NRG Texas LLC
Eastern Sierra Energy Company LLC	NRG El Segundo Operations Inc.	NRG Texas Power LLC
El Segundo Power, LLC	NRG Energy Efficiency-L LLC	NRG Warranty Services LLC
El Segundo Power II LLC	NRG Energy Efficiency-P LLC	NRG West Coast LLC
Energy Alternatives Wholesale, LLC	NRG Energy Labor Services LLC	NRG Western Affiliate Services Inc.
Energy Curtailment Specialists, Inc.	NRG Energy Services Group LLC	O'Brien Cogeneration, Inc. II
Energy Plus Holdings LLC	NRG Energy Services International Inc.	ONSITE Energy, Inc.
Energy Plus Natural Gas LLC	NRG Energy Services LLC	Oswego Harbor Power LLC
Energy Protection Insurance Company	NRG Generation Holdings, Inc.	RE Retail Receivables, LLC
Everything Energy LLC	NRG Home & Business Solutions LLC	Reliant Energy Northeast LLC
Forward Home Security LLC	NRG Home Services LLC	Reliant Energy Power Supply, LLC
GCP Funding Company, LLC	NRG Home Solutions LLC	Reliant Energy Retail Holdings, LLC
Green Mountain Energy	NRG Home Solutions Product LLC	Reliant Energy Retail Services, LLC
Green Mountain Energy Co LLC	NRG Homer City Services LLC	RERH Holdings LLC
Gregory Partners, LLC	NRG Huntley Operations Inc.	Saguaro Power LLC
Gregory Power Partners LLC	NRG HQ DC LLC	Somerset Operations Inc.
Huntley Power LLC	NRG Identity Protect LLC	Somerset Power LLC
Independence Energy Alliance LLC	NRG Ilion Limited Partnership	Texas Genco Financing Corp.
Independence Energy Group LLC	NRG Ilion LP LLC	Texas Genco GP, LLC
Independence Energy Natural Gas LLC	NRG International LLC	Texas Genco Holdings, Inc.
Indian River Operations Inc.	NRG Maintenance Services LLC	Texas Genco LP, LLC
Indian River Power LLC	NRG Mextrans Inc.	Texas Genco Operating Services, LLC
Keystone Power LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco Services, LP
Langford Wind Power, LLC	NRG Middletown Operations Inc.	US Retailers LLC
Louisiana Generating LLC	NRG Montville Operations Inc.	Vienna Operations Inc.
Meriden Gas Turbines LLC	NRG New Roads Holdings LLC	Vienna Power LLC
Middletown Power LLC	NRG North Central Operations Inc.	WCP (Generation) Holdings LLC
Montville Power LLC	NRG Northeast Affiliate Services Inc.	West Coast Power LLC
NEO Corporation	NRG Norwalk Harbor Operations Inc.

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,563	$1,303	$—	$(40)	$3,826
Operating Costs and Expenses
Cost of operations	2,104	995	12	(49)	3,062
Depreciation and amortization	204	186	5	—	395
Selling, general and administrative	102	101	60	—	263
Acquisition-related transaction and integration costs	—	2	8	—	10
Development activity expenses	—	15	19	—	34
Total operating costs and expenses	2,410	1,299	104	(49)	3,764
Gain on postretirement benefits curtailment	—	14	—	—	14
Operating Income/(Loss)	153	18	(104)	9	76
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	(13)	(8)	50	(29)	—
Equity in earnings of unconsolidated affiliates	—	(4)	(1)	2	(3)
Other income, net	1	17	1	—	19
Loss on debt extinguishment	—	—	—	—	—
Interest expense	(4)	(158)	(139)	—	(301)
Total other expense	(16)	(153)	(89)	(27)	(285)
Income/(Loss) Before Income Taxes	137	(135)	(193)	(18)	(209)
Income tax expense/(benefit)	54	(60)	(67)	—	(73)
Net Income/(Loss)	83	(75)	(126)	(18)	(136)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	—	(21)	(6)	11	(16)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$83	$(54)	$(120)	$(29)	$(120)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$83	$(75)	$(126)	$(18)	$(136)
Other Comprehensive Income/(Loss), net of tax
Unrealized (loss)/gain on derivatives, net	(7)	11	(16)	—	(12)
Foreign currency translation adjustments, net	—	(9)	(2)	—	(11)
Available-for-sale securities, net	—	(1)	—	—	(1)
Defined benefit plan, net	(3)	(1)	11	—	7
Other comprehensive (loss)/income	(10)	—	(7)	—	(17)
Comprehensive Income/(Loss)	73	(75)	(133)	(18)	(153)
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	(34)	(6)	11	(29)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	73	(41)	(127)	(29)	(124)
Dividends for preferred shares	—	—	5	—	5
Comprehensive Income/(Loss) Available for Common Stockholders	$73	$(41)	$(132)	$(29)	$(129)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$13	$1,378	$773	$—	$2,164
Funds deposited by counterparties	39	29	—	—	68
Restricted cash	14	427	2	—	443
Accounts receivable, net	936	240	3	—	1,179
Inventory	505	604	—	—	1,109
Derivative instruments	1,480	938	—	(389)	2,029
Cash collateral paid in support of energy risk management activities	246	154	—	—	400
Accounts receivable - affiliate	8,656	2,103	(5,750)	(5,002)	7
Deferred income taxes	—	93	95	—	188
Renewable energy grant receivable	—	68	—	—	68
Prepayments and other current assets	148	319	—	—	467
Total current assets	12,037	6,353	(4,877)	(5,391)	8,122
Net property, plant and equipment	8,260	13,847	194	(25)	22,276
Other Assets
Investment in subsidiaries	422	2,542	21,907	(24,871)	—
Equity investments in affiliates	(18)	841	39	(90)	772
Notes receivable, less current portion	—	58	221	(212)	67
Goodwill	2,072	448	—	—	2,520
Intangible assets, net	859	1,637	1	(6)	2,491
Nuclear decommissioning trust fund	586	—	—	—	586
Derivative instruments	318	321	1	(49)	591
Deferred income tax	(61)	652	893	—	1,484
Non-current assets held-for-sale	—	17	—	—	17
Other non-current assets	112	681	611	—	1,404
Total other assets	4,290	7,197	23,673	(25,228)	9,932
Total Assets	$24,587	$27,397	$18,990	$(30,644)	$40,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$445	$231	$(212)	$465
Accounts payable	645	358	42	—	1,045
Accounts payable — affiliate	2,336	2,853	(576)	(4,613)	—
Derivative instruments	1,439	834	—	(389)	1,884
Cash collateral received in support of energy risk management activities	39	29	—	—	68
Accrued expenses and other current liabilities	233	496	318	—	1,047
Total current liabilities	4,693	5,015	15	(5,214)	4,509
Other Liabilities
Long-term debt and capital leases	308	11,456	8,286	—	20,050
Nuclear decommissioning reserve	314	—	—	—	314
Nuclear decommissioning trust liability	328	—	—	—	328
Deferred income taxes	1,284	(1,039)	(225)	—	20
Derivative instruments	369	330	—	(49)	650
Out-of-market contracts	107	1,114	—	—	1,221
Other non-current liabilities	490	767	292	—	1,549
Total non-current liabilities	3,200	12,628	8,353	(49)	24,132
Total liabilities	7,893	17,643	8,368	(5,263)	28,641
2.822% convertible perpetual preferred stock	—	—	293	—	293
Redeemable noncontrolling interest in subsidiaries	—	19	—	—	19
Stockholders’ Equity	16,694	9,735	10,329	(25,381)	11,377
Total Liabilities and Stockholders’ Equity	$24,587	$27,397	$18,990	$(30,644)	$40,330

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided/(Used) by Operating Activities	$820	$(430)	$(539)	$409	$260
Cash Flows from Investing Activities
(Payments for)/proceeds from intercompany loans to subsidiaries	(737)	328	409	—	—
Acquisition of businesses, net of cash acquired	—	(1)	—	—	(1)
Capital expenditures	(89)	(157)	(6)	—	(252)
Increase in restricted cash, net	—	(11)	—	—	(11)
Decrease/(increase) in restricted cash — U.S. DOE projects	—	24	1	—	25
Decrease in notes receivable	—	5	—	—	5
Investments in nuclear decommissioning trust fund securities	(193)	—	—	—	(193)
Proceeds from sales of nuclear decommissioning trust fund securities	196	—	—	—	196
Proceeds from renewable energy grants	—	2	—	—	2
Other	(2)	(2)	(37)	—	(41)
Net Cash Used by Investing Activities	(825)	188	367	—	(270)
Cash Flows from Financing Activities
Proceeds/(payments) from intercompany loans	—	—	409	(409)	—
Payment of dividends to common and preferred stockholders	—	—	(51)	—	(51)
Payment for treasury stock	—	—	(79)	—	(79)
Net payments for settlement of acquired derivatives that include financing elements	—	40	—	—	40
Proceeds from issuance of long-term debt	—	221	27	—	248
Contributions to, net of distributions from, noncontrolling interest in subsidiaries	—	(25)	—	—	(25)
Proceeds from issuance of common stock	—	—	1	—	1
Payments for short and long-term debt	—	(89)	(5)	—	(94)
Net Cash Provided by Financing Activities	—	147	302	(409)	40
Effect of exchange rate changes on cash and cash equivalents	—	18	—	—	18
Net (Decrease)/Increase in Cash and Cash Equivalents	(5)	(77)	130	—	48
Cash and Cash Equivalents at Beginning of Period	18	1,455	643	—	2,116
Cash and Cash Equivalents at End of Period	$13	$1,378	$773	$—	$2,164

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,279	$1,251	$—	$(44)	$3,486
Operating Costs and Expenses
Cost of operations	1,797	974	(4)	(30)	2,737
Depreciation and amortization	198	134	3	—	335
Selling, general and administrative	101	57	64	—	222
Acquisition-related transaction and integration costs	—	1	11	—	12
Development activity expenses	—	10	9	—	19
Total operating costs and expenses	2,096	1,176	83	(30)	3,325
Gain on sale of assets	—	19	—	—	19
Operating Income/(Loss)	183	94	(83)	(14)	180
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	49	(6)	115	(158)	—
Equity in earnings of unconsolidated affiliates	4	1	—	2	7
Other income, net	1	4	7	(1)	11
Loss on debt extinguishment	—	(9)	(32)	—	(41)
Interest expense	(6)	(107)	(143)	1	(255)
Total other income/(expense)	48	(117)	(53)	(156)	(278)
Income/(Loss) Before Income Taxes	231	(23)	(136)	(170)	(98)
Income tax expense/(benefit)	63	(10)	(84)	—	(31)
Net Loss	168	(13)	(52)	(170)	(67)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(3)	4	(12)	(11)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$168	$(10)	$(56)	$(158)	$(56)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$168	$(13)	$(52)	$(170)	$(67)
Other Comprehensive (Loss)/Income, net of tax
Unrealized gain/(loss) on derivatives, net	6	(6)	5	(14)	(9)
Foreign currency translation adjustments, net	—	6	—	—	6
Available-for-sale securities, net	—	—	4	2	6
Defined benefit plan	2	—	—	—	2
Other comprehensive income/(loss)	8	—	9	(12)	5
Comprehensive Income/(Loss)	176	(13)	(43)	(182)	(62)
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(5)	4	(14)	(15)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	176	(8)	(47)	(168)	(47)
Dividends for preferred shares	—	—	2	—	2
Comprehensive Income/(Loss) Available for Common Stockholders	$176	$(8)	$(49)	$(168)	$(49)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$18	$1,455	$643	$—	$2,116
Funds deposited by counterparties	9	63	—	—	72
Restricted cash	5	451	1	—	457
Accounts receivable, net	924	392	6	—	1,322
Inventory	537	710	—	—	1,247
Derivative instruments	1,657	1,209	—	(441)	2,425
Accounts receivable - affiliate	7,449	1,988	(5,991)	(3,437)	9
Cash collateral paid in support of energy risk management activities	114	73	—	—	187
Renewable energy grant receivable	—	134	1	—	135
Prepayments and other current assets	94	175	343	—	612
Total current assets	10,807	6,650	(4,997)	(3,878)	8,582
Net Property, Plant and Equipment	8,344	13,877	171	(25)	22,367
Other Assets
Investment in subsidiaries	140	2,293	23,410	(25,843)	—
Equity investments in affiliates	(18)	891	—	(102)	771
Capital leases and notes receivable, less current portion	1	60	109	(98)	72
Goodwill	1,921	653	—	—	2,574
Intangible assets, net	765	1,806	2	(6)	2,567
Nuclear decommissioning trust fund	585	—	—	—	585
Deferred income taxes	(247)	816	837	—	1,406
Derivative instruments	242	288	1	(51)	480
Non-current assets held for sale	—	17	—	—	17
Other non-current assets	113	623	508	—	1,244
Total other assets	3,502	7,447	24,867	(26,100)	9,716
Total Assets	$22,653	$27,974	$20,041	$(30,003)	$40,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1	$444	$127	$(98)	$474
Accounts payable	598	416	46	—	1,060
Accounts payable — affiliate	1,588	2,447	(598)	(3,437)	—
Deferred Income Taxes	7	—	(7)	—	—
Derivative instruments	1,532	963	—	(441)	2,054
Cash collateral received in support of energy risk management activities	9	63	—	—	72
Accrued expenses and other current liabilities	283	498	418	—	1,199
Total current liabilities	4,018	4,831	(14)	(3,976)	4,859
Other Liabilities
Long-term debt and capital leases	307	11,226	8,367	—	19,900
Nuclear decommissioning reserve	310	—	—	—	310
Nuclear decommissioning trust liability	333	—	—	—	333
Deferred income taxes	1,036	(1,012)	(3)	—	21
Derivative instruments	248	241	—	(51)	438
Out-of-market contracts	111	1,133	—	—	1,244
Other non-current liabilities	465	795	314	—	1,574
Total non-current liabilities	2,810	12,383	8,678	(51)	23,820
Total Liabilities	6,828	17,214	8,664	(4,027)	28,679
2.822% Preferred Stock	—	—	291	—	291
Redeemable noncontrolling interest in subsidiaries	—	19	—	—	19
Stockholders’ Equity	15,825	10,741	11,086	(25,976)	11,676
Total Liabilities and Stockholders’ Equity	$22,653	$27,974	$20,041	$(30,003)	$40,665

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$446	$430	$(886)	$401	$391
Cash Flows from Investing Activities
Intercompany loans to subsidiaries	(405)	4	401	—	—
Acquisition of businesses, net of cash acquired	—	(25)	(193)	—	(218)
Capital expenditures	(73)	(162)	(2)	—	(237)
(Increase)/decrease in restricted cash, net	—	3	—	—	3
Increase in restricted cash — U.S. DOE projects	(4)	60	—	—	56
Decrease/(increase) in notes receivable	—	1	—	—	1
Investments in nuclear decommissioning trust fund securities	(188)	—	—	—	(188)
Proceeds from sales of nuclear decommissioning trust fund securities	183	—	—	—	183
Proceeds from renewable energy grants	—	387	—	—	387
Proceeds from sale of assets	—	—	77	—	77
Cash proceeds to fund cash grant bridge loan payment	—	57	—	—	57
Other	7	(4)	—	—	3
Net Cash (Used)/Provided by Investing Activities	(480)	321	283	—	124
Cash Flows from Financing Activities
Proceeds from intercompany loans	—	—	401	(401)	—
Payment of dividends to preferred stockholders	—	—	(41)	—	(41)
Net (payment for)/receipts from settlement of acquired derivatives that include financing elements	—	(223)	—	—	(223)
Proceeds from issuance of long-term debt	—	464	1,100	—	1,564
Proceeds from issuance of common stock	—	—	3	—	3
Sale proceeds and other contributions from noncontrolling interest in subsidiaries	—	9	—	—	9
Payment of debt issuance costs	—	(9)	(14)	—	(23)
Payments for short and long-term debt	—	(405)	(468)	—	(873)
Net Cash (Used)/Provided by Financing Activities	—	(164)	981	(401)	416
Effect of exchange rate changes on cash and cash equivalents	—	2	—	—	2
Net (Decrease)/Increase in Cash and Cash Equivalents	(34)	589	378	—	933
Cash and Cash Equivalents at Beginning of Period	56	870	1,328	—	2,254
Cash and Cash Equivalents at End of Period	$22	$1,459	$1,706	$—	$3,187

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three months ended March 31, 2015 and 2014. Also refer to NRG's 2014 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section which provides a description of NRG's business segments; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
The discussion and analysis below has been organized as follows:

•	Executive summary, including introduction and overview, business strategy, and changes to the business environment during the period, including environmental and regulatory matters;

•	Results of operations;

•	Financial condition, addressing liquidity position, sources and uses of liquidity, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Known trends that may affect NRG's results of operations and financial condition in the future.

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a competitive power company, which produces, sells and delivers energy and energy products and services in major competitive power markets primarily in the U.S. while positioning itself as a leader in the way residential, industrial and commercial consumers think about and use energy products and services. NRG is responding to a consumer-driven change to the U.S. energy industry by offering cleaner, smarter and ultimately more portable energy while enabling personal energy choice, building on the strength of one of the nation’s largest and most diverse competitive power generation portfolios. The Company owns and operates approximately 51,000 MWs of generation; engages in the trading of wholesale energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products and services to retail customers under the name “NRG” and various other retail brand names owned by NRG.

The following table summarizes NRG's global generation portfolio as of March 31, 2015, by operating segment:

	Global Generation Portfolio by Operating Segment(a)
	(In MW)
	NRG Business
	Gulf Coast	East	West	NRG Home Solar(b)	NRG Renew	NRG Yield(c)	Total Domestic	Other(Inter-national)	Total Global
Primary Fuel-type
Natural gas(d)	8,084	7,744	6,496	—	—	1,878	24,202	144	24,346
Coal	5,689	11,045	—	—	—	—	16,734	605	17,339
Oil	—	5,818	—	—	—	190	6,008	—	6,008
Nuclear	1,176	—	—	—	—	—	1,176	—	1,176
Wind	—	—	—	—	1,680	1,332	3,012	—	3,012
Utility Scale Solar	—	—	—	—	807	343	1,150	—	1,150
Distributed Solar	—	—	—	55	42	10	107	—	107
Total generation capacity	14,949	24,607	6,496	55	2,529	3,753	52,389	749	53,138
Capacity attributable to noncontrolling interest	—	—	—	—	(630)	(1,678)	(2,308)	—	(2,308)
Total net generation capacity	14,949	24,607	6,496	55	1,899	2,075	50,081	749	50,830
(a) Includes 93 active fossil fuel and nuclear plants, 14 Utility Scale Solar facilities, 35 wind farms and multiple Distributed Solar facilities. All Utility Scale Solar and Distributed Solar facilities are described in MWs on an alternating current basis. MW figures provided represent nominal summer net megawatt capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units.
(b) Includes the aggregate production capacity of installed and activated residential solar energy systems.
(c) Does not include NRG Yield, Inc.'s thermal converted (MWt) capacity, which is part of the NRG Yield operating segment.
(d) Natural gas generation portfolio does not include 463 MW related to Osceola which was mothballed on January 1, 2015 and 636 MW related to Coolwater which was retired on January 1, 2015.

NRG's Business Strategy
NRG's business strategy, summarized in “Enhance Generation, Expand Retail and Go Green while engaging in Smart Capital Allocation” is to maximize stockholder value through the production and sale of safe, reliable and affordable power to its customers in the markets served by the Company, while aggressively positioning the Company to meet the market's increasing demand for sustainable, low carbon and portable energy solutions individualized for the benefit of the end use energy consumer. This strategy is intended to enable the Company to achieve substantial sustainable growth at reasonable margins while de-risking the Company in terms of reduced and mitigated exposure both to "environmental risk" and cyclical commodity price risk. At the same time, the Company's relentless commitment to safety for its employees, customers and partners continues unabated.
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

To address these trends and effectuate the Company’s strategy, NRG is focused on: (i) excellence in operating performance of its existing assets including repowering its power generation assets at premium sites and optimal hedging of generation assets and retail load operations; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) investing in, and deploying, alternative energy technologies both in its wholesale portfolio through its wind and solar portfolio and, particularly, in and around its retail businesses and its customers as it transforms this part of its business into a technology-driven provider of retail energy services; and (iv) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management; including pursuing selective acquisitions, joint ventures, divestitures and investments. The Company's progress in each of these areas are more fully described in Item 1, Business of the Company's 2014 Form 10-K, and this Form 10-Q.
To further enhance the Company’s strategy, the Company's businesses and personnel are organized based upon the basis of their key target customer segments. The businesses include NRG Business, NRG Home and NRG Renew. In addition, NRG Carbon 360 and NRG eVgo are two distinct businesses that have dedicated management and are organized separately within NRG because of their distinct capital structure, success metrics and competitive environment but are supportive of and closely coordinated with NRG's core businesses. These five companies, plus NRG Yield, Inc., collectively represent the "NRG Group of Companies".
In support of the Company's strategy, the following events have occurred to date during 2015:

•
During the first quarter of 2015, the Company's board of directors authorized the repurchase of $100 million of the Company's common stock as part of the Company's 2015 Capital Allocation Program. The repurchase program is in addition to the $100 million repurchase program announced in December 2014 and completed in February 2015. In addition, in the second quarter of 2015, the Company's board of directors authorized the repurchase of an additional $81 million of the Company's common stock.

•
The Company sold the following facilities to NRG Yield, Inc.: Walnut Creek, the Tapestry projects (Buffalo Bear, Pinnacle and Taloga) and Laredo Ridge. NRG Yield, Inc. paid total cash consideration of $489 million, including $9 million for working capital adjustments, plus assumed project level debt of $737 million.

•
NRG Yield, Inc.’s board of directors approved amendments to the NRG Yield, Inc. certificate of incorporation that would adjust NRG Yield Inc.'s capital structure by creating two new classes of capital stock, Class C common stock and Class D common stock and distribute shares of the proposed Class C and Class D common stock to holders of NRG Yield Inc.'s outstanding Class A and Class B common stock, respectively, through a stock split. The amendments were approved by the NRG Yield, Inc. stockholders at the NRG Yield, Inc. Annual Meeting of Stockholders held on May 5, 2015 and the recapitalization is expected to become effective on or around May 14, 2015. The recapitalization enhances NRG Yield, Inc.’s ability to focus on growth opportunities without the constraints of NRG’s capital allocation to NRG Yield, Inc., while maintaining NRG Yield, Inc.'s relationship with NRG. The recapitalization preserves NRG’s management and operational expertise, asset development and acquisition track record, financing experience and provides flexibility for NRG Yield, Inc. to raise capital to fund its growth.

The Class C common stock and Class D common stock will have the same rights and privileges and rank equally, share ratably and be identical in all respects to the shares of Class A common stock and Class B common stock, respectively, as to all matters, except that each share of Class C common stock and Class D common stock will be entitled to 1/100th of a vote on all stockholder matters.
In connection with the amendments described above, NRG agreed to amend the Right of First Offer Agreement to make additional assets available to NRG Yield, Inc. should NRG choose to sell them, including (i) two natural gas facilities totaling 795 MW of net capacity that are expected to reach COD in 2017 and 2020; (ii) an equity interest in a wind portfolio that includes wind facilities totaling approximately 934 MW of net capacity; and (iii) up to $250 million of equity interests in one or more residential or distributed solar generation portfolios developed by affiliates of NRG.

•
In April 2015, NRG and NRG Yield, Inc. announced the formation of a partnership that will invest in and hold operating portfolios of residential solar assets developed by NRG Home Solar, including: (i) an existing, unlevered portfolio of over 2,200 leases across nine states representing approximately 17 MW with a weighted average remaining lease term of approximately 17 years which NRG Yield, Inc. invested $26 million in April 2015; (ii) an in-development, tax equity financed portfolio of between 6,000 to 7,000 leases across at least ten states representing approximately 48 MW with a lease term of 20 years; and (iii) an in-development tax equity financed portfolio of 5,500 to 6,500 leases representing approximately 42 MW with a lease term of 20 years. As part of the agreement, NRG will periodically monetize its residential leases through equity investments by NRG Yield, Inc. in NRG RPV Holdco 1 LLC. NRG will retain a 5% residual economic interest in the portfolio and act as managing member of the partnership. Allocations of income and cash will be 5% to NRG and 95% to NRG Yield, Inc. over the contracted life of the investments. Once NRG Yield, Inc. reaches its expected return on its investment, which is expected to be achieved consistent with the expiry of the remaining lease term, allocations of income and cash thereafter will be 95% to NRG and 5% to NRG Yield, Inc. NRG also has an option to purchase NRG Yield, Inc.'s interest at fair value after the flip date occurs. NRG Yield, Inc. has committed to invest up to $150 million of cash contributions into the partnership over time, excluding the $26 million noted above.

•
NRG and NRG Yield, Inc. plan to form a new partnership that will invest in and hold operating portfolios of distributed solar assets developed by NRG Renew. The partnership will allow NRG to periodically monetize its distributed solar investments and NRG Yield, Inc. to invest in a growing segment of the solar market.

Under the terms of the partnership agreement, NRG Yield, Inc. will receive 95% of the economics until achieving a targeted return, expected to be achieved commensurate with the end of the customer contract period, after which NRG will receive 95% of the economics. NRG Yield, Inc. has initially committed to invest up to $100 million of cash equity into the partnership over time. While none of the commitment has been utilized to date, the partnership is expected to be fully invested over the next 18 months.

•
The Company announced that NRG Renew has entered into an agreement with Kaiser Permanente, one of the nation's largest not-for-profit healthcare providers, to utilize as much as 70 MWs of on-site solar energy to help Kaiser Permanente achieve its greenhouse gas emission reduction goals. The Company also announced that NRG Renew and SunShare are partnering to finance and build 8.2 MWs of community solar projects along the Front Range of Colorado.

Wind Resource Availability
In the first quarter of 2015, the Company's results were impacted by lower than normal wind resource availability. While the Company's wind facilities were available, adverse weather trends had a negative impact on wind resources. The Company cannot predict the impact of this trend on future performance or results.
Regulatory Matters
The Company’s regulatory matters are described in the Company’s 2014 Form 10-K in Item 1, Business — Regulatory Matters. These matters have been updated below and in Note 14, Regulatory Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
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

Federal Regulation
Court Rejects FERC’s Jurisdiction Over Demand Response — On May 23, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated FERC’s rules (known as Order No. 745) that allowed demand response resources to participate in FERC-jurisdictional energy markets. The Court of Appeals held that the Federal Power Act does not authorize FERC to exercise jurisdiction over demand response and that instead demand response is part of the retail market over which the states have jurisdiction. The specific order being challenged related to energy market compensation, but this ruling also calls into question whether demand response will be permitted to participate in the capacity markets in the future. Parties including the U.S. Solicitor General have filed petitions for a writ of certiorari with the U.S. Supreme Court. On May 4, 2015, the U.S. Supreme Court granted certiorari on two questions: first, on whether the FPA gives FERC jurisdiction over demand response, and second, whether FERC’s Order No. 745 correctly determined the level of compensation paid to generators participating in the energy markets. The eventual outcome of this proceeding could result in refunds of payments made for non-jurisdictional services and resettlement of wholesale markets, but it is not possible to predict the outcome or estimate the impact on the Company at this time.
East Region
PJM
New Jersey and Maryland's Generator Contracting Programs — The New Jersey Board of Public Utilities and the Maryland Public Service Commission awarded long-term power purchase contracts to generation developers to encourage the construction of new generation capacity in the respective states. The constitutionality of the long-term contracts was challenged and the U.S. District Court for the District of New Jersey (in an October 25, 2013, decision) and the U.S. District Court for the District of Maryland (in an October 24, 2013, decision) found that the respective contracts violated the Supremacy Clause of the U.S. Constitution and were preempted. On June 30, 2014, the U.S. Court of Appeals for the Fourth Circuit affirmed the Maryland District Court's decision. On September 11, 2014, the U.S. Court of Appeals for the Third Circuit affirmed the New Jersey District Court's decision. Various parties filed petitions for a writ of certiorari seeking U.S. Supreme Court review of both cases. On March 23, 2015, the U.S. Supreme Court requested the views of the U.S. Solicitor General. The outcome of this litigation and the validity of the contracts may affect future capacity prices in PJM.
Capacity Performance Proposal — On December 14, 2014, PJM requested FERC approval to substantially revamp its capacity market. Under that proposal, future annual capacity auctions would procure two categories of capacity resources: Capacity Performance resources and Base Capacity resources. PJM also would institute substantial new performance penalties on Capacity Performance resources that do not perform in real time during specified periods of high demand and substantially modify capacity bidding rules. On March 31, 2015, FERC issued a deficiency letter requesting additional information. On April 10, 2015, PJM responded to the deficiency letter and proposed amendments to its initial proposal. PJM requested that FERC approve its Capacity Performance proposal by June 9, 2015. FERC action on any PJM Capacity Performance proposal is likely to have a material impact on future PJM capacity prices.
On April 7, 2015, PJM submitted a request for waiver of its tariff to permit a delay of its next Base Residual Auction for a short period to allow FERC an opportunity to review and then issue an order on the pending Capacity Performance filing prior to the next Base Residual Auction. On April 24, 2015, FERC granted PJM’s request to defer the 2015 Base Residual Auction for the 2018/2019 Delivery Year until a week that is 30 to 75 days after a FERC order on PJM’s Capacity Performance proposal, but no later than the week ending August 14, 2015.
PJM “Stop Gap” Demand Response Filing — On January 14, 2015, PJM filed to implement “stop gap” rules governing the participation of demand response in the upcoming capacity auction (for the 2018/2019 delivery year), which would take effect only if the U.S. Supreme Court denies certiorari of the EPSA v. FERC decision.  Under the proposed new rules, PJM would prohibit demand response from participating in PJM’s capacity auction as a supply-side resource.  Instead, PJM proposed to create a new product, termed Wholesale Load Reduction, that would allow LSEs to bid reductions in demand, backed by physical demand response resources, into the auction.  Demand response resources participating as Wholesale Load Reduction would have a comparable impact on capacity clearing prices as demand response participating as supply, on a megawatt for megawatt basis.  The Company opposed PJM’s proposal. On March 31, 2015, FERC issued an order rejecting PJM's filing as premature.

New England
FCM Rules for 2014 Forward Capacity Auction — On February 28, 2014, ISO-NE filed with FERC the results of Forward Capacity Auction 8. On September 16, 2014, FERC issued a notice stating that the Forward Capacity Auction 8 results would go into effect by operation of law. Several parties requested rehearing of FERC’s notice. FERC rejected those requests on legal and procedural grounds. The matter was appealed to the U.S. Court of Appeals for the District of Columbia Circuit. On April 10, 2015, the U.S. Court of Appeals for the District of Columbia Circuit referred the matter to a full merits panel.

Complaint Against ISO-NE — On April 6, 2015, GEM filed a complaint against ISO-NE regarding ISO-NE’s conduct of the third Annual Reconfiguration Auction.  The Canal 2 unit suffered a transformer failure which significantly restricted the output of the facility.  The transformer was repaired in July 2014 and the unit was brought back to its full output.  ISO-NE, however, failed to recognize that the unit had been repaired and mistakenly submitted a capacity buy-bid for the 2015-2016 capacity year in the amount of the derate.  ISO-NE has denied the allegations.
New York
Demand Curve Reset and the Lower Hudson Valley Capacity Zone — On May 27, 2014, FERC denied rehearing and phase-in requests regarding its August 13, 2013, order on the creation of the Lower Hudson Valley Capacity Zone. The NYISO had previously approved the creation of a new Lower Hudson Valley Capacity Zone in New York, as part of the NYISO’s triennial adjustment of its capacity market parameters for the 2014-2017 period. The State of New York, NYSPSC and Central Hudson Gas & Electric Corp. challenged the FERC order before the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals for the Second Circuit held oral argument on September 12, 2014. The U.S. Court of Appeals for the Second Circuit upheld FERC's order creating the Lower Hudson Valley Capacity Zone as a separate capacity load zone.
Dunkirk Power Reliability Service — On March 14, 2012, Dunkirk Power filed a notice with the NYSPSC of its intent to mothball the Dunkirk Station no later than September 10, 2012.  The effects of the mothball on electric system reliability were reviewed by Niagara Mohawk Power Corporation, d/b/a National Grid.  As a result of those studies, National Grid determined that the mothball of the Dunkirk Station would have a negative impact on the reliability of the New York transmission system and that portions of the Dunkirk Station may be retained for reliability purposes via a non-market compensation arrangement.  On July 20, 2012, National Grid and Dunkirk Power agreed on the material terms for a bilateral RSSA and submitted those terms to the NYSPSC for rate recovery in National Grid's rates. On August 16, 2012, the NYSPSC approved terms and on August 27, 2012, Dunkirk Power and National Grid entered into the RSSA that began on September 1, 2012, and expired on May 31, 2013. In late 2012, National Grid issued a request for proposals with respect to its reliability need in the Dunkirk area for the two years beginning June 1, 2014. Dunkirk Power submitted a proposal and signed a second, two-year, contract on March 4, 2013, pursuant to which one unit (Unit 2) at Dunkirk will continue operating through May 31, 2015. The contract was submitted to the NYSPSC in March 2013 and approved in May 2013. On March 2, 2015, National Grid filed a request for NYSPSC approval of a seven-month extension of the RSSA with Dunkirk (to December 31, 2015) of the March 4, 2013 RSSA.  The matter is pending before the NYSPSC.
On July 12, 2012, Dunkirk Power filed a RMR agreement with FERC to protect the Company’s interests in the event National Grid and Dunkirk Power could not come to terms on a bilateral agreement for reliability support services. On February 19, 2015, FERC rejected the RMR agreement as unnecessary and clarified in a related docket that it was not intending to review either RSS agreement.
FERC Investigation of NYISO RMR Practices — On February 19, 2015, pursuant to Section 206 of the FPA, FERC found NYISO’s tariff to be unjust and unreasonable because it does not contain provisions governing the retention of and compensation to generating units for reliability. FERC ordered NYISO to adopt tariff provisions containing a proposed RMR rate schedule and pro forma RMR agreement within 120 days of the date of the FERC’s order. However, FERC clarified that NYISO’s RMR proposal will not require Dunkirk to enter into new pro forma agreements for the 2012 and 2013 RSSAs. On March 23, 2015, the NYSPSC filed a request for rehearing and a group of New York transmission owners filed a request for clarification.

Dunkirk Natural Gas Addition — On February 13, 2014, Dunkirk Power LLC and National Grid agreed to a term sheet for a 10-year agreement to govern the addition of natural gas-burning capabilities to the Dunkirk facility. This term sheet, known as the DNG Agreement Term Sheet, was approved by the NYSPSC on June 13, 2014.  On February 27, 2015, Entergy filed a complaint in the Northern District of New York alleging that the NYSPSC’s approval of the DNG Agreement Term Sheet represents an impermissible interference with FERC’s exclusive jurisdiction over the wholesale markets.  On April 20, 2015, Dunkirk Power LLC filed an unopposed motion to become a party to the proceeding.  Briefing is ongoing.

Independent Power Producers of New York (IPPNY) Complaint — On May 10, 2013, a generator trade association in New York filed a complaint at FERC against the NYISO. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments under RMR type agreements be excluded from the capacity market altogether or be offered at levels no lower than the resources' going-forward costs. The complaints point to the recent reliability services agreements entered into between the NYSPSC and generators, including Dunkirk Power, as evidence that capacity market prices are being influenced by non-market considerations. The complainants seek to prevent below-cost offers from artificially suppressing prices in the New York Control Area Installed Capacity Spot Market Auction.

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
On March 19, 2015, FERC denied IPPNY’s complaint and directed NYISO to establish a stakeholder process to consider whether there are circumstances that warrant the adoption of buyer-side mitigation rules in the rest-of-state, and whether mitigation measures would need to be in place to address any price suppressing effects of repowering agreements.
Competitive Entry Exemption to Buyer-Side Mitigation Rules — On December 4, 2014, pursuant to Section 206 of the FPA, a group of New York transmission owners filed a complaint seeking a competitive entry exemption to the current NYISO Buyer-Side Mitigation rules. On December 16, 2014, TDI USA Holdings Corporation filed a complaint under Section 206 against the NYISO claiming that the NYISO’s application of the Mitigation Exemption Test under the Buyer-Side Mitigation Rules to TDI’s Champlain Hudson 1,000 MW transmission line project is unjust and unreasonable and seeks an exemption from the Mitigation Exemption Test. On February 26, 2015, FERC granted the complaint filed by the New York transmission owners and directed the NYISO to adopt a competitive entry exemption into its tariff within 30 days.  In a companion order issued on the same day, FERC rejected the TDI complaint on the grounds that TDI’s concerns were adequately addressed by FERC’s first order.  On March 30, 2015, NRG filed a request for rehearing. Allowing a competitive entry exemption significantly degrades protections against uneconomic entry into the New York markets.
New York In-City Mitigation — On April 16, 2015, FERC issued an order on clarification and rehearing that established a mitigation bid floor for the Astoria Energy II generating unit, built in New York City in response to a NYPA-sponsored RFP.  FERC initially held that Astoria Energy II’s bid floor would incorporate a proxy cost of capital. In this order, FERC directs NYISO to recalculate the NYPA bid floor to reflect its lower actual cost of capital.  However, Astoria Energy II’s mitigation has rolled off and FERC’s order did not specify whether it intended its action was intended to be moot or to be applied retroactively.  FERC's order could have implications for the price of capacity in New York City.
Gulf Coast Region
ERCOT
Houston Import Project — At its April 8, 2014, meeting, the ERCOT Board endorsed a new 345 kV transmission line project designed to address purported reliability challenges related to congestion between north Texas into the Houston region. On November 14, 2014, the PUCT denied a challenge by the Company and Calpine Corp. regarding ERCOT's endorsement of the project. On April 24, 2015, the transmission owners filed for approval to amend their certificates of convenience and necessity with the PUCT to obtain the authorization to move forward with the project. The Company is continuing to contest ERCOT’s recommendation that the proposed line is needed for reliability purposes.
MISO
MATS Waiver — Indianapolis Power and Light Company, DTE Electric Company, MidAmerican Energy Company, Duke Energy Indiana, Inc., Consumers Energy Company, and Wisconsin Power & Light Company each separately requested a limited, one-time waiver from their obligations to meet the Resource Adequacy Requirement in the MISO tariff, addressing an approximate six-week gap between the EPA’s MATS compliance deadline and the end of MISO’s 2015-2016 capacity planning year. The EPA’s MATS rules establish limits for HAPs emitted from, among other sources, existing and planned coal-fired generators and went into effect on April 16, 2015, with a one-year compliance extension available. Because the MISO capacity planning year runs from June 1 to May 31, there is a gap between the MATS-driven retirements in April and the MISO planning year in June.
FERC granted several of the utilities' requests for the limited, one-time waivers, some of which continue to be contested on rehearing. These waivers distort the efficient operation of MISO's capacity market.

West Region
CAISO
Carlsbad Energy Center — On March 6, 2015, an Administrative Law Judge at the CPUC issued a proposed decision which would deny approval of the 20-year PPTA between SDG&E and NRG tied to the proposed Carlsbad Energy Center. On April 6, 2015, the President of the CPUC issued an alternate proposed decision which would conditionally approve a PPTA for capacity from the proposed Carlsbad Energy Center subject to two conditions: (1) that the project contract capacity be reduced from 600 MWs to 500 MWs and that (2) all of the remaining 100 MWs in residual procurement authority resulting from the amendment of the PPTA consist of preferred resources or energy storage. Both the proposed decision and the CPUC President’s alternate proposed decision are scheduled to go before the CPUC for a vote on May 21, 2015.
California Station Power — On December 18, 2012, the U.S. Court of Appeals for the District of Columbia Circuit upheld a decision by FERC disclaiming jurisdiction over how the states impose retail station power charges. This decision allowed the CPUC to establish retail charges for future station power consumption. Due to reservation-of-rights language in the California utilities' state-jurisdictional station power tariffs, the District Court's ruling arguably requires California generators to pay state-imposed retail charges back to the date of enrollment by the facilities in the CAISO's station period program. The CPUC approved revised station power tariffs in the SDG&E and PG&E service territories effective August 30, 2010. On April 10, 2015, the CPUC denied the final rehearing of the matter.
Environmental Matters
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require governmental authorizations to build and operate power plants. NRG is also subject to laws and regulations surrounding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. Environmental laws have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is likely to face new and more stringent requirements to address various emissions, including GHGs, as well as combustion byproducts, water discharge and use, and threatened and endangered species. In general, the Company expects future laws to require adding emissions controls or other environmental controls or to impose more restrictions on the operations of the Company's facilities, which could have a material effect on operations. The Company’s environmental matters are described in the Company’s 2014 Form 10-K in Item 1, Business — Environmental Matters. These matters have been updated in Note 15, Environmental Matters, to the Condensed Consolidated Financial Statements of this Form 10-Q as found in Item 1.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to this Form 10-Q as found in Item 1 for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended March 31,
(In millions except otherwise noted)	2015	2014	Change %
Operating Revenues
Energy revenue (a)	$1,676	$1,638	2%
Capacity revenue (a)	488	501	(3)
Retail revenue	1,663	1,525	9
Mark-to-market for economic hedging activities	(87)	(331)	74
Contract amortization	(8)	4	(300)
Other revenues (b)	94	149	(37)
Total operating revenues	3,826	3,486	10
Operating Costs and Expenses
Cost of sales (c)	2,134	2,222	(4)
Mark-to-market for economic hedging activities	191	(63)	403
Contract and emissions credit amortization (c)	4	15	(73)
Other cost of operations	733	563	30
Total cost of operations	3,062	2,737	12
Depreciation and amortization	395	335	18
Selling, general and administrative	263	222	18
Acquisition-related transaction and integration costs	10	12	(17)
Development activity expenses	34	19	79
Total operating costs and expenses	3,764	3,325	13
Gain on postretirement benefits curtailment and sale of assets	14	19	(26)
Operating Income	76	180	(58)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	(3)	7	143
Other income, net	19	11	73
Loss on debt extinguishment	—	(41)	(100)
Interest expense	(301)	(255)	18
Total other expense	(285)	(278)	3
Loss before Income Taxes	(209)	(98)	(113)
Income tax benefit	(73)	(31)	135
Net Loss	(136)	(67)	(103)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(16)	(11)	(45)
Net Loss Attributable to NRG Energy, Inc.	$(120)	$(56)	(114)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.98	$4.94	(40)%
(a) Includes realized gains and losses from financially settled transactions.
(b) Includes unrealized trading gains and losses.
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.

Management’s discussion of the results of operations for the three months ended March 31, 2015 and 2014
Loss before income taxes — The pre-tax loss of $209 million for the three months ended March 31, 2015, compared to pre-tax loss of $98 million for the three months ended March 31, 2014, primarily reflects:

•
an increase in gross margin of $205 million comprised of an increase in NRG Business gross margin of $21 million, an increase in NRG Home Retail gross margin of $73 million, a decrease in NRG Home Solar gross margin of $1 million, an increase in NRG Yield gross margin of $59 million and an increase in NRG Renew gross margin of $53 million; and

•	a net increase in operating costs of $316 million including operations and maintenance expense, depreciation and amortization, selling, general and administrative costs, and interest expense.
Net loss — The increase in net loss of $69 million primarily reflects the drivers discussed above, including an income tax benefit for the three months ended March 31, 2015, of $73 million, compared to an income tax benefit of $31 million in the comparable period.
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the three months ended March 31, 2015, and 2014:

	Average on Peak Power Price ($/MWh) (a)
	Three months ended March 31,
Region	2015	2014
Gulf Coast (b)
ERCOT - Houston	$26.46	$57.75
ERCOT - North	26.54	60.20
MISO - Louisiana Hub	37.25	66.96
East
NY J/NYC	81.54	156.12
NY A/West NY	53.77	105.40
NEPOOL	88.85	172.98
PEPCO (PJM)	61.53	133.16
PJM West Hub	57.40	112.30
West
CAISO - NP15	34.56	53.24
CAISO - SP15	32.76	53.77
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Gulf Coast region also transacts in PJM - West Hub.

NRG Business gross margin
The following is a discussion of gross margin for NRG Business, adjusted to eliminate intersegment activity, primarily with NRG Home.

	Three months ended March 31, 2015
(In millions except otherwise noted)	Gulf Coast	East	West	B2B	Subtotal	Eliminations	Total
Energy revenue	$616	$1,095	$24	$—	$1,735	$—	$1,735
Capacity revenue	58	319	37	—	414	—	414
Retail revenue	—	—	—	348	348	—	348
Other revenue	22	27	3	52	104	(16)	88
Operating revenue	696	1,441	64	400	2,601	(16)	2,585
Cost of sales	(351)	(681)	(17)	(346)	(1,395)	—	(1,395)
Gross Margin	$345	$760	$47	$54	$1,206	$(16)	$1,190
Business Metrics
MWh sold (in thousands) (a)	15,206	15,041	610
MWh generated (in thousands)	14,384	14,818	422
Electricity sales volume — GWh				4,586
Average customer count (in thousands, metered locations)				77
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Three months ended March 31, 2014
(In millions except otherwise noted)	Gulf Coast	East	West	B2B	Subtotal	Eliminations	Total
Energy revenue	$617	$1,166	$50	$—	$1,833	$—	$1,833
Capacity revenue	80	305	61	—	446	—	446
Retail revenue	—	—	—	443	443	—	443
Other revenue	21	54	1	43	119	(13)	106
Operating revenue	718	1,525	112	486	2,841	(13)	2,828
Cost of sales	(413)	(749)	(46)	(448)	(1,656)	—	(1,656)
Gross Margin	$305	$776	$66	$38	$1,185	$(13)	$1,172
Business Metrics
MWh sold (in thousands) (a)	15,145	12,588	289
MWh generated (in thousands)	14,249	12,515	345
Electricity sales volume — GWh				5,412
Average customer count (in thousands, metered locations)				75
(a) MWh sold excludes generation at facilities that generate revenue under capacity agreements.

	Three months ended March 31,
Weather Metrics	Gulf Coast	East	West
2015
CDDs (a)	82	118	17
HDDs (a)	2,569	8,855	813
2014
CDDs	88	92	1
HDDs	2,623	8,489	873
10 year average
CDDs	179	96	1
HDDs	2,107	7,335	1,168

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

NRG Business gross margin — increased by $21 million, including intercompany sales, during the three months ended March 31, 2015, compared to the same period in 2014, due to:

Increase in Gulf Coast region	$40
Decrease in East region	(16)
Decrease in West region	(19)
Increase in B2B	16
$21
The increase in gross margin in the Gulf Coast region was driven by:

Higher gross margin due to higher average realized prices, reflecting realized gains on settled hedges	$65
Lower gross margin due to the expiration of cooperative capacity contracts	(20)
Lower gross margin due to lower coal generation	(11)
Higher gross margin from an 8% increase in nuclear generation driven by reduced planned outages	6
$40
The decrease in gross margin in the East region was driven by:

Higher gross margin due to the EME acquisition in April 2014	$121
Higher gross margin as a result of new contracts starting in Q2 2014 offset by a decrease in pricing for power purchases for existing load-serving contracts	36
Lower gross margin due to a 27% decrease in generation and a 9% decrease in realized energy prices offset by a reduction in natural gas prices	(100)
Lower gross margin due to a 23% decrease in PJM hedged capacity prices resulting from lower cleared auction prices, partially offset by an increase of 33% in New York and New England hedged capacity prices driven by the new Lower Hudson Valley Capacity Zone.	(43)
Changes in commercial optimization activities	(15)
Other	(15)
$(16)
The decrease in gross margin in the West region was driven by:

Lower gross margin due to a drop in contracted capacity volumes due to decreased capacity demand and a decrease in prices	$(23)
Higher gross margin due to the EME acquisition in April 2014	9
Lower capacity gross margin due to the retirement of Coolwater	(4)
Other	(1)
$(19)
The increase in B2B gross margin was driven by:

Higher gross margin due to lower supply costs	$14
Higher gross margin for the energy services business	2
$16

NRG Home Retail gross margin
The following is a discussion of gross margin for NRG Home Retail.

	Three months ended March 31,
(In millions except otherwise noted)	2015	2014
Operating revenue	$1,312	$1,082
Cost of sales (a)	(971)	(814)
Gross Margin	$341	$268

Business Metrics
Electricity sales volume — GWh - Gulf Coast	7,549	6,616
Electricity sales volume — GWh - All other regions	2,614	1,217
Average NRG Home Retail customer count (in thousands) (b) (c)	2,815	2,228
NRG Home Retail customer count (in thousands) (b) (c)	2,784	2,381

(a)	Includes intercompany purchases of $250 million and $366 million in 2015 and 2014.

(b)	Excludes Discrete Customers.

(c)	The March 31, 2014 period, excludes customers related to the electric business of Dominion, acquired on March 31, 2014.

NRG Home Retail gross margin increased $73 million for the three months ended March 31, 2015, compared to the same period in 2014, due to:

Favorable impact of lower supply costs on the higher sales volumes resulting from weather conditions in 2015	$49
Increase in margins due primarily to lower supply costs and increased revenues from sales to Discrete Customers and Recurring Customers	24
$73

NRG Renew gross margin
The following is a discussion of gross margin for NRG Renew.

	Three months ended March 31,
	2015	2014
(In millions except otherwise noted)
Operating revenue	$109	$54
Cost of sales	(4)	(2)
Gross margin	$105	$52
Business Metrics
MWh sold (in thousands)	1,408	492
MWh generated (in thousands)	1,567	441
NRG Renew gross margin increased $53 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase in gross margin was primarily a result of the EME acquisition in April 2014 and improved performance at the Ivanpah project.

NRG Yield gross margin
The following is a discussion of gross margin for NRG Yield.

	Three months ended March 31,
	2015	2014
(In millions except otherwise noted)
Operating revenue	$185	$140
Cost of sales	(21)	(35)
Gross margin	$164	$105
Business Metrics
MWh sold (in thousands)	767	283
MWht sold (in thousands)	617	667
NRG Yield gross margin increased $59 million for the three months ended March 31, 2015, compared the same period in 2014. The increase in gross margin was primarily related to the acquisition of the Alta Wind Assets in August 2014 as well as the acquisition of the Walnut Creek, Tapestry Wind and Laredo Ridge projects from NRG, which were acquired in the EME acquisition in April 2014.
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $10 million during the three months ended March 31, 2015, compared to the same period in 2014.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended March 31, 2015
		NRG Business
	NRG Home	Gulf Coast	East	West	B2B	NRG Renew	NRG Yield	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(150)	$(146)	$2	$—	$—	$(2)	$(60)	$(356)
Reversal of acquired gain positions related to economic hedges	—	—	(19)	—	—	—	—	—	(19)
Net unrealized gains/(losses) on open positions related to economic hedges	—	238	(13)	4	1	—	9	49	288
Total mark-to-market gains/(losses) in operating revenues	$—	$88	$(178)	$6	$1	$—	$7	$(11)	$(87)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$128	$10	$4	$(1)	$41	$—	$—	$60	$242
Reversal of acquired gain positions related to economic hedges	(3)	—	—	(4)	—	—	—	—	(7)
Net unrealized losses on open positions related to economic hedges	(157)	(33)	(79)	—	(108)	—	—	(49)	(426)
Total mark-to-market (losses)/gains in operating costs and expenses	$(32)	$(23)	$(75)	$(5)	$(67)	$—	$—	$11	$(191)

(a)	Represents the elimination of the intercompany activity between NRG Home, NRG Business and NRG Yield.

	Three months ended March 31, 2014
		NRG Business
	NRG Home	Gulf Coast	East	West	B2B	NRG Renew	NRG Yield	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(52)	$21	$—	$—	$1	$—	$(36)	$(66)
Reversal of acquired gain positions related to economic hedges	—	—	(79)	(1)	—	—	—	—	(80)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(192)	(181)	(1)	(1)	(2)	—	192	(185)
Total mark-to-market (losses)/gains in operating revenues	$—	$(244)	$(239)	$(2)	$(1)	$(1)	$—	$156	$(331)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$14	$—	$4	$—	$15	$—	$—	$36	$69
Reversal of acquired loss positions related to economic hedges	—	—	2	—	—	—	—	—	2
Net unrealized gains/(losses) on open positions related to economic hedges	90	5	(14)	—	103	—	—	(192)	(8)
Total mark-to-market gains/(losses) in operating costs and expenses	$104	$5	$(8)	$—	$118	$—	$—	$(156)	$63

(a)	Represents the elimination of the intercompany activity between NRG Home, NRG Business, and NRG Renew.
Mark-to-market results consist of unrealized gains and losses. The settlement of these transactions is reflected in the same caption as the items being hedged.
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date.
For the three months ended March 31, 2015, the $87 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period largely offset by an increase in value of open positions as a result of decreases in natural gas and ERCOT electricity prices. The $191 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in value of open positions as a result of decreases in natural gas, coal, and ERCOT electricity prices offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
For the three months ended March 31, 2014, the $331 million loss in operating revenues from economic hedge positions was driven primarily by a decrease in value of open positions as a result of increases in forward natural gas and power prices and by the reversal of previously recognized unrealized gains on existing and acquired contracts that settled during the period. The $63 million gain in operating costs and expenses from economic hedge positions was driven by the reversal of previously recognized unrealized losses on contracts that settled during the period partially offset by a decrease in value of open positions as a result of decreases in coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended March 31, 2015, and 2014. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Three months ended March 31,
(In millions)	2015	2014
Trading gains/(losses)
Realized	$25	$43
Unrealized	(22)	15
Total trading gains	$3	$58

Other Operating Costs

	NRG Business				NRG Home Retail	NRG Home Solar	NRG	NRG	Eliminations
	Gulf Coast	East	West	B2B			Renew	Yield		Total
	(In millions)
Three months ended March 31, 2015	$201	$309	$47	$29	$74	$1	$43	$53	$(24)	$733
Three months ended March 31, 2014	201	216	42	27	59	—	22	25	(29)	563
Other operating costs increased by $170 million for the three months ended March 31, 2015, compared to the same period in 2014, due to:

Increase due to the acquisition of EME in April 2014 and Alta Wind in August 2014	$120
Increase in operations and maintenance expense for NRG Business related to the timing of maintenance and outages	16
Increase in property taxes in part due to a tax settlement in the prior year for Bowline	11
Increase in operating costs for NRG Home Retail related to the acquisition of Dominion in 2014	9
Increase in operations and maintenance expense related to Ivanpah reaching commercial operations in early 2014	7
Increase in operations and maintenance expense related to El Segundo Energy Center related to the forced outage in the first quarter of 2015	5
Other	2
$170
Depreciation and Amortization
Depreciation and amortization increased by $60 million for the three months ended March 31, 2015, compared to the same period in 2014, due primarily to depreciation expense of $37 million from the acquisition of EME and $16 million from the acquisition of Alta Wind.
Selling, General and Administrative Expenses
Selling, general and administrative expenses is comprised of the following:

	Three months ended March 31,
(In millions)	2015	2014
General and administrative expenses	$155	$152
Selling and marketing expenses	108	70
	$263	$222
General and administrative expenses increased by $3 million for the three months ended March 31, 2015, compared to the same period in 2014. Selling and marketing expenses increased by $38 million compared to the prior year primarily due to the acquisitions of RDS and Pure Energies, which provided NRG Home Solar with an installation team, internet and telephonic sales team and certain sales channels.
Equity in Earnings of Unconsolidated Affiliates
NRG's equity in earnings of unconsolidated affiliates decreased by $10 million for the three months ended March 31, 2015, as compared to the same period in 2014, due primarily to a change in the value of gas swaps at certain equity method investments and losses incurred by the Company's interest in Petra Nova Parish Holdings LLC.

Interest Expense
NRG's interest expense increased by $46 million for the three months ended March 31, 2015, compared to the same period in 2014 due to the following:

Increase in interest expense	(In millions)
Increase due to the acquisition of EME in April 2014 and Alta Wind in August 2014	$37
Increase for the 2022 Senior Notes issued in January 2014 and 2024 Senior Notes issued in April 2014	21
Increase due to issuance of NRG Yield Operating LLC 2024 Senior Notes issued in 2014	8
Decrease due to the redemption of 7.625% and 8.5% Senior Notes due 2019	(23)
Other	3
$46
Income Tax Benefit
For the three months ended March 31, 2015, NRG recorded an income tax benefit of $73 million on a pre-tax loss of $209 million. For the same period in 2014, NRG recorded an income tax benefit of $31 million on a pre-tax loss of $98 million. The effective tax rate was 34.9% and 31.6% for the three months ended March 31, 2015, and 2014, respectively.
For the three months ended March 31, 2015, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of production tax credits generated from our wind assets partially offset by non-taxable equity earnings and tax expense attributable to consolidated partnerships.
For the three months ended March 31, 2014, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of non-taxable equity earnings, production tax credits and the impact of state and local income taxes.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
For the three months ended March 31, 2015, and 2014, net loss attributable to noncontrolling interests primarily reflects NRG Yield, Inc.'s share of net income for the period after the initial public offering, offset by losses attributable to the noncontrolling partners for Ivanpah.

Liquidity and Capital Resources
Liquidity Position
As of March 31, 2015, and December 31, 2014, NRG's liquidity, excluding collateral received, was approximately $4.0 billion and $3.9 billion, respectively, comprised of the following:

(In millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$2,164	$2,116
Restricted cash	443	457
Total	2,607	2,573
Total credit facility availability	1,424	1,367
Total liquidity, excluding collateral received	$4,031	$3,940
For the three months ended March 31, 2015, total liquidity, excluding collateral received, increased by $91 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at March 31, 2015, were predominantly held in money market mutual funds and bank deposits.
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
Restricted Payments Tests
Of the $2.2 billion of cash and cash equivalents of the Company as of March 31, 2015, $275 million and $334 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases. Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of March 31, 2015, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments. Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn Senior Notes due 2018 and 2020 and the related indentures restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At March 31, 2015, GenOn met the consolidated debt ratio component of the restricted payments test.

Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from new and existing financing arrangements, existing cash on hand and cash flows from operations. As described in Note 7, Debt and Capital Leases, to this Form 10-Q and Note 12, Debt and Capital Leases, to the Company's 2014 Form 10-K, the Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, the GenOn Senior Notes, the GenOn Americas Generation Senior Notes, and project-related financings.
Cash Proceeds from Sale of Assets to NRG Yield, Inc.
On January 2, 2015, the Company sold the following facilities to NRG Yield, Inc.: (i) Walnut Creek, a 485 MW natural gas facility located in City of Industry, California; (ii) the Tapestry projects, which include Buffalo Bear, a 19 MW wind facility in Buffalo, Oklahoma; Pinnacle, a 55 MW wind facility in Keyser, West Virgina; and Taloga, a 130 MW wind facility in Putnum, Oklahoma; and (iii) Laredo Ridge, an 80 MW wind facility located in Petersburg, Nebraska. NRG Yield, Inc. paid total cash consideration of $489 million, including $9 million of working capital adjustments, plus assumed project level debt of $737 million. The sale was recorded as a transfer of entities under common control and the related assets were transferred at carrying value. NRG Yield, Inc. utilized cash on hand and borrowings under its revolving credit facility of $210 million to fund the acquisition. Subsequently, $15 million of the balance outstanding under its revolving credit facility was repaid.

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
The Company's lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of March 31, 2015, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MWs hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of March 31, 2015:

Equivalent Net Sales Secured by First Lien Structure (a)	2015	2016	2017	2018	2019
In MW	693	2,873	874	176	—
As a percentage of total net coal and nuclear capacity (b)	12%	50%	15%	3%	—%

(a)	Equivalent net sales include natural gas swaps converted using a weighted average heat rate by region.

(b)
Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien which excludes coal assets acquired in the GenOn and EME (Midwest Generation) acquisitions, assets in NRG Yield, Inc. and NRG's assets that have project level financing.

Uses of Liquidity
The Company's requirements for liquidity and capital resources, other than for operating its facilities, can generally be categorized by the following: (i) commercial operations activities; (ii) debt service obligations; (iii) capital expenditures, including repowering and renewable development, and environmental; and (iv) allocations in connection with the Capital Allocation Program including acquisition opportunities, debt repayments, return of capital and dividend payments to stockholders.
The Company may offer certain assets to NRG Yield, Inc. pursuant to the Right of First Offer Agreement. Should NRG Yield, Inc. purchase the assets offered, the Company intends to allocate cash in an amount approximately equal to the proceeds received from the sale of assets to NRG Yield, Inc. equally among common share repurchases, corporate debt reduction and investment in contracted assets that could be considered for future sale to NRG Yield, Inc.

Commercial Operations
NRG's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of March 31, 2015, commercial operations had total cash collateral outstanding of $400 million, and $713 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of March 31, 2015, total collateral held from counterparties was $39 million in cash and $48 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG's credit ratings and general perception of its creditworthiness.
Cash Grants
As of March 31, 2015, the Company had a net renewable energy grant receivable of $68 million, including $54 million for Ivanpah, net of sequestration. NRG believes it has complied with all material obligations under the 1603 Cash Grant Program and is actively pursuing indemnification and is working with the U.S. Treasury Department to obtain payment on the remaining 1603 applications the Company or its subsidiaries have submitted.
Indemnity Receivable
The Company has a receivable of $75 million pursuant to an indemnity agreement the Company has with SunPower Corporation, Systems, or SunPower, relating to the CVSR project.  Pursuant to the purchase and sale agreement for the CVSR project between NRG and SunPower, SunPower agreed to indemnify NRG up to $75 million if Treasury made certain determinations and awarded a reduced 1603 cash grant for the project.  SunPower has refused to honor its contractual indemnification obligation.  As a result, on March 19, 2014, NRG filed a lawsuit against SunPower in California state court, alleging breach of contract and also seeking a declaratory judgment that SunPower has breached its indemnification obligation.  NRG is seeking $75 million in damages from SunPower. On April 2, 2015, SunPower filed its answer to the lawsuit and also a cross-complaint alleging that NRG owes SunPower $7.5 million as a result of SunPower having paid more than its required share to cover the repayment of the DOE cash grant bridge loans.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments for the three months ended March 31, 2015, and the currently estimated capital expenditure and growth investments forecast for the remainder of 2015.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
NRG Business
Gulf Coast	$55	$22	$5	$82
East	27	52	7	86
West	1	—	—	1
B2B	1	—	—	1
NRG Home Retail	6	—	—	6
NRG Home Solar	—	—	32	32
NRG Renew	—	—	30	30
NRG Yield	3	—	—	3
Corporate	6	—	5	11
Total cash capital expenditures for the three months ended March 31, 2015	99	74	79	252
Other investments (a)	—	—	55	55
Funding from debt financing, net of fees	—	(25)	(3)	(28)
Funding from third party equity partners	(11)	—	(10)	(21)
Total capital expenditures and investments, net of financings	88	49	121	258

Estimated capital expenditures for the remainder of 2015	421	283	1,190	1,894
Other investments (a)	—	—	40	40
Funding from debt financing, net of fees	—	(12)	(139)	(151)
Funding from third party equity partners and cash grants	(14)	—	(362)	(376)
NRG estimated capital expenditures for the remainder of 2015, net of financings	$407	$271	$729	$1,407

(a)	Other investments includes restricted cash activity.

•
Environmental capital expenditures — For the three months ended March 31, 2015, the Company's environmental capital expenditures included SO2 and particulate controls at the Powerton and Waukegan facilities, controls to satisfy MATS and NSR settlement at the Big Cajun II facility and NOx controls for the Sayreville and Gilbert facilities.

•
Growth Investments capital expenditures — For the three months ended March 31, 2015, the Company's growth investment expenditures included $62 million for solar projects, $7 million for fuel conversions, $5 million for repowering projects and $5 million for the Company's other growth projects.

Environmental Capital Expenditures
Based on current (and in some cases proposed) rules, technology and preliminary plans based on some proposed rules, NRG estimates that environmental capital expenditures from 2015 through 2019 required to comply with environmental laws will be approximately $614 million which includes $57 million for GenOn and $440 million for plants acquired in the EME acquisition.
In connection with the acquisition of EME, as further described in Note 3, Business Acquisitions and Dispositions, of this Form 10-Q, NRG has committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with environmental regulations.

2015 Capital Allocation Program
Dividends
The following table lists the dividends paid during the three months ended March 31, 2015:

First Quarter 2015
Dividends per Common Share	$0.145
On April 20, 2015, NRG declared a quarterly dividend on the Company's common stock of $0.145 per share, payable May 15, 2015, to stockholders of record as of May 1, 2015, representing $0.58 on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Share Repurchases
In December 2014, the Company was authorized to repurchase $100 million of its common stock under the 2015 Capital Allocation Program. In March 2015, the Company was authorized to repurchase an additional $100 million of its common stock under the 2015 Capital Allocation Program. The purchase of common stock was made using cash on hand. As of December 31, 2014, the Company had purchased 1,624,360 shares of NRG common stock for approximately $44 million at an average cost of $26.95 per share. In the first quarter of 2015, the Company purchased an additional 3,146,484 shares of NRG common stock for approximately $79 million at an average cost of $25.15 per share. In April 2015, the Company purchased an additional 1,328,329 shares of NRG common stock for approximately $33 million at an average cost of $24.47 per share. Approximately $44 million is remaining under the initial authorizations. In addition, in the second quarter of 2015, the Company's board of directors authorized the repurchase of an additional $81 million of the Company's common stock.
Fuel Repowerings and Conversions
The table below lists the currently projected repowering and conversion projects at certain NRG Business facilities:

Facility	Net Generation Capacity (MW)	Project Type	Fuel Type	Targeted COD
Fuel Conversions - Regulatory Compliance(a)
Big Cajun Unit 2	575	Natural Gas Conversion	Natural Gas	Spring 2015
Joliet Units 6, 7 and 8	1,326	Natural Gas Conversion	Natural Gas	Summer 2016
Total	1,901
Repowering and Fuel Conversions - Growth Investments(b)
Avon Lake Units 7 and 9	732	Natural Gas Conversion	Natural Gas	Fall 2016
Dunkirk Units 2, 3 and 4	445	Natural Gas Conversion	Natural Gas	Spring 2016
Encina Units 1, 2, 3, 4, 5 and GT(c)	633	Repowering	Natural Gas	Fall 2017
Mandalay Units 1 and 2(c)	262	Repowering	Natural Gas	Spring 2020
New Castle Units 3, 4 and 5	325	Natural Gas Conversion	Natural Gas	Summer 2016
Portland Units 1 and 2	401	Ultra-Low Sulfur Diesel Conversion	Ultra-Low Sulfur Diesel	Summer 2016
P.H. Robinson Peakers 1-6	330	Repowering	Natural Gas	Spring 2016
Shawville Units 1, 2, 3 and 4	597	Natural Gas Conversion	Natural Gas	Summer 2016
Total	3,725

Total Fuel Repowerings and Conversions	5,626
(a) The Company plans to incur environmental capital expenditures associated with controls to satisfy MATS. These expenditures are included in the Company's environmental capital expenditures estimate noted above.
(b) Expenditures incurred for these projects are included in the Company's growth investments capital expenditures.
(c) Projects are subject to applicable regulatory approvals and permits.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative three month periods:

	Three months ended March 31,
	2015	2014	Change
	(In millions)
Net cash provided by operating activities	$260	$391	$(131)
Net cash used in/(provided by) investing activities	(270)	124	(394)
Net cash provided by financing activities	40	416	(376)
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Decrease in operating income adjusted for non-cash items	$(227)
Change in cash collateral in support of risk management activities	194
Other changes in working capital	(98)
$(131)
Net Cash Used In Investing Activities
Changes to net cash used in investing activities were driven by:

(In millions)
Decrease in cash grant receipts, primarily reflecting the prior year receipt of the CVSR cash grant	$(385)
Decrease in cash paid for acquisitions	217
Prior year receipt of cash for assets sold	(77)
Prior year receipt of cash proceeds to fund cash grant bridge loan payment	(57)
Increase in restricted cash	(45)
Increase in capital expenditures related to maintenance and environmental projects	(15)
Other	(32)
$(394)
Net Cash Provided By Financing Activities
Changes to net cash provided by financing activities were driven by:

(In millions)
Net decrease in borrowings, offset by debt payments	$(537)
Increase in financing element of acquired derivatives	263
Increase in repurchases of treasury stock	(79)
Decrease in cash contributions from noncontrolling interest	(34)
Decrease in cash paid for deferred financing costs	23
Other	(12)
$(376)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the three months ended March 31, 2015, the Company had a total domestic pre-tax book loss of $217 million and foreign pre-tax book income of $8 million. As of March 31, 2015, the Company has cumulative domestic NOL carryforwards of $4.3 billion and cumulative state NOL carryforwards of $3.3 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $200 million, of which $1 million will expire in 2015 of which $199 million do not have an expiration date.
In addition to these amounts, the Company has $73 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $50 million in 2015.
However, as the position remains uncertain for the $73 million of tax effected uncertain tax benefits, the Company has recorded a non-current tax liability of $55 million and may accrue the remaining balance as an increase to non-current liabilities until final resolution with the related taxing authority. The $55 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. The Company is not subject to U.S. federal income tax examinations for years prior to 2011. With few exceptions, state and local income tax examinations are no longer open for years before 2009. The Company's primary foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2010.
As of March 31, 2015, NRG has net deferred tax assets of $1.7 billion, which the Company believes is realizable primarily through the generation of future income before income taxes. In order to be able to consider future earnings in the assessment of the realizability of deferred tax assets, general accepted accounting principles indicate the Company should not have cumulative losses in the recent past. Should NRG determine it cannot utilize estimates of future earnings in its assessment, NRG could be required to establish a valuation allowance for up to the full amount of its deferred tax asset.
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
Derivative Instrument Obligations
The Company's 2.822% Preferred Stock includes a feature which is considered an embedded derivative in accordance with ASC 815. Although it is considered an embedded derivative, it is exempt from derivative accounting as it is excluded from the scope pursuant to ASC 815. As of March 31, 2015, based on the Company's stock price, the embedded derivative was out-of-the-money and had no redemption value.
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of March 31, 2015, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 8, Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $335 million as of March 31, 2015. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2014 Form 10-K.

Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2014 Form 10-K. See also Note 7, Debt and Capital Leases, and Note 13, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three months ended March 31, 2015.

Fair Value of Derivative Instruments
NRG may enter into power purchase and sales contracts, fuel purchase contracts and other energy-related financial instruments to mitigate variability in earnings due to fluctuations in spot market prices and to hedge fuel requirements at generation facilities or retail load obligations. In addition, in order to mitigate interest rate risk associated with the issuance of the Company's variable rate and fixed rate debt, NRG enters into interest rate swap agreements. The following disclosures about fair value of derivative instruments provide an update to, and should be read in conjunction with, Fair Value of Derivative Instruments in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's 2014 Form 10‑K.
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at March 31, 2015, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at March 31, 2015.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2014	$413
Contracts realized or otherwise settled during the period	(154)
Changes in fair value	(173)
Fair Value of Contracts as of March 31, 2015	$86

	Fair Value of Contracts as of March 31, 2015
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 1	$22	$31	$(19)	$—	$34
Level 2	105	(17)	(35)	(35)	18
Level 3	18	19	(1)	(2)	34
Total	$145	$33	$(55)	$(37)	$86
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of March 31, 2015, NRG's net derivative asset was $86 million, a decrease to total fair value of $327 million as compared to December 31, 2014. This decrease was driven by the roll-off of trades that settled during the period and losses in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $403 million in the net value of derivatives as of March 31, 2015. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $361 million in the net value of derivatives as of March 31, 2015.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NRG is exposed to several market risks in the Company's normal business activities. Market risk is the potential loss that may result from market changes associated with the Company's merchant power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, credit risk and currency exchange risk. The following disclosures about market risk provide an update to, and should be read in conjunction with, Item 7A — Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2014 Form 10-K.
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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three months ending March 31, 2015, and 2014:

(In millions)	2015	2014
VaR as of March 31,	$47	$78
Three months ended March 31,
Average	$47	$88
Maximum	54	142
Minimum	38	73
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of March 31, 2015, for the entire term of these instruments entered into for both asset management and trading was $46 million, primarily driven by asset-backed transactions.
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
The Company's project subsidiaries enter into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. See Note 12, Debt and Capital Leases, of the Company's 2014 Form 10-K, as well as Note 7, Debt and Capital Leases of this Form 10-Q, for more information on the Company's interest rate swaps.
If all of the above swaps had been discontinued on March 31, 2015, the Company would have owed the counterparties $202 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of March 31, 2015, a 1% change in variable interest rates would result in a $23 million change in interest expense on a rolling twelve month basis.
As of March 31, 2015, the fair value and related carrying value of the Company's debt was $20.7 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $1.4 billion.

Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $302 million as of March 31, 2015, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $193 million as of March 31, 2015. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2015.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through March 31, 2015, see Note 13, Commitments and Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2014 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2014 Form 10‑K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2014, the Company's board of directors authorized the Company to repurchase $100 million of its common stock under the 2015 Capital Allocation Program. The authorization did not specify an expiration date. The Company completed the repurchase of the $100 million of its common stock in February 2015.  In March 2015, the Company's board of directors authorized the Company to repurchase an additional $100 million of its common stock under the 2015 Capital Allocation Program. The authorization did not specify an expiration date. In the second quarter of 2015, the Company's Board of Directors authorized the Company to repurchase an additional $81 million of its common stock.
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended March 31, 2015.

For the year ended December 31, 2014	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Month #1
(January 1, 2015 to January 31, 2015)	1,755,976	$25.19	1,755,976	$11,945,519
Month #2
(February 1, 2015 to February 28, 2015)	468,854	$25.46	468,854	$—
Month #3
(March 1, 2015 to March 31, 2015)	921,654	$24.92	921,654	$77,022,130
Total	3,146,484	$25.15	3,146,484
(a) The average price paid per share excludes commissions of $0.015 per share paid in connection with the share repurchases.
(b) Includes commissions of $0.015 per share paid in connection with the share repurchases.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	One Hundred-Fifteenth Supplemental Indenture, dated as of April 8, 2015, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 9, 2015.
4.2	Fifth Supplemental Indenture, dated as of April 8, 2015, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 9, 2015.
4.3	One Hundred-Sixteenth Supplemental Indenture, dated as of April 29, 2015, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2015.
4.4	Sixth Supplemental Indenture, dated as of April 29, 2015, among NRG Energy, Inc., the guarantors named therein and Law Debenture Trust Company of New York.	Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 30, 2015.
10.1	Second Amended and Restated Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2015.
31.1	Rule 13a-14(a)/15d-14(a) certification of David Crane.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ DAVID CRANE
David Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: May 8, 2015	Chief Accounting Officer (Principal Accounting Officer)