Form 10-Q
period 2016-09-30
NRG ENERGY, INC.
filed 2016-11-04
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2016

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
Yes ☐       No ☒
As of October 31, 2016, there were 315,442,997 shares of common stock outstanding, par value $0.01 per share.

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

•
Operating and financial restrictions placed on NRG and its subsidiaries that are contained in the indentures governing NRG's outstanding notes, in NRG's 2016 Senior Credit Facility, and in debt and other agreements of certain of NRG subsidiaries and project affiliates generally;

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

2016 Senior Credit Facility	NRG’s senior secured credit facility, comprised of a $1.9 billion term loan facility and a $2.5 billion revolving credit facility, which replaces the Senior Credit Facility.
2016 Term Loan Facility	The Company's $1.9 billion term loan facility due 2023, a component of the 2016 Senior Credit Facility.
AEP	American Electric Power Company Inc.
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
BACT	Best Available Control Technology
BETM	Boston Energy Trading and Marketing LLC
BTU	British Thermal Unit
Buffalo Bear	Buffalo Bear, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Buffalo Bear project
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CDD	Cooling Degree Day
CDFW	California Department of Fish and Wildlife
CDWR	California Department of Water and Resources
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CERT	Combustion Emissions Reduction Technologies, LLC
CFTC	U.S. Commodity Futures Trading Commission
COD	Commercial Operation Date
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
CPP	Clean Power Plan
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CVSR	California Valley Solar Ranch
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
Discrete Customers	Customers measured by unit sales of one-time products or services, such as one-time in-home product installation/maintenance, portable solar products and portable battery solutions
Distributed Solar	Solar power projects that primarily sell power produced to customers for usage on site, or are interconnected to sell power into the local distribution grid

DSI	Dry Sorbent Injection with Trona
Economic gross margin	Sum of energy revenue, capacity revenue and other revenue, less cost of fuels and other cost of sales
EGU	Electric Generating Unit
El Segundo Energy Center	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EMAAC	Eastern Mid-Atlantic Area Council
EME	Edison Mission Energy
Energy Plus Holdings	Energy Plus Holdings LLC and Energy Plus Natural Gas LLC
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESCO	Energy Service Company
ESP	Electrostatic Precipitator
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
ESPS	Existing Source Performance Standards
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FirstEnergy	FirstEnergy Corp.
FPA	Federal Power Act
FTRs	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.5% senior notes due 2021 and $329 million of 9.125% senior notes due 2031
GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and, except where the context indicates otherwise, its subsidiaries, which include the coal generation units at two generating facilities under operating leases
GenOn Senior Notes
GenOn's $1.8 billion outstanding unsecured senior notes consisting of $691 million of 7.875% senior notes due 2017, $650 million of 9.5% senior notes due 2018, and $489 million of 9.875% senior notes due 2020

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

HLBV	Hypothetical Liquidation at Book Value
HLM	High Lonesome Mesa, LLC
IASB	Independent Accounting Standards Board
IFRS	International Financial Reporting Standards
IL CPS	Illinois Combined Pollutant Standard
ILU	Illinois Union Insurance Company
ISO	Independent System Operator

ISO-NE	ISO New England Inc.
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were sold to NRG Yield, Inc. on January 2, 2015
KPPH	1,000 Pounds Per Hour
kWh	Kilowatt-hours
Laredo Ridge	Laredo Ridge Wind, LLC, the operating subsidiary of Mission Wind Laredo, LLC, which owns the Laredo Ridge project
LIBOR	London Inter-Bank Offered Rate
LSE	Load Serving Entity
LTIPs	Collectively, the NRG Long-Term Incentive Plan and the NRG GenOn Long-Term Incentive Plan
MAAC	Mid-Atlantic Area Council
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass Market	Residential and small commercial customers
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDE	Maryland Department of the Environment
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts
MWG	Midwest Generation, LLC
MWh	Saleable megawatt hours, net of internal/parasitic load megawatt-hours
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield	Reporting segment that includes the projects held by NRG Yield, Inc.
NRG Yield 2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019 issued by NRG Yield, Inc.
NRG Yield 2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020 issued by NRG Yield, Inc.
NRG Yield, Inc.	NRG Yield, Inc., the owner of 53.3% of the economic interests of NRG Yield LLC with a controlling interest, and issuer of publicly held shares of Class A and Class C common stock
NRG Yield Operating 2024 Senior Notes	NRG Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
NRG Yield Operating 2026 Senior Notes	NRG Yield Operating LLC's $350 million of 5.00% unsecured senior notes due 2026
NSR	New Source Review
NSPS	New Source Performance Standards
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2

NYAG	State of New York Office of Attorney General
NYISO	New York Independent System Operator
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
OCI	Other Comprehensive Income/(Loss)
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PG&E	Pacific Gas and Electric Company
Pinnacle	Pinnacle Wind, LLC, the operating subsidiary of Tapestry Wind LLC, which owns the Pinnacle project
PJM	PJM Interconnection, LLC
PM	Particulate Matter
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utility Commission of Ohio
PUCT	Public Utility Commission of Texas
RAPA	Resource Adequacy Purchase Agreement
RCRA	Resource Conservation and Recovery Act of 1976
REMA	NRG REMA LLC, which leases a 100% interest in the Shawville generating facility and 16.7% and 16.5% interests in the Keystone and Conemaugh generating facilities, respectively
Reliant Energy	Reliant Energy Retail Services, LLC
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

Senior Notes
As of September 30, 2016, the Company’s $5.8 billion outstanding unsecured senior notes, consisting of $584 million of 7.625% senior notes due 2018, $399 million of 7.875% senior notes due 2021, $992 million of 6.25% senior notes due 2022, $869 million of 6.625% senior notes due 2023, $734 million of 6.25% senior notes due 2024, $1.0 billion of 7.25% senior notes due 2026 and $1.25 billion of 6.625% senior notes due 2027.

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

TSA	Transportation Services Agreement
TWCC	Texas Westmoreland Coal Co.
UPMC	University of Pittsburgh Medical Center
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity
Walnut Creek	NRG Walnut Creek, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except for per share amounts)	2016	2015	2016	2015
Operating Revenues
Total operating revenues	$3,952	$4,434	$9,819	$11,663
Operating Costs and Expenses
Cost of operations	2,793	3,042	6,738	8,551
Depreciation and amortization	357	382	979	1,173
Impairment losses	8	263	123	263
Selling, general and administrative	282	327	802	878
Acquisition-related transaction and integration costs	—	3	7	16
Development activity expenses	23	38	67	109
Total operating costs and expenses	3,463	4,055	8,716	10,990
Gain on sale of assets and postretirement benefits curtailment, net	266	—	215	14
Operating Income	755	379	1,318	687
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	16	24	13	29
Impairment loss on investment	(8)	—	(147)	—
Other income, net	9	4	35	27
Loss on debt extinguishment, net	(50)	(2)	(119)	(9)
Interest expense	(280)	(291)	(841)	(855)
Total other expense	(313)	(265)	(1,059)	(808)
Income/(Loss) Before Income Taxes	442	114	259	(121)
Income tax expense/(benefit)	49	47	95	(43)
Net Income/(Loss)	393	67	164	(78)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	(9)	1	(49)	(10)
Net Income/(Loss) Attributable to NRG Energy, Inc.	402	66	213	(68)
Gain on redemption, net of dividends for preferred shares	—	5	(73)	15
Income/(Loss) Available for Common Stockholders	$402	$61	$286	$(83)
Earnings/(Loss) per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	316	331	315	334
Earnings/(Loss) per Weighted Average Common Share — Basic	$1.27	$0.18	$0.91	$(0.25)
Weighted average number of common shares outstanding — diluted	317	332	316	334
Earnings/(Loss) per Weighted Average Common Share — Diluted	$1.27	$0.18	$0.91	$(0.25)
Dividends Per Common Share	$0.03	$0.15	$0.21	$0.44
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Income/(Loss)	$393	$67	$164	$(78)
Other Comprehensive Income/(Loss), net of tax
Unrealized gains/(losses) on derivatives, net of income tax (benefit)/expense of $(1), $(12), $1 and $(6)	27	(6)	(8)	(2)
Foreign currency translation adjustments, net of income tax benefit of $0 , $5, $0 and $6	3	(8)	6	(10)
Available-for-sale securities, net of income tax expense of $0, $6, $0 and $1	—	(7)	1	(11)
Defined benefit plans, net of tax expense of $0, $2, $0 and $6	31	3	32	9
Other comprehensive income/(loss)	61	(18)	31	(14)
Comprehensive Income/(Loss)	454	49	195	(92)
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(2)	(17)	(70)	(34)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	456	66	265	(58)
Gain on redemption, net of dividends for preferred shares	—	5	(73)	15
Comprehensive Income/(Loss) Available for Common Stockholders	$456	$61	$338	$(73)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In millions, except shares)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,435	$1,518
Funds deposited by counterparties	16	106
Restricted cash	480	414
Accounts receivable, net	1,362	1,157
Inventory	1,017	1,252
Derivative instruments	964	1,915
Cash collateral paid in support of energy risk management activities	337	568
Renewable energy grant receivable, net	34	13
Current assets held-for-sale	—	6
Prepayments and other current assets	369	442
Total current assets	7,014	7,391
Property, plant and equipment, net	18,203	18,732
Other Assets
Equity investments in affiliates	900	1,045
Notes receivable, less current portion	21	53
Goodwill	999	999
Intangible assets, net	2,106	2,310
Nuclear decommissioning trust fund	605	561
Derivative instruments	256	305
Deferred income taxes	189	167
Non-current assets held-for-sale	—	105
Other non-current assets	1,198	1,214
Total other assets	6,274	6,759
Total Assets	$31,491	$32,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1,221	$481
Accounts payable	945	869
Derivative instruments	969	1,721
Cash collateral received in support of energy risk management activities	16	106
Current liabilities held-for-sale	—	2
Accrued expenses and other current liabilities	1,150	1,196
Total current liabilities	4,301	4,375
Other Liabilities
Long-term debt and capital leases	18,018	18,983
Nuclear decommissioning reserve	284	326
Nuclear decommissioning trust liability	309	283
Deferred income taxes	47	19
Derivative instruments	475	493
Out-of-market contracts, net	1,065	1,146
Non-current liabilities held-for-sale	—	4
Other non-current liabilities	1,480	1,488
Total non-current liabilities	21,678	22,742
Total Liabilities	25,979	27,117
2.822% convertible perpetual preferred stock	—	302
Redeemable noncontrolling interest in subsidiaries	19	29
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	8,370	8,296
Retained deficit	(2,791)	(3,007)
Less treasury stock, at cost — 102,140,814 and 102,749,908 shares, respectively	(2,399)	(2,413)
Accumulated other comprehensive loss	(142)	(173)
Noncontrolling interest	2,451	2,727
Total Stockholders’ Equity	5,493	5,434
Total Liabilities and Stockholders’ Equity	$31,491	$32,882

See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$164	$(78)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	44	28
Depreciation and amortization	979	1,173
Provision for bad debts	36	49
Amortization of nuclear fuel	39	36
Amortization of financing costs and debt discount/premiums	3	(9)
Adjustment to loss on debt extinguishment	21	9
Amortization of intangibles and out-of-market contracts	73	68
Amortization of unearned equity compensation	23	37
Impairment losses	270	263
Changes in deferred income taxes and liability for uncertain tax benefits	29	(72)
Changes in nuclear decommissioning trust liability	24	1
Changes in derivative instruments	82	180
Changes in collateral deposits supporting energy risk management activities	231	(180)
Proceeds from sale of emission allowances	47	(6)
Gain on sale of assets and equity method investments, net and postretirement benefits curtailment	(224)	(14)
Cash used by changes in other working capital	(108)	(93)
Net Cash Provided by Operating Activities	1,733	1,392
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(18)	(31)
Capital expenditures	(898)	(889)
Increase in restricted cash, net	(30)	(41)
(Increase)/decrease in restricted cash to support equity requirements for U.S. DOE funded projects	(36)	1
Decrease in notes receivable	2	10
Purchases of emission allowances	(32)	(40)
Proceeds from sale of emission allowances	47	45
Investments in nuclear decommissioning trust fund securities	(378)	(500)
Proceeds from the sale of nuclear decommissioning trust fund securities	354	499
Proceeds from renewable energy grants and state rebates	11	62
Proceeds from sale of assets, net of cash disposed of	636	1
Investments in unconsolidated affiliates	(23)	(357)
Other	44	8
Net Cash Used by Investing Activities	(321)	(1,232)
Cash Flows from Financing Activities
Payment of dividends to common and preferred stockholders	(66)	(152)
Payment for treasury stock	—	(353)
Payment for preferred shares	(226)	—
Net receipts from settlement of acquired derivatives that include financing elements	129	138
Proceeds from issuance of long-term debt	5,237	679
Payments for short and long-term debt	(5,357)	(954)
Distributions from, net of contributions to, noncontrolling interest in subsidiaries	(127)	651
Proceeds from issuance of common stock	1	1
Payment of debt issuance costs	(70)	(14)
Other - contingent consideration	(10)	(22)
Net Cash Used by Financing Activities	(489)	(26)
Effect of exchange rate changes on cash and cash equivalents	(6)	15
Net Increase in Cash and Cash Equivalents	917	149
Cash and Cash Equivalents at Beginning of Period	1,518	2,116
Cash and Cash Equivalents at End of Period	$2,435	$2,265
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
NRG Energy, Inc., or NRG or the Company, is an integrated competitive power company that aims to create a sustainable energy future by producing, selling and delivering energy and energy products and services in major competitive power markets in the U.S. in a manner that delivers value to all of NRG's stakeholders. NRG has one of the nation's largest and most diverse competitive generation portfolios balanced with a leading retail electricity platform. The Company owns and operates approximately 46,000 MW of generation; engages in the trading of wholesale energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products and services to retail customers under the names “NRG,” "Reliant" and other retail brand names owned by NRG.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2016, and the results of operations, comprehensive income/(loss) and cash flows for the three and nine months ended September 30, 2016 and 2015.
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
The Company decreased accumulated depreciation and facilities and equipment within total property, plant and equipment by approximately $1 billion respectively, to adjust amounts previously presented as of December 31, 2015. This adjustment had no impact on net assets at December 31, 2015. Accordingly, the Company does not consider the adjustment to be material to the consolidated balance sheet. Consolidated operating income and net income for the three months and nine months ended September 30, 2016 were not impacted by the adjustment.

Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the allowance for doubtful accounts included in accounts receivable, net; accumulated depreciation included in property plant and equipment, net; accumulated amortization included in intangible assets, net and accumulated amortization included in out-of-market contracts, net.

	September 30, 2016	December 31, 2015
	(In millions)
Accounts receivable allowance for doubtful accounts	$28	$26
Property plant and equipment accumulated depreciation	6,424	5,761
Intangible assets accumulated amortization	1,729	1,590
Out-of-market contracts accumulated amortization	740	639
Other Cash Flow Information
NRG’s investing activities exclude capital expenditures of $112 million which were accrued and unpaid at September 30, 2016.
Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2015	$2,727
Distributions to noncontrolling interest	(135)
Dividends paid to NRG Yield, Inc. public shareholders	(68)
Comprehensive loss attributable to noncontrolling interest	(45)
Sale of assets to NRG Yield, Inc.	(37)
Redemption of noncontrolling interest	(7)
Contributions from noncontrolling interest	16
Balance as of September 30, 2016	$2,451

Redeemable Noncontrolling Interest
The following table reflects the changes in the Company's redeemable noncontrolling interest balance:

(In millions)
Balance as of December 31, 2015	$29
Distributions to redeemable noncontrolling interest	(46)
Contributions from redeemable noncontrolling interest	61
Comprehensive loss attributable to redeemable noncontrolling interest	(25)
Balance as of September 30, 2016	$19
Recent Accounting Developments
ASU 2016-16 — In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, or ASU No. 2016-16.  The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting.  The amendments of ASU No. 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements.  The amendments of ASU No. 2016-16 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company is currently evaluating the impact of the standard on the Company’s results of operations, cash flows and financial position.

ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The amendments of ASU No. 2016-15 are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted, including adoption in an interim fiscal period with all amendments adopted in the same period. The adoption of ASU No. 2016-15 is required to be applied retrospectively. The Company is currently evaluating the impact of the standard on the Company's statement of cash flows.
ASU 2016-09 — In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), or ASU No. 2016-09. The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification Initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the standard to have a material impact on its results of operations, cash flows and financial position.
ASU 2016-07 — In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), or ASU No. 2016-07. The amendments of ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting with no retroactive adjustment to the investment. In addition, ASU No. 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance in ASU No. 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-07 is required to be applied prospectively and early adoption is permitted. The Company does not expect the standard to have a material impact on its results of operations, cash flows and financial position.

ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU No. 2016-02. The amendments of ASU No. 2016-02 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common leasing standard for GAAP and International Financial Reporting Standards, or IFRS, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting. The guidance in ASU No. 2016-02 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, ASU No. 2016-02 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU No. 2016-02 is required to be applied using a modified retrospective approach for the earliest period presented and early adoption is permitted. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard and evaluating the impact of ASU No. 2016-02 on the Company's results of operations, cash flows and financial position.
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
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. In addition to ASU No. 2014-09, the FASB has issued additional guidance which provides further clarification on Topic 606 including ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a four step process to be applied by an entity in evaluating its contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which formally deferred the effective date by one year to make the guidance of ASU No. 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company is working through an adoption plan which includes the evaluation of revenue contracts compared to the new standard and evaluating the impact of Topic 606 on the Company's results of operations, cash flows and financial position.

Note 3 — Business Acquisitions and Dispositions
The Company has completed the following business acquisitions and dispositions that are material to the Company's financial statements:
Acquisitions
2015 Acquisition of Desert Sunlight
On June 29, 2015, NRG Yield, Inc., through its subsidiary NRG Yield Operating LLC, acquired 25% of the membership interest in Desert Sunlight Investment Holdings, LLC, which owns two solar photovoltaic facilities that total 550 MW located in Desert Center, California from EFS Desert Sun, LLC, an affiliate of GE Energy Financial Services, for a purchase price of $285 million. The Company accounts for its 25% investment as an equity method investment.
SunEdison Utility-Scale Solar and Wind Acquisition
On September 15, 2016, the Company entered into an agreement with SunEdison to acquire (i) an equity interest in a tax-equity portfolio of 530 MW mechanically-complete solar assets of which NRG’s net interest based on cash to be distributed will be 265 MW, and an additional 937 MW of solar and wind assets in development, (ii) a 154 MW construction-ready solar facility in Texas and (iii) a 182 MW portfolio of construction-ready and development solar assets in Hawaii.  The acquisition of the portfolio of solar assets in Hawaii was completed on October 7, 2016 for upfront cash consideration of $2 million and the acquisition of the 530 MW tax equity portfolio and 937 MW development assets was completed on November 2, 2016 for upfront cash consideration of $111 million. The Company expects to pay total upfront cash consideration for the three acquisitions of $129 million, with an estimated $59 million in additional payments contingent upon future development milestones.
SunEdison Solar Distributed Generation Acquisition
On October 3, 2016, the Company acquired a 29 MW portfolio of mechanically-complete and construction-ready distributed generation solar assets from SunEdison for cash consideration of approximately $68 million, subject to post closing adjustments.  The Company expects to sell these assets into a tax-equity financed portfolio within the DGPV Holdco partnership between NRG and NRG Yield, Inc.
Dispositions
Potrero Disposition
On September 26, 2016, NRG Potrero LLC, or Potrero, an indirect wholly owned subsidiary of GenOn Americas Generation, completed the sale of real property at the Potrero generating station located in San Francisco, CA to California Barrel Company, LLC for total consideration of $86 million, consisting of $74 million of cash received, which is net of $8 million of closing costs and $4 million to be held in escrow in order to cover post closing obligations. This transaction resulted in a gain on sale of $74 million.
Disposition of Majority Interest in EVgo
On June 17, 2016, the Company completed the sale of a majority interest in its EVgo business to Vision Ridge Partners for total consideration of approximately $39 million, including $17 million in cash received, which is net of $2.5 million in working capital adjustments, $15 million contributed as capital to the EVgo business and $7 million of future contributions by Vision Ridge Partners, all of which were determined based on forecasted cash requirements to operate the business in future periods. In addition, the Company has future earnout potential of up to $70 million based on future profitability targets. NRG retained its original financial obligation of $102.5 million under its agreement with the CPUC whereby EVgo will build at least 200 public fast charging Freedom Station sites and perform the associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California. NRG has contracted with EVgo to continue to build the remaining required Freedom Stations and commercial and multi-family parking spaces for electric vehicle charging required under this obligation and EVgo will be directly reimbursed by NRG for the costs. As a result of the sale, the Company recorded a loss on sale of $78 million during the second quarter of 2016, which reflects the loss on the sale of the equity interest of $27 million and the accrual of NRG's remaining obligation under its agreement with the CPUC of $56 million, of which $50 million remains as of September 30, 2016. At September 30, 2016, the Company's remaining 35% interest in EVgo of $10 million was accounted for as an equity-method investment.

Rockford Disposition
On May 12, 2016, the Company entered into an agreement with RA Generation, LLC to sell 100% of its interests in the Rockford I and Rockford II generating stations, or Rockford, for cash consideration of $55 million, subject to adjustments for working capital and the results of the PJM 2019/2020 base residual auction. Rockford is a 450 MW natural gas facility located in Rockford, Illinois. The transaction triggered an indicator of impairment as the sales price was less than the carrying amount of the assets and as a result, the assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sales price. The Company recorded an impairment loss of $17 million during the quarter ended June 30, 2016 to reduce the carrying amount of the assets held for sale to the fair market value. On July 12, 2016, the Company completed the sale of Rockford for cash proceeds of $56 million, including $1 million in adjustments for the PJM base residual auction results. For further discussion on this impairment, refer to Note 7, Impairments.
Aurora Disposition
On May 12, 2016, GenOn entered into an agreement with RA Generation, LLC to sell the Aurora Generating Station, or Aurora, for cash consideration of $365 million, subject to adjustments for working capital and the results of the PJM 2019/2020 base residual auction. Aurora is a 878 MW natural gas facility located in Aurora, Illinois. On July 12, 2016, GenOn completed the sale of Aurora for cash proceeds of $369 million, including $4 million in adjustments for the PJM base residual auction results and estimated working capital, which is subject to further adjustment. The Company recorded a gain of approximately $188 million recognized within the Company's consolidated results of operations during the quarter ended September 30, 2016.
Seward Disposition
On November 24, 2015, GenOn entered into an agreement with Seward Generation, LLC and an affiliate of Robindale Energy Services, Inc. to sell the Seward Generating Station, a 525 MW coal-fired facility in Pennsylvania, for cash consideration of $75 million. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Seward as held for sale. On February 2, 2016, GenOn completed the sale of Seward and received gross cash proceeds of $75 million, excluding $3 million cash on hand transferred to the buyer. GenOn will also receive $5 million in deferred cash consideration in five $1 million annual installments and up to $2.5 million in payments contingent upon certain environmental requirements being imposed by August 2017. In addition, Robindale committed to future inventory purchases from GenOn of $13 million through 2019.
Shelby Disposition
On November 9, 2015, GenOn entered into an agreement with an affiliate of Rockland Power Partners II, LP to sell the Shelby Generating Station, a 352 MW natural gas-fired facility located in Illinois for cash consideration of $46 million. At December 31, 2015, GenOn had classified on its balance sheet the assets and liabilities of Shelby as held for sale. On March 1, 2016, GenOn completed the sale of Shelby for cash proceeds of $46 million, which resulted in a gain of $29 million recognized during the first quarter of 2016. In addition, GenOn retained $10 million related to future revenue rights retained as part of the agreement of which $7 million had been received as of September 30, 2016.
Transfer of Assets under Common Control
On September 1, 2016, the Company completed the sale of its remaining 51.05% interest in the CVSR project to NRG Yield, Inc. for total cash consideration of $78.5 million, plus an immaterial working capital adjustment. In addition, NRG Yield, Inc. assumed non-recourse project level debt of $496 million.
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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$50	$50	$73	$73
Liabilities:
Long-term debt, including current portion (b)	19,411	18,888	19,620	18,263
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
(b) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$11,767	$7,121	$11,028	$7,235

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2016
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$17	$17
Available-for-sale securities	10	—	—	10
Other (a)	10	—	—	10
Nuclear trust fund investments:
Cash and cash equivalents	24	—	—	24
U.S. government and federal agency obligations	51	1	—	52
Federal agency mortgage-backed securities	—	68	—	68
Commercial mortgage-backed securities	—	17	—	17
Corporate debt securities	—	87	—	87
Equity securities	301	—	54	355
Foreign government fixed income securities	—	2	—	2
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	308	798	107	1,213
Interest rate contracts	—	7	—	7
Total assets	$705	$980	$178	$1,863
Derivative liabilities:
Commodity contracts	375	773	133	1,281
Interest rate contracts	—	163	—	163
Total liabilities	$375	$936	$133	$1,444
(a) Consists primarily of mutual funds held in a Rabbi Trust for non-qualified deferred compensation plans for certain former employees.

	As of December 31, 2015
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$17	$17
Available-for-sale securities	9	—	—	9
Other (a)	14	—	—	14
Nuclear trust fund investments:
Cash and cash equivalents	6	—	—	6
U.S. government and federal agency obligations	54	1	—	55
Federal agency mortgage-backed securities	—	59	—	59
Commercial mortgage-backed securities	—	25	—	25
Corporate debt securities	—	81	—	81
Equity securities	280	—	54	334
Foreign government fixed income securities	—	1	—	1
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	622	1,449	149	2,220
Total assets	$986	$1,616	$220	$2,822
Derivative liabilities:
Commodity contracts	868	1,036	182	2,086
Interest rate contracts	—	128	—	128
Total liabilities	$868	$1,164	$182	$2,214
(a) Primarily consists of mutual funds held in rabbi trusts for non-qualified deferred compensation plans for certain former employees and a total return swap that does not meet the definition of a derivative.
There were no transfers during the three and nine months ended September 30, 2016, and 2015 between Levels 1 and 2. The following tables reconcile, for the three and nine months ended September 30, 2016, and 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2016				Nine months ended September 30, 2016
(In millions)	Debt Securities	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$16	$51	$7	$74	$17	$54	$(33)	$38
Total gains/(losses) — realized/unrealized:
Included in earnings	—	—	2	2	—	—	9	9
Included in OCI	1	—	—	1	—	—	—	—
Included in nuclear decommissioning obligation	—	3	—	3	—	(1)	—	(1)
Purchases	—	—	(26)	(26)	—	1	3	4
Transfers into Level 3 (b)	—	—	(12)	(12)	—	—	(5)	(5)
Transfers out of Level 3 (b)	—	—	3	3	—	—	—	—
Ending balance as of September 30, 2016	$17	$54	$(26)	$45	$17	$54	$(26)	$45
Gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2016	$—	$—	$1	$1	$—	$—	$(14)	$(14)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2015					Nine months ended September 30, 2015
(In millions)	Debt Securities	Other	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Other	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$18	$—	$55	$49	$122	$18	$11	$52	$80	$161
Total losses — realized/unrealized:
Included in earnings	—	—	—	(17)	(17)	—	(11)	—	(95)	(106)
Included in nuclear decommissioning obligations	—	—	(6)	—	(6)	—	—	(4)	—	(4)
Purchases	—	—	—	9	9	—	—	1	44	45
Transfers into Level 3 (b)	—	—	—	(10)	(10)	—	—	—	1	1
Transfers out of Level 3 (b)	—	—	—	2	2	—	—	—	3	3
Ending balance as of September 30, 2015	$18	$—	$49	$33	$100	$18	$—	$49	$33	$100
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2015	$—	$—	$—	$(9)	$(9)	$—	$—	$—	$(37)	$(37)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2016, contracts valued with prices provided by models and other valuation techniques make up 9% of the total derivative assets and 9% of the total derivative liabilities.
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

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2016 and December 31, 2015:

	Significant Unobservable Inputs
	September 30, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$53	$78	Discounted Cash Flow	Forward Market Price (per MWh)	$11	$81	$27
Coal Contracts	—	5	Discounted Cash Flow	Forward Market Price (per ton)	44	44	44
FTRs	54	50	Discounted Cash Flow	Auction Prices (per MWh)	(63)	55	—
	$107	$133

	Significant Unobservable Inputs
	December 31, 2015
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$86	$100	Discounted Cash Flow	Forward Market Price (per MWh)	$10	$92	$27
Coal Contracts	—	12	Discounted Cash Flow	Forward Market Price (per ton)	28	45	35
FTRs	63	70	Discounted Cash Flow	Auction Prices (per MWh)	(98)	87	—
	$149	$182
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2016 and December 31, 2015:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power/Coal	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power/Coal	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2016, the credit reserve resulted in a $2 million decrease in fair value, which is composed of a $3 million gain in OCI and a $5 million loss in operating revenue and cost of operations. As of September 30, 2015, the credit reserve resulted in a $7 million increase in fair value, which was composed of a $4 million gain in OCI and a $3 million gain in operating revenues and cost of operations.
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

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2015 Form 10-K. As of September 30, 2016, the Company's counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $635 million with net exposure of $607 million. NRG held collateral (cash and letters of credit) against those positions of $45 million. Approximately 79% of the Company's exposure before collateral is expected to roll off by the end of 2017. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a)
Category by Industry Sector	(% of Total)
Financial institutions	33%
Utilities, energy merchants, marketers and other	42
ISOs	25
Total as of September 30, 2016	100%

Net Exposure (a)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	90%
Non-rated (b)	3
Non-investment grade	7
Total as of September 30, 2016	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)
For non-rated counterparties, a significant portion are related to ISO and municipal public power entities, which are considered investment grade equivalent ratings based on NRG's internal credit ratings.

NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $295 million as of September 30, 2016. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, Gulf Coast load obligations, wind and solar PPAs, and a coal supply agreement. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates its credit exposure for these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2016, aggregate credit risk exposure managed by NRG to these counterparties was approximately $4.1 billion, including $2.6 billion related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long-term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations and other technology and market factors, which NRG is unable to predict. In the case of the coal supply agreement, NRG holds a lien against the underlying asset, which significantly reduces the risk of loss.
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
As of September 30, 2016, the Company believes its retail customer credit exposure was diversified across many customers and various industries, as well as government entities.

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

	As of September 30, 2016				As of December 31, 2015
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$24	$—	$—	—	$6	$—	$—	—
U.S. government and federal agency obligations	52	4	—	11	55	1	—	11
Federal agency mortgage-backed securities	68	2	—	25	59	1	—	25
Commercial mortgage-backed securities	17	—	1	26	25	—	2	28
Corporate debt securities	87	3	1	11	81	1	1	10
Equity securities	355	213	—	—	334	199	—	—
Foreign government fixed income securities	2	—	—	9	1	—	—	9
Total	$605	$222	$2		$561	$202	$3
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Nine months ended September 30,
	2016	2015
	(In millions)
Realized gains	$7	$14
Realized losses	3	10
Proceeds from sale of securities	354	499

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2015 Form 10-K.
Energy-Related Commodities
As of September 30, 2016, NRG had energy-related derivative instruments extending through 2027. The Company marks these derivatives to market through the statement of operations.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of September 30, 2016, the Company had interest rate derivative instruments on recourse debt extending through 2021, which are not designated as cash flow hedges. The Company had interest rate swaps on non-recourse debt extending through 2032, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2016 and December 31, 2015. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		September 30, 2016	December 31, 2015
Category	Units	(In millions)
Emissions	Short Ton	1	1
Coal	Short Ton	29	35
Natural Gas	MMBtu	73	293
Oil	Barrel	—	1
Power	MWh	(35)	(74)
Capacity	MW/Day	(1)	(1)
Interest	Dollars	$3,219	$2,326
Equity	Shares	1	1
The decrease in the natural gas position was primarily the result of settlement of generation and retail hedge positions. The increase in the interest rate position was primarily the result of entering into new interest rate swaps to hedge the Term Loan Facility, as described in Note 8, Debt and Capital Leases.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Derivatives designated as cash flow hedges:
Interest rate contracts current	$—	$—	$31	$42
Interest rate contracts long-term	1	—	99	68
Total derivatives designated as cash flow hedges	1	—	130	110
Derivatives not designated as cash flow hedges:
Interest rate contracts current	—	—	8	5
Interest rate contracts long-term	6	—	25	13
Commodity contracts current	964	1,915	930	1,674
Commodity contracts long-term	249	305	351	412
Total derivatives not designated as cash flow hedges	1,219	2,220	1,314	2,104
Total derivatives	$1,220	$2,220	$1,444	$2,214

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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of September 30, 2016	(In millions)
Commodity contracts:
Derivative assets	$1,213	$(1,027)	$(23)	$163
Derivative liabilities	(1,281)	1,027	121	(133)
Total commodity contracts	(68)	—	98	30
Interest rate contracts:
Derivative assets	7	(4)	—	3
Derivative liabilities	(163)	4	—	(159)
Total interest rate contracts	(156)	—	—	(156)
Total derivative instruments	$(224)	$—	$98	$(126)

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2015	(In millions)
Commodity contracts:
Derivative assets	$2,220	$(1,616)	$(113)	$491
Derivative liabilities	(2,086)	1,616	271	(199)
Total commodity contracts	134	—	158	292
Interest rate contracts:
Derivative liabilities	(128)	—	—	(128)
Total derivative instruments	$6	$—	$158	$164
Accumulated Other Comprehensive Loss
The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$—	$(165)	$(165)	$—	$(101)	$(101)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	—	2	2	—	12	12
Mark-to-market of cash flow hedge accounting contracts	—	32	32	—	(42)	(42)
Accumulated OCI ending balance, net of $28 tax	$—	$(131)	$(131)	$—	$(131)	$(131)
Losses expected to be realized from OCI during the next 12 months, net of $4 tax	$—	$17	$17	$—	$17	$17

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Energy Commodities	Interest Rate	Total	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI beginning balance	$(1)	$(62)	$(63)	$(1)	$(67)	$(68)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	1	3	4	1	7	8
Mark-to-market of cash flow hedge accounting contracts	—	(33)	(33)	—	(32)	(32)
Accumulated OCI ending balance, net of $54 tax	$—	$(92)	$(92)	$—	$(92)	$(92)
Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to operating revenue for commodity contracts and interest expense for interest rate contracts. There was no ineffectiveness for the three and nine months ended September 30, 2016, and 2015.
Impact of Derivative Instruments on the Statements of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedges and ineffectiveness of hedge derivatives are reflected in current period consolidated results of operations.
The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges, ineffectiveness on cash flow hedges and trading activity on the Company's statement of operations. The effect of energy commodity contracts is included within operating revenues and cost of operations and the effect of interest rate contracts is included in interest expense.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(44)	$(29)	$(182)	$(179)
Reversal of acquired gain positions related to economic hedges	(19)	(33)	(47)	(83)
Net unrealized (losses)/gains on open positions related to economic hedges	(121)	55	(19)	(26)
Total unrealized mark-to-market losses for economic hedging activities	(184)	(7)	(248)	(288)
Reversal of previously recognized unrealized losses/(gains) on settled positions related to trading activity	3	2	13	(34)
Reversal of acquired gain positions related to trading activity	—	(1)	—	(13)
Net unrealized (losses)/gains on open positions related to trading activity	(8)	(2)	14	—
Total unrealized mark-to-market (losses)/gains for trading activity	(5)	(1)	27	(47)
Total unrealized losses	$(189)	$(8)	$(221)	$(335)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Unrealized (losses)/gains included in operating revenues	$(84)	$34	$(565)	$(212)
Unrealized (losses)/gains included in cost of operations	(105)	(42)	344	(123)
Total impact to statement of operations — energy commodities	$(189)	$(8)	$(221)	$(335)
Total impact to statement of operations — interest rate contracts	$9	$(9)	$(9)	$12
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.

For the nine months ended September 30, 2016, the $19 million unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward purchases of ERCOT heat rate due to ERCOT heat rate contraction, partially offset by an increase in value of forward sales of PJM electricity due to decreases in PJM power prices.
For the nine months ended September 30, 2015, the $26 million unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward purchases of ERCOT electricity and coal due to decreases in ERCOT power and coal prices partially offset by an increase in value of forward sales of PJM electricity due to decreases in PJM power prices.
During 2016, the Company has been undergoing the process of closing out and financially settling certain open positions with counterparties. The closure and financial settlements with these counterparties were necessary to manage the increase in collateral posting requirements following rating agency downgrades for GenOn and to reduce expected collateral costs associated with exchange cleared hedge transactions. GenOn realized approximately $38 million due to the closure and financial settlement of all open positions with one of GenOn's counterparties during the second quarter of 2016, for which $18 million, $19 million and $1 million would have been realized during the remainder of 2016, 2017 and 2018, respectively. During the third quarter of 2016, GenOn realized $98 million due to the closure and financial settlement of certain positions with an additional counterparty for which $82 million, $13 million and $3 million would have otherwise been realized in 2017, 2018, and 2019, respectively. GenOn has entered into additional transactions with NRG Power Marketing LLC and an external counterparty in order to re-hedge the positions settled with certain counterparties.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or requires the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of September 30, 2016, was $73 million. The collateral required for contracts with credit rating contingent features as of September 30, 2016, was $42 million. The Company is also a party to certain marginable agreements where NRG has a net liability position, but the counterparty has not called for the collateral due, which was approximately $10 million as of September 30, 2016.
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

Mandalay and Ormond Beach — On May 26, 2016, the CPUC rejected a multi-year resource adequacy contract between Mandalay and SCE. Also during the second quarter of 2016, the Statewide Advisory Committee on Cooling Water Intake Structures, or SACCWIS, issued a draft April 2016 Report noting that CAISO plans to continue to assume in its transmission studies that Ormond Beach will not operate after December 31, 2020, the deadline for Ormond Beach compliance with California regulations to mitigate once-through cooling (OTC) impacts. The Company does not anticipate that contracts of sufficient value can be secured to support the significant investment required to design, permit, construct and operate measures required for OTC compliance. As a result, on May 6, 2016, the Company notified SACCWIS that it does not expect to continue to operate Ormond Beach beyond 2020. Additionally, during the second quarter of 2016, CAISO issued its Local Capacity Requirements report for 2017 indicating unfavorable changes within the local reliability areas in which both Mandalay and Ormond Beach are located. The culmination of these events were considered to be indicators of impairment and as a result, the Company performed impairment tests for the Mandalay and Ormond Beach assets under ASC 360, Property, Plant and Equipment. Based on the results of the impairment tests, the Company determined that the carrying amount of these assets was higher than the estimated future net cash flows expected to be generated by the respective assets and that the Mandalay and Ormond Beach assets were impaired. The fair value of the Mandalay and Ormond Beach operating units was determined using the income approach which utilizes estimates of discounted future cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted contract prices, forecasted operating expenses and discount rates. The Company measured the impairment losses as the difference between the carrying amount of the Mandalay and Ormond Beach operating units and the present value of the estimated future net cash flows for each respective operating unit. The Company recorded an impairment loss of $16 million and $43 million for Mandalay and Ormond Beach, respectively, during the quarter ended June 30, 2016.

Other Impairments — During the second quarter of 2016, the Company recorded impairment losses for intangible assets of $8 million in connection with the Company's strategic change in its residential solar business as well as $10 million of deferred marketing expenses. In addition, the Company also recorded an impairment loss of $17 million to record certain previously purchased solar panels at fair market value. During the third quarter of 2016, the Company recorded an additional $8 million in impairments losses related to investments and $8 million in other impairments.

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

Note 8 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2015 Form 10-K. Long-term debt and capital leases consisted of the following:

(In millions, except rates)	September 30, 2016	December 31, 2015	September 30, 2016 interest rate % (a)

Recourse debt:
Senior notes, due 2018	$584	$1,039	7.625
Senior notes, due 2020	—	1,058	8.250
Senior notes, due 2021	399	1,128	7.875
Senior notes, due 2022	992	1,100	6.250
Senior notes, due 2023	869	936	6.625
Senior notes, due 2024	733	904	6.250
Senior notes, due 2026	1,000	—	7.250
Senior notes, due 2027	1,250	—	6.625
Term loan facility, due 2018	—	1,964	L+2.00
Term loan facility, due 2023	1,886	—	L+2.75
Tax-exempt bonds	455	455	4.125 - 6.00
Subtotal NRG recourse debt	8,168	8,584
Non-recourse debt:
GenOn senior notes	1,922	1,956	7.875 - 9.875
GenOn Americas Generation senior notes	747	752	8.500 - 9.125
GenOn other	52	56
Subtotal GenOn debt (non-recourse to NRG)	2,721	2,764
NRG Yield Operating LLC Senior Notes, due 2024	500	500	5.375
NRG Yield Operating LLC Senior Notes, due 2026	350	—	5.000
NRG Yield LLC and Yield Operating LLC Revolving Credit Facility, due 2019	—	306	L+2.75
NRG Yield Inc. Convertible Senior Notes, due 2019	334	330	3.500
NRG Yield Inc. Convertible Senior Notes, due 2020	270	266	3.250
El Segundo Energy Center, due 2023	443	485	L+1.625 - L+2.25
Marsh Landing, due 2017 and 2023	385	418	L+1.175 - L+1.875
Alta Wind I - V lease financing arrangements, due 2034 and 2035	978	1,002	5.696 - 7.015
Walnut Creek, term loans due 2023	322	351	L+1.625
Tapestry, due 2021	175	181	L+1.625
CVSR, due 2037	771	793	2.339 - 3.775
CVSR HoldCo, due 2037	199	—	4.680
Alpine, due 2022	147	154	L+1.750
Energy Center Minneapolis, due 2017 and 2025	98	108	5.95 - 7.25
Viento, due 2023	183	189	L+2.75
NRG Yield - other	549	573	various
Subtotal NRG Yield debt (non-recourse to NRG)	5,704	5,656
Ivanpah, due 2033 and 2038	1,135	1,149	2.285 - 4.256
Agua Caliente, due 2037	864	879	2.395 - 3.633
Dandan, due 2033	100	98	L+2.25
Peaker bonds, due 2019	—	72	L+1.07
Cedro Hill, due 2025	165	103	L+1.75
Midwest Generation, due 2019	234	—	4.390
NRG Other	320	315	various
Subtotal other NRG non-recourse debt	2,818	2,616
Subtotal all non-recourse debt	11,243	11,036
Subtotal long-term debt (including current maturities)	19,411	19,620
Capital leases	11	16	various
Subtotal long-term debt and capital leases (including current maturities)	19,422	19,636
Less current maturities	1,221	481
Less debt issuance costs	183	172
Total long-term debt and capital leases	$18,018	$18,983
(a) As of September 30, 2016, L+ equals 3 month LIBOR plus x%, with the exception of the Viento Funding II term loan, which is 6 month LIBOR plus x%, and the Alpine Term Loan, the NRG Marsh Landing term loan, the Walnut Creek term loan, and 2016 Term Loan Facility, which are 1 month LIBOR plus x%.

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
Issuance of 2027 Senior Notes
On August 2, 2016, NRG issued $1.25 billion in aggregate principal amount at par of 6.625% senior notes due 2027, or the 2027 Senior Notes. The 2027 Senior Notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is paid semi-annually beginning on January 15, 2017, until the maturity date of January 15, 2027. The proceeds from the issuance of the 2027 Senior Notes were utilized to retire the Company's 8.250% senior notes due 2020 and reduce the balance of the Company's 7.875% senior notes due 2021.
Senior Notes Repurchases
During the nine months ended September 30, 2016, the Company repurchased $2.6 billion in aggregate principal of its Senior Notes in the open market for $2.7 billion, which included accrued interest of $67 million. In connection with the repurchases, a $94 million loss on debt extinguishment was recorded, which included the write-off of previously deferred financing costs of $15 million.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
Amount in millions, except rates
7.625% senior notes due 2018	$455	$502	107.95%
8.250% senior notes due 2020	1,058	1,129	103.12%
7.875% senior notes due 2021	729	771	104.02%
6.250% senior notes due 2022	108	105	94.73%
6.625% senior notes due 2023	67	64	94.13%
6.250% senior notes due 2024	171	163	94.52%
Total at September 30, 2016	$2,588	$2,734
7.625% senior notes due 2018 (b)	186	204	107.75%
7.875% senior notes due 2021 (b)	193	207	103.94%
Total at November 4, 2016	$2,967	$3,145
(a) Includes payment for accrued interest
(b) Redemptions financed by cash on hand
Senior Credit Facility
On June 30, 2016, NRG replaced its Senior Credit Facility, consisting of its Term Loan Facility and Revolving Credit Facility with a new senior secured facility, or the 2016 Senior Credit Facility, which includes the following:

•
A $1.9 billion term loan facility, or the 2016 Term Loan Facility, with a maturity date of June 30, 2023, which will pay interest at a rate of LIBOR plus 2.75%, with a LIBOR floor of 0.75%. The debt was issued at 99.50% of face value; the discount will be amortized to interest expense over the life of the loan. Repayments under the 2016 Term Loan Facility will consist of 0.25% of principal per quarter, with the remainder due at maturity. The proceeds of the new term loan facility as well as cash on hand were used to repay the existing 2018 Term Loan Facility balance outstanding. A $21 million loss on extinguishment of the Term Loan Facility was recorded during the second quarter of 2016, which consisted of the write-off of previously deferred financing costs.

•
The 2016 Revolving Credit Facility, which includes a $289 million revolving senior credit facility, or the Tranche A Revolving Facility, with a maturity date of July 1, 2018 and a $2.2 billion revolving senior credit facility, or the Tranche B Revolving Facility, with a maturity date of June 30, 2021 will pay interest at a rate of LIBOR plus 2.25%.

The 2016 Senior Credit Facility is guaranteed by substantially all of NRG's existing and future direct and indirect subsidiaries, with certain customary or agreed-upon exceptions for unrestricted foreign subsidiaries, and certain other subsidiaries, including GenOn, NRG Yield, Inc. and their respective subsidiaries. The capital stock of these guarantor subsidiaries has been pledged for the benefit of the 2016 Senior Credit Facility's lenders.

The 2016 Senior Credit Facility is also secured by first-priority perfected security interests in substantially all of the property and assets owned or acquired by NRG and its subsidiaries, other than certain limited exceptions. These exceptions include assets of certain unrestricted subsidiaries, equity interests in certain of NRG's affiliates that have non-recourse debt financing, including GenOn, NRG Yield, Inc. and their respective subsidiaries, and voting equity interests in excess of 66% of the total outstanding voting equity interest of certain of NRG's foreign subsidiaries.
Non-recourse Debt
GenOn Senior Notes
As of September 30, 2016, $703 million of GenOn's Senior Notes outstanding are classified as current within the consolidated balance sheet as they mature on June 15, 2017. Based on current projections, GenOn is not expected to have sufficient liquidity, exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases, to make this principal payment as it becomes due. As a result of these factors, there is no assurance GenOn will continue as a going concern.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the Senior Notes, potential sales of certain generating assets as well as the possibility of a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors as part of this process. Any resolution may have a material impact on the Company's statement of operations, cash flows and financial position.
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC, entered into a senior secured revolving credit facility, which can be used for cash and for the issuance of letters of credit. At September 30, 2016, there was $64 million of letters of credit issued under the revolving credit facility and no borrowing outstanding on the revolver.
Thermal Financing
On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Yield, Inc. received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for an additional $70 million of notes. The Series D Notes are, and the additional notes, if issued, will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries. NRG Energy Center Minneapolis LLC distributed the proceeds of the Series D Notes to NRG Thermal LLC, who in turn distributed the proceeds to NRG Yield Operating LLC to be utilized for general corporate purposes, including potential acquisitions.
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
On June 30, 2016, in contemplation of the sale of Rockford as further discussed in Note 3, Business Acquisitions and Dispositions, NRG Peaker Finance Company LLC elected to redeem all of the outstanding bonds at a redemption price equal to the principal amount plus a redemption premium, accrued and unpaid interest, swap breakage, and other fees, totaling approximately $85 million in connection with the removal of NRG Rockford LLC, and NRG Rockford II, LLC from the peaker financing collateral package. The Company recognized a $3 million loss on extinguishment of the debt related to the write-off of unamortized discount during the second quarter of 2016. On July 12, 2016, NRG completed the sale of the Rockford generating stations.
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
Dandan Financing
In December 2013, NRG, through its wholly-owned subsidiary, NRG Solar Dandan LLC, or Dandan, entered into a credit agreement with a bank, or the Dandan Financing Agreement, for an $81 million construction loan and a $23 million cash grant loan. On January 29, 2016, the construction loan converted to a $79 million term loan with $23 million outstanding under the cash grant loan. In addition, a $4 million debt service letter of credit was issued replacing the $5 million construction letter of credit that was outstanding at year end. As of September 30, 2016, $77 million was outstanding under the term loan, $23 million was outstanding under the cash grant loan and $4 million in letters of credit in support of the project were issued.
Midwest Generation
On April 7, 2016, Midwest Generation, LLC, or MWG, entered into an agreement to sell certain quantities of unforced capacity that has cleared various PJM Reliability Pricing Model auctions to a trading counterparty for net proceeds of $253 million. MWG will continue to operate the applicable generation facilities and remains responsible for performance penalties and eligible for performance bonus payments, if any. Accordingly, MWG will continue to account for all revenues and costs as before; however, the proceeds will be recorded as a financing obligation while capacity payments by PJM to the counterparty will be reflected as debt amortization and interest expense through the end of the 2018/19 delivery year.  MWG will amortize the upfront discount to interest expense, at an effective interest rate of 4.39%, over the term of the arrangement, through June 2019. As of September 30, 2016, $234 million was outstanding.
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
Capistrano Refinancing
On July 13 2016, Cedro Hill, Broken Bow and Crofton Bluffs, subsidiaries of Capistrano Wind Partners, each amended their respective credit facilities to increase borrowings to a total of $312 million and to lower their respective interest rates. The net proceeds of $87 million, were distributed to Capistrano Wind Partners and subsequently distributed to the holders of the Class B preferred equity interests of tax Capistrano Wind Partners.
NRG Yield Operating 2026 Senior Notes
On August 18, 2016, NRG Yield Operating LLC issued $350 million of senior unsecured notes, or the NRG Yield Operating 2026 Senior Notes. The NRG Yield Operating 2026 Senior Notes bear interest of 5.00% and mature on September 15, 2026. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, and will commence on March 15, 2017. The Yield Operating 2026 Senior Notes are senior unsecured obligations of NRG Yield Operating LLC and are guaranteed by NRG Yield LLC, and by certain of NRG Yield Operating LLC’s wholly owned current and future subsidiaries. A portion of the proceeds from the 2026 Senior Notes was used to repay NRG Yield Operating LLC's revolving credit facility.

Note 9 — Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG has interests in entities that are considered VIEs under ASC 810, Consolidation, but NRG is not considered the primary beneficiary.  NRG accounts for its interests in these entities under the equity method of accounting.
GenConn Energy LLC — Through its consolidated subsidiary, NRG Yield Operating LLC, the Company owns a 50% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $106 million as of September 30, 2016.
Sherbino I Wind Farm LLC — NRG owns a 50% interest in Sherbino, a joint venture with BP Wind Energy North America Inc. NRG's maximum exposure to loss is limited to its equity investment, which was $72 million as of September 30, 2016.
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases and wind facilities eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies to the Company's 2015 Form 10-K. For one of the tax equity arrangements, the Company has a deficit restoration obligation equal to $44 million as of September 30, 2016, which would be required to be funded if the arrangement were to be dissolved.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	September 30, 2016	December 31, 2015
Current assets	$76	$84
Net property, plant and equipment	1,742	1,807
Other long-term assets	945	863
Total assets	2,763	2,754
Current liabilities	59	56
Long-term debt	450	366
Other long-term liabilities	194	179
Total liabilities	703	601
Noncontrolling interests	562	493
Net assets less noncontrolling interests	$1,498	$1,660

Note 10 — Changes in Capital Structure
As of September 30, 2016, and December 31, 2015, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2015	416,939,950	(102,749,908)	314,190,042
Shares issued under LTIPs	643,642	—	643,642
Shares issued under ESPP	—	609,094	609,094
Balance as of September 30, 2016	417,583,592	(102,140,814)	315,442,778
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

Employee Stock Purchase Plan
As of September 30, 2016, there were 667,819 shares of treasury stock available for issuance under the ESPP.
NRG Common Stock Dividends
The following table lists the dividends paid during the nine months ended September 30, 2016:

	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Dividends per Common Share	$0.030	$0.030	$0.145
On October 19, 2016, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2016, to stockholders of record as of November 1, 2016, representing $0.12 per share on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Note 11 — Earnings/(Loss) Per Share
Basic earnings/(loss) per common share is computed by dividing net income/(loss) less accumulated preferred stock dividends by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings/(loss) per share is computed in a manner consistent with that of basic income/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The reconciliation of NRG's basic and diluted earnings/(loss) per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic earnings/(loss) per share attributable to NRG Energy, Inc. common stockholders
Net income/(loss) attributable to NRG Energy, Inc.	$402	$66	$213	$(68)
Dividends for preferred shares	—	5	5	15
Gain on redemption of 2.822% redeemable perpetual preferred stock	—	—	(78)	—
Income/(loss) available for common stockholders	$402	$61	$286	$(83)
Weighted average number of common shares outstanding - basic	316	331	315	334
Earnings/(Loss) per weighted average common share — basic	$1.27	$0.18	$0.91	$(0.25)
Diluted earnings/(loss) per share attributable to NRG Energy, Inc. common stockholders
Weighted average number of common shares outstanding	316	331	315	334
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	1	1	1	—
Total dilutive shares	317	332	316	334
Earnings/(loss) per weighted average common share — diluted	$1.27	$0.18	$0.91	$(0.25)
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
(In millions of shares)	2016	2015	2016	2015
Equity compensation plans	2	3	3	6
Embedded derivative of 2.822% redeemable perpetual preferred stock	—	16	—	16
Total	2	19	3	22

Note 12 — Segment Reporting
The Company's segment structure reflects how management currently makes financial decisions and allocates resources. The Company's businesses are segregated as follows: Generation (previously Generation/Business), which includes generation, international and business solutions; Retail Mass (previously NRG Home Retail); Renewables (previously NRG Renew), which includes solar and wind assets; NRG Yield; and corporate activities. The Company's corporate segment includes BETM, residential solar and electric vehicle services. Effective January 1, 2016, the Company began reporting the results of its residential solar business in its corporate segment. Effective April 1, 2016, the Company began reporting the results of its international business in its Generation segment. The financial information for the three months and nine months ended September 30, 2015 has been recast to reflect the change.
On September 1, 2016, NRG Yield acquired the remaining 51.05% interest in CVSR Holdco LLC, which indirectly owns the CVSR solar facility, from the Company. On November 3, 2015, NRG Yield acquired 75% of the class B interests in NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities, from the Company. Both acquisitions were treated as a transfer of entities under common control and accordingly, all historical periods have been recast to reflect the acquisition as if they had occurred at the beginning of the financial statement period.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and capital for allocation, as well as net income/(loss).

(In millions)	Generation(a)	Retail Mass(a)	Renewables(a)	NRG Yield(a)	Corporate(a)(b)	Eliminations	Total
Three months ended September 30, 2016
Operating revenues(a)	$2,494	$1,619	$140	$272	$40	$(613)	$3,952
Depreciation and amortization	193	25	48	75	16	—	357
Impairment losses	8	—	—	—	—	—	8
Equity in earnings/(losses) of unconsolidated affiliates	6	—	(4)	13	1	—	16
Gain on sale of assets	262	—	—	—	4	—	266
(Impairment loss)/gain on investment	(5)	—	1	—	(4)	—	(8)
Income/(loss) before income taxes	628	2	8	60	(252)	(4)	442
Net Income/(Loss)	630	2	11	47	(293)	(4)	393
Net Income/(Loss) attributable to NRG Energy, Inc.	$630	$2	$—	$52	$(317)	$35	$402
Total assets as of September 30, 2016	$14,153	$1,601	$4,920	$8,482	$16,970	$(14,635)	31,491

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$555	$—	$9	$2	$47	$—	$613
(b) Includes loss on debt extinguishment	$—	$—	$—	$—	$(50)	$—	$(50)

(In millions)	Generation(a)	Retail Mass(a)	Renewables(a)	NRG Yield(a)(b)	Corporate(a)	Eliminations	Total
Three months ended September 30, 2015
Operating revenues(a)	$2,726	$1,699	$124	$256	$1	$(372)	$4,434
Depreciation and amortization	220	30	46	69	17	—	382
Impairment losses	222	36	5	—	—	—	263
Equity in earnings/(loss) of unconsolidated affiliates	7	—	(2)	12	1	6	24
Income/(Loss) before income taxes	166	197	(20)	40	(276)	7	114
Net Income/(Loss)	164	197	(16)	32	(317)	7	67
Net Income/(Loss) attributable to NRG Energy, Inc.	$164	$197	$(33)	$20	$(315)	$33	$66

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$309	$2	$(6)	$18	$49	$—	$372
(b) Includes loss on debt extinguishment	$—	$—	$—	$2	$—	$—	$2

(In millions)	Generation(a)	Retail Mass(a)	Renewables(a)	NRG Yield(a)	Corporate(a)(b)	Eliminations	Total
Nine months ended September 30, 2016
Operating revenues(a)	$5,920	$3,868	$335	$789	$128	$(1,221)	$9,819
Depreciation and amortization	483	80	143	224	49	—	979
Impairment losses	84	—	26	—	13	—	123
Equity in earnings/(losses) of unconsolidated affiliates	1	—	(13)	29	3	(7)	13
Gain/(loss) on sale of assets	293	—	—	—	(78)	—	215
(Impairment loss)/gain on investment	(142)	—	1	—	(6)	—	(147)
Income/(loss) before income taxes	417	644	(116)	136	(815)	(7)	259
Net Income/(Loss)	418	644	(102)	111	(900)	(7)	164
Net Income/(Loss) attributable to NRG Energy, Inc.	$418	$644	$(98)	$108	$(931)	$72	$213

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$1,025	$2	$19	$6	$169	$—	$1,221
(b) Includes loss on debt extinguishment	$—	$—	$—	$—	$(119)	$—	$(119)

(In millions)	Generation(a)	Retail Mass(a)	Renewables(a)	NRG Yield(a)(b)	Corporate(a)	Eliminations	Total
Nine months ended September 30, 2015
Operating revenues(a)	$7,345	$4,308	$305	$729	$9	$(1,033)	$11,663
Depreciation and amortization	681	93	135	222	42	—	1,173
Impairment losses	222	36	5	—	—	—	263
Gain on postretirement benefits curtailment	14	—	—	—	—	—	14
Equity in earnings/(losses) of unconsolidated affiliates	9	—	(2)	19	—	3	29
Income/(loss) before income taxes	216	523	(87)	61	(834)	—	(121)
Net Income/(Loss)	213	523	(74)	53	(793)	—	(78)
Net Income/(Loss) attributable to NRG Energy, Inc.	$213	$523	$(100)	$29	$(765)	$32	$(68)

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$853	$4	$18	$27	$131	$—	$1,033
(b) Includes loss on debt extinguishment	$—	$—	$—	$9	$—	$—	$9

Note 13 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions except otherwise noted)	2016	2015	2016	2015
Income/(loss) before income taxes	$442	$114	$259	$(121)
Income tax (benefit)/expense	49	47	95	(43)
Effective tax rate	11.1%	41.2%	36.7%	35.5%
For the three months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the change in valuation allowance, partially offset by state tax expense and tax expense attributable to consolidated partnerships.
For the three months ended September 30, 2015, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to non-deductible impairment of goodwill, partially offset by production tax credits generated from the Company's wind assets.

For the nine months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to state tax expense and amortization of indefinite lived assets, partially offset by the change in valuation allowance.
For the nine months ended September 30, 2015, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of production tax credits generated from the Company's wind assets, partially offset by tax expense attributable to consolidated partnerships.
Uncertain Tax Benefits
As of September 30, 2016, NRG has recorded a non-current tax liability of $44 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. For the nine months ended September 30, 2016, NRG accrued $1 million of interest relating to the uncertain tax benefits. As of September 30, 2016, NRG had cumulative interest and penalties related to these uncertain tax benefits of $4 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. The Company is not subject to U.S. federal income tax examinations for years prior to 2015. With few exceptions, state and local income tax examinations are no longer open for years before 2009. The Company's primary foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2010.
Note 14 — Commitments and Contingencies
This footnote should be read in conjunction with the complete description under Note 22, Commitments and Contingencies, to the Company's 2015 Form 10-K.
Commitments
First Lien Structure — NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn and EME (including Midwest Generation) acquisitions, assets held by NRG Yield, Inc. and NRG's assets that have project-level financing, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of September 30, 2016, hedges under the first liens were in-the-money for NRG on a counterparty aggregate basis.
Ivanpah Energy Production Guarantee — The Company's PPAs with PG&E with respect to the Ivanpah project contain provisions for contract quantity and guaranteed energy production, which require that Ivanpah units 1 and 3 deliver to PG&E no less than the guaranteed energy production amount specified in the PPAs in any period of twenty-four consecutive months, or performance measurement period, during the term of the PPAs.  If either of Ivanpah units 1 and 3 deliver less than the guaranteed energy production amount in any performance measurement period, PG&E may, at its option, declare an event of default.  The two units did not meet their guaranteed energy production amount for the initial performance measurement period.  On December 18, 2015, PG&E filed a request with the CPUC that it approve forbearance agreements relating to Ivanpah units 1 and 3.  On March 17, 2016, the CPUC adopted a resolution approving the forbearance agreements, which are final and non-appealable and in full effect. Under the forbearance agreements, PG&E agrees to refrain from taking certain actions (including declaring an event of default and invoking associated remedies) for an initial six-month period of time.  If the units meet certain production requirements during such period, then the forbearance agreements provide for a six-month extension of such period. In the third quarter of 2016, each of Ivanpah's unit 1 and unit 3 satisfied its respective production requirement for the initial six-month measurement period under the forbearance agreements.

Lignite Contract with Texas Westmoreland Coal Co. — The Company's Limestone facility utilizes a blend of coal including lignite obtained from the Jewett mine, a surface mine adjacent to the Limestone facility, under a long-term contract with Texas Westmoreland Coal Co., or TWCC. The contract is a cost-plus arrangement with certain performance incentives and penalties. On August 18, 2016, NRG gave notice to TWCC terminating the active mining of lignite under the contract, effective on December 31, 2016.
Under the contract, TWCC continues to be responsible for reclamation activities. NRG is responsible for reclamation costs and has recorded an adequate ARO liability. The Railroad Commission of Texas has imposed a bond obligation of $95.5 million on TWCC for the reclamation of the mine. Pursuant to the contract with TWCC, NRG supports this obligation through surety bonds. Additionally, NRG is obligated to provide additional performance assurance if required by the Railroad Commission of Texas.

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
Actions Pursued by MC Asset Recovery — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. The appeal has been fully briefed by the parties. Oral argument is scheduled for December 5, 2016.
Natural Gas Litigation — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Court of Appeals' decision and the Supreme Court granted the petition. On April 21, 2015, the Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. Defendants filed their briefs in opposition to class plaintiffs' motions for class certification on June 24, 2016. On December 8, 2016, the court will hear oral argument on several motions, including plaintiffs' motion on class certification. On May 20, 2016, the U.S. District Court for the District of Nevada heard argument on the defendants' motion for summary judgment in one of the Kansas cases. On May 24, 2016, the court granted the motion for summary judgment as to the GenOn entity in one of the Kansas cases. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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

Energy Plus Holdings — On August 7, 2012, Energy Plus Holdings received a subpoena from the NYAG which generally sought information and business records related to Energy Plus Holdings' sales, marketing and business practices. Energy Plus Holdings provided documents and information to the NYAG. On June 22, 2015, the NYAG issued another subpoena seeking additional information. Energy Plus Holdings provided responsive documents to this second subpoena.
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
In August 2016, the court approved a consent decree to settle the matter. The consent decree requires: (1) improving the wastewater treatment systems at the Chalk Point and Dickerson facilities which was completed in October 2016; (2) completing supplemental environmental projects worth $1 million; and (3) paying a civil penalty of $1 million. The Company has improved the wastewater treatment systems at the Chalk Point and Dickerson facilities and paid the civil penalty of $1 million.
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
Telephone Consumer Protection Act Purported Class Actions — Three purported class action lawsuits have been filed against NRG Residential Solar Solutions, LLC — one in California and two in New Jersey.  The plaintiffs generally allege misrepresentation by the call agents and violations of the TCPA, claiming that the defendants engaged in a telemarketing campaign placing unsolicited calls to individuals on the “Do Not Call List.” The plaintiffs seek statutory damages of up to $1,500 per plaintiff, actual damages and equitable relief. On July 8, 2016, NRG filed a Rule 11 Motion seeking dismissal of NRG from the California case. The Rule 11 Motion was denied on August 16, 2016.
California Department of Water Resources and San Diego Gas & Electric Company v. Sunrise Power Company LLC — On January 29, 2016, CDWR and SDG&E filed a lawsuit against Sunrise Power Company, along with NRG and Chevron Power Corporation.  In June 2001, CDWR and Sunrise entered into a 10-year PPA under which Sunrise would construct and operate a generating facility and provide power to CDWR.  At the time the PPA was entered into, Sunrise had a transportation services agreement, or TSA, to purchase natural gas from Kern River through April 30, 2018.  In August 2003, CDWR entered into an agreement with Sunrise and Kern River in which CDWR accepted assignment of the TSA through the term of the PPA.  After the PPA expired, Kern River demanded that any reassignment be to a party which met certain creditworthiness standards which Sunrise did not.  As such, the plaintiffs have brought this lawsuit against the defendants alleging breach of contract, breach of covenant of good faith and fair dealing and improper distributions.  Plaintiffs generally claim damages of $1.2 million per month for the remaining 70 months of the TSA. On April 20, 2016, the defendants filed demurrers in response to the plaintiffs' complaint. The demurrers were granted on June 14, 2016; however, the plaintiffs were allowed to file amended complaints on July 1, 2016. On July 27, 2016, defendants filed demurrers to the amended complaints. The hearing on the demurrers is scheduled for November 9, 2016.

Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. On August 3, 2016, the court approved a stipulation entered into by the parties. The stipulation provided that the plaintiffs would file an amended complaint by August 19, 2016, which they did on August 18, 2016. The Defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016.

Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed responsive pleadings on November 4, 2016.

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
PJM Capacity Performance Appeals — On or about July 8, 2016, four petitions were filed at the U.S. Court of Appeals for the D.C. Circuit seeking review of the FERC orders approving PJM’s Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. The Company intervened in these matters on July 29, 2016. Briefing is underway. This case concerns capacity revenues already received by the Company, as well as revenues that would be received in the future.

Midwest Generation, LLC Reactive Power Compensation — On June 21, 2016, FERC issued an order directing MWG to make a compliance filing setting forth refunds for payments received in violation of its 2004 reactive power settlement or to show cause why it has not violated the settlement and ordered MWG to revise its tariff to reflect the costs of units continuing to provide reactive power or show cause why it should not be required to do so. The Commission also referred this matter to the Commission's Office of Enforcement. On June 30, 2016, MWG filed a revised tariff, and on July 22, 2016, MWG made a compliance filing as ordered by FERC. On October 13, 2016, FERC found that MWG should only be liable for refunds that accrued after bankruptcy on April 1, 2014 through June 30, 2016. The matter is still pending at the Commission's Office of Enforcement.

Note 16 — Environmental Matters
This footnote should be read in conjunction with the complete description under Note 24, Environmental Matters, to the Company's 2015 Form 10-K.
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. NRG is also subject to laws regarding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. Environmental laws have become increasingly stringent and NRG expects this trend to continue. The electric generation industry is facing new requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
The EPA finalized CSAPR in 2011, which was intended to replace CAIR in January 2012, to address certain states' obligations to reduce emissions so that downwind states can achieve federal air quality standards. In December 2011, the D.C. Circuit stayed the implementation of CSAPR and then vacated CSAPR in August 2012 but kept CAIR in place until the EPA could replace it. In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit's decision. In October 2014, the D.C. Circuit lifted the stay of CSAPR. In response, the EPA in November 2014 amended the CSAPR compliance dates. Accordingly, CSAPR replaced CAIR on January 1, 2015. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded its authority by requiring certain reductions that were not necessary for downwind states to achieve federal standards. Although the D.C. Circuit kept the rule in place, the court ordered the EPA to revise the Phase 2 (or 2017) (i) SO2 budgets for four states including Texas and (ii) ozone-season NOx budgets for 11 states including Maryland, New Jersey, New York, Ohio, Pennsylvania and Texas. On October 26, 2016, the EPA finalized the CSAPR Update Rule, which reduces future NOx allocations and discounts the current banked allowances to account for the more stringent 2008 Ozone NAAQS and to address the D.C. Circuit's July 2015 decision. The Company believes its investment in pollution controls and cleaner technologies leave the fleet well-positioned for compliance.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. The Company has evaluated the impact of the new rule on the Company's consolidated financial position, results of operations, or cash flows and has accrued its environmental and asset retirement obligations under the rule based on current estimates as of September 30, 2016.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2016 through 2020 required to comply with environmental laws will be approximately $328 million, which includes $76 million for GenOn and $234 million for Midwest Generation. These costs, the majority of which will be expended by the end of 2016, are primarily associated with (i) DSI/ESP upgrades at the Powerton facility and the Joliet gas conversion to satisfy the IL CPS and (ii) MATS compliance at the Avon Lake facility.

Note 17 — Condensed Consolidating Financial Information
As of September 30, 2016, the Company had outstanding $5.8 billion of Senior Notes due from 2018 - 2027, as shown in Note 8, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries and NRG Yield, Inc. and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2016:

Ace Energy, Inc.	New Genco GP, LLC	NRG Norwalk Harbor Operations Inc.
Allied Home Warranty GP LLC	Norwalk Power LLC	NRG Operating Services, Inc.
Allied Warranty LLC	NRG Advisory Services LLC	NRG Oswego Harbor Power Operations Inc.
Arthur Kill Power LLC	NRG Affiliate Services Inc.	NRG PacGen Inc.
Astoria Gas Turbine Power LLC	NRG Artesian Energy LLC	NRG Portable Power LLC
Bayou Cove Peaking Power, LLC	NRG Arthur Kill Operations Inc.	NRG Power Marketing LLC
BidURenergy, Inc.	NRG Astoria Gas Turbine Operations Inc.	NRG Reliability Solutions LLC
Cabrillo Power I LLC	NRG Bayou Cove LLC	NRG Renter's Protection LLC
Cabrillo Power II LLC	NRG Business Services LLC	NRG Retail LLC
Carbon Management Solutions LLC	NRG Business Solutions LLC	NRG Retail Northeast LLC
Cirro Group, Inc.	NRG Cabrillo Power Operations Inc.	NRG Rockford Acquisition LLC
Cirro Energy Services, Inc.	NRG California Peaker Operations LLC	NRG Saguaro Operations Inc.
Clean Edge Energy LLC	NRG Cedar Bayou Development Company, LLC	NRG Security LLC
Conemaugh Power LLC	NRG Connected Home LLC	NRG Services Corporation
Connecticut Jet Power LLC	NRG Connecticut Affiliate Services Inc.	NRG SimplySmart Solutions LLC
Cottonwood Development LLC	NRG Construction LLC	NRG South Central Affiliate Services Inc.
Cottonwood Energy Company LP	NRG Curtailment Solutions Holdings LLC	NRG South Central Generating LLC
Cottonwood Generating Partners I LLC	NRG Curtailment Solutions, Inc	NRG South Central Operations Inc.
Cottonwood Generating Partners II LLC	NRG Development Company Inc.	NRG South Texas LP
Cottonwood Generating Partners III LLC	NRG Devon Operations Inc.	NRG SPV #1 LLC
Cottonwood Technology Partners LP	NRG Dispatch Services LLC	NRG Texas C&I Supply LLC
Devon Power LLC	NRG Distributed Generation PR LLC	NRG Texas Gregory LLC
Dunkirk Power LLC	NRG Dunkirk Operations Inc.	NRG Texas Holding Inc.
Eastern Sierra Energy Company LLC	NRG El Segundo Operations Inc.	NRG Texas LLC
El Segundo Power, LLC	NRG Energy Efficiency-L LLC	NRG Texas Power LLC
El Segundo Power II LLC	NRG Energy Efficiency-P LLC	NRG Warranty Services LLC
Energy Alternatives Wholesale, LLC	NRG Energy Labor Services LLC	NRG West Coast LLC
Energy Choice Solutions LLC	NRG ECOKAP Holdings LLC	NRG Western Affiliate Services Inc.
Energy Plus Holdings LLC	NRG Energy Services Group LLC	O'Brien Cogeneration, Inc. II
Energy Plus Natural Gas LLC	NRG Energy Services International Inc.	ONSITE Energy, Inc.
Energy Protection Insurance Company	NRG Energy Services LLC	Oswego Harbor Power LLC
Everything Energy LLC	NRG Generation Holdings, Inc.	RE Retail Receivables, LLC
Forward Home Security, LLC	NRG Greenco	Reliant Energy Northeast LLC
GCP Funding Company, LLC	NRG Home & Business Solutions LLC	Reliant Energy Power Supply, LLC
Green Mountain Energy Company	NRG Home Services LLC	Reliant Energy Retail Holdings, LLC
Gregory Partners, LLC	NRG Home Solutions LLC	Reliant Energy Retail Services, LLC
Gregory Power Partners LLC	NRG Home Solutions Product LLC	RERH Holdings, LLC
Huntley Power LLC	NRG Homer City Services LLC	Saguaro Power LLC
Independence Energy Alliance LLC	NRG Huntley Operations Inc.	Somerset Operations Inc.
Independence Energy Group LLC	NRG HQ DG LLC	Somerset Power LLC
Independence Energy Natural Gas LLC	NRG Identity Protect LLC	Texas Genco Financing Corp.
Indian River Operations Inc.	NRG Ilion Limited Partnership	Texas Genco GP, LLC
Indian River Power LLC	NRG Ilion LP LLC	Texas Genco Holdings, Inc.
Keystone Power LLC	NRG International LLC	Texas Genco LP, LLC
Langford Wind Power, LLC	NRG Maintenance Services LLC	Texas Genco Operating Services, LLC
Louisiana Generating LLC	NRG Mextrans Inc.	Texas Genco Services, LP
Meriden Gas Turbines LLC	NRG MidAtlantic Affiliate Services Inc.	US Retailers LLC
Middletown Power LLC	NRG Middletown Operations Inc.	Vienna Operations Inc.
Montville Power LLC	NRG Montville Operations Inc.	Vienna Power LLC
NEO Corporation	NRG New Roads Holdings LLC	WCP (Generation) Holdings LLC
NEO Freehold-Gen LLC	NRG North Central Operations Inc.	West Coast Power LLC
NEO Power Services Inc.	NRG Northeast Affiliate Services Inc.

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,424	$1,622	$—	$(94)	$3,952
Operating Costs and Expenses
Cost of operations	1,718	1,158	11	(94)	2,793
Depreciation and amortization	147	203	7	—	357
Impairment losses	8	—	—	—	8
Selling, general and administrative	114	105	63	—	282
Acquisition-related transaction and integration costs	—	1	(1)	—	—
Development activity expenses	—	12	11	—	23
Total operating costs and expenses	1,987	1,479	91	(94)	3,463
Loss on sale of assets	—	262	4	—	266
Operating Income/(Loss)	437	405	(87)	—	755
Other Income/(Expense)
Equity in (losses)/earnings of consolidated subsidiaries	(110)	(13)	485	(362)	—
Equity in earnings/(losses) of unconsolidated affiliates	2	22	(2)	(6)	16
Impairment loss on investment	—	(8)	—	—	(8)
Other income	1	8	—	—	9
Loss on debt extinguishment	—	—	(50)	—	(50)
Interest expense	(4)	(148)	(128)	—	(280)
Total other (expense)/income	(111)	(139)	305	(368)	(313)
Income Before Income Taxes	326	266	218	(368)	442
Income tax expense/(benefit)	134	90	(218)	43	49
Net Income	192	176	436	(411)	393
Less: Net income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interests	—	6	34	(49)	(9)
Net Income Attributable to NRG Energy, Inc.	$192	$170	$402	$(362)	$402

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$6,079	$3,907	$—	$(167)	$9,819
Operating Costs and Expenses
Cost of operations	4,278	2,602	29	(171)	6,738
Depreciation and amortization	372	588	19	—	979
Impairment losses	8	115	—	—	123
Selling, general and administrative	306	296	200	—	802
Acquisition-related transaction and integration costs	—	1	6	—	7
Development activity expenses	—	44	23	—	67
Total operating costs and expenses	4,964	3,646	277	(171)	8,716
Gain/(loss) on sale of assets	—	294	(79)	—	215
Operating Income/(Loss)	1,115	555	(356)	4	1,318
Other Income/(Expense)
Equity in (losses)/earnings of consolidated subsidiaries	(178)	(36)	796	(582)	—
Equity in earnings/(losses) of unconsolidated affiliates	5	20	(2)	(10)	13
Impairment loss on investment	—	(147)	—	—	(147)
Other income	3	31	2	(1)	35
Loss on debt extinguishment	—	(4)	(115)	—	(119)
Interest expense	(11)	(443)	(387)	—	(841)
Total other (expense)/income	(181)	(579)	294	(593)	(1,059)
Income/(Loss) Before Income Taxes	934	(24)	(62)	(589)	259
Income tax expense/(benefit)	367	(22)	(345)	95	95
Net Income	567	(2)	283	(684)	164
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	—	(17)	70	(102)	(49)
Net Income Attributable to NRG Energy, Inc.	$567	$15	$213	$(582)	$213

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$192	$176	$436	$(411)	$393
Other Comprehensive Income/(Loss), net of tax
Unrealized gain on derivatives, net	—	40	26	(39)	27
Foreign currency translation adjustments, net	2	2	4	(5)	3
Available-for-sale securities, net	—	—	—	—	—
Defined benefit plans, net	54	—	(23)	—	31
Other comprehensive income	56	42	7	(44)	61
Comprehensive Income	248	218	443	(455)	454
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	13	34	(49)	(2)
Comprehensive Income Attributable to NRG Energy, Inc.	248	205	409	(406)	456
Comprehensive Income Available for Common Stockholders	$248	$205	$409	$(406)	$456

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$567	$(2)	$283	$(684)	$164
Other Comprehensive Income/(Loss), net of tax
Unrealized (loss)/gain on derivatives, net	—	(15)	46	(39)	(8)
Foreign currency translation adjustments, net	4	4	6	(8)	6
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	55	—	(23)	—	32
Other comprehensive income/(loss)	59	(11)	30	(47)	31
Comprehensive Income/(Loss)	626	(13)	313	(731)	195
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(38)	70	(102)	(70)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	626	25	243	(629)	265
Gain on redemption, net of dividends for preferred shares	—	—	(73)	—	(73)
Comprehensive Income/(Loss) Available for Common Stockholders	$626	$25	$316	$(629)	$338

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$—	$1,744	$691	$—	$2,435
Funds deposited by counterparties	6	10	—	—	16
Restricted cash	10	470	—	—	480
Accounts receivable - trade, net	880	482	—	—	1,362
Accounts receivable - affiliate	308	(133)	173	(343)	5
Inventory	425	592	—	—	1,017
Derivative instruments	700	384	—	(120)	964
Cash collateral paid in support of energy risk management activities	206	131	—	—	337
Renewable energy grant receivable, net	—	34	—	—	34
Prepayments and other current assets	70	237	57	—	364
Total current assets	2,605	3,951	921	(463)	7,014
Net property, plant and equipment	4,310	13,667	253	(27)	18,203
Other Assets
Investment in subsidiaries	875	2,054	10,781	(13,710)	—
Equity investments in affiliates	(14)	906	8	—	900
Notes receivable, less current portion	—	21	—	—	21
Goodwill	697	302	—	—	999
Intangible assets, net	651	1,457	1	(3)	2,106
Nuclear decommissioning trust fund	605	—	—	—	605
Derivative instruments	231	80	6	(61)	256
Deferred income tax	—	182	7	—	189
Other non-current assets	43	814	341	—	1,198
Total other assets	3,088	5,816	11,144	(13,774)	6,274
Total Assets	$10,003	$23,434	$12,318	$(14,264)	$31,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$1,475	$(254)	$—	$1,221
Accounts payable	577	330	38	—	945
Accounts payable — affiliate	128	158	57	(343)	—
Derivative instruments	601	485	3	(120)	969
Cash collateral received in support of energy risk management activities	6	10	—	—	16
Accrued expenses and other current liabilities	301	489	360	—	1,150
Total current liabilities	1,613	2,947	204	(463)	4,301
Other Liabilities
Long-term debt and capital leases	244	10,011	7,763	—	18,018
Nuclear decommissioning reserve	284	—	—	—	284
Nuclear decommissioning trust liability	309	—	—	—	309
Deferred income taxes	1,068	(112)	(909)	—	47
Derivative instruments	233	303	—	(61)	475
Out-of-market contracts, net	84	981	—	—	1,065
Other non-current liabilities	361	787	332	—	1,480
Total non-current liabilities	2,583	11,970	7,186	(61)	21,678
Total liabilities	4,196	14,917	7,390	(524)	25,979
Redeemable noncontrolling interest in subsidiaries	—	19	—	—	19
Stockholders’ Equity	5,807	8,498	4,928	(13,740)	5,493
Total Liabilities and Stockholders’ Equity	$10,003	$23,434	$12,318	$(14,264)	$31,491

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 (Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net Income	$567	$(2)	$283	$(684)	$164
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Distributions from unconsolidated affiliates	—	65	—	(8)	57
Equity in (earnings)/losses of unconsolidated affiliates	(5)	(20)	2	10	(13)
Depreciation and amortization	372	588	19	—	979
Provision for bad debts	31	5	—	—	36
Amortization of nuclear fuel	39	—	—	—	39
Amortization of financing costs and debt discount/premiums	—	(14)	17	—	3
Adjustment for debt extinguishment	—	4	17	—	21
Amortization of intangibles and out-of-market contracts	32	41	—	—	73
Amortization of unearned equity compensation	—	—	23	—	23
Impairment losses	8	262	—	—	270
Changes in deferred income taxes and liability for uncertain tax benefits	(134)	(90)	253	—	29
Changes in nuclear decommissioning trust liability	24	—	—	—	24
Changes in derivative instruments	(173)	258	(3)	—	82
Changes in collateral deposits supporting energy risk management activities	268	(37)	—	—	231
Proceeds from sale of emission allowances	47	—	—	—	47
(Gain)/loss on sale of assets	—	(294)	70		(224)
Cash (used)/provided by changes in other working capital	(887)	305	(208)	682	(108)
Net Cash Provided by Operating Activities	189	1,071	473	—	1,733
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	59	(59)	—
Acquisition of September 2016 Drop Down Assets, net of cash acquired	—	(77)	—	77	—
Intercompany dividends	—	—	12	(12)	—
Acquisition of businesses, net of cash acquired	—	(18)	—	—	(18)
Capital expenditures	(145)	(713)	(40)	—	(898)
Increase in restricted cash, net	(5)	(25)	—	—	(30)
Increase in restricted cash — U.S. DOE funded projects	—	(36)	—	—	(36)
Decrease in notes receivable	—	2	—	—	2
Purchases of emission allowances	(32)	—	—	—	(32)
Proceeds from sale of emission allowances	47	—	—	—	47
Investments in nuclear decommissioning trust fund securities	(378)	—	—	—	(378)
Proceeds from sales of nuclear decommissioning trust fund securities	354	—	—	—	354
Proceeds from renewable energy grants and state rebates	—	11	—	—	11
Proceeds from sale of assets, net of cash disposed of	—	619	17	—	636
Proceeds from (investments in) unconsolidated affiliates	2	(25)	—	—	(23)
Other	27	9	8	—	44
Net Cash (Used)/Provided by Investing Activities	(130)	(253)	56	6	(321)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(59)	—	59	—
Payments (for)/from intercompany loans	(2)	(134)	136	—	—
Acquisition of September 2016 Drop Down Assets, net of cash acquired	—	—	77	(77)	—
Intercompany dividends	(52)	40	—	12	—
Payment of dividends to common and preferred stockholders	—	—	(66)	—	(66)
Payment for preferred shares	—	—	(226)	—	(226)
Net receipts from settlement of acquired derivatives that include financing elements	—	129	—	—	129
Proceeds from issuance of long-term debt	—	1,097	4,140	—	5,237
Payments for short and long-term debt	(2)	(815)	(4,540)	—	(5,357)
Distributions from, net of contributions to, noncontrolling interest in subsidiaries	—	(127)	—	—	(127)
Proceeds from issuance of common stock	—	—	1	—	1
Payment of debt issuance costs	—	(17)	(53)	—	(70)
Other - contingent consideration	(3)	(7)	—	—	(10)
Net Cash (Used)/Provided by Financing Activities	(59)	107	(531)	(6)	(489)
Effect of exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Net Increase/(Decrease) in Cash and Cash Equivalents	—	919	(2)	—	917
Cash and Cash Equivalents at Beginning of Period	—	825	693	—	1,518
Cash and Cash Equivalents at End of Period	$—	$1,744	$691	$—	$2,435

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$3,132	$1,331	$—	$(29)	$4,434
Operating Costs and Expenses
Cost of operations	2,276	792	14	(40)	3,042
Depreciation and amortization	190	187	5	—	382
Selling, general and administrative	136	91	100	—	327
Impairment losses	222	41	—	—	263
Acquisition-related transaction and integration costs	—	2	1	—	3
Development activity expenses	—	17	21	—	38
Total operating costs and expenses	2,824	1,130	141	(40)	4,055
Operating Income/(Loss)	308	201	(141)	11	379
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	—	42	228	(270)	—
Equity in earnings of unconsolidated affiliates	3	27	1	(7)	24
Other income, net	2	3	1	(2)	4
Loss on debt extinguishment	—	(2)	—	—	(2)
Interest expense	(4)	(151)	(136)	—	(291)
Total other income/(expense)	1	(81)	94	(279)	(265)
Income/(Loss) Before Income Taxes	309	120	(47)	(268)	114
Income tax expense/(benefit)	88	56	(130)	33	47
Net Income	221	64	83	(301)	67
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest	—	15	17	(31)	1
Net Income Attributable to NRG Energy, Inc.	$221	$49	$66	$(270)	$66

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$7,959	$3,801	$—	$(97)	$11,663
Operating Costs and Expenses
Cost of operations	6,083	2,554	10	(96)	8,551
Depreciation and amortization	590	568	15	—	1,173
Selling, general and administrative	351	280	247	—	878
Impairment losses	222	41	—	—	263
Acquisition-related transaction and integration costs	—	3	13	—	16
Development activity expenses	—	43	66	—	109
Total operating costs and expenses	7,246	3,489	351	(96)	10,990
Gain on postretirement benefits curtailment	—	14	—	—	14
Operating Income/(Loss)	713	326	(351)	(1)	687
Other Income/(Expense)
Equity in (losses)/earnings of consolidated subsidiaries	(35)	(15)	432	(382)	—
Equity in earnings of unconsolidated affiliates	6	33	—	(10)	29
Other income, net	3	23	3	(2)	27
Loss on debt extinguishment	—	(9)	—	—	(9)
Interest expense	(13)	(430)	(412)	—	(855)
Total other (expense)/income	(39)	(398)	23	(394)	(808)
Income/(Loss) Before Income Taxes	674	(72)	(328)	(395)	(121)
Income tax expense/(benefit)	225	(20)	(281)	33	(43)
Net Income/(Loss)	449	(52)	(47)	(428)	(78)
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest	—	15	21	(46)	(10)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$449	$(67)	$(68)	$(382)	$(68)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Three Months Ended September 30, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$221	$64	$83	$(301)	$67
Other Comprehensive Income/(Loss), net of tax
Unrealized (loss)/gain on derivatives, net	(5)	(24)	20	3	(6)
Foreign currency translation adjustments, net	—	(6)	(2)	—	(8)
Available-for-sale securities, net	—	12	(19)	—	(7)
Defined benefit plans, net	4	(1)	—	—	3
Other comprehensive loss	(1)	(19)	(1)	3	(18)
Comprehensive Income	220	45	82	(298)	49
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	(3)	17	(31)	(17)
Comprehensive Income Attributable to NRG Energy, Inc.	220	48	65	(267)	66
Dividends for preferred shares	—	—	5	—	5
Comprehensive Income Available for Common Stockholders	$220	$48	$60	$(267)	$61

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Nine Months Ended September 30, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$449	$(52)	$(47)	$(428)	$(78)
Other Comprehensive Income/(Loss), net of tax
Unrealized (loss)/gain on derivatives, net	(10)	(9)	29	(12)	(2)
Foreign currency translation adjustments, net	—	(6)	(4)	—	(10)
Available-for-sale securities, net	—	11	(22)	—	(11)
Defined benefit plans, net	1	(2)	10	—	9
Other comprehensive (loss)/income	(9)	(6)	13	(12)	(14)
Comprehensive Income/(Loss)	440	(58)	(34)	(440)	(92)
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	(9)	21	(46)	(34)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	440	(49)	(55)	(394)	(58)
Dividends for preferred shares	—	—	15	—	15
Comprehensive Income/(Loss) Available for Common Stockholders	$440	$(49)	$(70)	$(394)	$(73)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$—	$825	$693	$—	$1,518
Funds deposited by counterparties	55	51	—	—	106
Restricted cash	5	409	—	—	414
Accounts receivable - trade, net	851	304	2	—	1,157
Accounts receivable - affiliate	395	260	571	(1,222)	4
Inventory	570	682	—	—	1,252
Derivative instruments	1,202	871	—	(158)	1,915
Cash collateral paid in support of energy risk management activities	474	94	—	—	568
Renewable energy grant receivable, net	—	13	—	—	13
Current assets held-for-sale	—	6	—	—	6
Prepayments and other current assets	93	274	71	—	438
Total current assets	3,645	3,789	1,337	(1,380)	7,391
Net Property, Plant and Equipment	4,767	13,773	219	(27)	18,732
Other Assets
Investment in subsidiaries	842	2,244	11,039	(14,125)	—
Equity investments in affiliates	(14)	1,160	1	(102)	1,045
Notes receivable, less current portion	—	46	7	—	53
Goodwill	697	302	—	—	999
Intangible assets, net	763	1,551	2	(6)	2,310
Nuclear decommissioning trust fund	561	—	—	—	561
Derivative instruments	153	184	—	(32)	305
Deferred income taxes	(6)	815	(642)	—	167
Non-current assets held for sale	—	105	—	—	105
Other non-current assets	80	749	385	—	1,214
Total other assets	3,076	7,156	10,792	(14,265)	6,759
Total Assets	$11,488	$24,718	$12,348	$(15,672)	$32,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$2	$460	$19	$—	$481
Accounts payable	553	277	39	—	869
Accounts payable — affiliate	151	2,000	(929)	(1,222)	—
Derivative instruments	1,130	749	—	(158)	1,721
Cash collateral received in support of energy risk management activities	55	51	—	—	106
Current liabilities held-for-sale	—	2	—	—	2
Accrued expenses and other current liabilities	319	429	449	(1)	1,196
Total current liabilities	2,210	3,968	(422)	(1,381)	4,375
Other Liabilities
Long-term debt and capital leases	302	10,496	8,185	—	18,983
Nuclear decommissioning reserve	326	—	—	—	326
Nuclear decommissioning trust liability	283	—	—	—	283
Deferred income taxes	179	(1,088)	928	—	19
Derivative instruments	301	224	—	(32)	493
Out-of-market contracts, net	95	1,051	—	—	1,146
Non-current liabilities held-for-sale	—	4	—	—	4
Other non-current liabilities	554	735	199	—	1,488
Total non-current liabilities	2,040	11,422	9,312	(32)	22,742
Total Liabilities	4,250	15,390	8,890	(1,413)	27,117
2.822% Preferred Stock	—	—	302	—	302
Redeemable noncontrolling interest in subsidiaries	—	29	—	—	29
Stockholders’ Equity	7,238	9,299	3,156	(14,259)	5,434
Total Liabilities and Stockholders’ Equity	$11,488	$24,718	$12,348	$(15,672)	$32,882

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net Income/(Loss)	$449	$(52)	$(47)	$(428)	$(78)
Adjustments to reconcile net loss to net cash provided by operating activities:
Distributions from unconsolidated affiliates	—	77	—	(20)	57
Equity in earnings of unconsolidated affiliates	(6)	(33)	—	10	(29)
Depreciation and amortization	590	568	15	—	1,173
Provision for bad debts	46	—	3	—	49
Amortization of nuclear fuel	36	—	—	—	36
Amortization of financing costs and debt discount/premiums	—	(29)	20		(9)
Adjustment for debt extinguishment	—	9	—	—	9
Amortization of intangibles and out-of-market contracts	43	25	—	—	68
Amortization of unearned equity compensation	—	—	37	—	37
Changes in deferred income taxes and liability for uncertain tax benefits	218	(77)	(213)	—	(72)
Changes in nuclear decommissioning trust liability	1	—	—	—	1
Changes in derivative instruments	135	89	(44)	—	180
Changes in collateral deposits supporting energy risk management activities	(141)	(39)	—	—	(180)
Gain on sale of emission allowances	(6)	—	—	—	(6)
Gain on postretirement benefits curtailment	—	(14)	—	—	(14)
Impairment losses	222	41	—	—	263
Cash provided/(used) by changes in other working capital	1,048	(879)	(702)	440	(93)
Net Cash Provided/(Used) by Operating Activities	2,635	(314)	(931)	2	1,392
Cash Flows from Investing Activities
Acquisition of January 2015 Drop Down Assets, net of cash acquired	—	(489)	—	489	—
Dividends from NRG Yield, Inc.	—	—	52	(52)	—
Intercompany dividends	—	—	33	(33)	—
Acquisition of businesses, net of cash acquired	—	(31)	—	—	(31)
Capital expenditures	(264)	(595)	(30)	—	(889)
Increase in restricted cash, net	(3)	(38)	—	—	(41)
Decrease in restricted cash — U.S. DOE projects	—	1	—	—	1
Decrease in notes receivable	—	10	—	—	10
Purchases of emission allowances	(40)	—	—	—	(40)
Proceeds from sale of emission allowances	45	—	—	—	45
Investments in nuclear decommissioning trust fund securities	(500)	—	—	—	(500)
Proceeds from sales of nuclear decommissioning trust fund securities	499	—	—	—	499
Proceeds from renewable energy grants and state rebates	—	62	—	—	62
Proceeds from sale of assets, net of cash disposed of	—	—	1	—	1
Investments in unconsolidated affiliates	1	(317)	(39)	(2)	(357)
Other	—	8	—	—	8
Net Cash Used by Investing Activities	(262)	(1,389)	17	402	(1,232)
Cash Flows from Financing Activities
Proceeds from intercompany loans to subsidiaries	(2,391)	1,178	1,213	—	—
Acquisition of January 2015 Drop Down Assets, net of cash acquired	—	—	489	(489)	—
Intercompany dividends	—	(33)	—	33	—
Payments of dividends from NRG Yield, Inc.	—	(52)	—	52	—
Payment of dividends to common and preferred stockholders	—	—	(152)	—	(152)
Payment for treasury stock	—	—	(353)	—	(353)
Net receipts for settlement of acquired derivatives that include financing elements	—	138	—	—	138
Proceeds from issuance of long-term debt	—	635	44	—	679
Distributions from, net of contributions to, noncontrolling interest in subsidiaries	—	651	—	—	651
Proceeds from issuance of common stock	—	—	1	—	1
Payment of debt issuance costs	—	(14)	—	—	(14)
Payments for short and long-term debt	—	(938)	(16)	—	(954)
Other	—	(22)	—	—	(22)
Net Cash Provided by Financing Activities	(2,391)	1,543	1,226	(404)	(26)
Effect of exchange rate changes on cash and cash equivalents	—	15	—	—	15
Net (Decrease)/Increase in Cash and Cash Equivalents	(18)	(145)	312	—	149
Cash and Cash Equivalents at Beginning of Period	18	1,455	643	—	2,116
Cash and Cash Equivalents at End of Period	$—	$1,310	$955	$—	$2,265

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2016 and 2015. Also refer to NRG's 2015 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is an integrated competitive power company that aims to create a sustainable energy future by producing, selling and delivering energy and energy products and services in major competitive power markets in the U.S. in a manner that delivers value to all of NRG's stakeholders. NRG has one of the nation's largest and most diverse competitive generation portfolios balanced with a leading retail electricity platform. The Company owns and operates approximately 46,000 MW of generation; engages in the trading of wholesale energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products and services to retail customers under the names “NRG”, "Reliant" and other retail brand names owned by NRG. NRG was incorporated as a Delaware corporation on May 29, 1992.
The following table summarizes NRG's global generation portfolio as of September 30, 2016, by operating segment:

	Global Generation Portfolio(a)
	(In MW)
	Generation
Generation Type	Gulf Coast	East	West	International	Renewables(b)	NRG Yield (c)	Other (d)	Total Global
Natural gas(e)	8,651	7,847	6,085	144	—	1,878	—	24,605
Coal(f)	5,114	7,465	—	605	—	—	—	13,184
Oil(g)	—	5,477	—	—	—	190	—	5,667
Nuclear	1,176	—	—	—	—	—	—	1,176
Wind	—	—	—	—	961	2,005	—	2,966
Utility Scale Solar	—	—	—	—	722	610	—	1,332
Distributed Solar	—	—	—	—	85	9	114	208
Total generation capacity	14,941	20,789	6,085	749	1,768	4,692	114	49,138
Capacity attributable to noncontrolling interest	—	—	—	—	(638)	(2,110)	—	(2,748)
Total net generation capacity	14,941	20,789	6,085	749	1,130	2,582	114	46,390
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
(e) New Castle Units 3, 4, and 5 and Joliet Units 6, 7, and 8, totaling 1,651 MW, were moved to natural gas from coal following completion of natural gas conversion projects in the second quarter of 2016. The balance of plant work is being completed for full load operation of Joliet Unit 6. Natural gas generation portfolio does not include 878 MW related to Aurora and 450 MW related to Rockford, which were both sold on July 12, 2016. Natural gas generation includes 275 MW related to Choctaw Unit 1 which is in forced outage.
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
The table below provides a detailed description of NRG’s 2019/2020 base residual auction results from May 24, 2016:

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
(2) Includes GenOn.

PJM Capacity Performance Appeals — On or about July 8, 2016, four petitions were filed at the U.S. Court of Appeals for the D.C. Circuit seeking review of the FERC orders approving PJM’s Capacity Performance revisions to its forward capacity market after motions for rehearing at FERC were denied on May 10, 2016. The Company intervened in these matters on July 29, 2016. Briefing is underway. This case governs capacity revenues already received by the Company, as well as the revenues for forward periods.
AEP and FirstEnergy Ohio Contracts — On March 31, 2016, the Public Utility Commission of Ohio, or PUCO, approved  two settlements allowing AEP and FirstEnergy to recover costs associated with contracts between their regulated and un-regulated affiliates via a non-bypassable “retail rate rider” that would apply to all retail customers in Ohio.  In anticipation of the approval of the contracts, NRG, along with other companies, participated in three separate complaints at FERC, two questioning whether AEP and FirstEnergy have the regulatory approvals necessary to enter into above-market contracts with their generation affiliates without further FERC review, and one alleging that PJM’s tariff is unjust and unreasonable because it does not include provisions to prevent the artificial suppression of prices caused by state-approved out-of-market payments.  On April 27, 2016, FERC granted the complaints against AEP and FirstEnergy, and required AEP and FirstEnergy to file the Ohio PPAs with FERC for further review.  The second complaint against PJM regarding bidding rules remains pending.
In response to the FERC order granting the Company’s complaint, FirstEnergy filed both an administrative appeal at PUCO and, among other things, proposed an alternative “virtual power purchase agreement”, both of which the Company also opposed. On October 12, 2016, PUCO approved an alternative PUCO staff proposal that establishes a grid modernization fund to be paid to the FirstEnergy utilities in Ohio.  While the proposed out of market contracts would have directly impacted the PJM wholesale market, the grid modernization proposal approved by PUCO does not create an explicit subsidy for FirstEnergy’s wholesale affiliates.

New England
Winter Reliability Program — On August 8, 2016, FERC issued an order on remand establishing a new proceeding into whether rates charged in the 2013/2014 Winter Reliability Program were just and reasonable. The Winter Reliability Program paid generators for certain costs associated with ensuring reliability during the winter period. The order on remand follows a D.C. Circuit opinion questioning whether FERC had adequately justified its acceptance of ISO-NE's proposed rates. The order directs ISO-NE to (i) collect information from each market participant on its costs of participating in the program, and (ii) directs ISO-NE to analyze whether the market results were competitive. On September 19, 2016, the Company submitted information as requested by the Internal Market Monitor and as instructed by FERC. Depending on the outcome of the proceeding, FERC could potentially direct refunds of some or all of the revenues earned by the Company.
FCM Rules for 2014 Forward Capacity Auction — On February 28, 2014, ISO-NE filed with FERC the results of Forward Capacity Auction 8. On September 16, 2014, FERC issued a notice stating that the Forward Capacity Auction 8 results would go into effect by operation of law. Several parties requested rehearing of FERC’s notice. FERC rejected those requests on legal and procedural grounds. A petition for review of FERC's decision was filed with the D.C. Circuit. The Company, along with other parties, filed a brief in support of FERC. On October 25, 2016, the D.C. Circuit rejected all challenges to the validity of the Forward Capacity Auction 8 results, finding that it had no jurisdiction to review rates allowed to go into effect by operation of law.

New York
Dunkirk Power Reliability Service and Natural Gas Addition — On February 13, 2014, Dunkirk Power LLC and National Grid agreed to a term sheet for a 10-year agreement to govern the addition of natural gas-burning capabilities to the Dunkirk facility.  This term sheet, known as the DNG Agreement Term Sheet, was approved by the NYSPSC on June 13, 2014.  On February 27, 2015, Entergy filed a complaint in the U.S. District Court for the Northern District of New York alleging that the NYSPSC’s approval of the DNG Agreement Term Sheet impermissibly interfered with FERC’s exclusive jurisdiction over the wholesale markets.  On March 7, 2016, the U.S. District Court denied a motion to dismiss filed by the NYSPSC, and litigation is ongoing.

On May 20, 2016, the NYSPSC issued a notice soliciting comments as to whether National Grid should still be authorized to recover costs under the DNG Agreement Term Sheet given various intervening events subsequent to the Commission’s approval in 2014. The Company submitted comments on July 15, 2016 in response to the notice.

FERC Investigation of NYISO RMR Practices — On February 19, 2015, pursuant to Section 206 of the FPA, FERC found NYISO’s tariff to be unjust and unreasonable because it did not contain provisions governing the retention of and compensation to generating units for reliability. FERC ordered NYISO to adopt tariff provisions containing a proposed RMR rate schedule and pro forma RMR agreement. On October 19, 2015, NYISO filed its tariff revisions at FERC. NRG protested the filing. On April 21, 2016, FERC rejected in part and accepted in part NYISO’s proposed tariff provisions. Multiple parties filed for rehearing. NYISO made a compliance filing on September 19, 2016, which was protested by a generator trade association. Resolution of this matter will affect how long uneconomic resources must stay in the market before they are allowed to retire, as well as the impact units retained for reliability will have on market prices.

New York Public Service Commission Retail Energy Market Reset Order — On February 23, 2016, the NYSPSC issued what it refers to as its “Retail Reset” order, or Reset Order.  Among other things, the Reset Order instituted a price cap on many residential and small commercial electricity and natural gas offerings.  It also required many retail providers to seek affirmative consent from select classes of retail customers over a very short period of time in order to retain those customers.  Retail suppliers who cannot meet these conditions will be required to return their customers to energy supply service provided by the local utility.  A number of interested parties both sought rehearing of the Reset Order with the NYSPSC and requested emergency judicial review.  On July 25, 2016, the New York Supreme Court vacated part of the Reset Order on procedural grounds and remanded the matter back to the NYSPSC for further consideration.  Additionally, the court order affirmed NYSPSC’s authority to regulate ESCO rates.  The matter is now on appeal before the Supreme Court of New York, Appellate Division. The outcome of this case will affect the viability of the New York retail energy market.

New York Clean Energy Standard and Zero-Emissions Credit Nuclear Bailout — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES.  The CES order included three main components: (i) a commitment to move New York to 50% renewables by 2030; (ii) new renewable energy credit pricing for both new and existing renewable facilities; and (iii) a Zero-Emissions Credit, or ZEC, that would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. The stated purpose of the ZECs is to keep nuclear units running even though they would be uneconomic and likely retire if they received compensation only from the FERC-jurisdictional wholesale power market. The ZECs would have the effect of suppressing wholesale market prices and interfere with the wholesale market.  On October 19, 2016, the Company, along with other entities, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program.

Gulf Coast Region
ERCOT
Greens Bayou Unit 5 RMR Status — On March 29, 2016, the Company filed notice with ERCOT of its intent to mothball Greens Bayou Unit 5.  On May 27, 2016, ERCOT made a final determination that the unit is needed for reliability must-run, or RMR, service to address potential operational contingencies. On June 14, 2016, the ERCOT Board confirmed ERCOT’s determination and approved a two-year RMR agreement, effective June 1, 2016 through June 30, 2018; provided, however, ERCOT may terminate the RMR agreement at any time upon 90 days' notice.  ERCOT has a standard form contract that provides for recovery of the operating costs of the unit, together with additional performance metrics and incentives.  The estimated budget for the unit is $58 million for the contract period, which amount does not include any incentives.  Under the RMR agreement, the unit is only available to ERCOT during the months of June through September.  On July 13, 2016, ERCOT issued a request for proposals for alternatives to the RMR agreement. No alternatives were selected by ERCOT. As a result of rule changes, ERCOT determined that the RMR agreement is only needed until a new 1,100 MW combined cycle plant at Colorado Bend Generating Station comes on line, expected in mid-2017.

MISO
MISO Forward Capacity Market Design for Retail Choice — MISO staff has proposed revisions to its market design by implementing a three-year Forward Resource Auction for Illinois and the portion of Michigan with Retail Choice Load with a Sloped Demand Curve. The Company is actively participating in discussions at MISO. On November 1, 2016, MISO filed its proposal with FERC. The ultimate outcome could have an effect on overall market prices in MISO.

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
National
Clean Power Plan — The national and international attention (including the Paris Agreement) in recent years on GHG emissions has resulted in federal and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. The CPP rule faces numerous legal challenges that likely will take several years to resolve. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The U.S. Court of Appeals for the D.C. Circuit, sitting en banc, heard oral argument on the challenges to the CPP in September 2016. A decision is expected in the next few months.
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
Illinois Union Insurance Company Litigation — On October 2, 2015, the U.S. District Court for the Middle District of Louisiana issued an order granting LaGen’s motion for summary judgment on its claims for declaratory judgment and breach of contract against ILU for its failure to indemnify LaGen for the costs LaGen paid pursuant to the consent decree that resolved the NSR lawsuit which was brought by the U.S. EPA and LA DEQ against LaGen related to Big Cajun II.  The court entered judgment in favor of LaGen for approximately $27 million.  In addition, the court ruled that LaGen is entitled to approximately $7 million for future consent decree costs as they are incurred.  On October 14, 2015, ILU filed a motion to stay execution of the judgment, which was granted on October 19, 2015.  Also, on October 14, 2015, ILU filed a notice to appeal the judgment. On January 14, 2016, the U.S. District Court granted LaGen's motion for attorney's fees of approximately $2 million for the indemnity phase of the litigation. On January 29, 2016, ILU filed an appeal brief with the U.S. Court of Appeals for the Fifth Circuit.  The Court of Appeals issued a decision on August 4, 2016 which vacated the summary judgment ruling and remanded the case to the U.S. District Court. The remanded case has been set for trial on May 8, 2017.

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

Significant Events
The following significant events occurred during 2016, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:
Acquisitions

•
SunEdison Utility-Scale Solar and Wind Acquisition — On September 15, 2016, the Company entered into an agreement with SunEdison to acquire (i) an equity interest in a tax-equity portfolio of 530 MW mechanically-complete solar assets of which NRG’s net interest based on cash to be distributed will be 265 MW, and an additional 937 MW of solar and wind assets in development, (ii) a 154 MW construction-ready solar facility in Texas and (iii) a 182 MW portfolio of construction-ready and development solar assets in Hawaii.  The acquisition of the portfolio of solar assets in Hawaii was completed on October 7, 2016 for upfront cash consideration of $2 million and the acquisition of the 530 MW tax equity portfolio and the 937 MW development assets was completed on November 2, 2016 for upfront cash consideration of $111 million. The Company expects to pay total upfront cash consideration for the three acquisitions of $129 million, with an estimated $59 million in additional payments contingent upon future development milestones.

•
SunEdison Solar Distributed Generation Acquisition — On October 3, 2016, the Company acquired a 29 MW portfolio of mechanically-complete and construction-ready distributed generation solar assets from SunEdison for cash consideration of approximately $68 million, subject to post closing adjustments.  The Company expects to sell these assets into a tax-equity financed portfolio within the DGPV Holdco partnership between NRG and NRG Yield, Inc.

Dispositions

•
In the first quarter of 2016, the Company completed the sales of the Seward and Shelby generating stations. On July 12, 2016, the Company sold 100% of its interests in the Rockford generating stations. Also, on July 12, 2016, GenOn completed the sale of the Aurora generating station. The completion of these dispositions resulted in a decrease of 2,205 MW from the Company's generation portfolio.

•
EVgo — On June 17, 2016, the Company completed the sale of a majority interest in the EVgo business to Vision Ridge Partners, which resulted in a loss of $78 million, for total consideration of approximately $39 million, consisting of $17 million in cash received, which is net of $2.5 million in working capital adjustments, $15 million contributed as capital to the EVgo business by Vision Ridge Partners and $7 million of future contributions by Vision Ridge Partners.

•
CVSR — On September 1, 2016, the Company sold its remaining 51.05% interest in CVSR Holdco LLC, which indirectly owns the CVSR solar facility, to NRG Yield, Inc. for total cash consideration of $78.5 million, plus an immaterial working capital adjustment. NRG Yield, Inc. also assumed $496 million of non-recourse project debt as of the closing date.

•	Potrero Real Property — On September 26, 2016, the Company completed its sale of real property at the Potrero site for net cash proceeds of $74 million.
Financing Activities

•
Senior Notes Issuances and Repurchases — On May 23, 2016, NRG issued $1.0 billion in aggregate principal amount at par of 7.25% senior notes due 2026, or the 2026 Senior Notes. On August 2, 2016, NRG issued $1.25 billion in aggregate principal amount at par of 6.625% senior notes due 2027, or the 2027 Senior Notes. The proceeds from the issuance of the 2026 Senior Notes and the 2027 Senior Notes were utilized to redeem a portion of the Senior Notes.

•
Preferred Stock Repurchase — On June 13, 2016, the Company completed the repurchase from Credit Suisse of 100% of the outstanding shares of its $344.5 million 2.822% preferred stock at a price of $226 million.

•
Credit Facility Refinancing — On June 30, 2016, the Company completed a refinancing of its Senior Credit Facility, replacing it with the 2016 Senior Credit Facility, as more fully described in Note 8, Debt and Capital Leases, to this Form 10-Q.

•
NRG Yield Operating Senior Note Offering — On August 18, 2016, NRG Yield Operating LLC issued $350 million of senior unsecured notes, or the NRG Yield Operating 2026 Senior Notes. The senior notes bear interest at 5.00% and mature in 2026.

•
Thermal Financing — On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Yield, Inc. received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for an additional $70 million of notes.

Impairments

•	During the first quarter of 2016, the Company recorded an impairment loss of $140 million on its investment in Petra Nova Parish Holdings.

•
During the second quarter of 2016, the Company recorded impairment losses on its Rockford generating stations and Mandalay and Ormond Beach operating units, as well as impairments relating to its residential solar business and previously purchased solar panels, totaling $115 million.

•	During the third quarter of 2016, the Company recorded an additional $8 million in impairments losses related to investments and $8 million in other impairments.
Operational Matters
Sherwin Bankruptcy

The Company's Gregory cogeneration plant provided steam, processed water and a small percentage of its electrical generation to the Corpus Christi Sherwin Alumina plant pursuant to an Energy Service Agreement, or ESA. On January 11, 2016, Sherwin Alumina Company, or Sherwin, filed a voluntary petition with the United States Bankruptcy Court for the Southern District of Texas for relief under Title 11 of the United States Code. Sherwin agreed to pay all owed pre-petition amounts and, post-petition, Sherwin performed its obligations under the ESA through September 2016 when it shut down its operations. On September 28, 2016, Sherwin filed a motion with the Bankruptcy Court to reject the ESA, which includes Gregory's lease, effective September 29, 2016. Gregory objected to the rejection and is asserting its right to remain on its leasehold. The Company is currently evaluating potential options for the Gregory cogeneration plant.
Cottonwood Flooding
During March 2016, NRG's Cottonwood generating station was damaged by record flooding of the nearby Sabine River.  The generating station was returned to service in the third quarter of 2016.  The Company expects the restoration costs to be reimbursed through insurance recoveries, except for the $5 million deductible. Through September 30, 2016, NRG has expensed $5 million and collected $27.5 million of insurance proceeds from property damage and is continuing to work with insurers on further property and business interruption insurance recovery. The Company does not anticipate recognizing additional expenses related to restoration costs.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2016	2015	Change	2016	2015	Change
Operating Revenues
Energy revenue (a)	$1,443	$1,543	$(100)	$3,625	$4,450	$(825)
Capacity revenue (a)	503	683	(180)	1,535	1,729	(194)
Retail revenue	1,974	2,062	(88)	4,858	5,369	(511)
Mark-to-market for economic hedging activities	(79)	35	(114)	(592)	(165)	(427)
Contract amortization	(12)	(8)	(4)	(41)	(28)	(13)
Other revenues (b)	123	119	4	434	308	126
Total operating revenues	3,952	4,434	(482)	9,819	11,663	(1,844)
Operating Costs and Expenses
Cost of sales (c)	2,110	2,360	(250)	5,132	6,282	(1,150)
Mark-to-market for economic hedging activities	105	42	63	(344)	123	(467)
Contract and emissions credit amortization (c)	3	7	(4)	6	11	(5)
Operations and maintenance	485	510	(25)	1,642	1,782	(140)
Other cost of operations	90	123	(33)	302	353	(51)
Total cost of operations	2,793	3,042	(249)	6,738	8,551	(1,813)
Depreciation and amortization	357	382	(25)	979	1,173	(194)
Impairment losses	8	263	(255)	123	263	(140)
Selling and marketing	107	138	(31)	291	364	(73)
General and administrative	175	189	(14)	511	514	(3)
Acquisition-related transaction and integration costs	—	3	(3)	7	16	(9)
Development activity expenses	23	38	(15)	67	109	(42)
Total operating costs and expenses	3,463	4,055	(592)	8,716	10,990	(2,274)
Gain on sale of assets and postretirement benefits curtailment	266	—	266	215	14	201
Operating Income	755	379	376	1,318	687	631
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	16	24	(8)	13	29	(16)
Impairment loss on investment	(8)	—	(8)	(147)	—	(147)
Other income, net	9	4	5	35	27	8
Loss on debt extinguishment	(50)	(2)	(48)	(119)	(9)	(110)
Interest expense	(280)	(291)	11	(841)	(855)	14
Total other expense	(313)	(265)	(48)	(1,059)	(808)	(251)
Income/(Loss) before Income Taxes	442	114	328	259	(121)	380
Income tax expense/(benefit)	49	47	2	95	(43)	138
Net Income/(Loss)	393	67	326	164	(78)	242
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	(9)	1	(10)	(49)	(10)	(39)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$402	$66	$336	$213	$(68)	$281
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.81	$2.77	1%	$2.29	$2.80	(18)%
(a) Includes realized gains and losses from financially settled transactions.
(b) Includes unrealized trading gains and losses.
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.

Management’s discussion of the results of operations for the three months ended September 30, 2016, and 2015
Income before income taxes — The pre-tax income of $442 million for the three months ended September 30, 2016, compared to pre-tax income of $114 million for the three months ended September 30, 2015, primarily reflects:
•a decrease of $440 million in other operating costs comprised of operations and maintenance expense, other costs of operations, depreciation and amortization, selling and marketing expense, general and administrative expense, acquisition-related transaction and integration costs, development activity expense, and gain on sale of assets;
•a decrease of $247 million in impairment losses;
partially offset by:

•	an increase of $40 million in other expenses, primarily relating to loss on debt extinguishment; and
•a decrease in gross margin of $319 million comprised of a decrease in Retail Mass gross margin of $245 million and a decrease in Generation gross margin of $107 million, partially offset by an increase in NRG Yield gross margin of $18 million and an increase in Renewables gross margin of $15 million.
Net Income — The increase in net income of $326 million primarily reflects the drivers discussed above, including an income tax expense of $49 million for the three months ended September 30, 2016, compared to an income tax expense of $47 million in the comparable period in 2015.
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2016 and 2015. The average on-peak power price decreases in certain markets are primarily due to the decrease in natural gas prices for the three months ended September 30, 2016 as compared to the same period in 2015.  The average on-peak power price increases in certain markets are primarily due to the increase in market heat rates for the three months ended September 30, 2016 as compared to the same period in 2015.

	Average on Peak Power Price ($/MWh) (a)
	Three months ended September 30,
Region	2016	2015	Change %
Gulf Coast (b)
ERCOT - Houston	$33.12	$34.87	(5)%
ERCOT - North	30.47	35.22	(13)%
MISO - Louisiana Hub	39.92	35.03	14%
East
NY J/NYC	42.60	41.32	3%
NY A/West NY	46.22	40.68	14%
NEPOOL	42.40	42.68	(1)%
PEPCO (PJM)	42.60	42.62	—%
PJM West Hub	38.89	39.35	(1)%
West
CAISO - NP15	38.23	37.20	3%
CAISO - SP15	40.43	38.20	6%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Gulf Coast region also transacts in PJM - West Hub.

The following table summarizes average realized power prices for each region in which NRG operates for the three months ended September 30, 2016, and 2015, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Three months ended September 30,
Region	2016	2015	Change %
Gulf Coast	$38.96	$42.65	(9)%
East	54.36	44.62	22%
West	43.30	45.34	(4)%

Though the average on peak power prices have increased on average by 2%, average realized prices by region for the Company have either increased or decreased at a slower rate year-over-year due to the Company's multi-year hedging program and the success of the Company's commercial operations team that optimizes the value of the assets on a daily basis.

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
The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016
	Generation
(In millions)	Gulf Coast	East	West	International	Business Solutions	Eliminations	Subtotal	Retail Mass	Renewables	NRG Yield	Eliminations/Corporate	Total
Energy revenue	$679	$741	$86	$—	$1	$(21)	$1,486	$—	$126	$158	$(327)	$1,443
Capacity revenue	72	243	59	—	45	—	419	—	—	86	(2)	503
Retail revenue	—	—	—	—	343	—	343	1,618	—	—	13	1,974
Mark-to-market for economic hedging activities	179	(94)	9	—	2	(32)	64	—	1	—	(144)	(79)
Contract amortization	4	—	—	—	—	—	4	1	—	(17)	—	(12)
Other revenue	53	18	2	1	4	(4)	74	—	13	45	(9)	123
Operating revenue	987	908	156	1	395	(57)	2,390	1,619	140	272	(469)	3,952
Cost of fuel	(339)	(358)	(50)	—	—	—	(747)	(1)	(1)	(7)	—	(756)
Other cost of sales(a)	(115)	(94)	(10)	—	(331)	21	(529)	(1,155)	—	(11)	341	(1,354)
Mark-to-market for economic hedging activities	28	56	(6)	—	(119)	32	(9)	(240)	—	—	144	(105)
Contract and emission credit amortization	(6)	6	—	—	(2)	—	(2)	—	—	—	(1)	(3)
Gross margin	$555	$518	$90	$1	$(57)	$(4)	$1,103	$223	$139	$254	$15	$1,734
Less: Mark-to-market for economic hedging activities, net	207	(38)	3	—	(117)	—	55	(240)	1	—	—	(184)
Less: Contract and emission credit amortization, net	(2)	6	—	—	(2)	—	2	1	—	(17)	(1)	(15)
Economic gross margin	$350	$550	$87	$1	$62	$(4)	$1,046	$462	$138	$271	$16	$1,933
Business Metrics
MWh sold (thousands)(b)(c)	17,430	15,544	1,986						978	1,744
MWh generated (thousands)(d)	15,980	13,438	1,464						978	2,372
Electricity sales volume — GWh					5,146
(a) Includes purchased energy, capacity and emissions credits
(b) MWh sold excludes generation at facilities in the East,West and NRG Yield that generate revenue under capacity agreements.
(c) Does not include thermal MWh of 12 thousand or MWt of 496 thousand for thermal sold by NRG Yield.
(d) Does not include thermal MWh of 122 thousand or MWt of 496 thousand for thermal generated by NRG Yield.

	Three months ended September 30, 2015
	Generation
(In millions)	Gulf Coast	East	West	International	Business Solutions	Eliminations	Subtotal	Retail Mass	Renewables	NRG Yield	Eliminations/Corporate	Total
Energy revenue	$765	$760	$126	$—	$—	$—	$1,651	$—	$114	$138	$(360)	$1,543
Capacity revenue	88	364	73	—	72	—	597	—	—	89	(3)	683
Retail revenue	—	—	—	—	367	—	367	1,698	—	—	(3)	2,062
Mark-to-market for economic hedging activities	18	(35)	15	—	1	—	(1)	—	—	(2)	38	35
Contract amortization	4	—	—	—	—	—	4	1	1	(14)	—	(8)
Other revenue	52	19	2	1	6	(3)	77	—	9	45	(12)	119
Operating revenue	927	1,108	216	1	446	(3)	2,695	1,699	124	256	(340)	4,434
Cost of fuel	(378)	(370)	(75)	—	—	—	(823)	(1)	(1)	(8)	—	(833)
Other cost of sales(a)	(87)	(145)	(15)	—	(379)	—	(626)	(1,254)	1	(12)	364	(1,527)
Mark-to-market for economic hedging activities	13	4	(7)	—	(38)	—	(28)	24	—	—	(38)	(42)
Contract and emission credit amortization	(7)	5	(3)	—	(2)	—	(7)	—	—	—	—	(7)
Gross margin	$468	$602	$116	$1	$27	$(3)	$1,211	$468	$124	$236	$(14)	$2,025
Less: Mark-to-market for economic hedging activities, net	31	(31)	8	—	(37)	—	(29)	24	—	(2)	—	(7)
Less: Contract and emission credit amortization, net	(3)	5	(3)	—	(2)	—	(3)	1	1	(14)	—	(15)
Economic gross margin	$440	$628	$111	$1	$66	$(3)	$1,243	$443	$123	$252	$(14)	$2,047
Business Metrics
MWh sold (thousands)(b)(c)	17,936	17,727	2,779						930	1,596
MWh generated (thousands) (d)	17,283	14,118	1,964						930	2,553
Electricity sales volume — GWh					5,289
(a) Includes purchased energy, capacity and emissions credits
(b) MWh sold excludes generation at facilities in the East,West and NRG Yield that generate revenue under capacity agreements.
(c) Does not include thermal MWh of 92 thousand or MWt of 468 thousand for thermal sold by NRG Yield.
(d) Does not include thermal MWh of 92 thousand or MWt of 468 thousand for thermal generated by NRG Yield.
The table below represents the weather metrics for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
Weather Metrics	Gulf Coast	East	West
2016
CDDs (a)	1,655	947	666
HDDs (a)	—	32	14
2015
CDDs	1,652	824	772
HDDs	—	26	7
10 year average
CDDs	1,597	746	631
HDDs	4	76	22

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

Generation gross margin and economic gross margin
The below tables present the changes in Generation gross margin and economic gross margin which include intercompany sales, during the three months ended September 30, 2016, compared to the same period in 2015:

(In millions)	Gross Margin (increase/(decrease))	Economic Gross Margin (increase/(decrease))
Gulf Coast region	$87	$(90)
East region	(84)	(78)
West region	(26)	(24)
Business Solutions	(84)	(4)
	$(107)	$(196)

The decrease in Generation gross margin and economic gross margin was driven by:

Gulf Coast Region

(In millions)
Lower gross margin due to lower average realized energy prices due to a decline in natural gas prices	$(41)
Lower gross margin due to 4% lower coal generation mainly in Texas, which was driven by an increase in unplanned outages and the timing of planned outages	(29)
Lower gross margin, primarily in South Central due to a 63% decrease in PJM cleared auction capacity prices and a 19% decrease in PJM capacity volumes	(17)
Other	(3)
Decrease in economic gross margin	$(90)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	176
Increase in contract and emission credit amortization	1
Increase in gross margin	$87
East Region

(In millions)
Lower gross margin due to a 31% decrease in PJM cleared auction capacity prices, as well as a 9% decrease in PJM capacity volumes due to asset sales partially offset by reduced capacity purchases due to plant deactivations	$(68)
Lower gross margin as a result of a 7% decrease in average realized energy prices due to a decline in natural gas prices in 2016 coupled with a 5% decrease in generation volume primarily due to the sale of the Seward generating station	(66)
Lower gross margin driven primarily by a 12% decrease in New York and New England capacity prices as well as the expiration of the Dunkirk RSS contract, and a 3% decrease in capacity volume related to the retirement of Huntley	(31)
Lower gross margin due to lower load contracted volumes and expiration of contracts	(13)
Higher gross margin due to the closure and financial settlement of hedge positions with a counterparty that would have otherwise been realized in 2017, 2018, and 2019	98
Higher gross margin due to commercial optimization activities and other	2
Decrease in economic gross margin	$(78)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(7)
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(84)

West Region

(In millions)
Lower gross margin resulting from a 15% decrease in capacity volumes, and a 5% decrease in capacity prices due to higher reserve margins driven by more competition in certain areas	$(14)
Lower gross margin resulting from a 29% decrease in generation due to plant retirements, forced outages and a 5% decrease in average realized energy prices	(11)
Other	1
Decrease in economic gross margin	$(24)
Decrease in mark-to-market for economic hedging activities driven by a decrease in the value of open positions	(5)
Increase in contract and emission credit amortization	3
Decrease in gross margin	$(26)

Business Solutions

(In millions)
Lower gross margin from the demand response business in 2016 due to lower commitments and pricing in PJM and New York capacity markets	$(6)
Higher gross margin driven by lower supply costs	2
Decrease in economic gross margin	$(4)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(80)
Decrease in gross margin	$(84)

Retail Mass gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail Mass.

	Three months ended September 30,
(In millions except otherwise noted)	2016	2015
Retail Mass revenue	$1,571	$1,649
Supply management revenue	47	49
Contract amortization	1	1
Operating revenue (a)	1,619	1,699
Cost of sales (b)	(1,156)	(1,255)
Mark-to-market for economic hedging activities	(240)	24
Gross Margin	$223	$468
Less: Mark-to-market for economic hedging activities, net	(240)	24
Less: Contract and emission credit amortization, net	1	1
Economic Gross Margin	$462	$443

Business Metrics
Electricity sales volume — GWh - Gulf Coast	11,996	11,585
Electricity sales volume — GWh - All other regions	1,986	2,099
Average Retail Mass customer count (in thousands) (c)	2,786	2,767
Ending Retail Mass customer count (in thousands) (c)	2,797	2,762

(a)	Includes intercompany sales of $0 million and $2 million in 2016 and 2015, respectively, representing sales from Retail Mass to the Gulf Coast region.

(b)	Includes intercompany purchases of $333 million and $348 million in 2016 and 2015.

(c)	Includes Retail Mass Recurring Customers and excludes Discrete Customers.

Retail Mass gross margin decreased $245 million and economic gross margin increased $19 million for the three months ended September 30, 2016, compared to the same period in 2015, due to:

(In millions)
Higher gross margin from an increase in load served of 482,000 MWhs due to warmer summer weather in 2016 as compared to 2015	$14
Higher gross margin due to lower supply costs of $120 million or approximately $9 per MWh driven by a decrease in natural gas prices, partially offset by lower rates to customers of $115 million or $9 per MWh	5
Increase in economic gross margin	$19
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(264)
Decrease in gross margin	$(245)

Renewables gross margin and economic gross margin
Renewables gross margin increased $15 million and economic gross margin increased $15 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily driven by a 23% increase in generation at the Ivanpah solar plant and generation from the Guam solar plant that reached COD in the third quarter of 2015.
NRG Yield gross margin and economic gross margin
NRG Yield gross margin increased $18 million and economic gross margin increased $19 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily related to a 24% increase in volume generated at Alta I-V wind projects, as well as 5% increase in solar generation, primarily at CVSR.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results decreased by $177 million during the three months ended September 30, 2016, compared to the same period in 2015.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended September 30, 2016
		Generation
	Retail Mass	Gulf Coast	East	West	Business Solutions	Renewables	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$—	$8	$(30)	$(3)	$—	$—	$(78)	$(103)
Reversal of acquired gain positions related to economic hedges	—	—	(13)	—	—	—	—	(13)
Net unrealized gains/(losses) on open positions related to economic hedges	—	171	(51)	12	2	1	(98)	37
Total mark-to-market gains/(losses) in operating revenues	$—	$179	$(94)	$9	$2	$1	$(176)	$(79)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(39)	$7	$20	$—	$(7)	$—	$78	$59
Reversal of acquired gain positions related to economic hedges	—	—	—	(5)	(1)	—	—	(6)
Net unrealized (losses)/gains on open positions related to economic hedges	(201)	21	36	(1)	(111)	—	98	(158)
Total mark-to-market (losses)/gains in operating costs and expenses	$(240)	$28	$56	$(6)	$(119)	$—	$176	$(105)

(a)	Represents the elimination of the intercompany activity between Retail Mass and Generation.

	Three months ended September 30, 2015
		Generation
	Retail Mass	Gulf Coast	East	West	Business Solutions	Renewables	NRG Yield	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(1)	$(24)	$3	$—	$(1)	$—	$74	$51
Reversal of acquired gain positions related to economic hedges	—	—	(19)	—	—	—	—	—	(19)
Net unrealized gains/(losses) on open positions related to economic hedges	—	19	8	12	1	—	(1)	(36)	3
Total mark-to-market gains/(losses) in operating revenues	$—	$18	$(35)	$15	$1	$(1)	$(1)	$38	$35
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(15)	$9	$4	$—	$(4)	$—	$—	$(74)	$(80)
Reversal of acquired gain positions related to economic hedges	(4)	—	—	(8)	(2)	—	—	—	(14)
Net unrealized gains/(losses) on open positions related to economic hedges	43	4	—	1	(32)	—	—	36	52
Total mark-to-market gains/(losses) in operating costs and expenses	$24	$13	$4	$(7)	$(38)	$—	$—	$(38)	$(42)

(a)	Represents the elimination of the intercompany activity between Retail Mass, Generation, and NRG Yield.
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date.
For the three months ended September 30, 2016, the $79 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period and the reversal of acquired contracts, partially offset by an increase in value of open positions as a result of decreases in gas and electricity prices. The $105 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in value of open positions as a result of decreases in natural gas and ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2016, and 2015. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Three months ended September 30,
(In millions)	2016	2015
Trading gains/(losses)
Realized	$20	$(1)
Unrealized	(5)	(1)
Total trading gains/(losses)	$15	$(2)
In addition, trading activities reflect an increase in gross margin of $18 million, reflected in the Corporate segment, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Operations and Maintenance Expense

	Generation				Retail Mass	Renewables	NRG Yield	Corporate
	Gulf Coast	East	West	Business Solutions					Total
	(In millions)
Three months ended September 30, 2016	$143	$190	$34	$5	$54	$19	$36	$4	$485
Three months ended September 30, 2015	128	223	29	6	50	39	38	(3)	510
Operations and maintenance expense decreased by $25 million for the three months ended September 30, 2016, compared to the same period in 2015, due to the following:

(In millions)
Decrease in East operating costs due to the sale of the Seward and Shelby generating stations in 2016	$(17)
Decrease in East operations and maintenance expense due to deactivations of the Huntley and Dunkirk facilities	(17)
Increase in Gulf Coast operations and maintenance expense primarily related to the timing of outages at Cottonwood	14
Other	(5)
$(25)
Other Cost of Operations
Other cost of operations, comprised of asset retirement expense, insurance expense and property and other tax expense, decreased by $33 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to a reduction in property tax expense for Chalk Point and Dickerson.
Depreciation and Amortization

	Generation				Retail Mass	Renewables	NRG Yield	Corporate
	Gulf Coast	East	West	Business Solutions					Total
	(In millions)
Three months ended September 30, 2016	$125	$50	$16	$2	$25	$48	$75	$16	$357
Three months ended September 30, 2015	143	63	11	3	30	46	69	17	382
Depreciation and amortization expense decreased by $25 million for the three months ended September 30, 2016, compared to the same period in 2015, due to a decrease in depreciation expense for facilities impaired at the end of 2015 and asset sales during 2016.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses are comprised of the following:

	Generation				Retail Mass(b)	Renewables(c)	NRG Yield	Corporate(d)
	Gulf Coast	East	West	Business Solutions(a)					Total
	(In millions)
Three months ended September 30, 2016	$31	$43	$7	$20	$118	$12	$4	$47	$282
Three months ended September 30, 2015	41	53	11	22	116	16	3	65	327
(a) Includes selling and marketing expense of $11 million for three months ended September 30, 2016 and 2015.
(b) Includes selling and marketing expense of $77 million and $75 million for the three months ended September 30, 2016 and 2015.
(c) Includes selling and marketing expense of $1 million and $2 million for the three months ended September 30, 2016 and 2015.
(d) Includes selling and marketing expense of $17 million and $49 million for the three months ended September 30, 2016 and 2015.

Selling, marketing, general and administrative expenses decreased by $45 million for the three months ended September 30, 2016, compared to the same period in 2015, due primarily to the Company's continued focus on cost management in 2016.

Development Activity Expenses
Development activity expenses decreased by $15 million for the three months ended September 30, 2016, compared to the same period in 2015, due to the strategic move for a more focused development program primarily related to Renewables and other corporate initiatives and the sale of EVgo in June 2016.
Gain on Sale of Assets
During the three months ended September 30, 2016, the Company recognized a $266 million gain on sale of assets related to the sale of the Aurora generating station and real property at our Potrero location, as described in Note 3, Business Acquisitions and Dispositions.
Loss on Debt Extinguishment
A loss on debt extinguishment of $50 million was recorded for the three months ended September 30, 2016, primarily driven by the repurchase of NRG Senior Notes at a price above par value, combined with the write-off of unamortized debt issuance costs.
Interest Expense
NRG's interest expense decreased by $11 million for the three months ended September 30, 2016, compared to the same period in 2015 due to the following:

(In millions)
Decrease due to the redemption of outstanding bonds related to NRG Peakers Finance Company	$(8)
Decrease due to the repurchases of Senior Notes at the end of 2015 and first three quarters of 2016	(3)
Increase in derivative interest expense from changes in fair value of interest rate swaps	3
Increase due to $200 million of debt issued by CVSR Holdco in August 2016	2
Other	(5)
$(11)
Income Tax Expense
For the three months ended September 30, 2016, NRG recorded an income tax expense of $49 million on pre-tax income of $442 million. For the same period in 2015, NRG recorded an income tax expense of $47 million on pre-tax income of $114 million. The effective tax rate was 11.1% and 41.2% for the three months ended September 30, 2016, and 2015, respectively.
For the three months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the change in valuation allowance, partially offset by state tax expense and tax expense attributable to consolidated partnerships.
For the three months ended September 30, 2015, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to non-deductible impairment of goodwill, partially offset by production tax credits generated from our wind assets.
Net (loss)/ income attributable to noncontrolling interests and redeemable noncontrolling interests
For the three months ended September 30, 2016, and 2015, net (loss)/income attributable to noncontrolling interests and redeemable noncontrolling interests primarily reflects net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method, offset by NRG Yield, Inc.'s share of net income.

Management’s discussion of the results of operations for the nine months ended September 30, 2016, and 2015
Income before income taxes — The pre-tax income of $259 million for the nine months ended September 30, 2016, compared to pre-tax loss of $121 million for the nine months ended September 30, 2015, primarily reflects:
•a decrease of $815 million in other operating costs comprised of operations and maintenance expense, other costs of operations, depreciation and amortization, selling and marketing expense, general and administrative expense, acquisition-related transaction and integration costs, development activity expense, and gain on sale of assets;
partially offset by:
•an increase of $104 million in other expenses, primarily relating to loss on debt extinguishment; and
•a decrease in gross margin of $324 million comprised of a decrease in Generation gross margin of $472 million, partially offset by an increase in NRG Yield gross margin of $64 million, an increase in Retail Mass gross margin of $51 million, and an increase in Renewables gross margin of $33 million.
Net Income — The increase in net income of $242 million primarily reflects the drivers discussed above, including an income tax expense of $95 million for the nine months ended September 30, 2016, compared to an income tax benefit of $43 million in the comparable period in 2015.
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2016, and 2015. Average on-peak power prices decreased primarily due to the decrease in natural gas prices for the nine months ended September 30, 2016 as compared to the same period in 2015.

	Average on Peak Power Price ($/MWh) (a)
	Nine months ended September 30,
Region	2016	2015	Change %
Gulf Coast (b)
ERCOT - Houston	$25.97	$29.77	(13)%
ERCOT - North	24.14	29.85	(19)%
MISO - Louisiana Hub	33.50	37.14	(10)%
East
NY J/NYC	35.07	52.51	(33)%
NY A/West NY	37.37	44.46	(16)%
NEPOOL	33.82	53.31	(37)%
PEPCO (PJM)	38.16	49.52	(23)%
PJM West Hub	33.97	45.33	(25)%
West
CAISO - NP15	29.42	37.01	(21)%
CAISO - SP15	30.29	32.86	(8)%
(a) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(b) Gulf Coast region also transacts in PJM - West Hub.

The following table summarizes average realized power prices for each region in which NRG operates for the nine months ended September 30, 2016, and 2015, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Nine months ended September 30,
Region	2016	2015	Change %
Gulf Coast	$38.54	$41.57	(7)%
East	57.85	51.93	11%
West	39.17	44.29	(12)%
Though the average on peak power prices have decreased on average by 22%, average realized prices by region for the Company have either increased or decreased at a slower rate year-over-year due to the Company's multi-year hedging program and the success of the Company's commercial operations team that optimizes the value of the assets on a daily basis.

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
The below tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016
	Generation
(In millions)	Gulf Coast	East	West	International	Business Solutions	Eliminations	Subtotal	Retail Mass	Renewables	NRG Yield	Eliminations/Corporate	Total
Energy revenue	$1,676	$1,743	$160	$—	$1	$(21)	$3,559	$—	$303	$459	$(696)	$3,625
Capacity revenue	222	861	140	—	74	—	1,297	—	—	256	(18)	1,535
Retail revenue	—	—	—	—	966	—	966	3,868	—	—	24	4,858
Mark-to-market for economic hedging activities	(270)	(239)	(2)	—	—	(32)	(543)	—	—	—	(49)	(592)
Contract amortization	11	—	—	—	—	—	11	—	(1)	(51)	—	(41)
Other revenue	191	58	58	2	12	(12)	309	—	33	125	(33)	434
Operating revenue	1,830	2,423	356	2	1,053	(65)	5,599	3,868	335	789	(772)	9,819
Cost of fuel	(770)	(774)	(90)	—	—	—	(1,634)	(5)	(3)	(25)	—	(1,667)
Other cost of sales(a)	(312)	(296)	(21)	—	(924)	21	(1,532)	(2,706)	—	(23)	796	(3,465)
Mark-to-market for economic hedging activities	62	64	(13)	—	50	32	195	100	—	—	49	344
Contract and emission credit amortization	(16)	16	3	—	(5)	—	(2)	—	—	(6)	2	(6)
Gross margin	$794	$1,433	$235	$2	$174	$(12)	$2,626	$1,257	$332	$735	$75	$5,025
Less: Mark-to-market for economic hedging activities, net	(208)	(175)	(15)	—	50	—	(348)	100	—	—	—	(248)
Less: Contract and emission credit amortization, net	(5)	16	3	—	(5)	—	9	—	(1)	(57)	2	(47)
Economic gross margin	$1,007	$1,592	$247	$2	$129	$(12)	$2,965	$1,157	$333	$792	$73	$5,320
Business Metrics
MWh sold (thousands)(b)(c)	43,491	35,681	4,085						2,968	5,563
MWh generated (thousands) (d)	39,516	29,060	3,265						2,968	6,828
Electricity sales volume — GWh					14,357
(a) Includes purchased energy, capacity and emissions credits
(b) MWh sold excludes generation at facilities in the East,West and NRG Yield that generate revenue under capacity agreements.
(c) Does not include thermal MWh of 61 thousand or MWt of 1,497 thousand for thermal sold by NRG Yield.
(d) Does not include thermal MWh of 245 thousand or MWt of 1,497 thousand for thermal generated by NRG Yield.

	Nine months ended September 30, 2015
	Generation
(In millions)	Gulf Coast	East	West	International	Business Solutions	Eliminations	Subtotal	Retail Mass	Renewables	NRG Yield	Eliminations/Corporate	Total
Energy revenue	$2,015	$2,448	$196	$—	$—	$—	$4,659	$—	$281	$381	$(871)	$4,450
Capacity revenue	209	1,009	162	—	107	—	1,487	—	—	252	(10)	1,729
Retail revenue	—	—	—	—	1,059	—	1,059	4,308	—	—	2	5,369
Mark-to-market for economic hedging activities	31	(174)	10	—	4	—	(129)	—	(2)	1	(35)	(165)
Contract amortization	12	—	—	—	—	—	12	—	—	(40)	—	(28)
Other revenue	162	61	8	3	13	(10)	237	—	26	135	(90)	308
Operating revenue	2,429	3,344	376	3	1,183	(10)	7,325	4,308	305	729	(1,004)	11,663
Cost of fuel	(987)	(1,217)	(118)	—	—	—	(2,322)	(6)	(3)	(34)	7	(2,358)
Other cost of sales(a)	(249)	(384)	(24)	—	(1,044)	—	(1,701)	(3,130)	(3)	(24)	934	(3,924)
Mark-to-market for economic hedging activities	(11)	(79)	(15)	—	(87)	—	(192)	34	—	—	35	(123)
Contract and emission credit amortization	(18)	13	—	—	(5)	—	(10)	—	—	—	(1)	(11)
Gross margin	$1,164	$1,677	$219	$3	$47	$(10)	$3,100	$1,206	$299	$671	$(29)	$5,247
Less: Mark-to-market for economic hedging activities, net	20	(253)	(5)	—	(83)	—	(321)	34	(2)	1	—	(288)
Less: Contract and emission credit amortization, net	(6)	13	—	—	(5)	—	2	—	—	(40)	(1)	(39)
Economic gross margin	$1,150	$1,917	$224	$3	$135	$(10)	$3,419	$1,172	$301	$710	$(28)	$5,574
Business Metrics
MWh sold (thousands)(b)(c)	48,473	47,525	4,425						2,790	4,813
MWh generated (thousands) (d)	46,214	39,760	3,194						2,790	6,631
Electricity sales volume — GWh					14,771
(a) Includes purchased energy, capacity and emissions credits
(b) MWh sold excludes generation at facilities in the East,West and NRG Yield that generate revenue under capacity agreements.
(c) Does not include thermal MWh of 219 thousand or MWt of 1,519 thousand for thermal sold by NRG Yield.
(d) Does not include thermal MWh of 219 thousand or MWt of 1,519 thousand for thermal generated by NRG Yield.
The table below represents the weather metrics for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
Weather Metrics	Gulf Coast	East	West
2016
CDDs (a)	2,605	1,327	869
HDDs (a)	984	2,861	1,231
2015
CDDs	2,585	1,248	984
HDDs	1,332	3,451	1,135
10 year average
CDDs	2,656	1,122	804
HDDs	1,174	3,101	1,547

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

Generation gross margin and economic gross margin
The below tables present the changes in Generation gross margin and economic gross margin which include intercompany sales, during the nine months ended September 30, 2016, compared to the same period in 2015:

(In millions)	Gross Margin (increase/(decrease))	Economic Gross Margin (increase/(decrease))
Gulf Coast region	$(370)	$(143)
East region	(244)	(325)
West region	16	23
International	(1)	(1)
Business Solutions	127	(6)
	$(472)	$(452)

The decrease in Generation gross margin and economic gross margin was driven by:

Gulf Coast Region

(In millions)
Lower gross margin primarily due to 20% lower coal generation in Texas, which was driven by lower prices, an increase in unplanned outages and timing of planned outages	$(106)
Lower gross margin resulting from lower average realized energy prices due to a decline in natural gas prices	(60)
Higher gross margin from a 7% increase in nuclear generation driven by reduced planned outages	17
Higher gross margin, primarily in South Central, due to a 56% increase in PJM capacity volumes as more units cleared the 2015/2016 auction	12
Other	(6)
Decrease in economic gross margin	$(143)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(228)
Increase in contract and credit amortization	1
Decrease in gross margin	$(370)

East Region

(In millions)
Lower gross margin due to a 21% decrease in generation primarily driven by the environmental control work at Avon Lake and Powerton, fuel conversion projects at Joliet and Shawville facilities and the sale of the Seward, Aurora, Rockford and Shelby generating stations in 2016. In addition, there was a 6% decrease in generation as a result of prior year winter weather conditions and current year planned outages	$(246)
Lower gross margin driven by a 14% decrease in capacity volumes due to plant deactivations and asset sales, partially offset by a 1% increase in PJM cleared auction capacity prices	(84)
Lower gross margin as a result of a 35% decrease in average realized energy prices due to a decline in natural gas prices in 2016	(82)
Lower gross margin driven primarily by a 4% decrease in New York and New England hedged capacity prices as well as the expiration of the Dunkirk RSS contract, and an 8% decrease in capacity volume related to the retirement of Huntley and certain units at the Astoria facility	(77)
Lower gross margin as a result of a decrease in ancillary services driven by lower generation in the current year	(22)
Higher gross margin due to the closure and financial settlement of hedge positions with a counterparty that would have otherwise been realized in the fourth quarter of 2016 and in the years 2017, 2018, and 2019	136
Changes in commercial optimization activities	29
Higher gross margin in 2016 due to a prior year lower cost of market adjustment for oil at Chalk Point and Bowline	11
Higher gross margin due to lower supply cost for servicing the load contracts	10
Decrease in economic gross margin	$(325)
Increase in mark-to-market for economic hedging primarily due to reversals of previously recognized unrealized gains/losses on settled positions and unrealized gains/losses on open positions related to economic hedges	78
Increase in contract and credit amortization	3
Decrease in gross margin	$(244)
West Region

(In millions)
Gain on sale of excess emission credits	$47
Lower gross margin due to an 11% decrease in capacity volumes, and a 5% decrease in capacity prices due to higher reserve margins driven by more competition in certain areas	(22)
Lower gross margin resulting from an 8% decrease in generation due to plant retirements and unfavorable market conditions, partially offset by higher availability at the Sunrise power plant, as well as Pittsburg generating station's merchant status due to toll expiration. There was also a 12% decrease in average realized energy prices	(5)
Other	3
Increase in economic gross margin	$23
Decrease in mark-to-market for economic hedging activities driven by a decrease in the value of open positions	(10)
Increase in contract and credit amortization	3
Increase in gross margin	$16

Business Solutions

(In millions)
Lower gross margin from the demand response business in 2016 due to lower commitments and pricing in PJM and New York markets	$(4)
Lower gross margin in 2016 driven by a 10% decrease in customers	(2)
Decrease in economic gross margin	$(6)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	133
Increase in gross margin	$127

Retail Mass gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail Mass.

	Nine months ended September 30,
(In millions except otherwise noted)	2016	2015
Retail Mass revenue	$3,769	$4,198
Supply management revenue	99	110
Operating revenue (a)	3,868	4,308
Cost of sales (b)	(2,711)	(3,136)
Mark-to-market for economic hedging activities	100	34
Gross Margin	$1,257	$1,206
Less: Mark-to-market for economic hedging activities, net	100	34
Economic Gross Margin	$1,157	$1,172

Business Metrics
Electricity sales volume — GWh - Gulf Coast	27,382	27,534
Electricity sales volume — GWh - All other regions	5,264	6,492
Average Retail Mass customer count (in thousands) (c)	2,770	2,785
Ending Retail Mass customer count (in thousands) (c)	2,797	2,762

(a)	Includes intercompany sales of $2 million and $4 million in 2016 and 2015, respectively, representing sales from Retail Mass to the Gulf Coast region.

(b)	Includes intercompany purchases of $747 million and $877 million in 2016 and 2015.

(c)	Includes Retail Mass Recurring Customers and excludes Discrete Customers.

Retail Mass gross margin increased $51 million and economic gross margin decreased $15 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In millions)
Lower gross margin from a reduction in load of 604,000 MWhs and unfavorable impacts from selling back excess supply due to milder weather conditions in 2016 as compared to 2015	$(45)
Higher gross margin due to lower supply costs of $316 million or approximately $9 per MWh driven by a decrease in natural gas prices, partially offset by lower rates to customer of $281 million or approximately $8 per MWh	35
Lower gross margin due to lower volumes driven by lower average customer counts	(5)
Decrease in economic gross margin	$(15)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	66
Increase in gross margin	$51

Renewables gross margin and economic gross margin
Renewables gross margin increased $33 million and economic gross margin increased $32 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily driven by an 8% increase in generation at the Ivanpah solar plant and generation from the Guam solar plant that reached COD in the third quarter of 2015.
NRG Yield gross margin and economic gross margin
NRG Yield gross margin increased $64 million and economic gross margin increased $82 million for the nine months ended September 30, 2016, compared the same period in 2015, primarily driven by a 34% increase in volume generated at the Alta I-V wind projects, as well as due to an increase in price per MWh at the Alta X and XI wind projects as the PPAs began in January 2016, compared to merchant prices in 2015.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results increased by $40 million during the nine months ended September 30, 2016, compared to the same period in 2015.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Nine months ended September 30, 2016
		Generation
	Retail Mass	Gulf Coast	East	West	Business Solutions	Renewables	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$—	$(260)	$(239)	$(4)	$(1)	$—	$(3)	$(507)
Reversal of acquired gain positions related to economic hedges	—	—	(37)	—	—	—	—	(37)
Net unrealized (losses)/gains on open positions related to economic hedges	—	(10)	37	2	1	—	(78)	(48)
Total mark-to-market (losses)/gains in operating revenues	$—	$(270)	$(239)	$(2)	$—	$—	$(81)	$(592)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$128	$26	$80	$(1)	$89	$—	$3	$325
Reversal of acquired gain positions related to economic hedges	—	—	—	(10)	—	—	—	(10)
Net unrealized (losses)/gains on open positions related to economic hedges	(28)	36	(16)	(2)	(39)	—	78	29
Total mark-to-market gains/(losses) in operating costs and expenses	$100	$62	$64	$(13)	$50	$—	$81	$344

(a)	Represents the elimination of the intercompany activity between Retail Mass and Generation.

	Nine months ended September 30, 2015
		Generation
	Retail Mass	Gulf Coast	East	West	Business Solutions	Renewables	NRG Yield	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(276)	$(225)	$5	$(1)	$(5)	$—	$(11)	$(513)
Reversal of acquired gain positions related to economic hedges	—	—	(62)	—	—	—	—	—	(62)
Net unrealized gains/(losses) on open positions related to economic hedges	—	307	113	5	5	2	2	(24)	410
Total mark-to-market gains/(losses) in operating revenues	$—	$31	$(174)	$10	$4	$(3)	$2	$(35)	$(165)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$200	$30	$14	$(1)	$80	$—	$—	$11	$334
Reversal of acquired gain positions related to economic hedges	(4)	—	—	(15)	(2)	—	—	—	(21)
Net unrealized (losses)/gains on open positions related to economic hedges	(162)	(41)	(93)	1	(165)	—	—	24	(436)
Total mark-to-market gains/(losses) in operating costs and expenses	$34	$(11)	$(79)	$(15)	$(87)	$—	$—	$35	$(123)

(a)	Represents the elimination of the intercompany activity between Retail Mass, Generation, and NRG Yield.
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date.
For the nine months ended September 30, 2016, the $592 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period and the reversal of acquired contracts. The $344 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2016, and 2015. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Nine months ended September 30,
(In millions)	2016	2015
Trading gains/(losses)
Realized	$67	$49
Unrealized	27	(47)
Total trading gains	$94	$2
In addition, trading activities reflect an increase in gross margin of $85 million, reflected in the Corporate segment, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Operations and Maintenance Expense

	Generation					Retail Mass	Renewables	NRG Yield	Corporate
	Gulf Coast	East	West	International	Business Solutions					Total
	(In millions)
Nine months ended September 30, 2016	$429	$713	$95	$1	$16	$164	$96	$118	$10	$1,642
Nine months ended September 30, 2015	488	781	105	1	17	165	96	120	9	1,782
Operations and maintenance expense decreased by $140 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to the following:

(In millions)
Decrease in Gulf Coast operations and maintenance expense primarily related to the timing of outages at the Limestone and STP facilities located in Texas	$(63)
Decrease in operating costs due to the sale of the Seward and Shelby generating stations in 2016	(48)
Decrease in East operations and maintenance expense due primarily to deactivations of the Huntley, Dunkirk, and Astoria facilities coupled with a decrease in maintenance costs related to Canal, Waukegan, and Bowline	(46)
Decrease in West operations and maintenance expense primarily due to the retirement of El Segundo and lower maintenance costs across the region	(10)
Increase in East operating costs due to environmental work at Maryland ash sites	17
Increase in East variable operating costs driven by environmental control work at Avon Lake and Powerton and fuel conversion projects at the Joliet and Shawville facilities	14
Other	(4)
$(140)
Other Cost of Operations

					Retail Mass	Renewables	NRG Yield	Corporate
	Gulf Coast	East	West	Business Solutions					Total

Nine months ended September 30, 2016	$78	$71	$19	$4	$66	$14	$50	$—	$302
Nine months ended September 30, 2015	76	99	20	14	75	16	53	—	353
Other cost of operations, comprised of asset retirement expense, insurance expense and property and other tax expense, decreased by $51 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to a reduction in property tax for Chalk Point and Dickerson.
Depreciation and Amortization

					Retail Mass	Renewables	NRG Yield	Corporate
	Gulf Coast	East	West	Business Solutions					Total

Nine months ended September 30, 2016	$274	$156	$46	$7	$80	$142	$224	$50	$979
Nine months ended September 30, 2015	427	208	38	8	93	135	222	42	1,173
Depreciation and amortization expense decreased by $194 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to decreases in depreciation expense for facilities impaired in 2015, and the sale of the Seward and Shelby generating stations in 2016.

Impairment Losses
For the nine months ended September 30, 2016, the Company recorded impairment losses of $123 million, primarily due to the impairment of the Rockford stations and Mandalay and Ormond Beach operating units, as further described in Note 7, Impairments, of this Form 10-Q.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses are comprised of the following:

	Generation				Retail Mass(b)	Renewables(c)	NRG Yield	Corporate(d)
	Gulf Coast	East	West	Business Solutions(a)					Total
	(In millions)
Nine months ended September 30, 2016	$98	$133	$24	$57	$304	$43	$10	$133	$802
Nine months ended September 30, 2015	114	141	30	58	306	37	9	183	878
(a) Includes selling and marketing expense of $31 million and $33 million for nine months ended September 30, 2016 and 2015.
(b) Includes selling and marketing expense of $199 million and $197 million for the nine months ended September 30, 2016 and 2015.
(c) Includes selling and marketing expense of $3 million and $5 million for the nine months ended September 30, 2016 and 2015.
(d) Includes selling and marketing expense of $56 million and $128 million for the nine months ended September 30, 2016 and 2015.

Selling, marketing, general and administrative expenses decreased by $76 million for the nine months ended September 30, 2016, compared to the same period in 2015, due primarily to a decrease in advertising and the continued focus on cost management in 2016, partially offset by an increase in cost to achieve expenses in 2016, which primarily reflects severance and employee costs based on the Company's recent strategy changes.
Development Activity Expenses
Development activity expenses decreased by $42 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to the strategic move for a more focused development program primarily related to Renewables and the sale of EVgo in 2016.
Gain on Sale of Assets
During the nine months ended September 30, 2016, the Company recognized a $215 million gain on sale of assets primarily related to the sale of the Aurora generating station, the sale of real property at the Potrero location, and the sale of the 100% interest in the Shelby generating station. The Company also sold a majority interest in its EVgo business to Vision Ridge Partners, which resulted in a loss on sale, as described in Note 3, Business Acquisitions and Dispositions,
Impairment Losses on Investments
For the nine months ended September 30, 2016, the Company recorded other-than-temporary impairment losses of $147 million, which is primarily due to its 50% interest in Petra Nova Parish Holdings, as further described in Note 7, Impairments, of this Form 10-Q.
Loss on Debt Extinguishment
A loss on debt extinguishment of $119 million was recorded for the nine months ended September 30, 2016, primarily driven by the repurchase of NRG Senior Notes at a price above par value, combined with the write-off of unamortized debt issuance costs.

Interest Expense
NRG's interest expense decreased by $14 million for the nine months ended September 30, 2016, compared to the same period in 2015 due to the following:

(In millions)
Decrease due to the repurchases of Senior Notes at the end of 2015 and first three quarters of 2016	$(38)
Decrease due to the redemption of outstanding bonds related to NRG Peakers Finance Company	(8)
Decrease due to the termination of Alta X and XI term loans and the related interest rate swaps in 2015	(6)
Increase in derivative interest expense from changes in fair value of interest rate swaps	28
Increase due to the issuance of NRG Yield Inc. 3.25% Convertible Senior Notes due 2020 and NRG Yield Operating LLC Revolving Credit Facility issued in 2015	7
Increase due to $200 million of debt issued by CVSR Holdco in August 2016	2
Other	1
$(14)
Income Tax Expense/(Benefit)
For the nine months ended September 30, 2016, NRG recorded an income tax expense of $95 million on pre-tax income of $259 million. For the same period in 2015, NRG recorded an income tax benefit of $43 million on a pre-tax loss of $121 million. The effective tax rate was 36.7% and 35.5% for the nine months ended September 30, 2016, and 2015, respectively.
For the nine months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to state tax expense and amortization of indefinite lived assets, partially offset by the change in valuation allowance.
For the nine months ended September 30, 2015, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the impact of production tax credits generated from our wind assets, partially offset by tax expense attributable to consolidated partnerships.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
For the nine months ended September 30, 2016, and 2015, net loss attributable to noncontrolling interests and redeemable noncontrolling interests primarily reflects net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method, partially offset by NRG Yield, Inc.'s share of net income.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2016, and December 31, 2015, NRG's liquidity, excluding collateral received, was approximately $4.3 billion and $3.3 billion, respectively, comprised of the following:

(In millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents:
NRG excluding NRG Yield and GenOn	$1,017	$742
NRG Yield and subsidiaries	200	111
GenOn and subsidiaries	1,218	665
Restricted cash - operating	145	127
Restricted cash - reserves (a)	335	287
Total	2,915	1,932
Total credit facility availability	1,374	1,373
Total liquidity, excluding collateral received	$4,289	$3,305
(a) Includes reserves primarily for debt service, performance obligations, and capital expenditures
For the nine months ended September 30, 2016, total liquidity, excluding collateral funds deposited by counterparties, increased by $1 billion. Changes in cash and cash equivalents balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2016, were predominantly held in money market mutual funds invested in treasury securities, treasury repurchase agreements or government agency debt.

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
Restricted Payments Tests
Of the $2.4 billion of cash and cash equivalents of the Company as of September 30, 2016, $483 million and $110 million were held by GenOn Mid-Atlantic and REMA, respectively. The ability of certain of GenOn’s and GenOn Americas Generation’s subsidiaries to pay dividends and make distributions is restricted under the terms of certain agreements, including the GenOn Mid-Atlantic and REMA operating leases.  Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless:  (a) they satisfy the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In addition, prior to making a dividend or other restricted payment, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its leases. Based on GenOn Mid-Atlantic’s and REMA’s most recent calculations of these tests, GenOn Mid-Atlantic and REMA did not satisfy the restricted payments tests. As a result, as of September 30, 2016, GenOn Mid-Atlantic and REMA could not make distributions of cash and certain other restricted payments. Each of GenOn Mid-Atlantic and REMA may recalculate its fixed charge coverage ratios from time to time and, subject to compliance with the restricted payments test described above, make dividends or other restricted payments.
To the extent GenOn Mid-Atlantic or REMA are able to pay dividends to GenOn, the GenOn Senior Notes due 2018 and 2020 and the related indentures also restrict the ability of GenOn to incur additional liens and make certain restricted payments, including dividends. In the event of a default or if restricted payment tests are not satisfied, GenOn would not be able to distribute cash to its parent, NRG. At September 30, 2016, GenOn did not meet the consolidated debt ratio component of the restricted payments test.
GenOn Liquidity
As disclosed in Note 8, Debt and Capital Leases, $703 million of GenOn's Senior Notes outstanding are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity to repay the senior notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern.
GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors as part of this process. Any resolution may have a material impact on the Company's statement of operations, cash flows and financial position.
Credit Ratings
On March 3, 2016 and March 21, 2016, respectively, S&P and Moody's reaffirmed the corporate credit ratings on NRG Energy, Inc.
On October 7, 2016, GenOn's corporate credit rating was lowered by Moody's from Caa2 to Caa3 and its probability of default rating was lowered from Caa2-PD to Caa3-PD. In addition, Moody's also lowered the ratings of REMA and GenOn Mid-Atlantic's pass through certificates to Caa1 from B2.
This is an update from March 21, 2016, at which time GenOn's corporate credit rating was lowered from B3 to Caa2. At that time, Moody's also lowered the issue level ratings on the GenOn senior notes from B3 to Caa2 and the GenOn America's Generation senior notes from Caa1 to Caa2.
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

On August 15, 2016, S&P lowered its corporate credit ratings on NRG Yield, Inc. and the NRG Yield Operating 2024 Senior Notes to BB from BB+. The ratings outlook is stable.
The following table summarizes the Company's credit ratings as of September 30, 2016:

	S&P	Moody's
NRG Energy, Inc.	BB- Stable	Ba3 Stable
7.625% Senior Notes, due 2018	BB-	B1
8.25% Senior Notes, due 2020	BB-	B1
7.875% Senior Notes, due 2021	BB-	B1
6.25% Senior Notes, due 2022	BB-	B1
6.625% Senior Notes, due 2023	BB-	B1
6.25% Senior Notes, due 2024	BB-	B1
7.25% Senior Notes, due 2026	BB-	B1
6.625% Senior Notes, due 2027	BB-	B1
Term Loan Facility, due 2023	BB+	Baa3
GenOn 7.875% Senior Notes, due 2017	CCC+	Caa2
GenOn 9.500% Senior Notes, due 2018	CCC+	Caa2
GenOn 9.875% Senior Notes, due 2020	CCC+	Caa2
GenOn Americas Generation 8.500% Senior Notes, due 2021	CCC	Caa2
GenOn Americas Generation 9.125% Senior Notes, due 2031	CCC	Caa2
NRG Yield, Inc.	BB	Ba2
5.375% NRG Yield Operating LLC Senior Notes, due 2024	BB	Ba2
5.00% NRG Yield Operating LLC Senior Notes, due 2026	BB	Ba2

Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from new and existing financing arrangements, existing cash on hand, cash flows from operations and cash proceeds from future sales of assets, including sales to NRG Yield, Inc. As described in Note 8, Debt and Capital Leases, to this Form 10-Q and Note 12, Debt and Capital Leases, to the Company's 2015 Form 10-K, the Company's financing arrangements consist mainly of the 2016 Senior Credit Facility, the Senior Notes, the GenOn Senior Notes, the GenOn Americas Generation Senior Notes, the NRG Yield 2019 Convertible Notes, the NRG Yield 2020 Convertible Notes, the NRG Yield Operating LLC senior unsecured notes, the NRG Yield, Inc. revolving credit facility, and project-related financings.
Sale of CVSR to NRG Yield, Inc. and CVSR Financing Arrangement
On July 15, 2016, CVSR Holdco LLC issued $200 million of senior secured notes that bear interest at 4.68% and mature on March 31, 2037.  The $199 million of net proceeds from the notes were distributed to a subsidiary of NRG and to NRG Yield Operating LLC, the owners of CVSR Holdco LLC, based on their pro-rata ownership. NRG Yield Operating LLC utilized its net proceeds of $97.5 million to reduce the outstanding balance of its revolving credit facility. NRG expects to utilize its net proceeds in connection with the 2016 Capital Allocation Program. On September 1, 2016, the Company sold its remaining 51.05% interest in CVSR Holdco LLC, which indirectly owns the CVSR solar facility, to NRG Yield, Inc. for total cash consideration of $78.5 million plus an immaterial working capital adjustment. NRG Yield, Inc. also assumed $496 million of non-recourse debt as of the closing date.
Thermal Financing
On October 31, 2016, NRG Energy Center Minneapolis LLC, a subsidiary of NRG Yield, Inc. received proceeds of $125 million from the issuance of 3.55% Series D notes due October 31, 2031, or the Series D Notes, and entered into a shelf facility for the anticipated issuance of an additional $70 million of notes. The Series D Notes are, and the additional notes, if issued, will be secured by substantially all of the assets of NRG Energy Center Minneapolis LLC. NRG Thermal LLC has guaranteed the indebtedness and its guarantee is secured by a pledge of the equity interests in all of NRG Thermal LLC’s subsidiaries. NRG Energy Center Minneapolis LLC distributed the proceeds of the Series D Notes to NRG Thermal LLC, who in turn distributed the proceeds to NRG Yield Operating LLC to be utilized for general corporate purposes, including potential acquisitions.
Issuance of 2027 Senior Notes
On August 2, 2016, NRG issued $1.25 billion in aggregate principal amount at par of 6.625% senior notes due 2027, or the 2027 Senior Notes. The 2027 Senior Notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is paid semi-annually beginning on January 15, 2017, until the maturity date of January 15, 2027. The proceeds from the issuance of the 2027 Senior Notes were utilized to retire the Company's 8.250% senior notes due 2020 and to reduce the balance of the Company's 7.875% senior notes due 2021.
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
Asset Dispositions
During the nine months ended September 30, 2016, the Company received proceeds of $118 million related to the sale of its Seward and Shelby generating stations, proceeds of $56 million related to the sale of its Rockford generating stations, proceeds of $369 million related to the sale of GenOn's Aurora generating station and proceeds of $74 million related to the sale of the Potrero site.
Cash Grants
As of September 30, 2016, the Company had a net renewable energy grant receivable of $33 million, net of sequestration.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of September 30, 2016, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of September 30, 2016:

Equivalent Net Sales Secured by First Lien Structure (a)	2016	2017	2018	2019	2020
In MW	2,276	2,303	478	—	—
As a percentage of total net coal and nuclear capacity (b)	39%	40%	8%	—%	—%

(a)	Equivalent net sales include natural gas swaps converted using a weighted average heat rate by region.

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
Commercial Operations
NRG's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of September 30, 2016, commercial operations had total cash collateral outstanding of $337 million, and $824 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of September 30, 2016, total collateral held from counterparties was $16 million in cash and $44 million in letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG's credit ratings and general perception of its creditworthiness.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments for the nine months ended September 30, 2016, and the currently estimated capital expenditure and growth investments forecast for the remainder of 2016.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
Generation
Gulf Coast	$130	$7	$5	$142
East	107	230	99	436
West	2	—	25	27
Business Solutions	6	—	1	7
Retail Mass	11	—	—	11
Renewables	12	—	159	171
NRG Yield	12	—	4	16
Corporate (b)	25	—	63	88
Total cash capital expenditures for the nine months ended September 30, 2016	305	237	356	898
Funding from debt financing, net of fees	—	—	(26)	(26)
Funding from third party equity partners and cash grants	—	—	(111)	(111)
Other investments (a)	—	—	75	75
Total capital expenditures and investments, net of financings	305	237	294	836

Estimated capital expenditures for the remainder of 2016	139	46	1,210	1,395
Funding from debt financing, net of fees	—	—	(711)	(711)
Funding from third party equity partners and cash grants	—	—	(187)	(187)
Other investments (a)	—	—	21	21
NRG estimated capital expenditures for the remainder of 2016, net of financings	$139	$46	$333	$518

(a)	Other investments include restricted cash activity.

(b)	Includes residential solar.

•
Environmental capital expenditures — For the nine months ended September 30, 2016, the Company's environmental capital expenditures included DSI/ESP upgrades at the Powerton facility and the Joliet gas conversion to satisfy the IL CPS as well as controls to satisfy MATS at the Avon Lake facility.

•
Growth Investments capital expenditures — For the nine months ended September 30, 2016, the Company's growth investment capital expenditures included $197 million for solar projects, $99 million for fuel conversions, $30 million for repowering projects, $4 million for thermal projects and $26 million for the Company's other growth projects.

Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2016 through 2020 required to comply with environmental laws will be approximately $328 million which includes $76 million for GenOn and $234 million for Midwest Generation. These costs, the majority of which will be expended by the end of 2016, are primarily associated with (i) DSI/ESP upgrades at the Powerton facility and the Joliet gas conversion to satisfy the IL CPS and (ii) MATS compliance at the Avon Lake facility.
In connection with the acquisition of EME, on April 1, 2014, NRG committed to fund up to $350 million in capital expenditures for plant modifications at Powerton and Joliet to comply with environmental regulations, of which $23 million was remaining as of September 30, 2016. The expected costs of these projects are included in the environmental capital expenditures detailed above.

2016 Capital Allocation Program
The Company's plan to allocate capital during 2016 is as follows:

•
Debt Reduction. The Company allocated a majority of NRG's capital available for allocation during 2016 to additional debt repurchases in order to meet the Company's goal of prudent balance sheet management in a low commodity price environment. Since the third quarter of 2015, the Company has retired $1 billion of corporate debt, generating savings of $78 million in annualized interest.

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
Debt Reduction
The following table lists the repurchases of senior notes in 2016.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
Amount in millions, except rates
7.625% senior notes due 2018	$455	$502	107.95%
8.250% senior notes due 2020	1,058	1,129	103.12%
7.875% senior notes due 2021	729	771	104.02%
6.250% senior notes due 2022	108	105	94.73%
6.625% senior notes due 2023	67	64	94.13%
6.250% senior notes due 2024	171	163	94.52%
Total at September 30, 2016	$2,588	$2,734
7.625% senior notes due 2018 (b)	186	204	107.75%
7.875% senior notes due 2021 (b)	193	207	103.94%
Total at November 4, 2016	$2,967	$3,145
(a) Includes payment for accrued interest
(b) Redemptions financed by cash on hand

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
Dividends
The following table lists the dividends paid during the nine months ended September 30, 2016:

	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Dividends per Common Share	$0.030	$0.030	$0.145
On October 19, 2016, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2016, to stockholders of record as of November 1, 2016 representing $0.12 on an annualized basis.

The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
UPMC Thermal Project
On October 31, 2016, NRG Business Services LLC, a subsidiary of the Company, and NRG Energy Center Pittsburgh LLC, or NECP, a subsidiary of NRG Yield, Inc., entered into a EPC agreement for the construction of a 73 MWt district energy system for NECP to provide 150 kpph of steam, 6,750 tons of chilled water and 7.5 MW of emergency backup power service to UPMC. The initial term of the energy services agreement (under fixed capacity payments) with UPMC Mercy will be for a period of twenty years from the service commencement date.  Pursuant to the terms of the EPC agreement, NECP shall pay NRG Business Services LLC $79 million, subject to adjustment based upon certain conditions in the EPC agreement, upon substantial completion of the project. The project is expected to reach COD in the first quarter of 2018.
SunEdison Utility-Scale Solar and Wind Acquisition
On September 15, 2016, the Company entered into an agreement with SunEdison to acquire (i) an equity interest in a tax-equity portfolio of 530 MW mechanically-complete solar assets of which NRG’s net interest based on cash to be distributed will be 265 MW, and an additional 937 MW of solar and wind assets in development, (ii) a 154 MW construction-ready solar facility in Texas and (iii) a 182 MW portfolio of construction-ready and development solar assets in Hawaii.  The acquisition of the portfolio of solar assets in Hawaii was completed on October 7, 2016 for upfront cash consideration of $2 million and the acquisition of the 530 MW tax equity portfolio and the 937 MW development assets was completed on November 2, 2016 for upfront cash consideration of $111 million. The Company expects to pay total upfront cash consideration for the three acquisitions of $129 million, with an estimated $59 million in additional payments contingent upon future development milestones.
SunEdison Solar Distributed Generation Acquisition
On October 3, 2016, the Company acquired a 29 MW portfolio of mechanically-complete and construction-ready distributed generation solar assets from SunEdison for cash consideration of approximately $68 million, subject to post closing adjustments.  The Company expects to sell these assets into a tax-equity financed portfolio within the DGPV Holdco partnership between NRG and NRG Yield, Inc.
Fuel Repowerings and Conversions
The table below lists the Company's currently projected repowering and conversion projects. With respect to facilities that are currently operating, the timing of the projects listed below could adversely impact the Company's operating revenues, gross margin and other operating costs during the period prior to the targeted COD.

Facility	Net Generation Capacity (MW)	Project Type	Fuel Type	Targeted COD
Fuel Conversions(a)
Joliet Units 6, 7 and 8(b)	1,326	Environmental	Natural Gas	Q4 2016
Shawville Units 1, 2, 3 and 4	597	Growth	Natural Gas	Q4 2016
Total	1,923
Repowerings
Carlsbad Peakers (formerly Encina) Units 1, 2, 3, 4, 5 and GT(c)	527	Growth	Natural Gas	Q4 2018
Puente (formerly Mandalay) Units 1 and 2(c)	262	Growth	Natural Gas	Q2 2020
Bacliff (formerly Cielo Lindo/PH Robinson) Peakers 1-6	360	Growth	Natural Gas	Q1 2017
Total	1,149

Total Fuel Repowerings and Conversions	3,072
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

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative nine month periods:

	Nine months ended September 30,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$1,733	$1,392	$341
Net cash used in investing activities	(321)	(1,232)	911
Net cash used by financing activities	(489)	(26)	(463)
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Change in cash collateral in support of risk management activities	$411
Decrease in inventory primarily related to plant fuel conversions at Shawville, Joliet, New Castle and Unit 2 at the Big Cajun II facility and deactivations of Huntley and Dunkirk	137
Other changes in working capital driven by various timing differences	34
Increase in prepaid expense primarily related to timing of property tax and insurance payments that occurred in the first half of the year	(58)
Decrease in operating income adjusted for non-cash items	(55)
Decrease in accounts payable primarily related to lower operations and maintenance expense in 2016	(50)
Increase in accounts receivable due to timing of receipts	(48)
Decrease in accrued interest primarily driven by redemption of Senior Notes in late 2015 and 2016	(30)
$341
Net Cash Provided In Investing Activities
Changes to net cash used in investing activities were driven by:

(In millions)
Proceeds from the sale of assets related to the majority interest sale of EVgo, the sale of real property at the Potrero generating station and the sale of the Aurora, Seward and Shelby generating stations in 2016	$635
Decrease in investments in unconsolidated affiliates in 2016 compared to 2015, primarily related to the 25% investment in Desert Sunlight of $285 million, as well as, Petra Nova and Altenex in 2015	334
Insurance proceeds primarily related to the Cottonwood generation station outage in 2016	27
Decrease in cash paid for acquisitions in 2016 compared to 2015, primarily related to the Spring Canyon acquisition in 2015	13
Increase in notes receivable and other	11
Decrease in cash grants received as the final Ivanpah cash grant amount was received in 2015 after resolution of all open inquiries	(51)
Decrease in restricted cash primarily related to the Agua Caliente and CVSR projects	(26)
Net decrease in nuclear decommissioning trust fund activity	(23)
Increase in capital expenditures, primarily related to environmental projects at Powerton and Joliet	(9)
$911

Net Cash Used By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Decrease in cash contributions from noncontrolling interest in 2016, primarily related to the NRG Yield, Inc public offering in 2015 which had proceeds of $600 million	$(778)
Repurchase of preferred stock in 2016	(226)
Increase in debt issuance costs primarily due to the refinancing of the senior credit facility and the issuance of the 2026 and 2027 Senior Notes	(56)
Repurchases of treasury stock in 2015	353
Net decrease in borrowings, offset by debt payments, which includes debt repurchases in 2016	155
Decrease in payment of dividends which reflects the reduction to the annualized dividend rate in 2016 from $0.58/share to $0.12/share	86
Other	3
$(463)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2016, the Company had a total domestic pre-tax book income of $248 million and foreign pre-tax book income of $11 million. As of December 31, 2015, the Company has cumulative domestic Federal NOL carryforwards of $4.0 billion which will begin expiring in 2026 and cumulative state NOL carryforwards of $4.2 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $202 million, which do not have an expiration date.
In addition to these amounts, the Company has $40 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $40 million in 2016.
The Company has recorded a non-current tax liability of $44 million until final resolution with the related taxing authority. The $44 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia. The Company is not subject to U.S. federal income tax examinations for years prior to 2015. With few exceptions, state and local income tax examinations are no longer open for years before 2009. The Company's primary foreign operations are also no longer subject to examination by local jurisdictions for years prior to 2010.

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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2016, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 9, Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $638 million as of September 30, 2016. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2015 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2015 Form 10-K. See also Note 8, Debt and Capital Leases, and Note 14, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the nine months ended September 30, 2016.

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2016, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2016.

Derivative Activity Gains/(Losses)	(In millions)
Fair value of contracts as of December 31, 2015	$6
Contracts realized or otherwise settled during the period	(180)
Changes in fair value	(50)
Fair Value of Contracts as of September 30, 2016	$(224)

	Fair Value of Contracts as of September 30, 2016
	Maturity
Fair value hierarchy Gains/(Losses)	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 1	$15	$(67)	$(15)	$—	$(67)
Level 2	(15)	(47)	(38)	(31)	(131)
Level 3	(5)	(10)	(7)	(4)	(26)
Total	$(5)	$(124)	$(60)	$(35)	$(224)
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2016, NRG's net derivative liability was $224 million, a decrease to total fair value of $230 million as compared to December 31, 2015. This decrease was driven by the roll-off of trades that settled during the period and losses in fair value.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $121 million in the net value of derivatives as of September 30, 2016. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $88 million in the net value of derivatives as of September 30, 2016.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the nine months ending September 30, 2016, and 2015:

(In millions)	2016	2015
VaR as of September 30,	$40	$36
Three months ended September 30,
Average	$59	$39
Maximum	72	44
Minimum	40	34
Nine months ended September 30,
Average	$58	$42
Maximum	72	54
Minimum	40	34
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of September 30, 2016, for the entire term of these instruments entered into for both asset management and trading was $43 million, primarily driven by asset-backed transactions.
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
If all of the above swaps had been discontinued on September 30, 2016, the Company would have owed the counterparties $163 million. Based on the credit ratings of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of September 30, 2016, a 1% change in variable interest rates would result in a $13 million change in interest expense on a rolling twelve month basis.

As of September 30, 2016, the fair value and related carrying value of the Company's debt was $18.9 billion and $19.4 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $1.6 billion.
Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $179 million as of September 30, 2016, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $216 million as of September 30, 2016. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2016.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through September 30, 2016, see Note 14, Commitments and Contingencies, to this Form 10-Q.
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

As disclosed in Note 8, Debt and Capital Leases, to this Form 10-Q, as of September 30, 2016, $703 million of GenOn's Senior Notes outstanding are current within the GenOn consolidated balance sheet and are due on June 15, 2017. GenOn's future profitability continues to be adversely affected by (i) a sustained decline in natural gas prices and its resulting effect on wholesale power prices and capacity prices, and (ii) the inability of GenOn Mid-Atlantic and REMA to make distributions of cash and certain other restricted payments to GenOn. Based on current projections, GenOn is not expected to have sufficient liquidity exclusive of cash subject to the restrictions under the GenOn Mid-Atlantic and REMA operating leases to repay the senior notes due in June 2017. As a result of these factors, there is no assurance GenOn will continue as a going concern.
As of September 30, 2016, GenOn has cash and cash equivalents of $1.2 billion, of which $483 million and $110 million is held by GenOn Mid-Atlantic and REMA, respectively. Under their respective operating leases, GenOn Mid-Atlantic and REMA are not permitted to make any distributions and other restricted payments unless: (a) they satisfy the fixed charge coverage ratio for the most recently ended period for four fiscal quarters; (b) they are projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. Additionally, REMA must be in compliance with the requirement to provide credit support to the owner lessors securing its obligation to pay scheduled rent under its lease. As a result, GenOn Mid-Atlantic has not been able to make distributions of cash and certain other restricted payments since the quarter ended March 31, 2014 which was the last quarterly period for which GenOn Mid-Atlantic satisfied the conditions under its operating agreement. REMA has not satisfied the conditions under its operating agreement to make distributions of cash and certain other restricted payments since GenOn was acquired by NRG in December 2012.
The Company, GenOn's parent company, has no obligation to provide any financial support to GenOn other than under the secured intercompany revolving credit agreement between the Company and GenOn and NRG Americas.

GenOn is currently considering all options available to it, including negotiations with creditors and lessors, refinancing the senior notes, potential sales of certain generating assets as well as the possibility for a need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2016, GenOn appointed two independent directors as part of this process.

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

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: November 4, 2016	Chief Accounting Officer (Principal Accounting Officer)