Form 10-Q
period 2017-09-30
NRG ENERGY, INC.
filed 2017-11-02
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2017

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
Yes ☐       No ☒
As of October 31, 2017, there were 316,641,799 shares of common stock outstanding, par value $0.01 per share.

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

•	Risks and uncertainties associated with the GenOn Entities' Chapter 11 Cases including the ability to achieve anticipated benefits therefrom;

•	NRG's ability to engage in successful mergers and acquisitions activity;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2016 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2016
2023 Term Loan Facility	The Company's $1.9 billion term loan facility due 2023, a component of the Senior Credit Facility
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates, which reflect updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
BACT	Best Available Control Technology
Bankruptcy Code	Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
BETM	Boston Energy Trading and Marketing LLC
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CDD	Cooling Degree Day
CDWR	California Department of Water Resources
CEC	California Energy Commission
CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries prior to August 31, 2002
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
COD	Commercial Operation Date
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
CPP	Clean Power Plan
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CVSR	California Valley Solar Ranch
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
Distributed Solar	Solar power projects that primarily sell power to customers for usage on site, or are interconnected to sell power into a local distribution grid
DSI	Dry Sorbent Injection
Economic gross margin	Sum of energy revenue, capacity revenue, retail revenue and other revenue, less cost of fuels and other cost of sales
ELG	Effluent Limitations Guidelines
El Segundo Energy Center	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
Energy Plus Holdings	Energy Plus Holdings LLC
EPA	U.S. Environmental Protection Agency

EPC	Engineering, Procurement and Construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESCO	Energy Service Company
ESP	Electrostatic Precipitator
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
ESPS	Existing Source Performance Standards
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FTRs	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.5% senior notes due 2021 and $329 million of 9.125% senior notes due 2031
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

HLBV	Hypothetical Liquidation at Book Value
IASB	Independent Accounting Standards Board
IFRS	International Financial Reporting Standards
ILU	Illinois Union Insurance Company
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
LaGen	Louisiana Generating, L.L.C.
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG Long-Term Incentive Plan, as amended, and the NRG GenOn Long-Term Incentive Plan
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass Market	Residential and small commercial customers
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NOL	Net Operating Loss
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Yield	Reporting segment including the projects owned by NRG Yield, Inc.
NRG Yield 2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019 issued by NRG Yield, Inc.
NRG Yield 2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020 issued by NRG Yield, Inc.
NRG Yield, Inc.	NRG Yield, Inc., the owner of 53.7% of the economic interests of NRG Yield LLC with a controlling interest, and issuer of publicly held shares of Class A and Class C common stock
NSR	New Source Review
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2
NYAG	State of New York Office of Attorney General
NYISO	New York Independent System Operator
NYSPSC	New York State Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PER	Peak Energy Rent
Petition Date	June 14, 2017
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PM	Particulate Matter
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
RAPA	Resource Adequacy Purchase Agreement
RCRA	Resource Conservation and Recovery Act of 1976
REMA	NRG REMA LLC, which leases a 100% interest in the Shawville generating facility and 16.7% and 16.5% interests in the Keystone and Conemaugh generating facilities, respectively
Repowering
Technologies utilized to replace, rebuild, or redevelop major portions of an existing electrical generating facility to achieve a substantial emissions reduction, increase facility capacity and improve system efficiency

Restructuring Support Agreement
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017 and as amended on October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto

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
As of September 30, 2017, the Company’s $5.4 billion outstanding unsecured senior notes, consisting of $398 million of 7.625% senior notes due 2018, $207 million of 7.875% senior notes due 2021, $992 million of 6.25% senior notes due 2022, $869 million of 6.625% senior notes due 2023, $733 million of 6.25% senior notes due 2024, $1.0 billion of 7.25% senior notes due 2026 and $1.25 billion of 6.625% senior notes due 2027

Services Agreement
NRG provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with GenOn

Settlement Agreement
A settlement agreement and any other documents necessary to effectuate the settlement among NRG, GenOn, and certain holders of senior unsecured notes of GenOn Americas Generation and GenOn, and certain of GenOn's direct and indirect subsidiaries

Seward	The Seward Power Generating Station, a 525 MW coal-fired facility in Pennsylvania
Shelby	The Shelby County Generating Station, a 352 MW natural gas-fired facility in Illinois
SO2	Sulfur Dioxide
SPP	Solar Power Partners
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
S&P	Standard & Poor's
TCPA	Telephone Consumer Protection Act
Term Loan Facility	Prior to June 30, 2016, the Company's $2.0 billion term loan facility due 2018, a component of the Senior Credit Facility.
TSA	Transportation Services Agreement
TWCC	Texas Westmoreland Coal Co.
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VIE	Variable Interest Entity

Walnut Creek	NRG Walnut Creek, LLC, the operating subsidiary of WCEP Holdings, LLC, which owns the Walnut Creek project
WST	Washington-St. Tammany Electric Cooperative, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except for per share amounts)	2017	2016	2017	2016
Operating Revenues
Total operating revenues	$3,049	$3,421	$8,132	$8,328
Operating Costs and Expenses
Cost of operations	2,156	2,440	5,852	5,711
Depreciation and amortization	272	298	789	826
Impairment losses	14	9	77	65
Selling, general and administrative	213	277	697	801
Reorganization	18	—	18	—
Development activity expenses	14	21	49	65
Total operating costs and expenses	2,687	3,045	7,482	7,468
Other income - affiliate	14	48	104	144
Gain/(loss) on sale of assets	—	4	4	(79)
Operating Income	376	428	758	925
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	27	16	29	13
Impairment loss on investment	—	(8)	—	(147)
Other income, net	15	7	33	29
Loss on debt extinguishment, net	(1)	(50)	(3)	(119)
Interest expense	(221)	(237)	(692)	(718)
Total other expense	(180)	(272)	(633)	(942)
Income/(Loss) from Continuing Operations Before Income Taxes	196	156	125	(17)
Income tax expense	6	28	5	75
Income/(Loss) from Continuing Operations	190	128	120	(92)
(Loss)/Income from discontinued operations, net of income tax	(27)	265	(802)	256
Net Income/(Loss)	163	393	(682)	164
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(8)	(9)	(63)	(49)
Net Income/(Loss) Attributable to NRG Energy, Inc.	171	402	(619)	213
Dividends for preferred shares	—	—	—	5
Gain on redemption of preferred shares	—	—	—	(78)
Net Income/(Loss) Available for Common Stockholders	$171	$402	$(619)	$286
Income/(Loss) per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	317	316	317	315
Income from continuing operations per weighted average common share — basic	$0.63	$0.43	$0.58	$0.10
(Loss)/Income from discontinued operations per weighted average common share — basic	$(0.09)	$0.84	$(2.53)	$0.81
Income/(Loss) per Weighted Average Common Share — Basic	$0.54	$1.27	$(1.95)	$0.91
Weighted average number of common shares outstanding — diluted	322	317	317	316
Income from continuing operations per weighted average common share — diluted	$0.61	$0.43	$0.58	$0.10
(Loss)/Income from discontinued operations per weighted average common share — diluted	$(0.08)	$0.84	$(2.53)	$0.81
Income/(Loss) per Weighted Average Common Share — Diluted	$0.53	$1.27	$(1.95)	$0.91
Dividends Per Common Share	$0.03	$0.03	$0.09	$0.21
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Net income/(loss)	$163	$393	$(682)	$164
Other comprehensive income/(loss), net of tax
Unrealized gain/(loss) on derivatives, net of income tax (benefit)/expense of $0, $(1), $1, and $1	7	27	6	(8)
Foreign currency translation adjustments, net of income tax expense of $0, $0, $0, and $0	2	3	10	6
Available-for-sale securities, net of income tax expense of $0, $0, $0, and $0	1	—	2	1
Defined benefit plans, net of income tax expense of $0, $0, $0, and $0	(1)	31	26	32
Other comprehensive income	9	61	44	31
Comprehensive income/(loss)	172	454	(638)	195
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(5)	(2)	(61)	(70)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	177	456	(577)	265
Dividends for preferred shares	—	—	—	5
Gain on redemption of preferred shares	—	—	—	(78)
Comprehensive income/(loss) available for common stockholders	$177	$456	$(577)	$338
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
(In millions, except shares)
ASSETS
Current Assets
Cash and cash equivalents	$1,223	$938
Funds deposited by counterparties	31	2
Restricted cash	537	446
Accounts receivable, net	1,274	1,058
Inventory	630	721
Derivative instruments	475	1,067
Cash collateral posted in support of energy risk management activities	203	150
Current assets - held for sale	33	9
Prepayments and other current assets	354	404
Current assets - discontinued operations	—	1,919
Total current assets	4,760	6,714
Property, plant and equipment, net	15,332	15,369
Other Assets
Equity investments in affiliates	1,138	1,120
Notes receivable, less current portion	5	16
Goodwill	662	662
Intangible assets, net	1,838	1,973
Nuclear decommissioning trust fund	670	610
Derivative instruments	206	181
Deferred income taxes	205	225
Non-current assets held-for-sale	10	10
Other non-current assets	644	841
Non-current assets - discontinued operations	—	2,961
Total other assets	5,378	8,599
Total Assets	$25,470	$30,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$1,247	$516
Accounts payable	911	813
Derivative instruments	522	1,092
Cash collateral received in support of energy risk management activities	31	81
Accrued expenses and other current liabilities	830	990
Accrued expenses and other current liabilities - affiliate	164	—
Current liabilities - discontinued operations	—	1,210
Total current liabilities	3,705	4,702
Other Liabilities
Long-term debt and capital leases	15,658	15,957
Nuclear decommissioning reserve	265	287
Nuclear decommissioning trust liability	397	339
Deferred income taxes	21	20
Derivative instruments	307	284
Out-of-market contracts, net	213	230
Non-current liabilities held-for-sale	13	11
Other non-current liabilities	1,116	1,176
Non-current liabilities - discontinued operations	—	3,184
Total non-current liabilities	17,990	21,488
Total Liabilities	21,695	26,190
Redeemable noncontrolling interest in subsidiaries	85	46
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	8,369	8,358
Retained deficit	(4,713)	(3,787)
Less treasury stock, at cost — 101,580,045 and 102,140,814 shares, respectively	(2,386)	(2,399)
Accumulated other comprehensive loss	(91)	(135)
Noncontrolling interest	2,507	2,405
Total Stockholders’ Equity	3,690	4,446
Total Liabilities and Stockholders’ Equity	$25,470	$30,682
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2017	2016
Cash Flows from Operating Activities
Net (loss)/income	$(682)	$164
(Loss)/Income from discontinued operations, net of income tax	(802)	256
Income/(loss) from continuing operations	120	(92)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	24	44
Depreciation and amortization	789	826
Provision for bad debts	57	36
Amortization of nuclear fuel	37	39
Amortization of financing costs and debt discount/premiums	44	42
Adjustment for debt extinguishment	3	119
Amortization of intangibles and out-of-market contracts	79	131
Amortization of unearned equity compensation	27	23
Impairment losses	77	211
Changes in deferred income taxes and liability for uncertain tax benefits	26	29
Changes in nuclear decommissioning trust liability	20	24
Changes in derivative instruments	25	30
Changes in collateral posted in support of risk management activities	(103)	261
Proceeds from sale of emission allowances	21	11
(Gain)/loss on sale of assets	(22)	70
Changes in other working capital	(380)	(130)
Cash provided by continuing operations	844	1,674
Cash (used)/provided by discontinued operations	(38)	67
Net Cash Provided by Operating Activities	806	1,741
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(36)	(18)
Capital expenditures	(760)	(659)
Decrease in notes receivable	11	2
Purchases of emission allowances	(47)	(32)
Proceeds from sale of emission allowances	105	47
Investments in nuclear decommissioning trust fund securities	(402)	(378)
Proceeds from the sale of nuclear decommissioning trust fund securities	382	354
Proceeds from renewable energy grants and state rebates	8	11
Proceeds from sale of assets, net of cash disposed of	36	84
Investments in unconsolidated affiliates	(31)	(23)
Other	22	31
Cash used by continuing operations	(712)	(581)
Cash (used)/provided by discontinued operations	(53)	326
Net Cash Used by Investing Activities	(765)	(255)
Cash Flows from Financing Activities
Payment of dividends to common and preferred stockholders	(28)	(66)
Payment for preferred shares	—	(226)
Net receipts from settlement of acquired derivatives that include financing elements	2	6
Proceeds from issuance of long-term debt	1,134	5,237
Payments for short and long-term debt	(712)	(5,353)
Receivable from affiliate	(125)	—
Payments for debt extinguishment costs	—	(98)
Contributions from, net of distributions to, noncontrolling interest in subsidiaries	65	(127)
Proceeds from issuance of stock	—	1
Payment of debt issuance costs	(43)	(70)
Other - contingent consideration	(10)	(10)
Cash provided/(used) by continuing operations	283	(706)
Cash (used)/provided by discontinued operations	(224)	119
Net Cash provided/(used) by Financing Activities	59	(587)
Effect of exchange rate changes on cash and cash equivalents	(10)	(6)
Change in Cash from discontinued operations	(315)	512
Net Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	405	381
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,386	1,322
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,791	$1,703
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
NRG Energy, Inc., or NRG or the Company, is a leading integrated power company built on the strength of a diverse competitive electric generation portfolio and leading retail electricity platform. NRG is continuously focused on excellence in operating performance of its existing assets and optimal hedging of generation assets and retail load operations, as well as serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels. The Company owns and operates approximately 30,000 MW of generation; engages in the trading of wholesale energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products and services to retail customers under the names “NRG”, "Reliant" and other retail brand names owned by NRG.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2017, and the results of operations, comprehensive income/(loss) and cash flows for the three and nine months ended September 30, 2017 and 2016.
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

As a result of the bankruptcy filings and beginning on June 14, 2017, GenOn and its subsidiaries were deconsolidated from NRG’s consolidated financial statements. NRG recorded its investment in GenOn under the cost method with an estimated fair value of zero. NRG determined that this disposal of GenOn and its subsidiaries is a discontinued operation; and, accordingly, the financial information for all historical periods have been recast to reflect GenOn as a discontinued operation. In connection with the disposal, NRG recorded a loss on deconsolidation of $208 million during the quarter ended June 30, 2017. See Note 3, Discontinued Operations, Dispositions and Acquisitions, for more information.

Prior to the GenOn Entities' filing the Chapter 11 Cases, on June 12, 2017, NRG entered into a restructuring support and lock-up agreement, or the Restructuring Support Agreement, with the GenOn Entities and certain holders of the GenOn and GenOn Americas Generation Senior Notes, that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. The RSA was amended on October 2, 2017 to remove the requirement to conduct a rights offering in connection with the exit financing. There is no assurance that the GenOn Entities' plan will be approved by the requisite stakeholders, confirmed by the Bankruptcy Court, or successfully implemented thereafter. The principal terms of the Restructuring Support Agreement are described further in Note 3, Discontinued Operations, Dispositions and Acquisitions.

As announced on October 31, 2017, NRG and GenOn engaged in arms-length discussions to settle certain items related to the pre-petition Restructuring Support Agreement, including key topics such as: (i) timeline and transition; (ii) cooperation and co-development matters; (iii) post-employment and retiree health and welfare benefits and pension benefits; (iv) tax matters; and (v) intercompany balances. The agreements reached on these topics are expected to be incorporated into definitive documents for GenOn’s emergence from Chapter 11.

Forms of definitive documents were filed with the Bankruptcy Court by the GenOn Entities; however, such definitive documents are subject to ongoing review, revision, and further negotiation by the parties to the Restructuring Support Agreement, including NRG, who have various consent rights over the final form of the plan supplement documents, and may be amended, modified, supplemented, and revised in accordance with those ongoing negotiations.

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
Portfolio optimization — Targeting up to $4.0 billion of asset sale net cash proceeds, including divestitures of 6 GWs of conventional generation and businesses (excluding GenOn) and the expected monetization of 100% of its interest in NRG Yield, Inc. and its renewables platform.

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
Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the allowance for doubtful accounts included in accounts receivable, net; accumulated depreciation included in property, plant and equipment, net; accumulated amortization included in intangible assets, net and accumulated amortization included in out-of-market contracts, net:

	September 30, 2017	December 31, 2016
	(In millions)
Accounts receivable allowance for doubtful accounts	$61	$29
Property, plant and equipment accumulated depreciation	6,437	5,711
Intangible assets accumulated amortization	1,750	1,687
Out-of-market contracts accumulated amortization	352	457

Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$1,223	$938	$1,217	$853
Funds deposited by counterparties	31	2	6	55
Restricted cash	537	446	480	414
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$1,791	$1,386	$1,703	$1,322
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
Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2016	$2,405
Contributions from noncontrolling interest	116
Non-cash adjustments to noncontrolling interest	98
Sale of assets to NRG Yield, Inc.	24
Comprehensive loss attributable to noncontrolling interest	(8)
Dividends paid to NRG Yield, Inc. public shareholders	(80)
Distributions to noncontrolling interest	(48)
Balance as of September 30, 2017	$2,507

Redeemable Noncontrolling Interest
The following table reflects the changes in the Company's redeemable noncontrolling interest balance:

(In millions)
Balance as of December 31, 2016	$46
Contributions from redeemable noncontrolling interest	73
Non-cash adjustments to noncontrolling interest	21
Comprehensive loss attributable to redeemable noncontrolling interest	(53)
Distributions to redeemable noncontrolling interest	(2)
Balance as of September 30, 2017	$85

Recent Accounting Developments - Guidance Adopted in 2017
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents, including funds deposited by counterparties with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company adopted the guidance in ASU No. 2016-18 during the second quarter of 2017. In connection with the adoption of the standard, the Company has applied the guidance retrospectively which resulted in a decrease in cash flows from operations of $49 million and an increase in cash flows from investing of $66 million on the statement of cash flows for the nine months ended September 30, 2016.
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
ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The Company adopted the guidance in ASU No. 2016-15 effective January 1, 2017. In connection with the adoption of the standard, the Company has applied the guidance retrospectively which resulted in an increase in cash flows from operations of $98 million and a decrease in cash flows from financing of $98 million on the statement of cash flows for the nine months ended September 30, 2016.
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
Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, or ASU No. 2017-12. The amendments of ASU No. 2017-12 were issued to simplify the application of hedge accounting guidance and more closely align financial reporting for hedging relationships with economic results of an entity's risk management activities. The issues addressed by ASU No. 2017-12 include but are not limited to alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The amendments of ASU No. 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted in any interim period and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2017-12 will have a material impact on its consolidated results of operations, cash flows, and statement of financial position.

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

Note 3 — Discontinued Operations, Dispositions and Acquisitions
Discontinued Operations
As described in Note 1, Basis of Presentation, on the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the bankruptcy filings, NRG concluded that it no longer controls GenOn as it is subject to the control of the Bankruptcy Court; and, accordingly, NRG no longer consolidates GenOn for financial reporting purposes.
By eliminating a large portion of its operations in the PJM market with the deconsolidation of GenOn, NRG concluded that GenOn meets the criteria for discontinued operations, as this represents a strategic shift in the markets in which NRG operates. As such, all prior period results for GenOn have been reclassified as discontinued operations while NRG will record all ongoing results of GenOn as a cost method investment, which was valued at zero at the date of deconsolidation.
Summarized results of discontinued operations were as follows:

	Three months ended September 30, 2017 (a)	Three months ended September 30, 2016	Nine months ended September 30, 2017 (a)	Nine months ended September 30, 2016
(In millions)
Operating revenues	$—	$532	$646	$1,509
Operating costs and expenses	—	(468)	(700)	(1,409)
Gain on sale of assets	—	262	—	294
Other expenses	—	(43)	(98)	(127)
(Loss)/Income from operations of discontinued components, before tax	—	283	(152)	267
Income tax expense	—	21	9	20
(Loss)/Incomes from operations of discontinued components	—	262	(161)	247
Interest income - affiliate	—	3	6	9
(Loss)/Income from operations of discontinued components, net of tax	—	265	(155)	256
Pre-tax loss on deconsolidation	—	—	(208)	—
Settlement consideration and services credit	—	—	(289)	—
Pension and post-retirement liability assumption(b)	(25)	—	(144)	—
Other	(2)	—	(6)	—
Loss on disposal of discontinued components, net of tax	(27)	—	(647)	—
(Loss)/Income from discontinued operations, net of tax	$(27)	$265	$(802)	$256
(a) As of June 14, 2017, NRG no longer consolidates GenOn for financial reporting purposes.
(b) See Note 1, Basis of Presentation, for further discussion regarding the October 30, 2017 proposed changes to the Restructuring Support Agreement. As part of this, NRG recorded the liability for GenOn’s post-employment and retiree health and welfare benefits, in an amount up to $25 million with a corresponding loss on discontinued operations during the third quarter of 2017.

The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of December 31, 2016. As of June 14, 2017, NRG no longer consolidates GenOn for financial reporting purposes.

(In millions)	December 31, 2016
Cash and cash equivalents	$1,034
Other current assets	885
Current assets - discontinued operations	1,919
Property, plant and equipment, net	2,543
Other non-current assets	418
Non-current assets - discontinued operations	2,961
Current portion of long term debt and capital leases	704
Other current liabilities	506
Current liabilities - discontinued operations	1,210
Long-term debt and capital leases	2,050
Out-of-market contracts	811
Other non-current liabilities	323
Non-current liabilities - discontinued operations	$3,184
Restructuring Support Agreement
As described in Note 1, Basis of Presentation, NRG, GenOn and certain holders representing greater than 93% in aggregate principal amount of GenOn’s Senior Notes and certain holders representing greater than 93% in aggregate principal amount of GenOn Americas Generation’s Senior Notes entered into a Restructuring Support Agreement that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. Completion of the agreed upon terms is contingent upon certain milestones in the Restructuring Support Agreement. Certain principal terms of the Restructuring Support Agreement are detailed below:

1)
Full releases from GenOn and GenOn Americas Generation in favor of NRG, including either a full release or indemnification in favor of NRG for any claims relating to GenOn Mid-Atlantic or REMA and the dismissal of all litigation against NRG.

2)
NRG will provide settlement cash consideration to GenOn of $261.3 million, which will be paid in cash less any amounts owed to NRG under the intercompany secured revolving credit facility. As of September 30, 2017, GenOn owed NRG approximately $125 million under the intercompany secured revolving credit facility. See Note 14, Related Party Transactions, for further discussion of the intercompany secured revolving credit facility.

3)	NRG will consent to the cancellation of its interests in the equity of GenOn. The equity interests in the reorganized GenOn will be issued to the holders of the GenOn Senior Notes.

4)
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization, which was paid in September 2017. GenOn’s pension liability as of September 30, 2017 was approximately $106 million.

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

8)	NRG and GenOn have agreed to cooperate in good faith to maximize the value of certain development projects.

In addition to the Restructuring Support Agreement, additional support and other agreements are being negotiated, including a transition services agreement. See Note 1, Basis of Presentation, for further discussion regarding the October 30, 2017 proposed changes to the Restructuring Support Agreement.
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
Pension Liability
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, which was paid in September 2017, for the GenOn employees for service provided prior to emergence from bankruptcy. NRG determined that the retention of this liability is probable and has recorded the estimated accumulated pension benefit obligation as of September 30, 2017 of $106 million in other non-current liabilities with a corresponding loss from discontinued operations. NRG's obligation for this liability will be revalued through and at GenOn's emergence from bankruptcy.
Services Agreement
NRG will continue to provide shared services to GenOn under the Services Agreement at an annualized rate of $84 million during the pendency of the Chapter 11 Cases as well as for two months post-emergence at no charge. NRG then will provide an option for up to two, one-month extensions for shared services at an annualized rate of $84 million. Beginning on June 14, 2017, NRG records operating income for the amounts earned for shared services of approximately $5 million per month. NRG has also agreed to provide GenOn with a credit of $28 million against amounts owed under the Services Agreement. Any unused amount can be paid in cash at GenOn’s request. As a result, NRG has concluded that the liability for this credit is probable and has recorded a payable to GenOn for $28 million in accrued expenses and other current liabilities - affiliate with a corresponding loss from discontinued operations. See Note 1, Basis of Presentation, for further discussion regarding the October 30, 2017 proposed changes to the Restructuring Support Agreement and Services Agreement.
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
GenOn Debt
As of June 14, 2017, the GenOn Senior Notes and GenOn Americas Generation Senior Notes, which totaled approximately $2.5 billion, were deconsolidated from NRG's consolidated financial statements. The filing of the Chapter 11 Cases constitutes an event of default under the following debt instruments of GenOn:

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
Transfer of Assets Under Common Control
On November 1, 2017, NRG completed the sale of a 38 MW solar portfolio primarily comprised of assets from SPP funds, in addition to other projects developed by NRG, to NRG Yield, Inc. for cash consideration of $71 million, plus $3 million in working capital adjustments.
On August 1, 2017, NRG closed on the sale of its remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, to NRG Yield, Inc. for total cash consideration of $44 million, including working capital adjustment of $3 million. The transaction also includes potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027.

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
Acquisitions
SunEdison Utility-Scale Solar and Wind Acquisition
On November 2, 2016, the Company acquired equity interests in a tax equity portfolio from SunEdison, located in Utah, comprised of 530 MW of mechanically-complete solar assets, of which NRG’s net interest based on cash to be distributed is 265 MW, for upfront cash consideration of $111 million. In connection with the acquisition, the Company assumed non-recourse debt of $222 million. The Company also borrowed additional amounts of $65 million during the fourth quarter of 2016, which effectively reduced the Company's use of liquidity related to the acquisition. The Company does not have a controlling interest in the tax equity portfolio and, accordingly, its interest is recorded as an equity method investment. The purchase price was preliminarily allocated to the equity method investment balance of approximately $328 million, current assets of $5 million and the assumed non-recourse debt of $222 million. The assets reached commercial operations during the fourth quarter of 2016 and have 20-year PPAs with PacificCorp.
The Company acquired a 110 MW portfolio of construction-ready and 71 MW of development solar assets in Hawaii from SunEdison for upfront cash consideration of $2 million on October 3, 2016 and a 154 MW construction-ready solar project in Texas for upfront cash consideration of $11 million on November 9, 2016.
In addition to the total $124 million in upfront cash consideration paid for the above acquisitions, the Company expects to make an estimated $59 million in additional payments contingent upon future development milestones, of which $15 million was paid as of September 30, 2017.
SunEdison Solar Distributed Generation Acquisition
On October 3, 2016, the Company acquired a 29 MW portfolio of mechanically-complete and construction-ready distributed generation solar assets from SunEdison for cash consideration of approximately $67 million excluding post-closing adjustments which reduced the purchase price by $5 million. Subsequent to the acquisition, the Company sold the majority of these assets into a tax-equity financed portfolio within the DGPV Holdco partnership between NRG and NRG Yield, Inc., and expects to sell the remaining assets into a similar portfolio in 2017. The purchase price was allocated to $47 million in construction in progress and $15 million in intangible assets.
Dispositions
Disposition of Majority Interest in EVgo
On June 17, 2016, the Company completed the sale of a majority interest in its EVgo business to Vision Ridge Partners for total consideration of approximately $39 million, including $17 million in cash received, which is net of $2.5 million in working capital adjustments, $15 million contributed as capital to the EVgo business and $7 million of future contributions by Vision Ridge Partners, all of which were determined based on forecasted cash requirements to operate the business in future periods. In addition, the Company has future earnout potential of up to $70 million based on future profitability targets. NRG will retain its original financial obligation of $102.5 million under its agreement with the CPUC whereby EVgo will build at least 200 public fast charging Freedom Station sites and perform the associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California. As part of the sale, NRG has contracted with EVgo to continue to build the remaining required Freedom Stations and commercial and multi-family parking spaces for electric vehicle charging required under this obligation and will be directly reimbursed by NRG for the costs. As a result of the sale, the Company recorded a loss on sale of $83 million during the second quarter of 2016, which reflects the loss on the sale of the equity interest of $27 million and the accrual of NRG's remaining obligation under its agreement with the CPUC of $56 million. On February 22, 2017, the Company and CPUC entered into a second amendment to the agreement which extended the operating period commitment for the Freedom Stations to December 5, 2020. At September 30, 2017, the Company's remaining 35% interest in EVgo of $2 million was accounted for as an equity-method investment.

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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$22	$21	$34	$34
Liabilities:
Long-term debt, including current portion (b)	17,097	17,423	16,655	16,620
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
(b) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$9,571	$7,852	$9,205	$7,415

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2017
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$19	$19
Available-for-sale securities	5	—	—	5
Nuclear trust fund investments:
Cash and cash equivalents	31	—	—	31
U.S. government and federal agency obligations	43	1	—	44
Federal agency mortgage-backed securities	—	74	—	74
Commercial mortgage-backed securities	—	11	—	11
Corporate debt securities	—	108	—	108
Equity securities	333	—	65	398
Foreign government fixed income securities	—	4	—	4
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	132	409	98	639
Interest rate contracts	—	42	—	42
Total assets	$545	$649	$182	$1,376
Derivative liabilities:
Commodity contracts	201	404	146	751
Interest rate contracts	—	78	—	78
Total liabilities	$201	$482	$146	$829
.

	As of December 31, 2016
	Fair Value
(In millions)	Level 1	Level 2	Level 3	Total
Investment in available-for-sale securities (classified within other non-current assets):
Debt securities	$—	$—	$17	$17
Available-for-sale securities	10	—	—	10
Nuclear trust fund investments:
Cash and cash equivalents	25	—	—	25
U.S. government and federal agency obligations	72	1	—	73
Federal agency mortgage-backed securities	—	62	—	62
Commercial mortgage-backed securities	—	17	—	17
Corporate debt securities	—	84	—	84
Equity securities	292	—	54	346
Foreign government fixed income securities	—	3	—	3
Other trust fund investments:
U.S. government and federal agency obligations	1	—	—	1
Derivative assets:
Commodity contracts	560	549	90	1,199
Interest rate contracts	—	49	—	49
Total assets	$960	$765	$161	$1,886
Derivative liabilities:
Commodity contracts	494	636	158	1,288
Interest rate contracts	—	88	—	88
Total liabilities	$494	$724	$158	$1,376

There were no transfers during the three and nine months ended September 30, 2017 and 2016 between Levels 1 and 2. The following tables reconcile, for the three and nine months ended September 30, 2017 and 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2017				Nine months ended September 30, 2017
(In millions)	Debt Securities	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$18	$61	$(11)	$68	$17	$54	$(68)	$3
Total gains/(losses) — realized/unrealized:
Included in earnings	1	—	(28)	(27)	2	—	18	20
Included in nuclear decommissioning obligation	—	3	—	3	—	10	—	10
Purchases	—	1	(9)	(8)	—	1	—	1
Transfers into Level 3 (b)	—	—	(6)	(6)	—	—	(11)	(11)
Transfers out of Level 3 (b)	—	—	6	6	—	—	13	13
Ending balance as of September 30, 2017	$19	$65	$(48)	$36	$19	$65	$(48)	$36
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2017	$—	$—	$(13)	$(13)	$—	$—	$(6)	$(6)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2016				Nine months ended September 30, 2016
(In millions)	Debt Securities	Trust Fund Investments	Derivatives(a)	Total	Debt Securities	Trust Fund Investments	Derivatives(a)	Total
Beginning balance	$16	$51	$18	$85	$17	$54	$(22)	$49
Total (losses)/gains — realized/unrealized:
Included in earnings	—	—	(5)	(5)	—	—	4	4
Included in OCI	1	—	—	1	—	—	—	—
Included in nuclear decommissioning obligations	—	3	—	3	—	(1)	—	(1)
Purchases	—	—	(25)	(25)	—	1	2	3
Transfers into Level 3 (b)	—	—	(13)	(13)	—	—	(6)	(6)
Transfers out of Level 3 (b)	—	—	3	3	—	—	—	—
Ending balance as of September 30, 2016	$17	$54	$(22)	$49	$17	$54	$(22)	$49
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2016	$—	$—	$(4)	$(4)	$—	$—	$(11)	$(11)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2017, contracts valued with prices provided by models and other valuation techniques make up 14% of the total derivative assets and 18% of the total derivative liabilities.
NRG's significant positions classified as Level 3 include physical and financial power executed in illiquid markets as well as financial transmission rights, or FTRs. The significant unobservable inputs used in developing fair value include illiquid power location pricing which is derived as a basis to liquid locations. The basis spread is based on observable market data when available or derived from historic prices and forward market prices from similar observable markets when not available. For FTRs, NRG uses the most recent auction prices to derive the fair value.

The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2017 and December 31, 2016:

	Significant Unobservable Inputs
	September 30, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$47	$101	Discounted Cash Flow	Forward Market Price (per MWh)	$10	$88	$24
FTRs	51	45	Discounted Cash Flow	Auction Prices (per MWh)	(31)	36	—
	$98	$146

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$39	$108	Discounted Cash Flow	Forward Market Price (per MWh)	$11	$104	$31
FTRs	51	50	Discounted Cash Flow	Auction Prices (per MWh)	(22)	17	—
	$90	$158
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2017 and December 31, 2016:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2017, the credit reserve resulted in a $1 million increase in fair value in operating revenue and cost of operations. As of December 31, 2016, the credit reserve resulted in a $10 million decrease in fair value in operating revenue and cost of operations.
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

Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2016 Form 10-K. As of September 30, 2017, the Company's counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $134 million with net exposure of $129 million. NRG held collateral (cash and letters of credit) against those positions of $14 million. Approximately 74% of the Company's exposure before collateral is expected to roll off by the end of 2018. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a) (b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	91%
Financial institutions	9
Total as of September 30, 2017	100%

Net Exposure (a) (b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	79%
Non-Investment grade/Non-Rated	21
Total as of September 30, 2017	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $50 million as of September 30, 2017. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
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

Long Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, Gulf Coast load obligations, and wind and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates its credit exposure for these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2017, aggregate credit risk exposure managed by NRG to these counterparties was approximately $4.3 billion, including $2.8 billion related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long-term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or treatment by regulatory agencies which NRG is unable to predict.

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
As of September 30, 2017, the Company believes its retail customer credit exposure was diversified across many customers and various industries, as well as government entities.
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

	As of September 30, 2017				As of December 31, 2016
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$31	$—	$—	—	$25	$—	$—	—
U.S. government and federal agency obligations	44	2	—	10	73	1	—	11
Federal agency mortgage-backed securities	74	1	1	24	62	1	1	25
Commercial mortgage-backed securities	11	—	—	23	17	—	1	26
Corporate debt securities	108	2	1	11	84	1	2	11
Equity securities	398	260	—	—	346	214	—	—
Foreign government fixed income securities	4	—	—	9	3	—	—	9
Total	$670	$265	$2		$610	$217	$4
The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Nine months ended September 30,
	2017	2016
	(In millions)
Realized gains	$8	$7
Realized losses	6	3
Proceeds from sale of securities	382	354

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2016 Form 10-K.
Energy-Related Commodities
As of September 30, 2017, NRG had energy-related derivative instruments extending through 2031. The Company marks these derivatives to market through the statement of operations.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of September 30, 2017, the Company had interest rate derivative instruments on recourse debt extending through 2021, which are not designated as cash flow hedges. The Company had interest rate swaps on non-recourse debt extending through 2041, most of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2017 and December 31, 2016. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		September 30, 2017	December 31, 2016
Category	Units	(In millions)
Emissions	Short Ton	(1)	—
Coal	Short Ton	15	35
Natural Gas	MMBtu	(62)	(53)
Oil	Barrel	—	1
Power	MWh	19	7
Capacity	MW/Day	(1)	(1)
Interest	Dollars	$3,806	$3,429
Equity	Shares	1	1
The decrease in the coal position was primarily the result of the settlement of hedge positions, and the increase in the power position was primarily the result of additional retail hedge positions.

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Derivatives designated as cash flow hedges:
Interest rate contracts current	$—	$—	$8	$28
Interest rate contracts long-term	10	12	15	41
Total derivatives designated as cash flow hedges	10	12	23	69
Derivatives not designated as cash flow hedges:
Interest rate contracts current	5	—	19	7
Interest rate contracts long-term	27	37	36	12
Commodity contracts current	470	1,067	495	1,057
Commodity contracts long-term	169	132	256	231
Total derivatives not designated as cash flow hedges	671	1,236	806	1,307
Total derivatives	$681	$1,248	$829	$1,376

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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of September 30, 2017	(In millions)
Commodity contracts:
Derivative assets	$639	$(546)	$(5)	$88
Derivative liabilities	(751)	546	83	(122)
Total commodity contracts	(112)	—	78	(34)
Interest rate contracts:
Derivative assets	42	(2)	—	40
Derivative liabilities	(78)	2	—	(76)
Total interest rate contracts	(36)	—	—	(36)
Total derivative instruments	$(148)	$—	$78	$(70)

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$1,199	$(1,021)	$(13)	$165
Derivative liabilities	(1,288)	1,021	13	(254)
Total commodity contracts	(89)	—	—	(89)
Interest rate contracts:
Derivative assets	49	(4)	—	45
Derivative liabilities	(88)	4	—	(84)
Total interest rate contracts	(39)	—	—	(39)
Total derivative instruments	$(128)	$—	$—	$(128)
Accumulated Other Comprehensive Loss
The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Interest Rate Contracts
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Accumulated OCI beginning balance	$(67)	$(165)	$(66)	$(101)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	4	2	10	12
Mark-to-market of cash flow hedge accounting contracts	4	32	(3)	(42)
Accumulated OCI ending balance, net of $15, and $28 tax	$(59)	$(131)	$(59)	$(131)
Losses expected to be realized from OCI during the next 12 months, net of $4 tax	$14		$14
Amounts reclassified from accumulated OCI into income and amounts recognized in income from the ineffective portion of cash flow hedges are recorded to interest expense for interest rate contracts. There was no ineffectiveness for the three and nine months ended September 30, 2017 and 2016.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(6)	$(30)	$19	$(75)
Reversal of acquired gain positions related to economic hedges	(2)	(7)	(1)	(11)
Net unrealized (losses)/gains on open positions related to economic hedges	(16)	(50)	(1)	27
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(24)	(87)	17	(59)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(5)	3	(24)	13
Net unrealized (losses)/gains on open positions related to trading activity	—	(8)	17	14
Total unrealized mark-to-market (losses)/gains for trading activity	(5)	(5)	(7)	27
Total unrealized (losses)/gains	$(29)	$(92)	$10	$(32)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Unrealized gains/(losses) included in operating revenues	$21	$57	$178	$(333)
Unrealized (losses)/gains included in cost of operations	(50)	(149)	(168)	301
Total impact to statement of operations — energy commodities	$(29)	$(92)	$10	$(32)
Total impact to statement of operations — interest rate contracts	$11	$9	$(8)	$(9)
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the nine months ended September 30, 2017, the $1 million unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward purchases of coal, natural gas, and ERCOT power due to decreases in coal, natural gas, and ERCOT electricity prices, which was largely offset by an increase in value of forward sales of PJM power and New York capacity due to decreases in PJM electricity and New York capacity prices.
For the nine months ended September 30, 2016, the $27 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases of natural gas due to increases in natural gas prices.

Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or requires the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of September 30, 2017, was $27 million. The collateral required for contracts with credit rating contingent features as of September 30, 2017, was $34 million. The Company is also a party to certain marginable agreements where NRG has a net liability position, but the counterparty has not called for the collateral due, which was approximately $17 million as of September 30, 2017.
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
Other Impairments — During the second quarter of 2017, the Company recorded impairment losses of approximately $22 million in connection with the Company's Renewables business. During the third quarter of 2017, the Company recorded an additional $14 million in impairment losses, in connection with the Company's Renewable business.
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
Other Impairments — During the second quarter of 2016, the Company recorded impairment losses for intangible assets of $8 million in connection with the Company's strategic change in its residential solar business as well as $10 million of deferred marketing expenses. In addition, the Company also recorded an impairment loss of $17 million to record certain previously purchased solar panels at fair market value. During the third quarter of 2016, the Company recorded an additional $9 million in impairment losses related to investments and $8 million in other impairments.
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

Note 8 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2016 Form 10-K. Long-term debt and capital leases consisted of the following:

(In millions, except rates)	September 30, 2017	December 31, 2016	September 30, 2017 interest rate % (a)

Recourse debt:
Senior notes, due 2018	$398	$398	7.625
Senior notes, due 2021	207	207	7.875
Senior notes, due 2022	992	992	6.250
Senior notes, due 2023	869	869	6.625
Senior notes, due 2024	733	733	6.250
Senior notes, due 2026	1,000	1,000	7.250
Senior notes, due 2027	1,250	1,250	6.625
Term loan facility, due 2023	1,876	1,891	L+2.25
Tax-exempt bonds	465	455	4.125 - 6.00
Subtotal NRG recourse debt	7,790	7,795
Non-recourse debt:
NRG Yield Operating LLC Senior Notes, due 2024	500	500	5.375
NRG Yield Operating LLC Senior Notes, due 2026	350	350	5.000
NRG Yield, Inc. Convertible Senior Notes, due 2019	345	345	3.500
NRG Yield, Inc. Convertible Senior Notes, due 2020	288	288	3.250
El Segundo Energy Center, due 2023	400	443	L+1.75 - L+2.375
Marsh Landing, due 2017 and 2023	334	370	L+1.750 - L+1.875
Alta Wind I - V lease financing arrangements, due 2034 and 2035	940	965	5.696 - 7.015
Walnut Creek, term loans due 2023	279	310	L+1.625
Utah Portfolio, due 2022	284	287	L+2.625
Tapestry, due 2021	165	172	L+1.625
CVSR, due 2037	746	771	2.339 - 3.775
CVSR HoldCo, due 2037	194	199	4.680
Alpine, due 2022	138	145	L+1.750
Energy Center Minneapolis, due 2017 and 2025	82	96	5.95 - 7.25
Energy Center Minneapolis, due 2031	125	125	3.55
Viento, due 2023	169	178	L+3.00
NRG Yield - other	562	540	various
Subtotal NRG Yield debt (non-recourse to NRG)	5,901	6,084
Ivanpah, due 2033 and 2038	1,097	1,113	2.285 - 4.256
Carlsbad Energy Project	407	—	4.120
Agua Caliente, due 2037	833	849	2.395 - 3.633
Agua Caliente Borrower 1, due 2038	89	—	5.430
Cedro Hill, due 2025	153	163	L+1.75
Midwest Generation, due 2019	173	231	4.390
NRG Other	689	468	various
Subtotal other NRG non-recourse debt	3,441	2,824
Subtotal all non-recourse debt	9,342	8,908
Subtotal long-term debt (including current maturities)	17,132	16,703
Capital leases	6	6	various
Subtotal long-term debt and capital leases (including current maturities)	17,138	16,709
Less current maturities	(1,247)	(516)
Less debt issuance costs	(198)	(188)
Discounts	(35)	(48)
Total long-term debt and capital leases	$15,658	$15,957
(a) As of September 30, 2017, L+ equals 3 month LIBOR plus x%, with the exception of the Utah Portfolio term loans.

Recourse Debt
2023 Term Loan Facility
On January 24, 2017, NRG repriced the 2023 Term Loan Facility, reducing the interest rate margin by 50 basis points to LIBOR plus 2.25%. The LIBOR floor remains 0.75%.
Revolving Credit Facility
On June 12, 2017, NRG repaid $125 million on the Revolving Credit Facility. As of September 30, 2017, no cash borrowings were outstanding on the revolver.
Senior Notes
2017 Senior Note Redemptions
On October 16, 2017, the Company redeemed $398 million of its 7.625% Senior Notes due 2018 and $206 million of its 7.875% Senior Notes due 2021 for $630 million, which included $14 million in accrued interest.
2016 Senior Note Repurchases
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
Non-recourse Debt
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC, entered into a senior secured revolving credit facility, which can be used for cash and for the issuance of letters of credit. At September 30, 2017, there was $68 million of letters of credit issued under the revolving credit facility and no borrowing outstanding on the revolver.
Project Financings
Agua Caliente Project Financing
On February 17, 2017, Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC, or Agua Caliente Holdco, the indirect owners of 51% of the Agua Caliente solar facility, issued $130 million of senior secured notes under the Agua Caliente Holdco Financing Agreement, or 2038 Agua Caliente Holdco Notes, that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Discontinued Operations, Dispositions and Acquisitions, on March 27, 2017, NRG Yield, Inc. acquired Agua Caliente Borrower 2 LLC from NRG. The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.

Carlsbad Project Financing
On May 26, 2017, Carlsbad Energy Holdings, LLC entered into a note payable agreement with financial institutions for the issuance of up to $407 million of senior secured notes that bear interest at a rate of 4.12%, and mature on October 31, 2038. As of September 30, 2017, all $407 million of these notes were outstanding.
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
GenConn Energy LLC — Through its consolidated subsidiary, NRG Yield Operating LLC, the Company owns a 50% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190 MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $102 million as of September 30, 2017.
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases and wind facilities eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies to the Company's 2016 Form 10-K. For one of the tax equity arrangements, the Company has a deficit restoration obligation equal to $100 million as of September 30, 2017, which would be required to be funded if the arrangement were to be dissolved.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Current assets	$74	$87
Net property, plant and equipment	1,466	1,534
Other long-term assets	1,026	954
Total assets	2,566	2,575
Current liabilities	69	59
Long-term debt	420	442
Other long-term liabilities	187	183
Total liabilities	676	684
Noncontrolling interests	578	529
Net assets less noncontrolling interests	$1,312	$1,362

Note 10 — Changes in Capital Structure
As of September 30, 2017 and December 31, 2016, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2016	417,583,825	(102,140,814)	315,443,011
Shares issued under LTIPs	634,738	—	634,738
Shares issued under ESPP	—	560,769	560,769
Balance as of September 30, 2017	418,218,563	(101,580,045)	316,638,518
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
Amended and Restated Employee Stock Purchase Plan
On April 27, 2017, NRG stockholders approved an increase of 3,000,000 shares available for issuance under the ESPP. As of September 30, 2017, there were 3,107,050 shares of treasury stock available for issuance under the ESPP.
Amended and Restated Long-term Incentive Plan
On April 27, 2017, NRG stockholders approved an increase of 3,000,000 shares available for issuance under the NRG Energy, Inc. Amended and Restated Long-term Incentive Plan.
NRG Common Stock Dividends
The following table lists the dividends paid during the nine months ended September 30, 2017:

	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Dividends per Common Share	$0.03	$0.03	$0.03
On October 18, 2017, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2017, to stockholders of record as of November 1, 2017, representing $0.12 per share on an annualized basis.
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

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic and diluted income/(loss) per share attributable to NRG Energy, Inc. common stockholders
Net income/(loss) attributable to NRG Energy, Inc.	$171	$402	$(619)	$213
Dividends for preferred shares	—	—	—	5
Gain on redemption of 2.822% redeemable perpetual preferred stock	—	—	—	(78)
Income/(loss) available for common stockholders	$171	$402	$(619)	$286
Weighted average number of common shares outstanding - basic	317	316	317	315
Income/(loss) per weighted average common share — basic	$0.54	$1.27	$(1.95)	$0.91
Diluted income/(loss) per share attributable to NRG Energy, Inc. common stockholders
Weighted average number of common shares outstanding - diluted	317	316	317	315
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	5	1	—	1
Total dilutive shares	322	317	317	316
Income/(loss) per weighted average common share — diluted	$0.53	$1.27	$(1.95)	$0.91
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted earnings/(loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(In millions of shares)	2017	2016	2017	2016
Equity compensation plans	1	2	6	3
Total	1	2	6	3

Note 12 — Segment Reporting
The Company's segment structure reflects how management currently makes financial decisions and allocates resources. The Company's businesses are segregated as follows: Generation, which includes generation, international and BETM; Retail, which includes Mass customers and Business Solutions, which includes C&I customers and other distributed and reliability products; Renewables, which includes solar and wind assets, excluding those in NRG Yield; NRG Yield; and corporate activities. The financial information for the three and nine months ended September 30, 2016 has been recast to reflect the current segment structure.
On September 1, 2016, NRG Yield acquired the remaining 51.05% interest in CVSR Holdco LLC, which indirectly owns the CVSR solar facility, from the Company. On March 27, 2017, NRG Yield acquired from NRG a 16% interest in the Agua Caliente solar project, and NRG's interests in seven utility-scale solar projects located in Utah. On August 1, 2017, NRG Yield acquired the remaining 25% interest in NRG Wind TE Holdco from the Company. All three acquisitions were treated as a transfer of entities under common control and accordingly, all historical periods have been recast to reflect the acquisition as if they had occurred at the beginning of the financial statement period.
On June 14, 2017, as described in Note 3, Discontinued Operations, Dispositions and Acquisitions, NRG deconsolidated GenOn for financial reporting purposes. The financial information for all historical periods have been recast to reflect the deconsolidation of GenOn and to present discontinued operations within the corporate segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and capital for allocation, as well as net income/(loss).

	Generation(a)		Retail (a)	Renewables(a)	NRG Yield	Corporate(a)	Eliminations	Total
Three months ended September 30, 2017	(In millions)
Operating revenues(a)	$1,224		$1,937	$144	$265	$2	$(523)	$3,049
Depreciation and amortization	96		29	51	88	8	—	272
Impairment losses	1		—	13	—	—	—	14
Equity in (losses)/earnings of unconsolidated affiliates	12		—	(3)	28	—	(10)	27
Loss on debt extinguishment, net	—		—	—	—	(1)	—	(1)
Income/(loss) from continuing operations before income taxes	258		69	(7)	49	(161)	(12)	196
Income/(loss) from continuing operations	258		69	(4)	41	(162)	(12)	190
Loss from discontinued operations, net of tax	—		—	—	—	(27)	—	(27)
Net Income/(loss)	258		69	(4)	41	(189)	(12)	163
Net Income/(loss) attributable to NRG Energy, Inc.	$258	—	$69	$9	$35	$(220)	$20	$171
Total assets as of September 30, 2017	$8,585		$2,445	$5,357	$8,442	$11,090	$(10,449)	$25,470

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$491	$(8)	$19	$—	$21	$—	$523

	Generation(a)	Retail(a)	Renewables(a)	NRG Yield	Corporate(a)	Eliminations	Total
Three months ended September 30, 2016	(In millions)
Operating revenues(a)	$1,536	$2,012	$139	$272	$24	$(562)	$3,421
Depreciation and amortization	134	26	48	75	15	—	298
Impairment losses	9	—	—	—	—	—	9
Equity in earnings/(losses) of unconsolidated affiliates	6	—	(10)	16	5	(1)	16
Gain on sale of assets		—	—	—	4	—	4
Loss on debt extinguishment, net	—	—	—	—	(50)	—	(50)
Income/(loss) from continuing operations before income taxes	370	(78)	(1)	63	(202)	4	156
Income/(loss) from continuing operations	372	(78)	2	50	(222)	4	128
Income from discontinued operations, net of tax	—	—	—	—	265	—	265
Net Income/(Loss)	372	(78)	2	50	43	4	393
Net Income/(Loss) attributable to NRG Energy, Inc.	$372	$(78)	$(9)	$55	$19	$43	$402

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$506	$(2)	$8	$—	$50	$52	$—	$562

	Generation(a)	Retail (a)	Renewables(a)	NRG Yield	Corporate(a)	Eliminations	Total
Nine months ended September 30, 2017	(In millions)
Operating revenues(a)	$3,072	$4,875	$364	$767	$13	$(959)	$8,132
Depreciation and amortization	287	87	150	241	24	—	789
Impairment losses	42	—	35	—	—	—	77
Equity in (losses)/earnings of unconsolidated affiliates	(16)	—	(6)	63	7	(19)	29
Gain on sale of assets	4	—	—	—	—	—	4
Loss on debt extinguishment, net	—	—	(3)	—	—	—	(3)
Income/(loss) from continuing operations before income taxes	202	371	(97)	100	(430)	(21)	125
Income/(loss) from continuing operations	200	380	(84)	85	(440)	(21)	120
Loss from discontinued operations, net of tax	—	—	—	—	(802)	—	(802)
Net Income/(Loss)	200	380	(84)	85	(1,242)	(21)	(682)
Net Income/(Loss) attributable to NRG Energy, Inc.	$200	$380	$(18)	$87	$(1,306)	$38	$(619)

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$897	$3	$23	$—	$36	$—	$959

	Generation(a)	Retail(a)	Renewables(a)	NRG Yield(a)	Corporate(a)	Eliminations	Total
Nine months ended September 30, 2016	(In millions)
Operating revenues(a)	$3,173	$4,918	$336	$789	$54	$(942)	$8,328
Depreciation and amortization	331	83	143	224	45	—	826
Impairment losses	26	—	27	—	12	—	65
Equity in earnings/(losses) of unconsolidated affiliates	1	—	(16)	34	11	(17)	13
Loss on sale of assets	—	—	—	—	(79)	—	(79)
Impairment loss on investment	(142)	—	1	—	(6)	—	(147)
Loss on debt extinguishment, net	—	—	—	—	(119)	—	(119)
(Loss)/income from continuing operations before income taxes	(51)	735	(121)	141	(706)	(15)	(17)
(Loss)/income from continuing operations	(49)	734	(107)	116	(771)	(15)	(92)
Income from discontinued operations, net of tax	—	—	—	—	256	—	256
Net (Loss)/Income	(49)	734	(107)	116	(515)	(15)	164
Net (Loss)/Income attributable to NRG Energy, Inc.	$(49)	$734	$(103)	$113	$(547)	$65	$213

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$836	$3	$16	$6	$81	$—	$942

Note 13 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions except otherwise noted)	2017	2016	2017	2016
Income/(Loss) before income taxes	$196	$156	$125	$(17)
Income tax expense from continuing operations	6	28	5	75
Effective tax rate	3.1%	17.9%	4.0%	(441.2)%
For the three months and nine months ended September 30, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs and ITCs from various wind and solar facilities, respectively, partially offset by the inclusion of consolidated partnerships and current state tax expense.
For the three months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax benefit for the change in valuation allowance, partially offset by amortization of indefinite lived assets, inclusion of consolidated partnerships and state tax expense.
For the nine months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the amortization of indefinite lived assets, the inclusion of consolidated partnerships, state tax expense and the expense for the change in valuation allowance.
Uncertain Tax Benefits
As of September 30, 2017, NRG has recorded a non-current tax liability of $40 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. For the nine months ended September 30, 2017, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of September 30, 2017, NRG had cumulative interest and penalties related to these uncertain tax benefits of $4 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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

Note 14 — Related Party Transactions
Services Agreement with GenOn
The Company provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with GenOn, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged was determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement were approximately $193 million and management has concluded that this method of charging overhead costs is reasonable. As described in Note 3, Discontinued Operations, Dispositions and Acquisitions, in connection with the Restructuring Support Agreement, NRG agreed to provide shared services to GenOn under the Services Agreement for an adjusted annualized fee of $84 million through the pendency of the Chapter 11 Cases. Beginning on June 14, 2017, NRG records operating income for the amounts earned for shared services of approximately $5 million per month. Subsequent to the GenOn Entities' emergence from bankruptcy, NRG will provide shared services for two months at no charge; after which GenOn has an additional two, one-month options to provide services at an annualized fee of $84 million. NRG charges these fees on a monthly basis, less amounts incurred directly by GenOn. For the three and nine months ended September 30, 2017, NRG recorded other income - affiliate related to these services of $14 million and $104 million, respectively. For the three and nine months ended September 30, 2016, NRG recorded other income - affiliate related to these services of $48 million and $144 million, respectively.
In addition, as described in Note 3, Discontinued Operations, Dispositions and Acquisitions, under the Restructuring Support Agreement, NRG has agreed to provide GenOn with a $28 million credit against amounts owed to NRG prior to the Petition Date under the current Services Agreement. The credit was intended to reimburse GenOn for its payment of financing costs. In addition, the Restructuring Support Agreement provides that to the extent GenOn has paid for services during the bankruptcy proceedings and the aforementioned credit has not been applied in full, NRG shall, upon request by GenOn, reimburse such payments in cash up to the amount of any unused portion of the credit.
See Note 1, Basis of Presentation, for further discussion regarding the October 30, 2017 proposed changes to the Restructuring Support Agreement and Services Agreement, based on which NRG recorded a reserve of $15 million against affiliate receivable balances as of September 30, 2017.
Credit Agreement with GenOn
NRG and GenOn are party to a secured intercompany revolving credit agreement.  The intercompany revolving credit agreement provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At September 30, 2017 and December 31, 2016, $103 million and $272 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Additionally, as of September 30, 2017, there were $125 million of loans outstanding under the intercompany secured revolving credit facility. As of December 31, 2016, no loans were outstanding under this intercompany secured revolving credit facility. In addition, the intercompany secured revolving credit facility contains customary covenants and events of default. As of September 30, 2017, GenOn was in default under the secured intercompany revolving credit agreement due to the filing of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn. In addition, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the intercompany secured revolving credit facility. The letter of credit facility provided availability of up to $330 million less amounts borrowed and letters of credit provided are required to be cash collateralized at 103% of the letter of credit amount. On July 27, 2017, this letter of credit facility was terminated as GenOn has obtained a separate letter of credit facility with a third party financial institution. Effective with completion of the reorganization, GenOn must repay NRG for all revolving loans outstanding, with such amount to be netted against the settlement payment owed from NRG to GenOn. Accordingly, the affiliate receivable is recorded net within accrued expenses and other current liabilities - affiliate on the consolidated balance sheet as of September 30, 2017. Interest continues to accrue during the pendency of the Chapter 11 Cases and borrowings remain secured obligations.

Commercial Operations Agreement
NRG Power Marketing LLC has entered into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of September 30, 2017, derivative assets and liabilities associated with these transactions are recorded within NRG's derivative instruments balances on the consolidated balance sheet, with related revenues and costs within operating revenues and cost of operations, respectively.

Note 15 — Commitments and Contingencies
This footnote should be read in conjunction with the complete description under Note 22, Commitments and Contingencies, to the Company's 2016 Form 10-K.
Commitments
First Lien Structure — NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the EME (including Midwest Generation) acquisitions, assets held by NRG Yield, Inc. and NRG's assets that have project-level financing, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of September 30, 2017, hedges under the first liens were out-of-the-money for NRG on a counterparty aggregate basis.
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
Energy Plus Holdings — On August 7, 2012, Energy Plus Holdings received a subpoena from the NYAG which generally sought information and business records related to Energy Plus Holdings' sales, marketing and business practices. Energy Plus Holdings provided documents and information to the NYAG. On June 22, 2015, the NYAG issued another subpoena seeking additional information. Energy Plus Holdings provided responsive documents to this second subpoena. On August 28, 2017, the parties entered into an Assurance of Discontinuance resolving this matter.

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
Telephone Consumer Protection Act Purported Class Actions — Three purported class action lawsuits have been filed against NRG Residential Solar Solutions, LLC — one in California and two in New Jersey.  The plaintiffs generally allege misrepresentation by the call agents and violations of the TCPA, claiming that the defendants engaged in a telemarketing campaign placing unsolicited calls to individuals on the “Do Not Call List.” The plaintiffs seek statutory damages of up to $1,500 per plaintiff, actual damages and equitable relief. On June 22, 2017, plaintiffs in the California case filed a motion for leave to file a second amended complaint to substitute new plaintiffs. Defendants’ filed an opposition to this motion on June 26, 2017. The court granted plaintiffs' motion to substitute new plaintiffs and on August 1, 2017, Defendants filed an answer to the second amended complaint. On August 31, 2017, the court in the California case agreed that the litigation should be stayed pending the New Jersey settlement. On July 12, 2017, the parties in the New Jersey action reached an agreement in principle to resolve the class allegations which was confirmed by a term sheet signed by the parties on July 28, 2017. On September 27, 2017, plaintiffs in the New Jersey case filed their motion for preliminary approval of the class settlement.

California Department of Water Resources and San Diego Gas & Electric Company v. Sunrise Power Company LLC — On January 29, 2016, CDWR and SDG&E filed a lawsuit against Sunrise Power Company, along with NRG and Chevron Power Corporation.  In June 2001, CDWR and Sunrise entered into a 10-year PPA under which Sunrise would construct and operate a generating facility and provide power to CDWR.  At the time the PPA was entered into, Sunrise had a transportation services agreement, or TSA, to purchase natural gas from Kern River through April 30, 2018.  In August 2003, CDWR entered into an agreement with Sunrise and Kern River in which CDWR accepted assignment of the TSA through the term of the PPA.  After the PPA expired, Kern River demanded that any reassignment be to a party which met certain creditworthiness standards which Sunrise did not.  As such, the plaintiffs brought this lawsuit against the defendants alleging breach of contract, breach of covenant of good faith and fair dealing and improper distributions.  Plaintiffs generally claim damages of $1.2 million per month for the remaining 70 months of the TSA. On April 20, 2016, the defendants filed demurrers in response to the plaintiffs' complaint. The demurrers were granted on June 14, 2016; however, the plaintiffs were allowed to file amended complaints on July 1, 2016. On July 27, 2016, defendants filed demurrers to the amended complaints. On November 18, 2016, the court sustained the demurrers and allowed plaintiffs another opportunity to file a second amended lawsuit which they did on January 13, 2017. On April 21, 2017, the court issued an order sustaining the demurrers without leave to amend. On July 14, 2017, CDWR filed a notice of appeal.

Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The Defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. On October 26, 2017, the court approved the parties' stipulation which provides the plaintiffs' opposition is due on December 6, 2017 and defendants' reply is due on February 8, 2018.

Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. The defendants' reply was filed on March 24, 2017. The court heard oral argument on defendants' motion to dismiss on June 20, 2017. On September 7, 2017, the court requested additional briefing which the parties provided on September 21, 2017.

Griffoul v. NRG Residential Solar Solutions — On February 28, 2017, plaintiffs, consisting of New Jersey residential solar customers, filed a purported class action lawsuit in New Jersey state court.  Plaintiffs allege violations of the New Jersey Consumer Fraud Action and Truth-in-Consumer Contracts, Warranty and Notice Act with regard to certain provisions of their residential solar contracts.  The plaintiffs seek damages and injunctive relief as to the proper allocation of the solar renewable energy credits. On June 6, 2017, the defendants filed a motion to compel arbitration or dismiss the lawsuit. Plaintiffs filed their opposition on June 29, 2017. On July 14, 2017, the court denied NRG's motion to compel arbitration or dismiss the case. On July 25, 2017, NRG filed a motion for reconsideration of the appeal, which the court denied. On August 22, 2017, NRG filed a notice of appeal. NRG’s appellate brief was filed on October 25, 2017. Plaintiffs’ opposition is due on November 16, 2017.
Rice v. NRG — On April 14, 2017, plaintiffs filed a purported class action lawsuit in the U.S. District Court for the Western District of Pennsylvania against NRG, First Energy Corporation and Matt Canastrale Contracting, Inc.  Plaintiffs generally claim personal injury, trespass, nuisance and property damage related to the disposal of coal ash from GenOn's Elrama Power Plant and First Energy’s Mitchell and Hatfield Power Plants. Plaintiffs generally seek monetary damages, medical monitoring and remediation of their property. Plaintiffs filed an amended complaint on August 14, 2017. On October 20, 2017, NRG filed its answer and affirmative defenses.

Washington-St. Tammany and Claiborne Electric Cooperative v. LaGen — On June 28, 2017, plaintiffs Washington-St. Tammany Electric Cooperative, Inc. and Claiborne Electric Cooperative, Inc. filed a lawsuit against Louisiana Generating, L.L.C., or LaGen, in the United States District Court for the Middle District of Louisiana. The plaintiffs claim breach of contract against LaGen for allegedly improperly charging the plaintiffs for costs related to the installation and maintenance of certain pollution control technology. Plaintiffs seek damages for the alleged improper charges and a declaration as to which charges are proper under the contract. On September 14, 2017, the court issued a scheduling order setting this case for trial on October 21, 2019. LaGen filed a motion for a more definite statement on September 18, 2017.

GenOn Chapter 11 Cases — On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under the Restructuring Support Agreement to which the GenOn Entities, NRG and certain of GenOn's and GenOn Americas Generation's senior unsecured noteholders are parties, each of them has agreed to support Bankruptcy Court approval of the plan of reorganization. GenOn has a customary "fiduciary out" under the Restructuring Support Agreement. Moreover, the Bankruptcy Court may not approve the plan of reorganization. If the plan of reorganization is not approved, NRG may not be entitled to the benefits of the Settlement Agreement provided under the Restructuring Support Agreement and it will remain subject to any claims of GenOn and the noteholders, including claims relating to or arising out of any shared services and any other relationships or transactions between the companies. See Note 3, Discontinued Operations, Dispositions and Acquisitions, for additional information related to the Chapter 11 Cases.
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

Morgantown v. GenOn Mid-Atlantic — On June 8, 2017, Morgantown and Dickerson Owner Lessors filed a lawsuit against GenOn Mid-Atlantic, LLC, NRG North America LLC, GenOn Americas Generation, LLC, NRG Americas, Inc., GenOn Energy Holdings, Inc., GenOn Energy, Inc., and NRG Energy, Inc. in New York State Supreme Court. The plaintiffs allege that they were overcharged by defendants for certain services outlined in a Services Agreement and that defendants caused a Qualified Credit Support portion of a Participation Agreement, or QCS Agreement, to be violated by causing the transfer of certain money outside the allowable confines set forth in the QCS Agreement. In addition, plaintiffs claim that the transfers were unfairly executed and done so in an effort to defraud plaintiffs and hinder their ability to continue to do business. As such, plaintiffs seek, among other things, the return of certain transferred funds and service charges paid and to bar defendants from executing additional transfers on plaintiffs’ behalf. A claims estimation ruling on this matter by the Bankruptcy Court could occur as early as November 7, 2017.

BTEC v. NRG Texas Power — On July 18, 2017, BTEC New Albany LLC, or BTEC, filed a lawsuit against NRG Texas Power LLC, or NRG Texas Power, in the Harris County District Court in Texas.  On January 15, 2013, the parties entered into a Membership  Interest and Purchase Agreement, or MIPA, whereby BTEC agreed to dismantle, transport and rebuild an electric power generation facility at the former P.H. Robinson Electric Generating Station in Bacliff, Texas.  The MIPA required BTEC to meet a Guaranteed Commercial Completion Date of May 31, 2016.  But even a year later, BTEC had not satisfied all of the contractually-required acceptance criteria.  As a result and given that the MIPA expiration date passed on May 31, 2017, NRG elected to terminate the contract in June 2017. BTEC claims that NRG Texas Power breached the MIPA by improperly terminating it, and seeks a declaratory judgment as to the rights and obligations of the parties.  In addition, BTEC seeks damages, interest and attorney’s fees. On August 14, 2017, NRG Texas Power served its answer to the lawsuit. On September 7, 2017, NRG Texas Power filed a counterclaim seeking damages in excess of $48 million.

GenOn Related Contingencies

Actions Pursued by MC Asset Recovery — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017. On January 17, 2018, the bankruptcy court will hear a Motion for a Final Decree in the Mirant bankruptcy.
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
National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to nuclear plants in Illinois that would otherwise retire. Pursuant to the legislation, the Illinois Power Agency, or IPA, conducts a competitive solicitation to procure ZECs, although both the Governor of Illinois and Exelon have already announced that the ZECs will be awarded to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, NRG, along with other companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. Another plaintiff group filed a similar complaint on the same day. Subsequently, on March 31, 2017, NRG, along with other companies, filed a motion for preliminary injunction. On April 10, 2017, Exelon, as an intervenor defendant, and State defendants filed motions to dismiss. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On July 18, 2017, the Court of Appeals issued an order setting an expedited briefing schedule for the matter. Briefing is underway.

Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, NRG, along with other companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On March 29, 2017, the U.S. District Court heard oral arguments on a motion to dismiss filed by defendants. On July 25, 2017, the defendants' motions to dismiss were granted. On August 24, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. On September 9, 2017, the Court of Appeals issued a briefing schedule. Briefing is underway.

Department of Energy's Proposed Grid Resiliency Pricing Rule — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, NRG filed comments encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets.

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
Effluent Limitations Guidelines — In November 2015, the EPA revised the Effluent Limitations Guidelines for Steam Electric Generating Facilities, which would have imposed more stringent requirements (as individual permits were renewed) for wastewater streams from flue gas desulfurization, or FGD, fly ash, bottom ash, and flue gas mercury control.  In April 2017, the EPA granted two petitions to reconsider the rule and also administratively stayed some of the deadlines. On September 18, 2017, the EPA promulgated a final rule that (i) postpones the compliance dates to preserve the status quo for FGD wastewater and bottom ash transport water by two years to November 2020 until the EPA completes its next rulemaking and (ii) withdrew the April 2017 administrative stay. The legal challenges have been suspended while the EPA reconsiders and likely modifies the rule. Accordingly, the Company has largely eliminated its estimate of the environmental capital expenditures that would have been required to comply with permits incorporating the revised guidelines. The Company will revisit these estimates after the rule is revised.

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On September 13, 2017, the EPA granted the petition for reconsideration that the Utility Solid Waste Activities Group filed in May 2017. The Company has evaluated the impact of the new rule on the Company's consolidated financial position, results of operations, or cash flows and has accrued its environmental and asset retirement obligations under the rule based on current estimates as of September 30, 2017.
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

Note 18 — Condensed Consolidating Financial Information
As of September 30, 2017, the Company had outstanding $5.4 billion of Senior Notes due from 2018 to 2027, as shown in Note 8, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, and NRG Yield, Inc. and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2017:

Ace Energy, Inc.	New Genco GP, LLC	NRG Norwalk Harbor Operations Inc.
Allied Home Warranty GP LLC	Norwalk Power LLC	NRG Operating Services, Inc.
Allied Warranty LLC	NRG Advisory Services LLC	NRG Oswego Harbor Power Operations Inc.
Arthur Kill Power LLC	NRG Affiliate Services Inc.	NRG PacGen Inc.
Astoria Gas Turbine Power LLC	NRG Arthur Kill Operations Inc.	NRG Portable Power LLC
Bayou Cove Peaking Power, LLC	NRG Astoria Gas Turbine Operations Inc.	NRG Power Marketing LLC
BidURenergy, Inc.	NRG Bayou Cove LLC	NRG Reliability Solutions LLC
Cabrillo Power I LLC	NRG Business Services LLC	NRG Renter's Protection LLC
Cabrillo Power II LLC	NRG Cabrillo Power Operations Inc.	NRG Retail LLC
Carbon Management Solutions LLC	NRG California Peaker Operations LLC	NRG Retail Northeast LLC
Cirro Group, Inc.	NRG Cedar Bayou Development Company, LLC	NRG Rockford Acquisition LLC
Cirro Energy Services, Inc.	NRG Connected Home LLC	NRG Saguaro Operations Inc.
Conemaugh Power LLC	NRG Connecticut Affiliate Services Inc.	NRG Security LLC
Connecticut Jet Power LLC	NRG Construction LLC	NRG Services Corporation
Cottonwood Development LLC	NRG Curtailment Solutions, Inc	NRG SimplySmart Solutions LLC
Cottonwood Energy Company LP	NRG Development Company Inc.	NRG South Central Affiliate Services Inc.
Cottonwood Generating Partners I LLC	NRG Devon Operations Inc.	NRG South Central Generating LLC
Cottonwood Generating Partners II LLC	NRG Dispatch Services LLC	NRG South Central Operations Inc.
Cottonwood Generating Partners III LLC	NRG Distributed Energy Resources Holdings LLC	NRG South Texas LP
Cottonwood Technology Partners LP	NRG Distributed Generation PR LLC	NRG SPV #1 LLC
Devon Power LLC	NRG Dunkirk Operations Inc.	NRG Texas C&I Supply LLC
Dunkirk Power LLC	NRG El Segundo Operations Inc.	NRG Texas Gregory LLC
Eastern Sierra Energy Company LLC	NRG Energy Efficiency-L LLC	NRG Texas Holding Inc.
El Segundo Power, LLC	NRG Energy Labor Services LLC	NRG Texas LLC
El Segundo Power II LLC	NRG ECOKAP Holdings LLC	NRG Texas Power LLC
Energy Alternatives Wholesale, LLC	NRG Energy Services Group LLC	NRG Warranty Services LLC
Energy Choice Solutions LLC	NRG Energy Services International Inc.	NRG West Coast LLC
Energy Plus Holdings LLC	NRG Energy Services LLC	NRG Western Affiliate Services Inc.
Energy Plus Natural Gas LLC	NRG Generation Holdings, Inc.	O'Brien Cogeneration, Inc. II
Energy Protection Insurance Company	NRG Greenco LLC	ONSITE Energy, Inc.
Everything Energy LLC	NRG Home & Business Solutions LLC	Oswego Harbor Power LLC
Forward Home Security, LLC	NRG Home Services LLC	Reliant Energy Northeast LLC
GCP Funding Company, LLC	NRG Home Solutions LLC	Reliant Energy Power Supply, LLC
Green Mountain Energy Company	NRG Home Solutions Product LLC	Reliant Energy Retail Holdings, LLC
Gregory Partners, LLC	NRG Homer City Services LLC	Reliant Energy Retail Services, LLC
Gregory Power Partners LLC	NRG Huntley Operations Inc.	RERH Holdings, LLC
Huntley Power LLC	NRG HQ DG LLC	Saguaro Power LLC
Independence Energy Alliance LLC	NRG Identity Protect LLC	Somerset Operations Inc.
Independence Energy Group LLC	NRG Ilion Limited Partnership	Somerset Power LLC
Independence Energy Natural Gas LLC	NRG Ilion LP LLC	Texas Genco GP, LLC
Indian River Operations Inc.	NRG International LLC	Texas Genco Holdings, Inc.
Indian River Power LLC	NRG Maintenance Services LLC	Texas Genco LP, LLC
Keystone Power LLC	NRG Mextrans Inc.	Texas Genco Services, LP
Langford Wind Power, LLC	NRG MidAtlantic Affiliate Services Inc.	US Retailers LLC
Louisiana Generating LLC	NRG Middletown Operations Inc.	Vienna Operations Inc.
Meriden Gas Turbines LLC	NRG Montville Operations Inc.	Vienna Power LLC
Middletown Power LLC	NRG New Roads Holdings LLC	WCP (Generation) Holdings LLC
Montville Power LLC	NRG North Central Operations Inc.	West Coast Power LLC
NEO Corporation	NRG Northeast Affiliate Services Inc.

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,160	$1,021	$—	$(132)	$3,049
Operating Costs and Expenses
Cost of operations	1,588	682	15	(129)	2,156
Depreciation and amortization	104	160	8	—	272
Impairment losses	—	14	—	—	14
Selling, general and administrative	97	29	88	(1)	213
Reorganization	—	—	18	—	18
Development activity expenses	—	9	5		14
Total operating costs and expenses	1,789	894	134	(130)	2,687
Other income - affiliate	—	—	14	—	14
Operating Income/(Loss)	371	127	(120)	(2)	376
Other Income/(Expense)
Equity in losses of consolidated subsidiaries	(41)	(9)	(134)	184	—
Equity in (losses)/earnings of unconsolidated affiliates	—	(606)	666	(33)	27
Other income	7	3	5	—	15
Loss on debt extinguishment	—	(1)	—	—	(1)
Interest expense	(4)	(103)	(114)	—	(221)
Total other (expense)/income	(38)	(716)	423	151	(180)
Income/(Loss) from Continuing Operations Before Income Taxes	333	(589)	303	149	196
Income tax expense/(benefit)	113	(209)	102	—	6
Income/(Loss) from Continuing Operations	220	(380)	201	149	190
Loss from Discontinued Operations, net of income tax	—	(27)	—	—	(27)
Net Income/(Loss)	220	(407)	201	149	163
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	—	(3)	30	(35)	(8)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$220	$(404)	$171	$184	$171

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$5,517	$2,872	$—	$(257)	$8,132
Operating Costs and Expenses
Cost of operations	4,156	1,904	46	(254)	5,852
Depreciation and amortization	307	458	24	—	789
Impairment losses	42	35	—	—	77
Selling, general and administrative	281	115	304	(3)	697
Reorganization	—	—	18	—	18
Development activity expenses	—	34	15	—	49
Total operating costs and expenses	4,786	2,546	407	(257)	7,482
Other income - affiliate	—	—	104	—	104
Gain on sale of assets	4	—	—	—	4
Operating Income/(Loss)	735	326	(303)	—	758
Other Income/(Expense)
Equity in losses of consolidated subsidiaries	(61)	(66)	(182)	309	—
Equity in earnings/(losses) of unconsolidated affiliates	—	101	(3)	(69)	29
Other income	8	15	10	—	33
Loss on debt extinguishment	—	(3)	—	—	(3)
Interest expense	(11)	(328)	(353)	—	(692)
Total other expense	(64)	(281)	(528)	240	(633)
Income/(Loss) from Continuing Operations Before Income Taxes	671	45	(831)	240	125
Income tax expense/(benefit)	244	28	(267)	—	5
Income/(Loss) from Continuing Operations	427	17	(564)	240	120
Loss from Discontinued Operations, net of income tax	—	(802)	—	—	(802)
Net Income/(Loss)	427	(785)	(564)	240	(682)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	—	(49)	55	(69)	(63)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$427	$(736)	$(619)	$309	$(619)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$220	$(407)	$201	$149	$163
Other Comprehensive Income/(Loss), net of tax
Unrealized gain on derivatives, net	—	7	7	(7)	7
Foreign currency translation adjustments, net	2	2	2	(4)	2
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(2)	1	(1)
Other comprehensive income	2	9	8	(10)	9
Comprehensive Income/(Loss)	222	(398)	209	139	172
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	30	(35)	(5)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	$222	$(398)	$179	$174	$177

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the nine months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$427	$(785)	$(564)	$240	$(682)
Other Comprehensive Income/(Loss), net of tax
Unrealized gain on derivatives, net	—	6	7	(7)	6
Foreign currency translation adjustments, net	7	7	9	(13)	10
Available-for-sale securities, net	—	—	2	—	2
Defined benefit plans, net	—	29	25	(28)	26
Other comprehensive income	7	42	43	(48)	44
Comprehensive Income/(Loss)	434	(743)	(521)	192	(638)
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(47)	55	(69)	(61)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	$434	$(696)	$(576)	$261	$(577)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$(20)	$350	$893	$—	$1,223
Funds deposited by counterparties	29	2	—	—	31
Restricted cash	14	523	—	—	537
Accounts receivable - trade, net	876	395	3	—	1,274
Accounts receivable - affiliate	222	191	(22)	(337)	54
Inventory	406	224	—	—	630
Derivative instruments	438	106	5	(74)	475
Cash collateral posted in support of energy risk management activities	190	13	—	—	203
Prepayments and other current assets	108	147	45	—	300
Current assets - held for sale	—	33	—	—	33
Total current assets	2,263	1,984	924	(411)	4,760
Net property, plant and equipment	3,980	11,142	236	(26)	15,332
Other Assets
Investment in subsidiaries	1,098	1,004	9,409	(11,511)	—
Equity investments in affiliates	—	1,135	3	—	1,138
Notes receivable, less current portion	—	5	—	—	5
Goodwill	359	303	—	—	662
Intangible assets, net	520	1,321	—	(3)	1,838
Nuclear decommissioning trust fund	670	—	—	—	670
Derivative instruments	187	38	27	(46)	206
Deferred income tax	(5)	(148)	358	—	205
Non-current assets held-for-sale	—	10	—	—	10
Other non-current assets	63	520	61	—	644
Total other assets	2,892	4,188	9,858	(11,560)	5,378
Total Assets	$9,135	$17,314	$11,018	$(11,997)	$25,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$623	$624	$—	$1,247
Accounts payable	599	285	31	—	915
Accounts payable — affiliate	528	(340)	146	(338)	(4)
Derivative instruments	418	178	—	(74)	522
Cash collateral received in support of energy risk management activities	29	2	—	—	31
Accrued expenses and other current liabilities	301	57	472	—	830
Accrued expenses and other current liabilities-affiliate	—	164	—	—	164
Total current liabilities	1,875	969	1,273	(412)	3,705
Other Liabilities
Long-term debt and capital leases	244	8,644	6,770	—	15,658
Nuclear decommissioning reserve	265	—	—	—	265
Nuclear decommissioning trust liability	397	—	—	—	397
Deferred income taxes	428	—	(407)	—	21
Derivative instruments	194	159	—	(46)	307
Out-of-market contracts, net	69	144	—	—	213
Non-current liabilities held-for-sale	—	13	—	—	13
Other non-current liabilities	377	315	424	—	1,116
Total non-current liabilities	1,974	9,275	6,787	(46)	17,990
Total liabilities	3,849	10,244	8,060	(458)	21,695
Redeemable noncontrolling interest in subsidiaries	—	85	—	—	85
Stockholders’ Equity	5,286	6,985	2,958	(11,539)	3,690
Total Liabilities and Stockholders’ Equity	$9,135	$17,314	$11,018	$(11,997)	$25,470

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2017 (Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$427	$(785)	$(564)	$240	$(682)
Loss from discontinued operations	—	(802)	—	—	(802)
Net income/(loss) from continuing operations	427	17	(564)	240	120
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Distributions from unconsolidated affiliates	—	60	—	(7)	53
Equity in losses/(earnings) of unconsolidated affiliates	—	(101)	3	69	(29)
Depreciation and amortization	307	458	24	—	789
Provision for bad debts	40	2	15	—	57
Amortization of nuclear fuel	37	—	—	—	37
Amortization of financing costs and debt discount/premiums	—	31	13	—	44
Adjustment for debt extinguishment	—	3	—	—	3
Amortization of intangibles and out-of-market contracts	20	59	—	—	79
Amortization of unearned equity compensation	—	—	27	—	27
Impairment losses	42	35	—	—	77
Changes in deferred income taxes and liability for uncertain tax benefits	244	28	(246)	—	26
Changes in nuclear decommissioning trust liability	20	—	—	—	20
Changes in derivative instruments	(11)	32	12	(8)	25
Changes in collateral deposits supporting energy risk management activities	(126)	23	—	—	(103)
Proceeds from sale of emission allowances	21	—	—	—	21
Gain on sale of assets	(22)	—	—	—	(22)
Cash (used)/provided by changes in other working capital	(958)	(523)	1,395	(294)	(380)
Cash provided by continuing operations	41	124	679	—	844
Cash used by discontinued operations	—	(38)	—	—	(38)
Net Cash Provided by Operating Activities	41	86	679	—	806
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	69	(69)	—
Acquisition of Drop Down Assets, net of cash acquired	—	(176)	—	176	—
Intercompany dividends	—	—	129	(129)	—
Acquisition of business, net of cash acquired	—	(36)	—	—	(36)
Capital expenditures	(135)	(606)	(19)	—	(760)
Decrease in notes receivable	—	11	—	—	11
Purchases of emission allowances	(47)	—	—	—	(47)
Proceeds from sale of emission allowances	105	—	—	—	105
Investments in nuclear decommissioning trust fund securities	(402)	—	—	—	(402)
Proceeds from sales of nuclear decommissioning trust fund securities	382	—	—	—	382
Proceeds from renewable energy grants and state rebates	8	—	—	—	8
Proceeds from sale of assets, net of cash disposed of	36	—	—	—	36
Investments in unconsolidated affiliates	—	(31)	—	—	(31)
Other	22	—	—	—	22
Cash (used)/provided by continuing operations	(31)	(838)	179	(22)	(712)
Cash used by discontinued operations	—	(53)	—	—	(53)
Net Cash (Used)/Provided by Investing Activities	(31)	(891)	179	(22)	(765)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(69)	—	69	—
Payments from/(for) intercompany loans	9	417	(426)	—	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	176	(176)	—
Intercompany dividends	—	(129)	—	129	—
Payment of dividends to common and preferred stockholders	—	—	(28)	—	(28)
Net receipts from settlement of acquired derivatives that include financing elements	—	2	—	—	2
Proceeds from issuance of long-term debt	—	920	214	—	1,134
Payments for short and long-term debt	—	(493)	(219)	—	(712)
Receivable from affiliate	—	(125)	—	—	(125)
Contributions from, net of distributions to, noncontrolling interest in subsidiaries	—	65	—	—	65
Payment of debt issuance costs	—	(38)	(5)	—	(43)
Other - contingent consideration	—	(10)	—	—	(10)
Cash provided/(used) by continuing operations	9	540	(288)	22	283
Cash used by discontinued operations	—	(224)	—	—	(224)
Net Cash Provided/(Used) by Financing Activities	9	316	(288)	22	59
Change in cash from discontinued operations	—	(315)	—	—	(315)
Effect of exchange rate changes on cash and cash equivalents	—	(10)	—	—	(10)
Net Increase/(Decrease) in Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties	19	(184)	570	—	405
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at Beginning of Period	4	1,059	323	—	1,386
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at End of Period	$23	$875	$893	$—	$1,791
(a) All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,424	$1,090	$—	$(93)	$3,421
Operating Costs and Expenses
Cost of operations	1,719	804	10	(93)	2,440
Depreciation and amortization	147	144	7	—	298
Impairment losses	8	1	—	—	9
Selling, general and administrative	115	50	112	—	277
Development activity expenses	—	10	11	—	21
Total operating costs and expenses	1,989	1,009	140	(93)	3,045
Other income - affiliate	—	—	48	—	48
Gain on sale of assets	—	—	4	—	4
Operating Income/(Loss)	435	81	(88)	—	428
Other Income/(Expense)
Equity in (losses)/earnings of consolidated subsidiaries	(114)	(10)	562	(438)	—
Equity in earnings/(losses) of unconsolidated affiliates	2	75	(12)	(49)	16
Loss on investment	—	(8)	—	—	(8)
Other income/(loss), net	1	6	—	—	7
Loss on debt extinguishment	—	—	(50)	—	(50)
Interest expense	(4)	(104)	(129)	—	(237)
Total other expense	(115)	(41)	371	(487)	(272)
Income from Continuing Operations Before Income Taxes	320	40	283	(487)	156
Income tax expense/(benefit)	134	45	(151)	—	28
Income from Continuing Operations	186	(5)	434	(487)	128
Income from Discontinued Operations, net of income tax	—	263	2	—	265
Net Income	186	258	436	(487)	393
Less: Net income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	6	34	(49)	(9)
Net Income Attributable to NRG Energy, Inc.	$186	$252	$402	$(438)	$402

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$6,079	$2,400	$—	$(151)	$8,328
Operating Costs and Expenses
Cost of operations	4,278	1,558	29	(154)	5,711
Depreciation and amortization	372	435	19	—	826
Impairment losses	8	57	—	—	65
Selling, general and administrative	306	144	351	—	801
Development activity expenses	—	42	23	—	65
Total operating costs and expenses	4,964	2,236	422	(154)	7,468
Other income - affiliate	—	—	144	—	144
Loss on sale of assets	—	—	(79)	—	(79)
Operating Income/(Loss)	1,115	164	(357)	3	925
Other Income/(Expense)
Equity in (losses)/earnings of consolidated subsidiaries	(195)	(80)	904	(629)	—
Equity in earnings/(losses) of unconsolidated affiliates	5	114	(2)	(104)	13
Impairment loss on investment	—	(147)	—	—	(147)
Other income, net	3	25	2	(1)	29
Loss on debt extinguishment	—	(4)	(115)	—	(119)
Interest expense	(11)	(312)	(395)		(718)
Total other (expense)/income	(198)	(404)	394	(734)	(942)
Income/(Loss) Before Income Taxes	917	(240)	37	(731)	(17)
Income tax expense/(benefit)	362	(49)	(238)	—	75
Income/(Loss) from Continuing Operations	555	(191)	275	(731)	(92)
Income from Discontinued Operations, net of income tax	—	248	8	—	256
Net Income	555	57	283	(731)	164
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(17)	70	(102)	(49)
Net Income Attributable to NRG Energy, Inc.	$555	$74	$213	$(629)	$213

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$186	$258	$436	$(487)	$393
Other Comprehensive Income/(Loss), net of tax
Unrealized income on derivatives, net	—	40	26	(39)	27
Foreign currency translation adjustments, net	2	2	4	(5)	3
Defined benefit plans, net	54	—	(43)	20	31
Other comprehensive loss	56	42	(13)	(24)	61
Comprehensive Income	242	300	423	(511)	454
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	—	13	34	(49)	(2)
Comprehensive Income Attributable to NRG Energy, Inc.	$242	$287	$389	$(462)	$456

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the nine months ended September 30, 2016
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$555	$57	$283	$(731)	$164
Other Comprehensive Income/(Loss), net of tax
Unrealized (loss)/gain on derivatives, net	—	(15)	46	(39)	(8)
Foreign currency translation adjustments, net	4	4	6	(8)	6
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	55	—	(43)	20	32
Other comprehensive income/(loss)	59	(11)	10	(27)	31
Comprehensive Income	614	46	293	(758)	195
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(38)	70	(102)	(70)
Comprehensive Income Attributable to NRG Energy, Inc.	614	84	223	(656)	265
Dividends for preferred shares	—	—	5	—	5
Gain on redemption of preferred shares	—	—	(78)	—	(78)
Comprehensive Income Available for Common Stockholders	$614	$84	$296	$(656)	$338

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$(9)	$624	$323	$—	$938
Funds deposited by counterparties	2	—	—	—	2
Restricted cash	11	435	—	—	446
Accounts receivable - trade, net	734	321	3	—	1,058
Accounts receivable - affiliate	307	(254)	200	(139)	114
Inventory	482	239	—	—	721
Derivative instruments	962	196	1	(92)	1,067
Cash collateral posted in support of energy risk management activities	116	34	—	—	150
Current assets held-for-sale	—	9	—	—	9
Prepayments and other current assets	76	152	62	—	290
Current assets - discontinued operations	—	1,919	—	—	1,919
Total current assets	2,681	3,675	589	(231)	6,714
Net Property, Plant and Equipment	4,219	10,926	251	(27)	15,369
Other Assets
Investment in subsidiaries	1,090	1,054	10,128	(12,272)	—
Equity investments in affiliates	(13)	1,128	5	—	1,120
Notes receivable, less current portion	—	16	—	—	16
Goodwill	359	303	—	—	662
Intangible assets, net	592	1,384	—	(3)	1,973
Nuclear decommissioning trust fund	610	—	—	—	610
Derivative instruments	144	44	36	(43)	181
Deferred income taxes	3	—	222	—	225
Non-current assets held for sale	—	10	—	—	10
Other non-current assets	67	446	328	—	841
Non-current assets - discontinued operations	—	2,961	—	—	2,961
Total other assets	2,852	7,346	10,719	(12,318)	8,599
Total Assets	$9,752	$21,947	$11,559	$(12,576)	$30,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$498	$18	$—	$516
Accounts payable	501	247	34	—	782
Accounts payable — affiliate	744	(452)	(122)	(139)	31
Derivative instruments	947	237	—	(92)	1,092
Cash collateral received in support of energy risk management activities	81	—	—	—	81
Accrued expenses and other current liabilities	316	209	465	—	990
Current liabilities - discontinued operations	—	1,210	—	—	1,210
Total current liabilities	2,589	1,949	395	(231)	4,702
Other Liabilities
Long-term debt and capital leases	244	8,252	7,461	—	15,957
Nuclear decommissioning reserve	287	—	—	—	287
Nuclear decommissioning trust liability	339	—	—	—	339
Deferred income taxes	186	125	(291)	—	20
Derivative instruments	157	170	—	(43)	284
Out-of-market contracts, net	80	150	—	—	230
Non-current liabilities held-for-sale	—	11	—	—	11
Other non-current liabilities	396	456	324	—	1,176
Non-current liabilities - discontinued operations	—	3,184	—	—	3,184
Total non-current liabilities	1,689	12,348	7,494	(43)	21,488
Total Liabilities	4,278	14,297	7,889	(274)	26,190
Redeemable noncontrolling interest in subsidiaries	—	46	—	—	46
Stockholders’ Equity	5,474	7,604	3,670	(12,302)	4,446
Total Liabilities and Stockholders’ Equity	$9,752	$21,947	$11,559	$(12,576)	$30,682

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2016 (Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net Income	$555	$57	$283	$(731)	$164
Less: Income from discontinued operations	—	248	8	—	256
Net income/(loss) from continuing operations	555	(191)	275	(731)	(92)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Distributions from unconsolidated affiliates	—	65	—	(8)	57
Equity in (earnings)/losses of unconsolidated affiliates	(5)	(20)	2	10	(13)
Depreciation and amortization	372	435	19	—	826
Provision for bad debts	31	5	—	—	36
Amortization of nuclear fuel	39	—	—	—	39
Amortization of financing costs and debt discount/premiums	—	25	17	—	42
Adjustment for debt extinguishment	—	102	17	—	119
Amortization of intangibles and out-of-market contracts	32	99	—	—	131
Amortization of unearned equity compensation	—	—	23	—	23
Impairment losses	8	203	—	—	211
Changes in deferred income taxes and liability for uncertain tax benefits	(134)	(90)	253	—	29
Changes in nuclear decommissioning trust liability	24	—	—	—	24
Changes in derivative instruments	(173)	206	(3)	—	30
Changes in collateral posted supporting energy risk management activities	268	(7)	—	—	261
Proceeds from sale of emission allowances	11	—	—	—	11
Loss on sale of assets	—	—	70	—	70
Cash (used)/provided by changes in other working capital	(827)	168	(200)	729	(130)
Net cash provided by continuing operations	201	1,000	473	—	1,674
Cash provided by discontinued operations	—	67	—	—	67
Net Cash Provided by Operating Activities	201	1,067	473	—	1,741
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	59	(59)	—
Acquisition of September 2016 Drop Down assets, net of cash acquired	—	(77)	—	77	—
Intercompany dividends	—	—	12	(12)	—
Acquisition of businesses, net of cash acquired	—	(18)	—	—	(18)
Capital expenditures	(145)	(474)	(40)	—	(659)
Increase in notes receivable	—	2	—	—	2
Purchases of emission allowances	(32)	—	—	—	(32)
Proceeds from sale of emission allowances	47	—	—	—	47
Investments in nuclear decommissioning trust fund securities	(378)	—	—	—	(378)
Proceeds from sales of nuclear decommissioning trust fund securities	354	—	—	—	354
Proceeds from renewable energy grants and state rebates	—	11	—	—	11
Proceeds from sale of assets, net of cash disposed of	—	67	17	—	84
Investments in unconsolidated affiliates	2	(25)	—	—	(23)
Other	27	(4)	8	—	31
Net cash (used)/provided by continuing operations	(125)	(518)	56	6	(581)
Cash provided by discontinued operations	—	326	—	—	326
Net Cash (Used)/Provided by Investing Activities	(125)	(192)	56	6	(255)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(59)	—	59	—
Payments (for)/from intercompany loans	(2)	(134)	136	—	—
Acquisition of September 2016 Drop Down assets, net of cash acquired	—	—	77	(77)	—
Intercompany dividends	(52)	40	—	12	—
Payment of dividends to common and preferred stockholders	—	—	(66)	—	(66)
Payment for preferred shares	—	—	(226)	—	(226)
Net receipts for settlement of acquired derivatives that include financing elements	—	6	—	—	6
Proceeds from issuance of long-term debt	—	1,097	4,140	—	5,237
Payments for short and long-term debt	(2)	(811)	(4,540)	—	(5,353)
Payments for debt extinguishment costs	—	(98)	—	—	(98)
Distributions from, net of contributions to, noncontrolling interest in subsidiaries	—	(127)	—	—	(127)
Proceeds from issuance of common stock	—	—	1	—	1
Payment of debt issuance costs	—	(17)	(53)	—	(70)
Other	(3)	(7)	—	—	(10)
Net cash used by continuing operations	(59)	(110)	(531)	(6)	(706)
Cash provided by discontinued operations	—	119	—	—	119
Net Cash (Used)/Provided by Financing Activities	(59)	9	(531)	(6)	(587)
Change in cash from discontinued operations	—	512	—	—	512
Effect of exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Net Increase/(Decrease) in Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties	17	366	(2)	—	381
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at Beginning of Period	—	629	693	—	1,322
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at End of Period	$17	$995	$691	$—	$1,703

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2017 and 2016. Also refer to NRG's 2016 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a leading integrated power company built on the strength of a diverse competitive electric generation portfolio and leading retail electricity platform. NRG is continuously focused on excellence in operating performance of its existing assets and optimal hedging of generation assets and retail load operations, as well as serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels. The Company owns and operates approximately 30,000 MW of generation; engages in the trading of wholesale energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products and services to retail customers under the names “NRG”, "Reliant" and other retail brand names owned by NRG. NRG was incorporated as a Delaware corporation on May 29, 1992.
The following table summarizes NRG's global generation portfolio as of September 30, 2017, by operating segment:

	Global Generation Portfolio(a)(b)
	(In MW)
	Generation
Generation Type	Gulf Coast	East/West (c)	Renewables(d)	NRG Yield(e)	Other(f)	Total Global
Natural gas(g)	7,464	4,939	—	1,878	—	14,281
Coal	5,114	3,869	—	—	—	8,983
Oil	—	3,642	—	190	—	3,832
Nuclear	1,136	—	—	—	—	1,136
Wind	—	—	743	2,206	—	2,949
Utility Scale Solar	—	—	742	921	—	1,663
Distributed Solar	—	—	175	14	114	303
Total generation capacity(g)	13,714	12,450	1,660	5,209	114	33,147
Capacity attributable to noncontrolling interest(h)	—	—	(684)	(2,342)	—	(3,026)
Total net generation capacity	13,714	12,450	976	2,867	114	30,121
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

(h)	NRG Yield's total generation capacity includes 6 MWs for noncontrolling interest for Spring Canyon II and III. NRG Yield's total generation capacity net of this noncontrolling interest was 5,203 MWs.

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

Portfolio optimization — Targeting up to $4.0 billion of asset sale net cash proceeds, including divestitures of 6 GWs of conventional generation and businesses (excluding GenOn) and the expected monetization of 100% of its interest in NRG Yield, Inc. and its renewables platform.

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

East Region
PJM
Minimum Offer Price Rule Exemption Appeal — On July 7, 2017, the D.C. Circuit vacated a FERC order from 2013 related to an exemption to the Minimum Offer Price Rule, or MOPR, and remanded the issue back to FERC. On October 23, 2017, PJM re-filed its initial 2012 MOPR. FERC's ruling on PJM's renewed proposal could affect how generators participate in the PJM Base Residual Auction.
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
New England
2020/2021 ISO-NE Auction Results — On February 6, 2017, ISO-NE announced the results of its 2020/2021 forward capacity auction. NRG cleared 2,641 MW at $5.297 KW per month providing expected annual capacity revenues of $167.9 million. The 333 MWs at Canal Unit 3, which previously cleared the tenth forward capacity auction with a seven year price lock at a price of $7.03 KW per month for the 2020/2021 deliverability year, are excluded from these results.

Peak Energy Rent Adjustment Complaint — On September 30, 2016, the New England Power Generators Association, or NEPGA, filed a complaint against ISO-NE asking FERC to find the Peak Energy Rent, or PER, unjust and unreasonable. The PER adjustment reduces capacity payments on days where energy prices exceed a pre-defined level, known as the "PER strike price." On January 9, 2017, FERC granted NEPGA’s complaint requiring a change to the methodology used to calculate the PER strike price. FERC also directed the parties to determine any refunds for PER paid between September 30, 2016 and May 31, 2018. On July 26, 2017, NEPGA filed settlement documents at FERC, which NRG supported. The settlement is pending at FERC. The outcome of this matter will determine the amount of refunds that the NRG fleet may receive as a result of negotiating the PER strike price methodology.
New York
New York Public Service Commission Retail Energy Market Proceedings — On February 23, 2016, the NYSPSC issued what it refers to as its “Retail Reset” order, or Reset Order, in docket 12-M-0476 et al.  Among other things, the Reset Order placed a price cap on energy supply offers and required many retail providers to seek affirmative consent from certain retail customers. Various parties have challenged the NYPSC’s ability to regulate rates charged by competitive suppliers in New York state court.  In conjunction with the court challenges, the NYPSC is scheduled to commence an evidentiary proceeding on the functioning of the competitive retail markets on November 29, 2017.  The outcome of this evidentiary and collaborative process, combined with the outcome of the appeal of the Appellate Division order, could affect the viability of the New York retail energy market.
General
State Out-Of-Market Subsidy Proposals — Certain states including Connecticut, New Jersey, Ohio and Pennsylvania have considered but have not enacted proposals to provide out-of-market subsidy payments to potentially uneconomic nuclear and fossil generating units.  NRG has opposed those efforts to provide out of market subsidies, and intends to continue opposing them in the future.

West Region
CAISO
Puente Power Project — On October 5, 2017, the California Energy Commission, or CEC, the agency responsible for permitting the Puente Power Project, issued a statement on behalf of the committee of two Commissioners overseeing the permitting process stating their intention to issue a proposed decision that would deny a permit for the Puente Power Project. On October 16, 2017, NRG filed a motion to suspend the permitting proceeding for at least six months. A hearing on the motion was held on October 31, 2017, after which the CEC took the matter under submission subject to a written decision to be issued at an unspecified later date. If the CEC Commissioners accept the recommendation, and formally deny a permit for the Puente Power Project, then the project will not move forward.
Nuclear Operations
Decommissioning Trusts — Upon expiration of the operating licenses for the two generating units at STP, recently extended until 2047 and 2048, respectively, the co-owners of STP are required under federal law to decontaminate and decommission the STP facility. Under NRC regulations, a power reactor licensee generally must pre-fund the full amount of its estimated NRC decommissioning obligations unless it is a rate-regulated utility, or a state or municipal entity that sets its own rates, or has the benefit of a state-mandated non-bypassable charge available to periodically fund the decommissioning trust such that the trust, plus allowable earnings, will equal the estimated decommissioning obligations by the time the decommissioning is expected to begin.
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

Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance. On October 16, 2017, the EPA proposed a rule to repeal the CPP. Accordingly, the Company believes the CPP is not likely to survive.
 Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On September 13, 2017, the EPA granted the petition for reconsideration that the Utility Solid Waste Activities Group filed in May 2017. The Company has evaluated the impact of the new rule on the Company's consolidated financial position, results of operations, or cash flows and has accrued its environmental and asset retirement obligations under the rule based on current estimates as of September 30, 2017.
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
Regional Environmental Developments
Gulf Coast Region
Texas Regional Haze — On October 17, 2017, the EPA promulgated a final rule creating a Texas-only SO2 cap-and-trade program to address regional haze. The program is scheduled to begin on January 1, 2019. Several of the Company's units in Texas will be affected by this rule.

East Region
Massachusetts Global Warming Solutions Act Proposed Regulation - In May 2016, the Massachusetts Supreme Judicial Court held that the Massachusetts DEP had not complied with the 2008 Global Warming Solutions Act, which requires establishing limits for sources of GHGs. The Court held that participation in RGGI was not sufficient.  In August 2017, the Massachusetts DEP finalized  a regulation that, if it survives legal challenges, would limit GHG emissions, and may limit operations, from electric generating facilities located in Massachusetts.  The final regulation has been challenged in The Commonwealth of Massachusetts Superior Court of Suffolk County.

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

GenOn Chapter 11 Bankruptcy Filing

•
On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the bankruptcy filings and beginning on the Petition Date, NRG no longer consolidates GenOn for financial reporting purposes, as discussed in more detail in Note 1, Basis of Presentation, Note 3, Discontinued Operations, Dispositions and Acquisitions and Note 14, Related Party Transactions of this Form 10-Q.

Transfers of Assets Under Common Control

•
On March 27, 2017, NRG completed the sale of the following projects to NRG Yield, Inc.: (i) a 16% interest in the Agua Caliente solar project, and (ii) NRG's interests in seven utility-scale solar projects located in Utah, which have reached commercial operations, for $130 million cash consideration, as discussed in more detail in Note 3, Discontinued Operations, Dispositions and Acquisitions of this Form 10-Q.

•
On August 1, 2017, NRG closed on the sale of its remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, to NRG Yield, Inc. for total cash consideration of $44 million, including working capital adjustments. The transaction also includes potential additional payments to NRG dependent upon actual energy prices for merchant periods beginning in 2027.

•	On October 17, 2017, the Company offered NRG Yield, Inc. the opportunity to purchase 100% of its ownership interest in Buckthorn Solar pursuant to the ROFO Agreement.

•
On November 1, 2017, NRG completed the sale of a 38 MW solar portfolio primarily comprised of assets from SPP funds in addition to other projects developed by NRG, to NRG Yield, Inc. for cash consideration of $71 million, plus $3 million in working capital adjustments.

Financing Activities

•
On May 26, 2017, Carlsbad Energy Holdings, LLC entered into a note payable agreement with financial institutions for the issuance of up to $407 million of senior secured notes that bear interest at a rate of 4.12%, and mature on October 31, 2038, as discussed in more detail in Note 8, Debt and Capital Leases.

•	On June 12, 2017, NRG repaid $125 million on the Revolving Credit Facility. As of September 30, 2017, there were no cash borrowings outstanding on the revolver.

•
On October 16, 2017, NRG redeemed all of its outstanding 7.625% Senior Notes due 2018 and all of its outstanding 7.875% Senior Notes due 2021 for $630 million, which included $14 million in accrued interest.

Operational Matters
Extreme Weather Events
In late August 2017, Hurricane Harvey made landfall on the Texas coast.  During the third quarter of 2017, the Company’s Retail business was impacted by Hurricane Harvey by approximately $20 million.

In addition, during August 2017, NRG's Cottonwood generating station was damaged when the Sabine River Authority opened the floodgates of the Toledo Bend reservoir, which resulted in downstream flooding of the Sabine River. The generating station was returned to service during the fourth quarter of 2017. NRG is continuing to work with insurers on potential property insurance recovery and does not anticipate recovery from business interruption insurance due to the short period of the outage. The Company estimates the impact of the Cottonwood damage and Hurricane Harvey on Gulf Coast Generation to be approximately $20 million.

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
Trends Affecting Results of Operations and Future Business Performance
In addition to below, the Company’s trends are described in the Company’s 2016 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance.

ERCOT Retirements — A number of announced retirement notices of coal generating facilities in Texas could lower reserve margins in ERCOT. This trend of retirement notices could have an effect on the Company’s results of operations and future business performance, particularly in the ERCOT market.

Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,			Nine months ended September 30,
(In millions except otherwise noted)	2017	2016	Change	2017	2016	Change
Operating Revenues
Energy revenue (a)	$665	$933	$(268)	$1,908	$2,478	$(570)
Capacity revenue (a)	335	303	32	894	937	(43)
Retail revenue	1,934	2,015	(81)	4,880	4,931	(51)
Mark-to-market for economic hedging activities	26	62	(36)	185	(360)	545
Contract amortization	(12)	(12)	—	(41)	(41)	—
Other revenues (b)	101	120	(19)	306	383	(77)
Total operating revenues	3,049	3,421	(372)	8,132	8,328	(196)
Operating Costs and Expenses
Cost of sales (c)	1,679	1,847	168	4,362	4,526	164
Mark-to-market for economic hedging activities	50	149	99	168	(301)	(469)
Contract and emissions credit amortization (c)	8	11	3	24	34	10
Operations and maintenance	326	354	28	1,038	1,196	158
Other cost of operations	93	79	(14)	260	256	(4)
Total cost of operations	2,156	2,440	284	5,852	5,711	141
Depreciation and amortization	272	298	26	789	826	37
Impairment losses	14	9	(5)	77	65	(12)
Selling, general and administrative	213	277	64	697	801	104
Reorganization	18	—	(18)	18	—	(18)
Development costs	14	21	7	49	65	16
Total operating costs and expenses	2,687	3,045	358	7,482	7,468	(14)
Other income - affiliate	14	48	(34)	104	144	(40)
Gain/(loss) on sale of assets	—	4	(4)	4	(79)	83
Operating Income	376	428	(52)	758	925	(167)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	27	16	11	29	13	16
Impairment loss on investment	—	(8)	8	—	(147)	147
Other income, net	15	7	8	33	29	4
Loss on debt extinguishment, net	(1)	(50)	49	(3)	(119)	116
Interest expense	(221)	(237)	16	(692)	(718)	26
Total other expense	(180)	(272)	92	(633)	(942)	309
Income/(Loss) from Continuing Operations before Income Taxes	196	156	40	125	(17)	142
Income tax expense	6	28	(22)	5	75	(70)
Income/(Loss) from Continuing Operations	190	128	62	120	(92)	212
(Loss)/Income from discontinued operations, net of income tax	(27)	265	(292)	(802)	256	(1,058)
Net Income/(Loss)	163	393	(230)	(682)	164	(846)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(8)	(9)	1	(63)	(49)	(14)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$171	$402	$(231)	$(619)	$213	$(832)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.00	$2.81	7%	$3.17	$2.29	38%
(a) Includes realized gains and losses from financially settled transactions.
(b) Includes unrealized trading gains and losses.
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.

Management’s discussion of the results of operations for the three months ended September 30, 2017 and 2016
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2017 and 2016. The average on-peak power prices have generally decreased primarily due to the increase in natural gas prices for the three months ended September 30, 2017 as compared to the same period in 2016.

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2017	2016	Change %
Gulf Coast (a)
ERCOT - Houston (b)	$33.09	$33.12	—%
ERCOT - North(b)	29.35	30.47	(4)%
MISO - Louisiana Hub(c)	39.56	39.83	(1)%
East/West
NY J/NYC(c)	37.42	42.50	(12)%
NEPOOL(c)	31.94	42.33	(25)%
PEPCO (PJM)(c)	38.81	42.57	(9)%
PJM West Hub(c)	35.10	38.84	(10)%
CAISO - NP15(c)	46.69	38.13	22%
CAISO - SP15(c)	46.54	40.24	16%
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(c) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs.

The following table summarizes average realized power prices for each region in which NRG operates for the three months ended September 30, 2017 and 2016, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Three months ended September 30,
Region	2017	2016	Change %
Gulf Coast	$34.69	$39.68	(13)%
East/West	38.19	40.44	(6)%
Though the average on peak power prices have decreased on average by 5%, average realized prices by region for the Company have generally fluctuated at a slower rate year-over-year due to the Company's multi-year hedging program.

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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
	Generation
(In millions)	Gulf Coast	East/West(a)	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$540	$243	$783	$—	$119	$146	$(383)	$665
Capacity revenue	74	172	246	—	1	92	(4)	335
Retail revenue	—	—	—	1,936	—	—	(2)	1,934
Mark-to-market for economic hedging activities	133	—	133	—	5	—	(112)	26
Contract amortization	5	—	5	1	(1)	(18)	1	(12)
Other revenue (b)	41	16	57	—	20	44	(20)	101
Operating revenue	793	431	1,224	1,937	144	264	(520)	3,049
Cost of fuel	(292)	(123)	(415)	(1)	(1)	(6)	17	(406)
Other cost of sales(c)	(102)	(79)	(181)	(1,457)	(3)	(9)	377	(1,273)
Mark-to-market for economic hedging activities	2	10	12	(174)	—	—	112	(50)
Contract and emission credit amortization	(7)	(1)	(8)	—	—	—	—	(8)
Gross margin	$394	$238	$632	$305	$140	$249	$(14)	$1,312
Less: Mark-to-market for economic hedging activities, net	135	10	145	(174)	5	—	—	(24)
Less: Contract and emission credit amortization, net	(2)	(1)	(3)	1	(1)	(18)	1	(20)
Economic gross margin	$261	$229	$490	$478	$136	$267	$(15)	$1,356
Business Metrics
MWh sold (thousands)(d)(e)	15,568	6,363			928	1,544
MWh generated (thousands) (f)	14,185	4,106			928	2,261
(a) Includes International, BETM and Generation eliminations
(b) Renewables other revenue includes $7 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits
(d) MWh sold excludes generation at facilities in East/West and NRG Yield that generate revenue under capacity agreements.
(e) Does not include thermal MWh of 9 thousand or MWt of 463 thousand for thermal sold by NRG Yield.
(f) Does not include thermal MWh of 44 thousand or MWt of 463 thousand for thermal generated by NRG Yield.

	Three months ended September 30, 2016
	Generation
(In millions)	Gulf Coast	East/West(a)	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$650	$362	$1,012	$—	$127	$158	$(364)	$933
Capacity revenue	72	148	220	—	—	86	(3)	303
Retail revenue	—	—	—	2,009	—	—	6	2,015
Mark-to-market for economic hedging activities	179	57	236	2	1	—	(177)	62
Contract amortization	4	—	4	1	(1)	(17)	1	(12)
Other revenue (b)	51	13	64	—	12	45	(1)	120
Operating revenue	956	580	1,536	2,012	139	272	(538)	3,421
Cost of fuel	(317)	(190)	(507)	(1)	(2)	(7)	18	(499)
Other cost of sales(c)	(114)	(83)	(197)	(1,484)	(1)	(11)	345	(1,348)
Mark-to-market for economic hedging activities	27	7	34	(360)	—	—	177	(149)
Contract and emission credit amortization	(9)	—	(9)	(2)	—	—	—	(11)
Gross margin	$543	$314	$857	$165	$136	$254	$2	$1,414
Less: Mark-to-market for economic hedging activities, net	206	64	270	(358)	1	—	—	(87)
Less: Contract and emission credit amortization, net	(5)	—	(5)	(1)	(1)	(17)	1	(23)
Economic gross margin	$342	$250	$592	$524	$136	$271	$1	$1,524
Business Metrics
MWh sold (thousands)(d)(e)	16,380	8,951			977	1,744
MWh generated (thousands) (f)	14,927	6,426			977	2,372
(a) Includes International, BETM and Generation eliminations.
(b) Renewables other revenue includes $5 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits
(d) MWh sold excludes generation at facilities in the East, West and NRG Yield that generate revenue under capacity agreements.
(e) Does not include thermal MWh of 12 thousand or MWt of 496 thousand for thermal sold by NRG Yield.
(f) Does not include thermal MWh of 125 thousand or MWt of 496 thousand for thermal generated by NRG Yield.
The table below represents the weather metrics for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
Weather Metrics	Gulf Coast	East/West
2017
CDDs (a)	1,528	770
HDDs (a)	1	34
2016
CDDs	1,655	806
HDDs	—	23
10 year average
CDDs	1,617	705
HDDs	6	40

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

Generation gross margin and economic gross margin
Generation gross margin decreased $225 million and economic gross margin decreased $102 million, both of which include intercompany sales, during the three months ended September 30, 2017, compared to the same period in 2016:

The table below describes the decrease in Generation gross margin and economic gross margin:

Gulf Coast Region

(In millions)
Lower gross margin due to a 12% decrease in average realized prices primarily in Texas due to lower hedged power prices	$(76)
Lower energy margin due to increased supply cost on load contracts	(13)
Lower capacity margin on contract expirations and lower demand	(9)
Higher gross margin due to increased generation primarily due to lower unplanned outages	16
Other	1
Decrease in economic gross margin	$(81)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(71)
Increase in contract and emission credit amortization	3
Decrease in gross margin	$(149)
East/West

(In millions)
Lower gross margin due to a 37% decrease in generation driven by lower economic generation due to milder weather conditions and the Will County outage	$(28)
Lower gross margin from commercial optimization activities	(8)
Higher gross margin due to a 38% increase in PJM capacity volumes coupled with a 140% increase in NY/NE realized capacity prices	21
Higher gross margin due to a 12% increase in average realized energy prices due to extreme heat in California and increased pricing during high demand periods in the East	10
Lower gross margin by BETM due to higher gains in 2016 on over the counter strategies, offset in small part by higher gains in 2017 on congestion strategies	(16)
Decrease in economic gross margin	$(21)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(54)
Decrease in contract and emission credit amortization	(1)
Decrease in gross margin	$(76)

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Three months ended September 30,
(In millions except otherwise noted)	2017	2016
Retail revenue	$1,845	$1,911
Supply management revenue	63	53
Capacity revenue	28	45
Customer mark-to-market	—	2
Contract amortization	1	1
Operating revenue (a)	1,937	2,012
Cost of sales (b)	(1,458)	(1,485)
Mark-to-market for economic hedging activities	(174)	(360)
Contract amortization	—	(2)
Gross Margin	$305	$165
Less: Mark-to-market for economic hedging activities, net	(174)	(358)
Less: Contract and emission credit amortization, net	1	(1)
Economic Gross Margin	$478	$524

Business Metrics
Mass electricity sales volume - GWh - Gulf Coast	11,935	11,996
Mass electricity sales volume - GWh - All other regions	1,724	1,986
C&I electricity sales volume — GWh - All regions	5,087	5,146
Natural gas sales volumes (MDth)	241	172
Average Retail Mass customer count (in thousands)	2,884	2,786
Ending Retail Mass customer count (in thousands)	2,880	2,797

(a)	Includes intercompany sales of $2 million and $1 million in 2017 and 2016, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $365 million and $340 million in 2017 and 2016, respectively.

Retail gross margin increased $140 million and economic gross margin decreased $46 million for the three months ended September 30, 2017, compared to the same period in 2016, due to:

(In millions)
Lower gross margin due to lower rates to customers driven by customer product, term, and mix of $26 million or approximately $1.25 per MWh and higher supply costs of $10 million or approximately $0.50 per MWh driven primarily by an increase in power prices at the time of procurement	$(36)
Lower gross margin of $15 million due to a reduction in load of 477,000 MWh partially offset by $4 million in higher margin due to the lower unfavorable impacts of selling back excess supply due to milder weather conditions in 2017 as compared to 2016	(11)
Lower gross margin of $9 million due to a reduction in load of 200,000 MWh, and the unfavorable impact of selling back excess supply along with $7 million of customer relief related to the impact of Hurricane Harvey in 2017	(16)
Higher gross margin due to higher volumes driven by higher average customer usage and mix	17
Decrease in economic gross margin	$(46)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	184
Increase in contract and emission credit amortization	2
Increase in gross margin	$140

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results increased by $63 million during the three months ended September 30, 2017, compared to the same period in 2016.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended September 30, 2017
	Generation
	Gulf Coast	East/West	Retail	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$121	$5	$—	$1	$(68)	$59
Net unrealized gains/(losses) on open positions related to economic hedges	12	(5)	—	4	(44)	(33)
Total mark-to-market gains/(losses) in operating revenues	$133	$—	$—	$5	$(112)	$26
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(5)	$(1)	$(127)	$—	$68	$(65)
Reversal of acquired gain positions related to economic hedges	—	—	(2)	—	—	(2)
Net unrealized gains/(losses) on open positions related to economic hedges	7	11	(45)	—	44	17
Total mark-to-market gains/(losses) in operating costs and expenses	$2	$10	$(174)	$—	$112	$(50)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Three months ended September 30, 2016
	Generation
	Gulf Coast	East/West	Retail	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$8	$(1)	$—	$—	$(77)	$(70)
Net unrealized gains/(losses) on open positions related to economic hedges	171	58	2	1	(100)	132
Total mark-to-market gains/(losses) in operating revenues	$179	$57	$2	$1	$(177)	$62
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$7	$2	$(46)	$—	$77	$40
Reversal of acquired gain positions related to economic hedges	—	(5)	(2)	—	—	(7)
Net unrealized gains/(losses) on open positions related to economic hedges	20	10	(312)	—	100	(182)
Total mark-to-market gains/(losses) in operating costs and expenses	$27	$7	$(360)	$—	$177	$(149)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date.

For the three months ended September 30, 2017, the $26 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, partially offset by a decrease in value of open positions as a result of an increase in natural gas prices. The $50 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in value of open positions as a result of an increase in coal prices.
For the three months ended September 30, 2016, the $62 million gain in operating revenues from economic hedge positions was driven primarily by an increase in value of open positions as a result of decreases in gas and electricity prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $149 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in value of open positions as a result of decreases in natural gas and ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2017 and 2016. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Three months ended September 30,
(In millions)	2017	2016
Trading (losses)/gains
Realized	$(10)	$20
Unrealized	(5)	(5)
Total trading (losses)/gains	$(15)	$15

Operations and Maintenance Expense

	Generation		Retail	Renewables	NRG Yield	Corporate	Eliminations	Total
	Gulf Coast	East/West(a)
	(In millions)
Three months ended September 30, 2017	$120	$85	$56	$28	$46	$3	$(12)	$326
Three months ended September 30, 2016	139	97	58	19	41	7	(7)	354

(a)	Includes International, BETM and generation eliminations of $2 million in 2017 and $1 million in 2016.

Operations and maintenance expense decreased by $28 million for the three months ended September 30, 2017, compared to the same period in 2016, due to the following:

(In millions)
Decrease in operation and maintenance expenses due to a reduction in normal maintenance at various gas and coal facilities in Texas	$(18)
Decrease in operation and maintenance expenses primarily due to major maintenance activities and environmental work at Midwest Generation in 2016	(11)
Other	1
$(28)
Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Generation	Retail	Renewables	NRG Yield	Corporate	Total
	(In millions)
Three months ended September 30, 2017	$42	$112	$14	$4	$41	$213
Three months ended September 30, 2016	64	137	12	4	60	277
Selling, general and administrative expenses decreased by $64 million for the three months ended September 30, 2017, compared to the same period in 2016. The decrease in year over year expenses is due primarily to a reduction in personnel costs and selling and marketing activities as the Company continues to focus on cost management.
Reorganization
Reorganization expenses of $18 million were incurred during the third quarter of 2017 related to the Transformation Plan announced on July 12, 2017.
Loss on Debt Extinguishment
A loss on debt extinguishment of $50 million was recorded for the three months ended September 30, 2016, primarily driven by the repurchase of NRG Senior Notes at a price above par value, combined with the write-off of unamortized debt issuance costs.

Interest Expense
NRG's interest expense decreased by $16 million for the three months ended September 30, 2017, compared to the same period in 2016 due to the following:

(In millions)
Decrease due to the repurchase of Senior Notes in 2016 of $25 million, partly offset by Senior Notes issued in 2016 of $7 million	$(18)
Decrease due to termination of swaps related to 2016 Capistrano debt refinancing	(16)
Increase due to the issuance of Carlsbad Energy Project debt during 2017, and Utah Portfolio debt, due 2022, during 2016	8
Increase in derivative interest expense from changes in fair value of interest rate swaps	4
Increase due to the issuance of Yield Operating Senior Notes, due 2026	3
Other	3
$(16)
Income Tax Expense
For the three months ended September 30, 2017, NRG recorded income tax expense of $6 million on pre-tax income of $196 million. For the same period in 2016, NRG recorded income tax expense of $28 million on pre-tax income of $156 million. The effective tax rate was 3.1% and 17.9% for the three months ended September 30, 2017 and 2016, respectively.
For the three months ended September 30, 2017, NRG's overall effective tax rate was different then the statutory rate of 35% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs and ITCs from various wind and solar facilities, respectively, partially offset by the inclusion of consolidated partnerships and current state tax expense.
For the three months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax benefit for the change in valuation allowance, partially offset by amortization of indefinite lived assets, inclusion of consolidated partnerships and state tax expense.
(Loss)/Income from Discontinued Operations, Net of Income Tax Expense/(Benefit)
For the three months ended September 30, 2017, NRG recorded loss from discontinued operations, net of income tax expense/(benefit) of $27 million.
For the three months ended September 30, 2016, NRG recorded income from discontinued operations, net of income tax expense/(benefit) of $265 million.

Management’s discussion of the results of operations for the nine months ended September 30, 2017, and 2016
Electricity Prices
The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2017, and 2016. Average on-peak power prices increased primarily due to the increase in natural gas prices for the nine months ended September 30, 2017 as compared to the same period in 2016.

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2017	2016	Change %
Gulf Coast (a)
ERCOT - Houston (b)	$35.61	$25.97	37%
ERCOT - North(b)	26.64	24.14	10%
MISO - Louisiana Hub(c)	42.33	33.47	26%
East/West
NY J/NYC(c)	37.46	35.04	7%
NEPOOL(c)	33.11	33.80	(2)%
PEPCO (PJM)(c)	35.65	38.15	(7)%
PJM West Hub(c)	33.30	33.95	(2)%
CAISO - NP15(c)	33.82	29.38	15%
CAISO - SP15(c)	33.42	30.22	11%
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(c) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs.

The following table summarizes average realized power prices for each region in which NRG operates for the nine months ended September 30, 2017, and 2016, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Nine months ended September 30,
Region	2017	2016	Change %
Gulf Coast	$34.42	$39.52	(13)%
East/West	40.33	42.38	(5)%
Though the average on peak power prices have increased on average by 7%, average realized prices by region for the Company have generally fluctuated at a slower rate year-over-year due to the Company's multi-year hedging program.

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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30, 2017
	Generation
(In millions)	Gulf Coast	East/West(a)	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$1,408	$651	$2,059	$—	$298	$436	$(885)	$1,908
Capacity revenue	207	438	645	—	1	256	(8)	894
Retail revenue	—	—	—	4,875	—	—	5	4,880
Mark-to-market for economic hedging activities	174	4	178	—	8	—	(1)	185
Contract amortization	11	—	11	—	(1)	(52)	1	(41)
Other revenue (b)	143	36	179	—	58	127	(58)	306
Operating revenue	1,943	1,129	3,072	4,875	364	767	(946)	8,132
Cost of fuel	(790)	(293)	(1,083)	(8)	(3)	(24)	48	(1,070)
Other cost of sales(c)	(259)	(203)	(462)	(3,661)	(8)	(21)	860	(3,292)
Mark-to-market for economic hedging activities	(22)	7	(15)	(154)	—		1	(168)
Contract and emission credit amortization	(21)	(3)	(24)	—	—		—	(24)
Gross margin	$851	$637	$1,488	$1,052	$353	$722	$(37)	$3,578
Less: Mark-to-market for economic hedging activities, net	152	11	163	(154)	8	—	—	17
Less: Contract and emission credit amortization, net	(10)	(3)	(13)	—	(1)	(52)	1	(65)
Economic gross margin	$709	$629	$1,338	$1,206	$346	$774	$(38)	$3,626
Business Metrics
MWh sold (thousands)(d)(e)	40,908	16,140			2,940	5,295
MWh generated (thousands) (f)	37,975	10,202			2,940	6,467
(a) Includes International, BETM and Generation eliminations.
(b) Renewables other revenue includes $21 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits.
(d) MWh sold excludes generation at facilities in the East, West and NRG Yield that generate revenue under capacity agreements.
(e) Does not include thermal MWh of 27 thousand or MWt of 1,450 thousand for thermal sold by NRG Yield.
(f) Does not include thermal MWh of 80 thousand or MWt of 1,450 thousand for thermal generated by NRG Yield.

	Nine months ended September 30, 2016
	Generation
(In millions)	Gulf Coast	East/West(a)	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$1,598	$896	$2,494	$—	$303	$459	$(778)	$2,478
Capacity revenue	222	468	690	—	—	256	(9)	937
Retail revenue	—	—	—	4,918	—	—	13	4,931
Mark-to-market for economic hedging activities	(270)	(9)	(279)	—	—	—	(81)	(360)
Contract amortization	11	—	11	—	(1)	(51)	—	(41)
Other revenue (b)	182	75	257	—	34	125	(33)	383
Operating revenue	1,743	1,430	3,173	4,918	336	789	(888)	8,328
Cost of fuel	(718)	(371)	(1,089)	(5)	(3)	(25)	114	(1,008)
Other cost of sales(c)	(309)	(245)	(554)	(3,628)	(9)	(23)	696	(3,518)
Mark-to-market for economic hedging activities	62	8	70	150	—	—	81	301
Contract and emission credit amortization	(22)	(4)	(26)	(5)	—	(6)	3	(34)
Gross margin	$756	$818	$1,574	$1,430	$324	$735	$6	$4,069
Less: Mark-to-market for economic hedging activities, net	(208)	(1)	(209)	150	—	—	—	(59)
Less: Contract and emission credit amortization, net	(11)	(4)	(15)	(5)	(1)	(57)	3	(75)
Economic gross margin	$975	$823	$1,798	$1,285	$325	$792	$3	$4,203
Business Metrics
MWh sold (thousands)(d)(e)	40,433	21,141			2,968	5,563
MWh generated (thousands) (f)	36,427	13,732			2,968	6,828
(a) Includes International, BETM and Generation eliminations.
(b) Renewables other revenue includes $13 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits
(d) MWh sold excludes generation at facilities in the East, West and NRG Yield that generate revenue under capacity agreements.
(e) Does not include thermal MWh of 61 thousand or MWt of 1,497 thousand for thermal sold by NRG Yield.
(f) Does not include thermal MWh of 248 thousand or MWt of 1,497 thousand for thermal generated by NRG Yield.

The table below represents the weather metrics for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
Weather Metrics	Gulf Coast	East/West
2017
CDDs (a)	2,653	1,071
HDDs (a)	674	2,041
2016
CDDs	2,605	1,098
HDDs	984	2,046
10 year average
CDDs	2,656	976
HDDs	1,167	2,277

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

Generation gross margin and economic gross margin
Generation gross margin decreased $86 million and economic gross margin decreased $460 million, both of which include intercompany sales, during the nine months ended September 30, 2017, compared to the same period in 2016:

The tables below describe the decrease in Generation gross margin and economic gross margin:

Gulf Coast Region

(In millions)
Lower gross margin due to a 12% decrease in average realized prices primarily in Texas due to lower hedged power prices	$(225)
Lower energy margin due to increased supply costs on load contracts	(39)
Lower capacity margin on contract expirations and lower demand	(29)
Lower gross margin due to a 42% decrease in ISO capacity prices and a 58% decrease in volume	(18)
Lower gross margin from a 7% decrease in nuclear generation driven by the timing of planned outages	(17)
Higher gross margin primarily due to 19% higher coal generation mainly in Texas driven by timing of planned outages	59
Other	3
Decrease in economic gross margin	$(266)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	360
Increase in contract and emission credit amortization	1
Increase in gross margin	$95

East/West

(In millions)
Lower gross margin due to a 14% decrease in generation driven by lower economic generation due to milder weather conditions and the Will County outage	$(60)
Lower gross margin by BETM due to higher gains in 2016 on over the counter strategies, offset in small part by higher gains in 2017 on congestion strategies	(45)
Lower gross margin from commercial optimization activities	(39)
Lower gross margin due to lower load contracted prices coupled with slightly lower volumes	(26)
Lower gross margin due to a 16% decrease in capacity pricing in New York of $10 million coupled with decreases in capacity pricing and volumes due to the Long Beach capacity toll expiration and unit retirements in California	(23)
Other	(1)
Decrease in economic gross margin	$(194)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	12
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(181)

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Nine months ended September 30,
(In millions except otherwise noted)	2017	2016
Retail revenue	$4,658	$4,727
Supply management revenue	147	117
Capacity revenue	70	74
Operating revenue (a)	4,875	4,918
Cost of sales (b)	(3,669)	(3,633)
Mark-to-market for economic hedging activities	(154)	150
Contract amortization	—	(5)
Gross Margin	$1,052	$1,430
Less: Mark-to-market for economic hedging activities, net	(154)	150
Less: Contract and emission credit amortization, net	—	(5)
Economic Gross Margin	$1,206	$1,285

Business Metrics
Mass electricity sales volume - GWh - Gulf Coast	28,153	27,382
Mass electricity sales volume - GWh - All other regions	4,722	5,264
C&I electricity sales volume — GWh - All regions (c)	15,228	14,357
Natural gas sales volumes (MDth)	1,941	1,423
Average Retail Mass customer count (in thousands)	2,857	2,770
Ending Retail Mass customer count (in thousands)	2,880	2,797

(a)	Includes intercompany sales of $4 million and $3 million in 2017 and 2016, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $830 million and $655 million in 2017 and 2016.

(c)	Includes volumes for 2017 for one customer that self-supplied their volumes during the first six months of 2016.

Retail gross margin decreased $378 million and economic gross margin decreased $79 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to:

(In millions)
Lower gross margin due to lower rates to customers driven by customer product, term, and mix of $95 million or approximately $2 per MWh, partially offset by lower supply costs of $5 million or approximately $0.10 per MWh driven primarily by a decrease in power prices at the time of procurement	$(90)
Lower gross margin of $9 million due to a reduction in load of 200,000 MWh, and the unfavorable impact of selling back excess supply along with $7 million of customer relief related to the impact of Hurricane Harvey in 2017	(16)
Lower gross margin of $13 million due to a reduction in load of 420,000 MWh and $2 million in lower margin due to the unfavorable impacts of selling back excess supply due to milder weather conditions in 2017 as compared to 2016	(15)
Higher gross margin due to higher volumes driven by higher average customer usage and mix	42
Decrease in economic gross margin	$(79)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(304)
Increase in contract and emission credit amortization	5
Decrease in gross margin	$(378)

Renewables gross margin and economic gross margin
Renewables gross margin increased $29 million and economic gross margin increased $21 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily driven by new distributed generation solar projects placed in service, increased margin in operations and maintenance agreements and receipt of insurance proceeds offsetting lower volume at the Ivanpah solar plant.
NRG Yield gross margin and economic gross margin
NRG Yield gross margin decreased $13 million and economic gross margin decreased by $19 million during the nine months ended September 30, 2017, compared to the same period in 2016, due to a 4% decrease in volume generated at wind projects, primarily in connection with lower wind resources at the Alta Wind and NRG Wind TE Holdco projects, as well as 5% decrease in solar generation, primarily at CVSR in connection with lower insolation.
Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges and ineffectiveness on cash flow hedges. Total net mark-to-market results increased by $76 million during the nine months ended September 30, 2017, compared to the same period in 2016.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Nine months ended September 30, 2017
	Generation
	Gulf Coast	East/West	Retail	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$113	$(32)	$(1)	$1	$21	$102
Net unrealized gains/(losses) on open positions related to economic hedges	61	36	1	7	(22)	83
Total mark-to-market gains/(losses) in operating revenues	$174	$4	$—	$8	$(1)	$185
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(12)	$1	$(51)	$—	$(21)	$(83)
Reversal of acquired gain positions related to economic hedges	—	—	(1)	—	—	(1)
Net unrealized (losses)/gains on open positions related to economic hedges	(10)	6	(102)	—	22	(84)
Total mark-to-market (losses)/gains in operating costs and expenses	$(22)	$7	$(154)	$—	$1	$(168)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Nine months ended September 30, 2016
	Generation
	Gulf Coast	East/West	Retail	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(260)	$(68)	$(1)	$—	$—	$(329)
Net unrealized (losses)/gains on open positions related to economic hedges	(10)	59	1	—	(81)	(31)
Total mark-to-market losses in operating revenues	$(270)	$(9)	$—	$—	$(81)	$(360)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses on settled positions related to economic hedges	$26	$10	$218	$—	$—	$254
Reversal of acquired gain positions related to economic hedges	—	(10)	(1)	—	—	(11)
Net unrealized gains/(losses) on open positions related to economic hedges	36	8	(67)	—	81	58
Total mark-to-market gains in operating costs and expenses	$62	$8	$150	$—	$81	$301

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date.
For the nine months ended September 30, 2017, the $185 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, as well as an increase in value of open positions as a result of decreases in PJM power prices, New York capacity prices, and natural gas prices. The $168 million loss in operating costs and expenses from economic hedge positions was driven primarily by the decrease in value of open positions as a result of decreases in coal, natural gas, and ERCOT power prices, as well as the reversal of previously recognized unrealized gains on contracts that settled during the period.
For the nine months ended September 30, 2016, the $360 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $301 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, as well as the increase in value of open positions as a result of increases in natural gas prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2017, and 2016. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Nine months ended September 30,
(In millions)	2017	2016
Trading gains/(losses)
Realized	$18	$67
Unrealized	(7)	27
Total trading gains	$11	$94

Operations and Maintenance Expense

	Generation		Retail	Renewables	NRG Yield	Corporate	Eliminations	Total
	Gulf Coast	East/West(a)
	(In millions)
Nine months ended September 30, 2017	$370	$284	$170	$91	$143	$12	$(32)	$1,038
Nine months ended September 30, 2016	419	374	178	93	134	19	(21)	1,196

(a)	Includes International, BETM and generation eliminations of $3 million in 2017 and $4 million in 2016.

Operations and maintenance expense decreased by $158 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to the following:

(In millions)
Decrease in operation and maintenance expenses due to major maintenance activities and environmental control work at Midwest Generation in 2016	$(68)
Decrease in operation and maintenance expenses due to lower expenses at Big Cajun II in 2017	(26)
Decrease in operation and maintenance expenses due to the deactivation of the Huntley and Dunkirk facilities in 2016	(16)
Decrease in operation and maintenance expenses due to a reduction in normal maintenance at various gas and coal facilities in Texas	(15)
Decrease in Retail operation and maintenance expenses due to reduced headcount	(8)
Decrease in operations and maintenance expenses related to outage work at Arthur Kill in 2016	(6)
Decrease in operations and maintenance expenses due to a reduction in headcount related to the sale of the Engine Services business	(4)
Other	(15)
$(158)

Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Generation	Retail	Renewables	NRG Yield	Corporate	Total
	(In millions)
Nine months ended September 30, 2017	$155	$337	$43	$16	$146	$697
Nine months ended September 30, 2016	195	362	43	10	191	801
Selling, general and administrative expenses decreased by $104 million for the nine months ended September 30, 2017, compared to the same period in 2016. The decrease in year over year expenses is due primarily to a reduction in personnel costs and selling and marketing activities as the Company continues to focus on cost management.
Reorganization
Reorganization expenses of $18 million were incurred during the third quarter of 2017 related to the Transformation Plan announced on July 12, 2017.
Loss on Sale of Assets
During the nine months ended September 30, 2016, the Company sold a majority interest in its EVgo business to Vision Ridge Partners, as described in Note 3, Discontinued Operations, Dispositions and Acquisitions, of this Form 10-Q, which resulted in a loss on sale of $79 million .
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
Interest Expense
NRG's interest expense decreased by $26 million for the nine months ended September 30, 2017, compared to the same period in 2016 due to the following:

(In millions)
Decrease due to the repurchase of Senior Notes in 2016 of $127 million, partly offset by Senior Notes issued in 2016 of $78 million	$(49)
Decrease due to termination of swaps related to 2016 Capistrano debt refinancing	(16)
Increase due to the issuance of Utah Portfolio debt, due 2022 and CVSR Holdco Notes, due 2037 during 2016	16
Increase due to the issuance of Carlsbad Energy Project debt and Agua Caliente HoldCo, due 2038 during 2017	10
Increase in derivative interest expense from changes in fair value of interest rate swaps	9
Increase due to the issuance of Yield Operating Senior Notes, due 2026, partially offset by repayment of the Yield Revolving Credit Facility, due 2019 during 2016	8
Other	(4)
$(26)
Income Tax Expense
For the nine months ended September 30, 2017, NRG recorded income tax expense of $5 million on a pre-tax income of $125 million. For the same period in 2016, NRG recorded income tax expense of $75 million on a pre-tax loss of $17 million. The effective tax rate was 4.0% and (441.2)% for the nine months ended September 30, 2017 and 2016, respectively.
For the nine months ended September 30, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs and ITCs from various wind and solar facilities, respectively, partially offset by the inclusion of consolidated partnerships and current state tax expense.
For the nine months ended September 30, 2016, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due the amortization of indefinite lived assets, the inclusion of consolidated partnerships, state tax expense and the expense for the change in valuation allowance.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
For the nine months ended September 30, 2017 and 2016, net loss attributable to noncontrolling interests and redeemable noncontrolling interests primarily reflects net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method, partially offset by NRG Yield, Inc.'s share of net income.
(Loss)/Income from Discontinued Operations, Net of Income Tax (Benefit)/Expense
For the nine months ended September 30, 2017, NRG recorded loss from discontinued operations, net of income tax (benefit)/expense of $802 million.

For the nine months ended September 30, 2016, NRG recorded income from discontinued operations, net of income tax (benefit)/expense of $256 million.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2017 and December 31, 2016, NRG's liquidity, excluding collateral received, was approximately $3.4 billion and $2.4 billion, respectively, comprised of the following:

(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents:
NRG excluding NRG Yield	$1,044	$621
NRG Yield and subsidiaries	179	317
Restricted cash - operating	124	56
Restricted cash - reserves (a)	413	390
Total	1,760	1,384
Total credit facility availability	1,604	989
Total liquidity, excluding collateral received	$3,364	$2,373
(a) Includes reserves primarily for debt service, performance obligations, and capital expenditures.
For the nine months ended September 30, 2017, total liquidity, excluding collateral funds deposited by counterparties, increased by $1 billion. Changes in cash and cash equivalents balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2017 were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
The following table summarizes the Company's credit ratings as of September 30, 2017:

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
On October 6, 2017, Moody's upgraded the NRG rating outlook to positive from stable and affirmed NRG's Ba3 Corporate Family Rating.

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
Carlsbad Project Financing
On May 26, 2017, Carlsbad Energy Holdings, LLC entered into a note payable agreement with financial institutions for the issuance of up to $407 million of senior secured notes that bear interest at a rate of 4.12%, and mature on October 31, 2038. As of September 30, 2017, all $407 million of these notes were outstanding.
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
ROFO Agreement Expansion and Offer
On February 24, 2017, the Company amended and restated the ROFO Agreement to expand the ROFO assets pipeline with the addition of 234 net MW of utility-scale solar projects. These assets include Buckthorn Solar, a 154 net MW facility located in Texas, and the Hawaii Solar projects, which have a combined capacity of 80 net MW.
On October 17, 2017, the Company offered NRG Yield, Inc. the opportunity to purchase 100% of its ownership interest in Buckthorn Solar pursuant to the ROFO Agreement.
Sale of Assets to NRG Yield, Inc.
On November 1, 2017, NRG completed the sale of a 38 MW solar portfolio primarily comprised of assets from SPP funds, in addition to other projects developed by NRG, to NRG Yield, Inc. for cash consideration of $71 million, plus $3 million in working capital adjustments.
On August 1, 2017, NRG closed on its sale of the remaining 25% interest in NRG Wind TE Holdco, a portfolio of 12 wind projects, to NRG Yield, Inc. for total cash consideration of $44 million. The transaction also includes potential additional payments to NRG dependent on actual energy prices for merchant periods beginning in 2027.
On May 23, 2017, NRG offered NRG Yield, Inc. the opportunity to form a new distributed solar investment partnership enabling up to $50 million in investment by NRG Yield, Inc. In addition, on July 31, 2017, NRG offered NRG Yield, Inc. equity interests in a 38 MW portfolio of distributed and small utility-scale solar assets primarily comprised of assets from NRG's Solar Power Partners, or SPP, funds in addition to other projects developed since the acquisition of SPP. These equity interests are not part of the ROFO Agreement. Both the distributed solar investment partnership and the distributed and small utility-scale solar acquisitions are subject to negotiation and approval by NRG Yield, Inc.'s independent directors. As of September 30, 2017, NRG Yield, Inc has invested $41 million in distributed solar investment partnerships with NRG.
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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of September 30, 2017, all hedges under the first liens were out-of-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of September 30, 2017:

Equivalent Net Sales Secured by First Lien Structure (a)	2017	2018	2019	2020	2021
In MW	1,458	1,093	—	—	—
As a percentage of total net coal and nuclear capacity (b)	27%	20%	—%	—%	—%

(a)	Equivalent net sales include natural gas swaps converted using a weighted average heat rate by region.

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
Senior Note Redemptions
On October 16, 2017, the Company redeemed $398 million of its 7.625% Senior Notes due 2018 and $206 million of its 7.875% Senior Notes due 2021 for $630 million, which included $14 million in accrued interest. As a result of the senior note redemptions a $12 million loss on debt extinguishment will be recorded in the fourth quarter of 2017. In addition, the Company expects to save approximately $47 million in annualized interest.
Restructuring Support Agreement
As described in Note 3, Discontinued Operations, Dispositions and Acquisitions, NRG, the GenOn Entities and certain holders of the GenOn and GenOn Americas Generation Senior Notes entered into a Restructuring Support Agreement, that provides for a restructuring and recapitalization of GenOn through a prearranged plan of reorganization. Certain principal terms of the Restructuring Support Agreement include that NRG will provide settlement consideration to GenOn of $261.3 million, which will be paid in cash less any amounts owed to NRG under the intercompany secured revolving credit facility. As of June 30, 2017, GenOn owed NRG approximately $125 million under the intercompany secured revolving credit facility. NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, to be utilized for required letters of credit in lieu of the intercompany secured revolving credit facility. GenOn can no longer utilize the intercompany secured revolving credit facility and, on July 27, 2017, the letter of credit facility was terminated, as GenOn has obtained a separate letter of credit facility with a third party financial institution. In addition, NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization, which was paid in September 2017. GenOn’s pension liability as of September 30, 2017 was approximately $106 million. See Note 1, Basis of Presentation, for further discussion regarding the October 30, 2017 proposed changes to the Restructuring Support Agreement, which includes the retention of the liability for GenOn’s post-employment and retiree health and welfare benefits, in an amount up to $25 million, recorded as a liability as of September 30, 2017.

Revolving Credit Facility
As of September 30, 2017, there were no cash borrowings outstanding on the revolver.
Commercial Operations
NRG's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of September 30, 2017, commercial operations had total cash collateral outstanding of $274 million, and $606 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of September 30, 2017, total collateral held from counterparties was $31 million in cash and $17 million in letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on NRG's credit ratings and general perception of its creditworthiness.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments for the nine months ended September 30, 2017, and the currently estimated capital expenditure and growth investments forecast for the remainder of 2017.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
Generation
Gulf Coast	$73	$1	$3	$77
East/West	17	24	240	281
Retail	22	—	33	55
Renewables	3	—	309	312
NRG Yield	21	—	2	23
Corporate	11	—	1	12
Total cash capital expenditures for the nine months ended September 30, 2017	147	25	588	760
Funding from third party equity partners, cash grants and debt financing, net of fees	—	—	(815)	(815)
Other investments (a)	—	—	95	95
Total capital expenditures and investments, net of financings	147	25	(132)	40

Estimated capital expenditures for the remainder of 2017	76	10	430	516
Funding from third party equity partners, cash grants and debt financing, net of fees	—	—	(211)	(211)
NRG estimated capital expenditures for the remainder of 2017, net of financings	$76	$10	$219	$305

(a)	Other investments include restricted cash activity.

•
Environmental capital expenditures — For the nine months ended September 30, 2017, the Company's environmental capital expenditures included DSI/ESP upgrades at the Powerton facility and the Joliet gas conversion to satisfy CPS.

•
Growth Investments capital expenditures — For the nine months ended September 30, 2017, the Company's growth investment capital expenditures included $245 million for solar projects, $241 million for repowering projects, $65 million for wind projects and $37 million for the Company's other growth projects.

Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2017 through 2021 required to comply with environmental laws will be approximately $60 million, which includes $16 million for Midwest Generation. The increase from last quarter is driven primarily by the addition of the anticipated costs of adding NOx control equipment at certain of the Company's units in Connecticut.
Dividends
The following table lists the dividends paid during the nine months ended September 30, 2017:

	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Dividends per Common Share	$0.030	$0.030	$0.030
On October 18, 2017, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2017, to stockholders of record as of November 1, 2017 representing $0.12 on an annualized basis.
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
(a) See Regulatory Matters in the Management's Discussion and Analysis to this Form 10-Q for recent developments in the permitting process that may impact the viability of the Puente project.
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

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative nine month periods:

	Nine months ended September 30,
	2017	2016	Change
	(In millions)
Net cash used by operating activities	$806	$1,741	$(935)
Net cash used by investing activities	(765)	(255)	(510)
Net cash provided by financing activities	59	(587)	646
Net Cash Used By Operating Activities
Changes to net cash used by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to changes in commodity prices	$(364)
Decrease in operating income adjusted for non-cash items	(216)
Decrease in other assets and liabilities	(127)
Cash used by discontinued operations	(105)
Decrease in accounts payable due to lower expenses and the timing of payments in 2017 compared to 2016.	(68)
Increase in inventory due to lower generation in 2017, combined with earlier inventory purchases in the fourth quarter of 2015 for anticipated 2016 generation requirements	(64)
Other	(35)
Decrease in accounts receivable due to the timing of cash receipts in 2017 compared to 2016	44
$(935)
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Cash used by discontinued operations	$(379)
Decrease in maintenance and environmental capital expenditures, offset by an increase in growth capital expenditures	(101)
Proceeds from sale of assets in 2016 compared to 2017	(48)
Increase in cash paid for acquisitions in 2017 compared to 2016	(18)
Other	(7)
Net increase in emissions allowances activity	43
$(510)
Net Cash Provided By Financing Activities
Changes to net cash provided by financing activities were driven by:

(In millions)
Increase in borrowings, primarily related to Agua Caliente Borrower 1 & 2, 2038 Senior Notes and the Carlsbad Project Financing as well as reduced payments due to repurchases of Senior Notes in 2016	$538
Increase due to purchase of preferred stock in 2016	226
Increase in cash contributions, net of distributions from non-controlling interest in 2017	192
Decrease in debt extinguishment cost	98
Decrease in payment of dividends, primarily related to reduction of NRG dividend rate in the first quarter of 2016	38
Decrease in deferred debt issuance cost	27
Decrease in financing element related to acquired derivatives	(5)
Payment for affiliate receivable	(125)
Cash used by discontinued operations	(343)
$646

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2017, the Company had total domestic pre-tax book income of $112 million and foreign pre-tax book income of $13 million. As of December 31, 2016, the Company had cumulative domestic Federal NOL carryforwards of $3.4 billion, of which $1.2 billion is from GenOn Energy, Inc. and subsidiaries which will begin expiring in 2026 and cumulative state NOL carryforwards of $4.9 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $196 million, which do not have an expiration date. Contingent upon GenOn's emergence from bankruptcy, the Company will recognize an estimated $7.8 billion worthless stock deduction for tax purposes. The NOL balances of $1.2 billion will remain with the GenOn group of companies upon emergence from bankruptcy.
In addition to these amounts, the Company has $36 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $25 million in 2017.
The Company has recorded a non-current tax liability of $40 million until final resolution with the related taxing authority. The $40 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2017, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 9, Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $616 million as of September 30, 2017. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2016 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2016 Form 10-K. See also Note 8, Debt and Capital Leases, and Note 15, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and nine months ended September 30, 2017.

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2017.

Derivative Activity (Losses)/Gains	(In millions)
Fair Value of Contracts as of December 31, 2016	$(128)
Contracts realized or otherwise settled during the period	21
Changes in fair value	(41)
Fair Value of Contracts as of September 30, 2017	$(148)

	Fair Value of Contracts as of September 30, 2017
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 1	$(34)	$(30)	$(5)	$—	$(69)
Level 2	11	(28)	(14)	—	(31)
Level 3	(24)	(11)	(5)	(8)	(48)
Total	$(47)	$(69)	$(24)	$(8)	$(148)
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2017, NRG's net derivative liability was $148 million, a decrease to total fair value of $20 million as compared to December 31, 2016. This decrease was driven by losses in fair value, largely offset by the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $39 million in the net value of derivatives as of September 30, 2017. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in a decrease of approximately $62 million in the net value of derivatives as of September 30, 2017.

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
The Company performs its annual test of goodwill impairment during the fourth quarter.  The Company tests its long-lived assets for impairment whenever indicators of impairment exist. The Company’s annual budget is utilized to determine the cash flows associated with the Company’s long-lived assets, which incorporates various assumptions, including the Company’s long-term view of natural gas prices and its impact on merchant power prices and fuel costs. The Company’s annual budget process is finalized and approved by the Board of Directors in the fourth quarter. It is reasonably possible that the updated long term cash flows will not support the carrying value of certain assets, and the Company will be required to test such assets for impairment. This could also have a negative impact on the fair value of the reporting units that have goodwill balances.  This decrease in power prices could also result in an adverse change in the manner that long-lived assets are used, or result in the Company selling an asset before the end of its previously estimated useful life, at a price that is lower than its carrying amount. During the preparation of the budget, the Company noted that management’s view of long term merchant power prices has decreased, and accordingly, it is reasonably possible that certain of the Company's goodwill and/or long-lived assets will be significantly impaired during the fourth quarter of 2017.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and nine months ended September 30, 2017 and 2016:

(In millions)	2017	2016
VaR as of September 30,	$40	$40
Three months ended September 30,
Average	$30	$59
Maximum	40	72
Minimum	25	40
Nine months ended September 30,
Average	$27	$58
Maximum	40	72
Minimum	20	40
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of September 30, 2017, for the entire term of these instruments entered into for both asset management and trading was $17 million, primarily driven by asset-backed transactions.
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
If all of the above swaps had been discontinued on September 30, 2017, the Company would have owed the counterparties $43 million. Based on the credit ratings of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of September 30, 2017, a 1% change in variable interest rates would result in a $13.8 million change in interest expense on a rolling twelve month basis.

As of September 30, 2017, the fair value and related carrying value of the Company's debt was $17.4 billion and $17.1 billion, respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $984 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $164 million as of September 30, 2017, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $149 million as of September 30, 2017. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through September 30, 2017, see Note 15, Commitments and Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2016 Form 10-K, and Part II, Item 1A of the Company's Form 10-Q for the quarter ended June 30, 2017. There have been no material changes in the Company's risk factors since those reported in its 2016 Form 10‑K and its Form 10-Q for the quarter ended June 30, 2017.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
See Note 3, Discontinued Operations, Dispositions and Acquisitions, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a description of events of default by GenOn and GenOn Americas Generation under the GenOn Senior Notes and the GenOn Americas Generation Senior Notes.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
10.1
Amended and Restated Backstop Commitment Letter, dated as of October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the guarantors party thereto and backstop parties thereto.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.2
First Amendment, dated as of October 2, 2017, to the Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, NRG Energy, Inc. and the consenting noteholders party thereto.
Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.3
Consent Agreement, dated as of October 30, 2017, by and among GenOn Energy, Inc, GenOn Americas Generation LLC, and certain of their directly and indirectly owned subsidiaries listed on the signature pages thereto, and the Required Consenting Noteholders.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 1, 2017.
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

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: November 2, 2017	Chief Accounting Officer (Principal Accounting Officer)