Form 10-K
period 2017-12-31
NRG ENERGY, INC.
filed 2018-03-01
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to .
Commission file No. 001-15891
     NRG Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1724239 (I.R.S. Employer Identification No.)

804 Carnegie Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 524-4500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4,880,501,096 based on the closing sale price of $17.22 as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, par value $0.01 per share	317,637,917
Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Glossary of Terms
        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2023 Term Loan Facility	The Company's $1.9 billion term loan facility due 2023, a component of the Senior Credit Facility
AEP	American Electric Power
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates – updates to the ASC
August 2017 Drop Down Assets	The remaining 25% interest in NRG Wind TE Holdco, which was sold to NRG Yield, Inc. on August 1, 2017
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
AZNMSNV	Arizona, New Mexico and Southern Nevada
Backlog	Projects that are under construction, contracted, or awarded and represents a higher level of execution certainty
BACT	Best Available Control Technology
Bankruptcy Code	Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
Baseload	Units expected to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously
BETM	Boston Energy Trading and Marketing LLC
BTU	British Thermal Unit
Business Solutions	NRG's business solutions group, which includes demand response, commodity sales, energy efficiency and energy management services
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Carlsbad	Carlsbad Energy Center, a 527 MW natural gas fired project located in Carlsbad, CA
CASPR	Competitive Auctions with Sponsored Resources
CCF	Carbon Capture Facility
CDD	Cooling Degree Day
CDWR	California Department of Water Resources
CEC	California Energy Commission
CenterPoint	CenterPoint Energy Houston Electric, LLC
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
C&I	Commercial, industrial and governmental/institutional
CES	Clean Energy Standard
Cleco	Cleco Energy LLC
CO2	Carbon Dioxide
CO2e	Carbon Dioxide Equivalents
COD	Commercial Operation Date
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
CPP	Clean Power Plan
CPS	Combined Pollutant Standard

CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CVSR	California Valley Solar Ranch
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DGPV Holdco 1	NRG DGPV Holdco 1 LLC
DGPV Holdco 2	NRG DGPV Holdco 2 LLC
DGPV Holdco 3	NRG DGPV Holdco 3 LLC
Distributed Solar	Solar power projects that primarily sell power to customers for usage on site, or are interconnected to sell power into a local distribution grid
DNREC	Delaware Department of Natural Resources and Environmental Control
Dominion	Dominion Resources, Inc.
Drop Down Assets
Collectively, the June 2014 Drop Down Assets, the January 2015 Drop Down Assets, the November 2015 Drop Down Assets, the September 2016 Drop Down Assets, the March 2017 Drop Down Assets, the August 2017 Drop Down Assets, and the November 2017 Drop Down Assets

DSI	Dry Sorbent Injection
DSU	Deferred Stock Unit
Economic gross margin	Sum of energy revenue, capacity revenue, retail revenue and other revenue, less cost of fuels and other cost of sales
El Segundo Energy Center	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
EMAAC	Eastern Mid-Atlantic Area Council
Energy Plus Holdings	Energy Plus Holdings LLC
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EPSA	The Electric Power Supply Association
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ERISA	The Employee Retirement Income Security Act of 1974
ESP	Electrostatic Precipitator
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
ESPS	Existing Source Performance Standards
EWG	Exempt Wholesale Generator
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
FPA	Federal Power Act
Fresh Start	Reporting requirements as defined by ASC-852, Reorganizations
FTRs	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $695 million outstanding unsecured senior notes consisting of $366 million of 8.5% senior notes due 2021 and $329 million of 9.125% senior notes due 2031

GenOn Entities
GenOn and certain of its wholly owned subsidiaries, including GenOn Americas Generation, that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on June 14, 2017

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

GHG	Greenhouse Gas
GIP	Global Infrastructure Partners
Green Mountain Energy	Green Mountain Energy Company
GW	Gigawatt
GWh	Gigawatt Hour
HAP	Hazardous Air Pollutant
HDD	Heating Degree Day
Heat Rate
A measure of thermal efficiency computed by dividing the total BTU content of the fuel burned by the resulting kWhs generated. Heat rates can be expressed as either gross or net heat rates, depending whether the electricity output measured is gross or net generation and is generally expressed as BTU per net kWh

HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IPA	Illinois Power Agency
IPPNY	Independent Power Producers of New York
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
January 2015 Drop Down Assets	The Laredo Ridge, Tapestry and Walnut Creek projects, which were sold to NRG Yield, Inc. on January 2, 2015
June 2014 Drop Down Assets	The High Desert, Kansas South and El Segundo Energy Center projects, which were sold to NRG Yield, Inc. on June 30, 2014
kWh	Kilowatt-hour
LaGen	Louisiana Generating LLC
LIBOR	London Inter-Bank Offered Rate
LSE	Load Serving Entities
LTIPs	Collectively, the NRG LTIP and the NRG GenOn LTIP
LTSA	Long-Term Service Agreement
MAAC	Mid-Atlantic Area Council
March 2017 Drop Down Assets	(i) 16% interest in the Agua Caliente solar project and (ii) NRG's interests in seven utility-scale solar projects located in Utah, which were sold to NRG Yield, Inc. on March 27, 2017
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass Market	Residential and small commercial customers
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDE	Maryland Department of the Environment
MDth	Thousand Dekatherms
Merger	The merger completed on December 14, 2012 by NRG and GenOn pursuant to the Merger Agreement
Merger Agreement	The agreement by and among NRG, GenOn and Plus Merger Corporation, dated as of July 20, 2012

Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
MSU	Market Stock Unit
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NEPGA	New England Power Generators Association
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Capacity Factor
The net amount of electricity that a generating unit produces over a period of time divided by the net amount of electricity it could have produced if it had run at full power over that time period. The net amount of electricity produced is the total amount of electricity generated minus the amount of electricity used during generation

Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NJDEP	New Jersey Department of Environmental Protection
NOL	Net Operating Loss
NOV	Notice of Violation
November 2015 Drop Down Assets	75% of the Class B interests of NRG Wind TE Holdco, which owns a portfolio of 12 wind facilities totaling 814 net MW
November 2017 Drop Down Assets	A 38 MW solar portfolio primarily comprised of assets from SPP funds, in addition to other projects developed by NRG, which were sold to NRG Yield, Inc. on November 1, 2017
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NQSO	Non-Qualified Stock Option
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG GenOn LTIP	NRG 2010 Stock Plan for GenOn Employees (formerly the GenOn Energy, Inc. 2010 Omnibus Incentive Plan, which was assumed by NRG in connection with the Merger)
NRG LTIP	NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan
NRG Wind TE Holdco	NRG Wind TE Holdco LLC
NRG Yield	Reporting segment including the projects owned by NRG Yield, Inc.
NRG Yield 2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019 issued by NRG Yield, Inc.
NRG Yield 2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020 issued by NRG Yield, Inc.
NRG Yield, Inc.	NRG Yield, Inc., the owner of 53.7% of the economic interests of NRG Yield LLC with a controlling interest, and issuer of publicly held shares of Class A and Class C common stock
NRG Yield Operating 2024 Senior Notes	NRG Yield Operating LLC's $500 million of 5.375% unsecured senior notes due 2024
NRG Yield Operating 2026 Senior Notes	NRGY Yield Operating LLC's $350 million of 5.00% unsecured senior notes due 2026
NRG Yield LLC	NRG Yield LLC, which owns, through its wholly owned subsidiary, NRG Yield Operating LLC, all of the assets set forth in the NRG Yield segment
NSPS	New Source Performance Standards
NSR	New Source Review

Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2
Nuclear Waste Policy Act	U.S. Nuclear Waste Policy Act of 1982
NYAG	State of New York Office of Attorney General
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PER	Peak Energy Rent
Petition Date	June 14, 2017
Pipeline	Projects that range from identified lead to shortlisted with an offtake, and represents a lower level of execution certainty
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PSU	Performance Stock Unit
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under PURPA
RCRA	Resource Conservation and Recovery Act of 1976
Reliant Energy	Reliant Energy Retail Services, LLC
REMA	NRG REMA LLC, which leases a 100% interest in the Shawville generating facility and 16.7% and 16.5% interests in the Keystone and Conemaugh generating facilities, respectively
Restructuring Support Agreement
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017 and as amended on October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, and subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto

Retail	Reporting segment that includes NRG's residential and small commercial businesses which go to market as Reliant, NRG and other brands owned by NRG, as well as Business Solutions
Revolving Credit Facility
The Company's $2.5 billion revolving credit facility, a component of the Senior Credit Facility. The revolving credit facility consists of $289 million of Tranche A Revolving Credit Facility, due 2018, and $2.2 billion of Tranche B Revolving Credit Facility, due 2021

Prior to June 30, 2016, the Company's $2.5 billion revolving credit facility due 2018, a component of the Senior Credit Facility. On June 30, 2016, the Company replaced the Senior Credit Facility, including the Revolving Credit Facility

RFP	Request For Proposal
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
ROFO	Right of First Offer
ROFO Agreement	Second Amended and Restated Right of First Offer Agreement by and between NRG Energy, Inc. and NRG Yield, Inc.
RPM	Reliability Pricing Model
RPS	Renewable Portfolio Standards
RPSU	Relative Performance Stock Unit
RPV Holdco	NRG RPV Holdco 1 LLC
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization

RTR	Renewable Technology Resource
SCE	Southern California Edison Company
SCR	Selective Catalytic Reduction Control System
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Credit Facility
NRG's senior secured credit facility, comprised of the Revolving Credit Facility and the 2023 Term Loan Facility

Prior to June 30, 2016, the Company's senior secured facility, comprised of the Term Loan Facility and the Revolving Credit Facility. On June 30, 2016, the Company replaced the Senior Credit Facility with the 2016 Senior Credit Facility

Senior Notes
As of December 31, 2017, NRG's $4.8 billion outstanding unsecured senior notes consisting of $992 million of 6.25% senior notes due 2022, $733 million of 6.25% senior notes due 2024, $1.0 billion of the 7.25% senior notes due 2026, $1.25 billion of the 6.625% senior notes due 2027, and $870 million of 5.75% senior notes due 2028

Services Agreement
NRG provided GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with GenOn

Settlement Agreement
A settlement agreement and any other documents necessary to effectuate the settlement among NRG, GenOn, and certain holders of senior unsecured notes of GenOn Americas Generations and GenOn, and certain of GenOn's direct and indirect subsidiaries

September 2016 Drop Down Assets	The CVSR Holdco interest, which was sold to NRG Yield, Inc. on September 1, 2016
SIFMA	Securities Industry and Financial Markets Association
SNF	Spent Nuclear Fuel
SO2	Sulfur Dioxide
South Central
NRG's South Central business, which owns and operates a 3,555 MW portfolio of generation assets consisting of 225 MW Bayou Cove, 430 MW Big Cajun-I, 1,461 MW Big Cajun-II, 1,263 MW Cottonwood and 176 MW Sterlington, and serves a customer base of cooperatives, municipalities and regional utilities under load contracts.

SPP	Solar Power Partners
S&P	Standard & Poor's
STP	South Texas Project — nuclear generating facility located near Bay City, Texas in which NRG owns a 44% interest
STPNOC	South Texas Project Nuclear Operating Company
Tax Act	The Tax Cuts and Jobs Act of 2017
TCPA	Telephone Consumer Protection Act
Term Loan Facility	Prior to June 30, 2016, the Company's $2.0 billion term loan facility due 2018.
Texas Genco	Texas Genco LLC
Thermal Business
NRG Yield, Inc.’s thermal business, which consists of thermal infrastructure assets that provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units

TSA	Transportation Services Agreement
TSR	Total Shareholder Return
TVA	Tennessee Valley Authority
TWCC	Texas Westmoreland Coal Co.
TWh	Terawatt Hour
UNFCCC	United Nations Framework Convention on Climate Change
UPMC	University of Pittsburgh Medical Center
U.S.	United States of America
U.S. DOE	U.S. Department of Energy

Utility-Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level
VaR	Value at Risk
VCP	Voluntary Clean-Up Program
VIE	Variable Interest Entity
WECC	Western Electricity Coordinating Council
WST	Washington-St. Tammany Electric Cooperative, Inc.
Yield Operating	NRG Yield Operating LLC

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
Strategy
NRG's strategy is to maximize stockholder value through the safe production and sale of reliable power to its customers in the markets served by the Company, while positioning the Company to provide fully integrated solutions to the end-use energy consumer. This strategy is intended to enable the Company to create and maintain growth at reasonable margins while de-risking the Company in terms of reduced and mitigated exposure to cyclical commodity price risk. At the same time, the Company's relentless commitment to safety for its employees, customers and partners continues unabated.
To effectuate the Company’s strategy, NRG is focused on: (i) excellence in operating performance of its existing assets including repowering its power generation assets at premium sites and optimal hedging of generation assets and retail load operations; (ii) serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels with a variety of retail energy products and services differentiated by innovative features, premium service, sustainability, and loyalty/affinity programs; (iii) deploying innovative and renewable energy solutions for consumers within its retail businesses; and (iv) engaging in a proactive capital allocation plan focused on achieving the regular return of and on stockholder capital within the dictates of prudent balance sheet management, including reducing consolidated debt and pursuing selective acquisitions, joint ventures, divestitures and investments.

Transformation Plan
NRG is in the process of executing its Transformation Plan, which is designed to significantly strengthen earnings and cost competitiveness, lower risk and volatility, and create significant shareholder value. The Company expects to fully implement the Transformation Plan by the end of 2020 with significant completion by the end of 2018. The three-part, three-year plan is comprised of the following targets and the Company's progress toward achieving such targets are as follows:

Operations and cost excellence
Cost savings and margin enhancement of $1,065 million recurring, which consists of $590 million of annual cost savings, a $215 million net margin enhancement program, $50 million annual reduction in maintenance capital expenditures, and $210 million in permanent selling, general and administrative expense reduction associated with asset sales.

• During the year ended December 31, 2017, the Company realized annual cost savings of $150 million.
Portfolio optimization
Targeting up to $3.2 billion of asset sale cash proceeds, including divestitures of 6 GWs of conventional generation and businesses (excluding GenOn) and the expected monetization of 100% of its interest in NRG Yield, Inc. and its renewables platform.

• On February 6, 2018, NRG announced agreements to sell (i) NRG's full ownership interest in NRG Yield, Inc. and NRG's renewables platform, a 3,440 MW portfolio, for cash of $1.375 billion, subject to certain adjustments; and (ii) NRG's South Central business, a 3,555 MW portfolio of generation assets, for cash of $1.0 billion, subject to certain adjustments. The transactions are subject to customary closing conditions and are expected to close in the second half of 2018.

• Also on February 6, 2018, NRG entered into agreements with NRG Yield, Inc. to sell Carlsbad Energy Center, a 527 MW natural gas fired project, for cash of $365 million, subject to certain adjustments, and Buckthorn Solar, a 154 MW solar facility, for cash of $42 million, subject to certain adjustments.

• On February 23, 2018, NRG entered into an agreement to sell BETM for $70 million. The transaction is subject to customary closing conditions and is expected to close in the second half of 2018.

• In 2017, NRG executed asset sales of 322 MW for aggregate cash of $150 million, which includes sales to NRG Yield, Inc. and sale of Minnesota wind projects to third parties.

Capital structure and allocation enhancement
A prioritized capital allocation strategy that targets a reduction in consolidated debt from approximately $19.5 billion ($18 billion net debt) to approximately $6.5 billion ($6 billion net debt). Following the completion of the contemplated asset sales, the Company expects approximately $5.3 billion in excess cash to be available for allocation through 2020, after achieving its targeted 3.0x net debt / Adjusted EBITDA corporate credit ratio.

• During 2017, NRG reduced its net corporate debt by $604 million.

• Expected reduction in non-recourse debt related to the sale of NRG's ownership in NRG Yield, Inc. and the NRG renewables platform and the sales of Carlsbad Energy Center and Buckthorn Solar, which represented $7.1 billion as of December 31, 2017.

Working Capital and Costs to Achieve
The Company expects to realize (i) $370 million of non-recurring working capital improvements through 2020, and (ii) approximately $290 million one-time costs to achieve.
• During 2017, NRG realized $221 million of working capital improvements and $44 million of one-time costs to achieve.

Business Overview
As of December 31, 2017, the Company’s core businesses include (i) wholesale conventional generation, (ii) retail electricity for residential and commercial, including personal power solutions and Business Solutions, which includes C&I customers and other distributed and reliability products (included in the Retail segment, effective in January 2017), (iii) contracted generation owned by NRG Yield, Inc. (included in the NRG Yield segment) and (iv) renewable utility scale and distributed generation assets that are constructed or in development and that are not otherwise owned by NRG Yield, Inc. (included in the Renewables segment). On June 14, 2017, NRG deconsolidated GenOn for financial reporting purposes as a result of the GenOn bankruptcy filings.
Generation
The Company’s wholesale power generation business includes plant operations, commercial operations, EPC, energy services and other critical related functions. In addition to the traditional functions, the wholesale power generation business also includes NRG’s conventional distributed generation business, consisting of reliability, combined heat and power and large-scale distributed generation.
The wholesale generation business is capital-intensive and commodity-driven with numerous industry participants that compete on the basis of the location of their plants, fuel mix, plant efficiency and the reliability of the services offered. The Company has a diversified power generation portfolio, with approximately 28,000 MW of fossil fuel and nuclear generation capacity at 51 plants as of December 31, 2017. The Company's power generation assets are diversified by fuel-type, dispatch level and region, which helps mitigate the risks associated with fuel price volatility and market demand cycles. NRG's U.S. baseload and intermediate facilities provide the Company with a significant source of cash flow, while its peaking facilities provide NRG with opportunities to capture significant upside potential that can arise during periods of high demand, which typically drive higher energy prices. As of December 31, 2017, less than 25% of the Company's consolidated operating revenues were derived from coal-fired operating assets. As noted above, the Company expects to sell its 3,555 MW South Central business in the second half of 2018.
Wholesale power generation is a regional business that is currently highly fragmented and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identities of the companies the Company competes with depending on the market. Competitors include regulated utilities, municipalities, cooperatives, other independent power producers, and power marketers or trading companies, including those owned by financial institutions. Many of the Company's generation assets, however, are located within densely populated areas that tend to have higher wholesale pricing as a result of relatively favorable local supply-demand balance. The Company has generation assets located in or near major metropolitan areas. The Company believes that its extensive generation portfolio provides asset optimization opportunities. The Company currently has over 500 MW targeted for repowering initiatives, all of which are under development or construction. In addition, the Company evaluates opportunities for new generation, on both a merchant and contracted basis.
Retail
Retail provides energy and related services to residential, industrial and commercial consumers through various brands and sales channels across the U.S. In 2017, Retail delivered approximately 63 TWhs and served approximately 2.9 million customers. Retail's results make it one of the largest competitive energy retailers in the U.S. The majority of Retail's sales come in the competitive retail energy markets of Texas, Pennsylvania, Connecticut, Delaware, Illinois, Maryland, Massachusetts, New Jersey, New York and Ohio, as well as the District of Columbia. Retail's brands collectively are the largest providers of electricity in Texas.
Residential and small commercial (Mass Market) consumers make purchase decisions based on a variety of factors, including price, customer service, brand, product choices and value-added features. These consumers purchase products through a variety of sales channels, including direct sales, call centers, websites, brokers and brick-and-mortar stores. Through its broad range of service offerings and value propositions, Retail is able to attract, retain, and increase the value of its customer relationships. Retail's brands are recognized for exemplary customer service, innovative smart energy and technology product offerings and environmentally friendly solutions.

Included in Retail is the Company's Business Solutions group, which includes demand response, commodity sales, energy efficiency and energy management solutions. An integrated provider of supply and distributed energy resources, Business Solutions focuses on distributed products and services as businesses seek greater reliability, cleaner power or other benefits that they cannot obtain from the grid. These solutions include system power, distributed generation, solar and wind products, carbon management and specialty services, backup generation, storage and distributed solar, demand response and energy efficiency and advisory services. In providing on-site energy solutions, the Company often benefits from its ability to supply energy products from its wholesale generation portfolio to commercial and industrial retail customers. In 2017, Business Solutions delivered approximately 21 TWhs of electricity and managed approximately 1,500 MWs of demand response positions across its portfolio.
Renewables and NRG Yield
As described above, NRG expects to sell its Renewables operating and development platform and its full ownership interest in NRG Yield, Inc. in the second half of 2018. The following description reflects the historical view of these businesses as a part of NRG’s business strategy through its announcement of the Transformation Plan in 2017.
Renewables
The Company’s renewables business focuses on the acquisition, development and operation and maintenance of utility scale wind and solar, community solar and distributed solar generation assets as well as the management and operations of the renewable generation assets owned by NRG Yield, Inc. In 2017, the Company acquired 209 MW of utility scale solar and wind projects and 82 MW of distributed generation and community solar projects that are currently under development or in operation across three states. The renewables business has in-house expertise that covers the full spectrum of development capabilities to execute on utility, distributed generation, and community solar projects. The asset management and operations and maintenance groups within the renewables business manage a portfolio of wind and solar assets across 27 states, serving as the primary commercial asset manager on the vast majority of assets owned by NRG and NRG Yield, Inc. In addition, the operations and maintenance group self-performs plant operations on 2,689 MW of the consolidated fleet of assets owned by NRG and NRG Yield, Inc. and 224 MW of assets owned by third parties.
The utility wind and solar generation business targets strategic partnerships with utilities, municipalities and large national corporations for offsite wind and solar solutions. The distributed solar business targets partnerships with companies, municipalities, schools and communities to provide on-site and virtual net metering off-site renewable generation. The community solar business targets relationships with companies and municipalities as well as residential homeowners to provide off-site solar generation under community solar regulations and tariffs. In addition to assets in operation, as of December 31, 2017, the Company held a backlog of in-construction, contracted and awarded projects of 1,500 MW, and a pipeline of 5,742 MW across the utility, community solar and distributed solar renewables markets.
The renewables business also competes for new generation opportunities through both RFPs and bilateral solicitations. The renewables business selects markets and projects based on resource relative to the value of the power, while seeking to make use of NRG capabilities in a competitive landscape. The number and type of competitors vary based on location, generation type, project size and counterparty.  The renewables business competes with traditional utilities as well as companies that provide products and services in the downstream solar and wind energy value chains.
NRG Yield
NRG Yield, Inc. is a publicly-traded, dividend growth-oriented company that has historically served as the primary vehicle through which NRG owns, operates and acquires diversified contracted renewable and conventional generation and thermal infrastructure assets. As of December 31, 2017, NRG owns a 55.1% voting interest in the outstanding common stock of NRG Yield, Inc. and receives distributions from NRG Yield LLC through its 46.3% ownership of Class B and Class D units. NRG Yield, Inc.’s contracted generation portfolio collectively represents 5,118 net MW as of December 31, 2017. Each of the assets sells most of its output pursuant to long-term, fixed-price offtake agreements with creditworthy counterparties. NRG Yield, Inc. also owns thermal infrastructure assets with an aggregate steam and chilled water capacity of 1,319 net MWt and electric generation capacity of 123 net MW. These thermal infrastructure assets provide steam, hot water and/or chilled water, and in some instances electricity, to commercial businesses, universities, hospitals and governmental units in multiple locations, principally through long-term contracts or pursuant to rates regulated by state utility commissions.

GenOn Chapter 11 Cases
As disclosed in Item 15 - Note 1, Nature of Business, to the Consolidated Financial Statements, on June 14, 2017, or the Petition Date, GenOn, along with GenOn Americas Generation and certain of their directly and indirectly-owned subsidiaries, or collectively the GenOn Entities, filed voluntary petitions for relief under Chapter 11, or the Chapter 11 Cases, of the U.S. Bankruptcy Code, or the Bankruptcy Code, in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. GenOn Mid-Atlantic, as well as its consolidated subsidiaries, REMA and certain other subsidiaries, did not file for relief under Chapter 11.
As a result of the bankruptcy filings and beginning on June 14, 2017, GenOn and its subsidiaries were deconsolidated from NRG’s consolidated financial statements. NRG recorded its investment in GenOn under the cost method with an estimated fair value of zero. NRG determined that this disposal of GenOn and its subsidiaries is a discontinued operation; and, accordingly, the financial information for all historical periods has been recast to reflect GenOn as a discontinued operation. In connection with the disposal, NRG recorded a loss on deconsolidation of $208 million during the quarter ended June 30, 2017, which is included within the total loss from discontinued operations of $789 million for the year ended December 31, 2017. See Note 3, Discontinued Operations, Acquisitions and Dispositions, for more information. In addition, upon GenOn's emergence from bankruptcy, the Company will recognize an estimated $9.5 billion worthless stock deduction for tax purposes.

On June 29, 2017, the GenOn Entities filed the initial plan of reorganization and the disclosure statement with the Bankruptcy Court consistent with the Restructuring Support Agreement. On September 18, 2017 and October 2, 2017, the GenOn Entities filed amendments to the plan of reorganization and the disclosure statement which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the amended plan of reorganization and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing.
On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation's Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders agreed to extend the milestones in the Restructuring Support Agreement, by which the plan of reorganization must become effective, or the Effective Date. Specifically, the Consent Agreement extended the Effective Date milestone to June 30, 2018 or September 30, 2018, if regulatory approvals are still pending, or the Extended Effective Dates.
On December 12, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization, and effective December 12, 2017, GenOn and NRG entered into agreements concerning (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances, consistent with the Restructuring Support Agreement, which among other things, provide for the transition of GenOn to a standalone enterprise, resolution of substantial intercompany claims between GenOn and NRG, and the allocation of certain costs and liabilities between GenOn and NRG. The principal terms of these agreements are described further in Note 3, Discontinued Operations, Acquisitions and Dispositions. On December 12, 2017, the Bankruptcy Court also entered an order giving effect to the Consent Agreement.

NRG Operations
The NRG businesses described above are supported through the NRG operational infrastructure, which begins with the Company’s asset fleet and the associated commercial and retail operations. The images below illustrate NRG's U.S. power generation, net capacity and retail capabilities as of December 31, 2017:

Total Generation Capacity by Fuel Type
North America Portfolio

27%
8,984 MW
Coal
15%
4,858 MW
Renewables
12%
3,832 MW
Oil
3%
1,136 MW
Nuclear
43%
14,281 MW
Natural Gas
Total
33,091 MW[1]

[1] *Before non-controlling interest*

Total Generation Capacity by Region
North America Portfolio

Residential Solar
114 MW
Renewables
1,565 MW
NRG Yield
5,247 MW
Gulf Coast
13,714 MW
East/West
12,451 MW
Total
33,091 MW[1]

Wholesale Generation
North America Portfolio
2017 TWh Generated

4 TWh
Renewables
11 TWh[2]
NRG Yield
13TWh
East/West
50 TWh
Gulf Coast
Total
78 TWh

[2] *Includes 2 TWh for NRG Yield's thermal steam and chilled water facilities*

Percentage of Generation Capacity by Contract vs Merchant

Merchant[3]
31%
Contract
25%
Capacity Eligible
44%

[3] *Consists entirely of assets in the ERCOT market*

Retail Load
2017 TWh Sold

6 TWh
Northeast Mass
36 TWh
Texas Mass
20 TWh
Texas C&I
1 TWh
Northeast C&I
Total
63 TWh

Mass Retail Customers[4]

Retail - Northeast
688,000
Retail - Texas
2,188,000
Total Customers
2,876,000

[4] *Consists of mass recurring customers that subscribe to one or more recurring services*

The following table summarizes NRG's global generation portfolio as of December 31, 2017:

	Global Generation Portfolio(a)(b)
	(In MW)
	Generation
Generation Type	Gulf Coast(j)	East/West (c)	Renewables (d)(k)	NRG Yield (e)(k)	Other(f)(k)	Total Global
Natural gas(g)	7,464	4,939	—	1,878	—	14,281
Coal	5,114	3,870	—	—	—	8,984
Oil	—	3,642	—	190	—	3,832
Nuclear	1,136	—	—	—	—	1,136
Wind(h)	—	—	648	2,206	—	2,854
Utility Scale Solar	—	—	738	921	—	1,659
Distributed Solar	—	—	179	52	114	345
Total generation capacity(i)	13,714	12,451	1,565	5,247	114	33,091
Capacity attributable to noncontrolling interest(i)	—	—	(685)	(2,359)	—	(3,044)
Total net generation capacity	13,714	12,451	880	2,888	114	30,047
(a) All Utility Scale Solar and Distributed Solar facilities are described in MW on an alternating current basis. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units.

(b)	GenOn, which represented 16,423 MW of global generation at December 31, 2016, was deconsolidated from NRG for financial reporting purposes on June 14, 2017.
(c) Includes International.
(d) Includes Distributed Solar capacity from assets held by DGPV Holdco 1, DGPV Holdco 2 and DGPV Holdco 3.
(e) Does not include NRG Yield, Inc.'s thermal converted (MWt) capacity, which is part of the NRG Yield operating segment.
(f) The Distributed Solar figure within "Other" includes the aggregate production capacity of installed and activated residential solar energy systems. Also includes capacity from operating portfolios of residential solar assets held by RPV Holdco.
(g) Natural gas generation does not include 51 MW related to the Miramar and El Cajon sites which were part of the San Diego Combustion Turbines and retired on January 1, 2017, 106 MW related to Encina Unit 1 which was deactivated on March 31, 2017 and 371 MWs related to Greens Bayou 5 which was mothballed on May 29, 2017 following ERCOT's termination of the RMR agreement. Greens Bayou 5 was retired in January 2018.
(h) In 2017 and 2018, NRG sold 111 and 10 MWs, respectively, to third parties related to certain Minnesota wind assets.

(i)	NRG Yield's total generation capacity includes 6 MWs for noncontrolling interest for Spring Canyon II and III. NRG Yield's total generation capacity net of this noncontrolling interest was 5,241 MWs.
(j) On February 6, 2018, NRG announced the sale of its South Central business, which owns and operates a 3,555 MW portfolio of generation assets in Gulf Coast. NRG will lease back the 1,263 MW Cottonwood facility.
(k) On February 6, 2018, NRG announced the sale of its full ownership in NRG Yield, Inc. and its Renewables operating and development platform, which represents 3,440 MW.
NRG's portfolio diversification and commercial operations hedging strategy provides the Company with reliable future cash flows. NRG has hedged a portion of its coal and nuclear capacity with decreasing hedge levels through 2021. In addition, NRG's capacity revenues not only enhance the reliability of future cash flows but are not correlated to natural gas prices. As of December 31, 2017, the Company had purchased fuel forward under fixed price contracts, with contractually-specified price escalators, for approximately 41% of its expected coal requirement from 2018 to 2021. The Company enters into additional hedges when it believes market conditions are favorable.
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
In addition to power sales and hedging arrangements, NRG trades electric power, natural gas and related commodity and financial products, including forwards, futures, options and swaps. The Company seeks to generate profits from volatility in the price of electricity, capacity, fuels and transmission congestion by buying and selling contracts in wholesale markets under guidelines approved by the Company's risk management committee.
Coal and Nuclear Operations
The following table summarizes NRG's U.S. coal and nuclear capacity and the corresponding revenues and average natural gas prices and positions resulting from coal and nuclear hedge agreements extending beyond December 31, 2017, and through 2021 for the Company's Gulf Coast region:

Gulf Coast	2018	2019	2020	2021	Annual Average for 2018-2021
	(Dollars in millions unless otherwise stated)
Net Coal and Nuclear Capacity (MW) (a)	6,250	6,250	6,250	6,250	6,250
Forecasted Coal and Nuclear Capacity (MW) (b)	4,558	4,402	4,303	4,114	4,344
Total Coal and Nuclear Sales (GWh) (c)	33,394	8,203	7,348	7,977	14,231
Percentage Coal and Nuclear Capacity Sold Forward (d)	84%	21%	19%	22%	37%
Total Forward Hedged Revenues (e)	$1,399	$422	$399	$429	$—
Weighted Average Hedged Price ($ per MWh) (e)	$41.90	$51.47	$54.36	$53.74	$—
Average Equivalent Natural Gas Price ($ per MMBtu) (e)	$3.17	$4.47	$4.79	$5.01	$—
Gross Margin Sensitivities
Gas Price Sensitivity Up $0.50/MMBtu on Coal and Nuclear Units	$5	$134	$136	$138	$—
Gas Price Sensitivity Down $0.50/MMBtu on Coal and Nuclear Units	$—	$(150)	$(148)	$(126)	$—
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal and Nuclear Units	$57	$90	$94	$96	$—
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal and Nuclear Units	$(38)	$(74)	$(78)	$(79)	$—

(a)
Net coal and nuclear capacity represents nominal summer net MW capacity of power generated as adjusted for the Company's current ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2017, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent GWh based on forward market implied heat rate as of December 31, 2017, and then combined with power sales to arrive at equivalent GWh hedged. The coal and nuclear sales include swaps and delta of options sold which is subject to change. For detailed information on the Company's hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements. Includes inter-segment sales from the Company's wholesale power generation business to the retail business.

(d)	Percentage hedged is based on total coal and nuclear sales as described in (c) above divided by the forecasted coal and nuclear capacity.

(e)	Represents U.S. coal and nuclear sales, including energy revenue and demand charges.

The following table summarizes NRG's U.S. coal capacity and the corresponding revenues and average natural gas prices and positions resulting from coal hedge agreements extending beyond December 31, 2017 and through 2021 for the East/West region:

East/West	2018	2019	2020	2021	Annual Average for 2018-2021
	(Dollars in millions unless otherwise stated)
Net Coal Capacity (MW) (a)	3,267	3,267	3,267	3,267	3,267
Forecasted Coal Capacity (MW) (b)	1,579	1,456	1,258	881	1,294
Total Coal Sales (GWh) (c)	12,520	1,521	644	46	3,683
Percentage Coal Capacity Sold Forward (d)	91%	12%	6%	1%	27%
Total Forward Hedged Revenues (e)	$408	$46	$20	$1	$—
Weighted Average Hedged Price ($ per MWh) (e)	$32.60	$30.57	$30.68	$—	$—
Average Equivalent Natural Gas Price ($ per MMBtu) (e)	$2.76	$2.84	$2.73	$—	$—
Gross Margin Sensitivities
Gas Price Sensitivity Up $0.50/MMBtu on Coal Units	$47	$113	$114	$118	$—
Gas Price Sensitivity Down $0.50/MMBtu on Coal Units	$(36)	$(96)	$(91)	$(71)	$—
Heat Rate Sensitivity Up 1 MMBtu/MWh on Coal Units	$31	$66	$64	$66	$—
Heat Rate Sensitivity Down 1 MMBtu/MWh on Coal Units	$(23)	$(59)	$(56)	$(49)	$—

(a)
Net coal capacity represents nominal summer net MW capacity of power generated as adjusted for the Company's current ownership position excluding capacity from inactive/mothballed units, see Item 2 - Properties for units scheduled to be deactivated.

(b)
Forecasted generation dispatch output (MWh) based on forward price curves as of December 31, 2017, which is then divided by number of hours in a given year to arrive at MW capacity. The dispatch takes into account planned and unplanned outage assumptions.

(c)
Includes amounts under power sales contracts and natural gas hedges. The forward natural gas quantities are reflected in equivalent GWh based on forward market implied heat rate as of December 31, 2017, and then combined with power sales to arrive at equivalent GWh hedged. The coal sales include swaps and delta of options sold which is subject to change. For detailed information on the Company's hedging methodology through use of derivative instruments, see discussion in Item 15 - Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements. Includes inter-segment sales from the Company's wholesale power generation business to the retail business.

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

•
Resource adequacy and bilateral contracts — In California, there is a resource adequacy requirement that is primarily satisfied through bilateral contracts. Such bilateral contracts are typically short-term resource adequacy contracts. When bilateral contracting does not satisfy the resource adequacy need, such shortfalls can be addressed through procurement tools administered by the CAISO, including the capacity procurement mechanism or reliability must-run contracts. In addition, NRG earns demand payments from its long-term full-requirements load contracts with nine Louisiana distribution cooperatives, which expire in 2025. Demand payments from the current long-term contracts are tied to summer peak demand and provide a mechanism for recovering a portion of the costs associated with new or changed environmental laws or regulations. In Texas, capacity and contracted revenues are through bilateral contracts with load serving entities.

•
Long-term PPAs — Output from the majority of renewable energy assets and certain conventional energy plants is sold through long-term PPAs and tolling agreements to a single counterparty, which is often a utility or commercial customer.

Fuel Supply and Transportation
NRG's fuel requirements consist of various forms of fossil fuel (including coal, natural gas and oil) and nuclear fuel. The prices of fossil fuels are highly volatile. The Company obtains its fossil fuels from multiple suppliers and through multiple transporters. Although availability is generally not an issue, localized shortages, transportation availability, delays arising from extreme weather conditions and supplier financial stability issues can and do occur. The preceding factors related to the sources and availability of raw materials are fairly uniform across the Company's businesses and fuel products used.
Coal — The Company believes it is adequately hedged, using forward coal supply agreements, for its domestic coal consumption for 2018. NRG actively manages its coal requirements based on forecasted generation, market volatility and its inventory on site. As of December 31, 2017, NRG had purchased forward contracts to provide fuel for approximately 41% of the Company's expected requirements from 2018 through 2021, including expected coal inventory draw down. NRG purchased approximately 21 million tons of coal in 2017, almost all of which was Powder River Basin coal. For fuel transport, NRG has entered into various rail and barge transportation and rail car lease agreements with varying tenures that provide for most of the Company's transportation requirements of Powder River Basin coal for the next 4 years.
The following table shows the percentage of the Company's coal requirements from 2018 through 2021 that have been purchased forward as of December 31, 2017:

Percentage of Company's Requirement (a)
2018	97%
2019	40%
2020	26%
2021	—%

(a)	Includes expected coal inventory draw down.
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
Nuclear Fuel — STP's owners satisfy their fuel supply requirements by: (i) acquiring uranium concentrates and contracting for conversion of the uranium concentrates into uranium hexafluoride; (ii) contracting for enrichment of uranium hexafluoride; and (iii) contracting for fabrication of nuclear fuel assemblies. Through its proportionate participation in STPNOC, which is the NRC-licensed operator of STP and responsible for all aspects of fuel procurement, NRG is party to a number of long-term forward purchase contracts with many of the world's largest suppliers covering STP's requirements for uranium concentrates with only approximately 25% of STP's requirements outstanding for the duration of the original operating license. Similarly, NRG is party to long-term contracts to procure STP's requirements for conversion and enrichment services and fuel fabrication for the life of the operating license. Since the operating license was renewed for another 20 years in September 2017, STPNOC has begun to review a second phase of fuel purchasing.
Retail Operations
In 2017, NRG's retail businesses sold electricity to residential, commercial and industrial consumers at either fixed, indexed or variable prices. Residential and smaller commercial consumers typically contract for terms ranging from one month to five years while industrial contracts are often between one year and five years in length. In 2017, NRG's retail businesses sold approximately 63 TWhs of electricity. In any given year, the quantity of TWhs sold can be affected by weather, economic conditions and competition. The wholesale supply is typically purchased as the load is contracted from a combination of NRG's wholesale portfolio and other third parties. The ability to choose supply from the market or the Company's portfolio allows for an optimal combination to support and stabilize retail margins.

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
The tables below present these performance metrics for the Company's global power generation portfolio, including leased facilities and those accounted for through equity method investments, for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
			Fossil and Nuclear Plants
	Net Owned Capacity (MW)	Net Generation (MWh) (In thousands) (b)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor

Generation
Gulf Coast	13,714	49,573	89.5%	10,106	38.9%
East/West	12,451	13,373	85.4	10,757	12.2
Renewables	1,565	3,836	94.7	—	38.2
NRG Yield (a)	5,247	10,686	95.5	8,938	21.4

	Year Ended December 31, 2016
			Fossil and Nuclear Plants
	Net Owned Capacity (MW)	Net Generation (MWh) (In thousands) (b)	Annual Equivalent Availability Factor	Average Net Heat Rate BTU/kWh	Net Capacity Factor

Generation
Gulf Coast	14,085	47,827	88.2%	10,028	38.6%
East/West	12,519	17,114	78.3	10,258	15.7
Renewables	1,788	3,827	96.9	—	35.3
NRG Yield (a)	3,310	11,230	96.6	8,848	22.6

(a)	NRG Yield includes thermal generation.

(b)	Net generation excludes equity method investments.

The generation performance by region for the three years ended December 31, 2017, 2016 and 2015, is shown below:

	Net Generation
	2017	2016	2015
	(In thousands of MWh)
Generation
Gulf Coast
Coal	28,622	25,197	29,301
Gas	11,442	13,071	16,288
Nuclear (a)	9,509	9,559	8,573
Total Gulf Coast	49,573	47,827	54,162
East/West
Coal	8,407	11,096	19,155
Oil	319	318	567
Gas	4,647	5,700	4,909
Total East/West	13,373	17,114	24,631
Renewables
Solar	1,740	1,634	1,027
Wind	2,096	2,193	2,281
Total Renewables	3,836	3,827	3,308
NRG Yield
Solar	1,248	1,281	1,332
Wind	5,597	6,010	4,479
Gas and Dual-Fuel (b)	3,841	3,939	4,731
Total NRG Yield	10,686	11,230	10,542

(a)	MWh information reflects the Company's undivided interest in total MWh generated by STP.

(b)	Gas and Dual-Fuel includes thermal heating and chilled water generation as well as assets contracted under tolling agreements.

Segment Review
The Company's segment structure reflects how management currently makes financial decisions and allocates resources. Effective January 2017, the Company's businesses are segregated as follows: Generation , which includes generation, international and BETM; Retail which includes Mass customers and Business Solutions, which includes C&I customers and other distributed and reliability products; Renewables, which includes solar and wind assets, excluding those in NRG Yield; NRG Yield; and corporate activities. Intersegment sales are accounted for at market. The Company has recast data from prior periods to reflect changes in reportable segments to conform to the current year presentation.
During 2017, NRG Yield acquired several projects totaling 555 MW for cash consideration of approximately $245 million from NRG. These acquisitions were accounted for as transfers of entities under common control and accordingly, all historical periods have been recast to reflect this change.
On June 14, 2017, NRG deconsolidated GenOn for financial reporting purposes. The financial information for all historical periods have been recast to present GenOn as discontinued operations within the corporate segment.
Revenues
The following table contains a summary of NRG's operating revenues by segment for the years ended December 31, 2017, 2016 and 2015, as discussed in Item 15 — Note 18, Segment Reporting, to the consolidated financial statements. Refer to that footnote for additional financial information about NRG's business segments including a profit measure and total assets. In addition, refer to Item 2 — Properties, to the consolidated financial statements for information about facilities in each of NRG's business segments.

	Year Ended December 31, 2017
	Energy Revenues	Capacity Revenues	Retail Revenues	Mark-to- Market Activities	Contract Amortization	Other Revenues(a)	Total Operating Revenues(b)
	(In millions)
Generation	$2,636	$851	$—	$37	$14	$235	$3,773
Retail	—	—	6,385	(4)	(1)	—	6,380
Renewables	359	—	—	(12)	—	77	424
NRG Yield	554	346	—	—	(69)	178	1,009
Corporate and Eliminations (b)	(1,088)	(11)	3	218	—	(79)	(957)
Total	$2,461	$1,186	$6,388	$239	$(56)	$411	$10,629

(a)	Primarily consists of revenues generated by the Thermal business (NRG Yield segment), operation and maintenance revenues and unrealized trading activities, primarily at BETM (Generation segment).

(b)	Energy revenues include inter-segment sales primarily between Generation and Retail.

	Year Ended December 31, 2016
	Energy Revenues	Capacity Revenues	Retail Revenues	Mark-to- Market Activities	Contract Amortization	Other Revenues(c)	Total Operating Revenues(d)
	(In millions)
Generation	$3,171	$891	$—	$(566)	$15	$322	$3,833
Retail	—	—	6,336	—	(1)	—	6,335
Renewables	369	—	—	(6)	(1)	44	406
NRG Yield	582	345	—	—	(69)	177	1,035
Corporate and Eliminations (d)	(991)	(11)	21	(70)	—	(46)	(1,097)
Total	$3,131	$1,225	$6,357	$(642)	$(56)	$497	$10,512

(c)	Primarily consists of revenues generated by the Thermal business (NRG Yield segment), operation and maintenance revenues and unrealized trading activities, primarily at BETM (Generation segment).

(d)	Energy revenues include inter-segment sales primarily between Generation and Retail.

	Year Ended December 31, 2015
	Energy Revenues	Capacity Revenues	Retail Revenues(f)	Mark-to- Market Activities	Contract Amortization	Other Revenues(e)	Total Operating Revenues(f)
	(In millions)
Generation	$4,072	$1,027	$—	$(142)	$15	$207	$5,179
Retail	—	—	6,910	4	(1)	—	6,913
Renewables	356	—	—	(3)	—	30	383
NRG Yield	495	341	—	(2)	(54)	188	968
Corporate and Eliminations(f)	(1,056)	(7)	(43)	9	—	(18)	(1,115)
Total	$3,867	$1,361	$6,867	$(134)	$(40)	$407	$12,328

(e)	Primarily consists of revenues generated by the Thermal business (NRG Yield segment), operation and maintenance revenues and unrealized trading activities, primarily at BETM (Generation segment).

(f)	Energy revenues include inter-segment sales primarily between Generation and Retail.
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
Gulf Coast
NRG's Gulf Coast wholesale power generation business is located in the ERCOT and MISO markets.  The ERCOT market is one of the nation's largest and historically fastest growing power markets.  ERCOT is an energy only market, and has implemented market rule changes to provide pricing more reflective of higher energy value when operating reserves are scarce or constrained.  NRG also operates generation assets that are located within MISO, participating in the MISO day-ahead and real-time energy and ancillary services markets. Additionally, MISO employs a one-year forward resource adequacy construct, in which capacity resources can compete for fixed cost recovery in the capacity auction.  NRG continues to provide full requirements service to LSEs, including cooperatives and municipalities in the MISO region.

East/West
NRG's generation and demand response assets located in the East region of the U.S. are within the control areas of ISO-NE, NYISO and PJM. Each of the market regions in the East region provides for robust competition in the day-ahead and real-time energy and ancillary services markets. Additionally, the East region receives a significant portion of its revenues from capacity markets in ISO-NE, NYISO and PJM. PJM and ISO-NE use a three-year forward capacity auction, while NYISO uses a month-ahead capacity auction. Capacity market prices are sensitive to design parameters, as well as additions of new capacity. Both ISO-NE and PJM operate a pay-for-performance model where capacity payments are modified based on real-time generator performance. In such markets, NRG’s actual revenues will be the combination of cleared auction prices times the quantity of MWs cleared, plus the net of any over-performance “bonus payments” and any under-performance charges. In both markets, bidding rules allow for the incorporation of a risk premium into generator bids.
In the West region, NRG operates a fleet of natural gas fired facilities located entirely within the CAISO footprint. The CAISO operates day-ahead and real-time locational markets for energy and ancillary services, while managing congestion primarily through nodal prices. The CAISO system facilitates NRG's sale of power, ancillary services and capacity products at market-based rates, either within the CAISO's centralized energy and ancillary service markets or bilaterally pursuant to tolling arrangements or other capacity sales with California's LSEs. The CPUC also determines capacity requirements for LSEs and for specified local areas utilizing inputs from the CAISO. Both the CAISO and CPUC rules require LSEs to contract with sufficient generation resources in order to maintain minimum levels of generation within defined local areas. Additionally, the CAISO has independent authority to contract with needed resources under certain circumstances, typically either when LSEs have failed to procure sufficient resources, or system conditions change unexpectedly.
Renewables
NRG operates a fleet of utility scale and distributed renewable generating assets across the U.S. Many states have implemented their own renewable portfolio standards requiring LSEs to provide a given percentage of their energy sales from renewable resources. As a result, a number of LSEs have entered into long-term PPAs with NRG's utility scale renewable generating facilities. There are examples of states increasing their RPS from initially stated levels, such as California’s 50% RPS by 2030 and Hawaii’s goal of achieving 100% renewables by 2045. In addition, given the cost competitiveness of renewables, LSEs are procuring renewables in excess of their RPS obligations. In December 2015, the U.S. Congress extended the 30% solar ITC so that projects which begin construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22%, respectively.  The same legislation also extended the 10-year wind PTC for wind projects which begin construction in years 2016 through 2019.  Wind projects which begin construction in the years 2017, 2018 and 2019 are eligible for PTC at 80%, 60% and 40% of the statutory rate per kWh, respectively.
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
Federal Energy Regulation
FERC
FERC regulates the transmission and the wholesale sale by public utilities of electricity in interstate commerce under the authority of the FPA. Under existing regulations, FERC determines whether an entity owning a generation facility is an EWG as defined in the PUHCA. FERC also determines whether a generation facility meets the ownership and technical criteria of a QF under PURPA. The transmission of electric energy occurring wholly within ERCOT is not subject to FERC's rate jurisdiction under Sections 203 or 205 of the FPA. Each of NRG's non-ERCOT U.S. generating facilities either qualifies as a QF, or the subsidiary owning the facility qualifies as an EWG.
Public utilities are required to obtain FERC's acceptance, pursuant to Section 205 of the FPA, of their rate schedules for the wholesale sale of electricity. Generally all of NRG's non-QF generating and power marketing entities located outside of ERCOT make sales of electricity pursuant to market-based rates, as opposed to traditional cost-of-service regulated rates.
Derivatives Regulatory Reforms

In the U.S., the CFTC regulates the trading of swaps, futures and many commodities under the Commodity Exchange Act, or CEA. In recent years, there have been a number of reforms to the regulation of the derivatives markets, both in the U.S. and internationally.  These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact NRG’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting NRG’s ability to utilize non-cash collateral for derivatives transactions.

Department of Energy's Proposed Grid Resiliency Pricing Rule — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking proposed that FERC take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 23, 2017, NRG filed comments encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new rulemaking asking each ISO/RTO to address specific questions focused on grid resilience.
State Energy Regulation
In Texas, NRG's operations within the ERCOT footprint are not subject to rate regulation by FERC, because they operate solely within the ERCOT market. These operations are subject to regulation by the PUCT, as well as to regulation by the NRC with respect to NRG's ownership interest in STP.
In New York, NRG's generation subsidiaries are electric corporations subject to "lightened" regulation by the NYSPSC. As such, the NYSPSC exercises its jurisdictional authority over certain non-rate aspects of the facilities, including safety, retirements, and the issuance of debt secured by recourse to NRG's generation assets located in New York.
In California, NRG's generation subsidiaries are subject to regulation by the CPUC with regard to certain non-rate aspects of the facilities, including health and safety, outage reporting and other aspects of the facilities' operations. Additionally, the competitiveness of many of NRG's businesses depends on state competition and other policies.

State Out-Of-Market Subsidy Proposals — Certain states in the areas of the country in which NRG operates, including New Jersey, Ohio and Pennsylvania have considered but have not enacted proposals to provide out-of-market subsidy payments to potentially uneconomic nuclear and fossil generating units.  NRG has opposed efforts to provide out-of-market subsidies, and intends to continue opposing them in the future.
Nuclear Operations
NRG South Texas LP owns 44% of a joint undivided interest in STP. The other owners of STP are the City of Austin, Texas (16%) and the City Public Service Board of San Antonio (40%). STP Nuclear Operating Company, or STPNOC, was founded by the then-owners in 1997 to operate the plant and it is the operator, licensee and holder of the Facility Operating Licenses NPF-76 and NPF-80. STPNOC is a nonstock, nonprofit, nonmember corporation. Each owner of STP appoints a board member (and the three directors then choose a fourth director who also serves as the chief executive officer of STPNOC). A participation agreement establishes an owners' committee with voting interests consistent with ownership interests.
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
If the funds from the trusts are ultimately determined to be inadequate to decommission the STP facilities, the original owners of the Company's STP interests, CenterPoint and AEP, each will be required to collect, through their PUCT-authorized non-bypassable rates or other charges to customers, additional amounts required to fund NRG South Texas LP's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trusts, those excesses will be refunded to the respective rate payers of CenterPoint or AEP, or their successors.
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Item 15 — Note 23, Regulatory Matters, to the Consolidated Financial Statements.
Gulf Coast
MISO
Revisions to MISO Capacity Construct — On February 28, 2018, FERC issued two orders on MISO’s capacity market design, which together, re-affirm MISO’s existing capacity market structure. FERC also held that, even though there was a period of time between where MISO’s capacity market structure may not have just and reasonable, that FERC exercised its remedial authority not to rerun past auctions. The Company has 30 days to seek an administrative rehearing with FERC. The eventual outcome of this proceeding will affect capacity prices in MISO and the incentive for generators in MISO to sell capacity into neighboring markets.

East/West
FERC’s Fast-Start Pricing Dockets — On December 28, 2017, notices were published regarding FERC’s initiation of FPA section 206 proceedings for the NYISO, PJM, and SPP to investigate these ISO pricing practices for fast-start generating resources. FERC found that the practices of each ISO regarding the pricing of fast-start resources may be unjust and unreasonable because the practices do not allow prices to reflect the marginal cost of serving load. FERC also terminated its generic rulemaking into these issues. The proceeding is ongoing. The outcome of this proceeding could affect price formation in the respective energy markets.
PJM
Minimum Offer Price Rule Exemption Appeal — On July 7, 2017, the D.C. Circuit vacated a FERC order from 2013 related to an exemption to the Minimum Offer Price Rule, or MOPR, and remanded the issue back to FERC. On October 23, 2017, PJM re-filed its initial 2012 MOPR. On December 8, 2017, FERC rejected PJM's filing and directed PJM to submit a compliance filing reinstating the MOPR in effect prior to PJM's December 2012 filing. PJM submitted a compliance filing modifying certain PJM tariff sections, retaining the unit-specific exception, which FERC has accepted.
Generators’ Complaint on Existing Generation MOPR — On January 9, 2017, NRG, its trade association and other generators filed a joint amendment to the pending complaint seeking to apply the MOPR in the capacity market to existing resources that receive out-of-market subsidies. This filing amends the March 21, 2016 complaint filed by NRG and other companies related to ratepayer-funded subsidies approved by the PUCO. The national trade association sought expedited treatment to implement countermeasures to protect consumers and wholesale power markets from the negative effects of out-of-market subsidies, like the Zero Emission Credit. The complaint is pending at FERC.
2020/2021 PJM Auction Results — On May 23, 2017, PJM announced the results of its 2020/2021 Base Residual Auction. NRG cleared approximately 3,992 MW of Capacity Performance product. NRG’s expected capacity revenues from the Base Residual Auction for the 2020/2021 delivery year are approximately $268 million.
The table below provides a detailed description of NRG’s 2020/2021 base residual auction results from May 23, 2017:

	Capacity Performance Product
Zone	Cleared Capacity (MW)(a)	Price ($/MW-day)
COMED	3,315	$188.12
EMAAC	519	$187.87
MAAC	158	$86.04
Total	3,992
(a) Includes imports. Does not include capacity sold by NRG Curtailment Solutions.

PJM Seasonal Capacity Proceeding — On November 17, 2016, PJM proposed to allow winter- and summer-peaking capacity resources to “aggregate” their seasonal capacity into an annual capacity product eligible to participate as Capacity Performance resources. NRG filed comments specifically supporting PJM’s proposal to modify the aggregation rules to allow seasonal capacity resources to aggregate across LDAs and to allow aggregations through RPM auctions. On January 23, 2017, PJM amended its proposal to address questions from FERC. On March 21, 2017, FERC issued a decision accepting PJM's seasonal capacity aggregation filing pursuant to FERC staff's delegated authority, since FERC did not have a quorum at the time. On February 23, 2018, FERC re-affirmed its prior order. Rehearings are pending at FERC. The outcome of this proceeding could have a material impact on future PJM capacity prices.
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

Complaints Regarding Pseudo-Ties for Capacity — On April 6, 2017, Potomac Economics, the market monitor for MISO and NYISO, filed a complaint against PJM regarding the participation of external capacity resources in PJM’s auction. Currently, external resources must enter into a pseudo-tie agreement in order to sell capacity into PJM. The complaint alleges that the pseudo-tie requirement is causing market inefficiencies in PJM, New York and MISO and suggests a new protocol for incorporating external resources into PJM’s markets. In addition, other market participants have filed separate complaints at FERC against MISO or PJM, respectively, for issues resulting from pseudo-tied generators. The complainants argue that the generation owners with pseudo-ties from MISO to PJM are receiving double-charges for congestion. The outcome could impact the PJM, NYISO and MISO capacity markets.
Midwest Generation Reactive Power Compensation — On June 21, 2016, FERC issued an order directing Midwest Generation to make a compliance filing setting forth refunds for payments received in violation of its 2004 reactive power settlement or to show cause why it has not violated the settlement. FERC also ordered Midwest Generation to revise its tariff to reflect the costs of units continuing to provide reactive power or show cause why it should not be required to do so. FERC also referred this matter to FERC's Office of Enforcement. On June 30, 2016, Midwest Generation filed a revised tariff, and on July 22, 2016, Midwest Generation made a compliance filing as ordered by FERC. On October 13, 2016, FERC found that Midwest Generation should only be liable for refunds that accrued after bankruptcy on April 1, 2014 through June 30, 2016. On November 16, 2017, Midwest Generation filed its Offer of Settlement, which was approved by FERC on February 22, 2018. In addition, FERC's Office of Enforcement has closed the investigation into Midwest Generation without further action.
New England
Competitive Auctions with Sponsored Resources Proposal (CASPR) — On January 8, 2018, ISO-NE filed the CASPR proposal which attempts to accommodate state sponsored resources while maintaining competitive market pricing. On January 29, 2018, NRG protested certain aspects of the proposal and also supported ISO-NE’s beginning attempts to address state sponsored resources entering the capacity market. The outcome of this proceeding will potentially affect future capacity market prices.
Renewable Technology Resource (RTR) Exemption — In 2014, FERC approved a package of revisions that included a renewables exemption called the RTR Exemption. After FERC denied rehearing, the case was appealed to the D.C. Circuit. After a voluntary remand motion, the Court remanded the case back to FERC. In 2016, FERC issued an order reaffirming its decision. In 2017, a group of generators, including NRG, filed a petition for review with the D.C. Circuit. Briefing is complete. Oral argument is scheduled for April 13, 2018.
Challenge to ISO-NE’s Capacity Carry Forward Rule — On February 2, 2018, the D.C. Circuit remanded a FERC order regarding how generators that previously received a seven-year “price lock” should be priced in future auctions, known as the Capacity Carry Forward Rule. The price-lock mechanism permits qualified new resources that clear the auction to receive their first-year clearing price for seven years.  Because the underlying orders focused on the implementation of the Capacity Carry Forward Rule, this remand does not implicate the validity of the underlying price-lock. Because several auctions have been held under the existing rules, any subsequent order from FERC could affect future capacity prices in New England, as well as affect the price that non-price locked resources could receive from prior capacity auction.
2021/2022 ISO-NE Auction Results — On February 6, 2018, ISO-NE announced the results of its 2021/2022 forward capacity auction.  NRG cleared 1,529 MW at $4.631 kW-month providing expected annualized capacity revenues of $85 million.  The 333 MWs at Canal Unit 3, which previously cleared the tenth forward capacity auction with a seven year price lock at a price of $7.03 kW-month for the 2021/2022 deliverability year, are excluded from these results.
Massachusetts GHG Regulations — On September 11, 2017, multiple generators, including GenOn Energy, Inc. and the New England Power Generators Association, or NEPGA, filed complaints regarding the Massachusetts GHG regulations with the Superior Court in Massachusetts. The complaint alleges that the final regulation does not demonstrate a lowering of emissions and that the regulation violates the state’s Global Warming Solutions Act law. On January 30, 2018, the Massachusetts Supreme Judicial Court transferred the superior court cases to the Supreme Judicial Court for Suffolk County. At the same time, the Court stayed two pending appeals of siting certificates, one of which is the certificate of NRG’s Canal 3 development. The outcome of the matter may affect generators’ abilities to run their plants without violating environmental regulations.

Northern Pass Siting Application — On February 1, 2018, the New Hampshire Site Evaluation Committee denied the application for Northern Pass to cross the state with a 160-mile transmission line from Quebec into southern New Hampshire.  The Northern Pass transmission line project had previously been awarded a contract by the State of Massachusetts, which is now in doubt.  The addition of 1,000 MW of additional Canadian hydropower associated with Northern Pass would have affected energy and capacity prices.

Peak Energy Rent Adjustment Complaint — On September 30, 2016, the New England Power Generators Association, or NEPGA, filed a complaint against ISO-NE asking FERC to find the Peak Energy Rent, or PER, unjust and unreasonable. The PER adjustment reduces capacity payments on days where energy prices exceed a pre-defined level, known as the "PER strike price." On January 9, 2017, FERC granted NEPGA’s complaint requiring a change to the methodology used to calculate the PER strike price. FERC also directed the parties to determine any refunds for PER paid between September 30, 2016 and May 31, 2018. On July 26, 2017, NEPGA filed settlement documents at FERC, which NRG supported. On February 20, 2018, FERC accepted the settlement and directed ISO-NE to submit a compliance filing setting out the PER calculation.
New York
Independent Power Producers of New York (IPPNY) Complaint — On January 9, 2017, EPSA requested FERC to promptly direct the NYISO to file tariff provisions to address pending market concerns related to out-of-market payments to existing generation in the NYISO. This request was prompted by the ZEC program initiated by the NYSPSC. This request follows IPPNY’s complaint at FERC against the NYISO on May 10, 2013, as amended on March 25, 2014. The generators asked FERC to direct the NYISO to require that capacity from existing generation resources that would have exited the market but for out-of-market payments be mitigated. Failure to implement buyer-side mitigation measures could result in uneconomic entry, which artificially decreases capacity prices below competitive market levels.
New York Public Service Commission Retail Energy Market Proceedings — On February 23, 2016, the NYSPSC issued what it refers to as its “Retail Reset” order, or Reset Order, in docket 12-M-0476 et al. Among other things, the Reset Order placed a price cap on energy supply offers and required many retail providers to seek affirmative consent from certain retail customers. Various parties have challenged the NYPSC’s ability to regulate rates charged by competitive suppliers in New York state court. In conjunction with the court challenges, the NYPSC noticed both an evidentiary and a collaborative track to address the functioning of the competitive retail markets. An administrative hearing commenced on November 29, 2017 as part of the evidentiary track, which is ongoing. The outcome of the evidentiary and collaborative processes, combined with the outcome of the appeal of the Reset Order, could affect the viability of the New York retail energy market.
CAISO
Puente Power Project — On October 5, 2017, the California Energy Commission, or CEC, the agency responsible for permitting the Puente Power Project, issued a statement on behalf of the committee of two Commissioners overseeing the permitting process stating their intention to issue a proposed decision that would deny a permit for the Puente Power Project. On October 16, 2017, NRG filed a motion to suspend the permitting proceeding for at least six months, which was granted on November 3, 2017. During the six month suspension period, which could be extended, NRG will evaluate the progress of a procurement process initiated by SCE to replace the Puente Power Project.
Environmental Matters
NRG is subject to numerous environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. Federal and state environmental laws historically have become more stringent over time. Future laws may require the addition of emissions controls or other environmental controls or impose restrictions on our operations, which could affect the Company's operations. Complying with environmental laws often involves significant capital and operating expenses, as well as occasionally curtailing operations. NRG decides to invest capital for environmental controls based on the relative certainty of the requirements, an evaluation of compliance options, and the expected economic returns on capital.

A number of regulations that may affect the Company are under review by the EPA, including ESPS for GHGs, ash disposal requirements, NAAQS revisions and implementation and effluent limitation guidelines. NRG will evaluate the impact of these regulations as they are revised but cannot fully predict the impact of each until anticipated legal challenges are resolved.

Air
The CAA and the resulting regulations (as well as similar state and local requirements) have the potential to affect air emissions, operating practices and pollution control equipment required at power plants. Under the CAA, the EPA sets NAAQS for certain pollutants including SO2, ozone, and PM2.5. Many of the Company's facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS have become more stringent. The Company maintains a comprehensive compliance strategy to address continuing and new requirements. Complying with increasingly stringent air regulations could require the installation of additional emissions control equipment at some NRG facilities or retiring of units if installing such controls is not economic. Significant changes to air regulatory programs affecting the Company are described below.

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
MATS — In 2012, the EPA promulgated standards (the MATS rule) to control emissions of HAPs from coal and oil-fired electric generating units. The rule established limits for mercury, non-mercury metals, certain organics and acid gases, which had to be met beginning in April 2015 (with some units getting a 1-year extension). In June 2015, the U.S. Supreme Court issued a decision in the case of Michigan v. EPA, and held that the EPA unreasonably refused to consider costs when it determined that it was "appropriate and necessary" to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In December 2015, the D.C. Circuit remanded the MATS rule to the EPA without vacatur. On April 25, 2016, the EPA released a supplemental finding that the benefits of this regulation outweigh the costs to address the U.S. Supreme Court's ruling that the EPA had not properly considered costs. This finding has been challenged in the D.C. Circuit. On April 18, 2017, the EPA asked the D.C. Circuit to postpone oral argument that had been scheduled for May 18, 2017 because the EPA is closely reviewing the supplemental finding to determine whether it should reconsider all or part of the rule. On April 27, 2017, the D.C. Circuit granted the EPA's request to postpone the oral argument and hold the case in abeyance. While NRG cannot predict the final outcome of this rulemaking, NRG believes that because it has already invested in pollution controls and cleaner technologies, the fleet is well-positioned to comply with the MATS rule.
Clean Power Plan — The attention in recent years on GHG emissions has resulted in federal regulations and state legislative and regulatory action. In October 2015, the EPA finalized the Clean Power Plan, or CPP, addressing GHG emissions from existing EGUs. On February 9, 2016, the U.S. Supreme Court stayed the CPP. The D.C. Circuit heard oral argument on the legal challenges to the CPP in September 2016. At the EPA's request, the D.C. Circuit agreed on April 28, 2017 to hold the case in abeyance. On October 16, 2017, the EPA proposed a rule to repeal the CPP. The Company believes the CPP is not likely to survive.

Greenhouse Gas Emissions — NRG emits CO2 and small quantities of other greenhouse gases, or GHGs, when generating electricity at most of its facilities. The graphs presented below illustrate NRG's domestic emissions of CO2e for 2015, 2016 and 2017. A significant majority (>99%) of NRG's emission sources are subject to federal (U.S. EPA) GHG reporting requirements programs. NRG anticipates further reductions in CO2e emissions as the Company modernizes the fleet. From 2016 to 2017, the Company's CO2e emissions decreased from 48 million metric tons to approximately 46 million metric tons, representing a 4% reduction year over year. The primary factor leading to the decreased emissions include reductions in fleet wide annual net generation due to a continued market-driven shift towards increased generation from natural gas over coal. The Company's goal is to reduce CO2e emissions by 50% by 2030, and 90% by 2050, using 2014 as a baseline.

NRG Domestic CO_2e Emissions and Generation

80
60
40
20
0
63
48
46
Other
Other
Other
56 TWh
AB32
RGGI
2015
2016
2017
NRG Domestic CO_2e Emissions (million metric tons)
NRG Domestic Generation from Fossil Fuels (TWh)

NRG Domestic Revenue Carbon Intensity

5200
5000
4800
4600
4400
4200
4000
3800
5,106
4,547
4,353
2015
2016
2017
NRG Domestic tCO_2e /$M Revenue

The effects from federal, regional or state regulation of GHGs on the Company's financial performance will depend on a number of factors, including the outcome of the legal challenges and actions of the current U.S. presidential administration.
 Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On September 13, 2017, the EPA granted the petition for reconsideration that the Utility Solid Waste Activities Group filed in May 2017. The Company has evaluated the impact of the new rule on the Company's consolidated financial position, results of operations, or cash flows and has accrued its environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2017.
Domestic Site Remediation Matters
Under certain federal, state and local environmental laws, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products. NRG may be responsible for property damage, personal injury and investigation and remediation costs incurred by a party in connection with hazardous material releases or threatened releases. These laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended by the Superfund Amendments and Reauthorization Act of 1986, or SARA, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and the courts have interpreted liability under such laws to be strict (without fault) and joint and several. Cleanup obligations can often be triggered during the closure or decommissioning of a facility, in addition to spills during its operations. Further discussions of affected NRG sites can be found in Item 15 — Note 24, Environmental Matters, to the Consolidated Financial Statements.

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
On February 5, 2013, STPNOC entered into a settlement agreement with the U.S. DOE for payment of damages relating to the U.S. DOE's failure to accept SNF and HLW under the Nuclear Waste Policy Act through December 31, 2013, which was extended through an addendum dated January 24, 2014, to December 31, 2016. On December 12, 2016, STPNOC received the federal government's offer of another three-year extension of payment for continued failure to accept SNF and HLW. The proposal was reviewed and accepted. There are no facilities for the reprocessing or permanent disposal of SNF currently in operation in the U.S., nor has the NRC licensed any such facilities. STPNOC currently stores all SNF generated by its nuclear generating facilities in on-site storage pools.  Since STPNOC's SNF storage pools do not have sufficient storage capacity for the life of the units, STPNOC is proceeding to construct dry cask storage capability on-site. STPNOC plans to continue to assert claims against the U.S. DOE for damages relating to the U.S. DOE's failure to accept SNF and HLW.
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
Regional Environmental Developments
New Source Review — In 2007, Midwest Generation received an NOV from the EPA alleging that past work at Crawford, Fisk, Joliet, Powerton, Waukegan and Will County generating stations violated NSR and other regulations. These alleged violations are the subject of litigation described in Item 15 — Note 22, Commitments and Contingencies. Additionally, in April 2013, the Connecticut Department of Energy and Environmental Protection issued four NOVs alleging that past work at oil-fired combustion turbines at the Torrington Terminal, Franklin, Branford and Middletown generating stations violated regulations regarding NSR.

Burton Island Old Ash Landfill — In January 2006, NRG's Indian River Power LLC was notified that it may be a potentially responsible party with respect to Burton Island Old Ash Landfill, a historic captive landfill located at the Indian River facility. On October 1, 2007, NRG signed an agreement with DNREC to investigate the site through the Voluntary Clean-up Program, or the VCP. On February 4, 2008, DNREC issued findings that no further action was required in relation to surface water and that a previously planned shoreline stabilization project would satisfactorily address shoreline erosion. The landfill itself required a Remedial Investigation and Feasibility Study to determine the type and scope of any additional required work. DNREC approved the Feasibility Study in December 2012. In January 2013, DNREC proposed a remediation plan based on the Feasibility Study. The remediation plan was approved in October 2013. In December 2015, DNREC approved the Company's remediation design, the Company's Closure Report and the Company's Long Term Stewardship Plan. The cost of completing the work required by the approved remediation plan is consistent with amounts budgeted in early 2016 and remediation was completed in 2017. The estimated cost to comply with the Long-Term Stewardship Plan was added to the liability in December 2016.
In addition to the VCP, on May 29, 2008, DNREC requested that NRG's Indian River Power LLC participate in the development and performance of a Natural Resource Damage Assessment at the Burton Island Old Ash Landfill. NRG is currently working with DNREC and other trustees to close out the assessment process.
RGGI — The Company operates generating units in Connecticut, Delaware, Maryland, and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances through 2020. The nine RGGI states re-evaluated the program and published a model rule to further reduce the number of allowances. The revisions being currently contemplated could adversely impact NRG's results of operations, financial condition and cash flows.
Texas Regional Haze — On October 17, 2017, the EPA promulgated a final rule creating a Texas-only SO2 cap-and-trade program to address regional haze. The program is scheduled to begin on January 1, 2019. Several of the Company's units in Texas will be affected by this rule. The rule has been challenged by several environmental groups in the Fifth Circuit of the U.S. Court of Appeals.
Customers
NRG sells to a wide variety of customers. No individual customer accounted for 10% or more of NRG's total revenue in 2017. The Company owns and operates power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. The Company also directly sells to end-use customers in the residential, commercial and industrial sectors. NRG also receives significant revenues from PJM in its capacity as the regional transmission organization for the PJM footprint.
Employees
As of December 31, 2017, NRG and its consolidated subsidiaries, including NRG Yield, Inc., had 5,940 employees, approximately 24% of whom were covered by U.S. bargaining agreements. During 2017, the Company did not experience any labor stoppages or labor disputes at any of its facilities.
Available Information
NRG's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's website, www.nrg.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company also routinely posts press releases, presentations, webcasts, sustainability reports and other information regarding the Company on the Company's website. The information posted on the Company's website is not a part of this report.

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
NRG is subject to a number of risks and uncertainties associated with the Chapter 11 Cases, which may lead to potential adverse effects on NRG’s business, results of operations, or financial condition. NRG cannot assure you of the outcome of the Chapter 11 Cases. Potential risks to NRG associated with the Chapter 11 Cases include the following:

•	the length of time the GenOn Entities will operate under the Chapter 11 proceedings and their ability to successfully emerge, including with respect to obtaining any necessary regulatory approvals;

•	the ability of the GenOn Entities to consummate their plan of reorganization;

•	risks associated with third party motions, proceedings and litigation in the Chapter 11 proceedings, which may interfere with the GenOn Entities’ plan of reorganization;

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
The Settlement Agreement may not be consummated if certain conditions are not met. If the Settlement Agreement is not consummated, NRG may not be entitled to receive certain benefits contemplated by the Restructuring Support Agreement and plan of reorganization.
Under the Restructuring Support Agreement to which GenOn, NRG and certain of GenOn's and GenOn Americas Generation's senior unsecured noteholders are parties, each of them agreed to support Bankruptcy Court approval of the Settlement Agreement, subject to conditions.
While the Bankruptcy Court approved the Settlement Agreement and confirmed the proposed plan of reorganization on December 12, 2017, there can be no assurance that the conditions to the effectiveness of either the Settlement Agreement or plan of reorganization will be satisfied. In addition, GenOn is entitled to terminate the Restructuring Support Agreement and consider alternative transactions in accordance with its fiduciary duties. If the Settlement Agreement or plan of reorganization is not consummated, NRG may not receive certain of the benefits contemplated by the Restructuring Support Agreement.
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

NRG adopted and initiated the Transformation Plan, designed to significantly strengthen earnings and cost competitiveness, lower risk and volatility, and create significant shareholder value. The three-part, three-year plan is comprised of the following components: (i) operations and cost excellence; (ii) portfolio optimization; and (iii) capital structure and allocation enhancements.
As part of the Transformation, Plan, on February 6, 2018, NRG and GIP entered into a purchase and sale agreement for NRG to sell its ownership in NRG Yield, Inc. and its renewables platform to GIP for cash of $1.375 billion, subject to certain adjustments. Also on February 6, 2018, NRG and Cleco entered into a purchase and sale agreement for NRG to sell its South Central business to Cleco for cash of $1.0 billion, subject to certain adjustments. Both of these transactions are subject to various closing conditions and approvals.
NRG may be unable to fully implement the components of the Transformation Plan, in which case, NRG would not realize the anticipated benefits. Alternatively, such components of the Transformation Plan, even if implemented, may not result in the anticipated benefits to NRG’s business, results of operations and financial condition in a timely manner if at all. Further, NRG could experience unexpected delays, business disruptions resulting from supporting these initiatives during and following completion of these activities, decreased productivity, adverse effects on employee morale and employee turnover as a result of such initiatives, any of which may impair NRG’s ability to achieve anticipated results or otherwise harm NRG’s business, results of operations and financial condition.

The proposed sales of assets to GIP and Cleco could be delayed or fail to close, or otherwise cause unanticipated issues, which could adversely affect NRG's business, results of operations and financial condition.

As described above, on February 6, 2018, NRG entered into a purchase and sale agreement with GIP pursuant to which NRG agreed to sell its ownership interest in NRG Yield, Inc. and NRG’s Renewables platform. Also on February 6, 2018, NRG and Cleco entered into a purchase and sale agreement for Cleco to purchase NRG's South Central business. The proposed sales are subject to numerous closing conditions, including, among others, the receipt of certain consents and regulatory approvals. A number of the closing conditions are outside of NRG’s control and it cannot be predicted with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approval, which may be burdensome. If such closing conditions are not met or additional obligations are imposed, the proposed sales may not be consummated at all or may encounter delays or other roadblocks that are not currently anticipated. Planning and executing the proposed separation and sale of NRG’s renewables platform will require significant time, effort, and expense, and may divert management’s attention from other aspects of NRG’s business operations, and any delays in completion of the proposed sale may increase the amount of time, effort, and expense that NRG devotes to the transactions, which could adversely affect NRG’s other operations. The current price of NRG’s stock may reflect an assumption that the pending sales will occur and failure to complete the proposed sales could result in a decline in NRG’s stock price. In addition, even if NRG completes the proposed sales, the actual impacts on NRG's business and financial results may differ from the anticipated results.

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

•	environmental regulations and legislation;

•	electric supply disruptions, including plant outages and transmission disruptions;

•	changes in power transmission infrastructure;

•	fuel transportation capacity constraints or inefficiencies;

•	changes in law, including judicial decisions;

•	weather conditions, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;

•	changes in commodity prices and the supply of commodities, including but not limited to natural gas, coal and oil;

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
A substantial portion of the output from NRG's coal and nuclear facilities has been sold forward under fixed price power sales contracts through 2018 and the Company also sells forward the output from its intermediate and peaking facilities when it is commercially advantageous to do so. The Company also sells fixed price gas as a proxy for power. Because the obligations under most of these agreements are not contingent on a unit being available to generate power, NRG is generally required to deliver power to the buyer, even in the event of a plant outage, fuel supply disruption or a reduction in the available capacity of the unit. To the extent that the Company does not have sufficient lower-cost capacity to meet its commitments under its forward sale obligations, the Company would be required to supply replacement power either by running its other, higher cost power plants or by obtaining power from third-party sources at market prices that could substantially exceed the contract price. If NRG fails to deliver the contracted power, it would be required to pay the difference between the market price at the delivery point and the contract price, and the amount of such payments could be substantial.
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
The Company typically enters into hedging agreements, including contracts to purchase or sell commodities at future dates and at fixed prices, to manage the commodity price risks inherent in its power generation operations. These activities, although intended to mitigate price volatility, expose the Company to other risks. When the Company sells power forward, it gives up the opportunity to sell power at higher prices in the future, which not only may result in lost opportunity costs but also may require the Company to post significant amounts of cash collateral or other credit support to its counterparties. The Company also relies on counterparty performance under its hedging agreements and is exposed to the credit quality of its counterparties under those agreements. Further, if the values of the financial contracts change in a manner that the Company does not anticipate, or if a counterparty fails to perform under a contract, it could harm the Company's business, operating results or financial position.
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
NRG undertakes these marketing activities through agreements with various counterparties. Many of the Company's agreements with counterparties include provisions that require the Company to provide guarantees, offset of netting arrangements, letters of credit, a first lien on assets and/or cash collateral to protect the counterparties against the risk of the Company's default or insolvency. The amount of such credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in the Company being required to provide cash collateral and letters of credit in very large amounts. The effectiveness of the Company's strategy may depend on the amount of collateral available to enter into or maintain these contracts, and liquidity requirements may be greater than the Company anticipates or will be able to meet. Without a sufficient amount of working capital to post as collateral in support of performance guarantees or as a cash margin, the Company may not be able to manage price volatility effectively or to implement its strategy. An increase in the amount of letters of credit or cash collateral required to be provided to the Company's counterparties may negatively affect the Company's liquidity and financial condition.
Further, if any of NRG's facilities experience unplanned outages, the Company may be required to procure replacement power at spot market prices to fulfill contractual commitments. Without adequate liquidity to meet margin and collateral requirements, the Company may be exposed to significant losses, may miss significant opportunities, and may have increased exposure to the volatility of spot markets.
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
Many of NRG's facilities are old and require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures could result in reduced profitability.
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
While NRG currently intends to develop and finance its more capital intensive projects on a non-recourse or limited recourse basis through separate project financed entities and intends to seek additional investments in most of these projects from third parties, NRG anticipates that it will need to make significant equity investments in these projects. NRG may also decide to develop and finance some of the projects using corporate financial resources rather than non-recourse debt, which could subject NRG to significant capital expenditure requirements and to risks inherent in the development and construction of new generation facilities. In addition to providing some or all of the equity required to develop and build the proposed projects, NRG's ability to finance these projects on a non-recourse basis is contingent upon a number of factors, including the terms of the EPC contracts, construction costs, PPAs and fuel procurement contracts, capital markets conditions, the availability of tax credits and other government incentives for certain new technologies. To the extent NRG is not able to obtain non-recourse financing for any project or should credit rating agencies attribute a material amount of the project finance debt to NRG's credit, the financing of the development projects could have a negative impact on the credit ratings of NRG.
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

The development process is long and includes many steps such as project siting, financing, construction, permitting, government approvals and the negotiation of project development agreements. There can be no assurance that the projects in the Company’s renewables project pipeline will be completed on schedule or within budget, generate revenues, or receive the necessary financing for construction, among other risks. As the Company develops its renewables project pipeline, some of the projects in the pipeline may not be completed or proceed to construction as a result of various factors. These factors may include changes in applicable laws and regulations, including government incentives, environmental concerns regarding a project or changes in the economics related to a project, including the ability to finance a particular project. If a number of projects are not completed, the Company’s business, financial condition or operating results could be materially adversely affected.

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

One of the Company's subsidiaries, NRG Yield, Inc., is a publicly traded corporation, which may involve a greater exposure to legal liability than the Company's historic business operations.
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
Future acquisition or disposition activities could involve unknown risks and may have materially adverse effects.
NRG may in the future make acquisitions or dispositions of businesses or assets or pursue other business activities, directly or indirectly through subsidiaries, that involve a number of risks. The acquisition of companies and assets is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets, the ability to retain customers and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, the Company's acquisitions may not be successfully integrated. In the case of dispositions, such risks may relate to employment matters, counterparties, regulators and other stakeholders in the disposed business, risks relating to separating the disposed assets from NRG’s business, risks related to the management of NRG’s ongoing business, risks unknown to NRG at the time, and other financial, legal and operational risks related to such disposition. Any such risk may result in one or more costly disputes or litigation. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the indebtedness incurred to acquire them or the capital expenditures needed to develop them. There can also be no assurances that NRG will realize the anticipated benefits from any such dispositions. The failure to realize the anticipated returns or benefits from an acquisition or disposition could adversely affect NRG's results of operations, cash flows and financial condition.
NRG's business, financial condition and results of operations could be adversely impacted by strikes or work stoppages by its unionized employees or inability to replace employees as they retire.
As of December 31, 2017, approximately 24% of NRG's employees at its U.S. generation plants were covered by collective bargaining agreements. In the event that the Company's union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, NRG would be responsible for procuring replacement labor or the Company could experience reduced power generation or outages. Although NRG's ability to procure such labor is uncertain, contingency staffing planning is completed as part of each respective contract negotiations. Strikes, work stoppages or the inability to negotiate future collective bargaining agreements on favorable terms could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, a number of the Company's employees at NRG's plants are close to retirement. The Company's inability to replace retiring workers could create potential knowledge and expertise gaps as such workers retire.
Changes in technology may impair the value of NRG's power plants.
Research and development activities are ongoing to provide alternative and more efficient technologies to produce power, including wind, photovoltaic (solar) cells, energy storage, and improvements in traditional technologies and equipment, such as more efficient gas turbines. Advances in these or other technologies could reduce the costs of power production to a level below what the Company has currently forecasted, which could adversely affect its cash flows, results of operations or competitive position.

The Company may potentially be affected by emerging technologies that may over time affect change in capacity markets and the energy industry overall with the inclusion of distributed generation and clean technology.
Some emerging technologies like distributed renewable energy technologies, broad consumer adoption of electric vehicles and energy storage devices could affect the price of energy. These emerging technologies may affect the financial viability of utility counterparties and could have significant impacts on wholesale market prices, which could ultimately have a material adverse effect on NRG's financial condition, results of operations and cash flows.
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
Numerous functions affecting the efficient operation of NRG’s businesses depend on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of NRG’s generation plants, including STP, and of NRG's energy and fuel trading businesses rely on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information could be lost or stolen, causing NRG to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to NRG's reputation. In addition, NRG may experience increased capital and operating costs to implement increased security for its cyber systems and plants.
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
Risks Related to Governmental Regulation and Laws
NRG's business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.
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
Under the Atomic Energy Act of 1954, as amended, or AEA, ownership and operation of STP, of which NRG indirectly owns a 44% interest, is subject to regulation by the NRC. Such regulation includes licensing, inspection, enforcement, testing, evaluation and modification of all aspects of nuclear reactor power plant design and operation, environmental and safety performance, technical and financial qualifications, decommissioning funding assurance and transfer and foreign ownership restrictions. The current facility operating licenses for STP expire on August 20, 2047 (Unit 1) and December 15, 2048 (Unit 2).

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
NRG is subject to the environmental laws of foreign and U.S., federal, state and local authorities. The Company must comply with numerous environmental laws and obtain numerous governmental permits and approvals to build and operate the Company's plants. Federal and state environmental laws generally have become more stringent over time, although this trend could slow or pause. Should NRG fail to comply with any environmental requirements that apply to its operations, the Company could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail the Company's operations. In addition, when new requirements take effect or when existing environmental requirements are revised, reinterpreted or subject to changing enforcement policies, NRG's business, results of operations, financial condition and cash flows could be adversely affected.
NRG's businesses are subject to physical, market and economic risks relating to potential effects of climate change.
Climate change is producing changes in weather and other environmental conditions, including temperature and precipitation levels, and thus may affect consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt NRG's operations and supply chain, and cause them to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. NRG's commercial and residential customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply.
Climate change could also affect the availability of a secure and economical supply of water in some locations, which is essential for the continued operation of NRG's generation plants. Water risk is monitored by the risk owners (individual plant operators) and reported to Company management upon changes with a significance threshold of 20% in water consumption and withdrawal levels. If it is determined that a water supply risk exists that could impact projected generation levels at any plant within the subsequent two year time frame, risk mitigation efforts are identified and economically evaluated for implementation. Water risk regarding the impact for barge delivery is evaluated on a daily basis, with contingency plans developed as needed.
GHG regulation could increase the cost of electricity generated by fossil fuels, and such increases could reduce demand for the power NRG generates and markets. Also, demand for NRG's energy-related services could be similarly impacted by consumers’ preferences or market factors favoring energy efficiency, low-carbon power sources or reduced electricity usage.

Policies at the national, regional and state levels to regulate GHG emissions, as well as mitigate climate change, could adversely impact NRG's results of operations, financial condition and cash flows.
NRG's GHG emissions for 2017 can be found in Item 1, Business — Environmental Matters. In 2015, the EPA promulgated the final GHG emissions rules for new and existing fossil-fuel-fired electric generating units, which have been stayed by the U.S. Supreme Court and the EPA has proposed repealing.
The Company operates generating units in Connecticut, Delaware, Maryland, and New York that are subject to RGGI, which is a regional cap and trade system. In 2013, each of these states finalized a rule that reduced and will continue to reduce the number of allowances through 2020. The nine RGGI states re-evaluated the program and published a model rule to further reduce the number of allowances. The revisions being currently contemplated could adversely impact NRG's results of operations, financial condition and cash flows.
California has a CO2 cap and trade program for electric generating units greater than 25 MW. The impact on the Company depends on the cost of the allowances and the ability to pass these costs through to customers.
Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, the Company's route to market or access to customers, i.e., transmission and distribution lines, or critical plant assets. The contribution of climate change to the frequency or intensity of weather-related events could affect NRG's operations and planning process.
NRG's retail businesses are subject to changing state rules and regulations that could have a material impact on the profitability of its business lines.
The competitiveness of NRG's retail businesses partially depends on state regulatory policies that establish the structure, rules, terms and conditions on which services are offered to retail customers.  These state policies, which can include controls on the retail rates NRG's retail businesses can charge, the imposition of additional costs on sales, restrictions on the Company's ability to obtain new customers through various marketing channels and disclosure requirements, which can affect the competitiveness of NRG's retail businesses. Additionally, state or federal imposition of net metering or RPS programs can make it more or less expensive for retail customers to supplement or replace their reliance on grid power.  NRG's retail businesses have limited ability to influence development of these policies, and its business model may be more or less effective, depending on changes to the regulatory environment.
The Company's international operations are exposed to political and economic risks, commercial instability and events beyond the Company's control in the countries in which it operates, which risks may negatively impact the Company's business.
The Company's international operations depend on products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than in NRG's other markets. The Company's business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for the Company's products. Operating and seeking to expand business in a number of different regions and countries exposes the Company to a number of risks, including:

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
A valuation allowance may need to be recorded against the Company's remaining net deferred tax assets, which are predominantly related to NRG Yield, Inc., that the Company estimates as more likely than not to be unrealizable, based on available evidence including cumulative and forecasted pretax book earnings at the time the estimate is made. Currently, the Company has recorded a valuation allowance of approximately $1.8 billion against NRG's net deferred tax assets that are not related to NRG Yield, Inc. A valuation allowance related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels. In the event that the Company determines that it would not be able to realize all or a portion of its net deferred tax assets in the future, the Company would reduce such amounts accordingly through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on the Company's financial condition and results of operations.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K of NRG Energy, Inc., or NRG or the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words "believes," "projects," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause NRG's actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, risks and uncertainties include the factors described under Item 1A — Risk Factors Related to NRG Energy, Inc. and the following:

•	NRG's ability to achieve the expected benefits of its Transformation Plan;

•	NRG's ability to engage in successful sales and divestitures as well as mergers and acquisitions activity;

•
The potential adverse effects of the GenOn Entities' filings under Chapter 11 of the Bankruptcy Code and restructuring transactions on NRG's operations, management and employees and the risks associated with operating NRG's business during the restructuring process;

•	Risks and uncertainties associated with the GenOn Entities' Chapter 11 Cases including the ability to achieve anticipated benefits therefrom;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

•	Changes in law, including judicial decisions;

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

•	The effectiveness of NRG's risk management policies and procedures, and the ability of NRG's counterparties to satisfy their financial commitments;

•	Counterparties' collateral demands and other factors affecting NRG's liquidity position and financial condition;

•	NRG's ability to operate its businesses efficiently and generate earnings and cash flows from its asset-based businesses in relation to its debt and other obligations;

•	NRG's ability to enter into contracts to sell power and procure fuel on acceptable terms and prices;

•	The liquidity and competitiveness of wholesale markets for energy commodities;

•	Government regulation, including changes in market rules, rates, tariffs and environmental laws;

•	Price mitigation strategies and other market structures employed by ISOs or RTOs that result in a failure to adequately and fairly compensate NRG's generation units;

•	NRG's ability to mitigate forced outage risk for units subject to capacity performance requirements in PJM, performance incentives in ISO-NE, and scarcity pricing in ERCOT;

•	NRG's ability to borrow funds and access capital markets, as well as NRG's substantial indebtedness and the possibility that NRG may incur additional indebtedness going forward;

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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
Listed below are descriptions of NRG's interests in facilities, operations and/or projects owned or leased as of December 31, 2017. The MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units as of December 31, 2017. The following table summarizes NRG's power production and cogeneration facilities by region:

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Rated MW Capacity	Net MW Capacity(a)	% Owned
Gulf Coast
Bayou Cove(i)	MISO	Fossil	Natural Gas	LA	225	225	100.0
Big Cajun I(i)	MISO	Fossil	Natural Gas	LA	430	430	100.0
Big Cajun II(i)	MISO	Fossil	Coal	LA	580	580	100.0
Big Cajun II(i)	MISO	Fossil	Natural Gas	LA	540	540	100.0
Big Cajun II(i)	MISO	Fossil	Coal	LA	588	341	58.0
Cedar Bayou	ERCOT	Fossil	Natural Gas	TX	1,495	1,495	100.0
Cedar Bayou 4	ERCOT	Fossil	Natural Gas	TX	498	249	50.0
Cottonwood(i)	MISO	Fossil	Natural Gas	TX	1,263	1,263	100.0
Greens Bayou	ERCOT	Fossil	Natural Gas	TX	344	344	100.0
Gregory	ERCOT	Fossil	Natural Gas	TX	388	388	100.0
Limestone	ERCOT	Fossil	Coal	TX	1,689	1,689	100.0
Petra Nova Cogen	ERCOT	Fossil	Natural Gas	TX	44	22	50.0
San Jacinto	ERCOT	Fossil	Natural Gas	TX	162	162	100.0
South Texas Project(b)	ERCOT	Nuclear	Uranium	TX	2,582	1,136	44.0
Sterlington(i)	MISO	Fossil	Natural Gas	LA	176	176	100.0
T.H. Wharton	ERCOT	Fossil	Natural Gas	TX	1,025	1,025	100.0
W.A. Parish	ERCOT	Fossil	Coal	TX	2,504	2,504	100.0
W.A. Parish	ERCOT	Fossil	Natural Gas	TX	1,145	1,145	100.0
Total Gulf Coast					15,678	13,714

East/West
Arthur Kill	NYISO	Fossil	Natural Gas	NY	858	858	100.0
Astoria Turbines	NYISO	Fossil	Natural Gas	NY	404	404	100.0
Conemaugh & Keystone	PJM	Fossil	Coal	PA	3,343	125	3.7
Conemaugh & Keystone	PJM	Fossil	Oil	PA	20	1	3.7
Connecticut Jet Power	ISO-NE	Fossil	Oil	CT	142	142	100.0
Devon	ISO-NE	Fossil	Oil	CT	133	133	100.0
Doga		Fossil	Natural Gas	Turkey	180	144	80.0
Encina(f)	CAISO	Fossil	Natural Gas	CA	859	859	100.0
Fisk	PJM	Fossil	Oil	IL	172	172	100.0
Gladstone		Fossil	Coal	AUS	1,613	605	37.5
Indian River	PJM	Fossil	Coal	DE	410	410	100.0
Indian River	PJM	Fossil	Oil	DE	16	16	100.0
Joliet(c)	PJM	Fossil	Natural Gas	IL	1,326	1,326	100.0
Long Beach	CAISO	Fossil	Natural Gas	CA	260	260	100.0
Middletown	ISO-NE	Fossil	Oil	CT	770	770	100.0
Midway-Sunset	CAISO	Fossil	Natural Gas	CA	226	113	50.0
Montville	ISO-NE	Fossil	Oil	CT	494	494	100.0
Oswego	NYISO	Fossil	Oil	NY	1,639	1,639	100.0
Powerton(c)	PJM	Fossil	Coal	IL	1,538	1,538	100.0
Saguaro	WECC	Fossil	Natural Gas	NV	92	46	50.0

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Rated MW Capacity	Net MW Capacity(a)	% Owned
East/West (continued)
San Diego Turbines(d)	CAISO	Fossil	Natural Gas	CA	61	61	100.0
SMECO	PJM	Fossil	Natural Gas	MD	78	78	100.0
Sunrise	CAISO	Fossil	Natural Gas	CA	586	586	100.0
Vienna	PJM	Fossil	Oil	MD	167	167	100.0
Watson	CAISO	Fossil	Natural Gas	CA	416	204	49.0
Waukegan	PJM	Fossil	Coal	IL	682	682	100.0
Waukegan	PJM	Fossil	Oil	IL	108	108	100.0
Will County	PJM	Fossil	Coal	IL	510	510	100.0
Total East/West					17,103	12,451

Renewables
Agua Caliente(g)(j)	CAISO/WECC	Renewable	Solar	AZ	290	102	35.0
Blythe II	CAISO	Renewable	Solar	CA	20	20	100.0
Broken Bow(g)	MISO	Renewable	Wind	NE	80	13	16.0
Cedro Hill(g)	ERCOT	Renewable	Wind	TX	150	47	31.0
Crofton Bluffs(g)	MISO	Renewable	Wind	NE	42	8	20.0
Distributed Solar	AZNMSNV/WECC	Renewable	Solar	various	179	179	100.0
Eastridge(h)	MISO	Renewable	Wind	MN	10	10	99.0
Guam(j)		Renewable	Solar	Guam	26	26	100.0
Ivanpah(g)(j)	CAISO	Renewable	Solar	CA	392	196	50.1
Langford Wind Farm	ERCOT	Renewable	Wind	TX	150	150	100.0
Mountain Wind I(g)	WECC	Renewable	Wind	WY	61	19	31.0
Mountain Wind II(g)	WECC	Renewable	Wind	WY	80	25	31.0
Sherbino Wind Farm(j)	ERCOT	Renewable	Wind	TX	150	75	50.0
Spanish Town(j)		Renewable	Solar	USVI	4	4	100.0
Stadiums(j)		Renewable	Solar	various	6	6	100.0
Total Renewables					1,640	880

NRG Yield
Agua Caliente(g)	CAISO/WECC	Renewable	Solar	AZ	290	46	16.0
Alpine	CAISO	Renewable	Solar	CA	66	66	100.0
Alta Wind	CAISO	Renewable	Wind	CA	947	947	100.0
Avenal	CAISO	Renewable	Solar	CA	45	23	50.0
Avra Valley	CAISO	Renewable	Solar	AZ	26	26	100.0
Blythe	CAISO	Renewable	Solar	CA	21	21	100.0
Borrego	CAISO	Renewable	Solar	CA	26	26	100.0
Buffalo Bear	SPP	Renewable	Wind	OK	19	19	100.0
California Valley Solar Ranch	CAISO/WECC	Renewable	Solar	OK	250	250	100.0
Crosswinds	MISO	Renewable	Wind	CA	21	21	99.0
Desert Sunlight	CAISO	Renewable	Solar	IA	550	138	25.0
Distributed Solar	Various	Renewable	Solar	various	27	27	100.0
Dover Cogeneration	PJM	Fossil	Natural Gas	DE	103	103	100.0
El Segundo	CAISO	Fossil	Natural Gas	CA	550	550	100.0
Elbow Creek	ERCOT	Renewable	Wind	TX	122	122	100.0
Elkhorn Ridge	MISO	Renewable	Wind	NE	81	54	66.7
Forward	PJM	Renewable	Wind	PA	29	29	100.0
Four Brothers Solar	WECC	Renewable	Solar	UT	320	160	50.0

Name of Facility	Power Market	Plant Type	Primary Fuel	Location	Rated MW Capacity	Net MW Capacity(a)	% Owned
NRG Yield (continued)
GenConn Devon	ISO-NE	Fossil	Dual-fuel	CT	190	95	50.0
GenConn Middletown	ISO-NE	Fossil	Dual-fuel	CT	190	95	50.0
Goat Mountain Wind	ERCOT	Renewable	Wind	TX	150	150	100.0
Granite Mountain	WECC	Renewable	Solar	UT	130	65	50.0
Hardin	MISO	Renewable	Wind	IA	15	15	99.0
High Desert	WECC	Renewable	Solar	CA	20	20	100.0
Iron Springs	WECC	Renewable	Solar	UT	80	40	50.0
Kansas South	WECC	Renewable	Solar	CA	20	20	100.0
Laredo Ridge	MISO	Renewable	Wind	NE	80	80	100.0
Lookout	PJM	Renewable	Wind	PA	38	38	100.0
Marsh Landing	CAISO	Fossil	Natural Gas	CA	720	720	100.0
Odin	MISO	Renewable	Wind	MN	20	20	99.9
Paxton Creek Cogeneration	PJM	Fossil	Natural Gas	PA	12	12	100.0
Pinnacle	PJM	Renewable	Wind	WV	55	55	100.0
Princeton Hospital(e)	PJM	Fossil	Natural Gas	NJ	5	5	100.0
Roadrunner	WECC	Renewable	Solar	NM	20	20	100.0
San Juan Mesa	MISO	Renewable	Wind	NM	120	90	75.0
Sleeping Bear	SPP	Renewable	Wind	OK	95	95	100.0
SPP projects	Various	Renewable	Solar	various	25	25	100.0
South Trent Wind Farm	ERCOT	Renewable	Wind	TX	101	101	100.0
Spanish Fork, UT	WECC	Renewable	Wind	UT	19	19	100.0
Spring Canyon II and III	WECC	Renewable	Wind	CO	60	54	90.1
Taloga	SPP	Renewable	Wind	OK	130	130	100.0
Tucson Convention Center	WECC	Fossil	Natural Gas	AZ	2	2	100.0
University of Bridgeport	ISO-NE	Fossil	Natural Gas	CT	1	1	100.0
Wildorado	ERCOT	Renewable	Wind	TX	161	161	100.0
Walnut Creek	CAISO	Fossil	Natural Gas	CA	485	485	100.0
			Total NRG Yield		6,437	5,241
NRG's Noncontrolling Interest						(2,353)
			Net NRG Yield			2,888

Other
Residential solar		Renewable	Solar	various	114	114	100.0
Total Other					114	114

Total					40,972	30,047

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

(d)	These units are located on property owned by SDG&E under an annual license agreement. The Miramar and El Cajon sites (51 MW) retired on January, 1, 2017.

(e)	The output of Princeton Hospital is primarily dedicated to serving the hospital. Excess power is sold to the local utility under its state-jurisdictional tariff.

(f)	Encina Unit 1 was deactivated on March 31, 2017.

(g)	Capacity attributable to noncontrolling interest for these Renewables facilities was 685 MWs as of December 31, 2017.

(h)	In January 2018, NRG sold the Eastridge assets to a third party.

(i)	Assets that are part of NRG's South Central business.

(j)	Assets that are not included in the announced sale of NRG's ownership in NRG Yield, Inc. Agua Caliente remains as a ROFO asset under the ROFO Agreement between NRG and NRG Yield, Inc.

Thermal Facilities

The Company's thermal businesses in Pittsburgh, Harrisburg and San Francisco are regulated by their respective state's Public Utility Commission. The other thermal businesses are subject to contract terms with their customers. The Company's thermal businesses are owned by NRG Yield LLC. The following table summarizes NRG's thermal steam and chilled water facilities as of December 31, 2017:

Name and Location of Facility	Thermal Energy Purchaser	% Owned	Rated Megawatt Thermal Equivalent Capacity (MWt)	Net Megawatt Thermal Equivalent Capacity (MWt)	Generating Capacity
NRG Energy Center Minneapolis, MN	Approx 100 steam and 55 chilled water customers	100	322 136	322 136	Steam: 1,100 MMBtu/hr. Chilled water: 38,700 tons
NRG Energy Center San Francisco, CA	Approx 180 steam customers	100	133	133	Steam: 454 MMBtu/hr.
NRG Energy Center Omaha, NE	Approx 60 steam and 65 chilled water customers	100 12(a) 100 0(a)	142 73 77 26	142 9 77 0	Steam: 485 MMBtu/hr Steam: 250 MMBtu/hr Chilled water: 22,000 tons Chilled water: 7,250 tons
NRG Energy Center Harrisburg, PA	Approx 125 steam and 5 chilled water customers	100	108 13	108 13	Steam: 370 MMBtu/hr. Chilled water: 3,600 tons
NRG Energy Center Phoenix, AZ	Approx 35 chilled water customers	24(a) 100 12(a) 0(a)	5 104 14 28	1 104 2 0	Steam: 17 MMBtu/hr Chilled water: 29,600 tons Chilled water: 3,920 tons Chilled water: 8,000 tons
NRG Energy Center Pittsburgh, PA	Approx 25 steam and 25 chilled water customers	100	88 49	88 49	Steam: 302 MMBtu/hr. Chilled water: 13,874 tons
NRG Energy Center San Diego, CA	Approx 20 chilled water customers	100	31	31	Chilled water: 8,825 tons
NRG Energy Center Dover, DE	Kraft Foods Inc. and Procter & Gamble Company	100	66	66	Steam: 225 MMBtu/hr.
NRG Energy Center Princeton, NJ	Princeton HealthCare System	100	21 17	21 17	Steam: 72 MMBtu/hr. Chilled water: 4,700 tons
	Total Generating Capacity (MWt)		1,453	1,319

(a)	Net MWt capacity excludes 134 MWt available under the right-to-use provisions contained in agreements between two of NRG Yield Inc.'s thermal facilities and certain of its customers.
Other Properties
NRG owns several real properties and facilities related to its generation assets, other vacant real property unrelated to the Company's generation assets, interests in construction projects, and properties not used for operational purposes. NRG believes it has satisfactory title to its plants and facilities in accordance with standards generally accepted in the electric power industry, subject to exceptions that, in the Company's opinion, would not have a material adverse effect on the use or value of its portfolio.
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
Item 4 — Mine Safety Disclosures
Not applicable.

PART II
Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders and Dividends
NRG's authorized capital stock consists of 500,000,000 shares of NRG common stock and 10,000,000 shares of preferred stock. A total of 25,000,000 shares of the Company's common stock are authorized for issuance under the NRG LTIP. No shares of NRG common stock were available for future issuance under the NRG GenOn LTIP. For more information about the NRG LTIP and the NRG GenOn LTIP, refer to Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 15 — Note 20, Stock-Based Compensation, to the Consolidated Financial Statements.
NRG's common stock is listed on the New York Stock Exchange and has been assigned the symbol: NRG. The high and low sales prices, as well as the closing price for the Company's common stock on a per share basis for 2017 and 2016 are set forth below:

Common Stock Price	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
High	$29.78	$26.25	$19.07	$18.95	$13.06	$16.02	$18.32	$14.47
Low	24.55	15.95	14.52	12.19	9.84	10.70	11.69	8.92
Closing	28.48	25.59	17.22	18.70	12.26	11.21	14.99	13.01
Dividends Per Common Share	$0.030	$0.030	$0.030	$0.030	$0.030	$0.030	$0.030	$0.145
NRG had 316,743,089 shares outstanding as of December 31, 2017. As of January 31, 2018, there were 317,637,917 shares outstanding, and there were 21,150 common stockholders of record.
On January 19, 2018, NRG declared a quarterly dividend on the Company's common stock of $0.030 per share, or $0.12 per share on an annualized basis, payable on February 15, 2018, to stockholders of record as of February 1, 2018.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations.

Stock Performance Graph
The performance graph below compares NRG's cumulative total stockholder return on the Company's common stock for the period December 31, 2012 through December 31, 2017 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index, or S&P 500, and the Philadelphia Utility Sector Index, or UTY. NRG's common stock trades on the New York Stock Exchange under the symbol "NRG."
The performance graph shown below is being furnished and compares each period assuming that $100 was invested on December 31, 2012, in each of the common stock of NRG, the stocks included in the S&P 500 and the stocks included in the UTY, and that all dividends were reinvested.
Comparison of Cumulative Total Return

	Dec-2012	Dec-2013	Dec-2014	Dec-2015	Dec-2016	Dec-2017
NRG Energy, Inc.	$100.00	$127.02	$121.33	$54.56	$58.06	$135.68
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
UTY	100.00	110.98	143.09	134.14	157.47	177.66

Item 6 — Selected Financial Data
The following table presents NRG's historical selected financial data. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has completed several acquisitions and dispositions, as described in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions except ratios and per share data)
Statement of income data:
Total operating revenues	$10,629	$10,512	$12,328	$12,810	$8,820
Total operating costs and other expenses (a)	(10,484)	(10,633)	(12,612)	(13,033)	(8,944)
Impairment losses (b)	(1,709)	(702)	(4,860)	(15)	(459)
Operating (loss)/income	(587)	266	(4,051)	895	198
Impairment losses on investments	(79)	(268)	(56)	—	(99)
Loss from continuing operations, net	(1,548)	(983)	(6,331)	(72)	(308)
(Loss)/income from discontinued operations, net	(789)	92	(105)	204	(43)
Net (loss)/income attributable to NRG Energy, Inc.	$(2,153)	$(774)	$(6,382)	$134	$(386)
Common share data:
Basic shares outstanding — average	317	316	329	334	323
Diluted shares outstanding — average	317	316	329	339	323
Shares outstanding — end of year	317	315	314	337	324
Per share data:
Net (loss)/income attributable to NRG — basic and diluted	$(6.79)	$(2.22)	$(19.46)	$0.23	$(1.22)
Dividends declared per common share	0.12	0.24	0.58	0.54	0.45
Book value	$6.20	$14.09	$17.29	$34.68	$32.33
Business metrics:
Cash flow from operations	$1,387	$2,088	$1,349	$1,559	$1,149
Liquidity position (c)	3,210	2,373	2,418	2,757	2,767
Ratio of earnings to fixed charges	(0.52)	0.29	(4.01)	0.98	0.36
Ratio of earnings to fixed charges and preferred dividends	(0.52)	0.29	(3.88)	0.89	0.36
Return on equity	(109.40)%	(17.41)%	(117.45)%	1.15%	(3.69)%
Ratio of debt to total capitalization	88.70%	77.75%	72.58%	56.98%	52.81%
Balance sheet data:
Current assets	$4,415	$6,714	$7,619	$8,784	$7,776
Current liabilities	3,317	4,702	4,602	5,236	4,381
Property, plant and equipment, net	13,908	15,369	15,901	19,321	16,676
Total assets	23,318	30,682	33,125	40,856	34,081
Long-term debt, including current maturities, and capital leases	16,404	16,473	16,698	17,047	13,485
Total stockholders' equity	$1,968	$4,446	$5,434	$11,676	$10,467

(a)	Excludes impairment losses and impairment losses on investments.

(b)	Includes goodwill impairment as described in Item 15 - Note 11, Goodwill and Other Intangibles, to the Consolidated Financial Statements.

(c)
Liquidity position is determined as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Liquidity Position. It excludes collateral funds deposited by counterparties of $37 million, $2 million, and $91 million as of December 31, 2017, 2016 and 2015, respectively, which represents cash held as collateral from hedge counterparties in support of energy risk management activities. It is the Company's intention to limit the use of these funds for repayment of the related current liability for collateral received in support of energy risk management activities.

The following table provides the details of NRG's operating revenues:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Energy revenue	$3,549	$4,122	$4,923	$4,960	$3,638
Capacity revenue	1,197	1,236	1,368	1,201	936
Retail revenue	6,385	6,336	6,910	7,372	6,315
Mark-to-market for economic hedging activities	21	(572)	(143)	690	(185)
Contract amortization	(56)	(56)	(40)	(12)	(32)
Other revenues	490	543	425	536	287
Corporate/Eliminations	(957)	(1,097)	(1,115)	(1,937)	(2,139)
Total operating revenues(a)	$10,629	$10,512	$12,328	$12,810	$8,820

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

As you read this discussion and analysis, refer to NRG's Consolidated Statements of Operations to this Form 10-K, which presents the results of the Company's operations for the years ended December 31, 2017, 2016, and 2015, and also refer to Item 1 to this Form 10-K for more detailed discussion about the Company's business.
Executive Summary
NRG Energy, Inc., or NRG or the Company, is a leading integrated power company built on the strength of a diverse competitive electric generation portfolio and leading retail electricity platform. NRG aims to create a sustainable energy future by producing, selling and delivering electricity and related products and services in major competitive power markets in the U.S. in a manner that delivers value to all of NRG's stakeholders. The Company owns and operates approximately 30,000 MW of generation; trades wholesale energy, capacity and related products; transacts in and trades fuel and transportation services; and directly sells energy, services, and innovative, sustainable products and services to retail customers under the names “NRG”, "Reliant" and other retail brand names owned by NRG.
Business Environment
The industry dynamics and external influences affecting the Company and its businesses, and the power generation and retail energy industry in general in 2017 and for the future medium term include:
Capacity Markets — Capacity markets are a major source of revenue for the Company.  Centralized capacity markets exist in ISO-NE, MISO, NYISO and PJM. Bilateral markets exist in CAISO and MISO.  These auctions are either an annual market held three years ahead of the delivery period as in the case of PJM and ISO-NE, or six months to one month ahead as in the case of NYISO.  Many variables affect the prices derived in these auctions.  These variables include the load forecast, the target reserve margin, rules surrounding demand response, capacity performance penalties, capacity imports and exports from the region, new generation entrants, slope of the demand curve, generation retirements, the cost of retrofitting old generation to meet new environmental rules, expected profitability of the units themselves in the energy market and various other auction rules.  In theory, a high capacity price indicates that the ISO doesn't have sufficient generation capacity against its needed reserve margin and new construction should enter the market.  Similarly, a low capacity price suggests the market is over-built and units should retire.  The Company has seen many swings in the pricing for capacity markets and the rules in many of the markets are undergoing significant changes, as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Commodities Markets — The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates power plants.  Natural gas prices are driven by variables including demand from the industrial, residential, and electric sectors, productivity across natural gas supply basins, costs of natural gas production, changes in pipeline infrastructure, and the financial and hedging profile of natural gas consumers and producers.  In 2017, average natural gas prices at Henry Hub were 26.3% higher than in 2016.
If long-term gas prices decrease, the Company is likely to encounter lower realized energy prices, leading to lower energy revenues as higher priced hedge contracts mature and are replaced by contracts with lower gas and power prices.  NRG's retail gross margins have historically improved as natural gas prices decline and are likely to partially offset the impact of declining gas prices on conventional wholesale power generation.  To further mitigate this impact, NRG may increase its percentage of coal and nuclear capacity sold forward using a variety of hedging instruments, as described under the heading "Energy-Related Commodities" in Item 15 — Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.

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
Electricity Prices — The price of electricity is a key determinant of the profitability of the Company. Many variables such as the price of different fuels, weather, load growth and unit availability all coalesce to impact the final price for electricity and the Company's profitability. The following table summarizes average on-peak power prices for each of the major markets in which NRG operates for the years ended December 31, 2017, 2016, and 2015. For the year ended December 31, 2017 as compared to the same period in 2016, the average on-peak power prices increased primarily due to the increase in natural gas prices. For the year ended December 31, 2016 as compared to the same period in 2015 the average on-peak power prices decreased primarily due to the decrease in natural gas prices.

	Average on Peak Power Price ($/MWh)
	Year Ended December 31			2017 vs 2016	2016 vs 2015
Region	2017	2016	2015	Change %	Change %
Gulf Coast (a)
ERCOT - Houston(b)	$33.95	$26.91	$28.15	26%	(4)%
ERCOT - North(b)	25.86	24.53	27.61	5%	(11)%
MISO - Louisiana Hub(c)	40.02	34.30	34.55	17%	(1)%
East/West
NY J/NYC(c)	38.34	35.29	46.42	9%	(24)%
NEPOOL(c)	37.18	35.05	48.25	6%	(27)%
COMED (PJM)(c)	32.46	32.11	34.13	1%	(6)%
PJM West Hub(c)	34.14	33.79	41.97	1%	(19)%
CAISO - NP15(c)	35.68	31.73	35.50	12%	(11)%
CAISO - SP15(c)	36.48	31.17	32.45	17%	(4)%
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Average on-peak power prices based on real time settlement prices as published by the respective ISOs.
(c) Average on-peak power prices based on day ahead settlement prices as published by the respective ISOs.

The following table summarizes average realized power prices for each region in which NRG operates for the years ended December 31, 2017, 2016, and 2015, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Year Ended December 31			2017 vs 2016	2016 vs 2015
Region	2017	2016	2015	Change %	Change %
Gulf Coast	$36.43	$43.34	$42.89	(16)%	1%
East/West	62.07	64.16	68.79	(3)%	(7)%
Though the average on peak power prices have increased on average by 9% for the year ended December 31, 2017 as compared to the same period in 2016, and decreased on average by 15% for the year ended December 31, 2016 as compared to the same period in 2015, average realized prices by region for the Company were driven by the Company's multi-year hedging program and the success of the Company's commercial operations team in optimizing the value of the Company's assets on a daily basis.

Environmental Regulatory Landscape — The MATS rule, finalized in 2012, had been the primary regulatory force behind the decision to retrofit, repower or retire uncontrolled coal fired power plants. In June 2015, the U.S. Supreme Court held that the EPA unreasonably refused to consider costs when it determined to regulate HAPs emitted by electric generating units. The U.S. Supreme Court did not vacate the MATS rule but rather remanded it to the D.C. Circuit for further proceedings. In December 2015, the D.C. Circuit remanded the MATS rule to the EPA without vacatur. On April 25, 2016, the EPA released a supplemental finding that the benefits of this regulation outweigh the costs to address the U.S. Supreme Court's ruling that the EPA had not properly considered costs. This finding has been challenged in the D.C. Circuit. On April 18, 2017, the EPA asked the D.C. Circuit to postpone oral argument that had been scheduled for May 18, 2017 because the EPA is closely reviewing the supplemental finding to determine whether it should reconsider all or part of the rule. On April 27, 2017, the D.C. Circuit granted the EPA's request to postpone the oral argument and hold the case in abeyance. A number of regulations on GHGs, ambient air quality, coal combustion byproducts and water use with the potential for increased capital costs or operational impacts have been finalized and are under review by the courts and being re-evaluated by the current Administration. The design, timing and stringency of these regulations and the legal outcomes will affect the decision to retrofit or retire existing fossil plants. See Item 1— Business, Environmental Matters, for further discussion.
Public Policy Support and Government Financial Incentives for Clean Infrastructure Development — Policy mechanisms including production and investment tax credits, cash grants, loan guarantees, accelerated depreciation tax benefits, RPS, and carbon trading plans have been implemented at the state and federal levels to support the development of renewable generation, demand-side and smart grid, and other clean infrastructure technologies. The availability and continuation of public policy support mechanisms will drive a significant part of the economics of the Company's development program. In December 2015, the U.S. Congress enacted an extension of the 30% solar ITC so that projects that began construction in 2016 through 2019 will continue to qualify for the 30% ITC.  Projects beginning construction in 2020 and 2021 will be eligible for the ITC at the rates of 26% and 22% respectively.  The same legislation also extended the 10 year wind PTC for wind projects that began construction in years 2016 through 2019.  Wind projects that begin construction in the years 2017, 2018 and 2019 are eligible for PTC at 80%, 60% and 40% of the statutory rate per kilowatt hour respectively.
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
ERCOT Retirements — A number of announced retirement notices of coal generating facilities owned by others in Texas could lower reserve margins in ERCOT. This trend of retirement notices could have an effect on the Company’s results of operations and future business performance, particularly in the ERCOT market.
Net Impact of Tax Reform — The Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. businesses.  These changes include a permanent reduction to the federal corporate income tax rate, changes in the deductibility of interest on certain debt obligations and limiting the amount of NOL available to offset taxable income, among other things. The Tax Act requires the Company to revalue its deferred tax assets, which reduced the Company’s deferred tax assets by $733 million offset by valuation allowance of $660 million. In addition, the Company established a non-current receivable for its refundable AMT credits of $64 million, net of sequestration. The net impact of the Tax Act on net income is a decrease of $9 million due to the expense of $73 million resulting from the Company's revaluation of its net deferred tax asset, partially offset by a $64 million benefit from establishing the AMT credit receivable.

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

Significant Events
NRG Transformation Plan

•
NRG is in process of executing its Transformation Plan. The three-part, three-year plan is comprised of targets in the areas of operational and cost excellence, portfolio optimization, and capital structure and allocation enhancement. For further discussion, refer to Item 1 - Business.

•
During 2017, NRG received cash proceeds from asset sales in the amount of $150 million, which includes the sales to NRG Yield, Inc. (also included below in Transfers of Assets Under Common Control) and sale of Minnesota wind projects to third parties.

•
On February 6, 2018, NRG entered into a purchase and sale agreement with GIP to sell NRG's ownership in NRG Yield, Inc. and NRG's renewables platform for a total purchase price of $1.375 billion, subject to certain conditions.

•	On February 6, 2018, NRG entered into a purchase and sale agreement with Cleco to sell NRG's South Central business for a total purchase price of $1.0 billion, subject to certain adjustments.

•
On January 24, 2018, the Company entered into an agreement with NRG Yield, Inc. to sell 100% of its ownership interest in Buckthorn Solar for cash consideration of $42 million, subject to other adjustments.

•
On February 6, 2018, the Company entered into an agreement with NRG Yield, Inc. to sell 100% of the membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the ROFO Agreement. The purchase price for the transaction is $365 million in cash consideration, subject to customary working capital and other adjustments.

•
On February 23, 2018, the Company entered into an agreement to sell BETM to a third party for $70 million. The transaction is expected to close in the second half of 2018 and is subject to various customary closing conditions, approvals and consents.

GenOn Chapter 11 Bankruptcy Filing

•
On June 14, 2017, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 12, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization. For further discussion, refer to Item 15 — Note 1, Nature of Business, Note 3, Discontinued Operations, Acquisitions and Dispositions, and Note 21, Related Party Transactions, to the Consolidated Financial Statements.

Tax Act

•
As of December 31, 2017, as a result of the Tax Act, the Company reduced its deferred tax assets by $733 million offset by valuation allowance of $660 million. In addition, the Company established a non-current receivable for its refundable AMT credits of $64 million, net of sequestration. The net impact of the Tax Act on net income is a decrease of $9 million primarily due to the expense of $73 million resulting from the Company's revaluation of its net deferred tax asset, partially offset by a $64 million benefit from establishing the AMT credit receivable.

Transfers of Assets Under Common Control

•
During 2017, the Company completed the sale of several projects totaling 555 MW to NRG Yield, Inc. for aggregate cash consideration of approximately $245 million, as discussed in more detail in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions, to the Consolidated Financial Statements.

Financing Activities

•
Debt Issuances — During 2017, the Company issued approximately $0.9 billion in recourse debt, approximately $0.8 billion in non-recourse debt and repriced the 2023 Term Loan Facility as discussed in more detail in Item 15 - Note 12, Debt and Capital Leases, to the Consolidated Financial Statements.

•
Debt Repurchases — During 2017, the Company repurchased $1.5 billion in aggregate principal of outstanding Senior Notes for approximately $1.5 billion, including accrued interest, as discussed in more detail in Item 15 - Note 12, Debt and Capital Leases, to the Consolidated Financial Statements.

Extreme Weather Events

•	In late August 2017, Hurricane Harvey made landfall on the Texas coast. During the third quarter of 2017, the Company’s Retail business was impacted by Hurricane Harvey by approximately $20 million.

•
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

Impairments

•
Impairment losses — During 2017, the Company recorded impairment losses of $1.7 billion as discussed in more detail in Item 15 — Note 10, Asset Impairments and Note 11, Goodwill and Other Intangibles, to the Consolidated Financial Statements.

•
Impairment losses on Investments — During 2017, the Company recorded impairment losses of $79 million related primarily to Petra Nova, as discussed in more detail in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements.

Operational Matters
Bacliff Project
On June 16, 2017, the Company provided notice to BTEC New Albany, LLC that NRG Texas Power LLC was exercising its right to terminate the Amended and Restated Membership Interest Purchase Agreement, or MIPA, due to the Bacliff Project, a new peaking facility at the former P.H. Robinson Electric Generating Station, not achieving commercial completion by the contractual expiration date of May 31, 2017. On July 14, 2017, the Company gave notice to BTEC New Albany, LLC that it owes NRG Texas Power LLC approximately $48 million under the terminated MIPA, consisting of $38 million in purchaser incurred costs and $10 million in liquidated damages. On July 18, 2017, BTEC filed a lawsuit alleging that NRG Texas Power LLC breached the MIPA by improperly terminating it, and seeks a declaratory judgment as to the rights and obligations of the parties.  On August 14, 2017, NRG filed its answer.  On September 7, 2017, NRG filed a counterclaim for breach of contract seeking damages in excess of $48 million.

Consolidated Results of Operations for the years ended 2017 and 2016
The following table provides selected financial information for the Company:

	Year Ended December 31,
(in millions except otherwise noted)	2017	2016	Change
Operating Revenues
Energy revenue (a)	$2,461	$3,131	$(670)
Capacity revenue (a)	1,186	1,225	(39)
Retail revenue	6,388	6,357	31
Mark-to-market for economic hedging activities	239	(642)	881
Contract amortization	(56)	(56)	—
Other revenues (b)	411	497	(86)
Total operating revenues	10,629	10,512	117
Operating Costs and Expenses
Cost of sales (b)	5,698	5,827	129
Mark-to-market for economic hedging activities	46	(508)	(554)
Contract and emissions credit amortization (c)	34	43	9
Operations and maintenance	1,393	1,599	206
Other cost of operations	365	340	(25)
Total cost of operations	7,536	7,301	(235)
Depreciation and amortization	1,056	1,172	116
Impairment losses	1,709	702	(1,007)
Selling, general and administrative	907	1,095	188
Reorganization costs	44	—	(44)
Development costs	67	89	22
Total operating costs and expenses	11,319	10,359	(960)
Other income - affiliate	87	193	(106)
Gain/(loss) on sale of assets	16	(80)	96
Operating (Loss)/ Income	(587)	266	(853)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	31	27	4
Impairment losses on investments	(79)	(268)	189
Other income, net	38	34	4
Net loss on debt extinguishment	(53)	(142)	89
Interest expense	(890)	(895)	5
Total other (expense)/income	(953)	(1,244)	291
Loss from Continuing Operations Before Income Taxes	(1,540)	(978)	(562)
Income tax expense	8	5	3
Loss from Continuing Operations	(1,548)	(983)	(565)
(Loss)/income from discontinued operations, net of income tax	(789)	92	(881)
Net Loss	(2,337)	(891)	(1,446)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(184)	(117)	(67)
Net Loss Attributable to NRG Energy, Inc.	$(2,153)	$(774)	$(1,379)
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$3.11	$2.46	26%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

(c)	Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.

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
The tables below present the composition and reconciliation of gross margin and economic gross margin which reflects the Company's current view of reporting segments for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Generation
(In millions except otherwise noted)	Gulf Coast	East/West(a)	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$1,806	$830	$2,636	$—	$359	$554	$(1,088)	$2,461
Capacity revenue	266	585	851	—	—	346	(11)	1,186
Retail revenue	—	—	—	6,385	—	—	3	6,388
Mark-to-market for economic hedging activities	72	(35)	37	(4)	(12)	—	218	239
Contract amortization	14	—	14	(1)	—	(69)	—	(56)
Other revenue(b)	186	49	235	—	77	178	(79)	411
Operating revenue	2,344	1,429	3,773	6,380	424	1,009	(957)	10,629
Cost of fuel	(994)	(401)	(1,395)	(12)	(4)	(35)	45	(1,401)
Other costs of sales(c)	(344)	(238)	(582)	(4,756)	(11)	(28)	1,080	(4,297)
Mark-to-market for economic hedging activities	(20)	11	(9)	181	—	—	(218)	(46)
Contract and emission credit amortization	(30)	(4)	(34)	—	—	—	—	(34)
Gross margin	$956	$797	$1,753	$1,793	$409	$946	$(50)	$4,851
Less: Mark-to-market for economic hedging activities, net	52	(24)	28	177	(12)	—	—	193
Less: Contract and emission credit amortization, net	(16)	(4)	(20)	(1)	—	(69)	—	(90)
Economic gross margin	$920	$825	$1,745	$1,617	$421	$1,015	$(50)	$4,748
Business Metrics
MWh sold (thousands)(d)(e)	53,802	19,954			3,836	6,880
MWh generated (thousands)(f)	49,574	13,373			3,836	8,761
(a) Includes International, BETM and Generation eliminations.
(b) Renewables Other revenue includes $29 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits.
(d) MWh sold excludes generation at facilities in the West and NRG Yield that generate revenue under tolling agreements.
(e) Does not include MWh of 35 thousand or MWt of 1,926 thousand for thermal sold by NRG Yield.
(f) Does not include MWh of 108 thousand or MWt of 1,926 thousand for thermal generated by NRG Yield.

	Year Ended December 31, 2016
	Generation
(In millions except otherwise noted)	Gulf Coast	East/West(a)	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$2,073	$1,098	$3,171	$—	$369	$582	$(991)	$3,131
Capacity revenue	293	598	891	—	—	345	(11)	1,225
Retail revenue	—	—	—	6,336	—	—	21	6,357
Mark-to-market for economic hedging activities	(518)	(48)	(566)	—	(6)	—	(70)	(642)
Contract amortization	15	—	15	(1)	(1)	(69)	—	(56)
Other revenue (b)	237	85	322	—	44	177	(46)	497
Operating revenue	2,100	1,733	3,833	6,335	406	1,035	(1,097)	10,512
Cost of fuel	(938)	(469)	(1,407)	(8)	(3)	(33)	130	(1,321)
Other costs of sales(c)	(387)	(299)	(686)	(4,679)	(11)	(28)	898	(4,506)
Mark-to-market for economic hedging activities	71	2	73	365	—	—	70	508
Contract and emission credit amortization	(29)	(5)	(34)	(6)	—	(6)	3	(43)
Gross margin	$817	$962	$1,779	$2,007	$392	$968	$4	$5,150
Less: Mark-to-market for economic hedging activities, net	(447)	(46)	(493)	365	(6)	—	—	(134)
Less: Contract and emission credit amortization, net	(14)	(5)	(19)	(7)	(1)	(75)	3	(99)
Economic gross margin	$1,278	$1,013	$2,291	$1,649	$399	$1,043	$1	$5,383
Business Metrics
MWh sold (thousands)(d)(e)	52,929	25,995			3,827	7,363
MWh generated (thousands)(f)	47,828	17,114			3,827	9,264
(a) Includes International, BETM and Generation eliminations.
(b) Renewables Other revenue includes $19 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits.
(d) MWh sold excludes generation at facilities in the West and NRG Yield that generate revenue under tolling agreements.
(e) Does not include MWh of 71 thousand or MWt of 1,966 thousand for thermal sold by NRG Yield.
(f) Does not include MWh of 275 thousand or MWt of 1,966 thousand for thermal generated by NRG Yield.

The table below represents the weather metrics for 2017 and 2016:

	Years ended December 31,		Quarters ended December 31,		Quarters ended September 30,		Quarters ended June 30,		Quarters ended March 31,
Weather Metrics	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West
2017
CDDs(a)	2,949	1,155	296	84	1,528	770	921	281	204	20
HDDs(a)	1,383	3,199	710	1,157	1	34	41	380	631	1,628
2016
CDDs	2,966	1,169	362	71	1,655	806	873	273	76	19
HDDs	1,529	3,191	545	1,145	—	23	53	410	931	1,613
10 year average
CDDs	2,904	1,043	249	67	1,617	705	957	254	81	17
HDDs	1,903	3,504	736	1,227	6	40	75	438	1,086	1,799

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

Generation gross margin and economic gross margin
Generation gross margin decreased $26 million and economic gross margin decreased $546 million, both of which include intercompany sales, during the year ended December 31, 2017 compared to the same period in 2016.

The tables below describe the changes in Generation gross margin and in economic gross margin:

Gulf Coast Region

(In millions)
Lower gross margin due to a 14% decrease in average realized prices primarily in Texas due to lower hedged power prices	$(315)
Lower energy margins due to increased supply cost on load contracts	(48)
Lower capacity margins on contract expirations and lower demand in South Central business	(27)
Lower gross margin due to lower gas generation driven by the current mothball status of Gregory in Texas	(17)
Lower gross margin due to a 24% decrease in ISO capacity prices and a 76% decrease in volume	(14)
Higher gross margin due to a 17% increase in coal generation mainly in Texas driven by the timing of planned and unplanned outages	68
Other	(5)
Decrease in economic gross margin	(358)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	499
Decrease in contract and emission credit amortization	(2)
Increase in gross margin	$139
East/West Region

(In millions)
Lower gross margin from commercial optimization activities	$(59)
Lower gross margin due to a decrease in generation driven by lower economic generation due to milder weather conditions and the Will County outage	(54)
Lower gross margin due to lower load contracted prices coupled with slightly lower volumes	(28)
Lower gross margin due to a lower cost of market adjustment for fuel oil inventory	(33)
Lower gross margin by BETM due to higher gains in 2016 on over the counter strategies, offset in small part by higher gains in 2017 congestion strategies	(20)
Other	6
Decrease in economic gross margin	$(188)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	22
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(165)

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Years ended December 31,
(In millions except otherwise noted)	2017	2016
Retail revenue	$6,115	$6,100
Supply management revenue	187	154
Capacity revenues	83	82
Customer mark-to-market	(4)	—
Contract amortization	(1)	(1)
Other	—	—
Operating revenue (a)	6,380	6,335
Cost of sales (b)	(4,768)	(4,687)
Mark-to-market for economic hedging activities	181	365
Contract amortization	—	(6)
Gross margin	$1,793	$2,007
Less: Mark-to-market for economic hedging activities, net	177	365
Less: Contract and emission credit amortization	(1)	(7)
Economic gross margin	$1,617	$1,649
Business Metrics
Mass electricity sales volume (GWh) - Gulf Coast	36,169	35,102
Mass electricity sales volume (GWh) - All other regions	6,221	6,764
C&I electricity sales volume (GWh) All regions (c)	20,400	18,906
Natural gas sales volumes (MDth)	3,212	2,199
Average Retail Mass customer count (in thousands)	2,863	2,778
Ending Retail Mass customer count (in thousands)	2,876	2,818

(a)	Includes intercompany sales of $5 million and $4 million in 2017 and 2016, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $1,035 million and $850 million in 2017 and 2016, respectively.

(c)	Includes volumes for 2017 for one customer that self-supplied their volumes for all of 2016 versus only two months in 2017.

Retail gross margin decreased $214 million and economic gross margin decreased $32 million for the year ended December 31, 2017, compared to the same period in 2016, due to:

(In millions)
Lower gross margin due to lower rates to customers driven by customer product, term, and mix of $103 million or approximately $1.60 per MWh, partially offset by lower supply costs of $28 million or approximately $0.50 per MWh driven primarily by a decrease in power prices at the time of procurement	$(75)
Lower gross margin due to milder weather conditions in 2017 as compared to 2016 resulting in a reduction in load of 350,000 MWh	(11)
Lower gross margin related to the impact of Hurricane Harvey in 2017, driven by $9 million due to a reduction in load of 200,000 MWh, and the unfavorable impact of selling back excess supply along with $7 million of customer relief	(16)
Higher gross margin driven by higher average customer counts of 85,000 along with higher average usage due to customer mix	70
Decrease in economic gross margin	$(32)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(188)
Increase in contract and emission credit amortization	6
Decrease in gross margin	$(214)

Renewables gross margin and economic gross margin
Renewables gross margin increased $17 million and economic gross margin increased $22 million for the year ended December 31, 2017, compared to the same period in 2016, primarily driven by new distributed generation solar projects placed in service, increased margin in operations and maintenance agreements which focus on servicing NRG Yield assets and receipt of insurance proceeds offsetting lower volume at the Ivanpah solar plant.

NRG Yield gross margin and economic gross margin
NRG Yield gross margin decreased $22 million and economic gross margin decreased $28 million for the year ended December 31, 2017, compared to the same period in 2016, primarily due to a 5% decrease in volume generated at our Alta Wind and NRG Wind TE Holdco projects, due to lower wind resources.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $327 million during the year ended December 31, 2017, compared to the same period in 2016.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Year Ended December 31, 2017
	Generation
	Gulf Coast	East/West	Retail	Renewables	Elimination (a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$107	$(40)	$(2)	$1	$64	$130
Net unrealized (losses)/gains on open positions related to economic hedges	(35)	5	(2)	(13)	154	109
Total mark-to-market gains/(losses) in operating revenues	$72	$(35)	$(4)	$(12)	$218	$239
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized gains on settled positions related to economic hedges	$(17)	$(1)	$(1)	$—	$(64)	$(83)
Net unrealized (losses)/gains on open positions related to economic hedges	(3)	12	182	—	(154)	37
Total mark-to-market (losses)/gains in operating costs and expenses	$(20)	$11	$181	$—	$(218)	$(46)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Year Ended December 31, 2016
	Generation
	Gulf Coast	East/West	Retail	Renewables	NRG Yield	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(389)	$(89)	$(2)	$—	$—	$33	$(447)
Net unrealized (losses)/gains on open positions related to economic hedges	(129)	41	2	(6)	—	(103)	(195)
Total mark-to-market losses in operating revenues	$(518)	$(48)	$—	$(6)	$—	$(70)	$(642)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$31	$16	$305	$—	$—	$(33)	$319
Reversal of acquired gain positions related to economic hedges	—	(12)	—	—	—	—	(12)
Net unrealized gains/(losses) on open positions related to economic hedges	40	(2)	60	—	—	103	201
Total mark-to-market gains in operating costs and expenses	$71	$2	$365	$—	$—	$70	$508
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
For the year ended December 31, 2017, the $239 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period and an increase in value of open positions as a result of decreases in gas prices. The $46 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period partially offset by an increase in the value of open positions as a result of increases in ERCOT heat rate.

In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the years ended December 31, 2017 and 2016. The realized and unrealized financial and physical trading results are included in operating revenue. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Year ended December 31,
(In millions)	2017	2016
Trading gains/(losses)
Realized	$43	$71
Unrealized	(11)	28
Total trading gains	$32	$99

Operations and Maintenance Expense

	Generation		Retail	Renewables	NRG Yield	Corporate	Eliminations
	Gulf Coast	East/West						Total
	(In millions)
Year Ended December 31, 2017	$515	$371	$222	$118	$196	$15	$(44)	$1,393
Year Ended December 31, 2016	$577	$488	$245	$122	$176	$27	$(36)	$1,599
Operations and maintenance expenses decreased by $206 million for the year ended December 31, 2017, compared to the same period in 2016, due to the following:

(In millions)
Decrease in operation and maintenance expenses due to major maintenance activities and environmental control work at Midwest Generation offset by higher variable operating costs	$(96)
Decrease in operations and maintenance expenses due to timing of planned outages in Texas	(32)
Decrease in operations and maintenance expenses due to lower expenses at Big Cajun II in 2017	(24)
Decrease in operations and maintenance expenses due to the deactivation of the Huntley and Dunkirk facilities in 2016	(18)
Decrease in Retail operation and maintenance expenses due to reduced headcount	(22)
Decrease in operations and maintenance expense due to a reduction in headcount related to the sale of the engine services business	(10)
Operations and maintenance expense increased due to forced outages at Walnut Creek and El Segundo in 2017	20
Other	(24)
$(206)

Other Cost of Operations

	Generation		Retail	Renewables	NRG Yield	Corporate
	Gulf Coast	East/West					Total
	(In millions)
Year Ended December 31, 2017	$101	$76	$100	$21	$67	$—	$365
Year Ended December 31, 2016	$95	$66	$93	$20	$65	$1	$340
Other cost of operations, increased by $25 million for the year ended December 31, 2017, compared to the same period in 2016.

(In millions)
Increase in asset retirement expenses of $18 million in the East, offset by a reduction in property taxes at Huntley and Dunkirk	$10
Increase in expense due to a $10 million sales tax audit settlement received in 2016, offset slightly by a decrease in gross receipt taxes in 2017	7
Increase of $14 million in reclamation expenses at the Jewett Mine, offset by favorable tax assessments related to coal plants in Texas	4
Other	4
$25

Depreciation and Amortization

		Retail	Renewables	NRG Yield	Corporate
	Generation					Total
	(In millions)
Year Ended December 31, 2017	$377	$117	$196	$334	$32	$1,056
Year Ended December 31, 2016	$516	$111	$185	$303	$57	$1,172
Depreciation and amortization expense decreased by $116 million for the year ended December 31, 2017, compared to the same period in 2016, due to the Jewett Mine being fully depreciated in December 2016 as well as impairments in 2016.
Impairment Losses
For the year ended December 31, 2017, the Company recorded impairment losses of $1,709 million related to various facilities as further described in Item 15 — Note 10, Asset Impairments and Note 11, Goodwill and Other Intangibles, to the Consolidated Financial Statements.
In 2016, the Company recorded impairment losses of $702 million related to various facilities, as well as goodwill for its Texas reporting units, as further described in Item 15 — Note 10, Asset Impairments and Note 11, Goodwill and Other Intangibles, to the Consolidated Financial Statements.
Selling, General and Administrative Expenses

	Generation	Retail	Renewables	NRG Yield	Corporate	Total
	(In millions)
Year Ended December 31, 2017	$207	$452	$56	$22	$170	$907
Year Ended December 31, 2016	$265	$498	$61	$17	$254	$1,095
Selling, general and administrative expenses decreased by $188 million for the year ended December 31, 2017 compared to the same period in 2016. The decrease in year over year expenses is due primarily to a reduction in personnel costs and selling and marketing activities as the Company continues to focus on cost management.
Reorganization Costs
Reorganization costs of $44 million, primarily related to employee costs were incurred as part of the Transformation Plan announced in 2017.
Other Income - Affiliate
Other income - affiliate represents the services fees charged to GenOn for shared services under the Services Agreement through the June 14, 2017, the date of deconsolidation.
Gain/(Loss) on Sale of Assets
During the year ended December 31, 2017, the Company sold land and certain wind assets which resulted in gains of $16 million. During the year ended December 31, 2016, the Company sold a majority interest in its EVgo business to Vision Ridge Partners, which resulted in a loss on sale as described in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions, to the Consolidated Financial Statements.
Impairment Losses on Investments
For the year ended December 31, 2017, the Company recorded other-than-temporary impairment losses of $79 million, which is primarily due to an other-than-temporary impairment of the Company's investment in Petra Nova Parish Holdings, as further described in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements.
For the year ended December 31, 2016, the Company recorded other-than-temporary impairment losses of $268 million, which is primarily due to other-than-temporary impairments on the Company's interests in Petra Nova Parish Holdings, Sherbino and Community Wind North, as further described in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements.

Loss on Debt Extinguishment
A loss on debt extinguishment of $53 million was recorded for the year ended December 31, 2017, primarily driven by the redemption of NRG Senior Notes at a price above par value.
A loss on debt extinguishment of $142 million was recorded for the year ended December 31, 2016, primarily driven by the repurchase of NRG Senior Notes at a price above par value and the write-off of the unamortized debt issuance costs related to the replacement of the 2018 Term Loan Facility with the new 2023 Term Loan Facility.
Income Tax Expense
For the year ended December 31, 2017, NRG recorded income tax expense of $8 million on a pre-tax loss of $1,540 million. For the same period in 2016, NRG recorded income tax expense of $5 million on a pre-tax loss of $978 million. The effective tax rate was (0.5)% and (0.5)% for the years ended December 31, 2017 and 2016, respectively.
For the year ended December 31, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to tax expense recorded from the revaluation of the existing net deferred tax asset and state taxes, partially offset by the change in valuation allowance, establishing the AMT credit receivable and the generation of PTC's from various wind facilities. The tax expense recorded for revaluation of the net deferred tax asset is required to reflect the reduction in the corporate income tax rate from 35% to 21% in accordance with the Tax Act.

	Year Ended December 31,
	2017	2016
	(In millions except as otherwise stated)
Loss before income taxes	$(1,540)	$(978)
Tax at 35%	(539)	(342)
State taxes	19	—
Foreign operations	2	10
Tax Act - corporate income tax rate change	733	—
Valuation allowance due to corporate income tax rate change	(660)	—
Valuation allowance - current period activities	482	398
Impact of non-taxable entity earnings	(5)	22
Book goodwill impairment	30	—
Net interest accrued on uncertain tax positions	—	1
Production tax credits	(20)	(26)
Recognition of uncertain tax benefits	(5)	2
Tax expense attributable to consolidated partnerships	4	(1)
State rate change including true-up to current period activity	18	(59)
AMT refundable credit	(64)	—
Other	13	—
Income tax expense	$8	$5
Effective income tax rate	(0.5)%	(0.5)%
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

Income from Discontinued Operations, Net of Income Tax
For the year ended December 31, 2017, NRG recorded loss from discontinued operations, net of income tax (benefit)/expense of $789 million, related to GenOn, as further described in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions.
For the year ended December 31, 2016, NRG recorded income from discontinued operations, net of income tax (benefit)/expense of $92 million, related to GenOn, as further described in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $184 million for the year ended December 31, 2017, compared to $117 million for the year ended December 31, 2016. For the years ended December 31, 2017, and 2016, the net losses attributable to noncontrolling interests primarily reflect losses allocated to tax equity investors using the hypothetical liquidation at book value, or HLBV, method, offset in part by NRG Yield, Inc.'s share of income for the period.

Consolidated Results of Operations for the years ended 2016 and 2015
The following table provides selected financial information for the Company:

	Year Ended December 31,
(In millions except otherwise noted)	2016	2015	Change
Operating Revenues
Energy revenue (a)	$3,131	$3,867	$(736)
Capacity revenue (a)	1,225	1,361	(136)
Retail revenue	6,357	6,867	(510)
Mark-to-market for economic hedging activities	(642)	(134)	(508)
Contract amortization	(56)	(40)	(16)
Other revenues (b)	497	407	90
Total operating revenues	10,512	12,328	(1,816)
Operating Costs and Expenses
Cost of sales (a)	5,827	6,870	1,043
Mark-to-market for economic hedging activities	(508)	59	567
Contract and emissions credit amortization (c)	43	41	(2)
Operations and maintenance	1,599	1,657	58
Other cost of operations	340	373	33
Total cost of operations	7,301	9,000	1,699
Depreciation and amortization	1,172	1,351	179
Impairment losses	702	4,860	4,158
Selling, general and administrative	1,095	1,228	133
Development costs	89	154	65
Total operating costs and expenses	10,359	16,593	6,234
Other income - affiliate	193	193	—
Loss on sale of assets	(80)	—	(80)
Gain on postretirement benefits curtailment	—	21	(21)
Operating Income/(Loss)	266	(4,051)	4,317
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	27	36	(9)
Impairment losses on investments	(268)	(56)	(212)
Other income, net	34	26	8
Loss on sale of equity method investment	—	(14)	14
Net (loss)/gain on debt extinguishment	(142)	10	(152)
Interest expense	(895)	(937)	42
Total other expense	(1,244)	(935)	(309)
Loss from Continuing Operations Before Income Taxes	(978)	(4,986)	4,008
Income tax expense	5	1,345	1,340
Net Loss from Continuing Operations	(983)	(6,331)	5,348
Income/(loss) from discontinued operations, net of tax	92	(105)	197
Net Loss	(891)	(6,436)	5,545
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(117)	(54)	(63)
Net Loss Attributable to NRG Energy, Inc.	$(774)	$(6,382)	$5,608
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.46	$2.66	(8)%

(a)	Includes realized gains and losses from financially settled transactions.

(b)	Includes unrealized trading gains and losses.

(c)	Includes amortization of SO2 and NOx credits and excludes amortization of RGGI.

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
The tables below present the composition and reconciliation of gross margin and economic gross margin which reflects the Company's current view of reporting segments for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Generation
(In millions except otherwise noted)	Gulf Coast	East/West	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$2,073	$1,098	$3,171	$—	$369	$582	$(991)	$3,131
Capacity revenue	293	598	891	—	—	345	(11)	1,225
Retail revenue	—	—	—	6,336	—	—	21	6,357
Mark-to-market for economic hedging activities	(518)	(48)	(566)	—	(6)	—	(70)	(642)
Contract amortization	15	—	15	(1)	(1)	(69)	—	(56)
Other revenue (a)	237	85	322	—	44	177	(46)	497
Operating revenue	2,100	1,733	3,833	6,335	406	1,035	(1,097)	10,512
Cost of fuel	(938)	(469)	(1,407)	(8)	(3)	(33)	130	(1,321)
Other costs of sales(b)	(387)	(299)	(686)	(4,679)	(11)	(28)	898	(4,506)
Mark-to-market for economic hedging activities	71	2	73	365	—	—	70	508
Contract and emission credit amortization	(29)	(5)	(34)	(6)	—	(6)	3	(43)
Gross margin	$817	$962	$1,779	$2,007	$392	$968	$4	$5,150
Less: Mark-to-market for economic hedging activities, net	(447)	(46)	(493)	365	(6)	—	—	(134)
Less: Contract and emission credit amortization, net	(14)	(5)	(19)	(7)	(1)	(75)	3	(99)
Economic gross margin	$1,278	$1,013	$2,291	$1,649	$399	$1,043	$1	$5,383
Business Metrics
MWh sold (thousands)(c)(d)	52,929	25,995			3,827	7,363
MWh generated (thousands)(e)	47,828	17,114			3,827	9,264
(a) Renewables Other revenue includes $19 million of intercompany revenue to NRG Yield.
(b) Includes purchased energy, capacity and emissions credits.
(c) MWh sold excludes generation at facilities in the West and NRG Yield that generate revenue under tolling agreements.
(d) Does not include MWh of 71 thousand or MWt of 1,966 thousand for thermal sold by NRG Yield.
(e) Does not include MWh of 275 thousand or MWt of 1,966 thousand for thermal generated by NRG Yield.

	Year Ended December 31, 2015
	Generation
(In millions except otherwise noted)	Gulf Coast	East/West	Subtotal	Retail	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$2,443	$1,629	$4,072	$—	$356	$495	$(1,056)	$3,867
Capacity revenue	290	737	1,027	—	—	341	(7)	1,361
Retail revenue	—	—	—	6,910	—	—	(43)	6,867
Mark-to-market for economic hedging activities	(66)	(76)	(142)	4	(3)	(2)	9	(134)
Contract amortization	15	—	15	(1)	—	(54)	—	(40)
Other revenue (a)	207	—	207	—	30	188	(18)	407
Operating revenue	2,889	2,290	5,179	6,913	383	968	(1,115)	12,328
Cost of fuel	(1,137)	(715)	(1,852)	(9)	(4)	(43)	152	(1,756)
Other costs of sales(b)	(355)	(442)	(797)	(5,236)	(12)	(28)	959	(5,114)
Mark-to-market for economic hedging activities	(17)	(29)	(46)	(4)	—	—	(9)	(59)
Contract and emission credit amortization	(28)	(7)	(35)	(6)	—	—	—	(41)
Gross margin	$1,352	$1,097	$2,449	$1,658	$367	$897	$(13)	$5,358
Less: Mark-to-market for economic hedging activities, net	(83)	(105)	(188)	—	(3)	(2)	—	(193)
Less: Contract and emission credit amortization, net	(13)	(7)	(20)	(7)	—	(54)	—	(81)
Economic gross margin	$1,448	$1,209	$2,657	$1,665	$370	$953	$(13)	$5,632
Business Metrics
MWh sold (thousands)(c)(d)	58,127	37,403			3,685	6,760
MWh generated (thousands)(e)	54,162	24,623			3,739	9,247
(a) Renewables Other revenue includes $11 million of intercompany revenue to NRG Yield.
(b) Includes purchased energy, capacity and emissions credits.
(c) MWh sold excludes generation at facilities in the West and NRG Yield that generate revenue under tolling agreements.
(d) Does not include MWh of 297 thousand or MWt of 1,946 thousand for thermal sold by NRG Yield.
(e) Does not include MWh of 297 thousand or MWt of 1,946 thousand for thermal generated by NRG Yield.

The table below represents the weather metrics for 2016 and 2015:

	Years ended December 31,		Quarter ended December 31,		Quarter ended September 30,		Quarter ended June 30,		Quarter ended March 31,
Weather Metrics	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West	Gulf Coast(b)	East/West
2016
CDDs(a)	2,967	1,169	362	71	1,655	806	873	273	76	19
HDDs(a)	1,529	3,190	545	1,145	—	23	53	410	931	1,613
2015
CDDs	2,870	1,223	286	107	1,652	798	892	293	41	25
HDDs	1,887	3,322	556	1,029	—	16	47	390	1,285	1,887
10 year average
CDDs	2,897	1,028	240	65	1,597	688	969	259	90	16
HDDs	1,928	3,556	754	1,233	4	49	77	448	1,092	1,827
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

Generation gross margin and economic gross margin
Generation gross margin decreased $670 million and economic gross margin decreased $366 million, both of which include intercompany sales, during the year ended December 31, 2016, compared to the same period in 2015.

The tables below describe the decrease in Generation gross margin and economic gross margin:

Gulf Coast Region

(In millions)
Lower gross margin resulting from lower average realized energy prices due to a decline in natural gas prices and increased wind generation in Texas	$(148)
Lower gross margin primarily due to 11% lower coal generation and 21% lower gas generation in Texas, which was driven by lower gas prices, increased wind generation in Texas, an increase in unplanned outages and timing of planned outages	(82)
Higher gross margin resulting from a 12% increase in nuclear generation driven by reduced unplanned outages and the timing of planned outages	55
Other	5
Decrease in economic gross margin	$(170)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(364)
Decrease in contract and emission credit amortization	(1)
Decrease in gross margin	$(535)

East/West Region

(In millions)
Lower gross margin due to a 24% decrease in generation primarily driven by the environmental control work at Powerton and fuel conversion projects at Joliet	$(141)
Lower gross margin due to decreased realized capacity prices in New York due to a change in the mix of capacity resources and a 15% decrease in PJM cleared auction prices	(79)
Lower gross margin due to the deactivation of the Huntley and Dunkirk facilities as well as the sale of the Rockford	(66)
Lower gross margin due to lower contracted volumes	(12)
Lower gross margin due to a decrease in realized energy prices due to the decline in natural gas prices	(12)
Lower gross margin due to a 7% decrease in resource adequacy capacity volumes sold in California due to unit retirements and a 4% decrease in price	(10)
Higher gross margin by BETM due to higher gains in 2016 on over the counter strategies	88
Changes in commercial optimization activities	50
Other	(14)
Decrease in economic gross margin	$(196)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	59
Increase in contract and emission credit amortization	2
Decrease in gross margin	$(135)

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Years ended December 31,
(In millions except otherwise noted)	2016	2015
Retail revenue	$6,100	$6,629
Supply management revenue	154	165
Capacity revenues	82	116
Customer mark-to-market	—	4
Contract amortization	(1)	(1)
Other	—	—
Operating revenue (a)	6,335	6,913
Cost of sales (b)	(4,687)	(5,245)
Mark-to-market for economic hedging activities	365	(4)
Contract amortization	(6)	(6)
Gross margin	$2,007	$1,658
Less: Mark-to-market for economic hedging activities, net	365	—
Less: Contract and emission credit amortization	(7)	(7)
Economic gross margin	$1,649	$1,665
Business Metrics
Mass electricity sales volume (GWh) - Gulf Coast	25,102	34,600
Mass electricity sales volume (GWh) - All other regions	6,674	8,090
C&I electricity sales volume (GWh) All regions	18,906	19,342
Natural gas sales volumes (MDth)	2,199	1,901
Average Retail Mass customer count (in thousands)	2,778	2,775
Ending Retail Mass customer count (in thousands)	2,818	2,755

(a)	Includes intercompany sales of $4 million and $3 million in 2016 and 2015, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $850 million and $895 million in 2016 and 2015, respectively.
Retail gross margin increased $350 million and economic gross margin decreased $15 million for the year ended December 31, 2016, compared to the same period in 2015, due to:

(In millions)
Higher gross margin due to lower supply costs of $452 million or approximately $7.00 per MWh driven by a decrease in natural gas prices, partially offset by lower rates to customers of $431 million or approximately $6.50 per MWh	$21
Lower gross margin of $19 million due to the unfavorable impact of selling back excess supply and $3 million in lower margin from a reduction in load of 86,000 MWhs due to milder weather conditions in 2016 as compared to 2015	(22)
Lower gross margin due to lower volumes driven by lower average customer usage and mix	(14)
Decrease in economic gross margin	$(15)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	365
Increase in gross margin	$350

Renewables gross margin and economic gross margin
Renewables gross margin increased $25 million and economic gross margin increased $29 million for the year ended December 31, 2016, compared to the same period in 2015, primarily driven by a 15% increase in generation at both the Mountain Wind I and II facilities, a 4% increase in generation at the Ivanpah solar plant and generation from the Guam solar plant that reached COD in the third quarter of 2015.
NRG Yield gross margin and economic gross margin
NRG Yield gross margin increased $71 million and economic gross margin increased $90 million for the year ended December 31, 2016, compared to the same period in 2015, primarily related to a 26% increase in volume generated at Alta wind projects as well as an increase in price per MWh at Alta X and XI wind projects as the PPAs began in January 2016 compared to merchant prices in 2015.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $59 million in the year ended December 31, 2016, compared to the same period in 2015.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region are as follows:

	Year Ended December 31, 2016
	Generation
	Gulf Coast	East/West	Retail	Renewables	NRG Yield	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(389)	$(89)	$(2)	$—	$—	$33	$(447)
Net unrealized (losses)/gains on open positions related to economic hedges	(129)	41	2	(6)	—	(103)	(195)
Total mark-to-market losses in operating revenues	$(518)	$(48)	$—	$(6)	$—	$(70)	$(642)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$31	$16	$305	$—	$—	$(33)	$319
Reversal of acquired gain positions related to economic hedges	—	(12)	—	—	—	—	(12)
Net unrealized gains/(losses) on open positions related to economic hedges	40	(2)	60	—	—	103	201
Total mark-to-market gains in operating costs and expenses	$71	$2	$365	$—	$—	$70	$508

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Year Ended December 31, 2015
	Generation
	Gulf Coast	East/West	Retail	Renewables	NRG Yield	Elimination(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(408)	$(158)	$(1)	$(3)	$(2)	$45	$(527)
Net unrealized gains/(losses) on open positions related to economic hedges	342	82	5	—	—	(36)	393
Total mark-to-market (losses)/gains in operating revenues	$(66)	$(76)	$4	$(3)	$(2)	$9	$(134)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$34	$3	$373	$—	$—	$(45)	$365
Reversal of acquired gain positions related to economic hedges	—	(18)	(4)	—	—	—	(22)
Net unrealized (losses)/gains on open positions related to economic hedges	(51)	(14)	(373)	—	—	36	(402)
Total mark-to-market losses in operating costs and expenses	$(17)	$(29)	$(4)	$—	$—	$(9)	$(59)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date.
For the year ended December 31, 2016, the $642 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period and a decrease in value of open positions as a result of increases in gas prices. The $508 million gain in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period and an increase in the value of open positions as a result of increases in coal and gas prices partially offset by the reversal of acquired contracts.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the years ended December 31, 2016 and 2015. The realized and unrealized financial and physical trading results are included in operating revenues. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Year Ended December 31,
	2016	2015
	(In millions)
Trading gains/(losses)
Realized	$71	$57
Unrealized	28	(76)
Total trading gains/(losses)	$99	$(19)

Operations and Maintenance Expense

	Generation		Retail	Renewables	NRG Yield	Corporate	Eliminations
	Gulf Coast	East/West						Total
	(In millions)
Year Ended December 31, 2016	$577	$488	$245	$122	$176	$27	$(36)	$1,599
Year Ended December 31, 2015	$654	$487	$225	$96	$180	$25	$(10)	$1,657
Operations and maintenance expenses decreased by $58 million for the year ended December 31, 2016, compared to the same period in 2015, due to the following:

(In millions)
Decrease in Gulf Coast operations and maintenance expense primarily related to the timing of planned outages at the Texas coal plants and STP	$(66)
Decrease in East operations and maintenance expense due to unit deactivations at Huntley, Dunkirk, and Will County	(19)
Decrease in West operations and maintenance expense primarily due to the retirement of the El Segundo facility and lower operation and maintenance costs at Encina	(8)
Increase in East operations and maintenance expense due to the Joliet conversion project and environmental control work at Midwest Generation, offset by lower variable operating costs due to the decreased generation volumes.	20
Increase in Renewables operating costs due primarily to increased production at the Ivanpah solar plant, Mountain Wind I and II facilities and the Guam solar plant which reached COD in the fourth quarter of 2015	9
Other	6
$(58)

Other cost of operations

	Generation		Retail	Renewables	NRG Yield	Corporate
	Gulf Coast	East/West					Total
	(In millions)
Year Ended December 31, 2016	$95	$66	$93	$20	$65	$1	$340
Year Ended December 31, 2015	$94	$74	$112	$21	$72	$—	$373
Other cost of operations, comprised of asset retirement expense, insurance expense and property tax expense, decreased by $33 million for the year ended December 31, 2016, compared to the same period in 2015, primarily due to a decrease in gross tax receipts taxes of $10 million related to lower retail revenue and $10 million favorable settlement of Texas sales tax audit.

Depreciation and Amortization

		Retail	Renewables	NRG Yield	Corporate
	Generation					Total
	(In millions)
Year Ended December 31, 2016	$516	$111	$185	$303	$57	$1,172
Year Ended December 31, 2015	$693	$132	$176	$303	$47	$1,351
Depreciation and amortization expense decreased by $179 million for the year ended December 31, 2016, compared to the same period in 2015, primarily due to a $116 million decrease related to the impairment of the Limestone and W.A. Parish facilities located in the Gulf Coast region in 2015 and a $68 million decrease related to the impairment of the Dunkirk and Huntley facilities located in the East region in 2015.
Impairment Losses
In 2016, the Company recorded impairment losses of $702 million related to various facilities, as well as goodwill for its Texas reporting unit, as further described in Item 15 — Note 10, Asset Impairments and Note 11, Goodwill and Other Intangibles, to the Consolidated Financial Statements.
In 2015, the Company recorded impairment losses of $4,860 million related to various facilities, as well as goodwill for its Texas and Home Solar reporting units, as further described in Item 15 - Note 10, Asset Impairments and Note 11, Goodwill and Other Intangibles, to the Consolidated Financial Statements.
Selling, General and Administrative Expenses

	Generation	Retail	Renewables	NRG Yield	Corporate	Total
	(In millions)
Year Ended December 31, 2016	$265	$498	$61	$17	$254	$1,095
Year Ended December 31, 2015	$159	$546	$54	$15	$454	$1,228

Selling, general and administrative expenses decreased by $133 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to a decrease in advertising and the continued focus on cost management.
Development Costs
Development costs decreased by $65 million for the year ended December 31, 2016, compared to the same period in 2015, due to the strategic decision for a more focused development program primarily related to Renewables and the sale of EVgo in 2016.
Loss on Sale of Assets
During the year ended December 31, 2016, the Company sold a majority interest in its EVgo business to Vision Ridge Partners, which resulted in a loss on sale as described in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions, to the Consolidated Financial Statements.
Impairment Losses on Investments
For the year ended December 31, 2016, the Company recorded other-than-temporary impairment losses of $268 million, which is primarily due to other-than-temporary impairments on the Company's interests in Petra Nova Parish Holdings, Sherbino and Community Wind North, as further described in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements.
For the year ended December 31, 2015, the Company recorded other-than-temporary impairment losses on certain of its cost and equity method investments of $56 million, as further described in Item 15 — Note 10, Asset Impairments, to the Consolidated Financial Statements.
Loss on Debt Extinguishment
A loss on debt extinguishment of $142 million was recorded for the year ended December 31, 2016, primarily driven by the repurchase of NRG senior notes at a price above par value and the write-off of the unamortized debt issuance costs related to the replacement of the 2018 Term Loan Facility with the new 2023 Term Loan Facility.

Interest Expense
NRG's interest expense decreased by $42 million for the year ended December 31, 2016, compared to the same period in 2015, due to the following:

(In millions)
Decrease due to the repurchases of Senior Notes at the end of 2015 and 2016	$(40)
Decrease in derivative interest expense from changes in fair value of interest rate swaps	(19)
Decrease due to the redemption of outstanding bonds related to NRG Peakers Finance Company	(8)
Decrease due to the termination of Alta X and XI term loans and the related interest rate swaps in 2015	(6)
Increase due to the replacement of the 2018 Term Loan Facility with the 2023 Term Loan Facility	9
Increase due to the issuance of NRG Yield Inc. 3.25% Convertible Senior Notes due 2020 and NRG Yield Operating LLC Revolving Credit Facility issued in 2015	8
Increase due to the issuance of NRG Yield Operating LLC 5.00% Senior Notes due 2026	7
Increase due to $200 million of debt issued by CVSR Holdco in August 2016	4
Other	3
$(42)
Income Tax Expense
For the year ended December 31, 2016, NRG recorded an income tax expense of $5 million on a pre-tax loss of $978 million. For the same period in 2015, NRG recorded an income tax expense of $1,345 million on pre-tax loss of $4,986 million. The effective tax rate was (0.5)% and (27.0)% for the years ended December 31, 2016 and 2015, respectively.
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

	Year Ended December 31,
	2016	2015
	(In millions except as otherwise stated)
(Loss) before income taxes	$(978)	$(4,986)
Tax at 35%	(342)	(1,745)
State taxes	—	(215)
Foreign operations	10	1
Federal and state tax credits, excluding PTCs	—	(5)
Valuation allowance - current period activities	398	3,023
Impact of non-taxable entity earnings	22	(10)
Book goodwill impairment	—	340
Net interest accrued on uncertain tax positions	1	(3)
Production tax credits	(26)	(33)
Recognition of uncertain tax benefits	2	(15)
Tax expense attributable to consolidated partnerships	(1)	12
State rate change including true-up to current period activity	(59)	(7)
Other	—	2
Income tax expense	$5	$1,345
Effective income tax rate	(0.5)%	(27.0)%
The effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses and changes in valuation allowances in accordance with ASC 740. These factors and others, including the Company's history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Income/(Loss) from Discontinued Operations, Net of Income Tax
For the year ended December 31, 2016, NRG recorded income from discontinued operations, net of income tax (benefit)/expense of $92 million related to GenOn, as further described in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions.
For the year ended December 31, 2015, NRG recorded loss from discontinued operations, net of income tax (benefit)/expense of $105 million related to GenOn, as further described in Item 15 — Note 3, Discontinued Operations, Acquisitions and Dispositions.

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $117 million for the year ended December 31, 2016, compared to $54 million for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, the net losses attributable to noncontrolling interests primarily reflect losses allocated to tax equity investors using the hypothetical liquidation at book value, or HLBV, method, as well as NRG Yield, Inc.'s share of losses for the period.

Liquidity and Capital Resources
Liquidity Position
As of December 31, 2017 and 2016, NRG's liquidity, excluding collateral funds deposited by counterparties, was approximately $3.2 billion and $2.4 billion, respectively, comprised of the following:

	As of December 31,
	2017	2016
	(In millions)
Cash and cash equivalents:
NRG excluding NRG Yield	$843	$621
NRG Yield and subsidiaries	148	317
Restricted cash - operating	71	56
Restricted cash - reserves (a)	437	390
Total	1,499	1,384
Total credit facility availability	1,711	989
Total liquidity, excluding collateral funds deposited by counterparties	$3,210	$2,373

(a)	Includes reserves primarily for debt service, performance obligations, and capital expenditures.
For the year ended December 31, 2017, total liquidity, excluding collateral funds deposited by counterparties, increased by $837 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at December 31, 2017, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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
On July 12, 2017, NRG announced its Transformation Plan, which is described further in Item 1 — Business.
Credit Ratings
On October 6, 2017, Moody's upgraded the NRG rating outlook to positive from stable and affirmed NRG's Ba3 Corporate Family Rating.
The following table summarizes the Company's current credit ratings:

	S&P	Moody's
NRG Energy, Inc.	BB- Stable	Ba3 Positive
6.25% Senior Notes, due 2022	BB-	B1
6.25% Senior Notes, due 2024	BB-	B1
7.25% Senior Notes, due 2026	BB-	B1
6.625% Senior Notes, due 2027	BB-	B1
5.75% Senior Notes, due 2028	BB-	B1
Term Loan Facility, due 2023	BB+	Baa3
NRG Yield, Inc.	BB	Ba2
5.375% NRG Yield Operating LLC Senior Notes, due 2024	BB	Ba2
5.00% NRG Yield Operating LLC Senior Notes, due 2026	BB	Ba2

Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations, cash proceeds from future sales of assets, including sales to NRG Yield, Inc. and financing arrangements. As described in Item 15 — Note 12, Debt and Capital Leases, to the Consolidated Financial Statements, the Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, the NRG Yield 2019 Convertible Notes, the NRG Yield 2020 Convertible Notes, the Yield Operating 2020 senior unsecured notes, the NRG Yield, Inc. revolving credit facility, and project-related financings.
Sale of Ownership in NRG Yield, Inc. and Renewables Platform
On February 6, 2018, NRG and Global Infrastructure Partners, or GIP, entered into a purchase and sale agreement for GIP to purchase NRG's ownership in NRG Yield, Inc. and NRG's renewables platform for cash of $1.375 billion, subject to certain adjustments. The purchase and sale agreement includes the sale of all of NRG's ownership in NRG Yield, Inc., NRG's renewable energy development and operations platforms and NRG's renewable energy non-ROFO backlog and pipeline.
In connection with the transaction, the Company entered into a Consent and Indemnity Agreement with NRG Yield, Inc. and GIP setting forth key terms and conditions of NRG Yield, Inc.'s consent to the transaction. As part of the Consent and Indemnity Agreement, NRG has agreed to indemnify GIP and NRG Yield, Inc. and its project companies for any increase in property taxes at the California-based solar projects resulting from the transaction.
The transaction is expected to close in the second half of 2018 and is subject to various customary closing conditions, approvals and consents. Upon the closing of the transaction, NRG’s Ivanpah asset will no longer be part of the NRG Yield ROFO assets.
Sale of South Central Business
On February 6, 2018, NRG and Cleco Energy LLC, or Cleco, entered into a purchase and sale agreement for Cleco to purchase NRG's South Central business for cash of $1.0 billion, subject to certain adjustments. The transaction is expected to close in the second half of 2018 and is subject to various customary closing conditions, approvals and consents. The South Central business owns and operates a 3,555 MW portfolio of generation assets in the Gulf Coast region. Upon the closing of the transaction, NRG will enter into a sale leaseback agreement for the Cottonwood plant through May 2025.
Sale of BETM
On February 23, 2018, the Company entered into an agreement to sell BETM to a third party for $70 million. The transaction is expected to close in the second half of 2018 and is subject to various customary closing conditions, approvals and consents.
Sale of Assets to NRG Yield, Inc.
On February 6, 2018, the Company entered into an agreement with NRG Yield, Inc. to sell 100% of the membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, a 527 MW natural gas fired project in Carlsbad, CA, pursuant to the ROFO Agreement. The purchase price for the transaction is $365 million in cash consideration, subject to customary working capital and other adjustments. The transaction is expected to close during the fourth quarter of 2018.
On January 24, 2018, the Company entered into an agreement with NRG Yield, Inc. to sell 100% of its ownership interest in Buckthorn Solar for cash consideration of $42 million, subject to other adjustments. The transaction is expected to close during the first quarter of 2018.
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

2023 Term Loan Facility
On January 24, 2017, NRG repriced the 2023 Term Loan Facility, reducing the interest rate margin by 50 basis points to LIBOR plus 2.25%, the LIBOR floor remains 0.75%. As a result of the repricing, the Company realized interest savings of approximately $9 million in 2017 and expects approximately $60 million in interest savings over the life of the loan.
Issuance of 2028 Senior Notes
On December 7, 2017, NRG issued $870 million of aggregate principal amount at par of 5.75% senior unsecured notes due 2028. The 2028 Senior Notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is paid semi-annually beginning on July 15, 2018, until the maturity date of January 15, 2028. The proceeds from the issuance of the 2028 Senior Notes were utilized to redeem the Company's 6.625% Senior Notes due 2023.
Carlsbad Project Financing
On May 26, 2017, Carlsbad Energy Holdings LLC entered into a note payable agreement with financial institutions for the issuance of up to $407 million of senior secured notes, that bear interest at a rate of 4.12%, and mature on October 31, 2038. As of December 31, 2017, $407 million of these notes were outstanding.
Also on May 26, 2017, Carlsbad Energy Holdings, LLC entered into a credit agreement, or the Carlsbad Financing Agreement, with the issuing banks, for a $194 million construction loan, that will convert to a term loan upon completion of the project. The Carlsbad Financing Agreement also includes a letter of credit facility not to exceed an aggregate amount of $83 million, and a working capital loan facility with an aggregate principal amount not to exceed $4 million. As of December 31, 2017, $20 million was outstanding under the construction loan and $29 million in letters of credit in support of the project were issued.
Asset Dispositions
During the year ended December 31, 2017, the Company received proceeds of $87 million, primarily related to the sale of certain equipment, sale of certain Minnesota wind assets and the sale of the Crawford site.

First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn and EME (including Midwest Generation) acquisitions, assets held by NRG Yield, Inc. and NRG's assets that have project-level financing. NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power. To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have claim under the first lien program. The first lien program limits the volume that can be hedged, not the value of underlying out-of-the-money positions. The first lien program does not require NRG to post collateral above any threshold amount of exposure. Within the first lien structure, the Company can hedge up to 80% of its coal and nuclear capacity and 10% of its other assets with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty and has no stated maturity date.
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of December 31, 2017, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of December 31, 2017:

Equivalent Net Sales Secured by First Lien Structure (a)	2018	2019	2020	2021
In MW	719	—	—	—
As a percentage of total net coal and nuclear capacity (b)	13%	—%	—%	—%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

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
Restructuring Support Agreement
As described in Note 3, Discontinued Operations, Acquisitions and Dispositions, NRG, the GenOn Entities and certain holders of the GenOn and GenOn Americas Generation Senior Notes entered into a Restructuring Support Agreement that provides for a restructuring and recapitalization of GenOn through a prearranged plan of reorganization. Certain principal terms of the Restructuring Support Agreement include that NRG will provide settlement consideration to GenOn of $261.3 million, which will be paid in cash less any amounts owed to NRG under the intercompany secured revolving credit facility. As of June 30, 2017, GenOn owed NRG approximately $125 million under the intercompany secured revolving credit facility. NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, to be utilized for required letters of credit in lieu of the intercompany secured revolving credit facility. GenOn can no longer utilize the intercompany secured revolving credit facility and, on July 27, 2017, the letter of credit facility was terminated, as GenOn has obtained a separate letter of credit facility with a third party financial institution. In addition, NRG will retain the pension liability for GenOn employees for service provided prior to the completion of the reorganization. GenOn’s net pension liability as of December 31, 2017, was approximately $92 million. NRG will also retain the liability for GenOn’s post-employment and retiree health and welfare benefits, in an amount up to $25 million, which was recorded as a liability as of December 31, 2017.
Commercial Operations
The Company's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of December 31, 2017, commercial operations had total cash collateral outstanding of $187 million and $515 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of December 31, 2017, total collateral held from counterparties was $38 million in cash and $17 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on the Company's credit ratings and general perception of its creditworthiness.
2017 Senior Note Redemptions
During the year ended December 31, 2017, the Company redeemed $1.5 billion in aggregate principal of its Senior Notes for $1.5 billion, which included accrued interest of $29 million. In connection with the redemptions, a $49 million loss on debt extinguishment was recorded, which included the write-off of previously deferred financing costs of $7 million. In addition, the Company expects to save approximately $55 million in annualized interest, after consideration of the issuance of the 2028 Senior Note.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
Amount in millions, except rates
7.625% senior notes due 2018	$398	$411	101.42%
7.875% senior notes due 2021	206	218	102.63%
6.625% senior notes due 2023	869	915	103.57%
Total	$1,473	$1,544
(a) Includes payment for accrued interest.

Debt Service Obligations
Principal payments on debt and capital leases as of December 31, 2017 are due in the following periods:

Description	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Recourse Debt:
Senior notes, due 2022	$—	$—	$—	$—	$992	$—	$992
Senior notes, due 2024	—	—	—	—	—	733	733
Senior notes, due 2026	—	—	—	—	—	1,000	1,000
Senior notes, due 2027	—	—	—	—	—	1,250	1,250
Senior notes, due 2028	—	—	—	—	—	870	870
Term loan facility, due 2023	19	19	19	19	19	1,777	1,872
Tax-exempt bonds	—	—	—	—	—	465	465
Subtotal Recourse Debt	19	19	19	19	1,011	6,095	7,182
Non-Recourse Debt:
NRG Yield Operating LLC Senior Notes, due 2024	—	—	—	—	—	500	500
NRG Yield Operating LLC Senior Notes, due 2026	—	—	—	—	—	350	350
NRG Yield Inc. Convertible Senior Notes, due 2019	—	345	—	—	—	—	345
NRG Yield Inc. Convertible Senior Notes, due 2020	—	—	288	—	—	—	288
Yield LLC and Yield Operating LLC Revolving Credit Facility, due 2019	—	55	—	—	—	—	55
El Segundo Energy Center, due 2023	48	49	53	57	63	130	400
Marsh Landing, due 2023	55	57	60	62	65	19	318
Alta Wind I-V lease financing arrangements, due 2034 and 2035	40	42	43	45	47	709	926
Walnut Creek, term loans due 2023	45	47	49	52	55	19	267
Utah Portfolio, due 2022	12	13	14	13	226	—	278
Tapestry, due 2021	11	11	11	129	—	—	162
CVSR, due 2037	26	24	21	23	25	627	746
CVSR Holdco, due 2037	6	6	6	7	9	160	194
Alpine, due 2022	8	8	8	8	103	—	135
Energy Center Minneapolis, due 2025 and 2031	7	11	11	11	11	157	208
Viento, due 2023	16	18	15	16	17	81	163
NRG Yield Other	32	36	77	32	33	369	579
Subtotal NRG Yield debt (non-recourse to NRG) (a)	306	722	656	455	654	3,121	5,914
Ivanpah, due 2033 and 2038	41	42	44	45	47	854	1,073
Carlsbad Energy Project (a)	—	19	1	—	—	407	427
Agua Caliente, due 2037	32	33	34	35	35	649	818
Agua Caliente Borrower 1, due 2038	3	3	3	3	3	74	89
Cedro Hill, due 2029 (a)	12	12	12	12	13	90	151
Midwest Generation, due 2019	103	49	—	—	—	—	152
NRG Other Renewables (a)	166	24	27	27	83	320	647
NRG Other	9	9	9	10	8	135	180
Subtotal other non-recourse debt	366	191	130	132	189	2,529	3,537
Subtotal all non-recourse debt	672	913	786	587	843	5,650	9,451
Subtotal long-term debt	691	932	805	606	1,854	11,745	16,633
Capital Leases:
Capital leases	4	1	—	—	—	—	5
Subtotal Capital Leases	4	1	—	—	—	—	5
Total Debt and Capital Leases	$695	$933	$805	$606	$1,854	$11,745	$16,638

(a)	Debt associated with the asset sales announced in February 2018.
In addition to the debt and capital leases shown in the above table, NRG had issued $733 million of letters of credit under the Company's $2.5 billion Revolving Credit Facility as of December 31, 2017.

Capital Expenditures
The following table and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments, for the year ended December 31, 2017, and the estimated capital expenditure and growth investments forecast for 2018.

	Maintenance	Environmental	Growth Investments	Total
	(In millions)
Generation
Gulf Coast	$95	$1	$4	$100
East/West (a)	22	24	321	367
Retail	29	—	52	81
Renewables	5	—	506	511
NRG Yield	27	—	4	31
Corporate	15	—	6	21
Total cash capital expenditures for the year ended December 31, 2017	193	25	893	1,111
Funding from debt financing, net of fees	—	—	(1,076)	(1,076)
Other investments(b)	—	—	267	267
Total capital expenditures and investments, net of financings	$193	$25	$84	$302

Estimated capital expenditures for 2018 (c)	$221	$3	$500	$724
Funding from debt financing, net of fees	—	—	(391)	(391)
Other investments(b)	—	—	86	86
Estimated capital expenditures for 2018, net of financings	$221	$3	$195	$419
(a) Includes International
(b) Other investments include restricted cash activity and acquisitions
(c) Maintenance capital expenditures includes approximately $66 million related to announced asset sales

•
Environmental capital expenditures — For the year ended December 31, 2017, the Company's environmental capital expenditures included the final payments for DSI/ESP upgrades at the Powerton facility and the Joliet gas conversion to satisfy CPS.

•
Growth Investments capital expenditures — For the year ended December 31, 2017, the Company's growth investment capital expenditures included $414 million for solar projects, $324 million for repowering projects, $93 million for wind projects, and $62 million for the Company's other growth projects.

Environmental Capital Expenditures Estimate
NRG estimates that environmental capital expenditures from 2018 through 2022 required to comply with environmental laws will be approximately $82 million, which includes $14 million for Midwest Generation. These costs are primarily associated with the cost of complying with anticipated CCR requirements and NOx Controls.

The table below summarizes the status of NRG's coal fleet with respect to air quality controls. Planned investments are either in construction or budgeted in the existing capital expenditures budget. Changes to regulations could result in changes to planned installation dates. NRG uses an integrated approach to fuels, controls and emissions markets to meet environmental standards.

		SO2		NOx		Mercury		Particulate
Units	State	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date	Control Equipment	Install Date
Big Cajun II 1	LA	DSI	2015	LNBOFA/ SNCR	2005/2014	ACI	2015	ESP/upgrade	1981/2015
Big Cajun II 2	LA	Gas Conversion	2015	LNBOFA/ SNCR	2004/2014	Gas Conversion	2015	Gas Conversion	2015
Big Cajun II 3	LA	PAL	2013	LNBOFA/ SNCR	2002/2014	ACI	2015	ESP/upgrade	1983/2015
Conemaugh 1-2	PA	FGD	1994, 95	SCR	2014	FGD/ESP/SCR	1994,95/ 2014	ESP	1970, 1971
Indian River 4	DE	CDS	2011	LNBOFA/SCR	1999/2011	ACI/CDS/FF	2008/2011	ESP/FF	1980/2011
Keystone 1-2	PA	FGD	2009	SCR	2003	FGD/ESP/SCR	2003	ESP	1967, 1968
Limestone 1-2	TX	FGD	1985-86	LNBOFA	2002/2022	ACI	2015	ESP	1985-1986
Powerton 5	IL	DSI	2016	OFA/SNCR	2003/2012	ACI	2009	ESP/upgrade	1973/2016
Powerton 6	IL	DSI	2014	OFA/SNCR	2002/2012	ACI	2009	ESP/upgrade	1976/2014
W.A. Parish 5, 6, 7	TX	FF co-benefit	1988	SCR	2004	ACI	2015	FF	1988
W.A. Parish 8(a)	TX	FGD	1982	SCR	2004	ACI	2015	FF	1988
Waukegan 7	IL	DSI	2014	LNBOFA	2002	ACI	2008	ESP/upgrade	1958/2002, 2014
Waukegan 8	IL	DSI	2015	LNBOFA	1999	ACI	2008	ESP/upgrade	1962/1999, 2015
Will County 4	IL	DSI	2017	LNBOFA/SNCR	1999,2001/ 2012	ACI	2009	ESP/upgrade	1963,72/ 2000
(a) Unit expected to be converted into a cogeneration facility to provide power and steam to the Petra Nova CCF.

ACI - Activated Carbon Injection CDS - Circulating Dry Scrubber DSI - Dry Sorbent Injection with Trona ESP - Electrostatic Precipitator FGD - Flue Gas Desulfurization (wet) FF- Fabric Filter	LNBOFA - Low NOx Burner with Overfire Air OFA - Overfire Air PAL - Plantwide Applicability Limit SCR - Selective Catalytic Reduction SNCR - Selective Non-Catalytic Reduction
The following table summarizes the estimated environmental capital expenditures for the referenced periods by region:

	Gulf Coast	East (excluding MWG)	MWG	Total
	(In millions)
2018	$—	$3	$—	$3
2019	7	2	1	10
2020	4	—	7	11
2021	3	23	6	32
2022	7	19	—	26
Total	$21	$47	$14	$82
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

Common Stock Dividends
The following table lists the dividends paid during 2017:

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Dividends per Common Share	$0.030	$0.030	$0.030	$0.030
On January 19, 2018, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, or $0.12 per share on an annualized basis, payable on February 15, 2018, to stockholders of record as of February 1, 2018. The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Share Repurchases
The Company’s board of directors has authorized the repurchase of up to $1 billion of the Company's common stock, with the first $500 million program to begin in the first quarter of 2018. Following completion of the initial program, and as NRG progresses towards the closing of the announced asset sales, the Company expects to execute the remaining $500 million of the $1 billion share repurchase program.
Fuel Repowerings
Carlsbad —The Company is currently overseeing construction of the Carlsbad project, which when completed will consist of approximately 527 MWs of net generation capacity. On February 6, 2018, the Company entered into an agreement with NRG Yield, Inc. to sell the Carlsbad project pursuant to the ROFO Agreement. The transaction is expected to close during the fourth quarter of 2018.
Canal 3 — The Company is currently overseeing construction of the Canal 3 project, a dual-fueled peaking facility, which when completed will consist of approximately 333 MWs of net generating capacity.  In January 2018, Final Notice To Proceed was issued, and construction commenced with an anticipated COD by summer 2019.  Under a cooperation agreement with GenOn, GenOn has the right to purchase the project from NRG until March 31, 2018.
Puente Power Project — On October 5, 2017, the California Energy Commission, or CEC, the agency responsible for permitting the Puente Power Project, issued a statement on behalf of the committee of two Commissioners overseeing the permitting process stating their intention to issue a proposed decision that would deny a permit for the Puente Power Project. On October 16, 2017, NRG filed a motion to suspend the permitting proceeding for at least six months, which was granted on November 3, 2017. During the six month suspension period, which could be extended, NRG will evaluate the progress of a procurement process initiated by SCE to replace the Puente Power Project.

Cash Flow Discussion
2017 compared to 2016
The following table reflects the changes in cash flows for the comparative years:

	Year ended December 31,
(In millions)	2017	2016	Change
Net cash provided by operating activities	$1,387	$2,088	$(701)
Net cash used by investing activities	(1,066)	(792)	(274)
Net cash used by financing activities	(485)	(915)	430
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Changes in cash collateral in support of risk management activities due to changes in commodity prices	$(478)
Other changes in working capital	(284)
Decrease in operating income adjusted for non-cash items	(172)
Increase in accounts receivable due to the timing of cash receipts	(92)
Decrease in prepaid expenses and total current assets due to reduced spending	56
Decrease in inventory as a result of initiatives related to the Transformation Plan	72
Cash provided by discontinued operations	81
Increase in accounts payable as a result of initiatives related to the Transformation Plan	116
$(701)
 Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Change in discontinued operations cash primarily related to the sale of the Aurora, Shelby and Seward in 2016	$(350)
Decrease in capital expenditures related to environmental projects at Powerton and Joliet, as well as a decrease in maintenance capital expense in our generation businesses, offset by an increase in growth capital expenditures related to our solar and repowering projects	(135)
Decrease in cash grants received in 2017	(28)
Increase in other investments	(17)
Increase in investments in unconsolidated affiliates related primarily to investments in the utility-scale solar portfolio	(17)
Other	(6)
Proceeds from sale of assets	14
Net increase in nuclear decommissioning trust fund activity due to a decrease in purchases of securities	30
Proceeds from sale of emissions allowances	67
Decrease in cash paid for acquisitions in 2017 compared to 2016 primarily due to acquisition of assets from SunEdison in 2016	168

$(274)

Net Cash Used By Financing Activities
Changes in net cash used by financing activities were driven by:

(In millions)
Net decrease in borrowings, Increase in borrowings, primarily related to Agua Caliente Borrower 1 & 2, 2038 Senior Notes and the Carlsbad project financing as well as reduced payments due to repurchases of Senior Notes in 2016 as compared to 2017	$303
Increase in cash contributions, net of distributions from noncontrolling interest primarily due to tax equity financing	251
Change due to repurchase of preferred stock in 2016	226
Decrease in debt extinguishment costs due to fewer debt repurchases in 2017 as compared to 2016	79
Decrease in payment of dividends, due to the annualized dividend rate being reduced from $0.58/share to $0.12/share in the first quarter of 2016	38
Change in debt issuance costs is primarily due to the refinancing of the senior credit facility and the issuance of the 2026 and 2027 Senior Notes in 2016	26
Payment for affiliate receivable - GenOn	(125)
Change in discontinued operations cash related to an increase in long term deposits and financing fees in 2017	(364)
Other	(4)
$430

2016 compared to 2015
The following table reflects the changes in cash flows for the comparative years:

	Year ended December 31,
(In millions)	2016	2015	Change
Net cash provided by operating activities	$2,088	$1,349	$739
Net cash used by investing activities	(792)	(1,528)	736
Net cash used by financing activities	(915)	(432)	(483)
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Change in cash collateral in support of risk management activities	$766
Decrease in accounts payable primarily related to lower operations and maintenance expense in 2016	141
Decrease in inventory primarily related to plant fuel conversions at Joliet and Unit 2 at the Big Cajun II facility and deactivations of the Huntley and Dunkirk facilities	130
Other changes in working capital driven by various timing differences	54
Cash used by discontinued operations	(181)
Increase in accounts receivable due to timing of receipts	(120)
Decrease in accrued interest primarily driven by redemption of Senior Notes in late 2015 and 2016	(27)
Increase in prepaid expense primarily related to timing of property tax and insurance payments that occurred in the first half of the year, and state tax receivables	(23)
Decrease in operating income adjusted for non-cash items	(1)
$739
 Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Cash provided by discontinued operations	$556
Decrease in investments in unconsolidated affiliates in 2016 compared to 2015, primarily related to the 25% investment in Desert Sunlight of $285 million, as well as, Petra Nova and Altenex in 2015	361
Proceeds from the sale of assets related to the majority interest sale of EVgo and the sale of real property at the Potrero generating station in 2016	72
Decrease in capital expenditures, primarily related to environmental projects at the Powerton and Joliet facilities	53
Insurance proceeds primarily related to the Cottonwood generation station outage in 2016	27
Increase in cash paid for acquisitions in 2016 compared to 2015	(178)
Decrease in cash grants received as the final Ivanpah cash grant amount was received in 2015 after resolution of all open inquiries	(46)
Net decrease in nuclear decommissioning trust fund activity due to increase in purchases of securities in Q4 2016	(43)
Net decrease in emission allowances activity	(42)
Other	(24)
$736

Net Cash Used By Financing Activities
Changes in net cash used by financing activities were driven by:

(In millions)
Repurchases of treasury stock in 2015	$437
Cash provided by discontinued operations	195
Decrease in payment of dividends which reflects the reduction to the annualized dividend rate in 2016 from $0.58/share to $0.12/share	125
Decrease in cash contributions from noncontrolling interest in 2016, primarily related to the NRG Yield, Inc. public offering in 2015 which had proceeds of $599 million	(803)
Repurchase of preferred stock in 2016	(226)
Increase in debt extinguishment costs	(121)
Increase in debt issuance costs primarily due to the refinancing of the senior credit facility and the issuance of the 2026 and 2027 Senior Notes	(68)
Net decrease in borrowings, offset by debt payments, which includes debt repurchases in 2016	(23)
Decrease in settlement of financing element related to acquired derivatives	(8)
Other	9
$(483)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
As of December 31, 2017, the Company had domestic pre-tax book loss of $1,557 million and foreign pre-tax book income of $17 million. For the year ended December 31, 2017, the Company generated an NOL of $630 million due to a current year taxable loss. As of December 31, 2017, the Company has cumulative domestic federal NOL carryforwards of $2.8 billion, which will begin expiring in 2026 and cumulative state NOL carryforwards of $2.2 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $224 million, which do not have an expiration date. As a result of the Company's tax position, including the benefit of a worthless stock deduction of $9.5 billion upon GenOn emerging from bankruptcy and upon evaluation of the Tax Cuts and Jobs Act potential impact on taxable income and based on current forecasts, the Company anticipates income tax payments, primarily due to state and local jurisdictions, of up to $20 million in 2018.
The Company has recorded a long term receivable of $64 million representing refundable alternative minimum tax credits from the IRS, net of sequestration, which are anticipated to be received from 2019 through 2022 pursuant to the 50% annual limitation as enacted by the Tax Act upon repeal of corporate AMT effective January 1, 2018.
In addition to these amounts, the Company has $30 million of tax effected uncertain tax benefits for which the Company has recorded a non-current tax liability of $33 million until such final resolution with the related taxing authority. The $33 million non-current tax liability for uncertain tax benefits is from positions taken on various state returns, including accrued interest.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in Equity investments — As of December 31, 2017, NRG has several investments with an ownership interest percentage of 50% or less in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $606 million as of December 31, 2017. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Item 15 — Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Consolidated Financial Statements for additional discussion.

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

	By Remaining Maturity at December 31,
	2017
Contractual Cash Obligations	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (a)	2016 Total
	(In millions)
Long-term debt (including estimated interest)	$1,521	$3,315	$3,913	$14,738	$23,487	$24,863
Capital lease obligations (including estimated interest)	4	1	—	—	5	7
Operating leases	79	157	138	707	1,081	982
Fuel purchase and transportation obligations	527	338	215	296	1,376	1,476
Fixed purchased power commitments	21	26	21	—	68	87
Pension minimum funding requirement (b)	29	48	42	86	205	375
Other postretirement benefits minimum funding requirement (c)	7	16	16	35	74	80
Other liabilities (d)	75	151	116	309	651	917
Total	$2,263	$4,052	$4,461	$16,171	$26,947	$28,787

(a)
Excludes $30 million non-current payable relating to NRG's uncertain tax benefits under ASC 740 as the period of payment cannot be reasonably estimated. Also excludes $771 million of asset retirement obligations which are discussed in Item 15 — Note 13, Asset Retirement Obligations, to the Consolidated Financial Statements.

(b)
These amounts represent the Company's estimated minimum pension contributions required under the Pension Protection Act of 2006. These amounts represent estimates that are based on assumptions that are subject to change.

(c)	These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contribution for years after 2027 are currently not available.

(d)	Includes water right agreements, service and maintenance agreements, stadium naming rights, LTSA commitments and other contractual obligations.

	By Remaining Maturity at December 31,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2016 Total
	(In millions)
Letters of credit and surety bonds(a)	$1,467	$66	$7	$93	$1,633	$1,837
Asset sales guarantee obligations	—	—	257	55	312	677
Other guarantees	—	32	—	613	645	253
Total guarantees	$1,467	$98	$264	$761	$2,590	$2,767

(a)	Excludes $92 million and $272 million of letters of credit issued under the intercompany revolving credit agreement between NRG and GenOn as of December 31, 2017 and 2016, respectively.

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at December 31, 2017, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at December 31, 2017. For a full discussion of the Company's valuation methodology of its contracts, see Derivative Fair Value Measurements in Item 15 — Note 4, Fair Value of Financial Instruments, to the Consolidated Financial Statements.

Derivative Activity (Losses)/Gains	(In millions)
Fair value of contracts as of December 31, 2016	$(128)
Contracts realized or otherwise settled during the period	37
Derivatives reclassified to held for sale	(14)
Changes in fair value	151
Fair value of contracts as of December 31, 2017	$46

	Fair Value of Contracts as of December 31, 2017
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater Than 1 Year to 3 Years	Greater Than 3 Years to 5 Years	Greater Than 5 Years	Total Fair Value
	(In millions)
Level 1	$(22)	$(41)	$(3)	$—	$(66)
Level 2	98	49	—	(3)	144
Level 3	(5)	(6)	(6)	(15)	(32)
Total	$71	$2	$(9)	$(18)	$46
The Company has elected to disclose derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or posted on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative assets and liability position is a better indicator of NRG's hedging activity. As of December 31, 2017, NRG's net derivative asset was $46 million, an increase to total fair value of $174 million as compared to December 31, 2016. This increase was primarily driven by gains in fair value and roll off trades that were settled during the period, partially offset by derivatives reclassified to held for sale.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in an increase of approximately $64 million in the net value of derivatives as of December 31, 2017.
The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $67 million in the net value of derivatives as of December 31, 2017.

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

Derivative Instruments
The Company follows the guidance of ASC 815 to account for derivative instruments. ASC 815 requires the Company to mark-to-market all derivative instruments on the balance sheet and recognize changes in the fair value of non-hedge derivative instruments immediately in earnings. In certain cases, NRG may apply hedge accounting to the Company's derivative instruments. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether the overall risk is being reduced; and (iii) if there is a correlation between the changes in fair value of the derivative instrument and the underlying hedged item. Changes in the fair value of derivatives instruments accounted for as hedges are deferred and recorded as a component of OCI and subsequently recognized in earnings when the hedged transactions occur.
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
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2017, NRG had a valuation allowance of $1.8 billion. This amount is comprised of domestic federal net deferred tax assets of approximately $1.5 billion, domestic state net deferred tax assets of $267 million, foreign net operating loss carryforwards of $66 million, and foreign capital loss carryforwards of approximately $1 million. The Company believes it is more likely than not that the results of future operations will not generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, requiring a valuation allowance to be recorded. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company may recognize provisional amounts for the effect of the changes related to the Tax Act. Consistent with that guidance, the Company recognized provisional amounts based upon our interpretation of the tax laws and estimates which require significant judgments.
NRG continues to be under audit for multiple years by taxing authorities in other jurisdictions. Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws including the impact of the Tax Cuts and Jobs Act effective December 22, 2017. NRG is subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including operations located in Australia.
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
Annually, during the fourth quarter, the Company revises its views of power and fuel prices including the Company's fundamental view for long term prices, forecasted generation and operating and capital expenditures, in connection with the preparation of its annual budget. Changes to the Company’s views of long term power and fuel prices impacted the Company’s projections of profitability, based on management's estimate of supply and demand within the sub-markets for each plant and the physical and economic characteristics of each plant. During the fourth quarter of 2017, the Company completed its annual budget and revised its view of long-term power and fuel prices and the corresponding impact on estimated cash flows associated with its long-lived assets. The most significant impact was a decrease in the Company’s long-term view of natural gas prices which resulted in a reduction to long-term power prices and had a negative impact on the Company’s coal, nuclear and renewable facilities.
As a result, the following long-lived asset impairments were recorded during the fourth quarter of 2017, as further described in Item 15 —Note 10, Asset Impairments, to the consolidated financial statements:
•South Texas Project, or STP - The Company recognized an impairment loss of $1,248 million related to its interest in STP as a result of the decrease in the Company's view of long-term power prices in ERCOT.
•Indian River - The Company recognized an impairment loss of $36 million for Indian River as a result of the decrease in the Company's view of long-term power prices in PJM.
•Keystone and Conemaugh - The Company recognized impairment losses of $35 million for Keystone and $35 million for Conemaugh as a result of the decrease in the Company's view of long-term power prices in PJM.
•Wind Facilities - The Company recorded impairment losses of $110 million, $26 million and $4 million for Langford, Elbow Creek and Forward, respectively, as a result of the decrease in the Company's view of long-term merchant power prices in ERCOT and PJM. While Elbow Creek and Forward have contracts to sell power, the significant decrease in estimated power prices had an impact on cash flows in post-contract periods.

The Company also recorded the following impairments in 2017 based on specific triggering events that occurred:
•Bacliff Project - On June 16, 2017, NRG Texas Power LLC provided notice to BTEC New Albany, LLC that it was exercising its right to terminate the Amended and Restated Membership Interest Purchase Agreement, or MIPA, due to the Bacliff Project, a new peaking facility at the former P.H. Robinson Electric Generating Station, not achieving commercial completion by the contractual expiration date of May 31, 2017. As a result of the MIPA termination, the Company recorded an impairment loss of $41 million to reduce the carrying amount of the related construction in progress to zero during the second quarter of 2017.
•Other Impairments - During the second, third and fourth quarters of 2017, the Company recorded impairment losses of approximately $22 million, $14 million and $15 million, respectively, in connection with the Company's Renewables business. These impairment losses were primarily to record the value of certain long-lived assets, including property, plant and equipment and intangible assets, at fair market value at acquisition date or in connection with an impairment indicator.

NRG is also required to evaluate its equity method and cost method investments to determine whether or not they are impaired in accordance with ASC 323, Investments - Equity Method and Joint Ventures, or ASC 323. The standard for determining whether an impairment must be recorded under ASC 323 is whether a decline in the value is considered an other-than-temporary decline in value. The evaluation and measurement of impairments under ASC 323 involves the same uncertainties as described for long-lived assets that the Company owns directly and accounts for in accordance with ASC 360. Similarly, the estimates that NRG makes with respect to its equity and cost-method investments are subjective, and the impact of variations in these estimates could be material. Additionally, if the projects in which the Company holds these investments recognize an impairment under the provisions of ASC 360, NRG would record its proportionate share of that impairment loss and would evaluate its investment for an other-than-temporary decline in value under ASC 323. During the year ended December 31, 2016, the Company recorded impairment losses on its equity method and cost method investments of $79 million due to other-than-temporary declines in value, including the following:
During the fourth quarter of 2017, in connection with the preparation of the annual budget, management revised its view of oil production expectations with respect to Petra Nova Parish Holdings. As a result, the Company reviewed its 50% interest in Petra Nova Parish Holdings for impairment utilizing the other-than-temporary impairment model. In determining fair value, the Company utilized an income approach and considered project specific assumptions for the future project cash flows. The carrying amount of the Company's equity method investment exceeded the fair value of the investment and the Company concluded that the decline is considered to be other-than-temporary. As a result, the Company measured the impairment loss as the difference between the carrying amount and the fair value of the investment and recorded an impairment loss of $69 million.

Goodwill and Other Intangible Assets
At December 31, 2017, NRG reported goodwill of $539 million, consisting of $165 million associated with the acquisition of EME, $341 million for retail business acquisitions, and $33 million associated with other business acquisitions.
The Company applies ASC 805, Business Combinations, or ASC 805, and ASC 350, to account for its goodwill and intangible assets. Under these standards, the Company amortizes all finite-lived intangible assets over their respective estimated weighted-average useful lives, while goodwill has an indefinite life and is not amortized. Goodwill and all intangible assets not subject to amortization are tested for impairments at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill for impairment at the reporting unit level, which is identified by assessing whether the components of the Company's operating segments constitute businesses for which discrete financial information is available and whether segment management regularly reviews the operating results of those components. The Company performs the annual goodwill impairment assessment as of December 31 or when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that impairment has occurred. In the absence of sufficient qualitative factors, the Company performs a quantitative assessment by determining the fair value of the reporting unit and comparing to its book value. If it is determined that the fair value of a reporting unit is below its carrying amount, where necessary, the Company's goodwill will be impaired at that time.
The Company performed its qualitative assessment of macroeconomic, industry and market events and circumstances, and the overall financial performance of the NRG Business Solutions (NRG Curtailment Solutions) and Retail Mass reporting units. The Company determined it was not more likely than not that the fair value of the goodwill attributed to these reporting units were less than their carrying amount and accordingly, no impairment existed for the year ended December 31, 2017.

The Company performed a quantitative assessment for the reporting units in the following table. The Company determined the fair value of these reporting units using primarily an income approach. Under the income approach, the Company estimated the fair value of the reporting units' invested capital exceeds its carrying value and, as such, the Company concluded that goodwill associated with the reporting units in the following table is not impaired as of December 31, 2017:

Reporting Unit	% Fair Value Over Carrying Value
Midwest Generation (Generation Segment)	133%
Texas Non-Commodity - excluding Goal Zero (Retail Segment)	325%
Goal Zero (Retail Segment)	141%
The Company believes the methodology and assumptions used in its quantitative assessment are consistent with the views of market participants. Significant inputs to the determination of fair value were as follows:

•
The Company applied a discounted cash flow methodology to the long-term budgets for all of the plants in the region. The significant assumptions used to derive the long-term budgets used in the income approach are affected by the following key inputs:

◦
The Company's views of power and fuel prices consider market prices for the first five-year period and the Company's fundamental view for the longer term, which reflect the Company's long-term view of the price of natural gas. The Company's fundamental view for the longer term reflects the implied power price and heat rate that would support new build of a combined cycle gas plant. The price of natural gas plays an important role in setting the price of electricity in many of the regions where NRG operates power plants. Hedging is included to the extent of contracts already in place;

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

•
The Company applied a discounted cash flow methodology to the long-term budgets for the Texas Non-Commodity and Goal Zero reporting units. The significant assumptions used to derive the long-term budgets used in the income approach are affected by the following key inputs: a terminal value utilizing assumed growth rates and discount rates that reflect the inherent cash flow risk for each reporting unit.

During the fourth quarter of 2017, the Company concluded that BETM was held for sale in connection with board approval and advanced negotiations to sell the business. Accordingly, the Company recorded the assets and liabilities at fair market value as of December 31, 2017, which resulted in an impairment loss of $90 million to record BETM's goodwill at fair market value.
During the fourth quarter of 2017, NRG sold its interests in certain SPP projects to NRG Yield. The goodwill recorded during the SPP acquisition was related primarily to its development pipeline, which was not sold to NRG Yield. As the Company does not expect to separately develop these projects and accordingly, has no cash flow stream associated with the goodwill, an impairment loss of $12 million was recorded to reduce the value to zero as of December 31, 2017.

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
As of December 31, 2017, the VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions calculated using the VaR model was $46 million.
The following table summarizes average, maximum and minimum VaR for NRG for the years ended December 31, 2017 and 2016:

(In millions)	2017	2016
VaR as of December 31,	$46	$41
For the year ended December 31,
Average	$51	$53
Maximum	66	72
Minimum	40	32
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
In order to provide additional information, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model for the entire term of these instruments entered into for both asset management and trading was $30 million as of December 31, 2017, primarily driven by asset-backed transactions.

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
If all of the above swaps had been discontinued on December 31, 2017, the Company would have owed the counterparties $11 million. Based on the investment grade rating of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of December 31, 2017, a 1% change in interest rates would result in a $14.2 million change in interest expense on a rolling twelve month basis.
As of December 31, 2017, the Company's debt fair value was $16.9 billion and carrying value was $16.6 billion. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $989 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $120 million as of December 31, 2017, and a 1.00 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $64 million as of December 31, 2017. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of December 31, 2017.
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

As of December 31, 2017, aggregate counterparty credit exposure to a significant portion of the Company's counterparties totaled $220 million, of which the Company held collateral (cash and letters of credit) against those positions of $30 million resulting in a net exposure of $196 million. Approximately 73% of the Company's exposure before collateral is expected to roll off by the end of 2019. The following table highlights the net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market, NPNS, and non-derivative transactions. As of December 31, 2017, the aggregate credit exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Financial institutions	14%
Utilities, energy merchants, marketers and other	86
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	69%
Non-Investment grade/Non-Rated	31
Total	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.

The Company has credit exposure to certain wholesale counterparties, each of which represent more than 10% of the total net exposure discussed above and the aggregate credit exposure to such counterparties was $37 million as of December 31, 2017. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, the Company does not anticipate a material impact on its financial position or results of operations from nonperformance by any counterparty.
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

Long Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term contracts, including California tolling agreements, Gulf Coast load obligations, and wind and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2017, aggregate credit risk exposure managed by NRG to these counterparties was approximately $4.1 billion, of which $2.6 billion related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which NRG is unable to predict.
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
As of December 31, 2017, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities. The Company is also subject to risk with respect to its residential solar customers. The Company's bad debt expense resulting from credit risk was $68 million, $48 million, and $64 million for the years ending December 31, 2017, 2016, and 2015, respectively. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts that have adequate assurance clauses that are in a net liability position as of December 31, 2017, was $25 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2017, was $7 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which is approximately $4 million as of December 31, 2017.
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
Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Under the supervision and with the participation of NRG's management, including its principal executive officer, principal financial officer and principal accounting officer, NRG conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. Management's report on the Company's internal control over financial reporting and the report of the Company's independent registered public accounting firm are incorporated under the caption "Management's Report on Internal Control over Financial Reporting" and under the caption "Report of Independent Registered Public Accounting Firm" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in NRG’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, NRG’s internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer, principal financial officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10‑K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NRG Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited NRG Energy, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP

Philadelphia, Pennsylvania
March 1, 2018

Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Directors
E. Spencer Abraham has been a director of NRG since December 2012. Previously, he served as a director of GenOn Energy, Inc. from January 2012 to December 2012. He is Chairman and Chief Executive Officer of The Abraham Group, an international strategic consulting firm based in Washington, D.C which he founded in 2005. Prior to that, Secretary Abraham served as Secretary of Energy under President George W. Bush from 2001 through January 2005 and was a U.S. Senator for the State of Michigan from 1995 to 2001. Secretary Abraham serves on the boards of the following public companies: Occidental Petroleum Corporation, PBF Energy, and Two Harbors Investment Corp., as well as chairman of the board of Uranium Energy Corp. He also serves on the board of C3 IoT, a private company. Secretary Abraham previously served as the non-executive chairman of AREVA, Inc., the U.S. subsidiary of the French-owned nuclear company, and as a director of Deepwater Wind LLC, International Battery, Green Rock Energy, ICx Technologies, PetroTiger and Sindicatum Sustainable Resources. He also previously served on the advisory board or committees of Midas Medici (Utilipoint), Millennium Private Equity, Sunovia and Wetherly Capital.
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
Lawrence S. Coben has served as Chairman of the Board of NRG since 2017 and has been a director of NRG since December 2003. He is currently Chairman and Chief Executive Officer of Tremisis Energy Corporation LLC. Dr. Coben was Chairman and Chief Executive Officer of Tremisis Energy Acquisition Corporation II, a publicly held company, from July 2007 through March 2009 and of Tremisis Energy Acquisition Corporation from February 2004 to May 2006. From January 2001 to January 2004, he was a Senior Principal of Sunrise Capital Partners L.P., a private equity firm. From 1997 to January 2001, Dr. Coben was an independent consultant. From 1994 to 1996, Dr. Coben was Chief Executive Officer of Bolivian Power Company. Dr. Coben serves on the board of Freshpet, Inc. and served on the advisory board of Morgan Stanley Infrastructure II, L.P. from September 2014 through December 2016. Dr. Coben is also Executive Director of the Sustainable Preservation Initiative and a Consulting Scholar at the University of Pennsylvania Museum of Archaeology and Anthropology.
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
Barry T. Smitherman has been a director of NRG since February 2017. Mr. Smitherman is currently an energy industry consultant and senior advisor, as well as a licensed attorney in Texas and an adjunct professor of Energy Law at The University of Texas School of Law. From April 2015 to January 2017, Mr. Smitherman was a partner with the law firm Vinson & Elkins LLP. Mr. Smitherman served on the Railroad Commission of Texas (RRC) from July 2011 through January 2015 where he acted as chairman from February 2012 to August 2014. From April 2004 through July 2011, Mr. Smitherman served on the Public Utility Commission of Texas where he acted as chairman from November 2007 through July 2011.

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
C. John Wilder has been a director of NRG since February 2017. Mr. Wilder has served as the Executive Chairman and a member of Investment Committees of three investment vehicles: (i) Bluescape Resources Company; (ii) Parallel Resource Partners; and (iii) Bluescape Energy Partners since 2007. Wilder has served as Executive Chairman and director of Exco Resources, Inc. from September 2015 to November 2017. Mr. Wilder is on the advisory boards of the McCombs School of Business at the University of Texas at Austin and the A.B. Freeman School of Business at Tulane University. Mr. Wilder is a Trustee of Texas Health Resources and is a past member of the National Petroleum Council, a Secretary of Energy Appointment.

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
Christopher Moser has served as Executive Vice President, Operations of NRG since January 2018. Mr. Moser previously served as Senior Vice President, Operations of NRG, with responsibility for Plant Operations, Commercial Operations, Business Operations and Engineering and Construction, beginning in March 2016. From June 2010 to March 2016, Mr. Moser served as Senior Vice President, Commercial Operations. In this capacity, he was responsible for the optimization of the Company's wholesale generation fleet.
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

Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.
Item 11 — Executive Compensation
Information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,211,050	(1)	$21.49	11,831,645
Equity compensation plans not approved by security holders	1,369,880	(2)	25.21	—	(4)
Total	7,580,930		$23.21	11,831,645	(3)

(1)
Consists of shares issuable under the NRG LTIP and the ESPP. The NRG LTIP became effective upon the Company's emergence from bankruptcy. On April 27, 2017, the NRG LTIP was amended and restated to increase the number of shares available for issuance to 25,000,000. The ESPP, as amended and restated, was approved by the Company's stockholders on April 27, 2017, and became effective April 28, 2017. As of December 31, 2017, there were 3,107,050 shares reserved from the Company's treasury shares for the ESPP.

(2)
Consists of shares issuable under the NRG GenOn LTIP. On December 14, 2012, in connection with the Merger, NRG assumed the GenOn Energy, Inc. 2010 Omnibus Incentive Plan and changed the name to the NRG 2010 Stock Plan for GenOn Employees, or the NRG GenOn LTIP. While the GenOn Energy, Inc. 2010 Omnibus Incentive Plan was previously approved by stockholders of RRI Energy, Inc. before it became GenOn, the plan is listed as “not approved” because the NRG GenOn LTIP was not subject to separate line item approval by NRG's stockholders when the Merger (which included the assumption of this plan) was approved. As part of the Merger, NRG also assumed the GenOn Energy, Inc. 2002 Long-Term Incentive Plan, the GenOn Energy, Inc. 2002 Stock Plan, and the Mirant Corporation 2005 Omnibus Incentive Compensation Plan. NRG has no intention of making any grants or awards of its own equity securities under these plans. The number of securities to be issued upon the exercise of outstanding awards under these plans is 227,531 at a weighted-average exercise price of $36.07. See Item 15 — Note 20, Stock-Based Compensation, to Consolidated Financial Statements for a discussion of the NRG GenOn LTIP.

(3)
Consists of 8,724,595 shares of common stock under NRG's LTIP and 3,107,050 shares of treasury stock reserved for issuance under the ESPP. In the first quarter of 2018, 175,862 shares were issued to employees' accounts from the treasury stock reserve for the ESPP. Beginning January 2018, NRG suspended the ESPP.

(4)
Upon adoption of the NRG Amended and Restated LTIP effective April 27, 2017, no securities remain available for future issuance under the NRG GenOn LTIP. See Note 20, Stock-Based Compensation, for additional information.

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
Other information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

Item 14 — Principal Accounting Fees and Services
Information required by this Item will be incorporated by reference to the similarly named section of NRG's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of NRG Energy, Inc. and related notes thereto, together with the reports thereon of KPMG LLP, are included herein:
Consolidated Statements of Operations — Years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive (Loss)/Income — Years ended December 31, 2017, 2016, and 2015
Consolidated Balance Sheets — As of December 31, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016, and 2015
Consolidated Statement of Stockholders' Equity — Years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NRG Energy, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company's auditor since 2004.

Philadelphia, Pennsylvania
March 1, 2018

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Operating Revenues
Total operating revenues	$10,629	$10,512	$12,328
Operating Costs and Expenses
Cost of operations	7,536	7,301	9,000
Depreciation and amortization	1,056	1,172	1,351
Impairment losses	1,709	702	4,860
Selling, general and administrative	907	1,095	1,228
Reorganization costs	44	—	—
Development costs	67	89	154
Total operating costs and expenses	11,319	10,359	16,593
Other income - affiliate	87	193	193
Gain/(loss) on sale of assets	16	(80)	—
Gain on postretirement benefits curtailment	—	—	21
Operating (Loss)/Income	(587)	266	(4,051)
Other Income/(Expense)
Equity in earnings of unconsolidated affiliates	31	27	36
Impairment losses on investments	(79)	(268)	(56)
Other income, net	38	34	26
Loss on sale of equity method investment	—	—	(14)
Net (loss)/gain on debt extinguishment	(53)	(142)	10
Interest expense	(890)	(895)	(937)
Total other expense	(953)	(1,244)	(935)
Loss from Continuing Operations Before Income Taxes	(1,540)	(978)	(4,986)
Income tax expense	8	5	1,345
Net Loss from Continuing Operations	(1,548)	(983)	(6,331)
(Loss)/income from discontinued operations, net of income tax	(789)	92	(105)
Net Loss	(2,337)	(891)	(6,436)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(184)	(117)	(54)
Net Loss Attributable to NRG Energy, Inc.	(2,153)	(774)	(6,382)
Dividends for preferred shares	—	5	20
Gain on redemption of preferred shares	—	(78)	—
Loss Available for Common Stockholders	$(2,153)	$(701)	$(6,402)
Loss Per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic and diluted	317	316	329
Loss from continuing operations per weighted average common share — basic and diluted	$(4.30)	$(2.51)	$(19.14)
(Loss)/Income from discontinued operations per weighted average common share — basic and diluted	$(2.49)	$0.29	$(0.32)
Net Loss per Weighted Average Common Share — Basic and Diluted	$(6.79)	$(2.22)	$(19.46)
Dividends Per Common Share	$0.12	$0.24	$0.58
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Net Loss	$(2,337)	$(891)	$(6,436)
Other Comprehensive Income, net of tax
Unrealized gain/(loss) on derivatives, net of income tax expense of $1, $1, and $19	13	35	(15)
Foreign currency translation adjustments, net of income tax benefit of $(2), $0, and $0	12	(1)	(11)
Available-for-sale securities, net of income tax expense/(benefit) of $10, $0, and $(3)	(8)	1	17
Defined benefit plan, net of income tax (benefit)/expense of $(21), $0 and $69	46	3	10
Other comprehensive income	63	38	1
Comprehensive Loss	(2,274)	(853)	(6,435)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(179)	(117)	(73)
Comprehensive Loss Attributable to NRG Energy, Inc.	(2,095)	(736)	(6,362)
Dividends for preferred shares	—	5	20
Gain on redemption of preferred shares	—	(78)	—
Comprehensive Loss Available for Common Stockholders	$(2,095)	$(663)	$(6,382)
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$991	$938
Funds deposited by counterparties	37	2
Restricted cash	508	446
Accounts receivable — trade	1,079	1,058
Inventory	532	721
Derivative instruments	626	1,067
Cash collateral posted in support of energy risk management activities	171	150
Accounts receivable — affiliate	95	—
Current assets held-for-sale	115	9
Prepayments and other current assets	261	404
Current assets - discontinued operations	—	1,919
Total current assets	4,415	6,714
Property, plant and equipment, net	13,908	15,369
Other Assets
Equity investments in affiliates	1,038	1,120
Notes receivable, less current portion	2	16
Goodwill	539	662
Intangible assets, net	1,746	1,973
Nuclear decommissioning trust fund	692	610
Derivative instruments	172	181
Deferred income taxes	134	225
Non-current assets held-for-sale	43	10
Other non-current assets	629	841
Non-current assets - discontinued operations	—	2,961
Total other assets	4,995	8,599
Total Assets	$23,318	$30,682
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	As of December 31,
	2017	2016
	(In millions, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$688	$516
Accounts payable	881	782
Accounts payable - affiliate	33	31
Derivative instruments	555	1,092
Cash collateral received in support of energy risk management activities	37	81
Accrued interest expense	156	180
Current liabilities - held for sale	72	—
Other accrued expenses and other current liabilities	734	810
Other accrued expenses and other current liabilities - affiliate	161	—
Current liabilities - discontinued operations	—	1,210
Total current liabilities	3,317	4,702
Other Liabilities
Long-term debt and capital leases	15,716	15,957
Nuclear decommissioning reserve	269	287
Nuclear decommissioning trust liability	415	339
Postretirement and other benefit obligations	458	510
Deferred income taxes	21	20
Derivative instruments	197	284
Out-of-market contracts, net	207	230
Non-current liabilities held-for-sale	8	11
Other non-current liabilities	664	666
Non-current liabilities - discontinued operations	—	3,184
Total non-current liabilities	17,955	21,488
Total Liabilities	21,272	26,190
Redeemable noncontrolling interest in subsidiaries	78	46
Commitments and Contingencies
Stockholders' Equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 418,323,134 and 417,583,825 shares issued; and 316,743,089 and 315,443,011 shares outstanding at December 31, 2017 and 2016	4	4
Additional paid-in capital	8,376	8,358
Accumulated deficit	(6,268)	(3,787)
Treasury stock, at cost; 101,580,045 and 102,140,814 shares at December 31, 2017 and 2016	(2,386)	(2,399)
Accumulated other comprehensive loss	(72)	(135)
Noncontrolling interest	2,314	2,405
Total Stockholders' Equity	1,968	4,446
Total Liabilities and Stockholders' Equity	$23,318	$30,682
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net loss	(2,337)	(891)	(6,436)
(Loss)/income from discontinued operations, net of income tax	(789)	92	(105)
Loss from continuing operations	$(1,548)	$(983)	$(6,331)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in earnings and distribution of unconsolidated affiliates	55	54	37
Depreciation and amortization	1,056	1,172	1,351
Provision for bad debts	68	48	64
Amortization of nuclear fuel	51	49	45
Amortization of financing costs and debt discount/premiums	60	55	47
Adjustment for debt extinguishment	53	142	(10)
Amortization of intangibles and out-of-market contracts	108	167	151
Amortization of unearned equity compensation	35	10	39
Net (gain)/loss on sale of assets and equity method investments	(34)	70	14
Gain on post retirement benefits curtailment	—	—	(21)
Impairment losses	1,788	972	4,916
Changes in derivative instruments	(171)	32	235
Changes in deferred income taxes and liability for uncertain tax benefits	91	(43)	1,326
Changes in collateral deposits in support of risk management activities	(80)	398	(334)
Proceeds from sale of emission allowances	25	34	(24)
Changes in nuclear decommissioning trust liability	11	41	(2)
Cash provided/(used) by changes in other working capital, net of acquisition and disposition effects:
Accounts receivable - trade	(99)	(7)	113
Inventory	143	71	(59)
Prepayments and other current assets	12	(44)	(21)
Accounts payable	77	(39)	(180)
Accrued expenses and other current liabilities	(60)	(35)	(29)
Other assets and liabilities	(216)	43	(40)
Cash provided by continuing operations	1,425	2,207	1,287
Cash (used)/provided by discontinued operations	(38)	(119)	62
Net Cash Provided by Operating Activities	1,387	2,088	1,349
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(41)	(209)	(31)
Capital expenditures	(1,111)	(976)	(1,029)
Net cash proceeds from notes receivable	17	17	18
Proceeds from renewable energy grants	8	36	82
Proceeds from/(purchases) of emission allowances, net of purchases	66	(1)	41
Investments in nuclear decommissioning trust fund securities	(512)	(551)	(629)
Proceeds from sales of nuclear decommissioning trust fund securities	501	510	631
Proceeds from sale of assets, net	87	73	27
Investments in unconsolidated affiliates	(40)	(23)	(395)
Other	12	35	16
Cash used by continuing operations	(1,013)	(1,089)	(1,269)
Cash (used)/provided by discontinued operations	(53)	297	(259)
Net Cash Used by Investing Activities	(1,066)	(792)	(1,528)
Cash Flows from Financing Activities
Payments of dividends to preferred and common stockholders	(38)	(76)	(201)
Net receipts from settlement of acquired derivatives that include financing elements	2	6	14
Payments for treasury stock	—	—	(437)
Payments for preferred shares	—	(226)	—
Payments for debt extinguishment costs	(42)	(121)	—
Distributions to, net of contributions from, noncontrolling interests in subsidiaries	95	(156)	47
Proceeds from sale of noncontrolling interests in subsidiaries	—	—	600
(Payments)/Proceeds from issuance of common stock	(2)	1	1
Proceeds from issuance of long-term debt	2,270	5,527	1,004
Payments of debt issuance and hedging costs	(63)	(89)	(21)
Payments for short and long-term debt	(2,348)	(5,908)	(1,362)
Receivable from affiliate	(125)	—	—
Other	(10)	(13)	(22)
Cash used by continuing operations	(261)	(1,055)	(377)
Cash (used)/provided by discontinued operations	(224)	140	(55)
Net Cash Used by Financing Activities	(485)	(915)	(432)
Effect of exchange rate changes on cash and cash equivalents	(1)	1	10
Change in Cash from discontinued operations	(315)	318	(252)
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	150	64	(349)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,386	1,322	1,671
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,536	$1,386	$1,322
See notes to Consolidated Financial Statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumu-lated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Noncon- trolling Interest	Total Stock-holders' Equity
	(In millions)
Balances at December 31, 2014	$4	$8,327	$3,588	$(1,983)	$(174)	$1,914	11,676
Net loss			(6,382)			(37)	(6,419)
Other comprehensive income/(loss)					1	(4)	(3)
Sale of assets to NRG Yield, Inc.		(56)				83	27
ESPP share purchases		(1)		7			6
Equity-based compensation		26	(2)				24
Purchase of treasury stock				(437)			(437)
Common stock dividends			(191)				(191)
Preferred stock dividends			(20)				(20)
Distributions to noncontrolling interests						(159)	(159)
Contributions from noncontrolling interests						234	234
Acquisition of noncontrolling interests by NRG Yield, Inc.						74	74
Impact of NRG Yield, Inc. public offering						599	599
Equity component of NRG Yield, Inc. convertible notes						23	23
Balances at December 31, 2015	$4	$8,296	$(3,007)	$(2,413)	$(173)	$2,727	$5,434
Net loss			(774)			(79)	(853)
Other comprehensive income					38		38
Sale of assets to NRG Yield, Inc.		59				(16)	43
ESPP share purchases		(2)	(6)	14			6
Equity-based compensation		5	1				6
Common stock dividends			(74)				(74)
Dividend for preferred shares			(5)				(5)
Gain on redemption of preferred shares			78				78
Distributions to noncontrolling interests						(158)	(158)
Dividends paid to NRG Yield, Inc.						(92)	(92)
Contributions from noncontrolling interests						30	30
Redemption of noncontrolling interests						(7)	(7)
Balances at December 31, 2016	$4	$8,358	$(3,787)	$(2,399)	$(135)	$2,405	$4,446
Net loss			(2,153)			(98)	(2,251)
Other comprehensive income					51		51
Sale of assets to NRG Yield, Inc.		(25)				20	(5)
ESPP share purchases		(3)	(4)	13			6
Equity-based compensation		29					29
Common stock dividends			(38)				(38)
Distributions to noncontrolling interests						(65)	(65)
Dividends paid to NRG Yield, Inc.						(108)	(108)
Contributions from noncontrolling interests						160	160
Early adoption of new accounting standards		17	(286)		12		(257)
Balances at December 31, 2017	$4	$8,376	$(6,268)	$(2,386)	$(72)	$2,314	$1,968
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

As a result of the bankruptcy filings and beginning on June 14, 2017, GenOn and its subsidiaries were deconsolidated from NRG’s consolidated financial statements. NRG recorded its investment in GenOn under the cost method with an estimated fair value of zero. NRG determined that this disposal of GenOn and its subsidiaries is a discontinued operation; and, accordingly, the financial information for all historical periods has been recast to reflect GenOn as a discontinued operation. In connection with the disposal, NRG recorded a loss on deconsolidation of $208 million during the quarter ended June 30, 2017. See Note 3, Discontinued Operations, Acquisitions and Dispositions, for more information.

Prior to the GenOn Entities' filing the Chapter 11 Cases, on June 12, 2017, NRG entered into a restructuring support and lock-up agreement, or the Restructuring Support Agreement, with the GenOn Entities and certain holders of the GenOn and GenOn Americas Generation Senior Notes, that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. On December 12, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization. There is no assurance that the GenOn Entities' plan will be successfully implemented. The principal terms of the Restructuring Support Agreement and further information regarding the Chapter 11 Cases are described further in Note 3, Discontinued Operations, Acquisitions and Dispositions.

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
Portfolio optimization — Targeting up to $3.2 billion of asset sale net cash proceeds, including divestitures of 6 GWs of conventional generation and businesses (excluding GenOn) and the expected monetization of 100% of its interest in NRG Yield, Inc. and its renewables platform.

Capital structure and allocation enhancements — A prioritized capital allocation strategy that targets a reduction in consolidated debt from approximately $19.5 billion ($18 billion net debt) to approximately $6.5 billion ($6 billion net debt). Following the completion of the contemplated asset sales, the Company expects $5.3 billion in excess cash to be available for allocation through 2020, after achieving its targeted 3.0x net debt / Adjusted EBITDA corporate credit ratio.

The Company expects to fully implement the Transformation Plan by the end of 2020 with significant completion by the end of 2018. The Company expects to realize (i) $370 million of working capital improvements through 2020 and (ii) approximately $290 million, one-time costs to achieve.

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

The following table represents the structure of NRG Yield, Inc. as of December 31, 2017:

NRG Energy, Inc.
Public shareholders
Class B Common Stock and Class D Common Stock Aggregate 55.1% Voting Interest
Class A Common Stock and Class C Common Stock Aggregate 44.9% Voting Interest
NRG Yield, Inc.
Class B Units and Class D Units Aggregate 46.3% Economic Interest
Sole Managing Member Class A Units and Class C Units Aggregate 53.7% Economic Interest
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
Segment Reporting
The Company's businesses are segregated as follows: Generation, which includes generation, international and BETM; Retail, which includes Mass customers, and Business Solutions, which includes C&I customers and other distributed and reliability products; Renewables, which includes solar and wind assets, excluding those in NRG Yield; NRG Yield; and corporate activities. On June 14, 2017, as described in Note 3, Discontinued Operations, Acquisitions and Dispositions, NRG deconsolidated GenOn for financial reporting purposes. The financial information for all historical periods has been recast to reflect the presentation of GenOn as discontinued operations within the corporate segment. The Company's segment structure and its allocation of corporate expenses were updated to reflect how management makes financial decisions and allocates resources. The Company has recast data from prior periods to reflect this change in reportable segments to conform to the current year presentation.

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

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash and cash equivalents	$991	$938	$853
Funds deposited by counterparties	37	2	55
Restricted cash	508	446	414
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$1,536	$1,386	$1,322
Restricted cash consists primarily of funds held to satisfy the requirements of certain debt agreements and funds held within the Company's projects that are restricted in their use. Of these funds, as of December 31, 2017, approximately $51 million is designated for current debt service payments, $65 million is designated to fund operating expenses, and $57 million is designated to fund distributions, with the remaining $335 million restricted for reserves including debt service, performance obligations and other reserves, as well as capital expenditures.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables are reported in the balance sheet at outstanding principal adjusted for any write-offs and the allowance for doubtful accounts. For its retail business, the Company accrues an allowance for doubtful accounts based on estimates of uncollectible revenues by analyzing counterparty credit ratings (for commercial and industrial customers), historical collections, accounts receivable aging and other factors. The retail business writes-off accounts receivable balances against the allowance for doubtful accounts when it determines a receivable is uncollectible. In addition, the Company considers a reserve for doubtful accounts based on the credit worthiness of the customers and continually reviews and adjusts for current economic trends that might impact the level of future credit losses. The reserve represents management's best estimate of uncollectible amounts. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $28 million and $29 million, respectively.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost or, in the case of business acquisitions, fair value; however, impairment adjustments are recorded whenever events or changes in circumstances indicate that their carrying values may not be recoverable. See Note 3, Discontinued Operations, Acquisitions and Dispositions, for more information on acquired property, plant and equipment. NRG also classifies nuclear fuel related to the Company's 44% ownership interest in STP as part of the Company's property, plant, and equipment. Significant additions or improvements extending asset lives are capitalized as incurred, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred. Depreciation, other than nuclear fuel, is computed using the straight-line method, while nuclear fuel is amortized based on units of production over the estimated useful lives. Certain assets and their related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in cost of operations in the consolidated statements of operations.
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
Development Costs and Capitalized Interest
Development costs include project development costs, which are expensed in the preliminary stages of a project and capitalized when the project is deemed to be commercially viable. Commercial viability is determined by one or a series of actions including, among others, Board of Director approval pursuant to a formal project plan that subjects the Company to significant future obligations that can only be discharged by the use of a Company asset. When a project is available for operations, capitalized interest and capitalized project development costs are reclassified to property, plant and equipment and depreciated on a straight-line basis over the estimated useful life of the project's related assets. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.
Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. The amount of interest capitalized for the years ended December 31, 2017, 2016, and 2015, was $34 million, $30 million, and $25 million, respectively.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt.
Intangible Assets
Intangible assets represent contractual rights held by the Company. The Company recognizes specifically identifiable intangible assets including customer contracts, customer relationships, energy supply contracts, marketing partnerships, power purchase agreements, trade names, emission allowances, and fuel contracts when specific rights and contracts are acquired. In addition, the Company also established values for emission allowances and power contracts upon adoption of Fresh Start reporting. These intangible assets are amortized based on expected volumes, expected delivery, expected discounted future net cash flows, straight line or units of production basis. As of December 31, 2017 and 2016, the Company had accumulated amortization related to its intangible assets of $1.8 billion and $1.7 billion, respectively.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, there is no goodwill impairment.
In the absence of sufficient qualitative factors, the Company performs a quantitative assessment by determining the fair value of the reporting unit and comparing the fair value to its book value. If the fair value of the reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, the Company recognizes an impairment loss equal to the difference between book value and fair value.
For further discussion of goodwill and goodwill impairment losses recognized during 2017 and 2016, refer to Note 11, Goodwill and Other Intangibles.
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
The Company reports some of its revenues and expenses differently for financial statement purposes than for income tax return purposes, resulting in temporary and permanent differences between the Company's financial statements and income tax returns. The tax effects of such temporary differences are recorded as either deferred income tax assets or deferred income tax liabilities in the Company's consolidated balance sheets. The Company measures its deferred income tax assets and deferred income tax liabilities using income tax rates that are currently in effect. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income which includes the future reversal of existing taxable temporary differences to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion to utilize projections of future profit before tax in its estimate of future taxable income, including the potential impact of the Tax Cuts and Jobs Act legislation, or the Tax Act, the Company considered the profit before tax generated in recent years. A valuation allowance is recorded to reduce the Company's net deferred tax assets to an amount that is more-likely-than-not to be realized.
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
Retail revenues — Gross revenues for energy sales and services to retail customers are recognized upon delivery under the accrual method. Energy sales and services that have been delivered but not billed by period end are estimated. Gross revenues also includes energy revenues from resales of purchased power, which were $187 million, $154 million and $165 million for the years ended December 31, 2017, 2016, and 2015, respectively. These revenues represent the sale of excess supply to third parties in the market.
Accrued unbilled revenues are based on estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on daily forecasted volumes and estimated customer usage by class. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class. Estimated amounts are adjusted when actual usage is known and billed. The Company recorded receivables for unbilled revenues of $376 million, $321 million and $307 million as of December 31, 2017, 2016, and 2015, respectively, for retail energy sales and services.
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
Certain of these leases have no minimum lease payments and all of the rent is recorded as contingent rent on an actual basis when the electricity is delivered. Judgment is required by management in determining the economic life of each generating facility, in evaluating whether certain lease provisions constitute minimum payments or represent contingent rent and other factors in determining whether a contract contains a lease and whether the lease is an operating lease or capital lease. Contingent rental income recognized in the years ended December 31, 2017, 2016, and 2015 was $879 million, $912 million, and $753 million, respectively.
Gross Receipts and Sales Taxes
In connection with its retail business, the Company records gross receipts taxes on a gross basis in revenues and cost of operations in its consolidated statements of operations. During the years ended December 31, 2017, 2016, and 2015, the Company's revenues and cost of operations included gross receipts taxes of $92 million, $101 million, and $110 million, respectively. Additionally, the retail business records sales taxes collected from its taxable customers and remitted to the various governmental entities on a net basis; thus, there is no impact on the Company's consolidated statement of operations.

Cost of Energy for Retail Operations
The cost of energy for electricity sales and services to retail customers is included in cost of operations and is based on estimated supply volumes for the applicable reporting period. A portion of the cost of energy ($107 million, $90 million and $85 million as of December 31, 2017, 2016, and 2015, respectively) was accrued and consisted of estimated transmission and distribution charges not yet billed by the transmission and distribution utilities. In estimating supply volumes, the Company considers the effects of historical customer volumes, weather factors and usage by customer class. Transmission and distribution delivery fees are estimated using the same method used for electricity sales and services to retail customers. In addition, ISO fees are estimated based on historical trends, estimated supply volumes and initial ERCOT ISO settlements. Volume estimates are then multiplied by the supply rate and recorded as cost of operations in the applicable reporting period.
Derivative Financial Instruments
The Company accounts for derivative financial instruments under ASC 815, which requires the Company to record all derivatives on the balance sheet at fair value unless they qualify for a NPNS exception. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as cash flow hedges, if elected for hedge accounting, are deferred and recorded as a component of accumulated OCI until the hedged transactions occur and are recognized in earnings.
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
Foreign Currency Translation and Transaction Gains and Losses
The local currencies are generally the functional currency of NRG's foreign operations. Foreign currency denominated assets and liabilities are translated at end-of-period rates of exchange. Revenues, expenses, and cash flows are translated at the weighted-average rates of exchange for the period. The resulting currency translation adjustments are not included in the Company's consolidated statements of operations for the period, but are accumulated and reported as a separate component of stockholders' equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income/(expense) in the Company's consolidated statements of operations. For the years ended December 31, 2017, 2016, and 2015, amounts recognized as foreign currency transaction gains (losses) were immaterial. The Company's cumulative translation adjustment balances as of December 31, 2017, 2016, and 2015 were $(2) million, $(11) million and $(10) million, respectively.

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
Tax Equity Arrangements
The Company’s redeemable noncontrolling interest in subsidiaries and certain amounts within noncontrolling interest, included in stockholders' equity, represent third-party interests in the net assets under certain tax equity arrangements, which are consolidated by the Company, that have been entered into to finance the cost of solar energy systems under operating leases and wind facilities eligible for certain tax credits. The Company has determined that the provisions in the contractual agreements of these structures represent substantive profit sharing arrangements. Further, the Company has determined that the appropriate methodology for calculating the noncontrolling interest and redeemable noncontrolling interest that reflects the substantive profit sharing arrangements is a balance sheet approach utilizing the HLBV method. Under the HLBV method, the amounts reported as noncontrolling interest and redeemable noncontrolling interests represent the amounts the investors that are party to the tax equity arrangements would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The investors’ interests in the results of operations of the funding structures are determined as the difference in noncontrolling interest and redeemable noncontrolling interests at the start and end of each reporting period, after taking into account any capital transactions between the structures and the funds’ investors. The calculations utilized to apply the HLBV method include estimated calculations of taxable income or losses for each reporting period.
Redeemable Noncontrolling Interest
To the extent that the third-party has the right to redeem their interests for cash or other assets, the Company has included the noncontrolling interest attributable to the third party as a component of temporary equity in the mezzanine section of the consolidated balance sheet. The following table reflects the changes in the Company's redeemable noncontrolling interest balance for the years ended December 31, 2017, 2016, and 2015.

(In millions)
Balance as of December 31, 2014	$19
Cash contributions from redeemable noncontrolling interest	27
Comprehensive loss attributable to redeemable noncontrolling interest	(17)
Balance as of December 31, 2015	29
Distributions to redeemable noncontrolling interest	(1)
Contributions from redeemable noncontrolling interest	33
Non-cash adjustments to redeemable noncontrolling interest	23
Comprehensive loss attributable to redeemable noncontrolling interest	(38)
Balance as of December 31, 2016	46
Distributions to redeemable noncontrolling interest	(2)
Contributions from redeemable noncontrolling interest	99
Non-cash adjustments to redeemable noncontrolling interest	7
Comprehensive loss attributable to redeemable noncontrolling interest	(72)
Balance as of December 31, 2017	$78

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
Marketing and Advertising Costs
The Company expenses its marketing and advertising costs as incurred and which are included within selling, general and administrative expenses. Marketing and advertising expenses for the years ended December 31, 2017, 2016, and 2015 were $184 million, $247 million, and $309 million, respectively. The costs of tangible assets used in advertising campaigns are recorded as fixed assets or deferred advertising costs and amortized as advertising costs over the shorter of the useful life of the asset or the advertising campaign. The Company has several long-term sponsorship arrangements. Payments related to these arrangements are deferred and expensed over the term of the arrangement. Advertising expenses for the years ended December 31, 2017, 2016, and 2015 were $42 million, $53 million, and $135 million, respectively.
Reorganization Costs
Reorganization costs include costs incurred by the Company related to the Transformation Plan implementation and primarily reflect personnel costs related to cost savings initiatives. As of December 31, 2017, $44 million has been incurred.
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

Recent Accounting Developments - Guidance Adopted in 2017
ASU 2018-02 — In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU No. 2018-02. Prior to ASU No. 2018-02, GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU No. 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Act. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard effective December 31, 2017. As a result of the adoption, the Company reclassified $13 million from accumulated other comprehensive loss to retained earnings in the consolidated balance sheet as of December 31, 2017.
ASU 2017-12 — In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, or ASU No. 2017-12. The amendments of ASU No. 2017-12 were issued to simplify the application of hedge accounting guidance and more closely align financial reporting for hedging relationships with economic results of an entity's risk management activities. The issues addressed by ASU No. 2017-12 include but are not limited to alignment of risk management activities and financial reporting, risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and other simplifications of hedge accounting guidance. The Company adopted the guidance in ASU No. 2017-12 during the fourth quarter of 2017, with no material adjustments recorded to the consolidated results of operations, cash flows, and statement of financial position.
ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents, including funds deposited by counterparties with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU No. 2016-18 will be applied retrospectively. The Company adopted the guidance in ASU No. 2016-18 during the second quarter of 2017. In connection with the adoption of the standard, the Company has applied the guidance retrospectively which resulted in a (decrease)/increase in cash flows from operations of $(53) million and $37 million and an increase/(decrease) in cash flows from investing of $32 million and $(43) million on the statement of cash flows for the years ended December 31, 2016 and 2015, respectively.
ASU 2016-16 — In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, or ASU No. 2016-16.  Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting.  The amendments of ASU No. 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted the guidance in ASU No. 2016-16 effective January 1, 2017. In connection with the adoption of the standard, the Company recorded a reduction to non-current assets of $267 million with a corresponding reduction to cumulative retained deficit as of December 31, 2017.
ASU 2016-15 — In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The amendments of ASU No. 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU No. 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The Company adopted the guidance in ASU No. 2016-15 effective January 1, 2017. In connection with the adoption of the standard, the Company has applied the guidance retrospectively which resulted in an increase in cash flows from operations of $121 million and a decrease in cash flows from financing of $121 million on the statement of cash flows for the year ended December 31, 2016. There was no impact to the statement of cash flows for the year ended December 31, 2015, as a result of adoption.

ASU 2016-09 — In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), or ASU No. 2016-09. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The Company adopted the guidance in ASU No. 2016-09 effective January 1, 2017, with no material adjustments recorded to the Company's consolidated financial statements.
Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU No. 2017-07.   Current GAAP does not indicate where the amount of net benefit cost should be presented in an entity’s income statement and does not require entities to disclose the amount of net benefit cost that is included in the income statement. The amendments of ASU No. 2017-07 require an entity to report the service cost component of net benefit costs in the same line item as other compensation costs arising from services rendered by the related employees during the applicable service period. The other components of net benefit cost are required to be presented separately from the service cost component and outside the subtotal of income from operations. Further, ASU No. 2017-07 prescribes that only the service cost component of net benefit costs is eligible for capitalization. The Company adopted the amendments of ASU No. 2017-07 effective January 1, 2018. The adoption of ASU No. 2017-07 will not have a material impact on the Company's results of operations, cash flows, and statement of financial position.
ASU 2016-02 — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842, with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company will adopt the standard effective January 1, 2019, and expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. While this review is still in process, NRG believes the adoption of Topic 842 will have a material impact on its financial statements. The Company is continuing to monitor potential changes to Topic 842 that have been proposed by the FASB and will assess any necessary changes to the implementation process as the guidance is updated.
ASU 2014-09 — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five step model to be applied by an entity in evaluating its contracts with customers. The Company has also elected the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The Company adopted the standard effective January 1, 2018. The adoption of Topic 606 at the date of initial application, as prescribed under the modified retrospective transition method, will not have a material impact on the Company's financial statements. The adoption of Topic 606 also includes additional disclosure requirements beginning in the first quarter of 2018. Many of these disclosures are not substantially different than the Company's existing disclosures. Topic 606 requires disclosure of disaggregated revenue amounts, which the Company expects would include types of operating revenues by business.
Note 3 — Discontinued Operations, Acquisitions and Dispositions
Discontinued Operations
As described in Note 1, Nature of Business, on the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the bankruptcy filings, NRG concluded that it no longer controls GenOn as it is subject to the control of the Bankruptcy Court; and, accordingly, NRG no longer consolidates GenOn for financial reporting purposes.

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
Summarized results of discontinued operations were as follows:

	Year ended December 31,
(In millions)	2017	2016
Operating revenues	$646	$1,862
Operating costs and expenses	(702)	(1,896)
Gain on sale of assets	—	294
Other expenses	(98)	(168)
(Loss)/Income from operations of discontinued components, before tax	(154)	92
Income tax expense	9	11
(Loss)/Income from operations of discontinued components	(163)	81
Interest income - affiliate	8	11
(Loss)/Income from operations of discontinued components, net of tax	(155)	92
Pre-tax loss on deconsolidation	(208)	—
Settlement consideration and services credit	(289)	—
Pension and post-retirement liability assumption	(131)	—
Other	(6)	—
Loss on disposal of discontinued components, net of tax	(634)	—
(Loss)/Income from discontinued operations, net of tax	$(789)	$92

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
Chapter 11 Cases
Prior to the GenOn Entities' filing the Chapter 11 Cases, on June 12, 2017, NRG entered into a restructuring support and lock-up agreement, or the Restructuring Support Agreement, with the GenOn Entities and certain holders of the GenOn and GenOn Americas Generation Senior Notes, that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. There is no assurance that the GenOn Entities' plan will be successfully implemented. The principal terms of the Restructuring Support Agreement are described further below.

On September 18, 2017, and October 2, 2017, the GenOn Entities filed amendments to the plan of reorganization and the disclosure statement which primarily provided the GenOn Entities with the flexibility to complete sales of certain assets pursuant to the amended plan of reorganization and removed the GenOn Entities' requirement to conduct a rights offering in connection with the GenOn Entities' exit financing.
On October 31, 2017, the GenOn Entities announced that they entered into a Consent Agreement with certain holders of GenOn’s Senior Notes and GenOn Americas Generation's Senior Notes, collectively, the Consenting Holders, whereby the GenOn Entities and the Consenting Holders agreed to extend the milestones in the Restructuring Support Agreement, by which the plan of reorganization must become effective, or the Effective Date. Specifically, the Consent Agreement extended the Effective Date milestone to June 30, 2018, or September 30, 2018, if regulatory approvals are still pending, or the Extended Effective Dates.
On December 12, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization, and effective December 12, 2017, GenOn and NRG entered into agreements concerning (i) timeline and transition, (ii) cooperation and co-development matters, (iii) post-employment and retiree health and welfare benefits and pension benefits, (iv) tax matters, and (v) intercompany balances and releases, consistent with the Restructuring Support Agreement, which among other things, provide for the transition of GenOn to a standalone enterprise, the resolution of substantial intercompany claims between GenOn and NRG, and the allocation of certain costs and liabilities between GenOn and NRG. On December 12, 2017, the Bankruptcy Court also entered an order giving effect to the Consent Agreement.
Forms of certain of the definitive documents that make up the plan supplement were filed with the Bankruptcy Court by the GenOn Entities and approved by the Bankruptcy Court in connection with the confirmation of the plan of reorganization. It is a condition precedent to the occurrence of the effective date of the plan of reorganization that the final version of the plan supplement be consistent with the Restructuring Support Agreement, in all material respects.
Restructuring Support Agreement
As described in Note 1, Nature of Business, NRG, GenOn and certain holders representing greater than 93% in aggregate principal amount of GenOn’s Senior Notes and certain holders representing greater than 93% in aggregate principal amount of GenOn Americas Generation’s Senior Notes entered into a Restructuring Support Agreement that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization that was approved by the Bankruptcy Court pursuant to an order of confirmation. Completion of the agreed upon terms is contingent upon certain milestones in the Restructuring Support Agreement and the satisfaction or waiver or certain conditions precedent. Certain principal terms of the Restructuring Support Agreement and the plan of reorganization are detailed below:

1)
The dismissal of litigation and full releases from GenOn and GenOn Americas Generation in favor of NRG upon the earlier of the consummation of the GenOn Entities' plan of reorganization or the Settlement Agreement; a condition precedent to the consummation of the Settlement Agreement is a full release or indemnification in favor of NRG from any claims of GenOn Mid-Atlantic and REMA.

2)
NRG will provide settlement cash consideration to GenOn of $261.3 million, which will be paid in cash less any amounts owed to NRG under the intercompany secured revolving credit facility. As of December 31, 2017, GenOn owed NRG approximately $125 million under the intercompany secured revolving credit facility. See Note 21, Related Party Transactions, for further discussion of the intercompany secured revolving credit facility.

3)
NRG will consent to the cancellation of its interests in the equity of GenOn and be entitled to a worthless stock deduction, as further described in the tax matters agreement. The equity interests in the reorganized GenOn will be issued to the holders of the GenOn Senior Notes.

4)
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization, which was paid in September 2017. GenOn’s pension liability as of December 31, 2017, was approximately $92 million. NRG will also retain the liability for GenOn’s post-employment and retiree health and welfare benefits, in an amount up to $25 million.

5)
The shared services agreement between NRG and GenOn was terminated and replaced as of the plan confirmation date with a transition services agreement. Under the transition services agreement, NRG will continue to provide the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments. See Note 21, Related Party Transactions, for further discussion of the Services Agreement.

6)
NRG will provide a credit of $28 million to GenOn to apply against amounts owed under the transition services agreement. Any unused amount can be paid in cash at GenOn’s request. The credit was intended to reimburse GenOn for its payment of financing costs.

7)
NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the intercompany secured revolving credit facility. GenOn can no longer utilize the intercompany secured revolving credit facility and, on July 27, 2017, the letter of credit facility was terminated, as GenOn had obtained a separate letter of credit facility with a third party financial institution. See Note 21, Related Party Transactions, for further discussion of the intercompany secured revolver credit facility and the letter of credit facility obtained in July 2017.

8)
NRG and GenOn have agreed to cooperate in good faith to maximize the value of certain development projects. Pursuant to this, GenOn made a one-time payment in the amount of $15 million to NRG in December 2017 as compensation for a purchase option with respect to the Canal 3 project.

Settlement Consideration
NRG has determined that the payment of the settlement consideration is probable and has recorded a liability for the amount due of $261.3 million in accrued expenses and other current liabilities - affiliate with a corresponding loss from discontinued operations. NRG expects to pay this amount net of amounts due from GenOn under the intercompany secured revolving credit facility, which is further described in Note 21, Related Party Transactions.
Pension Liability
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, which was paid in September 2017, for the GenOn employees for service provided prior to emergence from bankruptcy. NRG determined that the retention of this liability is probable and has recorded the estimated accumulated pension benefit obligation as of December 31, 2017 of $92 million in other non-current liabilities with a corresponding loss from discontinued operations. NRG's obligation for this liability will be revalued through and at GenOn's emergence from bankruptcy.
Services Agreement
In December 2017, in conjunction with the confirmation of the GenOn Entities' plan of reorganization, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG will continue to provide shared services and other separation services to GenOn at an annualized rate of $84 million until June 30, 2018, which may be extended by GenOn through September 30, 2018. NRG may provide additional separation services that are necessary for or reasonably related to the operation of GenOn's business after such date, subject to NRG's prior written consent, not to be unreasonably withheld.
Beginning on June 14, 2017, and through December 2017, NRG recorded amounts earned for shared services of approximately $5 million per month. In December 2017, NRG provided GenOn with a $3.5 million credit for services provided under the transition services agreement and began recording amounts earned for shared services of approximately $7 million per month. NRG has also agreed to provide GenOn with a credit of $28 million against amounts owed under the transition services agreement. Any unused amount can be paid in cash at GenOn’s request, subject to the terms and conditions of the transition services agreement. As a result, NRG has concluded that the liability for this credit is probable and has recorded a payable to GenOn for $28 million in accrued expenses and other current liabilities - affiliate with a corresponding loss from discontinued operations.
Commercial Operations
For pre-disposal periods, NRG provided GenOn with services as described in Note 21, Related Party Transactions. Under intercompany agreements, NRG Power Marketing LLC has entered into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. For current and pre-disposal periods, revenue and expense associated with these transactions is recorded in continuing operations.
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

Dispositions
2016 Disposition of Majority Interest in EVgo
On June 17, 2016, the Company completed the sale of a majority interest in its EVgo business to Vision Ridge Partners for total consideration of approximately $39 million, including $17 million in cash received, which is net of $2.5 million in working capital adjustments, $15 million contributed as capital to the EVgo business and $7 million of future contributions by Vision Ridge Partners, all of which were determined based on forecasted cash requirements to operate the business in future periods. In addition, the Company has future earnout potential of up to $70 million based on future profitability targets. NRG retained its original financial obligation of $102.5 million under its agreement with the CPUC whereby EVgo will build at least 200 public fast charging Freedom Station sites and perform the associated work to prepare 10,000 commercial and multi-family parking spaces for electric vehicle charging in California. As part of the sale, NRG has contracted with EVgo to continue to build the remaining required Freedom Stations and commercial and multi-family parking spaces for electric vehicle charging required under this obligation and EVgo will be directly reimbursed by NRG for the costs. As a result of the sale, the Company recorded a loss on sale of $78 million during the second quarter of 2016, which reflects the loss on the sale of the equity interest of $27 million and the accrual of NRG's remaining obligation under its agreement with the CPUC of $56 million, of which $25 million remains as of December 31, 2017. On February 22, 2017, the Company and CPUC entered into a second amendment to the agreement which extended the operating period commitment for the Freedom Stations to December 5, 2020. As of December 31, 2017, the Company's remaining 35% interest in EVgo of $1 million was accounted for as an equity method investment.
2016 Rockford Disposition
On May 12, 2016, the Company entered into an agreement with RA Generation, LLC to sell 100% of its interests in the Rockford I and Rockford II generating stations, or Rockford, for cash consideration of $55 million, subject to adjustments for working capital and the results of the PJM 2019/2020 base residual auction. Rockford is a 450-MW natural gas facility located in Rockford, Illinois. The transaction triggered an indicator of impairment as the sales price was less than the carrying amount of the assets and, as a result, the assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sales price. The Company recorded an impairment loss of $17 million during the quarter ended June 30, 2016 to reduce the carrying amount of the assets held for sale to the fair market value. On July 12, 2016, the Company completed the sale of Rockford for cash proceeds of $56 million, including $1 million in adjustments for the PJM base residual auction results. For further discussion on this impairment, refer to Note 10, Asset Impairments.
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
Acquisitions
2016 Utility-Scale Solar and Wind Acquisition
On November 2, 2016, the Company acquired equity interests in a tax equity portfolio from SunEdison, located in Utah, comprised of 530 MW of mechanically-complete solar assets, of which NRG’s net interest based on cash to be distributed is 265 MW, for upfront cash consideration of $111 million. In connection with the acquisition, the Company assumed non-recourse debt of $222 million.  The Company also borrowed additional amounts of $65 million during the fourth quarter of 2016, as described in Note 12, Debt and Capital Leases, which effectively reduced the Company's use of liquidity related to the acquisition. The Company does not have a controlling interest in the tax equity portfolio and, accordingly, its interest is recorded as an equity method investment. The purchase price was allocated to the equity method investment balance of approximately $328 million, current assets of $5 million and the assumed non-recourse debt of $222 million. The assets reached commercial operations during the fourth quarter of 2016 and have 20-year PPAs with PacifiCorp.
The Company acquired a 110-MW portfolio of construction-ready and 71 MW of development solar assets in Hawaii from SunEdison for upfront cash consideration of $2 million on October 3, 2016, and a 154-MW construction-ready solar project in Texas for upfront cash consideration of $11 million on November 9, 2016.
In addition to the total $124 million in upfront cash consideration paid for the above acquisitions, the Company expects to make an estimated $59 million in additional payments contingent upon future development milestones, of which $20 million was paid as of December 31, 2017.

2016 Solar Distributed Generation Acquisition
On October 3, 2016, the Company acquired a 29-MW portfolio of mechanically-complete and construction-ready distributed generation solar assets from SunEdison for cash consideration of approximately $67 million excluding post-closing adjustments which reduced the purchase price by $5 million.  Subsequent to the acquisition, the Company sold these assets into a tax-equity financed portfolio within the DGPV Holdco partnership between NRG and NRG Yield, Inc. The purchase price was allocated to $47 million in construction in progress and $15 million in intangible assets.
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
Transfers of Assets under Common Control
On November 1, 2017, NRG completed the sale of a 38-MW solar portfolio primarily comprised of assets from SPP funds, in addition to other projects developed by NRG, to NRG Yield, Inc. for cash consideration of $71 million, plus $3 million in working capital adjustments.
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
The estimated carrying values and fair values of the Company's recorded financial instruments not carried at fair market value are as follows:

	As of December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets
Notes receivable (a)	$16	$15	$34	$34
Liabilities
Long-term debt, including current portion (b)	$16,603	$16,894	$16,655	$16,620
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
(b) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt, and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$8,934	$7,960	$9,205	$7,415

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2017
	Fair Value
	Total	Level 1	Level 2	Level 3
	(In millions)
Investments in securities (classified within other non-current assets):
Debt securities	$19	$—	$—	$19
Available-for-sale securities	3	3	—	—
Nuclear trust fund investments:
Cash and cash equivalents	47	45	2	—
U.S. government and federal agency obligations	43	42	1	—
Federal agency mortgage-backed securities	82	—	82	—
Commercial mortgage-backed securities	14	—	14	—
Corporate debt securities	99	—	99	—
Equity securities	334	334	—	—
Foreign government fixed income securities	5	—	5	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	745	191	509	45
Interest rate contracts	53	—	53	—
Measured using net asset value practical expedient:
Equity securities	68
Total assets	$1,513	$616	$765	$64
Derivative liabilities:
Commodity contracts	$693	$257	$359	$77
Interest rate contracts	59	—	59	—
Total liabilities	$752	$257	$418	$77

	As of December 31, 2016
	Fair Value
	Total	Level 1	Level 2	Level 3

Investments in securities (classified within other non-current assets):
Debt securities	$17	$—	$—	$17
Available-for-sale securities	10	10	—	—
Nuclear trust fund investments:
Cash and cash equivalents	25	25	—	—
U.S. government and federal agency obligations	73	72	1	—
Federal agency mortgage-backed securities	62	—	62	—
Commercial mortgage-backed securities	17	—	17	—
Corporate debt securities	84	—	84	—
Equity securities	292	292	—	—
Foreign government fixed income securities	3	—	3	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,199	560	549	90
Interest rate contracts	49	—	49	—
Measured using net asset value practical expedient:
Equity securities	54
Total assets	$1,886	$960	$765	$107
Derivative liabilities:
Commodity contracts	$1,288	$494	$636	$158
Interest rate contracts	88	—	88	—
Total liabilities	$1,376	$494	$724	$158
There have been no transfers during the year ended December 31, 2017 between Levels 1 and 2. The following tables reconcile, for the years ended December 31, 2017 and 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements at least annually using significant unobservable inputs:

	For the Year Ended December 31, 2017
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Derivatives (a)	Total
	(In millions)
Beginning balance as of January 1, 2017	$17	$(68)	$(51)
Total gains/(losses) realized/unrealized:
Included in earnings	2	43	45
Included in nuclear decommissioning obligations	—	—	—
Purchases	—	(23)	(23)
Contracts reclassified to held-for-sale	—	4	4
Transfers into Level 3 (b)	—	(1)	(1)
Transfers out of Level 3 (b)	—	13	13
Ending balance as of December 31, 2017	$19	$(32)	$(13)
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2017	$2	$6	$8

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes, and are valued as of the end of the reporting period. All transfers into/out of Level 3 are from/to Level 2.

	For the Year Ended December 31, 2016
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Trust Fund Investments (c)	Derivatives (a)	Total
	(In millions)
Beginning balance as of January 1, 2016	$17	$54	$(22)	$49
Total gains/(losses) realized/unrealized:
Included in earnings	—	—	2	2
Included in nuclear decommissioning obligations	—	(1)	—	(1)
Purchases	—	1	(29)	(28)
Transfers into Level 3 (b)	—	—	(18)	(18)
Transfer out of Level 3 (b)	—	(54)	(1)	(55)
Ending balance as of December 31, 2016	$17	$—	$(68)	$(51)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2016	$—	$—	$(13)	$(13)

(a)	Consists of derivatives assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes, and are valued as of the end of the reporting period. All transfers into/out of Level 3 are from/to Level 2.

(c)
All Trust Fund Investments were considered transferred out of Level 3 as these investments are measured using net asset value as a practical expedient and are thus classified outside of the fair value hierarchy as of December 31, 2016.

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

Derivative fair value measurements
A portion of the Company's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. For the majority of NRG markets, the Company receives quotes from multiple sources. To the extent that NRG receives multiple quotes, the Company's prices reflect the average of the bid-ask mid-point prices obtained from all sources that NRG believes provide the most liquid market for the commodity. If the Company receives one quote, then the mid-point of the bid-ask spread for that quote is used. The terms for which such price information is available vary by commodity, region and product. A significant portion of the fair value of the Company's derivative portfolio is based on price quotes from brokers in active markets who regularly facilitate those transactions and the Company believes such price quotes are executable. The Company does not use third party sources that derive price based on proprietary models or market surveys. The remainder of the assets and liabilities represents contracts for which external sources or observable market quotes are not available. These contracts are valued based on various valuation techniques including but not limited to internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Contracts valued with prices provided by models and other valuation techniques make up 6% of derivative assets and 10% of derivative liabilities. The fair value of each contract is discounted using a risk free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which for interest rate swaps is calculated utilizing the bilateral method based on published default probabilities. For commodities, to the extent that NRG's net exposure under a specific master agreement is an asset, the Company uses the counterparty's default swap rate. If the exposure under a specific master agreement is a liability, the Company uses NRG's default swap rate. For interest rate swaps and commodities, the credit reserve is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume NRG's liabilities or that a market participant would be willing to pay for NRG's assets. As of December 31, 2017, the credit reserve resulted in no change in fair value in operating revenue and cost of operations. As of December 31, 2016 the credit reserve resulted in a $10 million decrease in fair value in operating revenue and cost of operations.
The fair values in each category reflect the level of forward prices and volatility factors as of December 31, 2017, and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts NRG holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of December 31, 2017 and 2016:

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$34	$65	Discounted Cash Flow	Forward Market Price (per MWh)	$10	$142	$33
FTRs	11	12	Discounted Cash Flow	Auction Prices (per MWh)	(28)	46	—
	$45	$77

	Significant Unobservable Inputs
	December 31, 2016
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$39	$108	Discounted Cash Flow	Forward Market Price (per MWh)	$11	$104	$31
FTRs	51	50	Discounted Cash Flow	Auction Prices (per MWh)	(22)	17	—
	$90	$158
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of December 31, 2017 and 2016:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
Under the guidance of ASC 815, entities may choose to offset cash collateral posted or received against the fair value of derivative positions executed with the same counterparties under the same master netting agreements. The Company has chosen not to offset positions as defined in ASC 815. As of December 31, 2017, the Company recorded $171 million of cash collateral posted and $37 million of cash collateral received on its balance sheet.
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

Counterparty Credit Risk
As of December 31, 2017, counterparty credit exposure, excluding credit exposure from RTOs, ISOs, and registered commodity exchanges and certain long-term agreements, was $220 million and NRG held collateral (cash and letters of credit) against those positions of $30 million, resulting in a net exposure of $196 million. Approximately 73% of the Company's exposure before collateral is expected to roll off by the end of 2019. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Category	Net Exposure (a) (b) (% of Total)
Financial institutions	14%
Utilities, energy merchants, marketers and other	86
Total	100%

Category	Net Exposure (a) (b) (% of Total)
Investment grade	69%
Non-Investment grade/Non-Rated	31
Total	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $37 million as of December 31, 2017. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
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
Long Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, Gulf Coast load obligations, wind and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company values these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of December 31, 2017, aggregate credit risk exposure managed by NRG to these counterparties was approximately $4.1 billion, including $2.6 billion related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations, which NRG is unable to predict.

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
As of December 31, 2017, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities. The Company is also subject to risk with respect to its residential solar customers. The Company's bad debt expense was $68 million, $48 million, and $64 million for the years ending December 31, 2017, 2016, and 2015, respectively. Current economic conditions may affect the Company's customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.
Note 5 — Accounting for Derivative Instruments and Hedging Activities
ASC 815 requires the Company to recognize all derivative instruments on the balance sheet as either assets or liabilities and to measure them at fair value each reporting period unless they qualify for a NPNS exception. The Company may elect to designate certain derivatives as cash flow hedges, if certain conditions are met, and defer the change in fair value of the derivatives to accumulated OCI, until the hedged transactions occur and are recognized in earnings.
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
As the Company engages principally in the trading and marketing of its generation assets and retail businesses, some of NRG's commercial activities qualify for hedge accounting. In order for the generation assets to qualify, the physical generation and sale of electricity should be highly probable at inception of the trade and throughout the period it is held, as is the case with the Company's baseload plants. For this reason, trades in support of NRG's baseload units may qualify for NPNS or cash flow hedge accounting treatment, and trades in support of NRG's peaking units' asset optimization will generally not qualify for hedge accounting treatment, with any changes in fair value likely to be reflected on a mark-to-market basis in the statement of operations. Most of the retail load contracts either qualify for the NPNS exception or fail to meet the criteria for a derivative and the majority of the retail supply and fuels supply contracts are recorded under mark-to-market accounting. All of NRG's hedging and trading activities are subject to limits within the Company's Risk Management Policy.
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

•	Weather derivative products used to mitigate a portion of lost revenue due to weather.
The objectives for entering into derivative contracts designated as hedges include:

•	Fixing the price for a portion of anticipated future electricity sales that provides an acceptable return on the Company's electric generation operations;

•	Fixing the price of a portion of anticipated fuel purchases for the operation of the Company's power plants; and

•	Fixing the price of a portion of anticipated power purchases for the Company's retail sales.

NRG's trading and hedging activities are subject to limits within the Company's Risk Management Policy. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings.
As of December 31, 2017, NRG's derivative assets and liabilities consisted primarily of the following:

•	Forward and financial contracts for the purchase/sale of electricity and related products economically hedging NRG's generation assets' forecasted output or NRG's retail load obligations through 2031;

•	Forward and financial contracts for the purchase of fuel commodities relating to the forecasted usage of NRG's generation assets through 2019; and

•	Other energy derivatives instruments extending through 2024.
Also, as of December 31, 2017, NRG had other energy-related contracts that did not meet the definition of a derivative instrument or qualified for the NPNS exception and were therefore exempt from fair value accounting treatment as follows:

•	Load-following forward electric sale contracts extending through 2026;

•	Power tolling contracts through 2043;

•	Coal purchase contracts through 2021;

•	Power transmission contracts through 2025;

•	Natural gas transportation contracts and storage agreements through 2030; and

•	Coal transportation contracts through 2029.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of December 31, 2017, NRG had interest rate derivative instruments on recourse debt extending through 2021 and non-recourse debt extending through 2041, some of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by commodity, excluding those derivatives that qualified for the NPNS exception as of December 31, 2017 and 2016. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
Commodity	Units	December 31, 2017	December 31, 2016
		(In millions)
Emissions	Short Ton	1	—
Coal	Short Ton	21	35
Natural Gas	MMBtu	(17)	(53)
Oil	Barrel	—	1
Power	MWh	14	7
Capacity	MW/Day	(1)	(1)
Interest	Dollars	$3,876	$3,429
Equity	Shares	1	1
The decrease in the natural gas position was primarily the result of the settlement of generation hedge positions. The increase in the interest rate position was primarily the result of entering into new interest rate swaps to hedge additional non-recourse project level debt.

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheet:

	Fair Value
	Derivative Assets		Derivative Liabilities
(In millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$1	$—	$5	$28
Interest rate contracts long-term	11	12	11	41
Total Derivatives Designated as Cash Flow or Fair Value Hedges	12	12	16	69
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	9	—	15	7
Interest rate contracts long-term	32	37	28	12
Commodity contracts current	616	1,067	535	1,057
Commodity contracts long-term	129	132	158	231
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	786	1,236	736	1,307
Total Derivatives	$798	$1,248	$752	$1,376
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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$745	$(578)	$(11)	$156
Derivative liabilities	(693)	578	73	(42)
Total commodity contracts	52	—	62	114
Interest rate contracts:
Derivative assets	53	(3)	—	50
Derivative liabilities	(59)	3	—	(56)
Total interest rate contracts	(6)	—	—	(6)
Total derivative instruments	$46	$—	$62	$108

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Derivative Instruments	Cash Collateral (Held)/Posted	Net Amount
As of December 31, 2016	(In millions)
Commodity contracts:
Derivative assets	$1,199	$(1,021)	$(13)	$165
Derivative liabilities	(1,288)	1,021	13	(254)
Total commodity contracts	(89)	—	—	(89)
Interest rate contracts:
Derivative assets	49	(4)		45
Derivative liabilities	(88)	4	—	(84)
Total interest rate contracts	(39)	—	—	(39)
Total derivative instruments	$(128)	$—	$—	$(128)
Accumulated Other Comprehensive Income
The following tables summarize the effects on NRG's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Year Ended December 31, 2017
	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2016	$(66)	$(66)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	12	12
Mark-to-market of cash flow hedge accounting contracts	—	—
Accumulated OCI balance at December 31, 2017, net of $8 tax	$(54)	$(54)
Losses expected to be realized from other comprehensive loss during the next 12 months, net of $2 tax	$(12)	$(12)

	Year Ended December 31, 2016
	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2015	$(101)	$(101)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	21	21
Mark-to-market of cash flow hedge accounting contracts	14	14
Accumulated OCI balance at December 31, 2016, net of $16 tax	$(66)	$(66)

	Year Ended December 31, 2015
	Energy Commodities	Interest Rate	Total
	(In millions)
Accumulated OCI balance at December 31, 2014	$(1)	$(67)	$(68)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	1	14	15
Mark-to-market of cash flow hedge accounting contracts	—	(48)	(48)
Accumulated OCI balance at December 31, 2015, net of $16 tax	$—	$(101)	$(101)

Amounts reclassified from accumulated OCI into income are recorded to operating revenue for commodity contracts and interest expense for interest rate contracts.

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

The Company's regression analysis for Marsh Landing, Walnut Creek and Avra Valley interest rate swaps, while positively correlated, no longer contain matching terms for cash flow hedge accounting. As a result, the Company voluntarily de-designated the Marsh Landing, Walnut Creek and Avra Valley cash flow hedges as of April 28, 2017, and will prospectively mark these derivatives to market through the income statement.

Impact of Derivative Instruments on the Statement of Operations
Unrealized gains and losses associated with changes in the fair value of derivative instruments not accounted for as cash flow hedges are reflected in current period earnings.
The following table summarizes the pre-tax effects of economic hedges that have not been designated as cash flow hedges, and trading activity on the Company's statement of operations. The effect of commodity hedges is included within operating revenues and cost of operations and the effect of interest rate hedges is included in interest expense.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Unrealized mark-to-market results
Reversal of previously recognized unrealized loss/(gains) on settled positions related to economic hedges	$47	$(128)	$(162)
Reversal of acquired gain positions related to economic hedges	—	(12)	(22)
Net unrealized gains/(losses) on open positions related to economic hedges	146	6	(9)
Total unrealized mark-to-market gains/(losses) for economic hedging activities	193	(134)	(193)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to trading activity	(25)	10	(46)
Reversal of acquired gain positions related to trading activity	—	—	(14)
Net unrealized gains/(losses) on open positions related to trading activity	14	18	(16)
Total unrealized mark-to-market (losses)/gains for trading activity	(11)	28	(76)
Total unrealized gains/(losses)	$182	$(106)	$(269)

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Unrealized gains/(losses) included in operating revenues	$228	$(614)	$(210)
Unrealized (losses)/gains included in cost of operations	(46)	508	(59)
Total impact to statement of operations — energy commodities	$182	$(106)	$(269)
Total impact to statement of operations — interest rate contracts	$9	$36	$17
The reversal of gain or loss positions acquired as part of acquisitions were valued based upon the forward prices on the acquisition dates. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in revenue or cost of operations during the same period.
For the year ended December 31, 2017, the $146 million gain from economic hedge positions was primarily the result of an increase in the value of forward purchases of ERCOT heat rate contracts due to ERCOT heat rate expansion.
For the year ended December 31, 2016, the $6 million gain from economic hedge positions was primarily the result of an increase in the value of forward purchases of natural gas due to an increase in natural gas prices.

For the year ended December 31, 2015, the $9 million loss from economic hedge positions was primarily the result of a decrease in the value of forward purchases of natural gas due to a decrease in natural gas prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed "adequate assurance" under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts that have adequate assurance clauses that are in net liability positions as of December 31, 2017 was $25 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of December 31, 2017 was $7 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $4 million as of December 31, 2017.
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

	As of December 31, 2017				As of December 31, 2016
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average maturities (in years)
Cash and cash equivalents	$47	$—	$—	—	$25	$—	$—	—
U.S. government and federal agency obligations	43	1	—	11	73	1	—	11
Federal agency mortgage-backed securities	82	1	1	23	62	1	1	25
Commercial mortgage-backed securities	13	—	—	20	17	—	1	26
Corporate debt securities	99	2	1	11	84	1	2	11
Equity securities	403	272	—	—	346	214	—	—
Foreign government fixed income securities	5	—	—	9	3	—	—	9
Total	$692	$276	$2		$610	$217	$4

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined using the specific identification method.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Realized gains	$22	$26	$21
Realized losses	8	11	14
Proceeds from sale of securities	501	510	631
Note 7 — Inventory
Inventory consisted of:

	As of December 31,
	2017	2016
	(In millions)
Fuel oil	$90	$142
Coal/Lignite	126	219
Natural gas	24	28
Spare parts	292	332
Total Inventory	$532	$721
During the year ended December 31, 2017, the Company recorded a lower of weighted average cost or market adjustment related to fuel oil of $33 million.
Note 8 — Notes Receivable
Notes receivable consist of fixed and variable rate notes related primarily to amounts owed to the Company from transmission owners for certain projects for the financing of network upgrades. The Company's notes receivable were as follows:

	As of December 31,
	2017	2016
	(In millions)
Notes receivable	$16	$34
Less current maturities(a)	14	18
Total notes receivable — non-current	$2	$16

(a)	The current portion of notes receivable is recorded in prepayments and other current assets on the consolidated balance sheets.
Note 9 — Property, Plant and Equipment
The Company's major classes of property, plant, and equipment were as follows:

	As of December 31,		Depreciable
	2017	2016	Lives
	(In millions)
Facilities and equipment	$15,907	$18,698	1-40 Years
Land and improvements	710	750
Nuclear fuel	236	226	5 Years
Office furnishings and equipment	434	412	2-10 Years
Construction in progress	1,086	619
Total property, plant, and equipment	18,373	20,705
Accumulated depreciation	(4,465)	(5,336)
Net property, plant, and equipment	$13,908	$15,369
The Company recorded long-lived asset impairments during the years ended December 31, 2017 and 2016, as further described in Note 10, Asset Impairments.

Note 10 — Asset Impairments
2017 Impairment Losses

During the fourth quarter of 2017, the Company completed its annual budget and revised its view of long-term power and fuel prices and the corresponding impact on estimated cash flows associated with its long-lived assets. The most significant impact was a decrease in the Company's long-term view of natural gas prices which resulted in a reduction to long-term power prices and had a negative impact on the Company's coal, nuclear and renewable facilities. Each of the facilities below had estimated cash flows that were lower than the carrying amount and the assets were considered impaired.

The fair values of the assets were determined using an income approach by applying a discounted cash flow methodology to the long-term budget for the facility. The income approach utilized estimates of discounted future cash flows, which were Level 3 fair value measurements, an include key inputs such as forecasted power prices, nuclear fuel costs, forecasted operating and maintenance costs, plant investment capital expenditures and discount rates.

South Texas Project, or STP — The Company recognized an impairment loss of $1,248 million related to its interest in STP as a result of the decrease in the Company's view of long-term power prices in ERCOT.

Indian River — The Company recognized an impairment loss of $36 million for Indian River as a result of the decrease in the Company's view of long-term power prices in PJM.

Keystone and Conemaugh — The Company recognized impairment losses of $35 million for Keystone and $35 million for Conemaugh as a result of the decrease in the Company's view of long-term power prices in PJM.

Wind Facilities — The Company recorded impairment losses of $110 million, $26 million and $4 million for Langford, Elbow Creek and Forward, respectively, as a result of the decrease in the Company's view of long-term merchant power prices in ERCOT and PJM. While Elbow Creek and Forward have contracts to sell power, the significant decrease in estimated power prices had an impact on cash flows in post-contract periods.

The Company also recorded the following impairments in 2017 based on specific triggering events that occurred:

Bacliff Project — On June 16, 2017, NRG Texas Power LLC provided notice to BTEC New Albany, LLC that it was exercising its right to terminate the Amended and Restated Membership Interest Purchase Agreement, or MIPA, due to the Bacliff Project, a new peaking facility at the former P.H. Robinson Electric Generating Station, not achieving commercial completion by the contractual expiration date of May 31, 2017. As a result of the MIPA termination, the Company recorded an impairment loss of $41 million to reduce the carrying amount of the related construction in progress to zero during the second quarter of 2017. On July 14, 2017, the Company gave notice to BTEC New Albany, LLC that it owes NRG Texas Power LLC approximately $48 million under the terminated MIPA, consisting of $38 million in purchaser incurred costs and $10 million in liquidated damages.

Other Long-Lived Asset Impairments — During the second, third and fourth quarters of 2017, the Company recorded impairment losses of approximately $22 million, $14 million and $15 million, respectively, in connection with the Company's Renewables business. These impairment losses were primarily to record the value of certain long-lived assets, including property, plant and equipment and intangible assets, at fair market value at acquisition date or in connection with an impairment indicator.

Petra Nova Parish Holdings — In connection with the preparation of the annual budget during the fourth quarter, management revised its view of oil production expectations with respect to Petra Nova Parish Holdings. As a result, the Company reviewed its 50% interest in Petra Nova Parish Holdings for impairment utilizing the other-than-temporary impairment model. In determining fair value, the Company utilized an income approach and considered project specific assumptions for the future project cash flows. The carrying amount of the Company's equity method investment exceeded the fair value of the investment and the Company concluded that the decline is considered to be other-than-temporary. As a result, the Company measured the impairment loss as the difference between the carrying amount and the fair value of the investment and recorded an impairment loss of $69 million.

The Company also recorded an additional $11 million in impairment losses for other investments during the fourth quarter of 2017.

2016 Impairment Losses

Rockford — As described in Note 3, Discontinued Operations, Acquisitions and Dispositions, on May 12, 2016, the Company entered into an agreement with RA Generation, LLC to sell 100% of its interests in the Rockford generating stations for cash consideration of $55 million. The transaction triggered an indicator of impairment as the sale price was less than the carrying amount of the assets, and, as a result, the assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the assets and the agreed-upon sale price. The Company recorded an impairment loss of $17 million during the year ended December 31, 2016, to reduce the carrying amount of the assets held for sale to the fair market value.

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
Long Beach — During the fourth quarter of 2016, the Company determined that by the end of 2017 it would retire its Long Beach generation station located in Long Beach, California. The generating station was not awarded a PPA extension in SCE's capacity auction during the fourth quarter of 2016 for the PPA set to expire on July 31, 2017. The Company considered this to be an indicator of impairment and performed an impairment test. The Company measured the impairment loss as the difference between the carrying amount and the fair value of the assets and recorded an impairment loss of $36 million. Subsequently, management decided to continue to operate in 2018, which did not significantly impact fair value.
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
Note 11 — Goodwill and Other Intangibles
Goodwill
NRG's goodwill balance was $539 million and $662 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, and 2016, NRG had approximately $460 million and $547 million, respectively, of goodwill that is deductible for U.S. income tax purposes in future periods. As of December 31, 2017, goodwill consisted of $165 million associated with the acquisition of EME, $341 million for Retail business acquisitions, and $33 million associated with other business acquisitions.
2017 Impairments of Goodwill
BETM — During the fourth quarter of 2017, the Company concluded that BETM was held for sale in connection with board approval and advanced negotiations to sell the business. Accordingly, the Company recorded the assets and liabilities at fair market value as of December 31, 2017, which resulted in an impairment loss of $90 million to record BETM’s goodwill at fair market value. The remaining goodwill balance for BETM of $21 million is included within non-current assets held-for-sale as of December 31, 2017.

SPP — During the fourth quarter of 2017, NRG sold its interests in certain SPP projects to NRG Yield. The goodwill recorded during the SPP acquisition was related primarily to its development pipeline, which was not sold to NRG Yield. As the Company does not expect to separately develop these projects and accordingly, has no cash flow stream associated with the goodwill, an impairment loss of $12 million was recorded to reduce the value to zero as of December 31, 2017.
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
Intangible Assets

The Company's intangible assets as of December 31, 2017, primarily reflect intangible assets established with the acquisitions of various companies and are comprised of the following:

•
Emission Allowances — These intangibles primarily consist of SO2 and NOx emission allowances established with the 2006 Texas Genco acquisition and also include RGGI emission credits which NRG began purchasing in 2009. These emission allowances are held-for-use and are amortized to cost of operations, with NOx allowances amortized on a straight-line basis and SO2 allowances and RGGI credits amortized based on units of production. During the year ended December 31, 2017, the Company recorded an impairment loss of $20 million to reduce the value of excess SO2 allowances to zero.

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

•
Customer relationships — These intangibles represent the fair value at the acquisition date of acquired businesses' customer base, primarily for Dominion, Energy Alternatives, Energy Plus, Reliant Energy, Green Mountain Energy, Energy Systems, Energy Curtailment Specialists, and Source Power & Gas. The customer relationships are amortized to depreciation and amortization expense based on the expected discounted future net cash flows by year.

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

•
Power purchase agreements — Established predominantly with the EME and Alta Wind acquisitions, these represent the fair value of PPAs acquired. These will be amortized to revenues, generally on a straight-line basis, over the terms of the PPAs. During the year ended December 31, 2017, the Company recorded an impairment loss of $6 million related to PPAs.

•	Other — Consists of renewable energy credits, wind leasehold rights, costs to extend the operating license for STP Units 1 and 2, and the intangible assets related to purchased ground leases.

The following tables summarize the components of NRG's intangible assets subject to amortization:

		Contracts
Year Ended December 31, 2017	Emission Allowances	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	PPA	Other	Total
	(In millions)
January 1, 2017	$789	$54	$72	$16	$816	$88	$342	$1,286	$198	$3,661
Purchases	31	—	—	—	—	—	—	—	32	63
Acquisition of businesses	—	—	—	—	18	—	—	—	—	18
Usage	(10)	—	—	—	—	—	—	—	(28)	(38)
Write-off of fully amortized balances(a)	—	(54)	(23)	—	—	—	—	—	—	(77)
Impairment	(20)	—	—	—	—	—	—	(6)	—	(26)
Other	(23)	—	—	—	—	—	—	5	(19)	(37)
December 31, 2017	767	—	49	16	834	88	342	1,285	183	3,564
Less accumulated amortization	(591)	—	(45)	(9)	(698)	(54)	(182)	(205)	(34)	(1,818)
Net carrying amount	$176	$—	$4	$7	$136	$34	$160	$1,080	$149	$1,746
(a) Adjusted for write-off of fully amortized energy supply contracts of $54 million and fuel contracts of $23 million.

		Contracts
Year Ended December 31, 2016	Emission Allowances	Energy Supply	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	PPA	Other	Total
	(In millions)
January 1, 2016	$816	$54	$72	$16	$834	$88	$342	$1,286	$213	$3,721
Purchases	13	—	—	—	—	—	—	—	34	47
Acquisition of businesses	—	—	—	—	—	—	—		18	18
Usage	(1)	—	—	—	—	—	—	—	(44)	(45)
Write-off of fully amortized balances(a)	(10)	—	—	—	—	—	—	—	—	(10)
Impairment(b)	(23)	—	—	—	(18)	—	—	—	(23)	(64)
Other	(6)	—	—	—	—	—	—	—	—	(6)
December 31, 2016	789	54	72	16	816	88	342	1,286	198	3,661
Less accumulated amortization	(518)	(54)	(67)	(8)	(663)	(49)	(159)	(143)	(27)	(1,688)
Net carrying amount	$271	$—	$5	$8	$153	$39	$183	$1,143	$171	$1,973
(a) Adjusted for write-off of fully amortized emission allowances of $10 million.
(b) The impairment of customer relationships and other intangibles included a write-off of accumulated amortization of $10 million and $8 million, respectively.

The following table presents NRG's amortization of intangible assets for each of the past three years:

	Years Ended December 31,
Amortization	2017	2016	2015
	(In millions)
Emission allowances	$73	$66	$60
Energy supply contracts	—	7	5
Fuel contracts	1	2	2
Customer contracts	1	2	2
Customer relationships	35	49	67
Marketing partnerships	5	8	14
Trade names	23	22	23
Power purchase agreements	62	64	51
Other	7	11	14
Total amortization	$207	$231	$238
The following table presents estimated amortization of NRG's intangible assets for each of the next five years:

		Contracts
Year Ended December 31,	Emission Allowances	Fuel	Customer	Customer Relationships	Marketing Partnerships	Trade Names	PPA	Other	Total
	(In millions)
2018	$33	$1	$1	$25	$5	$22	$64	$8	$159
2019	30	—	1	21	4	22	64	8	150
2020	16	—	1	17	4	22	64	8	132
2021	16	—	1	13	4	22	64	8	128
2022	15	—	1	7	3	22	64	8	120
Intangible assets held for sale — From time to time, management may authorize the transfer from the Company's emission bank of emission allowances held-for-use to intangible assets held-for-sale. Emission allowances held-for-sale are included in other non-current assets on the Company's consolidated balance sheet and are not amortized, but rather expensed as sold. As of December 31, 2017, the value of emission allowances held-for-sale is $9 million and is managed within the Corporate segment. Once transferred to held-for-sale, these emission allowances are prohibited from moving back to held-for-use.
Out-of-market contracts — Due primarily to business acquisitions, NRG acquired certain out-of-market contracts, which are classified as non-current liabilities on NRG's consolidated balance sheet. These include out-of-market lease contracts of $159 million acquired in the acquisition of EME. These out-of-market contracts are amortized to cost of operations. As of December 31, 2017 and 2016, the Company had accumulated amortization for out-of-market contracts of $358 million and $457 million, respectively.
The following table summarizes the estimated amortization related to NRG's out-of-market contracts:

Year Ended December 31,	Power Contracts	Leases	Total
	(In millions
2018	$16	$9	$25
2019	16	9	25
2020	17	9	26
2021	14	9	23
2022	1	9	10

Note 12 — Debt and Capital Leases
Long-term debt and capital leases consisted of the following:

(In millions, except rates)	December 31,		December 31, 2017
	2017	2016	Interest Rate % (a)
Recourse debt:
Senior notes, due 2018	$—	$398	7.625
Senior notes, due 2021	—	207	7.875
Senior notes, due 2022	992	992	6.250
Senior notes, due 2023	—	869	6.625
Senior notes, due 2024	733	733	6.250
Senior notes, due 2026	1,000	1,000	7.250
Senior notes, due 2027	1,250	1,250	6.625
Senior notes, due 2028	870	—	5.750
Term loan facility, due 2023	1,872	1,891	L+2.25
Tax-exempt bonds	465	455	4.125 - 6.00
Subtotal recourse debt	7,182	7,795
Non-recourse debt:
NRG Yield Operating LLC Senior Notes, due 2024	500	500	5.375
NRG Yield Operating LLC Senior Notes, due 2026	350	350	5.000
NRG Yield, Inc. Convertible Senior Notes, due 2019	345	345	3.500
NRG Yield, Inc. Convertible Senior Notes, due 2020	288	288	3.250
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2019 (b)	55	—	L+2.500
El Segundo Energy Center, due 2023	400	443	L+1.75 - L+2.375
Marsh Landing, due 2023	318	370	L+1.875
Alta Wind I - V lease financing arrangements, due 2034 and 2035	926	965	5.696 - 7.015
Walnut Creek, term loans due 2023	267	310	L+1.625
Utah Portfolio, due 2022	278	287	L+2.625
Tapestry, due 2021	162	172	L+1.625
CVSR, due 2037	746	771	2.339 - 3.775
CVSR HoldCo, due 2037	194	199	4.680
Alpine, due 2022	135	145	L+1.750
Energy Center Minneapolis, due 2025	83	96	3.55 - 5.95
Energy Center Minneapolis, due 2031	125	125	3.55
Viento, due 2023	163	178	L+3.00
NRG Yield - other	579	603	various
Subtotal NRG Yield debt (non-recourse to NRG) (c)	5,914	6,147
Ivanpah, due 2033 and 2038	1,073	1,113	2.285 - 4.256
Carlsbad Energy Project (c)	427	—	L+1.625 -.04120
Agua Caliente, due 2037	818	849	2.395 - 3.633
Agua Caliente Borrower 1, due 2038	89	—	5.430
Cedro Hill, due 2029 (c)	151	163	L+1.75
Midwest Generation, due 2019	152	231	4.390
NRG Other Renewables (c)	647	269
NRG Other	180	137	various
Subtotal other non-recourse debt	3,537	2,762
Subtotal all non-recourse debt	9,451	8,909
Subtotal long-term debt (including current maturities)	16,633	16,704
Capital leases	5	6	various
Subtotal long-term debt and capital leases (including current maturities)	16,638	16,710
Less current maturities	(688)	(516)
Less debt issuance costs	(204)	(188)
Discounts	(30)	(49)
Total long-term debt and capital leases	$15,716	$15,957

(a)	As of December 31, 2017, L+ equals 3 month LIBOR plus x%, except for the Utah Solar Portfolio where L+ equals 1 month LIBOR plus 2.629%.

(b)	Applicable rate is determined by the Borrower Leverage Ratio, as defined in the credit agreement

(c)	Debt associated with the asset sales announced in February 2018

Long-term debt includes the following discounts:

	As of December 31,
	2017	2016
	(In millions)
Term loan facility, due 2023 (a)	$(7)	$(9)
Yield, Inc. Convertible notes, due 2019	(5)	(10)
Yield, Inc. Convertible notes, due 2020	(13)	(17)
Midwest Generation, due 2019	(5)	(13)
Total discounts	$(30)	$(49)

(a)	Term loan facility, due 2018 replaced with the Term loan facility due 2023. Discount of $1 million was related to current maturities in 2016.

Consolidated Annual Maturities
Annual payments based on the maturities of NRG's debt and capital leases for the years ending after December 31, 2017 are as follows:

(In millions)
2018	$695
2019	933
2020	805
2021	606
2022	1,854
Thereafter	11,745
Total	$16,638
Recourse Debt
Senior Notes
Issuance of 2028 Senior Notes
On December 7, 2017, NRG issued $870 million of aggregate principal amount at par of 5.75% senior unsecured notes due 2028. The 2028 Senior Notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is paid semi-annually beginning on July 15, 2018, until the maturity date of January 15, 2028. The proceeds from the issuance of the 2028 Senior Notes were utilized to redeem the Company's 6.625% Senior Notes due 2023.
Issuance of 2026 Senior Notes
On May 23, 2016, NRG issued $1.0 billion in aggregate principal amount at par of 7.25% senior notes due 2026, or the 2026 Senior Notes. The 2026 Senior Notes are senior unsecured obligations of NRG and are guaranteed by certain of its subsidiaries. Interest is paid semi-annually beginning on November 15, 2016, until the maturity date of May 15, 2026. The proceeds from the issuance of the 2026 Senior Notes were utilized to repurchase a portion of the Senior Notes during 2016.
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

2017 Senior Note Redemptions
During the year ended December 31, 2017, the Company redeemed $1.5 billion in aggregate principal of its Senior Notes for $1.5 billion, which included accrued interest of $29 million. In connection with the redemptions, a $49 million loss on debt extinguishment was recorded, which included the write-off of previously deferred financing costs of $7 million.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
Amount in millions, except rates
7.625% senior notes due 2018	$398	$411	101.42%
7.875% senior notes due 2021	206	218	102.63%
6.625% senior notes due 2023	869	915	103.57%
Total	$1,473	$1,544
(a) Includes payment for accrued interest.

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

Senior Notes Outstanding
As of December 31, 2017, NRG had the following outstanding issuances of senior notes, or Senior Notes:
i.6.250% senior notes, issued January 27, 2014 and due July 15, 2022, or the 2022 Senior Notes;
ii.6.250% senior notes, issued April 21, 2014 and due November 1, 2024, or the 2024 Senior Notes;
iii.7.250% senior notes, issued May 23, 2016 and due May 15, 2026, or the 2026 Senior Notes;
iv.6.625% senior notes, issued August 2, 2016 and due January 15, 2027, or the 2027 Senior Notes; and
v.5.750% senior notes, issued December 7, 2017 and due January 15, 2028, or the 2028 Senior Notes.

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
2028 Senior Notes
At any time prior to January 15, 2021, NRG may redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes, at a redemption price equal to 105.750% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with an amount equal to the net cash proceeds of certain equity offerings. At any time prior to January 15, 2023 NRG may redeem all or a part of the 2028 Senior Notes, at a redemption price equal to 100% of the principal amount, accrued and unpaid interest to the redemption date, plus a premium. The premium is the greater of: (i) 1% of the principal amount of the notes; or (ii) the excess of the principal amount of the note over the following: the present value of 102.875% of the note, plus interest payments due on the note from the date of redemption through January 15, 2023 computed using a discount rate equal to the Treasury Rate as of such redemption date plus 0.50%. In addition, on or after January 15, 2023, NRG may redeem some or all of the notes at redemption prices expressed as percentages of principal amount as set forth in the following table, plus accrued and unpaid interest on the notes redeemed to the first applicable redemption date:

Redemption Period	Redemption Percentage
January 15, 2023 to January 14, 2024	102.875%
January 15, 2024 to January 14, 2025	101.917%
January 15, 2025 to January 14, 2026	100.958%
January 15, 2026 and thereafter	100.000%
Senior Credit Facility
On June 30, 2016, NRG replaced its Senior Credit Facility, consisting of its Term Loan Facility and Revolving Credit Facility with a new senior secured facility, or the Senior Credit Facility, which includes the following:

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
Tax Exempt Bonds

	As of December 31,
	2017	2016	Interest Rate %
Amount in millions, except rates
Indian River Power tax exempt bonds, due 2040	$57	$57	6.000
Indian River Power LLC, tax exempt bonds, due 2045	190	190	5.375
Dunkirk Power LLC, tax exempt bonds, due 2042	59	59	5.875
City of Texas City, tax exempt bonds, due 2045	32	22	4.125
Fort Bend County, tax exempt bonds, due 2038	54	54	4.750
Fort Bend County, tax exempt bonds, due 2042	73	73	4.750
Total	$465	$455

Non-Recourse Debt
The following are descriptions of certain indebtedness of NRG's subsidiaries that are outstanding as of December 31, 2017. All of NRG's non-recourse debt is secured by the assets in the respective project subsidiaries as further described below.
Yield LLC and Yield Operating LLC Revolving Credit Facility
NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC, entered into a senior secured revolving credit facility, which can be used for cash and for the issuance of letters of credit. At December 31, 2017, there was $55 million outstanding on the revolver and $74 million of letters of credit issued under the revolving credit facility.
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
Project Financings
The following are descriptions of certain indebtedness of NRG's project subsidiaries that are outstanding as of December 31, 2017.
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
Carlsbad Project Financing
On May 26, 2017, Carlsbad Energy Holdings, LLC entered into a note payable agreement with financial institutions for the issuance of up to $407 million of senior secured notes that bear interest at a rate of 4.12%, and mature on October 31, 2038. As of December 31, 2017, all $407 million of these notes were outstanding.
Also on May 26, 2017, Carlsbad Energy Holdings, LLC entered into a credit agreement, or the Carlsbad Financing Agreement, with the issuing banks, for a $194 million construction loan, that will convert to a term loan upon completion of the project. The Carlsbad Financing Agreement also includes a letter of credit facility with an aggregate principle amount not to exceed $83 million, and a working capital loan facility with an aggregate principle amount not to exceed $4 million. As of December 31, 2017, $20 million was outstanding under the construction loan and $29 million in in letters of credit in support of the project were issued.
Utah Portfolio
As part of the November 2, 2016 utility-scale solar and wind acquisition, as discussed in Note 3, Discontinued Operations, Acquisitions and Dispositions, NRG recorded $222 million of non-recourse project level debt. As of term conversion for the three associated debt facilities, the Company borrowed an additional $65 million of non-recourse debt. Each facility bears interest of LIBOR plus 2.625% and matures on December 16, 2022.

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

Amount in millions, except rates	Lease Financing Arrangement			Letter of Credit Facility
Non-Recourse Debt	Amount Outstanding as of December 31, 2017	Interest Rate	Maturity Date	Amount Outstanding as of December 31, 2017	Interest Rate	Maturity Date
Alta Wind I	$231	7.015%	12/30/2034	$16	3.00% - 3.25%	1/5/2021
Alta Wind II	183	5.696%	12/30/2034	27	1.250%	3/21/2022
Alta Wind III	191	6.067%	12/30/2034	27	1.750%	various
Alta Wind IV	123	5.938%	12/30/2034	19	1.750%	various
Alta Wind V	198	6.071%	6/30/2035	30	1.750%	various
Total	$926			$119
Midwest Generation
On April 7, 2016, Midwest Generation, LLC, or MWG, entered into an agreement to sell certain quantities of unforced capacity that has cleared various PJM Reliability Pricing Model auctions to a trading counterparty for net proceeds of $253 million. MWG will continue to operate the applicable generation facilities and remains responsible for performance penalties and eligible for performance bonus payments, if any. Accordingly, MWG will continue to account for all revenues and costs as before; however, the proceeds will be recorded as a financing obligation while capacity payments by PJM to the counterparty will be reflected as debt amortization and interest expense through the end of the 2018/19 delivery year.  MWG will amortize the upfront discount to interest expense, at an effective interest rate of 4.39%, over the term of the arrangement, through June 2019. As of December 31, 2017, $152 million was outstanding.
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

Interest Rate Swaps — Project Financings
Many of NRG's project subsidiaries entered into interest rate swaps, intended to hedge the risks associated with interest rates on non-recourse project level debt. These swaps amortize in proportion to their respective loans and are floating for fixed where the project subsidiary pays its counterparty the equivalent of a fixed interest payment on a predetermined notional value and will receive quarterly the equivalent of a floating interest payment based on the same notional value. All interest rate swap payments by the project subsidiary and its counterparty are made quarterly, and the LIBOR is determined in advance of each interest period. The following table summarizes the swaps, some of which are forward starting as indicated, related to NRG's project level debt as of December 31, 2017.

	% of Principal	Fixed Interest Rate	Floating Interest Rate	Notional Amount at December 31, 2017 (In millions)	Effective Date	Maturity Date
Recourse Debt
NRG Energy	85%	various	1-mo. LIBOR	$1,000	June 30, 2016	June 30, 2021
Non-Recourse Debt
El Segundo Energy Center	75%	various	3-mo. LIBOR	340	various	various
South Trent Wind LLC	75%	3.265%	3-mo. LIBOR	40	June 15, 2010	June 14, 2020
South Trent Wind LLC	75%	4.95%	3-mo. LIBOR	21	June 30, 2020	June 14, 2028
NRG Solar Roadrunner LLC	75%	4.313%	3-mo. LIBOR	26	September 30, 2011	December 31, 2029
NRG Solar Alpine LLC	85%	various	3-mo. LIBOR	115	various	various
NRG Solar Avra Valley LLC	85%	2.333%	3-mo. LIBOR	46	November 30, 2012	November 30, 2030
NRG Marsh Landing	75%	3.244%	3-mo. LIBOR	295	June 28, 2013	June 30, 2023
Utah Portfolio	80%	various	1-mo. LIBOR	223	various	September 30, 2036
DGPV 4	85%	various	3-mo. LIBOR	95	various	various
Other	75%	various	various	653	various	various
EME Project Financings				—
Broken Bow	75%	various	3-mo. LIBOR	55	various	various
Cedro Hill	90%	various	3-mo. LIBOR	136	various	various
Crofton Bluffs	75%	various	3-mo. LIBOR	36	various	various
Laredo Ridge	75%	2.310%	3-mo. LIBOR	75	March 31, 2011	March 31, 2026
Tapestry	75%	2.210%	3-mo. LIBOR	146	December 30, 2011	December 21, 2021
Tapestry	50%	3.570%	3-mo. LIBOR	60	December 21, 2021	December 21, 2029
Viento Funding II	90%	various	6-mo. LIBOR	148	various	various
Viento Funding II	90%	4.985%	6-mo. LIBOR	65	July 11, 2023	June 30, 2028
Walnut Creek Energy	75%	various	3-mo. LIBOR	239	June 28, 2013	May 31, 2023
WCEP Holdings	90%	4.003%	3-mo. LIBOR	45	June 28, 2013	May 21, 2023
Alta Wind Project Financings
AWAM	100%	2.470%	3-mo. LIBOR	17	May 22, 2013	May 15, 2031
Total				$3,876

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
The following table represents the balance of ARO obligations as of December 31, 2017 and 2016, along with the additions, reductions and accretion related to the Company's ARO obligations for the year ended December 31, 2017:

(In millions)
Balance as of December 31, 2016	$735
Revisions in estimates for current obligations	(3)
Additions	9
Spending for current obligations	(21)
Accretion — Expense	35
Accretion — Nuclear decommissioning	16
Balance as of December 31, 2017	$771

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
NRG maintains two separate qualified pension plans, the NRG Pension Plan for Bargained Employees and the NRG Pension Plan. Employees of both NRG and GenOn participate in each of the pension plans, depending upon whether their employment is covered by a bargaining agreement. As controlled group members, ERISA requires that NRG and GenOn are jointly and severally liable for the NRG Pension Plan for Bargained Employees and the NRG Pension Plan, including pension liabilities associated with GenOn employees.
As described in Note 1, Nature of Business, and Note 3, Discontinued Operations, Acquisitions and Dispositions, NRG and GenOn entered into a Restructuring Support Agreement and various support agreements, including a transition services agreement, that provides for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization and was approved by the Bankruptcy Court pursuant to an order of confirmation on December 12, 2017. In accordance with the agreements, NRG will retain GenOn's pension liability for service provided by GenOn employees prior to the completion of the reorganization. NRG determined that the retention of this liability is probable and has recorded the estimated accumulated pension benefit obligation as of December 31, 2017 of $92 million in other non-current liabilities with a corresponding loss from discontinued operations. The balance reflects a contribution of $13 million to the plans with respect to GenOn's employees paid in September 2017. NRG will also retain the liability for GenOn's post-employment and retiree health and welfare benefits, in an amount up to $25 million. Retention of this liability is probable and accordingly, NRG has recorded the $25 million in other non-current liabilities with a corresponding loss from discontinued operations as of December 31, 2017. NRG's obligation for both of these liabilities will be revalued through and at GenOn's emergence from bankruptcy, with NRG's obligation for the post-employment and retiree health and welfare plan capped at $25 million.
NRG expects to contribute $31 million to the Company's pension plans in 2018. Of this amount, $13 million related to employees of GenOn.

NRG Defined Benefit Plans
The annual net periodic benefit cost/(credit) related to NRG's pension and other postretirement benefit plans include the following components:

	Year Ended December 31,
	Pension Benefits
	2017	2016	2015
	(In millions)
Service cost benefits earned	$26	$30	$32
Interest cost on benefit obligation	43	43	53
Expected return on plan assets	(58)	(60)	(62)
Amortization of unrecognized net loss	4	2	2
Net periodic benefit cost	$15	$15	$25

	Year Ended December 31,
	Other Postretirement Benefits
	2017	2016	2015
	(In millions)
Service cost benefits earned	$1	$2	$3
Interest cost on benefit obligation	4	6	9
Amortization of unrecognized prior service credit	(9)	(5)	(5)
Amortization of unrecognized net (gain)/loss	(1)	—	1
Curtailment gain	—	—	(14)
Net periodic benefit (credit)/cost	$(5)	$3	$(6)
A comparison of the pension benefit obligation, other postretirement benefit obligations and related plan assets for NRG's plans on a combined basis is as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Benefit obligation at January 1	$1,241	$1,196	$128	$178
Service cost	26	30	1	2
Interest cost	43	43	4	6
Plan amendments	—	—	(1)	(42)
Actuarial loss/(gain)	77	40	6	(2)
Employee and retiree contributions	—	—	3	3
Benefit payments	(58)	(68)	(13)	(17)
Benefit obligation at December 31	1,329	1,241	128	128
Fair value of plan assets at January 1	953	916	—	—
Actual return on plan assets	173	72	—	—
Employee and retiree contributions	—	—	3	3
Employer contributions	36	33	10	14
Benefit payments	(58)	(68)	(13)	(17)
Fair value of plan assets at December 31	1,104	953	—	—
Funded status at December 31 — excess of obligation over assets	$(225)	$(288)	$(128)	$(128)
Less: GenOn postretirement obligation(a)	—	—	38	46
Add: Retained obligation in bankruptcy proceeding(a)	—	—	(25)	(25)
Net obligation for NRG	$(225)	$(288)	$(115)	$(107)

(a)
The difference between GenOn's postretirement benefit obligation and NRG's retained obligation of $13 million and $21 million is presented in noncurrent liabilities for discontinued operations as of December 31, 2017 and 2016, respectively.

Amounts recognized in NRG's balance sheets were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Current liabilities	$—	$—	$7	$8
Less: GenOn other postretirement benefits(a)	—	—	(3)	(5)
Total current liabilities	$—	$—	$4	$3

Non-current liabilities	$225	$288	$121	$120
Less: GenOn other postretirement benefits(a)	—	—	(10)	(16)
Total non-current liabilities	$225	$288	$111	$104

(a)
The difference between GenOn's postretirement benefit obligation and NRG's retained obligation of $13 million and $21 million is presented in noncurrent liabilities for discontinued operations as of December 31, 2017 and 2016, respectively.

Of the amounts recognized in NRG's balance sheet, $92 million and $120 million related to GenOn's pension benefits obligation as of December 31, 2017 and 2016, respectively, and $25 million related to GenOn's postretirement benefits obligation as of December 31, 2017 and 2016.
Amounts recognized in NRG's accumulated OCI that have not yet been recognized as components of net periodic benefit cost were as follows:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Net loss/(gain)	$53	$94	$(4)	$(11)
Prior service cost/(credit)	3	3	(37)	(45)
Total accumulated OCI	$56	$97	$(41)	$(56)
Less: GenOn (deconsolidated June 14, 2017)	(22)	(37)	10	8
Net accumulated OCI	$34	$60	$(31)	$(48)
Other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Year Ended December 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Net actuarial (gain)/loss	$(37)	$28	$6	$(2)
Amortization of net actuarial (gain)/loss	(4)	(2)	1	—
Prior service credit	—	—	(1)	(41)
Amortization of prior service cost	—	—	9	5
Total recognized in OCI	$(41)	$26	$15	$(38)
Less: GenOn (deconsolidated June 14, 2017)	15	$(17)	$2	$3
Net recognized in OCI	$(26)	$9	$17	$(35)
Less: GenOn (deconsolidated June 14, 2017)	15	(17)	3	3
Net recognized in net periodic pension (credit)/cost and OCI	$(11)	$24	$13	$39
As a result of GenOn's deconsolidation during 2017, NRG reduced the loss recorded in other comprehensive income by $28 million related to GenOn's pension and other postretirement benefits.

The Company's estimated unrecognized loss and unrecognized prior service cost for NRG's pension plan that will be amortized from accumulated OCI to net periodic cost over the next fiscal year is less than $1 million. The Company's estimated unrecognized gain and unrecognized prior service credit for NRG's postretirement plan that will be amortized from accumulated OCI to net periodic cost over the next fiscal year is less than $1 million and $7 million, respectively.
The following table presents the balances of significant components of NRG's pension plan:

	As of December 31,
	Pension Benefits
	2017	2016
	(In millions)
Projected benefit obligation	$1,329	$1,241
Accumulated benefit obligation	1,255	1,174
Fair value of plan assets	1,104	953
NRG's market-related value of its plan assets is the fair value of the assets. The fair values of the Company's pension plan assets by asset category and their level within the fair value hierarchy are as follows:

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$256	$256
Common/collective trust investment — non-U.S. equity	—	66	66
Common/collective trust investment — non-core assets	—	178	178
Common/collective trust investment — fixed income	—	230	230
Short-term investment fund	5	—	5
Subtotal fair value	$5	$730	$735
Measured at net asset value practical expedient
Common/collective trust investment — non-U.S. equity			94
Common/collective trust investment — fixed income			233
Partnerships/joint ventures			42
Total fair value			$1,104

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
	(In millions)
Common/collective trust investment — U.S. equity	$—	$283	$283
Common/collective trust investment — non-U.S. equity	—	71	71
Common/collective trust investment — global equity	—	104	104
Common/collective trust investment — fixed income	—	190	190
Short-term investment fund	3	—	3
Subtotal fair value	$3	$648	$651
Measured at net asset value practical expedient
Common/collective trust investment — non-U.S. equity			78
Common/collective trust investment — fixed income			193
Partnerships/joint ventures			31
Total fair value			$953

In accordance with ASC 820, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The fair value of the common/collective trust investments is valued at fair value which is equal to the sum of the market value of all of the fund's underlying investments. Certain common/collective trust investments have readily determinable fair value as they publish daily net asset value, or NAV, per share and are categorized as Level 2. Certain other common/collective trust investments and partnerships/joint ventures use NAV per share, or its equivalent, as a practical expedient for valuation, and thus have been removed from the fair value hierarchy table.
The following table presents the significant assumptions used to calculate NRG's benefit obligations:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions	2017	2016	2017	2016
Discount rate	3.71%	4.26%	3.71%	4.29%
Rate of compensation increase	3.00%	3.00%	N/A	N/A
Health care trend rate	—	—	8.2% grading to 4.5% in 2025	7.0% grading to 5.0% in 2025
The following table presents the significant assumptions used to calculate NRG's benefit expense:

	As of December 31,
	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions	2017	2016	2015	2017	2016	2015
Discount rate	4.26%	4.52%	4.16%	4.29%	4.55%	4.20%
Expected return on plan assets	6.85%	6.65%	6.36%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.45%	—	—	—
Health care trend rate	—	—	—	7.0% grading to 5.0% in 2025	7.25% grading to 5.0% in 2025	8.6% grading to 5.0% in 2023
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

The target allocations of NRG's pension plan assets were as follows for the year ended December 31, 2017:

U.S. equity	22%
Non-U.S. equity	14%
Non-core assets	19%
U.S. fixed income	45%
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
Investment risk and performance are monitored on an ongoing basis through quarterly portfolio reviews of each asset fund class to a related performance benchmark, if applicable, and annual pension liability measurements. Performance benchmarks are composed of the following indices:

Asset Class	Index
U.S. equities	Dow Jones U.S. Total Stock Market Index
Non-U.S. equities	MSCI All Country World Ex-U.S. IMI Index
Non-core assets(a)	Various (per underlying asset class)
Fixed income securities	Barclays Capital Long Term Government/Credit Index & Barclays Strips 20+ Index

(a)
Non-Core Assets are defined as diversifying asset classes approved by the Investment Committee that are intended to enhance returns and/or reduce volatility of the U.S. and non-U.S. equities. Asset classes considered Non-Core include, but may not be limited to: Emerging Market Equity, Emerging Market Debt, Non-US Developed Market Small Cap, High Yield Fixed Income, Real Estate, Bank Loans, Global Infrastructure and other Alternatives.

NRG's expected future benefit payments for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

		Other Postretirement Benefit
	Pension Benefit Payments	Benefit Payments	Medicare Prescription Drug Reimbursements
	(In millions)
2018	$68	$7	$—
2019	71	8	—
2020	75	8	—
2021	79	8	—
2022	82	8	—
2023-2027	421	33	1
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
STP Defined Benefit Plans
NRG has a 44% undivided ownership interest in STP, as discussed further in Note 27, Jointly Owned Plants. STPNOC, which operates and maintains STP, provides its employees a defined benefit pension plan as well as postretirement health and welfare benefits. Although NRG does not sponsor the STP plan, it reimburses STPNOC for 44% of the contributions made towards its retirement plan obligations. For the year ended December 31, 2017, NRG reimbursed STPNOC $8 million towards its defined benefit plans. For the year ended December 31, 2016, NRG reimbursed STPNOC $7 million towards its defined benefit plans. In 2018, NRG expects to reimburse STPNOC $6 million for its contribution towards the plans.

The Company has recognized the following in its statement of financial position, statement of operations and accumulated OCI related to its 44% interest in STP:

	As of December 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In millions)
Funded status — STPNOC benefit plans	$(76)	$(74)	$(24)	$(23)
Net periodic benefit cost/(credit)	8	7	(3)	(2)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss)/income	(6)	11	5	(1)
Defined Contribution Plans
NRG's employees are also eligible to participate in defined contribution 401(k) plans.
The Company's contributions to these plans were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Company contributions to defined contribution plans	$56	$55	$53
Note 15 — Capital Structure
For the period from December 31, 2014 to December 31, 2017, the Company had 10,000,000 shares of preferred stock authorized, and 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common shares issued and outstanding for each period presented:

	Common
	Issued	Treasury	Outstanding
Balance as of December 31, 2014	415,506,176	(78,843,552)	336,662,624
Shares issued under ESPP	—	283,139	283,139
Shares issued under LTIPs	1,433,774	—	1,433,774
Share repurchases	—	(24,189,495)	(24,189,495)
Balance as of December 31, 2015	416,939,950	(102,749,908)	314,190,042
Shares issued under ESPP	—	609,094	609,094
Shares issued under LTIPs	643,875	—	643,875
Balance as of December 31, 2016	417,583,825	(102,140,814)	315,443,011
Shares issued under ESPP	—	560,769	560,769
Shares issued under LTIPs	739,309	—	739,309
Balance as of December 31, 2017	418,323,134	(101,580,045)	316,743,089
Common Stock
The following table summarizes NRG's common stock reserved for the maximum number of shares potentially issuable based on the conversion and redemption features of the long-term incentive plans as of December 31, 2017:

Equity Instrument	Common Stock Reserve Balance
Long-term incentive plans	19,597,433
Common stock dividends — In 2015, NRG paid quarterly dividends on the Company's common stock of $0.145 per share, or $0.58 per share on an annualized basis. In 2016, as part of the 2016 Capital Allocation Program, the Company decreased its annual common stock dividend by 79% to $0.12 per share for 2016 and 2017. The following table lists the dividends paid per common share during 2017, 2016 and 2015:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017	$0.030	$0.030	$0.030	$0.030
2016	$0.030	$0.030	$0.030	$0.145
2015	$0.145	$0.145	$0.145	$0.145
On January 19, 2018, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, or $0.12 per share on an annualized basis, payable on February 15, 2018, to stockholders of record as of February 1, 2018.
 Employee Stock Purchase Plan — Under the ESPP, eligible employees may elect to withhold up to 10% of their eligible compensation to purchase shares of NRG common stock at the lesser of 85% of its fair market value on the offering date or 85% of the fair market value on the exercise date. An offering date occurs each January 1 and July 1. An exercise date occurs each June 30 and December 31. As of December 31, 2017, there remained 3,107,050 shares of treasury stock reserved for issuance under the ESPP, and in January of 2018, 175,862 shares of common stock were issued to employee accounts from treasury stock for the offering period of July 1, 2017 to December 31, 2017. Beginning January 2018, NRG suspended the ESPP.
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
The following table reflects the changes in the Company's redeemable preferred stock balance for the years ended December 31, 2017, 2016, and 2015:

(In millions)
Balance as of December 31, 2014	$291
Accretion to redemption value	11
Balance as of December 31, 2015	302
Accretion to redemption value	2
Repurchase of 2.822% redeemable preferred stock	(226)
Gain on redemption of 2.822% redeemable preferred stock	(78)
Balance as of December 31, 2016	—
Balance as of December 31, 2017	$—
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
The following table summarizes NRG's equity method investments as of December 31, 2017:

Name	Economic Interest	Investment Balance
		(In millions)
Avenal Solar Holdings LLC (a)	50.0%	$(6)
Desert Sunlight Investment Holdings, LLC (a)	25.0%	272
Elkhorn Ridge Wind, LLC (a)	47.0%	73
GenConn Energy LLC (a)	50.0%	102
Four Brothers Solar, LLC (a)(c)	50.0%	213
Granite Mountain Holdings, LLC (a)(c)	50.0%	78
Iron Springs Holdings, LLC (a)(c)	50.0%	54
Midway-Sunset Cogeneration Company	50.0%	16
San Juan Mesa Wind Project, LLC (a)	75.0%	66
Watson Cogeneration Company	49.0%	21
Gladstone Power Station (b)	37.5%	139
Other(d)	Various	10
Total equity investments in affiliates		$1,038
(a) Equity method investments owned by NRG Yield
(b) Gladstone Power Station is located in Australia
(c) Economic interest based on cash to be distributed
(d) Refer to Note 10 - Asset Impairments for discussion of NRG's investment in Petra Nova Parish Holdings, LLC.

	As of December 31,
	2017	2016
	(In millions)
Undistributed earnings from equity investments	$120	$101
Variable Interest Entities
NRG accounts for its interests in certain entities that are considered VIEs under ASC 810, for which NRG is not the primary beneficiary, under the equity method.
Utility-Scale Solar Portfolio — As described in Note 3, Discontinued Operations, Acquisitions and Dispositions, on November 2, 2016, the Company acquired equity interests in a tax equity financed portfolio comprised of 530 MW of mechanically-complete solar assets located in Utah, and subsequently sold these interests to NRG Yield, Inc. on March 27, 2017. These equity interests in Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC are accounted for as equity method investments as the Company does not have a controlling financial interest. The assets reached commercial operations during the fourth quarter of 2016 and have 20-year PPAs with PacifiCorp. NRG's maximum exposure to loss is limited to its equity investment, which was $345 million as of December 31, 2017.
GenConn — NRG owns a 50% interest in GenConn, a limited liability company formed to construct, own and operate two 190-MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites.
GenConn has a $237 million note with an interest rate of 4.73% and a maturity date of July 2041 and a 5-year, $35 million working capital facility which can be used to issue letters of credit at an interest rate of 1.875%. As of December 31, 2017, $204 million was outstanding under the note and $14 million of letters of credit issued under the working capital facility. The note is secured by all of the GenConn assets. NRG's maximum exposure to loss is limited to its equity investment, which was $102 million as of December 31, 2017.

Other Equity Investments
Gladstone — Through a joint venture, NRG owns a 37.5% interest in Gladstone, a 1,613 MW coal-fueled power generation facility in Queensland, Australia. The power generation facility is managed by the joint venture participants and the facility is operated by NRG. Operating expenses incurred in connection with the operation of the facility are funded by each of the participants in proportion to their ownership interests. Coal is sourced from local mines in Queensland. NRG and the joint venture participants receive their respective share of revenues directly from the off takers in proportion to the ownership interests in the joint venture. Power generated by the facility is primarily sold to an adjacent aluminum smelter, with excess power sold to the Queensland Government owned utility under long term supply contracts. NRG's investment in Gladstone was $139 million as of December 31, 2017.
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases and wind facilities eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies. For one of the tax equity arrangements, the Company has a deficit restoration obligation equal to $110 million as of December 31, 2017, which would be required to be funded if the arrangement were to be dissolved.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	December 31, 2017	December 31, 2016
Current assets	$118	$87
Net property, plant and equipment	2,337	1,534
Other long-term assets	658	954
Total assets	3,113	2,575
Current liabilities	96	59
Long-term debt	661	442
Other long-term liabilities	209	183
Total liabilities	966	684
Redeemable noncontrolling interests	78	46
Noncontrolling interests	507	529
Net assets less noncontrolling interests	$1,562	$1,316

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
Dilutive effect for equity compensation and other equity instruments — The outstanding non-qualified stock options, non-vested restricted stock units, and market stock units are not considered outstanding for purposes of computing basic earnings/(loss) per share. However, these instruments are included in the denominator for purposes of computing diluted earnings/(loss) per share under the treasury stock method. The if-converted method was used to determine the dilutive effect of embedded derivatives in the Company's 2.822% Preferred Stock for the year ended December 31, 2015. During 2016, the Company repurchased 100% of the outstanding shares of its 2.822% preferred stock.
The reconciliation of NRG's basic earnings/(loss) per share to diluted earnings/(loss) per share is shown in the following table:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Basic and diluted loss per share attributable to NRG common stockholders
Net loss attributable to NRG Energy, Inc.	$(2,153)	$(774)	$(6,382)
Dividends for preferred shares	—	5	20
Gain on redemption of 2.822% redeemable perpetual preferred shares	—	(78)	—
Loss Available to Common Stockholders	$(2,153)	$(701)	$(6,402)
Weighted average number of common shares outstanding	317	316	329
Loss per weighted average common share — basic and diluted	$(6.79)	$(2.22)	$(19.46)
The following table summarizes NRG's outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company's diluted loss per share:

	Year Ended December 31,
	2017	2016	2015
	(In millions of shares)
Equity compensation	5	5	6
Embedded derivative of 2.822% redeemable perpetual preferred stock	—	—	16
Total	5	5	22

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
NRG Yield includes certain of the Company's contracted generation assets. During 2017, NRG Yield acquired several projects totaling 555 MW for cash consideration of approximately $245 million from NRG. These acquisitions were treated as a transfer of entities under common control and accordingly, the financial information for years ended December 31, 2017, 2016, and 2015 have been recast to reflect these changes.
On June 14, 2017, as described in Note 3, Discontinued Operations, Acquisitions and Dispositions, NRG deconsolidated GenOn for financial reporting purposes. The financial information for years ended December 31, 2017, 2016, and 2015 have been recast to present GenOn as discontinued operations within the corporate segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and capital for allocation, as well as net income/(loss) and net income/(loss) attributable to NRG Energy, Inc.
During the years ended December 31, 2017, 2016 and 2015, the Company had no customer which comprised more than 10% of the Company's consolidated revenues.

	For the Year Ended December 31, 2017
	Generation(a)	Retail (a)	Renewables(a)	NRG Yield(a)	Corporate(a)	Eliminations		Total
	(In millions)
Operating revenues(a)	$3,773	$6,380	$424	$1,009	$14	$(971)		$10,629
Operating expenses	3,300	5,372	211	348	220	(964)		8,487
Depreciation and amortization	377	117	196	334	32	—		1,056
Impairment losses	1,504	7	154	44	—	—		1,709
Development costs	13	2	45	—	7	—		67
Total operating cost and expenses	5,194	5,498	606	726	259	(964)		11,319
Other income - affiliate	—	—	—	—	87	—		87
Gain/(loss) on sale of assets	20	—	(5)	—	1	—		16
Operating (loss)/income	(1,401)	882	(187)	283	(157)	(7)		(587)
Equity in (losses)/earnings of unconsolidated affiliates	(14)	—	—	71	6	(32)		31
Impairment losses on investments	(74)	—	—	—	(5)	—		(79)
Other income, net	22	1	—	4	11	—		38
Loss on debt extinguishment	—	—	(1)	(3)	(49)	—		(53)
Interest expense	(29)	(6)	(98)	(306)	(451)	—		(890)
(Loss)/income from continuing operations before income taxes	(1,496)	877	(286)	49	(645)	(39)		(1,540)
Income tax expense/(benefit)	2	(9)	(20)	72	(37)	—		8
Net (loss)/income from continuing operations	$(1,498)	$886	$(266)	$(23)	$(608)	$(39)		$(1,548)
Loss from discontinued operations, net of income tax	—	—	—	—	(789)	—		$(789)
Net (Loss)/Income	(1,498)	886	(266)	(23)	(1,397)	(39)		(2,337)
Less: Net income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	2	(103)	(87)	(4)	8		(184)
Net (loss)/income attributable to NRG Energy, Inc.	$(1,498)	$884	$(163)	$64	$(1,393)	$(47)		$(2,153)

Balance sheet
Equity investments in affiliates	$179	$—	$4	$852	$3	$—		$1,038
Capital expenditures (b)	481	82	521	31	12	—		1,127
Goodwill	165	374	—	—	—	—		539
Total assets	$7,209	$2,630	$5,129	$8,283	$8,919	$(8,852)	—	$23,318

(a) Inter-segment sales and net derivative gains and losses included in operating revenues	$910	$5	$31	$—	$25	$—	$971
(b) Includes accruals.

	For the Year Ended December 31, 2016
	Generation(a)	Retail (a)	Renewables(a)	NRG Yield(a)	Corporate(a)	Eliminations	Total
	(In millions)
Operating revenues(a)	$3,833	$6,335	$406	$1,035	$77	$(1,174)	$10,512
Operating expenses	3,545	5,164	217	325	323	(1,178)	8,396
Depreciation and amortization	516	111	185	303	57	—	1,172
Impairment losses	430	1	54	185	32	—	702
Development costs	15	4	40	—	30	—	89
Total operating cost and expenses	4,506	5,280	496	813	442	(1,178)	10,359
Other income - affiliate	—	—	—	—	193	—	193
Loss on sale of assets	—	(1)	—	—	(79)		(80)
Operating (loss)/income	(673)	1,054	(90)	222	(251)	4	266
Equity in (losses)/earnings of unconsolidated affiliates	(5)	—	(58)	60	13	17	27
Impairment losses on investments	(142)	—	(105)	—	(21)	—	(268)
Other income, net	21	(6)	1	3	19	(4)	34
Loss on debt extinguishment	—	—	—	—	(142)	—	(142)
Interest expense	(26)	6	(98)	(284)	(495)	2	(895)
(Loss)/income from continuing operations before income taxes	(825)	1,054	(350)	1	(877)	19	(978)
Income tax (benefit)/expense	(1)	1	(20)	(1)	26	—	5
Net (loss)/income from continuing operations	(824)	1,053	(330)	2	(903)	19	(983)
Income from discontinued operations, net of income tax	—	—	—	—	92		92
Net (Loss)/Income	(824)	1,053	(330)	2	(811)	19	(891)
Less: Net (loss)/income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(2)	(13)	(54)	18	(66)	(117)
Net (loss)/income attributable to NRG Energy, Inc.	$(824)	$1,055	$(317)	$56	$(829)	$85	$(774)

Balance sheet
Equity investments in affiliates	$204	$—	$26	$886	$4	$—	$1,120
Capital expenditures(b)	522	12	330	23	110	—	997
Goodwill	276	374	12	—	—	—	662
Total assets	$13,514	$2,332	$4,921	$8,962	$11,891	$(10,938)	$30,682

(a) Inter-segment sales and net derivative gains and losses included in operating revenues	$1,033	$4	$24	$8	$105	$—	$1,174
(b) Includes accruals.

	For the Year Ended December 31, 2015
	Generation(a)	Retail(a)	Renewables(a)	NRG Yield(a)	Corporate(a)	Eliminations	Total
	(In millions)
Operating revenues(a)	$5,179	$6,913	$383	$968	$38	$(1,153)	$12,328
Operating expenses	4,198	6,138	187	338	502	(1,135)	10,228
Depreciation and amortization	693	132	176	303	47	—	1,351
Impairment losses	4,655	36	13	1	133	22	4,860
Development costs	26	4	61	—	63	—	154
Total operating costs and expenses	9,572	6,310	437	642	745	(1,113)	16,593
Other income - affiliate	—	—	—	—	193	—	193
Gain on postretirement benefits curtailment	21	—	—	—	—	—	21
Operating (loss)/income	(4,372)	603	(54)	326	(514)	(40)	(4,051)
Equity in earnings/(losses)of unconsolidated affiliates	10	—	(7)	31	—	2	36
Impairment losses on investments	(14)	—	—	—	(42)	—	(56)
Other income, net	18	(4)	3	3	13	(7)	26
Loss on sale of equity method investment	—	—	—	—	(14)	—	(14)
Loss on debt extinguishment	—	—	—	(9)	19	—	10
Interest expense	(25)	2	(79)	(267)	(574)	6	(937)
(Loss)/income from continuing operations before income taxes	(4,383)	601	(137)	84	(1,112)	(39)	(4,986)
Income tax expense/(benefit)	—	1	(18)	12	1,350	—	1,345
Net (loss)/income from continuing operations	$(4,383)	600	(119)	72	(2,462)	(39)	(6,331)
Loss from discontinued operations, net of income tax	—	—	—	—	(105)	—	(105)
Net (Loss)/Income	(4,383)	600	(119)	72	(2,567)	(39)	(6,436)
Less: Net income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	6	19	(37)	(42)	(54)
Net (loss)/income attributable to NRG Energy, Inc.	$(4,383)	$600	$(125)	$53	$(2,530)	$3	$(6,382)

(a) Inter-segment sales and net derivative gains and losses included in operating revenues	$896	$6	$31	$29	$191	$—	$1,153

Note 19 — Income Taxes
The income tax provision from continuing operations consisted of the following amounts:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
Current
State	$19	$6	$9
Total — current	19	6	9
Deferred
U.S. Federal	(6)	3	1,020
State	(7)	(6)	315
Foreign	2	2	1
Total — deferred	(11)	(1)	1,336
Total income tax expense	$8	$5	$1,345
Effective tax rate	(0.5)%	(0.5)%	(27.0)%
The following represents the domestic and foreign components of loss before income tax expense:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
U.S.	$(1,557)	$(989)	$(4,997)
Foreign	17	11	11
Total	$(1,540)	$(978)	$(4,986)
A reconciliation of the U.S. federal statutory rate of 35% to NRG's effective rate is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
Loss before income taxes	$(1,540)	$(978)	$(4,986)
Tax at 35%	(539)	(342)	(1,745)
State taxes	19	—	(215)
Foreign operations	2	10	1
Federal and state tax credits, excluding PTCs	—	—	(5)
Tax Act - corporate income tax rate change	733	—	—
Valuation allowance due to corporate income tax rate change	(660)	—	—
Valuation allowance - current period activities	482	398	3,023
Impact of non-taxable equity earnings	(5)	22	(10)
Book goodwill impairment	30	—	340
Net interest accrued on uncertain tax positions	—	1	(3)
Production tax credits	(20)	(26)	(33)
Recognition of uncertain tax benefits	(5)	2	(15)
Tax expense attributable to consolidated partnerships	4	(1)	12
State rate change including true-up to current period activity	18	(59)	(7)
AMT refundable credit	(64)	—	—
Other	13	—	2
Income tax expense	$8	$5	$1,345
Effective income tax rate	(0.5)%	(0.5)%	(27.0)%

For the year ended December 31, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to tax expense recorded from the revaluation of the existing net deferred tax asset and state taxes, partially offset by the change in valuation allowance, establishing the AMT credit receivable and the generation of PTC’s from various wind facilities. The tax expense recorded for revaluation of the net deferred tax asset is required to reflect the reduction in the corporate income tax rate from 35% to 21% in accordance with the Tax Cuts and Jobs Act of 2017, or the Tax Act.
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
 The temporary differences, which gave rise to the Company's deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Deferred tax liabilities:
Emissions allowances	$15	$31
Derivatives, net	15	—
Cumulative translation adjustments	—	11
Investment in projects	231	378
Discount/premium on notes	2	5
Deferred financing costs	2	2
Discontinued operations	—	6
Total deferred tax liabilities	265	433
Deferred tax assets:
Deferred compensation, accrued vacation and other reserves	141	256
Difference between book and tax basis of property	596	530
Goodwill	38	83
Differences between book and tax basis of contracts	68	60
Pension and other postretirement benefits	74	122
Equity compensation	10	11
Bad debt reserve	14	12
U.S. capital loss carryforwards	1	1
U.S. Federal net operating loss carryforwards	596	728
Foreign net operating loss carryforwards	66	63
State net operating loss carryforwards	140	106
Foreign capital loss carryforwards	1	1
Federal and state tax credit carryforwards	376	446
Federal benefit on state uncertain tax positions	7	12
Intangibles amortization (excluding goodwill)	101	115
Derivatives, net	—	106
Inventory obsolescence	12	5
Other	—	7
Discontinued operations	—	2,093
Total deferred tax assets	2,241	4,757
Valuation allowance	(1,863)	(2,032)
Discontinued operations	—	(2,087)
Total deferred tax assets, net of valuation allowance	378	638
Net deferred tax asset	$113	$205

The following table summarizes NRG's net deferred tax position:

	As of December 31,
	2017	2016
	(In millions)
Net deferred tax asset — noncurrent	$134	$225
Net deferred tax liability — noncurrent	(21)	(20)
Net deferred tax asset	$113	$205
The primary driver for the decrease in the net deferred tax asset from $205 million to $113 million is the revaluation of the ending balance utilizing a 21% corporate income tax rate instead of a 35% corporate income tax rate pursuant to the Tax Act as of December 22, 2017. NRG Energy, Inc.’s revaluation is completely offset by its valuation allowance. Since NRG Yield, Inc. does not have a valuation allowance against its net deferred tax asset, its ending balance remains at December 31, 2017. Additionally, due to GenOn's petition for bankruptcy on June 14, 2017, its inventory of deferreds is reclassed to discontinued operations for the year ended December 31, 2016 and is completely deconsolidated for the year ended December 31, 2017.
Deferred tax assets and valuation allowance
        Net deferred tax balance — As of December 31, 2017 and 2016, NRG recorded a net deferred tax asset of $1.9 billion and $2.2 billion, respectively. The Company believes the federal and certain state net deferred tax assets may not be realizable under a “more likely than not” measurement and as such, a valuation allowance has been recorded to reduce the asset accordingly. The Company assesses cumulative and forecasted pretax book earnings and the future reversal of existing taxable temporary differences, including the potential impacts of the recently enacted Tax Act. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company may recognize provisional amounts for the effect of the changes related to the Tax Act. Consistent with that guidance, the Company recognized provisional amounts based upon our interpretation of the tax laws and estimates which require significant judgments.
Based on the Company's assessment of positive and negative evidence, including available tax planning strategies, NRG believes that it is more likely than not that a benefit will not be realized on $1.8 billion and $2.0 billion of tax assets as of December 31, 2017, and 2016, respectively, thus a valuation allowance has been recorded. The net deferred tax asset of $113 million is predominantly due to the inclusion of NRG Yield Inc.'s net deferred tax asset consisting primarily of net operating losses.
NOL carryforwards — At December 31, 2017, the Company had tax effected cumulative domestic NOLs consisting of carryforwards for federal income tax purposes of $596 million and state of $140 million. The Company estimates it will need to generate future taxable income to fully realize the net federal deferred tax asset before expiration commencing in 2026. In addition, NRG has cumulative foreign NOL carryforwards of $66 million with no expiration date.
        Valuation allowance — As of December 31, 2017, the Company's tax effected valuation allowance was $1.8 billion, consisting of domestic federal net deferred tax assets of approximately $1.5 billion, domestic state net deferred tax assets of $267 million, foreign net operating loss carryforwards of $66 million and foreign capital loss carryforwards of approximately $1 million. Based upon the assessment of cumulative and forecasted pretax book earnings, and the future reversal of existing taxable temporary differences, it was determined that a valuation allowance was required to be recorded during the year.
Taxes Receivable and Payable
As of December 31, 2017, NRG recorded a current tax payable of $7 million that represents a tax liability due for state income taxes. NRG has a tax receivable of $1 million, comprised of refunds due from state income tax estimated payments and return filings for 2017 and 2016, respectively.
Uncertain tax benefits
NRG has identified uncertain tax benefits whose after-tax value is $30 million for which, as of December 31, 2017 and 2016, NRG has recorded a non-current tax liability of $33 million and $37 million, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. During the year ended December 31, 2017, the Company recognized an expense of $1 million in interest. As of December 31, 2017 and 2016, NRG had cumulative interest and penalties related to these uncertain tax benefits of $3 million and $4 million, respectively.
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
The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2017	2016
	(In millions)
Balance as of January 1	$34	$32
Increase due to current year positions	4	8
Decrease due to prior year positions	(8)	—
Decrease due to settlements and payments	—	(6)
Uncertain tax benefits as of December 31	$30	$34
Note 20 — Stock-Based Compensation
NRG Energy, Inc. Long-Term Incentive Plan
On April 27, 2017, the NRG LTIP was amended to increase the number of shares available for issuance by 3,000,000. As of December 31, 2017 and 2016, a total of 25,000,000 and 22,000,000 shares of NRG common stock were authorized for issuance under the NRG LTIP, respectively. There were 8,724,595 and 7,487,058 shares of common stock remaining available for grants under the NRG LTIP as of December 31, 2017 and 2016, respectively. The NRG LTIP is subject to adjustments in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, and a combination of shares, merger or similar change in NRG's structure or outstanding shares of common stock.
Upon adoption of the amended NRG LTIP effective April 27, 2017, no shares of NRG common stock remain available for future issuance under the NRG GenOn LTIP as of December 31, 2017. There were 5,558,390 shares of NRG common stock authorized for issuance under the NRG GenOn LTIP as of December 31, 2016. As of December 31, 2017 and 2016, there were 1,369,880 and 960,904 shares of common stock remaining available for grants under the NRG GenOn LTIP, respectively.
Non-Qualified Stock Options
NQSOs granted under the NRG LTIP and the NRG GenOn LTIP typically have three-year graded vesting schedules beginning on the grant date and become exercisable at the end of the requisite service period. NRG recognizes compensation costs for NQSOs over the requisite service period for the entire award. The maximum contractual term is 10 years for NRG's outstanding NQSOs. No NQSOs were granted in 2017, 2016 or 2015.
The following table summarizes the Company's NQSO activity and changes during the year:

	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Outstanding at December 31, 2016	1,522,919	$25.03	3	$—
Forfeited	(50,001)	29.35
Exercised	(187,060)	20.71
Outstanding at December 31, 2017	1,285,858	25.49	3	6
Exercisable at December 31, 2017	1,285,858	25.49	3	6
(a) As of December 31, 2017, 51,207 NQSOs granted to employees of GenOn remain outstanding and exercisable.
The following table summarizes the total intrinsic value of options exercised and the cash received from the exercises of options:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Total intrinsic value of options exercised	$1	$—	$2
Cash received from options exercised	4	—	9
There were no options exercised during the year ended December 31, 2016.

Restricted Stock Units
As of December 31, 2017, RSUs granted under the Company's LTIPs typically have three-year graded vesting schedules beginning on the grant date. Fair value of the RSUs is based on the closing price of NRG common stock on the date of grant. The following table summarizes the Company's non-vested RSU awards and changes during the year:

	Units(a)	Weighted Average Grant-Date Fair Value per Unit
Non-vested at December 31, 2016	1,980,141	$19.29
Granted	1,247,075	12.44
Forfeited	(176,132)	14.98
Vested	(673,271)	23.65
Non-vested at December 31, 2017	2,377,813	14.63
(a) As of December 31, 2017, 20,822 RSUs granted to GenOn employees remain outstanding.
The total fair value of RSUs vested during the years ended December 31, 2017, 2016, and 2015, was $19 million, $11 million and $10 million, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2017, 2016, and 2015 was $12.44, $11.54, and $27.31, respectively.
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
The following table summarizes the Company's outstanding DSU awards and changes during the year:

	Units(a)	Weighted Average Grant-Date Fair Value per Unit
Outstanding at December 31, 2016	453,674	$21.54
Granted	120,251	16.76
Converted to Common Stock	(146,777)	17.62
Outstanding at December 31, 2017	427,148	21.54
(a) There were no DSUs granted to GenOn employees and outstanding as of December 31, 2017.
The aggregate intrinsic values for DSUs outstanding as of December 31, 2017, 2016, and 2015 were approximately $12 million, $6 million, and $5 million, respectively. The aggregate intrinsic values for DSUs converted to common stock for the years ended December 31, 2017, 2016, and 2015 were $4 million, $1 million, and less than a million, respectively. The weighted average grant date fair value of DSUs granted during the years ended December 31, 2017, 2016, and 2015 was $16.76, $16.85 and $25.14, respectively.
Performance Stock Units
PSUs entitle the recipient to stock upon vesting. The amount of the award is subject to the Company's achievement of certain performance measures over the vesting period. As of December 31, 2017, non-vested PSUs consist of Market Stock Units, or MSUs, and Relative Performance Stock Units, or RPSUs.
Relative Performance Stock Units — RPSUs are restricted grants where the quantity of shares increases and decreases alongside the Company's Total Shareholder Return, or TSR, relative to the TSR of the Company’s current proxy peer group and the total returns of select indexes, or Peer Group. Each RPSU represents the potential to receive NRG common stock after the completion of the performance period, typically three years of service from the date of grant. The number of shares of NRG common stock to be paid (if any) as of the vesting date for each RPSU will depend on the Company’s percentile rank within the Peer Group. The number of shares of common stock to be paid as of the vesting date for each RPSU is linearly interpolated for TSR performance between the following points: (i) 0% if ranked below the 25th percentile; (ii) 25% if ranked at the 25th percentile; (iii) 100% if ranked at the 55th percentile (or the 65th percentile if the Company’s absolute TSR is less than negative 15%); and (iv) 200% if ranked at the 75th percentile or above. The value of the common stock on the date of grant is based on the closing price of NRG common stock on the date of grant.

Market Stock Units — MSUs are restricted grants where the quantity of shares increases and decreases alongside the Company's TSR. Each MSU represents the potential to receive NRG common stock after the completion of the performance period, typically three years of service from the date of grant. The number of shares of common stock to be paid as of the vesting date for each MSU is : (i) zero shares, if the TSR has decreased by more than 25% over the performance period, (ii) three-quarters of one share, if the TSR has decreased by 25% over the performance period; (iii) interpolated between three-quarters of one share and one share, if the TSR has decreased less than 25% over the performance period; (iv) one share, if there is no change in TSR over the performance period; (v) interpolated between one share and two shares, if TSR increases less than 100% during the performance period; and (vi) two shares, if the TSR increases 100% over the performance period. The value of the common stock on the date of grant is based on the closing price of NRG common stock on the date of grant. The Company last granted MSUs during the year ended December 31, 2016.
The following table summarizes the Company's non-vested PSU awards and changes during the year:

	Units(a)	Weighted Average Grant-Date Fair Value per Unit
Non-vested at December 31, 2016	1,282,588	$21.47
Granted	738,830	15.91
Forfeited	(162,597)	31.85
Non-vested at December 31, 2017	1,858,821	18.27
(a) There were no PSUs granted to GenOn employees and outstanding as of December 31, 2017.
The weighted average grant date fair value of PSUs granted during the years ended December 31, 2017, 2016 and 2015, was $15.91, $14.73 and $26.68, respectively.
The fair value of PSUs is estimated on the date of grant using a Monte Carlo simulation model and expensed over the service period, which equals the vesting period. Significant assumptions used in the fair value model with respect to the Company's PSUs are summarized below:

	2017	2016
	RPSUs	MSUs
Expected volatility	43.96%	34.33%
Expected term (in years)	3	3
Risk free rate	1.5%	1.31%
For the years ended December 31, 2017 and 2016, expected volatility is calculated based on NRG's historical stock price volatility data over the period commensurate with the expected term of the PSU, which equals the vesting period.

Supplemental Information
The following table summarizes NRG's total compensation expense recognized for the years presented as well as total non-vested compensation costs not yet recognized and the period over which this expense is expected to be recognized as of December 31, 2017, for each of the types of awards issued under the LTIPs. Minimum tax withholdings of $5 million, $5 million, and $21 million for the years ended December 31, 2017, 2016, and 2015, respectively, are reflected as a reduction to additional paid-in capital on the Company's consolidated balance sheet and are reflected as operating activities on the Company's consolidated statement of cash flows.

				Non-vested Compensation Cost
	Compensation Expense			Unrecognized Total Cost	Weighted Average Recognition Period Remaining (In years)
	Year Ended December 31,			As of December 31,
Award	2017	2016	2015	2017	2017
	(In millions, except weighted average data)
NQSOs(a)	$—	$—	$—	$—	—
RSUs	17	13	22	13	1.37
DSUs	2	2	2	—	—
MSUs	6	3	16	4	0.82
RPSUs	4	—	—	6	1.99
PRSUs(b)	15	5	—	14	1.51
Total(c)	$44	$23	$40	$37
Tax detriment recognized	$(5)	$(4)	$(12)
(a) All NQSOs granted under the Company's LTIP were fully vested as of December 31, 2017, 2016, and 2015.
(b) Phantom Restricted Stock Units, PRSUs, are liability-classified time-based awards that typically vest ratably over a three-year period. The amount to be paid upon vesting is based on NRG's closing stock price for the period.
(c) Does not include GenOn compensation expense incurred prior to the deconsolidation of GenOn on June 14, 2017, of approximately $1 million for each of the years ended December 31, 2017, 2016, and 2015, which is recorded in loss from discontinued operations in the Company's consolidated statement of operations.
Note 21 — Related Party Transactions
The following table summarizes NRG's material related party transactions with third party affiliates that are included in the Company's operating revenues, operating costs and other income and expense:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Revenues from Related Parties Included in Operating Revenues
Gladstone	$3	$2	$4
GenConn	5	5	4
Total	$8	$7	$8
Gladstone — NRG provides services to Gladstone, an equity method investment, under an operations and maintenance agreement. Fees for services under this contract primarily include recovery of NRG's costs of operating the plant as approved in the annual budget, as well as a base monthly fee.
GenConn — NRG provides services to GenConn under operations and maintenance agreements with GenConn Devon and GenConn Middletown that began in June 2010 and June 2011, respectively.

Services Agreement and Transition Services Agreement with GenOn
The Company provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with GenOn, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged was determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement were approximately $193 million and management has concluded that this method of charging overhead costs is reasonable. As described in Note 3, Discontinued Operations, Acquisitions and Dispositions, in connection with the Restructuring Support Agreement, NRG agreed to provide shared services to GenOn under the Services Agreement for an adjusted annualized fee of $84 million. Beginning on June 14, 2017, and through December 2017, NRG recorded amounts earned for shared services of approximately $5 million per month.
In December 2017, in conjunction with the confirmation of the GenOn Entities' plan of reorganization, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG will continue to provide the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments, until June 30, 2018, which may be extended by GenOn through September 30, 2018. NRG may provide additional separation services that are necessary for or reasonably related to the operation of GenOn's business after such date, subject to NRG's prior written consent, not to be unreasonably withheld. For the year ended December 31, 2017, NRG recorded other income - affiliate related to these services of $87 million prior to the Chapter 11 Filing and $42 million against selling, general and administrative expenses post-Chapter 11 Filing. For the year ended December 31, 2016, NRG recorded other income - affiliate related to these services of $193 million.
Also in December 2017, NRG provided GenOn with a $3.5 million credit for services provided under the transition services agreement and began recording amounts earned of approximately $7 million per month. NRG has also agreed to provide GenOn with a $28 million credit against amounts owed to NRG under the transition services agreement. The credit is intended to reimburse GenOn for its payment of financing costs. Any unused amount can be paid in cash at GenOn's request, subject to the terms and conditions of the transition services agreement.
See Note 3, Discontinued Operations, Acquisitions and Dispositions, for further discussion regarding the December 2017 agreed upon changes to the Restructuring Support Agreement and transition services agreement, based on which NRG recorded a reserve of $12 million against affiliate receivable balances as of December 31, 2017.
Credit Agreement with GenOn
NRG and GenOn are party to a secured intercompany revolving credit agreement.  The intercompany revolving credit agreement provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At December 31, 2017 and December 31, 2016, $92 million and $272 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Additionally, as of December 31, 2017, there were $125 million of loans outstanding under the intercompany secured revolving credit facility. As of December 31, 2016, no loans were outstanding under this intercompany secured revolving credit facility. In addition, the intercompany secured revolving credit facility contains customary covenants and events of default. As of December 31, 2017, GenOn was in default under the secured intercompany revolving credit agreement due to the filing of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn. In addition, NRG agreed to provide GenOn with a letter of credit facility during the pendency of the Chapter 11 Cases, which could be utilized for required letters of credit in lieu of the intercompany secured revolving credit facility. The letter of credit facility provided availability of up to $330 million less amounts borrowed and letters of credit provided are required to be cash collateralized at 103% of the letter of credit amount. On July 27, 2017, this letter of credit facility was terminated as GenOn has obtained a separate letter of credit facility with a third party financial institution. Effective with completion of the reorganization, GenOn must repay NRG for all revolving loans outstanding, with such amount to be netted against the settlement payment owed from NRG to GenOn. Accordingly, the affiliate receivable is recorded net within accrued expenses and other current liabilities - affiliate on the consolidated balance sheet as of December 31, 2017. Interest continues to accrue during the pendency of the Chapter 11 Cases and borrowings remain secured obligations.

Commercial Operations Agreement
NRG Power Marketing LLC has entered into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of December 31, 2017, derivative assets and liabilities associated with these transactions are recorded within NRG's derivative instruments balances on the consolidated balance sheet, with related revenues and costs within operating revenues and cost of operations, respectively. Additionally, as of December 31, 2017 and December 31, 2016, the Company had $32 million and $79 million, respectively, of cash collateral posted in support of energy risk management activities by GenOn.
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
Future minimum lease commitments under the Powerton and Joliet operating leases for the years ending after December 31, 2017 are as follows:

Period	(In millions)
2018	$1
2019	1
2020	1
2021	3
2022	6
Thereafter	228
Total	$240
Other Operating Leases
NRG leases certain Company facilities and equipment under operating leases, some of which include escalation clauses, expiring on various dates through 2041. NRG also has certain tolling arrangements to purchase power, which qualify as operating leases. Certain operating lease agreements include provisions such as scheduled rent increases, leasehold incentives, and rent concessions over their lease term. The Company recognizes the effects of these scheduled rent increases, leasehold incentives, and rent concessions on a straight-line basis over the lease term unless another systematic and rational allocation basis is more representative of the time pattern in which the leased property is physically employed. Lease expense under operating leases was $81 million, $96 million, and $97 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Future minimum lease commitments under operating leases for the years ending after December 31, 2017 are as follows:

Period	(In millions)
2018	$78
2019	80
2020	75
2021	65
2022	64
Thereafter	479
Total (a)	$841
(a) Amounts in the table exclude future sublease income of $49 million associated with long-term leases for office locations.

Coal, Gas and Transportation Commitments
NRG has entered into long-term contractual arrangements to procure fuel and transportation services for the Company's generation assets and for the years ended December 31, 2017, 2016, and 2015, the Company purchased $1.2 billion, $1.2 billion, and $1.8 billion, respectively, under such arrangements.
As of December 31, 2017, the Company's commitments under such outstanding agreements are as follows:

Period	(In millions)
2018	$527
2019	188
2020	150
2021	112
2022	103
Thereafter	296
Total	$1,376
Purchased Power Commitments
NRG has purchased power contracts of various quantities and durations that are not classified as derivative assets and liabilities and do not qualify as operating leases. These contracts are not included in the consolidated balance sheet as of December 31, 2017. Minimum purchase commitment obligations are as follows as of December 31, 2017:

Period	(In millions)
2018	$21
2019	14
2020	12
2021	11
2022	10
Thereafter	—
Total (a)	$68

(a)	As of December 31, 2017, the maximum remaining term under any individual purchased power contract is five years.
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn and EME (including Midwest Generation) acquisitions, assets held by NRG Yield, Inc. and NRG's assets that have project-level financing, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of December 31, 2017, hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
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
Following the trial court ruling, the Government Plaintiffs appealed the trial court’s dismissals of their PSD claims, including the dismissal of nine of the ten PSD claims against Midwest Generation and of the PSD claims against the other defendants. Those PSD claim dismissals were affirmed by the U.S. Court of Appeals for the Seventh Circuit in July 2013. In addition, in 2012, all but one of the environmental groups that had intervened in the case dismissed their claims without prejudice. As a result, only one environmental group remains a plaintiff intervenor in the case. In February 2018, the parties agreed in principal to settle the matter. After the settlement agreement is signed by all parties (which the Company expects to occur in March 2018) and approved by the court, Midwest Generation will be required to (x) pay $500,000 to each of the State of Illinois and the Federal Government and (y) make and maintain certain operational improvements.
Telephone Consumer Protection Act Purported Class Actions — Three purported class action lawsuits have been filed against NRG Residential Solar Solutions, LLC —one in California and two in New Jersey.  The plaintiffs generally allege misrepresentation by the call agents and violations of the TCPA, claiming that the defendants engaged in a telemarketing campaign placing unsolicited calls to individuals on the “Do Not Call List.” The plaintiffs seek statutory damages of up to $1,500 per plaintiff, actual damages and equitable relief. On June 22, 2017, plaintiffs in the California case filed a motion for leave to file a second amended complaint to substitute new plaintiffs. Defendants filed an opposition to this motion on June 26, 2017. The court granted plaintiffs' motion to substitute new plaintiffs and on August 1, 2017, defendants filed an answer to the second amended complaint. On August 31, 2017, the court in the California case agreed that the litigation should be stayed pending final court approval of the New Jersey settlement. On July 12, 2017, the parties in the New Jersey action reached an agreement in principle to resolve the class allegations which was confirmed by a term sheet signed by the parties on July 28, 2017. On September 27, 2017, plaintiffs in the New Jersey case filed their motion for preliminary approval of the class settlement which was approved by the court on November 17, 2017. On February 20, 2018 at the close of the objection deadline, two objections were filed to the Dobkin class settlement.

California Department of Water Resources and San Diego Gas & Electric Company v. Sunrise Power Company LLC — On January 29, 2016, CDWR and SDG&E filed a lawsuit against Sunrise Power Company, along with NRG and Chevron Power Corporation.  In June 2001, CDWR and Sunrise entered into a 10-year PPA under which Sunrise would construct and operate a generating facility and provide power to CDWR.  At the time the PPA was entered into, Sunrise had a transportation services agreement, or TSA, to purchase natural gas from Kern River through April 30, 2018.  In August 2003, CDWR entered into an agreement with Sunrise and Kern River in which CDWR accepted assignment of the TSA through the term of the PPA.  After the PPA expired, Kern River demanded that any reassignment be to a party which met certain creditworthiness standards which Sunrise did not.  As such, the plaintiffs brought this lawsuit against the defendants alleging breach of contract, breach of covenant of good faith and fair dealing and improper distributions.  Plaintiffs generally claim damages of $1.2 million per month for the remaining 70 months of the TSA. On April 20, 2016, the defendants filed objections in response to the plaintiffs' complaint. The objections were granted on June 14, 2016; however, the plaintiffs were allowed to file amended complaints on July 1, 2016. On July 27, 2016, defendants filed objections to the amended complaints. On November 18, 2016, the court sustained the objections and allowed plaintiffs another opportunity to file a second amended lawsuit which they did on January 13, 2017. On April 21, 2017, the court issued an order sustaining the objections without leave to amend. On July 14, 2017, CDWR filed a notice of appeal. On January 10, 2018, CDWR filed its appellate brief.
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The Defendants filed objections and a motion challenging jurisdiction on October 18, 2016. On December 1, 2017, the parties agreed to a stipulation which provides the plaintiffs' opposition is due on March 6, 2018 and defendants' reply is due on May 4, 2018.
Ahmed v. NRG Energy, Inc. and the NRG Yield Board of Directors — On September 15, 2016, plaintiffs filed a putative class action lawsuit against NRG Energy, Inc., the directors of NRG Yield, Inc., and other parties in the Delaware Chancery Court. The complaint alleges that the defendants breached their respective fiduciary duties with regard to the recapitalization of NRG Yield, Inc. common stock in 2015. The plaintiffs generally seek economic damages, attorney’s fees and injunctive relief. The defendants filed a motion to dismiss the lawsuit on December 21, 2016. Plaintiffs filed their objection to the motion to dismiss on February 15, 2017. The defendants' reply was filed on March 24, 2017. The court heard oral argument on defendants' motion to dismiss on June 20, 2017. On September 7, 2017, the court requested additional briefing which the parties provided on September 21, 2017. On December 11, 2017, the court dismissed the lawsuit with prejudice, thereby ending the case.
Griffoul v. NRG Residential Solar Solutions — On February 28, 2017, plaintiffs, consisting of New Jersey residential solar customers, filed a purported class action lawsuit in New Jersey state court.  Plaintiffs allege violations of the New Jersey Consumer Fraud Action and Truth-in-Consumer Contracts, Warranty and Notice Act with regard to certain provisions of their residential solar contracts.  The plaintiffs seek damages and injunctive relief as to the proper allocation of the solar renewable energy credits. On June 6, 2017, the defendants filed a motion to compel arbitration or dismiss the lawsuit. Plaintiffs filed their opposition on June 29, 2017. On July 14, 2017, the court denied NRG's motion to compel arbitration or dismiss the case. On July 25, 2017, NRG filed a motion for reconsideration of the appeal, which the court denied. On August 22, 2017, NRG filed a notice of appeal. The appeal is fully briefed and scheduled for argument on April 24, 2018.
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
Washington-St. Tammany and Claiborne Electric Cooperative v. LaGen — On June 28, 2017, plaintiffs Washington-St. Tammany Electric Cooperative, Inc. and Claiborne Electric Cooperative, Inc. filed a lawsuit against Louisiana Generating, L.L.C., or LaGen, in the United States District Court for the Middle District of Louisiana. The plaintiffs claim breach of contract against LaGen for allegedly improperly charging the plaintiffs for costs related to the installation and maintenance of certain pollution control technology. Plaintiffs seek damages for the alleged improper charges and a declaration as to which charges are proper under the contract. On September 14, 2017, the court issued a scheduling order setting this case for trial on October 21, 2019. LaGen filed a motion for a more definite statement on September 18, 2017 which the court denied on November 2, 2017. LaGen filed its answer and affirmative defenses on November 17, 2017.

GenOn Chapter 11 Cases — On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under the Restructuring Support Agreement to which the GenOn Entities, NRG and certain of GenOn's and GenOn Americas Generation's senior unsecured noteholders are parties, each of them supported the Bankruptcy Court's approval of the plan of reorganization. GenOn has a customary "fiduciary out" under the Restructuring Support Agreement. If the plan of reorganization is not consummated, NRG may not be entitled to the benefits of the Settlement Agreement provided under the Restructuring Support Agreement and it will remain subject to any claims of GenOn and the noteholders, including claims relating to or arising out of any shared services and any other relationships or transactions between the companies. See Note 3, Discontinued Operations, Dispositions and Acquisitions, for additional information related to the Chapter 11 Cases.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc. 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to the Services Agreement between NRG and GenOn. Plaintiffs generally seek return of all monies paid under the Services Agreement and any other damages that the court deems appropriate. On February 3, 2017, the court entered an order approving a Standstill Agreement whereby the parties agreed to suspend all deadlines in the case until March 1, 2017.  The Standstill Agreement terminated on March 1, 2017. On April 30, 2017, the Noteholders filed an amended complaint that asserts (i) additional fraudulent transfer claims in relation to GenOn’s sale of the Marsh Landing project to NRG Yield LLC, (ii) alleged breaches of fiduciary duty by certain current and former officers and directors of GenOn in relation to the Services Agreement and the alleged usurpation of corporate opportunities concerning the Mandalay and Canal projects and (iii) claims against NRG for allegedly aiding and abetting such claimed breaches of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs, among other things, generally seek return of all monies paid under the services agreement and any other damages that the court deems appropriate. On December 14, 2017, a settlement agreement was executed between GenOn and NRG which should ultimately resolve this lawsuit.
Morgantown v. GenOn Mid-Atlantic — On June 8, 2017, Morgantown and Dickerson Owner Lessors filed a lawsuit against GenOn Mid-Atlantic, LLC, NRG North America LLC, GenOn Americas Generation, LLC, NRG Americas, Inc., GenOn Energy Holdings, Inc., GenOn Energy, Inc., and NRG Energy, Inc. in New York State Supreme Court. The plaintiffs allege that they were overcharged by defendants for certain services outlined in a Services Agreement and that defendants caused a Qualified Credit Support portion of a Participation Agreement, or QCS Agreement, to be violated by causing the transfer of certain money outside the allowable confines set forth in the QCS Agreement. In addition, plaintiffs claim that the transfers were unfairly executed and done so in an effort to defraud plaintiffs and hinder their ability to continue to do business. As such, plaintiffs seek, among other things, the return of certain transferred funds and service charges paid and to bar defendants from executing additional transfers on plaintiffs’ behalf. On November 7, 2017, the Bankruptcy Court issued an order estimating the claims to be valued at $0. On December 14, 2017, a settlement agreement was executed between GenOn and NRG which should ultimately resolve this lawsuit.
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

GenOn Related Contingencies
Actions Pursued by MC Asset Recovery — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery seeks to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017. The bankruptcy court is scheduled to hear a Motion for a Final Decree in the Mirant bankruptcy on April 11, 2018.
Natural Gas Litigation — GenOn is party to several lawsuits, certain of which are class action lawsuits, in state and federal courts in Kansas, Missouri, Nevada and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit's decision and the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings. On March 7, 2016, class plaintiffs filed their motions for class certification. Defendants filed their briefs in opposition to class plaintiffs' motions for class certification on June 24, 2016. On March 30, 2017, the court denied the plaintiffs' motions for class certification. On April 13, 2017, the plaintiffs petitioned the Ninth Circuit for interlocutory review of the court’s order denying class certification. On June 13, 2017, the Ninth Circuit granted plaintiffs' petition for interlocutory review. On November 22, 2017, plaintiffs filed their appellate brief. On January 22, 2018, the defendants filed their opposition brief.
In May 2016 in one of the Kansas cases, the U.S. District Court for the District of Nevada granted the defendants' motion for summary judgment. Subsequently in December 2016, the plaintiffs filed a notice of appeal with the Ninth Circuit. The appeal has been fully briefed by the parties and was argued on February 16, 2018. GenOn has agreed to indemnify CenterPoint against certain losses relating to these lawsuits.
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

Natixis v. GenOn Mid-Atlantic — On February 16, 2018, Natixis Funding Corp. and Natixis, New York Branch filed a complaint in the Supreme Court of the State of New York against GenOn Mid-Atlantic, the owner lessors under GenOn Mid-Atlantic’s operating leases of the Dickerson and Morgantown coal generation units, and the lease indenture trustee under those leases.  The plaintiffs’ allegations against GenOn Mid-Atlantic relate to a payment agreement between GenOn Mid-Atlantic and Natixis Funding Corp. to procure credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson.  Plaintiffs seek approximately $34 million in damages arising from GenOn Mid-Atlantic’s purported breach of certain warranties in the payment agreement.
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
National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to nuclear plants in Illinois that would otherwise retire. Pursuant to the legislation, the Illinois Power Agency, or IPA, conducts a competitive solicitation to procure ZECs, although both the Governor of Illinois and Exelon have already announced that the ZECs will be awarded to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, NRG, along with other companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. Another plaintiff group filed a similar complaint on the same day. Subsequently, on March 31, 2017, NRG, along with other companies, filed a motion for preliminary injunction. On April 10, 2017, Exelon, as an intervenor defendant, and State defendants filed motions to dismiss. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. Briefing is complete. Oral argument was held on January 3, 2018, with supplemental briefs filed on January 26, 2018. On February 21, 2018, the Seventh Circuit invited the U.S. to file an amicus brief in the proceeding.
Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, NRG, along with other companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On March 29, 2017, the U.S. District Court heard oral arguments on a motion to dismiss filed by defendants. On July 25, 2017, the defendants' motions to dismiss were granted. On August 24, 2017, NRG, along with other plaintiff companies, filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. Briefing is complete. Oral argument has been noticed for March 12, 2018.
Department of Energy's Proposed Grid Resiliency Pricing Rule — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, NRG filed comments encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new rulemaking asking each ISO/RTO to address specific questions focused on grid resilience.

East/West
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties.  NRG disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County filed an appeal, and on February 2, 2017, the Montgomery County Circuit Court affirmed the decision of the tax court. On February 17, 2017, Montgomery County filed an appeal to the Court of Special Appeals of Maryland. On February 1, 2018, the court heard oral arguments.
California Station Power — As the result of unfavorable final and non-appealable litigation, the Company has accrued a liability associated with consumption of station power at three of the Company’s power plants in California, after August 30, 2010.  In December 2017, subsidiaries of the Company entered into settlements with SCE for the liabilities associated with the Company's El Segundo and Long Beach facilities.  The Company has established an appropriate reserve pending potential regulatory action by SDG&E regarding Encina.
Puente Power Project — On October 5, 2017, the California Energy Commission, or CEC, the agency responsible for permitting the Puente Power Project, issued a statement on behalf of the committee of two Commissioners overseeing the permitting process stating their intention to issue a proposed decision that would deny a permit for the Puente Power Project. On October 16, 2017, NRG filed a motion to suspend the permitting proceeding for at least six months, which was granted on November 3, 2017. During the six month suspension period, which could conceivably be extended, NRG will evaluate the progress of a procurement process initiated by SCE to replace the Puente Power Project.
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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. On September 13, 2017, the EPA granted the petition for reconsideration that the Utility Solid Waste Activities Group filed in May 2017. The Company has evaluated the impact of the new rule on the Company's consolidated financial position, results of operations, or cash flows and has accrued its environmental and asset retirement obligations under the rule based on current estimates as of December 31, 2017.
East/West Region
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
Burton Island Old Ash Landfill — In January 2006, NRG's Indian River Power LLC was notified that it may be a potentially responsible party with respect to Burton Island Old Ash Landfill, a historic captive landfill located at the Indian River facility. On October 1, 2007, NRG signed an agreement with DNREC to investigate the site through the Voluntary Clean-up Program, or the VCP. On February 4, 2008, DNREC issued findings that no further action was required in relation to surface water and that a previously planned shoreline stabilization project would satisfactorily address shoreline erosion. The landfill itself required a Remedial Investigation and Feasibility Study to determine the type and scope of any additional required work. DNREC approved the Feasibility Study in December 2012. In January 2013, DNREC proposed a remediation plan based on the Feasibility Study. The remediation plan was approved in October 2013. In December 2015, DNREC approved the Company's remediation design, the Company's Closure Report and the Company's Long Term Stewardship Plan. In the second quarter of 2017, the Company completed the remediation requirements in the remediation plan. The cost of completing the work required by the remediation plan was within amounts budgeted in early 2016 and remediation was completed in 2017. The estimated cost to comply with the Long-Term Stewardship Plan was added to the liability in December 2016.

In addition to the VCP, on May 29, 2008, DNREC requested that NRG's Indian River Power LLC participate in the development and performance of a Natural Resource Damage Assessment at the Burton Island Old Ash Landfill. NRG is currently working with DNREC and other trustees to close out the assessment process.
For further discussion of these matters, refer to Note 22, Commitments and Contingencies.
Note 25 — Cash Flow Information
Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Interest paid, net of amount capitalized	$868	$890	$924
Income taxes paid (a)	9	14	12
Non-cash investing and financing activities:
Additions/(decrease) to fixed assets for accrued capital expenditures	70	35	(44)
(a) In 2017, income taxes paid of $11 million are offset by $2 million in income tax refunds. In 2015, income taxes paid of $13 million are offset by $1 million in income tax refunds.
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
The following table summarizes the maximum potential exposures that can be estimated for NRG's guarantees, indemnities, and other contingent liabilities by maturity:

	By Remaining Maturity at December 31,
	2017
Guarantees	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	2016 Total
	(In millions)
Letters of credit and surety bonds(a)	$1,467	$66	$7	$93	$1,633	$1,837
Asset sales guarantee obligations	—	—	257	55	312	677
Other guarantees	—	32	—	613	645	253
Total guarantees	$1,467	$98	$264	$761	$2,590	$2,767

(a)	Excludes$92 million and $272 million of letters of credit issued under the intercompany revolving credit agreement between NRG and GenOn as of December 31, 2017 and 2016, respectively.
Letters of credit and surety bonds — As of December 31, 2017, NRG and its consolidated subsidiaries were contingently obligated for a total of $1.6 billion under letters of credit and surety bonds. Most of these letters of credit and surety bonds are issued in support of the Company's obligations to perform under commodity agreements and obligations associated with future closure and maintenance of ash sites, as well as for financing or other arrangements. A majority of these letters of credit and surety bonds expire within one year of issuance, and it is typical for the Company to renew them on similar terms.
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
The following table summarizes NRG's proportionate ownership interest in the Company's jointly-owned facilities:

As of December 31, 2017	Ownership Interest	Property, Plant & Equipment	Accumulated Depreciation	Construction in Progress
	(In millions unless otherwise stated)
South Texas Project Units 1 and 2, Bay City, TX	44.00%	$395	$(207)	$7
Big Cajun II Unit 3, New Roads, LA	58.00%	202	(132)	—
Cedar Bayou Unit 4, Baytown, TX	50.00%	215	(75)	7
Keystone, Shelocta, PA	3.70%	12	—	1
Conemaugh, New Florence, PA	3.72%	14	—	1

Note 28 — Unaudited Quarterly Financial Data
Refer to Note 3, Discontinued Operations, Acquisitions and Dispositions, and Note 10, Asset Impairments, for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Summarized unaudited quarterly financial data is as follows:

	Quarter Ended
	2017
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Operating revenues	$2,497	$3,049	$2,701	$2,382
Operating (loss)/ income	(1,345)	376	343	39
Net (loss)/income from continuing operations	(1,667)	190	99	(170)
Income/(loss) from discontinued operations	13	(27)	(741)	(34)
Net (loss)/income	(1,655)	163	(642)	(203)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(120)	(8)	(16)	(40)
Net (loss)/income attributable to NRG Energy, Inc.	(1,535)	171	(626)	(163)
(Loss)/income available to Common Stockholders	$(1,535)	$171	$(626)	$(163)
Weighted average number of common shares outstanding — basic	317	317	316	316
Income/(loss) from discontinued operations per weighted average common share — basic	$0.04	$(0.09)	$(2.34)	$(0.11)
Net (loss)/income per weighted average common share — basic	$(4.84)	$0.54	$(1.98)	$(0.52)
Weighted average number of common shares outstanding — diluted	317	322	316	316
Income/(loss) from discontinued operations per weighted average common share — diluted	$0.04	$(0.08)	$(2.34)	$(0.11)
Net (loss)/income per weighted average common share — diluted	$(4.84)	$0.53	$(1.98)	$(0.52)

	Quarter Ended
	2016
	December 31		September 30		June 30		March 31
	(In millions, except per share data)
Operating revenues	$2,184		$3,421		$2,248		$2,659
Operating (loss)/income	(658)	—	429	—	164		331
Net (loss)/income from continuing operations	(891)		128		(163)		(57)
(Loss)/income from discontinued operations	(164)		265		(113)		104
Net (loss)/income	(1,055)		393		(276)		47
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(68)	—	(9)		(5)		(35)
Net (loss)/income attributable to NRG Energy, Inc.	(987)		402		(271)		82
(Loss)/income available to Common Stockholders	$(987)		$402		$(193)		$77
Weighted average number of common shares outstanding — basic	316		316	—	315		315
(Loss)/income from discontinued operations per weighted average common share — basic	$(0.52)		$0.84		$(0.36)		$0.33
Net (loss)/income per weighted average common share — basic	$(3.12)		$1.27		$(0.61)		$0.24
Weighted average number of common shares outstanding — diluted	316		317		315		315
(Loss)/income from discontinued operations per weighted average common share — diluted	$(0.52)		$0.84		$(0.36)		$0.33
Net (loss)/income per weighted average common share — diluted	$(3.12)	—	$1.27	—	$(0.61)	—	$0.24

Note 29 — Condensed Consolidating Financial Information
As of December 31, 2017, the Company had outstanding $4.8 billion of Senior Notes due 2022 - 2028, as shown in Note 12, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, including GenOn and its subsidiaries and NRG Yield, Inc. and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of December 31, 2017:

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
The following condensed consolidating financial information presents the financial information of NRG Energy, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries in accordance with Rule 3-10 under the SEC's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2017

	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$7,182	—	$3,699	—	$—	$(252)	$10,629
Operating Costs and Expenses
Cost of operations	5,373		2,353		59	(249)	7,536
Depreciation and amortization	405		619		32	—	1,056
Impairment losses	1,463		246		—	—	1,709
Selling, general and administrative	371		146		393	(3)	907
Reorganization costs	6		—		38	—	44
Development costs	—		49		18	—	67
Total operating costs and expenses	7,618		3,413		540	(252)	11,319
Other income - affiliate	—		—		87	—	87
Gain on sale of assets	4		12		—	—	16
Operating (Loss)/Income	(432)		298		(453)	—	(587)
Other (Expense)/Income
Equity in (losses)/earnings of consolidated subsidiaries	(1,162)		(113)		26	1,249	—
Equity in earnings/(losses) of unconsolidated affiliates	—		95		(4)	(60)	31
Impairment losses on investments	—		(75)		(4)	—	(79)
Other income, net	9		17		12	—	38
Net loss on debt extinguishment	—		(4)		(49)	—	(53)
Interest expense	(14)		(424)		(452)	—	(890)
Total other expense	(1,167)		(504)		(471)	1,189	(953)
Loss from Continuing Operations Before Income Taxes	(1,599)		(206)		(924)	1,189	(1,540)
Income tax (benefit)/expense	(598)		(10)		616	—	8
Loss from Continuing Operations	(1,001)		(196)		(1,540)	1,189	(1,548)
Loss from Discontinued Operations, net of income tax	—		(160)		(629)	—	(789)
Net Loss	(1,001)		(356)		(2,169)	1,189	(2,337)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	—		(108)		(16)	(60)	(184)
Net Loss Attributable to NRG Energy, Inc.	$(1,001)		$(248)		$(2,153)	$1,249	$(2,153)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
For the Year Ended December 31, 2017

	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		NRG Energy, Inc. (Note Issuer)		Eliminations(a)	Consolidated Balance
	(In millions)
Net Loss	$(1,001)		$(356)		$(2,169)		$1,189	$(2,337)
Other Comprehensive (Loss)/Income, net of tax
Unrealized gain on derivatives, net	1		13		25		(26)	13
Foreign currency translation adjustments, net	6		7		—		(1)	12
Available-for-sale securities, net	—		—		(8)		—	(8)
Defined benefit plan, net	(24)		29		41		—	46
Other comprehensive (loss)/income	(17)		49		58		(27)	63
Comprehensive Loss	(1,018)		(307)		(2,111)		1,162	(2,274)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	(103)	—	(16)	—	(60)	(179)
Comprehensive Loss Attributable to NRG Energy, Inc.	$(1,018)		$(204)		$(2,095)		$1,222	$(2,095)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		NRG Energy, Inc.		Eliminations (a)	Consolidated Balance
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$348		$643		$—	$991
Funds deposited by counterparties	37	—		—		—	37
Restricted cash	4	504		—		—	508
Accounts receivable - trade	769	306		4		—	1,079
Inventory	339	193		—		—	532
Derivative instruments	625	80		9		(88)	626
Cash collateral posted in support of energy risk management activities	170	1		—		—	171
Accounts receivable - affiliate	712	210		(129)		(698)	95
Current assets held-for-sale	8	107		—		—	115
Prepayments and other current assets	116	118		27		—	261
Total current assets	2,780	1,867		554		(786)	4,415
Net Property, Plant and Equipment	2,527	11,169	—	238	—	(26)	13,908
Other Assets
Investment in subsidiaries	(106)	28	—	7,581		(7,503)	—
Equity investments in affiliates	—	1,036		2		—	1,038
Notes receivable, less current portion	—	2		36		(36)	2
Goodwill	360	179		—		—	539
Intangible assets, net	458	1,291		—		(3)	1,746
Nuclear decommissioning trust fund	692	—		—		—	692
Deferred income taxes	377	(7)		(236)		—	134
Derivative instruments	121	40		31		(20)	172
Non-current assets held-for-sale	—	43		—		—	43
Other non-current assets	51	458		120		—	629
Total other assets	1,953	3,070		7,534		(7,562)	4,995
Total Assets	$7,260	$16,106		$8,326		$(8,374)	$23,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$667		$57		$(36)	$688
Accounts payable	546	280		55		—	881
Accounts payable - affiliate	752	(202)		181		(698)	33
Derivative instruments	535	108		—		(88)	555
Cash collateral received in support of energy risk management activities	37	—		—		—	37
Accrued interest expense	3	56		97		—	156
Current liabilities - held-for-sale	—	72		—		—	72
Other accrued expenses and other current liabilities	288	118		328		—	734
Other accrued expenses and other current liabilities - affiliate	—	—		161		—	161
Total current liabilities	2,161	1,099		879		(822)	3,317
Other Liabilities
Long-term debt and capital leases	244	8,733		6,739		—	15,716
Nuclear decommissioning reserve	269	—		—		—	269
Nuclear decommissioning trust liability	415	—		—		—	415
Postretirement and other benefit obligations	118	1		339		—	458
Deferred income taxes	112	64		(155)		—	21
Derivative instruments	110	107		—		(20)	197
Out-of-market contracts, net	66	141		—		—	207
Non-current liabilities held-for-sale	—	8		—		—	8
Other non-current liabilities	295	317		52		—	664
Total non-current liabilities	1,629	9,371		6,975		(20)	17,955
Total Liabilities	3,790	10,470		7,854		(842)	21,272
Redeemable noncontrolling interest in subsidiaries	—	78		—		—	78
Stockholders' Equity	3,470	5,558		472		(7,532)	1,968
Total Liabilities and Stockholders' Equity	$7,260	$16,106		$8,326		$(8,374)	$23,318

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2017

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance

Cash Flows from Operating Activities
Net loss	$(1,001)	$(356)	$(2,169)	$1,189	$(2,337)
Loss from discontinued operations	—	(160)	(629)	—	(789)
Net loss from continuing operations	(1,001)	(196)	(1,540)	1,189	(1,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings and distributions from unconsolidated affiliates	—	5	4	46	55
Depreciation and amortization	405	619	32	—	1,056
Provision for bad debts	54	2	12	—	68
Amortization of nuclear fuel	51	—	—	—	51
Amortization of financing costs and debt discount/premiums	—	42	18	—	60
Adjustment for debt extinguishment	—	4	49	—	53
Amortization of intangibles and out-of-market contracts	27	81	—	—	108
Amortization of unearned equity compensation	—	—	35	—	35
Net gain on sale of assets and equity method investments	(18)	(16)	—	—	(34)
Impairment losses	1,463	321	4	—	1,788
Changes in derivative instruments	(100)	(69)	24	(26)	(171)
Changes in deferred income taxes and liability for uncertain tax benefits	(300)	69	322	—	91
Changes in collateral deposits in support of energy risk management activities	(98)	18	—	—	(80)
Proceeds from sale of emission allowances	25	—	—	—	25
Changes in nuclear decommissioning trust liability	11	—	—	—	11
Cash (used)/provided by changes in other working capital	(363)	(164)	1,593	(1,209)	(143)
Cash provided by continuing operations	156	716	553	—	1,425
Cash used by discontinued operations	—	(38)	—	—	(38)
Net Cash Provided by Operating Activities	156	678	553	—	1,387
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	94	(94)	—
Acquisition of Drop Down Assets, net of cash acquired	—	(249)	—	249	—
Intercompany dividends	—	—	129	(129)	—
Acquisition of businesses, net of cash acquired	(14)	(27)	—	—	(41)
Capital expenditures	(183)	(906)	(22)	—	(1,111)
Net cash proceeds from notes receivable	—	17	—	—	17
Proceeds from renewable energy grants	8	—	—	—	8
Proceeds from sale of emission allowances	66	—	—	—	66
Investments in nuclear decommissioning trust fund securities	(512)	—	—	—	(512)
Proceeds from sales of nuclear decommissioning trust fund securities	501	—	—	—	501
Proceeds from sale of assets, net	33	54	—	—	87
Investments in unconsolidated affiliates	—	(40)	—	—	(40)
Other	18	(6)	—	—	12
Cash (used)/provided by continuing operations	(83)	(1,157)	201	26	(1,013)
Cash used by discontinued operations	—	(53)	—	—	(53)
Net Cash (Used)/Provided by Investing Activities	(83)	(1,210)	201	26	(1,066)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(94)	—	94	—
Payments from/(for) intercompany loans	(45)	13	32	—	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	249	(249)	—
Intercompany dividends	—	(129)	—	129	—
Payment of dividends to common and preferred stockholders	—	—	(38)	—	(38)
Net receipts from settlement of acquired derivatives that include financing elements	—	2	—	—	2
Payments for debt extinguishment costs	—	—	(42)	—	(42)
Distributions from, net of contributions to, noncontrolling interest in subsidiaries	—	95	—	—	95
Payments from issuance of common stock	—	—	(2)	—	(2)
Proceeds from issuance of long-term debt	—	1,186	1,084	—	2,270
Payment of debt issuance and hedging costs	—	(47)	(16)	—	(63)
Payments for short and long-term debt	—	(647)	(1,701)	—	(2,348)
Receivable from affiliate	—	(125)	—	—	(125)
Other	—	(10)	—	—	(10)
Cash provided/(used) by continuing operations	(45)	244	(434)	(26)	(261)
Cash used by discontinued operations	—	(224)	—	—	(224)
Net Cash Provided/(Used) by Financing Activities	(45)	20	(434)	(26)	(485)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)
Change in cash from discontinued operations	—	(315)	—	—	(315)
Net Increase/(Decrease) in Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties	28	(198)	320	—	150
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at Beginning of Period	13	1,050	323	—	1,386
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at End of Period	$41	$852	$643	$—	$1,536

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2016

	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		NRG Energy, Inc. (Note Issuer)	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$7,509	—	$3,222	—	$—	$(219)	$10,512
Operating Costs and Expenses
Cost of operations	5,402		2,080		42	(223)	7,301
Depreciation and amortization	565		581		26	—	1,172
Impairment losses	378		324		—	—	702
Selling, general and administrative	415		192		488	—	1,095
Development costs	—		59		30	—	89
Total operating costs and expenses	6,760		3,236		586	(223)	10,359
Other income - affiliate	—		—		193	—	193
Loss on sale of assets	(1)		—		(79)	—	(80)
Operating Income/(Loss)	748		(14)		(472)	4	266
Other (Expense)/Income
Equity in (losses)/earnings of consolidated subsidiaries	(176)		(5)		313	(132)	—
Equity in earnings/(losses) of unconsolidated affiliates	5		36		(4)	(10)	27
Impairment losses on investments	—		(252)		(16)	—	(268)
Other income, net	4		23		9	(2)	34
Net loss on debt extinguishment	—		(4)		(138)	—	(142)
Interest expense	(15)		(396)		(484)	—	(895)
Total other expense	(182)		(598)		(320)	(144)	(1,244)
Income/(Loss) from Continuing Operations Before Income Taxes	566		(612)		(792)	(140)	(978)
Income tax (benefit)/expense	(1)		7		(63)	62	5
Income/(Loss) from Continuing Operations	567		(619)		(729)	(202)	(983)
Income from Discontinued Operations, net of income tax	—		81		11	—	92
Net Income/(Loss)	567		(538)		(718)	(202)	(891)
Less: Net (loss)/income attributable to noncontrolling interests and redeemable noncontrolling interests	—		(103)		56	(70)	(117)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$567		$(435)		$(774)	$(132)	$(774)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
For the Year Ended December 31, 2016

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		NRG Energy, Inc. (Note Issuer)		Eliminations(a)	Consolidated Balance
	(In millions)
Net Income/(Loss)	$567	$(538)		$(718)		$(202)	$(891)
Other Comprehensive Income, net of tax
Unrealized gain on derivatives, net	—	32		89		(86)	35
Foreign currency translation adjustments, net	(1)	(1)		(1)		2	(1)
Available-for-sale securities, net	—	—		1		—	1
Defined benefit plan, net	34	(13)		(51)		33	3
Other comprehensive income	33	18		38		(51)	38
Comprehensive Income/(Loss)	600	(520)		(680)		(253)	(853)
Less: Comprehensive (loss)/income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(103)	—	56		(70)	(117)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	600	(417)	—	(736)		(183)	(736)
Dividends for preferred shares	—	—		5	—	—	5
Gain on redemption of preferred shares	—	—		(78)		—	(78)
Comprehensive Income/(Loss) Available for Common Stockholders	$600	$(417)		$(663)		$(183)	$(663)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		NRG Energy, Inc.		Eliminations (a)	Consolidated Balance

ASSETS
Current Assets
Cash and cash equivalents	$—	$615		$323		$—	$938
Funds deposited by counterparties	2	—		—		—	2
Restricted cash	11	435		—		—	446
Accounts receivable - trade	734	321		3		—	1,058
Inventory	482	239		—		—	721
Derivative instruments	962	196		1		(92)	1,067
Cash collateral posted in support of energy risk management activities	116	34		—		—	150
Accounts receivable - affiliate	307	(254)		200		(139)	114
Current assets held-for-sale	—	9		—		—	9
Prepayments and other current assets	76	152		62		—	290
Current assets - discontinued operations	—	1,919		—		—	1,919
Total current assets	2,690	3,666		589		(231)	6,714
Net Property, Plant and Equipment	4,219	10,926		251		(27)	15,369
Other Assets
Investment in subsidiaries	1,090	145		10,128		(11,363)	—
Equity investments in affiliates	(13)	1,103		30		—	1,120
Notes receivable, less current portion	—	16		(76)		76	16
Goodwill	359	303		—		—	662
Intangible assets, net	592	1,384		—		(3)	1,973
Nuclear decommissioning trust fund	610	—		—		—	610
Derivative instruments	144	44		36		(43)	181
Deferred income taxes	3	—		222		—	225
Non-current assets held for sale	—	10		—		—	10
Other non-current assets	67	446		328		—	841
Non-current assets - discontinued operations	—	2,961		—		—	2,961
Total other assets	2,852	6,412		10,668		(11,333)	8,599
Total Assets	$9,761	$21,004		$11,508		$(11,591)	$30,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$498		$(58)		$76	$516
Accounts payable	501	247		34		—	782
Accounts payable - affiliate	753	(443)		(200)		(79)	31
Derivative instruments	947	237		—		(92)	1,092
Cash collateral received in support of energy risk management activities	81	—		—		—	81
Accrued interest expense	3	54		123		—	180
Other accrued expenses and other current liabilities	313	155		342		—	810
Current liabilities - discontinued operations	—	1,210		—		—	1,210
Total current liabilities	2,598	1,958		241		(95)	4,702
Other Liabilities
Long-term debt and capital leases	244	8,252		7,461		—	15,957
Nuclear decommissioning reserve	287	—		—		—	287
Nuclear decommissioning trust liability	339	—		—		—	339
Postretirement and other benefit obligations	113	122		275		—	510
Deferred income taxes	186	125		(291)		—	20
Derivative instruments	157	170		—		(43)	284
Out-of-market contracts, net	80	150		—		—	230
Non-current liabilities held-for-sale	—	11		—		—	11
Other non-current liabilities	283	309		74		—	666
Other non-current liabilities - discontinued operations	—	3,184		—		—	3,184
Total non-current liabilities	1,689	12,323		7,519		(43)	21,488
Total Liabilities	4,287	14,281		7,760		(138)	26,190
Redeemable noncontrolling interest in subsidiaries	—	46		—		—	46
Stockholders' Equity	5,474	6,677	—	3,748	—	(11,453)	4,446
Total Liabilities and Stockholders' Equity	$9,761	$21,004		$11,508		$(11,591)	$30,682

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2016

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$567	$(538)	$(718)	$(202)	$(891)
Income from discontinued operations	—	81	11	—	92
Net income/(loss) from continuing operations	567	(619)	(729)	(202)	(983)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in earnings and distribution of unconsolidated affiliates	(5)	52	5	2	54
Depreciation and amortization	565	581	26	—	1,172
Provision for bad debts	41	7	—	—	48
Amortization of nuclear fuel	49	—	—	—	49
Amortization of financing costs and debt discount/premiums	—	34	21	—	55
Adjustment for debt extinguishment	—	4	138	—	142
Amortization of intangibles and out-of-market contracts	39	128	—	—	167
Amortization of unearned equity compensation	—	—	10	—	10
Net loss on sale of assets and equity method investments, net	—	—	70	—	70
Impairment losses	378	578	16	—	972
Changes in derivative instruments	(77)	145	(36)	—	32
Changes in deferred income taxes and liability for uncertain tax benefits	(1)	18	(60)	—	(43)
Changes in collateral deposits in support of energy risk management activities	437	(39)	—	—	398
Proceeds from sale of emission allowances	34	—	—	—	34
Changes in nuclear decommissioning trust liability	41	—	—	—	41
Cash (used)/provided by changes in other working capital	(1,815)	417	1,187	200	(11)
Cash provided by continuing operations	253	1,306	648	—	2,207
Cash used by discontinued operations	—	(119)	—	—	(119)
Net Cash Provided by Operating Activities	253	1,187	648	—	2,088
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	81	(81)	—
Intercompany dividends	—	—	12	(12)	—
Acquisition of Drop Down Assets, net of cash acquired	—	(77)	—	77	—
Acquisition of businesses, net of cash acquired	—	(209)	—	—	(209)
Capital expenditures	(180)	(748)	(48)	—	(976)
Net cash proceeds from notes receivable	—	17	—	—	17
Proceeds from renewable energy grants	—	36	—	—	36
Purchases of emission allowances, net of proceeds	(1)	—	—	—	(1)
Investments in nuclear decommissioning trust fund securities	(551)	—	—	—	(551)
Proceeds from sales of nuclear decommissioning trust fund securities	510	—	—	—	510
Proceeds from sale of assets, net	—	56	17	—	73
Investments in unconsolidated affiliates	3	(26)	—	—	(23)
Other	27	—	8	—	35
Cash (used)/provided by continuing operations	(192)	(951)	70	(16)	(1,089)
Cash provided by discontinued operations	—	297	—	—	297
Net Cash (Used)/Provided by Investing Activities	(192)	(654)	70	(16)	(792)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(81)	—	81	—
Intercompany dividends	(52)	40	—	12	—
Payments (for)/from intercompany loans	(52)	(49)	101	—	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	77	(77)	—
Payment of dividends to common and preferred stockholders	—	—	(76)	—	(76)
Net receipts from settlement of acquired derivatives that include financing elements	—	6	—	—	6
Payment for preferred shares	—	—	(226)	—	(226)
Payments for debt extinguishment costs	—	—	(121)	—	(121)
Distributions from, net of contributions to, noncontrolling interest in subsidiaries	—	(156)	—	—	(156)
Proceeds from issuance of common stock	—	—	1	—	1
Proceeds from issuance of long-term debt	—	1,387	4,140	—	5,527
Payment of debt issuance and hedging costs	—	(29)	(60)	—	(89)
Payments for short and long-term debt	(1)	(983)	(4,924)	—	(5,908)
Other	(3)	(10)	—	—	(13)
Cash (used)/provided by continuing operations	(108)	125	(1,088)	16	(1,055)
Cash provided by discontinued operations	—	140	—	—	140
Net Cash (Used)/Provided by Financing Activities	(108)	265	(1,088)	16	(915)
Effect of exchange rate changes on cash and cash equivalents	—	1	—	—	1
Change in cash from discontinued operations	—	318	—	—	318
Net (Decrease)/Increase in Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties	(47)	481	(370)	—	64
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at Beginning of Period	60	569	693	—	1,322
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at End of Period	$13	$1,050	$323	$—	$1,386
(a) All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2015

	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		NRG Energy, Inc.	Eliminations (a)	Consolidated Balance
	(In millions)
Operating Revenues
Total operating revenues	$9,881	—	$2,541	—	$—	$(94)	$12,328
Operating Costs and Expenses
Cost of operations	7,610		1,470		14	(94)	9,000
Depreciation and amortization	751		580		20	—	1,351
Impairment losses	4,494		366		—	—	4,860
Selling, general and administrative	468		204		556	—	1,228
Development costs	—		61		93	—	154
Total operating costs and expenses	13,323		2,681		683	(94)	16,593
Other income - affiliate	—		—		193	—	193
Gain on postretirement benefits curtailment	—		21		—	—	21
Operating Loss	(3,442)		(119)		(490)	—	(4,051)
Other (Expense)/Income
Equity in losses of consolidated subsidiaries	(109)		(1)		(2,800)	2,910	—
Equity in earnings of unconsolidated affiliates	8		37		—	(9)	36
Impairment losses on investments	—		(25)		(31)	—	(56)
Other income, net	4		21		1	—	26
Loss on sale of equity-method investment	—		—		(14)	—	(14)
Net (loss)/gain on debt extinguishment	—		(9)		19	—	10
Interest expense	(14)		(366)		(557)	—	(937)
Total other expense	(111)		(343)		(3,382)	2,901	(935)
Loss from Continuing Operations Before Income Taxes	(3,553)		(462)		(3,872)	2,901	(4,986)
Income tax (benefit)/expense	(1,104)		(93)		2,489	53	1,345
Loss from Continuing Operations	(2,449)		(369)		(6,361)	2,848	(6,331)
Loss/(income) from Discontinued Operations, net of income tax	—		(115)		10	—	(105)
Net Loss	(2,449)		(484)		(6,351)	2,848	(6,436)
Less: Net (loss)/income attributable to noncontrolling interests and redeemable noncontrolling interests	—		(23)		31	(62)	(54)
Net Loss Attributable to NRG Energy, Inc.	$(2,449)		$(461)		$(6,382)	$2,910	$(6,382)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
For the Year Ended December 31, 2015

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Net Loss	$(2,449)	$(484)	$(6,351)	$2,848	$(6,436)
Other Comprehensive (Loss)/Income, net of tax
Unrealized (loss)/gain on derivatives, net	(8)	(16)	48	(39)	(15)
Foreign currency translation adjustments, net	—	(7)	(4)	—	(11)
Available-for-sale securities, net	—	(1)	18	—	17
Defined benefit plan, net	(22)	(15)	(42)	89	10
Other comprehensive (loss)/income	(30)	(39)	20	50	1
Comprehensive Loss	(2,479)	(523)	(6,331)	2,898	(6,435)
Less: Comprehensive (loss)/income attributable to noncontrolling interest	—	(42)	31	(62)	(73)
Comprehensive Loss Attributable to NRG Energy, Inc.	(2,479)	(481)	(6,362)	2,960	(6,362)
Dividends for preferred shares	—	—	20	—	20
Comprehensive Loss Available for Common Stockholders	$(2,479)	$(481)	$(6,382)	$2,960	$(6,382)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2015

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated Balance
	(In millions)
Cash Flows from Operating Activities
Net loss	$(2,449)	$(484)	$(6,351)	$2,848	$(6,436)
(Loss)/income from discontinued operations	—	(115)	10	—	(105)
Net loss from continuing operations	(2,449)	(369)	(6,361)	2,848	(6,331)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Equity in earnings and distribution of unconsolidated affiliates	(5)	54	—	(12)	37
Depreciation and amortization	751	580	20	—	1,351
Provision for bad debts	58	3	3	—	64
Amortization of nuclear fuel	45	—	—	—	45
Amortization of financing costs and debt discount/premiums	—	21	26	—	47
Adjustment for debt extinguishment	—	9	(19)	—	(10)
Amortization of intangibles and out-of-market contracts	52	99	—	—	151
Amortization of unearned equity compensation	—	(2)	41	—	39
Net loss on sale of assets and equity method investments	—	—	14	—	14
Gain on post retirement benefits curtailment	—	(21)	—	—	(21)
Impairment losses	4,494	391	31	—	4,916
Changes in derivative instruments	264	(29)	—	—	235
Changes in deferred income taxes and liability for uncertain tax benefits	(1,092)	(237)	2,655	—	1,326
Changes in collateral deposits in support of energy risk management activities	(323)	(11)	—	—	(334)
Proceeds from sale of emission allowances	(24)	—	—	—	(24)
Changes in nuclear decommissioning trust liability	(2)	—	—	—	(2)
Cash (used)/provided by changes in other working capital	(8,656)	(907)	12,183	(2,836)	(216)
Cash (used)/provided by continuing operations	(6,887)	(419)	8,593	—	1,287
Cash provided by discontinued operations	—	62	—	—	62
Net Cash (Used)/Provided by Operating Activities	(6,887)	(357)	8,593	—	1,349
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	70	(70)	—
Intercompany dividends	—	—	33	(33)	—
Acquisition of Drop Down Assets, net of cash acquired	—	(698)	—	698	—
Acquisition of business, net of cash acquired	—	(31)	—	—	(31)
Capital expenditures	(316)	(654)	(59)	—	(1,029)
Net cash proceeds from notes receivable	—	18	—	—	18
Proceeds from renewable energy grants	—	82	—	—	82
Proceeds from emission allowances, net of purchases	41	—	—	—	41
Investments in nuclear decommissioning trust fund securities	(629)	—	—	—	(629)
Proceeds from sales of nuclear decommissioning trust fund securities	631	—	—	—	631
Proceeds from sale of assets, net	—	1	26	—	27
Investments in unconsolidated affiliates	1	(357)	(39)	—	(395)
Other	—	16	—	—	16
Cash (used)/provided by continuing operations	(272)	(1,623)	31	595	(1,269)
Cash used by discontinued operations	—	(259)	—	—	(259)
Net Cash (Used)/Provided by Investing Activities	(272)	(1,882)	31	595	(1,528)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(70)	—	70	—
Intercompany dividends	—	(33)	—	33	—
Payments from/(for) intercompany loans	7,183	1,258	(8,441)	—	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	698	(698)	—
Payment of dividends to common and preferred stockholders	—	—	(201)	—	(201)
Net receipts from settlement of acquired derivatives that include financing elements	—	14	—	—	14
Payment for treasury stock	—	—	(437)	—	(437)
Distributions from, net of contributions to, noncontrolling interest in subsidiaries	—	47	—	—	47
Proceeds from sale of noncontrolling interests in subsidiaries	—	600	—	—	600
Proceeds from issuance of common stock	—	—	1	—	1
Proceeds from issuance of long-term debt	—	953	51	—	1,004
Payment of debt issuance and hedging costs	—	(21)	—	—	(21)
Payments for short and long-term debt	—	(1,116)	(246)	—	(1,362)
Other	—	(22)	—	—	(22)
Cash provided/(used) by continuing operations	7,183	1,610	(8,575)	(595)	(377)
Cash used by discontinued operations	—	(55)	—	—	(55)
Net Cash Provided/(Used) by Financing Activities	7,183	1,555	(8,575)	(595)	(432)
Effect of exchange rate changes on cash and cash equivalents	—	10	—	—	10
Change in cash from discontinued operations	—	(252)	—	—	(252)
Net Increase/(Decrease) in Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties	24	(422)	49	—	(349)
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at Beginning of Period	36	991	644	—	1,671
Cash and Cash Equivalents, Restricted Cash, and Funds Deposited by Counterparties at End of Period	$60	$569	$693	$—	$1,322
(a) All significant intercompany transactions have been eliminated in consolidation.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(In millions)
Allowance for doubtful accounts, deducted from accounts receivable
Year Ended December 31, 2017	$29	$56	$—	$(57)	(a)	$28
Year Ended December 31, 2016	21	47	—	(39)	(a)	29
Year Ended December 31, 2015	21	62	—	(62)	(a)	21
Income tax valuation allowance, deducted from deferred tax assets(b)
Year Ended December 31, 2017	$4,116	$(151)	$(15)	$(2,087)	(c)	$1,863
Year Ended December 31, 2016	3,575	306	235	—		4,116
Year Ended December 31, 2015	265	3,039	271	—		3,575

(a)	Represents principally net amounts charged as uncollectible.

(b)
Includes income tax valuation allowance deducted from deferred tax assets recorded as discontinued operations, which amounted to $2,087 million and $2,194 million as of December 31, 2016 and 2015, respectively.

(c)	Represents deconsolidation of GenOn due to its petition for bankruptcy on June 14, 2017.

EXHIBIT INDEX

Number	Description	Method of Filing
2.1	Third Amended Joint Plan of Reorganization of NRG Energy, Inc., NRG Power Marketing, Inc., NRG Capital LLC, NRG Finance Company I LLC, and NRGenerating Holdings (No. 23) B.V.	Incorporated herein by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed on November 19, 2003.
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
Incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s current report on Form 8-K filed on October 21, 2013.
2.7	Asset Purchase Agreement, dated October 18, 2013, by and among NRG Energy, Inc., Edison Mission Energy and NRG Energy Holdings Inc.	Incorporated herein by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s current report on Form 8-K filed on October 21, 2013.
2.8	Third Amended Joint Plan of Reorganization of GenOn Energy, Inc. and its Debtor Affiliates.	Incorporated herein by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on December 18, 2017.
2.9†^	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc. and NRG Repowering Holdings LLC, and GIP III Zephyr Acquisition Partners, L.P.	Filed herewith.
2.10^	Purchase and Sale Agreement, dated as of February 6, 2018, by and between NRG Energy, Inc., NRG South Central Generating LLC, and Cleco Energy LLC.	Filed herewith.
3.1	Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q filed on May 3, 2012.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on December 14, 2012.
3.3	Fourth Amended and Restated By-Laws.	Incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on February 13, 2017.
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
Incorporated herein by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on August 3, 2016.
4.100	Supplemental Indenture, dated December 7, 2017, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on December 8, 2017.
4.101	Form of 5.75% Senior Notes due 2028	Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on December 8, 2017.
4.102
Registration Rights Agreement, dated December 7, 2017, among NRG Energy, Inc., the guarantors named therein and Citigroup Global Markets, Inc., as representative to the initial purchasers listed in Schedule I thereto.
Incorporated herein by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on December 8, 2017.
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
Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended, Registration No. 333-33397.
10.3*	Form of NRG Energy Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Officers and Key Management.	Incorporated herein by reference to Exhibit 10.14 to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.4*	Form of NRG Energy, Inc. Long-Term Incentive Plan Deferred Stock Unit Agreement for Directors.	Incorporated herein by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.5*	Form of NRG Energy, Inc. Long-Term Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q filed on November 9, 2004.
10.6*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement for Officers.	Filed herewith.
10.7*	Form of NRG Energy, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement for Non-Officers.	Filed herewith
10.8*	Form of NRG Energy, Inc. Long-Term Incentive Plan Performance Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.7 to the Registrant's annual report on Form 10-K filed on February 23, 2010.
10.9*	Second Amended and Restated Annual Incentive Plan for Designated Corporate Officers.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 7, 2015.
10.10	Railroad Car Full Service Master Leasing Agreement, dated as of February 18, 2005, between General Electric Railcar Services Corporation and NRG Power Marketing Inc.	Incorporated herein by reference to Exhibit 10.28 to the Registrant's annual report on Form 10-K filed on March 30, 2005.
10.11	Purchase Agreement (West Coast Power) dated as of December 27, 2005, by and among NRG Energy, Inc., NRG West Coast LLC (Buyer), DPC II Inc. (Seller) and Dynegy, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on December 28, 2005.
10.12	Purchase Agreement (Rocky Road Power), dated as of December 27, 2005, by and among Termo Santander Holding, L.L.C.(Buyer), Dynegy, Inc., NRG Rocky Road LLC (Seller) and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on December 28, 2005.
10.13	Stock Purchase Agreement, dated as of August 10, 2005, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on August 11, 2005.
10.14	Agreement with respect to the Stock Purchase Agreement, dated December 19, 2008, by and between NRG Energy, Inc. and Credit Suisse First Boston Capital LLC.	Incorporated herein by reference to Exhibit 10.13 to the Registrant's annual report on Form 10-K filed on February 12, 2009.

10.15	Investor Rights Agreement, dated as of February 2, 2006, by and among NRG Energy, Inc. and Certain Stockholders of NRG Energy, Inc. set forth therein.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 8, 2006.
10.16†	Terms and Conditions of Sale, dated as of October 5, 2005, between Texas Genco II LP and Freight Car America, Inc., (including the Proposal Letter and Amendment thereto).	Incorporated herein by reference to Exhibit 10.32 to the Registrant's annual report on Form 10-K filed on March 7, 2006.
10.17*	Amended and Restated Employment Agreement, dated December 4, 2008, between NRG Energy, Inc. and David Crane.	Incorporated herein by reference to Exhibit 10.16 to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.18*	Amendment 2014-1 to the Amended and Restated Employment Agreement between NRG Energy, Inc. and David Crane, dated December 4, 2014.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on December 10, 2014.
10.19*	General Release, dated January 4, 2016, between NRG Energy, Inc. and David Crane.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K/A filed on January 8, 2016.
10.20	Limited Liability Company Agreement of NRG Common Stock Finance I LLC.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.21	Note Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse International and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.22	Amendment Agreement, dated February 27, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.23	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to Exhibit 10.23 to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.24	Amendment Agreement, dated December 19, 2008, to the Note Purchase Agreement by and among NRG Common Stock Finance II LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to Exhibit 10.26 to the Registrant's annual report on Form 10-K filed on February 12, 2009.
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
Incorporated herein by reference to Exhibit 10.27 to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.27	Preferred Interest Purchase Agreement, dated August 4, 2006, between NRG Common Stock Finance I LLC, Credit Suisse Capital LLC and Credit Suisse Securities (USA) LLC, as agent.	Incorporated herein by reference to Exhibit 10.5 to the Registrant's current report on Form 8-K filed on August 10, 2006.
10.28	Preferred Interest Amendment Agreement, dated February 27, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse Capital LLC, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to Exhibit 10.6 to the Registrant's quarterly report on Form 10-Q filed on May 1, 2008.
10.29	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance I LLC, Credit Suisse International, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to Exhibit 10.31 to the Registrant's annual report on Form 10-K filed on February 12, 2009.
10.30	Preferred Interest Amendment Agreement, dated December 19, 2008, by and among NRG Common Stock Finance II LLC, Credit Suisse Capital LLC, and Credit Suisse Securities (USA) LLC.	Incorporated herein by reference to Exhibit 10.34 to the Registrant's annual report on Form 10-K filed on February 12, 2009.
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
Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on March 2, 2010.
10.39†	STP 3 & 4 Owners Agreement, dated March 1, 2010, by and among Nuclear Innovation North America LLC, the City of San Antonio, NINA Texas 3 LLC and NINA Texas 4 LLC.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on March 2, 2010.
10.40*	Amended and Restated Executive Change-in-Control and General Severance Plan.	Filed herewith.
10.41†	Investment and Option Agreement by and among NINA Investments Holdings LLC, Nuclear Innovation North America LLC and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010.	Incorporated herein by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q filed on August 2, 2010.
10.42†	Parent Company Agreement by and among NRG Energy, Inc., Nuclear Innovation North America LLC, The Tokyo Electric Power Company and TEPCO Nuclear Energy America LLC, dated as of May 10, 2010.	Incorporated herein by reference to Exhibit 10.4 to the Registrant's quarterly report on Form 10-Q filed on August 2, 2010.
10.43(a)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010, by and among NRG LC Facility Company LLC, NRG Energy, Inc. and Citibank, N.A.	Incorporated herein by reference to Exhibit 10.2(a) the Registrant's current report on Form 8-K filed on July 1, 2010.
10.43(b)	Letter of Credit and Reimbursement Agreement, dated as of June 30, 2010, by and among NRG LC Facility Company LLC, NRG Energy, Inc. and Deutsche Bank AG, New York Bank.	Incorporated herein by reference to Exhibit 10.2(b) to the Registrant's current report on Form 8-K filed on July 1, 2010.
10.44*	The NRG Energy, Inc. Amended and Restated Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on April 28, 2017.
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
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 24, 2017.
10.60	Cooperation Agreement, dated as of February 13, 2017, by and among NRG Energy, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 13, 2017.
10.61	Cooperation Agreement, dated as of February 13, 2017, by and among NRG Energy, Inc., Bluescape Energy Partners LLC and BEP Special Situations 2 LLC.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 13, 2017.
10.62	Consent Agreement, dated as of May 22, 2017, by and among GenOn Energy, Inc., NRG Energy, Inc. and the holders of Notes signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to GenOn Energy, Inc. and GenOn Americas Generation, LLC's Current Report on Form 8-K filed on May 23, 2017.
10.63(a)
Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto, NRG Energy, Inc. and the noteholders signatory thereto.

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.63(b)
First Amendment, dated as of October 2, 2017, to the Restructuring Support and Lock-Up Agreement, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, NRG Energy, Inc. and the consenting noteholders party thereto.

Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.64(a)	Backstop Commitment Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.64(b)
Amended and Restated Backstop Commitment Letter, dated as of October 2, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the guarantors party thereto and backstop parties thereto.

Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2017.
10.65	Backstop Fee Letter, dated as of June 12, 2017, by and among GenOn Energy, Inc., GenOn Americas Generation, LLC, the subsidiaries signatory thereto and the noteholders signatory thereto.	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2017.
10.66	Consent Agreement, by and among GenOn, GAG and the Consenting Holders, dated as of October 30, 2017.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2017.

10.67	Settlement Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. on behalf of itself and the NRG Parties, GenOn Energy, Inc. on behalf of itself and the Debtors.	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2017.
10.68	Transition Services Agreement, dated as of December 14, 2017, by and between GenOn Energy, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2017.
10.69	Cooperation Agreement, dated as of December 14, 2017, by and between GenOn Energy, Inc. and NRG Energy, Inc.	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 18, 2017.
10.70	Pension Indemnity Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 18, 2017.
10.71	Employee Matters Agreement, dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on December 18, 2017.
10.72	Tax Matters Agreement, initially dated as of December 14, 2017, by and between NRG Energy, Inc. and GenOn Energy, Inc. and by Reorganized GenOn upon the Effective Date.	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on December 18, 2017.
10.73*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Officers.	Filed herewith.
10.74*	Form of NRG Energy, Inc. Long-Term Incentive Plan Relative Performance Stock Unit Agreement for Senior Vice Presidents.	Filed herewith.
10.75†
Consent and Indemnity Agreement, dated as of February 6, 2018, by and among NRG Energy, Inc., NRG Repowering Holdings LLC, NRG Yield, Inc., and GIP III Zephyr Acquisition Partners, L.P., and NRG Yield Operating LLC (solely with respect to Sections E.5, E.6 and G.12).

Incorporated herein by reference to Exhibit 10.34 to NRG Yield, Inc.'s Annual Report on Form 10-K filed on March 1, 2018.
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

^
This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request by the Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

By:	/s/ MAURICIO GUTIERREZ

Mauricio Gutierrez Chief Executive Officer

Date: March 1, 2018

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
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 1, 2018.

Signature	Title	Date
/s/ MAURICIO GUTIERREZ	President, Chief Executive Officer and	March 1, 2018
Mauricio Gutierrez	Director (Principal Executive Officer)
/s/ KIRKLAND B. ANDREWS	Chief Financial Officer	March 1, 2018
Kirkland B. Andrews	(Principal Financial Officer)
/s/ DAVID CALLEN	Chief Accounting Officer	March 1, 2018
David Callen	(Principal Accounting Officer)
/s/ LAWRENCE S. COBEN	Chairman of the Board	March 1, 2018
Lawrence S. Coben
/s/ E. SPENCER ABRAHAM	Director	March 1, 2018
E. Spencer Abraham
/s/ KIRBYJON H. CALDWELL	Director	March 1, 2018
Kirbyjon H. Caldwell
/s/ TERRY G. DALLAS	Director	March 1, 2018
Terry G. Dallas
/s/ WILLIAM E. HANTKE	Director	March 1, 2018
William E. Hantke
/s/ PAUL W. HOBBY	Director	March 1, 2018
Paul W. Hobby
/s/ ANNE C. SCHAUMBURG	Director	March 1, 2018
Anne C. Schaumburg
/s/ EVAN J. SILVERSTEIN	Director	March 1, 2018
Evan J. Silverstein
/s/ BARRY T. SMITHERMAN	Director	March 1, 2018
Barry T. Smitherman
/s/ THOMAS H. WEIDEMEYER	Director	March 1, 2018
Thomas H. Weidemeyer
/s/ C. JOHN WILDER	Director	March 1, 2018
C. John Wilder
/s/ WALTER R. YOUNG	Director	March 1, 2018
Walter R. Young