Form 10-Q
period 2018-06-30
NRG ENERGY, INC.
filed 2018-08-02
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2018

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
Yes ☐       No ☒
As of June 30, 2018, there were 303,429,305 shares of common stock outstanding, par value $0.01 per share.

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
GenOn Senior Notes
GenOn's $1.8 billion outstanding unsecured senior notes consisting of $691 million of 7.875% senior notes due 2017, $649 million of 9.5% senior notes due 2018, and $489 million of 9.875% senior notes due 2020

GenOn Settlement
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

HLBV	Hypothetical Liquidation at Book Value

IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IPA	Illinois Power Agency
IPPNY	Independent Power Producers of New York
ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG LTIP and the NRG GenOn LTIP
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass Market	Residential and small commercial customers
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NEPGA	New England Power Generators Association
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Yield	Reporting segment including the projects owned by NRG Yield, Inc.
NRG Yield 2019 Convertible Notes	$345 million aggregate principal amount of 3.50% Convertible Senior Notes due 2019 issued by NRG Yield, Inc.
NRG Yield 2020 Convertible Notes	$287.5 million aggregate principal amount of 3.25% Convertible Notes due 2020 issued by NRG Yield, Inc.
NRG Yield, Inc.	NRG Yield, Inc., the owner of 54.8% of the economic interests of NRG Yield LLC with a controlling interest, and issuer of publicly held shares of Class A and Class C common stock
NSR	New Source Review
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2
NYAG	State of New York Office of Attorney General
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange

NYSPSC	New York State Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PER	Peak Energy Rent
Petition Date	June 14, 2017
Pipeline	Projects that range from identified lead to shortlisted with an offtake, and represents a lower level of execution certainty.
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
RCRA	Resource Conservation and Recovery Act of 1976
REMA	NRG REMA LLC, which leases a 100% interest in the Shawville generating facility and 16.7% and 16.5% interests in the Keystone and Conemaugh generating facilities, respectively
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

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except for per share amounts)	2018	2017	2018	2017
Operating Revenues
Total operating revenues	$2,922	$2,701	$5,343	$5,083
Operating Costs and Expenses
Cost of operations	2,051	1,841	3,609	3,704
Depreciation and amortization	227	260	462	517
Impairment losses	74	63	74	63
Selling, general and administrative	211	221	402	481
Reorganization costs	23	—	43	—
Development costs	16	18	29	35
Total operating costs and expenses	2,602	2,403	4,619	4,800
Other income - affiliate	—	39	—	87
Gain on sale of assets	14	2	16	4
Operating Income	334	339	740	374
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	18	(3)	16	2
Other income/(expense), net	(20)	14	(23)	26
Loss on debt extinguishment, net	(1)	—	(3)	(2)
Interest expense	(202)	(247)	(369)	(471)
Total other expense	(205)	(236)	(379)	(445)
Income/(Loss) from Continuing Operations Before Income Taxes	129	103	361	(71)
Income tax expense/(benefit)	8	4	7	(1)
Income/(Loss) from Continuing Operations	121	99	354	(70)
Loss from discontinued operations, net of income tax	(25)	(741)	(25)	(775)
Net Income/(Loss)	96	(642)	329	(845)
Less: Net income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interests	24	(16)	(22)	(55)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$72	$(626)	$351	$(790)
Earnings/(Loss) per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	310	316	314	316
Income/(loss) from continuing operations per weighted average common share — basic	$0.31	$0.36	$1.20	$(0.05)
Income/(loss) from discontinued operations per weighted average common share — basic	$(0.08)	$(2.34)	$(0.08)	$(2.45)
Earnings/(Loss) per Weighted Average Common Share — Basic	$0.23	$(1.98)	$1.12	$(2.50)
Weighted average number of common shares outstanding — diluted	314	316	318	316
Income/(loss) from continuing operations per weighted average common share — diluted	$0.31	$0.36	$1.18	$(0.05)
Income/(loss) from discontinued operations per weighted average common share — diluted	$(0.08)	$(2.34)	$(0.08)	$(2.45)
Earnings/(Loss) per Weighted Average Common Share — Diluted	$0.23	$(1.98)	$1.10	$(2.50)
Dividends Per Common Share	$0.03	$0.03	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income/(loss)	$96	$(642)	$329	$(845)
Other comprehensive income/(loss), net of tax
Unrealized gain/(loss) on derivatives, net of income tax expense of $0, $0, $0, and $1	5	(5)	19	(1)
Foreign currency translation adjustments, net of income tax expense of $0, $0, $0, and $0	(4)	1	(6)	8
Available-for-sale securities, net of income tax expense of $0, $0, $0, and $0	1	1	1	1
Defined benefit plans, net of income tax expense of $0, $0, $0, and $0	(1)	27	(2)	27
Other comprehensive income	1	24	12	35
Comprehensive income/(loss)	97	(618)	341	(810)
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	26	(17)	(12)	(56)
Comprehensive income/(loss) attributable to NRG Energy, Inc.	71	(601)	353	(754)
Comprehensive income/(loss) available for common stockholders	$71	$(601)	$353	$(754)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(In millions, except shares)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$980	$991
Funds deposited by counterparties	71	37
Restricted cash	286	508
Accounts receivable, net	1,371	1,079
Inventory	485	532
Derivative instruments	851	626
Cash collateral paid in support of energy risk management activities	224	171
Accounts receivable - affiliate	57	95
Current assets - held for sale	100	115
Prepayments and other current assets	328	261
Total current assets	4,753	4,415
Property, plant and equipment, net	12,774	13,908
Other Assets
Equity investments in affiliates	1,055	1,038
Notes receivable, less current portion	15	2
Goodwill	539	539
Intangible assets, net	1,860	1,746
Nuclear decommissioning trust fund	694	692
Derivative instruments	426	172
Deferred income taxes	126	134
Non-current assets held-for-sale	50	43
Other non-current assets	655	629
Total other assets	5,420	4,995
Total Assets	$22,947	$23,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$952	$688
Accounts payable	975	881
Accounts payable - affiliate	29	33
Derivative instruments	709	555
Cash collateral received in support of energy risk management activities	72	37
Current liabilities held-for-sale	74	72
Accrued expenses and other current liabilities	719	890
Accrued expenses and other current liabilities - affiliate	133	161
Total current liabilities	3,663	3,317
Other Liabilities
Long-term debt and capital leases	14,821	15,716
Nuclear decommissioning reserve	274	269
Nuclear decommissioning trust liability	410	415
Deferred income taxes	17	21
Derivative instruments	285	197
Out-of-market contracts, net	195	207
Non-current liabilities held-for-sale	12	8
Other non-current liabilities	1,130	1,122
Total non-current liabilities	17,144	17,955
Total Liabilities	20,807	21,272
Redeemable noncontrolling interest in subsidiaries	69	78
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	8,481	8,376
Accumulated deficit	(5,920)	(6,268)
Less treasury stock, at cost — 116,267,484 and 101,580,045 shares, at June 30, 2018 and December 31, 2017, respectively	(2,871)	(2,386)
Accumulated other comprehensive loss	(60)	(72)
Noncontrolling interest	2,437	2,314
Total Stockholders’ Equity	2,071	1,968
Total Liabilities and Stockholders’ Equity	$22,947	$23,318
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In millions)	2018	2017
Cash Flows from Operating Activities
Net income/(loss)	$329	$(845)
Loss from discontinued operations, net of income tax	(25)	(775)
Income/(loss) from continuing operations	354	(70)
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	27	26
Depreciation, amortization and accretion	485	517
Provision for bad debts	31	18
Amortization of nuclear fuel	24	24
Amortization of financing costs and debt discount/premiums	27	29
Adjustment for debt extinguishment	3	—
Amortization of intangibles and out-of-market contracts	48	51
Amortization of unearned equity compensation	26	16
Impairment losses	89	63
Changes in deferred income taxes and liability for uncertain tax benefits	4	8
Changes in nuclear decommissioning trust liability	41	2
Changes in derivative instruments	(211)	7
Changes in collateral deposits in support of energy risk management activities	(18)	(189)
Gain on sale of emission allowances	(11)	11
Gain on sale of assets	(16)	(22)
Loss on deconsolidation of business	22	—
Changes in other working capital	(401)	(379)
Cash provided by continuing operations	524	112
Cash used by discontinued operations	—	(38)
Net Cash Provided by Operating Activities	524	74
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(284)	(16)
Capital expenditures	(691)	(542)
Decrease in notes receivable	4	8
Purchases of emission allowances	(22)	(30)
Proceeds from sale of emission allowances	34	59
Investments in nuclear decommissioning trust fund securities	(346)	(279)
Proceeds from the sale of nuclear decommissioning trust fund securities	303	277
Proceeds from renewable energy grants and state rebates	—	8
Proceeds from sale of assets, net of cash disposed of	18	35
Deconsolidation of business	(160)	—
Changes in investments in unconsolidated affiliates	(2)	(30)
Other	—	18
Cash used by continuing operations	(1,146)	(492)
Cash used by discontinued operations	—	(53)
Net Cash Used by Investing Activities	(1,146)	(545)
Cash Flows from Financing Activities
Payment of dividends to common and preferred stockholders	(19)	(19)
Payment for treasury stock	(500)	—
Net receipts from settlement of acquired derivatives that include financing elements	—	2
Proceeds from issuance of long-term debt	1,605	946
Payments for short and long-term debt	(848)	(530)
Increase in notes receivable from affiliate	—	(125)
Net contributions from noncontrolling interests in subsidiaries	222	14
Payment of debt issuance costs	(37)	(36)
Other - contingent consideration	—	(10)
Cash provided by continuing operations	423	242
Cash used by discontinued operations	—	(224)
Net Cash Provided by Financing Activities	423	18
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Change in Cash from discontinued operations	—	(315)
Net Decrease in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	(199)	(146)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,536	1,386
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,337	$1,240
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of June 30, 2018, and the results of operations, comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2018 and 2017.
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

Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the allowance for doubtful accounts included in accounts receivable, net; accumulated depreciation included in property, plant and equipment, net; accumulated amortization included in intangible assets, net and accumulated amortization included in out-of-market contracts, net:

	June 30, 2018	December 31, 2017
	(In millions)
Accounts receivable allowance for doubtful accounts	$28	$28
Property, plant and equipment accumulated depreciation	4,534	4,465
Intangible assets accumulated amortization	1,443	1,818
Out-of-market contracts accumulated amortization	370	358
Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$980	$991	$752	$938
Funds deposited by counterparties	71	37	19	2
Restricted cash	286	508	469	446
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$1,337	$1,536	$1,240	$1,386
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
Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2017	$2,314
Dividends paid to NRG Yield, Inc. public shareholders	(61)
Distributions to noncontrolling interest	(34)
Comprehensive income attributable to noncontrolling interest	12
Non-cash adjustments to noncontrolling interest	8
Contributions from noncontrolling interest	295
Sale of assets to NRG Yield, Inc.	(8)
Deconsolidation of Ivanpah(a)	(89)
Balance as of June 30, 2018	$2,437
(a) See Note 9, Variable Interest Entities, or VIEs for further information regarding the deconsolidation of Ivanpah effective April 2018.

Redeemable Noncontrolling Interest
The following table reflects the changes in the Company's redeemable noncontrolling interest balance:

(In millions)
Balance as of December 31, 2017	$78
Distributions to redeemable noncontrolling interest	(2)
Contributions from redeemable noncontrolling interest	26
Non-cash adjustments to redeemable noncontrolling interest	(9)
Comprehensive loss attributable to redeemable noncontrolling interest	(24)
Balance as of June 30, 2018	$69
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
Capacity revenue contracts mainly consist of:
Capacity auctions — The Company's largest sources of capacity revenues are capacity auctions in PJM, ISO-NE, and NYISO. Both ISO-NE and PJM operate a pay-for-performance model where capacity payments are modified based on real-time performance, where NRG's actual revenues will be the combination of revenues based on the cleared auction MWs plus the net of any over- and under-performance of NRG's fleet. In addition, MISO has an annual auction, known as the Planning Resource Auction, or PRA. The Gulf Coast assets situated in the MISO market may participate in this auction. Estimated revenues for cleared auction MWs in the various capacity auctions are $578 million, $519 million, $410 million, $388 million and $168 million for fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.
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

Disaggregated Revenues
The following table represents the Company’s disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018, along with the reportable segment for each category:

	Three months ended June 30, 2018
		Generation
(In millions)	Retail	Gulf Coast	East/West	Subtotal	Renewables	NRG Yield	Eliminations	Total
Energy revenue(a)(b)	$—	$508	$144	$652	$79	$192	$(250)	$673
Capacity revenue(a)(b)	—	68	160	228	—	87	(2)	313
Retail revenue
Mass customers	1,380	—	—	—	—	—	(1)	1,379
Business solutions customers	437	—	—	—	—	—	—	437
Total retail revenue	1,817	—	—	—	—	—	(1)	1,816
Mark-to-market for economic hedging activities(c)	—	289	(15)	274	5	—	(264)	15
Contract amortization	—	4	—	4	—	(18)	—	(14)
Other revenue(a)(b)	—	42	18	60	29	46	(16)	119
Total operating revenue	1,817	911	307	1,218	113	307	(533)	2,922
Less: Lease revenue	6	—	1	1	96	267	—	370
Less: Derivative revenue	—	898	(1)	897	5	—	(264)	638
Less: Contract amortization	—	4	—	4	—	(18)	—	(14)
Total revenue from contracts with customers	$1,811	$9	$307	$316	$12	$58	$(269)	$1,928
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:
	Retail	Gulf Coast	East/West	Subtotal	Renewables	NRG Yield	Eliminations	Total
Energy revenue	$—	$—	$—	$—	$90	$182	$—	$272
Capacity revenue	—	—	—	—	—	85	—	85
Other revenue	6	—	1	1	6	—	—	13
(b) The following amounts of energy and capacity revenue relate to derivative instruments and are accounted for under ASC 815.
	Retail	Gulf Coast	East/West	Subtotal	Renewables	NRG Yield	Eliminations	Total
Energy revenue	$—	$610	$(30)	$580	$—	$—	$—	$580
Capacity revenue	—	—	39	39	—	—	—	39
Other revenue	—	(1)	5	4	—	—	—	4
(c) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815.

	Six months ended June 30, 2018
		Generation
(In millions)	Retail	Gulf Coast	East/West	Subtotal	Renewables	NRG Yield	Eliminations	Total
Energy revenue(a)(b)	$—	$879	$362	$1,241	$156	$306	$(411)	$1,292
Capacity revenue(a)(b)	—	135	300	435	—	169	(3)	601
Retail revenue
Mass customers	2,551	—	—	—	—	—	(2)	2,549
Business solutions customers	753	—	—	—	—	—	—	753
Total retail revenue	3,304	—	—	—	—	—	(2)	3,302
Mark-to-market for economic hedging activities(c)	(6)	(275)	(25)	(300)	(5)	—	220	(91)
Contract amortization	—	7	—	7	—	(35)	—	(28)
Other revenue(a)(b)	—	128	34	162	48	92	(35)	267
Total operating revenue	3,298	874	671	1,545	199	532	(231)	5,343
Less: Lease revenue	12	—	2	2	160	448	—	622
Less: Derivative revenue	(6)	710	79	789	(5)	—	220	998
Less: Contract amortization	—	7	—	7	—	(35)	—	(28)
Total revenue from contracts with customers	$3,292	$157	$590	$747	$44	$119	$(451)	$3,751
(a) The following amounts of energy and capacity revenue relate to leases and are accounted for under ASC 840:
	Retail	Gulf Coast	East/West	Subtotal	Renewables	NRG Yield	Eliminations	Total
Energy revenue	$—	$—	$—	$—	$151	$284	$—	$435
Capacity revenue	—	—	—	—	—	164	—	164
Other revenue	12	—	2	2	9	—	—	23
(b) The following amounts of energy and capacity revenue relate to derivative instruments and are accounted for under ASC 815.
	Retail	Gulf Coast	East/West	Subtotal	Renewables	NRG Yield	Eliminations	Total
Energy revenue	$—	$981	$31	$1,012	$—	$—	$—	$1,012
Capacity revenue	—	—	65	65	—	—	—	65
Other revenue	—	4	8	12	—	—	—	12
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

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of June 30, 2018:

(In millions)	June 30, 2018
Deferred customer acquisition costs	$102
Accounts receivable, net - Contracts with customers	1,187
Accounts receivable, net - Leases	152
Accounts receivable, net - Derivative instruments	32
Total accounts receivable, net	$1,371
Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	445
Deferred revenues	73
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
Recent Accounting Developments - Guidance Adopted in 2018
ASU 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU No. 2017-07.   Current GAAP does not indicate where the amount of net benefit cost should be presented in an entity’s income statement and does not require entities to disclose the amount of net benefit cost that is included in the income statement. The amendments of ASU No. 2017-07 require an entity to report the service cost component of net benefit costs in the same line item as other compensation costs arising from services rendered by the related employees during the applicable service period. The other components of net benefit cost are required to be presented separately from the service cost component and outside the subtotal of income from operations. Further, ASU No. 2017-07 prescribes that only the service cost component of net benefit costs is eligible for capitalization. The Company adopted the amendments of ASU No. 2017-07 effective January 1, 2018. In connection with the adoption of the standard, the Company has applied the guidance retrospectively which resulted in an increase in cost of operations of $4 million and $8 million with a corresponding increase in other income, net on the statement of operations for the three and six months ended June 30, 2017, respectively.
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
Note 3 — Acquisitions, Discontinued Operations and Dispositions
This footnote should be read in conjunction with the complete description under Note 3, Discontinued Operations, Acquisitions and Dispositions, to the Company's 2017 Form 10-K.
Acquisitions
XOOM Energy Acquisition — On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for approximately $219 million in cash, inclusive of approximately $54 million in payments for estimated working capital, which is subject to further adjustment. The acquisition increased NRG's retail portfolio by approximately 300,000 customers. The purchase price was provisionally allocated as follows: $2 million to cash, $8 million to restricted cash, $46 million to accounts receivable, $42 million to derivative assets, $169 million to customer relationships and contracts, $26 million to current and non-current assets, $25 million to accounts payable, $31 million to derivative liabilities, and $18 million to current and non-current liabilities.
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

Summarized results of discontinued operations were as follows:

	Three months ended June 30, 2018	Period from April 1, 2017 through June 14, 2017	Six months ended June 30, 2018	Period from January 1, 2017 through June 14, 2017
(In millions)
Operating revenues	$—	$265	$—	$646
Operating costs and expenses	—	(327)	—	(700)
Other expenses	—	(54)	—	(98)
Loss from operations of discontinued components, before tax	—	(116)	—	(152)
Income tax expense	—	8	—	9
Loss from operations of discontinued components	—	(124)	—	(161)
Interest income - affiliate	2	3	3	6
Loss from operations of discontinued components, net of tax	2	(121)	3	(155)
Pre-tax loss on deconsolidation	—	(208)	—	(208)
Settlement consideration and services credit	—	(289)	—	(289)
Pension and post-retirement liability assumption	1	(119)	1	(119)
Advisory and consulting fees	(1)	(4)	(2)	(4)
Other	(27)	—	(27)	—
Loss on disposal of discontinued components, net of tax	(27)	(620)	(28)	(620)
Loss from discontinued operations, net of tax	$(25)	$(741)	$(25)	$(775)

GenOn Settlement
Effective July 16, 2018, NRG and GenOn consummated the GenOn Settlement which accelerated certain terms contemplated by the plan of reorganization, as further described below. As a result, the Company paid GenOn approximately $125 million, which included (i) the settlement consideration of $261 million, (ii) the transition services credit of $28 million and (iii) the return of $15 million of collateral posted to NRG; offset by the (i) $151 million in borrowings under the intercompany secured revolving credit facility, (ii) related accrued interest and fees of $12 million, (iii) remaining payments due under the transition services agreement of $10 million and (iv) certain other balances due to NRG totaling $6 million. As of June 30, 2018, the Company had reserved for all amounts deemed to be uncollectible.
In order to facilitate the consummation of the GenOn Settlement, among other items, NRG assigned to GenOn approximately $8 million of historical claims against REMA in exchange for $4.2 million, which was credited as a reduction of the settlement payment. GenOn also indemnified NRG for any potential claims by REMA up to the amount of $10 million, and posted a letter of credit in that amount in favor of NRG as security for the indemnification. Other than those obligations which survive or are independent of the releases described herein, the GenOn Settlement provides NRG releases from GenOn and each of its debtor and non-debtor subsidiaries, excluding REMA.
Restructuring Support Agreement
Prior to the filing of GenOn's bankruptcy case, NRG, GenOn and certain holders representing greater than 93% in aggregate principal amount of GenOn’s Senior Notes and certain holders representing greater than 93% in aggregate principal amount of GenOn Americas Generation’s Senior Notes entered into a Restructuring Support Agreement that provided for a restructuring and recapitalization of the GenOn Entities through a prearranged plan of reorganization. In December 2017, the Bankruptcy Court approved the plan of reorganization, pursuant to an order of confirmation. Consummation of the plan of reorganization has not yet occurred and remains subject to the satisfaction or waiver of certain conditions precedent. Certain principal terms of the plan of reorganization are detailed below:

1)	The dismissal of certain prepetition litigation and full releases from GenOn and each of its debtor and non-debtor subsidiaries in favor of NRG, excluding REMA.

2)
NRG provided settlement cash consideration to GenOn of $261.3 million, paid in cash less amounts owed to NRG under the intercompany secured revolving credit facility. As of June 30, 2018, GenOn owed NRG approximately $151 million under the intercompany secured revolving credit facility, plus interest and fees accrued thereon. See Note 14, Related Party Transactions for further discussion of the intercompany secured revolving credit facility. The net liability for these amounts, along with the services credit described below, is recorded in accrued expenses and other current liabilities - affiliate as of June 30, 2018 and December 31, 2017.

3)
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization, which was paid in September 2017. GenOn’s pension liability as of June 30, 2018, was approximately $90 million. NRG will also retain the liability for GenOn’s post-employment and retiree health and welfare benefits, in an amount up to $25 million. These liabilities are recorded within other non-current liabilities as of June 30, 2018 and December 31, 2017.

4)
The shared services agreement between NRG and GenOn was terminated and replaced as of the plan confirmation date with a transition services agreement. Under the transition services agreement, NRG provided the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments. See Note 14, Related Party Transactions, for further discussion of the Services Agreement.

5)
NRG provided a credit of $28 million to GenOn to apply against amounts owed under the transition services agreement. The unused credit of approximately $18 million was paid in cash to GenOn. The credit was intended to reimburse GenOn for its payment of financing costs.

6)
NRG and GenOn also agreed to cooperate in good faith to maximize the value of certain development projects. Pursuant to this, GenOn made a one-time payment in the amount of $15 million to NRG in December 2017 as compensation for a purchase option with respect to the Canal 3 project. During the second quarter of 2018, NRG sold Canal 3 to Stonepeak Kestrel Holdings II LLC, or Stonepeak Kestrel, in conjunction with GenOn's sale of Canal Units 1 and 2 to Stonepeak Kestrel Holdings LLC. NRG reimbursed GenOn for $13.5 million of the one-time payment upon the closing of the sale of Canal 3.

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
Dispositions
On June 29, 2018, the Company completed the sale of Canal 3 to Stonepeak Kestrel for cash proceeds of approximately $16 million and recorded a gain of $17 million. Prior to the sale, Canal 3 entered into a financing arrangement and received cash proceeds of $167 million, of which $151 million was distributed to the Company. The related debt is non-recourse to NRG and was transferred to Stonepeak Kestrel in connection with the sale of Canal 3.
In addition, the Company completed other asset sales for $7 million of cash proceeds in the first half of 2018.
Transfers of Assets Under Common Control
On June 19, 2018, the Company completed the sale of the substantially completed assets of the UPMC Thermal Project to NRG Yield, Inc. for cash consideration of $84 million, subject to working capital adjustments.
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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$21	$18	$16	$15
Liabilities:
Long-term debt, including current portion (b)	15,969	16,163	16,603	16,894
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
(b) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$9,586	$6,577	$8,934	$7,960

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2018
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other non-current assets)	$22	$3	$—	$19
Nuclear trust fund investments:
Cash and cash equivalents	25	25	—	—
U.S. government and federal agency obligations	42	42	—	—
Federal agency mortgage-backed securities	97	—	97	—
Commercial mortgage-backed securities	16	—	16	—
Corporate debt securities	101	—	101	—
Equity securities	342	342	—	—
Foreign government fixed income securities	6	—	6	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,169	188	481	500
Interest rate contracts	108	—	108	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	65
Total assets	$1,994	$601	$809	$519
Derivative liabilities:
Commodity contracts	971	236	388	347
Interest rate contracts	23	—	23	—
Total liabilities	$994	$236	$411	$347

	As of December 31, 2017
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other non-current assets)	$22	$3	$—	$19
Nuclear trust fund investments:
Cash and cash equivalents	47	45	2	—
U.S. government and federal agency obligations	43	42	1	—
Federal agency mortgage-backed securities	82	—	82	—
Commercial mortgage-backed securities	14	—	14	—
Corporate debt securities	99	—	99	—
Equity securities	334	334	—	—
Foreign government fixed income securities	5	—	5	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	745	191	509	45
Interest rate contracts	53	—	53	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	68
Total assets	$1,513	$616	$765	$64
Derivative liabilities:
Commodity contracts	693	257	359	77
Interest rate contracts	59	—	59	—
Total liabilities	$752	$257	$418	$77

There were no transfers during the three and six months ended June 30, 2018 and 2017 between Levels 1 and 2. The following tables reconcile, for the three and six months ended June 30, 2018 and 2017, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2018			Six months ended June 30, 2018
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$19	$(22)	$(3)	$19	$(32)	$(13)
Contracts acquired in Xoom acquisition	—	12	12	—	12	12
Total losses — realized/unrealized:
Included in earnings	—	(21)	(21)	—	(19)	(19)
Purchases	—	(4)	(4)	—	(3)	(3)
Transfers into Level 3 (b)	—	193	193	—	197	197
Transfers out of Level 3 (b)	—	(5)	(5)	—	(2)	(2)
Ending balance as of June 30, 2018	$19	$153	$172	$19	$153	$172
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2018	—	20	20	—	17	17

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2017			Six months ended June 30, 2017
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$18	$(56)	$(38)	$17	$(68)	$(51)
Total gains — realized/unrealized:
Included in earnings	—	40	40	1	46	47
Included in nuclear decommissioning obligation	—	—	—	—	—	—
Purchases	—	5	5	—	9	9
Transfers into Level 3 (b)	—	3	3	—	(5)	(5)
Transfers out of Level 3 (b)	—	(3)	(3)	—	7	7
Ending balance as of June 30, 2017	$18	$(11)	$7	$18	$(11)	$7
Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2017	—	22	22	—	7	7

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of June 30, 2018, contracts valued with prices provided by models and other valuation techniques make up 39% of the total derivative assets and 35% of the total derivative liabilities.
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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of June 30, 2018 and December 31, 2017:

	Significant Unobservable Inputs
	June 30, 2018
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$481	$330	Discounted Cash Flow	Forward Market Price (per MWh)	$6	$198	$35
FTRs	19	17	Discounted Cash Flow	Auction Prices (per MWh)	(48)	47	—
	$500	$347

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$34	$65	Discounted Cash Flow	Forward Market Price (per MWh)	$10	$142	$33
FTRs	11	12	Discounted Cash Flow	Auction Prices (per MWh)	(28)	46	—
	$45	$77
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of June 30, 2018 and December 31, 2017:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)

The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of June 30, 2018, the credit reserve resulted in a $4 million decrease in fair value which is composed of a $1 million loss in OCI and a $3 million loss in interest expense. As of December 31, 2017, the credit reserve resulted in no change in fair value in operating revenue and cost of operations.
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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2017 Form 10-K. As of June 30, 2018, the Company's counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $289 million with net exposure of $112 million. NRG held collateral (cash and letters of credit) against those positions of $246 million. Approximately 77% of the Company's exposure before collateral is expected to roll off by the end of 2019. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a) (b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	76%
Financial institutions	24
Total as of June 30, 2018	100%

Net Exposure (a) (b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	76%
Non-Investment grade/Non-Rated	24
Total as of June 30, 2018	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $49 million as of June 30, 2018. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
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

Long Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, Gulf Coast load obligations, and wind and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates its credit exposure for these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of June 30, 2018, aggregate credit risk exposure managed by NRG to these counterparties was approximately $4.1 billion, including $2.5 billion related to assets of NRG Yield, Inc., for the next five years. This amount excludes potential credit exposures for projects with long-term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or treatment by regulatory agencies which NRG is unable to predict.
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
As of June 30, 2018, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities.
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

	As of June 30, 2018				As of December 31, 2017
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$25	$—	$—	—	$47	$—	$—	—
U.S. government and federal agency obligations	42	1	—	14	43	1	—	11
Federal agency mortgage-backed securities	97	—	3	23	82	1	1	23
Commercial mortgage-backed securities	16	—	1	22	14	—	—	20
Corporate debt securities	101	1	2	10	99	2	1	11
Equity securities	407	272	—	—	402	272	—	—
Foreign government fixed income securities	6	—	—	8	5	—	—	9
Total	$694	$274	$6		$692	$276	$2

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Six months ended June 30,
	2018	2017
	(In millions)
Realized gains	$7	$3
Realized losses	6	3
Proceeds from sale of securities	$303	$277

Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2017 Form 10-K.
Energy-Related Commodities
As of June 30, 2018, NRG had energy-related derivative instruments extending through 2031. The Company marks these derivatives to market through the statement of operations.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of June 30, 2018, NRG had interest rate derivative instruments on recourse debt extending through 2021, which are not designated as cash flow hedges. The Company had interest rate swaps on non-recourse debt extending through 2041, a portion of which are designated as cash flow hedges.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of June 30, 2018 and December 31, 2017. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		June 30, 2018	December 31, 2017
Category	Units	(In millions)
Emissions	Short Ton	2	1
Coal	Short Ton	12	21
Natural Gas	MMBtu	(551)	(17)
Power	MWh	16	14
Capacity	MW/Day	(1)	(1)
Interest	Dollars	$4,016	$3,876
Equity	Shares	—	1
The increase in the natural gas position was primarily the result of additional generation hedge positions.
Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Derivatives Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	$3	$1	$2	$5
Interest rate contracts long-term	23	11	5	11
Total Derivatives Designated as Cash Flow or Fair Value Hedges	26	12	7	16
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	16	9	5	15
Interest rate contracts long-term	66	32	11	28
Commodity contracts current	832	616	702	535
Commodity contracts long-term	337	129	269	158
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	1,251	786	987	736
Total Derivatives	$1,277	$798	$994	$752

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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of June 30, 2018	(In millions)
Commodity contracts:
Derivative assets	$1,169	$(817)	$(50)	$302
Derivative liabilities	(971)	817	98	(56)
Total commodity contracts	198	—	48	246
Interest rate contracts:
Derivative assets	108	(3)	—	105
Derivative liabilities	(23)	3	—	(20)
Total interest rate contracts	85	—	—	85
Total derivative instruments	$283	$—	$48	$331

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$745	$(578)	$(11)	$156
Derivative liabilities	(693)	578	73	(42)
Total commodity contracts	52	—	62	114
Interest rate contracts:
Derivative assets	53	(3)	—	50
Derivative liabilities	(59)	3	—	(56)
Total interest rate contracts	(6)	—	—	(6)
Total derivative instruments	$46	$—	$62	$108
Accumulated Other Comprehensive Loss
The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Interest Rate Contracts
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Accumulated OCI beginning balance	$(31)	$(61)	$(54)	$(66)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	3	3	7	6
Mark-to-market of cash flow hedge accounting contracts	5	(9)	24	(7)
Accumulated OCI ending balance, net of $5, and $16 tax	$(23)	$(67)	$(23)	$(67)
Losses expected to be realized from OCI during the next 12 months, net of $1 tax	$8		$8
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(3)	$22	$(1)	$25
Reversal of acquired (gain)/loss positions related to economic hedges	(1)	1	(1)	1
Net unrealized (losses)/gains on open positions related to economic hedges	(67)	36	127	15
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(71)	59	125	41
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(3)	(4)	(6)	(19)
Net unrealized gains on open positions related to trading activity	8	16	19	17
Total unrealized mark-to-market gains/(losses) for trading activity	5	12	13	(2)
Total unrealized (losses)/gains	$(66)	$71	$138	$39

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Unrealized gains/(losses) included in operating revenues	$20	$53	$(78)	$157
Unrealized (losses)/gains included in cost of operations	(86)	18	216	(118)
Total impact to statement of operations — energy commodities	$(66)	$71	$138	$39
Total impact to statement of operations — interest rate contracts	$13	$(24)	$61	$(19)
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the six months ended June 30, 2018, the $127 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases of ERCOT heat rate and ERCOT electricity contracts due to ERCOT heat rate expansion and increases in ERCOT power prices.
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
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of June 30, 2018, was $31 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of June 30, 2018, was $3 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $4 million as of June 30, 2018.
See Note 4, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 7 — Impairments
2018 Impairment Losses
Keystone and Conemaugh — On June 29, 2018, the Company entered into an agreement to sell its approximately 3.7% interests in the Keystone and Conemaugh generating stations. NRG recorded impairment losses of $14 million for Keystone and $14 million for Conemaugh to adjust the carrying amount of the assets to fair value based on the contractual sale price. The transaction is expected to close in the third quarter of 2018.
Dunkirk — During the second quarter of 2018, NRG ceased its development of the project to add gas capability at the Dunkirk generating station. The project was put on hold in 2015 pending the resolution of a lawsuit filed by Entergy Corporation against the NYPSC which challenged the legality of the Dunkirk contract. The lawsuit was later dropped and development continued, but the delay imposed a new requirement on Dunkirk to enter into the NYISO interconnection process. The NYISO studies have shown that it would cause the Company to incur a material increase in costs. In addition, the interconnection upgrades that the NYISO has identified may not be ready until December 2023, which represents a significant delay the project schedule. This caused the Company to record an impairment loss of $46 million, reducing the carrying amount of the related assets to $0.
2017 Impairment Losses
Bacliff Project — On June 16, 2017, NRG Texas Power LLC provided notice to BTEC New Albany, LLC that it was exercising its right to terminate the Amended and Restated Membership Interest Purchase Agreement, or MIPA, due to the Bacliff Project, a new peaking facility at the former P.H. Robinson Electric Generating Station, not achieving commercial completion by the contractual expiration date of May 31, 2017. As a result of the MIPA termination, the Company recorded an impairment loss of $41 million to reduce the carrying amount of the related construction in progress to $0 during the second quarter of 2017. Subsequent to the MIPA termination, BTEC filed claims against NRG Texas Power LLC with respect to the termination of the MIPA and NRG filed counterclaims against BTEC as further described in Note 15, Commitments and Contingencies. On June 7, 2018, the parties resolved all claims and counterclaims in the lawsuit.
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

Note 8 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2017 Form 10-K. Long-term debt and capital leases consisted of the following:

(In millions, except rates)	June 30, 2018	December 31, 2017	June 30, 2018 interest rate % (a)

Recourse debt:
Senior Notes, due 2022	$977	$992	6.250
Senior Notes, due 2024	733	733	6.250
Senior Notes, due 2026	1,000	1,000	7.250
Senior Notes, due 2027	1,250	1,250	6.625
Senior Notes, due 2028	841	870	5.750
Convertible Senior Notes, due 2048	575	—	2.750
Revolving loan facility, due 2018 and 2021	26	—	L+1.75
Term loan facility, due 2023	1,862	1,872	L+1.75
Tax-exempt bonds	465	465	4.125 - 6.00
Subtotal recourse debt	7,729	7,182
Non-recourse debt:
NRG Yield, Inc. Convertible Senior Notes, due 2019	345	345	3.500
NRG Yield, Inc. Convertible Senior Notes, due 2020	288	288	3.250
NRG Yield Operating LLC Senior Notes, due 2024	500	500	5.375
NRG Yield Operating LLC Senior Notes, due 2026	350	350	5.000
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility, due 2023(b)	—	55	L+1.75
El Segundo Energy Center, due 2023	369	400	L+1.75 - L+2.375
Marsh Landing, due 2023	305	318	L+2.125
Alta Wind I - V lease financing arrangements, due 2034 and 2035	901	926	5.696 - 7.015
Walnut Creek, term loans due 2023	254	267	L+1.625
Utah Portfolio, due 2022	273	278	various
Tapestry, due 2021	155	162	L+1.625
CVSR, due 2037	731	746	2.339 - 3.775
CVSR HoldCo, due 2037	188	194	4.680
Alpine, due 2022	133	135	L+1.750
Energy Center Minneapolis, due 2031, 2033, 2035 and 2037	328	208	various
Viento, due 2023	154	163	L+3.00
Buckthorn Solar, due 2018 and 2025	132	169	L+1.750
NRG Yield - other	564	579	various
Subtotal NRG Yield debt (non-recourse to NRG) (c)	5,970	6,083
Ivanpah, due 2033 and 2038 (e)	—	1,073	2.285 - 4.256
Carlsbad Energy Project (c)	513	427	L+1.625 - 4.120
Agua Caliente, due 2037	812	818	2.395 - 3.633
Agua Caliente Borrower 1, due 2038	86	89	5.430
Cedro Hill, due 2025 (c)	144	151	L+1.75
Midwest Generation, due 2019	108	152	4.390
NRG Other Renewables (c)	623	478	various
NRG Other	107	180	various
Subtotal other NRG non-recourse debt	2,393	3,368
Subtotal all non-recourse debt	8,363	9,451
Subtotal long-term debt (including current maturities)	16,092	16,633
Capital leases	3	5	various
Subtotal long-term debt and capital leases (including current maturities)	16,095	16,638
Less current maturities(d)	(952)	(688)
Less debt issuance costs	(199)	(204)
Discounts	(123)	(30)
Total long-term debt and capital leases	$14,821	$15,716

(a) As of June 30, 2018, L+ equals 3-month LIBOR plus x%, except for Carlsbad, the Buckthorn Solar and Utah Solar Portfolio where L+ equals 1 month LIBOR plus x% and Viento where L+ equals 6-month LIBOR plus x%.
(b) Applicable rate is determined by the Borrower Leverage Ratio, as defined in the credit agreement.
(c) Debt associated with the asset sales announced in February 2018.
(d) The NRG Yield, Inc. Convertible Senior Notes, due 2019, become due in February 2019 and are recorded in current maturities as of June 30, 2018.
(e) The Company deconsolidated Ivanpah during the second quarter of 2018.

Recourse Debt
2023 Term Loan Facility
On March 21, 2018, NRG repriced the 2023 Term Loan Facility, reducing the interest rate margin by 50 basis points to LIBOR plus 1.75% and reducing the LIBOR floor to 0.00%.

Senior Notes

Issuance of 2048 Convertible Senior Notes
During the second quarter of 2018, NRG issued $575 million in aggregate principal amount of 2.75% Convertible Senior Notes due 2048, or the Convertible Notes. The Convertible Notes are convertible, under certain circumstances, into the Company's common stock, cash or a combination thereof (at NRG's option) at an initial conversion price of $47.74 per common share, which is equivalent to an initial conversion rate of approximately 20.9479 shares of common stock per $1,000 principal amount of Convertible Notes. Interest on the Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2018. The Convertible Notes mature on June 1, 2048, unless earlier repurchased, redeemed or converted in accordance with their terms. The Convertible Notes are guaranteed by certain NRG subsidiaries. Prior to the close of business on the business day immediately preceding December 1, 2024, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter during specified periods as follows:
•from December 1, 2024 until the close of business on the second scheduled trading day immediately before June 1, 2025; and
•from December 1, 2047 until the close of business on the second scheduled trading day immediately before the maturity date.
The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The carrying amount of the liability component at issuance date of $472 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $103 million was allocated to the equity component with offset to debt discount. The debt discount will be amortized to interest expense using the effective interest method over seven years which is determined to be the expected life of the Convertible Notes.
The Company incurred approximately $12 million in transaction costs in connection with the issuance of the notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $9.5 million, allocated to the liability component, were recognized as deferred financing costs and are amortized over the seven years. Transaction costs of $2 million, allocated to the equity component, were recognized as a reduction of additional paid-in capital.
Senior Note Repurchases
In connection with the Transformation Plan, the Company has committed to reduce its debt balance by an additional $640 million to achieve a target net debt to adjusted EBITDA credit ratio of 3.0/1. The following open market senior note repurchases were completed to assist in achieving this target.
In connection with the repurchases during the six months ended June 30, 2018, a $1 million loss on debt extinguishment was recorded, which included the write-off of previously deferred financing costs of $1 million.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
In millions, except rates
5.750% senior notes due 2028	$29	$30	99.24%
6.250% senior notes due 2022	14	15	103.25%
Total at June 30, 2018	$43	$45
6.250% senior notes due 2022	6	6	103.25%
5.750% senior notes due 2028	20	21	99.13%
6.625% senior notes due 2027	20	21	103.06%
Total at August 2, 2018	$89	$93
(a) Includes payment for accrued interest of $1 million.

Non-recourse Debt
NRG Yield LLC and NRG Yield Operating LLC Revolving Credit Facility
NRG Yield LLC and its direct wholly owned subsidiary, NRG Yield Operating LLC, are parties to a senior secured revolving credit facility, which can be used for cash and for the issuance of letters of credit. On April 30, 2018, NRG Yield LLC and NRG Yield Operating LLC refinanced the revolving credit facility, which extended the maturity of the facility to April 28, 2023, and decreased the overall cost of borrowing from L+ 2.50% to L+1.75%. At June 30, 2018, there was $67 million of letters of credit issued under the revolving credit facility and no outstanding borrowings on the revolver.
Project Financings
Thermal Financing
On June 19, 2018, NRG Energy Center Minneapolis, a subsidiary of NRG Yield LLC, entered into an amended and restated Thermal note purchase and private shelf agreement whereas it authorized the issuance of the Series E Notes, Series F Notes, Series G Notes, and Series H Notes, as further described in the table below:

	Amount	Interest Rate
In millions, except rates
Energy Center Minneapolis Series E Notes, due 2033	$70	4.80%
Energy Center Minneapolis Series F Notes, due 2033	10	4.60%
Energy Center Minneapolis Series G Notes, due 2035	83	5.90%
Energy Center Minneapolis Series H Notes, due 2037	40	4.83%
Total proceeds	$203
Repayment of Energy Center Minneapolis Series C Notes, due 2025	(83)	5.95%
Net borrowings	$120
The Series G Notes were used to refinance the Series C Notes due 2025. The amended and restated Thermal note purchase and private shelf agreement also established a private shelf facility for the future issuance of notes in the amount of $40 million.
Rosamond Financing
On June 4, 2018, Rosamond Solar Portfolio, LLC entered into a financing agreement with financial institutions for a $118 million construction loan, which will convert to a term loan upon completion of project construction and a $175 million investment tax credit, or ITC, bridge loan, both of which have an interest rate of LIBOR plus 1.75%, as well as a letter of credit facility with availability of up to $33 million. The ITC bridge loan is expected to be repaid with proceeds from a tax equity arrangement by April 30, 2019. The term loan matures on April 30, 2034. As of June 30, 2018, $83 million and $5 million had been borrowed under the construction loan and the ITC bridge loan, respectively.
Agua Caliente Project Financing
On February 17, 2017, Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC, or Agua Caliente Holdco, the indirect owners of 51% of the Agua Caliente solar facility, issued $130 million of senior secured notes under the Agua Caliente Holdco Financing Agreement, or 2038 Agua Caliente Holdco Notes, that bear interest at 5.43% and mature on December 31, 2038. As described in Note 3, Acquisitions, Discontinued Operations and Dispositions, on March 27, 2017, NRG Yield, Inc. acquired Agua Caliente Borrower 2 LLC from NRG. The debt is joint and several with respect to Agua Caliente Borrower 1 LLC and Agua Caliente Borrower 2 LLC and is secured by the equity interests of each borrower in the Agua Caliente solar facility.
Carlsbad Project Financing
On May 26, 2017, Carlsbad Energy Holdings, LLC entered into a note payable agreement with financial institutions for the issuance of up to $407 million of senior secured notes that bear interest at a rate of 4.12%, and mature on October 31, 2038, and a credit agreement for a $194 million construction loan, that will convert to a term loan upon completion of the project as well as a letter of credit facility with an aggregate principal amount not to exceed $83 million, and a working capital loan facility with an aggregate principal amount not to exceed $4 million. As of June 30, 2018, $513 million was outstanding under both the note and the construction loan.

Note 9 — Variable Interest Entities, or VIEs
Entities that are not Consolidated
NRG has interests in entities that are considered VIEs under ASC 810, Consolidation, but NRG is not considered the primary beneficiary.  NRG accounts for its interests in these entities under the equity method of accounting.
Utility-Scale Solar Portfolio — Through its consolidated subsidiary, NRG Yield, Inc., the Company has equity interests in Four Brothers Solar, LLC, Granite Mountain Holdings, LLC, and Iron Springs Holdings, LLC, which are accounted for as equity method investments as the Company does not have a controlling financial interest. The assets have 20-year PPAs with PacifiCorp. NRG's maximum exposure to loss is limited to its equity investment, which was $338 million as of June 30, 2018.
GenConn Energy LLC — Through its consolidated subsidiary, NRG Yield, Inc., the Company owns a 50% interest in GCE Holding LLC, the owner of GenConn, which owns and operates two 190-MW peaking generation facilities in Connecticut at NRG's Devon and Middletown sites. NRG's maximum exposure to loss is limited to its equity investment, which was $100 million as of June 30, 2018.
Ivanpah Master Holdings LLC — Through its consolidated subsidiary, NRG Solar Ivanpah LLC, the Company owns a 54.6% interest in Ivanpah Master Holdings LLC, or Ivanpah, the owner of three solar electric generating projects located in the Mojave Desert with a total capacity of 392 MW. The projects were funded in large part by loans guaranteed by the U.S. DOE and equity from the projects' partners. During the first quarter of 2018, all interested parties sought a restructuring of Ivanpah's debt in order to avoid a potential event of default with respect to the loans in connection with several recent events, including the planned sale of NRG's renewables platform. Ensuing negotiations culminated in a settlement during the second quarter of 2018 between the parties which resulted in certain transactions, including the release of reserves totaling $95 million to fund equity distributions to the partners, which reduced the equity at risk, and the prepayment of certain of the debt balance outstanding, and the amendment of certain of Ivanpah's governing documents. The equity distributions and prepayment of debt were funded by the agreed upon release of reserve funds. These events were considered to be a reconsideration event in accordance with ASC 810, Consolidations. As a result, NRG determined that it is not the primary beneficiary and deconsolidated Ivanpah. NRG recognized a loss of $22 million on the deconsolidation and subsequent recognition of Ivanpah as an equity method investment during the six months ended June 30, 2018. The deconsolidation of Ivanpah reduced the Company's assets by approximately $1.3 billion, which was primarily property, plant and equipment, and reduced the Company's liabilities by $1.2 billion, which was primarily long-term debt. NRG's maximum exposure to loss is limited to its equity investment, which was $57 million as of June 30, 2018.
Entities that are Consolidated
The Company has a controlling financial interest in certain entities which have been identified as VIEs under ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases and wind facilities eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies to the Company's 2017 Form 10-K. For one of the tax equity arrangements, the Company has a deficit restoration obligation equal to $83 million as of June 30, 2018, which would be required to be funded if the arrangement were to be dissolved.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Current assets	$191	$118
Net property, plant and equipment	2,709	2,337
Other long-term assets	660	658
Total assets	3,560	3,113
Current liabilities	119	96
Long-term debt	814	661
Other long-term liabilities	211	209
Total liabilities	1,144	966
Redeemable noncontrolling interest	69	78
Noncontrolling interest	660	507
Net assets less noncontrolling interest	$1,687	$1,562

Note 10 — Changes in Capital Structure
As of June 30, 2018 and December 31, 2017, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2017	418,323,134	(101,580,045)	316,743,089
Shares issued under LTIPs	1,373,655	—	1,373,655
Shares issued under ESPP	—	175,862	175,862
Shares repurchased	—	(14,863,301)	(14,863,301)
Balance as of June 30, 2018	419,696,789	(116,267,484)	303,429,305
Employee Stock Purchase Plan
In January 2018, 175,862 shares of common stock were issued to employee accounts from treasury stock for the offering period of July 1, 2017, to December 31, 2017. In January 2018, NRG suspended the ESPP.
Share Repurchases
In February 2018, the Company's board of directors authorized the Company to repurchase $1 billion of its common stock, with the first $500 million program beginning as soon as permitted. The following repurchases have been made during the six months ended June 30, 2018.

	Total number of shares purchased	Average price paid per share (a)	Amounts paid for shares purchased (in millions) (a)
Board Authorized Share Repurchases
First Quarter 2018	3,114,748		$93
Second Quarter 2018 (b)	11,748,553		407
Total Board Authorized Share Repurchases as of June 30, 2018	14,863,301		$500
July 2018	860,880		—
Total Board Authorized Share Repurchases as of August 2, 2018	15,724,181	$31.80	$500
(a) The average price paid per share and amounts paid for shares purchased exclude the commissions of $0.01 per share paid in connection with the share repurchase.
(b) The share repurchases for the second quarter include 9,969,023 of the shares repurchased through the ASR Agreement, as described below.
Accelerated Share Repurchase
On May 24, 2018, the Company executed an accelerated share repurchase agreement, or ASR Agreement, with a financial institution to repurchase a total of $354 million of outstanding common stock based on a volume weighted average price. The Company received initial shares of 9,969,023, which were recorded in treasury stock at fair value based on the closing price of $343 million, with the remaining $11 million recorded in additional paid in capital, representing the value of the forward contract to purchase additional shares. In July 2018, the financial institution delivered the remaining shares pursuant to the ASR Agreement and the Company received an additional 860,880 shares. The average price paid for all of the shares delivered under the ASR Agreement was $32.69 per share. Upon receipt of the additional shares, the Company transferred the $11 million from additional paid in capital to treasury stock.
NRG Common Stock Dividends
The following table lists the dividends paid during the six months ended June 30, 2018:

	Second Quarter 2018	First Quarter 2018
Dividends per Common Share	$0.03	$0.03
On July 18, 2018, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable August 15, 2018, to stockholders of record as of August 1, 2018, representing $0.12 per share on an annualized basis.
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

	Three months ended June 30,		Six months ended June 30,
In millions, except per share data	2018	2017	2018	2017
Basic income/(loss) per share attributable to NRG Energy, Inc. common stockholders
Net income/(loss) attributable to NRG Energy, Inc.	$72	$(626)	$351	$(790)
Weighted average number of common shares outstanding - basic	310	316	314	316
Earnings/(loss) per weighted average common share — basic	$0.23	$(1.98)	$1.12	$(2.50)
Diluted income/(loss) per share attributable to NRG Energy, Inc. common stockholders
Weighted average number of common shares outstanding - diluted	310	316	314	316
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	4	—	4	—
Total dilutive shares	314	316	318	316
Earnings/(loss) per weighted average common share — diluted	$0.23	$(1.98)	$1.10	$(2.50)
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
In millions of shares	2018	2017	2018	2017
Equity compensation plans	—	6	1	6
Total	—	6	1	6

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
During 2017, NRG Yield acquired several projects totaling 555 MW from NRG. On March 30, 2018, the Company sold to NRG Yield, Inc. 100% of NRG's interests in Buckthorn Renewables, LLC, which owns a 154 MW construction-stage utility-scale solar generation project, located in Texas. These acquisitions were treated as a transfer of entities under common control and accordingly, all historical periods have been recast to reflect the acquisitions as if they had occurred at the beginning of the financial statement period.
On June 14, 2017, as described in Note 3, Acquisitions, Discontinued Operations and Dispositions, NRG deconsolidated GenOn for financial reporting purposes. The financial information for all historical periods have been recast to reflect the presentation of GenOn as discontinued operations within the corporate segment.
NRG’s chief operating decision maker, its chief executive officer, evaluates the performance of its segments based on operational measures including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, free cash flow and capital for allocation, as well as net income/(loss).

	Retail(a)	Generation(a)	Renewables(a)	NRG Yield	Corporate(a)	Eliminations	Total
Three months ended June 30, 2018	(In millions)
Operating revenues(a)	$1,817	$1,218	$113	$307	$7	$(540)	$2,922
Depreciation and amortization	31	66	40	82	8	—	227
Impairment losses	—	74	—	—	—	—	74
Reorganization costs	1	3	3	—	16	—	23
Equity in earnings/(losses) of unconsolidated affiliates	—	—	5	29	—	(16)	18
(Loss)/income from continuing operations before income taxes	(84)	273	(17)	103	(134)	(12)	129
(Loss)/income from continuing operations	(84)	272	(12)	96	(139)	(12)	121
Loss from discontinued operations, net of tax	—	—	—	—	(25)	—	(25)
Net (Loss)/Income	(84)	272	(12)	96	(164)	(12)	96
(Loss)/Income attributable to NRG Energy, Inc.	$(88)	$272	$(35)	$73	$(244)	$94	$72
Total assets as of June 30, 2018	$7,217	$4,306	$4,117	$8,448	$9,675	$(10,816)	$22,947

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$2	$546	$9	$—	$(17)	$—	$540

	Retail(a)	Generation(a)	Renewables(a)	NRG Yield	Corporate(a)	Eliminations	Total
Three months ended June 30, 2017	(In millions)
Operating revenues(a)	$1,603	$882	$119	$288	$3	$(194)	$2,701
Depreciation and amortization	29	95	49	79	8	—	260
Impairment losses	—	41	22	—	—	—	63
Equity in (losses)/earnings of unconsolidated affiliates	—	(15)	(2)	16	3	(5)	(3)
Income/(loss) from continuing operations before income taxes	330	(89)	(51)	52	(134)	(5)	103
Income/(loss) from continuing operations	341	(90)	(46)	44	(145)	(5)	99
Loss from discontinued operations, net of tax	—	—	—	—	(741)	—	(741)
Net Income/(Loss)	341	(90)	(46)	44	(886)	(5)	(642)
Net Income/(Loss) attributable to NRG Energy, Inc.	$341	$(90)	$(21)	$38	$(919)	$25	$(626)

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$1	$171	$3	$—	$19	$—	$194

	Retail(a)	Generation(a)	Renewables(a)	NRG Yield	Corporate(a)	Eliminations	Total
Six months ended June 30, 2018	(In millions)
Operating revenues(a)	$3,298	$1,545	$199	$532	$9	$(240)	$5,343
Depreciation and amortization	59	133	90	163	17	—	462
Impairment losses	—	74	—	—	—	—	74
Reorganization costs	4	7	3	—	29	—	43
Equity in earnings/(losses) of unconsolidated affiliates	—	2	5	33	(1)	(23)	16
Income/(Loss) from continuing operations before income taxes	861	(264)	(56)	102	(260)	(22)	361
Income/(Loss) from continuing operations	861	(265)	(45)	96	(271)	(22)	354
Income from discontinued operations, net of tax	—	—	—	—	(25)	—	(25)
Net Income/(Loss)	861	(265)	(45)	96	(296)	(22)	329
Net Income/(Loss) attributable to NRG Energy, Inc.	$851	$(265)	$(33)	$94	$(392)	$96	$351

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$3	$239	$17	$—	$(19)	$—	$240

	Retail (a)	Generation(a)	Renewables(a)	NRG Yield	Corporate(a)	Eliminations	Total
Six months ended June 30, 2017
Operating revenues(a)	$2,938	$1,848	$213	$509	$11	$(436)	$5,083
Depreciation and amortization	57	192	96	156	16	—	517
Impairment losses	—	41	22	—	—	—	63
Equity in (losses)/earnings of unconsolidated affiliates	—	(28)	(3)	35	7	(9)	2
Income/(loss) from continuing operations before income taxes	303	(52)	(87)	49	(275)	(9)	(71)
Income/(loss) from continuing operations	311	(54)	(77)	42	(283)	(9)	(70)
Loss from discontinued operations, net of tax	—	—	—	—	(775)	—	(775)
Net Income/(loss)	311	(54)	(77)	42	(1,058)	(9)	(845)
Net Income/(loss) attributable to NRG Energy, Inc.	$311	$(54)	$(24)	$50	$(1,091)	$18	$(790)

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$11	$406	$4	$—	$15	$—	$436

Note 13 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended June 30,		Six months ended June 30,
In millions, except rates	2018	2017	2018	2017
Income/(Loss) before income taxes	$129	$103	$361	$(71)
Income tax expense/(benefit) from continuing operations	8	4	7	(1)
Effective tax rate	6.2%	3.9%	1.9%	1.4%
For the three and six months ended June 30, 2018, NRG's overall effective tax rate was different than the statutory rate of 21% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs from various wind facilities partially offset by the inclusion of consolidated partnerships and the current state tax expense.
For the three months ended June 30, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs and ITCs from various wind and solar facilities, respectively, partially offset by the inclusion of consolidated partnerships and current state tax expense.
For the six months ended June 30, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax expense for the change in valuation allowance and current state tax expense, partially offset by the generation of PTCs and ITCs from various wind and solar facilities, respectively.
Uncertain Tax Benefits
As of June 30, 2018, NRG has recorded a non-current tax liability of $39 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. For the six months ended June 30, 2018, NRG accrued an immaterial amount of interest relating to the uncertain tax benefits. As of June 30, 2018, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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

Note 14 — Related Party Transactions
Services Agreement and Transition Services Agreement with GenOn
The Company provides GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with GenOn, or the Services Agreement. The initial term of the Services Agreement was through December 31, 2013, with an automatic renewal absent a request for termination. The fee charged was determined based on a fixed amount as described in the Services Agreement and was calculated based on historical GenOn expenses prior to the NRG Merger. The annual fees under the Services Agreement were approximately $193 million and management has concluded that this method of charging overhead costs is reasonable. As described in Note 3, Acquisitions, Discontinued Operations and Dispositions, in connection with the Restructuring Support Agreement, NRG agreed to provide shared services to GenOn under the Services Agreement for an adjusted annualized fee of $84 million.
In December 2017, in conjunction with the confirmation of the GenOn Entities' plan of reorganization, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG provided the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments. GenOn provided notice to NRG of its intent to terminate the transition services agreement effective August 15, 2018 and in connection with the settlement agreement described in Note 3, Acquisitions, Discontinued Operations and Dispositions, all amounts owed and payable to NRG were settled against the $28 million credit provided for in the Restructuring Support Agreement. NRG may provide additional separation services that are necessary for or reasonably related to the operation of GenOn's business after such date, subject to NRG's prior written consent, not to be unreasonably withheld. For the three and six months ended June 30, 2018, NRG recorded approximately $21 million and $42 million, respectively, under the transition services agreement against selling, general and administrative expenses post-Chapter 11 Filing. For the three and six months ended June 30, 2017, NRG recorded other income - affiliate related to these services of $39 million and $87 million, respectively.
Credit Agreement with GenOn
NRG and GenOn are party to a secured intercompany revolving credit agreement.  The intercompany revolving credit agreement provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At June 30, 2018 and December 31, 2017, $45 million and $92 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. Additionally, as of June 30, 2018 and December 31, 2017, there were $151 million and $125 million, respectively, of loans outstanding under the intercompany secured revolving credit facility. In addition, the intercompany secured revolving credit facility contains customary covenants and events of default. As of June 30, 2018, GenOn was in default under the secured intercompany revolving credit agreement due to the filing of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn. As the Restructuring Support Agreement provided that the borrowings be repaid to NRG at or prior to emergence, NRG recorded its affiliate receivable for the amount outstanding net within accrued expenses and other current liabilities - affiliate on the consolidated balance sheet as of June 30, 2018. Interest continued to accrue during the pendency of the Chapter 11 Cases until July 2018, when all borrowings and related interest were settled against amounts owed by the Company to GenOn as further discussed in Note 3 , Acquisitions, Discontinued Operations and Dispositions, in connection with the settlement between NRG and GenOn.
Commercial Operations Agreement
NRG Power Marketing LLC has entered into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of June 30, 2018, derivative assets and liabilities associated with these transactions are recorded within NRG's derivative instruments balances on the consolidated balance sheet, with related revenues and costs within operating revenues and cost of operations, respectively. Additionally, as of June 30, 2018 and December 31, 2017, the Company had $24 million and $32 million, respectively, of cash collateral posted in support of energy risk management activities by GenOn.

Note 15 — Commitments and Contingencies
This footnote should be read in conjunction with the complete description under Note 22, Commitments and Contingencies, to the Company's 2017 Form 10-K.
Commitments
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn and EME (including Midwest Generation) acquisitions, assets held by NRG Yield, Inc. and NRG's assets that have project-level financing, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of June 30, 2018, hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
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
Midwest Generation New Source Review Litigation — In 2009, the EPA and the Illinois Attorney General, or the Government Plaintiffs, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging violations of CAA PSD requirements and opacity and PM regulations. Several environmental groups intervened as plaintiffs in this litigation.  Midwest Generation moved to dismiss nine of the ten PSD counts. The trial court granted the motion in 2010.  Following the trial court ruling, the Government Plaintiffs appealed the trial court’s dismissals of their PSD claims.  Those PSD claim dismissals were affirmed by the U.S. Court of Appeals for the Seventh Circuit in 2013.   On May 10, 2018, the district court approved the Consent Decree settling this litigation and dismissed the case.  Pursuant to the Consent Decree, Midwest Generation has paid $500,000 to each of the State of Illinois and the Federal Government and has agreed to make and maintain certain operational improvements.

Telephone Consumer Protection Act Purported Class Actions — Three purported class action lawsuits have been filed against NRG Residential Solar Solutions, LLC — one in California and two in New Jersey.  The plaintiffs generally allege misrepresentation by the call agents and violations of the TCPA, claiming that the defendants engaged in a telemarketing campaign placing unsolicited calls to individuals on the “Do Not Call List.” The plaintiffs seek statutory damages of up to $1,500 per plaintiff, actual damages and equitable relief. On June 22, 2017, plaintiffs in the California case filed a motion for leave to file a second amended complaint to substitute new plaintiffs. Defendants filed an opposition to this motion on June 26, 2017. The court granted plaintiffs' motion to substitute new plaintiffs and on August 1, 2017, defendants filed an answer to the second amended complaint. On August 31, 2017, the court in the California case agreed that the litigation should be stayed pending final court approval of the New Jersey settlement. On July 12, 2017, the parties in one of the New Jersey actions reached an agreement in principle to resolve the class allegations which was confirmed by a term sheet signed by the parties on July 28, 2017. On September 27, 2017, plaintiffs in one of the New Jersey cases filed their motion for preliminary approval of the class settlement which was approved by the court on November 17, 2017. On May 14, 2018, the court entered a final order approving the class action settlement and dismissing the lawsuit, thereby ending the New Jersey lawsuits. On July 2, 2018, the court in the California case entered an order dismissing the lawsuit.
California Department of Water Resources and San Diego Gas & Electric Company v. Sunrise Power Company LLC — On January 29, 2016, CDWR and SDG&E filed a lawsuit against Sunrise Power Company, along with NRG and Chevron Power Corporation.  In June 2001, CDWR and Sunrise entered into a 10-year PPA under which Sunrise would construct and operate a generating facility and provide power to CDWR.  At the time the PPA was entered into, Sunrise had a transportation services agreement, or TSA, to purchase natural gas from Kern River through April 30, 2018.  In August 2003, CDWR entered into an agreement with Sunrise and Kern River in which CDWR accepted assignment of the TSA through the term of the PPA.  After the PPA expired, Kern River demanded that any reassignment be to a party which met certain creditworthiness standards which Sunrise did not.  As such, the plaintiffs brought this lawsuit against the defendants alleging breach of contract, breach of covenant of good faith and fair dealing and improper distributions.  Plaintiffs generally claim damages of $1.2 million per month for the remaining 70 months of the TSA. On April 20, 2016, the defendants filed objections in response to the plaintiffs' complaint. The objections were granted on June 14, 2016; however, the plaintiffs were allowed to file amended complaints on July 1, 2016. On July 27, 2016, defendants filed objections to the amended complaints. On November 18, 2016, the court sustained the objections and allowed plaintiffs another opportunity to file a second amended lawsuit which they did on January 13, 2017. On April 21, 2017, the court issued an order sustaining the objections without leave to amend. On July 14, 2017, CDWR filed a notice of appeal. On January 10, 2018, CDWR filed its appellate brief. Defendants filed their opposition brief on April 10, 2018. On May 30, 2018, CDWR filed their reply brief.
Braun v. NRG Yield, Inc. — On April 19, 2016, plaintiffs filed a putative class action lawsuit against NRG Yield, Inc., the current and former members of its board of directors individually, and other parties in California Superior Court in Kern County, CA.  Plaintiffs allege various violations of the Securities Act due to the defendants’ alleged failure to disclose material facts related to low wind production prior to the NRG Yield, Inc.'s June 22, 2015 Class C common stock offering.  Plaintiffs seek compensatory damages, rescission, attorney’s fees and costs. The Defendants filed demurrers and a motion challenging jurisdiction on October 18, 2016. On July 30, 2018, the plaintiffs filed an opposition to the defendants’ motion to quash service of the summons and an opposition to the defendants’ demurrer.
Griffoul v. NRG Residential Solar Solutions — On February 28, 2017, plaintiffs, consisting of New Jersey residential solar customers, filed a purported class action lawsuit in New Jersey state court.  Plaintiffs allege violations of the New Jersey Consumer Fraud Action and Truth-in-Consumer Contracts, Warranty and Notice Act with regard to certain provisions of their residential solar contracts.  The plaintiffs seek damages and injunctive relief as to the proper allocation of the solar renewable energy credits. On June 6, 2017, the defendants filed a motion to compel arbitration or dismiss the lawsuit. Plaintiffs filed their opposition on June 29, 2017. On July 14, 2017, the court denied NRG's motion to compel arbitration or dismiss the case. On July 25, 2017, NRG filed a motion for reconsideration of the appeal, which was denied. On August 22, 2017, NRG filed a notice of appeal. After oral argument on April 24, 2018, the Appellate Division reversed the lower court on May 4, 2018, and ordered that the plaintiff must arbitrate their claims against NRG. On May 23, 2018, the plaintiff filed a petition for certification with the Supreme Court of New Jersey seeking to overturn the Appellate Division ruling. The petition and objection are fully briefed.
Rice v. NRG — On April 14, 2017, plaintiffs filed a purported class action lawsuit in the U.S. District Court for the Western District of Pennsylvania against NRG, First Energy Corporation and Matt Canastrale Contracting, Inc.  Plaintiffs generally claim personal injury, trespass, nuisance and property damage related to the disposal of coal ash from GenOn's Elrama Power Plant and First Energy’s Mitchell and Hatfield Power Plants. Plaintiffs generally seek monetary damages, medical monitoring and remediation of their property. Plaintiffs filed an amended complaint on August 14, 2017. On October 20, 2017, NRG filed its answers and affirmative defenses. On July 6, 2018, NRG filed a motion for summary judgment. Plaintiffs filed their opposition to the motion for summary judgment on July 29, 2018.

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
GenOn Chapter 11 Cases — On the Petition Date, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under the Restructuring Support Agreement to which the GenOn Entities, NRG and certain of GenOn's and GenOn Americas Generation's senior unsecured noteholders are parties, each of them supported the Bankruptcy Court's approval of the plan of reorganization. GenOn has a customary "fiduciary out" under the Restructuring Support Agreement. If the plan of reorganization is not consummated, NRG may not be entitled to the benefits of the Settlement Agreement provided under the Restructuring Support Agreement and it will remain subject to any claims of GenOn and the noteholders, including claims relating to or arising out of any shared services and any other relationships or transactions between the companies. See Note 3, Acquisitions, Discontinued Operations and Dispositions, for additional information related to the Chapter 11 Cases.
GenOn Noteholders' Lawsuit — On December 13, 2016, certain indenture trustees for an ad hoc group of holders, or the Noteholders, of the GenOn Energy, Inc. 7.875% Senior Notes due 2017, 9.500% Notes due 2018, and 9.875% Notes due 2020, and the GenOn Americas Generation, LLC 8.50% Senior Notes due 2021 and 9.125% Senior Notes due 2031, along with certain of the Noteholders, filed a complaint in the Superior Court of the State of Delaware against NRG and GenOn alleging certain claims related to the Services Agreement between NRG and GenOn. Plaintiffs generally seek return of all monies paid under the Services Agreement and any other damages that the court deems appropriate. On February 3, 2017, the court entered an order approving a Standstill Agreement whereby the parties agreed to suspend all deadlines in the case until March 1, 2017.  The Standstill Agreement terminated on March 1, 2017. On April 30, 2017, the Noteholders filed an amended complaint that asserts (i) additional fraudulent transfer claims in relation to GenOn’s sale of the Marsh Landing project to NRG Yield LLC, (ii) alleged breaches of fiduciary duty by certain current and former officers and directors of GenOn in relation to the Services Agreement and the alleged usurpation of corporate opportunities concerning the Mandalay and Canal projects and (iii) claims against NRG for allegedly aiding and abetting such claimed breaches of fiduciary duties. In addition to NRG and GenOn, the amended complaint names NRG Yield LLC and certain current and former officers and directors of GenOn as defendants. The plaintiffs, among other things, generally seek return of all monies paid under the services agreement and any other damages that the court deems appropriate. On July 13, 2018, NRG and GenOn executed a term sheet that resolves and releases the GenOn Noteholder litigation.
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
BTEC v. NRG Texas Power — On July 18, 2017, BTEC New Albany LLC, or BTEC, filed a lawsuit against NRG Texas Power LLC, or NRG Texas Power, in the Harris County District Court in Texas.  On January 15, 2013, the parties entered into a Membership Interest and Purchase Agreement, or MIPA, whereby BTEC agreed to dismantle, transport and rebuild an electric power generation facility at the former P.H. Robinson Electric Generating Station in Bacliff, Texas.  The MIPA required BTEC to meet a Guaranteed Commercial Completion Date of May 31, 2016.  Because BTEC had not satisfied all of the contractually-required acceptance criteria by the MIPA expiration date, NRG elected to terminate the contract in June 2017. BTEC claimed that NRG Texas Power breached the MIPA by improperly terminating it, and sought a declaratory judgment as to the rights and obligations of the parties as well as damages, interest and attorney’s fees. On September 7, 2017, NRG Texas Power filed a counterclaim seeking damages in excess of $48 million. On June 7, 2018, the parties resolved all claims and counterclaims in the lawsuit and a dismissal order was subsequently entered by the court on July 12, 2018.

GenOn Related Contingencies
Actions Pursued by MC Asset Recovery — With Mirant Corporation's emergence from bankruptcy protection in 2006, certain actions filed by GenOn Energy Holdings and some of its subsidiaries against third parties were transferred to MC Asset Recovery, a wholly owned subsidiary of GenOn Energy Holdings.  MC Asset Recovery is governed by a manager who is independent of NRG and GenOn.  MC Asset Recovery is a disregarded entity for income tax purposes. Under the remaining action transferred to MC Asset Recovery, MC Asset Recovery sought to recover damages from Commerzbank AG and various other banks, or the Commerzbank Defendants, for alleged fraudulent transfers that occurred prior to Mirant's bankruptcy proceedings.  In December 2010, the U.S. District Court for the Northern District of Texas dismissed MC Asset Recovery's complaint against the Commerzbank Defendants.  In January 2011, MC Asset Recovery appealed the District Court's dismissal of its complaint against the Commerzbank Defendants to the U.S. Court of Appeals for the Fifth Circuit, or the Fifth Circuit.  In March 2012, the Fifth Circuit reversed the District Court's dismissal and reinstated MC Asset Recovery's amended complaint against the Commerzbank Defendants.  On December 10, 2015, the District Court granted summary judgment in favor of the Commerzbank Defendants. On December 29, 2015, MC Asset Recovery filed a notice to appeal this judgment with the Fifth Circuit. On June 1, 2017, the Fifth Circuit affirmed the District Court's judgment. On June 12, 2017, MC Asset Recovery petitioned the Fifth Circuit for rehearing. The petition for rehearing was denied and a court order and judgment affirming the District Court's judgments was entered on July 17, 2017. On October 17, 2018, the bankruptcy court is scheduled to hear a Motion for a Final Decree to close the Mirant bankruptcy case.
Natural Gas Litigation — GenOn has been a party to several lawsuits, certain of which are class action lawsuits, in state and federal courts, of which four remain pending involving plaintiffs in Kansas, Missouri and Wisconsin. These lawsuits were filed in the aftermath of the California energy crisis in 2000 and 2001 and the resulting FERC investigations and relate to alleged conduct to increase natural gas prices in violation of state antitrust law and similar laws. The lawsuits seek treble or punitive damages, restitution and/or expenses. The lawsuits also name as parties a number of energy companies unaffiliated with NRG. In July 2011, the U.S. District Court for the District of Nevada, which was handling four of the five cases, granted the defendants' motion for summary judgment and dismissed all claims against GenOn in those cases. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, which reversed the decision of the District Court. GenOn along with the other defendants in the lawsuit filed a petition for a writ of certiorari to the U.S. Supreme Court challenging the Ninth Circuit's decision and the U.S. Supreme Court granted the petition. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s holding that plaintiffs’ state antitrust law claims are not field-preempted by the federal Natural Gas Act and the Supremacy Clause of the U.S. Constitution.  The U.S. Supreme Court left open whether the claims were preempted on the basis of conflict preemption. The U.S. Supreme Court directed that the case be remanded to the U.S. District Court for the District of Nevada for further proceedings.
On March 7, 2016, class plaintiffs filed their motions for class certification. On March 30, 2017, the court denied the plaintiffs' motions for class certification, which the plaintiffs appealed to. The plaintiffs petitioned the Ninth Circuit for interlocutory review. On July 12, 2018, the Ninth Circuit heard oral arguments and the case is under submission pending a decision.
On February 26, 2018, GenOn filed objections to the proofs of claim filed in the Chapter 11 Cases by all of the plaintiffs in each of the four cases. GenOn filed that same day a motion asking the Bankruptcy Court to estimate all of the proofs of claim at zero dollars, to which the plaintiffs objected. The Bankruptcy Court denied the plaintiffs' objection, ruling that it had the authority to consider GenOn's objections to the proofs of claim and to estimate the claims, but has certified its decision for review by either the Fifth Circuit Court of Appeals or the District Court.
In June 2018, GenOn reached a settlement with plaintiffs in three of the four remaining suits, which leaves only the one purported class action involving plaintiffs in Wisconsin. CenterPoint Energy Services is a defendant in that case, and GenOn has agreed to indemnify CenterPoint against certain losses relating to the lawsuit. The Nevada District Judge granted summary judgment in favor of CenterPoint in that lawsuit and the plaintiffs appealed that decision to the Ninth Circuit. The appeal was argued on February 16, 2018, and the case is under submission pending a decision.

Mirant Chapter 11 Proceedings — In July 2003, and various dates thereafter, the Mirant Debtors filed voluntary petitions in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, for relief under Chapter 11 of the Bankruptcy Code. GenOn Energy Holdings and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the plan of reorganization that was approved in conjunction with Mirant Corporation's emergence from bankruptcy protection, or the Mirant Plan, became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Mirant Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Upon the NRG Merger, those reserved shares converted into a reserve for approximately 159,000 shares of NRG common stock. Under the terms of the Mirant Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of common stock, cash, or both as previously allowed claims, regardless of the price at which the common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of common stock may be issued to address the shortfall. The bankruptcy court is scheduled to hear a Motion for a Final Decree in the Mirant bankruptcy on October 17, 2018.
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
Natixis v. GenOn Mid-Atlantic — On February 16, 2018, Natixis Funding Corp. and Natixis, New York Branch filed a complaint in the Supreme Court of the State of New York against GenOn Mid-Atlantic, the owner lessors under GenOn Mid-Atlantic’s operating leases of the Dickerson and Morgantown coal generation units, and the lease indenture trustee under those leases.  The plaintiffs’ allegations against GenOn Mid-Atlantic relate to a payment agreement between GenOn Mid-Atlantic and Natixis Funding Corp. to procure credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson.  The plaintiffs seek approximately $34 million in damages arising from GenOn Mid-Atlantic’s purported breach of certain warranties in the payment agreement. On April 2, 2018, GenOn Mid-Atlantic removed the allegations against it to the U.S. District Court for the Southern District of New York. On April 11, 2018, the U.S. District Court for the Southern District of New York entered a briefing schedule on a forthcoming motion to remand by Natixis Funding Corp. and a forthcoming motion to transfer by GenOn Mid-Atlantic. On April 26, 2018, Natixis Funding Corp. filed its motion to remand. On May 31, 2018, GenOn Mid-Atlantic opposed the motion to remand and filed a cross-motion to transfer. The parties completed briefing on the motions to remand and transfer on July 9, 2018, and the U.S. District Court for the Southern District of New York held an oral argument on July 18, 2018 and continued the motions to a subsequent conference scheduled for September 26, 2018.
Note 16 — Regulatory Matters
This footnote should be read in conjunction with the complete description under Note 23, Regulatory Matters, to the Company's 2017 Form 10-K. Environmental regulatory matters are discussed within Note 17, Environmental Matters, to this Form 10-Q.
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

National
Department of Energy Consideration of 202(c) and Defense Production Act — On March 29, 2018, FirstEnergy Solutions requested that the Department of Energy provide price supports for its coal and nuclear units by having the DOE issue an emergency must-run order under Section 202(c) of the Federal Power Act. A number of parties have filed comments with the DOE, including PJM, challenging the assertion that the FirstEnergy Solutions’ units are necessary for grid reliability. The DOE has not yet formally responded. On June 1, 2018, the White House announced that President Trump has directed Secretary of Energy Rick Perry to "prepare immediate steps to stop the loss" of coal and nuclear resources. No formal timeline for action on either proposal has been set by the Administration.
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, NRG, along with other companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. Briefing is complete. On May 29, 2018, the United States filed an amicus brief at the invitation of the Seventh Circuit arguing that the ZEC program is not preempted.
Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, NRG, along with other companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On July 25, 2017, Defendants' motions to dismiss were granted. On August 24, 2017, NRG, along with other plaintiff companies, filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. Briefing is complete. On May 29, 2018, the United States filed an amicus brief at the invitation of the Seventh Circuit arguing that the ZEC program is not preempted.
Department of Energy's Proposed Grid Resiliency Pricing Rule and Subsequent FERC Proceeding — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, NRG filed comments encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new proceeding asking each ISO/RTO to address specific questions focused on grid resilience. On March 9, 2018, the ISOs/RTOs filed comments to the questions posed by FERC. The Company responded on May 9, 2018 and is currently awaiting a decision from FERC.
East/West
Montgomery County Station Power Tax — On December 20, 2013, NRG received a letter from Montgomery County, Maryland requesting payment of an energy tax for the consumption of station power at the Dickerson Facility over the previous three years.  Montgomery County seeks payment in the amount of $22 million, which includes tax, interest and penalties.  NRG disputed the applicability of the tax. On December 11, 2015, the Maryland Tax Court reversed Montgomery County's assessment. Montgomery County filed an appeal, and on February 2, 2017, the Montgomery County Circuit Court affirmed the decision of the tax court. On February 17, 2017, Montgomery County filed an appeal to the Court of Special Appeals of Maryland. On April 24, 2018, the Court of Special Appeals of Maryland affirmed the lower court's decision and on May 29, 2018, Montgomery County petitioned the Court of Appeals of Maryland to issue a writ of certiorari to review that decision. NRG filed an answer opposing the petition on June 18, 2018. The petition is currently pending before the Court of Appeals of Maryland.
Puente Power Project — On October 5, 2017, the California Energy Commission, or CEC, the agency responsible for permitting the Puente Power Project, issued a statement on behalf of the committee of two Commissioners overseeing the permitting process stating their intention to issue a proposed decision that would deny a permit for the Puente Power Project. On October 16, 2017, NRG filed a motion to suspend the permitting proceeding for at least six months, which was granted on November 3, 2017. On May 31, 2018, the CEC extended the suspension period at NRG's request to July 1, 2019. The supplemental extension period should allow sufficient time to determine whether alternate procurement efforts undertaken by SCE supersede the need for the Puente Power Project.

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

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. The EPA has stated that it intends to further revise the rule.
East/West
New Source Review — The EPA and various states have been investigating compliance of electric generating facilities with the pre-construction permitting requirements of the CAA known as “new source review,” or NSR. In 2007, Midwest Generation received an NOV from the EPA alleging that past work at Crawford, Fisk, Joliet, Powerton, Waukegan and Will County generating stations violated NSR and other regulations. These alleged violations are the subject of litigation described in Note 15, Commitments and Contingencies. Additionally, in April 2013, the Connecticut Department of Energy and Environmental Protection issued four NOVs alleging that past work at oil-fired combustion turbines at the Torrington Terminal, Franklin, Branford and Middletown generating stations violated regulations regarding NSR.

Note 18 — Condensed Consolidating Financial Information
As of June 30, 2018, the Company had outstanding $5.4 billion of Senior Notes due from 2022 to 2048, as shown in Note 8, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries, and NRG Yield, Inc. and its subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of June 30, 2018:

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,276	$659	$—	$(13)	$2,922
Operating Costs and Expenses
Cost of operations	1,778	282	(4)	(5)	2,051
Depreciation and amortization	76	143	8	—	227
Impairment losses	—	74	—	—	74
Selling, general and administrative	110	34	77	(10)	211
Reorganization costs	1	—	22	—	23
Development costs	—	13	3	—	16
Total operating costs and expenses	1,965	546	106	(15)	2,602
Gain on sale of assets	—	14	—	—	14
Operating Income/(Loss)	311	127	(106)	2	334
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	7	—	355	(362)	—
Equity in earnings of unconsolidated affiliates	—	18	—	—	18
Other income/(expense), net	4	(26)	2	—	(20)
Loss on debt extinguishment, net	—	—	(1)	—	(1)
Interest expense	(4)	(92)	(106)	—	(202)
Total other income/(expense)	7	(100)	250	(362)	(205)
Income Before Income Taxes	318	27	144	(360)	129
Income tax expense/(benefit)	108	(68)	(32)	—	8
Income from Continuing Operations	210	95	176	(360)	121
Loss from discontinued operations, net of income tax	—	—	(25)	—	(25)
Net Income	210	95	151	(360)	96
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	—	(57)	79	2	24
Net Income Attributable to NRG Energy, Inc.	$210	$152	$72	$(362)	$72

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$4,120	$1,249	$—	$(26)	$5,343
Operating Costs and Expenses
Cost of operations	3,004	613	9	(17)	3,609
Depreciation and amortization	149	297	16	—	462
Impairment losses	—	74	—	—	74
Selling, general and administrative	213	60	139	(10)	402
Reorganization costs	3	—	40	—	43
Development costs	—	23	7	(1)	29
Total operating costs and expenses	3,369	1,067	211	(28)	4,619
Gain on sale of assets	3	13	—	—	16
Operating Income/(Loss)	754	195	(211)	2	740
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	9	—	685	(694)	—
Equity in earnings/(losses) of unconsolidated affiliates	—	17	(1)	—	16
Other income/(expense), net	8	(36)	5	—	(23)
Loss on debt extinguishment, net	—	—	(3)	—	(3)
Interest expense	(7)	(164)	(198)	—	(369)
Total other income/(expense)	10	(183)	488	(694)	(379)
Income Before Income Taxes	764	12	277	(692)	361
Income tax expense/(benefit)	221	(20)	(194)	—	7
Income from Continuing Operations	543	32	471	(692)	354
Loss from discontinued operations, net of income tax	—	—	(25)	—	(25)
Net Income	543	32	446	(692)	329
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	—	(119)	95	2	(22)
Net Income Attributable to NRG Energy, Inc.	$543	$151	$351	$(694)	$351

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$210	$95	$151	$(360)	$96
Other Comprehensive Income, net of tax
Unrealized gain on derivatives, net	—	4	6	(5)	5
Foreign currency translation adjustments, net	(4)	(4)	(5)	9	(4)
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(1)	—	(1)
Other comprehensive (loss)/income	(4)	—	1	4	1
Comprehensive Income	206	95	152	(356)	97
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(57)	81	2	26
Comprehensive Income Attributable to NRG Energy, Inc.	$206	$152	$71	$(358)	$71

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the six months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$543	$32	$446	$(692)	$329
Other Comprehensive (Loss)/Income, net of tax
Unrealized gain on derivatives, net	—	20	21	(22)	19
Foreign currency translation adjustments, net	(6)	(6)	(8)	14	(6)
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(2)	—	(2)
Other comprehensive (loss)/income	(6)	14	12	(8)	12
Comprehensive Income	537	46	458	(700)	341
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(119)	105	2	(12)
Comprehensive Income Attributable to NRG Energy, Inc.	$537	$165	$353	$(702)	$353

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$71	$395	$514	$—	$980
Funds deposited by counterparties	71	—	—	—	71
Restricted cash	9	277	—	—	286
Accounts receivable, net	1,094	274	3	—	1,371
Inventory	309	176	—	—	485
Derivative instruments	837	36	15	(37)	851
Cash collateral paid in support of energy risk management activities	209	15	—	—	224
Accounts receivable - affiliate	1,189	123	141	(1,396)	57
Current assets - held for sale	—	100	—	—	100
Prepayments and other current assets	173	122	35	(2)	328
Total current assets	3,962	1,518	708	(1,435)	4,753
Property, plant and equipment, net	2,402	10,164	231	(23)	12,774
Other Assets
Investment in subsidiaries	486	—	8,111	(8,597)	—
Equity investments in affiliates	—	1,055	—	—	1,055
Notes receivable, less current portion	—	15	—	—	15
Goodwill	360	179	—	—	539
Intangible assets, net	415	1,448	—	(3)	1,860
Nuclear decommissioning trust fund	694	—	—	—	694
Derivative instruments	329	61	38	(2)	426
Deferred income tax	156	34	(64)	—	126
Non-current assets held-for-sale	—	50	—	—	50
Other non-current assets	81	454	120	—	655
Total other assets	2,521	3,296	8,205	(8,602)	5,420
Total Assets	$8,885	$14,978	$9,144	$(10,060)	$22,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$862	$92	$(2)	$952
Accounts payable	699	230	46	—	975
Accounts payable — affiliate	1,901	(207)	(269)	(1,396)	29
Derivative instruments	695	51	—	(37)	709
Cash collateral received in support of energy risk management activities	72	—	—	—	72
Current liabilities held-for-sale	—	74	—	—	74
Accrued expenses and other current liabilities	270	123	326	—	719
Accrued expenses and other current liabilities-affiliate	—	—	133	—	133
Total current liabilities	3,637	1,133	328	(1,435)	3,663
Other Liabilities
Long-term debt and capital leases	245	7,428	7,148	—	14,821
Nuclear decommissioning reserve	274	—	—	—	274
Nuclear decommissioning trust liability	410	—	—	—	410
Deferred income taxes	112	64	(159)	—	17
Derivative instruments	237	50	—	(2)	285
Out-of-market contracts, net	58	137	—	—	195
Non-current liabilities held-for-sale	—	12	—	—	12
Other non-current liabilities	410	311	409	—	1,130
Total non-current liabilities	1,746	8,002	7,398	(2)	17,144
Total liabilities	5,383	9,135	7,726	(1,437)	20,807
Redeemable noncontrolling interest in subsidiaries	—	69	—	—	69
Stockholders’ Equity	3,502	5,774	1,418	(8,623)	2,071
Total Liabilities and Stockholders’ Equity	$8,885	$14,978	$9,144	$(10,060)	$22,947

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income	$543	$32	$446	$(692)	$329
Loss from discontinued operations	—	—	(25)	—	(25)
Net income from continuing operations	543	32	471	(692)	354
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions from unconsolidated affiliates	—	50	—	(7)	43
Equity in (earnings)/losses of unconsolidated affiliates	—	(17)	1	—	(16)
Depreciation, amortization and accretion	162	307	16	—	485
Provision for bad debts	31	—	—	—	31
Amortization of nuclear fuel	24	—	—	—	24
Amortization of financing costs and debt discount/premiums	—	18	9	—	27
Adjustment for debt extinguishment	—	—	3	—	3
Amortization of intangibles and out-of-market contracts	9	39	—	—	48
Amortization of unearned equity compensation	—	—	26	—	26
Impairment losses	—	89	—	—	89
Changes in deferred income taxes and liability for uncertain tax benefits	221	(41)	(176)	—	4
Changes in nuclear decommissioning trust liability	41	—	—	—	41
Changes in derivative instruments	(154)	(43)	8	(22)	(211)
Changes in collateral deposits in support of energy risk management activities	(4)	(14)	—	—	(18)
Gain on sale of emission allowances	(11)	—	—	—	(11)
Gain on sale of assets	(3)	(13)	—	—	(16)
Loss on deconsolidation of business	—	22	—	—	22
Changes in other working capital	(298)	41	(865)	721	(401)
Net Cash Provided/(Used) by Operating Activities	561	470	(507)	—	524
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	52	(52)	—
Acquisition of Drop Down Assets, net of cash acquired	—	(126)	—	126	—
Acquisition of business, net of cash acquired	(2)	(282)	—	—	(284)
Capital expenditures	(105)	(556)	(30)	—	(691)
Decrease in notes receivable	—	4	—	—	4
Purchases of emission allowances	(22)	—	—	—	(22)
Proceeds from sale of emission allowances	34	—	—	—	34
Investments in nuclear decommissioning trust fund securities	(346)	—	—	—	(346)
Proceeds from the sale of nuclear decommissioning trust fund securities	303	—	—	—	303
Proceeds from sale of assets, net of cash disposed of	10	8	—	—	18
Deconsolidation of business	—	(160)	—	—	(160)
Change in investments in unconsolidated affiliates	—	(2)	—	—	(2)
Net Cash (Used)/Provided by Investing Activities	(128)	(1,114)	22	74	(1,146)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(52)	—	52	—
Payment (for)/from intercompany loans	(323)	108	215	—	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	126	(126)	—
Payment of dividends to common and preferred stockholders	—	—	(19)	—	(19)
Payment for treasury stock	—	—	(500)	—	(500)
Proceeds from issuance of long-term debt	—	774	831	—	1,605
Payments for short and long-term debt	—	(564)	(284)	—	(848)
Contributions from, net of distributions to noncontrolling interests in subsidiaries	—	222	—	—	222
Payment of debt issuance costs	—	(24)	(13)	—	(37)
Net Cash (Used)/Provided by Financing Activities	(323)	464	356	(74)	423
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	110	(180)	(129)	—	(199)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	41	852	643	—	1,536
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$151	$672	$514	$—	$1,337

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,060	$664	$—	$(23)	$2,701
Operating Costs and Expenses
Cost of operations	1,530	312	20	(21)	1,841
Depreciation and amortization	99	153	8	—	260
Impairment losses	42	21	—	—	63
Selling, general and administrative	96	29	97	(1)	221
Development costs	—	13	5	—	18
Total operating costs and expenses	1,767	528	130	(22)	2,403
Other income - affiliate	—	—	39	—	39
Gain on sale of assets	2	—	—	—	2
Operating Income/(Loss)	295	136	(91)	(1)	339
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	8	—	(149)	141	—
Equity in losses of unconsolidated affiliates	—	(2)	(1)	—	(3)
Other income, net	—	41	7	(34)	14
Interest expense	(4)	(121)	(122)	—	(247)
Total other income/(expense)	4	(82)	(265)	107	(236)
Income/(Loss) from Continuing Operations Before Income Taxes	299	54	(356)	106	103
Income tax expense/(benefit)	113	267	(376)	—	4
Income/(Loss) from Continuing Operations	186	(213)	20	106	99
Loss from discontinued operations, net of income tax	—	(123)	(618)	—	(741)
Net Income/(Loss)	186	(336)	(598)	106	(642)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(9)	28	(35)	(16)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$186	$(327)	$(626)	$141	$(626)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$3,878	$1,241	$—	$(36)	$5,083
Operating Costs and Expenses
Cost of operations	3,050	651	39	(36)	3,704
Depreciation and amortization	198	303	16	—	517
Impairment losses	42	21	—	—	63
Selling, general and administrative	205	64	213	(1)	481
Development costs	—	25	10	—	35
Total operating costs and expenses	3,495	1,064	278	(37)	4,800
Other income - affiliate	—	—	87	—	87
Gain on sale of assets	4	—	—	—	4
Operating Income/(Loss)	387	177	(191)	1	374
Other Income/(Expense)
Equity in earnings/(losses) of consolidated subsidiaries	13	—	(100)	87	—
Equity in earnings/(losses) of unconsolidated affiliates	—	4	(2)	—	2
Other income, net	1	47	13	(35)	26
Loss on debt extinguishment, net	—	(2)	—	—	(2)
Interest expense	(7)	(225)	(239)	—	(471)
Total other income/(expense)	7	(176)	(328)	52	(445)
Income/(Loss) from Continuing Operations Before Income Taxes	394	1	(519)	53	(71)
Income tax expense/(benefit)	131	237	(369)	—	(1)
Income/(Loss) from Continuing Operations	263	(236)	(150)	53	(70)
Loss from discontinued operations, net of income tax	—	(160)	(615)	—	(775)
Net Income/(Loss)	263	(396)	(765)	53	(845)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(46)	25	(34)	(55)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$263	$(350)	$(790)	$87	$(790)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended June 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$186	$(336)	$(598)	$106	$(642)
Other Comprehensive Income, net of tax
Unrealized loss on derivatives, net	—	(6)	(4)	5	(5)
Foreign currency translation adjustments, net	—	1	—	—	1
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	28	28	(29)	27
Other comprehensive income	—	23	25	(24)	24
Comprehensive Income/(Loss)	186	(313)	(573)	82	(618)
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(10)	28	(35)	(17)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	$186	$(303)	$(601)	$117	$(601)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the six months ended June 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income/(Loss)	$263	$(396)	$(765)	$53	$(845)
Other Comprehensive Income, net of tax
Unrealized loss on derivatives, net	—	(1)	—	—	(1)
Foreign currency translation adjustments, net	5	5	7	(9)	8
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	29	27	(29)	27
Other comprehensive income	5	33	35	(38)	35
Comprehensive Income/(Loss)	268	(363)	(730)	15	(810)
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(47)	25	(34)	(56)
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc.	$268	$(316)	$(755)	$49	$(754)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$—	$348	$643	$—	$991
Funds deposited by counterparties	37	—	—	—	37
Restricted cash	4	504	—	—	508
Accounts receivable, net	912	163	4	—	1,079
Inventory	338	194	—	—	532
Derivative instruments	646	29	9	(58)	626
Cash collateral paid in support of energy risk management activities	170	1	—	—	171
Accounts receivable - affiliate	685	133	(129)	(594)	95
Current assets held-for-sale	8	107	—	—	115
Prepayments and other current assets	122	112	27	—	261
Total current assets	2,922	1,591	554	(652)	4,415
Property, plant and equipment, net	2,507	11,188	238	(25)	13,908
Other Assets
Investment in subsidiaries	266	—	7,581	(7,847)	—
Equity investments in affiliates	—	1,036	2	—	1,038
Note receivable, less current portion	—	2	38	(38)	2
Goodwill	360	179	—	—	539
Intangible assets, net	454	1,295	—	(3)	1,746
Nuclear decommissioning trust fund	692	—	—	—	692
Derivative instruments	126	15	31	—	172
Deferred income taxes	377	(7)	(236)	—	134
Non-current assets held for sale	—	43	—	—	43
Other non-current assets	50	459	120	—	629
Total other assets	2,325	3,022	7,536	(7,888)	4,995
Total Assets	$7,754	$15,801	$8,328	$(8,565)	$23,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$667	$59	$(38)	$688
Accounts payable	610	216	55	—	881
Accounts payable — affiliate	742	(297)	181	(593)	33
Derivative instruments	556	57	—	(58)	555
Cash collateral received in support of energy risk management activities	37	—	—	—	37
Current liabilities held-for-sale	—	72	—	—	72
Accrued expenses and other current liabilities	303	162	425	—	890
Accrued expenses and other current liabilities - affiliate	—	—	161	—	161
Total current liabilities	2,248	877	881	(689)	3,317
Other Liabilities
Long-term debt and capital leases	244	8,733	6,739	—	15,716
Nuclear decommissioning reserve	269	—	—	—	269
Nuclear decommissioning trust liability	415	—	—	—	415
Deferred income taxes	112	64	(155)	—	21
Derivative instruments	136	61	—	—	197
Out-of-market contracts, net	66	141	—	—	207
Non-current liabilities held-for-sale	—	8	—	—	8
Other non-current liabilities	410	321	391	—	1,122
Total non-current liabilities	1,652	9,328	6,975	—	17,955
Total Liabilities	3,900	10,205	7,856	(689)	21,272
Redeemable noncontrolling interest in subsidiaries	—	78	—	—	78
Stockholders’ Equity	3,854	5,518	472	(7,876)	1,968
Total Liabilities and Stockholders’ Equity	$7,754	$15,801	$8,328	$(8,565)	$23,318

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$263	$(396)	$(765)	$53	$(845)
Loss from discontinued operations	—	(160)	(615)	—	(775)
Net income/(loss) from continuing operations	263	(236)	(150)	53	(70)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Distributions from unconsolidated affiliates	—	32	—	(4)	28
Equity in (earnings)/losses of unconsolidated affiliates	—	(4)	2	—	(2)
Depreciation, amortization and accretion	198	303	16	—	517
Provision for bad debts	17	1	—	—	18
Amortization of nuclear fuel	24	—	—	—	24
Amortization of financing costs and debt discount/premiums	—	20	9	—	29
Amortization of intangibles and out-of-market contracts	12	39	—	—	51
Amortization of unearned equity compensation	—	—	16	—	16
Impairment losses	42	21	—	—	63
Changes in deferred income taxes and liability for uncertain tax benefits	131	237	(360)	—	8
Changes in nuclear decommissioning trust liability	2	—	—	—	2
Changes in derivative instruments	12	(12)	7	—	7
Changes in collateral deposits in support of energy risk management activities	(203)	11	3	—	(189)
Proceeds from sale of emission allowances	11	—	—	—	11
Gain on sale of assets	(22)	—	—	—	(22)
Changes in other working capital	(329)	(539)	538	(49)	(379)
Net cash provided/(used) by continuing operations	158	(127)	81	—	112
Cash used by discontinued operations	—	(38)	—	—	(38)
Net Cash Provided/(Used) by Operating Activities	158	(165)	81	—	74
Cash Flows from Investing Activities
Dividends from NRG Yield, Inc.	—	—	45	(45)	—
Intercompany dividends	—	—	129	(129)	—
Acquisition of Drop Down Assets, net of cash acquired	—	(131)	—	131	—
Acquisition of businesses, net of cash acquired	—	(16)	—	—	(16)
Capital expenditures	(90)	(436)	(16)	—	(542)
Decrease in notes receivable	8	—	—	—	8
Purchases of emission allowances	(30)	—	—	—	(30)
Proceeds from sale of emission allowances	59	—	—	—	59
Investments in nuclear decommissioning trust fund securities	(279)	—	—	—	(279)
Proceeds from the sale of nuclear decommissioning trust fund securities	277	—	—	—	277
Proceeds from renewable energy grants and state rebates	—	8	—	—	8
Proceeds from sale of assets, net of cash disposed of	35	—	—	—	35
Change in investments in unconsolidated affiliates	—	(30)	—	—	(30)
Other	18	—	—	—	18
Net cash (used)/provided by continuing operations	(2)	(605)	158	(43)	(492)
Cash used by discontinued operations	—	(53)	—	—	(53)
Net Cash (Used)/Provided by Investing Activities	(2)	(658)	158	(43)	(545)
Cash Flows from Financing Activities
Dividends from NRG Yield, Inc.	—	(45)	—	45	—
Payments (for)/from intercompany loans	—	(129)	—	129	—
Acquisition of Drop Down Assets, net of cash acquired	—	—	131	(131)	—
Intercompany dividends	(122)	369	(247)	—	—
Payment of dividends to common and preferred stockholders	—	—	(19)	—	(19)
Net receipts from settlement of acquired derivatives that include financing elements	—	2	—	—	2
Proceeds from issuance of long-term debt	—	741	205	—	946
Payments for short and long-term debt	—	(316)	(214)	—	(530)
Increase in notes receivable from affiliate	—	(125)	—	—	(125)
Distributions to, net of contributions from, noncontrolling interests in subsidiaries	—	14	—	—	14
Payments of debt issuance costs	—	(32)	(4)	—	(36)
Other - contingent consideration	—	(10)	—	—	(10)
Net cash (used)/provided by continuing operations	(122)	469	(148)	43	242
Cash used by discontinued operations	—	(224)	—	—	(224)
Net Cash (Used)/Provided by Financing Activities	(122)	245	(148)	43	18
Effect of exchange rate changes on cash and cash equivalents	—	(8)	—	—	(8)
Change in cash from discontinued operations	—	(315)	—	—	(315)
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	34	(271)	91	—	(146)
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	13	1,050	323	—	1,386
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$47	$779	$414	$—	$1,240

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and six months ended June 30, 2018 and 2017. Also refer to NRG's 2017 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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
The following table summarizes NRG's global generation portfolio as of June 30, 2018, by operating segment:

	Global Generation Portfolio(a)
	(In MW)
	Generation
Generation Type	Gulf Coast(f)(i)	East/West(b)	Renewables(c)(g)(j)(k)	NRG Yield(d)(j)	Other(e)(j)	Total Global
Natural gas(f)	7,464	4,878	—	1,888	—	14,230
Coal	5,114	3,871	—	—	—	8,985
Oil	—	3,641	—	190	—	3,831
Nuclear	1,136	—	—	—	—	1,136
Wind(g)	—	—	739	2,200	—	2,939
Utility Scale Solar	—	—	342	921	—	1,263
Distributed Solar	—	—	189	52	114	355
Total generation capacity(h)	13,714	12,390	1,270	5,251	114	32,739
Capacity attributable to noncontrolling interest(h)	—	—	(580)	(2,358)	—	(2,938)
Total net generation capacity	13,714	12,390	690	2,893	114	29,801

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

(f)	Natural gas generation does not include 371 MW related to Greens Bayou 5 which was retired in January 2018.

(g)	During the first quarter of 2018, NRG sold 10 MW to third parties related to the Minnesota wind assets.

(h)	NRG Yield's total generation capacity includes 6 MW for noncontrolling interest for Spring Canyon II and III. NRG Yield's total generation capacity net of this noncontrolling interest was 5,247 MW.

(i)
Includes the South Central business, which owns and operates a 3,555 MW portfolio of generation assets in Gulf Coast, and which the Company expects to sell as announced on February 6, 2018. NRG will lease back the 1,263 MW Cottonwood facility.

(j)	Includes net MW for NRG Yield, Inc. of 2,893 MW and the Renewables operating and development platform of 467 MW, which the Company expects to sell as announced on February 6, 2018.
(k) Does not include net MW for Ivanpah of 196 MW due to deconsolidation in the second quarter of 2018.

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
Transformation Plan
NRG is in the process of executing its Transformation Plan, which is designed to significantly strengthen earnings and cost competitiveness, lower risk and volatility, and create significant shareholder value. The Company expects to fully implement the Transformation Plan by the end of 2020 with significant completion by the end of 2018. The three-part, three-year plan is comprised of the following targets, and the Company's achievements towards such targets are as follows:
Operations and cost excellence — Cost savings and margin enhancement of $1,065 million recurring, which consists of $590 million of cumulative cost savings, a $215 million net margin enhancement program, $50 million annual reduction in maintenance capital expenditures, and $210 million in permanent selling, general and administrative expense reduction associated with asset sales.

Portfolio optimization — Targeting up to $3.2 billion of asset sale cash proceeds, including divestitures of 6 GW of conventional generation and businesses (excluding GenOn) and the expected monetization of 100% of its interest in NRG Yield, Inc. and its renewables platform.

•	In 2017, NRG executed asset sales of 322 MW for aggregate cash of $150 million, which includes sales to NRG Yield, Inc. and the sale of Minnesota wind projects to third parties.

•
On February 6, 2018, NRG announced agreements to sell (i) NRG's full ownership interest in NRG Yield, Inc. and NRG's renewables platform, a 3,440 MW portfolio, for cash of $1.375 billion, subject to certain adjustments; and (ii) NRG's South Central business, a 3,555 MW portfolio of generation assets, for cash of $1.0 billion, subject to certain adjustments. The transactions are subject to certain closing conditions and are expected to close in the second half of 2018.

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

•	On March 30, 2018, the Company completed the sale of 100% of its ownership interest in Buckthorn Solar to NRG Yield, Inc. for cash consideration of approximately $42 million.

•	During the first half of 2018, the Company completed the sale of various other assets for approximately $7 million.

•
On June 19, 2018, the Company completed the sale of the substantially completed assets of the UPMC Thermal Project to NRG Yield, Inc. for cash consideration of $84 million, subject to working capital adjustments.

•
On August 1, 2018, the Company completed the sale of 100% of its ownership interests in BETM to a third party for $70 million, subject to working capital adjustments. The sale also resulted in the release and return of approximately $119 million of letters of credit, $30 million of parent guarantees, and $4 million of net cash collateral to NRG.

Capital structure and allocation enhancements — A prioritized capital allocation strategy that targets a reduction in consolidated debt to achieve its targeted 3.0x net debt / Adjusted EBITDA credit ratio.

•	Expected reduction in non-recourse debt related to the sale of NRG's ownership in NRG Yield, Inc. and the NRG renewables platform and the sales of Carlsbad Energy Center and Buckthorn Solar.

•	Year to date open market repurchases of $93 million, representing principal reduction of Senior Notes of $89 million.

Working Capital and Costs to Achieve — The Company expects to realize (i) $370 million of non-recurring working capital improvements through 2020 and (ii) approximately $290 million, one-time costs to achieve.

•	Since the inception of the Transformation Plan, NRG has realized $298 million of non-recurring working capital improvements and $113 million of one-time costs to achieve.

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
Federal Energy Regulation
Department of Energy's Proposed Grid Resiliency Pricing Rule and Subsequent FERC Proceeding — On September 29, 2017, the Department of Energy issued a proposed rulemaking titled the "Grid Resiliency Pricing Rule." The rulemaking directs FERC to take action to reform the ISO/RTO markets to value certain reliability and resiliency attributes of electric generation resources. On October 2, 2017, FERC issued a notice inviting comments. On October 4, 2017, FERC staff issued a series of questions requesting commenters to address. On October 23, 2017, NRG filed comments encouraging FERC to act expeditiously to modernize energy and capacity markets in a manner compatible with robust competitive markets. On January 8, 2018, FERC terminated the proposed rulemaking and opened a new proceeding asking each ISO/RTO to address specific questions focused on grid resilience. On March 9, 2018, the ISOs/RTOs filed comments to the questions posed by FERC. The Company responded on May 9, 2018 and is currently awaiting a decision from FERC.
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
Regional Regulatory Developments
NRG is affected by rule/tariff changes that occur in the ISO regions. For further discussion on regulatory developments see Note 16, Regulatory Matters, to the Consolidated Financial Statements.
Gulf Coast
MISO
Revisions to MISO Capacity Construct — On February 28, 2018, FERC issued two orders on MISO’s capacity market design, which together, re-affirm MISO’s existing capacity market structure. FERC also held that, even though there was a period of time between where MISO’s capacity market structure may not have just and reasonable, FERC exercised its remedial authority not to rerun past auctions. On March 30, 2018, the Company filed a motion for rehearing with FERC. The eventual outcome of this proceeding will affect capacity prices in MISO and the incentive for generators in MISO to sell capacity into neighboring markets.

East/West
PJM
2021/2022 PJM Auction Results — On May 23, 2018, PJM announced the results of its 2021/2022 base residual auction. NRG, excluding GenOn, cleared approximately 4,740 MW of Capacity Performance product. NRG’s expected capacity revenues, excluding GenOn, from the base residual auction for the 2021/2022 delivery year are approximately $328 million.
The table below provides a detailed description of NRG’s 2021/2022 base residual auction results from May 23, 2018:

	Capacity Performance Product
Zone	Cleared Capacity (MW)(a)	Price ($/MW-day)
COMED	3,995	$195.55
DPL	552	$165.73
MAAC	121	$140.00
PEPCO	72	$140.00
Total	4,740

(a)	Does not include capacity sold by NRG Curtailment Specialists.
Capacity Market Reforms Filing — On April 9, 2018, PJM filed with FERC two capacity market reform proposals in one filing attempting to address market impacts created by out-of-market subsidies. PJM proposed a capacity re-pricing proposal as its preferred option to accommodate state subsidies in the wholesale market. In the alternative, PJM proposes extending its MOPR to existing resources, along with other changes. On June 29, 2018, FERC issued an order rejecting both of the PJM proposals. Instead, FERC found the existing PJM tariff unjust and unreasonable, and initiated a new proceeding to develop a just and reasonable outcome. Among other things, FERC directed PJM to adopt a minimum price rule that would apply to all subsidized resources, including nuclear and renewable resources. Additionally, FERC directed PJM to consider whether to allow state regulators to remove equal amounts of subsidized generation and load from the capacity market. FERC established a briefing schedule and committed to issuing a final order in early 2019 for implementation for next year’s BRA.
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
Complaints Related to Extension of Base Capacity — In 2015, FERC approved changes to PJM’s capacity market, which included moving from the Base Capacity product to the higher performance Capacity Performance product over the course of a five year transition. Under this transition, as of the May 2017 BRA, the Base Capacity product will no longer be available.  Several parties have filed complaints at FERC seeking to maintain the RPM Base Capacity product for at least one more delivery year or until such time as PJM develops a model for seasonal resources to participate. On February 23, 2018, FERC issued an Order scheduling a technical conference and established a refund effective date of December 23, 2016 and January 5, 2017 for the complaints. Multiple parties filed for rehearing. FERC held a technical conference on April 24, 2018 and received post-technical conference comments on July 13, 2018. The outcome of this proceeding could have a material impact on future PJM capacity prices.
New England
ISO-NE Retention of Mystic Units — ISO-NE recently announced that it had denied delist bids submitted by two of the three Mystic generating units attached to the DistriGas LNG terminal outside of Boston, citing local reliability concerns. Subsequently, ISO-NE announced its intent to retain the Mystic units in future auctions through an out-of-market payment, citing “fuel security” concerns. On May 1, 2018, ISO-NE filed with FERC to allow it to retain the Mystic units. On July 2, 2018, FERC issued an order denying ISO-NE's request for a waiver and initiated a new proceeding to examine whether ISO-NE's capacity market rules were just and reasonable. Among other things, FERC found that ISO-NE should file a short-term fuel security agreement as part of its tariff and then redesign its capacity market to allow units retained for fuel security to set price in the capacity market. Additional briefing is due 90 days after issuance of the order.

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
Renewable Technology Resource (RTR) Exemption — In 2014, FERC approved a package of revisions that included a renewables exemption called the RTR Exemption. After FERC denied rehearing, the case was appealed to the D.C. Circuit. After a voluntary remand motion, the Court remanded the case back to FERC. In 2016, FERC issued an order reaffirming its decision. In 2017, a group of generators, including NRG, filed a petition for review with the D.C. Circuit. On July 31, 2018, the Court upheld FERC's decision.
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
CAISO
Puente Power Project — On October 5, 2017, the California Energy Commission, or CEC, the agency responsible for permitting the Puente Power Project, issued a statement on behalf of the committee of two Commissioners overseeing the permitting process stating their intention to issue a proposed decision that would deny a permit for the Puente Power Project. On October 16, 2017, NRG filed a motion to suspend the permitting proceeding for at least six months, which was granted on November 3, 2017. On May 31, 2018, the CEC extended the suspension period at NRG's request to July 1, 2019. The supplemental extension period should allow sufficient time to determine whether alternate procurement efforts undertaken by SCE supersede the need for the Puente Power Project.

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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. The EPA has stated that it intends to further revise the rule.
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
XOOM Energy Acquisition

•
On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for approximately $219 million in cash, inclusive of approximately $54 million in payments for estimated working capital, which is subject to further adjustment. The acquisition increased NRG's retail portfolio by approximately 300,000 customers in the aggregate by June 30, 2018.

Ivanpah Deconsolidation

•
During the second quarter of 2018, the Company, recognized a loss of $22 million on the deconsolidation and subsequent recognition of its 54.6% interest in Ivanpah as an equity method investment, as discussed in more detail in Note 9, Variable Interest Entities, or VIEs.

Financing Activities

•
On March 21, 2018, the Company repriced the 2023 Term Loan Facility, reducing the interest rate margin by 50 basis points to LIBOR plus 1.75% and reducing the LIBOR floor to 0.00%. As a result of the repricing, the Company expects approximately $47 million in interest savings over the remaining life of the loan.

•	On May 24, 2018, the Company issued $575 million in aggregate principal amount at par of 2.75% convertible senior notes due 2048, as discussed in more detail in Note 8, Debt and Capital Leases.

•
On June 19, 2018, the Company entered into an amended and restated Thermal note purchase and private shelf agreement whereas it authorized the issuance of the Series E Notes, Series F Notes, Series G Notes, and Series H Notes, as discussed in more detail in Note 8, Debt and Capital Leases.

•
During the six months ended June 30, 2018, the Company repurchased $43 million in aggregate principal of its Senior Notes in the open market for $45 million, including accrued interest as discussed in more detail in Note 8, Debt and Capital Leases. In July 2018, the Company repurchased an additional $46 million in aggregate principal of its Senior Notes in the open market for $48 million including accrued interest.

•
On August 1, 2018, the Company announced that it gave the required notice under the indenture governing its 6.25% Senior Notes due 2022, or the 2022 Notes, to redeem for cash $486 million aggregate principal amount of its 2022 Notes, or the Partial Redemption, on August 31, 2018, or the Redemption Date. The redemption price for the 2022 Notes will be 103.125% of the principal amount of the 2022 Notes, plus accrued and unpaid interest to the Redemption Date. The Partial Redemption, combined with recently completed open market repurchases of approximately $89 million of the Company's outstanding indebtedness, will result in the retirement of outstanding indebtedness equal to approximately $575 million which is the aggregate principal amount of the Company's 2.75% convertible senior notes due 2048 issued on May 24, 2018.

Share Repurchases

•
In February 2018, the Company's board of directors authorized the Company to repurchase $1 billion of its common stock, with the first $500 million program beginning as soon as permitted. In March 2018, the Company repurchased 3,114,748 shares of NRG common stock for approximately $93 million. During the second quarter of 2018, the Company repurchased 11,748,553 shares of NRG common stock for approximately $407 million, including shares repurchased under the ASR Agreement. In July 2018, the Company received an additional 860,880 shares in connection with the settlement of the ASR Agreement, completing the $500 million of share repurchases. The average cost per share for the total $500 million of shares repurchased was $31.80.

Trends Affecting Results of Operations and Future Business Performance
The Company’s trends are described in the Company’s 2017 Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends Affecting Results of Operations and Future Business Performance, and below.

ERCOT Pricing — ERCOT forward prices for July and August 2018 are significantly higher than where previous summers have settled.  These elevated pricing levels mean that deviations from expected demand and/or generation availability may have a material impact on the Company’s actual results.
Changes in Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of recent accounting developments.

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended June 30,			Six months ended June 30,
(In millions except otherwise noted)	2018	2017	Change	2018	2017	Change
Operating Revenues
Energy revenue (a)	$673	$656	$17	$1,292	$1,243	$49
Capacity revenue (a)	313	297	16	601	559	42
Retail revenue	1,816	1,605	211	3,302	2,946	356
Mark-to-market for economic hedging activities	15	41	(26)	(91)	159	(250)
Contract amortization	(14)	(14)	—	(28)	(29)	1
Other revenues (b)	119	116	3	267	205	62
Total operating revenues	2,922	2,701	221	5,343	5,083	260
Operating Costs and Expenses
Cost of sales (c)	1,515	1,422	(93)	2,908	2,683	(225)
Mark-to-market for economic hedging activities	86	(18)	(104)	(216)	118	334
Contract and emissions credit amortization (c)	7	8	1	13	16	3
Operations and maintenance	360	340	(20)	730	712	(18)
Other cost of operations	83	89	6	174	175	1
Total cost of operations	2,051	1,841	(210)	3,609	3,704	(95)
Depreciation and amortization	227	260	33	462	517	55
Impairment losses	74	63	(11)	74	63	(11)
Selling, general and administrative	211	221	10	402	481	79
Reorganization costs	23	—	(23)	43	—	(43)
Development costs	16	18	2	29	35	6
Total operating costs and expenses	2,602	2,403	(199)	4,619	4,800	181
Other income - affiliate	—	39	(39)	—	87	(87)
Gain on sale of assets	14	2	12	16	4	12
Operating Income	334	339	(5)	740	374	366
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	18	(3)	21	16	2	14
Other (losses)/income, net	(20)	14	(34)	(23)	26	(49)
Loss on debt extinguishment, net	(1)	—	(1)	(3)	(2)	(1)
Interest expense	(202)	(247)	45	(369)	(471)	102
Total other expense	(205)	(236)	31	(379)	(445)	66
Income/(Loss) from Continuing Operations before Income Taxes	129	103	26	361	(71)	432
Income tax expense/(benefit)	8	4	4	7	(1)	8
Income/(Loss) from Continuing Operations	121	99	22	354	(70)	424
Loss from discontinued operations, net of income tax	(25)	(741)	716	(25)	(775)	750
Net Income/(Loss)	96	(642)	738	329	(845)	1,174
Less: Net income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	24	(16)	40	(22)	(55)	33
Net Income/(Loss) Attributable to NRG Energy, Inc.	$72	$(626)	$698	$351	$(790)	$1,141
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.80	$3.18	(12)%	$2.90	$3.25	(11)%
(a) Includes realized gains and losses from financially settled transactions.
(b) Includes unrealized trading gains and losses.
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.

Management’s discussion of the results of operations for the three months ended June 30, 2018 and 2017
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended June 30, 2018 and 2017. The average on-peak power prices for ERCOT - Houston and COMED (PJM) decreased primarily due to the change in congestion pattern for the three months ended June 30, 2018, as compared to the same period in 2017.

	Average on Peak Power Price ($/MWh)
	Three months ended June 30,
Region	2018	2017	Change %
Gulf Coast (a)
ERCOT - Houston (b)	$34.82	$46.03	(24)%
ERCOT - North(b)	34.89	27.80	26%
MISO - Louisiana Hub(c)	44.20	42.77	3%
East/West
NY J/NYC(c)	36.41	39.35	(7)%
NEPOOL(c)	36.28	33.57	8%
COMED (PJM)(c)	31.88	33.40	(5)%
PJM West Hub(c)	39.73	32.79	21%
CAISO - NP15(c)	27.37	28.29	(3)%
CAISO - SP15(c)	27.75	30.72	(10)%
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(c) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs.

The following table summarizes average realized power prices for each region in which NRG operates for the three months ended June 30, 2018 and 2017, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Three months ended June 30,
Region	2018	2017	Change %
Gulf Coast	$36.33	$34.68	5%
East/West (a)	35.63	36.67	(3)%
(a) does not include BETM energy revenue of $15 million and $14 million for 2018 and 2017, respectively.

Though the average on peak power prices have remained relatively flat, average realized prices by region for the Company have generally fluctuated at different rates year-over-year due to the Company's multi-year hedging program.

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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
		Generation
(In millions)	Retail	Gulf Coast	East/West(a)	Subtotal	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$—	$508	$144	$652	$79	$192	$(250)	$673
Capacity revenue	—	68	160	228	—	87	(2)	313
Retail revenue	1,817	—	—	—	—	—	(1)	1,816
Mark-to-market for economic hedging activities	—	289	(15)	274	5	—	(264)	15
Contract amortization	—	4	—	4	—	(18)	—	(14)
Other revenue (b)	—	42	18	60	29	46	(16)	119
Operating revenue	1,817	911	307	1,218	113	307	(533)	2,922
Cost of fuel	(4)	(260)	(70)	(330)	—	(9)	(25)	(368)
Other cost of sales(c)	(1,315)	(81)	(21)	(102)	(2)	(8)	280	(1,147)
Mark-to-market for economic hedging activities	(346)	(4)	—	(4)	—	—	264	(86)
Contract and emission credit amortization	—	(7)	—	(7)	—	—	—	(7)
Gross margin	$152	$559	$216	$775	$111	$290	$(14)	$1,314
Less: Mark-to-market for economic hedging activities, net	(346)	285	(15)	270	5	—	—	(71)
Less: Contract and emission credit amortization, net	—	(3)	—	(3)	—	(18)	—	(21)
Economic gross margin	$498	$277	$231	$508	$106	$308	$(14)	$1,406
Business Metrics
MWh sold (thousands)(d)(e)		13,982	3,616		1,211	2,308
MWh generated (thousands) (f)		12,959	2,903		1,211	2,675
(a) Includes International, BETM and Generation eliminations
(b) Renewables other revenue includes $13 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits
(d) MWh sold excludes generation at facilities in East/West and NRG Yield that generate revenue under capacity agreements.
(e) Does not include thermal MWh of 9 thousand or MWt of 462 thousand for thermal sold by NRG Yield.
(f) Does not include thermal MWh of 28 thousand or MWt of 462 thousand for thermal generated by NRG Yield.

	Three months ended June 30, 2017
		Generation
(In millions)	Retail	Gulf Coast	East/West(a)	Subtotal	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$—	$484	$184	$668	$105	$177	$(294)	$656
Capacity revenue	—	68	144	212	—	85	—	297
Retail revenue	1,605	—	—	—	—	—	—	1,605
Mark-to-market for economic hedging activities	(2)	(90)	13	(77)	(3)	—	123	41
Contract amortization	—	3	—	3	—	(17)	—	(14)
Other revenue (b)	—	55	21	76	17	43	(20)	116
Operating revenue	1,603	520	362	882	119	288	(191)	2,701
Cost of fuel	(2)	(284)	(82)	(366)	(1)	(7)	5	(371)
Other cost of sales(c)	(1,211)	(79)	(52)	(131)	(2)	(7)	300	(1,051)
Mark-to-market for economic hedging activities	158	(15)	(2)	(17)	—	—	(123)	18
Contract and emission credit amortization	—	(7)	(1)	(8)	—	—		(8)
Gross margin	$548	$135	$225	$360	$116	$274	$(9)	$1,289
Less: Mark-to-market for economic hedging activities, net	156	(105)	11	(94)	(3)	—	—	59
Less: Contract and emission credit amortization, net	—	(4)	(1)	(5)	—	(17)	—	(22)
Economic gross margin	$392	$244	$215	$459	$119	$291	$(9)	$1,252
Business Metrics
MWh sold (thousands)(d)(e)		13,958	4,598		1,059	2,112
MWh generated (thousands) (f)		13,101	3,079		1,059	2,425
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
(f) Does not include thermal MWh of 20 thousand or MWt of 418 thousand for thermal generated by NRG Yield.
The table below represents the weather metrics for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
Weather Metrics	Gulf Coast	East/West
2018
CDDs (a)	1,067	265
HDDs (a)	108	425
2017
CDDs	921	281
HDDs	41	380
10-year average
CDDs	970	259
HDDs	67	429

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

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Three months ended June 30,
(In millions except otherwise noted)	2018	2017
Retail revenue	$1,689	$1,515
Supply management revenue	42	52
Capacity revenue	86	38
Customer mark-to-market	—	(2)
Operating revenue (a)	1,817	1,603
Cost of sales (b)	(1,319)	(1,213)
Mark-to-market for economic hedging activities	(346)	158
Gross Margin	$152	$548
Less: Mark-to-market for economic hedging activities, net	(346)	156
Economic Gross Margin	$498	$392

Business Metrics
Mass electricity sales volume — GWh - Gulf Coast	9,802	9,234
Mass electricity sales volume — GWh - All other regions	1,592	1,357
C&I electricity sales volume — GWh - All regions	5,403	5,308
Natural gas sales volumes (MDth)	1,244	438
Average Retail Mass customer count (in thousands)	2,973	2,859
Ending Retail Mass customer count (in thousands) (c)	3,173	2,887

(a)	Includes intercompany sales of $1 million and $1 million in 2018 and 2017, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $251 million and $293 million in 2018 and 2017, respectively.

(c)	The acquisition of XOOM Energy, LLC increased NRG's retail portfolio by approximately 300,000 customers in the aggregate by June 30, 2018.
Retail gross margin decreased $396 million and economic gross margin increased $106 million for the three months ended June 30, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to higher revenue of $63 million or approximately $3.25 per MWh, driven by customer product, term and mix, offset by higher supply costs of $25 million or approximately $1.25 per MWh, driven by an increase in power prices	$38
Higher gross margin from the Business Solutions unit reflecting the early settlement of capacity obligations for 2018	34
Higher gross margin due to an increase in load of 790,000 MWh driven by warmer weather conditions in 2018 as compared to 2017	27
Higher gross margin due to higher volumes driven by higher average customer counts primarily driven by the XOOM acquisition in June 2018	7
Increase in economic gross margin	$106
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(502)
Decrease in gross margin	$(396)

Generation gross margin and economic gross margin
Generation gross margin increased $415 million and economic gross margin increased $49 million, both of which include intercompany sales, during the three months ended June 30, 2018, compared to the same period in 2017.

The tables below describe the increase in Generation gross margin and economic gross margin:

Gulf Coast Region

(In millions)
Higher gross margin due to a 5% increase in average realized prices in South Central and a 6% increase in average realized prices in Texas	$45
Higher capacity margins due to an increase in load demand in the South Central business	10
Lower energy margin due to a 14% increase in supply cost on load contracts	(9)
Lower capacity revenue due to the cancellation of the Greens Bayou RMR agreement in 2017	(6)
Lower gross margin from commercial optimization activities	(5)
Other	(2)
Increase in economic gross margin	$33
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	391
Increase in gross margin	$424
East/West

(In millions)
Higher gross margin due to a 80% increase in New England cleared capacity pricing	$16
Higher gross margin due to a 26% increase in PJM cleared capacity pricing which relates to the first full period of capacity performance product pricing	15
Lower gross margin due to a 29% decrease in capacity pricing in New York of $15 million and decreases in capacity pricing and volumes due to the Long Beach capacity toll expiration in July 2017 of $4 million	(19)
Lower gross margin due to a 6% decrease in generation volumes due to timing of planned and unplanned outages at Midwest Generation, offset by favorable fuel costs	(8)
Higher gross margin due to insurance proceeds from outages of $14 million in 2018, compared to business interruption proceeds of $8 million in 2017	6
Other	6
Increase in economic gross margin	$16
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(26)
Increase in contract and emission credit amortization	1
Decrease in gross margin	$(9)

Renewables gross margin and economic gross margin
Renewables gross margin decreased $5 million and economic gross margin decreased $13 million for the three months ended June 30, 2018, compared to the same period in 2017. This was driven by the deconsolidation of Ivanpah in May 2018, partially offset by additional distributed solar projects reaching commercial operations in late 2017 and early 2018.
NRG Yield gross margin and economic gross margin
NRG Yield gross margin increased $16 million and economic gross margin increased $17 million for the three months ended June 30, 2018, compared to the same period in 2017. The increase is due to a 9% increase in volume generated by wind projects, primarily the Alta Wind projects and Wildorado from increased wind resources, as well as a 2% increase in solar generation, primarily at CVSR due to higher insolation.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $130 million during the three months ended June 30, 2018, compared to the same period in 2017.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended June 30, 2018
		Generation
	Retail	Gulf Coast	East/West	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$—	$(52)	$(8)	$—	$28	$(32)
Net unrealized gains/(losses) on open positions related to economic hedges	—	341	(7)	5	(292)	47
Total mark-to-market gains/(losses) in operating revenues	$—	$289	$(15)	$5	$(264)	$15
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$62	$(2)	$(3)	$—	$(28)	$29
Reversal of acquired gain positions related to economic hedges	(1)	—	—	—	—	(1)
Net unrealized (losses)/gains on open positions related to economic hedges	(407)	(2)	3	—	292	(114)
Total mark-to-market (losses)/gains in operating costs and expenses	$(346)	$(4)	$—	$—	$264	$(86)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Three months ended June 30, 2017
		Generation
	Retail	Gulf Coast	East/West	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(7)	$(11)	$—	$50	$31
Net unrealized (losses)/gains on open positions related to economic hedges	(1)	(83)	24	(3)	73	10
Total mark-to-market (losses)/gains in operating revenues	$(2)	$(90)	$13	$(3)	$123	$41
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$45	$(4)	$—	$—	$(50)	$(9)
Reversal of acquired loss positions related to economic hedges	1	—	—	—	—	1
Net unrealized gains/(losses)on open positions related to economic hedges	112	(11)	(2)	—	(73)	26
Total mark-to-market gains/(losses) in operating costs and expenses	$158	$(15)	$(2)	$—	$(123)	$18

(a)	Represents the elimination of the intercompany activity between Retail and Generation.
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.

For the three months ended June 30, 2018, the $15 million gain in operating revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of ERCOT heat rate contraction and decreases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period. The $86 million loss in operating costs and expenses from economic hedge positions was driven primarily by a decrease in value of open positions as a result of ERCOT heat rate contraction and decreases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized losses on contracts that settled during the period.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended June 30, 2018 and 2017. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Three months ended June 30,
(In millions)	2018	2017
Trading gains
Realized	$25	$14
Unrealized	5	12
Total trading gains	$30	$26

Operations and Maintenance Expense

	Retail	Generation		Renewables	NRG Yield	Corporate	Eliminations	Total
		Gulf Coast	East/West(a)
		(In millions)
Three months ended June 30, 2018	$49	$156	$99	$25	$42	$1	$(12)	$360
Three months ended June 30, 2017	$57	$105	$105	$34	$46	$5	$(12)	$340
(a) Includes International, BETM and generation eliminations of $2 million in 2018 and $1 million in 2017.
Operations and maintenance expense increased by $20 million for the three months ended June 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
2017 proceeds and 2018 payments in settlement of certain legal matters	$33
Increase in operations and maintenance due to the gain on sale of the Jewett Mine dragline in 2017	18
Increased deactivation costs primarily at Dunkirk	7
Increase in major maintenance primarily due to outages at W.A. Parish and Big Cajun II	6
Decrease in NRG Yield operations and maintenance expense due to lower costs related to forced outages at Walnut Creek in 2018 compared to 2017, as well as lower losses on disposal of assets at Walnut Creek and El Segundo	(5)
Decrease in East/West operations and maintenance expense due to major maintenance at Sunrise in 2017	(5)
Decrease in Renewables operations and maintenance expense primarily from the deconsolidation of Ivanpah	(9)
Decrease in operations and maintenance expense due to cost efficiencies as a result of the Transformation Plan	(25)
$20

Depreciation and amortization
Depreciation and amortization decreased by $33 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, driven primarily by the impairment of property, plant and equipment in prior years as well as the deconsolidation of Ivanpah in May 2018.
Impairment Losses
For the three months ended June 30, 2018, the Company recorded impairment losses of $74 million related to the impairment of the Keystone and Conemaugh generating stations, as well and the impairment of the Dunkirk project, as described in Note 7, Impairments.
Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Retail	Generation	Renewables	NRG Yield	Corporate	Total
		(In millions)
Three months ended June 30, 2018	$126	$55	$12	$7	$11	$211
Three months ended June 30, 2017	106	52	14	7	42	221
Selling, general and administrative expenses decreased by $10 million for the three months ended June 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Decrease in general and administrative expense from cost initiatives for the Transformation Plan	$(36)
Prior year fees associated with advisors engaged to assist the Company in its strategic review in 2017	(6)
Increase in bad debt expense primarily from increased usage due to weather	6
Increase in expense for estimated legal settlements	10
Increase in selling and marketing expense associated with costs incurred for margin enhancement initiatives	16
$(10)
Reorganization Costs
Reorganization costs of $23 million, primarily related to employee costs, were incurred as part of the Transformation Plan.
Other Income - Affiliate
Other income - affiliate represents the services fees charged to GenOn for shared services under the Services Agreement through June 14, 2017, the date of deconsolidation.
Gain on Sale of Assets
Gain on sale of assets for the three months ended June 30, 2018, consists primarily of the gain on the sale of Canal 3, while the gain on sale of assets for the three months ended June 30, 2017, represents a gain on the sale of land.
Equity in Earnings/(Losses) of Unconsolidated Affiliates
Equity in earnings of consolidated affiliates increased by $21 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, which was primarily driven by the equity in earnings recorded in 2018 for Ivanpah after deconsolidation, as well as by prior year losses from Petra Nova Parish Holdings, offset by the prior period HLBV income allocated to the Company’s interests in the Utah Portfolio.
Other (Losses)/Income, Net
Other losses for the three months ended June 30, 2018, primarily relate to the loss on deconsolidation of Ivanpah of $22 million. Other income for the three months ended June 30, 2017, primarily relates to dividends received from cost method investments as well as income from pension and postretirement investments.

Interest Expense
NRG's interest expense decreased by $46 million for the three months ended June 30, 2018, compared to the same period in 2017 due to the following:

(In millions)
Decrease in derivative interest expense from changes in the fair value of interest rate swaps driven by increased interest rates in 2018	$(35)
Decrease in interest expense related to repurchases of Senior Notes	(9)
Decrease in interest expense related to Ivanpah deconsolidation	(6)
Other	4
$(46)
Income Tax Expense
For the three months ended June 30, 2018, NRG recorded an income tax expense of $8 million on pre-tax income of $129 million. For the same period in 2017, NRG recorded an income tax expense of $4 million on pre-tax income of $103 million. The effective tax rate was 6.2% and 3.9% for the three months ended June 30, 2018 and 2017, respectively.
For the three months ended June 30, 2018, NRG's overall effective tax rate was different than the statutory rate of 21% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs from various wind facilities partially offset by the inclusion of consolidated partnerships and the current state tax expense.
For the three months ended June 30, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs and ITCs from various wind and solar facilities, respectively, partially offset by the inclusion of consolidated partnerships and current state tax expense.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
For the three months ended June 30, 2018 and 2017, net loss attributable to noncontrolling interests and redeemable noncontrolling interests primarily reflects net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method, partially offset by NRG Yield, Inc.'s share of net income.

Management’s discussion of the results of operations for the six months ended June 30, 2018 and 2017
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the six months ended June 30, 2018 and 2017. The average on-peak power prices have generally increased primarily due to increased heat rates for the six months ended June 30, 2018, as compared to the same period in 2017.

	Average on Peak Power Price ($/MWh)
	Six months ended June 30,
Region	2018	2017	Change %
Gulf Coast (a)
ERCOT - Houston (b)	$33.98	$36.86	(8)%
ERCOT - North(b)	33.28	25.28	32%
MISO - Louisiana Hub(c)	45.22	43.71	3%
East/West
NY J/NYC(c)	49.19	37.48	31%
NEPOOL(c)	51.07	33.69	52%
COMED (PJM)(c)	32.54	31.89	2%
PJM West Hub(c)	43.58	32.40	35%
CAISO - NP15(c)	30.05	27.38	10%
CAISO - SP15(c)	31.60	26.87	18%
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(c) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs.
The following table summarizes average realized power prices for each region in which NRG operates for the six months ended June 30, 2018 and 2017, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Six months ended June 30,
Region	2018	2017	Change %
Gulf Coast	$34.85	$34.25	2%
East/West (a)	40.69	40.20	1%
(a) does not include BETM energy revenue of $32 million and $15 million for 2018 and 2017, respectively.
Though the average on peak power prices have increased on average by 19%, average realized prices by region for the Company have generally fluctuated at different rates year-over-year due to the Company's multi-year hedging program.

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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the six months ended June 30, 2018 and 2017:

	Six months ended June 30, 2018
		Generation
(In millions)	Retail	Gulf Coast	East/West(a)	Subtotal	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$—	$879	$362	$1,241	$156	$306	$(411)	$1,292
Capacity revenue	—	135	300	435	—	169	(3)	601
Retail revenue	3,304	—	—	—	—	—	(2)	3,302
Mark-to-market for economic hedging activities	(6)	(275)	(25)	(300)	(5)	—	220	(91)
Contract amortization	—	7	—	7	—	(35)	—	(28)
Other revenue (b)	—	128	34	162	48	92	(35)	267
Operating revenue	3,298	874	671	1,545	199	532	(231)	5,343
Cost of fuel	(12)	(454)	(152)	(606)	(1)	(23)	(88)	(730)
Other cost of sales(c)	(2,415)	(164)	(90)	(254)	(4)	(14)	509	(2,178)
Mark-to-market for economic hedging activities	446	(7)	(3)	(10)	—	—	(220)	216
Contract and emission credit amortization	—	(12)	(1)	(13)	—	—	—	(13)
Gross margin	$1,317	$237	$425	$662	$194	$495	$(30)	$2,638
Less: Mark-to-market for economic hedging activities, net	440	(282)	(28)	(310)	(5)	—	—	125
Less: Contract and emission credit amortization, net	—	(5)	(1)	(6)	—	(35)	—	(41)
Economic gross margin	$877	$524	$454	$978	$199	$530	$(30)	$2,554
Business Metrics
MWh sold (thousands)(d)(e)		25,220	8,110		2,227	3,924
MWh generated (thousands) (f)		23,146	5,463		2,227	4,729
(a) Includes International, BETM and Generation eliminations.
(b) Renewables other revenue includes $26 million of intercompany revenue to NRG Yield.
(c) Includes purchased energy, capacity and emissions credits.
(d) MWh sold excludes generation at facilities in East/West and NRG Yield that generate revenue under capacity agreements.
(e) Does not include thermal MWh of 18 thousand or MWt of 1,079 thousand for thermal sold by NRG Yield.
(f) Does not include thermal MWh of 47 thousand or MWt of 987 thousand for thermal generated by NRG Yield.

	Six months ended June 30, 2017
		Generation
(In millions)	Retail	Gulf Coast	East/West(a)	Subtotal	Renewables	NRG Yield	Corporate/Eliminations	Total
Energy revenue	$—	$868	$408	$1,276	$174	$294	$(501)	$1,243
Capacity revenue	—	133	266	399	—	164	(4)	559
Retail revenue	2,939	—	—	—	—	—	7	2,946
Mark-to-market for economic hedging activities	—	41	4	45	3	—	111	159
Contract amortization	(1)	6	—	6	—	(34)	—	(29)
Other revenue (b)	—	102	20	122	36	85	(38)	205
Operating revenue	2,938	1,150	698	1,848	213	509	(425)	5,083
Cost of fuel	(7)	(498)	(170)	(668)	(2)	(18)	31	(664)
Other cost of sales(c)	(2,204)	(157)	(124)	(281)	(5)	(12)	483	(2,019)
Mark-to-market for economic hedging activities	20	(24)	(3)	(27)	—	—	(111)	(118)
Contract and emission credit amortization	—	(14)	(2)	(16)	—	—	—	(16)
Gross margin	$747	$457	$399	$856	$206	$479	$(22)	$2,266
Less: Mark-to-market for economic hedging activities, net	20	17	1	18	3	—	—	41
Less: Contract and emission credit amortization, net	(1)	(8)	(2)	(10)	—	(34)	—	(45)
Economic gross margin	$728	$448	$400	$848	$203	$513	$(22)	$2,270
Business Metrics
MWh sold (thousands)(d)(e)		25,340	9,776		1,974	3,789
MWh generated (thousands) (f)		23,790	6,096		1,974	4,244
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
(f) Does not include thermal MWh of 36 thousand or MWt of 987 thousand for thermal generated by NRG Yield.
The table below represents the weather metrics for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
Weather Metrics	Gulf Coast	East/West
2018
CDDs (a)	1,200	283
HDDs (a)	1,142	2,152
2017
CDDs	1,125	301
HDDs	673	2,008
10-year average
CDDs	1,062	276
HDDs	1,103	2,206

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

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Six months ended June 30,
(In millions except otherwise noted)	2018	2017
Retail revenue	$3,135	$2,813
Supply management revenue	75	84
Capacity revenue	94	42
Customer mark-to-market	(6)	—
Contract amortization	—	(1)
Other	—	—
Operating revenue (a)	3,298	2,938
Cost of sales (b)	(2,427)	(2,211)
Mark-to-market for economic hedging activities	446	20
Gross Margin	$1,317	$747
Less: Mark-to-market for economic hedging activities, net	440	20
Less: Contract amortization, net	—	(1)
Economic Gross Margin	$877	$728

Business Metrics
Mass electricity sales volume — GWh - Gulf Coast	17,745	16,218
Mass electricity sales volume — GWh - All other regions	3,310	2,998
C&I electricity sales volume — GWh - All regions	10,430	10,141
Natural gas sales volumes (MDth)	3,419	1,700
Average Retail Mass customer count (in thousands)	2,926	2,843
Ending Retail Mass customer count (in thousands) (c)	3,173	2,887

(a)	Includes intercompany sales of $2 million and $2 million in 2018 and 2017, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $415 million and $502 million in 2018 and 2017, respectively.

(c)	The acquisition of XOOM Energy, LLC increased NRG's retail portfolio by approximately 300,000 customers in the aggregate by June 30, 2018.
Retail gross margin increased $570 million and economic gross margin increased $149 million for the six months ended June 30, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to higher revenue of $101 million or approximately $3.00 per MWh, driven by customer product, term and mix offset by higher supply costs of $40 million or approximately $1.25 per MWh, driven primarily by an increase in power prices	$61
Higher gross margin from the Business Solutions unit reflecting the early settlement of capacity obligations for 2018	34
Higher gross margin due to an increase in load of 1,495,000 MWh driven by more favorable weather conditions in 2018 as compared to 2017	46
Higher gross margin due to higher volumes driven by higher average customer counts primarily driven by the XOOM acquisition in June 2018	8
Increase in economic gross margin	$149
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	420
Increase in contract amortization	1
Increase in gross margin	$570

Generation gross margin and economic gross margin
Generation gross margin decreased $194 million and economic gross margin increased $130 million, both of which include intercompany sales, during the six months ended June 30, 2018, compared to the same period in 2017.
The tables below describe the decrease in Generation gross margin and the increase in economic gross margin:
Gulf Coast Region

(In millions)
Higher gross margin due to a 10% increase in average realized prices in South Central and a 2% increase in average realized prices in Texas	$65
Higher gross margin from sales of NOx emission credits	35
Higher capacity margins due to an 15% increase in load demand in the South Central business	29
Lower energy margin due to a 14% increase in supply cost on load contracts	(36)
Lower capacity revenue due to the cancellation of the Greens Bayou RMR agreement in 2017	(14)
Other	(3)
Increase in economic gross margin	$76
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(299)
Increase in contract and emission credit amortization	3
Decrease in gross margin	$(220)
East/West

(In millions)
Higher gross margin due to a 88% increase in New England cleared capacity pricing	$34
Higher gross margin due to a 23% increase in PJM cleared capacity pricing which relates to the first full period of capacity performance product pricing	29
Higher gross margin from commercial optimization activities	15
Higher gross margin by BETM due to higher gains in congestion strategies	14
Higher gross margin due to a net overall increase in capacity volumes sold in New York	11
Lower gross margin due to a 31% decrease in capacity pricing in New York of $30 million and decreases in capacity pricing and volumes due to the Long Beach capacity toll expiration in July 2017 of $9 million	(39)
Lower gross margin due to lower load contracted prices coupled with lower contracted volumes	(13)
Lower gross margin due to a 10% decrease in generation volumes due to timing of planned and unplanned outages at Midwest Generation and Arthur Kill, offset by favorable fuel costs	(10)
Higher gross margin due to insurance proceeds from outages of $14 million in 2018, compared to business interruption proceeds of $8 million in 2017	6
Other	7
Increase in economic gross margin	$54
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(29)
Increase in contract and emission credit amortization	1
Increase in gross margin	$26

Renewables gross margin and economic gross margin
Renewables gross margin decreased $12 million and economic gross margin decreased $4 million for the six months ended June 30, 2018, compared to the same period in 2017. This was driven by the deconsolidation of Ivanpah in May 2018, offset in part by additional distributed solar projects reaching commercial operations in late 2017 and early 2018.

NRG Yield gross margin and economic gross margin
NRG Yield gross margin increased $16 million and economic gross margin increased $17 million for the six months ended June 30, 2018, compared to the same period in 2017. The increase is due primarily to a 3% increase in volume generated by wind projects, primarily in connection with higher wind resource at the Alta Wind projects, as well as a 5% increase in solar generation, primarily at CVSR in connection with higher insolation and higher plant availability at Walnut Creek and El Segundo.

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $84 million during the six months ended June 30, 2018, compared to the same period in 2017.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Six months ended June 30, 2018
		Generation
	Retail	Gulf Coast	East/West	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(86)	$(8)	$—	$31	$(64)
Net unrealized (losses)/gains on open positions related to economic hedges	(5)	(189)	(17)	(5)	189	(27)
Total mark-to-market (losses)/gains in operating revenues	$(6)	$(275)	$(25)	$(5)	$220	$(91)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$104	$(3)	$(7)	$—	$(31)	$63
Reversal of acquired gain positions related to economic hedges	(1)	—	—	—	—	(1)
Net unrealized gains/(losses) on open positions related to economic hedges	343	(4)	4	—	(189)	154
Total mark-to-market gains/(losses) in operating costs and expenses	$446	$(7)	$(3)	$—	$(220)	$216

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Six months ended June 30, 2017
		Generation
	Retail	Gulf Coast	East/West	Renewables	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$(8)	$(37)	$—	$89	$43
Net unrealized gains on open positions related to economic hedges	1	49	41	3	22	116
Total mark-to-market gains in operating revenues	$—	$41	$4	$3	$111	$159
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$76	$(7)	$2	$—	$(89)	$(18)
Reversal of acquired loss positions related to economic hedges	1	—	—	—	—	1
Net unrealized losses on open positions related to economic hedges	(57)	(17)	(5)	—	(22)	(101)
Total mark-to-market gains/(losses) in operating costs and expenses	$20	$(24)	$(3)	$—	$(111)	$(118)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.

For the six months ended June 30, 2018, the $91 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, as well as a decrease in the value of open positions as a result of ERCOT heat rate expansion and increases in ERCOT electricity prices. The $216 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in value of open positions as a result of ERCOT heat rate expansion and increases in ERCOT electricity prices, as well as the reversal of previously recognized unrealized losses on contracts that settled during the period.
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
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the six months ended June 30, 2018 and 2017. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits within the Company's Risk Management Policy and are primarily transacted through BETM.

	Six months ended June 30,
(In millions)	2018	2017
Trading gains/(losses)
Realized	$40	$28
Unrealized	13	(2)
Total trading gains	$53	$26

Operations and Maintenance Expense

	Retail	Generation		Renewables	NRG Yield	Corporate	Eliminations	Total
		Gulf Coast	East/West(a)
	(In millions)
Six months ended June 30, 2018	$96	$307	$204	$53	$94	$2	$(26)	$730
Six months ended June 30, 2017	$114	$250	$200	$63	$98	$9	$(22)	$712
(a) Includes International, BETM and generation eliminations of $3 million in 2018 and $2 million in 2017.
Operations and maintenance expense increased by $18 million for the six months ended June 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
2017 proceeds and 2018 payments in settlement of certain legal matters	$33
Increase in operations and maintenance due to the gain on sale of the Jewett Mine dragline in 2017	18
Increase in major maintenance primarily due to outages at W.A. Parish and Big Cajun II	32
Increased deactivation costs primarily at Dunkirk	10
Decrease in operations and maintenance expense due to cost efficiencies as a result of the Transformation Plan(a)	(60)
Decrease in Renewables operations and maintenance expense primarily from the deconsolidation of Ivanpah	(10)
Decrease in NRG Yield operations and maintenance expense due to lower costs related to forced outages at Walnut Creek in 2018 compared to 2017, as well as lower losses on disposal of assets at Walnut Creek and El Segundo	(5)
$18
(a) Approximately $36 million of additional cost savings were achieved in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, as the savings became permanent through the Transformation Plan.

Depreciation and amortization
Depreciation and amortization decreased by $55 million for the six months ended June 30, 2018, compared to the same period in 2017, driven primarily by the impairment of property, plant and equipment in prior years as well as the deconsolidation of Ivanpah in May 2018.
Impairment Losses
For the six months ended June 30, 2018, the Company recorded impairment losses of $74 million related to the impairment of the Keystone Conemaugh generating stations, as well as the impairment of the Dunkirk project as described in Note 7, Impairments.
Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Retail	Generation	Renewables	NRG Yield	Corporate	Total
		(In millions)
Six months ended June 30, 2018	$241	$106	$22	$13	$20	$402
Six months ended June 30, 2017	225	111	27	12	106	481
Selling, general and administrative expenses decreased by $79 million for the six months ended June 30, 2018, compared to the same period in 2017.

(In millions)
Decrease in general and administrative expense from cost initiatives for the Transformation Plan(a)	$(104)
Prior year fees associated with advisors engaged to assist the Company in its strategic review in 2017	(20)
Prior year fees for advisors and other consultants engaged to assist the Company with GenOn's ability to continue as a going concern	(11)
Increase in bad debt expense primarily from increased usage due to weather	14
Increase in expense for estimated legal settlements	10
Increase in selling and marketing expense associated with costs incurred for margin enhancement initiatives	32
$(79)
(a) Approximately $22 million of additional cost savings were achieved in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, as the savings became permanent through the Transformation Plan.
Reorganization Costs
Reorganization costs of $43 million, primarily related to employee costs, were incurred as part of the Transformation Plan during the six months ended June 30, 2018.
Other Income - Affiliate
Other income - affiliate represents the services fees charged to GenOn for shared services under the Services Agreement through June 14, 2017, the date of deconsolidation.
Gain on Sale of Assets
Gain on sale of assets for the six months ended June 30, 2018, consists primarily of the gain on the sale of Canal 3, while the gain on sale of assets for the six months ended June 30, 2017, represents a gain on the sale of land.
Equity in (Losses)/Earnings of Unconsolidated Affiliates
Equity in earnings of consolidated affiliates increased by $14 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, which was primarily driven by the equity in earnings recorded in 2018 for Ivanpah after deconsolidation, as well as by prior year losses from Petra Nova Parish Holdings, offset by the prior period HLBV income allocated to the Company’s interests in the Utah Portfolio.

Other (Losses)/Income, Net
Other losses for the six months ended June 30, 2018, primarily relate to the loss on deconsolidation of Ivanpah of $22 million. Other income for the six months ended June 30, 2017, primarily relates to primarily relates to dividends received from cost method investments as well as income from pension and postretirement investments.
Interest Expense
NRG's interest expense decreased by $102 million for the six months ended June 30, 2018, compared to the same period in 2017 due to the following:

(In millions)
Decrease in derivative interest expense from changes in the fair value of interest rate swaps driven by increased interest rates in 2018	$(75)
Decrease in interest expense related to repurchases of Senior Notes	(20)
Decrease in interest expense related to Ivanpah deconsolidation	(6)
Other	(1)
$(102)
Income Tax Expense
For the six months ended June 30, 2018, NRG recorded an income tax expense of $7 million on pre-tax income of $361 million. For the same period in 2017, NRG recorded an income tax benefit of $1 million on a pre-tax loss of $71 million. The effective tax rate was 1.9% and 1.4% for the six months ended June 30, 2018 and 2017, respectively.
For the six months ended June 30, 2018, NRG's overall effective tax rate was different than the statutory rate of 21% primarily due to the tax benefit for the change in valuation allowance and the generation of PTCs from various wind facilities partially offset by the inclusion of consolidated partnerships and the current state tax expense.
For the six months ended June 30, 2017, NRG's overall effective tax rate was different than the statutory rate of 35% primarily due to the tax expense for the change in valuation allowance, current state tax expense partially offset by the generation of PTCs and ITCs from various wind and solar facilities, respectively.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
For the six months ended June 30, 2018 and 2017, net loss attributable to noncontrolling interests and redeemable noncontrolling interests primarily reflects net losses allocated to tax equity investors in tax equity arrangements using the hypothetical liquidation at book value, or HLBV, method, partially offset by NRG Yield, Inc.'s share of net income.

Liquidity and Capital Resources
Liquidity Position
As of June 30, 2018 and December 31, 2017, NRG's liquidity, excluding collateral received, was approximately $2.5 billion and $3.2 billion, respectively, comprised of the following:

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents:
NRG excluding NRG Yield	$850	$843
NRG Yield and subsidiaries	130	148
Restricted cash - operating	43	71
Restricted cash - reserves (a)	243	437
Total	1,266	1,499
Total credit facility availability	1,222	1,711
Total liquidity, excluding collateral received	$2,488	$3,210
(a) Includes reserves primarily for debt service, performance obligations, and capital expenditures.
For the six months ended June 30, 2018, total liquidity, excluding collateral funds deposited by counterparties, decreased by $722 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at June 30, 2018, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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

Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations, cash proceeds from future sales of assets, including sales to NRG Yield, Inc. and under the Transformation Plan, and financing arrangements, as described in Note 8, Debt and Capital Leases, to this Form 10-Q and Note 12, Debt and Capital Leases, to the Company's 2017 10-K. The Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, the NRG Yield 2019 Convertible Notes, the NRG Yield 2020 Convertible Notes, the Yield Operating LLC senior unsecured notes, the NRG Yield, Inc. revolving credit facility, and project-related financings.
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
The transaction is subject to certain closing conditions, approvals and consents. As of July 31, 2018, all regulatory approvals have been received, however certain significant consents and waivers remain pending, and the Company expects the transaction to close in the second half of 2018. Upon the closing of the transaction, NRG’s interest in the Ivanpah asset will no longer be part of the NRG Yield ROFO assets.

Sale of South Central Business
On February 6, 2018, NRG and Cleco Energy LLC, or Cleco, entered into a purchase and sale agreement for Cleco to purchase NRG's South Central business for cash of $1.0 billion, subject to certain adjustments. The transaction is expected to close in the second half of 2018 and is subject to certain closing conditions, approvals and consents. The South Central business owns and operates a 3,555 MW portfolio of generation assets in the Gulf Coast region. Upon the closing of the transaction, NRG will enter into a sale leaseback agreement for the Cottonwood plant through May 2025.
Sale of BETM
On August 1, 2018, the Company completed the sale of 100% of its ownership interests in BETM to a third party for $70 million, subject to working capital adjustments. The sale also resulted in the release and return of approximately $119 million of letters of credit, $30 million of parent guarantees, and $4 million of net cash collateral to NRG.
Sales of Assets to NRG Yield, Inc.
On June 19, 2018, the Company completed the sale of the substantially completed assets of the UPMC Thermal Project for cash consideration of $84 million, subject to working capital adjustments.
On March 30, 2018, as part of the Transformation Plan, the Company completed the sale of 100% of its ownership interest in Buckthorn Solar to NRG Yield, Inc. for cash consideration of approximately $42 million.
On February 6, 2018, the Company entered into an agreement with NRG Yield, Inc. to sell 100% of the membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, a 527-MW natural gas fired project in Carlsbad, CA, pursuant to the ROFO Agreement. The purchase price for the transaction is $365 million in cash consideration, subject to customary working capital and other adjustments. The transaction is expected to close during the fourth quarter of 2018.
Sale of Canal 3
On June 29, 2018, the Company completed the sale of Canal 3 to Stonepeak Kestrel for cash proceeds of approximately $16 million and recorded a gain of $17 million. Prior to the sale, Canal 3 entered into a financing arrangement and received cash proceeds of $167 million, of which $151 million was distributed to the Company. The related debt is non-recourse to NRG and was transferred to Stonepeak Kestrel in connection with the sale of Canal 3.
Other Asset Sales
During the first half of 2018, the Company completed the sale of various other assets for approximately $7 million.
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
2048 Convertible Senior Notes Issuance
On May 24, 2018, the Company issued $575 million in aggregate principal amount at par of 2.75% convertible senior notes due 2048.

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
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of June 30, 2018, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of June 30, 2018:

Equivalent Net Sales Secured by First Lien Structure (a)	2018	2019	2020	2021	2022	2023
In MW	264	908	916	765	828	860
As a percentage of total net coal and nuclear capacity (b)	6%	19%	20%	16%	18%	18%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

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
Commercial Operations
The Company's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of June 30, 2018, commercial operations had total cash collateral outstanding of $234 million and $953 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of June 30, 2018, total collateral held from counterparties was $76 million in cash and $198 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on the Company's credit ratings and general perception of its creditworthiness.

Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments for the six months ended June 30, 2018, and the estimated capital expenditure and growth investments forecast for the remainder of 2018.

	Maintenance	Environmental	Growth Investments (b)	Total
	(In millions)
Retail	$12	$—	$22	$34
Generation
Gulf Coast	70	—	—	70
East/West (a)	15	—	208	223
Renewables	2	—	286	288
NRG Yield	17	—	28	45
Corporate	6	—	25	31
Total cash capital expenditures for the six months ended June 30, 2018	122	—	569	691
Funding from third party equity partners, cash grants and debt financing, net of fees	—	—	(618)	(618)
Other investments (c)	—	—	286	286
Total capital expenditures and investments, net of financings	122	—	237	359

Estimated capital expenditures for the remainder of 2018	99	3	231	333
Funding from third party equity partners, cash grants and debt financing, net of fees	—	—	(73)	(73)
Other investments (c)	—	—	10	10
NRG estimated capital expenditures for the remainder of 2018, net of financings (d)	$99	$3	$168	$270
(a) Includes International and BETM
(b) Total cash capital expenditures include $25 million of cost-to-achieve spend associated with the Transformation Plan
(c) Other investments include restricted cash activity and acquisitions
(d) Maintenance capital expenditures includes approximately $66 million for assets to be sold
Growth Investments capital expenditures
For the six months ended June 30, 2018, the Company's growth investment capital expenditures included $266 million for renewable projects, $208 million for repowering projects and $95 million for the Company's other growth projects.
Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2018 through 2022 required to comply with environmental laws will be approximately $76 million, which includes $14 million for Midwest Generation.
Common Stock Dividends
The following table lists the dividends paid during the six months ended June 30, 2018:

	Second Quarter 2018	First Quarter 2018
Dividends per Common Share	$0.03	$0.03
On July 18, 2018, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable August 15, 2018, to stockholders of record as of August 1, 2018 representing $0.12 on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.

Share Repurchases
In February 2018, the Company's board of directors authorized the Company to repurchase $1 billion of its common stock, with the first $500 million program beginning as soon as permitted. In March 2018, the Company repurchased 3,114,748 shares of NRG common stock for approximately $93 million. During the second quarter of 2018, the Company repurchased 11,748,553 shares of NRG common stock for approximately $407 million, including shares repurchased under the ASR Agreement. In July 2018, the Company received an additional 860,880 shares in connection with the settlement of the ASR Agreement, completing the $500 million of share repurchases. The average cost per share for the total $500 million of shares repurchased was $31.80.
Senior Note Repurchases
In connection with the Transformation Plan, the Company has committed to reduce its debt balance by an additional $640 million to achieve a target net debt to adjusted EBITDA credit ratio of 3.0/1. The following open market senior note repurchases were completed to assist in achieving this target.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
In millions, except rates
5.750% senior notes due 2028	$29	$30	99.24%
6.250% senior notes due 2022	14	15	103.25%
Total at June 30, 2018	$43	$45
6.250% senior notes due 2022	$6	$6	103.25%
5.750% senior notes due 2028	20	21	99.13%
6.625% senior notes due 2027	20	21	103.06%
Total at August 2, 2018	$89	$93
(a) Includes payment for accrued interest.
As discussed in more detail in "Significant Events" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, on August 1, 2018, the Company announced that it gave the required notice under the indenture governing its 6.25% Senior Notes due 2022 to redeem for cash $486 million aggregate principal amount of its 2022 Notes on August 31, 2018.
XOOM Energy Acquisition
On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for approximately $219 million in cash, inclusive of approximately $54 million in payments for estimated working capital, which is subject to further adjustment. The acquisition increased NRG's retail portfolio by approximately 300,000 customers in the aggregate by June 30, 2018.
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

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative six-month periods:

	Six months ended June 30,
	2018	2017	Change
	(In millions)
Net cash provided/(used) by operating activities	$524	$74	$450
Net cash used by investing activities	(1,146)	(545)	(601)
Net cash used by financing activities	423	18	405
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$262
Changes in cash collateral in support of risk management activities due to changes in commodity prices	171
Other changes in working capital	(21)
Change in cash from discontinued operations	38
$450
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Increase in cash paid for acquisitions in 2018 compared to 2017, primarily from the XOOM acquisition	$(268)
Increase in capital expenditures for growth investments for solar and repowering projects	(149)
Beginning balance of cash removed due to the deconsolidation of Ivanpah in 2018	(160)
Decrease in proceeds from the sale of investments in 2017 compared to 2018	(17)
Decrease in insurance proceeds for property damage	(18)
Decrease in sales of emissions, net of purchases	(17)
Change in cash from discontinued operations	53
Other	(25)
$(601)
Net Cash Provided By Financing Activities
Changes to net cash provided by financing activities were driven by:

(In millions)
Repurchases of common stock in 2018, from open market repurchases and the ASR Agreement	$(500)
Increase in payments for short and long-term debt	(318)
Increase in proceeds from the issuance of long-term debt, primarily for the Convertible Notes	659
Change in cash from discontinued operations including long-term deposits in 2017	349
Increase in cash contributions, net of distributions from non-controlling interests in 2018, primarily related to tax equity financings	208
Other	7
$405

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the six months ended June 30, 2018, the Company had a total domestic pre-tax book income of $361 million and an immaterial foreign pre-tax book income. As of December 31, 2017, the Company had cumulative domestic Federal NOL carryforwards of $2.8 billion, which will begin expiring in 2026 and cumulative state NOL carryforwards of $2.2 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $224 million, which do not have an expiration date. Contingent upon GenOn's emergence from bankruptcy, the Company will recognize an estimated $9.7 billion worthless stock deduction for tax purposes.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of June 30, 2018, NRG has several investments in energy and energy-related entities that are accounted for under the equity method of accounting. Several of these investments are variable interest entities for which NRG is not the primary beneficiary. See also Note 9, Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $1.2 billion as of June 30, 2018. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2017 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2017 Form 10-K. See also Note 8, Debt and Capital Leases, and Note 15, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and six months ended June 30, 2018.

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at June 30, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at June 30, 2018.

Derivative Activity Gains	(In millions)
Fair Value of Contracts as of December 31, 2017	$46
Contracts realized or otherwise settled during the period	9
Contracts acquired during the period	11
Changes in fair value	217
Fair Value of Contracts as of June 30, 2018	$283

	Fair Value of Contracts as of June 30, 2018
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less	Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 1	$(9)	$(30)	$(8)	$(1)	$(48)
Level 2	10	137	16	15	178
Level 3	141	32	(6)	(14)	153
Total	$142	$139	$2	$—	$283
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of June 30, 2018, NRG's net derivative asset was $283 million, an increase to total fair value of $237 million as compared to December 31, 2017. This increase was driven by gains in fair value, acquired contracts, and the roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $191 million in the net value of derivatives as of June 30, 2018. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $183 million in the net value of derivatives as of June 30, 2018.

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
The Company performs its annual test of goodwill impairment during the fourth quarter. The Company tests its long-lived assets for impairment whenever indicators of impairment exist. The Company's annual budget is utilized to determine the cash flows associated with the Company's long-lived assets, which incorporates various assumptions, including the Company's long-term view of natural gas prices and its impact on merchant power prices and fuel costs. The Company's annual budget process is finalized and approved by the Board of Directors in the fourth quarter. It is reasonably possible that the updated long-term cash flows will not support the carrying value of certain assets, and the Company will be required to test such assets for impairment. This could also have a negative impact on the fair value of the reporting units that have goodwill balances. This decrease in power prices could also result in an adverse change in the manner that long-lived assets are used, or result in the Company selling an asset before the end of its previously estimated useful life, at a price that is lower than its carrying amount. Accordingly, if these decreases continue, it is possible that the Company's goodwill or long-lived assets will be impaired.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and six months ending June 30, 2018 and 2017:

(In millions)	2018	2017
VaR as of June 30,	$54	$49
Three months ended June 30,
Average	$59	$59
Maximum	68	66
Minimum	52	49
Six months ended June 30,
Average	59	$56
Maximum	69	66
Minimum	48	41
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of June 30, 2018, for the entire term of these instruments entered into for both asset management and trading was $25 million, primarily driven by asset-backed transactions.
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
If all of the above swaps had been discontinued on June 30, 2018, the Company would have owed the counterparties $79 million. Based on the credit ratings of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 2018, a 1% change in variable interest rates would result in a $14.3 million change in interest expense on a rolling twelve-month basis.

As of June 30, 2018, the fair value and related carrying value of the Company's debt was $16.2 billion and $16.0 billion respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $981 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $61 million as of June 30, 2018, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $44 million as of June 30, 2018. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2018.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through June 30, 2018, see Note 15, Commitments and Contingencies, to this Form 10-Q.
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
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended June 30, 2018.

For the three months ended June 30, 2018	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Month #1
(April 1, 2018 to April 30, 2018)	1,779,530	$29.98	1,779,530	$853,952,158
Month #2
(May 1, 2018 to May 31, 2018)	9,969,023	$32.69	9,969,023	$499,950,111
Month #3
(June 1, 2018 to June 30, 2018)	—	$—	—	$499,950,111
Total at June 30, 2018	11,748,553		11,748,553
(a) The average price paid per share excludes commissions of $0.01 per share paid in connection with the April share repurchases.
(b) Includes commissions of $0.01 per share paid in connection with the April share repurchases.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
See Note 3, Discontinued Operations and Dispositions, to the Condensed Consolidated Financial Statements of the Company's 2017 Form 10-K, for a description of events of default by GenOn and GenOn Americas Generation under the GenOn Senior Notes and the GenOn Americas Generation Senior Notes.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

Number	Description	Method of Filing
4.1	Indenture, dated May 24, 2018, among NRG Energy, Inc., the guarantors named therein and Delaware Trust Company, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 25, 2018.
4.2	Form of 2.75% Convertible Senior Notes due 2048.	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 25, 2018.
10.1
Third Amendment Agreement, dated as of May 7, 2018, by and among NRG Energy, Inc., its subsidiaries parties thereto, the lenders from time to time parties thereto and Citicorp North America, Inc., as administrative agent and collateral agent.
Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2018.
10.2	NRG Energy, Inc. Amended and Restated Executive Change-in-Control and General Severance Plan for Tier IA and Tier IIA Executives (Amended and Restated Effective April 1, 2018).	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Mauricio Gutierrez.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews.	Filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) certification of David Callen.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
101 INS	XBRL Instance Document.	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.
101 LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101 PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: August 2, 2018	Chief Accounting Officer (Principal Accounting Officer)