Form 10-Q
period 2018-09-30
NRG ENERGY, INC.
filed 2018-11-08
CIK 1013871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2018

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
Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐       No ☒
As of September 30, 2018, there were 289,930,024 shares of common stock outstanding, par value $0.01 per share.

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

•	Risks and uncertainties associated with the GenOn Entities' Chapter 11 Cases including the ability to achieve anticipated benefits therefrom;

•	NRG's ability to obtain and maintain retail market share;

•	General economic conditions, changes in the wholesale power markets and fluctuations in the cost of fuel;

•	Volatile power supply costs and demand for power;

•	Changes in law, including judicial decisions;

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

•	NRG's ability to complete the sale of certain assets to Clearway Energy, Inc.;

•	NRG's ability to achieve its strategy of regularly returning capital to stockholders;

•	NRG's ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives;

•	NRG's ability to successfully integrate, realize cost savings and manage any acquired businesses; and

•	NRG's ability to develop and maintain successful partnering relationships.
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

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2017 Form 10-K	NRG’s Annual Report on Form 10-K for the year ended December 31, 2017
2023 Term Loan Facility	The Company's $1.9 billion term loan facility due 2023, a component of the Senior Credit Facility
Adjusted EBITDA	Adjusted earnings before interest, taxes, depreciation and amortization
ARO	Asset Retirement Obligation
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
Average realized prices	Volume-weighted average power prices, net of average fuel costs and reflecting the impact of settled hedges
BACT	Best Available Control Technology
Bankruptcy Code	Chapter 11 of Title 11 the U.S. Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Southern District of Texas, Houston Division
BETM	Boston Energy Trading and Marketing LLC
BTU	British Thermal Unit
Business Solutions	NRG's business solutions group, which includes demand response, commodity sales, energy efficiency and energy management services
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Carlsbad	Collectively, Carlsbad Energy Holdings LLC and Carlsbad Energy Center LLC
CASPR	Competitive Auctions with Sponsored Resources
CDD	Cooling Degree Day
CDWR	California Department of Water Resources
CEC	California Energy Commission
CenterPoint	CenterPoint Energy Houston Electric, LLC
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Voluntary cases commenced by the GenOn Entities under the Bankruptcy Code in the Bankruptcy Court
C&I	Commercial industrial and governmental/institutional
Cleco	Cleco Energy LLC
COD	Commercial Operation Date
ComEd	Commonwealth Edison
Company	NRG Energy, Inc.
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CVSR	California Valley Solar Ranch
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Distributed Solar	Solar power projects that primarily sell power to customers for usage on site, or are interconnected to sell power into a local distribution grid
DNREC	Delaware Department of Natural Resources and Environmental Control
DSI	Dry Sorbent Injection
Economic gross margin	Sum of energy revenue, capacity revenue, retail revenue and other revenue, less cost of fuels and other cost of sales

El Segundo Energy Center	NRG West Holdings LLC, the subsidiary of Natural Gas Repowering LLC, which owns the El Segundo Energy Center project
EME	Edison Mission Energy
Energy Plus Holdings	Energy Plus Holdings LLC
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EPSA	The Electric Power Supply Association
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ESP	Electrostatic Precipitator
ESPP	NRG Energy, Inc. Amended and Restated Employee Stock Purchase Plan
ESPS	Existing Source Performance Standards
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue gas desulfurization
Fresh Start	Reporting requirements as defined by ASC-852, Reorganizations
FTRs	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the U.S.
GenConn	GenConn Energy LLC
GenOn	GenOn Energy, Inc.
GenOn Americas Generation	GenOn Americas Generation, LLC
GenOn Americas Generation Senior Notes	GenOn Americas Generation's $395 million outstanding unsecured senior notes consisting of $208 million of 8.5% senior notes due 2021 and $187 million of 9.125% senior notes due 2031
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

HLBV	Hypothetical Liquidation at Book Value
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IPA	Illinois Power Agency
IPPNY	Independent Power Producers of New York

ISO	Independent System Operator, also referred to as RTOs
ISO-NE	ISO New England Inc.
ITC	Investment Tax Credit
kWh	Kilowatt-hour
LaGen	Louisiana Generating, LLC
LIBOR	London Inter-Bank Offered Rate
LTIPs	Collectively, the NRG LTIP and the NRG GenOn LTIP
Marsh Landing	NRG Marsh Landing, LLC (formerly known as GenOn Marsh Landing, LLC)
Mass Market	Residential and small commercial customers
MATS	Mercury and Air Toxics Standards promulgated by the EPA
MDth	Thousand Dekatherms
Midwest Generation	Midwest Generation, LLC
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MOPR	Minimum Offer Price Rule
MW	Megawatts
MWh	Saleable megawatt hour net of internal/parasitic load megawatt-hour
MWt	Megawatts Thermal Equivalent
NAAQS	National Ambient Air Quality Standards
NEPGA	New England Power Generators Association
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
Net Exposure	Counterparty credit exposure to NRG, net of collateral
Net Generation	The net amount of electricity produced, expressed in kWhs or MWhs, that is the total amount of electricity generated (gross) minus the amount of electricity used during generation
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale
NRC	U.S. Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NRG Yield, Inc.	NRG Yield, Inc., which changed it's name to Clearway Energy, Inc. following the sale by NRG of NRG Yield and the Renewables Platform to GIP
NSR	New Source Review
Nuclear Decommissioning Trust Fund	NRG's nuclear decommissioning trust fund assets, which are for the Company's portion of the decommissioning of the STP, units 1 & 2
NYAG	State of New York Office of Attorney General
NYISO	New York Independent System Operator
NYMEX	New York Mercantile Exchange
NYSPSC	New York State Public Service Commission
OCI/OCL	Other Comprehensive Income/(Loss)
Peaking	Units expected to satisfy demand requirements during the periods of greatest or peak load on the system
PER	Peak Energy Rent
Petition Date	June 14, 2017
Pipeline	Projects that range from identified lead to shortlisted with an offtake and represent a lower level of execution certainty.
PJM	PJM Interconnection, LLC

PML	NRG Power Marketing LLC
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PTC	Production Tax Credit
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 2005
RCRA	Resource Conservation and Recovery Act of 1976
REMA	NRG REMA LLC, which leases a 100% interest in the Shawville generating facility and 16.7% and 16.5% interests in the Keystone and Conemaugh generating facilities, respectively
Renewables	Consists of the following projects retained by NRG: Agua, Ivanpah, Guam, NFL stadiums
Renewables Platform	The renewable operating and development platform sold to GIP with NRG's interest in NRG Yield.
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
Revolving Credit Facility
The Company’s $2.4 billion revolving credit facility, a component of the Senior Credit Facility. The revolving credit facility consists of $169 million of Tranche A Revolving Credit Facility, due 2021, and $2.2 billion of Tranche B Revolving Credit Facility, due 2021

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

Services Agreement
NRG provided GenOn with various management, personnel and other services, which include human resources, regulatory and public affairs, accounting, tax, legal, information systems, treasury, risk management, commercial operations, and asset management, as set forth in the services agreement with GenOn.

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

S&P	Standard & Poor's
SREC	Solar renewable energy credit

TCPA	Telephone Consumer Protection Act
TSA	Transportation Services Agreement
TWCC	Texas Westmoreland Coal Co.
U.S.	United States of America
U.S. DOE	U.S. Department of Energy
Utility Scale Solar	Solar power projects, typically 20 MW or greater in size (on an alternating current basis), that are interconnected into the transmission or distribution grid to sell power at a wholesale level.
VaR	Value at Risk
VCP	Voluntary Clean-Up Program
VIE	Variable Interest Entity
WECC	Western Electricity Coordinating Council
WST	Washington-St. Tammany Electric Cooperative, Inc.
Yield Operating	NRG Yield Operating LLC

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
(In millions, except for per share amounts)	2018		2017		2018	2017
Operating Revenues
Total operating revenues	$3,061		$2,740		$7,795	$7,246
Operating Costs and Expenses
Cost of operations	2,307		2,072		5,730	5,589
Depreciation and amortization	112		163		370	490
Impairment losses	—		—		74	60
Selling, general and administrative	212		190		591	634
Reorganization costs	27		12		70	18
Development costs	1		6		9	18
Total operating costs and expenses	2,659		2,443		6,844	6,809
Other income - affiliate	—		—		—	87
Gain on sale of assets	14		—		30	4
Operating Income	416		297		981	528
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	20		9		26	(20)
Other income/(expense), net	17		19	—	(4)	43
Loss on debt extinguishment, net	(19)		—		(22)	—
Interest expense	(121)		(139)		(361)	(432)
Total other expense	(103)		(111)		(361)	(409)
Income from Continuing Operations Before Income Taxes	313		186		620	119
Income tax expense	7	—	1		19	3
Income from Continuing Operations	306		185		601	116
Loss from discontinued operations, net of income tax	(354)		(22)		(320)	(798)
Net (Loss)/Income	(48)		163		281	(682)
Less: Net income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interests	24		(8)		1	(63)
Net (Loss)/Income Attributable to NRG Energy, Inc. common stockholders	$(72)		$171		$280	$(619)
(Loss)/Earnings per Share Attributable to NRG Energy, Inc. Common Stockholders
Weighted average number of common shares outstanding — basic	299		317		309	317
Income from continuing operations per weighted average common share — basic	$0.94		$0.61		$1.94	$0.56
Loss from discontinued operations per weighted average common share — basic	$(1.18)		$(0.07)		$(1.03)	$(2.51)
(Loss)/Earnings per Weighted Average Common Share — Basic	$(0.24)		$0.54		$0.91	$(1.95)
Weighted average number of common shares outstanding — diluted	299		322		313	317
Income from continuing operations per weighted average common share — diluted	$0.94		$0.60		$1.91	$0.56
Loss from discontinued operations per weighted average common share — diluted	$(1.18)		$(0.07)		$(1.02)	$(2.51)
(Loss)/Earnings per Weighted Average Common Share — Diluted	$(0.24)		$0.53		$0.89	$(1.95)
Dividends Per Common Share	$0.03		$0.03		$0.09	$0.09
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Net (loss)/income	$(48)	$163	$281	$(682)
Other comprehensive income/(loss), net of tax
Unrealized gain on derivatives, net of income tax expense of $0, $0, $1, and $0	4	7	24	7
Foreign currency translation adjustments, net of income tax expense of $0, $0, $0, and $0	(2)	2	(8)	9
Available-for-sale securities, net of income tax expense of $0, $0, $0, and $0	—	1	1	2
Defined benefit plans, net of income tax expense of $0, $0, $0, and $0	(1)	(1)	(3)	25
Other comprehensive income	1	9	14	43
Comprehensive (loss)/income	(47)	172	295	(639)
Less: Comprehensive income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	26	(5)	15	(61)
Comprehensive (loss)/income attributable to NRG Energy, Inc. common stockholders	$(73)	$177	$280	$(578)
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017(a)
(In millions, except shares)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,359	$767
Funds deposited by counterparties	30	37
Restricted cash	28	279
Accounts receivable, net	1,297	960
Inventory	408	486
Derivative instruments	683	624
Cash collateral paid in support of energy risk management activities	209	171
Accounts receivable - affiliate	19	186
Prepayments and other current assets	248	179
Current assets - held for sale	—	116
Current assets - discontinued operations	4	705
Total current assets	4,285	4,510
Property, plant and equipment, net	3,599	6,435
Other Assets
Equity investments in affiliates	452	182
Notes receivable, less current portion	10	2
Goodwill	539	539
Intangible assets, net	602	507
Nuclear decommissioning trust fund	719	692
Derivative instruments	392	159
Deferred income taxes	11	6
Other non-current assets	281	294
Non-current assets held-for-sale	—	43
Non-current assets - discontinued operations	560	10,181
Total other assets	3,566	12,605
Total Assets	$11,450	$23,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$593	$204
Accounts payable	824	711
Accounts payable - affiliate	14	57
Derivative instruments	550	537
Cash collateral received in support of energy risk management activities	30	37
Accrued expenses and other current liabilities	659	769
Accrued expenses and other current liabilities - affiliate	1	161
Current liabilities - held-for-sale	—	72
Current liabilities - discontinued operations	52	864
Total current liabilities	2,723	3,412
Non-Current Liabilities
Long-term debt and capital leases	6,658	9,180
Nuclear decommissioning reserve	278	269
Nuclear decommissioning trust liability	432	415
Deferred income taxes	18	21
Derivative instruments	357	143
Out-of-market contracts, net	177	195
Other non-current liabilities	1,177	1,002
Non-current liabilities - held-for-sale	—	8
Non-current liabilities - discontinued operations	547	6,859
Total non-current liabilities	9,644	18,092
Total Liabilities	12,367	21,504
Redeemable noncontrolling interest in subsidiaries	19	78
Commitments and Contingencies
Stockholders’ Equity
Common stock	4	4
Additional paid-in capital	8,453	8,377
Accumulated deficit	(6,001)	(6,269)
Less treasury stock, at cost - 129,948,876 and 101,580,045 shares, at September 30, 2018 and December 31, 2017, respectively	(3,334)	(2,386)
Accumulated other comprehensive loss	(58)	(72)
Noncontrolling interest	—	2,314
Total Stockholders’ Equity	(936)	1,968
Total Liabilities and Stockholders’ Equity	$11,450	$23,550
(a) Retrospectively adjusted as discussed in Note 1, Basis of Presentation.
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In millions)	2018		2017
Cash Flows from Operating Activities
Net income/(loss)	$281		$(682)
Loss from discontinued operations, net of income tax	(320)		(798)
Income from continuing operations	601		116
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	10		—
Depreciation, amortization and accretion	403		490
Provision for bad debts	57		57
Amortization of nuclear fuel	38		37
Amortization of financing costs and debt discount/premiums	21		15
Adjustment for debt extinguishment	22		3
Amortization of intangibles and out-of-market contracts	21		79
Amortization of unearned equity compensation	36		27
Impairment losses	89		60
Changes in deferred income taxes and liability for uncertain tax benefits	(6)		(1)
Changes in nuclear decommissioning trust liability	50		20
Changes in derivative instruments	(17)		36
Changes in collateral deposits in support of energy risk management activities	(30)		(103)
Gain on sale of emission allowances	(20)		21
Gain on sale of assets	(30)		(4)
GenOn settlement in July 2018	(125)		—
Loss on deconsolidation of business	13		—
Changes in other working capital	(375)		(295)
Cash provided by continuing operations	758		558
Cash provided by discontinued operations	324		178
Net Cash Provided by Operating Activities	1,082		736
Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(209)		(12)
Capital expenditures	(345)		(172)
Purchases of emission allowances	(30)		(47)
Proceeds from sale of emission allowances	54	—	104
Investments in nuclear decommissioning trust fund securities	(449)		(402)
Proceeds from the sale of nuclear decommissioning trust fund securities	398		382
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	1,555		309
Deconsolidation of business	(268)		—
Changes in investments in unconsolidated affiliates	(62)		24
Other	—		30
Cash provided by continuing operations	644		216
Cash used by discontinued operations	(703)		(638)
Net Cash (Used) by Investing Activities	(59)		(422)
Cash Flows from Financing Activities
Payment of dividends to common stockholders	(28)		(28)
Payment for treasury stock	(1,000)		—
Proceeds from issuance of long-term debt	995		308
Payments for short and long-term debt	(970)		(343)
Receivable from affiliate	(26)		(125)
Net distributions to noncontrolling interests from subsidiaries	(17)		(18)
Payment of debt issuance costs	(19)		(39)
Other	(4)		(8)
Cash used by continuing operations	(1,069)		(253)
Cash provided by discontinued operations	403		39
Net Cash Used by Financing Activities	(666)		(214)
Effect of exchange rate changes on cash and cash equivalents	1		(10)
Change in Cash from discontinued operations	24		(421)
Net Increase in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	334		511
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	1,083		860
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$1,417		$1,371
See accompanying notes to condensed consolidated financial statements.

NRG ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
General
NRG Energy, Inc., or NRG or the Company, is a customer-driven integrated power company built on a portfolio of dynamic retail electricity brands and diverse generation assets. NRG is continuously focused on serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels. The Company:

•	directly sells energy and innovative, sustainable products and services to retail customers under the names “NRG”, “Reliant” and other retail brand names owned by NRG;

•	owns approximately 26,000 MW of generation;

•	engages in the trading of wholesale energy, capacity and related products; and

•	transacts in and trades fuel and transportation services.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's consolidated financial position as of September 30, 2018, and the results of operations, comprehensive income/(loss) and cash flows for the three and nine months ended September 30, 2018 and 2017.
Discontinued Operations
On August 31, 2018, as described in Note 3, Acquisitions, Discontinued Operations and Dispositions, NRG deconsolidated NRG Yield, Inc. and its Renewables Platform for financial reporting purposes. The financial information for all historical periods has been recast to reflect the presentation of these entities, as well as the Carlsbad project, as discontinued operations. As a result of the sale of NRG Yield, the Company no longer controls the Agua Caliente project. Due to this change in control, the Company has also deconsolidated the Agua Caliente project from its financial results and has accounted for the project as an equity method investment.
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
Note 2 — Summary of Significant Accounting Policies
Other Balance Sheet Information
The following table presents the allowance for doubtful accounts included in accounts receivable, net; accumulated depreciation included in property, plant and equipment, net; accumulated amortization included in intangible assets, net and accumulated amortization included in out-of-market contracts, net:

	September 30, 2018	December 31, 2017
	(In millions)
Accounts receivable allowance for doubtful accounts	$37	$28
Property, plant and equipment accumulated depreciation	2,652	3,013
Intangible assets accumulated amortization	1,194	1,572
Out-of-market contracts accumulated amortization	372	354
Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, restricted cash and funds deposited by counterparties reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$1,359	$767	$1,022	$591
Funds deposited by counterparties	30	37	31	2
Restricted cash	28	279	318	267
Cash and cash equivalents, funds deposited by counterparties and restricted cash shown in the statement of cash flows	$1,417	$1,083	$1,371	$860
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
Pension and Post Retirement Benefit Plan Amendments
In the fourth quarter of 2018, the Company will recognize a loss of $17 million related to curtailment of certain of the Company's pension plan. The Company also amended the post retirement benefit plan and, as a result of the subsequent plan remeasurement, will recognize a gain of $2 million.

Noncontrolling Interest
The following table reflects the changes in NRG's noncontrolling interest balance:

(In millions)
Balance as of December 31, 2017	$2,314
Dividends paid to NRG Yield, Inc. public shareholders	(61)
Distributions to noncontrolling interest	(43)
Net income attributable to noncontrolling interest - continuing operations	5
Net income attributable to noncontrolling interest - discontinued operations	21
Other comprehensive income attributable to noncontrolling interest - discontinued operations	14
Non-cash adjustments to noncontrolling interest	10
Contributions from noncontrolling interest	296
Sale of assets to NRG Yield, Inc.	(8)
Deconsolidation of Ivanpah(a)	(89)
Deconsolidation of Agua Caliente(b)	(279)
Deconsolidation of NRG Yield and the Renewables Platform(b)	(2,180)
Balance as of September 30, 2018	$—
(a) See Note 9, Variable Interest Entities, or VIEs for further information regarding the deconsolidation of Ivanpah effective April 2018.
(b) See Note 3, Acquisitions, Discontinued Operations and Dispositions for further information regarding the sale of NRG Yield and the Renewables Platform and the deconsolidation of Agua Caliente.

Redeemable Noncontrolling Interest
The following table reflects the changes in the Company's redeemable noncontrolling interest balance:

(In millions)
Balance as of December 31, 2017	$78
Distributions to redeemable noncontrolling interest	(3)
Contributions from redeemable noncontrolling interest	26
Non-cash adjustments to redeemable noncontrolling interest	(9)
Net income attributable to redeemable noncontrolling interest - continuing operations	1
Net income attributable to redeemable noncontrolling interest - discontinued operations	(26)
Deconsolidation of NRG Yield and the Renewables Platform(a)	(48)
Balance as of September 30, 2018	$19
(a) See Note 3, Acquisitions, Discontinued Operations and Dispositions for further information regarding the sale of NRG Yield and the Renewables Platform.
Revenue Recognition
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the guidance in ASC 606 using the modified retrospective method applied to contracts that were not completed as of the adoption date. The Company recognized the cumulative effect of initially applying the new standard as a credit to the opening balance of accumulated deficit, resulting in a decrease of approximately $16 million. The adjustment primarily related to costs incurred to obtain a contract with customers and customer incentives. Following the adoption of the new standard, the Company’s revenue recognition of its contracts with customers remains materially consistent with its historical practice. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company's policies with respect to its various revenue streams are detailed below. In general, the Company applies the invoicing practical expedient to recognize revenue for the revenue streams detailed below, except in circumstances where the invoiced amount does not represent the value transferred to the customer.
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
Capacity Revenue
Capacity revenues consist of revenues billed to a third party at either the market or a negotiated contract price for making installed generation and demand response capacity available in order to satisfy system integrity and reliability requirements. Capacity revenues are recognized over time, using the output method for measuring progress of satisfaction of performance obligations. The Company applies the invoicing practical expedient, where applicable, in recognizing capacity revenue. Under the practical expedient, revenue is recognized based on the invoiced amount which is equal to the value to the customer of NRG’s performance obligation completed to date.
Capacity revenue contracts mainly consist of:
Capacity auctions — The Company's largest sources of capacity revenues are capacity auctions in PJM, ISO-NE, and NYISO. Both ISO-NE and PJM operate a pay-for-performance model where capacity payments are modified based on real-time performance, where NRG's actual revenues will be the combination of revenues based on the cleared auction MWs plus the net of any over- and under-performance of NRG's fleet. In addition, MISO has an annual auction, known as the Planning Resource Auction, or PRA. The Gulf Coast assets situated in the MISO market may participate in this auction. Estimated future revenues for cleared auction MWs in the various capacity auctions are $152 million, $610 million, $459 million, $528 million and $244 million for fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.
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

Sale of Emission Allowances
The Company records its inventory of emission allowances as part of intangible assets. From time to time, management may authorize the transfer of emission allowances in excess of expected usage from the Company's emission bank to intangible assets held-for-sale for trading purposes. The Company records the sale of emission allowances on a net basis within operating revenue in the Company's consolidated statements of operations.
Disaggregated Revenues
The following table represents the Company’s disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018, along with the reportable segment for each category:

	Three months ended September 30, 2018
		Generation
(In millions)	Retail	Gulf Coast	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue(a)	$—	$680	$278	$958	$(479)	$479
Capacity revenue(a)	—	66	187	253	1	254
Retail revenue
Mass customers	1,768	—	—	—	(2)	1,766
Business Solutions customers	434	—	—	—	—	434
Total retail revenue	2,202	—	—	—	(2)	2,200
Mark-to-market for economic hedging activities(b)	1	268	27	295	(241)	55
Contract amortization	—	5	—	5	—	5
Other revenue(a)(c)	—	36	32	68	—	68
Total operating revenue	2,203	1,055	524	1,579	(721)	3,061
Less: Lease revenue	3	—	3	3	—	6
Less: Derivative revenue	1	1,160	55	1,215	(241)	975
Less: Contract amortization	—	5	—	5	—	5
Total revenue from contracts with customers	$2,199	$(110)	$466	$356	$(480)	$2,075
(a) The following amounts of energy and capacity revenue relate to derivative instruments and are accounted for under ASC 815.
	Retail	Gulf Coast	East/West/Other	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$896	$(25)	$871	$—	$871
Capacity revenue	—	—	45	45	—	45
Other revenue	—	(4)	8	4	—	4
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815.
(c) Included in other revenue is lease revenue of $3 million for both Retail and East/West/Other, respectively.

	Nine months ended September 30, 2018
		Generation
(In millions)	Retail	Gulf Coast		East/West/Other		Subtotal	Corporate/Eliminations	Total
Energy revenue(a)	$—	$1,558		$735		$2,293	$(890)	$1,403
Capacity revenue(a)	—	201	—	487	—	688	—	688
Retail revenue
Mass customers	4,321	—		—		—	(4)	4,317
Business Solutions customers	1,181	—		—		—	—	1,181
Total retail revenue	5,502	—		—		—	(4)	5,498
Mark-to-market for economic hedging activities(b)	(5)	(7)		2		(5)	(21)	(31)
Contract amortization	—	12		—		12	—	12
Other revenue(c)	—	164		64		228	(3)	225
Total operating revenue	5,497	1,928		1,288		3,216	(918)	7,795
Less: Lease revenue	10	—		6		6	—	16
Less: Derivative revenue	(5)	1,871		135		2,006	—	2,001
Less: Contract amortization	—	12		—		12	—	12
Total revenue from contracts with customers	$5,492	$45		$1,147		$1,192	$(918)	$5,766
(a) The following amounts of energy and capacity revenue relate to derivative instruments and are accounted for under ASC 815.
	Retail	Gulf Coast		East/West/Other		Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,877		$7		$1,884	$—	$1,884
Capacity revenue	—	—		110		110	—	110
Other revenue	—	1		16		17	—	17
(b) Revenue relates entirely to unrealized gains and losses on derivative instruments accounted for under ASC 815.
(c) Included in other revenue is lease revenue of $10 million and $6 million for Retail and East/West/Other, respectively.

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
Lease Revenue
Certain of the Company’s revenues are obtained through leases of rooftop residential solar systems, which are accounted for as operating leases in accordance with ASC 840, Leases. Pursuant to the lease agreements, the customers’ monthly payments are pre-determined fixed monthly amounts and may include an annual fixed percentage escalation to reflect the impact of utility rate increases over the lease term, which is 20 years. The Company records operating lease revenue on a straight-line basis over the life of the lease term. Certain customers made initial down payments that are being amortized over the life of the lease. The difference between the payments received and the revenue recognized is recorded as deferred revenue.

Contract Balances
The following table reflects the contract assets and liabilities included in the Company’s balance sheet as of September 30, 2018:

(In millions)	September 30, 2018
Deferred customer acquisition costs	$104

Accounts receivable, net - Contracts with customers	1,265
Accounts receivable, net - Derivative instruments	32
Total accounts receivable, net	$1,297

Unbilled revenues (included within Accounts receivable, net - Contracts with customers)	385
Deferred revenues	60
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
Recent Accounting Developments - Guidance Adopted in 2018
ASU 2017-07 — In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU No. 2017-07.   Current GAAP does not indicate where the amount of net benefit cost should be presented in an entity’s income statement and does not require entities to disclose the amount of net benefit cost that is included in the income statement. The amendments of ASU No. 2017-07 require an entity to report the service cost component of net benefit costs in the same line item as other compensation costs arising from services rendered by the related employees during the applicable service period. The other components of net benefit cost are required to be presented separately from the service cost component and outside the subtotal of income from operations. Further, ASU No. 2017-07 prescribes that only the service cost component of net benefit costs is eligible for capitalization. The Company adopted the amendments of ASU No. 2017-07 effective January 1, 2018. In connection with the adoption of the standard, the Company has applied the guidance retrospectively which resulted in an increase in cost of operations of $4 million and $13 million with a corresponding increase in other income, net on the statement of operations for the three and nine months ended September 30, 2017, respectively.
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

Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2018-15 - In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU No. 2018-15. The amendments of ASU No. 2018-15 addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in ASU No. 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of adopting this guidance on the consolidated financial statements and disclosures.

ASU 2018-14 - In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement benefits (Topic 715-20): Disclosure Framework - Changes to Disclosure Requirements for Defined Benefit Plans, or ASU No. 2018-14. The guidance in ASU No. 2018-14 adds, removes and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. The amendments in ASU No. 2018-14 eliminate the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The guidance also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. As the amendment contemplates changes in disclosures only, it will have no material impact on the Company's results of operations, cash flows, or statement of financial position.

ASU 2018-13 - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair value Measurement), or ASU No. 2018-13. The guidance in ASU No. 2018-13 eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The amendments in ASU No. 2018-13 add new disclosure requirements for Level 3 measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. Certain disclosures in ASU No. 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. As the amendment contemplates changes in disclosures only, it will have no material impact on the Company's results of operations, cash flows, or statement of financial position.

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
Acquisitions
XOOM Energy Acquisition — On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for approximately $219 million in cash, inclusive of approximately $54 million in payments for estimated working capital, which is subject to further adjustment. The acquisition increased NRG's retail portfolio by approximately 300,000 customers. The purchase price was provisionally allocated as follows: $2 million to cash, $8 million to restricted cash, $45 million to accounts receivable, $42 million to derivative assets, $170 million to customer relationships and contracts, $26 million to current and non-current assets, $25 million to accounts payable, $31 million to derivative liabilities, and $18 million to current and non-current liabilities.
Small Book Acquisitions — Through the end of October 2018, the Company has agreed to acquire several books of customers totaling approximately 115,000 customers, along with brand names, for $44 million.
Discontinued Operations
Sale of Ownership in NRG Yield, Inc. and Renewables Platform
On August 31, 2018, the Company completed the sale of its interests in NRG Yield, Inc. and its Renewables Platform to GIP, for total cash consideration of $1.348 billion. The Company has concluded that the divested businesses meet the criteria for discontinued operations, as the dispositions represent a strategic shift in the markets in which NRG operates. As such, all prior period results for the transaction have been reclassified as discontinued operations. In connection with the transaction, NRG entered into a transition services agreement to provide certain corporate services to the divested businesses.
As a result of the sale of NRG Yield, Inc., the Company's indirect ownership interest in the Agua Caliente solar project was reduced from 51% to 35%. As such, the Company no longer controls the project; and accordingly, no longer consolidates the project for financial reporting purposes. The Company recorded its ownership interest as an equity method investment upon deconsolidation resulting in a gain of $8 million.
As part of the agreement to sell NRG Yield and the Renewables Platform, the Company agreed to indemnify NRG Yield for any increase in property taxes for certain solar properties. The indemnity term will expire at various dates between 2029 and 2039. NRG has determined that the payment of this indemnity is probable and has recorded the estimated present value of the obligation as of the closing date of the transaction of $153 million to other non-current liabilities with a corresponding loss from discontinued operations. In addition to the California property tax indemnity, there were additional commitments and advisory fees totaling approximately $50 million. The Company will also retain all costs associated with the development and ownership of the Patriot Wind project until its sale to a third party pursuant to a sale agreement.
Carlsbad
On February 6, 2018, NRG entered into an agreement with NRG Yield to sell 100% of the membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, for $365 million of cash consideration. Though construction is not yet complete, the primary condition to close the Carlsbad transaction was the completion of the sale of NRG Yield and the Renewables Platform. As the sale of NRG Yield and the Renewables Platform has closed, the Company has concluded that the Carlsbad project meets the criteria for discontinued operations and accordingly, the financial information for all current and historical periods has been recast to reflect Carlsbad as a discontinued operation. The Company will continue to consolidate Carlsbad until the transaction is closed, which is currently anticipated for the first quarter of 2019. After the transaction closes, Carlsbad will continue to have a ground lease and easement agreement with NRG. The agreement has an initial term ending in 2039 with two ten year extensions. As a result of the transaction, additional commitments related to the project totaled $23 million.

Summarized results of discontinued operations were as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
(In millions)
Operating revenues	$280	$315	$925	$906
Operating costs and expenses	(212)	(242)	(682)	(690)
Other expenses	(44)	(64)	(165)	(210)
Gain/(loss) from operations of discontinued components, before tax	24	9	78	6
Income tax expense	9	4	4	2
Gain/(loss) from discontinued operations, net of tax	15	5	74	4
Loss on deconsolidation, net of tax	(139)	—	(139)	—
California property tax indemnification	(153)	—	(153)	—
Other Commitments, Indemnification and Fees	(77)	—	(77)	—
Loss on disposal of discontinued operations, net of tax	(369)	—	(369)	—
Gain/(Loss) from discontinued operations, net of tax	$(354)	$5	$(295)	$4

The following table summarizes the major classes of assets and liabilities classified as discontinued operations as follows:

(In millions)	September 30, 2018 (a)	December 31, 2017 (b)
Cash and cash equivalents	$—	$224
Restricted Cash	—	229
Accounts receivable, net	—	119
Other current assets	4	133
Current assets - discontinued operations	4	705
Property, plant and equipment, net	547	7,473
Equity investments in affiliates	—	856
Intangible assets, net	8	1,240
Other non-current assets	5	612
Non-current assets - discontinued operations	560	10,181
Current portion of long term debt and capital leases	14	484
Accounts payable	37	169
Other current liabilities	1	211
Current liabilities - discontinued operations	52	864
Long-term debt and capital leases	545	6,673
Other non-current liabilities	2	186
Non-current liabilities - discontinued operations	$547	$6,859
(a) Represents the Carlsbad project.
(b) Represents the discontinued operations of NRG Yield, NRG's Renewable Platform and the Carlsbad project.

Sale of Assets to NRG Yield, Inc. Prior to Discontinued Operations
On June 19, 2018, the Company completed the UPMC Thermal Project and received cash consideration from NRG Yield of $84 million.
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
GenOn
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
Summarized results of discontinued operations were as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
(In millions)
Operating revenues	$—	$—	$—	$646
Operating costs and expenses	—	—	—	(700)
Other expenses	—	—	—	(98)
Loss from operations of discontinued components, before tax	—	—	—	(152)
Income tax expense	—	—	—	9
Loss from discontinued operations	—	—	—	(161)
Interest income - affiliate	—	—	3	6
Loss from discontinued operations, net of tax	—	—	3	(155)
Pre-tax loss on deconsolidation	—	—	—	(208)
Settlement consideration and services credit	—	—	1	(289)
Pension and post-retirement liability assumption	—	(25)	(2)	(144)
Other	—	(2)	(27)	(6)
Loss on disposal of discontinued operations, net of tax	—	(27)	(28)	(647)
Loss from discontinued operations, net of tax	$—	$(27)	$(25)	$(802)

GenOn Settlement
Effective July 16, 2018, NRG and GenOn consummated the GenOn Settlement which accelerated certain terms contemplated by the plan of reorganization, as further described below. As a result, the Company paid GenOn approximately $125 million, which included (i) the settlement consideration of $261 million, (ii) the transition services credit of $28 million and (iii) the return of $15 million of collateral posted to NRG; offset by the (i) $151 million in borrowings under the intercompany secured revolving credit facility, (ii) related accrued interest and fees of $12 million, (iii) remaining payments due under the transition services agreement of $10 million and (iv) certain other balances due to NRG totaling $6 million. The Company has reserved for all amounts deemed to be uncollectible.
In order to facilitate the consummation of the GenOn Settlement, among other items, NRG assigned to GenOn approximately $8 million of historical claims against REMA in exchange for $4.2 million, which was credited as a reduction of the settlement payment. GenOn also indemnified NRG for any potential claims by REMA up to the amount of $10 million, and posted a letter of credit in that amount in favor of NRG as security for the indemnification. That letter of credit was subsequently released upon REMA's election to participate in the releases under GenOn's chapter 11 plan in favor of NRG. Other than those obligations which survive or are independent of the releases described herein, the GenOn Settlement and the GenOn chapter 11 plan provide NRG releases from GenOn and each of its debtor and non-debtor subsidiaries. On October 16, 2018, REMA and its subsidiaries filed voluntary petitions for chapter 11 relief and a prepackaged plan of reorganization in the United States Bankruptcy Court for the Southern District of Texas. The REMA debtors' plan of reorganization has been formally accepted by REMA's voting creditors and is consistent with the releases NRG receives under the GenOn Settlement and the GenOn plan.

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

2)
NRG provided settlement cash consideration to GenOn of $261.3 million, paid in cash less amounts owed to NRG under the intercompany secured revolving credit facility. See Note 14, Related Party Transactions for further discussion of the intercompany secured revolving credit facility. The net liability for these amounts, along with the services credit described below, is recorded in accrued expenses and other current liabilities - affiliate as of September 30, 2018 and December 31, 2017.

3)
NRG will retain the pension liability, including payment of approximately $13 million of 2017 pension contributions, for GenOn employees for service provided prior to the completion of the reorganization, which was paid in September 2017. GenOn’s pension liability as of September 30, 2018, was approximately $76 million. NRG will also retain the liability for GenOn’s post-employment and retiree health and welfare benefits, in an amount up to $25 million. These liabilities are recorded within other non-current liabilities as of September 30, 2018 and December 31, 2017.

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
Dispositions
On November 1, 2018, the Company offered to Clearway Energy, Inc. its ownership interest in Agua Caliente Borrower 1, LLC, for approximately $120 million, which owns a 35% interest in Agua Caliente, a 290 MW utility-scale solar project located in Dateland, Arizona. The transaction is anticipated to close in the first quarter of 2019.
On August 1, 2018, the Company completed the sale of 100% of its ownership interests in BETM to Diamond Energy Trading and Marketing, LLC for $71 million, net of working capital adjustments, which resulted in a gain of $15 million on the sale. The sale also resulted in the release and return of approximately $119 million of letters of credit, $32 million of parent guarantees, and $4 million of net cash collateral to NRG.

On June 29, 2018, the Company completed the sale of Canal 3 to Stonepeak Kestrel for cash proceeds of approximately $16 million and recorded a gain of $17 million. Prior to the sale, Canal 3 entered into a financing arrangement and received cash proceeds of $167 million, of which $151 million was distributed to the Company. The related debt was non-recourse to NRG and was transferred to Stonepeak Kestrel in connection with the sale of Canal 3.
In addition, the Company completed other asset sales for $12 million of cash proceeds during the nine months ended September 30, 2018.
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
The estimated carrying amounts and fair values of NRG's recorded financial instruments not carried at fair market value are as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Assets:
Notes receivable (a)	$11	$8	$2	$2
Liabilities:
Long-term debt, including current portion (b)	7,331	7,653	9,482	9,739
(a) Includes the current portion of notes receivable which is recorded in prepayments and other current assets on the Company's consolidated balance sheets.
(b) Excludes deferred financing costs, which are recorded as a reduction to long-term debt on the Company's consolidated balance sheets.
The fair value of the Company's publicly-traded long-term debt is based on quoted market prices and is classified as Level 2 within the fair value hierarchy. The fair value of debt securities, non-publicly traded long-term debt and certain notes receivable of the Company are based on expected future cash flows discounted at market interest rates, or current interest rates for similar instruments with equivalent credit quality and are classified as Level 3 within the fair value hierarchy. The following table presents the level within the fair value hierarchy for long-term debt, including current portion as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Level 2	Level 3	Level 2	Level 3
	(In millions)
Long-term debt, including current portion	$7,385	$268	$7,432	$2,307

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
The following tables present assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2018
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other non-current assets)	$21	$2	$—	$19
Nuclear trust fund investments:
Cash and cash equivalents	21	21	—	—
U.S. government and federal agency obligations	41	41	—	—
Federal agency mortgage-backed securities	88	—	88	—
Commercial mortgage-backed securities	19	—	19	—
Corporate debt securities	112	—	112	—
Equity securities	368	368	—	—
Foreign government fixed income securities	4	—	4	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	1,022	210	743	69
Interest rate contracts	53	—	53	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	66
Total assets	$1,816	$643	$1,019	$88
Derivative liabilities:
Commodity contracts	905	271	552	82
Interest rate contracts	2	—	2	—
Total liabilities	$907	$271	$554	$82

	As of December 31, 2017
	Fair Value
(In millions)	Total	Level 1	Level 2	Level 3
Investments in securities (classified within other non-current assets)	$22	$3	$—	$19
Nuclear trust fund investments:
Cash and cash equivalents	47	45	2	—
U.S. government and federal agency obligations	43	42	1	—
Federal agency mortgage-backed securities	82	—	82	—
Commercial mortgage-backed securities	14	—	14	—
Corporate debt securities	99	—	99	—
Equity securities	334	334	—	—
Foreign government fixed income securities	5	—	5	—
Other trust fund investments:
U.S. government and federal agency obligations	1	1	—	—
Derivative assets:
Commodity contracts	744	191	509	44
Interest rate contracts	39	—	39	—
Measured using net asset value practical expedient:
Equity securities — nuclear trust fund investments	68
Total assets	$1,498	$616	$751	$63
Derivative liabilities:
Commodity contracts	674	257	358	59
Interest rate contracts	6	—	6	—
Total liabilities	$680	$257	$364	$59

There were no transfers during the three and nine months ended September 30, 2018 and 2017 between Levels 1 and 2. The following tables reconcile, for the three and nine months ended September 30, 2018 and 2017, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed consolidated financial statements, at least annually, using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2018			Nine months ended September 30, 2018
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$19	$174	$193	$19	$(15)	$4
Contracts acquired in Xoom acquisition	—	—	—	—	12	12
Total losses — realized/unrealized included in earnings	—	—	—	—	(15)	(15)
Purchases	—	12	12	—	9	9
Transfers into Level 3 (b)	—	(201)	(201)	—	(4)	(4)
Transfers out of Level 3 (b)	—	2	2	—	—	—
Ending balance as of September 30, 2018	$19	$(13)	$6	$19	$(13)	$6
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2018	—	(3)	(3)	—	(18)	(18)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2017			Nine months ended September 30, 2017
(In millions)	Debt Securities	Derivatives(a)	Total	Debt Securities	Derivatives(a)	Total
Beginning balance	$18	$(9)	$9	$17	$(64)	$(47)
Total gains/(losses) — realized/unrealized included in earnings	1	(32)	(31)	2	12	14
Purchases	—	(9)	(9)	—	—	—
Transfers into Level 3 (b)	—	(7)	(7)	—	(11)	(11)
Transfers out of Level 3 (b)	—	7	7	—	13	13
Ending balance as of September 30, 2017	$19	$(50)	$(31)	$19	$(50)	$(31)
Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2017	—	(16)	(16)	—	(12)	(12)

(a)	Consists of derivative assets and liabilities, net.

(b)	Transfers into/out of Level 3 are related to the availability of external broker quotes and are valued as of the end of the reporting period. All transfers in/out are with Level 2.

Derivative Fair Value Measurements
A portion of NRG's contracts are exchange-traded contracts with readily available quoted market prices. A majority of NRG's contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter and on-line exchanges. The remainder of the assets and liabilities represent contracts for which external sources or observable market quotes are not available for the whole term or for certain delivery months or the contracts are retail and load following power contracts. These contracts are valued using various valuation techniques including but not limited to internal models that apply fundamental analysis of the market and corroboration with similar markets. As of September 30, 2018, contracts valued with prices provided by models and other valuation techniques make up 6% of the total derivative assets and 9% of the total derivative liabilities.
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
The following tables quantify the significant unobservable inputs used in developing the fair value of the Company's Level 3 positions as of September 30, 2018 and December 31, 2017:

	Significant Unobservable Inputs
	September 30, 2018
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$44	$68	Discounted Cash Flow	Forward Market Price (per MWh)	$2	$197	$23
FTRs	25	14	Discounted Cash Flow	Auction Prices (per MWh)	(90)	86	—
	$69	$82

	Significant Unobservable Inputs
	December 31, 2017
	Fair Value				Input/Range
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
	(In millions)
Power Contracts	$33	$47	Discounted Cash Flow	Forward Market Price (per MWh)	$10	$142	$24
FTRs	11	12	Discounted Cash Flow	Auction Prices (per MWh)	(28)	46	—
	$44	$59
The following table provides sensitivity of fair value measurements to increases/(decreases) in significant unobservable inputs as of September 30, 2018 and December 31, 2017:

Significant Unobservable Input	Position	Change In Input	Impact on Fair Value Measurement
Forward Market Price Power	Buy	Increase/(Decrease)	Higher/(Lower)
Forward Market Price Power	Sell	Increase/(Decrease)	Lower/(Higher)
FTR Prices	Buy	Increase/(Decrease)	Higher/(Lower)
FTR Prices	Sell	Increase/(Decrease)	Lower/(Higher)
The fair value of each contract is discounted using a risk-free interest rate. In addition, the Company applies a credit reserve to reflect credit risk, which is calculated based on published default probabilities. As of September 30, 2018, and December 31, 2017, the credit reserve did not result in a significant change in fair value in operating revenue and cost of operations.

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
Counterparty Credit Risk
The Company's counterparty credit risk policies are disclosed in its 2017 Form 10-K. As of September 30, 2018, the Company's counterparty credit exposure, excluding credit risk exposure under certain long term agreements, was $290 million with net exposure of $251 million. NRG held collateral (cash and letters of credit) against those positions of $48 million. Approximately 76% of the Company's exposure before collateral is expected to roll off by the end of 2019. Counterparty credit exposure is valued through observable market quotes and discounted at a risk free interest rate. The following tables highlight net counterparty credit exposure by industry sector and by counterparty credit quality. Net counterparty credit exposure is defined as the aggregate net asset position for NRG with counterparties where netting is permitted under the enabling agreement and includes all cash flow, mark-to-market and NPNS, and non-derivative transactions. The exposure is shown net of collateral held, and includes amounts net of receivables or payables.

Net Exposure (a) (b)
Category by Industry Sector	(% of Total)
Utilities, energy merchants, marketers and other	83%
Financial institutions	17
Total as of September 30, 2018	100%

Net Exposure (a) (b)
Category by Counterparty Credit Quality	(% of Total)
Investment grade	59%
Non-Investment grade/Non-Rated	41
Total as of September 30, 2018	100%

(a)	Counterparty credit exposure excludes uranium and coal transportation contracts because of the unavailability of market prices.

(b)	The figures in the tables above exclude potential counterparty credit exposure related to RTOs, ISOs, registered commodity exchanges and certain long term contracts.
NRG has counterparty credit risk exposure to certain counterparties, each of which represent more than 10% of total net exposure discussed above. The aggregate of such counterparties' exposure was $60 million as of September 30, 2018. Changes in hedge positions and market prices will affect credit exposure and counterparty concentration. Given the credit quality, diversification and term of the exposure in the portfolio, NRG does not anticipate a material impact on the Company's financial position or results of operations from nonperformance by any of NRG's counterparties.
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

Long Term Contracts
Counterparty credit exposure described above excludes credit risk exposure under certain long term agreements, including California tolling agreements, Gulf Coast load obligations, and solar PPAs. As external sources or observable market quotes are not available to estimate such exposure, the Company estimates its credit exposure for these contracts based on various techniques including, but not limited to, internal models based on a fundamental analysis of the market and extrapolation of observable market data with similar characteristics. Based on these valuation techniques, as of September 30, 2018, aggregate credit risk exposure managed by NRG to these counterparties was approximately $1.5 billion, for the next five years. This amount excludes potential credit exposures for projects with long-term PPAs that have not reached commercial operations. The majority of these power contracts are with utilities or public power entities with strong credit quality and public utility commission or other regulatory support. However, such regulated utility counterparties can be impacted by changes in government regulations or treatment by regulatory agencies which NRG is unable to predict.
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
As of September 30, 2018, the Company's retail customer credit exposure to C&I and Mass customers was diversified across many customers and various industries, as well as government entities.
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

	As of September 30, 2018				As of December 31, 2017
(In millions, except otherwise noted)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)	Fair Value	Unrealized Gains	Unrealized Losses	Weighted-average Maturities (In years)
Cash and cash equivalents	$21	$—	$—	—	$47	$—	$—	—
U.S. government and federal agency obligations	41	1	1	12	43	1	—	11
Federal agency mortgage-backed securities	88	—	3	23	82	1	1	23
Commercial mortgage-backed securities	19	—	1	22	14	—	—	20
Corporate debt securities	112	1	2	10	99	2	1	11
Equity securities	434	296	—	—	402	272	—	—
Foreign government fixed income securities	4	—	—	9	5	—	—	9
Total	$719	$298	$7		$692	$276	$2

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from these sales. The cost of securities sold is determined on the specific identification method.

	Nine months ended September 30,
	2018	2017
	(In millions)
Realized gains	$8	$8
Realized losses	8	6
Proceeds from sale of securities	$398	$382
Note 6 — Accounting for Derivative Instruments and Hedging Activities
This footnote should be read in conjunction with the complete description under Note 5, Accounting for Derivative Instruments and Hedging Activities, to the Company's 2017 Form 10-K.
Energy-Related Commodities
As of September 30, 2018, NRG had energy-related derivative instruments extending through 2030. The Company marks these derivatives to market through the statement of operations.
Interest Rate Swaps
NRG is exposed to changes in interest rates through the Company's issuance of variable rate debt. In order to manage the Company's interest rate risk, NRG enters into interest rate swap agreements. As of September 30, 2018, NRG had interest rate derivative instruments on recourse debt extending through 2021, which are not designated as cash flow hedges. The Company had an interest rate swap on non-recourse debt extending through 2032, which is not designated as a cash flow hedge.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of NRG's open derivative transactions broken out by category, excluding those derivatives that qualified for the NPNS exception, as of September 30, 2018 and December 31, 2017. Option contracts are reflected using delta volume. Delta volume equals the notional volume of an option adjusted for the probability that the option will be in-the-money at its expiration date.

		Total Volume
		September 30, 2018	December 31, 2017
Category	Units	(In millions)
Emissions	Short Ton	3	1
Renewable Energy Certificates	Certificates	1	—
Coal	Short Ton	8	21
Natural Gas	MMBtu	(439)	(20)
Power	MWh	8	23
Capacity	MW/Day	(1)	(1)
Interest	Dollars	$1,058	$1,060
Equity	Shares	—	1
The increase in the natural gas position was primarily the result of additional generation hedge positions.

Fair Value of Derivative Instruments
The following table summarizes the fair value within the derivative instrument valuation on the balance sheets:

	Fair Value
	Derivative Assets		Derivative Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In millions)
Derivatives Not Designated as Cash Flow or Fair Value Hedges:
Interest rate contracts current	17	8	—	1
Interest rate contracts long-term	36	31	2	5
Commodity contracts current	666	616	550	536
Commodity contracts long-term	356	128	355	138
Total Derivatives Not Designated as Cash Flow or Fair Value Hedges	1,075	783	907	680
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

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of September 30, 2018	(In millions)
Commodity contracts:
Derivative assets	$1,022	$(765)	$(18)	$239
Derivative liabilities	(905)	765	30	(110)
Total commodity contracts	117	—	12	129
Interest rate contracts:
Derivative assets	53	—	—	53
Derivative liabilities	(2)	—	—	(2)
Total interest rate contracts	51	—	—	51
Total derivative instruments	$168	$—	$12	$180

	Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets / Liabilities	Derivative Instruments	Cash Collateral (Held) / Posted	Net Amount
As of December 31, 2017	(In millions)
Commodity contracts:
Derivative assets	$744	$(578)	$(11)	$155
Derivative liabilities	(674)	578	72	(24)
Total commodity contracts	70	—	61	131
Interest rate contracts:
Derivative assets	39	—	—	39
Derivative liabilities	(6)	—	—	(6)
Total interest rate contracts	33	—	—	33
Total derivative instruments	$103	$—	$61	$164

Accumulated Other Comprehensive Loss
The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow hedge derivatives, net of tax:

	Interest Rate Contracts
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Accumulated OCI beginning balance	$(23)	$(67)	$(54)	$(66)
Reclassified from accumulated OCI to income:
Due to realization of previously deferred amounts	1	4	8	10
Mark-to-market of cash flow hedge accounting contracts	(3)	4	21	(3)
Sale of NRG Yield and the Renewables Platform	25	—	25	—
Accumulated OCI ending balance, net of $0, and $15 tax	$—	$(59)	$—	$(59)
Amounts reclassified from accumulated OCI into income are recorded in discontinued operations.
The Company's regression analysis for Marsh Landing, Walnut Creek, and Avra Valley interest rate swaps, while positively correlated, no longer contain match terms for cash flow hedge accounting. As a result, the Company voluntarily de-designated the Marsh Landing, Walnut Creek, and Avra Valley cash flow hedges as of April 28, 2017, and prospectively marked these derivatives to market through the income statement until the assets were sold.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Unrealized mark-to-market results	(In millions)
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(84)	$(7)	$(85)	$18
Reversal of acquired gain positions related to economic hedges	(10)	(2)	(11)	(1)
Net unrealized gains/(losses) on open positions related to economic hedges	25	(19)	158	(8)
Total unrealized mark-to-market (losses)/gains for economic hedging activities	(69)	(28)	62	9
Reversal of previously recognized unrealized gains on settled positions related to trading activity	(4)	(5)	(10)	(24)
Net unrealized gains on open positions related to trading activity	8	—	27	17
Total unrealized mark-to-market gains/(losses) for trading activity	4	(5)	17	(7)
Total unrealized (losses)/gains	$(65)	$(33)	$79	$2

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Unrealized gains/(losses) included in operating revenues	$59	$17	$(14)	$170
Unrealized (losses)/gains included in cost of operations	(124)	(50)	93	(168)
Total impact to statement of operations — energy commodities	$(65)	$(33)	$79	$2
Total impact to statement of operations — interest rate contracts	$2	$3	$17	$(4)
The reversals of acquired gain or loss positions were valued based upon the forward prices on the acquisition date. The roll-off amounts were offset by realized gains or losses at the settled prices and are reflected in operating revenue or cost of operations during the same period.
For the nine months ended September 30, 2018, the $158 million unrealized gain from open economic hedge positions was primarily the result of an increase in value of forward purchases of ERCOT heat rate and ERCOT electricity contracts due to ERCOT heat rate expansion and increases in ERCOT power prices.
For the nine months ended September 30, 2017, the $8 million unrealized loss from open economic hedge positions was primarily the result of a decrease in value of forward purchases of coal, natural gas, and ERCOT power due to decreases in coal, natural gas, and ERCOT electricity prices, which was largely offset by an increase in value of forward sales of PJM power and New York capacity due to decreases in PJM electricity and New York capacity prices.
Credit Risk Related Contingent Features
Certain of the Company's hedging agreements contain provisions that require the Company to post additional collateral if the counterparty determines that there has been deterioration in credit quality, generally termed “adequate assurance” under the agreements, or require the Company to post additional collateral if there were a one notch downgrade in the Company's credit rating. The collateral required for contracts with adequate assurance clauses that are in a net liability position as of September 30, 2018, was $25 million. The collateral required for contracts with credit rating contingent features that are in a net liability position as of September 30, 2018, was $17 million. The Company is also a party to certain marginable agreements under which it has a net liability position, but the counterparty has not called for the collateral due, which was approximately $6 million as of September 30, 2018.
See Note 4, Fair Value of Financial Instruments, to this Form 10-Q for discussion regarding concentration of credit risk.

Note 7 — Impairments
2018 Impairment Losses
Keystone and Conemaugh — On June 29, 2018, the Company entered into an agreement to sell its approximately 3.7% interests in the Keystone and Conemaugh generating stations. NRG recorded impairment losses of $14 million for Keystone and $14 million for Conemaugh to adjust the carrying amount of the assets to fair value based on the contractual sale price. The transaction closed on September 5, 2018.
Dunkirk — During the second quarter of 2018, NRG ceased its development of the project to add gas capability at the Dunkirk generating station. The project was put on hold in 2015 pending the resolution of a lawsuit filed by Entergy Corporation against the NYPSC which challenged the legality of the Dunkirk contract. The lawsuit was later dropped and development continued, but the delay imposed a new requirement on Dunkirk to enter into the NYISO interconnection study process. The NYISO studies have concluded that extensive electric system upgrades would be necessary for the station to return to service. This would cause the Company to incur a material increase in cost and delay the project schedule that would render the project impractical. Consequently, the Company has recorded an impairment loss of $46 million, reducing the carrying amount of the related assets to $0.
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
Other Impairments — As of September 30, 2017, the Company recorded impairment losses of approximately $19 million in connection with the renewable assets that were not divested as part of the sale of NRG Yield and the Renewables Platform.

Note 8 — Debt and Capital Leases
This footnote should be read in conjunction with the complete description under Note 12, Debt and Capital Leases, to the Company's 2017 Form 10-K. Long-term debt and capital leases consisted of the following:

(In millions, except rates)	September 30, 2018	December 31, 2017	September 30, 2018 interest rate %(a)

Recourse debt:
Senior Notes, due 2022	$485	$992	6.250
Senior Notes, due 2024	733	733	6.250
Senior Notes, due 2026	1,000	1,000	7.250
Senior Notes, due 2027	1,230	1,250	6.625
Senior Notes, due 2028	821	870	5.750
Convertible Senior Notes, due 2048	575	—	2.750
Term loan facility, due 2023	1,857	1,872	L+1.75
Tax-exempt bonds	466	465	4.125 - 6.00
Subtotal recourse debt	7,167	7,182
Non-recourse debt:
Ivanpah, due 2033 and 2038(b)	—	1,073	2.285 - 4.256
Agua Caliente, due 2037(c)	—	818	2.395 - 3.633
Agua Caliente Borrower 1, due 2038	86	89	5.430
Midwest Generation, due 2019	78	152	4.390
Other	105	180	various
Subtotal all non-recourse debt	269	2,312
Subtotal long-term debt (including current maturities)	7,436	9,494
Capital leases	2	5	various
Subtotal long-term debt and capital leases (including current maturities)	7,438	9,499
Less current maturities	(593)	(204)
Less debt issuance costs	(82)	(103)
Discounts	(105)	(12)
Total long-term debt and capital leases	$6,658	$9,180
(a) As of September 30, 2018, L+ equals 3-month LIBOR plus 1.75%.
(b) The Company deconsolidated Ivanpah during the second quarter of 2018.
(c) The Company deconsolidated Agua Caliente solar facility during the third quarter of 2018.
Recourse Debt
2023 Term Loan Facility
On March 21, 2018, NRG repriced the 2023 Term Loan Facility, reducing the interest rate margin by 50 basis points to LIBOR plus 1.75% and reducing the LIBOR floor to 0.00%.

In accordance with the terms of the Credit Agreement, on October 5, 2018, the Company initiated an asset sale offer to purchase a portion of its Term Loan following the sale of NRG Yield and the Renewables Platform. The offer expired on November 5, 2018, and $260 million of Term Loan holders accepted the offer. As a result, the Company prepaid $155 million of Term Loans as part of its de-leveraging plan, as well as established an incremental first lien secured loan term facility under the Senior Credit Facility in the aggregate principal amount of $105 million on the same terms and conditions to stay within its debt reduction target.

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
The Company incurred approximately $12 million in transaction costs in connection with the issuance of the notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $10 million, allocated to the liability component, were recognized as deferred financing costs and are amortized over the seven years. Transaction costs of $2 million, allocated to the equity component, were recognized as a reduction of additional paid-in capital.
Senior Note Repurchases
In order to remain leverage neutral with the issuance of the Convertible Notes, during the second and third quarter, the Company completed open market senior note repurchases and partially redeemed the 6.250% notes due 2022, as detailed in the table below. During the nine months ended September 30, 2018, a $22 million loss on debt extinguishment was recorded for these repurchases, which included the write-off of previously deferred financing costs of $6 million.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
In millions, except rates
5.750% senior notes due 2028	$29	$30	99.24%
6.250% senior notes due 2022	14	15	103.25%
Total at June 30, 2018	$43	$45
6.250% senior notes due 2022(b)	492	512	103.13%
5.750% senior notes due 2028	20	20	99.13%
6.625% senior notes due 2027	20	21	103.06%
Total at September 30, 2018	$575	$598
(a) Includes payment for accrued interest of $7 million as of September 30, 2018
(b) Includes partial redemption of $486 million during the third quarter of 2018
On October 9, 2018, the Company redeemed all of its outstanding 6.250% senior notes due 2022 in the aggregate principal amount of $485 million. The Company has completed its targeted $640 million debt reduction, through this redemption and the $155 million Term Loan repurchase, and is on track to achieve a target net debt to adjusted EBITDA ratio of 3.0/1 for 2018.

Note 9 — Variable Interest Entities, or VIEs
Entities that are not Consolidated
Through its consolidated subsidiary, NRG Solar Ivanpah LLC, NRG owns a 54.6% interest in Ivanpah Master Holdings LLC, or Ivanpah, the owner of three solar electric generating projects located in the Mojave Desert with a total capacity of 392 MW. NRG considers this investment a VIEs under ASC 810, Consolidation, and NRG is not considered the primary beneficiary.  The Company accounts for its interest under the equity method of accounting.
The Ivanpah solar electric generating projects were funded in large part by loans guaranteed by the U.S. DOE and equity from the projects' partners. During the first quarter of 2018, all interested parties sought a restructuring of Ivanpah's debt in order to avoid a potential event of default with respect to the loans in connection with several recent events. Ensuing negotiations culminated in a settlement during the second quarter of 2018 between the parties which resulted in certain transactions, including the release of reserves totaling $95 million to fund equity distributions to the partners, which reduced the equity at risk, and the prepayment of certain of the debt balance outstanding, and the amendment of certain of Ivanpah's governing documents. The equity distributions and prepayment of debt were funded by the agreed upon release of reserve funds. These events were considered to be a reconsideration event in accordance with ASC 810, Consolidation. As a result, NRG determined that it is not the primary beneficiary and deconsolidated Ivanpah. NRG recognized a loss of $22 million on the deconsolidation and subsequent recognition of Ivanpah as an equity method investment during the nine months ended September 30, 2018. The deconsolidation of Ivanpah reduced the Company's assets by approximately $1.3 billion, which was primarily property, plant and equipment, and reduced the Company's liabilities by $1.2 billion, which was primarily long-term debt. NRG's maximum exposure to loss is limited to its equity investment, which was $45 million as of September 30, 2018.
Entities that are Consolidated
The Company has a controlling financial interest in certain entities, which have been identified as VIEs under ASC 810. These arrangements are primarily related to tax equity arrangements entered into with third-parties in order to finance the cost of solar energy systems under operating leases eligible for certain tax credits as further described in Note 2, Summary of Significant Accounting Policies to the Company's 2017 Form 10-K.
The summarized financial information for the Company's consolidated VIEs consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Current assets	$6	$6
Net property, plant and equipment	76	80
Other long-term assets	31	36
Total assets	113	122
Current liabilities	2	3
Long-term debt	29	30
Other long-term liabilities	8	7
Total liabilities	39	40
Redeemable noncontrolling interest	19	19
Net assets less noncontrolling interests	$55	$63
Note 10 — Changes in Capital Structure
As of September 30, 2018 and December 31, 2017, the Company had 500,000,000 shares of common stock authorized. The following table reflects the changes in NRG's common stock issued and outstanding:

	Issued	Treasury	Outstanding
Balance as of December 31, 2017	418,323,134	(101,580,045)	316,743,089
Shares issued under LTIPs	1,555,766	—	1,555,766
Shares issued under ESPP	—	175,862	175,862
Shares repurchased	—	(28,544,693)	(28,544,693)
Balance as of September 30, 2018	419,878,900	(129,948,876)	289,930,024

Employee Stock Purchase Plan
In January 2018, 175,862 shares of common stock were issued to employee accounts from treasury stock for the offering period of July 1, 2017, to December 31, 2017. In January 2018, NRG suspended the ESPP.
Share Repurchases
In February 2018, the Company's board of directors authorized the Company to repurchase $1 billion of its common stock. As of September 30, 2018, the Company has completed the $1 billion common stock repurchase program. The following repurchases have been made during the nine months ended September 30, 2018.

	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased (in millions)
Board Authorized Share Repurchases
First Quarter 2018 (a)	3,114,748		$93
Second Quarter 2018 (a) (b)	11,748,553		407
Third Quarter 2018 (b)	13,681,392		500
Total Board Authorized Share Repurchases as of September 30, 2018	28,544,693	(c)	$1,000

(a) The average price paid per share and amounts paid for shares purchased exclude the commissions of $0.01 per share paid in connection with the open market share repurchase.
(b) The share repurchases for the second and the third quarter include 9,969,023 and 13,681,392 respectively of the shares repurchased through the ASR Agreements, as described below.
(c) The total number of shares repurchased under the $1 billion share repurchase program and the average price paid per share will be determined upon final settlement of the September ASR in which the financial institution may deliver additional shares to the Company.

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
On September 5, 2018, the Company executed an additional ASR Agreement with a financial institution, to complete the remaining portion of the $1 billion stock repurchase program authorized by the Company's board of directors by repurchasing a total of $500 million of outstanding common stock based on a volume weighted average price less an agreed upon discount. The Company received initial shares of 12,820,512, which were recorded in treasury stock at fair value based on the closing price on the day of the transaction of $452 million, with the remaining $48 million recorded in additional paid in capital, representing the value of the forward contract to purchase additional shares. The ASR agreement will settle on or before December 31, 2018.
NRG Common Stock Dividends
The following table lists the dividends paid during the nine months ended September 30, 2018:

	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Dividends per Common Share	$0.03	$0.03	$0.03
On October 17, 2018, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2018, to stockholders of record as of November 1, 2018, representing $0.12 per share on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws, regulations and other contractual obligations.

Note 11 — Earnings/(Loss) Per Share
Basic earnings/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Shares issued and treasury shares repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings/(loss) per share is computed in a manner consistent with that of basic income/(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The reconciliation of NRG's basic and diluted loss per share is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share data	2018	2017	2018	2017
Basic income/(loss) per share attributable to NRG Energy, Inc. common stockholders
Net (loss)/income attributable to NRG Energy, Inc. common stockholders	$(72)	$171	$280	$(619)
Weighted average number of common shares outstanding - basic	299	317	309	317
(Loss)/earnings per weighted average common share — basic	$(0.24)	$0.54	$0.91	$(1.95)
Diluted income/(loss) per share attributable to NRG Energy, Inc. common stockholders
Weighted average number of common shares outstanding - diluted	299	317	309	317
Incremental shares attributable to the issuance of equity compensation (treasury stock method)	—	5	4	—
Total dilutive shares	299	322	313	317
(Loss)/income per weighted average common share — diluted	$(0.24)	$0.53	$0.89	$(1.95)
The following table summarizes NRG’s outstanding equity instruments that are anti-dilutive and were not included in the computation of the Company’s diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
In millions of shares	2018	2017	2018	2017
Equity compensation plans	4	1	—	6
2048 Convertible Senior Notes	12	—	6	—
Total	16	1	6	6

Note 12 — Segment Reporting
The Company's segment structure reflects how management currently makes financial decisions and allocates resources. The Company's businesses are segregated as follows: Generation, which includes generation, Renewables and international; Retail, which includes Mass customers and Business Solutions, which includes C&I customers and other distributed and reliability products; and corporate activities. The financial information for the three and nine months ended September 30, 2018 has been recast to reflect the current segment structure.
On August 31, 2018, as described in Note 3, Acquisitions, Discontinued Operations and Dispositions, NRG deconsolidated NRG Yield, Inc., its Renewables Platform and Carlsbad for financial reporting purposes. The financial information for all historical periods has been recast to reflect the presentation of these entities as discontinued operations within the corporate segment.
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

	Retail(a)	Generation(a)	Corporate(a)	Eliminations		Total
Three months ended September 30, 2018	(In millions)
Operating revenues(a)	$2,203	$1,579	$1	$(722)		$3,061
Depreciation and amortization	30	73	7	2		112
Reorganization costs	6	3	18	—		27
Gain on sale of assets	—	—	14	—		14
Equity in earnings of unconsolidated affiliates	—	20	2	(2)		20
Loss on debt extinguishment, net	—	—	(19)	—		(19)
(Loss)/income from continuing operations before income taxes	(127)	595	349	(504)		313
(Loss)/income from continuing operations	(127)	595	342	(504)		306
Loss from discontinued operations, net of tax	—	—	(354)	—		(354)
Net (Loss)/Income	(127)	595	(12)	(504)		(48)
(Loss)/Income attributable to NRG Energy, Inc. common stockholders	$(127)	$579	$(23)	$(501)	—	$(72)
Total assets as of September 30, 2018	$3,465	$6,699	$7,979	$(6,693)		$11,450

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$1	$740	$(19)	$—	$722

	Retail(a)	Generation(a)	Corporate(a)	Eliminations	Total
Three months ended September 30, 2017	(In millions)
Operating revenues(a)	$1,936	$1,313	$—	$(509)	$2,740
Depreciation and amortization	28	128	8	(1)	163
Reorganization costs	5	3	4	—	12
Equity in earnings of unconsolidated affiliates	—	9	3	(3)	9
Income/(loss) from continuing operations before income taxes	72	272	(157)	(1)	186
Income/(loss) from continuing operations	72	272	(158)	(1)	185
Loss from discontinued operations, net of tax	—	—	(22)	—	(22)
Net Income/(Loss)	72	272	(180)	(1)	163
Net Income/(Loss) attributable to NRG Energy, Inc. common stockholders	$72	$256	$(159)	$2	$171

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$3	$493	$13	$—	$509

	Retail(a)	Generation(a)	Corporate(a)		Eliminations	Total
Nine months ended September 30, 2018	(In millions)
Operating revenues(a)	$5,497	$3,216	$10		$(928)	$7,795
Depreciation and amortization	86	259	25		—	370
Impairment losses	—	74	—		—	74
Reorganization costs	10	10	50	—	—	70
Gain on sale of assets	—	1	29		—	30
Equity in earnings of unconsolidated affiliates	—	27	4		(5)	26
Loss on debt extinguishment, net	—	—	(22)		—	(22)
Income/(Loss) from continuing operations before income taxes	733	303	812		(1,228)	620
Income/(Loss) from continuing operations	733	302	794		(1,228)	601
Loss from discontinued operations, net of tax	—	—	(320)		—	(320)
Net Income/(Loss)	733	302	474		(1,228)	281
Net Income/(Loss) attributable to NRG Energy, Inc. common stockholders	$732	$293	$479		$(1,224)	$280

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$7	$944	$(23)	$—	$928

	Retail (a)	Generation(a)	Corporate(a)		Eliminations	Total
Nine months ended September 30, 2017
Operating revenues(a)	$4,868	$3,289	$13		$(924)	$7,246
Depreciation and amortization	81	385	26		(2)	490
Impairment losses	—	60	—		—	60
Reorganization costs	5	3	10	—	—	18
Gain on sale of assets	—	4	—		—	4
Equity in (losses)/earnings of unconsolidated affiliates	—	(21)	6		(5)	(20)
Income/(loss) from continuing operations before income taxes	371	185	(433)		(4)	119
Income/(loss) from continuing operations	380	183	(443)		(4)	116
Loss from discontinued operations, net of tax	—	—	(798)		—	(798)
Net Income/(loss)	380	183	(1,241)		(4)	(682)
Net Income/(loss) attributable to NRG Energy, Inc. common stockholders	$380	$169	$(1,169)		$1	$(619)

(a) Operating revenues include inter-segment sales and net derivative gains and losses of:	$3	$872	$49	$—	$924

Note 13 — Income Taxes
Effective Tax Rate
The income tax provision consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
In millions, except rates	2018	2017	2018	2017
Income before income taxes	$313	$186	$620	$119
Income tax expense from continuing operations	7	1	19	3
Effective tax rate	2.2%	0.5%	3.1%	2.5%
For the three and nine months ended September 30, 2018, and 2017, NRG's overall effective tax rate was different than the statutory rate of 21% and 35%, respectively primarily due to the tax benefit for the change in valuation allowance partially offset by current state tax expense.

Uncertain Tax Benefits
As of September 30, 2018, NRG has recorded a non-current tax liability of $47 million for uncertain tax benefits from positions taken on various state income tax returns, including accrued interest. For the nine months ended September 30, 2018, NRG accrued $2 million of interest relating to the uncertain tax benefits. As of September 30, 2018, NRG had cumulative interest and penalties related to these uncertain tax benefits of $5 million. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense.
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
In December 2017, in conjunction with the confirmation of the GenOn Entities' plan of reorganization, the Services Agreement was terminated and replaced by the transition services agreement. Under the transition services agreement, NRG provided the shared services and other separation services at an annualized rate of $84 million, subject to certain credits and adjustments. GenOn provided notice to NRG of its intent to terminate the transition services agreement effective August 15, 2018 and in connection with the settlement agreement described in Note 3, Acquisitions, Discontinued Operations and Dispositions, all amounts owed and payable to NRG were settled against the $28 million credit provided for in the Restructuring Support Agreement. NRG may provide additional separation services that are necessary for or reasonably related to the operation of GenOn's business after such date, subject to NRG's prior written consent, not to be unreasonably withheld. For the three and nine months ended September 30, 2018, NRG recorded approximately $18 million and $53 million, respectively, under the transition services agreement against selling, general and administrative expenses post-Chapter 11 Filing. For the three and nine months ended September 30, 2017, NRG recorded $14 million and $104 million, respectively related to these services.
Credit Agreement with GenOn
NRG and GenOn are party to a secured intercompany revolving credit agreement.  The intercompany revolving credit agreement provided for a $500 million revolving credit facility, all of which was available for revolving loans and letters of credit. At September 30, 2018 and December 31, 2017, $30 million and $92 million, respectively, of letters of credit were issued and outstanding under the NRG credit agreement for GenOn. As of September 30, 2018 , there were no loans outstanding under intercompany secured revolving credit facility. As of December 31, 2017, there were $125 million, of loans outstanding under the intercompany secured revolving credit facility. The intercompany secured revolving credit facility contains customary covenants and events of default. As of September 30, 2018, GenOn was in default under the secured intercompany revolving credit agreement due to the filing of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, no additional revolving loans or letters of credit are available to GenOn. As the Restructuring Support Agreement provided that the borrowings be repaid to NRG at or prior to emergence, NRG recorded its affiliate receivable for the amount outstanding net within accrued expenses and other current liabilities - affiliate on the consolidated balance sheet as of September 30, 2018. Interest continued to accrue during the pendency of the Chapter 11 Cases until July 2018, when all outstanding borrowings and related interest were settled against amounts owed by the Company to GenOn as further discussed in Note 3 , Acquisitions, Discontinued Operations and Dispositions, in connection with the settlement between NRG and GenOn. As mentioned above, as of September 30, 2018, GenOn, GenMa, and REMA collectively had $30 million outstanding in letters of credit issued under the secured intercompany revolving credit agreement. In connection with the settlement between NRG and GenOn, GenOn, GenMA and REMA have provided support for those outstanding letters of credit through a back-to-back letter of credit and cash collateral.  The outstanding letters of credit will continue to accrue any contractual fees and expenses until they are terminated.
Commercial Operations Agreement
NRG Power Marketing LLC has entered into physical and financial intercompany commodity and hedging transactions with GenOn and certain of its subsidiaries. Subject to applicable collateral thresholds, these arrangements may provide for the bilateral exchange of credit support based upon market exposure and potential market movements. The terms and conditions of the agreements are generally consistent with industry practices and other third party arrangements. As of September 30, 2018, derivative assets and liabilities associated with these transactions are recorded within NRG's derivative instruments balances on the consolidated balance sheet, with related revenues and costs within operating revenues and cost of operations, respectively. Additionally, as of September 30, 2018 and December 31, 2017, the Company had $15 million and $32 million, respectively, of cash collateral posted in support of energy risk management activities by GenOn.

Note 15 — Commitments and Contingencies
This footnote should be read in conjunction with the complete description under Note 22, Commitments and Contingencies, to the Company's 2017 Form 10-K.
Commitments
First Lien Structure — NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn and EME (including Midwest Generation) acquisitions, and NRG's assets that have project-level financing, to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or MWh equivalents. The Company's lien counterparties may have a claim on NRG's assets to the extent market prices exceed the hedged price. As of September 30, 2018, hedges under the first lien were in-the-money for NRG on a counterparty aggregate basis.
Lignite Contract with Texas Westmoreland Coal Co. — The Company's Limestone facility historically blended lignite obtained from the Jewett mine, which was operated by Texas Westmoreland Coal Co, or TWCC, and coal sourced from the Powder River Basin in Wyoming. On August 18, 2016, NRG gave notice to TWCC terminating the active mining of lignite under the contract, effective on December 31, 2016.  Under the contract, TWCC continues to be responsible for reclamation activities. NRG is responsible for reclamation costs and has recorded an adequate ARO liability. The Railroad Commission of Texas has imposed a bond obligation of $99 million on TWCC for the reclamation of the mine. Pursuant to the contract with TWCC, NRG supports this obligation through surety bonds. Additionally, NRG is obligated to provide additional performance assurance if required by the Railroad Commission of Texas.
On October 9, 2018, TWCC and certain of its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code before the United States Bankruptcy Court for the Southern District of Texas.  TWCC has obtained authorization from the bankruptcy court to continue to perform its obligations under its contract with the Company and to maintain surety bonds programs throughout its operations.  In addition, NRG has not received any indication from the Railroad Commission of Texas of an intent to draw on the surety bonds.  However, given the uncertainty involved in bankruptcy proceedings, it is uncertain whether and to what extent TWCC’s bankruptcy may in the future impact the reclamation costs incurred by NRG or the surety bonds.
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
Midwest Generation Asbestos Liabilities — The Company, through its subsidiary, Midwest Generation, may be subject to potential asbestos liabilities as a result of its acquisition of EME. The Company is currently analyzing the scope of potential liability as it may relate to Midwest Generation. The Company believes that it has established an adequate reserve for these cases. On March 27, 2018, ComEd filed a Motion to Compel Payments of Claims seeking $61 million related to asbestos liabilities. On April 25, 2018, NRG filed an Omnibus Objection to All Remaining Claims of ComEd and Exelon. A trial before the Bankruptcy Court to determine the amount of ComEd’s claims is currently scheduled for April 10, 2019.

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
Rice v. NRG — On April 14, 2017, plaintiffs filed a purported class action lawsuit in the U.S. District Court for the Western District of Pennsylvania against NRG, First Energy Corporation and Matt Canastrale Contracting, Inc.  Plaintiffs generally claim personal injury, trespass, nuisance and property damage related to the disposal of coal ash from GenOn's Elrama Power Plant and First Energy’s Mitchell and Hatfield Power Plants. Plaintiffs generally seek monetary damages, medical monitoring and remediation of their property. Plaintiffs filed an amended complaint on August 14, 2017. On October 20, 2017, NRG filed its answers and affirmative defenses. On July 6, 2018, NRG filed a motion for summary judgment. Plaintiffs filed their opposition to the motion for summary judgment on July 29, 2018. On September 7, 2018, the court granted NRG’s motion for summary judgment.  Accordingly, NRG is no longer a party.
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

GenOn Chapter 11 Cases — On June 14, 2017, the GenOn Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 12, 2017, the Bankruptcy Court entered an order confirming GenOn’s Chapter 11 plan, which provides for, among other things, GenOn’s transition to a standalone enterprise. GenOn’s Chapter 11 plan has not yet become effective and there can be no assurance that the effective date will occur. However, the NRG Settlement was approved by the Bankruptcy Court on December 12, 2017, and was consummated on July 16, 2018, resulting in the exchange of broad, mutual releases among the GenOn Entities, NRG and certain of their respective related parties. Upon the occurrence of the effective date of GenOn’s Chapter 11 plan, additional releases in favor of NRG will become operative and the GenOn Entities will no longer be subsidiaries of NRG. See Note 3, Acquisitions, Discontinued Operations and Dispositions, for additional information related to the Chapter 11 Cases.
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
Natixis v. GenOn Mid-Atlantic — On February 16, 2018, Natixis Funding Corp. and Natixis, New York Branch filed a complaint in the Supreme Court of the State of New York against GenOn Mid-Atlantic, the owner lessors under GenOn Mid-Atlantic’s operating leases of the Dickerson and Morgantown coal generation units, and the lease indenture trustee under those leases.  The plaintiffs’ allegations against GenOn Mid-Atlantic relate to a payment agreement between GenOn Mid-Atlantic and Natixis Funding Corp. to procure credit support for the payment of certain lease payments owed pursuant to the GenOn Mid-Atlantic operating leases for Morgantown and Dickerson.  The plaintiffs seek approximately $34 million in damages arising from GenOn Mid-Atlantic’s purported breach of certain warranties in the payment agreement. On April 2, 2018, GenOn Mid-Atlantic removed the allegations against it to the U.S. District Court for the Southern District of New York. On April 11, 2018, the U.S. District Court for the Southern District of New York entered a briefing schedule on a forthcoming motion to remand by Natixis Funding Corp. and a forthcoming motion to transfer by GenOn Mid-Atlantic. On April 26, 2018, Natixis Funding Corp. filed its motion to remand. On May 31, 2018, GenOn Mid-Atlantic opposed the motion to remand and filed a cross-motion to transfer. The parties completed briefing on the motions to remand and transfer on July 9, 2018, and the U.S. District Court for the Southern District of New York held an oral argument on July 18, 2018 and continued the motions to a subsequent conference scheduled for September 26, 2018. In the state court action, the court has scheduled oral argument for September 25, 2018, on the owner lessors' dispositive motions.
Cheswick NPDES Permit Appeal — On September 24, 2018, Sierra Club and Three Rivers Waterkeeper filed an appeal challenging the NPDES permit that was issued to GenOn’s Cheswick power plant in July 2018. The appeal seeks, among other remedies, a hearing, a declaration that the permit is unlawful and inappropriate, and for an order remanding the permit to Pennsylvania’s Department of Environment to modify the permit to remedy the flaws about which the appellants complain. The parties are discussing a hearing scheduling order.
New Jersey Department of Environmental Protection Notice of Violation — On May 31, 2018, REMA (as successor-in-interest to Reliant Energy NJ Holdings) was issued a notice of violation by the New Jersey Department of Environmental Protection for alleged violations of the New Jersey Spill Compensation and Control Act (N.J.S.A. 58: 10-23 et seq.) at the Atlantic Substation property in Colts Neck Township, New Jersey. These alleged violations remain under review by REMA.
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

National
Zero-Emission Credits for Nuclear Plants in Illinois — In 2016, Illinois enacted a Zero Emission Credit, or ZEC, program for selected nuclear units in Illinois. In total, the program directs over $2.5 billion over ten years to two Exelon-owned nuclear power plants in Illinois.  These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On February 14, 2017, NRG, along with other companies, filed a complaint in the U.S. District Court for the Northern District of Illinois alleging that the state program is preempted by federal law and in violation of the dormant commerce clause. On July 14, 2017, Defendants' motions to dismiss were granted. On July 17, 2017, NRG, along with other companies, filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On September 13, 2018, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision to dismiss the complaint. On September 27, 2018, NRG, along with other companies, filed a Petition for a Panel Rehearing with the Seventh Circuit. On October 9, 2018, the Seventh Circuit denied the rehearing.
Zero-Emission Credits for Nuclear Plants in New York — On August 1, 2016, the NYSPSC issued its Clean Energy Standard, or CES, which provided for ZECs which would provide more than $7.6 billion over 12 years in out-of-market subsidy payments to certain selected nuclear generating units in the state. These ZECs are out-of-market subsidies that threaten to artificially suppress market prices and interfere with the wholesale power market. On October 19, 2016, NRG, along with other companies, filed a complaint in the U.S. District Court for the Southern District of New York, challenging the validity of the NYSPSC action and the ZEC program. On July 25, 2017, Defendants' motions to dismiss were granted. On August 24, 2017, NRG, along with other plaintiff companies, filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. On September 27, 2018, the Second Circuit affirmed the decision of the District Court.
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
NRG is subject to a wide range of environmental laws in the development, construction, ownership and operation of projects. These laws generally require that governmental permits and approvals be obtained before construction and during operation of power plants. NRG is also subject to laws regarding the protection of wildlife, including migratory birds, eagles and threatened and endangered species. The electric generation industry has been facing requirements regarding GHGs, combustion byproducts, water discharge and use, and threatened and endangered species that have been put in place in recent years. However, under the current U.S. presidential administration, some of these rules are being reconsidered and reviewed. In general, future laws are expected to require the addition of emissions controls or other environmental controls or to impose certain restrictions on the operations of the Company's facilities, which could have a material effect on the Company's consolidated financial position, results of operations, or cash flows. Federal and state environmental laws generally have become more stringent over time, although this trend could slow in the near term with respect to federal laws under the current U.S. presidential administration.
Air
On August 31, 2018, EPA proposed replacing the Clean Power Plan (CPP) rule, which sought to broadly regulate CO2 emissions from the power sector, with the Affordable Clean Energy (ACE) rule, which if finalized, would require states to develop plans to seek heat rate improvements from coal-fired EGUs. The Company believes that the ACE rule replacing the CPP rule would on balance be positive for its generation fleet.

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
Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the DC Circuit found, among other things, that EPA had not adequately regulated unlined ponds and legacy ponds. Accordingly, we anticipate that EPA will promulgate new regulations to address these issues (including compliance deadlines) as it reconsiders other aspects of the existing rule. The EPA has stated that it intends to further revise the rule.

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

Note 18 — Condensed Consolidating Financial Information
As of September 30, 2018, the Company had outstanding $4.8 billion of Senior Notes due from 2022 to 2048, as shown in Note 8, Debt and Capital Leases. These Senior Notes are guaranteed by certain of NRG's current and future 100% owned domestic subsidiaries, or guarantor subsidiaries. These guarantees are both joint and several. The non-guarantor subsidiaries include all of NRG's foreign subsidiaries and certain domestic subsidiaries.
Unless otherwise noted below, each of the following guarantor subsidiaries fully and unconditionally guaranteed the Senior Notes as of September 30, 2018:

Ace Energy, Inc.	NRG Advisory Services LLC	NRG Norwalk Harbor Operations Inc.
Allied Home Warranty GP LLC	NRG Affiliate Services Inc.	NRG Operating Services, Inc.
Allied Warranty LLC	NRG Arthur Kill Operations Inc.	NRG Oswego Harbor Power Operations Inc.
Arthur Kill Power LLC	NRG Astoria Gas Turbine Operations Inc.	NRG PacGen Inc.
Astoria Gas Turbine Power LLC	NRG Bayou Cove LLC	NRG Portable Power LLC
Bayou Cove Peaking Power, LLC	NRG Business Services LLC	NRG Power Marketing LLC
BidURenergy, Inc.	NRG Cabrillo Power Operations Inc.	NRG Reliability Solutions LLC
Cabrillo Power I LLC	NRG California Peaker Operations LLC	NRG Renter's Protection LLC
Cabrillo Power II LLC	NRG Cedar Bayou Development Company, LLC	NRG Retail LLC
Carbon Management Solutions LLC	NRG Connected Home LLC	NRG Retail Northeast LLC
Cirro Group, Inc.	NRG Connecticut Affiliate Services Inc.	NRG Rockford Acquisition LLC
Cirro Energy Services, Inc.	NRG Construction LLC	NRG Saguaro Operations Inc.
Connecticut Jet Power LLC	NRG Curtailment Solutions, Inc	NRG Security LLC
Cottonwood Development LLC	NRG Development Company Inc.	NRG Services Corporation
Cottonwood Energy Company LP	NRG Devon Operations Inc.	NRG SimplySmart Solutions LLC
Cottonwood Generating Partners I LLC	NRG Dispatch Services LLC	NRG South Central Affiliate Services Inc.
Cottonwood Generating Partners II LLC	NRG Distributed Energy Resources Holdings LLC	NRG South Central Generating LLC
Cottonwood Generating Partners III LLC	NRG Distributed Generation PR LLC	NRG South Central Operations Inc.
Cottonwood Technology Partners LP	NRG Dunkirk Operations Inc.	NRG South Texas LP
Devon Power LLC	NRG El Segundo Operations Inc.	NRG Texas C&I Supply LLC
Dunkirk Power LLC	NRG Energy Efficiency-L LLC	NRG Texas Gregory LLC
Eastern Sierra Energy Company LLC	NRG Energy Labor Services LLC	NRG Texas Holding Inc.
El Segundo Power, LLC	NRG ECOKAP Holdings LLC	NRG Texas LLC
El Segundo Power II LLC	NRG Energy Services Group LLC	NRG Texas Power LLC
Energy Alternatives Wholesale, LLC	NRG Energy Services International Inc.	NRG Warranty Services LLC
Energy Choice Solutions LLC	NRG Energy Services LLC	NRG West Coast LLC
Energy Plus Holdings LLC	NRG Generation Holdings, Inc.	NRG Western Affiliate Services Inc.
Energy Plus Natural Gas LLC	NRG Greenco LLC	O'Brien Cogeneration, Inc. II
Energy Protection Insurance Company	NRG Home & Business Solutions LLC	ONSITE Energy, Inc.
Everything Energy LLC	NRG Home Services LLC	Oswego Harbor Power LLC
Forward Home Security, LLC	NRG Home Solutions LLC	Reliant Energy Northeast LLC
GCP Funding Company, LLC	NRG Home Solutions Product LLC	Reliant Energy Power Supply, LLC
Green Mountain Energy Company	NRG Homer City Services LLC	Reliant Energy Retail Holdings, LLC
Gregory Partners, LLC	NRG Huntley Operations Inc.	Reliant Energy Retail Services, LLC
Gregory Power Partners LLC	NRG HQ DG LLC	RERH Holdings, LLC
Huntley Power LLC	NRG Identity Protect LLC	Saguaro Power LLC
Independence Energy Alliance LLC	NRG Ilion Limited Partnership	Somerset Operations Inc.
Independence Energy Group LLC	NRG Ilion LP LLC	Somerset Power LLC
Independence Energy Natural Gas LLC	NRG International LLC	Texas Genco GP, LLC
Indian River Operations Inc.	NRG Maintenance Services LLC	Texas Genco Holdings, Inc.
Indian River Power LLC	NRG Mextrans Inc.	Texas Genco LP, LLC
Louisiana Generating LLC	NRG MidAtlantic Affiliate Services Inc.	Texas Genco Services, LP
Meriden Gas Turbines LLC	NRG Middletown Operations Inc.	US Retailers LLC
Middletown Power LLC	NRG Montville Operations Inc.	Vienna Operations Inc.
Montville Power LLC	NRG New Roads Holdings LLC	Vienna Power LLC
NEO Corporation	NRG North Central Operations Inc.	WCP (Generation) Holdings LLC
New Genco GP, LLC	NRG Northeast Affiliate Services Inc.	West Coast Power LLC
Norwalk Power LLC

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

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,618	$445	$—	$(2)	$3,061
Operating Costs and Expenses
Cost of operations	2,005	295	9	(2)	2,307
Depreciation and amortization	67	36	9	—	112
Impairment losses	—	—	—	—	—
Selling, general and administrative	125	21	139	(73)	212
Reorganization costs	—	—	27	—	27
Development costs	—	(2)	3	—	1
Total operating costs and expenses	2,197	350	187	(75)	2,659
Gain on sale of assets	—	14	—	—	14
Operating Income/(Loss)	421	109	(187)	73	416
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	6	—	466	(472)	—
Equity in earnings of unconsolidated affiliates	—	20	—	—	20
Other income/(expense), net	4	8	5	—	17
Loss on debt extinguishment, net	—		(19)	—	(19)
Interest expense	(3)	(8)	(110)	—	(121)
Total other income/(expense)	7	20	342	(472)	(103)
Income from Continuing Operations Before Income Taxes	428	129	155	(399)	313
Income tax expense/(benefit)	122	41	(156)	—	7
Income from Continuing Operations	306	88	311	(399)	306
Income/(loss) from discontinued operations, net of income tax	—	17	(371)	—	(354)
Net Income/(Loss)	306	105	(60)	(399)	(48)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	—	(61)	12	73	24
Net Income/(Loss) Attributable to NRG Energy, Inc. common stockholders	$306	$166	$(72)	$(472)	$(72)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$6,736	$1,072	$—	$(13)	$7,795
Operating Costs and Expenses
Cost of operations	5,006	719	18	(13)	5,730
Depreciation and amortization	216	129	25	—	370
Impairment losses	—	74	—	—	74
Selling, general and administrative	337	46	282	(74)	591
Reorganization costs	4	—	66	—	70
Development costs	—	—	10	(1)	9
Total operating costs and expenses	5,563	968	401	(88)	6,844
Gain on sale of assets	3	27	—	—	30
Operating Income/(Loss)	1,176	131	(401)	75	981
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	14	—	1,156	(1,170)	—
Equity in earnings/(losses) of unconsolidated affiliates	—	27	(1)	—	26
Other income/(expense), net	13	(27)	10	—	(4)
Loss on debt extinguishment, net	—	—	(22)	—	(22)
Interest expense	(11)	(42)	(308)	—	(361)
Total other income/(expense)	16	(42)	835	(1,170)	(361)
Income from Continuing Operations Before Income Taxes	1,192	89	434	(1,095)	620
Income tax expense/(benefit)	343	26	(350)	—	19
Income from Continuing Operations	849	63	784	(1,095)	601
Income/(loss) from discontinued operations, net of income tax	—	77	(397)	—	(320)
Net Income	849	140	387	(1,095)	281
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interests	—	(181)	107	75	1
Net Income Attributable to NRG Energy, Inc.	$849	$321	$280	$(1,170)	$280

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$306	$105	$(60)	$(399)	$(48)
Other Comprehensive Income/(Loss), net of tax
Unrealized gain/(loss) on derivatives, net	—	10	(13)	7	4
Foreign currency translation adjustments, net	(2)	(2)	(1)	3	(2)
Defined benefit plans, net	—	—	(1)	—	(1)
Other comprehensive (loss)/income	(2)	8	(15)	10	1
Comprehensive Income/(Loss)	304	113	(75)	(389)	(47)
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(58)	11	73	26
Comprehensive Income/(Loss) Attributable to NRG Energy, Inc. common stockholders	$304	$171	$(86)	$(462)	$(73)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net income	$849	$140	$387	$(1,095)	$281
Other comprehensive (loss)/income, net of tax
Unrealized gain on derivatives, net	—	30	9	(15)	24
Foreign currency translation adjustments, net	(8)	(8)	(9)	17	(8)
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	—	—	(3)	—	(3)
Other comprehensive (loss)/income	(8)	22	(2)	2	14
Comprehensive income	841	162	385	(1,093)	295
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(167)	107	75	15
Comprehensive income attributable to NRG Energy, Inc.	$841	$329	$278	$(1,168)	$280

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2018 (Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$130	$22	$1,207	$—	$1,359
Funds deposited by counterparties	30	—	—	—	30
Restricted cash	5	15	8	—	28
Accounts receivable, net	1,151	97	49	—	1,297
Inventory	301	107	—	—	408
Derivative instruments	687	24	17	(45)	683
Deferred income tax	38	80	(118)	—	—
Cash collateral paid in support of energy risk management activities	194	15	—	—	209
Accounts receivable - affiliate	458	55	762	(1,256)	19
Prepayments and other current assets	160	35	53	—	248
Current assets - discontinued operations	—	4	—	—	4
Total current assets	3,154	454	1,978	(1,301)	4,285
Property, plant and equipment, net	2,372	1,077	150	—	3,599
Other Assets
Investment in subsidiaries	477	—	4,379	(4,856)	—
Equity investments in affiliates	—	452	—	—	452
Notes receivable, less current portion	—	10	12	(12)	10
Goodwill	359	180	—	—	539
Intangible assets, net	403	199	—	—	602
Nuclear decommissioning trust fund	719	—	—	—	719
Derivative instruments	357	9	36	(10)	392
Deferred income tax	34	(149)	126	—	11
Other non-current assets	92	70	119	—	281
Non-current assets - discontinued operations	—	560	—	—	560
Total other assets	2,441	1,331	4,672	(4,878)	3,566
Total Assets	$7,967	$2,862	$6,800	$(6,179)	$11,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—	$89	$504	$—	$593
Accounts payable	705	55	64	—	824
Accounts payable — affiliate	1,610	(191)	(148)	(1,257)	14
Derivative instruments	565	30	—	(45)	550
Deferred income taxes	—	1	(1)	—	—
Cash collateral received in support of energy risk management activities	30	—	—	—	30
Accrued expenses and other current liabilities	282	40	337	—	659
Accrued expenses and other current liabilities-affiliate	—	—	1	—	1
Current liabilities - discontinued operations	—	52	—	—	52
Total current liabilities	3,192	76	757	(1,302)	2,723
Other Liabilities
Long-term debt and capital leases	244	244	6,182	(12)	6,658
Nuclear decommissioning reserve	278	—	—	—	278
Nuclear decommissioning trust liability	432	—	—	—	432
Deferred income taxes	112	62	(156)	—	18
Derivative instruments	361	6	—	(10)	357
Out-of-market contracts, net	54	123	—	—	177
Other non-current liabilities	410	197	570	—	1,177
Non-current liabilities - discontinued operations	—	547	—	—	547
Total non-current liabilities	1,891	1,179	6,596	(22)	9,644
Total liabilities	5,083	1,255	7,353	(1,324)	12,367
Redeemable noncontrolling interest in subsidiaries	—	19	—	—	19
Stockholders’ Equity	2,884	1,588	(553)	(4,855)	(936)
Total Liabilities and Stockholders’ Equity	$7,967	$2,862	$6,800	$(6,179)	$11,450

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2018
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income	$849	$140		$387	$(1,095)	$281
Loss from discontinued operations	—	77		(397)	—	(320)
Income from continuing operations	849	63		784	(1,095)	601
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	—	9		1	—	10
Depreciation, amortization and accretion	240	138		25	—	403
Provision for bad debts	55	2		—	—	57
Amortization of nuclear fuel	38	—		—	—	38
Amortization of financing costs and debt discount/premiums	—	5		16	—	21
Adjustment for debt extinguishment	—	—		22	—	22
Amortization of intangibles and out-of-market contracts	15	6		—	—	21
Amortization of unearned equity compensation	—	—		36	—	36
Impairment losses	—	89		—	—	89
Changes in deferred income taxes and liability for uncertain tax benefits	343	11		(360)	—	(6)
Changes in nuclear decommissioning trust liability	50	—		—	—	50
Changes in derivative instruments	(38)	40		(4)	(15)	(17)
Changes in collateral deposits in support of energy risk management activities	(16)	(14)		—	—	(30)
Gain on sale of emission allowances	(20)	—		—	—	(20)
Gain on sale of assets	(3)	(27)		—	—	(30)
GenOn settlement in July 2018	—	—		(125)	—	(125)
Loss on deconsolidation of business	—	13		—	—	13
Changes in other working capital	(567)	(61)		(857)	1,110	(375)
Cash provided/(used) by continuing operations	946	274		(462)	—	758
Cash provided by discontinued operations	—	324		—	—	324
Net Cash Provided/(Used) by Operating Activities	946	598		(462)	—	1,082
Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	(2)	(207)		—	—	(209)
Capital expenditures	(158)	(150)	—	(37)	—	(345)
Purchases of emission allowances	(30)	—		—	—	(30)
Proceeds from sale of emission allowances	54	—		—	—	54
Investments in nuclear decommissioning trust fund securities	(449)	—		—	—	(449)
Proceeds from the sale of nuclear decommissioning trust fund securities	398	—		—	—	398
Proceeds from sale of assets, net of cash disposed and sale of discontinued operations, net of fees	10	8		1,537	—	1,555
Deconsolidation of business	—	(268)		—	—	(268)
Change in investments in unconsolidated affiliates	—	(62)		—	—	(62)
Cash (used)/provided by continuing operations	(177)	(679)		1,500	—	644
Cash used by discontinued operations	—	(703)				(703)
Net Cash (Used)/Provided by Investing Activities	(177)	(1,382)		1,500	—	(59)
Cash Flows from Financing Activities
Payments (for)/from intercompany loans	(645)	(12)		657	—	—
Payment of dividends to common stockholders	—	—		(28)	—	(28)
Payment for treasury stock	—	—		(1,000)	—	(1,000)
Proceeds from issuance of long-term debt	—	163		832	—	995
Payments for short and long-term debt	—	(106)		(864)	—	(970)
Receivable from affiliate	—	—		(26)		(26)
Net distributions to noncontrolling interests in subsidiaries	—	(17)		—	—	(17)
Payment of debt issuance costs	—	—		(19)	—	(19)
Other	—	(4)		—	—	(4)
Cash provided/(used) by continuing operations	(645)	24		(448)	—	(1,069)
Cash provided by discontinued operations	—	403		—	—	403
Net Cash Provided/(Used) by Financing Activities	(645)	427		(448)	—	(666)
Effect of exchange rate changes on cash and cash equivalents	—	1		—	—	1
Change in cash from discontinued operations	—	24		—	—	24
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	124	(380)		590	—	334
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	41	399		643	—	1,083
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$165	$19		$1,233	$—	$1,417

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$2,366	$386	$—	$(12)	$2,740
Operating Costs and Expenses
Cost of operations	1,826	239	18	(11)	2,072
Depreciation and amortization	100	55	8	—	163
Selling, general and administrative	106	16	69	(1)	190
Reorganization costs	2	(7)	17	—	12
Development costs	—	1	5	—	6
Total operating costs and expenses	2,034	304	117	(12)	2,443
Operating Income/(Loss)	332	82	(117)	—	297
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	7	—	459	(466)	—
Equity in earnings/(losses) of unconsolidated affiliates	—	10	(1)	—	9
Other income, net	7	38	8	(34)	19
Interest expense	(4)	(21)	(114)	—	(139)
Total other income/(expense)	10	27	352	(500)	(111)
Income from Continuing Operations Before Income Taxes	342	109	235	(500)	186
Income tax expense	—	—	1	—	1
Income from Continuing Operations	342	109	234	(500)	185
Income/(loss) from discontinued operations, net of income tax	—	12	(34)	—	(22)
Net Income	342	121	200	(500)	163
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(3)	29	(34)	(8)
Net Income Attributable to NRG Energy, Inc. common stockholders	$342	$124	$171	$(466)	$171

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		NRG Energy, Inc. (Note Issuer)		Eliminations(a)	Consolidated
	(In millions)
Operating Revenues
Total operating revenues	$6,241	$1,042		$—		$(37)	$7,246
Operating Costs and Expenses
Cost of operations	4,872	697		56		(36)	5,589
Depreciation and amortization	299	167		24	—	—	490
Impairment losses	42	18		—		—	60
Selling, general and administrative	309	55	—	271		(1)	634
Reorganization costs	2	(1)		17		—	18
Development costs	—	4		14		—	18
Total operating costs and expenses	5,524	940		382		(37)	6,809
Other income - affiliate	—	—		87		—	87
Gain on sale of assets	4	—		—		—	4
Operating Income/(Loss)	721	102		(295)		—	528
Other Income/(Expense)
Equity in earnings of consolidated subsidiaries	20	—		738		(758)	—
Equity in (losses) of unconsolidated affiliates	—	(17)		(3)		—	(20)
Other income, net	7	82		23		(69)	43
Interest expense	(11)	(68)		(353)		—	(432)
Total other income/(expense)	16	(3)		405		(827)	(409)
Income from Continuing Operations Before Income Taxes	737	99		110		(827)	119
Income tax (benefit)/expense	—	(7)		10		—	3
Income from Continuing Operations	737	106		100		(827)	116
Loss from discontinued operations, net of income tax	—	(134)		(664)		—	(798)
Net Income/(Loss)	737	(28)		(564)		(827)	(682)
Less: Net (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(49)		55		(69)	(63)
Net Income/(Loss) Attributable to NRG Energy, Inc.	$737	$21		$(619)		$(758)	$(619)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net Income	$342	$121	$200	$(500)	$163
Other Comprehensive Income, net of tax
Unrealized gain on derivatives, net	52	58	6	(109)	7
Foreign currency translation adjustments, net	1	1	4	(4)	2
Available-for-sale securities, net	—	—	1	—	1
Defined benefit plans, net	10	10	(1)	(20)	(1)
Other comprehensive income	63	69	10	(133)	9
Comprehensive Income	405	190	210	(633)	172
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(3)	32	(34)	(5)
Comprehensive Income Attributable to NRG Energy, Inc. common stockholders	$405	$193	$178	$(599)	$177

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the nine months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Net income/(loss)	$737	$(28)	$(564)	$(827)	$(682)
Other comprehensive income/(loss), net of tax
Unrealized gain on derivatives, net	52	57	7	(109)	7
Foreign currency translation adjustments, net	6	6	10	(13)	9
Available-for-sale securities, net	—	—	2	—	2
Defined benefit plans, net	10	39	25	(49)	25
Other comprehensive income	68	102	44	(171)	43
Comprehensive income/(loss)	805	74	(520)	(998)	(639)
Less: Comprehensive (loss)/income attributable to noncontrolling interest and redeemable noncontrolling interest	—	(49)	57	(69)	(61)
Comprehensive income/(loss) Attributable to NRG Energy, Inc.	$805	$123	$(577)	$(929)	$(578)

(a)	All significant intercompany transactions have been eliminated in consolidation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated(b)
ASSETS	(In millions)
Current Assets
Cash and cash equivalents	$—		$124		$643	$—	$767
Funds deposited by counterparties	37		—		—	—	37
Restricted cash	4		275		—	—	279
Accounts receivable, net	911		45		4	—	960
Inventory	338		148		—	—	486
Derivative instruments	646		26		9	(57)	624
Cash collateral paid in support of energy risk management activities	170		1		—	—	171
Accounts receivable - affiliate	685		183		(148)	(534)	186
Prepayments and other current assets	122		30		27	—	179
Current assets held-for-sale	8		108		—	—	116
Current assets - discontinued operations	—		705		—	—	705
Total current assets	2,921		1,645		535	(591)	4,510
Property, plant and equipment, net	2,507		3,695		237	(4)	6,435
Other Assets
Investment in subsidiaries	266		—		7,581	(7,847)	—
Equity investments in affiliates	—		180		2	—	182
Note receivable, less current portion	—		2	—	—	—	2
Goodwill	360		179		—	—	539
Intangible assets, net	455		55		—	(3)	507
Nuclear decommissioning trust fund	692		—		—	—	692
Derivative instruments	126	—	2		31	—	159
Deferred income taxes	377		(135)		(236)	—	6
Other non-current assets	50		124		120	—	294
Non-current assets held for sale	—		43		—	—	43
Non-current assets - discontinued operations	—		10,203		—	(22)	10,181
Total other assets	2,326		10,653		7,498	(7,872)	12,605
Total Assets	$7,754		$15,993		$8,270	$(8,467)	$23,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital leases	$—		$183		$21	$—	$204
Accounts payable	609		47		55	—	711
Accounts payable — affiliate	742		(332)		181	(534)	57
Derivative instruments	556		38		—	(57)	537
Cash collateral received in support of energy risk management activities	37		—		—	—	37
Accrued expenses and other current liabilities	304		64		401	—	769
Accrued expenses and other current liabilities - affiliate	—		—		161	—	161
Current liabilities held-for-sale	—		72		—	—	72
Current liabilities - discontinued operations	—		859		5	—	864
Total current liabilities	2,248		931		824	(591)	3,412
Other Liabilities
Long-term debt and capital leases	244		2,197		6,739	—	9,180
Nuclear decommissioning reserve	269		—		—	—	269
Nuclear decommissioning trust liability	415		—		—	—	415
Deferred income taxes	112		64		(155)	—	21
Derivative instruments	136		7		—	—	143
Out-of-market contracts, net	66		129		—	—	195
Other non-current liabilities	410		201		391	—	1,002
Non-current liabilities held-for-sale	—		8		—	—	8
Non-current liabilities - discontinued operations	—		6,859		—	—	6,859
Total non-current liabilities	1,652		9,465		6,975	—	18,092
Total Liabilities	3,900		10,396		7,799	(591)	21,504
Redeemable noncontrolling interest in subsidiaries	—		78		—	—	78
Stockholders’ Equity	3,854		5,519		471	(7,876)	1,968
Total Liabilities and Stockholders’ Equity	$7,754		$15,993		$8,270	$(8,467)	$23,550

(a)	All significant intercompany transactions have been eliminated in consolidation.

(b)	Retrospectively adjusted as discussed in Note 1, Basis of Presentation.

NRG ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2017
(Unaudited)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	NRG Energy, Inc. (Note Issuer)	Eliminations(a)	Consolidated
	(In millions)
Cash Flows from Operating Activities
Net income/(loss)	$737	$(28)	$(564)	$(827)	$(682)
Loss from discontinued operations	—	(134)	(664)	—	(798)
Income from continuing operations	737	106	100	(827)	116
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Distributions and equity in earnings of unconsolidated affiliates	—	(65)	3	62	—
Depreciation, amortization and accretion	299	167	24	—	490
Provision for bad debts	42	—	15	—	57
Amortization of nuclear fuel	37	—	—	—	37
Amortization of financing costs and debt discount/premiums	—	2	13	—	15
Adjustment for debt extinguishment	—	3	—	—	3
Amortization of intangibles and out-of-market contracts	20	59	—	—	79
Amortization of unearned equity compensation	—	—	27	—	27
Impairment losses	42	18	—	—	60
Changes in deferred income taxes and liability for uncertain tax benefits	—	(7)	6	—	(1)
Changes in nuclear decommissioning trust liability	20	—	—	—	20
Changes in derivative instruments	(11)	43	12	(8)	36
Changes in collateral deposits in support of energy risk management activities	(126)	23	—	—	(103)
Proceeds from sale of emission allowances	21	—	—	—	21
Gain on sale of assets	(4)	—	—	—	(4)
Changes in other working capital	(1,035)	(484)	451	773	(295)
Cash provided/(used) by continuing operations	42	(135)	651	—	558
Cash provided by discontinued operations	—	178	—	—	178
Net Cash Provided by Operating Activities	42	43	651	—	736
Cash Flows from Investing Activities
Intercompany dividends	—	—	129	(129)	—
Acquisition of businesses, net of cash acquired	—	(12)	—	—	(12)
Capital expenditures	(135)	(18)	(19)	—	(172)
Purchases of emission allowances	(47)	—	—	—	(47)
Proceeds from sale of emission allowances	105	(1)	—	—	104
Investments in nuclear decommissioning trust fund securities	(402)	—	—	—	(402)
Proceeds from the sale of nuclear decommissioning trust fund securities	382	—	—	—	382
Proceeds from sale of assets, net of cash disposed of	36	—	273	—	309
Change in investments in unconsolidated affiliates	—	24	—	—	24
Other	30	—	—	—	30
Cash (used)/provided by continuing operations	(31)	(7)	383	(129)	216
Cash used by discontinued operations	—	(638)	—	—	(638)
Net Cash (Used)/Provided by Investing Activities	(31)	(645)	383	(129)	(422)
Cash Flows from Financing Activities
Payments (for)/from intercompany loans	9	417	(426)	—	—
Intercompany dividends	—	(129)	—	129	—
Payment of dividends to common stockholders	—	—	(28)	—	(28)
Net receipts from settlement of acquired derivatives that include financing elements	—	—	—	—	—
Proceeds from issuance of long-term debt	—	94	214	—	308
Payments for short and long-term debt	—	(124)	(219)	—	(343)
Increase in notes receivable from affiliate	—	(125)	—	—	(125)
Net distributions to noncontrolling interests from subsidiaries	—	(18)	—	—	(18)
Payments of debt issuance costs	—	(34)	(5)	—	(39)
Other	—	(8)	—	—	(8)
Cash provided/(used) by continuing operations	9	73	(464)	129	(253)
Cash provided by discontinued operations	—	39	—	—	39
Net Cash Provided/(Used) by Financing Activities	9	112	(464)	129	(214)
Effect of exchange rate changes on cash and cash equivalents	—	(10)	—	—	(10)
Change in cash from discontinued operations	—	(421)	—	—	(421)
Net Increase/(Decrease) in Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash	20	(79)	570	—	511
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at Beginning of Period	3	534	323	—	860
Cash and Cash Equivalents, Funds Deposited by Counterparties and Restricted Cash at End of Period	$23	$455	$893	$—	$1,371

(a)	All significant intercompany transactions have been eliminated in consolidation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read this discussion and analysis, refer to NRG's Condensed Consolidated Statements of Operations to this Form 10-Q, which present the results of operations for the three and nine months ended September 30, 2018 and 2017. Also refer to NRG's 2017 Form 10-K, which includes detailed discussions of various items impacting the Company's business, results of operations and financial condition, including: Introduction and Overview section; NRG's Business Strategy section; Business section, including how regulation, weather, and other factors affect NRG's business; and Critical Accounting Policies and Estimates section.
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

Executive Summary
Introduction and Overview
NRG Energy, Inc., or NRG or the Company, is a leading customer-driven integrated power company built on a portfolio of dynamic retail electricity brands and diverse generation assets. NRG is continuously focused on serving the energy needs of end-use residential, commercial and industrial customers in competitive markets through multiple brands and channels. The Company:

•	directly sells energy and innovative, sustainable products and services to retail customers under the names “NRG”, “Reliant” and other retail brand names owned by NRG;

•	owns approximately 26,000 MW of generation;

•	engages in the trading of wholesale energy, capacity and related products; and

•	transacts in and trades fuel and transportation services.
NRG was incorporated as a Delaware corporation on May 29, 1992.
The following table summarizes NRG's global generation portfolio as of September 30, 2018, by operating segment:

	Global Generation Portfolio(a )(b)
	(In MW)
	Generation
Generation Type	Gulf Coast(d)(e)	East/West(c)	Other (f)	Total Global
Natural gas(d)	7,464	4,870	—	12,334
Coal	5,114	3,745	—	8,859
Oil	—	3,641	—	3,641
Nuclear	1,136	—	—	1,136
Utility Scale Solar	—	423	—	423
Distributed Solar	—	—	60	60
Total generation capacity	13,714	12,679	60	26,453

(a)
All Utility Scale Solar and Distributed Solar facilities are described in MW on an alternating current basis. MW figures provided represent nominal summer net MW capacity of power generated as adjusted for the Company's owned or leased interest excluding capacity from inactive/mothballed units.

(b) NRG Yield Inc and the Renewables Platform businesses which represented 3,428 MW of global generation was sold on August 31, 2018.

(c)	Includes International and Renewables.
(d) Natural gas generation does not include 371 MW related to Greens Bayou 5 which was retired in January 2018.

(e)
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

Portfolio optimization — Targeting $3.1 billion of asset sale cash proceeds, detailed as follows:

•	In 2017, NRG executed asset sales of 322 MW for aggregate cash of $150 million, which includes sales to NRG Yield, Inc. and the sale of Minnesota wind projects to third parties.

•
On February 6, 2018, NRG announced agreements to sell NRG's South Central business, a 3,555 MW portfolio of generation assets, for cash of $1.0 billion, subject to certain adjustments. The transaction is subject to certain closing conditions and is expected to close in the fourth quarter of 2018.

•
On February 6, 2018, the Company entered into an agreement with NRG Yield, Inc. to sell 100% of NRG's membership interests in Carlsbad Energy Holdings LLC, which owns the Carlsbad project, a 527-MW natural gas-fired project in Carlsbad, California pursuant to the ROFO Agreement. The purchase price for the transaction is $365 million in cash consideration, subject to customary working capital and other adjustments. The transaction is expected to close in the first quarter of 2019.

•	On March 30, 2018, the Company completed the sale of 100% of its ownership interest in Buckthorn Solar to NRG Yield, Inc. for cash consideration of approximately $42 million.

•
On August 1, 2018, the Company completed the sale of 100% of its ownership interests in BETM to Diamond Energy Trading and Marketing, LLC for $71 million, net of working capital adjustments. The sale also resulted in the release and return of approximately $119 million of letters of credit, $32 million of parent guarantees, and $4 million of net cash collateral to NRG.

•	On August 31, 2018, the Company completed the sale of its interest in NRG Yield, Inc. and its Renewables Platform to GIP, for approximately $1.348 billion in cash proceeds.

•	During the nine months ended September 30, 2018, the Company completed the sale of various other assets for approximately $12 million.

•
On November 1, 2018, the Company offered to Clearway Energy, Inc. its ownership interest in Agua Caliente Borrower 1, LLC, for approximately $120 million, which owns a 35% interest in Agua Caliente, a 290 MW utility-scale solar project located in Dateland, Arizona. The transaction is anticipated to close in the first quarter of 2019.

Capital structure and allocation enhancements — A prioritized capital allocation strategy that targets a reduction in consolidated corporate debt to achieve its targeted 3.0x net debt / Adjusted EBITDA credit ratio.

•
Year to date reduction of $9.2 billion in non-recourse debt related to the sale of NRG Yield, Inc. and the Renewable Platform, which includes the debt for Carlsbad Energy Center as well as the impact of deconsolidation of Agua Caliente and Ivanpah.

•
The Company has also completed its targeted $640 million of debt reduction through the redemption of $485 million of its outstanding 6.250% senior notes due 2022 and the Term Loan prepayment of $155 million.

•	The annualized interest savings related to these activities to date totals $57 million.

Working Capital and Costs to Achieve — The Company expects to realize (i) $370 million of non-recurring working capital improvements through 2020 and (ii) approximately $290 million, one-time costs to achieve.

•	Since the inception of the Transformation Plan, NRG has realized $313 million of non-recurring working capital improvements and $158 million of one-time costs to achieve.

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
State Energy Regulation
State Out-Of-Market Subsidy Proposals — On April 12, 2018, the New Jersey State Legislature passed a bill to provide out-of-market subsidies to the state’s nuclear plants. On May 23, 2018, the New Jersey Governor signed the bill into law. On August 29, 2018, the New Jersey Board of Public Utilities issued an order to establish the ZEC application process and related activities as required by law.  NRG has opposed efforts to provide out-of-market subsidies, and intends to continue opposing them in the future.
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
Capacity Market Reforms Filing — On April 9, 2018, PJM filed with FERC two capacity market reform proposals in one filing attempting to address market impacts created by out-of-market subsidies. PJM proposed a capacity re-pricing proposal as its preferred option to accommodate state subsidies in the wholesale market. In the alternative, PJM proposes extending its MOPR to existing resources, along with other changes. On June 29, 2018, FERC issued an order rejecting both of the PJM proposals. Instead, FERC found the existing PJM tariff unjust and unreasonable, and initiated a new proceeding to develop a just and reasonable outcome. Among other things, FERC directed PJM to adopt a minimum price rule that would apply to all subsidized resources, including nuclear and renewable resources. Additionally, FERC directed PJM to consider whether to allow state regulators to remove equal amounts of subsidized generation and load from the capacity market. On October 2, 2018, multiple parties, including NRG, filed their initial briefs, and on November 6, 2018, parties, including NRG, filed reply briefs. FERC has committed to issuing a final order in early 2019 for implementation for next year’s BRA.
Complaints Related to Extension of Base Capacity — In 2015, FERC approved changes to PJM’s capacity market, which included moving from the Base Capacity product to the higher performance Capacity Performance product over the course of a five year transition. Under this transition, as of the May 2017 BRA, the Base Capacity product will no longer be available.  Several parties have filed complaints at FERC seeking to maintain the RPM Base Capacity product for at least one more delivery year or until such time as PJM develops a model for seasonal resources to participate. On February 23, 2018, FERC issued an Order scheduling a technical conference and established a refund effective date of December 23, 2016 and January 5, 2017 for the complaints. Multiple parties filed for rehearing. FERC held a technical conference on April 24, 2018 and received post-technical conference comments on July 13, 2018. On August 17, FERC denied the rehearings. The outcome of this proceeding could have a material impact on future PJM capacity prices.
New England
ISO-NE Retention of Mystic Units — ISO-NE recently announced that it had denied delist bids submitted by two of the three Mystic generating units attached to the DistriGas LNG terminal outside of Boston, citing local reliability concerns. Subsequently, ISO-NE announced its intent to retain the Mystic units in future auctions through an out-of-market payment, citing “fuel security” concerns. On May 1, 2018, ISO-NE filed with FERC to allow it to retain the Mystic units. On July 2, 2018, FERC issued an order denying ISO-NE's request for a waiver and initiated a new proceeding to examine whether ISO-NE's capacity market rules were just and reasonable. Among other things, FERC found that ISO-NE should file a short-term fuel security agreement as part of its tariff and then redesign its capacity market to allow units retained for fuel security to set price in the capacity market. Multiple parties filed for rehearing. In the new proceeding, on August 31, 2018, ISO-NE filed its proposal to establish a fuel security reliability standard and a short-term cost-of-service mechanism. On September 21, 2018, NRG filed a protest to ISO-NE's proposal. The outcome of this matter will potentially affect future capacity market prices.

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
New York Public Service Commission Retail Energy Market Proceedings — On February 23, 2016, the NYSPSC issued what it refers to as its “Retail Reset” order, or Reset Order, in Docket 12-M-0476 et al. Among other things, the Reset Order placed a price cap on energy supply offers and required many retail providers to seek affirmative consent from certain retail customers. Various parties have challenged the NYPSC’s authority to regulate prices charged by competitive suppliers in New York state court. On March 29, 2018, the New York State Court of Appeals granted a motion by the Retail Energy Supply Association and National Energy Marketers Association for leave to appeal an earlier adverse Appellate Division ruling. In conjunction with the court challenges, the NYPSC noticed both an evidentiary and a collaborative track to address the functioning of the competitive retail markets. An administrative hearing on the evidentiary track concluded on December 12, 2017 after 10 days of testimony and is now fully briefed. The outcome of the evidentiary and collaborative processes, combined with the outcome of the appeal of the Reset Order, could affect the viability of the New York retail energy market.

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
On August 31, 2018, EPA proposed replacing the Clean Power Plan (CPP) rule, which sought to broadly regulate CO2 emissions from the power sector, with the Affordable Clean Energy (ACE) rule, which if finalized, would require states to develop plans to seek heat rate improvements from coal-fired EGUs. The Company believes that the ACE rule replacing the CPP rule would on balance be positive for its generation fleet.

Byproducts, Wastes, Hazardous Materials and Contamination
In April 2015, the EPA finalized the rule regulating byproducts of coal combustion (e.g., ash and gypsum) as solid wastes under the RCRA. In 2017, the EPA agreed to reconsider the rule. On July 30, 2018, the EPA promulgated a rule that amends the existing ash rule by extending some of the deadlines and providing more flexibility for compliance. On August 21, 2018, the D.C. Circuit found, among other things, that the EPA had not adequately regulated unlined ponds and legacy ponds. Accordingly, we anticipate that the EPA will promulgate new regulations to address these issues (including compliance deadlines) as it reconsiders other aspects of the existing rule. The EPA has stated that it intends to further revise the rule.
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
Regional Environmental Developments
Texas Regional Haze — On October 17, 2017, EPA promulgated a final rule creating a Texas-only SO2 cap-and-trade program to address regional haze. On August 27, 2018, EPA proposed a rule to solicit additional public input on certain aspects of the final rule. The program is scheduled to begin on January 1, 2019. Several of the Company's units in Texas will be affected by this rule. The rule has been challenged by several environmental groups in the Fifth Circuit of the U.S. Court of Appeals, which litigation has been stayed pending resolution of administrative petitions for reconsideration.

Significant Events
The following significant events have occurred during 2018, as further described within this Management's Discussion and Analysis and the Condensed Consolidated Financial Statements:
NRG Transformation Plan
As described above, the Company has continued to execute on its Transformation Plan.
XOOM Energy Acquisition

•
On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for approximately $219 million in cash, inclusive of approximately $54 million in payments for estimated working capital, which is subject to further adjustment. The acquisition increased NRG's retail portfolio by approximately 300,000 customers in the aggregate by September 30, 2018.

Agua Caliente Deconsolidation

•
During the third quarter of 2018, the Company, recognized a gain of $8 million on the deconsolidation and subsequent recognition of its 35% interest in Agua Caliente as an equity method investment, as discussed in more detail in Note 3, Acquisitions, Discontinued Operations and Dispositions

Ivanpah Deconsolidation

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

•
During the nine months ended September 30, 2018, the Company completed open market senior note repurchases and redeemed, collectively, $575 million in aggregate principal of its senior notes for $598 million, including accrued interest as discussed in more detail in Note 8, Debt and Capital Leases.

Share Repurchases

•
In February 2018, the Company's board of directors authorized the Company to repurchase $1 billion of its common stock. As of September 30, 2018, the Company has completed the stock repurchase program. During the nine months ended September 30, 2018, the Company repurchased 28,544,693 shares. As discussed in more detail in Note 10, Changes in Capital Structure, the Company may receive additional shares upon settlement of the September ASR on or before December 31, 2018.

•	In the fourth quarter, the Company's board of directors has authorized an additional $500 million share repurchase program to be executed into 2019.
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

Consolidated Results of Operations
The following table provides selected financial information for the Company:

	Three months ended September 30,				Nine months ended September 30,
(In millions except otherwise noted)	2018		2017	Change	2018	2017	Change
Operating Revenues
Energy revenue (a)	$479		$490	$(11)	$1,403	$1,385	$18
Capacity revenue (a)	254		243	11	688	641	47
Retail revenue	2,200		1,934	266	5,498	4,873	625
Mark-to-market for economic hedging activities	55		22	33	(31)	177	(208)
Contract amortization	5		5	—	12	11	1
Other revenues (b)	68		46	22	225	159	66
Total operating revenues	3,061		2,740	321	7,795	7,246	549
Operating Costs and Expenses
Cost of sales (c)	1,830		1,665	(165)	4,702	4,316	(386)
Mark-to-market for economic hedging activities	124		50	(74)	(93)	168	261
Contract and emissions credit amortization (c)	7		8	1	20	24	4
Operations and maintenance	264		271	7	884	864	(20)
Other cost of operations	82	—	78	(4)	217	217	—
Total cost of operations	2,307		2,072	(235)	5,730	5,589	141
Depreciation and amortization	112		163	51	370	490	120
Impairment losses	—		—	—	74	60	(14)
Selling, general and administrative	212		190	(22)	591	634	43
Reorganization costs	27		12	(15)	70	18	(52)
Development costs	1		6	5	9	18	9
Total operating costs and expenses	2,659		2,443	(216)	6,844	6,809	(35)
Other income - affiliate	—		—	—	—	87	(87)
Gain on sale of assets	14		—	14	30	4	26
Operating Income	416		297	119	981	528	453
Other Income/(Expense)
Equity in earnings/(losses) of unconsolidated affiliates	20		9	11	26	(20)	46
Other income/(losses), net	17		19	(2)	(4)	43	(47)
Loss on debt extinguishment, net	(19)		—	(19)	(22)	—	(22)
Interest expense	(121)		(139)	18	(361)	(432)	71
Total other expense	(103)		(111)	8	(361)	(409)	48
Income from Continuing Operations before Income Taxes	313		186	127	620	119	501
Income tax expense	7		1	6	19	3	16
Income from Continuing Operations	306		185	121	601	116	485
Loss from discontinued operations, net of income tax	(354)		(22)	(332)	(320)	(798)	478
Net (Loss)/Income	(48)		163	(211)	281	(682)	963
Less: Net income/(loss) attributable to noncontrolling interest and redeemable noncontrolling interest	24		(8)	32	1	(63)	64
Net (Loss)/Income Attributable to NRG Energy, Inc. common stockholders	$(72)		$171	$(243)	$280	$(619)	$899
Business Metrics
Average natural gas price — Henry Hub ($/MMBtu)	$2.90		$3.00	(3)%	$2.90	$3.17	(9)%
(a) Includes realized gains and losses from financially settled transactions.
(b) Includes unrealized trading gains and losses.
(c) Includes amortization of SO2 and NOx credits and excludes amortization of RGGI credits.

Management’s discussion of the results of operations for the three months ended September 30, 2018 and 2017
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the three months ended September 30, 2018 and 2017. The average on-peak power prices for ERCOT - Houston and COMED (PJM) increased primarily due to the change in congestion pattern for the three months ended September 30, 2018, as compared to the same period in 2017.

	Average on Peak Power Price ($/MWh)
	Three months ended September 30,
Region	2018	2017	Change %
Gulf Coast (a)
ERCOT - Houston (b)	$40.34	$33.09	22%
ERCOT - North(b)	40.23	29.35	37%
MISO - Louisiana Hub(c)	41.22	39.56	4%
East/West
NY J/NYC(c)	46.82	37.42	25%
NEPOOL(c)	43.53	31.94	36%
COMED (PJM)(c)	37.31	34.38	9%
PJM West Hub(c)	40.06	35.10	14%
CAISO - NP15(c)	54.39	46.69	16%
CAISO - SP15(c)	74.86	46.54	61%
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(c) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs.

The following table summarizes average realized power prices for each region in which NRG operates for the three months ended September 30, 2018 and 2017, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Three months ended September 30,
Region	2018	2017	Change %
Gulf Coast	$43.20	$34.69	25%
East/West/Other (a)	44.06	48.80	(10)%
(a) does not include BETM energy revenue of $4 million and ($12) million for 2018 and 2017, respectively.

Though the average on peak power prices have increased on average by 25%, average realized prices by region for the Company have generally fluctuated at different rates year-over-year due to the Company's multi-year hedging program.

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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the three months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
		Generation
(In millions)	Retail	Gulf Coast		East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$680		$278	$958	$(479)	$479
Capacity revenue	—	66		187	253	1	254
Retail revenue	2,202	—		—	—	(2)	2,200
Mark-to-market for economic hedging activities	1	268		27	295	(241)	55
Contract amortization	—	5		—	5	—	5
Other revenue	—	36		32	68	—	68
Operating revenue	2,203	1,055		524	1,579	(721)	3,061
Cost of fuel	(2)	(315)		(160)	(475)	30	(447)
Other cost of sales(c)	(1,700)	(98)	—	(32)	(130)	447	(1,383)
Mark-to-market for economic hedging activities	(360)	—		(5)	(5)	241	(124)
Contract and emission credit amortization	—	(7)		—	(7)	—	(7)
Gross margin	$141	$635		$327	$962	$(3)	$1,100
Less: Mark-to-market for economic hedging activities, net	(359)	268		22	290	—	(69)
Less: Contract and emission credit amortization, net	—	(2)		—	(2)	—	(2)
Economic gross margin	$500	$369		$305	$674	$(3)	$1,171
Business Metrics
MWh sold (thousands)		15,742		6,076
MWh generated (thousands)		14,638		5,306
(a) Includes International, Renewables, and Generation eliminations .
(b) Includes BETM which was sold as of July 31, 2018 .
(c) Includes purchased energy, capacity and emissions credits

	Three months ended September 30, 2017
		Generation
(In millions)	Retail	Gulf Coast	East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$540	$333	$873	$(383)	$490
Capacity revenue	—	74	172	246	(3)	243
Retail revenue	1,935	—	—	—	(1)	1,934
Mark-to-market for economic hedging activities	—	133	1	134	(112)	22
Contract amortization	1	4	—	4	—	5
Other revenue	—	41	15	56	(10)	46
Operating revenue	1,936	792	521	1,313	(509)	2,740
Cost of fuel	(1)	(293)	(125)	(418)	17	(402)
Other cost of sales(c)	(1,459)	(102)	(79)	(181)	377	(1,263)
Mark-to-market for economic hedging activities	(173)	2	9	11	112	(50)
Contract and emission credit amortization	—	(7)	(1)	(8)	—	(8)
Gross margin	$303	$392	$325	$717	$(3)	$1,017
Less: Mark-to-market for economic hedging activities, net	(173)	135	10	145	—	(28)
Less: Contract and emission credit amortization, net	1	(3)	(1)	(4)	—	(3)
Economic gross margin	$475	$260	$316	$576	$(3)	$1,048
Business Metrics
MWh sold (thousands)		15,568	6,824
MWh generated (thousands)		14,186	4,567
(a) Includes International, Renewables, and Generation eliminations .
(b) Includes BETM which was sold as of July 31, 2018 .
(c) Includes purchased energy, capacity and emissions credits
The table below represents the weather metrics for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
Weather Metrics	Gulf Coast	East/West/Other
2018
CDDs (a)	1,621	855
HDDs (a)	1	26
2017
CDDs	1,528	770
HDDs	1	34
10-year average
CDDs	1,618	714
HDDs	4	40

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

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Three months ended September 30,
(In millions except otherwise noted)	2018	2017
Retail revenue	$2,084	$1,845
Supply management revenue	55	62
Capacity revenue	63	28
Customer mark-to-market	1	—
Contract amortization	—	1
Operating revenue (a)	2,203	1,936
Cost of sales (b)	(1,702)	(1,460)
Mark-to-market for economic hedging activities	(360)	(173)
Contract amortization	—	—
Gross Margin	$141	$303
Less: Mark-to-market for economic hedging activities, net	(359)	(173)
Less: Contract amortization, net	—	1
Economic Gross Margin	$500	$475

Business Metrics
Mass electricity sales volume — GWh - Gulf Coast	12,140	11,935
Mass electricity sales volume — GWh - All other regions	2,518	1,724
C&I electricity sales volume — GWh - All regions	5,669	5,087
Natural gas sales volumes (MDth)	1,431	241
Average Retail Mass customer count (in thousands)	3,162	2,884
Ending Retail Mass customer count (in thousands) (c)	3,167	2,880

(a)	Includes intercompany sales of $1 million and $1 million in 2018 and 2017, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $485 million and $382 million in 2018 and 2017, respectively.

(c)	The acquisition of XOOM Energy, LLC increased NRG's retail portfolio by approximately 300,000 customers in the aggregate.
Retail gross margin decreased $162 million and economic gross margin increased $25 million for the three months ended September 30, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to higher volumes from higher average customer counts primarily driven by XOOM acquisition in June 2018	$29
Higher gross margin due to unfavorable impacts from Hurricane Harvey in 2017 driven by $9 million from a reduction in load of 200,000 MWh, and the unfavorable impact of selling back excess supply along with $7 million of customer relief	16
Higher gross margin due to an increase in capacity revenues from the Business Solutions unit due to additional MWs sold of $8 million and higher rates of $4 million	12
Lower gross margin due to higher supply cost of $124 million or approximately $5.82 per MWh, driven by an increase in power prices, partially offset by higher revenue of $101 million or approximately $ 4.87 per MWh, driven by customer product, term and mix	(23)
Lower gross margin of $9 million primarily due to impacts of selling back excess supply in 2018 compared to 2017	(9)
Increase in economic gross margin	$25
Decrease in mark-to-market for economic hedging primarily due to net unrealized gain/losses on open positions related to economic hedges	(186)
Decrease in contract amortization	(1)
Decrease in gross margin	$(162)

Generation gross margin and economic gross margin
Generation gross margin increased $245 million and economic gross margin increased $98 million, both of which include intercompany sales, during the three months ended September 30, 2018, compared to the same period in 2017.

The tables below describe the increase in Generation gross margin and economic gross margin:

Gulf Coast Region

(In millions)
Higher gross margin due to a 25% increase in average realized prices in Texas offset by a 3% decrease in average realized prices in South Central	$119
Higher energy margin due to an 8% decrease in supply cost on load contracts	13
Lower gross margin due to a decrease in tolling purchases in 2018 as a result of increased demand	(13)
Lower capacity margins in South Central due to purchases to cover PJM capacity obligations	(7)
Other	(3)
Increase in economic gross margin	$109
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	133
Increase in contract and emission credit amortization	1
Increase in gross margin	$243
East/West/Other

(In millions)
Lower gross margin primarily due to Ivanpah and Agua Caliente being deconsolidated in 2018	(52)
Lower gross margin driven by a 20% decrease in realized capacity pricing in New York and expiration of the Long Beach capacity toll in July 2017	(18)
Lower gross margin due to less volume of load contracts coupled with lower prices	(13)
Higher gross margin due to a 36% increase in PJM and 28% NEISO cleared capacity pricing	31
Higher gross margin from commercial optimization activities	19
Higher gross margin as a result of trading activity at BETM	13
Higher gross margin due to a net overall increase in capacity volumes sold from improved historical capacity factors in NY and PJM	5
Other	4
Decrease in economic gross margin	$(11)
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	12
Increase in contract and emission credit amortization	1
Increase in gross margin	$2

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results decreased by $41 million during the three months ended September 30, 2018, compared to the same period in 2017.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Three months ended September 30, 2018
		Generation
	Retail	Gulf Coast	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$—	$175	$5	$(179)	$1
Net unrealized gains/(losses) on open positions related to economic hedges	1	93	22	(62)	54
Total mark-to-market gains/(losses) in operating revenues	$1	$268	$27	$(241)	$55
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(260)	$(1)	$(3)	$179	$(85)
Reversal of acquired gain positions related to economic hedges	(10)	—	—	—	(10)
Net unrealized (losses)/gains on open positions related to economic hedges	(90)	1	(2)	62	(29)
Total mark-to-market (losses)/gains in operating costs and expenses	$(360)	$—	$(5)	$241	$(124)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Three months ended September 30, 2017
		Generation
	Retail	Gulf Coast	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized losses/(gains) on settled positions related to economic hedges	$—	$121	$5	$(68)	$58
Net unrealized gains/(losses) on open positions related to economic hedges	—	12	(4)	(44)	(36)
Total mark-to-market gains/(losses) in operating revenues	$—	$133	$1	$(112)	$22
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(127)	$(5)	$(1)	$68	$(65)
Reversal of acquired gain positions related to economic hedges	(2)	—	—	—	(2)
Net unrealized (losses)gains on open positions related to economic hedges	(44)	7	10	44	17
Total mark-to-market (losses)/gains in operating costs and expenses	$(173)	$2	$9	$112	$(50)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.

For the three months ended September 30, 2018, the $55 million gain in operating revenues from economic hedge positions was driven primarily by an increase in the value of open positions as a result of a decrease in New York capacity prices and outer year natural gas prices. The $124 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized gains on contracts that settled during the period and acquired positions, as well as a decrease in the value of open positions as a result of lower near-term natural gas prices.
For the three months ended September 30, 2017, the $22 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, partially offset by a decrease in the value of open positions as a result of an increase in natural gas prices. The $50 million loss in operating costs and expenses from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in value of open positions as a result of an increase in coal prices.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the three months ended September 30, 2018 and 2017. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits within the Company's Risk Management Policy.

	Three months ended September 30,
(In millions)	2018	2017
Trading gains/(losses)
Realized	$23	$(10)
Unrealized	4	(5)
Total trading gains/(losses)	$27	$(15)

Depreciation and amortization
Depreciation and amortization decreased by $51 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, driven primarily by deconsolidation of Ivanpah in May 2018 and Agua in August 2018 as well as prior year impairments.
Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Retail	Generation	Corporate	Total
		(In millions)
Three months ended September 30, 2018	$144	$54	$14	$212
Three months ended September 30, 2017	109	51	30	190
Selling, general and administrative expenses increased by $22 million for the three months ended September 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Increase in selling and marketing expense associated with costs incurred for margin enhancement activities	$40
Increase costs due to the XOOM acquisition	13
Decrease in general and administrative expenses from cost initiatives for the Transformation Plan	(29)
Other	(2)
$22

Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation expense of $27 million, were incurred as part of the Transformation Plan during the three months ended September 30, 2018 compared to $12 million in the three months ended September 30, 2017.

Gain on Sale of Assets
Gain on sale of assets of $14 million for the three months ended September 30, 2018, relates primarily to the gain on sale of BETM.
Interest Expense
NRG's interest expense decreased by $18 million for the three months ended September 30, 2018, compared to the same period in 2017 due to the following:

(In millions)
Increase in derivative interest expense from changes in the fair value of interest rate swaps driven by increased interest rates in 2018	$1
Increase in interest expense related to Agua Caliente deconsolidation	4
Decrease in interest expense related to repurchases of Senior Notes	(20)
Decrease in interest expense related to Ivanpah deconsolidation	(10)
Other	7
$(18)
Loss on Debt Extinguishment
A loss on debt extinguishment of $19 million was recorded for the three months ended September 30, 2018, primarily driven by the repurchase of Senior Notes at a price above par value, combined with the write-off of unamortized debt issuance costs.
Income Tax Expense
For the three months ended September 30, 2018, NRG recorded an income tax expense of $7 million on pre-tax income of $313 million. For the same period in 2017, NRG recorded an income tax expense of $1 million on pre-tax income of $186 million. The effective tax rate was 2.2% and 0.5% for the three months ended September 30, 2018 and 2017, respectively.
For the three months ended September 30, 2018, and 2017 NRG's overall effective tax rate was different than the statutory rate of 21% and 35%, respectively primarily due to the tax benefit for the change in valuation allowance partially offset by current state tax expense.
Net income attributable to noncontrolling interests and redeemable noncontrolling interests
For the three months ended September 30, 2018, net income attributable to noncontrolling interests and redeemable noncontrolling interest increased as compared to the same period in 2017, due to the sale of NRG Yield, Inc. and Renewables Platform.

Management’s discussion of the results of operations for the nine months ended September 30, 2018 and 2017
Electricity Prices
The following table summarizes average on peak power prices for each of the major markets in which NRG operates for the nine months ended September 30, 2018 and 2017. The average on-peak power prices have generally increased primarily due to increased heat rates for the nine months ended September 30, 2018, as compared to the same period in 2017.

	Average on Peak Power Price ($/MWh)
	Nine months ended September 30,
Region	2018	2017	Change %
Gulf Coast (a)
ERCOT - Houston (b)	$36.10	$35.61	1%
ERCOT - North(b)	35.60	26.64	34%
MISO - Louisiana Hub(c)	43.88	42.33	4%
East/West
NY J/NYC(c)	48.40	37.46	29%
NEPOOL(c)	48.56	33.11	47%
COMED (PJM)(c)	34.13	32.72	4%
PJM West Hub(c)	42.41	33.30	27%
CAISO - NP15(c)	38.16	33.82	13%
CAISO - SP15(c)	46.02	33.42	38%
(a) Gulf Coast region also transacts in PJM - West Hub.
(b) Average on peak power prices based on real time settlement prices as published by the respective ISOs.
(c) Average on peak power prices based on day ahead settlement prices as published by the respective ISOs.
The following table summarizes average realized power prices for each region in which NRG operates for the nine months ended September 30, 2018 and 2017, which reflects the impact of settled hedges.

	Average Realized Power Price ($/MWh)
	Nine months ended September 30,
Region	2018	2017	Change %
Gulf Coast	$38.04	$34.39	11%
East/West/Other (a)	48.25	49.36	(2)%
(a) does not include BETM energy revenue of $37 million and $3 million for 2018 and 2017, respectively.
Though the average on peak power prices have increased on average by 21%, average realized prices by region for the Company have generally fluctuated at different rates year-over-year due to the Company's multi-year hedging program.

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

The below tables present the composition and reconciliation of gross margin and economic gross margin for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018
		Generation
(In millions)	Retail	Gulf Coast	East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,558	$735	$2,293	$(890)	$1,403
Capacity revenue	—	201	487	688	—	688
Retail revenue	5,502	—	—	—	(4)	5,498
Mark-to-market for economic hedging activities	(5)	(7)	2	(5)	(21)	(31)
Contract amortization	—	12	—	12	—	12
Other revenue	—	164	64	228	(3)	225
Operating revenue	5,497	1,928	1,288	3,216	(918)	7,795
Cost of fuel	(13)	(768)	(313)	(1,081)	(2)	(1,096)
Other cost of sales(c)	(4,117)	(260)	(126)	(386)	897	(3,606)
Mark-to-market for economic hedging activities	86	(7)	(7)	(14)	21	93
Contract and emission credit amortization	—	(19)	(1)	(20)	—	(20)
Gross margin	$1,453	$874	$841	$1,715	$(2)	$3,166
Less: Mark-to-market for economic hedging activities, net	81	(14)	(5)	(19)	—	62
Less: Contract and emission credit amortization, net	—	(7)	(1)	(8)	—	(8)
Economic gross margin	$1,372	$895	$847	$1,742	$(2)	$3,112
Business Metrics
MWh sold (thousands)		40,962	14,807
MWh generated (thousands)		37,783	11,390
(a) Includes International, Renewables, and Generation eliminations .
(b) Includes BETM, which was sold as of July 31, 2018 .
(c) Includes purchased energy, capacity and emissions credits

	Nine months ended September 30, 2017
		Generation
(In millions)	Retail	Gulf Coast	East/West/Other(a)(b)	Subtotal	Corporate/Eliminations	Total
Energy revenue	$—	$1,407	$862	$2,269	$(884)	$1,385
Capacity revenue	—	207	438	645	(4)	641
Retail revenue	4,868	—	—	—	5	4,873
Mark-to-market for economic hedging activities	—	174	4	178	(1)	177
Contract amortization	—	11	—	11	—	11
Other revenue	—	138	48	186	(27)	159
Operating revenue	4,868	1,937	1,352	3,289	(911)	7,246
Cost of fuel	(7)	(790)	(296)	(1,086)	48	(1,045)
Other cost of sales(c)	(3,664)	(259)	(204)	(463)	856	(3,271)
Mark-to-market for economic hedging activities	(154)	(22)	7	(15)	1	(168)
Contract and emission credit amortization	—	(21)	(3)	(24)	—	(24)
Gross margin	$1,043	$845	$856	$1,701	$(6)	$2,738
Less: Mark-to-market for economic hedging activities, net	(154)	152	11	163	—	9
Less: Contract and emission credit amortization, net	—	(10)	(3)	(13)	—	(13)
Economic gross margin	$1,197	$703	$848	$1,551	$(6)	$2,742
Business Metrics
MWh sold (thousands)		40,908	17,463
MWh generated (thousands)		37,975	11,524
(a) Includes International, Renewables, and Generation eliminations .
(b) Includes BETM, which was sold as of July 31, 2018 .
(c) Includes purchased energy, capacity and emissions credits
The table below represents the weather metrics for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
Weather Metrics	Gulf Coast	East/West/Other
2018
CDDs (a)	2,821	1,139
HDDs (a)	1,143	2,197
2017
CDDs	2,653	1,071
HDDs	674	2,041
10-year average
CDDs	2,681	990
HDDs	1,107	2,245

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

Retail gross margin and economic gross margin
The following is a discussion of gross margin and economic gross margin for Retail.

	Nine months ended September 30,
(In millions except otherwise noted)	2018	2017
Retail revenue	$5,215	$4,651
Supply management revenue	130	147
Capacity revenue	157	70
Customer mark-to-market	(5)	—
Operating revenue (a)	5,497	4,868
Cost of sales (b)	(4,130)	(3,671)
Mark-to-market for economic hedging activities	86	(154)
Gross Margin	$1,453	$1,043
Less: Mark-to-market for economic hedging activities, net	81	(154)
Economic Gross Margin	$1,372	$1,197

Business Metrics
Mass electricity sales volume — GWh - Gulf Coast	29,885	28,153
Mass electricity sales volume — GWh - All other regions	5,828	4,722
C&I electricity sales volume — GWh - All regions	16,099	15,228
Natural gas sales volumes (MDth)	4,850	1,941
Average Retail Mass customer count (in thousands)	3,001	2,856
Ending Retail Mass customer count (in thousands) (c)	3,167	2,880

(a)	Includes intercompany sales of $4 million and $4 million in 2018 and 2017, respectively, representing sales from Retail to the Gulf Coast region.

(b)	Includes intercompany purchases of $900 million and $885 million in 2018 and 2017, respectively.

(c)	The acquisition of XOOM Energy, LLC increased NRG's retail portfolio by approximately 300,000 customers.
Retail gross margin increased $410 million and economic gross margin increased $175 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to:

(In millions)
Higher gross margin due to an increase in capacity revenues from the Business Solutions unit due to additional MWs sold of $36 million and higher rates of $16 million	$52
Higher gross margin due to higher revenue of $206 million or approximately $3.95 per MWh, driven by customer product, term and mix, offset by higher supply cost of $162 million or approximately $3.29 per MWh, driven by an increase in power prices	44
Higher gross margin of $37 million due to $50 million from an increase in load of $1,828,000 MWh, partially offset by $13 million due to unfavorable impacts of selling back excess supply in 2018 compared to 2017	37
Higher gross margin due to higher volumes from higher average customer counts primarily driven by XOOM acquisition in June 2018.	26
Higher gross margin due to unfavorable impacts from Hurricane Harvey in 2017 driven by $9 million from a reduction in load of 200,000 MWh, and the unfavorable impact of selling back excess supply along with $7 million of customer relief	16
Increase in economic gross margin	$175
Increase in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	235
Increase in gross margin	$410

Generation gross margin and economic gross margin
Generation gross margin increased $14 million and economic gross margin increased $191 million, both of which include intercompany sales, during the nine months ended September 30, 2018, compared to the same period in 2017.
The tables below describe the increase in Generation gross margin and economic gross margin:
Gulf Coast Region

(In millions)
Higher gross margin due to a 12% increase in average realized prices in Texas and a 4% increase in average realized prices in South Central	$188
Higher gross margin from sales of NOx emission credits	35
Higher capacity margins due to an 11% increase in load demand in the South Central business	9
Higher gross margin from commercial optimization activities	7
Lower gross margin due to an increase in tolling purchases in 2018 as a result of increased demand and the cancellation of the Greens Bayou RMR agreement in 2017	(29)
Lower energy margin due to an 18% increase in supply cost on load contracts	(13)
Other	(5)
Increase in economic gross margin	$192
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(166)
Increase in contract and emission credit amortization	3
Increase in gross margin	$29
East/West/Other

(In millions)
Lower gross margin primarily due to Ivanpah and Agua Caliente being deconsolidated in 2018	$(88)
Lower gross margin driven by 25% decrease in realized capacity pricing in New York and the expiration of Long Beach capacity toll in July 2017	(51)
Lower gross margin due to less volume of load contracts coupled with lower prices	(26)
Lower gross margin due to a 1% decrease in realized energy prices in the East	(10)
Higher gross margin due to a 34% increase in in PJM cleared capacity and a 60% increase in NEISO cleared capacity	95
Higher gross margin from commercial optimization activities	33
Higher gross margin as a result of trading activity at BETM	25
Higher gross margin due to an increase in capacity volumes sold from improved historical capacity factors in NY	9
Higher gross margin due to insurance proceeds from outages of $14 million in 2018, compared to business interruption proceeds of $8 million in 2017	6
Other	6
Decrease in economic gross margin	$(1)
Decrease in mark-to-market for economic hedging primarily due to net unrealized gains/losses on open positions related to economic hedges	(16)
Increase in contract and emission credit amortization	2
Decrease in gross margin	$(15)

Mark-to-market for Economic Hedging Activities
Mark-to-market for economic hedging activities includes asset-backed hedges that have not been designated as cash flow hedges. Total net mark-to-market results increased by $53 million during the nine months ended September 30, 2018, compared to the same period in 2017.
The breakdown of gains and losses included in operating revenues and operating costs and expenses by region was as follows:

	Nine months ended September 30, 2018
		Generation
	Retail	Gulf Coast	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$89	$(3)	$(148)	$(63)
Net unrealized (losses)/gains on open positions related to economic hedges	(4)	(96)	5	127	32
Total mark-to-market (losses)/gains in operating revenues	$(5)	$(7)	$2	$(21)	$(31)
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(156)	$(4)	$(10)	$148	$(22)
Reversal of acquired gain positions related to economic hedges	(11)	—	—	—	(11)
Net unrealized gains/(losses) on open positions related to economic hedges	253	(3)	3	(127)	126
Total mark-to-market gains/(losses) in operating costs and expenses	$86	$(7)	$(7)	$21	$93

(a)	Represents the elimination of the intercompany activity between Retail and Generation.

	Nine months ended September 30, 2017
		Generation
	Retail	Gulf Coast	East/West/Other	Eliminations(a)	Total
	(In millions)
Mark-to-market results in operating revenues
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(1)	$113	$(32)	$21	$101
Net unrealized gains/(losses) on open positions related to economic hedges	1	61	36	(22)	76
Total mark-to-market gains/(losses) in operating revenues	$—	$174	$4	$(1)	$177
Mark-to-market results in operating costs and expenses
Reversal of previously recognized unrealized (gains)/losses on settled positions related to economic hedges	$(51)	$(12)	$1	$(21)	$(83)
Reversal of acquired gain positions related to economic hedges	(1)	—	—	—	(1)
Net unrealized (losses)/gains on open positions related to economic hedges	(102)	(10)	6	22	(84)
Total mark-to-market (losses)/gains in operating costs and expenses	$(154)	$(22)	$7	$1	$(168)

(a)	Represents the elimination of the intercompany activity between Retail and Generation.
Mark-to-market results consist of unrealized gains and losses on contracts that are not yet settled. The settlement of these transactions is reflected in the same revenue or cost caption as the items being hedged.

For the nine months ended September 30, 2018, the $31 million loss in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized gains on contracts that settled during the period, partially offset by an increase in the value of open positions as a result of decreases in outer year natural gas prices. The $93 million gain in operating costs and expenses from economic hedge positions was driven primarily by an increase in value of open positions as a result of ERCOT heat rate expansion and increases in ERCOT electricity prices, partially offset by the reversal of previously recognized unrealized gains on contracts that settled during the period and acquired deals.
For the nine months ended September 30, 2017, the $177 million gain in operating revenues from economic hedge positions was driven primarily by the reversal of previously recognized unrealized losses on contracts that settled during the period, as well as an increase in the value of open positions as a result of decreases in PJM power prices, New York capacity prices, and natural gas prices. The $168 million loss in operating costs and expenses from economic hedge positions was driven primarily by the decrease in value of open positions as a result of lower coal, natural gas and ERCOT power prices, as well as the reversal of previously recognized unrealized gains on contracts that settled during the period.
In accordance with ASC 815, the following table represents the results of the Company's financial and physical trading of energy commodities for the nine months ended September 30, 2018 and 2017. The realized and unrealized financial and physical trading results are included in operating revenue within the Generation segment. The Company's trading activities are subject to limits within the Company's Risk Management Policy and were primarily transacted through BETM.

	Nine months ended September 30,
(In millions)	2018	2017
Trading gains/(losses)
Realized	$63	$18
Unrealized	17	(7)
Total trading gains	$80	$11

Operations and Maintenance Expense

	Retail	Generation		Corporate	Eliminations	Total
		Gulf Coast	East/West/Other(a)
	(In millions)
Nine months ended September 30, 2018	$152	$419	$317	$2	$(6)	$884
Nine months ended September 30, 2017	$170	$369	$318	$11	$(4)	864
(a) Includes International, Renewables, Generation and Generation eliminations

Operations and maintenance expense increased by $20 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
2017 proceeds and 2018 payments in settlement of certain legal matters	$33
Increase in major maintenance due to planned outages of $15 million in Texas, increased outage hours at STP of $8 million, and $3 million in South Central, partially offset by $3 million due to forced outages related to Hurricane Harvey in 2017	23
Increase in operations and maintenance due to the gain on sale of Jewett Mine dragline in 2017	18
Increase in deactivation costs primarily at Dunkirk	8
Increase costs incurred for margin enhancement initiatives	2
Decrease in operations and maintenance expense due to cost efficiencies as a result of the Transformation Plan (a)	(58)
Decrease in operations and maintenance due to deconsolidation of Ivanpah and Agua Caliente in 2018	(18)
Increased compliance costs and other	12
$20
(a) Approximately $88 million of additional cost savings were achieved in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, as the savings became permanent through the Transformation Plan.

Depreciation and amortization
Depreciation and amortization decreased by $120 million for the nine months ended September 30, 2018, compared to the same period in 2017, driven primarily by the impairment of property, plant and equipment in prior years as well as the deconsolidation of Ivanpah in May 2018.
Impairment Losses
For the nine months ended September 30, 2018, the Company recorded impairment losses of $74 million related to the impairment of the Keystone and Conemaugh generating stations, as well as the impairment of the Dunkirk project as described in Note 7, Impairments.
Selling, General and Administrative
Selling, general and administrative expenses are comprised of the following:

	Retail	Generation	Corporate	Total
		(In millions)
Nine months ended September 30, 2018	$385	$165	$41	$591
Nine months ended September 30, 2017	334	170	130	634
Selling, general and administrative expenses decreased by $43 million for the nine months ended September 30, 2018, compared to the same period in 2017.

(In millions)
Decrease in general and administrative expense from cost initiatives for the Transformation Plan(a)	$(133)
Prior year fees associated with advisors engaged to assist the Company in its strategic review in 2017	(20)
Prior year fees for advisors and other consultants engaged to assist the Company with GenOn's bankruptcy proceedings	(11)
Increase in selling and marketing expenses associated with costs incurred for margin enhancement initiatives	72
Increase in costs due to the XOOM acquisition	19
Increase in bad debt expense due to higher revenues	14
Other	16
$(43)
(a) Approximately $67 million of additional cost savings were achieved in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, as the savings became permanent through the Transformation Plan.
Reorganization Costs
Reorganization costs, primarily related to employee severance and contract cancellation costs, of $70 million, were incurred as part of the Transformation Plan during the nine months ended September 30, 2018 compared to $18 million in the nine months ended September 30, 2017.
Other Income - Affiliate
Other income - affiliate represents the services fees charged to GenOn for shared services under the Services Agreement through June 14, 2017, the date of deconsolidation.
Gain on Sale of Assets
Gain on sale of assets for the nine months ended September 30, 2018, consists primarily of the gain on the sale of BETM and Canal 3, while the gain on sale of assets for the nine months ended September 30, 2017, represents a gain on the sale of land.
Equity in (Losses)/Earnings of Unconsolidated Affiliates
Equity in earnings of consolidated affiliates increased by $46 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, which was primarily driven by the equity in earnings recorded in 2018 for Ivanpah and Agua Caliente after deconsolidation, as well a prior year losses from Peta Nova.

Other Income, Net
Other income, net for the nine months ended September 30, 2018, primarily relates to the loss on deconsolidation as well as income from pension and postretirement investments. Other income for the nine months ended September 30, 2017, primarily relates to dividends received from cost method investments as well as income from pension and postretirement investments.
Interest Expense
NRG's interest expense decreased by $71 million for the nine months ended September 30, 2018, compared to the same period in 2017 due to the following:

(In millions)
Decrease in derivative interest expense from changes in the fair value of interest rate swaps driven by increased interest rates in 2018	$(20)
Decrease in interest expense related to repurchases of Senior Notes	(29)
Decrease in interest expense related to Ivanpah deconsolidation	(16)
Decrease in interest expense related to Carlsbad deconsolidation	(7)
Other	1
$(71)
Loss on Debt Extinguishment
A loss on debt extinguishment of $22 million was recorded for the nine months ended September 30, 2018, primarily driven by the repurchase of Senior Notes at a price above par value, combined with the write-off of unamortized debt issuance costs.
Income Tax Expense
For the nine months ended September 30, 2018, NRG recorded an income tax expense of $19 million on pre-tax income of $620 million. For the same period in 2017, NRG recorded an income tax expense of $3 million on a pre-tax income of $119 million. The effective tax rate was 3.1% and 2.5% for the nine months ended September 30, 2018 and 2017, respectively.
For the nine months ended September 30, 2018, and 2017 NRG's overall effective tax rate was different than the statutory rate of 21% and 35%, respectively primarily due to the tax benefit for the change in valuation allowance partially offset by the current state tax expense.
Net income attributable to noncontrolling interests and redeemable noncontrolling interests
For the nine months ended September 30, 2018, net income attributable to noncontrolling interests and redeemable noncontrolling interest increased as compared to the same period in 2017, due to the sale of NRG Yield, Inc. and Renewables Platform.

Liquidity and Capital Resources
Liquidity Position
As of September 30, 2018 and December 31, 2017, NRG's liquidity, excluding collateral received, was approximately $2.8 billion and $2.8 billion, respectively, comprised of the following:

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents:	$1,359	$767
Restricted cash - operating	18	3
Restricted cash - reserves (a)	10	276
Total	1,387	1,046
Total credit facility availability	1,454	1,711
Total liquidity, excluding collateral received	$2,841	$2,757
(a) Includes reserves primarily for debt service, performance obligations, and capital expenditures.
For the nine months ended September 30, 2018, total liquidity, excluding collateral funds deposited by counterparties, increased by $84 million. Changes in cash and cash equivalent balances are further discussed hereinafter under the heading Cash Flow Discussion. Cash and cash equivalents at September 30, 2018, were predominantly held in money market funds invested in treasury securities, treasury repurchase agreements or government agency debt.
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

Sources of Liquidity
The principal sources of liquidity for NRG's future operating and capital expenditures are expected to be derived from cash on hand, cash flows from operations, cash proceeds from future sales of assets, and financing arrangements, as described in Note 8, Debt and Capital Leases, to this Form 10-Q and Note 12, Debt and Capital Leases, to the Company's 2017 10-K. The Company's financing arrangements consist mainly of the Senior Credit Facility, the Senior Notes, and project-related financings.
The table below represents the approximate cash proceeds received from sale transactions and related financings completed by the company during the nine months ended September 30, 2018.

Sales	Cash Proceeds (in millions)
NRG Yield, Inc and Renewables Platform	$1,348
Buckthorn Solar (a)	42
UPMC Thermal Project (a)	84
BETM	70
Canal 3(b)	167
Other Sales	12
Completed sales transactions as of September 30, 2018	$1,723
(a) Sale of assets to NRG Yield, Inc., prior to discontinued operations
(b) In addition to cash proceeds from sale, amount includes $151 million related to a financing arrangement prior to the sale

The table below represents the approximate cash proceeds expected from sales transactions anticipated to be completed by the Company.

Expected Sales	Expected Close Date	Expected Cash Proceeds (in millions)
South Central Business	Q4 2018	$1,000
Carlsbad	Q1 2019	365
Expected cash proceeds from anticipated sales transactions		$1,365

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
First Lien Structure
NRG has granted first liens to certain counterparties on a substantial portion of the Company's assets, excluding assets acquired in the GenOn and EME (including Midwest Generation) acquisitions, and NRG's assets that have project-level financing.  NRG uses the first lien structure to reduce the amount of cash collateral and letters of credit that it would otherwise be required to post from time to time to support its obligations under out-of-the-money hedge agreements for forward sales of power or gas used as a proxy for power.  To the extent that the underlying hedge positions for a counterparty are out-of-the-money to NRG, the counterparty would have claim under the first lien program.  The first lien program limits the volume that can be hedged, not the value of underlying out-of-the-money positions.  The first lien program does not require NRG to post collateral above any threshold amount of exposure.  Within the first lien structure, the Company can hedge up to 80% of its coal and nuclear capacity, and 10% of its other assets, with these counterparties for the first 60 months and then declining thereafter. Net exposure to a counterparty on all trades must be positively correlated to the price of the relevant commodity for the first lien to be available to that counterparty. The first lien structure is not subject to unwind or termination upon a ratings downgrade of a counterparty and has no stated maturity date.
The Company's first lien counterparties may have a claim on its assets to the extent market prices exceed the hedged prices. As of September 30, 2018, all hedges under the first liens were in-the-money on a counterparty aggregate basis.
The following table summarizes the amount of MW hedged against the Company's coal and nuclear assets and as a percentage relative to the Company's coal and nuclear capacity under the first lien structure as of September 30, 2018:

Equivalent Net Sales Secured by First Lien Structure (a)	2018	2019	2020	2021	2022	2023
In MW	372	849	835	685	728	790
As a percentage of total net coal and nuclear capacity (b)	8%	18%	18%	15%	16%	17%

(a)	Equivalent Net Sales include natural gas swaps converted using a weighted average heat rate by region.

(b)
Net coal and nuclear capacity represents 80% of the Company’s total coal and nuclear assets eligible under the first lien which excludes coal assets acquired in the EME (including Midwest Generation). and NRG's assets that have project level financing.

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
Commercial Operations
The Company's commercial operations activities require a significant amount of liquidity and capital resources. These liquidity requirements are primarily driven by: (i) margin and collateral posted with counterparties; (ii) margin and collateral required to participate in physical markets and commodity exchanges; (iii) timing of disbursements and receipts (i.e. buying fuel before receiving energy revenues); (iv) initial collateral for large structured transactions; and (v) collateral for project development. As of September 30, 2018, commercial operations had total cash collateral outstanding of $197 million and $693 million outstanding in letters of credit to third parties primarily to support its commercial activities for both wholesale and retail transactions. As of September 30, 2018, total collateral held from counterparties was $30 million in cash and $68 million of letters of credit.
Future liquidity requirements may change based on the Company's hedging activities and structures, fuel purchases, and future market conditions, including forward prices for energy and fuel and market volatility. In addition, liquidity requirements are dependent on the Company's credit ratings and general perception of its creditworthiness.
Capital Expenditures
The following tables and descriptions summarize the Company's capital expenditures for maintenance, environmental, and growth investments for the nine months ended September 30, 2018, and the estimated capital expenditure and growth investments forecast for the remainder of 2018.

	Maintenance	Environmental	Growth Investments (b)	Total
	(In millions)
Retail	$14	$—	$45	$59
Generation
Gulf Coast	93	—	—	93
East/West/Other (a)	22	1	133	156
Corporate	6	—	31	37
Total cash capital expenditures for the nine months ended September 30, 2018	135	1	209	345
Funding from debt financing, net of fees	—	—	(247)	(247)
Other investments (c)	—	—	232	232
Total capital expenditures and investments, net of financings	135	1	194	330

Estimated capital expenditures for the remainder of 2018	40	2	63	105
Funding from debt financing, net of fees	—	—	84	84
Other investments (c)	—	—	64	64
NRG estimated capital expenditures for the remainder of 2018, net of financings (d)	$40	$2	$211	$253
(a) Includes International and Renewables
(b) Growth includes $44 million of cost-to-achieve spend associated with the Transformation Plan
(c) Includes other investments and acquisitions
(d) Maintenance capital expenditures includes approximately $19 million for assets to be sold
Growth Investments capital expenditures
For the nine months ended September 30, 2018, the Company's growth investment capital expenditures included $134 million for repowering projects and $75 million for the Company's other growth projects.

Environmental Capital Expenditures
NRG estimates that environmental capital expenditures from 2018 through 2022 required to comply with environmental laws will be approximately $39 million.
Common Stock Dividends
The following table lists the dividends paid during the nine months ended September 30, 2018:

	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Dividends per Common Share	$0.03	$0.03	$0.03
On October 17, 2018, NRG declared a quarterly dividend on the Company's common stock of $0.03 per share, payable November 15, 2018, to stockholders of record as of November 1, 2018 representing $0.12 on an annualized basis.
The Company's common stock dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. The Company expects that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Share Repurchases
In In February 2018, the Company's board of directors authorized the Company to repurchase $1 billion of its common stock. As of September 30, 2018, the Company has completed the stock repurchase program. During the nine months ended September 30, 2018, the Company repurchased 28,544,693 shares. As discussed in more detail in Note 10, Changes in Capital Structure, the Company may receive additional shares upon settlement of the September ASR on or before December 31, 2018.
Senior Note Repurchases
During the second and third quarter, the Company completed open market senior note repurchases and partially redeemed the 6.250% notes due 2022, as detailed in the table below. During the nine months ended September 30, 2018, a $22 million loss on debt extinguishment was recorded for these repurchases, which included the write-off of previously deferred financing costs of $6 million.

	Principal Repurchased	Cash Paid (a)	Average Early Redemption Percentage
In millions, except rates
5.750% senior notes due 2028	$29	$30	99.24%
6.250% senior notes due 2022	14	15	103.25%
Total at June 30, 2018	$43	$45
6.250% senior notes due 2022(b)	492	512	103.13%
5.750% senior notes due 2028	20	20	99.13%
6.625% senior notes due 2027	20	21	103.06%
Total at September 30, 2018	$575	$598
(a) Includes payment for accrued interest of $7 million as of September 30, 2018
(b) Includes partial redemption of $486 million during the third quarter of 2018
On October 9, 2018, the Company redeemed all of its outstanding 6.250% senior notes due 2022 in the aggregate principal amount of $485 million.

2023 Term Loan Facility
In accordance with the terms of the Credit Agreement, on October 5, 2018, the Company initiated an asset sale offer to purchase a portion of its Term Loan following the sale of NRG Yield and the Renewables Platform. The offer expired on November 5, 2018, and $260 million of Term Loan holders accepted the offer. As a result, the Company prepaid $155 million of Term Loans as part of its de-leveraging plan, as well as established an incremental first lien secured loan term facility under the Senior Credit Facility in the aggregate principal amount of $105 million on the same terms and conditions to stay within its debt reduction target.

Small Book Acquisitions
Through the end of October 2018, the Company has agreed to acquire several books of customers totaling approximately 115,000 customers, along with brand names, for $44 million.
XOOM Energy Acquisition
On June 1, 2018, the Company completed the acquisition of XOOM Energy, LLC, an electricity and natural gas retailer operating in 19 states, Washington, D.C. and Canada for approximately $219 million in cash, inclusive of approximately $54 million in payments for estimated working capital, which is subject to further adjustment. The acquisition increased NRG's retail portfolio by approximately 300,000 customers in the aggregate.

Cash Flow Discussion
The following table reflects the changes in cash flows for the comparative nine-month periods:

	Nine months ended September 30,
	2018	2017	Change
	(In millions)
Net cash provided by operating activities	$1,082	$736	$346
Net cash used by investing activities	(59)	(422)	363
Net cash used by financing activities	(666)	(214)	(452)
Net Cash Provided By Operating Activities
Changes to net cash provided by operating activities were driven by:

(In millions)
Increase in operating income adjusted for non-cash items	$332
Change in cash from discontinued operations	146
Decrease in cash collateral paid/received in support of energy risk management activities	73
GenOn settlement in July 2018	(125)
Increase in accounts receivable, net of payables, due to increased revenues within the Retail segment	(51)
Other changes in working capital	(29)
$346
Net Cash Used By Investing Activities
Changes to net cash used by investing activities were driven by:

(In millions)
Increase in proceeds from sale of assets, primarily from sale of discontinued operations	$1,246
Cash removed due to deconsolidation of business in 2018	(268)
Increase in cash paid for acquisitions in 2018, primarily from the XOOM Energy acquisition	(197)
Increase in capital expenditures for growth investments in generation assets	(173)
Decrease in net contributions to unconsolidated affiliates	(86)
Change in cash from discontinued operations	(65)
Decrease in sales of emissions, net of purchases	(33)
Increase in investments in nuclear decommissioning trust net of proceeds from sales	(31)
Decrease in insurance proceeds received	(22)
Other	(8)
$363
Net Cash Provided By Financing Activities
Changes to net cash used by financing activities were driven by:

(In millions)
Repurchases of common stock in 2018, from open market repurchases and the ASR Agreement	$(1,000)
Increase in payments for short and long-term debt	(627)
Increase in proceeds from the issuance of long-term debt, primarily the 2.75% Convertible Notes	687
Change in cash from discontinued operations including long-term deposits in 2017	364
Decrease in notes issued to affiliates	99
Decrease in deferred financing costs due to fewer debt instruments refinanced in 2018	20
Other	5
$(452)

NOLs, Deferred Tax Assets and Uncertain Tax Position Implications, under ASC 740
For the nine months ended September 30, 2018, the Company had a total domestic pre-tax book income of $620 million and an immaterial foreign pre-tax book income. As of December 31, 2017, the Company had cumulative domestic Federal NOL carryforwards of $3.4 billion based on the latest income tax return filing, which will begin expiring in 2031 and cumulative state NOL carryforwards of $2.2 billion for financial statement purposes. In addition, NRG has cumulative foreign NOL carryforwards of $216 million, which do not have an expiration date. The NOL balances do not include the projected taxable income related to the sale of NRG Yield and the Renewable Platform of an estimated $1.8 billion. Contingent upon GenOn's emergence from bankruptcy, the Company will recognize an estimated $9.7 billion worthless stock deduction for tax purposes.
In addition to these amounts, the Company has $47 million of tax effected uncertain tax benefits. As a result of the Company's tax position, and based on current forecasts, NRG anticipates income tax payments, primarily to state and local jurisdictions, of up to $20 million in 2018.
The Company has recorded a non-current tax liability of $47 million until final resolution with the related taxing authority. The $47 million non-current tax liability for uncertain tax benefits is from positions taken on various state income tax returns, including accrued interest.
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
Obligations Arising Out of a Variable Interest in an Unconsolidated Entity
Variable interest in equity investments — As of September 30, 2018, NRG has investments in energy and energy-related entities that are accounted for under the equity method of accounting. NRG’s investment in Ivanpah is a variable interest entity for which NRG is not the primary beneficiary. See also Note 9, Variable Interest Entities, or VIEs, to this Form 10-Q.
NRG's pro-rata share of non-recourse debt held by unconsolidated affiliates was approximately $1.0 billion as of September 30, 2018. This indebtedness may restrict the ability of these subsidiaries to issue dividends or distributions to NRG. See also Note 16, Investments Accounted for by the Equity Method and Variable Interest Entities, to the Company's 2017 Form 10-K.
Contractual Obligations and Commercial Commitments
NRG has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to the Company's capital expenditure programs, as disclosed in the Company's 2017 Form 10-K. See also Note 8, Debt and Capital Leases, and Note 15, Commitments and Contingencies, to this Form 10-Q for a discussion of new commitments and contingencies that also include contractual obligations and commercial commitments that occurred during the three and nine months ended September 30, 2018.

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
The tables below disclose the activities that include both exchange and non-exchange traded contracts accounted for at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Specifically, these tables disaggregate realized and unrealized changes in fair value; disaggregate estimated fair values at September 30, 2018, based on their level within the fair value hierarchy defined in ASC 820; and indicate the maturities of contracts at September 30, 2018.

Derivative Activity Gains/(Losses)	(In millions)
Fair Value of Contracts as of December 31, 2017	$103
Contracts realized or otherwise settled during the period	(106)
Contracts acquired during the period	11
Changes in fair value	160
Fair Value of Contracts as of September 30, 2018	$168

	Fair Value of Contracts as of September 30, 2018
	Maturity
Fair value hierarchy (Losses)/Gains	1 Year or Less		Greater than 1 Year to 3 Years	Greater than 3 Years to 5 Years	Greater than 5 Years	Total Fair Value
	(In millions)
Level 1	$(27)		$(27)	$(7)	$—	$(61)
Level 2	148	—	105	3	(14)	242
Level 3	12		(8)	(3)	(14)	(13)
Total	$133		$70	$(7)	$(28)	$168
The Company has elected to present derivative assets and liabilities on a trade-by-trade basis and does not offset amounts at the counterparty master agreement level. Also, collateral received or paid on the Company's derivative assets or liabilities are recorded on a separate line item on the balance sheet. Consequently, the magnitude of the changes in individual current and non-current derivative assets or liabilities is higher than the underlying credit and market risk of the Company's portfolio. As discussed in Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, to this Form 10-Q, NRG measures the sensitivity of the Company's portfolio to potential changes in market prices using VaR, a statistical model which attempts to predict risk of loss based on market price and volatility. NRG's risk management policy places a limit on one-day holding period VaR, which limits the Company's net open position. As the Company's trade-by-trade derivative accounting results in a gross-up of the Company's derivative assets and liabilities, the net derivative asset and liability position is a better indicator of NRG's hedging activity. As of September 30, 2018, NRG's net derivative asset was $168 million, an increase to total fair value of $64 million as compared to December 31, 2017. This increase was driven by gains in fair value and acquired contracts, partially offset by roll-off of trades that settled during the period.
Based on a sensitivity analysis using simplified assumptions, the impact of a $0.50 per MMBtu increase in natural gas prices across the term of the derivative contracts would result in a decrease of approximately $197 million in the net value of derivatives as of September 30, 2018. The impact of a $0.50 per MMBtu decrease in natural gas prices across the term of derivative contracts would result in an increase of approximately $193 million in the net value of derivatives as of September 30, 2018.

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
The following table summarizes average, maximum and minimum VaR for NRG's commodity portfolio, including generation assets, load obligations and bilateral physical and financial transactions, calculated using the VaR model for the three and nine months ending September 30, 2018 and 2017:

(In millions)	2018	2017
VaR as of September 30,	$72	$40
Three months ended September 30,
Average	$67	$30
Maximum	75	40
Minimum	61	25
Nine months ended September 30,
Average	62	$27
Maximum	75	40
Minimum	48	20
In order to provide additional information for comparative purposes to NRG's peers, the Company also uses VaR to estimate the potential loss of derivative financial instruments that are subject to mark-to-market accounting. These derivative instruments include transactions that were entered into for both asset management and trading purposes. The VaR for the derivative financial instruments calculated using the diversified VaR model as of September 30, 2018, for the entire term of these instruments entered into for both asset management and trading was $16 million, primarily driven by asset-backed transactions.
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
If all of the above swaps had been discontinued on September 30, 2018, the counterparties would have owed the Company $54 million. Based on the credit ratings of the counterparties, NRG believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
NRG has both long and short-term debt instruments that subject the Company to the risk of loss associated with movements in market interest rates. As of September 30, 2018, a 1% change in variable interest rates would result in a $8.6 million change in interest expense on a rolling twelve-month basis.

As of September 30, 2018, the fair value and related carrying value of the Company's debt was $7.7 billion and $7.3 billion respectively. NRG estimates that a 1% decrease in market interest rates would have increased the fair value of the Company's long-term debt by $541 million.
Liquidity Risk
Liquidity risk arises from the general funding needs of NRG's activities and in the management of the Company's assets and liabilities. The Company is currently exposed to additional collateral posting if natural gas prices decline primarily due to the long natural gas equivalent position at various exchanges used to hedge NRG's retail supply load obligations.
Based on a sensitivity analysis for power and gas positions under marginable contracts, a $0.50 per MMBtu change in natural gas prices across the term of the marginable contracts would cause a change in margin collateral posted of approximately $82 million as of September 30, 2018, and a 1 MMBtu/MWh change in heat rates for heat rate positions would result in a change in margin collateral posted of approximately $67 million as of September 30, 2018. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2018.
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
Changes in Internal Control over Financial Reporting
There were no changes in NRG's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, NRG's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which NRG was involved through September 30, 2018, see Note 15, Commitments and Contingencies, to this Form 10-Q.
ITEM 1A — RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors Related to NRG Energy, Inc., in the Company's 2017 Form 10-K. There have been no material changes in the Company's risk factors since those reported in its 2017 Form 10‑K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2018, the Company's board of directors authorized the Company to repurchase $1 billion of its common stock. As of September 30, 2018, the Company has completed the $1 billion common stock repurchase program.
The table below sets forth the information with respect to purchases made by or on behalf of NRG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of NRG's common stock during the quarter ended September 30, 2018.

For the three months ended September 30, 2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2018 to July 31, 2018)	860,880	(a)	860,880	$499,950,111
Month #2
(August1, 2018 to August 31, 2018)	—	$—	—	$499,950,111
Month #3
(September 1, 2018 to September 30, 2018)	12,820,512	(b)	12,820,512	$—
Total at September 30, 2018	13,681,392		13,681,392

(a)
In May 2018, the Company executed an ASR Agreement to repurchase $354 million of outstanding common stock. 9,969,023 shares were delivered in May and additional 860,880 shares were delivered in July. The average price paid for all of the shares under the May ASR was $32.69 per share.

(b)
In September 2018, the Company executed an additional ASR Agreement to repurchase $500 million of outstanding common stock. The company received initial shares of 12,820,512 in September. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the ASR period based on the total number of shared delivered under the ASR.

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

NRG ENERGY, INC. (Registrant)

/s/ MAURICIO GUTIERREZ
Mauricio Gutierrez
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ DAVID CALLEN
David Callen
Date: November 8, 2018	Chief Accounting Officer (Principal Accounting Officer)